Form 10-K
period 1993-12-31
BANCORP HAWAII INC
filed 1994-03-29
CIK 46195

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993

                                       OR

   [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _______ to ______

                         COMMISSION FILE NUMBER 1-6887

                           ------------------------

                              BANCORP HAWAII, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 HAWAII                                99-0148992
        (STATE OF INCORPORATION)           (IRS EMPLOYER IDENTIFICATION NO.)

           130 MERCHANT STREET                            96813
            HONOLULU, HAWAII
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (808) 537-8111

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                      ON WHICH REGISTERED
           -------------------                     ---------------------
        COMMON STOCK, $2 PAR VALUE                NEW YORK STOCK EXCHANGE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No    .
                                        ---     ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange on January 31, 1994 ($46.75 per share): $1,320,646,874.

  As of January 31, 1994, 28,425,038 shares of Common Stock, $2 par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 27, 1994, are incorporated by reference into Part III of this Report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

  Bancorp Hawaii, Inc., (Bancorp) was organized on August 12, 1971, as the first bank holding company in the State of Hawaii.

  Bancorp provides varied financial services to customers in Hawaii, other areas of the Pacific Basin, and selected markets with economies similar to those in the Pacific Basin. It is the largest of the bank holding companies headquartered in the State of Hawaii. The principal subsidiaries of Bancorp are Bank of Hawaii and Bancorp Pacific, Inc. (formerly known as FirstFed America, Inc.)

  In 1993, Bank of Hawaii finalized its acquisition of American Financial Services of Hawaii, Inc. (AFS), a trust holding company. AFS has two subsidiaries, American Trust Company of Hawaii, Inc. and Bishop Trust Company, Limited. The total assets under administration of these two trust companies were approximately $2.7 billion at the May 7, 1993 acquisition date. Bank of Hawaii's strategy is to integrate the operations of these companies into its other trust subsidiary--Hawaiian Trust Company, Limited.

  In December 1993, the final approvals were received allowing Bank of Hawaii International, Inc. to purchase 80% of Banque Indosuez Vanuatu, Ltd. Upon finalization of the purchase, the name was changed to Banque d'Hawaii (Vanuatu), Limited. Total assets were $70.1 million at year-end 1993 and for 1993 have been accounted for under the equity method. Future financial reporting will consolidate these assets and operations.

  At December 31, 1993, Bancorp and its subsidiaries employed 4,424 persons on a full-time or part-time basis.

  The following is a description of each of Bancorp's subsidiaries.

  Bank of Hawaii was organized under the laws of Hawaii on December 17, 1897, and has been continuously in business since. Its headquarters are in Honolulu, Hawaii, and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). It is not a member of the Federal Reserve System.

  Bancorp and the 19 directors of Bank of Hawaii (each of whom holds 125 qualifying shares) own 100% of the outstanding shares.

  Bank of Hawaii provides customary commercial banking services through branch offices in the State of Hawaii and branches or representative offices in American Samoa, Bahamas (Nassau), Commonwealth of the Northern Mariana Islands (Saipan), Federated States of Micronesia (Pohnpei, Kosrae, and Yap), Guam, Hong Kong, Japan (Tokyo), Korea (Seoul), Philippines (Manila, Davao, and Cebu), Republic of Fiji (Suva), Republic of Palau (Koror), Republic of the Marshall Islands (Majuro), Singapore, and Taiwan (Taipei). Bank of Hawaii also has affiliates in New Caledonia, Tahiti, Tonga, Vanuatu and Western Samoa.

  Bank of Hawaii owns all of the outstanding stock of Hawaiian Trust Company, Limited; Bancorp Leasing of Hawaii, Inc.; Bank of Hawaii International, Inc.; Bank of Hawaii International Corporation, New York; Bankoh Investment Advisory Services Limited; American Financial Services, Inc.; Realty and Mortgage Investors of the Pacific, Limited and Hawaiian Hong Kong Holdings, Ltd. The operations of Bankoh Corporation were merged into the Bank and Bankoh Corporation was dissolved in December 1993. A brief discussion of each of the Bank's other subsidiaries follows:

  Hawaiian Trust Company, Limited (HTCo) was acquired by Bancorp in 1985. HTCo was incorporated in Hawaii on August 10, 1898. It offers trust services primarily in Hawaii and Guam. In 1987, Bancorp contributed the stock of HTCo to Bank of Hawaii after receiving approval to do so from the appropriate regulatory agencies. As a result, HTCo became a wholly owned subsidiary of Bank of Hawaii. At year-end 1993, trust assets under administration were $8.4 billion for HTCo.

  Bancorp Leasing of Hawaii, Inc. (BLH), formed in 1973, provides leasing and leasing services, mainly to the commercial sector in Hawaii. BLH has several subsidiaries that are "specific purpose leasing vehicles." These subsidiaries include Bankoh Equipment Leasing Corporation; S.I.L., Inc.; and Arbella Leasing Corporation. In 1990, BLH organized two new subsidiaries, Bancorp Leasing of America, Inc., and Bancorp Leasing International, Inc., to segregate U.S. mainland and international leasing activities. Bancorp Leasing of America, Inc. remains inactive. On a consolidated basis, BLH's assets represented 1.1% of Bancorp's total assets at year-end 1993.

  Bank of Hawaii International, Inc. (BOHI) was formed in 1968. BOHI holds equity interests in the following foreign financial institutions (in the percentages indicated): Bank of Tonga--30%; Banque de Nouvelle Caledonie, New Caledonia--21%; Banque de Tahiti--38%; Pacific Commercial Bank, Limited, Western Samoa--43%; and Hawaii Financial Corporation (Hong Kong) Limited-- 100%, which is a registered deposit-taking company and owns 100% of Bonsphere, Ltd., a trade re-invoicing company. In 1993, BOHI acquired 80% of Banque Indosuez Vanuatu, Limited whose name was immediately changed to Banque d'Hawaii (Vanuatu), Limited. BOHI's total assets represented 1.1% of Bancorp's total assets at year-end 1993.

  Bank of Hawaii International Corporation, New York (BOHICNY), was organized in 1982 as an Edge Act corporation. Bank of Hawaii International Corporation, New York, provides payment, clearing, and settlement services with the New York Clearing House and Clearing House Interbank Payment Service (CHIPS) for both affiliated and unaffiliated banks. BOHICNY had total assets representing 0.8% of Bancorp's total assets at year-end 1993.

  Bankoh Investment Advisory Services, Limited (formerly known as Bankoh Advisory Corporation) was reactivated in 1991 to provide advisory services for businesses seeking to operate in Hawaii. The activity of this company has been very limited during the year.

  Hawaiian Hong Kong Holdings, Ltd. was incorporated in 1984 to acquire certain foreign real estate expected to be obtained through foreclosure. The transaction never took place and the company remains inactive.

  Realty and Mortgage Investors of the Pacific, Limited (RAMPAC), a wholly owned subsidiary, was organized in 1992. Its activity is focused on commercial real estate lending in Hawaii, but does not accept deposits. Total assets at year-end 1993 were $82.8 million.

  Bancorp also holds all of the outstanding stock, except as noted, of the corporations listed below:

  Bancorp Pacific, Inc., formerly known as FirstFed America, Inc., was incorporated under Delaware law in July 1986 for the purpose of becoming a savings and loan holding company to own the outstanding stock of First Federal Savings and Loan Association (First Federal) upon its conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association.

  Bancorp Pacific Inc.'s only significant business is conducted through its wholly owned subsidiary, First Federal, and First Federal's second-tier subsidiary, First Savings and Loan Association of America (First Savings).

  First Federal, a federally chartered stock savings and loan association, has been in operation since 1904. First Federal in 1978 merged with Island Federal Savings and Loan Association of Honolulu, Hawaii, and during the 1980s acquired several smaller savings and loan associations. First Federal operates 24 full service offices throughout Hawaii. Its deposits are also insured by the FDIC. Total assets for First Federal represented 7.9% of Bancorp's total assets at year-end 1993.

  First Savings operates in a market area that includes the entire island of Guam and the island of Saipan in the Commonwealth of the Northern Mariana Islands (located approximately 120 miles northeast of Guam). First Savings operates three full-service offices in Guam and one in Saipan. Its deposits are insured by the FDIC. The stock of Bancorp Finance of Hawaii--(Guam), Inc. (BFH-Guam) was contributed to First Savings in 1991. BFH-Guam, which changed its name from Bankoh Finance, Inc., in 1984, was formed in 1979 through the purchase of the assets of an industrial loan company based in Guam. BFH-Guam has deposit-taking authority under Guam law, but in 1984, BFH-Guam discontinued accepting new deposits and has had no deposit liabilities since 1987. On a consolidated basis, First Savings' assets represented 1.2% of Bancorp's total assets.

  First National Bank of Arizona (FNBA) was acquired by Bancorp in October 1987. Bancorp and the directors of FNBA (each of whom holds 1,000 qualifying shares) own 100% of the outstanding shares of FNBA. FNBA was organized under the laws of the United States. Its deposits are insured by the FDIC, and it is a member of the Federal Reserve System. FNBA provides customary commercial banking services through four branch offices located in the State of Arizona. FNBA had total assets representing 0.7% of Bancorp's total assets at year-end 1993.

  Bancorp Life Insurance Company of Hawaii, Inc., was incorporated in 1981 in the State of Arizona to underwrite as a reinsurer the credit life and credit accident and health insurance sold in conjunction with Bank of Hawaii's short-term consumer lending activities. Bancorp Insurance Agency of Hawaii, Inc., was formed in 1982 to act as an agent for the sale of all credit life and credit accident and health insurance that is reinsured with Bancorp Life Insurance Company of Hawaii, Inc.

  In 1989, Bancorp established a wholly owned captive insurance company, Bancorp Hawaii Insurance Services, Ltd. (BHISL). With BHISL's formation, Bancorp became the first Hawaii corporation to establish a Hawaii captive insurance company for its self-insurance needs. BHISL provides bankers professional liability insurance exclusively to Bancorp and its subsidiaries and affiliates. In 1992, BHISL began providing workers compensation insurance for Bancorp and its subsidiaries. BHISL's formation provides Bancorp with greater flexibility and stability in controlling insurance coverages and premium costs. BHISL also provides Bancorp with the opportunity to design self-insurance programs not otherwise available in the conventional insurance market.

  Bancorp Hawaii Small Business Investment Company, Inc., was formed in September 1983 in the State of Hawaii as a small business investment company. Its investment and lending activities were very limited in 1993.

  Bancorp Investment Group, Limited was formed in 1991 to provide full service brokerage and other investment services. The Federal and State regulatory approvals were received and the company has been operational since February of 1992.

  Other Bancorp subsidiaries remained inactive in 1993. These subsidiaries are Bancorp Business Systems of Hawaii, Inc., Bancorp Hawaii Service Corp., Bancorp Investment Advisory Services, Inc., and Investors Pacific Limited. These subsidiaries are expected to be dissolved in 1994.

                           REGULATION AND COMPETITION

EFFECT OF GOVERNMENTAL POLICIES

  The earnings of Bancorp and its principal subsidiaries are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System, and foreign governments and their agencies. The monetary policies of the Federal Reserve System influence to a significant extent the overall growth of loans, investments, deposits, interest rates charged on loans, and interest rates paid on deposits. The nature and impact of future changes in monetary policies are often not predictable. Flexibility is a key attribute in successfully responding to these varied forces.

COMPETITION

  The financial services industry has become highly competitive. Bancorp, Bank of Hawaii, and First Federal compete with local financial institutions as well as institutions located in the major financial centers of the world. Such financial institutions include not only banks and savings associations, but also insurance companies, brokerage houses, mortgage companies, merchandise retailers, consumer finance companies, credit unions, and diversified financial services companies that provide many or all of the services offered by commercial banks and savings institutions but operate without a banking charter and thus free of most of the associated regulatory requirements.

  The State of Hawaii is served by eight commercial banks, six savings associations, approximately one dozen deposit-taking financial services loan companies, approximately 130 credit unions, and scores of mortgage companies and other financial services firms as noted previously. The State is also served by a large number of out-of-state institutions and foreign banks. Bank of Hawaii is the largest Hawaii based financial services firm operating in the market. Outside of Hawaii, Bank of Hawaii's primary competition in the Pacific Basin comes from several major U.S. mainland and foreign banks that operate in those areas. First Federal is the third largest savings association in Hawaii.

  There is no assurance that additional financial institution holding companies or their subsidiaries will not enter markets served by Bancorp and thereby provide additional competition. Likewise, there is no assurance that if Bancorp, Bank of Hawaii, First Federal, and their subsidiaries pursue additional business opportunities, they will not encounter significant competition from other businesses, including ones not associated with banks or financial institution holding companies.

SUPERVISION AND REGULATION

  Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and as such, is subject to the Act and regulations promulgated thereunder by the Board of Governors of the Federal Reserve System (the "Board of Governors").

  The BHC Act requires prior approval of the Board of Governors of the acquisition by Bancorp of more than 5% of the voting shares of any bank or any other bank holding company. As applied to Bancorp, the BHC Act also prohibits the acquisition of more than 5% of the stock of Bancorp by a bank holding company whose operations are principally conducted in a state other than Hawaii, and the acquisition by Bancorp of more than 5% of the stock of any bank located in a state other than Hawaii unless the statutory law of the state in which such bank is located specifically authorizes such acquisition by language to that effect (as, for example, does Arizona) and not merely by implication. Certain aspects of this prohibition may be relaxed in the event of supervised takeovers of troubled financial institutions under the Federal Deposit Insurance Act. Also, various proposals are currently under consideration in the United States Congress (and, with respect to the acquisition of more than 5% of the stock of banks and bank holding companies located in Hawaii, in the Hawaii Legislature) to ease or eliminate this prohibition, but it is not possible to predict at the present time whether any of these proposals will become law.

  The BHC Act also prohibits, with certain exceptions, Bancorp from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than those of banking, managing or controlling banks or other subsidiaries authorized under the Act, or furnishing services to or performing services for its subsidiaries. Among the permitted activities is the ownership of shares of any company the activities of which the Board of Governors determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Board of Governors is required to weigh the expected benefits to the public, such as greater convenience, increased competition, or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Board of Governors has adopted regulations (Reg. Y, as amended) that specify various activities as being so closely related to banking or managing or controlling banks as to be a proper incident thereto. The exact nature and scope of such activities has been the subject of intense national debate, and thus, they may change and become more broad as they evolve over time.

  A significant expansion of the scope of such activities occurred in 1989 when Congress enacted the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). FIRREA expanded the authority of bank holding companies to acquire savings associations, subject to approval by the Board of Governors. In accordance with FIRREA, bank holding companies may acquire healthy as well as failed or failing savings associations in any state, without regard to whether the bank holding company can operate a bank in that state.

  In addition to restructuring the regulation of the savings and loan industry and its deposit insurance and to providing a new regulatory structure for the resolution of troubled and insolvent savings associations, FIRREA contained several provisions that affect commercial banks, including provisions that, among other things, increase the insurance premiums paid by FDIC-insured institutions, enhance federal banking agencies' enforcement authority over the operations of all insured institutions, increase civil and criminal penalties that may be imposed in connection with violations of laws and regulations, and permit the FDIC to impose cross-guarantee liability on insured institutions for any cost or loss incurred by the FDIC in connection with the default by, or assistance to, a commonly controlled institution.

  By virtue of Section 23A of the Federal Reserve Act and Section 18(j) of the Federal Deposit Insurance Act, Bancorp and its subsidiaries are "affiliates" of Bank of Hawaii and FNBA and are subject to the provisions of Section 23A, which limit the amount of and require substantial security for loans and extensions of credit by Bank of Hawaii or FNBA to, and investments in, Bancorp or certain of its subsidiaries and the amount of advances to third parties collateralized by the securities and obligations of Bancorp or certain of its subsidiaries. The general purpose of Sections 23A and 18(j) is to assure that the capital of depository institutions such as Bank of Hawaii and FNBA is not put at risk to support their non-bank affiliates. A similar provision, Section 11 of the Home Owners' Loan Act, subjects the thrift subsidiaries of Bancorp to essentially the same limitations in their transactions with their "affiliates," including Bancorp.

  Bank of Hawaii is subject to supervision and examination by the FDIC and the Department of Commerce and Consumer Affairs of the State of Hawaii. FNBA is subject to supervision and examination by the Comptroller of the Currency and the FDIC.

  Bancorp Pacific, as a savings and loan holding company, is subject to the regulatory supervision of the Office of Thrift Supervision ("OTS"), and its thrift subsidiaries are subject to the regulatory supervision of the OTS and in certain respects the FDIC.

  As owner of all of the stock of Bancorp Pacific, Bancorp is itself registered with the OTS as a savings and loan holding company and in such capacity is subject to various OTS regulations, examinations, and reporting requirements.

  The Home Owners' Loan Act and regulations promulgated thereunder generally prohibit a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from (i) acquiring control of, or acquiring by merger or purchase of assets, an insured savings institution or holding company thereof, without prior written OTS approval; (ii) acquiring more than 5% of the voting shares of an insured savings institution or holding company thereof that is not a subsidiary; or (iii) acquiring or retaining control of an uninsured savings institution. No director or officer of a savings and loan holding company or person owning or controlling, by proxy or otherwise, more than 25% of such holding company's voting shares, may, except with the prior written approval of the OTS, acquire control of an insured savings association that is not a subsidiary of such holding company.

  Savings associations, including First Federal, are subject to extensive federal regulations that significantly affect their business and activities. In general, savings associations must file reports with the OTS concerning their activities and financial condition and obtain regulatory approval to enter into certain transactions. Savings associations are also subject to periodic OTS examinations to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, payments of dividends, capital requirements, reserves against deposits, establishment of branches, limitations on loans to one borrower, limitations on credit to subsidiaries and other transactions with affiliates, and other aspects of the business of savings associations.

  FIRREA provides for separately funded and maintained deposit insurance funds operated and administered by the FDIC for savings associations and banks. The Savings Association Insurance Fund ("SAIF") was established by FIRREA and generally insures the deposits of savings associations, which were insured by the Federal Savings and Loan Insurance Corporation prior to the enactment of FIRREA. The Bank Insurance Fund ("BIF") insures the deposits of banks, which were insured by the FDIC prior to the enactment of FIRREA. Congress adopted legislation in 1991 to permit the FDIC to increase assessment rates for insured banks and to levy emergency special assessments against insured institutions. In response, the FDIC adopted a risk-based premium schedule which has increased the assessment rates for most FDIC-insured depository institutions. The premiums range from $.23 to $.31 for every $100 of deposits. The actual assessment rate applicable to a particular institution depends in part upon the risk classification assigned to the institution by the FDIC. The FDIC may raise insurance premiums or terminate insurance altogether upon a finding that the institution has engaged in unsafe and unsound practices. The United States Congress may consider further measures in the future to strengthen the insurance funds administered by the FDIC or to defray the costs of FDIC operations, or for other purposes. Implementation of such measures may result in further increases to assessment rates as well as further modifications in the extent or nature of insurance coverage.

  In addition, FIRREA requires that the capital standards for savings associations be no less stringent than the capital standards applicable to national banks and further restricts the investment authority and business activities of savings associations in connection with loans to one borrower, nonresidential real property loans, investments in high-yield corporate bonds, activities of subsidiaries, and acceptance of brokered deposits. FIRREA, as amended by the Qualified Thrift Lender Reform Act of 1991, requires that, on a monthly average basis in nine out of every twelve months, 65% of the "portfolio assets" of a savings association be investments in the form of certain home mortgage loans and consumer-related assets or alternatively, the institution either convert to a bank charter or face severe restrictions regarding operations. None of the foregoing restrictions is expected to have a material effect on the operations of Bancorp Pacific as it is operated.

  The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA") requires the federal banking regulators to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements and imposes certain restrictions upon banks which meet minimum capital requirements but are not "well capitalized" for purposes of FDICIA. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Implementing regulations adopted by the federal banking agencies define the capital categories which will determine the necessity for prompt corrective action by the federal banking agencies. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

  FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. In addition, undercapitalized depository institutions are required to submit capital restoration plans including limited guarantees from their holding companies. Undercapitalized institutions are subject to regulatory monitoring and may be required to divest themselves of or liquidate subsidiaries under certain circumstances. Holding companies of such institutions may be required to divest themselves of such institutions or divest themselves of or liquidate nondepository affiliates under certain circumstances. Critically undercapitalized institutions are also prohibited from making payments of principal and interest on debt subordinated to the claims of general creditors and are generally subject to the mandatory appointment of a conservator or receiver.

  Further, a bank that is not well capitalized is generally subject to various restrictions on "pass through" insurance coverage for certain of its accounts and is generally prohibited from accepting brokered deposits and offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited). Such banks and their holding companies are also required to obtain regulatory approval prior to their retention of senior executive officers.

  FDICIA (as modified by the Housing and Community Development Act of 1992) also contains provisions which restrict investments and activities as principal by state nonmember banks (including Bank of Hawaii) to those eligible for national banks, and require the federal banking regulators to prescribe or modify standards for extensions of credit secured by real estate or made for the purpose of financing construction of a building or other improvements to real estate, loans to bank insiders, regulatory accounting and reports, internal control reports, independent audits, and other matters, and to require that insured depository institutions generally be examined on-site by federal or state personnel at least once every twelve months.

  The Depository Institutions Disaster Relief Act of 1992 affords the federal banking agencies limited discretion to provide relief from certain regulatory requirements to depository institutions doing business or seeking to do business in an emergency or major disaster area.

  The Omnibus Budget Reconciliation Act of 1993 affects the amortization of intangible assets by banks, requires securities dealers (including banks) to adopt mark-to-market accounting with respect to certain of their securities in calculating income taxes, and establishes a preference for depositors in liquidations of FDIC-insured banks.

  Bills are now pending or expected to be introduced in the United States Congress that contain proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted into law, these pending bills could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations, and other financial institutions. Some of these bills would reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of bank holding companies, modify interstate branching restrictions applicable to national banks, regulate bank involvement in derivatives activities, and realign the structure and jurisdiction of various financial institution regulatory agencies. Whether or in what form any such legislation may be adopted or the extent to which the business of Bancorp might be affected thereby cannot be predicted.

ITEM 2. PROPERTIES

  Note D to the Audited Financial Statements on pages 51 to 52.

ITEM 3. LEGAL PROCEEDINGS

  Note J to the Audited Financial Statements on page 55.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of 1993 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

 Common Stock Listing

  The common stock of Bancorp Hawaii, Inc., is traded over the counter on the New York Stock Exchange and quoted daily in leading financial publications.

 NYSE Symbol: BOH

  Market Prices, Book Values, and Common Stock Dividends--Table 2 on page 10.

ITEM 6. SELECTED FINANCIAL DATA

  Year-End Summary--Table 22 on page 38.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                            PERFORMANCE HIGHLIGHTS

  Bancorp Hawaii, Inc. (Bancorp) reported earnings of $132.6 million for 1993, marking the 17th consecutive year of increased earnings. Earnings for 1993 were 4.0% above 1992 income of $127.5 million.

  On January 26, 1994, Bancorp's Board of Directors declared a 50% stock dividend to shareholders of record February 17, 1994 payable on March 15, 1994. The per share information throughout this report has been restated to reflect this dividend. In addition, an increase of 13% for the pre-split quarterly dividend was also declared. Earnings per share were $3.09, compared with $3.00 and $2.69 for 1992 and 1991, respectively. The increase in earnings per share was 3.0% over 1992. The increase reported between 1991 and 1992 was 11.4%. Growth in earnings per share was adversely affected primarily by additional provisions for loan losses, higher funding costs as compared to asset yields, and to a lesser degree, by the slowed Hawaii economy. The additional provisions for loan losses were recorded mainly due to the circumstances surrounding loans secured by certain commercial leasehold property (details can be found in the following Risk Elements section).

  The challenges that Bancorp faced during 1993 have abated somewhat, but forecasts for 1994 remain modest. As the economy improves, Bancorp will continue to focus on asset quality, productivity and cost control to maintain its high performance objectives.

  Bancorp's objective for return on average assets (ROAA) is a minimum of 1.00%. For 1993, ROAA was 1.05% compared to 1.10% and 1.04% for 1992 and 1991, respectively. The objective for return on average equity (ROAE) is a minimum of 16.00%. Bancorp fell short of this objective with a ROAE of 14.85% for 1993, compared to 16.25% and 16.50% for 1992 and 1991, respectively. This shortfall reflects the slowdown in earnings and earning asset growth, as well as, the accumulation of capital.

  A balance to these two objectives is the ratio of average equity to average assets target of 6%. Bancorp's 1993 ratio was 7.09%, compared to 6.74% and 6.31% for 1992 and 1991, respectively, reflecting an accumulation of capital presently faster than the growth in earning assets. These objectives were originally established in 1979 and over the years have been ratios indicative of a high performing bank. Prior to 1993, Bancorp consistently met all of these objectives, but the measures of performance over the last few years have changed. Although those changes may eventually require a reassessment of the high performance standards, only sustainability over the long term will determine whether the measures of high performance have changed. Therefore, our targets have been reestablished for Bancorp in 1994.

  Total consolidated assets at year-end 1993 stood at $12.5 billion, a decrease of 1.6% from year-end 1992. Decreased assets were reported in interest bearing deposits, which are mainly Eurodollar placements. As rates have remained low, the interest margin in this activity has narrowed. Investment securities have increased to $3.6 billion supported by the increase in Securities Sold under Agreements to Repurchase (see Liquidity Management section for further discussion).

  Total loans increased 4.2% from year-end 1992 to $7.3 billion at year-end 1993. Bancorp has historically maintained a level of non-performing assets
(NPA) to outstanding loans under 1% of total loans. In 1992, the ratio grew to 1.34% and Bancorp increased its emphasis on monitoring and aggressively managing NPA. At year-end 1993, NPA were $68.8 million, representing 0.95% of total loans. The improvement for 1993 reflects the results of this aggressive management via the large charge-off of the non-performing credit involving the commercial leasehold property recognized in the third quarter. The details of that transaction are included in the Risk Elements section following.

  Deposits and Securities Repurchase Agreements (Repos) totaled $9.5 billion as of December 31, 1993, a decrease of 5.9% from the year-end 1992 total of $10.1 billion. The mix of deposits and Repos has changed with Repos increasing and deposits decreasing. The Repo program, which began in 1991, shifts governmental entities from deposits to Repos. A further discussion of this program appears in the Liquidity Management section. Non-interest and interest bearing demand deposits stood at $3.3 billion at year-ends 1993 and 1992. Savings deposits stood at $1.3 billion as of December 31, 1993, an increase of 7.2% from year-end 1992. Time deposits have declined to $1.6 billion from $2.2 billion at year-end 1992. The current low interest rate environment has caused depositors to seek higher yielding investments.

                             PERFORMANCE HIGHLIGHTS
                                    TABLE 1
               (IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                               1993               1992           1991
                         ------------------ ------------------ ---------
                                                                           FIVE-
                                                                            YEAR
                                    PERCENT            PERCENT            COMPOUND
   EARNINGS MEASURES      AMOUNT    CHANGE   AMOUNT    CHANGE   AMOUNT     GROWTH
   -----------------     ---------  ------- ---------  ------- ---------  --------
Net Income.............. $ 132.57    + 4.0% $  127.52    13.2%   $112.69   +12.1%
Earnings Per Common
 Share(1)...............     3.09    + 3.0       3.00    11.5       2.69   + 8.0
Average Assets.......... 12,585.8    + 8.1   11,645.0     7.6  10,826.20   +16.1
Average Loans...........  6,991.0    + 5.9    6,601.9     1.8   6,484.10   +14.0
Average Deposits........  7,532.4    -10.5    8,417.7    -2.5   8,630.70   + 8.4
Average Shareholders'
 Equity.................    892.9    +13.8      784.6    14.9     682.90   +18.8

                                                               FIVE-YEAR
   PERFORMANCE RATIOS    OBJECTIVE   1993     1992      1991    AVERAGE
   ------------------    ---------  ------- ---------  ------- ---------
Return on Average As-
 sets...................      1.0%    1.05%      1.10%   1.04%      1.07%
Return on Average Equi-
 ty.....................     16.0    14.85      16.25   16.50      16.52
Average Equity to Aver-
 age Assets Ratio.......      6.0     7.09       6.74    6.31       6.52
Loss Reserve to Loans
 Outstanding............              1.76       1.89    1.74       1.74
Tier I Capital Ratio....      6.0    10.79      10.23    9.27
Total Capital Ratio.....     10.0    13.60      11.49   10.53
Leverage Ratio Require-
 ment...................      5.0     6.89       6.37    6.17

- --------
(1) Adjusted for 50% stock dividend declared January 26, 1994.

            MARKET PRICES, BOOK VALUES AND COMMON STOCK DIVIDENDS(1)
                                    TABLE 2

                                  MARKET PRICE (MP) RANGE    HIGH MP AS
                               ----------------------------- A PERCENT
             YEAR               HIGH   LOW   BOOK VALUE (BV)   OF BV    DIVIDEND
             ----              ------ ------ --------------- ---------- --------
1989.......................... $25.25 $15.55     $12.98         195%      $.59
1990.......................... $24.55 $14.00     $15.38         160       $.70
1991.......................... $31.83 $18.89     $17.45         182       $.78
1992.......................... $34.67 $26.83     $19.68         176%      $.85
  First Quarter...............  34.67  29.17                               .20
  Second Quarter..............  32.67  27.59                               .21
  Third Quarter...............  31.83  27.59                               .22
  Fourth Quarter..............  30.83  26.83                               .22
1993.......................... $35.92 $26.67     $22.00         163%      $.90
  First Quarter...............  35.92  28.83                               .21
  Second Quarter..............  35.59  28.42                               .23
  Third Quarter...............  30.17  26.67                               .23
  Fourth Quarter..............  30.00  26.75                               .23

- --------
(1) Adjusted for 50% stock dividend declared January 26, 1994.

  Established in 1991, Bancorp Investment Group, Limited provides full brokerage services to assist customers seeking such alternative investments. In November 1993, Bancorp introduced its family of proprietary mutual funds, Pacific Capital Funds, for which Hawaiian Trust Company, Limited (HTCo) is the investment advisor. At year-end 1993, these funds, consisting of one stock fund, two fixed income funds, along with a companion group of funds (begun several years prior), consisting of three money market funds totaled $600 million. Including the Hawaiian Tax Free Trust, the funds for which HTCo is the investment advisor was $1.3 billion at year-end 1993. Other non-traditional investment products, such as annuities, continue to grow and meet customer needs.

BANCORP'S MARKETS

  Bancorp's largest market is its operations in Hawaii. Growth of the Gross State Product (GSP) is forecasted to be flat for 1993, with 1994 forecasts ranging from a zero percent to 0.5 percent increase. A major segment of the economy is tourism. According to the Hawaii Visitors Bureau, total visitor arrivals through November of 1993 were 5.6 million, of which 61.7% were visitors Westbound (mainly from the U.S. Mainland) and 38.3% were Eastbound visitors (mainly from Japan). These arrival numbers represent a 6.3% decline from 1992. As a corollary, the number of visitor days (calculated using visitor counts and length of stay) on a year-to-date basis was down 4.0% from 1992. However, Eastbound visitor days have increased 0.5% in 1993. The visitor days calculation is an important statistic in that it includes both visitor counts and length of stay; it can be used to indicate visitor expenditure trends. Hawaii Visitors Bureau forecasts for the visitor industry in 1994 remain modest, with total arrivals expected to remain close to 1993 levels and a slight increase in visitor expenditures.


  Another segment of the Hawaii economy is Federal expenditures. Federal expenditures for 1993 are estimated to be $6.7 billion, an increase of 5.6% compared to 1992 expenditures. Federal expenditures are segmented into defense and non-defense spending. The announced closure of the Barbers Point Naval Air Station on Oahu, with approximately 3,200 military personnel, is not expected to have a material impact on the defense segment. The short term outlook for this segment is stable. While 1993 federal defense expenditures are expected to remain close to 1992 levels, federal non-defense expenditures are estimated to total $3.8 billion, a 5.0% increase compared to 1992 expenditures of $3.6 billion. Included in this segment are federally funded activities such as the Pacific regional headquarters for the social security system, the FAA, the IRS, as well as grant programs and direct benefit payments.

  Another noteworthy statistic in the Hawaii market includes the continuation of one of the lowest unemployment rates in the nation, 4.0% reported for November 1993. Although a low unemployment rate is generally positive, this low rate also places a strain on the pool of available labor and creates a challenge for Bancorp's effort to control costs and emphasize productivity.

  The rebuilding efforts on the island of Kauai, where Hurricane Iniki hit in September, 1992 have progressed well. Several hotels have reopened and tourist counts are improving. The funding from insurance and governmental agencies to help with the reconstruction activity will be economically positive over the next several years.

  Bancorp also operates in the Intra-Pacific region, which includes the island nations in the South and West Pacific. This market has shown marked growth in the last few years. One of Bank of Hawaii's largest branches and First Savings and Loan Association of America, a subsidiary of Bancorp Pacific, Inc., are located in Guam where increased visitor industry and economic development has led to more demand for financial services. In November, Bank of Hawaii, Bancorp's lead bank opened a branch in Suva, Fiji. Bank of Hawaii is currently the only U.S. bank to operate a branch in Fiji and plans are already in place to expand the number of branches. In December, Bank of Hawaii received all necessary approvals, and finalized the acquisition of Banque Indosuez Vanuatu, Ltd. The 80% owned bank has been renamed Banque d'Hawaii (Vanuatu), Ltd. Bancorp's management continues to seek out opportunities in this market area and be a part of the economic growth occurring in this part of the world.

  The Asian Rim is another Bancorp market area where assets totaled $706.9 million at year-end 1993. Bank of Hawaii's Taiwan office reported its first full year of operations in 1993 and has exceeded expectations in building Bancorp's trade activities. In Korea, applications have been submitted to open a second branch in Taegu to complement our Seoul Branch. Bancorp's emphasis in the Asian Rim is mainly trade oriented. Trade financing activity typically involves the flow of funds from letters of credit to the ultimate collection. Bancorp handles transactions for both import and export customers. Fee income from these activities continues to grow.

  The activities in the U.S. Mainland market have been elevated as loan opportunities are pursued. Bancorp continues to focus on industry niches such as media and communication as well as companies with a Pacific business orientation. In 1993, the focus was expanded to include Fortune 1000 companies. In this expansion, Bancorp's strict lending standards remain in force and are not being sacrificed for loan growth. The new business generated in 1993 is reflected, not only in the outstandings, but also in commitments for lines of credit. Total outstandings for the U.S. Mainland at year-end 1993 were $1.3 billion, a 3.0% increase from year-end 1992.

SUBSIDIARY ACTIVITY

  Bank of Hawaii is the largest of Bancorp's subsidiaries. Bank of Hawaii reported total assets of$11.3 billion at year-end 1993, 90.6% of Bancorp's total assets. Since Bank of Hawaii represents a large component of Bancorp, the discussion following largely reflects the Bank's operations.

  The blending of the recently acquired American Financial Services, Inc.
(AFS) into HTCo continues to proceed smoothly. The integration of accounting systems, trust procedures and staff have progressed ahead of schedule. The critical mass of assets under administration has reached a combined $11.1 billion and allows more flexibility of product offerings.

  Bancorp Pacific, Inc. (formerly known as FirstFed America, Inc.), a thrift subsidiary, continues to be a strong contributor to Bancorp's earnings through its subsidiary First Federal Savings and Loan Association of America (First Federal). First Federal's earnings for 1993 were $18.9 million, an increase of 1.6% from 1992's total earnings of $18.6 million. This was accomplished with an asset base of $1.0 billion at year-end 1993, which translates into ROAA of 1.93%. At year-end 1993, First Federal reported a total risk-based capital ratio of 22.2%, which far exceeds statutory minimums and peer savings and loan companies. Credit quality remained strong, with NPA of only 1.47% of total loans outstanding (primarily secured by residential real estate) and a reserve ratio of 1.04% of outstanding loans at year-end 1993.

  First National Bank of Arizona (FNBA) reported improved results during 1993, driven by improved loan quality. Net income for 1993 was $735,000, compared to $75,000 for 1992. Lending activity at FNBA in Arizona has been strong. Total loans have grown to $87.5 million at year-end 1993. The focus on lending in Arizona remains in the commercial/small business area. NPA as a percent of total loans outstanding were 1.83% at year-end 1993 compared to 4.0% at the end of 1992. The ratio of reserves to loans outstanding remained strong at 9.64% at year-end 1993, compared to 9.87% at year-end 1992. FNBA's total risk-based capital ratio remained strong at 10.69%.

  The following sections will cover in more detail Bancorp's performance and activities during 1993. The areas that will be covered include:

  Risk Elements Involved in Lending Activities
  Asset-Liability Management
    Capital Adequacy
    Interest Rate Risk
    Liquidity Management
    Control of Net Overhead
  Income Taxes
  Fourth Quarter Results

                  RISK ELEMENTS INVOLVED IN LENDING ACTIVITIES

RISK PROFILE OF LENDING ACTIVITY

  The lending environment over the last year has been challenging. The lackluster economic recovery on the U.S. Mainland, the slowed Hawaiian economy and the financial restructuring in Japan have all affected Bancorp's lending activities. The effects are evident in two elements: the slowed rate of increase of the loan portfolio and the level of NPA. The slow economic recovery on the U.S. Mainland has resulted in an interesting set of challenges that Bancorp faces, along with many financial institutions across the nation. U.S. Mainland lending opportunities focused on Fortune 1000 companies are being pursued in various regions of the U.S. At year-end 1993, $1.3 billion, or 17.3% of Bancorp's total loan portfolio was to U.S. Mainland based companies as compared to $1.2 billion at year-end 1992 and $1.1 billion at year-end 1991. Many of these companies are active in Hawaii and the Pacific.

  In 1993, certain sections of the loan portfolio saw increased activity and growth. Mortgage lending, both commercial and residential, reported good growth with residential loan volume very brisk, as both refinancing and new loan activity continued in 1993. Realty and Mortgage Investors of the Pacific, Limited (RAMPAC), a subsidiary of Bank of Hawaii formed in 1993, had a portfolio of $75.5 million at year-end 1993, mainly in the mortgage-commercial category. The loans booked by RAMPAC carry a relatively higher risk, and therefore bear enhanced yields. All are secured by real estate in Hawaii. The loans typically allow for some form of shared profits based on the performance of the property or its ultimate sale. Utilizing a separate subsidiary for this operation allows for closer monitoring and eventual sale, if appropriate.

  Table 3 presents the year-end balances broken down into the various loan categories. The mix of loans in Bancorp's portfolio has changed. At year-end 1993, real estate loans made up 53.4% of the total compared with 49.4% at year-end 1992. At year-end 1993, mortgage-residential loans represented 34.1% of total loans, while mortgage-commercial loans represented 17.0% of total loans. Table 4 presents the geographic distribution of the loan portfolio based on the major markets in which Bancorp operates.

                            LOAN PORTFOLIO BALANCES
                                    TABLE 3

                                     1993     1992     1991     1990     1989
                                   -------- -------- -------- -------- --------
                                             (IN MILLIONS OF DOLLARS)
Domestic Loans
  Commercial and Industrial....... $1,709.2 $1,864.1 $1,746.9 $1,639.8 $1,536.4
Real Estate
  Construction--Commercial........    136.2    220.2    229.4    205.6    177.4
              --Residential.......     35.1     40.4     42.0     69.3     42.4
  Mortgage--Commercial............  1,230.6    991.9  1,021.9    952.4    783.2
          --Residential...........  2,476.0  2,189.1  2,003.5  1,937.3  1,086.1
  Installment.....................    676.2    655.9    651.3    712.0    665.2
  Lease Financing.................    401.6    393.4    357.1    341.5    289.6
                                   -------- -------- -------- -------- --------
    Total Domestic................  6,664.9  6,355.0  6,052.1  5,857.9  4,580.3
Foreign Loans
  Government and Official
   Institutions...................      --       --       --       0.4      2.8
  Bank and Other Financial
   Institutions...................    295.8    285.6    384.3    390.9    132.2
  Commercial and Industrial.......    259.4    288.5    284.6    234.9    178.0
  All Others......................     38.3     34.5     38.1     29.1     83.1
                                   -------- -------- -------- -------- --------
    Total Foreign.................    593.5    608.6    707.0    655.3    396.1
                                   -------- -------- -------- -------- --------
      TOTAL LOANS................. $7,258.4 $6,963.6 $6,759.1 $6,513.2 $4,976.4
                                   ======== ======== ======== ======== ========

  The following sections discuss the different loan categories.

COMMERCIAL AND INDUSTRIAL LOANS

  As shown on Table 3, the commercial and industrial loan (C&I) portfolio, which includes commercial, financial and agricultural loans, was $1.7 billion, down 8.3% from year-end 1992. This portfolio which makes up 23.5% of the total loans consists of lending to individuals and companies on both a secured and unsecured basis for business purposes. Customers and collateral vary based on the type of business involved. The portfolio is made up of approximately 6,900 loans. Approximately 6,400 loans have balances less than $500,000, most of which would be classified as small and middle market customers. Larger customers, such as multi-national corporations and large U.S. mainland companies represent approximately 79% of the total C&I loan balance.

  Bancorp's focus in lending to companies on the U.S. Mainland is to Fortune 1000 companies, companies with a Pacific orientation and selected niches where lending expertise has developed over the years. The communication/media portfolio is considered such a niche. Total loans and leases of this type stood at $429.7 million at year-end 1993, a decrease of 6.3% from year-end 1992. The balances in this category represented 25.1% of the total commercial and industrial loan portfolio at year-end 1993. At year-end 1993, there were no loans in the communication/media portfolio which were classified as NPA.

  During the third quarter of 1993, Bancorp reported a $25.7 million charge-off of loans, which in part were secured by commercial leasehold property (a hotel). The loans had been placed on non-performing status with $20 million charged-off during the fourth quarter of 1992. In the fourth quarter of 1993, the property was sold for an undisclosed amount to foreign and Hawaii-based investors. As a result of the sale, Bancorp received $14.5 million in cash which was applied against the balance of loans left on non-performing status. In connection with the transaction, Bancorp obtained substantial additional collateral to secure the losses incurred in the fourth quarter of 1992 and the third quarter of 1993. As the collateral is liquidated by the borrower, proceeds are expected to be recognized as recoveries over the next several years.

  The situation concerning leasehold properties in the State of Hawaii has settled somewhat, but continues to be monitored. The rate of growth of land values has slowed and lease rent increases have paralleled the change. In total, Bancorp's loans secured by commercial leasehold mortgages totaled approximately $290.6 million at year-end 1993, 4.0% of the total loan portfolio. There were $45.3 million of loan balances in this category whose ground rent for the underlying collateral will be renegotiated in the next five years.

  Commercial and industrial loans that were classified as non-performing totaled $16.7 million or 24.3% of total non-performing assets at year-end 1993. For comparative purposes, $52.6 million and $7.6 million were classified as NPA at year-ends 1992 and 1991, respectively.

LEASING ACTIVITIES

  Equipment leases have been an increasingly important component of the overall loan portfolio by providing customers with an alternative to traditional lending products. The tax benefit received by Bancorp is also an important component of Bancorp's tax planning strategy. Growth in the leasing portfolio during 1993 has also been limited by the slowing economy and strong competition. Leases outstanding grew modestly to $401.6 million, up 2.1% from year-end 1992. The lease portfolio is diversified, with the types of equipment under lease including aircraft, ships, automobiles and trucks, office equipment, computers and others. NPA in the leasing category were $0.3 million at year-end 1993.

REAL ESTATE LOANS

  At year-end 1993, Bancorp's total real estate loan portfolio stood at $3.9 billion, up 12.7% from year-end 1992. Real estate loans represent 53.4% of the total loan portfolio at year-end 1993. The real estate loan portfolio is divided into construction and mortgages as shown on Table 3.

  The largest component in the mortgage segment of the real estate loan portfolio are loans secured by 1-to-4 family residential property. At $2.5 billion, this group represented 63.8% of total real estate loans at year-end 1993 and 34.1% of total loans outstanding. About 88.1% of these loans are secured by real estate in Hawaii (see Table 4). Approximately 66.5% of the 1-to-4 family residential mortgage loans are underwritten on a floating rate basis. Only $46.7 million in the Real Estate, Mortgage category (both residential and commercial) have rates that adjust more than five years into the future. The average 1-to-4 family mortgage loan has been outstanding about
5.7 years with an outstanding balance of $116,000. For 1993, Bancorp's average principal loan amount originated was $166,000, down from the $181,000 average for 1992. The 1993 average loan origination at First Federal was $144,000 compared with $183,000 for Bank of Hawaii. The median single family home price on Oahu was $358,000 in 1993, compared to $349,000 in 1992. As property values have increased in Hawaii, loan to value ratios on the existing loans are generally lower than the original underwriting standards, which typically use 80% as a maximum.

  Also included in the real estate portfolio are home equity creditlines. Available credit under these lines increased 12.3% to $506.7 million at year-end 1993. Although available credit has increased, outstandings have declined from $347.4 million at year-end in 1992 to $334.3 million at year-end 1993. These creditlines are underwritten based on repayment ability rather than the value of the underlying property. However, home equity creditlines are generally limited to 70% of the value of the collateral including prior liens.

  At year-end 1993, NPAs in the mortgage-residential category (excluding construction loans) totaled $16.4 million, or 23.8% of total NPA.
Comparatively, mortgage-residential NPA totaled $17.7 million and $11.2 million at year-ends 1992 and 1991, respectively. Foreclosed real estate, at year-end 1993, was $4.1 million, which consisted of nine properties.

  The commercial real estate portfolio (excluding construction loans) totaled $1.2 billion at year-end 1993, up 24.1% from year-end 1992. Table 3 presents the balances outstanding in this portfolio over the last five years. Of the properties collateralizing Bancorp's commercial real estate loans, about 80.3% were located in Hawaii.

  The commercial real estate loan portfolio is diversified in the types of property securing the obligations. Of the $1.2 billion in total commercial real estate loans at year-end 1993, $247.6 million represented loans secured by shopping centers; $183.1 million represented loans secured by commercial/industrial/warehouse facilities; and $271.9 million represented loans secured by office buildings. Generally, loans secured by commercial/industrial/warehouse facilities and office buildings are either solely or partially owner-occupied.

  Non-performing commercial real estate loans at year-end 1993 totaled $13.1 million or 19.0% of total NPA. Comparatively, commercial real estate NPA at year-ends 1992 and 1991 totaled $11.4 million and $18.1 million, respectively. Included in foreclosed real estate, at year-end 1993 were two commercial properties totaling $2.0 million.

  Total commercial construction loans were $136.2 million at year-end 1993, 38.1% below year-end 1992. The trend in this portfolio has been declining since 1991. Bancorp maintains a conservative underwritingpolicy, as these loans by their nature have greater risk. For the majority of these loans, Bancorp looks to the cash flow of the completed projects and committed permanent financing for repayment, rather than thevalue of the property. A dissection of the construction lending portfolio at year-end 1993 shows commercial land development, $19.6 million; housing construction, $34.1 million; tract and land development for residential housing, $54.7 million; retail facilities, $10.7 million; industrial projects, $18.3 million; commercial offices, $11.5 million; and hotels, $5.3 million. These loans were concentrated in property located in Hawaii($126.8 million).

  At the end of 1993, construction non-performing loans totaled $17.7 million or 25.7% of total NPA, compared to year-end 1992 when there were no construction NPA and 1991 when $2.9 million was reported.

CONSUMER LOANS

  Total consumer loans (excluding residential mortgage and home equity loans) increased to $676.2 million, up 3.1% from year-end 1992. Several factors continue to negatively affect growth in this category, such as the elimination of tax deductions for interest paid on consumer debt, the programs by automobile manufacturers to provide aggressive financing, and economic conditions.

  Bancorp issues Classic and Gold VISA credit cards which are held by more than 145,000 cardholders. Outstanding balances for such cards totaled $204.1 million at year-end 1993, an increase of 6.8% from year-end 1992. The average credit limit on these accounts was $6,600 for 1993 with an average outstanding balance of $1,400, compared with an average outstanding balance of $1,320 for 1992. At year-end 1993, 0.6% of the accounts (based on balances) were delinquent more than 90 days, compared with 0.6% at year-end 1992, and 0.3% at year-end 1991.

INTERNATIONAL LENDING

  Foreign loans at the end of 1993 totaled $593.5 million, down 2.5% from year-end 1992. Bancorp maintains a cautious approach to the international marketplace with a lending strategy that focuses primarily on short term trade finance and working capital loans for companies doing business in the Pacific and the Asian Rim. The lending activities in Tokyo, Korea and Singapore remain the most significant with U.S. dollar equivalent loans outstanding at year-end 1993 at these branches of $301.8 million, $82.4 million, and $104.2 million, respectively. Long term exposure to less developed countries (LDC) remain modest and stood at $1.0 million at year-end 1993.

  NPA in the international portfolio have remained at low levels. At year-end 1993, there were no international NPA. For 1992, international NPA were $5.0 million and none were reported at year-end 1991. As indicated on Table 7, losses in the international portfolio have increased in 1993 to $7.5 million, 1.3% of outstanding international loans.

GEOGRAPHIC DISTRIBUTION OF THE LOAN PORTFOLIO

  The distribution of the loan portfolio by geographic areas is presented in Table 4. The majority of Bancorp's loans (63.8%) were located in Hawaii at year-end 1993. The balances reflected in the West and South Pacific include Guam and other Pacific Islands where both Bank of Hawaii and First Federal's subsidiary, First Savings and Loan Association of America, have branches. The modest real estate loans in the western U.S. mainly represent mortgage lending in Arizona.

                   GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO
                                    TABLE 4


                                            TOTAL               WEST &
                                           YEAR-END             SOUTH   WESTERN  EASTERN
                                             1993     HAWAII   PACIFIC  U.S.(1)  U.S.(1)  JAPAN(2) OTHER(2)
                                           --------  --------  -------  -------  -------  -------- --------
                                                            (IN MILLIONS OF DOLLARS)
Commercial, Financial
 and Agricultural...................       $1,709.2  $  689.7  $137.2   $361.8   $471.4    $ 48.3    $  0.8
Real Estate
  Construction--Commercial..........          136.2     126.8     2.1      7.3       --        --        --
              --Residential.........           35.1      25.6     8.5      1.0       --        --        --
  Mortgage--Commercial..............        1,230.6     988.1    67.1     95.4       --      62.5      17.5
          --Residential.............        2,476.0   2,181.2   255.2     32.7      6.9        --        --
Installment.........................          676.2     528.3   144.0      3.6       --        --       0.3
Foreign.............................          593.5        --      --       --       --     347.4     246.1
Lease Financing.....................          401.6      90.5    14.1     90.1    181.4        --      25.5
                                           --------  --------  ------   ------   ------    ------    ------
    Total...........................       $7,258.4  $4,630.2  $628.2   $591.9   $659.7    $458.2    $290.2
                                           --------  --------  ------   ------   ------    ------    ------
Percentage of Total.................          100.0%     63.8%    8.6%     8.2%     9.1%      6.3%      4.0%
                                           ========  ========  ======   ======   ======    ======    ======

- --------
(1) The line of demarcation is the Mississippi River.

(2) Although these loans are considered foreign, certain of the underlying collateral is domiciled in the U.S. or Guam.

NON-PERFORMING ASSETS AND PAST DUE LOANS

  Non-performing assets (which include non-accrual loans, restructured loans and foreclosed real estate) totaled $68.8 million at year-end 1993, compared to $93.0 million at the end of 1992. The decrease from year-end 1992 primarily reflects the charge-off of the commercial loan involving leasehold commercial property and an aggressive posture on handling NPA further described below. Generally, the percentage of NPA to loans outstanding remains below those of peer banks. Table 6 presents this ratio for the last 5 years.

  As indicated earlier in this report, Bancorp strives to identify and handle potential problem loans at an early stage. This allows time to work with borrowers and resolve problems before they result in losses. Bancorp's policy is to place loans on non-accrual as soon as a loan is delinquent over 90 days, unless unusual treatment is indicated by the type of borrowing agreement and/or collateral. At the time a loan is placed on non-accrual, all accrued but unpaid interest is reversed against current earnings.

  At year-end 1993, NPA loans secured by real estate totaled $47.2 million or 68.6% of total NPAs; of this total, $35.5 million or 75.2% of these loans were secured by real estate in Hawaii. NPA in the West and South Pacific and Asia were relatively minimal. A focus on quality credits and cautious asset growth remains the objective in Arizona. NPA in Arizona has improved, and represented 2.9% of total NPA or $2.0 million at year-end 1993, compared to $4.6 million and 4.9% of total NPA at year-end 1992. FNBA's loan quality has improved considerably over the last three years. At the end of 1993 FNBA's NPA was 1.83% of total loans outstanding compared with 4.0% at year-end 1992, and 12.0% at year-end 1991.

  First Federal's NPA totaled $13.4 million at year-end 1993, up from $9.0 million at year-end 1992. The increase was represented by two credits totaling $5.7 million. Total NPA at First Federal represented 1.47% of total loans outstanding at year-end 1993.

  Restructured loans totaled $6.3 million at year-end 1993, a decrease of 26.7% from the year-end 1992 balance. Restructured loans represented 0.09% of total loans at year-end 1993. The impact of restructured loans on earnings has not been significant.

  Foreclosed real estate for Bancorp totaled $4.1 million. There were only nine properties in foreclosed real estate. The most significant property is located in Hawaii and was carried at $1.5 million at year-end 1993.

  Loans Past Due 90 Days totaled $10.0 million at year-end 1993. This is less than half the $24.2 million reported at year-end 1992. The improvement reflects the return to levels experienced in earlier years as reflected in Table 6.

  In 1993, Bancorp recorded $0.7 million in interest reversals relating to non-accrual loans compared to $0.2 million in 1992. In 1993, $2.5 million in interest was collected on previously non-accrual and charged off loans, a decrease from the $3.0 million collected in 1992.

                       FOREGONE INTEREST ON NON-ACCRUALS

                            YEARS ENDED DECEMBER 31

                                    TABLE 5

                                                       1993 1992 1991 1990 1989
                                                       ---- ---- ---- ---- ----
                                                       (IN MILLIONS OF DOLLARS)
Interest Income Which Would Have Been Recorded
 Under Original Terms:
  Domestic............................................ $5.3 $7.0 $4.2 $3.2 $3.4
  Foreign.............................................   --  0.3   --   --   --
Interest Income Recorded
 During the Current Year on Non-Accruals:
  Domestic............................................  0.9  3.4  1.0  1.3  1.5
  Foreign.............................................   --  0.2   --   --   --

                    NON-PERFORMING ASSETS AND ACCRUING LOANS

                            PAST DUE 90 DAYS OR MORE

                                    TABLE 6

                                                                       PROFORMA
                                          1993    1992   1991   1990     1989(1)
                                          -----  ------  -----  -----  --------
                                              (IN MILLIONS OF DOLLARS)
Non-Accrual Loans
  Commercial and Industrial.............. $15.7  $ 47.2  $ 6.5  $ 8.2   $ 8.0
  Real Estate
   Construction..........................  17.7      --    2.9    4.6     6.9
   Commercial............................   7.8     8.2   15.0    8.2     1.4
   Residential...........................  16.4    17.7   11.2    4.5     3.6
  Other..................................   0.8      --     --     --     0.1
  Foreign................................    --     5.0     --     --     0.2
                                          -----  ------  -----  -----   -----
   Subtotal..............................  58.4    78.1   35.6   25.5    20.2
                                          -----  ------  -----  -----   -----
Restructured Loans
  Commercial and Industrial..............   1.0     5.4    1.1    0.1     0.3
  Real Estate
   Construction..........................    --      --     --     --      --
   Commercial............................   5.3     3.2    3.1    4.0     3.7
   Residential...........................    --      --     --    3.7     3.4
  Other..................................    --      --    0.2     --      --
  Foreign................................    --      --     --     --      --
                                          -----  ------  -----  -----   -----
   Subtotal..............................   6.3     8.6    4.4    7.8     7.4
                                          -----  ------  -----  -----   -----
Foreclosed Real Estate
  Domestic...............................   4.1     6.3    2.0    1.6     0.8
  Foreign................................    --      --     --     --      --
                                          -----  ------  -----  -----   -----
   Subtotal..............................   4.1     6.3    2.0    1.6     0.8
                                          -----  ------  -----  -----   -----
    Total Non-Performing Assets.......... $68.8  $ 93.0  $42.0  $34.9   $28.4
                                          -----  ------  -----  -----   -----
Loans Past Due 90 Days
  Commercial and Industrial..............   0.3     0.5    2.9    3.8     4.4
  Real Estate
   Construction..........................    --      --    0.2    0.2     0.2
   Commercial............................   1.9     5.8    0.3    1.2     0.1
   Residential...........................   4.1    13.0    2.0    2.2     2.4
  Other..................................   3.7     4.6    3.0    4.0     5.6
  Foreign................................    --     0.3     --     --      --
                                          -----  ------  -----  -----   -----
   Subtotal..............................  10.0    24.2    8.4   11.4    12.7
                                          -----  ------  -----  -----   -----
    Total................................ $78.8  $117.2  $50.4  $46.3   $41.1
                                          -----  ------  -----  -----   -----
Ratio of Non-Performing Assets to Total
 Loans (1)...............................  0.95%   1.34%  0.62%  0.54%   0.50%
                                          -----  ------  -----  -----   -----
Ratio of Non-Performing Assets and
 Accruing Loans Past Due 90 Days or More
 to Total Loans (1)......................  1.09%   1.68%  0.75%  0.71%   0.72%
                                          -----  ------  -----  -----   -----

- --------
(1) FirstFed's loans included for comparative purposes for 1989.

SUMMARY OF LOAN LOSS EXPERIENCE

  At the end of 1993, the reserve for loan losses stood at $125.3 million. Table 7 shows the activity through the reserve. The levels of the loan loss reserve are primarily derived from an extensive review of the loan portfolio with a strong emphasis on the line driven loan grading system for the larger commercial loans in Bank of Hawaii and FNBA. This loan grading system was implemented in 1985 and is continuously monitored for accuracy by the Loan Review department. In addition, delinquency data and historical trends are considered in the analysis. The ratio of reserves to loans outstanding is one measure of the adequacy of the reserve; however, the absolute dollar amount of the reserve and its relationship to non-performing loans and historical charge-offs are perhaps more valid measures. In the last ten years the reserve to charge-off ratio has never been less than 1.4 times in any year and has averaged 3.5 times over the same period. At the end of 1993, the reserve was
1.8 times non-performing loans and 1.9 times charge-offs. The ratio of reserves to outstanding loans at year-end 1993 was 1.76%, down from the 1.89% reported at year-end 1992.

  Loan loss provisions for 1993 were $54.2 million while gross charge-offs were $65.7 million. 1993 gross charge-offs represented 0.94% of average outstanding loans and 52.4% of the reserve at the end of 1993, compared to 0.67% and 34.2%, respectively at year-end 1992 and 0.34% and 19.2% reported at year-end 1991. Charge-offs for 1993 increased substantially due to the $25.7 million charge-off related to the credit discussed in the Risk Elements section. Net charge-offs for 1993 were $57.5 million, 0.82% of average loans outstanding, compared with 0.56% for 1992 and 0.24% for 1991.

  Recoveries of previously charged-off loans continued to increase. Recoveries for 1993 totaled $8.2 million, up 17.1% from $7.0 million in 1992. In recent years recoveries have increased annually. Specifically, total recoveries over the last five years represented almost 20.3% of total charge-offs for the same period.

                        SUMMARY OF LOAN LOSS EXPERIENCE
                                    TABLE 7

                                 1993      1992      1991      1990      1989
                               --------  --------  --------  --------  --------
                                         (IN MILLIONS OF DOLLARS)
Average Amount of Loans Out-
 standing....................  $6,991.0  $6,601.9  $6,484.1  $5,532.4  $4,368.6
                               ========  ========  ========  ========  ========
Balance of Reserve for
 Possible Loan Losses at
 Beginning of Period.........  $  128.6  $  115.6  $  101.9  $   84.4  $   73.6
Loans Charged-Off
  Commercial and Industrial..      43.9      29.5      11.0      11.6       6.4
  Real Estate--
   Construction..............       0.5        --        --        --       1.2
   Mortgage(1)--Commercial...       2.7       4.2       1.8       1.0       0.4
              --Residential..       0.4       0.5       0.9        --        --
  Installment................       8.6       8.7       8.3       7.0       4.7
  Foreign....................       7.5       1.0        --       0.2       3.6
  Leases.....................       2.1       0.1       0.2       0.1       0.1
                               --------  --------  --------  --------  --------
Total Charged-Off............      65.7      44.0      22.2      19.9      16.4
Recoveries on Loans Previ-
 ously Charged-Off
 Commercial and Industrial...       3.9       3.0       2.6       2.7       2.2
  Real Estate--
   Construction..............        --        --       0.2        --        --
   Mortgage(1)--Commercial...       0.7       0.2       0.1       0.8       0.2
              --Residential..       0.3       0.3       0.5        --        --
  Installment................       3.2       3.0       3.0       2.3       2.0
  Foreign....................        --       0.4       0.4       0.3       1.5
  Leases.....................       0.1       0.1       0.1        --        --
                               --------  --------  --------  --------  --------
Total Recoveries.............       8.2       7.0       6.9       6.1       5.9
                               --------  --------  --------  --------  --------
Net Loans Charged-Off........     (57.5)    (37.0)    (15.3)    (13.8)    (10.5)
                               --------  --------  --------  --------  --------
Provisions Charged to Operat-
 ing Expenses................      54.2      50.0      29.6      28.0      20.9
Reserves Acquired (Sold).....        --        --      (0.6)      3.3       0.4
Balance at End of Period.....  $  125.3  $  128.6  $  115.6  $  101.9  $   84.4
                               ========  ========  ========  ========  ========
Ratio of Net Charge-Offs to
 Average Loans
 Outstanding.................      0.82%     0.56%     0.24%     0.25%     0.24%
Ratio of Reserve to Loans
 Outstanding.................      1.76%     1.89%     1.74%     1.60%     1.73%
                               ========  ========  ========  ========  ========



The details of the Foreign Reserve for Loan Losses, which are included in the table above, are:

Beginning Balance............................. $14.2  $14.0  $13.1 $19.1  $18.8
  Charge-Offs.................................   7.5    1.0     --   0.2    3.6
  Recoveries..................................    --    0.4    0.4   0.3    1.5
                                               -----  -----  ----- -----  -----
  Net Charge-Offs.............................  (7.5)  (0.6)   0.4   0.1   (2.1)
  Provisions..................................   3.8    0.8    0.5   0.5    2.4
  Excess to General Reserve...................    --     --     --  (6.6)    --
                                               -----  -----  ----- -----  -----
    Ending Balance............................ $10.5  $14.2  $14.0 $13.1  $19.1
                                               =====  =====  ===== =====  =====

- --------
(1) For years prior to 1991, detailed breakdown not available and is reported as Commercial.

                        ALLOCATION OF LOAN LOSS RESERVE
                                    TABLE 8

                                1993             1992             1991             1990             1989
                          ---------------- ---------------- ---------------- ---------------- ----------------
                                  PERCENT          PERCENT          PERCENT          PERCENT          PERCENT
                                  OF OUT-          OF OUT-          OF OUT-          OF OUT-          OF OUT-
                                  STANDING         STANDING         STANDING         STANDING         STANDING
                          RESERVE   LOAN   RESERVE   LOAN   RESERVE   LOAN   RESERVE   LOAN   RESERVE   LOAN
                          AMOUNT   AMOUNT  AMOUNT   AMOUNT  AMOUNT   AMOUNT  AMOUNT   AMOUNT  AMOUNT   AMOUNT
                          ------- -------- ------- -------- ------- -------- ------- -------- ------- --------
                                                        (IN MILLIONS OF DOLLARS)
Commercial and Industri-
 al.....................  $ 51.2    3.00%  $ 54.0    2.90%  $ 30.5    1.75%  $ 27.8    1.70%   $23.1    1.50%
Real Estate
 Construction...........     4.3    2.51      2.6    1.00      5.4    2.20      5.5    2.00      3.0    1.40
  Commercial............    15.4    1.25     19.8    2.00     25.5    2.50     19.1    2.00      5.1    0.62
  Residential...........    18.5    0.75     16.4    0.75     16.0    0.75      9.7    0.50      4.3    0.40
Installment.............    13.5    2.00     10.0    1.55     10.0    1.55     10.7    1.50     10.6    1.60
Foreign.................    10.5    1.77     14.2    2.33     14.0    2.00     13.1    2.00     19.1    4.80
Leases..................     2.0    0.50      3.9    1.00      5.0    1.40      5.1    1.50      4.3    1.50
Not allocated...........     9.9      --      7.7      --      9.2      --     10.9      --     14.9      --
                          ------    ----   ------    ----   ------    ----   ------    ----    -----    ----
                          $125.3    1.76%  $128.6    1.89%  $115.6    1.74%  $101.9    1.60%   $84.4    1.73%
                          ======    ====   ======    ====   ======    ====   ======    ====    =====    ====

INTERNATIONAL OPERATIONS

  Bancorp's international presence is extensive and provides opportunities to take part in both lending and deposit-taking activities globally. These endeavors have proven both profitable and important.

  Through the International Division of Bank of Hawaii, Bancorp offers international banking services to its corporate, financial institution and individual customers in some of the world's major financial centers. The Taipei office which opened last year, has been exceptionally successful in developing trade-related correspondent banking business. In 1993, the office facilitated more than 35,000 items totaling $1.0 billion for banks in Taiwan. As of year-end 1993, Bancorp had offices in Hong Kong, the Philippines (Manila, Cebu, and Davao), Seoul, Singapore, Tokyo, Taiwan and New York, in addition to the pending new branch in Taegu, Korea.

  Bank of Hawaii operates branches and offices in several Pacific Island locations, offering traditional banking services. These activities are located in Guam, Saipan, Palau, Yap, Majuro, Kosrae, Pohnpei and American Samoa. Since the U.S. dollar is used in these locations, all are considered domestic operations. In 1993, Bank of Hawaii opened a branch in Fiji. Since Fiji uses its own currency, it is included with the other foreign operations and is considered international, even though its operations are reflective of consumer/small business activities much like domestic branches.

  Bank of Hawaii also holds investments in unconsolidated affiliate banks in the South Pacific--in Tahiti, Tonga, New Caledonia, Vanuatu and Western Samoa (see organization chart). Total assets at year-end 1993 of all such affiliates were $939.5 million. These investments, most of which were initially made more than 20 years ago, are in profitable institutions and are mainly accounted for using the equity method. As mentioned earlier, Bancorp finalized its purchase of 80% of Banque Indosuez in Vanuatu in December and renamed it Banque d'Hawaii (Vanuatu), Ltd. For 1993, the investment in Banque d'Hawaii (Vanuatu), Ltd. has not been consolidated and has been accounted for at present using the equity method. The total assets in Vanuatu were $70.1 million at year-end 1993 and will be reported in the consolidated numbers in the future. Bank of Hawaii's investments in these affiliate banks are all considered international.

  Table 9 summarizes key totals for the International Operations for 1993. Net income for 1993 decreased to $8.5 million, compared to the $11.5 million in 1992. This translates into a return on assets for this division of 0.45%, down from the 0.62% for 1992.

  Bancorp continues to focus on trade-related financing activities and lending to customers with which it has a direct relationship rather than participation in syndicated loans. Bancorp's foreign lending consists of both local currency and cross-border lending. Local currency loans are those that are funded and will be repaid in the currency of the borrower's country and involve the same types of risk as domestic lending. Cross-border lending, on the other hand, involves loans that will be repaid in currencies other than that of the borrower's country. This type of lending involves greater risk because the borrower's ability to repay is additionally dependent on the availability of foreign exchange in the host country.

  Bancorp controls its exposure to the risks of international lending by evaluating the political and economic factors that bear on a country's ability to meet its foreign debt obligations. Based on these analyses, maximum credit limits (both short and long term) are established for each country to ensure that the international portfolio is diversified and that exposure is limited in countries that may experience future problems. These credit limits are reviewed on a regular basis so that exposures are understood and properly assessed. Bancorp's strategy for foreign lending is to deal on a direct basis primarily with countries and companies that have a strong interest in Hawaii, the South and West Pacific, or the Asian Rim.

  At year-end 1993, international assets represented 15.2% of Bancorp's total average assets, a decrease from 16.0% at year-end 1992. Cross-border interbank placements accounted for $1.2 billion or 63.2% of total average international assets at year-end 1993. Table 10 presents cross-border exposures of individual countries for which Bancorp has cross-border exposures exceeding 0.75% of total assets, at the respective year-end periods. As table 10 indicates, $978.3 million or 62.8% was with such countries as Japan, Taiwan, Italy, Thailand and Korea.

  Long-term cross-border outstandings to lesser developed countries (LDC) at year-end 1993 was $1.0 million. Such exposure was entirely in the Philippines. The foreign reserve for losses is considered by management to be adequate to absorb any credit or country risk of the remaining LDC exposure (both term and trade credits).

    SUMMARY OF INTERNATIONAL ASSETS, LIABILITIES, AND INCOME AND PERCENT OF
                              CONSOLIDATED TOTALS
                                    TABLE 9

                                1993             1992             1991
                          ---------------- ---------------- ----------------
                           AMOUNT  PERCENT  AMOUNT  PERCENT  AMOUNT  PERCENT
                          -------- ------- -------- ------- -------- -------
                                       (IN MILLIONS OF DOLLARS)
Average Assets........... $1,908.9  15.2%  $1,864.9  16.0%  $1,640.6  15.2%
Average Liabilities......  1,863.3  15.9    1,793.4  16.5    1,591.7  15.7
Operating Revenue........     94.1  10.0      105.7  11.2      127.2  12.4
Net Income...............      8.5   6.4       11.5   9.0       11.1   9.8
                          --------  ----   --------  ----   --------  ----

          GEOGRAPHIC DISTRIBUTION OF CROSS-BORDER INTERNATIONAL ASSETS
                                    TABLE 10

                                  GOVERNMENT   BANKS AND    COMMERCIAL
                                  AND OTHER      OTHER         AND
                                   OFFICIAL    FINANCIAL    INDUSTRIAL
                                 INSTITUTIONS INSTITUTIONS INSTITUTIONS  TOTAL
                                 ------------ ------------ ------------ --------
                                            (IN MILLIONS OF DOLLARS)
at December 31, 1993
  Japan.........................    $  --       $  166.8      $178.3    $  345.1
  Taiwan........................       --          271.3          --       271.3
  Korea.........................       --           61.6        79.8       141.4
  Thailand......................       --          110.5          --       110.5
  Italy.........................       --          110.0          --       110.0
  All Others....................      1.0          465.2       114.1       580.3
                                    -----       --------      ------    --------
                                    $ 1.0       $1,185.4      $372.2    $1,558.6
                                    =====       ========      ======    ========
at December 31, 1992
  Japan.........................    $  --       $  237.8      $189.5    $  427.3
  Taiwan........................       --          195.6          --       195.6
  France........................       --          149.0         9.4       158.4
  Italy.........................       --          142.0          --       142.0
  Australia.....................       --           69.1        32.1       101.2
  Canada........................       --          100.0          --       100.0
  Sweden........................       --          100.0          --       100.0
  All Others....................     13.0          671.3        65.4       749.7
                                    -----       --------      ------    --------
                                    $13.0       $1,664.8      $296.4    $1,974.2
                                    =====       ========      ======    ========
at December 31, 1991
  Japan.........................    $  --       $  326.2      $232.2    $  558.4
  Taiwan........................     22.0          142.5          --       164.5
  Italy.........................       --          149.5          --       149.5
  France........................       --          115.7         9.9       125.6
  Korea.........................       --           11.4       101.1       112.5
  All Others....................     11.0          616.6        65.7       693.3
                                    -----       --------      ------    --------
                                    $33.0       $1,361.9      $408.9    $1,803.8
                                    =====       ========      ======    ========

POTENTIAL PROBLEM LOANS

  Bancorp's management emphasizes the importance of early recognition and monitoring of loans as a means to control delinquency. Demonstrating this commitment, management continuously reviews loans to various borrowers and industry segments that may be experiencing financial difficulties even if these loans have been generally current as to their terms. As mentioned earlier, a loan grading system, which has been in place for several years, provides the process for this early warning system. Loans are graded by lending officers and validated by an independent Loan Review department to assure accuracy in the grades. This process is also utilized to determine the adequacy of the reserve for losses.

                         ASSET AND LIABILITY MANAGEMENT

  Assets and liabilities are managed to maximize long term risk adjusted returns to our shareholders. The asset and liability management process is one of financial risk management. Risk in the form of capital adequacy, interest rate sensitivity, liquidity and operating efficiency is balanced with expected return so as to yield high relative earnings performance and market value of equity, while limiting the volatility of each. This process is carried out through regular meetings of executive and senior management.


CAPITAL ADEQUACY

  At year-end 1993, Bancorp's equity was $938.1 million, a 13.3% increase from the $828.3 million at year-end 1992. Market capitalization stood at $1.2 billion at the end of 1993. This growth in equity has been largely the result of increased earnings and Bancorp's Dividend Reinvestment and Stock Purchase Plan. In 1993, the discount on the Dividend Reinvestment Plan was discontinued, but the Plan added $7.7 million in capital. In the fourth quarter, Bancorp repurchased 48,600 shares of stock. The strategy is to utilize these shares to meet the needs of the Dividend Reinvestment and Stock Purchase Plan, Profit Sharing Plan and Stock Option Plan. In the fourth quarter, 31,280 shares were reissued. This strategy will modestly slow the growth of Bancorp's capital. Table 11 presents an analysis of the changes in equity over the last five years.

  In 1989, the Federal Reserve Board established risk-based capital guidelines. As defined in those guidelines, capital is reduced by goodwill and in certain situations, increased by portions of the reserve for loan losses. Capital is categorized at two levels: Tier 1 (which is mainly common stock and qualifying preferred stock) and Total Capital (which is Tier 1 Capital plus qualifying debt and a portion of the reserve for loan losses). The risk-based capital ratio is calculated using a risk-weighted asset base, which includes off-balance sheet exposures.

  In 1993, the regulators implemented new thresholds for determining the adequacy of capital levels. The formulas for calculating the capital ratios remained the same. To qualify as a well capitalized institution, all three of these thresholds must be exceeded--Tier 1 Capital 6%; Total Capital 10% and the leverage ratio 5%. Bancorp's strategy is to maintain its capital at a level to qualify as well capitalized. The financial and regulatory impact of maintaining this status is important to Bancorp. At year-end 1993, Bancorp's Tier 1 Capital ratio was 10.79%, Total Capital ratio 13.60% and leverage ratio was 6.89%. All three exceeded the minimum levels to qualify as well capitalized.

                                EQUITY CAPITAL
                                   TABLE 11

                                   1993      1992      1991      1990     1989
                                 --------  --------  --------  --------  ------
                                          (IN MILLIONS OF DOLLARS)
Source of Common Equity
Net Income.....................  $  132.6  $  127.5  $  112.7  $   95.7  $ 79.9
Dividends Paid.................     (38.4)    (35.4)    (32.4)    (27.6)  (21.6)
Dividend Reinvestment Program..       7.7       8.1       6.3       4.8     8.3
Stock Repurchases..............      (2.0)     (0.6)       --      (1.6)   (0.5)
1.5 Million Share Public Offer-
 ing...........................        --        --        --      72.5      --
Other(1).......................       9.9       4.7       7.2       3.8    16.6
                                 --------  --------  --------  --------  ------
Annual Increase in Equity......  $  109.8  $  104.3  $   93.8  $  147.6  $ 82.7
Year-End Common Equity.........  $  938.1  $  828.3  $  724.0  $  630.3  $482.7
  Less: Intangibles............      72.0      18.8      20.6      21.0      --
  Unrealized Valuation Adjust-
   ments.......................       3.9        --        --        --      --
                                 --------  --------  --------  --------  ------
Tier I Capital.................     862.2     809.5     703.4     609.3      --
  Allowable Loan Loss Reserve..     100.2      99.3      95.1      85.6      --
  Subordinated Debt............     124.6        --        --        --      --
                                 --------  --------  --------  --------  ------
   Total Capital...............  $1,087.0  $  908.8  $  798.5  $  694.9      --
                                 ========  ========  ========  ========  ======
    Risk Weighted Assets.......  $7,990.4  $7,911.8  $7,585.1  $6,830.5      --
                                 ========  ========  ========  ========  ======
Key Ratios Growth in Common Eq-
 uity..........................      13.3%     14.4%     14.9%     30.6%   20.7%
Average Equity/Average Assets
 Ratio.........................      7.09%     6.74%     6.31%     6.09%   6.35%
Tier I Capital Ratio...........     10.79%    10.23%     9.27%     8.92%     --
Total Capital Ratio............     13.60%    11.49%    10.53%    10.17%     --
Leverage Ratio.................      6.89%     6.37%     6.17%     5.70%     --
Regulatory Total Capital to
 Year-End Assets...............        --        --        --      6.78%   6.75%
Average Long-Term Debt/Equity..     21.43%    11.82%    13.30%    13.30%  10.65%
                                 ========  ========  ========  ========  ======

- --------
(1) Includes profit-sharing, stock options and valuation adjustments for investment securities and foreign exchange translation.

INTEREST RATE RISK

  For financial institutions, interest rate movements can have a very positive impact on earnings if the balance sheet is positioned to anticipate the changes. At Bancorp, interest sensitivity analysis is coupled with computer simulation techniques to measure the exposure of our earnings to interest rate movements. The major factors used to manage interest rate risk include the mix of fixed and floating interest rates, pricing, and maturity patterns for all asset and liability accounts, as well as off-balance sheet interest rate swaps. The objective of this process is to position the balance sheet for certain opportunities without unduly increasing risk.

  Table 12 presents the possible exposure to interest rate movements for the various time frames at year-end 1993. The distribution in the interest rate sensitivity table consists of a combination of maturities, call provisions, repricing frequency and prepayment patterns. Bancorp constantly analyzes and estimates, based on historic data, the interest rate sensitivity characteristics of all balance sheet items. For example, management has estimated that a substantial portion of its interest bearing demand and savings balances are relatively insensitive to changes in interest rates. Consequently, it has allocated significant portions of those balances to longer term rate sensitivity periods. In 1992, those balances were all classified as rate sensitive within 90 days.

  At December 31, 1993, Bancorp's one year cumulative liability sensitive gap totaled $0.7 billion, representing 5.5% of total assets. The one year gap is a commonly referred to time frame for benchmarking interest rate risk. Bancorp maintained a similar liability sensitive gap position throughout the year. This balance sheet structure produced a modestly favorable impact on net interest income. Nevertheless, average net interest margin declined modestly from 4.06% in 1992 to 4.00% in 1993, reflecting an increase in non-accrual loans and a change in the earning asset mix from higher spread business (loans) to lower spread business (securities and interest bearing deposits).

  In 1993, Bancorp expanded its use of interest rate swaps to manage interest rate risk. Interest rate swaps at year-end 1993 totaled $1.4 billion, relative to $185.5 million at year-end 1992. Bancorp uses swaps only to hedge, and not to speculate, on movements in interest rates. They are not only conservative and flexible instruments, but also cost effective risk management tools. Furthermore, credit exposure on interest rate swaps is determined and monitored according to the same strict standards and policies applied to Bancorp's commercial lending activity. Interest rate swaps compliment discretionary balance sheet management and are incorporated in overall interest rate risk analyses.

                           INTEREST RATE SENSITIVITY

                                    TABLE 12

                                           DECEMBER 31, 1993
                             -------------------------------------------------
                                                                        NON-
                                         91-365     1-5       OVER    INTEREST
                             0-90 DAYS    DAYS     YEARS    5 YEARS   BEARING
                             ---------  --------  --------  --------  --------
                                       (IN MILLIONS OF DOLLARS)
Assets(1)
  Investment Securities..... $   764.4  $1,130.9  $1,434.3  $  314.8  $    2.6
  Short-Term Investments....      74.4        --        --        --        --
  International Assets......     974.5     425.2      14.7       0.1        --
  Domestic Loans
    Commercial, Financial
     and Agricultural.......   1,053.1     380.3     230.0      30.1      15.7
    Real Estate--Construc-
     tion...................      48.4      62.4      37.4       5.4      17.7
    Other Loans(2)..........   1,527.3   1,671.4     868.5     692.3      24.9
  Trading Securities........       0.1      60.0       7.1       6.2       0.9
  Other Assets..............        --        --        --        --     587.0
                             ---------  --------  --------  --------  --------
    Total Assets............ $ 4,442.2  $3,730.2  $2,592.0  $1,048.9  $  648.8
                             =========  ========  ========  ========  ========
Liabilities and Capital(1)
  Non-Interest Bearing De-
   mand..................... $   379.5  $  323.3  $  702.7  $     --  $     --
  Interest-Bearing Demand...     463.6     463.6   1,004.6        --        --
  Savings...................     225.3     225.3     801.3        --        --
  Time Deposits.............     554.2     603.8     375.0      48.5        --
  Foreign Deposits..........     800.9      20.5        --        --      12.8
  Short-Term Borrowings.....   2,692.8     912.4     248.5        --        --
  Long-Term Debt............     129.8        --      73.5     154.6        --
  Other Liabilities.........        --        --        --        --     307.5
  Capital...................        --        --        --        --     938.1
                             ---------  --------  --------  --------  --------
    Total Liabilities and
     Capital................ $ 5,246.1  $2,548.9  $3,205.6  $  203.1  $1,258.4
                             =========  ========  ========  ========  ========
Interest Rate Swaps......... $(1,158.9) $  100.0  $1,058.9  $     --  $     --
                             ---------  --------  --------  --------  --------
Interest Sensitivity Gap.... $(1,962.8) $1,281.3  $  445.3  $  845.8  $ (609.6)
                             ---------  --------  --------  --------  --------
Cumulative Gap.............. $(1,962.8) $ (681.5) $ (236.2) $  609.6  $     --
Percentage of Total Assets..      15.8%      5.5%      1.9%      4.9%       --
                             ---------  --------  --------  --------  --------
Fixed-Rate Loan Maturities.. $   482.6  $  470.5  $  632.8  $  781.8  $    1.3
                             ---------  --------  --------  --------  --------
Variable-Rate Loan Maturi-
 ties....................... $ 1,649.8  $  684.2  $  695.5  $1,802.9  $   57.0
                             =========  ========  ========  ========  ========

- --------
(1) Based on repricing date.
(2) Includes the effect of estimated amortization.

CONSOLIDATED AVERAGE BALANCES, INCOME AND EXPENSE SUMMARY, AND YIELDS AND RATES
                              (TAXABLE EQUIVALENT)
                                    TABLE 13

                                    1993                      1992                      1991
                          ------------------------- ------------------------- -------------------------
                           AVERAGE  INCOME/ YIELDS/  AVERAGE  INCOME/ YIELDS/  AVERAGE  INCOME/ YIELDS/
                          BALANCES  EXPENSE  RATES  BALANCES  EXPENSE  RATES  BALANCES  EXPENSE  RATES
                          --------- ------- ------- --------- ------- ------- --------- ------- -------
                                                    (IN MILLIONS OF DOLLARS)
Earning Assets
 Interest-Bearing
  Deposits..............  $ 1,140.1 $ 43.0    3.77% $ 1,200.6 $ 53.1    4.43% $   923.8 $ 61.0    6.60%
 Investments
   --Taxable............    3,513.0  203.0    5.78    2,622.0  191.0    7.29    2,225.2  186.5    8.38
   -- Tax-Exempt........       29.3    3.6   12.25       57.1    6.6   11.54       97.8   10.0   10.23
 Assets Held for Sale...       69.1    5.9    8.61       15.9    0.6    3.49         --     --      --
 Funds Sold.............      146.0    5.2    3.56      463.1   20.5    4.43      434.3   25.6    5.88
 Loans (1)
   --Domestic...........    6,324.9  482.5    7.63    6,011.9  492.8    8.20    5,824.4  573.6    9.85
   -- Foreign...........      666.1   29.9    4.48      590.0   33.2    5.63      659.7   52.1    7.90
 Loan Fees..............              37.9                      33.3                      24.5
                          --------- ------   -----  --------- ------   -----  --------- ------   -----
   Total Earning Assets.   11,888.5  811.0    6.82   10,960.6  831.1    7.58   10,165.2  933.3    9.18
 Cash and Due From
  Banks.................      413.2                     396.0                     383.7
 Other Assets...........      284.1                     288.4                     277.3
                          ---------                 ---------                 ---------
   Total Assets.........  $12,585.8                 $11,645.0                 $10,826.2
                          =========                 =========                 =========
Interest-Bearing Liabil-
 ities
 Domestic Deposits
   --Demand.............  $ 2,032.3   45.1    2.22  $ 2,039.6   64.4    3.16  $ 1,927.4   91.4    4.74
   -- Savings...........    1,239.4   32.6    2.63    1,035.3   39.5    3.81      734.5   37.0    5.04
   -- Time..............    1,711.9   77.7    4.54    3,294.0  159.4    4.84    4,012.0  262.0    6.53
                          --------- ------   -----  --------- ------   -----  --------- ------   -----
Total Domestic..........    4,983.6  155.4    3.12    6,368.9  263.3    4.13    6,673.9  390.4    5.85
Total Foreign...........    1,223.9   43.2    3.52      816.9   36.3    4.45      822.2   51.8    6.30
                          --------- ------   -----  --------- ------   -----  --------- ------   -----
   Total Deposits.......    6,207.5  198.6    3.20    7,185.8  299.6    4.17    7,496.1  442.2    5.90
 Short-Term Borrowings..    3,763.3  124.6    3.31    2,072.7   81.9    3.95    1,148.0   71.8    6.26
 Long-Term Debt.........      191.3   12.1    6.32       92.8    5.0    5.33       90.8    7.1    7.74
                          --------- ------   -----  --------- ------   -----  --------- ------   -----
   Total Interest-Bear-
    ing Liabilities.....   10,162.1  335.3    3.30    9,351.3  386.5    4.13    8,734.9  521.1    5.97
                          ========= ======   =====  ========= ======   =====  ========= ======   =====
Net Interest Income.....             475.7    3.52             444.6    3.45             412.2    3.21
                                    ------   -----            ------   -----            ------   -----
Spread on Earning As-
 sets...................                      4.00%                     4.06%                     4.05%
Spread on Earning Assets
 (net of fees)..........                      3.68%                     3.75%                     3.81%
                                             -----                     -----                     -----
Demand Deposits
 --Domestic.............    1,324.9                   1,231.9                   1,134.6
Other Liabilities.......      205.9                     277.2                     273.8
Shareholders' Equity....      892.9                     784.6                     682.9
                          ---------                 ---------                 ---------
   Total Liabilities &
    Equity..............  $12,585.8                 $11,645.0                 $10,826.2
                          =========                 =========                 =========
Provision for Loan Loss-
 es.....................              54.2                      50.1                      29.6
Net Overhead............             206.8                     202.3                     194.1
                                    ------                    ------                    ------
Income Before Income
 Taxes..................             214.7                     192.2                     188.5
Provision for Income
 Taxes..................              79.8                      72.2                      71.3
Tax Equivalency Adjust-
 ment(2)................               2.3                       3.3                       4.5
                                    ------                    ------                    ------
Income Before Cumulative
 Effect of
 Accounting Change......             132.6                     116.7                     112.7
Cumulative Effect of Ac-
 counting Change........                --                      10.8                        --
                                    ------                    ------                    ------
Net Income..............            $132.6                    $127.5                    $112.7
                                    ======                    ======                    ======

- -------
(1) Includes non-accrual loans.
(2) Based upon a statutory tax rate of 35% for 1993 and 34% for 1992 and 1991.

LIQUIDITY MANAGEMENT

  Liquidity is managed to ensure that Bancorp has continuous access to sufficient, reasonably priced funding to conduct its normal course of business.

  At year-end 1993, deposits declined to $7.0 billion from $7.9 billion at the end of 1992. This decline was partially offset by an increase in securities sold under agreements to repurchase (Repos). The change in mix reflects the continued preference of our local governmental customers for repos as an alternative to collateralized deposits. Repos are supported by the same type of collateral that supports governmental deposits, but are not insured by the FDIC. At year-end 1993 repos totaled $2.5 billion compared to $2.2 billion at year-end 1992 and $0.5 billion at year-end 1991.

  At year-end 1993, the ratio of net purchased liabilities to net assets (short term borrowings less short term assets divided by total assets less short term assets) was 37.0%. This proxy for liquidity is tracked by Salomon Brothers Inc, which publishes bank comparative figures annually. For the five years ending December 31, 1992, their 50-Bank Composite ratio averaged 32.1%. Bancorp's ratio is higher than the average, due to the level of state and local government funds. Historically, these governmental customers have been a stable source of funds.

  Bancorp issues commercial paper in the Hawaii market-place. At year-end 1993 commercial paper outstanding totaled $141.6 million compared to $89.0 million at year-end 1992. The short term notes are rated A-1 by Standard and Poor's and P-1 by Moody's.

  Long term debt on December 31, 1993 was $357.9 million compared to $84.1 million at year-end 1992. Considering the favorable interest rate environment, Bank of Hawaii, in the second quarter of 1993 issued $125 million in subordinated debt, proceeds of which were used for general corporate purposes. The ten year notes qualify for inclusion as regulatory total capital and bear interest at 6.88%. The issue was rated A-2 by Standard and Poor's and A by Moody's. In addition, during the third quarter the Bank finalized a bank note program allowing for the issuance of up to $750 million to be used for general corporate purposes. At December 31, 1993, there were $100 million two year floating rate notes outstanding under this program. The bank notes have been rated A+ by Standard and Poor's and AA3 by Moody's.

CONTROL OF NET OVERHEAD

  At Bancorp, net overhead is defined as the ratio of non-interest expense to non-interest income. Bancorp's objective is to continually improve this ratio by controlling expenses and taking advantage of fee income opportunities. This ratio, which was 3.66 in 1984, has declined to 2.60 for 1993.

  Bancorp's long term goal is to have a ratio of 2 to 1, where fee income offsets at least half of the cost of operations. With the slowdown in the economy of Hawaii, and increased competition, the efficient managing of the net overhead ratio grows in importance. Trust operations, electronic financial services, insurance and annuity sales, and brokerage services are expected to make significant contributions to this process.

  The challenge of rising staff costs for salaries and benefits have focused Bancorp's management on the ratio of net income per full-time equivalent staff
(FTE). Bancorp's objective is to improve productivity with existing staff levels. This emphasis balances Bancorp's tight expense control philosophy with the commitment to still spend money on staffing and technology if such expenditures will produce greater productivity and revenues. For 1993, net income per FTE was $31,000, compared to $31,100 in 1992 and $27,600 for 1991.

NON-INTEREST INCOME

  For 1993, total non-interest income was $129.3 million, a 14.6% increase over 1992. Excluding securities transactions, non-interest income increased 9.1% over 1992. During the second quarter, Bank of Hawaii acquired AFS, the parent of Bishop and American Trust Companies. The blending of AFS with HTCo, both subsidiaries of Bank of Hawaii, is progressing smoothly. The synergies gained in this acquisition are expected to enhance non-interest income opportunities. The staffing level at AFS on the merger date was 241. Through placement in other Bancorp companies and attrition, the staffing level was reduced by 50% at year-end 1993 demonstrating the progress of the consolidation. HTCo and AFS reported a 33.9% increase in trust income over 1992 to $40.9 million, while administering an $11.1 billion trust asset portfolio at year-end 1993. The growth in non-interest income has been consistent for Bancorp (excluding unusual gains) over the past ten years, with the compound growth rate of 16.5% over the same period. This improvement has been largely fueled by the growth in trust income since HTCo was acquired in 1985. Table 14 presents the details of non-interest income for the last five years.

  Service charges on deposit accounts increased to $26.5 million, a 6.7% increase over 1992. Account analysis charges have increased for commercial accounts due to the low interest rate environment. These fees are earned from customers who are charged for actual services provided to maintain their accounts. With lower rates, the offset for earnings credits have been reduced and have resulted in increased analysis fees.

  Bancorp's involvement in trade finance in the Asian Rim countries has steadily increased over the years as its network of offices and branches in the area has grown. Reflecting the continuing increase in international activity, fees for letters of credit, export bill collection, and acceptances have increased to $7.3 million, 2.8% over 1992. These fees are included in the total fees, exchange and other service charges which grew to $31.6 million, a 0.9% increase over 1992.

  Also included in non-interest income are fees earned through Bancorp's ATM network. During 1993, 72 new ATMs were added to Bancorp's network, making Bancorp the largest provider of electronic financial services in Hawaii. The additional ATMs brought the total in service to 245 at year-end 1993. The fees generated by this network totaled $6.3 million in 1993, an increase of 23.5% over the $5.1 million reported in 1992. Most of Bancorp's ATMs are located in Hawaii and the Western Pacific. The ATMs in Hawaii have high percentage of usage by visitors through the American Express, Armed Forces Financial Network, Cirrus, Discover Card, Plus Network, STAR and VISA networks, all of which Bancorp is a member.

  Bancorp introduced IslePay in 1992, a direct debit point-of-sale product currently available in the grocery industry. Bancorp is the first in Hawaii to have developed a point-of-sale network which allows a customer to have purchases made at participating stores directly charged to his deposit account. In 1993, participation was expanded to include 12 financial institutions in Hawaii. The merchant group has also expanded outside the grocery industry and at year-end 1993, over 500 IslePay terminals were in use. Fee opportunities will grow in this area as the network of merchants increases.

  The annuity and insurance sales groups are beginning to affect the increase in non-interest income. For 1993, fees earned by these groups totaled $7.2 million, a 29.6% increase over 1992. The full service brokerage subsidiary, Bancorp Investment Group, contributed more than $1.2 million in other operating income in 1993, its first full year of operations.

  Securities gains for the year had a substantial impact on non-interest income. Total securities gains were $10.0 million for 1993, compared to gains of $3.4 million and $2.8 million recognized in 1992 and 1991, respectively. The securities gains in 1993 were primarily derived from the sale of certain held for sale securities and long term holdings of stock of the Federal National Mortgage Association (FNMA). The sale of the FNMA stock, which was acquired more than 20 years ago, resulted in a pre tax gain of $6.9 million.

                              NON-INTEREST INCOME
                                    TABLE 14

                                         YEARS ENDED DECEMBER 31
                            ----------------------------------------------------
                                 1993            1992        1991   1990   1989
                            --------------  --------------  ------ ------ ------
                                   PERCENT         PERCENT
                            AMOUNT CHANGE   AMOUNT CHANGE   AMOUNT AMOUNT AMOUNT
                            ------ -------  ------ -------  ------ ------ ------
                                         (IN MILLIONS OF DOLLARS)
Trust Income..............  $ 40.9  + 34.1% $ 30.5  + 15.1% $26.5  $25.2  $23.9
Service Charges on Deposit
 Accounts.................    26.5   + 6.4    24.9  + 11.2   22.4   18.4   16.7
Fees Exchange Other
 Service Charges Letters
 of Credit and Acceptance
 Fees.....................     7.3   + 2.8     7.1  + 20.3    5.9    5.0    3.8
 Profit on Foreign
  Currency................     4.6 -- 22.0     5.9 -- 13.2    6.8    4.2    4.2
 Exchange Fees............     2.9      --     2.9   + 3.6    2.8    3.5    2.3
 Escrow Fees..............     1.0      --     1.0  + 25.0    0.8    1.8    1.4
 Mortgage Servicing Fees..     2.4   + 4.3     2.3  + 15.0    2.0    1.5    1.5
 ATM Fees/Charge Card
  Processing Fees.........     6.3  + 23.5     5.1  + 34.2    3.8    2.6    1.3
 Cash Basis Interest......     2.4 -- 17.2     2.9  +190.0    1.0    1.2    5.7
 Other Fees...............     4.7  + 14.6     4.1 -- 25.5    5.5    6.2    0.1
 Other Operating Income...    20.3 -- 10.6    22.7  + 68.1   13.5   12.9   14.7
Investment Securities
 Gains....................    10.0  +194.1     3.4  + 21.4    2.8    0.7    0.5
                            ------ -------  ------ -------  -----  -----  -----
  Total...................  $129.3  + 14.6% $112.8  + 20.3% $93.8  $83.2  $76.1
                            ====== =======  ====== =======  =====  =====  =====

NON-INTEREST EXPENSE

  Total non-interest expense for 1993 was $336.1 million, up 6.8% from 1992. This increase includes eight months of operating expenses for AFS in 1993. Excluding these expenses from 1993 totals, the increase in non-interest expense would have been approximately 5.8% over 1992. The control of expenses is a key part of Bancorp's financial strategy. A lower percentage of non-interest expense to net operating revenue (net interest income plus non-interest income) is a productivity indication. For 1993, Bancorp's percentage was 55.8% compared to 56.8% and 57.4% for 1992 and 1991, respectively. The Salomon Brothers Inc 1992 50-bank composite percentage was 64.12%.

  The largest component of non-interest expense is salary expense, which was $134.6 million or 40.0% of total non-interest expense. For 1993, Bancorp's average annual salary per full time equivalent staff was $31,400, a 2.3% increase over the 1992 average of $30,700. Bancorp controls salary expense in several ways. One way is to improve the productivity of existing staff. Another way is to control the growth of staff through careful review of requests to add staff and consideration of whether staff members who leave need to be replaced. Additionally, with operations across the Pacific and Asia, the cost of staffing foreign offices with expatriates would be high. Bancorp's strategy has been to identify and develop local staff to manage operations at these locations to manage this cost. At year-end 1993, Bancorp had only 17 expatriates at foreign locations. At the end of 1993, total FTE staff count was 4,354. Even with the impact of Hurricane Iniki, and the slowdown in the tourist industry, unemployment levels in Hawaii were 4.0% for November 1993, still well below national averages. As a result, Bancorp must emphasize productivity both because of a desire to control cost as well as having to make do with available trained personnel.

  Pension and other benefit costs increased to $42.4 million, up 8.2% from 1992 levels. Retirement plan accruals increased as certain retirees were provided an increase in benefits and more staff qualified for the plan, including the staff of FNBA. In 1993, Bancorp implemented the SFAS No. 106 ("Employer's Accounting for Postretirement Benefits Other than Pensions"). The expense recorded for these benefits was $3.5 million in 1993. This expense recognized the cost of providing health care and life insurance for both active employees and retirees over the period earned. In anticipation of these requirements, Bancorp has modified its benefit programs to maintain a meaningful benefit, but still allow a certain degree of control over these expenses.

  Occupancy expense for 1993 increased to $37.0 million, up 9.8% from 1992. The increase reflects the impact of the new branches opened in 1992 and 1993. Nine branches were opened in the past two years, the largest expansion in recent history. Branches were opened on Oahu (four branches), Hawaii, Maui, as well as Suva, Fiji and a representative office in Taipei, Taiwan. In addition, rental costs and property taxes for buildings and sites have increased as overall land values have risen.

  Net equipment expense increased 10.1% over 1992 to $27.3 million. The increase in net equipment expense largely reflects Bancorp's continuing investment in technological enhancements to maintain the appropriate level of efficiency.

  The other expense category increased from $90.9 million in 1992 to $94.8 million in 1993. This expense category includes both discretionary and non-discretionary expenses. Bancorp has always tried to manage both very aggressively. The increase in this expense category of 4.2% for 1993 is reflective of Bancorp's effort during the year. The most significant non-discretionary expenditure is FDIC insurance. For 1993, as insurance rates remained constant, FDIC insurance expense decreased 12.2% to $15.1 million, consistent with the decline in deposit balances. The risk based assessment system announced by the FDIC provides certain relief for well capitalized institutions. Premiums under the new program start at $0.23 per $100 of deposits for well capitalized institutions to as much as $0.31 per $100 of deposits for poorly capitalized institutions. Both Bank of Hawaii and First Federal have been considered well capitalized and have been assessed the lowest rate of $0.23 per $100 for 1993. For 1994, both have been advised that the status will remain the same for the first half of 1994.

  Table 15 presents the larger discretionary expenses included in the other category. Legal and professional fees were $11.9 million, $11.8 million and $10.8 million for 1993, 1992 and 1991, respectively. The level of the expense was affected by litigation and collection efforts, as well as general corporate needs. Communication costs remain a meaningful expense as our operations span the Pacific and the U.S. Mainland. Total communication costs which included telephone services, cable communication, and postage expense were $8.1 million for 1993, compared with $7.9 million for 1992 and $6.9 million for 1991.

                              NON-INTEREST EXPENSE
                                    TABLE 15

                                          YEARS ENDED DECEMBER 31
                             --------------------------------------------------
                                  1993           1992       1991   1990   1989
                             -------------- -------------- ------ ------ ------
                                    PERCENT        PERCENT
                             AMOUNT CHANGE  AMOUNT CHANGE  AMOUNT AMOUNT AMOUNT
                             ------ ------- ------ ------- ------ ------ ------
Salaries.................... $134.6  + 6.8% $126.0  + 8.8% $115.8 $102.4 $ 90.5
Pension and Other Employee
 Benefits...................   42.4  + 8.2    39.2  +10.1    35.6   30.4   26.8
Net Occupancy Expense.......   37.0  + 9.8    33.7  +19.5    28.2   24.1   21.0
Net Equipment Expense.......   27.3  +10.1    24.8  + 9.7    22.6   18.9   19.4
Other Operating Expense
  FDIC Insurance............   15.1  -12.2    17.2  + 6.8    16.1    7.8    4.1
  Legal and Professional....   11.9  + 0.8    11.8  + 9.3    10.8   12.5   10.2
  Advertising...............    9.7  +15.5     8.4     --     8.4    8.0    6.0
  Stationery and Supplies...    7.5  + 4.2     7.2  + 2.9     7.0    7.0    5.8
  Other.....................   50.6  + 9.3    46.3  + 6.2    43.6   36.8   30.2
                             ------  -----  ------  -----  ------ ------ ------
    Total................... $336.1  + 6.8% $314.6  + 9.2% $288.1 $247.9 $214.0
                             ======  =====  ======  =====  ====== ====== ======

                                  INCOME TAXES

  The 1993 tax provision reflects an effective tax rate of 37.6% compared with 38.2% in 1992. The increase in statutory rate to 35% during 1993 had a minimal impact on Bancorp, as much of Bancorp's tax liability was created by leveraged leases which, under SFAS 13 "Accounting for Leases," is adjusted differently than SFAS 109. The decrease in effective rate reflects the benefit of the low income housing credit for a loan booked during the year. Bancorp adopted FAS 109--Accounting for Income Taxes in 1992. The cumulative effect of the change in accounting of $10.8 million has been reported as a separate line in the 1992 income statement.


  The tax-exempt securities portfolio has been reduced to less than $21.5 million and continues to have a diminishing impact on Bancorp's effective tax rate. In prior years, leasing activities created a large benefit as investment tax credits (ITC) reduced the effective tax rate. With the elimination of ITC, Bancorp's leasing activity provided shelter by deferring taxes rather than creating credits, thereby increasing Bancorp's effective tax rate.

  Bancorp's tax planning also tries to minimize the alternative minimum tax
(AMT). At the end of 1993, Bancorp was not subject to the AMT. Bancorp continuously seeks opportunities for managing its tax liability.

                             FOURTH QUARTER RESULTS

  Earnings for the fourth quarter of 1993 totaled $35.7 million, a significant increase of 58.9% over the same quarter in 1992. This improvement is due to the large provision for loan loss recorded in the fourth quarter of 1992 recognizing the $20 million charge-off on the large credit previously mentioned. Earnings per share (restated for the 50% stock dividend) were $0.83 and $0.53 for the fourth quarter of 1993 and 1992, respectively.

  Spread for the fourth quarter was 4.02%, compared to 4.03% for the fourth quarter of 1992. The slight decline in spread is reflected in the earning asset yield which decreased to 6.68% from 7.15% comparing the fourth quarters of 1993 and 1992. The cost of funds rate also declined to 3.15% from 3.68% between the same periods.

  The provision for loan losses totaled $9.1 million for the quarter, significantly less than the $24.0 million in the fourth quarter of 1992, which was influenced by the large charge-off discussed earlier.

                  CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS
                                    TABLE 16

                                            THREE MONTHS ENDED
                          -------------------------------------------------------
                                     1993                        1992
                          --------------------------- ---------------------------
                           MAR.   JUN.  SEPT.   DEC.   MAR.   JUN.  SEPT.   DEC.
                          ------ ------ ------ ------ ------ ------ ------ ------
Total Interest Income...  $204.2 $202.2 $203.3 $199.1 $214.3 $208.0 $202.1 $202.8
Total Interest Expense..    88.5   85.2   82.1   79.6  105.3  100.6   91.2   89.3
Net Interest Income.....   115.7  117.0  121.2  119.5  109.0  107.4  110.9  113.5
Provision for Possible
 Loan Losses............     9.0   12.2   23.8    9.1   10.2    9.4    6.5   24.0
Investment Securities
 Gains (Losses).........     1.3    1.6    6.7    0.4    0.1    2.5    0.3    0.4
Other Non-Interest In-
 come...................    27.5   28.4   31.6   31.6   25.4   27.2   27.3   29.5
Total Non-Interest Ex-
 pense..................    83.5   81.7   85.0   85.8   75.2   75.6   80.7   83.0
                          ------ ------ ------ ------ ------ ------ ------ ------
Income Before Income
 Taxes..................    52.0   53.1   50.7   56.6   49.1   52.1   51.3   36.4
Provision for Income
 Taxes..................    19.0   19.3   20.5   20.9   18.5   20.1   19.6   14.0
                          ------ ------ ------ ------ ------ ------ ------ ------
Income Before Cumulative
 Effect of Accounting
 Change.................    33.0   33.8   30.2   35.7   30.6   32.0   31.7   22.4
Cumulative Effect of Ac-
 counting Change........     --     --     --     --    10.8    --     --     --
                          ------ ------ ------ ------ ------ ------ ------ ------
Net Income..............  $ 33.0 $ 33.8 $ 30.2 $ 35.7 $ 41.4 $ 32.0 $ 31.7 $ 22.4
                          ====== ====== ====== ====== ====== ====== ====== ======
Earnings Per Common
 Share(1)...............  $ 0.77 $ 0.79 $ 0.70 $ 0.83 $ 0.97 $ 0.75 $ 0.75 $ 0.53
                          ====== ====== ====== ====== ====== ====== ====== ======

- --------
(1) Adjusted for 50% stock dividend declared January 26, 1994.

                               SUPPLEMENTARY DATA
 MATURITY DISTRIBUTION, MARKET VALUE AND WEIGHTED-AVERAGE YIELD TO MATURITY OF
                                   SECURITIES
                                    TABLE 17

                                         AT YEAR-END DECEMBER 31
                          ------------------------------------------------------------
                                                                           APPROXIMATE
                           WITHIN     1-5      5-10    OVER                  MARKET
                           1 YEAR    YEARS    YEARS   10 YEAR     TOTAL       VALUE
                          --------  --------  ------  -------    --------  -----------
                                        (IN MILLIONS OF DOLLARS)
Maturity Distribution
 Based on Book Value
U.S. Treasury Securi-
 ties...................  $1,201.3  $  631.4  $   --  $   --     $1,832.7   $1,851.1
Obligations of Other
 U.S. Government
 Agencies and
 Corporations...........     100.0      95.0    30.4    86.1        311.5      317.3
Obligations of States
 and Political
 Subdivisions...........       1.1      30.7     8.2     0.5         40.5       43.8
Corporate Securities....        --        --      --    13.7         13.7       13.7
Mortgage Backed Securi-
 ties...................      17.4     181.4   168.9   148.3        516.0      525.1
Other...................       4.0      35.2      --      --         39.2       40.3
Securities Available for
 Sale(2)................       1.4     238.1     8.9   645.0(2)     893.4      893.4
Trading Securities......      60.0       7.2     6.2     1.0         74.4       74.4
                          --------  --------  ------  ------     --------   --------
  Total--1993...........  $1,385.2  $1,219.0  $222.6  $894.6     $3,721.4   $3,759.1
       --1992...........  $  677.2  $1,772.9  $148.3  $437.8     $3,036.2   $3,109.2
       --1991...........  $  576.5  $1,333.6  $179.4  $455.8     $2,545.3   $2,657.3
                          --------  --------  ------  ------     --------   --------
Weighted-Average
 Yield(1) to Maturity
U.S. Treasury
 Securities.............       5.5%      4.8%     --%     --%         5.2%
Obligations of Other
 U.S. Government
 Agencies and
 Corporations...........       7.8       6.3     9.0     4.5          6.6
Obligations of States
 and Political
 Subdivisions...........       5.9       7.5    12.5    11.4          8.5
Corporate Securities....        --        --      --    11.9         11.9
Mortgage Backed
 Securities.............       5.7       5.9     6.1     7.1          6.3
Other...................       2.2       7.5      --      --          7.0
Securities Available for
 Sale...................       6.3       6.2     6.1     5.2          5.5
Trading Securities......       3.4       6.5     6.6     2.6          4.0
                          --------  --------  ------  ------     --------
  Total--1993...........       5.6%      5.5%    6.7%    5.6%         5.6%
                          ========  ========  ======  ======     ========
Tax Equivalent Adjust-
 ment Amount............  $     --  $    0.3  $  0.3  $   --     $    0.6

- --------
(1) Tax equivalent at 35% tax rate.
(2) Reports current balance at contractual maturity and does not anticipate reductions for periodic paydowns.
                                 AVERAGE ASSETS
                                    TABLE 18

                              1993             1992          1991      1990     1989
                         ---------------  ---------------  --------- -------- --------
                          AMOUNT    MIX    AMOUNT    MIX    AMOUNT    AMOUNT   AMOUNT
                         --------- -----  --------- -----  --------- -------- --------
                                          (IN MILLIONS OF DOLLARS)
Interest-Bearing
 Deposits............... $ 1,140.1   9.1% $ 1,200.6  10.3% $   923.8 $  787.9 $  602.1
Investment Securities...   3,542.3  28.1    2,679.1  23.0    2,332.2  1,681.2  1,079.6
Assets Held for Sale....      69.1   0.5       15.9   0.1         --       --       --
Funds Sold..............     146.0   1.2      463.1   4.0      434.3    610.2    485.9
Net Loans...............   6,991.0  55.6    6,601.9  56.7    6,484.1  5,532.5  4,368.6
  Total Earning Assets..  11,888.5  94.5   10,960.6  94.1   10,174.4  8,611.8  6,536.2
Non-Earning Assets......     697.3   5.5      684.4   5.9      651.8    590.0    473.7
                         --------- -----  --------- -----  --------- -------- --------
    Total............... $12,585.8 100.0% $11,645.0 100.0% $10,826.2 $9,201.8 $7,009.9
                         ========= =====  ========= =====  ========= ======== ========

                                 AVERAGE LOANS
                                   TABLE 19

                              1993            1992         1991     1990     1989
                         --------------  --------------  -------- -------- --------
                          AMOUNT   MIX    AMOUNT   MIX    AMOUNT   AMOUNT   AMOUNT
                         -------- -----  -------- -----  -------- -------- --------
                                         (IN MILLIONS OF DOLLARS)
Commercial and
 Industrial............. $1,695.5  24.3% $1,738.2  26.3% $1,617.6 $1,496.8 $1,292.3
Real Estate
  Construction..........    181.1   2.6     266.3   4.0     272.7    229.0    266.5
  Mortgage..............  3,419.2  48.9   3,019.0  45.7   2,953.8  2,334.5  1,630.0
Installment.............    639.5   9.1     629.8   9.6     641.3    669.4    607.3
Foreign(1)..............    666.1   9.5     590.0   9.0     659.7    496.1    303.1
Lease Financing.........    389.6   5.6     358.6   5.4     339.0    306.7    269.4
                         -------- -----  -------- -----  -------- -------- --------
    Total............... $6,991.0 100.0% $6,601.9 100.0% $6,484.1 $5,532.5 $4,368.6
                         ======== =====  ======== =====  ======== ======== ========
- --------
(1) See section entitled International Operations for definition of Foreign.

                                 AVERAGE DEPOSITS
                                     TABLE 20

                              1993            1992         1991     1990     1989
                         --------------  --------------  -------- -------- --------
                          AMOUNT   MIX    AMOUNT   MIX    AMOUNT   AMOUNT   AMOUNT
                         -------- -----  -------- -----  -------- -------- --------
                                         (IN MILLIONS OF DOLLARS)
Domestic
  Non-Interest Bearing
   Demand Accounts...... $1,324.9  17.6% $1,231.9  14.6% $1,134.6 $1,103.4 $  945.0
  Interest-Bearing
   Demand Accounts......  2,032.3  27.0   2,039.6  24.2   1,927.4  1,682.2  1,355.8
  Regular Savings
   Accounts.............  1,239.4  16.5   1,035.3  12.3     734.5    613.8    522.4
  Private Time
   Certificates of
   Deposit ($100,000 or
   More)................    489.4   6.5     547.6   6.5     652.6    619.9    448.3
  Public Time
   Certificates of
   Deposit ($100,000 or
   More)................    143.4   1.9   1,573.2  18.7   2,066.2  1,671.7  1,186.1
  Bearer Certificates of
   Deposit..............      5.0   0.1       5.0   0.1       5.0      5.0      5.0
  All Other Time and
   Savings Certificates.  1,074.1  14.2   1,168.2  13.9   1,288.2  1,070.0    860.1
                         -------- -----  -------- -----  -------- -------- --------
    Total Domestic......  6,308.5  83.8   7,600.8  90.3   7,808.5  6,766.0  5,322.7
                         -------- -----  -------- -----  -------- -------- --------
Foreign (1).............  1,223.9  16.2     816.9   9.7     822.2  1,085.8    588.7
                         -------- -----  -------- -----  -------- -------- --------
    Total............... $7,532.4 100.0% $8,417.7 100.0% $8,630.7 $7,851.8 $5,911.4
                         ======== =====  ======== =====  ======== ======== ========

- --------
(1) See section entitled International Operations for definition of Foreign.

                             INTEREST DIFFERENTIAL
                                    TABLE 21

                           1993 COMPARED TO 1992       1992 COMPARED TO 1991
                          -------------------------  --------------------------
                          VOLUME(1) RATE(1)  TOTAL   VOLUME(1) RATE(1)   TOTAL
                          --------- -------  ------  --------- -------  -------
                                       (IN MILLIONS OF DOLLARS)
Change in Interest In-
 come:
  Interest Bearing
   Deposits:
   Foreign...............  $ (2.6)  $ (7.5)  $(10.1)  $ 15.6   $ (23.5) $  (7.9)
  Taxable Investment
   Securities:
   Domestic..............    56.6    (44.6)    12.0     30.8     (26.2)     4.6
   Foreign...............      --       --       --       --        --       --
  Tax-Exempt Investment
   Securities............    (3.4)     0.4     (3.0)    (4.6)      1.2     (3.4)
  Assets Held for Sale...     3.7      1.6      5.3      0.6        --      0.6
  Funds Sold.............   (11.3)    (4.5)   (15.8)     1.6      (6.6)    (5.0)
  Loans, Net of Unearned
   Income:
   Domestic..............    26.6    (32.3)    (5.7)    18.7     (90.8)   (72.1)
   Foreign...............     3.9     (7.2)    (3.3)    (5.1)    (13.9)   (19.0)
                           ------   ------   ------   ------   -------  -------
    Total Interest
     Income..............  $ 73.5   $(94.1)  $(20.6)  $ 57.6   $(159.8) $(102.2)
                           ======   ======   ======   ======   =======  =======
Change in Interest
 Expense:
  Interest Bearing
   Deposits:
   Demand Deposits.......  $ (0.2)  $(19.1)  $(19.3)  $  5.1   $ (32.1) $ (27.0)
   Savings Deposits......     6.8    (13.7)    (6.9)    12.8     (10.4)     2.4
   Time Deposits.........   (72.4)    (9.3)   (81.7)   (41.9)    (60.6)  (102.5)
   Deposits in Foreign
    Offices..............    15.5     (8.6)     6.9     (0.3)    (15.2)   (15.5)
  Short-Term Borrowings..    57.6    (15.4)    42.2     43.2     (33.1)    10.1
  Long-Term Debt.........     6.1      1.0      7.1      0.1      (2.2)    (2.1)
                           ------   ------   ------   ------   -------  -------
    Total Interest
     Expense.............  $ 13.4   $(65.1)  $(51.7)  $ 19.0   $(153.6) $(134.6)
                           ======   ======   ======   ======   =======  =======
Net Interest
 Differential:
  Domestic...............  $ 74.3   $(22.9)  $ 51.4   $ 27.8   $  16.0  $  43.8
  Foreign................   (14.2)    (6.1)   (20.3)    10.8     (22.2)   (11.4)
                           ------   ------   ------   ------   -------  -------
   Total Interest
    Differential.........  $ 60.1   $(29.0)  $ 31.1   $ 38.6   $  (6.2) $  32.4
                           ======   ======   ======   ======   =======  =======

- --------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

            YEAR-END SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
                                    TABLE 22

                            1993        1992        1991        1990        1989
                         ----------- ----------- ----------- ----------- -----------
                              (IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET TOTALS
Net Loans...............   $ 6,983.1   $ 6,691.7   $ 6,517.2   $ 6,286.1   $ 4,806.3
Assets..................    12,462.1    12,713.1    11,409.3    10,683.0     8,317.1
Deposits................     7,005.0     7,890.5     8,666.2     8,785.0     7,024.3
Long-Term Debt..........       357.9        84.1        75.5       117.1        47.6
Shareholders' Equity....       938.1       828.3       724.0       630.3       482.7
OPERATING RESULTS
Total Interest Income...   $   808.8   $   827.2   $   929.0   $   871.0   $   685.4
Net Interest Income.....       473.4       440.7       407.9       350.1       286.3
Provision for Possible
 Loan Losses............        54.2        50.1        29.6        28.0        20.9
Net Income..............       132.6       127.5       112.7        95.7        79.9
Earnings Per Share(1)...   $    3.09   $    3.00   $    2.69   $    2.42   $    2.15
Cash Dividends Paid--
 Common Stock(1)........   $    0.90   $    0.85   $    0.78   $    0.70   $    0.59
NON-FINANCIAL DATA
Common Shareholders of
 Record at Year-End.....       8,315       5,814       5,553       5,378       4,940
Average Common Shares
 Outstanding(1).........  42,967,790  42,527,466  41,846,234  39,502,790  37,075,874

- --------
(1) Adjusted for 50% stock dividend declared January 26, 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Consolidated Quarterly Results of Operations--Table 16 on page 34.

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Bancorp Hawaii, Inc.

  We have audited the accompanying consolidated statements of condition of Bancorp Hawaii, Inc. and subsidiaries as of December 31, 1993, 1992 and 1991, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bancorp Hawaii, Inc. and subsidiaries at December 31, 1993, 1992 and 1991, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

  As discussed in Notes A and N to the financial statements, in 1993 and 1992 the Company changed its method of accounting for certain investments in debt and equity securities and income taxes, respectively.

                                          Ernst & Young

Honolulu, Hawaii
January 19, 1994

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                           YEARS ENDED DECEMBER 31,
                              --------------------------------------------------
                                    1993             1992             1991
                              ---------------- ---------------- ----------------
                              (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
Interest Income
  Interest on Loans.........  $        494,705 $        507,889 $        607,379
  Loan Fees.................            37,900           33,283           24,460
  Income on Lease Financing.            16,632           17,002           17,287
  Interest and Dividends on
   Investment Securities
   Taxable..................           203,068          191,036          186,464
   Non-Taxable..............             2,331            4,355            6,816
  Income on Investment Secu-
   rities Available for
   Sale.....................             5,947               --               --
  Interest on Deposits......            42,974           53,134           61,012
  Interest on Security Re-
   sale Agreements..........             2,934           12,507           19,990
  Interest on Funds Sold....             2,265            8,005            5,564
                              ---------------- ---------------- ----------------
Total Interest Income.......           808,756          827,211          928,972
Interest Expense
  Interest on Deposits......           198,657          299,599          442,243
  Interest on Security Re-
   purchase Agreements......            87,229           37,577            7,368
  Interest on Funds Pur-
   chased...................            24,136           27,977           50,248
  Interest on Short-Term
   Borrowings...............            13,261           16,379           14,190
  Interest on Long-Term
   Debt.....................            12,085            4,945            7,032
                              ---------------- ---------------- ----------------
Total Interest Expense......           335,368          386,477          521,081
                              ---------------- ---------------- ----------------
Net Interest Income.........           473,388          440,734          407,891
Provision for Possible Loan
 Losses.....................            54,188           50,071           29,584
                              ---------------- ---------------- ----------------
Net Interest Income After
 Provision for Possible
 Losses.....................           419,200          390,663          378,307
Non-Interest Income
  Trust Income..............            40,855           30,519           26,526
  Service Charges on Deposit
   Accounts.................            26,518           24,843           22,414
  Fees, Exchange and Other
   Service Charges..........            31,613           31,346           28,530
  Other Operating Income....            20,338           22,712           13,513
  Investment Securities
   Gains....................             9,985            3,410            2,803
                              ---------------- ---------------- ----------------
Total Non-Interest Income...           129,309          112,830           93,786
Non-Interest Expense
  Salaries..................           134,568          125,942          115,872
  Pensions and Other Em-
   ployee Benefits..........            42,399           39,232           35,565
  Net Occupancy Expense of
   Premises.................            37,026           33,647           28,164
  Net Equipment Expense.....            27,347           24,801           22,631
  Other Operating Expense...            94,762           90,937           85,857
                              ---------------- ---------------- ----------------
Total Non-Interest Expense..           336,102          314,559          288,089
                              ---------------- ---------------- ----------------
Income Before Taxes.........           212,407          188,934          184,004
Provision for Taxes.........            79,840           72,172           71,313
                              ---------------- ---------------- ----------------
Net Income Before Cumulative
 Effect of Accounting
 Change.....................           132,567          116,762          112,691
                              ---------------- ---------------- ----------------
Cumulative Effect of Ac-
 counting Change............                --           10,762               --
                              ---------------- ---------------- ----------------
Net Income..................  $        132,567 $        127,524 $        112,691
                              ================ ================ ================
Earnings Per Common Share
 and Common Share Equiva-
 lents Before Cumulative Ef-
 fect of Accounting Change
 (1)........................  $           3.09 $           2.75 $           2.69
Cumulative Effect of Ac-
 counting Change (1)........                --             0.25               --
Earnings Per Common Share
 and Common Share Equiva-
 lents (1)..................  $           3.09 $           3.00 $           2.69
                              ---------------- ---------------- ----------------
Average Common Shares and
 Average Common Share Equiv-
 alents (1).................        42,967,790       42,527,466       41,846,234
                              ---------------- ---------------- ----------------

- --------
(1) Adjusted for 50% stock dividend declared January 26, 1994.

                 See Notes to Consolidated Financial Statements.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                      DECEMBER 31
                                          -------------------------------------
                                             1993         1992         1991
                                          -----------  -----------  -----------
                                               (IN THOUSANDS OF DOLLARS)
Assets
Interest-Bearing Deposits...............  $   837,704  $ 1,432,498  $ 1,123,969
Investment Securities
  --Held to Maturity (Market Value of
    $2,791,328, $3,109,193 and
    $2,657,345, respectively)...........    2,753,590    3,036,238    2,545,306
  --Available for Sale..................      893,453           --           --
Securities Purchased Under Agreements to
 Resell.................................           --      420,000      240,000
Funds Sold..............................       57,699      184,474       93,136
Loans...................................    7,258,368    6,963,582    6,759,119
  Unearned Income.......................     (149,949)    (143,265)    (126,377)
  Reserve for Possible Loan Losses......     (125,284)    (128,626)    (115,571)
                                          -----------  -----------  -----------
Net Loans...............................    6,983,135    6,691,691    6,517,171
                                          -----------  -----------  -----------
    Total Earning Assets................   11,525,581   11,764,901   10,519,582
Cash and Non-Interest Bearing Deposits..      395,315      393,555      485,932
Premises and Equipment..................      167,260      156,383      144,403
Customers' Acceptance Liability.........        8,475       26,041       22,505
Accrued Interest Receivable.............       82,023       94,409       94,244
Other Real Estate.......................        4,123        6,318        1,995
Intangibles, Including Goodwill.........      102,929       52,971       44,619
Trading Securities......................       74,351      111,820       14,838
Other Assets............................      102,070      106,736       81,223
                                          -----------  -----------  -----------
    Total Assets........................  $12,462,127  $12,713,134  $11,409,341
                                          ===========  ===========  ===========
Liabilities
Domestic Deposits
  Demand--Non-Interest Bearing..........  $ 1,405,540  $ 1,256,617  $ 1,250,568
        --Interest Bearing..............    1,931,807    2,052,599    1,988,296
  Savings...............................    1,251,876    1,167,289      933,320
  Time..................................    1,581,534    2,249,809    3,710,469
Foreign Deposits........................      834,218    1,164,177      783,499
                                          -----------  -----------  -----------
    Total Deposits......................    7,004,975    7,890,491    8,666,152
Securities Sold Under Agreements to Re-
 purchase...............................    2,509,550    2,232,508      543,582
Funds Purchased.........................      743,915    1,091,556      768,608
Short-Term Borrowings...................      600,266      291,373      342,906
Bank's Acceptances Outstanding..........        8,475       26,041       22,505
Accrued Pension Costs...................       24,367       25,324       24,670
Accrued Interest Payable................       34,347       31,774       44,682
Accrued Taxes Payable...................      154,291      126,265      120,524
Other Liabilities.......................       85,967       85,374       76,161
Long-Term Debt..........................      357,870       84,100       75,521
                                          -----------  -----------  -----------
    Total Liabilities...................   11,524,023   11,884,806   10,685,311
                                          -----------  -----------  -----------
Shareholders' Equity
Common Stock ($2 par value), authorized
 50,000,000 shares; issued and
 outstanding, 28,425,038; 28,056,190;
 and 27,668,483, respectively...........       56,850       56,112       55,337
Surplus.................................      284,886      272,810      260,920
Unrealized Valuation Adjustments........          537       (2,271)      (1,731)
Retained Earnings.......................      595,831      501,677      409,504
                                          -----------  -----------  -----------
    Total Shareholders' Equity..........      938,104      828,328      724,030
                                          -----------  -----------  -----------
    Total Liabilities and Shareholders'
     Equity.............................  $12,462,127  $12,713,134  $11,409,341
                                          ===========  ===========  ===========

                See Notes to Consolidated Financial Statements.

           BANCORP HAWAII, INC. AND SUBSIDIARIES (AND PARENT COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            UNREALIZED
                                         COMMON             VALUATION  RETAINED
                                TOTAL     STOCK   SURPLUS   ADJUSTMENT EARNINGS
                               --------  -------  --------  ---------- --------
                                 (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE
                                                 AMOUNTS)
Balance at December 31, 1990.  $630,266  $36,418  $250,248   $(3,936)  $347,536
Changes During 1991
 Net Income..................   112,691       --        --        --    112,691
 Sale of Common Stock
  61,821 Profit Sharing Plan.     3,089      123     2,966        --         --
  82,830 Stock Option Plan...     1,902      166     1,736        --         --
  135,576 Dividend Reinvest-
   ment Plan.................     6,254      272     5,982        --         --
 Stock Repurchased...........       (13)      (1)      (12)       --         --
 Unrealized Valuation
  Adjustments
  Investment Securities......     3,258       --        --     3,258         --
  Foreign Exchange Transla-
   tion Adjustment...........    (1,053)      --        --    (1,053)        --
50 Percent Stock Dividend....       --    18,359        --        --    (18,359)
Cash Dividends Paid of $0.78
 Per Share(1)................   (32,364)      --        --        --    (32,364)
                               --------  -------  --------   -------   --------
Balance at December 31, 1991.  $724,030  $55,337  $260,920   $(1,731)  $409,504
Changes During 1992
 Net Income..................   127,524       --        --        --    127,524
 Sale of Common Stock
  68,409 Profit Sharing Plan.     3,168      138     3,030        --         --
  147,534 Stock Option Plan..     2,059      295     1,764        --         --
  185,274 Dividend Reinvest-
   ment Plan.................     8,095      370     7,725        --         --
 Stock Repurchased...........      (657)     (28)     (629)       --         --
 Unrealized Valuation
  Adjustments
  Investment Securities......       338       --        --       338         --
  Foreign Exchange Transla-
   tion Adjustment...........      (878)      --        --      (878)        --
Cash Dividends Paid of $0.85
 Per Share(1)................   (35,351)      --        --        --    (35,351)
                               --------  -------  --------   -------   --------
Balance at December 31, 1992.  $828,328  $56,112  $272,810   $(2,271)  $501,677
Changes During 1993
 Net Income..................   132,567       --        --        --    132,567
 Sale of Common Stock
  85,515 Profit Sharing Plan.     3,849      171     3,678        --         --
  151,543 Stock Option Plan..     3,288      303     2,985        --         --
  180,390 Dividend Reinvest-
   ment Plan.................     7,729      361     7,368        --         --
 Stock Repurchased...........    (2,052)     (97)   (1,955)       --         --
 Unrealized Valuation
  Adjustments
  Investment Securities......     2,878       --        --     2,878         --
  Foreign Exchange Transla-
   tion Adjustment...........       (70)      --        --       (70)        --
Cash Dividends Paid of $0.90
 Per Share(1)................   (38,413)      --        --        --    (38,413)
                               --------  -------  --------   -------   --------
Balance at December 31, 1993.  $938,104  $56,850  $284,886   $   537   $595,831
                               ========  =======  ========   =======   ========

- --------
(1) Adjusted for 50% stock dividend declared January 26, 1994.

                See Notes to Consolidated Financial Statements.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEARS ENDED DECEMBER 31
                                           -----------------------------------
                                              1993         1992        1991
                                           -----------  -----------  ---------
                                               (IN THOUSANDS OF DOLLARS)
Operating Activities
  Net Income.............................. $   132,567  $   127,524  $ 112,691
  Adjustments to Reconcile Net Income to
   Net Cash
  Provided by Operating Activities:
   Provision for Loan Losses..............      54,188       50,071     29,584
   Depreciation and Amortization..........      25,681       22,631     19,800
   Deferred Income Taxes..................      13,246        8,212     12,300
   Realized and Unrealized Investment
    Security Gains........................         (97)      (1,890)    (1,899)
   Realized Gains on Assets Held for Sale.      (9,025)         --         --
   Net Increase in Trading Securities.....      (2,482)       3,061    (11,462)
   Amortization of Lease Income...........     (30,196)     (21,255)   (18,190)
   Amortization of Loan Fee Income........     (15,945)     (17,358)   (13,805)
   Decrease (Increase) in Interest
    Receivable............................      12,386         (165)    (2,376)
   Increase (Decrease) in Interest
    Payable...............................       2,573      (12,908)    (8,977)
   Decrease (Increase) in Other Assets....      10,921      (44,248)   (12,504)
   Increase in Other Liabilities..........         822        7,378     26,036
                                           -----------  -----------  ---------
    Net Cash Provided by Operating
     Activities...........................     194,639      121,053    131,198
                                           -----------  -----------  ---------
Investing Activities
  Proceeds from Redemptions/Sales of
   Investment Securities..................     957,408      952,816    477,408
  Purchases of Investment Securities......  (1,565,051)  (1,441,520)  (985,705)
  Proceeds from Sales of Assets Held for
   Sale...................................     849,853          --         --
  Purchases of Assets Held for Sale.......    (697,892)    (100,043)       --
  Net (Decrease) Increase in Interest-
   Bearing Deposits Placed in Other Banks.     594,794     (308,529)  (182,312)
  Decrease (Increase) in Funds Sold.......     443,882     (271,338)   228,106
  Increase in Loans, Net..................    (299,491)    (185,978)  (254,818)
  Purchases of Premises and Equipment.....     (28,426)     (29,311)   (23,504)
  Proceeds from Sale of Premises and
   Equipment..............................         170          778      1,323
  Purchase of American Financial Services
   of Hawaii, Inc., Net of Cash Acquired..     (48,990)         --         --
  Sale of FirstFed America Bank, Net of
   Cash Sold..............................         --           --       5,181
                                           -----------  -----------  ---------
    Net Cash Provided (Used) by Investing
     Activities...........................     206,257   (1,383,125)  (734,321)
                                           -----------  -----------  ---------
Financing Activities
  Net Decrease in Demand, Savings, and
   Time Deposits..........................    (885,516)    (775,661)   (90,851)
  Proceeds from Lines of Credit and Long-
   Term Debt..............................     294,846       47,000        --
  Principal Payments on Lines of Credit
   and Long-Term Debt.....................     (21,076)     (38,421)   (41,600)
  Net Increase in Short-Term Borrowings...     238,279    1,960,341    754,764
  Proceeds from Sale of Common Stock......      14,866       13,322     11,245
  Stock Repurchase........................      (2,052)        (657)       (13)
  Cash Dividends..........................     (38,413)     (35,351)   (32,364)
                                           -----------  -----------  ---------
    Net Cash Provided (Used) by Financing
     Activities...........................    (399,066)   1,170,573    601,181
                                           -----------  -----------  ---------
  Effect of Exchange Rate Changes on Cash.         (70)        (878)    (1,053)
                                           -----------  -----------  ---------
    Increase (Decrease) in Cash and Non-
     Interest Bearing Deposits............       1,760      (92,377)    (2,995)
                                           -----------  -----------  ---------
  Cash and Non-Interest Bearing Deposits
   at Beginning of Year...................     393,555      485,932    488,927
                                           -----------  -----------  ---------
    Cash and Non-Interest Bearing Deposits
     at End of Year....................... $   395,315  $   393,555  $ 485,932
                                           ===========  ===========  =========

                See Notes to Consolidated Financial Statements.

                              BANCORP HAWAII, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting principles followed by Bancorp Hawaii, Inc., and its subsidiaries (Bancorp), and the methods of applying those principles conform with generally accepted accounting principles and with general practice within the banking industry. The significant policies are summarized below.

CONSOLIDATION

  The consolidated financial statements include the accounts of Bancorp; its principal subsidiaries, Bank of Hawaii; Bancorp Pacific, Inc.; and their subsidiaries. Significant intercompany accounts have been eliminated in consolidation.

ACCOUNTING CHANGES

  The Financial Accounting Standards Board (FASB) has issued two statements with delayed implementation dates that will affect Bancorp.

  In November 1992, the FASB issued new rules that require accrual accounting for non-accumulating postemployment benefits, such as disability benefits, instead of recognizing an expense for those benefits when paid. Bancorp will be required to comply with the new rules beginning in 1994. The effect of adopting the new rules is not expected to be material to Bancorp's financial position or results of operations.

  In May 1993, the FASB issued Statement No. 114 "Accounting by Creditors for Impairment of a Loan." The statement addresses the accounting by creditors for impairment of certain loans and requires these loans be measured based on the present value of expected future cash flows or if the loan is collateral dependent, the fair value of the collateral. This is a significant change from the currently applied rules for both Generally Accepted Accounting Principles and regulatory reporting. Bancorp has elected to delay implementation until more specific details are developed. At this time, the impact of adopting the new rules on Bancorp's financial position or results of operation has not been determined.

ACQUISITION

  On May 7, 1993, Bank of Hawaii finalized the purchase of 100% of the shares of American Financial Services of Hawaii, Inc. (AFS), a trust holding company whose wholly owned subsidiaries are Bishop Trust Limited and American Trust Company of Hawaii, Inc. AFS administered $2.7 billion in trust assets at the acquisition date. The acquisition has been accounted for under the purchase method, for the approximately $4 million of assets of AFS. Goodwill recorded in this transaction is being amortized on a straight line basis over 15 years.

  Also in December 1993, Bank of Hawaii purchased 80% of Banque Indosuez Vanuatu, Limited. Its name was changed to Banque d'Hawaii (Vanuatu), Limited and for year-end 1993 has been accounted for under the equity method. In future reporting periods, the Banque d'Hawaii (Vanuatu), Limited will be consolidated. At year-end 1993, total assets of the Banque d'Hawaii (Vanuatu), Limited was $70.1 million.

CASH AND NON-INTEREST BEARING DEPOSITS

  Cash and non-interest bearing deposits include the amounts due from other financial institutions as well as in-transit clearings. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, the Bank is required to place reserves with the Federal Reserve Bank based on the amount of deposits held. Bank of Hawaii, along with the other banks in the State of Hawaii, was allowed to phase into this reserve requirement, with such phase-in completed in 1993. For 1993, 1992 and 1991, the average amount of these reserve balances was $165,616,000; $135,010,000 and $126,287,000, respectively.

                              BANCORP HAWAII, INC.

EARNINGS PER SHARE

  The earnings per common share of Bancorp are based on the average common shares outstanding and the average common shares equivalents. The earnings per common share of Bancorp are based on shares of 42,967,790, 42,527,466 and 41,846,234 in 1993, 1992 and 1991, respectively, adjusted for the 50% stock dividend declared January 26, 1994 to shareholders of record February 17, 1994 payable on March 15, 1994.

FAIR VALUES OF FINANCIAL INSTRUMENTS

  In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." This statement requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Bancorp.

  The following methods and assumptions were used by Bancorp in estimating its fair value disclosures for financial instruments:

  Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and short-term investments approximate those assets' fair values.

  Investment Securities Held to Maturity and Investments Available for Sale and Trading Securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

  Loans: Fair values for loans are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate, consumer, and foreign. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. Fair values are calculated by discounting scheduled cash flows through the estimated maturity using estimated discount rates which reflect credit and interest rate risks inherent in the loan.

  Deposit Liabilities: Fair values for non-interest bearing and interest bearing demand deposits and savings are, by definition, equal to the amount payable on demand at their reporting date (i.e., their carrying amounts). Fair values for time deposits are estimated using discounted cash flow analyses. Discount rates reflect rates currently offered for deposits of similar remaining maturities.

  Short-Term Borrowings: The carrying amounts of funds purchased, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings approximate their fair values.


  Long-Term Debt: Fair values for long-term debt are estimated using discounted cash flow analyses, based on Bancorp's current incremental borrowing rates for similar types of borrowings.

  Off-Balance Sheet Instruments: Fair values for off-balance sheet instruments (e.g., commitments to extend credit, standby letters of credit, commercial letters of credit, foreign exchange and swap contracts, and interest rate swap agreements) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing, current settlement values, or quoted market prices of comparable instruments.

                              BANCORP HAWAII, INC.

INCOME TAXES

  Bancorp files a consolidated federal income tax return with the Bank of Hawaii, FirstFed and its other domestic subsidiaries. Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities. The earnings of foreign subsidiaries recorded through 1987 are not subject to U.S. income taxes, except to the extent that they are remitted as dividends. Federal taxes have been provided on the earnings from 1987 for subsidiaries subject to foreign taxes at rates below federal rates. No federal taxes have been provided on undistributed earnings prior to December 31, 1987 for these subsidiaries, the total of which was $2,701,000.

  Bancorp's tax sharing policy provides for the settlement of income taxes between each subsidiary as if each subsidiary had filed a separate return. Payments are made to Bancorp by each subsidiary with tax liabilities and subsidiaries which generate tax benefits receive payments for the benefits as used. Deferred taxes are recorded on the books of the subsidiary which generated the temporary differences.

  For lease arrangements, which are accounted for by the financing method, investment tax credits are deferred and amortized over the lives of the respective leases.

INTANGIBLE ASSETS AND AMORTIZATION

  The excess of the cost over the fair market value of tangible assets and liabilities purchased in various transactions by Bancorp and the Bank of Hawaii is being amortized using the straight-line method over various periods not exceeding 15 years. The amortization expense of these intangibles was $7,161,000; $5,083,000 and $5,002,000 for 1993, 1992 and 1991, respectively. As of December 31, 1993, the accumulated amortization totaled $24,543,000.

INTEREST RATE SWAP AGREEMENTS

  Bancorp enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential to be paid or received on these agreements is recognized over the life of the assets or liabilities being hedged.

INTERNATIONAL OPERATIONS

  International operations include certain activities located domestically in the International Division, as well as branches and subsidiaries domiciled outside the United States. The operations of Bank of Hawaii and FirstFed located in the Southern and Western Pacific which are denominated in U.S. dollars are classified as domestic.

INVESTMENT SECURITIES

  Investment securities were stated at cost adjusted for amortization of premium and accretion of discount for 1992 and 1991. The method followed in determining the cost of investments sold was based on identified certificates for each of the three years ending December 31, 1993.

  Bancorp adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), affecting the balance sheet and the investment securities were reclassified into these categories at December 31, 1993.

                              BANCORP HAWAII, INC.

  Investment Securities Held to Maturity: are securities intended to be held for the full term of the security. These securities are stated at cost adjusted for amortization of premium and accretion of discount.

  Investment Securities Available for Sale: are recorded at market value with the unrealized gains and losses recorded as an unrealized valuation adjustment in equity, net of taxes. In 1992 and 1993, these assets were recorded at the lower of cost or market with valuation adjustments reflected as a charge against income. For 1993 and 1992, net gains of $9,025,000 and $15,000, respectively, were reported and included in investment securities gain/loss.

  Trading Securities: are securities purchased and held principally for the purpose of selling them in the near term. The trading securities portfolio was comprised primarily of debt securities which have been recorded at market value. Changes in market value are recognized as a securities gain or loss through the income statement. During 1993, the net gain from the trading securities portfolio was $997,000 and is recognized as a component of investment securities gains/losses in the income statement. Income from the trading securities was $660,000 for 1993 and is included as part of other operating income.

LOANS

  Loans are carried at the principal amount outstanding. Interest income is generally recognized on the accrual basis. Loan fees are considered in the yields and amortized.

  Bancorp's policy is to place loans on non-accrual as soon as a loan is delinquent over 90 days, unless unusual treatment is indicated by the type of borrowing agreement and/or collateral. At the time a loan is placed on non-accrual, all accrued but unpaid interest is reversed against current earnings. Subsequent payments received are generally applied to reduce the principal balance.

OTHER REAL ESTATE

  Other real estate is comprised of properties acquired through foreclosure proceedings and abandoned bank premises. These properties are carried at the lower of cost or fair market value based on current appraisals less selling costs. Losses arising at the time of acquisition of such property acquired through foreclosure are charged against the reserve for possible loan losses. Subsequent re-evaluation of the properties, which indicate reduced value and carrying costs, are recognized through charges to operating expenses.

PREMISES AND EQUIPMENT

  Premises and equipment includes the cost of land, buildings, machinery and equipment, and significant improvements thereto. They are stated on the basis of cost less allowances for depreciation and amortization.

  The annual provisions for depreciation on premises and improvements, and equipment, have been computed using lives of two to fifty years and three to ten years, respectively, under the straight-line method.

PROVISION FOR POSSIBLE LOAN LOSSES

  The provision for possible loan losses is maintained at a level considered adequate to provide for potential losses. The provision charged to operating expenses is based on management's evaluation of potential losses in the loan and lease portfolios and consideration of economic conditions.

                              BANCORP HAWAII, INC.

NOTE B INVESTMENT SECURITIES

  The following presents the details of the investment portfolio as of December 31, 1993:

                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED AGGREGATE
                                       COST      GAINS      LOSSES   FAIR VALUE
                                    ---------- ---------- ---------- ----------
                                             (IN THOUSANDS OF DOLLARS)
Securities Held to Maturity
 Restricted Equity Securities...... $   13,654  $    --    $    --   $   13,654
 Debt Securities Issued by the U.S.
  Treasury
  and Agencies.....................  2,144,180   24,266         --    2,168,446
 Debt Securities Issued by State
  and Municipalities
  of the United States.............     40,566    3,260         (3)      43,823
 Debt Securities of Foreign Govern-
  ments............................      9,175       --         --        9,175
 Corporate Debt Securities.........         --       --         --           --
 Mortgage-Backed Securities........    516,001   10,111       (989)     525,123
 Other Debt Securities.............     30,014    1,093         --       31,107
                                    ----------  -------    -------   ----------
                                    $2,753,590  $38,730    $  (992)  $2,791,328
                                    ==========  =======    =======   ==========
Securities Available for Sale
  Equity Securities................ $    1,008  $    --    $    --   $    1,008
  Debt Securities Issued by the
   U.S. Treasury and Agencies......    229,314    7,235        (52)     236,497
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................        881       38         (1)         918
  Debt Securities Issued by Foreign
   Governments.....................         --       --         --           --
  Corporate Securities.............      6,201       57        (13)       6,245
  Mortgage-Backed Securities.......    649,094    2,139     (4,062)     647,171
  Other Debt Securities............      1,614       --         --        1,614
                                    ----------  -------    -------   ----------
                                    $  888,112  $ 9,469    $(4,128)  $  893,453
                                    ==========  =======    =======   ==========

                              BANCORP HAWAII, INC.

  The book value and estimated market values of investment securities are as follows:

                                                  GROSS      GROSS    ESTIMATED
                                                UNREALIZED UNREALIZED   MARKET
                                     BOOK VALUE   GAINS      LOSSES     VALUE
                                     ---------- ---------- ---------- ----------
                                              (IN THOUSANDS OF DOLLARS)
At December 1, 1992
United States Treasury Securities..  $1,808,747  $ 39,312   $  (561)  $1,847,498
Securities of Other United States
 Government Corporations and
 Agencies..........................     589,828    12,430      (901)     601,357
Obligations of States and Political
 Subdivisions......................      59,774     2,549      (302)      62,021
Debt Securities Issued by Foreign
 Governments.......................       1,897        --        --        1,897
Corporate Securities...............       8,358     6,871       (14)      15,215
Mortgage-Backed Securities.........     493,449    14,118    (3,115)     504,452
Other Securities...................      74,185     2,568        --       76,753
                                     ----------  --------   -------   ----------
  Totals...........................  $3,036,238  $ 77,848   $(4,893)  $3,109,193
                                     ==========  ========   =======   ==========
At December 31, 1991
United States Treasury Securities..  $1,322,927  $ 49,847   $    --   $1,372,774
Securities of Other United States
 Government Corporations and
 Agencies..........................     602,556    23,959       (35)     626,480
Obligations of States and Political
 Subdivisions......................      80,593     6,466      (149)      86,910
Debt Securities Issued by Foreign
 Governments.......................       1,806        --        --        1,806
Corporate Securities...............       3,617     6,187        --        9,804
Mortgage-Backed Securities.........     431,011    22,580      (318)     453,273
Other Securities...................     102,796     3,502        --      106,298
                                     ----------  --------   -------   ----------
  Totals...........................  $2,545,306  $112,541   $  (502)  $2,657,345
                                     ==========  ========   =======   ==========

  The following presents an analysis of the contractual maturities of the investment securities portfolio as of December 31, 1993:

                                                                     ESTIMATED
                                                             COST    FAIR VALUE
                                                          ---------- ----------
                                                            (IN THOUSANDS OF
                                                                DOLLARS)
Securities Held to Maturity
Due in One Year or Less.................................. $1,306,425 $1,319,494
Due After One Year Through Five Years....................    792,291    803,488
Due After Five Years Through Ten Years...................     38,589     42,248
Due After Ten Years......................................     86,630     87,321
                                                          ---------- ----------
                                                           2,223,935  2,252,551
Mortgage-Backed Securities...............................    516,001    525,123
Restricted Equity Securities.............................     13,654     13,654
                                                          ---------- ----------
                                                          $2,753,590 $2,791,328
                                                          ========== ==========
Securities Available for Sale
Due in One Year or Less.................................. $    1,375 $    1,378
Due After One Year Through Five Years....................    230,945    238,195
Due After Five Years Through Ten Years...................      3,819      3,819
Due After Ten Years......................................      1,871      1,882
                                                          ---------- ----------
                                                             238,010    245,274
Mortgage-Backed Securities...............................    649,094    647,171
Equity Securities........................................      1,008      1,008
                                                          ---------- ----------
                                                          $  888,112 $  893,453
                                                          ========== ==========

                              BANCORP HAWAII, INC.

  Proceeds from sales of investment securities during 1993 were $1,068,574,000. Gross gains of $12,434,000 and gross losses of $3,621,000 were realized on those sales. The cumulative investment valuation reserve was $3,855,000 (net of taxes) as of December 31, 1993.

  Investment securities carried at $3,396,469,000, $3,418,254,000 and $2,759,844,000 were pledged to secure deposits of certain public (governmental) entities and repurchase agreements at December 31, 1993, 1992 and 1991, respectively. The December 31, 1993 amount included investment securities with a carrying value of $2,788,703,000 and a market value of $2,817,369,000 which were pledged solely for repurchase agreements.

NOTE C LOANS

  Loans consisted of the following at year-end:

                                                   1993       1992       1991
                                                ---------- ---------- ----------
                                                   (IN THOUSANDS OF DOLLARS)
Domestic Loans
 Commercial and Industrial..................... $1,709,194 $1,864,102 $1,746,885
 Real Estate
  Construction--Commercial.....................    136,225    220,212    229,390
              --Residential....................     35,078     40,422     42,022
  Mortgage--Commercial.........................  1,230,558    991,821  1,021,917
          --Residential........................  2,475,971  2,189,098  2,003,464
 Installment...................................    676,170    655,861    651,342
                                                ---------- ---------- ----------
  Total Domestic Loans.........................  6,263,196  5,961,516  5,695,020
                                                ---------- ---------- ----------
Foreign Loans..................................    593,497    608,633    707,029
                                                ---------- ---------- ----------
 Subtotal......................................  6,856,693  6,570,149  6,402,049
                                                ---------- ---------- ----------
Lease Financing
 Direct........................................    119,908    129,178    152,660
 Leveraged.....................................    281,767    264,255    204,410
                                                ---------- ---------- ----------
Lease Financing................................    401,675    393,433    357,070
                                                ---------- ---------- ----------
    Total Loans................................ $7,258,368 $6,963,582 $6,759,119
                                                ========== ========== ==========

  Transactions in the reserve for possible loan losses were as follows:

                                                     1993      1992      1991
                                                   --------  --------  --------
                                                     (IN THOUSANDS OF DOLLARS)
Balance at Beginning of Year...................... $128,626  $115,571  $101,928
Provision Charged to Operations...................   54,188    50,071    29,584
Reserves Sold.....................................      --        --       (625)
Charge-Offs.......................................  (65,732)  (43,982)  (22,211)
Recoveries........................................    8,202     6,966     6,895
                                                   --------  --------  --------
  Net Charge-Offs.................................  (57,530)  (37,016)  (15,316)
                                                   --------  --------  --------
    Balance at End of Year........................ $125,284  $128,626  $115,571
                                                   ========  ========  ========

  Commercial loans totaling $454,106,000 were pledged to secure certain public deposits and Federal Home Loan Bank advances at December 31, 1993.

                              BANCORP HAWAII, INC.

  Certain directors and executive officers of Bancorp, its subsidiary companies, companies in which they are principal owners, and trusts in which they are involved, were loan customers of the Bank of Hawaii during 1993, 1992 and 1991. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal risk of collection. Such loans at December 31, 1993, 1992 and 1991 amounted to $83,877,000; $91,084,000 and $49,716,000, respectively. During 1993, the activity in these loans included new borrowings of $32,638,000 and repayments of $25,642,000, and other adjustments of $14,203,000 relating to the changes in directors and the companies and trusts in which they are involved.

  At December 31, 1993 and 1992, the fair value of loans, excluding leases, was $6,901,014,000 and $6,403,876,000, respectively.

NOTE D PREMISES AND EQUIPMENT

  Bancorp and its affiliates own and lease premises consisting primarily of operating facilities, the great majority of which are located in Hawaii. Bancorp has four significant properties all of which are in downtown Honolulu. The largest is the condominium units in the Financial Plaza of the Pacific in which the Bank of Hawaii's head office is situated. In addition, Bancorp owns a two-story building on the outskirts of downtown Honolulu which houses data processing and certain other operational functions, a five-story building which houses administrative departments and FirstFed's five-story headquarters building. In 1993, the Bank entered into a contract to build a 248,000 square foot facility in the Kapolei area on Oahu. The building will be primarily used as an operations facility and will also house a Bank of Hawaii branch. The contracts for construction of the building total $43 million.

  The following is a summary of data for major categories of premises and equipment:

                                                         ACCUMULATED      NET
                                                       DEPRECIATION AND   BOOK
                                                COST     AMORTIZATION    VALUE
                                              -------- ---------------- --------
                                                  (IN THOUSANDS OF DOLLARS)
December 31, 1993
Premises..................................... $187,614    $ (60,588)    $127,026
Equipment....................................  107,167      (66,933)      40,234
                                              --------    ---------     --------
                                              $294,781    $(127,521)    $167,260
                                              ========    =========     ========
December 31, 1992
Premises..................................... $172,614    $ (53,762)    $118,852
Equipment....................................  100,554      (63,023)      37,531
                                              --------    ---------     --------
                                              $273,168    $(116,785)    $156,383
                                              ========    =========     ========
December 31, 1991
Premises..................................... $161,867    $ (47,586)    $114,281
Equipment....................................   85,250      (55,128)      30,122
                                              --------    ---------     --------
                                              $247,117    $(102,714)    $144,403
                                              ========    =========     ========

  The amounts of depreciation and amortization included in consolidated expense were $18,520,000, $16,551,000 and $14,798,000 in 1993, 1992 and 1991,
respectively.

  Bancorp's operating leases are for certain branch premises and data processing equipment. The majority of the premise leases provide for a base rent for a stipulated period with various renewal options. Portions of certain properties are subleased to others for periods expiring in various years through 2000. Lease terms generally provide for the lessee to pay operating costs such as taxes and maintenance.

                              BANCORP HAWAII, INC.

  Future minimum payments, by year and in the aggregate, for noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1993:

                                                           OPERATING LEASES
                                                       -------------------------
                                                       (IN THOUSANDS OF DOLLARS)
        1994..........................................         $ 12,592
        1995..........................................           11,172
        1996..........................................            8,998
        1997..........................................            7,376
        1998..........................................            6,776
        Thereafter....................................          127,465
                                                               --------
          Total Minimum Lease Payments................         $174,379
                                                               ========

  Minimum future rentals receivable under subleases for noncancelable operating leases at December 31, 1993, amounted to $2,119,000.

  Rental expense for all operating leases consisted of:

                                                     1993      1992      1991
                                                   --------  --------  --------
                                                     (IN THOUSANDS OF DOLLARS)
Minimum Rentals................................... $ 22,592  $ 19,793  $ 17,348
Sublease Rental Income............................     (583)     (526)     (268)
                                                   --------  --------  --------
                                                   $ 22,009  $ 19,267  $ 17,080
                                                   ========  ========  ========

NOTE E DEPOSITS

  Interest on deposit liabilities in 1993, 1992 and 1991 consisted of the following:

                                                     1993      1992      1991
                                                   --------  --------  --------
                                                     (IN THOUSANDS OF DOLLARS)
Domestic Interest-Bearing Demand Accounts......... $ 45,136  $ 64,381  $ 91,400
Domestic Savings Accounts.........................   32,654    39,440    37,011
Domestic Time Accounts............................   77,736   159,433   262,000
Foreign Deposits..................................   43,131    36,345    51,832
                                                   --------  --------  --------
                                                   $198,657  $299,599  $442,243
                                                   ========  ========  ========

  Time deposits with balances of $100,000 or more in domestic banking offices were $492,334,000 in 1993. Of this amount, $60,216,000 represents deposits of public (governmental) entities which require collaterization by acceptable securities. The majority of deposits in the foreign category are time deposits in denominations of $100,000 or more.

  Maturities of domestic time deposits of $100,000 or more at December 31, 1993, are summarized as follows:

                                                               DOMESTIC
                                                       -------------------------
                                                       (IN THOUSANDS OF DOLLARS)
        Under 3 Months................................         $235,234
        4 to 6 Months.................................           84,866
        7 to 12 Months................................          112,096
        Over 12 Months................................           60,138
                                                               --------
                                                               $492,334
                                                               ========

  At December 31, 1993 and 1992, the fair value of deposits was $7,019,651,000 and $7,895,965,000, respectively.

                              BANCORP HAWAII, INC.

NOTE F SHORT-TERM BORROWINGS

  Details of short-term borrowings for 1993, 1992 and 1991 were as follows:

                                             SECURITIES
                                             SOLD UNDER     OTHER
                                  FUNDS      AGREEMENTS   COMMERCIAL SHORT-TERM
                                PURCHASED   TO REPURCHASE   PAPER    BORROWINGS
                                ----------  ------------- ---------- ----------
                                          (IN THOUSANDS OF DOLLARS)
1993
Amounts Outstanding December
 31............................ $  743,915   $2,509,550    $141,627   $458,639
Average Amount Outstanding
 During Year...................    754,051    2,644,935      92,092    272,243
Maximum Amount Outstanding at
 Any Month's End...............    967,121    2,995,725     141,627    527,656
Weighted-Average Interest Rate
 During Year*..................       3.20%        3.30%       2.96%      3.87%
Weighted-Average Interest Rate
 on Balance Outstanding at End
 of Year.......................       3.15%        3.35%       2.89%      2.92%

1992
Amounts Outstanding December
 31............................ $1,091,556   $2,232,508    $ 89,017   $202,356
Average Amount Outstanding
 During Year...................    766,622    1,019,007      79,958    207,192
Maximum Amount Outstanding at
 Any Month's End...............  1,091,556    2,232,508      93,346    275,324
Weighted-Average Interest Rate
 During Year*..................       3.65%        3.69%       4.15%      6.30%
Weighted-Average Interest Rate
 on Balance Outstanding at End
 of Year.......................       3.37%        3.39%       3.21%      3.78%

1991
Amounts Outstanding December
 31............................ $  768,608   $  543,582    $113,088   $229,818
Average Amount Outstanding
 During Year...................    576,310      186,723     159,069    225,863
Maximum Amount Outstanding at
 Any Month's End...............    987,320      607,582     186,565    232,067
Weighted-Average Interest Rate
 During Year*..................       5.94%        5.27%       5.77%      8.23%
Weighted-Average Interest Rate
 on Balance Outstanding at End
 of Year.......................       4.75%        4.01%       4.29%      6.40%

- --------
* Average rates for the year are computed by dividing actual interest expense on borrowings by average daily borrowings.

  Funds purchased generally mature on the day following the date of purchase. Commercial paper is issued by the parent corporation in various denominations generally maturing 90 days or less from date of issuance.

  Securities sold under agreements to repurchase were treated as financings and the obligations to repurchase the identical securities sold were reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. At December 31, 1993, the weighted average contractual maturity of these agreements was 137 days and represent investments by public (governmental) entities. A schedule of maturities of these agreements are as follows:

                                                       (IN THOUSANDS OF DOLLARS)
        Overnight.....................................        $       --
        Less than 30 days.............................           491,677
        30 to 90 days.................................           843,045
        Over 90 days..................................         1,174,828
                                                              ----------
                                                              $2,509,550
                                                              ==========

  A line of credit totaling $50,000,000 is used to back up commercial paper issued in the name of Bancorp. At December 31, 1993, there was no balance outstanding. Fees on the unused amount of this line and five other lines which expired in 1993 totaled $165,000.

                              BANCORP HAWAII, INC.

  Other short-term borrowings consist mainly of Foreign Call Deposits and long-term debt scheduled to mature within a year. The maturing long-term debt consists of a medium-term note totaling $20,000,000 and the remaining balance of a subordinated debenture payable to the Federal Deposit Insurance Corporation totaling $300,000. The medium-term note provides for quarterly interest payments at an interest rate of 5.80%, with the principal due at maturity on April 29, 1994. The subordinated debenture provides for quarterly interest payments at a rate based on the average six-month Treasury bill discount rate and annual installments of $300,000. The final installment is due on June 15, 1994. Also included in short-term borrowings are two advances from the Federal Home Loan Bank totaling $47,650,000, whose interest rates are based on the daily Federal Funds rate. One advance, totaling $3,000,000 matures on January 28, 1994 and the remaining $44,650,000 advance matures on August 26, 1994.

  At December 31, 1993 and 1992, the fair value of short-term borrowings was $3,853,731,000 and $3,615,437,000.

NOTE G LONG-TERM DEBT

  Amounts outstanding as of year-end were as follows:

                                                         1993    1992    1991
                                                       -------- ------- -------
                                                           (IN THOUSANDS OF
                                                               DOLLARS)
Medium-Term Notes..................................... $129,830 $50,000 $67,000
Federal Home Loan Bank Advances.......................  103,500  33,500   6,500
Mortgages Payable.....................................       --      --     921
Subordinated Notes....................................  124,540     600     600
Other Debt............................................       --      --     500
                                                       -------- ------- -------
                                                       $357,870 $84,100 $75,521
                                                       ======== ======= =======

  The medium-term notes, which were issued in 1990, 1992, and 1993, are unsecured. The 1990 notes carry five year terms and the 1993 notes carry two year terms. Both the 1990 and 1993 notes have floating interest rates which are tied to the three-month LIBOR rate. These rates are adjusted quarterly. The 1992 notes carry two year terms and have fixed interest rates of 5.80%. At December 31, 1993, the balance of the 1992 notes were reclassified to short-term borrowings.

  The Federal Home Loan Bank advances bear interest at rates from 5.15% to 8.15%. The advances mature from 1995 through 1998. At December 31, 1993, loans totaling $124,200,000 were pledged to secure these advances.

  The subordinated notes, which were issued in 1993, have a fixed interest rate of 6.875% and mature in 2003.

  Long-term debt maturities for the five years succeeding December 31, 1993, are $-0- in 1994; $132,331,000 in 1995; $19,000,000 in 1996; $24,000,000 in
1997 and $28,000,000 in 1998.

  Interest paid on long-term debt in 1993 totaled $6,689,000.

  At December 31, 1993 and 1992, the fair value of long-term debt was $379,929,000 and $84,024,000, respectively.

                              BANCORP HAWAII, INC.

NOTE H SHAREHOLDERS' EQUITY

  Certain of Bancorp's consolidated subsidiaries (including Bank of Hawaii and FirstFed) are subject to regulatory restrictions that limit cash dividends and loans to Bancorp. As of December 31, 1993, $359,732,000 of undistributed earnings of Bancorp's consolidated subsidiaries were available for distribution to Bancorp without prior regulatory approval.

NOTE I INTERNATIONAL OPERATIONS

  The following table provides certain selected financial data for Bancorp's international operations for the years ended:

                                                   1993       1992       1991
                                                ---------- ---------- ----------
                                                   (IN THOUSANDS OF DOLLARS)
International
  Average Assets............................... $1,908,883 $1,864,876 $1,640,562
  Average Loans................................    666,091    589,974    659,721
  Average Deposits.............................  1,259,042    860,773    857,470
  Operating Revenue............................     94,096    105,652    127,186
  Income Before Taxes..........................     13,425     17,865     16,302
  Net Income...................................      8,528     11,457     11,056

  Average assets primarily consist of short-term interest-bearing deposits with foreign branches of U.S. banks and large international banks. On average, these deposits were $1,086,554,000, $1,118,977,000 and $870,734,000 during 1993, 1992 and 1991, respectively.

  To measure international profitability, Bancorp maintains an internal transfer pricing system for the use of domestic funds and makes certain income and expense allocations. Interest rates used in determining charges on advances of funds are based on prevailing deposit rates. Overhead is allocated to reflect services rendered by administration units to profit centers.

NOTE J CONTINGENT LIABILITIES

  Bancorp is a defendant in various legal proceedings and, in addition, there are various other contingent liabilities arising in the normal course of business. After consultation with legal counsel, management does not anticipate that disposition of these proceedings and contingent liabilities will have a material effect upon the consolidated financial statements.

NOTE K RETIREMENT, POSTRETIREMENT BENEFITS AND PROFIT-SHARING PLANS

  Bancorp has a non-contributory, defined-benefit retirement plan (Plan) which covers salaried employees of Bancorp and participating subsidiaries who have met the Plan's eligibility requirements. Benefits are based on years of service and average final compensation. Bancorp's funding policy is to contribute annually an amount that falls within the minimum to maximum amount that can be deductible for income tax purposes. Plan assets are managed by investment advisors in accordance with investment policies established by the Plan Trustees. Investments are generally marketable securities including stocks, bonds and money market funds.

  Bancorp has a non-qualified Excess Benefits Plan which covers all employees of Bancorp and participating subsidiaries who have met eligibility requirements. The unfunded Excess Benefits Plan recognizes the liability to Plan participants for amounts exceeding those allowed to be included in the qualified defined benefit Plan. The table below includes the status of this Excess Benefit Plan.

                              BANCORP HAWAII, INC.

  The following table sets forth the Plans' funded status and amounts recognized in Bancorp's statement of condition at December 31.

                                                1993        1992        1991
                                             ----------- ----------- -----------
                                                  (IN THOUSANDS OF DOLLARS)
Actuarial Present Value of Benefit
 Obligations:
  Vested Benefit Obligation................   $ 56,553    $ 44,369    $ 32,279
                                              ========    ========    ========
  Accumulated Benefit Obligation...........   $ 61,038    $ 48,154    $ 34,666
                                              ========    ========    ========
  Projected Benefit Obligation.............   $ 99,831    $ 83,614    $ 72,300
Plan Assets (Primarily Marketable
 Securities) at Fair Value.................     73,064      59,456      52,320
                                              --------    --------    --------
Projected Benefit Obligation in Excess of
 Plan Assets...............................    (26,767)    (24,158)    (19,980)
Unrecognized Net (Gain)/Loss...............      2,287      (1,892)     (3,070)
Unrecognized Net Obligation at January 1,
 1985 Being Recognized Over 15 Years.......     (2,220)     (2,600)     (2,979)
Prior Service Cost Not Yet Recognized in
 Net Periodic Pension Cost.................      2,333       3,121       1,359
                                              --------    --------    --------
Accrued Pension Liability Recognized in the
 Statement of Condition....................   $(24,367)   $(25,529)   $(24,670)
                                              ========    ========    ========

  Net pension costs included the following components:

                                                1993        1992        1991
                                             ----------- ----------- -----------
                                                  (IN THOUSANDS OF DOLLARS)
Service Cost--Benefits Earned During the
 Period....................................   $  6,803    $  6,172    $  5,585
Interest Cost on Projected Benefit
 Obligation................................      6,626       5,786       5,042
Actual Return on Assets....................     (5,992)     (2,548)     (7,476)
Net Amortization and Deferral..............        557      (2,096)      4,038
                                              --------    --------    --------
Net Periodic Pension Cost..................   $  7,994    $  7,314    $  7,189
                                              ========    ========    ========

  Assumptions used in the accounting were as follows:

                                             DECEMBER 31 DECEMBER 31 DECEMBER 31
                                                1993        1992        1991
                                             ----------- ----------- -----------
Weighted-Average Discount Rates............        7.5%        8.0%        8.0%
Rates of Increase in Compensation Levels...        5.0%        5.5%        5.5%
Expected Long-Term Rate of Return on
 Assets....................................        8.5%        8.5%        8.5%
                                              ========    ========    ========

  There is a deferred-compensation profit-sharing plan (Profit Sharing Plan) for the benefit of all employees of Bancorp and its subsidiaries who have met the Profit Sharing Plan's eligibility requirements. The Profit Sharing Plan provides for annual contributions based on a schedule of performance levels. The schedule establishes the percentage of adjusted net income to be contributed based on Adjusted Returns on Equity. Members of the Profit Sharing Plan are permitted to elect to invest their annual allocation in shares of common stock of Bancorp Hawaii, Inc., and to receive up to 50% of their annual allocation in cash. Bancorp contributions amounted to $9,602,000 in 1993; $9,886,000 in 1992 and $8,830,000 in 1991.

  Bancorp adopted SFAS No. 106 "Employer's Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) as of January 1, 1993. The defined benefit plan provides group life, dental and medical insurance coverage. Over the last several years, the programs have been modified to provide a "sharing of

                              BANCORP HAWAII, INC.

costs" where both the employer and employees pay a portion of the premium costs. Most of the employees of Bancorp and its subsidiaries are covered who have met the eligibility requirements. Bancorp has recognized a portion of this liability ($7,110,000) over the years and has elected to recognize the transition obligation over 20 years as allowed upon adoption of SFAS 106. Bancorp has no segregated assets to provide postretirement benefits as of December 31, 1993.

  The following schedule presents the funded status of the liability as of December 31, 1993.

                                                      (IN THOUSANDS OF DOLLARS)
                                                      -------------------------
Accumulated Postretirement Benefit Obligation
  Retirees...........................................         $ (8,869)
  Other Fully Eligible Plan Participants.............           (6,038)
  Other Active Plan Participants.....................           (9,447)
                                                              --------
    Total............................................         $(24,354)
Plan Assets..........................................               --
                                                              --------
Accumulated Postretirement Benefit Obligation in Ex-
 cess of Plan Assets.................................         $(24,354)
Unrecognized Transition Obligation Being Amortized
 Over 20 Years.......................................           13,337
Unrecognized Net Gain/Loss...........................              699
                                                              --------
    Accrued Postretirement Benefit Liability.........         $(10,318)
                                                              ========

  The Net Periodic Postretirement Benefit Cost for 1993 was:

                                                        (IN THOUSANDS OF DOLLARS)
                                                        -------------------------
Service Cost...........................................          $1,151
Interest Cost..........................................           1,678
Amortization of Transition Obligation..................             702
                                                                 ------
  Net Periodic Postretirement Benefit Cost.............          $3,531
                                                                 ======

  The following table presents the assumptions utilized to determine the expense and liability:

Health Care Cost Trend Rate............................................... 15.0%
Dental Care Cost Trend Rate...............................................  7.5%
Weighted Average Discount Rate............................................  7.5%
Rate of Increase in Compensation Level....................................  5.0%

  The health care cost trend rate is projected at 15% per year until the year 2000 leveling to the ultimate 7%. A one percent increase in that trend rate of assumption (with all other assumptions remaining constant) would increase the service and interest cost components of the net periodic postretirement cost from $2,829,000 to $3,538,000. The impact of this one percent increase in the trend rates on the accumulated postretirement benefit obligation would be an increase to $29,357,000 at December 31, 1993.

                              BANCORP HAWAII, INC.

NOTE L STOCK OPTION PLANS

  The Bancorp Stock Option Plans (the Plans) are administered by the Compensation Committee appointed by Bancorp's Board of Directors. The Plans, which are identical, allow participants to purchase shares of common stock for a specified exercise price anytime beginning one year after the option has been granted and expiring 10 years thereafter. For 1990 and 1991, the options granted become exercisable prorata over a three year period. The options granted since 1992 are exercisable one year after grant. The exercise price is equal to the fair market value of the stock on the date the option was granted. At year-end, the exercise price (per share) of options outstanding were between $10.51 and $48.00; $7.01 and $32.00 after adjusting for the 50% stock dividend declared January 26, 1994. The price (per share) range of options exercised during 1993 were between $10.10 and $43.50 on an actual price basis. The following table presents the activity of Stock Option Plans for the years indicated:

                                                  SHARES UNDER STOCK OPTION
                                                          PLANS(1)
                                                -------------------------------
                                                  1993       1992       1991
                                                ---------  ---------  ---------
Outstanding at beginning of year............... 1,254,880  1,276,969    816,115
Add (Deduct):
  Granted (Including Stock Dividends)..........   269,000    192,000    572,375
  Canceled or Surrendered......................   (31,370)   (31,305)   (27,520)
  Exercised....................................  (151,543)  (182,784)   (84,001)
                                                ---------  ---------  ---------
Outstanding at End of Year..................... 1,340,967  1,254,880  1,276,969
                                                ---------  ---------  ---------
Options Exercisable............................ 1,018,775    846,696    784,505
Shares Available for Future Grants.............    23,173    270,293    454,394
                                                ---------  ---------  ---------

- --------
(1) Before adjustment for 50% stock dividend declared January 26, 1994.

NOTE M OTHER OPERATING EXPENSES

  Other operating expenses at year-end were as follows:

                                                  1993       1992       1991
                                                ---------  ---------  ---------
                                                  (IN THOUSANDS OF DOLLARS)
FDIC Insurance.................................   $15,119    $17,162    $16,122
Legal and Other Professional Fees..............    11,847     11,844     10,789
Advertising....................................     9,675      8,433      8,425
Stationery and Supplies........................     7,485      7,199      6,950
Other..........................................    50,636     46,299     43,571
                                                ---------  ---------  ---------
    Total......................................   $94,762    $90,937    $85,857
                                                =========  =========  =========

NOTE N INCOME TAXES

  In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                              BANCORP HAWAII, INC.

  Effective January 1, 1992, Bancorp adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1992 consolidated statement of income.

  The income tax provision includes the following components:

                                                           LIABILITY    DEFERRED
                                                            METHOD       METHOD
                                                        --------------- --------
                                                         1993    1992     1991
                                                        ------- ------- --------
                                                            (IN THOUSANDS OF
                                                                DOLLARS)
Current................................................ $66,594 $63,960 $59,013
Deferred...............................................  13,246   8,212  12,300
                                                        ------- ------- -------
Provision for Income Taxes............................. $79,840 $72,172 $71,313
                                                        ======= ======= =======

  The 1993, 1992 and 1991 tax provision includes state tax expense of $14,719,000, $13,012,000 and $11,468,000, respectively. The current provision also includes taxes on the gains on the sale of securities of $3,495,000; $1,159,000 and $953,000 for 1993, 1992 and 1991, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1993 and 1992 reclassified based on the tax return as filed, are as follows:

                                                           1993      1992
                                                         --------  --------
                                                         (IN THOUSANDS OF
                                                             DOLLARS)
Deferred tax liabilities:
  Lease transactions.................................... $167,093  $152,257
  Deferred investment tax credits.......................    7,471     7,809
  Accelerated depreciation..............................    1,919     2,244
  Core deposit intangible...............................   12,335    13,400
                                                         --------  --------
    Total deferred tax liabilities......................  188,818   175,710
                                                         --------  --------
Deferred tax assets:
  Reserve for loan losses...............................   46,009    46,692
  Accrued pension cost..................................    8,586     7,968
  Net operating loss carry forwards.....................    5,266     2,898
  Other--net............................................    4,797     4,869
                                                         --------  --------
    Total deferred tax assets...........................   64,658    62,427
  Valuation allowance for deferred tax assets...........   (2,062)   (2,898)
                                                         --------  --------
    Net deferred tax assets.............................   62,596    59,529
                                                         --------  --------
    Net deferred tax liabilities........................ $126,222  $116,181
                                                         ========  ========

                              BANCORP HAWAII, INC.

  The following is a listing of the elements of the reclassified 1991 tax deferrals based on the tax return as filed:

                                                                   1991
                                                               -------------
                                                               (IN THOUSANDS
                                                                OF DOLLARS)
Lease Transactions............................................    $15,202
Deferred Investment Tax Credit................................       (583)
Provision for Loan Losses.....................................     (4,256)
Accelerated Depreciation......................................       (449)
Periodic Pension Cost.........................................      1,141
All Other.....................................................      1,245
                                                                  -------
  Deferred Tax Expense........................................    $12,300
                                                                  =======

  For financial statement purposes, Bancorp had deferred investment tax credits for property purchased for lease to customers of $7,471,000, $7,809,000 and $8,377,000 at December 31, 1993, 1992 and 1991, respectively. In 1993, 1992 and
1991, investment tax credits included in the computation of the provision for income taxes were $338,000; $568,000 and $583,000, respectively. Cumulative deferred taxes as of December 31, 1991 were $120,639,000.

  The following analysis reconciles the Federal statutory income tax rate to the effective consolidated income tax rate:

                                                                       DEFERRED
                                                   LIABILITY METHOD     METHOD
                                                   ------------------  --------
                                                     1993      1992      1991
                                                   --------  --------  --------
Statutory Federal Income Tax Rate.................     35.0%     34.0%   34.0%
Increase (Decrease) in Tax Rate
  Resulting From:
   State Taxes, Net of Federal Income Tax and
    Foreign Tax Adjustments.......................      4.5       4.5     4.1
   Tax-Exempt Interest Income.....................     (0.6)     (1.1)   (1.3)
   Effect of Tax Rate Change on Deferred Tax
    Assets and Liabilities........................      0.2        --      --
   Low Income Housing and Investment Tax Credit...     (0.5)     (0.3)   (0.3)
   Other..........................................     (1.0)      1.1     2.3
                                                   --------  --------    ----
   Effective Tax Rate.............................     37.6%     38.2%   38.8%
                                                   ========  ========    ====

  FirstFed has qualified under provisions of the Internal Revenue Code that permit federal income taxes to be computed after deduction of additions to bad debt reserves. These deductions are subject to the alternative minimum tax and are computed as a percentage of taxable income, subject to certain limitations based on aggregate loans and savings deposits. The percentage of taxable income bad debt deduction available to FirstFed was 8% of taxable income for 1993, 1992 and 1991. For financial statement purposes, no deferred income tax liability has been recorded for tax bad debt reserves that arose in tax years beginning before December 31, 1987. Such tax bad debt reserves total approximately $18.2 million for which no provision for federal income taxes has been provided. If these amounts are used for purposes other than to absorb bad debt losses, they will be subject to federal income taxes at the then applicable rates.

                              BANCORP HAWAII, INC.

NOTE O FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  Bancorp is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest and foreign exchange rates. These financial instruments include commitments to extend credit, foreign exchange contracts, standby letters of credit, and interest rate swaps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of condition. The contract or notional amounts of those instruments reflect the extent of involvement Bancorp has in particular classes of financial instruments.

  Bancorp's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate swaps and foreign exchange contracts, the contract or notional amounts do not represent exposure to credit loss. Bancorp controls the credit risk of these instruments through credit approvals, limits, and monitoring procedures.

                                FAIR VALUES      CONTRACT OR NOTIONAL AMOUNT
                               --------------  --------------------------------
                                1993    1992      1993       1992       1991
                               ------  ------  ---------- ---------- ----------
                                         (IN THOUSANDS OF DOLLARS)
Financial Instruments Whose
 Contract Amounts Represent
 Credit Risk:
  Commitments to Extend
   Credit....................  $8,113  $6,438  $2,692,081 $2,211,870 $2,045,645
  Standby Letters of Credit..   4,599   4,759     245,383    254,909    283,244
  Commercial Letters of
   Credit....................     177     164     102,349     98,664     85,592
Financial Instruments Whose
 Notional or Contract Amounts
 Exceed the Amount of Credit
 Risk:
  Foreign Exchange and Swap
   Contracts.................      61    (806)    339,882    407,901    482,537
  Interest Rate Swap
   Agreements................    (227)   (967)  1,398,590    185,476     43,103

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include cash, accounts receivable, inventory, and property, plant, and equipment.

  Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support borrowing agreements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Bancorp holds cash and deposits as collateral supporting those commitments for which collateral is deemed necessary.

  Foreign exchange contracts are contracts for delayed delivery of a foreign currency in which the seller agrees to make delivery at a specified future date at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in exchange rates and interest rates. Collateral is generally not required for these transactions.

                              BANCORP HAWAII, INC.

  Bancorp enters into interest rate swap agreements to hedge its exposure to changes in interest rates. At December 31, 1993, Bancorp utilized interest rate swaps to effectively convert floating rate assets and deposits to fixed rates, primarily to manage interest rate risk within selected time periods. In 1993, net revenue on interest rate swap agreements totaled $14.1 million.

  Because interest rate swap agreements do not involve an exchange of principal, credit exposure is very limited relative to cash market instruments. Even so, swap counterparties are evaluated against strict loan underwriting standards and most swap agreements contain language allowing for collateralization, if a stipulated threshold has been exceeded.

NOTE P PARENT COMPANY FINANCIAL STATEMENTS

  Condensed financial statements of Bancorp Hawaii, Inc. only follow:

                         CONDENSED STATEMENTS OF INCOME

                                                     YEARS ENDED DECEMBER 31
                                                    ---------------------------
                                                      1993      1992     1991
                                                    --------  -------- --------
                                                    (IN THOUSANDS OF DOLLARS)
Dividends From Bank
  Subsidiaries..................................... $ 36,599  $ 34,475 $ 31,587
  Other Subsidiaries...............................   39,500     2,700       --
Interest Income
  From Subsidiaries................................    3,219     4,048   11,859
  From Others......................................      824       890      684
Other Income.......................................       77        84      646
Securities Gains (Losses)..........................      (67)    1,061       33
                                                    --------  -------- --------
  Total Income.....................................   80,152    43,258   44,809
Interest Expense...................................    5,914     8,418   18,227
Other Expense......................................    6,532     7,710    7,508
                                                    --------  -------- --------
  Total Expense....................................   12,446    16,128   25,735
Income Before Income Taxes and Equity in
 Undistributed Income of
 Subsidiaries......................................   67,706    27,130   19,074
Income Tax Benefits................................    2,427     2,585    3,620
                                                    --------  -------- --------
Income Before Equity in Undistributed Income.......   70,133    29,715   22,694
Equity in Undistributed Income of Subsidiaries
  Bank Subsidiaries................................   79,310    79,898   71,485
  Other Subsidiaries...............................  (16,876)   17,911   18,512
                                                    --------  -------- --------
                                                      62,434    97,809   89,997
                                                    --------  -------- --------
  Net Income....................................... $132,567  $127,524 $112,691
                                                    ========  ======== ========

                              BANCORP HAWAII, INC.

                       CONDENSED STATEMENTS OF CONDITION

                                                          DECEMBER 31,
                                                 ------------------------------
                                                    1992       1992      1991
                                                 ---------- ---------- --------
                                                   (IN THOUSANDS OF DOLLARS)
Assets
Cash in Bank of Hawaii.......................... $      188 $      174 $     64
Investment Securities Available for Sale........      1,008      1,008       --
Securities Purchased from Bank Subsidiaries
 Under
 Agreements to Resell...........................         --     63,900   64,000
Equity in Net Assets of Bank Subsidiaries.......    774,493    692,086  613,067
Equity in Net Assets of Other Subsidiaries......    147,719    164,708  146,449
Interest Bearing Deposits from Bank.............    146,700         --       --
Advances to Other Subsidiaries..................         --     18,000   57,830
Net Loans.......................................     16,364     20,216    7,686
Trading Securities..............................        876         --    3,702
Other Assets....................................     55,160     57,709   49,504
                                                 ---------- ---------- --------
  Total Assets.................................. $1,142,508 $1,017,801 $942,302
                                                 ========== ========== ========
Liabilities and
Shareholders' Equity
Commercial Paper and Short-Term Borrowings...... $  161,627 $  124,017 $149,588
Long-Term Debt..................................     30,000     50,000   67,000
Other Liabilities...............................     12,777     15,456    1,684
Shareholders' Equity............................    938,104    828,328  724,030
                                                 ---------- ---------- --------
    Total Liabilities and Shareholders' Equity.. $1,142,508 $1,017,801 $942,302
                                                 ========== ========== ========

                              BANCORP HAWAII, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
                                                  (IN THOUSANDS OF DOLLARS)
Operating Activities
  Net Income..................................... $132,567  $127,524  $112,691
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Provision for Loan Losses and Amortization
     Expense.....................................    4,301     5,047     5,002
    Undistributed Income from Subsidiaries.......  (62,434)  (97,809)  (89,997)
    Net Decrease (Increase) in Trading
     Securities..................................     (876)    3,702    (1,630)
    Other Assets and Liabilities, Net............   (4,432)      521    (1,628)
                                                  --------  --------  --------
      Net Cash Provided by Operating Activities..   69,126    38,985    24,438
Investing Activities
  Investment Securities Transactions, Net........       --    (1,008)   10,396
  Securities Purchased Under Agreements to
   Resell, Net...................................   63,900       100   (64,000)
  Interest Bearing Deposits...................... (146,700)       --        --
  Loan Transactions, Net.........................    3,852   (12,530)    3,799
  Capital Contributions to Subsidiaries, Net.....     (175)      (10)  (10,228)
  Repayments from (Advances Made) to
   Subsidiaries, Net.............................   18,000    39,830   171,585
                                                  --------  --------  --------
      Net Cash Provided (Used) by Investing
       Activities................................  (61,123)   26,382   111,552
Financing Activities
  Net Proceeds (Repayments) from Borrowings......   17,610   (42,571) (114,915)
  Proceeds from Sale of Stock....................   12,814    12,665    11,232
  Cash Dividends Paid............................  (38,413)  (35,351)  (32,364)
                                                  --------  --------  --------
      Net Cash Used by Financing Activities......   (7,989)  (65,257) (136,047)
                                                  --------  --------  --------
      Increase (Decrease) in Cash................       14       110       (57)
  Cash at Beginning of Year......................      174        64       121
                                                  --------  --------  --------
      Cash at End of Year........................ $    188  $    174  $     64
                                                  ========  ========  ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

  The following information required by the Instructions to Form 10-K is incorporated herein by reference from various pages of Bancorp Hawaii, Inc. Proxy Statement for the annual meeting of shareholders to be held on April 27, 1994, as summarized below:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Election of Directors on pages 2-5. Disclosure of Compliance with section 16 (a) of the Securities Exchange Act on page 5.

ITEM 11. EXECUTIVE COMPENSATION

  Executive Compensation on pages 7-16.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Voting Securities and Principal Holders Thereof and Election of Directors on pages 1-5.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Transactions with Management and Others on pages 18-19.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)Financial Statements and Schedules

    The following consolidated financial statements of Bancorp Hawaii, Inc. and subsidiaries are included in Item 8:

      Consolidated balance sheets--December 31, 1993, 1992, and 1991

      Consolidated statements of income--Years ended December 31, 1993, 1992, and 1991

      Consolidated statements of shareholders' equity--Years ended December 31, 1993, 1992, and 1991

      Consolidated statements of cash flows--Years ended December 31, 1993, 1992, and 1991

      Notes to consolidated financial statements--December 31, 1993

    All other schedules to the consolidated financial statements stipulated by Article 9 of Regulation S-X and all other schedules to the financial statements of the registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

    Financial statements (and summarized financial information) of (1) unconsolidated subsidiaries or (2) 50% or less owned persons accounted for by the equity method have been omitted because they do not, considered individually or in the aggregate, constitute a significant subsidiary.

    The following exhibits are submitted herewith:

      Exhibit #10--Material Contracts

      (a) Bancorp Hawaii, Inc., One-Year Incentive Plan Effective
          January 1, 1993

      (b) Bancorp Hawaii, Inc., Sustained Profit Growth Plan Effective January 1, 1993

      Exhibit #11--Statement Regarding Computation of Per Share Earnings.

      Exhibit #21--Subsidiaries of the Registrant

      Exhibit #23--Consent of Independent Auditors

    The following exhibits are incorporated herein by reference:

      Exhibit #3--Articles of Incorporation and By-laws Exhibit #3 of Form 10-K for fiscal year ended December 31, 1990.

      Exhibit #10--Material Contracts

            (c) Bancorp Hawaii, Inc. Stock Option Plan Exhibit 4(a) of
                Registration No. 2-63615.

            (d) Bancorp Hawaii, Inc. Stock Option Plan of 1983 Exhibit 4(a) of
                Registration No. 2-841164.

            (e) Bancorp Hawaii, Inc. Stock Option Plan of 1988 Exhibit 4(a) of
                Registration No. 33-23495.

  (b) Registrant filed a Form 8-K during the quarter ended December 31, 1993. The Form 8-K was filed on October 28, 1993 reporting the sale of certain property involved in the $25.7 million charge-off reported in the quarter ended September 30, 1993.

  (c) Response to this item is the same as Item 14(a).

  (d) Response to this item is the same as Item 14(a).

                            STATISTICAL DISCLOSURES
                             CONTENTS AND REFERENCE

  The following statistical disclosures required by the Instructions to Form 10-K are summarized below:

ITEM I. DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

  Interest Differential--Table 21 on page 37.
  Consolidated Average Balances, Income and Expense, and Yield and Rates--
   Taxable Equivalent--Table 13 on page 28.
  Average Loans--Table 19 on page 36.
  Average Deposits--Table 20 on page 36.

ITEM II. INVESTMENT PORTFOLIO

  Note B to the Audited Financial Statements on pages 48 to 50.
  Maturity Distribution--Table 17 on page 35.

ITEM III. LOAN PORTFOLIO

  Loan Portfolio Balances--Table 3 on page 13.
  Interest Rate Sensitivity--Table 12 on page 27.
  Non-Performing Assets and Accruing Loans Past Due 90 Days or More--Table 6 on page 19.
  Foregone Interest on Non- Accruals--Table 5 on page 18.
  Potential Problem Loans--Narrative on page 24.
  Geographic Distribution of International Assets--Table 10 on page 24.

ITEM IV. SUMMARY OF LOAN LOSS EXPERIENCE

  Summary of Loan Loss Experience--Table 7 on page 21.
  Allocation of Loan Loss Reserve--Table 8 on page 22.
  Narrative on page 20.

ITEM V. DEPOSITS

  Consolidated Average Balances, Income and Expense, and Yield and Rates--
   Taxable Equivalent--Table 13 on page 28.
  Note E to the Audited Financial Statements on page 52.

ITEM VI. RETURN ON EQUITY AND ASSETS

                                                            1993   1992   1991
                                                            -----  -----  -----
      Return on Assets.....................................  1.05%  1.10%  1.04%
      Return on Equity..................................... 14.85% 16.25% 16.50%
      Dividend Payout Ratio................................ 29.37% 28.22% 28.96%
      Equity to Assets Ratio...............................  7.09%  6.74%  6.31%

ITEM VII. SHORT-TERM BORROWINGS

  NOTE F TO THE AUDITED FINANCIAL STATEMENTS ON PAGES 53 TO 54.

  For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-23495, 2-63615, and 2-84164 (filed August 2, 1988); 33-29872 and 2-
96329 (filed July 11, 1989); and 33-32295 (filed November 28, 1989).

  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer, or controlling person of the registrant in the successful defense of any action, suite, or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 1994                      Bancorp Hawaii, Inc.

                                             /s/   H. Howard Stephenson
                                          By___________________________________
                                             H. Howard Stephenson Chairman of
                                               the Board and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date: March 10, 1994

/s/     H. Howard Stephenson              /s/        Frank J. Manaut
_____________________________________     _____________________________________
    H. Howard Stephenson Director               Frank J. Manaut Director

/s/      Lawrence M. Johnson              /s/        Fred E. Trotter
_____________________________________     _____________________________________
    Lawrence M. Johnson Director                Fred E. Trotter Director

/s/       Peter D. Baldwin                /s/      Charles R. Wichman
_____________________________________     _____________________________________
      Peter D. Baldwin Director                Charles R. Wichman Director

/s/      Sidney I. Hashimoto              /s/          K. Tim Yee
_____________________________________     _____________________________________
    Sidney I. Hashimoto Director                   K. Tim Yee Director

/s/       Thomas B. Hayward               /s/        David A. Houle
_____________________________________     _____________________________________
     Thomas B. Hayward Director              David A. Houle Chief Financial
                                                         Officer

/s/        David A. Heenan                /s/        Denis K. Isono
_____________________________________     _____________________________________
      David A. Heenan Director               Denis K. Isono Chief Accounting
                                                         Officer

/s/        Stuart T. K. Ho
_____________________________________
      Stuart T. K. Ho Director