Form 10-Q
period 1994-03-31
BANCORP HAWAII INC
filed 1994-05-12
CIK 46195

U N I T E D   S T A T E S

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-Q

  (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1994

                                 or

[   ]         Transition Report Pursuant to Section 13 or 15(d) of
              the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

                   Commission File Number 1-6887

                B A N C O R P   H A W A I I,   I N C.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            Hawaii                          99-0148992
   ------------------------     ---------------------------------
   (State of incorporation)     (IRS Employer Identification No.)

 130 Merchant Street, Honolulu, Hawaii                    96813
- - ----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

                          (808) 537-8111
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.

                         Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $2 Par Value; outstanding at March 31, 1994 -
42,564,920 shares
BANCORP HAWAII, INC. and subsidiaries
March 31, 1994




PART I. - Financial Information

Item 1.  Financial Statements

       The consolidated statements of condition as of March 31, 1994 and 1993, and December 31, 1993 and related statements of income, shareholders' equity, and cash flows are included herein.

       The unaudited financial statements listed above have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles.

       The financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

Consolidated Statements of Condition (Unaudited)                     Bancorp Hawaii, Inc. and subsidiaries
- - -----------------------------------------------------------------------------------------------------------


                                                                        March 31  December 31     March 31
(in thousands of dollars)                                                   1994         1993         1993
- - -----------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                               $999,991     $837,704   $1,250,480
Investment Securities - Held to Maturity                               2,652,355    2,753,590    3,532,099
 (Market Value of $2,663,837, $2,791,328, $3,612,051, respectively)
                      - Available for Sale                               929,722      893,453      121,537
Securities Purchased Under Agreements to Resell                               --           --      180,000
Funds Sold                                                               115,747       57,699       71,880
Loans                                                                  7,366,639    7,258,368    7,008,822
  Unearned Income                                                       (146,610)    (149,949)    (143,695)
  Reserve for Possible Loan Losses                                      (130,064)    (125,284)    (134,600)
Net Loans                                                              7,089,965    6,983,135    6,730,527
- - -----------------------------------------------------------------------------------------------------------

    Total Earning Assets                                              11,787,780   11,525,581   11,886,523
Cash and Non-Interest Bearing Deposits                                   596,504      395,315      377,634
Premises and Equipment                                                   176,765      167,260      156,322
Customers' Acceptance Liability                                           14,437        8,475       18,637
Accrued Interest Receivable                                               78,588       82,023       85,811
Other Real Estate                                                          4,026        4,123        3,327
Intangibles, including Goodwill                                          103,903      102,929       50,842
Trading Securities                                                        14,067       74,351       13,562
Other Assets                                                             101,813      102,070       81,923
- - -----------------------------------------------------------------------------------------------------------
    Total Assets                                                     $12,877,883  $12,462,127  $12,674,581
===========================================================================================================

Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                       $1,326,211   $1,405,540   $1,220,306
                 - Interest-Bearing                                    1,864,532    1,931,807    1,954,387
  Savings                                                              1,284,824    1,251,876    1,246,903
  Time                                                                 1,526,535    1,581,534    1,826,915
Foreign Deposits                                                       1,337,831      834,218    1,406,331
- - -----------------------------------------------------------------------------------------------------------

    Total Deposits                                                     7,339,933    7,004,975    7,654,842
Securities Sold Under Agreements to Repurchase                         2,500,148    2,509,550    2,833,085
Funds Purchased                                                          610,471      743,915      639,702
Short-Term Borrowings                                                    686,564      600,266      295,930
Bank's Acceptances Outstanding                                            14,437        8,475       18,637
Accrued Pension Costs                                                     24,492       24,367       24,935
Accrued Interest Payable                                                  46,680       34,347       39,844
Income Taxes Payable                                                     155,095      154,291      141,223
Other Liabilities                                                         77,306       85,967       74,665
Long-Term Debt                                                           469,495      357,870       93,800
- - -----------------------------------------------------------------------------------------------------------

    Total Liabilities                                                 11,924,621   11,524,023   11,816,663

Shareholders' Equity
Common Stock ($2 par value), authorized 50,000,000 shares;
    issued/outstanding, March 1994 - 42,564,920;
    December 1993 - 28,425,038; March 1993 - 28,220,435;                  85,130       56,850       56,441
Surplus                                                                  282,280      284,886      278,212
Unrealized Valuation Adjustments                                          (4,995)         537       (2,318)
Retained Earnings                                                        590,847      595,831      525,583
- - -----------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                           953,262      938,104      857,918
- - -----------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                       $12,877,883  $12,462,127  $12,674,581
===========================================================================================================

Consolidated Statements of Income (Unaudited)                        Bancorp Hawaii, Inc. and subsidiaries
- - -----------------------------------------------------------------------------------------------------------




Three Months Ended March 31
(in thousands of dollars except per share amounts)                                       1994         1993
- - -----------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                                                  $126,538     $121,481
  Loan Fees                                                                             8,941        9,275
  Income on Lease Financing                                                             3,738        4,171
  Interest and Dividends on Investment Securities
    Taxable                                                                            38,236       49,848
    Non-taxable                                                                           440          685
  Income on Assets Available for Sale                                                   9,447        3,697
  Interest on Deposits                                                                  7,669       11,674
  Interest on Security Resale Agreements                                                   --        2,804
  Interest on Funds Sold                                                                  415          519
- - -----------------------------------------------------------------------------------------------------------
Total Interest Income                                                                 195,424      204,154
Interest Expense
  Interest on Deposits                                                                 42,193       54,954
  Interest on Security Repurchase Agreements                                           21,630       22,882
  Interest on Funds Purchased                                                           4,699        5,622
  Interest on Short-Term Borrowings                                                     3,547        3,868
  Interest on Long-Term Debt                                                            5,720        1,177
- - -----------------------------------------------------------------------------------------------------------
Total Interest Expense                                                                 77,789       88,503


Net Interest Income                                                                   117,635      115,651
Provision for Possible Loan Losses                                                      8,258        9,012
- - -----------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Possible Losses                               109,377      106,639
Non-Interest Income
  Trust Income                                                                         12,109        7,678
  Service Charges on Deposit Accounts                                                   6,981        6,417
  Fees, Exchange, and Other Service Charges                                             8,470        7,509
  Other Operating Income                                                                7,629        4,907
  Investment Securities Gains (Losses)                                                 (1,043)       1,328
- - -----------------------------------------------------------------------------------------------------------
Total Non-Interest Income                                                              34,146       27,839
Non-Interest Expense
  Salaries                                                                             35,040       33,243
  Pensions and Other Employee Benefits                                                 12,016       10,920
  Net Occupancy Expense of Premises                                                     9,207        8,934
  Net Equipment Expense                                                                 6,816        6,773
  Other Operating Expense                                                              25,165       22,640
- - -----------------------------------------------------------------------------------------------------------
Total Non-Interest Expense                                                             88,244       82,510
- - -----------------------------------------------------------------------------------------------------------
      Income Before Income Taxes                                                       55,279       51,968
Provision for Income Taxes                                                             20,887       18,993
- - -----------------------------------------------------------------------------------------------------------

      Net Income                                                                      $34,392      $32,975
===========================================================================================================
Earnings Per Common Share and Common Share Equivalents                                  $0.80        $0.77
- - -----------------------------------------------------------------------------------------------------------
Average Common Shares and Common Share Equivalents Outstanding                     42,943,711   42,866,856
- - -----------------------------------------------------------------------------------------------------------

Consolidated Statements of Shareholders' Equity (Unaudited)               Bancorp Hawaii, Inc. and subsidiaries
- - ----------------------------------------------------------------------------------------------------------------
                                                                  Common                 Unrealized    Retained
(in thousands of dollars except per share amounts)     Total       Stock     Surplus  Valuation Adj.   Earnings
- - ----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                        $938,104     $56,850    $284,886           $537    $595,831
Net Income                                            34,392        -           -              -         34,392
Sale of Common Stock
   96,443 Profit Sharing Plan                          3,090         193       2,897           -           -
   47,981 Stock Option Plan                              811          96         715           -           -
   51,336 Dividend Reinvestment Plan                   1,767         103       1,664           -           -
Stock Repurchased                                     (8,282)       (400)     (7,882)          -           -
Unrealized Valuation Adjustments
   Investment Securities                              (6,190)       -           -            (6,190)       -
   Foreign Exchange Translation Adjustment               658        -           -               658        -
50 Percent Stock Dividend                                (59)     28,288        -              -        (28,347)
Cash Dividends Paid of $.26 Per Share                (11,029)       -           -              -        (11,029)
- - ----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1994                           $953,262     $85,130    $282,280        ($4,995)   $590,847
================================================================================================================

Balance at December 31, 1992                        $828,328     $56,112    $272,810        ($2,271)   $501,677
Net Income                                            32,975        -           -              -         32,975
Sale of Common Stock
   47,408 Profit Sharing Plan                          2,279          95       2,184           -           -
   82,231 Stock Option Plan                            1,800         165       1,635           -           -
   34,606 Dividend Reinvestment Plan                   1,652          69       1,583           -           -
Stock Repurchased                                       -           -           -              -           -
Unrealized Valuation Adjustments
   Investment Securities                                -           -           -              -           -
   Foreign Exchange Translation Adjustment               (47)       -           -               (47)       -
Cash Dividends Paid of $.21 Per Share                 (9,069)       -           -              -         (9,069)
- - ----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1993                           $857,918     $56,441    $278,212        ($2,318)   $525,583
================================================================================================================

Consolidated Statement of Cash Flows (Unaudited)                        Bancorp Hawaii, Inc. and subsidiaries
- - --------------------------------------------------------------------------------------------------------------
Three Months Ended March 31
(in thousands of dollars)                                                                   1994         1993
- - --------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                               $34,392      $32,975
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses, depreciation, and amortization of income and expense       8,467        3,282
     Deferred income taxes                                                                 1,001         (154)
     Realized and unrealized investment security gains                                      (565)        (827)
     Net (increase) decrease in trading securities                                           284       (1,785)
     Other assets and liabilities, net                                                     4,333       49,280
                                                                                     ------------ ------------
     Net cash provided by operating activities                                            47,912       82,771
- - --------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from redemptions of investment securities held to maturity                      474,680      210,537
Purchases of investment securities held to maturity                                     (379,635)    (706,324)
Proceeds from sales of investment securities available for sale                          134,156      573,984
Purchases of investment securities available for sale                                   (109,860)    (594,651)
Net decrease (increase) in interest-bearing deposits placed in other banks              (162,287)     182,018
Net (increase) decrease in funds sold                                                    (58,048)     352,594
Net increase in loans and lease financing                                               (111,133)     (36,404)
Premises and equipment, net                                                              (11,587)      (4,392)


                                                                                     ------------ ------------
     Net cash used by investing activities                                              (223,714)     (22,638)
- - --------------------------------------------------------------------------------------------------------------
Financing Activities
Net increase (decrease) in demand, savings, and time deposits                            334,958     (235,649)
Proceeds from lines of credit and long-term debt                                         111,625       10,000
Principal payments on lines of credit and long-term debt                                      --         (300)
Net increase (decrease) in short-term borrowings                                         (56,548)     153,280
Proceeds from sale of stock                                                               (2,614)       5,731
Cash dividends                                                                           (11,088)      (9,069)
                                                                                     ------------ ------------
     Net cash provided (used) by financing activities                                    376,333      (76,007)

Effect of exchange rate changes on cash                                                      658          (47)
                                                                                     ------------ ------------
     Increase (decrease) in cash and non-interest bearing deposits                       201,189      (15,921)
                                                                                     ------------ ------------
Cash and non-interest bearing deposits at beginning of year                              395,315      393,555
                                                                                     ------------ ------------
Cash and non-interest bearing deposits at end of period                                 $596,504     $377,634
- - --------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review


Performance Highlights

       Bancorp Hawaii, Inc. (Bancorp) reported earnings for the first quarter of 1994 of $34.4 million, 4.3% above earnings for the first quarter last year. On a per share basis, earnings were $0.80 for the first quarter of 1994 compared with $0.77 for the same quarter a year ago. These per share figures have been adjusted for the 50% stock dividend declared in the first quarter of 1994. The single digit percentage increases reflects the impact of the slowdown in the Hawaii economy, which is Bancorp's main market, and the recent increase in interest rates.

       Total assets grew 3.3% from year-end 1993 to $12.9 billion as of March 31, 1994. Compared to the asset balances at March 31, 1993, assets have grown 1.6%. Net loans outstanding increased from year-end 1993 by 1.5%, and increased by 5.3% from March 31, 1993.

       Non-performing assets have decreased to $66.8 million at March 31, 1994. This was the third consecutive quarterly decrease in non-performing assets for Bancorp since reporting a high on June 30, 1993 of $106.6 million. A further discussion on NPAs and the Reserve for Loan Loss follows later in this report.

       Total deposits increased to $7.3 billion, compared to $7.0 billion reported at year-end 1993, but a decline from $7.7 billion reported at March 31, 1993. Securities sold under agreements to repurchase (repos) as of the end of March 1994 totaled $2.5 billion, level with year-end 1993, but a decline of 11.8% from March 31, 1993. Repos which have been provided to the state and municipal government offer the same level of required collateralization as do government deposits, but provide a marginally higher rate of interest, as the funds are not FDIC insured.

       The integration of American Financial Services (AFS), parent of American and Bishop Trust with Hawaiian Trust Company has progressed well. Trust income for the first quarter which includes both AFS and Hawaiian Trust Company totaled $12.1 million, a 57.7% increase over the same quarter in 1993 (prior to the acquisition).


Risk Elements in Lending Activities

       At March 31, 1994, total loans were $7.4 billion, a 1.5% increase from year-end 1993 and 5.1% above total loan balances on March 31, 1993. In spite of the slower loan growth, Bancorp's lending policies remain unchanged and conservative. The following table presents Bancorp's total loan portfolio balances for the periods indicated.

Loan Portfolio Balance                 Bancorp Hawaii, Inc., and subsidiaries
- - ------------------------------------------------------------------------------


                                             March 31 December 31    March 31
(in millions of dollars)                         1994        1993        1993
- - ------------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial                 $1,685.3    $1,709.2    $1,753.3
   Real Estate
         Construction -- Commercial             140.8       136.2       171.4
                      -- Residential             36.2        35.1        27.4
          Mortgage -- Commercial              1,241.8     1,230.6     1,078.7
                   -- Residential             2,523.4     2,476.0     2,236.7
   Installment                                  675.0       676.2       640.8
   Lease Financing                              392.3       401.6       396.8
- - ------------------------------------------------------------------------------
     Total Domestic                          $6,694.8    $6,664.9    $6,305.1
- - ------------------------------------------------------------------------------
   Foreign Loans                                671.8       593.5       703.7
- - ------------------------------------------------------------------------------
     Total Loans                             $7,366.6    $7,258.4    $7,008.8
==============================================================================
/TABLE

Commercial and Industrial Loans

       Commercial and Industrial loans outstanding were $1.7 billion as of March 31, 1994, reflecting a decrease from both year-end 1993 and March 31, 1993 of 1.4% and 3.9%, respectively. The slowdown in the Hawaiian and Asian Rim economies continues to hamper loan growth.


Real Estate Loans

       Total real estate loans at March 31, 1994 were $3.9 billion, up 1.7% from year-end 1993. A detail of the real estate loans are presented in the previous table. The commercial and residential real estate markets continue to grow. Commercial real estate balances (excluding construction) on March 31, 1994 rose 0.9% and 15.1% from year-end 1993 and March 31, 1993, respectively. Likewise, residential real estate balances on March 31, 1994 increased over year-end 1993 and the end of the first quarter 1993 by 1.9% and 13.0%, respectively. Construction loan balances have remained stable at $177.0 million on March 31, 1994 and $171.3 million at year-end 1993.


Other Lending

       Installment loans and leases have shown modest decreases in balances from year-end 1993. At March 31, 1994, total installment loans were $675.0 million, down 0.2% from $676.2 million reported at year-end 1993, while total leases fell to $392.3 million from $401.6 million at year-end 1993.

       Foreign loan balances grew to $671.8 million, reflecting an increase of 13.2% from year-end 1993, but still 4.5% below March 31, 1993 balances. The rise in the foreign loan total since year-end reflects some modest growth coming from the Asian Rim market. The foreign loan total includes outstanding credits to Less Developed Countries (LDC). LDC exposure remains very limited at $1.0 million in outstanding credits and $71.1 million in confirmed letters of credit and banker's acceptances at March 31, 1994. All LDC exposure is in the Philippines.

Non-Performing Assets and Past Due Loans

       Bancorp's non-performing assets (NPA) include non-accrual loans, restructured loans and foreclosed real estate. NPA totaled $66.8 million, representing 0.91% of total loans outstanding at March 31, 1994. This ratio compares with 1.30% at the end of the first quarter 1993 and 0.95% at year-end 1993. This was the third consecutive quarter NPAs have declined since June 30, 1993 when NPA peaked at $106.6 million.

       Non-accrual loans decreased during the quarter to $57.6 million from $58.4 million at year-end 1993 and decreased 33.4% from $86.5 million on March 31, 1993. The distribution of the non-accrual loans by category is disclosed in the table following.

       Since year-end, the remaining components of NPA and past due loans have stabilized. Restructured loans ended the first quarter of 1994 at
$5.2 million.   The foreclosed real estate category declined slightly to
$4.0 million from $4.1 million at year-end 1993. Loans past due 90 days remained level with year-end 1993 at $10.0 million, but significantly below the $30.9 million reported at March 31, 1993. Total non-performing assets and loans 90 days past due declined to 1.04% of total loans outstanding from 1.09% at year-end 1993 and 1.74% at March 31, 1993.

       The following table presents NPA and past due loans for the periods indicated.

Bancorp Hawaii, Inc.
Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More
- - -------------------------------------------------------------------------------
                                           March 31   December 31     March 31
(in millions of dollars)                       1994          1993         1993
- - -------------------------------------------------------------------------------
Non-Accrual Loans
   Commercial                                 $12.9         $15.7        $53.6
   Real Estate
     Construction                              20.2          17.7           --
     Commercial                                 8.1           7.8          9.7
     Residential                               15.5          16.4         17.7
   Installment                                  0.7           0.5          0.6
   Leases                                       0.2           0.3           --
   Other                                         --            --           --
   Foreign                                       --            --          4.9
                                       ----------------------------------------
         Subtotal                              57.6          58.4         86.5


Restructured Loans
   Commercial                                    --           1.0          1.0
   Real Estate
     Construction                                --            --           --
     Commercial                                 5.2           5.3           --
     Residential                                 --            --           --
   Installment                                   --            --           --
   Leases                                        --            --           --
   Other                                         --            --           --
   Foreign                                       --            --           --
                                       ----------------------------------------
         Subtotal                               5.2           6.3          1.0


Foreclosed Real Estate
   Domestic                                     4.0           4.1          3.3
   Foreign                                       --            --           --
                                       ----------------------------------------
         Subtotal                               4.0           4.1          3.3
                                       ----------------------------------------
     Total Non-Performing Assets              $66.8         $68.8        $90.8
                                       ========================================

Loans Past Due 90 Days
   Commercial                                   1.3           0.3          9.0
   Real Estate
     Construction                               0.2            --          2.0
     Commercial                                 1.6           1.9          2.6
     Residential                                2.6           4.1         12.9
   Installment                                  4.2           3.5          4.3
   Leases                                       0.1           0.1          0.1
   Other                                         --           0.1           --
   Foreign                                       --            --           --
                                       ----------------------------------------
         Subtotal                              10.0          10.0         30.9
                                       ----------------------------------------
     Total                                    $76.8         $78.8       $121.7
                                       ========================================
- - -------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   to Total Loans                              0.91%         0.95%        1.30%
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   and Accruing Loans Past Due
   90 Days or More to Total Loans              1.04%         1.09%        1.74%
- - -------------------------------------------------------------------------------

Summary of Loan Loss Experience

       The reserve for loan losses stood at $130.1 million at March 31, 1994, representing 1.80% of loans outstanding. Comparatively, the ratio of reserves to loans outstanding on March 31, 1993 was 1.96% and 1.76% at year-end 1993.

       Loan loss provisions were $8.3 million for the first quarter of 1994, slightly below the $9.0 million reported for the first quarter of 1993. Charge-offs totaled $7.1 million for the first quarter of 1994, above both the $6.1 million reported for the fourth quarter of 1993 and the $4.5 million reported during the first quarter of 1993. The increase was offset by strong recoveries which totaled $3.6 million for the first quarter of 1994, compared to $1.5 million and $2.6 million for the first and fourth quarters of 1993, respectively. Net charge-offs for the first quarter of 1994 were $3.5 million compared to $3.0 million during the same period in 1993. The annualized ratio of net charge-offs to average loans outstanding for the first quarter of 1994 was 0.19%, slightly above the ratio of 0.18% for the same period in 1993, but well below the 1993 ratio of 0.82%.

       The detailed breakdown of the charge-off and recoveries by loan category is presented in the table following.

Summary of Loss Experience                                                   Bancorp Hawaii, Inc., and subsidiaries
- - --------------------------------------------------------------------------------------------------------------------
                                                                                First     Year Ended          First
                                                                              Quarter    December 31        Quarter
(in millions of dollars)                                                         1994           1993           1993
- - --------------------------------------------------------------------------------------------------------------------
Average Loans Outstanding                                                    $7,182.7       $6,991.0       $6,854.6
Balance of Reserve for Possible Loan Losses
   at Beginning of Period                                                      $125.3         $128.6         $128.6
Loans Charged Off
   Commercial and Industrial                                                      5.2           43.9            0.1
   Real Estate - Construction                                                      --            0.5             --
   Real Estate - Mortgage
     Commercial                                                                    --            2.7            2.6
     Residential                                                                   --            0.4             --
   Installment                                                                    1.9            8.6            1.8
   Foreign                                                                         --            7.5             --
   Leases                                                                          --            2.1             --
Total Charged Off                                                                (7.1)         (65.7)          (4.5)
Recoveries on Loans Previously Charged Off
   Commercial and Industrial                                                      2.7            3.9            0.6
   Real Estate - Construction                                                      --             --             --
   Real Estate - Mortgage
     Commercial                                                                    --            0.7             --
     Residential                                                                  0.1            0.3             --
   Installment                                                                    0.8            3.2            0.9
   Foreign                                                                         --             --             --
   Leases                                                                          --            0.1             --
Total Recoveries                                                                  3.6            8.2            1.5
- - --------------------------------------------------------------------------------------------------------------------
Net Loans Charged Off                                                            (3.5)         (57.5)          (3.0)
   Provision Charged to Operating Expenses                                        8.3           54.2            9.0
- - --------------------------------------------------------------------------------------------------------------------
Balance at End of Period                                                       $130.1         $125.3         $134.6
====================================================================================================================
Ratio of Net Charge Offs to Average Loans Outstanding (annualized)               0.19%          0.82%          0.18%
- - --------------------------------------------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding                                            1.80%          1.76%          1.96%
- - --------------------------------------------------------------------------------------------------------------------
/TABLE

Capital

       The level of Bancorp's capital is managed through the target ratios outlined in Bancorp's 1993 Annual Report. The target of a minimum 6% ratio of average equity to average assets keeps both objectives of a return on assets of 1% and a return on equity of 16% in reasonable balance. Bancorp's average equity to average assets ratio for the first quarter of 1994 was 7.57%, an increase from the 7.09% reported at year-end 1993 and 6.72% at March 31, 1993.

       Regulatory risk-based capital remain well above minimum guidelines. Bancorp's Total Capital and Tier 1 Capital ratios were 13.51% and 10.74%, respectively. This compares with year-end 1993, when the Total Capital Ratio was 13.60% and the Tier 1 Capital Ratio was 10.79%. Regulatory guidelines prescribe a minimum Total Capital Ratio of 10.00% and a Tier 1 Capital Ratio of 6.00% for an institution to qualify as well capitalized. Bancorp's strategy is to maintain its capital ratios at levels to meet this qualification to benefit from the financial and regulatory incentives provided to well capitalized companies.

       In addition, the leverage ratio, which represents the ratio of Tier 1 Capital to Total Average Assets, was 7.06% at March 31, 1994, compared to 6.64% at March 31, 1993 and 6.89% at year-end 1993. The required minimum ratio is 5.00%, to qualify an institution as well capitalized.


Spread Management

       The average net interest margin or spread on earning assets for the first quarter of 1994 was 4.05%, an increase from the 3.96% reported for the same period in 1993, and 4.02% reported for the fourth quarter of 1993. Spread for all of 1993 was 4.00%. The cost of funds rate for the first quarter of 1994 was 3.59%, an increase from both the 3.49% reported for the same quarter a year ago and 3.56% reported for the fourth quarter of 1993. These increases reflect the recent movement in interest rates stimulated by the Federal Reserve. Going forward, increasing interest rates would have a tendency to compress net interest margin.

       The earning asset yield was 6.72% for the first quarter of 1994, an increase over the fourth quarter 1993 yield of 6.68%, but a decrease from the yield reported in the first quarter of 1993 of 6.97%.

Consolidated Average Balances and Interest Rates Taxable Equivalent  Bancorp Hawaii, Inc. and subsidiaries
- - ----------------------------------------------------------------------------------------------------------
                                                        Three Months Ended           Three Months Ended
                                                          March 31, 1994               March 31, 1993
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
- - ----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $869.0   $7.7   3.58%      $1,234.0  $11.7   3.84%
  Investment Securities
    -Taxable                                           2,776.2   38.2   5.59        3,238.3   49.9   6.24
    -Tax-Exempt                                           20.1    0.7  13.68           35.2    1.0  11.97
                                                         922.5    9.4   4.15          136.6    3.7  10.97
  Funds Sold                                              42.0    0.4   4.01          416.8    3.3   3.23
  Net Loans
    -Domestic                                          6,533.6  123.8   7.68        6,222.8  118.6   7.73
    -Foreign                                             649.2    6.7   4.20          631.8    7.3   4.70
  Loan Fees                                                       9.0                          9.3
                                                     ------------------------     ------------------------
    Total Earning Assets                              11,812.6  195.9   6.72       11,915.5  204.8   6.97
Cash and Due From Banks                                  444.8                        452.6
Other Assets                                             341.2                        278.4
                                                     ----------                   ----------
    Total Assets                                     $12,598.6                    $12,646.5
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,964.6    9.5   1.95       $2,066.4   12.4   2.44
                    - Savings                          1,261.9    7.1   2.27        1,203.4    8.9   2.99
                    - Time                             1,549.8   16.0   4.20        1,910.8   22.2   4.71
                                                     ------------------------     ------------------------
    Total Domestic                                     4,776.3   32.6   2.76        5,180.6   43.5   3.41
    Total Foreign                                      1,185.1    9.6   3.30        1,193.3   11.4   3.89
                                                     ------------------------     ------------------------
    Total Deposits                                     5,961.4   42.2   2.87        6,373.9   54.9   3.50
Short-Term Borrowings                                  3,675.3   29.9   3.30        3,814.3   32.4   3.44
Long-Term Debt                                           439.6    5.7   5.28           87.4    1.2   5.46
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                10,076.3   77.8   3.13       10,275.6   88.5   3.49
                                                     ------------------------     ------------------------
Net Interest Income                                             118.1   3.59                 116.3   3.48
Average Spread on Earning Assets                                        4.05%                        3.96%
Demand Deposits                                        1,396.4                      1,289.8
Other Liabilities                                        172.7                        231.2
Shareholders' Equity                                     953.2                        849.9
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $12,598.6                    $12,646.5
                                                     ==========                   ==========

Provision for Possible Losses                                     8.3                          9.0
Net Overhead                                                     54.1                         54.7
                                                               -------                      -------
Income Before Income Taxes                                       55.7                         52.6
Provision for Income Taxes                                       20.9                         19.0
Tax-Equivalent Adjustment                                         0.4                          0.6
                                                               -------                      -------
Net Income                                                      $34.4                        $33.0
                                                               =======                      =======

Consolidated Average Balances and Interest Rates Taxable Equivalent  Bancorp Hawaii, Inc. and subsidiaries
- - ----------------------------------------------------------------------------------------------------------
                                                         Three Months Ended          Twelve Months Ended
                                                         December 31, 1993            December 31, 1993
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
- - ----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                           $1,022.6   $9.6   3.73%      $1,140.1  $43.0   3.77%
  Investment Securities
    -Taxable                                           3,649.1   50.0   5.43        3,513.0  203.0   5.78
    -Tax-Exempt                                           23.6    0.7  12.46           29.3    3.6  12.25
                                                          66.0    0.5   2.89           69.1    5.9   8.61
  Funds Sold                                              48.9    0.5   4.23          146.0    5.2   3.56
  Net Loans
    -Domestic                                          6,412.6  121.4   7.51        6,324.9  482.5   7.63
    -Foreign                                             630.8    7.0   4.41          666.1   29.9   4.48
  Loan Fees                                                       9.9                         37.9
                                                     ------------------------     ------------------------
    Total Earning Assets                              11,853.6  199.6   6.68       11,888.5  811.0   6.82
Cash and Due From Banks                                  418.6                        413.2
Other Assets                                             309.0                        284.1
                                                     ----------                   ----------
    Total Assets                                     $12,581.2                    $12,585.8
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,991.5    9.8   1.96       $2,032.3   45.1   2.22
                    - Savings                          1,263.7    7.2   2.25        1,239.4   32.6   2.63
                    - Time                             1,580.1   17.4   4.35        1,711.9   77.7   4.54
                                                     ------------------------     ------------------------
    Total Domestic                                     4,835.3   34.4   2.82        4,983.6  155.4   3.12
    Total Foreign                                      1,301.5   10.8   3.30        1,223.9   43.2   3.52
                                                     ------------------------     ------------------------
    Total Deposits                                     6,136.8   45.2   2.92        6,207.5  198.6   3.20
Short-Term Borrowings                                  3,643.6   29.7   3.24        3,763.3  124.6   3.31
Long-Term Debt                                           342.9    4.7   5.42          212.6   12.1   5.68
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                10,123.3   79.6   3.12       10,183.4  335.3   3.29
                                                     ------------------------     ------------------------
Net Interest Income                                             120.0   3.56                 475.7   3.53
Average Spread on Earning Assets                                        4.02%                        4.00%
Demand Deposits                                        1,379.9                      1,324.9
Other Liabilities                                        144.0                        184.6
Shareholders' Equity                                     934.0                        892.9
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $12,581.2                    $12,585.8
                                                     ==========                   ==========

Provision for Possible Losses                                     9.1                         54.2
Net Overhead                                                     53.7                        206.8
                                                               -------                      -------
Income Before Income Taxes                                       57.2                        214.7
Provision for Income Taxes                                       21.0                         79.8
Tax-Equivalent Adjustment                                         0.5                          2.3
                                                               -------                      -------
Net Income                                                      $35.7                       $132.6
                                                               =======                      =======

Liquidity

       The ability to meet day-to-day financial needs of Bancorp's customer base is essential. Much of the strategy of meeting liquidity needs was described in Bancorp Hawaii's 1993 Annual Report and remains in place.

       At March 31, 1994, deposits were $7.3 billion, compared to $7.0 billion and $7.7 billion reported at year-end 1993 and March 31, 1993, respectively. These changes partly reflect the impact of the competition for deposits, not only by banks and savings and loan companies, but also by securities brokerage firms. Repos which are offered to government depositors as an alternative to deposits were $2.5 billion at March 31, 1994, compared to $2.8 billion on March 31, 1993, and $2.5 billion at year-end 1993.

       During the quarter, Bank of Hawaii issued $100 million in bank notes. The note was issued under an established bank note facility allowing the issuance of up to $750 million in notes. The notes bear floating and fixed rates of interest and mature in 1 to 2 years. As of March 31, 1994, $200 million had been issued. As a result, long term debt increased to $469 million at March 31, 1994.


Net Overhead

       As stated in Bancorp's 1993 Annual Report, Bancorp manages net overhead by focusing on its net overhead ratio. The net overhead ratio at Bancorp is defined as the ratio of non-interest expense to non-interest income. Bancorp's long term goal is to have a ratio of 2 to 1, where fee income offsets at least half of the cost of operations. The ratio for the first quarter of 1994 was 2.58, compared to 2.96 for the first quarter of 1993 and 2.60 for all of 1993.

       Additionally, Bancorp's management places an emphasis on the amount of net income generated per full-time equivalent staff (FTE) with the objective of improving net income with existing or lesser staff levels. For the first quarter of 1994, net income per FTE was $8,018, or $32,072 on an annualized basis. This compares to $31,000 and $31,100 reported for the full years of 1993 and 1992, respectively.

       Non-interest income for the first quarter was $34.1 million, a 22.7% increase over the same quarter in 1993. Trust income was $12.1 million, up 57.7% from the same period last year. The increase includes the additional income from American and Bishop trust companies, subsidiaries of American Financial Services acquired in May 1993. Service charges on deposit accounts for the first quarter of 1994 was $7.0 million, compared to $6.4 million for the like period last year. Fees, exchange and other service charges for the first quarter of 1994 increased to $16.1 million compared to $12.4 million for the same period in 1993. The increase has been driven by increases in ATM usage fees and the increase in affiliate earnings in the Southern and Western Pacific.

       For the first quarter of 1994, Bancorp reported a securities loss of $1.0 million compared to a gain of $1.3 million for the same period in 1993. These gains and losses remained at modest levels.

       Bancorp continues to emphasize the importance of control over non-interest expenses as a key factor in its effort to remain competitive among its peers. Non-interest expense in the first quarter was $88.2 million, an increase of 6.9% over the same period in 1993. The increase over last year mainly results from costs related to American Financial Services.

       Salary and benefit expenses increased from the first quarter of 1993, up 6.6% to $47.0 million, again reflecting the staff costs of American Financial Services. Premises and equipment expenses totaled $16.0 million for the first quarter of 1994, virtually level with the $15.7 million for the same period of 1993. Bancorp continues to invest in technology as more efficient operations with existing staff counts become increasingly important. Other operating expenses for the first quarter increased 11.2% over last year during the same period. The increase in this expense category reflects the additional goodwill amortization resulting from the American Financial Services acquisition in May of 1993.

PART II. - Other Information


Items 1 to 5 omitted pursuant to instructions.

Item 6 - Exhibits and Reports on Form 8-K

       (a)    The following exhibits are filed herewith:

              Exhibit #11 - Statement regarding computation of per share earnings.

       (b)    No Form 8-K was filed during the quarter.




Date   May 11, 1994              BANCORP HAWAII, INC.



                                  RICHARD J. DAHL
                                      (Signature)

                                  Richard J. Dahl
                                  Executive Vice President



                                  DAVID A. HOULE
                                      (Signature)

                                  David A. Houle
                                  Senior Vice President and
                                  Chief Financial Officer