Form 10-Q
period 1994-06-30
BANCORP HAWAII INC
filed 1994-08-12
CIK 46195

U N I T E D   S T A T E S

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-Q

  (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1994

                                 or

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

Common Stock, $2 Par Value; outstanding at June 30, 1994 -
42,396,059 shares
BANCORP HAWAII, INC. and subsidiaries
June 30, 1994




PART I. - Financial Information

Item 1.  Financial Statements

        The consolidated statements of condition as of June 30, 1994 and 1993, and December 31, 1993 and related statements of income, shareholders' equity, and cash flows are included herein.

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

Consolidated Statements of Condition (Unaudited)                            Bancorp Hawaii, Inc. and subsidiaries
- - ------------------------------------------------------------------------------------------------------------------
                                                                                June 30  December 31      June 30
(in thousands of dollars)                                                          1994         1993         1993
- - ------------------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                                      $842,255     $837,704   $1,204,563
Investment Securities
  Held to Maturity (Market Value of $2,512,745, $2,791,328,
     $3,762,933, respectively)                                                2,553,682    2,753,590    3,689,667
  Available for Sale                                                            979,234      893,453       19,725

Funds Sold                                                                       80,470       57,699       75,572
Loans                                                                         7,523,003    7,258,368    7,151,381
  Unearned Income                                                              (146,163)    (149,949)    (141,574)
  Reserve for Possible Loan Losses                                             (141,210)    (125,284)    (131,249)
Net Loans                                                                     7,235,630    6,983,135    6,878,558
- - ------------------------------------------------------------------------------------------------------------------

    Total Earning Assets                                                     11,691,271   11,525,581   11,868,085
Cash and Non-Interest Bearing Deposits                                          460,935      395,315      398,203
Premises and Equipment                                                          187,710      167,260      159,309
Customers' Acceptance Liability                                                  16,526        8,475       18,490
Accrued Interest Receivable                                                      82,259       82,023       87,799
Other Real Estate                                                                 3,427        4,123        3,141
Intangibles, including Goodwill                                                  97,425      102,929       96,403
Trading Securities                                                               13,971       74,351       12,979
Other Assets                                                                     93,776      102,070      101,843
- - ------------------------------------------------------------------------------------------------------------------
    Total Assets                                                            $12,647,300  $12,462,127  $12,746,252
==================================================================================================================

Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                              $1,348,564   $1,405,540   $1,277,894
                 - Interest-Bearing                                           1,771,895    1,931,807    1,935,785
  Savings                                                                     1,241,329    1,251,876    1,243,934
  Time                                                                        1,524,014    1,581,534    1,669,536
Foreign Deposits                                                              1,196,976      834,218    1,075,278
- - ------------------------------------------------------------------------------------------------------------------

    Total Deposits                                                            7,082,778    7,004,975    7,202,427
Securities Sold Under Agreements to Repurchase                                2,316,161    2,509,550    2,804,563
Funds Purchased                                                                 575,220      743,915      842,100
Short-Term Borrowings                                                           718,228      600,266      426,168
Bank's Acceptances Outstanding                                                   16,526        8,475       18,490
Accrued Pension Costs                                                            24,266       24,367       23,614
Accrued Interest Payable                                                         47,430       34,347       40,880
Accrued Taxes Payable                                                           140,069      154,291      121,910
Other Liabilities                                                               171,326       85,967      132,081
Long-Term Debt                                                                  595,931      357,870      248,500
- - ------------------------------------------------------------------------------------------------------------------

    Total Liabilities                                                        11,687,935   11,524,023   11,860,733

Shareholders' Equity
Common Stock ($2 par value), authorized 100,000,000 shares;
    issued/outstanding, June 1994 - 42,396,059;
    December 1993 - 28,425,038; June 1993 - 28,288,988;                          84,792       56,850       56,578
Surplus                                                                         276,379      284,886      280,698
Unrealized Valuation Adjustments                                                (15,758)         537       (1,353)
Retained Earnings                                                               613,952      595,831      549,596
- - ------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                  959,365      938,104      885,519
- - ------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                              $12,647,300  $12,462,127  $12,746,252
==================================================================================================================

Consolidated Statements of Income (Unaudited)                               Bancorp Hawaii, Inc. and subsidiaries
- - ------------------------------------------------------------------------------------------------------------------
                                                                  3 Months     3 Months     6 Months     6 Months
                                                                     Ended        Ended        Ended        Ended
                                                                   June 30      June 30      June 30      June 30
(in thousands of dollars except per share amounts)                    1994         1993         1994         1993
- - ------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                               $133,432     $123,465     $259,970     $244,946
  Loan Fees                                                          8,095        8,676       17,036       17,951
  Income on Lease Financing                                          3,544        4,025        7,282        8,196
  Interest and Dividends on Investment Securities
    Taxable                                                         35,574       52,126       73,810      101,974
    Non-taxable                                                        405          621          845        1,306
  Income on Investment Securities Available for Sale                12,263        1,461       21,710        5,158
  Interest on Deposits                                               9,178       11,098       16,847       22,772
  Interest on Security Resale Agreements                                --          122           --        2,926
  Interest on Funds Sold                                               377          586          792        1,105
- - ------------------------------------------------------------------------------------------------------------------
Total Interest Income                                              202,868      202,180      398,292      406,334
Interest Expense
  Interest on Deposits                                              44,253       51,392       86,446      106,346
  Interest on Security Repurchase Agreements                        23,606       22,318       45,236       45,200
  Interest on Funds Purchased                                        6,137        5,849       10,836       11,471
  Interest on Short-Term Borrowings                                  4,390        3,222        7,937        7,090
  Interest on Long-Term Debt                                         6,868        2,374       12,588        3,551
- - ------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                              85,254       85,155      163,043      173,658


Net Interest Income                                                117,614      117,025      235,249      232,676
Provision for Possible Loan Losses                                   5,964       12,204       14,222       21,216
- - ------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Possible Losses            111,650      104,821      221,027      211,460
Non-Interest Income
  Trust Income                                                      11,076       10,701       23,185       18,379
  Service Charges on Deposit Accounts                                7,234        6,375       14,215       12,792
  Fees, Exchange, and Other Service Charges                          8,314        8,060       16,784       15,569
  Other Operating Income                                             6,994        4,257       14,623        9,164
  Investment Securities Gains (Losses)                                (555)       1,641       (1,598)       2,969
- - ------------------------------------------------------------------------------------------------------------------
Total Non-Interest Income                                           33,063       31,034       67,209       58,873
Non-Interest Expense
  Salaries                                                          33,526       33,862       68,566       67,105
  Pensions and Other Employee Benefits                              11,701       11,142       23,717       22,062
  Net Occupancy Expense of Premises                                  8,973        8,757       18,180       17,691
  Net Equipment Expense                                              8,089        6,573       14,905       13,346
  Other Operating Expense                                           27,460       22,402       52,625       45,042
- - ------------------------------------------------------------------------------------------------------------------
Total Non-Interest Expense                                          89,749       82,736      177,993      165,246
- - ------------------------------------------------------------------------------------------------------------------
      Income Before Income Taxes                                    54,964       53,119      110,243      105,087
Provision for Income Taxes                                          20,802       19,361       41,689       38,354
- - ------------------------------------------------------------------------------------------------------------------

      Net Income                                                   $34,162      $33,758      $68,554      $66,733
==================================================================================================================
Earnings Per Common Share and Common Share Equivalents               $0.79        $0.79        $1.59        $1.56
- - ------------------------------------------------------------------------------------------------------------------
Average Common Shares and Common Share Equivalents Outstanding  43,056,348   42,958,796   43,006,653   42,913,356
- - ------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Shareholders' Equity (Unaudited)               Bancorp Hawaii, Inc. and subsidiaries
- - ----------------------------------------------------------------------------------------------------------------
                                                                  Common                 Unrealized    Retained
(in thousands of dollars except per share amounts)     Total       Stock     Surplus  Valuation Adj.   Earnings
- - ----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                        $938,104     $56,850    $284,886           $537    $595,831
Net Income                                            68,554        -           -              -         68,554
Sale of Common Stock
  142,221 Profit Sharing Plan                          4,591         284       4,307           -           -
   87,281 Stock Option Plan                            1,256         175       1,081           -           -
  105,515 Dividend Reinvestment Plan                   3,578         211       3,367           -           -
Stock Repurchased                                    (18,278)     (1,016)    (17,262)          -           -
Unrealized Valuation Adjustments
   Investment Securities                             (14,900)       -           -           (14,900)       -
   Foreign Exchange Translation Adjustment            (1,395)       -           -            (1,395)       -
50 Percent Stock Dividend                                (59)     28,288        -              -        (28,347)
Cash Dividends Paid of $.52 Per Share                (22,086)       -           -              -        (22,086)
- - ----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1994                            $959,365     $84,792    $276,379       ($15,758)   $613,952
================================================================================================================

Balance at December 31, 1992                        $828,328     $56,112    $272,810        ($2,271)   $501,677
Net Income                                            66,733        -           -              -         66,733
Sale of Common Stock
   59,604 Profit Sharing Plan                          2,794         119       2,675           -           -
   95,763 Stock Option Plan                            2,076         192       1,884           -           -
   77,431 Dividend Reinvestment Plan                   3,484         155       3,329           -           -
Unrealized Valuation Adjustments
   Investment Securities                                  (3)       -           -                (3)       -
   Foreign Exchange Translation Adjustment               921        -           -               921        -
Cash Dividends Paid of $.45 Per Share                (18,814)       -           -              -        (18,814)
- - ----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1993                            $885,519     $56,578    $280,698        ($1,353)   $549,596
================================================================================================================

Consolidated Statements of Cash Flows (Unaudited)                   Bancorp Hawaii, Inc. and subsidiaries
- - ----------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                               1994         1993
- - ----------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                           $68,554      $66,733
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses, depreciation, and amortization of income and expe     20,458        9,914
     Deferred income taxes                                                            (4,277)       3,204
     Realized and unrealized investment security gains                                 1,363       (3,408)
     Net (increase) decrease in trading securities                                       288       (1,202)
     Other assets and liabilities, net                                                98,438       62,995
                                                                                 ------------ ------------
     Net cash provided by operating activities                                       184,824      138,236
- - ----------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from redemptions of investment securities held to maturity                  655,134      278,342
Purchases of investment securities held to maturity                                 (470,126)    (930,968)
Proceeds from sales of investment securities available for sale                      252,847      677,758
Purchases of investment securities available for sale                               (279,991)    (594,651)
Net (increase) decrease in interest-bearing deposits placed in other banks            (4,551)     227,935
Net (increase) decrease in funds sold                                                (22,771)     528,902
Net increase in loans and lease financing                                           (258,701)    (185,353)
Premises and equipment, net                                                          (30,394)     (10,739)
Purchase of American Financial Services of Hawaii, Inc., net of cash acquired             --      (48,990)

                                                                                 ------------ ------------
     Net cash used by investing activities                                          (158,553)     (57,764)
- - ----------------------------------------------------------------------------------------------------------
Financing Activities
Net increase (decrease) in demand, savings, and time deposits                         77,803     (688,064)
Proceeds from lines of credit and long-term debt                                     238,061      185,000
Principal payments on lines of credit and long-term debt                                  --      (20,600)
Net increase (decrease) in short-term borrowings                                    (244,122)     457,379
Proceeds from sale of stock                                                           (8,853)       8,354
Cash dividends                                                                       (22,145)     (18,814)
                                                                                 ------------ ------------
     Net cash provided (used) by financing activities                                 40,744      (76,745)

Effect of exchange rate changes on cash                                               (1,395)         921
                                                                                 ------------ ------------
     Increase in cash and non-interest bearing deposits                               65,620        4,648
                                                                                 ------------ ------------
Cash and non-interest bearing deposits at beginning of year                          395,315      393,555
                                                                                 ------------ ------------
Cash and non-interest bearing deposits at end of period                             $460,935     $398,203
- - ----------------------------------------------------------------------------------------------------------

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations


Financial Review


Performance Highlights

        Bancorp Hawaii, Inc. (Bancorp) reported earnings for the second quarter of 1994 of $34.2 million, 1.2% above earnings over the second quarter of 1993. On a per share basis, earnings were $0.79 for the second quarter of 1994 the same as the $0.79 reported for the second quarter of 1993. These per share figures have been adjusted for the 50% stock dividend declared in the first quarter of 1994. Earnings growth has been limited both by relatively lackluster loan demand in Hawaii, Bancorp's main market, and by the significant increase in interest rates since year-end 1993.

        Total assets decreased 0.8% to $12.6 billion as of June 30, 1994 from $12.7 billion reported for June 30, 1993. However, asset balances have increased slightly compared to balances of $12.5 billion reported at year-end 1993. Net loans outstanding increased over the end of the first quarter, 1994 by 2.1%, and increased 5.2% over June 30, 1993. Total investment securities stood at $3.5 billion at June 30, 1994 representing a 4.8% decline from the same time a year ago. The decrease reflects changes in the level of government deposits that will be discussed later in this report.

        Total deposits increased to $7.1 billion, compared to $7.0 billion reported at year-end 1993 and decreased from the $7.2 billion reported a year ago on June 30. Securities sold under agreements to repurchase (repos) as of June 30, 1994 totaled $2.3 billion, a decline of 7.7% from year-end 1993 and a 17.4% decline from June 30, 1993. The changes in repo balances, which are mainly comprised of government funds are explained later in this report.

        Non-performing assets (NPAs) have decreased to $53.3 million at June 30, 1994. This was the fourth consecutive quarterly decrease in non-performing assets for Bancorp since reporting a high a year ago on June 30, 1993 of $106.6 million. A further discussion on NPAs and Reserve for Loan Losses follows later in this report.

        Trust income for the second quarter of 1994 which includes both American Financial Services (AFS) and Hawaiian Trust Company totaled $11.1 million, a 3.5% increase over the same quarter in 1993. The consolidation of AFS staff and operations has progressed well. Synergies gained from the consolidation are expected to continue for the rest of the year.

        The average net interest margin or spread on earning assets for the second quarter of 1994 was 4.01%, which compares favorably with 3.96% reported for the second quarter of 1993, but was below the 4.05% spread for the first quarter of 1994. The decline from the first quarter of 1994 reflects the impact of rising interest rates.


Risk Elements in Lending Activities

        At June 30, 1994, total loans were $7.5 billion, a 3.6% increase over year-end 1993 and 5.2% above total loans on June 30, 1993. The weak loan demand reflects Hawaii's sluggish economy. In spite of slower loan growth, Bancorp's lending policies remain unchanged and conservative. The following table presents Bancorp's total loan portfolio balances for the periods indicated.

Loan Portfolio Balances                   Bancorp Hawaii, Inc., and subsidiaries
- - ---------------------------------------------------------------------------------
                                               June 30  December 31      June 30
(in millions of dollars)                          1994         1993         1993
- - ---------------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial                  $1,751.2     $1,709.2     $1,768.7
   Real Estate
         Construction -- Commercial              120.1        136.2        168.5
                      -- Residential              26.0         35.1         30.4
          Mortgage -- Commercial               1,248.5      1,230.6      1,122.0
                   -- Residential              2,638.9      2,476.0      2,295.5
   Installment                                   696.8        676.2        644.6
   Lease Financing                               384.4        401.6        390.5
- - ---------------------------------------------------------------------------------
     Total Domestic                            6,865.9      6,664.9      6,420.2
- - ---------------------------------------------------------------------------------
   Foreign Loans                                 657.1        593.5        731.2
- - ---------------------------------------------------------------------------------
     Total Loans                              $7,523.0     $7,258.4     $7,151.4
=================================================================================


Commercial and Industrial Loans

        Commercial and Industrial loans outstanding were $1.8 billion as of June 30, 1994, reflecting a slight increase over year-end 1993. There was a slight decline in loan balances as compared to the same time last year. The stable loan balances in this category are indicative of the slow business climate in Hawaii.


Real Estate Loans

        Total real estate loans at June 30, 1994 were $4.0 billion, up 4.0% over year-end 1993. The real estate sector continues to show growth reflecting a tight housing market. Both commercial and residential real estate balances showed growth. Commercial real estate balances (excluding construction) of $1.2 billion on June 30, 1994 rose 1.5% from year-end 1993 and 11.3% from a year ago June 30. Residential mortgage loans (excluding construction loans) totaled $2.6 billion as of June 30, 1994, up 6.6% from year-end 1993 and up 15.0% from the same time last year. Construction loan balances have declined to $146.1 million at June 30, 1994. These balances compare with $171.3 million at year-end 1993 and $198.9 million on June 30, 1993. Although there is an overall slowdown in the construction sector in Hawaii, the residential housing market continues to show good growth.


Other Lending

        Installment loans as of June 30, 1994 increased by 3.0% to $696.8 million from the $676.2 million reported on December 31, 1993 and were 8.1% above the $644.6 million on June 30, 1993.
The increase reflects Bancorp's efforts to increase its installment loan base. Lease financing of $384.4 million on June 30, 1994 decreased 4.3% from $401.6 million reported at year-end 1993 and 1.6% from $390.5 million reported at June 30, 1993. The leasing market in Hawaii has been slow reflecting the weak economy.

        Foreign loan balances have decreased 10.1% to $657.1 million as of June 30, 1994 from a year ago June 30. However, foreign loan balances increased 10.7% over year-end 1993. The rise in foreign loans over year-end 1993 reflect the increased valuation of Japanese loans due to the yen-U.S. dollar relationship and the strong growth being experienced in other Asian Rim countries. The foreign loan total includes outstanding credits to Less Developed Countries (LDC). LDC exposure remains very limited at $1.0 million in outstanding credits and $84.9 million in confirmed letters of credit and banker's acceptances at June 30, 1994. All LDC exposure is in the Philippines.


Non-Performing Assets and Past Due Loans

        Bancorp's non-performing assets include non-accrual loans, restructured loans and foreclosed real estate. NPAs totaled
$53.3 million, representing 0.71% of total loans outstanding at June 30, 1994. This ratio compares with 0.91% at the end of the first quarter 1994, 0.95% at year-end 1993 and 1.49% at the end of the second quarter 1993. This was the fourth consecutive quarter that NPAs have declined since June 30, 1993 when NPAs peaked at $106.6 million.

        Non-accrual loans decreased during the quarter to $42.6 million from $57.6 million at the previous quarter-end (first quarter 1994) and decreased substantially from $97.2 million at June 30, 1993. The decrease from the first quarter of 1994 was mainly due to the sale of a commercial property that had been placed on non-accrual during the second quarter of 1993. Non-accrual loans at the end of the second quarter of 1994 also compared favorably to year-end 1993 amount of $58.4 million.

        Restructured loans notched up to $7.3 million from $5.2 million reported at March 31, 1994 and $6.3 million at year-end 1993. The increase reflects the addition of a renegotiated commercial loan. Total foreclosed real estate declined to $3.4 million compared to the $4.0 million reported at March 31, 1994 and $3.1 million reported at June 30, 1993. Accruing loans past due 90 days or more dipped slightly to $9.9 million from the $10.0 million reported at March 31, 1994 and down from the $11.5 million reported at June 30, 1993. Total NPAs and loans 90 days past due totaled $63.2 million a 17.7% decline from the $76.8 million reported at March 31, 1994 and a 46.5% drop from the $118.1 million reported at June 30, 1993. Total NPAs and loans 90 days past due declined to 0.84% of total loans outstanding from 1.04% at March 31, 1994 and 1.65% at June 30, 1993.

        The following table presents NPAs and past due loans for the periods indicated.

Bancorp Hawaii, Inc.
Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More
- - -------------------------------------------------------------------------------
                                            June 30   December 31      June 30
(in millions of dollars)                       1994          1993         1993
- - -------------------------------------------------------------------------------
Non-Accrual Loans
   Commercial                                 $20.2         $15.7        $53.7
   Real Estate
     Construction                               2.1          17.7         18.2
     Commercial                                 5.7           7.8          5.8
     Residential                               14.3          16.4         18.7
   Installment                                  0.3           0.5          0.8
   Leases                                        --           0.3           --
   Other                                         --            --           --
   Foreign                                       --            --           --
                                       ----------------------------------------
         Subtotal                              42.6          58.4         97.2


Restructured Loans
   Commercial                                   2.1           1.0          1.0
   Real Estate
     Construction                                --            --           --
     Commercial                                 5.2           5.3          5.3
     Residential                                 --            --           --
   Installment                                   --            --           --
   Leases                                        --            --           --
   Other                                         --            --           --
   Foreign                                       --            --           --
                                       ----------------------------------------
         Subtotal                               7.3           6.3          6.3


Foreclosed Real Estate
   Domestic                                     3.4           4.1          3.1
   Foreign                                       --            --           --
                                       ----------------------------------------
         Subtotal                               3.4           4.1          3.1
                                       ----------------------------------------
     Total Non-Performing Assets               53.3          68.8        106.6
                                       ----------------------------------------

Accruing Loans Past Due 90 Days or More
   Commercial                                   0.8           0.3          0.9
   Real Estate
     Construction                                --            --          1.8
     Commercial                                 0.3           1.9          1.7
     Residential                                5.0           4.1          2.5
   Installment                                  3.7           3.5          4.5
   Leases                                       0.1           0.1          0.1
   Other                                         --           0.1           --
   Foreign                                       --            --           --
                                       ----------------------------------------
         Subtotal                               9.9          10.0         11.5
                                       ----------------------------------------
     Total                                    $63.2         $78.8       $118.1
                                       ========================================
- - -------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   to Total Loans                              0.71%         0.95%        1.49%
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   and Accruing Loans Past Due
   90 Days or More to Total Loans              0.84%         1.09%        1.65%
- - -------------------------------------------------------------------------------


Summary of Loan Loss Experience

        The reserve for loan losses stood at $141.2 million at June 30, 1994, representing 1.91% of loans outstanding. This compares with 1.80% as of March 31, 1994, 1.76% at year-end 1993 and 1.87%
on June 30, 1993.

        Loan loss provisions were $6.0 million for the second quarter of 1994, 27.7% below the $8.3 million reported for the first quarter of 1994. Charge-offs totaled $4.8 million for the second quarter of 1994 compared to $7.1 million for the first quarter of 1994 and $18.1 million during the second quarter of 1993. More than offsetting these charge-offs were $10.0 million in recoveries during the second quarter of 1994. Recoveries reported for the first quarter of 1994 were $3.6 million and $2.5 million in the second quarter of 1993. Some of the second quarter 1994 recoveries came from a commercial leasehold property that was partially charged-off in the fourth quarter of 1992 and the third quarter of 1993.

        Net recoveries for the second quarter of 1994 were $5.2 million, comparing favorably with the net charge-off figure of $3.5 million reported for the first quarter of 1994 and $15.6 million during the second quarter of 1993. The annualized ratio of net recoveries to average loans outstanding for the second quarter 1994 of 0.29%, compares favorably with the ratio of net charge-offs to average loans of (0.19)% for the first quarter of 1994 and well below the (0.89)% reported for the second quarter of 1993.

        A detailed breakdown of charge-offs and recoveries by loan category is presented in the following table.

Summary of Loss Experience                                       Bancorp Hawaii, Inc., and subsidiaries
- - --------------------------------------------------------------------------------------------------------
                                                                 Second    Second  First Six  First Six
                                                                Quarter   Quarter     Months     Months
(in millions of dollars)                                           1994      1993       1994       1993
- - --------------------------------------------------------------------------------------------------------
Average Loans Outstanding                                      $7,278.5  $6,986.3   $7,230.9   $6,920.8
Balance of Reserve for Possible Loan Losses
   at Beginning of Period                                        $130.1    $134.6     $125.3     $128.6
Loans Charged Off
   Commercial and Industrial                                        0.5      10.9        5.7       11.0
   Real Estate - Construction                                        --       0.2         --        0.2
   Real Estate - Mortgage
     Commercial                                                     1.0        --        1.0        2.6
     Residential                                                    0.1        --        0.1         --
   Installment                                                      2.4       2.1        4.3        3.9
   Foreign                                                          0.7       4.9        0.7        4.9
   Leases                                                           0.1        --        0.1         --
- - --------------------------------------------------------------------------------------------------------
Total Charged Off                                                   4.8      18.1       11.9       22.6
Recoveries on Loans Previously Charged Off
   Commercial and Industrial                                        8.4       1.6       11.1        2.2
   Real Estate - Construction                                        --        --         --         --
   Real Estate - Mortgage
     Commercial                                                     0.7        --        0.7         --
     Residential                                                    0.1       0.1        0.2        0.1
   Installment                                                      0.8       0.7        1.6        1.6
   Foreign                                                           --        --         --         --
   Leases                                                            --       0.1         --        0.1
- - --------------------------------------------------------------------------------------------------------
Total Recoveries                                                   10.0       2.5       13.6        4.0
- - --------------------------------------------------------------------------------------------------------
Net (Charge Offs) Recoveries                                        5.2     (15.6)       1.7      (18.6)
Provision Charged to Operating Expenses                             5.9      12.2       14.2       21.2
- - --------------------------------------------------------------------------------------------------------
Balance at End of Period                                         $141.2    $131.2     $141.2     $131.2
========================================================================================================
Ratio of Net (Charge Offs) Recoveries to
  Average Loans Outstanding  (annualized)                          0.29%  (0.89)%       0.05%   (0.54)%
- - --------------------------------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding                              1.91%    1.87%       1.91%     1.87%
- - --------------------------------------------------------------------------------------------------------


Capital

        The level of Bancorp's capital is managed through the target ratios outlined in Bancorp's 1993 Annual Report. Bancorp's 6% minimum target of average equity to average assets keeps both objectives of a return on assets of 1% and return on equity of 16% in reasonable balance. The average equity to average assets ratio for the second quarter of 1994 was 7.61%, an increase over the 7.57% reported at first quarter 1994 and an increase from the 6.83% reported at June 30, 1993.

        Regulatory risk-based capital remained well above minimum guidelines. Bancorp's Total Capital and Tier 1 Capital ratios were 13.59% and 10.84%, respectively, compared to 13.51% and 10.74%, respectively, at March 31, 1994. Regulatory guidelines prescribe a minimum Total Capital ratio of 10.00% and a Tier 1 Capital ratio of 6.00% for an institution to qualify as well capitalized. Bancorp's strategy is to maintain its capital ratios at levels to meet this qualification to benefit from the financial and regulatory incentives provided to well capitalized companies.

        In addition, the leverage ratio, which is Tier 1 Capital to Total Average Assets, was 7.21% at June 30, 1994, compared to
7.06% at March 31, 1994  and 6.51% at June 30, 1993.  The
required minimum ratio is 5.00% to qualify an institution as well capitalized.


Spread Management

        The average net interest margin or spread on earning assets for the second quarter of 1994 was 4.01%, a decrease from the 4.05% reported in the first quarter of 1994, but an increase over the 3.96% reported for the same period in 1993. 1994 year-to-date spread was 4.03% compared to 3.96% for the same period in 1993. Although the spread has improved compared to the same period last year, the rise in interest rates in 1994 has placed additional pressure on the ability to maintain current spread levels. The impact is seen by the four basis points decline in spread in comparing second quarter 1994 with first quarter 1994.


        The cost of funds rate for the second quarter of 1994 was 3.40%, which was above the 3.32% reported for the second quarter of 1993. The rise in the cost of funds reflects the impact of higher interest rates as compared to last year.

        The earning asset yield was 6.90% for the second quarter of 1994, an increase over the second quarter 1993 yield of 6.83%, and an increase over the 6.72% yield reported in the first quarter of 1994.

Consolidated Average Balances and Interest Rates Taxable Equivalent  Bancorp Hawaii, Inc. and subsidiaries
- - ----------------------------------------------------------------------------------------------------------
                                                         Three Months Ended           Three Months Ended
                                                           June 30, 1994                June 30, 1993
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
- - ----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $903.7   $9.2   4.07%      $1,179.0  $11.1   3.78%
  Investment Securities
    -Taxable                                           2,637.3   35.6   5.41        3,572.6   52.1   5.85
    -Tax-Exempt                                           18.6    0.6  13.46           31.6    0.9  11.92
                                                         946.1   12.2   5.20           53.8    1.5  10.89
  Funds Sold                                              36.6    0.4   4.14           77.2    0.7   3.68
  Net Loans
    -Domestic                                          6,640.6  130.3   7.87        6,284.9  120.2   7.67
    -Foreign                                             637.9    6.9   4.34          701.4    7.6   4.33
  Loan Fees                                                       8.1                          8.7
                                                     ------------------------     ------------------------
    Total Earning Assets                              11,820.8  203.3   6.90       11,900.5  202.8   6.83
Cash and Due From Banks                                  470.4                        473.6
Other Assets                                             345.6                        303.4
                                                     ----------                   ----------
    Total Assets                                     $12,636.8                    $12,677.5
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,882.4    9.3   1.98       $2,055.5   12.3   2.40
                    - Savings                          1,267.1    7.2   2.27        1,238.0    8.6   2.78
                    - Time                             1,521.7   15.6   4.12        1,710.3   19.7   4.62
                                                     ------------------------     ------------------------
    Total Domestic                                     4,671.2   32.1   2.75        5,003.8   40.6   3.25
    Total Foreign                                      1,215.3   12.2   4.03        1,237.2   10.8   3.50
                                                     ------------------------     ------------------------
    Total Deposits                                     5,886.5   44.3   3.02        6,241.0   51.4   3.30
Short-Term Borrowings                                  3,628.4   34.1   3.77        3,895.0   31.4   3.23
Long-Term Debt                                           556.3    6.9   4.95          165.9    2.4   5.74
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                10,071.2   85.3   3.40       10,301.9   85.2   3.32
                                                     ------------------------     ------------------------
Net Interest Income                                             118.0   3.50                 117.6   3.51
Average Spread on Earning Assets                                        4.01%                        3.96%
Demand Deposits                                        1,389.0                      1,282.1
Other Liabilities                                        209.9                        213.3
Shareholders' Equity                                     966.7                        880.2
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $12,636.8                    $12,677.5
                                                     ==========                   ==========

Provision for Possible Losses                                     5.9                         12.2
Net Overhead                                                     56.7                         51.7
                                                               -------                      -------
Income Before Income Taxes                                       55.4                         53.7
Provision for Income Taxes                                       20.8                         19.3
Tax-Equivalent Adjustment                                         0.4                          0.6
                                                               -------                      -------
Net Income                                                      $34.2                        $33.8
                                                               =======                      =======


Consolidated Average Balances and Interest Rates Taxable Equivalent  Bancorp Hawaii, Inc. and subsidiaries
- - ----------------------------------------------------------------------------------------------------------
                                                          Six Months Ended             Six Months Ended
                                                           June 30, 1994                June 30, 1993
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
- - ----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $886.4  $16.9   3.83%      $1,206.4  $22.8   3.81%
  Investment Securities
    -Taxable                                           2,706.4   73.8   5.50        3,406.4  102.0   6.04
    -Tax-Exempt                                           19.3    1.3  13.58           33.4    2.0  11.95
                                                         934.4   21.7   4.69           95.0    5.2  10.95
  Funds Sold                                              39.3    0.8   4.07          246.0    4.0   3.30
  Net Loans
    -Domestic                                          6,587.4  254.0   7.78        6,254.0  238.7   7.70
    -Foreign                                             643.5   13.6   4.27          666.8   14.9   4.51
  Loan Fees                                                      17.0                         17.9
                                                     ------------------------     ------------------------
    Total Earning Assets                              11,816.7  399.1   6.81       11,908.0  407.5   6.90
Cash and Due From Banks                                  457.7                        463.1
Other Assets                                             343.4                        291.0
                                                     ----------                   ----------
    Total Assets                                     $12,617.8                    $12,662.1
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,923.3   18.7   1.96       $2,060.9   24.8   2.42
                    - Savings                          1,264.6   14.2   2.27        1,220.8   17.4   2.88
                    - Time                             1,535.6   31.7   4.16        1,810.0   41.9   4.67
                                                     ------------------------     ------------------------
    Total Domestic                                     4,723.5   64.6   2.76        5,091.7   84.1   3.33
    Total Foreign                                      1,200.2   21.8   3.67        1,215.4   22.2   3.69
                                                     ------------------------     ------------------------
    Total Deposits                                     5,923.7   86.4   2.94        6,307.1  106.3   3.40
Short-Term Borrowings                                  3,651.8   64.0   3.53        3,854.9   63.8   3.34
Long-Term Debt                                           498.3   12.6   5.09          126.9    3.5   5.64
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                10,073.8  163.0   3.26       10,288.9  173.6   3.40
                                                     ------------------------     ------------------------
Net Interest Income                                             236.1   3.55                 233.9   3.50
Average Spread on Earning Assets                                        4.03%                        3.96%
Demand Deposits                                        1,392.7                      1,285.9
Other Liabilities                                        191.3                        222.2
Shareholders' Equity                                     960.0                        865.1
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $12,617.8                    $12,662.1
                                                     ==========                   ==========

Provision for Possible Losses                                    14.2                         21.2
Net Overhead                                                    110.8                        106.4
                                                               -------                      -------
Income Before Income Taxes                                      111.1                        106.3
Provision for Income Taxes                                       41.7                         38.4
Tax-Equivalent Adjustment                                         0.8                          1.2
                                                               -------                      -------
Net Income                                                      $68.6                        $66.7
                                                               =======                      =======


Liquidity

        Bancorp's liquidity or the ability to meet day-to-day financial needs of its customers is important. The strategy to meet these liquidity needs was outlined in the 1993 Annual Report and currently remains in place.

        At June 30, 1994, deposits were $7.1 billion, compared to $7.0 billion and $7.2 billion reported at year-end 1993 and June 30, 1993, respectively. The level of deposits reflect increased competition for deposits, not only by banks and savings and loan companies, but also by securities brokerage firms. These deposit totals do not include repos, which are offered to governmental entities as an alternative to deposits. Repos offered to state and municipal governments require the same level of collateralization as government deposits, but provide a marginally higher rate of interest, as these funds are not FDIC insured. Repos totaled $2.3 billion as of June 30, 1994, compared to $2.5 billion at year-end 1993 and $2.8 billion as of June 30, 1993. Year-to-date average repo balances in 1994 were 5% lower than the 1993 full-year average; a reflection of the slow Hawaii economy's impact on governmental cash flows.

        During the quarter, Bank of Hawaii issued $100 million in bank notes. The notes were issued under an established bank note facility allowing the issuance of up to $750 million in notes. The notes bear floating and fixed interest rates and mature in 1 to 2 years. As of June 30, 1994, $300 million have been issued under this facility. As a result, long term debt increased to $595.9 million at June 30, 1994.


Net Overhead

        The net overhead ratio is a tool used to manage Bancorp's net overhead. As stated in Bancorp's 1993 Annual Report, the net overhead ratio is defined as the ratio of non-interest expense to non-interest income. Bancorp's long term goal is to have a ratio of 2 to 1, where fee income offsets at least half of the cost of operations. The ratio for the second quarter of 1994 was 2.71, compared to the 2.58 reported for the first quarter of 1994 and remained close to the 2.67 reported last year for the same period. The net overhead ratio for full year 1993 was 2.60.

        Another productivity measure used at Bancorp is the amount of net income generated per full-time equivalent staff (FTE).
The objective is to improve net income with existing or lesser staff levels. Year-to-date 1994 net income per FTE was just over $15,900 or $31,800 on an annualized basis, compared to an annualized $30,500 reported for the same period in 1993. 1994's annualized figure compares favorably with the $31,000 and $31,100 reported for the full years of 1993 and 1992, respectively.

        Non-interest income for the second quarter was $33.1 million, a 6.5% increase over the same quarter in 1993. Trust income was $11.1 million, up 3.5% from the same period last year. The increase reflects the addition of subsidiaries of American Financial Services and the progress made on the consolidation of operations into the existing trust operations. Service charges on deposit accounts for the second quarter of 1994 were $7.2 million, compared to $6.4 million reported for the same quarter last year. Fees, exchange and other service charges for the second quarter were $8.3 million, an increase of 3.2% over the same period last year. The increase was largely fueled by increased ATM usage fees. Other operating income totaled $7.0 million for the second quarter of 1994; this compares with $4.3 million reported for the second quarter of 1993. The increase reflects gains recognized from the sale of fixed assets and the collection of interest on previously charged off loans; both activities occurred during the second quarter of 1994.

        Expense control continues to be a high priority at Bancorp. Non-interest expense for the second quarter of 1994 was $89.7 million compared to $82.7 million reported for the second quarter of 1993. Expenses related to American Financial Services were included after the May 1993 acquisition date and partially explain the variance from second quarter of 1994 with second quarter of 1993.

        Salary and benefit expenses increased to $45.2 million for the second quarter of 1994, up 0.5% from $45.0 million reported for the same period last year. The slight increase reflects management's effort to control staff expense. Occupancy and premises costs rose 2.5% to $9.0 million for the second quarter 1994 from $8.8 million for the second quarter 1993. Equipment expenses increased to $8.1 million, which was 23.1% above second quarter 1993 expenses of $6.6 million. The rise in equipment expenses reflect increased costs to maintain computer equipment and the continual effort to invest in technology. Other operating expenses rose to $27.5 million for the three months ended June 30, 1994, this compares with $22.4 million reported for the same period in 1993. The substantial increase in this category reflects several items that include: additional goodwill amortization resulting from the AFS acquisition in May of 1993; costs associated with the development and training of the Investment and Trust Services group and the overall rise in general operating expenses.

PART II. - Other Information


Items 1, 2, 3 and 5 omitted pursuant to instructions.

Item 4 - Submission of Matters to a Vote of Security
Holders

        (a) Bancorp's Annual Shareholders' Meeting was held on April 27, 1994.

        (b)     Omitted per instructions.

        (c) A brief description of each matter voted upon at the Annual Shareholders' Meeting held on April 27, 1994 and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

                (1)     Election of four Class II directors for
                        terms expiring in 1997 and the
                        successors to fill the unexpired terms
                        of two retiring Class III directors.

                        Class II directors:

                        David A. Heenan -
                        Votes cast for:  24,099,863
                        Votes withheld:  209,660

                        Stuart T.K. Ho -
                        Votes cast for:  24,128,287
                        Votes withheld:  181,236

                        Lawrence M. Johnson -
                        Votes cast for:  24,135,381
                        Votes withheld:  174,142

                        Fred E. Trotter -
                        Votes cast for:  24,132,993
                        Votes withheld:  176,530

                        Class III directors:

                        Mary G.F. Bitterman -
                        Votes cast for:  23,984,329
                        Votes withheld:  325,194

                        Herbert M. Richards, Jr. -
                        Votes cast for:  24,117,011
                        Votes withheld:  192,512

                (2) An amendment to the Restated Articles of Incorporation to increase the authorized number of shares of common stock, $2 par value, from 50,000,000 shares to
                        100,000,000 shares.

                        Votes cast for:  23,188,666
                        Votes cast against:  885,274
                        Votes abstained:  235,583

                (3) Bancorp Hawaii, Inc. Stock Option Plan of 1994, under which an aggregate of up to 1,250,000 shares of common stock (to be adjusted to 1,875,000 shares as a result of the 50% stock dividend declared on January 26, 1994 and payable on March 15, 1994) may be issued pursuant to the exercise of options to purchase common stock that may be granted to officers and key employees.

                        Votes cast for:  22,488,774
                        Votes cast against:  1,619,312
                        Votes abstained:  201,437

                (4)     Bancorp Hawaii, Inc. Executive Officer
                        One-Year Incentive Plan.

                        Votes cast for:  21,304,898
                        Votes cast against:  2,627,157
                        Votes abstained:  377,468

                (5)     Bancorp Hawaii, Inc. Sustained Profit
                        Growth Plan.

                        Votes cast for:  21,754,308
                        Votes cast against:  2,290,176
                        Votes abstained:  265,039

                (6)     Election of Ernst & Young as Auditor.

                        Votes cast for:  24,139,022
                        Votes cast against:  79,611
                        Votes abstained:  90,890

        (d)     None.

Item 6 - Exhibits and Reports on Form 8-K

        (a)     The following exhibits are filed herewith:

                Exhibit #11 - Statement regarding computation of per share earnings.

                Exhibit #20 - Report furnished to
                shareholders for the quarter ended March 31, 1994.

        (b)     No Form 8-K was filed during the quarter.




SIGNATURES

                Pursuant to the requirements of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date   August 10, 1994           BANCORP HAWAII, INC.



                                  LAWRENCE M. JOHNSON
                                      (Signature)

                                  Lawrence M. Johnson
                                  Chairman and Chief
                                  Executive Officer



                                    DAVID A. HOULE
                                      (Signature)

                                  David A. Houle
                                  Senior Vice President
                                  and Chief Financial
                                  Officer