Form 10-Q
period 1994-09-30
BANCORP HAWAII INC
filed 1994-11-14
CIK 46195

U N I T E D   S T A T E S

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-Q

  (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1994

                                 or

[   ]        Transition Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

                   Commission File Number 1-6887

                B A N C O R P   H A W A I I,   I N C.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            Hawaii                          99-0148992
   ------------------------     ---------------------------------
   (State of incorporation)     (IRS Employer Identification No.)

 130 Merchant Street, Honolulu, Hawaii                    96813
- ----------------------------------------               ----------
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

Common Stock, $2 Par Value; outstanding at September 30, 1994 -
42,223,990 shares
BANCORP HAWAII, INC. and subsidiaries
September 30, 1994




PART I. - Financial Information

Item 1.  Financial Statements

       The consolidated statements of condition as of September 30, 1994 and 1993, and December 31, 1993 and related statements of income, shareholders' equity, and cash flows are included herein.

       The unaudited financial statements listed above have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles.

       The financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

Consolidated Statements of Condition (Unaudited)                            Bancorp Hawaii, Inc. and subsidiaries
- ------------------------------------------------------------------------------------------------------------------

                                                                           September 30  December 31 September 30
(in thousands of dollars)                                                          1994         1993         1993
- ------------------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                                      $792,196     $837,704   $1,028,378
Investment Securities - Held to Maturity
      (Market Value of $2,221,072, $2,791,328, $3,658,639, respectively)      2,253,645    2,753,590    3,595,098
Investment Securities - Available for Sale                                    1,159,218      893,453       28,983
Funds Sold                                                                       61,250       57,699       72,598
Loans                                                                         7,639,021    7,258,368    7,209,695
  Unearned Income                                                              (145,015)    (149,949)    (151,768)
  Reserve for Possible Loan Losses                                             (143,061)    (125,284)    (119,726)
Net Loans                                                                     7,350,945    6,983,135    6,938,201
- ------------------------------------------------------------------------------------------------------------------

    Total Earning Assets                                                     11,617,254   11,525,581   11,663,258
Cash and Non-Interest Bearing Deposits                                          442,695      395,315      424,014
Premises and Equipment                                                          197,342      167,260      161,229
Customers' Acceptance Liability                                                  13,553        8,475       15,090
Accrued Interest Receivable                                                      80,543       82,023       82,172
Other Real Estate                                                                 1,878        4,123        2,495
Intangibles, including Goodwill                                                  94,643      102,929       95,117
Trading Securities                                                               13,805       74,351       14,300
Other Assets                                                                    100,285      102,070       82,787
- ------------------------------------------------------------------------------------------------------------------
    Total Assets                                                            $12,561,998  $12,462,127  $12,540,462
==================================================================================================================

Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                              $1,322,843   $1,405,540   $1,324,627
                 - Interest-Bearing                                           1,734,449    1,931,807    1,902,241
  Savings                                                                     1,196,409    1,251,876    1,277,245
  Time                                                                        1,562,432    1,581,534    1,630,201
Foreign Deposits                                                              1,144,642      834,218      938,137
- ------------------------------------------------------------------------------------------------------------------

    Total Deposits                                                            6,960,775    7,004,975    7,072,451
Securities Sold Under Agreements to Repurchase                                2,362,487    2,509,550    2,717,056
Funds Purchased                                                                 557,550      743,915      663,920
Short-Term Borrowings                                                           625,400      600,266      621,054
Bank's Acceptances Outstanding                                                   13,553        8,475       15,090
Accrued Pension Costs                                                            23,763       24,367       23,520
Accrued Interest Payable                                                         56,797       34,347       41,544
Accrued Taxes Payable                                                           141,384      154,291      140,112
Other Liabilities                                                                96,960       85,967       82,668
Long-Term Debt                                                                  745,680      357,870      253,500
- ------------------------------------------------------------------------------------------------------------------

    Total Liabilities                                                        11,584,349   11,524,023   11,630,915

Shareholders' Equity
Common Stock ($2 par value), authorized 100,000,000 shares;
    issued/outstanding, September 1994 - 42,190,534;
    December 1993 - 28,425,038; September 1993 - 28,396,983;                     84,381       56,850       56,794
Surplus                                                                         269,447      284,886      284,411
Unrealized Valuation Adjustments                                                (11,097)         537       (1,626)
Retained Earnings                                                               634,918      595,831      569,968
- ------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                  977,649      938,104      909,547
- ------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                              $12,561,998  $12,462,127  $12,540,462
==================================================================================================================

Consolidated Statements of Income (Unaudited)                               Bancorp Hawaii, Inc. and subsidiaries
- ------------------------------------------------------------------------------------------------------------------
                                                                  3 Months     3 Months     9 Months     9 Months
                                                                     Ended        Ended        Ended        Ended
                                                              September 30 September 30 September 30 September 30
(in thousands of dollars except per share amounts)                    1994         1993         1994         1993
- ------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                               $137,950     $125,455     $397,920     $370,401
  Loan Fees                                                          7,462       10,070       24,498       28,021
  Income on Lease Financing                                          3,276        4,590       10,558       12,786
  Interest and Dividends on Investment Securities
    Taxable                                                         33,111       51,144      106,921      153,118
    Non-taxable                                                        427          544        1,272        1,850
  Income on Investment Securities Available for Sale                14,685          308       36,395        5,466
  Interest on Deposits                                               8,921       10,595       25,768       33,367
  Interest on Security Resale Agreements                                --            8           --        2,934
  Interest on Funds Sold                                               438          639        1,230        1,744
- ------------------------------------------------------------------------------------------------------------------
Total Interest Income                                              206,270      203,353      604,562      609,687
Interest Expense
  Interest on Deposits                                              48,492       47,122      134,938      153,468
  Interest on Security Repurchase Agreements                        25,101       21,772       70,337       66,972
  Interest on Funds Purchased                                        7,685        6,103       18,521       17,574
  Interest on Short-Term Borrowings                                  3,805        3,242       11,742       10,332
  Interest on Long-Term Debt                                         9,456        3,852       22,044        7,403
- ------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                              94,539       82,091      257,582      255,749


Net Interest Income                                                111,731      121,262      346,980      353,938
Provision for Possible Loan Losses                                   3,031       23,889       17,253       45,105
- ------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Possible Loan Losses       108,700       97,373      329,727      308,833
Non-Interest Income
  Trust Income                                                      13,170       11,118       36,355       29,497
  Service Charges on Deposit Accounts                                6,922        6,969       21,137       19,761
  Fees, Exchange, and Other Service Charges                          8,969        8,188       25,753       23,757
  Other Operating Income                                             5,463        5,401       20,086       14,565
  Investment Securities Gains (Losses)                                (671)       6,669       (2,269)       9,638
- ------------------------------------------------------------------------------------------------------------------
Total Non-Interest Income                                           33,853       38,345      101,062       97,218
Non-Interest Expense
  Salaries                                                          34,492       33,806      103,058      100,911
  Pensions and Other Employee Benefits                              10,344       10,305       34,061       32,367
  Net Occupancy Expense of Premises                                  9,325       10,016       27,505       27,707
  Net Equipment Expense                                              7,598        6,604       22,503       19,950
  Other Operating Expense                                           27,085       24,313       79,710       69,355
- ------------------------------------------------------------------------------------------------------------------
Total Non-Interest Expense                                          88,844       85,044      266,837      250,290
- ------------------------------------------------------------------------------------------------------------------
      Income Before Income Taxes                                    53,709       50,674      163,952      155,761
Provision for Income Taxes                                          21,749       20,532       63,438       58,886
- ------------------------------------------------------------------------------------------------------------------

      Net Income                                                   $31,960      $30,142     $100,514      $96,875
==================================================================================================================
Earnings Per Common Share and Common Share Equivalents               $0.75        $0.70        $2.34        $2.25
- ------------------------------------------------------------------------------------------------------------------
Average Common Shares and Common Share Equivalents Outstanding  42,845,626   42,979,704   42,943,828   43,080,657
- ------------------------------------------------------------------------------------------------------------------
/TABLE

Consolidated Statements of Shareholders' Equity (Unaudited)               Bancorp Hawaii, Inc. and subsidiaries
- ----------------------------------------------------------------------------------------------------------------
                                                                  Common                 Unrealized    Retained
(in thousands of dollars except per share amounts)     Total       Stock     Surplus  Valuation Adj.   Earnings
- ----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                        $938,104     $56,850    $284,886           $537    $595,831
Net Income                                           100,514        -           -              -        100,514
Sale of Common Stock
  182,640 Profit Sharing Plan                          5,909         365       5,544           -           -
  126,813 Stock Option Plan                            2,018         254       1,764           -           -
  163,421 Dividend Reinvestment Plan                   5,420         327       5,093           -           -
Stock Repurchased                                    (29,543)     (1,703)    (27,840)          -           -
Unrealized Valuation Adjustments
   Investment Securities                             (14,699)       -           -           (14,699)       -
   Foreign Exchange Translation Adjustment             3,065        -           -             3,065        -
50 Percent Stock Dividend                                (59)     28,288        -              -        (28,347)
Cash Dividends Paid of $.78 Per Share                (33,080)       -           -              -        (33,080)
- ----------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                       $977,649     $84,381    $269,447       ($11,097)   $634,918
================================================================================================================

Balance at December 31, 1992                        $828,328     $56,112    $272,810        ($2,271)   $501,677
Net Income                                            96,875        -           -              -         96,875
Sale of Common Stock
   75,139 Profit Sharing Plan                          3,429         150       3,279           -           -
  124,937 Stock Option Plan                            2,786         250       2,536           -           -
  140,717 Dividend Reinvestment Plan                   6,068         282       5,786           -           -
Unrealized Valuation Adjustments
   Investment Securities                                 (19)       -           -               (19)       -
   Foreign Exchange Translation Adjustment               664        -           -               664        -
Cash Dividends Paid of $.67 Per Share                (28,584)       -           -              -        (28,584)
- ----------------------------------------------------------------------------------------------------------------
Balance at September 30, 1993                       $909,547     $56,794    $284,411        ($1,626)   $569,968
================================================================================================================
/TABLE

Consolidated Statements of Cash Flows (Unaudited)                       Bancorp Hawaii, Inc. and subsidiaries
- --------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30
(in thousands of dollars)                                                                   1994         1993
- --------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                              $100,514      $96,875
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses, depreciation, and amortization of income and expense      48,837       30,778
     Deferred income taxes                                                                10,739        4,612
     Realized and unrealized investment security gains                                    (1,720)      (8,688)
     Net (increase) decrease in trading securities                                           454       (2,523)
     Other assets and liabilities, net                                                    26,649       53,636
                                                                                     ------------ ------------
     Net cash provided by operating activities                                           185,473      174,690
- --------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from redemptions of investment securities held to maturity                      977,956      418,114
Purchases of investment securities held to maturity                                     (478,011)    (977,168)
Proceeds from sales of investment securities available for sale                          269,605      694,761
Purchases of investment securities available for sale                                   (498,148)    (614,651)
Net decrease in interest-bearing deposits placed in other banks                           45,508      404,120
Net (increase) decrease in funds sold                                                     (3,551)     531,876
Net increase in loans and lease financing                                               (395,261)    (256,911)
Premises and equipment, net                                                              (45,237)     (17,683)
Purchase of American Financial Services of Hawaii, Inc., net of cash acquired                 --      (48,990)
                                                                                     ------------ ------------
     Net cash provided (used) by investing activities                                   (127,139)     133,468
- --------------------------------------------------------------------------------------------------------------
Financing Activities
Net decrease in demand, savings, and time deposits                                       (44,200)    (818,040)
Proceeds from lines of credit and long-term debt                                         387,810      190,012
Principal payments on lines of credit and long-term debt                                      --      (20,612)
Net increase (decrease) in short-term borrowings                                        (308,294)     386,578
Proceeds from sale of stock                                                              (16,196)      12,283
Cash dividends                                                                           (33,139)     (28,584)
                                                                                     ------------ ------------
     Net cash used by financing activities                                               (14,019)    (278,363)

Effect of exchange rate changes on cash                                                    3,065          664
                                                                                     ------------ ------------
     Increase in cash and non-interest bearing deposits                                   47,380       30,459
                                                                                     ------------ ------------
Cash and non-interest bearing deposits at beginning of year                              395,315      393,555
                                                                                     ------------ ------------
Cash and non-interest bearing deposits at end of period                                 $442,695     $424,014
- --------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Review


Performance Highlights

       Bancorp Hawaii, Inc. (Bancorp) reported earnings for the third quarter of 1994 of $32.0 million, 6.0% above earnings for the third quarter of 1993. On a per share basis, earnings were $0.75 for the third quarter of 1994, 7.1% above the third quarter of 1993. Year-to-date net income totaled $100.5 million through September 30, 1994, an increase of 3.8% over the same period in 1993. Earnings per share were $2.34 and $2.25 for the nine months ended September 30, 1994 and 1993, respectively. Per share figures have been adjusted for the 50% stock dividend declared in the first quarter of 1994. Tepid loan demand in Hawaii, Bancorp's main market, along with significant increases in interest rates during 1994 have resulted in slowed earnings growth.

       Total assets were $12.6 billion as of September 30, 1994, up 0.8% from the $12.5 billion reported at year-end 1993. Net loans outstanding increased to $7.4 billion at September 30, 1994 from $7.0 billion at year-end 1993, an increase of 5.3%. Total investment securities stood at $3.4 billion at September 30, 1994 representing a 6.4% decline from year-end 1993. The overall decrease in total investments reflects the maturing of investment securities and reduction of the securities sold under agreement to repurchase.

       Total deposits remained level at $7.0 billion, compared with year-end 1993 and decreased from the $7.1 billion reported on September 30, 1993. Securities sold under agreements to repurchase (repos) as of September 30, 1994 totaled $2.4 billion, a decline of 5.9% from year-end 1993 and a 13.0% decline from September 30, 1993. The changes in repo balances, which are mainly comprised of government funds are discussed later in the liquidity section of this report.

       Non-performing assets (NPAs) increased to $56.1 million at September 30, 1994 compared to $53.3 million at the end of the second quarter of 1994. This favorably compares with NPAs of $68.8 million at year-end 1993. A further discussion on NPAs and Reserve for Loan Losses follows.

       Trust income for the third quarter of 1994 which includes both American Financial Services (AFS) and Hawaiian Trust Company totaled $13.2 million, an 18.5% increase over the $11.1 million reported for the same quarter in 1993. The substantial increase in trust income was partially due to synergies gained by consolidating the operations of AFS. Synergies gained from the consolidation are expected to continue for the rest of the year.

Risk Elements in Lending Activities

       At September 30, 1994, total loans were $7.6 billion, a 5.2% increase over year-end 1993 and 6.0% above total loans on September 30, 1993. The focus of the loan growth has been in the residential mortgage and installment loan categories with the weak commercial loan growth reflecting Hawaii's sluggish economy. In spite of this slower loan growth, Bancorp's lending policies remain unchanged and conservative. The following table presents Bancorp's total loan portfolio balances for the periods indicated.

Loan Portfolio Balances                    Bancorp Hawaii, Inc., and subsidiaries
- ----------------------------------------------------------------------------------
                                          September 30  December 31  September 30
(in millions of dollars)                         1994          1993          1993
- ----------------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial                 $1,653.1      $1,709.2      $1,712.4
   Real Estate
         Construction -- Commercial             125.4         136.2         137.4
                      -- Residential             18.1          35.1          35.0
          Mortgage -- Commercial              1,269.8       1,230.6       1,191.2
                   -- Residential             2,771.4       2,476.0       2,371.9
   Installment                                  713.3         676.2         657.6
   Lease Financing                              380.0         401.6         406.5
- ----------------------------------------------------------------------------------
     Total Domestic                           6,931.1       6,664.9       6,512.0
- ----------------------------------------------------------------------------------
   Foreign Loans                                707.9         593.5         697.7
- ----------------------------------------------------------------------------------
     Total Loans                             $7,639.0      $7,258.4      $7,209.7
==================================================================================

Commercial and Industrial Loans

       Commercial and Industrial loans outstanding were $1.7 billion as of September 30, 1994, reflecting a decrease of 3.3% from year-end 1993. There was also a decline in loan balances as compared to the same time last year. The decline in this loan category reflects the lack of loan demand due to the tepid business climate in Hawaii.


Real Estate Loans

       Total real estate loans at September 30, 1994 were $4.2 billion, up 7.9% over year-end 1993. The real estate sector continues to show growth reflecting the residuals of the refinancing surge and to a certain extent the tight housing market in Hawaii. Both commercial and residential real estate balances showed growth in 1994.
Commercial real estate balances (excluding construction) of $1.3 billion on September 30, 1994 rose 3.2% from year-end 1993 and 6.6% from September 30, 1993. Residential mortgage loans (excluding construction loans) totaled $2.8 billion as of September 30, 1994, up 11.9% from year-end 1993 and up 16.8% from the same date last year. Construction loan balances have declined to $143.5 million at September 30, 1994. These balances compare with $171.3 million at year-end 1993 and $172.4 million on September 30, 1993. Although there is an overall slowdown in the construction sector in Hawaii, the residential housing market continues to show good growth.


Other Lending

       Installment loans as of September 30, 1994 increased by 5.5% to $713.3 million from the $676.2 million reported on December 31, 1993. The September 30, 1994 balance was 8.5% above the $657.6 million on September 30, 1993. The increase reflects Bancorp's efforts to increase its installment loan base through special programs for VISA cards and other consumer loans. Lease financing of $380.0 million on September 30, 1994 decreased 5.4% from $401.7 million reported at year-end 1993 and 6.5% from $406.5 million reported at September 30, 1993. The decline in leasing activity reflects the competitiveness in the market between loans and leases for equipment financing.

       Foreign loan balances have increased to $707.9 million as of September 30, 1994, up 19.3% from a year-end 1993 and up 1.5% from a year ago September 30. The rise in foreign loans over year-end 1993 reflect the increased valuation of Japanese loans due to the yen-U.S. dollar relationship. The foreign loan total includes outstanding credits to Less Developed Countries (LDC). LDC exposure remains very limited at $1.0 million in outstanding credits and $98.1 million in confirmed letters of credit and banker's acceptances at September 30, 1994. All LDC exposure is in the Philippines.

Non-Performing Assets and Past Due Loans

       Bancorp's non-performing assets include non-accrual loans, restructured loans and foreclosed real estate. NPAs totaled $56.1 million, representing 0.73% of total loans outstanding at September 30, 1994. This ratio compares with 0.95% at year-end 1993 and 1.26% at the end of the third quarter 1993. The improvement of this ratio reflects Bancorp's effort to aggressively manage these loans and charge off balances when appropriate.

       Non-accrual loans increased during the third quarter of 1994 to $54.2 million from $42.6 million at June 30, 1994, but remained lower than the $58.4 million reported at year-end 1993. The increase from the second quarter of 1994 was mainly due to the addition of a commercial real estate property loan of $10.8 million. Of the non-accrual loans, only eight loans exceed $1 million and represent in total $41.8 million of the balance at September 30, 1994.

       At the end of the third quarter of 1994, there were no restructured loans reported compared with $7.3 million reported at June 30, 1994 and $6.3 million at year-end 1993. Total foreclosed real estate declined to $1.9 million compared to the $3.4 million reported at June 30, 1994 and $4.1 million reported at year-end 1993. The decrease reflects the sale of a hotel property on the island of Kauai at no additional loss. There remains only seven properties in foreclosed real estate, of the seven properties, two represent $1.2 million or 67% of foreclosed real estate.

       Accruing loans past due 90 days or more decreased to $9.2 million from the $9.9 million reported at June 30, 1994 and also lower than the $10.0 million reported at year-end 1993. Total NPAs and loans 90 days past due totaled $65.3 million, a 17.1% decrease from the $78.8 million reported at year-end 1993. Total NPAs and loans 90 days past due as a percent of total loans outstanding was .85%, 24 basis points below the 1.09% reported at year-end 1993.

       The following table presents NPAs and past due loans for the periods indicated.

Bancorp Hawaii, Inc.
Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More
- -------------------------------------------------------------------------------
                                       September 30   December 31    September
(in millions of dollars)                       1994          1993         1993
- -------------------------------------------------------------------------------
Non-Accrual Loans
   Commercial                                 $20.8         $15.7        $35.6
   Real Estate
     Construction                               1.8          17.7         18.2
     Commercial                                15.5           7.8          9.1
     Residential                               15.0          16.4         17.0
   Installment                                  0.3           0.5          0.6
   Leases                                       0.8           0.3          0.4
   Other                                         --            --           --
   Foreign                                       --            --          1.3
                                       ----------------------------------------
         Subtotal                              54.2          58.4         82.2


Restructured Loans
   Commercial                                    --           1.0          1.0
   Real Estate
     Construction                                --            --           --
     Commercial                                  --           5.3          5.3
     Residential                                 --            --           --
   Installment                                   --            --           --
   Leases                                        --            --           --
   Other                                         --            --           --
   Foreign                                       --            --           --
                                       ----------------------------------------
         Subtotal                                --           6.3          6.3


Foreclosed Real Estate
   Domestic                                     1.9           4.1          2.5
   Foreign                                       --            --           --
                                       ----------------------------------------
         Subtotal                               1.9           4.1          2.5
                                       ----------------------------------------
     Total Non-Performing Assets               56.1          68.8         91.0
                                       ========================================

Accruing Loans Past Due 90 Days or More
   Commercial                                   0.9           0.3          1.1
   Real Estate
     Construction                                --            --          1.5
     Commercial                                 1.4           1.9          1.5
     Residential                                2.4           4.1          3.9
   Installment                                  4.5           3.5          4.2
   Leases                                        --           0.1          0.1
   Other                                         --           0.1           --
   Foreign                                       --            --           --
                                       ----------------------------------------
         Subtotal                               9.2          10.0         12.3
                                       ----------------------------------------
     Total                                    $65.3         $78.8       $103.3
                                       ========================================
- -------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   to Total Loans                              0.73%         0.95%        1.26%
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   and Accruing Loans Past Due
   90 Days or More to Total Loans              0.85%         1.09%        1.43%
- -------------------------------------------------------------------------------

Summary of Loan Loss Experience

       The reserve for loan losses stood at $143.1 million at September 30, 1994, representing 1.91% of loans outstanding. This compares with 1.91% as of June 30, 1994, 1.76% at year-end 1993 and 1.70% on
September 30, 1993.

       Loan loss provisions were $3.1 million for the third quarter of 1994, about half the $5.9 million reported for the second quarter of 1994. The reduced level of provisions reflecting the strong recoveries and the lower level of charge-offs so far this year. As indicated in the table following, charge-offs totaled $8.0 million for the third quarter of 1994, compared with $4.8 million for the second quarter of 1994 and $37.0 million during the third quarter of 1993. The large amount charged-off in the third quarter of 1993 was mainly due to the additional charge-off of loans to a single borrower secured by commercial leasehold property. Partial charge-offs were also recognized in late 1992. The strong level of recoveries for 1994 have been largely realized from those loans.

       Net charge-offs for the third quarter of 1994 were $1.2 million, compared to the net recovery figure of $5.2 million reported for the second quarter of 1994. For the year-to-date, Bancorp reported a net recovery of $0.5 million compared to net charge-offs of $54.0 million for the same period in 1993. The annualized ratio of net charge-offs to average loans outstanding for the third quarter 1994 of 0.06%, compares with the ratio of net recoveries to average loans of 0.29% for the second quarter of 1994 and well below the net charge-off ratio of 2.00% reported for the third quarter of 1993.

       A detailed breakdown of charge-offs and recoveries by loan category is presented in the following table.

Summary of Loss Experience                                                   Bancorp Hawaii, Inc., and subsidiaries
- --------------------------------------------------------------------------------------------------------------------
                                                                    Third       Third     First Nine     First Nine
                                                                  Quarter     Quarter         Months         Months
(in millions of dollars)                                             1994        1993           1994           1993
- --------------------------------------------------------------------------------------------------------------------
Average Loans Outstanding                                        $7,468.3    $7,076.7       $7,310.9       $6,973.4
Balance of Reserve for Possible Loan Losses
   at Beginning of Period                                          $141.2      $131.2         $125.3         $128.6
Loans Charged Off
   Commercial and Industrial                                          4.1        31.0            9.8           42.0
   Real Estate - Construction                                         0.1          --            0.1            0.2
   Real Estate - Mortgage
     Commercial                                                       0.8          --            1.8            2.6
     Residential                                                      0.5         0.2            0.6            0.2
   Installment                                                        2.5         2.3            6.8            6.2
   Foreign                                                             --         1.5            0.7            6.4
   Leases                                                              --         2.0            0.1            2.0
- --------------------------------------------------------------------------------------------------------------------
Total Charged Off                                                     8.0        37.0           19.9           59.6
Recoveries on Loans Previously Charged Off
   Commercial and Industrial                                          5.2         0.7           16.3            2.7
   Real Estate - Construction                                          --          --             --             --
   Real Estate - Mortgage
     Commercial                                                       0.2          --            0.9             --
     Residential                                                       --         0.1            0.2            0.2
   Installment                                                        0.8         0.8            2.4            2.4
   Foreign                                                             --          --             --            0.2
   Leases                                                             0.6          --            0.6            0.1
- --------------------------------------------------------------------------------------------------------------------
Total Recoveries                                                      6.8         1.6           20.4            5.6
- --------------------------------------------------------------------------------------------------------------------
Net (Charge Offs) Recoveries                                         (1.2)      (35.4)           0.5          (54.0)
Provision Charged to Operating Expenses                               3.1        23.9           17.3           45.1
- --------------------------------------------------------------------------------------------------------------------
Balance at End of Period                                           $143.1      $119.7         $143.1         $119.7
====================================================================================================================
Ratio of Net (Charge Offs) Recoveries to
  Average Loans Outstanding  (annualized)                         (0.06)%     (2.00)%          0.01%        (1.03)%
- --------------------------------------------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding                               1.91%       1.70%          1.91%          1.70%
- --------------------------------------------------------------------------------------------------------------------

Capital

       The level of Bancorp's capital is managed through the target ratios outlined in Bancorp's 1993 Annual Report. Bancorp's 6% minimum target of average equity to average assets keeps both objectives of a return on assets of 1% and return on equity of 16% in reasonable balance. The average equity to average assets ratio for the year through September 1994 was 7.69%, compared with the 7.09% reported for 1993.

       As announced earlier in 1994, Bancorp began a program to repurchase shares of its common stock. So far in 1994, Bancorp has repurchased more than 850,000 shares, more than offsetting the new shares issued for its Profit Sharing Plan, Stock Option Plan and Dividend Reinvestment Plan.

       Regulatory risk-based capital remained well above minimum guidelines. Bancorp's Total Capital and Tier 1 Capital ratios were 13.79% and 11.05%, respectively, compared to 13.59% and 10.84%, respectively, at June 30, 1994. Regulatory guidelines prescribe a minimum Total Capital ratio of 10.00% and a Tier 1 Capital ratio of 6.00% for an institution to qualify as well capitalized. Bancorp's strategy is to maintain its capital ratios at levels to meet this qualification to benefit from the financial and regulatory incentives provided to well capitalized companies.

       In addition, the leverage ratio, which is Tier 1 Capital to Total Average Assets, was 7.46% at September 30, 1994, compared to 7.21% at June 30, 1994 and 6.84% at September 30, 1993. The required minimum ratio is 5.00% to qualify an institution as well capitalized.


Spread Management

       The average net interest margin or spread on earning assets for the third quarter of 1994 was 3.79%, a decrease from the 4.01% reported in the second quarter of 1994 and a decrease from the 4.07% reported for the same period in 1993. Year-to-date spread for 1994 was 3.95% compared to 4.00% for the same period in 1993. The rise in interest rates in 1994, combined with the modest loan growth, has continued to place pressure on Bancorp's ability to maintain current spread levels. The impact is seen by the substantial decrease in spread when comparing the third quarter 1994 with second quarter 1994. Over the next two quarters, Bancorp will have an opportunity to reduce its liability sensitive position as a significant amount of fixed rate investments are scheduled to mature.

       The cost of funds rate for the third quarter of 1994 was 3.77%, which was above the 3.25% reported for the third quarter of 1993. The rise in the cost of funds reflects the impact of higher interest rates and increased competition for deposits.

       The earning asset yield was 6.98% for the third quarter of 1994, an increase over the third quarter 1993 of 6.81%. This increase has not kept up with the increased cost of funds and results in the squeeze on Bancorp's spread.

Consolidated Average Balances and Interest Rates Taxable Equivalent  Bancorp Hawaii, Inc. and subsidiaries
- ----------------------------------------------------------------------------------------------------------
                                                        Three Months Ended           Three Months Ended
                                                        September 30, 1994           September 30, 1993
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
- ----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $747.0   $8.9   4.74%      $1,127.3  $10.6   3.73%
  Investment Securities
    -Taxable                                           2,445.2   33.1   5.37        3,586.7   51.2   5.66
    -Tax-Exempt                                           18.3    0.7  14.22           26.9    0.8  12.18
                                                       1,039.6   14.7   5.60           21.2    0.3   5.78
  Funds Sold                                              31.6    0.4   5.50           46.2    0.6   5.55
  Net Loans
    -Domestic                                          6,820.2  134.6   7.83        6,376.7  122.4   7.61
    -Foreign                                             648.1    6.8   4.18          700.0    7.9   4.50
  Loan Fees                                                       7.5                         10.1

    Total Earning Assets                              11,750.0  206.7   6.98       11,885.0  203.9   6.81
Cash and Due From Banks                                  373.2                        309.5
Other Assets                                             329.3                        246.0

    Total Assets                                     $12,452.5                    $12,440.5



Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,864.4   11.1   2.36       $2,016.8   10.5   2.07
                    - Savings                          1,219.6    6.4   2.10        1,251.6    8.0   2.54
                    - Time                             1,516.8   16.1   4.20        1,650.6   18.5   4.45

    Total Domestic                                     4,600.8   33.6   2.90        4,919.0   37.0   2.99
    Total Foreign                                      1,240.4   14.9   4.75        1,163.1   10.1   3.43

    Total Deposits                                     5,841.2   48.5   3.29        6,082.1   47.1   3.07
Short-Term Borrowings                                  3,429.6   36.6   4.23        3,703.0   31.1   3.33
Long-Term Debt                                           682.0    9.4   5.50          251.1    3.9   6.09

    Total Interest Bearing Liabilities                 9,952.8   94.5   3.77       10,036.2   82.1   3.25
                                                     ------------------------     ------------------------
Net Interest Income                                             112.2   3.21                 121.8   3.56
Average Spread on Earning Assets                                        3.79%                        4.07%
Demand Deposits                                        1,329.2                      1,346.5
Other Liabilities                                        193.1                        151.3
Shareholders' Equity                                     977.4                        906.5

    Total Liabilities and Shareholders' Equity       $12,452.5                    $12,440.5


Provision for Possible Losses                                     3.0                         23.9
Net Overhead                                                     55.0                         46.7

Income Before Income Taxes                                       54.2                         51.2
Provision for Income Taxes                                       21.8                         20.6
Tax-Equivalent Adjustment                                         0.4                          0.5
                                                               -------                      -------
Net Income                                                      $34.4                        $33.0
                                                               =======                      =======


Consolidated Average Balances and Interest Rates Taxable Equivalent  Bancorp Hawaii, Inc. and subsidiaries
- ----------------------------------------------------------------------------------------------------------
                                                        Nine Months Ended            Nine Months Ended
                                                        September 30, 1994           September 30, 1993
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
- ----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $839.5  $25.8   4.10%      $1,179.7  $33.4   3.78%
  Investment Securities
    -Taxable                                           2,618.3  106.9   5.46        3,467.1  153.1   5.90
    -Tax-Exempt                                           19.0    2.0  13.78           31.2    2.8  12.01
                                                         969.8   36.4   5.02           70.1    5.5  10.42
  Funds Sold                                              36.7    1.2   4.48          178.7    4.7   3.50
  Net Loans
    -Domestic                                          6,665.8  385.4   7.73        6,295.4  361.1   7.67
    -Foreign                                             645.1   23.7   4.90          678.0   22.8   4.50
  Loan Fees                                                      24.5                         28.0

    Total Earning Assets                              11,794.2  605.9   6.87       11,900.2  611.4   6.87
Cash and Due From Banks                                  429.3                        411.4
Other Assets                                             338.6                        275.8

    Total Assets                                     $12,562.1                    $12,587.4



Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,903.4   29.8   2.10       $2,046.0   35.3   2.31
                    - Savings                          1,249.4   20.7   2.21        1,231.2   25.5   2.77
                    - Time                             1,529.3   47.7   4.17        1,756.3   60.4   4.60

    Total Domestic                                     4,682.1   98.2   2.81        5,033.5  121.2   3.22
    Total Foreign                                      1,213.8   36.7   4.04        1,197.8   32.3   3.61

    Total Deposits                                     5,895.9  134.9   3.06        6,231.3  153.5   3.29
Short-Term Borrowings                                  3,576.9  100.6   3.76        3,803.7   94.8   3.33
Long-Term Debt                                           560.2   22.1   5.26          168.7    7.4   5.87

    Total Interest Bearing Liabilities                10,033.0  257.6   3.43       10,203.7  255.7   3.35
                                                     ------------------------     ------------------------
Net Interest Income                                             348.3   3.44                 355.7   3.52
Average Spread on Earning Assets                                        3.95%                        4.00%
Demand Deposits                                        1,371.3                      1,306.3
Other Liabilities                                        192.0                        198.3
Shareholders' Equity                                     965.8                        879.1

    Total Liabilities and Shareholders' Equity       $12,562.1                    $12,587.4


Provision for Possible Losses                                    17.3                         45.1
Net Overhead                                                    165.8                        153.1

Income Before Income Taxes                                      165.2                        157.5
Provision for Income Taxes                                       63.4                         58.9
Tax-Equivalent Adjustment                                         1.3                          1.7
                                                               -------                      -------
Net Income                                                      $34.4                        $33.0
                                                               =======                      =======

Liquidity

       Bancorp's liquidity or the ability to meet day-to-day financial needs of its customers is important. The strategy to meet these liquidity needs was outlined in the 1993 Annual Report and currently remains in place.

       The investment portfolio totaled $3.4 billion at September 30, 1994 reflecting a change from the $3.6 billion reported at year-end 1994. There has been a change in the mix of the portfolio with the held to maturity portfolio decreasing from $2.8 billion at year-end 1993 to $2.3 billion at September 30, 1994. Over the same period, securities classified as available for sale have increased from $893.5 million to $1.6 billion to improve Bancorp's liquidity.

       At September 30, 1994, deposits were $7.0 billion, compared to $7.0 billion and $7.1 billion reported at year-end 1993 and September 30, 1993, respectively. The level of deposits reflect increased competition for deposits, not only by banks and savings and loan companies, but also by securities brokerage firms. These deposit totals do not include repos, which are offered to governmental entities as an alternative to deposits. Repos offered to state and municipal governments require the same level of collateralization as government deposits, but provide a marginally higher rate of interest, as these funds are not FDIC insured. Repos totaled $2.4 billion as of September 30, 1994, compared to $2.5 billion at year-end 1993 and $2.7 billion as of September 30, 1993. The lower level of repo balances reflects expected variations in governmental cash flows.

       During the quarter, Bank of Hawaii issued an additional $150 million in bank notes. The notes were issued under the established bank note facility allowing the issuance of up to $750 million in notes. The notes bear floating and fixed interest rates and mature in 1 to 2 years. As of September 30, 1994, $450 million have been issued under this facility. As a result, long term debt increased to $745.7 million at September 30, 1994.


Net Overhead

       The net overhead ratio is a tool used to manage Bancorp's net overhead. As stated in Bancorp's 1993 Annual Report, the net overhead ratio is defined as the ratio of non-interest expense to non-interest income. Bancorp's long term goal is to have a ratio of 2 to 1, where fee income offsets at least half of the cost of operations. The ratio for the third quarter of 1994 was 2.57, compared to the 2.71 for the second quarter of 1994 and 2.68 reported last year for the same period. The net overhead ratio for full year 1993 was 2.82. These ratios are calculated before investment securities gains and losses.

       Another productivity measure used at Bancorp is the amount of net income per full-time equivalent staff (FTE). The objective is to improve net income with existing or lesser staff levels. Year-to-date 1994 net income per FTE was just over $23,300 or $31,000 on an annualized basis, compared to the $31,000 and $31,100 reported for the full years of 1993 and 1992, respectively.

       Non-interest income for the third quarter was $34.5 million (excluding investment securities gains/losses), a 9.0% increase over the same quarter in 1993. Trust income was $13.2 million, up 18.5% from the same period last year. The substantial increase was partially due to synergies gained from the consolidation of the subsidiaries of AFS as sales forces and operating units have been combined. Service charges on deposit accounts for the third quarter of 1994 were $6.9 million, compared to $7.0 million reported for the same quarter last year. Fees, exchange and other service charges for the third quarter were $9.0 million, an increase of 9.5% over the same period last year. The increase was largely fueled by increased ATM usage fees. Other operating income totaled $5.4 million for the third quarter of 1994; just slightly above the number reported for the third quarter of 1993.

       Expense control continues to be a high priority at Bancorp. Non-interest expense for the third quarter of 1994 was $88.8 million compared to $85.0 million reported for the third quarter of 1993, an increase of 4.5%. Control over salary and benefits has been an emphasis for Bancorp as it is the largest single expense category after interest expense. Salary and benefit expenses increased to $44.8 million for the third quarter of 1994, up 1.6% from $44.1 million reported for the same period last year. For the year-to-date, salary and benefits totaled $137.1 million, compared to $133.3 million for the same period in 1993, an increase of 2.9%. The increase largely results from the acquisition of AFS in May of 1993.

       Occupancy and premises costs declined 6.9% to $9.3 million for the third quarter 1994 from $10.0 million for the third quarter 1993. This decline largely reflecting the elimination of the premises expenses incurred by AFS in 1993. For the year-to-date, net premises is virtually level with the comparable period in 1993. Equipment expenses increased to $7.6 million, 15.1% above third quarter 1993 expenses of $6.6 million. For the year-to-date, net equipment expense is up 12.8% to $22.5 million from the $20.0 million for the same period in 1993. The rise in equipment expenses reflect increased costs to maintain computer equipment, the conversion of a deposit system and the continuing effort to invest in technology.

       Other operating expenses rose to $79.7 million for the nine months ended September 30, 1994, compared with $69.4 million reported for the same period in 1993. The substantial increase in this category reflects two large items. The first was the increase in the amortization of intangibles for acquisitions made in 1993 of $2.0 million. The second item was an increase in professional service fees of $3.9 million, this increase is partly due to the recovery of $2.5 million in legal fees in 1993.

PART II. - Other Information


Items 1 to 5 omitted pursuant to instructions.

Item 6 - Exhibits and Reports on Form 8-K

       (a)   The following exhibits are filed herewith:

             Exhibit #11 - Statement regarding computation of per share earnings.

             Exhibit #20 - Report furnished to
             shareholders for the quarter ended June 30, 1994.

       (b) No Form 8-K filings were made in the third quarter.



SIGNATURES

             Pursuant to the requirements of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date   November 10, 1994          BANCORP HAWAII, INC.



                                  RICHARD J. DAHL
                                      (Signature)

                                  Richard J. Dahl
                                  President



                                    DENIS K. ISONO
                                      (Signature)

                                  Denis K. Isono
                                  Vice President and
                                  Chief Accounting
                                  Officer