Form 10-Q/A
period 1994-09-30
BANCORP HAWAII INC
filed 1994-12-06
CIK 46195

U N I T E D   S T A T E S

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-Q/A

                          Amendment No. 1

(The purpose of this amendment is to correct typographical errors.)

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

Common Stock, $2 Par Value; outstanding at October 31, 1994 -
42,223,990 shares

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

            Exhibit #27 - Financial Data Schedule.

     (b)  No Form 8-K filings were made in the third quarter.


SIGNATURES

             Pursuant to the requirements of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date   November 29, 1994          BANCORP HAWAII, INC.



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