Form 10-K405
BANCORP HAWAII INC
filed 1995-03-29
CIK 46195

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NUMBER 1-6887

                               ----------------

                              BANCORP HAWAII, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
               HAWAII                                  99-0148992
      (STATE OF INCORPORATION)              (IRS EMPLOYER IDENTIFICATION NO.)

        130 MERCHANT STREET,                              96813
          HONOLULU, HAWAII                             (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

                                 (808) 537-8111
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
          TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE
                                                   ON WHICH REGISTERED


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange on January 31, 1995 ($27.00 per share): $1,116,587,133

  As of February 28, 1995, 41,804,761 shares of Common Stock, $2 par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 1995, are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

  In 1993, Bank of Hawaii finalized its acquisition of American Financial Services of Hawaii, Inc. (AFS), a trust holding company. Bank of Hawaii's strategy was to integrate the operations of these companies into its other trust subsidiary--Hawaiian Trust Company, Limited. In 1994, AFS was merged into Hawaiian Trust Company, Limited. With one trust operation, the company can focus its efforts on building its base of customers.

  In October 1994, Bank of Hawaii International, Inc. finalized its purchase of 51% of the National Bank of Solomon Islands (NBSI). NBSI is headquartered in Honiara, Solomon Islands and has ten branches and 50 agencies throughout the Solomons. Total assets were $50.3 million at year-end 1994 and have been included in the consolidated financial statements.

  Bancorp's organization chart at December 31, 1994 is included as Exhibit 21. The percentages indicate the proportion of total assets that each group of entities contributed to Bancorp's consolidated financial position at December 31, 1994. All of the subsidiaries are wholly owned except as otherwise noted for the Pacific affiliate banks and except for those entities whose directors own qualifying shares. All the entities are consolidated with the immediate parent company. Bank of Hawaii International, Inc.'s investments in Pacific affiliate banks are accounted for under the equity method, except Banque d'Hawaii (Vanuatu) and NBSI which are included in the consolidated financial statements of Bancorp Hawaii, Inc.

  At December 31, 1994, Bancorp and its subsidiaries employed 4,488 persons on a full-time or part-time basis.

  The following is a description of each of Bancorp's subsidiaries.

  Bank of Hawaii was organized under the laws of Hawaii on December 17, 1897, and has been continuously in business since. Its headquarters are in Honolulu, Hawaii, and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). It is not a member of the Federal Reserve System.

  Bancorp and 18 directors of Bank of Hawaii (each of whom holds 125 qualifying shares) own 100% of the outstanding shares. There are two (2) directors of Bank of Hawaii who do not hold qualifying shares. The legal requirement for directors to hold qualifying shares was recently changed. Directors currently holding these shares will retain them until they retire or resign from the Board.

  Bank of Hawaii provides customary commercial banking services through branch offices in the State of Hawaii and branches or representative offices in American Samoa, Bahamas (Nassau), Commonwealth of the Northern Mariana Islands (Saipan), Federated States of Micronesia (Pohnpei, Kosrae, and Yap), Guam, Hong Kong, Korea (Seoul), Philippines (Manila, Davao, and Cebu), Republic of Fiji (Suva and Nadi), Republic of the Marshall Islands (Majuro), Republic of Palau (Koror), Japan (Tokyo), Singapore, and Taiwan (Taipei). Bank of Hawaii also has affiliates in New Caledonia, Solomon Islands, Tahiti, Tonga, Vanuatu and Western Samoa.

  Bank of Hawaii owns all of the outstanding stock of Hawaiian Trust Company, Limited; Bancorp Leasing of Hawaii, Inc.; Bank of Hawaii International, Inc.; Bank of Hawaii International Corporation, New

York; Bancorp Investment Group, Limited; Bankoh Investment Advisory Services Limited; Realty and Mortgage Investors of the Pacific, Limited; and Bankoh Corporation (formerly known as Hawaiian Hong Kong Holdings, Ltd.). The operations of the original Bankoh Corporation were merged into the Bank and the original Bankoh Corporation was dissolved in December 1993. In 1994, Hawaiian Hong Kong Holdings, Ltd. (an inactive corporation) was renamed Bankoh Corporation. A brief discussion of other Bank subsidiaries follows:

  Hawaiian Trust Company, Limited (HTCo) was acquired by Bancorp in 1985. HTCo was incorporated in Hawaii on August 10, 1898. It offers trust services primarily in Hawaii and Guam. In 1987, Bancorp contributed the stock of HTCo to Bank of Hawaii. As a result, HTCo became a wholly owned subsidiary of Bank of Hawaii. In 1994, AFS, which the Bank had acquired during the previous year, along with its subsidiaries Bishop Trust and American Trust Company of Hawaii, were all merged into HTCo. At year-end 1994, trust assets under administration were $11.9 billion for HTCo.

  Bancorp Leasing of Hawaii, Inc. (BLH), formed in 1973, provides leasing and leasing services, mainly to the commercial sector in Hawaii. BLH has several subsidiaries that are "specific purpose leasing vehicles." These subsidiaries include Bankoh Equipment Leasing Corporation; S.I.L., Inc.; Arbella Leasing Corporation; Bancorp Leasing of America, Inc.; and Bancorp Leasing International, Inc. Bancorp Leasing of America, Inc. remains inactive. On a consolidated basis, BLH's assets represented 1.0% of Bancorp's total assets at year-end 1994.

  Bank of Hawaii International, Inc. (BOHI) was formed in 1968. BOHI holds equity interests in the following foreign financial institutions (in the percentages indicated): Bank of Tonga-30%; Banque de Nouvelle Caledonie, New Caledonia-21%; Banque de Tahiti-38%; Pacific Commercial Bank, Limited, Western Samoa-43%; Banque d'Hawaii (Vanuatu), Limited-80%; National Bank of the Solomon Islands-51%; and Hawaii Financial Corporation (Hong Kong) Limited-100%, which is a registered deposit-taking company and owns 100% of Bonsphere, Ltd., a trade re-invoicing company. Substantially all the assets and liabilities of HFC were transferred to Bank of Hawaii's new Hong Kong Branch in 1994. It is anticipated HFC will be dissolved upon receipt of regulatory approval. In 1994, BOHI acquired 51% of NBSI as mentioned earlier. BOHI's total assets represented 1.3% of Bancorp's total assets at year-end 1994.

  Bank of Hawaii International Corporation, New York (BOHICNY), was organized in 1982 as an Edge Act corporation. Bank of Hawaii International Corporation, New York, provides payment, clearing, and settlement services with the New York Clearing House and Clearing House Interbank Payment Service (CHIPS) for both affiliated and unaffiliated banks. BOHICNY had total assets representing 0.9% of Bancorp's total assets at year-end 1994.

  Bancorp Investment Group, Limited was formed in 1991 to provide full service brokerage and other investment services. The company has been operational since February of 1992. In 1994, Bancorp contributed the stock of Bancorp Investment Group, Limited to Bank of Hawaii. As a result, Bancorp Investment Group, Limited became a wholly owned subsidiary of Bank of Hawaii.

  Bankoh Investment Advisory Services, Limited (formerly known as Bankoh Advisory Corporation) was reactivated in 1991 to provide advisory services for businesses seeking to operate in Hawaii. The activity of this company has been very limited during 1994.

  Hawaiian Hong Kong Holdings, Ltd. was incorporated in 1984 to acquire certain foreign real estate expected to be obtained through foreclosure. The transaction never took place and the company remained inactive until 1994. In 1994, the name was changed to Bankoh Corporation, with very limited activity.

  Realty and Mortgage Investors of the Pacific, Limited (RAMPAC), a wholly owned subsidiary, was organized in 1992 as a financial services company in the State of Hawaii. Its activity is focused on commercial real estate lending in Hawaii, and it does not accept deposits. Total assets at year-end 1994 were $50.8 million.

  In 1994, Bank of Hawaii organized Pan-Ocean Insurance Agency, Inc. (Pan-Ocean) as a wholly owned subsidiary. Pan-Ocean will engage in a general insurance agency, insurance sub agency and general insurance brokerage business to the extent permitted under applicable federal and state laws. In 1994, activity has been limited to organization. Business activity is anticipated to begin in 1995.

  Also in 1994, Bank of Hawaii organized Pacific Capital Asset Management, Inc.
(PCAM) as a wholly owned subsidiary. PCAM will act as an investment advisor, primarily to institutional investors, registered with the Securities and Exchange Commission. Activity has been limited to organizing in 1994. PCAM will commence its business operations in 1995.

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

  Bancorp Pacific Inc.'s only significant business is conducted through its wholly owned subsidiary, First Federal, and First Federal's subsidiary, First Savings and Loan Association of America (First Savings).

  First Federal, a federally chartered stock savings and loan association, has been in operation since 1904. First Federal in 1978 merged with Island Federal Savings and Loan Association of Honolulu, Hawaii, and during the 1980s acquired several smaller savings and loan associations. First Federal operates 24 full service offices throughout Hawaii. Its deposits are also insured by the FDIC. Total assets for First Federal represented 7.6% of Bancorp's total assets at year-end 1994.

  First Savings operates in a market area that includes the entire island of Guam and the island of Saipan in the Commonwealth of the Northern Mariana Islands (located approximately 120 miles northeast of Guam). First Savings operates three full-service offices in Guam and one in Saipan. Its deposits are insured by the FDIC. The stock of Bancorp Finance of Hawaii--(Guam), Inc. (BFH-
Guam) was contributed to First Savings in 1991. BFH-Guam, which changed its name from Bankoh Finance, Inc., in 1984, was formed in 1979 through the purchase of the assets of an industrial loan company based in Guam. BFH-Guam has deposit-taking authority under Guam law, but in 1984, BFH-Guam discontinued accepting new deposits and has had no deposit liabilities since 1987. On a consolidated basis, First Savings' assets represented 1.3% of Bancorp's total assets at year-end 1994.

  First National Bank of Arizona (FNBA) was acquired by Bancorp in October 1987. Bancorp and the directors of FNBA (each of whom holds 1,000 qualifying shares) own 100% of the outstanding shares of FNBA. FNBA is organized under the laws of the United States. Its deposits are insured by the FDIC, and it is a member of the Federal Reserve System. FNBA provides customary commercial banking services through four branch offices located in the State of Arizona. During 1994, FNBA sold its Sun City branch and opened a new branch in Scottsdale. FNBA had total assets representing 0.8% of Bancorp's total assets at year-end 1994.

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

  Bancorp Hawaii Small Business Investment Company, Inc., was formed in September 1983 in the State of Hawaii as a small business investment company. Its investment and lending activities were very limited in 1994.

  Three inactive Bancorp subsidiaries were dissolved in 1994. These subsidiaries were Bancorp Business Systems of Hawaii, Inc., Bancorp Hawaii Service Corp., and Bancorp Investment Advisory Services, Inc. Investors Pacific Limited remains the only inactive company and will be dissolved in 1995.

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

COMPETITION

  The financial services industry has become highly competitive. Bancorp, Bank of Hawaii, and First Federal compete with local financial institutions as well as institutions located in the major financial centers of the world. These financial institutions include not only banks and savings associations, but also insurance companies, brokerage houses, mortgage companies, merchandise retailers, consumer finance companies, credit unions, and diversified financial services companies that provide many or all of the services offered by commercial banks and savings institutions but operate without a banking charter and thus free of most of the associated regulatory requirements.

  The State of Hawaii is served by eight commercial banks, six savings associations, approximately nine deposit-taking financial services loan companies, approximately 124 credit unions, and scores of mortgage companies and other financial services firms. The State is also served by a large number of out-of-state institutions and foreign banks. Bank of Hawaii is the largest Hawaii based financial services firm operating in the market. Outside of Hawaii, Bank of Hawaii's primary competition in the Pacific Basin comes from several major U.S. Mainland and foreign banks that operate in those areas. First Federal is the third largest savings association in Hawaii.

  Additional financial institution holding companies or their subsidiaries may enter markets served by Bancorp and thereby provide additional competition. Likewise, if Bancorp, Bank of Hawaii, First Federal, and their subsidiaries pursue additional business opportunities, they will encounter significant competition from other businesses, including ones not associated with banks or financial institution holding companies.

SUPERVISION AND REGULATION

  Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and, as such, is subject to the Act and regulations issued thereunder by the Board of Governors of the Federal Reserve System (the "Board of Governors"). Bancorp is also registered as a bank holding company under the Hawaii Code of Financial Institutions (the "Code") and, as such, is subject to the registration, reporting, and examination requirements of the Code.

  The BHC Act requires prior approval of the Board of Governors of the acquisition by Bancorp of more than 5% of the voting shares of any bank or any other bank holding company. The BHC Act also prohibits until September 29, 1995 the acquisition of more than 5% of the stock of Bancorp by a bank holding company whose operations are principally conducted in a state other than Hawaii, and the acquisition by Bancorp of more than 5% of the stock of any bank located in a state other than Hawaii unless the statutory law of the state in which such bank is located specifically authorizes such acquisition. Certain aspects of this prohibition may be relaxed in the event of supervised takeovers of troubled financial institutions. Beginning September 29, 1995, and subject to certain limits, the BHC Act will allow adequately capitalized and adequately managed bank holding companies to acquire control of banks in any state. Thus, assuming it is judged to be adequately capitalized and adequately managed, Bancorp will no longer be disabled by the BHC Act from acquiring control of banks in any state, and bank holding companies whose operations are principally conducted in states other than Hawaii will no longer be disabled by the BHC Act from acquiring control of Bancorp. An interstate acquisition may not be approved, however, if immediately before the acquisition the acquirer controls an FDIC-insured institution or branch in the state of the institution to be acquired, and if immediately following the acquisition the acquirer would control 30 percent or more of the total FDIC-insured deposits in that state; but a state may waive the 30 percent limitation by statute, regulation, or order, or by certain nondiscriminatory administrative approvals.

  Beginning on June 1, 1997, and earlier if expressly permitted by a nondiscriminatory state law, an adequately capitalized and adequately managed bank may apply for permission to merge with an out-of-state bank and convert all branches of both parties into branches of a single bank. States retain the authority to prohibit such mergers if between September 29, 1994 and June 1, 1997 they enact a statute expressly prohibiting them and that statute applies equally to all out-of-state banks. An interstate merger may not be approved, however, if immediately before the acquisition the acquirer controls an FDIC-insured institution or branch in the state of the institution to be acquired, and if immediately following the acquisition the acquirer would control 30 percent or more of the total FDIC-insured deposits in that state; but a state may waive the 30 percent limitation by statute, regulation, or order, or by certain nondiscriminatory administrative approvals. Banks are also permitted to open newly-established branches in any state that expressly permits all out-of-state banks to open newly-established branches, if the law applies equally to all banks.

  The BHC Act also prohibits, with certain exceptions, Bancorp from acquiring direct or indirect control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than those of banking, managing or controlling banks or other subsidiaries authorized under the BHC Act, or furnishing services to or performing services for its subsidiaries. Among the permitted activities is the ownership of shares of any company the activities of which the Board of Governors determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Board of Governors is required to weigh the expected benefits to the public, such as greater convenience, increased competition, or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Board of Governors has adopted regulations that specify various activities as being so closely related to banking or managing or controlling banks as to be a proper incident thereto. The exact nature and scope of such activities have been the subject of intense national debate, and thus, they may change and become more broad as they evolve over time.

  In 1989 Congress expanded the authority of bank holding companies to acquire savings associations, subject to approval by the Board of Governors. Bank holding companies may acquire healthy as well as failed or failing savings associations in any state, without regard to whether the bank holding company can operate a bank in that state.

  Congress in 1989 restructured the regulation of the savings and loan industry and its deposit insurance and provided a new regulatory structure for the resolution of troubled and insolvent savings associations. Congress in 1989 also increased the insurance premiums to be paid by FDIC-insured institutions and permitted the FDIC to impose cross-guarantee liability on insured institutions for any cost or loss incurred by the FDIC in connection with the default by, or assistance to, a commonly controlled institution.

  By virtue of Section 23A of the Federal Reserve Act and Section 18(j) of the Federal Deposit Insurance Act, Bancorp and its subsidiaries are "affiliates" of Bank of Hawaii and FNBA and are subject to the provisions of Section 23A, which limit the amount of and require substantial security for loans and extensions of credit by Bank of Hawaii or FNBA to, and investments in, Bancorp or certain of its subsidiaries and the amount of advances to third parties collateralized by the securities and obligations of Bancorp or certain of its subsidiaries. Sections 23A and 18(j) are designed to assure that the capital of depository institutions such as Bank of Hawaii and FNBA is not put at risk to support their non-bank affiliates. A similar provision, Section 11 of the Home Owners' Loan Act, subjects the thrift subsidiaries of Bancorp to essentially the same limitations in their transactions with their "affiliates," including Bancorp. Also, Bancorp and its subsidiaries are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

  Bank of Hawaii is subject to supervision and examination by the FDIC and the Department of Commerce and Consumer Affairs of the State of Hawaii. FNBA is subject to supervision and examination by the Comptroller of the Currency and in certain respects the FDIC.

  Banks, including Bank of Hawaii and FNBA, are subject to extensive federal and (in the case of Bank of Hawaii) state statutes and regulations that significantly affect their business and activities. Banks must file reports with their regulators concerning their activities and financial condition and obtain regulatory approval to enter into certain transactions. Banks are also subject to periodic examinations by their regulators to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, foreign and international operations, limitations on loans to one borrower and loans to affiliated persons, and other aspects of the business of banks. Recent federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation, and other matters. Similar provisions subject savings associations, including First Federal, to comparable requirements and restrictions. Legislation adopted in 1994 gives the federal banking agencies greater flexibility in implementing standards on asset quality, earnings, and stock valuation. Regulatory authorities have broad authority to initiate proceedings designed to prohibit banks and savings associations from engaging in unsafe and unsound banking practices.

  Bancorp Pacific, as a savings and loan holding company, is subject to supervision by the Office of Thrift Supervision ("OTS"), and its thrift subsidiaries are subject to supervision by the OTS and in certain respects the FDIC. As owner of all of the stock of Bancorp Pacific, Bancorp is itself registered with the OTS as a savings and loan holding company and in such capacity is subject to various OTS regulations, examinations, and reporting requirements.

  The Home Owners' Loan Act and regulations issued thereunder generally prohibit a savings and loan holding company, directly or indirectly, from (i) acquiring control of an insured savings institution or its holding company without prior OTS approval; (ii) acquiring more than 5% of the voting shares of an insured savings institution or holding company that is not a subsidiary; or
(iii) acquiring control of an uninsured savings institution. No director or officer of a savings and loan holding company or person owning or controlling more than 25% of its voting shares may, except with the prior approval of the OTS, acquire control of an insured savings association that is not a subsidiary of that holding company.

  Congress adopted legislation in 1991 to permit the FDIC to increase deposit insurance assessment rates for insured banks and to levy emergency special assessments against insured institutions. In response, the FDIC adopted a risk-based premium schedule which increased the assessment rates for most FDIC-insured depository institutions. At the present time, the premiums range from $.23 to $.31 for every $100 of deposits. As the FDIC increases its insurance reserves, a future reduction in assessment rates, particularly for the best managed banks, becomes more likely. The actual assessment rate for a particular institution depends in part upon the risk classification the FDIC assigns to that institution. The FDIC may raise an institution's insurance premiums or terminate insurance altogether upon a finding that the institution has engaged in unsafe and unsound practices. The United States Congress may consider further measures to strengthen the insurance funds administered by the FDIC, particularly the Savings Association Insurance Fund which generally insures the deposits of savings associations, or to defray the costs of FDIC operations, or for other purposes. Implementation of such measures may change assessment rates or modify the extent or nature of insurance coverage, or merge the bank and savings association insurance funds.

  The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA") requires the federal banking regulators to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements and imposes certain restrictions upon banks which meet minimum capital requirements but are not "well capitalized" for purposes of FDICIA. FDICIA generally prohibits a depository institution from paying any dividend or making any capital distribution or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to regulatory monitoring and may be required to divest themselves of or liquidate subsidiaries. Holding companies of such institutions may be required to divest themselves of such institutions or divest themselves of or liquidate nondepository affiliates. Critically undercapitalized institutions are prohibited from making payments of principal and interest on subordinated debt and are generally subject to the mandatory appointment of a conservator or receiver.

  Further, a bank that is not well capitalized is generally subject to various restrictions on "pass through" insurance coverage for certain of its accounts and is generally prohibited from accepting brokered deposits and offering interest rates on any deposits significantly higher than the prevailing rate. Such banks and their holding companies are also required to obtain regulatory approval before retaining senior executive officers.

  Subject to certain exceptions, FDICIA (as modified in 1992) restricts certain investments and activities as principal by state nonmember banks (including Bank of Hawaii) and requires the federal banking regulators to prescribe standards for extensions of credit secured by real estate or made to finance improvements to real estate, loans to bank insiders, regulatory accounting and reports, internal control reports, independent audits, and other matters, and requires that insured depository institutions generally be examined on-site by federal or state personnel at least once every twelve months.

  Federal legislation enacted in 1992 affords the federal banking agencies limited discretion to provide relief from certain regulatory requirements to depository institutions doing business or seeking to do business in an emergency or major disaster area. The Omnibus Budget Reconciliation Act of 1993 affects the amortization of intangible assets by banks, requires securities dealers (including banks) to adopt mark-to-market accounting with respect to certain of their securities in calculating income taxes, and establishes a preference for depositors in liquidations of FDIC-insured banks.

  Bills are now pending or expected to be introduced in the United States Congress that contain proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted, these bills could increase or decrease the cost of doing business, limit or expand permissible activities (including activities in the insurance and securities fields), or affect the competitive balance among banks, savings associations, and other financial institutions. Some of these bills would reduce the extent of federal deposit insurance, broaden the powers of bank holding companies, promote more open financial markets for U.S. banks and financial companies in foreign nations, regulate banks' derivatives activities and sales of investment products such as mutual fund shares, and realign the structure and jurisdiction of various financial institution regulatory agencies. Whether or in what form any such legislation may be adopted or the extent to which the business of Bancorp might be affected thereby cannot be predicted.

ITEM 2. PROPERTIES

  Note D to the Audited Financial Statements on pages 52 to 53.

ITEM 3. LEGAL PROCEEDINGS

  Note J to the Audited Financial Statements on page 56.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of 1994 to a vote of security holders through the solicitation of proxies or otherwise.

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

  Year-End Summary--Table 23 on page 39.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                             PERFORMANCE HIGHLIGHTS

  Bancorp Hawaii, Inc. (Bancorp) reported earnings of $117.7 million for 1994, down 11.2% from $132.6 million reported for 1993. The decline ended Bancorp's impressive 17 year series of earnings increases and was attributable to a significant rise in interest rates, coupled with a very sluggish Hawaii economy.

  A discretionary restructuring of the "available for sale" securities portfolio accounted for $9.3 million of the earnings decline. Bancorp sold $350 million par value of securities and reinvested most of the proceeds in shorter term assets at higher yields. The transactions reduced Bancorp's earnings sensitivity to rising interest rates, while increasing the yield on the assets exchanged by 150 basis points.

  For reasons stated above, Bancorp did not meet its 1994 earnings targets of 10%--12% earnings growth, a 1.00% or higher return on average assets (ROAA) and a 16% or higher return on average equity (ROAE). In 1994, earnings growth was negative, ROAA was 0.93% and ROAE was 12.13%. Bancorp did exceed its capitalization targets, achieving an average equity to average asset ratio of 7.71%, relative to a 6% minimum target and it did easily maintain its regulatory designation as a "well capitalized" financial institution.

  Asset quality reflected significant improvement during 1994 from already strong levels at the end of 1993. Total Non-Performing Assets (including loans 90+ days past due) declined to $64.8 million, 0.82% of total loans at year-end 1994, reflecting a 17.8% decrease from $78.8 million reported at year-end 1993. Relative to outstanding loans, Non-Performing Assets (NPA) (excluding loans 90+ days past due) dropped to 0.67% as of year-end, down from 0.95% at year-end 1993 and 1.34% at year-end 1992. Bancorp has generally maintained a level of NPA to outstanding loans of under 1% and the improvement for 1994 reflects the result of continuing the aggressive management of NPA and an aggressive charge-off strategy. The effects of that strategy, while conservative, have a positive aspect as seen in the higher level of recoveries reported in 1994. Recoveries totaled $25.3 million for the year, up from $8.2 million in 1993. Correspondingly, net charge-offs were minimal in 1994 at $0.1 million, compared with $57.5 million or 0.82% of average loans in 1993. As expected, we realized approximately $12.3 million in recoveries relative to the $45.7 million unusual leasehold property charge-offs realized in 1992 and 1993. Finally, the reserve for loan losses totaled $148.5 million at the end of 1994, representing 1.92% of loans outstanding, up from $125.3 million and 1.76%, respectively at year-end 1993.

  Bancorp recognized non-interest income, excluding securities gains and losses, of $146.2 million, representing a 16.5% increase over 1993. The large increase was fueled by increases in fees, exchange and other service charge income. Trust income showed strong growth with an increase of 18.9% over 1993. This growth reflects the benefits of the full year inclusion of income from American Financial Services acquired in May of 1993.

  Additionally in 1994, Bancorp announced two programs to repurchase some of its common shares of stock. The first program amounted to approximately 750 thousand shares and was completed prior to year-end 1994. In December, the Board of Directors approved another repurchase program for up to 2 million shares. Bancorp has recognized that in a sluggish Hawaiian economy, opportunities to employ incremental capital at attractive returns may not be plentiful and that its best alternative use for the capital may be the purchase of Bancorp common stock.

                             PERFORMANCE HIGHLIGHTS
                                    TABLE 1

                                   1994                   1993
                         ---------------------------  --------------   FIVE-YEAR
                                           PERCENT                      COMPOUND
   EARNINGS MEASURES        AMOUNT         CHANGE        AMOUNT          GROWTH
   -----------------     --------------  -----------  --------------  ------------
                          (IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
Net Income.............. $       117.74        -11.2% $       132.57          8.1%
Earnings Per Common
 Share..................           2.75        -11.0            3.09          5.1
Average Assets..........       12,596.6        + 0.1        12,585.8         12.4
Average Loans...........        7,393.7        + 5.8         6,991.0         11.1
Average Deposits........        7,295.2        - 3.1         7,532.4          4.3
Average Shareholders'
 Equity.................          970.9        + 8.7           892.9         16.9
                                                                       FIVE-YEAR
   PERFORMANCE RATIOS      OBJECTIVE        1994          1993          AVERAGE
   ------------------    --------------  -----------  --------------  ------------
Return on Average As-
 sets...................           1.00%        0.93%           1.05%        1.03%
Return on Average Equi-
 ty.....................          16.00%       12.13           14.85        15.36
Average Equity to Aver-
 age Assets Ratio.......           6.00%        7.71            7.09         6.79
Loss Reserve to Loans
 Outstanding............                        1.92            1.76         1.78
Tier I Capital Ratio....            6.0        10.39           10.79
Total Capital Ratio.....           10.0        12.99           13.60
Leverage Ratio Require-
 ment...................            5.0         7.28            6.89

             MARKET PRICES, BOOK VALUES AND COMMON STOCK DIVIDENDS
                                    TABLE 2

                                  MARKET PRICE (MP) RANGE    HIGH MP AS
                               ----------------------------- A PERCENT
             YEAR               HIGH   LOW   BOOK VALUE (BV)   OF BV    DIVIDEND
             ----              ------ ------ --------------- ---------- --------
1990.......................... $24.55 $14.00     $15.38         160      $ .70
1991.......................... $31.83 $18.89     $17.45         182      $ .78
1992.......................... $34.67 $26.83     $19.68         176%     $ .85
1993.......................... $35.92 $26.67     $22.00         163%     $ .90
  First Quarter...............  35.92  28.83                               .21
  Second Quarter..............  35.59  28.42                               .23
  Third Quarter...............  30.17  26.67                               .23
  Fourth Quarter..............  30.00  26.75                               .23
1994.......................... $34.75 $24.13     $23.10         150%     $1.04
  First Quarter...............  31.88  26.92                               .26
  Second Quarter..............  34.75  29.38                               .26
  Third Quarter...............  34.00  29.25                               .26
  Fourth Quarter..............  30.38  24.13                               .26

BANCORP'S MARKETS

  Bank of Hawaii, Bancorp Hawaii's primary subsidiary, expanded its operations beyond Hawaii and opened its first branch in the Marshall Islands in 1959. Since then Bancorp's presence across the Asia-Pacific Rim has expanded steadily and developed into distinct markets that have each contributed to the company's overall performance. Foremost among these markets is Hawaii. Three other markets include the Intra-Pacific Region, Asian Rim and the U.S. Mainland.

  Hawaii is Bancorp's oldest and largest market. For the past 98 years, the bank has provided financial services to the people of Hawaii and earned its position as Hawaii's largest financial organization. Throughout the years, Bancorp has continued to offer financial products and services to meet the needs of Hawaii's growing economy. In contrast to the latter half of the 1980s, when Hawaii registered growth above the national average, Hawaii's economy in the early 1990s was one of slow growth. Now, Hawaii is beginning to experience a gradual recovery from that period with the growth in real Gross State Product
(GSP) for 1994 estimated at 1% and 1995 real GSP forecast between 1.5 and 2.5%. Of the state's three largest economic sectors, tourism, construction and federal expenditures, tourism's performance was the strongest in 1994. Construction is expected to stabilize in 1995. Within this sector, residential housing demand remains strong despite the changing interest rate environment. In 1993, the federal government expended more than $7 billion in Hawaii, with a similar total estimated for 1994. Approximately $4 billion are federal civilian expenditures which includes a federal workforce of about 32,000 people in Hawaii. Federal military expenditures totaled approximately $3 billion in 1993. Although national reductions in military spending are expected to continue, Hawaii has had minimal cuts to date, which is expected to continue as Hawaii remains a significant and strategic location for military presence in the Pacific.

  Tourism is beginning its recovery from a three-year decline which began with the Gulf War. For 1994, the Hawaii Visitors Bureau (HVB) estimates a 5.4% increase in total arrivals. The positive outlook extends to 1995 with the HVB expecting a 2 to 4% growth in visitor arrivals which would bring approximately
6.5 to 6.7 million tourists to Hawaii. Both Eastbound (primarily Japan) and Westbound (mainly U.S. Mainland) visitor travel rose in 1994. The HVB expects 1994 to be a record year in Japanese tourists to Hawaii. With the recovery of tourism, hotel occupancy levels are estimated to be 76.5% in 1994 and 78% in 1995. These positive trends also point to an estimated increase in visitor expenditures of 8.8% in 1994 and 4 to 5% in 1995.

  Bancorp has been a player in the Intra-Pacific region for nearly four decades. This market spans island nations across the South and West Pacific that have become participants in the economic growth occurring within the Asia-Pacific Rim. Bancorp is the only Hawaii-based financial organization to have such a broad presence in this region. With 13 office locations and six Pacific Island affiliates, Bancorp continues to see opportunities for growth and expansion. The largest and most established of our operations are Bancorp's branches on Guam, which have greatly benefited from the economic growth in Asia. Our most recent expansion occurred in 1994 as Bancorp acquired 51% of the National Bank of Solomon Islands (NBSI) with ten branches and 50 agencies across the Solomon Islands. Also in 1994, additional branches were opened in Fiji and Saipan. As the economic role of nations in the Intra-Pacific increases Bancorp will continue to benefit from the increased trade flows between these island nations and Asian countries.

  The Asian Rim is another market that Bancorp has developed over the last three decades. Beginning with Japan in the 1970s, Bancorp's Asian foothold now includes Hong Kong, Korea, Philippines, Singapore and Taiwan. Activities in this market focus primarily on trade financing that involves flows of funds, such as letters of credit. Bancorp has been successful in meeting the trade financing needs of its customers interested in participating in Asia's growth. Bancorp also provides correspondent banking services and selected lending services to this market. Providing services to investors looking for investments in Hawaii is the focus of Bankoh Investment Advisory Services. The International Banking Division which oversees our operations in Asia assists the wide range of customers through specific units such as the Japan, China, Korea and Philippine Marketing Groups. These groups are located in Hawaii and provide new customers with bankers who speak their language and understand their culture, making business transactions flow more smoothly.

  The U.S. Mainland is a market that provides opportunities for continued loan growth. Bancorp's focus in this market continues to be companies that have interests in the Pacific, Fortune 1000 companies with interests in the Pacific, and the media and communications industry. In the media and communications industry, Bancorp has developed a niche market and established itself as a knowledgeable and responsive lender. For companies that have a Pacific orientation, Bancorp's presence throughout the Pacific is invaluable. In working with these borrowers, Bancorp continues to adhere to its strict lending policies. As indicated earlier, the U.S. Mainland market focuses on Fortune 1000 companies which Bancorp will continue to pursue. First National Bank of Arizona (FNBA) continues its growth focusing on the commercial/small business area.

SUBSIDIARY ACTIVITY

  Bank of Hawaii is the largest of Bancorp's subsidiaries. Bank of Hawaii reported total assets of $11.3 billion at year-end 1994, 89.4% of Bancorp's total assets. Since Bank of Hawaii represents a large component of Bancorp, much of the discussion in the following sections reflect the Bank's operations. The following paragraphs are discussions of the other subsidiary activity.

  The merging of American Financial Services, Inc. (AFS) (acquired in 1993) and the integration of accounting systems, trust procedures and staff was completed in 1994. A critical mass of assets under administration has reached a combined $11.9 billion. The impact of the acquisition and consolidation of AFS and Hawaiian Trust Company, Limited (HTCo) can clearly be seen in the growth in trust income. Trust income approached $50 million ending 1994 at $48.6 million, an increase of 18.9% over 1993's $40.9 million, and a sizable increase over 1992's $30.5 million.

  Bancorp Pacific, Inc. (formerly known as FirstFed America, Inc.), a thrift subsidiary, continues to be a consistent contributor to Bancorp's earnings through its subsidiary First Federal Savings and Loan Association of America (First Federal). First Federal's earnings for 1994 were $18.4 million, a slight decrease of 2.7% from 1993's total earnings of $18.9 million. This was accomplished with an asset base of $1.1 billion at year-end 1994, which translated into ROAA of 1.73%. Credit quality remained strong, with NPA of only 0.46% of total loans outstanding (primarily secured by residential real estate) and a reserve ratio of 0.86% of outstanding loans at year-end 1994. At year-end 1994, First Federal reported a total risk-based capital ratio of 17.9%, which far exceeds statutory minimums and ratios at peer savings and loan companies.

  Driven by improved loan quality and a resurgent Arizona economy, FNBA again reported improved results for 1994. Net income exceeded one million for 1994 at $1.7 million, compared to $735,000 for 1993. Lending activity at FNBA in Arizona has increased with loans growing to $94.0 million at year-end 1994. NPA also continues to improve and as a percent of total loans outstanding, were 1.48% at year-end 1994 compared to 1.83% at the end of 1993. The ratio of reserves to loans outstanding was 8.89% at year-end 1994, compared to 9.64% at year-end 1993. FNBA's total risk-based capital ratio exceeded regulatory minimums at 12.03%.

  The following sections will cover in more detail, Bancorp's performance and activities during 1994. The areas that will be covered include:

  . Risk Elements Involved in Lending Activities
  . Asset-Liability Management
    . Capital Adequacy
    . Interest Rate Risk and Derivatives
    . Liquidity Management
    . Control of Net Overhead
  . Income Taxes
  . Fourth Quarter Results

                  RISK ELEMENTS INVOLVED IN LENDING ACTIVITIES

RISK PROFILE OF LENDING ACTIVITY

  The lending environment over the last year has been challenging. The interest rate changes and the slowed Hawaii economy have affected a large part of Bancorp's lending activities reflected in the low rate of increase of the loan portfolio and yields on loans. The economic recovery on the U.S. Mainland has resulted in new challenges; along with many financial institutions across the nation, lending focused on Fortune 1000 companies. The result was increased competition for these loans and reduced spreads. At year-end 1994, $1.3 billion, or 16.4% of Bancorp's total loan portfolio was to U.S. Mainland based companies as compared to $1.3 billion at year-end 1993 and $1.2 billion at year-end 1992. Many of these companies are active in Hawaii and the Pacific.

  In 1994, certain sections of the loan portfolio saw increased activity and growth. Mortgage lending, mainly residential, started 1994 at a brisk pace which tapered off as rates began to rise. Other loan categories saw various levels of growth. The categories reporting declines were the leasing and construction loan portfolios.

  Table 3 presents the year-end balances broken down into the various loan categories. The activity mentioned earlier has changed the mix of loans in Bancorp's portfolio. Real estate loans continue to comprise a large portion of the loan portfolio. Real estate loans made up 53.8% of the total at year-end 1994 compared with 53.4% at year-end 1993. Within the real estate category, mortgage-residential loans represented 36.4% of total loans, while mortgage-commercial loans represented 15.7% of total loans at year-end 1994. Table 4 presents the geographic distribution of the loan portfolio based on the major markets in which Bancorp operates. The distribution remained relatively constant between 1994 and 1993.

                            LOAN PORTFOLIO BALANCES
                                    TABLE 3

                                     1994     1993     1992     1991     1990
                                   -------- -------- -------- -------- --------
                                             (IN MILLIONS OF DOLLARS)
Domestic Loans
  Commercial and Industrial....... $1,830.8 $1,709.2 $1,864.1 $1,746.9 $1,639.8
  Real Estate
    Construction--Commercial......    113.1    136.2    220.2    229.4    205.6
Residential.......................     17.9     35.1     40.4     42.0     69.3
    Mortgage--Commercial..........  1,241.0  1,230.6    991.9  1,021.9    952.4
Residential.......................  2,872.8  2,476.0  2,189.1  2,003.5  1,937.3
  Installment.....................    741.6    676.2    655.9    651.3    712.0
  Lease Financing.................    378.1    401.6    393.4    357.1    341.5
                                   -------- -------- -------- -------- --------
      Total Domestic..............  7,195.3  6,664.9  6,355.0  6,052.1  5,857.9
Foreign Loans
  Government and Official Institu-
   tions..........................      --       --       --       --       0.4
  Bank and Other Financial Insti-
   tutions........................    299.0    295.8    285.6    384.3    390.9
  Commercial and Industrial.......    364.2    259.4    288.5    284.6    234.9
  All Others......................     33.5     38.3     34.5     38.1     29.1
                                   -------- -------- -------- -------- --------
      Total Foreign...............    696.7    593.5    608.6    707.0    655.3
                                   -------- -------- -------- -------- --------
        TOTAL LOANS............... $7,892.0 $7,258.4 $6,963.6 $6,759.1 $6,513.2
                                   ======== ======== ======== ======== ========

  The following sections discuss the different loan categories.

COMMERCIAL AND INDUSTRIAL LOANS

  As shown on Table 3, the commercial and industrial loan (C&I) portfolio, which includes commercial, financial and agricultural loans, was $1.8 billion, up 7.1% from year-end 1993. This portfolio which makes up 23.2% of the total loans consists of lending to individuals and companies on both a secured and unsecured basis for business purposes. Customers and collateral vary based on the type of business involved. The portfolio is made up of approximately 6,700 loans. Approximately 88% of these loans have balances less than $500,000, most of which would be classified as small customers. Larger customers, such as multi-national corporations and large U.S. mainland companies represent approximately 81% of the total C&I loan balance.

  Bancorp's focus in lending to companies on the U.S. Mainland is to Fortune 1000 companies, companies with a Pacific orientation and selected niches where lending expertise has developed over the years. The communication/media portfolio is considered such a niche. Total loans and leases of this type stood at $526.4 million at year-end 1994, an increase of 22.5% from year-end 1993. This category can be refined further into cable television, publishing, telecommunications and diversified media/entertainment, which represented respectively, 12.0%, 4.1%, 4.9% and 7.8% of the total C&I loan portfolio at year-end 1994. At year-end 1994, there were no loans in the communication/media portfolio which were classified as NPA.

  C&I loans that were classified as non-performing totaled $20.3 million or 38.2% of total NPA at year-end 1994. For comparative purposes, $16.7 million and $52.6 million were classified as NPA at year-ends 1993 and 1992, respectively.

LEASING ACTIVITIES

  Equipment leases have been an important component of the overall loan portfolio by providing customers with an alternative to traditional lending products. The tax benefit received by Bancorp is also an important component of Bancorp's tax planning strategy. Activity in the leasing portfolio has also been limited by the slowing economy and strong competition. Leases outstanding declined to $378.1 million, down 5.9% from year-end 1993. The lease portfolio remains diversified, with various types of equipment under lease. Leased equipment include aircraft, ships, automobiles and trucks, office equipment, computers and others. NPA in the leasing category were $0.8 million, $0.3 million, and $0.07 million at year-ends 1994, 1993 and 1992, respectively.

REAL ESTATE LOANS

  At year-end 1994, Bancorp's total real estate loan portfolio stood at $4.2 billion, up 9.5% from year-end 1993. Real estate loans represented 53.8% of the total loan portfolio at year-end 1994. The real estate loan portfolio is divided into construction and mortgages as shown on Table 3.

  The largest individual component of the real estate loan portfolio are loans secured by 1-to-4 family residential property. At $2.9 billion, this group represented 67.7% of total real estate loans at year-end 1994 and 36.4% of total loans outstanding. About 90% of these loans are secured by real estate in Hawaii (see Table 4). Approximately 70% of the 1-to-4 family residential mortgage loans are underwritten on a floating rate basis. The average 1-to-4 family mortgage loan has been outstanding about 5.6 years with an outstanding balance of $129,000. For 1994, Bancorp's average principal mortgage loan amount originated was $186,000, up from the $166,000 average for 1993 and the $181,000 average for 1992. The 1994 average loan origination at First Federal was $166,000 compared with $202,000 for Bank of Hawaii. The median single family home price on Oahu was $360,000, $358,000 and $349,000 in 1994, 1993 and 1992,
respectively.

  In January 1995, Bank of Hawaii securitized $412.2 million of its adjustable rate mortgage loans through Federal National Mortgage Association (FNMA) to create greater liquidity. See a further discussion in the liquidity section.

  Also included in the real estate portfolio are home equity creditlines. Available credit under these lines was $490.4 million at year-end 1994. Outstandings have declined from $334.3 million at year-end in 1993 to $323.4 million at year-end 1994. These creditlines are underwritten based on repayment ability rather than the value of the underlying property. However, home equity creditlines are generally limited to 75% of the value of the collateral including prior liens. At year-end, home equity creditline balances past due 90 days or more totaled $0.8 million, compared with $0.4 million at year-end 1993.

  At year-end 1994, NPAs in the mortgage-residential category (excluding construction loans) totaled $15.1 million, or 28.4% of total NPA.
Comparatively, mortgage-residential NPA totaled $16.4 million and $17.7 million at year-ends 1993 and 1992, respectively. Foreclosed real estate, at year-end 1994, was an insignificant $0.6 million, which consisted of only seven properties, most of which are in Hawaii.

  The commercial real estate portfolio (excluding construction loans) totaled $1.2 billion at year-end 1994, increasing 0.8% from year-end 1993. Table 3 presents the balances outstanding in this portfolio over the last five years. Of the properties collateralizing Bancorp's commercial real estate loans, about 78.3% were located in Hawaii.

  The commercial real estate loan portfolio is diversified in the types of property securing the obligations. Of the $1.2 billion in total commercial real estate loans at year-end 1994, $263.2 million represented loans secured by shopping centers; $202.3 million represented loans secured by commercial/industrial/warehouse facilities; and $199.3 million represented loans secured by office buildings. Generally, loans secured by commercial/industrial/warehouse facilities and office buildings are either solely or partially owner-occupied.

  Non-performing commercial real estate loans at year-end 1994 totaled $14.1 million or 26.5% of total NPA. Comparatively, commercial real estate NPA at year-ends 1993 and 1992 totaled $13.1 million and $11.4 million, respectively. Foreclosed real estate, at year-end 1994 included no commercial properties.

  Total commercial construction loans were $113.1 million at year-end 1994, a 17.0% decrease from year-end 1993. The trend in this portfolio has been declining since 1991 reflecting the economic conditions and Bancorp's lending policy. Bancorp maintains a conservative underwriting policy, as these loans by their nature have greater risk. For the majority of these loans, Bancorp looks to the cash flow of the completed projects and committed permanent financing for repayment, rather than the value of the property. A dissection of the construction lending portfolio at year-end 1994 shows commercial land development, $10.6 million; housing construction, $17.9 million; tract and land development for residential housing, $29.2 million; retail facilities, $29.2 million; industrial projects, $23.5 million and commercial offices, $5.8 million. These loans were concentrated in property located in Hawaii ($103.9 million).

  At the end of 1994, construction non-performing loans totaled $1.5 million or 2.8% of total NPA, compared to year-end 1993 when $17.7 million was reported and year-end 1992 when there were no construction NPA reported.

CONSUMER LOANS

  Total consumer loans (excluding residential mortgage and home equity loans) increased to $741.6 million, up 9.7% from year-end 1993. In 1994, Bancorp opportunistically sought to increase this category of loans implementing programs directly targeted to increase credit card balances and consumer installment loans. Looking to Table 3 and the five year trend, there is a growth trend reflecting Bancorp's effort in this category.

  Bancorp issues Classic and Gold VISA credit cards which are held by more than 146,000 cardholders. In January 1995, Bank of Hawaii announced the co-branding of its VISA card with Continental Airlines. Offering the cards, which include frequent flyer credits, in Hawaii, Guam and the Federated States of Micronesia, is expected to increase the number of cardholders and balances in 1995. Outstanding balances for VISA cards totaled $239.4 million at year-end 1994, an increase of 17.3% from year-end 1993. The average credit limit on these accounts was $6,200 for 1994 with an average outstanding balance of $1,600, compared with an average outstanding balance of $1,400 for 1993 and $1,320 for 1992. At year-end 1994, 0.9% of the accounts (based on balances) were delinquent more than 90 days, compared with 0.6% at both year-end 1993 and 1992.

INTERNATIONAL LENDING

  Foreign loans at the end of 1994 totaled $696.7 million, up 17.4% from year-end 1993. Bancorp maintains a cautious approach to the international marketplace with a lending strategy that focuses primarily on short term trade finance and working capital loans for companies doing business in the Pacific and the Asian Rim. The lending activities in Japan, Korea and Singapore remain the most significant with U.S. dollar equivalent loans outstanding at year-end 1994 at branches in these countries of $356.9 million, $96.3 million, and $106.7 million, respectively. Foreign loan totals include the U.S. dollar equivalent loans of Fiji branches of Bank of Hawaii, NBSI and Banque d'Hawaii (Vanuatu) Limited which aggregated $30.6 million at year-end 1994. Long term exposure to less developed countries (LDC) remain modest and stood at $1.0 million at year-end 1994.

  Loans to other foreign countries remain modest. Table 10 presents the outstanding cross-border exposures that exceed 0.75% of Bancorp's total assets at year-end 1994.

  NPA in the international portfolio have remained at low levels. At year-end 1994, there were $0.3 million in international NPA, compared to no NPA reported at year-end 1993 and $5.0 million at year-end 1992. As indicated on Table 7, losses in the international portfolio have decreased in 1994 to $0.7 million, 0.1% of outstanding international loans.

GEOGRAPHIC DISTRIBUTION OF THE LOAN PORTFOLIO

  The distribution of the loan portfolio by geographic areas is presented in Table 4. The majority of Bancorp's loans (64.7%) were located in Hawaii at year-end 1994. The balances reflected in the West and South Pacific include Guam and other Pacific Islands where both Bank of Hawaii and First Federal's subsidiary, First Savings and Loan Association of America, have branches. U.S. dollar equivalent loans of NBSI and Banque d'Hawaii (Vanuatu) Limited are also included in these totals. The modest real estate loans in the U.S. mainly represent mortgage lending in Arizona.

                   GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO
                                    TABLE 4

                            TOTAL              WEST &
                           YEAR-END             SOUTH   MAINLAND
                             1994     HAWAII   PACIFIC    U.S.    JAPAN   OTHER
                           --------  --------  -------  --------  ------  ------
                                       (IN MILLIONS OF DOLLARS)
Commercial, Financial and
 Agricultural............  $1,830.8  $  795.2  $142.0   $  893.6  $  --   $  --
Real Estate
  Construction--
   Commercial............     113.1     103.9     1.6        7.6     --      --
  Residential............      17.9      12.6     5.3        --      --      --
  Mortgage--Commercial...   1,241.0     971.2   177.4       92.4     --      --
  Residential............   2,872.8   2,550.7   290.5       31.6     --      --
Installment..............     741.6     587.0   150.6        4.0     --      --
Foreign..................     696.7       --     38.7        --    356.9   301.1
Lease Financing..........     378.1      82.0     9.4      263.0     --     23.7
                           --------  --------  ------   --------  ------  ------
  Total..................  $7,892.0  $5,102.6  $815.5   $1,292.2  $356.9  $324.8
                           --------  --------  ------   --------  ------  ------
Percentage of Total......     100.0%     64.7%   10.3%      16.4%    4.5%    4.1%
                           ========  ========  ======   ========  ======  ======

NON-PERFORMING ASSETS AND PAST DUE LOANS

  Non-performing assets (which include non-accrual loans, restructured loans and foreclosed real estate) totaled $53.2 million at year-end 1994, compared to $68.8 million at the end of 1993. The decrease from year-end 1993 reflects the continuing aggressive posture on handling NPA further described below. Table 6 presents this ratio for the last 5 years with the accompanying graph depicting the ratio of the Montgomery Securities Regional Bank Proxy for the same period.

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

  At year-end 1994, NPA loans secured by real estate totaled $30.7 million or 57.7% of total NPAs; of this total, $26.2 million or 85.3% of these loans were secured by real estate in Hawaii. NPA in the West and South Pacific and Asia were minimal. A focus on quality credits and cautious asset growth remains the objective in Arizona. NPA in Arizona has improved, and represented 2.6% of total NPA or $1.4 million at year-end 1994, compared to $2.0 million and 2.91% of total NPA at year-end 1993. FNBA's loan quality has improved considerably over the last several years and at the end of 1994 NPA was 1.48% of total loans outstanding compared with 1.83% and 4.00% at year-ends 1993 and 1992, respectively.

  First Federal's NPA totaled $4.8 million at year-end 1994, one third of the $13.4 million reported at year-end 1993. The decrease reflects the reclassification of a restructured loan and the charge-off of several credits. Total NPA at First Federal represented 0.46%, 1.47% and 1.20% of total loans outstanding at year-ends 1994, 1993 and 1992, respectively.

  Bancorp had no restructured loans to report at year-end 1994. The efforts of negotiating workout agreements with loans in the NPA category has been aggressive. Negotiation of these workouts continue to demand limited concessions and seek market rates of interest. Comparatively, restructured loans totaled $6.3 million at year-end 1993 and $8.6 million at year-end 1992.

  Bancorp has made good progress in handling of foreclosed real estate. Balances have been reduced to $0.6 million at year-end 1994. This reflects Bancorp's ability to liquidate the collateral and avoid taking possession of new foreclosed real estate. In 1994, losses on the sale of foreclosed real estate were $700,000. Foreclosed real estate for Bancorp at year-end 1994 represents only seven properties, most of which are in Hawaii.

  Loans past due 90+ days totaled $11.6 million at year-end 1994, a modest increase from year-end 1993 when $10.0 million was reported. This is less than half the $24.2 million reported at year-end 1992 and reflects a return to levels experienced in earlier years (see Table 6). The largest category of past due loans is installment loans which reported $5.9 million past due at year-end 1994, 0.8% of total outstanding installment loans. Residential mortgage loans reported $3.9 million in past due loans, 0.1% of outstanding residential mortgages at year-end 1994. The largest single loan past due 90 days at year-end was $486,000 in the residential mortgage category.

  In 1994, Bancorp recorded $79,000 in interest reversals relating to non-accrual loans compared to $700,000 in 1993. In 1994, $4.0 million in interest was collected on previously non-accrual and charged off loans, an increase from the $2.5 million collected in 1993.

                       FOREGONE INTEREST ON NON-ACCRUALS
                            YEARS ENDED DECEMBER 31
                                    TABLE 5

                                                      1994 1993 1992 1991 1990
                                                      ---- ---- ---- ---- ----
                                                      (IN MILLIONS OF DOLLARS)
Interest Income Which Would Have Been Recorded Under
 Original Terms:
  Domestic........................................... $5.4 $5.3 $7.0 $4.2 $3.2
  Foreign............................................  0.1  --   0.3  --   --
Interest Income Recorded During the Current Year on
 Non-Accruals:
  Domestic...........................................  1.0  0.9  3.4  1.0  1.3
  Foreign............................................  0.1  --   0.2  --   --

                    NON-PERFORMING ASSETS AND ACCRUING LOANS
                            PAST DUE 90 DAYS OR MORE
                                    TABLE 6

                                             1994   1993    1992   1991   1990
                                             -----  -----  ------  -----  -----
                                                (IN MILLIONS OF DOLLARS)
Non-Accrual Loans
  Commercial and Industrial................  $20.3  $15.7  $ 47.2  $ 6.5  $ 8.2
  Real Estate
    Construction...........................    1.5   17.7     --     2.9    4.6
    Commercial.............................   14.1    7.8     8.2   15.0    8.2
    Residential............................   15.1   16.4    17.7   11.2    4.5
  Other....................................    1.3    0.8     --     --     --
  Foreign..................................    0.3    --      5.0    --     --
                                             -----  -----  ------  -----  -----
      Subtotal.............................   52.6   58.4    78.1   35.6   25.5
                                             -----  -----  ------  -----  -----
Restructured Loans
  Commercial and Industrial................    --     1.0     5.4    1.1    0.1
  Real Estate
    Construction...........................    --     --      --     --     --
    Commercial.............................    --     5.3     3.2    3.1    4.0
    Residential............................    --     --      --     --     3.7
  Other....................................    --     --      --     0.2    --
  Foreign..................................    --     --      --     --     --
                                             -----  -----  ------  -----  -----
      Subtotal.............................    --     6.3     8.6    4.4    7.8
                                             -----  -----  ------  -----  -----
Foreclosed Real Estate
  Domestic.................................    0.6    4.1     6.3    2.0    1.6
  Foreign..................................    --     --      --     --     --
                                             -----  -----  ------  -----  -----
      Subtotal.............................    0.6    4.1     6.3    2.0    1.6
                                             -----  -----  ------  -----  -----
        Total Non-Performing Assets........  $53.2  $68.8  $ 93.0  $42.0  $34.9
                                             -----  -----  ------  -----  -----
Loans Past Due 90 Days
  Commercial and Industrial................    1.0    0.3     0.5    2.9    3.8
  Real Estate
    Construction...........................    --     --      --     0.2    0.2
    Commercial.............................    0.7    1.9     5.8    0.3    1.2
    Residential............................    3.9    4.1    13.0    2.0    2.2
  Other....................................    6.0    3.7     4.6    3.0    4.0
  Foreign..................................    --     --      0.3    --     --
                                             -----  -----  ------  -----  -----
      Subtotal.............................   11.6   10.0    24.2    8.4   11.4
                                             -----  -----  ------  -----  -----
        Total..............................  $64.8  $78.8  $117.2  $50.4  $46.3
                                             -----  -----  ------  -----  -----
Ratio of Non-Performing Assets to Total
 Loans.....................................   0.67%  0.95%   1.34%  0.62%  0.54%
                                             -----  -----  ------  -----  -----
Ratio of Non-Performing Assets and Accruing
 Loans Past Due 90 Days or More to Total
 Loans.....................................   0.82%  1.09%   1.68%  0.75%  0.71%
                                             -----  -----  ------  -----  -----

SUMMARY OF LOAN LOSS EXPERIENCE

  At the end of 1994, the reserve for loan losses stood at $148.5 million, compared with $125.3 million at year-end 1993 and $128.6 million at year-end 1992. The ratio of reserves to outstanding loans at year-end 1994 was 1.92%, improving from the 1.76% reported at year-end 1993. At year-end 1992, the ratio of reserves to outstanding loans was 1.89%. Loan loss provisions for 1994 were $21.9 million compared with $54.2 million and $50.0 million for 1993 and 1992, respectively. The reduction in the provisions for loan loss in 1994 reflects the improvement in loan quality measured by the decline in NPA, the reduced level of gross charge-offs, and the record increase in loan recoveries. Table 7 shows the activity through the reserve. The levels of the loan loss reserve are primarily derived from an extensive review of the loan portfolio with a strong emphasis on the line driven loan grading system for the larger commercial loans in Bank of Hawaii and FNBA. This loan grading system was implemented in 1985 and is continuously monitored for accuracy by the Loan Review department. In addition, actual charge-offs, delinquency data, recoveries and historical trends are considered in the analysis.

  The ratio of reserves to loans outstanding is one measure of the adequacy of the reserve; however, the absolute dollar amount of the reserve and its relationship to non-performing loans and historical charge-offs are perhaps more valid measures. Gross charge-offs for 1994 represented 0.3% of average outstanding loans and 17.1% of the reserve at the end of 1994, compared to 0.94% and 52.4%, respectively at year-end 1993 and 0.67% and 34.2% reported at year-end 1992. Charge-offs for 1994 returned to lower levels due to the $25.7 million charge-off related to the leasehold credit recorded in 1993. Net charge-offs for 1994 were $0.1 million, compared with $57.5 million for 1993 and $37.0 million for 1992. In the last ten years the reserve to charge-off ratio has never been less than 1.9 times in any year and has averaged 3.9 times over the same period. At the end of 1994, the reserve was 2.8 times non-performing loans and 5.8 times charge-offs.

  Recoveries of previously charged-off loans attained record levels in 1994. Recoveries for 1994 totaled $25.3 million, up significantly from $8.2 million in 1993 and $7.0 million in 1992. Recoveries in 1994 have increased significantly as approximately $12.3 million was recovered of the $45.7 million charged-off in 1992 and 1993 relating to one credit. Further recoveries are anticipated as efforts to recover amounts charged-off continue. At this point, it is difficult to determine the amount of any future recovery.

                        SUMMARY OF LOAN LOSS EXPERIENCE
                                    TABLE 7

                                1994      1993      1992      1991      1990
                              --------  --------  --------  --------  --------
                                         (MILLIONS OF DOLLARS)
Average Amount of Loans
 Outstanding................  $7,393.7  $6,991.0  $6,601.9  $6,484.1  $5,532.4
                              ========  ========  ========  ========  ========
Balance of Reserve for
 Possible Loan Losses at
 Beginning of Period........  $  125.3  $  128.6  $  115.6  $  101.9  $   84.4
Loans Charged-Off
  Commercial and Industrial.      11.3      43.9      29.5      11.0      11.6
  Real Estate--
    Construction............       0.1       0.5       --        --        --
    Mortgage(1)--Commercial.       3.5       2.7       4.2       1.8       1.0
         --Residential......       0.7       0.4       0.5       0.9       --
  Installment...............       8.7       8.6       8.7       8.3       7.0
  Foreign...................       0.7       7.5       1.0       --        0.2
  Leases....................       0.4       2.1       0.1       0.2       0.1
                              --------  --------  --------  --------  --------
Total Charged-Off...........      25.4      65.7      44.0      22.2      19.9
Recoveries on Loans
 Previously Charged-Off
  Commercial and Industrial.      19.5       3.9       3.0       2.6       2.7
  Real Estate--
    Construction............       0.2       --        --        0.2       --
    Mortgage(1)--Commercial.       0.9       0.7       0.2       0.1       0.8
         --Residential......       0.2       0.3       0.3       0.5       --
  Installment...............       3.2       3.2       3.0       3.0       2.3
  Foreign...................       0.5       --        0.4       0.4       0.3
  Leases....................       0.8       0.1       0.1       0.1       --
                              --------  --------  --------  --------  --------
Total Recoveries............      25.3       8.2       7.0       6.9       6.1
                              --------  --------  --------  --------  --------
Net Loans Charged-Off.......      (0.1)    (57.5)    (37.0)    (15.3)    (13.8)
Provisions Charged to
 Operating Expenses.........      21.9      54.2      50.0      29.6      28.0
Reserves Acquired (Sold)....       1.4       --        --       (0.6)      3.3
                              --------  --------  --------  --------  --------
Balance at End of Period....  $  148.5  $  125.3  $  128.6  $  115.6  $  101.9
                              ========  ========  ========  ========  ========
Ratio of Net Charge-Offs to
 Average Loans Outstanding..       --       0.82%     0.56%     0.24%     0.25%
Ratio of Reserve to Loans
 Outstanding................      1.92%     1.76%     1.89%     1.74%     1.60%

  The details of the Foreign Reserve for Loan Losses, which are included in the table above, are:


Beginning Balance.............. $   10.5  $   14.2  $   14.0  $   13.1 $   19.1
  Charge-Offs..................      0.7       7.5       1.0       --       0.2
  Recoveries...................      0.5       --        0.4       0.4      0.3
                                --------  --------  --------  -------- --------
  Net Charge-Offs..............     (0.2)     (7.5)     (0.6)      0.4      0.1
  Provisions...................      1.2       3.8       0.8       0.5      0.5
  Excess to General Reserve....      --        --        --        --      (6.6)
  Reserves Acquired............      1.4       --        --        --       --
                                --------  --------  --------  -------- --------
Ending Balance................. $   12.9  $   10.5  $   14.2  $   14.0 $   13.1
                                ========  ========  ========  ======== ========

--------
(1) For 1990, detailed breakdown not available and is reported as Commercial.

                        ALLOCATION OF LOAN LOSS RESERVE
                                    TABLE 8

                               1994             1993             1992             1991             1990
                         ---------------- ---------------- ---------------- ---------------- ----------------
                                 PERCENT          PERCENT          PERCENT          PERCENT          PERCENT
                                 OF OUT-          OF OUT-          OF OUT-          OF OUT-          OF OUT-
                                 STANDING         STANDING         STANDING         STANDING         STANDING
                         RESERVE   LOAN   RESERVE   LOAN   RESERVE   LOAN   RESERVE   LOAN   RESERVE   LOAN
                         AMOUNT   AMOUNT  AMOUNT   AMOUNT  AMOUNT   AMOUNT  AMOUNT   AMOUNT  AMOUNT   AMOUNT
                         ------- -------- ------- -------- ------- -------- ------- -------- ------- --------
                                                       (IN MILLIONS OF DOLLARS)
Commercial and
 Industrial............. $ 59.5    3.25%  $ 51.2    3.00%  $ 54.0    2.90%  $ 30.5    1.75%  $ 27.8    1.70%
Real Estate--
  Construction..........    2.6    2.00      4.3    2.51      2.6    1.00      5.4    2.20      5.5    2.00
  Commercial............   18.6    1.50     15.4    1.25     19.8    2.00     25.5    2.50     19.1    2.00
  Residential...........   21.6    0.75     18.5    0.75     16.4    0.75     16.0    0.75      9.7    0.50
Installment.............   18.5    2.50     13.5    2.00     10.0    1.55     10.0    1.55     10.7    1.50
Foreign.................   12.9    1.85     10.5    1.77     14.2    2.33     14.0    2.00     13.1    2.00
Leases..................    1.9    0.50      2.0    0.50      3.9    1.00      5.0    1.40      5.1    1.50
Not allocated...........   12.9     --       9.9     --       7.7     --       9.2     --      10.9     --
                         ------    ----   ------    ----   ------    ----   ------    ----   ------    ----
                         $148.5    1.92%  $125.3    1.76%  $128.6    1.89%  $115.6    1.74%  $101.9    1.60%
                         ======    ====   ======    ====   ======    ====   ======    ====   ======    ====

INTERNATIONAL OPERATIONS

  Bancorp's international presence is extensive and provides opportunities to take part in both lending and deposit-taking activities mainly in the Pacific Rim. These endeavors have proven important in the strategy of bridging customers across the Pacific to the U.S. Mainland and Europe. Bancorp pursues this strategy on three fronts: the International Division; the South Pacific Division; and the Western Pacific Region (Westpro).

  Through the International Division of Bank of Hawaii, Bancorp offers international banking services to its corporate, financial institution and individual customers in some of the world's major financial centers. During 1994, Bancorp converted its deposit taking company, Hawaii Financial Corporation (Hong Kong), Ltd., to a branch of Bank of Hawaii. This conversion will allow our customers to deal directly with the Bank of Hawaii and have easier access to services provided by the Bank. As of year-end 1994, Bancorp had offices in Hong Kong, the Philippines (Manila, Cebu, and Davao), Korea, Singapore, Japan, Taiwan and New York.

  The International Division of Bank of Hawaii continues to focus on trade-related financing activities and lending to customers with which it has a direct relationship rather than participation in syndicated loans. Bancorp's foreign lending consists of both local currency and cross-border lending. Local currency loans are those that are funded and will be repaid in the currency of the borrower's country and involve the same types of risk as domestic lending. Cross-border lending, on the other hand, involves loans that will be repaid in currencies other than that of the borrower's country. This type of lending involves greater risk because the borrower's ability to repay is additionally dependent on the availability of foreign exchange in the host country.

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

  The South Pacific Region is made up of the investments in the affiliated banks in the South Pacific and Bancorp's operations in Fiji. Investments in affiliate banks in the South Pacific include banks in Tahiti, Tonga, New Caledonia, Vanuatu, Solomon Islands and Western Samoa. Total assets at year-end 1994 of all such affiliates were $1.1 billion. All of these investments in affiliate banks, except those in Vanuatu and the Solomon Islands, are accounted for using the equity method. Both NBSI's and Banque d'Hawaii (Vanuatu) Limited's financial statements are consolidated with Bancorp's financial statements. Bancorp expanded its investments in this area of the world by acquiring 51% of the NBSI in 1994. NBSI had assets of USD$50.3 million at year-end 1994. Bank of Hawaii's investments in these affiliate banks are all considered international.

  In 1993, Bank of Hawaii opened its first branch in Suva, Fiji. Since Fiji uses its own currency, it is included with the other foreign operations and is considered international, even though its operations are reflective of consumer/small business activities much like domestic branches. The activity in Suva, Fiji exceeded expectations and a second branch in Nadi, Fiji was opened in 1994. A third branch in Lautoka, Fiji has received regulatory approvals and will be opened in 1995.

  The operations of the South Pacific Region, since they are largely investments, are monitored on a regular basis. The countries in which the affiliates are located are also evaluated on a periodic basis. Exposure, in terms of foreign currency fluctuations, is limited as each affiliate primarily deals in its own currency. The carrying value of the investments in affiliates, accounted for using the equity method, was $23.8 million at year-end 1994. For NBSI and Banque d'Hawaii (Vanuatu) Limited, combined assets of $120.5 million are included in the consolidated totals.

  Bank of Hawaii also operates branches and offices in several Pacific Island locations, offering traditional banking services. At Bank of Hawaii, this area has been designated Westpro. Westpro activities are located in Guam, Saipan, Palau, Yap, Majuro, Kosrae, Pohnpei and American Samoa. Since the U.S. dollar is used in these locations, all are considered domestic operations.

  Table 9 summarizes key totals for International Operations of Bancorp for 1994. Net income for 1994 decreased to $7.1 million, compared to the $8.5 million in 1993. This translates into a return on assets for these operations of 0.42%, down from the 0.45% for 1993. The reduction in income for international operations was due to declines in net interest margin and a decline in total earning assets.

  At year-end 1994, international assets represented 13.5% of Bancorp's total average assets, a decrease from 15.2% at year-end 1993. Cross-border interbank placements accounted for $1.0 billion or 58.0% of total average international assets at year-end 1994. Table 10 presents individual countries for which Bancorp has cross-border exposures exceeding 0.75% of total assets, at the respective year-end periods. As Table 10 indicates, $883.4 million or 7.0% was with such countries as Japan, Taiwan, Thailand and Korea.

  Long-term cross-border outstandings to lesser developed countries (LDC) at year-end 1994 was $1.0 million. Such exposure was entirely in the Philippines. The foreign reserve for losses is considered by management to be adequate to absorb any credit or country risk of the remaining LDC exposure (both term and trade credits).

    SUMMARY OF INTERNATIONAL ASSETS, LIABILITIES, AND INCOME AND PERCENT OF
                              CONSOLIDATED TOTALS
                                    TABLE 9

                                    1994             1993             1992
                              ---------------- ---------------- ----------------
                               AMOUNT  PERCENT  AMOUNT  PERCENT  AMOUNT  PERCENT
                              -------- ------- -------- ------- -------- -------
                                           (IN MILLIONS OF DOLLARS)
Average Assets............... $1,699.2  13.5%  $1,908.9  15.2%  $1,864.9  16.0%
Average Liabilities..........  1,647.9  14.2    1,863.3  15.9    1,793.4  16.5
Operating Revenue............     97.1  10.1       94.1  10.0      105.7  11.2
Net Income...................      7.1   6.1        8.5   6.4       11.5   9.0

          GEOGRAPHIC DISTRIBUTION OF CROSS-BORDER INTERNATIONAL ASSETS
                                    TABLE 10

                             GOVERNMENT
                             AND OTHER      BANKS AND      COMMERCIAL
                              OFFICIAL   OTHER FINANCIAL AND INDUSTRIAL
                            INSTITUTIONS  INSTITUTIONS     COMPANIES     TOTAL
                            ------------ --------------- -------------- --------
                                          (IN MILLIONS OF DOLLARS)
at December 31, 1994
  Japan....................    $ --         $  118.2         $185.1     $  303.3
  Taiwan...................      --            259.5            4.4        263.9
  Korea....................      --             98.3          104.5        202.8
  Thailand.................      --            113.4            --         113.4
  All Others...............      1.0           396.0           90.7        487.7
                               -----        --------         ------     --------
                               $ 1.0        $  985.4         $384.7     $1,371.1
                               =====        ========         ======     ========
at December 31, 1993
  Japan....................    $ --         $  166.8         $178.3     $  345.1
  Taiwan...................      --            271.3            --         271.3
  Korea....................      --             61.6           79.8        141.4
  Thailand.................      --            110.5            --         110.5
  Italy....................      --            110.0            --         110.0
  All Others...............      1.0           465.2          114.1        580.3
                               -----        --------         ------     --------
                               $ 1.0        $1,185.4         $372.2     $1,558.6
                               =====        ========         ======     ========
at December 31, 1992
  Japan....................    $ --         $  237.8         $189.5     $  427.3
  Taiwan...................      --            195.6            --         195.6
  France...................      --            149.0            9.4        158.4
  Italy....................      --            142.0            --         142.0
  Australia................      --             69.1           32.1        101.2
  Canada...................      --            100.0            --         100.0
  Sweden...................      --            100.0            --         100.0
  All Others...............     13.0           671.3           65.4        749.7
                               -----        --------         ------     --------
                               $13.0        $1,664.8         $296.4     $1,974.2
                               =====        ========         ======     ========

POTENTIAL PROBLEM ASSETS

  Bancorp's management emphasizes the importance of early recognition and monitoring of loans as a means to control delinquency. Demonstrating this commitment, management continuously reviews loans to various borrowers and industry segments that may be experiencing financial difficulties even if these loans have been generally current as to their terms. As mentioned earlier, a loan grading system, which has been in place for several years, provides the process for this early warning system. Loans are graded by lending officers and validated by an independent Loan Review department to assure accuracy in the grades. This process is also utilized to determine the adequacy of the reserve for losses. As of December 31, 1994, there was a real estate investment identified as a potential problem asset. The property is located on Oahu, outside of Honolulu, and has been affected by the vacancies of commercial space. The value of the asset is monitored on a regular basis and has been written down to its appraised value of $14.4 million.

                         ASSET AND LIABILITY MANAGEMENT

  Assets and liabilities are managed to maximize long term risk adjusted returns to our shareholders. The asset and liability management process is one of financial risk management. Risk in the form of capital adequacy, interest rate sensitivity, liquidity and operating efficiency is balanced with expected return so as to yield high relative earnings performance and market value of equity, while limiting the volatility of each. This process is carried out through regular meetings of divisional management.

CAPITAL ADEQUACY

  At year-end 1994, Bancorp's equity was $966.8 million, a 3.1% increase from $938.1 million at year-end 1993. Bancorp's capital ratios at year-end 1994 were: Tier 1 Capital ratio of 10.39%, Total Capital ratio of 12.99%, and leverage ratio of 7.28%. All three exceeded the minimum threshold levels to qualify as well capitalized. Under those minimum threshold levels implemented in 1993 by bank regulators, capital must exceed the following standards--Tier 1 Capital 6%; Total Capital 10%; and the leverage ratio 5%. Bancorp's strategy is to maintain its capital at a level to qualify as well capitalized. The financial and regulatory impact of maintaining this status is important to Bancorp. The financial impact is reflected in lower deposit insurance premiums, while the regulatory impact allows for fewer restrictions on activities.

  It is not, however, Bancorp's strategy to be significantly overcapitalized. With the slowing of loan demand and asset growth, the current need for continuing to build capital has diminished. Meanwhile, the dividend reinvestment plan, profit sharing plan, and stock option plan provide a consistent source of new capital. Rather than disrupting these long established programs by revising them, Bancorp has embarked on a stock repurchase program. This program to repurchase stock has had the benefit of enhancing shareholder value while still maintaining capital ratios that exceed well capitalized guidelines. Under previously announced plans more than 1.4 million shares were repurchased in 1994. In December 1994, Bancorp's Board approved and announced a program to repurchase up to 2.0 million shares of Bancorp stock. This program is in concert with an existing strategy to repurchase Bancorp shares in the market to offset the needs of the plans previously mentioned. Table 11 presents an analysis of the changes in equity over the last five years.

                                 EQUITY CAPITAL
                                    TABLE 11

                                1994      1993      1992      1991      1990
                              --------  --------  --------  --------  --------
                                        (IN MILLIONS OF DOLLARS)
Source of Common Equity
Net Income................... $  117.7  $  132.6  $  127.5  $  112.7  $   95.7
Dividends Paid...............    (44.0)    (38.4)    (35.4)    (32.4)    (27.6)
Dividend Reinvestment
 Program.....................      7.4       7.7       8.1       6.3       4.8
Stock Repurchases............    (44.3)     (2.0)     (0.6)      --       (1.6)
1.5 Million Share Public
 Offering....................      --        --        --        --       72.5
Other(1).....................     (8.1)      9.9       4.7       7.2       3.8
                              --------  --------  --------  --------  --------
Annual Increase in Equity.... $   28.7  $  109.8  $  104.3  $   93.8  $  147.6
Year-End Common Equity.......    966.8  $  938.1  $  828.3  $  724.0  $  630.3
  Less: Intangibles..........     64.6      72.0      18.8      20.6      21.0
  Unrealized Valuation
   Adjustments...............    (17.3)      3.9       --        --        --
                              --------  --------  --------  --------  --------
Tier I Capital...............    919.5     862.2     809.5     703.4     609.3
  Allowable Loan Loss
   Reserve...................    111.1     100.2      99.3      95.1      85.6
  Subordinated Debt..........    118.6     124.6       --        --        --
                              --------  --------  --------  --------  --------
    Total Capital............ $1,149.2  $1,087.0  $  908.8  $  798.5  $  694.9
                              ========  ========  ========  ========  ========
      Risk Weighted Assets... $8,848.6  $7,990.4  $7,911.8  $7,585.1  $6,830.5
                              ========  ========  ========  ========  ========

                                              1994   1993   1992   1991   1990
                                              -----  -----  -----  -----  -----
                                                (IN MILLIONS OF DOLLARS)
Key Ratios
Growth in Common Equity......................   3.1%  13.3%  14.4%  14.9%  30.6%
Average Equity/Average Assets Ratio..........  7.71%  7.09%  6.74%  6.31%  6.09%
Tier I Capital Ratio......................... 10.39% 10.79% 10.23%  9.27%  8.92%
Total Capital Ratio.......................... 12.99% 13.60% 11.49% 10.53% 10.17%
Leverage Ratio...............................  7.28%  6.89%  6.37%  6.17%  5.70%
Average Long-Term Debt/Equity................ 54.26% 21.43% 11.82% 13.30% 13.30%
                                              =====  =====  =====  =====  =====

--------
(1) Includes profit-sharing, stock options and valuation adjustments for investment securities and foreign exchange translation.

INTEREST RATE RISK AND DERIVATIVES

  For financial institutions, interest rate movements can have an impact on earnings depending on the position of the balance sheet. At Bancorp, interest sensitivity analysis is coupled with computer simulation techniques to measure the exposure of our earnings to interest rate movements. The major factors used to manage interest rate risk include the mix of fixed and floating interest rates, pricing, and maturity patterns for all asset and liability accounts, as well as off-balance sheet interest rate swaps. The objective of this process is to position the balance sheet to optimize earnings without unduly increasing risk.

  Table 12 presents the possible exposure to interest rate movements for various time frames at year-end 1994. The distribution in the interest rate sensitivity table consists of a combination of maturities, call provisions, repricing frequency and prepayment patterns. Bancorp constantly analyzes and estimates, based on historic data, the interest rate sensitivity characteristics of all balance sheet items. For example, a substantial portion of Bancorp's interest bearing demand and savings balances are relatively insensitive to changes in interest rates. Consequently, Bancorp has allocated significant portions of those balances to longer term rate sensitivity periods.

  At December 31, 1994, Bancorp's one year cumulative liability sensitive gap totaled $0.2 billion, representing 1.8% of total assets. The one year gap is a commonly referred to time frame for benchmarking interest rate risk. Throughout the year, Bancorp's liability sensitive gap position slowly declined from 5.5% of total assets at year-end, 1993. During the last quarter of 1994, the investment portfolio was restructured with the sale of $350 million of available for sale securities at an after tax loss of $9.3 million and the purchase of generally shorter term securities. With these portfolio restructuring transactions, Bancorp's one year gap position is now closer to neutrality. Nevertheless, Bancorp's liability sensitivity during the year has had an impact on net interest income. Average net interest margin declined from 3.95% in 1993 to 3.82% in 1994.

  Bancorp uses swaps as a cost effective risk management tool for dealing with movements in interest rates. Notional amounts of interest rate swaps at year-end 1994 totaled $1.6 billion compared with $1.4 billion at year-end 1993 and $0.2 billion at year-end 1992. Credit exposure on interest rate swaps is determined and monitored according to the same strict standards and policies applied to Bancorp's commercial lending activity.

  Bancorp's policy is to utilize interest rate swaps for purposes other than trading. Bancorp utilizes interest rate swaps to alter the interest rate characteristics of identified groups of assets or liabilities. Limits on the total notional amounts of contracts outstanding at any time have been established. Limits have also been established for each counter party. Activity is monitored on a weekly basis in conjunction with normal asset/liability management committee meetings. Further disclosure of Bancorp's interest rate swap activity is included in the footnotes to its audited financial statements.

                           INTEREST RATE SENSITIVITY
                                    TABLE 12

                                            DECEMBER 31, 1994
                             --------------------------------------------------
                                                       1-      OVER    NON-INT.
                             0-90 DAYS  91-365 DAYS 5 YEARS   5 YEARS  BEARING
                             ---------  ----------- --------  -------  --------
                                        (IN MILLIONS OF DOLLARS)
Assets(1)
  Investment Securities..... $ 1,262.1   $  917.8   $  777.2  $193.8   $    --
  Short-Term Investments....      36.4        2.9        --      --         --
  International Assets......     918.2      219.7        8.0     --        83.3
  Domestic Loans(2).........   3,066.8    2,143.9    1,306.1   626.1       52.3
  Trading Securities........       --         --        13.7     --         --
  Other Assets..............       --         --         --      --       958.1
                             ---------   --------   --------  ------   --------
    Total Assets............ $ 5,283.5   $3,284.3   $2,105.0  $819.9   $1,093.7
                             =========   ========   ========  ======   ========
Liabilities and Capital(1)
  Non-Interest Bearing
   Demand(3)................ $   258.6   $  258.6   $  919.5  $  --    $    --
  Interest-Bearing
   Demand(3)................     349.5      349.5    1,048.5     --         --
  Savings(3)................     250.9      250.9      638.6     --         --
  Time Deposits.............     491.4      571.8      527.0    49.3        --
  Foreign Deposits..........     751.0      373.9        1.0     --        25.0
  Short-Term Borrowings.....   1,996.0    1,339.3        5.0     --         --
  Long-Term Debt............     579.6        --       162.5   119.5        --
  Other Liabilities.........       --         --         --      --       302.7
  Capital...................       --         --         --      --       966.8
                             ---------   --------   --------  ------   --------
    Total Liabilities and
     Capital................ $ 4,677.0   $3,144.0   $3,302.1  $168.8   $1,294.5
                             =========   ========   ========  ======   ========
Interest Rate Swaps......... $(1,071.2)  $   93.5   $  977.7  $  --    $    --
                             ---------   --------   --------  ------   --------
Interest Sensitivity Gap.... $  (464.7)  $  233.8   $ (219.4) $651.1   $ (200.8)
Cumulative Gap.............. $  (464.7)  $ (230.9)  $ (450.3) $200.8   $    --
Percentage of Total Assets..       3.7%       1.8%       3.6%    1.6%       --
                             =========   ========   ========  ======   ========

  Assumptions used:
--------
(1) Based on repricing date.
(2) Includes the effect of estimated amortization.
(3) Historical analysis shows that these deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one and five years. The allocation presented is based on that historic analysis.

CONSOLIDATED AVERAGE BALANCES, INCOME AND EXPENSE SUMMARY, AND YIELDS AND RATES
                              (TAXABLE EQUIVALENT)
                                    TABLE 13

                                    1994                      1993                      1992
                          ------------------------- ------------------------- -------------------------
                           AVERAGE  INCOME/ YIELDS/  AVERAGE  INCOME/ YIELDS/  AVERAGE  INCOME/ YIELDS/
                          BALANCES  EXPENSE  RATES  BALANCES  EXPENSE  RATES  BALANCES  EXPENSE  RATES
                          --------- ------- ------- --------- ------- ------- --------- ------- -------
                                                    (IN MILLIONS OF DOLLARS)
Earning Assets
 Interest-Bearing
  Deposits..............  $   812.6 $ 36.4    4.48% $ 1,140.1 $ 43.0    3.77% $ 1,200.6 $ 53.1    4.43%
 Investment
  Securities--Held to
  Maturity
   --Taxable............    2,463.3  135.0    5.48    3,513.0  203.0    5.78    2,622.0  191.0    7.29
   --Tax-Exempt.........       18.7    2.6   14.03       29.3    3.6   12.25       57.1    6.6   11.54
Investment Securities--
 Available for Sale.....    1,064.0   54.0    5.07       69.1    5.9    8.61       15.9    0.6    3.49
 Funds Sold.............       52.5    2.3    4.33      146.0    5.2    3.56      463.1   20.5    4.43
 Loans(1)
   --Domestic...........    6,725.9  517.6    7.70    6,324.9  476.3    7.53    6,011.9  488.3    8.12
   --Foreign............      667.8   35.2    5.27      666.1   29.9    4.48      590.0   33.2    5.63
 Loan Fees..............              31.7                      37.9                      33.3
                          --------- ------   -----  --------- ------   -----  --------- ------   -----
   Total Earning Assets.   11,804.8  814.8    6.90   11,888.5  804.8    6.77   10,960.6  826.6    7.54
Cash and Due From Banks.      449.1                     413.2                     396.0
Other Assets............      342.7                     284.1                     288.4
                          ---------                 ---------                 ---------
   Total Assets.........  $12,596.6                 $12,585.8                 $11,645.0
                          =========                 =========                 =========
Interest-Bearing
 Liabilities
 Domestic Deposits
   --Demand.............  $ 1,895.4   41.1    2.17  $ 2,032.3   45.1    2.22  $ 2,039.6   64.4    3.16
   --Savings............    1,232.3   29.1    2.36    1,239.4   32.6    2.63    1,035.3   39.5    3.81
   --Time...............    1,544.8   65.9    4.27    1,711.9   77.7    4.54    3,294.0  159.4    4.84
                          --------- ------   -----  --------- ------   -----  --------- ------   -----
Total Domestic..........    4,672.5  136.1    2.91    4,983.6  155.4    3.12    6,368.9  263.3    4.13
Total Foreign...........    1,236.7   53.4    4.32    1,223.9   43.2    3.52      816.9   36.3    4.45
                          --------- ------   -----  --------- ------   -----  --------- ------   -----
   Total Deposits.......    5,909.2  189.5    3.21    6,207.5  198.6    3.20    7,185.8  299.6    4.17
 Short-Term Borrowings..    3,600.6  143.9    4.00    3,725.5  122.9    3.30    2,047.2   79.8    3.90
 Long-Term Debt.........      526.8   30.3    5.76      250.4   13.8    5.50      118.3    7.1    6.00
                          --------- ------   -----  --------- ------   -----  --------- ------   -----
   Total Interest-
    Bearing Liabilities.   10,036.6  363.7    3.62   10,183.4  335.3    3.29    9,351.3  386.5    4.13
                          ========= ======   =====  ========= ======   =====  ========= ======   =====
Net Interest Income.....             451.1    3.28             469.5    3.48             440.1    3.41
                                    ------   -----            ------   -----            ------   -----
Spread on Earning
 Assets.................                      3.82%                     3.95%                     4.01%
                                             -----                     -----                     -----
Demand Deposits
   --Domestic...........    1,386.0                   1,324.9                   1,231.9
Other Liabilities.......      203.1                     184.6                     277.2
Shareholders' Equity....      970.9                     892.9                    784.6O
                          ---------                 ---------                 ---------
   Total Liabilities &
    Equity..............  $12,596.6                 $12,585.8                 $11,645.0
                          =========                 =========                 =========
Provision for Loan
 Losses.................              21.9                      54.2                      50.1
Net Overhead............             232.0                     200.6                     197.8
                                    ------                    ------                    ------
Income Before Income
 Taxes..................             197.2                     214.7                     192.2
Provision for Income
 Taxes..................              77.7                      79.8                      72.2
Tax Equivalency
 Adjustment(2)..........               1.8                       2.3                       3.3
                                    ------                    ------                    ------
Income Before Cumulative
 Effect of Accounting
 Change.................             117.7                     132.6                     116.7
Cumulative Effect of
 Accounting Change......               --                        --                       10.8
                                    ------                    ------                    ------
Net Income..............            $117.7                    $132.6                    $127.5
                                    ======                    ======                    ======

-------
(1) Includes non-accrual loans.
(2) Based upon a statutory tax rate of 35% for 1994 and 1993 and 34% for 1992.

LIQUIDITY MANAGEMENT

  Liquidity is managed to ensure that Bancorp has continuous access to sufficient, reasonably priced funding to conduct its normal course of business.

  At year-end 1994, deposits increased to $7.1 billion from $7.0 billion at the end of 1993. Although reflecting a modest year-to-year increase, average deposits for 1994 were below the average for 1993. Table 21 presents the average deposits by category. The decline in average deposits reflects the lower rates paid in 1994 and the competitive nature of the market as nonbank banks continue to actively pursue deposits.

  Repos are supported by the same type of collateral that supports governmental deposits, but are not insured by the FDIC. At year-end 1994 repos totaled $2.1 billion compared to $2.5 billion at year-end 1993 and $2.2 billion at year-end 1992.

  At year-end 1994, the ratio of net purchased liabilities to net assets (short term borrowings less short term assets divided by total assets less short term assets) was 36.3%. This proxy for liquidity is tracked by Salomon Brothers Inc, which publishes bank comparative figures annually. For the five years ending December 31, 1993, their 50-Bank Composite ratio averaged 29.0%. Bancorp's ratio is higher than the average, due to the level of state and local government funds. Historically, these governmental customers have been a stable source of funds.

  The balance sheet for Bancorp is somewhat unique given the high level of state and local government funds and the requirement to collateralize these funds. Initially, these funds were held as deposits and, in 1991, migrated to repos. As these governmental funds began to grow, given the collateral requirements, the investment securities portfolio grew at a similar rate. In January 1995, Bank of Hawaii converted $412.2 million of its adjustable rate mortgage loans to investment securities through FNMA. This securitization effectively allows pledging a portfolio of loans which previously did not qualify as collateral. This provides greater leverage of the asset base and an improvement in Bancorp's overall liquidity.

  Bancorp presently only issues commercial paper in the Hawaii market-place. As an alternative, Bancorp maintains its access to the mainland market. At year-end 1994 commercial paper outstanding totaled $69.1 million compared to $141.6 million at year-end 1993. The short term notes are rated A-1 by Standard and Poor's and P-1 by Moody's.

  Bancorp also maintains a line of credit for working capital purposes. The line is for $50 million and is subject to annual renewals. Fees are paid on the unused balance of the line. At year-end, there was no outstanding balance.

  In 1994, Bank of Hawaii became a member of the Federal Home Loan Bank (FHLB) joining Bancorp Pacific as a member. This allows Bank of Hawaii access to a new source of medium term funding. At year-end 1994, Bank of Hawaii had borrowed $25.0 million from the FHLB, collateralized by mortgage loans and FHLB stock, for a term of 15 months. Bancorp Pacific also increased their borrowings from the FHLB. At year-end 1994, their FHLB advances totaled $227.1 million, compared to $151.2 million at year-end 1993.

  Long term debt on December 31, 1994 was $861.6 million compared to $378.2 million at year-end 1993. During 1994, the Bank issued an additional $550.0 million in notes under the bank note program allowing for the issuance of up to $750 million established in 1993. Proceeds were used for general corporate purposes with original maturities of three years or less. At December 31, 1994, there were $649.4 million in notes outstanding under this program, of which $549.4 million were issued on a floating rate basis. The bank notes have been rated A by Standard and Poor's and Aa-3 by Moody's.

CONTROL OF NET OVERHEAD

  At Bancorp, net overhead is defined as the ratio of non-interest expense to non-interest income. Bancorp's objective is to continually improve this ratio by controlling expenses and taking advantage of fee income opportunities. For 1994, Bancorp's net overhead ratio was 2.81, compared with 2.48 and 2.68 in 1993 and 1992, respectively on the restated basis.

  Bancorp's long term goal is to have a ratio of 2 to 1, where fee income offsets at least half of the cost of operations. With the slowdown in the economy of Hawaii, and increased competition for deposits, the efficient managing of the net overhead ratio grows in importance. Trust operations, electronic financial services, insurance and annuity sales, and brokerage services are expected to make significant contributions to this process.

  The challenge of rising staff costs for salaries and benefits have focused Bancorp's management on the ratio of net income per full-time equivalent staff
(FTE). Bancorp's objective is to improve productivity with existing staff levels. This emphasis balances Bancorp's tight expense control philosophy with the commitment to still spend money on staffing and technology if such expenditures will produce greater productivity and revenues. For 1994, net income per FTE (excluding securities gains/losses) was $29,700, compared to $29,500 in 1993 and $30,600 for 1992.

  In January 1995, Bancorp announced a restructuring of its retirement program. The revision calls for the curtailment of the defined benefit plan freezing benefits as of December 31, 1995. The plan will be replaced by a new defined contribution plan and an enhancement to its existing 401(k) plan. One component of the enhancement is being referred to as a "super match." Bancorp will match $1.25 for every dollar contributed by the staff member to their 401(k) account up to 2% of their compensation. There are also other changes which are expected to be revenue neutral in terms of annual costs.

  As this revision has an impact to those staff close to retirement, Bancorp also provided for an early retirement option. The early retirement option is available for all staff over the age of 50 and nine years of service. Bancorp's management will take this opportunity to reduce ongoing staff costs by carefully reviewing the replacement of retiring staff members. The costs associated with this early retirement offer will be incurred by the defined benefit plan and may ultimately have a positive affect on income in 1995. The final financial impact of this curtailment and early retirement program will not be determined until the third quarter of 1995.

NON-INTEREST INCOME

  For 1994, total non-interest income was $128.4 million, compared with $135.5 million in 1993 and $117.4 million in 1992. The decrease in non-interest income for 1994 was the result of the net securities losses incurred. Excluding the securities transactions, non-interest income increased 16.5% over 1993. The growth in non-interest income (excluding securities transactions) has been consistent for Bancorp over the past five years, with the average growth rate of 13.2% for the same period. In 1994, this ratio was been restated for a reclassification of certain fees relating to the discounts on VISA drafts earned from Bancorp's merchants. Appropriate changes for all years have been made to provide proper comparisons. Table 14 presents the details of non-interest income for the last five years.

  In 1993, Bank of Hawaii acquired American Financial Services which was merged into Hawaiian Trust Company, Limited in 1994. The synergies gained in this acquisition and other opportunities have resulted in increasing trust income to $48.6 million in 1994 an increase of 18.9% from $40.9 million in 1993. This strong increase comes on top of a 33.9% increase in trust income between 1993 and 1992. Since many fees are based on trust assets under administration, it is a benchmark for trust fees. Total assets being administered by Hawaiian Trust Company, Limited increased to $11.9 billion at year-end 1994, from $11.1 billion at year-end 1993 and $8.0 billion at year-end 1992.

  Service charges on deposit accounts increased to $28.3 million, a 6.8% increase over 1993. Bancorp regularly reviews its fee schedules (including exchange and service charges on deposit accounts) to assure competitive pricing and acceptable level of profitability.

  Fees, exchange and other service charges increased to $42.5 million in 1994, from $37.7 million in 1993 and $35.9 million in 1992. As mentioned earlier, the fee schedules are regularly reviewed. Bancorp's involvement in trade finance in the Asian Rim countries has steadily increased over the years as its network of offices and branches in the area has grown. Reflecting the continuing increase in international activity, fees for letters of credit, export bill collection, and acceptances have increased to $7.8 million in 1994, compared with $7.3 million and $7.1 million in 1993 and 1992, respectively.

  Also included in fees, exchange and other service charges are fees earned through Bancorp's ATM network. During 1994, 45 new ATMs were added to Bancorp's network, bringing the total in service to 282 at year-end 1994. The fees generated by this network totaled $6.6 million in 1994, an increase of 24.5% over the $5.3 million reported in 1993. Most of Bancorp's ATMs are located in Hawaii and the Western Pacific. The ATMs in Hawaii have high percentage of usage by visitors through the American Express, Armed Forces Financial Network, Cirrus, Discover Card, Plus Network, STAR and VISA networks, all of which Bancorp is a member. The volumes of transactions handled by these ATMs have increased steadily over the years.

  Bancorp has been actively providing new products to migrate our customer base toward electronic transactions. In this effort, Bancorp has two specific products currently in use. Access Card reintroduced in 1991 and Isle Pay cards introduced in 1992 are direct deposit point of sale cards and are reporting increased acceptance. Ongoing emphasis is increasing transaction volumes. At year-end 1994, the base of cards in these programs have increased to 240,000. The volume of transactions has also increased dramatically, more than doubling in 1994 to over 3.0 million transactions. This card base has generated fees in 1994 exceeding $500,000.

  Cash management products are also utilized to allow the processing of electronic transactions. Products like lock box services, payroll processing services and touch tone phone transfer transactions are included as cash management products. In 1994, $1.1 million in fees for these services was earned, compared with $1.1 million and $0.8 million for 1993 and 1992, respectively.

  The annuity, brokerage, and insurance sales groups also continue to affect the increase in non-interest income. For 1994, fees earned by these groups totaled $5.3 million, a 1.3% increase over 1993, which was compounded on a 28.0% increase over 1992. The full service brokerage subsidiary contributed more than $1.3 million in other operating income in 1994, an increase of 8.3% over 1993, its first full year of operations.

  Investment securities activity for 1994 resulted in a net (pre-tax) securities loss of $17.8 million for the year. The net securities loss, as explained in the performance highlights section, reflected the restructuring of the available for sale portfolio to reduce the liability sensitivity of Bancorp. On a pre-tax basis, total net securities losses in 1994 compare with net security gains of $10.0 million and $3.4 million recognized in 1993 and 1992, respectively.

                              NON-INTEREST INCOME
                                    TABLE 14

                                          YEARS ENDED DECEMBER 31
                             -----------------------------------------------------
                                  1994             1993        1992   1991   1990
                             ---------------  --------------  ------ ------ ------
                                     PERCENT         PERCENT
                             AMOUNT  CHANGE   AMOUNT CHANGE   AMOUNT AMOUNT AMOUNT
                             ------  -------  ------ -------  ------ ------ ------
                                          (IN MILLIONS OF DOLLARS)
Trust Income...............  $ 48.6  + 18.8%  $ 40.9 + 34.1%  $ 30.5 $ 26.5 $25.2
Service Charges on Deposit
 Accounts..................    28.3  +  6.8     26.5 +  6.4     24.9   22.4  18.4
Fees, Exchange and Other
 Service Charges Letters of
 Credit and Acceptance
 Fees......................     7.8  +  6.8      7.3 +  2.8      7.1    5.9   5.0
 Profit on Foreign
  Currency.................     4.3  -  6.5      4.6 - 22.0      5.9    6.8   4.2
 Exchange Fees.............     4.0  + 37.9      2.9    --       2.9    2.8   3.5
 Escrow Fees...............     0.8  - 20.0      1.0    --       1.0    0.8   1.8
 Mortgage Servicing Fees...     2.9  + 20.8      2.4 +  4.3      2.3    2.0   1.5
 Card Fees.................     8.3  + 12.2      7.4 + 21.3      6.1    8.6   8.6
 Payroll Services..........     2.1  + 16.7      1.8 +  5.9      1.7    1.7   1.6
 ATM.......................     6.6  + 24.5      5.3 + 35.9      3.9    2.7   1.6
 Cash Management...........     1.1     --       1.1 + 37.5      0.8    0.5   0.5
 Other Fees................     4.6  + 17.9      3.9 -  7.1      4.2    3.3   4.3
Other Operating Income.....    23.4  + 30.7     17.9 -  9.6     19.8   12.6  11.7
Cash Basis Interest........     3.4  + 41.7      2.4 - 17.2      2.9    1.0   1.2
Investment Securities Gains
 (Losses)..................   (17.8) -278.0     10.0 +194.1      3.4    2.8   0.7
                             ------  ------   ------ ------   ------ ------ -----
  Total....................  $128.4  -  5.2%  $135.4 + 15.3%  $117.4 $100.4 $89.8
                             ======  ======   ====== ======   ====== ====== =====

NON-INTEREST EXPENSE

  The control of expenses is a key part of Bancorp's financial strategy. A lower percentage of non-interest expense to net operating revenue (net interest income plus non-interest income before securities transactions) is a productivity indication, commonly called an efficiency ratio. For 1994, Bancorp's percentage was 60.5% compared to 56.7% and 57.2% for 1993 and 1992, respectively. The increase in Bancorp's efficiency ratio is primarily due to deliberate investments in technology and non-interest income generating capacity. The Salomon Brothers Inc 1993 50-bank composite percentage was 62.05%.

  Total non-interest expense for 1994, 1993 and 1992 were $360.4 million, $336.1 million and $314.6 million, respectively. The largest component of non-interest expense is salary expense, which was $138.0 million, $134.6 million and $126.0 million in 1994, 1993 and 1992, respectively. Bancorp's average annual salary per full time equivalent staff was $31,900 in 1994. For 1993 and 1992, the average was $31,400 and $30,700, respectively. Bancorp considers improving the productivity of existing staff as a way to control salary expense.

  On an international level, Bancorp's strategy has been to identify and develop local staff to manage operations across the Pacific and Asia to keep the number of expatriates and their higher costs at an acceptable level. At year-end 1994, Bancorp had only 18 expatriates at foreign locations.

  For 1994, total average FTE staff count was 4,324 compared with the year-end 1993 total FTE of 4,354, indicating a fairly stable staff level in 1994.

  Pension and other benefit costs remained flat at $42.4 million, compared to 1993. Expenses driven by the achievement of profitability measures (including profit sharing and incentive compensation) decreased as earnings declined. These two expenses decreased more than $6.7 million in 1994.

  Occupancy expense for 1994 also remained fairly stable at $37.4 million, up 1.1% from 1993. The nominal change reflects the stabilization of the expansions reported in 1992 and 1993. In 1992 and 1993, nine branches were opened, the largest expansion in Bancorp's recent history.

  Net equipment expense increased 11.7% over 1993 to $30.5 million. The increase in net equipment expense largely reflects Bancorp's continuing investment in technological enhancements to maintain the appropriate level of efficiency. The increase also marks the initial phases of Bancorp's commitment to upgrade its information systems. The focus is to provide access to much more information to service customers more accurately and efficiently.

  The other expense category increased from $94.7 million in 1993 to $112.0 million in 1994. For 1992, other expenses totaled $90.9 million. The increase in this expense category of 18.2% for 1994 is due to a number of expense increases. Reflecting the acquisitions made in 1993 and 1994, the amortization of intangibles was $9.3 million for 1994, $7.2 million for 1993 and $5.1 million for 1992. Legal and professional fees increased to $18.2 million in 1994 from $11.9 million in 1993 and $11.8 million in 1992. The demand for legal and professional services, mainly legal, has continued to increase.

                              NON-INTEREST EXPENSE
                                    TABLE 15

                                          YEARS ENDED DECEMBER 31
                             --------------------------------------------------
                                  1994           1993       1992   1991   1990
                             -------------- -------------- ------ ------ ------
                                    PERCENT        PERCENT
                             AMOUNT CHANGE  AMOUNT CHANGE  AMOUNT AMOUNT AMOUNT
                             ------ ------- ------ ------- ------ ------ ------
                                          (IN MILLIONS OF DOLLARS)
Salaries.................... $138.0   +2.5% $134.6  +6.8%  $126.0 $115.8 $102.4
Pension and Other Employee
 Benefits...................   42.4    --     42.4  +8.2     39.2   35.6   30.4
Net Occupancy Expense.......   37.4   +1.1    37.0  +9.8     33.7   28.2   24.1
Net Equipment Expense.......   30.5  +11.7    27.3  +10.1    24.8   22.6   18.9
Other Operating Expense
  FDIC Insurance............   13.6   -9.9    15.1  -12.2    17.2   16.1    7.8
  Legal and Professional....   18.2  +52.9    11.9  +0.8     11.8   10.8   12.5
  Advertising...............   10.3   +6.2     9.7  +15.5     8.4    8.4    8.0
  Stationery and Supplies...    8.8  +17.3     7.5  +4.2      7.2    7.0    7.0
  Other.....................   61.2  +20.9    50.6  +9.3     46.3   43.6   36.8
                             ------  -----  ------  -----  ------ ------ ------
    Total................... $360.4   +7.2% $336.1  +6.8%  $314.6 $288.1 $247.9
                             ======  =====  ======  =====  ====== ====== ======

                                  INCOME TAXES

  The 1994 tax provision reflects an effective tax rate of 39.7% compared with 37.6% in 1993. The change in the effective tax rate is partly due to the recognition of the tax liability on the liquidation of Hawaii Financial Corp. (Hong Kong), Limited as the accumulated earnings are repatriated.

  The average tax-exempt securities portfolio has been reduced to less than $18.7 million for 1994 and had a minimal impact on Bancorp's effective tax rate. In prior years, leasing activities created a large benefit as investment tax credits (ITC) reduced the effective tax rate. With the elimination of ITC, Bancorp's leasing activity provides shelter by deferring taxes rather than creating credits, thereby increasing Bancorp's effective tax rate. The low income housing credits remain the only means of reducing the effective tax rate. Presently, the amount of credits available is limited as Bancorp has focused its low income housing investments to those available in Hawaii.

  Bancorp's tax planning also tries to avoid the alternative minimum tax (AMT). At the end of 1994, Bancorp was not subject to the AMT. Bancorp continuously seeks opportunities for managing its tax liability.

                             FOURTH QUARTER RESULTS

  Earnings for the fourth quarter of 1994 totaled $17.2 million, a significant decrease from the $35.7 million reported in the same quarter of 1993. This decrease is mainly due to the large loss in investment securities recorded in the fourth quarter of 1994 and the compression of spread discussed below. Earnings per share were $0.41 and $0.83 for the fourth quarter of 1994 and 1993, respectively.

  Spread for the fourth quarter was 3.61%, compared to 3.96% for the fourth quarter of 1993. The decline in spread is caused by the rapid rise in interest rates and the liability sensitive position of Bancorp's balance sheet in 1994. The earning asset yield increased to 7.17% from 6.62% comparing the fourth quarters of 1994 and 1993. The cost of funds rate increased to 4.19% from 3.12% between the same periods.

  The provision for loan losses totaled $4.6 million for the quarter, significantly less than the $9.1 million in the fourth quarter of 1993. The fourth quarter 1994 provision was influenced by the large recoveries received and the level of charge-offs experienced during the quarter.

                  CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS
                                    TABLE 16

                                           THREE MONTHS ENDED
                         -----------------------------------------------------------
                                    1994                            1993
                         ------------------------------  ---------------------------
                          MAR.    JUN.   SEPT.    DEC.    MAR.   JUN.  SEPT.   DEC.
                         ------  ------  ------  ------  ------ ------ ------ ------
                            (IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
Total Interest Income... $193.7  $201.5  $204.3  $213.4  $202.6 $200.9 $201.8 $197.3
Total Interest Expense..   77.8    85.3    94.5   106.1    88.5   85.2   82.1   79.6
Net Interest Income.....  115.9   116.2   109.8   107.3   114.1  115.7  119.7  117.7
Provision for Possible
 Loan Losses............    8.3     6.0     3.0     4.6     9.0   12.2   23.9    9.1
Investment Securities
 Gains (Losses).........   (1.0)   (0.6)   (0.7)  (15.5)    1.3    1.6    6.7    0.3
Other Non-Interest
 Income.................   37.0    35.1    36.5    37.6    29.1   29.7   33.1   33.5
Total Non-Interest
 Expense................   88.3    89.7    88.9    93.4    83.5   81.7   85.0   85.8
                         ------  ------  ------  ------  ------ ------ ------ ------
Income Before Income
 Taxes..................   55.3    55.0    53.7    31.4    52.0   53.1   50.6   56.6
Provision for Income
 Taxes..................   20.9    20.8    21.7    14.2    19.0   19.3   20.5   20.9
                         ------  ------  ------  ------  ------ ------ ------ ------
Net Income.............. $ 34.4  $ 34.2  $ 32.0  $ 17.2  $ 33.0 $ 33.8 $ 30.1 $ 35.7
                         ======  ======  ======  ======  ====== ====== ====== ======
Earnings Per Common
 Share.................. $ 0.80  $ 0.79  $ 0.75  $ 0.41  $ 0.77 $ 0.79 $ 0.70 $ 0.83
                         ------  ------  ------  ------  ------ ------ ------ ------

                               SUPPLEMENTARY DATA
 MATURITY DISTRIBUTION, MARKET VALUE AND WEIGHTED-AVERAGE YIELD TO MATURITY OF
                                   SECURITIES
                                    TABLE 17

                                          AT YEAR-END DECEMBER 31
                          -----------------------------------------------------------
                           WITHIN     1-5      5-10     OVER             APPROXIMATE
                           1 YEAR    YEARS    YEARS   10 YEARS  TOTAL    MARKET VALUE
                          --------  --------  ------  -------- --------  ------------
                                         (IN MILLIONS OF DOLLARS)
Maturity Distribution
 Based on Book Value
U.S. Treasury Securi-
 ties...................  $  538.7  $  256.9  $  --    $  --   $  795.6    $  780.8
Obligations of Other
 U.S. Government Agen-
 cies and Corporations..      64.1      83.7     --      76.6     224.4       218.3
Obligations of States
 and Political Subdivi-
 sions..................       2.9      25.9     8.4      0.3      37.5        38.1
Corporate Securities....       --        --      --      49.2      49.2        49.2
Mortgage Backed Securi-
 ties...................      15.2     282.4   145.2    180.8     623.6       594.1
Other...................      30.7      25.0     --       --       55.7        56.2
Securities Available for
 Sale(2)................     516.5     142.8    15.5    690.1   1,364.9     1,364.9
Trading Securities......       0.3      11.9     --       1.5      13.7        13.7
                          --------  --------  ------   ------  --------    --------
  Total--1994...........  $1,168.4  $  828.6  $169.1   $998.6  $3,164.6    $3,115.3
  --1993................  $1,385.2  $1,219.0  $222.6   $894.6  $3,721.4    $3,759.1
  --1992................  $  677.2  $1,772.9  $148.3   $437.8  $3,036.2    $3,109.2
                          --------  --------  ------   ------  --------    --------
Weighted-Average
 Yield(1) to Maturity
U.S. Treasury Securi-
 ties...................       4.5%      5.2%    -- %     -- %      4.8%
Obligations of Other
 U.S. Government Agen-
 cies and Corporations..       5.7       5.9     --       6.3       6.0
Obligations of States
 and Political Subdivi-
 sions..................       7.9       6.9    11.6      8.0       8.0
Corporate Securities....       --        --      --       6.1       6.1
Mortgage Backed Securi-
 ties...................       6.7       5.7     6.2      7.4       6.3
Other...................      11.2       7.3     --       --        9.4
Securities Available for
 Sale...................       6.5       7.1     6.3      5.3       5.9
Trading Securities......       4.0       4.3     --       5.8       4.5
                          --------  --------  ------   ------  --------
  Total--1994...........       5.7%      5.9%    6.5%     5.8%      5.8%
                          ========  ========  ======   ======  ========
Tax Equivalent Adjust-
 ment Amount............  $    0.1  $    0.2  $  0.2   $  --   $    0.5

--------
(1) Tax equivalent at 35% tax rate
(2) Reports current balance at contractual maturity and does not anticipate reductions for periodic paydowns.

                                 AVERAGE ASSETS
                                    TABLE 18

                              1994             1993          1992      1991      1990
                         ---------------  ---------------  --------- --------- --------
                          AMOUNT    MIX    AMOUNT    MIX    AMOUNT    AMOUNT    AMOUNT
                         --------- -----  --------- -----  --------- --------- --------
                                           (IN MILLIONS OF DOLLARS)
Interest-Bearing
 Deposits............... $   812.6   6.5% $ 1,140.1   9.1% $ 1,200.6 $   923.8 $  787.9
Investment Securities
  --Held to Maturity....   2,482.1  19.7    3,542.3  28.1    2,679.1   2,332.2  1,681.2
  --Available for Sale..   1,063.9   8.4       69.1   0.5       15.9       --       --
Funds Sold..............      52.5   0.4      146.0   1.2      463.1     434.3    610.2
Loans...................   7,393.7  58.7    6,991.0  55.6    6,601.9   6,484.1  5,532.5
  Total Earning Assets..  11,804.8  93.7   11,888.5  94.5   10,960.6  10,174.4  8,611.8
Non-Earning Assets......     791.8   6.3      697.3   5.5      684.4     651.8    590.0
                         --------- -----  --------- -----  --------- --------- --------
    Total............... $12,596.6 100.0% $12,585.8 100.0% $11,645.0 $10,826.2 $9,201.8
                         ========= =====  ========= =====  ========= ========= ========

                                 AVERAGE LOANS
                                    TABLE 19

                              1994            1993         1992     1991     1990
                         --------------  --------------  -------- -------- --------
                          AMOUNT   MIX    AMOUNT   MIX    AMOUNT   AMOUNT   AMOUNT
                         -------- -----  -------- -----  -------- -------- --------
                                         (IN MILLIONS OF DOLLARS)
Commercial and
 Industrial............. $1,681.1  22.7% $1,695.5  24.3% $1,738.2 $1,617.6 $1,496.8
Real Estate
  Construction..........    145.2   2.0     181.1   2.6     266.3    272.7    229.0
  Mortgage..............  3,840.1  52.0   3,419.2  48.9   3,019.0  2,953.8  2,334.5
Installment.............    686.7   9.3     639.5   9.1     629.8    641.3    669.4
Foreign(1)..............    667.8   9.0     666.1   9.5     590.0    659.7    496.1
Lease Financing.........    372.8   5.0     389.6   5.6     358.6    339.0    306.7
                         -------- -----  -------- -----  -------- -------- --------
    Total............... $7,393.7 100.0% $6,991.0 100.0% $6,601.9 $6,484.1 $5,532.5
                         ======== =====  ======== =====  ======== ======== ========

--------
(1) See section entitled International Operations for definition of Foreign.

     MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES (1)
                                    TABLE 20

                                             DECEMBER 31, 1994
                            ----------------------------------------------------
                             DUE IN ONE     DUE IN ONE      DUE AFTER
                            YEAR OR LESS TO FIVE YEARS(2) FIVE YEARS(2)  TOTAL
                            ------------ ---------------- ------------- --------
                                          (IN MILLIONS OF DOLLARS)
Commercial, Financial and
 Agricultural.............    $1,246.3       $  522.0       $   62.5    $1,830.8
Real Estate--Construction.        52.5           20.1           58.4       131.0
Other Loans...............     1,205.5        1,447.4        2,580.6     5,233.5
Foreign Loans.............       696.7            --             --        696.7
                              --------       --------       --------    --------
    Total.................    $3,201.0       $1,989.5       $2,701.5    $7,892.0
                              ========       ========       ========    ========

--------
(1) Based on contractual maturities
(2) As of December 31, 1994, of the loans maturing after one year, $3,176.3 million have floating rates and $1,514.7 million have fixed rates.

                                AVERAGE DEPOSITS
                                    TABLE 21

                              1994            1993         1992     1991     1990
                         --------------  --------------  -------- -------- --------
                          AMOUNT   MIX    AMOUNT   MIX    AMOUNT   AMOUNT   AMOUNT
                         -------- -----  -------- -----  -------- -------- --------
                                         (IN MILLIONS OF DOLLARS)
Domestic
  Non-Interest Bearing
   Demand Accounts...... $1,386.0  19.0% $1,324.9  17.6% $1,231.9 $1,134.6 $1,103.4
  Interest-Bearing
   Demand Accounts......  1,895.4  26.0   2,032.3  27.0   2,039.6  1,927.4  1,682.2
  Regular Savings
   Accounts.............  1,232.3  16.9   1,239.4  16.5   1,035.3    734.5    613.8
  Private Time
   Certificates of
   Deposit ($100,000 or
   More)................    476.8   6.5     489.4   6.5     547.6    652.6    619.9
  Public Time
   Certificates of
   Deposit ($100,000 or
   More)................     64.6   0.9     143.4   1.9   1,573.2  2,066.2  1,671.7
  Bearer Certificates of
   Deposit..............      5.0   0.1       5.0   0.1       5.0      5.0      5.0
  All Other Time and
   Savings Certificates.    998.4  13.6   1,074.1  14.2   1,168.2  1,288.2  1,070.0
                         -------- -----  -------- -----  -------- -------- --------
    Total Domestic......  6,058.5  83.0   6,308.5  83.8   7,600.8  7,808.5  6,766.0
                         -------- -----  -------- -----  -------- -------- --------
Foreign (1).............  1,236.7  17.0   1,223.9  16.2     816.9    822.2  1,085.8
                         -------- -----  -------- -----  -------- -------- --------
    Total............... $7,295.2 100.0% $7,532.4 100.0% $8,417.7 $8,630.7 $7,851.8
                         ======== =====  ======== =====  ======== ======== ========

--------
(1) See section entitled International Operations for definition of Foreign.

                             INTEREST DIFFERENTIAL
                                    TABLE 22

                              1994 COMPARED TO 1993      1993 COMPARED TO 1992
                             -------------------------  -------------------------
                             VOLUME(1) RATE(1)  TOTAL   VOLUME(1) RATE(1)  TOTAL
                             --------- -------  ------  --------- -------  ------
                                         (IN MILLIONS OF DOLLARS)
Change in Interest Income:
  Interest Bearing
   Deposits:
    Foreign................   $(13.7)  $  7.2   $ (6.5)  $ (2.6)  $ (7.6)  $(10.2)
  Investment Securities--
   Held to Maturity
    Taxable................    (58.0)   (10.0)   (68.0)    56.7    (44.6)    12.1
    Tax-Exempt.............     (1.4)     0.4     (1.0)    (3.4)     0.4     (3.0)
  Investment Securities--
   Available for Sale......     51.4     (3.4)    48.0      3.7      1.6      5.3
  Funds Sold...............     (3.8)     0.9     (2.9)   (11.9)    (3.4)   (15.3)
  Loans, Net of Unearned
   Income:
    Domestic...............     32.5      2.5     35.0     26.4    (33.6)    (7.2)
    Foreign................      0.1      5.2      5.3      3.9     (7.4)    (3.5)
                              ------   ------   ------   ------   ------   ------
      Total Interest
       Income..............   $  7.1   $  2.8   $  9.9   $ 72.8   $(94.6)  $(21.8)
                              ======   ======   ======   ======   ======   ======
Change in Interest Expense:
  Interest Bearing
   Deposits:
    Demand Deposits........   $ (3.0)  $ (1.0)  $ (4.0)  $ (0.2)  $(19.0)  $(19.2)
    Savings Deposits.......     (0.2)    (3.4)    (3.6)     6.8    (13.6)    (6.8)
    Time Deposits..........     (7.3)    (4.5)   (11.8)   (72.4)    (9.3)   (81.7)
    Deposits in Foreign
     Offices...............      0.4      9.8     10.2     15.5     (8.7)     6.8
  Short-Term Borrowings....     (4.3)    25.2     20.9     57.0    (13.8)    43.2
  Long-Term Debt...........     15.9      0.7     16.6      7.3     (0.6)     6.7
                              ------   ------   ------   ------   ------   ------
      Total Interest
       Expense.............   $  1.5   $ 26.8   $ 28.3   $ 14.0   $(65.0)  $(51.0)
                              ======   ======   ======   ======   ======   ======
Net Interest Differential:
  Domestic.................   $ 19.6   $(26.6)  $ (7.0)  $ 73.0   $(23.3)  $ 49.7
  Foreign..................    (14.0)     2.6    (11.4)   (14.2)    (6.3)   (20.5)
                              ------   ------   ------   ------   ------   ------
      Total Interest
       Differential........   $  5.6   $(24.0)  $(18.4)  $ 58.8   $(29.6)  $ 29.2
                              ======   ======   ======   ======   ======   ======

--------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

            YEAR-END SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
                                    TABLE 23

                            1994       1993       1992       1991       1990
                         ---------- ---------- ---------- ---------- ----------
                           (IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET TOTALS
Net Loans............... $  7,599.5 $  6,983.1 $  6,691.7 $  6,517.2 $  6,286.1
Assets..................   12,586.4   12,462.1   12,713.1   11,409.3   10,683.0
Deposits................    7,115.1    7,005.0    7,890.5    8,666.2    8,785.0
Long-Term Debt..........      861.6      378.2      119.4      119.4      121.4
Shareholders' Equity....      966.8      938.1      828.3      724.0      630.3
OPERATING RESULTS
Total Interest Income... $    813.0 $    802.6 $    822.6 $    922.4 $    864.4
Net Interest Income.....      449.3      467.2      436.1      401.3      343.5
Provision for Possible
 Loan Losses............       21.9       54.2       50.1       29.6       28.0
Net Income..............      117.7      132.6      127.5      112.7       95.7
Earnings Per Share...... $     2.75 $     3.09 $     3.00 $     2.69 $     2.42
Cash Dividends Paid--
 Common Stock........... $     1.04 $     0.90 $     0.85 $     0.78 $     0.70
NON-FINANCIAL DATA
Common Shareholders of
 Record at Year-End.....      6,947      8,315      5,814      5,553      5,378
Average Common Shares
 Outstanding............ 42,824,531 42,967,790 42,527,466 41,847,234 39,502,790

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Consolidated Quarterly Results of Operations--Table 16 and narrative on page
34.

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Bancorp Hawaii, Inc.

  We have audited the accompanying consolidated statements of condition of Bancorp Hawaii, Inc. and subsidiaries as of December 31, 1994, 1993 and 1992, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bancorp Hawaii, Inc. and subsidiaries at December 31, 1994, 1993 and 1992, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

  As discussed in Notes A and N to the financial statements, in 1993 and 1992 the Company changed its method of accounting for certain investments in debt and equity securities and income taxes, respectively.

                                          /s/ Ernst & Young, LLP

Honolulu, Hawaii
January 19, 1995

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                  YEARS ENDED DECEMBER 31
                                              ---------------------------------
                                                 1994        1993       1992
                                              ----------  ---------- ----------
                                                  (IN THOUSANDS OF DOLLARS
                                                 EXCEPT PER SHARE AMOUNTS)
Interest Income
 Interest on Loans..........................  $  538,725  $  488,530 $  503,317
 Loan Fees..................................      31,666      37,900     33,283
 Income on Lease Financing..................      13,218      16,632     17,002
 Interest and Dividends on Investment
  Securities ...............................     135,040     203,068    191,036
   Taxable Non-Taxable......................       1,710       2,331      4,355
 Income on Investment Securities Available
  for Sale..................................      53,960       5,947        --
 Interest on Deposits.......................      36,408      42,974     53,134
 Interest on Security Resale Agreements.....         --        2,934     12,507
 Interest on Funds Sold.....................       2,270       2,265      8,005
                                              ----------  ---------- ----------
Total Interest Income.......................     812,997     802,581    822,639
Interest Expense
 Interest on Deposits.......................     189,513     198,657    299,599
 Interest on Security Repurchase
  Agreements................................      98,625      87,229     37,577
 Interest on Funds Purchased................      25,303      24,136     27,977
 Interest on Short-Term Borrowings..........      19,954      11,565     14,225
 Interest on Long-Term Debt.................      30,330      13,781      7,099
                                              ----------  ---------- ----------
Total Interest Expense......................     363,725     335,368    386,477
                                              ----------  ---------- ----------
Net Interest Income.........................     449,272     467,213    436,162
Provision for Possible Loan Losses..........      21,921      54,188     50,071
                                              ----------  ---------- ----------
Net Interest Income After Provision for
 Possible Losses............................     427,351     413,025    386,091
Non-Interest Income
 Trust Income...............................      48,591      40,855     30,519
 Service Charges on Deposit Accounts........      28,303      26,518     24,843
 Fees, Exchange and Other Service Charges...      42,492      37,788     35,918
 Other Operating Income.....................      26,769      20,338     22,712
 Investment Securities Gains (Losses).......     (17,761)      9,985      3,410
                                              ----------  ---------- ----------
Total Non-Interest Income...................     128,394     135,484    117,402
Non-Interest Expense
 Salaries...................................     137,968     134,568    125,942
 Pensions and Other Employee Benefits.......      42,421      42,399     39,232
 Net Occupancy Expense of Premises..........      37,436      37,026     33,647
 Net Equipment Expense......................      30,502      27,347     24,801
 Other Operating Expense....................     112,039      94,762     90,937
                                              ----------  ---------- ----------
Total Non-Interest Expense..................     360,366     336,102    314,559
                                              ----------  ---------- ----------
Income Before Taxes.........................     195,379     212,407    188,934
Provision for Taxes.........................      77,641      79,840     72,172
                                              ----------  ---------- ----------
Net Income Before Cumulative Effect of Ac-
 counting Change............................     117,738     132,567    116,762
                                              ----------  ---------- ----------
Cumulative Effect of Accounting Change......         --          --      10,762
                                              ----------  ---------- ----------
Net Income..................................  $  117,738  $  132,567 $  127,524
                                              ==========  ========== ==========
Earnings Per Common Share and Common Share
 Equivalents Before Cumulative Effect of Ac-
 counting Change............................  $     2.75  $     3.09 $     2.75
Cumulative Effect of Accounting Change......         --          --        0.25
Earnings Per Common Share and Common Share
 Equivalents................................  $     2.75  $     3.09 $     3.00
                                              ----------  ---------- ----------
Average Common Shares and Average Common
 Share Equivalents..........................  42,824,531  42,967,790 42,527,466
                                              ----------  ---------- ----------

                See Notes to Consolidated Financial Statements.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                      DECEMBER 31
                                          -------------------------------------
                                             1994         1993         1992
                                          -----------  -----------  -----------
                                               (IN THOUSANDS OF DOLLARS)
Assets
Interest-Bearing Deposits...............  $   727,016  $   837,704  $ 1,432,498
Investment Securities
  --Held to Maturity (Market Value of
   $1,736,659, $2,791,328 and
   $3,109,193, respectively)............    1,785,960    2,753,590    3,036,238
  --Available for Sale..................    1,364,925      893,453          --
Securities Purchased Under Agreements to
 Resell.................................          --           --       420,000
Funds Sold..............................       54,167       57,699      184,474
Loans...................................    7,891,993    7,258,368    6,963,582
  Unearned Income.......................     (144,034)    (149,949)    (143,265)
  Reserve for Possible Loan Losses......     (148,508)    (125,284)    (128,626)
                                          -----------  -----------  -----------
Net Loans...............................    7,599,451    6,983,135    6,691,691
                                          -----------  -----------  -----------
    Total Earning Assets................   11,531,519   11,525,581   11,764,901
Cash and Non-Interest Bearing Deposits..      508,762      395,315      393,555
Premises and Equipment..................      221,806      167,260      156,383
Customers' Acceptance Liability.........       17,776        8,475       26,041
Accrued Interest Receivable.............       77,340       82,023       94,409
Other Real Estate.......................          594        4,123        6,318
Intangibles, Including Goodwill.........       94,515      102,929       52,971
Trading Securities......................       13,696       74,351      111,820
Other Assets............................      120,342      102,070      106,736
                                          -----------  -----------  -----------
    Total Assets........................  $12,586,350  $12,462,127  $12,713,134
                                          ===========  ===========  ===========
Liabilities
Domestic Deposits
  Demand--Non-Interest Bearing..........  $ 1,436,794  $ 1,405,540  $ 1,256,617
     --Interest Bearing.................    1,747,514    1,931,807    2,052,599
  Savings...............................    1,140,402    1,251,876    1,167,289
  Time..................................    1,639,497    1,581,534    2,249,809
Foreign Deposits........................    1,150,847      834,218    1,164,177
                                          -----------  -----------  -----------
    Total Deposits......................    7,115,054    7,004,975    7,890,491
Securities Sold Under Agreements to
 Repurchase.............................    2,136,204    2,509,550    2,232,508
Funds Purchased.........................      609,574      743,915    1,091,556
Short-Term Borrowings...................      594,475      579,966      256,073
Bank's Acceptances Outstanding..........       17,776        8,475       26,041
Accrued Pension Costs...................       23,510       24,367       25,324
Accrued Interest Payable................       49,253       34,347       31,774
Accrued Taxes Payable...................      133,720      154,291      126,265
Other Liabilities.......................       78,424       85,967       85,374
Long-Term Debt..........................      861,572      378,170      119,400
                                          -----------  -----------  -----------
    Total Liabilities...................   11,619,562   11,524,023   11,884,806
                                          -----------  -----------  -----------
Shareholders' Equity
Common Stock ($2 par value), authorized
 100,000,000 shares; issued and
 outstanding, 41,851,466; 28,425,038;
 and 28,056,190, respectively...........       83,703       56,850       56,112
Surplus.................................      260,040      284,886      272,810
Unrealized Valuation Adjustments........      (18,122)         537       (2,271)
Retained Earnings.......................      641,167      595,831      501,677
                                          -----------  -----------  -----------
    Total Shareholders' Equity..........      966,788      938,104      828,328
                                          -----------  -----------  -----------
    Total Liabilities and Shareholders'
     Equity.............................  $12,586,350  $12,462,127  $12,713,134
                                          ===========  ===========  ===========

                 See Notes to Consolidated Financial Statements

           BANCORP HAWAII, INC. AND SUBSIDIARIES (AND PARENT COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            UNREALIZED
                                         COMMON             VALUATION  RETAINED
                                TOTAL     STOCK   SURPLUS   ADJUSTMENT EARNINGS
                               --------  -------  --------  ---------- --------
                                 (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE
                                                 AMOUNTS)
Balance at December 31, 1991.  $724,030  $55,337  $260,920   $ (1,731) $409,504
Changes During 1992
  Net Income.................   127,524      --        --         --    127,524
  Sale of Common Stock
    68,809 Profit Sharing
     Plan....................     3,168      138     3,030        --        --
    147,534 Stock Option
     Plan....................     2,059      295     1,764        --        --
    185,274 Dividend
     Reinvestment Plan.......     8,095      370     7,725        --        --
  Stock Repurchased..........      (657)     (28)     (629)       --        --
  Unrealized Valuation
   Adjustments
    Investment Securities....       338      --        --         338       --
    Foreign Exchange
     Translation Adjustment..      (878)     --        --        (878)      --
Cash Dividends Paid of $0.85
 Per Share...................   (35,351)     --        --         --    (35,351)
                               --------  -------  --------   --------  --------
Balance at December 31, 1992.  $828,328  $56,112  $272,810   $ (2,271) $501,677
Changes During 1993
  Net Income.................   132,567      --        --         --    132,567
  Sale of Common Stock
    85,515 Profit Sharing
     Plan....................     3,849      171     3,678        --        --
    151,543 Stock Option
     Plan....................     3,288      303     2,985        --        --
    180,390 Dividend
     Reinvestment Plan.......     7,729      361     7,368        --        --
  Stock Repurchased..........    (2,052)     (97)   (1,955)       --        --
  Unrealized Valuation
   Adjustments
    Investment Securities....     2,878      --        --       2,878       --
    Foreign Exchange
     Translation Adjustment..       (70)     --        --         (70)      --
Cash Dividends Paid of $0.90
 Per Share...................   (38,413)     --        --         --    (38,413)
                               --------  -------  --------   --------  --------
Balance at December 31, 1993.  $938,104  $56,850  $284,886   $    537  $595,831
Changes During 1994
  Net Income.................   117,738      --        --         --    117,738
  Sale of Common Stock
    250,286 Profit Sharing
     Plan....................     7,708      501     7,207        --        --
    204,909 Stock Option
     Plan....................     2,907      410     2,497        --        --
    239,211 Dividend
     Reinvestment Plan.......     7,401      478     6,923        --        --
  Stock Repurchased..........   (44,297)  (2,824)  (41,473)       --        --
  Unrealized Valuation
   Adjustments
    Investment Securities....   (21,119)     --        --     (21,119)      --
    Foreign Exchange
     Translation Adjustment..     2,460      --        --       2,460       --
50 Percent Stock Dividend....       (59)  28,288       --         --    (28,347)
Cash Dividends Paid of $1.04
 Per Share...................   (44,055)     --        --         --    (44,055)
                               --------  -------  --------   --------  --------
Balance at December 31, 1994.  $966,788  $83,703  $260,040   $(18,122) $641,167
                               ========  =======  ========   ========  ========

                 See Notes to Consolidated Financial Statements

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEARS ENDED DECEMBER 31
                                          ------------------------------------
                                             1994         1993        1992
                                          -----------  ----------  -----------
                                              (IN THOUSANDS OF DOLLARS)
Operating Activities
 Net Income.............................. $   117,738  $  132,567  $   127,524
 Adjustments to Reconcile Net Income to
  Net Cash
 Provided by Operating Activities:
  Provision for Loan Losses..............      21,921      54,188       50,071
  Depreciation and Amortization..........      30,321      25,681       22,631
  Deferred Income Taxes..................     (16,034)     21,865        8,212
  Realized and Unrealized Investment
   Security Gains........................         --          (97)      (1,890)
  Realized (Gains) Losses on Investment
   Securities Available for Sale.........      14,980      (9,025)         --
  Net (Increase) Decrease in Trading
   Securities............................         655      (2,482)       3,061
  Amortization of Lease Income...........     (26,425)    (30,196)     (21,255)
  Amortization of Loan Fee Income........     (13,813)    (15,945)     (17,358)
  Decrease (Increase) in Interest
   Receivable............................       4,683      12,386         (165)
  Increase (Decrease) in Interest
   Payable...............................      14,906       2,573      (12,908)
  Decrease (Increase) in Other Assets....         765      10,921      (44,248)
  Increase (Decrease) in Other
   Liabilities...........................      (6,067)     (7,797)       7,378
                                          -----------  ----------  -----------
   Net Cash Provided by Operating
    Activities...........................     143,630     194,639      121,053
                                          -----------  ----------  -----------
Investing Activities
 Proceeds from Redemptions of Investment
  Securities Held to Maturity............   1,514,596     957,408      952,816
 Purchases of Investment Securities Held
  to Maturity............................    (546,966) (1,565,051)  (1,441,520)
 Proceeds from Sales of Investment
  Securities Available for Sale..........     573,057     849,853          --
 Proceeds from Redemptions of Investment
  Securities Available for Sale..........      96,019         --           --
 Purchases of Investment Securities
  Available for Sale.....................  (1,102,871)   (697,892)    (100,043)
 Net (Decrease) Increase in Interest-
  Bearing Deposits Placed in Other
  Banks..................................     110,688     594,794     (308,529)
 Decrease (Increase) in Funds Sold.......       3,532     443,882     (271,338)
 Increase in Loans, Net..................    (569,901)   (299,491)    (185,978)
 Purchases of Premises and Equipment.....     (72,798)    (28,426)     (29,311)
 Proceeds from Sale of Premises and
  Equipment..............................       1,178         170          778
 Purchase of American Financial Services
  of Hawaii, Inc., Net of Cash and Non-
  Interest Bearing Deposits Acquired.....         --      (48,990)         --
 Purchase of Banque d'Hawaii (Vanuatu),
  Ltd., Net of Cash and Non-Interest
  Bearing Deposits Acquired..............      39,963         --           --
 Purchase of National Bank of Solomon
  Islands, Net of Cash and Non-Interest
  Bearing Deposits Acquired..............        (315)        --           --
                                          -----------  ----------  -----------
   Net Cash Provided (Used) by Investing
    Activities...........................      46,182     206,257   (1,383,125)
                                          -----------  ----------  -----------
Financing Activities
 Net Increase (Decrease) in Demand,
  Savings, and Time Deposits.............       1,346    (885,516)    (775,661)
 Proceeds from Lines of Credit and Long-
  Term Debt..............................     510,049     294,846       47,000
 Principal Payments on Lines of Credit
  and Long-Term Debt.....................     (26,647)    (21,076)     (38,421)
 Net Increase (Decrease) in Short-Term
  Borrowings.............................    (493,178)    238,279    1,960,341
 Proceeds from Sale of Common Stock......      18,016      14,866       13,322
 Stock Repurchased.......................     (44,297)     (2,052)        (657)
 Cash Dividends..........................     (44,114)    (38,413)     (35,351)
                                          -----------  ----------  -----------
   Net Cash Provided (Used) by Financing
    Activities...........................     (78,825)   (399,066)   1,170,573
                                          -----------  ----------  -----------
 Effect of Exchange Rate Changes on
  Cash...................................       2,460         (70)        (878)
                                          -----------  ----------  -----------
   Increase (Decrease) in Cash and Non-
    Interest Bearing Deposits............     113,447       1,760      (92,377)
                                          -----------  ----------  -----------
 Cash and Non-Interest Bearing Deposits
  at Beginning of Year...................     395,315     393,555      485,932
                                          -----------  ----------  -----------
   Cash and Non-Interest Bearing Deposits
    at End of Year....................... $   508,762  $  395,315  $   393,555
                                          ===========  ==========  ===========

                See Notes to Consolidated Financial Statements.

                              BANCORP HAWAII, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting principles followed by Bancorp Hawaii, Inc., and its subsidiaries (Bancorp), and the methods of applying those principles conform with generally accepted accounting principles and with general practice within the banking industry. Certain accounts have been reclassified to conform with the 1994 presentation. The significant policies are summarized below.

CONSOLIDATION

  The consolidated financial statements include the accounts of Bancorp; its principal subsidiaries, Bank of Hawaii; Bancorp Pacific, Inc.; and their subsidiaries. Significant intercompany accounts have been eliminated in consolidation.

ACCOUNTING CHANGES

  In May 1993, the Financial Accounting Standards Board (FASB) issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." The statement addresses the accounting by creditors for impairment of certain loans and requires these loans be measured based on the present value of expected future cash flows or if the loan is collateral dependent, the fair value of the collateral. This is a significant change from the currently applied rules for both Generally Accepted Accounting Principles and regulatory reporting. In October 1994, the FASB issued Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," that amended Statement No. 114 by eliminating provisions for reporting income on impaired loans by creditors and clarifying disclosure requirements. Bancorp has elected to implement the provisions of Statement No. 114, as amended, effective January 1, 1995. At this time, the impact of adopting the new rules on Bancorp's financial position or results of operation is not expected to be material.

ACQUISITION

  In December 1994, Bank of Hawaii acquired a 51% interest in the National Bank of Solomon Islands (NBSI) for $4.8 million. The acquisition has been accounted for using the purchase method. At year-end, NBSI financial results have been included in the consolidated totals. Total assets of NBSI were $50.3 million at year-end 1994. Goodwill recorded in this transaction was $2.4 million and is being amortized over 15 years.

  On May 7, 1993, Bank of Hawaii finalized the purchase of 100% of the shares of American Financial Services of Hawaii, Inc. (AFS), a trust holding company whose wholly owned subsidiaries are Bishop Trust Limited and American Trust Company of Hawaii, Inc. AFS administered $2.7 billion in trust assets at the acquisition date. The acquisition has been accounted for under the purchase method, for the approximately $4 million of assets of AFS. Goodwill recorded in this transaction is being amortized on a straight line basis over 15 years. In 1994, AFS was merged into Hawaiian Trust Company, Limited.

  Also in December 1993, Bank of Hawaii acquired 80% of Banque Indosuez Vanuatu, Limited for $12.1 million. Its name was changed to Banque d'Hawaii (Vanuatu), Limited. Banque d'Hawaii (Vanuatu), Limited has been accounted for as a purchase as of January 1, 1994 and is included in the consolidated financial statements.

  In conjunction with these acquisitions, liabilities were assumed as follows:

                                                    1994        1993      1992
                                                  ----------  ----------  --------
                                                  (IN THOUSANDS OF DOLLARS)
Assets Acquired..................................   $132,855  $   65,002    --
Cash Paid for Capital Stock......................    (16,913)    (51,500)   --
                                                  ----------  ----------  -----
Liabilities Assumed..............................   $115,942  $   13,502    --
                                                  ==========  ==========  =====

                              BANCORP HAWAII, INC.

CASH AND NON-INTEREST BEARING DEPOSITS

  Cash and non-interest bearing deposits include the amounts due from other financial institutions as well as in-transit clearings. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, the Bank is required to place reserves with the Federal Reserve Bank based on the amount of deposits held. Bank of Hawaii, along with the other banks in the State of Hawaii, was allowed to phase into this reserve requirement, with such phase-in completed in 1993. For 1994, 1993 and 1992, the average amount of these reserve balances was $157,486,000; $165,616,000 and $135,010,000, respectively.

EARNINGS PER SHARE

  The earnings per common share of Bancorp are based on the average common shares outstanding and the average common share equivalents. The earnings per common share of Bancorp are based on shares of 42,824,531, 42,967,790 and 42,527,466 in 1994, 1993 and 1992, respectively.

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

INTANGIBLE ASSETS AND AMORTIZATION

  The excess of the cost over the fair market value of tangible assets and liabilities purchased in various transactions by Bancorp and the Bank of Hawaii is being amortized using the straight-line method over various periods not exceeding 15 years. Intangibles are reviewed periodically for other than temporary impairment based on comparisons with underlying financial assets. The amortization expense of these intangibles was $9,315,000; $7,161,000 and $5,083,000 for 1994, 1993 and 1992, respectively. As of December 31, 1994, the accumulated amortization totaled $33,884,000.

INTEREST RATE/FOREIGN CURRENCY RISK MANAGEMENT

  Bancorp has entered into various off-balance-sheet transactions, primarily interest rate swap agreements, for interest rate risk exposure management purposes. A primary objective of Bancorp in managing interest-rate exposure is to maintain a targeted mix of assets and liabilities that mature or reprice over a one year time horizon. However, the extent of rate sensitivity can vary within the intervening time periods. Interest rate swaps are primarily used to modify the interest rate sensitivity of short term assets or long term liabilities (both deposits and debt).

  As a result of having various foreign operations, Bancorp is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value. Bancorp has purchased foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its reported income. The forward contracts qualify as

                              BANCORP HAWAII, INC.

hedges for financial reporting purposes as they are tied to specific foreign loans and their repayment. Although the volatility of income over the entire twelve month period is reduced, increased volatility may be reported during interim periods.

  Valuation adjustments on foreign exchange swap and forward contracts are recognized through the income statement as a component of foreign currency gain or loss.

INTERNATIONAL OPERATIONS

  International operations include certain activities located domestically in the International Division, as well as branches and subsidiaries domiciled outside the United States. The operations of Bank of Hawaii and FirstFed located in the Southern and Western Pacific which are denominated in U.S. dollars are classified as domestic.

INVESTMENT SECURITIES

  The method followed in determining the cost of investments sold was based on identified certificates for each of the three years ending December 31, 1994, 1993 and 1992. Bancorp adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," affecting the Statement of Condition as of December 31, 1993 by reclassifying investment securities into the following categories.

  Investment Securities Held to Maturity are securities intended to be held for the full term of the security. These securities are stated at cost adjusted for amortization of premium and accretion of discount. Restricted equity securities represent Federal Home Loan Bank and Federal Reserve Bank shares, recorded at par, which is fair value.

  Investment Securities Available for Sale are recorded at market value with the unrealized gains and losses recorded as an unrealized valuation adjustment in equity, net of taxes. The market value of mortgage-backed securities are based on quoted market prices. In 1993 and 1992, these assets were recorded at the lower of cost or market with valuation adjustments reflected as a charge against income.

  Trading Securities are securities purchased and held principally for the purpose of selling them in the near term. The trading securities portfolio was comprised primarily of debt securities which have been recorded at market value. Changes in market value are recognized as a securities gain or loss through the income statement. During 1994 and 1993, the net gain (loss) from the trading securities portfolio was $(740,000) and $997,000, respectively, and is recognized as a component of investment securities gains/losses in the income statement. Income from the trading securities was $604,000 and $660,000 for 1994 and 1993, respectively, and is included as part of other operating income.

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

                              BANCORP HAWAII, INC.

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

NOTE B INVESTMENT SECURITIES

  The following presents the details of the investment portfolio:

                                                 GROSS      GROSS    AGGREGATE
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
                                             (IN THOUSANDS OF DOLLARS)
At December 31, 1994
Securities Held to Maturity:
  Restricted Equity Securities..... $   49,200   $  --     $    --   $   49,200
  Debt Securities Issued by the
   U.S. Treasury and Agencies......  1,019,903      316     (21,124)    999,095
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................     37,578    1,367        (805)     38,140
  Debt Securities Issued by Foreign
   Governments.....................     35,672      533         --       36,205
  Corporate Debt Securities........        --       --          --          --
  Mortgage Backed-Securities.......    623,565    1,718     (31,219)    594,064
  Other Debt Securities............     20,042       12         (99)     19,955
                                    ----------   ------    --------  ----------
    Totals......................... $1,785,960   $3,946    $(53,247) $1,736,659
                                    ==========   ======    ========  ==========
Securities Available for Sale:
  Equity Securities................ $    1,113   $  390    $    --   $    1,503
  Debt Securities Issued by the
   U.S. Treasury and Agencies......    615,001      201      (9,359)    605,843
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................      3,560        8        (151)      3,417
  Debt Securities Issued by Foreign
   Governments.....................        --       --          --          --
  Corporate Debt Securities........      3,878        2        (141)      3,739
  Mortgage Backed-Securities.......    716,581       50     (20,903)    695,728
  Other Debt Securities............     53,637    1,552        (494)     54,695
                                    ----------   ------    --------  ----------
    Totals......................... $1,393,770   $2,203    $(31,048) $1,364,925
                                    ==========   ======    ========  ==========

                              BANCORP HAWAII, INC.

                                                 GROSS      GROSS    AGGREGATE
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
                                             (IN THOUSANDS OF DOLLARS)
At December 31, 1993
Securities Held to Maturity:
  Restricted Equity Securities..... $   13,654  $   --     $   --    $   13,654
  Debt Securities Issued by the
   U.S. Treasury and Agencies......  2,144,180   24,266        --     2,168,446
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................     40,566    3,260         (3)      43,823
  Debt Securities Issued by Foreign
   Governments.....................      9,175      --         --         9,175
  Corporate Debt Securities........        --       --         --           --
  Mortgage Backed-Securities.......    516,001   10,111       (989)     525,123
  Other Debt Securities............     30,014    1,093        --        31,107
                                    ----------  -------    -------   ----------
    Totals......................... $2,753,590  $38,730    $  (992)  $2,791,328
                                    ==========  =======    =======   ==========
Securities Available for Sale:
  Equity Securities................ $    1,008  $   --     $   --    $    1,008
  Debt Securities Issued by the
   U.S. Treasury and Agencies......    229,314    7,235        (52)     236,497
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................        881       38         (1)         918
  Debt Securities Issued by Foreign
   Governments.....................        --       --         --           --
  Corporate Securities.............      6,201       57        (13)       6,245
  Mortgage Backed-Securities.......    649,094    2,139     (4,062)     647,171
  Other Debt Securities............      1,614      --         --         1,614
                                    ----------  -------    -------   ----------
    Totals......................... $  888,112  $ 9,469    $(4,128)  $  893,453
                                    ==========  =======    =======   ==========

  The book values and estimated market values of investment securities as of December 31, 1992 are as follows:

                                                  GROSS      GROSS    ESTIMATED
                                        BOOK    UNREALIZED UNREALIZED   MARKET
                                       VALUE      GAINS      LOSSES     VALUE
                                     ---------- ---------- ---------- ----------
                                              (IN THOUSANDS OF DOLLARS)
United States Treasury Securities..  $1,808,747  $39,312    $  (561)  $1,847,498
Securities of Other United States
 Government Corporations and Agen-
 cies..............................     589,828   12,430       (901)     601,357
Obligations of States and Political
 Subdivisions......................      59,774    2,549       (302)      62,021
Debt Securities Issued by Foreign
 Governments.......................       1,897      --         --         1,897
Corporate Securities...............       8,358    6,871        (14)      15,215
Mortgage-Backed Securities.........     493,449   14,118     (3,115)     504,452
Other Securities...................      74,185    2,568        --        76,753
                                     ----------  -------    -------   ----------
    Totals.........................  $3,036,238  $77,848    $(4,893)  $3,109,193
                                     ==========  =======    =======   ==========

                              BANCORP HAWAII, INC.

  The following presents an analysis of the contractual maturities of the investment securities portfolio as of December 31, 1994:

                                                                    ESTIMATED
                                                          COST      FAIR VALUE
                                                      ------------ ---------------
                                                      (IN THOUSANDS OF DOLLARS)
Securities Held to Maturity
  Due in One Year or Less............................ $    636,425 $    632,798
  Due After One Year Through Five Years..............      391,510      374,324
  Due After Five Years Through Ten Years.............        8,455        9,739
  Due After Ten Years................................       76,805       76,535
                                                      ------------ ------------
                                                         1,113,195    1,093,396
Mortgage-Backed Securities...........................      623,565      594,064
Restricted Equity Securities.........................       49,200       49,200
                                                      ------------ ------------
                                                        $1,785,960   $1,736,660
                                                      ============ ============
Securities Available for Sale
  Due in One Year or Less............................ $    517,540 $    516,537
  Due After One Year Through Five Years..............      150,753      142,804
  Due After Five Years Through Ten Years.............        6,272        5,751
  Due After Ten Years................................        1,511        2,602
                                                      ------------ ------------
                                                           676,076      667,694
Mortgage-Backed Securities...........................      716,581      695,728
Equity Securities....................................        1,113        1,503
                                                      ------------ ------------
                                                        $1,393,770   $1,364,925
                                                      ============ ============

  Proceeds from sales and maturities of investment securities available for sale during 1994 were $526,044,000. Gross gains of $281,000 and gross losses of $17,350,000 were realized on those sales. The cumulative investment valuation reserve was $(17,264,000) (net of taxes) as of December 31, 1994.

  Investment securities carried at $3,056,198,000, $3,396,469,000 and $3,418,254,000 were pledged to secure deposits of certain public (governmental) entities, repurchase agreements and swap agreements at December 31, 1994, 1993 and 1992, respectively. The December 31, 1994 amount included investment securities with a carrying value of $2,368,669,000 and a market value of $2,330,632,000 which were pledged solely for repurchase agreements.

                              BANCORP HAWAII, INC.

NOTE C LOANS

  Loans consisted of the following at year-end:

                                                1994        1993        1992
                                             ----------  ----------  ----------
                                                (IN THOUSANDS OF DOLLARS)
Domestic Loans
  Commercial and Industrial................. $1,830,803  $1,709,194  $1,864,102
  Real Estate
    Construction--Commercial................    113,089     136,225     220,212
Residential.................................     17,882      35,078      40,422
    Mortgage--Commercial....................  1,240,959   1,230,558     991,821
Residential.................................  2,872,824   2,475,971   2,189,098
  Installment...............................    741,612     676,170     655,861
                                             ----------  ----------  ----------
Total Domestic Loans........................  6,817,169   6,263,196   5,961,516
                                             ----------  ----------  ----------
Foreign Loans...............................    696,734     593,497     608,633
                                             ----------  ----------  ----------
Subtotal....................................  7,513,903   6,856,693   6,570,149
                                             ----------  ----------  ----------
Lease Financing
  Direct....................................    103,462     119,908     129,178
  Leveraged.................................    274,628     281,767     264,255
                                             ----------  ----------  ----------
Lease Financing.............................    378,090     401,675     393,433
                                             ----------  ----------  ----------
Total Loans................................. $7,891,993  $7,258,368  $6,963,582
                                             ==========  ==========  ==========

  Transactions in the reserve for possible loan losses were as follows:

                                                1994        1993        1992
                                             ----------  ----------  ----------
                                                (IN THOUSANDS OF DOLLARS)
Balance at Beginning of Year................   $125,284    $128,626    $115,571
Provision Charged to Operations.............     21,921      54,188      50,071
Reserves Acquired...........................      1,437         --          --
Charge-Offs.................................    (25,437)    (65,732)    (43,982)
Recoveries..................................     25,303       8,202       6,966
                                             ----------  ----------  ----------
  Net Charge-Offs...........................       (134)    (57,530)    (37,016)
                                             ----------  ----------  ----------
  Balance at End of Year....................   $148,508    $125,284    $128,626
                                             ==========  ==========  ==========

  Commercial and mortgage loans totaling $576,333,000 were pledged to secure certain public deposits and Federal Home Loan Bank advances at December 31, 1994.

  Certain directors and executive officers of Bancorp, its subsidiary companies, companies in which they are principal owners, and trusts in which they are involved, were loan customers of the Bank of Hawaii during 1994, 1993 and 1992. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal risk of collection. Such loans at December 31, 1994, 1993 and 1992 amounted to $79,244,000, $83,877,000 and $91,084,000, respectively. During 1994, the activity in these loans included new borrowings of $29,967,000 and repayments of $29,923,000, and other adjustments of $4,677,000 relating to the changes in directors and the companies and trusts in which they are involved.

                              BANCORP HAWAII, INC.

NOTE D PREMISES AND EQUIPMENT

  Bancorp and its affiliates own and lease premises consisting primarily of operating facilities, the great majority of which are located in Hawaii. Bancorp has four significant properties all of which are in downtown Honolulu. The largest is the condominium units in the Financial Plaza of the Pacific in which the Bank of Hawaii's head office is situated. The capital leases are for portions (less than 12.0%) of the Financial Plaza of the Pacific. The terms of the leases are 60 years, further details of the capital lease are included in the long term debt footnote. In addition, Bancorp owns a two-story building on the outskirts of downtown Honolulu which houses data processing and certain other operational functions, a five-story building which houses administrative departments and FirstFed's five-story headquarters building. In 1993, the Bank entered into a contract to build a 248,000 square foot facility in the Kapolei area on Oahu. The building will be primarily used as an operations facility and will also house a Bank of Hawaii branch. The contracts for construction of the building total $43 million, $33.7 of which has been included as part of premises and equipment. Depreciation will commence when the building is placed in service in late 1995.

  The following is a summary of data for major categories of premises and equipment:

                                                         ACCUMULATED      NET
                                                       DEPRECIATION AND   BOOK
                                                COST     AMORTIZATION    VALUE
                                              -------- ---------------- --------
                                                  (IN THOUSANDS OF DOLLARS)
December 31, 1994
Premises..................................... $236,619    $ (67,792)    $168,827
Equipment....................................  122,678      (73,806)      48,872
Capital Leases...............................    4,464         (357)       4,107
                                              --------    ---------     --------
                                              $363,761    $(141,955)    $221,806
                                              ========    =========     ========
December 31, 1993
Premises..................................... $187,614    $ (60,588)    $127,026
Equipment....................................  107,167      (66,933)      40,234
                                              --------    ---------     --------
                                              $294,781    $(127,521)    $167,260
                                              ========    =========     ========
December 31, 1992
Premises..................................... $172,614    $ (53,762)    $118,852
Equipment....................................  100,554      (63,023)      37,531
                                              --------    ---------     --------
                                              $273,168    $(116,785)    $156,383
                                              ========    =========     ========

  The amounts of depreciation and amortization (including capital lease amortization) included in consolidated expense were $21,006,000, $18,520,000 and $16,551,000 in 1994, 1993 and 1992, respectively.

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

                              BANCORP HAWAII, INC.

  Future minimum payments, by year and in the aggregate, for noncancelable operating leases with initial or remaining terms of one year or more and capital leases consisted of the following at December 31, 1994:

                                                       CAPITAL      OPERATING
                                                       LEASES        LEASES
                                                     ------------ -------------
                                                     (IN THOUSANDS OF DOLLARS)
1995................................................ $          7 $      13,154
1996................................................            7        10,069
1997................................................            7         8,553
1998................................................            7         7,899
1999................................................            7         6,713
Thereafter..........................................       34,945        93,342
                                                     ------------ -------------
Total Minimum Lease Payments........................ $     34,980 $     139,730
Amounts Representing Interest.......................       29,858           --
                                                     ------------ -------------
Present Value of Net Minimum Lease Payments......... $      5,122           --
                                                     ============ =============

  Minimum future rentals receivable under subleases for noncancelable operating leases at December 31, 1994, amounted to $2,554,000.

  Rental expense for all operating leases consisted of:

                                                     1994      1993      1992
                                                   --------  --------  --------
                                                   (IN THOUSANDS OF DOLLARS)
Minimum Rentals................................... $ 21,219  $ 22,592  $ 19,793
Sublease Rental Income............................     (634)     (583)     (526)
                                                   --------  --------  --------
                                                   $ 20,585  $ 22,009  $ 19,267
                                                   ========  ========  ========

NOTE E DEPOSITS

  Interest on deposit liabilities in 1994, 1993 and 1992 consisted of the following:

                                                       1994     1993     1992
                                                     -------- -------- --------
                                                     (IN THOUSANDS OF DOLLARS)
Domestic Interest-Bearing Demand Accounts........... $ 42,321 $ 45,136 $ 64,381
Domestic Savings Accounts...........................   27,910   32,654   39,440
Domestic Time Accounts..............................   65,908   77,736  159,433
Foreign Deposits....................................   53,374   43,131   36,345
                                                     -------- -------- --------
                                                     $189,513 $198,657 $299,599
                                                     ======== ======== ========

  Time deposits with balances of $100,000 or more in domestic banking offices were $572,966,000 in 1994. Of this amount, $46,572,000 represents deposits of public (governmental) entities which require collaterization by acceptable securities. The majority of deposits in the foreign category are time deposits in denominations of $100,000 or more.

                              BANCORP HAWAII, INC.

  Maturities of domestic time deposits of $100,000 or more at December 31, 1994, are summarized as follows:

                                                               DOMESTIC
                                                       -------------------------
                                                       (IN THOUSANDS OF DOLLARS)
Under 3 Months........................................         $290,370
4 to 6 Months.........................................           93,335
7 to 12 Months........................................           84,943
Over 12 Months........................................          104,318
                                                               --------
                                                               $572,966
                                                               ========

NOTE F SHORT-TERM BORROWINGS

  Details of short-term borrowings for 1994, 1993 and 1992 were as follows:

                                             SECURITIES
                                             SOLD UNDER     OTHER
                                  FUNDS      AGREEMENTS   COMMERCIAL SHORT-TERM
                                PURCHASED   TO REPURCHASE   PAPER    BORROWINGS
                                ----------  ------------- ---------- ----------
                                          (IN THOUSANDS OF DOLLARS)
1994
Amounts Outstanding December
 31............................ $  609,574   $2,136,204    $ 69,113   $525,362
Average Amount Outstanding
 During Year...................    593,019    2,404,401     107,537    495,673
Maximum Amount Outstanding at
 Any Month's End...............    655,026    2,730,270     176,072    557,293
Weighted-Average Interest Rate
 During Year*..................       4.27%        4.10%       3.44%      3.28%
Weighted-Average Interest Rate
 on Balance Outstanding at End
 of Year.......................       5.79%        5.26%       4.24%      3.92%
                                ----------   ----------    --------   --------
1993
Amounts Outstanding December
 31............................ $  743,915   $2,509,550    $141,627   $438,339
Average Amount Outstanding
 During Year...................    754,051    2,644,935      92,092    234,450
Maximum Amount Outstanding at
 Any Month's End...............    967,121    2,995,725     141,627    507,356
Weighted-Average Interest Rate
 During Year*..................       3.20%        3.30%       2.96%      4.49%
Weighted-Average Interest Rate
 on Balance Outstanding at End
 of Year.......................       3.15%        3.35%       2.89%      2.79%
                                ----------   ----------    --------   --------
1992
Amounts Outstanding December
 31............................ $1,091,556   $2,232,508    $ 89,017   $167,056
Average Amount Outstanding
 During Year...................    766,622    1,019,007      79,958    181,601
Maximum Amount Outstanding at
 Any Month's End...............  1,091,556    2,232,508      93,346    240,024
Weighted-Average Interest Rate
 During Year*..................       3.65%        3.69%       4.15%      7.19%
Weighted-Average Interest Rate
 on Balance Outstanding at End
 of Year.......................       3.37%        3.39%       3.21%      3.73%
                                ----------   ----------    --------   --------

--------
* Average rates for the year are computed by dividing actual interest expense on borrowings by average daily borrowings.

  Funds purchased generally mature on the day following the date of purchase. Commercial paper is issued by the parent corporation in various denominations generally maturing 90 days or less from date of issuance.

  Securities sold under agreements to repurchase were treated as financings and the obligations to repurchase the identical securities sold were reflected as a liability with the dollar amount of securities

                              BANCORP HAWAII, INC.

underlying the agreements remaining in the asset accounts. At December 31, 1994, the weighted average contractual maturity of these agreements was 90 days and represent investments by public (governmental) entities, primarily the State of Hawaii ($1.3 billion) and a local municipality ($0.6 billion). A schedule of maturities of these agreements are as follows:

                                                             (IN
                                                          THOUSANDS
                                                              OF
                                                           DOLLARS)
        Overnight........................................ $      --
        Less than 30 days................................    361,222
        30 to 90 days....................................    938,170
        Over 90 days.....................................    836,812
                                                          ----------
                                                          $2,136,204
                                                          ==========

  A line of credit totaling $50,000,000 is used to back up commercial paper issued in the name of Bancorp. At December 31, 1994, there was no balance outstanding. Fees on the unused amount of this line totaled $103,000.

  Other short-term borrowings consist mainly of Foreign Call Deposits which generally mature in 90 days and bear interest rates reflecting such maturities. The Federal Home Loan Bank advances (secured by certain mortgage loans and FHLB stock) mature within one year and bear interest rates between 5.91% and 6.80%. There was also a one year Bank note for $100 million bearing a fixed interest rate of 3.55% which matured in January 1995.

NOTE G LONG-TERM DEBT

  Amounts outstanding as of year-end were as follows:

                                                       1994     1993     1992
                                                     -------- -------- --------
                                                     (IN THOUSANDS OF DOLLARS)
Medium-Term Notes................................... $604,441 $149,830 $ 85,000
Federal Home Loan Bank Advances.....................  133,400  103,500   33,500
Subordinated Notes..................................  118,609  124,840      900
Capitalized Lease Obligations.......................    5,122      --       --
                                                     -------- -------- --------
                                                     $861,572 $378,170 $119,400
                                                     ======== ======== ========

  The medium-term notes, which were issued in 1990, 1993, and 1994 are unsecured. The 1990 notes carry five year terms and the 1993 notes carry two year terms. The 1994 notes carry eighteen and twenty-four month terms. The 1990, 1993, and 1994 (with twenty-four month term) notes have floating interest rates which are tied to the three-month LIBOR rate. These rates are adjusted quarterly. The 1994 notes with the eighteen month terms have a fixed interest rate of 5.68%.

  The Federal Home Loan Bank advances bear interest at rates from 4.40% to 8.15%. The advances mature from 1995 through 2000. At December 31, 1994, loans totaling $160,000,000 were pledged to secure these advances along with FHLB stock.

  The subordinated notes, which were issued in 1993, have a fixed interest rate of 6.875% and mature in 2003.

  The capitalized lease obligations are for certain condominium units in the Financial Plaza of the Pacific. The leases have 60 year terms. The lease payments allocated to the capital leases are fixed at $7,000 per year until 2002; $605,000 per year from 2003 to 2007 and $665,000 per year from 2008 to
2012. The rates are negotiable thereafter.

                              BANCORP HAWAII, INC.

  Long-term debt maturities for the five years succeeding December 31, 1994, are $157,432,000 in 1995; $493,523,000 in 1996; $24,007,000 in 1997;
$28,007,000 in 1998 and $34,007,000 in 1999.

  Interest paid on long-term debt in 1994 totaled $26,164,000.

NOTE H SHAREHOLDERS' EQUITY

  Certain of Bancorp's consolidated subsidiaries (including Bank of Hawaii and FirstFed) are subject to regulatory restrictions that limit cash dividends and loans to Bancorp. As of December 31, 1994, approximately $387,795,000 of undistributed earnings of Bancorp's consolidated subsidiaries were available for distribution to Bancorp without prior regulatory approval.

  The following is a breakdown of the unrealized valuation adjustment component of shareholders' equity as of December 31:

                                                   1994       1993      1992
                                                 ---------  --------  --------
                                                  (IN THOUSANDS OF DOLLARS)
Foreign Exchange Translation Adjustment......... $    (858) $ (3,318) $ (3,248)
Investment Securities...........................   (17,264)    3,855       977
                                                 ---------  --------  --------
Unrealized Valuation Adjustments................ $ (18,122) $    537  $ (2,271)
                                                 =========  ========  ========

NOTE I INTERNATIONAL OPERATIONS

  The following table provides certain selected financial data for Bancorp's international operations for the years ended:

                                                   1994       1993       1992
                                                ---------- ---------- ----------
                                                   (IN THOUSANDS OF DOLLARS)
International
  Average Assets............................... $1,699,168 $1,908,883 $1,864,876
  Average Loans................................    667,828    666,091    589,974
  Average Deposits.............................  1,240,692  1,259,042    860,773
  Operating Revenue............................     97,134     94,096    105,652
  Income Before Taxes..........................     12,000     13,425     17,865
  Net Income...................................      7,137      8,528     11,457

  Average assets primarily consist of short-term interest-bearing deposits with foreign branches of U.S. banks and large international banks. On average, these deposits were $802,833,000, $1,086,554,000 and $1,118,977,000 during 1994, 1993 and 1992, respectively.

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

                              BANCORP HAWAII, INC.

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

  In January 1995, Bancorp announced a restructuring of these plans. The benefits provided by the plans will be "frozen" as of December 31, 1995 with a phase out provided to certain groups of staff members. In conjunction with this restructuring, qualifying staff have been offered an early retirement option. The option for staff members who are at least 50 years of age with 9 years or more of eligible service provides an extra 5 years of service and 5 years of age for benefit calculation purposes. In addition, the staff member will receive $250.00 per month until age 65 to defray medical benefit costs. At this point, it is not certain as to how many of these qualifying staff members will accept the offer of early retirement and the ultimate financial impact is not determinable. The restructuring will be accounted for as a curtailment.

  The following table sets forth the Plans' funded status and amounts recognized in Bancorp's statement of condition at December 31.

                                                    1994      1993      1992
                                                  --------  --------  --------
                                                  (IN THOUSANDS OF DOLLARS)
                                                  ----------------------------
Actuarial Present Value of Benefit Obligations:
  Vested Benefit Obligation...................... $ 59,208  $ 56,553  $ 44,369
                                                  ========  ========  ========
  Accumulated Benefit Obligation................. $ 63,445  $ 61,038  $ 48,154
                                                  ========  ========  ========
  Projected Benefit Obligation................... $ 98,443  $ 99,831  $ 83,614
Plan Assets (Primarily Marketable Securities) at
 Fair Value......................................   78,689    73,064    59,456
                                                  --------  --------  --------
Projected Benefit Obligation in Excess of Plan
 Assets..........................................  (19,754)  (26,767)  (24,158)
Unrecognized Net (Gain)/Loss.....................   (3,766)    2,287    (1,892)
Unrecognized Net Obligation at January 1, 1985
 Being Recognized Over 15 Years..................   (1,841)   (2,220)   (2,600)
Prior Service Cost Not Yet Recognized in Net
 Periodic Pension Cost...........................    1,907     2,333     3,121
                                                  --------  --------  --------
Accrued Pension Liability Recognized in the
 Statement of Condition.......................... $(23,454) $(24,367) $(25,529)
                                                  ========  ========  ========

                              BANCORP HAWAII, INC.

  Net pension costs included the following components:

                                                     1994      1993      1992
                                                   --------  --------  --------
                                                   (IN THOUSANDS OF DOLLARS)
Service Cost--Benefits Earned During the Period... $  7,561  $  6,803  $  6,172
Interest Cost on Projected Benefit Obligation.....    7,299     6,626     5,786
Actual Return on Assets...........................    1,533    (5,992)   (2,548)
Net Amortization and Deferral.....................   (8,080)      557    (2,096)
                                                   --------  --------  --------
Net Periodic Pension Cost......................... $  8,313  $  7,994  $  7,314
                                                   ========  ========  ========

  Assumptions used in the accounting were as follows:

                                            DECEMBER 31 DECEMBER 31 DECEMBER 31
                                               1994        1993        1992
                                            ----------- ----------- -----------
Weighted-Average Discount Rates............    8.25%       7.5%        8.0%
Rates of Increase in Compensation Levels...     5.0%       5.0%        5.5%
Expected Long-Term Rate of Return on As-
 sets......................................     8.5%       8.5%        8.5%
                                               =====       ====        ====

  There is a deferred-compensation profit-sharing plan (Profit Sharing Plan) for the benefit of all employees of Bancorp and its subsidiaries who have met the Profit Sharing Plan's eligibility requirements. The Profit Sharing Plan provides for annual contributions based on a schedule of performance levels. The schedule establishes the percentage of adjusted net income to be contributed based on Adjusted Returns on Equity. Members of the Profit Sharing Plan are permitted to elect to invest their annual allocation in shares of common stock of Bancorp Hawaii, Inc., and to receive up to 50% of their annual allocation in cash. Bancorp contributions amounted to $7,344,000 in 1994; $9,602,000 in 1993 and $9,886,000 in 1992.

  The restructuring of the defined benefit plan, mentioned earlier will affect the Profit Sharing Plan. The Profit Sharing Plan will be enhanced with a company matching of the 401(k) contribution of $1.25 for each $1.00 contributed by the staff member up to 2% of their compensation. Bancorp will also establish a new defined contribution plan for which it will contribute 4% of annual compensation to staff members meeting certain eligibility and vesting requirements. These changes are expected to be implemented on January 1, 1996.

  Bancorp adopted SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) as of January 1, 1993. The defined benefit Plan provides group life, dental and medical insurance coverage for retirees. Over the last several years, the programs have been modified to provide a "sharing of costs" where both the employer and employees pay a portion of the premium costs. Most of the employees of Bancorp and its subsidiaries are covered who have met the eligibility requirements. Bancorp has elected to recognize the transition obligation over 20 years as allowed upon adoption of SFAS 106. Bancorp has no segregated assets to provide postretirement benefits as of December 31, 1994 and 1993.

                              BANCORP HAWAII, INC.

  The following schedule presents the funded status of the liability as of December 31, 1994 and 1993 (in thousands of dollars).

                                                        1994          1993
                                                    ------------  ------------
Accumulated Postretirement Benefit Obligation
  Retirees.........................................       (8,785)       (8,869)
  Other Fully Eligible Plan Participants...........       (6,243)       (6,038)
  Other Active Plan Participants...................       (8,863)       (9,447)
                                                    ------------  ------------
    Total..........................................      (23,891)      (24,354)
Plan Assets........................................            0             0
                                                    ------------  ------------
  Accumulated Postretirement Benefit Obligation in
   Excess of Plan Assets...........................      (23,891)      (24,354)
Unrecognized Transition Obligation Being Amortized
 Over 20 Years.....................................       13,166        13,337
Unrecognized Net Gain/Loss.........................       (2,833)          699
                                                    ------------  ------------
    Accrued Postretirement Benefit Liability.......      (13,558)      (10,318)
                                                    ============  ============

  The Net Periodic Postretirement Benefit Cost was:
                                                    (IN THOUSANDS OF DOLLARS)
Service Cost....................................... $      1,089  $      1,151
Interest Cost......................................        1,820         1,678
Amortization of Transition Obligation..............          731           702
                                                    ------------  ------------
  Net Periodic Postretirement Benefit Cost......... $      3,640  $      3,531
                                                    ============  ============

  The following table presents the assumptions utilized to determine the expense and liability:

Health Care Cost Trend Rate......................................... 15.0% 15.0%
Dental Care Cost Trend Rate.........................................  7.5%  7.5%
Weighted Average Discount Rate......................................  7.5%  7.5%
Rate of Increase in Compensation Level..............................  5.0%  5.0%

  The health care cost trend rate is projected at 15.0% per year until the year 2000 leveling to the ultimate 7.0%. A one percent increase in that trend rate of assumption (with all other assumptions remaining constant) would increase the service and interest cost components of the net periodic postretirement cost from $2,909,000 to $3,336,000. The impact of this one percent increase in the trend rates on the accumulated postretirement benefit obligation would be an increase to $26,681,000 at December 31, 1994.

NOTE L STOCK OPTION PLANS

  The Bancorp Stock Option Plans (the Plans) are administered by the Compensation Committee appointed by Bancorp's Board of Directors. The Plans, which are identical, allow participants to purchase shares of common stock for a specified exercise price anytime beginning one year after the option has been granted and expiring 10 years thereafter. The exercise price is equal to the fair market value of the stock on the date the option was granted. At year-end, the exercise price (per share) of options outstanding were between $10.03 and $32.50. The price (per share) range of options exercised during 1994 were between $7.00 and $29.50 on an actual price basis. The following table presents the activity of Stock Option Plans for the years indicated:

                              BANCORP HAWAII, INC.

                                             SHARES UNDER STOCK OPTION PLANS
                                             ----------------------------------
                                                1994        1993        1992
                                             ----------  ----------  ----------
Outstanding at beginning of year............  1,340,967   1,254,880   1,276,969
Add (Deduct):
  Granted (Including Stock Dividends).......    812,685     269,000     192,000
  Canceled or Surrendered...................    (71,117)    (31,370)    (31,305)
  Exercised.................................   (240,496)   (151,543)   (182,784)
                                             ----------  ----------  ----------
Outstanding at End of Year..................  1,842,039   1,340,967   1,254,880
                                             ----------  ----------  ----------
Options Exercisable.........................  1,721,288   1,013,451     846,696
Shares Available for Future Grants..........  1,820,346      23,173     270,293
                                             ==========  ==========  ==========

NOTE M OTHER OPERATING EXPENSES

  Other operating expenses at year-end were as follows:

                                                      1994      1993     1992
                                                    --------- -------- --------
                                                     (IN THOUSANDS OF DOLLARS)
FDIC Insurance..................................... $  13,592 $ 15,119 $ 17,162
Legal and Other Professional Fees..................    18,209   11,847   11,844
Advertising........................................    10,288    9,675    8,433
Stationery and Supplies............................     8,769    7,485    7,199
Other..............................................    61,181   50,636   46,299
                                                    --------- -------- --------
  Total............................................ $ 112,039 $ 94,762 $ 90,937
                                                    ========= ======== ========

NOTE N INCOME TAXES

  Effective January 1, 1992, Bancorp adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1992 Consolidated Statement of Income.

  The income tax provision includes the following components:

                                                      1994      1993     1992
                                                    --------  -------- --------
                                                    (IN THOUSANDS OF DOLLARS)
Current............................................ $ 93,675  $ 57,975 $ 63,960
Deferred...........................................  (16,034)   21,865    8,212
                                                    --------  -------- --------
Provision for Income Taxes......................... $ 77,641  $ 79,840 $ 72,172
                                                    ========  ======== ========

                              BANCORP HAWAII, INC.

  The 1994, 1993 and 1992 tax provision includes state tax expense of $13,786,000, $14,719,000 and $13,012,000, respectively. The current provision also includes taxes on the gains and losses on the sale of securities of $(7,051,000); $3,495,000 and $1,159,000 for 1994, 1993 and 1992, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1994, 1993 and 1992 reclassified based on the tax returns as filed, are as follows:

                                                     1994      1993      1992
                                                   --------  --------  --------
                                                   (IN THOUSANDS OF DOLLARS)
Deferred tax liabilities:
  Lease transactions.............................. $175,350  $166,511  $152,257
  Deferred investment tax credits.................    7,318     7,652     7,809
  Accelerated depreciation........................    1,567     2,335     2,244
  Core deposit intangible.........................   11,270    12,335    13,400
                                                   --------  --------  --------
    Total deferred tax liabilities................  195,505   188,833   175,710
                                                   --------  --------  --------
Deferred tax assets:
  Reserve for loan losses.........................   53,683    45,223    46,692
  Accrued pension cost............................    7,728     7,227     7,968
  Net operating loss carry forwards...............    2,245     3,988     2,898
  Securities valuation reserve....................   11,871    (2,110)      --
  Other--net......................................    2,694     1,690     4,869
                                                   --------  --------  --------
    Total deferred tax assets.....................   78,221    56,018    62,427
  Valuation allowance for deferred tax assets.....   (1,523)   (2,026)   (2,898)
                                                   --------  --------  --------
    Net deferred tax assets.......................   76,698    53,992    59,529
                                                   --------  --------  --------
  Net deferred tax liabilities.................... $118,807  $134,841  $116,181
                                                   ========  ========  ========

  For financial statement purposes, Bancorp had deferred investment tax credits for property purchased for lease to customers of $7,318,000, $7,652,000 and $7,809,000 at December 31, 1994, 1993 and 1992, respectively. In 1994, 1993 and
1992, investment tax credits included in the computation of the provision for income taxes were $334,000; $157,000 and $568,000, respectively.

  The following analysis reconciles the Federal statutory income tax rate to the effective consolidated income tax rate:

                                                              1994  1993  1992
                                                              ----  ----  ----
Statutory Federal Income Tax Rate............................ 35.0% 35.0% 34.0%
Increase (Decrease) in Tax Rate Resulting From:
  State Taxes, Net of Federal Income Tax and Foreign Tax
   Adjustments...............................................  4.6   4.5   4.5
  Tax-Exempt Interest Income................................. (0.5) (0.6) (1.1)
  Effect of Tax Rate Change on Deferred Tax Assets and
   Liabilities...............................................  --    0.2   --
  Low Income Housing and Investment Tax Credit............... (0.4) (0.5) (0.3)
  Other......................................................  1.0  (1.0)  1.1
                                                              ----  ----  ----
Effective Tax Rate........................................... 39.7% 37.6% 38.2%
                                                              ====  ====  ====

  FirstFed has qualified under provisions of the Internal Revenue Code that permit federal income taxes to be computed after deduction of additions to bad debt reserves. These deductions are subject to the

                              BANCORP HAWAII, INC.

alternative minimum tax and are computed as a percentage of taxable income, subject to certain limitations based on aggregate loans and savings deposits. The percentage of taxable income bad debt deduction available to FirstFed was 8.0% of taxable income for 1994, 1993 and 1992. For financial statement purposes, no deferred income tax liability has been recorded for tax bad debt reserves that arose in tax years beginning before December 31, 1987. Such tax bad debt reserves total approximately $18.2 million for which no provision for federal income taxes has been provided. If these amounts are used for purposes other than to absorb bad debt losses, they will be subject to federal income taxes at the then applicable rates.

NOTE O FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  Bancorp is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest and foreign exchange rates. These financial instruments include commitments to extend credit, foreign exchange contracts, standby letters of credit, and interest rate swaps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of condition. The contract or notional amounts of those instruments reflect the extent of involvement Bancorp has in particular classes of financial instruments. The FASB has segregated certain of these off balance sheet financial instruments which includes foreign exchange and interest rate swap type of instruments as derivative financial instruments. FASB has further categorized these derivative financial instruments into "held or issued for purposes other than trading" or "trading." Bancorp does not currently utilize these derivative financial instruments for trading purposes.

  Bancorp's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

  For derivative financial instruments, the contract or notional amounts do not represent exposure to credit loss. Bancorp controls the credit risk of these instruments through credit approvals, limits, and monitoring procedures.

  Descriptions of these financial instruments with off balance sheet risks follows:

 Traditional Off Balance Sheet Risk Instruments

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's credit worthiness on an individual basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include cash, accounts receivable, inventory, and property, plant, and equipment.

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

 Derivative Financial Instruments Held or Issued for Other Than Trading

  Foreign exchange contracts are contracts for delayed delivery of a foreign currency in which the seller agrees to make delivery at a specified future date at a specified price. Risks arise from the possible inability of

                              BANCORP HAWAII, INC.

counterparties to meet the terms of their contracts and from movements in exchange rates and interest rates. Collateral is generally not required for these transactions. Net revenue (loss) on foreign exchange contracts totaled $0.2 million, $1.2 million and $(1.0) million for 1994, 1993 and 1992, respectively.

  Bancorp enters into various interest-rate swaps in managing its interest-rate risk. In these swaps, Bancorp agrees to exchange, at specified intervals, the difference between fixed- and floating-interest amounts calculated on an agreed-upon notional principal amount. Bancorp used swap agreements to effectively convert portions of its floating rate loans to a fixed rate basis. These swap transactions allowed Bancorp to better match the funding source which is a portion of Bancorp's core deposit base. The core deposit base, although subject to immediate withdrawal, displays a longer term fixed character. At December 31, 1994, $1.5 billion of such "receive-fixed" swaps were in effect. In addition, Bancorp had entered into "pay fixed" swap agreements, prior to 1994, that effectively converted a portion of its floating rate liabilities to a fixed rate basis. These swap transactions were entered into to fix the funding costs for specific term loans. At December 31, 1994, $119.3 million of such "pay fixed" swaps were in effect. The net amount payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income. The related amount payable or receivable from counter parties is included in accrued interest payable or receivable. The fair value of the swap agreements are not recognized in the financial statements.

  Bancorp's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to Bancorp. At December 31, 1994, the market value of pay fixed interest-rate swaps was $1.8 million and the market value of receive fixed interest rate swaps was $(93.2) million. The net fair value of all positions was $(91.4) million. Net revenue on interest rate swap agreements totaled $7.7 million, $14.1 million and $0.03 million for 1994, 1993 and 1992, respectively.

  The table below summarizes by notional amounts the activity for each major category of swaps. Bancorp had no deferred gains or losses relating to terminated swap contracts in 1994.

                                                        RECEIVE         PAY
                                                         FIXED         FIXED
                                                     -------------  -----------
                                                     (IN THOUSANDS OF DOLLARS)
Balance, December 31, 1991.......................... $         --   $    43,103
  Additions.........................................       150,000          --
  Maturities/amortizations..........................           --        (7,627)
                                                     -------------  -----------
Balance, December 31, 1992.......................... $     150,000  $    35,476
  Additions.........................................     1,250,000      100,000
  Maturities/amortizations..........................      (121,231)     (15,655)
                                                     -------------  -----------
Balance, December 31, 1993.......................... $   1,278,769  $   119,821
  Additions.........................................       350,000          --
  Maturities/amortizations..........................      (156,719)        (524)
                                                     -------------  -----------
Balance, December 31, 1994.......................... $   1,472,050  $   119,297
                                                     =============  ===========

                              BANCORP HAWAII, INC.

  The approximate annual maturities of swap agreements outstanding as of December 31, 1994 were:

                               NOTIONAL PRINCIPAL EXPECTED TO MATURE IN
                         ---------------------------------------------------------
                           1995      1996      1997      1998     1999     TOTAL
                         --------  --------  --------  --------  -------  --------
                                      (IN THOUSANDS OF DOLLARS)
Pay-Fixed Interest Rate
 Swaps:
  Fixed Maturity........ $100,000  $ 15,000  $    --   $    --   $   --   $115,000
   Pay Rate.............     4.03%     8.35%      -- %      -- %     -- %
   Receive Rate.........     6.78%      -- %      -- %      -- %     -- %
  Amortizing (1)........      --      4,000       --        --       --      4,000
   Pay Rate.............      -- %     7.49%      -- %      -- %     -- %
   Receive Rate.........     6.50%      -- %      -- %      -- %     -- %
Receive-Fixed Interest
 Rate Swaps:
  Fixed Maturity........ $300,000  $260,000  $240,000  $150,000  $   --   $950,000
   Pay Rate.............     7.02%      -- %      -- %      -- %     -- %
   Receive Rate.........     6.12%     5.17%     4.94%     5.32%     -- %
  Amortizing (1)........   61,000    53,000    67,000   211,000  130,000   522,000
   Pay Rate.............     6.00%      -- %      -- %      -- %     -- %
   Receive Rate.........     5.09%     5.10%     5.41%     5.05     5.31%

--------
(1) Amortization estimated utilizing average prepayment speeds provided by various dealers in these instruments.

NOTE P FAIR VALUES OF FINANCIAL INSTRUMENTS

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

  Investment Securities Held to Maturity, Investment Securities Available for Sale and Trading Securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

  Loans: Fair values for loans are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate, consumer, and foreign. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing

                              BANCORP HAWAII, INC.

  categories. Fair values are calculated by discounting scheduled cash flows through the estimated maturity using estimated discount rates which reflect credit and interest rate risks inherent in the loan.

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

  The following table presents the fair values of Bancorp's financial instruments at December 31, 1994, 1993 and 1992.

                                  1994                   1993                   1992
                          ---------------------  ---------------------  ---------------------
                             BOOK                   BOOK                   BOOK
                              OR                     OR                     OR
                           NOTIONAL     FAIR      NOTIONAL     FAIR      NOTIONAL     FAIR
                            VALUE      VALUE       VALUE      VALUE       VALUE      VALUE
                          ---------- ----------  ---------- ----------  ---------- ----------
                                              (IN THOUSANDS OF DOLLARS)
FINANCIAL INSTRUMENTS--
 ASSETS
Loans(1)................  $7,327,700 $7,364,800  $6,704,100 $6,901,000  $6,407,000 $6,403,900
Investment
 Securities(2)..........   3,150,900  3,101,600   3,647,000  3,684,800   3,036,200  3,109,200
Other Financial Assets
 (3)....................     794,900    794,900     969,800    969,800   2,148,800  2,148,800
FINANCIAL INSTRUMENTS--
 LIABILITIES
Deposits................   7,115,100  7,055,900   7,005,000  7,019,700   7,890,500  7,896,000
Short Term
 Borrowings(4)..........   3,340,300  3,340,300   3,833,400  3,833,400   3,580,100  3,580,100
Long Term Debt (5)......     856,500    821,300     378,200    400,200     119,400    119,300
FINANCIAL INSTRUMENTS--
 OFF-BALANCE SHEET
Financial Instruments
 Whose Contract Amounts
 Represent Credit Risk:
 Commitments to Extend
  Credit................   3,187,455      9,548   2,692,081      8,113   2,211,870      6,438
 Standby Letters of
  Credit................     233,276      4,416     245,383      4,599     254,909      4,759
 Commercial Letters of
  Credit................     144,319        210     102,349        177      98,664        164
Financial Instruments
 Whose Notional or
 Contract Amounts Exceed
 the Amount of Credit
 Risk:
 Foreign Exchange and
  Swap Contracts........     285,390        229     339,882         61     407,901       (806)
 Interest Rate Swap
  Agreements............   1,591,347    (91,420)  1,398,590       (277)    185,476       (967)

--------
(1) Includes all loans, net of reserve for loan losses, and excludes leases.
(2) Includes both held to maturity and available for sale securities.
(3) Includes interest bearing deposits, securities purchased under agreements to resell, funds sold and trading securities.
(4) Includes security sold under agreements to repurchase, funds purchased and short term borrowings.
(5) Excludes capitalized lease obligations.

                              BANCORP HAWAII, INC.

NOTE Q PARENT COMPANY FINANCIAL STATEMENTS

  Condensed financial statements of Bancorp Hawaii, Inc. only follow:

                         CONDENSED STATEMENTS OF INCOME

                                                    YEARS ENDED DECEMBER 31
                                                   ----------------------------
                                                     1994      1993      1992
                                                   --------  --------  --------
                                                   (IN THOUSANDS OF DOLLARS)
Dividends From
  Bank Subsidiaries............................... $ 69,416  $ 36,599  $ 34,475
  Other Subsidiaries..............................   34,000    39,500     2,700
Interest Income
  From Subsidiaries...............................    4,873     3,219     4,048
  From Others.....................................    1,029       824       890
Other Income......................................       47        77        84
Securities Gains (Losses).........................       10       (67)    1,061
                                                   --------  --------  --------
  Total Income....................................  109,375    80,152    43,258
Interest Expense..................................    6,505     5,914     8,418
Other Expense.....................................    7,323     6,532     7,710
                                                   --------  --------  --------
  Total Expense...................................   13,828    12,446    16,128
Income Before Income Taxes and Equity in
 Undistributed Income of Subsidiaries.............   95,547    67,706    27,130
Income Tax Benefits...............................    2,084     2,427     2,585
                                                   --------  --------  --------
Income Before Equity in Undistributed Income......   97,631    70,133    29,715
Equity in Undistributed Income of Subsidiaries
  Bank Subsidiaries...............................   32,044    79,310    79,898
  Other Subsidiaries..............................  (11,937)  (16,876)   17,911
                                                   --------  --------  --------
                                                     20,107    62,434    97,809
                                                   --------  --------  --------
  Net Income...................................... $117,738  $132,567  $127,524
                                                   ========  ========  ========

                              BANCORP HAWAII, INC.

                       CONDENSED STATEMENTS OF CONDITION

                                                         DECEMBER 31
                                               --------------------------------
                                                  1994       1993       1992
                                               ---------- ---------- ----------
                                                  (IN THOUSANDS OF DOLLARS)
Assets
Cash in Bank of Hawaii........................ $      160 $      188 $      174
Investment Securities Available for Sale......      1,503      1,008      1,008
Securities Purchased from Bank Subsidiaries
 Under Agreements to Resell...................        --         --      63,900
Equity in Net Assets of Bank Subsidiaries.....    788,864    774,493    692,086
Equity in Net Assets of Other Subsidiaries....    134,810    147,719    164,708
Interest Bearing Deposits from Bank...........     79,200    146,700        --
Advances to Other Subsidiaries................        --         --      18,000
Net Loans.....................................     12,963     16,364     20,216
Trading Securities............................        472        876        --
Other Assets..................................     84,367     55,160     57,709
                                               ---------- ---------- ----------
  Total Assets................................ $1,102,339 $1,142,508 $1,017,801
                                               ========== ========== ==========
Liabilities and Shareholders' Equity
Commercial Paper and Short-Term Borrowings.... $   69,114 $  141,627 $   89,017
Long-Term Debt................................     55,000     50,000     85,000
Other Liabilities.............................     11,437     12,777     15,456
Shareholders' Equity..........................    966,788    938,104    828,328
                                               ---------- ---------- ----------
  Total Liabilities and Shareholders' Equity.. $1,102,339 $1,142,508 $1,017,801
                                               ========== ========== ==========

                              BANCORP HAWAII, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                   YEARS ENDED DECEMBER 31
                                                  ----------------------------
                                                    1994      1993      1992
                                                  --------  --------  --------
                                                  (IN THOUSANDS OF DOLLARS)
Operating Activities
  Net Income..................................... $117,738  $132,567  $127,524
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
   Provision for Loan Losses and Amortization
    Expense......................................    4,730     4,301     5,047
   Undistributed Income from Subsidiaries........  (20,107)  (62,434)  (97,809)
   Net Decrease (Increase) in Trading Securities.      403      (876)    3,702
   Other Assets and Liabilities, Net.............  (35,349)   (4,432)      521
                                                  --------  --------  --------
   Net Cash Provided by Operating Activities.....   67,415    69,126    38,985
Investing Activities
  Investment Securities Transactions, Net........      --        --     (1,008)
  Securities Purchased Under Agreements to
   Resell, Net...................................      --     63,900       100
  Interest Bearing Deposits......................   67,500  (146,700)      --
  Loan Transactions, Net.........................    3,214     3,852   (12,530)
  Capital Contributions to Subsidiaries, Net.....     (249)     (175)      (10)
  Repayments from (Advances Made) to
   Subsidiaries, Net.............................      --     18,000    39,830
                                                  --------  --------  --------
    Net Cash Provided (Used) by Investing
     Activities..................................   70,465   (61,123)   26,382
Financing Activities
  Net Proceeds (Repayments) from Borrowings......  (67,513)   17,610   (42,571)
  Proceeds from Sale of Stock....................   18,016    14,866    13,322
  Stock Repurchased..............................  (44,297)   (2,052)     (657)
  Cash Dividends Paid............................  (44,114)  (38,413)  (35,351)
                                                  --------  --------  --------
    Net Cash Used by Financing Activities........ (137,908)   (7,989)  (65,257)
    Increase (Decrease) in Cash..................      (28)       14       110
  Cash at Beginning of Year......................      188       174        64
                                                  --------  --------  --------
    Cash at End of Year.......................... $    160  $    188  $    174

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

  The following information required by the Instructions to Form 10-K is incorporated herein by reference from various pages of Bancorp Hawaii, Inc. Proxy Statement for the annual meeting of shareholders to be held on April 26, 1995, as summarized below:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Election of Directors on pages 2-8. Disclosure of Compliance with section 16
(a) of the Securities Exchange Act on page 5.

ITEM 11. EXECUTIVE COMPENSATION

  Executive Compensation on pages 10-20.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Voting Securities and Principal Holders Thereof and Election of Directors on pages 1-8.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Transactions with Management and Others on pages 20, 22-23.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements and Schedules

    The following consolidated financial statements of Bancorp Hawaii, Inc. and subsidiaries are included in Item 8:

      Consolidated balance sheets--December 31, 1994, 1993, and 1992

      Consolidated statements of income--Years ended December 31, 1994, 1993, and 1992

      Consolidated statements of shareholders' equity--Years ended December 31, 1994, 1993, and 1992

      Consolidated statements of cash flows--Years ended December 31, 1994, 1993, and 1992

      Notes to consolidated financial statements--December 31, 1994

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

                                 EXHIBIT INDEX

  The following exhibits are submitted herewith:

    Exhibit #10--Material Contracts

    (a) Bancorp Hawaii, Inc., One-Year Incentive Plan Effective January 1,
        1994

    (b) Bancorp Hawaii, Inc., Executive Officer One-Year Incentive Plan Effective January 1, 1995

    (c) Bancorp Hawaii, Inc., One-Year Incentive Plan Effective January 1,
        1995

    (d) Bancorp Hawaii, Inc., Sustained Profit Growth Plan Effective January 1, 1995

    (e) Form of Amended Key Executive Change-in-Control Severance
        Agreement--October 1994 for
        R. J. Dahl
        T. J. Kappock

    (f) Form of Key Executive Change-in-Control Severance Agreement-- October 1994 for A. Kuioka

    (g) Form of Executive Change-in-Control Severance Agreement for D.
        Houle

    Exhibit #11--Statement Regarding Computation of Per Share Earnings.

    Exhibit #21--Corporate Organization Chart, Subsidiaries of the
    Registrant

    Exhibit #23--Consent of Independent Auditors

    Exhibit #27--Financial Data Schedule

  The following exhibits are incorporated herein by reference:

    Exhibit #3--Articles of Incorporation and By-laws Exhibit #3 of Form 10-K for fiscal year ended December 31, 1990.

    Exhibit #10--Material Contracts

      . Bancorp Hawaii, Inc. Stock Option Plan of 1983 Exhibit 4(a) of Registration No. 2-841164.

      . Bancorp Hawaii, Inc. Stock Option Plan of 1988 Exhibit 4(a) of Registration No. 33-23495.

      . Bancorp Hawaii, Inc. Stock Option Plan of 1994 Exhibit 4(a) of Registration No. 33-54777.

      . Bancorp Hawaii, Inc. Sustained Profit Growth Plan Effective January 1, 1993 Exhibit 10(b) of Bancorp Hawaii, Inc. Form 10K for the fiscal year ended December 31, 1993.

      . Bancorp Hawaii, Inc., One-Year Executive Incentive Plan Effective January 1, 1994.

              --Exhibit B of Bancorp Hawaii, Inc. 1994 Proxy Statement dated
                March 10, 1994.

      . Bancorp Hawaii, Inc., Sustained Profit Growth Plan Effective January 1, 1994.

              --Exhibit C of Bancorp Hawaii, Inc. 1994 Proxy Statement dated
                March 10, 1994.

      . Form of Key Executive Severance Agreement Exhibit 19(e) of Bancorp Hawaii, Inc. Form 10K for the fiscal year ended December 31, 1989 for L. M. Johnson

  (b) Registrant did not file a Form 8-K during the quarter ended December 31, 1994.

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

                            STATISTICAL DISCLOSURES
                             CONTENTS AND REFERENCE

  The following statistical disclosures required by the Instructions to Form 10-K are summarized below:

ITEM I. DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST
DIFFERENTIAL

  Interest Differential--Table 22 on page 38.
  Consolidated Average Balances, Income and Expense, and Yield and Rates--
   Taxable Equivalent--Table 13 on page 28.
  Average Loans--Table 19 on page 36.
  Average Deposits--Table 21 on page 37.

ITEM II. INVESTMENT PORTFOLIO

  Note B to the Audited Financial Statements on pages 48-50.
  Maturity Distribution--Table 17 on page 35.

ITEM III. LOAN PORTFOLIO

  Loan Portfolio Balances--Table 3 on page 13.
  Interest Rate Sensitivity--Table 20 on page 36.
  Non-Performing Assets and Accruing Loans Past Due 90 Days or More--Table 6 on page 19.
  Foregone Interest on Non-Accruals--Table 5 on page 18.
  Potential Problem Loans--Narrative on page 24.
  Geographic Distribution of International Assets--Table 10 on page 24.

ITEM IV. SUMMARY OF LOAN LOSS EXPERIENCE

  Summary of Loan Loss Experience--Table 7 on page 21.
  Allocation of Loan Loss Reserve--Table 8 on page 22.
  Narrative on pages 19 to 20.

ITEM V. DEPOSITS

  Consolidated Average Balances, Income and Expense, and Yield and Rates--
   Taxable Equivalent--Table 13 on page 28.
  Note E to the Audited Financial Statements on pages 53-54.

ITEM VI. RETURN ON EQUITY AND ASSETS

                                                            1994   1993   1992
                                                            -----  -----  -----
   Return on Assets........................................  0.93%  1.05%  1.10%
   Return on Equity........................................ 12.13% 14.85% 16.25%
   Dividend Payout Ratio................................... 37.82% 29.37% 28.22%
   Equity to Assets Ratio..................................  7.71%  7.09%  6.74%

ITEM VII. SHORT-TERM BORROWINGS

  Note F to the Audited Financial Statements on pages 54-55.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 17, 1995                      Bancorp Hawaii, Inc.

                                                  /s/ Lawrence M. Johnson
                                          By:__________________________________
                                                   LAWRENCE M. JOHNSON,
                                                   CHAIRMAN OF THE BOARD
                                                AND CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATE INDICATED.


       /s/ Lawrence M. Johnson                  /s/ H. Howard Stephenson


-------------------------------------     -------------------------------------
         LAWRENCE M. JOHNSON                      H. HOWARD STEPHENSON
              DIRECTOR                                  DIRECTOR


        /s/ Peter D. Baldwin                       /s/ Fred E. Trotter


-------------------------------------     -------------------------------------
          PETER D. BALDWIN                           FRED E. TROTTER
              DIRECTOR                                  DIRECTOR


      /s/ Mary G. F. Bitterman                   /s/ Charles R. Wichman


-------------------------------------     -------------------------------------
        MARY G. F. BITTERMAN                       CHARLES R. WICHMAN
              DIRECTOR                                  DIRECTOR


        /s/ Thomas B. Hayward                        /s/ K. Tim Yee


-------------------------------------     -------------------------------------
          THOMAS B. HAYWARD                            K. TIM YEE
              DIRECTOR                                  DIRECTOR


         /s/ David A. Heenan                       /s/ David A. Houle


-------------------------------------     -------------------------------------
           DAVID A. HEENAN                           DAVID A. HOULE
              DIRECTOR                           CHIEF FINANCIAL OFFICER


         /s/ Stuart T. K. Ho                       /s/ Denis K. Isono


-------------------------------------     -------------------------------------
           STUART T. K HO                            DENIS K. ISONO
              DIRECTOR                          CHIEF ACCOUNTING OFFICER


    /s/ Herbert M. Richards, Jr.

-------------------------------------
      HERBERT M. RICHARDS, JR.
              DIRECTOR