Form 10-Q
period 1995-03-31
BANCORP HAWAII INC
filed 1995-05-12
CIK 46195

U N I T E D   S T A T E S

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-Q

  (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995

                                 or

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

Common Stock, $2 Par Value; outstanding at April 30, 1995 -
41,926,747 shares
BANCORP HAWAII, INC. and subsidiaries
March 31, 1995




PART I. - Financial Information

Item 1.  Financial Statements

       The consolidated statements of condition as of March 31, 1995 and 1994, and December 31, 1994 and related statements of income, shareholders' equity, and cash flows are included herein.

       The unaudited financial statements listed above have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles.

       The financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. Certain accounts have been reclassified to conform with the 1995 presentation.

Consolidated Statements of Condition (Unaudited)                                Bancorp Hawaii, Inc. and subsidiaries
- ----------------------------------------------------------------------------------------------------------------------
                                                                                   March 31  December 31     March 31
(in thousands of dollars)                                                              1995         1994         1994
- ----------------------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                                          $532,726     $727,016     $999,991
Investment Securities - Held to Maturity
          (Market Value of $1,445,735, $1,736,659 and $2,663,837, respectively)   1,475,666    1,785,960    2,652,355
Investment Securities - Available for Sale                                        1,676,852    1,364,925      929,722
Funds Sold                                                                           79,755       54,167      115,747
Loans                                                                             7,756,208    7,891,993    7,366,639
  Unearned Income                                                                  (141,860)    (144,034)    (146,610)
  Reserve for Possible Loan Losses                                                 (150,377)    (148,508)    (130,064)
Net Loans                                                                         7,463,971    7,599,451    7,089,965
- ----------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                         11,228,970   11,531,519   11,787,780
Cash and Non-Interest Bearing Deposits                                              387,505      508,762      596,504
Premises and Equipment                                                              227,700      221,806      176,765
Customers' Acceptance Liability                                                      21,037       17,776       14,437
Accrued Interest Receivable                                                          72,470       77,340       78,588
Other Real Estate                                                                       638          594        4,026
Intangibles, including Goodwill                                                      93,512       94,515      103,903
Trading Securities                                                                   14,115       13,696       14,067
Other Assets                                                                        151,902      120,342      101,813
- ----------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                $12,197,849  $12,586,350  $12,877,883
======================================================================================================================

Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                                  $1,357,837   $1,436,794   $1,326,211
                 - Interest-Bearing                                               1,628,719    1,747,514    1,864,532
  Savings                                                                         1,085,263    1,140,402    1,284,824
  Time                                                                            1,765,615    1,639,497    1,526,535
Foreign Deposits                                                                    938,699    1,150,847    1,337,831
- ----------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                6,776,133    7,115,054    7,339,933
Securities Sold Under Agreements to Repurchase                                    2,139,973    2,136,204    2,500,148
Funds Purchased                                                                     489,549      609,574      610,471
Short-Term Borrowings                                                               574,148      594,475      766,177
Bank's Acceptances Outstanding                                                       21,037       17,776       14,437
Accrued Pension Costs                                                                23,576       23,510       24,492
Accrued Interest Payable                                                             64,335       49,253       46,680
Accrued Taxes Payable                                                               158,483      133,720      155,095
Other Liabilities                                                                    85,788       78,424       77,306
Long-Term Debt                                                                      862,445      861,572      389,882
- ----------------------------------------------------------------------------------------------------------------------

    Total Liabilities                                                            11,195,467   11,619,562   11,924,621

Shareholders' Equity
Common Stock ($2 par value), authorized 100,000,000 shares;
    outstanding,  March 1995 - 41,908,241;
    December 1994 - 41,851,466; March 1994 - 42,564,920;                             83,816       83,703       85,130
Surplus                                                                             261,003      260,040      282,280
Unrealized Valuation Adjustments                                                       (977)     (18,122)      (4,995)
Retained Earnings                                                                   658,540      641,167      590,847
- ----------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                    1,002,382      966,788      953,262
- ----------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                  $12,197,849  $12,586,350  $12,877,883
======================================================================================================================

Consolidated Statements of Income (Unaudited)                                   Bancorp Hawaii, Inc. and subsidiaries
- ----------------------------------------------------------------------------------------------------------------------
Three Months Ended Marsh 31
(in thousands of dollars except per share amounts)                                                  1995         1994
- ----------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                                                             $147,144     $124,810
  Loan Fees                                                                                        7,022        8,941
  Income on Lease Financing                                                                        2,992        3,738
  Interest and Dividends on Investment Securities
    Taxable                                                                                       23,030       38,236
    Non-taxable                                                                                      368          440
  Income on Investment Securities Available for Sale                                              24,867        9,447
  Interest on Deposits                                                                             8,205        7,669
  Interest on Funds Sold                                                                             957          415
- ----------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                                            214,585      193,696
Interest Expense
  Interest on Deposits                                                                            54,992       42,193
  Interest on Security Repurchase Agreements                                                      29,933       21,630
  Interest on Funds Purchased                                                                      8,134        4,699
  Interest on Short-Term Borrowings                                                                5,678        3,968
  Interest on Long-Term Debt                                                                      13,527        5,299
- ----------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                                           112,264       77,789
Net Interest Income                                                                              102,321      115,907
Provision for Possible Loan Losses                                                                 4,453        8,258
- ----------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Possible Loan Losses                                      97,868      107,649
Non-Interest Income
  Trust Income                                                                                    13,391       12,109
  Service Charges on Deposit Accounts                                                              6,660        6,981
  Fees, Exchange, and Other Service Charges                                                       12,357       10,198
  Other Operating Income                                                                           5,572        7,629
  Investment Securities Gains (Losses)                                                             1,831       (1,043)
- ----------------------------------------------------------------------------------------------------------------------
Total Non-Interest Income                                                                         39,811       35,874
Non-Interest Expense
  Salaries                                                                                        35,597       35,040
  Pensions and Other Employee Benefits                                                            11,257       12,016
  Net Occupancy Expense of Premises                                                               10,212        9,207
  Net Equipment Expense                                                                            7,741        6,816
  Other Operating Expense                                                                         26,248       25,165
- ----------------------------------------------------------------------------------------------------------------------
Total Non-Interest Expense                                                                        91,055       88,244
- ----------------------------------------------------------------------------------------------------------------------
      Income Before Income Taxes                                                                  46,624       55,279
Provision for Income Taxes                                                                        18,376       20,887
- ----------------------------------------------------------------------------------------------------------------------

      Net Income                                                                                 $28,248      $34,392
======================================================================================================================
Earnings Per Common Share and Common Share Equivalents                                             $0.67        $0.80
- ----------------------------------------------------------------------------------------------------------------------
Average Common Shares and Common Share Equivalents Outstanding                                42,137,738   42,943,711
- ----------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Shareholders' Equity (Unaudited)               Bancorp Hawaii, Inc. and subsidiaries
- ----------------------------------------------------------------------------------------------------------------
                                                                  Common                 Unrealized    Retained
(in thousands of dollars except per share amounts)     Total       Stock     Surplus  Valuation Adj.   Earnings
- ----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                        $966,788     $83,703    $260,040       ($18,122)   $641,167
Net Income                                            28,248        -           -              -         28,248
Sale of Common Stock
   89,527 Profit Sharing Plan                          2,444         179       2,265           -           -
   47,039 Stock Option Plan                              827          94         733           -           -
   73,509 Dividend Reinvestment Plan                   1,994         147       1,847           -           -
Stock Repurchased                                     (4,189)       (307)     (3,882)          -           -
Unrealized Valuation Adjustments
   Investment Securities                              13,688        -           -            13,688        -
   Foreign Exchange Translation Adjustment             3,457        -           -             3,457        -
Cash Dividends Paid of $.26 Per Share                (10,875)       -           -              -        (10,875)
- ----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995                         $1,002,382     $83,816    $261,003          ($977)   $658,540
================================================================================================================

Balance at December 31, 1993                        $938,104     $56,850    $284,886           $537    $595,831
Net Income                                            34,392        -           -              -         34,392
Sale of Common Stock
   96,443 Profit Sharing Plan                          3,090         193       2,897           -           -
   47,981 Stock Option Plan                              811          96         715           -           -
   51,336 Dividend Reinvestment Plan                   1,767         103       1,664           -           -
Stock Repurchased                                     (8,282)       (400)     (7,882)          -           -
Unrealized Valuation Adjustments
   Investment Securities                              (6,190)       -           -            (6,190)       -
   Foreign Exchange Translation Adjustment               658        -           -               658        -
50 Percent Stock Dividend                                (59)     28,288        -              -        (28,347)
Cash Dividends Paid of $.26 Per Share                (11,029)       -           -              -        (11,029)
- ----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1994                           $953,262     $85,130    $282,280        ($4,995)   $590,847
================================================================================================================

Consolidated Statements of Cash Flows (Unaudited)                      Bancorp Hawaii, Inc. and subsidiaries
- -------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                  1995         1994
- -------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                              $28,248      $34,392
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses, depreciation, and amortization of income and expense      2,482        8,467
     Deferred income taxes                                                                  703        1,001
     Realized and unrealized investment security gains                                    1,412         (565)
     Net (increase) decrease in trading securities                                         (419)         284
     Other assets and liabilities, net                                                   10,412        4,333
                                                                                    ------------ ------------
     Net cash provided by operating activities                                           42,838       47,912
- -------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from redemptions of investment securities held to maturity                     458,030      474,680
Purchases of investment securities held to maturity                                    (147,736)    (379,635)
Proceeds from sales of investment securities available for sale                          31,594      134,156
Purchases of investment securities available for sale                                  (321,908)    (109,860)
Net (increase) decrease in interest-bearing deposits placed in other banks              194,290     (162,287)
Net decrease in funds sold                                                              (25,588)     (58,048)
Net (increase) decrease in loans and lease financing                                    144,098     (111,133)
Premises and equipment, net                                                             (11,481)     (11,587)
Purchase of minority interest of Banque D'Hawaii (Vanuatu), Ltd.,
   net of cash and non-interest bearing deposits acquired                                 6,808           --
                                                                                    ------------ ------------
     Net cash provided (used) by investing activities                                   328,107     (223,714)
- -------------------------------------------------------------------------------------------------------------
Financing Activities
Net decrease in demand, savings, and time deposits                                     (350,150)     334,958
Proceeds from lines of credit and long-term debt                                            873      111,625
Principal payments on lines of credit and long-term debt                                     --           --
Net decrease in short-term borrowings                                                  (136,583)     (56,548)
Proceeds from sale of stock                                                               1,076       (2,614)
Cash dividends                                                                          (10,875)     (11,088)
                                                                                    ------------ ------------
     Net cash provided (used) by financing activities                                  (495,659)     376,333

Effect of exchange rate changes on cash                                                   3,457          658
                                                                                    ------------ ------------
     Increase (decrease) in cash and non-interest bearing deposits                     (121,257)     201,189
                                                                                    ------------ ------------
Cash and non-interest bearing deposits at beginning of year                             508,762      395,315
                                                                                    ------------ ------------
Cash and non-interest bearing deposits at end of period                                $387,505     $596,504
- -------------------------------------------------------------------------------------------------------------
/TABLE

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Financial Review


Performance Highlights

       Bancorp Hawaii, Inc. (Bancorp) reported earnings for the first quarter of 1995 of $28.2 million, 17.9% below earnings for the first quarter last year. On a per share basis, earnings were $0.67 for the first quarter of 1995, compared with $0.80 for the same quarter a year ago. The decline in net income reflects the impact of the continuing increase in interest rates and the slowdown in the Hawaii economy, which is Bancorp's main market.

       Bancorp's annualized Return on Average Assets and Return on Average Equity were 0.93% and 11.61%, respectively for the first quarter of 1995. These ratios compare with 0.93% and 12.13%, respectively for the twelve months ended December 31, 1994. The ratio of average equity to average assets has improved to 7.99% for the first quarter of 1995, compared with 7.71% for all of 1994.

       Total assets declined 3.1% from year-end 1994 to $12.2 billion as of March 31, 1995. Compared to the asset balances at March 31, 1994, assets have decreased 5.3%. Net loans outstanding decreased from year-end 1994 by 1.8%, but increased by 5.3% from March 31, 1994. Deposits and securities sold under agreements to repurchase (Repos) declined from year-end 1994 and March 31, 1994 by 3.6% and 9.4%, respectively to $8.9 billion at March 31, 1995.

       Non-performing assets (NPA) decreased to $52.3 million at March 31, 1995. Comparison with year-end 1994 NPA balances reflect a modest decline from $53.2 million, but 21.7% below the $66.8 reported at this time last year. A further discussion on NPAs and the Reserve for Loan Loss follows later in this report.

       As Bancorp anticipated the decline in net interest margins, its focus on fee income generation and cost control became much more significant. So far in 1995, progress has been made in both efforts. Non-interest income compared with the same quarter last year is up 10.9% to $39.8 million for the first quarter of 1995. Non-interest expense for the first quarter of 1995 was $91.0 million, an increase of only 3.2% over the same period of 1994. This growth in non-interest expense has not yet been affected by the early retirement option offered to certain staff members during the first quarter. A further discussion on net overhead follows later in this report.

Risk Elements in Lending Activities

       At March 31, 1995, total loans were $7.8 billion, a 1.7% decrease from year-end 1994 and 5.3% above total loan balances on March 31, 1994. The decrease in balances since year-end 1994 reflects Bank of Hawaii's securitization of $412.2 million in floating rate residential mortgage loans during the first quarter of 1995. When considering this in determining the change in loan outstandings, Bancorp would have reported an increase in loans
of 3.5% from year-end 1994.   The changes in other components of
the portfolio are discussed in the following section.   The
following table presents Bancorp's total loan portfolio balances for the periods indicated.

Loan Portfolio Balance                 Bancorp Hawaii, Inc., and subsidiaries
- ------------------------------------------------------------------------------
                                             March 31 December 31    March 31
(in millions of dollars)                         1995        1994        1994
- ------------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial                 $1,980.3    $1,830.8    $1,685.3
   Real Estate
         Construction -- Commercial             118.1       113.1       140.8
                      -- Residential             18.5        17.9        36.2
          Mortgage -- Commercial              1,235.3     1,241.0     1,241.8
                   -- Residential             2,501.3     2,872.8     2,523.4
   Installment                                  747.7       741.6       675.0
   Lease Financing                              377.1       378.1       392.3
- ------------------------------------------------------------------------------
     Total Domestic                           6,978.3     7,195.3     6,694.8
- ------------------------------------------------------------------------------
   Foreign Loans                                777.9       696.7       671.8
- ------------------------------------------------------------------------------
     Total Loans                             $7,756.2    $7,892.0    $7,366.6
==============================================================================

Commercial and Industrial Loans

       Commercial and Industrial loans outstanding were $2.0 billion as of March 31, 1995, an increase from both year-end 1994 and March 31, 1994 of 8.2% and 17.5%, respectively. The growth in loans since year-end was largely reflected in the communications and media portfolio. The communications and media portfolio has increased from $526.4 million at year-end 1994 to $615.2 million at March 31, 1995. Communications and media lending continues to be a niche market for Bancorp in its lending activities.


Real Estate Loans

       As a result of the securitization mentioned earlier, total real estate loans at March 31, 1995 declined to $3.9 billion, down 8.7% from year-end 1994. Total real estate loans were $3.9
billion as of March 31, 1994.   A detailed distribution of the
real estate loan portfolio is presented in the Loan Portfolio Balance Table. The growth in commercial and residential mortgage balances have also slowed, affected by the state of the Hawaii economy. Commercial real estate balances (excluding construction) on March 31, 1995 totaled $1.2 billion, level with balances on March 31, 1994 and year-end 1994. Reflecting the securitization, residential mortgage balances on March 31, 1995 totaled $2.5 billion, a decrease from year-end 1994 and March 31, 1994 of 12.9% and 0.9%, respectively. Residential loan volume has slowed as a result of increased interest rates. Construction loan balances have increased to $136.6 million on March 31, 1995 from $131.0 million at year-end 1994, but a decline from $177.0 reported at March 31, 1994.


Other Lending

       Installment loans and leases have increased modestly from year-end 1994. At March 31, 1995, total installment loans were $747.7 million, up 0.8% from $741.6 million reported at year-end 1994. Compared with the same date in 1994 when installment loan balances were $675.0 million, installment loan balances are up 10.8%. Total leases declined to $377.1 million from $378.1 million at year-end 1994 and $392.3 million at March 31, 1994.

       Foreign loan balances grew to $777.9 million, reflecting an increase of 11.7% from year-end 1994, and 15.8% above March 31, 1994 balances. The rise in the foreign loan total since year-end largely reflects the movement of exchange rates against the U.S. dollar. The foreign loan total includes outstanding credits to Less Developed Countries (LDC). LDC exposure remains very limited at $1.0 million in outstanding credits and $100.0 million in confirmed letters of credit and banker's acceptances at March 31, 1995. All LDC exposure is in the Philippines.


Non-Performing Assets and Past Due Loans

       Bancorp's NPA include non-accrual loans and foreclosed real estate. NPA totaled $52.3 million, representing 0.67% of total loans outstanding at March 31, 1995. This ratio compares with 0.91% at the end of the first quarter 1994 and 0.67% at year-end 1994.

       During the quarter, Bancorp implemented the provisions of FAS 114, Accounting by Creditors for Impairment of a Loan. The implementation did not have a material impact on the provision for loan loss or the allocation of the reserve for loan losses.

       Non-accrual loans decreased during the quarter to $51.7
million from $52.6 million at year-end 1994 and decreased 10.3% from $57.6 million on March 31, 1994. The distribution of the non-accrual loans by category is disclosed in the table following.

       Since year-end, past due loans have increased particularly in the residential and commercial real estate loan category. Residential mortgage loans past due 90 days increased to $6.6 million, 0.3% of total residential mortgage loans, while past due commercial mortgage loans increased to $1.9 million, 0.2% of total commercial real estate loans. Both these ratios remain very modest. Accruing 90 day past due loans have increased from $11.6 million at year-end 1994 to $17.7 million at March 31, 1995. Comparatively, $10.0 million in accruing 90 day past due
loans were reported at March 31, 1994.   The foreclosed real
estate category remained level with year-end 1994, totaling $0.6 million at March 31, 1995. There were only six properties in Other Real Estate at the quarter-end. Total non-performing assets and loans 90 days past due increased to 0.90% of loans outstanding from 0.82% at year-end 1994, but improving from the 1.04% at March 31, 1994.

       The following table presents NPA and past due loans for the periods indicated.

Bancorp Hawaii, Inc.
Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More
- -------------------------------------------------------------------------------
                                           March 31   December 31     March 31
(in millions of dollars)                       1995          1994         1994
- -------------------------------------------------------------------------------
Non-Accrual Loans
   Commercial                                 $19.3         $20.3        $12.9
   Real Estate
     Construction                               1.0           1.5         20.2
     Commercial                                15.3          14.1          8.1
     Residential                               15.4          15.1         15.5
   Installment                                  0.6           0.5          0.7
   Leases                                       0.1           0.8          0.2
   Other                                         --            --           --
   Foreign                                      0.0           0.3           --
- -------------------------------------------------------------------------------
         Subtotal                              51.7          52.6         57.6


Restructured Loans
   Commercial                                    --            --           --
   Real Estate
     Construction                                --            --           --
     Commercial                                  --            --          5.2
     Residential                                 --            --           --
   Installment                                   --            --           --
   Leases                                        --            --           --
   Other                                         --            --           --
   Foreign                                       --            --           --
- -------------------------------------------------------------------------------
         Subtotal                                --            --          5.2


Foreclosed Real Estate
   Domestic                                     0.6           0.6          4.0
   Foreign                                       --            --           --
- -------------------------------------------------------------------------------
         Subtotal                               0.6           0.6          4.0
- -------------------------------------------------------------------------------
     Total Non-Performing Assets               52.3          53.2         66.8
- -------------------------------------------------------------------------------

Accruing Loans Past Due 90 Days or More
   Commercial                                   1.5           1.0          1.3
   Real Estate
     Construction                               0.8            --          0.2
     Commercial                                 1.9           0.7          1.6
     Residential                                6.6           3.9          2.6
   Installment                                  6.8           5.9          4.2
   Leases                                        --            --          0.1
   Other                                        0.1           0.1           --
   Foreign                                       --            --           --
- -------------------------------------------------------------------------------
         Subtotal                              17.7          11.6         10.0
- -------------------------------------------------------------------------------
     Total                                    $70.0         $64.8        $76.8
===============================================================================
- -------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   to Total Loans                              0.67%         0.67%        0.91%
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   and Accruing Loans Past Due
   90 Days or More to Total Loans              0.90%         0.82%        1.04%
- -------------------------------------------------------------------------------

Summary of Loan Loss Experience

       The reserve for loan losses stood at $150.4 million at March 31, 1995, representing 1.97% of loans outstanding.
Comparatively, the ratio of reserves to loans outstanding on March 31, 1994 was 1.80% and 1.92% at year-end 1994. The improvement in this ratio reflects the securitization of the $412.2 million in mortgage loans during the quarter.

       Loan loss provisions were $4.5 million for the first quarter of 1995, compared with $8.3 million reported for the first quarter of 1994. Charge-offs totaled $6.9 million for the first quarter of 1995, compared to the $7.1 million reported for the first quarter of 1994 and the $5.5 million reported during the fourth quarter of 1994. Recoveries totaled $4.3 million for the first quarter of 1995, compared to $3.6 million and $4.9 million for the first and fourth quarters of 1994, respectively. Net charge-offs for the first quarter of 1995 declined to $2.6 million compared to $3.5 million during the same period in 1994. The annualized ratio of net charge-offs to average loans outstanding for the first quarter of 1995 improved to 0.14% compared to the ratio of 0.19% for the same period in 1994.

       The detailed breakdown of the charge-off and recoveries by loan category is presented in the table following.

Summary of Loss Experience                     Bancorp Hawaii, Inc., and subsidiaries
- --------------------------------------------------------------------------------------
                                                  First           Year          First
                                                Quarter          Ended        Quarter
(in millions of dollars)                           1995       12/31/94           1994
- --------------------------------------------------------------------------------------
Average Loans Outstanding                      $7,610.5       $7,393.7       $7,182.7
Balance of Reserve for Possible Loan Losses
   at Beginning of Period                        $148.5         $125.3         $125.3
Loans Charged Off
   Commercial and Industrial                        2.0           11.3            5.2
   Real Estate - Construction                       2.1            0.1             --
   Real Estate - Mortgage
     Commercial                                     0.1            3.5             --
     Residential                                     --            0.7             --
   Installment                                      2.7            8.7            1.9
   Foreign                                           --            0.7             --
   Leases                                            --            0.4             --
- --------------------------------------------------------------------------------------
Total Charged Off                                   6.9           25.4            7.1
Recoveries on Loans Previously Charged Off
   Commercial and Industrial                        3.2           20.0            2.7
   Real Estate - Construction                        --            0.2             --
   Real Estate - Mortgage
     Commercial                                      --            0.9             --
     Residential                                     --            0.2            0.1
   Installment                                      0.8            3.2            0.8
   Foreign                                           --             --             --
   Leases                                           0.3            0.8             --
- --------------------------------------------------------------------------------------
Total Recoveries                                    4.3           25.3            3.6
- --------------------------------------------------------------------------------------
Net Charge Offs                                    (2.6)          (0.1)          (3.5)
Provision Charged to Operating Expenses             4.5           21.9            8.3
Reserves Acquired (Sold)                             --            1.4             --
- --------------------------------------------------------------------------------------
Balance at End of Period                         $150.4         $148.5         $130.1
======================================================================================
Ratio of Net Charge Offs to
  Average Loans Outstanding  (annualized)          0.14%            --           0.19%
- --------------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding              1.97%          1.92%         1.80%
- --------------------------------------------------------------------------------------

Capital

       Bancorp continues to manage its capital levels through the target ratios outlined in Bancorp's 1994 Annual Report. The target of a minimum 6% ratio of average equity to average assets keeps both objectives of a return on assets of 1% and a return on equity of 16% in reasonable balance. Bancorp's average equity to average assets ratio for the first quarter of 1995 was 7.99%, an increase from the 7.71% reported for 1994 and 7.57% for the first quarter of 1994.

       Bancorp's total capital at March 31, 1995 totaled $1.0 billion, the highest level in its history. New shares issued for the profit sharing, stock option and dividend reinvestment plans increased capital by $5.3 million during the quarter. Under Bancorp's stock repurchase programs, $4.2 million in shares were repurchased during the first quarter of 1995. Dividends for the quarter were $10.9 million, compared with $11.0 million for the first quarter of 1994, both dividends paid at $.26 per share.

       Regulatory risk-based capital remain well above minimum guidelines. Bancorp's Total Capital and Tier 1 Capital ratios were 13.19% and 10.60%, respectively. This compares with year-end 1994, when the Total Capital Ratio was 12.99% and the Tier 1 Capital Ratio was 10.39%. Regulatory guidelines prescribe a minimum Total Capital Ratio of 10.00% and a Tier 1 Capital Ratio of 6.00% for an institution to qualify as well capitalized. Bancorp's strategy is to maintain its capital ratios at levels to meet this qualification to benefit from the financial and regulatory incentives provided to well capitalized companies.

       In addition, the leverage ratio, which represents the ratio of Tier 1 Capital to Total Average Assets, was 7.55% at March 31,
1995, compared to 7.06% at March 31, 1994 and 7.28% at year-end
1994. The required minimum ratio is 5.00%, to qualify an institution as well capitalized.


Spread Management

       The average net interest margin or spread on earning assets for the first quarter of 1995 was 3.62%, a decrease from the 3.99% reported for the same period in 1994, and almost level with the 3.61% reported for the fourth quarter of 1994. Net interest margin for all of 1994 was 3.82%. The continuing increase in interest rates has compressed Bancorp's net interest margin. The cost of funds rate for the first quarter of 1995 was 4.67%, an increase from both the 3.13% reported for the same quarter a year ago and 4.19% reported for the fourth quarter of 1994. These increases reflect the movement in interest rates stimulated by the Federal Reserve over the last twelve months.

       The earning asset yield was 7.58% for the first quarter of 1995, an increase over both the fourth quarter 1994 yield of 7.17% and the first quarter of 1994 of 6.66%.

Consolidated Average Balances and Interest Rates Taxable Equivalent  Bancorp Hawaii, Inc. and subsidiaries
- ----------------------------------------------------------------------------------------------------------
                                                        Three Months Ended           Three Months Ended
                                                          March 31, 1995               March 31, 1994
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
- ----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $620.5   $8.2   5.36%        $869.0   $7.7   3.58%
  Investment Securities
    -Taxable                                           1,604.6   23.0   5.82        2,776.2   38.2   5.59
    -Tax-Exempt                                           17.6    0.6  13.06           20.1    0.7  13.68
                                                       1,583.6   24.9   6.37          922.5    9.4   4.15
  Funds Sold                                              67.4    1.0   5.76           42.0    0.4   4.01
  Net Loans
    -Domestic                                          6,911.5  137.9   8.09        6,533.6  122.0   7.57
    -Foreign                                             699.0   12.5   7.25          649.2    6.7   4.20
  Loan Fees                                                       7.0                          9.0
                                                     ------------------------     ------------------------
    Total Earning Assets                              11,504.2  215.1   7.58       11,812.6  194.1   6.66
Cash and Due From Banks                                  481.3                        444.8
Other Assets                                             372.4                        341.2
                                                     ----------                   ----------
    Total Assets                                     $12,357.9                    $12,598.6
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,813.7   13.0   2.90       $1,964.6    9.5   1.95
                    - Savings                          1,113.0    7.5   2.74        1,261.9    7.1   2.27
                    - Time                             1,688.2   19.2   4.60        1,549.8   16.0   4.20
                                                     ------------------------     ------------------------
    Total Domestic                                     4,614.9   39.7   3.49        4,776.3   32.6   2.76
    Total Foreign                                        927.3   15.3   6.71        1,185.1    9.6   3.30
                                                     ------------------------     ------------------------
    Total Deposits                                     5,542.2   55.0   4.02        5,961.4   42.2   2.87
Short-Term Borrowings                                  3,233.6   43.8   5.49        3,732.7   30.3   3.29
Long-Term Debt                                           978.1   13.5   5.61          382.2    5.3   5.62
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                 9,753.9  112.3   4.67       10,076.3   77.8   3.13
                                                     ------------------------     ------------------------
Net Interest Income                                             102.8   2.91                 116.3   3.53
Average Spread on Earning Assets                                        3.62%                        3.99%
Demand Deposits                                        1,414.0                      1,396.4
Other Liabilities                                        203.2                        172.7
Shareholders' Equity                                     986.8                        953.2
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $12,357.9                    $12,598.6
                                                     ==========                   ==========

Provision for Possible Losses                                     4.5                          8.3
Net Overhead                                                     51.2                         52.3
                                                               -------                      -------
Income Before Income Taxes                                       47.1                         55.7
Provision for Income Taxes                                       18.4                         20.9
Tax-Equivalent Adjustment                                         0.5                          0.4
                                                               -------                      -------
Net Income                                                      $28.2                        $34.4
                                                               =======                      =======

Consolidated Average Balances and Interest Rates Taxable Equivalent  Bancorp Hawaii, Inc. and subsidiaries
- ----------------------------------------------------------------------------------------------------------
                                                         Three Months Ended          Twelve Months Ended
                                                         December 31, 1994            December 31, 1994
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
- -----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $732.7  $10.6   5.76%        $812.6  $36.4   4.48%
  Investment Securities
    -Taxable                                           2,003.3   28.1   5.57        2,463.3  135.0   5.48
    -Tax-Exempt                                           18.1    0.7  14.80           18.7    2.6  14.03
                                                       1,343.1   17.6   5.19        1,064.0   54.0   5.07
  Funds Sold                                              99.3    1.0   4.15           52.5    2.3   4.33
  Net Loans
    -Domestic                                          6,904.3  137.3   7.89        6,725.9  517.6   7.70
    -Foreign                                             735.3   11.5   6.21          667.8   35.2   5.27
  Loan Fees                                                       7.2                         31.7
                                                     ------------------------     ------------------------
    Total Earning Assets                              11,836.1  214.0   7.17       11,804.8  814.8   6.90
Cash and Due From Banks                                  508.3                        449.1
Other Assets                                             354.7                        342.7
                                                     ----------                   ----------
    Total Assets                                     $12,699.1                    $12,596.6
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,871.5   12.1   2.58       $1,895.4   41.1   2.17
                    - Savings                          1,181.5    7.6   2.54        1,232.3   29.1   2.36
                    - Time                             1,591.1   18.2   4.54        1,544.8   65.9   4.27
                                                     ------------------------     ------------------------
    Total Domestic                                     4,644.1   37.9   3.24        4,672.5  136.1   2.91
    Total Foreign                                      1,304.5   16.7   5.07        1,236.7   53.4   4.32
                                                     ------------------------     ------------------------
    Total Deposits                                     5,948.6   54.6   3.64        5,909.2  189.5   3.21
Short-Term Borrowings                                  3,374.5   40.7   4.79        3,600.6  143.9   4.00
Long-Term Debt                                           724.2   10.9   5.95          526.8   30.3   5.76
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                10,047.3  106.2   4.19       10,036.6  363.7   3.62
                                                     ------------------------     ------------------------
Net Interest Income                                             107.8   2.98                 451.1   3.28
Average Spread on Earning Assets                                        3.61%                        3.82%
Demand Deposits                                        1,429.6                      1,386.0
Other Liabilities                                        236.3                        203.1
Shareholders' Equity                                     985.9                        970.9
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $12,699.1                    $12,596.6
                                                     ==========                   ==========

Provision for Possible Losses                                     4.6                         21.9
Net Overhead                                                     71.3                        232.0
                                                               -------                      -------
Income Before Income Taxes                                       31.9                        197.2
Provision for Income Taxes                                       14.2                         77.7
Tax-Equivalent Adjustment                                         0.5                          1.8
                                                               -------                      -------
Net Income                                                      $17.2                       $117.7
                                                               =======                      =======
/TABLE

Interest Rate Risk and Derivatives

       As discussed in Bancorp's 1994 Annual Report, Bancorp utilizes interest rate sensitivity analysis and computer simulation techniques to measure the exposure of its earnings to interest rate movements. The objective of the process is to position its balance sheet to optimize earnings without unduly increasing risk. The Interest Rate Sensitivity Table presents the possible exposure to interest rate movements for various time frames at March 31, 1995. As the table indicates, Bancorp's one year cumulative liability sensitivity gap totaled $0.05 billion, representing 0.39% of total assets. Comparatively, the one year cumulative gap was $0.2 billion at year-end 1994, 1.8% of total assets. This reflects a move closer to neutrality at the one year time frame.

       Bancorp uses swaps as a cost effective risk management tool for dealing with interest rate risk. Swap activity during the first quarter of 1995 was limited to maturities of existing swap agreements. At March 31, 1995, the notional amount of swaps totaled $1.4 billion, compared with $1.6 billion at year-end
1994. Net expense on interest rate swap agreements totaled $4.1 million for the first quarter of 1995. Comparatively, net revenue of $7.7 million was recognized for all of 1994.

Interest Rate Sensitivity Table                         Bancorp Hawaii, Inc. and subsidiaries
- ----------------------------------------------------------------------------------------------
                                                                                         NON-
MARCH 31, 1995                                                               OVER    INTEREST
(in millions of dollars)            0-90 DAYS 91-365 DAYS   1-5 YEARS     5 YEARS     BEARING
- ----------------------------------------------------------------------------------------------
ASSETS (1)
INVESTMENT SECURITIES                $1,473.1      $935.3      $607.5      $136.6           -
SHORT TERM INVESTMENTS                   79.8           -           -           -           -
INTERNATIONAL ASSETS                    910.6       289.1        65.2           -           -
DOMESTIC LOANS (2)                    2,826.3     2,001.3     1,487.9       494.7           -
TRADING SECURITIES                          -           -         0.4        13.7           -
OTHER ASSETS                                -           -           -           -      $876.3
- ----------------------------------------------------------------------------------------------
TOTAL ASSETS                         $5,289.8    $3,225.7    $2,161.1      $644.9      $876.3
==============================================================================================

LIABILITIES AND CAPITAL (1)
NON-INT BEARING DEMAND (3)             $244.4      $244.4      $869.0           -           -
INT-BEARING DEMAND (3)                  343.2       343.2       942.3           -           -
SAVINGS (3)                             238.8       238.8       607.7           -           -
TIME DEPOSITS                           491.3       663.3       543.3       $67.7           -
FOREIGN DEPOSITS                        858.6       469.5        83.4           -           -
S/T BORROWINGS                        2,268.1       611.3           -           -           -
LONG-TERM DEBT                          512.5        34.2        18.0       118.6           -
OTHER LIABILITIES                           -           -       102.7           -      $281.2
CAPITAL                                     -           -           -           -     1,002.4
- ----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL        $4,956.9    $2,604.6    $3,166.4      $186.4    $1,283.6
==============================================================================================

INTEREST RATE SWAPS                   ($973.0)      $66.3      $906.7           -           -
- ----------------------------------------------------------------------------------------------
INTEREST SENSITIVITY GAP              ($640.0)     $687.4      ($98.6)     $458.6     ($407.3)
- ----------------------------------------------------------------------------------------------
CUMULATIVE GAP                        ($640.0)      $47.4      ($51.3)     $407.3           -

PERCENTAGE OF TOTAL ASSETS            (5.25)%        0.39%     (.42)%        3.34%          -
==============================================================================================

Assumptions used:
(1)  Based on repricing date.
(2)  Includes the effect of estimated amortization.
(3)  Historical analysis shows that these deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one and five years.  The allocation presented is based on that historic analysis.

Liquidity

       The ability to meet day-to-day financial needs of Bancorp's customer base is essential. Much of the strategy of meeting liquidity needs was described in Bancorp Hawaii's 1994 Annual
Report and remains in place.

       At March 31, 1995, deposits were $6.8 billion, compared to $7.1 billion and $7.3 billion reported at year-end 1994 and March 31, 1994, respectively. The competition for deposits, not only by banks and savings and loan companies, but also by securities brokerage firms continues to impact the level of deposits. Repos which are offered to government depositors as an alternative to deposits were $2.1 billion at March 31, 1995, compared to $2.5 billion on March 31, 1994, and $2.1 billion at year-end 1994.

       Short term borrowings, including Fed Funds, decreased to $1.1 billion at March 31, 1995, compared with $1.2 billion at year-end 1994 and $1.4 billion at March 31, 1994. Long term debt remained level at $0.9 billion at both March 31, 1995 and year-end 1994.


Net Overhead

       Bancorp manages net overhead by focusing on its net overhead ratio. The net overhead ratio at Bancorp is defined as the ratio of non-interest expense to non-interest income. Bancorp's long term goal is to have a ratio of 2 to 1, where fee income offsets at least half of the cost of operations. The ratio for the first quarter of 1995 was 2.29, compared to 2.46 for the first quarter of 1994 and 2.81 for all of 1994.

       Additionally, Bancorp's management places an emphasis on the amount of net income generated per full-time equivalent staff
(FTE) with the objective of improving net income with existing or lesser staff levels. For the first quarter of 1995, net income per FTE (excluding securities gains (losses)), was $6,040, or $24,500 on an annualized basis. This compares to $29,700 and $29,500 reported for the full years of 1994 and 1993, respectively.

       Non-interest income for the first quarter was $39.8 million, a 10.9% increase over the same quarter in 1994. Trust income was $13.4 million, up 10.6% from the same period last year. The increase includes the additional income from fees earned on the proprietary Pacific Capital Management family of mutual funds introduced in 1994. Service charges on deposit accounts for the first quarter of 1995 was $6.7 million, compared to $7.0 million for the like period last year. Fees, exchange and other service charges for the first quarter of 1995 increased to $12.4 million compared to $10.2 million for the same period in 1994. Other operating income totaled $5.6 million for the first quarter of 1995, compared with $7.6 million for the same quarter last year.

       For the first quarter of 1995, Bancorp reported a securities gain of $1.8 million, compared to a loss of $1.0 million for the same period in 1994. These gains and losses remained at modest levels.

       Bancorp continues to emphasize the importance of control over non-interest expenses as a key factor in its effort to remain competitive among its peers. The continuing compression of net interest margins further stresses the importance of success in controlling expenses. Non-interest expense in the first quarter was $91.0 million, an increase of 3.2% over the same period in 1994.

       Salary and benefit expenses totaled $46.9 million for the first quarter of 1994, level with the $47.0 million for the first quarter of 1994. During the quarter, Bancorp announced a restructuring of its retirement plans, including an early retirement option for certain qualifying staff and a curtailment of its defined benefit plan. The first group of staff members electing the option will be retiring during the second quarter. The final group will be retiring in the third quarter. Pursuant to accounting rules, since a loss on this curtailment is not expected, the final financial impact will be determined later this year.

       Premises and equipment expenses totaled $17.9 million for the first quarter of 1995, an increase from the $16.0 million for the same period of 1994. Bancorp continues to invest in technology as more efficient operations with existing staff counts become increasingly important. Other operating expenses for the first quarter increased 4.3% over last year during the
same period.
PART II. - Other Information


Items 1 to 5 omitted pursuant to instructions.

Item 6 - Exhibits and Reports on Form 8-K

       (a)   The following exhibits are filed herewith:

             Exhibit #11 - Statement regarding computation of per share earnings.

             Exhibit #27 - Financial Data Schedule.

       (b)   No Form 8-K was filed during the quarter.




SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date     May 12, 1995                  BANCORP HAWAII, INC.



                                               RICHARD J. DAHL
                                                 (Signature)

                                       Richard J. Dahl
                                       President



                                               DAVID A. HOULE
                                                 (Signature)

                                       David A. Houle
                                       Senior Vice President and
                                       Chief Financial Officer