Form 10-Q
period 1995-06-30
BANCORP HAWAII INC
filed 1995-08-14
CIK 46195

U N I T E D   S T A T E S

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-Q

  (Mark One)

[ X ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995

                                 or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

                   Commission File Number 1-6887

                B A N C O R P   H A W A I I,   I N C.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            Hawaii                          99-0148992
   ------------------------     ---------------------------------
   (State of incorporation)     (IRS Employer Identification No.)

 130 Merchant Street, Honolulu, Hawaii                    96813
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

                          (808) 847-8888
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

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

Common Stock, $2 Par Value; outstanding at July 31, 1995 -
41,520,923 shares

BANCORP HAWAII, INC. and subsidiaries
June 30, 1995




PART I. - Financial Information

Item 1.  Financial Statements

     The consolidated statements of condition as of June 30, 1995 and 1994, and December 31, 1994 and related statements of income, shareholders' equity, and cash flows are included herein.

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

Consolidated Statements of Condition (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                                June 30  December 31      June 30
                                                                                   1995         1994         1994
------------------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                                      $752,923     $727,016     $842,255
Investment Securities
   (Market Value of $3,108,419, $3,101,584 and $3,491,979, respectively)      3,117,484    3,150,885    3,532,916
Securities Purchased Under Agreements to Resell                                  90,000           --           --
Funds Sold                                                                      144,900       54,167       80,470
Loans                                                                         7,704,174    7,891,993    7,523,003
  Unearned Income                                                              (142,084)    (144,034)    (146,163)
  Reserve for Possible Loan Losses                                             (150,302)    (148,508)    (141,210)
Net Loans                                                                     7,411,788    7,599,451    7,235,630
------------------------------------------------------------------------------------------------------------------

    Total Earning Assets                                                     11,517,095   11,531,519   11,691,271
Cash and Non-Interest Bearing Deposits                                          474,554      508,762      460,935
Premises and Equipment                                                          231,978      221,806      187,710
Other Assets                                                                    350,024      324,263      307,384
------------------------------------------------------------------------------------------------------------------
    Total Assets                                                            $12,573,651  $12,586,350  $12,647,300
==================================================================================================================

Liabilities
Deposits                                                                     $7,003,918   $7,115,054   $7,082,778
Securities Sold Under Agreements to Repurchase                                2,250,738    2,136,204    2,316,161
Funds Purchased                                                                 379,473      609,574      575,220
Short-Term Borrowings                                                           655,652      594,475      818,168
Other Liabilities                                                               385,362      302,683      399,617
Long-Term Debt                                                                  877,640      861,572      495,991
------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                        11,552,783   11,619,562   11,687,935

Shareholders' Equity
Common Stock ($2 par value), authorized 100,000,000 shares;
    outstanding,  June 1995 - 41,520,923;
    December 1994 - 41,851,466; June 1994 - 42,396,059;                          83,042       83,703       84,792
Surplus                                                                         249,718      260,040      276,379
Unrealized Valuation Adjustments                                                 12,410      (18,122)     (15,758)
Retained Earnings                                                               675,698      641,167      613,952
------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                1,020,868      966,788      959,365
------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                              $12,573,651  $12,586,350  $12,647,300
==================================================================================================================

Consolidated Statements of Income (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                  3 Months     3 Months     6 Months     6 Months
                                                                     Ended        Ended        Ended        Ended
                                                                   June 30      June 30      June 30      June 30
(in thousands of dollars except per share amounts)                    1995         1994         1995         1994
------------------------------------------------------------------------------------------------------------------
Total Interest Income                                             $221,830     $201,461     $436,415     $395,157
Total Interest Expense                                             114,683       85,254      226,947      163,043
------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                107,147      116,207      209,468      232,114
Provision for Possible Loan Losses                                   4,120        5,964        8,573       14,222
------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Possible Loan Losses       103,027      110,243      200,895      217,892
Total Non-Interest Income                                           35,978       34,470       75,789       70,344
Total Non-Interest Expense                                          93,689       89,749      184,744      177,993
------------------------------------------------------------------------------------------------------------------
      Income Before Income Taxes                                    45,316       54,964       91,940      110,243
Provision for Income Taxes                                          16,768       20,802       35,144       41,689
------------------------------------------------------------------------------------------------------------------
      Net Income                                                   $28,548      $34,162      $56,796      $68,554
==================================================================================================================
Earnings Per Common Share and Common Share Equivalents               $0.68        $0.79        $1.35        $1.59
------------------------------------------------------------------------------------------------------------------
Average Common Shares and Common Share Equivalents Outstanding  42,121,368   43,056,348   42,129,385   43,006,653
------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Shareholders' Equity (Unaudited)               Bancorp Hawaii, Inc. and subsidiaries
----------------------------------------------------------------------------------------------------------------
                                                                  Common                 Unrealized    Retained
(in thousands of dollars except per share amounts)     Total       Stock     Surplus  Valuation Adj.   Earnings
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                        $966,788     $83,703    $260,040       ($18,122)   $641,167
Net Income                                            56,796        -           -              -         56,796
Sale of Common Stock
   96,251 Profit Sharing Plan                          2,637         192       2,445           -           -
   84,332 Stock Option Plan                            1,495         169       1,326           -           -
  132,374 Dividend Reinvestment Plan                   3,735         265       3,470           -           -
Stock Repurchased                                    (18,850)     (1,287)    (17,563)          -           -
Unrealized Valuation Adjustments
   Investment Securities                              24,826        -           -            24,826        -
   Foreign Exchange Translation Adjustment             5,706        -           -             5,706        -
Cash Dividends Paid of $.53 Per Share                (22,265)       -           -              -        (22,265)
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                          $1,020,868     $83,042    $249,718        $12,410    $675,698
================================================================================================================

Balance at December 31, 1993                        $938,104     $56,850    $284,886           $537    $595,831
Net Income                                            68,554        -           -              -         68,554
Sale of Common Stock
  142,221 Profit Sharing Plan                          4,591         284       4,307           -           -
   87,281 Stock Option Plan                            1,256         175       1,081           -           -
  105,515 Dividend Reinvestment Plan                   3,578         211       3,367           -           -
Stock Repurchased                                    (18,278)     (1,016)    (17,262)          -           -
Unrealized Valuation Adjustments
   Investment Securities                             (14,900)       -           -           (14,900)       -
   Foreign Exchange Translation Adjustment            (1,395)       -           -            (1,395)       -
50 Percent Stock Dividend                                (59)     28,288        -              -        (28,347)
Cash Dividends Paid of $.52 Per Share                (22,086)       -           -              -        (22,086)
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1994                            $959,365     $84,792    $276,379       ($15,758)   $613,952
================================================================================================================

Consolidated Statements of Cash Flows(Unaudited)                        Bancorp Hawaii, Inc. and subsidiaries
--------------------------------------------------------------------------------------------------------------
Six Months Ended June 30
(in thousands of dollars)                                                                   1995         1994
--------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                               $56,796      $68,554
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses, depreciation, and amortization of income and expense       5,497       20,458
     Deferred income taxes                                                                (2,459)      (4,277)
     Realized and unrealized investment security gains                                     1,387        1,363
     Net (increase) decrease in trading securities                                        13,130          288
     Other assets and liabilities, net                                                    25,879       98,438
                                                                                     ------------ ------------
     Net cash provided by operating activities                                           100,230      184,824
--------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from redemptions of investment securities held to maturity                      519,393      655,134
Purchases of investment securities held to maturity                                     (307,593)    (470,126)
Proceeds from sales of investment securities available for sale                          283,159      252,847
Purchases of investment securities available for sale                                   (421,356)    (279,991)
Net increase in interest-bearing deposits placed in other banks                          (25,907)      (4,551)
Net decrease in funds sold                                                              (180,733)     (22,771)
Net decrease in loans and lease financing                                                201,405     (258,701)
Premises and equipment, net                                                              (21,385)     (30,394)
Purchase of minority interest of Banque D'Hawaii (Vanuatu), Ltd.,
   net of cash and non-interest bearing deposits acquired                                  6,808           --
                                                                                     ------------ ------------
     Net cash provided (used) by investing activities                                     53,791     (158,553)
--------------------------------------------------------------------------------------------------------------
Financing Activities
Net decrease in demand, savings, and time deposits                                      (122,365)      77,803
Proceeds from lines of credit and long-term debt                                          16,068      238,061
Principal payments on lines of credit and long-term debt                                      --           --
Net decrease in short-term borrowings                                                    (54,390)    (244,122)
Proceeds from sale of stock                                                              (10,983)      (8,853)
Cash dividends                                                                           (22,265)     (22,145)
                                                                                     ------------ ------------
     Net cash provided (used) by financing activities                                   (193,935)      40,744

Effect of exchange rate changes on cash                                                    5,706       (1,395)
                                                                                     ------------ ------------
     Increase (decrease) in cash and non-interest bearing deposits                       (34,208)      65,620
                                                                                     ------------ ------------
Cash and non-interest bearing deposits at beginning of year                              508,762      395,315
                                                                                     ------------ ------------
Cash and non-interest bearing deposits at end of period                                 $474,554     $460,935
--------------------------------------------------------------------------------------------------------------
/TABLE

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations


Financial Review


Performance Highlights

     Bancorp Hawaii, Inc. (Bancorp) reported earnings for the second quarter of 1995 of $28.5 million, 16.4% below earnings for the second quarter of 1994. On a per share basis, earnings were $0.68 for the second quarter of 1995, an increase from the $0.67 reported for the first quarter of 1995, but a decrease from the $0.79 reported for the second quarter of 1994.

     For the six months ended June 30, 1995, Bancorp reported net income of $56.8 million, 17.2% below that for the same period in 1994. Earnings per share were $1.35 for the first half of 1995, compared with $1.59 for the same period in 1994. Earnings reflect the slower economy in Hawaii, Bancorp's main market, and the relatively flat interest rate yield curve over the one to five year time horizon.

     Performance ratios for the year-to-date period were short of Bancorp's objectives of 1% and 16%, for return on average assets and return on average equity, respectively. Return on average assets and return on average equity were 0.93% and 11.42%, respectively, for the first half of 1995. These ratios were 1.10% and 14.40%, respectively, for the like period in 1994.

     Total assets ended June 30, 1995 at $12.6 billion, the same at both June 30, 1994 and year-end 1994. Net loans outstanding decreased from both March 31, 1995 and year-end 1994 by 0.7% and 2.5%, respectively. Total investment securities also declined to $3.1 billion at June 30, 1995 representing a 1.1% decrease from year-end 1994 and 11.8% from the same date a year ago.

     Total deposits decreased to $7.0 billion, compared to $7.1 billion reported at year-end 1994 and decreased from the $7.1 billion reported a year ago on June 30. Securities sold under agreements to repurchase (repos) as of June 30, 1995 totaled $2.3 billion, an increase of 5.4% from year-end 1994 and a 2.8% decline from June 30, 1994. The changes in repo balances, which are mainly comprised of government funds are also explained later in this report.

     Non-performing assets (NPAs) have decreased to $51.0 million at June 30, 1995. This was the lowest level of non-performing assets for Bancorp since NPAs peaked on June 30, 1993 at $106.6 million. A further discussion on NPAs and Reserve for Loan Losses follows later in this report.

     Trust income for the second quarter of 1995 totaled $12.1 million, a 8.6% increase over the same quarter in 1994. Trust income has continued to grow as new opportunities such as the introduction of Pacific Capital family of funds gains more recognition.

     The average net interest margin or spread on earning assets for the second quarter of 1995 was 3.80%, which compared with 3.96% reported for the second quarter of 1994, and the 3.62% spread for the first quarter of 1995. A further discussion of spread follows in this report.


Risk Elements in Lending Activities

     At June 30, 1995, total loans were $7.7 billion, a 2.4% decrease from year-end 1994 and 2.4% above total loans on June 30, 1994. As reported in the first quarter, Bancorp securitized $412 million in mortgage loans explaining some of the decrease. Hawaii's sluggish economy also continues to hamper loan growth. In spite of slower loan growth, Bancorp's lending policies remain unchanged and conservative. The following table presents Bancorp's total loan portfolio balances for the periods indicated.


Commercial and Industrial Loans

     Commercial and Industrial loans outstanding were $1.9
billion as of June 30, 1995, an increase from both year-end 1994 and June 30, 1994.


Real Estate Loans

     Real estate loans totaled $3.9 billion at June 30, 1995, a 6.7% decrease from year-end 1994 and a 1.7% decrease from the same date a year ago. The decrease since year-end 1994 was attributed to the securitization of $412 million in residential mortgage loans in the first quarter of 1995. Considering this securitization, a comparison with year-end 1994 reflects an increase of 3.4% in total real estate loans. Residential mortgage loans at June 30, 1995 were $2.6 billion, compared with $2.9 billion at year-end 1994.

     Construction loans at June 30, 1995 totaled $143.8 million, compared with $131.0 million at year-end 1994 and $146.1 million at June 30, 1994. Commercial mortgage loans have remained relatively consistent.

Other Lending

     Installment loans and leases have continued to increase albeit modestly from year-end 1994. At June 30, 1995, total installment loans were $762.5 million, up from $747.7 million reported at March 31, 1995 and $741.6 million at year-end 1994. Compared with the same date in 1994 when installment loan balances were $696.8 million, installment loan balances are up 9.4%. The increase from year-end reflected evenly between Bancorp's VISA charge cards and consumer installment loans. Total leases at June 30, 1995 increased to $384.2 million from $378.1 million at year-end 1994.

     Foreign loan balances were $732.1 million as of June 30, 1995, an increase of 5.1% from year-end 1994, and 11.4% above June 30, 1994 balances. The rise in the foreign loan total since year-end largely reflects the movement of exchange rates against the U.S. dollar. The foreign loan total includes outstanding credits to Less Developed Countries (LDC). LDC exposure remains very limited at $1.0 million in outstanding credits and $130.4 million in confirmed letters of credit and banker's acceptances at June 30, 1995. All LDC exposure is in the Philippines.


Loan Portfolio Balances              Bancorp Hawaii, Inc., and subsidiaries
----------------------------------------------------------------------------
                                           June 30  December 31     June 30
(in millions of dollars)                      1995         1994        1994
----------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial              $1,863.0     $1,830.8    $1,751.2
   Real Estate
          Construction -- Commercial         128.7        113.1       120.1
                       -- Residential         15.1         17.9        26.0
           Mortgage -- Commercial          1,259.4      1,241.0     1,248.5
                    -- Residential         2,559.2      2,872.8     2,638.9
   Installment                               762.5        741.6       696.8
   Lease Financing                           384.2        378.1       384.4
----------------------------------------------------------------------------
     Total Domestic                        6,972.1      7,195.3     6,865.9
----------------------------------------------------------------------------
   Foreign Loans                             732.1        696.7       657.1
----------------------------------------------------------------------------
     Total Loans                          $7,704.2     $7,892.0    $7,523.0
============================================================================

Non-Performing Assets and Past Due Loans

     Bancorp's non-performing assets include non-accrual loans, restructured loans and foreclosed real estate. NPAs totaled $51.0 million, representing 0.66% of total loans outstanding at June 30, 1995. This ratio compares with 0.67% at the end of both the first quarter 1995 and year-end 1994. This ratio was 0.71% at the end of the second quarter 1994. Bancorp continues its effort to monitor and manage NPAs aggressively.

     Non-accrual loans decreased during the quarter to $49.4 million from $51.7 million at the March 1995 quarter-end and $52.6 million at year-end 1994. The decrease from the first quarter of 1995 in the commercial loan category was largely due to charge-offs.

     Since year-end, past due loans have increased particularly in the residential real estate loan and commercial loan categories. Residential mortgage loans past due 90 days increased to $7.3 million, 0.29% of total residential mortgage loans, while past due commercial mortgage loans increased to $2.1 million, 0.17% of total commercial real estate loans. Both these ratios remain at modest levels. For residential mortgage loans, the underlying collateral which represented, at initial closing, loan to value ratios of 80-90%, significantly reduces loss exposure.

     Accruing 90 day past due loans have increased from $11.6 million at year-end 1994 to $16.0 million at June 30, 1995. Comparatively, $10.0 million in accruing 90 day past due loans were reported at June 30, 1994 and $17.7 million at March 31, 1995.

     The foreclosed real estate category remained at low levels, totaling $1.6 million at June 30, 1995, compared with $0.6 million at March 31, 1995 and $0.6 million at year-end 1994. There were only nine properties in Other Real Estate at June 30, 1995. Total non-performing assets and loans 90 days past due represented 0.87% of loans outstanding compared with 0.82% at year-end 1994 and 1.04% at June 30, 1994.

     The following table presents NPAs and past due loans for the periods indicated.

Bancorp Hawaii, Inc.
Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More
-------------------------------------------------------------------------------
                                            June 30   December 31      June 30
(in millions of dollars)                       1995          1994         1994
-------------------------------------------------------------------------------
Non-Accrual Loans
   Commercial                                 $15.3         $20.3        $20.2
   Real Estate
     Construction                               0.8           1.5          2.1
     Commercial                                16.5          14.1          5.7
     Residential                               15.5          15.1         14.3
   Installment                                  1.2           0.5          0.3
   Leases                                       0.1           0.8           --
   Other                                         --            --           --
   Foreign                                       --           0.3           --
-------------------------------------------------------------------------------
         Subtotal                              49.4          52.6         42.6


Restructured Loans
   Commercial                                    --            --          2.1
   Real Estate
     Construction                                --            --           --
     Commercial                                  --            --          5.2
     Residential                                 --            --           --
   Installment                                   --            --           --
   Leases                                        --            --           --
   Other                                         --            --           --
   Foreign                                       --            --           --
-------------------------------------------------------------------------------
         Subtotal                                --            --          7.3


Foreclosed Real Estate
   Domestic                                     1.6           0.6          3.4
   Foreign                                       --            --           --
-------------------------------------------------------------------------------
         Subtotal                               1.6           0.6          3.4
-------------------------------------------------------------------------------
     Total Non-Performing Assets               51.0          53.2         53.3
-------------------------------------------------------------------------------

Accruing Loans Past Due 90 Days or More
   Commercial                                   2.1           1.0          0.8
   Real Estate
     Construction                                --            --           --
     Commercial                                 0.1           0.7          0.3
     Residential                                7.3           3.9          5.0
   Installment                                  6.5           5.9          3.7
   Leases                                        --            --          0.1
   Other                                         --           0.1           --
   Foreign                                       --            --           --
-------------------------------------------------------------------------------
         Subtotal                              16.0          11.6          9.9
-------------------------------------------------------------------------------
     Total                                    $67.0         $64.8        $63.2
===============================================================================
-------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   to Total Loans                              0.66%         0.67%        0.71%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   and Accruing Loans Past Due
   90 Days or More to Total Loans              0.87%         0.82%        0.84%
-------------------------------------------------------------------------------
/TABLE

Summary of Loan Loss Experience

     The reserve for loan losses stood at $150.3 million at June 30, 1995, representing 1.99% of loans outstanding.
This compares with 1.97% as of March 31, 1995, 1.92% at year-end 1994 and 1.91% on June 30, 1994.

     Loan loss provisions were $4.1 million for the second quarter of 1995, compared with the $4.5 million reported for the first quarter of 1995. Net charge-offs were $4.2 million for the quarter ended June 30, 1995, bringing year-to-date charge-offs to $6.8 million.

     Gross charge-offs totaled $9.0 million for the second quarter of 1995, compared to $6.9 million for the first quarter of 1995. Year-to-date, gross charge-offs totaled
$15.9 million, compared with $11.9 million for the same period in 1994. Recoveries reported for the quarter ended
June 30, 1995 were $4.8 million, bringing year-to-date recoveries to $9.1 million.

     The annualized ratio of net charge-offs to average loans outstanding for the second quarter 1995 of 0.22%, compares nearly with the ratio of net charge-offs to average loans of 0.14% for the first quarter of 1995 and zero reported for the full year of 1994.

     A detailed breakdown of charge-offs and recoveries by loan category is presented in the following table.

Summary of Loss Experience                                Bancorp Hawaii, Inc., and subsidiaries
-------------------------------------------------------------------------------------------------
                                                Second      Second      First Six      First Six
                                               Quarter     Quarter         Months         Months
(in millions of dollars)                          1995        1994           1995           1994
-------------------------------------------------------------------------------------------------
Average Loans Outstanding                     $7,587.8    $7,278.5       $7,599.1       $7,230.9
Balance of Reserve for Possible Loan Losses
   at Beginning of Period                       $150.4      $130.1         $148.5         $125.3
Loans Charged Off
   Commercial and Industrial                       4.9         0.5            6.9            5.7
   Real Estate - Construction                       --          --            2.1             --
   Real Estate - Mortgage
     Commercial                                    0.4         1.0            0.5            1.0
     Residential                                   0.2         0.1            0.2            0.1
   Installment                                     3.4         2.4            6.1            4.3
   Foreign                                          --         0.7             --            0.7
   Leases                                          0.1         0.1            0.1            0.1
-------------------------------------------------------------------------------------------------
Total Charged Off                                  9.0         4.8           15.9           11.9
Recoveries on Loans Previously Charged Off
   Commercial and Industrial                       2.3         8.4            5.5           11.1
   Real Estate - Construction                       --          --             --             --
   Real Estate - Mortgage
     Commercial                                     --         0.7             --            0.7
     Residential                                    --         0.1             --            0.2
   Installment                                     0.9         0.8            1.7            1.6
   Foreign                                         1.3          --            1.3             --
   Leases                                          0.3          --            0.6             --
-------------------------------------------------------------------------------------------------
Total Recoveries                                   4.8        10.0            9.1           13.6
-------------------------------------------------------------------------------------------------
Net Charge Offs                                   (4.2)        5.2           (6.8)           1.7
Provision Charged to Operating Expenses            4.1         5.9            8.6           14.2

-------------------------------------------------------------------------------------------------
Balance at End of Period                        $150.3      $141.2         $150.3         $141.2
=================================================================================================
Ratio of Net Charge Offs to
  Average Loans Outstanding  (annualized)        -0.22%       0.29%         -0.18%          0.05%
-------------------------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding             1.99%       1.91%          1.99%          1.91%
-------------------------------------------------------------------------------------------------

Capital

     Bancorp continues to manage its capital levels through the target ratios outlined in Bancorp's 1994 Annual Report. The target of a minimum 6% ratio of average equity to average assets keeps both objectives of a return on assets of 1% and a return on equity of 16% in reasonable balance. Bancorp's average equity to average assets ratio for the second quarter of 1995 was 8.16%, an increase from the 7.71% reported for 1994 and 7.99% for the first quarter of 1995.

     Bancorp's total capital at June 30, 1995 totaled $1.0 billion. New shares issued for the profit sharing, stock option and dividend reinvestment plans increased capital by $2.6 million during the quarter. Under Bancorp's continuing stock repurchase programs, $14.7 million of shares were repurchased during the second quarter of 1995. Dividends for the quarter increased to $11.4 million, compared with $10.9 million for the first quarter of 1995. The dividends were paid at $0.2725 and $0.26 per share for the second and first quarters of 1995, respectively.

     Regulatory risk-based capital remain well above minimum guidelines. At June 30, 1995, Bancorp's Total Capital and Tier 1 Capital ratios were 13.11% and 10.54%, respectively. This compares with year-end 1994, when the Total Capital Ratio was 12.99% and the Tier 1 Capital Ratio was 10.39%. Regulatory guidelines prescribe a minimum Total Capital Ratio of 10.00% and a Tier 1 Capital Ratio of 6.00% for an institution to qualify as well capitalized. Bancorp's strategy is to maintain its capital ratios at levels to meet this qualification to benefit from the financial and regulatory incentives provided to well capitalized companies.

     In addition, the leverage ratio, which represents the ratio of Tier 1 Capital to Total Average Assets, was 7.81% at June 30, 1995, compared to 7.21% at June 30, 1994 and
7.28% at year-end 1994. The required minimum ratio is 5.00%, to qualify an institution as well capitalized.


Spread Management

     The average net interest margin or spread on earning assets for the second quarter of 1995 improved to 3.80% from 3.62% reported in the first quarter of 1995. Prior year comparisons reflect the impact of the increasing interest rates in 1994. Although the spread has improved compared to the first quarter of 1995, the rise in interest rates in 1994 is reflected in the comparison between the year-to-date spread for 1995 and 1994. Year-to-date spread through June 1995 was 3.71% compared to 3.98% for the same period in 1994.

     The cost of funds rate for the second quarter of 1995 was 4.80%, which was well above the 3.40% reported for the second quarter of 1994. The rise in the cost of funds reflects the impact of higher interest rates last year. The earning asset yield was 7.84% for the second quarter of 1995, an increase over the second quarter 1994 yield of 6.85%, and an increase over the 7.58% yield reported in the first quarter of 1995.

Consolidated Average Balances and Interest Rates Taxable Equivalent  Bancorp Hawaii, Inc. and subsidiaries
----------------------------------------------------------------------------------------------------------
                                                         Three Months Ended           Three Months Ended
                                                           June 30, 1995                June 30, 1994
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $626.9  $10.2   6.51%        $903.7   $9.2   4.07%
  Investment Securities
    -Taxable                                           1,481.8   23.7   6.42        2,637.3   35.6   5.41
    -Tax-Exempt                                           16.7    0.5  12.97           18.6    0.6  13.46
                                                       1,598.8   26.3   6.61          946.1   12.2   5.20
  Funds Sold                                              57.7    0.9   6.20           36.6    0.4   4.14
  Net Loans
    -Domestic                                          6,851.9  143.3   8.39        6,640.6  128.9   7.78
    -Foreign                                             735.9   11.3   6.17          637.9    6.9   4.34
  Loan Fees                                                       6.1                          8.1
                                                     ------------------------     ------------------------
    Total Earning Assets                              11,369.7  222.3   7.84       11,820.8  201.9   6.85
Cash and Due From Banks                                  474.3                        470.4
Other Assets                                             388.1                        345.6
                                                     ----------                   ----------
    Total Assets                                     $12,232.1                    $12,636.8
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,747.0   12.9   2.96       $1,882.4    9.3   1.98
                    - Savings                          1,069.9    7.8   2.94        1,267.1    7.2   2.27
                    - Time                             1,805.3   22.7   5.04        1,521.7   15.6   4.12
                                                     ------------------------     ------------------------
    Total Domestic                                     4,622.2   43.4   3.77        4,671.2   32.1   2.75
    Total Foreign                                        904.8   15.6   6.90        1,215.3   12.2   4.03
                                                     ------------------------     ------------------------
    Total Deposits                                     5,527.0   59.0   4.28        5,886.5   44.3   3.02
Short-Term Borrowings                                  3,076.6   41.9   5.46        3,722.1   35.0   3.77
Long-Term Debt                                           983.8   13.8   5.64          462.6    6.0   5.23
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                 9,587.4  114.7   4.80       10,071.2   85.3   3.40
                                                     ------------------------     ------------------------
Net Interest Income                                             107.6   3.04                 116.6   3.45
Average Spread on Earning Assets                                        3.80%                        3.96%
Demand Deposits                                        1,370.9                      1,389.0
Other Liabilities                                        254.1                        209.9
Shareholders' Equity                                   1,019.7                        966.7
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $12,232.1                    $12,636.8
                                                     ==========                   ==========

Provision for Possible Losses                                     4.1                          5.9
Net Overhead                                                     57.7                         55.3
                                                               -------                      -------
Income Before Income Taxes                                       45.8                         55.4
Provision for Income Taxes                                       16.8                         20.8
Tax-Equivalent Adjustment                                         0.5                          0.4
                                                               -------                      -------
Net Income                                                      $28.5                        $34.2
                                                               =======                      =======

Consolidated Average Balances and Interest Rates Taxable Equivalent  Bancorp Hawaii, Inc. and subsidiaries
----------------------------------------------------------------------------------------------------------
                                                          Six Months Ended             Six Months Ended
                                                           June 30, 1995                June 30, 1994
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $623.7  $18.4   5.94%        $886.4  $16.9   3.83%
  Investment Securities
    -Taxable                                           1,542.9   46.8   6.11        2,706.4   73.8   5.50
    -Tax-Exempt                                           17.2    1.1  13.02           19.3    1.3  13.58
                                                       1,591.2   51.2   6.49          934.4   21.7   4.69
  Funds Sold                                              62.5    1.8   5.96           39.3    0.8   4.07
  Net Loans
    -Domestic                                          6,881.5  281.2   8.24        6,587.4  250.9   7.68
    -Foreign                                             717.6   23.8   6.69          643.5   13.6   4.27
  Loan Fees                                                      13.1                         17.0
                                                     ------------------------     ------------------------
    Total Earning Assets                              11,436.6  437.4   7.71       11,816.7  396.0   6.76
Cash and Due From Banks                                  477.8                        457.7
Other Assets                                             380.3                        343.4
                                                     ----------                   ----------
    Total Assets                                     $12,294.7                    $12,617.8
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,780.2   25.9   2.93       $1,923.3   18.7   1.96
                    - Savings                          1,091.3   15.4   2.84        1,264.6   14.2   2.27
                    - Time                             1,747.1   41.8   4.83        1,535.6   31.7   4.16
                                                     ------------------------     ------------------------
    Total Domestic                                     4,618.6   83.1   3.63        4,723.5   64.6   2.76
    Total Foreign                                        916.0   30.9   6.80        1,200.2   21.8   3.67
                                                     ------------------------     ------------------------
    Total Deposits                                     5,534.6  114.0   4.15        5,923.7   86.4   2.94
Short-Term Borrowings                                  3,154.7   85.6   5.47        3,727.4   65.3   3.53
Long-Term Debt                                           980.9   27.4   5.62          422.7   11.3   5.41
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                 9,670.2  227.0   4.73       10,073.8  163.0   3.26
                                                     ------------------------     ------------------------
Net Interest Income                                             210.4   2.98                 233.0   3.50
Average Spread on Earning Assets                                        3.71%                        3.98%
Demand Deposits                                        1,403.6                      1,392.7
Other Liabilities                                        217.6                        191.3
Shareholders' Equity                                   1,003.3                        960.0
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $12,294.7                    $12,617.8
                                                     ==========                   ==========

Provision for Possible Losses                                     8.6                         14.2
Net Overhead                                                    108.9                        107.7
                                                               -------                      -------
Income Before Income Taxes                                       92.9                        111.1
Provision for Income Taxes                                       35.1                         41.7
Tax-Equivalent Adjustment                                         1.0                          0.8
                                                               -------                      -------
Net Income                                                      $56.8                        $68.6
                                                               =======                      =======

Interest Rate Risk and Derivatives

     As discussed in Bancorp's 1994 Annual Report, Bancorp utilizes interest rate sensitivity analysis and computer simulation techniques to measure the exposure of its earnings to interest rate movements. The objective of the process is to position its balance sheet to optimize earnings without unduly increasing risk. The Interest Rate Sensitivity Table presents the possible exposure to interest rate movements for various time frames at June 30, 1995. As the table indicates, Bancorp's one year cumulative liability sensitivity gap totaled $0.03 billion, representing 0.23% of total assets. Comparatively, the one year cumulative gap was $0.2 billion at year-end 1994, 1.8% of total assets.

     Bancorp uses interest rate swaps as a cost effective risk management tool for dealing with interest rate risk. Swap activity during the second quarter of 1995 was limited to maturities of existing swap agreements. At June 30, 1995, the notional amount of swaps totaled $1.3 billion, compared with $1.6 billion at year-end 1994. Net expense on interest rate swap agreements totaled $2.8 million for the second quarter of 1995 (and totals $6.9 million for 1995 year-to-date). Comparatively, net revenue of $7.7 million was recognized for all of 1994.

Interest Rate Sensitivity Table                        Bancorp Hawaii, Inc. and subsidiaries
--------------------------------------------------------------------------------------------

JUNE 30, 1995                                                          OVER NON-INTEREST
(in millions of dollars)    0 - 90 DAYS 91-365 DAYS 1 - 5 YEARS     5 YEARS    SENSITIVE
--------------------------------------------------------------------------------------------
ASSETS (1)
INVESTMENT SECURITIES          $1,260.3      $928.9      $797.0      $131.4          -
SHORT TERM INVESTMENTS            229.9         5.0         -           -            -
INTERNATIONAL ASSETS            1,009.9       321.5        48.9         0.3          -
DOMESTIC LOANS (2)              3,249.4     1,526.9     1,565.3       519.4          -
TRADING SECURITIES                  -           -           0.5         -            -
OTHER ASSETS                      224.0         2.0        98.0        30.0       $625.1
--------------------------------------------------------------------------------------------
TOTAL ASSETS                   $5,973.5    $2,784.3    $2,509.7      $681.1       $625.1
============================================================================================

LIABILITIES AND CAPITAL (1)
NON-INT BEARING DEMAND (3)       $247.7      $247.7      $880.8         -            -
INT-BEARING DEMAND (3)            346.5       346.5       952.8         -            -
SAVINGS (3)                       231.3       231.3       588.9         -            -
TIME DEPOSITS                     484.8       780.5       558.3        75.7          -
FOREIGN DEPOSITS                  972.3        56.0         2.6         -            -
S/T BORROWINGS                  2,780.5       491.3        14.1         -            -
LONG-TERM DEBT                    588.8        10.0       158.8       120.0          -
OTHER LIABILITIES                   -           -           -           -        $385.4
CAPITAL                             -           -           -           -       1,020.9
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL  $5,651.9    $2,163.4    $3,156.3      $195.8    $1,406.2
============================================================================================

INTEREST RATE SWAPS           ($1,162.5)     $191.2      $971.3         -            -
--------------------------------------------------------------------------------------------
INTEREST SENSITIVITY GAP        ($841.0)     $812.1      $324.6      $485.4     ($781.1)
--------------------------------------------------------------------------------------------
CUMULATIVE GAP                  ($841.0)     ($28.9)     $295.7      $781.1          -

PERCENTAGE OF TOTAL ASSETS       (6.69)%     (0.23)%       2.35%       6.21%         -
============================================================================================

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

     At June 30, 1995, deposits were $7.0 billion, compared to $7.1 billion and $6.8 billion reported at year-end 1994 and March 31, 1995, respectively. The competition for deposits, not only by banks and savings and loan companies, but also by securities brokerage firms continues to impact the level of deposits. Repos which are offered to government depositors as an alternative to deposits were $2.3 billion at June 30, 1995, compared to $2.1 billion at both March 31, 1995 and year-end 1994.

     Short term borrowings, including Fed Funds, decreased to $1.0 billion at June 30, 1995, compared with $1.1 billion at March 31, 1995 and $1.2 billion at year-end 1994. Long term debt remained level at $0.9 billion at both June 30, 1995 and year-end 1994.

     Bank of Hawaii, Bancorp's largest subsidiary, finalized a new $1 billion bank note program in the second quarter. The program has a revolving feature and is intended to facilitate liquidity needs and the refunding, as necessary, of the bank notes presently outstanding.


Net Overhead

     Bancorp manages net overhead by focusing on its net overhead ratio. The net overhead ratio at Bancorp is defined as the ratio of non-interest expense to non-interest income. Bancorp's long term goal is to have a ratio of 2 to 1, where fee income offsets at least half of the cost of operations. The ratio for the year-to-date through June 30, 1995 was 2.43, compared to 2.71 for the same period in 1995, 2.29 for the first quarter of 1995 and 2.81 for all of 1994.

     Additionally, Bancorp's management places an emphasis on the amount of net income generated per full-time equivalent staff
(FTE) with the objective of improving net income with existing or lesser staff levels. For the first half of 1995, net income per FTE (excluding securities gains (losses)), was $26,131 on an annualized basis, reflecting the lower reported earnings. This compares to $29,700 and $29,500 reported for the full years of 1994 and 1993, respectively.

     Non-interest income for the second quarter was $36.0 million, a 4.4% increase over the same quarter in 1994. A year-to-date comparison reports a 7.7% increase between 1995 and 1994. Trust income for the second quarter 1995 was $12.1 million, up 9.6% from the same period last year. Year-to-date, trust fees are up 10.1%, compared with the same period last year. The improvement reflects the increase in fees earned on the proprietary Pacific Capital Management family of mutual funds introduced in 1994. Fees earned based on market value of trust assets have also increased in concert with the appreciation in the stock market. Service charges on deposit accounts for the first half of 1995 was $22.2 million, compared to $23.7 million for the like period last year. Service charges on deposit accounts have declined as larger business customers opt to "pay for services" with higher balances instead of fees. Fees, exchange and other service charges for the second quarter of 1995 remained level with the first quarter at $12.4 million. Compared to the first half of 1994, fees, exchange and other service charges were up 24.4%. The increase reflects an increase in foreign exchange gains, ATM transaction fees and VISA merchant services income. Other operating income totaled $10.5 million for the year-to-date, compared with $14.6 million for the same period last year. The decrease is attributable to the gains in the sale of certain leased assets at lease maturity and the cash basis recognition of the interest collected on previously charged-off loans, both in 1994.

     During the first quarter of 1995, Bancorp reported a securities gain of $1.8 million, compared to a loss of $1.0 million for the same period in 1994. Activity during the second quarter remained limited with gains and losses reported at modest levels. Year-to-date 1995 gains totaled $2.1 million, compared with losses of $1.6 million for the same period in 1994.

     Bancorp continues to emphasize the importance of control over non-interest expenses as a key factor in its effort to remain competitive among its peers. Non-interest expense in the second quarter was $93.7 million, an increase of 4.3% over the same period in 1994. For the year-to-date, non-interest expense was $184.7 million, an increase of 3.8% over the same period in 1994.

     Salary and benefit expenses totaled $46.3 million for the second quarter of 1995, slightly below the $46.9 million for the first quarter of 1995 and 2.4% above the second quarter of 1994. For the year-to-date, $93.2 million in salary and benefit has been incurred, compared with $92.3 million for the same period in 1994, an increase of 0.95%. During the first quarter, Bancorp announced a restructuring of its retirement plans, including an early retirement option for certain qualifying staff and a curtailment of its defined benefit plan. The first group of staff members electing the option retired during the second quarter. The final group will be retiring in the third quarter. Pursuant to accounting rules, since a loss on this curtailment is not expected, the final financial impact will be determined later this year.

     Premises and equipment expenses totaled $20.9 million for the second quarter of 1995, an increase from the $17.1 million for the same period of 1994. For the year-to-date, premises and equipment expenses rose to $37.0 million, an increase of 11.9% over the same period in 1994. Bancorp continues to invest in technology as more efficient operations with existing staff counts become increasingly important. Other operating expenses for the first half of 1995 increased 3.7% over last year during
the same period.
PART II. - Other Information


Items 1, 2, 3 and 5 omitted pursuant to instructions.

Item 4 - Submission of Matters to a Vote of Security Holders

     (a)  Bancorp's Annual Shareholders' Meeting was held on
          April 26, 1995.

     (b)  Omitted per instructions.

     (c) A brief description of each matter voted upon at the Annual Shareholders' Meeting held on April 26, 1995 and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

          (1) Election of four Class III directors for terms expiring in 1998 and the successor to fill the unexpired terms of one retiring Class I director, whose term expires in 1996.

               Class I director:

               Richard J. Dahl -
               Votes cast for:  35,010,413
               Votes cast against:  0
               Votes withheld:  318,626

               Class III directors:

               Mary G. F. Bitterman -
               Votes cast for:  34,881,973
               Votes cast against:  0
               Votes withheld:  447,066

               Herbert M. Richards, Jr. -
               Votes cast for:  34,992,824
               Votes cast against:  0
               Votes withheld:  336,215

               H. Howard Stephenson -
               Votes cast for:  34,914,465
               Votes cast against:  0
               Votes withheld:  414,574

              Charles R. Wichman -
               Votes cast for:  35,006,958
               Votes cast against:  0
               Votes withheld:  322,081


          (2)  Election of Ernst & Young as Auditor.

               Votes cast for:  35,050,599
               Votes cast against:  190,372
               Votes abstained:  88,068

     (d)  None.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed herewith:

          Exhibit #11 - Statement regarding computation of per share earnings.

          Exhibit #20 - Report furnished to shareholders for the quarter ended March 31, 1995.

          Exhibit #27 - Financial Data Schedule.

     (b)  No Form 8-K was filed during the quarter.




SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date   August 14, 1995           BANCORP HAWAII, INC.



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