Form 10-Q
period 1995-09-30
BANCORP HAWAII INC
filed 1995-11-13
CIK 46195

U N I T E D   S T A T E S

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-Q

  (Mark One)

[ X ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995

                                 or

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

Common Stock, $2 Par Value; outstanding at October 31, 1995 -
41,521,755 shares

BANCORP HAWAII, INC. and subsidiaries
September 30, 1995




PART I. - Financial Information

Item 1.  Financial Statements

     The consolidated statements of condition as of September 30, 1995 and 1994, and December 31, 1994 and related statements of income, shareholders' equity, and cash flows are included herein.

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

Consolidated Statements of Condition (Unaudited)                            Bancorp Hawaii, Inc. and subsidiaries
------------------------------------------------------------------------------------------------------------------
                                                                           September 30  December 31 September 30
(in thousands of dollars)                                                          1995         1994         1994
------------------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                                      $612,864     $727,016     $792,196
Investment Securities - Held to Maturity
   (Market Value of $1,540,450, $1,736,659 and $2,221,072, respectively)      1,544,403    1,785,960    2,253,645
Investment Securities - Available for Sale                                    1,683,968    1,364,925    1,159,218
Securities Purchased Under Agreements to Resell                                      --           --           --
Funds Sold                                                                       56,660       54,167       61,250
Loans                                                                         7,893,978    7,891,993    7,639,021
  Unearned Income                                                              (142,515)    (144,034)    (145,015)
  Reserve for Possible Loan Losses                                             (150,931)    (148,508)    (143,061)
------------------------------------------------------------------------------------------------------------------
Net Loans                                                                     7,600,532    7,599,451    7,350,945
------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                     11,498,427   11,531,519   11,617,254
Cash and Non-Interest Bearing Deposits                                          433,665      508,762      442,695
Premises and Equipment                                                          237,962      221,806      197,342
Customers' Acceptance Liability                                                  13,382       17,776       13,553
Accrued Interest Receivable                                                      79,657       77,340       80,543
Other Real Estate                                                                 3,823          594        1,878
Intangibles, including Goodwill                                                  89,434       94,515       94,643
Trading Securities                                                                  113       13,696       13,805
Other Assets                                                                    140,155      120,342      100,285
------------------------------------------------------------------------------------------------------------------
    Total Assets                                                            $12,496,618  $12,586,350  $12,561,998
==================================================================================================================

Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                              $1,379,789   $1,436,794   $1,322,843
                 - Interest-Bearing                                           1,555,068    1,747,514    1,734,449
  Savings                                                                     1,025,868    1,140,402    1,196,409
  Time                                                                        1,908,192    1,639,497    1,562,432
Foreign Deposits                                                              1,077,974    1,150,847    1,144,642
------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                            6,946,891    7,115,054    6,960,775

Securities Sold Under Agreements to Repurchase                                2,262,197    2,136,204    2,362,487
Funds Purchased                                                                 537,268      609,574      557,550
Short-Term Borrowings                                                           480,857      594,475      725,368
Bank's Acceptances Outstanding                                                   13,382       17,776       13,553
Accrued Pension Costs                                                            26,527       23,510       23,763
Accrued Interest Payable                                                         55,120       49,253       56,797
Accrued Taxes Payable                                                           160,606      133,720      141,384
Other Liabilities                                                                75,074       78,424       96,960
Long-Term Debt                                                                  897,837      861,572      645,712
------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                        11,455,759   11,619,562   11,584,349

Shareholders' Equity
Common Stock ($2 par value), authorized 100,000,000 shares;
    outstanding,  September 1995 - 41,579,607;
    December 1994 - 41,851,466; September 1994 - 42,190,534;                     83,159       83,703       84,381
Surplus                                                                         248,818      260,040      269,447
Unrealized Valuation Adjustments                                                 11,581      (18,122)     (11,097)
Retained Earnings                                                               697,301      641,167      634,918
------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                1,040,859      966,788      977,649
------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                              $12,496,618  $12,586,350  $12,561,998
==================================================================================================================

Consolidated Statements of Income (Unaudited)                               Bancorp Hawaii, Inc. and subsidiaries
------------------------------------------------------------------------------------------------------------------
                                                                  3 Months     3 Months     9 Months     9 Months
                                                                     Ended        Ended        Ended        Ended
                                                              September 30 September 30 September 30 September 30
(in thousands of dollars except per share amounts)                    1995         1994         1995         1994
------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                               $153,465     $136,031     $451,770     $392,866
  Loan Fees                                                          7,809        7,462       20,918       24,498
  Income on Lease Financing                                          3,372        3,276        9,464       10,558
  Interest and Dividends on Investment Securities
    Taxable                                                         23,347       33,111       70,111      106,921
    Non-taxable                                                        329          427        1,048        1,272
  Income on Investment Securities Available for Sale                26,936       14,685       78,140       36,395
  Interest on Deposits                                              10,379        8,921       28,753       25,768
  Interest on Security Resale Agreements                                72           --          205           --
  Interest on Funds Sold                                               628          438        2,343        1,230
------------------------------------------------------------------------------------------------------------------
Total Interest Income                                              226,337      204,351      662,752      599,508
Interest Expense
  Interest on Deposits                                              59,939       48,492      173,908      134,938
  Interest on Security Repurchase Agreements                        32,137       25,101       92,403       70,337
  Interest on Funds Purchased                                        7,496        7,685       22,645       18,521
  Interest on Short-Term Borrowings                                  4,276        5,125       14,480       14,314
  Interest on Long-Term Debt                                        14,017        8,136       41,376       19,472
------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                             117,865       94,539      344,812      257,582
------------------------------------------------------------------------------------------------------------------

Net Interest Income                                                108,472      109,812      317,940      341,926
Provision for Possible Loan Losses                                   4,377        3,031       12,950       17,253
------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Possible Loan Losses       104,095      106,781      304,990      324,673
Non-Interest Income
  Trust Income                                                      11,879       13,170       37,405       36,355
  Service Charges on Deposit Accounts                                6,491        6,922       19,331       21,137
  Fees, Exchange, and Other Service Charges                         12,072       10,888       36,857       30,807
  Other Operating Income                                             5,288        5,463       15,822       20,086
  Investment Securities Gains (Losses)                                 176         (671)       2,280       (2,269)
------------------------------------------------------------------------------------------------------------------
Total Non-Interest Income                                           35,906       35,772      111,695      106,116
Non-Interest Expense
  Salaries                                                          35,038       34,492      106,043      103,058
  Pensions and Other Employee Benefits                              10,653       10,344       32,806       34,061
  Net Occupancy Expense of Premises                                 10,150        9,325       30,402       27,505
  Net Equipment Expense                                              7,012        7,598       23,786       22,503
  Other Operating Expense                                           25,022       27,085       79,582       79,710
------------------------------------------------------------------------------------------------------------------
Total Non-Interest Expense                                          87,875       88,844      272,619      266,837
------------------------------------------------------------------------------------------------------------------
      Income Before Income Taxes                                    52,126       53,709      144,066      163,952
Provision for Income Taxes                                          19,206       21,749       54,350       63,438
------------------------------------------------------------------------------------------------------------------

      Net Income                                                   $32,920      $31,960      $89,716     $100,514
==================================================================================================================
Earnings Per Common Share and Common Share Equivalents               $0.78        $0.75        $2.13        $2.34
------------------------------------------------------------------------------------------------------------------
Average Common Shares and Common Share Equivalents Outstanding  41,955,136   42,845,626   42,070,392   42,943,828
------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Shareholders' Equity (Unaudited)               Bancorp Hawaii, Inc. and subsidiaries
----------------------------------------------------------------------------------------------------------------
                                                                  Common                 Unrealized    Retained
(in thousands of dollars except per share amounts)     Total       Stock     Surplus  Valuation Adj.   Earnings
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                        $966,788     $83,703    $260,040       ($18,122)   $641,167
Net Income                                            89,716        -           -              -         89,716
Sale of Common Stock
   96,251 Profit Sharing Plan                          2,638         193       2,445           -           -
  390,865 Stock Option Plan                            8,315         782       7,533           -           -
  180,825 Dividend Reinvestment Plan                   5,391         361       5,030           -           -
Stock Repurchased                                    (28,110)     (1,880)    (26,230)          -           -
Unrealized Valuation Adjustments
   Investment Securities                              26,021        -           -            26,021        -
   Foreign Exchange Translation Adjustment             3,682        -           -             3,682        -
Cash Dividends Paid of $.81 Per Share                (33,582)       -           -              -        (33,582)
----------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                     $1,040,859     $83,159    $248,818        $11,581    $697,301
================================================================================================================

Balance at December 31, 1993                        $938,104     $56,850    $284,886           $537    $595,831
Net Income                                           100,514        -           -              -        100,514
Sale of Common Stock
  182,640 Profit Sharing Plan                          5,909         365       5,544           -           -
  126,813 Stock Option Plan                            2,018         254       1,764           -           -
  163,421 Dividend Reinvestment Plan                   5,420         327       5,093           -           -
Stock Repurchased                                    (29,543)     (1,703)    (27,840)          -           -
Unrealized Valuation Adjustments
   Investment Securities                             (14,699)       -           -           (14,699)       -
   Foreign Exchange Translation Adjustment             3,065        -           -             3,065        -
50 Percent Stock Dividend                                (59)     28,288        -              -        (28,347)
Cash Dividends Paid of $.78 Per Share                (33,080)       -           -              -        (33,080)
----------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                       $977,649     $84,381    $269,447       ($11,097)   $634,918
================================================================================================================

Consolidated Statements of Cash Flows (Unaudited)                 Bancorp Hawaii, Inc. and subsidiaries
--------------------------------------------------------------------------------------------------------
Nine Months Ended September 30
(in thousands of dollars)                                                                1995      1994
--------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                            $89,716  $100,514
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses, depreciation, and amortization of income and expense    8,430     7,659
     Deferred income taxes                                                                916    10,739
     Realized and unrealized investment security gains                                 (1,373)   (1,720)
     Net decrease in trading securities                                                13,583       454
     Other assets and liabilities, net                                                (12,221)   26,649
                                                                                     --------- ---------
     Net cash provided by operating activities                                         99,051   144,295
--------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from redemptions of investment securities held to maturity                   634,489   977,956
Purchases of investment securities held to maturity                                  (392,932) (478,011)
Proceeds from sales of investment securities available for sale                       346,666   269,605
Purchases of investment securities available for sale                                (620,756) (498,148)
Net decrease in interest-bearing deposits placed in other banks                       114,152    45,508
Net increase in funds sold                                                             (2,493)   (3,551)
Net decrease (increase) in loans and lease financing                                   17,622  (354,083)
Premises and equipment, net                                                           (32,980)  (45,237)
Purchase of minority interest of Banque D'Hawaii (Vanuatu), Ltd.,
   net of cash and non-interest bearing deposits acquired                               6,808        --
                                                                                     --------- ---------
     Net cash provided (used) by investing activities                                  70,576   (85,961)
--------------------------------------------------------------------------------------------------------
Financing Activities
Net decrease in demand, savings, and time deposits                                   (179,392)  (44,200)
Proceeds from lines of credit and long-term debt                                      226,204   387,810
Principal payments on lines of credit and long-term debt                             (189,939)       --
Net decrease in short-term borrowings                                                 (59,931) (308,294)
Proceeds from sale of stock                                                           (11,766)  (16,196)
Cash dividends                                                                        (33,582)  (33,139)
                                                                                     --------- ---------
     Net cash used by financing activities                                           (248,406)  (14,019)

Effect of exchange rate changes on cash                                                 3,682     3,065
                                                                                     --------- ---------
     Increase (decrease) in cash and non-interest bearing deposits                    (75,097)   47,380
                                                                                     --------- ---------
Cash and non-interest bearing deposits at beginning of year                           508,762   395,315
                                                                                     --------- ---------
Cash and non-interest bearing deposits at end of period                              $433,665  $442,695
--------------------------------------------------------------------------------------------------------

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Financial Review

Performance Highlights

     Bancorp Hawaii, Inc. (Bancorp) reported earnings for the third quarter of 1995 of $32.9 million, 3.0% above earnings for the third quarter of 1994. On a per share basis, earnings were $0.78 for the third quarter of 1995, 4.0% above the earnings reported for the third quarter of 1994. Year-to-date net income totaled $89.7 million through September 30, 1995, lagging 10.7% behind the same period in 1994. Earnings per share were $2.13 and $2.34 for the nine months ended September 30, 1995 and 1994, respectively.

     The improvement in Bancorp's earnings for the third quarter of 1995 resulted from several factors:
     o The indications of improvement in the Hawaii economy reflected in the increased number of tourist arrivals from Asia and the increased hotel occupancy rates reported by the hotels in Hawaii.
     o FDIC insurance premiums were reduced from $0.23 to $0.04 per $100 of deposits for Bancorp's bank subsidiaries - Bank of Hawaii and First National Bank of Arizona. As a result, the FDIC refunded Bancorp more than $3 million of previously paid premiums during the quarter. FDIC insurance premiums through September 30, 1995 were $6.7 million compared with $10.2 million for the comparable period in 1994.
     o Non-interest expense for the quarter was $87.9 million, compared with $93.7 million for the second quarter of 1995 and $88.8 million for the third quarter of 1994.
       The improvement in expenses reflects the reduction in FDIC insurance premiums previously mentioned and lower salary expense resulting from the early retirement option offered to more than 400 employees earlier this year.

     Performance ratios through September 30, 1995 remained short of Bancorp's long term objective of 1.2% and 17.5% for return on average assets (ROAA) and return on average equity (ROAE), respectively. On an annualized basis, ROAA was 0.97% and ROAE was 11.82% through September 30, 1995. The ROAA and ROAE ratios were 0.93% and 12.13%, respectively for all of 1994.

     Total assets were $12.5 billion as of September 30, 1995, not significantly changed from the $12.6 billion reported at both September 30, 1994 and December 31, 1994. Net loans outstanding increased to $7.6 billion at September 30, 1995, compared with $7.4 billion and $7.6 billion at September 30, 1994 and December 31, 1994, respectively. Total investment securities stood at $3.2 billion at September 30, 1995, a decrease of 5.4% from the same date in 1994 and a 2.5% increase from December 31, 1994. Part of the increase since year-end reflects the securitization of more than $400 million of adjustable rate mortgage loans in the first quarter of 1995.

     Total deposits hovered near the $7 billion level ending September 30, 1995 at $6.9 billion. Comparatively, deposits were $7.1 billion and $7.0 billion at year-end and September 30, 1994, respectively. Securities sold under repurchase agreements (Repos) totaled $2.3 billion at September 30, 1995, increasing 5.9% from the year-end balance outstanding of $2.1 billion.


Risk Elements in Lending Activities

     Total loans outstanding were $7.9 billion as of September 30, 1995, a modest increase over year-end 1994, and 3.3% above loans outstanding at September 30, 1994. The growth has been focused in commercial construction, commercial, installment and international loan categories. The following table presents Bancorp's total loan portfolio for the periods indicated.

Loan Portfolio Balances                    Bancorp Hawaii, Inc., and subsidiaries
----------------------------------------------------------------------------------
                                          September 30   December 31 September 30
(in millions of dollars)                          1995          1994         1994
----------------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial                  $1,863.0      $1,830.8     $1,653.1
   Real Estate
         Construction -- Commercial              176.2         113.1        125.4
                      -- Residential              10.1          17.9         18.1
          Mortgage -- Commercial               1,261.5       1,241.0      1,269.8
                   -- Residential              2,631.7       2,872.8      2,771.4
   Installment                                   774.5         741.6        713.3
   Lease Financing                               384.6         378.1        380.0
----------------------------------------------------------------------------------
     Total Domestic                            7,101.6       7,195.3      6,931.1
----------------------------------------------------------------------------------
   Foreign Loans                                 792.4         696.7        707.9
----------------------------------------------------------------------------------
     Total Loans                              $7,894.0      $7,892.0     $7,639.0
==================================================================================

Commercial and Industrial Loans

     Commercial and Industrial (C & I) loans ended September 30, 1995 at $1.86 billion. Increases of 1.2% and 12.7% are reported for C&I loans, compared with year-end 1994 and September 30, 1994, respectively. Within the C & I category, loans to the cable television and media industries totaled $615.9 million, up from $526.4 million and $408.4 million at year-end 1994 and September 30, 1994, respectively.


Real Estate Loans

     Real estate loans as a remains the largest segment of the loan portfolio. As of September 30, 1995, real estate loans represented 51.7% of total loans. The table above reports the details of the loans in the real estate group. As the table reflects, residential mortgage loans continue to represent the majority of the real estate loans. As of September 30, 1995, residential mortgages totaled $2.63 billion, compared with $2.87 billion at December 31, 1994 and $2.77 billion at September 30, 1994. The decrease from year-end 1994 resultng from the securitization of $412 million in residential mortgages in the first quarter of this year.

     Commercial mortgage loans totaled $1.26 billion at September 30, 1995, similar to the $1.24 billion at year-end 1994 and $1.27 billion at September 30, 1994. Commercial mortgage loans are generally secured by real estate located in Hawaii. As reported in Bancorp's 1994 Annual Report to shareholders, the properties securing these loans remains diversified. Properties include shopping centers, commercial/industrial/warehouse facilities, and office buildings. These loans secured by the commercial/ industrial/warehouse and office buildings are generally partially occupied by the owners.

     Construction loans represent 4.6% of the real estate portfolio. As of September 30, 1995, total construction loans
(both residential and commercial) were $186.3 million, an increase of 42.2% and 29.8% over year-end 1994 and September 30, 1994, respectively.


Other Lending

     Other lending includes consumer installment loans, leasing activities and foreign loans. Consumer installment loans increased ending the third quarter of 1995 at $774.5 million, compared with $741.6 million at year-end 1994 and $713.3 million at September 30, 1994. Lease activity remains modest. At September 30, 1995, total leases outstanding was $384.6 million compared with $378.1 million at year-end 1994 and $380.0 million September 30, 1994. Foreign loans totaled $792.4 million at September 30, 1995, 13.7% over the outstanding balance at year-end 1994 and 11.9% above the September 30, 1994 balance. The increase reflects the acquisition of the majority interest in the National Bank of Solomon Islands in the fourth quarter of 1994 and the changes in currency exchange rates.


Non-Performing Assets and Past Due Loans

     Total non-performing assets (NPA) which include non-accrual loans and foreclosed real estate totaled $55.4 million at September 30, 1995. This represents 0.70% of total loans outstanding as of September 30, 1995. Over the last year, this ratio has been at similar levels; 0.67% at year-end 1994, and 0.73% at September 30, 1994.

     Non accrual loans increased during the quarter ending
September 30, 1995 at $51.6 million. Comparatively, non-accrual loans totaled $54.2 million at September 30, 1994, $52.6 million at year-end 1994, and $49.4 million at June 30, 1995.

     Foreclosed real estate has increased to $3.8 million reflecting the addition of one large property ($1.6 million) during the third quarter of 1995. Foreclosed real estate remains at low levels representing 0.03% of total assets as of September 30, 1995.

     Accruing loans past due 90 days or more increased from $11.6 million at year-end 1994 to $16.0 million at September 30, 1995. Accruing loans past due 90 days were $17.7 million and $16.0 million at the ends of the first and second quarters of 1995, respectively. Total NPAs and loans 90 days past due totaled $71.4 million at September 30, 1995, compared with $64.8 million and $65.3 million at year-end 1994 and September 30, 1994, respectively. Total NPAs and loans 90 days past due represented 0.90% of total loans outstanding at September 30, 1995, compared with 0.82% at year-end 1994 and 0.85% at September 30, 1994.

     The following table presents NPAs and loans past due 90 days for the periods indicated.

Bancorp Hawaii, Inc.
Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More
-------------------------------------------------------------------------------
                                       September 30   December 31 September 30
(in millions of dollars)                       1995          1994         1994
-------------------------------------------------------------------------------
Non-Accrual Loans
   Commercial                                 $15.4         $20.3        $20.8
   Real Estate
     Construction                               0.5           1.5          1.8
     Commercial                                15.8          14.1         15.5
     Residential                               19.0          15.1         15.0
   Installment                                  0.9           0.5          0.3
   Leases                                        --           0.8          0.8
   Foreign                                       --           0.3           --
-------------------------------------------------------------------------------
         Subtotal                              51.6          52.6         54.2

Foreclosed Real Estate
   Domestic                                     3.8           0.6          1.9
   Foreign                                       --            --           --
-------------------------------------------------------------------------------
         Subtotal                               3.8           0.6          1.9
-------------------------------------------------------------------------------
     Total Non-Performing Assets               55.4          53.2         56.1
-------------------------------------------------------------------------------

Accruing Loans Past Due 90 Days or More
   Commercial                                   1.2           1.1          0.9
   Real Estate
     Construction                                --            --           --
     Commercial                                 0.1           0.7          1.4
     Residential                                7.5           3.9          2.4
   Installment                                  7.1           5.9          4.5
   Leases                                       0.1            --           --
   Foreign                                       --            --           --
-------------------------------------------------------------------------------
         Subtotal                              16.0          11.6          9.2
-------------------------------------------------------------------------------
     Total                                    $71.4         $64.8        $65.3
===============================================================================
-------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   to Total Loans                              0.70%         0.67%        0.73%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   and Accruing Loans Past Due
   90 Days or More to Total Loans              0.90%         0.82%        0.85%
-------------------------------------------------------------------------------

Summary of Loan Loss Experience

     The reserve for loan losses totaled $150.9 million, 1.95% of loans outstanding as of September 30, 1995. Comparatively, this ratio was 1.91% at September 30, 1994 and 1.92% at year-end 1994.

     The provision for losses for the third quarter of 1995 was $4.4 million, bringing the year-to-date loss provision to $13.0 million. Comparatively, the year-to-date provision for losses was $17.3 million at this date in 1994. Net charge-offs were $3.8 million for the third quarter of 1995 and $10.6 million for the year-to-date.

     Gross charge-offs for the third quarter were $5.7 million, resulting in year-to-date charge-offs of $21.6 million. Gross charge-offs were $19.9 million for the first nine months of 1994.
 Bancorp's efforts to collect on loans previously charged-off is reflected in recoveries which were $11 million for the first nine months of 1995.

     The year-to-date annualized ratio of net charge-offs to average loans outstanding at September 30, 1995 was 0.19%, compared with zero at year-end 1994 and -0.01% at September 30, 1994.

     A detailed breakdown of the loan loss reserve including charge-offs and recoveries by category is presented in the following table.

Summary of Loss Experience                                Bancorp Hawaii, Inc., and subsidiaries
-------------------------------------------------------------------------------------------------
                                                 Third       Third     First Nine     First Nine
                                               Quarter     Quarter         Months         Months
(in millions of dollars)                          1995        1994           1995           1994
-------------------------------------------------------------------------------------------------
Average Loans Outstanding                     $7,611.8    $7,468.3       $7,603.4       $7,310.9
Balance of Reserve for Possible Loan Losses
   at Beginning of Period                       $150.3      $141.2         $148.5         $125.3
Loans Charged Off
   Commercial and Industrial                       0.8         4.1            7.4            9.8
   Real Estate - Construction                       --         0.1            2.1            0.1
   Real Estate - Mortgage
     Commercial                                    1.0         0.8            1.5            1.8
     Residential                                   0.5         0.5            0.7            0.6
   Installment                                     3.2         2.5            9.6            6.8
   Foreign                                          --          --             --            0.7
   Leases                                          0.2          --            0.3            0.1
-------------------------------------------------------------------------------------------------
Total Charged Off                                  5.7         8.0           21.6           19.9
Recoveries on Loans Previously Charged Off
   Commercial and Industrial                       0.4         5.2            5.9           16.3
   Real Estate - Construction                       --          --             --             --
   Real Estate - Mortgage
     Commercial                                    0.1         0.2            0.1            0.9
     Residential                                   0.1          --            0.1            0.2
   Installment                                     0.7         0.8            2.4            2.4
   Foreign                                         0.3          --            1.6             --
   Leases                                          0.3         0.6            0.9            0.6
-------------------------------------------------------------------------------------------------
Total Recoveries                                   1.9         6.8           11.0           20.4
-------------------------------------------------------------------------------------------------
Net Charge Offs (Recoveries)                       3.8         1.2           10.6           (0.5)
Provision Charged to Operating Expenses            4.4         3.1           13.0           17.3

-------------------------------------------------------------------------------------------------
Balance at End of Period                        $150.9      $143.1         $150.9         $143.1
=================================================================================================
Ratio of Net Charge Offs (Recoveries) to
  Average Loans Outstanding (annualized)          0.20%       0.06%          0.19%         -0.01%
-------------------------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding             1.95%       1.91%          1.95%          1.91%
-------------------------------------------------------------------------------------------------

Capital

     Bancorp's total capital at September 30, 1995 totaled $1.0 billion. New shares issued for the profit sharing, stock option and dividend reinvestment plans increased capital by $8.5 million during the quarter. Under Bancorp's continuing stock repurchase programs, $9.3 million of shares were repurchased during the third quarter of 1995. Dividends for the quarter increased to $11.3 million, compared with $11.0 million for the third quarter of 1994. The dividends were paid at $0.2725 per share for the third quarter of 1995.

     Regulatory risk-based capital remained well above minimum guidelines. At September 30, 1995, Bancorp's Total Capital and Tier 1 Capital ratios were 13.22% and 10.66%, respectively. This compares with year-end 1994, when the Total Capital Ratio was 12.99% and the Tier 1 Capital Ratio was 10.39%. Regulatory guidelines prescribe a minimum Total Capital Ratio of 10.00% and a Tier 1 Capital Ratio of 6.00% for an institution to qualify as well capitalized. Bancorp's strategy is to maintain its capital ratios at levels to meet this qualification to benefit from the financial and regulatory incentives provided to well capitalized companies.

     In addition, the leverage ratio, which represents the ratio of Tier 1 Capital to Total Average Assets, was 7.87% at September
30, 1995, compared to 7.28% at year-end 1994. The required minimum ratio is 5.00%, to qualify an institution as well capitalized.


Spread Management

     The average net interest margin or spread on earning assets for the third quarter of 1995 was 3.74%, an increase from the 3.72% reported for the same quarter in 1994 and a decrease from the 3.80% reported for the second quarter of 1995. Year-to-date spread for 1995 was 3.72% compared with 3.89% for the same period in 1994. Although spread has decreased between the second and third quarters of 1995, with the increase in average earning assets reported during the quarter, net interest income increased $1.3 million on a taxable equivalent basis.

     The yield on earning assets for the third quarter of 1995 was 7.80%, decreasing from the 7.84% reported for the second quarter of 1995, but improving from the 6.92% for the third quarter of 1994. The cost of funds rate was 4.82% for the quarter ended September 30, 1995, compared with the 4.80% reported for second quarter of 1995. Comparatively, the cost of funds rate was 3.77% for the third quarter of 1994.

     Average earning assets for the third quarter of 1995 was $11.53 billion, compared with $11.37 billion for the second quarter and $11.47 billion for the year-to-date.

Consolidated Average Balances and Interest Rates Taxable Equivalent  Bancorp Hawaii, Inc. and subsidiaries
----------------------------------------------------------------------------------------------------------
                                                        Three Months Ended           Three Months Ended
                                                        September 30, 1995           September 30, 1994
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $695.9  $10.4   5.92%        $747.0   $8.9   4.74%
  Investment Securities
    -Taxable                                           1,550.0   23.4   5.98        2,445.2   33.1   5.37
    -Tax-Exempt                                           15.3    0.5  13.16           18.3    0.7  14.22
                                                       1,587.8   26.9   6.73        1,039.6   14.7   5.60
  Funds Sold                                              72.6    0.7   3.83           31.6    0.4   5.50
  Net Loans
    -Domestic                                          6,843.0  143.5   8.32        6,820.2  132.7   7.72
    -Foreign                                             768.8   13.5   6.97          648.1    6.8   4.18
  Loan Fees                                                       7.8                          7.5
                                                     ------------------------     ------------------------
    Total Earning Assets                              11,533.4  226.7   7.80       11,750.0  204.8   6.91
Cash and Due From Banks                                  457.9                        373.2
Other Assets                                             405.3                        329.3
                                                     ----------                   ----------
    Total Assets                                     $12,396.6                    $12,452.5
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,717.6   12.9   2.98       $1,864.4   11.1   2.36
                    - Savings                          1,036.4    7.7   2.95        1,219.6    6.4   2.10
                    - Time                             1,829.8   23.7   5.14        1,516.8   16.1   4.20
                                                     ------------------------     ------------------------
    Total Domestic                                     4,583.8   44.3   3.84        4,600.8   33.6   2.90
    Total Foreign                                        913.2   15.6   6.78        1,240.4   14.9   4.75
                                                     ------------------------     ------------------------
    Total Deposits                                     5,497.0   59.9   4.33        5,841.2   48.5   3.29
Short-Term Borrowings                                  3,199.2   43.9   5.45        3,577.4   37.9   4.20
Long-Term Debt                                         1,003.7   14.0   5.54          534.2    8.1   6.04
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                 9,699.9  117.8   4.82        9,952.8   94.5   3.77
                                                     ------------------------     ------------------------
Net Interest Income                                             108.9   2.98                 110.3   3.14
Average Spread on Earning Assets                                        3.74%                        3.72%
Demand Deposits                                        1,406.8                      1,329.2
Other Liabilities                                        252.1                        193.1
Shareholders' Equity                                   1,037.8                        977.4
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $12,396.6                    $12,452.5
                                                     ==========                   ==========

Provision for Possible Losses                                     4.4                          3.0
Net Overhead                                                     52.0                         53.1
                                                               -------                      -------
Income Before Income Taxes                                       52.5                         54.2
Provision for Income Taxes                                       19.2                         21.7
Tax-Equivalent Adjustment                                         0.4                          0.5
                                                               -------                      -------
Net Income                                                      $32.9                        $32.0
                                                               =======                      =======


Consolidated Average Balances and Interest Rates Taxable Equivalent  Bancorp Hawaii, Inc. and subsidiaries
----------------------------------------------------------------------------------------------------------
                                                        Nine Months Ended            Nine Months Ended
                                                        September 30, 1995           September 30, 1994
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $648.1  $28.8   5.93%        $839.5  $25.8   4.10%
  Investment Securities
    -Taxable                                           1,545.3   70.1   6.07        2,618.3  106.9   5.46
    -Tax-Exempt                                           16.5    1.6  13.06           19.0    2.0  13.78
                                                       1,590.1   78.2   6.57          969.8   36.4   5.02
  Funds Sold                                              65.9    2.5   5.17           36.7    1.2   4.48
  Net Loans
    -Domestic                                          6,868.5  424.7   8.27        6,665.8  380.3   7.63
    -Foreign                                             734.8   37.3   6.79          645.1   23.7   4.90
  Loan Fees                                                      20.9                         24.5
                                                     ------------------------     ------------------------
    Total Earning Assets                              11,469.2  664.1   7.74       11,794.2  600.8   6.81
Cash and Due From Banks                                  471.1                        429.3
Other Assets                                             388.7                        338.6
                                                     ----------                   ----------
    Total Assets                                     $12,329.0                    $12,562.1
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,759.1   38.7   2.95       $1,903.4   29.0   2.04
                    - Savings                          1,072.8   23.1   2.88        1,249.4   21.5   2.31
                    - Time                             1,774.9   65.6   4.94        1,529.3   47.7   4.17
                                                     ------------------------     ------------------------
    Total Domestic                                     4,606.8  127.4   3.70        4,682.1   98.2   2.81
    Total Foreign                                        915.1   46.5   6.80        1,213.8   36.7   4.04
                                                     ------------------------     ------------------------
    Total Deposits                                     5,521.9  173.9   4.21        5,895.9  134.9   3.06
Short-Term Borrowings                                  3,169.7  129.5   5.46        3,676.8  103.2   3.75
Long-Term Debt                                           988.6   41.4   5.60          460.3   19.5   5.66
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                 9,680.2  344.8   4.76       10,033.0  257.6   3.43
                                                     ------------------------     ------------------------
Net Interest Income                                             319.3   2.98                 343.2   3.38
Average Spread on Earning Assets                                        3.72%                        3.89%
Demand Deposits                                        1,404.7                      1,371.3
Other Liabilities                                        229.2                        192.0
Shareholders' Equity                                   1,014.9                        965.8
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $12,329.0                    $12,562.1
                                                     ==========                   ==========

Provision for Possible Losses                                    13.0                         17.3
Net Overhead                                                    160.9                        160.7
                                                               -------                      -------
Income Before Income Taxes                                      145.4                        165.2
Provision for Income Taxes                                       54.4                         63.4
Tax-Equivalent Adjustment                                         1.3                          1.3
                                                               -------                      -------
Net Income                                                      $89.7                       $100.5
                                                               =======                      =======

Interest Rate Risk and Derivatives

     As discussed in Bancorp's 1994 Annual Report, Bancorp utilizes interest rate sensitivity analysis and computer simulation techniques to measure the exposure of its earnings to interest rate movements. The objective of the process is to position its balance sheet to optimize earnings without unduly increasing risk. The Interest Rate Sensitivity Table presents the possible exposure to interest rate movements for various time frames as of September 30, 1995. As the table indicates, Bancorp's one year cumulative liability sensitive gap totaled $65.6 million, representing 0.53% of total assets.
Comparatively, the one year cumulative gap was $230.9 million at year-end 1994, or 1.8% of total assets.

     Bancorp uses interest rate swaps as a cost effective risk management tool for dealing with interest rate risk. Swap activity during the second and third quarters of 1995 was limited to maturities of existing swap agreements. At September 30, 1995, the notional amount of swaps totaled $1.1 billion compared with $1.6 billion at year-end 1994. Net expense on interest rate swap agreements totaled $2.4 million for the third quarter of 1995 and $9.3 million through September 30, 1995. Comparatively, net revenue of $7.7 million was recognized for all of 1994.

Interest Rate Sensitivity Table                        Bancorp Hawaii, Inc. and subsidiaries
-----------------------------------------------------------------------------------------------
SEPTEMBER 30, 1995                                                    OVER NON-INTEREST
(in millions of dollars)   0 - 90 DAYS 91-365 DAYS 1 - 5 YEARS     5 YEARS      BEARING
-----------------------------------------------------------------------------------------------
ASSETS (1)
INVESTMENT SECURITIES         $1,302.0      $792.5      $998.5      $135.4            -
SHORT TERM INVESTMENTS            51.7         5.0           -           -            -
INTERNATIONAL ASSETS             933.3       303.2        19.3           -            -
DOMESTIC LOANS (2)             3,325.2     1,596.5     1,558.6       554.6            -
TRADING SECURITIES                 0.1           -           -           -            -
OTHER ASSETS                     274.5         2.6       119.7        36.9        487.1
-----------------------------------------------------------------------------------------------
TOTAL ASSETS                  $5,886.8    $2,699.8    $2,696.1      $726.9       $487.1
===============================================================================================

LIABILITIES AND CAPITAL (1)
NON-INT BEARING DEMAND (3)      $248.4      $248.4      $883.1           -            -
INT BEARING DEMAND (3)           327.3       327.3       900.5           -            -
SAVINGS (3)                      225.7       225.7       574.5           -            -
TIME DEPOSITS                    526.1       773.6       532.5        76.0            -
FOREIGN DEPOSITS                 970.5        65.0        42.3         0.2            -
S/T BORROWINGS                 2,548.0       674.7        57.6           -            -
LONG-TERM DEBT                   582.0         3.2       193.4       119.3            -
OTHER LIABILITIES                    -           -           -           -        330.7
CAPITAL                              -           -           -           -      1,040.9
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL $5,427.9    $2,317.7    $3,183.9      $195.5     $1,371.6
===============================================================================================

INTEREST RATE SWAPS            ($952.8)      $46.2      $906.6           -            -
-----------------------------------------------------------------------------------------------
INTEREST SENSITIVITY GAP       ($493.9)     $428.2      $418.7      $531.4      ($884.5)
-----------------------------------------------------------------------------------------------
CUMULATIVE GAP                 ($493.9)     ($65.6)     $353.1      $884.5            -

PERCENTAGE OF TOTAL ASSETS     (3.95)%     (0.53)%        2.83%       7.08%           -
===============================================================================================

Assumptions used:
(1) Based on repricing date.
(2) Includes the effect of estimated amortization.
(3) Historical analysis shows that these deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one and five years.  The allocation presented is based on that historic analysis.

Liquidity

     The ability to meet day-to-day financial needs of Bancorp's customer base is essential. Much of the strategy of meeting liquidity needs was described in Bancorp's 1994 Annual Report and remains in place.

     At September 30, 1995, deposits were $6.9 billion, compared to $7.0 billion and $7.1 billion reported at June 30, 1995 and year-end 1994, respectively. The competition for deposits not only by banks and saving and loan companies, but also by securities brokerage firms continues to impact the level of deposits. Repos which are offered to government depositors as an alternative to deposits were $2.3 billion at September 30, 1995, compared to $2.3 billion and $2.1 billion at June 30, 1995, and year-end 1994, respectively.

     Short term borrowing, including Fed Funds, increased from the previous quarter ending September 30, 1995 at $1.0 billion. Comparatively, short term borrowings were $1.2 billion at year-end 1994. Long term debt increased to $0.90 billion at September 30, 1995, compared with $0.86 billion at year-end 1994 and $0.65 billion at September 30, 1994. Bancorp Hawaii reissued a total of $35 million of privately placed debt during the third quarter at fixed rates to mature in three years. During the quarter no debt was issued under Bank of Hawaii's $1 billion "revolving" Bank Note program. At September 30, 1995, Bank Notes issued by Bank of Hawaii totaled $550 million, compared to $549 million outstanding at year-end 1994.


Net Overhead

     Bancorp manages its net overhead by focusing on the ratio of non-interest expense to non-interest income. Bancorp's long term goal, as stated in its 1994 Annual Report is to have a ratio of 2 to 1, where fee income offsets at least half of the cost of operations. The ratio for the year-to-date through September 30, 1995 was 2.44, compared with 2.81 for all of 1994.

     Bancorp's efficiency ratio was 63.79% for the first nine months of 1995. This productivity indicator expressed as a percentage is non-interest expense divided by net operating revenue (net interest income plus non-interest income before securities transactions). Comparatively, the annual efficiency ratio for 1993 and 1994 were 56.71% and 60.52 %, respectively.

     Another productivity measure utilized by Bancorp places an emphasis on the amount of net income generated per full-time equivalent staff (FTE). This creates a focus on the objective of improving net income with existing or lesser staff levels. For the first nine months of 1995, the net income per FTE (excluding security transactions) was $27,200 on an annualized basis. This compares with $29,700 for all of 1994 and $29,500 for all of 1993.

     Non-interest income for the third quarter of 1995 was $35.9 million, an increase of 0.4% over the similar quarter of 1994 and level with the second quarter of 1995. For the year-to-date, non-interest income totaled $111.7 million, up 5.3% compared with the same period last year. Trust income for the first nine months totaled $37.4 million, up 2.9% compared with the same period a year ago. Service charges on deposit accounts are reporting lower levels as more business customers elect to pay for services with balances instead of paying fees. Fees, exchange, and other service charges through September 30, 1995 totaled $36.9 million, a 19.6% increase compared with the same period a year ago. The increase was largely due to the increase in ATM fees and foreign exchange gains in 1995. Other operating income for the year-to-date was $15.8 million through September, a decrease from the $20.1 million reported for the same period in 1994. The decrease was due to the recognition of greater levels of gains on the sale of equipment at the end of leases and interest collected on previously charged-off loans in 1994.

     Investment Securities gains and losses for 1995 through September was $2.3 million gain, compared with $2.3 million loss in 1994 for the same period.

     Non-interest expense for the third quarter of 1995 totaled
$87.9 million, compared with $88.8 million for the same period in 1994. Non-interest expenses for the first two quarters of 1995 were $91.1 million and $93.7 million, respectively.

     Salaries and benefits totaled $45.7 million for the third quarter of 1995 compared with $44.7 million for the same quarter a year ago. During the third quarter, Bancorp finalized its well received early retirement program announced during the first quarter of 1995. The program resulted in a net reduction in staff count of approximately 5%. The estimated annual salary and benefits for these new retirees totals $12 - $13 million. In addition to the elimination of positions, the settlement and curtailment of the retirement obligations was also recognized during the quarter. The net gain resulting from the settlement loss and curtailment gain was less than $200,000.

     Net occupancy and equipment expense for the third quarter totaled $17.2 million, compared to $16.9 million for the same quarter in 1994, an increase of less than 2%. For the year-to-date, net occupancy and equipment expense totaled $54.2 million, an increase of 8.4%, compared with the same period in 1994. The increase in this expense group partially reflects Bancorp's expenditures in technology.

     Other operating expenses for the third quarter totaled $25.0 million, a decrease from the $27.1 million reported for the same quarter in 1994. For the year-to-date, other operating expense totaled $79.6 million in 1995, compared with $79.7 million in 1994. The improvement was caused by the reduction in FDIC insurance premiums from $0.23 to $0.04 per $100 effective June 1, 1995 for both Bank of Hawaii and First National Bank of Arizona. Since the FDIC insurance refund related to premiums paid from June through September 1995, the premium for the third quarter was reduced to $91,000. On a proforma basis, the FDIC premiums for the second and third quarters of 1995 would have been $2.5 million and $0.9 million, respectively. Bancorp's savings and loan subsidiaries First Federal Savings and Loan and First Savings and loans continue to pay FDIC insurance premiums at the rate of $0.23 per $100.

Part II. - Other Information

Items 1 to 5 omitted pursuant to instructions.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed herewith:

          Exhibit #11 - Statement regarding computation of per share earnings.

          Exhibit #20 - Report furnished to shareholders for the quarter ended June 30, 1995.

          Exhibit #27 - Financial Data Schedule.

     (b) A report on Form 8-K, dated July 14, 1995, was filed. The audited financial statements of Bank of Hawaii for the year ended December 31, 1994 was filed using Form 8-K, in conjunction with the issue of $1,000,000,000 of subordinated notes by Bank of Hawaii.


SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date    November 9, 1995                BANCORP HAWAII, INC.


                                      /s/ Richard J. Dahl
                                         (Signature)

                                   Richard J. Dahl
                                   President and Chief Operating
                                   Officer

                                      /s/ David A. Houle
                                        (Signature)

                                   David A. Houle
                                   Senior Vice President,
                                   Treasurer and Chief Financial
                                   Officer