Form 10-K
period 1995-12-31
BANCORP HAWAII INC
filed 1996-02-28
CIK 46195

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                                      OR

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from                    to
                                        ------------------    -----------------

                         COMMISSION FILE NUMBER 1-6887

                             BANCORP HAWAII, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                HAWAII                               99-0148992
       (STATE OF INCORPORATION)           (IRS EMPLOYER IDENTIFICATION NO.)

 130 MERCHANT STREET, HONOLULU, HAWAII                  96813
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

                                (808) 847-8888
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                              Yes   X     No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange on December 31, 1995 ($35.88 per share): $1,461,789,089

  As of February 20, 1996, 41,216,183 shares of Common Stock, $2 par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 1996, are incorporated by reference into
Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  In 1995, Bank of Hawaii International, Inc. (BOHI), a wholly-owned subsidiary of Bank of Hawaii, finalized its acquisition for $1.8 million of the remaining 20% equity interest it did not already own in Banque d'Hawaii (Vanuatu) Limited. Additionally, in furtherance of the establishment of a new Hong Kong branch of Bank of Hawaii, BOHI liquidated its wholly-owned subsidiary, Hawaii Financial Corporation (Hong Kong) Limited, whose assets and liabilities were transferred to the new branch.

  During 1995, Bank of Hawaii also activated its wholly-owned subsidiary, Pacific Capital Asset Management, Inc. (PCAM), a registered investment adviser organized in 1994 to provide investment advisory services primarily to institutional investors. These activities are expected to increase in 1996.

  Bancorp's organization chart at December 31, 1995 is included as Exhibit
21.1. The percentages indicate the proportion of total assets that each group of entities contributed to Bancorp's consolidated financial position at December 31, 1995. All of the subsidiaries are wholly owned except as otherwise noted for the Pacific affiliate banks and except for those entities whose directors own qualifying shares. All the entities are consolidated with the immediate parent company except as otherwise noted for the Pacific affiliate banks. BOHI's investments in Pacific affiliate banks are accounted for under the equity method, except Banque d'Hawaii (Vanuatu) Limited and National Bank of Solomon Islands which are included in the consolidated financial statements of Bancorp.

  At December 31, 1995, Bancorp and its subsidiaries employed 4,391 persons on a full-time or part-time basis.

  The following is a description of each of Bancorp's subsidiaries.

  Bank of Hawaii was organized under the laws of Hawaii on December 17, 1897, and has been continuously in business since. Its headquarters are in Honolulu, Hawaii, and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). It is not a member of the Federal Reserve System.

  Bancorp and 18 directors of Bank of Hawaii (each of whom holds 125 qualifying shares) own 100% of the outstanding shares. There are three (3) directors of Bank of Hawaii who do not hold qualifying shares. The legal requirement for directors of Hawaii banks to hold qualifying shares was eliminated in 1993. It is anticipated that directors currently holding such shares will retain them until they retire or resign from the Board of Bank of Hawaii.

  Bank of Hawaii provides customary commercial banking services through branch offices in the State of Hawaii and branches or representative offices in American Samoa, Bahamas (Nassau), Commonwealth of the Northern Mariana Islands (Saipan), Federated States of Micronesia (Pohnpei, Kosrae, and Yap), Guam, Hong Kong, Korea (Seoul), Philippines (Manila, Davao, and Cebu), Republic of Fiji (Suva, Nadi and Lautoka opening in 1996), Republic of the Marshall Islands (Majuro), Republic of Palau (Koror), Japan (Tokyo), Singapore, and Taiwan (Taipei). Bank of Hawaii also has affiliates in New Caledonia, Solomon Islands, Tahiti, Tonga, Vanuatu and Western Samoa.

  Bank of Hawaii owns all of the outstanding stock of Hawaiian Trust Company, Limited; Pacific Capital Asset Management, Inc.; Bancorp Leasing of Hawaii, Inc.; BOHI; Bank of Hawaii International Corporation,

New York; Bancorp Investment Group, Limited; Pan Ocean Insurance Agency, Inc.; Bankoh Investment Advisory Services Limited; Realty and Mortgage Investors of the Pacific, Limited; and Bankoh Corporation (formerly known as Hawaiian Hong Kong Holdings, Ltd.). The operations of the original Bankoh Corporation were merged into the Bank and the original Bankoh Corporation was dissolved in December 1993. In 1994, Hawaiian Hong Kong Holdings, Ltd. (an inactive corporation) was renamed Bankoh Corporation. A brief discussion of other Bank subsidiaries not described above follows:

  Hawaiian Trust Company, Limited (HTCo) was acquired by Bancorp in 1985. HTCo was incorporated in Hawaii on August 10, 1898. It offers trust services primarily in Hawaii and Guam. In 1987, Bancorp contributed the stock of HTCo to Bank of Hawaii. As a result, HTCo became a wholly owned subsidiary of Bank of Hawaii. In 1994, American Financial Services of Hawaii, Inc. (AFS), which the Bank had acquired during the previous year, along with its subsidiaries Bishop Trust and American Trust Company of Hawaii, were all merged into HTCo. At year-end 1995, trust assets under administration were $12.2 billion for HTCo.

  Bancorp Leasing of Hawaii, Inc. (BLH), formed in 1973, provides leasing and leasing services, mainly to the commercial sector in Hawaii. BLH has several subsidiaries that are "specific purpose leasing vehicles." These subsidiaries include Bankoh Equipment Leasing Corporation; S.I.L., Inc.; Arbella Leasing Corporation; Bancorp Leasing of America, Inc.; and Bancorp Leasing International, Inc. Bancorp Leasing of America, Inc. remains inactive. On a consolidated basis, BLH's assets represented 1.0% of Bancorp's total assets at year-end 1995.

  Bank of Hawaii International, Inc. (BOHI) was formed in 1968. BOHI holds equity interests in the following foreign financial institutions (in the percentages indicated): Bank of Tonga-30%; Banque de Nouvelle Caledonie, New Caledonia-21%; Banque de Tahiti-38%; Pacific Commercial Bank, Limited, Western Samoa-43%; Banque d'Hawaii (Vanuatu), Limited-100%; and National Bank of Solomon Islands-51%. BOHI's total assets represented 1.3% of Bancorp's total assets at year-end 1995.

  Bank of Hawaii International Corporation, New York (BOHICNY), was organized in 1982 as an Edge Act corporation. Bank of Hawaii International Corporation, New York, provides payment, clearing, and settlement services with the New York Clearing House and Clearing House Interbank Payment Service (CHIPS) for both affiliated and unaffiliated banks. BOHICNY had total assets representing 1.5% of Bancorp's total assets at year-end 1995.

  Bancorp Investment Group, Limited was formed in 1991 to provide full service brokerage and other investment services. The company has been operational since February of 1992. In 1994, Bancorp contributed the stock of Bancorp Investment Group, Limited to Bank of Hawaii. As a result, Bancorp Investment Group, Limited became a wholly owned subsidiary of Bank of Hawaii.

  Bankoh Investment Advisory Services, Limited (formerly known as Bankoh Advisory Corporation) was reactivated in 1991 to provide advisory services for businesses seeking to operate in Hawaii. The activity of this company has been very limited during 1995.

  Bankoh Corporation was originally incorporated in 1984 as Hawaiian Hong Kong Holdings, Ltd. and remained inactive until 1994. In 1994, the name was changed to Bankoh Corporation, with very limited activity in 1994 and 1995.

  Realty and Mortgage Investors of the Pacific, Limited (RAMPAC), a wholly owned subsidiary, was organized in 1992 as a financial services company in the State of Hawaii. Its activity is focused on commercial real estate lending in Hawaii, and it does not accept deposits. Total assets at year-end 1995 were $50.6 million.

  In 1994, Bank of Hawaii organized Pan-Ocean Insurance Agency, Inc. (Pan-Ocean) as a wholly owned subsidiary. Pan-Ocean engages in a general insurance agency, insurance sub agency and general insurance brokerage business to the extent permitted under applicable federal and state laws. Business activity began in late 1995 with limited results. Activity is anticipated to increase in 1996.

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

  First Federal, a federally chartered stock savings and loan association, has been in operation since 1904. First Federal in 1978 merged with Island Federal Savings and Loan Association of Honolulu, Hawaii, and during the 1980s acquired several smaller savings and loan associations. First Federal operates 24 full service offices throughout Hawaii. Its deposits are also insured by the FDIC. Total assets for First Federal represented 7.9% of Bancorp's total assets at year-end 1995.

  First Savings operates in a market area that includes the entire island of Guam and the island of Saipan in the Commonwealth of the Northern Mariana Islands (located approximately 120 miles northeast of Guam). First Savings operates three full-service offices in Guam and one in Saipan. Its deposits are insured by the FDIC. The stock of Bancorp Finance of Hawaii--(Guam), Inc. (BFH-Guam) was contributed to First Savings in 1991. BFH-Guam, which changed its name from Bankoh Finance, Inc., in 1984, was formed in 1979 through the purchase of the assets of an industrial loan company based in Guam. BFH-Guam has deposit-taking authority under Guam law, but in 1984, BFH-Guam discontinued accepting new deposits and has had no deposit liabilities since 1987. On a consolidated basis, First Savings' assets represented 1.3% of Bancorp's total assets at year-end 1995.

  First National Bank of Arizona (FNBA) was acquired by Bancorp in October 1987. Bancorp and the directors of FNBA (each of whom holds 1,000 qualifying shares) own 100% of the outstanding shares of FNBA. FNBA is organized under the laws of the United States. Its deposits are insured by the FDIC, and it is a member of the Federal Reserve System. FNBA provides customary commercial banking services through five branch offices located in the State of Arizona. FNBA had total assets representing 1.0% of Bancorp's total assets at year-end 1995.

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

  Bancorp Hawaii Small Business Investment Company, Inc., was formed in September 1983 in the State of Hawaii as a small business investment company. Its investment and lending activities were reactivated in 1995 with several new investments made during the year. The company also realized a gain ($1.4 million) on the liquidation of one of its early investments.

  Investors Pacific Limited, an inactive Bancorp subsidiary, was dissolved in 1995.

REGULATIONS AND COMPETITION

 Effect of Governmental Policies

  The earnings of Bancorp and its principal subsidiaries are affected not only by general economic conditions, both domestically and internationally, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System, and foreign governments and their agencies. The monetary policies of the Federal Reserve System influence to a significant extent the overall growth of loans, investments, deposits, interest rates charged on loans, and interest rates paid on deposits. The nature and impact of future changes in monetary policies are often not predictable. Flexibility is a key attribute in successfully responding to these varied forces.

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

  The State of Hawaii is served by six commercial banks, six savings associations, approximately nine deposit-taking financial services loan companies, approximately 124 credit unions, and scores of mortgage companies and other financial services firms. The State is also served by a large number of out-of-state institutions and foreign banks. Bank of Hawaii is the largest Hawaii based financial services firm operating in the market. Outside of Hawaii, Bank of Hawaii's primary competition in the Pacific Basin comes from several major U.S. Mainland and foreign banks that operate in those areas. First Federal is the third largest savings association in Hawaii.

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

  The BHC Act requires prior approval of the Board of Governors of the acquisition by Bancorp of more than 5% of the voting shares of any bank or any other bank holding company. The statute has been eliminated, effective September 29, 1995, which had prohibited the acquisition of more than 5% of the stock of Bancorp by a bank holding company whose operations are principally conducted in a state other than Hawaii, and the acquisition by Bancorp of more than 5% of the stock of any bank located in a state other than Hawaii unless the statutory law of the state in which such bank is located specifically authorized such acquisition. Accordingly, at the present time and subject to certain limits, the BHC Act will allow adequately capitalized and adequately managed bank holding companies to acquire control of banks in any state. Thus, assuming it is judged to be adequately capitalized and adequately managed, Bancorp is no longer disabled by the BHC Act from acquiring control of banks in any state, and bank holding companies whose operations are principally conducted in states other than Hawaii are no longer disabled by the BHC Act from acquiring control of Bancorp. An interstate acquisition may not be approved, however, if immediately before the acquisition the acquirer controls an FDIC-insured institution or branch in the state of the institution to be acquired, and if immediately following the acquisition the acquirer would control 30 percent or more of the total FDIC-insured deposits in that state; but a state may waive the 30 percent limitation by statute, regulation, or order, or by certain nondiscriminatory administrative approvals.

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

  Under the policies of the Board of Governors, Bancorp is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support its subsidiary banks in circumstances where it might not do so absent such a policy. It is the policy of the Board of Governors that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.

  In 1989 Congress expanded the authority of bank holding companies to acquire savings associations, subject to approval by the Board of Governors. Bank holding companies may acquire healthy as well as failed or failing savings associations in any state.

  Congress in 1989 restructured the regulation of the savings and loan industry and its deposit insurance and provided a new regulatory structure for the resolution of troubled and insolvent savings associations. Congress in 1989 also permitted the FDIC to impose cross-guarantee liability on insured institutions for any cost or loss incurred by the FDIC in connection with the default by, or assistance to, a commonly controlled institution.

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

  Congress adopted legislation in 1991 to permit the FDIC to increase deposit insurance assessment rates for insured banks and to levy emergency special assessments against insured institutions. In response, the FDIC adopted a premium schedule under which the actual assessment rate for a particular institution depends in part upon the risk classification the FDIC assigns to that institution. The FDIC may raise an institution's insurance premiums or terminate insurance altogether upon a finding that the institution has engaged in unsafe and unsound practices. The United States Congress may consider further measures to strengthen the Savings Association Insurance Fund administered by the FDIC which generally insures the deposits of savings associations, or to merge the Savings Association Insurance Fund with the Bank Insurance Fund which generally insures the deposits of banks, or to defray the costs of FDIC operations, or for other purposes. Implementation of such measures may change assessment rates, give rise to one-time assessments against savings associations (including First Federal), or modify the extent or nature of insurance coverage.

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

  Bills are now pending or expected to be introduced in the United States Congress that contain proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted, these bills could increase or decrease the cost of doing business, limit or expand permissible activities (including activities in the insurance and securities fields), or affect the competitive balance among banks, savings associations, and other financial institutions. Some of these bills would reduce the extent of federal deposit insurance, broaden the powers of bank holding companies, promote more open financial markets for U.S. banks and financial companies in foreign nations, regulate banks' derivatives activities and sales of investment products such as mutual fund shares, limit the prerogative of regulators to expand the range of permissible activities for banks, particularly in the field of insurance, eliminate or revise the features of the specialized savings-association charter, and realign the structure and jurisdiction of various financial institution regulatory agencies. Whether or in what form any such legislation may be adopted or the extent to which the business of Bancorp might be affected thereby cannot be predicted.

ITEM 2. PROPERTIES

  Note D to the Audited Financial Statements on pages 52 to 54.

ITEM 3. LEGAL PROCEEDINGS

  Note J to the Audited Financial Statements on page 57.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of 1995 to a vote of security holders through the solicitation of proxies or otherwise.

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

  Year-End Summary--Table 23 on page 38.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PERFORMANCE HIGHLIGHTS

  Bancorp Hawaii, Inc. (Bancorp) reported earnings of $121.8 million for 1995, up 3.5% from $117.7 million reported for 1994. The improvement, in spite of a very sluggish Hawaii economy, was attributable to good asset quality, control over costs and a reduction in FDIC insurance premiums.

  Bancorp has adopted a long term goal to increase the annual targets to 1.20% return on average assets (ROAA) and 17.5% return on average equity (ROAE) by the year 2000. In 1995, ROAA was 0.98% and ROAE was 11.87%. Bancorp's average equity to average assets minimum target of 6.00% was exceeded for 1995 at 8.27% and it easily maintained its regulatory designation as a "well capitalized" financial institution.

  Asset quality remained strong in 1995. Total Non-Performing Assets, including loans 90+ days past due, were $77.6 million, 0.95% of total loans at year-end 1995, compared to $64.8 million or 0.82% of total loans reported at year-end 1994. As a percentage of outstanding loans, Non-Performing Assets
(NPA) (excluding loans 90+ days past due) increased slightly to 0.70% as of year-end, up from 0.67% at year-end 1994, but lower than 0.95% at year-end 1993. Bancorp has generally maintained a level of NPA to outstanding loans under 1%, reflecting sound lending practices, aggressive management of NPA, and an aggressive charge-off strategy. The effects of that strategy, while conservative, have a positive affect on recovery levels. Recoveries totaled $14.4 million for the year, compared to $25.3 million in 1994. Net charge-offs in 1995 were $13.5 million or 0.18% of average loans, compared with net charge-offs of $0.1 million in 1994. Finally, the reserve for loan losses totaled $152.0 million at the end of 1995, representing 1.90% of loans outstanding, compared with $148.5 million and 1.92%, respectively at year-end 1994.

  Bancorp recognized non-interest income, excluding securities gains and losses, of $143.9 million, representing a decrease from $146.2 million reported for 1994. The decrease was caused by a reduction in service charges on deposit accounts and other income. Trust income grew a disappointing 1.8% over 1994. However, at Hawaiian Trust Company, Limited (HTCo) net income increased by 19.9% over 1994. The increase was driven by effective management of expenses and an improvement in investment income.

  Bancorp's emphasis on controlling non-interest expense is reflected in the minimal growth for 1995. Total non-interest expense grew 1.0% between 1994 and 1995. The restructuring of the retirement plans and the early retirement program offered to certain staff members helped keep salaries and benefits growth to less than 3%. The savings from the reduction of FDIC insurance premiums helped other operating expenses end 1995 at 5.8% below 1994 reported levels.

  Bancorp has recognized that in situations where opportunities to employ incremental capital at attractive returns are not plentiful, its best alternative use for the capital may be the purchase of Bancorp common stock. In 1995, Bancorp continued its two programs to repurchase its common shares. The first program is ongoing and is designed to repurchase common shares to meet the annual needs of various Bancorp plans. The second program was approved by the Board of Directors in 1994 and authorized the repurchase of up to 2 million common shares. Under the terms of the second program, approximately 700,000 shares have been repurchased as of year-end.

                            PERFORMANCE HIGHLIGHTS

                                    TABLE 1
               (IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                    1995
                                              ----------------           FIVE-
                                                                 1994     YEAR
                                                       PERCENT -------- COMPOUND
EARNINGS MEASURES                              AMOUNT  CHANGE   AMOUNT   GROWTH
-----------------                             -------- ------- -------- --------
Net Income................................... $ 121.80  +3.5%  $ 117.74    4.9%
Earnings Per Common Share....................     2.90  +5.5       2.75    3.7
Average Assets............................... 12,405.9  -1.5   12,596.6    6.2
Average Loans................................  7,654.9  +3.5    7,393.7    6.7
Average Deposits.............................  7,036.5  -3.5    7,295.2   (2.2)
Average Shareholders' Equity.................  1,026.0  +5.7      970.9   12.8

                                                                       FIVE-YEAR
PERFORMANCE RATIOS                                       1995   1994    AVERAGE
------------------                                       -----  -----  ---------
Return on Average Assets................................  0.98%  0.93%    1.02%
Return on Average Equity................................ 11.87  12.13    14.32
Average Equity to Average Assets Ratio..................  8.27   7.71     7.22
Loss Reserve to Loans Outstanding.......................  1.90   1.92     1.84
Tier I Capital Ratio.................................... 10.25  10.39
Total Capital Ratio..................................... 12.74  12.99
Leverage Ratio Requirement..............................  7.82   7.28

             MARKET PRICES, BOOK VALUES AND COMMON STOCK DIVIDENDS

                                    TABLE 2

                                  MARKET PRICE (MP) RANGE    HIGH MP AS
                               ----------------------------- A PERCENT
YEAR                            HIGH   LOW   BOOK VALUE (BV)   OF BV    DIVIDEND
----                           ------ ------ --------------- ---------- --------
1991.......................... $31.83 $18.89     $17.45         182%     $ .78
                               ====== ======     ======         ====     =====
1992.......................... $34.67 $26.83     $19.68         176%     $ .85
                               ====== ======     ======         ====     =====
1993.......................... $35.92 $26.67     $22.00         163%     $ .90
                               ====== ======     ======         ====     =====
1994.......................... $34.75 $24.13     $23.10         150%     $1.04
First Quarter.................  31.88  26.92                               .26
Second Quarter................  34.75  29.38                               .26
Third Quarter.................  34.00  29.25                               .26
Fourth Quarter................  30.38  24.13                               .26

1995                           $37.13 $24.88     $25.51         146%     $1.08
First Quarter.................  28.50  24.88                               .26
Second Quarter................  30.88  27.63                               .27
Third Quarter.................  36.75  29.38                               .27
Fourth Quarter................  37.13  32.50                               .28

 Bancorp's Markets

  Bank of Hawaii, Bancorp's primary subsidiary, has continued to expand its operations beyond Hawaii since it opened its first branch in the Republic of the Marshall Islands in 1959. Bancorp's presence across the Asia-Pacific Rim has expanded steadily and developed into distinct markets, each of which contributes to the company's overall performance. Foremost among these markets is Hawaii. Other markets include the Intra-Pacific Region, Asian Rim and the U.S. Mainland.

  Hawaii is Bancorp's oldest and largest market. Since 1897, Bank of Hawaii has provided financial services to the people of Hawaii and earned its position as Hawaii's largest financial institution. Throughout the years, Bancorp has continued to offer financial products and services to meet the needs of Hawaii's growing economy. Products introduced in 1995 included Bank of Hawaii's Cash Advantage Account--a sweep account, Bank of Hawaii's Mastercard and its first co-branded VISA card with Continental Airlines. Trust and Investment Services were expanded with the introduction of several new funds from the Pacific Capital Fund Family and the commencement of Pacific Capital Asset Management, Inc., an institutional investment advisor.

  In contrast to the latter half of the 1980s, when Hawaii registered economic growth above the national average, Hawaii's economy in the early 1990s was one of slower growth. The estimated growth in real Gross State Product (GSP) for 1995 of 0.8% and the projected 1996 real GSP growth between 1 and 2%, indicates a gradual recovery. Of the state's three largest economic sectors, tourism, construction and federal expenditures, tourism's performance was the strongest in 1995. For 1995, the Hawaii Visitors Bureau (HVB) reported an increase in arrivals of 3.2%. The positive outlook extends to 1996 with the HVB expecting 2 to 3% growth in visitor arrivals which would bring approximately 6.8 million tourists to Hawaii. The HVB reports 1995 to be a record year for Eastbound tourists to Hawaii, with more than 2.6 million visitors. Westbound (mainly U.S. Mainland) tourists declined about 0.5% or about 24,000 visitors. With the gradual recovery of tourism, hotel occupancy levels were 76.3% in 1995 and are forecast to rise to 78% in 1996. These positive trends also point to an estimated increase in visitor expenditures from approximately $10.8 billion in 1995 to roughly $11.1 billion in 1996.

  Construction in Hawaii is expected to stabilize in 1996. Within this sector, residential housing demand remains strong despite the changing interest rate environment. A few large projects, like the $175 million convention center in Honolulu, will support the stabilization. In 1995, federal government expenditures in Hawaii are expected to remain at or near current levels, estimated to be $7.6 billion. Of this amount, approximately $4.4 billion are federal civilian expenditures while federal military expenditures totaled approximately $3.2 billion in 1995. The total federal workforce is about 31,000 in Hawaii. Although national reductions in military spending continue, Hawaii has had minimal cuts to date. As long as Hawaii remains a significant and strategic location for military presence in the Pacific, this spending level will likely continue.

  Bancorp has been a player in the Intra-Pacific region for nearly four decades. This market spans island nations across the South and West Pacific that have become participants in the economic growth occurring within the Asia-Pacific Rim. Bancorp is the only Hawaii-based financial organization to have such a broad presence in this region. With 13 office locations and six Pacific Island affiliates, Bancorp continues to see opportunities for growth and expansion. The largest and most established of our operations are Bancorp's branches on Guam, which have greatly benefited from the economic growth in Asia. In 1995, Bancorp acquired the remaining 20% of Banque d'Hawaii (Vanuatu) it had not previously owned and now owns 100% of the Bank. In January 1996, Bancorp announced it had entered into an agreement to increase its ownership in Banque de Tahiti and Banque de Nouvelle Caledonia to majority interests in both these banks. This expansion, as well as a new branch opened in Lautoka, Fiji in January 1996, is an important addition to Bancorp's Intra-Pacific strategy.

  The Asian Rim is another market that Bancorp has developed over the last three decades. Beginning with Japan in the 1970s, Bancorp's Asian foothold now includes Hong Kong, Korea, Philippines, Singapore and Taiwan. Activities in this market focus primarily on trade financing which involves flows of funds, such as letters of credit. Bancorp has been successful in meeting the trade financing needs of its customers interested in participating in Asia's growth. In 1995, Bancorp obtained regulatory approvals to upgrade the Taiwan office to branch status with the opening expected by mid-year 1996. Bancorp also provides correspondent banking, lending, and investment advisory services to this market through the International Banking Division's specific units such as the Japan, China, Korea and Philippine Marketing Groups. These groups are located in Hawaii and provide new customers with bankers who speak their language and understand their culture, thus making business transactions flow more smoothly.

  The U.S. Mainland is a market that provides opportunities for continued loan growth. Bancorp's focus in this market continues to be companies that have interests in the Pacific, Fortune 1000 companies, and those in the media and communications industry. For companies that have a Pacific orientation, Bancorp's presence throughout the Pacific is invaluable. In working with these borrowers, Bancorp continues to adhere to its strict lending policies. In the media and communications industry, Bancorp has developed a niche market and established itself as a knowledgeable and responsive lender. Additionally, through its subsidiary, First National Bank of Arizona (FNBA), Bancorp provides financial services to small to middle market customers in the greater metropolitan Phoenix market.

 Subsidiary Activity

  Bank of Hawaii is the largest of Bancorp's subsidiaries. Bank of Hawaii reported total assets of $11.8 billion at year-end 1995, 89.0% of Bancorp's total assets. Since Bank of Hawaii represents such a large component of Bancorp, much of the discussion in the following sections reflects its operations. The following paragraphs are discussions of the other major subsidiaries.

  Hawaiian Trust Company, Limited (HTCo), a subsidiary of Bank of Hawaii, reported trust income for 1995 of $49.5 million, an increase of 1.8% from 1994. Trust assets under administration have increased to $12.2 billion at year-end 1995 from $11.9 billion at year-end 1994. Activity in Pacific Capital Funds (PCF) has continued to grow; at year-end 1995, PCF and the Hawaiian Tax Free Trust (also advised by HTCo) advised funds with investments totaling $2.0 billion. During 1995, Hawaiian Trust also organized an offshore trust company in the Bahamas through Banque d'Hawaii (Vanuatu)'s trust subsidiary. Activity is expected to increase in 1996.

  Bancorp Pacific, Inc. (formerly known as FirstFed America, Inc.), a thrift, has two subsidiaries, First Federal Savings and Loan Association of America (First Federal) located in the State of Hawaii and First Savings and Loan Association of America (First Savings) located in Guam and Saipan. Bancorp Pacific reported earnings of $14.7 million for 1995, a decrease of 20.2% from 1994's total earnings of $18.4 million. These lower earnings were due to a decrease in net interest margin as deposits shifted to higher cost time deposits. In spite of the lower earnings, performance ratios remained strong with ROAA of 1.26% and ROAE of 12.46%. Loans grew 9.2% to $1.1 billion at year-end 1995, while deposits grew 9.8% over the same period. NPA of 0.76% of total loans outstanding (primarily secured by residential real estate) and a reserve ratio of 0.86% of outstanding loans at year-end 1995 remained consistent over the year. At year-end 1995, First Federal reported risk-based total capital ratio of 17.66% exceeding statutory minimums and ratios at peer savings and loan companies.

  FNBA reported net income for 1995 of $2.1 million, an increase of 22.2% from 1994. The improvement in results was driven by a resurgent Arizona economy. Deposits at FNBA have grown by more than 55% to $132.2 million at year-end 1995 from $84.6 million a year ago, creating a valuable source of funding for Bancorp. Lending activity at FNBA has increased with gross loans growing to $113.0 million at year-end 1995, an increase of 20% for the year. Loan quality continues to improve at FNBA. NPA, as a percent of total loans outstanding, were 1.04% at year-end 1995, compared to 1.48% at the end of 1994. NPA totaled $1.2 million at year-end 1995 and included no foreclosed real estate. The ratio of reserves to loans outstanding was 7.46% at year-end 1995, compared to 8.89% at year-end 1994. FNBA's risk-based capital ratios at year-end 1995 exceeded regulatory minimums at 10.69% and 12.02% for Tier 1 and Total Capital, respectively.

  The following sections will cover in more detail Bancorp's performance and activities during 1995. The areas that will be covered include:

    . Risk Elements Involved in Lending Activities

    . Asset-Liability Management

      . Capital Adequacy

      . Interest Rate Risk and Derivatives

      . Liquidity Management

      . Control of Net Overhead

    . Income Taxes

    . Fourth Quarter Results

RISK ELEMENTS INVOLVED IN LENDING ACTIVITIES

 Risk Profile of Lending Activity

  Loans outstanding at year-end 1995 grew to $8.2 billion, a 3.3% increase from $7.9 billion at year-end 1994. This growth factor was affected by the securitization of $412 million of residential mortgage loans in the first quarter. Without the securitization, loans outstanding would have increased by more than 8%.

  The lending environment in Hawaii for the last several years has been challenging. The interest rate environment and the Hawaii economy have negatively affected a large part of Bancorp's lending activities and is reflected in the rate of increase of the loan portfolio and yields on loans.

  In 1995, certain sections of the loan portfolio, however, saw increased activity and positive growth. Mortgage lending, mainly residential, began 1995 reduced by the securitization, but quickly began to re-build the portfolio as rates declined; by year-end 65% of the securitized balances had been replaced.

  Table 3 presents the year-end loan portfolio broken down into the various categories. The securitization mentioned earlier has changed the mix of loans at Bancorp. Real estate loans continue to comprise the largest portion of the loan portfolio. Real estate loans made up 52.1% of total loans at year-end 1995 compared with 53.8% at year-end 1994. Within the real estate category, residential mortgage loans represented 33.6% of total loans, while commercial mortgage loans represented 18.5% of total loans at year-end 1995. Table 4 presents the geographic distribution of the loan portfolio based on the major markets in which Bancorp operates. The distribution remained similar between 1995 and 1994.

                            LOAN PORTFOLIO BALANCES

                                    TABLE 3

                                     1995     1994     1993     1992     1991
                                   -------- -------- -------- -------- --------
                                             (IN MILLIONS OF DOLLARS)
Domestic Loans
  Commercial and Industrial....... $1,902.2 $1,830.8 $1,709.2 $1,864.1 $1,746.9
  Real Estate
    Construction--Commercial......    198.5    113.1    136.2    220.2    229.4
                  Residential.....      9.8     17.9     35.1     40.4     42.0
    Mortgage--Commercial..........  1,308.8  1,241.0  1,230.6    991.9  1,021.9
                  Residential.....  2,727.4  2,872.8  2,476.0  2,189.1  2,003.5
  Installment.....................    817.3    741.6    676.2    655.9    651.3
  Lease Financing.................    392.9    378.1    401.6    393.4    357.1
                                   -------- -------- -------- -------- --------
      Total Domestic..............  7,356.9  7,195.3  6,664.9  6,355.0  6,052.1
Foreign Loans
  Banks and Other Financial
   Institutions...................    268.7    299.0    295.8    285.6    384.3
  Commercial and Industrial.......    513.6    364.2    259.4    288.5    284.6
  All Others......................     13.2     33.5     38.3     34.5     38.1
                                   -------- -------- -------- -------- --------
      Total Foreign...............    795.5    696.7    593.5    608.6    707.0
                                   -------- -------- -------- -------- --------
      Total Loans................. $8,152.4 $7,892.0 $7,258.4 $6,963.6 $6,759.1
                                   ======== ======== ======== ======== ========

  The following sections discuss the loan categories.

 Commercial and Industrial Loans

  As shown on Table 3, the commercial and industrial loan (C&I) portfolio, which includes commercial, financial and agricultural loans, was $1.9 billion, up 3.9% from year-end 1994. This portfolio, which makes up 23.3% of the total loans, consists of lending to companies and individuals on both a secured and unsecured basis for business purposes. Customers and collateral vary based on the type of business involved.

  Bancorp's focus in lending to companies on the U.S. Mainland is Fortune 1000 companies, companies with a Pacific orientation and selected niches where lending expertise has developed over the years. Lending activity to Fortune 1000 companies includes loans and lines of credit. Balances outstanding to these companies as of year-ends 1995 and 1994 were $918.5 million and $893.6 million, respectively. As previously reported, Bancorp's communication/media portfolio is considered a selected niche. Total loans and leases of this type stood at $588.0 million at year-end 1995, an increase of 11.7% from year-end 1994. This category can be segmented further into cable television, publishing and telecommunications, which represented 11.3%, 6.0% and 6.2%, respectively, of the total C&I loan portfolio at year-end 1995. At year-end 1995, there were no loans in the communication/media portfolio which were classified as NPA.

  C&I loans that were classified as non-performing totaled $16.9 million or 29.7% of total NPA at year-end 1995. For comparative purposes, $20.3 million and $16.7 million were classified as NPA at year-ends 1994 and 1993, respectively.

 Real Estate Loans

  At year-end 1995, Bancorp's total real estate loan portfolio stood at $4.2 billion, level with year-end 1994. Real estate loans represented 52.1% of the total loan portfolio at year-end 1995. As mentioned earlier, in the first quarter of 1995, $412 million in mortgage loans were securitized distorting the comparison between 1994 and 1995. Considering the securitization, real estate loan growth would have been more than 9% over 1994. The real estate loan portfolio is divided into construction loans and amortizing mortgages as shown in Table 3.

  The largest individual component of the real estate loan portfolio is loans secured by 1-to-4 family residential property. At $2.7 billion, this group represented 64.3% of total real estate loans at year-end 1995 and 33.5% of total loans outstanding. More than 90% of these loans are secured by real estate in Hawaii (see Table 4). Approximately 63.1% of the 1-to-4 family residential mortgage loans are underwritten on a floating rate basis. The average 1-to-4 family mortgage loan has been outstanding about 6.0 years with an outstanding balance of $135,000. Residential mortgage loan originations for Bancorp in 1995 totaled $527.1 million, representing 2,800 individual loans, or about 15% of the total originations in Hawaii. Comparatively, $672.4 million in loans were originated in 1994, representing approximately 10% of the total loans originated in Hawaii. For 1995, Bancorp's average principal mortgage loan amount originated was $191,000, up from the $186,000 average for 1994 and the $166,000 average for 1993. The 1995 average loan origination at First Federal was $162,000 compared with $214,000 for Bank of Hawaii. The median single family home price on Oahu was $349,000, $360,000 and $358,000 in 1995, 1994 and 1993, respectively.

  Also included in the real estate portfolio are home equity creditlines. Available credit under these lines was $490.0 million at year-end 1995, similar to the $490.4 million at year-end 1994. Outstandings have declined to $312.0 million at year-end 1995 from $323.4 million at year-end 1994. These creditlines are underwritten based on repayment ability rather than the value of the underlying property. However, home equity creditlines are generally limited to 75% of the value of the collateral including prior liens. At year-end, home equity creditline balances past due 90 days or more totaled $0.7 million, compared with $0.8 million at year-end 1994, and $0.4 million at year-end 1993.

  At year-end 1995, NPAs in the mortgage-residential category (excluding construction loans) totaled $14.7 million, or 25.8% of total NPA. Comparatively, mortgage-residential NPA totaled $15.1 million and $16.4 million at year-ends 1994 and 1993, respectively. Foreclosed real estate at year-end 1995 was $9.3 million, which consisted of properties most of which are in Hawaii. A large parcel was added to foreclosed real estate in the fourth quarter of 1995. The fee simple property has been listed for sale and is being actively marketed. It had previously been reported as a non-accrual loan.

  The commercial real estate portfolio (excluding construction loans) totaled $1.3 billion at year-end 1995, an increase of 5.5% from year-end 1994. Table 3 presents the balances outstanding in this portfolio over the last five years. Of the properties collateralizing Bancorp's commercial real estate loans, about 77.1% were located in Hawaii.

  The commercial real estate portfolio is diversified in the types of property securing the obligations. Of the $1.3 billion in total commercial real estate loans at year-end 1995, 22.9% of these loans were secured by shopping centers; 14.6% were secured by commercial/industrial/warehouse facilities; and 15.0% were secured by office buildings. Generally, loans secured by commercial/industrial/warehouse facilities and office buildings are either solely or partially owner-occupied.

  Non-performing commercial real estate loans at year-end 1995 remained near 1994 levels ending 1995 at $14.9 million or 26.2% of total NPA. Comparatively, commercial real estate NPA at year-ends 1994 and 1993 totaled $14.1 million and $13.1 million, respectively. Foreclosed real estate at year-ends 1994 and 1995 included no commercial properties.

  Total commercial construction loans were $198.5 million at year-end 1995, an increase from year-end 1994 when $113.1 million was outstanding. The increase reflects a growth in lending to tract and land development for residential housing projects in Hawaii. Bancorp maintains a conservative underwriting policy, as these loans by their nature have greater risk. For the majority of these loans, Bancorp looks to the cash flow of the completed projects and committed permanent financing for repayment, rather than the value of the property. A dissection of the commercial construction lending portfolio at year-end 1995 shows commercial land development, $3.0 million; tract and land development for residential housing, $106.3 million; retail facilities, $16.2 million; industrial projects, $26.8 million and commercial offices, $9.5 million. These loans were concentrated in property located in Hawaii ($178.0 million).

  At the end of 1995, construction non-performing loans totaled $0.3 million or 0.5% of total NPA, compared to year-end 1994 when $1.5 million was reported and year end 1993 when $17.7 million was reported as NPA.

 Consumer Loans

  Total consumer loans (excluding residential mortgage and home equity loans) increased to $817.3 million, up 10.2% from year-end 1994. Beginning in 1994, Bancorp opportunistically sought to increase this category of loans implementing programs directly targeted to increase credit card balances and consumer installment loans. Looking to Table 3 and the five year trend, the growth reflects Bancorp's effort in this category, particularly in the last two years.

  At year-end 1995, Bancorp's base of credit cardholders increased almost 10% to 160,000 cardholders from year-end 1994. In January 1995, Bank of Hawaii announced the co-branding of its VISA card with Continental Airlines. The card, which includes frequent flyer credits, is available in Hawaii, Guam and the Federated States of Micronesia. It has been well received in those markets with more than 6,000 new accounts opened in 1995. In August 1995, Bancorp began issuing Mastercards. The program was launched with no annual fee for the first two years and the response exceeded expectations. As of year-end 1995, more than 15,000 accounts have been opened. Outstanding balances for Mastercard and VISA cards totaled $261.6 million at year-end 1995, an increase of 9.3% from year-end 1994. The average credit limit on all card accounts was $5,850 for 1995 with an average outstanding balance of $1,650, compared with an average outstanding balance of $1,600 for 1994 and $1,400 for 1993. At year-end 1995, 1.4% of the accounts (based on balances) were delinquent more than 90 days, compared with 0.9% and 0.6%, at year-ends 1994 and 1993, respectively.

 Leasing Activities

  Equipment leases have been an important component of the overall loan portfolio by providing customers with an alternative to traditional lending products. Activity in the leasing portfolio has been limited by the interest rate environment and strong competition. Despite this, leases outstanding increased to $392.9 million, up 3.9% from year-end 1994. The lease portfolio remains diversified, with various types of equipment under lease. Leased equipment includes aircraft, ships, automobiles and trucks, office equipment, computers and others. There were no NPA in the leasing category at year-end 1995, compared with $0.8 million, and $0.3 million at year-ends 1994 and 1993, respectively.

International Lending

  Foreign loans at the end of 1995 totaled $795.5 million, up 14.2% from year-end 1994. Bancorp maintains a cautious approach to the international marketplace with a lending strategy that focuses primarily on short term trade finance and working capital loans for companies doing business in the Pacific and the Asian Rim. The lending activities in Japan, Korea and Singapore remain the most significant with U.S. dollar equivalent loans outstanding at year-end 1995 at branches in these countries of $344.4 million, $103.3 million, and $160.2 million, respectively. Foreign loan totals include the U.S. dollar equivalent loans of Fiji branches of Bank of Hawaii, National Bank of Solomon Islands (NBSI) and Banque d'Hawaii (Vanuatu) Limited which totaled $60.8 million at year-end 1995.

  Table 10 presents the outstanding cross-border exposures that exceed 0.75% of Bancorp's total assets at year-end 1995.

  NPA in international lending have remained at low levels. At year-ends 1995 and 1993, there were no loans reported as NPA. At year-end 1994, $0.3 million were reported as NPA. As indicated in Table 7, losses in the international portfolio have increased in 1995 to $0.9 million, 0.1% of outstanding international loans. For 1995, recoveries of foreign loans totaled $2.5 million.

 Geographic Distribution of the Loan Portfolio

  The distribution of the loan portfolio by geographic areas is presented in Table 4. The majority of Bancorp's loans (64.7%) were located in Hawaii at year-end 1995. The balances reflected in the West and South Pacific include Guam and other Pacific Islands where both Bank of Hawaii and First Federal's subsidiary, First Savings and Loan Association of America, have branches. U.S. dollar equivalent loans of NBSI and Banque d'Hawaii (Vanuatu) Limited are also included in these totals. The modest real estate loan portfolio in the mainland U.S. represents mortgage lending in Arizona.

                 GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO (1)

                                    TABLE 4

                            TOTAL              WEST &
                           YEAR-END             SOUTH   MAINLAND
                             1995     HAWAII   PACIFIC    U.S.    JAPAN   OTHER
                           --------  --------  -------  --------  ------  ------
                                       (IN MILLIONS OF DOLLARS)
Commercial, Financial and
 Agricultural............  $1,902.2  $  838.8  $144.0   $  918.5  $  --   $  0.9
Real Estate
  Construction--
   Commercial............     198.5     178.0     0.1       20.4     --      --
        Residential......       9.8       5.9     3.9        --      --      --
  Mortgage--Commercial...   1,308.8   1,008.5   198.7      101.6     --      --
       Residential.......   2,727.4   2,499.7   207.9       19.8     --      --
Installment..............     817.3     651.9   161.9        3.5     --      --
Foreign..................     795.5       --     60.8        --    344.5   390.2
Lease Financing..........     392.9      87.4     8.3      275.0     --     22.2
                           --------  --------  ------   --------  ------  ------
    Total................  $8,152.4  $5,270.2  $785.6   $1,338.8  $344.5  $413.3
                           --------  --------  ------   --------  ------  ------
Percentage of Total......     100.0%     64.7%    9.6%      16.4%    4.2%    5.1%
                           ========  ========  ======   ========  ======  ======

--------
(1) Loans classified based upon geographic location of borrowers.

 Non-Performing Assets and Past Due Loans

  Non-performing assets (which include non-accrual loans, restructured loans and foreclosed real estate) totaled $56.9 million at year-end 1995, compared to $53.2 million at the end of 1994, and $68.8 million at the end of 1993. The level of NPA reflects the aggressive posture on handling NPA further described below. The ratio of NPA to loans outstanding was 0.70% at year-end 1995, 0.67% at year-end 1994 and 0.95% at year-end 1993. Table 6 presents this ratio for the last five years with the accompanying graph depicting the ratio of the Montgomery Securities Regional Bank Proxy for the same period.

  Bancorp strives to identify and handle potential problem loans at an early stage. This allows time to work with borrowers to resolve problems in order to avoid or minimize losses. Bancorp's policy is to place loans on non-accrual as soon as a loan is delinquent over 90 days, unless unusual treatment is indicated by the type of borrowing agreement and/or collateral. At the time a loan is placed on non-accrual, all accrued but unpaid interest is reversed against current earnings.

  At year-end 1995, NPA secured by real estate totaled $29.9 million or 52.5% of total NPAs; with the majority secured by real estate in Hawaii. NPA in Asia and the West and South Pacific were minimal. A focus on quality credits and cautious asset growth remains the objective in Arizona. NPA in Arizona has continued to decline totaling $1.2 million at year-end 1995, compared to $1.4 million, and $2.0 million at year-ends 1994 and 1993, respectively. FNBA's loan quality has improved considerably over the last several years. At the end of 1995, NPA, including loans 90 days past due, represented 1.07% of total loans outstanding, compared with 1.48% and 1.83% at year-ends 1994 and 1993, respectively.

  First Federal's NPA was $8.7 million at year-end 1995, compared with $4.8 million and $13.4 million reported at year-ends 1994 and 1993, respectively. Total NPA at First Federal represented 0.77%, 0.46% and 1.47% of total loans outstanding at year-ends 1995, 1994 and 1993, respectively. The levels of NPA for First Federal remain good. Moreover, each loan is secured by real estate generally with a 70-80% loan to value at origination.

  Foreclosed real estate has increased to $9.3 million at year-end 1995. The increase from minimal levels in 1994 was driven by the addition of one large residential property. The remaining foreclosed real estate is comprised of 19 properties with an average book value of $144,500. In 1995, losses on the sale of foreclosed real estate were minimal at $276,000, compared with $700,000 for 1994.

  Loans past due 90 days totaled $20.7 million at year-end 1995, an increase from year-end 1994 when $11.6 million was reported. The increase is mainly in the consumer installment loan portfolio, reflecting the slowdown in the Hawaii economy and the affect on consumers. As a percentage of outstanding loans, the 90 days past due installment loans represent 1.28% of total installment loans. The remaining increase in loans is distributed throughout the remaining categories. Residential mortgage loans reported $5.8 million in past due loans, 0.21% of outstanding residential mortgages at year-end 1995. Table 6 presents a five year history of loans past due 90 days.

  In 1995, Bancorp recorded $1.3 million in cash basis interest on previously non-accrual and charged-off loans, compared to $4.0 million in 1994. In 1995, $156,000 in interest reversals were recorded on non-accrual loans, an increase from the $79,000 reversed in 1994.

                       FOREGONE INTEREST ON NON-ACCRUALS

                            YEARS ENDED DECEMBER 31

                                    TABLE 5

                                                      1995 1994 1993 1992 1991
                                                      ---- ---- ---- ---- ----
                                                      (IN MILLIONS OF DOLLARS)
Interest Income Which Would Have Been Recorded Under
 Original Terms:
  Domestic........................................... $7.6 $5.4 $5.3 $7.0 $4.2
  Foreign............................................  --   0.1  --   0.3  --
Interest Income Recorded During the Current Year on
 Non-Accruals:
  Domestic...........................................  0.6  1.0  0.9  3.4  1.0
  Foreign............................................  --   0.1  --   0.2  --

                   NON-PERFORMING ASSETS AND ACCRUING LOANS

                           PAST DUE 90 DAYS OR MORE

                                    TABLE 6

                                             1995   1994   1993    1992   1991
                                             -----  -----  -----  ------  -----
                                                (IN MILLIONS OF DOLLARS)
Non-Accrual Loans
  Commercial and Industrial................  $16.9  $20.3  $15.7  $ 47.2  $ 6.5
  Real Estate
    Construction...........................    0.3    1.5   17.7     --     2.9
    Commercial.............................   14.9   14.1    7.8     8.2   15.0
    Residential............................   14.7   15.1   16.4    17.7   11.2
  Installment..............................    0.8    0.5    0.5     --     --
  Foreign..................................    --     0.3    --      5.0    --
  Leases...................................    --     0.8    0.3     --     --
                                             -----  -----  -----  ------  -----
      Subtotal.............................   47.6   52.6   58.4    78.1   35.6
                                             -----  -----  -----  ------  -----
Restructured Loans
  Commercial and Industrial................    --     --     1.0     5.4    1.1
  Real Estate
    Commercial.............................    --     --     5.3     3.2    3.1
  Leases...................................    --     --     --      --     0.2
                                             -----  -----  -----  ------  -----
      Subtotal.............................    --     --     6.3     8.6    4.4
                                             -----  -----  -----  ------  -----
Foreclosed Real Estate
  Domestic.................................    9.3    0.6    4.1     6.3    2.0
  Foreign..................................    --     --     --      --     --
                                             -----  -----  -----  ------  -----
      Subtotal.............................    9.3    0.6    4.1     6.3    2.0
                                             -----  -----  -----  ------  -----
      Total Non-Performing Assets..........  $56.9  $53.2  $68.8  $ 93.0  $42.0
                                             =====  =====  =====  ======  =====
Loans Past Due 90 Days
  Commercial and Industrial................    1.8    1.1    0.4     0.5    2.9
  Real Estate
    Construction...........................    --     --     --      --     0.2
    Commercial.............................    2.4    0.7    1.9     5.8    0.3
    Residential............................    5.8    3.9    4.1    13.0    2.0
  Installment..............................   10.5    5.9    3.5     4.6    2.9
  Foreign..................................    --     --     --      0.3    --
  Leases...................................    0.2    --     0.1     --     0.1
                                             -----  -----  -----  ------  -----
      Subtotal.............................   20.7   11.6   10.0    24.2    8.4
                                             -----  -----  -----  ------  -----
      Total................................  $77.6  $64.8  $78.8  $117.2  $50.4
                                             =====  =====  =====  ======  =====
Ratio of Non-Performing Assets to Total
 Loans.....................................   0.70%  0.67%  0.95%   1.34%  0.62%
Ratio of Non-Performing Assets and Accruing
 Loans Past Due 90 Days or More to Total
 Loans.....................................   0.95%  0.82%  1.09%   1.68%  0.75%

 Summary of Loan Loss Experience

  At the end of 1995, the reserve for loan losses stood at $152.0 million, compared with $148.5 million at year-end 1994 and $125.3 million at year-end 1993. The ratio of reserves to outstanding loans at year-end 1995 was 1.90%, comparable with the 1.92% reported at year-end 1994. At year-end 1993, the ratio of reserves to outstanding loans was 1.76%. Loan loss provisions for 1995 were $17.0 million, compared with $21.9 million and $54.2 million for 1994 and 1993, respectively. The reduction in the provisions for loan loss in 1995 reflects the stabilization of loan quality measured by the level of NPA and the general level of net charge-offs. Table 7 shows the activity through the reserve.

  The levels of the loan loss reserve are primarily derived from an extensive review of the loan portfolio with a strong emphasis on the line driven loan grading system for the larger commercial loans in Bank of Hawaii and FNBA. This loan grading system was implemented in 1985 and is continuously monitored for accuracy by the Credit Review department. In addition, actual charge-offs, delinquency data, recoveries and historical trends are considered in the analysis.

  The ratio of reserves to loans outstanding is one indicator of the adequacy of the reserve; however, the absolute dollar amount of the reserve and its relationship to non-performing loans and historical charge-offs also need to be considered. Gross charge-offs for 1995 represented 0.36% of average outstanding loans, compared to 0.34% and 0.94%, respectively at year-ends 1994 and 1993. Gross charge-offs as a percentage of the reserve were 18.4%, 17.1% and 52.4% for 1995, 1994 and 1993, respectively. Charge-offs for 1995 totaled $27.9 million, compared with $25.4 million in 1994 and $65.7 million in 1993.

  Recoveries of previously charged-off loans remained at higher levels in 1995 and 1994 (see Table 7). Recoveries were $14.4 million in 1995, compared with $25.3 million for 1994 and $8.2 million in 1993. Recoveries in 1995 have remained at higher levels as approximately $2.5 million was additionally recovered of the $45.7 million real estate loan charged-off in 1992 and 1993. Recoveries on this credit have accumulated to $14.8 million as of year-end 1995. Although difficult to determine the amount of any future recovery, aggressive efforts continue to collect on loans charged-off. Net charge-offs for 1995 were $13.5 million, compared with $0.1 million for 1994 and $57.5 million for 1993. In the last ten years the reserve to charge-off ratio has never been less than 1.9 times in any year and has averaged 4.3 times over the same period. At the end of 1995, the reserve was 2.7 times non-performing loans and 5.4 times charge-offs.

                        SUMMARY OF LOAN LOSS EXPERIENCE

                                    TABLE 7

                                1995      1994      1993      1992      1991
                              --------  --------  --------  --------  --------
                                         (MILLIONS OF DOLLARS)
Average Amount of Loans
 Outstanding................. $7,654.9  $7,393.7  $6,991.0  $6,601.9  $6,484.1
                              ========  ========  ========  ========  ========
Balance of Reserve for
 Possible Loan Losses at
 Beginning of Period......... $  148.5  $  125.3  $  128.6  $  115.6  $  101.9
Loans Charged-Off
  Commercial and Industrial..      7.8      11.3      43.9      29.5      11.0
  Real Estate--
    Construction.............      2.1       0.1       0.5       --        --
    Mortgage--Commercial.....      2.3       3.5       2.7       4.2       1.8
            --Residential....      1.1       0.7       0.4       0.5       0.9
  Installment................     13.3       8.7       8.6       8.7       8.3
  Foreign....................      0.9       0.7       7.5       1.0       --
  Leases.....................      0.4       0.4       2.1       0.1       0.2
                              --------  --------  --------  --------  --------
Total Charged-Off............     27.9      25.4      65.7      44.0      22.2
Recoveries on Loans
 Previously Charged-Off
  Commercial and Industrial..      6.1      19.5       3.9       3.0       2.6
  Real Estate--
    Construction.............      --        0.2       --        --        0.2
    Mortgage--Commercial.....      1.4       0.9       0.7       0.2       0.1
            --Residential....      0.1       0.2       0.3       0.3       0.5
  Installment................      3.3       3.2       3.2       3.0       3.0
  Foreign....................      2.5       0.5       --        0.4       0.4
  Leases.....................      1.0       0.8       0.1       0.1       0.1
                              --------  --------  --------  --------  --------
Total Recoveries.............     14.4      25.3       8.2       7.0       6.9
                              --------  --------  --------  --------  --------
Net Loans Charged-Off........    (13.5)     (0.1)    (57.5)    (37.0)    (15.3)
Provisions Charged to
 Operating Expenses..........     17.0      21.9      54.2      50.0      29.6
Reserves Acquired (Sold).....      --        1.4       --        --       (0.6)
                              --------  --------  --------  --------  --------
Balance at End of Period..... $  152.0  $  148.5  $  125.3  $  128.6  $  115.6
                              ========  ========  ========  ========  ========
Ratio of Net Charge-Offs to
 Average Loans Outstanding...     0.18%      --       0.82%     0.56%     0.24%
Ratio of Reserve to Loans
 Outstanding.................     1.90%     1.92%     1.76%     1.89%     1.74%

  The details of the Foreign Reserve for Loan Losses, which are included in the table above, are:

Beginning Balance............ $   12.9  $   10.5  $   14.2  $   14.0  $   13.1
  Charge-Offs................      0.9       0.7       7.5       1.0       --
  Recoveries.................      2.5       0.5       --        0.4       0.4
                              --------  --------  --------  --------  --------
  Net Charge-Offs............      1.6      (0.2)     (7.5)     (0.6)      0.4
  Provisions.................      0.6       1.2       3.8       0.8       0.5
  Reserves Acquired..........      --        1.4       --        --        --
                              --------  --------  --------  --------  --------
Ending Balance............... $   15.1  $   12.9  $   10.5  $   14.2  $   14.0
                              ========  ========  ========  ========  ========

                        ALLOCATION OF LOAN LOSS RESERVE

                                    TABLE 8

                           1995                1994                1993                1992                1991
                    ------------------- ------------------- ------------------- ------------------- -------------------
                            PERCENT OF          PERCENT OF          PERCENT OF          PERCENT OF          PERCENT OF
                    RESERVE OUTSTANDING RESERVE OUTSTANDING RESERVE OUTSTANDING RESERVE OUTSTANDING RESERVE OUTSTANDING
                    AMOUNT  LOAN AMOUNT AMOUNT  LOAN AMOUNT AMOUNT  LOAN AMOUNT AMOUNT  LOAN AMOUNT AMOUNT  LOAN AMOUNT
                    ------- ----------- ------- ----------- ------- ----------- ------- ----------- ------- -----------
                                                         (IN MILLIONS OF DOLLARS)
Commercial and
 Industrial........ $ 61.9     3.25%    $ 59.5     3.25%    $ 51.2     3.00%    $ 54.0     2.90%    $ 30.5     1.75%
Real Estate--
 Construction......    4.2     2.00        2.6     2.00        4.3     2.51        2.6     1.00        5.4     2.20
 Commercial........   19.6     1.50       18.6     1.50       15.4     1.25       19.8     2.00       25.5     2.50
 Residential.......   20.5     0.75       21.6     0.75       18.5     0.75       16.4     0.75       16.0     0.75
Installment........   20.4     2.50       18.5     2.50       13.5     2.00       10.0     1.55       10.0     1.55
Foreign............   15.1     1.90       12.9     1.85       10.5     1.77       14.2     2.33       14.0     2.00
Leases.............    2.0     0.50        1.9     0.50        2.0     0.50        3.9     1.00        5.0     1.40
Not allocated......    8.3      --        12.9      --         9.9      --         7.7      --         9.2      --
                    ------     ----     ------     ----     ------     ----     ------     ----     ------     ----
                    $152.0     1.90%    $148.5     1.92%    $125.3     1.76%    $128.6     1.89%    $115.6     1.74%
                    ======     ====     ======     ====     ======     ====     ======     ====     ======     ====

 International Operations

  Bancorp's international presence is extensive and provides opportunities to take part in lending, correspondent banking and deposit-taking activities mainly in the Pacific. These endeavors have proven important in the strategy of bridging customers across the Pacific to the U.S. Mainland, Europe and within Asia itself. Bancorp pursues this strategy on three fronts: the International Group; the South Pacific Division; and the Western Pacific Division.

  Through the International Group of Bank of Hawaii, Bancorp offers international banking services to its corporate, financial institution and individual customers in most of the major Asian financial centers supported by its Honolulu operations. As of year-end 1995, the International Group of Bank of Hawaii had offices in Hong Kong, the Philippines (Manila, Cebu, and Davao), Korea, Singapore, Japan, Taiwan and New York.

  The International Group of Bank of Hawaii continues to focus on trade-related financing activities and lending to customers with which it has a direct relationship. Bancorp's foreign lending consists of both local currency and cross-border lending. Local currency loans are those that are funded and will be repaid in the currency of the borrower's country and involve the same types of risk as domestic lending. Cross-border lending, on the other hand, involves loans that will be repaid in currencies other than that of the borrower's country. This type of lending involves greater risk because the borrower's ability to repay is additionally dependent on the availability of foreign exchange and the stability of the host country's currency.

  Bancorp controls its exposure to the risks of international lending by evaluating the political and economic factors that bear on a country's ability to meet its foreign debt obligations. Based on these analyses, maximum credit limits (both short and long term) are established for each country to ensure that the international portfolio is diversified and that exposure is limited in countries that may experience future problems. These credit limits are reviewed on a regular basis so that exposures are understood and properly assessed. Bancorp's strategy for foreign lending is to deal, on a direct basis, primarily with countries and companies that have a strong interest in Hawaii, the South and West Pacific, or the Asian Rim.

  The South Pacific Region is made up of the investments in affiliated banks in the South Pacific and Bancorp's operations in Fiji and American Samoa. Investments in affiliate banks in the South Pacific include banks in Tahiti, Tonga, New Caledonia, Vanuatu, Solomon Islands and Western Samoa (see organization chart). Total assets at year-end 1995 of all such affiliates were $1.1 billion. All of these investments in affiliate banks, except those in Vanuatu and the Solomon Islands, are accounted for using the equity method. Both NBSI's and Banque d'Hawaii (Vanuatu) Limited's financial statements are consolidated with Bancorp's financial statements.

In 1995, Bancorp expanded its investments in this area of the world by acquiring the remaining 20% of the Banque d'Hawaii (Vanuatu) Limited, creating Banque d'Hawaii (Vanuatu), a wholly-owned subsidiary of the Bancorp family. Bank of Hawaii's investments in these affiliate banks are all considered international.

  In January 1996, Bancorp entered into an acquisition agreement, subject to regulatory approvals, under which its ownership interest in Banque de Tahiti and Banque de Nouvelle Caledonie would increase to approximately 86% and 75%, respectively from 38% and 21%, respectively. The acquisition would require these affiliates to be consolidated in Bancorp's financial statements once the transaction is finalized. The combined assets of these entities at year-end 1995, converted to U.S. dollars, were approximately $1.0 billion.

  Bank of Hawaii operates branches in the South Pacific region in Fiji and American Samoa. Since Fiji uses its own currency, it is included with the other foreign operations and is considered international, even though its operations are reflective of consumer/small business activities much like domestic branches. The level of activity in Fiji exceeded expectations. By year-end 1994, branches were opened in Suva and Nadi with a third branch in Lautoka, Fiji opened in January 1996. The operations in American Samoa are similar to Fiji, but since the U.S. dollar is used, it is not considered foreign for reporting purposes.

  The operations of the South Pacific Region, since they are largely investments, are monitored on a regular basis. The countries in which the affiliates are located are also evaluated on a periodic basis. Exposure, in terms of foreign currency fluctuations, is limited as each affiliate primarily deals in its own currency. The carrying value of the investments in affiliates, accounted for using the equity method, was $30.4 million at year-end 1995. For NBSI and Banque d'Hawaii (Vanuatu) Limited, combined assets of $130.7 million are included in the consolidated totals.

  Bank of Hawaii also operates branches and offices in several Pacific Island locations, offering traditional banking services. West Pacific Division provides customary commercial banking services through branches in Commonwealth of the Northern Mariana Islands (Saipan), Federated States of Micronesia (Pohnpei, Kosrae, and Yap), Guam, Republic of the Marshall Islands (Majuro), and the Republic of Palau (Koror). Since the U.S. dollar is used in these locations, they are not considered foreign for reporting purposes and are included in domestic operations.

  Table 9 summarizes key totals for International Operations of Bancorp for 1995. Net income for 1995 decreased to $4.8 million, compared to the $7.1 million in 1994. This translates into a return on assets for these operations of 0.28%, down from the 0.42% for 1994. The reduction in income for international operations was due to declines in net interest margin and a decline in total earning assets.

  At year-end 1995, international assets represented 13.9% of Bancorp's total average assets, an increase from 13.5% at year-end 1994. Cross-border interbank placements accounted for $1.2 billion or 67.3% of total average international assets at year-end 1995. Table 10 presents individual countries for which Bancorp has cross-border exposures exceeding 0.75% of total assets for the last three years. As Table 10 indicates, $1.2 billion was with such countries as Japan, Taiwan, Thailand and Korea.

  Long-term cross-border outstandings to lesser developed countries (LDC) at year-end 1995 were $1.0 million. Such exposure was entirely in the Philippines. The foreign reserve for losses is considered by management to be adequate to absorb any credit or country risk of the remaining LDC exposure (both term and trade credits).

    SUMMARY OF INTERNATIONAL ASSETS, LIABILITIES, AND INCOME AND PERCENT OF
                              CONSOLIDATED TOTALS

                                    TABLE 9

                                    1995             1994             1993
                              ---------------- ---------------- ----------------
                               AMOUNT  PERCENT  AMOUNT  PERCENT  AMOUNT  PERCENT
                              -------- ------- -------- ------- -------- -------
                                           (IN MILLIONS OF DOLLARS)
Average Assets............... $1,724.3  13.9%  $1,699.2  13.5%  $1,908.9  15.2%
Average Liabilities..........  1,585.2  13.9    1,647.9  14.2    1,863.3  15.9
Operating Revenue............    107.9  10.3       97.1  10.1       94.1  10.0
Net Income...................      4.8   3.9        7.1   6.1        8.5   6.4

         GEOGRAPHIC DISTRIBUTION OF CROSS-BORDER INTERNATIONAL ASSETS

                                   TABLE 10

                             GOVERNMENT
                             AND OTHER      BANKS AND      COMMERCIAL
                              OFFICIAL   OTHER FINANCIAL AND INDUSTRIAL
                            INSTITUTIONS INSTITUTIONS(1)   COMPANIES     TOTAL
                            ------------ --------------- -------------- --------
                                          (IN MILLIONS OF DOLLARS)
at December 31, 1995
  Japan....................    $ --         $  296.4         $198.1     $  494.5
  Taiwan...................      --            260.0           11.0        271.0
  Korea....................      --            181.8          125.8        307.6
  Thailand.................      --            169.7            --         169.7
  All Others...............      1.0           253.2           68.5        322.7
                               -----        --------         ------     --------
                               $ 1.0        $1,161.1         $403.4     $1,565.5
                               =====        ========         ======     ========
at December 31, 1994
  Japan....................    $ --         $  118.2         $185.1     $  303.3
  Taiwan...................      --            259.5            4.4        263.9
  Korea....................      --             98.3          104.5        202.8
  Thailand.................      --            113.4            --         113.4
  All Others...............      1.0           396.0           90.7        487.7
                               -----        --------         ------     --------
                               $ 1.0        $  985.4         $384.7     $1,371.1
                               =====        ========         ======     ========
at December 31, 1993
  Japan....................    $ --         $  166.8         $178.3     $  345.1
  Taiwan...................      --            271.3            --         271.3
  Korea....................      --             61.6           79.8        141.4
  Thailand.................      --            110.5            --         110.5
  Italy....................      --            110.0            --         110.0
  All Others...............      1.0           465.2          114.1        580.3
                               -----        --------         ------     --------
                               $ 1.0        $1,185.4         $372.2     $1,558.6
                               =====        ========         ======     ========

--------
(1) Includes U.S. dollar advances to foreign branches and affiliate banks which were used to fund local currency transactions. Totals for 1995, 1994, and 1993 were $293.2 million, $203.8 million, and $218.6 million, respectively.

 Potential Problem Assets

  Bancorp's management emphasizes the importance of early recognition and monitoring of loans as a means to control delinquency. Demonstrating this commitment, management continuously reviews loans to various borrowers and industry segments that may be experiencing financial difficulties even if these loans have been generally current as to their terms. As mentioned earlier, a loan grading system provides the process for this early warning system. Loans are graded by lending officers and validated by an independent Credit Review department to ensure accuracy in the grades and timely re-grading. This process is also utilized to determine the adequacy of the reserve for loan losses.

ASSET AND LIABILITY MANAGEMENT

  Assets and liabilities are managed to maximize long term risk adjusted returns to our shareholders. The asset and liability management process is one of financial risk management. Risk in the form of capital adequacy, interest rate sensitivity, liquidity and operating efficiency is balanced with expected returns to yield high relative earnings performance and market value of equity, while limiting the volatility of each. This process is carried out through regular meetings of divisional management.

 Capital Adequacy

  At year-end 1995, Bancorp's equity has grown to $1.1 billion, a 9.1% increase from $966.8 million at year-end 1994. Bancorp's capital ratios at year-end 1995 were: Tier 1 Capital ratio of 10.25%, Total Capital ratio of 12.74%, and leverage ratio of 7.82%. All three exceeded the minimum threshold levels to qualify as well capitalized. Under those minimum threshold levels implemented in 1993 by bank regulators, capital must exceed the following standards--Tier 1 Capital 6%; Total Capital 10%; and the leverage ratio 5%. Table 11 presents a five year history of activity and balances in capital accounts as well as capital ratios for Bancorp. Bancorp's strategy is to maintain its capital at a level to qualify as well capitalized. The financial and regulatory impact of maintaining this status is important to Bancorp. The financial impact is reflected in lower deposit insurance premiums, while the regulatory impact allows for fewer restrictions on activities.

  Bancorp's strategy is to be well capitalized, but not significantly overcapitalized. The lesser loan demand and asset growth diminished the need for building capital levels. Rather than disrupting long established programs, including the dividend reinvestment plan, profit sharing plan, and stock option plan, which provide a consistent source of new capital, Bancorp embarked on a stock repurchase program several years ago. This program to repurchase stock has had the benefit of enhancing shareholder value while still maintaining capital ratios that exceed well capitalized guidelines. More than 1.4 million shares were repurchased in 1994, with another 1.3 million shares repurchased in 1995. In 1995, repurchases of 0.5 million shares were made under the program approved in 1994 by Bancorp's Board to repurchase up to
2.0 million shares of Bancorp stock. The remaining 0.8 million shares were repurchased under an existing strategy to repurchase Bancorp shares in the market to offset the needs of the plans previously mentioned.

                                EQUITY CAPITAL

                                   TABLE 11

                                 1995      1994      1993      1992      1991
                               --------  --------  --------  --------  --------
                                         (IN MILLIONS OF DOLLARS)
Source of Common Equity
Net Income...................  $  121.8  $  117.7  $  132.6  $  127.5  $  112.7
Dividends Paid...............     (45.2)    (44.0)    (38.4)    (35.4)    (32.4)
Dividend Reinvestment
 Program.....................       7.1       7.4       7.7       8.1       6.3
Stock Repurchases............     (40.0)    (44.3)     (2.0)     (0.6)      --
Other(1).....................      43.9      (8.1)      9.9       4.7       7.2
                               --------  --------  --------  --------  --------
Annual Increase in Equity....  $   87.6  $   28.7  $  109.8  $  104.3  $   93.8

Year-End Common Equity.......   1,054.4     966.8  $  938.1  $  828.3  $  724.0
  Less:Intangibles...........      60.2      64.6      72.0      18.8      20.6
    Unrealized Valuation
     Adjustments.............      11.3     (17.3)      3.9       --        --
                               --------  --------  --------  --------  --------
Tier I Capital...............     982.9     919.5     862.2     809.5     703.4
  Allowable Loan Loss
   Reserve...................     120.2     111.1     100.2      99.3      95.1
  Subordinated Debt..........     118.7     118.6     124.6       --        --
                               --------  --------  --------  --------  --------
    Total Capital............  $1,221.8  $1,149.2  $1,087.0  $  908.8  $  798.5
                               ========  ========  ========  ========  ========
Risk Weighted Assets.........  $9,587.0  $8,848.6  $7,990.4  $7,911.8  $7,585.1
                               ========  ========  ========  ========  ========
Key Ratios
Growth in Common Equity......       9.1%      3.1%     13.3%     14.4%     14.9%
Average Equity/Average Assets
 Ratio.......................      8.27%     7.71%     7.09%     6.74%     6.31%
Tier I Capital Ratio.........     10.25%    10.39%    10.79%    10.23%     9.27%
Total Capital Ratio..........     12.74%    12.99%    13.60%    11.49%    10.53%
Leverage Ratio...............      7.82%     7.28%     6.89%     6.37%     6.17%

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

  Table 12 presents the possible exposure to interest rate movements for various time frames at year-end 1995. The distribution in the interest rate sensitivity table consists of a combination of maturities, call provisions, repricing frequency and prepayment patterns. Bancorp constantly analyzes and estimates, based on historic data, the interest rate sensitivity characteristics of all balance sheet items. For example, a portion of Bancorp's interest bearing demand and savings balances are relatively insensitive to changes in interest rates. Consequently, Bancorp has allocated portions of those balances to longer term interest rate sensitivity periods.

  At December 31, 1995, Bancorp's one year cumulative liability sensitive gap totaled $0.1 billion, representing 1.0% of total assets. This position was very similar to year-end 1994, when Bancorp's cumulative liability sensitive gap totaled $0.2 billion or 1.8% of total assets. The one year gap is a commonly used benchmark of interest rate risk. Throughout 1995, Bancorp's liability sensitive gap position remained relatively stable. Unlike 1994, when net interest margin declined from a first quarter average of 3.99% to a fourth quarter average of 3.61%, 1995 net interest margin averaged 3.72% throughout the year.

  Bancorp uses interest rate swaps as a cost effective risk management tool for dealing with movements in interest rates. Notional amounts of interest rate swaps at year-end 1995 totaled $1.1 billion compared with $1.6 billion at year-end 1994 and $1.4 billion at year-end 1993. No new swaps were entered into in 1995. Credit exposure on interest rate swaps is determined and monitored according to the same strict standards and policies applied to Bancorp's commercial lending activity.

  Bancorp's policy is to utilize interest rate swaps for purposes other than trading. Bancorp utilizes interest rate swaps to alter the interest rate characteristics of identified groups of assets or liabilities. Limits on the total notional amounts of contracts outstanding at any time have been established. Limits have also been established for each counter party. Activity is monitored on a monthly basis in conjunction with normal asset/liability management committee meetings. Further disclosure of Bancorp's interest rate swap activity is included in the footnotes to its financial statements following.

                           INTEREST RATE SENSITIVITY

                                   TABLE 12

                                                    1-5        OVER    NON-INT.
DECEMBER 31, 1995        0-90 DAYS   91-365 DAYS   YEARS     5 YEARS    BEARING
-----------------        ---------   -----------  --------   --------  ---------
                                     (IN MILLIONS OF DOLLARS)
Assets(1)
  Investment Securities. $ 1,265.0    $  791.9    $  916.0   $  387.3  $     --
  Short-Term
   Investments..........     116.2         --          --         --         --
  International Assets..   1,200.6       214.3        41.8       83.4       29.7
  Domestic Loans(2).....   2,666.5     2,178.0     1,695.1      623.2       56.9
  Other Assets..........      84.4        84.4       300.2      471.9        --
                         ---------    --------    --------   --------  ---------
    Total Assets........ $ 5,332.7    $3,268.6    $2,953.1   $1,565.8  $    86.6
                         =========    ========    ========   ========  =========
Liabilities and
 Capital(1)
  Non-Interest Bearing
   Demand(3)............ $   278.9    $  278.9    $  991.5   $    --   $     --
  Interest-Bearing
   Demand(3)............     335.3       335.3       921.9        --         --
  Savings(3)............     221.0       221.0       562.6        --         --
  Time Deposits.........     703.6       892.2       512.0       96.4        --
  Foreign Deposits......   1,125.5        81.5         2.4        --        16.7
  Short-Term Borrowings.   2,509.7       673.9         7.3        --         --
  Long-Term Debt........     449.7        49.5       444.9      119.4        --
  Other Liabilities.....       --          --          --         --       321.3
  Capital...............       --          --          --         --     1,054.4
                         ---------    --------    --------   --------  ---------
    Total Liabilities
     and Capital........ $ 5,623.7    $2,532.3    $3,442.6   $  215.8  $ 1,392.4
                         =========    ========    ========   ========  =========
Interest Rate Swaps..... $  (906.4)   $  333.5    $  572.9   $    --   $     --
                         ---------    --------    --------   --------  ---------
  Interest Sensitivity
   Gap.................. $(1,197.4)   $1,069.8    $   83.4   $1,350.0  $(1,305.8)
  Cumulative Gap........ $(1,197.4)   $ (127.6)   $  (44.2)  $1,305.8  $     --
  Percentage of Total
   Assets...............     (9.07)%     (0.97)%     (0.33)%     9.89%       --

--------
Assumptions used:
(1) Based on repricing date.
(2) Includes the effect of estimated amortization.
(3) Historical analysis shows that these deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one and five years. The allocation presented is based on that historic analysis.

               CONSOLIDATED AVERAGE BALANCES, INCOME AND EXPENSE
                         SUMMARY, AND YIELDS AND RATES
                              (TAXABLE EQUIVALENT)

                                    TABLE 13

                                    1995                      1994                      1993
                          ------------------------- ------------------------- -------------------------
                           AVERAGE  INCOME/ YIELDS/  AVERAGE  INCOME/ YIELDS/  AVERAGE  INCOME/ YIELDS/
                          BALANCES  EXPENSE  RATES  BALANCES  EXPENSE  RATES  BALANCES  EXPENSE  RATES
                          --------- ------- ------- --------- ------- ------- --------- ------- -------
                                                    (IN MILLIONS OF DOLLARS)
Earning Assets
 Interest-Bearing
  Deposits..............  $   661.4 $ 39.4    5.97% $   812.6 $ 36.4    4.48% $ 1,140.1 $ 43.0    3.77%
 Investment
  Securities--Held to
  Maturity
   --Taxable............    1,516.5   92.3    6.09    2,463.3  135.0    5.48    3,513.0  203.0    5.78
   --Tax-Exempt.........       15.9    2.1   13.25       18.7    2.6   14.03       29.3    3.6   12.25
 Investment
  Securities--Available
  for Sale..............    1,639.0  107.9    6.58    1,064.0   54.0    5.07       69.1    5.9    8.61
 Funds Sold.............       68.5    3.8    5.57       52.5    2.3    4.33      146.0    5.2    3.56
 Loans (1)--Domestic....    6,908.9  572.8    8.29    6,725.9  517.6    7.70    6,324.9  476.3    7.53
          --Foreign.....      746.0   51.5    6.90      667.8   35.2    5.27      666.1   29.9    4.48
 Loan Fees..............              28.5                      31.7                      37.9
                          --------- ------   -----  --------- ------   -----  --------- ------   -----
     Total Earning
      Assets............   11,556.2  898.3    7.77   11,804.8  814.8    6.90   11,888.5  804.8    6.77
Cash and Due From Banks.      460.6                     449.1                     413.2
Other Assets............      389.1                     342.7                     284.1
                          ---------                 ---------                 ---------
     Total Assets.......  $12,405.9                 $12,596.6                 $12,585.8
                          =========                 =========                 =========
Interest-Bearing
 Liabilities
 Domestic Deposits
   --Demand.............  $ 1,752.4   50.9    2.91  $ 1,895.4   41.1    2.17  $ 2,032.3   45.1    2.22
   --Savings............    1,058.5   30.6    2.89    1,232.3   29.1    2.36    1,239.4   32.6    2.63
   --Time...............    1,839.9   98.5    5.36    1,544.8   65.9    4.27    1,711.9   77.7    4.54
                          --------- ------   -----  --------- ------   -----  --------- ------   -----
     Total Domestic.....    4,650.8  180.0    3.87    4,672.5  136.1    2.91    4,983.6  155.4    3.12
     Total Foreign......      982.2   59.5    6.06    1,236.7   53.4    4.32    1,223.9   43.2    3.52
                          --------- ------   -----  --------- ------   -----  --------- ------   -----
     Total Deposits.....    5,633.0  239.5    4.25    5,909.2  189.5    3.21    6,207.5  198.6    3.20
Short-Term Borrowings...    3,155.1  174.0    5.52    3,600.6  143.9    4.00    3,725.5  122.9    3.30
Long-Term Debt..........      983.8   54.6    5.55      526.8   30.3    5.76      250.4   13.8    5.50
                          --------- ------   -----  --------- ------   -----  --------- ------   -----
     Total Interest-
      Bearing
      Liabilities.......    9,771.9  468.1    4.79   10,036.6  363.7    3.62   10,183.4  335.3    3.29
                          --------- ------   -----  --------- ------   -----  --------- ------   -----
Net Interest Income.....             430.2    2.98             451.1    3.28             469.5    3.48
Spread on Earning
 Assets.................                      3.72%                     3.82%                     3.95%
Demand Deposits--
 Domestic...............    1,403.4                   1,386.0                   1,324.9
Other Liabilities.......      204.6                     203.1                     184.6
Shareholders' Equity....    1,026.0                     970.9                     892.9
                          ---------                 ---------                 ---------
     Total Liabilities &
      Equity............  $12,405.9                 $12,596.6                 $12,585.8
                          =========                 =========                 =========
Provision for Loan
 Losses.................              17.0                      21.9                      54.2
Net Overhead............             217.7                     232.0                     200.6
                                    ------                    ------                    ------
Income Before Income
 Taxes..................             195.5                     197.2                     214.7
Provision for Income
 Taxes..................              72.0                      77.7                      79.8
Tax Equivalency
 Adjustment (2).........               1.7                       1.8                       2.3
                                    ------                    ------                    ------
Net Income..............            $121.8                    $117.7                    $132.6
                                    ======                    ======                    ======

--------
(1) Includes non-accrual loans.
(2) Based upon a statutory tax rate of 35%.

 Liquidity Management

  Liquidity is managed to ensure that Bancorp has continuous access to sufficient, reasonably priced funding to conduct its normal course of business.

  At year-end 1995, deposits increased to $7.6 billion from $7.1 billion at the end of 1994. Although reflecting a modest year-to-year increase, average deposits for 1995 were below the average for 1994. Table 21 presents the average deposits by category. The decline in average deposits reflects the competitive nature of the market as bank and nonbank banks continue to actively pursue deposit bases for alternative investment products such as mutual funds.

  Securities Sold Under Agreements to Repurchase (Repos) are supported by the same type of collateral that supports governmental deposits, but are not insured by the FDIC. At year-end 1995 repos totaled $1.9 billion compared to $2.1 billion at year-end 1994 and $2.5 billion at year-end 1993. With the lowering of the FDIC premiums in 1995, some governmental investments in repos migrated back to deposits.

  Bancorp's balance sheet is unique given the high level of state and local government funds. Historically, these governmental customers have been a stable source of funds.

  Bancorp presently issues commercial paper only in the Hawaii market-place. However, as an alternative, Bancorp can access the mainland market through its pre-selected agent for issuing commercial paper. At year-end 1995 commercial paper outstanding totaled $73.5 million compared to $69.1 million at year-end 1994. The short term notes are rated A-2 by Standard and Poor's and P-1 by Moody's.

  Bancorp also maintains a line of credit for working capital purposes. The line is for $50 million and is subject to annual renewals. Fees are paid on the unused balance of the line. At year-end, there was no outstanding balance.

  Both Bank of Hawaii and First Federal are members of the Federal Home Loan Bank (FHLB), providing both entities with an additional source of short to intermediate term funding. At year-end 1995, Bank of Hawaii had outstanding debt to the FHLB of $60 million, as compared to $25 million at year-end 1994. Bancorp Pacific also increased its borrowings from the FHLB, which at year-end 1995 totaled $271.5 million, compared to $227.1 million at year-end 1994. Borrowings from the FHLB are collateralized by mortgage loans and FHLB stock.

  Long term debt on December 31, 1995, was $1.1 billion, compared to $861.6 million at year-end 1994. In 1995, the Bank finalized a $1.0 billion revolving medium term note program. This program replaces the original $750 million medium term note facility. Notes outstanding under this facility, represented in both long term and short term debt, increased from $649.4 million in 1994, to $849.7 million in 1995. The bank notes have been rated A by Standard and Poor's and Aa-3 by Moody's. During 1995, Bancorp also negotiated the private placement of long term debt with three separate counterparties to replace maturing debt. These negotiated placements totaled $60 million and were all issued for a term of three years. Bancorp's access to such private placement counterparties further enhances its balance sheet liquidity.

 Control of Net Overhead

  Bancorp's emphasis on control of net overhead has several measurement indicators. These indicators are its net overhead ratio, its net income per employee and its efficiency ratio. Each of these is discussed in the following paragraphs.

  Bancorp defines its net overhead ratio as the ratio of non-interest expense to non-interest income (without securities transactions). Bancorp's long term goal is to have a ratio of 2 to 1, where fee income offsets at least half of the cost of operations. With the slowdown in the economy of Hawaii, and increased competition for deposits, the efficient managing of the net overhead ratio grows in importance. Trust operations, electronic financial services, insurance and annuity sales, and brokerage services are expected to make significant contributions to this process. For 1995, Bancorp's net overhead ratio was 2.53, compared with 2.47 and 2.68 in 1994 and 1993, respectively.

  In January 1995, Bancorp announced a restructuring of its retirement program which called for the curtailment of the defined benefit plan and freezing benefits as of December 31, 1995. The plan has been replaced by a new money purchase plan and an enhancement to an existing 401(k) plan. This plan became effective January 1, 1996 and Bancorp contributes for staff members meeting certain eligibility requirements, 4% of their eligible compensation each quarter. Membership in the plan calls for a one year waiting period from the date of hire and vesting after five years of service. Staff members already meeting those eligibility requirements became plan participants as of January 1, 1996.

  A significant enhancement to the 401(k) plan is being referred to as a "super match." Bancorp will match $1.25 for every dollar contributed by the staff member to their 401(k) account up to 2% of their compensation limited to normal statutory maximums. For both plans, compensation has been revised to include certain commissions, overtime pay and incentives in the definition of compensation.

  As part of the restructuring of the benefit plans, Bancorp also provided staff members meeting certain qualifications (age 50 and nine years of service) an early retirement option. The early retirements began in April and ended in August with 75% of the qualifying staff taking the retirement option. At the end of the third quarter the curtailment adjustment was recorded for the qualified and non-qualified retirement plans, netting to income of $160,000. The curtailment of the post retirement benefits for the medical benefits was recorded in the fourth quarter, resulting in the recognition of a $772,000 expense.

 Non-Interest Income

  For 1995, total non-interest income was $146.4 million, compared with $128.4 million in 1994 and $135.4 million in 1993. The low level of non-interest income for 1994 was the result of a securities loss incurred as the available for sale investment portfolio was restructured. Excluding securities transactions, non-interest income for 1995 decreased 1.6% from 1994. Table 14 presents the details of non-interest income for the last five years.

  Trust fee income for the past few years has grown as the synergies gained through the American Financial Services acquisition were realized. In 1995, the growth in trust fees slowed to a 1.8% increase over 1994. While fee income showed a modest increase, total assets being administered by Hawaiian Trust Company, Limited increased to $12.2 billion at year-end 1995, from $11.9 billion at year-end 1994 and $11.1 billion at year-end 1993.
  Service charges on deposit accounts declined to $25.9 million, an 8.5% decrease from 1994. The decline in service charges on deposits is directly related to the higher interest rates experienced in 1995. As rates rise, many commercial deposit customers pay for deposit services with deposit balances, rather than fee payments. The decline totaled $1.9 million between 1995 and 1994. Bancorp regularly reviews its fee schedules (including exchange and service charges on deposit accounts) to assure competitive pricing and acceptable levels of profitability.

  Fees, exchange and other service charges increased to $47.3 million in 1995, from $42.5 million in 1994 and $37.7 million in 1993. Bancorp's involvement in trade finance in the Asian Rim countries has steadily increased fees over the years as its network of offices and branches in the area has grown. Reflecting the continuing increase in international activity, fees for letters of credit, export bill collection, and acceptances have increased to $8.8 million in 1995, compared with $7.8 million and $7.3 million in 1994 and 1993, respectively. Also, related to international activity, profits on foreign currency increased 51.2% in 1995 to $6.5 million. Comparatively, $4.3 million and $4.6 million were reported in foreign currency profits for 1994 and 1993, respectively.

  Mortgage servicing fees increased 48.3% from 1994 to $4.3 million in 1995. The increase in this category was positively impacted by the securitization of mortgage loans in January 1995. As of year-end 1995, Bancorp serviced $1.1 billion in mortgage loans.

  Also included in fees, exchange and other service charges are fees earned through Bancorp's ATM network. During 1995, 62 new ATMs were added to Bancorp's network, bringing the total in service to 344 at year-end 1995. The fees generated by this network totaled $7.7 million in 1995, an increase of 16.7% over the $6.6 million reported in 1994. The majority of Bancorp's ATMs are located in Hawaii (315) with 28 in the Western Pacific and one in Arizona. The ATMs in Hawaii have high usage by visitors through the American Express, Armed Forces Financial Network, Cirrus, Discover Card, Plus Network, STAR and VISA networks, all of which Bancorp is a member. The volumes of transactions handled by these ATMs have increased steadily over the years and for 1995 averaged more than 1.5 million transactions per month.

  Bancorp has been actively providing new products to migrate our customer base toward electronic transactions. In this effort, Bancorp has two specific products currently in use. Access Card, reintroduced in 1991, and Isle Pay cards, introduced in 1992, are point of sale cards and are reporting increased acceptance as transaction volumes have grown. At year-end 1995, the base of cards in these programs has increased to more than 300,000. The volume of transactions has also increased dramatically, averaging more than 275,000 transactions per month in 1995, an increase of 17% over 1994. This card base has generated fees in 1995 exceeding $600,000, an increase of about 20% over 1994.

  Cash management products are also utilized to allow the processing of electronic transactions. Products like lock box services, payroll processing services and touch tone phone transfers are among the cash management products.

  Cash basis interest recognized in 1995 totaled $1.3 million, declining from $3.4 million in 1994. The income recorded as cash basis generally includes interest collected on loans written off or interest collected on non-accrual loans that relate to prior years.

  Investment securities activity for 1995 resulted in a net (pre-tax) securities gain of $2.5 million for the year. The net securities gain reported for 1995 is a return to historic levels. The loss recorded in 1994 reflected the restructuring of the available for sale portfolio to reduce the liability sensitivity of Bancorp.

                              NON-INTEREST INCOME

                                   TABLE 14

                                          YEARS ENDED DECEMBER 31,
                             -----------------------------------------------------
                                  1995            1994         1993   1992   1991
                             --------------  ---------------  ------ ------ ------
                                    PERCENT          PERCENT
                             AMOUNT CHANGE   AMOUNT  CHANGE   AMOUNT AMOUNT AMOUNT
                             ------ -------  ------  -------  ------ ------ ------
                                          (IN MILLIONS OF DOLLARS)
Trust Income...............  $ 49.5 +  1.8%  $ 48.6  + 18.8%  $ 40.9 $ 30.5 $ 26.5
Service Charges on Deposit
 Accounts..................    25.9 -  8.5     28.3  +  6.8     26.5   24.9   22.4
Fees, Exchange and Other
 Service Charges
  Letters of Credit and
   Acceptance Fees.........     8.8 + 12.8      7.8  +  6.8      7.3    7.1    5.9
  Profit on Foreign
   Currency................     6.5 + 51.2      4.3  -  6.5      4.6    5.9    6.8
  Exchange Fees............     3.9 -  2.5      4.0  + 37.9      2.9    2.9    2.8
  Escrow Fees..............     0.4 - 50.0      0.8  - 20.0      1.0    1.0    0.8
  Mortgage Servicing Fees..     4.3 + 48.3      2.9  + 20.8      2.4    2.3    2.0
  Card Fees................     7.3 - 12.0      8.3  + 12.2      7.4    6.1    8.6
  Payroll Services.........     2.1    --       2.1  + 16.7      1.8    1.7    1.7
  ATM......................     7.7 + 16.7      6.6  + 24.5      5.3    3.9    2.7
  Cash Management..........     1.0 -  9.1      1.1     --       1.1    0.8    0.5
  Other Fees...............     5.3 + 15.2      4.6  + 17.9      3.9    4.2    3.3
Other Operating Income.....    19.9 - 15.0     23.4  + 30.7     17.9   19.8   12.6
Cash Basis Interest........     1.3 - 61.8      3.4  + 41.7      2.4    2.9    1.0
Investment Securities Gains
 (Losses)..................     2.5 +114.0    (17.8) -278.0     10.0    3.4    2.8
                             ------ ------   ------  ------   ------ ------ ------
    Total..................  $146.4 + 14.0%  $128.4  -  5.2%  $135.4 $117.4 $100.4
                             ====== ======   ======  ======   ====== ====== ======

 Non-Interest Expense

  The control of expense is a key part of Bancorp's financial strategy. A lower percentage of non-interest expense to net operating revenue (net interest income plus non-interest income before securities transactions) is a productivity indicator, commonly called an efficiency ratio. For 1995, Bancorp's percentage was 63.6% compared to 60.5% and 56.7% for 1994 and 1993, respectively. The Salomon Brothers Inc 1995 50-bank composite percentage was 60.5%.

  Total non-interest expense for 1995, 1994 and 1993 was $364.1 million, $360.4 million and $336.1 million, respectively. The largest component of non-interest expense is salary expense, which was $142.1 million, $138.0 million and $134.6 million in 1995, 1994 and 1993, respectively. Bancorp's average annual salary per full time equivalent staff was $33,300 in 1995. For 1994 and 1993, the average was $31,900 and $31,400, respectively.

  As mentioned earlier, Bancorp restructured its retirement benefit plans in 1995. In conjunction with this change, Bancorp offered staff members meeting certain eligibility requirements an option to elect early retirement. Almost 75% of the eligible staff members elected the early retirement option. Offsetting this staff reduction was an increase in staffing attributable to the expansion of certain business segments like Bank of Hawaii's In Store Banking locations, the expansion of the brokerage services through Bancorp Investment Group, and the acquisition of Pacific Capital Asset Management, Inc.'s first investment management team.

  For 1995, total average FTE staff count was 4,271 compared with the year-end 1994 total FTE of 4,324, reflecting the impact of staff members electing the early retirement option in 1995.

  Occupancy expense for 1995 increased to $41.1 million from $37.4 million in 1994. The change reflects the costs of expansion for the In Store Branches and the placement in service of the new Kapolei facility. The Kapolei facility, named "Hale O Kapolei," is a 248,000 square foot facility that will house many operational functions. A migration strategy began several years ago as the available office space in downtown Honolulu decreased and rental costs rose. Departments located in downtown Honolulu began to move to Kapolei in 1995 and the moves will continue into 1996.

  Net equipment expense increased 3.9% over 1994 to $31.7 million. The increase was the lowest in net equipment expense for the last five years. Bancorp continues its investment in technological enhancements to maintain the appropriate level of efficiency. The modest increase reflects an effort to manage maintenance expense for Bancorp's equipment. Software, hardware and office equipment maintenance costs were challenged in 1995 and reduced through prudent cancellation of maintenance contracts for equipment and renegotiation with vendors upon service contract renewals. Bancorp's ongoing commitment to upgrade its information systems continued in 1995 with much of it still in progress at year-end 1995. Providing staff members with access to much more information to service customers more accurately and efficiently remains Bancorp's focus.

  The other expense category decreased from $112.1 million in 1994 to $105.6 million in 1995. For 1993, other expenses totaled $94.8 million. The decrease in this expense category of 5.8% for 1995 is mainly due to the reduction in FDIC insurance premiums of $6 million between 1994 and 1995. Legal and professional fees declined to $15.6 million in 1995 from $18.2 million in 1994 and $11.9 million in 1993. Reflecting the acquisitions made in recent years, the amortization of intangibles was $8.4 million for 1995, $9.3 million for 1994 and $7.2 million for 1993.

                             NON-INTEREST EXPENSE

                                   TABLE 15

                                          YEARS ENDED DECEMBER 31,
                             --------------------------------------------------
                                  1995           1994       1993   1992   1991
                             -------------- -------------- ------ ------ ------
                                    PERCENT        PERCENT
                             AMOUNT CHANGE  AMOUNT CHANGE  AMOUNT AMOUNT AMOUNT
                             ------ ------- ------ ------- ------ ------ ------
                                          (IN MILLIONS OF DOLLARS)
Salaries.................... $142.1  + 3.0% $138.0  + 2.5% $134.6 $126.0 $115.8
Pension and Other Employee
Benefits....................   43.6  + 2.8    42.4    --     42.4   39.2   35.6
Net Occupancy Expense.......   41.1  + 9.9    37.4  + 1.1    37.0   33.7   28.2
Net Equipment Expense.......   31.7  + 3.9    30.5  +11.7    27.3   24.8   22.6
Other Operating Expense
  FDIC Insurance............    7.6  -44.1    13.6  - 9.9    15.1   17.2   16.1
  Legal and Professional....   15.6  -14.3    18.2  +52.9    11.9   11.8   10.8
  Advertising...............   11.2  + 8.7    10.3  + 6.2     9.7    8.4    8.4
  Stationery and Supplies...    9.3  + 5.7     8.8  +17.3     7.5    7.2    7.0
  Other.....................   61.9  + 1.1    61.2  +20.9    50.6   46.3   43.6
                             ------  -----  ------  -----  ------ ------ ------
    Total................... $364.1  + 1.0% $360.4  + 7.2% $336.1 $314.6 $288.1
                             ======  =====  ======  =====  ====== ====== ======

INCOME TAXES

  The 1995 tax provision reflects a reduction in the effective tax rate to 37.2% from 39.7% and 37.6% in 1994 and 1993, respectively. The change in the effective tax rate is partly due to the change in tax laws for the State of Hawaii which lowered the tax rate, allowed the filing of consolidated returns for Hawaii corporations and subjected certain income to excise taxes.

  The average tax-exempt securities portfolio continued to decline and was $15.9 million for 1995, minimally impacting Bancorp's effective tax rate. Currently, low income housing credits are one avenue for reducing the effective tax rate. In 1995, Bancorp's low income housing credit investments increased by $15.8 million to $22.6 million at year-end 1995. Since the amount of credits available in Hawaii remain limited, Bancorp has made its first low income housing investments outside Hawaii to manage its tax liability. However, Hawaii remains Bancorp's focus for low income housing credits.

  Bancorp also continues to provide lease financing as a method by which to defer taxes. However, with the current interest rate environment and competitive market, many opportunities require the lessor to take on much more tax risk and, therefore, Bancorp has not been as active in this market as in the past. Bancorp's tax planning also tries to avoid the impact of the alternative minimum tax (AMT). At the end of 1995, Bancorp was not subject to the AMT. Bancorp continuously seeks opportunities for managing its tax liability.

FOURTH QUARTER RESULTS

  Earnings for the fourth quarter of 1995 totaled $32.1 million, a significant increase from the $17.2 million reported in the same quarter of 1994. This increase is mainly due to the large loss in investment securities recorded in the fourth quarter of 1994 and the modest improvement of spread during the fourth quarter of 1995. Earnings per share were $0.77 and $0.41 for the fourth quarter of 1995 and 1994, respectively.

  Spread for the fourth quarter of 1995 was 3.72%, compared to 3.61% for the fourth quarter of 1994. The improvement in spread was gradual over the year with the change in interest rates and the migration of Bancorp's balance sheet to a less liability sensitive position in 1995. The earning asset yield increased to 7.87% from 7.17% comparing the fourth quarters of 1995 and 1994. The cost of funds rate increased to 4.87% from 4.19% between the same periods.

  The provision for loan losses totaled $4.0 million for the quarter, lower than the $4.6 million in the fourth quarter of 1994. The fourth quarter 1995 provision, consistent with the focus for 1995, roughly matched net charge-offs.

                  CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS

                                    TABLE 16

                                           THREE MONTHS ENDED
                         ----------------------------------------------------------
                                    1995                        1994
                         --------------------------- ------------------------------
                          MAR.   JUN.  SEPT.   DEC.   MAR.    JUN.   SEPT.    DEC.
                         ------ ------ ------ ------ ------  ------  ------  ------
                            (IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
Total Interest Income... $214.6 $221.8 $226.3 $234.0 $193.7  $201.5  $204.3  $213.4
Total Interest Expense..  112.3  114.7  117.8  123.4   77.8    85.3    94.5   106.1
Net Interest Income.....  102.3  107.1  108.5  110.6  115.9   116.2   109.8   107.3
Provision for Possible
 Loan Losses............    4.5    4.1    4.4    4.0    8.3     6.0     3.0     4.6
Investment Securities
 Gains (Losses).........    1.8    0.3    0.2    0.2   (1.0)   (0.6)   (0.7)  (15.5)
Other Non-Interest
 Income.................   38.0   35.7   35.7   34.5   37.0    35.1    36.5    37.6
Total Non-Interest
 Expense................   91.0   93.7   87.9   91.5   88.3    89.7    88.9    93.4
                         ------ ------ ------ ------ ------  ------  ------  ------
Income Before Income
 Taxes..................   46.6   45.3   52.1   49.8   55.3    55.0    53.7    31.4
Provision for Income
 Taxes..................   18.3   16.8   19.2   17.7   20.9    20.8    21.7    14.2
                         ------ ------ ------ ------ ------  ------  ------  ------
Net Income.............. $ 28.3 $ 28.5 $ 32.9 $ 32.1 $ 34.4  $ 34.2  $ 32.0  $ 17.2
                         ====== ====== ====== ====== ======  ======  ======  ======
Earnings Per Common
 Share.................. $ 0.67 $ 0.68 $ 0.78 $ 0.77 $ 0.80  $ 0.79  $ 0.75  $ 0.41

                               SUPPLEMENTARY DATA

 MATURITY DISTRIBUTION, MARKET VALUE AND WEIGHTED-AVERAGE YIELD TO MATURITY OF
                                   SECURITIES

                                    TABLE 17

                            WITHIN     1-5      5-10     OVER              APPROXIMATE
 AT YEAR-END DECEMBER 31    1 YEAR    YEARS    YEARS   10 YEARS   TOTAL    MARKET VALUE
 -----------------------   --------  --------  ------  --------  --------  ------------
                                          (IN MILLIONS OF DOLLARS)
 Maturity Distribution
  Based on Book Value
   U.S. Treasury
    Securities...........  $  182.4  $   75.9  $  --   $    --   $  258.3    $  258.7
   Obligations of Other
    U.S. Government
    Agencies and
    Corporations.........      10.0     239.0     --        --      249.0       248.9
   Obligations of States
    and Political
    Subdivisions.........      24.6       5.1     3.9       0.2      33.8        35.6
   Corporate Securities..       --        --      --       16.1      16.1        16.1
   Mortgage Backed
    Securities...........      14.7     305.3    30.8     189.7     540.5       544.2
   Other.................      17.6      14.0     --        --       31.6        31.9
   Securities Available
    for Sale (1).........     133.6     555.8    40.9   1,500.6   2,230.9     2,230.9
                           --------  --------  ------  --------  --------    --------
     Total--1995.........  $  382.9  $1,195.1  $ 75.6  $1,706.6  $3,360.2    $3,366.3
        --1994             $1,168.4  $  828.6  $169.1  $  998.6  $3,164.6    $3,115.3
        --1993             $1,385.2  $1,219.0  $222.6  $  894.6  $3,721.4    $3,759.1
                           --------  --------  ------  --------  --------    --------
 Weighted-Average Yield
  (2) to Maturity
   U.S. Treasury
    Securities...........       5.2%      5.2%    -- %      -- %      5.2%
   Obligations of Other
    U.S. Government
    Agencies and
    Corporations.........       6.2       6.4     --        --        6.4
   Obligations of States
    and Political
    Subdivisions.........       6.8      11.6    11.7       8.0       8.1
   Corporate Securities..       --        --      --        7.3       7.3
   Mortgage Backed
    Securities...........       8.0       5.8     8.3       7.5       6.6
   Other.................       9.3       6.8     --        --        8.2
   Securities Available
    for Sale.............       7.6       6.6     6.9       6.5       6.6
                           --------  --------  ------  --------  --------
     Total--1995.........       6.5%      6.3%    7.7%      6.6%      6.5%
                           ========  ========  ======  ========  ========
 Tax Equivalent
  Adjustment Amount......  $    0.1  $    0.2  $  0.2  $    --   $    0.5

--------
(1) Reports current balance at contractual maturity and does not anticipate reductions for periodic paydowns.
(2) Tax equivalent at 35% tax rate.

                                AVERAGE ASSETS

                                   TABLE 18

                              1995             1994          1993      1992      1991
                         ---------------  ---------------  --------- --------- ---------
                          AMOUNT    MIX    AMOUNT    MIX    AMOUNT    AMOUNT    AMOUNT
                         --------- -----  --------- -----  --------- --------- ---------
                                           (IN MILLIONS OF DOLLARS)
Interest-Bearing
 Deposits............... $   661.4   5.3% $   812.6   6.5% $ 1,140.1 $ 1,200.6 $   923.8
Investment Securities
  --Held to Maturity....   1,532.4  12.4    2,482.1  19.7    3,542.3   2,679.1   2,332.2
  --Available for Sale..   1,639.0  13.2    1,063.9   8.4       69.1      15.9       --
Funds Sold..............      68.5   0.6       52.5   0.4      146.0     463.1     434.3
Loans...................   7,654.9  61.7    7,393.7  58.7    6,991.0   6,601.9   6,484.1
                         --------- -----  --------- -----  --------- --------- ---------
    Total Earning
     Assets.............  11,556.2  93.2   11,804.8  93.7   11,888.5  10,960.6  10,174.4
Non-Earning Assets......     849.7   6.8      791.8   6.3      697.3     684.4     651.8
                         --------- -----  --------- -----  --------- --------- ---------
    Total............... $12,405.9 100.0% $12,596.6 100.0% $12,585.8 $11,645.0 $10,826.2
                         ========= =====  ========= =====  ========= ========= =========

                                 AVERAGE LOANS

                                   TABLE 19

                              1995            1994         1993     1992     1991
                         --------------  --------------  -------- -------- --------
                          AMOUNT   MIX    AMOUNT   MIX    AMOUNT   AMOUNT   AMOUNT
                         -------- -----  -------- -----  -------- -------- --------
                                         (IN MILLIONS OF DOLLARS)
Commercial and
 Industrial............. $1,850.3  24.2% $1,681.1  22.7% $1,695.5 $1,738.2 $1,617.6
Real Estate
  Construction..........    164.2   2.1     145.2   2.0     181.1    266.3    272.7
  Mortgage..............  3,765.8  49.2   3,840.1  52.0   3,419.2  3,019.0  2,953.8
Installment.............    754.4   9.9     686.7   9.3     639.5    629.8    641.3
Foreign (1).............    745.9   9.7     667.8   9.0     666.1    590.0    659.7
Lease Financing.........    374.2   4.9     372.8   5.0     389.6    358.6    339.0
                         -------- -----  -------- -----  -------- -------- --------
    Total............... $7,654.8 100.0% $7,393.7 100.0% $6,991.0 $6,601.9 $6,484.1
                         ======== =====  ======== =====  ======== ======== ========

--------
(1)See section entitled International Operations for definition of Foreign.

    MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES (1)

                                   TABLE 20

                              DUE IN             DUE IN           DUE AFTER
   DECEMBER 31, 1995     ONE YEAR OR LESS ONE TO FIVE YEARS (2) FIVE YEARS (2)  TOTAL
   -----------------     ---------------- --------------------- -------------- --------
                                            (IN MILLIONS OF DOLLARS)
Commercial, Financial
 and Agricultural.......     $1,111.1           $  670.7           $  120.4    $1,902.2
Real Estate--
 Construction...........         88.9               91.2               28.2       208.3
Other Loans.............      1,639.6            1,793.6            1,813.2     5,246.4
Foreign Loans...........        667.5               43.3               84.7       795.5
                             --------           --------           --------    --------
    Total...............     $3,507.1           $2,598.8           $2,046.5    $8,152.4
                             ========           ========           ========    ========

--------
(1) Based on contractual maturities.
(2) As of December 31, 1995, of the loans maturing after one year, $3,514.8 million have floating rates and $1,130.5 million have fixed rates.

                                AVERAGE DEPOSITS

                                    TABLE 21

                              1995            1994         1993     1992     1991
                         --------------  --------------  -------- -------- --------
                          AMOUNT   MIX    AMOUNT   MIX    AMOUNT   AMOUNT   AMOUNT
                         -------- -----  -------- -----  -------- -------- --------
                                         (IN MILLIONS OF DOLLARS)
Domestic
  Non-Interest Bearing
   Demand Accounts...... $1,403.4  19.9% $1,386.0  19.0% $1,324.9 $1,231.9 $1,134.6
  Interest-Bearing
   Demand Accounts......  1,752.4  24.9   1,895.4  26.0   2,032.3  2,039.6  1,927.4
  Regular Savings
   Accounts.............  1,058.5  15.0   1,232.3  16.9   1,239.4  1,035.3    734.5
  Private Time
   Certificates of
   Deposit ($100,000 or
   More)................    581.5   8.3     476.8   6.5     489.4    547.6    652.6
  Public Time
   Certificates of
   Deposit ($100,000 or
   More)................     89.3   1.3      64.6   0.9     143.4  1,573.2  2,066.2
  Bearer Certificates of
   Deposit..............      5.0   0.1       5.0   0.1       5.0      5.0      5.0
  All Other Time and
   Savings Certificates.  1,164.1  16.5     998.4  13.6   1,074.1  1,168.2  1,288.2
                         -------- -----  -------- -----  -------- -------- --------
    Total Domestic......  6,054.2  86.0   6,058.5  83.0   6,308.5  7,600.8  7,808.5
Foreign(1)..............    982.3  14.0   1,236.7  17.0   1,223.9    816.9    822.2
                         -------- -----  -------- -----  -------- -------- --------
    Total............... $7,036.5 100.0% $7,295.2 100.0% $7,532.4 $8,417.7 $8,630.7
                         ======== =====  ======== =====  ======== ======== ========

--------
(1) See section entitled International Operations for definition of Foreign.

                             INTEREST DIFFERENTIAL

                                   TABLE 22

                              1995 COMPARED TO 1994      1994 COMPARED TO 1993
                             -------------------------  -------------------------
                             VOLUME(1) RATE(1)  TOTAL   VOLUME(1) RATE(1)  TOTAL
                             --------- -------  ------  --------- -------  ------
                                         (IN MILLIONS OF DOLLARS)
Change in Interest Income:
  Interest Bearing
   Deposits:
    Foreign................   $ (7.6)  $ 10.6   $  3.0   $(13.7)  $  7.2   $ (6.5)
  Investment Securities--
   Held to Maturity            (56.4)    13.7    (42.7)   (58.0)   (10.0)   (68.0)
    Taxable................
    Tax-Exempt.............     (0.4)    (0.2)    (0.6)    (1.4)     0.4     (1.0)
  Investment Securities--
   Available for Sale......     34.7     19.2     53.9     51.4     (3.4)    48.0
  Funds Sold...............      0.8      0.8      1.6     (3.8)     0.9     (2.9)
  Loans, Net of Unearned
   Income:
    Domestic...............     15.4     36.7     52.1     32.5      2.5     35.0
    Foreign................      4.5     11.8     16.3      0.1      5.2      5.3
                              ------   ------   ------   ------   ------   ------
      Total Interest
       Income..............   $ (9.0)  $ 92.6   $ 83.6   $  7.1   $  2.8   $  9.9
                              ======   ======   ======   ======   ======   ======
Change in Interest Expense:
  Interest Bearing
   Deposits:
    Demand Deposits........   $ (3.3)  $ 13.1   $  9.8   $ (3.0)  $ (1.0)  $ (4.0)
    Savings Deposits.......     (4.5)     5.9      1.4     (0.2)    (3.4)    (3.6)
    Time Deposits..........     14.0     18.7     32.7     (7.3)    (4.5)   (11.8)
    Deposits in Foreign
     Offices...............    (12.4)    18.6      6.2      0.4      9.8     10.2
  Short-Term Borrowings....    (19.4)    49.6     30.2     (4.3)    25.2     20.9
  Long-Term Debt...........     25.3     (1.1)    24.2     15.9      0.7     16.6
                              ------   ------   ------   ------   ------   ------
      Total Interest
       Expense.............   $ (0.3)  $104.8   $104.5   $  1.5   $ 26.8   $ 28.3
                              ======   ======   ======   ======   ======   ======
Net Interest Differential:
  Domestic.................   $(18.0)  $(16.0)  $(34.0)  $ 19.6   $(26.6)  $ (7.0)
  Foreign..................      9.3      3.8     13.1    (14.0)     2.6    (11.4)
                              ------   ------   ------   ------   ------   ------
      Total Interest
       Differential........   $ (8.7)  $(12.2)  $(20.9)  $  5.6   $(24.0)  $(18.4)
                              ======   ======   ======   ======   ======   ======

--------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

            YEAR-END SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

                                    TABLE 23

                            1995       1994       1993       1992       1991
                         ---------- ---------- ---------- ---------- ----------
                           (IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET TOTALS
  Net Loans............. $  7,853.0 $  7,599.5 $  6,983.1 $  6,691.7 $  6,517.2
  Assets................   13,206.8   12,586.4   12,462.1   12,713.1   11,409.3
  Deposits..............    7,576.8    7,115.1    7,005.0    7,890.5    8,666.2
  Long-Term Debt........    1,063.4      861.6      378.2      119.4      119.4
  Shareholders' Equity..    1,054.4      966.8      938.1      828.3      724.0
OPERATING RESULTS
  Total Interest Income. $    896.7 $    813.0 $    802.6 $    822.6 $    922.4
  Net Interest Income...      428.5      449.3      467.2      436.1      401.3
  Provision for Possible
   Loan Losses..........       17.0       21.9       54.2       50.1       29.6
  Net Income............      121.8      117.7      132.6      127.5      112.7
  Earnings Per Share.... $     2.90 $     2.75 $     3.09 $     3.00 $     2.69
  Cash Dividends Paid--
   Common Stock......... $     1.08 $     1.04 $     0.90 $     0.85 $     0.78
NON-FINANCIAL DATA
  Common Shareholders of
   Record at Year-End...      7,439      6,947      8,315      5,814      5,553
  Average Common Shares
   Outstanding.......... 42,027,456 42,824,531 42,967,790 42,527,466 41,847,234

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Consolidated Quarterly Results of Operations--Table 16 on page 33 and narrative on page 32.

                        REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Bancorp Hawaii, Inc.

  We have audited the accompanying consolidated statements of condition of Bancorp Hawaii, Inc. and subsidiaries as of December 31, 1995, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bancorp Hawaii, Inc. and subsidiaries at December 31, 1995, 1994 and 1993, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

  As discussed in Note A to the consolidated financial statements, in 1993 and 1995 the Company changed its methods of accounting for certain investments in debt and equity securities and for impaired loans.

                                          /s/ Ernst & Young, LLP

Honolulu, Hawaii
January 22, 1996

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                  YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                 1995       1994        1993
                                              ---------- ----------  ----------
                                                  (IN THOUSANDS OF DOLLARS
                                                 EXCEPT PER SHARE AMOUNTS)
Interest Income
  Interest on Loans.......................... $  610,959 $  538,725  $  488,530
  Loan Fees..................................     28,560     31,666      37,900
  Income on Lease Financing..................     12,384     13,218      16,632
  Interest and Dividends on Investment
   Securities
    Taxable..................................     92,295    135,040     203,068
    Non-Taxable..............................      1,371      1,710       2,331
  Income on Investment Securities Available
   for Sale..................................    107,870     53,960       5,947
  Interest on Deposits.......................     39,454     36,408      42,974
  Interest on Security Resale Agreements.....        448        --        2,934
  Interest on Funds Sold.....................      3,365      2,270       2,265
                                              ---------- ----------  ----------
      Total Interest Income..................    896,706    812,997     802,581
Interest Expense
  Interest on Deposits.......................    239,537    189,513     198,657
  Interest on Security Repurchase Agreements.    122,030     98,625      87,229
  Interest on Funds Purchased................     32,176     25,303      24,136
  Interest on Short-Term Borrowings..........     19,854     19,954      11,565
  Interest on Long-Term Debt.................     54,560     30,330      13,781
                                              ---------- ----------  ----------
      Total Interest Expense.................    468,157    363,725     335,368
                                              ---------- ----------  ----------
Net Interest Income..........................    428,549    449,272     467,213
Provision for Possible Loan Losses...........     16,967     21,921      54,188
                                              ---------- ----------  ----------
      Net Interest Income After Provision for
       Possible Losses.......................    411,582    427,351     413,025
Non-Interest Income
  Trust Income...............................     49,468     48,591      40,855
  Service Charges on Deposit Accounts........     25,886     28,303      26,518
  Fees, Exchange and Other Service Charges...     47,311     42,492      37,788
  Other Operating Income.....................     21,234     26,769      20,338
  Investment Securities Gains (Losses).......      2,457    (17,761)      9,985
                                              ---------- ----------  ----------
      Total Non-Interest Income..............    146,356    128,394     135,484
Non-Interest Expense
  Salaries...................................    142,143    137,968     134,568
  Pensions and Other Employee Benefits.......     43,550     42,421      42,399
  Net Occupancy Expense of Premises..........     41,108     37,436      37,026
  Net Equipment Expense......................     31,729     30,502      27,347
  Other Operating Expense....................    105,560    112,039      94,762
                                              ---------- ----------  ----------
      Total Non-Interest Expense.............    364,090    360,366     336,102
                                              ---------- ----------  ----------
Income Before Taxes..........................    193,848    195,379     212,407
Provision for Taxes..........................     72,048     77,641      79,840
                                              ---------- ----------  ----------
      Net Income............................. $  121,800 $  117,738  $  132,567
                                              ========== ==========  ==========
Earnings Per Common Share and Common Share
 Equivalents................................. $     2.90 $     2.75  $     3.09
                                              ========== ==========  ==========
Average Common Shares and Average Common
 Share Equivalents........................... 42,027,456 42,824,531  42,967,790
                                              ========== ==========  ==========

                See Notes to Consolidated Financial Statements.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                     DECEMBER 31,
                                          -------------------------------------
                                             1995         1994         1993
                                          -----------  -----------  -----------
                                               (IN THOUSANDS OF DOLLARS)
ASSETS
Interest-Bearing Deposits...............  $   789,050  $   727,016  $   837,704
Investment Securities
  --Held to Maturity (Market Value of
   $1,135,364, $1,736,659 and
   $2,791,328, respectively)............    1,129,251    1,785,960    2,753,590
  --Available for Sale..................    2,230,902    1,364,925      893,453
Funds Sold..............................      116,173       54,167       57,699
Loans...................................    8,152,406    7,891,993    7,258,368
  Unearned Income.......................     (147,404)    (144,034)    (149,949)
  Reserve for Possible Loan Losses......     (151,979)    (148,508)    (125,284)
                                          -----------  -----------  -----------
    Net Loans...........................    7,853,023    7,599,451    6,983,135
                                          -----------  -----------  -----------
    Total Earning Assets................   12,118,399   11,531,519   11,525,581
Cash and Non-Interest Bearing Deposits..      469,031      508,762      395,315
Premises and Equipment..................      246,515      221,806      167,260
Customers' Acceptance Liability.........       16,825       17,776        8,475
Accrued Interest Receivable.............       84,669       77,340       82,023
Other Real Estate.......................        9,306          594        4,123
Intangibles, Including Goodwill.........       87,673       94,515      102,929
Trading Securities......................           29       13,696       74,351
Other Assets............................      174,337      120,342      102,070
                                          -----------  -----------  -----------
    Total Assets........................  $13,206,784  $12,586,350  $12,462,127
                                          ===========  ===========  ===========
LIABILITIES
Domestic Deposits
  Demand--Non-Interest Bearing..........  $ 1,549,302  $ 1,436,794  $ 1,405,540
        --Interest Bearing..............    1,592,533    1,747,514    1,931,807
  Savings...............................    1,004,550    1,140,402    1,251,876
  Time..................................    2,204,242    1,639,497    1,581,534
Foreign Deposits........................    1,226,143    1,150,847      834,218
                                          -----------  -----------  -----------
    Total Deposits......................    7,576,770    7,115,054    7,004,975
Securities Sold Under Agreements to
 Repurchase.............................    1,926,540    2,136,204    2,509,550
Funds Purchased.........................      787,437      609,574      743,915
Short-Term Borrowings...................      476,867      594,475      579,966
Bank's Acceptances Outstanding..........       16,825       17,776        8,475
Accrued Pension Costs...................       21,145       23,510       24,367
Accrued Interest Payable................       49,473       49,253       34,347
Accrued Taxes Payable...................      160,306      133,720      154,291
Other Liabilities.......................       73,549       78,424       85,967
Long-Term Debt..........................    1,063,436      861,572      378,170
                                          -----------  -----------  -----------
    Total Liabilities...................   12,152,348   11,619,562   11,524,023
                                          -----------  -----------  -----------
Shareholders' Equity
Common Stock ($2 par value), authorized
 100,000,000 shares; issued and
 outstanding, 41,340,817; 41,851,466;
 and 28,425,038, respectively...........       82,682       83,703       56,850
Surplus.................................      240,080      260,040      284,886
Unrealized Valuation Adjustments........       13,902      (18,122)         537
Retained Earnings.......................      717,772      641,167      595,831
                                          -----------  -----------  -----------
    Total Shareholders' Equity..........    1,054,436      966,788      938,104
                                          -----------  -----------  -----------
    Total Liabilities and Shareholders'
     Equity.............................  $13,206,784  $12,586,350  $12,462,127
                                          ===========  ===========  ===========

                See Notes to Consolidated Financial Statements.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES
                              (AND PARENT COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           UNREALIZED
                                        COMMON             VALUATION  RETAINED
                              TOTAL      STOCK   SURPLUS   ADJUSTMENT EARNINGS
                            ----------  -------  --------  ---------- --------
                               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE
                                               AMOUNTS)
Balance at December 31,
 1992...................... $  828,328  $56,112  $272,810   $ (2,271) $501,677
Changes During 1993
  Net Income...............    132,567      --        --         --    132,567
  Sale of Common Stock
     85,515 Profit Sharing
     Plan..................      3,849      171     3,678        --        --
    151,543 Stock Option
     Plan..................      3,288      303     2,985        --        --
    180,390 Dividend
     Reinvestment Plan.....      7,729      361     7,368        --        --
  Stock Repurchased........     (2,052)     (97)   (1,955)       --        --
  Unrealized Valuation
   Adjustments
    Investment Securities..      2,878      --        --       2,878       --
    Foreign Exchange
     Translation
     Adjustment............        (70)     --        --         (70)      --
Cash Dividends Paid of
 $0.90 Per Share...........    (38,413)     --        --         --    (38,413)
                            ----------  -------  --------   --------  --------
Balance at December 31,
 1993...................... $  938,104  $56,850  $284,886   $    537  $595,831
Changes During 1994
  Net Income...............    117,738      --        --         --    117,738
  Sale of Common Stock
    250,286 Profit Sharing
     Plan..................      7,708      501     7,207        --        --
    204,909 Stock Option
     Plan..................      2,907      410     2,497        --        --
    239,211 Dividend
     Reinvestment Plan.....      7,401      478     6,923        --        --
  Stock Repurchased........    (44,297)  (2,824)  (41,473)       --        --
  Unrealized Valuation
   Adjustments
    Investment Securities..    (21,119)     --        --     (21,119)      --
    Foreign Exchange
     Translation
     Adjustment............      2,460      --        --       2,460       --
50 Percent Stock Dividend..        (59)  28,288       --         --    (28,347)
Cash Dividends Paid of
 $1.04 Per Share...........    (44,055)     --        --         --    (44,055)
                            ----------  -------  --------   --------  --------
Balance at December 31,
 1994...................... $  966,788  $83,703  $260,040   $(18,122) $641,167
Changes During 1995
  Net Income...............    121,800      --        --         --    121,800
  Sale of Common Stock
    96,251 Profit Sharing
     Plan..................      2,637      192     2,445        --        --
    443,879 Stock Option
     Plan..................      9,291      888     8,403        --        --
    228,321 Dividend
     Reinvestment Plan.....      7,095      457     6,638        --        --
  Stock Repurchased........    (40,004)  (2,558)  (37,446)       --        --
  Unrealized Valuation
   Adjustments
    Investment Securities..     28,630      --        --      28,630       --
    Foreign Exchange
     Translation
     Adjustment............      3,394      --        --       3,394       --
Cash Dividends Paid of
 $1.08 Per Share...........    (45,195)     --        --         --    (45,195)
                            ----------  -------  --------   --------  --------
Balance at December 31,
 1995...................... $1,054,436  $82,682  $240,080   $ 13,902  $717,772
                            ==========  =======  ========   ========  ========

                See Notes to Consolidated Financial Statements.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1995        1994        1993
                                            ----------  ----------  ----------
                                               (IN THOUSANDS OF DOLLARS)
Operating Activities
 Net Income................................ $  121,800  $  117,738  $  132,567
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating
  Activities:
   Provision for Loan Losses...............     16,967      21,921      54,188
   Depreciation and Amortization...........     33,165      30,321      25,681
   Deferred Income Taxes...................     25,431     (16,034)     21,865
   Realized and Unrealized Investment
    Security Gains.........................        --          --          (97)
   Realized (Gains) Losses on Investment
    Securities Available for Sale..........     (1,707)     14,980      (9,025)
   Net Decrease (Increase) in Trading
    Securities.............................     13,667         655      (2,482)
   Amortization of Deferred Lease Income...    (25,482)    (26,425)    (30,196)
   Amortization of Deferred Loan Fee
    Income.................................    (12,174)    (13,813)    (15,945)
   Decrease (Increase) in Interest
    Receivable.............................     (7,329)      4,683      12,386
   Increase in Interest Payable............        220      14,906       2,573
   Decrease (Increase) in Other Assets.....    (70,707)        765      10,921
   Decrease in Other Liabilities...........    (26,284)     (6,067)     (7,797)
                                            ----------  ----------  ----------
     Net Cash Provided by Operating
      Activities...........................     67,567     143,630     194,639
                                            ----------  ----------  ----------
Investing Activities
 Proceeds from Redemptions of Investment
  Securities Held to Maturity..............    956,491   1,514,596     957,408
 Purchases of Investment Securities Held
  to Maturity..............................   (535,499)   (546,966) (1,565,051)
 Proceeds from Sales of Investment
  Securities Available for Sale............    655,269     573,057     849,853
 Proceeds from Redemptions of Investment
  Securities Available for Sale............    150,507      96,019         --
 Purchases of Investment Securities
  Available for Sale....................... (1,379,626) (1,102,871)   (697,892)
 Net Increase (Decrease) in Interest-
  Bearing Deposits Placed in Other Banks...    (62,034)    110,688     594,794
 Decrease (Increase) in Funds Sold.........    (62,006)      3,532     443,882
 Increase in Loans, Net....................   (229,536)   (569,901)   (299,491)
 Purchases of Premises and Equipment.......    (49,893)    (72,798)    (28,426)
 Proceeds from Sale of Premises and
  Equipment................................      2,061       1,178         170
 Purchase of American Financial Services
  of Hawaii, Inc., Net of Cash and Non-
  Interest Bearing Deposits Acquired.......        --          --      (48,990)
 Purchase of Banque d'Hawaii (Vanuatu),
  Ltd., Net of Cash and Non-Interest
  Bearing Deposits Acquired................      6,808      39,963         --
 Purchase of National Bank of Solomon
  Islands, Net of Cash and Non-Interest
  Bearing Deposits Acquired................        --         (315)        --
                                            ----------  ----------  ----------
     Net Cash Provided (Used) by Investing
      Activities...........................   (547,458)     46,182     206,257
                                            ----------  ----------  ----------
Financing Activities
 Net Increase (Decrease) in Demand,
  Savings, and Time Deposits...............    450,487       1,346    (885,516)
 Proceeds from Lines of Credit and Long-
  Term Debt................................    854,779     510,049     294,846
 Principal Payments on Lines of Credit and
  Long-Term Debt...........................   (652,915)    (26,647)    (21,076)
 Net Increase (Decrease) in Short-Term
  Borrowings...............................   (149,409)   (493,178)    238,279
 Proceeds from Sale of Common Stock........     19,023      18,016      14,866
 Stock Repurchased.........................    (40,004)    (44,297)     (2,052)
 Cash Dividends............................    (45,195)    (44,114)    (38,413)
                                            ----------  ----------  ----------
     Net Cash Provided (Used) by Financing
      Activities...........................    436,766     (78,825)   (399,066)
                                            ----------  ----------  ----------
 Effect of Exchange Rate Changes on Cash...      3,394       2,460         (70)
                                            ----------  ----------  ----------
     Increase (Decrease) in Cash and Non-
      Interest Bearing Deposits............    (39,731)    113,447       1,760
                                            ----------  ----------  ----------
 Cash and Non-Interest Bearing Deposits at
  Beginning of Year........................    508,762     395,315     393,555
                                            ----------  ----------  ----------
     Cash and Non-Interest Bearing Deposits
      at End of Year....................... $  469,031  $  508,762  $  395,315
                                            ==========  ==========  ==========

                See Notes to Consolidated Financial Statements.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting principles followed by Bancorp Hawaii, Inc., and its subsidiaries (Bancorp), and the methods of applying those principles conform with generally accepted accounting principles and with general practice within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain accounts have been reclassified to conform with the 1995 presentation. The significant policies are summarized below.

 Organization/Consolidation

  Bancorp is a bank holding company providing varied financial services to customers in Hawaii, other areas of the Pacific Basin, and other selected markets. It is the largest of the bank holding companies headquartered in the State of Hawaii. The majority of Bancorp's operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities and trade financing. The principal subsidiaries of Bancorp are Bank of Hawaii and Bancorp Pacific, Inc. The consolidated financial statements include the accounts of Bancorp and its principal subsidiaries including any majority owned entities. Significant intercompany accounts have been eliminated and minority interests recognized in consolidation.

 Accounting Changes

  In May 1993, the Financial Accounting Standards Board (FASB) issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." The statement addresses the accounting by creditors for impairment of certain loans and requires these loans be measured based on the present value of expected future cash flows or if the loan is collateral dependent, the fair value of the collateral. This is a significant change from the currently applied rules for both Generally Accepted Accounting Principles and regulatory reporting. In October 1994, the FASB issued Statement No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," that amended Statement No. 114 by eliminating provisions for reporting income on impaired loans by creditors and clarifying disclosure requirements. Bancorp elected to implement the provisions of Statement No. 114, as amended, effective January 1, 1995.

  In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65." The statement requires mortgage companies and banks to recognize as separate assets the mortgage servicing rights on loans that are expected to be sold with servicing retained, regardless of whether the rights are purchased or originated. As permitted under the statement, Bancorp has elected to adopt the provision of the new standard effective January 1, 1996. The impact of adopting the new statement on Bancorp's financial position or results of operation is not expected to be material.

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The statement provides an alternative to the current rules under APB No. 25 in accounting for stock based compensation plans. Bancorp currently makes its disclosures for its stock based compensation plans in footnote L and will continue to account for stock based compensation accounts under APB No. 25. Proforma disclosures required by Statement No. 123 will be included in the financial statements for 1996.

  See Investment Securities for discussion of implementation of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

 Acquisition

  In January 1996, Bancorp announced the execution of an agreement, subject to regulatory approvals, to purchase most of Credit Lyonnais' interest in Banque de Tahiti, Banque de Nouvelle Caledonie, and two smaller finance companies. The acquisition will give Bancorp a majority interest in these entities which are currently accounted for using the equity method. Applications for regulatory approval are in process. Once all approvals have been received and the transaction is closed, these companies will be included in Bancorp's consolidated financial statements. As of September 30, 1995, total assets converted to U.S. dollars was approximately $1 billion for the four entities. The purchase price converted to U.S. dollars is approximately $53 million.

  In March 1995, Bancorp acquired the remaining 20% of the shares of Banque d'Hawaii (Vanuatu), Limited. This residual acquisition, like the original 80% purchase of Banque Indosuez Vanuatu, Limited in 1993, was accounted for using the purchase method. The goodwill recorded in this transaction was $1.1 million and is being amortized over 15 years. The combined purchase price totaled $13.8 million with unamortized goodwill totaling $10.1 million at year-end 1995. For year-end 1993, Banque d'Hawaii (Vanuatu), Limited was accounted for under the equity method. Since then, Banque d'Hawaii (Vanuatu), Limited has been included in the consolidated financial statements.

  In December 1994, Bancorp acquired a 51% interest in the National Bank of Solomon Islands (NBSI) for $4.8 million. The acquisition has been accounted for using the purchase method. At year-end, NBSI financial results have been included in the consolidated totals. Total assets of NBSI were $56.5 million and $50.3 million at year-ends 1995 and 1994, respectively. Goodwill recorded in this transaction was $2.4 million and is being amortized over 15 years.

  On May 7, 1993, Bank of Hawaii finalized the purchase of 100% of the shares of American Financial Services of Hawaii, Inc. (AFS), a trust holding company whose wholly-owned subsidiaries were Bishop Trust Limited and American Trust Company of Hawaii, Inc. AFS administered $2.7 billion in trust assets at the acquisition date. The acquisition has been accounted for under the purchase method, for the approximately $4 million of assets of AFS. Goodwill recorded in this transaction is being amortized on a straight line basis over 15 years. In 1994, AFS was merged into Hawaiian Trust Company, Limited.

  In conjunction with these acquisitions, liabilities were assumed as follows:

                                                     1995      1994      1993
                                                    -------  --------  --------
                                                    (IN THOUSANDS OF DOLLARS)
      Assets Acquired.............................. $14,127  $132,855  $ 65,002
      Cash Paid for Capital Stock..................  (1,786)  (16,913)  (51,500)
                                                    -------  --------  --------
      Liabilities Assumed.......................... $12,341  $115,942  $ 13,502
                                                    =======  ========  ========

 Advertising Costs

  The nature of Bancorp's marketing programs generally do not include direct-response advertising. Bancorp, therefore, recognizes its advertising costs as incurred. Advertising expenses were $11,144,000, $10,288,000 and $9,675,000 for 1995, 1994 and 1993, respectively.

 Cash and Non-Interest Bearing Deposits

  Cash and non-interest bearing deposits include the amounts due from other financial institutions as well as in-transit clearings. Under the terms of the Depository Institutions Deregulation and Monetary Control Act,

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

Bancorp is required to place reserves with the Federal Reserve Bank based on the amount of deposits held. For 1995, 1994 and 1993, the average amount of these reserve balances was $149,104,000; $157,486,000 and $165,616,000, respectively.

 Earnings Per Share

  The earnings per common share of Bancorp are based on the average common shares outstanding and the average common share equivalents. The earnings per common share of Bancorp are based on shares of 42,027,456, 42,824,531 and 42,967,790 in 1995, 1994 and 1993, respectively.

 Income Taxes

  Bancorp files a consolidated federal income tax return with the Bank of Hawaii, Bancorp Pacific, Inc. and its other domestic subsidiaries. Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities.

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

 Intangible Assets and Amortization

  The excess of the cost over the fair market value of tangible assets and liabilities purchased in various transactions by Bancorp is being amortized using the straight-line method over various periods not exceeding 15 years. Intangibles are reviewed periodically for other than temporary impairment. The amortization expense of these intangibles was $8,405,000; $9,315,000 and $7,161,000 for 1995, 1994 and 1993, respectively. As of December 31, 1995, the accumulated amortization totaled $32,932,000.

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

  As a result of having various foreign operations, Bancorp is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value. Bancorp has purchased foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its reported income. The forward contracts qualify as hedges for financial reporting purposes as they are tied to specific foreign assets and liabilities. Although the volatility of income over the entire twelve month period is reduced, increased volatility may be reported during interim periods.

  Valuation adjustments on foreign exchange swap and forward contracts are recognized through the income statement as a component of foreign currency gain or loss.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

 International Operations

  International operations include certain activities located domestically in the International Division, as well as branches and subsidiaries domiciled outside the United States. The operations of Bank of Hawaii and Bancorp Pacific, Inc. located in the Southern and Western Pacific which are denominated in U.S. dollars are classified as domestic.

 Investment Securities

  The method followed in determining the cost of investments sold was based on identified certificates for each of the three years ending December 31, 1995, 1994 and 1993. Bancorp adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," affecting the Statement of Condition as of December 31, 1993.

  Pursuant to the transition provisions of the FASB's Special Report on Statement 115, in December 1995, Bancorp transferred $235,099,000 of investment securities classified as held-to-maturity to the available-for-sale category. The unrealized gains and losses relating to these securities were $2,082,000 and $2,491,000, respectively. The primary reason for selecting these securities for reclassification was to further enhance Bancorp's flexibility in managing its investment portfolio.

  Investment Securities Held to Maturity are securities intended to be held for the full term of the security. These securities are stated at cost adjusted for amortization of premium and accretion of discount. Restricted equity securities represent Federal Home Loan Bank and Federal Reserve Bank shares, recorded at par, which is fair value. In 1995, there were no transfers from Investment Securities Held to Maturity other than the final transition adjustment previously mentioned.

  Investment Securities Available for Sale are recorded at market value with the unrealized gains and losses recorded as an unrealized valuation adjustment in equity, net of taxes. The market value of mortgage-backed securities are based on quoted market prices.

  Trading Securities are securities purchased and held principally for the purpose of selling them in the near term. The trading securities portfolio was comprised primarily of debt securities which have been recorded at market value. Changes in market value are recognized as a securities gain or loss through the income statement. During 1995, 1994 and 1993, the net gain (loss) from the trading securities portfolio was $623,000, $(740,000) and $947,000, respectively, and is recognized as a component of investment securities gains/losses in the income statement. Income from trading securities was $323,000, $604,000 and $660,000 for 1995, 1994 and 1993, respectively, and is included as part of other operating income.

 Loans

  Loans are carried at the principal amount outstanding. Interest income is generally recognized on the accrual basis. Net loan fees are deferred and amortized as an adjustment to yield.

  Bancorp's policy is to place loans on non-accrual as soon as a loan is delinquent over 90 days, unless unusual treatment is indicated by the type of borrowing agreement and/or collateral. At the time a loan is placed on non-accrual, all accrued but unpaid interest is reversed against current earnings. Subsequent payments received are generally applied to reduce the principal balance.

 Other Real Estate

  Other real estate is comprised of properties acquired through foreclosure proceedings, acceptance of a deed-in-lieu of foreclosure, abandoned bank premises and loans classified as in-substance foreclosure. A loan is

                     BANCORP HAWAII, INC. AND SUBSIDIARIES
classified as in-substance foreclosure when Bancorp has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. These properties are carried at the lower of cost or fair market value based on current appraisals less selling costs. Losses arising at the time of acquisition of such property acquired are charged against the reserve for possible loan losses. Subsequent re-evaluation of the properties, which indicate reduced value and carrying costs, are recognized through charges to operating expenses.

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

 Reserve for Possible Loan Losses

  The reserve for possible loan losses is established through provisions for possible loan losses charged against income. Loans deemed to be uncollectible are charged against the reserve for possible loan losses, and subsequent recoveries, if any, are credited to the reserve.

  Beginning in 1995, Bancorp adopted Statement No. 114. Under the new standard, the 1995 reserve for loan losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the reserve for possible loan losses related to these loans was based on undiscounted cash flows, the fair value of the collateral for collateral dependent loans, or other factors specific to the credit situation.

  The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance is based on Bancorp's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

NOTE B--INVESTMENT SECURITIES

  The following presents the details of the investment portfolio:

                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED AGGREGATE
                                       COST      GAINS      LOSSES   FAIR VALUE
                                    ---------- ---------- ---------- ----------
                                             (IN THOUSANDS OF DOLLARS)
AT DECEMBER 31, 1995
Securities Held to Maturity:
  Restricted Equity Securities..... $   16,062  $   --     $    --   $   16,062
  Debt Securities Issued by the
   U.S. Treasury and Agencies......    507,298    1,108        (833)    507,573
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................     33,812    1,808         --       35,620
  Debt Securities Issued by Foreign
   Governments.....................     29,091      325         --       29,416
  Mortgage Backed-Securities.......    540,461    5,122      (1,394)    544,189
  Other Debt Securities............      2,527        1         (24)      2,504
                                    ----------  -------    --------  ----------
    Totals......................... $1,129,251  $ 8,364    $ (2,251) $1,135,364
                                    ==========  =======    ========  ==========
Securities Available for Sale:
  Equity Securities................ $   70,358  $ 1,827    $    --   $   72,185
  Debt Securities Issued by the
   U.S. Treasury and Agencies......    670,980    9,186        (120)    680,046
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................      6,200      208         --        6,408
  Debt Securities Issued by Foreign
   Governments.....................     26,201      --          --       26,201
  Corporate Securities.............      2,891       21         (16)      2,896
  Mortgage Backed-Securities.......  1,434,038   12,502      (4,717)  1,441,823
  Other Debt Securities............      1,317       26         --        1,343
                                    ----------  -------    --------  ----------
    Totals......................... $2,211,985  $23,770    $ (4,853) $2,230,902
                                    ==========  =======    ========  ==========
AT DECEMBER 31, 1994
Securities Held to Maturity:
  Restricted Equity Securities..... $   49,200  $   --     $    --   $   49,200
  Debt Securities Issued by the
   U.S. Treasury and Agencies......  1,019,903      316     (21,124)    999,095
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................     37,578    1,367        (805)     38,140
  Debt Securities Issued by Foreign
   Governments.....................     35,672      533         --       36,205
  Mortgage Backed-Securities.......    623,565    1,718     (31,219)    594,064
  Other Debt Securities............     20,042       12         (99)     19,955
                                    ----------  -------    --------  ----------
    Totals......................... $1,785,960  $ 3,946    $(53,247) $1,736,659
                                    ==========  =======    ========  ==========
Securities Available for Sale:
  Equity Securities................ $    1,113  $   390    $    --   $    1,503
  Debt Securities Issued by the
   U.S. Treasury and Agencies......    615,001      201      (9,359)    605,843
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................      3,560        8        (151)      3,417
  Corporate Debt Securities........      3,878        2        (141)      3,739
  Mortgage Backed-Securities.......    716,581       50     (20,903)    695,728
  Other Debt Securities............     53,637    1,552        (494)     54,695
                                    ----------  -------    --------  ----------
    Totals......................... $1,393,770  $ 2,203    $(31,048) $1,364,925
                                    ==========  =======    ========  ==========

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED AGGREGATE
                                       COST      GAINS      LOSSES   FAIR VALUE
                                    ---------- ---------- ---------- ----------
                                             (IN THOUSANDS OF DOLLARS)
AT DECEMBER 31, 1993
Securities Held to Maturity:
  Restricted Equity Securities..... $   13,654  $   --     $   --    $   13,654
  Debt Securities Issued by the
   U.S. Treasury and
   Agencies........................  2,144,180   24,266        --     2,168,446
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................     40,566    3,260         (3)      43,823
  Debt Securities Issued by Foreign
   Governments.....................      9,175      --         --         9,175
  Mortgage Backed-Securities.......    516,001   10,111       (989)     525,123
  Other Debt Securities............     30,014    1,093        --        31,107
                                    ----------  -------    -------   ----------
    Totals......................... $2,753,590  $38,730    $  (992)  $2,791,328
                                    ==========  =======    =======   ==========
Securities Available for Sale:
  Equity Securities................ $    1,008  $   --     $   --    $    1,008
  Debt Securities Issued by the
   U.S. Treasury and
   Agencies........................    229,314    7,235        (52)     236,497
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................        881       38         (1)         918
  Corporate Debt Securities........      6,201       57        (13)       6,245
  Mortgage Backed-Securities.......    649,094    2,139     (4,062)     647,171
  Other Debt Securities............      1,614      --         --         1,614
                                    ----------  -------    -------   ----------
    Totals......................... $  888,112  $ 9,469    $(4,128)  $  893,453
                                    ==========  =======    =======   ==========

  The following presents an analysis of the contractual maturities of the investment securities portfolio as of December 31, 1995:

                                                                     ESTIMATED
                                                             COST    FAIR VALUE
                                                          ---------- ----------
                                                            (IN THOUSANDS OF
                                                                DOLLARS)
Securities Held to Maturity
  Due in One Year or Less................................ $  234,577 $  235,506
  Due After One Year Through Five Years..................    334,014    334,557
  Due After Five Years Through Ten Years.................      3,897      4,798
  Due After Ten Years....................................        240        252
                                                          ---------- ----------
                                                             572,728    575,113
Mortgage-Backed Securities...............................    540,461    544,189
Restricted Equity Securities.............................     16,062     16,062
                                                          ---------- ----------
                                                          $1,129,251 $1,135,364
                                                          ========== ==========
Securities Available for Sale
  Due in One Year or Less................................ $  133,471 $  133,590
  Due After One Year Through Five Years..................    465,993    473,233
  Due After Five Years Through Ten Years.................     37,015     37,449
  Due After Ten Years....................................     71,110     72,622
                                                          ---------- ----------
                                                             707,589    716,894
Mortgage-Backed Securities...............................  1,434,038  1,441,823
Equity Securities........................................     70,358     72,185
                                                          ---------- ----------
                                                          $2,211,985 $2,230,902
                                                          ========== ==========

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  Proceeds from sales and maturities of investment securities available for sale during 1995 were $548,403,000. Gross gains of $339,000 and gross losses of $454,000 were realized on those sales. The cumulative investment valuation reserve was $11,366,000 (net of taxes) as of December 31, 1995.

  Investment securities carried at $3,170,854,000, $3,056,198,000 and $3,396,469,000 were pledged to secure deposits of certain public (governmental) entities, repurchase agreements and swap agreements at December 31, 1995, 1994 and 1993, respectively. The December 31, 1995 amount included investment securities with a carrying value of $2,139,322,000 and a market value of $2,142,848,000 which were pledged solely for repurchase agreements.

NOTE C--LOANS

  Loans consisted of the following at year-end:

                                                   1995       1994       1993
                                                ---------- ---------- ----------
                                                   (IN THOUSANDS OF DOLLARS)
      Domestic Loans
        Commercial and Industrial.............. $1,902,189 $1,830,803 $1,709,194
        Real Estate
          Construction--Commercial.............    198,480    113,089    136,225
                        Residential............      9,834     17,882     35,078
          Mortgage--Commercial.................  1,308,779  1,240,959  1,230,558
                    Residential................  2,727,398  2,872,824  2,475,971
        Installment............................    817,337    741,612    676,170
                                                ---------- ---------- ----------
            Total Domestic Loans...............  6,964,017  6,817,169  6,263,196
                                                ---------- ---------- ----------
      Foreign Loans............................    795,477    696,734    593,497
                                                ---------- ---------- ----------
            Subtotal...........................  7,759,494  7,513,903  6,856,693
                                                ---------- ---------- ----------
      Lease Financing
        Direct.................................    124,753    103,462    119,908
        Leveraged..............................    268,159    274,628    281,767
                                                ---------- ---------- ----------
            Lease Financing....................    392,912    378,090    401,675
                                                ---------- ---------- ----------
            Total Loans........................ $8,152,406 $7,891,993 $7,258,368
                                                ========== ========== ==========

  Commercial and mortgage loans totaling $1,055,704,000 were pledged to secure certain public deposits and Federal Home Loan Bank advances at December 31, 1995.

  Certain directors and executive officers of Bancorp, its subsidiary companies, companies in which they are principal owners, and trusts in which they are involved, were loan customers of Bancorp subsidiaries during 1995, 1994 and 1993. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal risk of collection. Such loans at December 31, 1995, 1994 and 1993 amounted to $37,335,000, $79,244,000 and $83,877,000, respectively. During 1995, the activity in these loans included new borrowings of $42,212,000, repayments of $81,931,000, and other changes of $2,190,000.
Other changes relate to new and retiring directors or companies and trusts in which they are involved.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  Transactions in the reserve for possible loan losses were as follows:

                                                     1995      1994      1993
                                                   --------  --------  --------
                                                   (IN THOUSANDS OF DOLLARS)
      Balance at Beginning of Year................ $148,508  $125,284  $128,626
      Provision Charged to Operations.............   16,967    21,921    54,188
      Reserves Acquired...........................      --      1,437       --
      Charge-Offs.................................  (27,857)  (25,437)  (65,732)
      Recoveries..................................   14,361    25,303     8,202
                                                   --------  --------  --------
          Net Charge-Offs.........................  (13,496)     (134)  (57,530)
                                                   --------  --------  --------
          Balance at End of Year.................. $151,979  $148,508  $125,284
                                                   ========  ========  ========

  At December 31, 1995, the recorded investment in loans that are considered to be impaired under Statement 114 was $7,500,000 (all of which were on a non-accrual basis). The $7,500,000 of impaired loans have a related reserve for possible loan losses of $700,000. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $21,902,000. For the year ended December 31, 1995, Bancorp recognized interest income on those impaired loans of $2,038,000. There was no cash basis interest income recognized on impaired loans during the year.

NOTE D PREMISES AND EQUIPMENT

  Bancorp and its subsidiaries own and lease premises primarily consisting of operating facilities, the majority of which are located in Hawaii. Bank of Hawaii owns four significant properties, the largest of which are condominium units in the Financial Plaza of the Pacific (FPP) in which the Bank's main branch and administrative offices are located. Portions of the FPP are owned in fee simple or leased. The capital leases are for portions (less than 12%) of the FPP. Details of the capital leases are included in the long term debt footnote. Additionally, Bank of Hawaii owns a two-story building on the outskirts of downtown Honolulu which houses data processing and certain other operational functions; a five-story building in downtown Honolulu which houses administrative departments; and Bancorp Hale O'Kapolei, a 248,000 square foot operations facility in the Kapolei area on Oahu. Hale O'Kapolei was completed and placed in service in 1995. Interest expense of $1,500,000 has been capitalized while Hale O'Kapolei was under construction for 1995. Bancorp Pacific, Inc. owns the fifth property, its five-story administrative offices in downtown Honolulu.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  The following is a summary of data for major categories of premises and equipment:

                                                           ACCUMULATED
                                                           DEPRECIATION
                                                               AND      NET BOOK
                                                    COST   AMORTIZATION  VALUE
                                                  -------- ------------ --------
                                                    (IN THOUSANDS OF DOLLARS)
      December 31, 1995
        Premises................................. $267,724  $ (76,543)  $191,181
        Capital Leases...........................    4,464       (536)     3,928
        Equipment................................  136,965    (85,559)    51,406
                                                  --------  ---------   --------
                                                  $409,153  $(162,638)  $246,515
                                                  ========  =========   ========
      December 31, 1994
        Premises................................. $236,619  $ (67,792)  $168,827
        Capital Leases...........................    4,464       (357)     4,107
        Equipment................................  122,678    (73,806)    48,872
                                                  --------  ---------   --------
                                                  $363,761  $(141,955)  $221,806
                                                  ========  =========   ========
      December 31, 1993
        Premises................................. $187,614  $ (60,588)  $127,026
        Equipment................................  107,167    (66,933)    40,234
                                                  --------  ---------   --------
                                                  $294,781  $(127,521)  $167,260
                                                  ========  =========   ========

  The amounts of depreciation and amortization (including capital lease amortization) included in consolidated expense were $24,760,000, $21,006,000 and $18,520,000 in 1995, 1994 and 1993, respectively.

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

  Future minimum payments, by year and in the aggregate, for noncancelable operating leases with initial or remaining terms of one year or more and capital leases consisted of the following at December 31, 1995:

                                                               CAPITAL OPERATING
                                                               LEASES   LEASES
                                                               ------- ---------
                                                               (IN THOUSANDS OF
                                                                   DOLLARS)
      1996.................................................... $     7 $ 11,199
      1997....................................................       7    9,936
      1998....................................................       7    9,255
      1999....................................................       7    8,121
      2000....................................................       7    7,587
      Thereafter..............................................  34,938  104,723
                                                               ------- --------
          Total Minimum Lease Payments........................ $34,973 $150,821
      Amounts Representing Interest...........................  29,486      --
                                                               ------- --------
      Present Value of Net Minimum Lease Payments............. $ 5,487 $    --
                                                               ======= ========

  Minimum future rentals receivable under subleases for noncancelable operating leases at December 31, 1995, amounted to $1,563,000.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  Rental expense for all operating leases consisted of:

                                                       1995     1994     1993
                                                      -------  -------  -------
                                                         (IN THOUSANDS OF
                                                             DOLLARS)
      Minimum Rentals................................ $21,573  $21,219  $22,592
      Sublease Rental Income.........................    (606)    (634)    (583)
                                                      -------  -------  -------
                                                      $20,967  $20,585  $22,009
                                                      =======  =======  =======

NOTE E--DEPOSITS

  Interest on deposit liabilities in 1995, 1994 and 1993 consisted of the following:

                                                       1995     1994     1993
                                                     -------- -------- --------
                                                     (IN THOUSANDS OF DOLLARS)
      Domestic Interest-Bearing Demand Accounts..... $ 50,913 $ 42,321 $ 45,136
      Domestic Savings Accounts.....................   30,558   27,910   32,654
      Domestic Time Accounts........................   98,528   65,908   77,736
      Foreign Deposits..............................   59,538   53,374   43,131
                                                     -------- -------- --------
                                                     $239,537 $189,513 $198,657
                                                     ======== ======== ========

  Time deposits with balances of $100,000 or more in domestic banking offices were $927,947,000 in 1995. Of this amount, $306,601,000 represents deposits of public (governmental) entities which require collaterization by acceptable securities. The majority of deposits in the foreign category are time deposits in denominations of $100,000 or more.

  Maturities of domestic time deposits of $100,000 or more at December 31, 1995, are summarized as follows:

                                                                     DOMESTIC
                                                                   -------------
                                                                   (IN THOUSANDS
                                                                    OF DOLLARS)
      Under 3 Months..............................................   $420,197
      4 to 6 Months...............................................    146,236
      7 to 12 Months..............................................    249,269
      Over 12 Months..............................................    112,245
                                                                     --------
                                                                     $927,947
                                                                     ========

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

NOTE F--SHORT-TERM BORROWINGS

  Details of short-term borrowings for 1995, 1994 and 1993 were as follows:

                                               SECURITIES
                                               SOLD UNDER     OTHER
                                     FUNDS     AGREEMENTS   COMMERCIAL SHORT-TERM
                                   PURCHASED  TO REPURCHASE   PAPER    BORROWINGS
                                   ---------  ------------- ---------- ----------
                                             (IN THOUSANDS OF DOLLARS)
   1995
     Amounts Outstanding December
      31.........................  $787,437    $1,926,540    $ 73,509   $403,358
     Average Amount Outstanding
      During Year................   532,787     2,120,220      69,002    433,046
     Maximum Amount Outstanding
      at Any Month's End.........   787,437     2,263,425      85,600    601,990
     Weighted-Average Interest
      Rate During Year*..........      6.04%         5.76%       5.08%      3.78%
     Weighted-Average Interest
      Rate on Balance Outstanding
      at End of Year.............      5.57%         5.57%       5.18%      4.99%
   1994
     Amounts Outstanding December
      31.........................  $609,574    $2,136,204    $ 69,113   $525,362
     Average Amount Outstanding
      During Year................   593,019     2,404,401     107,537    495,673
     Maximum Amount Outstanding
      at Any Month's End.........   655,026     2,730,270     176,072    557,293
     Weighted-Average Interest
      Rate During Year*..........      4.27%         4.10%       3.44%      3.28%
     Weighted-Average Interest
      Rate on Balance Outstanding
      at End of Year.............      5.79%         5.26%       4.24%      3.92%
   1993
     Amounts Outstanding December
      31.........................  $743,915    $2,509,550    $141,627   $438,339
     Average Amount Outstanding
      During Year................   754,051     2,644,935      92,092    234,450
     Maximum Amount Outstanding
      at Any Month's End.........   967,121     2,995,725     141,627    507,356
     Weighted-Average Interest
      Rate During Year*..........      3.20%         3.30%       2.96%      4.49%
     Weighted-Average Interest
      Rate on Balance Outstanding
      at End of Year.............      3.15%         3.35%       2.89%      2.79%

--------
   * Average rates for the year are computed by dividing actual interest expense on borrowings by average daily borrowings.

  Funds purchased generally mature on the day following the date of purchase. Commercial paper is issued by the parent corporation in various denominations generally maturing 90 days or less from date of issuance.

  Securities sold under agreements to repurchase were treated as financings and the obligations to repurchase the identical securities sold were reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. At December 31, 1995, the weighted average contractual maturity of these agreements was 68 days and represent investments by public (governmental) entities, primarily the State of Hawaii ($1.4 billion) and a local municipality ($0.4 billion). A schedule of maturities of these agreements is as follows:

                                                                   (IN THOUSANDS
                                                                    OF DOLLARS)
      Overnight...................................................  $      --
      Less than 30 days...........................................     603,474
      30 to 90 days...............................................     866,303
      Over 90 days................................................     456,763
                                                                    ----------
                                                                    $1,926,540
                                                                    ==========

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  A line of credit totaling $50,000,000 is used to back up commercial paper issued in the name of Bancorp. At December 31, 1995, there was no balance outstanding. Fees on the unused amount of this line were $40,000, in 1995.

  Other short-term borrowings consist mainly of Foreign Call Deposits, Treasury Tax and Loan balances, Federal Home Loan Bank Advances, and Bank Notes. The foreign call deposits generally mature in 90 days and bear interest rates reflecting such maturities. The Treasury Tax and Loan balances represent tax payments collected on behalf of the U.S. government and are callable at any time, and bear market interest rates. The Federal Home Loan Bank advances (secured by certain mortgage loans and FHLB stock) mature within one year and bear interest rates between 5.60% and 5.98%. The Bank note, which totaled $199.9 million at December 31, 1995, bears a fixed interest rate of 5.57% and matures in November 1996.

NOTE G LONG-TERM DEBT

  Amounts outstanding as of year-end were as follows:

                                                      1995      1994     1993
                                                   ---------- -------- --------
                                                    (IN THOUSANDS OF DOLLARS)
      Medium-Term Notes........................... $  709,747 $604,441 $149,830
      Federal Home Loan Bank Advances.............    229,545  133,400  103,500
      Subordinated Notes..........................    118,657  118,609  124,840
      Capitalized Lease Obligations...............      5,487    5,122      --
                                                   ---------- -------- --------
                                                   $1,063,436 $861,572 $378,170
                                                   ========== ======== ========

  In 1995, Bank of Hawaii incorporated its existing medium term note program into a $1.0 billion revolving note program. Under the terms of this program, upon repayment of outstanding notes, the Bank may issue additional notes provided that the aggregate amount outstanding does not exceed $1.0 billion. At December 31, 1995, there was a total of $849,682,000 outstanding under this program, of which $649,747,000 was classified as long-term. The notes, which were issued in 1994 and 1995, are unsecured. The 1994 notes carry two year terms and have floating interest rates which are tied to the three month LIBOR rate. These rates are adjusted quarterly. The 1995 notes carry thirteen month terms and have a fixed interest rate of 5.5%.

  Privately placed medium term notes issued by Bancorp totaled $60.0 million at December 31, 1995. The notes, which were issued in 1995, carry three year terms and bear interest at rates from 6.08% to 6.48%.

  The Federal Home Loan Bank (FHLB) advances bear interest at rates from 4.40% to 8.00%. The advances mature from 1996 through 2002. At December 31, 1995, loans totaling $275,500,000 were pledged to secure these advances along with FHLB stock.

  The subordinated notes, which were issued in 1993, have a fixed interest rate of 6.875% and mature in 2003.

  The capitalized lease obligations are for certain condominium units in the Financial Plaza of the Pacific. The leases began in 1993 and have 60 year terms. The lease payments allocated to the capital leases are fixed at $7,000 per year until 2002; $605,000 per year from 2003 to 2007 and $665,000 per year from 2008 to 2012. The rates are negotiable thereafter.

  Long-term debt maturities for the five years succeeding December 31, 1995, are $493,808,000 in 1996; $248,952,000 in 1997; $123,007,000 in 1998;
$54,007,000 in 1999 and $18,882,000 in 2000.

  Interest paid on long-term debt in 1995 totaled $53,926,000.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

NOTE H--SHAREHOLDERS' EQUITY

  Certain of Bancorp's consolidated subsidiaries (including Bank of Hawaii and Bancorp Pacific, Inc.) are subject to regulatory restrictions that limit cash dividends and loans to Bancorp. As of December 31, 1995, approximately $420,581,000 of undistributed earnings of Bancorp's consolidated subsidiaries were available for distribution to Bancorp without prior regulatory approval.

  The following is a breakdown of the unrealized valuation adjustment component of shareholders' equity as of December 31:

                                                      1995     1994     1993
                                                     ------- --------  -------
                                                         (IN THOUSANDS OF
                                                             DOLLARS)
      Foreign Exchange Translation Adjustment....... $ 2,536 $   (858) $(3,318)
      Investment Securities.........................  11,366  (17,264)   3,855
                                                     ------- --------  -------
      Unrealized Valuation Adjustments.............. $13,902 $(18,122) $   537
                                                     ======= ========  =======

NOTE I--INTERNATIONAL OPERATIONS

  The following table provides certain selected financial data for Bancorp's international operations for the years ended:

                                                   1995       1994       1993
                                                ---------- ---------- ----------
                                                   (IN THOUSANDS OF DOLLARS)
      International
        Average Assets......................... $1,724,347 $1,699,168 $1,908,883
        Average Loans..........................    745,948    667,828    666,091
        Average Deposits.......................  1,025,821  1,240,692  1,259,042
        Operating Revenue......................    107,884     97,134     94,096
        Income Before Taxes....................      9,353     12,000     13,425
        Net Income.............................      4,805      7,137      8,528

  Average assets consist primarily of short-term interest-bearing deposits with foreign branches of U.S. banks and large international banks. On average, these deposits were $648,473,000, $802,833,000 and $1,086,554,000 during 1995,
1994 and 1993, respectively.

  To measure international profitability, Bancorp maintains an internal transfer pricing system for the use of domestic funds and makes certain income and expense allocations. Interest rates used in determining charges on advances of funds are based on prevailing deposit rates. Overhead is allocated to reflect services rendered by administrative units to profit centers.

NOTE J--CONTINGENT LIABILITIES

  Bancorp is a defendant in various legal proceedings and, in addition, there are various other contingent liabilities arising in the normal course of business. After consultation with legal counsel, management does not anticipate that disposition of these proceedings and contingent liabilities will have a material effect upon the consolidated financial statements.

NOTE K--RETIREMENT, POSTRETIREMENT BENEFITS AND PROFIT-SHARING PLANS

  Bancorp has a non-contributory, defined benefit retirement plan (Retirement
Plan) which covers salaried employees of Bancorp and participating subsidiaries who have met the Retirement Plan's eligibility requirements. Benefits are based on years of service and an average of the five highest years of annual

                     BANCORP HAWAII, INC. AND SUBSIDIARIES
compensation. Bancorp's funding policy is to contribute annually an amount that falls within the minimum and maximum range deductible for income tax purposes. Retirement Plan assets are managed by investment advisors in accordance with investment policies established by the Retirement Plan Trustees. Investments are generally marketable securities including stocks, bonds and money market funds.

  Bancorp has a non-qualified excess benefit plan (Excess Plan) which covers all employees of Bancorp and participating subsidiaries who have met eligibility requirements. The unfunded Excess Plan recognizes the liability to Excess Plan participants for amounts exceeding those allowed to be included in the Retirement Plan. The table following includes the status of this Excess Plan.

  In 1995, Bancorp reevaluated its benefit programs and changed its defined benefit and defined contribution plans. The benefits provided by both the qualified and non-qualified defined benefit plans were "frozen" as of December 31, 1995 with a phase out provided to certain groups of staff members. In conjunction with this restructuring, qualifying staff were offered an early retirement option. The option for staff members who were at least 50 years of age with 9 years or more of eligible service provided an extra 5 years of service and 5 years of age for benefit calculation purposes. In addition, the staff member received $250.00 per month until age 65 to defray medical benefit costs. The early retirement option was elected by 340 staff members, almost 75% of those eligible. The curtailment gain for the retirement plan was $2,971,000 and the curtailment loss for the excess retirement plan was $2,811,000.

  The following table sets forth both the Retirement Plan and Excess Plan's funded status and amounts recognized in Bancorp's statement of condition at December 31.

                                                     1995      1994      1993
                                                   --------  --------  --------
                                                   (IN THOUSANDS OF DOLLARS)
      Actuarial Present Value of Benefit
       Obligations:
        Vested Benefit Obligation................  $ 71,159  $ 59,208  $ 56,553
                                                   ========  ========  ========
        Accumulated Benefit Obligation...........  $ 75,725  $ 63,445  $ 61,038
                                                   ========  ========  ========
        Projected Benefit Obligation.............  $ 82,443  $ 98,443  $ 99,831
      Plan Assets (Primarily Marketable
       Securities) at Fair Value.................    63,519    78,689    73,064
                                                   --------  --------  --------
      Projected Benefit Obligation in Excess of
       Plan Assets...............................   (18,924)  (19,754)  (26,767)
      Unrecognized Net (Gain)/Loss...............      (836)   (3,766)    2,287
      Unrecognized Net Obligation at January 1,
       1985 Being Recognized Over 15 Years.......         0    (1,841)   (2,220)
      Unrecognized Net Asset at December 31,
       1995......................................    (1,501)        0         0
      Prior Service Cost Not Yet Recognized in
       Net Periodic Pension Cost.................         0     1,907     2,333
                                                   --------  --------  --------
      Accrued Pension Liability Recognized in the
       Statement of Condition....................  $(21,261) $(23,454) $(24,367)
                                                   ========  ========  ========

  Net pension costs included the following components:

                                                     1995     1994     1993
                                                    -------  -------  -------
                                                       (IN THOUSANDS OF
                                                           DOLLARS)
      Service Cost--Benefits Earned During the
      Period....................................... $ 6,881  $ 7,561  $ 6,803
      Interest Cost on Projected Benefit
      Obligation...................................   8,000    7,299    6,626
      Actual Return on Assets......................  (6,122)   1,533   (5,992)
      Net Amortization and Deferral................     111   (8,080)     557
                                                    -------  -------  -------
      Net Periodic Pension Cost.................... $ 8,870  $ 8,313  $ 7,994
                                                    =======  =======  =======

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  Assumptions used in the accounting were as follows:

                                                                 DECEMBER 31,
                                                               -----------------
                                                               1995  1994  1993
                                                               ----- ----- -----
      Weighted-Average Discount Rates......................... 7.50% 8.25% 7.50%
      Rates of Increase in Compensation Levels................ 5.00% 5.00% 5.00%
      Expected Long-Term Rate of Return on Assets............. 8.50% 8.50% 8.50%

  There is a deferred-compensation profit-sharing plan (Profit Sharing Plan) for the benefit of all employees of Bancorp and its subsidiaries who have met the Profit Sharing Plan's eligibility requirements. The Profit Sharing Plan provides for annual contributions based on a schedule of performance levels. The schedule establishes the percentage of adjusted net income to be contributed based on Adjusted Returns on Equity. Members of the Profit Sharing Plan are permitted to receive up to 50% of their annual allocation in cash. The amounts deferred may be invested in several mutual funds, along with a fund invested in shares of common stock of Bancorp Hawaii, Inc. Bancorp contributions amounted to $7,629,000 in 1995; $7,344,000 in 1994 and $9,602,000 in 1993.

  The reevaluation of Bancorp's benefit plans extended to the Profit Sharing Plan. Effective January 1, 1996, the Profit Sharing Plan has been enhanced with a company matching of the 401(k) contribution of $1.25 for each $1.00 contributed by the staff member up to 2% of their compensation.

  Bancorp has also established a new defined contribution money purchase plan for which it will contribute 4% of compensation to staff members meeting certain eligibility and vesting requirements. The money purchase plan has a one year eligibility requirement and a five year vesting period. Staff members meeting these requirements as of January 1, 1996 immediately became participants. Participants will be allowed to select from several investment options, including various mutual funds.

  Bancorp adopted SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) as of January 1, 1993. This postretirement benefits plan provides group life, dental and medical insurance coverage for retirees. The benefits provide for a "sharing of costs" where both the employer and employees pay a portion of the premium cost. Most of the employees of Bancorp and its subsidiaries who have met the eligibility requirements are covered. Bancorp elected to recognize the transition obligation over 20 years as allowed upon adoption of SFAS 106. Bancorp has no segregated assets to provide postretirement benefits as of December 31, 1995, 1994 and 1993.

  The curtailment of the defined benefit plans described earlier also affected the post retirement benefit plan. A curtailment loss of $772,000 was recorded in 1995 to reflect the change.

  The following schedule presents the funded status of the liability as of December 31, 1995, 1994 and 1993.

                                                    1995      1994      1993
                                                  --------  --------  --------
                                                  (IN THOUSANDS OF DOLLARS)
      Accumulated Postretirement Benefit
       Obligation
        Retirees................................. $(14,515) $ (8,785) $ (8,869)
        Other Fully Eligible Plan Participants...   (3,054)   (6,243)   (6,038)
        Other Active Plan Participants...........  (11,095)   (8,863)   (9,447)
                                                  --------  --------  --------
          Total..................................  (28,664)  (23,891)  (24,354)
      Plan Assets................................        0         0         0
                                                  --------  --------  --------
      Accumulated Postretirement Benefit
       Obligation in Excess of Plan Assets.......  (28,664)  (23,891)  (24,354)
      Unrecognized Transition Obligation Being
       Amortized Over 20 Years...................   11,838    13,166    13,337
      Unrecognized Net Gain/(Loss)...............     (459)   (2,833)      699
                                                  --------  --------  --------
      Accrued Postretirement Benefit Liability... $(17,285) $(13,558) $(10,318)
                                                  ========  ========  ========

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  The Net Periodic Postretirement Benefit Cost was:

                                                            1995   1994   1993
                                                           ------ ------ ------
                                                             (IN THOUSANDS OF
                                                                 DOLLARS)
      Service Cost........................................ $1,046 $1,089 $1,151
      Interest Cost.......................................  1,912  1,820  1,678
      Amortization of Transition Obligation...............    647    731    702
                                                           ------ ------ ------
      Net Periodic Postretirement Benefit Cost............ $3,605 $3,640 $3,531
                                                           ====== ====== ======

  The following table presents the assumptions utilized to determine the expense and liability:

                                                             1995   1994   1993
                                                            ------ ------ ------
      Health Care Cost Trend Rate.......................... 15.00% 15.00% 15.00%
      Dental Care Cost Trend Rate..........................  7.50%  7.50%  7.50%
      Weighted Average Discount Rate.......................  7.50%  8.25%  7.50%
      Rate of Increase in Compensation Level...............  5.00%  5.00%  5.00%

  The health care cost trend rate is projected at 15.0% per year until the year 2000 leveling to the ultimate 7.0%. A one percent increase in that trend rate of assumption (with all other assumptions remaining constant) would increase the service and interest cost components of the net periodic postretirement cost from $2,958,000 to $3,360,000. The impact of this one percent increase in the trend rates on the accumulated postretirement benefit obligation would be an increase to $24,835,000 at December 31, 1995.

NOTE L--STOCK OPTION PLANS

  The Bancorp Stock Option Plans (the Plans) are administered by the Compensation Committee appointed by Bancorp's Board of Directors. The options allow participants to purchase shares of common stock for a specified exercise price anytime beginning one year after the option has been granted and expiring 10 years thereafter. The exercise price is equal to the fair market value of the stock on the date the option was granted. At year-end, the exercise price (per share) of options outstanding were between $12.09 and $36.75. The price (per share) range of options exercised during 1995 was between $10.03 and $29.50 on an actual price basis.

  The Plans also provide certain participants with tandem stock appreciation rights (SAR). The SAR can be exercised in lieu of the exercise of the options. The Compensation Committee has limited the exercise of SARs to $1 million per year, allocated among the participants.

  The following table presents the activity of Stock Option Plans for the years indicated:

                                            SHARES UNDER STOCK OPTION PLANS
                                           --------------------------------
                                             1995       1994       1993
                                           ---------  ---------  ---------
      Outstanding at beginning of year.... 1,842,039  1,340,967  1,254,880
      Add (Deduct):
        Granted (Including Stock
         Dividends).......................   566,000    812,685    269,000
        Canceled or Surrendered...........  (141,710)   (71,117)   (31,370)
        Exercised.........................  (443,876)  (240,496)  (151,543)
                                           ---------  ---------  ---------
      Outstanding at End of Year.......... 1,822,453  1,842,039  1,340,967
                                           ---------  ---------  ---------
      Options Exercisable................. 1,278,953  1,721,288  1,013,451
      Shares Available for Future Grants.. 1,396,056  1,820,346     23,173

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

NOTE M--OTHER OPERATING EXPENSE

  Other operating expense at year-end was as follows:

                                                        1995     1994    1993
                                                      -------- -------- -------
                                                      (IN THOUSANDS OF DOLLARS)
      FDIC Insurance................................. $  7,632 $ 13,592 $15,119
      Legal and Other Professional Fees..............   15,623   18,209  11,847
      Advertising....................................   11,144   10,288   9,675
      Stationery and Supplies........................    9,247    8,769   7,485
      Other..........................................   61,914   61,181  50,636
                                                      -------- -------- -------
          Total...................................... $105,560 $112,039 $94,762
                                                      ======== ======== =======

NOTE N--INCOME TAXES

  The income tax provision includes the following components:

                                                       1995     1994     1993
                                                      ------- --------  -------
                                                          (IN THOUSANDS OF
                                                              DOLLARS)
      Current........................................ $46,617 $ 92,676  $57,975
      Deferred.......................................  25,431  (15,035)  21,865
                                                      ------- --------  -------
      Provision for Income Taxes..................... $72,048 $ 77,641  $79,840
                                                      ======= ========  =======

  The 1995, 1994 and 1993 tax provision includes state tax expense of $9,285,000, $13,786,000 and $14,719,000, respectively. The current provision also includes taxes on the gains and losses on the sale of securities of $975,000; $(7,051,000) and $3,495,000 for 1995, 1994 and 1993, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995, 1994 and 1993 reclassified based on the tax returns as filed, are as follows:

                                                    1995      1994      1993
                                                  --------  --------  --------
                                                  (IN THOUSANDS OF DOLLARS)
      Deferred tax liabilities:
        Lease transactions....................... $181,122  $175,801  $166,511
        Deferred investment tax credits..........    6,851     7,318     7,652
        Accelerated depreciation.................    1,359     1,773     2,335
        Core deposit intangible..................   10,206    11,270    12,335
                                                  --------  --------  --------
          Total deferred tax liabilities.........  199,538   196,162   188,833
                                                  --------  --------  --------
      Deferred tax assets:
        Reserve for loan losses..................   54,390    53,886    45,223
        Accrued pension cost.....................    5,821     6,502     7,227
        Net operating loss carry forwards........    1,299     2,245     3,988
        Securities valuation reserve.............   (7,470)   11,871    (2,110)
        Other--net...............................    1,559     3,374     1,690
                                                  --------  --------  --------
          Total deferred tax assets..............   55,599    77,878    56,018
        Valuation allowance for deferred tax
         assets..................................   (1,299)   (1,523)   (2,026)
                                                  --------  --------  --------
          Net deferred tax assets................   54,300    76,355    53,992
                                                  --------  --------  --------
      Net deferred tax liabilities............... $145,238  $119,807  $134,841
                                                  ========  ========  ========

  For financial statement purposes, Bancorp had deferred investment tax credits for property purchased for lease to customers of $6,851,000, $7,318,000 and $7,652,000 at December 31, 1995, 1994 and 1993,

                     BANCORP HAWAII, INC. AND SUBSIDIARIES
respectively. In 1995, 1994 and 1993, investment tax credits included in the computation of the provision for income taxes were $467,000; $334,000 and $157,000, respectively.

  The following analysis reconciles the Federal statutory income tax rate to the effective consolidated income tax rate:

                                                              1995  1994  1993
                                                              ----  ----  ----
      Statutory Federal Income Tax Rate...................... 35.0% 35.0% 35.0%
      Increase (Decrease) in Tax Rate Resulting From:
        State Taxes, Net of Federal Income Tax and Foreign
         Tax Adjustments.....................................  3.1   4.6   4.5
        Tax-Exempt Interest Income........................... (0.5) (0.5) (0.6)
        Effect of Tax Rate Change on Deferred Tax Assets and
         Liabilities.........................................  --    --    0.2
        Low Income Housing and Investment Tax Credit......... (0.7) (0.4) (0.5)
        Other................................................  0.3   1.0  (1.0)
                                                              ----  ----  ----
      Effective Tax Rate..................................... 37.2% 39.7% 37.6%
                                                              ====  ====  ====

  Bancorp Pacific, Inc. has qualified under provisions of the Internal Revenue Code that permit federal income taxes to be computed after deduction of additions to bad debt reserves. These deductions are subject to the alternative minimum tax and are computed as a percentage of taxable income, subject to certain limitations based on aggregate loans and savings deposits. The percentage of taxable income bad debt deduction available to Bancorp Pacific, Inc. was 8.0% of taxable income for 1995, 1994 and 1993. For financial statement purposes, no deferred income tax liability has been recorded for tax bad debt reserves that arose in tax years beginning before December 31, 1987. Such tax bad debt reserves total approximately $18.2 million for which no provision for federal income taxes has been provided. If these amounts are used for purposes other than to absorb bad debt losses, they will be subject to federal income taxes at the then applicable rates.

NOTE O--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  Bancorp is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest and foreign exchange rates. These financial instruments include commitments to extend credit, foreign exchange contracts, standby letters of credit, and interest rate swaps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of condition. The contract or notional amounts of those instruments reflect the extent of involvement Bancorp has in particular classes of financial instruments. The FASB has segregated certain of these off-balance sheet financial instruments which include foreign exchange and interest rate swap type of instruments, as derivative financial instruments. FASB has further categorized these derivative financial instruments into "held or issued for purposes other than trading" or "trading." Bancorp has not utilized these derivative financial instruments for trading purposes.

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

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  Descriptions of these financial instruments with off balance sheet risks follow:

 Traditional Off Balance Sheet Risk Instruments

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's credit worthiness on an individual basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include cash, accounts receivable, inventory, and property, plant, and equipment.

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

 Derivative Financial Instruments Held or Issued for Other Than Trading

  Foreign exchange contracts are contracts for delayed delivery of a foreign currency in which the seller agrees to make delivery at a specified future date at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in exchange rates and interest rates. Collateral is generally not required for these transactions. Net revenue (loss) on foreign exchange contracts totaled $0.3 million, $0.2 million and $1.2 million for 1995, 1994 and 1993, respectively.

  Bancorp enters into various interest-rate swaps in managing its interest-rate risk. In these arrangements, Bancorp agrees to exchange, at specified intervals, the difference between fixed- and floating-interest amounts calculated on an agreed-upon notional principal amount. Bancorp used swap agreements to effectively convert portions of its floating rate loans to a fixed rate basis. These swap transactions allowed Bancorp to better match the funding source which is a portion of Bancorp's core deposit base. The core deposit base, although subject to immediate withdrawal, displays a longer term fixed character. At December 31, 1995, $1.1 billion of such "receive-fixed" swaps were in effect. In addition, Bancorp had entered into "pay fixed" swap agreements, prior to 1994, that effectively converted a portion of its floating rate liabilities to a fixed rate basis. These swap transactions were entered into to fix the funding costs for specific term loans. At December 31, 1995, $18.8 million of such "pay fixed" swaps were in effect. The net amount payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income. The related amount payable or receivable from counterparties is included in accrued interest payable or receivable. The fair value of the swap agreements are not recognized in the financial statements.

  Bancorp's current credit exposure on swaps is equal to the market value of the interest-rate swaps plus or minus the market value of any collateral exchanged with swap counterparties. The aggregate credit exposure on swaps at year-end 1995 was $2.6 million. At December 31, 1995, the market value of pay fixed interest-rate swaps was $(7.9) million and the market value of receive fixed interest-rate swaps was $(0.4) million. The market value of all positions at year-end 1995 was $(8.3) million compared with $(91.4) million at year-end 1994. Net revenue (expense) on interest rate swap agreements totaled $(11.7) million, $7.7 million and $14.1 million for 1995, 1994 and 1993, respectively.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  The table below summarizes by notional amounts the activity for each major category of swaps in 1995. Bancorp had no deferred gains or losses relating to terminated swap contracts in 1995.

                                                            RECEIVE      PAY
                                                             FIXED      FIXED
                                                           ----------  --------
                                                            (IN THOUSANDS OF
                                                                DOLLARS)
      Balance, December 31, 1992.......................... $  150,000  $ 35,476
        Additions.........................................  1,250,000   100,000
        Maturities/amortizations..........................   (121,231)  (15,655)
                                                           ----------  --------
      Balance, December 31, 1993.......................... $1,278,769  $119,821
        Additions.........................................    350,000       --
        Maturities/amortizations..........................   (156,719)     (524)
                                                           ----------  --------
      Balance, December 31, 1994.......................... $1,472,050  $119,297
        Additions.........................................        --        --
        Maturities/amortizations..........................   (376,814) (100,524)
                                                           ----------  --------
      Balance, December 31, 1995.......................... $1,095,236  $ 18,773
                                                           ==========  ========

  The approximate annual maturities of swap agreements outstanding as of December 31, 1995 were:

                              NOTIONAL PRINCIPAL EXPECTED TO MATURE IN
                           ---------------------------------------------------
                             1996      1997      1998     1999   2000  TOTAL
                           --------  --------  --------  ------  ---- --------
                                      (IN THOUSANDS OF DOLLARS)
Pay-Fixed Interest Rate
 Swaps:
  Fixed Maturity.......... $ 15,000  $    --   $    --   $  --   $--  $ 15,000
    Pay Rate..............     8.35%      --        --      --    --
    Receive Rate..........     5.51%      --        --      --    --
  Amortizing(1)...........    3,773       --        --      --    --     3,773
    Pay Rate..............     7.49%      --        --      --    --
    Receive Rate..........     5.63%      --        --      --    --
Receive-Fixed Interest
 Rate Swaps:
  Fixed Maturity.......... $260,000  $140,000  $100,000  $  --   $--  $500,000
    Pay Rate..............     5.61%      --        --      --    --
    Receive Rate..........     5.26%     5.15%     5.14%    --    --
  Amortizing(1)...........  262,362   166,960   133,115  32,799   --   595,236
    Pay Rate..............     5.68%      --        --      --    --
    Receive Rate..........     5.15%     5.17%     5.21%   5.28%  --

--------

(1) Amortization estimated utilizing average prepayment speeds provided by various dealers in these instruments.

NOTE P--FAIR VALUES OF FINANCIAL INSTRUMENTS

  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Bancorp.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

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

    Loans: Fair values for loans are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate, consumer, and foreign. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories. Fair values are calculated by discounting scheduled cash flows through the estimated maturity using estimated discount rates which reflect credit and interest rate risks inherent in the loan.

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

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  The following table presents the fair values of Bancorp's financial instruments at December 31, 1995, 1994 and 1993.

                                 1995                   1994                   1993
                         ---------------------  ---------------------  ---------------------
                          BOOK OR                BOOK OR                BOOK OR
                          NOTIONAL     FAIR      NOTIONAL     FAIR      NOTIONAL     FAIR
                           VALUE      VALUE       VALUE      VALUE       VALUE      VALUE
                         ---------- ----------  ---------- ----------  ---------- ----------
                                             (IN THOUSANDS OF DOLLARS)
FINANCIAL INSTRUMENTS--
 ASSETS
  Loans (1)............. $7,565,800 $7,741,700  $7,327,700 $7,364,800  $6,704,100 $6,901,000
  Investment Securities
   (2)..................  3,360,200  3,366,300   3,150,900  3,101,600   3,647,000  3,684,800
  Other Financial Assets
   (3)..................    905,300    905,300     794,900    794,900     969,800    969,800
FINANCIAL INSTRUMENTS--
 LIABILITIES
  Deposits..............  7,576,800  7,627,600   7,115,100  7,055,900   7,005,000  7,019,700
  Short Term Borrowings
   (4)..................  3,190,800  3,190,800   3,340,300  3,340,300   3,833,400  3,833,400
  Long Term Debt (5)....  1,057,900  1,053,500     856,500    821,300     378,200    400,200
FINANCIAL INSTRUMENTS--
 OFF-BALANCE SHEET
  Financial Instruments
   Whose Contract
   Amounts Represent
   Credit Risk:
    Commitments to
     Extend Credit......  3,615,188      9,582   3,187,455      9,548   2,692,081      8,113
    Standby Letters of
     Credit.............    224,398      4,224     233,276      4,416     245,383      4,599
    Commercial Letters
     of Credit..........    244,776        374     144,319        210     102,349        177
  Financial Instruments
   Whose Notional or
   Contract Amounts
   Exceed the Amount of
   Credit Risk:
    Foreign Exchange and
     Swap Contracts.....    510,759      1,203     285,390        229     339,882         61
    Interest Rate Swap
     Agreements.........  1,114,009     (8,310)  1,591,347    (91,420)  1,398,590       (277)

--------
(1) Includes all loans, net of reserve for loan losses, and excludes leases.
(2) Includes both held to maturity and available for sale securities.
(3) Includes interest bearing deposits, securities purchased under agreements to resell, funds sold and trading securities.
(4) Includes securities sold under agreements to repurchase, funds purchased and short term borrowings.
(5) Excludes capitalized lease obligations.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

NOTE Q--PARENT COMPANY FINANCIAL STATEMENTS

  Condensed financial statements of Bancorp Hawaii, Inc. (Parent only) follow:

 Condensed Statements of Income

                                                    YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1995     1994      1993
                                                   -------- --------  --------
                                                   (IN THOUSANDS OF DOLLARS)
Dividends From
  Bank Subsidiaries............................... $ 44,426 $ 69,416  $ 36,599
  Other Subsidiaries..............................    7,000   34,000    39,500
Interest Income
  From Subsidiaries...............................    6,059    4,873     3,219
  From Others.....................................      939    1,029       824
Other Income......................................       48       47        77
Securities Gains (Losses).........................      136       10       (67)
                                                   -------- --------  --------
    Total Income..................................   58,608  109,375    80,152
Interest Expense..................................    7,110    6,505     5,914
Other Expense.....................................    6,015    7,323     6,532
                                                   -------- --------  --------
    Total Expense.................................   13,125   13,828    12,446
Income Before Income Taxes and Equity in
 Undistributed Income of Subsidiaries.............   45,483   95,547    67,706
Income Tax Benefits...............................    2,484    2,084     2,427
                                                   -------- --------  --------
Income Before Equity in Undistributed Income......   47,967   97,631    70,133
Equity in Undistributed Income of Subsidiaries
  Bank Subsidiaries...............................   61,372   32,044    79,310
  Other Subsidiaries..............................   12,461  (11,937)  (16,876)
                                                   -------- --------  --------
                                                     73,833   20,107    62,434
                                                   -------- --------  --------
Net Income........................................ $121,800 $117,738  $132,567
                                                   ======== ========  ========

 Condensed Statements of Condition

                                                         DECEMBER 31,
                                               --------------------------------
                                                  1995       1994       1993
                                               ---------- ---------- ----------
                                                  (IN THOUSANDS OF DOLLARS)
Assets
  Cash in Bank of Hawaii...................... $      245 $      160 $      188
  Investment Securities Available for Sale....     12,740      1,503      1,008
  Equity in Net Assets of Bank Subsidiaries...    881,160    788,864    774,493
  Equity in Net Assets of Other Subsidiaries..    147,491    134,810    147,719
  Interest Bearing Deposits from Bank.........     89,446     79,200    146,700
  Net Loans...................................     12,638     12,963     16,364
  Trading Securities..........................        --         472        876
  Other Assets................................     54,006     84,367     55,160
                                               ---------- ---------- ----------
    Total Assets.............................. $1,197,726 $1,102,339 $1,142,508
                                               ========== ========== ==========
Liabilities and Shareholders' Equity
  Commercial Paper and Short-Term Borrowings.. $   74,559 $   69,114 $  141,627
  Long-Term Debt..............................     60,000     55,000     50,000
  Other Liabilities...........................      8,731     11,437     12,777
  Shareholders' Equity........................  1,054,436    966,788    938,104
                                               ---------- ---------- ----------
    Total Liabilities and Shareholders'
     Equity................................... $1,197,726 $1,102,339 $1,142,508
                                               ========== ========== ==========

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

 Condensed Statements of Cash Flows

                                                  YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1995      1994       1993
                                                --------  ---------  ---------
                                                 (IN THOUSANDS OF DOLLARS)
Operating Activities
  Net Income................................... $121,800  $ 117,738  $ 132,567
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities.......
    Provision for Loan Losses and Amortization
     Expense...................................    3,943      4,730      4,301
    Undistributed Income from Subsidiaries.....  (73,833)   (20,107)   (62,434)
    Net Decrease (Increase) in Trading
     Securities................................      472        403       (876)
    Other Assets and Liabilities, Net..........   23,052    (35,349)    (4,432)
                                                --------  ---------  ---------
      Net Cash Provided by Operating
       Activities..............................   75,434     67,415     69,126
Investing Activities
  Investment Securities Transactions, Net......   (9,800)       --         --
  Securities Purchased Under Agreements to
   Resell, Net.................................      --         --      63,900
  Interest Bearing Deposits, Net...............  (10,246)    67,500   (146,700)
  Loan Transactions, Net.......................      411      3,214      3,852
  Capital Contributions to Subsidiaries, Net...       17       (249)      (175)
  Repayments from Subsidiaries, Net............      --         --      18,000
                                                --------  ---------  ---------
      Net Cash Provided (Used) by Investing
       Activities..............................  (19,618)    70,465    (61,123)
Financing Activities
  Net Proceeds (Repayments) from Borrowings....   10,445    (67,513)    17,610
  Proceeds from Sale of Stock..................   19,023     18,016     14,866
  Stock Repurchased............................  (40,004)   (44,297)    (2,052)
  Cash Dividends Paid..........................  (45,195)   (44,114)   (38,413)
                                                --------  ---------  ---------
      Net Cash Used by Financing Activities....  (55,731)  (137,908)    (7,989)
      Increase (Decrease) in Cash..............       85        (28)        14
  Cash at Beginning of Year....................      160        188        174
                                                --------  ---------  ---------
  Cash at End of Year.......................... $    245  $     160  $     188
                                                ========  =========  =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

  The following information required by the Instructions to Form 10-K is incorporated herein by reference from various pages of Bancorp Hawaii, Inc. Proxy Statement for the annual meeting of shareholders to be held on April 26, 1996, as summarized below:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Election of Directors on pages 2-6.

    Disclosure of Compliance with section 16 (a) of the Securities Exchange Act on page 7.

ITEM 11. EXECUTIVE COMPENSATION

    Executive Compensation on pages 9-14.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Voting Securities and Principal Holders Thereof and Election of Directors on pages 1-7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Transactions with Management and Others on pages 20-22.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements and Schedules

    The following consolidated financial statements of Bancorp Hawaii, Inc. and subsidiaries are included in Item 8:

      Consolidated balance sheets--December 31, 1995, 1994, and 1993

      Consolidated statements of income--Years ended December 31, 1995, 1994, and 1993

      Consolidated statements of shareholders' equity--Years ended December 31, 1995, 1994, and 1993

      Consolidated statements of cash flows--Years ended December 31, 1995, 1994, and 1993

      Notes to consolidated financial statements--December 31, 1995

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

                                 EXHIBIT INDEX

  The following exhibits are submitted herewith:

     EXHIBIT
     NUMBER
     -------
      3.1    Articles of Incorporation and By-laws (incorporated herein by reference to Exhibit #3 of Form 10-K for fiscal year ended
             December 31, 1990)
      4.1    Instruments Defining the Rights of Holders of Long-Term Debt
     10.1    Bancorp Hawaii, Inc., One-Year Incentive Plan Effective January 1,
             1996
     10.2    Bancorp Hawaii, Inc., One-Year Executive Incentive Plan Effective
             January 1, 1996
     10.3    Bancorp Hawaii, Inc., Sustained Profit Growth Plan Effective
             January 1, 1996
     10.4    Bancorp Hawaii, Inc. Key Executive Severance Plan dated April 27,
             1983
     10.5    Bancorp Hawaii, Inc. Stock Option Plan of 1983 (incorporated herein by reference to Exhibit 4(a) of Registration No. 2-84164)
     10.6    Bancorp Hawaii, Inc. Stock Option Plan of 1988 (incorporated herein by reference to Exhibit 4(a) of Registration No. 33-23495)
     10.7    Bancorp Hawaii, Inc. Stock Option Plan of 1994 (incorporated herein by reference to Exhibit 4(a) of Registration No. 33-54777)
     10.8    Bancorp Hawaii, Inc. Sustained Profit Growth Plan Effective
             January 1, 1993 (incorporated herein by reference to Exhibit 10(b)
             of Bancorp Hawaii, Inc. Form 10K for the fiscal year ended
             December 31, 1993)
     10.9    Bancorp Hawaii, Inc., One-Year Executive Incentive Plan Effective
             January 1, 1995 (incorporated herein by reference to Exhibit 10(b)
             of Form 10K for the fiscal year ended December 31, 1994)
     10.10   Bancorp Hawaii, Inc., One-Year Incentive Plan Effective January 1,
             1995 (incorporated herein by reference to Exhibit 10(a) of Form
             10K for the fiscal year ended December 31, 1994)
     10.11   Bancorp Hawaii, Inc., Sustained Profit Growth Plan Effective
             January 1, 1994 (incorporated herein by reference to Exhibit C of
             Bancorp Hawaii, Inc. 1994 Proxy Statement dated March 10, 1994)
     10.12   Bancorp Hawaii, Inc., Sustained Profit Growth Plan Effective
             January 1, 1995 (incorporated herein by reference to Exhibit 10(d)
             of Bancorp Hawaii, Inc. Form 10K for the fiscal year ended
             December 31, 1994)
     10.13   Form of Key Executive Severance Agreement (incorporated herein by reference to Exhibit 19(e) of Bancorp Hawaii, Inc. Form 10K for
             the fiscal year ended December 31, 1989 for L. M. Johnson)
     10.14   Form of Amended Key Executive Change-in-Control Severance
             Agreement (incorporated herein by reference to Exhibit 10(e) of
             Bancorp Hawaii, Inc. 10K for the fiscal year ended December 31,
             1994--October 3, 1994 for R. J. Dahl)
     10.15   Form of Key Executive Change-in-Control Severance Agreement
             (incorporated herein by reference to Exhibit 10(f) of Bancorp
             Hawaii, Inc. 10K for the fiscal year ended December 31, 1994--
             October 3, 1994 for A. Kuioka)
     10.16   Form of Executive Change-in-Control Severance Agreement
             (incorporated herein by reference to Exhibit 10(g) of Bancorp
             Hawaii, Inc. 10K for the fiscal year ended December 31, 1994--for
             D. Houle)

       11.1    Statement Regarding Computation of Per Share Earnings
       21.1    Subsidiaries of the Registrant
       23.1    Consent of Independent Auditors
       27.1    Financial Data Schedule

  (b) Registrant did not file a Form 8-K during the quarter ended December 31, 1995.

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

                            STATISTICAL DISCLOSURES

                            CONTENTS AND REFERENCE

  The following statistical disclosures required by the Instructions to Form 10-K are summarized below:

ITEM I. DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

    Interest Differential--Table 22 on page 37.

    Consolidated Average Balances, Income and Expense, and Yield and Rates--Taxable Equivalent--Table 13 on page 27.

    Average Loans--Table 19 on page 35.

    Average Deposits--Table 21 on page 36.

ITEM II. INVESTMENT PORTFOLIO

    Note B to the Audited Financial Statements on page 49.

    Maturity Distribution--Table 17 on page 34.

ITEM III. LOAN PORTFOLIO

    Loan Portfolio Balances--Table 3 on page 13.

    Interest Rate Sensitivity--Table 20 on page 35.

    Non-Performing Assets and Accruing Loans Past Due 90 Days or More-- Table 6 on page 18.

    Foregone Interest on Non-Accruals--Table 5 on page 17.

    Potential Problem Loans--Narrative on page 23.

    Geographic Distribution of International Assets--Table 10 on page 23.

ITEM IV. SUMMARY OF LOAN LOSS EXPERIENCE

    Summary of Loan Loss Experience--Table 7 on page 20.

    Allocation of Loan Loss Reserve--Table 8 on page 21.

    Narrative on pages 18 to 19.

ITEM V. DEPOSITS

    Consolidated Average Balances, Income and Expense, and Yield and Rates--Taxable Equivalent--Table 13 on page 27.

    Note E to the Audited Financial Statements on page 54.

ITEM VI. RETURN ON EQUITY AND ASSETS

                                                             1995   1994   1993
                                                            ------ ------ ------
      Return on Assets.....................................  0.98%  0.93%  1.05%
      Return on Equity..................................... 11.87% 12.13% 14.85%
      Dividend Payout Ratio................................ 37.24% 37.82% 29.37%
      Equity to Assets Ratio...............................  8.27%  7.71%  7.09%

ITEM VII. SHORT-TERM BORROWINGS

  Note F to the Audited Financial Statements on pages 55 and 56.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

  Date: February 27, 1996                 Bancorp Hawaii, Inc.

                                                 /s/ Lawrence M. Johnson
                                          by: _________________________________
                                                    Lawrence M. Johnson
                                                 Chairman of the Board and
                                                  Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATE INDICATED.

Date: February 27, 1996

      /s/ Lawrence M. Johnson                  /s/ H. Howard Stephenson
-------------------------------------     -------------------------------------
         Lawrence M. Johnson                      H. Howard Stephenson
              Director                                  Director

       /s/ Peter D. Baldwin                       /s/ Fred E. Trotter
-------------------------------------     -------------------------------------
          Peter D. Baldwin                           Fred E. Trotter
              Director                                  Director

     /s/ Mary G. F. Bitterman                   /s/ Charles R. Wichman
-------------------------------------     -------------------------------------
        Mary G. F. Bitterman                       Charles R. Wichman
              Director                                  Director

        /s/ Richard J. Dahl                         /s/ K. Tim Yee
-------------------------------------     -------------------------------------
           Richard J. Dahl                             K. Tim Yee
              Director                                  Director

        /s/ David A. Heenan                       /s/ David A. Houle
-------------------------------------     -------------------------------------
           David A. Heenan                           David A. Houle
              Director                           Chief Financial Officer

        /s/ Stuart T. K. Ho                       /s/ Denis K. Isono
-------------------------------------     -------------------------------------
           Stuart T. K. Ho                           Denis K. Isono
              Director                          Chief Accounting Officer

   /s/ Herbert M. Richards, Jr.
-------------------------------------
      Herbert M. Richards, Jr.
              Director