Form 10-Q
period 1996-03-31
BANCORP HAWAII INC
filed 1996-05-14
CIK 46195

U N I T E D   S T A T E S

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-Q

  (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

                                 or

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

Common Stock, $2 Par Value; outstanding at April 30, 1996 -
40,866,346 shares

BANCORP HAWAII, INC. and subsidiaries
March 31, 1996




PART I. - Financial Information

Item 1.  Financial Statements


        The consolidated statements of condition as of March 31, 1996 and 1995, and December 31, 1995 and related statements of income, shareholders' equity, and cash flows are included herein.

        The unaudited financial statements listed above have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. Certain accounts have been reclassified to conform with the 1996 presentation.

        The financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

Consolidated Statements of Condition (Unaudited)                            Bancorp Hawaii, Inc. and subsidiaries
- ------------------------------------------------------------------------------------------------------------------
                                                                               March 31  December 31     March 31
(in thousands of dollars)                                                          1996         1995         1995
- ------------------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                                      $656,292     $789,050     $532,726
Investment Securities - Held to Maturity
          (Market Value of $815,718, $1,135,364 and $1,445,735 respectively     817,733    1,129,251    1,475,666
Investment Securities - Available for Sale                                    2,365,855    2,230,902    1,676,852
                                                                                     --           --           --
Funds Sold                                                                       64,922      116,173       79,755
Loans                                                                         8,247,669    8,152,406    7,756,208
  Unearned Income                                                              (145,924)    (147,404)    (141,860)
  Reserve for Possible Loan Losses                                             (152,053)    (151,979)    (150,377)
- ------------------------------------------------------------------------------------------------------------------
Net Loans                                                                     7,949,692    7,853,023    7,463,971
- ------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                     11,854,494   12,118,399   11,228,970
Cash and Non-Interest Bearing Deposits                                          430,859      469,031      387,505
Premises and Equipment                                                          252,600      246,515      227,700
Customers' Acceptance Liability                                                  18,719       16,825       21,037
Accrued Interest Receivable                                                      76,471       84,669       72,470
Other Real Estate                                                                 9,171        9,306          638
Intangibles, including Goodwill                                                  86,180       87,673       93,512
Trading Securities                                                                   33           29       14,115
Other Assets                                                                    176,606      174,337      151,902
- ------------------------------------------------------------------------------------------------------------------
    Total Assets                                                            $12,905,133  $13,206,784  $12,197,849
==================================================================================================================

Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                              $1,341,678   $1,549,302   $1,357,837
                 - Interest-Bearing                                           1,655,638    1,592,533    1,628,719
  Savings                                                                       984,709    1,004,550    1,085,263
  Time                                                                        2,265,413    2,204,242    1,765,615
Foreign Deposits                                                              1,070,759    1,226,143      938,699
- ------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                            7,318,197    7,576,770    6,776,133

Securities Sold Under Agreements to Repurchase                                1,988,960    1,926,540    2,139,973
Funds Purchased                                                                 605,980      787,437      489,549
Short-Term Borrowings                                                           462,895      476,867      574,148
Bank's Acceptances Outstanding                                                   18,719       16,825       21,037
Accrued Pension Costs                                                            24,052       21,145       23,576
Accrued Interest Payable                                                         60,093       49,473       64,335
Accrued Taxes Payable                                                           165,055      160,306      158,483
Other Liabilities                                                                72,407       73,549       85,788
Long-Term Debt                                                                1,142,111    1,063,436      862,445
- ------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                        11,858,469   12,152,348   11,195,467

Shareholders' Equity
Common Stock ($2 par value), authorized 100,000,000 shares;
    outstanding,  March 1996 - 40,805,147;
    December 1995 - 41,340,817; March 1995 - 41,908,241;                         81,610       82,682       83,816
Surplus                                                                         222,573      240,080      261,003
Unrealized Valuation Adjustments                                                  3,541       13,902         (977)
Retained Earnings                                                               738,940      717,772      658,540
- ------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                1,046,664    1,054,436    1,002,382
- ------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                              $12,905,133  $13,206,784  $12,197,849
==================================================================================================================



Consolidated Statements of Income (Unaudited)                               Bancorp Hawaii, Inc. and subsidiaries
- ------------------------------------------------------------------------------------------------------------------
(in thousands of dollars except per share amounts)                                              1996         1995
- ------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                                                         $157,799     $147,144
  Loan Fees                                                                                    8,294        7,022
  Income on Lease Financing                                                                    3,034        2,992
  Interest and Dividends on Investment Securities
    Taxable                                                                                   14,616       23,030
    Non-taxable                                                                                  311          368
  Income on Investment Securities Available for Sale                                          36,864       24,867
  Interest on Deposits                                                                         9,007        8,205
  Interest on Security Resale Agreements                                                          --           --
  Interest on Funds Sold                                                                       1,162          957
- ------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                                        231,087      214,585
Interest Expense
  Interest on Deposits                                                                        63,002       54,992
  Interest on Security Repurchase Agreements                                                  25,343       29,933
  Interest on Funds Purchased                                                                  7,366        8,134
  Interest on Short-Term Borrowings                                                            6,144        5,678
  Interest on Long-Term Debt                                                                  16,395       13,527
- ------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                                       118,250      112,264
- ------------------------------------------------------------------------------------------------------------------

Net Interest Income                                                                          112,837      102,321
Provision for Possible Loan Losses                                                             4,424        4,453
- ------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Possible Loan Losses                                 108,413       97,868
Non-Interest Income
  Trust Income                                                                                12,904       13,391
  Service Charges on Deposit Accounts                                                          6,561        6,660
  Fees, Exchange, and Other Service Charges                                                   11,959       12,357
  Other Operating Income                                                                       6,331        5,572
  Investment Securities Gains (Losses)                                                          (129)       1,831
- ------------------------------------------------------------------------------------------------------------------
Total Non-Interest Income                                                                     37,626       39,811
Non-Interest Expense
  Salaries                                                                                    36,620       35,597
  Pensions and Other Employee Benefits                                                        13,409       11,257
  Net Occupancy Expense of Premises                                                           10,782       10,212
  Net Equipment Expense                                                                        7,757        7,741
  Other Operating Expense                                                                     29,010       26,248
- ------------------------------------------------------------------------------------------------------------------
Total Non-Interest Expense                                                                    97,578       91,055
- ------------------------------------------------------------------------------------------------------------------
      Income Before Income Taxes                                                              48,461       46,624
Provision for Income Taxes                                                                    15,751       18,376
- ------------------------------------------------------------------------------------------------------------------

      Net Income                                                                             $32,710      $28,248
==================================================================================================================
Earnings Per Common Share and Common Share Equivalents                                         $0.79        $0.67
- ------------------------------------------------------------------------------------------------------------------
Average Common Shares and Common Share Equivalents Outstanding                            41,546,033   42,137,738
- ------------------------------------------------------------------------------------------------------------------


Consolidated Statements of Shareholders' Equity (Unaudited)               Bancorp Hawaii, Inc. and subsidiaries
- ----------------------------------------------------------------------------------------------------------------
                                                                  Common                 Unrealized    Retained
(in thousands of dollars except per share amounts)     Total       Stock     Surplus  Valuation Adj.   Earnings
- ----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                      $1,054,436     $82,682    $240,080        $13,902    $717,772
Net Income                                            32,710        -           -              -         32,710
Sale of Common Stock
   30,986 Profit Sharing Plan                          1,056          62         994           -           -
   24,851 Stock Option Plan                              538          50         488           -           -
   50,393 Dividend Reinvestment Plan                   2,116         100       2,016           -           -
Stock Repurchased                                    (22,289)     (1,284)    (21,005)          -           -
Unrealized Valuation Adjustments
   Investment Securities                              (8,363)       -           -            (8,363)       -
   Foreign Exchange Translation Adjustment            (1,998)       -           -            (1,998)       -
Cash Dividends Paid of $.28 Per Share                (11,542)       -           -              -        (11,542)
- ----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996                         $1,046,664     $81,610    $222,573         $3,541    $738,940
================================================================================================================

Balance at December 31, 1994                        $966,788     $83,703    $260,040       ($18,122)   $641,167
Net Income                                            28,248        -           -              -         28,248
Sale of Common Stock
   89,527 Profit Sharing Plan                          2,444         179       2,265           -           -
   47,039 Stock Option Plan                              827          94         733           -           -
   73,509 Dividend Reinvestment Plan                   1,994         147       1,847           -           -
Stock Repurchased                                     (4,189)       (307)     (3,882)          -           -
Unrealized Valuation Adjustments
   Investment Securities                              13,688        -           -            13,688        -
   Foreign Exchange Translation Adjustment             3,457        -           -             3,457        -
Cash Dividends Paid of $.26 Per Share                (10,875)       -           -              -        (10,875)
- ----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995                         $1,002,382     $83,816    $261,003          ($977)   $658,540
================================================================================================================

Consolidated Statements of Cash Flows (Unaudited)                  Bancorp Hawaii, Inc. and subsidiaries
- ---------------------------------------------------------------------------------------------------------
Three Months Ended March 31
(in thousands of dollars)                                                                1996       1995
- ---------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                            $32,710    $28,248
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses, depreciation, and amortization of income and expense    3,970      2,482
     Deferred income taxes                                                             (4,711)       703
     Realized and unrealized investment security gains                                139,338      1,412
     Net decrease in trading securities                                                    (4)      (419)
     Other assets and liabilities, net                                                 32,600     10,412
                                                                                    ---------- ----------
     Net cash provided by operating activities                                        203,903     42,838
- ---------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from redemptions of investment securities held to maturity                   360,056    458,030
Purchases of investment securities held to maturity                                   (48,538)  (147,736)
Proceeds from sales of investment securities available for sale                       345,457     31,594
Purchases of investment securities available for sale                                (633,686)  (321,908)
Net decrease in interest-bearing deposits placed in other banks                       132,758    194,290
Net decrease (increase) in funds sold                                                  51,251    (25,588)
Net increase in loans and lease financing                                             (91,906)   144,098
Premises and equipment, net                                                           (12,441)   (11,481)
Purchase of minority interest of Banque D'Hawaii (Vanuatu), Ltd.,
   net of cash and non-interest bearing deposits acquired                                  --      6,808
                                                                                    ---------- ----------
     Net cash provided by investing activities                                        102,951    328,107
- ---------------------------------------------------------------------------------------------------------
Financing Activities
Net increase in demand, savings, and time deposits                                   (258,573)  (350,150)
Proceeds from lines of credit and long-term debt                                      286,634        873
Principal payments on lines of credit and long-term debt                             (207,959)        --
Net decrease in short-term borrowings                                                (133,009)  (136,583)
Proceeds from sale (repurchase) of stock                                              (18,579)     1,076
Cash dividends                                                                        (11,542)   (10,875)
                                                                                    ---------- ----------
     Net cash used by financing activities                                           (343,028)  (495,659)

Effect of exchange rate changes on cash                                                (1,998)     3,457
                                                                                    ---------- ----------
     Decrease in cash and non-interest bearing deposits                               (38,172)  (121,257)

Cash and non-interest bearing deposits at beginning of year                           469,031    508,762
                                                                                    ---------- ----------
Cash and non-interest bearing deposits at end of period                              $430,859   $387,505
- ---------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review


Performance Highlights

        Bancorp Hawaii, Inc. (Bancorp) reported earnings for the first quarter of 1996 of $32.7 million, an increase of 15.8% over the earnings reported for the first quarter of 1995. On a per share basis, earnings were $0.79 for the first quarter of 1996, compared with $0.67 for the same quarter a year ago. The improvement in net income reflects a stronger net interest margin and higher level of earning assets comparing the first quarters of 1995 and 1996.
Although earnings have improved, Bancorp continues to be affected by the Hawaii economy, which is Bancorp's main market.

        Bancorp's annualized Return on Average Assets and Return on Average Equity were 1.03% and 12.32%, respectively for the first quarter of 1996. These ratios compare with 0.98% and 11.87%, respectively for the twelve months ended December 31, 1995. The ratio of average equity to average assets has increased to 8.33% for the first quarter of 1996, compared with 8.27% for all of 1995.

        Total assets decreased 2.3% from year-end 1995 to $12.9 billion as of March 31, 1996. Compared to the asset balances at March 31, 1995, assets have increased 5.8%. Net loans outstanding increased modestly from year-end 1995 to $7.9 billion and reported a 6.5% increase from March 31, 1995. The increase from March 31, 1995 reflects the change due to the securitization of $412 million in mortgage loans during that quarter. Deposits and securities sold under agreements to repurchase (Repos) decreased from year-end 1995 by 2.1%, but increased by 4.4% from March 31, 1995 to end March 31, 1996 at $9.3 billion.

        Non-performing assets (NPA) increased to $62.9 million at March 31, 1996. Comparing year-end 1995 and March 31, 1995, NPA balances reflect an increase from $56.9 million and $52.3 million, respectively. A further discussion on NPAs and the Reserve for Loan Loss follows later in this report.

        Total non-interest expense was $97.6 million for the first quarter of 1996 compared with $91.0 million for the same quarter in 1995. A significant part of the increase in non-interest expense was due to the early termination of a leveraged lease resulting in a one time loss of $2.8 million for the quarter. Tax benefits associated with the lease transaction neutralized the impact on net income. The growth in total non-interest expense remained at levels in line with Bancorp's expectations. A further discussion on non-interest expense follows.

        Non-interest income, compared with the same quarter last year, was down 5.5% to $37.6 million for the first quarter of 1996. This decline is primarily due to the $1.8 million securities gain recognized in the first quarter of 1995. Excluding securities transactions, non-interest income for the first quarter of 1996 would have been only 0.6% lower than non-interest income for the same quarter in 1995. Efforts in the non-interest income categories continue to be important to Bancorp. However, improvements are being hampered by the competitive marketplace and the Hawaiian economy. A further discussion follows later in this report.

        On May 2, 1996, Bancorp increased its shareholding in Banque de Tahiti from 38% to 86% and its shareholding in Banque de Nouvelle Caledonie from 21% to 75%. The shares were acquired from Credit Lyonnais who will retain 3% ownership of each company. All regulatory approvals have been received. The assets of Banque de Tahiti and Banque de Nouvelle Caledonie will be included in the consolidated results of Bancorp in its June 30, 1996 reports. Banque de Tahiti and Banque de Nouvelle Caledonie have assets in U.S. dollars equivalent of approximately $800 million and $230 million, respectively.


Risk Elements in Lending Activities

        At March 31, 1996, total loans were $8.2 billion, a 1.2% increase from year-end 1995 and 6.3% above total loan balances on March 31, 1995. The changes in other components of the portfolio are discussed in the following section. The following table presents Bancorp's total loan portfolio balances for the periods indicated.

Loan Portfolio Balances                    Bancorp Hawaii, Inc., and subsidiaries
- ----------------------------------------------------------------------------------
                                                 March 31 December 31    March 31
(in millions of dollars)                             1996        1995        1995
- ----------------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial                     $1,857.8    $1,902.2    $1,980.3
   Real Estate
             Construction -- Commercial             207.0       198.5       118.1
                          -- Residential              8.4         9.8        18.5
              Mortgage -- Commercial              1,308.2     1,308.8     1,235.3
                       -- Residential             2,800.9     2,727.4     2,501.3
   Installment                                      816.7       817.3       747.7
   Lease Financing                                  388.8       392.9       377.1
- ----------------------------------------------------------------------------------
     Total Domestic                               7,387.8     7,356.9     6,978.3
- ----------------------------------------------------------------------------------
   Foreign Loans                                    859.9       795.5       777.9
- ----------------------------------------------------------------------------------
     Total Loans                                 $8,247.7    $8,152.4    $7,756.2
==================================================================================

Commercial and Industrial Loans

        Commercial and Industrial loans outstanding were $1.9 billion as of March 31, 1996 compared with $1.9 billion at year-end 1995 and $2.0 billion at March 31, 1995. The mix of lending in this category remains much as reported at year-end 1995.


Real Estate Loans

        Total real estate loans at March 31, 1996 totaled $4.3 billion, up from year-end 1995. Total real estate loans were $3.9 billion as of March 31, 1995 and $4.2 billion at year-end 1995. A detailed distribution of the real estate loan portfolio is presented in the
Loan Portfolio Balance Table.  The growth in commercial and
residential mortgage balances has slowed. Commercial real estate balances (excluding construction) on March 31, 1996 totaled $1.3 billion, increasing from $1.2 billion on March 31, 1995 and level with
$1.3 billion at year-end 1995.   Residential mortgage balances on
March 31, 1995 totaled $2.5 billion, and increased to $2.8 billion at March 31, 1996. Construction loan balances have increased to $215.4 million on March 31, 1996 from $208.3 million at year-end 1995, and $136.6 million reported at March 31, 1995.


Other Lending

        Installment loans and leases have remained close to year-end 1995 balances. At March 31, 1996, total installment loans were $816.7 million, compared with $817.3 million reported at year-end 1995.
Compared with the same date in 1995 when installment loan balances were $747.7 million, installment loan balances are up 9.2%. Total leases declined to $388.8 million from $392.9 million at year-end
1995, but increased from $377.1 million at March 31, 1995.

        Foreign loan balances grew to $859.9 million, reflecting an increase of 8.1% from year-end 1995, and 10.5% above March 31, 1995 balances. The rise in the foreign loan total since year-end reflects increased trade financing activity in the Asian branches. The foreign loan total includes $1.0 million in outstanding credits and $199.3 million in confirmed letters of credit and banker's acceptances to Less Developed Countries (LDC) at March 31, 1996. All LDC exposure is in the Philippines.

Non-Performing Assets and Past Due Loans

        Bancorp's non-performing assets (NPA) include non-accrual loans and foreclosed real estate. NPA totaled $62.9 million, representing 0.76% of total loans outstanding at March 31, 1996. This ratio compares with 0.67% at the end of the first quarter 1995 and 0.70% at year-end 1995.

        Non-accrual loans increased during the quarter to $53.7 million from $47.6 million at year-end 1995 and from $51.7 million on March
31, 1995. The distribution of the non-accrual loans by category is disclosed in the table following.

        Since year-end, past due loans have increased particularly in the installment and residential real estate loan categories. Installment loans past due 90 days increased to $11.5 million, 1.4% of total installment loans at March 31, 1996. Residential mortgage loans past due 90 days increased to $6.1 million, 0.2% of total residential mortgage loans.  Accruing 90 day past due loans in total have increased from $20.7 million at year-end 1995 to $21.3 million at
March 31, 1996.  Comparatively, $17.7 million in accruing 90 day past
due loans were reported at March 31, 1995.   The foreclosed real
estate category remained level with year-end 1995, totaling $9.2 million at March 31, 1996. There were only 20 properties in Other
Real Estate at the quarter-end, the largest single property valued at $6.6 million. Total non-performing assets, including loans 90 days past due, increased to 1.02% of loans outstanding from 0.95% at year-end 1995 and 0.90% at March 31, 1995.

        The following table presents NPA and past due loans for the periods indicated.

Bancorp Hawaii, Inc.
Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More
- -------------------------------------------------------------------------------
                                           March 31   December 31     March 31
(in millions of dollars)                       1996          1995         1995
- -------------------------------------------------------------------------------
Non-Accrual Loans
   Commercial                                 $16.8         $16.9        $19.3
   Real Estate
     Construction                               0.1           0.3          1.0
     Commercial                                14.5          14.9         15.3
     Residential                               18.0          14.7         15.4
   Installment                                  0.9           0.8          0.6
   Leases                                       1.9            --          0.1
   Foreign                                      1.5            --           --
- -------------------------------------------------------------------------------
         Subtotal                              53.7          47.6         51.7


Restructured Loans                               --            --           --


Foreclosed Real Estate
   Domestic                                     9.2           9.3          0.6
   Foreign                                      0.0            --           --
- -------------------------------------------------------------------------------
         Subtotal                               9.2           9.3          0.6
- -------------------------------------------------------------------------------
     Total Non-Performing Assets               62.9          56.9         52.3
- -------------------------------------------------------------------------------

Accruing Loans Past Due 90 Days or More
   Commercial                                   1.1           1.8          1.6
   Real Estate
     Construction                               0.0            --          0.8
     Commercial                                 2.5           2.4          1.9
     Residential                                6.1           5.8          6.6
   Installment                                 11.5          10.5          6.8
   Leases                                       0.1           0.2           --
   Foreign                                      0.0            --           --
- -------------------------------------------------------------------------------
         Subtotal                              21.3          20.7         17.7
- -------------------------------------------------------------------------------
     Total                                    $84.2         $77.6        $70.0
===============================================================================
- -------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   to Total Loans                              0.76%         0.70%        0.67%
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   and Accruing Loans Past Due
   90 Days or More to Total Loans              1.02%         0.95%        0.90%
- -------------------------------------------------------------------------------
/TABLE

Summary of Loan Loss Experience

        The reserve for loan losses was at $152.1 million at March 31, 1996, representing 1.88% of loans outstanding. Comparatively, the ratio of reserves to loans outstanding on March 31, 1995 was 1.97% and 1.90% at year-end 1995. The modest decrease in this ratio reflects the growth in loans.

        Loan loss provisions were $4.4 million for the first quarter of 1996, compared with $4.5 million reported for the first quarter of 1995. Charge-offs totaled $6.9 million for both the first quarters of 1995 and 1996, compared to the $6.3 million reported for the fourth quarter of 1995. Recoveries totaled $2.6 million for the first quarter of 1996, compared to $4.3 million and $3.4 million for the first and fourth quarters of 1995, respectively. Net charge-offs for the first quarter of 1996 were $4.3 million compared to $2.6 million during the same period in 1995. The annualized ratio of net charge-offs to average loans outstanding for the first quarter of 1996 was 0.21% compared to the ratio of 0.14% for the same period in 1995.

        The detailed breakdown of the charge-off and recoveries by loan category is presented in the table following.

Summary of Loss Experience                      Bancorp Hawaii, Inc., and subsidiaries
- ---------------------------------------------------------------------------------------
                                                   First           Year          First
                                                 Quarter          Ended        Quarter
(in millions of dollars)                            1996       12/31/95           1995
- ---------------------------------------------------------------------------------------
Average Loans Outstanding                       $8,019.9       $7,654.9       $7,610.5
Balance of Reserve for Possible Loan Losses
   at Beginning of Period                         $152.0         $148.5         $148.5
Loans Charged Off
   Commercial and Industrial                         1.4            7.8            2.0
   Real Estate - Construction                         --            2.1            2.1
   Real Estate - Mortgage
     Commercial                                      0.5            2.3            0.1
     Residential                                     0.2            1.1             --
   Installment                                       4.6           13.3            2.7
   Foreign                                            --            0.9             --
   Leases                                            0.2            0.4             --
- ---------------------------------------------------------------------------------------
Total Charged Off                                    6.9           27.9            6.9
Recoveries on Loans Previously Charged Off
   Commercial and Industrial                         0.6            6.5            3.2
   Real Estate - Construction                        0.7             --             --
   Real Estate - Mortgage
     Commercial                                       --            1.4             --
     Residential                                     0.1            0.1             --
   Installment                                       1.0            3.3            0.8
   Foreign                                            --            2.1             --
   Leases                                            0.2            1.0            0.3
- ---------------------------------------------------------------------------------------
Total Recoveries                                     2.6           14.4            4.3
- ---------------------------------------------------------------------------------------
Net Charge Offs (Recoveries)                         4.3           13.5            2.6
Provision Charged to Operating Expenses              4.4           17.0            4.5
Reserves Acquired (Sold)                              --             --
- ---------------------------------------------------------------------------------------
Balance at End of Period                          $152.1         $152.0         $150.4
=======================================================================================
Ratio of Net Charge Offs (Recoveries) to
  Average Loans Outstanding  (annualized)           0.21%          0.18%          0.14%
- ---------------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding               1.88%          1.90%          1.97%
- ---------------------------------------------------------------------------------------
/TABLE

Capital

        Bancorp's total capital at March 31, 1996 totaled $1.0 billion. New shares issued for the profit sharing, stock option and dividend reinvestment plans increased capital by $3.7 million during the quarter. Under Bancorp's stock repurchase programs, $22.3 million in shares were repurchased during the first quarter of 1996. Dividends for the quarter were $11.5 million, compared with $10.9 million for the first quarter of 1995. Dividends paid were $.28 per share for the first quarter of 1996 and $0.26 per share for the first quarter of 1995.

        Regulatory risk-based capital remains well above minimum guidelines. Bancorp's Total Capital and Tier 1 Capital ratios were 12.58% and 10.11%, respectively. This compares with year-end 1995, when the Total Capital Ratio was 12.74% and the Tier 1 Capital Ratio was 10.25%. Regulatory guidelines prescribe a minimum Total Capital Ratio of 10.00% and a Tier 1 Capital Ratio of 6.00% for an institution to qualify as well capitalized. Bancorp's strategy is to maintain its capital ratios at levels to meet this qualification to benefit from the financial and regulatory incentives provided to well capitalized companies.

        In addition, the leverage ratio, which represents the ratio of Tier 1 Capital to Total Average Assets, was 7.72% at March 31, 1996, compared to 7.55% at March 31, 1995 and 7.82% at year-end 1995. The required minimum ratio is 5.00%, to qualify an institution as well capitalized.


Spread Management

        The average net interest margin or spread on earning assets for the first quarter of 1996 was 3.80%, an increase from the 3.62% reported for the same period in 1995, and also an increase from the 3.72% reported for the fourth quarter of 1995. Net interest margin for all of 1995 was 3.72%. The growth in earning assets and the changes in interest rates have helped improve the spread.

        The earning asset yield was 7.77% for the first quarter of 1996, compared with the fourth quarter 1995 yield of 7.87% and the first quarter of 1995 of 7.58%. The cost of funds rate for the first quarter of 1996 was 4.67%, level with the same quarter a year ago and 4.87% reported for the fourth quarter of 1995. These changes reflect the movement in interest rates stimulated by the Federal Reserve over the last twelve months.

Consolidated Average Balances and Interest Rates Taxable Equivalent  Bancorp Hawaii, Inc. and subsidiaries
- ----------------------------------------------------------------------------------------------------------
                                                        Three Months Ended            Three Months Ended
                                                          March 31, 1996                March 31, 1995
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
- ----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $631.3   $9.0   5.74%        $620.5   $8.2   5.36%
  Investment Securities
    -Taxable                                             926.4   14.6   6.35        1,604.6   23.0   5.82
    -Tax-Exempt                                           13.8    0.5  13.95           17.6    0.6  13.06
                                                       2,303.5   36.9   6.44        1,583.6   24.9   6.37
  Funds Sold                                              84.3    1.2   5.54           67.4    1.0   5.76
  Net Loans
    -Domestic                                          7,191.5  147.1   8.23        6,911.5  137.9   8.09
    -Foreign                                             828.4   13.9   6.77          699.0   12.5   7.25
  Loan Fees                                                       8.3                          7.0
                                                     ------------------------     ------------------------
    Total Earning Assets                              11,979.2  231.5   7.77       11,504.2  215.1   7.58
Cash and Due From Banks                                  427.3                        481.3
Other Assets                                             416.1                        372.4
                                                     ----------                   ----------
    Total Assets                                     $12,822.6                    $12,357.9
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,742.7   11.8   2.73       $1,813.7   13.0   2.90
                    - Savings                            999.9    6.4   2.59        1,113.0    7.5   2.74
                    - Time                             2,212.2   30.1   5.47        1,688.2   20.4   4.89
                                                     ------------------------     ------------------------
    Total Domestic                                     4,954.8   48.3   3.92        4,614.9   40.9   3.59
    Total Foreign                                      1,111.7   14.7   5.30          927.3   14.1   6.18
                                                     ------------------------     ------------------------
    Total Deposits                                     6,066.5   63.0   4.18        5,542.2   55.0   4.02
Short-Term Borrowings                                  2,886.4   38.9   5.41        3,233.6   43.8   5.49
Long-Term Debt                                         1,221.2   16.4   5.40          978.1   13.5   5.61
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                10,174.1  118.3   4.67        9,753.9  112.3   4.67
                                                     ------------------------     ------------------------
Net Interest Income                                             113.2   3.10                 102.8   2.91
Average Spread on Earning Assets                                        3.80%                        3.62%
Demand Deposits                                        1,411.8                      1,436.7
Other Liabilities                                        169.2                        180.7
Shareholders' Equity                                   1,067.5                        986.6
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $12,822.6                    $12,357.9
                                                     ==========                   ==========

Provision for Possible Losses                                     4.4                          4.5
Net Overhead                                                     60.0                         51.2
                                                               -------                      -------
Income Before Income Taxes                                       48.8                         47.1
Provision for Income Taxes                                       15.7                         18.4
Tax-Equivalent Adjustment                                         0.4                          0.5
                                                               -------                      -------
Net Income                                                      $32.7                        $28.2
                                                               =======                      =======

Consolidated Average Balances and Interest Rates Taxable Equivalent  Bancorp Hawaii, Inc. and subsidiaries
- ----------------------------------------------------------------------------------------------------------
                                                         Three Months Ended          Twelve Months Ended
                                                         December 31, 1995            December 31, 1995
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
- ----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $700.9  $10.7   6.06%        $661.4  $39.4   5.97%
  Investment Securities
    -Taxable                                           1,431.1   22.2   6.15        1,516.5   92.3   6.09
    -Tax-Exempt                                           14.2    0.5  13.91           15.9    2.1  13.25
                                                       1,784.2   29.7   6.61        1,639.0  107.9   6.58
  Funds Sold                                              76.2    1.3   6.59           68.5    3.8   5.57
  Net Loans
    -Domestic                                          7,028.7  148.1   8.36        6,908.9  572.8   8.29
    -Foreign                                             779.0   14.1   7.21          746.0   51.5   6.90
  Loan Fees                                                       7.6                         28.5
                                                     ------------------------     ------------------------
    Total Earning Assets                              11,814.3  234.2   7.87       11,556.2  898.3   7.77
Cash and Due From Banks                                  429.7                        460.6
Other Assets                                             390.1                        389.1
                                                     ----------                   ----------
    Total Assets                                     $12,634.1                    $12,405.9
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,732.4   12.1   2.78       $1,752.4   50.9   2.91
                    - Savings                          1,016.0    7.5   2.92        1,058.5   30.6   2.89
                    - Time                             2,032.7   28.8   5.62        1,839.9   98.5   5.36
                                                     ------------------------     ------------------------
    Total Domestic                                     4,781.1   48.4   4.02        4,650.8  180.0   3.87
    Total Foreign                                      1,181.7   17.2   5.77          982.2   59.5   6.06
                                                     ------------------------     ------------------------
    Total Deposits                                     5,962.8   65.6   4.37        5,633.0  239.5   4.25
Short-Term Borrowings                                  3,111.6   44.5   5.68        3,155.1  174.0   5.52
Long-Term Debt                                           969.4   13.2   5.40          983.8   54.6   5.55
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                10,043.8  123.3   4.87        9,771.9  468.1   4.79
                                                     ------------------------     ------------------------
Net Interest Income                                             110.9   3.00                 430.2   2.98
Average Spread on Earning Assets                                        3.72%                        3.72%
Demand Deposits                                        1,399.7                      1,403.4
Other Liabilities                                        131.6                        204.6
Shareholders' Equity                                   1,059.0                      1,026.0
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $12,634.1                    $12,405.9
                                                     ==========                   ==========

Provision for Possible Losses                                     4.0                         17.0
Net Overhead                                                     56.8                        217.7
                                                               -------                      -------
Income Before Income Taxes                                       50.1                        195.5
Provision for Income Taxes                                       17.7                         72.0
Tax-Equivalent Adjustment                                         0.3                          1.7
                                                               -------                      -------
Net Income                                                      $32.1                       $121.8
                                                               =======                      =======


Interest Rate Risk and Derivatives

        As discussed in Bancorp's 1995 Annual Report, Bancorp utilizes interest rate sensitivity analysis and computer simulation techniques to measure the exposure of its earnings to interest rate movements. The objective of the process is to position its balance sheet to optimize earnings without unduly increasing risk. The Interest Rate Sensitivity Table presents the possible exposure to interest rate movements for various time frames at March 31, 1996. As the table indicates, Bancorp's one year cumulative liability sensitivity gap totaled $0.2 billion, representing 1.26% of total assets. Comparatively, the one year cumulative gap was $0.1 billion at year-end 1995, 0.97% of total assets.

        Bancorp uses swaps as a cost effective risk management tool for dealing with interest rate risk. Swap activity during the first quarter of 1996 was limited to maturities of existing swap agreements. At March 31, 1996, the notional amount of swaps totaled $974.6 million, compared with $1.1 billion at year-end 1995. Net expense on interest rate swap agreements totaled $1.2 million for the first quarter of 1996. Comparatively, net expense of $11.7 million was recognized for all of 1995.

Interest Rate Sensitivity Table                  Bancorp Hawaii, Inc. and subsidiaries
- ---------------------------------------------------------------------------------------
MARCH 31, 1996                                                        OVER NON-INTEREST
(in millions of dollars)   0 - 90 DAYS 91-365 DAYS 1 - 5 YEARS     5 YEARS      BEARING
- ---------------------------------------------------------------------------------------
ASSETS (1)
INVESTMENT SECURITIES            965.0       940.8       741.7       536.1            -
SHORT TERM INVESTMENTS            53.8        11.1           -           -            -
INTERNATIONAL ASSETS           1,105.2       224.4        32.6         0.6          2.0
DOMESTIC LOANS (2)             2,653.6     2,236.1     1,642.8       801.1         53.5
TRADING SECURITIES                   -           -           -           -            -
OTHER ASSETS                      77.6        77.6       275.7           -        473.8
- ---------------------------------------------------------------------------------------
TOTAL ASSETS                   4,855.2     3,490.0     2,692.8     1,337.8        529.3
=======================================================================================

LIABILITIES AND CAPITAL (1)
NON-INT BEARING DEMAND (3)       241.5       241.5       858.7           -            -
INT BEARING DEMAND (3)           331.1       331.1       993.4           -            -
SAVINGS (3)                      216.6       216.6       551.4           -            -
TIME DEPOSITS                    649.7     1,068.1       491.0        56.7            -
FOREIGN DEPOSITS                 961.1        77.4         0.5           -         31.7
S/T BORROWINGS                 2,238.6       752.3           -           -            -
LONG-TERM DEBT                   459.9       249.5       380.3       119.4            -
OTHER LIABILITIES                    -           -           -           -        340.3
CAPITAL                              -           -           -           -      1,046.7
- ---------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL  5,098.5     2,936.5     3,275.3       176.1      1,418.7
=======================================================================================

INTEREST RATE SWAPS             -735.7       263.0       472.7           -            -
- ---------------------------------------------------------------------------------------
INTEREST SENSITIVITY GAP        -979.0       816.5      -109.8      1161.7       -889.4
- ---------------------------------------------------------------------------------------
CUMULATIVE GAP                  -979.0      -162.5      -272.3       889.4            -

PERCENTAGE OF TOTAL ASSETS       -7.59%      -1.26%      -2.11%       6.89%           -
=======================================================================================

Assumptions used:
(1) Based on repricing date.
(2) Includes the effect of estimated amortization.
(3) Historical analysis shows that these deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one and five years.  The allocation presented is based on that historic analysis.

/TABLE

Liquidity

        The ability to meet day-to-day financial needs of Bancorp's customer base is essential. Much of the strategy of meeting liquidity needs was described in Bancorp Hawaii's 1995 Annual Report and remains in place.

        At March 31, 1996, deposits were $7.3 billion, compared to $7.6 billion and $6.8 billion reported at year-end 1995 and March 31, 1995, respectively. The competition for deposits, not only by banks and savings and loan companies, but also by securities brokerage firms continues to impact the level of deposits. Repos which are offered to government depositors as an alternative to deposits were $2.0 billion at March 31, 1996, compared to $2.1 billion on March 31, 1995, and
$1.9 billion at year-end 1995.

        Short term borrowings, including Fed Funds, decreased to $1.1 billion at March 31, 1996, compared with $1.3 billion at year-end 1995 and $1.1 billion at March 31, 1995. Long term debt remained level at $1.1 billion at both March 31, 1996 and year-end 1995.


Net Overhead

        The net overhead ratio at Bancorp is defined as the ratio of non-interest expense to non-interest income before securities transactions. Bancorp's long term goal is to have a ratio of 2 to 1, where fee income offsets at least half of the cost of operations. The ratio for the first quarter of 1996 was 2.58, compared to 2.40 for the first quarter of 1995 and 2.53 for all of 1995.

        Non-interest income for the first quarter was $37.6 million, a 5.5% decrease from the same quarter in 1995. For the first quarter of 1995, Bancorp reported a securities gain of $1.8 million, compared to a loss of $0.1 million for the same period in 1996. These gains and losses remained at modest levels. Trust income reported $12.9 million for the quarter, down 3.6% from the same period last year. Service charges on deposit accounts for the first quarter of 1996 were $6.6 million, compared to $6.7 million for the like period last year.
Fees, exchange and other service charges for the first quarter of 1996 were $12.0 million compared to $12.4 million for the same period in 1995. Other operating income totaled $6.3 million for the first quarter of 1996, compared with $5.6 million for the same quarter last year.

        Non-interest expense in the first quarter was $97.6 million, an increase of 7.2% over the same period in 1995. In the first quarter of 1995, Bancorp announced an early retirement option resulting from a restructuring of its retirement programs. During much of 1995 qualifying staff members electing the retirement option left Bancorp providing the opportunity to reduce staff counts and control salary expenses. Reflecting this process, salary and benefit expense for the first quarter of 1996 totaled $50.0 million compared with $46.9 million for the same quarter of 1995. The increase in expense has been driven by greater profit sharing and incentive accruals caused by improved reported earnings. Additionally, new products and initiatives like Bank of Hawaii Contiki VISA card program and outsourcing of certain back office functions have increased expenses.

        Premises and equipment expenses totaled $18.5 million for the first quarter of 1996, an increase from the $18.0 million for the same period of 1995. Bancorp continues to invest in technology as more efficient operations with existing staff counts become increasingly important. Other operating expenses for the first quarter increased 10.5% over last year during the same period. The increase reflects the leasing transaction mentioned earlier.

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


Date    May 10, 1996                          BANCORP HAWAII, INC.


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