Form 10-K/A
period 1995-12-31
BANCORP HAWAII INC
filed 1996-05-28
CIK 46195

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-K/A

                           AMENDMENT NO. 1 TO

[ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of
           THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1995
                                   OR
[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
           THE SECURITIES EXCHANGE ACT OF 1934
           for the transition period from _____________ to
            _____________
                      Commission File Number 1-6887

                          Bancorp Hawaii, Inc.
         (Exact name of registrant as specified in its charter)

                 Hawaii                           99-0148992
           (State of incorporation)               (IRS Employer
                                                  Identification No.)

     130 Merchant Street, Honolulu, Hawaii                 96813
     (Address of principal executive offices)           (Zip Code)

                             (808) 847-8888
          (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange
Title of Each Class                          on Which Registered
Common Stock, $2 Par Value                   New York Stock Exchange

       Securities registered pursuant to Section 12(b) of the Act:
                                  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

                            Yes   X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.  [   ]

     The aggregate market value of the voting stock held by non-
affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange on December 31, 1995 ($35.88
per share):  $1,461,789,089

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

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

   (a)           Financial Statements and Schedules

     The following consolidated financial statements of Bancorp
Hawaii, Inc. and subsidiaries are included in Item 8:

     Consolidated balance sheets - December 31, 1995, 1994, and
     1993

     Consolidated statements of income - Years ended December 31,
     1995, 1994, and 1993

     Consolidated statements of shareholders' equity - Years ended December 31, 1995, 1994, and 1993

     Consolidated statements of cash flows - Years ended December
     31, 1995, 1994, and 1993

     Notes to consolidated financial statements - December 31, 1995

     All other schedules to the consolidated financial statements stipulated by Article 9 of Regulation S-X and all other schedules to the financial statements of the registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

     Financial statements (and summarized financial information) of
     (1) unconsolidated subsidiaries or (2) 50% or less owned persons accounted for by the equity method have been omitted because they do not, considered individually or in the aggregate, constitute a significant subsidiary.
                           EXHIBIT INDEX

The following exhibits are submitted herewith or incorporated by reference herein:

   Exhibit
   Number

   3.1 Articles of Incorporation and By-laws (incorporated herein by reference to Exhibit #3 of Form 10-K for fiscal year ended December 31, 1990)
   4.1    Instruments Defining the Rights of Holders of Long-Term
          Debt
   10.1   Bancorp Hawaii, Inc., One-Year Incentive Plan Effective
          January 1, 1996*
   10.2 Bancorp Hawaii, Inc., One-Year Executive Incentive Plan Effective January 1, 1996*
   10.3 Bancorp Hawaii, Inc., Sustained Profit Growth Plan Effective January 1, 1996*
   10.4   Bancorp Hawaii, Inc. Key Executive Severance Plan dated
          April 27, 1983*
   10.5 Bancorp Hawaii, Inc. Stock Option Plan of 1983 (incorporated herein by reference to Exhibit 4(a) of Registration No. 2-84164)*
   10.6 Bancorp Hawaii, Inc. Stock Option Plan of 1988 (incorporated herein by reference to Exhibit 4(a) of Registration No. 33-23495)*
   10.7 Bancorp Hawaii, Inc. Stock Option Plan of 1994 (incorporated herein by reference to Exhibit 4(a) of Registration No. 33-54777)*
   10.8 Bancorp Hawaii, Inc. Sustained Profit Growth Plan Effective January 1, 1993 (incorporated herein by reference to Exhibit 10(b) of Bancorp Hawaii, Inc. Form 10K for the fiscal year ended December 31, 1993)*
   10.9 Bancorp Hawaii, Inc., One-Year Executive Incentive Plan Effective January 1, 1995 (incorporated herein by reference to Exhibit 10(b) of Form 10K for the fiscal year ended December 31, 1994)*
   10.10 Bancorp Hawaii, Inc., One-Year Incentive Plan Effective January 1, 1995 (incorporated herein by reference to Exhibit 10(a) of Form 10K for the fiscal year ended December 31, 1994)*
   10.11 Bancorp Hawaii, Inc., Sustained Profit Growth Plan Effective January 1, 1994 (incorporated herein by reference to Exhibit C of Bancorp Hawaii, Inc. 1994 Proxy Statement dated March 10, 1994)*
   10.12 Bancorp Hawaii, Inc., Sustained Profit Growth Plan Effective January 1, 1995 (incorporated herein by reference to Exhibit 10(d) of Bancorp Hawaii, Inc. Form 10K for the fiscal year ended December 31, 1994)*
   10.13  Severance Agreement dated April 27, 1983 for L. M.
          Johnson
   10.14 Form of Amended Key Executive Change-in-Control Severance Agreement (incorporated herein by reference to Exhibit 10(e) of Bancorp Hawaii, Inc. 10K for the fiscal year ended December 31, 1994 - October 3, 1994 for R. J. Dahl)*
   10.15 Form of Key Executive Change-in-Control Severance Agreement (incorporated herein by reference to Exhibit 10(f) of Bancorp Hawaii, Inc. 10K for the fiscal year ended December 31, 1994 - October 3, 1994 for A. Kuioka)*
   10.16 Form of Executive Change-in-Control Severance Agreement (incorporated herein by reference to Exhibit 10(g) of Bancorp Hawaii, Inc. 10K for the fiscal year ended December 31, 1994 - for D. Houle)*
   11.1   Statement Regarding Computation of Per Share Earnings
   21.1   Subsidiaries of the Registrant
   23.1   Consent of Independent Auditors
   27.1   Financial Data Schedule

   (b) Registrant did not file a Form 8-K during the quarter ended December 31, 1995.

   (c)    Response to this item is the same as Item 14(a).

   (d)    Response to this item is the same as Item 14(a).





*Management Contract or Compensatory Plan or Arrangement
                         SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Date:  May   24  , 1996               BANCORP HAWAII, INC.

                                       /s/    RICHARD J. DAHL
                                       by:    Richard J. Dahl
                                              President and Chief
                                              Operating Officer

                                       /s/    DAVID A. HOULE
                                       by:    David A. Houle
                                              Senior Vice President,
                                              Treasurer, and Chief
                                              Financial Officer

                             Exhibit 10.13



                           SEVERANCE AGREEMENT


          AGREEMENT dated as of April 27, 1983 by and between Bancorp Hawaii, Inc. ("Bancorp"), a corporation organized under the laws of Hawaii, and Lawrence M. Johnson, a key executive ("Executive") of Bancorp or its subsidiary, Bank of Hawaii (the "Bank").

                               WITNESSETH

          WHEREAS, based on the recommendation of its Compensation Committee, the Board of Directors ("Board") of
Bancorp has authorized Bancorp to enter into agreements with certain "key executives" of Bancorp and the Bank pursuant to Bancorp's Key Executive Severance Plan ("Plan"); and

          WHEREAS, the Board has designated the Executive as a "key executive" and a Participant under the Plan;

          WHEREAS, in the event that Bancorp receives a proposal from a third party concerning a possible business combination with, or acquisition of equity securities of, Bancorp, the Board believes it imperative that Bancorp and the Board be able to rely upon the Executive to continue in his position so that Bancorp's business, which is publicly regulated and has a high public profile, will remain unaffected and be able to rely upon the Executive's advice, if requested, as to the best interests of Bancorp and its shareholders, and to take such actions as the Board might deem to be appropriate, without concern that the Executive might be distracted by the personal uncertainties and risks created by such a proposal,

          NOW, THEREFORE, to assure that Bancorp and the Bank will have the continued employment and dedication of the Executive and the availability of his advice and counsel notwithstanding the possibility or occurrence of a bid to take over or change the control of Bancorp, and to induce the Executive to continue in the employ of Bancorp and the Bank, and for other good and valuable consideration, Bancorp and the Executive agree as follows:

          1. In the event any party commences a tender or exchange offer, circulates a proxy to Bancorp shareholders, or takes other steps seeking to effect a Change of Control (as defined herein), the Executive agrees that he will not voluntarily leave the employ of Bancorp and the Bank and will continue to render his services to Bancorp and the Bank prior to the time at which a Change of Control occurs or until the party has abandoned or terminated its efforts.

          2. In the event the Executive's employment with Bancorp and the Bank terminates for any reason (either voluntary or involuntary, other than as a consequence of his death or disability, or of his retirement at or after his normal retirement date ("Normal Retirement Date") under the Employees' Retirement Plan of Bank of Hawaii or any successor or substitute plan or plans) within two years after a Change of Control of Bancorp, then the following provisions (a) through (g) shall apply:

                 (a) On or before the Executive's last day of employment with Bancorp and the Bank, Bancorp will pay to the Executive, as additional compensation for his services rendered to Bancorp and the Bank, a lump sum cash amount (subject to any taxes required to be withheld) equal to:

                      i)    three times the highest compensation
                 (including base salary, bonuses and incentive compensation) paid or payable to the Executive by Bancorp and the Bank with respect to any 12 consecutive month period during the three years ending with the date of the Executive's employment termination. The incentive compensation referred to in this paragraph is that amount paid or payable under the Bank of Hawaii Profit Sharing Plan, the Sustained Profit Growth Plan, and the Relative Performance Incentive Plan or any successor or substitute plan or plans. In the event there are fewer than 36 whole or partial months remaining from the date of the Executive's employment termination to his Normal Retirement Date, the amount provided for in this paragraph will be reduced by multiplying it by a fraction, the numerator of which is the number of whole or partial months so remaining to his Normal Retirement Date and the denominator of which is 36; and

                      ii)   an amount equal to the sum of the
                 maximum payment the Executive would have received under the terms of the Relative Performance Incentive Plan (or any successor or substitute plan or plans other than the Sustained Profit Growth Plan) if he had continued in the employment of Bancorp and the Bank through the year end following his employment termination (or his Normal Retirement Date, whichever is earlier) and Bancorp and the Bank had met its maximum performance goals as provided under the terms of the Relative Performance Incentive Plan and the maximum amount payable to the Executive had been paid.

                (b)  The Executive shall receive special
retirement benefits as provided below, so that the total retirement benefits that the Executive receives will equal the retirement benefits that the Executive would have received had the Executive continued in the employ of Bancorp and the Bank for three years following the date of his employment termination (or until his Normal Retirement Date, whichever is earlier). In addition to special retirement benefits, the Executive shall receive all other benefits he would have received had he continued in the employ of Bancorp and the Bank for three years following his employment termination (or until his Normal Retirement Date, whichever is earlier) including, without limitation, all ancillary benefits, such as early retirement and survivor rights and benefits available at retirement, including hospital, medical-surgical, major medical and group life insurance. The amount of special retirement benefits payable hereunder to the Executive or his beneficiaries shall equal the excess of the amount specified in (i) over that in (ii) below:

                      i)    The total retirement benefits on a
                 single-life basis that would be paid to the Executive if the three years (or the period to his Normal Retirement Date, if less) following his termination are added to his credited service under the Retirement Plan.

                      ii)   The total retirement benefits actually
                 payable on a single-life basis to the Executive under the Retirement Plan. Such special retirement benefits shall be paid at the same time and in the same form (e.g., single life or contingent annuitant basis) as the Executive's retirement benefits under the Retirement Plan. However, if the Executive has not attained an age at which his surviving spouse would be eligible for a Retirement Plan benefit in the event of his death, then, if the Executive should die, his surviving spouse shall receive under this Agreement an annuity for life equal to the survivor annuity of a qualified joint and survivor annuity (as defined in Section 401(a)(11) of the Internal Revenue Code), which shall be determined in a manner consistent with the terms of the Retirement Plan and this subparagraph. All special retirement benefits and other benefits provided for herein are provided on an unfunded basis and are not intended to meet or be subject to the qualification requirement of Section 401 of the Internal Revenue Code. All special retirement benefits and other benefits provided for herein shall be payable solely from the general assets of Bancorp.

                (c) The Executive's participation in the other fringe benefits provided the Executive prior to the Change of Control or his employment termination shall be continued, or equivalent benefits shall be provided, by Bancorp, at no direct cost to the Executive, for a period of three years from the date his employment terminates (or until his Normal Retirement Date, whichever is sooner); provided, however, the provisions of this subparagraph (c) shall not affect the Executive's right to receive special retirement benefits or the other benefits provided for in subparagraph (b) above.

                 (d) Should the Executive move his residence in order to pursue other business opportunities within two years of his employment termination, he shall be reimbursed for any moving expenses (as defined in Section 217(b) of the Internal Revenue
Code) incurred in that relocation (including taxes, if any, payable on the reimbursement) which are not reimbursed by another employer. Benefits provided herein shall not exceed the assistance and benefits customarily provided by Bancorp to transferred employees prior to the Change of Control.

                 (e) Any awards previously made to the Executive under Bancorp's incentive compensation plans and not previously paid to the Executive shall immediately vest on the date of his employment termination and shall be paid on that date and be included as compensation in the month paid.

                 (f)  The Executive's participation in any
applicable savings, retirement and/or profit sharing plan of Bancorp or the Bank shall continue only through the last day of his employment. Any terminating distributions and/or vested rights under such plans shall be governed by the terms of those respective plans.

                 (g)  (i)   Stock options ("options") and stock
appreciation rights ("rights"), if any, granted to the Executive by Bancorp will be exercisable in full for a period of 30 days
(x) following the date of a Change of Control or (y) commencing on the date of approval by Bancorp's shareholders of an agreement providing for a merger in which Bancorp will not remain an independent publicly owned corporation, or a consolidation, or a sale, or other disposition of all or substantially all the assets of Bancorp; provided, however, no option or right shall be exercisable after its expiration date. Payment for rights exercised pursuant to this subparagraph (g) shall be made in cash, subject to the right of the Compensation Committee of the Board to disapprove such payment in cash at any time prior to such payment.

                     (ii) To the extent that an Executive's stock options do not include stock appreciation rights, the Executive shall, if he elects not to exercise his stock options, receive cash equal to the excess of the value (as defined in the applicable plan) of one share over the option price times the number of shares subject to all outstanding stock options held by the Executive. Upon payment of such sum, the Executive hereby agrees that he shall not exercise any of the stock options held by him for which such cash was paid.

          3. For the purposes of this Agreement, a "Change of Control" shall be deemed to have taken place if: (i) any person, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, becomes the beneficial owner of shares of Bancorp having 25% or more of the total number of votes that may be cast for the election of Directors of Bancorp; or
(ii) as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions, the persons who were Directors of Bancorp before the transaction shall cease to constitute a majority of the Board of Directors of Bancorp or any successor to Bancorp; or (iii) a majority of the Board of Directors determines in good faith that a "Change of Control" is imminent.

          4. If litigation shall be brought to enforce or interpret any provision of this Agreement, Bancorp hereby agrees to indemnify the Executive for his reasonable attorneys' fees and out-of-pocket disbursements incurred in connection with such litigation, to the extent permitted by law and Bancorp's Restated Articles of Incorporation.

          5. Bancorp's obligation under this Agreement shall be absolute and unconditional and shall not be affected by any set-off, counterclaim, recoupment, defense or other right which Bancorp may have against him or any other person. All amounts payable by Bancorp hereunder shall be paid without notice or demand. Any payment made hereunder by Bancorp shall be final, and Bancorp shall not seek to recover all or any part of such payment from the Executive. The Executive shall not be obligated to seek other employment in mitigation of the amounts payable under this Agreement, and the obtaining of any other employment shall in no event affect Bancorp's obligation to make the payments required to be made by it hereunder.

          6. The Executive shall retain in confidence any confidential information known to him concerning Bancorp, the Bank, or a subsidiary of either so long as such information is not publicly disclosed.

         7. This Agreement shall be binding upon and inure to the benefit of the Executive and his estate, and Bancorp and any successor of Bancorp, but neither this Agreement nor any rights arising hereunder may be assigned or pledged by the Executive.

          8. Any provision in this Agreement which is determined to be unenforceable shall be ineffective only to the extent of such unenforceability without invalidating or affecting any other remaining provisions of this Agreement.

          9. The provisions of this Agreement shall be governed by, and be construed and interpreted in accordance with, the laws of the State of Hawaii.

          10. This Agreement shall terminate if, as provided in the Plan, the Board determines that the Executive is no longer to be included in the Plan and so notifies the Executive in writing; provided, however, that such determination may not be made, and if made shall have no effect, (i) during any period of time when Bancorp has knowledge that any third party has taken steps reasonably calculated to effect a Change of Control until, in the opinion of the Board, such third party has abandoned or terminated his efforts to effect a Change of Control or (ii) within two years after a Change of Control.

          IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the day and year first written above.



                                  /s/ Lawrence M. Johnson
                                             (Executive)


                                 BANCORP HAWAII, INC.



                                 By:  /s/ Frank J. Manaut
                                       Its