Form 10-Q
period 1996-06-30
BANCORP HAWAII INC
filed 1996-08-14
CIK 46195

U N I T E D   S T A T E S

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-Q

  (Mark One)

[ X ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

                                 or

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

Common Stock, $2 Par Value; outstanding at July 31, 1996 -
40,833,656 shares

BANCORP HAWAII, INC. and subsidiaries
June 30, 1996





PART I. - Financial Information

Item 1.  Financial Statements

     The consolidated statements of condition as of June 30, 1996 and 1995, and December 31, 1995 and related statements of income, shareholders' equity, and cash flows are included herein.

     The unaudited financial statements listed above have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles.

     The financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. Certain accounts have been reclassified to conform with the 1996 presentation.

Consolidated Statements of Condition (Unaudited)                            Bancorp Hawaii, Inc. and subsidiaries
- ------------------------------------------------------------------------------------------------------------------
                                                                                June 30  December 31      June 30
(in thousands of dollars)                                                          1996         1995         1995
- ------------------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                                      $638,204     $789,050     $752,923
Investment Securities - Held to Maturity
          (Market Value of $1,272,486, $1,135,364 and $1,565,095 respective   1,280,379    1,129,251    1,574,160
Investment Securities - Available for Sale                                    2,217,867    2,230,902    1,543,324
Securities Purchased Under Agreements to Resell                                      --           --       90,000
Funds Sold                                                                      218,628      116,173      144,900
Loans                                                                         8,549,043    8,152,406    7,704,174
  Unearned Income                                                              (177,225)    (147,404)    (142,084)
  Reserve for Possible Loan Losses                                             (163,266)    (151,979)    (150,302)
- ------------------------------------------------------------------------------------------------------------------
Net Loans                                                                     8,208,552    7,853,023    7,411,788
- ------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                     12,563,630   12,118,399   11,517,095
Cash and Non-Interest Bearing Deposits                                          482,067      469,031      474,554
Premises and Equipment                                                          271,762      246,515      231,978
Customers' Acceptance Liability                                                  21,759       16,825       22,648
Accrued Interest Receivable                                                      85,910       84,669       74,598
Other Real Estate                                                                 9,571        9,306        1,581
Intangibles, including Goodwill                                                  96,971       87,673       91,422
Trading Securities                                                                1,192           29          566
Other Assets                                                                    157,292      174,337      159,209
- ------------------------------------------------------------------------------------------------------------------
    Total Assets                                                            $13,690,154  $13,206,784  $12,573,651
==================================================================================================================

Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                              $1,295,882   $1,549,302   $1,377,586
                 - Interest-Bearing                                           1,612,901    1,592,533    1,653,386
  Savings                                                                       931,286    1,004,550    1,051,617
  Time                                                                        2,517,056    2,204,242    1,835,287
Foreign Deposits                                                              2,065,696    1,226,143    1,086,042
- ------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                            8,422,821    7,576,770    7,003,918

Securities Sold Under Agreements to Repurchase                                1,695,907    1,926,540    2,250,738
Funds Purchased                                                                 600,232      787,437      379,473
Short-Term Borrowings                                                           499,580      476,867      655,652
Bank's Acceptances Outstanding                                                   21,759       16,825       22,648
Accrued Pension Costs                                                            23,451       21,145       24,433
Accrued Interest Payable                                                         70,629       49,473       48,669
Accrued Taxes Payable                                                           145,427      160,306      165,730
Minority Interest                                                                17,057        2,961        2,641
Other Liabilities                                                                86,166       70,588      121,241
Long-Term Debt                                                                1,057,225    1,063,436      877,640
- ------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                        12,640,254   12,152,348   11,552,783


Shareholders' Equity
Common Stock ($2 par value), authorized 100,000,000 shares;
    outstanding,  June 1996 - 40,830,130;
    December 1995 - 41,340,817; June 1995 - 41,520,923;                          81,660       82,682       83,042
Surplus                                                                         221,897      240,080      249,718
Unrealized Valuation Adjustments                                                (15,760)      13,902       12,410
Retained Earnings                                                               762,103      717,772      675,698
- ------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                1,049,900    1,054,436    1,020,868
- ------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                              $13,690,154  $13,206,784  $12,573,651
==================================================================================================================
/TABLE

Consolidated Statements of Income (Unaudited)                               Bancorp Hawaii, Inc. and subsidiaries
- ------------------------------------------------------------------------------------------------------------------
                                                                  3 Months     3 Months     6 Months     6 Months
                                                                     Ended        Ended        Ended        Ended
                                                                   June 30      June 30      June 30      June 30
(in thousands of dollars except per share amounts)                    1996         1995         1996         1995
- ------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                               $167,460     $151,161     $325,259     $298,305
  Loan Fees                                                          8,283        6,087       16,577       13,109
  Income on Lease Financing                                          6,640        3,100        9,674        6,092
  Interest and Dividends on Investment Securities
    Taxable                                                         14,545       23,734       29,161       46,764
    Non-taxable                                                        298          351          609          719
  Income on Investment Securities Available for Sale                35,995       26,337       72,859       51,204
  Interest on Deposits                                               9,901       10,169       18,908       18,374
  Interest on Security Resale Agreements                                --          133           --          133
  Interest on Funds Sold                                               916          758        2,078        1,715
- ------------------------------------------------------------------------------------------------------------------
Total Interest Income                                              244,038      221,830      475,125      436,415
Interest Expense
  Interest on Deposits                                              70,360       58,977      133,362      113,969
  Interest on Security Repurchase Agreements                        24,582       30,333       49,925       60,266
  Interest on Funds Purchased                                        7,352        7,015       14,718       15,149
  Interest on Short-Term Borrowings                                  5,328        4,526       11,472       10,204
  Interest on Long-Term Debt                                        15,587       13,832       31,982       27,359
- ------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                             123,209      114,683      241,459      226,947
- ------------------------------------------------------------------------------------------------------------------

Net Interest Income                                                120,829      107,147      233,666      209,468
Provision for Possible Loan Losses                                   4,163        4,120        8,587        8,573
- ------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Possible Loan Losses       116,666      103,027      225,079      200,895
Non-Interest Income
  Trust Income                                                      11,814       12,135       24,718       25,526
  Service Charges on Deposit Accounts                                7,390        6,180       13,951       12,840
  Fees, Exchange, and Other Service Charges                         13,426       12,428       25,385       24,785
  Other Operating Income                                             9,969        4,962       16,300       10,534
  Investment Securities Gains (Losses)                                  67          273          (62)       2,104
- ------------------------------------------------------------------------------------------------------------------
Total Non-Interest Income                                           42,666       35,978       80,292       75,789
Non-Interest Expense
  Salaries                                                          40,899       35,408       77,519       71,005
  Pensions and Other Employee Benefits                              12,071       10,896       25,480       22,153
  Net Occupancy Expense of Premises                                  8,662       10,040       19,444       20,252
  Net Equipment Expense                                              8,797        9,033       16,554       16,774
  Other Operating Expense                                           32,857       28,114       61,711       54,079
  Minority Interest                                                    501          198          657          481
- ------------------------------------------------------------------------------------------------------------------
Total Non-Interest Expense                                         103,787       93,689      201,365      184,744
- ------------------------------------------------------------------------------------------------------------------
      Income Before Income Taxes                                    55,545       45,316      104,006       91,940
Provision for Income Taxes                                          20,932       16,768       36,683       35,144
- ------------------------------------------------------------------------------------------------------------------

      Net Income                                                   $34,613      $28,548      $67,323      $56,796
==================================================================================================================
Earnings Per Common Share and Common Share Equivalents               $0.84        $0.68        $1.63        $1.35
- ------------------------------------------------------------------------------------------------------------------
Average Common Shares and Common Share Equivalents Outstanding  41,276,498   42,121,368   41,411,266   42,129,385
- ------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Shareholders' Equity (Unaudited)               Bancorp Hawaii, Inc. and subsidiaries
- ----------------------------------------------------------------------------------------------------------------
                                                                  Common                 Unrealized    Retained
(in thousands of dollars except per share amounts)     Total       Stock     Surplus  Valuation Adj.   Earnings
- ----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                      $1,054,436     $82,682    $240,080        $13,902    $717,772
Net Income                                            67,323        -           -              -         67,323
Sale of Common Stock
   35,803 Profit Sharing Plan                          1,231          72       1,159           -           -
  151,216 Stock Option Plan                            3,549         302       3,247           -           -
   92,394 Dividend Reinvestment Plan                   3,634         184       3,450           -           -
    1,800 Restricted Share Plan                           64           4          60           -           -
Stock Repurchased                                    (27,683)     (1,584)    (26,099)          -           -
Unrealized Valuation Adjustments
   Investment Securities                             (22,349)       -           -           (22,349)       -
   Foreign Exchange Translation Adjustment            (7,313)       -           -            (7,313)       -
Cash Dividends Paid of $.56 Per Share                (22,992)       -           -              -        (22,992)
- ----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                          $1,049,900     $81,660    $221,897       ($15,760)   $762,103
================================================================================================================

Balance at December 31, 1994                        $966,788     $83,703    $260,040       ($18,122)   $641,167
Net Income                                            56,796        -           -              -         56,796
Sale of Common Stock
   96,251 Profit Sharing Plan                          2,637         192       2,445           -           -
   84,332 Stock Option Plan                            1,495         169       1,326           -           -
  132,374 Dividend Reinvestment Plan                   3,735         265       3,470           -           -
Stock Repurchased                                    (18,850)     (1,287)    (17,563)          -           -
Unrealized Valuation Adjustments
   Investment Securities                              24,826        -           -            24,826        -
   Foreign Exchange Translation Adjustment             5,706        -           -             5,706        -
Cash Dividends Paid of $.53 Per Share                (22,265)       -           -              -        (22,265)
- ----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                          $1,020,868     $83,042    $249,718        $12,410    $675,698
================================================================================================================

Consolidated Statements of Cash Flows(Unaudited)                         Bancorp Hawaii, Inc. and subsidiaries
- ---------------------------------------------------------------------------------------------------------------
Six Months Ended June 30
(in thousands of dollars)                                                                    1996         1995
- ---------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                                $67,323      $56,796
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses, depreciation, and amortization of income and expense        6,935        5,497
     Deferred income taxes                                                                 (1,704)      (2,459)
     Realized and unrealized investment security gains                                     94,067        1,387
     Net decrease in trading securities                                                     1,163       13,130
     Other assets and liabilities, net                                                     19,810       25,879
                                                                                      ------------ ------------
     Net cash provided by operating activities                                            187,594      100,230
- ---------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from redemptions of investment securities held to maturity                       419,088      519,393
Purchases of investment securities held to maturity                                      (548,108)    (307,593)
Proceeds from sales of investment securities available for sale                           527,659      283,159
Purchases of investment securities available for sale                                    (645,939)    (421,356)
Net decrease in interest-bearing deposits placed in other banks                           355,537      (25,907)
Net decrease (increase) in funds sold                                                    (102,455)    (180,733)
Net increase in loans and lease financing                                                 241,710      201,405
Premises and equipment, net                                                               (21,936)     (21,385)
Purchase of additional interest, net of cash and non-interest bearing deposits acquired:
   Banque D'Hawaii (Vanuatu), Ltd.                                                             --        6,808
   Credipac Polynesie and Credipac Nouvelle Caledonie                                       1,291           --
Purchase of majority interest of Banque de Tahiti & New Caledonie
   net of cash and non-interest bearing deposits acquired                                  23,892           --
                                                                                      ------------ ------------
     Net cash provided by investing activities                                            250,739       53,791
- ---------------------------------------------------------------------------------------------------------------
Financing Activities
Net increase in demand, savings, and time deposits                                         25,549     (122,365)
Proceeds from lines of credit and long-term debt                                          571,293       16,068
Principal payments on lines of credit and long-term debt                                 (577,504)          --
Net decrease in short-term borrowings                                                    (395,125)     (54,390)
Proceeds from sale (repurchase) of stock                                                  (19,205)     (10,983)
Cash dividends                                                                            (22,992)     (22,265)
                                                                                      ------------ ------------
     Net cash used by financing activities                                               (417,984)    (193,935)

Effect of exchange rate changes on cash                                                    (7,313)       5,706
                                                                                      ------------ ------------
     Decrease in cash and non-interest bearing deposits                                    13,036      (34,208)

Cash and non-interest bearing deposits at beginning of year                               469,031      508,762
                                                                                      ------------ ------------
Cash and non-interest bearing deposits at end of period                                  $482,067     $474,554
- ---------------------------------------------------------------------------------------------------------------

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Financial Review


Performance Highlights

     Bancorp Hawaii, Inc. (Bancorp) reported earnings for the second quarter of 1996 of $34.6 million, 21.2% above earnings for the second quarter of 1995. On a per share basis, earnings were $0.84 for the second quarter of 1996, an increase from the $0.68 reported for the second quarter of 1995, and from the $0.79 reported for the first quarter of 1996.

     For the six months ended June 30, 1996, Bancorp reported net income of $67.3 million, 18.5% above that for the same period in 1995. Earnings per share were $1.63 for the first half of 1996, compared with $1.35 for the same period in 1995. Earnings reflect the improving economy in Hawaii, Bancorp's main market, the improvement in Bancorp's net interest margin, and the acquisition of the majority interest of Banque de Tahiti (BDT) and Banque de Nouvelle Caledonie (BNC) during the second quarter. With the increased ownership, the consolidated financial statements of Bancorp includes the balance sheet of BDT and BNC as of June 30, 1996 and the income statement from May 2, 1996, the acquisition date. Comparisons with prior periods should consider this change.

     Performance ratios for the year-to-date period improved over those reported for the year ended December 31, 1995. Return on average assets and return on average equity were 1.03% and 12.70%, respectively, for the first half of 1996. These ratios were 0.93% and 11.42%, respectively, for the like period in 1995 and 0.98% and 11.87%, respectively, for all of 1995.

      Total assets ended June 30, 1996 at $13.7 billion, an increase from $13.2 billion at December 31, 1995 and $12.6 billion at June 30, 1995. Net loans outstanding increased from June 30, 1995 and year-end 1995 by 10.7% and 4.5%, respectively. Total investment securities increased to $3.5 billion at June 30, 1996 representing a 4.1% increase from year-end 1995 and 12.2% from the same date a year ago.

     Total deposits increased to $8.4 billion, compared to $7.6 billion reported at year-end 1995 and increased from the $7.0 billion reported a year ago on June 30. Securities sold under agreements to repurchase (repos) as of June 30, 1996 totaled $1.7 billion, a decrease of 12.0% from year-end 1995 and a 24.7% decline from June 30, 1995. The changes in repo balances, which are mainly comprised of government funds, are explained later in this report.

     Non-performing assets (NPAs) have increased to $84.0 million at June 30, 1996. This total reflects the inclusion of the BDT and BNC NPA which was $19.4 million at June 30, 1996. A further discussion on NPAs and the Reserve for Loan Losses follows later in this report.

     Trust income for the second quarter of 1996 totaled $11.8 million, a 2.6% decrease from the same quarter in 1995. Growing trust income has been difficult as competition based on pricing has increased. Products introduced in recent years such as the Pacific Capital family of funds are gaining recognition and building historical results creating opportunities for future growth.

     The average net interest margin or spread on earning assets for the second quarter of 1996 grew to 3.91% bringing year-to-date spread through June 30 to 3.85%. Comparatively, spread was 3.80% for the same quarter in 1995 and 3.71% for the first half of 1995. A further discussion of spread follows in this report.


Risk Elements in Lending Activities

     At June 30, 1996, total loans were $8.5 billion, a 4.9% increase from year-end 1995 and 11.0% above total loans on June 30, 1995. As indicated earlier in this report, the BDT and BNC loans have been included in Bancorp's consolidated totals. At June 30, 1996, BDT and BNC loans totaled $0.6 billion. Also during the quarter, Bancorp securitized $350 million in residential mortgage loans and retained the securities in its held to maturity investment portfolio. Adjusting the June 30, 1996 total loans for the acquisition and securitization, the increase from year-end 1995 would have been 1.5%. The following table presents Bancorp's total loan portfolio balances for the periods indicated.

Loan Portfolio Balances                   Bancorp Hawaii, Inc., and subsidiaries
- ---------------------------------------------------------------------------------
                                                 June 30 December 31     June 30
(in millions of dollars)                            1996        1995        1995
- ---------------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial                    $1,771.7    $1,902.2    $1,863.0
   Real Estate
         Construction -- Commercial                210.6       199.6       129.8
                      -- Residential                26.2        33.7        40.9
          Mortgage -- Commercial                 1,283.9     1,308.8     1,259.4
                   -- Residential                2,550.9     2,702.4     2,532.3
   Installment                                     815.4       817.3       762.5
   Lease Financing                                 406.8       392.9       384.2
- ---------------------------------------------------------------------------------
     Total Domestic                              7,065.5     7,356.9     6,972.1
- ---------------------------------------------------------------------------------
   Foreign Loans                                 1,483.5       795.5       732.1
- ---------------------------------------------------------------------------------
     Total Loans                                $8,549.0    $8,152.4    $7,704.2
=================================================================================

Commercial and Industrial Loans

     Commercial and Industrial loans outstanding were $1.8 billion as of June 30, 1996, a decrease of 6.9% from year-end 1995 and 4.9% from June 30, 1995. The decline in Commercial and Industrial loans has been affected by the Hawaii economy which has stifled loan demand, low and undesirable pricing in the U.S. corporate market, and aggressive management of substandard borrowers.


Real Estate Loans

     Real estate loans totaled $4.1 billion at June 30, 1996, a 4.1% decrease from year-end 1995 but a 2.8% increase from the same date a year ago. The decrease since year-end 1995 was attributed to the securitization of $350 million in residential mortgage loans in this quarter. Considering this securitization, a comparison with year-end 1995 would reflect an increase of 4.2% in total real estate loans.

     Construction loans at June 30, 1996 totaled $236.8 million, compared with $233.3 million at year-end 1995 and $170.7 million at June 30, 1995. Commercial mortgage loans have remained relatively consistent.


Other Lending

     Installment loans and leases have remained at similar levels compared to year-end 1995 balances. At June 30, 1996, total installment loans were $815.4 million, compared with $817.3 million reported at year-end 1995, and $762.5 million on the same date in 1995. The growth from a year ago was evenly divided between charge cards and consumer installment loans. Total leases at June 30, 1996 increased to $406.8 million from $392.9 million at year-end 1995. Lease financing activity has become very competitive as interest rates have remained at relatively low levels.

     Foreign loan balances were $1.48 billion as of June 30, 1996, compared to $795 million at year-end 1995, and $732.1 million at June 30, 1995. The rise in the foreign loan total since year-end reflects the BDT and BNC loan portfolio acquired during the quarter.


Non-Performing Assets and Past Due Loans

     Bancorp's non-performing assets include non-accrual loans, restructured loans and foreclosed real estate. NPAs as of June 30, 1996 increased to $84.0 million reflecting the inclusion of the NPA for BDT and BNC for the first time. As of quarter-end, excluding the NPAs reported for BDT and BNC, the total would have been $64.6 million compared with $62.9 million at March 31, 1996 and $56.9 million at year-end 1995. NPAs as of June 30, 1996 represented 0.98% of total loans outstanding. This ratio compares with 0.76% at the end of the first quarter 1996 and 0.70% as of year-end 1995. This ratio was 0.66% at the end of the second quarter 1995.
Bancorp continues its effort to monitor and manage NPAs aggressively. Total non-performing assets and loans 90 days past due represented 1.39% of loans outstanding compared with 0.95% at year-end 1995 and 1.02% at March 31, 1996. Excluding the affects of the acquisitions, total non-performing assets and loans 90 days past due as of June 30, 1996 would have been 0.89%.

     Non-accrual loans increased during the quarter to $74.4 million from $53.7 million at the March 1996 quarter-end and $47.6 million at year-end 1995. The increase from the first quarter of 1996 reported in the foreign category reflecting the acquisition. Without the additional non-accrual loans reported by BDT and BNC, non-accrual loans would have been $55.0 million at June 30, 1996.

     Accruing 90 day past due loans have increased to $35.0 million mainly in the foreign category reflecting the acquisition. Past due loans would have been $21.2 million without the past due loans for BDT and BNC as of June 30, 1996. Installment past due loans (including charge cards) decreased to $8.0 million at June 30, 1996 from $11.5 million as of March 31, 1996, the result of stepped up collection efforts and charge-offs. Residential mortgage loans past due 90 days increased to $7.3 million, 0.29% of total residential mortgage loans, while past due commercial mortgage loans increased to $3.5 million, 0.27% of total commercial real estate loans. Both these ratios remain at modest levels. For residential mortgage loans, the underlying collateral which represented, at initial closing, loan to value ratios of 70-80%, significantly reduces loss exposure.

     The foreclosed real estate category remained at low levels, totaling $9.6 million at June 30, 1996, compared with $9.2 million at March 31, 1996 and $9.3 million at year-end 1995. There were only 22 properties in Other Real Estate at June 30, 1996.

     The following table presents NPAs and past due loans for the periods indicated.

Bancorp Hawaii, Inc.
Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More
- -------------------------------------------------------------------------------
                                            June 30   December 31      June 30
(in millions of dollars)                       1996          1995         1995
- -------------------------------------------------------------------------------
Non-Accrual Loans
   Commercial                                 $17.7         $16.9        $15.3
   Real Estate
     Construction                                --           0.3          0.8
     Commercial                                14.7          14.9         16.5
     Residential                               19.0          14.7         15.5
   Installment                                  1.1           0.8          1.2
   Leases                                       1.8            --          0.1
   Foreign                                     20.1            --           --
- -------------------------------------------------------------------------------
         Subtotal                              74.4          47.6         49.4


Restructured Loans                               --            --           --


Foreclosed Real Estate
   Domestic                                     9.6           9.3          1.6
   Foreign                                       --            --           --
- -------------------------------------------------------------------------------
         Subtotal                               9.6           9.3          1.6
- -------------------------------------------------------------------------------
     Total Non-Performing Assets               84.0          56.9         51.0
- -------------------------------------------------------------------------------

Accruing Loans Past Due 90 Days or More
   Commercial                                   1.9           1.8          2.1
   Real Estate
     Construction                               0.4            --           --
     Commercial                                 3.5           2.4          0.1
     Residential                                7.3           5.8          7.3
   Installment                                  8.0          10.5          6.5
   Leases                                       0.1           0.2           --
   Foreign                                     13.8            --           --
- -------------------------------------------------------------------------------
         Subtotal                              35.0          20.7         16.0
- -------------------------------------------------------------------------------
     Total                                   $119.0         $77.6        $67.0
===============================================================================
- -------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   to Total Loans                              0.98%         0.70%        0.66%
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   and Accruing Loans Past Due
   90 Days or More to Total Loans              1.39%         0.95%        0.87%
- -------------------------------------------------------------------------------

Summary of Loan Loss Experience

     The reserve for loan losses stood at $163.3 million at June
30, 1996, representing 1.95% of loans outstanding. This compares with 1.88% as of March 31, 1996, 1.90% at year-end 1995 and 1.99%
on June 30, 1995.

     Loan loss provisions were $4.2 million for the second quarter of 1996, compared with the $4.4 million reported for the first quarter of 1996. Bancorp reported net recoveries of $0.1 million for the second quarter of 1996, combined with the net charge-offs of $4.3 million for the first quarter of 1996, this brought year-to-date net charge-offs to $4.2 million.

     Gross charge-offs increased to $14.0 million for the second quarter of 1996, compared to $6.9 million for the first quarter of 1996. Year-to-date, gross charge-offs totaled $20.9 million, compared with $15.9 million for the same period in 1995. Recoveries reported for the quarter ended June 30, 1996 were $14.1 million, bringing year-to-date recoveries to $16.7 million. Recoveries through June 30, 1996, which already exceed the $14.4 million reported for all of 1995, were boosted by an $11.5 million recovery on loans secured by commercial leasehold property charged off in 1992 and 1993.

     The annualized ratio of net charge-offs to average loans outstanding for the second quarter 1996 was zero percent. The ratio of net charge-offs to average loans of 0.10% for the first half of 1996 and 0.18% for the comparable period in 1995. For the full year of 1995, Bancorp reported a ratio of 0.18%.

     A detailed breakdown of charge-offs and recoveries by loan category is presented in the following table.

Summary of Loss Experience                               Bancorp Hawaii, Inc., and subsidiaries
- ------------------------------------------------------------------------------------------------
                                                      Second     Second   First Six   First Six
                                                     Quarter    Quarter      Months      Months
(in millions of dollars)                                1996       1995        1996        1995
- ------------------------------------------------------------------------------------------------
Average Loans Outstanding                           $8,464.6   $7,587.8    $8,242.3    $7,599.1
Balance of Reserve for Possible Loan Losses
   at Beginning of Period                             $152.1     $150.4      $152.0      $148.5
Loans Charged Off
   Commercial and Industrial                             2.5        4.9         3.9         6.6
   Real Estate - Construction                             --         --          --         2.1
   Real Estate - Mortgage
     Commercial                                          0.8        0.4         1.3         0.5
     Residential                                         0.7        0.2         0.9         0.2
   Installment                                          10.0        3.4        14.6         6.4
   Foreign                                                --         --          --          --
   Leases                                                 --        0.1         0.2         0.1
- ------------------------------------------------------------------------------------------------
Total Charged Off                                       14.0        9.0        20.9        15.9
Recoveries on Loans Previously Charged Off
   Commercial and Industrial                            12.6        2.3        13.2         5.5
   Real Estate - Construction                             --         --         0.7          --
   Real Estate - Mortgage
     Commercial                                          0.1         --         0.1          --
     Residential                                         0.1         --         0.2          --
   Installment                                           1.1        0.9         2.1         1.7
   Foreign                                                --        1.3          --         1.3
   Leases                                                0.2        0.3         0.4         0.6
- ------------------------------------------------------------------------------------------------
Total Recoveries                                        14.1        4.8        16.7         9.1
- ------------------------------------------------------------------------------------------------
Net Charge Offs (Recoveries)                            (0.1)       4.2         4.2         6.8
Provision Charged to Operating Expenses                  4.2        4.1         8.6         8.6
Reserves Acquired                                        6.9         --         6.9          --
- ------------------------------------------------------------------------------------------------
Balance at End of Period                              $163.3     $150.3      $163.3      $150.3
================================================================================================
Ratio of Net Charge Offs (Recoveries) to
  Average Loans Outstanding  (annualized)               0.00%      0.22%       0.10%       0.18%
- ------------------------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding                   1.95%      1.99%       1.95%       1.99%
- ------------------------------------------------------------------------------------------------
/TABLE

Capital

     Bancorp continues to manage its capital levels through the target ratios outlined in Bancorp's 1995 Annual Report. The acquisition of the banks in the South Pacific, as expected, has had an impact on Bancorp's ratios as discussed below. Bancorp's average equity to average assets ratio for the second quarter of 1996 was 8.14%, a decrease from the 8.27% reported for 1995 and 8.33% for the first quarter of 1996.

     Bancorp's shareholders' equity at June 30, 1996 totaled $1.0 billion. New shares issued for the profit sharing, stock option and dividend reinvestment plans increased capital by $4.8 million during the quarter. Under Bancorp's continuing stock repurchase programs, $5.4 million of shares were repurchased during the second quarter of 1996 largely to offset the requirements of the various plans. Bancorp implemented its restricted stock program approved by shareholders issuing 1,800 shares during the quarter. Dividends for the quarter totaled $11.5 million, the same as the first quarter dividends. The dividends were paid at $0.28 per share for both quarters of 1996.

     Regulatory risk-based capital remain above minimum guidelines. At June 30, 1996, Bancorp's Total Capital and Tier 1 Capital ratios were 11.80% and 9.42%, respectively. This compares with year-end 1995, when the Total Capital Ratio was 12.74% and the Tier 1 Capital Ratio was 10.25%. Regulatory guidelines prescribe a minimum Total Capital Ratio of 10.00% and a Tier 1 Capital Ratio of 6.00% for an institution to qualify as well capitalized. Bancorp's strategy is to maintain its capital ratios at levels to meet this qualification to benefit from the financial and regulatory incentives provided to well capitalized companies.

     In addition, the leverage ratio, which represents the ratio of Tier 1 Capital to Total Average Assets, was 7.62% at June 30, 1996, compared to 7.82% at year-end 1995. The required minimum ratio is 5.00%, to qualify an institution as well capitalized.


Spread Management

     The average net interest margin or spread on earning assets for the second quarter of 1996 improved to 3.91% from 3.80% reported for both the first quarter of 1996 and the second quarter of 1995. Year-to-date spread through June 1996 was 3.85% compared to 3.71% for the same period in 1995. The improvement is partly attributed to the acquisition of the South Pacific banks whose spread is higher.

     The cost of funds rate for the second quarter of 1996 was 4.76%, which was slightly below the 4.80% reported for the second quarter of 1995 but slightly higher than the 4.67% for the first quarter of 1996. The earning asset yield was 7.88% for the second quarter of 1996, a slight increase over the second quarter 1995 yield of 7.84%, and 7.77% yield reported in the first quarter of 1996.

Consolidated Average Balances and Interest Rates Taxable Equivalent  Bancorp Hawaii, Inc. and subsidiaries
- ----------------------------------------------------------------------------------------------------------
                                                         Three Months Ended           Three Months Ended
                                                           June 30, 1996                June 30, 1995
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
- ----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $756.5   $9.9   5.26%        $626.9  $10.2   6.51%
  Investment Securities
    -Taxable                                             893.2   14.5   6.55        1,481.8   23.7   6.42
    -Tax-Exempt                                           13.1    0.5  14.11           16.7    0.5  12.97
                                                       2,255.7   36.0   6.42        1,598.8   26.3   6.61
  Funds Sold                                              87.5    0.9   4.21           57.7    0.9   6.20
  Net Loans
    -Domestic                                          7,216.6  148.8   8.29        6,851.9  143.3   8.39
    -Foreign                                           1,248.0   25.4   8.19          735.9   11.3   6.17
  Loan Fees                                                       8.3                          6.1
                                                     ------------------------     ------------------------
    Total Earning Assets                              12,470.6  244.3   7.88       11,369.7  222.3   7.84
Cash and Due From Banks                                  467.8                        474.3
Other Assets                                             433.1                        388.1
                                                     ----------                   ----------
    Total Assets                                     $13,371.5                    $12,232.1
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,672.2   11.9   2.86       $1,747.0   12.9   2.96
                    - Savings                            956.6    5.9   2.49        1,069.9    7.8   2.94
                    - Time                             2,360.5   31.6   5.38        1,805.3   22.7   5.04
                                                     ------------------------     ------------------------
    Total Domestic                                     4,989.3   49.4   3.98        4,622.2   43.4   3.77
    Total Foreign                                      1,373.9   20.9   6.13          904.8   15.6   6.90
                                                     ------------------------     ------------------------
    Total Deposits                                     6,363.2   70.3   4.45        5,527.0   59.0   4.28
Short-Term Borrowings                                  2,869.0   37.3   5.22        3,076.6   41.9   5.46
Long-Term Debt                                         1,181.4   15.6   5.31          983.8   13.8   5.64
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                10,413.6  123.2   4.76        9,587.4  114.7   4.80
                                                     ------------------------     ------------------------
Net Interest Income                                             121.1   3.12                 107.6   3.04
Average Spread on Earning Assets                                        3.91%                        3.80%
Demand Deposits                                        1,364.4                      1,370.9
Other Liabilities                                        529.7                        254.1
Shareholders' Equity                                   1,063.8                      1,019.7
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $13,371.5                    $12,232.1
                                                     ==========                   ==========

Provision for Possible Losses                                     4.2                          4.1
Net Overhead                                                     61.1                         57.7
                                                               -------                      -------
Income Before Income Taxes                                       55.8                         45.8
Provision for Income Taxes                                       20.9                         16.8
Tax-Equivalent Adjustment                                         0.3                          0.5
                                                               -------                      -------
Net Income                                                      $34.6                        $28.5
                                                               =======                      =======

Consolidated Average Balances and Interest Rates Taxable Equivalent  Bancorp Hawaii, Inc. and subsidiaries
- ----------------------------------------------------------------------------------------------------------
                                                         Six Months Ended             Six Months Ended
                                                          June 30, 1996                June 30, 1995
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
- ----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $693.9  $18.9   5.48%        $623.7  $18.4   5.94%
  Investment Securities
    -Taxable                                             909.8   29.2   6.45        1,542.9   46.8   6.11
    -Tax-Exempt                                           13.4    0.9  14.03           17.2    1.1  13.02
                                                       2,279.6   72.9   6.43        1,591.2   51.2   6.49
  Funds Sold                                              85.9    2.1   4.86           62.5    1.8   5.96
  Net Loans
    -Domestic                                          7,204.1  295.9   8.26        6,881.5  281.2   8.24
    -Foreign                                           1,038.2   39.3   7.62          717.6   23.8   6.69
  Loan Fees                                                      16.6                         13.1
                                                     ------------------------     ------------------------
    Total Earning Assets                              12,224.9  475.8   7.83       11,436.6  437.4   7.71
Cash and Due From Banks                                  447.6                        477.8
Other Assets                                             424.6                        380.3
                                                     ----------                   ----------
    Total Assets                                     $13,097.1                    $12,294.7
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,707.4   23.7   2.80       $1,780.2   25.9   2.93
                    - Savings                            978.2   12.4   2.54        1,091.3   15.4   2.84
                    - Time                             2,286.4   61.7   5.42        1,747.1   46.1   5.33
                                                     ------------------------     ------------------------
    Total Domestic                                     4,972.0   97.8   3.95        4,618.6   87.4   3.82
    Total Foreign                                      1,242.8   35.6   5.76          916.0   26.6   5.85
                                                     ------------------------     ------------------------
    Total Deposits                                     6,214.8  133.4   4.32        5,534.6  114.0   4.15
Short-Term Borrowings                                  2,877.7   76.1   5.32        3,154.7   85.6   5.47
Long-Term Debt                                         1,201.3   32.0   5.35          980.9   27.4   5.62
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                10,293.8  241.5   4.72        9,670.2  227.0   4.73
                                                     ------------------------     ------------------------
Net Interest Income                                             234.3   3.11                 210.4   2.98
Average Spread on Earning Assets                                        3.85%                        3.71%
Demand Deposits                                        1,388.1                      1,403.6
Other Liabilities                                        349.5                        217.6
Shareholders' Equity                                   1,065.7                      1,003.3
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $13,097.1                    $12,294.7
                                                     ==========                   ==========

Provision for Possible Losses                                     8.6                          8.6
Net Overhead                                                    121.0                        108.9
                                                               -------                      -------
Income Before Income Taxes                                      104.7                         92.9
Provision for Income Taxes                                       36.7                         35.1
Tax-Equivalent Adjustment                                         0.7                          1.0
                                                               -------                      -------
Net Income                                                      $67.3                        $56.8
                                                               =======                      =======

Interest Rate Risk and Derivatives

     As discussed in Bancorp's 1995 Annual Report, Bancorp utilizes interest rate sensitivity analysis and computer simulation techniques to measure the exposure of its earnings to interest rate movements. The objective of the process is to position its balance sheet to optimize earnings without unduly increasing risk. The Interest Rate Sensitivity Table presents the possible exposure to interest rate movements for various time frames at June 30, 1996. As the table indicates, Bancorp's one year cumulative sensitivity gap was asset sensitive and totaled $0.2 billion, representing 1.56% of total assets. Comparatively, the one year cumulative gap was liability sensitive at $0.1 billion at year-end 1995, 0.97% of total assets.

     Bancorp uses interest rate swaps as a cost effective risk management tool for dealing with interest rate risk. Swap activity during the second quarter of 1996 was limited to maturities of existing swap agreements. At June 30, 1996, the notional amount of swaps declined to $0.8 billion, compared with $1.1 billion at year-end 1995. Net expense on interest rate swap agreements totaled $0.8 million for the second quarter of 1996 (and totaled $2.2 million for 1996 year-to-date). Comparatively, net expense of $11.7 million was recognized for all of 1995.

Interest Rate Sensitivity Table                        Bancorp Hawaii, Inc. and subsidiaries
- --------------------------------------------------------------------------------------------
JUNE 30, 1996                                                          OVER NON-INTEREST
(in millions of dollars)      0-90 DAYS 91-365 DAYS   1-5 YEARS     5 YEARS      BEARING
- --------------------------------------------------------------------------------------------
ASSETS (1)
INVESTMENT SECURITIES           1,421.7       670.5       909.5       496.6           -
SHORT TERM INVESTMENTS            337.8        63.7         1.8          -            -
INTERNATIONAL ASSETS              855.5       161.8        31.5        21.1         21.2
DOMESTIC LOANS (2)              2,898.5     2,116.9     1,656.2     1,023.2         53.2
TRADING SECURITIES                   -           -          1.2          -            -
OTHER ASSETS                       77.1        38.6       270.0          -         562.5
- --------------------------------------------------------------------------------------------
TOTAL ASSETS                    5,590.6     3,051.5     2,870.2     1,540.9        636.9
============================================================================================

LIABILITIES AND CAPITAL (1)
NON-INT BEARING DEMAND (3)        190.5       109.3       736.9       259.2           -
INT BEARING DEMAND (3)             58.9        58.9       196.2        78.5           -
SAVINGS (3)                       355.8       294.8     1,070.7       430.4           -
TIME DEPOSITS                     862.1     1,072.0       540.3        42.6           -
FOREIGN DEPOSITS                1,352.1       224.8        92.6        95.5        300.6
S/T BORROWINGS                  1,844.4       941.8         9.5          -            -
LONG-TERM DEBT                    354.9       248.7       334.3       119.4           -
OTHER LIABILITIES                    -           -           -           -         364.5
CAPITAL                              -           -           -           -       1,049.9
- --------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL   5,018.7     2,950.3     2,980.5     1,025.6      1,715.0
============================================================================================

INTEREST RATE SWAPS              -744.4       284.9       459.5          -            -
- --------------------------------------------------------------------------------------------
INTEREST SENSITIVITY GAP         -172.5       386.1       349.2       515.3      -1078.1
- --------------------------------------------------------------------------------------------
CUMULATIVE GAP                   -172.5       213.6       562.8      1078.1           -

PERCENTAGE OF TOTAL ASSETS       -1.26%       1.56%       4.11%       7.88%           -
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

     At June 30, 1996, deposits were $8.4 billion, compared to $7.6 billion and $7.0 billion reported at year-end 1995 and June 30, 1995, respectively. The increase in deposits between year-end 1995 and June 30, 1996 reflected the acquisition which included $0.8 billion in deposits. The competition for deposits, not only by banks and savings and loan companies, but also by securities brokerage firms continues to impact the level of deposits. Repos which are largely for Bancorp's governmental customers were $1.7 billion at June 30, 1996, compared to $1.9 billion at year-end 1995 and $2.3 billion at June 30, 1995.

     Short term borrowings, including Fed Funds, decreased to $1.1 billion at June 30, 1996, compared with $1.3 billion at year-end 1995 and level with the totals at March 31, 1996. Long term debt remained level at $1.1 billion at both June 30, 1996, March 31, 1996 and year-end 1995. Within the long term category, maturities off set the financing for the acquisition of BDT and BNC ($50 million).


Net Overhead

     The net overhead ratio at Bancorp is defined as the ratio of non-interest expense to non-interest income without securities transactions. Bancorp's long term goal is to have a ratio of 2 to 1, where fee income offsets at least half of the cost of operations. The ratio for the year-to-date through June 30, 1996 was 2.51, a like ratio for the same period in 1995, and 2.53 for all of 1995. The ratio for the second quarter of 1996 was 2.44.

     Non-interest income for the second quarter was $42.7 million, a 18.6% increase over the same quarter in 1995. A year-to-date comparison reports a 5.9% increase between 1996 and 1995. The comparison is affected by the acquisition as an additional $3.7 million in non-interest income has been included in the second quarter of 1996. Trust income for the second quarter 1996 was $11.8 million, down 2.6% from the same quarter last year. Year-to-date, trust fees are also trailing 1995. The lower level of fees reflects the increased competition based on price being experienced in this activity. Pacific Capital Mutual Fund family introduced in 1994 continues to grow with funds exceeding $800 million as of June 30, 1996.

     Service charges on deposit accounts for the first half of 1996 was $14.0 million, compared to $12.8 million for the like period last year. The increase in service charges on deposit accounts was partly due to the acquisition. BDT and BNC reported service charges on deposit of $0.5 million for the quarter. Fees, exchange and other service charges for the second quarter of 1996 totaled $13.4 million, an increase from $12.4 million reported for the second quarter of 1995. Compared to the first half of 1995, fees, exchange and other service charges were up 2.4%. The increase largely reflects the inclusion of BDT and BNC in the second quarter of 1996. Other operating income totaled $16.3 million for the year-to-date, compared with $10.5 million for the same period last year. The increase is attributable to the fees reported by BDT and BNC for the quarter of $1.9 million, increased earnings from the remaining affiliates and other interest earned on a cash basis.

     For the year-to-date, securities losses totaling $.06 million were reported, compared with gains of $2.1 million for the same period in 1995.

     Bancorp continues to emphasize the importance of control over non-interest expenses as a key factor in its effort to remain competitive among its peers. One indicator of this measure is the efficiency ratio. The efficiency ratio is defined as the ratio of non-interest expense to net operating revenue (net interest income plus non-interest income before securities transactions). For the year-to-date, Bancorp's efficiency ratio was 64.12% compared to 63.6% for the full year 1995. The ratio was affected by the consolidation of BDT and BNC.

     Non-interest expense in the second quarter was $103.8 million, an increase of 10.8% over the same period in 1995. For the year-to-date, non-interest expense was $201.4 million, a decrease of 9.0% over the same period in 1995. If the expenses for BDT and BNC were excluded, the increase would have been only 5.1% for the year-to-year comparison.

     Comparisons for salary and benefit expenses between periods are affected by several factors. In 1995, staff members began to take early retirement opportunity beginning in April of 1995 and the acquisition of BDT and BNC layered on a new level of staff during the second quarter of 1996. For the quarter, salary and benefits totaled $52.9 million, compared with $46.3 million for the same quarter last year and $50.0 million for the first quarter of 1996. For the year-to-date, $103.0 million in salary and benefit has been incurred, compared with $93.2 million for the same period in 1995, an increase of 10.6%.

     Premises and equipment expenses totaled $17.5 million for the second quarter of 1996, a decrease from the $19.1 million for the same period in 1995. For the year-to-date, premises and equipment expenses were $36.0 million, a decrease of 2.8% from the same period in 1995. Other operating expenses for the first half of 1996 increased 14.1% over last year during the same period. Expenses for new initiatives to outsource certain activities coupled with the additional expenses for BDT and BNC for 1996 have driven up this expense category.
PART II. - Other Information


Items 1, 2, 3 and 5 omitted pursuant to instructions.

Item 4 - Submission of Matters to a Vote of Security Holders

     (a)  Bancorp's Annual Shareholders' Meeting was held on April
          26, 1996.

     (b)  Omitted per instructions.

     (c) A brief description of each matter voted upon at the Annual Shareholders' Meeting held on April 26, 1996 and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

          (1) Election of four Class I directors for terms expiring in 1999 and a successor to fill the unexpired terms of one retiring Class III director, whose term expires in 1998.

               Class I director:

               Peter D. Baldwin -
               Votes cast for:  35,705,664
               Votes cast against:  0
               Votes withheld:  219,860

               Richard J. Dahl -
               Votes cast for:  35,739,242
               Votes cast against:  0
               Votes withheld:  186,282

               Thomas C. Leppert -
               Votes cast for:  35,744,922
               Votes cast against:  0
               Votes withheld:  180,602

               K. Tim Yee -
               Votes cast for:  35,731,824
               Votes cast against:  0
               Votes withheld:  193,700


               Class III director:

               Stanley S. Takahashi -
               Votes cast for:  35,705,066
               Votes cast against:  0
               Votes withheld:  220,458

          (2)  Election of Ernst & Young as Auditor.

               Votes cast for:  35,701,463
               Votes cast against:  86,813
               Votes abstained:  137,248

          (3)  Approve Bancorp Hawaii, Inc. Director Stock
               Compensation Program

               Votes cast for:  31,765,622
               Votes cast against:  3,678,741
               Votes abstained:  481,161

     (d)  None.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed herewith:

          Exhibit #11 - Statement regarding computation of per share earnings.

          Exhibit #20 - Report furnished to shareholders for the quarter ended March 31, 1996.

          Exhibit #27 - Financial Data Schedule.

     (b)  No Form 8-K was filed during the quarter.




SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date   August 13, 1996           BANCORP HAWAII, INC.



                                  LAWRENCE M. JOHNSON
                                      (Signature)

                                  Lawrence M. Johnson
                                  Chairman and Chief
                                  Executive Officer



                                    DAVID A. HOULE
                                      (Signature)

                                  David A. Houle
                                  Senior Vice President,
                                  Treasurer and Chief
                                  Financial Officer