Form 10-Q
period 1996-09-30
BANCORP HAWAII INC
filed 1996-11-14
CIK 46195

U N I T E D   S T A T E S

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-Q

  (Mark One)

[ X ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

                                 or

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

Common Stock, $2 Par Value; outstanding at October 31, 1996 -
40,563,426 shares

BANCORP HAWAII, INC. and subsidiaries
September 30, 1996




PART I. - Financial Information

Item 1.  Financial Statements

     The consolidated statements of condition as of September 30, 1996 and 1995, and December 31, 1995 and related statements of income, shareholders' equity, and cash flows are included herein.

     The unaudited financial statements listed above have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles.

     The financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. Certain accounts have been reclassified to conform with the 1996 presentation.

Consolidated Statements of Condition (Unaudited)                            Bancorp Hawaii, Inc. and subsidiaries
------------------------------------------------------------------------------------------------------------------
                                                                           September 30  December 31 September 30
(in thousands of dollars)                                                          1996         1995         1995
------------------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                                      $623,592     $789,050     $612,864
Investment Securities - Held to Maturity
     (Market Value of $1,266,815, $1,135,364 and $1,540,450 respectively)     1,272,910    1,129,251    1,544,403
Investment Securities - Available for Sale                                    2,340,746    2,230,902    1,683,968
Funds Sold                                                                       88,224      116,173       56,660
Loans                                                                         8,683,244    8,152,406    7,893,978
  Unearned Income                                                              (181,719)    (147,404)    (142,515)
  Reserve for Possible Loan Losses                                             (167,770)    (151,979)    (150,931)
------------------------------------------------------------------------------------------------------------------
Net Loans                                                                     8,333,755    7,853,023    7,600,532
------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                     12,659,227   12,118,399   11,498,427
Cash and Non-Interest Bearing Deposits                                          457,116      469,031      433,665
Premises and Equipment                                                          273,075      246,515      237,962
Customers' Acceptance Liability                                                  27,323       16,825       13,382
Accrued Interest Receivable                                                      85,095       84,669       79,657
Other Real Estate                                                                 8,901        9,306        3,823
Intangibles, including Goodwill                                                  96,427       87,673       89,434
Trading Securities                                                                1,449           29          113
Other Assets                                                                    171,860      174,337      140,155
------------------------------------------------------------------------------------------------------------------
    Total Assets                                                            $13,780,473  $13,206,784  $12,496,618
==================================================================================================================

Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                              $1,319,369   $1,549,302   $1,379,789
         - Interest-Bearing                                                   1,648,312    1,592,533    1,555,068
  Savings                                                                       889,874    1,004,550    1,025,868
  Time                                                                        2,586,714    2,204,242    1,908,192
Foreign Deposits                                                              1,974,221    1,226,143    1,077,974
------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                            8,418,490    7,576,770    6,946,891

Securities Sold Under Agreements to Repurchase                                1,996,536    1,926,540    2,262,197
Funds Purchased                                                                 479,538      787,437      537,268
Short-Term Borrowings                                                           489,061      476,867      480,857
Bank's Acceptances Outstanding                                                   27,323       16,825       13,382
Accrued Pension Costs                                                            20,341       21,145       26,527
Accrued Interest Payable                                                         75,294       49,473       55,120
Accrued Taxes Payable                                                           151,530      160,306      160,606
Minority Interest                                                                 9,352        2,961        2,470
Other Liabilities                                                                90,828       70,588       72,604
Long-Term Debt                                                                  957,431    1,063,436      897,837
------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                        12,715,724   12,152,348   11,455,759


Shareholders' Equity
Common Stock ($2 par value), authorized 100,000,000 shares;
    outstanding,  September 1996 - 40,661,103;
    December 1995 - 41,340,817; September 1995 - 41,579,607;                     81,322       82,682       83,159
Surplus                                                                         215,014      240,080      248,818
Unrealized Valuation Adjustments                                                (12,759)      13,902       11,581
Retained Earnings                                                               781,172      717,772      697,301
------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                1,064,749    1,054,436    1,040,859
------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                              $13,780,473  $13,206,784  $12,496,618
==================================================================================================================


Consolidated Statements of Income (Unaudited)                               Bancorp Hawaii, Inc. and subsidiaries
------------------------------------------------------------------------------------------------------------------
                                                                  3 Months     3 Months     9 Months     9 Months
                                                                     Ended        Ended        Ended        Ended
                                                              September 30 September 30 September 30 September 30
(in thousands of dollars except per share amounts)                    1996         1995         1996         1995
------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                               $168,290     $153,465     $493,549     $451,770
  Loan Fees                                                          6,381        7,809       22,958       20,918
  Income on Lease Financing                                          8,793        3,372       18,467        9,464
  Interest and Dividends on Investment Securities
    Taxable                                                         20,542       23,347       49,703       70,111
    Non-taxable                                                        292          329          901        1,048
  Income on Investment Securities Available for Sale                35,910       26,936      108,769       78,140
  Interest on Deposits                                               9,219       10,379       28,127       28,753
  Interest on Security Resale Agreements                                --           72           --          205
  Interest on Funds Sold                                               828          628        2,906        2,343
------------------------------------------------------------------------------------------------------------------
Total Interest Income                                              250,255      226,337      725,380      662,752
Interest Expense
  Interest on Deposits                                              76,389       59,939      209,751      173,908
  Interest on Security Repurchase Agreements                        23,780       32,137       73,705       92,403
  Interest on Funds Purchased                                        7,323        7,496       22,041       22,645
  Interest on Short-Term Borrowings                                  5,254        4,276       16,726       14,480
  Interest on Long-Term Debt                                        15,191       14,017       47,173       41,376
------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                             127,937      117,865      369,396      344,812
------------------------------------------------------------------------------------------------------------------

Net Interest Income                                                122,318      108,472      355,984      317,940
Provision for Possible Loan Losses                                   3,733        4,377       12,320       12,950
------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Possible Loan Losses       118,585      104,095      343,664      304,990
Non-Interest Income
  Trust Income                                                      12,349       11,879       37,067       37,405
  Service Charges on Deposit Accounts                                7,417        6,491       21,368       19,331
  Fees, Exchange, and Other Service Charges                         15,280       12,072       40,665       36,857
  Other Operating Income                                             8,199        5,288       24,499       15,822
  Investment Securities Gains (Losses)                                 291          176          229        2,280
------------------------------------------------------------------------------------------------------------------
Total Non-Interest Income                                           43,536       35,906      123,828      111,695
Non-Interest Expense
  Salaries                                                          40,727       35,038      118,246      106,043
  Pensions and Other Employee Benefits                              12,020       10,653       37,500       32,806
  Net Occupancy Expense of Premises                                 10,510       10,150       29,954       30,402
  Net Equipment Expense                                              8,789        7,012       25,343       23,786
  Other Operating Expense                                           40,041       24,734      101,752       78,813
  Minority Interest                                                    524          288        1,181          769
------------------------------------------------------------------------------------------------------------------
Total Non-Interest Expense                                         112,611       87,875      313,976      272,619
------------------------------------------------------------------------------------------------------------------
      Income Before Income Taxes                                    49,510       52,126      153,516      144,066
Provision for Income Taxes                                          18,182       19,206       54,865       54,350
------------------------------------------------------------------------------------------------------------------

      Net Income                                                   $31,328      $32,920      $98,651      $89,716
==================================================================================================================
Earnings Per Common Share and Common Share Equivalents               $0.76        $0.78        $2.39        $2.13
------------------------------------------------------------------------------------------------------------------
Average Common Shares and Common Share Equivalents Outstanding  41,182,809   41,955,136   41,334,572   42,070,392
------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Shareholders' Equity (Unaudited)               Bancorp Hawaii, Inc. and subsidiaries
----------------------------------------------------------------------------------------------------------------
                                                                  Common                 Unrealized    Retained
(in thousands of dollars except per share amounts)     Total       Stock     Surplus  Valuation Adj.   Earnings
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                      $1,054,436     $82,682    $240,080        $13,902    $717,772
Net Income                                            98,651        -           -              -         98,651
Sale of Common Stock
   35,803 Profit Sharing Plan                          1,231          72       1,159           -           -
  201,176 Stock Option Plan                            4,629         402       4,227           -           -
  133,207 Dividend Reinvestment Plan                   5,200         265       4,935           -           -
    1,800 Restricted Share Plan                           64           4          60           -           -
Stock Repurchased                                    (37,550)     (2,103)    (35,447)          -           -
Unrealized Valuation Adjustments
   Investment Securities                             (19,116)       -           -           (19,116)       -
   Foreign Exchange Translation Adjustment            (7,545)       -           -            (7,545)       -
Cash Dividends Paid of $.86 Per Share                (35,251)       -           -              -        (35,251)
----------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                     $1,064,749     $81,322    $215,014       ($12,759)   $781,172
================================================================================================================

Balance at December 31, 1994                        $966,788     $83,703    $260,040       ($18,122)   $641,167
Net Income                                            89,716        -           -              -         89,716
Sale of Common Stock
   96,251 Profit Sharing Plan                          2,638         193       2,445           -           -
   84,332 Stock Option Plan                            8,315         782       7,533           -           -
  132,374 Dividend Reinvestment Plan                   5,391         361       5,030           -           -
Stock Repurchased                                    (28,110)     (1,880)    (26,230)          -           -
Unrealized Valuation Adjustments
   Investment Securities                              26,021        -           -            26,021        -
   Foreign Exchange Translation Adjustment             3,682        -           -             3,682        -
Cash Dividends Paid of $.81 Per Share                (33,582)       -           -              -        (33,582)
----------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                     $1,040,859     $83,159    $248,818        $11,581    $697,301
================================================================================================================
/TABLE

Consolidated Statements of Cash Flows (Unaudited)                       Bancorp Hawaii, Inc. and subsidiaries
--------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30
(in thousands of dollars)                                                                   1996         1995
--------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                               $98,651      $89,716
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses, depreciation, and amortization of income and expense      10,796        8,430
     Deferred income taxes                                                                 5,638          916
     Realized and unrealized investment security gains                                    (8,294)      (1,373)
     Net increase in trading securities                                                    1,420       13,583
     Other assets and liabilities, net                                                     4,931      (12,221)
                                                                                     ------------ ------------
     Net cash provided by operating activities                                           113,142       99,051
--------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from redemptions of investment securities held to maturity                      459,823      634,489
Purchases of investment securities held to maturity                                     (581,374)    (392,932)
Proceeds from sales of investment securities available for sale                          734,695      346,666
Purchases of investment securities available for sale                                   (868,188)    (620,756)
Net decrease in interest-bearing deposits placed in other banks                          421,546      114,152
Net decrease (increase) in funds sold                                                     27,949       (2,493)
Net decrease in loans and lease financing                                                113,310       17,622
Premises and equipment, net                                                              (29,062)     (32,980)
Purchase of additional interest:
   Banque D'Hawaii (Vanuatu), Ltd.                                                            --        6,808
   Credipac Polynesie and Credipac Nouvelle Caledonie                                     (4,114)          --
Purchase of majority interest of Banque de Tahiti & New Caledonie
   net of cash and non-interest bearing deposits acquired                                 18,090           --
                                                                                     ------------ ------------
     Net cash provided by investing activities                                           292,675       70,576
--------------------------------------------------------------------------------------------------------------
Financing Activities
Net increase in demand, savings, and time deposits                                       (16,796)    (179,392)
Proceeds from lines of credit and long-term debt                                       1,059,468      226,204
Principal payments on lines of credit and long-term debt                              (1,165,473)    (189,939)
Net decrease in short-term borrowings                                                   (225,709)     (59,931)
Proceeds from sale (repurchase) of stock                                                 (26,426)     (11,766)
Cash dividends                                                                           (35,251)     (33,582)
                                                                                     ------------ ------------
     Net cash used by financing activities                                              (410,187)    (248,406)

Effect of exchange rate changes on cash                                                   (7,545)       3,682
                                                                                     ------------ ------------
     Decrease in cash and non-interest bearing deposits                                  (11,915)     (75,097)

Cash and non-interest bearing deposits at beginning of year                              469,031      508,762
                                                                                     ------------ ------------
Cash and non-interest bearing deposits at end of period                                 $457,116     $433,665
--------------------------------------------------------------------------------------------------------------

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Financial Review

Performance Highlights

     Bancorp Hawaii, Inc. (Bancorp) reported earnings for the nine months ending September 30, 1996 of $98.7 million, an increase of 10.0% from the same period in 1995. On a per share basis, earnings were $2.39 and $2.13 for the year-to-date in 1996 and 1995, respectively.

     Bancorp's earnings for the third quarter of 1996 were $31.3 million, down 4.8% from the same period last year. Earnings per share for the third quarter of 1996 were $0.76 compared with $0.78 for the same quarter last year. Comparatively, for the first and second quarters of 1996, earnings per share were $0.79 and $0.84, respectively.

     Results for the nine months of 1996 have been affected by two significant events. As reported in the second quarter, Bancorp, through its lead bank subsidiary, Bank of Hawaii, purchased a majority ownership in Banque de Tahiti (BDT) and Banque de Nouvelle Caledonie (BNC) from Credit Lyonnais. Bank of Hawaii further increased its ownership in these two Banks by purchasing remaining minority interests during the third quarter. At September 30, 1996, Bank of Hawaii's ownership in BDT and BNC was 92.4% and 91.5%, respectively. Earnings for BDT and BNC since May 1996 have been included in Bancorp's consolidated financial reports. The second event was the special Savings Association Insurance Fund (SAIF) assessment accrued by Bancorp as of September 30, 1996. The SAIF assessment for Bancorp's savings and loan subsidiaries was $5.0 million pre-tax and $3.0 million after tax which impacted third quarter results.

     Performance ratios through September 30, 1996 remained short of Bancorp's long term objective of 1.2% and 17.5% for return on average assets (ROAA) and return on average equity (ROAE), respectively. On an annualized basis, ROAA was 0.99% and ROAE was 12.35% through September 30, 1996. Although not approaching target levels, the 1996 results are improving compared to the 1995 ROAA and ROAE ratios which were 0.98% and 11.87%, respectively.

     Total assets were $13.8 billion as of September 30, 1996, up significantly from the $12.5 billion reported at September 30, 1995 and from $13.2 billion at December 31, 1995. Net loans outstanding increased to $8.3 billion at September 30, 1996, compared with $7.6 billion and $7.9 billion at September 30, 1995 and December 31, 1995, respectively. Total investment securities stood at $3.6 billion at September 30, 1996, an increase of 11.9% from the same date in 1995 and a 7.5% increase from December 31, 1995. The increase reflects the securitization of more than $350 million of adjustable rate mortgage loans in the second quarter of 1996.

     Total deposits increased to $8.4 billion at the end of September 1996. Comparatively, deposits were $7.6 billion and $6.9 billion at year-end and September 30, 1995, respectively. Securities sold under repurchase agreements (Repos) totaled $2.0 billion at September 30, 1996, increasing 3.6% from the year-end balance outstanding of $1.9 billion.

     The year-to-year changes were affected by the BDT and BNC acquisition. As of September 30, 1996, BDT and BNC reported total assets of $966.2 million, net loans of $607.8 million and other earning assets of $246.7 million. Deposits at September 30, 1996 were $866.7 million for BDT and BNC.


Risk Elements in Lending Activities

     Total loans outstanding were $8.7 billion as of September 30, 1996, an increase of 6.5% over year-end 1995, and 10.0% above loans outstanding at September 30, 1995. The growth reflects the loan portfolios of BDT and BNC which were acquired and the securitization of $350 million in mortgage loans both during the second quarter of 1996. All of the BDT and BNC loans are included in the foreign category. Excluding the impact of these two transactions, loan growth between year-end 1995 and September
30, 1996 would have been 6.6%.   The following table presents
Bancorp's total loan portfolio for the periods indicated. Growth in the portfolio since September 1995 has been largely in the foreign loans category reflecting the BDT and BNC acquisition.

Loan Portfolio Balances                   Bancorp Hawaii, Inc., and subsidiaries
--------------------------------------------------------------------------------
                                          September 30  December 31 September 30
(in millions of dollars)                         1996          1995        1995
--------------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial                 $1,806.6      $1,902.2    $1,863.0
   Real Estate
        Construction  -- Commercial             216.2         199.6       177.3
                   -- Residential                28.0          33.7        31.2
          Mortgage -- Commercial              1,262.3       1,308.8     1,261.5
                   -- Residential             2,613.9       2,702.4     2,609.5
   Installment                                  826.4         817.3       774.5
   Lease Financing                              424.4         392.9       384.6
--------------------------------------------------------------------------------
     Total Domestic                           7,177.8       7,356.9     7,101.6
--------------------------------------------------------------------------------
   Foreign Loans                              1,505.4         795.5       792.4
--------------------------------------------------------------------------------
     Total Loans                             $8,683.2      $8,152.4    $7,894.0
================================================================================

Commercial and Industrial Loans

     Commercial and Industrial (C & I) loans ended September 30, 1996 at $1.8 billion. Decreases of 5.0% and 3.0% are reported for C & I loans, compared with year-end 1995 and September 30, 1995, respectively. The decline was the result of large loan payoffs and limited volume of new loan activity. Lending to the cable television and media industry continues to play an important role. Loans to the cable television and media industries totaled $626.5 million, up from $588.0 million and $615.9 million at year-end 1995 and September 30, 1995, respectively.


Real Estate Loans

     Real estate loans, as a group, remain the largest segment of the loan portfolio. As of September 30, 1996, real estate loans represented 47.4% of total loans. The table above reports the details of the loans in the real estate group. As the table reflects, residential mortgage loans continue to represent the majority of the real estate loans. As of September 30, 1996, residential mortgages totaled $2.6 billion, compared with $2.7 billion at December 31, 1995 and $2.6 billion at September 30, 1995. The decrease from year-end 1995 resulted from the securitization of $350 million in residential mortgages in the second quarter of this year.

     Commercial mortgage loans totaled $1.5 billion at September 30, 1996, similar to the $1.5 billion at year-end 1995 and $1.4 billion at September 30, 1995. Commercial mortgage loans are generally secured by real estate located in Hawaii, although commercial mortgage loans totaling approximately $48.4 million are outstanding in Arizona, largely at First National Bank of Arizona (FNBA) and approximately $182.1 million are outstanding in Guam at Bank of Hawaii and First Savings and Loan Association of America. As reported in Bancorp's 1995 Annual Report to shareholders, the properties securing these loans remain diversified. Properties include shopping centers, commercial/industrial/warehouse facilities, and office buildings. These loans secured by commercial/industrial/warehouse and office buildings are generally partially occupied by the owners.

     Construction loans represent 5.9% of the real estate portfolio. As of September 30, 1996, total construction loans (both residential and commercial) totaled $244.2 million, an increase of 4.7% and 17.1% over year-end 1995 and September 30,
1995, respectively.   These loans tend to be short-term in nature
with permanent take out financing commitments in place before the construction begins.


Other Lending

     Other lending includes installment loans, leasing activities and foreign loans. Installment loans increased ending the third quarter of 1996 at $826.4 million, compared with $817.3 million at year-end 1995 and $774.5 million at September 30, 1995.
Credit cards (included in the installment totals) have grown to $268.0 million as of September 30, 1996, up 2.4% from year-end 1995 and 12.7% from the same date a year ago. This growth results from the expansion of credit card activity in the Bank of Hawaii with its Contiki Card, co-branded Continental Airlines Card in Micronesia and the MasterCard programs all introduced in 1995. Also included in installment loans are consumer installment loans which totaled $483.9 million at September 30, 1996, compared with $457.8 million at December 31, 1995 and $437.4 million on September 30, 1995. These consumer installment loans consist mainly of auto loans (direct and indirect), unsecured creditlines, and guaranteed student loans.

     Leasing activity has increased 8% since year-end 1995.  At
September 30, 1996, total leases outstanding were $424.4 million compared with $392.9 million at year-end 1995 and $384.6 million
September 30, 1995.

     Foreign loans totaled $1.5 billion at September 30, 1996, almost double the outstanding balances at year-end 1995 and September 30, 1995. The increase reflects the acquisition of the loan portfolios of BDT and BNC in the second quarter of 1996.
BDT and BNC reported total loans of $617.6 million at September 30, 1996, more than half of which was in the C & I category.


Non-Performing Assets and Past Due Loans

     Total non-performing assets (NPA) which include non-accrual loans and foreclosed real estate totaled $98.6 million or 1.14% of total loans outstanding as of September 30, 1996. This ratio has grown from 0.70% at both year-end 1995 and September 30, 1995. Total non-performing assets have increased with the acquisition of BDT and BNC who reported $21.5 million in NPA as of September 30, 1996.

     Non-accrual loans increased during the quarter ending September 30, 1996 to $89.7 million. Comparatively, non-accrual loans totaled $51.6 million at September 30, 1995, $47.6 million at year-end 1995, and $74.4 million at June 30, 1996. The large increase reflected the non-accrual loans from BDT and BNC and larger loans (two in the commercial category and two in the commercial real estate category) aggregating $9.0 million placed on non-accrual during the third quarter of 1996. Non-accrual residential real estate loans have increased to $23.9 million at September 30, 1996 from $14.7 million at year-end 1995 and $19.0 million a year ago.

     Foreclosed real estate has decreased slightly from year-end to $8.9 million. There were less than 20 properties in the foreclosed real estate category as of September 30, 1996.
Foreclosed real estate remains at low levels representing 0.06% of total assets as of September 30, 1996.

     Accruing loans past due 90 days or more increased from $20.7 million at year-end 1995 to $35.4 million at September 30, 1996. Accruing loans past due 90 days were $21.3 million and $35.0 million at the ends of the first and second quarters of 1996, respectively. As the table below shows, much of the increase has been in the foreign category reflecting the acquisition of the banks in the South Pacific. There is also, however, an increase in the level of installment loan delinquencies which has followed a trend experienced by other banks on the U. S. mainland.

     Total NPAs and loans 90 days past due totaled $134.0 million at September 30, 1996, compared with $77.6 million and $71.4 million at year-end 1995 and September 30, 1995, respectively. Total NPAs and loans 90 days past due represented 1.54% of total loans outstanding at September 30, 1996, compared with 0.95% at year-end 1995 and 0.90% at September 30, 1995.

     The following table presents NPAs and loans past due 90 days for the periods indicated.

Bancorp Hawaii, Inc.
Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More
-------------------------------------------------------------------------------
                                       September 30   December 31 September 30
(in millions of dollars)                       1996          1995         1995
-------------------------------------------------------------------------------
Non-Accrual Loans
   Commercial                                 $23.3         $16.9        $15.4
   Real Estate
     Construction                               0.3           0.3          0.5
     Commercial                                18.0          14.9         15.8
     Residential                               23.9          14.7         19.0
   Installment                                  2.2           0.8          0.9
   Leases                                        --            --           --
   Foreign                                     21.4            --           --
-------------------------------------------------------------------------------
         Subtotal                              89.1          47.6         51.6

Foreclosed Real Estate
   Domestic                                     8.9           9.3          3.8
   Foreign                                       --            --           --
-------------------------------------------------------------------------------
         Subtotal                               8.9           9.3          3.8
-------------------------------------------------------------------------------
     Total Non-Performing Assets               98.0          56.9         55.4
-------------------------------------------------------------------------------

Accruing Loans Past Due 90 Days or More
   Commercial                                  11.6           1.8          1.2
   Real Estate
     Construction                               0.3            --           --
     Commercial                                 5.3           2.4          0.1
     Residential                                7.7           5.8          7.5
   Installment                                  9.7          10.5          7.1
   Leases                                       0.3           0.2          0.1
   Foreign                                       --            --           --
-------------------------------------------------------------------------------
         Subtotal                              34.9          20.7         16.0
-------------------------------------------------------------------------------
     Total                                   $132.9         $77.6        $71.4
===============================================================================

Ratio of Non-Performing Assets
   to Total Loans                              1.13%         0.70%        0.70%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   and Accruing Loans Past Due
   90 Days or More to Total Loans              1.53%         0.95%        0.90%
-------------------------------------------------------------------------------

Summary of Loan Loss Experience

     The reserve for loan losses totaled $167.8 million, 1.97% of loans outstanding as of September 30, 1996. Comparatively, this ratio was 1.95% at September 30, 1995 and 1.90% at year-end 1995.


     The provision for losses for the third quarter of 1996 was $3.7 million, bringing the year-to-date loss provision to $12.3 million. Comparatively, the year-to-date provision for losses was $13.0 million as of this date in 1995. Net recoveries of $0.8 million was recognized for the third quarter which brings year-to-date net charge-offs to $3.4 million through September 30, 1996.

     Gross charge-offs for the third quarter were $9.1 million, resulting in year-to-date charge-offs of $30.0 million. Gross charge-offs were $21.6 million for the first nine months of 1995. Recoveries have been strong during the year, partly due to the recovery of $7.0 million on loans secured by commercial leasehold property charged-off in 1992 and 1993. For the year-to-date, $26.6 million has been recorded as recoveries.

     The year-to-date annualized ratio of net charge-offs to average loans outstanding at September 30, 1996 was -0.04%, compared with 0.18% at year-end 1995 and 0.19% at September 30, 1995.

     A detailed breakdown of the loan loss reserve including charge-offs and recoveries by category is presented in the following table.

Summary of Loss Experience                                                     Bancorp Hawaii, Inc.
---------------------------------------------------------------------------------------------------
                                                   Third       Third     First Nine     First Nine
                                                 Quarter     Quarter         Months         Months
(in millions of dollars)                            1996        1995           1996           1995
---------------------------------------------------------------------------------------------------
Average Loans Outstanding                       $8,467.4    $7,611.8       $8,317.5       $7,603.4
Balance of Reserve for Possible Loan Losses
   at Beginning of Period                         $163.3      $150.3         $152.0         $148.5
Loans Charged Off
   Commercial and Industrial                         2.1         0.8            6.0            7.4
   Real Estate - Construction                         --          --             --            2.1
   Real Estate - Mortgage
     Commercial                                      1.5         1.0            2.8            1.5
     Residential                                     0.1         0.5            1.0            0.7
   Installment                                       5.3         3.2           19.9            9.6
   Foreign                                            --          --             --             --
   Leases                                            0.1         0.2            0.3            0.3
---------------------------------------------------------------------------------------------------
Total Charged Off                                    9.1         5.7           30.0           21.6
Recoveries on Loans Previously Charged Off
   Commercial and Industrial                         8.1         0.4           21.3            5.9
   Real Estate - Construction                         --          --            0.7             --
   Real Estate - Mortgage
     Commercial                                       --         0.1            0.1            0.1
     Residential                                     0.2         0.1            0.4            0.1
   Installment                                       1.4         0.7            3.5            2.4
   Foreign                                           0.1         0.3            0.1            1.6
   Leases                                            0.1         0.3            0.5            0.9
---------------------------------------------------------------------------------------------------
Total Recoveries                                     9.9         1.9           26.6           11.0
---------------------------------------------------------------------------------------------------
Net Charge Offs (Recoveries)                        (0.8)        3.8            3.4           10.6
Provision Charged to Operating Expenses              3.7         4.4           12.3           13.0
Reserves Acquired (Sold)                              --          --            6.9             --
---------------------------------------------------------------------------------------------------
Balance at End of Period                          $167.8      $150.9         $167.8         $150.9
===================================================================================================
Ratio of Net Charge Offs (Recoveries) to
  Average Loans Outstanding  (annualized)          -0.04%       0.20%          0.05%          0.19%
---------------------------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding               1.97%       1.95%          1.97%          1.95%
---------------------------------------------------------------------------------------------------

Capital

     Bancorp's total capital at September 30, 1996 totaled $1.1 billion. New shares issued for the profit-sharing, stock option and dividend reinvestment plans increased capital by $2.6 million during the quarter, $11.1 million from these sources for the year-to-date. Under Bancorp's continuing stock repurchase programs, $9.9 million of shares were repurchased during the third quarter of 1996. Dividends for the quarter increased to $12.3 million, compared with $11.3 million for the third quarter of 1995. The dividends were paid at $0.30 per share for the third quarter of 1996.

     Regulatory risk-based capital remained well above minimum guidelines. At September 30, 1996, Bancorp's Total Capital and Tier 1 Capital ratios were 11.95% and 9.57%, respectively. This compares with year-end 1995, when the Total Capital Ratio was 12.74% and the Tier 1 Capital Ratio was 10.25%. Regulatory guidelines prescribe a minimum Total Capital Ratio of 10.00% and a Tier 1 Capital Ratio of 6.00% for an institution to qualify as well capitalized. Bancorp's strategy is to maintain its capital ratios at levels to meet this qualification to benefit from the financial and regulatory incentives provided to well capitalized companies.

     In addition, the leverage ratio, which represents the ratio of Tier 1 Capital to total quarterly average assets, was 7.41% at September 30, 1996, compared to 7.82% at year-end 1995. The required minimum ratio is 5.00%, to qualify an institution as well capitalized.


Spread Management

     The average net interest margin or spread on earning assets for the third quarter of 1996 was 3.80%, an increase from the 3.74% reported for the same quarter in 1995 and a decrease from the 3.91% reported for the second quarter of 1996. Year-to-date spread for 1996 was 3.83% compared with 3.72% for the same period in 1995 and the full year. Although spread has decreased between the second and third quarters of 1996 with the increase in average earning assets reported during the quarter, net interest income increased $1.6 million on a taxable equivalent basis.

     The yield on earning assets for the third quarter of 1996 was 7.76%, decreasing from the 7.88% reported for the second quarter of 1996, and the 7.80% for the third quarter of 1995.
The yield on earnings assets was 7.77% for all of 1995. The cost of funds rate was 4.60% for the quarter ended September 30, 1996, compared with the 4.76% reported for the second quarter of 1996. Comparatively, the cost of funds rate was 4.82% for the third quarter of 1995 and 4.79% for all of 1995.

     Average earning assets for the third quarter of 1996 were $12.8 billion, compared with $12.5 billion for the second quarter and $12.4 billion for the year-to-date.

Consolidated Average Balances and Interest Rates Taxable Equivalent  Bancorp Hawaii, Inc. and subsidiaries
----------------------------------------------------------------------------------------------------------
                                                        Three Months Ended           Three Months Ended
                                                        September 30, 1996           September 30, 1995
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $786.1   $9.2   4.67%        $695.9  $10.4   5.92%
  Investment Securities
    -Taxable                                           1,261.8   20.5   6.48        1,550.0   23.4   5.98
    -Tax-Exempt                                           12.7    0.5  14.12           15.3    0.5  13.16
                                                       2,229.4   35.9   6.41        1,587.8   26.9   6.73
  Funds Sold                                              90.7    0.8   3.63           72.6    0.7   3.83
  Net Loans
    -Domestic                                          6,990.3  142.4   8.10        6,843.0  143.5   8.32
    -Foreign                                           1,477.1   34.8   9.37          768.8   13.5   6.97
  Loan Fees                                                       6.4                          7.8
                                                     ------------------------     ------------------------
    Total Earning Assets                              12,848.1  250.5   7.76       11,533.4  226.7   7.80
Cash and Due From Banks                                  463.7                        457.9
Other Assets                                             438.2                        405.3
                                                     ----------                   ----------
    Total Assets                                     $13,750.0                    $12,396.6
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,764.1   11.7   2.65       $1,717.6   12.9   2.98
                    - Savings                            913.4    5.8   2.51        1,036.4    7.7   2.95
                    - Time                             2,620.1   35.5   5.40        1,829.8   23.7   5.14
                                                     ------------------------     ------------------------
    Total Domestic                                     5,297.6   53.0   3.98        4,583.8   44.3   3.84
    Total Foreign                                      1,915.8   23.4   4.85          913.2   15.6   6.78
                                                     ------------------------     ------------------------
    Total Deposits                                     7,213.4   76.4   4.21        5,497.0   59.9   4.33
Short-Term Borrowings                                  2,727.4   36.3   5.30        3,199.2   43.9   5.45
Long-Term Debt                                         1,120.1   15.2   5.40        1,003.7   14.0   5.54
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                11,060.9  127.9   4.60        9,699.9  117.8   4.82
                                                     ------------------------     ------------------------
Net Interest Income                                             122.6   3.16                 108.9   2.98
Average Spread on Earning Assets                                        3.80%                        3.74%
Demand Deposits                                        1,364.3                      1,406.8
Other Liabilities                                        254.5                        252.1
Shareholders' Equity                                   1,070.3                      1,037.8
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $13,750.0                    $12,396.6
                                                     ==========                   ==========

Provision for Possible Losses                                     3.7                          4.4
Net Overhead                                                     69.1                         52.0
                                                               -------                      -------
Income Before Income Taxes                                       49.8                         52.5
Provision for Income Taxes                                       18.2                         19.2
Tax-Equivalent Adjustment                                         0.3                          0.4
                                                               -------                      -------
Net Income                                                      $31.3                        $32.9
                                                               =======                      =======

Consolidated Average Balances and Interest Rates Taxable Equivalent  Bancorp Hawaii, Inc. and subsidiaries
----------------------------------------------------------------------------------------------------------
                                                         Nine Months Ended            Nine Months Ended
                                                         September 30, 1996           September 30, 1995
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $730.8  $28.1   5.14%        $648.1  $28.8   5.93%
  Investment Securities
    -Taxable                                           1,026.4   49.7   6.47        1,545.3   70.1   6.07
    -Tax-Exempt                                           13.2    1.4  14.06           16.5    1.6  13.06
                                                       2,262.7  108.8   6.42        1,590.1   78.2   6.57
  Funds Sold                                              87.5    2.9   4.43           65.9    2.5   5.17
  Net Loans
    -Domestic                                          7,132.3  438.3   8.21        6,868.5  424.7   8.27
    -Foreign                                           1,185.2   74.1   8.36          734.8   37.3   6.79
  Loan Fees                                                      23.0                         20.9
                                                     ------------------------     ------------------------
    Total Earning Assets                              12,438.1  726.3   7.80       11,469.2  664.1   7.74
Cash and Due From Banks                                  455.5                        471.1
Other Assets                                             429.7                        388.7
                                                     ----------                   ----------
    Total Assets                                     $13,323.3                    $12,329.0
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,726.4   35.5   2.74       $1,759.1   38.7   2.95
                    - Savings                            956.5   18.1   2.53        1,072.8   23.1   2.88
                    - Time                             2,398.4   97.2   5.41        1,774.9   72.3   5.44
                                                     ------------------------     ------------------------
    Total Domestic                                     5,081.3  150.8   3.96        4,606.8  134.1   3.89
    Total Foreign                                      1,566.3   58.9   5.03          915.1   39.8   5.82
                                                     ------------------------     ------------------------
    Total Deposits                                     6,647.6  209.7   4.21        5,521.9  173.9   4.21
Short-Term Borrowings                                  2,827.3  112.5   5.31        3,169.7  129.5   5.46
Long-Term Debt                                         1,174.0   47.2   5.37          988.6   41.4   5.60
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                10,648.9  369.4   4.63        9,680.2  344.8   4.76
                                                     ------------------------     ------------------------
Net Interest Income                                             356.9   3.17                 319.3   2.98
Average Spread on Earning Assets                                        3.83%                        3.72%
Demand Deposits                                        1,380.1                      1,404.7
Other Liabilities                                        227.0                        229.2
Shareholders' Equity                                   1,067.3                      1,014.9
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $13,323.3                    $12,329.0
                                                     ==========                   ==========

Provision for Possible Losses                                    12.3                         13.0
Net Overhead                                                    190.1                        160.9
                                                               -------                      -------
Income Before Income Taxes                                      154.5                        145.4
Provision for Income Taxes                                       54.9                         54.4
Tax-Equivalent Adjustment                                         0.9                          1.3
                                                               -------                      -------
Net Income                                                      $98.7                        $89.7
                                                               =======                      =======

Interest Rate Risk and Derivatives

     As discussed in Bancorp's 1995 Annual Report, Bancorp utilizes interest rate sensitivity analysis and computer simulation techniques to measure the exposure of its earnings to interest rate movements. The objective of the process is to position its balance sheet to optimize earnings without unduly increasing risk. The interest rate sensitivity table presents the possible exposure to interest rate movements for various time frames as of September 30, 1996. The distribution of assets and liabilities in this table is generally made using a combination of maturities, call provisions, repricing frequency, prepayment patterns all of which are further adjusted for historic trends and tendencies. Bancorp analyzes historic data trends for balance sheet items and makes adjustments for interest rate sensitivity characteristics as necessary. For example, a portion of Bancorp's interest bearing demand and savings balances are relatively insensitive to changes in interest rates. Consequently, Bancorp has allocated portions of those balances to longer term interest rate sensitivity periods. As the table indicates, Bancorp's one-year cumulative asset sensitive gap totaled $267.4 million, representing 1.94% of total assets. Comparatively, the one-year cumulative gap was $127.6 million liability sensitive at year-end 1995, or 0.97% of total assets.

     Bancorp uses interest rate swaps as a cost effective risk management tool for dealing with interest rate risk. Swap activity remains limited and during the first nine months of 1996 only reflected maturities of existing swap agreements. At September 30, 1996, the notional amount of swaps totaled $0.7 billion compared with $1.1 billion at year-end 1995. Net expense on interest rate swap agreements totaled $1.0 million for the third quarter of 1996 and $3.2 million through September 30, 1996. Comparatively, net expense of $11.7 million was recognized for all of 1995.

Interest Rate Sensitivity Table                        Bancorp Hawaii, Inc. and subsidiaries
--------------------------------------------------------------------------------------------
SEPTEMBER 30, 1996                                                    OVER NON-INTEREST
(in millions of dollars)   0 - 90 DAYS 91-365 DAYS 1 - 5 YEARS     5 YEARS      BEARING
--------------------------------------------------------------------------------------------
ASSETS (1)
INVESTMENT SECURITIES           1,432.5       863.6       881.6       436.0           -
SHORT TERM INVESTMENTS             78.2        10.0          -           -            -
INTERNATIONAL ASSETS              901.0       311.0        22.7        24.7         23.1
DOMESTIC LOANS (2)              2,884.2     2,140.9     1,952.7       812.2         66.5
TRADING SECURITIES                   -           -          1.4          -            -
OTHER ASSETS                       73.1        36.6       256.0          -         572.4
TOTAL ASSETS                    5,369.0     3,362.1     3,114.4     1,272.9        662.0

LIABILITIES AND CAPITAL (1)
NON-INT BEARING DEMAND (3)        250.1       165.9       639.5       263.9           -
INT BEARING DEMAND (3)            247.2       247.2       824.2       329.7           -
SAVINGS (3)                       106.8       106.8       498.3       178.0           -
TIME DEPOSITS                     756.7     1,166.5       622.4        41.1           -
FOREIGN DEPOSITS                1,312.6       279.0        47.2          -         335.4
S/T BORROWINGS                  2,064.0       825.8        75.3          -            -
LONG-TERM DEBT                    212.1       286.6       339.3       119.4           -
OTHER LIABILITIES                    -           -           -           -         374.7
CAPITAL                              -           -           -           -       1,064.7
TOTAL LIABILITIES AND CAPIT     4,949.5     3,077.8     3,046.2       932.1      1,774.8

INTEREST RATE SWAPS              -519.7        83.3       436.4          -            -

INTEREST SENSITIVITY GAP         -100.2       367.6       504.6       340.8      -1112.8

CUMULATIVE GAP                   -100.2       267.4       772.0      1112.8           -

PERCENTAGE OF TOTAL ASSETS       -0.73%       1.94%       5.60%       8.08%           -


Assumptions used:
(1) Based on repricing date.
(2) Includes the effect of estimated amortization.
(3) Historical analysis shows that these deposit categories, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one and five years.  The allocation presented is based on that historic analysis.

Liquidity

     The ability to meet day-to-day financial needs of Bancorp's customer base is essential. Much of the strategy of meeting liquidity needs as described in Bancorp's 1995 Annual Report remains in place.

     At September 30, 1996, deposits were $8.4 billion, compared to $8.4 billion and $7.6 billion reported at June 30, 1996 and year-end 1995, respectively. The growth in deposits is largely reflected in the Foreign category which was due to the acquisition of BDT and BNC earlier this year. The foreign deposit category is generally made up of larger inter-bank deposits, except in the case of the BDT and BNC deposits which were $0.9 billion at September 30, 1996. BDT and BNC deposits are comprised largely of retail type deposits, including demand, savings and time deposits. The competition for deposits not only by banks and saving and loan companies, but also by securities brokerage firms continues to impact the level of deposits. Repos which are offered to government depositors as an alternative to deposits were $2.0 billion at September 30, 1996, compared to $1.7 billion and $1.9 billion at June 30, 1996, and year-end 1995, respectively.

     Short term borrowing, including Fed Funds, decreased to $1.0 billion at the end of September 1996 from $1.1 billion at June 30, 1996 and $1.3 billion at year-end 1995. Long-term debt has decreased from $1.1 billion at year-end 1995 to $1.0 billion at the end of September 1996, reflecting maturities. During the quarter no new debt was issued under Bank of Hawaii's $1 billion "revolving" Bank Note program. At September 30, 1996, Bank Notes issued by Bank of Hawaii totaled $600.0 million, compared to $849.6 million outstanding at year-end 1995.


Net Overhead

     Bancorp manages its net overhead by focusing on the ratio of non-interest expense to non-interest income. Bancorp's long term goal, as stated in its 1995 Annual Report is to have a ratio of 2 to 1, where fee income offsets at least half of the cost of operations. The ratio for the year-to-date through September 30, 1996 was 2.53, the same ratio for all of 1995.

     Bancorp's efficiency ratio was 65.5% for the first nine months of 1996. This productivity indicator expressed as a percentage is non-interest expense divided by net operating revenue (net interest income plus non-interest income before securities transactions). Comparatively, the annual efficiency ratios for 1995 and 1994 were 63.6% and 60.5 %, respectively.

     Non-interest income for the third quarter of 1996 was $43.5 million, an increase of 21.2% over the similar quarter of 1995 and up 2.0% over the second quarter of 1996. For the year-to-date, non-interest income totaled $123.8 million, up 10.9% compared with the same period last year. For the year-to-date, BDT and BNC contributed $7.8 million in non-interest income
driving the increase.   Trust income for the first nine months
totaled $37.1 million, down 0.9% compared with the same period a year ago. Service charges on deposit accounts are reporting
growth of 10.5% year over year through September 30.   Fees,
exchange, and other service charges through September 30, 1996 totaled $40.7 million, a 10.3% increase compared with the same period a year ago. The increase was largely due to the BDT and BNC fees and increases in ATM fees and mortgage servicing fees. Other operating income for the year-to-date was $24.5 million through September, an increase from the $15.8 million reported for the same period in 1995. The increase was due to the fees reported by BDT and BNC ($3.3 million for the year-to-date), higher earnings of the remaining affiliates, interest earned on a cash basis, and income from Bank owned life insurance policies.

     Investment Securities net gains and losses for 1996 through September were $0.2 million gain, compared with $2.3 million gain in 1995 for the same period. The gains in the prior year were largely due to the liquidation of securities held by Bancorp Hawaii Small Business Investment Corporation.

     Non-interest expense for the third quarter of 1996 totaled $112.6 million, compared with $87.9 million for the same period in 1995. Non-interest expenses for the first two quarters of 1996 were $97.6 million and $103.8 million, respectively, the increase between the first and second quarters reflecting the acquisition of BDT and BNC. The increase for the third quarter resulted from a full quarter of expenses for BDT and BNC and the SAIF expense mentioned earlier.

     Salaries and benefits totaled $52.7 million for the third quarter of 1996 compared with $45.7 million for the same quarter a year ago. The increase is primarily due to the consolidation of BDT and BNC into Bancorp's totals. BDT and BNC reported salaries and benefits of $4.6 million for the quarter. For the year-to-date, Bancorp's salary and benefits totaled $155.7 million compared with $138.8 million for the same period in 1995. Again, the increase is partly due to the BDT and BNC salary and benefit expenses. The remaining increase is attributed to higher compensation expenses that are driven by the profitability of the company; expenses such as profit-sharing and incentive compensation are greater than in the prior year.

     Net occupancy and equipment expense for the third quarter totaled $19.3 million, compared to $17.2 million for the same quarter in 1995, an increase of 12.4%. For the year-to-date, net occupancy and equipment expense totaled $55.3 million, an increase of 2.0%, compared with the same period in 1995.

     Other operating expenses for the third quarter totaled $40.0 million, an increase from the $24.7 million reported for the same quarter in 1995. For the year-to-date, other operating expense totaled $101.8 million in 1996, compared with $78.8 million in 1995. The increase in this expense was driven by the expenses for BDT and BNC ($10.3 million), the special SAIF assessment of $5.0 million and the loss on the early disposition of leased equipment recorded in the first quarter of $2.8 million.

Part II. - Other Information

Items 1 to 5 omitted pursuant to instructions.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed herewith:

          Exhibit #11 - Statement regarding computation of per share earnings.

          Exhibit #20 - Report furnished to shareholders for the quarter ended June 30, 1996.

          Exhibit #27 - Financial Data Schedule.

     (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1996.


SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date    November 13, 1996          BANCORP HAWAII, INC.


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