Form 10-K405
period 1996-12-31
BANCORP HAWAII INC
filed 1997-02-27
CIK 46195

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

                  For the fiscal year ended December 31, 1996

                                      OR

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from _________________ to __________________

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

                                (808) 643-3888
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                              Yes   X   No
                                  -----    -----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange on December 31, 1996 ($42.00 per share): $1,651,661,298

  As of February 21, 1997, 39,750,880 shares of Common Stock, $2 par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 25, 1997, are incorporated by reference into
Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Bancorp Hawaii, Inc., (Bancorp) was organized on August 12, 1971, as the first bank holding company in the State of Hawaii.

  Bancorp provides varied financial services to customers in Hawaii, other areas of the Pacific Basin, Asia, and the U.S. Mainland. It is the largest of the bank holding companies headquartered in the State of Hawaii. The principal subsidiaries of Bancorp are Bank of Hawaii and Bancorp Pacific, Inc.

  In 1996, Bank of Hawaii International, Inc. (BOHI), a wholly-owned subsidiary of Bank of Hawaii, finalized its acquisition of majority ownership of two of its affiliate banks, acquiring an additional 48% and 54% of the shares of Banque de Tahiti (BDT) and Banque de Nouvelle Caledonie (BNC), respectively in May 1996. During the year, other minority shareholders interests were purchased, and BOHI's ownerships totaling 92.4% of BDT and 91.5% of BNC at year-end 1996. The financial results of BDT and BNC have been included in Bank of Hawaii's and Bancorp Hawaii, Inc.'s consolidated financial statements since June 1996.

  In 1996, Bank of Hawaii also expanded its presence in Asia upgrading its Taiwan office to a branch in June 1996 and entering into an agreement with Capital Trust Limited to provide representative services for Bank of Hawaii in India. Capital Trust Limited, one of India's leading merchant banks, is headquartered in New Delhi with offices in Bombay, Calcutta, Madras and Bangalore.

  In August 1996, First National Bank of Arizona entered into an agreement to acquire four branches of Home Savings of America in Arizona. The branches have deposits of approximately $250 million. As of year-end 1996 all applications have been filed and approval is pending. The acquisition is expected to close in the first quarter of 1997.

  Bancorp's organization chart at December 31, 1996 is included as Exhibit
21.1. All of the subsidiaries are wholly owned except as otherwise noted for the Pacific affiliate banks and except for those entities whose directors own qualifying shares. All the entities are consolidated with the immediate parent company except as otherwise noted for the Pacific affiliate banks. BOHI's investments in Pacific affiliate banks are included in the consolidated financial statements of Bancorp, except Bank of Tonga and Pacific Commercial Bank which are accounted for under the equity method.

  At December 31, 1996, Bancorp and its subsidiaries employed 5,023 persons on a full-time or part-time basis.

  The following is a description of each of Bancorp's subsidiaries.

  Bank of Hawaii was organized under the laws of Hawaii on December 17, 1897, and has been continuously in business since. Its headquarters are in Honolulu, Hawaii, and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). It is not a member of the Federal Reserve System.

  Bancorp and 15 directors of Bank of Hawaii (each of whom holds 125 qualifying shares each) own 100% of the outstanding shares. There are four directors of Bank of Hawaii who do not hold qualifying shares. The legal requirement for directors of Hawaii banks to hold qualifying shares was eliminated in 1993. It is anticipated that directors currently holding such shares will retain them until they retire or resign from the Board of Bank of Hawaii.

  Bank of Hawaii provides customary commercial banking services through branch offices in the State of Hawaii and branches or representative offices in American Samoa, Bahamas (Nassau), Commonwealth of the Northern Mariana Islands (Saipan), Federated States of Micronesia (Pohnpei, Kosrae, and Yap), Guam, Hong Kong, Korea (Seoul), Philippines (Manila, Davao, and Cebu), Republic of Fiji (Suva, Nadi and Lautoka),

Republic of the Marshall Islands (Majuro), Republic of Palau (Koror), Japan (Tokyo), Singapore, and Taiwan (Taipei). Bank of Hawaii also provides representative services in India through Capital Trust Limited, a leading merchant bank in India. Bank of Hawaii also has affiliates in New Caledonia, Solomon Islands, Tahiti, Tonga, Vanuatu and Western Samoa.

  Bank of Hawaii owns all of the outstanding stock of Hawaiian Trust Company, Limited; Bancorp Leasing of Hawaii, Inc.; BOHI; Bank of Hawaii International Corporation, New York; Bancorp Investment Group, Limited; Pan Ocean Insurance Agency, Inc.; Pacific Capital Asset Management, Inc.; Bankoh Investment Advisory Services Limited; Realty and Mortgage Investors of the Pacific, Limited; and Bankoh Corporation. A brief discussion of other Bank subsidiaries not described above follows:

  Hawaiian Trust Company, Limited (HTCo) was acquired by Bancorp in 1985. HTCo was incorporated in Hawaii on August 10, 1898. It offers trust services primarily in Hawaii and Guam. In 1987, Bancorp contributed the stock of HTCo to Bank of Hawaii making it a wholly owned subsidiary of Bank of Hawaii. In 1994, American Financial Services of Hawaii, Inc. (AFS), which the Bank had acquired during the previous year, along with its subsidiaries Bishop Trust and American Trust Company of Hawaii, were all merged into HTCo. At year-end 1996, trust assets under administration were $12.2 billion for HTCo.

  Bancorp Leasing of Hawaii, Inc. (BLH), formed in 1973, provides leasing and leasing services, mainly to the commercial sector in Hawaii. BLH has several subsidiaries that are "specific purpose leasing vehicles." These subsidiaries include Bankoh Equipment Leasing Corporation; S.I.L., Inc.; Arbella Leasing Corporation; Bancorp Leasing of America, Inc.; and Bancorp Leasing International, Inc. Bancorp Leasing of America, Inc. remains inactive. On a consolidated basis, BLH's assets represented 1.1% of Bancorp's total assets at year-end 1996.

  Bank of Hawaii International, Inc. (BOHI) was formed in 1968. BOHI holds equity interests in the following foreign financial institutions (in the percentages indicated): Bank of Tonga--30%; Banque de Nouvelle Caledonie, New Caledonia--91%; Banque de Tahiti--92%; Pacific Commercial Bank, Limited, Western Samoa--43%; Banque d'Hawaii (Vanuatu), Limited--100%; and National Bank of Solomon Islands--51%. BOHI's total assets represented 7.0% of Bancorp's total assets at year-end 1996.

  Bank of Hawaii International Corporation, New York (BOHICNY), was organized in 1982 as an Edge Act corporation. BOHICNY provides payment, clearing, and settlement services with the New York Clearing House and Clearing House Interbank Payment Service (CHIPS) for both affiliated and unaffiliated banks. BOHICNY had total assets representing 2.2% of Bancorp's total assets at year-end 1996.

  Bancorp Investment Group, Limited was formed in 1991 to provide full service brokerage and other investment services. The company has been operational since February of 1992. In 1994, Bancorp contributed the stock of Bancorp Investment Group, Limited to Bank of Hawaii. As a result, Bancorp Investment Group, Limited became a wholly owned subsidiary of Bank of Hawaii. Gross revenues for Bancorp Investment Group, Limited exceeded $2.8 million in 1996.

  Pacific Capital Asset Management, Inc. was incorporated in 1994 to provide high-end, performance-oriented portfolio management services to the institutional marketplace, which includes pension funds, endowments, foundations, and insurance companies. This company has had limited activity through 1996.

  Bankoh Investment Advisory Services, Limited (formerly known as Bankoh Advisory Corporation) was reactivated in 1991 to provide advisory services for businesses seeking to operate in Hawaii. The activity of this company remained very limited during 1996.

  Bankoh Corporation was originally incorporated in 1984 as Hawaiian Hong Kong Holdings, Ltd. and remained inactive until 1994. In 1994, the name was changed to Bankoh Corporation, with very limited activity since its name change.

  Realty and Mortgage Investors of the Pacific, Limited (RAMPAC), a wholly owned subsidiary, was organized in 1992 as a financial services company in the State of Hawaii. Its activity is focused on commercial real estate lending in Hawaii, and it does not accept deposits. Total assets at year-end 1996 were $52.4 million.

  In 1994, Bank of Hawaii organized Pan-Ocean Insurance Agency, Inc. (Pan-Ocean) as a wholly owned subsidiary. Pan-Ocean engages in a general insurance agency, insurance sub agency and general insurance brokerage business to the extent permitted under applicable federal and state laws. Business activity began in late 1995 with limited activity in 1996.

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

  First Federal, a federally chartered stock savings and loan association, has been in operation since 1904. First Federal in 1978 merged with Island Federal Savings and Loan Association of Honolulu, Hawaii, and during the 1980s acquired several smaller savings and loan associations. First Federal operates 25 full service offices throughout Hawaii. Its deposits are also insured by the FDIC. Total assets for First Federal represented 8.0% of Bancorp's total assets at year-end 1996.

  First Savings operates in a market area that includes the entire island of Guam and the island of Saipan in the Commonwealth of the Northern Mariana Islands (located approximately 120 miles northeast of Guam). First Savings operates three full-service offices in Guam and one in Saipan. Its deposits are insured by the FDIC. The stock of Bancorp Finance of Hawaii--(Guam), Inc. (BFH-Guam) was contributed to First Savings in 1991. BFH-Guam, was originally formed in 1979 as Bankoh Finance, Inc. through the purchase of the assets of an industrial loan company based in Guam. BFH-Guam has deposit-taking authority under Guam law, but discontinued accepting new deposits in 1984 and has had no deposit liabilities since 1987. On a consolidated basis, First Savings' assets represented 1.3% of Bancorp's total assets at year-end 1996.

  First National Bank of Arizona (FNBA) was acquired by Bancorp in October 1987. Bancorp and the directors of FNBA (each of whom holds 1,000 qualifying shares) own 100% of the outstanding shares of FNBA. FNBA is organized under the laws of the United States. Its deposits are insured by the FDIC, and it is a member of the Federal Reserve System. At year-end 1996, FNBA provides customary commercial banking services through six branch offices located in the State of Arizona. The acquisition mentioned earlier will increase the number of branches to ten. FNBA had total assets representing 1.1% of Bancorp's total assets at year-end 1996.

  Bancorp Life Insurance Company of Hawaii, Inc., was incorporated in 1981 in the State of Arizona to underwrite, as a reinsurer, the credit life and credit accident and health insurance sold in conjunction with Bank of Hawaii's short-term consumer lending activities. Bancorp Insurance Agency of Hawaii, Inc., was formed in 1982 to act as an agent for the sale of all credit life and credit accident and health insurance that is reinsured with Bancorp Life Insurance Company of Hawaii, Inc.

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

  Bancorp Hawaii Small Business Investment Company, Inc., was formed in September 1983 in the State of Hawaii as a small business investment company. Its investment and lending activities were reactivated in 1995 with several new investments made during the year. In 1996, activity remained limited. Total assets of Bancorp Hawaii Small Business Investment Company, Inc. was $2.5 million at year-end 1996.

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

  The State of Hawaii is served by six commercial banks, six savings associations, approximately nine deposit-taking financial services loan companies, approximately 117 credit unions, and scores of mortgage companies and other financial services firms. The State is also served by a large number of out-of-state institutions and foreign banks. Bank of Hawaii is the largest Hawaii based financial services firm operating in the market. Outside of Hawaii, Bank of Hawaii's primary competition in the Pacific Basin comes from several major U.S. Mainland and foreign banks that operate in those areas. First Federal is the third largest savings association in Hawaii.

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

  The BHC Act requires prior approval of the Board of Governors of the acquisition by Bancorp of more than 5% of the voting shares of any bank or any other bank holding company. The statute has been eliminated, effective September 29, 1995, which had prohibited the acquisition of more than 5% of the stock of Bancorp by a bank holding company whose operations are principally conducted in a state other than Hawaii, and the acquisition by Bancorp of more than 5% of the stock of any bank located in a state other than Hawaii unless the statutory law of the state in which such bank is located specifically authorized such acquisition. Accordingly, at the present time and subject to certain limits, the BHC Act allows adequately capitalized and adequately managed bank holding companies to acquire control of banks in any state. Thus, assuming it is judged to be adequately capitalized and adequately managed, Bancorp is no longer disabled by the BHC Act from acquiring control of banks in any state, and bank holding companies whose operations are principally conducted in states other than Hawaii are no longer disabled by the BHC Act from acquiring control of Bancorp. An interstate acquisition may not be approved, however, if immediately before the acquisition the acquirer controls an FDIC-insured institution or branch in the state of the institution to be acquired, and if immediately following the acquisition the acquirer would control 30 percent or more of the total FDIC-insured deposits in that state; but a state may waive the 30 percent limitation by statute, regulation, or order, or by certain nondiscriminatory administrative approvals.

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

  Hawaii has enacted a statute, effective June 1, 1997, which will authorize out-of-state banks to engage in "interstate merger transactions" with (mergers and consolidations with and purchases of all or substantially all of the assets and branches of) Hawaii banks, followed which any such out-of-state bank may operate the branches of the Hawaii bank it has acquired. The Hawaii bank must have been in continuous operation for at least five years prior to such an acquisition, unless it is subject to or in danger of becoming subject to certain types of supervisory action. This statute does not permit out-of-state banks to acquire branches of Hawaii banks other than through an "interstate merger transaction" (except in the case of a bank that is subject to or in danger of becoming subject to certain types of supervisory action) nor to open branches in Hawaii on a de novo basis.

  The BHC Act prohibits, with certain exceptions, Bancorp from acquiring direct or indirect control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than those of banking, managing or controlling banks or other subsidiaries authorized under the BHC Act, or furnishing services to or performing services for its subsidiaries. Among the permitted activities is the ownership of shares of any company the activities of which the Board of Governors determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Board of Governors is required to weigh the expected benefits to the public, such as greater convenience, increased competition, or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Board of Governors has adopted regulations that specify various activities as being so closely related to banking or managing or controlling banks as to be a proper incident thereto. The exact nature and scope of such activities have been the subject of intense national debate, and thus, they may change and become more broad as they evolve over time.

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

  Congress adopted legislation in 1991 to permit the FDIC to increase deposit insurance assessment rates for insured banks and to levy emergency special assessments against insured institutions. In response, the FDIC adopted a premium schedule under which the actual assessment rate for a particular institution depends in part upon the risk classification the FDIC assigns to that institution. The FDIC may raise an institution's insurance premiums or terminate insurance altogether upon a finding that the institution has engaged in unsafe and unsound practices. On September 30, 1996, legislation was signed into law to recapitalize the Savings Association

Insurance Fund administered by the FDIC (SAIF), which generally insures the deposits of savings associations. The legislation required the FDIC to impose a one-time special assessment on SAIF-assessable deposits, including the deposits of First Federal.

  The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA") requires the federal banking regulators to take "prompt corrective action" in respect to depository institutions that do not meet minimum capital requirements and imposes certain restrictions upon banks which meet minimum capital requirements but are not "well capitalized" for purposes of FDICIA. FDICIA generally prohibits a depository institution from paying any dividend or making any capital distribution or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to regulatory monitoring and may be required to divest themselves of or liquidate subsidiaries. Holding companies of such institutions may be required to divest themselves of such institutions or divest themselves of or liquidate nondepository affiliates. Critically undercapitalized institutions are prohibited from making payments of principal and interest on subordinated debt and are generally subject to the mandatory appointment of a conservator or receiver.

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

  Bills are now pending or expected to be introduced in the United States Congress that contain proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted, these bills could increase or decrease the cost of doing business, limit or expand permissible activities (including activities in the insurance and securities fields), or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Some of these bills would reduce the extent of federal deposit insurance, broaden the powers of bank holding companies, reduce regulatory burdens on financial institutions, address aspects of competitive imbalance between credit unions and other regulated financial institutions, promote more open financial markets for U.S. banks and financial companies in foreign nations, limit the prerogative of regulators to expand the range of permissible activities for banks, particularly in the field of insurance, eliminate or revise the features of the specialized savings-association charter, permit affiliations among banks, insurance companies, and securities firms or between banks and nonfinancial companies, and realign the structure and jurisdiction of various financial institution regulatory agencies. Whether or in what form any such legislation may be adopted or the extent to which the business of Bancorp might be affected thereby cannot be predicted.

ITEM 2. PROPERTIES

  Note D to the Audited Financial Statements on pages 55 to 57.

ITEM 3. LEGAL PROCEEDINGS

  Note J to the Audited Financial Statements on page 63.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.

  Executive Officers of Registrant:

  The following table lists the names, ages and positions held with the Registrant of all executive officers of the Registrant as of December 31, 1996. Executive officers serve at the discretion of the Board of Directors.

              NAME            AGE                   POSITION
              ----            ---                   --------
   Lawrence M. Johnson.......  56 Chairman and Chief Executive Officer of
                                   Bancorp and the Bank since August 1994;
                                   President of Bancorp and the Bank March
                                   1989 to July 1994; Executive Vice President
                                   of Bancorp August 1980 to February 1989,
                                   Director of the Bank since April 1989.
   Richard J. Dahl...........  45 President of Bancorp and the Bank since
                                   August 1994 and Chief Operating Officer of
                                   the Bank since August 1995; Executive Vice
                                   President and Chief Financial Officer of
                                   Bancorp April 1987 to January 1994; Vice
                                   Chairman of the Bank December 1989 to July
                                   1994, Director of the Bank since April
                                   1994.
   Alton T. Kuioka...........  53 Executive Vice President of Bancorp since
                                   October 1994; Director of the Bank since
                                   November 1996; Vice Chairman of the Bank
                                   since June 1994; and Chief Lending Officer
                                   of the Bank since August 1995; Executive
                                   Vice President of the Bank November 1991 to
                                   May 1994; Senior Vice President of the Bank
                                   October 1988 to October 1991.
   Thomas C. Leppert.........  42 Executive Vice President of Bancorp and Vice
                                   Chairman of the Bank since December 1996;
                                   President and Chief Executive Officer of
                                   Castle & Cooke Properties, Inc. since 1989;
                                   Director of Castle & Cooke 1995 to November
                                   1996; President of Residential Operations
                                   and Hawaii Commercial Operations Castle &
                                   Cooke, Inc. since 1995.
   David A. Houle............  49 Senior Vice President, Treasurer and Chief
                                   Financial Officer of Bancorp since 1992;
                                   Executive Vice President and Chief
                                   Financial Officer of the Bank since
                                   February 1994; Senior Vice President and
                                   Investment Manager at Comerica Incorporated
                                   January 1985 to September 1992.
   Denis K. Isono............  45 Vice President and Controller of Bancorp
                                   since 1988; Senior Vice President of the
                                   Bank since 1993, and Controller of the Bank
                                   since 1986.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

 Common Stock Listing

  The common stock of Bancorp Hawaii, Inc., is traded over the counter on the New York Stock Exchange and quoted daily in leading financial publications.

  NYSE Symbol: BOH

  Market Prices, Book Values, and Common Stock Dividends--Table 2 on page 12.

ITEM 6. SELECTED FINANCIAL DATA

  Year-End Summary--Table 23 on page 41.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PERFORMANCE HIGHLIGHTS

  Bancorp Hawaii, Inc. (Bancorp) reported earnings of $133.1 million for 1996, up 9.3% from $121.8 million reported for 1995. Earnings per share were $3.23 for 1996 compared to $2.90 for 1995 and $2.75 for 1994. The improvement in profitability was driven by asset growth attributable to the acquisitions in the South Pacific, and improved net interest margin.

  Bancorp has adopted a goal to increase its annual performance to a targeted 1.20% return on average assets (ROAA) and 17.5% return on average equity
(ROAE) by the year 2000. In 1996, ROAA improved to 0.99% and ROAE to 12.43%. Comparatively, ROAA in 1995 was 0.98% and ROAE was 11.87%. Bancorp targets an average equity to average assets ratio of at least 6.00% and maintains its capital at levels considered by regulators as a "well capitalized" financial institution. In 1996, Bancorp's average equity to average asset ratio was 7.95% and reported capital at $1.1 billion, exceeding the levels necessary to be considered "well capitalized."

  In May 1996, Bank of Hawaii International, Inc. (a wholly-owned subsidiary of Bank of Hawaii) finalized its purchase of a majority ownership of Banque de Tahiti (BDT) and Banque de Nouvelle Caledonie (BNC) and their related consumer credit affiliates, Credipac Polynesie and Credipac New Caledonie. The acquisitions were accounted for as purchases with ownership percentages of 92.4% for BDT and 91.5% for BNC at year-end 1996. Bank of Hawaii International, Inc. (consolidated) owns 100% of Credipac Polynesie and 100% of Credipac New Caledonie. BDT and BNC reported net income of $5.3 million for the eight month period since the acquisition of majority ownership after the impact of goodwill. For the first four months of 1996, BDT and BNC were accounted for using the equity method, producing $3.7 million in "other income" for Bancorp. Throughout this report, the impact of the acquisition is disclosed to allow the reader to understand its effect on Bancorp.

  Net interest income increased 12.3% from 1995 to $482.3 million (on a taxable equivalent basis) for 1996. Analyzing this increase, about $39 million was attributed to an increase in average earning assets, while $14 million was to a widening in net interest margin to 3.84% from 3.72% in 1995.
Comparatively, net interest margin was 3.82% in 1994.

  Bancorp's net overhead (non-interest expense less non-interest income before securities transactions) increased to $250.6 million for 1996 compared with $220.2 million in 1995 and $214.2 million in 1994. About $18.3 million of the increase between 1995 and 1996 was due to the BDT and BNC acquisition. Additionally, the $5.0 million (pre-tax) Savings Association Insurance Fund
(SAIF) assessment recognized by Bancorp Pacific, Inc. and an expense associated with the early termination of a leveraged lease ($2.8 million) also contributed to the increase. These changes are further discussed in the "net overhead" section of this report.

  Total Non-Performing Assets, plus loans 90+ days past due, increased to $117.9 million, 1.36% of total loans at year-end 1996, compared to $77.6 million or 0.95% of total loans reported at year-end 1995 and $64.8 million or 0.82% of total loans at year-end 1994. As a percentage of outstanding loans, Non-Performing Assets (NPA) increased to 0.96% as of year-end, up from 0.70% at year-end 1995 and 0.67% at year-end 1994. The change in the level of NPA and past due loans is affected by the BDT and BNC acquisition. For 1996, BDT and BNC reported $22.3 million in NPA and $9.5 million in 90 day past due loans. Without these loans, Bancorp's NPA and 90 day past due loans would have been $60.9 million and $25.2 million, respectively.

  Bancorp has historically maintained a level of NPA to outstanding loans under 1%, reflecting sound lending practices, aggressive management of NPA, and a conservative charge-off strategy (Table 7). During 1996, recoveries totaled $30.8 million, compared to $14.4 million in 1995 and $25.3 million in 1994. Net charge-offs in 1996 were $13.3 million or 0.16% of average loans, compared with net charge-offs of $13.5 million, 0.18% of average loans in 1995 and net charge-offs of $0.1 million in 1994. Finally, the reserve for loan losses totaled $167.8 million at the end of 1996, representing 1.97% of loans outstanding, compared with $152.0 million and 1.90%, respectively at year-end 1995.

  Bancorp has recognized that in situations where opportunities to employ incremental capital at attractive returns are not plentiful, its best alternative use for the capital may be the purchase of Bancorp common stock. In 1996, Bancorp completed its program approved in 1994 to repurchase up to 2 million of its common shares. In 1996, about 1.3 million shares were repurchased to fulfill the 1994 share repurchase program. In the fourth quarter of 1996, a new program authorizing the repurchase of up to an additional 2 million shares of Bancorp common shares was approved by Bancorp's Board. About 100,000 shares had been purchased under the new plan as of year-end 1996. Additionally there is an ongoing program to repurchase common shares to meet the annual needs of various Bancorp benefit and dividend reinvestment plans.

  Finally, in December 1996, Bancorp issued $100 million of 8.25% Capital Securities through Bancorp Hawaii Capital Trust I, a grantor trust formed and controlled by Bancorp. The issue is junior to any outstanding subordinated notes, has a 30-year term and bears a cumulative fixed interest rate of 8.25%. The issue also contains a call provision triggered by certain changes in tax laws. The debt, which qualifies as Tier I Capital for regulatory capital purposes, provides funds to Bancorp for general corporate purposes.

                             PERFORMANCE HIGHLIGHTS

                                    TABLE 1
               (IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                  1996          1995     FIVE-
                                            ----------------- ---------   YEAR
                                                      PERCENT           COMPOUND
EARNINGS MEASURES                            AMOUNT   CHANGE   AMOUNT    GROWTH
-----------------                           --------- ------- --------- --------
Net Income................................. $  133.12   9.3%  $  121.80    3.4%
Earnings Per Common Share..................      3.23  11.4        2.90    3.7
Average Assets.............................  13,468.0   8.6    12,405.9    4.5
Average Loans..............................   8,353.6   9.1     7,654.9    5.2
Average Deposits...........................   8,182.4  16.3     7,036.5   (1.1)
Average Shareholders' Equity...............   1,070.9   4.4     1,026.0    9.4

                                                                          FIVE-
                                                                          YEAR
PERFORMANCE RATIOS                                         1996   1995   AVERAGE
------------------                                         -----  -----  -------
Return on Average Assets..................................  0.99%  0.98%   1.01%
Return on Average Equity.................................. 12.43  11.87   13.51
Average Equity to Average Assets Ratio....................  7.95   8.27    7.55
Loss Reserve to Loans Outstanding.........................  1.97   1.90    1.89
Tier I Capital Ratio...................................... 10.57  10.25
Total Capital Ratio....................................... 12.96  12.74
Leverage Ratio Requirement................................  7.98   7.82

             MARKET PRICES, BOOK VALUES AND COMMON STOCK DIVIDENDS

                                    TABLE 2

                                  MARKET PRICE (MP) RANGE    HIGH MP AS
                               ----------------------------- A PERCENT
YEAR                            HIGH   LOW   BOOK VALUE (BV)   OF BV    DIVIDEND
----                           ------ ------ --------------- ---------- --------
1992.......................... $34.67 $26.83     $19.68         176%     $ .85
                               ====== ======     ======         ===      =====
1993.......................... $35.92 $26.67     $22.00         163%     $ .90
                               ====== ======     ======         ===      =====
1994.......................... $34.75 $24.13     $23.10         150%     $1.04
                               ====== ======     ======         ===      =====
1995.......................... $37.13 $24.88     $25.51         146%     $1.08
First Quarter.................  28.50  24.88                               .26
Second Quarter................  30.88  27.63                               .27
Third Quarter.................  36.75  29.38                               .27
Fourth Quarter................  37.13  32.50                               .28
1996.......................... $44.00 $33.13     $26.68         165%     $1.16
First Quarter.................  36.25  33.25                               .28
Second Quarter................  37.63  33.13                               .28
Third Quarter.................  39.75  34.13                               .30
Fourth Quarter................  44.00  38.38                               .30

 Bancorp's Markets

  Bank of Hawaii, Bancorp's primary subsidiary, has continued to expand its operations beyond Hawaii since it opened its first branch in the Republic of the Marshall Islands in 1959. In 1996, Bank of Hawaii furthered its expansion acquiring majority ownership in Banque de Tahiti and Banque de Nouvelle Caledonie. Bancorp's presence across the Asia-Pacific Rim has expanded steadily and developed into distinct markets, each of which contributes to the company's overall performance. Foremost among these markets is Hawaii. Other markets include the Intra-Pacific Region, Asian Rim and the U.S. Mainland.

  Hawaii is Bancorp's oldest and largest market. Since 1897, Bank of Hawaii has provided financial services to the people of Hawaii and earned its position as Hawaii's largest financial institution. Throughout the years, Bancorp has continued to offer financial products and services to meet the needs of Hawaii's growing economy. Products introduced in 1996 included the Mileage Access Card, a debit card that provides mileage points for usage of the card instead of writing checks. Also Bancorp broadened its ATM services, enhancing a number of machines to dispense postage stamps, gift certificates and discount coupons. Trust and Investment Services continued its marketing of the Pacific Capital Fund family and as of year-end 1996, the funds exceeded $1.5 billion. The total increases to $2.2 billion when the Hawaiian Tax Free Trust funds are included.

  The degree of strength in the Hawaii economy has a substantial impact on Bancorp's performance. After 0.4 percent real annual gross state product (GSP) growth from 1991-94 and 0.5% (revised) in 1995, Hawaii's GSP rose an estimated 1.0% during 1996. The 1996 growth rate came in at the low end of previous forecasts of 1-2% growth. The current consensus forecast among economists is for Hawaii's 1997 GSP to grow by 2%. Growth in tourism continued to exert the strongest recovery impetus on Hawaii's economy during 1996, while construction spending stabilized during 1996--after four years of cyclical contraction. With that stabilization, the largest negative factor hindering Hawaii's economic recovery turned neutral during the year. Missing from the 1996 economic acceleration, modest as it was, were recoveries in real estate investment activity and a relaxation of fiscal austerity policies across state and county governments. Slow growth in 1997, likely below the national average, will reflect those missing elements of a stronger recovery. In addition, federal government spending in both defense and non-defense areas is expected to remain fairly stable for the remainder of the decade.

  In 1996, Hawaii's economy was also impacted by the strengthening of the U.S. dollar, which rose from 103(Yen)/$ at the end of 1995 to 115(Yen)/$ at the end of 1996. This reduced Japanese tourists' purchasing power considerably during 1996. As a result, despite a record 2 million Japanese tourist arrivals in Hawaii during 1996, retail sales growth slowed in the second half of the year. Still, adverse exchange-rate effects on Japanese tourism seemed concentrated in retail outlays, as hotel revenues surged more than 13% in 1996, following a 6% increase in 1995.

  Bancorp has been a player in the Intra-Pacific region for nearly four decades beginning in the late 1950's. This market has grown over the years and now spans island nations across the South and West Pacific which have developed as participants in the economic growth occurring within the Asia-Pacific Rim. Bancorp is the only Hawaii-based financial organization to have such a broad presence in this region.

  Bank of Hawaii maintains 15 branch locations in the West Pacific with its largest and most established presence on Guam. Bancorp serves Guam with three branches of Bank of Hawaii and three branches of First Savings and Loan Association of America (a wholly-owned subsidiary of First Federal Savings and Loan Association of America). Bank of Hawaii also has branches in the Commonwealth of the Northern Marianas (Saipan), the Federated States of Micronesia (Yap, Pohnpei and Kosrae), the Marshall Islands (Majuro) and Palau (Koror).

  Bancorp's representation in the South Pacific includes branches of Bank of Hawaii located in American Samoa and Fiji. In addition, through its subsidiary Bank of Hawaii International, Inc. (BOHI), Bank of Hawaii owns interests in Banque d'Hawaii (Vanuatu) Ltd. (100%), Banque de Tahiti (92.4%), Banque de Nouvelle Caledonie (91.5%) and National Bank of Solomon Islands (51%), all of which are included in Bancorp's consolidated financial statements. BOHI also has equity investments in the Bank of Tonga (30%) and Pacific Commercial Bank (43%) in Western Samoa. These latter two investments are accounted for under the equity method.

  The Asian Rim is another market that Bancorp has developed over the last three decades, beginning with Japan in the 1970s. Bancorp started 1996 with offices or branches in Hong Kong, Korea, Philippines, Singapore and Taiwan. During the year, the Taiwan office was upgraded to branch status and at year-end had grown to $75 million in assets. Also in 1996, Bank of Hawaii entered into an agreement with Capital Trust Limited to act as its representative in India. With this arrangement, Bank of Hawaii is represented in the cities of New Delhi, Bombay, Calcutta, Madras and Bangalore. Activities in this market focus primarily on trade finance products, such as letters of credit. Bancorp has been successful in meeting the needs of its customers interested in participating in Asia's growth. Bancorp also provides correspondent banking, lending, and investment advisory services to this market through the International Banking Group's specific units such as the Japan, China, Korea and Philippine Marketing Groups. These groups are located in Hawaii and provide new customers with bankers who speak their language and understand their culture, thus making business transactions flow more smoothly.

  The U.S. Mainland is a market that provides opportunities for continued lending activity. Bancorp's focus in this market continues to be Fortune 1000 companies, businesses that have interests in the Pacific, businesses in the media and communications industry and lending in Arizona through its subsidiary, First National Bank of Arizona (FNBA). For Fortune 1000 companies that have a Pacific orientation, Bancorp's presence throughout the Pacific is invaluable. In working with these borrowers, Bancorp continues to adhere to its strict lending policies. In the media and communications industry, Bancorp has developed a niche market and established itself as a knowledgeable and responsive lender. Additionally, through FNBA, Bancorp provides financial services to small to middle market customers in the greater metropolitan Phoenix market.

 Subsidiary Activity

  Bank of Hawaii is the largest of Bancorp's subsidiaries. Bank of Hawaii reported consolidated assets of $12.5 billion at year-end 1996, about 89% of Bancorp's total assets. Since Bank of Hawaii represents such a large component of Bancorp, much of the discussion in the following sections reflects its operations. The following paragraphs are discussions of the other major subsidiaries.

  Bancorp Pacific, Inc., a thrift, has two subsidiaries, First Federal Savings and Loan Association of America (First Federal) located in the State of Hawaii and First Savings and Loan Association of America (First Savings) located in Guam and Saipan. Bancorp Pacific reported earnings of $12.2 million for 1996, a decrease of 16.9% from 1995's total earnings of $14.7 million. These lower earnings were mainly due to the one time SAIF assessment of $5.0 million recognized in the third quarter. Bancorp Pacific produced an ROAA of 0.92% in 1996 (1.15% excluding the impact of the SAIF assessment). Net loans grew 1.4% to $1.1 billion at year-end 1996, while deposits grew 15.4% over the same period. The growth in loans was affected by $80 million in mortgage loans securitized in the second quarter of 1996. Excluding the securitization, loans would have increased 8.6% over last year-end. At year-end 1996, NPA increased to 1.13% of total loans outstanding (primarily secured by residential real estate) from 0.76% at year-end 1995. Bancorp Pacific's reserve ratio was 0.85% of outstanding loans at year-end 1996, similar to a year ago. At year-end 1996, First Federal reported a total risk-based capital ratio of 17.0% exceeding statutory minimums and ratios at many peer savings and loan companies.

  In Arizona, FNBA reported net income for 1996 of $2.3 million, an increase of 9.5% from 1995. The improvement in results was driven by a resurgent Arizona economy. FNBA reported ROAA of 1.35% for 1996 compared to 1.81% for 1995. Deposits at FNBA grew to $187.2 million at year-end 1996 from $132.2 million a year ago. In 1996, FNBA entered into an agreement to purchase more than $250 million of deposits and four branch locations from Home Savings of America. The transaction is expected to close in the first quarter of 1997.

  Lending activity at FNBA also increased with gross loans growing to $122.0 million at year-end 1996, an increase of 7.9% for the year. Loan quality continues to improve at FNBA. NPA, as a percent of total loans outstanding, were 0.75% at year-end 1996, compared to 1.04% at the end of 1995. NPA totaled $0.9 million at year-end 1996 with $0.2 million of NPA being foreclosed real estate. The ratio of reserves to loans outstanding was 7.07% at year-end 1996, compared to 7.46% at year-end 1995. FNBA's risk-based capital ratios at year-end 1996 exceeded regulatory minimums at 10.64% and 11.95% for Tier 1 and Total Capital, respectively.

  Hawaiian Trust Company, Limited (HTCo), a subsidiary of Bank of Hawaii, reported trust income for 1996 of $49.8 million, a modest increase of 0.6% from 1995. The results reflect the level of competition faced from mainland providers of trust services. Trust assets under administration have increased to $12.2 billion at year-end 1996 from $12.0 billion at year-end 1995. Activity in Pacific Capital Funds (PCF) has continued to grow; at year-end 1996, PCF and the Hawaiian Tax Free Trust (also advised by HTCo) advised funds with investments totaling $2.2 billion, an increase from $2.0 billion at year-end 1995. The offshore trust company in the Bahamas organized by Hawaiian Trust through Banque d'Hawaii (Vanuatu)'s trust subsidiary has seen modest activity in 1996 with total assets under management of about $7.0 million at year-end.

  The following sections will cover in more detail Bancorp's performance and activities during 1996. The areas that will be covered include:

    . Risk Elements Involved in Lending Activities

    . Asset-Liability Management

      . Capital Adequacy

      . Interest Rate Risk and Derivatives

      . Liquidity Management

      . Control of Net Overhead

    . Income Taxes

    . Fourth Quarter Results

RISK ELEMENTS INVOLVED IN LENDING ACTIVITIES

 Risk Profile of Lending Activity

  Loans outstanding at year-end 1996 grew to $8.7 billion, a 6.7% increase from $8.2 billion at year-end 1995. This growth factor was affected by the securitization of $350 million of residential mortgage loans in the second quarter of 1996 and the acquisition of BDT and BNC. Loans securitized were from both Bank of Hawaii and Bancorp Pacific, Inc. Without the securitization and the loans acquired with BDT and BNC, loans outstanding would have increased by 2.6%.

  Bancorp indicated in its 1995 Annual Report that the lending environment in Hawaii for the last several years had been challenging. The interest rate environment and the Hawaii economy have limited the rate of increases of the loan portfolio and yields on loans. In 1996, much of the same continued with the BDT and BNC acquisition providing much of the growth.

  Certain sections of the loan portfolio, however, saw increased activity and positive growth in 1996. Residential mortgage lending, real estate construction lending, consumer installment loans, leasing and foreign loans all reported increases from year-end 1995. Residential mortgage lending balances increased after considering the securitization completed in the second quarter of 1996.

  Table 3 presents the year-end loan portfolio broken down into the various categories. The acquisition and securitization mentioned earlier has changed the mix of loans at Bancorp. While real estate loans continue to comprise the largest portion of the loan portfolio, their level of representation has declined. Real estate loans made up 47.1% of total loans at year-end 1996 compared with 52.1% at year-end 1995. Within the real estate category, residential mortgage loans represented 64.3% of total loans, while commercial mortgage loans represented 30.0% of total loans at year-end 1996. Reflecting the BDT and BNC acquisition, foreign loans have increased to $1.5 billion, 17.3% of the total loan portfolio compared to $0.8 billion and 9.8% of the total at year-end 1995. Table 4 presents the geographic distribution of the loan portfolio based on the major markets in which Bancorp operates. The loans in BDT and BNC have changed the geographic mix between 1996 and 1995.

                            LOAN PORTFOLIO BALANCES

                                    TABLE 3

                                 1996     1995     1994     1993     1992
                               -------- -------- -------- -------- --------
                                         (IN MILLIONS OF DOLLARS)
Domestic Loans
  Commercial and Industrial... $1,806.7 $1,902.2 $1,830.8 $1,709.2 $1,864.1
  Real Estate
    Construction--Commercial..    212.3    199.6    114.2    141.9    248.0
           Residential........     23.6     33.7     39.7     51.4     18.0
    Mortgage--Commercial......  1,227.8  1,308.8  1,241.0  1,230.6    991.9
         Residential..........  2,635.3  2,702.4  2,849.9  2,454.0  2,183.7
  Installment.................    849.3    817.3    741.6    676.2    655.9
  Lease Financing.............    437.8    392.9    378.1    401.6    393.4
                               -------- -------- -------- -------- --------
      Total Domestic..........  7,192.8  7,356.9  7,195.3  6,664.9  6,355.0
Foreign Loans
  Banks and Other Financial
   Institutions...............    281.8    268.7    299.0    295.8    285.6
  Commercial and Industrial...    923.2    513.6    364.2    259.4    288.5
  All Others..................    301.5     13.2     33.5     38.3     34.5
                               -------- -------- -------- -------- --------
      Total Foreign...........  1,506.5    795.5    696.7    593.5    608.6
                               -------- -------- -------- -------- --------
      Total Loans............. $8,699.3 $8,152.4 $7,892.0 $7,258.4 $6,963.6
                               ======== ======== ======== ======== ========

  The following sections discuss the loan categories.

 Commercial and Industrial Loans

  As shown in Table 3, the commercial and industrial loan (C&I) portfolio, which includes commercial, financial and agricultural loans, was $1.8 billion, down 5.0% from year-end 1995. This portfolio, which made up 20.8% of the total loans, involves lending to companies and individuals on both a secured and unsecured basis for business purposes. Customers and collateral vary based on the type of business involved.

  Bancorp's focus in lending to companies on the U.S. Mainland is Fortune 1000 companies, companies with a Pacific orientation and selected niches where lending expertise has developed over the years. Lending activity to Fortune 1000 companies includes loans and lines of credit. Most of these loans are included in Table 4 in the C&I category on the U.S. Mainland. Balances outstanding to these companies as of year-end 1996 and 1995 were $876.4 million and $918.5 million, respectively. Bancorp's communication/media portfolio is considered a selected niche. Total loans and leases of this type stood at $562.4 million at year-end 1996, a decrease of 4.4% from year-end 1995. Total commitments in this portfolio were $774 million at year-end 1996. This category can be segmented further into cable television, publishing and telecommunications, which represented 34.9%, 20.1% and 9.9%, respectively, of the total C&I loan portfolio at year-end 1996. At year-end 1996, there were no loans in the communication/media portfolio which were classified as NPA.

  C&I loans that were classified as non-performing totaled $20.9 million or 25.1% of total NPA at year-end 1996. For comparative purposes, $16.9 million and $20.3 million were classified as NPA at year-end 1995 and 1994, respectively.

 Real Estate Loans

  At year-end 1996, Bancorp's total real estate loan portfolio stood at $4.1 billion, 3.4% lower than year-end 1995. Real estate loans represented 47.1% of the total loan portfolio at year-end 1996, down from 52.1% at year-end 1995. As mentioned earlier, in the second quarter of 1996, $350 million in mortgage loans were securitized distorting the comparison between 1996 and 1995. Without the securitization, real estate loan growth would have been about 4.8% over 1995. The real estate loan portfolio is divided into construction loans and amortizing mortgages as shown in Table 3.

  The largest individual component of the real estate loan portfolio is loans secured by 1-to-4 family residential property. At $2.6 billion, this group represented 64.3% of total real estate loans at year-end 1996 and 30.3% of total loans outstanding. More than 91% of these loans are secured by real estate in Hawaii (see Table 4). A majority of the 1-to-4 family residential mortgage loans (approximately 88%) are underwritten on a floating rate basis. The average 1-to-4 family mortgage loan has been outstanding about 6.0 years with an average outstanding balance of $141,000. Residential mortgage loan originations for Bancorp in 1996 totaled $825.7 million, representing 4,500 individual loans, or about 20% of the total originations in Hawaii. Comparatively, $570.8 million and $729.6 million in loans were originated in 1995 and 1994, respectively. For 1996, Bancorp's average principal mortgage loan amount originated was $185,000, compared to the $191,000 average for 1995 and the $187,000 average for 1994. The 1996 average loan origination at First Federal was $159,000 compared with $198,000 for Bank of Hawaii. The median single family home price on Oahu was $335,000, $349,000 and $360,000 in 1996, 1995 and 1994, respectively.

  Also included in the real estate portfolio are home equity creditlines. Available credit under these lines was $489.7 million at year-end 1996, compared to $490.0 million at year-end 1995. Outstandings have declined to $285.6 million at year-end 1996 from $312.0 million at year-end 1995. These creditlines are underwritten based on repayment ability rather than the value of the underlying property. Additionally, home equity creditlines are generally limited to 75% of the value of the collateral minus prior liens. At year-end, home equity creditline balances past due 90 days or more totaled $0.6 million, compared with $0.7 million at year-end 1995, and $0.8 million at year-end 1994.

  At year-end 1996, NPAs in the mortgage-residential category (excluding construction loans) totaled $23.6 million, or 28.4% of total NPA.
Comparatively, mortgage-residential NPA totaled $14.7 million and $15.1 million at year-end 1995 and 1994, respectively. Foreclosed real estate at year-end 1996 was $10.7 million, which consisted of properties most of which are in Hawaii. There are a total of 31 properties in the foreclosed real estate category.

  The commercial real estate portfolio (excluding construction loans) totaled $1.2 billion at year-end 1996, a decrease of 6.2% from year-end 1995. Table 3 presents the balances outstanding in this portfolio over the last five years. Of the properties collateralizing Bancorp's commercial real estate loans, about 76.0% were located in Hawaii.

  The commercial real estate portfolio is diversified in the types of property securing the obligations. Of the total commercial real estate loans at year-end 1996, 23.7% of these loans were secured by shopping centers; 14.2% by commercial/industrial/warehouse facilities; 12.5% by office buildings and 5.2% by hotels. Generally, loans secured by commercial/industrial/warehouse facilities and office buildings are either solely or partially owner-occupied.

  Non-performing commercial real estate loans at year-end 1996 decreased to $4.1 million or 4.9% of total NPA. Comparatively, commercial real estate NPA at year-end 1995 and 1994 totaled $14.9 million and $14.1 million, respectively. Foreclosed real estate at year-end 1996 included one commercial property.

  Total commercial construction loans increased to $212.3 million at year-end 1996, compared with year-end 1995 when $199.6 million were outstanding. Bancorp maintains a conservative underwriting policy, as these loans by their nature have greater risk. For the majority of these loans, Bancorp emphasizes the cash flow of the completed projects and committed permanent financing for repayment, rather than the value of the property. A dissection of the commercial construction lending portfolio at year-end 1996 shows tract and land development for residential housing, $103.2 million; hotels, $40.0 million; retail facilities, $23.8 million; industrial projects, $6.7 million and commercial offices, $13.5 million. These loans were concentrated in property located in Hawaii ($179.8 million).

  At the end of 1996, construction non-performing loans totaled $0.3 million or 0.4% of total NPA. Comparable figures for years ended 1995 and 1994 were $0.3 million and $1.5 million, respectively.

 Consumer Loans

  Total consumer loans (excluding residential mortgage and home equity loans) increased to $849.3 million, up 3.9% from year-end 1995. Beginning in 1994, Bancorp focused an effort to increase this category of loans implementing programs directly targeted to increase credit card balances. Looking to Table 3 and the five year trend, the growth reflects Bancorp's effort in this category, particularly in the last three years.

  At year-end 1996, Bancorp's base of credit cardholders increased about 4% to 165,800 cardholders from year-end 1995. The co-branding of Bank of Hawaii's VISA card with Continental Airlines, which includes frequent flyer credits, is available in Hawaii, Guam and the Federated States of Micronesia. A no annual fee Mastercard was launched in 1995 and grew in 1996 with more than 21,800 cards outstanding as of year-end. A third initiative, the Contiki card program, began in 1996. The program, focused on college students, has created 141,300 new accounts as of year-end 1996. Outstanding balances for the credit card portfolio totaled $290.9 million at year-end 1996, an increase of 11.2% from year-end 1995. The average credit limit on all card accounts was $3,700 for 1996 with an average outstanding balance of $2,300, compared with an average outstanding balance of $1,650 for 1995 and $1,600 for 1994. At year-end 1996, 0.8% of the accounts (based on balances) were delinquent more than 90 days, compared with 1.4% and 0.9%, at year-end 1995 and 1994, respectively.

 Leasing Activities

  Equipment leases have been an important component of the overall loan portfolio by providing customers with an alternative to traditional lending products. Leases outstanding increased to $437.8 million, up 11.4% from year-end 1995. Much of the increase in lease activity has been several larger single investor leases in 1996. These new equipment leases in 1996 include a fleet of trucks, a jet aircraft and a satellite. The lease portfolio remains diversified. In addition to the above, leased equipment also includes autos, ships, office equipment, computers and others. There were no NPA in the leasing category at both year-end 1996 and 1995. At year-end 1994, $0.8 million in NPA was outstanding.

 International Lending

  Foreign loans at the end of 1996 totaled $1.5 billion, almost double the total at year-end 1995. The acquisition of BDT and BNC increased loans by $676 million. With the acquisition, a new element has been added to the international lending strategy. The lending strategy in the South Pacific is closely related to traditional branch operations, with both lending and deposit taking activity. Customers in the South Pacific include both retail and commercial customers. Lending activity on the Asian Rim involves a lending strategy that focuses primarily on short term trade finance and working capital loans for companies doing business in the Pacific and the Asian Rim.

  The lending activities in Japan, Korea and Singapore remain the most significant with U.S. dollar equivalent loans outstanding at year-end 1996 in these countries of $274.1 million, $85.7 million, and $151.2 million, respectively. Foreign loan totals include the U.S. dollar equivalent loans of Fiji branches of Bank of Hawaii, BDT, BNC, National Bank of Solomon Islands
(NBSI) and Banque d'Hawaii (Vanuatu) Limited which in aggregate totaled $781.1 million at year-end 1996.

  Table 10 presents the outstanding cross-border exposures that exceed 0.75% of Bancorp's total assets at year-end 1996.

  NPA in international lending have increased due to the NPAs in the South Pacific. At year-end 1996, $22.3 million were reported as NPA, all of which were in the South Pacific. At year-end 1995, there were no NPAs reported, but NPA at year-end 1994 totaled $0.3 million. As indicated in Table 7, losses in the international portfolio have remained at nominal levels. It is anticipated that the level will change as the recognition of losses in the South Pacific are reflected in the future. For 1996, recoveries of foreign loans previously charged-off totaled $1.5 million, compared to $2.5 million in 1995.

 Geographic Distribution of the Loan Portfolio

  The distribution of the loan portfolio by geographic areas is presented in Table 4. The majority of Bancorp's loans (58.6%) were located in Hawaii at year-end 1996. The balances reflected in the West Pacific include Guam and other Western Pacific Islands where both Bank of Hawaii and First Federal's subsidiary, First Savings and Loan Association of America, have branches. Loan balances in the South Pacific reflect the U.S. dollar equivalent balances of BDT, BNC, NBSI, Vanuatu and Bank of Hawaii branches in Fiji and Bank of Hawaii branches in American Samoa where U.S. currency is used. The modest real estate loan portfolio in the mainland U.S. represents mortgage lending in Arizona.

                 GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO (1)

                                    TABLE 4

                          TOTAL
                         YEAR-END             WEST     SOUTH   MAINLAND
                           1996     HAWAII   PACIFIC  PACIFIC    U.S.    JAPAN   OTHER
                         --------  --------  -------  -------  --------  ------  ------
                                         (IN MILLIONS OF DOLLARS)
Commercial and
 Industrial............. $1,806.7  $  736.5  $171.4   $  9.4   $  876.4  $  --   $ 13.0
Real Estate
  Construction--
   Commercial...........    212.3     179.8     --       --        32.5     --      --
  Residential...........     23.6      21.1     2.5      --         --      --      --
  Mortgage--Commercial..  1,227.8     933.1   178.0      8.8      107.9     --      --
  Residential...........  2,635.3   2,400.3   211.6      2.5       20.9     --      --
Installment.............    849.3     677.6   144.5     22.8        4.4     --      --
Foreign.................  1,506.5      26.6     --     741.3        --    274.1   464.5
Lease Financing.........    437.8     125.5     6.8      --       284.7     --     20.8
                         --------  --------  ------   ------   --------  ------  ------
    Total............... $8,699.3  $5,100.5  $714.8   $784.8   $1,326.8  $274.1  $498.3
                         --------  --------  ------   ------   --------  ------  ------
Percentage of Total.....    100.0%     58.6%    8.2%     9.0%      15.3%    3.2%    5.7%
                         ========  ========  ======   ======   ========  ======  ======

--------
(1) Loans classified based upon geographic location of borrowers.

 Non-Performing Assets and Past Due Loans

  Non-performing assets (which include non-accrual loans and foreclosed real estate) totaled $83.2 million at year-end 1996, compared to $56.9 million at the end of 1995, and $53.2 million at the end of 1994. The level of NPA includes the BDT and BNC NPA which were $22.3 million at year-end 1996. The ratio of NPA to loans outstanding was 0.96% at year-end 1996, 0.70% at year-end 1995 and 0.67% at year-end 1994. Without the BDT and BNC NPA, the ratio of NPA to loans outstanding would have been 0.70% at year-end 1996. Table 6 presents this ratio for the last five years with the accompanying graph depicting the ratio of the Montgomery Securities Regional Bank Proxy for the same period.

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

  At year-end 1996, NPA loans secured by real estate totaled $28.0 million or 33.6% of total NPAs; with the majority secured by real estate in Hawaii. NPA in Asia and the West Pacific were minimal. As noted earlier, the NPA in the foreign category increased due to the BDT and BNC acquisition.

  A focus on quality credits and cautious asset growth remains the objective in Arizona. NPA in Arizona has continued to decline totaling $0.9 million at year-end 1996, compared to $1.2 million, and $1.4 million at year-end 1995 and 1994, respectively. FNBA's loan quality has improved over the last several years. At the end of 1996, NPA represented 0.75% of total loans outstanding, compared with 1.07% and 1.48% at year-end 1995 and 1994, respectively.

  First Federal's NPA increased to $12.8 million at year-end 1996, compared with $8.7 million and $4.8 million reported at year-end 1995 and 1994, respectively. The largest single loan classified as NPA at First Federal was about $700,000, reflecting the smaller individual loans in the portfolio. Total NPA at First Federal represented 1.13%, 0.77% and 0.46% of total loans outstanding at year-end 1996, 1995 and 1994, respectively. The levels of NPA for First Federal have increased over the last few years. However, the risk generally remains lower as each loan is secured by real estate with between a 70-80% loan to value ratio at origination.

  Foreclosed real estate has increased to $10.7 million at year-end 1996. Foreclosed real estate has remained at lower levels averaging $6.2 million over the last five years. The foreclosed real estate portfolio is comprised of 31 properties with two properties representing more than 70% of the total. In 1996, losses on the sale of foreclosed real estate were $380,000, compared to $276,000 for 1995 and $700,000 for 1994.

  Loans past due 90 days totaled $34.7 million at year-end 1996, an increase from year-end 1995 when $20.7 million was reported. The increase is mainly due to the inclusion of the past due loans from BDT and BNC which were $9.5 million at year-end 1996. There was also an increase in delinquencies in the consumer installment loan portfolio, reflecting the prolonged lower economic activity in Hawaii and its affect on consumers. At year-end 1996, installment loans more than 90 days past due totaled 1.06% of outstanding installment loans. The remaining increase in delinquent loans is distributed throughout the remaining loan categories. Table 6 presents a five year history of loans past due 90 days.

  In 1996, Bancorp recorded $2.6 million in cash basis interest on previously non-accrual and charged-off loans, compared to $1.3 million in 1995. In 1996, $216,000 in interest reversals were recorded on non-accrual loans, an increase from the $156,000 reversed in 1995 and $79,000 in 1994.

                       FOREGONE INTEREST ON NON-ACCRUALS
                            YEARS ENDED DECEMBER 31
                                    TABLE 5

                                                      1996 1995 1994 1993 1992
                                                      ---- ---- ---- ---- ----
                                                      (IN MILLIONS OF DOLLARS)
Interest Income Which Would Have Been Recorded Under
 Original Terms:
  Domestic........................................... $6.3 $7.6 $5.4 $5.3 $7.0
  Foreign............................................  2.3  --   0.1  --   0.3
Interest Income Recorded During the Current Year on
 Non-Accruals:
  Domestic...........................................  1.6  0.6  1.0  0.9  3.4
  Foreign............................................  0.6  --   0.1  --   0.2

                    NON-PERFORMING ASSETS AND ACCRUING LOANS
                            PAST DUE 90 DAYS OR MORE
                                    TABLE 6

                                            1996   1995   1994   1993    1992
                                           ------  -----  -----  -----  ------
                                              (IN MILLIONS OF DOLLARS)
Non-Accrual Loans
Commercial and Industrial................. $ 20.9  $16.9  $20.3  $15.7  $ 47.2
Real Estate
Construction..............................    0.3    0.3    1.5   17.7     --
Commercial................................    4.1   14.9   14.1    7.8     8.2
Residential...............................   23.6   14.7   15.1   16.4    17.7
Installment...............................    1.3    0.8    0.5    0.5     --
 Foreign..................................   22.3    --     0.3    --      5.0
Leases....................................    --     --     0.8    0.3     --
                                           ------  -----  -----  -----  ------
Subtotal..................................   72.5   47.6   52.6   58.4    78.1
                                           ------  -----  -----  -----  ------
Restructured Loans
Commercial and Industrial.................    --     --     --     1.0     5.4
Real Estate
Commercial................................    --     --     --     5.3     3.2
Leases....................................    --     --     --     --      --
                                           ------  -----  -----  -----  ------
Subtotal..................................    --     --     --     6.3     8.6
                                           ------  -----  -----  -----  ------
Foreclosed Real Estate
Domestic..................................   10.7    9.3    0.6    4.1     6.3
Foreign...................................    --     --     --     --      --
                                           ------  -----  -----  -----  ------
Subtotal..................................   10.7    9.3    0.6    4.1     6.3
                                           ------  -----  -----  -----  ------
Total Non-Performing Assets............... $ 83.2  $56.9  $53.2  $68.8  $ 93.0
                                           ======  =====  =====  =====  ======
Loans Past Due 90 Days
Commercial and Industrial.................    2.0    1.8    1.1    0.4     0.5
Real Estate
Construction..............................    0.4    --     --     --      --
Commercial................................    6.8    2.4    0.7    1.9     5.8
Residential...............................    6.8    5.8    3.9    4.1    13.0
Installment...............................    9.0   10.5    5.9    3.5     4.6
Foreign...................................    9.5    --     --     --      0.3
Leases....................................    0.2    0.2    --     0.1     --
                                           ------  -----  -----  -----  ------
Subtotal..................................   34.7   20.7   11.6   10.0    24.2
                                           ------  -----  -----  -----  ------
Total..................................... $117.9  $77.6  $64.8  $78.8  $117.2
                                           ======  =====  =====  =====  ======
Ratio of Non-Performing Assets to Total
 Loans....................................   0.96%  0.70%  0.67%  0.95%   1.34%
Ratio of Non-Performing Assets and
 Accruing Loans Past Due 90 Days or More
 to Total Loans...........................   1.36%  0.95%  0.82%  1.09%   1.68%

 Summary of Loan Loss Experience

  At the end of 1996, the reserve for loan losses stood at $167.8 million, compared with $152.0 million at year-end 1995 and $148.5 million at year-end 1994. The ratio of reserves to outstanding loans at year-end 1996 was 1.97%, compared with the 1.90% reported at year-end 1995 and 1.92% at year-end 1994. Loan loss provisions for 1996 were $22.2 million, compared with $17.0 million and $21.9 million for 1995 and 1994, respectively. The level of the reserve for loan losses at year-end 1996 reflects the $30.8 million recoveries recognized during the year. Table 7 shows the activity through the reserve for the last five years.

  The levels of the loan loss reserve are primarily derived from an extensive review of the loan portfolio with a strong emphasis on the line driven loan grading system for the larger commercial loans in Bank of Hawaii and FNBA. This loan grading system is continuously monitored for accuracy by the Credit Review department. In addition, actual charge-offs, delinquency data, recoveries and historical trends are considered in the analysis. BDT and BNC also maintain a loan grading system to monitor credit quality.

  The ratio of reserves to loans outstanding is generally the main indicator of the adequacy of the reserve. However, the absolute dollar amount of the reserve and its relationship to non-performing loans and historical charge-offs also need to be considered. In the last ten years the reserve to charge-off ratio has never been less than 1.9 times in any year and has averaged 4.3 times over the same period. At the end of 1996, the reserve was 2.02 times non-performing loans and 3.8 times gross charge-offs.

  Gross charge-offs for 1996 totaled $44.1 million and presented 0.53% of average outstanding loans. Comparatively, the ratio was 0.36% and 0.34%, respectively at year-end 1995 and 1994. Gross charge-offs as a percentage of the reserve were 26.3%, 18.4% and 17.1% for 1996, 1995 and 1994, respectively. Average annual charge-offs for the five years ended in December 1996 were $41.4 million and $29.8 million for the last ten years.

  Recoveries of previously charged-off loans increased to $30.8 million. Recoveries were $14.4 million in 1995 and $25.3 million for 1994. Recoveries in 1996 reflect approximately $19.3 million recovered of the $45.7 million real estate loan charged-off in 1992 and 1993. Recoveries on this credit have accumulated to $34.3 million as of year-end 1996. Net charge-offs for 1996 were $13.3 million, compared with $13.5 million for 1995 and $0.1 million for 1994.

                        SUMMARY OF LOAN LOSS EXPERIENCE

                                    TABLE 7

                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  --------
                                         (MILLIONS OF DOLLARS)
Average Amount of Loans
 Outstanding................. $8,353.6  $7,654.9  $7,393.7  $6,991.0  $6,601.9
                              ========  ========  ========  ========  ========
Balance of Reserve for
 Possible Loan Losses at
 Beginning of Period......... $  152.0  $  148.5  $  125.3  $  128.6  $  115.6
Loans Charged--Off
  Commercial and Industrial..      8.7       7.8      11.3      43.9      29.5
  Real Estate--
    Construction.............      --        2.1       0.1       0.5       --
    Mortgage--Commercial.....      3.3       2.3       3.5       2.7       4.2
            --Residential....      1.9       1.1       0.7       0.4       0.5
  Installment................     28.9      13.3       8.7       8.6       8.7
  Foreign....................      0.9       0.9       0.7       7.5       1.0
  Leases.....................      0.4       0.4       0.4       2.1       0.1
                              --------  --------  --------  --------  --------
Total Charged-Off............     44.1      27.9      25.4      65.7      44.0
Recoveries on Loans
   Previously Charged-Off
   Commercial and Industrial.     21.8       6.1      19.5       3.9       3.0
  Real Estate--
    Construction.............      0.7       --        0.2       --        --
    Mortgage--Commercial.....      1.1       1.4       0.9       0.7       0.2
            --Residential....      0.4       0.1       0.2       0.3       0.3
  Installment................      4.7       3.3       3.2       3.2       3.0
  Foreign....................      1.5       2.5       0.5       --        0.4
  Leases.....................      0.6       1.0       0.8       0.1       0.1
                              --------  --------  --------  --------  --------
Total Recoveries.............     30.8      14.4      25.3       8.2       7.0
                              --------  --------  --------  --------  --------
Net Loans Charged-Off........    (13.3)    (13.5)     (0.1)    (57.5)    (37.0)
Provisions Charged to
 Operating Expenses..........     22.2      17.0      21.9      54.2      50.0
Reserves Acquired (Sold).....      6.9       --        1.4       --        --
                              --------  --------  --------  --------  --------
Balance at End of Period..... $  167.8  $  152.0  $  148.5  $  125.3  $  128.6
                              ========  ========  ========  ========  ========
Ratio of Net Charge-Offs to
 Average Loans Outstanding...     0.16%     0.18%      --       0.82%     0.56%
Ratio of Reserve to Loans
 Outstanding.................     1.97%     1.90%     1.92%     1.76%     1.89%

  The details of the Foreign Reserve for Loan Losses, which are included in the table above, are:

Beginning Balance............ $   15.1  $   12.9  $   10.5  $   14.2  $   14.0
  Charge-Offs................      0.9       0.9       0.7       7.5       1.0
  Recoveries.................      1.5       2.5       0.5       --        0.4
                              --------  --------  --------  --------  --------
  Net Charge-Offs............      0.6       1.6      (0.2)     (7.5)     (0.6)
  Provisions.................      5.8       0.6       1.2       3.8       0.8
  Reserves Acquired..........      6.9       --        1.4       --        --
                              --------  --------  --------  --------  --------
Ending Balance............... $   28.4  $   15.1  $   12.9  $   10.5  $   14.2
                              ========  ========  ========  ========  ========

                        ALLOCATION OF LOAN LOSS RESERVE

                                    TABLE 8

                           1996                1995                1994                1993                1992
                    ------------------- ------------------- ------------------- ------------------- -------------------
                            PERCENT OF          PERCENT OF          PERCENT OF          PERCENT OF          PERCENT OF
                    RESERVE OUTSTANDING RESERVE OUTSTANDING RESERVE OUTSTANDING RESERVE OUTSTANDING RESERVE OUTSTANDING
                    AMOUNT  LOAN AMOUNT AMOUNT  LOAN AMOUNT AMOUNT  LOAN AMOUNT AMOUNT  LOAN AMOUNT AMOUNT  LOAN AMOUNT
                    ------- ----------- ------- ----------- ------- ----------- ------- ----------- ------- -----------
                                                         (IN MILLIONS OF DOLLARS)
Commercial and
 Industrial........ $ 60.0     3.32%    $ 61.9     3.25%    $ 59.5     3.25%    $ 51.2     3.00%    $ 54.0     2.90%
Real Estate---
 Construction......    4.5     1.91        4.2     2.00        2.6     2.00        4.3     2.51        2.6     1.00
 Commercial........   18.5     1.51       19.6     1.50       18.6     1.50       15.4     1.25       19.8     2.00
 Residential.......   20.0     0.76       20.5     0.75       21.6     0.75       18.5     0.75       16.4     0.75
Installment........   26.0     3.06       20.4     2.50       18.5     2.50       13.5     2.00       10.0     1.55
Foreign............   28.4     1.89       15.1     1.90       12.9     1.85       10.5     1.77       14.2     2.33
Leases.............    2.0     0.46        2.0     0.50        1.9     0.50        2.0     0.50        3.9     1.00
Not allocated......    8.4      --         8.3      --        12.9      --         9.9      --         7.7      --
                    ------     ----     ------     ----     ------     ----     ------     ----     ------     ----
                    $167.8     1.97%    $152.0     1.90%    $148.5     1.92%    $125.3     1.76%    $128.6     1.89%
                    ======     ====     ======     ====     ======     ====     ======     ====     ======     ====

 International Operations

  Bancorp's international presence is extensive and provides opportunities to take part in lending, correspondent banking and deposit-taking activities mainly in the Pacific. These activities are facilitated through representative offices, branches and full service subsidiary banks. This network of locations has proven important in the strategy of bridging customers across the Pacific to the U.S. Mainland, Europe and within Asia itself.

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

  Bancorp controls its exposure to the risks of international lending by evaluating the political and economic factors that bear on a country's ability to meet its foreign debt obligations. Based on these analyses, maximum credit limits (both short and long term) are established for each country to ensure that the international portfolio is diversified and that exposure is limited in countries that may experience future problems. These credit limits are reviewed on a regular basis so that exposures are understood and properly assessed. Bancorp's strategy for foreign lending is to deal, on a direct basis, primarily with countries and companies that have a strong interest in Hawaii, the South and West Pacific, or the Asian Rim. Bancorp pursues its international strategy on three fronts: the International Group; the South Pacific Division; and the West Pacific Division.

  Through the International Group of Bank of Hawaii, Bancorp offers international banking services to its corporate, financial institution and individual customers in most of the major Asian financial centers and New York supported by its Honolulu operations. Bank of Hawaii's branches and offices offering these services are located in Hong Kong, the Philippines (Manila, Cebu, and Davao), Korea, Singapore, Japan, Taiwan, India and New York. The International Group of Bank of Hawaii continues to focus on trade-related financing activities and lending to customers with which it has a direct relationship.

  The South Pacific Region is made up of the investments in affiliated banks in the South Pacific and Bank of Hawaii branch operations in Fiji and American Samoa. In May 1996, Bancorp expanded its investments in this area of the world by acquiring majority interest in Banque de Tahiti and Banque de Nouvelle Caledonie from Credit Lyonnais. The acquisitions were accounted for as a purchase; goodwill of $12.2 million was recognized and is being amortized over 15 years. Other investments in banks in the South Pacific include majority owned banks in Vanuatu and Solomon Islands (see organization chart). The financial results of these banks are included in Bancorp's consolidated financial statements. Additionally, Bank of Hawaii has investments in affiliate banks located in Tonga and Western Samoa which are accounted for using the equity method.

  Bank of Hawaii operates branches in the South Pacific region in Fiji and American Samoa. Since Fiji uses its own currency, it is included with the other foreign operations and is considered international, even though its operations are reflective of retail and small business activities much like domestic branches. As of year-end 1996, three branches were operating in Suva, Nadi and Lautoka, Fiji. Total assets in Fiji were $73.4 million at year-end 1996. The operations in American Samoa are similar to domestic full service branches with two locations in operation, but since the U.S. dollar is used, it is not considered foreign for reporting purposes. Total assets in American Samoa were $42.8 million as of year-end 1996.

  The operations in the South Pacific are managed through a separate division of Bank of Hawaii. Bank of Hawaii has expatriate staff in locations like Vanuatu and the Solomon Islands. The Banks in the French territories are currently operating under a management contract with Credit Lyonnais. The countries in which the subsidiaries and affiliates are located are evaluated on a regular basis. Exposure, in terms of foreign currency fluctuations, is limited as each affiliate primarily deals in its own currency. For these consolidated subsidiaries, combined assets of $1.1 billion were included in Bancorp's consolidated statements as of year-end 1996 and $130.9 million at year-end 1995. The carrying value of the investments in affiliates, accounted for using the equity method, was $77.1 million at year-end 1996.

  Bank of Hawaii's West Pacific Division also operates branches and offices in several Pacific Island locations, offering traditional banking services. West Pacific Division provides customary commercial banking services through branches in Commonwealth of the Northern Mariana Islands (Saipan), Federated States of Micronesia (Pohnpei, Kosrae, and Yap), Guam, Republic of the Marshall Islands (Majuro), and the Republic of Palau (Koror). Since the U.S. dollar is used in these locations, they are not considered foreign for reporting purposes and are included in domestic operations.

  Table 9 summarizes key totals for International Operations of Bancorp for 1996. Net income for 1996 increased to $10.2 million, compared to the $4.8 million in 1995. This translates into a return on assets for these operations of 0.36%, up from the 0.28% for 1995. The impact in income for international operations was largely due to the BDT and BNC acquisitions which increased average international assets to $2.8 billion as of year-end 1996 compared to $1.7 billion at year-end 1995.

  Cross-border interbank placements accounted for $0.9 billion or 33.3% of total average international assets at year-end 1996. Table 10 presents individual countries for which Bancorp has cross-border exposures exceeding 0.75% of total assets for the last three years. As Table 10 indicates, $0.9 billion was with such countries as Japan, Taiwan, Thailand and Korea.

    SUMMARY OF INTERNATIONAL ASSETS, LIABILITIES, AND INCOME AND PERCENT OF
                              CONSOLIDATED TOTALS

                                    TABLE 9

                                    1996             1995             1994
                              ---------------- ---------------- ----------------
                               AMOUNT  PERCENT  AMOUNT  PERCENT  AMOUNT  PERCENT
                              -------- ------- -------- ------- -------- -------
                                           (IN MILLIONS OF DOLLARS)
Average Assets............... $2,795.5  20.8%  $1,724.3  13.9%  $1,699.2  13.5%
Average Liabilities..........  2,700.3  21.8    1,585.2  13.9    1,647.9  14.2
Operating Revenue............    194.3  16.8      107.9  10.3       97.1  10.1
Net Income...................     10.2   7.6        4.8   3.9        7.1   6.1

         GEOGRAPHIC DISTRIBUTION OF CROSS-BORDER INTERNATIONAL ASSETS

                                   TABLE 10

                           GOVERNMENT
                           AND OTHER      BANKS AND       COMMERCIAL
                            OFFICIAL   OTHER FINANCIAL  AND INDUSTRIAL
                          INSTITUTIONS INSTITUTIONS (1)   COMPANIES     TOTAL
                          ------------ ---------------  -------------- --------
                                        (IN MILLIONS OF DOLLARS)
at December 31, 1996
  Japan..................    $ --         $  196.0          $115.8     $  311.8
  Korea..................      --            253.0           122.4        375.4
  Taiwan.................      --            108.6            18.2        126.8
  Thailand...............      --             74.2            47.4        121.6
  All Others.............      1.0           300.0            69.8        370.8
                             -----        --------          ------     --------
                             $ 1.0        $  931.8          $373.6     $1,306.4
                             =====        ========          ======     ========
at December 31, 1995
  Japan..................    $ --         $  296.4          $198.1     $  494.5
  Korea..................      --            181.8           125.8        307.6
  Taiwan.................      --            260.0            11.0        271.0
  Thailand...............      --            169.7             --         169.7
  All Others.............      1.0           253.2            68.5        322.7
                             -----        --------          ------     --------
                             $ 1.0        $1,161.1          $403.4     $1,565.5
                             =====        ========          ======     ========
at December 31, 1994
  Japan..................    $ --         $  118.2          $185.1     $  303.3
  Taiwan.................      --            259.5             4.4        263.9
  Korea..................      --             98.3           104.5        202.8
  Thailand...............      --            113.4             --         113.4
  All Others.............      1.0           396.0            90.7        487.7
                             -----        --------          ------     --------
                             $ 1.0        $  985.4          $384.7     $1,371.1
                             =====        ========          ======     ========

--------
(1) Includes U.S. dollar advances to foreign branches and affiliate banks which were used to fund local currency transactions. Totals for 1996, 1995, and 1994 were $327.9 million, $293.2 million and $203.8 million, respectively.

 Potential Problem Assets

  Bancorp's management emphasizes the importance of early recognition and monitoring of loans as a means to control delinquency. Demonstrating this commitment, management continuously reviews loans to various borrowers and industry segments that may be experiencing financial difficulties even if these loans have been generally current as to their terms. As mentioned earlier, the loan grading system provides the process for this early warning system. Loans are graded by lending officers and validated by an independent Credit Review department to ensure reasonableness in the grades and timely re-grading. This process is also utilized to determine the adequacy of the reserve for loan losses.

ASSET AND LIABILITY MANAGEMENT

  Assets and liabilities are managed to maximize long term risk adjusted returns to our shareholders. The asset and liability management process is one of financial risk management. Risk in the form of capital adequacy, interest rate sensitivity, liquidity and operating efficiency is balanced with expected returns to maximize earnings performance and market value of equity, while limiting the volatility of each. This process is carried out through regular meetings of divisional management.

 Capital Adequacy

  At year-end 1996, Bancorp's equity grew to $1.07 billion, a modest increase from $1.05 billion at year-end 1995. Bancorp has managed the rate of increase of capital through its share repurchase program discussed later in this section. Bancorp's capital ratios at year-end 1996 were: Tier 1 Capital Ratio of 10.57%, Total Capital Ratio of 12.96%, and Leverage Ratio of 7.98%. All three exceeded the minimum threshold levels to qualify as well capitalized. Under those minimum threshold levels implemented in 1993 by bank regulators, capital must exceed the following standards--Tier 1 Capital 6%; Total Capital 10%; and the Leverage Ratio 5%. Table 11 presents a five year history of activity and balances in capital accounts as well as capital ratios for Bancorp. Bancorp's strategy is to maintain its capital at a level to qualify as "well capitalized." The financial and regulatory impact of maintaining this status is important to Bancorp. The financial impact is reflected in lower deposit insurance premiums, while the regulatory impact allows for fewer restrictions on activities.

  In December 1996, Bancorp issued $100 million in 8.25% Capital Securities through a newly organized grantor trust called Bancorp Hawaii Capital Trust I. The 8.25% Capital Securities will mature in 30 years and will bear cumulative dividends at 8.25% payable semi-annually. The proceeds of this issue will be used for general corporate purposes which includes advances to its subsidiaries and the repurchase of Bancorp shares. These 8.25% Capital Securities, while qualifying as Tier I Capital for regulatory accounting purposes, have been classified as long term debt on the Statement of Condition as of December 31, 1996.

  As mentioned earlier, Bancorp's strategy is to maintain its capital at a level to qualify as well capitalized for regulatory purposes. In 1996, lower loan demand and asset growth diminished the need for building capital levels. Rather than disrupting long established programs, including the dividend reinvestment plan, profit sharing plan, and stock option plan, which provide a consistent source of new capital, Bancorp embarked on a stock repurchase program several years ago. This program to repurchase stock has had the benefit of enhancing shareholder value while still maintaining capital ratios that exceed well capitalized guidelines. More than 1.8 million shares were repurchased in 1996, with another 2.7 million shares repurchased in 1994 and 1995. Prior share repurchase authorization completed, Bancorp's Board of Directors approved a new 2.0 million shares repurchase program in the fourth quarter of 1996. This new program will run concurrently with the existing authorization to repurchase Bancorp shares in the market to offset the needs of the plans previously mentioned.

                                EQUITY CAPITAL

                                   TABLE 11

                                    1996       1995      1994      1993      1992
                                  ---------  --------  --------  --------  --------
                                            (IN MILLIONS OF DOLLARS)
Source of Common Equity
Net Income......................  $   133.1  $  121.8  $  117.7  $  132.6  $  127.5
Dividends Paid..................      (47.4)    (45.2)    (44.0)    (38.4)    (35.4)
Dividend Reinvestment
 Program........................        6.8       7.1       7.4       7.7       8.1
Stock Repurchases...............      (70.4)    (40.0)    (44.3)     (2.0)     (0.6)
Other (1).......................      (10.4)     43.9      (8.1)      9.9       4.7
                                  ---------  --------  --------  --------  --------
Annual Increase in Equity.......  $    11.7  $   87.6  $   28.7  $  109.8  $  104.3
Year-End Common Equity..........  $ 1,066.1  $1,054.4  $  966.8  $  938.1  $  828.3
  Add: 8.25% Capital
   Securities of Bancorp
      Hawaii Capital Trust I....      100.0       --        --        --        --
     Minority Interest..........        9.3       --        --        --        --
  Less: Intangibles.............       68.9      60.2      64.6      72.0      18.8
     Unrealized Valuation
 Adjustments....................        2.2      11.3     (17.3)      3.9       --
                                  ---------  --------  --------  --------  --------
Tier I Capital..................    1,104.3     982.9     919.5     862.2     809.5
  Allowable Loan Loss
   Reserve......................      131.1     120.2     111.1     100.2      99.3
  Subordinated Debt.............      118.7     118.7     118.6     124.6       --
                                  ---------  --------  --------  --------  --------
     Total Capital..............  $ 1,354.1  $1,221.8  $1,149.2  $1,087.0  $  908.8
                                  =========  ========  ========  ========  ========
Risk Weighted Assets............  $10,452.1  $9,587.0  $8,848.6  $7,990.4  $7,911.8
                                  =========  ========  ========  ========  ========
Key Ratios
Growth in Common Equity.........        1.1%      9.1%      3.1%     13.3%     14.4%
Average Equity/Average
 Assets Ratio...................       7.95%     8.27%     7.71%     7.09%     6.74%
Tier I Capital Ratio............      10.57%    10.25%    10.39%    10.79%    10.23%
Total Capital Ratio.............      12.96%    12.74%    12.99%    13.60%    11.49%
Leverage Ratio..................       7.98%     7.82%     7.28%     6.89%     6.37%

--------
(1) Includes profit-sharing; stock options; directors restricted shares and deferred compensation plan; and valuation adjustments for investment securities and foreign exchange translation.

INTEREST RATE RISK AND DERIVATIVES

  For financial institutions, interest rate movements can have an impact on earnings depending on the structure of the balance sheet. At Bancorp, interest sensitivity analysis is coupled with computer simulation techniques to measure the exposure of our earnings to interest rate movements. The objective of this process is to position the balance sheet to optimize earnings without unduly increasing risk.

  Table 12 presents the possible exposure to interest rate movements for various time frames at year-end 1996. The distribution in the interest rate sensitivity table consists of a combination of maturities, call provisions, re-pricing frequency and prepayment patterns. Bancorp constantly analyzes and estimates, based on historic data, the interest rate sensitivity characteristics of all balance sheet items. For example, a portion of Bancorp's interest bearing demand and savings balances are relatively insensitive to changes in interest rates. Consequently, Bancorp has allocated portions of those balances to longer term interest rate sensitivity periods.

  At December 31, 1996, Bancorp's one year cumulative asset sensitive gap totaled $0.4 billion representing 2.6% of total assets. This position gradually changed from year-end 1995, when Bancorp's gap position was liability sensitive by $0.1 billion or 1.0% of total assets. The one year gap is a commonly used benchmark of interest rate risk. In addition, Bancorp uses computer simulations to estimate the potential effects of changing interest rates. These measurements display a balance sheet profile which shows that rising rates would cause a small compression on margins. Taken together, all these measures of interest rate sensitivity for Bancorp would indicate a nearly balanced position.

  Bancorp's net interest margin during 1996 remained relatively stable throughout the year averaging 3.84%. This was an improvement over the net interest margin for 1995 that averaged 3.72%.

  Bancorp has used interest rate swaps as a cost effective risk management tool for dealing with movements in interest rates. However, no new swaps were entered into in 1996. Notional amounts of interest rate swaps at year-end 1996 totaled $.7 billion compared with $1.1 billion at year-end 1995 and $1.6 billion at year-end 1994. Credit exposure on interest rate swaps is determined and monitored according to the same strict standards and policies applied to Bancorp's commercial lending activity.

  Bancorp's policy is to utilize interest rate swaps for purposes other than trading. Bancorp utilizes interest rate swaps to alter the interest rate characteristics of identified groups of assets or liabilities. Limits on the total notional amounts of contracts outstanding at any time have been established. Limits have also been established for each counter party. Activity is monitored on a monthly basis in conjunction with normal asset/liability management committee meetings. Further disclosure of Bancorp's interest rate swap activity is included in the footnotes to its financial statements.

                           INTEREST RATE SENSITIVITY

                                   TABLE 12

                               0-90     91-365     1-5      OVER 5   NON-INT.
DECEMBER 31, 1996              DAYS      DAYS     YEARS     YEARS     BEARING
-----------------            --------  --------  --------  --------  ---------
                                       (IN MILLIONS OF DOLLARS)
Assets(1)
  Investment Securities..... $1,387.4  $  939.4  $  815.1  $  489.8  $     --
  Short-Term Investments....    140.9       1.0       --        --         --
  International Assets......  1,248.0     370.0     229.4     102.5       24.3
  Domestic Loans(2).........  2,694.4   1,913.1   1,744.1     793.0       48.2
  Trading Assets............      --        --        1.7       --         --
  Other Assets..............     93.0      46.5     325.5     601.9        --
                             --------  --------  --------  --------  ---------
    Total Assets............ $5,563.7  $3,270.0  $3,115.8  $1,987.2  $    72.5
                             ========  ========  ========  ========  =========
Liabilities and Capital(1)
  Non-Interest Bearing
   Demand(3)................ $  298.6  $  177.9  $  723.2  $  235.4  $     --
  Interest-Bearing
   Demand(3)................    329.2     258.6     799.3     337.0        --
  Savings(3)................    104.0     104.0     485.2     173.3        --
  Time Deposits.............    756.7   1,142.9     627.6      44.3        --
  Foreign Deposits..........  1,322.8     301.4      65.8      49.7      347.2
  Short-Term Borrowings.....  1,883.6     987.1      98.1       --         --
  Long-Term Debt............    210.1     188.9     313.8     219.4        --
  Other Liabilities.........      --        --        --        --       358.0
  Capital...................      --        --        --        --     1,066.1
                             --------  --------  --------  --------  ---------
    Total Liabilities and
     Capital................ $4,905.0  $3,160.8  $3,113.0  $1,059.1  $ 1,771.3
                             ========  ========  ========  ========  =========
Interest Rate Swaps......... $ (499.0) $   99.4  $  399.6  $    --   $     --
                             --------  --------  --------  --------  ---------
  Interest Sensitivity Gap.. $  159.7  $  208.7  $  402.4  $  928.1  $(1,698.8)
  Cumulative Gap............ $  159.7  $  368.3  $  770.7  $1,698.8  $     --
  Percentage of Total
   Assets...................     1.14%     2.63%     5.50%    12.13%       --

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

               CONSOLIDATED AVERAGE BALANCES, INCOME AND EXPENSE
                         SUMMARY, AND YIELDS AND RATES
                              (TAXABLE EQUIVALENT)

                                    TABLE 13

                                    1996                      1995                      1994
                          ------------------------- ------------------------- -------------------------
                           AVERAGE  INCOME/ YIELDS/  AVERAGE  INCOME/ YIELDS/  AVERAGE  INCOME/ YIELDS/
                          BALANCES  EXPENSE  RATES  BALANCES  EXPENSE  RATES  BALANCES  EXPENSE  RATES
                          --------- ------- ------- --------- ------- ------- --------- ------- -------
                                                    (IN MILLIONS OF DOLLARS)
Earning Assets
 Interest-Bearing
  Deposits..............  $   752.6 $ 38.0    5.06% $   661.4 $ 39.4    5.97% $   812.6 $ 36.4    4.48%
 Investment
  Securities--Held to
  Maturity
   --Taxable............    1,078.1   70.4    6.53    1,516.5   92.3    6.09    2,463.3  135.0    5.48
   --Tax-Exempt.........       13.0    1.8   14.08       15.9    2.1   13.25       18.7    2.6   14.03
 Investment
  Securities--Available
  for Sale..............    2,288.7  146.4    6.40    1,639.0  107.9    6.58    1,064.0   54.0    5.07
 Funds Sold.............       92.1    4.0    4.39       68.5    3.8    5.57       52.5    2.3    4.33
 Loans (1)--Domestic....    7,099.9  584.2    8.23    6,908.9  572.8    8.29    6,725.9  517.6    7.70
          --Foreign.....    1,253.7  107.6    8.58      746.0   51.5    6.90      667.8   35.2    5.27
 Loan Fees..............              29.7                      28.5                      31.7
                          --------- ------   -----  --------- ------   -----  --------- ------   -----
     Total Earning
      Assets............   12,578.1  982.1    7.81   11,556.2  898.3    7.77   11,804.8  814.8    6.90
Cash and Due From Banks.      462.8                     460.6                     449.1
Other Assets............      427.1                     389.1                     342.7
                          ---------                 ---------                 ---------
     Total Assets.......  $13,468.0                 $12,405.9                 $12,596.6
                          =========                 =========                 =========
Interest-Bearing
 liabilities
 Domestic Deposits
   --Demand.............  $ 1,726.6   47.2    2.73  $ 1,752.4   50.9    2.91  $ 1,895.4   41.1    2.17
   --Savings............      937.0   23.7    2.53    1,058.5   30.6    2.89    1,232.3   29.1    2.36
   --Time...............    2,465.1  133.5    5.42    1,839.9   98.5    5.36    1,544.8   65.9    4.27
                          --------- ------   -----  --------- ------   -----  --------- ------   -----
     Total Domestic.....    5,128.7  204.4    3.98    4,650.8  180.0    3.87    4,672.5  136.1    2.91
 Foreign Deposits
   --Time Due to Banks..      692.2   38.1    5.50      652.7   37.8    5.79      896.5   37.8    4.22
   --Other Time and
    Savings.............      795.8   46.2    5.81      329.6   21.7    6.59      340.2   15.6    4.59
                          --------- ------   -----  --------- ------   -----  --------- ------   -----
     Total Foreign......    1,488.0   84.3    5.67      982.3   59.5    6.06    1,236.7   53.4    4.32
                          --------- ------   -----  --------- ------   -----  --------- ------   -----
     Total Deposits.....    6,616.7  288.7    4.36    5,633.1  239.5    4.25    5,909.2  189.5    3.21
Short-Term Borrowings...    2,809.6  150.2    5.35    3,155.1  174.0    5.52    3,600.6  143.9    4.00
Long-Term Debt..........    1,146.2   60.9    5.31      983.8   54.6    5.55      526.8   30.3    5.76
                          --------- ------   -----  --------- ------   -----  --------- ------   -----
     Total Interest-
      Bearing
      Liabilities.......   10,572.5  499.8    4.73    9,772.0  468.1    4.79   10,036.6  363.7    3.62
                          --------- ------   -----  --------- ------   -----  --------- ------   -----
Net Interest Income.....             482.3    3.08             430.2    2.98             451.1    3.28
                                    ------   -----            ------   -----            ------   -----
Spread on Earning
 Assets.................                      3.84%                     3.72%                     3.82%
                                             -----                     -----                     -----
Demand Deposits
   --Domestic...........    1,371.5                   1,391.6                   1,373.2
   --Foreign............      194.2                      11.8                      12.8
                          ---------                 ---------                 ---------
     Total Demand
      Deposits..........    1,565.7                   1,403.4                   1,386.0
Other Liabilities.......      258.9                     204.5                     203.1
Shareholders' Equity....    1,070.9                   1,026.0                     970.9
                          ---------                 ---------                 ---------
     Total Liabilities &
      Equity............  $13,468.0                 $12,405.9                 $12,596.6
                          =========                 =========                 =========
Provision for Loan
 Losses.................              22.2                      17.0                      21.9
Net Overhead............             249.2                     217.7                     232.0
                                    ------                    ------                    ------
Income Before Income
 Taxes..................             210.9                     195.5                     197.2
Provision for Income
 Taxes..................              76.7                      72.0                      77.7
Tax Equivalency
 Adjustment (2).........               1.1                       1.7                       1.8
                                    ------                    ------                    ------
Net Income..............            $133.1                    $121.8                    $117.7
                                    ======                    ======                    ======

--------
(1) Includes non-accrual loans.

(2) Based upon a statutory tax rate of 35%.

 Liquidity Management

  Liquidity is managed to ensure that Bancorp has continuous access to sufficient, reasonably priced funding to conduct its normal course of business.

  At year-end 1996, deposits increased to $8.7 billion from $7.6 billion at the end of 1995. Average deposits for 1996 were also higher than the average for 1995. Table 21 presents the average deposits by category. The year-to-year increase reflected the positive impact of the South Pacific acquisitions in the second quarter. The strategy to grow through acquisitions has helped to counteract the continuous competitive pressure in the Hawaii market as customers continue to seek alternative investment products such as mutual funds from both banks and others.

  Bancorp's balance sheet is unique given the high level of state and local government funds. Historically, these governmental customers have been a stable source of funds. Over the years, much of these deposits were converted to Securities Sold Under Agreements to Repurchase (Repos). Repos are supported by the same type of collateral that supports governmental deposits, but are not insured by the FDIC. At year-end 1996 repos totaled $2.1 billion compared to $1.9 billion at year-end 1995 and $2.1 billion at year-end 1994.

  In 1996 Bancorp issued commercial paper only in the Hawaii marketplace. As an alternative, Bancorp maintains access to the mainland market through its pre-selected agent for issuing commercial paper. At year-end 1996 commercial paper outstanding totaled $69.7 million compared to $73.5 million at year-end 1995. The short term notes are rated "P-1" by Moody's and "A-2" by Standard & Poor's.

  Bancorp also maintains a line of credit for working capital purposes. The line is for $50 million and is subject to annual renewals. Fees are paid on the unused balance of the line. During the year, the line was not drawn upon. In January 1997, the line amount was reduced to $35 million.

  Bank of Hawaii, First Federal and First Savings are all members of the Federal Home Loan Bank (FHLB), providing these entities with an additional source of short to intermediate term funding. At year-end 1996, Bank of Hawaii had outstanding debt to the FHLB of $125 million, as compared to $60 million at year-end 1995. Bancorp Pacific also increased its borrowings from the FHLB, which at year-end 1996 totaled $273.0 million, compared to $271.5 million at year-end 1995. Borrowings from the FHLB are collateralized by mortgage loans and FHLB stock.

  Long term debt on December 31, 1996, was $0.9 billion, compared to $1.1 billion at year-end 1995, and $0.9 billion at year-end 1994. Certain amounts of the long term debt were private placements, which totaled $110 million, $60 million, and $90 million at year-end 1996, 1995 and 1994, respectively. Bancorp's access to such private placement counterparties enhances its balance sheet liquidity. In 1996, Bancorp negotiated a private placement denominated in French Francs to finance the South Pacific acquisitions. The borrowing being denominated in French Francs will effectively protect Bancorp against changes in currency exchange rates.

  Additionally, Bank of Hawaii continued its $1.0 billion revolving medium term note program established in 1995. Notes outstanding under this facility, represented in both long term and short term debt, decreased to $350.0 million at year-end 1996 from $849.7 million in 1995. The bank notes have been rated "Aa-3" by Moody's and "A" by Standard and Poor's.

  On December 30, 1996, Bancorp completed the issuance of $100 million Bancorp Hawaii Capital Trust I, 8.25% Capital Securities. These securities, which are classified as long term debt, are junior to subordinated notes. The Federal Reserve Bank has recognized these securities as eligible for Tier I capital treatment. These securities have a term of 30 years and are assigned a rating of "a2" by Moodys and "BBB" by Standard & Poor's.

 Control of Net Overhead

  Bancorp's emphasis on control of net overhead has two measurement indicators. These indicators are its net overhead ratio and its efficiency ratio which are discussed in the following paragraphs.

  Bancorp defines its net overhead ratio as the ratio of non-interest expense to non-interest income (without securities transactions). Bancorp's long term goal is to have a ratio of 2 to 1, where fee income offsets at least half of the cost of operations. For 1996, Bancorp's net overhead ratio was 2.47, compared with 2.53 and 2.47 in 1995 and 1994, respectively. The BDT/BNC acquisition helped improve this ratio as the net overhead ratio for these banks was 2.43 times for 1996.

  Trust operations, electronic financial services, insurance and annuity sales, and brokerage sales continue to grow, although at varying rates. These areas are discussed in more detail in the non-interest income section of this report.

  In 1995, Bancorp announced the restructuring of its defined benefit plan and coincident early retirement program. The early retirement option reduced salary expense while the restructuring of the benefit plans was intended to be expense neutral or to modestly reduce expenses. For 1996, after considering the effect of changes, these results have been attained. A further discussion follows in the non-interest expense section of this report.

  Other initiatives have been announced to demonstrate Bancorp's effort to control net overhead. In December 1996, HTCo announced the planned outsourcing of trust accounting activity. This change, which would replace staffing costs with service costs, provides HTCo with more flexibility in meeting the constantly changing needs of the customers we serve. The transition is expected to be completed by the third quarter of 1997.

  Other activities have been outsourced, such as servicing of our student loan portfolio, certain charge card processes and merchant servicing activities.

  In addition to these outsourcing activities, Bancorp continues to progress toward streamlining its data processing operations. Consolidating deposit accounting systems from several software vendors continued in 1996. Further conversions are planned in 1997 with the migration to be completed by mid-1998.

  A discussion of the two components of the net overhead ratio, non-interest income and non-interest expense follows.

 Non-Interest Income

  For 1996, total non-interest income was $172.0 million, compared with $146.4 million in 1995 and $128.4 million in 1994. Excluding securities transactions, non-interest income for 1996 increased 18.6% from 1995. The level of non-interest income for 1996 was affected by the acquisition of BDT and BNC mentioned earlier. For 1996, BDT and BNC contributed $12.8 million in non-interest income. Without the increase due to the BDT/BNC acquisitions, non-interest income would have increased 8.8% from 1995. Table 14 presents the details of non-interest income for the last five years.

  Trust income for 1996 totaled $49.8 million, up from $49.5 million in 1995 and $48.6 million in 1994. For the last two years, the growth rate has been disappointing. Aggressive competition from non-Hawaii based trust service vendors has hampered the growth in market share and fees. Converting to the new outsourced accounting system should help in providing a better reporting product. While fee income showed modest increases, total assets being administered by Hawaiian Trust Company, Limited again increased to $12.2 billion at year-end 1996 from $12.0 billion at year-end 1995 and $11.9 billion at year-end 1994.

  Service charges on deposit accounts rebounded to $28.9 million, compared with $25.9 million in 1995 and $28.3 million in 1994. Approximately $1.8 million of the total reported by BDT and BNC accounted for much of the increase. To a certain extent, the packaging of services like "Bankohana Accounts," had an impact on these fees as the multiple accounts are aggregated and provided with more free services. Bancorp regularly reviews its fee schedules (including exchange and service charges on deposit accounts) to assure competitive pricing and acceptable levels of profitability.

  Fees, exchange and other service charges increased to $56.7 million in 1996, from $47.3 million in 1995 and $42.5 million in 1994. Approximately $5.1 million of the increase was due to the BDT/BNC acquisition. Bancorp's involvement in trade finance in the Asian Rim countries has steadily increased fees over the years as its network of offices and branches in the area has grown. Reflecting the continuing increase in international activity, fees for letters of credit, export bill collection, and acceptances have increased to $10.1 million in 1996, compared with $8.8 million and $7.8 million in 1995 and 1994, respectively. Also, related to international activity, profits on foreign currency increased to $8.9 million in 1996 compared to $6.5 million in 1995 and $4.3 million in 1994.

  Mortgage servicing fees increased to $6.6 million in 1996 from $4.3 million in 1995 and $2.9 million in 1994. The increase in this category was positively impacted by the securitization of $350 million in mortgage loans in 1996 which are serviced by Bancorp. Fees earned for servicing these loans were about $0.7 million in 1996. By year-end 1996, Bancorp's mortgage servicing portfolio grew to $1.5 billion. Historically, Bancorp's servicing portfolio has grown mainly as a result of loan originations by Bank of Hawaii and Bancorp Pacific, Inc., although, occasionally, relatively small servicing portfolios have been purchased.

  Also included in fees, exchange and other service charges are fees earned through Bancorp's ATM network. During 1996, Bancorp's ATM network increased ending the year with 401 machines, an increase from 344 at year-end 1995. The fees generated by this network totaled $8.6 million in 1996, $7.7 million in 1995, and $6.6 million in 1994. The majority of Bancorp's ATMs are located in Hawaii (356) with 24 in the Western Pacific, 19 in the South Pacific and two in Arizona. The ATMs have high usage by tourists visiting Hawaii using many ATM networks. The volumes of transactions handled by these ATMs have increased steadily over the years. For 1996, on average more than 1.7 million transactions were processed per month compared with more than 1.5 million transactions per month in 1995.

  Bancorp has been actively providing new products to migrate our customer base toward electronic transactions. In this effort, Bancorp introduced a "Mileage Access Card." The Mileage Access Card allows customers to access their checking accounts at all VISA merchant locations instead of writing checks. The use of the Mileage Access Card is rewarded with mileage points that can be redeemed at designated travel agencies in Hawaii. Bancorp has two other specific products currently in use. Access Card and Isle Pay cards are point of sale cards which continue to report increased acceptance. At year-end 1996, the base of cards in these programs has increased to more than 240,000. The volume of transactions has also continued to increase. The combined cards have averaged more than 340,000 transactions per month in 1996, compared with 275,000 in 1995 and about 225,000 in 1994. This card base has generated fees in 1996 of $773,000, compared with $620,000 in 1995 and $516,000 in 1994.

  Cash management products are also provided through electronic means. Products like lock box services, payroll processing services and touch tone phone transfers are among the cash management products. In 1996, Bank of Hawaii also launched several direct banking products. "Marketplace Hawaii," a "cybermall" on the internet, is envisioned as the major shopping, business, entertainment, tourist and cultural center for Hawaii on the internet. Bank of Hawaii is a partner in this venture and will handle all credit card transactions. A PC product, announced in 1996, called PC Home Banking, utilizes the VISA interactive service. Bank of Hawaii also launched Bankoh Bill Pay, an electronic bill payment service. Limited to electronic bill payment in 1996, Bankoh Bill Pay will be expanding to add more features in 1997.

  Other operating income ended 1996 at $35.2 million, a strong increase from the $21.2 million in 1995 and $26.8 million in 1994. In 1996, BDT and BNC contributed $5.9 million of the increase. With the level of recoveries recorded in 1996, cash basis interest rebounded to $2.6 million in 1996, up from $1.3 million in 1995, but still below the $3.4 million reported in 1994. The income recorded as cash basis generally includes interest collected on loans written off or interest collected on non-accrual loans that relate to prior years.

  Investment securities activity for 1996 resulted in a net (pre-tax) securities gain of $1.4 million for the year, compared to a $2.5 million gain in 1995 and a $17.8 million loss in 1994. The loss recorded in 1994 reflected the restructuring of the available for sale portfolio to reduce the liability sensitivity of Bancorp.

                              NON-INTEREST INCOME

                                   TABLE 14

                                          YEARS ENDED DECEMBER 31
                             -----------------------------------------------------
                                  1996            1995        1994    1993   1992
                             --------------  --------------  ------  ------ ------
                                    PERCENT         PERCENT
                             AMOUNT CHANGE   AMOUNT CHANGE   AMOUNT  AMOUNT AMOUNT
                             ------ -------  ------ -------  ------  ------ ------
                                          (IN MILLIONS OF DOLLARS)
Trust Income...............  $ 49.8 +  0.6%  $ 49.5 +  1.8%  $ 48.6  $ 40.9 $ 30.5
Service Charges on Deposit
 Accounts..................    28.9 + 11.6     25.9 -  8.5     28.3    26.5   24.9
Fees, Exchange and Other
 Service Charges
  Card Fees................    10.7 + 46.6      7.3 - 12.0      8.3     7.4    6.1
  Letters of Credit and
   Acceptance Fees.........    10.1 + 14.8      8.8 + 12.8      7.8     7.3    7.1
  Profit on Foreign
   Currency................     8.9 + 36.9      6.5 + 51.2      4.3     4.6    5.9
  ATM......................     8.6 + 11.7      7.7 + 16.7      6.6     5.3    3.9
  Mortgage Servicing Fees..     6.6 + 53.5      4.3 + 48.3      2.9     2.4    2.3
  Exchange Fees............     3.4 - 12.8      3.9 -  2.5      4.0     2.9    2.9
  Payroll Services.........     2.4 + 14.3      2.1    --       2.1     1.8    1.7
  Cash Management..........     0.8 - 20.0      1.0 -  9.1      1.1     1.1    0.8
  Other Fees...............     8.2 + 43.9      5.7 +  5.6      5.4     4.9    5.2
Other Operating Income.....    29.6 + 48.7     19.9 - 15.0     23.4    17.9   19.8
Cash Basis Interest........     2.6 +100.0      1.3 - 61.8      3.4     2.4    2.9
Investment Securities Gains
 (Losses)..................     1.4 - 44.0      2.5 +114.0    (17.8)   10.0    3.4
                             ------ ------   ------ ------   ------  ------ ------
    Total..................  $172.0 + 17.5%  $146.4 + 14.0%  $128.4  $135.4 $117.4
                             ====== ======   ====== ======   ======  ====== ======

 Non-Interest Expense

  The control of expense is a key part of Bancorp's financial strategy. A lower percentage of non-interest expense to net operating revenue (net interest income plus non-interest income before securities transactions) is a productivity indicator, commonly called an efficiency ratio. For 1996, Bancorp's percentage was 64.6% compared to 63.6% and 60.5% for 1995 and 1994, respectively. The Salomon Brothers Inc 1996 50-bank composite percentage was 58.8%.

  Total non-interest expense for 1996, 1995 and 1994 was $421.3 million, $364.1 million and $360.4 million, respectively. The largest component of non-interest expense is salary expense, which was $159.2 million, $142.1 million and $138.0 million in 1996, 1995 and 1994, respectively. The acquisition of BDT and BNC affects the comparability of salary expense as $10.1 million of salary expense was reported for BDT and BNC in 1996. Excluding BDT and BNC, total salary expense would have increased 4.9% over 1995. Bancorp's average annual salary per full time equivalent staff was $33,500 in 1996. For 1995 and 1994, the average was $33,300 and $31,900, respectively.

  Pension and other employee benefits expense for 1996 totaled $48.8 million, an increase of 12.1% over 1995 expense of $43.6 million. Part of the increase in 1996 expense was due to the BDT and BNC acquisition which reported $2.6 million in pension and benefit expense for the year. Excluding the BDT and BNC expense for 1996, the increase would have been $2.6 million or 6.1% over 1995. The restructuring of the retirement plan was effective January 1, 1996. Retirement Plan (both qualified and excess) expense decreased from $8.9 million in 1995 to $0.3 million in 1996. The decrease was largely offset by the cost of the new defined contribution

Money Purchase Plan ($4.8 million) and the company match of 401(k) contribution ($2.7 million). Both were initiated on January 1, 1996.

  Occupancy expense for 1996 decreased to $39.4 million from $41.1 million in 1995 and $37.4 million in 1994. The change between 1996 and 1995 reflects the occupancy cost savings as the new Bancorp Hale O Kapolei facility was placed in service in late 1995. Hale O Kapolei is a 248,000 square foot facility that houses many back office operational functions. Departments located in downtown Honolulu began to move to Kapolei in late 1995 and the moves continued into 1996.

  Net equipment expense increased 7.2% over 1995. Net equipment expense was $34.0 million, $31.7 million and $30.5 million in 1996, 1995 and 1994, respectively. The increase reflects Bancorp's continuing investment in technological enhancements to maintain the appropriate level of efficiency. Bancorp's ongoing commitment to upgrade its information systems continued in 1996. Providing staff members with access to much more information to service customers more accurately and efficiently remains Bancorp's focus. The costs of software and hardware maintenance costs were again aggressively challenged in 1996. Overall costs were controlled through prudent cancellation of certain equipment maintenance contracts and aggressive renegotiation with vendors upon service contract renewals.

  The BDT and BNC acquisition did not increase this expense significantly, but current systems are being reviewed for upgrading in the future.

  The other expense category increased to $138.4 million in 1996 from $104.4 million in 1995 and $111.6 million in 1994. About $17.5 million of the 1996 increase in this expense was due to the BDT and BNC acquisition. Bancorp Pacific, Inc., Bancorp's thrift holding company also incurred the one time FDIC assessment of $5.0 million during the third quarter. FDIC insurance expense for Bancorp was $6.8 million in 1996, $7.6 million in 1995 and $13.6 million in 1994. Early in the year, one of Bancorp's leverage leases was terminated by the lessee prior to maturity resulting in the recognition (for book purposes) of a loss of $2.8 million which is included in this category of expenses. These early terminations occur occasionally. In this transaction, the loss was almost entirely matched with a tax benefit recorded simultaneously.

  Legal and professional fees increased to $17.7 million in 1996 from $15.6 million in 1995 and $18.2 million in 1994. The increase was due to professional fees incurred to assist with various computer system conversion projects. Reflecting acquisitions made in 1996, the amortization of intangibles increased to $9.3 million for 1996, $8.4 million for 1995 and $9.3 million for 1994.

                             NON-INTEREST EXPENSE

                                   TABLE 15

                                          YEARS ENDED DECEMBER 31,
                             ---------------------------------------------------
                                  1996           1995        1994   1993   1992
                             -------------- --------------  ------ ------ ------
                                    PERCENT        PERCENT
                             AMOUNT CHANGE  AMOUNT CHANGE   AMOUNT AMOUNT AMOUNT
                             ------ ------- ------ -------  ------ ------ ------
                                          (IN MILLIONS OF DOLLARS)
Salaries.................... $159.2  +12.0% $142.1 +  3.0%  $138.0 $134.6 $126.0
Pension and Other Employee
 Benefits...................   48.8  +11.9    43.6 +  2.8     42.4   42.4   39.2
Net Occupancy Expense.......   39.4  - 4.1    41.1 +  9.9     37.4   37.0   33.7
Net Equipment Expense.......   34.0  + 7.3    31.7 +  3.9     30.5   27.3   24.8
Other Operating Expense
  Legal and Professional....   17.7  +13.5    15.6 - 14.3     18.2   11.9   11.8
  Advertising...............   11.4  + 1.8    11.2 +  8.7     10.3    9.7    8.4
  Stationery and Supplies...   10.7  +15.1     9.3 +  5.7      8.8    7.5    7.2
  FDIC Insurance............    6.8  -10.5     7.6 - 44.1     13.6   15.1   17.2
  Other.....................   91.9  +51.2    60.8 -  0.2     60.7   50.6   46.3
  Minority Interest.........    1.4  +27.3     1.1 +120.0      0.5    --     --
                             ------  -----  ------ ------   ------ ------ ------
    Total................... $421.3  +15.7% $364.1 +  1.0%  $360.4 $336.1 $314.6
                             ======  =====  ====== ======   ====== ====== ======

INCOME TAXES

  The 1996 tax provision reflects a decrease in the effective tax rate to 36.6% from 37.2% and 39.7% in 1994 and 1993, respectively. The change in the effective tax rate is partly due to the early termination of the leveraged lease mentioned earlier, the acquisition of BDT and BNC which creates more foreign tax credits and the change in Hawaii tax laws reported last year.

  The tax-exempt securities portfolio continues to decline as minimal additions are being made. For 1996, average tax exempt securities totaled $13.0 million, minimally impacting Bancorp's effective tax rate. Low income housing credits remain the one avenue for reducing the effective tax rate. In 1996, Bancorp's low income housing credit investments increased by $43.7 million to $66.3 million at year-end 1996 compared to $22.6 million at year-end 1995. Bancorp predominantly considers low income housing investments in Hawaii but has transactions outside of Hawaii to manage its tax liability.

  Bancorp also continues to pursue lease financing as a method by which to defer taxes. During 1996, the leasing portfolio increased to $437.8 million at year-end 1996. While much of this activity is smaller traditional leasing transactions, in 1996 several large single investor lease transactions were recorded. There were no leveraged leases recorded in 1996. Bancorp's tax planning also tries to avoid the impact of the alternative minimum tax (AMT). At the end of 1996, Bancorp was not subject to the AMT.

FOURTH QUARTER RESULTS

  Earnings for the fourth quarter of 1996 totaled $34.5 million, an increase of 7.4% from the $32.1 million reported in the same quarter of 1995. Earnings per share were $0.84 and $0.77 for the fourth quarter of 1996 and 1995, respectively.

  Spread for the fourth quarter of 1996 was 3.84%, compared to 3.72% for the fourth quarter of 1995. The improvement in spread was partly due to the BDT and BNC acquisition as the yield recognized by the subsidiaries are marginally higher. The earning asset yield decreased to 7.83% from 7.87% comparing the fourth quarters of 1996 and 1995. The cost of funds rate also decreased to 4.81% from 4.87% between the same periods.

  The provision for loan losses totaled $9.9 million for the quarter, higher than the $4.0 million in the fourth quarter of 1995. The fourth quarter 1996 provision reflected the higher net charge-offs recognized in the quarter.

                 CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS

                                   TABLE 16

                                           THREE MONTHS ENDED
                         --------------------------------------------------------
                                    1996                         1995
                         ---------------------------- ---------------------------
                          MAR.    JUN.  SEPT.   DEC.   MAR.   JUN.  SEPT.   DEC.
                         ------  ------ ------ ------ ------ ------ ------ ------
                            (IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
Total Interest Income... $231.1  $244.0 $250.3 $255.7 $214.6 $221.8 $226.3 $234.0
Total Interest Expense..  118.3   123.2  127.9  130.4  112.3  114.7  117.8  123.4
Net Interest Income.....  112.8   120.8  122.4  125.3  102.3  107.1  108.5  110.6
Provision for Possible
 Loan Losses............    4.4     4.2    3.7    9.9    4.5    4.1    4.4    4.0
Investment Securities
 Gains (Losses).........   (0.1)    0.1    0.2    1.1    1.8    0.3    0.2    0.2
Other Non-Interest
 Income.................   37.7    42.6   43.2   47.1   38.0   35.7   35.7   34.5
Total Non-Interest
 Expense................   97.5   103.8  112.6  107.3   91.0   93.7   87.9   91.5
                         ------  ------ ------ ------ ------ ------ ------ ------
Income Before Income
 Taxes..................   48.5    55.5   49.5   56.3   46.6   45.3   52.1   49.8
Provision for Income
 Taxes..................   15.8    20.9   18.2   21.8   18.3   16.8   19.2   17.7
                         ------  ------ ------ ------ ------ ------ ------ ------
Net Income.............. $ 32.7  $ 34.6 $ 31.3 $ 34.5 $ 28.3 $ 28.5 $ 32.9 $ 32.1
                         ======  ====== ====== ====== ====== ====== ====== ======
Earnings Per Common
 Share.................. $ 0.79  $ 0.84 $ 0.76 $ 0.84 $ 0.67 $ 0.68 $ 0.78 $ 0.77

                               SUPPLEMENTARY DATA

 MATURITY DISTRIBUTION, MARKET VALUE AND WEIGHTED-AVERAGE YIELD TO MATURITY OF
                                   SECURITIES

                                    TABLE 17

                            WITHIN     1-5      5-10     OVER              APPROXIMATE
 AT YEAR-END DECEMBER 31    1 YEAR    YEARS    YEARS   10 YEARS   TOTAL    MARKET VALUE
 -----------------------   --------  --------  ------  --------  --------  ------------
                                          (IN MILLIONS OF DOLLARS)
 Maturity Distribution
  Based on Book Value
   U.S. Treasury
    Securities...........  $    1.0  $   80.0  $  --   $    --   $   81.0    $   75.0
   Obligations of Other
    U.S. Government
    Agencies and
    Corporations.........      10.0     257.1     --        --      267.1       272.2
   Obligations of States
    and Political
    Subdivisions.........       4.0       4.7     3.8       0.2      12.7        14.1
   Corporate Securities..       --        --      --       57.2      57.2        57.2
   Mortgage-Backed
    Securities...........      86.9     245.6    13.3     420.3     766.1       766.0
   Other.................      72.9       1.8     --        --       74.7        76.6
   Securities Available
    for Sale (1).........     135.3     792.8    77.5   1,363.5   2,369.1     2,372.9
                           --------  --------  ------  --------  --------    --------
     Total--1996.........  $  310.1  $1,382.0  $ 94.6  $1,841.2  $3,627.9    $3,634.0
          --1995           $  382.9  $1,195.1  $ 75.6  $1,706.6  $3,360.2    $3,366.3
          --1994           $1,168.4  $  828.6  $169.1  $  998.6  $3,164.6    $3,115.3
                           --------  --------  ------  --------  --------    --------
 Weighted-Average Yield
  (2) to Maturity
   U.S. Treasury
    Securities...........       5.7%      5.2%    -- %      -- %      5.2%
   Obligations of Other
    U.S. Government
    Agencies and
    Corporations.........       6.4       6.2     --        --        6.2
   Obligations of States
    and Political
    Subdivisions.........       --       10.2    10.0       6.8       6.9
   Corporate Securities..       --        --      --        6.0       6.0
   Mortgage-Backed
    Securities...........       6.4       5.7     8.3       6.8       6.4
   Other.................       9.2      10.9     --        --        9.2
   Securities Available
    for Sale.............       8.8       6.4     6.9       6.3       6.5
                           --------  --------  ------  --------  --------
     Total--1996.........       8.0%      6.2%    7.2%      6.4%      6.5%
                           ========  ========  ======  ========  ========
 Tax Equivalent
  Adjustment Amount......  $    --   $    0.1  $  0.1  $    --   $    0.2

--------
(1) Reports current balance at contractual maturity and does not anticipate reductions for periodic paydowns.
(2)  Tax equivalent at 35% tax rate.

                                AVERAGE ASSETS

                                   TABLE 18

                              1996             1995          1994      1993      1992
                         ---------------  ---------------  --------- --------- ---------
                          AMOUNT    MIX    AMOUNT    MIX    AMOUNT    AMOUNT    AMOUNT
                         --------- -----  --------- -----  --------- --------- ---------
                                           (IN MILLIONS OF DOLLARS)
Interest-Bearing
 Deposits............... $   752.6   5.6% $   661.4   5.3% $   812.6 $ 1,140.1 $ 1,200.6
Investment Securities
  --Held to Maturity....   1,091.1   8.1    1,532.4  12.4    2,482.0   3,542.3   2,679.1
  --Available for Sale..   2,288.7  17.0    1,639.0  13.2    1,064.0      69.1      15.9
Funds Sold..............      92.1   0.7       68.5   0.6       52.5     146.0     463.1
Loans...................   8,353.6  62.0    7,654.9  61.7    7,393.7   6,991.0   6,601.9
                         --------- -----  --------- -----  --------- --------- ---------
    Total Earning
     Assets.............  12,578.1  93.4   11,556.2  93.2   11,804.8  11,888.5  10,960.6
Non-Earning Assets......     889.9   6.6      849.7   6.8      791.8     697.3     684.4
                         --------- -----  --------- -----  --------- --------- ---------
    Total............... $13,468.0 100.0% $12,405.9 100.0% $12,596.6 $12,585.8 $11,645.0
                         ========= =====  ========= =====  ========= ========= =========

                                 AVERAGE LOANS

                                   TABLE 19

                              1996            1995         1994     1993     1992
                         --------------  --------------  -------- -------- --------
                          AMOUNT   MIX    AMOUNT   MIX    AMOUNT   AMOUNT   AMOUNT
                         -------- -----  -------- -----  -------- -------- --------
                                         (IN MILLIONS OF DOLLARS)
Commercial and
 Industrial............. $1,784.0  21.4% $1,850.3  24.2% $1,681.1 $1,695.5 $1,738.2
Real Estate
  Construction..........    229.6   2.7     164.2   2.1     145.2    181.1    266.3
  Mortgage..............  3,863.2  46.2   3,765.8  49.2   3,840.1  3,419.2  3,019.0
Installment.............    814.8   9.8     754.4   9.9     686.7    639.5    629.8
Foreign (1).............  1,253.7  15.0     745.9   9.7     667.8    666.1    590.0
Lease Financing.........    408.3   4.9     374.2   4.9     372.8    389.6    358.6
                         -------- -----  -------- -----  -------- -------- --------
    Total............... $8,353.6 100.0% $7,654.8 100.0% $7,393.7 $6,991.0 $6,601.9
                         ======== =====  ======== =====  ======== ======== ========

--------
(1)See section entitled International Operations for definition of Foreign.

    MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES (1)

                                   TABLE 20

                              DUE IN             DUE IN           DUE AFTER
DECEMBER 31, 1996        ONE YEAR OR LESS ONE TO FIVE YEARS (2) FIVE YEARS (2)  TOTAL
-----------------        ---------------- --------------------- -------------- --------
                                            (IN MILLIONS OF DOLLARS)
Commercial and
 Industrial.............     $  987.2           $  675.5           $  144.0    $1,806.7
Real Estate--
 Construction...........        152.8               61.4               21.7       235.9
Other Loans.............      1,628.3            1,570.2            1,951.7     5,150.2
Foreign Loans...........      1,176.2              227.7              102.6     1,506.5
                             --------           --------           --------    --------
    Total...............     $3,944.5           $2,534.8           $2,220.0    $8,699.3
                             ========           ========           ========    ========

--------
(1)Based on contractual maturities.

(2) As of December 31, 1996, of the loans maturing after one year, $2,702.7 million have floating rates and $2,052.1 million have fixed rates.

                                AVERAGE DEPOSITS

                                    TABLE 21


                              1996            1995         1994     1993     1992
                         --------------  --------------  -------- -------- --------
                          AMOUNT   MIX    AMOUNT   MIX    AMOUNT   AMOUNT   AMOUNT
                         -------- -----  -------- -----  -------- -------- --------
                                         (IN MILLIONS OF DOLLARS)
Domestic
  Non-Interest Bearing
   Demand............... $1,371.5  16.8% $1,391.6  19.8% $1,373.2 $1,312.1 $1,205.8
  Interest-Bearing
   Demand...............  1,726.6  21.1   1,752.4  24.9   1,895.4  2,032.3  2,039.6
  Regular Savings.......    937.0  11.5   1,058.5  15.0   1,232.3  1,239.4  1,035.3
  Private Time
   Certificates of
   Deposit ($100,000 or
   More)................    719.2   8.8     581.5   8.3     476.8    489.4    547.6
  Public Time
   Certificates of
   Deposit ($100,000 or
   More)................    310.7   3.8      89.3   1.3      64.6    143.4  1,573.2
  Bearer Certificates of
   Deposit..............      1.3   --        5.0   0.1       5.0      5.0      5.0
  All Other Time and
   Savings Certificates.  1,433.9  17.5   1,164.1  16.5     998.4  1,074.1  1,168.2
                         -------- -----  -------- -----  -------- -------- --------
    Total Domestic......  6,500.2  79.4   6,042.4  85.9   6,045.7  6,295.7  7,574.7
                         -------- -----  -------- -----  -------- -------- --------
Foreign Deposits (1)
  Non-Interest Bearing
   Demand...............    194.2   2.4      11.8   0.2      12.8     12.8     26.1
  Time Due to Banks.....    692.2   8.5     652.7   9.2     896.5  1,032.7    629.9
  Other Time and
   Savings..............    795.8   9.7     329.6   4.7     340.2    191.2    187.0
                         -------- -----  -------- -----  -------- -------- --------
    Total Foreign.......  1,682.2  20.6     994.1  14.1   1,249.5  1,236.7    843.0
                         -------- -----  -------- -----  -------- -------- --------
    Total............... $8,182.4 100.0% $7,036.5 100.0% $7,295.2 $7,532.4 $8,417.7
                         ======== =====  ======== =====  ======== ======== ========

--------
(1) See section entitled International Operations for definition of Foreign.

                             INTEREST DIFFERENTIAL

                                   TABLE 22

                           1996 COMPARED TO 1995       1995 COMPARED TO 1994
                         --------------------------  --------------------------
                         VOLUME (1) RATE (1) TOTAL   VOLUME (1) RATE (1) TOTAL
                         ---------- -------- ------  ---------- -------- ------
                                       (IN MILLIONS OF DOLLARS)
Change in Interest
 Income:
  Interest Bearing
   Deposits:
    Foreign.............   $  5.1    $ (6.5) $ (1.4)   $ (7.6)   $ 10.6  $  3.0
  Investment
     Securities--Held to
     Maturity Taxable...    (28.2)      6.3   (21.9)    (56.4)     13.7   (42.7)
    Tax-Exempt..........     (0.4)      0.1    (0.3)     (0.4)     (0.2)   (0.6)
  Investment
   Securities--Available
   for Sale.............     41.6      (3.0)   38.6      34.7      19.2    53.9
  Funds Sold............      1.1      (0.9)    0.2       0.8       0.8     1.6
  Loans, Net of Unearned
   Income:
    Domestic............     16.1      (3.6)   12.5      15.4      36.7    52.1
    Foreign.............     41.3      14.8    56.1       4.5      11.8    16.3
                           ------    ------  ------    ------    ------  ------
      Total Interest
       Income...........   $ 76.6    $  7.2  $ 83.8    $ (9.0)   $ 92.6  $ 83.6
                           ======    ======  ======    ======    ======  ======
Change in Interest
 Expense:
  Interest Bearing
   Deposits:
    Demand Deposits.....   $ (0.7)   $ (3.0) $ (3.7)   $ (3.3)   $ 13.1  $  9.8
    Savings Deposits....     (3.3)     (3.6)   (6.9)     (4.5)      5.9     1.4
    Time Deposits.......     33.8       1.1    34.9      14.0      18.7    32.7
    Deposits in Foreign
     Offices............     28.9      (4.1)   24.8     (12.4)     18.6     6.2
  Short-Term Borrowings.    (18.6)     (5.2)  (23.8)    (19.4)     49.6    30.2
  Long-Term Debt........      8.7      (2.4)    6.3      25.3      (1.1)   24.2
                           ------    ------  ------    ------    ------  ------
      Total Interest
       Expense..........   $ 48.8    $(17.2) $ 31.6    $ (0.3)   $104.8  $104.5
                           ======    ======  ======    ======    ======  ======
Net Interest
 Differential:
  Domestic..............   $ 10.3    $ 12.0  $ 22.3    $(18.0)   $(16.0) $(34.0)
  Foreign...............     17.5      12.4    29.9       9.3       3.8    13.1
                           ------    ------  ------    ------    ------  ------
      Total Interest
       Differential.....   $ 27.8    $ 24.4  $ 52.2    $ (8.7)   $(12.2) $(20.9)
                           ======    ======  ======    ======    ======  ======

--------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

            YEAR-END SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

                                    TABLE 23

                            1996       1995       1994       1993       1992
                         ---------- ---------- ---------- ---------- ----------
                           (IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET TOTALS
  Net Loans............. $  8,347.9 $  7,853.0 $  7,599.5 $  6,983.1 $  6,691.7
  Assets................   14,009.2   13,206.8   12,586.4   12,462.1   12,713.1
  Deposits..............    8,684.1    7,576.8    7,115.1    7,005.0    7,890.5
  Long-Term Debt........      932.1    1,063.4      861.6      378.2      119.4
  Shareholders' Equity..    1,066.1    1,054.4      966.8      938.1      828.3
OPERATING RESULTS
  Total Interest Income. $    981.0 $    896.7 $    813.0 $    802.6 $    822.6
  Net Interest Income...      481.3      428.5      449.3      467.2      436.1
  Provision for Possible
   Loan Losses..........       22.2       17.0       21.9       54.2       50.1
  Net Income............      133.1      121.8      117.7      132.6      127.5
  Earnings Per Share.... $     3.23 $     2.90 $     2.75 $     3.09 $     3.00
  Cash Dividends Paid
   Per Common Share..... $     1.16 $     1.08 $     1.04 $     0.90 $     0.85
NON-FINANCIAL DATA
  Common Shareholders of
   Record at Year-End...      7,120      7,439      6,947      8,315      5,814
  Average Common Shares
   Outstanding.......... 41,212,262 42,027,456 42,824,531 42,967,790 42,527,466

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Consolidated Quarterly Results of Operations--Table 16 and narrative on page
36.

                        REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Bancorp Hawaii, Inc.

  We have audited the accompanying consolidated statements of condition of Bancorp Hawaii, Inc., and subsidiaries as of December 31, 1996, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bancorp Hawaii, Inc., and subsidiaries at December 31, 1996, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Honolulu, Hawaii
January 22, 1997

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                  YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                 1996       1995       1994
                                              ---------- ---------- ----------
                                                  (IN THOUSANDS OF DOLLARS
                                                 EXCEPT PER SHARE AMOUNTS)
Interest Income
  Interest on Loans.......................... $  664,175 $  610,959 $  538,725
  Loan Fees..................................     29,692     28,560     31,666
  Income on Lease Financing..................     27,124     12,384     13,218
  Interest and Dividends on Investment
   Securities
    Taxable..................................     70,401     92,295    135,040
    Non-Taxable..............................      1,193      1,371      1,710
  Income on Investment Securities Available
   for Sale..................................    146,378    107,870     53,960
  Interest on Deposits.......................     38,044     39,454     36,408
  Interest on Security Resale Agreements.....        --         448        --
  Interest on Funds Sold.....................      4,039      3,365      2,270
                                              ---------- ---------- ----------
      Total Interest Income..................    981,046    896,706    812,997
Interest Expense
  Interest on Deposits.......................    288,716    239,537    189,513
  Interest on Security Repurchase Agreements.    100,085    122,030     98,625
  Interest on Funds Purchased................     29,020     32,176     25,303
  Interest on Short-Term Borrowings..........     21,110     19,854     19,954
  Interest on Long-Term Debt.................     60,842     54,560     30,330
                                              ---------- ---------- ----------
      Total Interest Expense.................    499,773    468,157    363,725
                                              ---------- ---------- ----------
Net Interest Income..........................    481,273    428,549    449,272
Provision for Possible Loan Losses...........     22,227     16,967     21,921
                                              ---------- ---------- ----------
      Net Interest Income After Provision for
       Possible Loan Losses..................    459,046    411,582    427,351
Non-Interest Income
  Trust Income...............................     49,761     49,468     48,591
  Service Charges on Deposit Accounts........     28,919     25,886     28,303
  Fees, Exchange and Other Service Charges...     56,746     47,311     42,492
  Other Operating Income.....................     35,244     21,234     26,769
  Investment Securities Gains (Losses).......      1,364      2,457    (17,761)
                                              ---------- ---------- ----------
      Total Non-Interest Income..............    172,034    146,356    128,394
Non-Interest Expense
  Salaries...................................    159,213    142,143    137,968
  Pensions and Other Employee Benefits.......     48,811     43,550     42,421
  Net Occupancy Expense of Premises..........     39,416     41,108     37,436
  Net Equipment Expense......................     34,017     31,729     30,502
  Other Operating Expense....................    138,359    104,444    111,587
  Minority Interest..........................      1,444      1,116        452
                                              ---------- ---------- ----------
      Total Non-Interest Expense.............    421,260    364,090    360,366
                                              ---------- ---------- ----------
Income Before Taxes..........................    209,820    193,848    195,379
Provision for Taxes..........................     76,696     72,048     77,641
                                              ---------- ---------- ----------
      Net Income............................. $  133,124 $  121,800 $  117,738
                                              ========== ========== ==========
Earnings Per Common Share and Common Share
 Equivalents................................. $     3.23 $     2.90 $     2.75
                                              ========== ========== ==========
Average Common Shares and Average Common
 Share Equivalents........................... 41,212,262 42,027,456 42,824,531
                                              ========== ========== ==========

                See Notes to Consolidated Financial Statements.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                    DECEMBER 31,
                                         -------------------------------------
                                            1996         1995         1994
                                         -----------  -----------  -----------
                                              (IN THOUSANDS OF DOLLARS)
ASSETS
Interest-Bearing Deposits............... $   635,519  $   789,050  $   727,016
Investment Securities
  --Held to Maturity (Market Value of
   $1,261,146, $1,172,228 and
   $1,736,659, respectively)............   1,258,756    1,166,115    1,785,960
  --Available for Sale..................   2,372,897    2,194,038    1,364,925
Funds Sold..............................     141,920      116,173       54,167
Loans...................................   8,699,286    8,152,406    7,891,993
  Unearned Income.......................    (183,586)    (147,404)    (144,034)
  Reserve for Possible Loan Losses......    (167,795)    (151,979)    (148,508)
                                         -----------  -----------  -----------
    Net Loans...........................   8,347,905    7,853,023    7,599,451
                                         -----------  -----------  -----------
    Total Earning Assets................  12,756,997   12,118,399   11,531,519
Cash and Non-Interest Bearing Deposits..     581,221      469,031      508,762
Premises and Equipment..................     273,122      246,515      221,806
Customers' Acceptance Liability.........      21,178       16,825       17,776
Accrued Interest Receivable.............      88,074       84,669       77,340
Other Real Estate.......................      10,711        9,306          594
Intangibles, Including Goodwill.........      96,456       87,673       94,515
Trading Securities......................       1,687           29       13,696
Other Assets............................     179,721      174,337      120,342
                                         -----------  -----------  -----------
    Total Assets........................ $14,009,167  $13,206,784  $12,586,350
                                         ===========  ===========  ===========
LIABILITIES
Domestic Deposits
Demand--Non-Interest Bearing............ $ 1,435,091  $ 1,549,302  $ 1,436,794
   --Interest Bearing...................   1,724,105    1,592,533    1,747,514
  Savings...............................     866,453    1,004,550    1,140,402
  Time..................................   2,571,569    2,204,242    1,639,497
Foreign Deposits
  Demand--Non-Interest Bearing..........     553,274       46,056       72,149
  Time Due to Banks.....................     804,818      664,269      812,218
  Other Savings and Time................     728,769      515,818      266,480
                                         -----------  -----------  -----------
    Total Deposits......................   8,684,079    7,576,770    7,115,054
Securities Sold Under Agreements to
 Repurchase.............................   2,075,571    1,926,540    2,136,204
Funds Purchased.........................     599,994      787,437      609,574
Short-Term Borrowings...................     293,257      476,867      594,475
Bank's Acceptances Outstanding..........      21,178       16,825       17,776
Accrued Pension Costs...................      17,309       21,261       23,454
Accrued Interest Payable................      69,545       49,473       49,253
Accrued Taxes Payable...................     154,984      160,306      133,720
Minority Interest.......................       9,307        2,961        3,131
Other Liabilities.......................      85,678       70,472       75,349
Long-Term Debt..........................     932,143    1,063,436      861,572
                                         -----------  -----------  -----------
    Total Liabilities...................  12,943,045   12,152,348   11,619,562
                                         -----------  -----------  -----------
Shareholders' Equity
Common Stock ($2 par value), authorized
 100,000,000 shares; issued and
 outstanding, 39,959,234; 41,340,817;
 and 41,851,466, respectively...........      79,918       82,682       83,703
Surplus.................................     186,391      240,080      260,040
Unrealized Valuation Adjustments........      (3,722)      13,902      (18,122)
Retained Earnings.......................     803,535      717,772      641,167
                                         -----------  -----------  -----------
    Total Shareholders' Equity..........   1,066,122    1,054,436      966,788
                                         -----------  -----------  -----------
    Total Liabilities and Shareholders'
     Equity............................. $14,009,167  $13,206,784  $12,586,350
                                         ===========  ===========  ===========

                See Notes to Consolidated Financial Statements.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES
                              (AND PARENT COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           UNREALIZED
                                        COMMON             VALUATION  RETAINED
                              TOTAL      STOCK   SURPLUS   ADJUSTMENT EARNINGS
                            ----------  -------  --------  ---------- --------
                               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE
                                               AMOUNTS)
Balance at December 31,
 1993...................... $  938,104  $56,850  $284,886   $    537  $595,831
Changes During 1994
  Net Income...............    117,738      --        --         --    117,738
  Sale of Common Stock
    250,286 Profit Sharing
     Plan..................      7,708      501     7,207        --        --
    204,909 Stock Option
     Plan..................      2,907      410     2,497        --        --
    239,211 Dividend
     Reinvestment Plan.....      7,401      478     6,923        --        --
  Stock Repurchased........    (44,297)  (2,824)  (41,473)       --        --
  Unrealized Valuation
   Adjustments
    Investment Securities..    (21,119)     --        --     (21,119)      --
    Foreign Exchange
     Translation
     Adjustment............      2,460      --        --       2,460       --
50 Percent Stock Dividend..        (59)  28,288       --         --    (28,347)
Cash Dividends Paid of
 $1.04 Per Share...........    (44,055)     --        --         --    (44,055)
                            ----------  -------  --------   --------  --------
Balance at December 31,
 1994...................... $  966,788  $83,703  $260,040   $(18,122) $641,167
Changes During 1995
  Net Income...............    121,800      --        --         --    121,800
  Sale of Common Stock
    96,251 Profit Sharing
     Plan..................      2,637      192     2,445        --        --
    443,879 Stock Option
     Plan..................      9,291      888     8,403        --        --
    228,321 Dividend
     Reinvestment Plan.....      7,095      457     6,638        --        --
  Stock Repurchased........    (40,004)  (2,558)  (37,446)       --        --
  Unrealized Valuation
   Adjustments
    Investment Securities..     28,630      --        --      28,630       --
    Foreign Exchange
     Translation
     Adjustment............      3,394      --        --       3,394       --
Cash Dividends Paid of
 $1.08 Per Share...........    (45,195)     --        --         --    (45,195)
                            ----------  -------  --------   --------  --------
Balance at December 31,
 1995...................... $1,054,436  $82,682  $240,080   $ 13,902  $717,772
Changes During 1996
  Net Income...............    133,124      --        --         --    133,124
  Sale of Common Stock
    37,220 Profit Sharing
     Plan..................      1,288       74     1,214        --        --
    245,437 Stock Option
     Plan..................      5,491      491     5,000        --        --
    170,577 Dividend
     Reinvestment Plan.....      6,756      341     6,415        --        --
    11,483 Directors'
     Restricted Shares and
     Deferred Compensation
     Plan..................        456       23       433        --        --
  Stock Repurchased........    (70,444)  (3,693)  (66,751)       --        --
  Unrealized Valuation
   Adjustments
    Investment Securities..     (9,114)     --        --      (9,114)      --
    Foreign Exchange
     Translation
     Adjustment............     (8,510)     --        --      (8,510)      --
Cash Dividends Paid of
 $1.16 Per Share...........    (47,361)     --        --         --    (47,361)
                            ----------  -------  --------   --------  --------
Balance at December 31,
 1996...................... $1,066,122  $79,918  $186,391   $ (3,722) $803,535
                            ==========  =======  ========   ========  ========

                See Notes to Consolidated Financial Statements.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                             1996        1995         1994
                                           ---------  -----------  -----------
                                               (IN THOUSANDS OF DOLLARS)
Operating Activities(1)
 Net Income............................... $ 133,124  $   121,800  $   117,738
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating
  Activities:
   Provision for Loan Losses..............    22,227       16,967       21,921
   Depreciation and Amortization..........    38,956       33,165       30,321
   Deferred Income Taxes..................    (7,857)      25,431      (16,034)
   Realized (Gains) Losses on Investment
    Securities Available for Sale.........    (1,193)      (1,707)      14,980
   Net Decrease (Increase) in Trading
    Securities............................    (1,658)      13,667          655
   Amortization of Deferred Lease Income..   (26,326)     (25,482)     (26,425)
   Amortization of Deferred Loan Fee
    Income................................    (8,318)     (12,174)     (13,813)
   Decrease (Increase) in Interest
    Receivable............................      (286)      (7,329)       4,683
   Increase in Interest Payable...........    14,116          220       14,906
   Decrease (Increase) in Other Assets....   (19,300)     (70,707)         765
   Decrease in Other Liabilities..........    (5,361)     (26,284)      (6,067)
                                           ---------  -----------  -----------
     Net Cash Provided by Operating
      Activities..........................   138,124       67,567      143,630
                                           ---------  -----------  -----------
Investing Activities
 Proceeds from Redemptions of Investment
  Securities Held to Maturity.............   594,894      956,491    1,514,596
 Purchases of Investment Securities Held
  to Maturity.............................  (665,427)    (535,499)    (546,966)
 Proceeds from Sales of Investment
  Securities Available for Sale...........   703,899      655,269      573,057
 Proceeds from Redemptions of Investment
  Securities Available for Sale...........    81,757      150,507       96,019
 Purchases of Investment Securities
  Available for Sale......................  (978,512)  (1,379,626)  (1,102,871)
 Net Increase (Decrease) in Interest-
  bearing Deposits Placed in Other Banks..   409,619      (62,034)     110,688
 Decrease (Increase) in Funds Sold........   (25,747)     (62,006)       3,532
 Increase in Loans, Net...................    95,118     (229,536)    (569,901)
 Purchases of Premises and Equipment......   (38,665)     (49,893)     (72,798)
 Proceeds from Sale of Premises and
  Equipment...............................        --        2,061        1,178
 Purchase of Additional Interest in
  Credipac Polynesie and Creditpac
  Nouvelle Caledonie, Net of Cash and
  Non-Interest Bearing Deposits Acquired..    (4,114)         --           --
 Purchase of Banque de Tahiti and Banque
  de Nouvelle Caledonie, Net of Cash and
  Non-Interest Bearing Deposits Acquired..    18,090          --           --
 Purchase of Banque d'Hawaii (Vanuatu),
  Ltd., Net of Cash and Non-Interest
  Bearing Deposits Acquired...............       --         6,808       39,963
 Purchase of National Bank of Solomon
  Islands, Net of Cash and Non-Interest
  Bearing Deposits Acquired...............       --           --          (315)
                                           ---------  -----------  -----------
     Net Cash Provided (Used) by Investing
      Activities..........................   190,912     (547,458)      46,182
                                           ---------  -----------  -----------
Financing Activities
 Net Increase (Decrease) in Demand,
  Savings, and Time Deposits..............   248,793      450,487        1,346
 Proceeds from Lines of Credit and Long-
  Term Debt...............................   512,787      854,779      510,049
 Principal Payments on Lines of Credit
  and Long-Term Debt......................  (644,080)    (652,915)     (26,647)
 Net Increase (Decrease) in Short-Term
  Borrowings..............................  (222,022)    (149,409)    (493,178)
 Proceeds from Sale of Common Stock.......    13,991       19,023       18,016
 Stock Repurchased........................   (70,444)     (40,004)     (44,297)
 Cash Dividends...........................   (47,361)     (45,195)     (44,114)
                                           ---------  -----------  -----------
     Net Cash Provided (Used) by Financing
      Activities..........................  (208,336)     436,766      (78,825)
                                           ---------  -----------  -----------
 Effect of Exchange Rate Changes on Cash..    (8,510)       3,394        2,460
                                           ---------  -----------  -----------
     Increase (Decrease) in Cash and Non-
      Interest Bearing Deposits...........   112,190      (39,731)     113,447
                                           ---------  -----------  -----------
 Cash and Non-Interest Bearing Deposits
  at Beginning of Year....................   469,031      508,762      395,315
                                           ---------  -----------  -----------
     Cash and Non-Interest Bearing
      Deposits at End of Year............. $ 581,221  $   469,031  $   508,762
                                           =========  ===========  ===========

--------
(1) During the years ended December 31, 1996, 1995, and 1994, Bancorp made interest payments of $479,701,000, $467,937,000, and $348,819,000, respectively, and made income tax payments of $75,055,000, $64,803,000, and $86,194,000, respectively.

                See Notes to Consolidated Financial Statements.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting principles followed by Bancorp Hawaii, Inc. and its subsidiaries (Bancorp), and the methods of applying those principles conform with generally accepted accounting principles and with general practice within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the statements and accompanying notes. Actual results sometimes differ from those estimates. Certain accounts have been reclassified to conform with the 1996 presentation. The significant policies are summarized below.

 Organization/Consolidation

  Bancorp Hawaii, Inc. is a bank holding company providing varied financial services to customers in Hawaii, other areas of the Pacific Basin and other selected markets. It is the largest of the bank holding companies headquartered in the State of Hawaii. The majority of Bancorp's operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities and trade financing. The principal subsidiaries of Bancorp are Bank of Hawaii and Bancorp Pacific, Inc. The consolidated financial statements include the accounts of Bancorp and its principal subsidiaries including any majority-owned entities. Significant intercompany accounts have been eliminated and minority interests recognized in consolidation.

 Accounting Changes

  In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." The statement addresses the accounting by creditors for impairment of certain loans and requires that these loans be measured based on the present value of expected future cash flows or, if the loan is collateral dependent, the fair value of the collateral. This is a significant change from the currently applied rules for both generally accepted accounting principles and regulatory reporting. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," that amended SFAS No. 114 by eliminating provisions for reporting income on impaired loans by creditors and clarifying disclosure requirements. Bancorp elected to implement the provisions of SFAS No. 114, as amended, effective January 1, 1995.

  In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65." The statement requires mortgage companies and banks to recognize as separate assets the mortgage servicing rights on loans that are expected to be sold with servicing retained, regardless of whether the rights are purchased or originated. As permitted under the statement, Bancorp elected to adopt the provision of the new standard effective January 1, 1996. The impact of adopting the new standard on Bancorp's financial position and results of operations has been included in the financial statements for 1996.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The statement provides an alternative to the current rules under Accounting Principles Board Opinion (APB) No. 25 in accounting for stock-based compensation plans. Bancorp's disclosures for its stock-based compensation plans have been included in footnote L for stock-based compensation accounts under APB No. 25 and SFAS No. 123.

  In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 primarily deals with transfers of financial assets where the transferor has retained some continuing involvement with the asset transferred. Examples of continuing involvement include repurchase agreements, recourse arrangements, and servicing obligations which may be accounted for as a sale if the transferor has surrendered control over the asset.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  SFAS No. 125 also requires the recognition of a servicing asset or a servicing liability whenever an entity agrees to service financial assets and eliminates the previous treatment of an in-substance defeasance by specifying that a debtor shall extinguish a liability if and only if it has been extinguished. SFAS No. 125 is effective for transfers, servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and shall be only applied prospectively. However, the effective date of certain parts of this statement has been delayed for one year. The impact of adopting the new statement on Bancorp's financial position or results of operations is not expected to be material.

 Acquisitions

  In May 1996, Bancorp finalized its purchase of majority ownership of Banque de Tahiti (BDT), Banque de Nouvelle Caledonie (BNC), and two smaller finance companies. Prior to the acquisition, Bancorp owned 38% and 21% of BDT and BNC, respectively, which were accounted for under the equity method. These companies have been included in Bancorp's consolidated financial statements since the acquisition. The acquisition was accounted for using the purchase method. The cost of the acquisition was $60.5 million with $12.2 million recognized as goodwill. The goodwill is being amortized over 15 years on a straight line basis. Total assets of BDT and BNC were $981.4 million at year-end 1996.

  In March 1995, Bancorp acquired the remaining 20% of the shares of Banque d'Hawaii (Vanuatu), Limited. This residual acquisition, like the original 80% purchase of Banque Indosuez Vanuatu, Limited, in 1993, was accounted for using the purchase method. The goodwill recorded in this transaction was $1.1 million and is being amortized over 15 years. The combined purchase price totaled $13.8 million. Banque d'Hawaii (Vanuatu), Limited financial results are included in the consolidated financial statements. Total assets were $89.5 million and $74.2 million at year-end 1996 and 1995, respectively.

  In December 1994, Bancorp acquired a 51% interest in the National Bank of Solomon Islands (NBSI) for $4.8 million. The acquisition has been accounted for using the purchase method. NBSI financial results have been included in the consolidated totals since 1994. Total assets of NBSI were $67.5 million, $56.5 million and $50.3 million at year-ends 1996, 1995 and 1994, respectively. Goodwill recorded in this transaction was $2.4 million and is being amortized over 15 years.

  In conjunction with these acquisitions, liabilities were assumed as follows:

                                                      1996     1995      1994
                                                    --------  -------  --------
                                                    (IN THOUSANDS OF DOLLARS)
     Assets Acquired............................... $552,657  $14,127  $132,855
     Cash Paid for Capital Stock...................  (60,583)  (1,786)  (16,913)
                                                    --------  -------  --------
     Liabilities Assumed........................... $492,074  $12,341  $115,942
                                                    ========  =======  ========

 Advertising Costs

  The nature of Bancorp's marketing programs generally do not include direct-response advertising. Bancorp, therefore, recognizes its advertising costs as incurred.

 Credit Card Costs

  Bancorp issues its own VISA and Mastercard credit cards for which all costs are recognized as period costs. In 1996, Bancorp entered into certain arrangements with third parties to originate VISA cards in specific target markets. As of year-end, the unamortized capitalized origination costs totaled $3,740,000. These costs are being amortized over the anticipated life of the cards, currently five years. As cards are canceled, the unamortized costs are expensed.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

 Cash and Non-Interest Bearing Deposits

  Cash and non-interest bearing deposits include the amounts due from other financial institutions as well as in-transit clearings. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, Bancorp is required to place reserves with the Federal Reserve Bank based on the amount of deposits held. For 1996, 1995 and 1994, the average amount of these reserve balances was $131,061,000; $149,104,000 and $157,486,000, respectively.

 Earnings Per Share

  The earnings per common share of Bancorp are based on the average common shares outstanding and the average common share equivalents. The earnings per common share of Bancorp are based on average shares of 41,212,262, 42,027,456 and 42,824,531 in 1996, 1995 and 1994, respectively.

 Income Taxes

  Bancorp files a consolidated federal income tax return with the Bank of Hawaii, Bancorp Pacific, Inc., and its other domestic subsidiaries. Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities.

  Bancorp's tax sharing policy provides for the settlement of income taxes between each subsidiary as if each subsidiary had filed a separate return. Payments are made to Bancorp by each subsidiary with tax liabilities, and subsidiaries which generate tax benefits receive payments for the benefits as used. Deferred taxes are recorded on the books of the subsidiary which generated the temporary differences.

  For lease arrangements, which are accounted for by the financing method, investment tax credits are deferred and amortized over the lives of the respective leases.

 Intangible Assets and Amortization

  The excess of the cost over the fair market value of tangible assets and liabilities purchased in various transactions by Bancorp is being amortized using the straight-line method over various periods not exceeding 15 years. Intangibles are reviewed periodically for other than temporary impairment. The amortization expense of these intangibles was $9,344,000; $8,405,000 and $9,315,000 for 1996, 1995 and 1994, respectively. As of December 31, 1996, the accumulated amortization totaled $42,240,000.

 Interest Rate/Foreign Currency Risk Management

  Bancorp has entered into various off-balance sheet transactions, primarily interest rate swap agreements, for interest rate risk exposure management purposes. A primary objective of Bancorp in managing interest-rate exposure is to maintain a targeted mix of assets and liabilities that mature or reprice over a one year time horizon. However, the extent of rate sensitivity can vary within the intervening time periods. Interest rate swaps are primarily used to modify the interest rate sensitivity of short term assets or long term liabilities (both deposits and debt).

  As a result of having various foreign operations, Bancorp is exposed to the effect of foreign exchange rate fluctuations on the value of the U.S. dollar. Bancorp has purchased foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its reported income. The forward contracts qualify as hedges for financial reporting purposes as they are tied to specific foreign assets and liabilities. Although the volatility of income over the entire twelve-month period is reduced, increased volatility may be reported during interim periods.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  Valuation adjustments on foreign exchange swap and forward contracts are recognized through the income statement as a component of foreign currency gain or loss.

 International Operations

  International operations include certain activities located domestically in the International Banking Group, as well as branches and subsidiaries domiciled outside the United States. The operations of Bank of Hawaii and Bancorp Pacific, Inc. located in the Southern and Western Pacific which are denominated in U.S. dollars are classified as domestic.

 Investment Securities

  Bancorp adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," affecting the Statement of Condition as of December 31, 1993. Pursuant to the transition provisions of the FASB's Special Report on Statement 115, in December 1995, Bancorp transferred $235,099,000 of investment securities classified as held to maturity to the available for sale category. The unrealized gains and losses relating to these securities were $2,082,000 and $2,491,000, respectively. The primary reason for selecting these securities for reclassification was to further enhance Bancorp's flexibility in managing its investment portfolio.

  Investment Securities Held to Maturity are securities intended to be held for the full term of the security. These securities are stated at cost adjusted for amortization of premium and accretion of discount. Restricted equity securities represent Federal Home Loan Bank and Federal Reserve Bank shares, recorded at par, which is fair value. In 1996, there were no transfers from Investment Securities Held to Maturity.

  Investment Securities Available for Sale are recorded at market value with unrealized gains and losses recorded as an unrealized valuation adjustment in equity, net of taxes. The market value of mortgage-backed securities is based on quoted market prices.

  Trading Securities are securities purchased and held principally for the purpose of selling them in the near term. The trading securities portfolio was comprised of debt securities and mutual fund investments which have been recorded at market value. Changes in market value are recognized as a securities gain or loss through the income statement. During 1996, 1995 and 1994, the net gain (loss) from the trading securities portfolio was $823,000, $623,000 and $(740,000), respectively, and is recognized as a component of investment securities gains/losses in the income statement. Income from trading securities was $16,000, $323,000 and $604,000 for 1996, 1995 and 1994,
respectively, and is included as part of other operating income.

  The method followed in determining the cost of all investments sold was based on the specific identification method for each of the three years ending December 31, 1996, 1995 and 1994.

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

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

 Other Real Estate

  Other real estate is comprised of properties acquired through foreclosure proceedings, acceptance of a deed-in-lieu of foreclosure, abandoned bank premises and loans for which possession of the collateral has been taken. These properties are carried at the lower of cost or fair market value based on current appraisals less selling costs. Losses arising at the time of acquisition of such property acquired are charged against the reserve for possible loan losses. Subsequent re-evaluation of the properties, which indicate reduced value and carrying costs, are recognized through charges to operating expenses.

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

  Beginning in 1995, Bancorp adopted SFAS No. 114. Under the new standard, the reserve for loan losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the reserve for possible loan losses related to these loans was based on undiscounted cash flows, the fair value of the collateral for collateral dependent loans or other factors specific to the credit situation.

  The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance is based on Bancorp's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on loans that may be susceptible to significant change.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

NOTE B--INVESTMENT SECURITIES

  The following presents the details of the investment portfolio:

                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED AGGREGATE
                                       COST      GAINS      LOSSES   FAIR VALUE
                                    ---------- ---------- ---------- ----------
                                             (IN THOUSANDS OF DOLLARS)
AT DECEMBER 31, 1996
Securities Held to Maturity:
  Restricted Equity Securities..... $   57,220  $   --     $    --   $   57,220
  Debt Securities Issued by the
   U.S. Treasury and Agencies......    348,116      570      (1,453)    347,233
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................     12,632    1,474         --       14,106
  Debt Securities Issued by Foreign
   Governments.....................     74,685    1,922          (7)     76,600
  Mortgage-Backed Securities.......    766,103    5,035      (5,151)    765,987
  Other Debt Securities............        --       --          --          --
                                    ----------  -------    --------  ----------
    Totals......................... $1,258,756  $ 9,001    $ (6,611) $1,261,146
                                    ==========  =======    ========  ==========
Securities Available for Sale:
  Equity Securities................ $   12,509  $   893    $   (100) $   13,302
  Debt Securities Issued by the
   U.S. Treasury and Agencies......    984,534    5,509      (4,309)    985,734
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................      6,401      177          (3)      6,575
  Corporate Debt Securities........     67,204       18         (12)     67,210
  Mortgage-Backed Securities.......  1,267,238    8,894      (7,284)  1,268,848
  Other Debt Securities............     31,228      --          --       31,228
                                    ----------  -------    --------  ----------
    Totals......................... $2,369,114  $15,491    $(11,708) $2,372,897
                                    ==========  =======    ========  ==========
AT DECEMBER 31, 1995
Securities Held to Maturity:
  Restricted Equity Securities..... $   52,926  $   --     $    --   $   52,926
  Debt Securities Issued by the
   U.S. Treasury and Agencies......    507,298    1,108        (833)    507,573
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................     33,812    1,808         --       35,620
  Debt Securities Issued by Foreign
   Governments.....................     29,091      325         --       29,416
  Mortgage-Backed Securities.......    540,461    5,122      (1,394)    544,189
  Other Debt Securities............      2,527        1         (24)      2,504
                                    ----------  -------    --------  ----------
    Totals......................... $1,166,115  $ 8,364    $ (2,251) $1,172,228
                                    ==========  =======    ========  ==========
Securities Available for Sale:
  Equity Securities................ $   33,494  $ 1,827    $    --   $   35,321
  Debt Securities Issued by the
   U.S. Treasury and Agencies......    670,980    9,186        (120)    680,046
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................      6,200      208         --        6,408
  Debt Securities Issued by Foreign
   Governments.....................     26,201      --          --       26,201
  Corporate Debt Securities........      2,891       21         (16)      2,896
  Mortgage-Backed Securities.......  1,434,038   12,502      (4,717)  1,441,823
  Other Debt Securities............      1,317       26         --        1,343
                                    ----------  -------    --------  ----------
    Totals......................... $2,175,121  $23,770    $ (4,853) $2,194,038
                                    ==========  =======    ========  ==========

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED AGGREGATE
                                       COST      GAINS      LOSSES   FAIR VALUE
                                    ---------- ---------- ---------- ----------
                                             (IN THOUSANDS OF DOLLARS)
AT DECEMBER 31, 1994
Securities Held to Maturity:
  Restricted Equity Securities..... $   49,200   $  --     $    --   $   49,200
  Debt Securities Issued by the
   U.S. Treasury and Agencies......  1,019,903      316     (21,124)    999,095
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................     37,578    1,367        (805)     38,140
  Debt Securities Issued by Foreign
   Governments.....................     35,672      533         --       36,205
  Mortgage-Backed Securities.......    623,565    1,718     (31,219)    594,064
  Other Debt Securities............     20,042       12         (99)     19,955
                                    ----------   ------    --------  ----------
    Totals......................... $1,785,960   $3,946    $(53,247) $1,736,659
                                    ==========   ======    ========  ==========
Securities Available for Sale:
  Equity Securities................ $    1,113   $  390    $    --   $    1,503
  Debt Securities Issued by the
   U.S. Treasury and Agencies......    615,001      201      (9,359)    605,843
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................      3,560        8        (151)      3,417
  Corporate Debt Securities........      3,878        2        (141)      3,739
  Mortgage-Backed Securities.......    716,581       50     (20,903)    695,728
  Other Debt Securities............     53,637    1,552        (494)     54,695
                                    ----------   ------    --------  ----------
    Totals......................... $1,393,770   $2,203    $(31,048) $1,364,925
                                    ==========   ======    ========  ==========

  The following presents an analysis of the contractual maturities of the investment securities portfolio as of December 31, 1996:

                                                                     AGGREGATE
                                                             COST    FAIR VALUE
                                                          ---------- ----------
                                                            (IN THOUSANDS OF
                                                                DOLLARS)
Securities Held to Maturity
  Due in One Year or Less................................ $   87,847 $   89,824
  Due After One Year Through Five Years..................    343,606    343,348
  Due After Five Years Through Ten Years.................      3,760      4,539
  Due After Ten Years....................................        220        228
                                                          ---------- ----------
                                                             435,433    437,939
Mortgage-Backed Securities...............................    766,103    765,987
Restricted Equity Securities.............................     57,220     57,220
                                                          ---------- ----------
                                                          $1,258,756 $1,261,146
                                                          ========== ==========
Securities Available for Sale
  Due in One Year or Less................................ $  135,147 $  136,960
  Due After One Year Through Five Years..................    780,562    778,789
  Due After Five Years Through Ten Years.................     46,894     46,974
  Due After Ten Years....................................    126,764    128,024
                                                          ---------- ----------
                                                           1,089,367  1,090,747
Mortgage-Backed Securities...............................  1,267,238  1,268,848
Equity Securities........................................     12,509     13,302
                                                          ---------- ----------
                                                          $2,369,114 $2,372,897
                                                          ========== ==========

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  Proceeds from sales and maturities of investment securities available for sale during 1996 were $785,005,000. Gross gains of $1,507,000 and gross losses of $314,000 were realized on those sales. Taxes related to these gains and losses were $418,000 for 1996. The cumulative investment valuation reserve was $2,252,000 (net of taxes) as of December 31, 1996.

  Investment securities carried at $3,255,203,000, $3,170,854,000 and $3,056,198,000 were pledged to secure deposits of certain public (governmental) entities, repurchase agreements and swap agreements at December 31, 1996, 1995 and 1994, respectively. The December 31, 1996 amount included investment securities with a carrying value of $2,304,618,000 and a market value of $2,306,480,000 which were pledged solely for repurchase agreements.

NOTE C--LOANS

  Loans consisted of the following at year-end:

                                                   1996       1995       1994
                                                ---------- ---------- ----------
                                                   (IN THOUSANDS OF DOLLARS)
      Domestic Loans
        Commercial and Industrial.............. $1,806,699 $1,902,189 $1,830,803
        Real Estate
          Construction--Commercial.............    212,324    199,552    114,140
                        Residential............     23,599     33,722     39,683
          Mortgage--Commercial.................  1,227,845  1,308,779  1,240,959
                    Residential................  2,635,313  2,702,438  2,849,972
        Installment............................    849,259    817,337    741,612
                                                ---------- ---------- ----------
            Total Domestic Loans...............  6,755,039  6,964,017  6,817,169
                                                ---------- ---------- ----------
      Foreign Loans............................  1,506,447    795,477    696,734
                                                ---------- ---------- ----------
            Subtotal...........................  8,261,486  7,759,494  7,513,903
                                                ---------- ---------- ----------
      Lease Financing
        Direct.................................    181,666    124,753    103,462
        Leveraged..............................    256,134    268,159    274,628
                                                ---------- ---------- ----------
            Lease Financing....................    437,800    392,912    378,090
                                                ---------- ---------- ----------
            Total Loans........................ $8,699,286 $8,152,406 $7,891,993
                                                ========== ========== ==========

  Commercial and mortgage loans totaling $1,000,531,000 were pledged to secure certain public deposits and Federal Home Loan Bank advances at December 31, 1996.

  As of December 31, 1996, $49,567,000 of loans included in the Mortgage-- Residential category above are maintained in an available for sale portfolio. The portfolio was recorded at the lower of cost or market on an aggregate basis.

  During 1996, Bancorp capitalized $4,100,000 in mortgage servicing rights; approximately $1,200,000 for loans purchased and $2,900,000 for loans originated. As of December 31, 1996, Bancorp's capitalized mortgage servicing rights totaled $5,200,000. The fair value of the servicing rights was established through review of costs and servicing right values being assessed in the market place. The capitalized servicing rights are being amortized over the expected life of the portfolio. For the purpose of measuring impairment, mortgage servicing rights are stratified based on the predominant risk characteristics of the underlying loans. The impairment analysis is performed on a periodic basis and includes a review of prepayment trends, delinquency, and market analysis. In

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

1996, $524,000 in amortized mortgage servicing rights was recognized as expense. As of December 31, 1996, Bancorp's servicing portfolio totaled $1,543,985,000.

  Certain directors and executive officers of Bancorp, its subsidiary companies, companies in which they are principal owners, and trusts in which they are involved, were loan customers of Bancorp subsidiaries during 1996, 1995 and 1994. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal risk of collection. Such loans at December 31, 1996, 1995 and 1994 amounted to $27,593,000, $37,335,000 and
$79,244,000, respectively. During 1996, the activity in these loans included new borrowings of $32,269,000, repayments of $40,863,000, and other changes of $1,148,000. Other changes relate to new and retiring directors or companies and trusts in which they are involved.


  Transactions in the reserve for possible loan losses were as follows:

                                                     1996      1995      1994
                                                   --------  --------  --------
                                                   (IN THOUSANDS OF DOLLARS)
     Balance at Beginning of Year................. $151,979  $148,508  $125,284
     Provision Charged to Operations..............   22,227    16,967    21,921
     Reserves Acquired............................    6,881       --      1,437
     Charge-Offs..................................  (44,084)  (27,857)  (25,437)
     Recoveries...................................   30,792    14,361    25,303
                                                   --------  --------  --------
       Net Charge-Offs............................  (13,292)  (13,496)     (134)
                                                   --------  --------  --------
       Balance at End of Year..................... $167,795  $151,979  $148,508
                                                   ========  ========  ========

  The table presents information on loans considered impaired and the interest related to those loans. Interest income on impaired loans may be recognized on a cash basis.

                                                                  DECEMBER 31
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
                                                                 (IN THOUSANDS
                                                                  OF DOLLARS)
     Recorded Investment in Impaired Loans Not Requiring an
      Allowance for Credit Losses as Determined in Accordance
      with SFAS No. 114........................................ $20,918 $36,388
     Recorded Investment in Impaired Loans Requiring an
      Allowance for Certain Losses as Determined in Accordance
      with SFAS No. 114........................................   5,239   7,500
                                                                ------- -------
     Recorded Investment in Impaired Loans..................... $26,157 $43,888
                                                                ======= =======
     Reserve for Losses on Impaired Loans...................... $ 2,763 $   700
     Average Recorded Investment in Impaired Loans............. $47,085 $21,902
     Cash Basis Income Recognized on Impaired Loans............ $   --  $   --
                                                                ======= =======

NOTE D--PREMISES AND EQUIPMENT

  Bancorp and its subsidiaries own and lease premises primarily consisting of operating facilities, the majority of which are located in Hawaii. Bank of Hawaii owns four significant properties, the largest of which are condominium units in the Financial Plaza of the Pacific (FPP) in which the Bank's main branch and administrative offices are located. Portions of the FPP are owned in fee simple or leased. The capital leases are

                     BANCORP HAWAII, INC. AND SUBSIDIARIES
for portions (less than 12%) of the FPP. Details of the capital leases are included in the long term debt footnote. Additionally, Bank of Hawaii owns a two-story building near downtown Honolulu which houses data processing and certain other operational functions; a five-story building in downtown Honolulu which houses administrative departments; and Bancorp Hale O Kapolei, a 248,000 square foot operations facility in the Kapolei area on Oahu. Hale O Kapolei was completed and placed in service in 1995. Interest expense of $1,500,000 was capitalized while Hale O Kapolei was under construction in 1995. Bancorp Pacific, Inc. owns a fifth property, its five-story administrative offices in downtown Honolulu.

  The following is a summary of data for major categories of premises and equipment:

                                                         ACCUMULATED      NET
                                                       DEPRECIATION AND   BOOK
                                                COST     AMORTIZATION    VALUE
                                              -------- ---------------- --------
                                                  (IN THOUSANDS OF DOLLARS)
     December 31, 1996
       Premises.............................. $294,664    $ (96,090)    $198,574
       Capital Leases........................    4,464         (714)       3,750
       Equipment.............................  177,800     (107,002)      70,798
                                              --------    ---------     --------
                                              $476,928    $(203,806)    $273,122
                                              ========    =========     ========
     December 31, 1995
       Premises.............................. $267,724    $ (76,543)    $191,181
       Capital Leases........................    4,464         (536)       3,928
       Equipment.............................  136,965      (85,559)      51,406
                                              --------    ---------     --------
                                              $409,153    $(162,638)    $246,515
                                              ========    =========     ========
     December 31, 1994
       Premises.............................. $236,619    $ (67,792)    $168,827
       Capital Leases........................    4,464         (357)       4,107
       Equipment.............................  122,678      (73,806)      48,872
                                              --------    ---------     --------
                                              $363,761    $(141,955)    $221,806
                                              ========    =========     ========

  The amounts of depreciation and amortization (including capital lease amortization) included in consolidated expense were $29,612,000, $24,760,000 and $21,006,000 in 1996, 1995 and 1994, respectively.

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

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  Future minimum payments, by year and in the aggregate, for noncancelable operating leases with initial or remaining terms of one year or more and capital leases consisted of the following at December 31, 1996:

                                                               CAPITAL    OPERATING
                                                               LEASES      LEASES
                                                               -------    ---------
                                                               (IN THOUSANDS OF DOLLARS)
     1997..................................................... $     7    $ 12,601
     1998.....................................................       7      11,488
     1999.....................................................       7       9,926
     2000.....................................................       7       9,087
     2001.....................................................       7       8,232
     Thereafter...............................................  34,931     101,463
                                                               -------    --------
     Total Minimum Lease Payments............................. $34,966    $152,797
     Amounts Representing Interest............................  29,087         --
                                                               -------    --------
     Present Value of Net Minimum Lease Payments.............. $ 5,879    $    --
                                                               =======    ========

  Minimum future rentals receivable under subleases for noncancelable operating leases at December 31, 1996, amounted to $1,700,000.

  Rental expense for all operating leases consisted of:

                                                       1996      1995      1994
                                                      -------   -------   -------
                                                         (IN THOUSANDS OF DOLLARS)
     Minimum Rentals................................. $20,164   $21,573   $21,219
     Sublease Rental Income..........................    (657)     (606)     (634)
                                                      -------   -------   -------
                                                      $19,507   $20,967   $20,585
                                                      =======   =======   =======

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

NOTE E--DEPOSITS

  Interest on deposit liabilities in 1996, 1995 and 1994 consisted of the following:

                                                       1996     1995     1994
                                                     -------- -------- --------
                                                     (IN THOUSANDS OF DOLLARS)
     Domestic Interest-Bearing Demand Accounts...... $ 47,167 $ 50,913 $ 42,321
     Domestic Savings Accounts......................   23,713   30,558   27,910
     Domestic Time Accounts.........................  133,493   98,528   65,908
     Foreign Deposits...............................   84,343   59,538   53,374
                                                     -------- -------- --------
                                                     $288,716 $239,537 $189,513
                                                     ======== ======== ========

  Time deposits with balances of $100,000 or more were $2,309,689,000 in 1996. Of this amount, $243,929,000 represents deposits of public (governmental) entities which require collaterization by acceptable securities. The majority of deposits in the foreign category are time deposits in denominations of $100,000 or more.

  Maturities of time deposits of $100,000 or more at December 31, 1996, are summarized as follows:

                                                      DOMESTIC        FOREIGN
                                                      --------       ----------
                                                      (IN THOUSANDS OF DOLLARS)
     Under 3 Months.................................  $386,412       $1,033,391
     3 to 6 Months..................................   283,829          106,095
     7 to 12 Months.................................   212,332           98,168
     Greater than 1 to 2 Years......................    82,753           20,092
     Greater than 2 to 3 Years......................    14,275              530
     Greater than 3 to 4 Years......................    12,811              --
     Greater than 4 to 5 Years......................     3,667            2,332
     Greater than 5 Years...........................     3,326           49,676
                                                      --------       ----------
                                                      $999,405       $1,310,284

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

NOTE F--SHORT-TERM BORROWINGS

  Details of short-term borrowings for 1996, 1995 and 1994 were as follows:

                                               SECURITIES
                                               SOLD UNDER     OTHER
                                     FUNDS     AGREEMENTS   COMMERCIAL SHORT-TERM
                                   PURCHASED  TO REPURCHASE   PAPER    BORROWINGS
                                   ---------  ------------- ---------- ----------
                                             (IN THOUSANDS OF DOLLARS)
   1996
     Amounts Outstanding December
      31.........................  $599,994    $2,075,571    $ 69,727   $223,530
     Average Amount Outstanding
      During Year................   533,647     1,857,286      83,181    335,509
     Maximum Amount Outstanding
      at Any Month's End.........   643,988     2,075,571     114,446    477,697
     Weighted Average Interest
      Rate During Year*..........      5.44%         5.39%       5.03%      5.04%
     Weighted Average Interest
      Rate on Balance Outstanding
      at End of Year.............      5.77%         5.38%       4.95%      4.91%
   1995
     Amounts Outstanding December
      31.........................  $787,437    $1,926,540    $ 73,509   $403,358
     Average Amount Outstanding
      during Year................   532,787     2,120,220      69,002    433,046
     Maximum Amount Outstanding
      at Any Month's End.........   787,437     2,263,425      85,600    601,990
     Weighted Average Interest
      Rate During Year*..........      6.04%         5.76%       5.08%      3.78%
     Weighted Average Interest
      Rate on Balance Outstanding
      at End of Year.............      5.57%         5.57%       5.18%      4.99%
   1994
     Amounts Outstanding December
      31.........................  $609,574    $2,136,204    $ 69,113   $525,362
     Average Amount Outstanding
      during Year................   593,019     2,404,401     107,537    495,673
     Maximum Amount Outstanding
      at Any Month's End.........   655,026     2,730,270     176,072    557,293
     Weighted Average Interest
      Rate During Year*..........      4.27%         4.10%       3.44%      3.28%
     Weighted Average Interest
      Rate on Balance Outstanding
      at End of Year.............      5.79%         5.26%       4.24%      3.92%

--------
  * Average rates for the year are computed by dividing actual interest expense on borrowings by average daily borrowings.

  Funds purchased generally mature on the day following the date of purchase. Commercial paper is issued by the parent corporation in various denominations generally maturing 90 days or less from date of issuance.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. The securities are held in collateral accounts with third party trustees and not under the control of Bancorp. At December 31, 1996, the weighted average contractual maturity of these agreements was 114 days and represent investments by public (governmental) entities, primarily the State of Hawaii ($1.4 billion) and a local municipality ($0.7 billion). A schedule of maturities of these agreements is as follows:

                                                           DECEMBER 31, 1996
                                                           -----------------
                                                             (IN THOUSANDS
                                                               OF DOLLARS)
     Overnight...........................................   $      --
     Less than 30 days...................................      378,149
     30 to 90 days.......................................      757,863
     Over 90 days........................................      939,559
                                                            ----------
                                                            $2,075,571
                                                            ==========

  A line of credit totaling $50,000,000 is used to back up commercial paper issued in the name of Bancorp. At December 31, 1996 there was no balance outstanding. Fees on the unused amount of this line were $47,500 in 1996.

  Other short-term borrowings consist mainly of Foreign Call Deposits, Treasury Tax and Loan balances, Bank Notes, and Federal Home Loan Bank Advances. The Foreign Call Deposits generally mature in 90 days and bear interest rates reflecting such maturities. The Treasury Tax and Loan balances represent tax payments collected on behalf of the U.S. government and are callable at any time, and bear market interest rates. The Bank note, which totaled $150.0 million at December 31, 1996, bears a fixed interest rate of 5.63% and matures in November 1997. The Federal Home Loan Bank advances, which were outstanding at December 31, 1995, were secured by certain mortgage loans and FHLB stock and bore interest rates between 5.60% and 5.98%. These advances matured in 1996.

NOTE G--LONG-TERM DEBT

  Amounts outstanding as of year-end were as follows:

                                                     1996      1995      1994
                                                   -------- ---------- --------
                                                    (IN THOUSANDS OF DOLLARS)
     Medium Term Notes............................ $259,956 $  709,747 $604,441
     Federal Home Loan Bank Advances..............  398,045    229,545  133,400
     Subordinated Notes...........................  118,707    118,657  118,609
     8.25% Capital Securities.....................  100,000        --       --
     Foreign Debt.................................   49,556        --       --
     Capitalized Lease Obligations................    5,879      5,487    5,122
                                                   -------- ---------- --------
                                                   $932,143 $1,063,436 $861,572
                                                   ======== ========== ========

  In December 1996, Bancorp completed a $100 million offering of 8.25% Capital Securities (the "Securities"). The offering was issued by Bancorp Hawaii Capital Trust I, a grantor trust wholly-owned by Bancorp. The Securities issue bears a cumulative fixed interest rate of 8.25% and matures on December 15, 2026. Interest payments are semi-annual with the first payment due June 15, 1997. In addition, Bancorp has entered into an expense agreement with the trust obligating Bancorp to pay any costs, expenses or liabilities of the trust, other than obligations of the trust to pay amounts due pursuant to the terms of the Securities. The sole assets of

                     BANCORP HAWAII, INC. AND SUBSIDIARIES
the trust are Junior Subordinated Debt Securities (the "Debt") issued by Bancorp to the trust. The Debt is redeemable prior to the stated maturity at Bancorp's option. The Securities are subject to mandatory redemption upon repayment of the related Debt at their stated maturity dates or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by Bancorp upon concurrent repayment of the related Debt. Bancorp has issued guarantees for the payment of distributions and payments on liquidation or redemption of the Securities, but only to the extent of funds held by the trust. The guarantees are junior subordinated obligations of Bancorp. Distributions to Securities holders may be deferred for up to five consecutive years. During any such deferred period Bancorp's ability to pay dividends on its common shares will be restricted. The Federal Reserve has announced that certain cumulative preferred securities, having the characteristics of the Securities, qualify as minority interest, which is included in Tier 1 capital for bank holding companies. There is an agreement with the initial Securities holders to file an Exchange Offer Registration Statement. The distribution rate on the Securities may be increased if the terms of the registration agreement are not achieved.

  In 1996, Bank of Hawaii borrowed the equivalent of $50.0 million USD in French Francs through a private placement. The debt has a fixed interest rate of 5.16% and matures in 1999.

  In 1995, Bank of Hawaii incorporated its existing medium term note program into a $1.0 billion revolving note program. Under the terms of this program, upon repayment of outstanding notes, the Bank may issue additional notes provided that the aggregate amount outstanding does not exceed $1.0 billion. At December 31, 1996, there was a total of $349,964,000 outstanding under this program, of which $199,957,000 was classified as long-term. The notes, which were issued in 1995, are unsecured, carry thirteen month terms, and have a fixed interest rate of 5.5%.

  Privately placed medium term notes issued by Bancorp totaled $60.0 million at December 31, 1996. The notes, which were issued in 1995, carry three year terms and bear interest at rates from 6.08% to 6.48%.

  The Federal Home Loan Bank (FHLB) advances bear interest at rates from 4.86% to 8.00%. The advances mature from 1997 through 2002. At December 31, 1996, loans totaling $477,654,000 were pledged to secure these advances along with FHLB stock.

  The subordinated notes, which were issued in 1993, bear fixed interest rates of 6.875%. The notes, which were issued by Bank of Hawaii, mature in 2003.

  The capitalized lease obligations are for certain condominium units in the Financial Plaza of the Pacific. The lease began in 1993 and has a 60 year term. The lease payments allocated to the capital leases are fixed at $7,000 per year until 2002; $605,000 per year from 2003 to 2007 and $665,000 per year from 2008 to 2012. The rates are negotiable thereafter.

  Long-term debt maturities for the five years succeeding December 31, 1996, are $299,000,000 in 1997; $188,000,000 in 1998; $135,056,000 in 1999;
$38,875,000 in 2000 and $46,000,000 in 2001.

  Interest paid on long-term debt in 1996 totaled $51,272,000.

NOTE H--SHAREHOLDERS' EQUITY

  Certain of Bancorp's consolidated subsidiaries (including Bank of Hawaii, Bancorp Pacific, Inc., and First National Bank of Arizona) are subject to regulatory restrictions that limit cash dividends and loans to Bancorp. As of December 31, 1996, approximately $370,790,000 of undistributed earnings of Bancorp's consolidated subsidiaries were available for distribution to Bancorp without prior regulatory approval.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  The following is a breakdown of the unrealized valuation adjustment component of shareholders' equity as of December 31:

                                                      1996     1995     1994
                                                     -------  ------- --------
                                                         (IN THOUSANDS OF
                                                             DOLLARS)
     Foreign Exchange Translation Adjustment........ $(5,974) $ 2,536 $   (858)
     Investment Securities..........................   2,252   11,366  (17,264)
                                                     -------  ------- --------
     Unrealized Valuation Adjustments............... $(3,722) $13,902 $(18,122)
                                                     =======  ======= ========

  Bancorp is required to maintain certain minimum levels of capital to meet regulatory guidelines. There are three ratios established by the regulators which Bancorp needs to maintain at certain levels. Tier 1 Capital (common equity reduced by certain intangibles and increased for qualifying preferred shares and minority interests) expressed as a percentage of average risk weighted assets is the Tier 1 Capital Ratio. Total Capital (Tier 1 capital plus qualifying portions of the reserve for loan losses) expressed as a percentage of average risk weighted assets is the Total Capital Ratio. The third ratio is the Leverage Ratio which is Tier 1 Capital divided by average assets. The table below presents the minimum levels to qualify an institution as "well capitalized" as it applies to Bancorp and its subsidiaries Bank of Hawaii, Bancorp Pacific, Inc, and First National Bank of Arizona.

  The Federal Deposit Insurance Corporation Improvements Act of 1991 (FDICIA) requires the federal banking regulators to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements and imposes certain restrictions upon banks which meet minimum capital requirements but are not "well capitalized" for purposes of FDICIA. Undercapitalized institutions are subject to regulatory monitoring and may be required to divest themselves of or liquidate subsidiaries. Critically undercapitalized institutions are prohibited from making payments of principal and interest on subordinated debt and are generally subject to the mandatory appointment of a conservator or receiver.

  Bancorp, Bank of Hawaii, Bancorp Pacific, Inc. and First National Bank of Arizona have all been notified by their respective regulators of their status as "well capitalized." All four companies' capital ratios exceeded the "well capitalized" minimums at December 31, 1996.

                                       BANCORP
                                       HAWAII,     BANK OF       BANCORP
                              MINIMUM    INC.       HAWAII    PACIFIC, INC.  FNBA
                              ------- ----------  ----------  ------------- -------
                                           (IN THOUSANDS OF DOLLARS)
     Common Equity...........         $1,066,122  $  865,761    $123,560    $14,120
     Tier 1 Capital..........          1,104,304     815,983     123,512     14,120
     Total Capital...........          1,354,120   1,054,089     132,297     15,864
     Tier 1 Capital Ratio....     6%       10.57%       8.57%       9.08%     10.64%
     Total Capital Ratio.....    10%       12.96%      11.07%      16.96%     11.95%
     Leverage Ratio..........     5%        7.98%       6.63%       9.08%      7.28%

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

NOTE I--INTERNATIONAL OPERATIONS

  The following table provides certain selected financial data for Bancorp's international operations for the years ended:

                                                  1996       1995       1994
                                               ---------- ---------- ----------
                                                  (IN THOUSANDS OF DOLLARS)
     International Average Assets............. $2,795,514 $1,724,347 $1,699,168
       Average Loans..........................  1,253,695    745,948    667,828
       Average Deposits.......................  1,682,287    994,102  1,249,429
       Operating Revenue......................    194,258    107,884     97,134
       Income Before Taxes....................     17,347      9,353     12,000
       Net Income.............................     10,170      4,805      7,137

  Average assets consist primarily of short-term interest-bearing deposits with foreign branches of U.S. banks and large international banks. On average, these deposits were $584,622,000, $648,473,000 and $802,833,000 during 1996,
1995 and 1994, respectively.

  To measure international profitability, Bancorp maintains an internal transfer pricing system for the use of domestic funds and makes certain income and expense allocations. Interest rates used in determining charges on advances of funds are based on prevailing deposit rates. Overhead is allocated to reflect services rendered by administrative units to profit centers.

NOTE J--CONTINGENT LIABILITIES

  Bancorp is a defendant in various legal proceedings and, in addition, there are various other contingent liabilities arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the disposition of these proceedings and contingent liabilities will have a material effect upon the consolidated financial statements.

NOTE K--PROFIT-SHARING, RETIREMENT AND POSTRETIREMENT BENEFITS PLANS

  Bancorp provides a deferred-compensation profit-sharing plan (Profit Sharing
Plan) for the benefit of all employees of Bancorp and its subsidiaries who have met the Profit Sharing Plan's eligibility requirements. The Profit Sharing Plan provides for annual contributions based on a schedule of performance levels. The schedule establishes the percentage of adjusted net income to be contributed based on Adjusted Returns on Equity. Members of the Profit Sharing Plan receive up to 50% of their annual allocation in cash. The remaining amounts are deferred and may be invested in several mutual funds, along with a fund invested in shares of common shares of Bancorp Hawaii, Inc. Bancorp contributions amounted to $9,098,000 in 1996; $7,629,000 in 1995 and $7,344,000 in 1994.

  Effective January 1, 1996, the Profit Sharing Plan was enhanced with a company match of $1.25 for each $1.00 in 401(k) contributions made by staff members up to 2% of compensation. For 1996, matching contributions totaled $2,671,000.

  Bancorp established a new defined-contribution money purchase plan for which it will contribute 4% of compensation to staff members meeting certain eligibility and vesting requirements as of January 1, 1996. The money purchase plan has a one year eligibility requirement and a five year vesting period. Staff members meeting these requirements as of January 1, 1996 immediately became participants. Participants select from several investment options, including various mutual funds similar to the Profit Sharing Plan. For 1996, the money purchase plan contribution totaled $4,839,000.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  In 1995, Bancorp froze its non-contributory, qualified defined-benefit retirement plan (Retirement Plan) and related liability of the excess retirement plan (Excess Plan) which covered salaried employees of Bancorp and participating subsidiaries who met the Retirement Plan's eligibility requirements. Benefits were based on years of service and an average of the five highest years of annual compensation. In freezing this Plan as of December 31, 1995, all participants were fully vested in the Plan and final benefits were determined. In conjunction with this change, qualifying staff were offered an early retirement option. The option for staff members who were at least 50 years of age with 9 years or more of eligible service provided an extra 5 years of service and 5 years of age for benefit calculation purposes. In addition, the staff member received $250.00 per month until age 65 to defray medical benefit costs. The early retirement option was elected by 340 staff members, almost 75% of those eligible. The curtailment gain for the retirement plan was $2,971,000 and the curtailment loss for the excess retirement plan was $2,811,000 in 1995. Additionally, qualifying staff members as of December 31, 1995 whose combined age and years of service exceeded 60, were provided a transition benefit. The benefit allows the increase in benefit for salary changes until the year 2000. Bancorp's funding policy is to contribute annually an amount that falls within the minimum and maximum range deductible for income tax purposes. Retirement Plan assets are managed by investment advisors in accordance with investment policies established by the Retirement Plan Trustees. Investments are generally marketable securities including stocks, bonds and money market funds.

  The Excess Plan is a non-qualified excess benefit plan which covers all employees of Bancorp and participating subsidiaries who have met eligibility requirements. The unfunded Excess Plan recognizes the liability to Excess Plan participants for amounts exceeding those allowed to be included in the Retirement Plan.

  The following table sets forth both the Retirement Plan and Excess Plan's funded status and amounts recognized in Bancorp's statement of condition at December 31.

                                                     1996      1995      1994
                                                   --------  --------  --------
                                                   (IN THOUSANDS OF DOLLARS)
     Actuarial Present Value of Benefit
      Obligations:
       Vested Benefit Obligation.................  $ 71,406  $ 71,159  $ 59,208
                                                   ========  ========  ========
       Accumulated Benefit Obligation............  $ 74,550  $ 75,725  $ 63,445
                                                   ========  ========  ========
       Projected Benefit Obligation..............  $ 81,479  $ 82,443  $ 98,443
     Plan Assets (Primarily Marketable
      Securities) at Fair Value..................    71,271    63,519    78,689
                                                   --------  --------  --------
     Projected Benefit Obligation in Excess of
      Plan Assets................................   (10,208)  (18,924)  (19,754)
     Unrecognized Net (Gain)/Loss................    (6,150)     (836)   (3,766)
     Unrecognized Net Obligation at January 1,
      1985 Being Recognized Over 15 Years........       --        --     (1,841)
     Unrecognized Net Asset at December 31.......       951    (1,501)      --
     Prior Service Cost Not Yet Recognized in Net
      Periodic Pension Cost......................       --        --      1,907
                                                   --------  --------  --------
     Accrued Pension Liability Recognized in the
      Statement of Condition.....................  $(17,309) $(21,261) $(23,454)
                                                   ========  ========  ========

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  Net pension costs included the following components:

                                                      1996     1995     1994
                                                     -------  -------  -------
                                                        (IN THOUSANDS OF
                                                            DOLLARS)
     Service Cost--Benefits Earned During the
      Period.......................................  $   --   $ 6,881  $ 7,561
     Interest Cost on Projected Benefit Obligation.    6,046    8,000    7,299
     Actual Return on Assets.......................   (7,187)  (6,122)   1,533
     Net Amortization and Deferral.................    1,422      111   (8,080)
                                                     -------  -------  -------
     Net Periodic Pension Cost.....................  $   281  $ 8,870  $ 8,313
                                                     =======  =======  =======

  Assumptions used in the accounting were as follows:

                                                                DECEMBER 31,
                                                               ----------------
                                                               1996  1995  1994
                                                               ----  ----  ----
     Weighted-Average Discount Rates.......................... 7.75% 7.50% 8.25%
     Rates of Increase in Compensation Levels................. 5.00% 5.00% 5.00%
     Expected Long-Term Rate of Return on Assets.............. 9.00% 8.50% 8.50%

  Bancorp adopted SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" as of January 1, 1993. Bancorp's postretirement benefit provides group life, dental and medical insurance coverage for retirees. The cost of benefits provided are "shared costs" where both the employer and employees pay a portion of the premium cost. Most of the employees of Bancorp and its subsidiaries who have met the eligibility requirements are covered. Bancorp elected to recognize the transition obligation over 20 years as allowed upon adoption of SFAS No. 106. Bancorp has no segregated assets to provide postretirement benefits.

  The curtailment of the defined benefit plans described earlier also affected the post retirement benefit plan. A curtailment loss of $772,000 was recorded in 1995 to reflect the change.

  The following schedule presents the funded status of the liability as of December 31, 1996, 1995 and 1994.

                                                    1996      1995      1994
                                                  --------  --------  --------
                                                  (IN THOUSANDS OF DOLLARS)
     Accumulated Postretirement Benefit
      Obligation
       Retirees.................................. $(15,163) $(14,515) $ (8,785)
       Other Fully Eligible Plan Participants....   (3,228)   (3,054)   (6,243)
       Other Active Plan Participants............   (8,457)  (11,095)   (8,863)
                                                  --------  --------  --------
         Total...................................  (26,848)  (28,664)  (23,891)
     Plan Assets.................................      --        --        --
                                                  --------  --------  --------
     Accumulated Postretirement Benefit
      Obligation in Excess of Plan Assets........  (26,848)  (28,664)  (23,891)
     Unrecognized Transition Obligation Being
      Amortized Over 20 Years....................   11,142    11,838    13,166
     Unrecognized Net Gain/(Loss)................   (4,494)     (459)   (2,833)
                                                  --------  --------  --------
     Accrued Postretirement Benefit Liability.... $(20,200) $(17,285) $(13,558)
                                                  ========  ========  ========

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  The Net Periodic Postretirement Benefit Cost was:

                                                            1996   1995   1994
                                                           ------ ------ ------
                                                             (IN THOUSANDS OF
                                                                 DOLLARS)
     Service Cost......................................... $1,262 $1,046 $1,089
     Interest Cost........................................  2,057  1,912  1,820
     Amortization of Transition Obligation................    696    647    731
                                                           ------ ------ ------
     Net Periodic Postretirement Benefit Cost............. $4,015 $3,605 $3,640
                                                           ====== ====== ======

  The following table presents the assumptions utilized to determine the expense and liability:

                                                             1996  1995   1994
                                                             ----  -----  -----
     Health Care Cost Trend Rate............................ 9.00% 15.00% 15.00%
     Dental Care Cost Trend Rate............................ 7.00%  7.50%  7.50%
     Weighted Average Discount Rate......................... 7.50%  7.50%  8.25%
     Rate of Increase in Compensation Level................. 5.00%  5.00%  5.00%

  The health care cost trend rate has been revised to project at 9.0% per year until the year 2000 leveling to the ultimate 7.0%. A one percent increase in that trend rate of assumption (with all other assumptions remaining constant) would increase the service and interest cost components of the net periodic postretirement cost from $3,319,000 to $3,786,000. The impact of this one percent increase in the trend rates on the accumulated postretirement benefit obligation would be an increase to $29,667,000 at December 31, 1996.

NOTE L--STOCK OPTION PLANS

  The Bancorp Stock Option Plans (the Plans) are administered by the Compensation Committee appointed by Bancorp's Board of Directors. The options allow participants to purchase shares of common stock for a specified exercise price anytime beginning one year after the option has been granted and expiring 10 years thereafter. The exercise price is equal to the fair market value of the stock on the date the option was granted. The Plans also provide certain participants with tandem stock appreciation rights (SAR). The SAR can be exercised in lieu of the exercise of the options. The Compensation Committee has limited the exercise of SARs to $1 million per year, allocated among the participants. The expense for the SARs recognized in the income statement was $1,000,000 in 1996.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  In 1996, Bancorp shareholders approved a Director's Stock Option Plan to grant options for restricted common shares of Bancorp Hawaii, Inc. The plan grants 1,000 options to each Bancorp director who is also a director of Bank of Hawaii and 500 options to directors who are directors of Bancorp or Bank of Hawaii only. The exercise price of the option is based on the closing market price on the date of the grant and expires 10 years thereafter. Options granted are generally not transferable. If an optionee ceases to be a director for any reason other than death, the option immediately terminates. Shares purchased upon exercise of options granted are restricted shares. The shares are restricted while the individual remains a director and is redeemable at the purchase price or forfeited if the director terminates before retirement or expiration of his or her appropriate term. The 13,000 options outstanding under this plan are included in the table below.

  The following information relates to options outstanding as of December 31, 1996:

                                      OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                         --------------------------------------------- ----------------------------
                          NUMBER OF                   WEIGHTED AVERAGE  NUMBER OF
   RANGE OF                SHARES    WEIGHTED AVERAGE    REMAINING       SHARES    WEIGHTED AVERAGE
 EXERCISE PRICES         OUTSTANDING  EXERCISE PRICE  CONTRACTUAL LIFE EXERCISABLE  EXERCISE PRICE
 ---------------         ----------- ---------------- ---------------- ----------- ----------------
$12.09--$25.00..........    302,589       $18.04         32.9 months      302,589       $18.04
 25.75-- 29.50..........    761,806        28.24         80.3 months      761,806        28.24
 30.00-- 32.50..........     52,500        30.59         88.7 months       52,500        30.59
 35.50-- 43.75..........    842,000        39.69        115.2 months      381,500        36.75
                          ---------       ------        ------------    ---------       ------
  Total.................  1,958,895       $31.65         88.2 months    1,498,395       $28.44

  The following table presents the activity of Stock Option Plans for the years indicated:

                                    1996                           1995               1994
                         ------------------------------ --------------------------- ---------
                                       WEIGHTED AVERAGE            WEIGHTED AVERAGE
                          SHARES        EXERCISE PRICE   SHARES     EXERCISE PRICE   SHARES
                         ---------     ---------------- ---------  ---------------- ---------
Outstanding at January
 1...................... 1,822,453          $27.45      1,842,039       $23.53      1,340,967
  Granted...............   460,500           42.13        566,000        34.11        150,000
  Stock Dividends.......       --                             --                      662,685
  Exercised.............  (264,779)(1)       22.17       (447,876)       20.74       (240,496)
  Forfeited.............   (58,817)          25.03       (137,710)       19.91        (71,117)
  Expired...............      (462)          13.13            --           --             --
                         ---------          ------      ---------       ------      ---------
Outstanding at December
 31..................... 1,958,895          $31.65      1,822,453       $27.45      1,842,039
                         ---------          ------      ---------       ------      ---------
Options Exercisable at
 December 31............ 1,498,395                      1,278,953                   1,721,288
                         ---------                      ---------                   ---------
Shares Available for
 Future Grants..........   994,373                      1,396,056                   1,820,346
                         ---------                      ---------                   ---------

--------
(1) The price (per share) range of options exercised during 1996 was between $12.08 and $29.50 on an actual exercise price basis.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  The following table presents the pro-forma disclosures of the impact that the 1996 and 1995 option grants would have had on net income and earnings per share had the grants been measured using the fair value of accounting prescribed by SFAS No. 123 (1):

                                                           1996      1995
                                                         --------  --------
                                                           (IN THOUSANDS
                                                         EXCEPT PER SHARE
                                                         AND OPTION DATA)
     Net Income......................................... $130,605  $120,902
     Earnings per share................................. $   3.17  $   2.88
     Weighted Average Fair Value of Options
      Granted During the Year........................... $  11.71  $   9.36
     Assumptions Average Risk Free Interest Rate........     6.47%     6.51%
       Average Expected Volatility......................    17.73%    17.90%
       Expected Dividend Yield..........................     2.75%     2.75%
       Expected Life.................................... 10 years  10 years

--------
(1) The Black-Scholes option pricing model was used to develop the fair values of the grants.

NOTE M--OTHER OPERATING EXPENSE

  Other operating expense at year-end was as follows:

                                                       1996     1995     1994
                                                     -------- -------- --------
                                                     (IN THOUSANDS OF DOLLARS)
     FDIC Insurance................................. $  6,781 $  7,632 $ 13,592
     Legal and Other Professional Fees..............   17,642   15,623   18,209
     Advertising....................................   11,407   11,144   10,288
     Stationery and Supplies........................   10,678    9,247    8,769
     Other..........................................   91,851   60,798   60,729
                                                     -------- -------- --------
         Total...................................... $138,359 $104,444 $111,587
                                                     ======== ======== ========

NOTE N--INCOME TAXES

  The significant components of the provision for income taxes are as follows:

                                                       1996     1995    1994
                                                      -------  ------- -------
                                                         (IN THOUSANDS OF
                                                             DOLLARS)
     Current:
       Federal....................................... $54,960  $49,171 $60,424
       State.........................................  10,548    8,881  14,992
       Foreign.......................................  12,082    6,073   5,241
                                                      -------  ------- -------
                                                      $77,590  $64,125 $80,657
                                                      =======  ======= =======
     Deferred:
       Federal....................................... $(1,060) $ 7,520 $(1,810)
       State.........................................     166      403  (1,206)
       Foreign.......................................     --       --      --
                                                      -------  ------- -------
                                                      $  (894) $ 7,923 $(3,016)
                                                      =======  ======= =======
     Provision for Income Taxes...................... $76,696  $72,048 $77,641
                                                      =======  ======= =======

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  The current provision also includes taxes on the gains and losses on the sale of securities of $507,000, $975,000 and $(7,051,000) for 1996, 1995 and
1994, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996, 1995 and 1994 reclassified based on the tax returns as filed, are as follows:

                                                    1996      1995      1994
                                                  --------  --------  --------
                                                  (IN THOUSANDS OF DOLLARS)
     Deferred Tax Liabilities:
       Lease Transactions........................ $181,846  $181,612  $175,801
       Deferred Investment Tax Credits...........    6,003     6,851     7,318
       Accelerated Depreciation..................    1,462     1,445     1,773
       Core Deposit Intangible...................    9,141    10,206    11,270
                                                  --------  --------  --------
         Total Deferred Tax Liabilities..........  198,452   200,114   196,162
                                                  --------  --------  --------
     Deferred Tax Assets:
       Reserve for Loan Losses...................   56,201    54,426    53,886
       Accrued Pension Cost......................    4,423     4,507     6,502
       Net Operating Loss Carry Forwards.........      385     1,299     2,245
       Securities Valuation Reserve..............   (1,440)   (7,470)   11,871
       Post Retirement Benefits..................    7,497     6,343     5,166
       Other--Net................................   (7,443)   (4,763)   (1,792)
                                                  --------  --------  --------
         Total Deferred Tax Assets...............   59,623    54,342    77,878
                                                  --------  --------  --------
       Valuation Allowance for Deferred Tax
        Assets...................................     (385)   (1,299)   (1,523)
                                                  --------  --------  --------
         Net Deferred Tax Assets.................   59,238    53,043    76,355
                                                  --------  --------  --------
     Net Deferred Tax Liabilities................ $139,214  $147,071  $119,807
                                                  ========  ========  ========

  For financial statement purposes, Bancorp had deferred investment tax credits for property purchased for lease to customers of $6,003,000, $6,851,000 and $7,318,0000 at December 31, 1996, 1995 and 1994, respectively.
In 1996, 1995 and 1994, investment tax credits included in the computation of the provision for income taxes were $848,000, $467,000 and $334,000, respectively.

  The following analysis reconciles the Federal statutory income tax rate to the effective consolidated income tax rate:

                                                           1996   1995   1994
                                                           ----   ----   ----
     Statutory Federal Income Tax Rate.................... 35.0 % 35.0 % 35.0 %
     Increase (Decrease) in Tax Rate Resulting From:
       State Taxes, Net of Federal Income Tax and Foreign
        Tax Adjustments...................................  3.3    3.1    4.6
       Tax-Exempt Interest Income......................... (0.3)  (0.5)  (0.5)
       Low Income Housing and Investment Tax Credit....... (1.2)  (0.7)  (0.4)
       Other.............................................. (0.2)   0.3    1.0
                                                           ----   ----   ----
     Effective Tax Rate................................... 36.6 % 37.2 % 39.7 %
                                                           ====   ====   ====

  For financial statement purposes, no deferred income tax liability has been recorded by Bancorp Pacific, Inc. for tax bad debt reserves that arose in tax years beginning before December 31, 1987. Such tax bad debt

                     BANCORP HAWAII, INC. AND SUBSIDIARIES
reserves total approximately $18.2 million for which no provision for federal income taxes has been provided. If these amounts are used for purposes other than to absorb bad debt losses, they will be subject to federal income taxes at the then applicable rates.

NOTE O--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  Bancorp is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest and foreign exchange rates. These financial instruments include commitments to extend credit, foreign exchange contracts, standby letters of credit, and interest rate swaps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of condition. The contract or notional amounts of those instruments reflect the extent of involvement Bancorp has in particular classes of financial instruments. The FASB has segregated certain of these off-balance sheet financial instruments that include foreign exchange and interest rate swap type of instruments, as derivative financial instruments. FASB has further categorized these derivative financial instruments into "held or issued for purposes other than trading" or "trading." Bancorp has not utilized these derivative financial instruments for trading purposes.

  Bancorp's exposure to credit risk is the loss in the event of nonperformance by the other party to the transaction. Credit risks associated with off-balance sheet financial instruments are similar to those relating to on-balance sheet financial instruments. Bancorp manages off-balance sheet credit risk with the same standards and procedures applied to Bancorp's commercial lending activity.

  Descriptions of these financial instruments with off-balance sheet risks follow:

 Traditional Off-Balance Sheet Risk Instruments

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

 Derivative Financial Instruments Held or Issued for Other Than Trading

  Foreign exchange contracts are contracts for delayed delivery of a foreign currency in which the seller agrees to make delivery at a specified future date at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in exchange rates and interest rates. Collateral is generally not required for these transactions. Net revenue (loss) on foreign exchange contracts totaled $(1.1) million, $0.3 million and $0.2 million for 1996, 1995 and 1994, respectively.

  Bancorp entered into various interest-rate swaps in managing its interest-rate risk. In these arrangements, Bancorp agreed to exchange, at specified intervals, the difference between fixed- and floating-interest amounts calculated on an agreed-upon notional principal amount. Bancorp used swap agreements to effectively convert portions of its floating rate loans to a fixed rate basis. At December 31, 1996, $673 million of such "receive-fixed" swaps were in effect. The net amount payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income. The related amount payable or receivable from counterparties is included in accrued interest payable or receivable. The fair value of the swap agreements are not recognized in the financial statements.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  Bancorp's current credit exposure on swaps is equal to the market value of the interest-rate swaps plus or minus the market value of any collateral exchanged with swap counterparties. The aggregate credit exposure on swaps at year-end 1996 was $0.9 million. The market value of all positions at year-end 1996 was $(7.7) million compared with $(8.3) million at year-end 1995. Net revenue (expense) on interest rate swap agreements totaled $(4.2) million, $(11.7) million and $7.7 million for 1996, 1995 and 1994, respectively.

  The table below summarizes by notional amounts the activity for each major category of swaps in 1996. Bancorp had no deferred gains or losses relating to terminated swap contracts in 1996.

                                                  RECEIVE
                                                   FIXED     PAY FIXED
                                                 ----------  ---------
                                                  (IN THOUSANDS OF DOLLARS)
     Balance, December 31, 1993................. $1,278,769  $ 119,821
       Additions................................    350,000        --
       Maturities/Amortizations.................   (156,719)      (524)
                                                 ----------  ---------
     Balance, December 31, 1994................. $1,472,050  $ 119,297
       Additions................................        --         --
       Maturities/Amortizations.................   (376,814)  (100,524)
                                                 ----------  ---------
     Balance, December 31, 1995................. $1,095,236  $  18,773
       Additions................................        --         --
       Maturities/Amortizations.................   (421,999)   (18,773)
                                                 ----------  ---------
     Balance, December 31, 1996................. $  673,237  $       0
                                                 ==========  =========

  The approximate annual maturities of swap agreements outstanding as of December 31, 1996 were:

                                            NOTIONAL PRINCIPAL EXPECTED TO
                                                      MATURE IN
                                          -------------------------------------
                                            1997      1998     1999     TOTAL
                                          --------  --------  -------  --------
                                              (IN THOUSANDS OF DOLLARS)
Receive-Fixed Interest Rate Swaps:
  Fixed Maturity......................... $140,000  $100,000  $   --   $240,000
    Pay Rate.............................     5.69%      --       --        --
    Receive Rate.........................     5.34%     5.37%     --        --
  Amortizing (1).........................  133,622   201,906   97,709   433,237
    Pay Rate.............................     5.76%      --       --        --
    Receive Rate.........................     5.17%     5.22%    5.30%      --

--------
(1) Amortization estimated utilizing average prepayment speeds provided by various dealers in these instruments.

NOTE P--FAIR VALUES OF FINANCIAL INSTRUMENTS

  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Bancorp.

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

    Short-Term Borrowings: The carrying amounts of securities sold under agreements to repurchase, funds purchased, commercial paper, and other short-term borrowings approximate their fair values.

    Long-Term Debt: Fair values for long-term debt are estimated using discounted cash flow analyses, based on Bancorp's current incremental borrowing rates for similar types of borrowings.

    Off-Balance Sheet Instruments: Fair values for off-balance sheet instruments (e.g., commitments to extend credit, standby letters of credit, commercial letters of credit, foreign exchange and swap contracts, and interest rate swap agreements) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing, current settlement values or quoted market prices of comparable instruments.

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

  The following table presents the fair values of Bancorp's financial instruments at December 31, 1996, 1995 and 1994.

                                        1996                   1995                   1994
                                ---------------------  ---------------------  ---------------------
                                 BOOK OR                BOOK OR                BOOK OR
                                 NOTIONAL     FAIR      NOTIONAL     FAIR      NOTIONAL     FAIR
                                  VALUE      VALUE       VALUE      VALUE       VALUE      VALUE
                                ---------- ----------  ---------- ----------  ---------- ----------
                                                    (IN THOUSANDS OF DOLLARS)
FINANCIAL INSTRUMENTS--ASSETS
  Loans (1)...................  $7,988,400 $8,123,400  $7,565,800 $7,741,700  $7,327,700 $7,364,800
  Investment Securities (2)...   3,631,700  3,634,000   3,360,200  3,366,300   3,150,900  3,101,600
  Other Financial Assets (3)..     779,100    779,100     905,300    905,300     794,900    794,900
FINANCIAL INSTRUMENTS--
 LIABILITIES
  Deposits....................   8,677,100  8,681,800   7,576,800  7,627,600   7,115,100  7,055,900
  Short-Term Borrowings (4)...   2,968,800  2,968,800   3,190,800  3,190,800   3,340,300  3,340,300
  Long-Term Debt (5)..........     926,300    861,500   1,057,900  1,053,500     856,500    821,300
FINANCIAL INSTRUMENTS--
 OFF-BALANCE SHEET
  Financial Instruments Whose
   Contract Amounts Represent
   Credit Risk:
    Commitments to Extend
     Credit...................   3,840,187     10,152   3,615,188      9,582   3,187,455      9,548
    Standby Letters of Credit.     257,370      4,853     224,398      4,224     233,276      4,416
    Commercial Letters of
     Credit...................     239,718        361     244,776        374     144,319        210
  Financial Instruments Whose
   Notional or Contract
   Amounts Exceed the Amount
   of Credit Risk:
    Foreign Exchange and Swap
     Contracts................     631,313        861     510,759      1,203     285,390        229
    Interest Rate Swap
     Agreements...............     673,237     (7,717)  1,114,009     (8,310)  1,591,347    (91,420)

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

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

NOTE Q--PARENT COMPANY FINANCIAL STATEMENTS

  Condensed financial statements of Bancorp Hawaii, Inc. (Parent only) follow:

 Condensed Statements of Income

                                                     YEARS ENDED DECEMBER 31
                                                    --------------------------
                                                      1996     1995     1994
                                                    -------- -------- --------
                                                    (IN THOUSANDS OF DOLLARS)
Dividends From
  Bank Subsidiaries................................ $106,165 $ 44,426 $ 69,416
  Other Subsidiaries...............................   15,000    7,000   34,000
Interest Income
  From Subsidiaries................................    5,415    6,059    4,873
  From Others......................................    1,919      939    1,029
Other Income.......................................      143       48       47
Securities Gains...................................      661      136       10
                                                    -------- -------- --------
    Total Income...................................  129,303   58,608  109,375
Interest Expense...................................    8,036    7,110    6,505
Other Expense......................................    5,950    6,015    7,323
                                                    -------- -------- --------
    Total Expense..................................   13,986   13,125   13,828
Income Before Income Taxes and Equity in
 Undistributed Income of Subsidiaries..............  115,317   45,483   95,547
Income Tax Benefits................................    2,024    2,484    2,084
                                                    -------- -------- --------
Income Before Equity in Undistributed Income.......  117,341   47,967   97,631
Equity in Undistributed Income of Subsidiaries
  Bank Subsidiaries................................   15,539   61,372   32,044
  Other Subsidiaries...............................      244   12,461  (11,937)
                                                    -------- -------- --------
                                                      15,783   73,833   20,107
                                                    -------- -------- --------
Net Income......................................... $133,124 $121,800 $117,738
                                                    ======== ======== ========

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

 Condensed Statements of Condition

                                                         DECEMBER 31
                                               --------------------------------
                                                  1996       1995       1994
                                               ---------- ---------- ----------
                                                  (IN THOUSANDS OF DOLLARS)
Assets
  Cash in Bank of Hawaii...................... $      134 $      245 $      160
  Investment Securities Available for Sale....     11,931     12,740      1,503
  Equity in Net Assets of Bank Subsidiaries...    868,066    881,160    788,864
  Equity in Net Assets of Other Subsidiaries..    162,446    147,491    134,810
  Interest Bearing Deposits from Bank.........    200,300     89,446     79,200
  Net Loans...................................     10,298     12,638     12,963
  Trading Securities..........................      1,663        --         472
  Other Assets................................     57,782     54,006     84,367
                                               ---------- ---------- ----------
    Total Assets.............................. $1,312,620 $1,197,726 $1,102,339
                                               ========== ========== ==========
Liabilities and Shareholders' Equity
  Commercial Paper and Short-Term Borrowings.. $   70,827 $   74,559 $   69,114
  Long-Term Debt..............................    163,093     60,000     55,000
  Other Liabilities...........................     12,578      8,731     11,437
  Shareholders' Equity........................  1,066,122  1,054,436    966,788
                                               ---------- ---------- ----------
    Total Liabilities and Shareholders'
     Equity................................... $1,312,620 $1,197,726 $1,102,339
                                               ========== ========== ==========

                     BANCORP HAWAII, INC. AND SUBSIDIARIES

Condensed Statements of Cash Flows

                                                  YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1996       1995      1994
                                                ---------  --------  ---------
                                                 (IN THOUSANDS OF DOLLARS)
Operating Activities
  Net Income................................... $ 133,124  $121,800  $ 117,738
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities
    Provision for Loan Losses and Amortization
     Expense...................................     3,943     3,943      4,730
    Realized Investment Securities Gains.......      (653)      --         --
    Undistributed Income from Subsidiaries.....   (15,783)  (73,833)   (20,107)
    Net Decrease (Increase) in Trading
     Securities................................    (1,663)      472        403
    Other Assets and Liabilities, Net..........    (3,468)   23,052    (35,349)
                                                ---------  --------  ---------
      Net Cash Provided by Operating
       Activities..............................   115,500    75,434     67,415
Investing Activities
  Investment Securities Transactions, Net......       449    (9,800)       --
  Interest Bearing Deposits, Net...............  (110,854)  (10,246)    67,500
  Loan Transactions, Net.......................     2,340       411      3,214
  Capital Contributions to Subsidiaries, Net...    (3,093)       17       (249)
                                                ---------  --------  ---------
      Net Cash Provided (Used) by Investing
       Activities..............................  (111,158)  (19,618)    70,465
Financing Activities
  Net Proceeds (Repayments) from Borrowings....    99,361    10,445    (67,513)
  Proceeds from Sale of Stock..................    13,991    19,023     18,016
  Stock Repurchased............................   (70,444)  (40,004)   (44,297)
  Cash Dividends Paid..........................   (47,361)  (45,195)   (44,114)
                                                ---------  --------  ---------
      Net Cash Used by Financing Activities....    (4,453)  (55,731)  (137,908)
      Increase (Decrease) in Cash..............      (111)       85        (28)
  Cash at Beginning of Year....................       245       160        188
                                                ---------  --------  ---------
  Cash at End of Year.......................... $     134  $    245  $     160
                                                =========  ========  =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

  The following information required by the Instructions to Form 10-K is (except as otherwise indicated below) incorporated herein by reference from various pages of the Bancorp Hawaii, Inc. Proxy Statement for the annual meeting of shareholders to be held on April 25, 1997, as summarized below:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Election of Directors on pages 2-7. Disclosure of Compliance with section 16 (a) of the Securities Exchange Act on page 8.

    For information concerning executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

    Executive Compensation on pages 11-16.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Voting Securities and Principal Holders Thereof and Election of Directors on pages 1-8.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Transactions with Management and Others on pages 23-24.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements and Schedules

    The following consolidated financial statements of Bancorp Hawaii, Inc. and subsidiaries are included in Item 8:

      Consolidated statements of condition--December 31, 1996, 1995, and
      1994

      Consolidated statements of income--Years ended December 31, 1996, 1995, and 1994

      Consolidated statements of shareholders' equity--Years ended December 31, 1996, 1995, and 1994

      Consolidated statements of cash flows--Years ended December 31, 1996, 1995, and 1994

      Notes to consolidated financial statements--December 31, 1996

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

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER
 -------
  3.1    Articles of Incorporation and (incorporated herein by reference to
         Exhibit #3 of Form 10-K for fiscal year ended December 31, 1990)
  3.2    Revised By-laws dated July 26, 1996
  4.1    Instruments Defining the Rights of Holders of Long-Term Debt
 10.1    Bancorp Hawaii, Inc., One-Year Incentive Plan Effective January 1,
         1997*
 10.2    Bancorp Hawaii, Inc., One-Year Executive Incentive Plan Effective
         January 1, 1997*
 10.3    Bancorp Hawaii, Inc., Sustained Profit Growth Plan Effective January
         1, 1997*
 10.4    Bancorp Hawaii, Inc. Key Executive Severance Plan dated April 27, 1983
         (incorporated herein by reference to Exhibit 10.4 of Form 10K for the fiscal year ended December 31, 1995)*
 10.5    Bancorp Hawaii, Inc. Stock Option Plan of 1983 (incorporated herein by reference to Exhibit 4(a) of Registration No. 2-84164)*
 10.6    Bancorp Hawaii, Inc. Stock Option Plan of 1988 (incorporated herein by reference to Exhibit 4(a) of Registration No. 33-23495)*
 10.7    Bancorp Hawaii, Inc. Stock Option Plan of 1994 (incorporated herein by reference to Exhibit 4(a) of Registration No. 33-54777)*
 10.8    Bancorp Hawaii, Inc., One-Year Executive Incentive Plan Effective
         January 1, 1996 (incorporated herein by reference to Exhibit 10.2 of
         Form 10K for the fiscal year ended December 31, 1995)*
 10.9    Bancorp Hawaii, Inc., One-Year Incentive Plan Effective January 1,
         1996 (incorporated herein by reference to Exhibit 10.1 of Form 10K for the fiscal year ended December 31, 1995)*
 10.10   Bancorp Hawaii, Inc., Sustained Profit Growth Plan Effective January
         1, 1994 (incorporated herein by reference to Exhibit C of Bancorp
         Hawaii, Inc. 1994 Proxy Statement dated March 10, 1994)*
 10.11   Bancorp Hawaii, Inc., Sustained Profit Growth Plan Effective January
         1, 1995 (incorporated herein by reference to Exhibit 10(d) of Bancorp
         Hawaii, Inc. Form 10K for the fiscal year ended December 31, 1994)*
 10.12   Form of Key Executive Severance Agreement (incorporated herein by reference to Exhibit 19(e) of Bancorp Hawaii, Inc. Form 10K for the
         fiscal year ended December 31, 1989 for L. M. Johnson)*
 10.13   Form of Amended Key Executive Change-in-Control Severance Agreement
         (incorporated herein by reference to Exhibit 10(e) of Bancorp Hawaii,
         Inc. 10K for the fiscal year ended December 31, 1994--October 3, 1994 for R. J. Dahl)*
 10.14   Form of Key Executive Change-in-Control Severance Agreement
         (incorporated herein by reference to Exhibit 10(f) of Bancorp Hawaii,
         Inc. 10K for the fiscal year ended December 31, 1994--October 3, 1994 for A. Kuioka)*
 10.15   Form of Executive Change-in-Control Severance Agreement (incorporated herein by reference to Exhibit 10(g) of Bancorp Hawaii, Inc. 10K for the fiscal year ended December 31, 1994--for D. Houle)*
 10.16   Bancorp Hawaii, Inc. Directors' Deferred Compensation Plan
         (Restatement Effective 1/1/96) with Amendment No. 96-1; Trust
         Agreement (Effective 9/1/96) (incorporated by reference herein to
         Exhibit (4) of Registration No. 333-14929).*
 10.17   Bancorp Hawaii Inc. Directors Stock Compensation Program (Incorporated
         herein by reference to Exhibit (4) of Registration No. 333-02835).*
 11.1    Statement Regarding Computation of Per Share Earnings
 12.1    Statement Regarding Computation of Ratios
 19.1    Report to Shareholders for Quarter ended September 30, 1996
 21.1    Subsidiaries of the Registrant
 23.1    Consent of Independent Auditors
 27.1    Financial Data Schedule

   * Management contract or compensatory plan or arrangement.

  (b) Registrant filed two Form 8-Ks during the quarter ended December 31, 1996 to report Thomas Leppert joining Bank of Hawaii as a Vice Chairman and a private offering of $100 million issued by Bancorp Hawaii Capital Trust I.

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

                            STATISTICAL DISCLOSURES

                             CONTENTS AND REFERENCE

  The following statistical disclosures required by the Instructions to Form 10-K are summarized below:

ITEM I. DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

    Interest Differential--Table 22 on page 40.

    Consolidated Average Balances, Income and Expense Summary, and Yields and Rates--Taxable Equivalent--Table 13 on page 30.

    Average Loans--Table 19 on page 38.

    Average Deposits--Table 21 on page 39.

ITEM II. INVESTMENT PORTFOLIO

    Note B to the Audited Financial Statements on pages 52-54.

    Maturity Distribution--Table 17 on page 37.

ITEM III. LOAN PORTFOLIO

    Loan Portfolio Balances--Table 3 on page 15.

    Maturities and Sensitivities of Loans to Changes in Interest Rates-- Table 20 on page 38.

    Non-Performing Assets and Accruing Loans Past Due 90 Days or More-- Table 6 on page 20.

    Foregone Interest on Non-Accruals--Table 5 on page 20.

    Potential Problem Assets--Narrative on page 25.

    Geographic Distribution of Cross-Border International Assets--Table 10 on page 25.

ITEM IV. SUMMARY OF LOAN LOSS EXPERIENCE

    Summary of Loan Loss Experience--Table 7 on page 22.

    Allocation of Loan Loss Reserve--Table 8 on page 23.

    Narrative on page 21.

ITEM V. DEPOSITS

    Consolidated Average Balances, Income and Expense Summary, and Yields and Rates--Taxable Equivalent--Table 13 on page 30.

    Note E to the Audited Financial Statements on page 58.

ITEM VI. RETURN ON EQUITY AND ASSETS

                                                            1996   1995   1994
                                                            -----  -----  -----
      Return on Assets.....................................  0.99%  0.98%  0.93%
      Return on Equity..................................... 12.43% 11.87% 12.13%
      Dividend Payout Ratio................................ 35.91% 37.24% 37.82%
      Equity to Assets Ratio...............................  7.95%  8.27%  7.71%

ITEM VII. SHORT-TERM BORROWINGS

  Note F to the Audited Financial Statements on pages 59 to 60.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


Date:  February 26, 1997                 Bancorp Hawaii, Inc.

                                               /s/ Lawrence M. Johnson
                                         By:___________________________________
                                                  Lawrence M. Johnson
                                               Chairman of the Board and
                                                Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATE INDICATED.

Date: February 26, 1997

     /s/ Lawrence M. Johnson                  /s/ H. Howard Stephenson
-------------------------------------    -------------------------------------
         Lawrence M. Johnson                      H. Howard Stephenson
              Director                                  Director

       /s/ Peter D. Baldwin                      /s/ Fred E. Trotter
-------------------------------------    -------------------------------------
          Peter D. Baldwin                          Fred E. Trotter
              Director                                  Director

     /s/ Mary G. F. Bitterman                 /s/ Stanley S. Takahashi
-------------------------------------    -------------------------------------
        Mary G. F. Bitterman                      Stanley S. Takahashi
              Director                                  Director

       /s/ Richard J. Dahl                         /s/ K. Tim Yee
-------------------------------------    -------------------------------------
           Richard J. Dahl                             K. Tim Yee
              Director                                  Director

       /s/ David A. Heenan                       /s/ David A. Houle
-------------------------------------    -------------------------------------
           David A. Heenan                           David A. Houle
              Director                          Chief Financial Officer

       /s/ Stuart T. K. Ho                       /s/ Denis K. Isono
-------------------------------------    -------------------------------------
           Stuart T. K. Ho                           Denis K. Isono
              Director                          Chief Accounting Officer

   /s/ Herbert M. Richards, Jr.
-------------------------------------
      Herbert M. Richards, Jr.
              Director