Form 10-Q
period 1997-03-31
PACIFIC CENTURY FINANCIAL CORP
filed 1997-05-15
CIK 46195

U N I T E D   S T A T E S

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-Q

  (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

                                 or

[   ]           Transition Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

                   Commission File Number 1-6887

                PACIFIC CENTURY FINANCIAL CORPORATION
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

                          (808) 643-3888
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

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

Common Stock, $2 Par Value; outstanding at April 30, 1997 -
39,335,249 shares

PACIFIC CENTURY FINANCIAL CORPORATION and subsidiaries
March 31, 1997




PART I. - Financial Information

Item 1.         Financial Statements

Consolidated Statements of Condition (Unaudited)   Pacific Century Financial Corporation and subsidiaries
----------------------------------------------------------------------------------------------------------
                                                                       March 31  December 31     March 31
(in thousands of dollars)                                                  1997         1996         1996
----------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                              $562,222     $635,519     $656,292
Investment Securities - Held to Maturity
 (Market Value of $1,284,374, $1,261,146 and $815,718 respectively)   1,289,263    1,258,756      817,733
Investment Securities - Available for Sale                            2,419,376    2,372,897    2,365,855
Funds Sold                                                               72,499      141,920       64,922
Loans                                                                 8,753,384    8,699,286    8,247,669
  Unearned Income                                                      (182,472)    (183,586)    (145,924)
  Reserve for Possible Loan Losses                                     (170,059)    (167,795)    (152,053)
----------------------------------------------------------------------------------------------------------
Net Loans                                                             8,400,853    8,347,905    7,949,692
----------------------------------------------------------------------------------------------------------
    Total Earning Assets                                             12,744,213   12,756,997   11,854,494
Cash and Non-Interest Bearing Deposits                                  532,009      581,221      430,859
Premises and Equipment                                                  269,506      273,122      252,600
Customers' Acceptance Liability                                          33,158       21,178       18,719
Accrued Interest Receivable                                              83,457       88,074       76,471
Other Real Estate                                                        11,274       10,711        9,171
Intangibles, including Goodwill                                         115,183       96,456       86,180
Trading Securities                                                        2,067        1,687           33
Other Assets                                                            195,927      179,721      176,606
----------------------------------------------------------------------------------------------------------
    Total Assets                                                    $13,986,794  $14,009,167  $12,905,133
==========================================================================================================

Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                      $1,473,197   $1,435,091   $1,341,678
                 - Interest-Bearing                                   1,765,568    1,724,105    1,655,638
  Savings                                                               854,633      866,453      984,709
  Time                                                                2,920,405    2,571,569    2,265,413
Foreign Deposits
  Demand - Non-Interest Bearing                                         331,989      553,274       60,415
  Time Due to Banks                                                     821,807      804,818      635,766
  Other Savings and Time                                                946,193      728,769      374,578
----------------------------------------------------------------------------------------------------------
    Total Deposits                                                    9,113,792    8,684,079    7,318,197

Securities Sold Under Agreements to Repurchase                        1,995,206    2,075,571    1,988,960
Funds Purchased                                                         376,688      599,994      605,980
Short-Term Borrowings                                                   368,297      293,257      462,895
Bank's Acceptances Outstanding                                           33,158       21,178       18,719
Accrued Pension Costs                                                    19,573       17,309       24,052
Accrued Interest Payable                                                 70,229       69,545       60,093
Accrued Taxes Payable                                                   158,340      154,984      165,055
Minority Interest                                                         7,486        9,307        2,580
Other Liabilities                                                        84,271       85,678       69,827
Long-Term Debt                                                          698,350      932,143    1,142,111
----------------------------------------------------------------------------------------------------------
    Total Liabilities                                                12,925,390   12,943,045   11,858,469


Shareholders' Equity
Common Stock ($2 par value), authorized 100,000,000 shares;
    outstanding,  March 1997 - 39,685,182;
    December 1996 - 39,959,234; March 1996 - 40,805,147;                 79,370       79,918       81,610
Surplus                                                                 174,180      186,391      222,573
Unrealized Valuation Adjustments                                        (19,237)      (3,722)       3,541
Retained Earnings                                                       827,091      803,535      738,940
----------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                        1,061,404    1,066,122    1,046,664
----------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                      $13,986,794  $14,009,167  $12,905,133
==========================================================================================================

Consolidated Statements of Income (Unaudited)      Pacific Century Financial Corporation and subsidiaries
----------------------------------------------------------------------------------------------------------
                                                                                    3 Months     3 Months
                                                                                       Ended        Ended
                                                                                    March 31     March 31
(in thousands of dollars except per share amounts)                                      1997         1996
----------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                                                 $166,325     $156,438
  Loan Fees                                                                            9,370        8,294
  Income on Lease Financing                                                            8,376        3,034
  Interest and Dividends on Investment Securities
    Taxable                                                                           19,789       14,616
    Non-taxable                                                                          292          311
  Income on Investment Securities Available for Sale                                  39,001       37,569
  Interest on Deposits                                                                 9,669        9,812
  Interest on Security Resale Agreements                                                  63           --
  Interest on Funds Sold                                                                 888        1,162
----------------------------------------------------------------------------------------------------------
Total Interest Income                                                                253,773      231,236
Interest Expense
  Interest on Deposits                                                                76,897       63,002
  Interest on Security Repurchase Agreements                                          26,633       25,343
  Interest on Funds Purchased                                                          6,300        7,366
  Interest on Short-Term Borrowings                                                    3,903        6,144
  Interest on Long-Term Debt                                                          11,401       16,395

----------------------------------------------------------------------------------------------------------
Total Interest Expense                                                               125,134      118,250
----------------------------------------------------------------------------------------------------------

Net Interest Income                                                                  128,639      112,986
Provision for Possible Loan Losses                                                     5,088        4,424
----------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Possible Loan Losses                         123,551      108,562
Non-Interest Income
  Trust Income                                                                        13,367       12,904
  Service Charges on Deposit Accounts                                                  6,680        5,991
  Fees, Exchange, and Other Service Charges                                           14,655       12,529
  Other Operating Income                                                               8,592        6,182
  Investment Securities Gains (Losses)                                                   463         (129)
----------------------------------------------------------------------------------------------------------
Total Non-Interest Income                                                             43,757       37,477
Non-Interest Expense
  Salaries                                                                            41,478       36,620
  Pensions and Other Employee Benefits                                                15,084       13,409
  Net Occupancy Expense of Premises                                                   10,337       10,782
  Net Equipment Expense                                                                9,032        7,757
  Other Operating Expense                                                             33,414       28,854
  Minority Interest                                                                      320          156
----------------------------------------------------------------------------------------------------------
Total Non-Interest Expense                                                           109,665       97,578
----------------------------------------------------------------------------------------------------------
      Income Before Income Taxes                                                      57,643       48,461
Provision for Income Taxes                                                            22,162       15,751
----------------------------------------------------------------------------------------------------------

      Net Income                                                                     $35,481      $32,710
==========================================================================================================
Earnings Per Common Share and Common Share Equivalents                                 $0.88        $0.79
----------------------------------------------------------------------------------------------------------
Average Common Shares and Common Share Equivalents Outstanding                    40,271,261   41,546,033
----------------------------------------------------------------------------------------------------------

Consolidated Statements of Shareholders' Equity (Unaudited)             Pacific Century Financial Corporation
                                                                        and subsidiaries
----------------------------------------------------------------------------------------------------------------
                                                                  Common                 Unrealized    Retained
(in thousands of dollars except per share amounts)     Total       Stock     Surplus  Valuation Adj.   Earnings
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                      $1,066,122     $79,918    $186,391        ($3,722)   $803,535
Net Income                                            35,481        -           -              -         35,481
Sale of Common Stock
   43,365 Profit Sharing Plan                          1,926          87       1,839           -           -
   65,009 Stock Option Plan                            1,672         130       1,542           -           -
   35,453 Dividend Reinvestment Plan                   1,601          71       1,530           -           -
      221 Directors' Restricted Shares and
               Deferred Compensation Plan                  9        -              9           -           -
Stock Repurchased                                    (17,967)       (836)    (17,131)          -           -
Unrealized Valuation Adjustments
   Investment Securities                              (9,384)       -           -            (9,384)       -
   Foreign Exchange Translation Adjustment            (6,131)       -           -            (6,131)       -
Cash Dividends Paid of $.30 Per Share                (11,925)       -           -              -        (11,925)
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                         $1,061,404     $79,370    $174,180       ($19,237)   $827,091
================================================================================================================

Balance at December 31, 1995                      $1,054,436     $82,682    $240,080        $13,902    $717,772
Net Income                                            32,710        -           -              -         32,710
Sale of Common Stock
   30,986 Profit Sharing Plan                          1,056          62         994           -           -
   24,851 Stock Option Plan                              538          50         488           -           -
   50,393 Dividend Reinvestment Plan                   2,116         100       2,016           -           -
Stock Repurchased                                    (22,289)     (1,284)    (21,005)          -           -
Unrealized Valuation Adjustments
   Investment Securities                              (8,363)       -           -            (8,363)       -
   Foreign Exchange Translation Adjustment            (1,998)       -           -            (1,998)       -
Cash Dividends Paid of $.28 Per Share                (11,542)       -           -              -        (11,542)
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996                         $1,046,664     $81,610    $222,573         $3,541    $738,940
================================================================================================================
/TABLE

Consolidated Statements of Cash Flows  (Unaudited)              Pacific Century Financial Corporation and subsidiaries
-----------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31
(in thousands of dollars)                                                                       1997              1996
-----------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                                   $35,481           $32,710
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses, depreciation, and amortization of income and expense          5,301             3,970
      Deferred income taxes                                                                    7,591            (4,711)
      Realized and unrealized investment security gains                                         (448)          139,338
      Net decrease in trading securities                                                        (380)               (4)
      Other assets and liabilities, net                                                      (15,842)           32,600
                                                                                       --------------    --------------
      Net cash provided by operating activities                                               31,703           203,903
-----------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from redemptions of investment securities held to maturity                           37,396           360,056
Purchases of investment securities held to maturity                                          (20,434)          (48,538)
Proceeds from sales of investment securities available for sale                               91,800           345,457
Purchases of investment securities available for sale                                       (153,471)         (633,686)
Net decrease in interest-bearing deposits placed in other banks                               74,155           132,758
Net decrease (increase) in funds sold                                                         69,421            51,251
Net increase in loans and lease financing                                                    (26,145)          (91,906)
Premises and equipment, net                                                                   (2,438)          (12,441)
Purchase of Bank of Hawaii (PNG), Ltd., net of cash and non-interest                          (5,371)               --
   bearing deposits acquired
Purchase of Home Savings of America branches, net of cash and non-interest
   bearing deposits acquired                                                                 235,020                --
                                                                                       --------------    --------------
      Net cash provided by investing activities                                              299,933           102,951
-----------------------------------------------------------------------------------------------------------------------
Financing Activities
Net increase in demand, savings, and time deposits                                           112,417          (258,573)
Proceeds from lines of credit and long-term debt                                                 103           286,634
Principal payments on lines of credit and long-term debt                                    (233,896)         (207,959)
Net decrease in short-term borrowings                                                       (228,657)         (133,009)
Proceeds from sale (repurchase) of stock                                                     (12,759)          (18,579)
Cash dividends                                                                               (11,925)          (11,542)
                                                                                       --------------    --------------
      Net cash used by financing activities                                                 (374,717)         (343,028)

Effect of exchange rate changes on cash                                                       (6,131)           (1,998)
                                                                                       --------------    --------------
      Decrease in cash and non-interest bearing deposits                                     (49,212)          (38,172)

Cash and non-interest bearing deposits at beginning of year                                  581,221           469,031
                                                                                       --------------    --------------
Cash and non-interest bearing deposits at end of period                                     $532,009          $430,859
-----------------------------------------------------------------------------------------------------------------------

Note 1.        Name Change

        On April 25, 1997, the company's name was changed from Bancorp Hawaii, Inc. to Pacific Century Financial Corporation. The change was made to better reflect the company's strategic goals to grow in Hawaii and throughout the Pacific and to position it as a full-service financial provider. Bank of Hawaii will maintain its name along with First Federal Savings & Loan Association of America, however, several of the company's other subsidiaries will adopt the name Pacific Century and the name will be applied to financial products offered by the company.

Note 2.         Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments of a normal and recurring nature, including adjustments related to completed acquisitions which are necessary for a fair presentation of the results for the interim periods, and should be read in conjunction with the audited consolidated financial statements and related notes included in Pacific Century's 1996 Annual Report to Shareholders. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

        Certain reclassifications have been made from prior year amounts to conform to the 1997 presentation.

Note 3.         Recent Accounting Pronouncements

        In June 1996, Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" was issued. SFAS No. 125 establishes the accounting for transfers and servicing of financial assets and extinguishment of liabilities. In the first quarter of 1997, there was no impact of SFAS No. 125. In accordance with the statement, an entity recognizes the financial assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The statement also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Servicing assets and liabilities would subsequently be measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In October 1996 Financial Accounting Standards
Board (Board) issued SFAS No. 127 which deferred for one year paragraphs 9-12 (Accounting for Transfers and Servicing of Financial Assets) for securities lending, repurchase agreements, dollar rolls, and other similar secured transactions. The Board also agreed to defer for one year paragraph 15 (Secured borrowings and Collateral) for all transactions.

        In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Capital Structure". SFAS No. 128 simplifies the calculation of earnings per share (EPS) and makes it comparable to international standards. SFAS No. 129 consolidates the existing guidance from several other pronouncements relating to an entity's capital structure.

        SFAS No. 128 is effective for both interim and annual financial
statements for periods ending after December 15, 1997.   Earlier
application is not permitted. Under SFAS No. 128, basic EPS for the first quarter would have been $0.89 and dilutive EPS $0.88.

        Under SFAS No. 128 primary EPS is replaced with a calculation called basic EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Fully diluted EPS has not changed significantly but has been renamed diluted EPS. Under the new rules, income available to common shareholders should be adjusted for the assumed conversion of all potentially dilutive securities. The treasury stock method is used to calculate the dilutive effect of options and warrants. The treasury stock method is applied using the average market price of the company's common stock during the period rather than the higher of the average market price or the ending market price. The dilutive effect of convertible debt or convertible preferred stock will be calculated using the if-converted method, which assumes conversion at the beginning of the period if the effect is dilutive.

Note 4.         Mergers and Acquisitions

        In February 1997, Bank of Hawaii International Inc. acquired 100% of the Indosuez Niugini Bank, Ltd. from Indosuez Bank, Ltd. for approximately $5.6 million. Indosuez Niugini Bank, Ltd. has been renamed Bank of Hawaii (PNG), Ltd. At March 31, 1997 the Bank has approximately $93 million in total assets. As a result of the acquisition the Bank recognized $2.5 million in goodwill and will amortize it over 15 years. The acquisition was accounted for as a purchase.

        In March 1997, Pacific Century Bank, N.A. (PCB), a wholly-owned subsidiary of Pacific Century purchased approximately $254 million in deposits from Home Savings located in Tucson, Arizona. As a result of the purchase, PCB now has a combined total of ten branches servicing customers in the greater Phoenix vicinity, Tucson and Yuma, Arizona. Pacific Century paid approximately $19.7 million for the core deposit base, deposit premium intangibles and other items.

        On February 24, 1997, Pacific Century announced the signing of a definitive agreement for Pacific Century to acquire CU Bancorp and its subsidiary bank, California United Bank, a $844 million asset financial institution with 21 branches in Westwood, the San Gabriel and San Fernando valleys, the South Bay, and Ventura and Orange counties in southern California. Under terms of the agreement, which is subject to federal and state regulators and shareholder approval, CU Bancorp stock will be converted into rights to receive $15.34 per share in cash and/or Pacific Century stock. At least 60% and not more than 80% of CU Bancorp's stock will be subject to stock-for-stock conversion. The total merger consideration will be approximately $183 million. Pacific Century estimates the merger will be completed in the third quarter of 1997 and will be accounted for as a purchase.

Note 5.         Income Taxes

        The provision for income taxes is computed by applying statutory federal and state income tax rates to income before income taxes as reported in the financial statements after deducting non-taxable items, principally from state taxes, net of federal income tax and foreign tax adjustments, low income housing and investment tax credits and tax exempt interest income.

Item 2.        Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Financial Review


Performance Highlights

        Pacific Century Financial Corporation (Pacific Century) reported earnings for the first quarter of 1997 of $35.5 million, an increase of 8.5% over the earnings reported for the first quarter of 1996. On a per share basis, earnings were $0.88 for the first quarter of 1997, compared with $0.79 for the same quarter a year ago. The improvement in net income reflects a stronger net interest margin and higher level of earning assets comparing the first quarters of 1996 and 1997. The improved earnings were also affected by the May 1996 acquisition of Banque de Tahiti (BDT) and Banque de Nouvelle Caledonie (BNC).

        Pacific Century's annualized Return on Average Assets and Return on Average Equity were 1.02% and 13.40%, respectively for the first quarter of 1997. These ratios compare with 0.99% and 12.43%, respectively for the twelve months ended December 31, 1996. The ratio of average equity to average assets was 7.64% for the first quarter of 1997, compared with 7.95% for all of 1996.

        Total assets remained level from year-end 1996 at $14.0 billion as of March 31, 1997. Compared to the asset balances at March 31, 1996, assets have increased 8.4%, which largely reflected the BDT and BNC acquisition. Net loans outstanding increased from year-end 1996 to $8.4 billion representing a 5.7% increase from March 31, 1996. Again, the increase from March 31, 1996 reflects the change due to the acquisition. Deposits and securities sold under agreements to repurchase (Repos) ended March 31, 1997 at $11.1 billion.

        Non-performing assets (NPA) ended March 31, 1997 at $87.6 million. Comparing year-end 1996 and March 31, 1996, NPA balances reflect a change from $83.2 million and $62.9 million, respectively. A further discussion on NPAs and the Reserve for Loan Loss follows later in this report.

        Non-interest income, compared with the same quarter last year, was up 16.8% to $43.8 million for the first quarter of 1997. This improvement was primarily due to the previously discussed acquisitions. Efforts in the non-interest income categories continue to be important to Pacific Century and as the results indicate, progress is being made with all categories reporting increases over the prior year. A further discussion follows later in this report.

        Total non-interest expense was $109.7 million for the first quarter of 1997 compared with $97.6 million for the same quarter in 1996. A significant part of the increase in non-interest expense was due to the acquisition of BDT and BNC. The growth in total non-interest expense remained at levels in line with Pacific Century's expectations. A further discussion on non-interest expense follows.


Risk Elements in Lending Activities

        At March 31, 1997, total loans were $8.8 billion, a 0.6% increase from year-end 1996 and 6.1% above total loan balances on March 31, 1996. The changes in other components of the portfolio are discussed in the following section. The following table presents Pacific
Century's total loan portfolio balances for the periods indicated.

Loan Portfolio Balance      Pacific Century Financial Corporation and subsidiaries
-----------------------------------------------------------------------------------
                                                  March 31 December 31    March 31
(in millions of dollars)                              1997        1996        1996
-----------------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial                      $1,831.6    $1,806.7    $1,857.8
   Real Estate
         Construction -- Commercial                  226.7       212.3       207.0
                      -- Residential                  17.2        23.6         8.4
          Mortgage -- Commercial                   1,194.3     1,227.8     1,308.2
                   -- Residential                  2,655.8     2,635.3     2,800.9
   Installment                                       853.5       849.3       816.7
   Lease Financing                                   441.4       437.8       388.8
-----------------------------------------------------------------------------------
     Total Domestic                                7,220.5     7,192.8     7,387.8
-----------------------------------------------------------------------------------
   Foreign Loans                                   1,532.9     1,506.5       859.9
-----------------------------------------------------------------------------------
     Total Loans                                  $8,753.4    $8,699.3    $8,247.7
===================================================================================

Commercial and Industrial Loans

        Commercial and Industrial loans outstanding were relatively consistent at $1.8 billion as of March 31, 1997, year-end 1996 and March 31, 1996. The limited growth of loans in this category reflects the lackluster Hawaii economy. The mix of lending in this category remains much as reported at year-end 1996.


Real Estate Loans

        Total real estate loans at March 31, 1997 totaled $4.1 billion, virtually level with year-end 1996 and 4.65% below totals at March 31, 1996. The change in balances in these loans reflect the securitization of $350 million in residential mortgage loans in the second quarter of 1996. A detailed distribution of the real estate loan portfolio is presented in the Loan Portfolio Table. Commercial real estate balances (including construction) on March 31, 1997 totaled $1.4 billion, compared to $1.5 billion on March 31, 1996 and $1.4 billion at year-end
1996.   Residential mortgage balances on March 31, 1996 totaled $2.8 billion, decreasing to $2.7 billion at March 31, 1997. Construction loan balances (commercial and residential) have increased to $243.9 million on March 31, 1997 from $235.9 million at year-end 1996, and $215.4 million reported at March 31, 1996.


Other Lending

        Installment loans and leases have grown modestly from year-end 1996 balances. At March 31, 1997, total installment loans were $853.5 million, compared with $849.3 million reported at year-end 1996. Compared with the same date in 1996 when installment loan balances were $816.7 million, installment loan balances are up 4.51%. Total leases increased to $441.4 million from $437.8 million at year-end 1996 and $388.8 million at March 31, 1996.

        Foreign loan balances grew to $1,532.9 million, reflecting an increase of 1.76% from year-end 1996, and 78.26% above March 31, 1996 balances. The rise in the foreign loan total from a year ago mainly reflects the acquisition of BDT and BNC and supported increased trade financing activity in the Asian branches. At March 31, 1997, BDT and BNC reported loans outstanding of $621.9 million.

Non-Performing Assets and Past Due Loans

        Pacific Century's non-performing assets (NPA) include non-accrual loans and foreclosed real estate. NPA totaled $87.6 million, representing 1.00% of total loans outstanding at March 31, 1997. This ratio was 0.76% at the end of the first quarter 1996 and 0.96% at year-end 1996.

        Non-accrual loans increased during the quarter to $76.3 million from $72.5 million at year-end 1996 and from $53.7 million on March 31, 1996. The distribution of the non-accrual loans by category is disclosed in the table following. Most categories have reported little change since year-end 1996 except residential mortgage loans which have increased to $29.4 million as of March 31, 1997. The loans included in the foreign category are all BDT and BNC loans.

        The foreclosed real estate category remained close to year-end 1996 totals, ending the quarter at $11.3 million. There were only 24 properties in Other Real Estate at the quarter-end with the two largest properties valued at $7.5 million. Total non-performing assets, including loans 90 days past due, represented 1.34% of loans outstanding compared with 1.36% at year-end 1996 and 1.02% at March 31, 1996.

        Accruing 90 day past due loans in total have decreased from $34.7 million at year-end 1996 to $29.9 million at March 31, 1997.
Comparatively, $21.3 million in accruing 90 day past due loans were reported at March 31, 1996.

        Since year-end, past due loans have decreased particularly in the commercial real estate and foreign loan categories. Installment loans past due 90 days increased to $10.2 million, representing 1.20% of total installment loans at March 31, 1997. Residential mortgage loans past due 90 days remained at $6.8 million, 0.26% of total residential mortgage loans. Foreign loans decreased to $8.5 million, 0.55% of total foreign loans.

        The following table presents NPA and past due loans for the periods indicated.

Pacific Century Financial Corporation and subsidiaries
Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More
-------------------------------------------------------------------------------
                                           March 31   December 31     March 31
(in millions of dollars)                       1997          1996         1996
-------------------------------------------------------------------------------
Non-Accrual Loans
   Commercial                                 $20.9         $20.9        $16.8
   Real Estate
     Construction                               0.6           0.3          0.1
     Commercial                                 3.6           4.1         14.5
     Residential                               29.4          23.6         18.0
   Installment                                  1.6           1.3          0.9
   Leases                                       0.1            --          1.9
   Foreign                                     20.1          22.3          1.5
-------------------------------------------------------------------------------
         Subtotal                              76.3          72.5         53.7


Foreclosed Real Estate
   Domestic                                    11.3          10.7          9.2
   Foreign                                       --            --           --
-------------------------------------------------------------------------------
         Subtotal                              11.3          10.7          9.2
-------------------------------------------------------------------------------
     Total Non-Performing Assets               87.6          83.2         62.9
-------------------------------------------------------------------------------

Accruing Loans Past Due 90 Days or More
   Commercial                                   1.5           2.0          1.1
   Real Estate
     Construction                                --           0.4           --
     Commercial                                 2.8           6.8          2.5
     Residential                                6.8           6.8          6.1
   Installment                                 10.2           9.0         11.5
   Leases                                       0.1           0.2          0.1
   Foreign                                      8.5           9.5           --
-------------------------------------------------------------------------------
         Subtotal                              29.9          34.7         21.3
-------------------------------------------------------------------------------
     Total                                   $117.5        $117.9        $84.2
===============================================================================
-------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   to Total Loans                              1.00%         0.96%        0.76%
-------------------------------------------------------------------------------

Ratio of Non-Performing Assets
   and Accruing Loans Past Due
   90 Days or More to Total Loans              1.34%         1.36%        1.02%
-------------------------------------------------------------------------------
/TABLE

Summary of Loan Loss Experience

        The reserve for loan losses was at $170.1 million at March 31, 1997, representing 1.98% of loans outstanding. Comparatively, the ratio of reserves to loans outstanding on March 31, 1996 was 1.88% and 1.97% at year-end 1996.

        Loan loss provisions were $5.1 million for the first quarter of 1997, compared with $4.4 million reported for the first quarter of 1996. Charge-offs totaled $7.2 million for the first quarter of 1997, compared to the $6.9 million reported for the first quarter of 1996 and $14.1 million for the fourth quarter of 1996. Recoveries totaled $5.7 million for the first quarter of 1997, compared to $2.8 million and $4.2 million for the first and fourth quarters of 1996, respectively. Resulting net charge-offs were $1.5 million, $4.1 million and $9.9 million for the first quarter of 1997, the first quarter of 1996 and the fourth quarter of 1996, respectively. The annualized ratio of net charge-offs to average loans outstanding for the first quarter of 1997 was 0.07% compared to the ratio of 0.20% for the same period in 1996.

        The detailed breakdown of the charge-off and recoveries by loan category is presented in the table following.

Summary of Loss Experience                                   Pacific Century Financial Corporation and subsidiaries
--------------------------------------------------------------------------------------------------------------------
                                                                                First           Year          First
                                                                              Quarter          Ended        Quarter
(in millions of dollars)                                                         1997       12/31/96           1996
--------------------------------------------------------------------------------------------------------------------

Average Loans Outstanding                                                    $8,476.3       $8,353.6       $8,019.9
Balance of Reserve for Possible Loan Losses
   at Beginning of Period                                                      $167.8         $152.0         $152.0
Loans Charged Off
   Commercial and Industrial                                                      1.4            8.7            1.4
   Real Estate - Construction                                                      --             --             --
   Real Estate - Mortgage
     Commercial                                                                    --            3.3            0.5
     Residential                                                                  0.1            1.9            0.2
   Installment                                                                    5.6           28.9            4.6
   Foreign                                                                         --            0.9             --
   Leases                                                                         0.1            0.4            0.2
--------------------------------------------------------------------------------------------------------------------
Total Charged Off                                                                 7.2           44.1            6.9
Recoveries on Loans Previously Charged Off
   Commercial and Industrial                                                      4.3           21.5            0.8
   Real Estate - Construction                                                      --            0.7            0.7
   Real Estate - Mortgage
     Commercial                                                                    --            1.1             --
     Residential                                                                   --            0.4            0.1
   Installment                                                                    1.3            4.7            1.0
   Foreign                                                                        0.1            1.8             --
   Leases                                                                          --            0.6            0.2
--------------------------------------------------------------------------------------------------------------------
Total Recoveries                                                                  5.7           30.8            2.8
--------------------------------------------------------------------------------------------------------------------
Net Charge Offs                                                                   1.5           13.3            4.1
Provision Charged to Operating Expenses                                           5.1           22.2            4.4
Other Net Additions (Deductions) *                                               (1.3)           6.9           (0.2)
--------------------------------------------------------------------------------------------------------------------
Balance at End of Period                                                       $170.1         $167.8         $152.1
====================================================================================================================
Ratio of Net Charge Offs to
  Average Loans Outstanding  (annualized)                                        0.07%          0.16%          0.20%
--------------------------------------------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding                                            1.98%          1.97%          1.88%
--------------------------------------------------------------------------------------------------------------------
* Includes foreign currency translation adjustments and reserves acquired.
/TABLE

Capital

        Pacific Century's total at March 31, 1997 totaled $1.1 billion. New shares issued for the profit sharing, stock option and dividend reinvestment plans increased capital by $5.2 million during the quarter. Under Pacific Century's stock repurchase programs, $18.0 million in shares were repurchased during the first quarter of 1997. Dividends for the quarter were $11.9 million, compared with $11.5 million for the first quarter of 1996. Dividends paid were $0.30 per share for the first quarter of 1997 and $0.28 per share for the first quarter of 1996.

        Regulatory risk-based capital remains well above minimum guidelines. Pacific Century's Total Capital and Tier 1 Capital ratios were 12.97% and 10.58%, respectively. This compares with year-end 1996, when the Total Capital Ratio was 12.96% and the Tier 1 Capital Ratio was 10.57%. Regulatory guidelines prescribe a minimum Total Capital Ratio of 10.00% and a Tier 1 Capital Ratio of 6.00% for an institution to qualify as well capitalized. These ratios reflect the fourth quarter issuance of $100 million Capital Securities by Bancorp Hawaii Capital Trust I, a subsidiary of Pacific Century. Pacific Century's strategy is to maintain its capital ratios at levels to meet this qualification to benefit from the financial and regulatory incentives provided to well capitalized institutions.

        In addition, the leverage ratio, which represents the ratio of Tier 1 Capital to Total Average Assets, was 7.90% at March 31, 1997, compared to 7.72% at March 31, 1996 and 7.98% at year-end 1996. The required minimum ratio is 5.00%, to qualify an institution as well capitalized.


Spread Management

        The average net interest margin or spread on earning assets for the first quarter of 1997 was 4.02%, an increase from the 3.81% reported for the same period in 1996, and also an increase from the 3.84% reported for the fourth quarter of 1996. Net interest margin for all of 1996 was 3.84%. The minimal growth in earning assets, the changes in interest rates and the acquisition of BDT and BNC have all helped to improve the spread.

        The earning asset yield was 7.93% for the first quarter of 1997, compared with the first quarter 1996 yield of 7.78% and the fourth quarter of 1996 of 7.83%. The earning asset yield for all of 1996 was 7.83%. The cost of funds rate for the first quarter of 1997 was 4.70%, an increase compared with the same quarter a year ago and 4.82% reported for the fourth quarter of 1996. The cost of funds for all of 1996 was 4.73%.

Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent
----------------------------------------------------------------------------------------------------------
                                                        Three Months Ended           Three Months Ended
                                                          March 31, 1997               March 31, 1996
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $826.8   $9.7   4.74%        $631.3   $9.8   6.25%
  Investment Securities Held to Maturity
    -Taxable                                           1,215.6   19.8   6.60          926.4   14.6   6.35
    -Tax-Exempt                                           12.6    0.4  14.45           13.8    0.5  13.95
  Investment Securities Available for Sale             2,378.2   39.0   6.65        2,303.5   37.6   6.56
  Funds Sold                                              86.5    0.9   4.46           84.3    1.2   5.54
  Net Loans
    -Domestic                                          7,055.2  144.5   8.30        7,191.5  147.1   8.23
    -Foreign                                           1,421.1   30.3   8.65          828.4   12.5   6.11
  Loan Fees                                                       9.4                          8.3
                                                     ------------------------     ------------------------
    Total Earning Assets                              12,996.0  254.0   7.93       11,979.2  231.6   7.78
Cash and Due From Banks                                  587.1                        427.3
Other Assets                                             484.1                        416.1
                                                     ----------                   ----------
    Total Assets                                     $14,067.2                    $12,822.6
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,775.6   12.3   2.81       $1,742.7   11.8   2.73
                    - Savings                            904.3    5.4   2.42          999.9    6.4   2.59
                    - Time                             2,699.5   36.5   5.48        2,212.2   30.1   5.47
                                                     ------------------------     ------------------------
    Total Domestic                                     5,379.4   54.2   4.08        4,954.8   48.3   3.92
  Foreign Deposits
    - Time Due to Banks                                  915.6   12.7   5.65          725.4    9.6   5.30
    - Other Time and Savings                             895.6   10.0   4.52          386.3    5.1   5.30
                                                     ------------------------     ------------------------
    Total Foreign                                      1,811.2   22.7   5.09        1,111.7   14.7   5.30
                                                     ------------------------     ------------------------
    Total Deposits                                     7,190.6   76.9   4.34        6,066.5   63.0   4.18
Short-Term Borrowings                                  2,772.6   36.8   5.39        2,886.4   38.9   5.41
Long-Term Debt                                           844.0   11.4   5.48        1,221.2   16.4   5.40
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                10,807.2  125.1   4.70       10,174.1  118.3   4.67
                                                     ------------------------     ------------------------
Net Interest Income                                             128.9   3.23                 113.3   3.11
Average Spread on Earning Assets                                        4.02%                        3.81%
Demand Deposits     - Domestic                         1,381.8                      1,369.5
                    - Foreign                            258.2                         42.3
                                                     ----------                   ----------
Total Demand Deposits                                  1,640.0                      1,411.8
Other Liabilities                                        545.9                        169.2
Shareholders' Equity                                   1,074.1                      1,067.5
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $14,067.2                    $12,822.6
                                                     ==========                   ==========

Provision for Possible Loan Losses                                5.1                          4.4
Net Overhead                                                     65.9                         60.1
                                                               -------                      -------
Income Before Income Taxes                                       57.9                         48.8
Provision for Income Taxes                                       22.2                         15.7
Tax-Equivalent Adjustment                                         0.2                          0.4
                                                               -------                      -------
Net Income                                                      $35.5                        $32.7
                                                               =======                      =======
/TABLE

Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent
----------------------------------------------------------------------------------------------------------
                                                        Three Months Ended           Twelve Months Ended
                                                        December 31, 1996             December 31, 1996
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $817.5   $9.9   4.83%        $752.6  $38.0   5.06%
  Investment Securities Held to Maturity
    -Taxable                                           1,232.1   20.7   6.68        1,078.1   70.4   6.53
    -Tax-Exempt                                           12.6    0.4  14.14           13.0    1.8  14.08
  Investment Securities Available for Sale             2,366.1   37.6   6.32        2,288.7  146.4   6.40
  Funds Sold                                             105.6    1.1   4.27           92.1    4.0   4.39
  Net Loans
    -Domestic                                          7,003.6  145.9   8.29        7,099.9  584.2   8.23
    -Foreign                                           1,457.7   33.5   9.13        1,253.7  107.6   8.58
  Loan Fees                                                       6.7                         29.7
                                                     ------------------------     ------------------------
    Total Earning Assets                              12,995.2  255.8   7.83       12,578.1  982.1   7.81
Cash and Due From Banks                                  484.5                        462.8
Other Assets                                             419.2                        427.1
                                                     ----------                   ----------
    Total Assets                                     $13,898.9                    $13,468.0
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,727.3   11.7   2.69       $1,726.6   47.2   2.73
                    - Savings                            879.0    5.5   2.52          937.0   23.7   2.53
                    - Time                             2,663.2   36.3   5.42        2,465.1  133.5   5.42
                                                     ------------------------     ------------------------
    Total Domestic                                     5,269.5   53.5   4.04        5,128.7  204.4   3.98
  Foreign Deposits
    - Time Due to Banks                                  785.6   13.7   6.91          692.2   84.3   5.67
    - Other Time and Savings                             893.6   11.8   5.24          795.8   46.2   5.81
                                                     ------------------------     ------------------------
    Total Foreign                                      1,679.2   25.5   6.02        1,488.0  130.5   5.67
                                                     ------------------------     ------------------------
    Total Deposits                                     6,948.7   79.0   4.52        6,616.7  334.9   4.36
Short-Term Borrowings                                  2,757.1   37.7   5.45        2,809.6  150.2   5.35
Long-Term Debt                                         1,063.2   13.7   5.11        1,146.2   60.9   5.31
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                10,769.0  130.4   4.82       10,572.5  546.0   4.73
                                                     ------------------------     ------------------------
Net Interest Income                                             125.4   3.01                 436.1   3.08
Average Spread on Earning Assets                                        3.84%                        3.84%
Demand Deposits     - Domestic                         1,458.2                      1,371.5
                    - Foreign                            236.2                        194.2
                                                     ----------                   ----------
Total Demand Deposits                                  1,694.4                      1,565.7
Other Liabilities                                        353.8                        258.9
Shareholders' Equity                                   1,081.7                      1,070.9
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $13,898.9                    $13,468.0
                                                     ==========                   ==========

Provision for Possible Loan Losses                                9.9                         22.2
Net Overhead                                                     59.1                        249.2
                                                               -------                      -------
Income Before Income Taxes                                       56.4                        164.7
Provision for Income Taxes                                       21.8                         76.7
Tax-Equivalent Adjustment                                         0.2                          1.1
                                                               -------                      -------
Net Income                                                      $34.4                        $86.9
                                                               =======                      =======
/TABLE

Interest Rate Risk and Derivatives

        As discussed in Pacific Century's 1996 Annual Report, Pacific Century utilizes interest rate sensitivity analysis and computer simulation techniques to measure the exposure of its earnings to interest rate movements. The objective of the process is to position its balance sheet to optimize earnings without unduly increasing risk. The Interest Rate Sensitivity Table presents the traditional method of quantifying the possible exposure to interest rate movements for various time frames at March 31, 1997. As the table indicates, Pacific Century's one year cumulative asset sensitivity gap totaled $0.7 billion, representing 4.9% of total assets. Comparatively, the one year cumulative gap was $0.4 billion at year-end 1996, 2.6% of total assets. Simulation models are also utilized by Pacific Century to measure the interest rate sensitivity of its balance sheet. These models simulate changes in interest rates and project the impact on Pacific Century's net interest income. The results of these simulations are all within established guidelines.

        Pacific Century used swaps as a cost effective risk management tool for dealing with interest rate risk from time to time. No new swaps were entered into during the first quarter of 1997. At March 31, 1997, the notional amount of swaps totaled $0.5 billion, compared with $0.7 billion at year-end 1996 and $1.0 billion a year ago. Net expense on interest rate swap agreements totaled $0.5 million for the first quarter of 1997. Comparatively, net expense of $1.2 million was recognized in the first quarter of 1996 and $4.2 million for all of 1996.

Interest Rate Sensitivity Table       Pacific Century Financial Corporation and subsidiaries
--------------------------------------------------------------------------------------------
MARCH 31, 1997                                                        OVER NON-INTEREST
(in millions of dollars)   0 - 90 DAYS 91-365 DAYS 1 - 5 YEARS     5 YEARS      BEARING
--------------------------------------------------------------------------------------------
ASSETS (1)
INVESTMENT SECURITIES           1,378.7     1,211.5       727.8       390.6           -
SHORT TERM INVESTMENTS             66.4         6.1          -           -            -
INTERNATIONAL ASSETS            1,199.7       275.7       242.1        95.0         22.4
DOMESTIC LOANS (2)              2,546.5     2,092.7     1,974.6       643.1         53.8
TRADING SECURITIES                   -           -          2.0          -            -
OTHER ASSETS                       85.1        42.6       297.9       132.8        499.6
--------------------------------------------------------------------------------------------
TOTAL ASSETS                    5,276.4     3,628.6     3,244.4     1,261.5        575.8
============================================================================================

LIABILITIES AND CAPITAL (1)
NON-INT BEARING DEMAND (3)        306.3       182.7       742.7       241.5           -
INT BEARING DEMAND (3)            337.5       264.8       817.9       345.3           -
SAVINGS (3)                       102.6       102.6       478.6       170.9           -
TIME DEPOSITS                     957.2     1,192.7       724.5        46.0           -
FOREIGN DEPOSITS                1,292.3       266.0       205.3          -         336.4
S/T BORROWINGS                  1,652.7     1,039.6        47.8          -            -
LONG-TERM DEBT                     20.7        90.0       368.9       218.7           -
OTHER LIABILITIES                    -           -           -           -         373.1
CAPITAL                              -           -           -           -       1,061.4
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL   4,669.3     3,138.4     3,385.7     1,022.4      1,770.9
============================================================================================

INTEREST RATE SWAPS              -498.4        88.6       409.8          -            -
--------------------------------------------------------------------------------------------
INTEREST SENSITIVITY GAP          108.7       578.8       268.5       239.1     -1,195.1
--------------------------------------------------------------------------------------------
CUMULATIVE GAP                    108.7       687.5       956.0     1,195.1           -

PERCENTAGE OF TOTAL ASSETS        0.78%       4.92%       6.84%       8.54%           -
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

/TABLE

Liquidity

        The ability to meet day-to-day financial needs of Pacific
Century's customer base is essential. Much of the strategy of meeting liquidity needs was described in Pacific Century's 1996 Annual Report and remains in place.

        At March 31, 1997, deposits were $9.1 billion, compared to $8.7 billion and $7.3 billion reported at year-end 1996 and March 31, 1996, respectively. Most of the increase since March 1996 was attributed to the acquisition of BDT and BNC in May 1996. The competition for deposits, not only by banks and savings and loan companies, but also by securities brokerage firms continues to impact the level of deposits. Repos which are offered to government depositors as an alternative to deposits were $2.0 billion at March 31, 1997, compared to $2.0 billion on March 31, 1996, and $2.1 billion at year-end 1996.

        Short term borrowings, including Fed Funds, decreased to $0.7 billion at March 31, 1997, compared with $0.9 billion at year-end 1996 and $1.1 billion at March 31, 1996. Long term debt decreased to $0.7 billion at March 31, 1997 from $0.9 billion at year-end 1996 and $1.1 billion at March 31, 1996. Long term debt outstanding included $100 million of Capital Securities issued by Pacific Century in Bancorp Hawaii Capital Trust I, a subsidiary of Pacific Century in December 1996.


Non-Interest Income and Expense

        Pacific Century utilizes the efficiency ratio to measure its success in managing non-interest income and non-interest expense. Pacific Century determines its efficiency ratio by dividing non-interest expense by the sum of net interest income and non-interest income (excluding securities transactions). For the first quarter of 1997, Pacific Century's ratio was 63.8% compared with 64.6% for all of 1996. The non-interest income and non-interest expense components of the efficiency ratio are discussed following.

Non-Interest Income                                               3 Months Ended          3 Months Ended
(in millions)                                                     March 31, 1997          March 31, 1996
--------------------------------------------------------------------------------------------------------------
Trust Income                                                               $13.4                  $12.9
Service Charges on Deposits                                                  6.7                    6.0
Other Service Charges                                                       14.6                   12.5
Other Income                                                                 8.6                    6.2
Securities Gain (Loss)                                                       0.5                   (0.1)
--------------------------------------------------------------------------------------------------------------
   Total Non-Interest Income                                               $43.8                  $37.5
==============================================================================================================

        Non-interest income for the first quarter was $43.8 million, a 16.8% increase from the same quarter in 1996. Trust income reported $13.4 million for the quarter, up 3.9% from the same period last year. Service charges on deposit accounts for the first quarter of 1997 were $6.7 million, compared to $6.0 million for the like period last year. Fees, exchange and other service charges for the first quarter of 1997 were $14.6 million compared to $12.5 million for the same period in 1996. Other operating income totaled $8.6 million for the first quarter of 1997, compared with $6.2 million for the same quarter last year.

Non-Interest Expense                                              3 Months Ended          3 Months Ended
(in millions)                                                     March 31, 1997          March 31, 1996
--------------------------------------------------------------------------------------------------------------
Salaries                                                                   $41.5                   $36.7
Pension and Other
   Benefits                                                                 15.1                    13.4
Net Premises                                                                10.4                    10.8
Net Equipment                                                                9.0                     7.7
Other Expense                                                               33.4                    28.8
Minority Interest                                                            0.3                     0.2
--------------------------------------------------------------------------------------------------------------
                                                                          $109.7                   $97.6
==============================================================================================================

        Non-interest expense in the first quarter was $109.7 million, an increase of 12.4% over the same period in 1996. The acquisition of BDT and BNC in May of 1996 affect the comparison between the first quarters of 1997 and 1996. Without the BDT and BNC expense, the change between quarters would have been an increase of 0.5%.

        Salary and benefit expenses increased 13.0% between the first quarters of 1997 and 1996, primarily due to the BDT and BNC acquisition. Comparing fourth quarter 1996 salary and benefits with the first quarter of 1997, this category of expense increased 8.2% reflecting the increase in payroll taxes, mainly FICA.

        Premises and equipment expenses totaled $19.4 million for the first quarter of 1997, an increase from the $18.5 million for the same period of 1996. Pacific Century continues to invest in technology as more efficient operations with existing staff counts become increasingly important.

        Other operating expense for the first quarter of 1997 totaled $33.4 million and increased 16.0% compared to the same quarter in 1996. Without BDT and BNC expense in 1997, the decrease would have been 8.7% between the quarters.
PART II. - Other Information

Items 1 to 5 omitted pursuant to instructions.

Item 6.         Exhibits and Reports on Form 8-K

                (a)     Exhibit Index

                        Exhibit Number                  Description

                                2       Agreement and Plan of Reorganization,
                                        dated as of February 24, 1997, between
                                        registrant and CU Bancorp (incorporated
                                        by reference to Exhibit 2 of Amendment
                                        No. 1 to Registration Statement on Form
                                        S-4 (File No. 333-24379) filed May 6,
                                        1997)
                                3.1     Restated Articles of Incorporation
                                        (incorporated by reference to Exhibit
                                        3.1 of Registration Statement on Form
                                        S-4 (File No. 333-24379) filed April 12,
                                        1997)
                                3.2     Articles of Amendment to Change
                                        Corporate Name (incorporated by
                                        reference to Exhibit 3.1 of Report on
                                        Form 8-K filed April 30, 1997)
                                10.1    Stock Option Agreement, dated February
                                        24, 1997, between registrant and CU
                                        Bancorp (incorporated by reference to
                                        Exhibit 10.1 of Amendment No. 1 to
                                        Registration Statement on Form S-4 (File
                                        No. 333-24379) filed May 6, 1997)
                                11      Statement Regarding Computation of Per
                                        Share Earnings*
                                12      Statement of Ratios*
                                27      Financial Data Schedule*

                (b) Form 8-K was filed on February 27, 1997 announcing the execution of the definitive agreement for Pacific Century Financial Corporation to acquire California United Bank through a merger with its parent CU Bancorp.

* Filed herewith

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date    May 13, 1997                            PACIFIC CENTURY FINANCIAL
                                                CORPORATION


                                                   /s/ Richard J. Dahl
                                                         (Signature)

                                                Richard J. Dahl
                                                President and Chief Operating
                                                Officer

                                                   /s/ David A. Houle
                                                        (Signature)

                                                David A. Houle
                                                Executive Vice President,
                                                Treasurer and Chief Financial
                                                Officer