Form 10-Q
period 1997-06-30
PACIFIC CENTURY FINANCIAL CORP
filed 1997-08-14
CIK 46195

U N I T E D   S T A T E S

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-Q

  (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

                                 or

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

Common Stock, $2 Par Value; outstanding at July 31, 1997 -
40,143,980 shares

PACIFIC CENTURY FINANCIAL CORPORATION and subsidiaries
June 30, 1997




PART I. - Financial Information

Item 1.         Financial Statements

Consolidated Statements of Condition (Unaudited)              Pacific Century Financial Corporation and subsidiaries
--------------------------------------------------------------------------------------------------------------------
                                                                                  June 30  December 31      June 30
(in thousands of dollars)                                                            1997         1996         1996
--------------------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                                        $562,215     $635,519     $638,204
Investment Securities - Held to Maturity
          (Market Value of $1,281,545, $1,261,146 and $1,288,816 respectively   1,279,349    1,258,756    1,296,708
Investment Securities - Available for Sale                                      2,411,882    2,372,897    2,201,538
Securities Purchased Under Agreements to Resell                                     1,600           --           --
Funds Sold                                                                         85,758      141,920      218,628
Loans                                                                           9,018,809    8,699,286    8,549,043
  Unearned Income                                                                (197,967)    (183,586)    (177,225)
  Reserve for Possible Loan Losses                                               (167,842)    (167,795)    (163,266)
--------------------------------------------------------------------------------------------------------------------
Net Loans                                                                       8,653,000    8,347,905    8,208,552
--------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                       12,993,804   12,756,997   12,563,630
Cash and Non-Interest Bearing Deposits                                            484,239      581,221      482,067
Premises and Equipment                                                            272,080      273,122      271,762
Customers' Acceptance Liability                                                    19,856       21,178       21,759
Accrued Interest Receivable                                                        90,151       88,074       85,910
Other Real Estate                                                                  11,632       10,711        9,571
Intangibles, including Goodwill                                                   112,734       96,456       96,971
Trading Securities                                                                  2,157        1,687        1,192
Other Assets                                                                      182,093      179,721      157,292
--------------------------------------------------------------------------------------------------------------------
    Total Assets                                                              $14,168,746  $14,009,167  $13,690,154
====================================================================================================================

Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                                $1,358,368   $1,435,091   $1,295,882
                 - Interest-Bearing                                             1,814,164    1,724,105    1,612,901
  Savings                                                                         822,200      866,453      931,286
  Time                                                                          2,738,374    2,571,569    2,517,056
Foreign Deposits
  Demand - Non-Interest Bearing                                                   329,482      553,274      299,697
  Time Due to Banks                                                               736,212      804,818      769,256
  Other Savings and Time                                                        1,129,991      728,769      996,743
--------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                              8,928,791    8,684,079    8,422,821

Securities Sold Under Agreements to Repurchase                                  2,146,713    2,075,571    1,695,907
Funds Purchased                                                                   471,956      599,994      600,232
Short-Term Borrowings                                                             478,134      293,257      499,580
Bank's Acceptances Outstanding                                                     19,856       21,178       21,759
Accrued Pension Costs                                                              19,440       17,309       23,451
Accrued Interest Payable                                                           56,684       69,545       70,629
Accrued Taxes Payable                                                             155,672      154,984      145,427
Minority Interest                                                                   7,466        9,307       17,057
Other Liabilities                                                                 100,232       85,678       86,166
Long-Term Debt                                                                    701,633      932,143    1,057,225
--------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                          13,086,577   12,943,045   12,640,254

Shareholders' Equity
Common Stock ($2 par value), authorized 100,000,000 shares;
    outstanding,  June 1997 - 39,363,421;
    December 1996 - 39,959,234; June 1996 - 40,830,130;                            78,727       79,918       81,660
Surplus                                                                           160,375      186,391      221,897
Unrealized Valuation Adjustments                                                   (7,836)      (3,722)     (15,760)
Retained Earnings                                                                 850,903      803,535      762,103
--------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                  1,082,169    1,066,122    1,049,900
--------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                $14,168,746  $14,009,167  $13,690,154
====================================================================================================================

Consolidated Statements of Income (Unaudited)                 Pacific Century Financial Corporation and subsidiaries
--------------------------------------------------------------------------------------------------------------------
                                                                    3 Months     3 Months     6 Months     6 Months
                                                                       Ended        Ended        Ended        Ended
                                                                     June 30      June 30      June 30      June 30
(in thousands of dollars except per share amounts)                      1997         1996         1997         1996
--------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                                 $172,647     $166,410     $338,972     $322,848
  Loan Fees                                                            7,366        8,283       16,736       16,577
  Income on Lease Financing                                            8,948        6,640       17,324        9,674
  Interest and Dividends on Investment Securities
    Taxable                                                           20,916       14,545       40,705       29,161
    Non-taxable                                                          286          298          578          609
  Income on Investment Securities Available for Sale                  38,546       36,481       77,547       74,050
  Interest on Deposits                                                 9,470       10,842       19,139       20,654
  Interest on Security Resale Agreements                                  22           --           85           --
  Interest on Funds Sold                                                 736          916        1,624        2,078
--------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                258,937      244,415      512,710      475,651
Interest Expense
  Interest on Deposits                                                80,560       70,360      157,457      133,362
  Interest on Security Repurchase Agreements                          28,399       24,582       55,032       49,925
  Interest on Funds Purchased                                          5,493        7,352       11,793       14,718
  Interest on Short-Term Borrowings                                    4,960        5,328        8,863       11,472
  Interest on Long-Term Debt                                          11,128       15,587       22,529       31,982
--------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                               130,540      123,209      255,674      241,459

Net Interest Income                                                  128,397      121,206      257,036      234,192

Provision for Possible Loan Losses                                     7,286        4,163       12,374        8,587
--------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Possible Loan Losses         121,111      117,043      244,662      225,605
Non-Interest Income
  Trust Income                                                        12,742       11,814       26,109       24,718
  Service Charges on Deposit Accounts                                  6,518        6,793       13,198       12,784
  Fees, Exchange, and Other Service Charges                           17,538       14,023       32,193       26,552
  Other Operating Income                                               7,913        8,264       14,449       13,928
  Investment Securities Gains (Losses)                                 1,549           67        2,012          (62)
--------------------------------------------------------------------------------------------------------------------
Total Non-Interest Income                                             46,260       40,961       87,961       77,920
Non-Interest Expense
  Salaries                                                            40,047       40,899       81,525       77,519
  Pensions and Other Employee Benefits                                12,426       12,071       27,510       25,480
  Net Occupancy Expense of Premises                                   11,218        8,662       21,555       19,444
  Net Equipment Expense                                                9,661        8,797       18,693       16,554
  Other Operating Expense                                             38,610       32,857       72,024       61,711
  Minority Interest                                                      392          501          712          657
--------------------------------------------------------------------------------------------------------------------
Total Non-Interest Expense                                           112,354      103,787      222,019      201,365
--------------------------------------------------------------------------------------------------------------------
      Income Before Income Taxes                                      55,017       54,217      110,604      102,160
Provision for Income Taxes                                            19,411       19,604       39,517       34,837
--------------------------------------------------------------------------------------------------------------------

      Net Income                                                     $35,606      $34,613      $71,087      $67,323
====================================================================================================================
Earnings Per Common Share and Common Share Equivalents                 $0.89        $0.84        $1.77        $1.63
--------------------------------------------------------------------------------------------------------------------
Average Common Shares and Common Share Equivalents Outstanding    39,885,681   41,276,498   40,057,959   41,411,266
--------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Shareholders' Equity (Unaudited)   Pacific Century Financial Corporation and subsidiaries
--------------------------------------------------------------------------------------------------------------------
                                                                   Common                   Unrealized     Retained
(in thousands of dollars except per share amounts)      Total       Stock      Surplus  Valuation Adj.     Earnings
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                       $1,066,122     $79,918     $186,391         ($3,722)    $803,535
Net Income                                             71,087        -            -               -          71,087
Sale of Common Stock
   57,643 Profit Sharing Plan                           2,552         115        2,437            -            -
  131,711 Stock Option Plan                             3,451         263        3,188            -            -
   72,163 Dividend Reinvestment Plan                    3,283         145        3,138            -            -
      770 Directors' Restricted Shares and
               Deferred Compensation Plan                  34           2           32            -            -
Stock Repurchased                                     (36,527)     (1,716)     (34,811)           -            -
Unrealized Valuation Adjustments
   Investment Securities                               (1,434)       -            -             (1,434)        -
   Foreign Exchange Translation Adjustment             (2,680)       -            -             (2,680)        -
Cash Dividends Paid of $.60 Per Share                 (23,719)       -            -               -         (23,719)
--------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                           $1,082,169     $78,727     $160,375         ($7,836)    $850,903
====================================================================================================================

Balance at December 31, 1995                       $1,054,436     $82,682     $240,080         $13,902     $717,772
Net Income                                             67,323        -            -               -          67,323
Sale of Common Stock
   35,803 Profit Sharing Plan                           1,231          72        1,159            -            -
  151,216 Stock Option Plan                             3,549         302        3,247            -            -
   92,394 Dividend Reinvestment Plan                    3,634         184        3,450            -            -
    1,800 Restricted Share Plan                            64           4           60            -            -
Stock Repurchased                                     (27,683)     (1,584)     (26,099)           -            -
Unrealized Valuation Adjustments
   Investment Securities                              (22,349)       -            -            (22,349)        -
   Foreign Exchange Translation Adjustment             (7,313)       -            -             (7,313)        -
Cash Dividends Paid of $.56 Per Share                 (22,992)       -            -               -         (22,992)
--------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                           $1,049,900     $81,660     $221,897        ($15,760)    $762,103
====================================================================================================================
/TABLE

Consolidated Statements of Cash Flows   (Unaudited)                         Pacific Century Financial Corporation and subsidiaries
-----------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30
(in thousands of dollars)                                                                                        1997         1996
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                                                    $71,087      $67,323
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses, depreciation, and amortization of income and expense                          11,683        6,935
      Deferred income taxes                                                                                     6,281       (1,704)
      Realized and unrealized investment security gains                                                        (1,971)      94,067
      Net decrease in trading securities                                                                         (470)       1,163
      Other assets and liabilities, net                                                                       (13,725)      19,810
                                                                                                           -----------    ---------
      Net cash provided by operating activities                                                                72,885      187,594
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from redemptions of investment securities held to maturity                                            59,641      419,088
Purchases of investment securities held to maturity                                                           (32,765)    (548,108)
Proceeds from sales of investment securities available for sale                                               304,648      527,659
Purchases of investment securities available for sale                                                        (344,052)    (645,939)
Net decrease in interest-bearing deposits placed in other banks                                                74,162      355,537
Net decrease (increase) in funds sold                                                                          54,562     (102,455)
Net increase in loans and lease financing                                                                    (274,587)     241,710
Premises and equipment, net                                                                                   (12,380)     (21,936)
Purch of addtnl int, net of cash and non-int deposits, Credipac Polynesie and Credipac Nouvelle Caledonie          --        1,291
Purchase of majority interest of Banque de Tahiti & New Caledonie
   net of cash and non-interest bearing deposits acquired                                                          --       23,892
Purchase of Bank of Hawaii (PNG), Ltd., net of cash and non-interest
 bearing deposits acquired                                                                                     (5,371)          --
Purchase of Home Savings of America branches, net of cash and non-interest
 bearing deposits acquired                                                                                    235,020           --
                                                                                                           -----------    ---------
      Net cash provided by investing activities                                                                58,878      250,739
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Net increase in demand, savings, and time deposits                                                            (72,584)      25,549
Proceeds from lines of credit and long-term debt                                                               14,207      571,293
Principal payments on lines of credit and long-term debt                                                     (244,717)    (577,504)
Net increase (decrease) in short-term borrowings                                                              127,955     (395,125)
Net proceeds from sale (repurchase) of stock                                                                  (27,207)     (19,205)
Cash dividends                                                                                                (23,719)     (22,992)
                                                                                                           -----------    ---------
      Net cash used by financing activities                                                                  (226,065)    (417,984)

Effect of exchange rate changes on cash                                                                        (2,680)      (7,313)
                                                                                                           -----------    ---------
      Decrease in cash and non-interest bearing deposits                                                      (96,982)      13,036

Cash and non-interest bearing deposits at beginning of year                                                   581,221      469,031
                                                                                                           -----------    ---------
Cash and non-interest bearing deposits at end of period                                                      $484,239     $482,067

Note 1.         Name Change

        On April 25, 1997, the company's name was changed from Bancorp Hawaii, Inc. to Pacific Century Financial Corporation ("Pacific Century"). The change was made to better reflect the company's strategic goals to grow in Hawaii and throughout the Pacific and to position it as a full-service financial provider. Bank of Hawaii will maintain its name along with First Federal Savings & Loan Association of America, however, several of the company's other subsidiaries will adopt names with a Pacific Century theme.

Note 2.         Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments of a normal and recurring nature, including adjustments related to completed acquisitions which are necessary for a fair presentation of the results for the interim periods, and should be read in conjunction with the audited consolidated financial statements and related notes included in Pacific Century's 1996 Annual Report to Shareholders. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

        Certain reclassifications have been made from prior year amounts to conform to the 1997 presentation.

Note 3.         Recent Accounting Pronouncements

        In June 1996, Statement of Financial Accounting Standards
(SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" was issued. In the first half of 1997, there was no impact of SFAS No. 125. In accordance with the statement, an entity recognizes the financial assets it controls and the liabilities it has incurred, recognizes when control over financial assets has been surrendered and recognizes when liabilities are extinguished.
The statement also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Servicing assets and liabilities would subsequently be measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In October 1996 Financial Accounting Standards Board (Board) issued SFAS No. 127 which deferred for one year paragraphs 9-12 (Accounting for Transfers and Servicing of Financial Assets) for securities lending, repurchase agreements, dollar rolls, and other similar secured transactions. The Board also agreed to defer for one year paragraph 15 (Secured borrowings and Collateral) for all transactions.

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

        SFAS No. 128 is effective for both interim and annual financial statements for periods ending after December 15, 1997. Earlier application is not permitted. Under SFAS No. 128, basic EPS for the second quarter would have been $0.90 and dilutive EPS $0.89. For the year-to-date, the basic and dilutive EPS would have been $1.80 and $1.77, respectively.

Note 4.         Mergers and Acquisitions

        In February 1997, Bank of Hawaii International Inc. acquired 100% of the Indosuez Niugini Bank, Ltd. from Indosuez Bank, Ltd.
for approximately $5.6 million. Indosuez Niugini Bank, Ltd. has been renamed Bank of Hawaii (PNG), Ltd. At June 30, 1997 the
Bank had approximately $93 million in total assets. As a result of the acquisition the Bank recognized $2.5 million in goodwill and will amortize it over 15 years. The acquisition was accounted for as a purchase.

        In March 1997, Pacific Century Bank, N.A. (PCB), a wholly-owned subsidiary of Pacific Century purchased approximately $254 million in deposits from Home Savings' Arizona operations. As a result of the purchase, PCB now has a combined total of ten branches servicing customers in the greater Phoenix vicinity, Tucson and Yuma, Arizona. Pacific Century paid approximately $19.7 million for the core deposit base, deposit premium intangibles and other items.

        On February 24, 1997, Pacific Century announced the signing of a definitive agreement for Pacific Century to acquire CU
Bancorp and its subsidiary bank, California United Bank.
California United Bank has 21 branches in Southern California.
The transaction received all regulatory approvals and was approved by shareholders on June 27, 1997. On July 3, 1997, the transaction was closed with Pacific Century common shares exchanged for approximately 60% of CU Bancorp shares at the rate of 0.3278 Pacific Century shares for every CU Bancorp share. Remaining CU Bancorp shareholders electing to take cash in exchange for their shares. The transaction will be accounted for using the purchase method with California United Bank becoming a wholly-owned subsidiary of Pacific Century.

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

Item 2.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Financial Review

Performance Highlights

        Pacific Century Financial Corporation (Pacific Century) reported earnings for the second quarter of 1997 of $35.6 million, 2.9% above earnings for the second quarter of 1996. On a per share basis, earnings were $0.89 for the second quarter of 1997, an increase from the $0.84 reported for the second quarter of 1996, and from the $0.88 reported for the first quarter of 1997.

        For the six months ended June 30, 1997, Pacific Century reported net income of $71.1 million, 5.6% above that for the same period in 1996. Earnings per share were $1.77 for the first half of 1997, compared with $1.63 for the same period in 1996. Earnings growth reflects the economy in Hawaii, Pacific Century's main market, the improvement in Pacific Century's net interest margin, and the effect of the acquisition of the majority interest of Banque de Tahiti (BDT) and Banque de Nouvelle Caledonie (BNC) recognized in the second quarter of 1996. With the increased ownership, Pacific Century's consolidated financial statements included the balance sheet of BDT and BNC since June 30, 1996 and earnings from May 2, 1996, the acquisition date. Earnings comparisons with prior periods should consider this change.

        Performance ratios for the year-to-date period improved over those reported for the year ended December 31, 1996. Return on average assets and return on average equity were 1.04% and 13.37%, respectively, for the first half of 1997. These ratios were 1.04% and 12.70%, respectively, for the like period in 1996 and 0.99% and 12.43%, respectively, for all of 1996.

         Total assets ended June 30, 1997 at $14.2 billion, an increase from $14.0 billion at December 31, 1996 and $13.7 billion at June 30, 1996. Net loans outstanding increased from June 30, 1996 and year-end 1996 by 5.4% and 3.7%, respectively. Total investment securities increased to $3.7 billion at June 30, 1997, representing a 1.6% increase from year-end 1996 and 5.5% from the same date a year ago.

        Total deposits increased to $8.9 billion, compared to $8.7 billion reported at year-end 1996 and increased from the $8.4 billion reported a year ago on June 30. Securities sold under agreements to repurchase (repos) as of June 30, 1997 totaled $2.1 billion, an increase of 3.4% from year-end 1996 and a 26.6% increase from June 30, 1996. The changes in repo balances, which are mainly comprised of government funds, are explained later in this report.

        Non-performing assets (NPAs) have increased to $93.6 million at June 30, 1997. A further discussion on NPAs and the Reserve for Loan Losses follows later in this report.

        Non-interest income for the second quarter of 1997 totaled $46.3 million, a 12.9% increase from the same quarter in 1996. Non-interest expense has likewise increased by 8.3% comparing the same periods. The change in these categories are discussed later in this report.

        The average net interest margin on earning assets for the second quarter of 1997 was 4.00%, bringing year-to-date net interest margin through June 30 to 4.05%. Comparatively, net interest margin was 3.95% for the same quarter in 1996 and 3.89% for the first half of 1996. A further discussion of net interest margin follows in this report.


Risk Elements in Lending Activities

        At June 30, 1997, total loans were $9.0 billion, a 3.7% increase from year-end 1996 and 5.5% above total loans on June 30, 1996. The comparisons with prior periods are affected by the February 1997 acquisition of Indosuez Niugini Bank, Limited which reported total loans of $30.2 million at the end of June 1997. The following table presents Pacific Century's total loan portfolio balances for the periods indicated.

Loan Portfolio Balances  Pacific Century Financial Corporation and subsidiaries
--------------------------------------------------------------------------------
                                                June 30 December 31     June 30
(in millions of dollars)                           1997        1996        1996
--------------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial                   $1,860.6    $1,806.7    $1,771.7
   Real Estate
         Construction -- Commercial               242.2       212.3       210.6
                      -- Residential               16.3        23.6        26.2
          Mortgage -- Commercial                1,219.4     1,227.8     1,283.9
                   -- Residential               2,671.8     2,635.3     2,550.9
   Installment                                    845.7       849.3       815.4
   Lease Financing                                482.3       437.8       406.8
--------------------------------------------------------------------------------
     Total Domestic                             7,338.3     7,192.8     7,065.5
--------------------------------------------------------------------------------
   Foreign Loans                                1,680.5     1,506.5     1,483.5
--------------------------------------------------------------------------------
     Total Loans                               $9,018.8    $8,699.3    $8,549.0
================================================================================

Commercial and Industrial Loans

        Commercial and Industrial loans outstanding were $1.9 billion as of June 30, 1997, an increase of 3.0% from year-end 1996 and 5.0% from June 30, 1996. The change in Commercial and Industrial loans has been impacted by the Hawaii economy which has affected loan demand, low pricing in the U.S. corporate market, and aggressive management of substandard borrowers.


Real Estate Loans

        Real estate loans totaled $4.1 billion at June 30, 1997, a 1.2% increase from year-end 1996 and a 1.9% increase from the same date a year ago. The increase since year-end 1996 was reflected in residential mortgage lending and commercial construction.


Other Lending

        Installment loans and leases have remained at similar levels compared to year-end 1996 balances. At June 30, 1997, total installment loans were $845.7 million, compared with $849.3 million reported at year-end 1996, and $815.4 million on the same date in 1996. The change since year-end reflected a decrease of 3.2% in charge card and revolving plan credits and an increase in consumer installment loans of 1.6% to $497.7 million. Total leases at June 30, 1997 increased to $482.3 million from $437.8 million at year-end 1996.

        Foreign loan balances were $1.7 billion as of June 30, 1997, compared to $1.5 billion at both year-end 1996 and June 30, 1996. The rise in the foreign loan total since year-end reflects the PNG loan portfolio acquired during the quarter and loan growth in the South Pacific branches and affiliates.


Non-Performing Assets and Past Due Loans

        Pacific Century's non-performing assets include non-accrual loans, restructured loans and foreclosed real estate. NPAs as of June 30, 1997 increased to $93.6 million. The growth, largely in the residential loan category, reflects a migration from the 90 day past due category. While NPAs in the residential real estate loan category have grown over the last six months, 90 day past due loans have decreased as discussed later in this report. NPAs as of June 30, 1997 represented 1.04% of total loans outstanding. This ratio compares with 1.00% at the end of the first quarter
1997 and 0.96% as of year-end 1996. This ratio was 0.98% at the end of the second quarter 1996. Pacific Century continues its effort to monitor and manage NPAs aggressively. Total non-performing assets and loans 90 days past due represented 1.29% of loans outstanding compared with 1.36% at year-end 1996 and 1.34% at March 31, 1997.

        Non-accrual loans increased during the quarter to $82.0 million from $76.3 million at the March 1997 quarter-end and $72.5 million at year-end 1996. The increases are largely reported in the residential real estate category with the commercial category reflecting the largest decrease (see table following).

        Accruing 90 day past due loans have decreased to $22.6 million mainly in the real estate categories, both commercial and residential. Installment past due loans (including charge cards) decreased to $8.2 million at June 30, 1997 from $10.2 million as of March 31, 1997, the result of continuing stepped up collection efforts and charge-offs. Residential real estate past due 90 days decreased to $2.6 million, 0.10% of total residential real estate loans. Past due commercial real estate loans decreased to $0.3 million, 0.02% of total commercial real estate loans. For residential real estate loans, the underlying collateral which represented, at original booking, loan to value ratios of 70-80%, reduces loss exposure.

        The foreclosed real estate category remained stable, totaling $11.6 million at June 30, 1997, compared with $11.3 million at March 31, 1997 and $10.7 million at year-end 1996. There were 26 properties in Other Real Estate at June 30, 1997, the three largest representing 68.3% of the total in dollars.

        The following table presents NPAs and past due loans for the periods indicated.

Pacific Century Financial Corporation and subsidiaries
Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More
-----------------------------------------------------------------------------------
                                                June 30   December 31      June 30
(in millions of dollars)                           1997          1996         1996
-----------------------------------------------------------------------------------
Non-Accrual Loans
       Commercial                                 $16.6         $20.9        $17.7
       Real Estate
         Construction                               0.7           0.3           --
         Commercial                                 3.5           4.1         14.7
         Residential                               35.7          23.6         19.0
       Installment                                  1.7           1.3          1.1
       Leases                                       0.3            --          1.8
       Foreign                                     23.5          22.3         20.1
-----------------------------------------------------------------------------------
             Subtotal                              82.0          72.5         74.4

Foreclosed Real Estate
       Domestic                                    11.6          10.7          9.6
       Foreign                                      0.0            --           --
-----------------------------------------------------------------------------------
             Subtotal                              11.6          10.7          9.6
-----------------------------------------------------------------------------------
         Total Non-Performing Assets               93.6          83.2         84.0
-----------------------------------------------------------------------------------

Accruing Loans Past Due 90 Days or More
       Commercial                                   0.7           2.0          1.9
       Real Estate
         Construction                               0.1           0.4          0.4
         Commercial                                 0.3           6.8          3.5
         Residential                                2.6           6.8          7.3
       Installment                                  8.2           9.0          8.0
       Leases                                       0.2           0.2          0.1
       Foreign                                     10.5           9.5         13.8
-----------------------------------------------------------------------------------
             Subtotal                              22.6          34.7         35.0
-----------------------------------------------------------------------------------
         Total                                   $116.2        $117.9       $119.0
===================================================================================
-----------------------------------------------------------------------------------
Ratio of Non-Performing Assets
       to Total Loans                              1.04%         0.96%        0.98%
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Ratio of Non-Performing Assets
       and Accruing Loans Past Due
       90 Days or More to Total Loans              1.29%         1.36%        1.39%
-----------------------------------------------------------------------------------

Summary of Loan Loss Experience

        The reserve for loan losses stood at $167.8 million at June 30, 1997, representing 1.90% of loans outstanding. This compares with 1.98% as of March 31, 1997, 1.97% at year-end 1996 and 1.95%
on June 30, 1996.

        Loan loss provisions were $7.3 million for the second quarter of 1997, compared with the $5.1 million reported for the first quarter of 1997. Pacific Century reported net charge-offs of $8.4 million for the second quarter of 1997, bringing year-to-date net charge-offs to $9.9 million. Comparatively, strong recoveries for the first six months of 1996 resulted in net charge-offs of $3.9 million.

        Gross charge-offs increased to $11.9 million for the second quarter of 1997, compared to $7.2 million for the first quarter of 1997. Year-to-date, gross charge-offs totaled $19.1 million, compared with $20.9 million for the same period in 1996.
Recoveries reported for the quarter ended June 30, 1997 were $3.5 million, bringing year-to-date recoveries to $9.2 million. Recoveries reported last year through June 30, were boosted by an $11.5 million recovery on loans secured by commercial leasehold property charged off in 1992 and 1993.

        The annualized ratio of net charge-offs to average loans outstanding for the second quarter 1997 was 0.39%. The ratio of net charge-offs to average loans were 0.23% for the first half of 1997 and 0.09% for the comparable period in 1996. For the full year of 1996, Pacific Century reported a ratio of 0.16%.

        A detailed breakdown of charge-offs and recoveries by loan category is presented in the following table.

Summary of Loss Experience                    Pacific Century Financial Corporation and subsidiaries
-----------------------------------------------------------------------------------------------------
                                                   Second       Second      First Six      First Six
                                                  Quarter      Quarter         Months         Months
(in millions of dollars)                             1997         1996           1997           1996
-----------------------------------------------------------------------------------------------------
Average Loans Outstanding                        $8,659.1     $8,464.6       $8,568.2       $8,242.3
Balance of Reserve for Possible Loan Losses
   at Beginning of Period                          $170.1       $152.1         $167.8         $152.0
Loans Charged Off
   Commercial and Industrial                          3.3          1.7            4.7            3.1
   Real Estate - Construction                          --           --             --             --
   Real Estate - Mortgage
     Commercial                                       0.2          0.8            0.2            1.3
     Residential                                      0.6          0.7            0.7            0.9
   Installment                                        7.7         10.0           13.3           14.6


   Foreign                                             --          0.8             --            0.8
   Leases                                             0.1           --            0.2            0.2
-----------------------------------------------------------------------------------------------------
Total Charged Off                                    11.9         14.0           19.1           20.9
Recoveries on Loans Previously Charged Off
   Commercial and Industrial                          1.0         12.7            5.3           13.5
   Real Estate - Construction                          --           --             --            0.7
   Real Estate - Mortgage
     Commercial                                       0.3          0.1            0.3            0.1
     Residential                                      0.7          0.1            0.7            0.2
   Installment                                        1.5          1.1            2.8            2.1


   Foreign                                             --           --            0.1             --
   Leases                                              --          0.2             --            0.4
-----------------------------------------------------------------------------------------------------
Total Recoveries                                      3.5         14.2            9.2           17.0
-----------------------------------------------------------------------------------------------------
Net Charge Offs                                       8.4         (0.2)           9.9            3.9
Provision Charged to Operating Expenses               7.3          4.2           12.4            8.6
Other Net Additions (Deductions) *                   (1.2)         6.8           (2.5)           6.6
-----------------------------------------------------------------------------------------------------
Balance at End of Period                           $167.8       $163.3         $167.8         $163.3
=====================================================================================================
Ratio of Net Charge Offs to
  Average Loans Outstanding  (annualized)            0.39%       -0.01%          0.23%          0.09%
-----------------------------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding                1.90%        1.95%          1.90%          1.95%
-----------------------------------------------------------------------------------------------------
* Includes foreign currency translation adjustments and reserves acquired.

/TABLE

Capital

        Pacific Century continues to manage its capital levels through the target ratios outlined in Pacific Century's 1996 Annual Report. Pacific Century's average equity to average assets ratio for the second quarter of 1997 was 7.75%, a decrease from the 7.95% reported for 1996, but an increase from the 7.64% for the first quarter of 1997.

        Pacific Century's shareholders' equity at June 30, 1997 totaled $1.1 billion. New shares issued for the profit sharing, stock option and dividend reinvestment plans increased capital by $4.1 million during the quarter. Under Pacific Century's continuing stock repurchase programs, share repurchases totaled $18.6 million during the second quarter of 1997 and $36.5 million for the first six months of 1997. Dividends for the quarter totaled $11.8 million, a decrease from the first quarter dividends, as fewer shares were outstanding. Dividends were paid at $0.30 per share for both quarters of 1997.

        Regulatory risk-based capital ratios remain well above minimum guidelines. At June 30, 1997, Pacific Century's Total Capital and Tier 1 Capital ratios were 12.80% and 10.42%, respectively. This compares with year-end 1996, when the Total Capital Ratio was 12.96% and the Tier 1 Capital Ratio was 10.57%. These ratios reflect the fourth quarter 1996 issuance of $100 million in Capital Securities by Bancorp Hawaii Capital Trust I, a subsidiary of Pacific Century. Regulatory guidelines prescribe a minimum Total Capital Ratio of 10.00% and a Tier 1 Capital Ratio of 6.00% for an institution to qualify as well capitalized. Pacific Century's strategy is to maintain its capital ratios at levels to meet this qualification to benefit from the financial and regulatory incentives provided to well capitalized companies.

        In addition, the leverage ratio, which represents the ratio of Tier 1 Capital to Total Average Assets, was 8.00% at June 30,
1997, compared to 7.98% at year-end 1996. The minimum ratio to qualify an institution as well capitalized is 5.00%.


Net Interest Margin Management

        The average net interest margin on earning assets for the second quarter of 1997 improved to 4.00% from 3.95% reported for the second quarter of 1996. Year-to-date net interest margin through June 1997 was 4.05% compared to 3.89% for the same period in 1996. The improvement is partly attributed to the acquisition of the South Pacific banks whose net interest margin is higher and an increased level of earning assets.

        The cost of funds rate for the second quarter of 1997 was 4.75%, which was above the 4.63% reported for the second quarter of 1996. The earning asset yield was 8.07% for the second quarter of 1997, an increase over the second quarter 1996 yield of 7.95%.

Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent
----------------------------------------------------------------------------------------------------------
                                                         Three Months Ended           Three Months Ended
                                                            June 30 1997                 June 30 1996
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $529.7   $9.5   7.17%        $665.6  $10.8   6.55%
  Investment Securities Held to Maturity
    -Taxable                                           1,223.2   20.9   6.86          888.2   14.5   6.59
    -Tax-Exempt                                           12.6    0.4  14.02           13.1    0.5  14.11
  Investment Securities Available for Sale             2,397.5   38.5   6.45        2,255.7   36.5   6.50
  Funds Sold                                              63.0    0.8   4.83           87.5    0.9   4.21
  Net Loans
    -Domestic                                          7,140.0  149.1   8.37        7,216.7  148.8   8.29
    -Foreign                                           1,519.1   32.6   8.61        1,246.9   24.4   7.86
  Loan Fees                                                       7.4                          8.3
                                                     ------------------------     ------------------------
    Total Earning Assets                              12,885.1  259.2   8.07       12,373.7  244.7   7.95
Cash and Due From Banks                                  480.0                        475.4
Other Assets                                             496.4                        434.6
                                                     ----------                   ----------
    Total Assets                                     $13,861.5                    $13,283.7
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,831.0   12.7   2.78       $1,672.2   11.9   2.86
                    - Savings                            842.3    5.3   2.52          956.5    5.9   2.49
                    - Time                             2,876.6   39.0   5.44        2,360.5   31.6   5.38
                                                     ------------------------     ------------------------
    Total Domestic                                     5,549.9   57.0   4.12        4,989.2   49.4   3.98
  Foreign Deposits
    - Time Due to Banks                                  869.8   12.8   5.88          844.1    9.8   4.65
    - Other Time and Savings                             949.3   10.8   4.56          822.7   11.1   5.46
                                                     ------------------------     ------------------------
    Total Foreign                                      1,819.1   23.6   5.19        1,666.8   20.9   5.05
                                                     ------------------------     ------------------------
    Total Deposits                                     7,369.0   80.6   4.38        6,656.0   70.3   4.25
Short-Term Borrowings                                  2,836.6   38.9   5.49        2,869.0   37.3   5.22
Long-Term Debt                                           812.6   11.1   5.49        1,181.4   15.6   5.31
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                11,018.2  130.6   4.75       10,706.4  123.2   4.63
                                                     ------------------------     ------------------------
Net Interest Income                                             128.6   3.32                 121.5   3.32
Average Spread on Earning Assets                                        4.00%                        3.95%
Demand Deposits     - Domestic                         1,365.5                      1,214.8
                    - Foreign                            267.3                        149.6
                                                     ----------                   ----------
Total Demand Deposits                                  1,632.8                      1,364.4
Other Liabilities                                        140.1                        149.1
Shareholders' Equity                                   1,070.4                      1,063.8
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $13,861.5                    $13,283.7
                                                     ==========                   ==========

Provision for Possible Loan Losses                                7.3                          4.2
Net Overhead                                                     66.1                         62.8
                                                               -------                      -------
Income Before Income Taxes                                       55.2                         54.5
Provision for Income Taxes                                       19.4                         19.6
Tax-Equivalent Adjustment                                         0.2                          0.3
                                                               -------                      -------
Net Income                                                      $35.6                        $34.6
                                                               =======                      =======

Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent
----------------------------------------------------------------------------------------------------------
                                                          Six Months Ended             Six Months Ended
                                                           June 30, 1997                June 30, 1996
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $545.1  $19.2   7.08%        $598.0  $20.7   6.95%
  Investment Securities Held to Maturity
    -Taxable                                           1,219.4   40.7   6.73          907.3   29.2   6.46
    -Tax-Exempt                                           12.6    0.9  14.23           13.4    0.9  14.03
  Investment Securities Available for Sale             2,387.9   77.6   6.55        2,279.5   74.0   6.53
  Funds Sold                                              74.7    1.7   4.62           85.9    2.1   4.86
  Net Loans
    -Domestic                                          7,097.9  293.5   8.34        7,204.1  295.9   8.26
    -Foreign                                           1,470.3   62.9   8.63        1,037.7   36.9   7.16
  Loan Fees                                                      16.7                         16.6
                                                     ------------------------     ------------------------
    Total Earning Assets                              12,807.9  513.2   8.08       12,125.9  476.3   7.90
Cash and Due From Banks                                  533.2                        451.4
Other Assets                                             490.3                        425.4
                                                     ----------                   ----------
    Total Assets                                     $13,831.4                    $13,002.7
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,803.5   25.0   2.80       $1,707.4   23.7   2.80
                    - Savings                            873.1   10.7   2.47          978.2   12.4   2.54
                    - Time                             2,788.5   75.5   5.46        2,286.4   61.7   5.42
                                                     ------------------------     ------------------------
    Total Domestic                                     5,465.1  111.2   4.10        4,972.0   97.8   3.95
  Foreign Deposits
    - Time Due to Banks                                  882.3   25.5   5.83          784.6   19.3   4.95
    - Other Time and Savings                             922.6   20.8   4.54          604.5   16.3   5.41
                                                     ------------------------     ------------------------
    Total Foreign                                      1,804.9   46.3   5.17        1,389.1   35.6   5.15
                                                     ------------------------     ------------------------
    Total Deposits                                     7,270.0  157.5   4.37        6,361.1  133.4   4.22
Short-Term Borrowings                                  2,804.8   75.7   5.44        2,877.7   76.1   5.32
Long-Term Debt                                           828.2   22.5   5.49        1,201.3   32.0   5.35
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                10,903.0  255.7   4.73       10,440.1  241.5   4.65
                                                     ------------------------     ------------------------
Net Interest Income                                             257.5   3.35                 234.8   3.25
Average Spread on Earning Assets                                        4.05%                        3.89%
Demand Deposits     - Domestic                         1,373.6                      1,296.1
                    - Foreign                            262.8                         92.0
                                                     ----------                   ----------
Total Demand Deposits                                  1,636.4                      1,388.1
Other Liabilities                                        219.8                        108.8
Shareholders' Equity                                   1,072.2                      1,065.7
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $13,831.4                    $13,002.7
                                                     ==========                   ==========

Provision for Possible Loan Losses                               12.4                          8.6
Net Overhead                                                    134.1                        123.4
                                                               -------                      -------
Income Before Income Taxes                                      111.0                        102.8
Provision for Income Taxes                                       39.5                         34.8
Tax-Equivalent Adjustment                                         0.4                          0.7
                                                               -------                      -------
Net Income                                                      $71.1                        $67.3
                                                               =======                      =======

Interest Rate Risk and Derivatives

        As discussed in Pacific Century's 1996 Annual Report, Pacific Century utilizes interest rate sensitivity analysis and computer simulation techniques to measure the exposure of its earnings to interest rate movements. The objective of the process is to position its balance sheet to optimize earnings without unduly increasing risk. The Interest Rate Sensitivity Table presents the traditional method of quantifying the possible exposure to interest rate movements for various time frames at June 30, 1997. As the table indicates, Pacific Century's one year cumulative asset sensitivity gap totaled $0.5 billion, representing 3.19% of total assets. Comparatively, the one year cumulative gap was $0.4 billion at year-end 1996, 2.6% of total assets. Simulation models are also utilized by Pacific Century to measure the interest rate sensitivity of its balance sheet. These models simulate changes in interest rates and project the impact on Pacific Century's net interest income. The results of these simulations are all within established guidelines.

        Pacific Century uses swaps as a cost effective risk management tool for dealing with interest rate risk from time to time. One new swap agreement with a notional amount of $50 million was entered into during the quarter. At June 30, 1997, the notional amount of swaps totaled $0.6 billion, compared with $0.7 billion at year-end 1996 and $0.8 billion a year ago. Net expense on interest rate swap agreements totaled $0.7 million for the second quarter of 1997 and $1.2 million for the first six months of 1997. Comparatively, net expense of $0.8 million was recognized in the second quarter of 1996 and $2.2 million for the first half of 1996.

Interest Rate Sensitivity Table       Pacific Century Financial Corporation and subsidiaries
---------------------------------------------------------------------------------------------
JUNE 30, 1997                                                         OVER NON-INTEREST
(in millions of dollars)   0 - 90 DAYS 91-365 DAYS 1 - 5 YEARS     5 YEARS      BEARING
---------------------------------------------------------------------------------------------
ASSETS (1)
INVESTMENT SECURITIES           1,723.0       861.0       713.7       393.5           -
SHORT TERM INVESTMENTS            117.5         4.9          -           -            -
INTERNATIONAL ASSETS            1,154.7       358.9       217.9       104.1         24.6
DOMESTIC LOANS (2)              2,760.8     2,024.5     2,014.0       661.2         57.4
TRADING SECURITIES                   -           -          2.2          -            -
OTHER ASSETS                       77.5        38.7       271.2       116.7        470.7
---------------------------------------------------------------------------------------------
TOTAL ASSETS                    5,833.5     3,288.0     3,219.0     1,275.5        552.7
=============================================================================================

LIABILITIES AND CAPITAL (1)
NON-INT BEARING DEMAND (3)        282.9       168.3       684.2       223.0           -
INT BEARING DEMAND (3)            346.8       272.1       840.5       354.8           -
SAVINGS (3)                        98.7        98.7       460.4       164.4           -
TIME DEPOSITS                     766.7     1,331.5       593.2        47.0           -
FOREIGN DEPOSITS                1,525.1       197.8       131.6         6.7        334.4
S/T BORROWINGS                  2,128.2       918.7        49.9         0.0           -
LONG-TERM DEBT                     40.0       154.9       286.0       220.7           -
OTHER LIABILITIES                    -           -           -           -         359.3
CAPITAL                              -           -           -           -       1,082.2
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL   5,188.4     3,142.0     3,045.8     1,016.6      1,775.9
=============================================================================================
INTEREST RATE SWAPS              -536.0       196.3       339.7          -            -
---------------------------------------------------------------------------------------------
INTEREST SENSITIVITY GAP          109.1       342.3       512.9       258.9     -1,223.2
---------------------------------------------------------------------------------------------
CUMULATIVE GAP                    109.1       451.4       964.3     1,223.2           -

PERCENTAGE OF TOTAL ASSETS        0.77%       3.19%       6.81%       8.63%           -
=============================================================================================

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

        At June 30, 1997, deposits were $8.9 billion, compared to $8.7 billion and $8.4 billion reported at year-end 1996 and June 30, 1996, respectively. The increase in deposits reflects the acquisition of $254 million of Home Savings deposits acquired by Pacific Century Bank, N.A. in Arizona. The acquisition, which closed in the second quarter, increased Pacific Century Bank, N.A. deposits to $460.5 million as of June 30, 1997. The competition for deposits, not only by banks and savings and loan companies, but also by securities brokerage firms continues to impact the level of deposits. Repos which are offered to government depositors as an alternative to deposits were $2.1 billion at June 30, 1997, compared to $1.7 billion on June 30, 1996, and $2.1 billion at year-end 1996.

        Short term borrowings, including Fed Funds, were $0.95 billion at June 30, 1997, compared with $0.89 billion at year-end 1996 and $1.1 billion at June 30, 1996. Long term debt decreased to $0.7 billion at June 30, 1997 from $0.9 billion at year-end 1996 and $1.1 billion at March 31, 1996. Long term debt outstanding included $100 million of Capital Securities issued by Pacific Century in Bancorp Hawaii Capital Trust I, a subsidiary of Pacific Century in December 1996.


Non-Interest Income and Expense

        Pacific Century utilizes the efficiency ratio to measure its success in managing non-interest income and non-interest expense. Pacific Century determines its efficiency ratio by dividing non-interest expense by the sum of net interest income and non-interest income (excluding securities transactions). For the first half of 1997, Pacific Century's ratio was 64.7% compared with 64.6% for all of 1996. The non-interest income and non-interest expense components of the efficiency ratio are discussed following.


Non-Interest Income               3 Months Ended  3 Months Ended  6 Months Ended  6 Months Ended
(in millions)                      June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
---------------------------------------------------------------------------------------------------
Trust Income                               $12.8           $11.8           $26.1         $24.7
Service Charges on Deposits                  6.5             6.8            13.2          12.8
Fees, Exchange and Other Service            17.5            14.0            32.2          26.5
   Charges
Other Income                                 7.9             8.3            14.5          14.0
Securities Gain (Loss)                       1.6             0.1             2.0          (0.1)
----------------------------------------------------------------------------------------------------
    Total Non-Interest Income              $46.3           $41.0           $88.0         $77.9
====================================================================================================

        Non-interest income for the second quarter was $46.3 million, a 12.9% increase from the same quarter in 1996. For the year-to-date, non-interest income totaled $88.0 million, an increase of 12.9% over the same period in 1996. The increases between years are affected by the BDT and BNC acquisition which occurred in May 1996 and the PNG acquisition which took place in 1997.

        Trust income for the second quarter was $12.8 million, compared with $11.8 million for the same quarter in 1996. This 7.9% increase is largely due to the increasing value of assets under administration through new customer acquisitions and growth in values of trust customer assets administered. At June 30, 1997, total assets under administration totaled $12.4 billion, compared with $12.2 billion at year-end 1996.

        Service charges on deposit accounts for the second quarter totaled $6.5 million, a decrease from $6.8 million reported for the same quarter of 1996. The decrease is largely due to the lower level of analysis fees assessed on commercial deposit accounts. On a year-to-date basis, service charges totaled $13.2 million, compared to $12.8 million for the same period in 1996. This increase again reflects the impact of the acquisition on the earnings between years.

        Fees exchange and other service charges for the second quarter were $17.5 million, bringing the year-to-date total to $32.2 million. This increase of 21.2% reflects the growth in fees from the acquisitions as much of the affiliate banks' fees are recorded in this category.

        Other operating income decreased 4.2% from the same quarter last year to $7.9 million. The year-to-date income in this category was $14.4 million, improving to $13.9 million compared to the same period in 1996.

        For the year to date, securities gains were $2.0 million, compared with a $0.6 million loss for the same period in 1996.


Non-Interest Expense              3 Months Ended  3 Months Ended  6 Months Ended  6 Months Ended
(in millions)                      June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
-------------------------------------------------------------------------------------------------------
Salaries                                   $40.1           $40.9           $81.5           $77.5
Pension and Other Benefits                  12.4            12.1            27.5            25.5
Net Premises                                11.2             8.7            21.6            19.4
Net Equipment                                9.7             8.8            18.7            16.6
Other Expense                               38.6            32.8            72.0            61.7
Minority Interest                            0.4             0.5             0.7             0.7
-------------------------------------------------------------------------------------------------------
                                          $112.4          $103.8          $222.0          $201.4
=======================================================================================================

        Non-interest expense for the quarter was $112.4 million, an increase of 8.3% from the same quarter last year and 2.4% from the first quarter of 1997. The acquisition of BDT, BNC, and PNG have impacted these comparisons due to the timing of the acquisitions. For the year-to-date, non-interest expense was $222.0 million, compared with $201.4 million at this time last year. This is an increase of 10.3%, but expenses included only two months of BDT and BNC expenses in the first six months of 1996.

        Salary and benefit expense totaled $52.5 million for the second quarter, compared with $52.9 million for the same quarter of 1996 and $56.5 million for the first quarter of 1997. For the year-to-date, salary and benefit expense increased to $109.0 million from $103.0 million for the same period in 1996. Again, the increase is partly due to the acquisitions in May 1996.

        Occupancy and equipment expense totaled $21.6 million and $18.7 million for the first six months of 1997, respectively. Compared to the same period in 1996, these would be increases of 10.9% and 12.9%, respectively. The growth of these expenses has been driven by Pacific Century's continuing effort to improve efficiency through technology.

        The "Year 2000 Issue" continues to gain coverage by the media. As the year 2000 approaches, application software programs and operating systems will need to be updated. Based on a preliminary study, Pacific Century expects to spend approximately $25 to $30 million through 1998 to address this issue. Pacific Century continues to evaluate alternative solutions to assure that systems will transition smoothly in 2000. Alternatives being considered include the replacement of systems (the cost of which would be capitalized and depreciated) and the update of existing applications to assure they function properly in the year 2000. The cost of the latter would be expensed in the periods incurred. Pacific Century's technology staff will undertake most of this effort with certain projects handled by consultants.

        Other operating expense for the second quarter of 1997 totaled $38.6 million, an increase of 17.5% from the same quarter in 1996. Again, the comparison is affected by the acquisitions.

PART II. - Other Information


Items 1, 2, 3 and 5 omitted pursuant to instructions.

Item 4 - Submission of Matters to a Vote of Security Holders

        (a) Pacific Century's Annual Shareholders' Meeting was held on April 25, 1997.

        (b)     Omitted per instructions.

        (c) A brief description of each matter voted upon at the Annual Shareholders' Meeting held on April 25, 1997 and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

                (1) Election of four Class II directors for terms expiring in 2000 and a successor to fill the unexpired terms of one retiring Class I director, whose term expires in 1999.

                        Class II director:

                        David A. Heenan -
                        Votes cast for:  34,729,296
                        Votes cast against:  0
                        Votes withheld:  740,382

                        Stuart T. K. Ho -
                        Votes cast for:  34,731,928
                        Votes cast against:  0
                        Votes withheld:  737,750

                        Lawrence M. Johnson -
                        Votes cast for:  34,726,740
                        Votes cast against:  0
                        Votes withheld:  742,938

                        Fred E. Trotter -
                        Votes cast for:  34,727,912
                        Votes cast against:  0
                        Votes withheld:  741,766

                        Class I director:

                        Donald M. Takaki -
                        Votes cast for:  34,724,460
                        Votes cast against:  0
                        Votes withheld:  745,218

                (2)     Election of Ernst & Young as Auditor.

                        Votes cast for:  35,225,276
                        Votes cast against:  156,419
                        Votes abstained:  87,983

                (3) Proposal to approve an amendment to section 4.1 of Bancorp Hawaii, Inc. Stock Option Plan of 1994 to increase to 2,875,000 the number of shares of common stock available for grant under the plan.

                        Votes cast for:  32,828,926
                        Votes cast against:  2,344,462
                        Votes abstained:  296,290

                (4) Proposal to approve an amendment to the Restated Articles of Incorporation to change the name of Bancorp Hawaii, Inc. to Pacific Century Financial Corporation.

                        Votes cast for:  32,954,363
                        Votes cast against:  2,174,228
                        Votes abstained:  341,087

        (d)     None.

Item 6 - Exhibits and Reports on Form 8-K

        (a)     Exhibit Index

                Exhibit Number                          Description

                        2               Agreement and Plan of Reorganization,
                                        dated as of February 24, 1997, between
                                        Registrant and CU Bancorp (incorporated
                                        by reference to Appendix A of the Proxy
                                        Statement/Prospectus included in
                                        Registrant's Registration Statement on
                                        Form S-4, Amendment No. 1, filed May 6,
                                        1997, Registration No. 333-24379)
                        3               Restated Articles of Incorporation
                                        (incorporated by reference to Exhibit
                                        3.1 of Registrant's Registration
                                        Statement on Form S-4, filed April 2,
                                        1997, Registration No. 333-24379)
                        11              Statement Regarding Computation of Per
                                        Share Earnings
                        20              Quarterly Report to Shareholders
                        27              Financial Data Schedule
                        99              Statement of Ratios

        (b)     No Form 8-K was filed during the quarter.


SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date  August 12, 1997             PACIFIC CENTURY FINANCIAL
                                    CORPORATION


                                    DAVID A. HOULE
                                      (Signature)

                                  David A. Houle
                                  Executive Vice President,
                                  Treasurer and Chief
                                  Financial Officer