Form 10-Q
period 1997-09-30
PACIFIC CENTURY FINANCIAL CORP
filed 1997-11-10
CIK 46195

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

Common Stock, $2 Par Value; outstanding at October 31, 1997 -
40,206,709 shares

PACIFIC CENTURY FINANCIAL CORPORATION and subsidiaries
September 30, 1997




PART I. - Financial Information

Item 1.     Financial Statements

Consolidated Statements of Condition (Unaudited)              Pacific Century Financial Corporation and subsidiaries
--------------------------------------------------------------------------------------------------------------------
                                                                            September 30  December 31  September 30
(in thousands of dollars)                                                           1997         1996          1996
--------------------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                                       $495,653     $635,519      $623,592
Investment Securities - Held to Maturity
  (Market Value of $1,200,591; $1,261,146; and $1,266,815; respectively)       1,194,467    1,258,756     1,272,910
Investment Securities - Available for Sale                                     2,501,678    2,372,897     2,340,746
Funds Sold                                                                       111,890      141,920        88,224
Loans                                                                          9,529,535    8,699,286     8,683,244
  Unearned Income                                                               (206,823)    (183,586)     (181,719)
  Reserve for Possible Loan Losses                                              (177,689)    (167,795)     (167,770)
--------------------------------------------------------------------------------------------------------------------
Net Loans                                                                      9,145,023    8,347,905     8,333,755
--------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                      13,448,711   12,756,997    12,659,227
Cash and Non-Interest Bearing Deposits                                           579,087      581,221       457,116
Premises and Equipment                                                           286,090      273,122       273,075
Customers' Acceptance Liability                                                   46,576       21,178        27,323
Accrued Interest Receivable                                                       87,013       88,074        85,095
Other Real Estate                                                                 11,016       10,711         8,901
Intangibles, including Goodwill                                                  209,005       96,456        96,427
Trading Securities                                                                 2,292        1,687         1,449
Other Assets                                                                     201,451      179,721       171,860
--------------------------------------------------------------------------------------------------------------------
    Total Assets                                                             $14,871,241  $14,009,167   $13,780,473
====================================================================================================================

Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                               $1,589,808   $1,435,091    $1,319,369
                 - Interest-Bearing                                            1,991,881    1,724,105     1,648,312
  Savings                                                                        836,220      866,453       889,874
  Time                                                                         2,932,356    2,571,569     2,586,714
Foreign Deposits
  Demand - Non-Interest Bearing                                                  335,815      553,274       273,311
  Time Due to Banks                                                              605,543      804,818       707,122
  Other Savings and Time                                                       1,163,723      728,769       993,788
--------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                             9,455,346    8,684,079     8,418,490

Securities Sold Under Agreements to Repurchase                                 2,268,250    2,075,571     1,996,536
Funds Purchased                                                                  364,528      599,994       479,538
Short-Term Borrowings                                                            482,378      293,257       489,061
Bank's Acceptances Outstanding                                                    46,576       21,178        27,323
Accrued Pension Costs                                                             17,639       17,309        20,341
Accrued Interest Payable                                                          68,541       69,545        75,294
Accrued Taxes Payable                                                            153,560      154,984       151,530
Minority Interest                                                                  5,757        9,307         9,352
Other Liabilities                                                                101,021       85,678        90,828
Long-Term Debt                                                                   766,485      932,143       957,431
--------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                         13,730,081   12,943,045    12,715,724

Shareholders' Equity
Common Stock ($2 par value), authorized 100,000,000 shares;
    outstanding,  September 1997 - 40,221,783;
    December 1996 - 39,959,234; September 1996 - 40,661,103;                      80,444       79,918        81,322
Surplus                                                                          194,131      186,391       215,014
Unrealized Valuation Adjustments                                                  (6,509)      (3,722)      (12,759)
Retained Earnings                                                                873,094      803,535       781,172
--------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                 1,141,160    1,066,122     1,064,749
--------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                               $14,871,241  $14,009,167   $13,780,473
====================================================================================================================

Consolidated Statements of Income (Unaudited)                 Pacific Century Financial Corporation and subsidiaries
--------------------------------------------------------------------------------------------------------------------
                                                                  3 Months      3 Months     9 Months      9 Months
                                                                     Ended         Ended        Ended         Ended
                                                              September 30  September 30 September 30  September 30
(in thousands of dollars except per share amounts)                    1997          1996         1997          1996
--------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                               $186,887      $167,454     $525,859      $490,302
  Loan Fees                                                          7,947         6,381       24,683        22,958
  Income on Lease Financing                                          8,691         8,793       26,015        18,467
  Interest and Dividends on Investment Securities
    Taxable                                                         20,592        20,542       61,297        49,703
    Non-taxable                                                        296           292          874           901
  Income on Investment Securities Available for Sale                40,995        35,997      118,542       110,047
  Interest on Deposits                                               8,090        10,298       27,229        30,952
  Interest on Security Resale Agreements                                 1            --           86            --
  Interest on Funds Sold                                             1,091           828        2,715         2,906
--------------------------------------------------------------------------------------------------------------------
Total Interest Income                                              274,590       250,585      787,300       726,236
Interest Expense
  Interest on Deposits                                              83,259        76,389      240,716       209,751
  Interest on Security Repurchase Agreements                        30,120        23,780       85,152        73,705
  Interest on Funds Purchased                                        5,795         7,323       17,588        22,041
  Interest on Short-Term Borrowings                                  4,689         5,254       13,552        16,726
  Interest on Long-Term Debt                                        12,030        15,191       34,559        47,173
--------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                             135,893       127,937      391,567       369,396


Net Interest Income                                                138,697       122,648      395,733       356,840

Provision for Possible Loan Losses                                   8,162         3,733       20,536        12,320
--------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Possible Loan Losses       130,535       118,915      375,197       344,520
Non-Interest Income
  Trust Income                                                      13,162        12,349       39,271        37,067
  Service Charges on Deposit Accounts                                7,790         6,813       20,988        19,597
  Fees, Exchange, and Other Service Charges                         17,108        15,884       49,301        42,436
  Other Operating Income                                             7,795         6,690       22,244        20,618
  Investment Securities Gains (Losses)                                 292           291        2,304           229
--------------------------------------------------------------------------------------------------------------------
Total Non-Interest Income                                           46,147        42,027      134,108       119,947
Non-Interest Expense
  Salaries                                                          45,161        40,727      126,686       118,246
  Pensions and Other Employee Benefits                              12,522        12,020       40,032        37,500
  Net Occupancy Expense of Premises                                 11,065        10,510       32,620        29,954
  Net Equipment Expense                                              9,837         8,789       28,530        25,343
  Other Operating Expense                                           43,245        40,041      115,269       101,752
  Minority Interest                                                    287           524          999         1,181
--------------------------------------------------------------------------------------------------------------------
Total Non-Interest Expense                                         122,117       112,611      344,136       313,976
--------------------------------------------------------------------------------------------------------------------
      Income Before Income Taxes                                    54,565        48,331      165,169       150,491
Provision for Income Taxes                                          19,312        17,003       58,829        51,840
--------------------------------------------------------------------------------------------------------------------

      Net Income                                                   $35,253       $31,328     $106,340       $98,651
====================================================================================================================
Earnings Per Common Share and Common Share Equivalents               $0.86         $0.76        $2.63         $2.39
--------------------------------------------------------------------------------------------------------------------
Average Common Shares and Common Share Equivalents Outstanding  41,094,194    41,182,809   40,386,565    41,334,572
--------------------------------------------------------------------------------------------------------------------
/TABLE

Consolidated Statements of Shareholders' Equity (Unaudited)  Pacific Century Financial Corporation and subsidiaries
--------------------------------------------------------------------------------------------------------------------
                                                                  Common                    Unrealized     Retained
(in thousands of dollars except per share amounts)     Total       Stock      Surplus   Valuation Adj.     Earnings
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                      $1,066,122     $79,918     $186,391          ($3,722)    $803,535
Net Income                                           106,340        -            -                -         106,340
Sale of Common Stock
   65,220 Profit Sharing Plan                          2,925         130        2,795             -            -
  183,207 Stock Option Plan                            4,745         366        4,379             -            -
  102,899 Dividend Reinvestment Plan                   4,877         207        4,670             -            -
    2,950 Directors' Restricted Shares and
               Deferred Compensation Plan                128           6          122             -            -
2,317,873 Shares Issued to CU Bancorp Shareholders   108,469       4,636      103,833             -            -
Stock Repurchased                                   (112,878)     (4,819)    (108,059)            -            -
Unrealized Valuation Adjustments
   Investment Securities                               2,633        -            -               2,633         -
   Foreign Exchange Translation Adjustment            (5,420)       -            -              (5,420)        -
Cash Dividends Paid of $.925 Per Share               (36,781)       -            -                -         (36,781)
--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                     $1,141,160     $80,444     $194,131          ($6,509)    $873,094
====================================================================================================================

Balance at December 31, 1995                      $1,054,436     $82,682     $240,080          $13,902     $717,772
Net Income                                            98,651        -            -                -          98,651
Sale of Common Stock
   35,803 Profit Sharing Plan                          1,231          72        1,159             -            -
  201,176 Stock Option Plan                            4,629         402        4,227             -            -
  133,207 Dividend Reinvestment Plan                   5,200         265        4,935             -            -
    1,800 Restricted Share Plan                           64           4           60             -            -
Stock Repurchased                                    (37,550)     (2,103)     (35,447)            -            -
Unrealized Valuation Adjustments
   Investment Securities                             (19,116)       -            -             (19,116)        -
   Foreign Exchange Translation Adjustment            (7,545)       -            -              (7,545)        -
Cash Dividends Paid of $.86 Per Share                (35,251)       -            -                -         (35,251)
--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                     $1,064,749     $81,322     $215,014         ($12,759)    $781,172
====================================================================================================================

Consolidated Statements of Cash Flows              (Unaudited)               Pacific Century Financial Corporation and subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                                        1997          1996
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                                                   $106,340       $98,651
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses, depreciation, and amortization of income and expense                          20,906        10,796
      Deferred income taxes                                                                                     7,251         5,638
      Realized and unrealized investment security gains                                                        (2,184)       (8,294)
      Net decrease (increase) in trading securities                                                              (605)        1,420
      Other assets and liabilities, net                                                                       (46,297)        4,931
                                                                                                           ----------- -------------
      Net cash provided by operating activities                                                                85,411       113,142
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from redemptions of investment securities held to maturity                                           167,176       459,823
Purchases of investment securities held to maturity                                                           (55,418)     (581,374)
Proceeds from sales of investment securities available for sale                                               639,931       734,695
Purchases of investment securities available for sale                                                        (563,530)     (868,188)
Net decrease in interest-bearing deposits placed in other banks                                               140,724       421,546
Net decrease in funds sold                                                                                     61,230        27,949
Net increase (decrease) in loans and lease financing                                                         (316,695)      113,310
Premises and equipment, net                                                                                   (14,946)      (29,062)
Purch of addtnl int, net of cash and non-int deposits, Credipac Polynesie and Credipac Nouvelle Caledonie          --        (4,114)
Purchase of majority interest of Banque de Tahiti & New Caledonie
      net of cash and non-interest bearing deposits acquired                                                       --        18,090
Purchase of Bank of Hawaii (PNG), Ltd., net of cash and non-interest
      bearing deposits acquired                                                                                (5,371)           --
Purchase of CU Bancorp, net of cash and non-interest
      bearing deposits acquired                                                                                24,523            --
Purchase of Home Savings of America branches, net of cash and non-interest
      bearing deposits acquired                                                                               235,020            --
                                                                                                           ----------- -------------
      Net cash provided by investing activities                                                               312,644       292,675
------------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Net decrease in demand, savings, and time deposits                                                           (238,435)      (16,796)
Proceeds from lines of credit and long-term debt                                                               19,313     1,059,468
Principal payments on lines of credit and long-term debt                                                     (184,971)   (1,165,473)
Net increase (decrease) in short-term borrowings                                                              146,308      (225,709)
Net proceeds (payments) from sale (repurchase) of stock                                                      (100,203)      (26,426)
Cash dividends                                                                                                (36,781)      (35,251)
                                                                                                           ----------- -------------
      Net cash used by financing activities                                                                  (394,769)     (410,187)

Effect of exchange rate changes on cash                                                                        (5,420)       (7,545)
                                                                                                           ----------- -------------
      Decrease in cash and non-interest bearing deposits                                                       (2,134)      (11,915)

Cash and non-interest bearing deposits at beginning of year                                                   581,221       469,031
                                                                                                           ----------- -------------
Cash and non-interest bearing deposits at end of period                                                      $579,087      $457,116
====================================================================================================================================

Note 1.     Name Change

     On April 25, 1997, the company's name was changed from Bancorp Hawaii, Inc. to Pacific Century Financial Corporation (Pacific Century). The change was made to better reflect the company's strategic goals to grow in Hawaii and throughout the Pacific. Bank of Hawaii will maintain its name along with that of First Federal Savings & Loan Association of America. However, several of the company's other subsidiaries have adopted names with a Pacific Century theme.

Note 2.     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments of a normal and recurring nature, including adjustments related to completed acquisitions which are necessary for a fair presentation of the results for the interim periods, and should be read in conjunction with the audited consolidated financial statements and related notes included in Pacific Century's 1996 Annual Report to Shareholders. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     During the current quarter, the accounting for Pacific Century's investment in National Bank of Solomon Islands (NBSI) was converted to the equity method and is no longer included in the consolidated financial statements. Under Solomon Island law, NBSI is required to invest 20% of its deposit base in local government securities. The interest earned on these securities has not been paid due to the government's fiscal problems. The interest on these securities has not been accrued by NBSI. At September 30, 1997, NBSI's investment in these securities totaled $22.6 million, and Pacific Century's equity investment in NBSI was $2.2 million.

     Certain reclassifications have been made from prior year amounts to conform to the 1997 presentation.

Note 3.     Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" and SFAS No. 129, "Capital Structure". SFAS No. 128 simplifies the calculation of earnings per share (EPS) and makes it comparable to international standards. SFAS No. 129 consolidates the existing guidance from several other pronouncements relating to an entity's capital structure.

     Under SFAS No. 128 primary EPS is replaced with a calculation called basic EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Fully diluted EPS has not changed significantly but has been renamed diluted EPS. Under the new rules, income available to common shareholders is adjusted for the assumed conversion of all potentially dilutive securities. The treasury stock method is used to calculate the dilutive effect of options and warrants. The treasury stock method is applied using the average market price of the company's common stock during the period rather than the higher of the average market price or the ending market price. The dilutive effect of convertible debt or convertible preferred stock is calculated using the if-converted method, which assumes conversion at the beginning of the period if the effect is dilutive.

     SFAS No. 128 is effective for both interim and annual financial statements for periods ending after December 15, 1997. Earlier application is not permitted. Under SFAS No. 128, basic EPS for the third quarter would have been $0.87 and dilutive EPS $0.86. For the year-to-date, the basic and dilutive EPS would have been $2.67 and $2.63, respectively.

     The FASB recently issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in a full set of financial statements. The Statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. The Statement does not specify a specific format for reporting comprehensive income in a financial statement, but requires that the amount representing total comprehensive income be displayed in that financial statement. Under existing accounting standards, other comprehensive income consists of foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. This Statement requires that financial information be reported on the same basis that it is reported internally for evaluating segment performance and determining resource allocations to segments. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, its adoption will have no material impact on the financial statements. SFAS No. 131 will become effective in 1998.

     In January 1997, the Securities and Exchange Commission issued their final rules to clarify and expand existing disclosure requirements for derivatives and exposures to market risk from derivative financial instruments, other financial instruments and certain derivative commodity instruments. These new disclosure rules have two parts. New Item 305 of Regulation S-K will require market risk disclosures (both quantitative and qualitative) outside the financial statements. New rule 4-08(n) of Regulation S-X will require expanded accounting policy disclosures for derivatives in the notes to the financial statements.

Note 4.     Accounting Policy for Derivative Financial
            Instruments

     Pacific Century is a party to financial instruments with off-balance sheet risks that are conducted in the normal course of business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest and foreign exchange rates. These financial instruments include foreign exchange forward contracts and interest rate swaps. The FASB considers these off-balance sheet financial instruments as derivative financial instruments and requires that they be categorized as either "held or issued for purposes other than trading" or "trading". Pacific Century has not utilized these derivative financial instruments for trading purposes.

     Pacific Century uses both interest rate swaps and foreign exchange contracts to manage its interest rate and foreign currency exposures. When these instruments meet certain criteria, they qualify for hedge accounting treatment and are accounted for on either a deferral, accrual, or mark-to-market basis, depending on the nature of Pacific Century's hedge strategy and on the method used to account for the hedged item. The criteria for using hedge accounting include demonstrating how the hedge will reduce risk, identifying the specific asset, liability, firm commitment, or anticipated transaction being hedged, and establishing the time horizon of the hedge. In order for hedge accounting to continue, hedge effectiveness tests are performed on an ongoing basis to determine if an instrument continues to meet the objectives of the hedge strategy.

     Derivative financial instruments held or issued for other than trading are reported in the consolidated balance sheet and statement of income as described below.

     Interest Rate Swaps are accounted for under the accrual method. Under this method, interest income or expense on the hedging instrument is accrued and recorded as an adjustment to the related interest income or expense account of the hedged item. The effectiveness of the hedge is assessed at the inception of the derivative and is continuously reviewed to ensure that the correlation still exists between the derivative instrument and the hedged item. If the correlation no longer exists, the use of hedge accounting will be terminated.

     Pacific Century accounts for the foreign exchange contracts on a mark-to-market basis when the market value of the hedging instrument fulfills the objectives of the hedge strategy, and the carrying value of the hedged item is at fair value. Market values are determined using current foreign currency exchange rates. Realized and unrealized gains and losses on foreign exchange contracts are included with the gains and losses of the hedged item.

     If at any time a derivative financial instrument no longer qualifies for hedge accounting treatment, it is marked to market on a prospective basis and any deferred gain or loss associated with the hedging instrument is amortized over the remaining original period of the hedge. When an anticipated transaction is no longer likely to occur, any deferred gain or loss associated with the hedging instrument is recognized immediately in the income or expense account related to the hedged item.

Note 5.     Mergers and Acquisitions

     In February 1997, Bank of Hawaii International Inc. acquired 100% of the Indosuez Niugini Bank, Ltd. from Indosuez Bank, Ltd. for approximately $5.6 million. Indosuez Niugini Bank, Ltd. has been renamed Bank of Hawaii (PNG), Ltd. The acquisition was accounted for as a purchase and resulted in $2.5 million in goodwill, which is being amortized over 15 years. At September 30, 1997 the Bank of Hawaii (PNG), Ltd. had approximately $98.2 million in total assets.

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

     On February 24, 1997, Pacific Century announced the signing of a definitive agreement for Pacific Century to acquire CU Bancorp and its subsidiary bank, California United Bank (CUB). CUB has 21 branches in Southern California. On July 3, 1997, the transaction was closed with Pacific Century common shares exchanged for approximately 60% of CU Bancorp shares at the rate of 0.3278 Pacific Century shares for every CU Bancorp share. The remaining CU Bancorp shareholders elected to take cash in exchange for their shares. The transaction has been accounted for using the purchase method with CUB becoming a wholly-owned subsidiary of Pacific Century. The acquisition created $99.3 million in goodwill which is being amortized over 25 years.

Note 6.     Income Taxes

     The provision for income taxes is computed by applying statutory federal and state income tax rates to income before income taxes as reported in the consolidated financial statements after adjusting for non-taxable items, principally from certain state tax adjustments, tax exempt interest income, and low income housing and investment tax credits.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

Performance Highlights

     Pacific Century Financial Corporation (Pacific Century) reported earnings for the nine months ended September 30, 1997 of $106.3 million, an increase of 7.8% from the same period in 1996. On a per share basis, earnings were $2.63 and $2.39 for the year-to-date in 1997 and 1996, respectively.

     Pacific Century's earnings for the third quarter of 1997 were $35.3 million, up 12.5% from the similar quarter last year. This improvement was in part the result of the one-time special Savings Association Insurance Fund (SAIF) assessment recognized in the third quarter of 1996. The SAIF assessment for Pacific Century's savings and loan subsidiaries was $5.0 million pre-tax and $3.0 million after tax. Earnings per share for the third quarter of 1997 were $0.86 compared with $0.76 for the same quarter last year. Comparatively, for the first and second quarters of 1997, earnings per share were $0.88 and $0.89, respectively.

     Performance ratios through September 30, 1997 continued to improve over those reported for the year ended December 31, 1996.
On an annualized basis, ROAA was 1.01% and ROAE was 12.94% through September 30, 1997. Comparatively, 1996 ROAA and ROAE ratios for the year ended December 31, 1996 were 0.99% and 12.43%, respectively.

     The acquisitions made during the course of 1996 and 1997, have affected the comparisons between reporting periods. Total assets increased to $14.9 billion as of September 30, 1997, up from $14.0 billion at December 31, 1996 and $13.8 billion at September 30, 1996. Net loans outstanding increased to $9.1 billion at September 30, 1997, compared with $8.3 billion at December 31, 1996 and September 30, 1996. Total investment securities remained relatively stable at $3.7 billion at September 30, 1997 and $3.6 billion at both December 31 and September 30, 1996.

     Total deposits increased to $9.5 billion at the end of September 1997. Comparatively, deposits were $8.7 billion and $8.4 billion at year-end 1996 and September 30, 1996, respectively. Securities sold under repurchase agreements (Repos) totaled $2.3 billion at September 30, 1997, increasing 9.3% from the year-end balance outstanding of $2.1 billion. At the end of September 1996, the balance of Repos was $2.0 billion.

     Results for the nine months of 1997 have been affected by the acquisitions made during the year. These acquisitions include the first quarter purchase by Bank of Hawaii International, Inc. of Indosuez Niugini Bank, Ltd., which was renamed Bank of Hawaii (PNG), Ltd.; the purchase of Home Savings' Arizona operations by Pacific Century Bank, N.A. in March ($254 million in deposits at acquisition); and the purchase of CU Bancorp and its wholly owned subsidiary CUB in July.

     The table below presents the major category of assets and liabilities reported by CUB and Bank of Hawaii (PNG), Ltd. as of September 30, 1997.

                                                            California                      Bank of Hawaii
(in millions)                                              United Bank                          (PNG) Ltd.
--------------------------------------------------------
Total Assets                                                    $775.6                               $98.2
Net Loans                                                        442.9                                27.7
Total Deposits                                                   681.6                                90.8

     The year-to-year income statement comparisons are also affected by the Banque de Tahiti (BDT) and Banque de Nouvelle Caledonie (BNC) acquisitions made in May 1996. Year-to-date through September 30, 1997 BDT and BNC reported combined net income of $7.0 million compared with $4.5 million for the same period in 1996.


Risk Elements in Lending Activities

     Total loans outstanding were $9.5 billion as of September 30, 1997, an increase of 9.5% over year-end 1996, and 9.7% above loans outstanding at September 30, 1996. Much of the increase has been due to acquisitions, $487.4 million in combined loans outstanding reported by Bank of Hawaii (PNG) Ltd. and CUB as of September 30, 1997. Excluding the impact of these two transactions, loan growth between year-end 1996 and September 30, 1997 would have been 3.9%. The following table presents Pacific Century's total loan portfolio for the periods indicated.

Loan Portfolio Balances      Pacific Century Financial Corporation and subsidiaries
------------------------------------------------------------------------------------
                                            September 30  December 31  September 30
(in millions of dollars)                            1997         1996          1996
------------------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial                    $2,102.4     $1,806.7      $1,806.6
   Real Estate
          Construction -- Commercial               285.3        212.3         216.2
                       -- Residential               17.6         23.6          28.0
          Mortgage --  Commercial                1,390.1      1,227.8       1,262.3
                   --  Residential               2,713.7      2,635.3       2,613.9
   Installment                                     884.1        849.3         826.4
   Lease Financing                                 497.7        437.8         424.4
------------------------------------------------------------------------------------
     Total Domestic                              7,890.9      7,192.8       7,177.8
------------------------------------------------------------------------------------
Foreign Loans
   Banks and Other Financial Institutions          247.7        281.8         261.1
   Commercial and Industrial                     1,085.8        923.1         947.4
   All Others                                      305.1        301.5         296.9
------------------------------------------------------------------------------------
     Total Foreign                               1,638.6      1,506.4       1,505.4
------------------------------------------------------------------------------------
     Total Loans                                $9,529.5     $8,699.3      $8,683.2
====================================================================================
/TABLE

Commercial and Industrial Loans

     Commercial and Industrial (C & I) loans ended September 30, 1997 at $2.1 billion. Increases of 16.4% were reported for C & I loans, compared with both year-end 1996 and September 30, 1996. The increase was largely due to the acquisitions. Large loan payoffs and new loan activity offset to hold the loan portfolio stable.


Real Estate Loans

     Real estate loans, as a group, remain the largest segment of the loan portfolio. As of September 30, 1997, real estate loans represented 46.2% of total loans. The table above reports the details of the loans in the real estate group. Residential mortgage loans continue to represent the majority of total real estate loans. As of September 30, 1997, residential mortgages totaled $2.7 billion, compared with $2.6 billion at December 31, 1996 and September 30, 1996.

     Commercial mortgage loans totaled $1.4 billion at September 30, 1997, an increase from $1.2 billion at year-end 1996 and $1.3 billion at September 30, 1996. Commercial mortgage loans are generally secured by real estate located in Hawaii, although commercial mortgage loans totaling approximately $183.4 million are outstanding on the U.S. mainland in Arizona and California. In Guam at Bank of Hawaii and First Savings and Loan Association of America there were $173.3 million in commercial real estate loans outstanding as of September 30, 1997. As reported in Pacific Century's 1996 Annual Report to shareholders, the commercial real estate portfolio is diversified in the type of properties securing these loans, which include shopping centers, commercial/industrial/warehouse facilities, and office buildings. Generally, loans secured by commercial/industrial/warehouse and office buildings are either solely or partially owner-occupied.

     Construction loans represent 6.9% of the real estate portfolio. As of September 30, 1997, total construction loans (both residential and commercial) totaled $302.9 million, an increase of 28.4% and 24.0% over year-end 1996 and September 30, 1996, respectively. These loans tend to be short-term in nature with permanent take out financing commitments in place before the construction begins.


Other Lending

     Other lending includes installment loans, leasing activities and foreign loans. Installment loans increased ending the third quarter of 1997 at $884.1 million, compared with $849.3 million at year-end 1996 and $826.4 million at September 30, 1996.
Credit cards (included in the installment totals) totaled $278.2 million as of September 30, 1997, down 4.4% from year-end 1996 and up 1.9% from the same date a year ago. Also included in installment loans are consumer installment loans which totaled $531.8 million at September 30, 1997, compared with $489.6 million at December 31, 1996 and $483.9 million on September 30, 1996. These consumer installment loans consist mainly of auto loans (direct and indirect), unsecured creditlines, and guaranteed student loans.

     Leasing activity has grown 13.7% since year-end 1996.  At
September 30, 1997, total leases outstanding were $497.7 million compared with $437.8 million at year-end 1996 and $424.4 million
September 30, 1996.

     Foreign loans continue to grow and ended the quarter at $1.6 billion. The growth reflected the acquisition of Bank of Hawaii (PNG) Ltd. and loan growth in BDT and BNC and the Asian branches of Bank of Hawaii. BDT and BNC reported combined total loans of $631.6 million at September 30, 1997 compared with $617.6 million at September 30, 1996, more than half of which was in the foreign C & I category.


Non-Performing Assets and Past Due Loans

     Pacific Century's non-performing assets (NPA) include non-accrual and restructured loans and foreclosed real estate. NPAs totaled $94.7 million or 0.99% of total loans outstanding as of September 30, 1997. This ratio has decreased from 1.14% from the same date a year ago but has modestly increased from 0.96% as of December 31, 1996. In dollars, total NPAs has increased from $83.2 million at year-end 1996 and $93.6 million at June 30, 1997.

     Non-accrual loans totaled $89.7 million at September 30, 1996, $72.5 million at year-end 1996, $82.0 million at June 30, 1997, and $81.6 million at September 30, 1997. Non-accrual residential real estate loans increased to $35.8 million at September 30, 1997 from $23.6 million at year-end 1996 and $23.9 million a year ago. Although increasing, loans in this category are secured by real estate and generally, were originated at loan to collateral values of 70% to 90%. The increase in residential real estate was partially offset by a decrease in the commercial industrial loan category from $20.9 million at year-end to $12.9 million at September 30, 1997. The decrease is partly due to charge-offs as noted in the section on Summary of Loan Loss Experience.

     Foreclosed real estate was $11.0 million at September 30, 1997 compared with $10.7 million at year-end 1996. At September 30, 1997, the foreclosed real estate loan portfolio consisted of 27 residential properties and one commercial property.
Foreclosed real estate remains at low levels representing 0.07% of total assets as of September 30, 1997. On November 7, 1997, a large residential property with a book value of $6.6 million was sold at a modest gain. This property represented 60% of the total foreclosed real estate balance at September 30, 1997.

     Accruing loans past due 90 days or more decreased from $34.7 million at year-end 1996 to $25.8 million at September 30, 1997. Accruing loans past due 90 days were $29.9 million and $22.6 million at the ends of the first and second quarters of 1997, respectively.

     Total NPAs and loans 90 days past due totaled $120.5 million at September 30, 1997, compared with $117.9 million and $134.0 million at year-end 1996 and September 30, 1996, respectively. Total NPAs and loans 90 days past due represented 1.26% of total loans outstanding at September 30, 1997, compared with 1.36% at year-end 1996 and 1.54% at September 30, 1996.

     The following table presents NPAs and accruing loans past due 90 days or more for the periods indicated.

Pacific Century Financial Corporation and subsidiaries
Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More
----------------------------------------------------------------------------------
                                        September 30   December 31   September 30
(in millions of dollars)                        1997          1996           1996
----------------------------------------------------------------------------------
Non-Accrual Loans
       Commercial                              $12.9         $20.9          $23.3
       Real Estate
         Construction                            0.9           0.3            0.3
         Commercial                              3.8           4.1           18.0
         Residential                            35.8          23.6           23.9
       Installment                               1.9           1.3            2.2
       Leases                                    0.2            --             --
       Foreign                                  26.1          22.3           22.0
----------------------------------------------------------------------------------
             Subtotal                           81.6          72.5           89.7


Restructured Loans
         Commercial                              2.1            --             --
----------------------------------------------------------------------------------
             Subtotal                            2.1            --             --


Foreclosed Real Estate
       Domestic                                 11.0          10.7            8.9
       Foreign                                    --            --             --
----------------------------------------------------------------------------------
             Subtotal                           11.0          10.7            8.9
----------------------------------------------------------------------------------
         Total Non-Performing Assets            94.7          83.2           98.6
----------------------------------------------------------------------------------

Accruing Loans Past Due 90 Days or More
       Commercial                                2.2           2.0            1.5
       Real Estate
         Construction                            0.4           0.4            0.3
         Commercial                              3.0           6.8            5.3
         Residential                             3.0           6.8            5.3
       Installment                               6.9           9.0           10.1
       Leases                                    0.2           0.2            0.3
       Foreign                                  10.1           9.5           12.6
----------------------------------------------------------------------------------
             Subtotal                           25.8          34.7           35.4
----------------------------------------------------------------------------------
         Total                                $120.5        $117.9         $134.0
==================================================================================
----------------------------------------------------------------------------------
Ratio of Non-Performing Assets
       to Total Loans                           0.99%         0.96%          1.14%
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
Ratio of Non-Performing Assets
       and Accruing Loans Past Due
       90 Days or More to Total Loans           1.26%         1.36%          1.54%
----------------------------------------------------------------------------------
/TABLE

Summary of Loan Loss Experience

     The reserve for loan losses totaled $177.7 million, 1.91% of loans outstanding as of September 30, 1997. Comparatively, this ratio was 1.97% at both September 30, 1996 and year-end 1996.

     The provision for losses for the third quarter of 1997 was $8.1 million, bringing the year-to-date loss provision to $20.5 million. Comparatively, the year-to-date provision for losses was $12.3 million as of this date in 1996. Net charge-offs of $8.5 million was recognized for the third quarter which brings year-to-date net charge-offs to $18.4 million through September 30, 1997.

     Gross charge-offs for the third quarter were $13.7 million, resulting in year-to-date charge-offs of $32.8 million. Gross charge-offs were $30.0 million for the first nine months of 1996. Recoveries have decreased to $14.4 million so far this year compared with $26.3 million for the same period in 1996. The higher recovery level in 1996 was due in part to the recovery of $7.0 million on loans secured by commercial leasehold properties that were charged-off in 1992 and 1993.

     The year-to-date annualized ratio of net charge-offs to average loans outstanding at September 30, 1997 was 0.28%, compared with 0.16% at year-end 1996 and 0.06% at September 30, 1996.

     A detailed breakdown of the loan loss reserve including charge-offs and recoveries by category is presented in the following table.

Summary of Loss Experience                     Pacific Century Financial Corporation and subsidiaries
------------------------------------------------------------------------------------------------------
                                                     Third        Third     First Nine     First Nine
                                                   Quarter      Quarter         Months         Months
(in millions of dollars)                              1997         1996           1997           1996
------------------------------------------------------------------------------------------------------
Average Loans Outstanding                         $9,206.2     $8,467.4       $8,783.2       $8,317.5
Balance of Reserve for Possible Loan Losses
   at Beginning of Period                           $167.8       $163.3         $167.8         $152.0
Loans Charged Off
   Commercial and Industrial                           5.5          2.1           10.2            5.2
   Real Estate - Construction                           --           --             --             --
   Real Estate - Mortgage
     Commercial                                        0.3          1.5            0.5            2.8
     Residential                                       0.2          0.1            0.9            1.0
   Installment                                         7.5          5.3           20.8           19.9
   Foreign                                              --           --             --            0.8
   Leases                                              0.2          0.1            0.4            0.3
------------------------------------------------------------------------------------------------------
Total Charged Off                                     13.7          9.1           32.8           30.0
Recoveries on Loans Previously Charged Off
   Commercial and Industrial                           3.5          7.5            8.8           21.0
   Real Estate - Construction                           --           --             --            0.7
   Real Estate - Mortgage
     Commercial                                         --           --            0.3            0.1
     Residential                                        --          0.2            0.7            0.4
   Installment                                         1.6          1.4            4.4            3.5
   Foreign                                             0.1          0.1            0.2            0.1
   Leases                                               --          0.1             --            0.5
------------------------------------------------------------------------------------------------------
Total Recoveries                                       5.2          9.3           14.4           26.3
------------------------------------------------------------------------------------------------------
Net Charge Offs                                        8.5         (0.2)          18.4            3.7
Provision Charged to Operating Expenses                8.1          3.7           20.5           12.3
Other Net Additions (Deductions) *                    10.3          0.6            7.8            7.2
------------------------------------------------------------------------------------------------------
Balance at End of Period                            $177.7       $167.8         $177.7         $167.8
======================================================================================================
Ratio of Net Charge Offs to
  Average Loans Outstanding  (annualized)             0.37%       -0.01%          0.28%          0.06%
------------------------------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding                 1.91%        1.97%          1.91%          1.97%
------------------------------------------------------------------------------------------------------
* Includes foreign currency translation adjustments and reserves acquired.
/TABLE

Capital

     Pacific Century's total capital at September 30, 1997 totaled $1.1 billion. During the quarter, 2.3 million shares were issued in the acquisition of CU Bancorp. New shares of 354,300 were also issued for the profit-sharing, stock option and dividend reinvestment plans which increased capital by $12.5 million for the year-to-date. Under Pacific Century's continuing stock repurchase programs and the repurchase of shares issued to acquire CU Bancorp, $112.9 million shares were repurchased since year-end 1996. There were 2.2 million shares remaining to be repurchased under these programs as of September 30, 1997. Dividends for the quarter increased to $13.1 million, compared with $12.3 million for the third quarter of 1996. The dividends were paid at $0.325 per share for the third quarter of 1997.

     Regulatory risk-based capital remained well above minimum guidelines. At September 30, 1997, Pacific Century's Total Capital and Tier 1 Capital ratios were 11.76% and 9.45%, respectively. This compares with year-end 1996, when the Total Capital Ratio was 12.96% and the Tier 1 Capital Ratio was 10.57%. Regulatory guidelines prescribe a minimum Total Capital Ratio of 10.00% and a Tier 1 Capital Ratio of 6.00% for an institution to qualify as well capitalized. Pacific Century's strategy is to maintain its capital ratios at levels to meet this qualification to benefit from the financial and regulatory incentives provided to well capitalized institutions.

     In addition, the leverage ratio, which represents the ratio of Tier 1 Capital to total quarterly average assets, was 7.36% at September 30, 1997, compared to 7.98% at year-end 1996. The required minimum ratio is 5.00%, to qualify an institution as well capitalized.


Net Interest Margin Management

     The average net interest margin (taxable equivalent basis) on earning assets for the third quarter of 1997 was 4.07%, an increase from 3.87% for the same quarter in 1996 and 4.00% for the second quarter of 1997. Year-to-date net interest margin for 1997 was 4.06% compared with 3.89% for the same period in 1996 and 3.84% for the full year of 1996. The increase in net margin is partly attributed to the acquisitions, as CUB's margins are incrementally higher than Pacific Century. The impact of these changes on net interest income (taxable equivalent basis) was an increase to $138.9 million for the third quarter compared with $128.6 million and $128.9 million for the second and first quarters of 1997, respectively.

     The yield on earning assets for the third quarter of 1997 improved to 8.05% from 7.89% for the same quarter a year ago with a similar improvement of 8.07% for the second quarter of 1997. The yield on earnings assets was 7.81% for all of 1996. Pacific Century's cost of funds rate has remained relatively stable. The cost of funds rate was 4.78% for both the quarter ended September 30, 1997 and the year-to-date and 4.70% and 4.75% for the first and second quarters of 1997, respectively. Comparatively, the cost of funds rate was 4.73% for all of 1996.

Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent
----------------------------------------------------------------------------------------------------------
                                                         Three Months Ended           Three Months Ended
                                                         September 30, 1997           September 30, 1996
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $530.0   $8.1   6.06%        $581.6  $10.3   7.04%
  Investment Securities Held to Maturity
    -Taxable                                           1,219.2   20.6   6.70        1,261.8   20.6   6.48
    -Tax-Exempt                                           12.6    0.5  14.42           12.7    0.5  14.12
  Investment Securities Available for Sale             2,495.4   41.0   6.52        2,229.4   35.9   6.42
  Funds Sold                                              84.7    1.1   5.12           90.7    0.8   3.63
  Net Loans
    -Domestic                                          7,566.8  162.4   8.52        6,990.3  139.1   7.92
    -Foreign                                           1,639.4   33.2   8.04        1,477.1   37.2  10.02
  Loan Fees                                                       7.9                          6.4
                                                     ------------------------     ------------------------
    Total Earning Assets                              13,548.1  274.8   8.05       12,643.6  250.8   7.89
Cash and Due From Banks                                  529.3                        463.7
Other Assets                                             488.3                        438.2
                                                     ----------                   ----------
    Total Assets                                     $14,565.7                    $13,545.5
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $2,020.9   14.0   2.74       $1,764.1   11.7   2.65
                    - Savings                            858.1    5.5   2.55          913.4    5.8   2.51
                    - Time                             2,892.4   40.9   5.62        2,620.1   35.5   5.40
                                                     ------------------------     ------------------------
    Total Domestic                                     5,771.4   60.4   4.15        5,297.6   53.0   3.98
  Foreign Deposits
    - Time Due to Banks                                  605.8    9.6   6.26          618.0   13.5   8.67
    - Other Time and Savings                           1,267.3   13.3   4.16          874.7    9.9   4.49
                                                     ------------------------     ------------------------
    Total Foreign                                      1,873.1   22.9   4.84        1,492.7   23.4   6.22
                                                     ------------------------     ------------------------
    Total Deposits                                     7,644.5   83.3   4.32        6,790.3   76.4   4.48
Short-Term Borrowings                                  2,893.4   40.6   5.57        2,727.4   36.3   5.30
Long-Term Debt                                           751.1   12.0   6.35        1,003.1   15.2   6.02
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                11,289.0  135.9   4.78       10,520.8  127.9   4.84
                                                     ------------------------     ------------------------
Net Interest Income                                             138.9   3.27                 122.9   3.05
Average Spread on Earning Assets                                        4.07%                        3.87%
Demand Deposits     - Domestic                         1,576.5                      1,434.0
                    - Foreign                            262.5                        354.5
                                                     ----------                   ----------
Total Demand Deposits                                  1,839.0                      1,788.5
Other Liabilities                                        287.1                        165.9
Shareholders' Equity                                   1,150.6                      1,070.3
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $14,565.7                    $13,545.5
                                                     ==========                   ==========

Provision for Possible Loan Losses                                8.2                          3.7
Net Overhead                                                     75.9                         67.6
                                                               -------                      -------
Income Before Income Taxes                                       54.8                         51.6
Provision for Income Taxes                                       19.3                         20.0
Tax-Equivalent Adjustment                                         0.2                          0.3
                                                               -------                      -------
Net Income                                                      $35.3                        $31.3
                                                               =======                      =======

Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent
----------------------------------------------------------------------------------------------------------
                                                         Nine Months Ended            Nine Months Ended
                                                         September 30, 1997           September 30, 1996
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $540.0  $27.2   6.74%        $592.5  $31.0   6.98%
  Investment Securities Held to Maturity
    -Taxable                                           1,219.4   61.3   6.72        1,026.3   49.7   6.47
    -Tax-Exempt                                           12.6    1.4  14.29           13.2    1.4  14.06
  Investment Securities Available for Sale             2,424.2  118.6   6.54        2,262.7  110.0   6.50
  Funds Sold                                              78.0    2.8   4.80           87.5    2.9   4.43
  Net Loans
    -Domestic                                          7,255.9  455.9   8.40        7,132.3  435.1   8.15
    -Foreign                                           1,527.3   96.1   8.42        1,185.2   74.1   8.36
  Loan Fees                                                      24.7                         23.0
                                                     ------------------------     ------------------------
    Total Earning Assets                              13,057.4  788.0   8.07       12,299.7  727.2   7.90
Cash and Due From Banks                                  531.9                        455.5
Other Assets                                             489.6                        429.7
                                                     ----------                   ----------
    Total Assets                                     $14,078.9                    $13,184.9
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $1,876.8   39.0   2.77       $1,726.4   35.5   2.74
                    - Savings                            868.0   16.2   2.50          956.5   18.1   2.53
                    - Time                             2,823.5  116.4   5.51        2,398.4   97.2   5.41
                                                     ------------------------     ------------------------
    Total Domestic                                     5,568.3  171.6   4.12        5,081.3  150.8   3.96
  Foreign Deposits
    - Time Due to Banks                                  789.1   35.1   5.94          728.7   32.8   6.01
    - Other Time and Savings                           1,038.8   34.0   4.38          695.2   26.1   5.02
                                                     ------------------------     ------------------------
    Total Foreign                                      1,827.9   69.1   5.05        1,423.9   58.9   5.53
                                                     ------------------------     ------------------------
    Total Deposits                                     7,396.2  240.7   4.35        6,505.2  209.7   4.31
Short-Term Borrowings                                  2,834.6  116.3   5.49        2,827.3  112.5   5.31
Long-Term Debt                                           724.7   34.6   6.38        1,057.0   47.2   5.96
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                10,955.5  391.6   4.78       10,389.5  369.4   4.75
                                                     ------------------------     ------------------------
Net Interest Income                                             396.4   3.29                 357.8   3.15
Average Spread on Earning Assets                                        4.06%                        3.89%
Demand Deposits     - Domestic                         1,442.0                      1,342.4
                    - Foreign                            262.7                        180.1
                                                     ----------                   ----------
Total Demand Deposits                                  1,704.7                      1,522.5
Other Liabilities                                        320.0                        205.7
Shareholders' Equity                                   1,098.7                      1,067.2
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $14,078.9                    $13,184.9
                                                     ==========                   ==========

Provision for Possible Loan Losses                               20.5                         12.3
Net Overhead                                                    210.1                        191.0
                                                               -------                      -------
Income Before Income Taxes                                      165.8                        154.5
Provision for Income Taxes                                       58.8                         54.9
Tax-Equivalent Adjustment                                         0.7                          0.9
                                                               -------                      -------
Net Income                                                     $106.3                        $98.7
                                                               =======                      =======
/TABLE

Interest Rate Risk and Derivatives

     As discussed in Pacific Century's 1996 Annual Report, Pacific Century utilizes interest rate sensitivity analysis and computer simulation techniques to measure the exposure of its earnings to interest rate movements. The objective of the process is to position the balance sheet to optimize earnings without unduly increasing risk. The interest rate sensitivity table presents the possible exposure to interest rate movements for various time frames as of September 30, 1997. The distribution of assets and liabilities in this table is generally made using a combination of characteristics such as maturity dates, call provisions, re-pricing opportunities and prepayment patterns. All of these characteristics are further adjusted for historic trends and tendencies. Pacific Century analyzes historic data trends for balance sheet items and makes adjustments for interest rate sensitivity characteristics as necessary. For example, based on historic trends a portion of Pacific Century's interest bearing demand and savings balances are relatively insensitive to changes in interest rates. Consequently, Pacific Century has allocated portions of those balances to longer term interest rate sensitivity periods. As the table indicates, Pacific Century's one-year cumulative asset sensitive gap totaled $0.7 billion, representing 4.43% of total assets. Comparatively, the one-year cumulative gap was $0.4 billion asset sensitive at year-end 1996, or 2.61% of total assets.

     Pacific Century uses interest rate swaps as a cost effective risk management tool for dealing with interest rate risk. Swap activity remains limited. During the first nine months of 1997, one new swap agreement with a notional amount of $50 million was entered into during the second quarter. At September 30, 1997, the notional amount of swaps totaled $0.5 billion compared with $0.7 billion at year-end 1996. Net expense on interest rate swap agreements totaled $0.7 million for the third quarter of 1997 and $1.9 million for the year-to-date. Comparatively, net expense of $4.2 million was recognized for all of 1996.

Interest Rate Sensitivity Table       Pacific Century Financial Corporation and subsidiaries
---------------------------------------------------------------------------------------------

SEPTEMBER 30, 1997                                                    OVER NON-INTEREST
(in millions of dollars)   0 - 90 DAYS 91-365 DAYS 1 - 5 YEARS     5 YEARS      BEARING
---------------------------------------------------------------------------------------------
ASSETS (1)
INVESTMENT SECURITIES           1,628.5     1,024.4       680.5       362.7          -
SHORT TERM INVESTMENTS            106.4         5.5         -           -            -
INTERNATIONAL ASSETS              914.9       533.7       223.4       104.8         27.3
DOMESTIC LOANS (2)              3,067.6     2,202.2     2,130.2       589.0         54.3
TRADING SECURITIES                  -           -           2.3         -            -
OTHER ASSETS                      188.5        39.7       277.6       248.8        458.9
---------------------------------------------------------------------------------------------
TOTAL ASSETS                    5,905.9     3,805.5     3,314.0     1,305.3        540.5
=============================================================================================

LIABILITIES AND CAPITAL (1)
NON-INT BEARING DEMAND (3)        331.9       196.7       799.9       261.3          -
INT BEARING DEMAND (3)            382.0       298.8       920.9       390.2          -
SAVINGS (3)                       100.3       100.3       468.3       167.2          -
TIME DEPOSITS                     836.9     1,510.2       539.6        45.7          -
FOREIGN DEPOSITS                1,409.8       245.0       107.6         7.0        335.8
S/T BORROWINGS                  2,352.7       718.2        44.2         -            -
LONG-TERM DEBT                    130.0       148.0       227.7       260.7          -
OTHER LIABILITIES                   -           -           -           -          393.1
CAPITAL                             -           -           -           -        1,141.2
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL   5,543.6     3,217.2     3,108.2     1,132.1      1,870.1
=============================================================================================

INTEREST RATE SWAPS              -483.9       192.8       291.1         -            -
---------------------------------------------------------------------------------------------
INTEREST SENSITIVITY GAP         -121.6       781.1       496.9       173.2      -1329.6
---------------------------------------------------------------------------------------------
CUMULATIVE GAP                   -121.6       659.5      1156.4      1329.6          -

PERCENTAGE OF TOTAL ASSETS       -0.82%       4.43%       7.78%       8.94%          -
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

/TABLE

Liquidity

     The ability to meet day-to-day financial needs of Pacific
Century's customer base is essential. Much of the strategy of meeting liquidity needs as described in Pacific Century's 1996
Annual Report remains in place.

     At September 30, 1997, deposits have increased to $9.5 billion, compared to $8.7 billion and $8.4 billion reported at year-end 1996 and September 30, 1996, respectively. The growth in deposits was driven by acquisitions. The increase in the foreign category was due to the South Pacific acquisition of Bank of Hawaii (PNG) Ltd., as well as increases in the deposits of BDT and BNC which reported deposits of $0.9 billion at September 30, 1997. The remaining foreign deposit category is made up of larger inter-bank deposits. Domestic deposits increased with the acquisitions of the Home Savings deposits in Arizona during the first quarter and the acquisition of CU Bancorp during the third quarter. The intense competition for deposits by banks and saving and loans, as well as securities brokerage firms, continues to impact the ability to attract and retain deposits.

     Repos, which are offered to government depositors as an alternative to deposits, were $2.3 billion at September 30, 1997, compared to $2.1 billion and $2.0 billion at year-end 1996 and September 30, 1996, respectively.

     Short-term borrowing, including Fed Funds, decreased to $0.8 billion at the end of September 1997 from $0.9 billion at year-end 1996 and $1.0 billion at September 30, 1996. Long-term debt has decreased from $0.9 billion at year-end 1996 to $0.8 billion at the end of September 1997, reflecting maturities. During the quarter no new debt was issued under Bank of Hawaii's $1 billion "revolving" Bank Note program. At September 30, 1997, Bank Notes issued by Bank of Hawaii totaled $150 million, compared to $350 million outstanding at year-end 1996. In addition, the $100 million Bancorp Hawaii Capital Trust I, 8.25% Capital Securities issued in December 1996, remain outstanding.


Non-Interest Income and Expense

     Pacific Century utilizes the efficiency ratio to measure its success in managing non-interest income and expense. Pacific Century calculates its efficiency ratio by taking non-interest expense and dividing it by net operating revenue (net interest income plus non-interest income before securities transactions). Recent trends in improving net interest income will help improve this ratio. The efficiency ratio for the year-to-date through September 30, 1997 was 65.28%, compared with 65.88% for the same period in 1996 and 64.62% for the full year 1996.

Non-Interest Income
                            3 Months Ended       3 Months Ended        9 Months Ended        9 Months Ended
(in millions)           September 30, 1997   September 30, 1996    September 30, 1997    September 30, 1996
-----------------------------------------------------------------------------------------------------------
Trust Income                         $13.1                $12.3                 $39.3                 $37.1
Service Charges on Deposits            7.8                  6.8                  21.0                  19.6
Fees, Exchange and
  Other Service Charges               17.1                 15.9                  49.3                  42.4
Other Operating Income                 7.8                  6.7                  22.2                  20.6
Securities Gain (Loss)                 0.3                  0.3                   2.3                   0.2
-----------------------------------------------------------------------------------------------------------
    Total Non-Interest Income        $46.1                $42.0                $134.1                $119.9
===========================================================================================================

     Non-interest income for the third quarter of 1997 was $46.1 million, an increase of 9.8% over the similar quarter of 1996 and 0.4% lower than the second quarter of 1997. For the year-to-date, non-interest income totaled $134.1 million, up 11.8% compared with the same period last year. The comparison between years is difficult due to the acquisitions made in both 1996 and 1997. For the year-to-date, the South Pacific subsidiaries reported non-interest income of $16.7 million through September compared with $14.1 million for the same period in 1996. The changes were due to the BDT and BNC acquisitions in May 1996 and the Bank of Hawaii (PNG), Ltd. acquisition in March 1997. CUB reported non-interest income of $1.8 million for its first quarter as a subsidiary of Pacific Century.

     Trust income for the first nine months totaled $39.3 million, up 5.9% compared with the same period a year ago. Service charges on deposit accounts rose 7.1% year-over-year through September 30. Fees, exchange, and other service charges through September 30, 1997 totaled $49.3 million, a 16.2% increase compared with the same period a year ago. The increase was again largely due to the acquisitions and increases in ATM and mortgage servicing fees. Other operating income for the year-to-date was $22.2 million through September, an increase over the $20.6 million reported for the same period in 1996. The increase was due to the acquisitions, higher earnings of the remaining affiliates, interest earned on a cash basis, and income from Bank owned life insurance policies.

     Investment Securities net gains and losses through September
1997 were $2.3 million, compared with a net gain of $0.2 million in the same 1996 period.

Non-Interest Expense

                            3 Months Ended       3 Months Ended        9 Months Ended        9 Months Ended
(in millions)           September 30, 1997   September 30, 1996    September 30, 1997    September 30, 1996
-----------------------------------------------------------------------------------------------------------
Salaries                             $45.2                $40.7                $126.7                $118.2
Pension and Other Benefits            12.5                 12.0                  40.0                  37.5
Net Premises                          11.1                 10.5                  32.6                  30.0
Net Equipment                          9.8                  8.8                  28.5                  25.3
Other Expense                         43.2                 40.1                 115.3                 101.8
Minority Interest                      0.3                  0.5                   1.0                   1.2
-----------------------------------------------------------------------------------------------------------
  Total Non-Interest Expense        $122.1               $112.6                $344.1                $314.0
===========================================================================================================

     Non-interest expense for the third quarter of 1997 totaled $122.1 million, compared with $112.6 million for the same period in 1996. For the first two quarters of 1997, non-interest expense was $109.7 million and $112.4 million, respectively.
The increase for the third quarter resulted from the inclusion of the CUB expenses for the quarter.

     Salaries and benefits totaled $57.7 million for the third quarter of 1997 compared with $52.7 million for the same quarter a year ago. The increase is primarily due to the acquisitions. For the year-to-date, Pacific Century's salary and benefits totaled $166.7 million compared with $155.7 million for the same period in 1996. Much of the increase is attributable to the acquisitions. The remaining increase is attributed to higher compensation expenses that are driven by the profitability of the company; expenses such as profit-sharing and incentive compensation are greater than in the prior year.

     Net occupancy and equipment expense for the third quarter totaled $20.9 million, compared to $19.3 million for the same quarter in 1996, an increase of 8.3%. For the year-to-date, net occupancy and equipment expense totaled $61.1 million, an increase of 10.5%, compared with the same period in 1996.

     The "Year 2000 Issue" is a top priority for Pacific Century. Certain application software programs and operating systems will need to be updated or replaced to make them Year 2000 compliant. Pacific Century expects to spend approximately $25 to $30 million through 1998 to address this issue. Pacific Century continues to evaluate alternative solutions to assure that systems will transition smoothly in 2000. Alternatives being considered include the replacement of systems (the cost of which would be capitalized and depreciated) and the reprogramming of existing applications to assure they function properly in the year 2000. The cost of the latter would be expensed in the periods incurred. Pacific Century's technology staff will undertake most of this effort with certain projects handled by consultants.

     Other operating expenses for the third quarter totaled $43.2 million, an increase from the $40.1 million reported for the same quarter in 1996. For the year-to-date, other operating expense totaled $115.3 million in 1997, compared with $101.8 million in 1996. The increase in this expense was driven by the acquisitions. The expense in 1996 included the special SAIF assessment of $5.0 million and the loss on the early disposition of leased equipment recorded in the first quarter of $2.8 million.

Part II. - Other Information

Items 1 to 5 omitted pursuant to instructions.

Item 6 - Exhibits and Reports on Form 8-K

     (a)     Exhibit Index

             Exhibit Number

                   11       Statement Regarding Computation of
                            Per Share Earnings
                   20       Quarterly Report to Shareholders
                   27       Financial Data Schedule
                   99       Statement of Ratios

     (b) On July 16, 1997, Pacific Century filed a Form 8-K announcing the merger of Pacific Century Financial
             Corporation and CU Bancorp effective July 3, 1997.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date   November 7, 1997            PACIFIC CENTURY FINANCIAL
                                   CORPORATION


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