Form 10-K405
period 1997-12-31
PACIFIC CENTURY FINANCIAL CORP
filed 1998-03-12
CIK 46195

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

                  For the fiscal year ended December 31, 1997

                                      OR

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      for the transition period from______to______

                         COMMISSION FILE NUMBER 1-6887

                     PACIFIC CENTURY FINANCIAL CORPORATION
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                   --         --
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange on February 27, 1998 ($21.56 per share): $1,720,956,214

  As of February 27, 1998, 79,950,189 shares of Common Stock, $2 par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 24, 1998, are incorporated by reference into
Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Pacific Century Financial Corporation (Pacific Century) was organized on August 12, 1971, as the first bank holding company in the State of Hawaii. Originally organized as Hawaii Bancorporation, Inc., its name was changed in 1979 to Bancorp Hawaii, Inc. and in 1997 changed to Pacific Century Financial Corporation. The latter change in name was made to provide a more distinctive and descriptive identity that reflects the Company's strategic goals to expand its activities beyond Hawaii to Asia, the West and South Pacific, and the U.S. Mainland.

  Pacific Century provides a broad range of financial products and services to customers in Hawaii, other areas of the Pacific Basin, Asia, and the U.S. Mainland. It is the largest bank holding company headquartered in the State of Hawaii. The principal subsidiaries of Pacific Century are Bank of Hawaii, Bancorp Pacific, Inc., California United Bank (CUB), and Pacific Century Bank, N.A. (PCB).

  In March 1997, Bank of Hawaii International, Inc. (BOHI), a wholly-owned subsidiary of Bank of Hawaii, finalized its acquisition of Indosuez Niugini Bank, Ltd. in Papua New Guinea, renaming it Bank of Hawaii (PNG) Ltd. With this acquisition, BOHI has operations across the South Pacific from French Polynesia to Papua New Guinea.

  Pacific Century also finalized its acquisition of CU Bancorp and its wholly-owned subsidiary, CUB in July 1997. The acquisition accounted for as a purchase merged CU Bancorp into Pacific Century making it the parent of CUB. CUB's headquarters are located in Encino, California. CUB has 21 branches in Southern California and targets small and middle market commercial businesses and retail customers.

  In December 1997, BOHI announced the signing of a definitive agreement to acquire Banque Paribas Pacifique in New Caledonia and Banque Paribas Polynesie in French Polynesia. The acquisitions, which are subject to regulatory approval, are expected to be completed in the second quarter of 1998. Upon completion, the acquired banks will be merged into two of BOHI's existing subsidiaries, Bank of Hawaii-Nouvelle Caledonie and Banque de Tahiti. Banque Paribas Pacifique reported assets of $211.3 million and Banque Paribas Polynesie reported assets of $80.6 million, both as of December 31, 1997.

  In October 1997, Hawaiian Trust Company, Limited was merged into Bank of Hawaii and became Pacific Century Trust, a division of Bank of Hawaii. This merger provides synergy to grow both bank and trust products through coordinated marketing and bundled services.

  Pacific Century Asset Management, Inc. (formerly Pacific Capital Asset Management) was closed at the end of 1997 having been operational since 1994. The company intended to provide high-end, performance-oriented portfolio management services to the institutional marketplace. However, the ability to penetrate this highly competitive market could not be demonstrated.

  Pacific Century's organization structure as of December 31, 1997 is included in Exhibit 21.1. All subsidiaries are wholly-owned except as otherwise noted for certain banks in the South Pacific and for those entities whose directors own qualifying shares. Each entity is consolidated with its immediate parent company except for affiliate banks in the South Pacific. BOHI's investments in these affiliate banks include Bank of Tonga, National Bank of Solomon Islands and Pacific Commercial Bank, Ltd., which are accounted for under the equity method.

  At December 31, 1997, Pacific Century and its subsidiaries employed 5,114 persons on a full-time or part-time basis.

  The following is a brief description of each of Pacific Century's subsidiaries.

  Bank of Hawaii was organized under the laws of Hawaii on December 17, 1897, and has been continuously in business since. Its headquarters are in Honolulu, Hawaii, and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). Bank of Hawaii is the largest full-service financial institution in Hawaii with a statewide network of 65 regular branches and 13 supermarket branches. It is not a member of the Federal Reserve System.

  Pacific Century and 15 directors of Bank of Hawaii (each of whom holds 125 qualifying shares each) own 100% of the outstanding shares. There are four directors of Bank of Hawaii who do not hold qualifying shares. The legal requirement for directors of Hawaii banks to hold qualifying shares was eliminated in 1993. It is anticipated that directors currently holding such shares will retain them until they retire or resign from the Board of Bank of Hawaii.

  Bank of Hawaii provides customary commercial banking services through branch offices in the State of Hawaii and branches or representative offices in Bahamas (Nassau), Republic of Fiji (Suva, Nadi, and Lautoka), Hong Kong, Japan (Tokyo), South Korea (Seoul), Philippines (Manila, Cebu, and Davao), Singapore, Taiwan (Taipei), American Samoa, Commonwealth of the Northern Mariana Islands (Saipan), Federated States of Micronesia (Pohnpei, Kosrae, and
Yap), Guam, Republic of the Marshall Islands (Majuro), and Republic of Palau (Koror). Bank of Hawaii also provides representative services in India through Capital Trust Limited, a leading merchant bank in India. Bank of Hawaii also has subsidiary and affiliate banks in New Caledonia, Papua New Guinea, French Polynesia, Tonga, Vanuatu, Solomon Islands, and Samoa. Pacific Century Trust, a division of Bank of Hawaii, operates offices in Guam and Arizona as well as Hawaii. Trust assets under administration at year-end 1997 were $12.5 billion.

  Bank of Hawaii owns all of the outstanding stock of Pacific Century Leasing, Inc.; BOHI; Bank of Hawaii International Corp., New York; Pacific Century Investment Services, Inc.; Bankoh Corporation; Pacific Century Advisory Services, Inc.; Pacific Century Insurance Agency, Inc.; and Realty and Mortgage Investors of the Pacific, Ltd. A brief discussion of these Bank subsidiaries follows:

  Pacific Century Leasing, Inc. (PCL), formerly Bancorp Leasing of Hawaii, Inc., formed in 1973, provides leasing and leasing services, mainly to the commercial sector in Hawaii. PCL has several subsidiaries that are "specific purpose leasing vehicles." These subsidiaries include S.I.L., Inc.; Arbella Leasing Corp.; Pacific Century Leasing International, Inc.; and BNE Airfleets Corporation. On a consolidated basis, PCL's assets represented 1.5% of Pacific Century's total assets at year-end 1997. In 1997, Bankoh Equipment Leasing Corp. and Pacific Century Leasing of America, Inc. were dissolved. Both of these companies were former subsidiaries of PCL.

  BOHI was formed in 1968. BOHI holds equity interests in the following foreign financial institutions (in the percentages indicated): Bank of Hawaii-Nouvelle Caledonie--91%; Bank of Hawaii (PNG) Ltd.--100%; Banque de Tahiti-- 92%; Bank of Tonga--30%; Banque d'Hawaii (Vanuatu), Ltd.--100%; National Bank of Solomon Islands--51%; and Pacific Commercial Bank, Ltd.--43%, in Samoa. BOHI's total assets represented 6.3% of Pacific Century's total assets at year-end 1997.

  Bank of Hawaii International Corp., New York (BOHICNY) was organized in 1982 as an Edge Act corporation. BOHICNY provides payment, clearing, and settlement services with the New York Clearing House and Clearing House Interbank Payment Service for both affiliated and unaffiliated banks. BOHICNY had total assets representing 1.3% of Pacific Century's total assets at year-end 1997.

  Pacific Century Investment Services, Inc. (PCIS), formerly Bancorp Investment Group, Ltd., was formed in 1991 to provide full service brokerage and other investment services. The company began operations in February of 1992 as a subsidiary of Pacific Century. In 1994, Pacific Century contributed the stock of PCIS to Bank of Hawaii. As a result, PCIS became a wholly-owned subsidiary of Bank of Hawaii.

  Bankoh Corporation was originally incorporated in 1984 as Hawaiian Hong Kong Holdings, Ltd. and remained inactive until 1994. In 1994, the name was changed to Bankoh Corporation, with minimal activity since its name change.

  Pacific Century Advisory Services, Inc., formerly Bankoh Investment Advisory Services Ltd., was reactivated in 1991 to provide advisory services for businesses seeking to operate in Hawaii. The activity of this company remained very limited during 1997.

  Pacific Century Insurance Agency, Inc. (PCIA), formerly Pan-Ocean Insurance Agency, Inc., engages in general insurance agency, insurance sub agency and general insurance brokerage business to the extent permitted under applicable federal and state laws. Business activity began in late 1995 with limited activity in 1997.

  Realty and Mortgage Investors of the Pacific, Ltd. (RAMPAC), a wholly-owned subsidiary, was organized in 1992 as a financial services company in the State of Hawaii. Its activity is focused on commercial real estate lending in Hawaii, and it does not accept deposits. Total assets at year-end 1997 were $37.4 million.

  Pacific Century also holds all of the outstanding stock, except as noted, of the corporations listed below:

  Bancorp Pacific, Inc., formerly known as FirstFed America, Inc., was incorporated under Delaware law in July 1986 for the purpose of becoming a savings and loan holding company to own the outstanding stock of First Federal Savings and Loan Association of America (First Federal) upon its conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association.

  Bancorp Pacific Inc.'s only significant business is conducted through its wholly-owned subsidiary, First Federal, and First Federal's subsidiary, First Savings and Loan Association of America (First Savings).

  First Federal, a federally chartered stock savings and loan association, has been in operation since 1904. First Federal operates 21 full service branches in Hawaii whose deposits are insured by the FDIC. In 1997, three First Federal branches were closed with the deposits transferred to nearby Bank of Hawaii branches. In addition, First Federal's Lanai branch was transferred to, and continues to operate as a branch of Bank of Hawaii. Total assets for First Federal represented 7.0% of Pacific Century's total assets at year-end 1997.

  First Savings operates in a market area that includes the entire territory of Guam and the island of Saipan in the Commonwealth of the Northern Mariana Islands (located approximately 120 miles northeast of Guam). First Savings operates three full-service branches and three in-store branches in Guam and one full-service branch in Saipan. The FDIC insures its deposits. First Savings has agreed to transfer its Saipan office to Bank of Hawaii. Upon the transfer, which is expected to occur in the spring of 1998 following the receipt of regulatory approvals, the deposits and certain assets of the branch will be consolidated with a nearby branch of Bank of Hawaii. The stock of Pacific Century Capital Corporation (PCCC), formerly Bancorp Finance of Hawaii-(Guam), Inc., was contributed to First Savings in 1991. PCCC was originally formed in 1979 as Bankoh Finance, Inc. through the purchase of the assets of an industrial loan company based in Guam. PCCC has deposit-taking authority under Guam law, but discontinued accepting new deposits in 1984 and has had no deposit liabilities since 1987. On a consolidated basis, First Savings' assets represented 1.2% of Pacific Century's total assets at year-end 1997.

  PCB, formerly First National Bank of Arizona, was acquired by Pacific Century in October 1987. Pacific Century and the directors of PCB (each of whom holds 1,000 qualifying shares) own 100% of the outstanding shares of PCB. PCB is organized under the laws of the United States. The FDIC insures its deposits, and it is a member of the Federal Reserve System. PCB provides customary commercial banking services through ten branch offices located in the State of Arizona. Four of these branches were acquired from Home Savings of America in March 1997 along with deposits of approximately $250 million. PCB had total assets representing 3.6% of Pacific Century's total assets at year-end 1997.

  Pacific Century Life Insurance Corporation (PCLIC), formerly Bancorp Life Insurance Company of Hawaii, Inc., was incorporated in 1981 in the State of Arizona to underwrite, as a reinsurer, the credit life and credit accident and health insurance sold in conjunction with Bank of Hawaii's short-term consumer lending activities.

  Pacific Century Agency, Inc., formerly Bancorp Insurance Agency of Hawaii, Inc., was formed in 1982 to act as an agent for the sale of all credit life and credit accident and health insurance that is reinsured with PCLIC.

  In 1989, Pacific Century established a wholly-owned captive insurance company, Pacific Century Insurance Services, Inc. (Pacific Century Insurance), formerly Bancorp Hawaii Insurance Services, Ltd. With Pacific Century Insurance's formation, Pacific Century became the first Hawaii corporation to establish a Hawaii captive insurance company for its self-insurance needs. Pacific Century Insurance provides bankers professional liability insurance exclusively to Pacific Century and its subsidiaries and affiliates. In 1992, Pacific Century Insurance began providing workers compensation insurance for Pacific Century and its subsidiaries. Pacific Century Insurance's formation provides Pacific Century with greater flexibility and stability in controlling insurance coverages and premium costs. Pacific Century Insurance also provides Pacific Century with the opportunity to design self-insurance programs not otherwise available in the conventional insurance market.

  Pacific Century Small Business Investment Company, Inc. (PCSBIC), formerly Bancorp Hawaii Small Business Investment Company, Inc., was formed in September 1983 in the State of Hawaii as a small business investment company. Its investment and lending activities were reactivated in 1995 with several new investments made during the year. In 1997, activity remained limited with new investments totaling $0.8 million. Total assets of PCSBIC was $2.1 million at year-end 1997.

REGULATION AND COMPETITION

 Effect of Governmental Policies

  The earnings of Pacific Century and its principal subsidiaries are affected not only by general economic conditions, both domestically and internationally, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System, and foreign governments and their agencies. The monetary policies of the Federal Reserve System influence to a significant extent the overall growth of loans, investments, deposits, interest rates charged on loans, and interest rates paid on deposits. The nature and impact of future changes in monetary policies are often not predictable. Flexibility is a key attribute in successfully responding to these varied forces.

 Competition

  The financial services industry has become highly competitive. Pacific Century, Bank of Hawaii, and First Federal compete with local Hawaii financial institutions, and CUB and PCB compete with local financial institutions in Southern California and Arizona, respectively. In addition, each of them competes with institutions located in the major financial centers of the world. These financial institutions include not only banks and savings associations, but also insurance companies, brokerage houses, mortgage companies, consumer finance companies, credit unions, and diversified financial services companies that provide many or all of the services offered by commercial banks and savings institutions but operate without a banking charter and thus free of most of the associated regulatory requirements.

  Six commercial banks, four savings associations, approximately seven deposit-taking financial services loan companies, approximately 114 credit unions, and scores of mortgage companies and other financial services firms serve the State of Hawaii. The State is also served by a large number of out-of-state institutions and foreign banks. Bank of Hawaii is the largest Hawaii based financial services firm operating in the market. Outside of Hawaii, Bank of Hawaii's primary competition in the Pacific Basin comes from several major U.S. Mainland and foreign banks that operate in those areas. First Federal is the second largest savings association in Hawaii.

  Southern California, in which CUB competes, is served by at least 226 local commercial banks, at least 52 savings associations, and approximately 443 credit unions as well as numerous other financial services firms of a wide variety of types, including foreign banks and other foreign financial entities. Likewise, in the state of Arizona, in which PCB competes, approximately 41 commercial banks, 7 savings associations, 71 credit unions, and numerous other financial services firms conduct full-service operations. CUB is approximately the 46th largest insured depository institution, and PCB is approximately the eleventh largest insured depository institution, in Southern California and Arizona, respectively, as measured by deposits placed in offices there.

  Additional financial institution holding companies or their subsidiaries may enter markets served by Pacific Century and thereby provide additional competition. Likewise, if Pacific Century, Bank of Hawaii, First Federal, CUB, PCB and their respective subsidiaries pursue additional business opportunities, they will encounter significant competition from other businesses, including ones not associated with banks or financial institution holding companies.

 Supervision and Regulation

  Pacific Century is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act) and, as such, is subject to the Act and regulations issued thereunder by the Board of Governors of the Federal Reserve System (the Board of Governors). Pacific Century is also registered as a bank holding company under the Hawaii Code of Financial Institutions (the Code) and, as such, is subject to the registration, reporting, and examination requirements of the Code.

  The BHC Act requires prior approval of the Board of Governors of the acquisition by Pacific Century of more than 5% of the voting shares of any bank or any other bank holding company. The statute has been eliminated, effective September 29, 1995, which had prohibited the acquisition of more than 5% of the stock of Pacific Century by a bank holding company whose operations are principally conducted in a state other than Hawaii, and the acquisition by Pacific Century of more than 5% of the stock of any bank located in a state other than Hawaii unless the statutory law of the state in which such bank is located specifically authorized such acquisition. Accordingly, at the present time and subject to certain limits, the BHC Act allows adequately capitalized and adequately managed bank holding companies to acquire control of banks in any state. Thus, assuming it is judged to be adequately capitalized and adequately managed, Pacific Century is no longer disabled by the BHC Act from acquiring control of banks in any state, and bank holding companies whose operations are principally conducted in states other than Hawaii are no longer disabled by the BHC Act from acquiring control of Pacific Century. An interstate acquisition may not be approved, however, if immediately before the acquisition the acquirer controls an FDIC-insured institution or branch in the state of the institution to be acquired, and if immediately following the acquisition the acquirer would control 30 percent or more of the total FDIC-insured deposits in that state; but a state may waive the 30 percent limitation by statute, regulation, or order, or by certain nondiscriminatory administrative approvals.

  Beginning on June 1, 1997, an adequately capitalized and adequately managed bank may apply for permission to merge with an out-of-state bank and convert all branches of both parties into branches of a single bank. States retain the authority to prohibit such mergers if between September 29, 1994 and June 1, 1997 they enacted a statute expressly prohibiting them and that statute applies equally to all out-of-state banks. An interstate merger may not be approved, however, if immediately before the acquisition the acquirer controls an FDIC-insured institution or branch in the state of the institution to be acquired, and if immediately following the acquisition the acquirer would control 30 percent or more of the total FDIC-insured deposits in that state; but a state may waive the 30 percent limitation by statute, regulation, or order, or by certain nondiscriminatory administrative approvals. Banks are also permitted to open newly established branches in any state that expressly permits all out-of-state banks to open newly established branches, if the law applies equally to all banks.

  Hawaii has enacted a statute, effective June 1, 1997, which authorizes out-of-state banks to engage in "interstate merger transactions" with (mergers and consolidations with and purchases of all or substantially all of the assets and branches of) Hawaii banks, following which any such out-of-state bank may operate the branches of the Hawaii bank it has acquired. The Hawaii bank must have been in continuous operation for at least five years prior to such an acquisition, unless it is subject to or in danger of becoming subject to certain types of supervisory action. This statute does not permit out-of-state banks to acquire branches of Hawaii banks other than through an "interstate merger transaction" (except in the case of a bank that is subject to or in danger of becoming subject to certain types of supervisory action) nor to open branches in Hawaii on a de novo basis.

  The BHC Act prohibits, with certain exceptions, Pacific Century from acquiring direct or indirect control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than those of banking, managing or controlling banks or other subsidiaries authorized under the BHC Act, or furnishing services to or performing services for its subsidiaries. Among the permitted activities is the ownership of shares of any company the activities of which the Board of Governors determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Board of Governors is required to weigh the expected benefits to the public, such as greater convenience, increased competition, or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Board of Governors has adopted regulations that specify various activities as being so closely related to banking or managing or controlling banks as to be a proper incident thereto. The exact nature and scope of such activities have been the subject of intense national debate, and thus, they may change and become broader as they evolve over time.

  Under the policies of the Board of Governors, Pacific Century is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support its subsidiary banks in circumstances where it might not do so absent such a policy. It is the policy of the Board of Governors that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.

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

  By virtue of Section 23A of the Federal Reserve Act and Section 18(j) of the Federal Deposit Insurance Act, Pacific Century and its subsidiaries are "affiliates" of Bank of Hawaii, CUB and PCB and are subject to the provisions of Section 23A, which limit the amount of and require substantial security for loans and extensions of credit by Bank of Hawaii, CUB or PCB to, and investments in, Pacific Century or certain of its subsidiaries and the amount of advances to third parties collateralized by the securities and obligations of Pacific Century or certain of its subsidiaries. Sections 23A and 18(j) are designed to assure that the capital of depository institutions such as Bank of Hawaii, CUB and PCB is not put at risk to support their non-bank affiliates. A similar provision, Section 11 of the Home Owners' Loan Act, subjects the thrift subsidiaries of Pacific Century to essentially the same limitations in their transactions with their "affiliates," including Pacific Century. Also, Pacific Century and its subsidiaries are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

  Bank of Hawaii is subject to supervision and examination by the FDIC and the Department of Commerce and Consumer Affairs of the State of Hawaii. CUB is subject to supervision and examination by the Board of Governors and the California State Department of Financial Institutions and in certain respects the FDIC. PCB is subject to supervision and examination by the Comptroller of the Currency and in certain respects the FDIC.

  Banks, including Bank of Hawaii, CUB and PCB, are subject to extensive federal and (in the case of Bank of Hawaii and CUB) state statutes and regulations that significantly affect their business and activities. Banks must file reports with their regulators concerning their activities and financial condition and obtain regulatory approval to enter into certain transactions. Banks are also subject to periodic examinations by their regulators to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, foreign and international operations, limitations on loans to one borrower and loans to affiliated persons, and other aspects of the business of banks. Recent federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation, and other matters. Similar provisions subject savings associations, including First Federal and First Savings, to comparable requirements and restrictions. Legislation adopted in 1994 gives the federal banking agencies greater flexibility in implementing standards on asset quality, earnings, and stock valuation. Regulatory authorities have broad authority to initiate proceedings designed to prohibit banks and savings associations from engaging in unsafe and unsound banking practices.

  Bancorp Pacific, Inc., as a savings and loan holding company, is subject to supervision by the Office of Thrift Supervision (OTS), and its thrift subsidiaries are subject to supervision by the OTS and in certain respects the FDIC. As owner of all of the stock of Bancorp Pacific, Inc., Pacific Century is itself registered with the OTS as a savings and loan holding company and in such capacity is subject to various OTS regulations, examinations, and reporting requirements.

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

  Congress adopted legislation in 1991 to permit the FDIC to increase deposit insurance assessment rates for insured banks and to levy emergency special assessments against insured institutions. In response, the FDIC adopted a premium schedule under which the actual assessment rate for a particular institution depends in part upon the risk classification the FDIC assigns to that institution. The FDIC may raise an institution's insurance premiums or terminate insurance altogether upon a finding that the institution has engaged in unsafe and unsound practices. On September 30, 1996, legislation was signed into law to recapitalize the Savings Association Insurance Fund administered by the FDIC (SAIF), which generally insures the deposits of savings associations. The legislation required the FDIC to impose a one-time special assessment on SAIF-assessable deposits, including the deposits of First Federal and First Savings. This one time assessment was accrued and paid in 1996.

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

  Subject to certain exceptions, FDICIA (as modified in 1992) restricts certain investments and activities as principal by state banks (including Bank of Hawaii and CUB) and requires the federal banking regulators to prescribe standards for extensions of credit secured by real estate or made to finance improvements to real estate, loans to bank insiders, regulatory accounting and reports, internal control reports, independent audits, and other matters, and requires that insured depository institutions generally be examined on-site by federal or state personnel at least once every twelve months.

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

  Bills are now pending or expected to be introduced in the United States Congress that contain proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted, these bills could increase or decrease the cost of doing business, limit or expand permissible activities (including activities in the insurance and securities fields), or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Some of these bills would broaden the powers of bank holding companies, reduce regulatory burdens on financial institutions, address aspects of competitive imbalance between credit unions and other regulated financial institutions, promote more open financial markets for U.S. banks and financial companies in foreign nations, limit the prerogative of regulators to expand the range of permissible activities for banks, particularly in the field of insurance, eliminate or revise the features of the specialized savings-association charter, permit affiliations among banks, insurance companies, and securities firms or between banks and nonfinancial companies, and realign the structure and jurisdiction of various financial institution regulatory agencies. Whether or in what form any such legislation may be adopted or the extent to which the business of Pacific Century might be affected thereby cannot be predicted.

ITEM 2. PROPERTIES

  Pacific Century and its subsidiaries own and lease premises primarily consisting of operating facilities, the majority of which are located in Hawaii. Bank of Hawaii owns four significant properties, the largest of which are condominium units in the Financial Plaza of the Pacific (FPP) in which the Bank's main branch and administrative offices are located. Portions of the FPP are owned in fee simple or leased. The capital leases are for portions (less than 12%) of the FPP. Details of the capital leases are included in the long term debt footnote. Additionally, Bank of Hawaii owns a two-story building near downtown Honolulu which houses data processing and certain other operational functions; a parcel of land in downtown Honolulu; and Hale O Kapolei, a 248,000 square feet operations facility in the Kapolei area on Oahu. Hale O Kapolei was completed and placed in service in 1995. Interest expense of $1,500,000 was capitalized while Hale O Kapolei was under construction in 1995. First Federal owns a five-story building in downtown Honolulu that serves as its main branch and administrative offices.

ITEM 3. LEGAL PROCEEDINGS

  Note J to the Audited Financial Statements on page 69.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of 1997 to a vote of security holders through the solicitation of proxies or otherwise.

  Executive Officers of Registrant:

              NAME            AGE                   POSITION
              ----            ---                   --------
   Lawrence M. Johnson.......  57 Chairman and Chief Executive Officer of
                                   Pacific Century and the Bank of Hawaii (the
                                   Bank) since August 1994.
   Richard J. Dahl...........  46 President of Pacific Century and the Bank
                                   since August 1994; Chief Operating Officer
                                   of Pacific Century since April 1997 and the
                                   Bank since August 1995.
   Alton T. Kuioka...........  54 Vice Chair of Pacific Century since April
                                   1997; Vice Chair of the Bank since June
                                   1994; Chief Lending Officer of Pacific
                                   Century since April 1997 and the Bank since
                                   August 1995.
   Mary P. Carryer...........  50 Vice Chair of Pacific Century and the Bank
                                   since November 1997.
   Thomas C. Leppert.........  43 Vice Chair of Pacific Century since April
                                   1997 to December 31, 1997; Vice Chair of
                                   the Bank since December 1996 to December
                                   31, 1997.
   David A. Houle............  50 Executive Vice President of Pacific Century
                                   since April 1997; Treasurer and Chief
                                   Financial Officer of Pacific Century since
                                   December 1992; Executive Vice President and
                                   Chief Financial Officer of the Bank since
                                   February 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

 Common Stock Listing

  The common stock of Pacific Century Financial Corporation, is traded over the counter on the New York Stock Exchange and quoted daily in leading financial publications.

  NYSE Symbol: BOH

  Market Prices, Book Values, and Common Stock Dividends--Table 2 on page 14.

ITEM 6. SELECTED FINANCIAL DATA

  Year-End Summary of Selected Consolidated Financial Data--Table 24 on page
46.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PERFORMANCE HIGHLIGHTS

  Pacific Century Financial Corporation (Pacific Century), formerly known as Bancorp Hawaii, Inc., reported earnings of $139.5 million in 1997, up 4.8% from $133.1 million reported in 1996. In 1995, net income was $121.8 million. Basic earnings per share were $1.75 for 1997, compared to $1.63 in 1996 and $1.46 in 1995. Diluted earnings per share in 1997 were $1.72, compared to $1.62 and $1.45, in 1996 and 1995, respectively.

  In 1997, return on average assets (ROAA) decreased slightly to 0.98% but return on average equity (ROAE) improved to 12.57%. ROAA in 1996 was 1.00% and ROAE was 12.43%.

  Pacific Century has accounted for all of its business acquisitions under the purchase method, which results in the recording of goodwill and other intangible assets. These intangible assets are amortized over various periods as a non-cash charge to operating income. Operating results under a tangible performance basis excludes from reported earnings the after tax impact of amortization of all intangibles, including goodwill. On a tangible performance basis, Pacific Century's earnings were $147.7 million in 1997, $139.2 million in 1996 and $127.3 million in 1995. On a per share basis, tangible diluted earnings per share were $1.82 in 1997, compared to $1.69 and $1.51 in 1996 and 1995, respectively.

  Tangible ROAA for Pacific Century was 1.05% in both 1997 and 1996 and 1.03% in 1995. Tangible ROAE was 15.47%, 14.23%, and 13.62% in 1997, 1996, and 1995,
respectively.

  Net interest income (on a taxable equivalent basis) increased 11.1% from 1996 to $537.2 million in 1997. Analyzing this increase, about $30.1 million was attributed to an increase in average earning assets, while $23.7 million was attributed to a widening in net interest margin from 3.90% in 1996 to 4.08% in 1997. Comparatively, net interest margin was 3.73% in 1995.

  Total non-performing assets, plus accruing loans past due 90 days or more, increased to $122.1 million, representing 1.29% of total loans at year-end 1997, compared to $117.9 million, or 1.36% of total loans reported at year-end 1996 and $77.6 million, or 0.95% of total loans at year-end 1995. The increase in non-performing assets in 1997 is largely attributed to a $17.6 million increase in the foreign loan category. As a percentage of outstanding loans, non-performing assets increased to 1.02% as of year-end, up from 0.96% at year-end 1996 and 0.70% at year-end 1995. Other real estate totaled $6.2 million at year-end 1997, down from $10.7 million at year-end 1996.

  The reserve for loan losses totaled $174.4 million at the end of 1997, representing 1.88% of loans outstanding, compared with $167.8 million and 1.97%, respectively at year-end 1996. Net charge-offs in 1997 were $30.2 million, or 0.34% of average loans, compared to net charge-offs of $13.0 million, or 0.16% of average loans in 1996 and net charge-offs of $14.1 million in 1995, or 0.18% of average loans. In 1997, provisions for loan losses of $30.3 million were charged to income, up from $22.2 million in 1996 and $17.0 million in 1995.

  Presented in Table 1 are additional 1997 earnings measures and performance ratios. Summarized below are significant events that occurred in 1997.

  In 1997, Hawaii's economy remained stagnant continuing a multi-year trend that began in the early 1990's. Since 1991, the growth in Hawaii's real gross state product has averaged under 1%. The growth in Pacific Century's Hawaii market is tied to the State's general economic well-being, and accordingly, Hawaii's weak economy has limited the Company's operating performance in 1997.

  By the end of 1997, an economic crisis had spread throughout much of Asia. Many countries in the region experienced a significant devaluation of their currency relative to the U.S. dollar, as well as higher interest rates and a general tightening of credit. In 1997, Pacific Century recognized charge-offs totaling $10.4 million relating to loans in Thailand and placed $17.6 million in Thai loans on non-accrual. Asia continues to play an important part of Pacific Century's longer term strategy of developing a comprehensive franchise and customer base across the Pacific. Additional information regarding Asian events are included in the International Operations section of this report.

  Recognizing the risks of operating in only one economy, Pacific Century's long standing strategy calls for expanding outside of Hawaii, with emphasis on key Pacific locations. In 1997, Pacific Century further developed this strategy by completing the following acquisitions in California, Arizona and the South Pacific.

  Pacific Century acquired CU Bancorp and its wholly owned subsidiary California United Bank (CUB) in July 1997. The acquisition was accounted for as a purchase. As of December 31, 1997, total assets of CUB was $797.1 million. CUB's net income for the six months of 1997 totaled $4.7 million, net of goodwill amortization.

  Additionally, Pacific Century Bank, N.A. (PCB), formerly First National Bank of Arizona, completed in March 1997 its acquisition of four branches and approximately $250 million in deposits in Arizona from Home Savings of America.

  In March 1997, Bank of Hawaii International, Inc. (a wholly owned subsidiary of Bank of Hawaii) finalized its purchase of Indosuez Niugini Bank, Ltd., operating in Papua New Guinea. The name was changed to Bank of Hawaii (PNG) Ltd. The acquisition was accounted for as a purchase. Bank of Hawaii (PNG) Ltd. reported total assets of $80.3 million at year-end 1997 and net income of $2.6 million for the ten-month period since the acquisition after considering the amortization of goodwill.

  The 1997 acquisitions affect the comparison between the amounts reported in the 1997 consolidated financial statements and the corresponding amounts in the 1996 statements. In addition, the May 1996 purchases of Banque de Tahiti and Banque de Nouvelle Caledonie (renamed in 1997 to Bank of Hawaii-Nouvelle Caledonie) also affect the comparability between these financial statements.

  In December 1997, Pacific Century entered into a definitive purchase contract to acquire, subject to regulatory approval, Group Paribas' interest in Banque Paribas Pacifique in New Caledonia and Banque Paribas Polynesie in French Polynesia. The purchase is expected to close in the second quarter of 1998. At December 31, 1997, total assets of Banque Paribas Pacifique and Banque Paribas Polynesie were $292 million in the aggregate.

  Pacific Century has agreed, subject to regulatory approval, to purchase approximately $25 million in Bank of Queensland Convertible Notes. The Bank of Queensland is located in northeastern Australia, and the purchase will enable Pacific Century to broaden its geographic reach in the Pacific Rim.

                             PERFORMANCE HIGHLIGHTS

                                    TABLE 1
               (IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                 1997          1996     FIVE-
                                           ----------------- ---------   YEAR
                                                     PERCENT           COMPOUND
EARNINGS MEASURES                           AMOUNT   CHANGE   AMOUNT    GROWTH
-----------------                          --------- ------- --------- --------
Net Income................................ $  139.49   4.8%  $  133.12   1.8%
Basic Earnings Per Share..................      1.75   7.4        1.63   2.9
Diluted Earnings Per Share................      1.72   6.2        1.62   2.9
Average Assets............................  14,242.3   7.1    13,295.2   4.1
Average Loans.............................   8,929.7   6.9     8,353.6   6.2
Average Deposits..........................   9,260.4  13.3     8,172.8   1.9
Average Shareholders' Equity..............   1,109.3   3.6     1,070.9   7.2
Excluding the Effects of Intangibles (1)
  Tangible Net Income.....................    147.72   6.1      139.20
  Tangible Basic Earnings Per Share.......      1.85   8.2        1.71
  Tangible Diluted Earnings Per Share.....      1.82   7.7        1.69

                                                                       FIVE-YEAR
PERFORMANCE RATIOS                                       1997   1996    AVERAGE
------------------                                       -----  -----  ---------
Return on Average Assets................................  0.98%  1.00%    0.99%
Return on Average Equity................................ 12.57  12.43    12.77
Average Equity to Average Assets Ratio..................  7.79   8.05     7.76
Loan Loss Reserve to Loans Outstanding..................  1.88   1.97     1.89
Tier I Capital Ratio....................................  9.34  10.57
Total Capital Ratio..................................... 11.65  12.96
Leverage Ratio..........................................  7.21   7.98
Excluding the Effects of Intangibles (1)
  Tangible Return on Average Assets.....................  1.05   1.05     1.04
  Tangible Return on Average Equity..................... 15.47  14.23    14.82

--------
(1) Intangibles include goodwill, core deposit and trust intangibles, and other intangibles.

             MARKET PRICES, BOOK VALUES AND COMMON STOCK DIVIDENDS

                                    TABLE 2

                                  MARKET PRICE (MP) RANGE    HIGH MP AS
                               ----------------------------- A PERCENT
YEAR/PERIOD                     HIGH   LOW   BOOK VALUE (BV)   OF BV    DIVIDEND
-----------                    ------ ------ --------------- ---------- --------
1993.......................... $17.96 $13.34     $11.00         163%      $.45
                               ====== ======     ======         ===       ====
1994.......................... $17.38 $12.07     $11.55         150%      $.52
                               ====== ======     ======         ===       ====
1995.......................... $18.57 $12.44     $12.76         146%      $.54
                               ====== ======     ======         ===       ====
1996.......................... $22.00 $16.57     $13.34         165%      $.58
First Quarter.................  18.13  16.63                               .14
Second Quarter................  18.82  16.57                               .14
Third Quarter.................  19.88  17.07                               .15
Fourth Quarter................  22.00  19.19                               .15
1997.......................... $28.06 $20.31     $14.02         200%      $.63
First Quarter.................  23.19  20.56                               .15
Second Quarter................  23.94  20.31                               .15
Third Quarter.................  27.13  23.19                               .16
Fourth Quarter................  28.06  23.50                               .17

PACIFIC CENTURY'S MARKETS

  Pacific Century is the largest bank holding company headquartered in the State of Hawaii. Pacific Century's oldest and largest market is Hawaii, where operations are conducted primarily through its principal subsidiary Bank of Hawaii. Bank of Hawaii was established 100 years ago in 1897 and remained an entirely Hawaii based financial institution until 1959, when it opened its first branch beyond Hawaii in which is now known as the Republic of the Marshall Islands. Expansion has continued since then on a measured basis.

  Today, Pacific Century provides services to a customer base that spans 12,000 miles between New York and Singapore and covers much of the South and West Pacific. Pacific Century's focus is in four primary markets: Hawaii, the Pacific, Asia, and the U.S. Mainland.

 Hawaii Market

  Bank of Hawaii is the largest financial institution in Hawaii offering a wide array of financial products and services to individuals, businesses and institutions. It is the only financial institution that has offices on every major Hawaiian island. In Hawaii, Bank of Hawaii operates through 78 offices, including both traditional full-service branches and in-store locations.

  Pacific Century also conducts business in Hawaii through its subsidiary First Federal Savings and Loan Association of America (First Federal). Of First Federal's 21 branches, all but two are located on Oahu. First Federal's focus is on the retail market offering a full line of deposit and residential mortgage products and services.

  Pacific Century's combined assets in the Hawaii market totaled $9.1 billion at year-end 1997, compared to $8.8 billion at year-end 1996. Total loans in Hawaii were $5.2 billion, as presented in Table 4, an increase of 2.0% from the $5.1 billion reported at year-end 1996.

  Over the years, Bank of Hawaii has been actively introducing new electronically based banking products that provide enhanced customer convenience and service. Additionally, the use of technology has also led to the introduction of new value-added products. These products include: PC Home Banking, Bankoh Bill Pay (an electronic bill payment service), and various debit cards (Mileage Access Card, the Access Card and Isle Pay cards).

  In 1997, Bank of Hawaii expanded its ATM network to 480 machines, up from 401 machines at year-end 1996. ATM services have also increased, with many ATMs having been enhanced to dispense postage stamps, gift certificates and discount coupons.

  Hawaii's overall economic condition has a substantial impact on Pacific Century's performance. After less than 0.5% real annual gross state product
(GSP) growth from 1991-1995, Hawaii's GSP rose 0.9% during 1996. The current consensus estimate among economists is for Hawaii's 1997 GSP to have remained flat with zero growth estimated for 1998. Tourist arrivals totaled 6.9 million in both 1995 and 1996, and is forecast to be about the same level in 1997.

 Pacific Market

  Pacific Century has maintained a presence in the Intra-Pacific region for nearly four decades. This market has grown over the years and now spans island nations across the South and West Pacific that have developed as participants in the economic growth occurring within the Asia-Pacific Rim. Pacific Century is the only United States financial organization to have such a broad presence in this region.

  Pacific Century serves the West Pacific through branches of both Bank of Hawaii and First Savings and Loan Association of America (First Savings), a wholly owned subsidiary of First Federal. Bank of Hawaii serves Guam through three branches and also has branches in the Commonwealth of the Northern Marianas Islands (Saipan), the Federated States of Micronesia (Yap, Pohnpei and Kosrae), the Republic of the Marshall Islands (Majuro) and the Republic of Palau (Koror). First Savings maintains branches in Guam and Saipan providing retail deposit and mortgage lending products.

  For financial reporting purposes, the West Pacific operations are considered domestic, because the U.S. dollar is used as the currency in these locations. Total assets in the West Pacific region were $916 million at year-end 1997, compared to $874 million at year-end 1996. Loans as of year-end 1997 increased to $768.0 million from $714.8 million last year, an increase of 7.4%.

  The economic forecast for the West Pacific region is a mix of modest to booming economies. Overall, these dollar denominated economies are expected to grow at an average rate of 2% to 5% in 1998. Steady growth is anticipated in Guam with more rapid growth projected in Saipan and Palau.

  Pacific Century's presence in the South Pacific includes branches of Bank of Hawaii and the subsidiary and affiliate banks owned by Bank of Hawaii International, Inc. (BOHI). BOHI owns interests in Banque d'Hawaii (Vanuatu), Ltd. (100%), Bank of Hawaii (PNG) Ltd. (100%), Banque de Tahiti (BDT) (92.4%) and Bank of Hawaii-Nouvelle Caledonie (BHNC) (91.5%) all of which are included in Pacific Century's consolidated financial statements. BOHI also has investments in the National Bank of Solomon Islands (51%), Bank of Tonga (30%) and Pacific Commercial Bank, Ltd. (43%) in Samoa, which are accounted for under the equity method. Four branches of Bank of Hawaii are included in this region: the three branches in Fiji and the American Samoa branch. Since the American Samoa branch is U.S. dollar based, its operations are considered domestic.

  Total assets in the South Pacific region were $1.1 billion, down $0.1 billion from the same date a year ago.

  Economic forecasts indicate overall growth in the South Pacific to be between 2% and 5%. Modest growth is anticipated in most countries in this region. The economies in French Polynesia and Samoa are in the upper range of forecasted growth. However, given the size of these economies, the growth in monetary terms is modest.

 Asia Market

  Asia is a market that Pacific Century has developed over the last 19 years. Pacific Century operates in Asia through branches in Hong Kong, South Korea, Singapore, Taiwan and Japan and a representative office with extensions in the Philippines.

  Pacific Century's business focus in Asia is correspondent banking and trade financing. The actual activities include letters of credit, remittance processing, foreign exchange, cash management, export bill collection, and working capital loans. The lending emphasis is on short-term loans based on cash flows. Pacific Century provides correspondent banking and lending services to the Asia market through its International Banking Group. Pacific Century's network of locations in the Pacific and its presence on the U.S. Mainland help customers facilitate the flow of business and investment transactions across Asia-Pacific.

  The Asia Market reported $1.7 billion in total assets at year-end 1997, compared to $1.8 billion a year ago. Pacific Century's strategy for this region continues to emphasize a trade finance focus.

  Countries in the Asian Rim experienced a high level of financial turmoil in 1997. Confidence in Asian equity markets and currencies waned, adversely affecting currency exchange rates and values. Pacific Century's exposure in this region is discussed further in the International Operations section of this report.

 U.S. Mainland Market

  The U.S. Mainland market provides opportunities to grow both loans and deposits. Pacific Century's interest in this market continues to focus on distinct groups of customers. Specific markets presenting opportunities have been targeted in Arizona and California. Additional lending activity through Bank of Hawaii has targeted Fortune 1000 companies, businesses that have interests in the Pacific, and businesses in the media and communications industry.

  Both CUB and PCB focus on the small and middle market commercial customers, while also serving retail borrowers and depositors in their respective markets. In 1997, PCB acquired approximately $250 million in deposits and four branch locations in Arizona from Home Savings of America.

  Both the Arizona and California economies remain robust, with growth expected through 1998. The healthy Southwest economic environment is consistent with growth opportunities for both CUB and PCB.

  In aggregate, total assets in the U.S. Mainland market were $2.2 billion at December 31, 1997. The increase from the $1.4 billion reported a year ago is largely due to the acquisition of CUB in 1997 and the 1997 deposit acquisition by PCB.

  The following sections provide additional information on Pacific Century's 1997 financial position, operating results, lending activities and market risks:

    . Risk Elements Involved in Lending Activities

    . Asset and Liability Management

      . Capital Adequacy

      . Market Risk Exposures

      . Liquidity Management

      . Control of Net Overhead

    . Income Taxes

    . Fourth Quarter Results and Other Matters

RISK ELEMENTS INVOLVED IN LENDING ACTIVITIES

 Risk Profile of Lending Activity

  Loans comprise the largest category of earnings assets for Pacific Century and produce the highest level of earnings. At year-end 1997, loans outstanding grew to $9.5 billion, a 9.2% increase from $8.7 billion at year-end 1996. Most of this growth is attributed to the July 1997 acquisition of CUB. Without the CUB acquisition, loans would have increased 3.9% in 1997. This modest rate of internal loan growth is reflective of the continued adverse impact of Hawaii's weak economy.

  It is Pacific Century's objective to maintain a diverse loan portfolio in order to spread credit risk and reduce exposure to economic downturns that may impact different markets and industries. Pacific Century regularly monitors the composition of its loan portfolio to ensure diversity as to loan type, geographic distribution, and industry and borrower concentration.

  Table 3 presents the composition of the loan portfolio by major loan categories. For 1997, much of the year-to-year growth in commercial and industrial loans, construction and commercial mortgages, and installment loans are attributed to the 1997 CUB acquisition. Although real estate loans still continue to comprise the largest portion of the loan portfolio, their level of representation has declined slightly from 47.1% of total loans at year-end 1996 to 46.1% at year-end 1997. Included in real estate loans at December 31, 1997, were $2.7 billion in residential mortgages that comprised 62.6% of total real estate loans, down from 64.3% at the prior year-end.

                            LOAN PORTFOLIO BALANCES

                                    TABLE 3

                                     1997     1996     1995     1994     1993
                                   -------- -------- -------- -------- --------
                                             (IN MILLIONS OF DOLLARS)
Domestic Loans
  Commercial and Industrial....... $2,104.3 $1,806.7 $1,902.2 $1,830.8 $1,709.2
  Real Estate
    Construction--Commercial......    268.1    212.3    199.6    114.2    141.9
          --Residential...........     12.9     23.6     33.7     39.7     51.4
    Mortgage--Commercial..........  1,354.5  1,227.8  1,308.8  1,241.0  1,230.6
        --Residential.............  2,738.9  2,635.3  2,702.4  2,849.9  2,454.0
  Installment.....................    891.6    849.3    817.3    741.6    676.2
  Lease Financing.................    519.4    437.8    392.9    378.1    401.6
                                   -------- -------- -------- -------- --------
      Total Domestic..............  7,889.7  7,192.8  7,356.9  7,195.3  6,664.9
Foreign Loans
  Banks and Other Financial
   Institutions...................    207.7    281.8    268.7    299.0    295.8
  Commercial and Industrial.......  1,074.9    923.2    513.6    364.2    259.4
  All Others......................    326.1    301.5     13.2     33.5     38.3
                                   -------- -------- -------- -------- --------
      Total Foreign...............  1,608.7  1,506.5    795.5    696.7    593.5
                                   -------- -------- -------- -------- --------
      Total Loans................. $9,498.4 $8,699.3 $8,152.4 $7,892.0 $7,258.4
                                   ======== ======== ======== ======== ========

 Commercial and Industrial Loans

  At December 31, 1997, commercial and industrial loans (C&I) totaled $2.1 billion, up 16.5% from year-end 1996. The proportion of C&I loans to the total loan portfolio increased to 22.2% at year-end 1997, from 20.8% at year-end 1996. This growth is attributed to the CUB acquisition in 1997 and reflects CUB's emphasis on commercial lending. At the end of 1997 CUB reported $274.7 million in C&I loans.

  C&I loans consist of loans made for commercial, financial, and agricultural purposes and involves lending on both a secured and unsecured basis. Collateral requirements vary, but are based on the Company's underwriting and collateral policies to ensure that consistent safety standards are maintained.

  The geographic distribution of C&I loans is concentrated in Hawaii and the U.S. Mainland with 34.9% and 54.3%, respectively, as of year-end 1997. In Hawaii, Pacific Century is a major commercial lender and maintains a significant presence throughout the State. Pacific Century provides continuing support to the entire business community by offering a wide range of products and services. At year-end 1997, C&I loans in Hawaii totaled $735.1 million. In the U.S. Mainland market, C&I lending totaled $1.1 billion at year-end 1997, up $266.1 million from year-end 1996, and is comprised largely of loans to Fortune 1000 companies and the media and communication industry, as well as loans that were originated by Pacific Century's two U.S. Mainland subsidiary banks.

 Real Estate Loans

  At year-end 1997, Pacific Century's total real estate loans were $4.4 billion, 6.7% higher than year-end 1996. This portfolio consists of loans that are secured by residential as well as commercial properties.

  The largest component of the real estate loan portfolio consists of loans secured by 1-to-4 family residential properties. At $2.7 billion, this group grew $103.6 million from year-end 1996, and represented 28.8% of total loans outstanding at year-end 1997. More than 90% of these loans are secured by real estate in Hawaii (see Table 4). Pacific Century originates residential mortgages on both a fixed-rate and adjustable-rate basis. Most of the fixed-rate products are sold in the secondary mortgage market, while adjustable-rate mortgages are held in the Company's loan portfolio. Included in the residential mortgage total at year-end 1997 were $96.2 million in available for sale loans. At December 31, 1997, approximately 68% of the 1-to-4 family residential mortgage portfolio were underwritten on a floating rate basis. The average loan size in the residential loan portfolio was $138,000 at year-end 1997, and on average these loans have been outstanding for about 6 years. The Company has targeted residential mortgage lending in Hawaii as an attractive line of business for growth. In 1997, residential first mortgage originations by Pacific Century in Hawaii totaled $570.8 million, representing about 15% of the State's total first mortgage originations. Comparatively, Pacific Century originated $821.6 million and $572.8 million in first mortgage loans in 1996 and 1995, respectively.

  Also included in the residential real estate portfolio are home equity credit lines. The total available credit under these lines was $480.6 million at year-end 1997, compared to $489.7 million at year-end 1996. Outstandings declined to $263.7 million at year-end 1997 from $285.6 million at year-end 1996. These credit lines are underwritten based on the borrower's repayment ability rather than the value of the underlying property. Home equity credit lines are generally limited to 75% of the value of the collateral less the amount of prior liens.

  The commercial real estate portfolio (excluding construction loans) totaled $1.4 billion at year-end 1997, an increase of 10.3% over year-end 1996. Approximately 70% of these loans were secured by commercial real estate in Hawaii. The commercial real estate portfolio is diversified in the type of property securing the obligations.

  Total commercial construction loans increased to $268.1 million at year-end 1997, compared to $212.3 million at year-end 1996. These loans are secured primarily by properties located in Hawaii, which accounted for 71.6% of such loans at December 31, 1997. Because construction lending is considered to generally involve greater risk than financing on improved properties, Pacific Century utilizes higher underwriting and disbursement standards that are designed to compensate for this risk. The majority of these loans are underwritten based on the projected cash flows of the completed project, rather than the value of the underlying property, and generally require a committed source for permanent financing. At year-end 1997 the commercial construction portfolio consisted of the following major categories: tract and land development for residential housing, $129.4 million; hotels, $39.6 million; retail facilities, $31.1 million; commercial offices, $14.9 million and industrial projects, $7.4 million.

 Consumer Loans

  Total consumer loans (excluding residential mortgages and home equity loans) increased to $891.6 million, up 5.0% from year-end 1996. These loans are shown in Table 3 under the caption "Installment." At year-end 1997, consumer loans consisted of credit cards and consumer installment loans (e.g., auto loans, unsecured credit lines, and guaranteed student loans) representing 32% and 68%, respectively, of the total loans in this category.

  The credit card portfolio balance was $288.7 million at year-end 1997, a decrease of 0.8% from year-end 1996. At year-end 1997, 1.8% of the credit card portfolio (based on balances) was more than 90 days delinquent, compared to 0.8% and 1.4%, at year-end 1996 and 1995, respectively. At year-end 1997, Pacific Century's base of credit cardholders decreased about 3.7% to 159,700 cardholders from year-end 1996. The decline in cardholders is attributed to higher than expected card cancellations with respect to a co-branded credit card program. As a result of the high level of cancellations, a charge-off of approximately $1.6 million in capitalized card origination costs was recognized in 1997.

 Leasing Activities

  At year-end 1997, leases outstanding increased to $519.4 million, up 18.6% from year-end 1996. Pacific Century's lease portfolio is diversified, consisting primarily of leases on equipment, autos, trucks, ships, aircraft, and computers. Also during 1997, a leveraged lease matured and a gain of $4.4 million (pre-tax) was recognized upon the sale of the underlying equipment.

 International Lending

  Pacific Century's international business emphasis is primarily on correspondent banking, trade finance and working capital loans for companies that have business interests in the Asia-Pacific markets. The majority of foreign loans are short-term and are largely based on the Company's traditional focus on relationships. Foreign loans at the end of 1997 totaled $1.6 billion, an increase of 6.8% over year-end 1996. At year-end 1997 foreign loans represented 16.9% of the total loan portfolio, down from 17.3% at year-end 1996.

  At December 31, 1997, foreign loans in the South Pacific totaled $766.8 million, an increase of 3.4% over $741.3 million at year-end 1996. This increase is accounted for by the March 1997 acquisition of Indosuez Niugini Bank, Ltd. in Papua New Guinea, which had $30.6 million in loans outstanding at year-end 1997. Most of the South Pacific loans are in two subsidiary banks, Banque de Tahiti and Bank of Hawaii-Nouvelle Caledonie, which in the aggregate held total loans of $684.9 million at the end of the current year.

  At December 31, 1997, outstanding loans to borrowers in Asia totaled $818.6 million, compared to $738.6 million at December 31, 1996. In addition, outstanding commitments represented by open letters of credit and bankers acceptances relative to borrowers in Asia were approximately $388.5 million at year-end 1997. Additional information on Asian credit exposure and recent Asian economic events are contained in the International Operations section of this report.

 Geographic Distribution of the Loan Portfolio

  A geographic distribution of the loan portfolio is presented in Table 4 based on the geographic location of borrowers. Although loans in Hawaii still constitute the highest geographic lending concentration, their proportion to the total loan portfolio has declined to 54.8% at December 31, 1997 from 58.6% at December 31, 1996. For 1997, the U.S. Mainland figures in Table 4 are affected by the loans acquired in the CUB merger. At year-end 1997, the percentage of U.S. Mainland loans to total loans increased to 19.7% from 15.3% at year-end 1996.

  The amounts reflected in the West Pacific include Guam and other locations in the region where both Bank of Hawaii and First Savings and Loan Association of America, have branches. Loan balances in the South Pacific reflect the U.S. dollar equivalent balances of subsidiary banks in French Polynesia, New Caledonia, Papua

New Guinea, Vanuatu and Bank of Hawaii branches in Fiji. Loan balances in American Samoa make up the remainder of loans in the South Pacific region.

                 GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO (1)

                                    TABLE 4

                          TOTAL
                         YEAR-END             WEST     SOUTH     U.S.      ASIA
                           1997     HAWAII   PACIFIC  PACIFIC  MAINLAND  AND OTHER
                         --------  --------  -------  -------  --------  ---------
                                       (IN MILLIONS OF DOLLARS)
Commercial and
 Industrial............. $2,104.3  $  735.1  $203.5   $ 11.1   $1,142.5   $ 12.1
Real Estate
  Construction--
   Commercial...........    268.1     191.9     0.2      --        76.0      --
        --Residential...     12.9       9.5     3.4      --         --       --
  Mortgage--Commercial..  1,354.5     946.2   186.8      6.0      215.5      --
      --Residential.....  2,738.9   2,484.6   223.0      2.0       29.3      --
Installment.............    891.6     684.6   145.6     23.3       38.1      --
Foreign.................  1,608.7      23.3     --     766.8        --     818.6
Lease Financing.........    519.4     125.4     5.5      --       368.1     20.4
                         --------  --------  ------   ------   --------   ------
    Total............... $9,498.4  $5,200.6  $768.0   $809.2   $1,869.5   $851.1
                         --------  --------  ------   ------   --------   ------
Percentage of Total.....    100.0%     54.8%    8.1%     8.5%      19.7%     8.9%
                         ========  ========  ======   ======   ========   ======

--------
(1)Loans classified based upon geographic location of borrowers.

 Non-Performing Assets and Past Due Loans

  Non-performing assets (NPA) consist of non-accrual loans, restructured loans and foreclosed real estate. These assets, which generally have more than a normal risk of loss, totaled $97.1 million at year-end 1997, compared to $83.2 million at the end of 1996, and $56.9 million at the end of 1995. Pacific Century has generally maintained a level of NPA to outstanding loans of around 1%. In 1997, this ratio rose to 1.02%. Comparatively the ratio was 0.96% and 0.70% for 1996 and 1995, respectively. Table 6 presents the Company's NPA and ratio of NPA to total loans for the last five years.

  In order to minimize credit losses, Pacific Century strives to maintain high underwriting standards, identify potential problem loans early and work with borrowers to cure delinquencies. Moreover, charge-offs, if required, are taken promptly and reserve levels are maintained at adequate levels. Pacific Century's policy is to place loans on non-accrual status when a loan is over 90 days delinquent, unless collection is likely based on specific factors such as the type of borrowing agreement and/or collateral. At the time a loan is placed on non-accrual, all accrued but unpaid interest is reversed against current earnings.

  Total non-accrual loans rose to $89.3 million at year-end 1997, up 23.2% over year-end 1996. This increase is attributed to higher non-accrual balances in the real estate and foreign loan categories. At year-end 1997, non-accrual loans secured by real estate totaled $36.7 million, or 41.1% of total non-accruals loans; with the majority of these loans secured by residential real estate in Hawaii. Non-performing residential mortgages (excluding construction loans) totaled $32.9 million at year-end 1997, compared to $23.6 million at year-end 1996. The year-over-year increase in non-accrual residential mortgages was $9.3 million in 1997 reflecting the weak economy and declining real estate prices in Hawaii. Although residential mortgage non-accruals have increased, charge-offs on these loans have remained stable at $1.9 million for both 1997 and 1996.

  Because residential mortgages are secured by real estate, the credit risk on these loans are lower than unsecured lending. Most of the Company's residential loans are owner-occupied first mortgages and were underwritten to provide a loan-to-value ratio of no more than 80% at origination.
Additionally, the risk in this portfolio is also moderated by the smaller average loan balance compared to commercial lending.

  At December 31, 1997, non-performing foreign loans were $39.9 million, compared to $22.3 million at December 31, 1996 and were minimal at December 31, 1995. The rise in non-performing foreign loans in 1997, is primarily related to the recent turmoil in the economies of certain Asian countries. Approximately, $17.6 million in Thai loans were reported as non-accrual at December 31, 1997, following a partial charge-off and proposed restructuring of these loans. At year-end 1997, BDT and BHNC reported $20.5 million in NPA compared with $22.3 million at year-end 1996. Accruing loans past due 90 or more days for BDT and BHNC were $5.8 million at year-end 1997, compared to $9.5 million at year-end 1996. Additional information relative to foreign loans is contained in the International Operations section of this report.

  C&I loans that were classified as non-performing totaled $10.7 million or 11.0% of total NPA at year-end 1997, a decline from $20.9 million and $16.9 million at year-end 1996 and 1995, respectively.

  Foreclosed real estate declined to $6.2 million at year-end 1997, from $10.7 million at year-end 1996. This decline is attributed to the sale of a $6.6 million residential property in November 1997 at a modest gain. At December 31, 1997, the foreclosed real estate portfolio consisted of 32 properties, mostly located in Hawaii. The largest property represented 18.4% of the total. In 1997, net gains on the sale of foreclosed real estate were $523,000, compared to net losses of $380,000 in 1996 and $276,000 in 1995.

  Accruing loans past due 90 days or more totaled $25.0 million at year-end 1997, a decline of $9.7 million from $34.7 million reported at year-end 1996. This decline is mainly due to lower delinquencies in the commercial real estate loan portfolio and, to a lesser extent, in improvements in the foreign and installment loan portfolios. Table 6 presents a five-year history of accruing loans that were past due 90 days or more.

  In 1997, Pacific Century recorded $3.7 million in cash basis interest on loans that were previously on non-accrual or charged-off, compared to $2.6 million in 1996. In 1997, $204,000 in interest reversals were recorded on non-accrual loans, an increase from the $216,000 reversed in 1996 and $156,000 in 1995.

                       FOREGONE INTEREST ON NON-ACCRUALS
                            YEARS ENDED DECEMBER 31

                                    TABLE 5

                                             1997   1996   1995   1994   1993
                                             -----  -----  -----  -----  -----
                                               (IN MILLIONS OF DOLLARS)
Interest Income Which Would Have Been
 Recorded Under Original Terms:
  Domestic.................................   $6.6   $6.3   $7.6   $5.4   $5.3
  Foreign..................................    2.4    2.3     --    0.1     --
Interest Income Recorded During the Current
 Year on Non-Accruals:
  Domestic.................................    1.5    1.6    0.6    1.0    0.9
  Foreign..................................    0.5    0.6     --    0.1     --

                   NON-PERFORMING ASSETS AND ACCRUING LOANS
                           PAST DUE 90 DAYS OR MORE

                                    TABLE 6

                                            1997    1996   1995   1994   1993
                                           ------  ------  -----  -----  -----
                                              (IN MILLIONS OF DOLLARS)
Non-Accrual Loans
  Commercial and Industrial............... $ 10.7  $ 20.9  $16.9  $20.3  $15.7
  Real Estate
    Construction..........................    1.0     0.3    0.3    1.5   17.7
    Commercial............................    2.8     4.1   14.9   14.1    7.8
    Residential...........................   32.9    23.6   14.7   15.1   16.4
  Installment.............................    2.0     1.3    0.8    0.5    0.5
  Foreign.................................   39.9    22.3    --     0.3    --
  Leases..................................    --      --     --     0.8    0.3
                                           ------  ------  -----  -----  -----
      Subtotal............................   89.3    72.5   47.6   52.6   58.4
                                           ------  ------  -----  -----  -----
Restructured Loans
  Commercial and Industrial...............    --      --     --     --     1.0
  Real Estate
    Commercial............................    1.6     --     --     --     5.3
                                           ------  ------  -----  -----  -----
      Subtotal............................    1.6     --     --     --     6.3
                                           ------  ------  -----  -----  -----
Foreclosed Real Estate
  Domestic................................    6.2    10.7    9.3    0.6    4.1
  Foreign.................................    --      --     --     --     --
                                           ------  ------  -----  -----  -----
      Subtotal............................    6.2    10.7    9.3    0.6    4.1
                                           ------  ------  -----  -----  -----
        Total Non-Performing Assets....... $ 97.1  $ 83.2  $56.9  $53.2  $68.8
                                           ======  ======  =====  =====  =====
Accruing Loans Past Due 90 Days or More
  Commercial and Industrial...............    2.0     2.0    1.8    1.1    0.4
  Real Estate
    Construction..........................    --      0.4    --     --     --
    Commercial............................    0.6     6.8    2.4    0.7    1.9
    Residential...........................    7.3     6.8    5.8    3.9    4.1
  Installment.............................    7.6     9.0   10.5    5.9    3.5
  Foreign.................................    7.4     9.5    --     --     --
  Leases..................................    0.1     0.2    0.2    --     0.1
                                           ------  ------  -----  -----  -----
      Subtotal............................   25.0    34.7   20.7   11.6   10.0
                                           ------  ------  -----  -----  -----
        Total............................. $122.1  $117.9  $77.6  $64.8  $78.8
                                           ======  ======  =====  =====  =====
Ratio of Non-Performing Assets to Total
 Loans....................................   1.02%   0.96%  0.70%  0.67%  0.95%
Ratio of Non-Performing Assets and
 Accruing Loans Past Due 90 Days or More
 to Total Loans...........................   1.29%   1.36%  0.95%  0.82%  1.09%
                                           ======  ======  =====  =====  =====

 Summary of Loan Loss Experience

  The reserve for loan losses represents the aggregate reserves of Pacific Century's banking subsidiaries that are available to absorb future losses on loans. Additions to the reserve are provided through provisions for loan losses that are charged against earnings.

  At the end of 1997, the reserve for loan losses was $174.4 million, an increase of $6.6 million over the prior year level of $167.8 million. The 1997 reserves included $11.5 million of acquired reserves from CUB.

The ratio of reserves to loans outstanding at year-end 1997 was 1.88%, compared with 1.97% at year-end 1996 and 1.90% at year-end 1995. Loan loss provisions in 1997 were $30.3 million, $8.1 million higher than the prior year level of $22.2 million. Net charge-offs in 1997 were $30.2 million or 0.34% of average loans, compared to $13.0 million, or 0.16% of average loans in 1996 and $14.1 million, or 0.18% of average loans in 1995. A summary of the activity in the reserve for loan losses for the last five years is presented in Table 7.

  Pacific Century maintains the reserve for loan losses at a level that it believes is adequate to absorb estimated future losses on all loans. The reserve level is determined based on a continuing assessment of problem credits, recent loss experience, changes in collateral values, and current and anticipated economic conditions. Pacific Century's credit administration procedures emphasizes the early recognition and monitoring of loans in order to control delinquencies and minimize losses. For larger commercial credits, a line driven loan grading system is used. These loans are generally graded annually by the lending officer and an independent evaluation of this process is performed by the Credit Review department to ensure reasonable and timely grades.

  At year-end 1997, the reserve for loan losses provided a coverage of 180% of non-performing loans, compared to a 202% coverage at year-end 1996. Additionally, the ratio of year-end reserves to gross charge-off was 3.2 times and 3.8 times for 1997 and 1996, respectively.

  Gross charge-offs in 1997 totaled $55.1 million, representing 0.62% of average loans outstanding. Comparatively, the ratio was 0.53% and 0.36%, respectively at year-end 1996 and 1995. Gross charge-offs as a percentage of the reserve for loan losses were 31.6%, 26.3% and 18.4% in 1997, 1996 and 1995, respectively. Average annual charge-offs for the five years ended in December 1997 was $43.6 million.

  The increase in gross charge-offs in 1997 is attributed to a rise in the foreign category to $10.6 million from $0.9 million in 1996. Of this amount, approximately $10.4 million relates to charge-offs recognized on Thai loans.

  Excluding foreign loans, charge-offs in 1997 were mostly concentrated in the installment and commercial loan categories. In 1997, charge-offs on installment loans declined slightly to $28.1 million from $28.9 million in 1996, while charge-offs on commercial loans reflected a $4.0 million increase to $12.7 million.

  In 1997, recoveries of previously charged-off loans declined to $24.9 million. Recoveries were $31.1 million in 1996 and $13.8 million in 1995. Most of the 1997 recoveries were concentrated in the C&I portfolio. The level of C&I recoveries in 1997 include $11.7 million collected from the $45 million charged-off in 1992 and 1993 relating to one credit. All charge-offs relating to that credit have now been fully recovered.

                        SUMMARY OF LOAN LOSS EXPERIENCE

                                    TABLE 7

                                1997      1996      1995      1994      1993
                              --------  --------  --------  --------  --------
                                        (IN MILLIONS OF DOLLARS)
Average Amount of Loans
 Outstanding................. $8,929.7  $8,353.6  $7,654.9  $7,393.7  $6,991.0
                              ========  ========  ========  ========  ========
Balance of Reserve for Loan
 Losses at Beginning of
 Period...................... $  167.8  $  152.0  $  148.5  $  125.3  $  128.6
Loans Charged-Off
  Commercial and Industrial..     12.7       8.7       7.8      11.3      43.9
  Real Estate--
    Construction.............      --        --        2.1       0.1       0.5
    Mortgage--Commercial.....      1.3       3.3       2.3       3.5       2.7
            --Residential....      1.9       1.9       1.1       0.7       0.4
  Installment................     28.1      28.9      13.3       8.7       8.6
  Foreign....................     10.6       0.9       0.9       0.7       7.5
  Leases.....................      0.5       0.4       0.4       0.4       2.1
                              --------  --------  --------  --------  --------
Total Charged-Off............     55.1      44.1      27.9      25.4      65.7
Recoveries on Loans
 Previously Charged-Off
  Commercial and Industrial..     16.4      21.8       6.1      19.5       3.9
  Real Estate--
    Construction.............      --        0.7       --        0.2       --
    Mortgage--Commercial.....      0.6       1.1       1.4       0.9       0.7
            --Residential....      1.0       0.4       0.1       0.2       0.3
  Installment................      6.3       4.7       3.3       3.2       3.2
  Foreign....................      0.6       1.8       1.9       --        --
  Leases.....................      --        0.6       1.0       0.8       0.1
                              --------  --------  --------  --------  --------
Total Recoveries.............     24.9      31.1      13.8      24.8       8.2
                              --------  --------  --------  --------  --------
Net Loans Charged-Off........    (30.2)    (13.0)    (14.1)     (0.6)    (57.5)
Provisions Charged to
 Operating Expenses..........     30.3      22.2      17.0      21.9      54.2
Other Net Additions(1).......      6.5       6.6       0.6       1.9       --
                              --------  --------  --------  --------  --------
Balance at End of Period..... $  174.4  $  167.8  $  152.0  $  148.5  $  125.3
                              ========  ========  ========  ========  ========
Ratio of Net Charge-Offs to
 Average Loans Outstanding...     0.34%     0.16%     0.18%      --       0.82%
Ratio of Reserve to Loans
 Outstanding.................     1.88%     1.97%     1.90%     1.92%     1.76%
                              ========  ========  ========  ========  ========

  The details of the Foreign Reserve for Loan Losses, which are included in the table above, are:
Beginning Balance............ $   28.4  $   15.1  $   12.9  $   10.5  $   14.2
  Charge-Offs................     10.6       0.9       0.9       0.7       7.5
  Recoveries.................      0.6       1.8       1.9       --        --
                              --------  --------  --------  --------  --------
  Net Loans Charged-Off......    (10.0)      0.9       1.0      (0.7)     (7.5)
  Provisions Charged to
   Operating Expenses........     17.6       5.8       0.6       1.2       3.8
  Other Net Additions (1)....     (5.0)      6.6       0.6       1.9       --
                              --------  --------  --------  --------  --------
Ending Balance............... $   31.0  $   28.4  $   15.1  $   12.9  $   10.5
                              ========  ========  ========  ========  ========

--------
(1) Includes balance transfers, reserves acquired, and foreign currency translation adjustments.

                        ALLOCATION OF LOAN LOSS RESERVE

                                    TABLE 8

                           1997                1996                1995                1994                1993
                    ------------------- ------------------- ------------------- ------------------- -------------------
                            PERCENT OF          PERCENT OF          PERCENT OF          PERCENT OF          PERCENT OF
                    RESERVE OUTSTANDING RESERVE OUTSTANDING RESERVE OUTSTANDING RESERVE OUTSTANDING RESERVE OUTSTANDING
                    AMOUNT  LOAN AMOUNT AMOUNT  LOAN AMOUNT AMOUNT  LOAN AMOUNT AMOUNT  LOAN AMOUNT AMOUNT  LOAN AMOUNT
                    ------- ----------- ------- ----------- ------- ----------- ------- ----------- ------- -----------
                                                         (IN MILLIONS OF DOLLARS)
Commercial and
 Industrial........ $ 57.5     2.73%    $ 60.0     3.32%    $ 61.9     3.25%    $ 59.5     3.25%    $ 51.2     3.00%
Real Estate--
 Construction......    4.2     1.50        4.5     1.91        4.2     2.00        2.6     2.00        4.3     2.51
 Commercial........   21.8     1.61       18.5     1.51       19.6     1.50       18.6     1.50       15.4     1.25
 Residential.......   13.8     0.50       20.0     0.76       20.5     0.75       21.6     0.75       18.5     0.75
Installment........   34.9     3.91       26.0     3.06       20.4     2.50       18.5     2.50       13.5     2.00
Foreign............   31.0     1.93       28.4     1.89       15.1     1.90       12.9     1.85       10.5     1.77
Leases.............    2.6     0.50        2.0     0.46        2.0     0.50        1.9     0.50        2.0     0.50
Not allocated......    8.6      --         8.4      --         8.3      --        12.9      --         9.9      --
                    ------     ----     ------     ----     ------     ----     ------     ----     ------     ----
                    $174.4     1.88%    $167.8     1.97%    $152.0     1.90%    $148.5     1.92%    $125.3     1.76%
                    ======     ====     ======     ====     ======     ====     ======     ====     ======     ====

 International Operations

  Pacific Century maintains an extensive international presence in the Asia-Pacific region that provides opportunities to take part in lending, correspondent banking and deposit-taking activities in these markets. These activities are facilitated through Bank of Hawaii branches, a representative office with extensions and full service subsidiary/affiliate banks. This network of locations across the Asia-Pacific has enabled customers to participate in trade and investment between the U.S. Mainland, Asia, and the Pacific Islands.

  Pacific Century's foreign lending consists of both local currency and cross-border lending. Local currency loans are those that are funded and will be repaid in the currency of the borrower's country. Cross-border lending, on the other hand, involves loans that will be repaid in a currency other than that of the borrower's country. This type of lending involves greater risk because the borrower's ability to repay is additionally dependent on changes in the currency exchange rate.

  Pacific Century controls its exposure to the risks of international lending by evaluating the political and economic factors that bear on a country's ability to meet its foreign debt obligations. Based on these analyses, maximum credit limits (both short and long term) are established for each country to ensure diversity and minimize and control risk in the international portfolio. These credit limits are reviewed on a regular basis so that risks and exposures are understood and properly assessed. Pacific Century's strategy for foreign lending is to deal, on a direct basis, primarily with countries and companies that have a strong trade and investment interest in Hawaii and Asia-Pacific region. Pacific Century divides its international business into two areas: the International market, which is Asia related and the Pacific market, which comprises the South and West Pacific Divisions.

  Through the International Banking Group of Bank of Hawaii, Pacific Century offers international banking services to its corporate and financial institution customers in most of the major Asian financial centers with support from its New York and Honolulu operations. Bank of Hawaii's offices that offer these services are located in Hong Kong, the Philippines (Manila, Cebu, and Davao), South Korea, Singapore, Japan, Taiwan, and New York. The International Banking Group of Bank of Hawaii continues to focus on correspondent banking and trade-related financing activities and lending to customers with which it has a direct relationship.

  The South Pacific Region consists of investments in subsidiary banks in French Polynesia, New Caledonia, Papua New Guinea, Vanuatu, and Bank of Hawaii branch operations in Fiji and American Samoa. In March 1997, Pacific Century expanded its investments in this region by acquiring Indosuez Niugini Bank, Ltd.

in Papua New Guinea. Additionally, Bank of Hawaii has interests in affiliate banks located in Tonga, Samoa and Solomon Islands.

  The Banks in the French territories are currently operating under a management contract with Credit Lyonnais. The managers of those areas have a direct reporting line to the South Pacific Manager at Bank of Hawaii. The operations and the clients of the subsidiaries and affiliates are evaluated on a similar basis to those in branch offices. Exposure to foreign currency fluctuations is limited as each subsidiary/affiliate primarily deals in its own currency. The largest South Pacific subsidiary operations are in the French territories of French Polynesia and New Caledonia.

  Bank of Hawaii's West Pacific Division provides commercial and retail banking services through branches in the Commonwealth of the Northern Mariana Islands (Saipan), the Federated States of Micronesia (Pohnpei, Kosrae, and
Yap), Guam, the Republic of the Marshall Islands (Majuro), and the Republic of Palau (Koror). Since the U.S. dollar is used in these locations, the Company's operations in the West Pacific are not considered foreign for financial reporting purposes and are included in domestic operations.

  Table 9 provides a summary of assets, liabilities, operating revenue, and net income for Pacific Century's International Operations for the last three years. Net income for 1997 increased to $10.2 million, compared to the $8.1 million in 1996. This represents a return on assets for these operations of 0.34% in 1997, up from the 0.29% in 1996.

    SUMMARY OF INTERNATIONAL ASSETS, LIABILITIES, AND INCOME AND PERCENT OF
                              CONSOLIDATED TOTALS

                                    TABLE 9

                                    1997             1996             1995
                              ---------------- ---------------- ----------------
                               AMOUNT  PERCENT  AMOUNT  PERCENT  AMOUNT  PERCENT
                              -------- ------- -------- ------- -------- -------
                                           (IN MILLIONS OF DOLLARS)
Average Assets............... $3,005.1  21.1%  $2,752.6  20.7%  $1,724.3  13.9%
Average Liabilities..........  2,523.3  19.2    2,687.6  22.0    1,585.2  13.9
Operating Revenue............    215.9  17.3      192.1  16.8      107.9  10.3
Net Income...................     10.2   7.3        8.1   6.1        4.8   3.9

  Cross-border interbank placements and loans accounted for $835 million at year-end 1997. Table 10 presents, for the last three years, a geographic distribution of international assets for which Pacific Century has cross-border exposure exceeding 0.75% of total assets.

       GEOGRAPHIC DISTRIBUTION OF CROSS-BORDER INTERNATIONAL ASSETS (1)

                                   TABLE 10

                             GOVERNMENT     BANKS AND
                             AND OTHER   OTHER FINANCIAL   COMMERCIAL
                              OFFICIAL    INSTITUTIONS   AND INDUSTRIAL
                            INSTITUTIONS       (2)         COMPANIES     TOTAL
                            ------------ --------------- -------------- --------
                                          (IN MILLIONS OF DOLLARS)
at December 31, 1997
  South Korea..............    $  --        $  219.7         $193.5     $  413.2
  Japan....................       --           253.1          136.8        389.9
  Taiwan...................      57.5           39.5           23.8        120.8
  All Others...............      48.4          322.9          154.5        525.8
                               ------       --------         ------     --------
                               $105.9       $  835.2         $508.6     $1,449.7
                               ======       ========         ======     ========
at December 31, 1996
  Japan....................    $  --        $  196.0         $115.8     $  311.8
  South Korea..............       --           253.0          122.4        375.4
  Taiwan...................       --           108.6           18.2        126.8
  Thailand.................       --            74.2           47.4        121.6
  All Others...............       1.0          300.0           69.8        370.8
                               ------       --------         ------     --------
                               $  1.0       $  931.8         $373.6     $1,306.4
                               ======       ========         ======     ========
at December 31, 1995
  Japan....................    $  --        $  296.4         $198.1     $  494.5
  South Korea..............       --           181.8          125.8        307.6
  Taiwan...................       --           260.0           11.0        271.0
  Thailand.................       --           169.7            --         169.7
  All Others...............       1.0          253.2           68.5        322.7
                               ------       --------         ------     --------
                               $  1.0       $1,161.1         $403.4     $1,565.5
                               ======       ========         ======     ========

--------
(1) Cross-border outstandings are defined as foreign monetary assets that are payable to the Company in U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies. Monetary assets include loans, acceptances, and interest-bearing deposits with other banks.

(2) Includes U.S. dollar advances to foreign branches and affiliate banks which were used to fund local currency transactions. Totals for 1997, 1996 and 1995 were $419.9 million, $327.9 million and $293.2 million, respectively.

  An economic crisis that began in Thailand in mid-Spring of 1997 spread throughout Asia by the end of the year. In June of 1997, the Bank of Thailand suspended the operations of sixteen finance companies. The action helped to intensify the economic crisis throughout Asia. With the suspension of another forty-two finance companies in August, coupled with continuing pressure on the Thai currency, the Thai Baht, a greater erosion of confidence took place.

  As the crisis spread, many countries throughout the region began to see a sharp depreciation of their currencies against the U.S. dollar. Those that did not felt significant pressure to devalue. By year-end, currencies such as the Korean Won, the Indonesian Rupiah, and the Thai Baht had depreciated substantially. The rapid rate of depreciation had an immediate negative impact on those companies in Asia that maintained liabilities in dollars. Additionally, the crisis of confidence also led to a general tightening of credit across the region that made it increasingly difficult for businesses to obtain credit. A devalued currency along with much higher levels of interest rates created a greater level of tension and uncertainty to the Asia markets. Those countries that have been affected the most from the current turmoil are Thailand, Indonesia and South Korea. More tangibly, local companies and financial institutions required greater amounts of local currencies to service debt. The tighter credit environment escalated to a general liquidity crisis that required the intervention of the International Monetary Fund in Thailand, Indonesia and South Korea.

  The countries in Asia to which Pacific Century maintains its largest credit exposure on a cross border basis include South Korea, Japan and Taiwan. At December 31, 1997, cross border credit exposure in South Korea, Japan and Taiwan were $413.2 million, $389.9 million, and $120.8 million, respectively. In Japan and Taiwan, despite pressures from neighboring countries, the high levels of foreign exchange reserves have helped to maintain economic stability.

  With current on-going implementation of an International Monetary Fund restructuring plan, South Korea is working to bring back confidence and liquidity to the country. Our experience and history in the country give us confidence in our ability to manage our exposure during this difficult period. Pacific Century's lending in South Korea is focused on trade-related activities and is mostly short-term in nature. Most of the South Korean loans are to financial institutions (e.g., national and regional banks) or to the top five major conglomerates.

  Pacific Century's cross-border credit exposure in Thailand and Indonesia were $74.4 million and $21.1 million, respectively, at year-end 1997. In 1997, Pacific Century recognized charge-offs totaling $10.4 million in connection with Thai loans. The charge-offs that related to finance companies were largely based on a proposed workout plan that is being arranged by the Thai government to restructure these loans. After the charge-off, these loans totaled $17.6 million and were reported as non-accrual loans as of December 31, 1997.

  Pacific Century believes that it has prudently managed its exposure in Asia and has dealt with the known situations. However, because of the uncertainties inherent in Asia, it is difficult to accurately predict the impact of the turmoil in Asia on the economies of Hawaii and the U.S. Mainland, changes in currencies of Pacific region countries relative to the U.S. dollar, changes in interest rates, and changes in applicable U.S. and foreign regulatory and monetary policy. Moreover, it is not known what, if any, further impact there will be on Pacific Century's Asia exposure.

ASSET AND LIABILITY MANAGEMENT

  At Pacific Century, assets and liabilities are managed to maximize long term risk adjusted returns to shareholders. Pacific Century's asset and liability management process involves measuring, monitoring, controlling and managing financial risks that can significantly impact the Company's financial position and operating results. Financial risks in the form of capital adequacy, interest rate sensitivity, foreign currency exchange fluctuations and liquidity are balanced with expected returns to maximize earnings performance and shareholder value, while limiting the volatility of each.

 Capital Adequacy

  Pacific Century manages its capital level to optimize shareholder value, support asset growth, provide protection against unforeseen losses and comply with regulatory requirements. Capital levels are reviewed periodically relative to the Company's risk profile and current and projected economic conditions. Pacific Century's objective is to hold sufficient capital on a regulatory basis to exceed the minimum guidelines of a well capitalized institution.

  At year-end 1997, Pacific Century's shareholders' equity grew to $1.12 billion, an increase from $1.07 billion at year-end 1996. The source of growth in shareholders' equity in 1997 included retention of earnings, issuance of common stock under the dividend reinvestment plan and various stock-based employee benefit plans, and shares issued to acquire CU Bancorp. Offsetting these increases were cash dividends paid of $49.7 million, shares repurchased of $142.5 million, and net unrealized valuation adjustments of $21.0 million.

  In December 1997, the Company's common shares outstanding were increased through a two-for-one stock split. All historical per share data in this report have been restated to reflect the stock split.

  Pacific Century's regulatory capital ratios at year-end 1997 were: Tier 1 Capital Ratio of 9.34%, Total Capital Ratio of 11.65%, and Leverage Ratio of 7.21%. All three capital ratios exceeded the minimum threshold levels that were established in 1993 by federal bank regulators to qualify an institution as well capitalized. The minimum regulatory standards to qualify as well capitalized are as follows: Tier 1 Capital 6%; Total Capital 10%; and the Leverage Ratio 5%. There are certain financial and regulatory benefits of maintaining a well capitalized status. Financial institutions that are designated as well capitalized pay lower FDIC deposit insurance premiums and are subject to fewer regulatory restrictions on certain activities. Table 11 presents a five-year history of activities and balances in Pacific Century's capital accounts along with key capital ratios.

  In December 1996, Pacific Century completed a $100 million 8.25% Capital Securities offering that was issued through Bancorp Hawaii Capital Trust I, a newly organized grantor trust. The capital securities mature in 30 years and bear cumulative dividends at 8.25% payable semi-annually. Proceeds from this issue were used for general corporate purposes. These capital securities qualify as Tier I Capital for regulatory accounting purposes, but are classified as long-term debt in the statement of condition.

  In order to maintain its capital position at a desired level, Pacific Century has repurchased shares, over the past few years, under various stock repurchase programs. Under these programs, approximately 2.9 million shares in 1997 and 1.8 million shares in 1996 were repurchased. Pacific Century also purchases shares in the open market for use in employee stock-based benefit and dividend reinvestment plans. However, due to the uncertainties of the impact of the economic turmoil in Asia, share repurchase activities have been suspended.

                                EQUITY CAPITAL

                                   TABLE 11

                              1997       1996       1995      1994      1993
                            ---------  ---------  --------  --------  --------
                                       (IN MILLIONS OF DOLLARS)
Source of Common Equity
Net Income................. $   139.5  $   133.1  $  121.8  $  117.7  $  132.6
Dividends Paid.............     (49.7)     (47.4)    (45.2)    (44.0)    (38.4)
Dividend Reinvestment
 Program...................       6.8        6.8       7.1       7.4       7.7
Stock Issued for
 Acquisition...............     108.4        --        --        --        --
Stock Repurchases..........    (142.5)     (70.4)    (40.0)    (44.3)     (2.0)
Other (1)..................     (11.4)     (10.4)     43.9      (8.1)      9.9
                            ---------  ---------  --------  --------  --------
Annual Increase in Equity.. $    51.1  $    11.7  $   87.6  $   28.7  $  109.8
                            =========  =========  ========  ========  ========
Year-End Common Equity..... $ 1,117.2  $ 1,066.1  $1,054.4  $  966.8  $  938.1
  Add:  8.25% Capital
         Securities of
         Bancorp Hawaii
         Capital Trust I...     100.0      100.0       --        --        --
        Minority Interest..       5.8        9.3       --        --        --
  Less: Intangibles........     180.9       68.9      60.2      64.6      72.0
        Unrealized
        Valuation
         Adjustments.......       5.5        2.2      11.3     (17.3)      3.9
                            ---------  ---------  --------  --------  --------
Tier I Capital.............   1,036.6    1,104.3     982.9     919.5     862.2
  Allowable Loan Loss
   Reserve.................     139.2      131.1     120.2     111.1     100.2
  Subordinated Debt........     118.7      118.7     118.7     118.6     124.6
  Investment in
   Unconsolidated
   Subsidiary..............      (1.9)       --        --        --        --
                            ---------  ---------  --------  --------  --------
     Total Capital......... $ 1,292.6  $ 1,354.1  $1,221.8  $1,149.2  $1,087.0
                            =========  =========  ========  ========  ========
Risk Weighted Assets....... $11,098.6  $10,452.1  $9,587.0  $8,848.6  $7,990.4
                            =========  =========  ========  ========  ========
Key Ratios
Growth in Common Equity....       4.8%       1.1%      9.1%      3.1%     13.3%
Average Equity/Average
 Assets Ratio..............      7.79%      8.05%     8.28%     7.71%     7.09%
Tier I Capital Ratio.......      9.34%     10.57%    10.25%    10.39%    10.79%
Total Capital Ratio........     11.65%     12.96%    12.74%    12.99%    13.60%
Leverage Ratio.............      7.21%      7.98%     7.82%     7.28%     6.89%

--------
(1) Includes profit sharing; stock options and directors' restricted shares and deferred compensation plans and unrealized valuation adjustments for investment securities and foreign currency translation.

MARKET RISK EXPOSURES

 Other Than Trading Activities

  In the normal course of business, elements of Pacific Century's balance sheet are exposed to varying degrees of market risk. Market risk arises from movements in interest rates and foreign currency exchange rates. A key element in the process of managing market risk involves oversight by the Board of Directors and senior management as to the level of such risk assumed by Pacific Century in its balance sheet. The Board reviews and approves risk management policies, including risk limits and guidelines and delegates to the Asset Liability Management Committee (ALCO) oversight functions. The ALCO, consisting of the Managing Committee and senior business and finance officers, monitors Pacific Century's market risk exposure and will modify balance sheet positions or direct the use of derivative instruments as market conditions dictate.

  Interest Rate Risk Pacific Century's balance sheet is sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from the Company's normal business activities of making loans and taking deposits. Many other factors also affect the Company's exposure to changes in interest rates. These factors include general economic and financial conditions, customer preferences, and historical pricing spread relationships.

  A key element in the Company's ongoing process to measure and monitor interest rate risk is the utilization of a net interest income (NII) simulation model. This model is used to estimate the amount that NII will change over a one-year time horizon under various interest rate scenarios. These estimates are based on a large number of assumptions that include loan and deposit volumes and pricing, prepayment speeds on mortgage-related assets, and principal amortization and maturities on other financial instruments. While the assumptions are inherently uncertain, management believes that these assumptions are reasonable. As a result, the NII simulation model provides a sophisticated estimate rather than a precise prediction of the exposure to higher or lower interest rates on NII.

  Table 12 presents as of December 31, 1997, the estimate of the change in NII from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period relative to what the NII would have been if interest rates did not change. The resulting estimate in NII exposure is well within the approved ALCO guidelines and presents a balance sheet exposure that is slightly liability sensitive. A liability sensitive exposure would imply a favorable short-term impact on NII in periods of declining interest rates.

  Pacific Century also measures the market value of equity (MVE) sensitivity to complement the results from the NII simulation model. The MVE model measures the net present value of all future cash flows for each asset, liability, and off-balance sheet position based on the implied forward yield curve. This model therefore, measures the exposure to interest rate changes for a longer period than the 12-months time frame of the NII simulation model. There are some limitations to the results from the MVE model. These limitations include factors such as the following: liquidity and credit risk are not considered in valuing the various on- and off-balance sheet positions; maturity and cash flow assumptions are made for indeterminate maturity assets and deposits; and future balance sheet changes from shifting customer preferences or discretionary management responses are not factored into this analysis.

  Table 12 presents, as of December 31, 1997, the estimate from the MVE model of the change in MVE from an immediate 200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve relative to what the MVE would have been if interest rates did not change. The resulting estimate in MVE exposure is well within the approved ALCO guidelines and, similar to the NII simulation results, reflects a balance sheet exposure that is slightly liability sensitive.

                 MARKET RISK EXPOSURE TO INTEREST RATE CHANGES

                                   TABLE 12

                                                                    INTEREST
                                                                      RATE
                                                                     CHANGE
                                                                    (IN BASIS
                                                                     POINTS)
                                                                    ---------
                                                                    -200  +200
                                                                    ----  ----
       Estimated Exposure at December 31, 1997, as a:
         Percent of Net Interest Income............................ 2.3%  (2.0)%
         Percent of Market Value of Equity......................... 1.2%  (9.6)%

  In managing interest rate risks, the Company uses several approaches, both on- and off-balance sheet, to modify its risk position. Approaches that are used to shift balance sheet mix or alter the interest rate characteristics of assets and liabilities include changing product pricing strategies, modifying investment portfolio strategies, or using financial derivatives. The use of financial derivatives, as detailed in Note O to the consolidated financial statements, has been limited over the past three years. During this period, Pacific Century has relied more on the use of on-balance sheet alternatives to manage its interest rate risk position.

  Foreign Currency Risk Pacific Century's broad area of operations throughout the South Pacific and the Asian Rim has the potential to expose the Company to foreign currency risk. In general, however, most foreign currency denominated assets are funded by like currency liabilities, with imbalances corrected through the use of various hedge instruments as disclosed in Note O to the consolidated financial statements. By policy, the net exposure in these "other than trading" activities is insignificant.

  On the other hand, Pacific Century is exposed to foreign currency exchange rate changes from the capital invested in its foreign subsidiaries and branches located throughout the South Pacific and Asian Rim. These investments are designed to diversify the Company's total balance sheet exposure. While a portion of the capital investment in Tahiti and New Caledonia is hedged by a $43 million borrowing denominated in French Francs, as outlined in Note G to the consolidated financial statements, the rest of these capital positions are not hedged.

  Pacific Century uses a value-at-risk (VAR) calculation to measure the potential loss from foreign currency exposure. Pacific Century's VAR is calculated at a 95% confidence interval and assumes a normal distribution. The Company utilizes the variance/covariance approach to estimate the probability of future changes in foreign exchange rates. Under this approach, equally weighted daily closing prices are used to determine the daily volatility for the last 10, 30, 50, and 100 days. Pacific Century uses the highest daily volatility of the four trading periods in its VAR calculation.

  To estimate the potential loss in its net investment in foreign subsidiaries and branches, Pacific Century takes the daily volatility and annualizes it by multiplying by the number of trading days in a year. Therefore, the VAR determines the potential one-year loss within a 95% confidence interval of the net investment in subsidiaries. In other words, a loss greater than VAR has approximately a 5% probability of occurring.

  Table 13 represents as of December 31, 1997 the foreign currency exposure, as measured by the VAR, of the Company's net investment in subsidiaries and branch operations that are denominated in a foreign currency.

          MARKET RISK EXPOSURE FROM CHANGES IN FOREIGN EXCHANGE RATES

                                   TABLE 13

                                                                      1997
                                                                 ---------------
                                                                 BOOK  VALUE-AT-
                                                                 VALUE   RISK
                                                                 ----- ---------
                                                                  (IN MILLIONS
                                                                   OF DOLLARS)
     Net Investments in Foreign Subsidiaries and Branches
       Japanese Yen............................................. $11.0   $ 1.9
       Korean Won...............................................  29.5    23.0
       Pacific Franc (1)........................................  24.3     3.7
       Other....................................................  29.5     8.9
                                                                 -----   -----
         Total.................................................. $94.3   $37.5
                                                                 =====   =====

--------
(1)Net of a $43 million borrowing denominated in French Francs.

 Trading Activities

  Pacific Century's trading activities include foreign currency and foreign exchange contracts that expose Pacific Century to a modest measure of foreign currency risk. These transactions are executed on behalf of customers and for the Company's own account. Pacific Century, however, manages its trading account such that it does not maintain significant foreign currency open positions. To measure the exposure of these open positions, the Company uses the VAR methodology described above. The VAR measurement for trading activities as of year-end 1997 continues to be immaterial.

               CONSOLIDATED AVERAGE BALANCES, INCOME AND EXPENSE
                         SUMMARY, AND YIELDS AND RATES
                              (TAXABLE EQUIVALENT)

                                    TABLE 14

                                     1997                      1996                      1995
                          -------------------------- ------------------------- -------------------------
                           AVERAGE  INCOME/  YIELDS/  AVERAGE  INCOME/ YIELDS/  AVERAGE  INCOME/ YIELDS/
                           BALANCE  EXPENSE   RATES   BALANCE  EXPENSE  RATES   BALANCE  EXPENSE  RATES
                          --------- -------- ------- --------- ------- ------- --------- ------- -------
                                                     (IN MILLIONS OF DOLLARS)
Earning Assets
 Interest-Bearing
  Deposits..............  $   497.8 $   33.9   6.80% $   579.9 $ 42.0    7.24% $   645.7 $ 39.4    6.11%
 Investment
  Securities--Held to
  Maturity
   --Taxable............    1,208.9     81.1   6.70    1,078.1   70.4    6.53    1,516.5   92.3    6.09
   --Tax-Exempt.........       12.5      1.8  14.55       13.0    1.8   14.08       15.9    2.1   13.25
 Investment
  Securities--Available
  for Sale..............    2,452.0    158.9   6.48    2,288.7  148.0    6.46    1,639.0  107.9    6.58
 Funds Sold.............       76.4      3.8   4.99       92.1    4.0    4.39       68.5    3.8    5.57
 Loans (1)
   --Domestic...........    7,389.4    620.5   8.40    7,099.9  579.7    8.17    6,908.9  572.8    8.29
   --Foreign............    1,540.3    129.2   8.39    1,253.7  107.6    8.58      746.0   51.5    6.90
 Loan Fees..............                34.3                     29.7                      28.5
                          --------- --------  -----  --------- ------   -----  --------- ------   -----
     Total Earning
      Assets............   13,177.3  1,063.5   8.07   12,405.4  983.2    7.93   11,540.5  898.3    7.78
Cash and Due From Banks.      545.1                      462.8                     460.6
Other Assets............      519.9                      427.0                     389.1
                          ---------                  ---------                 ---------
     Total Assets.......  $14,242.3                  $13,295.2                 $12,390.2
                          =========                  =========                 =========
Interest-Bearing
 Liabilities
 Domestic Deposits
   --Demand.............  $ 1,945.3     52.9   2.72   $1,726.6   47.2    2.73   $1,752.4   50.9    2.91
   --Savings............      865.5     21.4   2.48      937.0   23.7    2.53    1,058.5   30.6    2.89
   --Time...............    2,858.7    157.0   5.49    2,465.0  133.5    5.42    1,839.9   98.5    5.36
                          --------- --------  -----  --------- ------   -----  --------- ------   -----
     Total Domestic.....    5,669.5    231.3   4.08    5,128.6  204.4    3.98    4,650.8  180.0    3.87
 Foreign Deposits
   --Time Due to Banks..      731.1     44.0   6.01      733.5   46.4    6.33      652.7   37.8    5.79
   --Other Time and
    Savings.............    1,079.0     48.2   4.47      745.0   37.9    5.09      329.5   21.7    6.57
                          --------- --------  -----  --------- ------   -----  --------- ------   -----
     Total Foreign......    1,810.1     92.2   5.09    1,478.5   84.3    5.70      982.2   59.5    6.06
                          --------- --------  -----  --------- ------   -----  --------- ------   -----
     Total Deposits.....    7,479.6    323.5   4.33    6,607.1  288.7    4.37    5,633.0  239.5    4.25
Short-Term Borrowings...    2,856.3    156.4   5.48    2,809.6  150.2    5.35    3,155.1  174.0    5.52
Long-Term Debt..........      725.5     46.4   6.39    1,029.2   60.9    5.91      866.8   54.6    6.29
                          --------- --------  -----  --------- ------   -----  --------- ------   -----
     Total Interest-
      Bearing
      Liabilities.......   11,061.4    526.3   4.76   10,445.9  499.8    4.78    9,654.9  468.1    4.85
                          --------- --------  -----  --------- ------   -----  --------- ------   -----
Net Interest Income.....               537.2   3.31             483.4    3.15             430.2    2.93
                                              -----                     -----                     -----
Spread on Earning
 Assets.................                       4.08%                     3.90%                     3.73%
                                              -----                     -----                     -----
Demand Deposits
 --Domestic.............    1,516.8                    1,371.5                   1,391.6
 --Foreign..............      264.0                      194.2                      11.8
                          ---------                  ---------                 ---------
     Total Demand
      Deposits..........    1,780.8                    1,565.7                   1,403.4
Other Liabilities.......      290.8                      212.7                     305.9
Shareholders' Equity....    1,109.3                    1,070.9                   1,026.0
                          ---------                  ---------                 ---------
     Total Liabilities &
      Equity............  $14,242.3                  $13,295.2                 $12,390.2
                          =========                  =========                 =========
Provision for Loan
 Losses.................                30.3                     22.2                      17.0
Net Overhead............               288.0                    256.8                     218.0
                                    --------                   ------                    ------
Income Before Income
 Taxes..................               218.9                    204.4                     195.2
Provision for Income
 Taxes..................                78.5                     70.2                      71.8
Tax Equivalency
 Adjustment (2).........                 0.9                      1.1                       1.6
                                    --------                   ------                    ------
Net Income..............            $  139.5                   $133.1                    $121.8
                                    ========                   ======                    ======

--------
(1) Includes non-accrual loans.
(2) Based upon a statutory tax rate of 35%.

 Liquidity Management

  Liquidity is managed to ensure that Pacific Century has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner. The Company's ALCO monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. This process combined with Pacific Century's ability to raise funds in money and capital markets and through private placements provides flexibility in managing the exposure to liquidity risk.

  A primary source of funding at Pacific Century comes from deposits. For 1997, average deposits increased to $9.3 billion from $8.2 billion for 1996. Table 22 presents the average deposits by category. The year-to-year increase reflects the positive impact from the acquisition of deposits by PCB during the first quarter of 1997 and Pacific Century's acquisition of CUB during 1997's third quarter.

  Pacific Century's balance sheet is unique given the high level of state and local government funding. Historically, these governmental entities have provided a stable source of funds. Over the years, much of this funding has been converted to Securities Sold Under Agreements to Repurchase (Repos). Repos are supported by the same type of collateral that supports governmental deposits, but are not insured by the FDIC. At year-end 1997, repos totaled $2.3 billion compared to $2.1 billion at year-end 1996 and $1.9 billion at year-end 1995.

  During 1997, Pacific Century issued commercial paper only in the Hawaii marketplace. To further enhance liquidity, Pacific Century also maintains access to the mainland wholesale commercial paper market through a pre-selected issuing agent. At year-end 1997 commercial paper outstanding totaled $104.9 million, compared to $69.7 million at year-end 1996.

  Pacific Century maintains a line of credit for working capital purposes. The line is for $35 million and is subject to annual renewals. Fees are paid on the unused balance of the line. During 1997, the line was not drawn upon.

  Bank of Hawaii, First Federal and First Savings are all members of the Federal Home Loan Bank of Seattle (FHLB). FHLB provides these institutions with an additional source of short to intermediate term funding. At year-end 1997, Bank of Hawaii had outstanding debt to the FHLB of $65 million, as compared to $125 million at year-end 1996. First Federal and First Savings also decreased their borrowings from the FHLB to $238 million at year-end 1997 as compared to $273 million at year-end 1996. Borrowings from the FHLB are collateralized by mortgage loans and FHLB stock.

  Long term debt on December 31, 1997 totaled $0.7 billion, compared to $0.9 billion at year-end 1996, and $1.1 billion at year-end 1995. Certain amounts of the long-term debt were private placements, which totaled $150 million, $110 million, and $60 million at year-ends 1997, 1996, and 1995, respectively. Pacific Century's access to such private placement counterparties enhances its balance sheet liquidity. In 1997, Pacific Century negotiated several private placement borrowings totaling $90 million. The proceeds were primarily used to finance the CUB acquisition. These borrowings were issued for a seven year term on a floating rate basis.

  Additionally, Bank of Hawaii maintains a $1.0 billion revolving medium term note program. Notes outstanding under this facility decreased to $25.0 million at year-end 1997 from $350.0 million at year-end 1996, and $849.7 million at year-end 1995.

  Moody's Investors Services and Standard and Poor's downgraded the long and short-term debt ratings of Pacific Century and its subsidiary, Bank of Hawaii on January 30, 1998 and February 4, 1998, respectively. Both rating agencies cited Pacific Century's exposures to Asian events as the primary reason for their downgrade. See International Operations section for further discussion on the Asia economic crisis.

 Control of Net Overhead

  Pacific Century primarily utilizes the net overhead ratio and efficiency ratio to measure efficiency. The net overhead ratio is defined as non-interest expense to non-interest income (without securities transactions). In 1997, Pacific Century's net overhead ratio was 2.58, compared to 2.58 and 2.53 in 1996 and 1995, respectively.

  The efficiency ratio is the percentage of non-interest expense to net operating revenue (net interest income plus non-interest income before securities transactions). In 1997, Pacific Century's efficiency ratio was 66.0%, compared to 65.3% and 63.6% for 1996 and 1995, respectively.

  A significant issue facing all banks nationwide that could have a large impact on expenses is the transition to the new millennium. Year 2000 concerns arise primarily from date coding practices in both software and hardware that used two-digit numbers, rather than four-digit numbers to represent years. If not corrected, systems that use the two-digit format will be unable to correctly distinguish the date after December 31, 1999. This problem could cause these systems to fail or provide incorrect information.

  Pacific Century has made the identification and resolution of Year 2000 exposures the top priority of the Company. A task force has been established to monitor, evaluate and manage the risks, solutions, and costs associated with Year 2000 issues. Pacific Century has developed a Year 2000 project plan that incorporates the following primary parts: identifying assets and systems that have Year 2000 exposure; assessing the size and complexity of the overall project and its parts; determining risks, priorities and resources; implementing solutions (e.g. rewriting program code, upgrading software and hardware, replacing systems, and obtaining vendor certifications); testing changes made to software and hardware; and formulating contingency plans.

  As of December 31, 1997, Pacific Century completed its identification process and has compiled a comprehensive inventory of assets and systems with Year 2000 exposure. In the process of accumulating this inventory, the size, complexity and required resources have been assessed for all critical systems. In Pacific Century's case, very few of its core systems (less than 25%) were developed internally. Instead, most systems were purchased from outside vendors. Therefore, Pacific Century must rely on these vendors to make the necessary modifications to their systems and provide a certification of the system's compliance with Year 2000 issues. Moreover, Pacific Century must review each vendor's Year 2000 software upgrade, incorporate customized software changes, if any, modify system interfaces, and perform validation testing to ensure that the system will operate properly in the year 2000.

  Although all Year 2000 issues are being addressed, the Company has identified its most critical systems and has established priorities to provide greater assurance that these systems will be Year 2000 compliant in a timely manner. Pacific Century's goal is to complete all Year 2000 changes for business critical systems by December 31, 1998. However, for a few systems that were purchased from outside vendors, the Year 2000 resolution will extend into the first half of 1999.

  While Pacific Century believes its Year 2000 project plan is designed to be successful in resolving all critical Year 2000 issues, it is possible, because of the scope and complexity involved, that not all of the potential problems will be satisfactorily completed in a timely manner. To mitigate this possibility, the Company is formulating contingency plans to assure an orderly transition to the millennium.

  Pacific Century initially estimated the total cost of its Year 2000 project in the range of $30 million. These costs include estimates for employee compensation, consultants, and software and hardware expenses. Year 2000 related costs are expensed as incurred and approximately $3.2 million was expensed in 1997. As the Year 2000 project progresses, the Company's cost estimate could change depending on a number of factors, including the failure of third party vendors to address Year 2000 issues in a timely manner.

  Non-Interest Income For 1997, total non-interest income was $187.8 million, compared to $164.5 million in 1996 and $146.1 million in 1995. Non-interest income in 1997 increased 14.2% from 1996. The comparison of non-interest income between 1997 and 1996 is affected by the acquisitions of BDT and BHNC (May 1996), CUB (July 1997), and Bank of Hawaii (PNG), Limited (March 1997). For 1997, BDT and BHNC contributed $17.6 million in non-interest income compared to $12.8 million in 1996. CUB and Bank of Hawaii (PNG), Limited reported combined non-interest income of $5.5 million for the year. Table 15 presents the details of non-interest income for the last five years. Trust operations, electronic financial services, insurance and annuity sales, and brokerage sales continue to grow, although at varying rates.

  Trust income for 1997 totaled $52.2 million, up from $49.8 million in 1996 and $49.5 million in 1995. For the last two years, the growth rate has been affected by aggressive competition from non-Hawaii based asset management companies. During 1997, Hawaiian Trust Company, Limited was merged into Bank of Hawaii, and, in connection therewith, its name was changed to Pacific Century Trust (PCT). This merger provides synergism to grow both bank and trust products through coordinated marketing and packaged services. While trust income showed a 4.8% increase in 1997, total trust assets administered by PCT increased to $12.5 billion at year-end 1997, up from $11.4 billion at year-end 1996 and $11.2 billion at year-end 1995. Activity in Pacific Century's family of mutual funds has continued to grow, increasing to $2.6 billion at year-end 1997, from $2.2 billion at year-end 1996.

  Service charges on deposit accounts increased to $29.4 million, compared to $26.7 million in 1996 and $25.9 million in 1995. The acquisitions accounted for the increase between 1996 and 1997. Pacific Century regularly reviews its fee schedules (including exchange and service charges on deposit accounts) to assure competitive pricing and acceptable levels of profitability.

  Fees, exchange and other service charges increased to $67.1 million in 1997, from $58.9 million in 1996 and $47.3 million in 1995. Approximately $4.8 million of the increase was due to the acquisitions. Pacific Century's involvement in trade finance in Asia has steadily increased through its network of offices and branches in the area. Reflecting the continuing increase in international activity, fees for letters of credit, export bills, and acceptances increased to $11.1 million in 1997, compared to $10.1 million and $8.8 million in 1996 and 1995, respectively. Also, related to international activity, profits on foreign currency increased to $12.2 million in 1997, compared to $8.9 million in 1996 and $6.5 million in 1995. The recent financial and economic issues arising in Asia (see International Operations) have impacted currency exchange rates and may affect the level of future fee income.

  Mortgage servicing fees increased to $7.1 million in 1997 from $6.6 million in 1996 and $4.3 million in 1995. This increase reflects Bank of Hawaii's continued emphasis on residential mortgage lending and secondary market sales activities. Pacific Century's mortgage servicing portfolio grew to $1.7 billion at year-end 1997.

  Also included in fees, exchange and other service charges are fees earned through Pacific Century's ATM network. During 1997, Pacific Century expanded its ATM network, ending the year with 480 machines, an increase from 401 at year-end 1996. The fees generated by this network totaled $9.6 million in 1997, $8.6 million in 1996, and $7.7 million in 1995. The majority of Pacific Century's ATMs are located in Hawaii (403) with 30 in the Western Pacific, 24 in the South Pacific and 23 on the U.S. Mainland. ATM usage has increased steadily over the years averaging more than 1.9 million transactions per month in 1997, compared to more than 1.7 million transactions per month in 1996.

  Other operating income ended 1997 at $36.0 million, up from $27.7 million in 1996 and $21.0 million in 1995. In 1997, the acquisitions contributed $0.7 million in incremental fees. During the fourth quarter, a leveraged lease matured and the underlying equipment was sold. The sale resulted in a gain of $4.4 million and was recognized in other operating income. With a high level of recoveries recorded, cash basis interest totaled $3.7 million in 1997, compared to $2.6 million in 1996, and $1.3 million reported in 1995. The income recorded as cash basis generally includes interest collected on loans written-off or interest collected on non-accrual loans that relate to prior years.

  Sales of investment securities in 1997 resulted in a net securities gain of $3.1 million (pre-tax), compared to net gains of $1.4 million and $2.5 million in 1996 and 1995, respectively.

                              NON-INTEREST INCOME

                                   TABLE 15

                                          YEARS ENDED DECEMBER 31,
                             -----------------------------------------------------
                                  1997            1996        1995   1994    1993
                             --------------  --------------  ------ ------  ------
                                    PERCENT         PERCENT
                             AMOUNT CHANGE   AMOUNT CHANGE   AMOUNT AMOUNT  AMOUNT
                             ------ -------  ------ -------  ------ ------  ------
                                          (IN MILLIONS OF DOLLARS)
Trust Income...............  $ 52.2 +  4.8%  $ 49.8 +  0.6%  $ 49.5 $ 48.6  $ 40.9
Service Charges on Deposit
 Accounts..................    29.4 + 10.1     26.7 +  3.1     25.9   28.3    26.5
Fees, Exchange and Other
   Service Charges
   Card Fees...............    13.2 + 23.4     10.7 + 46.6      7.3    8.3     7.4
  Letters of Credit and
   Acceptance Fees.........    11.1 +  9.9     10.1 + 14.8      8.8    7.8     7.3
  Profit on Foreign
   Currency................    12.2 + 37.1      8.9 + 36.9      6.5    4.3     4.6
  ATM......................     9.6 + 11.6      8.6 + 11.7      7.7    6.6     5.3
  Mortgage Servicing Fees..     7.1 +  7.6      6.6 + 53.5      4.3    2.9     2.4
  Exchange Fees............     4.2 + 23.5      3.4 - 12.8      3.9    4.0     2.9
  Payroll Services.........     1.6 - 33.3      2.4 + 14.3      2.1    2.1     1.8
  Cash Management..........     0.8    --       0.8 - 20.0      1.0    1.1     1.1
  Other Fees...............     7.3 -  1.4      7.4 + 29.8      5.7    5.4     4.9
Other Income...............    32.3 + 28.7     25.1 + 28.1     19.6   23.4    17.9
Cash Basis Interest........     3.7 + 42.3      2.6 +100.0      1.3    3.4     2.4
Investment Securities Gains
 (Losses)..................     3.1 +121.4      1.4 - 44.0      2.5  (17.8)   10.0
                             ------ ------   ------ ------   ------ ------  ------
    Total..................  $187.8 + 14.2%  $164.5 + 12.6%  $146.1 $128.4  $135.4
                             ====== ======   ====== ======   ====== ======  ======

  Non-Interest Expense Total non-interest expense for 1997, 1996 and 1995 was $475.7 million, $421.3 million and $364.1 million, respectively. The incremental increase in non-interest expense due to the acquisitions was $32.4 million in 1997, including the amortization of intangibles.

  The largest component of non-interest expense is salary expense, which was $173.2 million, $159.2 million and $142.1 million in 1997, 1996 and 1995, respectively. Approximately $11.7 million of this increase is accounted for by the acquisitions (BDT and BHNC in 1996 and CUB, Home Savings branches, and Bank of Hawaii (PNG), Limited in 1997). Excluding the acquisitions, total salary expense would have increased 1.5% over 1996.

  Pension and other employee benefits expense for 1997 totaled $53.5 million, an increase of 9.6% over 1996's total of $48.8 million. Part of this increase is due to the acquisitions which were responsible for $2.1 million in pension and benefit expense for the year. Excluding the acquisitions, pension and benefit expense would have risen approximately $2.6 million in 1997, or 5.3% from 1996.

  Net occupancy expense for 1997 increased to $46.7 million from $39.4 million in 1996 and $41.1 million in 1995. The increase is partly due to the acquisitions. Additionally, during the fourth quarter, a five story building in downtown Honolulu was closed and demolished and its book value of $2.7 million was written-off. Taking the building out of service will save approximately $1.1 million in annual premises operating expenses.

  Net equipment expense increased 13.2% over 1996. Net equipment expense was $38.5 million, $34.0 million and $31.7 million in 1997, 1996 and 1995, respectively. The increase results from the acquisitions, and also reflects Pacific Century's continuing investment in technological enhancements. Pacific Century's ongoing commitment to upgrade and improve its information systems continued in 1997. Also contributing to the increase were one-time costs associated with converting the computer systems of two subsidiaries.

  Other operating expense increased to $162.3 million in 1997 from $138.4 million in 1996 and $104.4 million in 1995. About $15.5 million of this increase was due to the various acquisitions. The comparison between years is also affected by a $2.8 million loss recognized in 1996 on the early termination of a leveraged lease.

  Legal and professional fees increased to $23.4 million in 1997 from $17.7 million in 1996 and $15.6 million in 1995. The increase was partly due to legal fees incurred in a lender liability suit for which a favorable verdict was reached in the fourth quarter. During the fourth quarter, partial recovery of legal fees was realized from an insurance policy. Further recovery is being pursued.

  FDIC insurance declined $5.3 million in 1997 to $1.5 million. The decline primarily results from a one-time FDIC special assessment of $5.0 million that was paid in 1996 by the Company's two thrift subsidiaries.

  Reflecting the acquisitions made in 1997 and 1996, the amortization of intangibles increased to $12.7 million for 1997, compared to $9.3 million for 1996 and $8.4 million for 1995.

                             NON-INTEREST EXPENSE

                                   TABLE 16

                                          YEARS ENDED DECEMBER 31,
                             --------------------------------------------------
                                  1997           1996       1995   1994   1993
                             -------------- -------------- ------ ------ ------
                                    PERCENT        PERCENT
                             AMOUNT CHANGE  AMOUNT CHANGE  AMOUNT AMOUNT AMOUNT
                             ------ ------- ------ ------- ------ ------ ------
                                          (IN MILLIONS OF DOLLARS)
Salaries.................... $173.2  + 8.8% $159.2  +12.0% $142.1 $138.0 $134.6
Pension and Other Employee
 Benefits...................   53.5  + 9.6    48.8  +11.9    43.6   42.4   42.4
Net Occupancy Expense.......   46.7  +18.5    39.4  - 4.1    41.1   37.4   37.0
Net Equipment Expense.......   38.5  +13.2    34.0  + 7.3    31.7   30.5   27.3
Other Operating Expense
  Legal and Professional....   23.4  +32.2    17.7  +13.5    15.6   18.2   11.9
  Advertising...............   10.6  - 7.0    11.4  + 1.8    11.2   10.3    9.7
  Stationery and Supplies...   10.7    --     10.7  +15.1     9.3    8.8    7.5
  FDIC Insurance............    1.5  -77.9     6.8  -10.5     7.6   13.6   15.1
  Amortization of Intangible
   Assets...................   12.7  +36.6     9.3  +10.7     8.4    9.3    7.2
  Other.....................  103.4  +25.2    82.6  +57.6    52.4   51.4   43.4
Minority Interest...........    1.5  + 7.1     1.4  +27.3     1.1    0.5    --
                             ------  -----  ------  -----  ------ ------ ------
    Total................... $475.7  +12.9% $421.3  +15.7% $364.1 $360.4 $336.1
                             ======  =====  ======  =====  ====== ====== ======

INCOME TAXES

  The 1997 tax provision reflects a change in the effective tax rate to 36.0% from 34.5% and 37.1% in 1996 and 1995, respectively. The tax structure at Pacific Century is complex given the various foreign and domestic locations in which it operates. Pacific Century uses its municipal securities portfolio, low income housing tax credits and its leasing portfolio to manage its tax liability. The first two reduce the effective tax rate, while the leasing portfolio assists in deferring the payment of taxes.

  The tax-exempt securities portfolio continues to decline. For 1997, average tax exempt securities totaled $12.5 million, minimally impacting Pacific Century's effective tax rate. Low income housing credits are Pacific

Century's main vehicle for reducing the effective tax rate. In 1997, Pacific Century's low income housing credit investments decreased $1.7 million to $64.6 million at year-end 1997. Pacific Century's low income housing investments are predominantly in Hawaii. While low income housing investments provide an opportunity to reduce taxes and earn competitive yields, there are regulatory limits on the total investments an institution may hold. As of year-end 1997, the regulatory limit is 10% of Pacific Century's capital. For Pacific Century, that limit was about $110 million at December 31, 1997.

  Pacific Century also continues to pursue lease financing to defer tax payments. During 1997, the leasing portfolio grew 18.6% to $519.4 million at year-end with much of this activity in smaller traditional leasing transactions. There were no leveraged leases recorded in 1997.

  Pacific Century's tax planning is also structured to minimize the impact of the alternative minimum tax (AMT). At the end of 1997, Pacific Century was not subject to the AMT.

FOURTH QUARTER RESULTS AND OTHER MATTERS

 Fourth Quarter Results

  Earnings in the fourth quarter of 1997 totaled $33.1 million, a decrease of 3.8% from the $34.5 million reported in the same quarter of 1996. Basic earnings per share were $0.41 and $0.43 in the fourth quarter of 1997 and 1996, respectively. Diluted earnings per share were $0.41 and $0.42 in the same respective periods.

  Interest margin in the fourth quarter of 1997 was 4.17%, compared to 3.93% in the fourth quarter of 1996. The improvement was driven by acquisitions and the continued efforts to position the balance sheet towards higher yielding assets. Earning asset yields increased to 8.17% from 8.01% comparing the fourth quarters of 1997 and 1996, respectively. The cost of funds rate decreased to 4.74% from 4.89% between the same periods.

  The provision for loan losses totaled $9.8 million in the fourth quarter, the highest amount for any quarter in 1997. The level of provisioning increased as gross charge-offs increased to $22.3 million during the quarter, which includes $10.4 million that relates to Thai loans. Recoveries were $10.5 million in the last quarter, the highest quarterly level reported in 1997.

  Included in the fourth quarter's results were the following non-recurring transactions. A gain of $4.4 million was recognized on a leveraged lease. A downtown office building was demolished resulting in a $2.7 million write-off of its book value.

 Forward-Looking Statements

  This report contains forward-looking statements regarding management's beliefs, estimates, projections and assumptions. These forward-looking statements are subject to risks and uncertainties, and accordingly, actual results may differ significantly from those presented in such statements. Factors that might cause such a difference include, but are not limited to, economic conditions in the areas in which Pacific Century conducts its operations, fluctuations in interest rates, fluctuations in foreign currency exchange rates, credit quality, and U.S. and foreign government regulations and monetary policies.

 Reengineering for a New Era

  On February 17, 1998, Pacific Century unveiled a comprehensive two-year reorganization and restructuring program to accelerate expense reduction and improve the Company's efficiency. The program will see the merger of First Federal Savings & Loan Association of America with Bank of Hawaii, the closing of approximately 25 branches in the State of Hawaii, and a comprehensive customer-focused redesign process to begin in 1999. At present the timing of these changes and their related cost and expenses (including intangibles) have not been determined.

  Pacific Century recognizes that the competitive environment in the financial services industry has dramatically intensified. At the same time Hawaii's stagnant economy, coupled with economic turbulence in Asia, has inhibited the Company's attempts to significantly improve its financial results. Pacific Century must, therefore, become more efficient in the use of its resources to improve performance.

  Pacific Century has set a goal to lower (improve) its efficiency ratio to 55 percent by the end of year 2000. A 55 percent efficiency ratio is consistent with the Company's targeted financial objectives. This efficiency target is expected to be achieved by taking steps to reduce redundancy, enhance revenues and streamline operations.

  Through strategic alliances and rationalization of delivery channels in the State of Hawaii, Pacific Century expects to realize annualized expense reductions of approximately $25 million and a reduction of its statewide workforce by about 15 percent over the next two years.

  Pacific Century's restructuring program will culminate in 1999 with a comprehensive nine-month redesign process that will put the Company on track to meet its financial goals. Pacific Century has contracted with Aston Associates, a nationally recognized corporate redesign specialist, to orchestrate this activity.

  In the near term, the plan calls for First Federal, which was acquired by Pacific Century in 1990, to be merged with Bank of Hawaii (pending regulatory approval). First Federal branches will be consolidated into the Bank of Hawaii network, and up to 25 branches in Hawaii (approximately 25% of the combined First Federal and Bank of Hawaii total) will be closed over the next two years. Customer accounts will be consolidated into Bank of Hawaii's remaining 75 branches throughout the State. The Company has also implemented a hiring freeze in the State of Hawaii for 1998 and 1999.

  Subject to the approval of shareholders at the annual meeting in April, Pacific Century will reincorporate in the State of Delaware. The holding company will remain headquartered in Hawaii.

  Also in 1998, (pending regulatory approval) Pacific Century's U.S. Mainland operations will be merged into one nationally chartered entity, to be headquartered in California. California United Bank, acquired in 1997, and Pacific Century Bank, located in Phoenix, Arizona, will be consolidated under the name Pacific Century Bank, N.A.

  First Savings and Loan Association of America (Guam), First Federal's subsidiary in the West Pacific, is to become a federally chartered institution and a direct subsidiary of Pacific Century.

  It is hoped that the Hawaii and Asian economies will be reinvigorated very soon, but the Company cannot rely on these markets to rebound in the near term. Therefore, Pacific Century will move through 1998 and 1999 focused on expense effectiveness, efficiency gains and revenue enhancements, and doing what it can to support economic revitalization in the areas in which it does business.

                  CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS

                                    TABLE 17

                                           THREE MONTHS ENDED
                         --------------------------------------------------------
                                    1997                        1996
                         --------------------------- ----------------------------
                          MAR.   JUN.  SEPT.   DEC.   MAR.    JUN.  SEPT.   DEC.
                         ------ ------ ------ ------ ------  ------ ------ ------
                            (IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
Total Interest Income... $253.8 $258.9 $274.6 $275.3 $231.4  $244.4 $250.5 $255.8
Total Interest Expense..  125.1  130.6  135.9  134.7  118.3   123.2  127.9  130.4
Net Interest Income.....  128.7  128.3  138.7  140.6  113.1   121.2  122.6  125.4
Provision for Loan
 Losses.................    5.1    7.3    8.1    9.8    4.4     4.2    3.7    9.9
Investment Securities
 Gains (Losses).........    0.5    1.5    0.2    0.8   (0.1)    0.1    0.2    1.1
Non-Interest Income.....   41.2   44.8   45.9   52.9   37.1    40.9   41.8   43.4
Non-Interest Expense....  109.6  112.3  122.1  131.7   97.5   103.8  112.6  107.3
                         ------ ------ ------ ------ ------  ------ ------ ------
Income Before Income
 Taxes..................   55.7   55.0   54.6   52.8   48.2    54.2   48.3   52.7
Provision for Income
 Taxes..................   20.2   19.4   19.3   19.7   15.5    19.6   17.0   18.2
                         ------ ------ ------ ------ ------  ------ ------ ------
Net Income.............. $ 35.5 $ 35.6 $ 35.3 $ 33.1 $ 32.7  $ 34.6 $ 31.3 $ 34.5
                         ====== ====== ====== ====== ======  ====== ====== ======
Basic Earnings Per
 Share.................. $ 0.45 $ 0.45 $ 0.44 $ 0.41 $ 0.40  $ 0.42 $ 0.38 $ 0.43
Diluted Earnings Per
 Share.................. $ 0.44 $ 0.44 $ 0.43 $ 0.41 $ 0.40  $ 0.42 $ 0.38 $ 0.42

                               SUPPLEMENTARY DATA

 MATURITY DISTRIBUTION, MARKET VALUE AND WEIGHTED-AVERAGE YIELD TO MATURITY OF
                                   SECURITIES

                                    TABLE 18

                           WITHIN    1-5      5-10     OVER              APPROXIMATE
 AT YEAR-END DECEMBER 31   1 YEAR   YEARS    YEARS   10 YEARS   TOTAL    MARKET VALUE
 -----------------------   ------  --------  ------  --------  --------  ------------
                                         (IN MILLIONS OF DOLLARS)
 Maturity Distribution
  Based on Amortized Cost
   U.S. Treasury
    Securities...........  $ 80.0  $    --   $  --   $    --   $   80.0    $   74.7
   U.S. Government
    Agencies.............   191.3     125.5     --        --      316.8       322.2
   Obligations of States
    and Political
    Subdivisions.........     3.4       8.3     0.1       0.2      12.0        13.3
   Corporate Securities..     --        --      --       64.2      64.2        64.3
   Mortgage-Backed
    Securities (1).......    77.8     109.2    10.4     440.6     638.0       639.8
   Other.................    98.2       5.5     --        --      103.7       103.4
   Securities Available
    for Sale (1).........   212.4     729.2    94.5   1,606.0   2,642.1     2,651.3
                           ------  --------  ------  --------  --------    --------
     Total--1997.........  $663.1  $  977.7  $105.0  $2,111.0  $3,856.8    $3,869.0
     --1996..............  $310.1  $1,382.0  $ 94.6  $1,841.2  $3,627.9    $3,634.0
     --1995..............  $382.9  $1,195.1  $ 75.6  $1,706.6  $3,360.2    $3,366.3
                           ------  --------  ------  --------  --------    --------
 Weighted-Average Yield
  to Maturity (2)
   U.S. Treasury
    Securities...........     5.2%      -- %    -- %      -- %      5.2%
   U.S. Government
    Agencies.............     6.0       6.6     --        --        6.2
   Obligations of States
    and Political
    Subdivisions.........    12.4      10.7    10.8       7.4      11.1
   Corporate Securities..     --        --      --        6.8       6.8
   Mortgage-Backed
    Securities...........     5.6       5.9     8.3       7.1       6.7
   Other.................    10.8       5.9     --        --       10.5
   Securities Available
    for Sale.............     6.6       6.2     6.4       6.7       6.5
                           ------  --------  ------  --------  --------
     Total--1997.........     6.8%      6.3%    6.6%      6.8%      6.6%
                           ======  ========  ======  ========  ========
 Tax Equivalent Adjust-
  ment Amount............  $  0.2  $    0.4  $  0.1  $    0.1  $    0.8

--------
(1)Contractual maturities do not anticipate reductions for periodic paydowns.

(2)Tax equivalent at 35% tax rate.

                                AVERAGE ASSETS

                                   TABLE 19

                              1997             1996          1995      1994      1993
                         ---------------  ---------------  --------- --------- ---------
                          AMOUNT    MIX    AMOUNT    MIX    AMOUNT    AMOUNT    AMOUNT
                         --------- -----  --------- -----  --------- --------- ---------
                                           (IN MILLIONS OF DOLLARS)
Interest-Bearing
 Deposits............... $   497.8   3.5% $   579.9   4.4% $   645.7 $   812.6 $ 1,140.1
Investment Securities
  --Held to Maturity....   1,221.4   8.6    1,091.1   8.2    1,532.4   2,482.1   3,542.3
  --Available for Sale..   2,452.0  17.2    2,288.7  17.2    1,639.0   1,063.9      69.1
Funds Sold..............      76.4   0.5       92.1   0.7       68.5      52.5     146.0
Loans...................   8,929.7  62.7    8,353.6  62.8    7,654.9   7,393.7   6,991.0
                         --------- -----  --------- -----  --------- --------- ---------
    Total Earning
     Assets.............  13,177.3  92.5   12,405.4  93.3   11,540.5  11,804.8  11,888.5
Non-Earning Assets......   1,065.0   7.5      889.8   6.7      849.7     791.8     697.3
                         --------- -----  --------- -----  --------- --------- ---------
    Total............... $14,242.3 100.0% $13,295.2 100.0% $12,390.2 $12,596.6 $12,585.8
                         ========= =====  ========= =====  ========= ========= =========

                                 AVERAGE LOANS

                                   TABLE 20

                              1997            1996         1995     1994     1993
                         --------------  --------------  -------- -------- --------
                          AMOUNT   MIX    AMOUNT   MIX    AMOUNT   AMOUNT   AMOUNT
                         -------- -----  -------- -----  -------- -------- --------
                                         (IN MILLIONS OF DOLLARS)
Commercial and
 Industrial............. $1,923.8  21.5% $1,784.0  21.4% $1,850.3 $1,681.1 $1,695.5
Real Estate
  Construction..........    264.6   3.0     229.6   2.7     164.2    145.2    181.1
  Mortgage..............  3,882.0  43.5   3,863.2  46.2   3,765.8  3,840.1  3,419.2
Installment.............    846.3   9.5     814.8   9.8     754.4    686.7    639.5
Foreign (1).............  1,540.3  17.2   1,253.7  15.0     746.0    667.8    666.1
Lease Financing.........    472.7   5.3     408.3   4.9     374.2    372.8    389.6
                         -------- -----  -------- -----  -------- -------- --------
    Total............... $8,929.7 100.0% $8,353.6 100.0% $7,654.9 $7,393.7 $6,991.0
                         ======== =====  ======== =====  ======== ======== ========

--------
(1)See section entitled International Operations for definition of Foreign.

    MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES (1)

                                   TABLE 21

                              DUE IN             DUE IN           DUE AFTER
                         ONE YEAR OR LESS ONE TO FIVE YEARS (2) FIVE YEARS (2)  TOTAL
                         ---------------- --------------------- -------------- --------
                                            (IN MILLIONS OF DOLLARS)
DECEMBER 31, 1997
-----------------
Commercial and
 Industrial.............     $1,360.8           $  564.0           $  179.5    $2,104.3
Real Estate--
 Construction...........        206.8               63.6               10.6       281.0
Other Loans.............      1,356.4            2,340.4            1,807.6     5,504.4
Foreign Loans...........      1,475.3              113.3               20.1     1,608.7
                             --------           --------           --------    --------
    Total...............     $4,399.3           $3,081.3           $2,017.8    $9,498.4
                             ========           ========           ========    ========

--------
(1)Based on contractual maturities.

(2) As of December 31, 1997, of the loans maturing after one year, $2,771.6 million have floating rates and $2,327.5 million have fixed rates.

                                AVERAGE DEPOSITS

                                    TABLE 22

                              1997            1996         1995     1994     1993
                         --------------  --------------  -------- -------- --------
                          AMOUNT   MIX    AMOUNT   MIX    AMOUNT   AMOUNT   AMOUNT
                         -------- -----  -------- -----  -------- -------- --------
                                         (IN MILLIONS OF DOLLARS)
Domestic
  Non-Interest Bearing
   Demand............... $1,516.8  16.4% $1,371.5  16.8% $1,391.6 $1,373.2 $1,312.1
  Interest-Bearing
   Demand...............  1,945.3  21.0   1,726.6  21.1   1,752.4  1,895.4  2,032.3
  Regular Savings.......    865.5   9.3     937.0  11.5   1,058.5  1,232.3  1,239.4
  Private Time
   Certificates of
   Deposit ($100,000 or
   More)................    848.1   9.2     719.2   8.8     581.5    476.8    489.4
  Public Time
   Certificates of
   Deposit ($100,000 or
   More)................    205.9   2.2     310.6   3.8      89.3     64.6    143.4
  Bearer Certificates of
   Deposit..............      --    --        1.3   --        5.0      5.0      5.0
  All Other Time and
   Savings Certificates.  1,804.7  19.5   1,433.9  17.5   1,164.1    998.4  1,074.1
                         -------- -----  -------- -----  -------- -------- --------
    Total Domestic......  7,186.3  77.6   6,500.1  79.5   6,042.4  6,045.7  6,295.7
                         -------- -----  -------- -----  -------- -------- --------
Foreign (1)
  Non-Interest Bearing
   Demand...............    264.0   2.8     194.2   2.4      11.8     12.8     12.8
  Time Due to Banks.....    731.1   7.9     733.5   9.0     652.7    896.5  1,032.7
  Other Time and
   Savings..............  1,079.0  11.7     745.0   9.1     329.5    340.2    191.2
                         -------- -----  -------- -----  -------- -------- --------
    Total Foreign.......  2,074.1  22.4   1,672.7  20.5     994.0  1,249.5  1,236.7
                         -------- -----  -------- -----  -------- -------- --------
    Total............... $9,260.4 100.0% $8,172.8 100.0% $7,036.4 $7,295.2 $7,532.4
                         ======== =====  ======== =====  ======== ======== ========

--------
(1) See section entitled International Operations for definition of Foreign.

                             INTEREST DIFFERENTIAL

                                   TABLE 23

                           1997 COMPARED TO 1996       1996 COMPARED TO 1995
                         --------------------------  --------------------------
                         VOLUME (1) RATE (1) TOTAL   VOLUME (1) RATE (1) TOTAL
                         ---------- -------- ------  ---------- -------- ------
                                       (IN MILLIONS OF DOLLARS)
Change in Interest
 Income:
  Interest Bearing
   Deposits:
    Foreign.............   $ (5.6)   $(2.5)  $ (8.1)   $ (4.2)   $  6.8  $  2.6
  Investment
     Securities--Held to
     Maturity Taxable...      8.8      1.9     10.7     (28.2)      6.3   (21.9)
    Tax-Exempt..........     (0.1)     0.1       --      (0.4)      0.1    (0.3)
  Investment
   Securities--Available
   for Sale.............     10.4      0.5     10.9      42.1      (2.0)   40.1
  Funds Sold............     (0.7)     0.5     (0.2)      1.1      (0.9)    0.2
  Loans, Net of Unearned
   Income:
    Domestic............     26.9     18.5     45.4      16.2      (8.1)    8.1
    Foreign.............     24.0     (2.4)    21.6      41.3      14.8    56.1
                           ------    -----   ------    ------    ------  ------
      Total Interest
       Income...........   $ 63.7    $16.6   $ 80.3    $ 67.9    $ 17.0  $ 84.9
                           ======    =====   ======    ======    ======  ======
Change in Interest Ex-
 pense:
  Interest Bearing
   Deposits:
    Demand Deposits.....   $  5.9    $(0.2)  $  5.7    $ (0.7)   $ (3.0) $ (3.7)
    Savings Deposits....     (1.8)    (0.5)    (2.3)     (3.3)     (3.6)   (6.9)
    Time Deposits.......     21.7      1.8     23.5      33.8       1.2    35.0
    Deposits in Foreign
     Offices............     17.5     (9.6)     7.9      28.5      (3.7)   24.8
  Short-Term Borrowings.      2.5      3.7      6.2     (18.6)     (5.2)  (23.8)
  Long-Term Debt........    (19.1)     4.6    (14.5)      9.7      (3.4)    6.3
                           ------    -----   ------    ------    ------  ------
      Total Interest
       Expense..........   $ 26.7    $(0.2)  $ 26.5    $ 49.4    $(17.7) $ 31.7
                           ======    =====   ======    ======    ======  ======
Net Interest
 Differential:
  Domestic..............   $ 36.1    $12.1   $ 48.2    $  9.9    $  9.4  $ 19.3
  Foreign...............      0.9      4.7      5.6       8.6      25.3    33.9
                           ------    -----   ------    ------    ------  ------
      Total Interest
       Differential.....   $ 37.0    $16.8   $ 53.8    $ 18.5    $ 34.7  $ 53.2
                           ======    =====   ======    ======    ======  ======

--------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

            YEAR-END SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

                                    TABLE 24

                            1997       1996       1995       1994       1993
                         ---------- ---------- ---------- ---------- ----------
                           (IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET TOTALS
  Net Loans............. $  9,114.3 $  8,347.9 $  7,853.0 $  7,599.5 $  6,983.1
  Total Assets..........   14,995.5   14,009.2   13,206.8   12,586.4   12,462.1
  Deposits..............    9,621.3    8,684.1    7,576.8    7,115.1    7,005.0
  Long-Term Debt........      705.8      932.1    1,063.4      861.6      378.2
  Shareholders' Equity..    1,117.2    1,066.1    1,054.4      966.8      938.1
OPERATING RESULTS
  Total Interest Income. $  1,062.6 $    982.1 $    896.7 $    813.0 $    802.6
  Net Interest Income...      536.3      482.3      428.5      449.3      467.2
  Provision for Loan
   Losses...............       30.3       22.2       17.0       21.9       54.2
  Net Income............      139.5      133.1      121.8      117.7      132.6
  Basic Earnings Per
   Share................ $     1.75 $     1.63 $     1.46 $     1.39 $     1.56
  Diluted Earnings Per
   Share................ $     1.72 $     1.62 $     1.45 $     1.37 $     1.54
  Common Dividends Paid
   Per Share............ $     0.63 $     0.58 $     0.54 $     0.52 $     0.45
  Excluding the Effects
   of Intangibles (1)
    Tangible Net Income. $    147.7 $    139.2 $    127.3 $    123.8 $    137.2
    Tangible Basic
     Earnings Per Share. $     1.85 $     1.71 $     1.53 $     1.46 $     1.62
    Tangible Diluted
     Earnings Per Share. $     1.82 $     1.69 $     1.51 $     1.45 $     1.60
NON-FINANCIAL DATA
  Common Shareholders of
   Record at Year-End...      6,695      7,120      7,439      6,947      8,315
  Weighted Average
   Shares--Basic........ 79,794,011 81,595,728 83,325,878 84,712,506 84,827,274
  Weighted Average
   Shares--Diluted...... 80,946,170 82,424,524 84,054,913 85,649,062 85,935,579

--------
(1)Intangibles include goodwill, core deposit and trust intangibles, and other intangibles.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Consolidated Quarterly Results of Operations--Table 17 on page 41 and narrative on page 39.

                        REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Pacific Century Financial Corporation

  We have audited the accompanying consolidated statements of condition of Pacific Century Financial Corporation and subsidiaries as of December 31, 1997, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Century Financial Corporation and subsidiaries at December 31, 1997, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Honolulu, Hawaii
January 23, 1998

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                  1997       1996       1995
                                               ---------- ---------- ----------
                                                   (IN THOUSANDS OF DOLLARS
                                                  EXCEPT PER SHARE AMOUNTS)
Interest Income
  Interest on Loans........................... $  714,572 $  659,701 $  610,959
  Loan Fees...................................     34,334     29,692     28,560
  Income on Lease Financing...................     34,917     27,124     12,384
  Interest and Dividends on Investment
   Securities
    Taxable...................................     81,041     70,401     92,295
    Non-Taxable...............................      1,186      1,193      1,371
  Income on Investment Securities Available
   for Sale...................................    158,851    147,949    107,870
  Interest on Deposits........................     33,862     41,957     39,454
  Interest on Security Resale Agreements......         86        --         448
  Interest on Funds Sold......................      3,727      4,039      3,365
                                               ---------- ---------- ----------
    Total Interest Income.....................  1,062,576    982,056    896,706
Interest Expense
  Interest on Deposits........................    323,507    288,716    239,537
  Interest on Security Repurchase Agreements..    115,461    100,085    122,030
  Interest on Funds Purchased.................     23,805     29,020     32,176
  Interest on Short-Term Borrowings...........     17,161     21,110     19,854
  Interest on Long-Term Debt..................     46,344     60,842     54,560
                                               ---------- ---------- ----------
    Total Interest Expense....................    526,278    499,773    468,157
                                               ---------- ---------- ----------
Net Interest Income...........................    536,298    482,283    428,549
Provision for Loan Losses.....................     30,338     22,227     16,967
                                               ---------- ---------- ----------
    Net Interest Income After Provision for
     Loan Losses..............................    505,960    460,056    411,582
Non-Interest Income
  Trust Income................................     52,237     49,761     49,468
  Service Charges on Deposit Accounts.........     29,354     26,716     25,886
  Fees, Exchange and Other Service Charges....     67,081     58,949     47,311
  Other Operating Income......................     36,043     27,687     20,962
  Investment Securities Gains.................      3,074      1,364      2,457
                                               ---------- ---------- ----------
    Total Non-Interest Income.................    187,789    164,477    146,084
Non-Interest Expense
  Salaries....................................    173,159    159,213    142,143
  Pensions and Other Employee Benefits........     53,535     48,811     43,550
  Net Occupancy Expense.......................     46,725     39,416     41,108
  Net Equipment Expense.......................     38,524     34,017     31,729
  Other Operating Expense.....................    162,318    138,359    104,444
  Minority Interest...........................      1,488      1,444      1,116
                                               ---------- ---------- ----------
    Total Non-Interest Expense................    475,749    421,260    364,090
                                               ---------- ---------- ----------
Income Before Taxes...........................    218,000    203,273    193,576
Provision for Taxes...........................     78,512     70,149     71,776
                                               ---------- ---------- ----------
    Net Income................................ $  139,488 $  133,124 $  121,800
                                               ========== ========== ==========
Basic Earnings Per Share...................... $     1.75 $     1.63 $     1.46
Diluted Earnings Per Share.................... $     1.72 $     1.62 $     1.45
Basic Weighted Average Shares................. 79,794,011 81,595,728 83,325,878
Diluted Weighted Average Shares............... 80,946,170 82,424,524 84,054,913
                                               ========== ========== ==========

                See Notes to Consolidated Financial Statements.

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                    DECEMBER 31,
                                         -------------------------------------
                                            1997         1996         1995
                                         -----------  -----------  -----------
                                              (IN THOUSANDS OF DOLLARS)
ASSETS
Interest-Bearing Deposits............... $   341,347  $   635,519  $   789,050
Investment Securities
  --Held to Maturity (Market Value of
   $1,217,735, $1,261,146 and
   $1,172,228, respectively)............   1,214,715    1,258,756    1,166,115
  --Available for Sale..................   2,651,270    2,372,897    2,194,038
Funds Sold..............................      80,457      141,920      116,173
Loans...................................   9,498,408    8,699,286    8,152,406
  Unearned Income.......................    (209,721)    (183,586)    (147,404)
  Reserve for Loan Losses...............    (174,362)    (167,795)    (151,979)
                                         -----------  -----------  -----------
    Net Loans...........................   9,114,325    8,347,905    7,853,023
                                         -----------  -----------  -----------
    Total Earning Assets................  13,402,114   12,756,997   12,118,399
Cash and Non-Interest Bearing Deposits..     795,332      581,221      469,031
Premises and Equipment..................     288,358      273,122      246,515
Customers' Acceptance Liability.........      21,575       21,178       16,825
Accrued Interest Receivable.............      93,831       88,074       84,669
Other Real Estate.......................       6,151       10,711        9,306
Intangibles, Including Goodwill.........     203,366       96,456       87,673
Other Assets............................     184,737      181,408      174,366
                                         -----------  -----------  -----------
    Total Assets........................ $14,995,464  $14,009,167  $13,206,784
                                         ===========  ===========  ===========
LIABILITIES
Domestic Deposits
  Demand--Non-Interest Bearing.......... $ 1,714,886  $ 1,435,091  $ 1,549,302
       --Interest Bearing...............   2,112,425    1,724,105    1,592,533
  Savings...............................     823,216      866,453    1,004,550
  Time..................................   2,929,782    2,571,569    2,204,242
Foreign Deposits
  Demand--Non-Interest Bearing..........     351,178      553,274       46,056
  Time Due to Banks.....................     707,684      804,818      664,269
  Other Savings and Time................     982,104      728,769      515,818
                                         -----------  -----------  -----------
    Total Deposits......................   9,621,275    8,684,079    7,576,770
Securities Sold Under Agreements to
 Repurchase.............................   2,279,124    2,075,571    1,926,540
Funds Purchased.........................     710,472      599,994      787,437
Short-Term Borrowings...................     212,547      293,257      476,867
Bank's Acceptances Outstanding..........      21,575       21,178       16,825
Accrued Pension Costs...................      15,134       17,309       21,261
Accrued Interest Payable................      57,512       69,545       49,473
Accrued Taxes Payable...................     152,092      154,984      160,306
Minority Interest.......................       5,758        9,307        2,961
Other Liabilities.......................      96,979       85,678       70,472
Long-Term Debt..........................     705,789      932,143    1,063,436
                                         -----------  -----------  -----------
    Total Liabilities...................  13,878,257   12,943,045   12,152,348
                                         -----------  -----------  -----------
Shareholders' Equity
Common Stock ($2 par value), authorized
 200,000,000 shares; issued and
 outstanding, 79,684,553; 39,959,234;
 and 41,340,817, respectively...........     159,369       79,918       82,682
Capital Surplus.........................     168,920      186,391      240,080
Unrealized Valuation Adjustments........     (24,766)      (3,722)      13,902
Retained Earnings.......................     813,684      803,535      717,772
                                         -----------  -----------  -----------
    Total Shareholders' Equity..........   1,117,207    1,066,122    1,054,436
                                         -----------  -----------  -----------
    Total Liabilities and Shareholders'
     Equity............................. $14,995,464  $14,009,167  $13,206,784
                                         ===========  ===========  ===========

                See Notes to Consolidated Financial Statements.

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           UNREALIZED
                                       COMMON    CAPITAL   VALUATION  RETAINED
                            TOTAL      STOCK     SURPLUS   ADJUSTMENT EARNINGS
                          ----------  --------  ---------  ---------- --------
                              (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE
                                              AMOUNTS)
Balance at December 31,
 1994.................... $  966,788  $ 83,703  $ 260,040   $(18,122) $641,167
  Net Income.............    121,800       --         --         --    121,800
  Common Stock Issued
    96,251 Profit Sharing
     Plan................      2,637       192      2,445        --        --
    443,879 Stock Option
     Plan................      9,291       888      8,403        --        --
    228,321 Dividend
     Reinvestment Plan...      7,095       457      6,638        --        --
  Stock Repurchased......    (40,004)   (2,558)   (37,446)       --        --
  Unrealized Valuation
   Adjustments
    Investment
     Securities..........     28,630       --         --      28,630       --
    Foreign Currency
     Translation
     Adjustment..........      3,394       --         --       3,394       --
  Cash Dividends Paid....    (45,195)      --         --         --    (45,195)
                          ----------  --------  ---------   --------  --------
Balance at December 31,
 1995.................... $1,054,436  $ 82,682  $ 240,080   $ 13,902  $717,772
  Net Income.............    133,124       --         --         --    133,124
  Common Stock Issued
    37,220 Profit Sharing
     Plan................      1,288        74      1,214        --        --
    245,437 Stock Option
     Plan................      5,491       491      5,000        --        --
    170,577 Dividend
     Reinvestment Plan...      6,756       341      6,415        --        --
    11,483 Directors'
     Restricted Shares
     and Deferred
     Compensation Plan...        456        23        433        --        --
  Stock Repurchased......    (70,444)   (3,693)   (66,751)       --        --
  Unrealized Valuation
   Adjustments
    Investment
     Securities..........     (9,114)      --         --      (9,114)      --
    Foreign Currency
     Translation
     Adjustment..........     (8,510)      --         --      (8,510)      --
  Cash Dividends Paid....    (47,361)      --         --         --    (47,361)
                          ----------  --------  ---------   --------  --------
Balance at December 31,
 1996.................... $1,066,122  $ 79,918  $ 186,391   $ (3,722) $803,535
  Net Income.............    139,488       --         --         --    139,488
  Common Stock Issued
    88,517 Profit Sharing
     Plan................      4,116       177      3,939        --        --
    231,264 Stock Option
     Plan................      5,356       463      4,893        --        --
    164,671 Dividend
     Reinvestment Plan...      6,754       329      6,425        --        --
    3,407 Directors'
     Restricted Shares
     and Deferred
     Compensation Plan...        150         7        143        --        --
    2,317,873 CU Bancorp
     Acquisition.........    108,469     4,636    103,833        --        --
  Stock Repurchased......   (142,479)   (5,775)  (136,704)       --        --
  Unrealized Valuation
   Adjustments
    Investment
     Securities..........      3,233       --         --       3,233       --
    Foreign Currency
     Translation
     Adjustment..........    (24,277)      --         --     (24,277)      --
  Two-for-One Stock Split
   in the Form of a 100%
   Stock Dividend........        --     79,614        --         --    (79,614)
  Cash Dividends Paid....    (49,725)      --         --         --    (49,725)
                          ----------  --------  ---------   --------  --------
Balance at December 31,
 1997.................... $1,117,207  $159,369  $ 168,920   $(24,766) $813,684
                          ==========  ========  =========   ========  ========

                See Notes to Consolidated Financial Statements.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEARS ENDED DECEMBER 31,
                                             ---------------------------------
                                               1997       1996        1995
                                             ---------  ---------  -----------
                                                (IN THOUSANDS OF DOLLARS)
Operating Activities (1)
 Net Income................................. $ 139,488  $ 133,124  $   121,800
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
   Provision for Loan Losses................    30,338     22,227       16,967
   Depreciation and Amortization............    45,244     38,956       33,165
   Deferred Income Taxes....................       100      2,423        7,924
   Realized Gains on Investment Securities
    Available for Sale......................    (2,939)    (1,193)      (1,707)
   Amortization of Deferred Lease Income....   (30,505)   (26,326)     (25,482)
   Amortization of Deferred Loan Fee Income.   (12,210)    (8,318)     (12,174)
   Increase in Interest Receivable..........    (5,757)      (286)      (7,329)
   Increase (Decrease) in Interest Payable..   (13,193)    14,116          220
   Decrease (Increase) in Other Assets......    18,942    (20,958)     (57,040)
   Decrease in Other Liabilities............   (40,136)   (15,641)      (8,777)
                                             ---------  ---------  -----------
     Net Cash Provided by Operating
      Activities............................   129,372    138,124       67,567
                                             ---------  ---------  -----------
Investing Activities
 Proceeds from Redemptions of Investment
  Securities Held to Maturity...............   219,216    594,894      956,491
 Purchases of Investment Securities Held to
  Maturity..................................  (127,706)  (665,427)    (535,499)
 Proceeds from Sales of Investment
  Securities Available for Sale.............   714,742    703,899      655,269
 Proceeds from Redemptions of Investment
  Securities Available for Sale.............   195,233     81,757      150,507
 Purchases of Investment Securities
  Available for Sale........................  (981,411)  (978,512)  (1,379,626)
 Net Increase (Decrease) in Interest-
  bearing Deposits Placed in Other Banks....   295,031    409,619      (62,034)
 Decrease (Increase) in Funds Sold..........    92,663    (25,747)     (62,006)
 Increase (Decrease) in Net Loans...........  (283,536)    95,118     (229,536)
 Purchases of Premises and Equipment........   (27,995)   (38,665)     (49,893)
 Proceeds from Sale of Premises and
  Equipment.................................       --         --         2,061
 Purchase of Additional Interest in
  Credipac Polynesie and Creditpac Nouvelle
  Caledonie, Net of Cash and Non-Interest
  Bearing Deposits Acquired.................       --      (4,114)         --
 Purchase of Banque de Tahiti and Banque de
  Nouvelle Caledonie, Net of Cash and Non-
  Interest Bearing Deposits Acquired........       --      18,090          --
 Purchase of Banque d'Hawaii (Vanuatu),
  Ltd., Net of Cash and Non-Interest
  Bearing Deposits Acquired.................       --         --         6,808
 Purchase of Bank of Hawaii (PNG), Ltd.,
  Net of Cash and Non-Interest Bearing
  Deposits Acquired.........................    (5,371)       --           --
 Purchase of CU Bancorp and California
  United Bank, Net of Cash and Non-Interest
  Bearing Deposits Acquired.................    24,523        --           --
 Purchase of Home Savings of America
  Deposits, Net of Cash and Non-Interest
  Bearing Deposits Acquired.................   235,020        --           --
                                             ---------  ---------  -----------
     Net Cash Provided (Used) by Investing
      Activities............................   350,409    190,912     (547,458)
                                             ---------  ---------  -----------
Financing Activities
 Net Increase (Decrease) in Demand,
  Savings, and Time Deposits................   (72,506)   248,793      450,487
 Proceeds from Lines of Credit and Long-
  Term Debt.................................   104,000    512,787      854,779
 Principal Payments on Lines of Credit and
  Long-Term Debt............................  (330,354)  (644,080)    (652,915)
 Net Increase (Decrease) in Short-Term
  Borrowings................................   233,295   (222,022)    (149,409)
 Proceeds from Sale of Common Stock.........    16,376     13,991       19,023
 Stock Repurchased..........................  (142,479)   (70,444)     (40,004)
 Cash Dividends.............................   (49,725)   (47,361)     (45,195)
                                             ---------  ---------  -----------
     Net Cash Provided (Used) by Financing
      Activities............................  (241,393)  (208,336)     436,766
                                             ---------  ---------  -----------
 Effect of Exchange Rate Changes on Cash....   (24,277)    (8,510)       3,394
                                             ---------  ---------  -----------
     Increase (Decrease) in Cash and Non-
      Interest Bearing Deposits.............   214,111    112,190      (39,731)
 Cash and Non-Interest Bearing Deposits at
  Beginning of Year.........................   581,221    469,031      508,762
                                             ---------  ---------  -----------
     Cash and Non-Interest Bearing Deposits
      at End of Year........................ $ 795,332  $ 581,221  $   469,031
                                             =========  =========  ===========

--------
(1) During the years ended December 31, 1997, 1996 and 1995, Pacific Century Financial Corporation made interest payments of $538,311,000, $479,701,000 and $467,937,000, respectively, and paid income taxes of $81,404,000, $75,471,000 and $45,462,000, respectively.

                See Notes to Consolidated Financial Statements.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting principles followed by Pacific Century Financial Corporation and its subsidiaries (Pacific Century), and the methods of applying those principles conform with generally accepted accounting principles and general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements. Certain accounts have been reclassified to conform with the 1997 presentation. The significant accounting policies are summarized below.

 Name Change

  On April 25, 1997, the Company's name was changed from Bancorp Hawaii, Inc. to Pacific Century Financial Corporation (Pacific Century). The change was made to provide a more distinctive and descriptive identity that reflects Pacific Century's strategic goals to grow in Hawaii and throughout the Pacific region. Pacific Century's primary subsidiary, the Bank of Hawaii has maintained its name along with that of First Federal Savings & Loan Association of America. However, some of the Company's other subsidiaries have adopted names that correspond with Pacific Century.

 Organization/Consolidation

  Pacific Century is a bank holding company providing a broad range of financial services to customers in Hawaii, the Pacific, Asia and the U.S. Mainland. It is the largest bank holding company headquartered in the State of Hawaii. The majority of Pacific Century's operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities and trade financing. The principal subsidiaries of Pacific Century are Bank of Hawaii, Bancorp Pacific, Inc. and California United Bank. The consolidated financial statements include the accounts of Pacific Century and its principal subsidiaries including all majority-owned entities. All significant intercompany accounts and transactions have been eliminated and minority interests recognized in consolidation.

 Accounting Changes

  On January 1, 1997, Pacific Century adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and establishes guidelines to distinguish transfers of financial assets that are sales from transfers that are secured borrowings.

  SFAS No. 125 requires that servicing assets and liabilities be recorded at fair value at the time loans are sold or securitized. The pronouncement also requires that servicing assets be evaluated for impairment by risk characteristics and are to be carried at the lower of capitalized cost or fair value. There was no material effect on Pacific Century's financial position at December 31, 1997 or results of operations for the year then ended from adopting SFAS No. 125.

  On December 31, 1997, Pacific Century adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 simplifies the computation and disclosure standards for earnings per share (EPS). The new pronouncement replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES options or other contracts to issue common stock were exercised. In computing diluted EPS, SFAS No. 128 requires the use of the average share price for the period in determining the weighted average number of shares outstanding rather than the higher of the average market price or ending market price as was required under the prior standard. EPS for prior periods have been restated to conform with the presentation required by SFAS No. 128.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. The Statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. SFAS No. 130 does not specify a specific format for reporting comprehensive income in financial statements, but requires that the amount representing total comprehensive income be displayed in the financial statements. Under existing accounting standards, other comprehensive income include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires the restatement of financial statements for earlier periods. Its implementation will have no impact on Pacific Century's financial position or results of operations.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of financial information about operating segments in annual financial statements to stockholders, and requires certain selected segment information in interim reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 will have no material impact on Pacific Century's financial statements. SFAS No. 131 will become effective in 1998 and requires comparative information for earlier years.

 Acquisitions

  On July 3, 1997, Pacific Century acquired all of the outstanding common stock of CU Bancorp and its subsidiary, California United Bank (CUB), for a purchase price of $185,421,000, which consisted of $56,092,000 in cash and 2,318,000 shares of Pacific Century common stock. As of December 31, 1997, CUB operated 21 branches in Southern California and had total assets of $797,135,000. The acquisition was accounted for as a purchase, and the resulting goodwill of $100,700,000 is being amortized over 25 years on a straight-line basis.

  In March 1997, Pacific Century Bank, N.A. (PCB), a wholly-owned subsidiary of Pacific Century purchased approximately $251,300,000 in deposits in Arizona from Home Savings of America. As a result of this purchase, PCB now has a combined total of ten branches servicing customers in Phoenix, Tucson and Yuma, Arizona. Pacific Century paid approximately $17,976,000 for the core deposit base, deposit premium intangibles and other items.

  In March 1997, Bank of Hawaii International, Inc. acquired 100% of Indosuez Niugini Bank, Ltd. in Papua New Guinea, for approximately $5.6 million. Indosuez Niugini Bank, Ltd. has been renamed Bank of Hawaii (PNG) Ltd. The acquisition was accounted for as a purchase, resulting in $3,328,000 in goodwill, which is being amortized over 15 years. At December 31, 1997 the Bank of Hawaii (PNG) Ltd. had approximately $80,325,000 in total assets.

  In May 1996, Pacific Century finalized its purchase of majority ownership in Banque de Tahiti (BDT), Bank of Hawaii-Nouvelle Caledonie (BNC), formally known as Banque de Nouvelle Caledonie, and two smaller finance companies for an aggregate cost of $60,500,000. After the acquisitions, Pacific Century's ownership in BDT increased to 92.4% from 38% and in BNC it increased to 91.5% from 21%. These acquisitions were accounted for using the purchase method, and the resulting goodwill of $12,200,000 is being amortized over

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

15 years on a straight line basis. Total assets of both BDT and BNC were $921,721,000 and $981,400,000 at year-end 1997 and 1996, respectively.

  In March 1995, Pacific Century acquired the remaining 20% of the shares of Banque d'Hawaii (Vanuatu), Limited. This residual acquisition, like the original 80% purchase of Banque Indosuez Vanuatu, Limited, in 1993, was accounted for using the purchase method. The goodwill recorded in this transaction was $1,100,000 and is being amortized over 15 years. The combined purchase price totaled $13.8 million. Total assets were $90,600,000, $89,500,000 and $74,200,000 at year-end 1997, 1996 and 1995, respectively.

  In conjunction with these acquisitions, the following table discloses assets acquired and liabilities assumed:

                                                     1997       1996     1995
                                                  ----------  --------  -------
                                                   (IN THOUSANDS OF DOLLARS)
     Assets Acquired............................. $1,239,616  $552,657  $14,127
     Cash and Shares Paid for Capital Stock......   (209,023)  (60,583)  (1,786)
                                                  ----------  --------  -------
     Liabilities Assumed......................... $1,030,593  $492,074  $12,341
                                                  ==========  ========  =======

  In December 1997, Pacific Century entered into a definitive purchase contract to acquire Group Paribas' interest in Banque Paribas Pacifique (located in New Caledonia) and Banque Paribas Polynesie (located in French Polynesia). The purchase, which is expected to close in the second quarter of 1998, is subject to approval by regulators in France and the United States. Upon completion of this transaction at least 85% of the Banque Paribas Pacifique shares and 70% of the Banque Paribas Polynesie shares will be transferred to Bank of Hawaii International, Inc. or its subsidiaries. At December 31, 1997, total assets of Banque Paribas Pacifique and Banque Paribas Polynesie in the aggregate were $291,893,000.

 Advertising Costs

  The nature of Pacific Century's marketing programs generally do not include direct-response advertising. Pacific Century, therefore, recognizes its advertising costs as incurred.

 Credit Card Costs

  Pacific Century issues its own VISA and Mastercard credit cards for which all costs are recognized as period costs. In 1996, Pacific Century entered into certain arrangements with third parties to originate VISA cards in specific target markets. As of year-end 1997 and 1996, the unamortized capitalized origination costs totaled $1,611,000 and $3,740,000, respectively. These costs are being amortized over the anticipated life of the cards, currently five years. As cards are canceled, the unamortized costs are expensed. In 1997, capitalized origination costs totaling $1,606,000 were charged-off due to higher than expected levels of card cancellations.

 Cash and Non-Interest Bearing Deposits

  Cash and non-interest bearing deposits include amounts due from other financial institutions as well as in-transit clearings. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, Pacific Century is required to place reserves with the Federal Reserve Bank based on the amount of deposits held. For 1997, 1996 and 1995, the average amount of these reserve balances was $135,697,000, $131,061,000 and $149,104,000, respectively.

 Earnings Per Share

  Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the dilutive

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES impact of stock options and stock appreciation rights and uses the average share price during the period in determining the number of incremental shares to be added to the weighted average number of common shares outstanding. For the years ended December 31, 1997, 1996 and 1995 there were no adjustments to net income (the numerator) for purposes of computing basic EPS. A reconciliation of the weighted average common shares outstandings for computing diluted EPS follows:

                                                    WEIGHTED AVERAGE SHARES
                                                --------------------------------
                                                   1997       1996       1995
                                                ---------- ---------- ----------
     Denominator for Basic EPS................. 79,794,011 81,595,728 83,325,878
     Dilutive Effect of Stock Options..........  1,152,159    828,796    729,035
                                                ---------- ---------- ----------
     Denominator for Diluted EPS............... 80,946,170 82,424,524 84,054,913
                                                ========== ========== ==========

  On December 12, 1997, a two-for-one stock split in the form of a 100% stock dividend was distributed to shareholders. Prior period average outstanding shares, stock options, and per common share data in the consolidated financial statements have been retroactively adjusted to reflect the stock split.

 Income Taxes

  Pacific Century files a consolidated federal income tax return with the Bank of Hawaii, Bancorp Pacific, Inc., and its other domestic subsidiaries. Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement carrying amounts and the corresponding tax basis of assets and liabilities. Deferred taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted. Deferred tax assets that will result in deductible amounts in future years are recognized if based on management's judgment, it is more likely than not that the deferred tax assets will be realized.

  Pacific Century's tax sharing policy provides for the settlement of income taxes between each relevant subsidiary as if the subsidiary had filed a separate return. Payments are made to Pacific Century by subsidiaries with tax liabilities, and subsidiaries that generate tax benefits receive payments for those benefits as used.

  For lease arrangements, that are accounted for by the financing method, investment tax credits are deferred and amortized over the lives of the respective leases.

 Intangible Assets and Amortization

  The excess of cost over the fair value of tangible assets and liabilities acquired (goodwill) arising from business combinations is being amortized using the straight-line method over various periods not exceeding 25 years. These intangibles are reviewed periodically for other than temporary impairment. The amortization of goodwill is included in other operating expense and totaled $12,668,000, $9,344,000 and $8,405,000 for 1997, 1996 and
1995, respectively. As of December 31, 1997, the accumulated amortization totaled $55,533,000.

  Servicing assets are recognized when mortgage loans are originated and sold or securitized with servicing rights retained. The capitalized cost of servicing assets is amortized over the estimated life of the related loans. The fair value of servicing assets is estimated based on a review of servicing right values of loans with similar characteristics. An impairment analysis is performed on a periodic basis and includes a review of prepayment trends, delinquency and other relevant factors. For purposes of measuring impairment, servicing assets are stratified by product type. Impairment is recognized when the carrying value of the servicing assets for a stratum exceed its fair value.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

 Interest Rate/Foreign Currency Risk Management

  Pacific Century utilizes off-balance sheet derivative financial instruments, primarily as an end-user in connection with its risk management activities and, to a lesser extent, as a service to accommodate the needs of customers. Most of Pacific Century's derivative transactions consist of interest rate swaps and foreign exchange contracts. Other derivative instruments may be employed, from time to time, but in the aggregate, these instruments generally are immaterial.

  Pacific Century utilizes interest rate swaps for purposes other than trading to manage its exposure to interest rate risks. Interest rate swaps are contractual agreements that generally require the exchange of fixed and floating rate payments based on specified financial indices and the underlying notional amount over the life of the agreements.

  The accrual method is used to account for interest rate swaps. Under this method, the differential between interest to be paid and received is accrued and recognized as an adjustment to interest income or expense of the designated asset or liability. The fair value of these agreements is not recorded in the consolidated financial statements. Changes in the fair value of swap contracts are not recognized as long as the hedge correlation continues to exist. If the hedge correlation ceases to exist based on effectiveness tests, any existing gain or loss is amortized over the remaining term of the agreement, and future changes in fair value are accounted for on a mark-to-market basis. If the designated asset or liability matures, or is extinguished, any unrealized gain or loss on the related derivate instrument is recognized immediately.

  A foreign exchange contract is a commitment to exchange foreign currency at a contracted price on a specified date. These derivative instruments are used for purposes other than trading primarily for asset and liability management activities, and changes in the fair value of both the foreign exchange contracts and related assets or liabilities hedged are offset and not included in the financial results.

  Derivative instruments entered into for trading purposes consist of foreign exchange contracts that are used to offset foreign currency positions taken on behalf of customers and for the Company's own account. These derivatives are carried at fair value, and the associated unrealized gains and losses are recognized currently in the statement of income.

 International Operations

  International operations include certain activities located domestically in the International Banking Group, as well as branches and subsidiaries domiciled outside the United States. The operations of Bank of Hawaii and Bancorp Pacific, Inc. located in the West and South Pacific which are denominated in U.S. dollars are classified as domestic. Pacific Century's international operations are primarily located in Japan, South Korea, Singapore, Hong Kong, Taiwan, French Polynesia and New Caledonia.

 Investment Securities

  Pacific Century adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of December 31, 1993. Pursuant to the transition provisions of the FASB's Special Report on SFAS No. 115, Pacific Century transferred, in December 1995, $235,099,000 of investment securities classified as held to maturity to the available for sale category. The unrealized gains and losses relating to these securities were $2,082,000 and $2,491,000, respectively. The primary reason for selecting these securities for reclassification was to further enhance Pacific Century's flexibility in managing its investment portfolio.

  Investment securities held to maturity are those securities, which the Company has the ability and positive intent to hold to maturity. These securities are stated at cost adjusted for amortization of premiums and accretion

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES of discounts. Restricted equity securities represent Federal Home Loan Bank and Federal Reserve Bank shares, recorded at par, which also reflects fair value. In 1997 and 1996, there were no transfers from investment securities held to maturity.

  Investment securities available for sale are recorded at fair value with unrealized gains and losses recorded as an unrealized valuation adjustment in equity, net of taxes. The fair value of mortgage-backed securities is based on quoted prices.

  Trading securities are those securities that are purchased for the Company's trading activities and are expected to be sold in the near term. Securities in the trading portfolio are carried at fair value with unrealized holding gains and losses recognized currently in income. Trading securities were $2,374,000, $1,687,000, and $29,000 as of December 31, 1997, 1996, and 1995, respectively.
During 1997, 1996 and 1995, the net gain from the trading securities portfolio was $1,612,000, $823,000 and $623,000, respectively, and is recognized as a component of investment securities gains/losses in the income statement. Income from trading securities was $60,000, $16,000 and $323,000 for 1997, 1996 and 1995, respectively, and is included as part of other operating income.

  The Company uses the specific identification method to determine the cost of all investment securities sold.

 Loans

  Loans are carried at the principal amount outstanding. Interest income is generally recognized on the accrual basis. Net loan fees are deferred and amortized as an adjustment to yield.

  Pacific Century's policy is to place loans on non-accrual when a loan is over 90 days delinquent, unless collection is reasonably assured based on specific factors such as the type of borrowing agreement and/or collateral. At the time a loan is placed on non-accrual, all accrued but unpaid interest is reversed against current earnings. Subsequent payments received are generally applied to reduce the principal balance.

 Other Real Estate

  Other real estate consists of properties acquired through foreclosure proceedings, acceptance of a deed-in-lieu of foreclosure, abandoned bank premises and loans for which possession of the collateral has been taken. These properties are carried at the lower of cost or fair value based on current appraisals less selling costs. Losses arising at the time of acquiring such property are charged against the reserve for loan losses. Subsequent declines in property value are recognized through charges to operating expense.

 Premises and Equipment

  Premises and equipment are stated at cost less allowances for depreciation and amortization. Depreciation is computed using the straight-line method over lives of two to fifty years for premises and improvements, and three to ten years for equipment.

 Reserve for Loan Losses

  The reserve for loan losses is established through provisions that are charged against income. Loans deemed to be uncollectible are charged against the reserve for loan losses, and subsequent recoveries, if any, are credited to the reserve.

  The reserve for loan losses is maintained at a level believed adequate by management to absorb estimated future losses. Management's periodic evaluation of the adequacy of the reserve is based on Pacific Century's

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES past loan loss experience, known and inherent risks in the portfolio, adverse conditions that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on loans that may be susceptible to significant changes.

  In 1995, Pacific Century adopted SFAS No. 114. Under the standard, a loan is considered impaired when it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impairment is measured based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, loan losses were based on undiscounted cash flows, the fair value of the collateral for collateral dependent loans or other factors specific to the credit. Cash receipts on impaired loans generally are applied to reduce the carrying value of the loan.

  Large groups of smaller balance homogeneous loans, such as residential mortgages and consumer loans are excluded from the scope of SFAS No. 114. Loans in these groups are evaluated collectively for impairment based primarily on the historical loss experience for each portfolio.

 Stock-Based Compensation

  Effective January 1, 1996, Pacific Century adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This standard permits companies to continue to use the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Based Compensation" (APB No. 25). Pacific Century has elected to continue to use the intrinsic value method. The required disclosures under APB No. 25 and SFAS No. 123 for stock-based compensation plans are included in Note L to the Consolidated Financial Statements.

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE B--INVESTMENT SECURITIES

  The following presents the details of the investment securities portfolio:

                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
                                             (IN THOUSANDS OF DOLLARS)
At December 31, 1997
Securities Held to Maturity:
  Restricted Equity Securities..... $   64,254  $     1    $    --   $   64,255
  Debt Securities Issued by the
   U.S. Treasury and Agencies......    396,750      503        (384)    396,869
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................     12,029    1,266         --       13,295
  Debt Securities Issued by Foreign
   Governments.....................     62,102        1        (567)     61,536
  Mortgage-Backed Securities.......    637,997    3,908      (2,119)    639,786
  Other Debt Securities............     41,583      417          (6)     41,994
                                    ----------  -------    --------  ----------
    Total.......................... $1,214,715  $ 6,096    $ (3,076) $1,217,735
                                    ==========  =======    ========  ==========
Securities Available for Sale:
  Equity Securities................ $    3,984  $     6    $   (524) $    3,466
  Debt Securities Issued by the
   U.S. Treasury and Agencies......  1,002,106    3,660      (1,278)  1,004,488
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................     20,629      280          (6)     20,903
  Debt Securities Issued by Foreign
   Governments.....................     21,335      --          --       21,335
  Corporate Debt Securities........     64,874       12         --       64,886
  Mortgage-Backed Securities.......  1,529,201   12,079      (5,088)  1,536,192
  Other Debt Securities............        --       --          --          --
                                    ----------  -------    --------  ----------
    Total.......................... $2,642,129  $16,037    $ (6,896) $2,651,270
                                    ==========  =======    ========  ==========
At December 31, 1996
Securities Held to Maturity:
  Restricted Equity Securities..... $   57,220  $   --     $    --   $   57,220
  Debt Securities Issued by the
   U.S. Treasury and Agencies......    348,116      570      (1,453)    347,233
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................     12,632    1,474         --       14,106
  Debt Securities Issued by Foreign
   Governments.....................     74,685    1,922          (7)     76,600
  Mortgage-Backed Securities.......    766,103    5,035      (5,151)    765,987
  Other Debt Securities............        --       --          --          --
                                    ----------  -------    --------  ----------
    Total.......................... $1,258,756  $ 9,001    $ (6,611) $1,261,146
                                    ==========  =======    ========  ==========
Securities Available for Sale:
  Equity Securities................ $   12,509  $   893    $   (100) $   13,302
  Debt Securities Issued by the
   U.S. Treasury and Agencies......    984,534    5,509      (4,309)    985,734
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................      6,401      177          (3)      6,575
  Corporate Debt Securities........     67,204       18         (12)     67,210
  Mortgage-Backed Securities.......  1,267,238    8,894      (7,284)  1,268,848
  Other Debt Securities............     31,228      --          --       31,228
                                    ----------  -------    --------  ----------
    Total.......................... $2,369,114  $15,491    $(11,708) $2,372,897
                                    ==========  =======    ========  ==========

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
                                             (IN THOUSANDS OF DOLLARS)
At December 31, 1995
Securities Held to Maturity:
  Restricted Equity Securities..... $   52,926  $   --     $   --    $   52,926
  Debt Securities Issued by the
   U.S. Treasury and Agencies......    507,298    1,108       (833)     507,573
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................     33,812    1,808        --        35,620
  Debt Securities Issued by Foreign
   Governments.....................     29,091      325        --        29,416
  Mortgage-Backed Securities.......    540,461    5,122     (1,394)     544,189
  Other Debt Securities............      2,527        1        (24)       2,504
                                    ----------  -------    -------   ----------
    Total.......................... $1,166,115  $ 8,364    $(2,251)  $1,172,228
                                    ==========  =======    =======   ==========
Securities Available for Sale:
  Equity Securities................ $   33,494  $ 1,827    $   --    $   35,321
  Debt Securities Issued by the
   U.S. Treasury and Agencies......    670,980    9,186       (120)     680,046
  Debt Securities Issued by State
   and Municipalities of the United
   States..........................      6,200      208        --         6,408
  Debt Securities Issued by Foreign
   Governments.....................     26,201      --         --        26,201
  Corporate Debt Securities........      2,891       21        (16)       2,896
  Mortgage-Backed Securities.......  1,434,038   12,502     (4,717)   1,441,823
  Other Debt Securities............      1,317       26        --         1,343
                                    ----------  -------    -------   ----------
    Total.......................... $2,175,121  $23,770    $(4,853)  $2,194,038
                                    ==========  =======    =======   ==========

  The following presents an analysis of the contractual maturities of the investment securities portfolio as of December 31, 1997:

                                                          AMORTIZED     FAIR
                                                             COST      VALUE
                                                          ---------- ----------
                                                            (IN THOUSANDS OF
                                                                DOLLARS)
Securities Held to Maturity
  Due in One Year or Less................................ $  372,924 $  372,627
  Due After One Year Through Five Years..................    139,195    140,712
  Due After Five Years Through Ten Years.................        130        130
  Due After Ten Years....................................        215        225
                                                          ---------- ----------
                                                             512,464    513,694
  Mortgage-Backed Securities.............................    637,997    639,786
  Restricted Equity Securities...........................     64,254     64,255
                                                          ---------- ----------
                                                          $1,214,715 $1,217,735
                                                          ========== ==========
Securities Available for Sale
  Due in One Year or Less................................ $  210,350 $  211,478
  Due After One Year Through Five Years..................    726,026    725,838
  Due After Five Years Through Ten Years.................     53,584     53,897
  Due After Ten Years....................................    118,984    120,399
                                                          ---------- ----------
                                                           1,108,944  1,111,612
  Mortgage-Backed Securities.............................  1,529,201  1,536,192
  Equity Securities......................................      3,984      3,466
                                                          ---------- ----------
                                                          $2,642,129 $2,651,270
                                                          ========== ==========

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  Proceeds from sales and maturities of investment securities available for sale during 1997 were $909,975,000. Gross gains of $1,575,000 and gross losses of $82,000 were realized on those sales. Taxes related to these gains and losses were $523,000 in 1997. The cumulative investment valuation reserve was $5,485,000 (net of taxes) as of December 31, 1997.

  Investment securities carried at $3,319,340,000, $3,255,203,000 and $3,170,854,000 were pledged to secure deposits of certain public (governmental) entities, repurchase agreements and swap agreements at December 31, 1997, 1996 and 1995, respectively. The December 31, 1997 amount included investment securities with a carrying value of $2,530,835,000 and a market value of $2,538,282,000 which were pledged solely for repurchase agreements.

NOTE C--LOANS

  Loans consisted of the following at year-end:

                                                   1997       1996       1995
                                                ---------- ---------- ----------
                                                   (IN THOUSANDS OF DOLLARS)
     Domestic Loans
       Commercial and Industrial............... $2,104,318 $1,806,699 $1,902,189
       Real Estate
         Construction--Commercial..............    268,153    212,324    199,552
              --Residential....................     12,869     23,599     33,722
         Mortgage--Commercial..................  1,354,459  1,227,845  1,308,779
             --Residential.....................  2,738,917  2,635,313  2,702,438
       Installment.............................    891,607    849,259    817,337
                                                ---------- ---------- ----------
           Total Domestic Loans................  7,370,323  6,755,039  6,964,017
                                                ---------- ---------- ----------
     Foreign Loans.............................  1,608,667  1,506,447    795,477
                                                ---------- ---------- ----------
           Subtotal............................  8,978,990  8,261,486  7,759,494
                                                ---------- ---------- ----------
     Lease Financing
       Direct..................................    246,212    181,666    124,753
       Leveraged...............................    273,206    256,134    268,159
                                                ---------- ---------- ----------
           Total Lease Financing...............    519,418    437,800    392,912
                                                ---------- ---------- ----------
           Total Loans......................... $9,498,408 $8,699,286 $8,152,406
                                                ========== ========== ==========

  Commercial and mortgage loans totaling $960,882,000 were pledged to secure certain public deposits and Federal Home Loan Bank advances at December 31, 1997.

  Included in the Mortgage-Residential category above were $96,156,000 and $49,567,000 of available for sale loans as of December 31, 1997 and 1996, respectively. These loans were recorded at the lower of cost or market on an aggregate basis.

  Servicing assets are summarized in the following table:

                                                                  1997    1996
                                                                 ------  ------
                                                                 (IN THOUSANDS
                                                                  OF DOLLARS)
     Balance at Beginning of Year............................... $5,258  $1,946
     Originated Mortgage Servicing Rights.......................  1,629   2,926
     Purchased Servicing Rights.................................    889     824
     Amortization...............................................   (959)   (438)
                                                                 ------  ------
       Balance at End of Year................................... $6,817  $5,258
                                                                 ======  ======
       Fair Value............................................... $6,979  $5,195
                                                                 ======  ======

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  As of December 31, 1997 and 1996, Pacific Century's loan servicing portfolio totaled $1,651,838,000 and $1,543,985,000, respectively.

  Pacific Century's lending activities are concentrated in its primary geographic markets of Hawaii, the U.S. Mainland, Asia, and the West and South Pacific.

  Certain directors and executive officers of Pacific Century, its subsidiary companies, companies in which they are principal owners, and trusts in which they are involved, have loans with Pacific Century subsidiaries. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements. Such loans at December 31, 1997, 1996 and 1995 amounted to $21,383,000, $27,593,000 and $37,335,000, respectively. During 1997, the activity in these loans included new borrowings of $21,958,000, repayments of $23,636,000, and other changes of $4,532,000.
Other changes relate to new and retiring directors or companies and trusts in which they are involved.

  Transactions in the reserve for loan losses were as follows:

                                                     1997      1996      1995
                                                   --------  --------  --------
                                                   (IN THOUSANDS OF DOLLARS)
     Balance at Beginning of Year................. $167,795  $151,979  $148,508
     Provision Charged to Operations..............   30,338    22,227    16,967
     Reserves Acquired............................   12,372     6,581       --
     Valuation Adjustments........................   (5,917)       25       611
     Charge-Offs..................................  (55,132)  (44,084)  (27,857)
     Recoveries...................................   24,906    31,067    13,750
                                                   --------  --------  --------
       Net Charge-Offs............................  (30,226)  (13,017)  (14,107)
                                                   --------  --------  --------
       Balance at End of Year..................... $174,362  $167,795  $151,979
                                                   ========  ========  ========

  The following table presents information on impaired loans:

                                                                DECEMBER 31,
                                                               ---------------
                                                                1997    1996
                                                               ------- -------
                                                                (IN THOUSANDS
                                                                 OF DOLLARS)
     Recorded Investment in Impaired Loans Not Requiring an
      Allowance for Credit Losses............................. $ 7,187 $20,918
     Recorded Investment in Impaired Loans Requiring an
      Allowance for Credit Losses.............................  26,490   5,239
                                                               ------- -------
     Recorded Investment in Impaired Loans.................... $33,677 $26,157
                                                               ======= =======
     Reserve for Losses on Impaired Loans..................... $16,586 $ 2,763
     Average Recorded Investment in Impaired Loans............ $12,580 $47,085
                                                               ======= =======

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE D--PREMISES AND EQUIPMENT

  The following is a summary of premises and equipment:

                                                         ACCUMULATED
                                                         DEPRECIATION   NET BOOK
                                                COST   AND AMORTIZATION  VALUE
                                              -------- ---------------- --------
                                                  (IN THOUSANDS OF DOLLARS)
     December 31, 1997
       Premises.............................. $304,881    $(103,008)    $201,873
       Capital Leases........................    4,464         (893)       3,571
       Equipment.............................  215,909     (132,995)      82,914
                                              --------    ---------     --------
                                              $525,254    $(236,896)    $288,358
                                              ========    =========     ========
     December 31, 1996
       Premises.............................. $294,664    $ (96,090)    $198,574
       Capital Leases........................    4,464         (714)       3,750
       Equipment.............................  177,800     (107,002)      70,798
                                              --------    ---------     --------
                                              $476,928    $(203,806)    $273,122
                                              ========    =========     ========
     December 31, 1995
       Premises.............................. $267,724    $ (76,543)    $191,181
       Capital Leases........................    4,464         (536)       3,928
       Equipment.............................  136,965      (85,559)      51,406
                                              --------    ---------     --------
                                              $409,153    $(162,638)    $246,515
                                              ========    =========     ========

  Depreciation and amortization (including capital lease amortization) included in non-interest expense were $33,641,000, $29,612,000 and $24,760,000 in 1997, 1996 and 1995, respectively.

  Pacific Century leases certain branch premises and data processing equipment. Most of the premise leases provide for a base rent over a specified period with renewal options thereafter. Portions of certain properties are subleased for periods expiring in various years through 2000. Lease terms generally provide for the lessee to pay taxes, maintenance and other operating costs.

  Future minimum payments, by year and in the aggregate, for noncancelable operating leases with initial or remaining terms of one year or more and capital leases consisted of the following at December 31, 1997:

                                                               CAPITAL OPERATING
                                                               LEASES   LEASES
                                                               ------- ---------
                                                               (IN THOUSANDS OF
                                                                   DOLLARS)
     1998..................................................... $     7 $ 15,048
     1999.....................................................       7   14,036
     2000.....................................................       7   12,478
     2001.....................................................       7   11,062
     2002.....................................................       7    9,330
     Thereafter...............................................  34,924  107,648
                                                               ------- --------
     Total Minimum Lease Payments............................. $34,959 $169,602
     Amounts Representing Interest............................  28,660      --
                                                               ------- --------
     Present Value of Net Minimum Lease Payments.............. $ 6,299 $    --
                                                               ======= ========

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  Minimum future rentals receivable under subleases for noncancelable operating leases at December 31, 1997, amounted to $3,298,000.

  Rental expense for all operating leases consisted of:

                                                       1997     1996     1995
                                                      -------  -------  -------
                                                         (IN THOUSANDS OF
                                                             DOLLARS)
     Minimum Rentals................................. $23,088  $20,164  $21,573
     Sublease Rental Income..........................    (544)    (657)    (606)
                                                      -------  -------  -------
                                                      $22,544  $19,507  $20,967
                                                      =======  =======  =======

NOTE E--DEPOSITS

  Interest on deposit liabilities in 1997, 1996 and 1995 consisted of the following:

                                                       1997     1996     1995
                                                     -------- -------- --------
                                                     (IN THOUSANDS OF DOLLARS)
     Domestic Interest-Bearing Demand Accounts...... $ 52,912 $ 47,167 $ 50,913
     Domestic Savings Accounts......................   21,444   23,713   30,558
     Domestic Time Accounts.........................  156,988  133,493   98,528
     Foreign Deposits...............................   92,163   84,343   59,538
                                                     -------- -------- --------
                                                     $323,507 $288,716 $239,537
                                                     ======== ======== ========

  Time deposits with balances of $100,000 or more were $2,705,197,000 in 1997. Of this amount, $112,510,000 represents deposits of public (governmental) entities which require collaterization by acceptable securities. The majority of deposits in the foreign category are time deposits in denominations of $100,000 or more.

  Maturities of time deposits of $100,000 or more at December 31, 1997, are summarized as follows:

                                                           DOMESTIC   FOREIGN
                                                          ---------- ----------
                                                            (IN THOUSANDS OF
                                                                DOLLARS)
     Under 3 Months...................................... $  520,866 $1,090,047
     3 to 6 Months.......................................    187,854    416,786
     7 to 12 Months......................................    223,011     64,759
     Greater than 1 to 2 Years...........................     70,273     18,204
     Greater than 2 to 3 Years...........................     22,012      2,083
     Greater than 3 to 4 Years...........................      8,132      1,437
     Greater than 4 to 5 Years...........................      5,412        --
     Greater than 5 Years................................     13,266     61,055
                                                          ---------- ----------
                                                          $1,050,826 $1,654,371
                                                          ========== ==========

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE F--SHORT-TERM BORROWINGS

  Details of short-term borrowings for 1997, 1996 and 1995 were as follows:

                                               SECURITIES
                                               SOLD UNDER     OTHER
                                     FUNDS     AGREEMENTS   COMMERCIAL SHORT-TERM
                                   PURCHASED  TO REPURCHASE   PAPER    BORROWINGS
                                   ---------  ------------- ---------- ----------
                                             (IN THOUSANDS OF DOLLARS)
   1997
     Amounts Outstanding December
      31.........................  $710,472    $2,279,124    $104,916   $107,631
     Average Amount Outstanding
      During Year................   422,217     2,108,746      92,311    233,050
     Maximum Amount Outstanding
      at Any Month End...........   710,472     2,309,775     121,909    399,152
     Weighted Average Interest
      Rate During Year (1).......      5.64%         5.48%       5.19%      5.31%
     Weighted Average Interest
      Rate on Balance Outstanding
      at End of Year.............      5.88%         5.47%       5.13%      4.30%
   1996
     Amounts Outstanding December
      31.........................  $599,994    $2,075,571    $ 69,727   $223,530
     Average Amount Outstanding
      During Year................   533,647     1,857,286      83,181    335,509
     Maximum Amount Outstanding
      at Any Month End...........   643,988     2,075,571     114,446    477,697
     Weighted Average Interest
      Rate During Year (1).......      5.44%         5.39%       5.03%      5.04%
     Weighted Average Interest
      Rate on Balance Outstanding
      at End of Year.............      5.77%         5.38%       4.95%      4.91%
   1995
     Amounts Outstanding December
      31.........................  $787,437    $1,926,540    $ 73,509   $403,358
     Average Amount Outstanding
      During Year................   532,787     2,120,220      69,002    433,046
     Maximum Amount Outstanding
      at Any Month End...........   787,437     2,263,425      85,600    601,990
     Weighted Average Interest
      Rate During Year (1).......      6.04%         5.76%       5.08%      3.78%
     Weighted Average Interest
      Rate on Balance Outstanding
      at End of Year.............      5.57%         5.57%       5.18%      4.99%

--------
(1) Average rates for the year are computed by dividing actual interest expense on borrowings by average daily borrowings.

  Funds purchased generally mature on the day following the date of purchase. Commercial paper is issued by the parent corporation in various denominations generally maturing 90 days or less from date of issuance.

  Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the Consolidated Statements of Condition. The securities underlying the agreements to repurchase continue to be reflected as an asset of Pacific Century and are delivered to and held in collateral accounts with third party trustees. At December 31, 1997, the weighted average contractual maturity of these agreements was 103 days and consists of transactions with public

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

(governmental) entities, primarily the State of Hawaii ($1.5 billion) and local municipalities ($0.8 billion). A schedule of maturities of repurchase agreements is as follows:

                                                                   DECEMBER 31,
                                                                       1997
                                                                   -------------
                                                                   (IN THOUSANDS
                                                                    OF DOLLARS)
     Overnight....................................................  $      --
     Less than 30 days............................................     576,996
     30 to 90 days................................................     849,484
     Over 90 days.................................................     852,644
                                                                    ----------
                                                                    $2,279,124
                                                                    ==========

  A line of credit totaling $35,000,000 is maintained to back up commercial paper issued by Pacific Century. At December 31, 1997 there was no amount drawn on this line. Fees related to line were $34,000 in 1997.

  At December 31, 1997, other short-term borrowings consisted mainly of Foreign Call Deposits and Treasury Tax and Loan balances. Foreign Call Deposits generally mature in 90 days and bear interest rates that are reflective of rates on borrowings with similar maturities. Treasury Tax and Loan balances represent tax payments collected on behalf of the U.S. government that are callable at any time and bear market interest rates. A 5.63% Bank note totaling $150 million at December 31, 1996 matured in November 1997. A Federal Home Loan Bank advance totaling $15.0 million bears an interest rate of 5.65% and matures on December 4, 1998.

NOTE G--LONG-TERM DEBT

  Amounts outstanding as of year-end were as follows:

                                                     1997     1996      1995
                                                   -------- -------- ----------
                                                    (IN THOUSANDS OF DOLLARS)
     Notes........................................ $150,000 $259,956 $  709,747
     Federal Home Loan Bank Advances..............  288,045  398,045    229,545
     Subordinated Notes...........................  118,755  118,707    118,657
     8.25% Capital Securities.....................  100,000  100,000        --
     Foreign Debt.................................   42,690   49,556        --
     Capitalized Lease Obligations................    6,299    5,879      5,487
                                                   -------- -------- ----------
                                                   $705,789 $932,143 $1,063,436
                                                   ======== ======== ==========

  In December 1996, Pacific Century completed a $100 million offering of 8.25% Capital Securities (the "Securities"). The offering was issued by Bancorp Hawaii Capital Trust I, a grantor trust wholly-owned by Pacific Century. The Securities bear a cumulative fixed interest rate of 8.25% and mature on December 15, 2026. Interest payments are semi-annual. In addition, Pacific Century has entered into an expense agreement with the trust obligating Pacific Century to pay any costs, expenses or liabilities of the trust, other than obligations of the trust to pay amounts due pursuant to the terms of the Securities. The sole assets of the trust are Junior Subordinated Debt Securities (the "Debt") issued by Pacific Century to the trust. The Debt is redeemable prior to the stated maturity at Pacific Century's option. The Securities are subject to mandatory redemption upon repayment of the related Debt at their stated maturity dates or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by Pacific Century upon concurrent repayment of the related Debt. Pacific Century has issued guarantees for the payment of distributions and payments on liquidation or redemption of the Securities, but only to the

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES extent of funds held by the trust. The guarantees are junior subordinated obligations of Pacific Century. Distributions to Securities holders may be deferred for up to five consecutive years. During any such deferred period Pacific Century's ability to pay dividends on its common shares will be restricted. The Federal Reserve has announced that certain cumulative preferred securities, having the characteristics of the Securities, qualify as minority interest, which is included in Tier 1 capital for bank holding companies.

  In 1996, Bank of Hawaii borrowed the equivalent of $50 million USD in French Francs through a private placement. This debt has a fixed interest rate of 5.16% and matures in 1999.

  In 1995, Bank of Hawaii incorporated its existing medium term note program into a $1 billion revolving note program. Under the terms of this program the Bank may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. At December 31, 1997, there was a total of $24,991,000 outstanding under this program, all of which was classified as short-term.

  Privately placed notes issued by Pacific Century totaled $150 million at December 31, 1997. Notes totaling $90 million were issued in 1997. These notes carry seven year terms and bear floating interest rates which are tied to the three-month LIBOR rate. Notes totaling $60 million were issued in 1995. These notes carry three year terms, and bear interest rates from 6.08% to 6.48%.

  Federal Home Loan Bank (FHLB) advances bear interest at rates from 5.240% to 7.996% and mature from 1998 through 2004. At December 31, 1997, loans totaling $345,654,000 were pledged to secure these advances along with all FHLB stock.

  The subordinated notes issued by Bank of Hawaii in 1993, bear a fixed interest rate of 6.875%. These notes mature in 2003.

  Capitalized lease obligations are for certain condominium units in the Financial Plaza of the Pacific. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $7,000 per year until 2002; $605,000 per year from 2003 to 2007 and $665,000 per year from 2008 to 2012 and are negotiable thereafter.

  Long-term debt maturities for the five years succeeding December 31, 1997, are $188,000,000 in 1998, $128,190,000 in 1999, $38,875,000 in 2000,
$21,000,000 in 2001 and $12,670,000 in 2002.

  Interest paid on long-term debt in 1997 totaled $57,144,000.

NOTE H--SHAREHOLDERS' EQUITY

  Certain of Pacific Century's consolidated subsidiaries (including Bank of Hawaii, Bancorp Pacific, Inc., and Pacific Century Bank, N.A., and California United Bank) are subject to regulatory restrictions that limit cash dividends and loans to Pacific Century. As of December 31, 1997, approximately $380,166,000 of undistributed earnings of Pacific Century's consolidated subsidiaries were available for distribution to Pacific Century without prior regulatory approval.

  Pacific Century is required to maintain minimum levels of capital to meet regulatory guidelines. For evaluating capital adequacy, the regulators require Pacific Century to maintain three capital ratios at specific minimum levels. Tier 1 Capital (common equity reduced by certain intangibles and increased for qualifying preferred shares and minority interests) expressed as a percentage of average risk weighted assets is the Tier 1 Capital Ratio. Total Capital (Tier 1 capital plus qualifying portions of the reserve for loan losses) expressed as a percentage of average risk weighted assets is the Total Capital Ratio. The third ratio is the Leverage Ratio which is Tier 1 Capital divided by average assets. The table below presents the minimum Capital levels that an

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES institution must maintain to qualify as "well capitalized" as it applies to Pacific Century and its subsidiaries Bank of Hawaii, Bancorp Pacific, Inc., Pacific Century Bank, N.A. and California United Bank.

  The Federal Deposit Insurance Corporation Improvements Act of 1991 (FDICIA) requires the federal banking regulators to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements and imposes certain restrictions upon banks which meet minimum capital requirements but are not "well capitalized" for purposes of FDICIA. Undercapitalized institutions are subject to regulatory monitoring and may be required to divest themselves of or liquidate subsidiaries. Critically undercapitalized institutions are prohibited from making payments of principal and interest on subordinated debt and are generally subject to the mandatory appointment of a conservator or receiver.

  Pacific Century, Bank of Hawaii, Bancorp Pacific, Inc., Pacific Century Bank, N.A. and California United Bank have all been notified by their respective regulators of their status as "well capitalized." The table below sets forth regulatory capital for Pacific Century and its depository subsidiaries at December 31, 1997 and 1996:

                                    PACIFIC CENTURY  BANK OF      BANCORP    PACIFIC CENTURY CALIFORNIA
                            MINIMUM FINANCIAL CORP.  HAWAII    PACIFIC, INC.   BANK, N.A.    UNITED BANK
                            ------- --------------- ---------  ------------- --------------- -----------
                                                     (IN THOUSANDS OF DOLLARS)
   At December 31, 1997
   Common Equity...........           $1,117,207    $ 872,402    $129,261        $53,753       $86,871
   Tier 1 Capital..........            1,036,558      818,136     129,219         36,435        86,645
   Total Capital...........            1,292,619    1,055,129     137,826         41,226        93,837
   Tier 1 Capital Ratio....     6%          9.34%        8.54%       9.57%          9.60%        14.94%
   Total Capital Ratio.....    10%         11.65%       11.01%      18.02%         10.86%        16.18%
   Leverage Ratio..........     5%          7.21%        6.63%       9.57%          7.18%        10.99%
   At December 31, 1996
   Common Equity...........           $1,066,122    $ 865,761    $123,560        $14,120       $    --
   Tier 1 Capital..........            1,104,304      815,983     123,512         14,120            --
   Total Capital...........            1,354,120    1,054,089     132,297         15,864            --
   Tier 1 Capital Ratio....     6%         10.57%        8.57%       9.08%         10.64%
   Total Capital Ratio.....    10%         12.96%       11.07%      16.96%         11.95%
   Leverage Ratio..........     5%          7.98%        6.63%       9.08%          7.28%

  The following is a breakdown of the unrealized valuation adjustment component of shareholders' equity as of December 31:

                                                       1997     1996     1995
                                                     --------  -------  -------
                                                         (IN THOUSANDS OF
                                                             DOLLARS)
       Foreign Currency Translation Adjustment...... $(30,251) $(5,974) $ 2,536
       Investment Securities........................    5,485    2,252   11,366
                                                     --------  -------  -------
       Unrealized Valuation Adjustments............. $(24,766) $(3,722) $13,902
                                                     ========  =======  =======

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE I--INTERNATIONAL OPERATIONS

  The following table provides selected financial data for Pacific Century's international operations for the years ended:

                                                   1997       1996       1995
                                                ---------- ---------- ----------
                                                   (IN THOUSANDS OF DOLLARS)
     International
       Average Assets.......................... $3,005,084 $2,752,642 $1,724,347
       Average Loans...........................  1,540,294  1,253,695    745,948
       Average Deposits........................  2,074,103  1,672,734    994,102
       Operating Revenue.......................    215,876    192,084    107,884
       Income Before Taxes.....................     20,870     17,347      9,353
       Net Income..............................     10,243      8,082      4,805

  Average assets include short-term interest-bearing deposits with foreign branches of U.S. banks and large international banks. On average, these deposits were $704,366,000, $584,622,000 and $648,473,000 during 1997, 1996 and 1995, respectively.

  To measure international profitability, Pacific Century maintains an internal transfer pricing system that makes certain income and expense allocations, including interest expense for the use of domestic funds. Interest rates used in determining charges on advances of funds are based on prevailing deposit rates. Overhead is allocated based on services rendered by administrative units to profit centers.

  By the end of 1997, an economic crisis that first began in Thailand had spread throughout much of Asia. Many countries in the region experienced significant devaluation of their currency, as well as higher interest rates and a general tightening of credit. The tighter credit environment escalated to a liquidity crisis that required the intervention of the International Monetary Fund in South Korea, Thailand and Indonesia. At December 31, 1997, Pacific Century's cross-border exposure to South Korea, Thailand, and Indonesia were $413.2 million, $74.4 million and $21.1 million, respectively. Given the inherent uncertainties and complexities related to the troubled economies in Asia, it is possible that the Company's estimate of the impact of these uncertainties on its operations may change.

NOTE J--CONTINGENT LIABILITIES

  Pacific Century is a defendant in various legal proceedings and, in addition, there are various other contingent liabilities arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the disposition of these proceedings and contingent liabilities will have a material effect upon the consolidated financial statements.

NOTE K--PROFIT-SHARING, RETIREMENT AND POSTRETIREMENT BENEFITS PLANS

  A deferred-compensation profit-sharing plan (Profit Sharing Plan) is provided for the benefit of all employees of Pacific Century and its subsidiaries who have met the Profit Sharing Plan's eligibility requirements. The Profit Sharing Plan provides for annual contributions based on a schedule of performance levels. The schedule establishes the percentage of adjusted net income to be contributed based on Pacific Century's adjusted return on equity. Participants in the Profit Sharing Plan receive up to 50% of their annual allocation in cash. The remaining amounts are deferred and may be invested in various mutual funds, including a fund that invests solely in the common shares of Pacific Century Financial Corporation. Pacific Century's contributions to the Profit Sharing Plan totaled $9,723,000 in 1997, $9,098,000 in 1996 and $7,629,000 in 1995.

  Effective January 1, 1996, the Profit Sharing Plan was enhanced with a company match of $1.25 for each $1.00 in 401(k) contributions made by qualified employees up to a maximum of 2% of the employee's

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES compensation. For 1997 and 1996, matching contributions under this plan totaled $2,882,000 and $2,671,000, respectively.

  In 1995, Pacific Century froze its non-contributory, qualified defined-benefit retirement plan (Retirement Plan) and excess retirement plan (Excess
Plan) which covered salaried employees of Pacific Century and participating subsidiaries who met certain eligibility requirements. Benefits were based on years of service and an average of the five highest years of annual compensation. In freezing this Plan, all participants became fully vested and final benefits were determined as of December 31, 1995. In conjunction with the termination of the Retirement Plan, qualifying employees who were at least 50 years of age and had 9 years or more of eligible service were offered an early retirement option. The option provided for an extra 5 years of service and 5 years of age for benefit calculation purposes. In addition, the option also provided employees with $250 per month until age 65 to defray medical benefit costs. The early retirement option was elected by 340 employees, almost 75% of those eligible. The curtailment gain in 1995 for the Retirement Plan was $2,971,000 and the curtailment loss for the Excess Retirement Plan was $2,811,000. Additionally, qualifying employees whose combined age and years of service exceeded 60 as of December 31, 1995, were provided a transition benefit that allows for an increase for salary changes until the year 2000. Pacific Century's funding policy is to contribute annually an amount that falls within the minimum and maximum range deductible for income tax purposes. Retirement Plan assets are managed by investment advisors in accordance with investment policies established by the Retirement Plan Trustees. Investments generally consist of marketable securities including stocks, bonds and money market funds.

  The Excess Plan is a non-qualified excess benefit plan which covers all employees of Pacific Century and participating subsidiaries who have met eligibility requirements. The unfunded Excess Plan recognizes the liability to participants for amounts exceeding the limits allowed under the Retirement Plan.

  The following table sets forth information regarding both the Retirement Plan and Excess Plan at December 31.

                                                    1997      1996      1995
                                                  --------  --------  --------
                                                  (IN THOUSANDS OF DOLLARS)
     Actuarial Present Value of Benefit
      Obligations:
       Vested Benefit Obligation................. $ 76,599  $ 71,406  $ 71,159
                                                  ========  ========  ========
       Accumulated Benefit Obligation............ $ 79,314  $ 74,550  $ 75,725
                                                  ========  ========  ========
     Projected Benefit Obligation................ $ 84,243  $ 81,479  $ 82,443
     Plan Assets (Primarily Marketable
      Securities) at Fair Value..................   80,201    71,271    63,519
                                                  --------  --------  --------
     Projected Benefit Obligation in Excess of
      Plan Assets................................   (4,042)  (10,208)  (18,924)
     Unrecognized Net (Gain)/Loss................  (10,459)   (6,150)     (836)
     Unrecognized Net Asset at December 31.......     (633)     (951)   (1,501)
                                                  --------  --------  --------
     Accrued Pension Liability Recognized in the
      Statement of Condition..................... $(15,134) $(17,309) $(21,261)
                                                  ========  ========  ========

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  Net pension costs included the following components:

                                                     1997     1996     1995
                                                   --------  -------  -------
                                                       (IN THOUSANDS OF
                                                           DOLLARS)
     Service Cost--Benefits Earned During the
      Period...................................... $    --   $   --   $ 6,881
     Interest Cost on Projected Benefit
      Obligation..................................    6,065    6,046    8,000
     Actual Return on Assets......................  (13,502)  (7,187)  (6,122)
     Net Amortization and Deferral................    7,067    1,422      111
                                                   --------  -------  -------
     Net Periodic Pension Cost.................... $   (370) $   281  $ 8,870
                                                   ========  =======  =======

  Assumptions used in determining net pension cost were as follows:

                                         DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                             1997         1996         1995
                                         ------------ ------------ ------------
     Weighted-Average Discount Rates....     7.50%        7.75%        7.50%
     Rates of Increase in Compensation
      Levels............................     5.00%        5.00%        5.00%
     Expected Long-Term Rate of Return
      on Assets.........................     9.00%        9.00%        8.50%
                                             ====         ====         ====

  As of January 1, 1996, Pacific Century established a new defined-contribution money purchase plan under which it contributes 4% of compensation to employees meeting certain eligibility and vesting requirements. The money purchase plan has a one year eligibility requirement and a five year vesting period. Employees meeting these requirements as of January 1, 1996, immediately became participants. For 1997 and 1996, Pacific Century contributed $4,943,000 and $4,839,000, respectively, to the money purchase plan.

  Pacific Century's postretirement benefit plan provides retirees with group life, dental and medical insurance coverage. The cost of providing postretirement benefits are "shared costs" where both the employer and employees pay a portion of the premium. Most employees of Pacific Century and its subsidiaries who have met the eligibility requirements are covered by this Plan. Pacific Century recognizes the transition obligation over 20 years. Pacific Century has no segregated assets to provide postretirement benefits.

  The curtailment of the Retirement Plan and Excess Plan in 1995 also affected the postretirement benefit plan. A curtailment loss of $772,000 was recorded to reflect this change.

  The following schedule presents information regarding the postretirement liability and cost as of December 31, 1997, 1996 and 1995.

                                                    1997      1996      1995
                                                  --------  --------  --------
                                                  (IN THOUSANDS OF DOLLARS)
     Accumulated Postretirement Benefit
      Obligation
       Retirees.................................. $(14,652) $(15,163) $(14,515)
       Other Fully Eligible Plan Participants....   (4,452)   (3,228)   (3,054)
       Other Active Plan Participants............   (8,643)   (8,457)  (11,095)
                                                  --------  --------  --------
     Accumulated Postretirement Benefit
      Obligation.................................  (27,747)  (26,848)  (28,664)
     Unrecognized Transition Obligation Being
      Amortized Over 20 Years....................   10,446    11,142    11,838
     Unrecognized Net Gain/(Loss)................   (5,302)   (4,494)     (459)
                                                  --------  --------  --------
     Accrued Postretirement Benefit Liability.... $(22,603) $(20,200) $(17,285)
                                                  ========  ========  ========

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  The Net Periodic Postretirement Benefit Cost was:

                                                           1997    1996   1995
                                                          ------  ------ ------
                                                            (IN THOUSANDS OF
                                                                DOLLARS)
     Service Cost........................................ $1,002  $1,262 $1,046
     Interest Cost.......................................  1,894   2,057  1,912
     Amortization of Transition Obligation...............    696     696    647
     Other Amortization and Deferral.....................   (189)    --     --
                                                          ------  ------ ------
     Net Periodic Postretirement Benefit Cost............ $3,403  $4,015 $3,605
                                                          ======  ====== ======

  The following table presents the assumptions utilized to determine the expense and liability:

                                                              1997  1996  1995
                                                              ----  ----  -----
     Health Care Cost Trend Rate............................. 9.00% 9.00% 15.00%
     Dental Care Cost Trend Rate............................. 7.00% 7.00%  7.50%
     Weighted Average Discount Rate.......................... 7.50% 7.75%  7.50%
     Rate of Increase in Compensation Level.................. 5.00% 5.00%  5.00%

  The health care cost trend rate was revised in 1996 to 9% per year until the year 1999 and leveling to 7% thereafter. A one percent increase in this assumption (with all other assumptions remaining constant) would increase the service and interest cost components of the net periodic postretirement cost for 1997 from $2,896,000 to $3,266,000. Additionally, a one percent increase in health care costs would cause the accumulated postretirement benefit obligation to rise from $27,747,000 to $30,457,000 at December 31, 1997.

NOTE L--STOCK OPTION PLANS

  The Pacific Century Stock Option Plans (the Plans) are administered by the Compensation Committee which is composed entirely of non-employee directors. The Plans provide participants with the option to purchase shares of common stock at a specified exercise price beginning one year after the date the option was granted and expiring 10 years thereafter. The exercise price is equal to the fair market value of the shares on the date the option was granted. The Plans also provide certain participants with stock options in tandem with stock appreciation rights (SAR). A SAR entitles an optionee, in lieu of exercising the stock option, to receive cash equal to the excess of the market value of the shares as of the exercise date over the option price. The Compensation Committee has limited the exercise of SARs to $1 million per year, allocated among the participants. The expense for the SARs recognized in the income statement was $1,000,000 in 1997 and 1996.

  In 1996, a Director Stock Option Plan was established that permits the Company to grant options for restricted common shares to directors and requires retention of such shares exercised throughout the service period as a director. The plan automatically grants annually an option for 1,000 shares to each Pacific Century director who is also a director of Bank of Hawaii and an option for 500 shares to directors who are only directors of Pacific Century or Bank of Hawaii. The exercise price is based on the closing market price of the shares on the date that the option was granted. Each option expires on the tenth anniversary date of its grant and is generally not transferable. If an optionee ceases to serve as a director for any reason other than death, the option immediately terminates and any restricted shares that were previously acquired are subject to redemption at a price equal to the market value of the shares at the time of grant. The 42,000 options outstanding under this plan are included in the table below.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  The following information relates to options outstanding as of December 31, 1997:

                                       OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                --------------------------------- --------------------
                                                       WEIGHTED
                                            WEIGHTED   AVERAGE                WEIGHTED
                                 NUMBER OF  AVERAGE   REMAINING    NUMBER OF  AVERAGE
                                  SHARES    EXERCISE CONTRACTUAL    SHARES    EXERCISE
     RANGE OF EXERCISE PRICES   OUTSTANDING  PRICE       LIFE     EXERCISABLE  PRICE
     ------------------------   ----------- -------- ------------ ----------- --------
     $ 6.04--$14.08..........    1,194,134   $12.15   57.6 months  1,194,134   $12.15
      14.25-- 18.38..........    1,224,616    16.84   79.2 months  1,224,616    16.84
      20.88-- 23.94..........      988,000    21.44  108.0 months    890,000    21.16
      25.22-- 26.06..........      690,300    26.00  118.8 months        --       --
                                 ---------   ------  ------------  ---------   ------
       Total.................    4,097,050   $18.13   86.4 months  3,308,750   $16.31

  The following table presents the activity of Stock Option Plans for the years indicated:

                                    1997                           1996                        1995
                         ------------------------------ --------------------------- ---------------------------
                                       WEIGHTED AVERAGE            WEIGHTED AVERAGE            WEIGHTED AVERAGE
                          SHARES        EXERCISE PRICE   SHARES     EXERCISE PRICE   SHARES     EXERCISE PRICE
                         ---------     ---------------- ---------  ---------------- ---------  ----------------
Outstanding at
 January 1.............. 3,917,790          $15.83      3,644,906       $13.73      3,684,078       $11.77
 Granted................   811,300           25.61        921,000        21.07      1,132,000        17.06
 Exercised..............  (575,492)(1)       13.10       (529,558)       11.09       (895,752)       10.37
 Forfeited..............   (25,000)          21.13       (117,634)       12.52       (275,420)        9.96
 Expired................   (31,548)          13.96           (924)        6.57            --           --
                         ---------          ------      ---------       ------      ---------       ------
Outstanding at December
 31..................... 4,097,050          $18.13      3,917,790       $15.83      3,644,906       $13.73
                         =========          ======      =========       ======      =========       ======
Options Exercisable at
 December 31............ 3,308,750                      2,996,790                   2,557,906
Shares Available for
 Future Grants.......... 1,233,994                      1,988,746                   2,792,112

--------
(1) The price per share of options exercised during 1997 ranged between $6.04 and $21.13 on an actual exercise price basis.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  The following table presents the pro-forma disclosures of the impact that the 1997 and 1996 option grants would have had on net income and earnings per share had the grants been measured using the fair value of accounting prescribed by SFAS No. 123:

                                                1997      1996      1995
                                              --------  --------  --------
                                               (IN THOUSANDS EXCEPT PER
                                                SHARE AND OPTION DATA)
     Pro Forma
     Net Income (1).......................... $135,805  $130,605  $120,902
     Basic Earnings Per Share................ $   1.70  $   1.60  $   1.45
     Diluted Earnings Per Share.............. $   1.68  $   1.58  $   1.44
     Weighted Average Fair Value of Options
      Granted During the Year (1)............ $   6.13  $   5.85  $   4.68
     Assumptions
       Average Risk Free Interest Rate.......     5.85%     6.47%     6.51%
       Average Expected Volatility...........    17.08%    17.73%    17.90%
       Expected Dividend Yield...............     3.13%     2.75%     2.75%
       Expected Life......................... 10 years  10 years  10 years

--------
(1) The Black-Scholes option pricing model was used to develop the fair values of the grants.

NOTE M--OTHER OPERATING EXPENSE

  Other operating expense at year-end was as follows:

                                                       1997     1996     1995
                                                     -------- -------- --------
                                                     (IN THOUSANDS OF DOLLARS)
     FDIC Insurance................................. $  1,530 $  6,781 $  7,632
     Legal and Other Professional Fees..............   23,362   17,642   15,623
     Advertising....................................   10,612   11,407   11,144
     Stationery and Supplies........................   10,701   10,678    9,247
     Other..........................................  116,113   91,851   60,798
                                                     -------- -------- --------
         Total...................................... $162,318 $138,359 $104,444
                                                     ======== ======== ========

NOTE N--INCOME TAXES

  The significant components of the provision for income taxes are as follows:

                                                        1997     1996    1995
                                                       -------  ------- -------
                                                          (IN THOUSANDS OF
                                                              DOLLARS)
     Current:
       Federal........................................ $51,588  $45,641 $49,145
       State..........................................  11,570   10,003   8,634
       Foreign........................................  15,254   12,082   6,073
                                                       -------  ------- -------
                                                       $78,412  $67,726 $63,852
                                                       =======  ======= =======
     Deferred:
       Federal........................................ $ 1,493  $ 1,711 $ 7,273
       State..........................................    (480)     712     651
       Foreign........................................    (913)     --      --
                                                       -------  ------- -------
                                                       $   100  $ 2,423 $ 7,924
                                                       =======  ======= =======
     Provision for Income Taxes....................... $78,512  $70,149 $71,776
                                                       =======  ======= =======

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  The current income tax provision includes taxes on gains and losses on the sale of securities of $1,107,000, $471,000 and $912,000 for 1997, 1996 and
1995, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997, 1996 and 1995 reclassified based on the tax returns as filed, are as follows:

                                                    1997      1996      1995
                                                  --------  --------  --------
                                                  (IN THOUSANDS OF DOLLARS)
     Deferred Tax Liabilities:
       Lease Transactions........................ $187,822  $182,018  $181,612
       Deferred Investment Tax Credits...........    5,620     6,003     6,851
       Accelerated Depreciation..................      831     1,406     1,445
       Core Deposit Intangible...................    8,076     9,141    10,206
                                                  --------  --------  --------
         Total Deferred Tax Liabilities..........  202,349   198,568   200,114
                                                  --------  --------  --------
     Deferred Tax Assets:
       Reserve for Loan Losses...................   57,110    55,778    54,426
       Accrued Pension Cost......................    3,541     3,969     4,507
       Net Operating Loss Carry Forwards.........      --        385     1,299
       Securities Valuation Reserve..............   (3,761)   (1,440)   (7,470)
       Post Retirement Benefits..................    8,741     7,277     6,343
       Other--Net................................   (4,673)   (9,541)   (4,763)
                                                  --------  --------  --------
         Total Deferred Tax Assets...............   60,958    56,428    54,342
       Valuation Allowance for Deferred Tax
        Assets...................................      --       (385)   (1,299)
                                                  --------  --------  --------
         Net Deferred Tax Assets.................   60,958    56,043    53,043
                                                  --------  --------  --------
     Net Deferred Tax Liabilities................ $141,391  $142,525  $147,071
                                                  ========  ========  ========

  For financial statement purposes, Pacific Century had deferred investment tax credits for property purchased for lease to customers of $5,620,000, $6,003,000 and $6,851,000 at December 31, 1997, 1996 and 1995, respectively.
In 1997, 1996 and 1995, investment tax credits included in the computation of the provision for income taxes were $383,000, $848,000 and $467,000, respectively.

  The following analysis reconciles the Federal statutory income tax rate to the effective consolidated income tax rate:

                                                               1997  1996  1995
                                                               ----  ----  ----
     Statutory Federal Income Tax Rate.......................  35.0% 35.0% 35.0%
     Increase (Decrease) in Tax Rate Resulting From:
       State Taxes, Net of Federal Income Tax and Foreign Tax
        Adjustments..........................................   3.3   3.4   3.1
       Tax-Exempt Interest Income............................  (0.2) (0.3) (0.4)
       Low Income Housing and Investment Tax Credit..........  (3.8) (2.8) (0.7)
       Other.................................................   1.7  (0.8)  0.1
                                                               ----  ----  ----
     Effective Tax Rate......................................  36.0% 34.5% 37.1%
                                                               ====  ====  ====

  For financial statement purposes, no deferred income tax liability has been recorded by Bancorp Pacific, Inc. for tax bad debt reserves that arose in tax years beginning before December 31, 1987. Such tax bad debt

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES reserves total approximately $18.2 million for which no provision for federal income taxes has been provided. If these amounts are used for purposes other than to absorb bad debt losses, they will be subject to federal income taxes at the then applicable rates.

NOTE O--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  Pacific Century is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest and foreign exchange rates. These financial instruments include commitments to extend credit, standby letters of credit, foreign exchange contracts, interest rate swaps and interest rate options. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statements of condition. The contract or notional amounts of these instruments reflect the extent of involvement that Pacific Century has in each class of financial instrument. The FASB has categorized certain of these off-balance sheet financial instruments that include foreign currency contracts and interest rate swaps as derivative financial instruments. FASB has further categorized these derivative financial instruments into "held or issued for purposes other than trading" or "trading."

  Pacific Century's exposure to off-balance sheet credit risk is defined as the possibility of sustaining a loss due to the failure of the counterparty to perform in accordance with the terms of the contract. Credit risks associated with off-balance sheet financial instruments are similar to those relating to on-balance sheet financial instruments. Pacific Century manages off-balance sheet credit risk with the same standards and procedures applied to its commercial lending activity.

 Traditional Off-Balance Sheet Risk Instruments

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. Pacific Century evaluates each customer's credit worthiness on an individual basis. The amount of collateral obtained is based on management's credit evaluation of the customer. The type of collateral varies, but may include cash, accounts receivable, inventory, and property, plant, and equipment.

  Standby letters of credit are conditional commitments issued by Pacific Century to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support borrowing agreements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Pacific Century holds cash and deposits as collateral on those commitments for which collateral is deemed necessary.

 Derivative Financial Instruments Held for Trading

  Foreign exchange contracts are contracts for delayed delivery of a foreign currency in which the seller agrees to make delivery at a specified future date at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in currency rates. Collateral is generally not required for these transactions. At December 31, 1997, the notional amount of foreign exchange contracts held for trading totaled $427.6 million, with a fair value of $(6.8) million. Pacific Century uses foreign exchange contracts to offset foreign currency positions taken on behalf of its customers and for its own account. Pacific Century does not maintain significant net open positions in its foreign exchange trading account.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

 Derivative Financial Instruments Held or Issued for Other Than Trading

  At December 31, 1997, the notional amount of foreign exchange contracts held for other than trading totaled $406.0 million with a fair value of $15.7 million. Pacific Century uses these foreign exchange contracts primarily for asset and liability management activities. Pacific Century does not maintain significant net open foreign exchange positions in its other than trading account.

  Interest rate options, which primarily consist of caps and floors, are interest rate protection instruments that involve the obligation of the seller to pay the buyer an interest rate differential in exchange for a premium paid by the buyer. This differential represents the difference between current interest rates and an agreed-upon rate applied to a notional amount. Exposure to loss on these options will increase or decrease over their respective lives as interest rates fluctuate. Pacific Century transacts interest rate options on behalf of its customers and does not maintain significant open positions.

  Pacific Century utilizes interest-rate swaps in managing its exposure to interest-rate risk. These financial instruments require the exchange of fixed and floating rate interest payments based on the notional amount of the contract for a specified period. Pacific Century has used swap agreements to effectively convert portions of its floating rate loan portfolio to fixed rate. At December 31, 1997, $492.5 million of such "receive-fixed" swaps were in effect.

  Pacific Century's current credit risk exposure on interest-rate swaps is equal to the market value of these instruments plus or minus the market value of any collateral exchanged with swap counterparties. The aggregate credit risk of swaps at year-end 1997 was $1.6 million. The net market value of all positions at year-end 1997 was $(2.0) million compared with $(7.7) million at year-end 1996. Net expense on interest rate swap agreements totaled $(2.5) million, $(4.2) million and $(11.7) million for 1997, 1996 and 1995, respectively.

  The table below summarizes by notional amounts the activity for each major category of interest-rate swaps in 1997. Pacific Century had no deferred gains or losses relating to terminated swap contracts in 1997.

                                                  RECEIVE
                                                   FIXED     PAY FIXED
                                                 ----------  ---------
                                                  (IN THOUSANDS OF DOLLARS)
     Balance, December 31, 1994................. $1,472,050  $ 119,297
       Additions................................        --         --
       Maturities/Amortizations.................   (376,814)  (100,524)
                                                 ----------  ---------
     Balance, December 31, 1995................. $1,095,236  $  18,773
       Additions................................        --         --
       Maturities/Amortizations.................   (421,999)   (18,773)
                                                 ----------  ---------
     Balance, December 31, 1996................. $  673,237  $     --
       Additions................................     50,000        --
       Maturities/Amortizations.................   (230,688)       --
                                                 ----------  ---------
     Balance, December 31, 1997................. $  492,549  $     --
                                                 ==========  =========

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  The approximate annual maturities of interest-rate swap agreements outstanding as of December 31, 1997 were:

                                                       NOTIONAL PRINCIPAL
                                                      EXPECTED TO MATURE IN
                                                    ---------------------------
                                                      1998     1999     TOTAL
                                                    --------  -------  --------
                                                    (IN THOUSANDS OF DOLLARS)
     Receive-Fixed Interest-Rate Swaps:
       Fixed Maturity.............................. $100,000  $50,000  $150,000
         Pay Rate..................................     5.72%     --        --
         Receive Rate..............................     5.97%    6.46%      --
       Amortizing (1)..............................  248,179   94,370  $342,549
         Pay Rate..................................     5.81%     --        --
         Receive Rate..............................     5.21%    5.30%      --

--------
(1) Amortization was estimated by utilizing average prepayment speeds provided by various dealers in these instruments.

NOTE P--FAIR VALUES OF FINANCIAL INSTRUMENTS

  Fair value information about financial instruments, whether or not recognized in the balance sheet are as follows. When possible, fair values are measured based on quoted market prices for the same or comparable instruments. Because many of the Company's financial instruments lack an available market price, management must use its best judgment in estimating the fair value of those instruments based on present value or other valuation techniques. Such techniques are significantly affected by estimates and assumptions, including the discount rate, future cash flows, economic conditions, risk characteristics, and other relevant factors. These estimates are subjective in nature and involve uncertain assumptions and, therefore, cannot be determined with precision. Many of the derived fair value estimates cannot be substantiated by comparison to independent markets and could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

  The following methods and assumptions were used by Pacific Century in estimating fair values of financial instruments:

    Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and short-term investments approximate the fair value of these assets.

    Investment Securities Held to Maturity, Investment Securities Available for Sale and Trading Securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

    Loans: Fair values of loans are determined by discounting the expected future cash flows of pools of loans with similar characteristics. Loans are first segregated by type such as commercial, real estate, consumer, and foreign and are then further segmented into fixed and adjustable rate and loan quality categories. Expected future cash flows are projected based on contractual cash flows, adjusted for estimated prepayments.

    Deposit Liabilities: Fair values of non-interest bearing and interest bearing demand deposits and savings deposits are equal to the amount payable on demand (i.e., their carrying amounts) because these products have no stated maturity. Fair values of time deposits are estimated using discounted cash flow analyses. The discount rates used are based on rates currently offered for deposits with similar remaining maturities.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

    Short-Term Borrowings: The carrying amounts of securities sold under agreements to repurchase, funds purchased, commercial paper, and other short-term borrowings approximate their fair values.

    Long-Term Debt: Fair values of long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowings.

    Off-Balance Sheet Instruments: Fair values of off-balance sheet instruments (e.g., commitments to extend credit, standby letters of credit, commercial letters of credit, foreign exchange and swap contracts, and interest rate swap agreements) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing, current settlement values or quoted market prices of comparable instruments.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  The following table presents the fair values of Pacific Century's financial instruments at December 31, 1997, 1996 and 1995.

                                        1997                   1996                   1995
                                ---------------------  ---------------------  ---------------------
                                 BOOK OR                BOOK OR                BOOK OR
                                 NOTIONAL     FAIR      NOTIONAL     FAIR      NOTIONAL     FAIR
                                  VALUE      VALUE       VALUE      VALUE       VALUE      VALUE
                                ---------- ----------  ---------- ----------  ---------- ----------
                                                    (IN THOUSANDS OF DOLLARS)
FINANCIAL INSTRUMENTS--ASSETS
  Loans (1)...................  $8,718,900 $8,915,500  $7,988,400 $8,123,400  $7,565,800 $7,741,700
  Investment Securities (2)...   3,866,000  3,869,000   3,631,700  3,634,000   3,360,200  3,366,300
  Other Financial Assets (3)..     424,200    424,200     779,100    779,100     905,300    905,300
FINANCIAL INSTRUMENTS--
 LIABILITIES
  Deposits....................   9,652,500  9,663,500   8,677,100  8,681,800   7,576,800  7,627,600
  Short-Term Borrowings (4)...   3,202,100  3,202,100   2,968,800  2,968,800   3,190,800  3,190,800
  Long-Term Debt (5)..........     699,500    700,600     926,300    861,500   1,057,900  1,053,500
FINANCIAL INSTRUMENTS--
 OFF-BALANCE SHEET
  Financial Instruments Whose
   Contract Amounts Represent
   Credit Risk:
    Commitments to Extend
     Credit...................   4,122,300     10,700   3,840,200     10,200   3,615,200      9,600
    Standby Letters of Credit.     258,700      5,000     257,400      4,900     224,400      4,200
    Commercial Letters of
     Credit...................     299,500        400     239,700        400     244,800        400
  Financial Instruments Whose
   Notional or Contract
   Amounts Exceed the Amount
   of Credit Risk:
    Foreign Exchange and Swap
     Contracts................     833,600      8,900     631,300        900     510,800      1,200
    Interest Rate Swap
     Agreements...............     492,500     (2,000)    673,200     (7,700)  1,114,000     (8,300)

--------
(1) Includes all loans, net of reserve for loan losses, and excludes leases.
(2) Includes both held to maturity and available for sale securities.
(3) Includes interest-bearing deposits, funds sold and trading securities.
(4) Includes securities sold under agreements to repurchase, funds purchased and short-term borrowings.
(5) Excludes capitalized lease obligations.

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE Q--PARENT COMPANY FINANCIAL STATEMENTS

  Condensed financial statements of Pacific Century Financial Corporation (Parent only) follow:

 Condensed Statements of Income

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
                                                     (IN THOUSANDS OF DOLLARS)
Dividends From
  Bank Subsidiaries................................. $ 97,103 $106,165 $ 44,426
  Other Subsidiaries................................   14,000   15,000    7,000
Interest Income
  From Subsidiaries.................................    9,987    5,415    6,059
  From Others.......................................    1,625    1,919      939
Other Income........................................      195      143       48
Securities Gains....................................    1,605      661      136
                                                     -------- -------- --------
    Total Income....................................  124,515  129,303   58,608
Interest Expense....................................   19,691    8,036    7,110
Other Expense.......................................    9,444    5,950    6,015
                                                     -------- -------- --------
    Total Expense...................................   29,135   13,986   13,125
Income Before Income Taxes and Equity in
 Undistributed Income of Subsidiaries...............   95,380  115,317   45,483
Income Tax Benefits.................................    5,029    2,024    2,484
                                                     -------- -------- --------
Income Before Equity in Undistributed Income........  100,409  117,341   47,967
Equity in Undistributed Income of Subsidiaries
  Bank Subsidiaries.................................   34,172   15,539   61,372
  Other Subsidiaries................................    4,907      244   12,461
                                                     -------- -------- --------
                                                       39,079   15,783   73,833
                                                     -------- -------- --------
Net Income.......................................... $139,488 $133,124 $121,800
                                                     ======== ======== ========

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

 Condensed Statements of Condition

                                                         DECEMBER 31,
                                               --------------------------------
                                                  1997       1996       1995
                                               ---------- ---------- ----------
                                                  (IN THOUSANDS OF DOLLARS)
Assets
  Cash in Bank of Hawaii...................... $      100 $      134 $      245
  Investment Securities Available for Sale....      1,759     11,931     12,740
  Equity in Net Assets of Bank Subsidiaries...  1,013,025    868,066    881,160
  Equity in Net Assets of Other Subsidiaries..    155,290    162,446    147,491
  Interest Bearing Deposits from Bank.........    171,997    200,300     89,446
  Net Loans...................................        733     10,298     12,638
  Trading Securities..........................      2,352      1,663        --
  Other Assets................................    145,853     57,782     54,006
                                               ---------- ---------- ----------
    Total Assets.............................. $1,491,109 $1,312,620 $1,197,726
                                               ========== ========== ==========
Liabilities and Shareholders' Equity
  Commercial Paper and Short-Term Borrowings.. $  105,216 $   70,827 $   74,559
  Long-Term Debt..............................    253,093    163,093     60,000
  Other Liabilities...........................     15,593     12,578      8,731
  Shareholders' Equity........................  1,117,207  1,066,122  1,054,436
                                               ---------- ---------- ----------
    Total Liabilities and Shareholders'
     Equity................................... $1,491,109 $1,312,620 $1,197,726
                                               ========== ========== ==========

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Statements of Cash Flows

                                                  YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1997       1996       1995
                                                ---------  ---------  --------
                                                 (IN THOUSANDS OF DOLLARS)
Operating Activities
  Net Income................................... $ 139,488  $ 133,124  $121,800
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities
    Provision for Loan Losses and Amortization
     Expense...................................     6,009      3,943     3,943
    Realized Investment Securities Gains.......    (1,476)      (653)      --
    Undistributed Income from Subsidiaries.....   (39,079)   (15,783)  (73,833)
    Net Decrease (Increase) in Trading
     Securities................................      (689)    (1,663)      472
    Other Assets and Liabilities, Net..........   (11,400)    (3,468)   23,052
                                                ---------  ---------  --------
      Net Cash Provided by Operating
       Activities..............................    92,853    115,500    75,434
Investing Activities
  Investment Securities Transactions, Net......    11,272        449    (9,800)
  Interest Bearing Deposits, Net...............    28,303   (110,854)  (10,246)
  Loan Transactions, Net.......................     9,565      2,340       411
  Capital Contributions to Subsidiaries, Net...   (36,400)    (3,093)       17
  Purchase of CU Bancorp.......................   (54,188)       --        --
                                                ---------  ---------  --------
      Net Cash Used by Investing Activities....   (41,448)  (111,158)  (19,618)
Financing Activities
  Net Proceeds from Borrowings.................   124,389     99,361    10,445
  Proceeds from Sale of Stock..................    16,376     13,991    19,023
  Stock Repurchased............................  (142,479)   (70,444)  (40,004)
  Cash Dividends Paid..........................   (49,725)   (47,361)  (45,195)
                                                ---------  ---------  --------
      Net Cash Used by Financing Activities....   (51,439)    (4,453)  (55,731)
      Increase (Decrease) in Cash..............       (34)      (111)       85
  Cash at Beginning of Year....................       134        245       160
                                                ---------  ---------  --------
  Cash at End of Year.......................... $     100  $     134  $    245
                                                =========  =========  ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

  The following information required by the Instructions to Form 10-K is incorporated herein by reference (except as otherwise indicated below) from various pages of the Pacific Century Financial Corporation Proxy Statement for the annual meeting of shareholders to be held on April 24, 1998, as summarized below:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Election of Directors on pages 2-7. Disclosure of Compliance with section 16
(a) of the Securities Exchange Act on page 8.

  For information relative to executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  Executive Compensation on pages 11-16.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Voting Securities and Principal Holders Thereof and Election of Directors on
pages   -  .

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Transactions with Management and Others on pages 24-25.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements and Schedules

    The following consolidated financial statements of Pacific Century Financial Corporation and subsidiaries are included in Item 8:

    Consolidated Statements of Condition--December 31, 1997, 1996, and 1995

    Consolidated Statements of Income--Years ended December 31, 1997, 1996, and 1995

    Consolidated Statements of Shareholders' Equity--Years ended December 31, 1997, 1996, and 1995

    Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996, and 1995

    Notes to Consolidated Financial Statements--December 31, 1997

  All other schedules to the consolidated financial statements stipulated by
Article 9 of Regulation S-X and all other schedules to the financial statements of the registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  Financial statements (and summarized financial information) of (1) unconsolidated subsidiaries or (2) 50% or less owned persons accounted for by the equity method have been omitted because they do not, considered individually or in the aggregate, constitute a significant subsidiary.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER
 -------
   3.1    Articles of Incorporation as of April 25, 1997 and amended October
          27, 1997
   3.2    Revised By-laws dated April 25, 1997
   4.1    Instruments Defining the Rights of Holders of Long-Term Debt
  10.1    Pacific Century Financial Corporation, One-Year Incentive Plan
          Effective January 1, 1998*
  10.2    Pacific Century Financial Corporation, Executive Officer One-Year
          Incentive Plan Effective January 1, 1998*
  10.3    Pacific Century Financial Corporation, Sustained Profit Growth Plan
          Effective January 1, 1998*
  10.4    Bancorp Hawaii, Inc. Key Executive Severance Plan dated April 27,
          1983 (incorporated herein by reference to Exhibit 10.4 of Form 10K for the fiscal year ended December 31, 1995)*
  10.5    Bancorp Hawaii, Inc. Stock Option Plan of 1983 (incorporated herein by reference to Exhibit 4(a) of Registration No. 2-84164)*
  10.6    Bancorp Hawaii, Inc. Stock Option Plan of 1988 (incorporated herein by reference to Exhibit 4(a) of Registration No. 33-23495)*
  10.7    Pacific Century Financial Corporation Stock Option Plan of 1994
          (incorporated herein by reference to Exhibit 4(a) of Registration
          No. 33-54777)*
  10.8    Bancorp Hawaii, Inc., One-Year Executive Incentive Plan Effective
          January 1, 1997 (incorporated herein by reference to Exhibit 10.2 of
          Form 10K for the fiscal year ended December 31, 1996)*
  10.9    Bancorp Hawaii, Inc., One-Year Incentive Plan Effective January 1,
          1997 (incorporated herein by reference to Exhibit 10.1 of Form 10K for the fiscal year ended December 31, 1996)*
  10.10   Bancorp Hawaii, Inc., Sustained Profit Growth Plan Effective January
          1, 1994 (incorporated herein by reference to Exhibit C of Bancorp
          Hawaii, Inc. 1994 Proxy Statement dated March 10, 1994)*
  10.11   Bancorp Hawaii, Inc., Sustained Profit Growth Plan Effective January
          1, 1995 (incorporated herein by reference to Exhibit 10(d) of
          Bancorp Hawaii, Inc. Form 10K for the fiscal year ended December 31,
          1994)*
  10.12   Bancorp Hawaii, Inc. Sustained Profit Growth Plan Effective January
          1, 1996 (incorporated herein by reference to Exhibit 10.3 of Bancorp
          Hawaii, Inc. Form 10K for the fiscal year ended December 31, 1995)*
  10.13   Bancorp Hawaii, Inc. Sustained Growth Plan Effective January 1, 1997
          (incorporated herein by reference to Exhibit 10.3 of Bancorp Hawaii,
          Inc. Form 10K for the fiscal year ended December 31, 1996)*
  10.14   Form of Key Executive Severance Agreement (incorporated herein by reference to Exhibit 19(e) of Bancorp Hawaii, Inc. Form 10K for the
          fiscal year ended December 31, 1989 for L. M. Johnson)*
  10.15   Form of Amended Key Executive Change-in-Control Severance Agreement
          (incorporated herein by reference to Exhibit 10(e) of Bancorp
          Hawaii, Inc. 10K for the fiscal year ended December 31, 1994--
          October 3, 1994 for R. J. Dahl)*
  10.16   Form of Key Executive Change-in-Control Severance Agreement
          (incorporated herein by reference to Exhibit 10(f) of Bancorp
          Hawaii, Inc. 10K for the fiscal year ended December 31, 1994--
          October 3, 1994 for A. T. Kuioka)*
  10.17   Form of Executive Change-in-Control Severance Agreement
          (incorporated herein by reference to Exhibit 10(g) of Bancorp
          Hawaii, Inc. 10K for the fiscal year ended December 31, 1994--for
          D. A. Houle)*

 EXHIBIT
 NUMBER
 -------
  10.18   Pacific Century Financial Corporation Directors' Deferred
          Compensation Plan (Restatement Effective 1/1/96) with Amendment
          No. 96-1; Trust Agreement (Effective 9/1/96) (incorporated by reference herein to Exhibit (4) of Registration No. 333-14929)
  10.19   Pacific Century Financial Corporation Directors Stock Compensation
          Program (incorporated herein by reference herein to Exhibit (4) of
          Registration No. 333-02835)
  11.1    Statement Regarding Computation of Per Share Earnings
  12.1    Statement Regarding Computation of Ratios
  19.1    Report to Shareholders for Quarter ended September 30, 1997
  21.1    Subsidiaries of the Registrant
  23.1    Consent of Independent Auditors
  27.1    Financial Data Schedule

--------
*Management contract or compensatory plan or arrangement

  (b) Registrant filed no Form 8-Ks during the quarter ended December 31, 1997.

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

                            STATISTICAL DISCLOSURES

                             CONTENTS AND REFERENCE

  The following statistical disclosures required by the Instructions to Form 10-K are summarized below:

ITEM I. DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

    Interest Differential--Table 23 on page 45.

    Consolidated Average Balances, Income and Expense Summary, and Yields and Rates--Taxable Equivalent--Table 14 on page 33.

    Average Loans--Table 20 on page 43.

    Average Deposits--Table 22 on page 44.

ITEM II. INVESTMENT PORTFOLIO

    Note B to the Audited Financial Statements on page 59.

    Maturity Distribution, Market Value and Weighted-Average Yield to Maturity of Securities--Table 18 on page 42.

ITEM III. LOAN PORTFOLIO

    Loan Portfolio Balances--Table 3 on page 17.

    Maturities and Sensitivities of Loans to Changes in Interest Rates-- Table 21 on page 43.

    Non-Performing Assets and Accruing Loans Past Due 90 Days or More-- Table 6 on page 22.

    Foregone Interest on Non-Accruals--Table 5 on page 21.

    Geographic Distribution of Cross-Border International Assets--Table 10 on page 27.

ITEM IV. SUMMARY OF LOAN LOSS EXPERIENCE

    Summary of Loan Loss Experience--Table 7 on page 24.

    Allocation of Loan Loss Reserve--Table 8 on page 25.

    Narrative on pages 22 to 23.

ITEM V. DEPOSITS

    Consolidated Average Balances, Income and Expense Summary, and Yields and Rates--Taxable Equivalent--Table 14 on page 33.

    Note E to the Audited Financial Statements on page 64.

ITEM VI. RETURN ON EQUITY AND ASSETS

                                                            1997   1996   1995
                                                            -----  -----  -----
      Return on Average Assets.............................  0.98%  1.00%  0.98%
      Return on Average Equity............................. 12.57% 12.43% 11.87%
      Dividend Payout Ratio................................ 36.16% 35.80% 37.24%
      Average Equity to Average Assets Ratio...............  7.79%  8.05%  8.28%

ITEM VII. SHORT-TERM BORROWINGS

    Note F to the Audited Financial Statements on page 65.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 12, 1998                      Pacific Century Financial
                                          Corporation

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

Date: March 12, 1998

     /s/ Lawrence M. Johnson                  /s/ H. Howard Stephenson
-------------------------------------     -------------------------------------
         Lawrence M. Johnson                      H. Howard Stephenson
              Director                                  Director

      /s/ Peter D. Baldwin                       /s/ Fred E. Trotter
-------------------------------------     -------------------------------------
          Peter D. Baldwin                           Fred E. Trotter
              Director                                  Director

    /s/ Mary G. F. Bitterman                  /s/ Stanley S. Takahashi
-------------------------------------     -------------------------------------
        Mary G. F. Bitterman                      Stanley S. Takahashi
              Director                                  Director

       /s/ Richard J. Dahl                      /s/ Donald M. Takaki
-------------------------------------     -------------------------------------
           Richard J. Dahl                          Donald M. Takaki
              Director                                  Director

       /s/ David A. Heenan                       /s/ David A. Houle
-------------------------------------     -------------------------------------
           David A. Heenan                           David A. Houle
              Director                           Chief Financial Officer

       /s/ Stuart T. K. Ho                       /s/ Denis K. Isono
-------------------------------------     -------------------------------------
           Stuart T. K. Ho                           Denis K. Isono
              Director                          Chief Accounting Officer

  /s/ Herbert M. Richards, Jr.
-------------------------------------
      Herbert M. Richards, Jr.
              Director