Form 10-Q
period 1998-03-31
PACIFIC CENTURY FINANCIAL CORP
filed 1998-05-15
CIK 46195

U N I T E D   S T A T E S

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

  (Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 1998

                                     or

[   ]	Transition Report Pursuant to Section 13 or 15(d) of the  Securities
Exchange Act of 1934 for the transition period from _____________ to
_____________

                          Commission File Number 1-6887

                      PACIFIC CENTURY FINANCIAL CORPORATION
     -------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                Delaware                            99-0148992
       --------------------------       ----------------------------------
        (State of incorporation)         (IRS Employer Identification No.

       130 Merchant Street, Honolulu, Hawaii                 96813
     -------------------------------------------          ------------
     	(Address of principal executive offices)             (Zip Code)

                                (808) 643-3888
            -------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Common Stock, $2 Par Value; outstanding at April 30, 1998 - 80,175,145 shares

PACIFIC CENTURY FINANCIAL CORPORATION and subsidiaries
March 31, 1998




PART I. - Financial Information

Item 1.		Financial Statements



Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Condition (Unaudited)
-----------------------------------------------------------------------------------------------------------
                                                                        March 31  December 31     March 31
(in thousands of dollars)                                                   1998         1997         1997
-----------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                               $425,637     $335,847     $547,722
Investment Securities - Held to Maturity
 (Market Value of $996,667, $1,223,235, and $1,298,874 respectively)     992,058    1,220,215    1,303,763
Investment Securities - Available for Sale                             2,808,370    2,651,270    2,419,376
Funds Sold                                                               119,480       80,457       72,499
Loans                                                                  9,403,406    9,498,408    8,753,384
  Unearned Income                                                       (202,865)    (209,721)    (182,472)
  Reserve for Loan Losses                                               (175,194)    (174,362)    (170,059)
-----------------------------------------------------------------------------------------------------------
Net Loans                                                              9,025,347    9,114,325    8,400,853
-----------------------------------------------------------------------------------------------------------
    Total Earning Assets                                              13,370,892   13,402,114   12,744,213
Cash and Non-Interest Bearing Deposits                                   586,746      795,332      532,009
Premises and Equipment                                                   285,916      288,358      269,506
Customers' Acceptance Liability                                           16,893       21,575       33,158
Accrued Interest Receivable                                               85,478       93,831       83,457
Other Real Estate                                                          6,131        6,151       11,274
Intangibles, including Goodwill                                          204,501      203,366      115,183
Other Assets                                                             201,258      184,737      197,994
-----------------------------------------------------------------------------------------------------------
    Total Assets                                                     $14,757,815  $14,995,464  $13,986,794
===========================================================================================================

Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                       $1,751,301   $1,714,886   $1,473,197
                 - Interest Bearing                                    2,089,060    2,112,425    1,765,568
  Savings                                                                802,912      823,216      854,633
  Time                                                                 2,845,498    2,929,782    2,920,405
Foreign Deposits
  Demand - Non-Interest Bearing                                          356,684      351,178      331,989
  Time Due to Banks                                                      622,694      707,684      821,807
  Other Savings and Time                                                 967,250      968,524      933,451
-----------------------------------------------------------------------------------------------------------
    Total Deposits                                                     9,435,399    9,607,695    9,101,050

Securities Sold Under Agreements to Repurchase                         2,304,423    2,279,124    1,995,206
Funds Purchased                                                          559,573      710,472      376,688
Short-Term Borrowings                                                    259,604      226,127      381,039
Bank's Acceptances Outstanding                                            16,893       21,575       33,158
Accrued Pension Costs                                                     17,560       15,134       19,573
Accrued Interest Payable                                                  67,171       57,512       70,229
Accrued Taxes Payable                                                    161,076      152,092      158,340
Minority Interest                                                          5,824        5,758        7,486
Other Liabilities                                                        102,214       96,979       84,271
Long-Term Debt                                                           684,782      705,789      698,350
-----------------------------------------------------------------------------------------------------------
    Total Liabilities                                                 13,614,519   13,878,257   12,925,390

Shareholders' Equity
Common Stock ($2 par value), authorized 200,000,000 shares;
    issued and outstanding,  March 1998 - 80,140,398;
    December 1997 - 79,684,553; March 1997 - 39,685,182                  160,281      159,369       79,370
Capital Surplus                                                          176,496      168,920      174,180
Accumulated Other Comprehensive Income                                   (28,193)     (24,766)     (19,237)
Retained Earnings                                                        834,712      813,684      827,091
-----------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                         1,143,296    1,117,207    1,061,404
-----------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                       $14,757,815  $14,995,464  $13,986,794
===========================================================================================================


Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Income (Unaudited)
-----------------------------------------------------------------------------------------------------------
                                                                                     3 Months     3 Months
                                                                                        Ended        Ended
                                                                                     March 31     March 31
(in thousands of dollars except per share amounts)                                       1998         1997
-----------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                                                  $187,150     $166,325
  Loan Fees                                                                            10,732        9,370
  Income on Lease Financing                                                             5,883        4,772
  Interest and Dividends on Investment Securities
    Taxable                                                                            19,964       20,028
    Non-taxable                                                                           294          292
  Income on Investment Securities Available for Sale                                   41,470       39,001
  Interest on Deposits                                                                  6,483        9,430
  Interest on Security Resale Agreements                                                   --           63
  Interest on Funds Sold                                                                1,090          888
-----------------------------------------------------------------------------------------------------------
    Total Interest Income                                                             273,066      250,169
Interest Expense
  Interest on Deposits                                                                 79,878       76,805
  Interest on Security Repurchase Agreements                                           30,598       26,633
  Interest on Funds Purchased                                                           6,910        6,300
  Interest on Short-Term Borrowings                                                     2,809        3,995
  Interest on Long-Term Debt                                                           11,153       11,401
-----------------------------------------------------------------------------------------------------------
    Total Interest Expense                                                            131,348      125,134

Net Interest Income                                                                   141,718      125,035

Provision for Loan Losses                                                              18,303        5,088
-----------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                                   123,415      119,947
Non-Interest Income
  Trust Income                                                                         13,960       13,367
  Service Charges on Deposit Accounts                                                   8,214        6,680
  Fees, Exchange, and Other Service Charges                                            18,910       14,655
  Other Operating Income                                                                8,399        6,536
  Investment Securities Gains                                                           3,381          463
-----------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                                          52,864       41,701
Non-Interest Expense
  Salaries                                                                             46,265       41,478
  Pensions and Other Employee Benefits                                                 14,907       15,084
  Net Occupancy Expense                                                                11,108       10,337
  Net Equipment Expense                                                                10,755        9,032
  Other Operating Expense                                                              38,416       29,810
  Minority Interest                                                                       252          320
-----------------------------------------------------------------------------------------------------------
    Total Non-Interest Expense                                                        121,703      106,061
-----------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                             54,576       55,587
Provision for Income Taxes                                                             20,556       20,106
-----------------------------------------------------------------------------------------------------------
Net Income                                                                            $34,020      $35,481
===========================================================================================================
Basic Earnings Per Share                                                                $0.43        $0.45
Diluted Earnings Per Share                                                              $0.42        $0.44
Dividends Declared Per Share                                                          $0.1625        $0.15

Basic Weighted Average Shares                                                      79,881,229   79,438,552
Diluted Weighted Average Shares                                                    80,735,604   80,542,522
===========================================================================================================

Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                                                              Other
                                                                  Common     Capital  Comprehensive Retained Comprehensive
(in thousands of dollars)                              Total       Stock     Surplus         Income Earnings       Income
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                      $1,117,207    $159,369    $168,920       ($24,766)$813,684
Comprehensive Income
     Net Income                                       34,020        -           -              -      34,020      $34,020
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment             (2,045)       -           -            (2,045)    -          (2,045)
         Foreign Currency Translation Adjustment      (1,382)       -           -            (1,382)    -          (1,382)
                                                                                                             -------------
     Total Comprehensive Income                                                                                   $30,593
                                                                                                             =============


Common Stock Issued
  107,473 Profit Sharing Plan                          2,392         215       2,177           -        -
  257,748 Stock Option Plan                            4,064         516       3,548           -        -
   90,142 Dividend Reinvestment Plan                   2,021         180       1,841           -        -
      482 Directors' Restricted Shares and
               Deferred Compensation Plan                 11           1          10           -        -
Cash Dividends Paid                                  (12,992)       -           -              -     (12,992)
-------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                         $1,143,296    $160,281    $176,496       ($28,193)$834,712
=============================================================================================================

Balance at December 31, 1996                      $1,066,122     $79,918    $186,391        ($3,722)$803,535
Comprehensive Income
     Net Income                                       35,481        -           -              -      35,481      $35,481
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment             (9,384)       -           -            (9,384)    -          (9,384)
         Foreign Currency Translation Adjustment      (6,131)       -           -            (6,131)    -          (6,131)
                                                                                                             -------------
     Total Comprehensive Income                                                                                   $19,966
                                                                                                             =============


Common Stock Issued
   43,365 Profit Sharing Plan                          1,926          87       1,839           -        -
   65,009 Stock Option Plan                            1,672         130       1,542           -        -
   35,453 Dividend Reinvestment Plan                   1,601          71       1,530           -        -
      221 Directors' Restricted Shares and
               Deferred Compensation Plan                  9        -              9           -        -
Stock Repurchased                                    (17,967)       (836)    (17,131)          -        -
Cash Dividends Paid                                  (11,925)       -           -              -     (11,925)
-------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                         $1,061,404     $79,370    $174,180       ($19,237)$827,091
=============================================================================================================


Consolidated Statements of Cash Flows  (Unaudited)         Pacific Century Financial Corporation and subsidiaries
------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                       1998         1997
------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                                   $34,020      $35,481
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses, depreciation, and amortization of income and expense         18,712        5,301
      Deferred income taxes                                                                     (440)       7,591
      Realized and unrealized investment security gains                                       (3,523)        (448)
      Other assets and liabilities, net                                                       15,074      (16,222)
                                                                                      --------------- ------------
      Net cash provided by operating activities                                               63,843       31,703
------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from redemptions of investment securities held to maturity                          277,813       37,396
Purchases of investment securities held to maturity                                          (49,656)     (34,934)
Proceeds from sales of investment securities available for sale                              681,474       91,800
Purchases of investment securities available for sale                                       (838,459)    (153,471)
Net decrease (increase) in interest-bearing deposits placed in other banks                   (89,790)      88,655
Net decrease (increase) in funds sold                                                        (39,023)      69,421
Net decrease (increase) in loans and lease financing                                          82,367      (26,145)
Premises and equipment, net                                                                   (5,843)      (2,438)
Purchase of Bank of Hawaii (PNG) Ltd. net of cash and non-interest
      bearing deposits acquired                                                                   --       (5,371)
Purchase of Home Savings of America branches, net of cash and non-interest
      bearing deposits acquired                                                                   --      235,020
                                                                                      --------------- ------------
      Net cash provided by investing activities                                               18,883      299,933
------------------------------------------------------------------------------------------------------------------
Financing Activities
Net increase (decrease) in demand, savings, and time deposits                               (172,296)      99,675
Proceeds from lines of credit and long-term debt                                                  --          103
Principal payments on lines of credit and long-term debt                                     (21,007)    (233,896)
Net decrease in short-term borrowings                                                        (92,123)    (215,915)
Net proceeds (payments) from sale (repurchase) of stock                                        8,488      (12,759)
Cash dividends                                                                               (12,992)     (11,925)
                                                                                      --------------- ------------
      Net cash used by financing activities                                                 (289,930)    (374,717)

Effect of exchange rate changes on cash                                                       (1,382)      (6,131)
                                                                                      --------------- ------------
      Decrease in cash and non-interest bearing deposits                                    (208,586)     (49,212)

Cash and non-interest bearing deposits at beginning of year                                  795,332      581,221
                                                                                      --------------- ------------
Cash and non-interest bearing deposits at end of period                                     $586,746     $532,009
==================================================================================================================

Note 1.	Basis of Presentation

	The accompanying unaudited consolidated financial statements of Pacific Century Financial Corporation (Pacific Century) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments of a normal and recurring nature, including adjustments related to completed acquisitions which are necessary for a fair presentation of the results for the interim periods, and should be read in conjunction with the audited consolidated financial statements and related notes included in Pacific Century's 1997 Annual Report to Shareholders. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

	Certain reclassifications have been made from prior year amounts to conform to the 1998 presentation.

Note 2.	Recent Accounting Pronouncements

	With the adoption in 1998 of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," the format of the Consolidated Statements of Shareholders' Equity has changed to provide the disclosures required by SFAS No. 130. The adoption of SFAS No. 130 had no impact on Pacific Century's financial position or results of operations.

	In February 1998, the Financial Accounting Standards Board issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." The purpose of SFAS No. 132 is to standardize, to the extent practicable, disclosure requirements for pensions and other postretirement benefits and make disclosures more understandable. Some of the more significant changes required by SFAS No. 132 include new requirements to disclose a reconciliation of the changes in benefit obligations and fair value of plan assets, provide certain information regarding the funded status of the plan, and show the effect of both a 1% increase and decrease in the assumed health care cost trend rate. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The implementation of SFAS No. 132 will have no impact on Pacific Century's financial position or results of operations.

Note 3.	Pending Acquisitions

	In April 1998, Pacific Century received regulatory approval to acquire Group Paribas' interest in Banque Paribas Pacifique in New Caledonia and Banque Paribas Polynesie in French Polynesia. The purchase is expected to close in the second quarter of 1998. At March 31, 1997, combined total assets of Banque Paribas Pacifique and Banque Paribas Polynesie were $278 million in the aggregate.

Note 4.	Earnings Per Share

	For the three months ended March 31, 1998 and 1997, there were no adjustments to net income (the numerator) for purposes of computing basic and diluted EPS. The weighted average shares (the denominator) for computing diluted EPS for the quarter ended March 31, 1998 and 1997 were 80,735,604 and 80,542,522, respectively, and included the dilutive effect of stock options of 854,375 and 1,103,970 shares, respectively.

	 On December 12, 1997, a two-for-one stock split in the form of a 100% stock dividend was distributed to shareholders. Prior period EPS data in the consolidated financial statements have been retroactively adjusted to reflect the stock split.

Note 5.	Income Taxes

	The provision for income taxes is computed by applying statutory federal and state income tax rates to income before income taxes as reported in the consolidated financial statements after adjusting for non-taxable items, principally from certain state tax adjustments, tax exempt interest income, and low income housing and investment tax credits.

Item 2.	Management's Discussion and Analysis of Financial Condition
and	Results of Operations


Performance Highlights

	Pacific Century Financial Corporation (Pacific Century) reported earnings for the three months ended March 31, 1998 of $34.0 million, a decrease of 4.1% from $35.5 million in the same 1997 period. Basic earnings per share were $0.43 in 1998's first quarter, compared to $0.45 in the same quarter a year ago. Diluted earnings per share in the March 1998 quarter were $0.42, down 4.5% from $0.44 in the first quarter of 1997.

	Performance ratios for the three months ended March 31, 1998 were down from those reported in the like 1997 period. On an annualized basis, ROAA was 0.95% and ROAE was 12.11% in the first quarter of 1998.
 Comparatively, ROAA and ROAE for the first quarter of 1997 were 1.04% and 13.40%, respectively, and for the full year 1997 were 0.98% and 12.57%, respectively.

	Operating results under a tangible performance basis excludes from reported earnings the after tax impact of amortization of all intangibles, including goodwill. On a tangible performance basis, Pacific Century's earnings were $36.5 million for the three months ended March 31, 1998, compared to $37.1 million in the same quarter last year.
 On a per share basis, tangible diluted earnings per share were $0.45 and $0.46 for the first quarter of 1998 and 1997, respectively.

	The decline in earnings for the current quarter is primarily attributed to an increase in provision for loan losses of $13.2 million over the same 1997 period. The higher provision reflects an increase in gross charge-offs for the first quarter of 1998 of $20.4 million, compared to $7.2 million in the same period last year. In the first quarter of 1998, foreign loan charge-offs increased $10.2 million over the same prior year quarter and largely reflects $8.1 million in charge-offs related to loans in Thailand. For further information, see the Summary of Loan Loss Experience section in this report.

	Non-performing assets, excluding accruing loans past due 90 days or more, ended the current quarter at $94.4 million, or 1.00% of total loans, compared to $87.6 million, or 1.00% of total loans, at March 31, 1997.

	From an asset quality standpoint, Asia remains the focus of Pacific Century's attention. Although Asian stock markets and currencies generally ended the first quarter improved or stable compared with year-end 1997, financial volatility still remains high in those countries. Additional information regarding Asian events are included in the International Operations section of this report.

	Pacific Century's operating performance has been limited by Hawaii's weak economy. The current forecast among economists is for Hawaii's gross state product to remain flat in 1998, continuing a trend of stagnant growth that stretches back to 1991. In addition, recent financial turbulence in Asian markets could have an adverse affect on the economies of Hawaii and the U.S. Mainland and on currency exchange rates of countries in the Pacific region relative to the U.S. dollar. These uncertainties could lower the number of Asian visitors to Hawaii and reduce the level of their spending.

	In April 1998, Pacific Century received regulatory approval to purchase Group Paribas' interest in Banque Paribas Pacifique in New Caledonia and Banque Paribas Polynesie in French Polynesia. The purchase is expected to close in the second quarter of 1998.

	Pacific Century completed its purchase of approximately $20 million (U.S. dollar equivalent) in Bank of Queensland Convertible Notes in April 1998. The Bank of Queensland is located in northeastern
Australia, and the purchase will enable Pacific Century to broaden its geographic reach in the Pacific Rim.

	The acquisitions of California United Bank in July 1997, Bank of Hawaii (PNG) Ltd. in March 1997, and Home Savings of America's deposits in Arizona affect the comparison between those amounts reported in the March 31, 1998 consolidated financial statements and the corresponding amounts in the March 31, 1997 statements.


Pacific Century Markets

	Pacific Century's oldest and largest market is Hawaii, where operations are conducted primarily through its principal subsidiary Bank of Hawaii. Over the past four decades, Pacific Century's strategy has called for expanding outside of Hawaii, with emphasis on key Pacific locations. Today, Pacific Century's strategic focus is to provide targeted financial services to four primary markets: Hawaii, the Pacific, Asia, and the U.S. Mainland.


Reorganization and Restructuring Program

	On February 17, 1998, Pacific Century launched a two-year reorganization and restructuring program to accelerate expense reduction and improve Pacific Century's efficiency. In the initial phase, the program calls for First Federal Savings and Loan Association of America (First Federal), which was acquired by Pacific Century in 1990, to be merged with Bank of Hawaii. First Federal branches will be consolidated into the Bank of Hawaii network, and up to 25 branches in Hawaii (approximately 25% of the combined First Federal and Bank of Hawaii total) will be closed over the next two years. Pacific Century has also implemented a hiring freeze in the State of Hawaii for 1998 and 1999 and expects to realize a reduction of its statewide workforce by about 550 positions, or 15 percent.

	Pacific Century's U.S. Mainland operations will also be merged into one nationally chartered entity, to be headquartered in California.
 California United Bank (CUB), acquired in 1997, and Pacific Century Bank, N.A. located in Phoenix, Arizona, will be consolidated under the name Pacific Century Bank, N.A.

	First Savings and Loan Association of America (Guam), First Federal's subsidiary in the West Pacific, is to become a federally chartered institution and a direct subsidiary of Pacific Century.

	Completion of each of the above initiatives is subject to various regulatory approvals. Any delays in obtaining these approvals could result in significant changes to the restructuring program. When all of the initiatives are fully implemented, Pacific Century expects to realize annualized expense reductions of approximately $25 million pretax.

	While planning for the restructuring program continues, the timing of these changes, identification of branches to be closed, and the related costs to exit these activities have not yet been finalized. It is expected that when these factors are determined and the necessary regulatory approvals are received, a restructuring charge will be recognized that could impact income by an estimate of up to $20 million before taxes. Pacific Century is reviewing Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets to Be Disposed Of," as it pertains to assets that might be impacted by the restructuring.

	Pacific Century's restructuring program will culminate in 1999 with a comprehensive nine-month redesign process to increase revenues and further improve efficiency. Pacific Century has contracted with a nationally recognized corporate redesign specialist to orchestrate this activity.


Risk Elements in Lending Activities

	Total loans outstanding were $9.4 billion as of March 31, 1998, an increase of 7.4% over the same date last year. Much of the increase is attributed to the July 1997 acquisition of CUB, which reported $449 million in outstanding loans as of March 31, 1998. Excluding the impact of the CUB acquisition, the year-to-year loan growth as of March 31, 1998 would have been 2.3%. Compared to year-end 1997, total loans at the end of 1998's first quarter showed a slight decline of 1%. The following table presents Pacific Century's total loan portfolio for the periods indicated.


Loan Portfolio Balances   Pacific Century Financial Corporation and subsidiaries
--------------------------------------------------------------------------------
                                               March 31 December 31    March 31
(in millions of dollars)                           1998        1997        1997
--------------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial                   $2,095.1    $2,104.3    $1,831.6
   Real Estate
           Construction -- Commercial             284.3       268.1       226.7
                        -- Residential             12.4        12.9        17.2
            Mortgage -- Commercial              1,364.2     1,354.5     1,194.3
                     -- Residential             2,732.9     2,738.9     2,655.8
   Installment                                    861.4       891.6       853.5
   Lease Financing                                507.2       519.4       441.4
--------------------------------------------------------------------------------
     Total Domestic                             7,857.5     7,889.7     7,220.5
--------------------------------------------------------------------------------
   Foreign Loans                                1,545.9     1,608.7     1,532.9
--------------------------------------------------------------------------------
     Total Loans                               $9,403.4    $9,498.4    $8,753.4
================================================================================


Commercial and Industrial Loans

	Commercial and Industrial (C & I) loans ended both March 31, 1998 and year-end 1997 at approximately $2.1 billion. As of the end of the current quarter, C & I loans showed an increase of $263.5 million over the same 1997 quarter-end, which is mostly attributed to the CUB acquisition and reflects CUB's emphasis on commercial lending. The proportion of C & I loans to the total loan portfolio was 22.3% at March 31, 1998.


Real Estate Loans

	Real estate loans, as a group, remain the largest segment of the loan portfolio. As of March 31, 1998, real estate loans represented 46.7% of total loans. The table above presents the composition of loans in the real estate group. Residential mortgage loans continue to represent the largest component in the real estate group totaling $2.7 billion at March 31, 1998, down slightly from year-end 1997 and up over March 31, 1997.

	Commercial mortgage loans were approximately $1.4 billion at both March 31, 1998 and year-end 1997 and $1.2 billion at March 31, 1997. About 70% of commercial mortgage loans are secured by real estate located in Hawaii, with the remainder mostly in Guam, California and Arizona. The commercial real estate portfolio is diversified in the types of properties securing the obligations, which include shopping centers, commercial/industrial/warehouse facilities, and office buildings. Generally, loans secured by commercial/industrial/warehouse and office buildings are either solely or partially owner-occupied.

	Total construction loans at March 31, 1998, represent 3.2% of the total loan portfolio. As of March 31, 1998, total construction loans (both residential and commercial) totaled $296.7 million, an increase of 5.6% and 21.6% over year-end 1997 and March 31, 1997, respectively.
These loans tend to be short-term in nature with permanent take out financing commitments in place before the construction begins.


Foreign Loans

	Foreign loans at the end of 1998's first quarter totaled $1.5 billion, down 3.9% from year-end 1997 and up 0.8% over the same year earlier date. At March 31, 1998 foreign loans represented 16.4% of the total loan portfolio, down from 16.9% and 17.5% at year-end 1997 and March 31, 1997, respectively.

	At March 31, 1998, foreign loans in the South Pacific totaled $755 million, a decrease of 1.6% from $767 million at year-end 1997. Most of the South Pacific loans are in two subsidiary banks, Banque de Tahiti and Bank of Hawaii-Nouvelle Caledonie, which in the aggregate held loans of $658 million at the end of the first quarter of 1998.

	Excluding the South Pacific loans, the remaining foreign loans are mostly in Asia. Loans in this group totaled $791 million at March 31, 1998, down 6.1% from $842 million at year-end 1997. Pacific Century's Asian business emphasis is primarily on correspondent banking, trade finance and working capital loans for companies that have business interests in the Asia-Pacific markets. The majority of Asian loans are short-term and are largely based on Pacific Century's traditional focus on relationships.

	Additional information on Asian credit exposure and recent Asian economic events are contained in the International Operations section of this report.


Other Lending

	Other lending includes installment loans and lease financing. Installment loans ended the first quarter of 1998 at $861.4 million, compared to $891.6 million at year-end 1997 and $853.5 million at March 31, 1997. Credit cards (included in the installment totals) were $276.7 million as of March 31, 1998, down 4.2% and 2.3% from year-end 1997 and March 31, 1997, respectively. Also included in the installment category are consumer installment loans which totaled $584.7 million at March 31, 1998, compared to $602.9 million at December 31, 1997 and $570.4 million on March 31, 1997. These loans consist mainly of auto loans (direct and indirect), unsecured creditlines, and guaranteed student loans.

	Leases as of March 31, 1998 declined 2.3% from year-end 1997. At March 31, 1998, total leases outstanding were $507.2 million, compared to $519.4 million at year-end 1997 and $441.4 million at March 31, 1997.



Non-Performing Assets and Past Due Loans

	Pacific Century's non-performing assets (NPAs) consist of non-accrual loans, restructured loans and foreclosed real estate. As of March 31, 1998, NPAs totaled $94.4 million, or 1.00% of total loans outstanding. Comparatively, this ratio was unchanged from the same date a year ago and was down from 1.02% at year-end 1997. In dollars, total NPAs have increased over $87.6 million at March 31, 1997 and declined from $97.1 million at year-end 1997.

	Non-accrual loans were $86.7 million at March 31, 1998, down $2.6 million from year-end 1997. In the first quarter, foreign non-accruals declined $12.2 million, which was partially offset by increases aggregating $9.2 million in real estate construction and residential loan non-accruals. As of March 31, 1998, foreign non-accruals consisted primarily of $19.4 million in French Polynesia and New Caledonia loans and $5.0 million in Thai loans.

	Foreclosed real estate was $6.1 million at March 31, 1998 compared to $6.2 million at year-end 1997 and $11.3 million at March 31, 1997.
At March 31, 1998, foreclosed real estate loans consisted primarily of residential properties. Total foreclosed real estate remains at a low level representing 0.04% of total assets as of March 31, 1998.

	Accruing loans past due 90 days or more declined slightly to $24.4 million at March 31, 1998 from $25.0 million at year-end 1997. On a year-over-year basis accruing loans past due 90 days were down $5.5 million, in part due to a decline in the foreign category.

	Total NPAs and loans 90 days past due totaled $118.8 million at March 31, 1998, compared to $122.1 million and $117.5 million at year-end 1997 and March 31, 1997, respectively. Total NPAs and loans 90 days past due represented 1.26% of total loans outstanding at March 31, 1998, compared to 1.29% at year-end 1997 and 1.34% at March 31, 1997.

	The following table presents NPAs and accruing loans past due 90 days or more for the periods indicated.


Pacific Century Financial Corporation and subsidiaries
Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More
-------------------------------------------------------------------------------
                                           March 31   December 31     March 31
(in millions of dollars)                       1998          1997         1997
-------------------------------------------------------------------------------
Non-Accrual Loans
       Commercial                             $11.1         $10.7        $20.9
       Real Estate
         Construction                           6.4           1.0          0.6
         Commercial                             2.2           2.8          3.6
         Residential                           36.7          32.9         29.4
       Installment                              2.3           2.0          1.6
       Leases                                   0.3            --          0.1
       Foreign                                 27.7          39.9         20.1
-------------------------------------------------------------------------------
             Subtotal                          86.7          89.3         76.3


Restructured Loans
       Real Estate
         Commercial                             1.6           1.6           --
-------------------------------------------------------------------------------
             Subtotal                           1.6           1.6           --


Foreclosed Real Estate
       Domestic                                 6.1           6.2         11.3
-------------------------------------------------------------------------------
             Subtotal                           6.1           6.2         11.3
-------------------------------------------------------------------------------
         Total Non-Performing Assets           94.4          97.1         87.6
-------------------------------------------------------------------------------

Accruing Loans Past Due 90 Days or More
       Commercial                               2.2           2.0          1.5
       Real Estate
         Commercial                             5.8           0.6          2.8
         Residential                            3.8           7.3          6.8
       Installment                              7.7           7.6         10.2
       Leases                                   0.1           0.1          0.1
       Foreign                                  4.8           7.4          8.5
-------------------------------------------------------------------------------
             Subtotal                          24.4          25.0         29.9
-------------------------------------------------------------------------------
         Total                               $118.8        $122.1       $117.5
===============================================================================
-------------------------------------------------------------------------------
Ratio of Non-Performing Assets
       to Total Loans                          1.00%         1.02%        1.00%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Ratio of Non-Performing Assets
       and Accruing Loans Past Due
       90 Days or More to Total Loans          1.26%         1.29%        1.34%
-------------------------------------------------------------------------------


Summary of Loan Loss Experience

	The reserve for loan losses totaled $175.2 million, 1.90% of loans outstanding as of March 31, 1998. Comparatively, this ratio was 1.88% and 1.98% at year-end 1997 and March 31, 1997, respectively.

	The provision for loan losses in the first quarter of 1998 was $18.3 million, compared to $5.1 million and $9.8 million for first quarter of 1997 and fourth quarter of 1997, respectively. Net charge-offs in the current quarter were $17.9 million, or 0.78% of average loans, compared to $1.5 million, or 0.07% of average loans in the March 1997 quarter and $11.8 million, or 0.51% in the December 1997 quarter.

	Gross charge-offs in the first quarter of 1998 were $20.4 million, down from $22.3 million in the fourth quarter of 1997, but up from $7.2 million in the first quarter of 1997. During the last two quarters, gross charge-offs have increased, reflecting higher foreign loan charge-offs of $10.2 million and $10.6 million for the quarters ended March 31, 1998 and December 31, 1997, respectively, of which $8.1 million and $10.4 million, respectively, relate to loans in Thailand. In the current quarter, recoveries decreased to $2.5 million, compared to $5.7 million for the same 1997 period and $10.5 million in the prior quarter.

	A detailed breakdown of the loan loss reserve including charge-offs and recoveries by category is presented in the following table.


Summary of Loan Loss Experience   Pacific Century Financial Corporation and subsidiaries
----------------------------------------------------------------------------------------
                                                    First           Year          First
                                                  Quarter          Ended        Quarter
(in millions of dollars)                             1998       12/31/97           1997
----------------------------------------------------------------------------------------
Average Amount of Loans Outstanding              $9,234.0       $8,929.7       $8,476.3
Balance of Reserve for Loan Losses
   at Beginning of Period                          $174.4         $167.8         $167.8
Loans Charged-Off
   Commercial and Industrial                          2.3           12.7            1.4
   Real Estate - Mortgage
     Commercial                                        --            1.3             --
     Residential                                      0.6            1.9            0.1
   Installment                                        7.2           28.1            5.6
   Foreign                                           10.2           10.6             --
   Leases                                             0.1            0.5            0.1
----------------------------------------------------------------------------------------
Total Charged-Off                                    20.4           55.1            7.2
Recoveries on Loans Previously Charged-Off
   Commercial and Industrial                          0.6           16.4            4.3
   Real Estate - Mortgage
     Commercial                                        --            0.6             --
     Residential                                      0.1            1.0             --
   Installment                                        1.5            6.3            1.3
   Foreign                                            0.3            0.6            0.1
----------------------------------------------------------------------------------------
Total Recoveries                                      2.5           24.9            5.7
----------------------------------------------------------------------------------------
Net Charge-Offs                                     (17.9)         (30.2)          (1.5)
Provision Charged to Operating Expenses              18.3           30.3            5.1
Other Net Additions (Deductions) *                    0.4            6.5           (1.3)
----------------------------------------------------------------------------------------
Balance at End of Period                           $175.2         $174.4         $170.1
========================================================================================
Ratio of Net Charge-Offs to
  Average Loans Outstanding  (annualized)            0.78%          0.34%          0.07%
----------------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding                1.90%          1.88%          1.98%
----------------------------------------------------------------------------------------
*  Includes balance transfers, reserves acquired, and foreign currency translation adjustments.


International Operations

	Pacific Century maintains an extensive international presence in the Asia-Pacific region that provides opportunities to take part in correspondent banking, lending and deposit-taking activities in these markets. These activities are facilitated through Bank of Hawaii branches, a representative office with extensions, and full service subsidiary/affiliate banks. Pacific Century's international operations are primarily located in Japan, South Korea, Singapore, Hong Kong, Taiwan, French Polynesia and New Caledonia. The operations of Pacific Century's subsidiaries located in the West and South Pacific, which are denominated in U.S. dollars are classified as domestic.

	An important part of Pacific Century's strategy is to facilitate trade activity within and across the Pacific. Providing trade financing in both directions throughout the Pacific provides short-term exposure and generates fee income for letters of credit and bankers acceptances.
 Letters of credit and bankers acceptances are considered in the overall country exposure analysis. At March 31, 1998, letters of credit and bankers acceptances totaled $257 million, compared to $462 million at year-end 1997.

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

	Pacific Century's total credit exposure on a cross border basis was $1.6 billion at March 31, 1998, up from $1.4 billion at year-end 1997. Cross-border interbank placements and loans were $987 million at March 31, 1998, compared to $835 million at December 31, 1997. The table below presents for March 31, 1998 and December 31, 1997 a geographic distribution of international assets for which Pacific Century has cross-border exposure exceeding 0.75% of total assets.


Geographic Distribution of Cross-Border International Assets (1)
	                                     Government
                                      	and Other             	Banks and	          Commercial
	                                       Official	       Other Financial       and Industrial
(in millions of dollars)	           Institutions       Institutions (2)  	         Companies	             Total

At March 31, 1998
  Japan	                                  $    -	                $342.5	              $138.9	          $  481.4
  South Korea	                                 -	                 204.3	               142.6	             346.9
  Taiwan	                                      -	                 146.3	                50.1	             196.4
  All Others	                               30.0	                 293.6	               218.7       	      542.3
	                                         ------                 ------               ------           --------
                                           $30.0	                $986.7	              $550.3	          $1,567.0

At December 31, 1997
  Japan	                                  $    -	                $253.1	              $136.8 	         $  389.9
  South Korea	                                 -	                 219.7	               193.5	             413.2
  Taiwan	                                   57.5                  	39.5	                23.8	             120.8
  All Others	                               48.4	                 322.9	               154.5	             525.8
                                          ------                 ------               ------           --------
                                         	$105.9	                $835.2	              $508.6          	$1,449.7

(1) Cross-border outstandings are defined as foreign monetary assets that are payable to Pacific Century in
U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S.
dollars or other non-local currencies.  Monetary assets include loans, acceptances, and interest-bearing deposits with other banks.
(2) Includes U.S. dollar advances to foreign branches and affiliate banks which were used to fund local currency transactions.  Totals for March 31, 1998 and December 31, 1997 were $479.1 million and $419.9 million, respectively.



	The Asian economic turmoil, which began in mid-1997, has adversely impacted the economies of many countries in the region. Those countries affected have experienced a significant devaluation of their currencies relative to the U.S. dollar, as well as higher interest rates and a general tightening of credit. These problems have made it more difficult for borrowers to obtain and repay credit. Those countries that have been affected most from the current turmoil are Thailand, Indonesia and South Korea, which have all experienced liquidity problems that required the intervention of the International Monetary Fund.

	While financial volatility in many Asian markets is still high, in a general sense the related stock markets and currencies of these countries ended the first quarter of 1998 stable or improved from where they were at year-end 1997. At Pacific Century, all loans in South
Korea, Japan, Taiwan, Hong Kong, Malaysia and Indonesia ended both year-end 1997 and March 31, 1998 on performing status. In the first quarter, Pacific Century exchanged $83.5 million of short-term Korean bank loans for loans that are guaranteed by the Republic of Korea, mature in one to three years, and bear interest at rates of 2.25% to 2.75% over the six-month London Interbank Offering Rate.

	Within Asia, the two most problematic economies remain Thailand and Indonesia, where Pacific Century's cross-border credit exposure at March 31, 1998 was approximately $54 million and $23 million, respectively, compared to $74 million and $21 million, respectively, at year-end 1997. In Thailand, the government's restructuring plan for finance companies was completed in the first quarter of 1998. In the current quarter, charge-offs relative to Thai loans totaled $8.1 million, of which $2.4 million relate to loans that were restructured and exchanged for Thai government deposits. Finance company loans eligible for, but not exchanged for Thai government deposits totaled $4.0 million and remain on non-performing status. Total Thai non-performing assets at March 31, 1998 were $5.0 million, down from $17.6 million at year-end 1997. With respect to Indonesia, all credit exposure was on performing status at March 31, 1998.


Capital

	At March 31, 1998, Pacific Century's total capital was $1.1 billion, an increase of $82 million from March 31, 1997. Dividends in the first quarter were paid at $0.1625 per share.

	In prior years, Pacific Century had maintained a stock repurchase program. However, due to the uncertainties of the Asian economic turmoil, share repurchase activities were suspended in January 1998.

	Regulatory risk-based capital remained well above minimum guidelines. At March 31, 1998, Pacific Century's Total Capital, Tier 1 Capital and leverage ratios were 12.04%, 9.73% and 7.41%, respectively.
 This compares with year-end 1997, when the Total Capital Ratio was 11.65%, the Tier 1 Capital Ratio was 9.34% and the leverage ratio was 7.21%. Regulatory guidelines prescribe a minimum Total Capital Ratio of 10%, a Tier 1 Capital Ratio of 6% and a leverage ratio of 5% for an institution to qualify as "well capitalized." Pacific Century's strategy is to maintain its capital ratios at levels to meet this qualification to benefit from the financial and regulatory incentives provided to "well capitalized" institutions.


Market Risk Exposures

Other Than Trading Activities
	In the normal course of business, elements of Pacific Century's balance sheet are exposed to varying degrees of market risk. Market risk arises from movements in interest rates and foreign currency exchange rates. A key element in the process of managing market risk involves oversight by the Board of Directors and senior management as to the level of such risk assumed by Pacific Century in its balance sheet.
 The Board reviews and approves risk management policies, including risk limits and guidelines and delegates to the Asset Liability Management Committee (ALCO) oversight functions. The ALCO, consisting of the Managing Committee and senior business and finance officers, monitors Pacific Century's market risk exposure and as market conditions dictate, modifies balance sheet positions or directs the use of derivative instruments.

Interest Rate Risk.     Pacific Century's balance sheet is sensitive to
changes in the general level of interest rates. This interest rate risk arises primarily from normal business activities of making loans and taking deposits. Many other factors also affect Pacific Century's exposure to changes in interest rates. These factors include general economic and financial conditions, customer preferences, and historical pricing spread relationships.

	The primary method in Pacific Century's ongoing process to measure and monitor interest rate risk is the utilization of a net interest income (NII) simulation model. This model is used to estimate the amount that NII will change over a one-year time horizon under various interest rate scenarios. These estimates are based on numerous assumptions that include loan and deposit volumes and pricing, prepayment speeds on mortgage-related assets, and principal amortization and maturities on other financial instruments. While such assumptions are inherently uncertain, management believes that these assumptions are reasonable. As a result, the NII simulation model provides a sophisticated estimate rather than a precise prediction of the exposure to higher or lower interest rates on NII.

	The simulation model is used to estimate the change in NII from a gradual increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period relative to what the NII would have been if interest rates had not changed. Based on the result of the model as of March 31, 1998, a 200 basis points rise in interest rate showed a decline in NII of 2.0%, while a 200 basis points drop in interest rates showed an increase in NII of 2.9%. The resulting estimate in NII exposure is well within the approved ALCO guidelines and presents a balance sheet exposure that is slightly liability sensitive. A liability sensitive exposure would imply a favorable short-term impact on NII in periods of declining interest rates.

	In managing interest rate risks, Pacific Century uses several approaches, both on- and off-balance sheet, to modify its risk position.
 Approaches that are used to shift balance sheet mix or alter the interest rate characteristics of assets and liabilities include changing product pricing strategies, modifying investment portfolio strategies, or using financial derivatives. The use of financial derivatives has been limited over the past three years. During this period, Pacific Century has relied more on the use of on-balance sheet alternatives to manage its interest rate risk position.

Foreign Currency Risk.     Pacific Century's broad area of operations
throughout the South Pacific and Asia has the potential to expose Pacific Century to foreign currency risk. In general, however, most foreign currency denominated assets are funded by like currency liabilities, with imbalances corrected through the use of various hedge instruments. By specific policy limits, the net exposure in these "other than trading" activities is insignificant.

	On the other hand, Pacific Century is exposed to foreign currency exchange rate changes from the capital invested in its foreign subsidiaries and branches located throughout the South Pacific and Asia.
 These investments are designed to diversify the total balance sheet exposure. While a portion of the capital investment in French Polynesia and New Caledonia is offset by a $42 million borrowing denominated in French Francs, the remainder of these capital positions, aggregating approximately $102 million, are not hedged.

	Pacific Century uses a value-at-risk (VAR) calculation to measure the potential loss from foreign currency exposure. Pacific Century's
VAR is calculated at a 95% confidence interval and assumes a normal distribution. Pacific Century utilizes the variance/covariance approach to estimate the probability of future changes in foreign exchange rates.
 Under this approach, equally weighted daily closing prices are used to determine the daily volatility for the last 10, 30, 50, and 100 days. Pacific Century uses the highest daily volatility of the four trading periods in its VAR calculation.

	To estimate the potential loss in its net investment in foreign subsidiaries and branches, Pacific Century takes the daily volatility and annualizes it by multiplying by the number of trading days in a year. Therefore, the VAR determines the potential one-year loss within a 95% confidence interval of the net investment in subsidiaries.

	Presented below, as of March 31, 1998, is Pacific Century's foreign currency exposure from its net investments in subsidiaries and branch operations that are denominated in a foreign currency as measured by the VAR.

                            Market Risk Exposure From Changes in Foreign Exchange Rates
					 	      March 31, 1998
(in millions of dollars)		                                    Book Value		                       Value-at-Risk
Net Investments in Foreign
  Subsidiaries and Branches
Japanese Yen			                                                   $ 11.2			                             $ 2.2
Korean Won			                                                       33.1			                              19.6
Pacific Franc (1)			                                                26.2			                               4.0
Other				                                                           31.7		     	                          9.7
                                                           					--------		          	                 -------
  Total				                                                       $102.2			                             $35.5
					                                                           ========		                            =======
(1) Net of a $42 million borrowing denominated in French Francs.

Trading Activities
Pacific Century's trading activities include foreign currency and foreign exchange contracts that expose Pacific Century to a modest degree of foreign currency risk. These transactions are executed on behalf of customers and for Pacific Century's own account. Pacific Century, however, manages its trading account such that it does not maintain significant foreign currency open positions. To measure the exposure of these open positions, Pacific Century uses the VAR methodology described above. The VAR measurement for trading activities as of March 31, 1998 continues to be immaterial.


Liquidity

	Liquidity is managed to ensure that Pacific Century has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner.

	As of March 31, 1998, deposits declined 1.8% to $9.4 billion from $9.6 billion at year-end 1997, reflecting a reduction in both domestic and foreign deposits. The intense competition for deposits by banks and other financial institutions, as well as securities brokerage firms, continues to impact the ability to attract and retain deposits.
Comparing March 31, 1998 with the same date in 1997, deposits rose $334 million, due to acquisitions.

	Repos, which are offered to governmental entities as an alternative to deposits, were $2.3 billion at March 31, 1998, compared to $2.3 billion and $2.0 billion at year-end 1997 and March 31, 1997, respectively.

	Short-term borrowing, including Fed Funds, were $819 million at the end of March 1998 down from $937 million at year-end 1997 and up from $758 million at March 31, 1997. Long-term debt has decreased from $706 million at year-end 1997 to $685 million at March 31, 1998, reflecting maturities. During the current quarter no new debt was issued under Bank of Hawaii's $1 billion "revolving" Bank Note program.
 Long-term debt outstanding includes the $100 million Bancorp Hawaii Capital Trust I, 8.25% Capital Securities issued in December 1996.


Net Interest Margin

	The average net interest margin (taxable equivalent basis) on earning assets in the first quarter of 1998 was 4.29%, an increase from 3.99% in the same quarter in 1997 and 4.09% in the fourth quarter of 1997. The increase in net margin over the March 1997 quarter is partly attributed to the CUB acquisition, as CUB's margins are incrementally higher than Pacific Century. Net interest income (taxable equivalent basis) totaled $141.9 million in the first quarter of 1998, compared to $125.3 million and $138.1 million for the first and fourth quarters of 1997, respectively.


Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent
----------------------------------------------------------------------------------------------------------
                                                        Three Months Ended           Three Months Ended
                                                          March 31, 1998               March 31, 1997
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $368.7   $6.5   7.13%        $546.2   $9.4   7.00%
  Investment Securities Held to Maturity
    -Taxable                                           1,118.7   20.0   7.24        1,230.1   20.0   6.60
    -Tax-Exempt                                           12.0    0.4  15.25           12.6    0.4  14.45
  Investment Securities Available for Sale             2,562.9   41.5   6.56        2,378.2   39.0   6.65
  Funds Sold                                             127.1    1.1   3.48           86.5    1.0   4.46
  Net Loans
    -Domestic                                          7,690.8  162.5   8.57        7,055.2  140.9   8.10
    -Foreign                                           1,543.2   30.6   8.04        1,421.1   30.3   8.65
  Loan Fees                                                      10.7                          9.4
                                                     ------------------------     ------------------------
    Total Earning Assets                              13,423.4  273.3   8.26       12,729.9  250.4   7.98
Cash and Due From Banks                                  560.0                        615.2
Other Assets                                             598.8                        484.3
                                                     ----------                   ----------
    Total Assets                                     $14,582.2                    $13,829.4
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $2,171.5   14.0   2.61       $1,779.3   12.3   2.80
                    - Savings                            823.5    5.0   2.48          910.3    5.4   2.41
                    - Time                             2,873.4   38.8   5.47        2,717.9   36.5   5.44
                                                     ------------------------     ------------------------
    Total Domestic                                     5,868.4   57.8   3.99        5,407.5   54.2   4.06
  Foreign Deposits
    - Time Due to Banks                                  622.0    9.5   6.17          894.9   12.7   5.78
    - Other Time and Savings                           1,013.2   12.6   5.05          883.1    9.9   4.54
                                                     ------------------------     ------------------------
    Total Foreign                                      1,635.2   22.1   5.48        1,778.0   22.6   5.16
                                                     ------------------------     ------------------------
    Total Deposits                                     7,503.6   79.9   4.32        7,185.5   76.8   4.33
Short-Term Borrowings                                  3,039.7   40.3   5.38        2,785.1   36.9   5.38
Long-Term Debt                                           694.0   11.2   6.52          727.0   11.4   6.36
                                                     ------------------------     ------------------------
    Total Interest Bearing Liabilities                11,237.3  131.4   4.74       10,697.6  125.1   4.74
                                                     ------------------------     ------------------------
Net Interest Income                                             141.9   3.52                 125.3   3.24
Average Spread on Earning Assets                                        4.29%                        3.99%
Demand Deposits     - Domestic                         1,698.2                      1,382.0
                    - Foreign                            271.9                        258.2
                                                     ----------                   ----------
Total Demand Deposits                                  1,970.1                      1,640.2
Other Liabilities                                        236.0                        417.5
Shareholders' Equity                                   1,138.8                      1,074.1
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $14,582.2                    $13,829.4
                                                     ==========                   ==========

Provision for Possible Loan Losses                               18.3                          5.1
Net Overhead                                                     68.8                         64.4
                                                               -------                      -------
Income Before Income Taxes                                       54.8                         55.8
Provision for Income Taxes                                       20.6                         20.1
Tax-Equivalent Adjustment                                         0.2                          0.2
                                                               -------                      -------
Net Income                                                      $34.0                        $35.5
                                                               =======                      =======



Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent
------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended           Twelve Months Ended
                                                        December 31, 1997             December 31, 1997
                                                       Average Income/Yield/        Average  Income/ Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance  Expense   Rate
------------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $366.8   $6.5   7.07%        $486.3    $33.1   6.80%
  Investment Securities Held to Maturity
    -Taxable                                           1,183.5   19.8   6.65        1,220.4     81.8   6.71
    -Tax-Exempt                                           12.4    0.5  15.31           12.5      1.8  14.55
  Investment Securities Available for Sale             2,494.6   40.3   6.41        2,452.0    158.8   6.48
  Funds Sold                                              71.7    1.0   5.60           76.4      3.8   4.99
  Net Loans
    -Domestic                                          7,676.0  161.9   8.37        7,389.4    607.7   8.22
    -Foreign                                           1,578.8   33.1   8.31        1,540.3    129.2   8.39
  Loan Fees                                                       9.7                           34.4
                                                     ------------------------     --------------------------
    Total Earning Assets                              13,383.8  272.8   8.09       13,177.3  1,050.6   7.97
Cash and Due From Banks                                  564.0                        545.1
Other Assets                                             602.3                        519.9
                                                     ----------                   ----------
    Total Assets                                     $14,550.1                    $14,242.3
                                                     ==========                   ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                          $2,104.3   14.0   2.63       $1,945.3     52.9   2.72
                    - Savings                            844.6    5.2   2.46          865.5     21.4   2.48
                    - Time                             2,917.1   40.5   5.51        2,858.7    157.0   5.49
                                                     ------------------------     --------------------------
    Total Domestic                                     5,866.0   59.7   4.04        5,669.5    231.3   4.08
  Foreign Deposits
    - Time Due to Banks                                  546.4    8.8   6.39          718.7     43.6   6.06
    - Other Time and Savings                           1,198.5   14.2   4.69        1,079.0     48.2   4.47
                                                     ------------------------     --------------------------
    Total Foreign                                      1,744.9   23.0   5.22        1,797.7     91.8   5.10
                                                     ------------------------     --------------------------
    Total Deposits                                     7,610.9   82.7   4.31        7,467.2    323.1   4.33
Short-Term Borrowings                                  2,933.1   40.2   5.44        2,868.7    156.8   5.47
Long-Term Debt                                           727.8   11.8   6.42          725.5     46.4   6.39
                                                     ------------------------     --------------------------
    Total Interest Bearing Liabilities                11,271.8  134.7   4.74       11,061.4    526.3   4.76
                                                     ------------------------     --------------------------
Net Interest Income                                             138.1   3.35                   524.3   3.21
Average Spread on Earning Assets                                        4.09%                          3.98%
Demand Deposits     - Domestic                         1,674.4                      1,516.8
                    - Foreign                            267.9                        264.0
                                                     ----------                   ----------
Total Demand Deposits                                  1,942.3                      1,780.8
Other Liabilities                                        194.9                        290.8
Shareholders' Equity                                   1,141.1                      1,109.3
                                                     ----------                   ----------
    Total Liabilities and Shareholders' Equity       $14,550.1                    $14,242.3
                                                     ==========                   ==========

Provision for Possible Loan Losses                                9.8                           30.3
Net Overhead                                                     75.3                          275.1
                                                               -------                      ---------
Income Before Income Taxes                                       53.0                          218.9
Provision for Income Taxes                                       19.7                           78.5
Tax-Equivalent Adjustment                                         0.2                            0.9
                                                               -------                      ---------
Net Income                                                      $33.1                         $139.5
                                                               =======                      =========


	The yield on earning assets in the first quarter of 1998 improved to 8.26% from 7.98% for the same quarter a year ago and 8.09% for the fourth quarter of 1997. The yield on earnings assets was 7.97% for all of 1997. Over the past 12 months, Pacific Century's cost of funds rate has remained stable. The cost of funds rate was 4.74% for the quarter ended March 31, 1998, the same level as reported for the first and fourth quarters of 1997. Comparatively, the cost of funds rate was 4.76% for all of 1997.


Non-Interest Income and Expense

	Pacific Century utilizes the efficiency ratio to measure its success in managing non-interest income and expense. The efficiency ratio is derived by dividing non-interest expense by net operating revenue (net interest income plus non-interest income before securities transactions). The efficiency ratio for the three months ended March 31, 1998 was 63.7%, compared to 63.8% for the same period in 1997 and 66.0% for the full year 1997.

Non-Interest Income
                                                 	3 Months Ended	       3 Months Ended
(in millions)	                                    March 31, 1998	       March 31, 1997
Trust Income	                                              $14.0	                $13.4
Service Charges on Deposit Accounts	                         8.2	                  6.7
Fees, Exchange and Other Service
  Charges	                                                  18.9	                 14.7
Other Operating Income	                                      8.4	                  6.5
Investment Securities Gains	                                 3.4	                  0.4
                                                         -------                ------
     Total Non-Interest Income	                            $52.9	                $41.7

	Non-interest income in the first quarter of 1998 was $52.9 million, an increase of 26.8% over the similar quarter in 1997. The comparison between the first quarter of 1998 and 1997 is affected by the CUB acquisition.

	Trust income for the first three months totaled $14.0 million, up 4.4% compared to the same period a year ago. Service charges on deposit accounts in the current quarter rose 23.0% over the like quarter in 1997. Most of this increase is accounted for by CUB, who reported $1.1 million in deposit related fees for the March 1998 quarter. Fees, exchange, and other service charges in the March 1998 quarter totaled $18.9 million, a 29.0% increase compared to the same period a year ago.
 Acquisitions contributed to $1.7 million of this increase. Other operating income in the first quarter of 1998 was $8.4 million, an increase of 28.5% from $6.5 million reported for the same period last year. This increase primarily results from a $0.6 million asset sale gain, the CUB acquisition and larger gains on mortgage loan sales.

	Investment Securities net gains for the three months ended March 31, 1998, were $3.4 million, compared to net gains of $0.4 million in the same 1997 quarter.

Non-Interest Expense
                                                 	3 Months Ended	       3 Months Ended
(in millions)	                                    March 31, 1998	       March 31, 1997
Salaries	                                                  $46.3	                $41.5
Pension and Other Benefits	                                 14.9	                 15.1
Net Occupancy Expense	                                      11.1	                 10.4
Net Equipment Expense	                                      10.8	                  9.0
Other Operating Expense	                                    38.4                  29.8
Minority Interest	                                           0.2                  	0.3
                                                          ------                ------
     Total Non-Interest Expense	                          $121.7	               $106.1

	Non-interest expense in the first quarter of 1998 totaled $121.7 million, up 14.7% from $106.1 million in the same period in 1997. This increase primarily is accounted for by the CUB acquisition. Excluding CUB, non-interest expense would have increased 7.2% over the March 1997 quarter.

	Salaries and benefits totaled $61.2 million for the first quarter of 1998 compared to $56.6 million for the same year ago quarter. The increase is due to the CUB acquisition, as CUB reported total salaries and benefits of $4.6 million in the March 1998 quarter.

	Net occupancy and equipment expense for the first quarter of 1998 totaled $21.9 million, compared to $19.4 million for the same quarter in 1997, an increase of 12.9%. Included in the current quarter were $1.7 million in non-recurring expenses attributed to equipment and premise write-offs. Also, CUB reported $1.3 million in these categories in 1998.

	Other operating expenses in 1998's first quarter totaled $38.4 million, an increase of 28.9% over the $29.8 million reported for the same quarter in 1997. Acquisitions accounted for $4.3 million of this increase, including the amortization of intangibles. Recognition of various non-recurring operating expenses totaling $1.4 million and Year 2000 related expenses of approximately $3.1 million in the March 1998 quarter also impacted comparability with the same year earlier quarter.


Year 2000

	A significant issue facing all banks nationwide that could have a large impact on expenses is the transition to the new millennium. Year 2000 concerns arise primarily from past date-coding practices in both software and hardware that used two-digits rather than four-digits to represent years. If not corrected, systems that use the two-digit format will be unable to correctly distinguish dates after December 31, 1999. This problem could cause these systems to fail or provide incorrect information.

	Pacific Century has made the resolution of Year 2000 exposures its top priority. A Program Management Office has been established to monitor, evaluate and manage the risks, solutions, and costs associated with Year 2000 issues. Pacific Century has developed a Year 2000 project plan that incorporates the following primary parts: identifying assets and systems that have Year 2000 exposure; assessing the size and complexity of the overall project and its parts; determining risks, priorities and resources; renovating systems (e.g. rewriting program code, upgrading software and hardware, replacing systems, and obtaining vendor certifications); testing software and hardware changes; implementing Year 2000 certified systems into production; and formulating contingency plans. The initial project phases of inventory and assessment have been completed. At present, Pacific Century is working on the renovation and testing phases of the project.

	Pacific Century has identified its most critical systems and has established priorities to provide assurances that these systems will be Year 2000 compliant in a timely manner. Pacific Century's goal is to have a substantial portion of its business critical systems certified as Year 2000 compliant by December 31, 1998. Management believes that Pacific Century is on target to achieve this goal.

	While Pacific Century believes its Year 2000 project plan is designed to be successful in resolving all critical Year 2000 issues, it is possible, because of the scope and complexity involved, that not all of the potential problems will be satisfactorily completed in a timely manner. To mitigate this possibility, Pacific Century is formulating contingency plans for critical assets to assure an orderly transition into the millennium. In addition, business continuity plans are being developed as a safeguard against unforseen business interruptions.

	Pacific Century estimates that the total cost of its Year 2000 project will be in the range of $30 million. This cost primarily includes estimates for technology staff compensation, consultant fees, and software and hardware expenses. Year 2000-related costs are expensed as incurred and approximately $3.1 million was expensed in the first quarter of 1998. The cumulative expenses for the Year 2000 project totaled approximately $6.3 million through March 31, 1998. As the Year 2000 project progresses, the cost estimate could change depending on a number of factors, including the failure of third party vendors to address Year 2000 issues in a timely manner.


Forward-Looking Statements

	This report contains forward-looking statements regarding management's beliefs, estimates, projections and assumptions. These forward-looking statements are subject to risks and uncertainties, and accordingly, actual results may differ significantly from those presented in such statements. Factors that might cause such a difference include, but are not limited to, economic conditions in the areas in which Pacific Century conducts its operations, fluctuations in interest rates, fluctuations in foreign currency exchange rates, credit quality, and U.S. foreign government regulations and monetary policies.

Part II. - Other Information

Items 1 to 5 omitted pursuant to instructions.

Item 6 - Exhibits and Reports on Form 8-K

	(a)	Exhibit Index

		Exhibit Number

			11	Statement Regarding Computation of Per Share
        Earnings
			27	Financial Data Schedule
			99	Statement of Ratios

	(b)	On January 20, 1998, Pacific Century filed a Form 8-K.


SIGNATURES

		Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date    May 14, 1998   		        	PACIFIC CENTURY FINANCIAL
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