Form 10-Q
period 1998-06-30
PACIFIC CENTURY FINANCIAL CORP
filed 1998-08-13
CIK 46195

U N I T E D   S T A T E S

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-Q

  (Mark One)

[ X ]        Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

                                or

[   ]        Transition Report Pursuant to Section 13 or 15(d) of
       the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

                  Commission File Number 1-6887

              PACIFIC CENTURY FINANCIAL CORPORATION
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

           Delaware                        99-0148992
   ------------------------    ---------------------------------
   (State of incorporation)    (IRS Employer Identification No.)

    130 Merchant Street, Honolulu, Hawaii             96813
   ----------------------------------------         ----------
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

Common Stock, $.01 Par Value; outstanding at July 31, 1998 -
80,470,568 shares

PACIFIC CENTURY FINANCIAL CORPORATION and subsidiaries
June 30, 1998




PART I. - Financial Information

Item 1.             Financial Statements

Consolidated Statements of Condition (Unaudited) Pacific Century Financial Corporation and subsidiaries
--------------------------------------------------------------------------------------------------------
                                                                      June 30  December 31      June 30
(in thousands of dollars)                                                1998         1997         1997
--------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                            $542,966     $335,847     $547,715
Investment Securities - Held to Maturity
(Market Value of $927,753, $1,223,235, and $1,296,045 respectively    912,648    1,220,215    1,293,849
Investment Securities - Available for Sale                          2,800,772    2,651,270    2,411,882
Securities Purchased Under Agreements to Resell                            --           --        1,600
Funds Sold                                                             31,715       80,457       85,758
Loans                                                               9,449,351    9,498,408    9,018,809
  Unearned Income                                                    (199,613)    (209,721)    (197,967)
  Reserve for Loan Losses                                            (204,049)    (174,362)    (167,842)
--------------------------------------------------------------------------------------------------------
Net Loans                                                           9,045,689    9,114,325    8,653,000
--------------------------------------------------------------------------------------------------------
    Total Earning Assets                                           13,333,790   13,402,114   12,993,804
Cash and Non-Interest Bearing Deposits                                575,553      795,332      484,239
Premises and Equipment                                                304,813      288,358      272,080
Customers' Acceptance Liability                                         6,162       21,575       19,856
Accrued Interest Receivable                                            90,348       93,831       90,151
Other Real Estate                                                      11,555        6,151       11,632
Intangibles, including Goodwill                                       218,933      203,366      112,734
Other Assets                                                          189,956      184,737      184,250
--------------------------------------------------------------------------------------------------------
    Total Assets                                                  $14,731,110  $14,995,464  $14,168,746
========================================================================================================

Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                    $1,578,978   $1,714,886   $1,358,368
         - Interest Bearing                                         2,219,187    2,112,425    1,814,164
  Savings                                                             761,688      823,216      822,200
  Time                                                              2,838,522    2,929,782    2,738,374
Foreign Deposits
  Demand - Non-Interest Bearing                                       413,393      351,178      329,482
  Time Due to Banks                                                   514,662      707,684      736,212
  Other Savings and Time                                            1,179,538      968,524    1,117,355
--------------------------------------------------------------------------------------------------------
    Total Deposits                                                  9,505,968    9,607,695    8,916,155

Securities Sold Under Agreements to Repurchase                      2,313,784    2,279,124    2,146,713
Funds Purchased                                                       366,066      710,472      471,956
Short-Term Borrowings                                                 379,129      226,127      490,770
Bank's Acceptances Outstanding                                          6,162       21,575       19,856
Accrued Pension Costs                                                  17,443       15,134       19,440
Accrued Interest Payable                                               53,903       57,512       56,684
Accrued Taxes Payable                                                 132,567      152,092      155,672
Minority Interest                                                       6,851        5,758        7,466
Other Liabilities                                                     143,657       96,979      100,232
Long-Term Debt                                                        665,106      705,789      701,633
--------------------------------------------------------------------------------------------------------
    Total Liabilities                                              13,590,636   13,878,257   13,086,577

Shareholders' Equity
Common Stock ($.01 par value at June 30, 1998 and $2.00 par value at December 31, 1997 and June 30, 1997), authorized 500,000,000 shares;
    issued and outstanding,  June 1998 - 80,385,041;
    December 1997 - 79,684,553; June 1997 - 39,363,421                    804      159,369       78,727
Capital Surplus                                                       340,872      168,920      160,375
Accumulated Other Comprehensive Income                                (25,958)     (24,766)      (7,836)
Retained Earnings                                                     824,756      813,684      850,903
--------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                      1,140,474    1,117,207    1,082,169
--------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                    $14,731,110  $14,995,464  $14,168,746
========================================================================================================

Consolidated Statements of Income (Unaudited)    Pacific Century Financial Corporation and subsidiaries
--------------------------------------------------------------------------------------------------------
                                                         3 Months    3 Months     6 Months     6 Months
                                                            Ended       Ended        Ended        Ended
                                                          June 30     June 30      June 30      June 30
(in thousands of dollars except per share amounts            1998        1997         1998         1997
--------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                      $191,065    $172,647     $378,215     $338,972
  Loan Fees                                                11,846       7,366       22,578       16,736
  Income on Lease Financing                                 6,650       5,550       12,533       10,322
  Interest and Dividends on Investment Securities
    Taxable                                                18,071      21,158       38,035       41,186
    Non-taxable                                               308         286          602          578
  Income on Investment Securities Available for S          42,568      38,546       84,038       77,547
  Interest on Deposits                                      9,656       9,228       16,139       18,658
  Interest on Security Resale Agreements                       --          22           --           85
  Interest on Funds Sold                                      872         736        1,962        1,624
--------------------------------------------------------------------------------------------------------
    Total Interest Income                                 281,036     255,539      554,102      505,708
Interest Expense
  Interest on Deposits                                     80,851      80,459      160,729      157,264
  Interest on Security Repurchase Agreements               32,345      28,399       62,943       55,032
  Interest on Funds Purchased                               6,810       5,493       13,720       11,793
  Interest on Short-Term Borrowings                         3,469       5,061        6,278        9,056
  Interest on Long-Term Debt                               10,799      11,128       21,952       22,529
--------------------------------------------------------------------------------------------------------
    Total Interest Expense                                134,274     130,540      265,622      255,674

Net Interest Income                                       146,762     124,999      288,480      250,034

Provision for Loan Losses                                  41,982       7,286       60,285       12,374
--------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Loss         104,780     117,713      228,195      237,660
Non-Interest Income
  Trust Income                                             13,871      12,742       27,831       26,109
  Service Charges on Deposit Accounts                       8,680       6,518       16,894       13,198
  Fees, Exchange, and Other Service Charges                18,867      17,538       37,777       32,193
  Other Operating Income                                   10,798       7,913       19,197       14,449
  Investment Securities Gains / (Losses)                      (45)      1,549        3,336        2,012
--------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                              52,171      46,260      105,035       87,961
Non-Interest Expense
  Salaries                                                 49,445      40,047       95,710       81,525
  Pensions and Other Employee Benefits                     12,725      12,426       27,632       27,510
  Net Occupancy Expense                                    10,799      11,218       21,907       21,555
  Net Equipment Expense                                    12,112       9,661       22,867       18,693
  Other Operating Expense                                  49,169      35,212       87,585       65,022
  Restructuring Charge                                     19,400          --       19,400           --
  Minority Interest                                           349         392          601          712
--------------------------------------------------------------------------------------------------------
    Total Non-Interest Expense                            153,999     108,956      275,702      215,017
--------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                  2,952      55,017       57,528      110,604
Provision (Credit) for Income Taxes                          (144)     19,411       20,412       39,517
--------------------------------------------------------------------------------------------------------

Net Income                                                 $3,096     $35,606      $37,116      $71,087
========================================================================================================
Basic Earnings Per Share                                    $0.04       $0.45        $0.47        $0.90
Diluted Earnings Per Share                                  $0.04       $0.44        $0.46        $0.88
Dividends Declared Per Share                              $0.1625       $0.15       $0.325        $0.30
Basic Weighted Average Shares                          80,258,217  78,799,958   80,070,764   79,117,490
Diluted Weighted Average Shares                        81,416,341  79,771,362   81,170,893   80,115,918
========================================================================================================

Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                                                              Other
                                                                  Common     Capital  Comprehensive Retained Comprehensive
(in thousands of dollars except per share amounts)     Total       Stock     Surplus         Income Earnings        Income
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                      $1,117,207    $159,369    $168,920       ($24,766)$813,684
Comprehensive Income
     Net Income                                       37,116        -           -              -      37,116       $37,116
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment                502        -           -               502     -              502
         Foreign Currency Translation Adjustment      (1,694)       -           -            (1,694)    -           (1,694)
                                                                                                             --------------
     Total Comprehensive Income                                                                                    $35,924
                                                                                                             ==============


Common Stock Issued
  125,889 Profit Sharing Plan                          2,851         224       2,627           -        -
  431,140 Stock Option Plan                            7,188         529       6,659           -        -
  138,738 Dividend Reinvestment Plan                   3,233         199       3,034           -        -
    4,721 Directors' Restricted Shares and
               Deferred Compensation Plan                115           2         113           -        -
Change in par value of common stock from
   $2.00 per share to $.01 per share                       -    (159,519)    159,519           -        -
Cash Dividends Paid                                  (26,044)       -           -              -     (26,044)
-------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                          $1,140,474        $804    $340,872       ($25,958)$824,756
=============================================================================================================

Balance at December 31, 1996                      $1,066,122     $79,918    $186,391        ($3,722)$803,535
Comprehensive Income
     Net Income                                       71,087        -           -              -      71,087       $71,087
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment             (1,434)       -           -            (1,434)    -           (1,434)
         Foreign Currency Translation Adjustment      (2,680)       -           -            (2,680)    -           (2,680)
                                                                                                             --------------
     Total Comprehensive Income                                                                                    $66,973
                                                                                                             ==============


Common Stock Issued
   57,643 Profit Sharing Plan                          2,552         115       2,437           -        -
  131,711 Stock Option Plan                            3,451         263       3,188           -        -
   72,163 Dividend Reinvestment Plan                   3,283         145       3,138           -        -
      770 Directors' Restricted Shares and
               Deferred Compensation Plan                 34           2          32           -        -
Stock Repurchased                                    (36,527)     (1,716)    (34,811)          -        -
Cash Dividends Paid                                  (23,719)       -           -              -     (23,719)
-------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                          $1,082,169     $78,727    $160,375        ($7,836)$850,903
=============================================================================================================

Consolidated Statements of Cash Flows    (Unaudited)         Pacific Century Financial Corporation and subsidiaries
--------------------------------------------------------------------------------------------------------------------
Six Months ended June 30
(in thousands of dollars)                                                                         1998         1997
--------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                                     $37,116      $71,087
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses, depreciation, and amortization of income and expense           58,936       11,683
      Deferred income taxes                                                                        147        6,281
      Realized and unrealized investment security gains                                         (3,549)      (1,971)
      Other assets and liabilities, net                                                          6,242      (14,195)
                                                                                         -------------- ------------
      Net cash provided by operating activities                                                 98,892       72,885
--------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from redemptions of investment securities held to maturity                            380,782       59,641
Purchases of investment securities held to maturity                                            (73,215)     (32,765)
Proceeds from sales of investment securities available for sale                              1,101,307      304,648
Purchases of investment securities available for sale                                       (1,246,336)    (344,052)
Net decrease (increase) in interest-bearing deposits                                          (180,067)      74,162
Net decrease in funds sold                                                                      48,742       54,562
Net decrease (increase) in loans and lease financing                                           256,805     (274,587)
Premises and equipment, net                                                                    (24,093)     (12,380)
Purchase of Bank of Hawaii (PNG) Ltd., net of cash and non-interest
      bearing deposits acquired                                                                     --       (5,371)
Purchase of Paribas Bank, net of cash and non-interest
      bearing deposits acquired                                                                  6,327           --
Purchase of Home Savings of America branches, net of cash and non-interest
      bearing deposits acquired                                                                     --      235,020
                                                                                         -------------- ------------
      Net cash provided by investing activities                                                270,252       58,878
--------------------------------------------------------------------------------------------------------------------
Financing Activities
Net decrease in demand, savings, and time deposits                                            (372,670)     (72,584)
Proceeds from lines of credit and long-term debt                                                    --       14,207
Principal payments on lines of credit and long-term debt                                       (41,726)    (244,717)
Net increase (decrease) in short-term borrowings                                              (160,176)     127,955
Net proceeds (payments) from sale (repurchase) of stock                                         13,387      (27,207)
Cash dividends                                                                                 (26,044)     (23,719)
                                                                                         -------------- ------------
      Net cash used by financing activities                                                   (587,229)    (226,065)

Effect of exchange rate changes on cash                                                         (1,694)      (2,680)
                                                                                         -------------- ------------
      Decrease in cash and non-interest bearing deposits                                      (219,779)     (96,982)

Cash and non-interest bearing deposits at beginning of year                                    795,332      581,221
                                                                                         -------------- ------------
Cash and non-interest bearing deposits at end of period                                       $575,553     $484,239
====================================================================================================================
/TABLE

Note 1.      Basis of Presentation

       The accompanying unaudited consolidated financial statements of Pacific Century Financial Corporation (Pacific Century) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments of a normal and recurring nature, including adjustments related to completed acquisitions which are necessary for a fair presentation of the results for the interim periods, and should be read in conjunction with the audited consolidated financial statements and related notes included in Pacific Century's 1997 Annual Report to Shareholders. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

       International operations include certain activities located domestically in Hawaii, as well as branches and subsidiaries domiciled outside the United States. The operations of Bank of Hawaii and Bancorp Pacific, Inc. located in the West and South Pacific that are denominated in U.S. dollars are classified as domestic. Pacific Century's international operations are primarily located in Japan, South Korea, Singapore, Hong Kong, Taiwan, French Polynesia and New Caledonia.

       Certain amounts in prior period financial statements have been reclassified to conform with the 1998 presentation.

Note 2.      Recent Accounting Pronouncements

       Effective January 1, 1998, Pacific Century adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." With the adoption of SFAS No. 130, the format of the Consolidated Statements of Shareholders' Equity has changed to provide the required disclosures, and prior interim periods have been reclassified to conform with the statement.
The adoption of SFAS No. 130 had no material effect on Pacific Century's financial position or results of operations.

       In February 1998, the Financial Accounting Standards Board
(FASB) issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes, to the extent practicable, disclosure requirements and requires additional information on changes in benefit obligations, fair value of plan assets and certain other disclosures. It also eliminates certain disclosures that were previously required. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The implementation of SFAS No. 132 will have no impact on Pacific Century's financial position or results of operations.

       In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments by requiring the recognition of those instruments as assets or liabilities in the statement of financial condition, measured at fair value. Gains or losses resulting from changes in the fair values of derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 requires matching the timing of gain or loss recognition on derivative instruments with the recognition of the changes in the fair value of the hedged asset or liability that is attributed to the hedged risk or the effect on earnings of the hedged forecasted transaction. SFAS No. 133 will become effective for fiscal years beginning after June 15, 1999. It is expected that the adoption of SFAS No. 133 will not have a material impact on Pacific Century's financial position or results of operations.

Note 3.      Acquisitions

       In May 1998, Pacific Century concluded an agreement to acquire the interest of Group Paribas in Banque Paribas Pacifique in New Caledonia and Banque Paribas Polynesie in French Polynesia. As of June 30, 1998, Banque Paribas Pacifique and Banque Paribas Polynesie had total assets of approximately $224 million and $80 million, respectively. The acquisitions were accounted for under the purchase method and the combined recorded goodwill of approximately $17.1 million is being amortized over 15 years on a straight line basis.

Note 4.      Earnings Per Share

        On December 12, 1997, a two-for-one stock split in the form of a 100% stock dividend was distributed to shareholders. Prior period EPS data in the consolidated financial statements have been retroactively adjusted to reflect the stock split.

       On December 31, 1997, Pacific Century adopted SFAS No. 128
"Earnings Per Share." All reported prior period earnings per share (EPS) information have been restated in accordance with SFAS No. 128.

       For the three and six months ended June 30, 1998 and 1997, there were no adjustments to net income (the numerator) for purposes of computing basic and diluted EPS. The weighted average shares (the denominator) for computing basic and diluted EPS for the three and six months ended June 30, 1998 and 1997 are presented in the Consolidated Statements of Income. Included in the weighted average shares for computing diluted EPS is the dilutive effect of stock options of 1,158,124 and 971,404 shares for the quarter ended June 30, 1998 and 1997, respectively, and 1,100,129 and 998,428 shares for the six months ended June 30, 1998 and 1997, respectively.

Note 5.      Income Taxes

       The provision for income taxes is computed by applying statutory federal and state income tax rates to income before income taxes as reported in the consolidated financial statements after adjusting for non-taxable items, principally from certain state tax adjustments, tax exempt interest income, bank owned life insurance income, and low income housing and investment tax credits.

Note 6.      Restructuring Charge

       In the second quarter of 1998, Pacific Century recognized a pre-tax restructuring charge of $19.4 million in connection with its previously announced strategic actions to accelerate expense reduction and improve efficiency. These actions, which will be taken over the next two years, include the merger in Hawaii of First Federal Savings and Loan Association of America with Bank of Hawaii, the merger of the two U.S. Mainland banks into a single nationally chartered entity, and the outsourcing of various functions. The merger of the two Hawaii-based companies includes the closing of approximately 25% of the combined branches in the State of Hawaii. The restructuring charge includes expected direct and incremental costs associated with these actions and consists primarily of employee severance payments, lease termination costs, losses on disposal of premises and other fixed assets, and certain data processing related costs including the write-off of redundant systems.

Note 7.      Shareholders' Equity

       At Pacific Century's Annual Meeting in April 1998, shareholders approved a proposal to change the state of incorporation of Pacific Century from Hawaii to Delaware. The reincorporation in Delaware was effective on April 24, 1998. The Delaware Certificate of Incorporation authorizes 500,000,000 shares of Common Stock and reduces the par value to $.01 per share from $2.00 per share under the Hawaii Restated Articles of Incorporation.
Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations


Performance Highlights

       Pacific Century Financial Corporation (Pacific Century) reported earnings for the three months ended June 30, 1998 of $3.1 million, compared to $35.6 million in the same quarter in 1997. Basic earnings per share were $0.04 in 1998's second quarter, compared to $0.45 in the same year ago quarter. Diluted earnings per share in the June 1998 quarter were $0.04, down from $0.44 in the second quarter of 1997.

       For the six months ended June 30, 1998, earnings were $37.1 million, a decrease of 47.8% from $71.1 million in the same period last year. Basic earnings per share were $0.47 in the first half of 1998, down from $0.90 for the same year ago period. Diluted earnings per share were $0.46 in the first six months of 1998, compared to $0.88 in the comparable period last year.

       The decline in 1998 earnings is attributed to a pre-tax restructuring charge of $19.4 million and an increase in the second quarter provision for loan losses to $42.0 million. The restructuring charge relates to Pacific Century's earlier announcement to merge First Federal Savings and Loan Association of America (First Federal) into Bank of Hawaii and to close approximately 25% of the combined branches in the State of Hawaii. In addition, Pacific Century will merge its two mainland subsidiaries banks into one nationally chartered entity.
Expenses related to completing these actions are included in the restructuring charge. For further information, see the section on Restructuring Plan in this report.

       The higher provision for loan losses reflects gross charge-offs of $29.7 million for the second quarter of 1998, an increase of $9.3 million over the March 1998 quarter. Foreign loan charge-offs in the current quarter totaled $16.0 million, up $5.8 million over the prior quarter and largely reflects charge-offs related to loans in Thailand and Indonesia. In addition, commercial loan charge-offs rose in the second quarter due to a $5.5 million charge-off of one Hawaii-based loan. For further information, see the Summary of Loan Loss Experience section in this report.

       Performance ratios for the six months ended June 30, 1998 were down from those reported in the like 1997 period. On an annualized basis, return on average assets (ROAA) was 0.50% and return on average equity (ROAE) was 6.53% in the first half of 1998. Comparatively, ROAA and ROAE for the first six months of 1997 were 1.04% and 13.37%, respectively, and for the full year 1997 were 0.98% and 12.57%, respectively.

       Operating results under a tangible performance basis excludes from reported earnings the after tax impact of amortization of all intangibles, including goodwill. On a tangible performance basis, Pacific Century's earnings were $43.9 million for the six months ended June 30, 1998, compared to $75.6 million for the same period last year. On a per share basis, tangible diluted earnings per share were $0.54 and $0.94 for the first half of 1998 and 1997, respectively.

       Non-performing assets, excluding accruing loans past due 90 days or more, ended the current quarter at $139.3 million, or 1.47% of total loans, up from $97.1 million, or 1.02% of total loans, at December 31, 1997. This increase is primarily due to a rise in the foreign and commercial categories. The foreign increase includes non-performing assets acquired in the May 1998 acquisitions of Banque Paribas Pacifique and Banque Paribas Polynesie. The increase in the commercial category is attributed to the addition of a large Hawaii loan and is related to the charge-off referred to earlier.

       Asia continues to remain the focus of Pacific Century's attention. At the end of the second quarter, financial volatility remains in those Asian countries that have been impacted by an economic and liquidity crisis that began in mid-1997. Pacific Century is carefully following developments in the region, monitoring its credit exposure in those countries that are experiencing financial difficulties, and taking action on credit reserves as appropriate under the circumstances. Additional information regarding Asian events are included in the International Operations section of this report.

       Pacific Century's operating performance has been impacted by Hawaii's weak economy. The current forecast among economists is for Hawaii's gross state product to exhibit little growth in 1998, continuing a trend that stretches back to 1991. In addition, recent financial turbulence in Asian markets is expected to challenge the Hawaiian economy to improve in the near term. The Asian economic crisis has weakened the currency exchange rates of certain countries in the Pacific region relative to the U.S. dollar and has resulted in lowering the number of Asian visitors to Hawaii and reducing the level of their spending. Recent increases in the number of U.S. Mainland visitors, however, have partially offset the decline in the Asian market. Additionally, the Asian crisis could adversely affect the economies of other countries in the Pacific in which Pacific Century conducts business.

       Pacific Century completed its purchase of approximately $20 million (U.S. dollar equivalent) in Bank of Queensland 6.375% convertible notes in April 1998. The Bank of Queensland is located in northeastern Australia, and the purchase will enable Pacific Century to broaden its geographic reach in the Pacific Rim.

       In May 1998, Pacific Century completed its acquisition of Group Paribas' interest in Banque Paribas Pacifique in New Caledonia and Banque Paribas Polynesie in French Polynesia. As of June 30, 1998, Banque Paribas Pacifique and Banque Paribas Polynesie had total assets of approximately $224 million and $80 million, respectively.

       The acquisitions of Banque Paribas Pacifique and Banque Paribas Polynesie, California United Bank (CUB) in July 1997, and Bank of Hawaii (PNG) Ltd. in March 1997 affect the comparability between those amounts reported in the June 30, 1998 consolidated financial statements and the corresponding amounts in the June 30, 1997 statements.


Pacific Century Markets

       Pacific Century's oldest and largest market is Hawaii, where operations are conducted primarily through its subsidiaries Bank of Hawaii and First Federal. Over the past four decades, Pacific Century's strategy has called for expanding outside of Hawaii, with emphasis on key Pacific locations. Today, Pacific Century's strategic focus is to provide targeted financial services to four primary markets: Hawaii, the Pacific, Asia, and the U.S.
Mainland.


Restructuring Plan

       On February 17, 1998, Pacific Century announced a two-year restructuring plan to accelerate expense reduction and improve Pacific Century's efficiency. In the initial phase, the program calls for First Federal Savings and Loan Association of America (First Federal), which was acquired by Pacific Century in 1990, to be merged with Bank of Hawaii. First Federal branches will be consolidated into the Bank of Hawaii network, and up to 25 branches in Hawaii (approximately 25% of the combined First Federal and Bank of Hawaii total) will be closed over the next two years.

       Pacific Century's U.S. Mainland operations will also be merged into one nationally chartered entity, to be headquartered in California. California United Bank (CUB), acquired in 1997, and Pacific Century Bank, N.A. located in Phoenix, Arizona, will be consolidated under the name Pacific Century Bank, N.A.

       When these initial actions are fully implemented, Pacific
Century expects to realize annualized pre-tax expense reductions of approximately $22 million.

       In July 1998, the necessary regulatory approvals to complete the restructuring actions were obtained. With these approvals, a $19.4 million restructuring charge was taken against second quarter earnings. The restructuring charge consists of direct and incremental costs that are primarily associated with closing facilities, staffing, and outsourcing.

       Pacific Century's restructuring program will continue in 1999 with a comprehensive nine-month redesign process to increase revenues and further improve efficiency. Pacific Century has contracted with a nationally recognized corporate redesign specialist to orchestrate this activity.


Risk Elements in Lending Activities

       Total loans outstanding were $9.4 billion as of June 30, 1998, compared to $9.5 billion at year-end 1997 and $9.0 billion at June 30, 1997. Comparability between periods is impacted by the July 1997 CUB and May 1998 Banque Paribas acquisitions. As of June 30, 1998, CUB reported outstanding loans of $480 million, while the two Paribas banks reported loans in the aggregate of $211 million. Excluding the effects of these acquisitions, total loans as of the end of the current quarter would have declined slightly from both year-end 1997 and June 30, 1997. The following table presents Pacific Century's total loan portfolio for the periods indicated.

Loan Portfolio Balances    Pacific Century Financial Corporation and subsidiaries
----------------------------------------------------------------------------------
                                               June 30    December 31     June 30
(in millions of dollars)                          1998           1997        1997
----------------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial                  $2,241.7       $2,104.3    $1,860.6
   Real Estate
          Construction -- Commercial             261.7          268.1       242.2
                       -- Residential             14.9           12.9        16.3
           Mortgage -- Commercial              1,323.5        1,354.5     1,219.4
                    -- Residential             2,678.1        2,738.9     2,671.8
   Installment                                   843.8          891.6       845.7
   Lease Financing                               497.8          519.4       482.3
----------------------------------------------------------------------------------
     Total Domestic                            7,861.5        7,889.7     7,338.3
----------------------------------------------------------------------------------
Foreign Loans                                  1,587.9        1,608.7     1,680.5
----------------------------------------------------------------------------------
     Total Loans                              $9,449.4       $9,498.4    $9,018.8
==================================================================================

Commercial and Industrial Loans

       Commercial and Industrial (C & I) loans ended the second quarter of 1998 at approximately $2.2 billion, up 6.5% from year-end 1997. This growth reflects a rise in the C & I portfolio in Hawaii, the U.S. Mainland and the West Pacific. Compared to the same year ago date, C & I loans showed an increase of $381.1 million, which is mostly attributed to the CUB acquisition and reflects CUB's emphasis on commercial lending. The proportion of C & I loans to the total loan portfolio rose to 23.7% at June 30, 1998 from 22.2% and 20.6% at year-end 1997 and June 30, 1997, respectively.


Real Estate Loans

       As of June 30, 1998, real estate loans as a group represented 45.3% of total loans, down from 46.0% at the same date in 1997. The table above presents the composition of real estate loans, which consists of both residential and commercial mortgages. Residential mortgage loans continue to represent the largest component in the real estate group totaling $2.7 billion at June 30, 1998, down 2.2% from year-end 1997 and up slightly over June 30, 1997.

       Commercial mortgage loans were approximately $1.3 billion at both June 30, 1998 and year-end 1997 and approximately $1.2 billion at June 30, 1997. About 70% of commercial mortgage loans are secured by real estate located in Hawaii, with the remainder mostly in Guam, California and Arizona. The commercial real estate portfolio is diversified in the types of properties securing the obligations, which include shopping centers, commercial/industrial/warehouse facilities, and office buildings. Generally, loans secured by commercial/industrial/warehouse and office buildings are either solely or partially owner-occupied.

       Total construction loans (both residential and commercial) at June 30, 1998 represent 2.9% of the total loan portfolio. As of June 30, 1998, total construction loans totaled $276.6 million, a decrease of 1.6% from year-end 1997 and an increase of 7.0% over June 30, 1997. These loans tend to be short-term in nature with permanent take out financing commitments in place before the construction begins.


Foreign Loans

       Foreign loans at the end of 1998's second quarter totaled approximately $1.6 billion, down 1.3% and 5.5% from year-end 1997 and June 30, 1997, respectively. Excluding the effects of the May 1998 Paribas acquisitions, foreign loans as of June 30, 1998 would have declined by about 14.4% from year-end 1997. At June 30, 1998 foreign loans represented 16.8% of the total loan portfolio, down from 16.9% and 18.6% at year-end 1997 and June 30, 1997, respectively.

       As of June 30, 1998, foreign loans in the South Pacific totaled $983 million, an increase of 28.2% from $767 million at year-end 1997 reflecting the May 1998 acquisitions in New Caledonia and French Polynesia. Most of the South Pacific loans are in two subsidiary banks, Banque de Tahiti and Bank of Hawaii-Nouvelle Caledonie, which in the aggregate held loans of $887 million at the end of the second quarter of 1998.

       Excluding South Pacific loans, the remaining foreign loans are mostly in Asia. Loans in this group totaled $605 million at June 30, 1998, down 28.1% from $842 million at year-end 1997. Pacific Century's Asian business emphasis is primarily on correspondent banking, trade finance and working capital loans for companies that have business interests in the Asia-Pacific markets. The majority of Asian loans are short-term and are largely based on Pacific Century's traditional focus on relationships.

       Additional information on Asian credit exposure and recent
Asian economic events are contained in the International
Operations section of this report.


Other Lending

       Other lending includes installment loans and lease financing. Installment loans ended the second quarter of 1998 at $843.8 million, compared to $891.6 million at year-end 1997 and $845.7 million at June 30, 1997. Credit cards (included in the installment totals) were $273.9 million as of June 30, 1998, down 5.1% from year-end 1997. Also included in the installment category are consumer installment loans, which totaled $569.9 million at June 30, 1998, compared to $602.9 million at December 31, 1997. These loans consist mainly of auto loans (direct and indirect), unsecured creditlines, and guaranteed student loans.

       Lease financing as of June 30, 1998, declined 4.2% from year-end 1997 and was up slightly from the same year ago date.
At June 30, 1998, total leases outstanding were $497.8 million, compared to $519.4 million at year-end 1997 and $482.3 million at June 30, 1997.


Non-Performing Assets and Past Due Loans

       Pacific Century's non-performing assets (NPAs) consist of non-accrual loans, restructured loans and foreclosed real estate. As of June 30, 1998, NPAs totaled $139.3 million, or 1.47% of total loans outstanding. Comparatively, this ratio was 1.02% at year-end 1997 and 1.04% at the same year ago date. In dollars, total NPAs have increased from the $97.1 million reported at year-end 1997 and $93.6 million at June 30, 1997. The increase in non-performing assets mostly results from a rise in the foreign and commercial categories.

       Non-accrual loans were $126.1 million at June 30, 1998, up $36.8 million from year-end 1997. This increase is mainly due to higher foreign non-accruals, which stood at $59.7 million at June 30, 1998, reflecting a rise of $19.8 million over year-end 1997. Included in the current quarter-end foreign total were $11.2 million in non-accrual loans relating to the recently acquired Banque Paribas Pacifique and Banque Paribas Polynesie. As of June 30, 1998, foreign non-accruals primarily consisted of $35.6 million in French Polynesia and New Caledonia, $19.7 million in Thailand and $2.0 million in Indonesia. Also contributing to the increase in non-accrual loans during the first six months of 1998, was a $13.0 million rise in the commercial category that reflects the addition of a $15.5 million Hawaii-based loan in conjunction with a partial charge-off taken in the June quarter.

       Foreclosed real estate was $11.6 million at June 30, 1998 compared to $6.2 million at year-end 1997 and $11.6 million at June 30, 1997. The increase in foreclosed real estate from year-end 1997 is mostly due to the addition of one C & I property. Excluding this property, foreclosed real estate as of June 30, 1998 consisted primarily of residential properties located in Hawaii. Total foreclosed real estate remains at a low level representing 0.08% of total assets as of June 30, 1998.

       Accruing loans past due 90 days or more declined to $22.1 million at June 30, 1998 from $25.0 million at year-end 1997.
Compared to the same time last year, accruing loans past due 90 days were down $0.5 million.

       Total NPAs and loans 90 days past due totaled $161.4 million at June 30, 1998, compared to $122.1 million and $116.2 million at year-end 1997 and June 30, 1997, respectively. Total NPAs and loans 90 days past due represented 1.71% of total loans outstanding at June 30, 1998, compared to 1.29% at both year-end 1997 and June 30, 1997.

       The following table presents NPAs and accruing loans past due 90 days or more for the periods indicated.

Pacific Century Financial Corporation and subsidiaries
Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More
--------------------------------------------------------------------------------------------
                                                         June 30   December 31      June 30
(in millions of dollars)                                    1998          1997         1997
--------------------------------------------------------------------------------------------
Non-Accrual Loans
       Commercial                                          $23.7         $10.7        $16.6
       Real Estate
         Construction                                        2.2           1.0          0.7
         Commercial                                          3.4           2.8          3.5
         Residential                                        35.2          32.9         35.7
       Installment                                           1.9           2.0          1.7
       Leases                                                 --            --          0.3
       Foreign                                              59.7          39.9         23.5
                                                    ----------------------------------------
             Subtotal                                      126.1          89.3         82.0


Restructured Loans
       Real Estate
         Commercial                                          1.6           1.6           --
                                                    ----------------------------------------
             Subtotal                                        1.6           1.6           --


Foreclosed Real Estate
       Domestic                                             11.6           6.2         11.6
                                                    ----------------------------------------
             Subtotal                                       11.6           6.2         11.6
                                                    ----------------------------------------
         Total Non-Performing Assets                       139.3          97.1         93.6
                                                    ----------------------------------------

Accruing Loans Past Due 90 Days or More
       Commercial                                            2.4           2.0          0.7
       Real Estate
         Construction                                        4.2            --          0.1
         Commercial                                          0.9           0.6          0.3
         Residential                                         2.4           7.3          2.6
       Installment                                           6.4           7.6          8.2
       Leases                                                0.9           0.1          0.2
       Foreign                                               4.9           7.4         10.5
                                                    ----------------------------------------
             Subtotal                                       22.1          25.0         22.6
                                                    ----------------------------------------
         Total                                            $161.4        $122.1       $116.2
                                                    ========================================
--------------------------------------------------------------------------------------------
Ratio of Non-Performing Assets
       to Total Loans                                       1.47%         1.02%        1.04%
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Ratio of Non-Performing Assets
       and Accruing Loans Past Due
       90 Days or More to Total Loans                       1.71%         1.29%        1.29%
--------------------------------------------------------------------------------------------
/TABLE

Summary of Loan Loss Experience

       As of June 30, 1998, the reserve for loan losses totaled $204.0 million, representing 2.21% of loans outstanding. Comparatively, this ratio was 1.88% and 1.90% at year-end 1997 and June 30, 1997, respectively. During the current quarter, the reserve for loan losses increased $28.8 million over the prior quarter-end, reflecting primarily loan provisions that exceeded net charge-offs by $16.0 million and reserves acquired of $13.6 million from the two Banque Paribas acquisitions.

       The provision for loan losses was $42.0 million in the second quarter of 1998, up from $18.3 million in the March 1998 quarter and $7.3 million in the June 1997 quarter. The higher second quarter provision exceeded net charge-offs of $26 million and increased the reserve for loan losses in recognition of the continuing financial volatility in Asia. In the first half of 1998, the provision for loan losses totaled $60.3 million, an increase of $47.9 million from $12.4 million in the same period last year.

       Gross charge-offs were $29.7 and $50.1 million during the second quarter and first half of 1998, up from $20.4 million in the March 1998 quarter and $19.1 million in the first six months of 1997. Foreign loan charge-offs in the June 1998 quarter were $16.0 million, an increase of $5.8 million over the prior quarter and for the first half of 1998 were $26.2 million, compared to zero in the same 1997 period. The increase in foreign charge-offs is attributed to the negative effects of the Asian economic and financial crisis. Included in the foreign category were Asian charge-offs of $14.0 million in Thailand and $2.0 million in Indonesia in the second quarter of 1998 and $8.1 million in Thailand in the first quarter of 1998. An additional $1.0 million in Indonesian exposure was charged-off in the June 1998 quarter as a domestic credit. For the three and six months ended June 30, 1998, C & I charge-offs increased $3.9 million and $4.8 million, respectively, over the comparable periods in 1997 and reflects a $5.5 million partial charge-off recognized in June on a loan secured by commercial real estate in Hawaii.

       In the current quarter, recoveries increased to $3.7 million, compared to $2.5 million in the prior quarter. Recoveries in the first half of 1998 were $6.2 million, down from $9.2 million in the same year ago period. Net charge-offs in the current quarter were $26.0 million, or 1.08% of average loans, compared to $17.9 million, or 0.78% of average loans in the March 1998 quarter and $8.4 million, or 0.39% in the June 1997 quarter. For the first half of 1998, net charge-offs were $43.9 million, or 0.93% of average loans, compared to $9.9 million, or 0.23% of average loans in the first half of 1997.

       A detailed breakdown of the loan loss reserve including charge-offs and recoveries by category is presented in the following table.

Summary of Loan Loss Experience                Pacific Century Financial Corporation and subsidiaries
------------------------------------------------------------------------------------------------------
                                                     Second      Second      First Six      First Six
                                                    Quarter     Quarter         Months         Months
(in millions of dollars)                               1998        1997           1998           1997
------------------------------------------------------------------------------------------------------
Average Amount of Loans Outstanding                $9,619.7    $8,659.0       $9,427.9       $8,568.2
Balance of Reserve for Loan Losses
   at Beginning of Period                            $175.2      $170.1         $174.4         $167.8
Loans Charged-Off
   Commercial and Industrial                            7.2         3.3            9.5            4.7
   Real Estate - Mortgage
     Commercial                                         0.2         0.2            0.2            0.2
     Residential                                        0.2         0.6            0.8            0.7
   Installment                                          6.0         7.7           13.2           13.3
   Foreign                                             16.0          --           26.2             --
   Leases                                               0.1         0.1            0.2            0.2
------------------------------------------------------------------------------------------------------
Total Charged-Off                                      29.7        11.9           50.1           19.1
Recoveries on Loans Previously Charged-Off
   Commercial and Industrial                            1.0         1.0            1.6            5.3
   Real Estate - Mortgage
     Commercial                                         1.0         0.3            1.0            0.3
     Residential                                        0.1         0.7            0.2            0.7
   Installment                                          1.5         1.5            3.0            2.8
   Foreign                                              0.1          --            0.4            0.1
------------------------------------------------------------------------------------------------------
Total Recoveries                                        3.7         3.5            6.2            9.2
------------------------------------------------------------------------------------------------------
Net Charge-Offs                                       (26.0)       (8.4)         (43.9)          (9.9)
Provision Charged to Operating Expenses                42.0         7.3           60.3           12.4
Other Net Additions (Deductions) *                     12.8        (1.2)          13.2           (2.5)
------------------------------------------------------------------------------------------------------
Balance at End of Period                             $204.0      $167.8         $204.0         $167.8
======================================================================================================
Ratio of Net Charge-Offs to
  Average Loans Outstanding  (annualized)              1.08%       0.39%          0.93%          0.23%
------------------------------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding                  2.21%       1.90%          2.21%          1.90%
------------------------------------------------------------------------------------------------------
* Includes balance transfers, reserves acquired, and foreign currency translation adjustments.
/TABLE

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

       An important part of Pacific Century's strategy is to facilitate trade activity within and across the Pacific. Providing trade financing in both directions throughout the Pacific provides short-term exposure and generates fee income for letters of credit and bankers acceptances. Letters of credit and bankers acceptances sold with recourse (which are off-balance sheet transactions) are considered in Pacific Century's overall country exposure analysis, but not in the cross-border asset analysis.

       Pacific Century's foreign assets consist of both local currency and cross-border lending. Local currency lending are those loans that are funded and will be repaid in the currency of the borrower's country. Cross-border lending, on the other hand, involves credits denominated in a currency other than that of the country in which a borrower is located. This type of lending involves additional risks arising from a country's reserve position, exchange and transfer restrictions, and fluctuations in the currency exchange rate.

       Pacific Century's total credit exposure on a cross-border basis was approximately $1.5 billion at June 30, 1998, down from $1.6 billion in the first quarter of 1998 and up slightly over year-end 1997. Cross-border interbank placements and loans were $815 million at June 30, 1998, compared to $987 million at March 31, 1998 and $835 million at December 31, 1997. The table below presents for June 30, 1998, March 31, 1998 and December 31, 1997 a geographic distribution of Pacific Century's cross-border assets in each country in which such assets exceeded 0.75% of total assets.

Geographic Distribution of Cross-Border International Assets (1)
                             Government
                              and Other         Banks and      Commercial
                               Official   Other Financial  and Industrial
(in millions of dollars)   Institutions  Institutions (2)       Companies        Total
----------------------------------------------------------------------------------------------------
At June 30, 1998
  Japan                          $    -            $216.1          $147.5    $   363.6
  South Korea                      85.1             106.3           138.2        329.6
  Taiwan                              -             118.8            43.2        162.0
  All Others                       29.5             374.0           192.7        596.2
----------------------------------------------------------------------------------------------------
                                 $114.6            $815.2          $521.6     $1,451.4
====================================================================================================

At March 31, 1998
  Japan                           $   -            $342.5          $138.9    $   481.4
  South Korea                         -             204.3           142.6        346.9
  Taiwan                              -             146.3            50.1        196.4
  All Others                       30.0             293.6           218.7        542.3
----------------------------------------------------------------------------------------------------
                                  $30.0            $986.7          $550.3     $1,567.0
====================================================================================================

At December 31, 1997
  Japan                          $    -            $253.1          $136.8     $   389.9
  South Korea                         -             219.7           193.5        413.2
  Taiwan                           57.5              39.5            23.8        120.8
  All Others                       48.4             322.9           154.5        525.8
----------------------------------------------------------------------------------------------------
                                 $105.9            $835.2          $508.6     $1,449.7
====================================================================================================

(1) Cross-border outstandings are defined as foreign monetary assets that are payable to Pacific Century in
U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S.
dollars or other non-local currencies.  Monetary assets include loans, acceptances, and interest-bearing deposits with other banks.
(2) Includes U.S. dollar advances to foreign branches and affiliate banks which were used to fund local currency transactions.  Totals for June 30, 1998, March 31, 1998 and December 31, 1997 were $380.5 million,
$479.1 million and $419.9 million, respectively.


       The Asian economic turmoil that began in mid-1997 has adversely impacted the economies of many countries in the region. Those countries affected have experienced a significant devaluation of their currencies relative to the U.S. dollar, as well as higher interest rates and a general tightening of credit. These problems have made it more difficult for borrowers in those countries to obtain and repay credit. Through the end of the second quarter, economic uncertainty still remains in many Asian countries. Pacific Century is closely following the developments in Asia and has adjusted its activities in the region. In view of the risks, Pacific Century has increased its provision for loan losses in 1998 as more fully discussed in the section on Summary of Loan Loss Experience. Pacific Century will continue to monitor its activities on a country by country basis as events evolve and will take such actions on credit reserves and business strategy as appropriate under the circumstances.

       Those countries that have been affected most from the current economic turmoil are Thailand, Indonesia and South Korea, which have all experienced liquidity problems, currency devaluation, and erosion of investor confidence that required the intervention of the International Monetary Fund. These events have generally resulted in severe financial problems for the corporate and financial sectors in those countries and have created a high level of volatility in the financial markets. At Pacific Century, all exposures relating to South Korea, Japan, Taiwan, Hong Kong, the Philippines and Malaysia ended both year-end 1997 and June 30, 1998 on a performing status. Early in the second quarter, Pacific Century exchanged $83.5 million of short-term Korean bank loans for loans that are guaranteed by the Republic of Korea, mature over three years, and bear interest at rates of 2.25% to 2.75% over the six-month London Interbank Offering Rate.

       Within Asia, the two most problematic economies remain Thailand and Indonesia, where Pacific Century's cross-border credit assets at June 30, 1998 was approximately $39 million and $18 million, respectively, compared to $74 million and $21 million, respectively, at year-end 1997. In the first quarter of 1998, $5.4 million in U.S. dollar denominated Thai finance company loans were exchanged for Thai baht denominated government deposits. Charge-offs relative to Thai and Indonesian exposures in the first half of 1998 totaled $22.1 million and $3.0 million, respectively. Included in the charge-off total for Indonesian exposures was a $1 million credit that was classified as a domestic loan. Total Thai non-performing assets at June 30, 1998 were $19.7 million, up from $17.6 million at year-end 1997. With respect to Indonesia, non-performing credits totaled $2 million at June 30, 1998.


Capital

       At June 30, 1998, Pacific Century's total capital was $1.1 billion, an increase of $23 million over year-end 1997.
Dividends in the second quarter were paid at $0.1625 per share.

       Regulatory risk-based capital remained well above minimum guidelines. At June 30, 1998, Pacific Century's Total Capital, Tier 1 Capital and leverage ratios were 11.66%, 9.56% and 6.88%, respectively. This compares with year-end 1997, when the Total Capital Ratio was 11.65%, the Tier 1 Capital Ratio was 9.34% and the leverage ratio was 7.21%. Regulatory guidelines prescribe a minimum Total Capital Ratio of 10%, a Tier 1 Capital Ratio of 6% and a leverage ratio of 5% for an institution to qualify as "well capitalized." Pacific Century's strategy is to maintain its capital ratios at levels to meet this qualification to benefit from the financial and regulatory incentives provided to "well capitalized" institutions.


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

       The simulation model is used to estimate the change in NII from a gradual increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period relative to what the NII would have been if interest rates had not changed. Based on the result of the model as of June 30, 1998, a 200 basis points rise in interest rate would have resulted in a decline in NII of 1.8%, while a 200 basis points drop in interest rates would have resulted in an increase in NII of 2.1%. Comparatively, as of year-end 1997, a 200 basis points rise in interest rates would have resulted in a decline in NII of 2.0%, while a 200 basis points drop in interest rates would have resulted in an increase in NII of 2.3%. The resulting estimate in NII exposure is well within the approved ALCO guidelines and presents a balance sheet exposure that is slightly liability sensitive. A liability sensitive exposure would imply a favorable short-term impact on NII in periods of declining interest rates.

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

       On the other hand, Pacific Century is exposed to foreign currency exchange rate changes from the capital invested in its foreign subsidiaries and branches located throughout the South Pacific and Asia. These investments are designed to diversify the total balance sheet exposure. While a portion of the capital investment in French Polynesia and New Caledonia is offset by a borrowing denominated in French Francs or foreign exchange currency hedge transactions, the remainder of these capital positions, aggregating approximately $93.1 million, is not hedged.

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

       Presented below is Pacific Century's foreign currency exposure from its net investments in subsidiaries and branch operations that are denominated in a foreign currency as measured by the VAR as of June 30, 1998 and December 31, 1997.

                     Market Risk Exposure From Changes in Foreign Exchange Rates
----------------------------------------------------------------------------------------------------
                                      June 30, 1998              December 31, 1997
(in millions of dollars)     Book Value   Value-at-Risk    Book Value   Value-at-Risk
----------------------------------------------------------------------------------------------------
Net Investments in Foreign
  Subsidiaries and Branches
     Japanese Yen                 $11.4            $3.2         $11.0            $1.9
     Korean Won                    35.9            12.1          29.5            23.0
     Pacific Franc (1)             22.3             2.6          24.3             3.7
     Other                         23.5            12.2          29.5             8.9
                                -------         -------       -------         -------
       Total                      $93.1           $30.1         $94.3           $37.5
                                =======         =======       =======         =======

(1)  Net of borrowing denominated in French Francs of $42.4 million and $43.0 million as of June 30, 1998 and December 31, 1997, respectively and foreign exchange hedge transactions of $24.7 million as of June 30,
1998.
----------------------------------------------------------------------------------------------------

Trading Activities
       Pacific Century's trading activities include foreign currency and foreign exchange contracts that expose Pacific Century to a modest degree of foreign currency risk. These transactions are executed on behalf of customers and for Pacific Century's own account. Pacific Century, however, manages its trading account such that it does not maintain significant foreign currency open positions. To measure the exposure of these open positions, Pacific Century uses the VAR methodology described above. The VAR measurement for trading activities as of June 30, 1998 continues to be immaterial.


Liquidity

       Liquidity is managed to ensure that Pacific Century has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner.

       As of June 30, 1998, total deposits declined 1.1% to $9.5 billion from $9.6 billion at year-end 1997. During this period, domestic deposits declined $182 million, while foreign deposits rose $80 million. The rise in foreign deposits is due to the Banque Paribas acquisitions and was partially offset by the effects of declining foreign currency rates in certain Asia-Pacific markets. Part of the decline in domestic deposits is attributed to a shift of public time deposits into securities sold under agreements to repurchase (Repos). Additionally, the intense competition for domestic deposits by banks and other financial institutions, as well as securities brokerage firms, continues to impact the ability to attract and retain domestic deposits. Comparing June 30, 1998 with the same date in 1997, total deposits rose nearly $590 million, which is attributed to the CUB and Paribas acquisitions.

       Repos are offered to governmental entities as an alternative to deposits. At June 30, 1998, Repos were $2.3 billion, compared to $2.3 billion and $2.1 billion at year-end 1997 and June 30, 1997, respectively.

       Short-term borrowing, including Funds Purchased, were $745 million at the end of June 1998 down from $937 million at year-end 1997 and $963 million at June 30, 1997. Long-term debt has decreased from $706 million at year-end 1997 to $665 million at June 30, 1998, reflecting maturities. During the current quarter no new debt was issued under Bank of Hawaii's $1 billion "revolving" Bank Note program. Long-term debt outstanding includes the $100 million Bancorp Hawaii Capital Trust I, 8.25% Capital Securities issued in December 1996.


Net Interest Margin

       The average net interest margin (taxable equivalent basis) on earning assets in the second quarter of 1998 was 4.21%, an increase from 3.90% for the same quarter in 1997 and 4.09% in the fourth quarter of 1997. For the first half of 1998, the average net interest margin (taxable equivalent basis) was 4.25%, compared to 3.94% in the first half of 1997. The increase in net margin in 1998 is partly attributed to a wider net margin in the Hawaii market that is driven by higher yields on earning assets and to the CUB acquisition, as CUB's margins are higher than Pacific Century. Net interest income (taxable equivalent basis) totaled $146.9 million and $288.8 million in the second quarter and first half of 1998, respectively, compared to $125.2 million and $250.5 million in the second quarter and first half of 1997, respectively.

       The yield on earning assets in the second quarter of 1998 improved to 8.06% from 7.96% in the same year ago quarter. For the first half of 1998, the yield on earning assets was 8.15%, up from 7.97% in the same period last year. The cost of funds rate was 4.69% and 4.82% for the quarter ended June 30, 1998 and 1997, respectively, and 4.71% and 4.78% for the six months ended June 30, 1998 and 1997, respectively.

Consolidated Average Balances and Interest Rates Taxable Equivalent (Unaudited)
------------------------------------------------------------------------------------------------------
                                                      Three Months Ended         Three Months Ended
                                                        June 30, 1998              June 30, 1997
                                                     Average Income/Yield/      Average Income/Yield/
(in millions of dollars)                             Balance Expense  Rate      Balance Expense  Rate
------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                           $593.7   $9.6   6.52%      $544.1   $9.2   6.80%
  Investment Securities Held to Maturity
    -Taxable                                           933.2   18.1   7.77      1,208.8   21.2   7.02
    -Tax-Exempt                                         12.0    0.5  15.87         12.6    0.4  14.02
  Investment Securities Available for Sale           2,763.7   42.6   6.18      2,397.5   38.5   6.45
  Funds Sold                                            75.8    0.9   4.62         63.0    0.8   4.83
  Net Loans
    -Domestic                                        7,683.2  162.4   8.48      7,139.9  145.7   8.18
    -Foreign                                         1,936.5   35.3   7.31      1,519.1   32.6   8.61
  Loan Fees                                                    11.8                        7.4
                                                   ------------------------   ------------------------
    Total Earning Assets                            13,998.1  281.2   8.06     12,885.0  255.8   7.96
Cash and Due From Banks                                619.2                      452.3
Other Assets                                           837.3                      496.1
                                                   ----------                 ----------
    Total Assets                                   $15,454.6                  $13,833.4
                                                   ==========                 ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                        $2,192.0   14.1   2.57     $1,827.4   12.7   2.79
                    - Savings                          794.9    4.9   2.48        836.4    5.3   2.54
                    - Time                           2,830.7   39.0   5.52      2,858.3   39.0   5.48
                                                   ------------------------   ------------------------
    Total Domestic                                   5,817.6   58.0   3.99      5,522.1   57.0   4.14
  Foreign Deposits
    - Time Due to Banks                                489.5    7.9   6.45        869.8   12.8   5.88
    - Other Time and Savings                         1,289.5   15.0   4.68        961.7   10.7   4.46
                                                   ------------------------   ------------------------
    Total Foreign                                    1,779.0   22.9   5.17      1,831.5   23.5   5.13
                                                   ------------------------   ------------------------
    Total Interest Bearing Deposits                  7,596.6   80.9   4.27      7,353.6   80.5   4.39
Short-Term Borrowings                                3,189.8   42.6   5.36      2,824.2   39.0   5.53
Long-Term Debt                                         700.8   10.8   6.18        695.7   11.1   6.42
                                                   ------------------------   ------------------------
    Total Interest Bearing Liabilities              11,487.2  134.3   4.69     10,873.5  130.6   4.82
                                                   ------------------------   ------------------------
Net Interest Income                                           146.9   3.37               125.2   3.14
Average Spread on Earning Assets                                      4.21%                      3.90%
Demand Deposits     - Domestic                       1,681.6                    1,365.3
                    - Foreign                          460.8                      267.3
                                                   ----------                 ----------
Total Demand Deposits                                2,142.4                    1,632.6
Other Liabilities                                      671.0                      256.9
Shareholders' Equity                                 1,154.0                    1,070.4
                                                   ----------                 ----------
    Total Liabilities and Shareholders' Equity     $15,454.6                  $13,833.4
                                                   ==========                 ==========

Provision for Loan Losses                                      42.0                        7.3
Net Overhead                                                  101.8                       62.7
                                                             -------                    -------
Income Before Income Taxes                                      3.1                       55.2
Provision for Income Taxes                                     (0.1)                      19.4
Tax-Equivalent Adjustment                                       0.1                        0.2
                                                             -------                    -------
Net Income                                                     $3.1                      $35.6
                                                             =======                    =======
/TABLE

Consolidated Average Balances and Interest Rates Taxable Equivalent (Unaudited)
------------------------------------------------------------------------------------------------------
                                                       Six Months Ended           Six Months Ended
                                                        June 30, 1998              June 30, 1997
                                                     Average Income/Yield/      Average Income/Yield/
(in millions of dollars)                             Balance Expense  Rate      Balance Expense  Rate
------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                           $481.8  $16.1   6.75%      $545.1  $18.7   6.90%
  Investment Securities Held to Maturity
    -Taxable                                         1,025.5   38.0   7.48      1,219.4   41.2   6.81
    -Tax-Exempt                                         12.0    0.9  15.56         12.6    0.9  14.23
  Investment Securities Available for Sale           2,663.8   84.0   6.36      2,387.9   77.6   6.55
  Funds Sold                                           101.3    2.0   3.91         74.7    1.7   4.62
  Net Loans
    -Domestic                                        7,687.0  324.9   8.52      7,097.9  286.5   8.14
    -Foreign                                         1,740.9   65.9   7.63      1,470.3   62.9   8.63
  Loan Fees                                                    22.6                       16.7
                                                   ------------------------   ------------------------
    Total Earning Assets                            13,712.3  554.4   8.15     12,807.9  506.2   7.97
Cash and Due From Banks                                589.8                      533.2
Other Assets                                           718.7                      490.3
                                                   ----------                 ----------
    Total Assets                                   $15,020.8                  $13,831.4
                                                   ==========                 ==========


Interest Bearing Liabilities
  Domestic Deposits - Demand                        $2,181.8   28.0   2.59     $1,803.5   25.0   2.80
                    - Savings                          809.2   10.0   2.48        873.1   10.7   2.47
                    - Time                           2,851.9   77.8   5.50      2,788.5   75.5   5.46
                                                   ------------------------   ------------------------
    Total Domestic                                   5,842.9  115.8   3.99      5,465.1  111.2   4.10
  Foreign Deposits
    - Time Due to Banks                                555.4   17.3   6.29        882.3   25.5   5.83
    - Other Time and Savings                         1,152.1   27.6   4.84        922.6   20.6   4.50
                                                   ------------------------   ------------------------
    Total Foreign                                    1,707.5   44.9   5.31      1,804.9   46.1   5.15
                                                   ------------------------   ------------------------
    Total Interest Bearing Deposits                  7,550.4  160.7   4.29      7,270.0  157.3   4.36
Short-Term Borrowings                                3,115.1   82.9   5.37      2,804.8   75.9   5.46
Long-Term Debt                                         697.4   22.0   6.35        711.2   22.5   6.39
                                                   ------------------------   ------------------------
    Total Interest Bearing Liabilities              11,362.9  265.6   4.71     10,786.0  255.7   4.78
                                                   ------------------------   ------------------------
Net Interest Income                                           288.8   3.44               250.5   3.19
Average Spread on Earning Assets                                      4.25%                      3.94%
Demand Deposits     - Domestic                       1,689.8                    1,373.6
                    - Foreign                          366.9                      262.8
                                                   ----------                 ----------
Total Demand Deposits                                2,056.7                    1,636.4
Other Liabilities                                      454.7                      336.8
Shareholders' Equity                                 1,146.5                    1,072.2
                                                   ----------                 ----------
    Total Liabilities and Shareholders' Equity     $15,020.8                  $13,831.4
                                                   ==========                 ==========

Provision for Loan Losses                                      60.3                       12.4
Net Overhead                                                  170.7                      127.1
                                                             -------                    -------
Income Before Income Taxes                                     57.8                      111.0
Provision for Income Taxes                                     20.4                       39.5
Tax-Equivalent Adjustment                                       0.3                        0.4
                                                             -------                    -------
Net Income                                                    $37.1                      $71.1
                                                             =======                    =======

Non-Interest Income and Expense

       Pacific Century utilizes the efficiency ratio to measure its success in managing non-interest income and expense. The efficiency ratio is derived by dividing non-interest expense by net operating revenue (net interest income plus non-interest income before securities transactions). The efficiency ratio for the three and six months ended June 30, 1998 were 77.4% and 70.7%, respectively, compared to 64.2% and 64.0%, respectively, for the comparable periods in 1997. Comparability between periods is impacted by the restructuring charge. Excluding the restructuring charge, the efficiency ratio would have been 67.6% and 65.7% for the three and six months ended June 30, 1998.

Non-Interest Income
                           3 Months Ended 3 Months Ended 6 Months Ended 6 Months Ended
(in millions)               June 30, 1998  June 30, 1997  June 30, 1998  June 30, 1997
----------------------------------------------------------------------------------------------------
Trust Income                        $13.9          $12.8          $27.8          $26.1
Service Charges on Deposit Accounts   8.7            6.5           16.9           13.2
Fees, Exchange and Other Service
  Charges                            18.8           17.5           37.8           32.2
Other Operating Income               10.8            7.9           19.2           14.5
Investment Securities Gains             -            1.6            3.3            2.0
----------------------------------------------------------------------------------------------------
    Total Non-Interest Income       $52.2          $46.3         $105.0          $88.0
====================================================================================================

       Non-interest income in the second quarter of 1998 was $52.2 million, up 12.8% over the similar quarter in 1997. For the first six months of 1998, non-interest income was $105.0 million, an increase of 19.4% over the same period last year. Comparisons between periods are affected by the acquisitions, which accounted for $7.6 million and $10.1 million of the increase in non-interest income in the three and six months ended June 30, 1998, respectively.

       Trust income in the second quarter of 1998 and 1997 was $13.9 million and $12.8 million, respectively. Year-to-date trust income totaled $27.8 million, up 6.6% from $26.1 million in the same 1997 period. These increases are primarily attributed to a rise in the total trust assets administered and to continued growth in Pacific Century's family of mutual funds.

       Service charges on deposit accounts rose 33.2% in 1998's second quarter over the same period in 1997. For the six months ended June 30, 1998, this category totaled $16.9 million, reflecting an increase of $3.7 million over the first half of 1997. This increase is largely accounted for by CUB, who reported $2.3 million in deposit related fees thus far in 1998.

       In the first three and six months of 1998, fees, exchanges, and other service charges were up 7.6% and 17.3%, respectively, over the same periods in 1997. The acquisitions accounted for $3.2 million and $4.9 million of the increases for the second quarter and first half of 1998, respectively. In the current year-to-date period, income from letters of credit was lower than in the same period last year.

       Other operating income in the quarter ended June 30, 1998 was $10.8 million compared to $7.9 million in the like 1997 quarter. For the first half of 1998, other operating income was $19.2 million, an increase of $4.7 million over the same year ago period, which reflects a $0.6 million first quarter asset sale gain and a $2.5 million impact from the acquisitions.

        For the six months ended June 30, 1998, net gains from investment securities sales were $3.3 million, up from $2.0 million in the same 1997 period. All of the 1998 gains were recorded in the first quarter.

Non-Interest Expense
                           3 Months Ended 3 Months Ended 6 Months Ended 6 Months Ended
(in millions)               June 30, 1998  June 30, 1997  June 30, 1998  June 30, 1997
----------------------------------------------------------------------------------------------------
Salaries                            $49.5          $40.1          $95.7          $81.5
Pension and Other Employee Benefits  12.7           12.4           27.6           27.5
Net Occupancy Expense                10.8           11.2           21.9           21.6
Net Equipment Expense                12.1            9.7           22.9           18.7
Other Operating Expense              49.2           35.2           87.6           65.0
Restructuring Charge                 19.4              -           19.4              -
Minority Interest                     0.3            0.4            0.6            0.7
----------------------------------------------------------------------------------------------------
    Total Non-Interest Expense     $154.0         $109.0         $275.7         $215.0
====================================================================================================

       Non-interest expense in the second quarter of 1998 totaled $154.0 million, up 41.3% from $109.0 million in the same quarter last year. For the six months ended June 30, 1998, non-interest expense increased $60.7 million, or 28.2% over the same period in 1997. These increases include the effects of the $19.4 million second quarter restructuring charge and the acquisitions, which added $15.0 million and $23.1 million to non-interest expense in the second quarter and first six months of 1998, respectively. The restructuring charge is discussed in an earlier section of this report. Excluding the effects of the restructuring charge and the acquisitions, non-interest expense in the first half of 1998 would have increased by approximately 8% over the comparable 1997 period.

       Salaries and benefits were $62.2 million for the second quarter of 1998, compared to $52.5 million for the same year ago period. Year-to-date salaries and benefits totaled $123.3 million, up 13.1% from $109.0 million in the first half of 1997. These increases are largely due to the acquisitions, which accounted for $6.7 million and $10.9 million of the variance in the three and six months ended June 30, 1998, respectively. The Year 2000 project, which is discussed in detail in the following section of this report, also contributed to the increase in these expense categories in 1998.

       For the second quarter of 1998, net occupancy and equipment expense totaled $22.9 million, compared to $20.9 million in the same period last year. Net occupancy and equipment expense for the six months ended June 30, 1998 totaled $44.8 million, an increase of 11.2% from $40.3 million reported for the similar period in 1997. Included in 1998's first quarter were $1.7 million in non-recurring expenses attributed to equipment and premise write-offs. Additionally, about $1.3 million of the increase in the first half of 1998 is explained by the acquisitions.

       Other operating expense in the current quarter was $49.2 million, up $14.0 million over 1997's second quarter. In the first half of 1998, other operating expense totaled $87.6 million, an increase of 34.7% over the $65.0 million reported for the same period in 1997. For the current year-to-date period, the increase in other operating expense is largely due to $9.4 million relating to the effects of the acquisitions, $1.4 million in first quarter non-recurring expenses, a $2.0 million second quarter write-down of a real estate investment, $2.0 million in goodwill amortization related to CUB and costs incurred for the Year 2000 project.


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

       Pacific Century has made the resolution of Year 2000 exposures its top priority. A Program Management Office has been established to monitor, evaluate and manage the risks, solutions, and costs associated with Year 2000 issues. Pacific Century has developed a Year 2000 project plan that incorporates the following primary parts: identifying information technology and non-information technology assets and systems that have Year 2000 exposure; assessing the size and complexity of the overall project and its parts; determining risks, priorities and resources; renovating systems (e.g. rewriting program code, upgrading software and hardware, replacing systems, and obtaining vendor certifications); testing software and hardware changes; implementing Year 2000 certified systems into production; and formulating contingency plans. The initial project phases of inventory and assessment have been completed. At present, Pacific Century is working on the renovation and testing phases of the project.

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

       Pacific Century understands that successfully addressing Year 2000 issues extends well beyond the remediation of internal systems. Pacific Century has a detailed and extensive process to ascertain and monitor its vendors' Year 2000 readiness. Additionally, Pacific Century has embarked on a program to determine the Year 2000 readiness of all major customers and counterparties. Plans are in place to take appropriate action should risks be uncovered in either of these areas.

       While Pacific Century believes its Year 2000 project plan is designed to be successful in resolving all critical Year 2000 issues, it is possible, because of the scope and complexity involved, that not all potential problems will be satisfactorily completed in a timely manner. To mitigate this possibility, Pacific Century is formulating contingency plans for critical assets to assure an orderly transition into the millennium. In addition, business continuity plans are being developed as a safeguard against unforeseen business interruptions.

       Pacific Century estimates that the incremental cost of its Year 2000 project will approximate $30 million. This cost primarily includes estimates for technology and program management staff, staff retention costs, consultant fees, and software and hardware costs. Through June 30, 1998, cumulative incremental costs for the Year 2000 project totaled approximately $8.9 million of which approximately $2.6 million and $5.7 million were incurred in the second quarter and first six months of 1998, respectively. As the Year 2000 project progresses, the cost estimate could change depending on a number of factors, including the failure of third party vendors to address Year 2000 issues in a timely manner.


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

Item 4 - Submission of Matters to a Vote of Security Holders

       (a) Pacific Century's Annual Shareholders' Meeting was held on April 24, 1998.

       (b)   Omitted per instructions.

       (c) A brief description of each matter voted upon at the Annual Shareholders' Meeting held on April 24, 1998 and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

             (1) Election of four Class III directors for terms expiring in 2001.

                    Mary G. F. Bitterman -
                    Votes cast for:  70,793,189
                    Votes cast against:  0
                    Votes withheld:  1,635,916

                    Herbert M. Richards, Jr. -
                    Votes cast for:  71,004,410
                    Votes cast against:  0
                    Votes withheld:  1,424,695

                    H. Howard Stephenson -
                    Votes cast for:  70,883,148
                    Votes cast against:  0
                    Votes withheld:  1,545,957

                    Stanley S. Takahashi -
                    Votes cast for:  70,640,438
                    Votes cast against:  0
                    Votes withheld:  1,788,667

             2)     Election of Ernst & Young LLP as Auditor.

                    Votes cast for:  71,291,074
                    Votes cast against:  239,837
                    Votes abstained:  898,194

             (3) Proposal to approve an Amendment 97-2 to the Pacific Century Financial Corporation Stock Option Plan of 1994.

                    Votes cast for:  62,840,694
                    Votes cast against:  2,804,595
                    Votes abstained:  1,179,800

             (4) Proposal to merge Pacific Century Financial Corporation into a wholly-owned Delaware subsidiary of Pacific Century Financial in order to change the state of incorporation of Pacific Century Financial Corporation from Hawaii to Delaware.

                    Votes cast for:  62,730,884
                    Votes cast against:  3,379,882
                    Votes abstained:  714,323

       (d)   None.

Item 6 - Exhibits and Reports on Form 8-K

       (a)   Exhibit Index

             Exhibit Number

                    2      Plan and Agreement of Merger Between Pacific
                           Century Financial Corporation (a Hawaii
                           corporation) and Pacific Century Financial
                           Corporation (a Delaware corporation)
                           (incorporated by reference to Appendix B of
                           the March 13, 1998 Proxy Statement)
                    3.1    Certificate of Incorporation as of February
                           4, 1998 (incorporated by reference to
                           Appendix C of the March 13, 1998 Proxy
                           Statement)
                    3.2    By-Laws as of February 4, 1998 (incorporated
                           by reference to Appendix D of the March 13,
                           1998 Proxy Statement)
                    10     Amendment 97-2 to the Pacific Century
                           Financial Corporation Stock Option Plan of
                           1994 (incorporated by reference to Appendix A
                           of the March 13, 1998 Proxy Statement)
                    11     Statement Regarding Computation of Per Share
                           Earnings
                    20     Quarterly Report to Shareholders
                    27     Financial Data Schedule
                    99     Statement of Ratios

       (b) On April 24, 1998, Pacific Century filed a Form 8-K regarding the reincorporation of Pacific Century
             Financial Corporation in the State of Delaware.



SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date    August 13, 1998               PACIFIC CENTURY FINANCIAL
                                      CORPORATION


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