Form 10-Q
period 1998-09-30
PACIFIC CENTURY FINANCIAL CORP
filed 1998-11-13
CIK 46195

U N I T E D   S T A T E S

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-Q

  (Mark One)

[ X ]            Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

                                or

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

Common Stock, $.01 Par Value; outstanding at October 30, 1998 -
80,207,436 shares

PACIFIC CENTURY FINANCIAL CORPORATION and subsidiaries
September 30, 1998




PART I. - Financial Information

Item 1.                  Financial Statements

Consolidated Statements of Condition (Unaudited)        Pacific Century Financial Corporation and subsidiaries
--------------------------------------------------------------------------------------------------------------
                                                                    September 30  December 31    September 30
(in thousands of dollars)                                                   1998         1997            1997
--------------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                               $407,265     $335,847        $490,153
Investment Securities - Held to Maturity
 (Market Value of $792,205, $1,223,235, and $1,206,091 respectively)     773,659    1,220,215       1,199,967
Investment Securities - Available for Sale                             2,753,981    2,651,270       2,501,678
Securities Purchased Under Agreements to Resell                           40,000           --              --
Funds Sold                                                               114,940       80,457         111,890
Loans                                                                  9,549,741    9,498,408       9,529,535
  Unearned Income                                                       (207,346)    (209,721)       (206,823)
  Reserve for Loan Losses                                               (209,731)    (174,362)       (177,689)
--------------------------------------------------------------------------------------------------------------
Net Loans                                                              9,132,664    9,114,325       9,145,023
--------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                              13,222,509   13,402,114      13,448,711
Cash and Non-Interest Bearing Deposits                                   541,217      795,332         579,087
Premises and Equipment                                                   301,124      288,358         286,090
Customers' Acceptance Liability                                            6,244       21,575          46,576
Accrued Interest Receivable                                               88,581       93,831          87,013
Other Real Estate                                                         10,853        6,151          11,016
Intangibles, including Goodwill                                          219,442      203,366         209,005

Other Assets                                                             248,536      184,737         203,743
--------------------------------------------------------------------------------------------------------------
    Total Assets                                                     $14,638,506  $14,995,464     $14,871,241
==============================================================================================================

Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                        1,656,713   $1,714,886      $1,589,808
                 - Interest Bearing                                    2,292,272    2,112,425       1,991,881
  Savings                                                                740,679      823,216         836,220
  Time                                                                 2,759,057    2,929,782       2,932,356
Foreign Deposits
  Demand - Non-Interest Bearing                                          415,846      351,178         335,815
  Time Due to Banks                                                      718,210      707,684         605,543
  Other Savings and Time                                                 840,100      968,524       1,151,684
--------------------------------------------------------------------------------------------------------------
    Total Deposits                                                     9,422,877    9,607,695       9,443,307

Securities Sold Under Agreements to Repurchase                         2,380,071    2,279,124       2,268,250
Funds Purchased                                                          288,727      710,472         364,528
Short-Term Borrowings                                                    363,461      226,127         494,417
Bank's Acceptances Outstanding                                             6,244       21,575          46,576
Accrued Pension Costs                                                     16,247       15,134          17,639
Accrued Interest Payable                                                  70,311       57,512          68,541
Accrued Taxes Payable                                                    137,209      152,092         153,560
Minority Interest                                                          7,690        5,758           5,757
Other Liabilities                                                        154,043       96,979         101,021
Long-Term Debt                                                           624,619      705,789         766,485
--------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                 13,471,499   13,878,257      13,730,081


Shareholders' Equity
Common Stock ($.01 par value at September 30, 1998 and $2.00 par value at December 31, 1997 and September 30, 1997), authorized 500,000,000 shares;
    issued and outstanding,  September 1998 - 80,462,983;
    December 1997 - 79,684,553; September 1997 - 40,221,783                  804      159,369          80,444
Capital Surplus                                                          341,534      168,920         194,131
Accumulated Other Comprehensive Income                                   (21,839)     (24,766)         (6,509)
Retained Earnings                                                        846,508      813,684         873,094
--------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                         1,167,007    1,117,207       1,141,160
--------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                       $14,638,506  $14,995,464     $14,871,241
==============================================================================================================

Consolidated Statements of Income (Unaudited)           Pacific Century Financial Corporation and subsidiaries
--------------------------------------------------------------------------------------------------------------
                                                           3 Months     3 Months     9 Months        9 Months
                                                              Ended        Ended        Ended           Ended
                                                       September 30 September 30 September 30    September 30
(in thousands of dollars except per share amounts)             1998         1997         1998            1997
--------------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                        $187,711     $186,887     $565,926        $525,859
  Loan Fees                                                  12,482        7,947       35,060          24,683
  Income on Lease Financing                                   5,938        5,553       18,429          15,875
  Interest and Dividends on Investment Securities
    Taxable                                                  16,414       20,818       54,449          62,004
    Non-taxable                                                 221          296          823             874
  Income on Investment Securities Available for Sale         43,068       40,995      127,106         118,542
  Interest on Deposits                                        8,585        7,864       25,780          26,522
  Interest on Security Resale Agreements                         41            1           41              86
  Interest on Funds Sold                                      1,001        1,091        2,963           2,715
--------------------------------------------------------------------------------------------------------------
    Total Interest Income                                   275,461      271,452      830,577         777,160
Interest Expense
  Interest on Deposits                                       79,742       83,165      241,395         240,429
  Interest on Security Repurchase Agreements                 31,405       30,120       94,348          85,152
  Interest on Funds Purchased                                 4,968        5,795       18,688          17,588
  Interest on Short-Term Borrowings                           4,063        4,783       10,341          13,839
  Interest on Long-Term Debt                                 10,785       12,030       32,737          34,559
--------------------------------------------------------------------------------------------------------------
    Total Interest Expense                                  130,963      135,893      397,509         391,567
--------------------------------------------------------------------------------------------------------------

Net Interest Income                                         144,498      135,559      433,068         385,593

Provision for Loan Losses                                    10,737        8,162       71,022          20,536
--------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses         133,761      127,397      362,046         365,057
Non-Interest Income
  Trust Income                                               13,730       13,162       41,561          39,271
  Service Charges on Deposit Accounts                         9,053        7,790       25,947          20,988
  Fees, Exchange, and Other Service Charges                  20,143       17,108       57,788          49,301
  Other Operating Income                                     11,183        7,795       28,139          22,244
  Investment Securities Gains / (Losses)                       (493)         292        2,843           2,304
--------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                53,616       46,147      156,278         134,108
Non-Interest Expense
  Salaries                                                   50,198       45,161      145,908         126,686
  Pensions and Other Employee Benefits                       14,544       12,522       42,176          40,032
  Net Occupancy Expense                                      13,087       11,065       34,994          32,620
  Net Equipment Expense                                      12,962        9,837       35,829          28,530
  Other Operating Expense                                    45,314       40,107      130,616         105,129
  Restructuring Charge                                           --           --       19,400              --
  Minority Interest                                              86          287          687             999
--------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expense                              136,191      118,979      409,610         333,996
--------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                   51,186       54,565      108,714         165,169
Provision for Income Taxes                                   16,351       19,312       36,763          58,829
--------------------------------------------------------------------------------------------------------------

Net Income                                                  $34,835      $35,253      $71,951        $106,340
==============================================================================================================
Basic Earnings Per Share                                      $0.43        $0.44        $0.90           $1.34
Diluted Earnings Per Share                                    $0.43        $0.43        $0.89           $1.31
Dividends Declared Per Share                                $0.1625      $0.1625       $0.488         $0.4625
Basic Weighted Average Shares                            80,459,112   80,936,920   80,201,636      79,730,632
Diluted Weighted Average Shares                          81,033,346   82,188,388   81,128,698      80,773,130
==============================================================================================================
/TABLE

Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                                                             Other
                                                                  Common     Capital Comprehensive  Retained Comprehensive
(in thousands of dollars except per share amounts)     Total       Stock     Surplus        Income  Earnings       Income
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                      $1,117,207    $159,369    $168,920      ($24,766) $813,684
Comprehensive Income
     Net Income                                       71,951        -           -             -       71,951      $71,951
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment              4,479        -           -            4,479      -           4,479
         Foreign Currency Translation Adjustment      (1,552)       -           -           (1,552)     -          (1,552)
                                                                                                             -------------
     Total Comprehensive Income                                                                                   $74,878
                                                                                                             =============


Common Stock Issued
  148,307 Profit Sharing Plan                          3,225         225       3,000          -         -
  543,608 Stock Option Plan                            8,943         530       8,413          -         -
  207,415 Dividend Reinvestment Plan                   4,431         199       4,232          -         -
    5,100 Directors' Restricted Shares and
               Deferred Compensation Plan               (416)          1        (417)         -         -
Stock Repurchased                                     (2,134)         (1)     (2,133)         -         -
Change in par value of common stock from
   $2.00 per share to $.01 per share                       -    (159,519)    159,519          -         -
Cash Dividends Paid                                  (39,127)       -           -             -      (39,127)
-------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                     $1,167,007        $804    $341,534      ($21,839) $846,508
=============================================================================================================

Balance at December 31, 1996                      $1,066,122     $79,918    $186,391       ($3,722) $803,535
Comprehensive Income
     Net Income                                      106,340        -           -             -      106,340     $106,340
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment              2,633        -           -            2,633      -           2,633
         Foreign Currency Translation Adjustment      (5,420)       -           -           (5,420)     -          (5,420)
                                                                                                             -------------
     Total Comprehensive Income                                                                                  $103,553
                                                                                                             =============


Common Stock Issued
   65,220 Profit Sharing Plan                          2,925         130       2,795          -         -
  183,207 Stock Option Plan                            4,745         366       4,379          -         -
  102,899 Dividend Reinvestment Plan                   4,877         207       4,670          -         -
    2,950 Directors' Restricted Shares and
               Deferred Compensation Plan                128           6         122          -         -
2,317,873 Shares Issued to Acquire CU Bancorp        108,469       4,636     103,833          -         -
Stock Repurchased                                   (112,878)     (4,819)   (108,059)         -         -
Cash Dividends Paid                                  (36,781)       -           -             -      (36,781)
-------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                     $1,141,160     $80,444    $194,131       ($6,509) $873,094
=============================================================================================================
/TABLE

Note 1.          Basis of Presentation

         The accompanying unaudited consolidated financial statements of Pacific Century Financial Corporation (Pacific Century) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments of a normal and recurring nature, including adjustments related to completed acquisitions which are necessary for a fair presentation of the results for the interim periods, and should be read in conjunction with the audited consolidated financial statements and related notes included in Pacific Century's 1997 Annual Report to Shareholders. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         International operations include certain activities located domestically in Hawaii, as well as branches and subsidiaries domiciled outside the United States. The operations of Bank of Hawaii and First Savings and Loan Association of America located in the West and South Pacific that are denominated in U.S.
dollars are classified as domestic. Pacific Century's international operations are primarily located in Japan, South Korea, Singapore, Hong Kong, Taiwan, French Polynesia and New Caledonia.

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

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments by requiring the recognition of those instruments as assets or liabilities in the statement of financial condition, measured at fair value. Gains or losses resulting from changes in the fair values of derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 requires matching the timing of gain or loss recognition on derivative instruments with the recognition of the changes in the fair value of the hedged asset or liability that is attributed to the hedged risk or the effect on earnings of the hedged forecasted transaction. SFAS No. 133 will become effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on Pacific Century's financial position or results of operations.

Note 3.          Acquisitions

         In May 1998, Pacific Century concluded an agreement to acquire the interest of Group Paribas in Banque Paribas Pacifique in New Caledonia and Banque Paribas Polynesie in French Polynesia. As of the acquisition date, Banque Paribas Pacifique and Banque Paribas Polynesie had total assets of approximately $224 million and $80 million, respectively. The acquisitions were accounted for under the purchase method and the combined goodwill of approximately $17.1 million is being amortized over 15 years on a straight line basis.

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

         For the three and nine months ended September 30, 1998 and 1997, there were no adjustments to net income (the numerator) for purposes of computing basic and diluted EPS. The weighted average shares (the denominator) for computing basic and diluted EPS for the three and nine months ended September 30, 1998 and 1997 are presented in the Consolidated Statements of Income. Included in the weighted average shares for computing diluted EPS is the dilutive effect of stock options of 574,234 and 1,251,468 shares for the quarter ended September 30, 1998 and 1997, respectively, and 927,062 and 1,042,498 shares for the nine months ended September 30, 1998 and 1997, respectively.

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

Note 6.          Restructuring Charge

         In the second quarter of 1998, Pacific Century recognized a pre-tax restructuring charge of $19.4 million in connection with its previously announced strategic actions to accelerate expense reduction and improve efficiency. These actions include the merger in Hawaii of First Federal Savings and Loan Association of America with Bank of Hawaii, the merger of Pacific Century's two U.S. Mainland banks into a single nationally chartered entity, and the outsourcing of certain functions. The merger of the two Hawaii-based companies was completed as of September 30, 1998 and will result in the closing of 19 thrift branches in the fourth quarter, which will bring the total bank and thrift branches closed in 1998 to 27. In August 1998, the merger of California United Bank and Pacific Century Bank, N.A. was consummated. The restructuring charge includes expected direct and incremental costs associated with exiting these activities and consists primarily of employee severance payments, lease termination costs, losses on disposal of premises and other fixed assets, and certain data processing related costs including the write-off of redundant systems. As of September 30, 1998, the balance in the restructuring accrual was approximately $18.3 million.

Note 7.          Shareholders' Equity

         At Pacific Century's Annual Meeting in April 1998, shareholders approved a proposal to change the state of incorporation of Pacific Century from Hawaii to Delaware. The reincorporation in Delaware was effective on April 24, 1998. The Delaware Certificate of Incorporation authorizes 500,000,000 shares of Common Stock and reduces the par value to $.01 per share from $2.00 per share under the Hawaii Restated Articles of Incorporation.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Performance Highlights

         Pacific Century Financial Corporation (Pacific Century) reported earnings for the three months ended September 30, 1998 of $34.8 million, compared to $35.3 million in the same quarter in 1997. Basic earnings per share were $0.43 in 1998's third quarter, compared to $0.44 in the same year ago quarter. Diluted earnings per share were $0.43 in the third quarter of 1998, the same level as in the comparable 1997 period.

         For the nine months ended September 30, 1998, earnings were $72.0 million, a decrease of 32.3% from $106.3 million in the same period last year. Basic earnings per share were $0.90 in the first nine months of 1998, down from $1.34 for the same year ago period. Diluted earnings per share were $0.89 in the first nine months of 1998, compared to $1.31 in the comparable period last year.

         The decline in year-to-date earnings is attributed to the recognition of second quarter special items related to a restructuring charge of $19.4 million and a significant increase in the quarterly provision for loan losses to $42.0 million. The restructuring charge relates to Pacific Century's branch rationalization program that primarily involves the merger of First Federal Savings and Loan Association of America (First Federal) into Bank of Hawaii and the closure of approximately 25% of the combined branches in the State of Hawaii. In addition, Pacific Century has merged its two mainland subsidiary banks into one nationally chartered entity. Expenses related to completing these actions are included in the restructuring charge. For further information, see the section on Restructuring Plan in this report.

         The 1998 increase in provision for loan losses reflects a rise in gross charge-offs and a build up of the loan loss reserve in consideration of continuing economic uncertainties in Asia.
For the nine months ended September 30, 1998, gross charge-offs were $30.2 million higher than in the same 1997 period and are largely attributed to an increase in the foreign category. For further information, see the Summary of Loan Loss Experience section in this report.

         Performance ratios for the nine months ended September 30, 1998 were down from those reported in the comparable 1997 period reflecting the special charges. For the third quarter of 1998, the annualized return on average assets (ROAA) and return on average equity (ROAE) was 0.93% and 11.87%, respectively. On an annualized basis, ROAA was 0.64% and ROAE was 8.35% for the nine months ended September 30, 1998. Comparatively, ROAA and ROAE in the first nine months of 1997 were 1.01% and 12.94%, respectively, and for the full year 1997 were 0.98% and 12.57%, respectively.

         Operating results under a tangible performance basis excludes from reported earnings the after tax impact of amortization of all intangibles, including goodwill. On a tangible performance basis, Pacific Century's earnings were $82.9 million for the nine months ended September 30, 1998, compared to $114.2 million in the same period last year. On a per share basis, tangible diluted earnings per share were $1.02 and $1.41 in the first nine months of 1998 and 1997, respectively.

         Non-performing assets, excluding accruing loans past due 90 days or more, ended the current quarter at $151.5 million, or 1.59% of total loans, up from $97.1 million, or 1.02% of total loans, at December 31, 1997. This increase is primarily due to a rise in the foreign and commercial categories. The foreign increase includes non-performing assets acquired in the May 1998 acquisitions of Banque Paribas Pacifique and Banque Paribas Polynesie.

         Asia continues to remain the focus of Pacific Century's attention. At the end of the third quarter, financial volatility remains in those Asian countries that have been impacted by an economic and liquidity crisis that began in mid-1997. Pacific Century is carefully following developments in the region, monitoring its credit exposure in those countries that are experiencing financial difficulties, and taking action on credit reserves as appropriate under the circumstances. Additional information regarding Asian events are included in the International Operations section of this report.

         Pacific Century's operating performance has been impacted by Hawaii's weak economy. The current forecast among economists is for Hawaii's gross state product to exhibit little growth in 1998, continuing a trend that stretches back to 1991. In addition, recent financial turbulence in Asian markets is expected to challenge near term improvements in the Hawaiian economy. The Asian economic crisis has weakened the currency exchange rates of certain countries in the Pacific region relative to the U.S. dollar and has resulted in lowering the number of Asian visitors to Hawaii and reducing the level of their spending. Recent increases in the number of U.S. Mainland visitors, however, have partially offset the decline in the Asian market. Additionally, the Asian crisis could adversely affect the economies of other countries in the Pacific in which Pacific Century conducts business.

         Pacific Century completed its purchase of approximately $20 million (U.S. dollar equivalent) in Bank of Queensland 6.375% convertible notes in April 1998. The Bank of Queensland is located in northeastern Australia, and the purchase will enable
Pacific Century to broaden its geographic reach in the Pacific
Rim.

         In May 1998, Pacific Century completed its acquisition of Group Paribas' interest in Banque Paribas Pacifique in New Caledonia and Banque Paribas Polynesie in French Polynesia. As of the acquisition date, Banque Paribas Pacifique and Banque Paribas Polynesie had total assets of approximately $224 million and $80 million, respectively.

         The acquisitions of Banque Paribas Pacifique and Banque Paribas Polynesie, California United Bank (CUB) in July 1997, and Bank of Hawaii (PNG) Ltd. in March 1997 affect the comparability between those amounts reported in the September 30, 1998 consolidated financial statements and the corresponding amounts in the September 30, 1997 statements.


Restructuring Plan

         On February 17, 1998, Pacific Century announced a restructuring plan to accelerate expense reduction and improve Pacific Century's efficiency. In the initial phase, the program calls for First Federal, which was acquired by Pacific Century in 1990, to be merged with Bank of Hawaii. This merger was completed as of September 30, 1998. First Federal branches have been consolidated into the Bank of Hawaii network, and by 1998 year-end 19 thrift branches will be closed. As a result, a total of 27 bank and thrift branches will be closed in 1998.

         In August 1998, Pacific Century's U.S. Mainland operations were merged into one nationally chartered entity. California United Bank (CUB), acquired in 1997, and Pacific Century Bank,
N.A. located in Phoenix, Arizona, were consolidated under the name Pacific Century Bank, N.A.

         In connection with these actions, a $19.4 million restructuring charge was taken against second quarter earnings.
The restructuring charge consists of direct and incremental costs that are primarily associated with closing facilities, staffing, and outsourcing.

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


Risk Elements in Lending Activities

         Total loans outstanding were $9.5 billion as of September 30, 1998, up slightly by 0.5% and 0.2% over year-end 1997 and September 30, 1997, respectively. Comparability between periods is impacted by the May 1998 Banque Paribas acquisitions. Approximately $211 million of loans in the aggregate were acquired in the acquisitions. Excluding the effects of these acquisitions, total loans as of the end of the current quarter would have declined by 1.7% from year-end 1997 and 2.0% from September 30, 1997. The following table presents Pacific Century's total loan portfolio for the periods indicated.

Loan Portfolio Balances                   Pacific Century Financial Corporation
--------------------------------------------------------------------------------
                                          September 30 December 31 September 30
(in millions of dollars)                         1998         1997         1997
--------------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial                 $2,375.1     $2,104.3     $2,102.4
   Real Estate
         Construction -- Commercial             279.4        268.1        285.3
                      -- Residential             15.7         12.9         17.6
          Mortgage -- Commercial              1,237.1      1,354.5      1,390.1
                   -- Residential             2,618.6      2,738.9      2,713.7
   Installment                                  795.3        891.6        884.1
   Lease Financing                              479.6        519.4        497.7
--------------------------------------------------------------------------------
     Total Domestic                           7,800.8      7,889.7      7,890.9
--------------------------------------------------------------------------------
Foreign Loans                                 1,748.9      1,608.7      1,638.6
--------------------------------------------------------------------------------
     Total Loans                             $9,549.7     $9,498.4     $9,529.5
================================================================================
/TABLE

Commercial and Industrial Loans

         Commercial and Industrial (C & I) loans ended the third quarter of 1998 at approximately $2.4 billion, up 12.9% from year-end 1997. This growth reflects a rise in the C & I portfolio in Hawaii, the U.S. Mainland and the West Pacific. Compared to the same date a year ago, C & I loans showed an increase of $272.7 million. The proportion of C & I loans to the total loan portfolio rose to 24.9% at September 30, 1998 from 22.2% and 22.1% at year-end 1997 and September 30, 1997, respectively.


Real Estate Loans

         As of September 30, 1998, real estate loans as a group represented 43.5% of total loans, down from 46.1% at year-end 1997. The table above presents the composition of real estate loans, which consists of both residential and commercial mortgages. Residential mortgage loans totaled $2.6 billion at September 30, 1998, down 4.4% from year-end 1997 and 3.5% from September 30, 1997, but still continued to represent the largest component in the real estate group.

         Commercial mortgage loans were $1.2 billion at September 30, 1998, a decrease of 8.7% and 11.0% from year-end 1997 and September 30, 1997, respectively. About 70% of commercial mortgage loans are secured by real estate located in Hawaii, with the remainder mostly in Guam, California and Arizona. The commercial real estate portfolio is diversified in the types of properties securing the obligations, which include shopping centers, commercial/industrial/warehouse facilities, and office buildings. Generally, loans secured by commercial/industrial/warehouse and office buildings are either solely or partially owner-occupied.

         Total construction loans (both residential and commercial) at September 30, 1998 comprised 3.1% of the total loan portfolio. As of September 30, 1998, total construction loans were $295.1 million, an increase of 5.0% over year-end 1997 and a decrease of 2.6% from September 30, 1997. These loans tend to be short-term in nature with permanent take out financing commitments in place before the construction begins.


Foreign Loans

         Foreign loans at the end of 1998's third quarter totaled approximately $1.7 billion, up 8.7% and 6.7% over year-end 1997 and September 30, 1997, respectively. Excluding the effects of the May 1998 Paribas acquisitions, foreign loans as of September 30, 1998 would have declined 4.4% from year-end 1997. At September 30, 1998 foreign loans represented 18.3% of the total loan portfolio, up from 16.9% and 17.2% at year-end 1997 and September 30, 1997, respectively.

         As of September 30, 1998, foreign loans in the South Pacific totaled $1,095 million, an increase of 42.8% from $767 million at year-end 1997 primarily reflecting the May 1998 acquisitions in New Caledonia and French Polynesia. Most of the South Pacific loans are in two subsidiary banks, Banque de Tahiti and Bank of Hawaii-Nouvelle Caledonie, which in the aggregate held loans of $993 million at the end of the third quarter of 1998.

         Excluding South Pacific loans, the remaining foreign loans are mostly in Asia. Loans in this group totaled $654 million at September 30, 1998, down 22.3% from $842 million at year-end
1997. Pacific Century's Asian business emphasis is primarily on correspondent banking, trade finance and working capital loans for companies that have business interests in the Asia-Pacific markets. The majority of Asian loans are short-term.

         Additional information on Asian credit exposure and recent Asian economic events are contained in the International
Operations section of this report.


Other Lending

         Other lending includes installment loans and lease financing. Installment loans ended the third quarter of 1998 at $795.3 million, compared to $891.6 million at year-end 1997 and $884.1 million at September 30, 1997. Credit cards (included in the installment totals) were $271.1 million as of September 30, 1998, down 6.1% from year-end 1997. Also included in the installment category are consumer installment loans, which totaled $524.2 million at September 30, 1998, compared to $602.9 million at December 31, 1997. These loans consist mainly of auto loans (direct and indirect) and unsecured creditlines.

         Lease financing as of September 30, 1998, declined 7.7% from year-end 1997 and 3.6% from the same year ago date. At end of the third quarter of 1998, total leases outstanding were $479.6 million, compared to $519.4 million at year-end 1997 and $497.7 million at September 30, 1997.


Non-Performing Assets and Past Due Loans

         Pacific Century's non-performing assets (NPAs) consist of non-accrual loans, restructured loans and foreclosed real estate. As of September 30, 1998, NPAs totaled $151.5 million, or 1.59%
of total loans outstanding. Comparatively, this ratio was 1.02% at year-end 1997 and 0.99% at the same year ago date. In dollars, total NPAs have increased from the $97.1 million at year-end 1997 and $94.7 million at September 30, 1997. The increase in non-performing assets mostly results from a rise in the foreign and commercial categories.

         Non-accrual loans were $140.6 million at September 30, 1998, up from $126.1 million at June 30, 1998 and $89.3 million at year-end 1997. Relative to year-end 1997, the increase is largely attributed to higher foreign non-accruals. Foreign non-accruals aggregated $67.9 million at September 30, 1998, reflecting a rise of $28.0 million over year-end 1997. Included in the current quarter-end foreign total was approximately $11.5 million in non-accrual loans relating to the May 1998 acquisitions of Banque Paribas Pacifique and Banque Paribas Polynesie. As of September 30, 1998, foreign non-accruals primarily consisted of $22.9 million in Asia and $41.8 million in French Polynesia and New Caledonia. Also contributing to the increase in non-accrual loans during the first nine months of 1998, was a $13.3 million rise in the commercial category that reflects the addition of a $12.3 million Hawaii-based loan in conjunction with partial charge-offs taken in the second and third quarters.

         Foreclosed real estate was $10.9 million at the end of the third quarter, compared to $6.2 million at year-end 1997 and $11.0 million at September 30, 1997. The increase in foreclosed real estate from year-end 1997 is mostly due to the addition of one C & I property. Excluding this property, foreclosed real estate as of September 30, 1998 consisted primarily of residential properties located in Hawaii. Total foreclosed real estate remains at a low level representing 0.07% of total assets as of September 30, 1998.

         Accruing loans past due 90 days or more increased to $27.3 million at September 30, 1998 from $25.0 million at year-end
1997. Compared to the same time last year, accruing loans past due 90 days were up $1.5 million.

         Total NPAs and loans 90 days past due totaled $178.8 million at the end of the third quarter of 1998, compared to $122.1 million and $120.5 million at year-end 1997 and September 30, 1997, respectively. Total NPAs and loans 90 days past due represented 1.87% of total loans outstanding at September 30, 1998, compared to 1.29% at year-end 1997 and 1.26% at September
30, 1997.

         The following table presents NPAs and accruing loans past due 90 days or more for the periods indicated.

Pacific Century Financial Corporation and subsidiaries
Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More
--------------------------------------------------------------------------------------------
                                                    September 30   December 31 September 30
(in millions of dollars)                                    1998          1997         1997
--------------------------------------------------------------------------------------------
Non-Accrual Loans
       Commercial                                          $24.0         $10.7        $12.9
       Real Estate
         Construction                                        4.4           1.0          0.9
         Commercial                                          6.7           2.8          3.8
         Residential                                        35.9          32.9         35.8
       Installment                                           0.9           2.0          1.9
       Leases                                                0.8            --          0.2
       Foreign                                              67.9          39.9         26.1
                                                    ----------------------------------------
             Subtotal                                      140.6          89.3         81.6


Restructured Loans
       Real Estate
         Commercial                                           --           1.6          2.1
                                                    ----------------------------------------
             Subtotal                                         --           1.6          2.1


Foreclosed Real Estate
       Domestic                                             10.8           6.2         11.0
       Foreign                                               0.1            --           --
                                                    ----------------------------------------
             Subtotal                                       10.9           6.2         11.0
                                                    ----------------------------------------
         Total Non-Performing Assets                       151.5          97.1         94.7
                                                    ----------------------------------------

Accruing Loans Past Due 90 Days or More
       Commercial                                            7.3           2.0          2.2
       Real Estate
         Construction                                        0.6            --          0.4
         Commercial                                          0.8           0.6          3.0
         Residential                                         4.8           7.3          3.0
       Installment                                           6.6           7.6          6.9
       Leases                                                0.1           0.1          0.2
       Foreign                                               7.1           7.4         10.1
                                                    ----------------------------------------
             Subtotal                                       27.3          25.0         25.8
                                                    ----------------------------------------
         Total                                            $178.8        $122.1       $120.5
                                                    ========================================
--------------------------------------------------------------------------------------------
Ratio of Non-Performing Assets
       to Total Loans                                       1.59%         1.02%        0.99%
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Ratio of Non-Performing Assets
       and Accruing Loans Past Due
       90 Days or More to Total Loans                       1.87%         1.29%        1.26%
--------------------------------------------------------------------------------------------
/TABLE

Summary of Loan Loss Experience

         As of September 30, 1998, the reserve for loan losses totaled $209.7 million, representing 2.24% of loans outstanding. Comparatively, this ratio was 1.88% and 1.91% at year-end 1997 and September 30, 1997, respectively. During the first nine months of 1998, the reserve for loan losses increased $35.3 million, primarily reflecting loan provisions that exceeded net charge-offs by $16.9 million and reserves acquired of $13.6 million from the two Paribas acquisitions.

         The provision for loan losses was $10.7 million in the third quarter of 1998, down from $42.0 million in the June 1998 quarter and $18.3 million in the March 1998 quarter. As compared to the prior quarter, the lower third quarter loan loss provision reflected a decline in net charge-offs. In the first nine months of 1998, the provision for loan losses totaled $71.0 million, an increase of $50.5 million from $20.5 million in the same period last year.

         Gross charge-offs were $12.9 million in the third quarter of 1998, down from $29.7 million and $20.4 million in the second and first quarters of 1998, respectively. Current year-to-date charge-offs were $63.0 million, an increase of $30.2 million over the first nine months of 1997. Relative to the year-to-date period, most of the increase in gross charge-offs results from a rise in the foreign category, which reflects the effects of the Asian economic and financial crisis. Foreign loan charge-offs in the first nine months of 1998 were $26.8 million, up from nil in the same 1997 period. Included in the foreign category were Asian charge-offs in the first nine months of 1998 of $22.1 million in Thailand and $3.0 million in Indonesia. For the nine months ended September 30, 1998, C & I charge-offs increased $3.6 million over the comparable period in 1997 and reflects a total of $8.5 million in partial charge-offs recognized on one commercial real estate loan in Hawaii.

         In the current quarter, recoveries declined to $2.7 million, compared to $3.7 million in the prior quarter. Recoveries in the first nine months of 1998 were $8.9 million, down from $14.4 million in the same year ago period. Net charge-offs in the current quarter were $10.2 million, or 0.43% of average loans, compared to $26.0 million, or 1.08% of average loans in the June
1998 quarter and $17.9 million, or 0.78% in the March 1998 quarter. For the first nine months of 1998, net charge-offs were $54.1 million, or 0.76% of average loans, compared to $18.4 million, or 0.28% of average loans in the first nine months of 1997.

         A detailed breakdown of the loan loss reserve including charge-offs and recoveries by category is presented in the following table.

Summary of Loan Loss Experience                Pacific Century Financial Corporation and subsidiaries
-----------------------------------------------------------------------------------------------------
                                                     Third       Third     First Nine     First Nine
                                                   Quarter     Quarter         Months         Months
(in millions of dollars)                              1998        1997           1998           1997
-----------------------------------------------------------------------------------------------------
Average Amount of Loans Outstanding               $9,499.6    $9,206.2       $9,452.1       $8,783.2
Balance of Reserve for Loan Losses
   at Beginning of Period                           $204.0      $167.8         $174.4         $167.8
Loans Charged-Off
   Commercial and Industrial                           4.3         5.5           13.8           10.2
   Real Estate - Mortgage
     Commercial                                        0.3         0.3            0.5            0.5
     Residential                                       0.8         0.2            1.6            0.9
   Installment                                         6.9         7.5           20.1           20.8
   Foreign                                             0.6          --           26.8             --
   Leases                                               --         0.2            0.2            0.4
-----------------------------------------------------------------------------------------------------
Total Charged-Off                                     12.9        13.7           63.0           32.8
Recoveries on Loans Previously Charged-Off
   Commercial and Industrial                           0.6         3.5            2.2            8.8
   Real Estate - Mortgage
     Commercial                                        0.2          --            1.2            0.3
     Residential                                        --          --            0.2            0.7
   Installment                                         1.8         1.6            4.8            4.4
   Foreign                                             0.1         0.1            0.5            0.2
-----------------------------------------------------------------------------------------------------
Total Recoveries                                       2.7         5.2            8.9           14.4
-----------------------------------------------------------------------------------------------------
Net Charge-Offs                                      (10.2)       (8.5)         (54.1)         (18.4)
Provision Charged to Operating Expenses               10.7         8.1           71.0           20.5
Other Net Additions *                                  5.2        10.3           18.4            7.8
-----------------------------------------------------------------------------------------------------
Balance at End of Period                            $209.7      $177.7         $209.7         $177.7
=====================================================================================================
Ratio of Net Charge-Offs to
  Average Loans Outstanding  (annualized)             0.43%       0.37%          0.76%          0.28%
-----------------------------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding                 2.24%       1.91%          2.24%          1.91%
-----------------------------------------------------------------------------------------------------
* Includes balance transfers, reserves acquired, and foreign currency translation adjustments.
/TABLE

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

         An important part of Pacific Century's strategy is to facilitate trade activity within and across the Pacific. Providing trade financing in both directions throughout the Pacific provides short-term exposure and generates fee income from letters of credit and bankers' acceptances. Letters of credit and bankers' acceptances sold with recourse (which are off-balance sheet transactions) are considered in Pacific Century's overall country exposure analysis, but not in the cross-border asset analysis.

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

         Pacific Century's total credit exposure on a cross-border basis was approximately $1.35 billion at September 30, 1998, down from $1.45 billion at both the end of the second quarter of 1998 and year-end 1997. Cross-border interbank placements and loans were $754 million at September 30, 1998, down from $815 million at June 30, 1998 and $835 million at December 31, 1997. The table following presents for September 30, 1998, June 30, 1998 and December 31, 1997 a geographic distribution of Pacific Century's cross-border assets in each country in which such assets exceeded 0.75% of total assets.

Geographic Distribution of Cross-Border International Assets (1)
                                   Government
                                    and Other              Banks and           Commercial
                                     Official        Other Financial       and Industrial
(in millions of dollars)         Institusions       Institutions (2)            Companies               Total
------------------------------------------------------------------------------------------------------------
At September 30, 1998
  Japan                                $    -                 $228.5               $126.4            $  354.9
  South Korea                            87.6                   77.2                 90.4               255.2
  Taiwan                                    -                   71.0                 56.1               127.1
  All Others                             37.2                  377.1                202.4               616.7
------------------------------------------------------------------------------------------------------------
                                       $124.8                 $753.8               $475.3            $1,353.9
============================================================================================================

At June 30, 1998
  Japan                                $    -                 $216.1               $147.5            $  363.6
  South Korea                            85.1                  106.3                138.2               329.6
  Taiwan                                    -                  118.8                 43.2               162.0
  All Others                             29.5                  374.0                192.7               596.2
------------------------------------------------------------------------------------------------------------
                                       $114.6                 $815.2               $521.6            $1,451.4
============================================================================================================

At December 31, 1997
  Japan                                $    -                 $253.1               $136.8            $  389.9
  South Korea                               -                  219.7                193.5               413.2
  Taiwan                                 57.5                   39.5                 23.8               120.8
  All Others                             48.4                  322.9                154.5               525.8
------------------------------------------------------------------------------------------------------------
                                       $105.9                 $835.2               $508.6            $1,449.7
============================================================================================================

(1)  Cross-border outstandings are defined as foreign monetary assets that are payable to Pacific Century in
U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S.
dollars or other non-local currencies.  Monetary assets include loans, acceptances, and interest-bearing deposits with other banks.
(2)  Includes U.S. dollar advances to foreign branches and affiliate banks which were used to fund local currency transactions.  Totals for September 30, 1998, June 30, 1998 and December 31, 1997 were $351.3 million, $380.5 million and $419.9 million, respectively.


         The Asian economic turmoil that began in mid-1997 has adversely impacted the economies of many countries in the region. Those countries affected have experienced a significant devaluation of their currencies relative to the U.S. dollar, as well as higher interest rates and a general tightening of credit. These problems have made it more difficult for borrowers in those countries to obtain and repay credit. Through the end of the third quarter, economic uncertainty still remains in many Asian countries. Pacific Century is closely following the developments in Asia and has adjusted its activities in the region. In view of the risks, Pacific Century has increased its provision for loan losses in 1998 as more fully discussed in the section on Summary of Loan Loss Experience. Pacific Century will continue to monitor its activities on a country by country basis as events evolve and will take such actions on credit reserves and business strategy as appropriate under the circumstances.

         Those countries that have been affected most from the current economic turmoil are Thailand, Indonesia and South Korea, which have all experienced liquidity problems, currency devaluation, and erosion of investor confidence that required the intervention of the International Monetary Fund. These events have generally resulted in severe financial problems for the corporate and financial sectors in those countries and have created a high level of volatility in the financial markets. At Pacific Century, all exposures relating to South Korea, Japan, Taiwan, Hong Kong, the Philippines and Malaysia ended both year-end 1997 and September 30, 1998 on a performing status. There were no charge-offs in the Asian portfolio during 1998's third quarter.

         Within Asia, the two most problematic economies for Pacific Century remain Thailand and Indonesia. Pacific Century's cross-border credit assets in Thailand and Indonesia at September 30, 1998 were approximately $37 million and $16 million, respectively, compared to $74 million and $21 million, respectively, at year-end 1997. In the first quarter of 1998, $5.7 million in U.S. dollar denominated Thai finance company loans were exchanged for Thai baht denominated government deposits. Charge-offs relative to Thai and Indonesian exposures in the first half of 1998 totaled $22.1 million and $3.0 million, respectively. There were no charge-offs in the third quarter.
Total Thai non-performing credits at September 30, 1998 were
$19.5 million, up from $17.6 million at year-end 1997. With respect to Indonesia, non-performing credits totaled $2.7 million at September 30, 1998. In the third quarter of 1998, $10.6 million in Indonesian exposure to banks was converted to sovereign risk in conjunction with a government sponsored plan to support the local banking system. Representing the majority of the $16 million in Indonesian credit assets as of September 30, 1998, the converted loans mature over four years.


Capital

         At September 30, 1998, Pacific Century's total capital was $1.17 billion, an increase of $50 million over year-end 1997.
Dividends in the third quarter were paid at $0.1625 per share.

         Regulatory risk-based capital remained well above minimum guidelines. At September 30, 1998, Pacific Century's Total Capital, Tier 1 Capital and leverage ratios were 11.74%, 9.65% and 7.32%, respectively. This compares with year-end 1997, when the Total Capital Ratio was 11.65%, the Tier 1 Capital Ratio was 9.34% and the leverage ratio was 7.21%. Regulatory guidelines prescribe a minimum Total Capital Ratio of 10%, a Tier 1 Capital Ratio of 6% and a leverage ratio of 5% for an institution to qualify as "well capitalized." Pacific Century's strategy is to maintain its capital ratios at levels to meet this qualification to benefit from the financial and regulatory incentives provided to "well capitalized" institutions.


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

         The simulation model is used to estimate the change in NII from a gradual increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period relative to what the NII would have been if interest rates had not changed. Based on the result of the model, a 200 basis points rise in interest rate as of September 30, 1998 would have resulted in a decline in NII of 1.1%, while a 200 basis points drop in interest rates would have resulted in an increase in NII of 1.6%. Comparatively, as of year-end 1997, a 200 basis points rise in interest rates would have resulted in a decline in NII of 2.0%, while a 200 basis points drop in interest rates would have resulted in an increase in NII of 2.3%. The resulting estimate in NII exposure is well within the approved ALCO guidelines and presents a balance sheet exposure that is slightly liability sensitive. A liability sensitive exposure would imply a favorable short-term impact on NII in periods of declining interest rates.

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

         On the other hand, Pacific Century is exposed to foreign currency exchange rate changes from the capital invested in its foreign subsidiaries and branches located throughout the South Pacific and Asia. These investments are designed to diversify the total balance sheet exposure. While a portion of the capital investment in French Polynesia and New Caledonia is offset by a borrowing denominated in French Francs or foreign exchange currency hedge transactions, the remainder of these capital positions, aggregating approximately $89.3 million, is not hedged.

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

         Presented below is Pacific Century's foreign currency exposure from its net investments in subsidiaries and branch operations that are denominated in a foreign currency as measured by the VAR as of September 30, 1998 and December 31, 1997.

Market Risk Exposure From Changes in Foreign Exchange Rates
------------------------------------------------------------------------------------------------------------
                                                  September 30, 1998                        December 31, 1997
(in millions of dollars)           Book Value          Value-at-Risk           Book Value       Value-at Risk
------------------------------------------------------------------------------------------------------------
Net Investments in Foreign
  Subsidiaries and Branches
     Japanese Yen                       $11.8                  $ 3.4                $11.0               $ 1.9
     Korean Won                          36.3                    9.1                 29.5                23.0
     Pacific Franc (1)                   27.8                    4.3                 24.3                 3.7
     Other                               13.4                   18.5                 29.5                 8.9
                                      -------                -------              -------             -------
       Total                            $89.3                  $35.3                $94.3               $37.5
                                      =======                =======              =======             =======

(1)  Net of borrowing denominated in French francs of $46.0 million and $43.0 million as of September 30,
1998 and December 31, 1997, respectively and foreign exchange hedge transactions of $23 million as of
September 30, 1998.


Trading Activities
         Pacific Century's trading activities include foreign currency and foreign exchange contracts that expose Pacific Century to a modest degree of foreign currency risk. These transactions are executed on behalf of customers and for Pacific Century's own account. Pacific Century, however, manages its trading account such that it does not maintain significant foreign currency open positions. To measure the exposure of these open positions, Pacific Century uses the VAR methodology described above. The VAR measurement for trading activities as of September 30, 1998 continues to be insignificant.

         On January 1, 1999, eleven members of the European Union will be converting their currency to a common currency, the "euro". Included in this conversion is the French franc. Presently, the Pacific franc, the currency of French Polynesia and New Caledonia, is pegged to the French franc. It is expected that the Pacific franc will not be converted to the euro. After 1998, the French government has expressed its intent to peg the Pacific franc to the euro in the same relationship as the current fixed translation with the French franc. This change is not expected to have a significant impact on the operations or financial results of Pacific Century.

         Pacific Century expects to be compliant with its information technology systems relative to the requirements for the conversion to the new euro currency. The costs associated with these modifications are not expected to be significant.


Liquidity

         Liquidity is managed to ensure that Pacific Century has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner.

         As of September 30, 1998, total deposits declined 1.9% to $9.4 billion from $9.6 billion at year-end 1997. During this period, domestic deposits declined $132 million, while foreign deposits declined $53 million. Comparability is impacted by the May 1998 Paribas acquisitions, which added approximately $253 million to foreign deposits. Excluding the acquisitions, total deposits at September 30, 1998, would have declined by approximately 4.6% from year-end 1997. The intense competition for deposits by banks and other financial institutions, as well as securities brokerage firms, continues to impact the ability to attract and retain deposits. Comparing September 30, 1998 with the same date in 1997, total deposits showed a slight decline of $20 million.

         Repos are offered to governmental entities as an alternative to deposits. At September 30, 1998, Repos were $2.4 billion, compared to $2.3 billion at both year-end 1997 and September 30, 1997.

         Short-term borrowing, including Funds Purchased, were $652 million at the end of September 1998 down from $937 million at year-end 1997 and $859 million at September 30, 1997. Long-term debt has decreased from $706 million at year-end 1997 to $625 million at September 30, 1998, reflecting maturities. During the current quarter no new debt was issued under Bank of Hawaii's $1 billion "revolving" Bank Note program. Effective August 21,
1998, the Bank Note program was modified to allow the issuance of both senior and subordinated bank notes. Additionally, Bank of Hawaii's Board of Directors recently approved the issuance of $150 million in subordinated bank notes under this program. As of the end of the third quarter no subordinated bank notes have been issued. Outstanding senior bank notes under this program totaled $25 million at September 30, 1998. Long-term debt outstanding includes the $100 million Bancorp Hawaii Capital
Trust I, 8.25% Capital Securities issued in December 1996.


Net Interest Margin

         The average net interest margin (taxable equivalent basis) on earning assets in the third quarter of 1998 was 4.16%, compared to 3.93% in the same quarter of 1997 and 4.21% in the second quarter of 1998. For the first nine months of 1998, the average net interest margin (taxable equivalent basis) was 4.22%, an increase from 3.94% in the first nine months of 1997. The increase in net margin in 1998 is partly attributed to a widening of the net margin in the Hawaii market that is driven by higher yields on earning assets and to the CUB acquisition, as CUB's margins are higher than the rest of Pacific Century. Net interest income (taxable equivalent basis) totaled $144.6 million and $433.5 million in the third quarter and first nine months of 1998, respectively, compared to $135.8 million and $386.3 million in the third quarter and first nine months of 1997, respectively.

         The yield on earning assets in the third quarter of 1998 improved to 7.93% from 7.87% in the same year ago quarter. For the first nine months of 1998, the yield on earning assets was 8.09%, up from 7.93% in the same period last year. The cost of funds has remained relatively stable at a rate of 4.74% and 4.73% for the quarter ended September 30, 1998 and 1997, respectively, and 4.73% and 4.76% for the nine months ended September 30, 1998 and 1997, respectively.

Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent
----------------------------------------------------------------------------------------------------------
                                                        Three Months Ended           Three Months Ended
                                                        September 30, 1998           September 30, 1997
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $598.0   $8.6   5.70%        $490.0   $7.9   6.37%
  Investment Securities Held to Maturity
    -Taxable                                             837.9   16.4   7.77        1,259.3   20.8   6.56
    -Tax-Exempt                                           11.3    0.3  11.94           12.6    0.5  14.42
  Investment Securities Available for Sale             2,768.7   43.1   6.17        2,535.4   41.0   6.41
  Funds Sold                                              71.2    1.0   5.80           84.6    1.1   5.12
  Net Loans
    -Domestic                                          7,638.2  162.7   8.45        7,676.2  159.3   8.23
    -Foreign                                           1,861.4   31.0   6.61        1,639.4   33.2   8.04
  Loan Fees                                                      12.5                          7.9

    Total Earning Assets                              13,786.7  275.6   7.93       13,697.5  271.7   7.87
Cash and Due From Banks                                  630.6                        549.6
Other Assets                                             446.8                        495.9

    Total Assets                                     $14,864.1                    $14,743.0



Interest Bearing Liabilities
  Domestic Deposits - Demand                          $2,023.8   14.4   2.83       $2,065.6   14.0   2.68
                    - Savings                            763.2    4.6   2.39          871.4    5.5   2.51
                    - Time                             2,530.9   35.5   5.57        2,938.1   40.9   5.53

    Total Domestic                                     5,317.9   54.5   4.07        5,875.1   60.4   4.08
  Foreign Deposits
    - Time Due to Banks                                  634.7   10.7   6.64          569.1    9.3   6.47
    - Other Time and Savings                           1,326.0   14.6   4.36        1,267.3   13.5   4.22
                                                     ------------------------     ------------------------
    Total Foreign                                      1,960.7   25.3   5.10        1,836.4   22.8   4.92

    Total Deposits                                     7,278.6   79.8   4.35        7,711.5   83.2   4.28
Short-Term Borrowings                                  3,001.6   40.4   5.34        2,930.1   40.7   5.51
Long-Term Debt                                           672.5   10.8   6.36          751.1   12.0   6.35

    Total Interest Bearing Liabilities                10,952.7  131.0   4.74       11,392.7  135.9   4.73
                                                     ------------------------     ------------------------
Net Interest Income                                             144.6   3.19                 135.8   3.14
Average Spread on Earning Assets                                        4.16%                        3.93%
Demand Deposits     - Domestic                         1,574.9                      1,640.8
                    - Foreign                            621.7                        262.5
                                                     ----------                   ----------
Total Demand Deposits                                  2,196.6                      1,903.3
Other Liabilities                                        550.6                        296.4
Shareholders' Equity                                   1,164.2                      1,150.6

    Total Liabilities and Shareholders' Equity       $14,864.1                    $14,743.0


Provision for Possible Loan Losses                               10.7                          8.2
Net Overhead                                                     82.6                         72.8

Income Before Income Taxes                                       51.3                         54.8
Provision for Income Taxes                                       16.4                         19.3
Tax-Equivalent Adjustment                                         0.1                          0.2
                                                               -------                      -------
Net Income                                                      $34.8                        $35.3
                                                               =======                      =======
/TABLE

Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent
----------------------------------------------------------------------------------------------------------
                                                        Nine Months Ended            Nine Months Ended
                                                        September 30, 1998           September 30, 1997
                                                       Average Income/Yield/        Average Income/Yield/
(in millions of dollars)                               Balance Expense  Rate        Balance Expense  Rate
----------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                             $521.0  $25.8   6.62%        $526.5  $26.5   6.73%
  Investment Securities Held to Maturity
    -Taxable                                             962.2   54.4   7.57        1,232.9   62.0   6.72
    -Tax-Exempt                                           11.8    1.3  14.39           12.6    1.4  14.29
  Investment Securities Available for Sale             2,699.2  127.1   6.30        2,437.6  118.5   6.50
  Funds Sold                                              91.1    3.0   4.41           78.0    2.8   4.80
  Net Loans
    -Domestic                                          7,650.3  485.3   8.48        7,292.8  445.8   8.17
    -Foreign                                           1,801.8   99.0   7.35        1,527.3   96.1   8.42
  Loan Fees                                                      35.1                         24.7

    Total Earning Assets                              13,737.4  831.0   8.09       13,107.7  777.8   7.93
Cash and Due From Banks                                  603.5                        538.7
Other Assets                                             627.1                        492.2

    Total Assets                                     $14,968.0                    $14,138.6



Interest Bearing Liabilities
  Domestic Deposits - Demand                          $2,128.5   42.5   2.67       $1,891.8   39.0   2.75
                    - Savings                            793.7   14.5   2.44          872.6   16.2   2.48
                    - Time                             2,743.8  110.9   5.41        2,838.9  116.4   5.48

    Total Domestic                                     5,666.0  167.9   3.96        5,603.3  171.6   4.09
  Foreign Deposits
    - Time Due to Banks                                  589.2   30.3   6.87          776.7   34.8   5.98
    - Other Time and Savings                           1,223.5   43.2   4.73        1,038.8   34.0   4.38
                                                     ------------------------     ------------------------
    Total Foreign                                      1,812.7   73.5   5.42        1,815.5   68.8   5.07

    Total Deposits                                     7,478.7  241.4   4.32        7,418.8  240.4   4.33
Short-Term Borrowings                                  3,076.9  123.4   5.36        2,847.0  116.6   5.47
Long-Term Debt                                           689.0   32.7   6.35          724.7   34.5   6.38

    Total Interest Bearing Liabilities                11,244.6  397.5   4.73       10,990.5  391.5   4.76
                                                     ------------------------     ------------------------
Net Interest Income                                             433.5   3.36                 386.3   3.17
Average Spread on Earning Assets                                        4.22%                        3.94%
Demand Deposits     - Domestic                         1,651.1                      1,463.7
                    - Foreign                            452.8                        262.6
                                                     ----------                   ----------
Total Demand Deposits                                  2,103.9                      1,726.3
Other Liabilities                                        467.1                        323.2
Shareholders' Equity                                   1,152.4                      1,098.6

    Total Liabilities and Shareholders' Equity       $14,968.0                    $14,138.6


Provision for Possible Loan Losses                               71.0                         20.6
Net Overhead                                                    253.3                        199.9

Income Before Income Taxes                                      109.2                        165.8
Provision for Income Taxes                                       36.8                         58.8
Tax-Equivalent Adjustment                                         0.4                          0.7
                                                               -------                      -------
Net Income                                                      $72.0                       $106.3
                                                               =======                      =======
/TABLE

Non-Interest Income and Expense

         Pacific Century utilizes the efficiency ratio to measure its success in managing non-interest income and expense. The efficiency ratio is derived by dividing non-interest expense by net operating revenue (net interest income plus non-interest income before securities transactions). The efficiency ratio for the three months ended September 30, 1998 and 1997 was 68.6% and 65.6%, respectively, and for the nine months ended September 30, 1998 and 1997 was 69.8% and 64.6%, respectively. Comparability between the year-to-date periods is impacted by the restructuring charge. Excluding the restructuring charge, the efficiency ratio would have been 66.5% for the nine months ended September 30, 1998.

Non-Interest Income
                               3 Months Ended         3 Months Ended       9 Months Ended      9 Months Ended
(in millions)                  Sept. 30, 1998         Sept. 30, 1997       Sept. 30, 1998      Sept. 30, 1997
------------------------------------------------------------------------------------------------------------
Trust Income                            $13.7                  $13.2                $41.6               $39.3
Service Charges on Deposit Accounts       9.1                    7.8                 26.0                21.0
Fees, Exchange and Other Service
  Charges                                20.1                   17.1                 57.8                49.3
Other Operating Income                   11.2                    7.8                 28.1                22.2
Investment Securities Gains             (0.5)                    0.3                  2.8                 2.3
------------------------------------------------------------------------------------------------------------
   Total Non-Interest Income            $53.6                  $46.2               $156.3              $134.1
============================================================================================================


         Non-interest income in the third quarter of 1998 was $53.6 million, up 16.2% over the similar quarter in 1997. For the first nine months of 1998, non-interest income was $156.3 million, an increase of 16.5% over the same period last year. Comparisons between periods are affected by the acquisitions, which accounted for approximately $12.5 million of the increase in non-interest income in the nine months ended September 30, 1998.

         Trust income in the third quarter of 1998 and 1997 was $13.7 million and $13.2 million, respectively. Year-to-date trust income totaled $41.6 million, up 5.8% from $39.3 million in the same 1997 period. These increases are primarily attributed to a rise in the total trust assets administered and to continued growth in Pacific Century's family of mutual funds.

         Service charges on deposit accounts rose 16.2% in 1998's third quarter over the same period in 1997. For the nine months ended September 30, 1998, this category totaled nearly $26.0 million, reflecting an increase of $5.0 million over the first nine months of 1997. The acquisitions added about $2.9 million in deposit fees in the first nine months, while fees in the Hawaii market grew by $1.2 million.

         In the three and nine months ended September 30, 1998, fees, exchanges, and other service charges were up 17.7% and 17.2%, respectively, over the same periods in 1997. The acquisitions accounted for approximately $4.4 million of the increase in these fees relative to the current year-to-date period. Pacific
Century's emphasis on fee income continues to reflect positively in this category. Current year-to-date income from mortgage servicing, foreign currency and ATM fees were higher, while income from letters of credit was lower than in the same period last year.

         Other operating income in the quarter ended September 30, 1998 was $11.2 million compared to $7.8 million in the like 1997 quarter. For the first nine months of 1998, other operating income was $28.1 million, an increase of $5.9 million over the same year ago period, reflecting the impact of the acquisitions of approximately $5.2 million and a $0.6 million asset sale gain in the first quarter.

          For the nine months ended September 30, 1998, net gains from investment securities sales were $2.8 million, up from $2.3 million in the same 1997 period. In the third quarter, investment security transactions registered a loss of $0.5 million.

Non-Interest Expense
                               3 Months Ended         3 Months Ended       9 Months Ended      9 Months Ended
(in millions)                  Sept. 30, 1998         Sept. 30, 1997       Sept. 30, 1998      Sept. 30, 1997
------------------------------------------------------------------------------------------------------------
Salaries                                $50.2                  $45.2               $145.9              $126.7
Pension and Other Employee Benefits      14.5                   12.5                 42.2                40.0
Net Occupancy Expense                    13.1                   11.1                 35.0                32.6
Net Equipment Expense                    13.0                    9.8                 35.8                28.6
Other Operating Expense                  45.3                   40.1                130.6               105.1
Restructuring Charge                        -                      -                 19.4                   -
Minority Interest                         0.1                    0.3                  0.7                 1.0
------------------------------------------------------------------------------------------------------------
   Total Non-Interest Expense          $136.2                 $119.0               $409.6              $334.0
============================================================================================================


         Non-interest expense in the third quarter of 1998 totaled $136.2 million, up 14.5% from $119.0 million in the same quarter last year. For the nine months ended September 30, 1998, non-interest expense increased $75.6 million, or 22.6% over the same period in 1997. The year-to-date increase includes the $19.4 million second quarter restructuring charge and the effects of the acquisitions, which added approximately $27.8 million to non-interest expense. The restructuring charge is discussed in an earlier section of this report. Excluding the effects of the restructuring charge and the acquisitions, non-interest expense in the first nine months of 1998 would have increased by approximately 8.5% over the comparable 1997 period.

         Salaries and benefits were $64.7 million for the third quarter of 1998, compared to $57.7 million for the same year ago period. Year-to-date salaries and benefits totaled $188.1 million, up 12.8% from $166.7 million in the first nine months of 1997. These increases are mainly due to the acquisitions, which accounted for approximately $13.5 million of the rise in the nine months ended September 30, 1998. The Year 2000 project, which is discussed in detail in the following section of this report, also contributed to the increase in these expense categories for 1998.

         In the third quarter of 1998, net occupancy and equipment expense totaled $26.0 million, compared to $20.9 million in the same period last year. Net occupancy and equipment expense for the nine months ended September 30, 1998 totaled $70.8 million, an increase of 15.8% from $61.2 million for the similar period in 1997. Included in 1998's first quarter were $1.7 million in non-recurring expenses attributed to equipment and premise write-offs. Additionally, about $3.1 million of the increase in the first nine months of 1998 is explained by the acquisitions.

         Other operating expense in the current quarter was $45.3 million, up $5.2 million over 1997's third quarter. Current year-to-date other operating expense totaled $130.6 million, an increase of 24.2% over the $105.1 million reported for the same period in 1997. The increase in other operating expense in the current quarter is mostly due to a $1.7 million write-down in a real estate investment and a $2.7 million third quarter loss related to an equipment lease termination which was offset by an equal amount of tax savings. In addition to these items, the increase in other operating expense for the current year-to-date period is partly due to approximately $13.7 million relating to the effects of the acquisitions (including $2.5 million for amortization of intangibles), $1.4 million in first quarter non-recurring expenses, a $2.0 million second quarter write-down of a real estate investment, and $1.0 million in charge-offs of various other items. Additionally, costs incurred for the Year 2000 project also contributed to the increase in other operating expense.


Year 2000

         A significant issue facing all banks nationwide that could have a large impact on expenses is the transition to the new millennium. Year 2000 concerns arise primarily from past date-coding practices in both software and hardware that used two-digits rather than four-digits to represent years. If not corrected, systems that use the two-digit format will be unable to correctly distinguish dates after December 31, 1999. This problem could cause these systems to fail or produce inaccurate information.

         Pacific Century has made the resolution of Year 2000 issues its top priority. As a diversified financial services organization, Pacific Century depends on a variety of systems to operate its businesses in Hawaii, the U.S. Mainland and the Asia-Pacific region. Recognizing the significant risks associated with the Year 2000 problem, Pacific Century established "Project 2000" in 1996 as a corporate-wide Year 2000 initiative. Through Project 2000, Pacific Century centrally manages, coordinates and tracks all Year 2000 compliance activities for its subsidiaries. Pacific Century believes that its level of preparedness is appropriate to address Year 2000 issues in a timely manner and has developed a project plan that is designed to remediate both critical information technology and non-information technology assets in a timely manner. Pacific Century's Year 2000 program management is structured around an Executive Technology Council
(the ETC) and Program Management Office (the PMO). The ETC, which is comprised of executive officers of Pacific Century and its subsidiaries, maintains a corporation-wide focus on Year 2000 compliance efforts. Year 2000 compliance activities are coordinated by the PMO across all lines of business and geographic regions to ensure consistency in project management elements throughout the enterprise. Incorporated in Pacific Century's Year 2000 project plan are the following five phases:

Awareness
This phase consisted of securing executive level support needed to achieve Year 2000 compliance. In addition, this phase required the establishment of a Year 2000 program team and the development of an overall strategy that encompassed internal systems, service providers for systems that are outsourced, vendors, auditors, customers, counterparties and suppliers. Pacific Century has completed the awareness phase.

Assessment
This phase consisted of identifying the software, hardware, networks, processing platforms, non-technology assets and customers and vendors that are affected by the Year 2000 date change. In addition, this phase also addressed the size and complexity of the Year 2000 issues, as well as, identified and developed the resources necessary to perform compliance work. The assessment phase was completed in the first quarter of 1998.

Renovation
The renovation phase includes work required to bring products and services into Year 2000 compliance (i.e., code enhancements, hardware, and software replacements, and vendor certification). Detailed analyses are performed to determine the impact of the required changes on related applications and hardware. Work is prioritized based on information gathered during the assessment phase. The determining factor in the decision to repair, replace, or risk-accept an asset is based on the criticality of an asset to the operation of a business unit. For Pacific Century's mission-critical systems, approximately 90% of the total lines of code, including vendor code, have been renovated and are currently undergoing testing.

Validation Testing
This phase consists of testing information technology and non-information technology assets. During the initial phase of testing, the functionality of the Year 2000 modified system is tested to demonstrate that changes made to data processing do not disrupt the daily processing of the system. Next, the Year 2000 modified application is tested together with related applications to ensure that it can be safely integrated into production without negatively impacting related applications. Before the modified application is placed into production, it is reviewed, tested and approved by end-users in the business units. Pacific Century is currently in the midst of renovation and validation testing and is on schedule to meet its goals of having substantially completed testing of critical systems by year-end 1998. In addition, the validation phase also addresses external testing with third party and service-provider systems for

Year 2000 compliance. The bulk of third-party interface testing will be conducted during the first quarter of 1999.

Implementation
In the implementation phase systems which have been tested as Year 2000 compliant are migrated into production. As each renovated system passes this final quality-assurance review, it is placed into production. Pacific Century expects to have all of its critical systems fully implemented and placed into production by the end of June 1999.

         Pacific Century understands that successfully addressing Year 2000 issues extends well beyond the remediation of internal systems. Pacific Century has a detailed and extensive process to ascertain and monitor the Year 2000 readiness of its vendors and service providers. Additionally, Pacific Century has embarked on a Year 2000 risk assessment program to determine the Year 2000 readiness of all major commercial customers, counterparties and business partners.

         While Pacific Century believes its Year 2000 project plan is designed to be successful in resolving Year 2000 issues for all critical systems, it is possible, because of the scope and complexity involved, that not all potential problems will be satisfactorily completed in a timely manner. To mitigate this possibility, Pacific Century is formulating contingency plans for critical assets to assure an orderly transition into the millennium. Contingency plans include specific trigger dates for alternative solutions to situations or events that may occur that are beyond Pacific Century's control. Contingency plans are reviewed and adjusted on a regular basis. In addition, business continuity plans are being developed as a safeguard against unforeseen business interruptions.

         Pacific Century estimates that costs directly related to Project 2000 issues will approximate $41 million, including $30 million in estimated incremental cost. In previous reports, Pacific Century had disclosed its Project 2000 costs on an incremental basis only. However, new regulatory guidance requires this disclosure to be made on a total cost basis. Costs associated with Project 2000 primarily include estimates for technology and program management staff, staff retention, consultant fees, and software and hardware costs, as well as, costs for customer education and public relations. Through September 30, 1998, cumulative costs for Project 2000 totaled about $20.2 million of which approximately $5.9 million and $17.0 million were incurred in the third quarter and first nine months of 1998, respectively. As Project 2000 progresses, the cost estimate could change depending on a number of factors, including the failure of third party vendors to address Year 2000 issues in a timely manner. Year 2000 compliance costs are expected to be funded primarily from operating cash flow.


Forward-Looking Statements

         From a forward-looking perspective, the extent and magnitude of the Year 2000 problem as it will affect Pacific Century, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among the most important are the difficulty of locating all internal software that is not Year 2000 compatible, as well as "embedded" chips that may be in a great variety of hardware. Pacific Century believes that it will be able to identify and remediate mission-critical internal computer systems and systems containing embedded chips and will have contingency plans to deal with these systems. Other important difficulties relate to the lack of control over, and difficulty inventorying, assessing, remediating, verifying and testing, outside systems connected, and vital, to internal computers, telecommunications or other mission-critical systems. Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of outside systems and similar events. Additionally, there can be no assurance for example that all outside systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to Pacific Century's business. If, despite diligent, prudent efforts under its Year 2000 Plan, there are Year 2000-related failures that create substantial disruptions to Pacific Century's business, the adverse impact on business could be material.
However, no significant adverse events have been currently identified. Moreover, the estimated costs, referred to above, of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that could occur despite implementation of the Plan.

         This report contains other forward-looking statements regarding management's beliefs, estimates, projections and assumptions. These forward-looking statements are subject to risks and uncertainties, and accordingly, actual results may differ significantly from those presented in such statements. Factors that might cause such a difference include, but are not limited to, economic conditions in the areas in which Pacific Century conducts its operations, fluctuations in interest rates, fluctuations in foreign currency exchange rates, credit quality, and U.S. foreign government regulations and monetary policies.

Part II. - Other Information

Items 1 to 5 omitted pursuant to instructions.

Item 6 - Exhibits and Reports on Form 8-K

         (a)     Exhibit Index

                 Exhibit Number


                         11       Statement Regarding Computation of Per Share
                                  Earnings
                         20       Quarterly Report to Shareholders
                         27       Financial Data Schedule
                         99       Statement of Ratios

         (b) On August 14, 1998, Pacific Century filed a Form 8-K regarding a proposed offering of subordinated notes by Bank of Hawaii.



SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date    November 13, 1998             PACIFIC CENTURY FINANCIAL
                                      CORPORATION


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