Form 10-K
period 1998-12-31
PACIFIC CENTURY FINANCIAL CORP
filed 1999-03-01
CIK 46195

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

                  For the fiscal year ended December 31, 1998

                                      OR

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      for the transition period from  to

                         Commission File Number 1-6887

                     PACIFIC CENTURY FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                              99-0148992
       (State of incorporation)           (IRS Employer Identification No.)

 130 Merchant Street, Honolulu, Hawaii                  96813
    (Address of principal executive                  (Zip Code)
               offices)

                                (808) 643-3888
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
   Title of Each Class                                   on Which Registered
   -------------------                                  ---------------------
Common Stock, $.01 Par                                 New York Stock Exchange
 Value

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange on December 31, 1998 ($24.38 per share): $1,958,347,831

  As of February 23, 1999, 80,530,016 shares of Common Stock, $.01 par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 23, 1999, are incorporated by reference into
Part III of this Report.

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

  Pacific Century provides a broad range of financial products and services to customers in four market regions. These regions are Hawaii, the South and West Pacific, Asia, and the U.S. Mainland. Pacific Century is the largest bank holding company headquartered in the State of Hawaii. The principal subsidiaries of Pacific Century are Bank of Hawaii and Pacific Century Bank, N.A. (PCB).

  In 1998, Pacific Century announced a new strategy called the "New Era." The project's first steps were to rationalize Pacific Century's corporate structure in an effort to reduce regulatory burden and streamline operations. During the year, several subsidiaries were merged, closed or transferred.

  . Pacific Century's two subsidiary banks on the U.S. Mainland, California
    United Bank with operations in California and Pacific Century Bank, N.A. with operations in Arizona, were merged during the third quarter of 1998. Pacific Century Bank, N.A., the surviving entity, is headquartered in Encino, California and targets small and middle-market commercial businesses and retail customers through branch offices in both states.

  . Bancorp Pacific, Inc. was merged into Bank of Hawaii during the third quarter of 1998. The merger left First Savings and Loan Association of America, F.S.B. (First Savings), with operations in Guam, as a subsidiary of Pacific Century, merged Hawaii-based First Federal Savings and Loan Association of America (First Federal) into Bank of Hawaii, and eliminated Bancorp Pacific, Inc. The merger of First Federal consolidates the Pacific Century depository institutions in the Hawaii market under Bank of Hawaii. Following the merger, 19 branch locations of First Federal in Hawaii were closed. In addition, First Savings acquired by merger the operations of its wholly-owned subsidiary, Pacific Century Capital Corporation, formerly Bancorp Finance of Hawaii--(Guam), Inc. First Savings also converted from a Guam charter to a federal savings bank charter.

  . Pacific Century closed Realty and Mortgage Investors of the Pacific, Ltd.
    in September 1998. With its activity focused on commercial real estate lending in Hawaii, activity had been limited and its continuation not practical.

  . Finally, in the fourth quarter of 1998, Pacific Century Life Insurance
    Corporation (PCLIC) and Pacific Century Agency, Inc. were contributed to Bank of Hawaii where they remain as wholly-owned subsidiaries.

  In December 1997, Bank of Hawaii International, Inc. (BOHI) announced the signing of a definitive agreement to acquire Banque Paribas Pacifique in New Caledonia and Banque Paribas Polynesie in French Polynesia. The acquisitions were completed in the second quarter of 1998. The acquired banks were merged into two of BOHI's existing subsidiaries, Bank of Hawaii-Nouvelle Caledonie and Banque de Tahiti. Banque Paribas Pacifique reported assets of $238 million and Banque Paribas Polynesie reported assets of $83 million as of May 31, 1998, the merger date.

  In April 1998 Pacific Century changed its state of incorporation from Hawaii to Delaware, by merging into a new wholly-owned subsidiary formed for that purpose. This change was made to enable Pacific Century to take advantage of the flexibility and other benefits of the Delaware corporate law.

  Pacific Century's organization structure as of December 31, 1998 is included in Exhibit 21.1. The percentages indicate the proportion of total assets that each group of entities contributed to Pacific Century's consolidated financial position at December 31, 1998. All subsidiaries are wholly-owned except as otherwise noted for certain banks in the South Pacific and for those entities whose directors own qualifying shares. Each entity is consolidated with its immediate parent company except for three of the affiliate banks in the South Pacific--Bank of Tonga, National Bank of Solomon Islands and Pacific Commercial Bank, Ltd.--the investments in which are accounted for under the equity method.

  At December 31, 1998, Pacific Century and its subsidiaries employed 5,134 persons on a full-time or part-time basis.

  The following is a brief description of each of Pacific Century's subsidiaries.

  Bank of Hawaii was organized under the laws of Hawaii on December 17, 1897, and has been continuously in business since. Its headquarters are in Honolulu, Hawaii, and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). Bank of Hawaii is the largest full-service financial institution in Hawaii with a statewide network of 59 regular branches and 13 supermarket branches. It is not a member of the Federal Reserve System.

  Pacific Century and 14 directors of Bank of Hawaii (each of whom holds 125 qualifying shares each) own 100% of the outstanding shares. There are five directors of Bank of Hawaii who do not hold qualifying shares. The legal requirement for directors of Hawaii banks to hold qualifying shares was eliminated in 1993.

  Bank of Hawaii provides customary commercial banking services through branch offices in the State of Hawaii and branches or representative offices in Bahamas (Nassau), Republic of Fiji (Suva, Nadi, and Lautoka), Hong Kong, Japan (Tokyo), South Korea (Seoul), Philippines (Manila, Cebu, and Davao), Singapore, Taiwan (Taipei), American Samoa, Commonwealth of the Northern Mariana Islands (Saipan), Federated States of Micronesia (Pohnpei, Kosrae, and
Yap), Guam, Republic of the Marshall Islands (Majuro), and Republic of Palau (Koror). Bank of Hawaii also has subsidiary and affiliate banks in New Caledonia, Papua New Guinea, French Polynesia, Tonga, Vanuatu, Solomon Islands, and Samoa. Pacific Century Trust, a division of Bank of Hawaii, operates offices in California, Arizona and Guam as well as Hawaii. Trust assets under administration at year-end 1998 were $13.1 billion.

  Bank of Hawaii owns all of the outstanding stock of Pacific Century Leasing, Inc.; BOHI; Bank of Hawaii International Corp., New York; Pacific Century Investment Services, Inc.; Bankoh Corporation; Pacific Century Advisory Services, Inc.; Pacific Century Insurance Agency, Inc.; PCLIC; and Pacific Century Agency, Inc. A brief discussion of these Bank subsidiaries follows:

  Pacific Century Leasing, Inc. (PCL), formerly Bancorp Leasing of Hawaii, Inc., formed in 1973, provides leasing and leasing services, mainly to the commercial sector in Hawaii. PCL has several subsidiaries that are "specific purpose leasing vehicles." These subsidiaries include S.I.L., Inc.; Arbella Leasing Corp.; Pacific Century Leasing International, Inc.; and BNE Airfleets Corporation. On a consolidated basis, PCL's assets represented 1.7% of Pacific Century's total assets at year-end 1998.

  BOHI was formed in 1968. BOHI holds equity interests in the following foreign financial institutions (in the percentages indicated): Bank of Hawaii--Nouvelle Caledonie-91%; Bank of Hawaii (PNG) Ltd.-100%; Banque de Tahiti-92%; Bank of Tonga-30%; Banque d'Hawaii (Vanuatu), Ltd.-100%; National Bank of Solomon Islands-51%; and Pacific Commercial Bank, Ltd.-43%, in Samoa. BOHI's total assets represented 8.9% of Pacific Century's total assets at year-end 1998.

  Bank of Hawaii International Corp., New York (BOHICNY) was organized in 1982 as an Edge Act corporation. BOHICNY provides payment, clearing, and settlement services with the New York Clearing House and Clearing House Interbank Payment Service for both affiliated and unaffiliated banks. BOHICNY had total assets representing 1.7% of Pacific Century's total assets at year-end 1998.

  Pacific Century Investment Services, Inc. (PCIS), formerly Bancorp Investment Group, Ltd., was formed in 1991 to provide full service brokerage and other investment services originally as a subsidiary of Pacific Century and, since 1994, as a wholly-owned subsidiary of Bank of Hawaii.

  Bankoh Corporation was originally incorporated in 1984 as Hawaiian Hong Kong Holdings, Ltd. and remained inactive until 1994. In 1994, the name was changed to Bankoh Corporation, with minimal activity since its name change.

  Pacific Century Advisory Services, Inc., formerly Bankoh Investment Advisory Services Ltd., was reactivated in 1991 to provide advisory services for businesses seeking to operate in Hawaii. The activity of this company remained limited during 1998.

  Pacific Century Insurance Agency, Inc., formerly Pan-Ocean Insurance Agency, Inc., engages in general insurance agency, insurance sub agency and general insurance brokerage business to the extent permitted under applicable federal and state laws. Business activity began in late 1995 with limited activity in 1998.

  Pacific Century Life Insurance Corporation, formerly Bancorp Life Insurance Company of Hawaii, Inc., was incorporated in 1981 in the State of Arizona to underwrite, as a reinsurer, the credit life and credit accident and health insurance sold in conjunction with Bank of Hawaii's short-term consumer lending activities. PCLIC became a wholly-owned subsidiary of Bank of Hawaii in 1998.

  Pacific Century Agency, Inc., formerly Bancorp Insurance Agency of Hawaii, Inc., was formed in 1982 to act as an agent for the sale of all credit life and credit accident and health insurance that is reinsured with PCLIC. Pacific Century Agency, Inc. became a wholly-owned subsidiary of Bank of Hawaii in 1998.

  Pacific Century also holds all of the outstanding stock, except as noted, of the corporations listed below:

  First Savings, a wholly-owned subsidiary of Pacific Century, operates in a market area that includes the entire territory of Guam. First Savings operates three full-service branches and three in-store branches in Guam. The FDIC insures its deposits. First Savings' assets represented 1.2% of Pacific Century's total assets at year-end 1998.

  As mentioned earlier, Pacific Century Bank, N.A. (PCB) was merged with California United Bank. In the merger, PCB's headquarters was designated as Encino, California. Pacific Century and three of the directors of PCB (each of whom holds 1,000 qualifying shares) own 100% of the outstanding shares of PCB. PCB is organized under the laws of the United States. The FDIC insures its deposits, and it is a member of the Federal Reserve System. PCB provides customary commercial banking services through 20 branch offices in the State of California and 9 branch offices in the State of Arizona. PCB had total assets representing 7.6% of Pacific Century's total assets at year-end 1998.

  In 1989, Pacific Century established a wholly-owned captive insurance company, Pacific Century Insurance Services, Inc. (Pacific Century Insurance), formerly Bancorp Hawaii Insurance Services, Ltd. With Pacific Century Insurance's formation, Pacific Century became the first Hawaii corporation to establish a Hawaii captive insurance company for its self-insurance needs. Pacific Century Insurance provides bankers professional liability insurance and workers compensation insurance exclusively to Pacific Century and its subsidiaries and affiliates. Pacific Century Insurance's formation provides Pacific Century with greater flexibility and stability in managing insurance coverages and premium costs. Pacific Century Insurance also provides Pacific Century with the opportunity to design self-insurance programs not otherwise available in the conventional insurance market.

  Pacific Century Small Business Investment Company, Inc. (PCSBIC), formerly Bancorp Hawaii Small Business Investment Company, Inc., was formed in September 1983 in the State of Hawaii as a small business investment company. In 1998, activity in PCSBIC remained limited with new investments totaling $0.3 million. Total assets of PCSBIC were $2.1 million at year-end 1998.

  PCFC Hawaii, Corporation was formed in 1998 for the single purpose of holding a real estate investment. The investment was sold in late 1998 and the company will be dissolved in 1999.

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

 Competition

  The financial services industry has become highly competitive. Pacific Century and Bank of Hawaii compete with local Hawaii financial institutions, and PCB competes with local financial institutions in Southern California and Arizona. In addition, each of them competes with institutions located in the major financial centers of the world. These financial institutions include not only banks and savings associations, but also insurance companies, brokerage houses, mortgage companies, consumer finance companies, credit unions, and diversified financial services companies that provide many or all of the services offered by commercial banks and savings institutions but operate without a banking charter and thus free of most of the associated regulatory requirements.

  Seven commercial banks, three savings associations, approximately seven deposit-taking financial services loan companies, approximately 114 credit unions, and scores of mortgage companies and other financial services firms serve the State of Hawaii. The State is also served by a large number of out-of-state institutions and foreign banks. Bank of Hawaii is the largest Hawaii based financial services firm operating in the market. Outside of Hawaii, Bank of Hawaii's primary competition in the Pacific Basin comes from several major U.S. Mainland and foreign banks that operate in those areas.

  PCB competes in two distinct markets, Southern California and Arizona. Southern California is served by at least 223 local commercial banks, at least 48 savings associations, and approximately 443 credit unions as well as numerous other financial services firms of a wide variety of types, including foreign banks and other foreign financial entities. Likewise, in the state of Arizona, approximately 41 commercial banks, 7 savings associations, 71 credit unions, and numerous other financial services firms conduct full-service operations. PCB is approximately the 46th largest insured depository institution and the twelfth largest insured depository institution in Southern California and Arizona, respectively, as measured by deposits placed in offices there.

  Additional financial institution holding companies or their subsidiaries may enter markets served by Pacific Century and thereby provide additional competition. Likewise, if Pacific Century, Bank of Hawaii, PCB and their respective subsidiaries pursue additional business opportunities, they will encounter significant competition from other businesses, including ones not associated with banks or financial institution holding companies.

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

  Hawaii has enacted a statute which authorizes out-of-state banks to engage in "interstate merger transactions" with (mergers and consolidations with and purchases of all or substantially all of the assets and branches of) Hawaii banks, following which any such out-of-state bank may operate the branches of the Hawaii bank it has acquired. The Hawaii bank must have been in continuous operation for at least five years prior to such an acquisition, unless it is subject to or in danger of becoming subject to certain types of supervisory action. This statute does not permit out-of-state banks to acquire branches of Hawaii banks other than through an "interstate merger transaction" (except in the case of a bank that is subject to or in danger of becoming subject to certain types of supervisory action) nor to open branches in Hawaii on a de novo basis.

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

  By virtue of Section 23A of the Federal Reserve Act and Section 18(j) of the Federal Deposit Insurance Act, Pacific Century and its subsidiaries are "affiliates" of Bank of Hawaii and PCB and are subject to the provisions of
Section 23A, which limit the amount of and require substantial security for loans and extensions of credit by Bank of Hawaii or PCB to, and investments in, Pacific Century or certain of its subsidiaries and the amount of advances to third parties collateralized by the securities and obligations of Pacific Century or certain of its subsidiaries. Sections 23A and 18(j) are designed to assure that the capital of depository institutions such as Bank of Hawaii and PCB is not put at risk to support their non-bank affiliates. Also, Pacific Century and its subsidiaries are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

  Bank of Hawaii is subject to supervision and examination by the FDIC and the Department of Commerce and Consumer Affairs of the State of Hawaii. PCB is subject to supervision and examination by the Comptroller of the Currency and in certain respects the FDIC.

  Banks, including Bank of Hawaii and PCB, are subject to extensive federal and (in the case of Bank of Hawaii) state statutes and regulations that significantly affect their business and activities. Banks must file reports with their regulators concerning their activities and financial condition and obtain regulatory approval to enter into certain transactions. Banks are also subject to periodic examinations by their regulators to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, foreign and international operations, limitations on loans to one borrower and loans to affiliated persons, and other aspects of the business of banks. Federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation, and other matters. Legislation adopted in 1994 gives the federal banking agencies greater flexibility in implementing standards on asset quality, earnings, and stock valuation. Regulatory authorities have broad authority to initiate proceedings designed to prohibit depository institutions from engaging in unsafe and unsound banking practices.

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

  Subject to certain exceptions, FDICIA (as modified in 1992) restricts certain investments and activities as principal by state banks (including Bank of Hawaii) and requires the federal banking regulators to prescribe standards for extensions of credit secured by real estate or made to finance improvements to real estate, loans to bank insiders, regulatory accounting and reports, internal control reports, independent audits, and other matters, and requires that insured depository institutions generally be examined on-site by federal or state personnel at least once every twelve months.

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

  Bills are now pending or expected to be introduced in the United States Congress that contain proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted, these bills could increase or decrease the cost of doing business, limit or expand permissible activities (including activities in the insurance and securities fields), or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Some of these bills would broaden the powers of bank holding companies, permit affiliations among banks, insurance companies, and securities firms or between banks and nonfinancial companies, reduce regulatory burdens on financial institutions, address aspects of competitive imbalance between credit unions and other regulated financial institutions, promote more open financial markets for U.S. banks and financial companies in foreign nations, limit the prerogative of regulators to expand the range of permissible activities for banks, particularly in the field of insurance, eliminate or revise the features of the specialized savings-association charter, and realign the structure and jurisdiction of various financial institution regulatory agencies. Whether or in what form any such legislation may be adopted or the extent to which the business of Pacific Century might be affected thereby cannot be predicted.

Item 2. Properties

  Pacific Century and its subsidiaries own and lease premises primarily consisting of operating facilities, the majority of which are located in Hawaii. Bank of Hawaii owns five significant properties, the largest of which are condominium units in the Financial Plaza of the Pacific (FPP) in which the Bank's main branch and administrative offices are located. Portions of the FPP are owned in fee simple or leased. The capital leases are for portions (less than 12%) of the FPP. Details of the capital leases are included in the long term debt footnote. Additionally, Bank of Hawaii owns a five story office building in downtown Honolulu, the former headquarters of First Federal
Savings and Loan; a two-story building near downtown Honolulu which houses data processing and certain other operational functions; a parcel of land in downtown Honolulu; and Hale O Kapolei, a 248,000 square feet operations facility in the Kapolei area on Oahu. Hale O Kapolei was completed and placed in service in 1995. Interest expense of $1,500,000 was capitalized while Hale O Kapolei was under construction in 1995.

Item 3. Legal Proceedings

  Note J to the Audited Financial Statements included in Item 8 of this report.

Item 4. Submission of Matters to a Vote of Security Holders

  No matter was submitted during the fourth quarter of 1998 to a vote of security holders through the solicitation of proxies or otherwise.

  Executive Officers of Registrant:

              Name            Age                   Position
              ----            ---                   --------
   Lawrence M. Johnson.......  58 Chairman and Chief Executive Officer of
                                   Pacific Century and the Bank of Hawaii (the
                                   Bank) since August 1994.
   Richard J. Dahl...........  47 President of Pacific Century and the Bank
                                   since August 1994; Chief Operating Officer
                                   of Pacific Century since April 1997 and the
                                   Bank since August 1995.
   Alton T. Kuioka...........  55 Vice Chair of Pacific Century since April
                                   1997; Vice Chair of the Bank since June
                                   1994; Chief Lending Officer of Pacific
                                   Century since April 1997 and the Bank since
                                   August 1995.
   Mary P. Carryer...........  51 Vice Chair of Pacific Century and the Bank
                                   since November 1997.
   David A. Houle............  51 Executive Vice President of Pacific Century
                                   since April 1997; Treasurer and Chief
                                   Financial Officer of Pacific Century since
                                   December 1992; Executive Vice President and
                                   Chief Financial Officer of the Bank since
                                   February 1994.

                                    Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

 Common Stock Listing

  The common stock of Pacific Century Financial Corporation, is traded over the counter on the New York Stock Exchange and quoted daily in leading financial publications.

  NYSE Symbol: BOH

  Market Prices, Book Values, and Common Stock Dividends--Table 2 included in
Item 7 of this report.

Item 6. Selected Financial Data

  Year-End Summary of Selected Consolidated Financial Data--Table 24 included in Item 7 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

Performance Highlights

  Pacific Century Financial Corporation (Pacific Century) reported earnings of $107.0 million in 1998, compared to $139.5 million in 1997 and $133.1 million in 1996. The decline in 1998 earnings is attributed to special charges in the second quarter, that included a pre-tax restructuring charge of $19.4 million ($12.6 million after tax) and a significant increase in the provision for loan losses (for additional information refer to sections on "Restructuring and Redesign Program" and "Credit Risk--Reserve for Loan Losses"). Excluding the restructuring charge, 1998 earnings were $119.6 million, a 14.3% decrease from 1997.

  Basic earnings per share were $1.33 in 1998, compared to $1.75 in 1997 and $1.63 in 1996. On a diluted per share basis, operating earnings were $1.32 in 1998, compared to $1.72 and $1.62, in 1997 and 1996, respectively.

  Performance ratios in 1998 were also impacted by the special charges. In 1998, return on average assets (ROAA) decreased to 0.72% and return on average equity (ROAE) declined to 9.21%. ROAA was 0.98% in 1997 and 1.00% in 1996, while ROAE was 12.57% and 12.43% in 1997 and 1996, respectively.

  Pacific Century has accounted for all of its business acquisitions under the purchase method, which results in the recording of goodwill and other intangible assets. These intangible assets are amortized over various periods as a non-cash charge to operating income. Operating results under a tangible performance basis excludes from reported earnings the after tax impact of amortization of all intangibles, including goodwill. On a tangible performance basis, Pacific Century's earnings were $121.7 million in 1998, $150.7 million in 1997 and $141.3 million in 1996. On a per share basis, tangible diluted earnings per share were $1.50 in 1998, compared to $1.86 and $1.71 in 1997 and 1996, respectively.

  Tangible ROAA for Pacific Century was 0.83% in 1998 and 1.07% in both 1997 and 1996. Tangible ROAE was 12.84%, 15.78%, and 14.45% in 1998, 1997, and
1996, respectively.

  Net interest income (on a taxable equivalent basis) in 1998 increased $52.9 million over 1997 of which approximately $39.5 million was attributed to a rise in net average earning assets, while $13.4 million was attributed to a widening in net interest margin.

  Total assets were just over $15 billion at December 31, 1998, a slight increase from year-end 1997. Average assets increased 4.4% in the year-to-year comparison to $14.9 billion in 1998 mostly from a 5.5% growth in average loans.

  Non-performing assets, exclusive of accruing loans past due 90 days or more, were $137.5 million, or 1.40% of total loans, at year-end 1998, compared to $97.1 million, or 1.02% of total loans, at year-end 1997. The year-to-year increase in non-performing assets is largely accounted for by a rise in the commercial and industrial category and the foreign loan category, which reflects the 1998 Banque Paribas acquisitions (see section on "Acquisitions and Strategic Alliances").

  The reserve for loan losses totaled $211.3 million at the end of 1998, representing 2.19% of loans outstanding, compared to $174.4 million and 1.88%, respectively at year-end 1997. Net charge-offs in 1998 were $65.7 million, or 0.70% of average loans, compared to $30.2 million and 0.34%, respectively, in 1997. For the year ended December 31, 1998, provisions for loan losses of $84.0 million were charged to income, up from $30.3 million in 1997.

                             Performance Highlights

                                    Table 1
               (in millions of dollars except per share amounts)

                                                  1998          1997    Five-
                                            ----------------  --------   Year
                                                     Percent           Compound
Earnings Measures                            Amount  Change    Amount   Growth
-----------------                           -------- -------  -------- --------
Net Income................................. $ 106.96  (23.3)% $ 139.49   (4.2)%
Basic Earnings Per Share...................     1.33  (24.0)      1.75   (3.1)
Diluted Earnings Per Share.................     1.32  (23.3)      1.72   (3.0)
Average Assets............................. 14,870.7    4.4   14,242.3    3.4
Average Loans..............................  9,422.3    5.5    8,929.7    6.2
Average Deposits...........................  9,549.7    3.3    9,248.0    4.9
Average Shareholders' Equity...............  1,160.8    4.6    1,109.3    5.4
Excluding the Effects of Intangibles/1/
  Tangible Net Income......................   121.70  (19.2)    150.67   (2.4)
  Tangible Basic Earnings Per Share........     1.52  (19.6)      1.89   (1.3)
  Tangible Diluted Earnings Per Share......     1.50  (19.4)      1.86   (1.3)

                                                                       Five-Year
Performance Ratios                                       1998   1997    Average
------------------                                       -----  -----  ---------
Return on Average Assets................................  0.72%  0.98%    0.92%
Return on Average Equity................................  9.21  12.57    11.64
Average Equity to Average Assets Ratio..................  7.81   7.79     7.93
Loan Loss Reserve to Loans Outstanding..................  2.19   1.88     1.97
Tier I Capital Ratio....................................  9.42   9.34
Total Capital Ratio..................................... 11.47  11.65
Leverage Ratio..........................................  7.48   7.21
Excluding the Effects of Intangibles/1/
  Tangible Return on Average Assets.....................  0.83   1.07     1.01
  Tangible Return on Average Equity..................... 12.84  15.78    14.26

--------
/1/ Intangibles include goodwill, core deposit and trust intangibles, and other intangibles.

             Market Prices, Book Values and Common Stock Dividends

                                    Table 2

                                  Market Price (MP) Range    High MP as
                               ----------------------------- a Percent
Year/Period                     High   Low   Book Value (BV)   of BV    Dividend
-----------                    ------ ------ --------------- ---------- --------
1994.......................... $17.38 $12.07     $11.55         150%      $.52
                               ====== ======     ======         ===       ====
1995.......................... $18.57 $12.44     $12.76         146%      $.54
                               ====== ======     ======         ===       ====
1996.......................... $22.00 $16.57     $13.34         165%      $.58
                               ====== ======     ======         ===       ====
1997.......................... $28.06 $20.31     $14.02         200%      $.63
First Quarter.................  23.19  20.56                               .15
Second Quarter................  23.94  20.31                               .15
Third Quarter.................  27.13  23.19                               .16
Fourth Quarter................  28.06  23.50                               .17

1998.......................... $25.88 $14.75     $14.76         175%      $.66
First Quarter.................  25.13  20.31                               .16
Second Quarter................  25.88  23.56                               .16
Third Quarter.................  24.06  14.75                               .17
Fourth Quarter................  24.38  15.50                               .17

Other Events

  The Asian economic crisis, which began in mid-1997 has impacted many countries in the region in which Pacific Century conducts business. Some of those countries affected have experienced a significant devaluation of their currencies relative to the U.S. dollar, as well as higher volatility in interest rates and a general tightening of credit. Although most Asian currencies ended 1998 somewhat improved or stabilized, financial uncertainty still remains. Pacific Century is carefully following developments in the region, monitoring its credit exposure in those countries experiencing financial difficulties, and taking action on credit reserves as appropriate under the circumstances.

  Asia continues to play an important part of Pacific Century's longer term strategy of developing a comprehensive franchise and customer base across the Pacific. Additional information regarding Asian events are included in the "International Operations" section of this report.

  In Hawaii, the current consensus forecast for growth in real gross state product ranges from 1% to 2% for 1999, following a multi-year trend of slow growth that began in the early 1990's. While this projected rate of growth still remains low, there were some positive economic signs which developed in 1998. A recent strengthening of the Japanese yen is expected to have a positive effect on Hawaii's tourism and retail sectors. Also, in 1998, Pacific Century's residential mortgage originations rose to $1.06 billion, the highest level recorded by any mortgage lender in the State of Hawaii.

Acquisitions and Strategic Alliances

  Recognizing the risks of operating in only one economy, Pacific Century's long standing strategy calls for expanding outside of Hawaii, with emphasis on key Pacific locations. In May 1998, Pacific Century further developed this strategy by acquiring Banque Paribas Pacifique in New Caledonia and Banque Paribas Polynesie in French Polynesia. Subsequent to the merger, the operations of both acquired banks were consolidated into Pacific Century subsidiaries located in the same region. As of the acquisition date, Banque Paribas Pacifique and Banque Paribas Polynesie had total assets of approximately $238 million and $83 million, respectively.

  In April 1998, Pacific Century completed its purchase of approximately $20 million (U.S. dollar equivalent) in 6.375% convertible notes issued by the Bank of Queensland. The Bank of Queensland is an independent bank operating in northeastern Australia. Pacific Century has entered into a strategic alliance agreement with the Bank of Queensland that will further expand its geographic reach in the Pacific Rim.

  In January 1999, Pacific Century acquired Triad Insurance Agency, Inc. (Triad), a major Hawaii-based property/casualty insurance agency. In Hawaii, Triad represents a number of large U.S. property/casualty insurance companies for whom it acts as a servicing agent. The merger will expand Pacific Century's range of financial services that it can offer to customers.

Restructuring and Redesign Program

  On February 17, 1998, Pacific Century announced a restructuring and redesign program to accelerate expense reduction, improve efficiency and enhance revenues. In the initial phase, the plan called for the merger of First Federal Savings and Loan Association of America (First Federal) into Bank of Hawaii and the rationalization of traditional branch delivery channels in the State of Hawaii. The First Federal merger was completed on September 30, 1998 resulting in the closure of 19 thrift branches during the fourth quarter. Additionally, to further reduce delivery channel redundancy, eight Bank of Hawaii branches were also closed during the year, bringing the total bank and thrift branches closed in 1998 to 27.

  In August 1998, Pacific Century's U.S. Mainland operations were merged into one nationally chartered entity. California United Bank, acquired in 1997, and Pacific Century Bank, N.A. located in Phoenix, Arizona, were consolidated under the name Pacific Century Bank, N.A. with its headquarters in Southern California.

  Also, as part of the restructuring plan, Bank of Hawaii's credit card services functions were outsourced in the fourth quarter of 1998 to a third party vendor.

  In connection with these actions, a pre-tax restructuring charge of $19.4 million was taken against second quarter earnings. The restructuring charge consists of direct and incremental costs that are primarily associated with closing facilities and reducing staff. Through December 31, 1998, $9.8 million of the restructuring accrual has been utilized. Pacific Century believes that the year-end 1998 restructuring accrual of $9.6 million is adequate to complete the above mentioned initiatives.

  Pacific Century's restructuring program will continue in 1999 with a comprehensive redesign process to increase revenues and further improve efficiency. Pacific Century has contracted with a nationally recognized corporate redesign specialist to assist in this activity. The redesign timeline calls for a six month process review and idea development phase that will begin in March 1999 followed by a twelve month implementation phase.

Forward-Looking Statements

  This report contains forward-looking statements regarding Pacific Century's beliefs, estimates, projections and assumptions. Although Pacific Century believes that its expectations are based on reasonable assumptions, there can be no assurance that such assumptions will ultimately materialize. Forward-looking statements are contained in various sections of this report including those covering the Overview, International Operations, Market Risk, Year 2000, and European Economic and Monetary Union. These forward-looking statements are subject to risks and uncertainties, and accordingly, actual results could differ significantly from those stated or implied by such forward-looking statements. Factors that might cause differences to occur include, but are not limited to, economic conditions in the markets Pacific Century serves and those that impact Hawaii, the U.S. Mainland and Asian economies, fluctuations in interest rates, changes in currencies of Asian Rim and South Pacific countries relative to the U.S. dollar, credit quality, and changes in applicable federal, state, and foreign income tax laws and regulatory and monetary policies, and the nature and level of competition. Additional forward-looking statements that could significantly differ from estimates include uncertainties relating to Pacific Century's efforts to prepare its systems and technology for Year 2000 readiness, as well as uncertainties relating to the ability of third parties with whom Pacific Century has business relationships to address Year 2000 issues in a timely and adequate manner.

Line of Business Financial Review

  Pacific Century is a financial services organization that maintains a broad presence throughout the Pacific region and operates through a unique trans-Pacific network of locations. Pacific Century's activities are conducted primarily through 180 branches and representative and extension offices (including branches of affiliate banks). Its staff of approximately 5,100 employees provide diverse financial products and services to individuals, businesses, governmental agencies and financial institutions.

  Pacific Century assesses the financial performance of its operating components primarily in accordance with geographic areas of operations. For business segment reporting, Pacific Century has aligned its operations into the following four major geographic segments: Hawaii, the Pacific, Asia, and the U.S. Mainland. In addition to these segments, there is also a segment for Treasury and Other Corporate. This segment includes corporate asset and liability management activities and the unallocated portion of various administrative and support units. Although operating units are generally aligned geographically for business segment financial reporting, in certain cases units are grouped in accordance with functional activities rather than by geographic market.

  Business segment results are determined based on Pacific Century's internal financial management reporting process and organization structure. The financial management reporting process uses various techniques to allocate and transfer balance sheet and income statement amounts between business units, including allocations for overhead, loan loss provision, and capital. In its business segment financial reporting process, Pacific Century utilizes certain accounting practices that differ from generally accepted accounting principles. These practices and other key elements of Pacific Century's business segment financial reporting process are described in Note Q to the Consolidated Financial Statements.

  The table in Note Q presents the line of business financial report for each of Pacific Century's major market segments for the year ended December 31, 1998. Because the market segment financial report is prepared in accordance with accounting practices that could differ from generally accepted accounting principles, the amounts reflected therein may not agree with the corresponding amounts reported in the Consolidated Financial Statements and Management Discussion and Analysis of Operations.

  In addition to the performance measurements in the line of business financial report, Pacific Century also utilizes risk-adjusted return on capital (RAROC) to assess business segment performance. RAROC is the ratio of net income to risk-adjusted equity. Equity is allocated to business units based on various risk factors inherent in the operations of each unit. A second performance measurement is net income after capital charge (NIACC). NIACC is net income available to common shareholders less a charge for allocated capital. The cost of capital is based on the estimated minimum rate of return expected by the financial markets. The minimum rate of return consists of the following components: the long-term government bond rate plus an additional level of return for the average risk premium of an equity investment adjusted for the company's market risk. Over the past few years the cost of capital has fluctuated between 12% to 15%.

Hawaii Market

  Pacific Century's oldest and largest market is Hawaii, where operations are conducted primarily through its principal subsidiary, Bank of Hawaii. Bank of Hawaii was established in 1897, and today it is the largest bank headquartered in the State of Hawaii offering a wide array of financial products and services. Bank of Hawaii operates through 72 branches in Hawaii, including both traditional full-service branches and in-store locations.

  Within the Hawaii segment, line of business results are divided into retail and commercial operating units. Retail operating units sell and service a broad line of consumer financial products. These units include consumer deposits, consumer lending, residential real estate lending, auto financing, credit cards, and private and institutional services (trust, mutual funds, and stock brokerage).

  In addition to offering traditional branch banking services, Bank of Hawaii has actively introduced new electronic based products and services that provide enhanced customer convenience. These products and services include: PC Home Banking; Bankoh Bill Pay (an electronic bill payment service); e-Bankoh (a nationally recognized service that enables customers to bank on the internet); an ATM network with 492 machines, some of which provide enhanced functionality; 13 super-market branches; and six business service centers (a unique product that offers depository and change services to shopping center merchants through conveniently located dispensing machines).

  In the business banking area, Bank of Hawaii is a major commercial lender and maintains a significant presence throughout the State. Commercial operating units in the Hawaii market include small business, middle market, cash management and commercial real estate.

  For the year ended December 31, 1998, the Hawaii segment contributed $48.6 million in net income. RAROC for this segment was 13% in 1998. Total assets in the Hawaii segment were $5.3 billion at year-end 1998.

Pacific Market

  Pacific Century has maintained a presence in the Intra-Pacific region for nearly 40 years, where it offers financial products and services to both retail and commercial customers. Today, this market spans island nations across the West and South Pacific. Pacific Century is the only United States financial institution to have such a broad presence in this region. This unique franchise positions Pacific Century for future growth.

  Pacific Century serves the West Pacific through branches of both Bank of Hawaii and First Savings and Loan Association of America (First Savings). Bank of Hawaii's operation in the West Pacific consists of three branches in Guam and two branches in the Commonwealth of the Northern Marianas Islands (Saipan), as well as branches in the Federated States of Micronesia (Yap, Pohnpei, and Kosrae), the Republic of the Marshall Islands (Majuro) and the Republic of Palau (Koror). First Savings operates in Guam from three traditional branches and three in-store locations.

  Pacific Century's presence in the South Pacific includes branches of Bank of Hawaii and various subsidiary and affiliate banks. The Bank of Hawaii locations in this region consist of three branches in Fiji and two branches in American Samoa. Pacific Century's subsidiary banks in the South Pacific are located in French Polynesia, New Caledonia, Papua New Guinea, and Vanuatu. Additionally, Pacific Century maintains an investment in affiliate banks located in Samoa, Solomon Islands and Tonga. As of December 31, 1998, these subsidiary and affiliate banks had a total of 29 and 20 branches, respectively. Pacific Century's largest markets in the South Pacific are in French Polynesia and New Caledonia.

  Net income in the Pacific segment was $23.0 million for the year ended December 31, 1998. RAROC for this segment was 11% including the amortization of intangibles. Total assets in the Pacific segment stood at $2.4 billion at year-end 1998.

Asia Market

  Asia is a market that Pacific Century has developed over the last 20 years. Pacific Century operates in Asia through Bank of Hawaii branches in Hong Kong, Japan, Singapore, South Korea and Taiwan and a representative office with extensions in the Philippines.

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

  For the year ended December 31, 1998, net income in the Asia segment was $13.7 million. RAROC for this segment was 14% in 1998. As of year-end 1998, total assets in the Asia segment were $1.0 billion.

  For additional information on Asia, see the "International Operations"
section in this report.

U.S. Mainland Market

  During 1998, Pacific Century's two Mainland bank subsidiaries were merged into one nationally-chartered entity, under the name Pacific Century Bank, N.A. (PCB). PCB provides financial products and services through 20 branches in Southern California and 9 branches in Arizona. PCB's emphasis is on providing asset based lending and related services for small and middle market businesses. Additionally, PCB also assists Pacific Century in expanding relationships with customers who have an interest in the Asia-Pacific region. In early 1999 PCB opened a China marketing office.

  In addition to the operations of PCB, the U.S. Mainland segment also includes operating units for large corporate lending and leasing. The large corporate lending unit targets businesses that have interests in the Asia-Pacific region and businesses in certain specialized industries. Leasing activities consist of providing financing to businesses largely for aircraft, vehicles and equipment.

  In 1998, the U.S. Mainland segment contributed $26.8 million in net income, which included tax benefits of $13.5 million from low income housing tax credits and investment tax credits. RAROC for this segment was 10% in 1998 including the amortization of intangibles. As of December 31, 1998, total assets in the U.S. Mainland segment were $2.6 billion.

Treasury and Other Corporate

  The primary operations in this segment is Treasury, which consists of corporate asset and liability management activities including investment securities, federal funds purchased and sold, government deposits, short and long-term borrowings, and derivative activities for managing interest rate and foreign currency risks. Additionally, the net residual effect of transfer pricing assets and liabilities is included in Treasury, as is any corporate-wide interest rate risk.

  Other corporate items included in this segment consist of the operations of insurance and other non-bank subsidiaries, unallocated overhead expenses, and the residual effect of allocating the economic provision.

  The Treasury and Other Corporate segment reflected a net operating loss of $5.2 million in 1998. Included in the 1998 results is a pre-tax restructuring charge of $19.4 million. At year-end 1998 this segment held $3.7 billion in total assets, most of which were in Treasury.

Statement of Income Analysis

  Comparability between periods in the Consolidated Statements of Income is impacted by the 1998 acquisitions of Banque Paribas Pacifique and Banque Paribas Polynesie. In addition, the July 1997 purchase of California United Bank, the March 1997 acquisition of Indosuez Niugini Bank, Ltd., the March 1997 acquisition of deposits from Home Savings of America, and the May 1996 purchase of majority ownership in Banque de Tahiti and Banque de Nouvelle Caledonie also affect the comparison between periods.

Net Interest Income

  Net interest income (taxable equivalent basis) was $577.2 million in 1998, up from $524.3 million in 1997 and $483.4 million in 1996. The increase relative to 1998 is largely due to the acquisitions, which have helped to grow average earning assets and widen the net interest margin. Average earning assets were $13.7 billion in 1998 and $13.2 billion in 1997, reflecting a year-over-year increase of $495 million and $772 million, respectively. In 1998, the average net interest margin on earning assets rose to 4.22% from 3.98% in 1997 and

3.90% in 1996. The improvement in net interest margin relative to 1998 and 1997 results from both a rise in the average yield on earning assets and a drop in the average rate paid on interest-bearing liabilities. Presented in Table 3 are the average balances, yields, and rates paid for the years ended December 31, 1998, 1997 and 1996.

  In 1998, the average yield on earning assets improved to 8.05% from 7.97% and 7.93% in 1997 and 1996, respectively and reflects Pacific Century's efforts to remix the portfolio to higher yielding assets. The average rate paid on interest-bearing liabilities decreased to 4.67% in 1998, from 4.76% and 4.78% in 1997 and 1996, respectively, reflecting the decline in market interest rates.

Provision for Loan Losses

  The provision for loan losses was $84.0 million in 1998, up from $30.3 million in 1997 and $22.2 million in 1996. The larger 1998 loan provision primarily reflects a $26.9 million rise in gross loan charge-offs relating mostly to the foreign category and a build up of reserves to cover the increase in non-performing assets. For further information on credit quality, refer to the section on "Credit Risk--Reserve for Loan Losses."

               Consolidated Average Balances, Income and Expense
                         Summary, and Yields and Rates
                              (Taxable Equivalent)

                                    Table 3

                                     1998                       1997                      1996
                          -------------------------- -------------------------- -------------------------
                           Average  Income/  Yields/  Average  Income/  Yields/  Average  Income/ Yields/
                           Balance  Expense   Rates   Balance  Expense   Rates   Balance  Expense  Rates
                          --------- -------- ------- --------- -------- ------- --------- ------- -------
                                                     (in millions of dollars)
Earning Assets
 Interest-Bearing
  Deposits..............  $   508.8 $   36.7   7.21% $   486.3 $   33.1   6.80% $   579.9 $ 42.0    7.24%
 Investment
  Securities--Held to
  Maturity
   --Taxable............      890.6     67.7   7.60    1,220.4     81.8   6.71    1,078.1   70.4    6.53
   --Tax-Exempt.........       11.8      1.7  14.34       12.5      1.8  14.55       13.0    1.8   14.08
 Investment
  Securities--Available
  for Sale..............    2,769.3    171.0   6.17    2,452.0    158.8   6.48    2,288.7  148.0    6.46
 Funds Sold.............       69.7      3.8   5.45       76.4      3.8   4.99       92.1    4.0    4.39
 Loans /1/
   --Domestic...........    7,669.7    643.8   8.39    7,389.4    607.7   8.22    7,099.9  579.7    8.17
   --Foreign............    1,752.6    130.4   7.44    1,540.3    129.2   8.39    1,253.7  107.6    8.58
 Loan Fees..............                45.3                       34.4                     29.7
                          --------- --------  -----  --------- --------  -----  --------- ------   -----
     Total Earning
      Assets............   13,672.5  1,100.4   8.05   13,177.3  1,050.6   7.97   12,405.4  983.2    7.93
Cash and Due From Banks.      590.1                      545.1                      462.8
Other Assets............      608.1                      519.9                      427.0
                          ---------                  ---------                  ---------
     Total Assets.......  $14,870.7                  $14,242.3                  $13,295.2
                          =========                  =========                  =========
Interest-Bearing
 Liabilities
 Domestic Deposits
   --Demand.............  $ 2,114.8     55.7   2.64  $ 1,945.3     52.9   2.72  $ 1,726.6   47.2    2.73
   --Savings............      783.9     18.5   2.35      865.5     21.4   2.48      937.0   23.7    2.53
   --Time...............    2,780.7    145.4   5.23    2,858.7    157.0   5.49    2,465.0  133.5    5.42
                          --------- --------  -----  --------- --------  -----  --------- ------   -----
     Total Domestic.....    5,679.4    219.6   3.87    5,669.5    231.3   4.08    5,128.6  204.4    3.98
 Foreign Deposits
   --Time Due to Banks..      596.1     40.4   6.78      718.7     43.6   6.06      733.5   46.4    6.33
   --Other Time and
    Savings.............    1,176.1     57.9   4.92    1,079.0     48.2   4.47      745.0   37.9    5.09
                          --------- --------  -----  --------- --------  -----  --------- ------   -----
     Total Foreign......    1,772.2     98.3   5.55    1,797.7     91.8   5.10    1,478.5   84.3    5.70
                          --------- --------  -----  --------- --------  -----  --------- ------   -----
     Total Deposits.....    7,451.6    317.9   4.27    7,467.2    323.1   4.33    6,607.1  288.7    4.37
 Short-Term Borrowings..    3,072.9    162.6   5.29    2,868.7    156.8   5.47    2,809.6  150.2    5.35
 Long-Term Debt.........      676.5     42.7   6.32      725.5     46.4   6.39    1,029.2   60.9    5.91
                          --------- --------  -----  --------- --------  -----  --------- ------   -----
     Total Interest-
      Bearing
      Liabilities.......   11,201.0    523.2   4.67   11,061.4    526.3   4.76   10,445.9  499.8    4.78
                          --------- --------  -----  --------- --------  -----  --------- ------   -----
Net Interest Income.....               577.2   3.38               524.3   3.21             483.4    3.15
                                              -----                      -----                     -----
Spread on Earning
 Assets.................                       4.22%                      3.98%                     3.90%
                                              -----                      -----                     -----
Demand Deposits
 --Domestic.............    1,650.4                    1,516.8                    1,371.5
 --Foreign..............      447.7                      264.0                      194.2
                          ---------                  ---------                  ---------
     Total Demand
      Deposits..........    2,098.1                    1,780.8                    1,565.7
Other Liabilities.......      410.8                      290.8                      212.7
Shareholders' Equity....    1,160.8                    1,109.3                    1,070.9
                          ---------                  ---------                  ---------
     Total Liabilities &
      Equity............  $14,870.7                  $14,242.3                  $13,295.2
                          =========                  =========                  =========
Provision for Loan
 Losses.................                84.0                       30.3                     22.2
Net Overhead............               329.0                      275.1                    256.8
                                    --------                   --------                   ------
Income Before Income
 Taxes..................               164.2                      218.9                    204.4
Provision for Income
 Taxes..................                56.6                       78.5                     70.2
Tax Equivalency
 Adjustment/2/ .........                 0.6                        0.9                      1.1
                                    --------                   --------                   ------
Net Income..............            $  107.0                   $  139.5                   $133.1
                                    ========                   ========                   ======

   /1/Includes non-accrual loans.
--------
   /2/Based upon a statutory tax rate of 35%.

Non-Interest Income

  In 1998, total non-interest income was $211.8 million, compared to $187.8 million in 1997 and $164.5 million in 1996. Non-interest income on a year-to-year basis increased 12.8% in 1998 and 14.2% in 1997. The incremental non-interest income attributed to the acquisitions were approximately $15.0 million and $5.5 million in 1998 and 1997, respectively. Table 4 presents the details of non-interest income for the last five years.

  Trust income for 1998 totaled $55.9 million, up from $52.2 million in 1997 and $49.8 million in 1996. In 1997, the trust operation was merged into Bank of Hawaii and the division was renamed Pacific Century Trust (PCT). This merger has created the synergism for new opportunities through coordinated marketing and packaging of trust services. This opportunity was further developed in 1998 through organizational changes that positioned relationship officers to deliver a wider array of financial services to satisfy the growing needs of customers. While trust income showed a 7.1% increase in 1998, total trust assets administered by PCT increased to $13.1 billion at year-end 1998, up from $12.5 billion at year-end 1997 and $11.4 billion at year-end 1996. The Pacific Capital family of mutual funds and Hawaiian Tax Free Trust, which are managed by PCT, have continued to experience growth. At December 31, 1998, the aggregate balance of these funds stood at $3.1 billion, compared to $2.6 billion and $2.2 billion at year-end 1997 and 1996, respectively.

  Service charges on deposit accounts increased to $35.5 million, compared to $29.4 million in 1997 and $26.7 million in 1996. The acquisitions accounted for approximately $3.1 million of the increase between 1998 and 1997.

  Fees, exchange and other service charges increased to $77.9 million in 1998, from $67.1 million in 1997 and $58.9 million in 1996. Approximately $5.1 million of the increase between 1998 and 1997 was due to the acquisitions. Income generated from international activities include letters of credit and acceptance fees, profit on foreign currency, and exchange fees. Collectively, income from these sources totaled $29.1 million in 1998, a 5.8% increase over 1997.

  Mortgage servicing fees increased to $7.9 million in 1998 from $7.1 million in 1997 and $6.6 million in 1996. This increase reflects Bank of Hawaii's emphasis on residential mortgage lending and secondary market sales activities. Pacific Century's mortgage servicing portfolio grew to $2.05 billion at year-end 1998 from $1.65 billion at year-end 1997.

  Also included in fees, exchange and other service charges are fees earned through Pacific Century's ATM network. During 1998, Pacific Century continued to expand its ATM network, ending the year with 492 machines, an increase from 480 at year-end 1997. Fees generated by this network totaled $10.4 million in 1998, compared to $9.6 million in 1997, and $8.6 million in 1996. The majority of Pacific Century's ATMs are located in Hawaii (418) with the remainder in the West Pacific (28), South Pacific (26), and the U.S. Mainland (20). ATM usage has increased steadily over the years averaging more than 2.1 million transactions per month in 1998, compared to more than 1.9 million transactions per month in 1997.

  Other operating income in 1998 was $38.4 million, an increase of 6.7% over last year. Comparatively, other operating income was $36.0 million in 1997 and $27.7 million in 1996. With a lower level of recoveries recorded in 1998, cash basis interest declined to $1.3 million, compared to $3.7 million in 1997, and $2.6 million reported in 1996. Cash basis interest includes interest collected on loans written-off or interest collected on non-accrual loans that relate to prior years.

  Sales of investment securities in 1998 resulted in a net securities gain of $4.1 million, compared to net gains of $3.1 million and $1.4 million in 1997 and 1996, respectively.

                              Non-Interest Income

                                    Table 4

                                          Years Ended December 31
                             ----------------------------------------------------
                                  1998            1997        1996   1995   1994
                             --------------  --------------  ------ ------ ------
                                    Percent         Percent
                             Amount Change   Amount Change   Amount Amount Amount
                             ------ -------  ------ -------  ------ ------ ------
                                          (in millions of dollars)
Trust Income...............  $ 55.9 +  7.1%  $ 52.2 +  4.8%  $ 49.8 $ 49.5 $ 48.6
Service Charges on Deposit
 Accounts..................    35.5 + 20.7     29.4 + 10.1     26.7   25.9   28.3
Fees, Exchange and Other
   Service Charges
  Card Fees................    13.7 +  3.8     13.2 + 23.4     10.7    7.3    8.3
  Letters of Credit and
   Acceptance Fees.........    10.6 -  4.5     11.1 +  9.9     10.1    8.8    7.8
  Profit on Foreign
   Currency................    14.8 + 21.3     12.2 + 37.1      8.9    6.5    4.3
  ATM......................    10.4 +  8.3      9.6 + 11.6      8.6    7.7    6.6
  Mortgage Servicing Fees..     7.9 + 11.3      7.1 +  7.6      6.6    4.3    2.9
  Exchange Fees............     3.7 - 11.9      4.2 + 23.5      3.4    3.9    4.0
  Payroll Services.........     1.1 - 31.3      1.6 - 33.3      2.4    2.1    2.1
  Cash Management..........     2.4 +200.0      0.8    --       0.8    1.0    1.1
  Other Fees...............    13.3 + 82.2      7.3 -  1.4      7.4    5.7    5.4
Other Operating Income
  Other Income.............    37.1 + 14.9     32.3 + 28.7     25.1   19.6   23.4
  Cash Basis Interest......     1.3 - 64.9      3.7 + 42.3      2.6    1.3    3.4
Investment Securities Gains
 (Losses)..................     4.1 + 32.3      3.1 +121.4      1.4    2.5  (17.8)
                             ------ ------   ------ ------   ------ ------ ------
    Total..................  $211.8 + 12.8%  $187.8 + 14.2%  $164.5 $146.1 $128.4
                             ====== ======   ====== ======   ====== ====== ======

Non-Interest Expense

  Total non-interest expense for 1998, 1997 and 1996 was $540.7 million, $462.9 million and $421.3 million, respectively. In 1998 and 1997, non-interest expense increased 16.8% and 9.9%, respectively, which includes the effects of the acquisitions and for 1998 reflects a pre-tax restructuring charge of $19.4 million. The incremental increase in non-interest expense due to the acquisitions was approximately $34.2 million in 1998 and $32.4 million in 1997, including the amortization of intangibles. Excluding the effects of the restructuring charge and the acquisitions, non-interest expense increased by approximately 5.2% in 1998 and 2.2% in 1997. When fully implemented in the first half of 1999, the restructuring actions relative to branch rationalization and credit card servicing will improve efficiency and reduce operating costs by an expected $22 million annually on a going forward basis. In 1998, the effects of expense reductions from restructuring related mergers and other initiatives were insignificant.

  Salaries and pension and other employee benefit expense totaled $250.5 million, $226.7 million and $208.0 million in 1998, 1997 and 1996, respectively. Approximately $14.6 million and $13.8 million of the increase relative to 1998 and 1997, respectively is accounted for by the acquisitions. Excluding the effects of the acquisitions, these expenses increased 4.1% in 1998 and 2.3% in 1997. The Year 2000 project also contributed to the increase in salaries and benefits for 1998.

  Net occupancy and equipment expense for 1998 increased to $95.8 million from $85.2 million in 1997 and $73.4 million in 1996. Included in the 1998 total were $1.7 million in non-recurring charges attributed to equipment and premise write-offs. Additionally, approximately $4.7 million of the increase in 1998 is explained by the acquisitions. Comparison between 1997 and 1996 is affected by a $2.7 million write-off relating to the 1997 closure and demolition of a downtown Honolulu building.

  Other operating expense increased to $174.5 million in 1998 from $149.5 million in 1997 and $138.4 million in 1996. Approximately $14.8 million and $15.5 million of the increase relative to 1998 and 1997, respectively, was due to the acquisitions, including the amortization of intangibles. In addition, 1998's other operating expense was also impacted by a $3.7 million write-down of a real estate investment, and a $2.7 million loss related to an equipment lease termination, which was offset by an equal amount of tax savings. The comparison between 1997 and 1996 is affected by a $2.8 million loss recognized in 1996 on the early termination of a leveraged lease.

  Legal and professional fees increased to $35.8 million in 1998 from $23.4 million in 1997 and $17.7 million in 1996. The increase for 1998 is primarily attributed to consulting and other professional fees including those related to the Year 2000 project.

  Pacific Century utilizes the efficiency ratio as a tool to manage non-interest income and expense. The efficiency ratio is derived by dividing non-interest expense by net operating revenue (net interest income plus non-interest income before securities transactions). For 1998, 1997 and 1996, the efficiency ratio was 68.9%, 65.4% and 65.3%, respectively. Excluding the restructuring charge and amortization of all intangibles, the efficiency ratio was 64.3%, 63.4% and 63.8% in 1998, 1997 and 1996, respectively.

                             Non-Interest Expense

                                    Table 5

                                          Years Ended December 31
                             --------------------------------------------------
                                  1998           1997       1996   1995   1994
                             -------------- -------------- ------ ------ ------
                                    Percent        Percent
                             Amount Change  Amount Change  Amount Amount Amount
                             ------ ------- ------ ------- ------ ------ ------
                                          (in millions of dollars)
Salaries.................... $194.5  +12.3% $173.2  + 8.8% $159.2 $142.1 $138.0
Pension and Other Employee
Benefits....................   56.0  + 4.7    53.5  + 9.6    48.8   43.6   42.4
Net Occupancy Expense.......   46.8  + 0.2    46.7  +18.5    39.4   41.1   37.4
Net Equipment Expense.......   49.0  +27.3    38.5  +13.2    34.0   31.7   30.5
Other Operating Expense
  Legal and Professional....   35.8  +53.0    23.4  +32.2    17.7   15.6   18.2
  Stationery and Supplies...   11.1  + 3.7    10.7    --     10.7    9.3    8.8
  Amortization of Intangible
   Assets...................   17.4  +27.9    13.6  +38.8     9.8    8.4    9.3
  Other.....................  110.3  + 8.3   101.8  + 1.5   100.3   71.2   75.3
Restructuring Charge........   19.4   N.M.     --     --      --     --     --
Minority Interest...........    0.4  -73.3     1.5  + 7.1     1.4    1.1    0.5
                             ------  -----  ------  -----  ------ ------ ------
    Total................... $540.7  +16.8% $462.9  + 9.9% $421.3 $364.1 $360.4
                             ======  =====  ======  =====  ====== ====== ======

Income Taxes

  The 1998 tax provision reflects an effective tax rate of 34.6%, compared to 36.0% and 34.5% in 1997 and 1996, respectively. The effective tax rate in 1998 was impacted by the previously mentioned equipment lease termination loss of $2.7 million that provided an equivalent amount of tax benefits. Pacific Century's tax structure is complex given the various foreign and domestic locations in which it operates. Pacific Century utilizes low income housing tax credits, municipal securities, and lease financing to manage its tax liability.

  In recent years, low income housing credits have been Pacific Century's main vehicle for reducing the effective tax rate. Pacific Century's low income housing investments increased $5.0 million to $69.6 million at year-end 1998 and provided tax credits of $10.0 million in 1998. Pacific Century's tax-exempt securities portfolio continues to decline and had only a minimal impact on the effective tax rate in 1998.

  Pacific Century also continued to pursue lease financing to defer tax payments. Consisting of both direct and leveraged leases, the leasing portfolio grew 6.8% during 1998.

  Tax planning at Pacific Century is structured to minimize the impact of the alternative minimum tax (AMT). At the end of 1998, Pacific Century was not subject to the AMT.

Balance Sheet Analysis

Loans

  Loans comprise the largest category of earning assets for Pacific Century and produce the highest level of earnings. At year-end 1998, loans outstanding grew to $9.9 billion, a 3.7% increase from $9.5 billion at year-end 1997. Comparability between periods is impacted by approximately $211 million of loans acquired in the May 1998 Banque Paribas acquisitions. Excluding the effects of the acquisitions, total loans in 1998 increased by 1.5%.

  Pacific Century's objective is to maintain a diverse loan portfolio in order to spread credit risk and reduce exposure to economic downturns that may impact different markets and industries. The composition of the loan portfolio is regularly monitored to ensure diversity as to loan type, geographic distribution, and industry and borrower concentration.

  Table 6 presents the composition of the loan portfolio by major loan categories.

Commercial and Industrial Loans

  At December 31, 1998, commercial and industrial loans (C&I) totaled $2.6 billion, up 22.6% from year-end 1997. The proportion of C&I loans to the total loan portfolio increased to 26.2% at year-end 1998, from 22.2% at year-end 1997. This growth is primarily attributed to a $383.4 million increase in the U.S. Mainland C&I portfolio.

  C&I loans consist of loans made for commercial, financial, and agricultural purposes and involves lending on both a secured and unsecured basis. Collateral requirements vary, but are based on Pacific Century's underwriting and collateral policies to ensure that consistent credit quality standards are maintained.

  The geographic distribution of C&I loans is concentrated in the U.S. Mainland and Hawaii representing 59.2% and 33.1% of the loan portfolio, respectively, as of year-end 1998. In Hawaii, Bank of Hawaii is a major commercial lender and maintains a significant presence throughout the State. Bank of Hawaii provides continuing support to the entire business community in Hawaii by offering a wide range of products and services. At year-end 1998, C&I loans in Hawaii totaled $853.2 million. In the U.S. Mainland market, C&I lending totaled $1.5 billion at year-end 1998, up 33.6% over year-end 1997, and is comprised largely of small and middle market business loans that were originated by Pacific Century's U.S. Mainland subsidiary bank, as well as loans to Fortune 500 industrial and service companies and the media and communication industry.

Real Estate Loans

  At year-end 1998, Pacific Century's total real estate loans (excluding construction) were $3.8 billion, 6.2% below year-end 1997. This portfolio consists of loans that are secured by residential as well as commercial properties. Although real estate mortgage loans still continue to comprise the largest portion of the loan portfolio, their level of representation has declined from 43.1% of total loans at year-end 1997 to 39.0% at year-end 1998.

  The largest component of the real estate loan portfolio consists of loans secured by 1-to-4 family residential properties. At $2.7 billion, this portfolio declined $39.5 million from year-end 1997, and represented 27.4% of total loans outstanding at year-end 1998. More than 90% of these loans are secured by real estate in Hawaii (see Table 7). Pacific Century originates residential mortgages on both a fixed-rate and adjustable-rate basis. Most of the fixed-rate products are sold in the secondary mortgage market, while adjustable-rate mortgages are generally held in Pacific Century's loan portfolio. Included in the residential mortgage total at year-end 1998 were $260 million in available for sale loans. In recent years, Pacific Century has focused on residential mortgage lending in Hawaii as an attractive line of business. In 1998, residential mortgage originations by Bank of Hawaii totaled $1.06 billion, the highest dollar amount ever originated by a mortgage lender in the State of Hawaii. Comparatively, Bank of Hawaii originated $571 million in residential mortgage loans in 1997.

  Also included in the residential real estate portfolio are home equity credit lines. The total available credit under these lines was $476.8 million at year-end 1998, compared to $480.6 million at year-end 1997. Outstandings declined to $261.2 million at year-end 1998 from $263.7 million at year-end 1997. Home equity credit lines are underwritten primarily based on the borrower's repayment ability rather than the value of the underlying property.

  The commercial real estate portfolio (excluding construction loans) totaled $1.1 billion at year-end 1998, a decrease of 15.9% from year-end 1997. Approximately 68% of these loans were secured by commercial real estate in Hawaii. The commercial real estate portfolio is diversified in the type of property securing the obligations, including loans secured by tract and land development for residential housing, hotels, retail facilities, and commercial offices.

  Total commercial construction loans increased to $276.3 million at year-end 1998, compared to $268.1 million at year-end 1997. These loans are secured primarily by properties located in Hawaii, which accounted for 61% of such loans at December 31, 1998. Because construction lending is considered to generally involve greater risk than financing on improved properties, Pacific Century utilizes tighter underwriting and disbursement standards. The majority of these loans are underwritten based on the projected cash flows of the completed project, rather than the value of the underlying property, and generally require a committed source for permanent financing.

                            Loan Portfolio Balances

                                    Table 6

                                     1998     1997     1996     1995     1994
                                   -------- -------- -------- -------- --------
                                             (in millions of dollars)
Domestic Loans
  Commercial and Industrial....... $2,579.7 $2,104.3 $1,806.7 $1,902.2 $1,830.8
  Real Estate
    Construction--Commercial......    276.3    268.1    212.3    199.6    114.2
          --Residential...........     23.5     12.9     23.6     33.7     39.7
    Mortgage--Commercial..........  1,139.1  1,354.5  1,227.8  1,308.8  1,241.0
        --Residential.............  2,699.4  2,738.9  2,635.3  2,702.4  2,849.9
  Installment.....................    763.0    891.6    849.3    817.3    741.6
  Lease Financing.................    554.5    519.4    437.8    392.9    378.1
                                   -------- -------- -------- -------- --------
      Total Domestic..............  8,035.5  7,889.7  7,192.8  7,356.9  7,195.3
Foreign Loans
  Banks and Other Financial
   Institutions...................    158.2    207.7    281.8    268.7    299.0
  Commercial and Industrial.......  1,281.5  1,074.9    923.2    513.6    364.2
  All Others......................    378.8    326.1    301.5     13.2     33.5
                                   -------- -------- -------- -------- --------
      Total Foreign...............  1,818.5  1,608.7  1,506.5    795.5    696.7
                                   -------- -------- -------- -------- --------
      Total Loans................. $9,854.0 $9,498.4 $8,699.3 $8,152.4 $7,892.0
                                   ======== ======== ======== ======== ========

Installment Loans

  Total installment loans (excluding residential mortgages and home equity loans) were $763.0 million, down 14.4% from year-end 1997. At year-end 1998, installment loans consisted of credit cards and consumer loans (e.g., auto loans and unsecured credit lines). Consumer loans totaled $485.0 million as of December 31, 1998, compared to $602.9 million as of December 31, 1997. In 1998, Pacific Century sold the majority of its guaranteed student loan portfolio.

  The credit card portfolio balance was $278.0 million at year-end 1998, a decrease of 3.7% from year-end 1997. At year-end 1998, 0.77% of the credit card portfolio (based on balances) were more than 90 days delinquent, compared to 0.43% at year-end 1997. In the fourth quarter of 1998, the credit card servicing function at the Bank of Hawaii was outsourced to a third party vendor. This action will improve efficiency and reduce operating costs.

Leasing Activities

  At year-end 1998, leases outstanding increased to $554.5 million, up 6.8% from year-end 1997. This increase is attributed to a 25.7% growth in the U.S. Mainland portfolio. Pacific Century's lease portfolio is diversified, consisting primarily of leases on equipment, automobiles, trucks, ships, aircraft, and computers.

Lending in the International and South Pacific Markets

  Pacific Century's International Market predominately consists of Asia where the business emphasis is primarily on correspondent banking, trade finance and working capital loans for companies that have business interests in the Asia-Pacific markets. The majority of International loans are short-term and are largely based on Pacific Century's traditional focus on relationships. Foreign loans in both the International and South Pacific Markets at the end of 1998 totaled $1.8 billion, an increase of 13.0% over year-end 1997. This increase reflects approximately $211 million in loans acquired in the May 1998 Banque Paribas acquisitions. Excluding the acquisitions, total foreign loans as of December 31, 1998, would have remained nearly unchanged from year-end 1997. At year-end 1998 foreign loans represented 18.5% of the total loan portfolio, compared to 16.9% at year-end 1997.

  Foreign loans in the South Pacific totaled $1.1 billion at December 31, 1998, an increase of 42.5% over $766.8 million at year-end 1997. This increase is mostly accounted for by the Banque Paribas acquisitions. A large portion of the South Pacific loan portfolio is in two subsidiary banks, Banque de Tahiti and Bank of Hawaii--Nouvelle Caledonie, which in the aggregate held total loans of $1.0 billion at the end of the current year.

  At December 31, 1998, outstanding foreign loans to borrowers in the International/Asia Market totaled $690.5 million, down from $818.6 million and $738.6 million at December 31, 1997 and 1996, respectively. In addition, outstanding commitments represented by open letters of credit and unused loan commitments relative to borrowers in Asia were approximately $367 million at year-end 1998. Additional information on Asian credit exposure and recent Asian economic events are contained in the "International Operations" section of this report.

Geographic Distribution of the Loan Portfolio

  A geographic distribution of the loan portfolio is presented in Table 7 based on the geographic location of borrowers. Although loans in Hawaii still constitute the highest geographic lending concentration, their proportion to the total loan portfolio has declined to 50.2% at December 31, 1998 from 54.8% at December 31, 1997. At year-end 1998, the percentage of U.S. Mainland loans to total loans increased to 23.1% from 19.7% at year-end 1997.

  The amounts reflected in the West Pacific include Guam and other locations in the region where both Bank of Hawaii and First Savings have branches. Loan balances in the South Pacific reflect the U.S. dollar equivalent balances of subsidiary banks in French Polynesia, New Caledonia, Papua New Guinea, Vanuatu and Bank of Hawaii branches in Fiji. Loan balances in American Samoa make up the remainder of loans in the South Pacific region.

                 Geographic Distribution of Loan Portfolio/1/

                                    Table 7

                           Total
                          Year-End             West     South      U.S.      Asia
                            1998     Hawaii   Pacific  Pacific   Mainland  and Other
                          --------  --------  -------  --------  --------  ---------
                                        (in millions of dollars)
Commercial and Industri-
 al.....................  $2,579.7  $  853.2  $182.5   $   17.4  $1,525.9   $  0.7
Real Estate
  Construction--Commer-
   cial.................     276.3     169.3    14.3        --       92.7      --
--Residential...........      23.5      22.1     1.3        0.1       --       --
  Mortgage--Commercial..   1,139.1     772.6   199.0        9.4     158.1      --
--Residential...........   2,699.4   2,451.2   228.5        1.5      18.2      --
Installment.............     763.0     571.7   144.9       26.6      19.8      --
Foreign.................   1,818.5      35.5     --     1,092.5       --     690.5
Lease Financing.........     554.5      65.9     6.7        --      462.8     19.1
                          --------  --------  ------   --------  --------   ------
    Total...............  $9,854.0  $4,941.5  $777.2   $1,147.5  $2,277.5   $710.3
                          --------  --------  ------   --------  --------   ------
Percentage of Total.....     100.0%     50.2%    7.9%      11.6%     23.1%     7.2%
                          ========  ========  ======   ========  ========   ======

--------
/1/ Loans classified based upon geographic location of borrowers.

Investment Securities

  Pacific Century's investment portfolio is managed to provide liquidity and interest income, offset interest rate risk positions and provide collateral for cash management needs. At December 31, 1998, available-for-sale securities increased to $3.0 billion from $2.6 billion at December 31, 1997. U.S. government and agency mortgage-backed securities, as a percentage of the total available-for-sale securities portfolio increased in 1998, while U.S. government and agency debt securities decreased. Securities held to maturity were $653 million at year-end 1998, down $567 million from year-end 1997. Maturities of U.S. government and agency securities, as well as prepayments in the mortgage-backed securities portfolio accounted for this decline. At year-end 1998, the held to maturity portfolio consisted of debt securities primarily with remaining contractual maturities of less than five years. Table 18 presents the maturity distributions, market value and weighted-average yield to maturity of securities.

Deposits

  As of December 31, 1998, total deposits were $9.6 billion, a 0.3% decline from the year earlier date. During 1998, domestic deposits decreased $71 million, while foreign deposits increased $40 million. Comparability is impacted by the May 1998 Paribas acquisitions, which added approximately $253 million to foreign deposits.

Excluding the acquisitions, total deposits at December 31, 1998 declined by approximately 3.0% from year-end 1997. Competition for deposits by banks and other financial institutions, as well as securities brokerage firms, continues to impact the ability to attract and retain deposits.

  Table 22 presents average deposits by type for the five years ended December 31, 1998.

Borrowings

  Short-term borrowings, including funds purchased and securities sold under agreements to repurchase (repos), totaled $3.3 billion at December 31, 1998, compared to $3.2 billion at year-end 1997. The largest portion of short-term borrowings consist of repos. Repos are offered to governmental entities as an alternative to deposits and are supported by the same type of collateral. At year-end 1998 repos were $2.0 billion, down from $2.3 billion at year-end 1997. This decline was more than offset by a $232 million increase in funds purchased in 1998 and a $131 million increase in other short-term borrowings. Included in short-term borrowings at December 31, 1998, were $127 million in commercial paper.

  Long-term debt on December 31, 1998 totaled $586 million, down from $706 million on December 31, 1997. This decline primarily results from a $65 million reduction in borrowings from the Federal Home Loan Bank of Seattle
(FHLB) and a $60 million reduction in private placement notes. FHLB borrowings were $223 million at December 31, 1998, compared to $288 million at December 31, 1997. Private placement notes totaled $90 million and $150 million at year-end 1998 and 1997, respectively. The year-over-year change in FHLB borrowings and private placement notes reflect maturities. Also included in long-term debt at year-end 1998 were $119 million in 6.875% subordinated notes that mature in 2003 and $100 million in 8.25% Capital Securities that mature in 2026.

International Operations

  Pacific Century maintains an extensive international presence in the Asia-Pacific region that provides opportunities to take part in lending, correspondent banking and deposit-taking activities in these markets. These activities are facilitated through Bank of Hawaii branches, a representative office with extensions and full service subsidiary/affiliate banks. This network of locations across Asia-Pacific enables our customers to facilitate trade and investment between the U.S. Mainland, Asia, and the Pacific Islands. Pacific Century divides its international business into two areas: the International Market, which is Asia related and the Pacific Market, which comprises the South and West Pacific Divisions.

  Through the International Banking Group of Bank of Hawaii and Pacific Century Bank, N.A., Pacific Century offers international banking services to its corporate and financial institution customers in most of the major Asian financial centers with support from its New York and Honolulu operations. Bank of Hawaii's offices that offer these services are located in Hong Kong, the Philippines (Manila, Cebu, and Davao), South Korea, Singapore, Japan, Taiwan, and New York. The International Banking Group of Bank of Hawaii continues to focus on correspondent banking and trade-related financing activities and lending to customers with which it has a direct relationship.

  The South Pacific Region consists of investments in subsidiary banks in French Polynesia, New Caledonia, Papua New Guinea, Vanuatu, and Bank of Hawaii branch operations in Fiji and American Samoa. Since American Samoa is U.S. dollar based, its operation is included as domestic. Additionally, Bank of Hawaii has interests in affiliate banks located in Samoa, Solomon Islands and Tonga.

  The Banks in the French territories are currently operating under a management contract with Credit Lyonnais due to expire in 1999. The managers of those areas have a direct reporting line to the South Pacific Manager at Bank of Hawaii who is responsible for all operations in the French Territories. The operations of subsidiaries and affiliates are evaluated on a similar basis as branch offices. Exposure to foreign currency fluctuations is in large measure limited to the unhedged positions of Pacific Century's capital investment in these subsidiaries. The largest South Pacific subsidiary operations are in the French territories of French Polynesia and New Caledonia.

  The West Pacific Division includes Bank of Hawaii branches in Guam and in other locations in the region. Since the U.S. dollar is used in these locations, the Company's operations in the West Pacific are not considered foreign for financial reporting purposes.

  Table 8 provides a summary of assets, liabilities, operating revenue, and net income for Pacific Century's International Operations for the last three years. Operating results in 1998 reflected a net loss of $0.8 million, compared to net income of $10.2 million in 1997 due to significantly higher foreign loan loss provisions (see "Credit Risk--Reserve for Loan Losses").

  Pacific Century controls its risk exposure to international lending by evaluating the political and economic factors that bear on a country's ability to meet its foreign debt obligations. Based on these analyses, credit limits (both short and long term) are established for each country to minimize and control risk in the international portfolio. These credit limits are monitored and reviewed on a regular basis so that risks and exposures are understood and properly assessed. Pacific Century's strategy for foreign lending is to deal, on a direct basis, primarily with countries and companies that have a strong trade and investment interest in Hawaii and Asia-Pacific region.

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

  Cross-border interbank placements and loans were $760.2 million at year-end 1998. Table 9 presents, for the last three years, a geographic distribution of international assets for which Pacific Century has cross-border exposure exceeding 0.75% of total assets.

  The countries in Asia to which Pacific Century maintains its largest credit exposure on a cross-border basis include South Korea, Japan and Taiwan. At December 31, 1998, cross-border credit exposure in Japan, South Korea, and Taiwan were $355 million, $265 million and $124 million, respectively, compared to $390 million, $413 million and $121 million, respectively, at December 31, 1997. In Japan and Taiwan, despite pressures from neighboring countries, the high levels of foreign exchange reserves have helped to maintain relative economic stability. At Pacific Century, all exposures relating to South Korea, Japan, Taiwan, Hong Kong, the Philippines and Malaysia ended both December 31, 1998 and 1997 on a performing status.

  With the implementation of the International Monetary Fund (IMF) restructuring plan in late 1997 and throughout 1998, South Korea's foreign-exchange reserves have significantly improved and rating agencies have gradually raised South Korea's sovereign rating back to investment grade. Our experience and history in the country continue to give us confidence in our ability to manage our exposure in South Korea. Pacific Century's lending in South Korea is focused on trade-related activities and is mostly short-term in nature. Most of the South Korean loans are to financial institutions (e.g., national and regional banks) or to the top five major conglomerates. In the first quarter of 1998, Pacific Century exchanged $83.5 million of short-term loans to Korean banks into government guaranteed loans. These loans mature over three years and bear interest at 2.25% to 2.75% over the six-month London Interbank Offering Rate. During 1998, there were no charge-offs taken on any South Korean loan.

  Within Asia, the two most problematic economies for Pacific Century remain Thailand and Indonesia. The financial and liquidity problems in Thailand and Indonesia required the intervention of the IMF. Pacific Century's cross-border credit assets in Thailand and Indonesia at December 31, 1998 were approximately $24 million and

$17 million, respectively, compared to $74 million and $21 million, respectively, at year-end 1997. In the first quarter of 1998, $5.7 million in U.S. dollar denominated Thai finance company loans were exchanged for Thai baht denominated government deposits. Charge-offs relative to Thai exposures in 1998 totaled $22.1 million, while recoveries were $5.2 million. Total Thai non-performing credits at December 31, 1998 were $7.6 million, down from $17.6 million at year-end 1997. With respect to Indonesia, non-performing credits totaled $0.7 million at December 31, 1998. During 1998, $12.6 million in exposures to Indonesian banks were converted to sovereign risk in conjunction with a government sponsored plan to support the local banking system. The converted loans mature over four years. Overall at the end of 1998, the IMF has praised the steps that Thailand has taken to recover from its economic turmoil. Indonesia remains volatile as it attempts to sort through its economic and political problems.

  In view of the risks, Pacific Century increased its provision for loan losses in 1998 as more fully discussed in the section on "Credit Risk--Reserve for Loan Losses." Pacific Century continues to monitor its international activities on a country by country basis as events evolve and will take such actions as appropriate. Pacific Century believes that it has prudently managed its exposure in Asia and has dealt with the known situations. However, because of the uncertainties, it is difficult to accurately predict the impact of the turmoil in Asia on the economies of Hawaii and the U.S. Mainland, changes in currencies of Pacific region countries relative to the U.S. dollar, changes in interest rates, and changes in applicable U.S. and foreign regulatory and monetary policy. Moreover, it is not known what, if any, further impact there will be on Pacific Century's Asian exposure resulting from future events.

    Summary of International Assets, Liabilities, and Income and Percent of
                              Consolidated Totals

                                    Table 8

                                   1998              1997             1996
                             ----------------- ---------------- ----------------
                              Amount   Percent  Amount  Percent  Amount  Percent
                             --------  ------- -------- ------- -------- -------
                                          (in millions of dollars)
Average Assets.............. $3,426.6   23.0%  $3,005.1  21.1%  $2,752.6  20.7%
Average Liabilities.........  3,348.8   24.4    2,523.3  19.2    2,687.6  22.0
Operating Revenue...........    287.9   21.9      215.9  17.4      192.1  16.8
Net Income (Loss)...........     (0.8)  N.M.       10.2   7.3        8.1   6.1

        Geographic Distribution of Cross-Border International Assets/1/

                                    Table 9

                                 Government                  Commercial
                                 and Other      Banks and       and
                                  Official   Other Financial Industrial
                                Institutions Institutions/2/ Companies   Total
                                ------------ --------------- ---------- --------
                                            (in millions of dollars)
at December 31, 1998
  Japan........................    $  --         $223.7        $131.1   $  354.8
  South Korea..................      85.8          94.4          84.7      264.9
  Taiwan.......................       --           41.6          82.3      123.9
  All Others/3/ ...............      39.9         400.5         188.7      629.1
                                   ------        ------        ------   --------
                                   $125.7        $760.2        $486.8   $1,372.7
                                   ======        ======        ======   ========
at December 31, 1997
  South Korea..................    $  --         $219.7        $193.5   $  413.2
  Japan........................       --          253.1         136.8      389.9
  Taiwan.......................      57.5          39.5          23.8      120.8
  All Others...................      48.4         322.9         154.5      525.8
                                   ------        ------        ------   --------
                                   $105.9        $835.2        $508.6   $1,449.7
                                   ======        ======        ======   ========
at December 31, 1996
  South Korea..................    $  --         $253.0        $122.4   $  375.4
  Japan........................       --          196.0         115.8      311.8
  Taiwan.......................       --          108.6          18.2      126.8
  Thailand.....................       --           74.2          47.4      121.6
  All Others...................       1.0         300.0          69.8      370.8
                                   ------        ------        ------   --------
                                   $  1.0        $931.8        $373.6   $1,306.4
                                   ======        ======        ======   ========

--------
/1/ In this table, cross-border outstandings are defined as foreign monetary assets that are payable to the Company in U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies. Monetary assets include loans, acceptances, and interest-bearing deposits with other banks.
/2/ Includes U.S. dollar advances to foreign branches and affiliate banks which were used to fund local currency transactions. Totals for 1998, 1997 and 1996 were $411.1 million, $419.9 million and $327.9 million, respectively.
/3/ At December 31, 1998, the all others category included cross-border outstandings of $62.2 million in French Polynesia and $50.4 million in New Caledonia. The currency of both of these countries is the Pacific franc.

Corporate Risk Profile

Credit Risk

 Non-Performing Assets and Past Due Loans

  Non-performing assets (NPAs) consist of non-accrual loans, restructured loans and foreclosed real estate. These assets, which generally have more than a normal risk of loss, totaled $137.5 million at year-end 1998, compared to $97.1 million at the end of 1997, and $83.2 million at the end of 1996. While increasing from the prior year-end, the level of NPAs peaked at the end of the third quarter at $151.5 million, with much of the increase resulting from portfolios in the French territories.

  At year-end 1998, the ratio of NPAs to outstanding loans rose to 1.40%. Comparatively the ratio was 1.02% and 0.96% for 1997 and 1996, respectively. Table 10 presents Pacific Century's NPAs and ratio of NPAs to total loans for the last five years.

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

  Total non-accrual loans rose to $131.9 million at year-end 1998, up 47.7% over year-end 1997. Higher non-accrual balances in the foreign and commercial loan categories accounted for most of this increase. Relative to the end of 1998's third quarter, non-accrual loans reflected a decrease of $8.7 million.

  At December 31, 1998, foreign loans on non-accrual were $57.5 million, compared to $39.9 million at December 31, 1997 and $22.3 million at December 31, 1996. The increase relative to 1998 primarily reflects a $26.5 million rise in non-accrual loans in the South Pacific from $22.4 million at year-end 1997 to $48.9 million at year-end 1998. New Caledonia accounts for most of the higher non-accruals in the South Pacific, reporting a year-to-year increase of $24.5 million from $5.0 million at year-end 1997 to $29.5 million at year-end 1998. In French Polynesia non-accrual loans remained relatively flat at $15.4 million at December 31, 1998, compared to $15.5 million at the year earlier date. Included in the non-accrual totals for both New Caledonia and French Polynesia were the effects of the Banque Paribas acquisitions.

  In Asia, loans reported as non-accrual at December 31, 1998 were approximately $8.6 million, down from $17.6 million at December 31, 1997. Additional information relative to Asian exposure is contained in the "International Operations" section of this report.

  C&I loans classified as non-accrual totaled $28.2 million at year-end 1998, an increase from $10.7 million and $20.9 million at year-end 1997 and 1996, respectively. Contributing to the 1998 increase was the addition of a Hawaii-based loan of $12.3 million for which partial charge-offs were taken in 1998.

  At December 31, 1998, non-accrual loans secured by real estate totaled $44.7 million, or 33.9% of total non-accrual loans; with the majority of these loans secured by residential real estate in Hawaii. Non-performing residential mortgages (excluding construction loans) totaled $36.4 million at year-end 1998, compared to $32.9 million at year-end 1997, reflecting a year-over-year increase of $3.5 million. Although residential mortgage non-accruals have increased, charge-offs for this $2.7 billion portfolio have remained low at $2.9 million in 1998 compared to $1.9 million in 1997.

  Because residential mortgages are secured by real estate, the credit risk on these loans are lower than for unsecured lending. Most of the Company's residential loans are owner-occupied first mortgages and were generally underwritten to provide a loan-to-value ratio of no more than 80% at origination. Additionally, the risk in this portfolio is also moderated by the smaller average loan balance compared to commercial lending.

  Foreclosed real estate declined to $5.6 million at year-end 1998, from $6.2 million at year-end 1997. At December 31, 1998, the foreclosed real estate portfolio consisted of 41 properties, mostly located in Hawaii. The largest property represented 16.9% of the total. In 1998, sales of foreclosed real estate resulted in a net loss of $871,000, compared to a net gain of $523,000 in 1997 and a net loss of $380,000 in 1996.

  Accruing loans past due 90 days or more totaled $20.8 million at year-end 1998, a decline of $4.2 million from $25.0 million at year-end 1997. This decline is mainly due to lower delinquencies in the residential real estate loan portfolio and, to a lesser extent, in improvements in the commercial loan portfolio. In the foreign category, accruing loans past due 90 days or more were $7.9 million at year-end 1998, which were all related to loans in the South Pacific. Table 10 presents a five-year history of accruing loans that were past due 90 days or more.

                    Non-Performing Assets and Accruing Loans
                            Past Due 90 Days or More

                                    Table 10

                                           1998    1997    1996   1995   1994
                                          ------  ------  ------  -----  -----
                                              (in millions of dollars)
Non-Accrual Loans
  Commercial and Industrial.............  $ 28.2  $ 10.7  $ 20.9  $16.9  $20.3
  Real Estate
    Construction........................     2.9     1.0     0.3    0.3    1.5
    Commercial..........................     5.4     2.8     4.1   14.9   14.1
    Residential.........................    36.4    32.9    23.6   14.7   15.1
  Installment...........................     0.8     2.0     1.3    0.8    0.5
  Foreign...............................    57.5    39.9    22.3    --     0.3
  Leases................................     0.7     --      --     --     0.8
                                          ------  ------  ------  -----  -----
      Subtotal..........................   131.9    89.3    72.5   47.6   52.6
                                          ------  ------  ------  -----  -----
Restructured Loans
  Real Estate--Commercial...............     --      1.6     --     --     --
                                          ------  ------  ------  -----  -----
      Subtotal..........................     --      1.6     --     --     --
                                          ------  ------  ------  -----  -----
Foreclosed Real Estate
  Domestic..............................     5.5     6.2    10.7    9.3    0.6
  Foreign...............................     0.1     --      --     --     --
                                          ------  ------  ------  -----  -----
      Subtotal..........................     5.6     6.2    10.7    9.3    0.6
                                          ------  ------  ------  -----  -----
        Total Non-Performing Assets.....  $137.5  $ 97.1  $ 83.2  $56.9  $53.2
                                          ======  ======  ======  =====  =====
Accruing Loans Past Due 90 Days or More
  Commercial and Industrial.............     0.4     2.0     2.0    1.8    1.1
  Real Estate
    Construction........................     0.4     --      0.4    --     --
    Commercial..........................     --      0.6     6.8    2.4    0.7
    Residential.........................     4.5     7.3     6.8    5.8    3.9
  Installment...........................     7.3     7.6     9.0   10.5    5.9
  Foreign...............................     7.9     7.4     9.5    --     --
  Leases................................     0.3     0.1     0.2    0.2    --
                                          ------  ------  ------  -----  -----
      Subtotal..........................    20.8    25.0    34.7   20.7   11.6
                                          ------  ------  ------  -----  -----
        Total...........................  $158.3  $122.1  $117.9  $77.6  $64.8
                                          ======  ======  ======  =====  =====
Ratio of Non-Performing Assets to Total
 Loans..................................    1.40%   1.02%   0.96%  0.70%  0.67%
Ratio of Non-Performing Assets and
 Accruing Loans Past Due 90 Days or More
 to Total Loans.........................    1.61%   1.29%   1.36%  0.95%  0.82%
                                          ======  ======  ======  =====  =====

                       Foregone Interest on Non-Accruals

                                   Table 11

                                                       Years Ended December 31
                                                       ------------------------
                                                       1998 1997 1996 1995 1994
                                                       ---- ---- ---- ---- ----
                                                       (in millions of dollars)
Interest Income Which Would Have Been Recorded
 Under Original Terms:
  Domestic............................................ $8.4 $6.6 $6.3 $7.6 $5.4
  Foreign.............................................  4.1  2.4  2.3  --   0.1
Interest Income Recorded During the
 Current Year on Non-Accruals:
  Domestic............................................  1.3  1.5  1.6  0.6  1.0
  Foreign.............................................  1.4  0.5  0.6  --   0.1

 Reserve for Loan Losses

  Pacific Century maintains the reserve for loan losses at a level that it believes is adequate to absorb estimated future losses on all loans. The reserve level is determined based on a continuing assessment of problem credits, recent loss experience, changes in collateral values, and current and anticipated economic conditions. Pacific Century's credit administration procedures emphasizes the early recognition and monitoring of problem loans in order to control delinquencies and minimize losses. For loans other than consumer loans, a line driven risk rating system is used. Loans are graded based on the degree of risk at origination by the lending officer and thereafter, are reviewed periodically as appropriate. An independent evaluation of this process is performed by the Credit Review department to ensure compliance of the risk grades and timeliness of grade changes.

  Pacific Century performs a comprehensive quarterly analysis to determine the adequacy of its reserve for loan losses. In 1998, this analysis was enhanced to incorporate risk migration modeling and country risk. Pacific Century utilizes a methodology that establishes both specific and general reserves. Commercial loans and leases are individually reviewed according to specified criteria to determine specific loss exposure. Loans for which a specific reserve allocation is not established are placed in loan pools for purposes of determining the general reserve allocation.

  At Pacific Century, general reserve allocations for various loan pools are determined based on a risk migration analysis component and a subjective factors component. The migration model determines potential loss factors based on historical loss experience for homogeneous loan portfolios and based on risk grades for risk-rated portfolios. The subjective factors component includes an evaluation of the changes in the nature and volume of the portfolio, delinquency and non-accrual trends, lending policies and procedures, and other relevant general factors. For foreign credits, general reserves are further stratified to address country risk. General reserve allocations for country risk are determined based on the type of credit facility and internal country risk ratings.

  The reserve for loan losses ended 1998 at $211.3 million, an increase of $36.9 million over the prior year level of $174.4 million. This increase reflects $13.6 million in reserves acquired from the Banque Paribas acquisitions and a build up of reserves to cover the increase in NPAs. Net charge-offs in 1998 were $65.7 million or 0.70% of average loans, compared to $30.2 million, or 0.34% of average loans in 1997 and $13.0 million, or 0.16% of average loans in 1996. The ratio of reserves to loans outstanding at year-end 1998 was 2.19%, compared with 1.88% at year-end 1997 and 1.97% at year-end 1996. A summary of the activity in the reserve for loan losses for the last five years is presented in Table 12.

  At year-end 1998, the reserve for loan losses provided coverage of 154% of non-performing loans, compared to 180% coverage at year-end 1997 and 202% at year-end 1996. Additionally, the ratio of year-end reserves to gross charge-offs was 2.6 times, 3.2 times, and 3.8 times in 1998, 1997, and 1996, respectively.

  Gross charge-offs in 1998 totaled $82.0 million, representing 0.87% of average loans outstanding. Comparatively, the ratio was 0.62% and 0.53% in 1997 and 1996, respectively. The increase in gross charge-offs in 1998 is attributed to a rise in the foreign category to $34.8 million from $10.6 million in 1997. Of this amount, $22.1 million and $12.7 million relate to charge-offs recognized on Asian and South Pacific loans, respectively.

  Gross charge-offs as a percentage of the reserve for loan losses were 38.8%, 31.6% and 26.3% in 1998, 1997 and 1996, respectively.

  Excluding foreign loans, gross charge-offs in 1998 were mostly concentrated in the installment and commercial loan categories. Gross charge-offs on installment loans decreased $2.3 million in 1998 to $25.8 million. Charge-offs on commercial loans rose to $15.3 million in 1998 from $12.7 million in 1997, including partial charge-offs of $8.5 million relative to one Hawaii-based commercial loan.

  In 1998, recoveries of previously charged-off loans declined $8.6 million to $16.3 million. Recoveries were $24.9 million in 1997 and $31.1 million in 1996. Foreign loan recoveries in 1998 were $5.6 million and primarily related to Thai credits. Installment loan recoveries remained relatively flat in 1998 at $6.4 million. The high level of recoveries in 1997 and 1996 include $11.7 million and $19.3 million, respectively, relating to one C&I credit that was charged-off in 1992 and 1993.

  Table 13 presents an allocation of the loan loss reserve for the last five years. At year-end 1998, the reserve allocation for foreign loans increased to $86.6 million representing 4.76% of total outstanding foreign loans, compared to $31.0 million and 1.93%, respectively, at December 31, 1997. This increase reflects the reserves acquired in the Banque Paribas acquisitions, a higher level of foreign non-performing assets and reserves created to recognize the economic volatility in Asia. For year-end 1998, the allocation of loan loss reserves to construction, commercial and residential mortgages was reduced under Pacific Century's new methodology due to the low historical loss experience in these portfolios.

                            Reserve for Loan Losses

                                    Table 12

                                1998      1997      1996      1995      1994
                              --------  --------  --------  --------  --------
                                        (in millions of dollars)
Average Amount of Loans
 Outstanding................. $9,422.3  $8,929.7  $8,353.6  $7,654.9  $7,393.7
                              ========  ========  ========  ========  ========
Balance of Reserve for Loan
 Losses at Beginning of
 Period...................... $  174.4  $  167.8  $  152.0  $  148.5  $  125.3
Loans Charged-Off
  Commercial and Industrial..     15.3      12.7       8.7       7.8      11.3
  Real Estate
    Construction.............      --        --        --        2.1       0.1
    Mortgage--Commercial.....      2.5       1.3       3.3       2.3       3.5
            --Residential....      2.9       1.9       1.9       1.1       0.7
    Installment..............     25.8      28.1      28.9      13.3       8.7
    Foreign..................     34.8      10.6       0.9       0.9       0.7
    Leases...................      0.7       0.5       0.4       0.4       0.4
                              --------  --------  --------  --------  --------
Total Charged-Off............     82.0      55.1      44.1      27.9      25.4
Recoveries on Loans
 Previously Charged-Off
  Commercial and Industrial..      2.8      16.4      21.8       6.1      19.5
  Real Estate
    Construction.............      0.1       --        0.7       --        0.2
    Mortgage--Commercial.....      1.2       0.6       1.1       1.4       0.9
            --Residential....      0.2       1.0       0.4       0.1       0.2
  Installment................      6.4       6.3       4.7       3.3       3.2
  Foreign....................      5.6       0.6       1.8       1.9       --
  Leases.....................      --        --        0.6       1.0       0.8
                              --------  --------  --------  --------  --------
Total Recoveries.............     16.3      24.9      31.1      13.8      24.8
                              --------  --------  --------  --------  --------
Net Loans Charged-Off........    (65.7)    (30.2)    (13.0)    (14.1)     (0.6)
Provisions Charged to
 Operating Expenses..........     84.0      30.3      22.2      17.0      21.9
Other Net Additions/1/ ......     18.6       6.5       6.6       0.6       1.9
                              --------  --------  --------  --------  --------
Balance at End of Period..... $  211.3  $  174.4  $  167.8  $  152.0  $  148.5
                              ========  ========  ========  ========  ========
Ratio of Net Charge-Offs to
 Average Loans Outstanding...     0.70%     0.34%     0.16%     0.18%      --
Ratio of Reserve to Loans
 Outstanding.................     2.19%     1.88%     1.97%     1.90%     1.92%
                              ========  ========  ========  ========  ========

  The details of the foreign reserve for loan losses, which are included in the table above, are:

Beginning Balance............ $   31.0  $   28.4  $   15.1  $   12.9  $   10.5
  Charge-Offs................     34.8      10.6       0.9       0.9       0.7
  Recoveries.................      5.6       0.6       1.8       1.9       --
                              --------  --------  --------  --------  --------
  Net Loans Charged-Off......    (29.2)    (10.0)      0.9       1.0      (0.7)
  Provisions Charged to
   Operating Expenses........     54.2      17.6       5.8       0.6       1.2
  Other Net Additions/1/ ....     18.7      (5.0)      6.6       0.6       1.9
                              --------  --------  --------  --------  --------
Ending Balance............... $   74.7  $   31.0  $   28.4  $   15.1  $   12.9
                              ========  ========  ========  ========  ========

--------
   /1/Includes balance transfers, reserves acquired, and foreign currency translation adjustments.

                        Allocation of Loan Loss Reserve

                                   Table 13

                               1998                1997             1996             1995             1994
                         ------------------- ---------------- ---------------- ---------------- ----------------
                                    Percent          Percent          Percent          Percent          Percent
                                    of Out-          of Out-          of Out-          of Out-          of Out-
                                    standing         standing         standing         standing         standing
                         Reserve      Loan   Reserve   Loan   Reserve   Loan   Reserve   Loan   Reserve   Loan
                         Amount      Amount  Amount   Amount  Amount   Amount  Amount   Amount  Amount   Amount
                         -------    -------- ------- -------- ------- -------- ------- -------- ------- --------
                                                       (in millions of dollars)
Commercial and
 Industrial............. $ 60.8       2.36%  $ 57.5    2.73%  $ 60.0    3.32%  $ 61.9    3.25%  $ 59.5    3.25%
Real Estate
 Construction...........    1.0       0.33      4.2    1.50      4.5    1.91      4.2    2.00      2.6    2.00
 Commercial.............    3.3       0.29     21.8    1.61     18.5    1.51     19.6    1.50     18.6    1.50
 Residential............    8.1       0.30     13.8    0.50     20.0    0.76     20.5    0.75     21.6    0.75
Installment.............   27.1       3.55     34.9    3.91     26.0    3.06     20.4    2.50     18.5    2.50
Foreign.................   86.6/1/    4.76     31.0    1.93     28.4    1.89     15.1    1.90     12.9    1.85
Leases..................    5.9       1.06      2.6    0.50      2.0    0.46      2.0    0.50      1.9    0.50
Not allocated...........   18.5        --       8.6     --       8.4     --       8.3     --      12.9     --
                         ------       ----   ------    ----   ------    ----   ------    ----   ------    ----
                         $211.3       2.19%  $174.4    1.88%  $167.8    1.97%  $152.0    1.90%  $148.5    1.92%
                         ======       ====   ======    ====   ======    ====   ======    ====   ======    ====

--------
/1/  Includes a general loan loss reserve allocation for country risk.

Market Risk

  At Pacific Century, assets and liabilities are managed to maximize long term risk adjusted returns to shareholders. Pacific Century's asset and liability management process involves measuring, monitoring, controlling and managing financial risks that can significantly impact the Company's financial position and operating results. Financial risks in the form of interest rate sensitivity, foreign currency exchange fluctuations, liquidity, and capital adequacy are balanced with expected returns to maximize earnings performance and shareholder value, while limiting the volatility of each. The activities associated with these financial risks are categorized into "other than trading" or "trading."

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

  A key element in the Company's ongoing process to measure and monitor interest rate risk is the utilization of a net interest income (NII) simulation model. This model is used to estimate the amount that NII will change over a one-year time horizon under various interest rate scenarios. These estimates are based on numerous assumptions that include loan and deposit volumes and pricing, prepayment speeds on mortgage-related assets, and principal amortization and maturities on other financial instruments. While such assumptions are inherently uncertain, management believes that these assumptions are reasonable. As a result, the NII simulation model provides a sophisticated estimate rather than a precise prediction of NII's exposure to higher or lower interest rates.

  Table 14 presents as of December 31, 1998 and 1997, the estimate of the change in NII from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period relative to what the NII would have been if interest rates did not change. The resulting estimate in NII exposure is well within the approved ALCO guidelines and presents a balance sheet exposure that is slightly liability sensitive. A liability sensitive exposure would imply a favorable short-term impact on NII in periods of declining interest rates.

                 Market Risk Exposure to Interest Rate Changes

                                   Table 14

                                     December 31, 1998    December 31, 1997
                                     -----------------    -----------------
                                       Interest Rate        Interest Rate
                                           Change              Change
                                     (in basis points)    (in basis points)
                                     -----------------    -----------------
                                       -200      +200       -200      +200
                                     --------  ---------  --------- ---------
   Estimated Exposure as a Percent
    of Net Interest Income..........     1.9%      (2.1)%      2.3%     (2.0)%

  To enhance and complement the results from the NII simulation model, Pacific Century also reviews other measures of interest rate risk. These measures include the sensitivity of market value of equity and the exposure to basis risk and non-parallel yield curve shifts. There are inherent limitations to these measures but used along with the NII simulation model, Pacific Century gets a better overall insight for managing its exposure to changes in interest rates.

  In managing interest rate risks, the Company uses several approaches, both on- and off-balance sheet, to modify its risk position. Approaches that are used to shift balance sheet mix or alter the interest rate characteristics of assets and liabilities include changing product pricing strategies, modifying investment portfolio strategies, or using financial derivatives. The use of financial derivatives, as detailed in Note O to the Consolidated Financial Statements, has been limited over the past several years. During this period, Pacific Century has relied more on the use of on-balance sheet alternatives to manage its interest rate risk position.

  Foreign Currency Risk. Pacific Century's broad area of operations throughout the South Pacific and Asia has the potential to expose the Company to foreign currency risk. In general, however, most foreign currency denominated assets are funded by like currency liabilities, with imbalances corrected through the use of various hedge instruments as disclosed in Note O to the Consolidated Financial Statements. By policy, the net exposure in those balance sheet activities described above is insignificant.

  On the other hand, Pacific Century is exposed to foreign currency exchange rate changes from the capital invested in its foreign subsidiaries and branches located throughout the South Pacific and Asian Rim. These investments are designed to diversify the Company's total balance sheet exposure. While a portion of the capital investment in French Polynesia and New Caledonia is offset by a borrowing denominated in French Francs or foreign exchange currency hedge transactions, the remainder of these capital positions, aggregating $93.0 million, are not hedged.

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

  Table 15 presents as of December 31, 1998 and 1997 Pacific Century's foreign currency exposure from its net investment in subsidiaries and branch operations that are denominated in a foreign currency as measured by the VAR.

          Market Risk Exposure From Changes in Foreign Exchange Rates

                                   Table 15

                                                   1998            1997
                                              --------------- ---------------
                                              Book  Value-at- Book  Value-at-
                                              Value Risk /1/  Value   Risk
                                              ----- --------- ----- ---------
                                                 (in millions of dollars)
   Net Investments in Foreign Subsidiaries
    and Branches
     Japanese Yen............................ $ 9.6   $ 2.7   $11.0   $ 1.9
     Korean Won..............................  44.2     7.9    29.5    23.0
     Pacific Franc/2/ .......................  22.8     3.6    24.3     3.7
     Other Currencies........................  16.4    15.3    29.5     8.9
                                              -----   -----   -----   -----
       Total................................. $93.0   $29.5   $94.3   $37.5
                                              =====   =====   =====   =====

--------
/1/ The average value-at-risk for the Japanese yen, Korean won, Pacific franc, and other currencies was $2.6 million, $13.2 million, $4.1 million, and $14.0 million, respectively, for the year ended December 31, 1998.
/2/ Net of a $46 million and $43 million borrowing at December 31, 1998 and 1997, respectively, denominated in French francs and foreign exchange hedge transactions of $26 million at December 31, 1998.

 Trading Activities

  Pacific Century's trading activities include foreign currency and foreign exchange contracts that expose Pacific Century to a minor degree of foreign currency risk. These transactions are executed on behalf of customers and for the Company's own account. Pacific Century, however, manages its trading account such that it does not maintain significant foreign currency open positions. To measure the exposure of these open positions, the Company uses the VAR methodology described above. The VAR measurement for trading activities as of year-end 1998 continues to be immaterial.

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

  To ensure that its liquidity needs are met, Pacific Century actively manages both the asset and liability sides of the balance sheet. The primary sources of liquidity on the asset side of the balance sheet are available for sale investment securities, interest bearing deposits, and cash flows from loans and investments, as well as the ability to securitize certain assets. With respect to liabilities, liquidity is generated through growth in deposits and the ability to obtain wholesale funding in national and local markets through a variety of sources.

  Pacific Century obtains short-term wholesale funding through federal funds purchased, repos, and commercial paper. Pacific Century issues commercial paper in various denominations with maturities of generally 90 days or less. During 1998, Pacific Century issued commercial paper only in the Hawaii marketplace. To further enhance liquidity, Pacific Century also maintains access to the mainland wholesale commercial paper market through a pre-selected issuing agent.

  Repos are financing transactions, whereby securities are pledged as collateral for short-term borrowings. Nearly all of Pacific Century's repos consist of transactions with governmental entities. Pacific Century's balance sheet is unique given the high level of state and local government funding. Historically, these governmental entities have provided a stable source of funds.

  Pacific Century maintained a $35 million, annually renewable line of credit for working capital purposes. Fees are paid on the unused balance of the line. During 1998, the line was not drawn upon.

  Bank of Hawaii and First Savings are both members of the Federal Home Loan Bank of Seattle. The FHLB provides these institutions with an additional source for short and long-term funding.

  Additionally, Bank of Hawaii maintains a $1 billion senior and subordinated bank note program. Under this facility, Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. At December 31, 1998, there were no balances outstanding under this program.

Capital Management

  Pacific Century manages its capital level to optimize shareholder value, support asset growth, reflect risks inherent in its markets, provide protection against unforeseen losses and comply with regulatory requirements. Capital levels are reviewed periodically relative to Pacific Century's risk profile and current and projected economic conditions. Pacific Century's objective is to hold sufficient capital on a regulatory basis to exceed the minimum guidelines of a well capitalized institution.

  At year-end 1998, Pacific Century's shareholders' equity grew to $1.2 billion, an increase of 6.1% over year-end 1997. The source of growth in shareholders' equity in 1998 included retention of earnings, issuance of common stock under the dividend reinvestment plan and various stock-based employee benefit plans, and unrealized valuation adjustments. Offsetting these increases were cash dividends paid of $52.8 million and treasury stock purchases of $7.3 million.

  Pacific Century's regulatory capital ratios at year-end 1998 were: Tier 1 Capital Ratio of 9.42%, Total Capital Ratio of 11.47%, and Leverage Ratio of 7.48%. All three capital ratios exceeded the minimum threshold levels that were established by federal bank regulators to qualify an institution as well capitalized. The minimum regulatory standards to qualify as well capitalized are as follows: Tier 1 Capital 6%; Total Capital 10%; and the Leverage Ratio 5%. These standards are minimum regulatory guidelines and Pacific Century manages its capital base in accordance with the attributes noted at the beginning of this section. Table 16 presents a five-year history of activities and balances in Pacific Century's capital accounts along with key capital ratios.

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

  In order to maintain its capital position at a desired level, Pacific Century has repurchased shares, over the past few years, under various stock repurchase programs. Under these programs, approximately 0.4 million shares in 1998, 2.9 million shares in 1997 and 1.8 million shares in 1996 were repurchased. Share repurchase activities were suspended in January 1998 and were partially reinitiated in September 1998 to offset shares issued in conjunction with employee stock-based benefit and dividend reinvestment plans.

                                Equity Capital

                                   Table 16

                              1998       1997       1996       1995      1994
                            ---------  ---------  ---------  --------  --------
                                       (in millions of dollars)
Source of Common Equity
Net Income................  $   107.0  $   139.5  $   133.1  $  121.8  $  117.7
Dividends Paid............      (52.8)     (49.7)     (47.4)    (45.2)    (44.0)
Dividend Reinvestment
 Program..................        5.4        6.8        6.8       7.1       7.4
Stock Issued for
 Acquisition..............        --       108.4        --        --        --
Stock Repurchases.........       (7.3)    (142.5)     (70.4)    (40.0)    (44.3)
Other/1/ .................       16.1      (11.4)     (10.4)     43.9      (8.1)
                            ---------  ---------  ---------  --------  --------
Annual Increase in Equity.  $    68.4  $    51.1  $    11.7  $   87.6  $   28.7
                            =========  =========  =========  ========  ========
Year-End Common Equity....    1,185.6    1,117.2    1,066.1   1,054.4     966.8
  Add: 8.25% Capital
       Securities of
       Bancorp Hawaii
       Capital Trust I....      100.0      100.0      100.0       --        --
     Minority Interest....        7.4        5.8        9.3       --        --
  Less: Intangibles.......      186.2      180.9       68.9      60.2      64.6
     Unrealized Valuation
      and Other
      Adjustments.........        3.6        5.5        2.2      11.3     (17.3)
                            ---------  ---------  ---------  --------  --------
Tier I Capital............    1,103.2    1,036.6    1,104.3     982.9     919.5
  Allowable Loan Loss
   Reserve................      147.2      139.2      131.1     120.2     111.1
  Subordinated Debt.......       95.0      118.7      118.7     118.7     118.6
  Investment in
   Unconsolidated
   Subsidiary.............       (2.5)      (1.9)       --        --        --
                            ---------  ---------  ---------  --------  --------
    Total Capital.........  $ 1,342.9  $ 1,292.6  $ 1,354.1  $1,221.8  $1,149.2
                            =========  =========  =========  ========  ========
Risk Weighted Assets......  $11,708.5  $11,098.6  $10,452.1  $9,587.0  $8,848.6
                            =========  =========  =========  ========  ========
Key Ratios
Growth in Common Equity...        6.1%       4.8%       1.1%      9.1%      3.1%
Average Equity/Average
 Assets Ratio.............       7.81%      7.79%      8.05%     8.28%     7.71%
Tier I Capital Ratio......       9.42%      9.34%     10.57%    10.25%    10.39%
Total Capital Ratio.......      11.47%     11.65%     12.96%    12.74%    12.99%
Leverage Ratio............       7.48%      7.21%      7.98%     7.82%     7.28%

--------
/1/ Includes profit sharing; stock options and directors' restricted shares and deferred compensation plans; and unrealized valuation adjustments for investment securities, foreign currency translation and pension liability adjustments.

Year 2000

  A significant issue facing all banks nationwide is the transition to the new millennium. Year 2000 concerns arise primarily from past date-coding practices in both software and hardware that used two-digits rather than four-digits to represent years. If not corrected, systems that use the two-digit format will be unable to correctly distinguish dates after December 31, 1999. This problem could cause these systems to fail or produce inaccurate information.

 State of Readiness

  The resolution of Year 2000 issues is a top priority at Pacific Century. As a diversified financial services organization, Pacific Century depends on a variety of systems to operate its businesses in Hawaii, the U.S. Mainland and the Asia-Pacific region. Recognizing the significant risks associated with the Year 2000 problem,

Pacific Century established "Project 2000" in 1996 as a corporate-wide Year 2000 initiative. Through Project 2000, Pacific Century centrally manages, coordinates and tracks all Year 2000 compliance activities for its subsidiaries. Pacific Century believes that its level of preparedness is appropriate to address Year 2000 issues in a timely manner and has developed a project plan that is designed to renovate both critical information technology and non-information technology assets in a timely manner. Pacific Century's Year 2000 program management is structured around an Executive Technology Council (the ETC) and Program Management Office (the PMO). The ETC, which is comprised of executive officers of Pacific Century and its subsidiaries, maintains a corporation-wide focus on Year 2000 compliance efforts. Year 2000 compliance activities are coordinated by the PMO across all lines of business and geographic regions to ensure consistency in project management elements throughout the enterprise. Incorporated in Pacific Century's Year 2000 project plan are the following five phases:

  Awareness. This phase consisted of securing executive level support needed to achieve Year 2000 compliance. In addition, this phase required the establishment of a Year 2000 program team and the development of an overall strategy that encompassed internal systems, service providers for systems that are outsourced, vendors, customers, counterparties and suppliers. Pacific Century has completed the awareness phase.

  Assessment. This phase consisted of identifying the software, hardware, networks, processing platforms, non-technology assets and customers and vendors that are affected by the Year 2000 date change. In addition, this phase also addressed the size and complexity of the Year 2000 issues, as well as, identified and developed the resources necessary to perform compliance work. Pacific Century has completed the assessment phase.

  Renovation. The renovation phase included work required to bring products and services into Year 2000 compliance (i.e., code enhancements, hardware, and software replacements, and vendor certification). Detailed analyses were performed to determine the impact of the required changes on related applications and hardware. Work was prioritized based on information gathered during the assessment phase. The determining factor in the decision to repair, replace, or risk-accept an asset was based on the criticality of an asset to the operation of a business unit. For Pacific Century, 99% of the mission critical systems have been renovated as of December 31, 1998.

  Validation Testing. This phase consists of testing information technology and non-information technology assets. During the initial phase of testing, the functionality of the Year 2000 modified system is tested to demonstrate that changes made to data processing do not disrupt the daily processing of the system. Next, the Year 2000 modified application is tested together with related applications to ensure that it can be safely integrated into production without negatively impacting related applications. Before the modified application is placed into production, it is reviewed, tested and approved by end-users in the business units. As of December 31, 1998, Pacific Century has completed approximately 90% of the validation testing of its critical systems.

  In addition, the validation phase also addresses external testing with third party and service-provider systems for Year 2000 compliance. The bulk of third-party interface testing will be conducted during the first quarter of 1999.

  Implementation. In the implementation phase systems which have been tested as Year 2000 compliant are migrated into production. As each renovated system passes the final quality-assurance review, it is placed into production. As of December 31, 1998, the implementation phase has been completed for approximately 70% of Pacific Century's critical systems. Pacific Century expects to have all of its critical systems fully implemented into production by the end of June 1999.

  Pacific Century understands that successfully addressing the Year 2000 issue extends well beyond the remediation of internal systems. Pacific Century has a detailed and extensive process to ascertain and monitor the Year 2000 readiness of its vendors and service providers. Additionally, Pacific Century has embarked on a Year 2000 risk assessment program to determine the Year 2000 readiness of all material customers, counterparties and business partners.

 Estimated Year 2000 Costs

  Pacific Century estimates that costs directly related to Project 2000 issues will approximate $41 million, including $30 million in estimated incremental cost. Costs associated with Project 2000 primarily include estimates for technology and program management staff, staff retention, consultant fees, and software and hardware costs, as well as, costs for customer education and public relations. Through December 31, 1998, cumulative costs for Project 2000 totaled approximately $25.4 million of which approximately $22.2 million were incurred in 1998. As Project 2000 progresses, the cost estimate could change depending on a number of factors, including the failure of third party vendors to address Year 2000 issues in a timely manner. Year 2000 compliance costs are expected to be funded from operating cash flow.

 Contingency Plans and Risks

  While Pacific Century believes its Year 2000 project plan is designed to be successful in resolving Year 2000 issues it is possible, that not all potential problems will be satisfactorily addressed in a timely manner. To mitigate this possibility, Pacific Century has developed remediation contingency plans and is developing business continuity contingency plans.

  Remediation contingency plans are intended to mitigate risks associated with potential delays in completing the renovation, validation or implementation phases for Pacific Century's critical systems. These plans include specific trigger dates to activate actions that are designed to minimize potential material disruptions. As of December 31, 1998, Pacific Century has developed remediation contingency plans for all critical systems.

  Business continuity plans address the actions that would be taken if critical functions could not be carried out in their normal manner on January 1, 2000 and the period thereafter, as a result of Year 2000 related information system, embedded system, or external party failure. The process for developing these plans calls for identifying specific failure scenarios and determining their significance, developing alternative solutions to mitigate business disruptions, and testing the effectiveness of the plan. Pacific Century expects to complete its business continuity contingency plans by June 30, 1999.

  Pacific Century expects to successfully complete its Year 2000 program in a timely and effective manner. As of December 31, 1998, Pacific Century was in compliance with all Federal Financial Institution Examination Council guidelines relating to Year 2000. However, because of the extensiveness, complexity, and uniqueness of the Year 2000 problem, there can be no assurance that Pacific Century will be completely successful in its efforts to address Year 2000 issues. For example, there can be no assurance that all systems external to Pacific Century will be Year 2000 ready by January 1, 2000, or by some earlier date, in order not to create a material disruption to Pacific Century's business. Pacific Century is also subject to credit risk to the extent borrowers fail to adequately address Year 2000 issues. If, despite diligent, prudent efforts under its Year 2000 plan, there are Year 2000-related failures that create substantial disruptions to Pacific Century's business, the adverse effect of such failures could have a material impact on Pacific Century's results of operations and financial condition. However, no significant adverse events have been currently identified. Moreover, the estimated costs, referred to above, of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that could occur despite implementation of the Plan.

  Forward-looking statements contained in the above Year 2000 disclosure should be read in conjunction with the cautionary statements included in the introductory section of this report under "Overview--Forward-Looking Statements."

European Economic and Monetary Union

  On January 1, 1999, eleven members of the European Union introduced a new common currency called the "euro." The full implementation to the euro will occur over a transition period. Initially, the participating countries will turn over their monetary policies (exchange and rate setting) to a new European Central Bank.

Additionally, the sovereign debt of participating countries will be exclusively issued in euro, and outstanding sovereign debt will be redenominated.

  Between 1999 and 2002 the currencies of the participating countries will remain legal tender as denominations of the euro. Beginning January 1, 2002, euro denominated bills and coins will be issued for use in cash transactions. By July 1, 2002 all legacy currencies will cease to be legal tender.

  Included in the conversion to the euro is the French franc. Prior to January 1, 1999, the Pacific franc, the currency of French Polynesia and New Caledonia, was pegged to the French franc. The Pacific franc will not convert to the euro. Instead, the French government has pegged the Pacific franc to the euro in the same equivalent relationship as the former fixed translation with the French franc. The conversion to the euro currency is not expected to have a significant impact on the operations or financial results of Pacific Century.

  Pacific Century has performed an internal analysis for the euro conversion. Currently, operational systems and procedures are euro compliant, which enable Pacific Century to perform euro related transactions. Costs associated with the euro conversion were not significant.

Fourth Quarter Results and Other Matters

  Earnings in 1998's fourth quarter were $35.0 million, an increase of 5.6% over the $33.1 million reported in the fourth quarter of 1997. Compared to 1998's third quarter, earnings were up 0.5%. Basic earnings per share were $0.44 and $0.41 in the fourth quarter of 1998 and 1997, respectively. Diluted earnings per share were $0.43 and $0.41 in the same respective periods.

  Net interest income on a tax equivalent basis totaled $143.7 million in the fourth quarter of 1998, up 4.1% from the same period in 1997 and down 0.6% from 1998's third quarter. The average net interest margin in 1998's fourth quarter was 4.15%, compared to 4.09% in the fourth quarter of 1997. The improvement in margin was driven by acquisitions and the continued efforts to position the balance sheet towards higher yielding assets. The average earning asset yield decreased to 7.78% from 8.09% comparing the fourth quarters of 1998 and 1997, respectively, while the average cost of funds rate decreased to 4.48% from 4.74% between the same periods.

  Non-interest income in the final quarter of 1998 increased to $55.4 million from $53.7 million in 1997's comparable period. Trust income rose 10.4% during the fourth quarter relative to last year's fourth quarter, while service charges on deposit accounts were up 13.7% and fees, exchange, and other service charges grew 13.0%. Other operating income in the fourth quarter of 1998 decreased $3.5 million, or 25.3% from the fourth quarter of 1997 and is explained by a gain of $4.4 million in 1997 relating to a leveraged lease termination.

  Non-interest expense totaled $131.1 million in 1998's fourth quarter, up 1.7% from the same year ago period. Salaries and employee benefits in the current quarter increased $2.5 million, or 4.1% relative to 1997's final quarter. Net occupancy expense declined 16.3% during the fourth quarter reflecting the closure of 27 branches in Hawaii pursuant to the redesign plan. In the fourth quarter of 1998, net equipment expense rose 31.9%. Contributing to this increase were Year 2000 and other technology related costs. Other operating expense declined slightly by 1.0% from 1997's fourth quarter.

  The provision for loan losses totaled $13.0 million in the fourth quarter of 1998, compared to $9.8 million in the same quarter in 1997. The effective tax rate in the fourth quarter was 36.2%, compared to 37.3% in the like period last year.

  Gross charge-offs decreased to $19.0 million during 1998's fourth quarter from $22.3 million in the comparable quarter last year. Foreign loan charge-offs were $8.0 million in 1998's fourth quarter, compared to $10.6 million in the same year earlier period and primarily reflect charge-offs in the South Pacific. Recoveries were $7.4 million in the last quarter of 1998, of which $5.1 million related to the foreign category.

                  Consolidated Quarterly Results of Operations

                                    Table 17

                                           Three Months Ended
                         ---------------------------------------------------------
                                    1998                          1997
                         ----------------------------- ---------------------------
                          Mar.   Jun.   Sept.    Dec.   Mar.   Jun.  Sept.   Dec.
                         ------ ------  ------  ------ ------ ------ ------ ------
                            (in millions of dollars except per share amounts)
Total Interest Income... $273.0 $282.1  $275.5  $269.2 $250.1 $255.5 $271.5 $272.6
Total Interest Expense..  131.3  135.2   131.0   125.7  125.1  130.6  135.9  134.7
Net Interest Income.....  141.7  146.9   144.5   143.5  125.0  124.9  135.6  137.9
Provision for Loan
 Losses.................   18.3   42.0    10.7    13.0    5.1    7.3    8.2    9.8
Investment Securities
 Gains (Losses).........    3.4    --     (0.5)    1.2    0.5    1.5    0.3    0.8
Non-Interest Income.....   49.5   49.8    54.1    54.2   41.2   44.8   45.9   52.9
Non-Interest Expense....  121.7  151.7   136.2   131.1  106.0  108.9  119.0  129.0
                         ------ ------  ------  ------ ------ ------ ------ ------
Income Before Income
 Taxes..................   54.6    3.0    51.2    54.8   55.6   55.0   54.6   52.8
Provision for Income
 Taxes..................   20.6   (0.1)   16.4    19.8   20.1   19.4   19.3   19.7
                         ------ ------  ------  ------ ------ ------ ------ ------
Net Income.............. $ 34.0 $  3.1  $ 34.8  $ 35.0 $ 35.5 $ 35.6 $ 35.3 $ 33.1
                         ====== ======  ======  ====== ====== ====== ====== ======
Basic Earnings Per
 Share.................. $ 0.43 $ 0.04  $ 0.43  $ 0.44 $ 0.45 $ 0.45 $ 0.44 $ 0.41
Diluted Earnings Per
 Share.................. $ 0.42 $ 0.04  $ 0.43  $ 0.43 $ 0.44 $ 0.44 $ 0.43 $ 0.41

                               Supplementary Data

 Maturity Distribution, Market Value and Weighted-Average Yield to Maturity of
                                   Securities

                                    Table 18

                                                                         Approximate
                           Within    1-5      5-10     Over                Market
 At Year-End December 31   1 Year   Years    Years   10 Years   Total       Value
 -----------------------   ------  --------  ------  --------  --------  -----------
                                         (in millions of dollars)
 Maturity Distribution
  Based on Amortized Cost
   U.S. Treasury
    Securities...........  $  --   $   26.2  $  --   $    --   $   26.2   $   26.2
   U.S. Government
    Agencies.............    39.5      12.1     --        --       51.6       51.7
   Obligations of States
    and Political
    Subdivisions.........     3.4       8.4     0.2       --       12.0       13.0
   Corporate Equity
    Securities...........     --        --      --       70.3      70.3       70.3
   Mortgage-Backed
    Securities/1/ .......    14.8      35.1    12.2     344.1     406.2      420.0
   Other.................    77.4       8.5     0.6       --       86.5       86.9
   Available for Sale
    Securities/1/ .......   104.2      94.4   157.6   2,657.6   3,013.8    3,018.4
                           ------  --------  ------  --------  --------   --------
     Total--1998.........  $239.3  $  184.7  $170.6  $3,072.0  $3,666.6   $3,686.5
          --1997.........  $668.6  $  977.7  $105.0  $2,046.5  $3,797.8   $3,809.9
          --1996.........  $310.1  $1,382.0  $ 94.6  $1,774.9  $3,561.6   $3,567.7
                           ------  --------  ------  --------  --------   --------
 Weighted-Average
  Yield/2/ to Maturity
   U.S. Treasury
    Securities...........     -- %      4.7%    -- %      -- %      4.7%
   U.S. Government
    Agencies.............     5.8       7.0     --        --        6.1
   Obligations of States
    and Political
    Subdivisions.........    12.6      10.9     6.7       --       11.3
   Corporate Equity
    Securities...........     --        --      --        --        --
   Mortgage-Backed
    Securities...........     5.6       6.3     8.3       7.1       7.0
   Other.................    11.0       6.6     3.0       --       10.5
   Available for Sale
    Securities/3/ .......     5.5       6.1     6.5       7.1       7.0
                           ------  --------  ------  --------  --------
     Total--1998.........     7.5%      6.3%    6.7%      6.9%      6.9%
                           ======  ========  ======  ========  ========
 Tax Equivalent Adjust-
  ment Amount............  $  0.1  $    0.3  $  0.1  $    0.1  $    0.6

--------
/1/ Contractual maturities do not anticipate reductions for periodic paydowns. /2/ Tax equivalent at 35% tax rate.
/3/ The weighted-average yields on available for sale securities are based on amortized cost.

                                Average Assets

                                   Table 19

                              1998             1997          1996      1995      1994
                         ---------------  ---------------  --------- --------- ---------
                          Amount    Mix    Amount    Mix    Amount    Amount    Amount
                         --------- -----  --------- -----  --------- --------- ---------
                                           (in millions of dollars)
Interest-Bearing
 Deposits............... $   508.8   3.4% $   486.3   3.4% $   579.9 $   645.7 $   812.6
Investment Securities
  --Held to Maturity....     902.4   6.1    1,232.9   8.7    1,091.1   1,532.4   2,482.1
  --Available for Sale..   2,769.3  18.6    2,452.0  17.2    2,288.7   1,639.0   1,063.9
Funds Sold..............      69.7   0.4       76.4   0.5       92.1      68.5      52.5
Loans...................   9,422.3  63.4    8,929.7  62.7    8,353.6   7,654.9   7,393.7
                         --------- -----  --------- -----  --------- --------- ---------
    Total Earning
     Assets.............  13,672.5  91.9   13,177.3  92.5   12,405.4  11,540.5  11,804.8
Non-Earning Assets......   1,198.2   8.1    1,065.0   7.5      889.8     849.7     791.8
                         --------- -----  --------- -----  --------- --------- ---------
    Total............... $14,870.7 100.0% $14,242.3 100.0% $13,295.2 $12,390.2 $12,596.6
                         ========= =====  ========= =====  ========= ========= =========

                                 Average Loans

                                   Table 20

                              1998            1997         1996     1995     1994
                         --------------  --------------  -------- -------- --------
                          Amount   Mix    Amount   Mix    Amount   Amount   Amount
                         -------- -----  -------- -----  -------- -------- --------
                                         (in millions of dollars)
Commercial and
 Industrial............. $2,258.3  24.0% $1,923.8  21.5% $1,784.0 $1,850.3 $1,681.1
Real Estate
  Construction..........    284.0   3.0     264.6   3.0     229.6    164.2    145.2
  Mortgage..............  3,838.6  40.7   3,882.0  43.5   3,863.2  3,765.8  3,840.1
Installment.............    793.2   8.4     846.3   9.5     814.8    754.4    686.7
Foreign.................  1,752.6  18.6   1,540.3  17.2   1,253.7    746.0    667.8
Lease Financing.........    495.6   5.3     472.7   5.3     408.3    374.2    372.8
                         -------- -----  -------- -----  -------- -------- --------
    Total............... $9,422.3 100.0% $8,929.7 100.0% $8,353.6 $7,654.9 $7,393.7
                         ======== =====  ======== =====  ======== ======== ========

     Maturities and Sensitivities of Loans to Changes in Interest Rates/1/

                                   Table 21

                          Due in One     Due in One       Due After
  December 31, 1998      Year or Less to Five Years /2/ Five Years /2/  Total
  -----------------      ------------ ----------------- -------------- --------
                                        (in millions of dollars)
Commercial and
 Industrial.............   $1,927.6       $  562.7         $   89.4    $2,579.7
Real Estate--
 Construction...........      172.6           35.1             92.1       299.8
Other Loans.............      461.8        1,154.2          3,540.0     5,156.0
Foreign Loans...........    1,212.0          411.7            194.8     1,818.5
                           --------       --------         --------    --------
    Total...............   $3,774.0       $2,163.7         $3,916.3    $9,854.0
                           ========       ========         ========    ========

--------
/1/Based on contractual maturities.

/2/As of December 31, 1998, of the loans maturing after one year, $3,027.8 million have floating rates and $3,052.2 million have fixed rates.

                                Average Deposits

                                    Table 22

                              1998            1997         1996     1995     1994
                         --------------  --------------  -------- -------- --------
                          Amount   Mix    Amount   Mix    Amount   Amount   Amount
                         -------- -----  -------- -----  -------- -------- --------
                                         (in millions of dollars)
Domestic
  Non-Interest Bearing
   Demand............... $1,650.4  17.3% $1,516.8  16.4% $1,371.5 $1,391.6 $1,373.2
  Interest-Bearing
   Demand...............  2,114.8  22.1   1,945.3  21.0   1,726.6  1,752.4  1,895.4
  Regular Savings.......    783.9   8.2     865.5   9.4     937.0  1,058.5  1,232.3
  Private Time
   Certificates of
   Deposit ($100,000 or
   More)................    941.7   9.9     848.1   9.2     719.2    581.5    476.8
  Public Time
   Certificates of
   Deposit ($100,000 or
   More)................     86.5   0.9     205.9   2.2     310.6     89.3     64.6
  Bearer Certificates of
   Deposit..............      --    --        --    --        1.3      5.0      5.0
  All Other Time and
   Savings Certificates.  1,752.5  18.4   1,804.7  19.5   1,433.9  1,164.1    998.4
                         -------- -----  -------- -----  -------- -------- --------
    Total Domestic......  7,329.8  76.8   7,186.3  77.7   6,500.1  6,042.4  6,045.7
                         -------- -----  -------- -----  -------- -------- --------
Foreign
  Non-Interest Bearing
   Demand...............    447.7   4.7     264.0   2.8     194.2     11.8     12.8
  Time Due to Banks.....    596.1   6.2     718.7   7.8     733.5    652.7    896.5
  Other Time and
   Savings..............  1,176.1  12.3   1,079.0  11.7     745.0    329.5    340.2
                         -------- -----  -------- -----  -------- -------- --------
    Total Foreign.......  2,219.9  23.2   2,061.7  22.3   1,672.7    994.0  1,249.5
                         -------- -----  -------- -----  -------- -------- --------
    Total............... $9,549.7 100.0% $9,248.0 100.0% $8,172.8 $7,036.4 $7,295.2
                         ======== =====  ======== =====  ======== ======== ========

                             Interest Differential

                                   Table 23

                             1998 Compared to 1997      1997 Compared to 1996
                           -------------------------  -------------------------
                           Volume /1/ Rate /1/ Total  Volume /1/ Rate /1/ Total
                           ---------- -------- -----  ---------- -------- -----
                                        (in millions of dollars)
Change in Interest Income
  Interest Bearing
   Deposits
    Foreign..............    $ 1.6     $ 2.0   $ 3.6    $(6.5)    $(2.4)  $(8.9)
  Investment Securities--
   Held to Maturity
    Taxable..............    (24.0)      9.9   (14.1)     9.5       1.9    11.4
    Tax-Exempt...........     (0.1)      --     (0.1)    (0.1)      0.1     --
  Investment Securities--
   Available for Sale....     19.9      (7.8)   12.1     10.4       0.5    10.9
  Funds Sold.............     (0.3)      0.3     --      (0.7)      0.5    (0.2)
  Loans, Net of Unearned
   Income
    Domestic.............     30.5      16.6    47.1     28.3       4.2    32.5
    Foreign..............     16.7     (15.5)    1.2     24.0      (2.4)   21.6
                             -----     -----   -----    -----     -----   -----
      Total Interest
       Income............    $44.3     $ 5.5   $49.8    $64.9     $ 2.4   $67.3
                             =====     =====   =====    =====     =====   =====
Change in Interest
 Expense
  Interest Bearing
   Deposits
    Demand Deposits......    $ 4.4     $(1.6)  $ 2.8    $ 5.9     $(0.2)  $ 5.7
    Savings Deposits.....     (1.9)     (1.1)   (3.0)    (1.8)     (0.5)   (2.3)
    Time Deposits........     (4.2)     (7.3)  (11.5)    21.7       1.8    23.5
    Deposits in Foreign
     Offices.............     (1.3)      7.9     6.6     16.9      (9.5)    7.4
  Short-Term Borrowings..     10.9      (5.3)    5.6      3.2       3.4     6.6
  Long-Term Debt.........     (3.1)     (0.5)   (3.6)   (19.1)      4.6   (14.5)
                             -----     -----   -----    -----     -----   -----
      Total Interest
       Expense...........    $ 4.8     $(7.9)  $(3.1)   $26.8     $(0.4)  $26.4
                             =====     =====   =====    =====     =====   =====
Net Interest Differential
  Domestic...............    $19.9     $34.8   $54.7    $37.5     $(1.9)  $35.6
  Foreign................     19.6     (21.4)   (1.8)     0.6       4.7     5.3
                             -----     -----   -----    -----     -----   -----
      Total Interest
       Differential......    $39.5     $13.4   $52.9    $38.1     $ 2.8   $40.9
                             =====     =====   =====    =====     =====   =====

--------
/1/The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

            Year-End Summary of Selected Consolidated Financial Data

                                    Table 24

                            1998       1997       1996       1995       1994
                         ---------- ---------- ---------- ---------- ----------
                           (in millions of dollars except per share amounts)
Balance Sheet Totals
  Net Loans............. $  9,416.8 $  9,114.3 $  8,347.9 $  7,853.0 $  7,599.5
  Total Assets..........   15,016.6   14,995.5   14,009.2   13,206.8   12,586.4
  Deposits..............    9,576.3    9,607.7    8,684.1    7,576.8    7,115.1
  Long-Term Debt........      585.6      705.8      932.1    1,063.4      861.6
  Shareholders' Equity..    1,185.6    1,117.2    1,066.1    1,054.4      966.8
Operating Results
  Total Interest Income. $  1,099.8 $  1,049.7 $    982.1 $    896.7 $    813.0
  Net Interest Income...      576.6      523.4      482.3      428.5      449.3
  Provision for Loan
   Losses...............       84.0       30.3       22.2       17.0       21.9
  Net Income............      107.0      139.5      133.1      121.8      117.7
  Basic Earnings Per
   Share................ $     1.33 $     1.75 $     1.63 $     1.46 $     1.39
  Diluted Earnings Per
   Share................ $     1.32 $     1.72 $     1.62 $     1.45 $     1.37
  Common Dividends Paid
   Per Share............ $     0.66 $     0.63 $     0.58 $     0.54 $     0.52
  Excluding the Effects
   of Intangible/1/
    Tangible Net Income. $    121.7 $    150.7 $    141.3 $    129.2 $    125.8
    Tangible Basic
     Earnings Per Share. $     1.52 $     1.89 $     1.73 $     1.55 $     1.48
    Tangible Diluted
     Earnings Per Share. $     1.50 $     1.86 $     1.71 $     1.54 $     1.47
Non-Financial Data
  Common Shareholders of
  Record at Year-
   End/2/...............     10,396     10,514     10,199     10,293      9,448
  Weighted Average
   Shares--Basic........ 80,228,424 79,794,011 81,595,728 83,325,878 84,712,506
  Weighted Average
   Shares--Diluted...... 81,142,144 80,946,170 82,424,524 84,054,913 85,649,062

--------
/1/Intangibles include goodwill, core deposit and trust intangibles, and other intangibles.
/2/The number of common shareholders is based on the number of record holders.

Item 8. Financial Statements and Supplementary Data

  Consolidated Quarterly Results of Operations--Narrative and Table 17 included in Item 7 of this report.

                        REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Pacific Century Financial Corporation

  We have audited the accompanying consolidated statements of condition of Pacific Century Financial Corporation and subsidiaries as of December 31, 1998, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Century Financial Corporation and subsidiaries at December 31, 1998, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Honolulu, Hawaii
January 22, 1999

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   Years Ended December 31,
                                               --------------------------------
                                                  1998       1997       1996
                                               ---------- ---------- ----------
                                                   (in thousands of dollars
                                                  except per share amounts)
Interest Income
  Interest on Loans........................... $  748,495 $  714,572 $  659,701
  Loan Fees...................................     45,340     34,334     29,692
  Income on Lease Financing...................     25,699     22,063     27,124
  Interest and Dividends on Investment
   Securities
    Taxable...................................     67,717     81,845     70,401
    NonTaxable................................      1,096      1,186      1,193
  Income on Investment Securities Available
   for Sale...................................    170,963    158,851    147,949
  Interest on Deposits........................     36,676     33,058     41,957
  Interest on Security Resale Agreements......         82         86        --
  Interest on Funds Sold......................      3,718      3,727      4,039
                                               ---------- ---------- ----------
    Total Interest Income.....................  1,099,786  1,049,722    982,056
Interest Expense
  Interest on Deposits........................    317,919    323,114    288,716
  Interest on Security Repurchase Agreements..    121,445    115,461    100,085
  Interest on Funds Purchased.................     26,720     23,805     29,020
  Interest on ShortTerm Borrowings............     14,376     17,554     21,110
  Interest on LongTerm Debt...................     42,725     46,344     60,842
                                               ---------- ---------- ----------
    Total Interest Expense....................    523,185    526,278    499,773
                                               ---------- ---------- ----------
Net Interest Income...........................    576,601    523,444    482,283
Provision for Loan Losses.....................     84,014     30,338     22,227
                                               ---------- ---------- ----------
    Net Interest Income After Provision for
     Loan Losses..............................    492,587    493,106    460,056
Non-Interest Income
  Trust Income................................     55,879     52,237     49,761
  Service Charges on Deposit Accounts.........     35,459     29,354     26,716
  Fees, Exchange and Other Service Charges....     77,881     67,081     58,949
  Other Operating Income......................     38,446     36,043     27,687
  Investment Securities Gains.................      4,086      3,074      1,364
                                               ---------- ---------- ----------
    Total Non-Interest Income.................    211,751    187,789    164,477
Non-Interest Expense
  Salaries....................................    194,522    173,159    159,213
  Pensions and Other Employee Benefits........     56,003     53,535     48,811
  Net Occupancy Expense.......................     46,799     46,725     39,416
  Net Equipment Expense.......................     49,009     38,524     34,017
  Other Operating Expense.....................    174,546    149,464    138,359
  Restructuring Charge........................     19,400        --         --
  Minority Interest...........................        446      1,488      1,444
                                               ---------- ---------- ----------
    Total Non-Interest Expense................    540,725    462,895    421,260
                                               ---------- ---------- ----------
Income Before Taxes...........................    163,613    218,000    203,273
Provision for Taxes...........................     56,649     78,512     70,149
                                               ---------- ---------- ----------
    Net Income................................ $  106,964 $  139,488 $  133,124
                                               ========== ========== ==========
Basic Earnings Per Share...................... $     1.33 $     1.75 $     1.63
Diluted Earnings Per Share.................... $     1.32 $     1.72 $     1.62
Basic Weighted Average Shares................. 80,228,424 79,794,011 81,595,728
Diluted Weighted Average Shares............... 81,142,144 80,946,170 82,424,524

                See Notes to Consolidated Financial Statements.

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                    December 31,
                                         -------------------------------------
                                            1998         1997         1996
                                         -----------  -----------  -----------
                                              (in thousands of dollars)
Assets
Interest-Bearing Deposits..............  $   453,527  $   335,847  $   635,519
Investment Securities
 --Held to Maturity (Market Value of
  $668,068, $1,223,235 and $1,261,146,
  respectively)........................      652,802    1,220,215    1,258,756
 --Available for Sale..................    3,018,403    2,586,698    2,306,586
Funds Sold.............................       45,683       80,457      141,920
Loans..................................    9,854,000    9,498,408    8,699,286
 Unearned Income.......................     (225,915)    (209,721)    (183,586)
 Reserve for Loan Losses...............     (211,276)    (174,362)    (167,795)
                                         -----------  -----------  -----------
   Net Loans...........................    9,416,809    9,114,325    8,347,905
                                         -----------  -----------  -----------
   Total Earning Assets................   13,587,224   13,337,542   12,690,686
Cash and Non-Interest Bearing Deposits.      564,243      795,332      581,221
Premises and Equipment.................      293,591      288,358      273,122
Customers' Acceptance Liability........        8,227       21,575       21,178
Accrued Interest Receivable............       85,485       93,831       88,074
Other Real Estate......................        5,648        6,151       10,711
Intangibles, Including Goodwill........      216,106      203,366       96,456
Other Assets...........................      256,039      249,309      247,719
                                         -----------  -----------  -----------
   Total Assets........................  $15,016,563  $14,995,464  $14,009,167
                                         ===========  ===========  ===========
Liabilities
Domestic Deposits
 Demand--Non-Interest Bearing..........  $ 1,745,747  $ 1,714,886  $ 1,435,091
    --Interest Bearing.................    2,385,285    2,112,425    1,724,105
 Savings...............................      740,378      823,216      866,453
 Time..................................    2,637,746    2,929,782    2,571,569
Foreign Deposits
 Demand--Non-Interest Bearing..........      489,672      351,178      553,274
 Time Due to Banks.....................      685,137      707,684      804,818
 Other Savings and Time................      892,377      968,524      728,769
                                         -----------  -----------  -----------
   Total Deposits......................    9,576,342    9,607,695    8,684,079
Securities Sold Under Agreements to
 Repurchase............................    2,008,399    2,279,124    2,075,571
Funds Purchased........................      942,062      710,472      599,994
Short-Term Borrowings..................      356,822      226,127      293,257
Bank's Acceptances Outstanding.........        8,227       21,575       21,178
Accrued Retirement Expense.............       39,811       37,737       37,509
Accrued Interest Payable...............       55,694       57,512       69,545
Accrued Taxes Payable..................      114,443      152,092      154,984
Minority Interest......................        7,394        5,758        9,307
Other Liabilities......................      136,159       74,376       65,478
Long-Term Debt.........................      585,616      705,789      932,143
                                         -----------  -----------  -----------
   Total Liabilities...................   13,830,969   13,878,257   12,943,045
                                         -----------  -----------  -----------
Shareholders' Equity
Common Stock ($.01 par value at
 December 31, 1998 and $2.00 par value
 at December 31, 1997 and 1996),
 authorized 500,000,000 shares;
 issued/outstanding; December 1998-
 80,512,372/80,325,998; December 1997-
 79,684,553/79,684,553; and December
 1996-39,959,234/39,959,234............          805      159,369       79,918
Capital Surplus........................      342,932      168,920      186,391
Accumulated Other Comprehensive Income.      (22,476)     (24,766)      (3,722)
Retained Earnings......................      867,852      813,684      803,535
Treasury Stock, at Cost (186,374 shares
 in 1998)..............................       (3,519)         --           --
                                         -----------  -----------  -----------
   Total Shareholders' Equity..........    1,185,594    1,117,207    1,066,122
                                         ===========  ===========  ===========
   Total Liabilities and Shareholders'
    Equity.............................  $15,016,563  $14,995,464  $14,009,167
                                         ===========  ===========  ===========

                See Notes to Consolidated Financial Statements.

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          Accumulated
                                                             Other
                                      Common   Capital   Comprehensive Retained  Treasury  Comprehensive
                           Total      Stock    Surplus      Income     Earnings   Stock       Income
                         ----------  --------  --------  ------------- --------  --------  -------------
                                     (in thousands of dollars except per share amounts)
Balance at December 31,
 1995................... $1,054,436  $ 82,682  $240,080    $ 13,902    $717,772  $   --
 Net Income.............    133,124       --        --          --      133,124      --      $133,124
 Other Comprehensive
  Income, Net of Tax
 Investment Securities,
  Net of
  Reclassification
  Adjustment............     (9,114)      --        --       (9,114)        --       --        (9,114)
 Foreign Currency
  Translation
  Adjustment............     (8,510)      --        --       (8,510)        --       --        (8,510)
                                                                                             --------
   Total Comprehensive
    Income..............                                                                      115,500
                                                                                             ========
 Common Stock Issued
 37,220 Profit Sharing
  Plan..................      1,288        74     1,214         --          --       --
 245,437 Stock Option
  Plan..................      5,491       491     5,000         --          --       --
 170,577 Dividend
  Reinvestment Plan.....      6,756       341     6,415         --          --       --
 11,483 Directors'
  Restricted Shares and
  Deferred Compensation
  Plan..................        456        23       433         --          --       --
 Stock Repurchased......    (70,444)   (3,693)  (66,751)        --          --       --
 Cash Dividends Paid....    (47,361)      --        --          --      (47,361)     --
                         ----------  --------  --------    --------    --------  -------
Balance at December 31,
 1996................... $1,066,122  $ 79,918  $186,391    $ (3,722)   $803,535  $   --
 Net Income.............    139,488       --        --          --      139,488      --      $139,488
 Other Comprehensive
  Income, Net of Tax
 Investment Securities,
  Net of
  Reclassification
  Adjustment............      3,233       --        --        3,233         --       --         3,233
 Foreign Currency
  Translation
  Adjustment............    (24,277)      --        --      (24,277)        --       --       (24,277)
                                                                                             --------
 Total Comprehensive
  Income................                                                                      118,444
                                                                                             ========
 Common Stock Issued
 88,517 Profit Sharing
  Plan..................      4,116       177     3,939         --          --       --
 231,264 Stock Option
  Plan..................      5,356       463     4,893         --          --       --
 164,671 Dividend
  Reinvestment Plan.....      6,754       329     6,425         --          --       --
 3,407 Directors'
  Restricted Shares and
  Deferred Compensation
  Plan..................        150         7       143         --          --       --
 2,317,873 CU Bancorp
  Acquisition...........    108,469     4,636   103,833         --          --       --
 Stock Repurchased......   (142,479)   (5,775) (136,704)        --          --       --
 Two-for-One Stock Split
  in the Form of a 100%
  Stock Dividend........        --     79,614       --          --      (79,614)     --
 Cash Dividends Paid....    (49,725)      --        --          --      (49,725)     --
                         ----------  --------  --------    --------    --------  -------
Balance at December 31,
 1997................... $1,117,207  $159,369  $168,920    $(24,766)   $813,684  $   --
 Net Income.............    106,964       --        --          --      106,964      --      $106,964
 Other Comprehensive
  Income, Net of Tax
 Investment Securities,
  Net of
  Reclassification
  Adjustment............     (2,732)      --        --       (2,732)        --       --        (2,732)
 Foreign Currency
  Translation
  Adjustment............      5,671       --        --        5,671         --       --         5,671
 Pension Liability
  Adjustment............       (649)      --        --         (649)        --       --          (649)
                                                                                             --------
 Total Comprehensive
  Income................                                                                      109,254
                                                                                             ========
 Common Stock Issued
 125,889 Profit Sharing
  Plan..................      3,559       225     2,627         --          --       707
 543,256 Stock Option
  Plan..................     10,084       530     8,408         --          (20)   1,166
 153,574 Dividend
  Reinvestment Plan.....      5,441       199     3,335         --          --     1,907
 5,100 Directors'
  Restricted Shares and
  Deferred Compensation
  Plan..................        139         1       123         --          --        15
 Treasury Stock
  Repurchased...........     (7,314)      --        --          --          --    (7,314)
 Change in Par Value of
  Common Stock from
  $2.00 Per Share to $
  .01 Per Share.........        --   (159,519)  159,519         --          --       --
 Cash Dividends Paid....    (52,776)      --        --          --      (52,776)     --
                         ----------  --------  --------    --------    --------  -------
Balance at December 31,
 1998................... $1,185,594  $    805  $342,932    $(22,476)   $867,852  $(3,519)
                         ==========  ========  ========    ========    ========  =======

                See Notes to Consolidated Financial Statements.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31
                                             ---------------------------------
                                                1998        1997       1996
                                             -----------  ---------  ---------
                                                (in thousands of dollars)
Operating Activities/1/
 Net Income................................. $   106,964  $ 139,488  $ 133,124
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
   Provision for Loan Losses................      84,014     30,338     22,227
   Depreciation and Amortization............      55,539     47,268     39,394
   Deferred Income Taxes....................     (24,583)    (1,539)     2,423
   Realized Gains on Investment Securities
    Available for Sale......................      (4,444)    (2,939)    (1,193)
   Amortization of Deferred Lease Income....     (32,470)   (30,505)   (26,326)
   Amortization of Deferred Loan Fee Income.     (17,169)   (12,210)    (8,318)
   Decrease (Increase) in Interest
    Receivable..............................      10,740     (5,757)      (286)
   Increase (Decrease) in Interest Payable..      (3,315)   (13,193)    14,116
   Decrease (Increase) in Other Assets......     (18,946)    16,918    (21,396)
   Increase (Decrease) in Other Liabilities.      42,404    (38,497)   (15,641)
                                             -----------  ---------  ---------
 Net Cash Provided by Operating Activities..     198,734    129,372    138,124
                                             -----------  ---------  ---------
Investing Activities
 Proceeds from Redemptions of Investment
  Securities Held to Maturity...............     763,158    219,216    594,894
 Purchases of Investment Securities Held to
  Maturity..................................    (195,745)  (127,706)  (665,427)
 Proceeds from Sales of Investment
  Securities Available for Sale.............   1,993,405    714,742    703,899
 Proceeds from Redemptions of Investment
  Securities Available for Sale.............     399,426    195,233     81,757
 Purchases of Investment Securities
  Available for Sale........................  (2,825,677)  (981,411)  (978,512)
 Net Decrease (Increase) in Interest-
  Bearing Deposits Placed in Other Banks....     (90,628)   295,031    409,619
 Decrease (Increase) in Funds Sold..........      34,774     92,663    (25,747)
 Decrease (Increase) in Loans, Net..........    (113,925)  (283,536)    95,118
 Purchases of Premises and Equipment........     (43,390)   (27,995)   (38,665)
 Proceeds from Sale of Premises and
  Equipment.................................      13,032        --         --
 Purchases, Net of Cash and Non-Interest
  Bearing Deposits Acquired:
   Additional Interest in Credipac Polynesie
    and Creditpac Nouvelle Caledonie........         --         --      (4,114)
   Banque de Tahiti and Banque de Nouvelle
    Caledonie...............................         --         --      18,090
   Banque Paribas Pacifique and Banque
    Paribas Polynesie.......................       6,327        --         --
   Indosuez Niugini Bank, Ltd...............         --      (5,371)       --
   CU Bancorp and California United Bank....         --      24,523        --
   Home Savings of America Deposits.........         --     235,020        --
                                             -----------  ---------  ---------
 Net Cash Provided (Used) by Investing
  Activities................................     (59,243)   350,409    190,912
                                             -----------  ---------  ---------
Financing Activities
 Net Increase (Decrease) in Demand,
  Savings, and Time Deposits................    (302,296)   (72,506)   248,793
 Proceeds from Lines of Credit and LongTerm
  Debt......................................     190,117    104,000    512,787
 Principal Payments on Lines of Credit and
  Long-Term Debt............................    (311,333)  (330,354)  (644,080)
 Net Increase (Decrease) in Short-Term
  Borrowings................................      88,128    233,295   (222,022)
 Proceeds from Sale of Common Stock.........      19,223     16,376     13,991
 Stock Repurchased..........................      (7,314)  (142,479)   (70,444)
 Cash Dividends.............................     (52,776)   (49,725)   (47,361)
                                             -----------  ---------  ---------
 Net Cash Used by Financing Activities......    (376,251)  (241,393)  (208,336)
                                             -----------  ---------  ---------
 Effect of Exchange Rate Changes on Cash....       5,671    (24,277)    (8,510)
                                             -----------  ---------  ---------
     Increase (Decrease) in Cash and Non-
      Interest Bearing Deposits.............    (231,089)   214,111    112,190
 Cash and Non-Interest Bearing Deposits at
  Beginning of Year.........................     795,332    581,221    469,031
                                             -----------  ---------  ---------
     Cash and Non-Interest Bearing Deposits
      at End of Year........................ $   564,243  $ 795,332  $ 581,221
                                             ===========  =========  =========

--------
/1/ During the years ended December 31, 1998, 1997 and 1996, Pacific Century
    Financial Corporation made interest payments of $525,003,000, $538,311,000 and $479,701,000, respectively, and paid income taxes of $80,697,000, $81,404,000 and $75,471,000, respectively.

                See Notes to Consolidated Financial Statements.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A--Summary of Significant Accounting Policies

  The accounting principles followed by Pacific Century Financial Corporation and its subsidiaries (Pacific Century), and the methods of applying those principles conform with generally accepted accounting principles and general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements. Certain accounts in prior years have been reclassified to conform with the 1998 presentation. The significant accounting policies are summarized below.

 Organization/Consolidation

  Pacific Century is a bank holding company providing a broad range of financial products and services to customers in Hawaii, the Pacific, Asia and the U.S. Mainland. The majority of Pacific Century's operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities and trade financing. The principal subsidiaries of Pacific Century are Bank of Hawaii, Pacific Century Bank, N.A. and First Savings and Loan Association of America (First Savings). The consolidated financial statements include the accounts of Pacific Century and all significant majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated and minority interests recognized in consolidation.

 Accounting Changes

  Effective January 1, 1998, Pacific Century adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. The Statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. With the adoption of SFAS No. 130, the format of the Consolidated Statements of Shareholders' Equity has changed to provide the required disclosures, and prior years have been reclassified to conform with the statement. The adoption of SFAS No. 130 had no material effect on Pacific Century's financial position or results of operations.

  On December 31, 1998, Pacific Century implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of financial information about operating segments in annual financial statements to stockholders, and requires certain selected segment information in interim reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 had no material impact on Pacific Century's financial position or results of operations.

  On December 31, 1998, Pacific Century adopted SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits." This statement standardizes, to the extent practicable, disclosure requirements and requires additional information on changes in benefit obligations, fair value of plan assets and certain other disclosures. The implementation of SFAS No. 132 had no impact on Pacific Century's financial position or results of operations.

  In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments by requiring the recognition of those instruments as assets or liabilities in the statement of financial condition, measured at fair value. Gains or losses resulting from changes in the fair values of derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 requires matching the timing of gain or loss recognition on derivative instruments with the recognition of the changes in the fair value of the hedged asset or liability that is attributed to the hedged risk or the effect on earnings of the hedged forecasted transaction. SFAS No. 133 will become effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on Pacific Century's financial position or results of operations.

 Restructuring Charge

  In the second quarter of 1998, Pacific Century recognized a pre-tax restructuring charge of $19.4 million in connection with its strategic actions to accelerate expense reduction and improve efficiency. These actions primarily included the merger in Hawaii of First Federal Savings and Loan Association of America with Bank of Hawaii, and the merger of California United Bank and Pacific Century Bank, N.A. into a single nationally chartered entity. In August 1998, the consolidation of Pacific Century's two U.S. Mainland banks was consummated under the name Pacific Century Bank, N.A. The merger of the two Hawaii-based companies was completed as of September 30, 1998 and resulted in the closing of 19 thrift branches in the fourth quarter. In addition, to further reduce delivery channel redundancy, eight Bank of Hawaii branches were also closed during 1998. Also, as part of the restructuring plan, Bank of Hawaii's credit card services activities were outsourced in the fourth quarter of 1998 to a third party vendor.

  The restructuring charge included expected direct and incremental costs associated with these consolidations and initiatives and consisted of $9.1 million for lease termination costs, $5.4 million for disposal of fixed assets, $1.6 million for staff reduction, and $3.3 million for data processing and other costs. In 1998, the amounts utilized from the restructuring accrual were $1.3 million for lease termination costs, $4.8 million for disposal of fixed assets, $1.1 million for staff reduction, and $2.6 million for data processing and other costs. As of December 31, 1998, the balance in the restructuring accrual was $9.6 million, of which $7.8 million relates to termination of lease obligations. During 1998, no adjustments were made to the restructuring accrual. Pacific Century believes that the restructuring accrual as of December 31, 1998 is adequate to complete the planned initiatives.

 Acquisitions

  In May 1998, Pacific Century concluded an agreement to acquire the interest of Group Paribas in Banque Paribas Pacifique in New Caledonia and Banque Paribas Polynesie in French Polynesia. As of the acquisition date, Banque Paribas Pacifique and Banque Paribas Polynesie had total assets of approximately $238 million and $83 million, respectively. The acquired banks were merged into other Pacific Century subsidiaries in the region. The acquisitions were accounted for under the purchase method and the combined goodwill of approximately $17.1 million is being amortized over 15 years on a straight-line basis.

  On July 3, 1997, Pacific Century acquired all of the outstanding common stock of CU Bancorp and its subsidiary, California United Bank (CUB), for a purchase price of $185,421,000, which consisted of $56,092,000 in cash and 2,318,000 shares of Pacific Century common stock. As of the acquisition date, CUB had total assets of approximately $786,000,000. The acquisition was accounted for as a purchase, and the resulting goodwill of $100,700,000 is being amortized over 25 years on a straight-line basis.

  In March 1997, Pacific Century Bank, N.A. (PCB) purchased approximately $251,300,000 in deposits in Arizona from Home Savings of America. Pacific Century paid approximately $17,976,000 for the core deposit intangible, which is being amortized over 15 years on a straight line basis.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  In March 1997, Bank of Hawaii International, Inc. acquired 100% of Indosuez Niugini Bank, Ltd. in Papua New Guinea, for approximately $5.6 million. Indosuez Niugini Bank, Ltd. has been renamed Bank of Hawaii (PNG) Ltd. The acquisition was accounted for as a purchase, resulting in $3,328,000 in goodwill, which is being amortized over 15 years on a straight-line basis. As of the acquisition date, Indosuez Niugini Bank, Ltd. had approximately $93,000,000 in total assets.

  In May 1996, Pacific Century finalized its purchase of majority ownership in Banque de Tahiti (BDT), Bank of Hawaii-Nouvelle Caledonie (BOH-NC), formally known as Banque de Nouvelle Caledonie, and two smaller finance companies for an aggregate cost of $60,500,000. After the acquisitions, Pacific Century's ownership in BDT increased to 92.4% from 38% and in BOH-NC it increased to 91.5% from 21%. These acquisitions were accounted for using the purchase method, and the resulting goodwill of $12,200,000 is being amortized over 15 years on a straight line basis.

  In conjunction with these acquisitions, the following table discloses assets acquired and liabilities assumed during the years ended December 31, 1998, 1997 and 1996:

                                                   1998       1997       1996
                                                 --------  ----------  --------
                                                  (in thousands of dollars)
     Assets Acquired............................ $321,081  $1,239,616  $552,657
     Cash and Shares Paid for Capital Stock.....  (33,412)   (209,023)  (60,583)
                                                 --------  ----------  --------
     Liabilities Assumed........................ $287,669  $1,030,593  $492,074
                                                 ========  ==========  ========

 Advertising Costs

  The nature of Pacific Century's marketing programs generally do not include direct-response advertising. Pacific Century, therefore, recognizes its advertising costs as incurred. Advertising costs were $7,633,000; $10,612,000 and $11,407,000 in 1998, 1997 and 1996, respectively.

 Credit Card Costs

  Pacific Century issues its own VISA and Mastercard credit cards for which all costs are recognized as period costs. In 1996, Pacific Century entered into certain arrangements with third parties to originate VISA cards in specific target markets. As of year-end 1998 and 1997, the unamortized capitalized origination costs totaled $1,167,000 and $1,611,000, respectively. These costs are being amortized over the anticipated life of the cards, currently five years. As cards are canceled, the unamortized costs are expensed.

 Cash and Non-Interest Bearing Deposits

  Cash and Non-Interest bearing deposits include amounts due from other financial institutions as well as intransit clearings. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, Pacific Century is required to place reserves with the Federal Reserve Bank based on the amount of deposits held. During 1998, 1997 and 1996, the average amount of these reserve balances was $133,316,000, $135,697,000 and $131,061,000, respectively.

 Earnings Per Share

  Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the dilutive impact of stock options and stock appreciation rights and uses the average share price during the period in determining the number of incremental shares to be added to the weighted average number of common shares

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES outstanding. For the years ended December 31, 1998, 1997 and 1996 there were no adjustments to net income (the numerator) for purposes of computing basic EPS. A reconciliation of the weighted average common shares outstandings for computing diluted EPS as of year-end 1998, 1997 and 1996 follows:

                                                    Weighted Average Shares
                                                --------------------------------
                                                   1998       1997       1996
                                                ---------- ---------- ----------
     Denominator for Basic EPS................. 80,228,424 79,794,011 81,595,728
     Dilutive Effect of Stock Options..........    913,720  1,152,159    828,796
                                                ---------- ---------- ----------
     Denominator for Diluted EPS............... 81,142,144 80,946,170 82,424,524
                                                ========== ========== ==========

  On December 12, 1997, a two-for-one stock split in the form of a 100% stock dividend was distributed to shareholders. Prior period average outstanding shares, stock options, and per common share data in the consolidated financial statements have been retroactively adjusted to reflect the stock split.

 Income Taxes

  Pacific Century files a consolidated federal income tax return with the Bank of Hawaii and its other domestic subsidiaries. Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement carrying amounts and the corresponding tax basis of assets and liabilities. Deferred taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted. A deferred tax valuation reserve is established if it is more likely than not that a deferred tax asset will not be realized.

  Pacific Century's tax sharing policy provides for the settlement of income taxes between each relevant subsidiary as if the subsidiary had filed a separate return. Payments are made to Pacific Century by subsidiaries with tax liabilities, and subsidiaries that generate tax benefits receive payments for those benefits as used.

  For lease arrangements that are accounted for by the financing method, investment tax credits are deferred and amortized over the lives of the respective leases.

 Intangible Assets and Amortization

  The excess of cost over the fair value of tangible assets and liabilities acquired arising from business combinations is being amortized using the straightline method over various periods not exceeding 25 years. These intangibles consisting primarily of goodwill and core deposit intangibles are reviewed periodically for other than temporary impairment. The amortization of these intangibles is included in other operating expense and totaled $15,614,00, $12,668,000 and $9,344,000 in 1998, 1997 and 1996, respectively.
As of December 31, 1998, the unamortized balance of these intangibles totaled $204,354,000.

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

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

 Interest Rate/Foreign Currency Risk Management

  Pacific Century utilizes off-balance sheet derivative financial instruments, primarily as an end-user in connection with its risk management activities and, to a lesser extent, as a service to accommodate the needs of customers. Most of Pacific Century's derivative transactions consist of interest rate swaps and foreign exchange contracts. Other derivative instruments may be employed, from time to time, but in the aggregate, the use of these instruments are limited.

  Pacific Century utilizes interest rate swaps for purposes other than trading to manage its exposure to interest rate risks. Interest rate swaps are contractual agreements that generally require the exchange of fixed and floating rate payments based on specified financial indices and the underlying notional amount over the life of the agreements.

  The accrual method is used to account for interest rate swaps. Under this method, the differential between interest to be paid and received is accrued and recognized as an adjustment to interest income or expense of the designated asset or liability. The fair value of these agreements is not recorded in the consolidated financial statements. Changes in the fair value of swap contracts are not recognized as long as the hedge correlation continues to exist. If the hedge correlation ceases to exist based on effectiveness tests, any existing gain or loss is amortized over the remaining term of the agreement, and future changes in fair value are accounted for on a mark-to-market basis. If the designated asset or liability matures, or is extinguished, any unrealized gain or loss on the related derivative instrument is recognized immediately.

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

  Derivative instruments entered into for trading purposes consist of foreign exchange contracts that are used to offset foreign currency positions taken on behalf of customers and for Pacific Century's own account. These derivatives are carried at fair value, and the associated unrealized gains and losses are recognized currently in the statement of income.

 International Operations

  International operations include certain activities located domestically in the International Banking Group, as well as branches and subsidiaries domiciled outside the United States. The operations of Bank of Hawaii and First Savings located in the West and South Pacific which are denominated in U.S. dollars are classified as domestic. Pacific Century's international operations are primarily concentrated in Japan, South Korea, Singapore, Hong Kong, Taiwan, French Polynesia and New Caledonia.

 Investment Securities

  Investment securities held to maturity are those securities, which Pacific Century has the ability and positive intent to hold to maturity. These securities are stated at cost adjusted for amortization of premiums and accretion of discounts. Restricted equity securities represent Federal Home Loan Bank and Federal Reserve Bank shares, recorded at par, which also reflects fair value. In 1998, 1997 and 1996, there were no transfers from investment securities held to maturity.

  Investment securities available for sale are recorded at fair value with unrealized gains and losses recorded as an unrealized valuation adjustment in equity, net of taxes.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  Trading securities are those securities that are purchased for Pacific Century's trading activities and are expected to be sold in the near term. Securities in the trading portfolio are carried at fair value with unrealized holding gains and losses recognized currently in income. Trading securities were $2,318,000, $2,374,000 and $1,687,000 as of December 31, 1998, 1997, and
1996, respectively. During 1998, 1997 and 1996, the net gain (loss) from the trading securities portfolio was $(358,000), $1,612,000 and $823,000, respectively, and is recognized as a component of investment securities gains in the income statement. Income from trading securities was $220,000, $60,000 and $16,000 during 1998, 1997 and 1996, respectively, and is included as part of other operating income.

  Pacific Century uses the specific identification method to determine the cost of all investment securities sold.

 Loans

  Loans are carried at the principal amount outstanding. Interest income is generally recognized on the accrual basis. Net loan fees are deferred and amortized as an adjustment to yield.

  Pacific Century's policy is to place loans on non-accrual when a loan is over 90 days delinquent, unless collection is probable based on specific factors such as the type of borrowing agreement and/or collateral. At the time a loan is placed on non-accrual, all accrued but unpaid interest is reversed against current earnings. Subsequent payments received are generally applied to reduce the principal balance.

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

 Premises and Equipment

  Premises and equipment are stated at cost less allowances for depreciation and amortization. Depreciation is computed using the straightline method over lives of two to fifty years for premises and improvements, and three to ten years for equipment.

 Reserve for Loan Losses

  The reserve for loan losses is established through provisions that are charged against income. Loans deemed to be uncollectible are charged against the reserve for loan losses, and subsequent recoveries, if any, are credited to the reserve.

  The reserve for loan losses is maintained at a level believed adequate by management to absorb estimated future losses. Management's periodic evaluation of the adequacy of the reserve is based on Pacific Century's past loan loss experience, known and inherent risks in the portfolio, adverse conditions that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on loans that may be susceptible to significant changes.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  A loan is considered impaired when it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impairment is measured based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Cash receipts on impaired loans generally are applied to reduce the carrying value of the loan. Large groups of smaller balance homogeneous loans, such as residential mortgages and consumer loans are evaluated collectively for impairment based primarily on the historical loss experience for each portfolio.

 Stock-Based Compensation

  Pacific Century's accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25) and related interpretations. SFAS No. 123 "Accounting for Stock-Based Compensation," permits companies to elect to recognize stock-based compensation expense based on the estimated fair value of the awards on the grant date or to continue to use the accounting under APB No. 25. Included in Note L is the impact of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro forma basis for awards granted in 1998, 1997 and 1996.

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Note B--Investment Securities

  The following presents the details of the investment securities portfolio:

                                                 Gross      Gross
                                    Amortized  Unrealized Unrealized    Fair
                                       Cost      Gains      Losses     Value
                                    ---------- ---------- ---------- ----------
                                             (in thousands of dollars)
At December 31, 1998
Securities Held to Maturity:
 Restricted Equity Securities...... $   70,300  $     7    $    --   $   70,307
 Debt Securities Issued by the
  U.S. Treasury and Agencies.......     77,789      199          (3)     77,985
 Debt Securities Issued by State
  and Municipalities of the United
  States...........................     11,935    1,056         --       12,991
 Debt Securities Issued by Foreign
  Governments......................     53,757       23        (131)     53,649
 Mortgage-Backed Securities........    406,258   13,780         --      420,038
 Other Debt Securities.............     32,763      335         --       33,098
                                    ----------  -------    --------  ----------
   Total........................... $  652,802  $15,400    $   (134) $  668,068
                                    ==========  =======    ========  ==========
Securities Available for Sale:
 Equity Securities................. $    5,804  $   323    $   (523) $    5,604
 Debt Securities Issued by the
  U.S. Treasury and Agencies.......    298,609    2,264         (55)    300,818
 Debt Securities Issued by State
  and Municipalities of the United
  States...........................     18,694      435         (36)     19,093
 Debt Securities Issued by Foreign
  Governments......................      1,407      --          --        1,407
 Corporate Debt Securities.........      2,101       65         --        2,166
 Mortgage-Backed Securities........  2,662,410   11,857     (11,365)  2,662,902
 Other Debt Securities.............     24,819    1,594         --       26,413
                                    ----------  -------    --------  ----------
   Total........................... $3,013,844  $16,538    $(11,979) $3,018,403
                                    ==========  =======    ========  ==========
At December 31, 1997
Securities Held to Maturity:
 Restricted Equity Securities...... $   64,254  $     1    $    --   $   64,255
 Debt Securities Issued by the
  U.S. Treasury and Agencies.......    396,750      503        (384)    396,869
 Debt Securities Issued by State
  and Municipalities of the United
  States...........................     12,029    1,266         --       13,295
 Debt Securities Issued by Foreign
  Governments......................     62,102        1        (567)     61,536
 Mortgage-Backed Securities........    637,997    3,908      (2,119)    639,786
 Other Debt Securities.............     47,083      417          (6)     47,494
                                    ----------  -------    --------  ----------
   Total........................... $1,220,215  $ 6,096    $ (3,076) $1,223,235
                                    ==========  =======    ========  ==========
Securities Available for Sale:
 Equity Securities................. $    3,984  $     6    $   (524) $    3,466
 Debt Securities Issued by the
  U.S. Treasury and Agencies.......  1,002,106    3,660      (1,278)  1,004,488
 Debt Securities Issued by State
  and Municipalities of the United
  States...........................     20,629      280          (6)     20,903
 Debt Securities Issued by Foreign
  Governments......................     21,335      --          --       21,335
 Corporate Debt Securities.........        302       12         --          314
 Mortgage-Backed Securities........  1,529,201   12,079      (5,088)  1,536,192
 Other Debt Securities.............        --       --          --          --
                                    ----------  -------    --------  ----------
   Total........................... $2,577,557  $16,037    $ (6,896) $2,586,698
                                    ==========  =======    ========  ==========
At December 31, 1996
Securities Held to Maturity:
 Restricted Equity Securities...... $   57,220  $   --     $    --   $   57,220
 Debt Securities Issued by the
  U.S. Treasury and Agencies.......    348,116      570      (1,453)    347,233
 Debt Securities Issued by State
  and Municipalities of the United
  States...........................     12,632    1,474         --       14,106
 Debt Securities Issued by Foreign
  Governments......................     74,685    1,922          (7)     76,600
 Mortgage-Backed Securities........    766,103    5,035      (5,151)    765,987
 Other Debt Securities.............        --       --          --          --
                                    ----------  -------    --------  ----------
   Total........................... $1,258,756  $ 9,001    $ (6,611) $1,261,146
                                    ==========  =======    ========  ==========
Securities Available for Sale:
 Equity Securities................. $   12,509  $   893    $   (100) $   13,302
 Debt Securities Issued by the
  U.S. Treasury and Agencies.......    984,534    5,509      (4,309)    985,734
 Debt Securities Issued by State
  and Municipalities of the United
  States...........................      6,401      177          (3)      6,575
 Corporate Debt Securities.........        893       18         (12)        899
 Mortgage-Backed Securities........  1,267,238    8,894      (7,284)  1,268,848
 Other Debt Securities.............     31,228      --          --       31,228
                                    ----------  -------    --------  ----------
   Total........................... $2,302,803  $15,491    $(11,708) $2,306,586
                                    ==========  =======    ========  ==========

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  The following presents an analysis of the contractual maturities of the investment securities portfolio as of December 31, 1998:

                                                       Amortized
                                                          Cost      Fair Value
                                                      ------------ -------------
                                                      (in thousands of dollars)
Securities Held to Maturity
  Due in One Year or Less............................ $    120,329 $    120,644
  Due After One Year Through Five Years..............       55,147       56,296
  Due After Five Years Through Ten Years.............          768          783
                                                      ------------ ------------
                                                           176,244      177,723
  Mortgage-Backed Securities.........................      406,258      420,038
  Restricted Equity Securities.......................       70,300       70,307
                                                      ------------ ------------
                                                      $    652,802 $    668,068
                                                      ============ ============
Securities Available for Sale
  Due in One Year or Less............................ $    102,749 $    104,311
  Due After One Year Through Five Years..............       94,226       95,172
  Due After Five Years Through Ten Years.............       68,236       68,934
  Due After Ten Years................................       80,419       81,480
                                                      ------------ ------------
                                                           345,630      349,897
  Mortgage-Backed Securities.........................    2,662,410    2,662,902
  Equity Securities..................................        5,804        5,604
                                                      ------------ ------------
                                                      $  3,013,844 $  3,018,403
                                                      ============ ============

  Proceeds from sales and maturities of investment securities available for sale during 1998 were $2,392,831,000. Gross gains of $3,843,000 and gross losses of $55,000 were realized on those sales. Taxes related to these gains and losses were $1,326,000 in 1998. The cumulative investment valuation reserve was $2,753,000 (net of taxes) as of December 31, 1998.

  Investment securities carried at $3,324,126,000, $3,319,340,000 and $3,255,203,000 were pledged to secure deposits of certain public (governmental) entities, repurchase agreements and swap agreements at December 31, 1998, 1997 and 1996, respectively. The December 31, 1998 amount included investment securities with a carrying value of $2,224,544,000 and a market value of $2,236,552,000 which were pledged solely for repurchase agreements.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Note C--Loans

  Loans consisted of the following at year-end:

                                                   1998       1997       1996
                                                ---------- ---------- ----------
                                                   (in thousands of dollars)
     Domestic Loans
       Commercial and Industrial............... $2,579,726 $2,104,318 $1,806,699
       Real Estate
         Construction--Commercial..............    276,260    268,153    212,324
              --Residential....................     23,527     12,869     23,599
         Mortgage--Commercial..................  1,139,125  1,354,459  1,227,845
             --Residential.....................  2,699,422  2,738,917  2,635,313
       Installment.............................    763,036    891,607    849,259
                                                ---------- ---------- ----------
           Total Domestic Loans................  7,481,096  7,370,323  6,755,039
     Foreign Loans.............................  1,818,473  1,608,667  1,506,447
                                                ---------- ---------- ----------
           Subtotal............................  9,299,569  8,978,990  8,261,486
                                                ---------- ---------- ----------
     Lease Financing
       Direct..................................    266,863    246,212    181,666
       Leveraged...............................    287,568    273,206    256,134
                                                ---------- ---------- ----------
           Total Lease Financing...............    554,431    519,418    437,800
                                                ---------- ---------- ----------
           Total Loans......................... $9,854,000 $9,498,408 $8,699,286
                                                ========== ========== ==========

  Commercial and mortgage loans totaling $932,467,000; $960,882,000 and $1,000,531,000 were pledged to secure certain public deposits and Federal Home Loan Bank advances at December 31, 1998, 1997 and 1996, respectively.

  Included in the Mortgage--Residential category above were $259,507,000; $96,156,000 and $49,567,000 of available for sale loans as of December 31, 1998, 1997 and 1996, respectively. These loans were recorded at the lower of cost or market on an aggregate basis.

  Servicing assets are summarized in the following table:

                                                    1998       1997      1996
                                                  ---------  --------  --------
                                                   (in thousands of dollars)
     Balance at Beginning of Year................ $   6,817  $  5,258  $  1,946
     Originated Mortgage Servicing Rights........     4,677     1,629     2,926
     Purchased Servicing Rights..................     2,027       889       824
     Amortization................................    (1,769)     (959)     (438)
                                                  ---------  --------  --------
     Balance at End of Year...................... $  11,752  $  6,817  $  5,258
                                                  =========  ========  ========
     Fair Value.................................. $  12,326  $  6,979  $  5,195
                                                  =========  ========  ========

  As of December 31, 1998; 1997 and 1996, Pacific Century's loan servicing portfolio totaled $2,046,299,000; $1,651,838,000 and $1,543,985,000, respectively.

  Pacific Century's lending activities are concentrated in its primary geographic markets of Hawaii, the U.S. Mainland, Asia, and the West and South Pacific.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  Certain directors and executive officers of Pacific Century, its subsidiary companies, companies in which they are principal owners, and trusts in which they are involved, have loans with Pacific Century subsidiaries. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements. Such loans at December 31, 1998, 1997 and 1996 amounted to $19,813,000; $21,383,000 and $27,593,000, respectively. During 1998, the activity in these loans included new borrowings of $5,636,000, repayments of $5,900,000, and other changes of $1,306,000.
Other changes relate to new and retiring directors or companies and trusts in which they are involved.

  Transactions in the reserve for loan losses were as follows:

                                                     1998      1997      1996
                                                   --------  --------  --------
                                                   (in thousands of dollars)
     Balance at Beginning of Year................. $174,362  $167,795  $151,979
     Provision Charged to Operations..............   84,014    30,338    22,227
     Reserves Acquired............................   13,636    12,372     6,581
     Valuation Adjustments........................    4,933    (5,917)       25
     Charge-Offs..................................  (82,005)  (55,132)  (44,084)
     Recoveries...................................   16,336    24,906    31,067
                                                   --------  --------  --------
       Net Charge-Offs............................  (65,669)  (30,226)  (13,017)
                                                   --------  --------  --------
     Balance at End of Year....................... $211,276  $174,362  $167,795
                                                   ========  ========  ========

  The following table presents information on impaired loans:

                                                           December 31
                                                    --------------------------
                                                      1998     1997     1996
                                                    -------- -------- --------
                                                    (in thousands of dollars)
     Recorded Investment in Impaired Loans Not
      Requiring a Reserve for Loan Losses.......... $ 24,635 $  7,187 $ 20,918
     Recorded Investment in Impaired Loans
      Requiring a Reserve for Loan Losses..........   41,423   26,490    5,239
                                                    -------- -------- --------
     Recorded Investment in Impaired Loans......... $ 66,058 $ 33,677 $ 26,157
                                                    ======== ======== ========
     Reserve for Losses on Impaired Loans.......... $ 20,313 $ 16,586 $  2,763
     Average Recorded Investment in
      Impaired Loans During the Year............... $ 18,872 $ 12,580 $ 47,085
                                                    ======== ======== ========

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Note D--Premises and Equipment

  The following is a summary of premises and equipment:

                                                         Accumulated      Net
                                                       Depreciation and   Book
                                                Cost     Amortization    Value
                                              -------- ---------------- --------
                                                  (in thousands of dollars)
     December 31, 1998
       Premises.............................. $325,725    $(118,914)    $206,811
       Capital Leases........................    4,464       (1,071)       3,393
       Equipment.............................  227,284     (143,897)      83,387
                                              --------    ---------     --------
                                              $557,473    $(263,882)    $293,591
                                              ========    =========     ========
     December 31, 1997
       Premises.............................. $304,881    $(103,008)    $201,873
       Capital Leases........................    4,464         (893)       3,571
       Equipment.............................  215,909     (132,995)      82,914
                                              --------    ---------     --------
                                              $525,254    $(236,896)    $288,358
                                              ========    =========     ========
     December 31, 1996
       Premises.............................. $294,664    $ (96,090)    $198,574
       Capital Leases........................    4,464         (714)       3,750
       Equipment.............................  177,800     (107,002)      70,798
                                              --------    ---------     --------
                                              $476,928    $(203,806)    $273,122
                                              ========    =========     ========

  Depreciation and amortization (including capital lease amortization) included in non-interest expense were $38,156,000, $33,641,000 and $29,612,000 in 1998, 1997 and 1996, respectively.

  Pacific Century leases certain branch premises and data processing equipment. Most of the premise leases provide for a base rent over a specified period with renewal options thereafter. Portions of certain properties are subleased for periods expiring in various years through 2000. Lease terms generally provide for the lessee to pay taxes, maintenance and other operating costs.

  Future minimum payments, by year and in the aggregate, for noncancelable operating leases with initial or remaining terms of one year or more and capital leases consisted of the following at December 31, 1998:

                                                       Capital      Operating
                                                       Leases        Leases
                                                     ------------ -------------
                                                     (in thousands of dollars)
     1999........................................... $          7 $      13,352
     2000...........................................            7        11,205
     2001...........................................            7         9,307
     2002...........................................            7         7,929
     2003...........................................          605         6,565
     Thereafter.....................................       34,319        91,161
                                                     ------------ -------------
     Total Minimum Lease Payments...................       34,952 $     139,519
                                                                  =============
     Amounts Representing Interest..................       28,202
                                                     ------------
     Present Value of Net Minimum Lease Payments.... $      6,750
                                                     ============

  Minimum future rentals receivable under subleases for noncancelable operating leases at December 31, 1998, amounted to $3,226,000.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  Rental expense for all operating leases consisted of:

                                                     1998      1997      1996
                                                   --------  --------  --------
                                                   (in thousands of dollars)
     Minimum Rentals.............................. $ 22,269  $ 23,088  $ 20,164
     Sublease Rental Income.......................   (1,244)     (544)     (657)
                                                   --------  --------  --------
                                                   $ 21,025  $ 22,544  $ 19,507
                                                   ========  ========  ========

Note E--Deposits

  Interest on deposit liabilities for the years ended December 31, 1998, 1997 and 1996 consisted of the following:

                                                       1998     1997     1996
                                                     -------- -------- --------
                                                     (in thousands of dollars)
     Domestic Interest-Bearing Demand Accounts...... $ 55,735 $ 52,912 $ 47,167
     Domestic Savings Accounts......................   18,454   21,444   23,713
     Domestic Time Accounts.........................  145,431  156,988  133,493
     Foreign Deposits...............................   98,299   91,770   84,343
                                                     -------- -------- --------
                                                     $317,919 $323,114 $288,716
                                                     ======== ======== ========

  Time deposits with balances of $100,000 or more were $2,307,741,000 in 1998. Of this amount, $84,795,000 represents deposits of public (governmental) entities which require collaterization by acceptable securities. The majority of deposits in the foreign category are time deposits in denominations of $100,000 or more.

  Maturities of time deposits of $100,000 or more at December 31, 1998, are summarized as follows:

                                                           Domestic   Foreign
                                                          ---------- ----------
                                                            (in thousands of
                                                                dollars)
     Under 3 Months...................................... $  513,829 $1,056,495
     3 to 6 Months.......................................    250,057     67,031
     7 to 12 Months......................................    172,342     76,595
     Greater than 1 to 2 Years...........................     42,540     34,569
     Greater than 2 to 3 Years...........................     25,485     38,569
     Greater than 3 to 4 Years...........................      7,044      5,842
     Greater than 4 to 5 Years...........................      7,025        326
     Greater than 5 Years................................      9,247        745
                                                          ---------- ----------
                                                          $1,027,569 $1,280,172
                                                          ========== ==========

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Note F--Short-Term Borrowings

  Details of short-term borrowings for 1998, 1997 and 1996 were as follows:

                                              Securities
                                              Sold Under                Other
                                    Funds     Agreements   Commercial ShortTerm
                                  Purchased  to Repurchase   Paper    Borrowings
                                  ---------  ------------- ---------- ----------
                                            (in thousands of dollars)
1998
  Amounts Outstanding at December
   31............................ $942,062    $2,008,399    $127,311   $229,511
  Average Amount Outstanding
   During Year...................  506,978     2,267,823     108,778    189,258
  Maximum Amount Outstanding at
   Any Month End.................  942,062     2,476,152     127,311    300,211
  Weighted Average Interest Rate
   During Year/1/ ...............     5.27%         5.36%       5.10%      4.66%
  Weighted Average Interest Rate
   on Balance Outstanding at End
   of Year.......................     4.87%         4.97%       4.91%      4.44%
1997
  Amounts Outstanding at December
   31............................ $710,472    $2,279,124    $104,916   $121,211
  Average Amount Outstanding
   During Year...................  422,217     2,108,746      92,311    245,450
  Maximum Amount Outstanding at
   Any Month End.................  710,472     2,309,775     121,909    399,152
  Weighted Average Interest Rate
   During Year/1/ ...............     5.64%         5.48%       5.19%      5.20%
  Weighted Average Interest Rate
   on Balance Outstanding at End
   of Year.......................     5.88%         5.47%       5.13%      4.30%
1996
  Amounts Outstanding at December
   31............................ $599,994    $2,075,571    $ 69,727   $223,530
  Average Amount Outstanding
   During Year...................  533,647     1,857,286      83,181    335,509
  Maximum Amount Outstanding at
   Any Month End.................  643,988     2,075,571     114,446    477,697
  Weighted Average Interest Rate
   During Year/1/ ...............     5.44%         5.39%       5.03%      5.04%
  Weighted Average Interest Rate
   on Balance Outstanding at End
   of Year.......................     5.77%         5.38%       4.95%      4.91%

--------
/1/ Average rates for the year are computed by dividing actual interest expense on borrowings by average daily borrowings.

  Funds purchased generally mature on the day following the date of purchase. Commercial paper is issued by the parent corporation in various denominations generally maturing 90 days or less from date of issuance.

  Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the Consolidated Statements of Condition. The securities underlying the agreements to repurchase continue to be reflected as an asset of Pacific Century and are delivered to and held in collateral accounts with third party trustees. At December 31, 1998, the weighted average contractual maturity of these agreements was 98 days and consists of transactions with public (governmental) entities, primarily the State of Hawaii ($1.2 billion) and local municipalities ($0.8 billion). A schedule of maturities of repurchase agreements follows:

                                                                    December 31
                                                                       1998
                                                                   -------------
                                                                   (in thousands
                                                                    of dollars)
     Overnight....................................................  $   11,667
     Less than 30 days............................................     488,160
     30 to 90 days................................................     718,488
     Over 90 days.................................................     790,084
                                                                    ----------
                                                                    $2,008,399
                                                                    ==========

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  A line of credit totaling $35,000,000 is maintained to back up commercial paper issued by Pacific Century. At December 31, 1998 there was no amount drawn on this line. Fees related to line were $28,000 in 1998.

  At December 31, 1998, other shortterm borrowings consisted mainly of Foreign Call Deposits and Treasury Tax and Loan balances. Foreign Call Deposits generally mature in 90 days and bear interest rates that are reflective of rates on borrowings with similar maturities. Treasury Tax and Loan balances represent tax payments collected on behalf of the U.S. government, which are callable at any time and bear market interest rates. A Federal Home Loan Bank advance totaling $150.0 million bears an interest rate of 5.17% and matured and was paid on January 19, 1999.

Note G--Long-Term Debt

  Amounts outstanding as of year-end were as follows:

                                                       1998     1997     1996
                                                     -------- -------- --------
                                                     (in thousands of dollars)
     Notes.......................................... $ 90,000 $150,000 $259,956
     Federal Home Loan Bank Advances................  223,045  288,045  398,045
     Subordinated Notes.............................  118,801  118,755  118,707
     8.25% Capital Securities.......................  100,000  100,000  100,000
     Foreign Debt...................................   46,007   42,690   49,556
     Capitalized Lease Obligations..................    6,750    6,299    5,879
     Other Long-Term Debt...........................    1,013      --       --
                                                     -------- -------- --------
                                                     $585,616 $705,789 $932,143
                                                     ======== ======== ========

  In December 1996, Pacific Century completed a $100 million offering of 8.25% Capital Securities (the Securities). The offering was issued by Bancorp Hawaii Capital Trust I, a grantor trust wholly-owned by Pacific Century. The Securities bear a cumulative fixed interest rate of 8.25% and mature on December 15, 2026. Interest payments are semi-annual. In addition, Pacific Century has entered into an expense agreement with the trust obligating Pacific Century to pay any costs, expenses or liabilities of the trust, other than obligations of the trust to pay amounts due pursuant to the terms of the Securities. The sole assets of the trust are Junior Subordinated Debt Securities (the Debt) issued by Pacific Century to the trust. The Debt is redeemable prior to the stated maturity at Pacific Century's option. The Securities are subject to mandatory redemption upon repayment of the related Debt at their stated maturity dates or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by Pacific Century upon concurrent repayment of the related Debt. Pacific Century has issued guarantees for the payment of distributions and payments on liquidation or redemption of the Securities, but only to the extent of funds held by the trust. The guarantees are junior subordinated obligations of Pacific Century. Distributions to Securities holders may be deferred for up to five consecutive years. During any such deferred period Pacific Century's ability to pay dividends on its common shares will be restricted. The Federal Reserve has announced that certain cumulative preferred securities, having the characteristics of the Securities, qualify as minority interest, which is included in Tier 1 capital for bank holding companies.

  In 1996, Bank of Hawaii borrowed the equivalent of $50 million USD in French Francs through a private placement. This debt has a fixed interest rate of 5.16% and matures in 1999.

  In 1998, Bank of Hawaii converted its existing revolving note program into a $1 billion revolving senior and subordinated note program. Under the terms of this program Bank of Hawaii may issue additional notes

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES provided that at any time the aggregate amount outstanding does not exceed $1 billion. At December 31, 1998, there were no outstanding balances under this program.

  Privately placed notes issued by Pacific Century totaled $90 million at December 31, 1998. No new notes were issued in 1998. These notes carry seven year terms and bear floating interest rates which are tied to the three-month LIBOR rate.

  Federal Home Loan Bank (FHLB) advances bear interest at rates from 5.24% to 8.00% and mature from 1999 through 2005. At December 31, 1998, loans totaling $447,654,000 were pledged to secure these advances along with all FHLB stock.

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

  Long-term debt maturities for the five years succeeding December 31, 1998, are $131,507,000 in 1999, $38,875,000 in 2000, $71,000,000 in 2001,
$12,670,000 in 2002 and $126,801,000 in 2003.

  Interest paid on long-term debt in 1998 totaled $43,820,000.

Note H--Shareholders' Equity

  Certain of Pacific Century's consolidated subsidiaries (including Bank of Hawaii, Pacific Century Bank, N.A., and First Savings) are subject to regulatory restrictions that limit cash dividends and loans to Pacific Century. As of December 31, 1998, approximately $416,090,000 of undistributed earnings of Pacific Century's consolidated subsidiaries were available for distribution to Pacific Century without prior regulatory approval.

  Pacific Century is required to maintain minimum levels of capital to meet regulatory guidelines. For evaluating capital adequacy, the regulators require Pacific Century to maintain three capital ratios at specific minimum levels. Tier 1 Capital (common equity reduced by certain intangibles and increased for qualifying preferred shares and minority interests) expressed as a percentage of average risk weighted assets is the Tier 1 Capital Ratio. Total Capital (Tier 1 capital plus qualifying portions of the reserve for loan losses) expressed as a percentage of average risk weighted assets is the Total Capital Ratio. The third ratio is the Leverage Ratio which is Tier 1 Capital divided by average assets. The table below presents the minimum Capital levels that an institution must maintain to qualify as "well capitalized" as it applies to Pacific Century and its subsidiaries Bank of Hawaii, Pacific Century Bank, N.A. and First Savings.

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

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  As of December 31, 1998, Pacific Century, Bank of Hawaii, Pacific Century Bank, N.A. and First Savings were all well capitalized under the regulatory provisions for prompt and corrective action. There were no conditions or events since year-end that management believes have changed Pacific Century's or its subsidiaries' capital rating. The table below sets forth regulatory capital for Pacific Century and its depository subsidiaries at December 31, 1998 and 1997:

                               Well-
                            Capitalized
                              Minimum   Pacific Century  Bank of    Pacific Century  First
                               Ratio    Financial Corp.   Hawaii      Bank, N.A.    Savings
                            ----------- --------------- ----------  --------------- -------
                                              (in thousands of dollars)
   At December 31, 1998
   Common Equity...........               $1,185,594    $  991,529     $148,335     $49,117
   Tier 1 Capital..........                1,103,230       928,297      132,456      49,117
   Total Capital...........                1,342,888     1,155,222      146,847      50,361
   Tier 1 Capital Ratio....       6%            9.42%         8.68%       11.73%      49.35%
   Total Capital Ratio.....      10%           11.47%        10.80%       13.00%      50.60%
   Leverage Ratio..........       5%            7.48%         6.98%       10.12%      26.24%

   At December 31, 1997
   Common Equity...........               $1,117,207    $  956,508     $140,623     $45,155
   Tier 1 Capital..........                1,036,558       902,242      123,081      45,155
   Total Capital...........                1,292,619     1,147,161      135,063      46,459
   Tier 1 Capital Ratio....       6%            9.34%         8.83%       12.83%      43.29%
   Total Capital Ratio.....      10%           11.65%        11.22%       14.08%      44.54%
   Leverage Ratio..........       5%            7.21%         6.73%        9.50%      24.22%

  The following is a breakdown of the components of accumulated other comprehensive income as of December 31:

                                                     1998      1997     1996
                                                   --------  --------  -------
                                                   (in thousands of dollars)
     Foreign Currency Translation Adjustment...... $(24,580) $(30,251) $(5,974)
     Investment Securities........................    2,753     5,485    2,252
     Pension Liability Adjustment.................     (649)      --       --
                                                   --------  --------  -------
     Accumulated Other Comprehensive Income....... $(22,476) $(24,766) $(3,722)
                                                   ========  ========  =======

  The schedule below presents for the years ended December 31, 1998, 1997 and 1996 the disclosure of the reclassification amount to adjust for gains and losses on available for sale investment securities that were included in net income and that have also been included in other comprehensive income as unrealized holding gains in the period in which they arose.

                                                     1998     1997      1996
                                                   --------  -------- --------
                                                   (in thousands of dollars)
     Unrealized gains (losses) on available for
      sale investment securities, net of tax:
       Unrealized holding gains (losses) arising
        during the period......................... $    157  $ 5,143  $ (8,339)
       Reclassification adjustment for gains
        included in
        net income................................   (2,889)  (1,910)     (775)
                                                   --------  -------  --------
     Unrealized investment securities valuation
      adjustment included in other accumulated
      comprehensive income........................ $ (2,732) $ 3,233  $ (9,114)
                                                   ========  =======  ========

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  The amount of income tax allocated to each component of comprehensive income for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                   1998      1997       1996
                                                  -------- ---------  --------
                                                  (in thousands of dollars)
     Foreign Currency Translation Adjustment..... $ 3,053  $ (13,072) $ (4,582)
     Investment Securities.......................  (1,821)     2,155    (6,076)
     Pension Liability Adjustment................    (350)       --        --

  In April 1998, Pacific Century changed its state of incorporation from Hawaii to Delaware. The Delaware Certificate of Incorporation authorizes 500,000,000 shares of Common Stock and reduces the par value to $.01 per share from $2.00 per share under the Hawaii Restated Articles of Incorporation.

Note I--International Operations

  The following table provides selected financial data for Pacific Century's international operations for the years ended December 31:

                                                  1998        1997       1996
                                               ----------  ---------- ----------
                                                  (in thousands of dollars)
     International
       Average Assets......................... $3,426,614  $3,005,084 $2,752,642
       Average Loans..........................  1,752,657   1,540,294  1,253,695
       Average Deposits.......................  2,219,916   2,074,103  1,672,734
       Operating Revenue......................    287,872     215,876    192,084
       Income Before Taxes....................      1,193      20,870     17,347
       Net Income.............................       (804)     10,243      8,082

  Average assets include short-term interest-bearing deposits with foreign branches of U.S. banks and large international banks. On average, these deposits were $702,281,000, $704,366,000 and $584,622,000 during 1998, 1997 and 1996, respectively.

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

  The Asian economic crisis that began in July 1997 affected many countries where Pacific Century conducts business. Those countries impacted by the financial turmoil have experienced significant devaluation of their currency, as well as higher interest rates and a general tightening of credit. The tighter credit environment escalated to a liquidity crisis that required the intervention of the International Monetary Fund in South Korea, Thailand and Indonesia. As of December 31, 1998 and 1997, all exposures relating to South Korea were on a performing status. Non-accrual loans in Thailand were $7.6 million and $17.6 million, at December 31, 1998 and 1997, respectively. Indonesian loans on non-accrual were $0.7 million at December 31, 1998 and nil at December 31, 1997. At December 31, 1998, Pacific Century's cross-border exposure to South Korea, Thailand, and Indonesia were $264.9 million, $24.1 million and $17.1 million, respectively. Given the inherent uncertainties and complexities related to the troubled economies in Asia, it is possible that the Company's estimate of the impact of these uncertainties on its operations may change.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

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

Note K--Profit-Sharing, Retirement and Postretirement Benefit Plans

  A deferred-compensation profit-sharing plan (Profit Sharing Plan) is provided for the benefit of all employees of Pacific Century and its subsidiaries who have met the Profit Sharing Plan's eligibility requirements. The Profit Sharing Plan provides for annual contributions based on a schedule of performance levels. The schedule establishes the percentage of adjusted net income to be contributed based on Pacific Century's adjusted return on equity. Participants in the Profit Sharing Plan receive up to 50% of their annual allocation in cash. The remaining amounts are deferred and may be invested in various options including mutual funds, a collective trust, and common shares of Pacific Century. In 1998, the portion of the Profit Sharing Plan consisting of the Pacific Century Stock Fund was converted to an employee stock ownership plan. Pacific Century's contributions to the Profit Sharing Plan totaled $8,472,000 in 1998, $9,723,000 in 1997 and $9,098,000 in 1996. The Profit
Sharing Plan provides for a company match of $1.25 for each $1.00 in 401(k) contributions made by qualified employees up to a maximum of 2% of the employee's compensation. For 1998, 1997 and 1996, matching contributions under this plan totaled $2,981,000, $2,882,000 and $2,671,000, respectively.

  Pacific Century has a defined-contribution money purchase plan (Money Purchase Plan) under which it contributes 4% of an employee's compensation for employees meeting certain eligibility and vesting requirements. The Money Purchase Plan has a one year eligibility requirement and a five year vesting period. For 1998, 1997 and 1996, Pacific Century contributed $5,192,000, $4,943,000 and $4,839,000, respectively, to the Money Purchase Plan.

  Pacific Century also has an Excess Profit Sharing Plan and an Excess Money Purchase Plan, which cover certain employees for amounts exceeding the limits under those plans.

  In 1995, Pacific Century froze its non-contributory, qualified defined-benefit retirement plan (Retirement Plan) and excess retirement plan (Excess
Plan), which covered employees of Pacific Century and participating subsidiaries who met certain eligibility requirements. Pacific Century's funding policy is to contribute annually an amount that falls within the minimum and maximum range deductible for income tax purposes. Retirement Plan assets are managed by investment advisors in accordance with investment policies established by the plan trustees.

  Retirement Plan investments primarily consist of marketable securities including stocks, bonds, money market funds, mutual funds, and a common trust fund. The assets of the Retirement Plan include securities of related parties (Pacific Capital Funds, a Pacific Century Trust collective investment fund, and a Pacific Century Trust money market fund). Pacific Century Trust is a division of Bank of Hawaii and either manages or advises the Pacific Capital Funds and Pacific Century Trust collective investment fund and money market fund. The fair value of securities of related parties as of December 31, 1998 was $35,354,000.

  The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of Pacific Century and participating subsidiaries. The unfunded Excess Plan recognizes the liability to participants for amounts exceeding the limits allowed under the Retirement Plan.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  Pacific Century's Postretirement Benefit Plan provides retirees with group life, dental and medical insurance coverage. The cost of providing postretirement benefits are "shared costs" where both the employer and former employees pay a portion of the premium. Most employees of Pacific Century and its subsidiaries who have met the eligibility requirements are covered by this plan. Pacific Century is recognizing the transition obligation over 20 years. Pacific Century has no segregated assets to provide postretirement benefits.

  The following table sets forth the change in benefit obligation, change in fair value of plan assets, funded status, and net amount recognized in the Consolidated Statements of Financial Condition for the aggregated pension plans (Retirement Plan and Excess Plan) and Postretirement Benefit Plans for the years ended December 31, 1998, 1997 and 1996.

                               Pension Benefits          Postretirement Benefits
                          ----------------------------  ----------------------------
                            1998      1997      1996      1998      1997      1996
                          --------  --------  --------  --------  --------  --------
                                        (in thousands of dollars)
Change in Benefit
 Obligation/1/
Benefit Obligation at
 Beginning of Year......  $ 84,243  $ 81,479  $ 82,443  $ 27,747  $ 26,848  $ 28,664
Service Cost............       --        --        --      1,292     1,002     1,262
Interest Cost...........     6,146     6,065     6,046     1,999     1,894     2,057
Actuarial (Gain) Loss...     6,309     2,200      (888)   (1,048)     (997)   (4,035)
Employer Benefits Paid..    (5,436)   (5,501)   (6,122)     (900)   (1,000)   (1,100)
                          --------  --------  --------  --------  --------  --------
Benefit Obligation at
 End of Year............  $ 91,262  $ 84,243  $ 81,479  $ 29,090  $ 27,747  $ 26,848
                          ========  ========  ========  ========  ========  ========
Change in Fair Value of
 Plan Assets
Fair Value of Plan
 Assets at Beginning of
 Year...................  $ 80,201  $ 71,271  $ 63,519  $    --   $    --   $    --
Actual Return on Plan
 Assets.................     9,944    12,626    10,262       --        --        --
Employer Contribution...       346     1,805     3,612       900     1,000     1,100
Employer Benefits Paid..    (5,436)   (5,501)   (6,122)     (900)   (1,000)   (1,100)
                          --------  --------  --------  --------  --------  --------
Fair Value of Plan
 Assets at End of Year..  $ 85,055  $ 80,201  $ 71,271  $    --   $    --   $    --
                          ========  ========  ========  ========  ========  ========
Funded Status...........  $ (6,207) $ (4,042) $(10,208) $(29,090) $(27,747) $(26,848)
Unrecognized Net
 Actuarial Gain.........    (6,953)  (10,459)   (6,150)   (6,197)   (5,302)   (4,494)
Unrecognized Transition
 (Asset) Liability......      (315)     (633)     (951)    9,750    10,446    11,142
                          --------  --------  --------  --------  --------  --------
Net Amount Recognized;
 Accrued................  $(13,475) $(15,134) $(17,309) $(25,537) $(22,603) $(20,200)
                          ========  ========  ========  ========  ========  ========
Amounts Recognized in
 the Consolidated
 Statements of Financial
 Condition Consist of:
 Accrued Benefit
  Liability.............  $(14,474) $(15,134) $(17,309) $(25,537) $(22,603) $(20,200)
 Accumulated Other
  Comprehensive Income..       999       --        --        --        --        --
                          --------  --------  --------  --------  --------  --------
Net Amount Recognized;
 Accrued................  $(13,475) $(15,134) $(17,309) $(25,537) $(22,603) $(20,200)
                          ========  ========  ========  ========  ========  ========

--------
/1/Participants' contributions relative to the Postretirement Benefits Plan are offset against employer benefits paid in the above table. For the year ended December 31, 1998, participants' contributions for postretirement benefits totaled $824,000. This information is not readily available for 1997 and 1996. There were no participants' contributions in the pension plans.

  For the Excess Plan, the accumulated benefit obligation exceeded the plan assets. The projected benefit obligation and accumulated benefit obligation for the Excess Plan were $7.9 million and $7.4 million, respectively, as of December 31, 1998; $7.3 million and $6.5 million, respectively, as of December 31, 1997; and $6.9 million and $6.1 million, respectively, as of December 31, 1996. Because the Excess Plan is unfunded, it has no plan assets.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  Components of net periodic benefit cost for the aggregated pension plans and the Postretirement Benefit Plans are presented in the following table for the years ended December 31, 1998, 1997 and 1996.

                                  Pension Benefits        Postretirement Benefits
                               -------------------------  -------------------------
                                1998     1997     1996     1998     1997     1996
                               -------  -------  -------  -------  -------  -------
                                          (in thousands of dollars)
     Components of Net
      Periodic Benefit Cost:
      Service Cost...........  $   --   $   --   $   --   $ 1,292  $ 1,002  $ 1,262
      Interest Cost..........    6,146    6,065    6,046    1,999    1,894    2,057
      Expected Return on Plan
       Assets................   (6,982)  (6,155)  (5,488)     --       --       --
      Amortization of
       Unrecognized Net
       Transition (Asset)
       Obligation............     (318)    (318)    (318)     696      696      696
      Recognized Net
       Actuarial (Gain) Loss.     (159)      38       41     (153)    (189)     --
                               -------  -------  -------  -------  -------  -------
        Net Periodic Benefit
         Cost................  $(1,313) $  (370) $   281  $ 3,834  $ 3,403  $ 4,015
                               =======  =======  =======  =======  =======  =======

  Assumptions used for the aggregated pension plans and Postretirement Benefit Plans at December 31, 1998, 1997 and 1996 are as follows:

                               Pension Benefits     Postretirement Benefits
                               -------------------  -------------------------
                               1998   1997   1996    1998     1997     1996
                               -----  -----  -----  -------  -------  -------
     Weighted Average
      Assumptions as of
      December 31:
      Discount Rate..........   7.00%  7.50%  7.75%    7.00%    7.50%    7.75%
      Expected Return on Plan
       Assets................   9.00%  9.00%  9.00%     --       --       --
      Rate of Compensation
       Increase..............   5.00%  5.00%  5.00%     --       --       --

  The medical cost trend rate for employees under the age of 65 was revised at December 31, 1998 to 8.0% per year until the year 1999 and leveling thereafter to 6.0%. The medical cost trend rate for employees over the age of 65 and the dental cost trend rate were both revised at December 31, 1998 to a flat rate of 6.0% per year. A one percent change in this assumption (with all other assumptions remaining constant) would impact the service and interest cost components of the net periodic postretirement benefit cost and the postretirement benefit obligation for 1998 as follows:

                                              One Percent     One Percent
                                                Increase        Decrease
                                              ------------    -------------
                                              (in thousands of dollars)
     Effect on the total of service and
      interest cost components...............   $        418    $        (329)
     Effect on postretirement benefit
      obligation.............................          2,821           (2,298)

Note L--Stock Option Plans

  The Pacific Century Stock Option Plans (the Plans) are administered by the Compensation Committee which is composed entirely of non-employee directors. The Plans provide participants with the option to purchase shares of common stock at a specified exercise price beginning one year after the date the option was granted and expiring 10 years from the date of grant. The exercise price is the fair market value of the shares on the date the option was granted. The Plans also provide certain participants with stock options in tandem with stock appreciation rights (SAR). A SAR entitles an optionee, in lieu of exercising the stock option, to receive cash equal to the excess of the market value of the shares as of the exercise date over the option price. The Compensation Committee has limited the exercise of SARs to $1 million per year, allocated among the participants. The expense for the SARs recognized in the Consolidated Statements of Income was $614,000 in 1998, and $1,000,000 in both 1997 and 1996.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  Pacific Century has a Director Stock Option Plan that grants restricted common shares to directors and requires directors to retain shares exercised throughout the service period as a director. The plan automatically grants annually an option for 1,000 shares to each Pacific Century director who is also a director of Bank of Hawaii and an option for 500 shares to directors who are only directors of Pacific Century or Bank of Hawaii. The exercise price is based on the closing market price of the shares on the date that the option was granted. Each option expires on the tenth anniversary date of its grant and is generally not transferable. If an optionee ceases to serve as a director for any reason other than death, the option immediately terminates and any restricted shares that were previously acquired are subject to redemption at a price equal to the market value of the shares at the time of grant. As of December 31, 1998, 69,000 options were outstanding under this plan and are included in the table below.

  The following information relates to options outstanding as of December 31, 1998:

                                       OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                --------------------------------- --------------------
                                                       WEIGHTED
                                            WEIGHTED   AVERAGE                WEIGHTED
                                 NUMBER OF  AVERAGE   REMAINING    NUMBER OF  AVERAGE
                                  SHARES    EXERCISE CONTRACTUAL    SHARES    EXERCISE
     RANGE OF EXERCISE PRICES   OUTSTANDING  PRICE       LIFE     EXERCISABLE  PRICE
     ------------------------   ----------- -------- ------------ ----------- --------
     $ 7.24--$15.54..........    1,500,816   $12.89   49.2 months  1,500,816   $12.89
      16.01-- 17.75..........    1,086,622    16.87  115.2 months     58,622    16.77
      18.25-- 21.13..........    1,389,324    19.86   88.8 months  1,389,324    19.86
      23.94-- 26.06..........      810,800    25.74  106.8 months    763,300    25.78
                                 ---------                         ---------
       Total.................    4,787,562   $17.99   85.2 months  3,712,062   $18.21
                                 =========                         =========

  The following table presents the activity of Stock Option Plans for the years indicated:

                                     1998                           1997                        1996
                          ------------------------------ --------------------------- ---------------------------
                                        WEIGHTED AVERAGE            WEIGHTED AVERAGE            WEIGHTED AVERAGE
                           SHARES        EXERCISE PRICE   SHARES     EXERCISE PRICE   SHARES     EXERCISE PRICE
                          ---------     ---------------- ---------  ---------------- ---------  ----------------
Outstanding at January
 1......................  4,097,050          $18.13      3,917,790       $15.83      3,644,906       $13.73
Granted.................  1,117,000           17.43        811,300        25.61        921,000        21.07
Exercised...............   (706,506)/1/       13.99       (575,492)       13.10       (529,558)       11.09
Forfeited...............    (57,500)          24.24        (25,000)       21.13       (117,634)       12.52
Expired.................     (9,944)          17.34        (31,548)       13.96           (924)        6.57
Exchanged in conjunction
 with purchase of CU
 Bancorp................    347,462           11.06            --           --             --           --
                          ---------                      ---------                   ---------
Outstanding at December
 31.....................  4,787,562          $17.99      4,097,050       $18.13      3,917,790       $15.83
                          =========                      =========                   =========
Options Exercisable at
 December 31............  3,712,062                      3,308,750                   2,996,790
Shares Available for
 Future Grants..........  1,819,646                      3,233,994                   1,988,746

--------
/1/ The price per share of options exercised during 1998 ranged between $7.44 and $21.88 on an actual exercise price basis.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  The following table presents the pro forma disclosures of the impact that the 1998, 1997 and 1996 option grants would have had on net income and earnings per share had the grants been measured using the fair value of accounting prescribed by SFAS No. 123:

                                                    1998      1997      1996
                                                  --------  --------  --------
                                                   (in thousands of dollars
                                                          except per
                                                    share and option data)
     Pro Forma
     Net Income/1/ .............................. $103,160  $135,805  $130,605
     Basic Earnings Per Share.................... $   1.29  $   1.70  $   1.60
     Diluted Earnings Per Share.................. $   1.27  $   1.68  $   1.58
     Weighted Average Fair Value of Options
      Granted During the Year/1/ ................ $   3.80  $   6.13  $   5.85
     Assumptions
       Average Risk Free Interest Rate...........     5.08%     5.85%     6.47%
       Average Expected Volatility...............    24.52%    17.08%    17.73%
       Expected Dividend Yield...................     3.10%     3.13%     2.75%
       Expected Life.............................  5 years  10 years  10 years

--------
/1/ The Black-Scholes option pricing model was used to develop the fair values of the grants.

Note M--Other Operating Expense

  Other operating expense for the years ended December 31, 1998, 1997 and 1996 was as follows:

                                                       1998     1997     1996
                                                     -------- -------- --------
                                                     (in thousands of dollars)
     Legal and Other Professional Fees.............. $ 35,772 $ 23,362 $ 17,642
     Stationery and Supplies........................   11,062   10,701   10,678
     Amortization of Intangible Assets..............   17,383   13,627    9,782
     Other..........................................  110,329  101,774  100,257
                                                     -------- -------- --------
     Total.......................................... $174,546 $149,464 $138,359
                                                     ======== ======== ========

Note N--Income Taxes

  The significant components of the provision for income taxes are as follows:

                                                    1998       1997      1996
                                                  ---------  --------  --------
                                                   (in thousands of dollars)
Current:
  Federal........................................ $  50,951  $ 54,625  $ 45,641
  State..........................................    12,260    10,172    10,003
  Foreign........................................    18,021    15,254    12,082
                                                  ---------  --------  --------
                                                  $  81,232  $ 80,051  $ 67,726
                                                  ---------  --------  --------
Deferred:
  Federal........................................ $ (21,774) $ (1,544) $  1,711
  State..........................................    (1,578)      918       712
  Foreign........................................    (1,231)     (913)      --
                                                  ---------  --------  --------
                                                  $ (24,583) $ (1,539) $  2,423
                                                  ---------  --------  --------
Provision for Income Taxes....................... $  56,649  $ 78,512  $ 70,149
                                                  =========  ========  ========

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  The current income tax provision includes taxes on gains and losses on the sale of securities of $1,415,000, $1,107,000 and $471,000 for 1998, 1997 and
1996, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998, 1997 and 1996 reclassified based on the tax returns as filed, are as follows:

                                                     1998      1997      1996
                                                   --------  --------  --------
                                                   (in thousands of dollars)
Deferred Tax Liabilities:
  Lease Transactions.............................. $184,335  $188,709  $182,018
  Deferred Investment Tax Credits.................    2,977     5,620     6,003
  Accelerated Depreciation........................      707       707     1,406
  Core Deposit Intangible.........................    7,011     8,076     9,141
                                                   --------  --------  --------
    Total Deferred Tax Liabilities................  195,030   203,112   198,568
                                                   --------  --------  --------
Deferred Tax Assets:
  Reserve for Loan Losses.........................   64,720    57,596    55,778
  Accrued Pension Cost............................    2,798     3,541     3,969
  Net Operating Loss Carry Forwards...............    1,231       --        385
  Securities Valuation Reserve....................   (1,890)   (3,732)   (1,440)
  Postretirement Benefits.........................    9,606     8,951     7,277
  Other, Net......................................    3,923    (2,826)   (9,541)
                                                   --------  --------  --------
    Total Deferred Tax Assets.....................   80,388    63,530    56,428
  Valuation Allowance for Deferred
    Tax Assets....................................      --        --       (385)
                                                   --------  --------  --------
    Net Deferred Tax Assets.......................   80,388    63,530    56,043
                                                   --------  --------  --------
Net Deferred Tax Liabilities...................... $114,642  $139,582  $142,525
                                                   ========  ========  ========

  For financial statement purposes, Pacific Century had deferred investment tax credits for property purchased for lease to customers of $2,977,000, $5,620,000 and $6,003,000 at December 31, 1998, 1997 and 1996, respectively.
In 1998, 1997 and 1996, investment tax credits included in the computation of the provision for income taxes were $2,643,000, $383,000 and $848,000, respectively.

  The following analysis reconciles the Federal statutory income tax rate to the effective consolidated income tax rate:

                                                               1998  1997  1996
                                                               ----  ----  ----
     Statutory Federal Income Tax Rate.......................  35.0% 35.0% 35.0%
     Increase (Decrease) in Tax Rate Resulting From:
       State Taxes, Net of Federal Income Tax and Foreign Tax
        Adjustments..........................................   4.2   3.3   3.4
       Tax-Exempt Interest Income............................  (0.3) (0.2) (0.3)
       Low Income Housing and Investment Tax Credits.........  (6.2) (3.8) (2.8)
       Other.................................................   1.9   1.7  (0.8)
                                                               ----  ----  ----
     Effective Tax Rate......................................  34.6% 36.0% 34.5%
                                                               ====  ====  ====

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

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

 Derivative Financial Instruments Held for Trading

  Foreign exchange contracts are contracts for delayed delivery of a foreign currency in which the seller agrees to make delivery at a specified future date at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in currency rates. Collateral is generally not required for these transactions. At December 31, 1998, the notional amount of foreign exchange contracts held for trading totaled $555.9 million, with a fair value of $4.3 million, compared to $427.6 million at December 31, 1997 with a fair value of $(6.8) million. Pacific Century uses foreign exchange contracts to offset foreign currency positions taken on behalf of its customers and for its own account. Pacific Century does not maintain significant net open positions in its foreign exchange trading account.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

 Derivative Financial Instruments Held or Issued for Other Than Trading

  At December 31, 1998, the notional amount of foreign exchange contracts held for other than trading totaled $318.1 million with a fair value of $(11.1) million, compared to $406.0 million at December 31, 1997 with a fair value of $15.7 million. Pacific Century uses these foreign exchange contracts primarily for asset and liability management activities. Pacific Century does not maintain significant net open foreign exchange positions in its other than trading account.

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

  Pacific Century utilizes interest-rate swaps in managing its exposure to interest-rate risk. These financial instruments require the exchange of fixed and floating rate interest payments based on the notional amount of the contract for a specified period. Pacific Century has used swap agreements to effectively convert portions of its floating rate loan portfolio to fixed rate. At December 31, 1998, such "receive-fixed" swaps with a notional value of $137.6 million were in effect.

  Pacific Century's current credit risk exposure on interest-rate swaps is equal to the total market value of those instruments with gains. The aggregate credit risk of swaps at year-end 1998 was $0.3 million. The net market value of all positions at year-end 1998 was $0.3 million compared with $(2.0) million at year-end 1997. Net expense on interest rate swap agreements totaled $1.5 million, $2.5 million and $4.2 million for 1998, 1997 and 1996, respectively.

  The table below summarizes by notional amounts the activity for each major category of interest-rate swaps in 1998. Pacific Century had no deferred gains or losses relating to terminated swap contracts in 1998 and 1997.

                                                            Receive      Pay
                                                             Fixed      Fixed
                                                           ----------  --------
                                                            (in thousands of
                                                                dollars)
     Balance, December 31, 1995........................... $1,095,236  $ 18,773
       Additions..........................................        --        --
       Maturities/Amortizations...........................   (421,999)  (18,773)
                                                           ----------  --------
     Balance, December 31, 1996........................... $  673,237  $    --
       Additions..........................................     50,000       --
       Maturities/Amortizations...........................   (230,688)      --
                                                           ----------  --------
     Balance, December 31, 1997........................... $  492,549  $    --
       Additions..........................................        --        --
       Maturities/Amortizations...........................   (354,970)      --
                                                           ----------  --------
     Balance, December 31, 1998........................... $  137,579  $    --
                                                           ==========  ========

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  The approximate annual maturities of interest-rate swap agreements outstanding as of December 31, 1998 were:

                                                          Notional Principal
                                                         Expected to Mature In
                                                                 1999
                                                       -------------------------
                                                       (in thousands of dollars)
     Receive-Fixed Interest-Rate Swaps:
       Fixed Maturity.................................          $50,000
         Pay Rate.....................................             5.17%
         Receive Rate.................................             6.46%
       Amortizing/1/ .................................          $87,579
         Pay Rate.....................................             4.95%
         Receive Rate.................................             5.31%

--------
/1/ Amortization was estimated by utilizing average prepayment speeds provided by various dealers in these instruments.

Note P--Fair Values of Financial Instruments

  Fair value information about financial instruments, whether or not recognized in the balance sheet are as follows. When possible, fair values are measured based on quoted market prices for the same or comparable instruments. Because many of Pacific Century's financial instruments lack an available market price, management must use its best judgment in estimating the fair value of those instruments based on present value or other valuation techniques. Such techniques are significantly affected by estimates and assumptions, including the discount rate, future cash flows, economic conditions, risk characteristics, and other relevant factors. These estimates are subjective in nature and involve uncertain assumptions and, therefore, cannot be determined with precision. Many of the derived fair value estimates cannot be substantiated by comparison to independent markets and could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Pacific Century.

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

    Deposit Liabilities: Fair values of noninterest bearing and interest bearing demand deposits and savings deposits are equal to the amount payable on demand (e.g., their carrying amounts) because these products have no stated maturity. Fair values of time deposits are estimated using discounted cash flow analyses. The discount rates used are based on rates currently offered for deposits with similar remaining maturities.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

    Short-Term Borrowings: The carrying amounts of securities sold under agreements to repurchase, funds purchased, commercial paper, and other short-term borrowings approximate their fair values.

    Long-Term Debt: Fair values of long-term debt are estimated using discounted cash flow analyses, based on Pacific Century's current incremental borrowing rates for similar types of borrowings.

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

  The following table presents the fair values of Pacific Century's financial instruments at December 31, 1998, 1997 and 1996.

                                 1998                   1997                   1996
                         ---------------------  ---------------------  ---------------------
                          Book or                Book or                Book or
                          Notional               Notional               Notional
                           Value    Fair Value    Value    Fair Value    Value    Fair Value
                         ---------- ----------  ---------- ----------  ---------- ----------
                                             (in thousands of dollars)
Financial Instruments--
 Assets
  Loans/1/ ............. $8,958,800 $9,263,200  $8,718,900 $8,915,500  $7,988,400 $8,123,400
  Investment
   Securities/2/ .......  3,671,000  3,686,200   3,806,900  3,809,900   3,565,300  3,567,600
  Other Financial
   Assets/3/ ...........    501,500    501,500     418,700    418,700     779,100    779,100
Financial Instruments--
 Liabilities
  Deposits..............  9,559,000  9,585,000   9,652,500  9,663,500   8,677,100  8,681,800
  Short-Term
   Borrowings/4/ .......  3,297,600  3,297,600   3,215,700  3,215,700   2,968,800  2,968,800
  Long-Term Debt/5/ ....    578,900    593,700     699,500    700,600     926,300    861,500
Financial Instruments--
 Off-Balance Sheet
  Financial Instruments
   Whose Contract
   Amounts Represent
   Credit Risk:
    Commitments to
     Extend Credit......  4,251,700     11,200   4,122,300     10,700   3,840,200     10,200
    Standby Letters of
     Credit.............    532,200     10,500     258,700      5,000     257,400      4,900
    Commercial Letters
     of Credit..........    386,400      4,600     299,500        400     239,700        400
  Financial Instruments
   Whose Notional or
   Contract Amounts
   Exceed the Amount of
   Credit Risk:
    Foreign Exchange and
     Swap Contracts.....    874,000     (6,800)    833,600      8,900     631,300        900
    Interest Rate Swap
     Agreements.........    137,600        300     492,500     (2,000)    673,200     (7,700)

--------
/1/ Includes all loans, net of reserve for loan losses, and excludes leases. /2/ Includes both held to maturity and available for sale securities.
/3/ Includes interest-bearing deposits, funds sold and trading securities. /4/ Includes securities sold under agreements to repurchase, funds purchased and short-term borrowings.
/5/ Excludes capitalized lease obligations.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Note Q--Business Segments

  Pacific Century is a financial services organization that maintains a broad presence throughout the Pacific region. The financial performance of individual operating components are assessed by the chief operating decision maker of Pacific Century primarily in accordance with geographic area of operations. Pacific Century has aligned its operations into the following four major geographic business segments: Hawaii, the Pacific, Asia, and the U.S. Mainland. In addition, the Treasury and Other Corporate segment includes corporate asset and liability management activities and the unallocated portion of various administrative and support units.

  Line of business results are determined based on Pacific Century's internal financial management reporting process and organization structure. The financial management reporting process uses various techniques to assign and transfer balance sheet and income statement amounts between business units. In measuring line of business financial performance, Pacific Century utilizes certain accounting practices that differ from generally accepted accounting principles. Accordingly, certain balances reflected in the line of business report differ from the corresponding amounts in the consolidated financial statements. Accounting practices and other key elements of Pacific Century's line of business financial management reporting process follows:

  . Economic Provision--Business units are allocated an economic provision for loan losses that reflects the expected normalized loss factor determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio. Such provisions are expected to be sufficient to cover credit losses over the average life of the credit portfolios. The economic provision is different from the method used to determine Pacific Century's consolidated provision for loan losses, which is based on an evaluation of the adequacy of the reserve for loan losses.

  . Net Interest Income--Pacific Century relies primarily on net interest income as the relevant revenue measure in assessing segment financial performance. Interest revenue and interest expense are allocated to business units using a funds transfer pricing process.

  . Non-Interest Expense--Expenses for centrally provided services are based on estimated usage of those services using various allocation techniques.

  . Income Taxes--Income taxes are charged to business units based on Pacific Century's consolidated effective tax rate, exclusive of tax benefits. Tax benefits resulting from permanent differences between book and tax income are allocated to the business segment to which they relate.

  From time to time, Pacific Century's line of business management reporting process may change based on refinements in segment reporting policies or changes in accounting systems, information systems, organizational structure, or product lines. These changes could result in a realignment of business lines or modifications to allocation and transfer methodologies. When material changes are made to the financial management reporting process prior period reports would be restated.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  Presented below is the financial results for each of Pacific Century's major market segments for the year ended December 31, 1998.

                Line of Business Selected Financial Information

                                                                           Treasury
                                                                 U.S.     and Other   Consolidated
                            Hawaii     Pacific       Asia      Mainland   Corporate      Total
                          ----------  ----------  ----------  ----------  ----------  ------------
                                               (in thousands of dollars)
Net Interest Income.....  $  294,898  $  121,642  $   36,546  $  100,342  $   23,173  $   576,601
Economic Provision/1/ ..     (37,012)    (12,910)     (5,031)    (11,257)    (17,804)     (84,014)
                          ----------  ----------  ----------  ----------  ----------  -----------
Risk-Adjusted Net
 Interest Income........     257,886     108,732      31,515      89,085       5,369      492,587
Non-Interest Income.....     114,094      43,348      15,847      10,938      27,524      211,751
                          ----------  ----------  ----------  ----------  ----------  -----------
Total Risk-Adjusted
 Revenue................     371,980     152,080      47,362     100,023      32,893      704,338
Non-Interest
 Expense/2/ ............     288,258     113,770      25,016      73,251      40,430      540,725
                          ----------  ----------  ----------  ----------  ----------  -----------
Net Income Before Income
 Taxes..................      83,722      38,310      22,346      26,772      (7,537)     163,613
Income Taxes/3/ ........     (35,083)    (15,314)     (8,628)         31       2,345      (56,649)
                          ----------  ----------  ----------  ----------  ----------  -----------
Net Income..............  $   48,639  $   22,996  $   13,718  $   26,803  $   (5,192) $   106,964
                          ==========  ==========  ==========  ==========  ==========  ===========
Total Assets............  $5,272,787  $2,432,873  $1,017,603  $2,629,987  $3,663,313  $15,016,563
                          ==========  ==========  ==========  ==========  ==========  ===========

/1/ The economic provision for loan losses reflects the expected normalized loss factor determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio. The economic provision differs from the provision determined under generally accepted accounting principles. The difference between the sum of the economic provision allocated to business segments and the provision in the consolidated financial statements is included in Treasury and Other Corporate.
/2/ Non-interest expense for the Treasury and Other Corporate segment included a restructuring charge of $19.4 million.
/3/ Tax benefits are allocated to the business segment to which they relate.
    In 1998, income taxes for the U.S. Mainland segment included $13.5 million in tax benefits from low income housing tax credits and investment tax credits.

  Within the Hawaii segment, line of business results are divided into retail and commercial operating units. Retail operating units sell and service a broad line of consumer financial products. These units include consumer deposits, consumer lending, residential real estate lending, auto financing, credit cards, and private and institutional services (trust, mutual funds, and stock brokerage). With respect to the commercial component, operating units in Hawaii include small business, middle market, cash management and commercial real estate.

  In the Pacific segment, Pacific Century offers financial products and services to both retail and commercial customers. This segment includes operations in the West and South Pacific.

  Pacific Century serves the West Pacific through Bank of Hawaii branches in Guam, the Commonwealth of the Northern Marianas Islands, the Federated States of Micronesia, the Republic of the Marshall Islands and the Republic of Palau. Additionally, First Savings maintains branches in Guam.

  Pacific Century's presence in the South Pacific includes branches of Bank of Hawaii and various subsidiary and affiliate banks. The Bank of Hawaii branches in this region are in Fiji and American Samoa. Pacific Century's subsidiary banks in the South Pacific are located in French Polynesia, New Caledonia, Papua New Guinea, and Vanuatu. Additionally, Pacific Century maintains an investment in affiliate banks located in Samoa, Solomon Islands and Tonga.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  Pacific Century operates in Asia through Bank of Hawaii branches in Hong Kong, Japan, Singapore, South Korea and Taiwan and a representative office with extensions in the Philippines.

  Pacific Century's business focus in Asia is correspondent banking and trade financing. The activities include letters of credit, remittance processing, foreign exchange, cash management, export bill collection, and working capital loans. The lending emphasis is on short-term loans based on cash flows.

  In the U.S. Mainland segment, consumer and business financial products and services are provided through Pacific Century Bank, N.A. (PCB), which has branches in Southern California and Arizona. PCB's emphasis is to develop a niche in the small and middle business markets and expand relationships with customers who have an interest in the Asia-Pacific region.

  In addition to the operations of PCB, this segment also includes operating units for large corporate lending and leasing. The large corporate lending unit targets businesses that have interests in the Asia-Pacific region and companies in certain targeted industries. Leasing activities consist of providing financing to businesses largely for aircraft, vehicles and equipment.

  The operations in the Treasury and Other Corporate segment, consist of corporate asset and liability management activities including investment securities, federal funds purchased and sold, institutional deposits, short and long-term borrowings, and derivative activities for managing interest rate and currency risks. Additionally, the net residual effect of transfer pricing assets and liabilities also is included in Treasury.

  Other items in this segment consist of the following:

  . The operations of the insurance and other non-bank related subsidiaries.

  . The residual effect of unallocated expenses for support and administrative units.

  . The difference between the sum of the economic provisions allocated to business segments and the provision in the consolidated financial statements.

  . The difference between the sum of the equity allocated to business units and total equity in the consolidated financial statements.

  . Nonrecurring income and expense items.

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Note R--Parent Company Financial Statements

  Condensed financial statements of Pacific Century Financial Corporation (Parent only) follow:

 Condensed Statements of Income

                                                     Years Ended December 31
                                                    ---------------------------
                                                      1998      1997     1996
                                                    --------  -------- --------
                                                    (in thousands of dollars)
Dividends From
  Bank Subsidiaries................................ $ 85,600  $ 97,103 $106,165
  Other Subsidiaries...............................      --     14,000   15,000
Interest Income
  From Subsidiaries................................   10,120     9,987    5,415
  From Others......................................       83     1,625    1,919
Other Income.......................................    1,758       195      143
Securities Gains (Losses)..........................     (316)    1,605      661
                                                    --------  -------- --------
    Total Income...................................   97,245   124,515  129,303
Interest Expense...................................   22,244    19,691    8,036
Other Expense......................................   10,341     9,444    5,950
                                                    --------  -------- --------
    Total Expense..................................   32,585    29,135   13,986
Income Before Income Taxes and Equity in
 Undistributed Income of Subsidiaries..............   64,660    95,380  115,317
Income Tax Benefits................................    6,070     5,029    2,024
                                                    --------  -------- --------
Income Before Equity in Undistributed Income.......   70,730   100,409  117,341
Equity in Undistributed Income of Subsidiaries
  Bank Subsidiaries................................   30,854    34,172   15,539
  Other Subsidiaries...............................    5,380     4,907      244
                                                    --------  -------- --------
                                                      36,234    39,079   15,783
                                                    --------  -------- --------
Net Income......................................... $106,964  $139,488 $133,124
                                                    ========  ======== ========

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

 Condensed Statements of Condition

                                                         December 31
                                               --------------------------------
                                                  1998       1997       1996
                                               ---------- ---------- ----------
                                                  (in thousands of dollars)
Assets
  Cash in Bank of Hawaii...................... $      274 $      100 $      134
  Investment Securities Available for Sale....        430      1,759     11,931
  Equity in Net Assets of Bank Subsidiaries...  1,140,132  1,013,025    868,066
  Equity in Net Assets of Other Subsidiaries..     78,901    155,290    162,446
  Interest-Bearing Deposits from Bank.........    175,200    171,997    200,300
  Net Loans...................................        712        733     10,298
  Trading Securities..........................      2,309      2,352      1,663
  Other Assets................................    123,533    145,853     57,782
                                               ---------- ---------- ----------
    Total Assets.............................. $1,521,491 $1,491,109 $1,312,620
                                               ========== ========== ==========
Liabilities and Shareholders' Equity
  Commercial Paper and Short-Term Borrowings.. $  127,311 $  105,216 $   70,827
  Long-Term Debt..............................    193,093    253,093    163,093
  Other Liabilities...........................     15,493     15,593     12,578
  Shareholders' Equity........................  1,185,594  1,117,207  1,066,122
                                               ---------- ---------- ----------
    Total Liabilities and Shareholders'
     Equity................................... $1,521,491 $1,491,109 $1,312,620
                                               ========== ========== ==========

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Statements of Cash Flows

                                                  Years Ended December 31
                                                ------------------------------
                                                  1998      1997       1996
                                                --------  ---------  ---------
                                                 (in thousands of dollars)
Operating Activities
  Net Income................................... $106,964  $ 139,488  $ 133,124
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities
    Amortization Expense.......................    7,961      6,009      3,943
    Realized Investment Securities Gains.......      (44)    (1,476)      (653)
    Undistributed Income from Subsidiaries.....  (36,234)   (39,079)   (15,783)
    Net Decrease (Increase) in Trading
     Securities................................       43       (689)    (1,663)
    Other Assets and Liabilities, Net..........   14,208    (11,400)    (3,468)
                                                --------  ---------  ---------
      Net Cash Provided by Operating Activi-
       ties....................................   92,898     92,853    115,500
Investing Activities
  Investment Securities Transactions, Net......      330     11,272        449
  Interest Bearing Deposits, Net...............   (3,203)    28,303   (110,854)
  Loan Transactions, Net.......................       21      9,565      2,340
  Capital Contributions to Subsidiaries, Net...  (11,100)   (36,400)    (3,093)
  Purchase of CU Bancorp.......................      --     (54,188)       --
                                                --------  ---------  ---------
      Net Cash Used by Investing Activities....  (13,952)   (41,448)  (111,158)
Financing Activities
  Net Proceeds (Payments) from Borrowings......  (37,905)   124,389     99,361
  Proceeds from Sale of Stock..................   19,223     16,376     13,991
  Stock Repurchased............................   (7,314)  (142,479)   (70,444)
  Cash Dividends Paid..........................  (52,776)   (49,725)   (47,361)
                                                --------  ---------  ---------
      Net Cash Used by Financing Activities....  (78,772)   (51,439)    (4,453)
                                                --------  ---------  ---------
Increase (Decrease) in Cash....................      174        (34)      (111)
Cash at Beginning of Year......................      100        134        245
                                                --------  ---------  ---------
Cash at End of Year............................ $    274  $     100  $     134
                                                ========  =========  =========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

                                   PART III

  The following information required by the Instructions to Form 10-K is incorporated herein by reference (except as otherwise indicated below) from various pages of the Pacific Century Financial Corporation Proxy Statement for the annual meeting of shareholders to be held on April 23, 1999, as summarized below:

Item 10. Directors and Executive Officers of the Registrant

  Election of Directors on pages 2-7. Disclosure of Compliance with section 16(a) of the Securities Exchange Act on page 9.

  For information relative to executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

Item 11. Executive Compensation

  Executive Compensation on pages 12-18.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Voting Securities and Principal Holders Thereof and Election of Directors on pages 1-7.

Item 13. Certain Relationships and Related Transactions

  Transactions with Management and Others on page 27.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Financial Statements and Schedules

    The following consolidated financial statements of Pacific Century Financial Corporation and subsidiaries are included in Item 8:

    Consolidated Statements of Condition--December 31, 1998, 1997, and 1996

    Consolidated Statements of Income--Years ended December 31, 1998, 1997, and 1996

    Consolidated Statements of Shareholders' Equity--Years ended December 31, 1998, 1997, and 1996

    Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997, and 1996

    Notes to Consolidated Financial Statements--December 31, 1998

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

                                 EXHIBIT INDEX

 Exhibit
 Number
 -------
   3.1    Certificate of Incorporation of Pacific Century Financial
          Corporation (incorporated herein by reference to Appendix C of
          Pacific Century Financial Corporation 1998 Proxy Statement dated
          March 10, 1998)
   3.2    By-Laws of Pacific Century Financial Corporation (incorporated herein by reference to Appendix D of Pacific Century Financial
          Corporation 1998 Proxy Statement dated March 10, 1998)
   4.1    Instruments Defining the Rights of Holders of Long-Term Debt
  10.1    Pacific Century Financial Corporation, One-Year Incentive Plan
          Effective January 1, 1999*
  10.2    Pacific Century Financial Corporation, One-Year Incentive Plan
          Effective January 1, 1998 (incorporated herein by reference to
          Exhibit 10.1 of Form 10K for the fiscal year ended December 31,
          1997)*
  10.3    Pacific Century Financial Corporation, One-Year Executive Incentive
          Plan Effective January 1, 1998 (incorporated herein by reference to
          Exhibit 10.2 of Form 10K for the fiscal year ended December 31,
          1997)*
  10.4    Pacific Century Financial Corporation, Long-Term Incentive
          Compensation Plan Effective January 1, 1999*
  10.5    Pacific Century Financial Corporation, Sustained Profit Growth Plan
          Effective January 1, 1998 (incorporated herein by reference to
          Exhibit 10.3 of Form 10K for the fiscal year ended December 31,
          1997)*
  10.6    Bancorp Hawaii, Inc. Sustained Profit Growth Plan Effective January
          1, 1996 (incorporated herein by reference to Exhibit 10.3 of Form
          10K for the fiscal year ended December 31, 1995)*
  10.7    Bancorp Hawaii, Inc. Sustained Profit Growth Plan Effective January
          1, 1997 (incorporated herein by reference to Exhibit 10.3 of Form
          10K for the fiscal year ended December 31, 1996)*
  10.8    Bancorp Hawaii, Inc., Sustained Profit Growth Plan Effective January
          1, 1994 (incorporated herein by reference to Exhibit C of Bancorp
          Hawaii, Inc. 1994 Proxy Statement dated March 10, 1994)*
  10.9    Bancorp Hawaii, Inc. Stock Option Plan of 1983 (incorporated herein by reference to Exhibit 4(a) of Registration No. 2-84164)*
  10.10   Pacific Century Financial Corporation Stock Option Plan of 1988
          (incorporated herein by reference to Exhibit 4(a) of Registration
          No. 33-23495)*
  10.11   Pacific Century Financial Corporation Stock Option Plan of 1988
          Amendment 99-1*
  10.12   Pacific Century Financial Corporation Stock Option Plan of 1994
          (incorporated herein by reference to Exhibit 4(a) of Registration
          No. 33-54777)*
  10.13   Pacific Century Financial Corporation Stock Option Plan of 1994
          Amendment 97-1*
  10.14   Pacific Century Financial Corporation Stock Option Plan of 1994
          Amendment 97-2 (incorporated herein by reference to Appendix A of
          Pacific Century Financial Corporation 1998 Proxy Statement dated
          March 10, 1998)*
  10.15   Pacific Century Financial Corporation Stock Option Plan of 1994
          Amendment 99-2*
  10.16   Bancorp Hawaii, Inc. Key Executive Severance Plan dated April 27,
          1983 (incorporated herein by reference to Exhibit 10.4 of Form 10K for the fiscal year ended December 31, 1995)*
  10.17   Form of Key Executive Severance Agreement (incorporated herein by reference to Exhibit 19(e) of Form 10K for the fiscal year ended
          December 31, 1989 for L. M. Johnson)*
  10.18   Form of Amended Key Executive Change-in-Control Severance Agreement
          (incorporated herein by reference to Exhibit 10(e) of Form 10K for the fiscal year ended December 31, 1994--October 3, 1994 for R. J.
          Dahl)*

 10.19  Form of Key Executive Change-in-Control Severance Agreement
        (incorporated herein by reference to Exhibit 10(f) of Form 10K for the fiscal year ended December 31, 1994--October 3, 1994 for A. T. Kuioka and December 12, 1997 for M.P. Carryer)*
 10.20 Form of Executive Change-in-Control Severance Agreement (incorporated herein by reference to Exhibit 10(g) of Form 10K for the fiscal year ended December 31, 1994--for D. A. Houle)*
 10.21  Pacific Century Financial Corporation Directors' Deferred Compensation
        Plan (Restatement Effective 1/1/96) with Amendment No. 96-1; Trust
        Agreement (Effective 9/1/96) (incorporated by reference herein to Exhibit (4) of Registration No. 333-14929.)
 10.22  Pacific Century Financial Corporation Directors Stock Compensation
        Program (incorporated herein by reference herein to Exhibit (4) of Registration No. 333-02835).
 12.1   Statement Regarding Computation of Ratios
 19.1   Report to Shareholders for Quarter ended September 30, 1998
 21.1   Subsidiaries of the Registrant
 23.1   Consent of Independent Auditors
 27.1   Financial Data Schedule

*Management contract or compensatory plan or arrangement

(b) Registrant filed no Form 8-Ks during the quarter ended December 31, 1998.

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

                            STATISTICAL DISCLOSURES
                            CONTENTS AND REFERENCE

  The following statistical disclosures required by the Instructions to Form 10-K are summarized below:

Item I. Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential

    Interest Differential--Table 23 included in Item 7 of this report.

    Consolidated Average Balances, Income and Expense Summary, and Yields and Rates--Taxable Equivalent--Table 3 included in Item 7 of this report.

    Average Loans--Table 20 included in Item 7 of this report.

    Average Deposits--Table 22 included in Item 7 of this report.

Item II. Investment Portfolio

    Note B to the Audited Financial Statements included in Item 8 of this report.

    Maturity Distribution, Market Value and Weighted-Average Yield to Maturity of Securities--Table 18 included in Item 7 of this report.

Item III. Loan Portfolio

    Loan Portfolio Balances--Table 6 included in Item 7 of this report.

    Maturities and Sensitivities of Loans to Changes in Interest Rates-- Table 21 included in Item 7 of this report.

    Non-Performing Assets and Accruing Loans Past Due 90 Days or More-- Table 10 included in Item 7 of this report.

    Foregone Interest on Non-Accruals--Table 11 included in Item 7 of this report.

    Geographic Distribution of Cross-Border International Assets--Table 9 included in Item 7 of this report.

Item IV. Summary of Loan Loss Experience

    Reserve for Loan Losses--Table 12 included in Item 7 of this report.

    Allocation of Loan Loss Reserve--Table 13 included in Item 7 of this report.

    Narrative discussion of "Reserve for Loss Losses" included in Item 7 of this report.

Item V. Deposits

    Consolidated Average Balances, Income and Expense Summary, and Yields and Rates--Taxable Equivalent--Table 3 included in Item 7 of this report.

    Note E to the Audited Financial Statements included in Item 8 of this report.

Item VI. Return on Equity and Assets

                                                            1998   1997   1996
                                                            -----  -----  -----
      Return on Average Assets.............................  0.72%  0.98%  1.00%
      Return on Average Equity.............................  9.21% 12.57% 12.43%
      Dividend Payout Ratio................................ 49.81% 36.34% 35.80%
      Average Equity to Average Assets Ratio...............  7.81%  7.79%  8.05%

Item VII. Short-Term Borrowings

     Note F to the Audited Financial Statements included in Item 8 of this report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 1999                   Pacific Century Financial
                                          Corporation

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

Date: February 26, 1999

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