Form 10-Q
period 1999-03-31
PACIFIC CENTURY FINANCIAL CORP
filed 1999-05-14
CIK 46195

U N I T E D   S T A T E S

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-Q

  (Mark One)

[ X ]            Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

                                 or

[   ]            Transition Report Pursuant to Section 13 or 15(d) of
         the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

                     Commission File Number 1-6887

                PACIFIC CENTURY FINANCIAL CORPORATION
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

         Delaware                           99-0148992
  ------------------------      ---------------------------------
  (State of incorporation)      (IRS Employer Identification No.)

   130 Merchant Street, Honolulu, Hawaii                96813
   -------------------------------------            -------------
   (Address of principal executive offices)           (Zip Code)

                           808) 643-3888
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

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

Common Stock, $.01 Par Value; outstanding at April 30, 1999 -
80,333,943 shares

PACIFIC CENTURY FINANCIAL CORPORATION and subsidiaries
March 31, 1999




PART I. - Financial Information

Item 1.          Financial Statements

Consolidated Statements of Condition (Unaudited)                Pacific Century Financial Corporation and subsidiaries
----------------------------------------------------------------------------------------------------------------------
                                                           March 31              December 31                 March 31
(in thousands of dollars)                                      1999                     1998                     1998
----------------------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                  $494,202                 $453,527                 $425,637
Investment Securities - Held to Maturity
      (Market Value of $902,830, $668,068
        and $996,667 respectively)                          894,502                  652,802                  992,058
Investment Securities - Available for Sale                2,733,466                3,018,403                2,808,370
Securities Purchased Under Agreements to Resell               4,083                        -                        -
Funds Sold                                                  111,894                   45,683                  119,480
Loans                                                     9,637,661                9,854,000                9,403,406
  Unearned Income                                          (220,206)                (225,915)                (202,865)
  Reserve for Loan Losses                                  (209,329)                (211,276)                (175,194)
----------------------------------------------------------------------------------------------------------------------
    Net Loans                                             9,208,126                9,416,809                9,025,347
----------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                 13,446,273               13,587,224               13,370,892
Cash and Non-Interest Bearing Deposits                      617,362                  564,243                  586,746
Premises and Equipment                                      292,583                  293,591                  285,916
Customers' Acceptance Liability                              13,965                    8,227                   16,893
Accrued Interest Receivable                                  88,887                   85,485                   85,478
Other Real Estate                                             6,225                    5,648                    6,131
Intangibles, including Goodwill                             217,470                  216,106                  204,501
Other Assets                                                245,521                  256,039                  201,258
----------------------------------------------------------------------------------------------------------------------
    Total Assets                                        $14,928,286              $15,016,563              $14,757,815
======================================================================================================================
Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                          $1,676,816               $1,745,747               $1,751,301
         - Interest Bearing                               2,156,649                2,385,285                2,089,060
  Savings                                                   735,442                  740,378                  802,912
  Time                                                    2,539,649                2,637,746                2,845,498
Foreign Deposits
  Demand - Non-Interest Bearing                             409,994                  489,672                  356,684
  Time Due to Banks                                         776,257                  685,137                  622,694
  Other Savings and Time                                  1,139,620                  892,377                  967,250
----------------------------------------------------------------------------------------------------------------------
    Total Deposits                                        9,434,427                9,576,342                9,435,399
Securities Sold Under Agreements to Repurchase            2,090,663                2,008,399                2,304,423
Funds Purchased                                             775,577                  942,062                  559,573
Short-Term Borrowings                                       377,387                  356,822                  259,604
Bank's Acceptances Outstanding                               13,965                    8,227                   16,893
Accrued Retirement Expense                                   40,519                   39,811                   38,560
Accrued Interest Payable                                     76,287                   55,694                   67,171
Accrued Taxes Payable                                       126,243                  114,443                  161,076
Minority Interest                                             4,849                    7,394                    5,824
Other Liabilities                                           105,176                  136,159                   81,214
Long-Term Debt                                              675,634                  585,616                  684,782
----------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                    13,720,727               13,830,969               13,614,519

Shareholders' Equity
Common Stock ($.01 par value at March 31, 1999 and
    December 31, 1998 and $2.00 at March 31, 1998):
    authorized 500,000,000 shares; issued / outstanding;
    March 1999 - 80,537,756 / 80,398,067;
    December 1998 - 80,512,372 / 80,325,998;
    March 1998 - 80,140,398 / 80,140,398                        805                      805                  160,281
Capital Surplus                                             344,955                  342,932                  176,496
Accumulated Other Comprehensive Income                      (23,536)                 (22,476)                 (28,193)
Retained Earnings                                           888,367                  867,852                  834,712
Treasury Stock, at Cost - (March 1999 - 139,689 and
    December 1998 - 186,374 Shares)                          (3,032)                  (3,519)                     -
----------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                            1,207,559                1,185,594                1,143,296
----------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity          $14,928,286              $15,016,563              $14,757,815
======================================================================================================================

Consolidated Statements of Income (Unaudited)                   Pacific Century Financial Corporation and subsidiaries
----------------------------------------------------------------------------------------------------------------------
                                                                           3 Months                 3 Months
                                                                              Ended                    Ended
                                                                           March 31                 March 31
(in thousands of dollars except per share amounts)                             1999                     1998
----------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                                        $178,341                 $187,150
  Loan Fees                                                                   9,581                   10,732
  Income on Lease Financing                                                   8,268                    5,883
  Interest and Dividends on Investment Securities
    Taxable                                                                  13,679                   19,964
    Non-taxable                                                                 276                      294
  Income on Investment Securities Available for Sale                         41,782                   41,470
  Interest on Deposits                                                        8,226                    6,483
  Interest on Security Resale Agreements                                        101                      -
  Interest on Funds Sold                                                      2,553                    1,090
----------------------------------------------------------------------------------------------------------------------
    Total Interest Income                                                   262,807                  273,066
Interest Expense
  Interest on Deposits                                                       68,668                   79,878
  Interest on Security Repurchase Agreements                                 24,416                   30,598
  Interest on Funds Purchased                                                12,768                    6,910
  Interest on Short-Term Borrowings                                           3,249                    2,809
  Interest on Long-Term Debt                                                  9,862                   11,153
----------------------------------------------------------------------------------------------------------------------
    Total Interest Expense                                                  118,963                  131,348
----------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                         143,844                  141,718
Provision for Loan Losses                                                    12,590                   18,303
----------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                         131,254                  123,415
Non-Interest Income
  Trust Income                                                               15,575                   13,960
  Service Charges on Deposit Accounts                                         9,395                    8,214
  Fees, Exchange, and Other Service Charges                                  21,998                   18,910
  Other Operating Income                                                     12,355                    8,399
  Investment Securities Gains                                                 1,847                    3,381
----------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                                61,170                   52,864
Non-Interest Expense
  Salaries                                                                   50,842                   46,265
  Pensions and Other Employee Benefits                                       15,043                   14,907
  Net Occupancy Expense                                                      12,268                   11,108
  Net Equipment Expense                                                      12,127                   10,755
  Other Operating Expense                                                    44,353                   38,416
  Minority Interest                                                             207                      252
----------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expense                                              134,840                  121,703
----------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                   57,584                   54,576
Provision for Income Taxes                                                   22,167                   20,556
----------------------------------------------------------------------------------------------------------------------
Net Income                                                                  $35,417                  $34,020
======================================================================================================================
Basic Earnings Per Share                                                      $0.44                    $0.43
Diluted Earnings Per Share                                                    $0.44                    $0.42
Dividends Declared Per Share                                                  $0.17                  $0.1625
Basic Weighted Average Shares                                            80,421,563               79,881,229
Diluted Weighted Average Shares                                          81,405,868               80,735,604
======================================================================================================================
/TABLE

Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
                                                                                       Other
                                                            Common     Capital Comprehensive    Retained   Treasury   Comprehensive
(in thousands of dollars)                         Total      Stock     Surplus        Income    Earnings      Stock          Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 $1,185,594       $805    $342,932     ($22,476)    $867,852    ($3,519)
Comprehensive Income
     Net Income                                  35,417        -           -            -         35,417       -            $35,417
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment         1,131        -           -          1,131         -          -              1,131
         Foreign Currency Translation Adjustmen  (2,191)       -           -         (2,191)        -          -             (2,191)
-----------------------------------------------------------------------------------------------------------------------------------
     Total Comprehensive Income                                                                                             $34,357
===================================================================================================================================

Common Stock Issued
       81 Profit Sharing Plan                         2        -             2          -           -          -
   19,786 Stock Option Plan                       3,746        -         1,860          -         (1,195)    3,081
    4,276 Dividend Reinvestment Plan              1,447        -           137          -            (16)    1,326
    1,241 Directors' Restricted Shares and
           Deferred Compensation Plan                24        -            24          -           -          -
Treasury Stock Purchased                         (3,920)       -            -           -           -       (3,920)
Cash Dividends Paid                             (13,691)       -            -           -        (13,691)      -
------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                    $1,207,559       $805    $344,955     ($23,536)    $888,367   ($3,032)
========================================================================================================================
Balance at December 31, 1997                 $1,117,207   $159,369    $168,920     ($24,766)    $813,684       $-
Comprehensive Income
     Net Income                                  34,020        -           -            -         34,020        -           $34,020
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment        (2,045)       -           -         (2,045)        -           -            (2,045)
         Foreign Currency Translation Adjustmen  (1,382)       -           -         (1,382)        -           -            (1,382)

     Total Comprehensive Income                                                                                             $30,593

Common Stock Issued
  107,473 Profit Sharing Plan                     2,392        215       2,177          -           -           -
  257,748 Stock Option Plan                       4,064        516       3,548          -           -           -
   90,142 Dividend Reinvestment Plan              2,021        180       1,841          -           -           -
      482 Directors' Restricted Shares and
           Deferred Compensation Plan                11          1          10          -           -           -
Cash Dividends Paid                             (12,992)       -           -            -        (12,992)       -
------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                    $1,143,296   $160,281    $176,496     ($28,193)    $834,712       $-
========================================================================================================================

Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Cash Flows  (Unaudited)
--------------------------------------------------------------------------------------------------------------
Three Months ended March 31
(in thousands of dollars)                                                            1999                 1998
--------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                        $35,417              $34,020
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses, depreciation, and
      amortization of income and expense                                           11,314               18,712
     Deferred income taxes                                                          8,281                 (440)
     Realized and unrealized investment security gains                             (1,952)              (3,523)
     Other assets and liabilities, net                                             (5,863)              15,074
--------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                     47,197               63,843
--------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from redemptions of investment securities held to maturity               104,528              277,813
Purchases of investment securities held to maturity                              (346,227)             (49,656)
Proceeds from sales of investment securities available for sale                   974,607              681,474
Purchases of investment securities available for sale                            (685,809)            (838,459)
Net increase in interest-bearing deposits                                         (34,175)             (89,790)
Net increase in funds sold                                                        (70,294)             (39,023)
Net decrease in loans and lease financing                                         230,343               82,367
Premises and equipment, net                                                        (7,112)              (5,843)
Purchase of Triad Insurance Agency, Inc.
   net of cash and non-interest bearing deposits acquired                          (2,183)                  --
Purchase of additional interest in Bank of Hawaii Nouvelle Caledonie,
   net of cash and non-interest bearing deposits acquired                            (642)                  --
Purchase of additional interest in Banque de Tahiti,
   net of cash and non-interest bearing deposits acquired                            (633)                  --
--------------------------------------------------------------------------------------------------------------
     Net cash provided by investing activities                                    162,403               18,883
--------------------------------------------------------------------------------------------------------------
Financing Activities
Net decrease in demand, savings, and time deposits                               (167,695)            (172,296)
Proceeds from lines of credit and long-term debt                                  276,766                   --
Principal payments on lines of credit and long-term debt                         (186,878)             (21,007)
Net decrease in short-term borrowings                                             (64,091)             (92,123)
Net proceeds from sale of stock                                                     1,299                8,488
Cash dividends                                                                    (13,691)             (12,992)
--------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                       (154,290)            (289,930)
--------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                            (2,191)              (1,382)
--------------------------------------------------------------------------------------------------------------
     Increase (Decrease) in cash and non-interest bearing deposits                 53,119             (208,586)

Cash and non-interest bearing deposits at beginning of year                       564,243              795,332
--------------------------------------------------------------------------------------------------------------
Cash and non-interest bearing deposits at end of period                          $617,362             $586,746
==============================================================================================================

Note 1.          Basis of Presentation

         The accompanying unaudited consolidated financial statements of Pacific Century Financial Corporation (Pacific Century) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments of a normal and recurring nature, including adjustments related to completed acquisitions which are necessary for a fair presentation of the results for the interim periods, and should be read in conjunction with the audited consolidated financial statements and related notes included in Pacific Century's 1998 Annual Report to Shareholders. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         International operations include certain activities located domestically in Hawaii, as well as branches and subsidiaries domiciled outside the United States. The operations of Bank of Hawaii and First Savings and Loan Association of America located in the West and South Pacific that are denominated in U.S.
dollars are classified as domestic. Pacific Century's international operations are located in Japan, South Korea, Singapore, Hong Kong, Taiwan, French Polynesia, New Caledonia,
Papua New Guinea and Vanuatu.

         Certain amounts in prior period financial statements have been reclassified to conform to the 1999 presentation.

Note 2.          Recent Accounting Pronouncements

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

Note 3.          Acquisitions

         In January 1999, Pacific Century acquired Triad Insurance Agency, Inc. (Triad), a major Hawaii-based property/casualty insurance agency. In Hawaii, Triad represents a number of large U.S. property/casualty insurance companies for whom it acts as a servicing agent. The merger, accounted for as a purchase, will expand Pacific Century's range of financial services which it can offer to customers. Goodwill of approximately $4 million will be amortized over 15 years on a straight-line basis.

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

Note 4.          Earnings Per Share

         For the three months ended March 31, 1999 and 1998, there were no adjustments to net income (the numerator) for purposes of computing basic and diluted earnings per share (EPS). The weighted average shares (the denominator) for computing basic and diluted EPS for the three months ended March 1999 and March 1998 are presented in the Consolidated Statements of Income. Included in the weighted average shares for computing EPS is the dilutive effect of stock options of 984,305 and 854,375 shares for the quarters ended March 31, 1999 and March 31, 1998, respectively.

Note 5.          Income Taxes

         The provision for income taxes is computed by applying statutory federal and state income tax rates to income before income taxes as reported in the consolidated financial statements after adjusting for non-taxable items, principally from certain state tax adjustments, tax exempt interest income, bank owned life insurance income and tax credits for low income housing, foreign taxes and investment tax credits.

Note 6.          Restructuring Charge

         In the second quarter of 1998, Pacific Century recognized a pre-tax restructuring charge of $19.4 million in connection with its strategic actions to accelerate expense reduction and improve efficiency. These actions primarily included the merger in Hawaii of First Federal Savings and Loan Association of America with Bank of Hawaii, and the merger of Pacific Century Bank, N.A. and California United Bank into a single nationally chartered entity. In August 1998, the consolidation of Pacific Century's two U.S. Mainland banks was consummated under the name Pacific Century Bank, N.A. The merger of the two Hawaii-based companies was completed as of September 30, 1998 and resulted in the closing of 19 thrift branches and eight Bank of Hawaii branches during 1998. Also, as part of the restructuring plan, Bank of Hawaii's credit card services activities were outsourced in the fourth quarter of 1998 to a third party vendor.

         The restructuring charge included expected direct and incremental costs associated with these consolidations and initiatives and consisted of $9.1 million for lease termination costs, $5.4 million for disposal of fixed assets, $1.6 million for staff reduction, and $3.3 million for data processing and other costs. As of December 31, 1998, the balance in the restructuring accrual was $9.6 million, of which $7.8 million related to termination of lease obligations. During the first quarter, the amount utilized from the restructuring accrual totaled $1.7 million, leaving the balance of the restructuring accrual at $7.9 million, most of which related to the termination of lease obligations.

         Since the establishment of the restructuring accrual, no adjustments have been made to revise the accrual. Pacific
Century believes that the restructuring accrual as of March 31, 1999 remains adequate to complete the planned initiatives.

Note 7.          Business Segments

     Pacific Century is a financial services organization that maintains a broad presence throughout the Pacific region.
Pacific Century has aligned its operations into the following four major geographic business segments: Hawaii, the Pacific, Asia, and the U.S. Mainland. In addition, the Treasury and Other Corporate segment includes corporate asset and liability management activities and the unallocated portion of various administrative and support units. Descriptions of the business segments are discussed in Pacific Century's 1998 Annual Report to Shareholders on pages 93-95. There have been no significant changes in these descriptions since year-end.

         Line of business results are determined based on Pacific Century's internal financial management reporting process and organization structure. The financial management reporting process uses various techniques to assign and transfer balance sheet and income statement amounts between business units. In measuring line of business financial performance, Pacific Century utilizes certain accounting practices that differ from generally accepted accounting principles. Accordingly, certain balances reflected in the line of business report differ from the corresponding amounts in the Consolidated Financial Statements. Accounting practices and other key elements of Pacific Century's line of business financial management reporting is discussed in Pacific Century's 1998 Annual Report to Shareholders.

         From time to time, Pacific Century's line of business management reporting process may change based on refinements in segment reporting policies or changes in accounting systems, information systems, organizational structure, or product lines. These changes could result in a realignment of business lines or modifications to allocation and transfer methodologies. Should material changes be made to the financial management reporting process, prior period reports would be restated.

         Presented below are the financial results for each of Pacific Century's major market segments for the quarters ended
March 31, 1999 and 1998.

Line of Business Selected Financial Information
----------------------------------------------------------------------------------------------------------------
                                                                                       Treasury
                                                                              U. S.   and Other    Consolidated
(in thousands of dollars)                Hawaii     Pacific        Asia    Mainland   Corporate           Total
----------------------------------------------------------------------------------------------------------------
March 31, 1999
Net Interest Income                     $72,818     $30,900      $8,751     $26,185      $5,190        $143,844
Economic Provision (1)                   (8,915)     (3,383)     (1,227)     (2,951)      3,886        (12,590)
----------------------------------------------------------------------------------------------------------------
Risk-Adjusted Net Interest Income        63,903      27,517       7,524      23,234       9,076        131,254
Non-Interest Income                      30,821      11,338       4,221       2,829      11,961         61,170
----------------------------------------------------------------------------------------------------------------
Total Risk-Adjusted Revenue              94,724      38,855      11,745      26,063      21,037        192,424
Non-Interest Expense                     72,519      27,902       6,760      17,472      10,187        134,840
----------------------------------------------------------------------------------------------------------------
Net Income Before Income Taxes           22,205      10,953       4,985       8,591      10,850         57,584
Income Taxes (2)                         (9,605)     (4,541)     (1,962)     (1,720)     (4,339)       (22,167)
----------------------------------------------------------------------------------------------------------------
Net Income                              $12,600      $6,412      $3,023      $6,871      $6,511         $35,417
================================================================================================================
Total Assets                         $5,209,603  $2,420,963  $1,223,607  $2,819,027  $3,255,086     $14,928,286
================================================================================================================

March 31, 1998
Net Interest Income                     $74,734     $25,950      $7,986     $24,895      $8,153        $141,718
Economic Provision (1)                   (9,122)     (3,072)     (1,278)     (2,731)     (2,100)       (18,303)
----------------------------------------------------------------------------------------------------------------
Risk-Adjusted Net Interest Income        65,612      22,878       6,708      22,164       6,053        123,415
Non-Interest Income                      27,272       9,447       5,197       2,794       8,154         52,864
----------------------------------------------------------------------------------------------------------------
Total Risk-Adjusted Revenue              92,884      32,325      11,905      24,958      14,207        176,279
Non-Interest Expense                     70,799      22,992       6,231      17,465       4,216        121,703
----------------------------------------------------------------------------------------------------------------
Net Income Before Income Taxes           22,085       9,333       5,674       7,493       9,991         54,576
Income Taxes (2)                         (9,498)     (3,841)     (2,262)       (959)     (3,996)       (20,556)
----------------------------------------------------------------------------------------------------------------
Net Income                              $12,587      $5,492      $3,412      $6,534      $5,995         $34,020
================================================================================================================
Total Assets                         $5,339,420  $2,112,666  $1,602,722  $2,884,638  $2,818,369     $14,757,815
================================================================================================================

(1) The economic provision for loan losses reflects the expected normalized loss factor determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio.  The economic provision differs from the provision determined under generally accepted accounting principles.  The difference between the sum of the economic provision allocated to business segments and the provision in the consolidated financial statements is included in Treasury and Other Corporate.

(2) Tax benefits are allocated to the business segment to which they relate.  In the quarters ended March 31, 1999 and 1998, income taxes for the U. S. Mainland segment included $2.8 million and $2.7 million, respectively, in tax benefits from low income housing tax credits and investment tax credits.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PERFORMANCE HIGHLIGHTS

         Pacific Century Financial Corporation (Pacific Century) reported earnings for the three months ended March 31, 1999 of $35.4 million compared to $34.0 million for the same period in 1998, an increase of 4.1%.

         Both basic and diluted earnings per share for the first quarter of 1999 were $0.44. Comparatively, basic and diluted earnings per share were $0.43 and $0.42, respectively, for the same period in 1998.

         For the first quarter of 1999, return on average assets
(ROAA) was 0.96% compared to 0.95% for the same quarter in 1998 and 0.72% for the twelve months of 1998. Return on average equity (ROAE) was 12.00%, 12.11%, and 9.21%, for the similar periods. The 1998 full year results included a special loan loss provision and restructuring charge recognized in the second quarter of 1998. Further discussion is included in Pacific Century's 1998 Annual Report on Form 10-K.

         Pacific Century has accounted for all of its business acquisitions under the purchase method, which results in the recording of goodwill and other intangible assets. These intangible assets are amortized over various periods as a non-cash charge to operating income. Operating results under a tangible performance basis excludes from reported earnings the after tax impact of amortization of all intangibles, including goodwill. On a tangible performance basis, Pacific Century's earnings for the first quarter of 1999 were $39.3 million compared with $36.5 million for the same period in 1998. On a per share basis, tangible diluted earnings per share were $0.48 and $0.45 for the first quarters of 1999 and 1998, respectively.

         First quarter tangible ROAA for Pacific Century was 1.08% in 1999 and 1.03% in 1998. Tangible ROAE was 16.21% and 15.87% for the similar quarters of 1999 and 1998, respectively.

         Net interest income (on a taxable equivalent basis) for the first quarter of 1999 increased to $144.0 million from $141.9 million for the same quarter in 1998. The increase is attributed to a rise in average earning assets, partially offset by a 5 basis point decline in net interest margin between the periods.

         Total assets at March 31, 1999 were just under $15 billion, a 1.2% increase from the same date a year ago and 0.6% below total assets reported at December 31, 1998. Average assets in the first quarter were $15.0 billion, up 2.8% over the same year ago period. Average assets for the first quarter of 1999 reflected a slight increase of 0.4% over the fourth quarter of 1998.

         Non-performing assets, exclusive of accruing loans past due 90 days or more, increased to $163.3 million, or 1.69% of total loans, at March 31, 1999, compared to $94.4 million, or 1.00% of total loans, at March 31, 1998 and $137.5 million, or 1.40% of total loans at year-end 1998. The increase in non-performing assets since year-end is largely accounted for by a rise in the commercial and industrial and commercial real estate categories.
See "Credit Risk - Non-Performing Assets and Past Due Loan"
section in this report for further details.

         The reserve for loan losses totaled $209.3 million at the end of March 1999, representing 2.22% of loans outstanding, compared to $175.2 million and 1.90%, respectively, on the same date in 1998. Net charge-offs for the first quarter of 1999 were $10.8 million, or 0.46% of average loans, compared to $17.9 million and 0.78%, respectively, in 1998. For the current quarter, provisions for loan losses of $12.6 million were charged to income, down from $18.3 million for the same quarter in 1998.

Performance Highlights
Table  1
--------------------------------------------------------------------------------------
 (in millions of dollars except per share amounts)

                                                                          Percent
Earnings Measures                                     1999         1998    Change
--------------------------------------------------------------------------------------
Three Months Ended March 31
Net Income                                          $35.4         $34.0      4.1%
Basic Earnings Per Share                             0.44          0.43      2.3
Diluted Earnings Per Share                           0.44          0.42      4.8

At March 31
Total Assets                                    $14,928.3     $14,757.8      1.2%
Total Loans                                       9,208.1       9,025.3      2.0
Total Deposits                                    9,434.4       9,435.4      0.0
Total Shareholders' Equity                        1,207.6       1,143.3      5.6

Excluding the Effects of Intangibles (1)
Three Months Ended March 31
  Tangible Net Income                               $39.3         $36.5      7.5%
  Tangible Basic Earnings Per Share                  0.49          0.46      6.5
  Tangible Diluted Earnings Per Share                0.48          0.45      6.7

--------------------------------------------------------------------------------------
Performance Ratios                                    1999         1998
--------------------------------------------------------------------------------------
Three Months Ended March 31
Return on Average Assets                             0.96%        0.95%
Return on Average Equity                            12.00%       12.11%

Excluding the Effects of Intangibles (1)
  Tangible Return on Average Assets                  1.08%        1.03%
  Tangible Return on Average Equity                 16.21%       15.87%

At March 31
Average Equity to
  Average Assets Ratio                               7.98%        7.81%
Loan Loss Reserve to Loans Outstanding               2.22%        1.90%
--------------------------------------------------------------------------------------

(1) Intangibles include goodwill, core deposit and trust intangibles, and other intangibles.

/TABLE

Forward-Looking Statements

         This report contains forward-looking statements regarding Pacific Century's beliefs, estimates, projections and assumptions. Although Pacific Century believes that its expectations are based on reasonable assumptions, there can be no assurance that such assumptions will ultimately materialize. Forward-looking statements are contained in various sections of this report including those covering the Overview, International Operations, Market Risk and Year 2000. These forward-looking statements are subject to risks and uncertainties, and accordingly, actual results could differ significantly from those stated or implied by such forward-looking statements. Factors that might cause differences to occur include, but are not limited to, economic conditions in the markets Pacific Century serves and those that impact Hawaii, the U.S. Mainland and Asian economies, fluctuations in interest rates, changes in currencies of Asian Rim and South Pacific countries relative to the U.S. dollar, credit quality, and changes in applicable federal, state, and foreign income tax laws and regulatory and monetary policies, and the nature and level of competition. Additional forward-looking statements that could significantly differ from estimates include uncertainties relating to Pacific Century's efforts to prepare its systems and technology for Year 2000 readiness, as well as uncertainties relating to the ability of third parties with whom Pacific Century has business relationships to address Year 2000 issues in a timely and adequate manner.

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

         Pacific Century assesses the financial performance of its operating components primarily in accordance with geographic areas of operations. For business segment reporting, Pacific Century has aligned its operations into the following four major geographic segments: Hawaii, the Pacific, Asia, and the U.S. Mainland. In addition there is also a segment for Treasury and Other Corporate. A further discussion of these segments and the reporting process is included in the 1998 Annual Report to Shareholders.

         Note 7 to the Consolidated Financial Statements presents the line of business financial report for each of Pacific Century's major market segments for the quarter ended March 31, 1999 and 1998. Because the market segment financial report is prepared in accordance with accounting practices that could differ from generally accepted accounting principles, the amounts reflected therein may not agree with the corresponding amounts reported in the Consolidated Financial Statements and Management Discussion and Analysis of Financial Condition and Results of Operations.

         In addition to the performance measurements in the line of business financial report, Pacific Century also utilizes risk-adjusted return on capital (RAROC) to assess business segment performance. RAROC is the ratio of net income to risk-adjusted equity. Equity is allocated to business units based on various risk factors inherent in the operations of each unit. A second performance measurement is net income after capital charge
(NIACC). NIACC is net income available to common shareholders less a charge for allocated capital. The cost of capital is based on the estimated minimum rate of return expected by the financial markets. The minimum rate of return consists of the following components: the long-term government bond rate plus an additional level of return for the average risk premium of an equity investment adjusted for Pacific Century's market risk.
Over the past few years the cost of capital has fluctuated between 12% to 15%.

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

         Within the Hawaii segment, line of business results are divided into retail and commercial operating units. Retail operating units service and sell a broad line of consumer financial products. These units include consumer deposits, consumer lending, residential real estate lending, auto financing, credit cards, and private and institutional services (trust, mutual funds, and stock brokerage).

         For the quarter ended March 31, 1999, the Hawaii segment contributed $12.6 million in net income the same amount reported for the first quarter of 1998. RAROC for this segment declined to 13.0% for the first quarter of 1999 from 13.4% for the first quarter of 1998. Total assets in the Hawaii segment also declined to $5.2 billion at March 31, 1999 from $5.3 billion at both year-end 1998 and a year ago.

Pacific Market

         Pacific Century's Intra-Pacific region spans island nations across the West and South Pacific. Pacific Century is the only
United States financial institution to have such a broad presence in this region.

         Pacific Century serves the West Pacific through branches of both Bank of Hawaii and First Savings and Loan Association of
America (First Savings).

         Pacific Century's presence in the South Pacific includes various subsidiary and affiliate banks and branches of Bank of Hawaii. Principal subsidiaries in the South Pacific are located in French Polynesia and New Caledonia. The Bank of Hawaii locations in this region consist of three branches in Fiji and two branches in American Samoa.

         Net income in the Pacific segment was $6.4 million for the quarter ended March 31, 1999 compared with $5.5 million for the similar quarter in 1998. The improvement reflected the impact of the acquisitions. RAROC, including the amortization of intangibles for this segment, improved to 12.4% for the first quarter of 1999 from 12.3% for the same quarter in 1998. Total assets in the Pacific segment increased to $2.4 billion at the end of March 1999 compared with $2.1 billion a year ago and $2.4 billion at year-end 1998.

Asia Market

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

         For the quarter ended March 31, 1999, net income in the Asia segment was $3.0 million compared with $3.4 million for the same quarter in 1998. RAROC for this segment was 13.9% for the first quarter of 1999 compared with 14.0% for the same quarter in 1998 and 14% for all of 1998.  As of March 31, 1999, March 31, 1998
and December 31, 1998, total assets in the Asia segment were $1.2 billion, $1.6 billion and $1.0 billion, respectively.

         For additional information on Asia, see the "International Operations" section in this report.

U.S. Mainland Market

         Pacific Century's U.S. Mainland segment includes Pacific
Century Bank, N.A. (PCB) and Bank of Hawaii operating units for large corporate lending and leasing.

         For the first quarter of 1999, the U.S. Mainland segment contributed $6.9 million in net income, which included tax benefits of $2.8 million from low income housing tax credits and investment tax credits. Comparatively, net income and tax benefits attributed to the U.S. Mainland segment were $6.5 and $2.7, respectively, for the first quarter of 1998. RAROC, including the amortization of intangibles for this segment was 9.7% for the first quarter of 1999, improving from 9.5% for the same quarter in 1998, but declining from 10% for all of 1998. As of March 31, 1999, March 31, 1998 and December 31, 1998, total assets in the U.S. Mainland segment were $2.8 billion, $2.9 billion and $2.6 billion, respectively.

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

         The Treasury and Other Corporate segment reflected net income of $6.5 million for the first quarter of 1999 compared with $6.0 million for the same quarter in 1998. For the full year 1998, the Treasury and Other Corporate segment reported a loss of $5.2 million. The loss reflected special charges in the second quarter of 1998 for an increase in the consolidated provision for loan losses that exceeded the economic provision and a pre-tax restructuring charge of $19.4 million. At March 31, 1999, March 31, 1998 and year-end 1998 this segment held assets of $3.3 billion, $2.8 billion, and $3.7 billion, respectively.

STATEMENT OF INCOME ANALYSIS

         Comparability between periods in the Consolidated Statements of Income is impacted by the timing of the 1999 acquisition of Triad and the 1998 acquisitions of Banque Paribas Pacifique and Banque Paribas Polynesie.

Net Interest Income

         For the first quarter of 1999, net interest income (taxable equivalent basis) was $144.0 million, up from $141.9 million for the same period in 1998. The increase relative to 1998 is largely due to the acquisitions, which have helped to grow average earning assets. Average earning assets were $13.8 billion in the first quarter of 1999 compared with $13.4 billion for the same period in 1998, reflecting a period-over-period increase of 2.7%. In the first quarter of 1999, the average net interest margin on earning assets declined modestly to 4.24% from 4.29% for the same period in 1998 and improved from 4.22% for all of 1998. Presented in Table 2 are the average balances, yields, and rates paid for the quarters ended March 31, 1999 and 1998, and December 31, 1998. Additionally, the results for the full year of 1998 are also presented.

Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent (Unaudited)
Table 2
-----------------------------------------------------------------------------------------------------
                                              Three Months Ended           Three Months Ended
                                                 March 31, 1999               March 31, 1998
                                            Average  Income/  Yield/     Average   Income/  Yield/
(in millions of dollars)                    Balance  Expense    Rate     Balance   Expense    Rate
-----------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                 $466.6     $8.2    7.15%     $368.7      $6.5    7.13%
  Investment Securities Held to Maturity
    -Taxable                                 790.0     13.7    7.02     1,118.7     20.0     7.24
    -Tax-Exempt                               11.7      0.4   14.73        12.0      0.4    15.25
  Investment Securities Available for Sal  2,815.3     41.8    6.02     2,562.9     41.5     6.56
  Funds Sold                                 208.2      2.7    5.17       127.1      1.1     3.48
  Net Loans
    -Domestic                              7,778.2    158.3    8.25     7,690.8    162.5     8.57
    -Foreign                               1,713.7     28.3    6.71     1,543.2     30.6     8.04
  Loan Fees                                             9.6                         10.7
-----------------------------------------------------------------------------------------------------
    Total Earning Assets                  13,783.7    263.0    7.74    13,423.4    273.3     8.26
Cash and Due From Banks                      517.6                        560.0
Other Assets                                 694.3                        598.8
-----------------------------------------------------------------------------------------------------
    Total Assets                         $14,995.6                    $14,582.2
=====================================================================================================
Interest Bearing Liabilities
  Domestic Dep- Demand                    $2,163.9     12.0    2.25    $2,171.5     14.0     2.61
              - Savings                      735.0      3.7    2.02       823.5      5.0     2.48
              - Time                       2,610.9     30.7    4.77     2,873.4     38.8     5.47
-----------------------------------------------------------------------------------------------------
    Total Domestic                         5,509.8     46.4    3.41     5,868.4     57.8     3.99
  Foreign Deposits
    - Time Due to Banks                      652.9      8.6    5.36       622.0      9.5     6.17
    - Other Time and Savings               1,160.1     13.7    4.77     1,013.2     12.6     5.05
-----------------------------------------------------------------------------------------------------
    Total Foreign                          1,813.0     22.3    4.98     1,635.2     22.1     5.48
-----------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits        7,322.8     68.7    3.80     7,503.6     79.9     4.32
Short-Term Borrowings                      3,372.5     40.4    4.86     3,039.7     40.3     5.38
Long-Term Debt                               651.8      9.9    6.14       694.0     11.2     6.52
-----------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities    11,347.1    119.0    4.25    11,237.3    131.4     4.74
-----------------------------------------------------------------------------------------------------
Net Interest Income                                   144.0    3.49                141.9     3.52
Average Spread on Earning Assets                               4.24%                         4.29%
Demand Deposit- Domestic                   1,644.4                      1,698.2
              - Foreign                      448.2                        271.9
-----------------------------------------------------------------------------------------------------
Total Demand Deposits                      2,092.6                      1,970.1
Other Liabilities                            359.1                        236.0
Shareholders' Equity                       1,196.8                      1,138.8
-----------------------------------------------------------------------------------------------------
    Total Liabilities and
         Shareholders' Equity            $14,995.6                    $14,582.2
=====================================================================================================
Provision for Loan Losses                              12.6                         18.3
Net Overhead                                           73.7                         68.8
-----------------------------------------------------------------------------------------------------
Income Before Income Taxes                             57.7                         54.8
Provision for Income Taxes                             22.2                         20.6
Tax-Equivalent Adjustment                               0.1                          0.2
-----------------------------------------------------------------------------------------------------
Net Income                                            $35.4                        $34.0
=====================================================================================================


Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent (Unaudited)
Table 2
-----------------------------------------------------------------------------------------------------
                                                Three Months Ended            Twelve Months Ended
                                                 December 31, 1998             December 31, 1998
                                            Average   Income/  Yield/     Average   Income/  Yield/
(in millions of dollars)                    Balance   Expense    Rate     Balance   Expense    Rate
-----------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                 $510.0     $10.9    8.48%     $508.8     $36.7    7.21%
  Investment Securities Held to Maturity
    -Taxable                                 670.0     13.3     7.86       890.6      67.7    7.60
    -Tax-Exempt                               11.7      0.4    14.21        11.8       1.7   14.34
  Investment Securities Available for Sale 2,983.0     43.9     5.83     2,769.3     171.0    6.17
  Funds Sold                                  67.9      0.8     4.65        69.7       3.8    5.45
  Net Loans
    -Domestic                              7,727.2    156.4     8.03     7,669.7     643.8    8.39
    -Foreign                               1,762.9     33.4     7.53     1,752.6     130.4    7.44
  Loan Fees                                            10.3                           45.3
-----------------------------------------------------------------------------------------------------
    Total Earning Assets                  13,732.7    269.4     7.78    13,672.5   1,100.4    8.05
Cash and Due From Banks                      585.0                         590.1
Other Assets                                 611.8                         608.1
-----------------------------------------------------------------------------------------------------
    Total Assets                         $14,929.5                     $14,870.7
=====================================================================================================
Interest Bearing Liabilities
  Domestic Dep- Demand                    $2,074.1     13.3     2.54    $2,114.8      55.7    2.64
              - Savings                      755.1      3.9     2.07       783.9      18.5    2.35
              - Time                       2,798.1     34.5     4.89     2,780.7     145.4    5.23
-----------------------------------------------------------------------------------------------------
    Total Domestic                         5,627.3     51.7     3.65     5,679.4     219.6    3.87
  Foreign Deposits
    - Time Due to Banks                      630.2     10.2     6.41       596.1      40.4    6.78
    - Other Time and Savings               1,188.5     14.6     4.88     1,176.1      57.9    4.92
-----------------------------------------------------------------------------------------------------
    Total Foreign                          1,818.7     24.8     5.41     1,772.2      98.3    5.55
-----------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits        7,446.0     76.5     4.08     7,451.6     317.9    4.27
Short-Term Borrowings                      3,031.9     39.2     5.12     3,072.9     162.6    5.29
Long-Term Debt                               639.3     10.0     6.20       676.5      42.7    6.32
-----------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities    11,117.2    125.7     4.48    11,201.0     523.2    4.67
-----------------------------------------------------------------------------------------------------
Net Interest Income                                   143.7     3.30                 577.2    3.38
Average Spread on Earning Assets                                4.15%                         4.22%
Demand Deposit- Domestic                   1,648.3                       1,650.4
              - Foreign                      511.8                         447.7
-----------------------------------------------------------------------------------------------------
Total Demand Deposits                      2,160.1                       2,098.1
Other Liabilities                            466.7                         410.8
Shareholders' Equity                       1,185.5                       1,160.8
-----------------------------------------------------------------------------------------------------
    Total Liabilities and
      Shareholders' Equity               $14,929.5                     $14,870.7
=====================================================================================================
Provision for Loan Losses                              13.0                           84.0
Net Overhead                                           75.6                          329.0
-----------------------------------------------------------------------------------------------------
Income Before Income Taxes                             55.1                          164.2
Provision for Income Taxes                             19.9                           56.6
Tax-Equivalent Adjustment                               0.2                            0.6
-----------------------------------------------------------------------------------------------------
Net Income                                            $35.0                         $107.0
=====================================================================================================
/TABLE

Provision for Loan Losses

         The provision for loan losses was $12.6 million for the first quarter, down from $18.3 million for the same quarter in 1998. The smaller 1999 provision reflects a decline in net loan charge-offs. Comparatively, the provision for loan losses was $84.0 million for all of 1998. The provision for loan losses in 1998 primarily reflected a higher level of gross loan charge-offs relating mostly to the foreign category and a build up of reserves. For further information on credit quality, refer to the section on "Credit Risk - Reserve for Loan Losses."

Non-Interest Income

         For the first quarter of 1999, total non-interest income was $61.2 million, compared to $52.9 million for the same quarter in 1998, an increase of 15.7%. The incremental non-interest income attributed to the acquisitions was approximately $3.6 million for the first quarter of 1999.

Non-Interest Income
Table 3
                                                            3 Months Ended            3 Months Ended
(in millions)                                               March 31, 1999            March 31, 1998
-----------------------------------------------------------------------------------------------------------
Trust Income                                                         $15.6                     $14.0
Service Charges on Deposit Accounts                                    9.4                       8.2
Fees, Exchange and Other Service
  Charges                                                             22.0                      18.9
Other Operating Income                                                12.4                       8.4
Investment Securities Gains                                            1.8                       3.4
------------------------------------------------------------------------------------------------------------
     Total Non-Interest Income                                       $61.2                     $52.9
============================================================================================================

         Trust income for the first quarter of 1999 increased to $15.6 million, up 11.6% from the same quarter last year. Pacific Century continues to see growth in this revenue category due in part, to organizational changes that have allowed relationship officers to deliver a wider array of financial services to customers. The Pacific Capital family of mutual funds and Hawaiian Tax Free Trust, which are managed by Pacific Century Trust, have continued to experience growth. The growth in these funds has contributed to the growth in trust income for the quarter.
         Service charges on deposit accounts increased to $9.4 million, from $8.2 million for the first quarter of 1998. Most of the growth resulted from an increase in account analysis fees recognized on commercial accounts. The acquisitions accounted for approximately $0.2 million of the increase between the first quarters of 1999 and 1998.

         Fees, exchange and other service charges increased to $22.0 million for the first quarter of 1999, from $18.9 million in the same 1998 quarter. Approximately $0.8 million of the increase between 1999 and 1998 was due to the acquisitions. Income generated from international activities including letter of credit and acceptance fees, profit on foreign currency, and exchange fees all reported increases. Collectively, income from these sources totaled $11.1 million for the first quarter of 1999, a 9.4% increase over the same period in 1998.

         Mortgage servicing fees increased to $2.0 million for the first quarter of 1999, up 9.2% from $1.9 million for the same period in 1998. This increase is due to the growth in Pacific Century's mortgage servicing portfolio to $2.3 billion at March 31, 1999 from $1.6 billion at March 31, 1998. The growth in the servicing portfolio reflected Bank of Hawaii's record level of residential loan originations in 1998 that totaled $1.06 billion, and the effects of continuing strong loan demand in 1999.

         Also, included in fees, exchange and other service charges are fees earned through Pacific Century's ATM network. Pacific Century's ATM network at the end of March 1999 was 488 machines, compared to 492 at year-end 1998 and 476 a year ago. Fees generated by this network totaled $3.6 million for the first quarter of 1999, compared to $2.2 million for the same quarter in 1998.

         Other operating income for the first quarter of 1999 was $12.4 million, a strong increase over the $8.4 million reported for the same quarter of 1998. The growth in large measure reflected the 1999 acquisition of Triad. For the current quarter, insurance commissions of approximately $2.2 million were reported. Affiliates in the South Pacific and the acquisition resulted in an increase of about $0.8 million between 1999's and 1998's first quarters.

         Sales of investment securities during the first quarter of 1999 resulted in a net securities gain of $1.8 million, compared to net gains of $3.4 million for the same quarter last year.

Non-Interest Expense

Restructuring and Redesign Program

         On February 17, 1998, Pacific Century announced a restructuring and redesign program to accelerate expense reduction, improve efficiency and enhance revenues. The program is described in Pacific Century's 1998 Annual Report to
Shareholders.

         In connection with the restructuring portion of the program, a pre-tax restructuring charge of $19.4 million was taken in the second quarter of 1998. The restructuring charge consists of direct and incremental costs that are primarily associated with closing facilities and reducing staff. Through March 31, 1999, $11.5 million of the restructuring accrual has been utilized.
For the first quarter, $1.7 million was charged to the accrual. Pacific Century believes that the restructuring accrual as of March 31, 1999 remains adequate to complete the planned initiatives.

         Pacific Century's redesign program continues in 1999 with a comprehensive process to increase revenues and further improve efficiency. Pacific Century has contracted with a nationally recognized corporate redesign specialist to assist in this activity. The redesign timeline calls for a six-month process review and idea development phase that began in March 1999 followed by a twelve-month implementation phase. Pacific Century is in the early stages of this redesign program, with much effort remaining before opportunities are quantified or realized.

Non-Interest Expense

         Total non-interest expense for the first quarter of 1999 was $134.8 million compared with $121.7 million for the similar quarter of 1998, an increase of 10.8%. The incremental increase in non-interest expense due to the acquisitions was approximately $4.6 million in the first quarter of 1999, including the amortization of intangibles for both the Paribas and Triad acquisitions. Excluding the effects of the acquisitions, non-interest expense increased by approximately 7.0% from the first quarter of 1998.

Non-Interest Expense
Table 4
                                                            3 Months Ended            3 Months Ended
(in millions)                                               March 31, 1999            March 31, 1998
-----------------------------------------------------------------------------------------------------------
Salaries                                                             $50.8                     $46.3
Pension and Other Employee Benefits                                   15.0                      14.9
Net Occupancy Expense                                                 12.3                      11.1
Net Equipment Expense                                                 12.1                      10.8
Other Operating Expense                                               44.4                      38.4
Minority Interest                                                      0.2                       0.2
-----------------------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                     $134.8                    $121.7
===========================================================================================================

         Salaries and pension and other employee benefits expense totaled $65.9 million for the first quarter of 1999 compared with $61.2 million for the same quarter last year. Approximately $2.0 million of the increase is attributed to the acquisitions. Excluding the effects of the acquisitions, these expenses would have increased 4.5% over the same period in 1998. The Year 2000 project continues to affect salaries and benefits for 1999.

         Net occupancy and equipment expense for the first quarter of 1999 increased to $24.4 million from $21.9 million for the same period in 1998. Included in the first quarter of 1999 totals were approximately $1.2 million in expenses attributed to the acquisitions.

         Other operating expense increased to $44.4 million for the first quarter of 1999, a 15.5% increase from $38.4 million for the same quarter in 1998. Approximately $1.4 million of the increase was due to the acquisitions, including the amortization of intangibles. Also contributing to the increase were consulting and other professional fees including those related to the Year 2000 project.

         Pacific Century utilizes the efficiency ratio as a tool to manage non-interest income and expense. The efficiency ratio is derived by dividing non-interest expense by net operating revenue (net interest income plus non-interest income before securities transactions). For the first quarter of 1999, the efficiency ratio was 66.4%. Comparatively, the ratio was 63.7% for the same quarter last year and 64.3% for 1998 (excluding the restructuring charge).

BALANCE SHEET ANALYSIS

Loans

         Loans comprise the largest category of earning assets for Pacific Century and produce the highest level of earnings. At March 31, 1999, loans outstanding were $9.6 billion, compared to $9.9 billion at year-end 1998 and $9.4 billion at March 31, 1998. Comparability between first quarter-ends are impacted by approximately $200 million of loans acquired in the May 1998 Banque Paribas acquisitions.

         Pacific Century's objective is to maintain a diverse loan portfolio in order to spread credit risk and reduce exposure to economic downturns that may impact different markets and industries. The composition of the loan portfolio is regularly monitored to ensure diversity as to loan type, geographic distribution, and industry and borrower concentration.

         Table 5 presents the composition of the loan portfolio by major loan categories.

Loan Portfolio Balances
Table 5
------------------------------------------------------------------------------------
                                              March 31    December 31      March 31
(in millions of dollars)                          1999           1998          1998
------------------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial                 $2,468.4       $2,579.7      $2,095.1
   Real Estate
       Construction-- Commercial                262.0          276.3         284.3
                   -- Residential                71.3           23.5          12.4
       Mortgage -- Commercial                 1,231.5        1,139.1       1,364.2
                -- Residential                2,568.0        2,699.4       2,732.9
   Installment                                  733.5          763.0         861.4
   Lease Financing                              556.0          554.5         507.2
------------------------------------------------------------------------------------
     Total Domestic                           7,890.7        8,035.5       7,857.5
------------------------------------------------------------------------------------
Foreign Loans                                 1,747.0        1,818.5       1,545.9
------------------------------------------------------------------------------------
     Total Loans                             $9,637.7       $9,854.0      $9,403.4
====================================================================================
/TABLE

Investment Securities

         Pacific Century's investment portfolio is managed to provide liquidity and interest income, to meet strategic asset/liability positioning, and to provide collateral for cash management needs.
At March 31, 1999, the available-for-sale securities decreased to $2.7 billion from $2.8 billion a year ago and $3.0 billion at year-end 1998. Securities held to maturity were $0.9 billion at March
31, 1999, down from $1.0 billion a year ago but up from $0.7 billion at year-end 1998.

Deposits

         As of March 31, 1999, deposits totaled $9.4 billion, level with total deposits reported as of March 31, 1998. Deposits decreased 1.5% from year-end 1998. As reported in Pacific Century's 1998 Annual Report to Shareholders, the mix of deposits has changed with domestic deposits decreasing and foreign deposits increasing, largely due to the acquisitions in the second quarter of 1998. The present low domestic interest rate environment and competition for deposits by banks and other financial institutions, as well as securities brokerage firms, continues to impact the ability to attract and retain deposits.

         Table 6 presents average deposits by type for the first quarters of 1999 and 1998 and the full year 1998.

Average Deposits
Table 6
---------------------------------------------------------------------------------------------
                                     Quarter Ended          Year Ended         Quarter Ended
                                     March 31, 1999     December 31, 1998      March 31, 1998
(in millions of dollars)            Amount      Mix      Amount      Mix      Amount      Mix
---------------------------------------------------------------------------------------------
Domestic
  Non-Interest Bearing Demand     $1,644.4     17.4%   $1,650.4     17.3%   $1,698.2     17.9%
  Interest-Bearing Demand          2,163.9     23.0     2,114.8     22.1     2,171.5     22.9
  Regular Savings                    735.0      7.8       783.9      8.2       823.5      8.7
  Private Time Certificates
    of Deposit
    ($100,000 or More)               930.3      9.9       941.7      9.9       925.6      9.8
  Public Time Certificates
    of Deposit
    ($100,000 or More)               102.1      1.1        86.5      0.9        87.7      0.9
All Other Time and
    Savings Certificates           1,578.5     16.8     1,752.5     18.4     1,860.1     19.6
---------------------------------------------------------------------------------------------
Total Domestic                     7,154.2     76.0     7,329.8     76.8     7,566.6     79.8
---------------------------------------------------------------------------------------------
Foreign
  Non-Interest Bearing Demand        448.2      4.8       447.7      4.7       271.8      2.9
  Time Due to Banks                  652.9      6.9       596.1      6.2       622.0      6.6
  Other Time and Savings           1,160.1     12.3     1,176.1     12.3     1,013.2     10.7
---------------------------------------------------------------------------------------------
Total Foreign                      2,261.2     24.0     2,219.9     23.2     1,907.0     20.2
---------------------------------------------------------------------------------------------
Total                             $9,415.4    100.0%   $9,549.7    100.0%   $9,473.6    100.0%
=============================================================================================
/TABLE

Borrowings

         Short-term borrowings, including funds purchased and securities sold under agreements to repurchase, totaled $3.2 billion at March 31, 1999, $3.3 billion at year-end 1998 and $3.1 billion at March 31, 1998.

         Long-term debt on March 31, 1999 increased to $0.7 billion. The increase during the quarter was due to $125 million in subordinated notes issued by Bank of Hawaii. The notes bear a fixed rate of interest at 6.875%, mature in 10 years (March 1, 2009), and qualify as Tier 2 capital.

INTERNATIONAL OPERATIONS

         Pacific Century maintains an extensive international presence in the Asia-Pacific region that provides opportunities to take part in lending, correspondent banking and deposit-taking activities in these markets. Pacific Century divides its international business into two areas: the International Market, which is Asia related and the Pacific Market, which is comprised of economies located in the South and West Pacific.

         Through its International Market, Pacific Century offers banking services to its corporate and financial institution customers in most of the major Asian financial centers with support from its New York and Honolulu operations. The International Banking Group of Bank of Hawaii continues to focus on correspondent banking and trade-related financing activities and lending to customers with which it has a direct relationship.

         The South Pacific Division consists of investments in subsidiary banks in French Polynesia, New Caledonia, Papua New Guinea, Vanuatu, and Bank of Hawaii branch operations in Fiji and American Samoa. Since American Samoa is U.S. dollar based, its operation is included as domestic. Additionally, Bank of Hawaii has interests in affiliate banks located in Samoa, Solomon Islands and Tonga.

         The West Pacific Division includes Bank of Hawaii branches in Guam and in other locations in the region. Since the U.S.
dollar is used in these locations, Pacific Century's operations in the West Pacific are not considered foreign for financial reporting purposes.

         A detailed description of controls over risk exposure in international lending is provided in Pacific Century's 1998 Annual Report to Shareholders. There has been no significant change to that process during the quarter. Pacific Century continues to monitor its exposure in international lending with particular attention provided to Asia and the South Pacific.

         The countries in Asia to which Pacific Century maintains its largest credit exposure on a cross border basis include South
Korea, Japan and Taiwan. Within Asia, the two most problematic economies for Pacific Century remain Thailand and Indonesia. The financial and liquidity problems in Thailand and Indonesia required the intervention of the International Monetary Fund.
Pacific Century's cross-border credit assets in Thailand and Indonesia at March 31, 1999 were approximately $26 million and $16 million, respectively, compared to approximately $24 million and $17 million, respectively at December 31, 1998.

Geographic Distribution of Cross-Border International Assets (1)
Table 7
(in millions)
Country                                March 31, 1999      December 31, 1998          March 31, 1998
-----------------------------------------------------------------------------------------------------------
Japan                                          $346.8                 $354.8                  $481.4
South Korea                                     275.7                  264.9                   346.9
Taiwan                                          134.2                  123.9                   196.4
All Others                                      726.0                  629.1                   542.3
                                             --------               --------                --------
                                             $1,482.7               $1,372.7                $1,567.0
                                             ========               ========                ========

(1)  In this table, cross-border outstandings are defined as foreign monetary assets that are payable to
Pacific Century in U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies.  Monetary assets include loans, acceptances, and interest-bearing deposits with other banks.


CORPORATE RISK PROFILE

Credit Risk

Non-Performing Assets and Past Due Loans

         Non-performing assets (NPAs) consist of non-accrual loans, restructured loans and foreclosed real estate. These assets increased to $163.3 million at March 31, 1999, compared to $94.4 million a year ago and $137.5 million at the end of 1998.

         At March 31, 1999, the ratio of NPAs to outstanding loans rose to 1.69%. Comparatively the ratio was 1.00% at March 31, 1998 and 1.40% at year-end 1998. Table 8 presents Pacific
Century's NPAs and ratio of NPAs to total loans.

         In order to minimize credit losses, Pacific Century strives to maintain high underwriting standards, identify potential problem loans and work with borrowers to cure delinquencies. Moreover, charge-offs, if required, are taken promptly and reserve levels are maintained at adequate levels. Pacific
Century's policy is to place loans on non-accrual status when a loan is over 90 days delinquent, unless collection is likely based on specific factors such as the type of borrowing agreement and/or collateral. At the time a loan is placed on non-accrual, all accrued but unpaid interest is reversed against current earnings.

         Total non-accrual loans rose to $157.1 million at March 31, 1999, up 19.1% over year-end 1998. Total non-accrual loans were $86.7 million at March 31, 1998. Higher non-accrual balances in the foreign, commercial real estate and commercial and industrial loan categories accounted for most of the increase between March 1999 and March 1998. Relative to the end of the year, non-accrual loans reflected an increase of $25.2 million. This increase was primarily due to the rise in the Commercial and Industrial and Commercial Real Estate categories, which reflected the transfer of five credits in the Hawaii Market. Foreign non-accrual loans declined $3.9 million in the current quarter from year-end 1998 and reflected reductions in both Asia and the South Pacific Markets.

         Non-performing residential mortgages (excluding construction loans) totaled $37.6 million at March 31, 1999, compared to $36.4 million at year-end 1998 and $36.7 million a year ago. Because residential mortgages are secured by real estate, the credit risk on these loans are lower than for unsecured lending. Most of Pacific Century's residential loans are owner-occupied first mortgages and were generally underwritten to provide a loan-to-value ratio of no more than 80% at origination.

         Foreclosed real estate totaled $6.2 million at March 31, 1999 compared with $5.6 million at year-end 1998 and $6.1 million a year ago. At March 31, 1999, the foreclosed real estate portfolio consisted of 44 properties, mostly located in Hawaii.
The largest property represented 15.3% of the total.

         Accruing loans past due 90 days or more has remained relatively constant over the last year. Accruing loans past due
90 days or more totaled $21.7 million at March 31, 1999, $20.8 million at year-end 1998, and $24.4 million at March 31, 1998.

Non-Performing Assets and Accruing Loans Past Due 90 Days or More
Table 8
------------------------------------------------------------------------------------
                                           March 31    December 31     March 31
(in millions of dollars)                       1999           1998         1998
------------------------------------------------------------------------------------
Non-Accrual Loans
   Commercial and Industrial                  $39.1          $28.2        $11.1
   Real Estate
     Construction                               3.1            2.9          6.4
     Commercial                                18.7            5.4          2.2
     Residential                               37.6           36.4         36.7
   Installment                                  0.5            0.8          2.3
   Leases                                       4.5            0.7          0.3
   Foreign                                     53.6           57.5         27.7
------------------------------------------------------------------------------------
         Subtotal                             157.1          131.9         86.7

Restructured Loans
   Real Estate
     Commercial                                   -              -          1.6
------------------------------------------------------------------------------------
         Subtotal                                 -              -          1.6

Foreclosed Real Estate
   Domestic                                     6.1            5.5          6.1
   Foreign                                      0.1            0.1            -
------------------------------------------------------------------------------------
         Subtotal                               6.2            5.6          6.1
------------------------------------------------------------------------------------
     Total Non-Performing Assets              163.3          137.5         94.4
------------------------------------------------------------------------------------

Accruing Loans Past Due 90 Days or More
   Commercial and Industrial                    4.3            0.4          2.2
   Real Estate
     Construction                               0.2            0.4            -
     Commercial                                 0.4              -          5.8
     Residential                                3.5            4.5          3.8
   Installment                                  6.9            7.3          7.7
   Leases                                       0.1            0.3          0.1
   Foreign                                      6.3            7.9          4.8
------------------------------------------------------------------------------------
         Subtotal                              21.7           20.8         24.4
------------------------------------------------------------------------------------
     Total                                   $185.0         $158.3       $118.8
====================================================================================
Ratio of Non-Performing Assets
   to Total Loans                              1.69%          1.40%        1.00%
------------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   and Accruing Loans Past Due
   90 Days or More to Total Loans              1.92%          1.61%        1.26%
------------------------------------------------------------------------------------
/TABLE

Reserve for Loan Losses

         Pacific Century maintains the reserve for loan losses at a level that it believes is adequate to absorb estimated future losses on all loans. The reserve level is determined based on a continuing assessment of problem credits, recent loss experience, changes in collateral values, and current and anticipated economic conditions. Pacific Century's credit administration procedures emphasizes the early recognition and monitoring of problem loans in order to control delinquencies and minimize losses. This process and the quarterly analysis to determine the adequacy of its reserve for loan losses is described in Pacific Century's 1998 Annual Report to Shareholders.

         The reserve for loan losses ended the first quarter of 1999 at $209.3 million, a $2.0 million decrease from year-end 1998 and a $34.1 million increase over the same date last year. The year-over-year increase reflects reserves acquired from the Banque Paribas acquisitions and a build up of reserves to cover the increase in NPAs. Net charge-offs for the first quarter of 1999 were $10.8 million or 0.46% of average loans, compared to $17.9 million, or 0.78% of average loans for the same quarter last year and $65.7 million, or 0.70% of average loans for all of 1998.
The ratio of reserves to loans outstanding at March 31, 1999 was 2.22%, compared with 1.90% at this date last year and 2.19% at year-end 1998. A summary of the activity in the reserve for loan losses is presented in Table 9.

         At March 31, 1999, the reserve for loan losses provided coverage of 128% of non-performing loans, compared to 154% coverage at year-end 1998 and 186% at March 31, 1998. Additionally, the annualized ratio of reserves to gross charge-offs was 2.5 times for the first quarter of 1999, compared to 2.6 times for all of 1998 and 2.1 times for the first quarter of 1998.

         For the first quarter of 1999, recoveries totaled $10.0 million largely driven by a $7.0 million recovery of a U.S.
mainland loan in the commercial and industrial portfolio.
Comparatively, recoveries were $2.5 million in the first quarter of 1998 and $16.3 million for all of 1998.

Market Risk

         At Pacific Century, assets and liabilities are managed to maximize long term risk adjusted returns to shareholders.
Pacific Century's asset and liability management process involves measuring, monitoring, controlling and managing financial risks that can significantly impact Pacific Century's financial position and operating results. Financial risks in the form of interest rate sensitivity, foreign currency exchange fluctuations, liquidity, and capital adequacy are balanced with expected returns to maximize earnings performance and shareholder value, while limiting the volatility of each. A detailed discussion of these risks and Pacific Century's approach to managing the risks are described in its 1998 Annual Report to Shareholders.

         The activities associated with these financial risks are categorized into "other than trading" or "trading."

Other Than Trading Activities

         A key element in Pacific Century's ongoing process to measure and monitor interest rate risk is the utilization of a net interest income (NII) simulation model. This model is used to estimate the amount that NII will change over a one-year time horizon under various interest rate scenarios using numerous assumptions. During the quarter, these assumptions have not changed and management believes these assumptions are reasonable. The NII simulation model provides a sophisticated estimate rather than a precise prediction of NII's exposure to higher or lower interest rates.

         Table 10 presents as of March 31, 1999, December 31, 1998 and March 31, 1998, the results from this model. The NII simulation model provides an estimate of the change in NII from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period relative to what the NII would have been if interest rates did not change. The resulting estimate in NII exposure is well within the approved Asset Liability Management Committee guidelines and presents a balance sheet exposure that is slightly liability sensitive. A liability sensitive exposure would imply a favorable short-term impact on NII in periods of declining interest rates.

Market Risk Exposure to Interest Rate Changes
Table 10
                                       March 31, 1999         December 31, 1998         March 31, 1998
--------------------------------------------------------------------------------------------------------
                                   Interest Rate Change     Interest Rate Change  Interest Rate Change
                                      (in basis points)        (in basis points)     (in basis points)
                                       -200       +200          -200        +200       -200       +200
--------------------------------------------------------------------------------------------------------
Estimated Exposure as a
Percent of Net Interest Income          1.4%    (0.5)%          1.9%      (2.1)%       2.9%     (2.0)%
--------------------------------------------------------------------------------------------------------

         To enhance and complement the results from the NII simulation model, Pacific Century also reviews other measures of interest rate risk. These measures include the sensitivity of market value of equity and the exposure to basis risk and non-parallel yield curve shifts. There are some inherent limitations to these measures, but used along with the NII simulation model, Pacific Century gets a better overall insight for managing its exposure to changes in interest rates.

         In managing interest rate risks, Pacific Century uses several approaches, both on- and off-balance sheet, to modify its risk position. Approaches that are used to shift balance sheet mix or alter the interest rate characteristics of assets and liabilities include changing product pricing strategies, modifying investment portfolio strategies, or using financial derivatives. The use of financial derivatives has been limited over the past several years. During this period, Pacific Century has relied more on the use of on-balance sheet alternatives to manage its interest rate risk position.

         Pacific Century's broad area of operations throughout the South Pacific and Asia has the potential to expose it to foreign currency risk. In general, however, most foreign currency denominated assets are funded by like currency liabilities, with imbalances corrected through the use of various hedge instruments. By policy, the net exposure in those balance sheet activities described above is insignificant.

         On the other hand, Pacific Century is exposed to foreign currency exchange rate changes from the capital invested in its foreign subsidiaries and branches located throughout the South Pacific and Asian Rim. These investments are designed to diversify Pacific Century's total balance sheet exposure. A portion of the capital investment in French Polynesia and New Caledonia is offset by a borrowing denominated in French Francs and a foreign exchange currency hedge transaction. As of March 31, 1999, the remainder of these capital positions which aggregated $97.4 million, were not hedged. The comparative position at year-end 1998 was $93.0 million.

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

         Table 11 presents as of March 31, 1999, December 31, 1998 and March 31, 1998 Pacific Century's foreign currency exposure from its net investment in subsidiaries and branch operations that are denominated in a foreign currency as measured by the VAR.

Market Risk Exposure From Changes in Foreign Exchange Rates
Table 11
-----------------------------------------------------------------------------------------------------------
                               March 31, 1999           December 31, 1998            March 31, 1998
(in millions of dollars)  Book Value Value-at-Risk   Book Value Value-at-Risk   Book Value Value-at-Risk
-----------------------------------------------------------------------------------------------------------
Net Investments in Foreign
  Subsidiaries and Branches
     Japanese Yen              $9.5         $2.1         $ 9.6        $ 2.7        $ 11.2        $ 2.2
     Korean Won                39.4          6.3          44.2          7.9          33.1         19.6
     Pacific Franc (1)         26.1          4.2          22.8          3.6          26.2          4.0
     Other Currencies          22.4          7.9          16.4         15.3          31.7          9.7
                              -----        -----         -----        -----        ------        -----
       Total                  $97.4        $20.5         $93.0        $29.5        $102.2        $35.5
                              =====        =====         =====        =====        ======        =====

(1) Net of a $42 million, $46 million and $42 million borrowing at March 31, 1999, December 31, 1998 and
March 31, 1998, respectively, denominated in French francs and foreign exchange hedge transactions of $25 million and $26 million at March 31, 1999 and December 31, 1998.

Trading Activities

         Trading activities include foreign currency and foreign exchange contracts that expose Pacific Century to a minor degree of foreign currency risk. Pacific Century manages its trading account such that it does not maintain significant foreign currency open positions. Trading activities remain immaterial as of March 31, 1999.

Liquidity Management

         Liquidity is managed to ensure that Pacific Century has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner. Pacific Century's liquidity management process is described in the 1998 Annual Report to Shareholders and remains in place without any significant changes.

         Pacific Century maintained a $25 million annually renewable line of credit for working capital purposes. Fees are paid on the unused balance of the line. During the first quarter of 1999, the line was not drawn upon.

         Bank of Hawaii and First Savings are both members of the Federal Home Loan Bank of Seattle. The FHLB provides these institutions with an additional source for short and long-term funding. Borrowings from the FHLB remain at similar levels to those reported at year-end 1998 ending the first quarter of 1999 at $293 million.

         Additionally, Bank of Hawaii maintains a $1 billion senior and subordinated bank note program. Under this facility, Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. At
March 31, 1999, there was $125 million issued and outstanding under this program.

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

         At March 31, 1999, Pacific Century's shareholders' equity grew to $1.2 billion, an increase of 5.6% over the same date in 1998. The source of growth in shareholders' equity in 1999 included retention of earnings, and issuance of common stock under various stock-based plans. Offsetting these increases were cash dividends paid of $13.7 million, net treasury stock purchases of $0.5 million and unrealized valuation adjustments.

         Pacific Century's regulatory capital ratios at March 31, 1999 were: Tier 1 Capital Ratio of 9.74%, Total Capital Ratio of 12.87%, and Leverage Ratio of 7.57%. All three capital ratios exceeded the minimum threshold levels that were established by federal bank regulators to qualify an institution as well capitalized. The minimum regulatory standards to qualify as well capitalized are as follows: Tier 1 Capital 6%; Total Capital 10%;
and the Leverage Ratio 5%. These standards are minimum regulatory guidelines and Pacific Century manages its capital base in accordance with the attributes noted at the beginning of this section. Table 12 presents the activities and balances in Pacific Century's capital accounts along with key capital ratios.

Equity Capital
Table 12
-----------------------------------------------------------------------------------------
                                               March 31      December 31       March 31
(in millions of dollars)                           1999             1998           1998
-----------------------------------------------------------------------------------------
Source of Common Equity
Net Income                                        $35.4           $107.0          $34.0
Dividends Paid                                    (13.7)           (52.8)         (13.0)
Dividend Reinvestment Program                       1.5              5.4            2.0
Stock Repurchases                                  (3.9)            (7.3)            --
Other (1)                                           2.7             16.1            3.1
-----------------------------------------------------------------------------------------
Annual Increase in Equity                         $22.0            $68.4          $26.1
=========================================================================================
Common Equity                                  $1,207.6         $1,185.6       $1,143.3
    Add:  8.25% Capital Securities of
            Bancorp Hawaii Capital
            Trust I                               100.0            100.0          100.0
          Minority Interest                         4.8              7.4            5.8
    Less: Intangibles                             186.4            186.2          177.3
          Unrealized Valuation and Other
            Adjustments                             5.2              3.6            4.3
-----------------------------------------------------------------------------------------
Tier I Capital                                  1,120.8          1,103.2        1,067.5
    Allowable Loan Loss Reserve                   144.7            147.2          137.7
    Subordinated Debt                             218.7             95.0          118.8
    Investment in Unconsolidated
      Subsidiary                                   (3.0)            (2.5)          (2.1)
-----------------------------------------------------------------------------------------
Total Capital                                  $1,481.2         $1,342.9       $1,321.9
=========================================================================================
Risk Weighted Assets                          $11,505.3        $11,708.5      $10,974.7
=========================================================================================
Key Ratios
Average Equity/Average Assets Ratio                7.98%            7.81%          7.81%
Tier I Capital Ratio                               9.74%            9.42%          9.73%
Total Capital Ratio                               12.87%           11.47%         12.04%
Leverage Ratio                                     7.57%            7.48%          7.41%
=========================================================================================

(1)  Includes profit sharing; stock options and directors' restricted shares and deferred compensation plans; and unrealized valuation adjustments for investment securities, foreign currency translation and pension liability.
/TABLE

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

State of Readiness
         The resolution of Year 2000 issues is a top priority at Pacific Century. Recognizing the importance of having its systems ready for the Year 2000, Pacific Century Financial Corporation established Project 2000 as an enterprise-wide initiative in 1996. Project 2000 is a global strategic plan supported by senior management and approved by the Board of Directors.

         As described in Pacific Century's 1998 Annual Report to Shareholders, Pacific Century's Year 2000 project plan includes five phases. The first two phases, awareness and assessment were complete and the remaining three phases, renovation, validation testing and implementation were substantially complete at year-end 1998. During the first quarter, Pacific Century has substantially completed testing with service providers and business partners to verify the interface capabilities of external systems. Pacific Century expects to have substantially all of its critical systems tested and ready for Year 2000 by June 30, 1999.

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

         Notwithstanding these actions, Pacific Century recognizes there can be no assurances that significant customers or critical third parties will adequately address their Year 2000 issues in a timely manner. Consequently, Pacific Century is developing a "Year 2000 event plan" as part of its contingency planning process to cover all critical business operations in the event that circumstances outside of its control causes business disruptions.

         In developing its event plan, Pacific Century is leveraging existing back-up plans with added oversight for Year 2000 events, which include the century rollover and the leap year 2000. The contingency planning process is expected to be completed by June
30, 1999 leaving the remaining last two quarters of the year to test and validate the Year 2000 event plan.

Estimated Year 2000 Costs
         Pacific Century estimates that costs directly related to Project 2000 issues will approximate $41 million, including $30 million in estimated incremental cost. Costs associated with Project 2000 primarily include estimates for technology and program management staff, staff retention, consultant fees, and software and hardware costs, as well as, costs for customer education and public relations. Through December 31, 1998, cumulative costs for Project 2000 totaled approximately $25.4 million of which approximately $22.2 million were incurred in 1998. During the first quarter of 1999, additional expenditures aggregating $3.5 million were incurred, bringing the Project 2000 cost to $28.9 million at March 31, 1999. As Project 2000 progresses, the cost estimate could change depending on a number of factors, including the failure of third party vendors to address Year 2000 issues in a timely manner. Year 2000 compliance costs are expected to be funded from operating cash flow.

         Forward-looking statements contained in the above Year 2000 disclosure should be read in conjunction with the cautionary statements included in the introductory section of this report under "Forward-Looking Statements."

Part II. - Other Information

Items 1 to 5 omitted pursuant to instructions.

Item 6 - Exhibits and Reports on Form 8-K

         (a)     Exhibit Index

                 Exhibit Number

                          27      Financial Data Schedule
                          99      Statement of Ratios

         (b)     On February 25, 1999, Pacific Century filed a Form 8-K.


SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date    May 14, 1999             PACIFIC CENTURY
                                   FINANCIAL CORPORATION

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