Form 10-Q
period 1999-06-30
PACIFIC CENTURY FINANCIAL CORP
filed 1999-08-16
CIK 46195

U N I T E D   S T A T E S

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q

  (Mark One)

[ X ]           Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

                                 or

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

Common Stock, $.01 Par Value; outstanding at July 30, 1999 -
80,256,963 shares

PACIFIC CENTURY FINANCIAL CORPORATION and subsidiaries
June 30, 1999




PART I. - Financial Information

Item 1.                 Financial Statements

Consolidated Statements of Condition (Unaudited)                   Pacific Century Financial Corporation and subsidiaries
-------------------------------------------------------------------------------------------------------------------------
                                                                                        June 30  December 31      June 30
(in thousands of dollars)                                                                  1999         1998         1998
-------------------------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                                              $411,239     $453,527     $542,966
Investment Securities - Held to Maturity
  (Market Value of $825,434, $668,068 and $927,753, respectively)                       828,350      652,802      912,648
Investment Securities - Available for Sale                                            2,721,765    3,018,403    2,800,772
Securities Purchased Under Agreements to Resell                                           4,325            -           -
Funds Sold                                                                               34,995       45,683       31,715
Loans                                                                                 9,610,980    9,854,000    9,464,901
  Unearned Income                                                                      (219,717)    (225,915)    (207,742)
  Reserve for Loan Losses                                                              (209,573)    (211,276)    (204,049)
-------------------------------------------------------------------------------------------------------------------------
    Net Loans                                                                         9,181,690    9,416,809    9,053,110
-------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                             13,182,364   13,587,224   13,341,211
Cash and Non-Interest Bearing Deposits                                                  493,483      564,243      575,553
Premises and Equipment                                                                  288,955      293,591      297,392
Customers' Acceptance Liability                                                          14,802        8,227        6,162
Accrued Interest Receivable                                                              79,384       85,485       90,348
Other Real Estate                                                                         6,009        5,648       11,555
Intangibles, including Goodwill                                                         214,997      216,106      218,933
Other Assets                                                                            271,464      256,039      189,956
-------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                    $14,551,458  $15,016,563  $14,731,110
=========================================================================================================================

Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                                      $1,699,343   $1,745,747   $1,578,978
                 - Interest Bearing                                                   2,176,931    2,385,285    2,219,187
  Savings                                                                               725,010      740,378      761,688
  Time                                                                                2,456,318    2,637,746    2,838,522
Foreign Deposits
  Demand - Non-Interest Bearing                                                         442,102      489,672      413,393
  Time Due to Banks                                                                     632,626      685,137      514,662
  Other Savings and Time                                                              1,153,825      892,377    1,179,538
-------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                    9,286,155    9,576,342    9,505,968
Securities Sold Under Agreements to Repurchase                                        1,990,178    2,008,399    2,313,784
Funds Purchased                                                                         715,398      942,062      366,066
Short-Term Borrowings                                                                   353,177      356,822      379,129
Bank's Acceptances Outstanding                                                           14,802        8,227        6,162
Accrued Retirement Expense                                                               40,892       39,811       38,266
Accrued Interest Payable                                                                 49,376       55,694       53,903
Accrued Taxes Payable                                                                   123,720      114,443      132,567
Minority Interest                                                                         4,374        7,394        6,851
Other Liabilities                                                                       104,325      136,159      122,834
Long-Term Debt                                                                          654,847      585,616      665,106
-------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                                13,337,244   13,830,969   13,590,636

Shareholders' Equity
Common Stock ($.01 par value), authorized 500,000,000 shares;
    issued / outstanding;  June 1999 - 80,544,104 / 80,287,805;
    December 1998 - 80,512,372 / 80,325,998; June 1998 - 80,385,041 / 80,385,041            805          805          804
Capital Surplus                                                                         345,468      342,932      340,872
Accumulated Other Comprehensive Income                                                  (39,245)     (22,476)     (25,958)
Retained Earnings                                                                       912,686      867,852      824,756
Treasury Stock, at Cost - (June 1999 - 256,299 and  December 1998 - 186,374 Shares)      (5,500)      (3,519)           -
-------------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                        1,214,214    1,185,594    1,140,474
-------------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                      $14,551,458  $15,016,563  $14,731,110
=========================================================================================================================

Consolidated Statements of Income (Unaudited)                      Pacific Century Financial Corporation and subsidiaries
-------------------------------------------------------------------------------------------------------------------------
                                                                          3 Months     3 Months     6 Months     6 Months
                                                                             Ended        Ended        Ended        Ended
                                                                           June 30      June 30      June 30      June 30
(in thousands of dollars except per share amounts)                            1999         1998         1999         1998
-------------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                                       $171,636     $187,949     $347,636     $371,362
  Loan Fees                                                                 11,717       11,846       21,298       22,578
  Income on Lease Financing                                                  6,448        6,608       14,716       12,491
  Interest and Dividends on Investment Securities
    Taxable                                                                 14,912       18,071       28,591       38,035
    Non-taxable                                                                276          308          552          602
  Income on Investment Securities Available for Sale                        41,918       42,568       83,700       84,038
  Interest on Deposits                                                       6,465       10,712       14,691       17,195
  Interest on Security Resale Agreements                                        67            -          168           -
  Interest on Funds Sold                                                     1,598          872        4,151        1,962
-------------------------------------------------------------------------------------------------------------------------
    Total Interest Income                                                  255,037      278,934      515,503      548,263
Interest Expense
  Interest on Deposits                                                      63,460       78,659      129,787      154,800
  Interest on Security Repurchase Agreements                                24,393       32,345       48,809       62,943
  Interest on Funds Purchased                                                8,743        6,810       21,511       13,720
  Interest on Short-Term Borrowings                                          3,321        3,469        6,570        6,278
  Interest on Long-Term Debt                                                10,720       10,799       20,582       21,952
-------------------------------------------------------------------------------------------------------------------------
    Total Interest Expense                                                 110,637      132,082      227,259      259,693
-------------------------------------------------------------------------------------------------------------------------

Net Interest Income                                                        144,400      146,852      288,244      288,570

Provision for Loan Losses                                                   13,948       41,982       26,538       60,285
-------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                        130,452      104,870      261,706      228,285
Non-Interest Income
  Trust Income                                                              14,408       13,871       29,983       27,831
  Service Charges on Deposit Accounts                                        7,675        8,680       17,070       16,894
  Fees, Exchange, and Other Service Charges                                 22,618       18,735       44,616       37,645
  Other Operating Income                                                    12,094        8,557       24,449       16,956
  Investment Securities Gains                                                6,818          (45)       8,665        3,336
-------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                               63,613       49,798      124,783      102,662
Non-Interest Expense
  Salaries                                                                  50,483       49,445      101,325       95,710
  Pensions and Other Employee Benefits                                      14,907       12,725       29,950       27,632
  Net Occupancy Expense                                                     11,810       10,799       24,078       21,907
  Net Equipment Expense                                                     11,685       12,112       23,812       22,867
  Other Operating Expense                                                   43,147       46,886       87,500       85,302
  Restructuring Charge                                                           -       19,400            -       19,400
  Minority Interest                                                             96          349          303          601
-------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expense                                             132,128      151,716      266,968      273,419
-------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                  61,937        2,952      119,521       57,528
Provision for Income Taxes                                                  23,475         (144)      45,642       20,412
-------------------------------------------------------------------------------------------------------------------------

Net Income                                                                 $38,462       $3,096      $73,879      $37,116
=========================================================================================================================
Basic Earnings Per Share                                                     $0.48        $0.04        $0.92        $0.47
Diluted Earnings Per Share                                                   $0.47        $0.04        $0.91        $0.46
Dividends Declared Per Share                                                 $0.17      $0.1625        $0.34       $0.325
Basic Weighted Average Shares                                           80,302,154   80,258,217   80,361,529   80,070,764
Diluted Weighted Average Shares                                         81,121,840   81,416,341   81,263,475   81,170,893
=========================================================================================================================

Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Accumulated
                                                                                           Other
                                                                  Common    Capital Comprehensive   Retained Treasury Comprehensive
(in thousands of dollars)                              Total       Stock    Surplus       Income    Earnings    Stock        Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                      $1,185,594        $805   $342,932     ($22,476)   $867,852  ($3,519)
Comprehensive Income
     Net Income                                       73,879           0       -            -         73,879     -          $73,879
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment            (16,470)       -          -         (16,470)       -        -          (16,470)
         Foreign Currency Translation Adjustment        (299)       -          -            (299)       -        -             (299)
                                                                                                                            -------
     Total Comprehensive Income                                                                                             $57,110
                                                                                                                            =======

Common Stock Issued
       81 Profit Sharing Plan                            370        -             3            0          (9)     376
   21,196 Stock Option Plan                            4,952        -         2,264            0      (1,653)   4,341
    4,276 Dividend Reinvestment Plan                   2,335        -           136            0         (47)   2,246
    6,179 Directors' Restricted Shares and
               Deferred Compensation Plan                133        -           133            0           0        0
Treasury Stock Purchased                              (8,944)       -             0            0           0   (8,944)
Cash Dividends Paid                                  (27,336)       -             0            0     (27,336)       0
---------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                          $1,214,214        $805   $345,468     ($39,245)   $912,686  ($5,500)
=====================================================================================================================

Balance at December 31, 1997                      $1,117,207    $159,369   $168,920     ($24,766)   $813,684    $-
Comprehensive Income
     Net Income                                       37,116        -          -            -         37,116     -          $37,116
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment                502        -          -             502        -        -              502
         Foreign Currency Translation Adjustment      (1,694)       -          -          (1,694)       -        -           (1,694)
                                                                                                                            -------
     Total Comprehensive Income                                                                                             $35,924
                                                                                                                            =======

Common Stock Issued
  125,889 Profit Sharing Plan                          2,851         224      2,627         -           -        -
  431,140 Stock Option Plan                            7,188         529      6,659         -           -        -
  138,738 Dividend Reinvestment Plan                   3,233         199      3,034         -           -        -
    4,721 Directors' Restricted Shares and
               Deferred Compensation Plan                115           2        113         -           -        -
Change in par value of common stock from
   $2.00 per share to $.01 per share                       0    (159,519)   159,519         -           -        -
Cash Dividends Paid                                  (26,044)       -          -            -        (26,044)    -
---------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                          $1,140,474        $804   $340,872     ($25,958)   $824,756    $-
=====================================================================================================================

Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Cash Flows  (Unaudited)
------------------------------------------------------------------------------------------------------------------
Six Months ended June 30
(in thousands of dollars)                                                                      1999           1998
------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                                  $73,879        $37,116
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses, depreciation, and amortization of income and expense         29,151         58,936
     Deferred income taxes                                                                   12,033            147
     Realized and unrealized investment security gains                                       (8,771)        (3,549)
     Other assets and liabilities, net                                                      (46,954)         6,242

     Net cash provided by operating activities                                               59,338         98,892
------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from redemptions of investment securities held to maturity                         169,514        380,782
Purchases of investment securities held to maturity                                        (345,061)       (73,215)
Proceeds from sales of investment securities available for sale                           1,083,400      1,101,307
Purchases of investment securities available for sale                                      (803,809)    (1,246,336)
Net decrease (increase) in interest-bearing deposits                                         48,788       (180,067)
Net decrease in funds sold                                                                    6,363         48,742
Net decrease in loans and lease financing                                                   253,071        256,805
Premises and equipment, net                                                                 (13,311)       (24,093)
Purchase of Paribas Bank, net of cash and non-interest
   bearning deposits acquired                                                                    --          6,327
Purchase of Triad  Insurance Agency, Inc.
   net of cash and non-interest bearing deposits acquired                                    (2,183)            --
Purchase of additional interest in Bank of Hawaii Nouvelle Caledonie,
   net of cash and non-interest bearing deposits acquired                                      (642)            --
Purchase of additional interest in Banque de Tahiti,
   net of cash and non-interest bearing deposits acquired                                      (633)            --
------------------------------------------------------------------------------------------------------------------
     Net cash provided by investing activities                                              395,497        270,252
------------------------------------------------------------------------------------------------------------------
Financing Activities
Net decrease in demand, savings, and time deposits                                         (315,977)      (372,670)
Proceeds from lines of credit and long-term debt                                            276,789             --
Principal payments on lines of credit and long-term debt                                   (207,688)       (41,726)
Net decrease in short-term borrowings                                                      (248,965)      (160,176)
Net proceeds (payments)  from sale of stock                                                  (1,154)        13,387
Cash dividends                                                                              (27,336)       (26,044)
------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                                 (524,331)      (587,229)

Effect of exchange rate changes on cash                                                      (1,264)        (1,694)
------------------------------------------------------------------------------------------------------------------
     Decrease in cash and non-interest bearing deposits                                     (70,760)      (219,779)

Cash and non-interest bearing deposits at beginning of year                                 564,243        795,332
------------------------------------------------------------------------------------------------------------------
Cash and non-interest bearing deposits at end of period                                    $493,483       $575,553
==================================================================================================================

Note 1.         Basis of Presentation

        The accompanying unaudited consolidated financial statements of Pacific Century Financial Corporation (Pacific Century) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments of a normal and recurring nature, including adjustments related to completed acquisitions which are necessary for a fair presentation of the results for the interim periods, and should be read in conjunction with the audited consolidated financial statements and related notes included in Pacific Century's 1998 Annual Report to Shareholders. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Note 2.         Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments by requiring the recognition of those instruments as assets or liabilities in the statement of financial condition, measured at fair value. Gains or losses resulting from changes in the fair values of derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 requires matching the timing of gain or loss recognition on derivative instruments with the recognition of the changes in the fair value of the hedged asset or liability that is attributed to the hedged risk or the effect on earnings of the hedged forecasted transaction.

        In June 1999, the FASB issued SFAS No. 137 "Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on Pacific Century's financial position or results of operations.

Note 3.         Acquisitions

        In January 1999, Pacific Century acquired Triad Insurance Agency, Inc. (Triad), a major Hawaii-based property/casualty insurance agency. In Hawaii, Triad represents a number of large U.S. property/casualty insurance companies for whom it acts as a servicing agent. The merger, accounted for as a purchase, will expand Pacific Century's range of financial services, which it can offer to customers. Goodwill of approximately $4 million is being amortized over 15 years on a straight-line basis.

        In June 1999, Pacific Century agreed to increase its ownership in the Bank of Queensland by acquiring 5.8 million shares, or approximately 10%, of that company's outstanding common stock. This will bring Pacific Century's ownership stake in the Bank of Queensland to approximately 17%. The transaction is expected to close in the third quarter of this year, pending regulatory approval, and will strengthen and enhance the strategic alliance between the two banks that began in 1997.

Note 4.         Earnings Per Share

        For the three and six months ended June 30, 1999 and 1998, there were no adjustments to net income (the numerator) for purposes of computing basic and diluted earnings per share (EPS). The weighted average shares (the denominator) for computing basic and diluted EPS for the three and six months ended June 30, 1999 and 1998 are presented in the Consolidated Statements of Income. Included in the weighted average shares for computing EPS is the dilutive effect of stock options of 819,686 and 1,158,124 shares for the three months ended June 30, 1999 and 1998, respectively, and 901,946 and 1,100,129 for the first six months ended June 30, 1999 and 1998, respectively.

Note 5.         Income Taxes

        The provision for income taxes is computed by applying statutory federal and state income tax rates to income before income taxes as reported in the Consolidated Statements of Income after adjusting for non-taxable items, principally from certain state tax adjustments, tax exempt interest income, bank owned life insurance income and tax credits for low income housing, foreign taxes and investment tax credits.

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

        The restructuring charge included expected direct and incremental costs associated with these consolidations and initiatives and consisted of $9.1 million for lease termination costs, $5.4 million for disposal of fixed assets, $1.6 million for staff reduction, and $3.3 million for data processing and other costs. As of December 31, 1998, the balance in the restructuring accrual was $9.6 million, of which $7.8 million related to termination of lease obligations. During the first six months of 1999, the amount utilized from the restructuring accrual totaled $2.1 million, leaving the balance of the restructuring accrual at $7.5 million, most of which related to the termination of lease obligations.

        Since the establishment of the restructuring accrual, no adjustments have been made to revise the accrual. Pacific Century believes that the restructuring accrual as of June 30, 1999 remains adequate to complete the planned initiatives.

Note 7.         Business Segments

     Pacific Century is a financial services organization that maintains a broad presence throughout the Pacific region.
Pacific Century has aligned its operations into the following four major geographic business segments: Hawaii, the Pacific, Asia, and the U.S. Mainland. In addition, the Treasury and Other Corporate segment includes corporate asset and liability management activities and the unallocated portion of various administrative and support units. Descriptions of these business segments are included in Pacific Century's 1998 Annual Report to Shareholders on pages 93-95. There have been no significant changes to Pacific Century's business segments since year-end 1998.

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

        Presented below are the financial results for each of Pacific Century's major market segments for the three and six months ended June 30, 1999 and 1998.

Line of Business Selected Financial Information
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Treasury
                                                                                                U. S.      and Other   Consolidated
(in thousands of dollars)                         Hawaii        Pacific           Asia       Mainland      Corporate          Total
-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 1999
Net Interest Income                              $72,727        $28,893         $9,674        $25,779         $7,327       $144,400
Economic Provision (1)                            (7,950)        (3,406)        (1,169)        (2,662)         1,239        (13,948)
-----------------------------------------------------------------------------------------------------------------------------------
Risk-Adjusted Net Interest Income                 64,777         25,487          8,505         23,117          8,566        130,452
Non-Interest Income                               31,222          9,870          4,419          7,010         11,092         63,613
-----------------------------------------------------------------------------------------------------------------------------------
Total Risk-Adjusted Revenue                       95,999         35,357         12,924         30,127         19,658        194,065
Non-Interest Expense                              71,382         26,461          6,399         17,255         10,631        132,128
-----------------------------------------------------------------------------------------------------------------------------------
Net Income Before Income Taxes                    24,617          8,896          6,525         12,872          9,027         61,937
Income Taxes (3)                                 (10,847)        (3,895)        (2,682)          (649)        (5,402)       (23,475)
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                       $13,770         $5,001         $3,843        $12,223         $3,625        $38,462
===================================================================================================================================
Total Assets                                  $5,111,287     $2,377,871     $1,148,773     $2,722,478     $3,191,049    $14,551,458
===================================================================================================================================

Three Months Ended June 30, 1998
Net Interest Income                              $69,624        $32,157        $10,485        $25,478         $9,108       $146,852
Economic Provision (1)                            (9,152)        (3,124)        (1,253)        (2,754)       (25,699)       (41,982)
-----------------------------------------------------------------------------------------------------------------------------------
Risk-Adjusted Net Interest Income                 60,472         29,033          9,232         22,724        (16,591)       104,870
Non-Interest Income                               30,453         11,305          2,686          2,874          2,480         49,798
-----------------------------------------------------------------------------------------------------------------------------------
Total Risk-Adjusted Revenue                       90,925         40,338         11,918         25,598        (14,111)       154,668
Non-Interest Expense (2)                          70,305         30,273          5,988         18,011         27,139        151,716
-----------------------------------------------------------------------------------------------------------------------------------
Net Income Before Income Taxes                    20,620         10,065          5,930          7,587        (41,250)         2,952
Income Taxes (3)                                  (8,415)        (3,867)        (2,222)           (29)        14,677            144
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                       $12,205         $6,198         $3,708         $7,558       ($26,573)        $3,096
===================================================================================================================================
Total Assets                                  $5,245,751     $2,503,244       $867,966     $2,733,337     $3,380,812    $14,731,110
===================================================================================================================================

(1) The economic provision for loan losses reflects the expected normalized loss factor determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio.  The economic provision differs from the provision determined under generally accepted accounting principles.  The difference between the sum of the economic provision allocated to business segments and the provision in the consolidated financial statements is included in Treasury and Other Corporate.
(2) Non-interest expense for the Treasury and Other Corporate segment included a restructuring charge of $19.4 million.
(3) Tax benefits are allocated to the business segment to which they relate.  In the quarters ended June 30, 1999 and 1998, income taxes for the U. S. Mainland segment included $3.5 million and $2.9 million, respectively, in tax benefits from low income housing tax credits and investment tax credits.

Line of Business Selected Financial Information
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Treasury
                                                                                                U. S.      and Other   Consolidated
(in thousands of dollars)                         Hawaii        Pacific           Asia       Mainland      Corporate          Total
-----------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1999
Net Interest Income                             $145,545        $59,794        $18,425        $51,964        $12,516       $288,244
Economic Provision (1)                           (16,864)        (6,789)        (2,396)        (5,613)         5,124        (26,538)
-----------------------------------------------------------------------------------------------------------------------------------
Risk-Adjusted Net Interest Income                128,681         53,005         16,029         46,351         17,640        261,706
Non-Interest Income                               62,043         21,208          8,640          9,839         23,053        124,783
-----------------------------------------------------------------------------------------------------------------------------------
Total Risk-Adjusted Revenue                      190,724         74,213         24,669         56,190         40,693        386,489
Non-Interest Expense                             143,901         54,363         13,159         34,727         20,818        266,968
-----------------------------------------------------------------------------------------------------------------------------------
Net Income Before Income Taxes                    46,823         19,850         11,510         21,463         19,875        119,521
Income Taxes (3)                                 (20,452)        (8,436)        (4,644)        (2,369)        (9,741)       (45,642)
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                       $26,371        $11,414         $6,866        $19,094        $10,134        $73,879
===================================================================================================================================
Total Assets                                  $5,111,287     $2,377,871     $1,148,773     $2,722,478     $3,191,049    $14,551,458
===================================================================================================================================

Six Months Ended June 30, 1998
Net Interest Income                             $144,358        $58,107        $18,470        $50,374        $17,261       $288,570
Economic Provision (1)                           (18,275)        (6,196)        (2,531)        (5,486)       (27,797)       (60,285)
-----------------------------------------------------------------------------------------------------------------------------------
Risk-Adjusted Net Interest Income                126,083         51,911         15,939         44,888        (10,536)       228,285
Non-Interest Income                               57,726         20,753          7,884          5,667         10,632        102,662
-----------------------------------------------------------------------------------------------------------------------------------
Total Risk-Adjusted Revenue                      183,809         72,664         23,823         50,555             96        330,947
Non-Interest Expense (2)                         141,104         53,265         12,219         35,476         31,355        273,419
-----------------------------------------------------------------------------------------------------------------------------------
Net Income Before Income Taxes                    42,705         19,399         11,604         15,079        (31,259)        57,528
Income Taxes (3)                                 (17,912)        (7,708)        (4,485)          (988)        10,681        (20,412)
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                       $24,793        $11,691         $7,119        $14,091       ($20,578)       $37,116
===================================================================================================================================
Total Assets                                  $5,245,751     $2,503,244       $867,966     $2,733,337     $3,380,812    $14,731,110
===================================================================================================================================

(1) The economic provision for loan losses reflects the expected normalized loss factor determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio.  The economic provision differs from the provision determined under generally accepted accounting principles.  The difference between the sum of the economic provision allocated to business segments and the provision in the consolidated financial statements is included in Treasury and Other Corporate.
(2) Non-interest expense for the Treasury and Other Corporate segment included a restructuring charge of $19.4 million.
(3) Tax benefits are allocated to the business segment to which they relate.  For the six months ended June 30, 1999 and 1998, income taxes for the U. S. Mainland segment included $6.3 million and $5.6 million, respectively, in tax benefits from low income housing tax credits and investment tax credits.

Item 2.         Management's Discussion and Analysis of Financial
Condition and Results of Operations


PERFORMANCE HIGHLIGHTS

        Pacific Century Financial Corporation (Pacific Century) reported earnings for the three months ended June 30, 1999 of $38.5 million, significantly higher than the $3.1 million reported for the same period in 1998. Earnings for the second quarter of 1999 included a non-recurring pre-tax gain resulting from sale of newly issued equity securities acquired in conjunction with leasing transactions. Basic and diluted earnings per share in the second quarter of 1999 were $0.48 and $0.47, respectively. Comparatively, both basic and diluted earnings per share were $0.04 for the same period last year.

        Earnings in the first six months of 1999 totaled $73.9 million, a 99% increase from $37.1 million in the same year earlier period. Basic earnings per share were $0.92 in the first six months of 1999, up from $0.47 in the comparable 1998 period. Diluted earnings per share were $0.91 for the six months ended June 30, 1999, compared to $0.46 in the like year ago period.

        Year-over-year comparability in earnings is impacted by special charges in the second quarter of 1998, that included a pre-tax restructuring charge of $19.4 million and a significant increase in the provision for loan losses.

        Performance ratios for the three and six months ended June 30, 1999 reflected significant improvement over 1998. In the second quarter of 1999, return on average assets (ROAA) and return on average equity (ROAE) increased to 1.05% and 12.72%, respectively from 0.08% and 1.08% in the like 1998 period. For the six months ended June 30, 1999, ROAA and ROAE were 1.01% and 12.36%, compared to 0.50% and 6.53%, respectively, in the same year ago period. For the full year of 1998, ROAA was 0.72% and ROAE was 9.21%.

        Pacific Century has accounted for all of its business acquisitions under the purchase method, which has resulted in the recognition of goodwill and other intangible assets. These intangible assets are amortized over various periods as a non-cash charge to operating income. Operating results under a tangible performance basis excludes from reported earnings the after tax impact of amortization of all intangibles, including goodwill. On a tangible performance basis, Pacific Century's earnings in the second quarter of 1999 were $42.3 million, up from $7.4 million for the same quarter in 1998. Tangible earnings in the first half of 1999 and 1998 were $81.5 million and $43.9 million, respectively. On a per share basis, tangible diluted earnings per share were $0.52 and $0.09 in the second quarters of 1999 and 1998, respectively, and were $1.00 and $0.54 in the first six months of 1999 and 1998, respectively.

        Second quarter tangible ROAA for Pacific Century was 1.18% in 1999 and 0.20% in 1998. Tangible ROAE was 17.01% and 3.25% for the similar quarters of 1999 and 1998, respectively. In the first six months of 1999 tangible ROAA and ROAE were 1.13% and 16.62%, respectively, compared to 0.60% and 9.58%, respectively, in the first half of 1998.

        On a taxable equivalent basis, net interest income for the three and six months ended June 30, 1999 were $144.6 million and $288.5 million, respectively, reflecting a slight decline from $147.0 million and $288.9 million in the same year ago periods. The decline in net interest income is attributed to a decrease in average earning assets that was partially offset by a rise in net interest margin between the periods.

        Total assets at June 30, 1999 stood at $14.6 billion relative to $14.7 billion at June 30, 1998 and $15.0 billion at December 31, 1998. The decline in total assets is the result of managed reductions in less productive assets such as cash and non-interest bearing deposits and short-term interest bearing deposits and securities. Average assets in the second quarter and first half of 1999 were down 5.4% and 1.4%, respectively, from the same year-earlier periods.

        Non-performing assets (NPAs), exclusive of accruing loans past due 90 days or more, ended 1999's second quarter at $149.4 million, or 1.55% of total loans, down $13.9 million from $163.3 million at the March 1999 quarter-end. Comparatively, NPAs were $139.3 million, or 1.47% of total loans at June 30, 1998.

        The reserve for loan losses totaled $209.6 million at the end of June 1999, representing 2.23% of loans outstanding, compared to $204.0 million and 2.20%, respectively, on the same date in 1998. Net charge-offs for the second quarter of 1999 were $12.7 million, or 0.54% of average loans, compared to $10.8 million and 0.46%, respectively, in 1999's first quarter and $26.0 million, or 1.08% in the second quarter of 1998. For the first six months of 1999 net charge-offs were $23.5 million, down from $43.9 million in the like period last year. In the current quarter, provisions for loan losses of $13.9 million were charged to income, up from $12.6 million for the quarter ended March 31, 1999 and down from $42.0 million in the same 1998 period. For the six months ended June 30, 1999 and 1998 provision for loan losses were $26.5 million and $60.3 million, respectively. The higher 1998 loan loss provision reflects a build up in reserves during the second quarter of 1998 to cover the increase in NPAs and net charge-offs.

Performance Highlights
Table 1
------------------------------------------------------------------------
(in millions of dollars except per share amounts)
                                                              Percentage
Earnings Highlights and Performance Ratios    1999      1998      Change
------------------------------------------------------------------------
Three Months Ended June 30
   Net Income                                $38.5      $3.1      1142.3%
   Basic Earnings Per Share                   0.48      0.04      1100.0%
   Diluted Earnings Per Share                 0.47      0.04      1075.0%
   Cash Dividends                             13.6      13.1

   Return on Average Assets                  1.05%     0.08%
   Return on Average Equity                 12.72%     1.08%
   Average Spread on Earning Assets          4.28%     4.21%
   Efficiency Ratio                         65.67%    77.13%

Six Months Ended June 30
   Net Income                                $73.9     $37.1        99.0%
   Basic Earnings Per Share                   0.92      0.47        95.7%
   Diluted Earnings Per Share                 0.91      0.46        97.8%
   Cash Dividends                             27.3      26.0

   Return on Average Assets                  1.01%     0.50%
   Return on Average Equity                 12.36%     6.53%
   Average Spread on Earning Assets          4.26%     4.25%
   Efficiency Ratio                         66.02%    70.49%


Summary of Results Excluding the Effect of Intangibles (a)
------------------------------------------------------------------------
Three Months Ended June 30
   Tangible Net Income                       $42.3      $7.4       470.0%
   Tangible Basic Earnings per Share          0.53      0.09       488.9%
   Tangible Diluted Earnings per Shar         0.52      0.09       477.8%
   Tangible Return on Average Assets         1.18%     0.20%
   Tangible Return on Average Equity        17.01%     3.25%
   Tangible Efficiency Ratio                63.53%    75.19%

Six Months Ended June 30
   Tangible Net Income                       $81.5     $43.9        85.7%
   Tangible Basic Earnings per Share          1.01      0.55        83.6%
   Tangible Diluted Earnings per Shar         1.00      0.54        85.2%
   Tangible Return on Average Assets         1.13%     0.60%
   Tangible Return on Average Equity        16.62%     9.58%
   Tangible Efficiency Ratio                63.89%    68.52%
------------------------------------------------------------------------
(a) Intangibles include goodwill, core deposit and trust intangibles, and other intangibles.

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

LINE OF BUSINESS FINANCIAL REVIEW

        Pacific Century is a financial services organization that maintains a broad presence throughout the Pacific region and operates through a unique trans-Pacific network of locations. Pacific Century's activities are conducted primarily through approximately 180 branches and representative and extension offices (including branches of affiliate banks). Its staff of approximately 5,000 employees provide diverse financial products and services to individuals, businesses, governmental agencies and financial institutions.

        Pacific Century assesses the financial performance of its operating components primarily in accordance with geographic areas of operations. For business segment reporting, Pacific Century has aligned its operations into the following four major geographic segments: Hawaii, the Pacific, Asia, and the U.S. Mainland. In addition, there is also a segment for Treasury and Other Corporate. A further discussion of these segments and the reporting process is included in the 1998 Annual Report to Shareholders.

        Note 7 to the Consolidated Financial Statements presents the line of business financial reports for Pacific Century's major market segments for the three and six months ended June 30, 1999 and 1998. Because the market segment financial report is prepared in accordance with accounting practices that could differ from generally accepted accounting principles, the amounts reflected therein may not agree with the corresponding amounts reported in the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Hawaii Market

        Pacific Century's oldest and largest market is Hawaii, where operations are conducted primarily through its principal subsidiary, Bank of Hawaii. Bank of Hawaii was established in 1897, and is the largest bank headquartered in the State of Hawaii offering a wide array of financial products and services. Bank of Hawaii operates through 72 branches in Hawaii, including both traditional full-service branches and in-store locations.

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

        For the quarter ended June 30, 1999, the Hawaii segment contributed $13.8 million in net income an increase from the $12.2 million reported for the second quarter of 1998. RAROC for this segment rose to 15% for the second quarter of 1999 from 13% in the same quarter of 1998. Year-over-year total assets in the Hawaii segment declined to $5.1 billion at June 30, 1999 from $5.2 billion at June 30, 1998 and $5.3 billion at year-end 1998.


        For the six months ended June 30, 1999, net income for the Hawaii segment was up 6.4% to $26.4 million from $24.8 million in the same year-earlier period. RAROC rose to 14% in the first six months of 1999 from 13% in the comparable 1998 period.

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

        Net income in the Pacific segment was $5.0 million for the quarter ended June 30, 1999 compared with $6.2 million in the second quarter of 1998. The higher 1998 net income is attributed to the June 1998 Banque Paribas acquisitions, which called for the recognition of income from the beginning of 1998. RAROC, including the amortization of intangibles for this segment, declined to 10% in the second quarter of 1999 from 14% for the same quarter in 1998. Total assets in the Pacific segment decreased to $2.4 billion at the end of June 1999, from $2.5 billion a year ago. Comparatively total assets at year-end 1998 were $2.4 billion.

        For the first six months of 1999, net income for the Pacific segment was $11.4 million, almost level with the $11.7 million reported in the same period last year. Year-to-date RAROC for the Pacific segment decreased to 11% in 1999 from 13% for the first six months of 1998.

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

        For the quarter ended June 30, 1999, net income in the Asia segment was $3.8 million, compared to $3.7 million for the same quarter in 1998. RAROC for this segment was 18% in the second quarter of 1999, compared to 16% for the same quarter in 1998.
As of June 30, 1999, June 30, 1998 and December 31, 1998, total assets in the Asia segment were $1.1 billion, $0.9 billion and $1.0 billion, respectively.

        For the six months ended June 30, 1999, net income for the Asia segment was $6.9 million, compared to $7.1 million in the first half of 1998. RAROC for the Asia segment was 16% and 15% for the six months ended June 30, 1999 and 1998, respectively.

        For additional information on Asia, see the "International Operations" section in this report.

U.S. Mainland Market

        Pacific Century's U.S. Mainland segment includes Pacific
Century Bank, N.A. (PCB) and Bank of Hawaii operating units for large corporate lending and leasing.

        In the second quarter of 1999, the U.S. Mainland segment contributed net income of $12.2 million, up from $7.6 million in the same year ago quarter. Comparison between 1999 and 1998 reflect a pretax security gain of $6.5 million relative to the sale of newly issued equity securities acquired in conjunction with leasing transactions. Net income for the three months ended June 30, 1999 and 1998, included tax benefits of $3.5 million and $2.8 million, respectively, from low income housing tax credits and investment tax credits. RAROC, including the amortization of intangibles for this segment was 17% in the second quarter of 1999, improving significantly from 11% for the same quarter in 1998. As of June 30, 1999, June 30, 1998 and December 31, 1998,
total assets in the U.S. Mainland segment were $2.7 billion, $2.7 billion and $2.6 billion, respectively.

        For the first six months of 1999, net income for the U.S. Mainland segment was $19.1 million, a 35.5% increase over $14.1 million in the like 1998 period. Included in net income were tax benefits from low income housing tax credits and investment tax credits of $6.3 million and $5.6 million for the six months ended June 30, 1999 and 1998, respectively. RAROC for the U.S. Mainland segment was 14% and 10% in the first six months of 1999 and 1998, respectively.

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

        The Treasury and Other Corporate segment reflected net income of $3.6 million in the second quarter of 1999, compared to a net loss of $26.6 million for the same quarter in 1998. The second quarter 1998 loss reflected an increase in the consolidated provision for loan losses that exceeded the economic provision and a pre-tax restructuring charge of $19.4 million.
At June 30, 1999, June 30, 1998 and year-end 1998 this segment held assets of $3.2 billion, $3.4 billion, and $3.7 billion, respectively.

        For the six months ended June 30, 1999 and 1998, net income for the Treasury and Other Corporate segment was $10.1 million, compared to a net loss of $20.6 million. As previously mentioned, the 1998 loss reflected special charges.

STATEMENT OF INCOME ANALYSIS

        Comparability between periods in the Consolidated Statements of Income is impacted by the timing of the January 1999 acquisition of Triad and the restructuring charge recognized in the second quarter of 1998.

Net Interest Income

        In the second quarter of 1999, net interest income on a taxable equivalent basis was $144.6 million, down from $147.0 million in the same year-earlier quarter. For the six months ended June 30, 1999, tax equivalent net interest income was $288.5 million almost equivalent to the $288.9 million in the first half of 1998. The decline in 1999's net interest income reflected a year-over-year drop in average earning assets of $453 million and $48 million in the second quarter and first six months of 1999, respectively. The large second quarter decline in average earning assets is attributed to the accounting method used in recording the June 1998 Banque Paribas acquisitions.

        In the second quarter of 1999, the average net interest margin on earning assets improved to 4.28% from 4.21% for the same quarter in 1998 and edged up in the first six months of 1999 to 4.26% from 4.25% in the comparable year ago period. The improvement in net interest margin was driven by lower cost of funds, which declined 57 basis points in the second quarter of 1999 to 4.04% from 4.61%. For the first six months of 1999, the cost of funds was 4.11% reflecting a decrease of 50 basis points from 4.61% in the same period last year. During these same periods, the yield on earning assets also fell, but by a lesser amount. The year-over-year decline in the yield on earning assets was 44 and 46 basis points in 1999's June quarter and first six months, respectively. Presented in Table 2 are average balances, yields, and rates paid for the three and six months ended June 30, 1999 and 1998.

Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent (Unaudited)
------------------------------------------------------------------------------------------------
Table 2                                           Three Months Ended         Three Months Ended
                                                     June 30, 1999              June 30, 1998
                                                  Average IncomeYield/      Average IncomeYield/
(in millions of dollars)                          Balance Expens Rate       Balance Expens Rate
------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                        $458.9  $6.5  5.65%       $593.7 $10.7  7.24%
  Investment Securities Held to Maturity
    -Taxable                                        831.8  14.9  7.19         933.2  18.1  7.77
    -Tax-Exempt                                      11.7   0.4 14.55          12.0   0.5 15.87
  Investment Securities Available for Sale        2,715.0  41.9  6.19       2,763.7  42.6  6.18
  Funds Sold                                        155.0   1.7  4.31          75.8   0.9  4.62
  Net Loans
    -Domestic                                     7,696.3 150.0  7.82       7,622.5 160.2  8.43
    -Foreign                                      1,676.7  28.1  6.71       1,997.2  34.4  6.91
  Loan Fees                                                11.7                      11.8
------------------------------------------------------------------------------------------------
    Total Earning Assets                         13,545.4 255.2  7.56      13,998.1 279.2  8.00
Cash and Due From Banks                             485.1                     619.2
Other Assets                                        596.5                     837.3
                                                ---------                 ---------
    Total Assets                                $14,627.0                 $15,454.6
                                                =========                 =========
Interest Bearing Liabilities
  Domestic Dep- Demand                           $2,145.7  12.0  2.25      $2,192.0  14.1  2.57
              - Savings                             728.7   3.7  2.03         794.9   4.9  2.46
              - Time                              2,499.7  30.0  4.81       2,770.9  36.6  5.30
------------------------------------------------------------------------------------------------
    Total Domestic                                5,374.1  45.7  3.41       5,757.8  55.6  3.87
  Foreign Deposits
    - Time Due to Banks                             681.1   8.3  4.89         510.7  10.2  7.99
    - Other Time and Savings                      1,155.2   9.5  3.28       1,328.0  13.0  3.91
------------------------------------------------------------------------------------------------
    Total Foreign                                 1,836.3  17.8  3.88       1,838.7  23.2  5.04
------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits               7,210.4  63.5  3.53       7,596.5  78.8  4.15
Short-Term Borrowings                             3,107.3  36.4  4.71       3,189.8  42.6  5.36
Long-Term Debt                                      654.3  10.7  6.57         700.8  10.8  6.18
------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities           10,972.0 110.6  4.04      11,487.1 132.2  4.61
------------------------------------------------------------------------------------------------
Net Interest Income                                       144.6  3.52               147.0  3.39
Average Spread on Earning Assets                                 4.28%                     4.21%
Demand Deposit- Domestic                          1,669.5                   1,681.6
              - Foreign                             396.1                     460.8
                                                ---------                 ---------
Total Demand Deposits                             2,065.6                   2,142.4
Other Liabilities                                   376.5                     671.1
Shareholders' Equity                              1,212.9                   1,154.0
                                                ---------                 ---------
    Total Liabilities and Shareholders' Equity  $14,627.0                 $15,454.6
                                                =========                 =========
Provision for Loan Losses                                  13.9                      42.0
Net Overhead                                               68.5                     101.9
                                                          -----                     -----
Income Before Income Taxes                                 62.2                       3.1
Provision for Income Taxes                                 23.5                      (0.1)
Tax-Equivalent Adjustment                                   0.2                       0.1
                                                          -----                     -----
Net Income                                                $38.5                      $3.1
                                                          =====                     =====


Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent (Unaudited)
---------------------------------------------------------------------------------------------
Table 2                                          Six Months Ended         Six Months Ended
                                                  June 30, 1999            June 30, 1998
                                               Average Income/Yield/    Average Income/Yield/
(in millions of dollars)                       Balance Expense Rate     Balance Expense Rate
---------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                     $462.7  $14.7  6.40%     $481.8  $17.2  7.20%
  Investment Securities Held to Maturity
    -Taxable                                     811.0   28.6  7.11     1,025.5   38.0  7.48
    -Tax-Exempt                                   11.7    0.8 14.64        12.0    0.9 15.56
  Investment Securities Available for Sale     2,764.9   83.7  6.10     2,663.8   84.0  6.36
  Funds Sold                                     181.5    4.3  4.80       101.3    2.0  3.91
  Net Loans
    -Domestic                                  7,737.0  307.0  8.00     7,656.5  322.7  8.50
    -Foreign                                   1,695.1   55.4  6.59     1,771.4   61.2  6.97
  Loan Fees                                              21.3                     22.6
---------------------------------------------------------------------------------------------
    Total Earning Assets                      13,663.9  515.8  7.61    13,712.3  548.6  8.07
Cash and Due From Banks                          501.2                    589.8
Other Assets                                     645.2                    718.7
                                             ---------                ---------
    Total Assets                             $14,810.3                $15,020.8
                                             =========                =========
Interest Bearing Liabilities
  Domestic Dep- Demand                        $2,154.8   24.0  2.25    $2,181.8   28.0  2.59
              - Savings                          731.9    7.4  2.02       809.2   10.0  2.47
              - Time                           2,554.9   61.5  4.86     2,821.9   75.4  5.39
---------------------------------------------------------------------------------------------
    Total Domestic                             5,441.6   92.9  3.44     5,812.9  113.4  3.93
  Foreign Deposits
    - Time Due to Banks                          667.0   16.9  5.12       566.0   19.6  6.99
    - Other Time and Savings                   1,157.6   20.0  3.48     1,171.5   21.8  3.76
---------------------------------------------------------------------------------------------
    Total Foreign                              1,824.6   36.9  4.08     1,737.5   41.4  4.81
---------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits            7,266.2  129.8  3.60     7,550.4  154.8  4.13
Short-Term Borrowings                          3,261.2   76.9  4.75     3,115.1   82.9  5.37
Long-Term Debt                                   631.1   20.6  6.58       697.4   22.0  6.35
---------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities        11,158.5  227.3  4.11    11,362.9  259.7  4.61
---------------------------------------------------------------------------------------------
Net Interest Income                                     288.5  3.50              288.9  3.46
Average Spread on Earning Assets                               4.26%                    4.25%
Demand Deposit- Domestic                       1,657.0                  1,689.8
              - Foreign                          422.0                    366.9
                                             ---------                ---------
Total Demand Deposits                          2,079.0                  2,056.7
Other Liabilities                                367.9                    454.7
Shareholders' Equity                           1,204.9                  1,146.5
    Total Liabilities and Shareholders'      ---------                ---------
      Equity                                 $14,810.3                $15,020.8

Provision for Loan Losses                                26.5                     60.3
Net Overhead                                            142.2                    170.7
                                                       ------                   ------
Income Before Income Taxes                              119.8                     57.9
Provision for Income Taxes                               45.6                     20.4
Tax-Equivalent Adjustment                                 0.3                      0.4
                                                       ------                   ------
Net Income                                              $73.9                    $37.1
                                                       ======                   ======

Provision for Loan Losses

        The provision for loan losses was $13.9 million in the second quarter of 1999, down from $42.0 million for the same quarter in 1998. For the first six months of 1999, the provision for loan losses totaled $26.5 million, compared to $60.3 million in the like year ago period. The smaller 1999 provisions reflect a decline in net loan charge-offs. The provisions for loan losses in 1998 primarily reflected higher levels of gross loan charge-offs and an increase in NPAs. For further information on credit quality, refer to the section on "Credit Risk - Reserve for Loan Losses."

Non-Interest Income

        Total non-interest income in the second quarter of 1999, was $63.6 million, compared to $49.8 million for the same quarter in 1998, an increase of 29.5%. For the first six months of 1999, total non-interest income was $124.8 million, up 21.5% over the same year-earlier period. Incremental non-interest income attributed to the Triad acquisition was approximately $2.0 million in the second quarter of 1999 and $4.2 million in the first half of 1999.

Non-Interest Income
Table 3
                                3 Months Ended   3 Months Ended  6 Months Ended  6 Months Ended
(in millions)                    June 30, 1999    June 30, 1998   June 30, 1999   June 30, 1998
---------------------------------------------------------------------------------------------------
Trust Income                             $14.4            $13.9           $30.0           $27.8
Service Charges on Deposit Accounts        7.7              8.7            17.1            16.9
Fees, Exchange and Other Service
  Charges                                 22.6             18.7            44.6            37.7
Other Operating Income                    12.1              8.6            24.4            17.0
Investment Securities Gains                6.8            (0.1)             8.7             3.3
---------------------------------------------------------------------------------------------------
     Total Non-Interest Income           $63.6            $49.8          $124.8          $102.7
===================================================================================================

        Trust income for the second quarter of 1999 increased to $14.4 million, up 3.9% from the same quarter last year. Year-to-date trust income totaled $30.0 million, reflecting a 7.7% increase over the first half of 1998. Pacific Century continues to show growth in the trust category due in part, to organizational changes that have allowed relationship officers to deliver a wider array of financial services to customers. The Pacific Capital family of mutual funds and Hawaiian Tax Free Trust, which are managed by Pacific Century Trust, have continued to experience growth. The growth in these funds has contributed to the rise in 1999 trust income.

        Service charges on deposit accounts for the June 1999 quarter decreased to $7.7 million, from $8.7 million in the second quarter of 1998. However, for the first six months of 1999, service charges from deposit accounts were ahead of the same year ago period by $0.2 million.

        Fees, exchange and other service charges increased to $22.6 million for the second quarter of 1999, from $18.7 million in the same 1998 quarter. The year-to-date total for this category was $44.6 million in 1999, an increase of nearly $7.0 million, or 18.5%, over the first six months of 1998. Income generated from international activities including letter of credit and acceptance fees, profit on foreign currency, and exchange fees totaled $12.3 million for the first half of 1999, up $1.8 million, or 17.7% increase over the same period in 1998.

        Mortgage servicing fees increased to $4.3 million in the first six months of 1999, up 12.4% from $3.8 million for the same period in 1998. This increase is due to the growth in Pacific Century's mortgage servicing portfolio to $2.4 billion at June 30, 1999 from $1.8 billion at June 30, 1998. The growth in the servicing portfolio reflected Bank of Hawaii's record level of residential loan originations in 1998 that totaled $1.06 billion, and the effects of continuing strong loan demand in 1999.

        Also, included in fees, exchange and other service charges are fees earned through Pacific Century's ATM network. Pacific Century's ATM network at the end of June 1999 comprised 494 machines, compared to 492 at year-end 1998 and 489 a year ago. Fees generated by this network totaled $7.5 million in the first six months of 1999, up 59.4% from $4.7 million for the same quarter in 1998.

        Other operating income in the second quarter of 1999 was $12.1 million, a 41.3% increase over the $8.6 million reported in the same quarter of 1998. Year-to-date other income increased 44.2% over the first half of 1998. This growth partly reflected the 1999 acquisition of Triad. For the three and six months ended June 30, 1999 Triad reported insurance commissions of approximately $2.0 million and $4.2 million, respectively.

        Sales of investment securities during the second quarter of 1999 resulted in net investment securities gains of $6.8 million, compared to a small net loss in the same quarter last year. Approximately $6.5 million of the 1999 gain resulted from the sale of newly issued equity securities acquired in conjunction with leasing transactions. For the first six months of 1999, investment securities gains were $8.7 million, compared to $3.3 million in the same year-earlier period.

Non-Interest Expense

        Total non-interest expense for the June 1999 quarter was $132.1 million, compared to $151.7 million in the similar quarter of 1998, a decrease of $19.6 million. Year-to-date total non-interest expense was $267.0 million, down 2.4% from the first six months of 1998. Comparisons between 1999 and 1998 reflect the restructuring charge recognized in the second quarter of 1998. Incremental non-interest expense attributed to the Triad acquisition was $1.7 million and $3.5 million for the three and six months ended June 30, 1999.

Non-Interest Expense
Table 4
                                3 Months Ended   3 Months Ended  6 Months Ended  6 Months Ended
(in millions)                    June 30, 1999    June 30, 1998   June 30, 1999   June 30, 1998
---------------------------------------------------------------------------------------------------
Salaries                                 $50.5            $49.5          $101.3           $95.7
Pension and Other Employee Benefits       14.9             12.7            30.0            27.6
Net Occupancy Expense                     11.8             10.8            24.1            21.9
Net Equipment Expense                     11.7             12.1            23.8            22.9
Other Operating Expense                   43.1             46.9            87.5            85.3
Restructuring Charge                         -             19.4               -            19.4
Minority Interest                          0.1              0.3             0.3             0.6
---------------------------------------------------------------------------------------------------
     Total Non-Interest Expense         $132.1           $151.7          $267.0          $273.4
===================================================================================================

        On February 17, 1998, Pacific Century announced a restructuring and redesign program to accelerate expense reduction, improve efficiency and enhance revenues. The program is described in Pacific Century's 1998 Annual Report to
Shareholders.

        In connection with the restructuring program, a pre-tax restructuring charge of $19.4 million was taken in the second quarter of 1998. The restructuring charge consists of direct and incremental costs that are primarily associated with closing facilities and reducing staff. Through June 30, 1999, $11.9 million of the restructuring accrual had been utilized leaving an unutilized balance of $7.5 million. During the first six months of 1999, $2.1 million was charged to the accrual. Pacific Century believes that the restructuring accrual as of June 30, 1999 remains adequate to complete the planned initiatives.

        Pacific Century's restructuring program has continued in 1999 with a comprehensive redesign process to increase revenues and further improve efficiency. Pacific Century has contracted with a nationally recognized corporate redesign specialist to assist in this activity. The redesign timeline calls for a six-month process review and idea development phase that began in March 1999 followed by a twelve-month implementation phase. Since Pacific Century is still in the development stages of this redesign program, opportunities have not been quantified or realized. It is anticipated that the results of the redesign plan, along with any restructuring charge, will be announced in the third quarter of 1999.

        Salaries and pension and other employee benefits expense totaled $65.4 million in the second quarter of 1999 compared to $62.2 million in the same quarter last year. For the first six months, total salaries and benefits rose 6.4% to $131.3 million from $123.3 million in the same period last year. Approximately $1.6 million of the year-to-date increase is attributed to the Triad acquisition. The Year 2000 project also continues to affect salaries and benefits for 1999.

        Net occupancy and equipment expense in the June 1999 quarter increased to $23.5 million from $22.9 million for the same period in 1998. For the first six months of 1999, net occupancy and equipment expense totaled $47.9 million, up 7.0% from $44.8 million in the similar period last year.

        Other operating expense decreased to $43.1 million in the second quarter of 1999, an 8.0% decline from $46.9 million for the same quarter in 1998. Year-to-date other operating expense, however, increased $2.2 million to $87.5 million from $85.3 million in the first half of 1998. Approximately $1.7 million of the 1999 year-to-date increase was due to the Triad acquisition. Also contributing to the increase were consulting and other professional fees including those related to the Year 2000 project.

        Pacific Century utilizes the efficiency ratio as a tool to manage non-interest income and expense. The efficiency ratio is derived by dividing non-interest expense by net operating revenue (net interest income plus non-interest income before securities transactions). For the second quarter and first six months of 1999, the efficiency ratio was 65.7% and 66.0%, respectively. Comparatively, this ratio was 77.1% in the same quarter last year and 70.5% in the first half of 1998. Excluding the restructuring charge the efficiency ratio was 65.5% for the six months ended June 30, 1998.

BALANCE SHEET ANALYSIS

Loans

        Loans comprise the largest category of earning assets for Pacific Century and produce the highest level of earnings. At June 30, 1999, loans outstanding were $9.6 billion, compared to $9.9 billion at year-end 1998 and $9.5 billion at June 30, 1998.

        Pacific Century's objective is to maintain a diverse loan portfolio in order to spread credit risk and reduce exposure to economic downturns that may impact different markets and industries. The composition of the loan portfolio is regularly monitored to ensure diversity as to loan type, geographic distribution, and industry and borrower concentration.

        Table 5 presents the composition of the loan portfolio by major loan categories as of June 30, 1999, December 31, 1998 and June 30, 1998.

Loan Portfolio Balances
Table 5
----------------------------------------------------------------------------------
                                              June 30    December 31       June 30
(in millions of dollars)                         1999           1998          1998
----------------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial                 $2,406.5       $2,579.7      $2,241.7
   Real Estate
       Construction-- Commercial                262.8          276.3         261.7
                   -- Residential                64.1           23.5          14.9
       Mortgage --Commercial                  1,259.8        1,139.1       1,323.5
               -- Residential                 2,559.1        2,699.4       2,678.1
   Installment                                  736.7          763.0         843.8
   Lease Financing                              548.2          554.5         497.8
----------------------------------------------------------------------------------
     Total Domestic                           7,837.2        8,035.5       7,861.5
----------------------------------------------------------------------------------
Foreign Loans                                 1,773.8        1,818.5       1,587.9
----------------------------------------------------------------------------------
     Total Loans                             $9,611.0       $9,854.0      $9,449.4
==================================================================================

Investment Securities

        Pacific Century's investment portfolio is managed to provide collateral for cash management needs, to meet strategic asset/liability positioning, and to provide both interest income and balance sheet liquidity. At June 30, 1999, the available-for-sale securities decreased to $2.7 billion from $2.8 billion a year ago and $3.0 billion at year-end 1998. Securities held to maturity were $0.8 billion at June 30, 1999, down from $0.9 billion a year ago but up from $0.7 billion at year-end 1998.

Deposits

        As of June 30, 1999, deposits totaled $9.3 billion, down from $9.5 billion from June 30, 1998 and $9.6 billion at year-end 1998. As of June 30, 1999, the mix of deposits has changed with domestic deposits decreasing and foreign deposits increasing. At $7.1 billion, domestic deposits at June 30, 1999 were $451 million lower than year-end 1998, while foreign deposits increased $161 million. Lower levels of time and interest-bearing demand accounts accounted for most of the decline in domestic deposits. Pacific Century has been aggressive in building and extending relationships rather than pursuing rate sensitive single relationship deposit accounts. The present environment characterized by low domestic interest rates and high competition for deposits among banks and other financial institutions, including securities brokerage firms, continues to impact the ability to attract and retain deposits.

        Table 6 presents average deposits by type for the second quarters of 1999 and 1998 and the full year 1998.

Average Deposits
Table 6
---------------------------------------------------------------------------------------------------
                                     Quarter Ended            Year Ended             Quarter Ended
                                     June 30, 1999         December 31, 1998         June 30, 1998
(in millions of dollars)             Amount     Mix          Amount     Mix          Amount     Mix
---------------------------------------------------------------------------------------------------
Domestic
  Non-Interest Bearing Demand      $1,669.5    18.0%       $1,650.4    17.3%       $1,681.6    17.3%
  Interest-Bearing Demand           2,145.7    23.1         2,114.8    22.1         2,192.0    22.5
  Regular Savings                     728.7     7.9           783.9     8.2           794.9     8.2
  Time Certificates
    of Deposit
    ($100,000 or More)              1,028.0    11.1         1,028.2    10.8           998.1    10.2
All Other Time and
    Savings Certificates            1,471.7    15.9         1,752.5    18.4         1,772.8    18.2
---------------------------------------------------------------------------------------------------
Total Domestic                      7,043.6    75.9         7,329.8    76.8         7,439.4    76.4
---------------------------------------------------------------------------------------------------
Foreign
  Non-Interest Bearing Demand         396.1     4.3           447.7     4.7           460.8     4.7
  Time Due to Banks                   681.1     7.3           596.1     6.2           510.7     5.2
  Other Time and Savings            1,155.2    12.5         1,176.1    12.3         1,328.0    13.6
---------------------------------------------------------------------------------------------------
Total Foreign                       2,232.4    24.1         2,219.9    23.2         2,299.5    23.6
---------------------------------------------------------------------------------------------------
Total                              $9,276.0   100.0%       $9,549.7   100.0%       $9,738.9   100.0%
===================================================================================================


Borrowings

        Short-term borrowings, including funds purchased and securities sold under agreements to repurchase, totaled $3.1 billion at June 30, 1999, $3.3 billion at year-end 1998 and $3.1 billion at June 30, 1998.

        Long-term debt on June 30, 1999 increased to $0.7 billion from $0.6 billion at year-end 1998. This increase was due to $125 million in subordinated notes issued by Bank of Hawaii in the first quarter of 1999. The notes bear a fixed rate of interest at 6.875%, mature in 10 years (March 1, 2009), and qualify as Tier 2 capital.

INTERNATIONAL OPERATIONS

        Pacific Century maintains an extensive international presence in the Asia-Pacific region that provides opportunities to take part in lending, correspondent banking and deposit-taking activities in these markets. Pacific Century divides its international business into two areas: the Asia Market and the Pacific Market, which is comprised of economies located in the South and West Pacific.

        Through its Asia Market, Pacific Century offers banking services to its corporate and financial institution customers in most of the major Asian financial centers with support from its New York and Honolulu operations. The International Banking Group of Bank of Hawaii continues to focus on correspondent banking and trade-related financing activities and lending to customers with which it has a direct relationship.

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

        The countries in Asia to which Pacific Century maintains its largest credit exposure on a cross border basis include South
Korea, Japan and Taiwan.                        Within Asia, the two most
problematic economies for Pacific Century remain Thailand and Indonesia. The financial and liquidity problems in Thailand and Indonesia required the intervention of the International Monetary
Fund. Pacific Century's cross-border credit assets in Thailand and Indonesia at June 30, 1999 were approximately $20 million and $16 million, respectively, compared to approximately $24 million and $17 million, respectively at December 31, 1998.

        Table 7 presents as of June 30, 1999, December 31, 1998, and June 30, 1998 a geographic distribution of Pacific Century's cross-border assets for each country in which such assets exceeded 0.75% of total assets.

Geographic Distribution of Cross-Border International Assets (1)
Table 7
 (in millions)
Country                              June 30, 1999      December 31, 1998         June 30, 1998
-----------------------------------------------------------------------------------------------------------
Japan                                       $272.0                 $354.8                $363.6
South Korea                                  295.3                  264.9                 329.6
Taiwan                                        64.5                  123.9                 162.0
France                                       129.1                   35.5                  42.5
All Others                                   647.7                  593.6                 553.7
                                       -----------            -----------           -----------
                                          $1,408.6               $1,372.7              $1,451.4
                                       ===========            ===========           ===========

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


CORPORATE RISK PROFILE

Credit Risk

Non-Performing Assets and Past Due Loans

        Non-performing assets (NPAs) consist of non-accrual loans, restructured loans and foreclosed real estate. These assets increased to $149.4 million at June 30, 1999 from $139.3 million a year ago and $137.5 million at the end of 1998. Compared with the prior quarter-end, NPAs ended the current quarter at $13.9 million below the $163.3 million reported at March 31, 1999.

        At June 30, 1999, the ratio of NPAs to outstanding loans was 1.55%. Comparatively the ratio was 1.40% at year-end 1998 and 1.47% at June 30, 1998. Table 8 presents Pacific Century's NPAs and ratio of NPAs to total loans.

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

        Total non-accrual loans rose to $143.4 million at June 30, 1999, up from $131.9 million and $126.1 million at year-end 1998 and June 30, 1998, respectively. Higher non-accrual balances in the commercial real estate, commercial and industrial loan, and lease categories accounted for most of the increase relative to year-end 1998 and June 1998. Foreign non-accrual loans at June 30, 1999 declined $10.0 million from year-end 1998 and reflected reductions in both Asia and the South Pacific Markets. Non-accrual loans as of June 30, 1999 decreased $13.7 million from the $157.1 million reported at 1999's first quarter-end.

        Non-performing residential mortgages (excluding construction loans) totaled $35.2 million at June 30, 1999, compared to $36.4 million at year-end 1998 and $35.2 million a year ago. Because residential mortgages are secured by real estate, the credit risk on these loans are lower than for unsecured lending. Most of Pacific Century's residential loans are owner-occupied first mortgages and were generally underwritten to provide a loan-to-value ratio of no more than 80% at origination.

        Foreclosed real estate totaled $6.0 million at June 30, 1999 compared to $5.6 million at year-end 1998 and $11.6 million a year ago. At June 30, 1999, the foreclosed real estate portfolio consisted of 45 properties, mostly located in Hawaii. The largest property represented 16% of the total.

        Accruing loans past due 90 days or more has remained relatively constant over the last year. Accruing loans past due 90 days or more totaled $21.4 million at June 30, 1999, $20.8 million at year-end 1998, and $22.1 million at June 30, 1998.

Non-Performing Assets and Accruing Loans Past Due 90 Days or More
Table 8
----------------------------------------------------------------------------------------
                                                     June 30    December 31      June 30
(in millions of dollars)                                1999           1998         1998
----------------------------------------------------------------------------------------
Non-Accrual Loans
   Commercial and Industrial                           $37.5          $28.2        $23.7
   Real Estate
     Construction                                        0.8            2.9          2.2
     Commercial                                         17.2            5.4          3.4
     Residential                                        35.2           36.4         35.2
   Installment                                           0.8            0.8          1.9
   Leases                                                4.4            0.7            -
   Foreign                                              47.5           57.5         59.7
----------------------------------------------------------------------------------------
         Subtotal                                      143.4          131.9        126.1

Restructured Loans
   Real Estate
     Commercial                                            -              -          1.6
----------------------------------------------------------------------------------------
         Subtotal                                          -              -          1.6

Foreclosed Real Estate
   Domestic                                              5.8            5.5         11.6
   Foreign                                               0.2            0.1            -
----------------------------------------------------------------------------------------
         Subtotal                                        6.0            5.6         11.6
----------------------------------------------------------------------------------------
     Total Non-Performing Assets                       149.4          137.5        139.3
----------------------------------------------------------------------------------------

Accruing Loans Past Due 90 Days or More
   Commercial and Industrial                             3.9            0.4          2.4
   Real Estate
     Construction                                        0.2            0.4          4.2
     Commercial                                          0.2              -          0.9
     Residential                                         3.7            4.5          2.4
   Installment                                           5.2            7.3          6.4
   Leases                                                  -            0.3          0.9
   Foreign                                               8.2            7.9          4.9
----------------------------------------------------------------------------------------
         Subtotal                                       21.4           20.8         22.1
----------------------------------------------------------------------------------------
     Total                                            $170.8         $158.3       $161.4
========================================================================================

Ratio of Non-Performing Assets
   to Total Loans                                       1.55%          1.40%        1.47%
----------------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   and Accruing Loans Past Due
   90 Days or More to Total Loans                       1.78%          1.61%        1.71%
----------------------------------------------------------------------------------------

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

        The reserve for loan losses ended the second quarter of 1999 at $209.6 million, a $1.7 million decrease from year-end 1998 and a $5.6 million increase over the same date last year. Net charge-offs for the second quarter of 1999 were $12.7 million or 0.54% of average loans, compared to $26.0 million, or 1.08% of average loans for the same quarter last year and $65.7 million, or 0.70% of average loans for all of 1998. For the six months ended June 30, 1999, net charge-offs were $23.5 million, or 0.50% of average loans, compared to $43.9 million and 0.93%, respectively in same 1998 period. The ratio of reserves to loans outstanding at June 30, 1999 was 2.23%, compared to 2.20% at this date last year and 2.19% at year-end 1998. A summary of the activity in the reserve for loan losses is presented in Table 9.

        At June 30, 1999, the reserve for loan losses provided coverage of 140% of non-performing loans, compared to 154% coverage at year-end 1998 and 146% at June 30, 1998. Additionally, the annualized ratio of reserves to gross charge-offs was 2.6 times for the second half of 1999, compared to 2.6 times for all of 1998 and 2.0 times for the second half of 1998.

        For the first six months of 1999, recoveries totaled $16.7 million largely driven by a $7.0 million recovery of a U.S.
mainland loan in the commercial and industrial portfolio and $3.2 million in foreign loan recoveries. Comparatively, recoveries were $6.2 million in the first six months of 1998 and $16.3 million for all of 1998.

Reserve for Loan Losses
Table 9
----------------------------------------------------------------------------------------------
                                                 Second       Second    First Six    First Six
                                                Quarter      Quarter       Months       Months
(in millions of dollars)                           1999         1998         1999         1998
----------------------------------------------------------------------------------------------
Average Amount of Loans Outstanding            $9,373.0     $9,619.7     $9,432.1     $9,427.9
----------------------------------------------------------------------------------------------
Balance of Reserve for Loan Losses
   at Beginning of Period                        $209.3       $175.2       $211.3       $174.4
Loans Charged-Off
   Commercial and Industrial                        7.6          7.2         15.4          9.5
   Real Estate
     Construction                                   0.2          0.0          0.2          0.0
     Commercial                                     0.2          0.2          2.2          0.2
     Residential                                    1.6          0.2          3.6          0.8
   Installment                                      6.9          6.0         12.9         13.2


   Foreign                                          2.8         16.0          5.8         26.2
   Leases                                           0.1          0.1          0.1          0.2
----------------------------------------------------------------------------------------------
Total Charged-Off                                  19.4         29.7         40.2         50.1
Recoveries on Loans Previously Charged-Off
   Commercial and Industrial                        1.5          1.0          9.5          1.6
   Real Estate
     Construction                                   0.0          0.0          0.0          0.0
     Commercial                                     0.1          1.0          0.2          1.0
     Residential                                    0.2          0.1          0.2          0.2
   Installment                                      2.0          1.5          3.6          3.0
   Foreign                                          2.9          0.1          3.2          0.4
----------------------------------------------------------------------------------------------
Total Recoveries                                    6.7          3.7         16.7          6.2
----------------------------------------------------------------------------------------------
Net Charge-Offs                                   (12.7)       (26.0)       (23.5)       (43.9)
Provision Charged to Operating Expenses            13.9         42.0         26.5         60.3
Other Net Additions (Reductions)*                  (0.9)        12.8         (4.7)        13.2
----------------------------------------------------------------------------------------------
Balance at End of Period                         $209.6       $204.0       $209.6       $204.0
==============================================================================================
Ratio of Net Charge-Offs to
  Average Loans Outstanding  (annualized)          0.54%        1.08%        0.50%        0.93%
----------------------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding              2.23%        2.20%        2.23%        2.20%
----------------------------------------------------------------------------------------------
* Includes balance transfers, reserves acquired, and foreign currency translation adjustments.

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

Other Than Trading Activities

        A key element in Pacific Century's ongoing process to measure and monitor interest rate risk is the utilization of a net interest income (NII) simulation model. This model is used to estimate the amount that NII will change over a one-year time horizon under various interest rate scenarios using numerous assumptions, which management believes are reasonable. The NII simulation model provides a sophisticated estimate rather than a precise prediction of NII's exposure to higher or lower interest rates.

        Table 10 presents as of June 30, 1999, December 31, 1998 and June 30, 1998, the results from this model. The NII simulation model provides an estimate of the change in NII from a gradual
200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period relative to what the NII would have been if interest rates did not change. The resulting estimate in NII exposure is well within the approved Asset Liability Management Committee guidelines and presents a balance sheet exposure that is slightly liability sensitive. A liability sensitive exposure would imply a favorable short-term impact on NII in periods of declining interest rates.

Market Risk Exposure to Interest Rate Changes
Table 10
                                         June 30, 1999    December 31, 1998       June 30, 1998
------------------------------------------------------------------------------------------------------
                                  Interest Rate Change Interest Rate ChangeInterest Rate Change
                                     (in basis points)    (in basis points)   (in basis points)
                                       -200       +200       -200      +200      -200      +200
------------------------------------------------------------------------------------------------------
Estimated Exposure as a
Percent of Net Interest Income          1.4%    (0.6)%       1.9%    (2.1)%      2.1%    (1.8)%
------------------------------------------------------------------------------------------------------

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

        On the other hand, Pacific Century is exposed to foreign currency exchange rate changes from the capital invested in its foreign subsidiaries and branches located throughout the South Pacific and Asian Rim. These investments are designed to diversify Pacific Century's total balance sheet exposure. A portion of the capital investment in French Polynesia and New Caledonia is offset by a borrowing denominated in euro and a foreign exchange currency hedge transaction. As of June 30, 1999, the remainder of these capital positions which aggregated $102.2 million, was not hedged. The comparative unhedged position at year-end 1998 was $93.0 million.

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

        Table 11 presents as of June 30, 1999, December 31, 1998 and June 30, 1998 Pacific Century's foreign currency exposure from its net investment in subsidiaries and branch operations that are denominated in a foreign currency as measured by the VAR.

Market Risk Exposure From Changes in Foreign Exchange Rates
Table 11
------------------------------------------------------------------------------------------------------
                             June 30, 1999              December 31, 1998          June 30, 1998
(in millions of dollars)Book Value Value-at-Risk   Book Value Value-at-Risk   Book Value Value-at-Risk
------------------------------------------------------------------------------------------------------
Net Investments in Foreign
  Subsidiaries and Branches
     Japanese Yen          $  9.7       $ 2.0      $ 9.6        $ 2.7     $11.4        $ 3.2
     Korean Won              42.8         5.8       44.2          7.9      35.9         12.1
     Pacific Franc (1)       22.1         4.3       22.8          3.6      22.3          2.6
     Other Currencies        27.6        15.9       16.4         15.3      23.5         12.2
                          -------     -------    -------      -------    -------     -------
       Total               $102.2       $28.0      $93.0        $29.5      $93.1       $30.1
                          =======     =======    =======      =======    =======     =======

(1)  Net of a $41 million, $46 million and $42 million borrowing at June 30, 1999, December 31, 1998 and
June 30, 1998, respectively, denominated in French francs and foreign exchange hedge transactions of $24 million, $26 million and $25 million at June 30, 1999, December 31, 1998 and June 30, 1998.

Trading Activities

        Trading activities include foreign currency and foreign exchange contracts that expose Pacific Century to a minor degree of foreign currency risk. Pacific Century manages its trading account such that it does not maintain significant foreign currency open positions. Trading activities remain immaterial as of June 30, 1999.

Liquidity Management

        Liquidity is managed to ensure that Pacific Century has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner. Pacific Century's liquidity management process is described in the 1998 Annual Report to Shareholders.

        Pacific Century maintained a $25 million annually renewable line of credit for working capital purposes. Fees are paid on the unused balance of the line. During the second quarter of 1999, the line was not drawn upon.

        Bank of Hawaii and First Savings are both members of the Federal Home Loan Bank of Seattle. The FHLB provides these institutions with an additional source for short and long-term funding. Borrowings from the FHLB remain at similar levels to those reported at year-end 1998 ending the second quarter of 1999 at $173 million.

        Additionally, Bank of Hawaii maintains a $1 billion senior and subordinated bank note program. Under this facility, Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. At June 30, 1999, there was $125 million issued and outstanding under this program.

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

        At June 30, 1999, Pacific Century's shareholders' equity grew to $1.2 billion, an increase of 6.5% over the same date in 1998. The source of growth in shareholders' equity during the first six months of 1999 included retention of earnings, and issuance of common stock under various stock-based plans. Offsetting these increases were cash dividends paid of $27.3 million, net treasury stock purchases of $8.9 million and unrealized valuation adjustments of $16.8 million.

        Pacific Century's regulatory capital ratios at June 30, 1999 were: Tier 1 Capital Ratio of 10.04%, Total Capital Ratio of
12.97%, and Leverage Ratio of 7.96%. All three capital ratios exceeded the minimum threshold levels that were established by federal bank regulators to qualify an institution as well capitalized. The minimum regulatory standards to qualify as well capitalized are as follows: Tier 1 Capital 6%; Total Capital 10%; and the Leverage Ratio 5%. These standards are minimum regulatory guidelines and Pacific Century manages its capital base in accordance with the attributes noted at the beginning of this section. Table 12 presents the activities and balances in Pacific Century's capital accounts along with key capital ratios.

Equity Capital
Table 12
-------------------------------------------------------------------------------------------
                                              Quarter Ended       Year Ended  Quarter Ended
                                                    June 30      December 31        June 30
(in millions of dollars)                               1999             1998           1998
-------------------------------------------------------------------------------------------
Source of Common Equity
Net Income                                            $38.5           $107.0           $3.1
Dividends Paid                                        (13.6)           (52.8)         (13.0)
Dividend Reinvestment Program                           0.8              5.4            1.2
Stock Repurchases                                      (5.0)            (7.3)           -
Other (1)                                             (14.1)            16.1            5.9
-------------------------------------------------------------------------------------------
Annual Increase in Equity                              $6.6            $68.4          ($2.8)
===========================================================================================
Common Equity                                      $1,214.2         $1,185.6       $1,140.5
    Add:  8.25% Capital Securities of
            Bancorp Hawaii Capital
            Trust I                                   100.0            100.0          100.0
          Minority Interest                             4.4              7.4            6.9
    Less: Intangibles                                 182.9            186.2          191.2
          Unrealized Valuation and Other
            Adjustments                               (13.6)             3.6            6.4
-------------------------------------------------------------------------------------------
Tier I Capital                                      1,149.3          1,103.2        1,049.8
    Allowable Loan Loss Reserve                       144.0            147.2          138.1
    Subordinated Debt                                 195.8             95.0           95.0
    Investment in Unconsolidated
      Subsidiary                                       (3.7)            (2.5)          (2.6)
-------------------------------------------------------------------------------------------
Total Capital                                      $1,485.4         $1,342.9       $1,280.3
===========================================================================================
Risk Weighted Assets                              $11,450.2        $11,708.5      $10,979.2
===========================================================================================
Key Ratios
Tier I Capital Ratio                                  10.04%            9.42%          9.56%
Total Capital Ratio                                   12.97%           11.47%         11.66%
Leverage Ratio                                         7.96%            7.48%          6.88%
===========================================================================================
(1)  Includes profit sharing; stock options and directors' restricted shares and deferred compensation plans; and unrealized valuation adjustments for investment securities, foreign currency translation and pension liability.

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

        As described in Pacific Century's 1998 Annual Report to Shareholders, Pacific Century's Year 2000 project plan includes five phases: awareness, assessment, renovation, validation testing and implementation. As of June 30, 1999, Pacific Century has completed the awareness, assessment, renovation and validation testing phases of its Year 2000 plan for critical systems. For all internally maintained critical systems, the programming code, including vendor-provided code, have been renovated and successfully tested for Year 2000 readiness. In the implementation phase, systems that have been tested as Year 2000 compliant are migrated into production. As of June 30, 1999, Pacific Century had completed 95% of the implementation phase for all critical systems. Additionally, as of June 30, 1999 Pacific Century was substantially complete in developing Year 2000 contingency plans for critical functions. During the remainder of 1999, Pacific Century will focus on validating its Year 2000 contingency plans and monitoring the readiness of third parties that it relies on to conduct business and serve customers.

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

        Notwithstanding these actions, Pacific Century recognizes there can be no assurances that significant customers or critical third parties will adequately address their Year 2000 issues in a timely manner. Consequently, Pacific Century has developed a "Year 2000 event plan" as part of its contingency planning process to cover all critical business operations in the event that circumstances outside of its control causes business disruptions.

Estimated Year 2000 Costs
        Pacific Century estimates that costs directly related to Project 2000 issues will approximate $41 million, including $30 million in estimated incremental cost. Costs associated with Project 2000 primarily include estimates for technology and program management staff, staff retention, consultant fees, and software and hardware costs, as well as, costs for customer education and public relations. Through December 31, 1998, cumulative costs for Project 2000 totaled approximately $25.4 million of which approximately $22.2 million were incurred in 1998. During the first six months of 1999, additional expenditures aggregating $7.2 million were incurred, bringing the total Project 2000 cost to $32.6 million at June 30, 1999. As Project 2000 progresses, the cost estimate could change depending on a number of factors, including the failure of third party vendors to address Year 2000 issues in a timely manner. Year 2000 compliance costs are expected to be funded from operating cash flow.

        Forward-looking statements contained in the above Year 2000 disclosure should be read in conjunction with the cautionary statements included in the introductory section of this report under "Forward-Looking Statements."

Part II. - Other Information

Items 1, 2, 3 and 5 omitted pursuant to instructions.

Item 4 - Submission of Matters to a Vote of Security Holders

        (a) Pacific Century's Annual Shareholders' Meeting was held on April 23, 1999.

        (b)     Omitted per instructions.

        (c) A brief description of each matter voted upon at the Annual Shareholders' Meeting held on April 23, 1999 and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

                (1) Election of four Class I directors for terms expiring in 2002.

                        Peter D. Baldwin -
                        Votes cast for:  66,385,908
                        Votes cast against:  0
                        Votes withheld:  843,446

                        Richard J. Dahl -
                        Votes cast for:  66,520,698
                        Votes cast against:  0
                        Votes withheld:  708,656

                        Donald M. Takaki -
                        Votes cast for:  66,456,513
                        Votes cast against:  0
                        Votes withheld:  789,415

                        J. Richard Fredericks -
                        Votes cast for:  66,456,513
                        Votes cast against:  0
                        Votes withheld:  772,841

                (2) Election of one Class III director for term expiring in 2001.

                        Martin A. Stein -
                        Votes cast for:  66,361,782
                        Votes cast against:  0
                        Votes withheld:  867,569

                (3)     Proposal to approve an amendment to the
                        Certificate of Incorporation to reduce the percentage of shares required to remove a director.

                        Votes cast for:  60,420,228
                        Votes cast against:   377,673
                        Votes abstained:  173,469

                (4)     Proposal to approve an amendment to the
                        Certificate of Incorporation to permit ten percent of the shareholders to call a special meeting.

                        Votes cast for:  60,186,854
                        Votes cast against:  535,795
                        Votes abstained:  245,301

                (5) Proposal to approve an amendment to Pacific Century Financial Corporation Stock Option Plan of 1994 to increase the number of shares of common stock available for grant under the Option Plan.

                        Votes cast for:  60,729,635
                        Votes cast against:  6,173,005
                        Votes abstained:  326,712

                (6) Proposal to approve certain performance-based compensation provisions of the Option Plan for purposes of Section 162(m).

                        Votes cast for:  64,252,300
                        Votes cast against:  2,539,601
                        Votes abstained:  437,450

                (7) Proposal to approve certain material terms of the One-Year Incentive Plan for purposes of Section 162(m).

                        Votes cast for:  63,917,446
                        Votes cast against:  2,819,028
                        Votes abstained:  493,778

                (8) Proposal to approve certain material terms of the Long-Term Incentive Plan for purposes of Section 162(m).

                        Votes cast for:  63,990,879
                        Votes cast against:  2,751,617
                        Votes abstained:  488,855

                (9)     Election of Ernst & Young LLP as Auditor.

                        Votes cast for:  66,731,925
                        Votes cast against:  367,031
                        Votes abstained:  130,397

        (d)     None.

Item 6 - Exhibits and Reports on Form 8-K

        (a)     Exhibit Index

                Exhibit Number

                        3.1     Amendment to the Company's Certificate of
                                Incorporation to reduce the percentage of
                                shares required to remove a director for
                                cause (incorporated by reference to Proposal
                                3 of the March 8, 1999 Proxy Statement)
                        3.2     Amendment to the Company's Certificate of
                                Incorporation to permit ten percent of the
                                shareholders to call a special meeting
                                (incorporated by reference to Proposal 4 of
                                the March 8, 1999 Proxy Statement)
                        3.2     Amendment 99-1 to the Pacific Century
                                Financial Corporation Stock Option Plan of
                                1994 (incorporated by reference to Proposal 5
                                of the March 8, 1999 Proxy Statement)
                        20      Quarterly Report to Shareholders
                        27      Financial Data Schedule
                        99      Statement of Ratios

        (b)     No Form 8-K was filed during the quarter.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date    August 13, 1999                PACIFIC CENTURY FINANCIAL
                                       CORPORATION


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