Form 10-Q
period 1999-09-30
PACIFIC CENTURY FINANCIAL CORP
filed 1999-11-15
CIK 46195

U N I T E D   S T A T E S

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q

  (Mark One)

         [ X ]       Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                or

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

Common Stock, $.01 Par Value; outstanding at October 29, 1999 -
80,243,020 shares

PACIFIC CENTURY FINANCIAL CORPORATION and subsidiaries
September 30, 1999




PART I. - Financial Information

Item 1.                    Financial Statements

Consolidated Statements of Condition (Unaudited)                        Pacific Century Financial Corporation and subsidiaries
------------------------------------------------------------------------------------------------------------------------------
                                                                                        September 30  December 31 September 30
(in thousands of dollars)                                                                       1999         1998        1998
------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                                                   $410,497     $453,527    $407,265
Investment Securities - Held to Maturity
  (Market Value of $815,416, $668,068 and $792,205, respectively)                            816,728      652,802     773,659
Investment Securities - Available for Sale                                                 2,625,545    3,018,403   2,753,981
Securities Purchased Under Agreements to Resell                                                4,103           --      40,000
Funds Sold                                                                                    40,726       45,683     114,940
Loans                                                                                      9,746,581    9,854,000   9,549,741
  Unearned Income                                                                           (213,798)    (225,915)   (207,346)
  Reserve for Loan Losses                                                                   (211,306)    (211,276)   (209,731)
------------------------------------------------------------------------------------------------------------------------------
    Net Loans                                                                              9,321,477    9,416,809   9,132,664
------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                                  13,219,076   13,587,224  13,222,509
Cash and Non-Interest Bearing Deposits                                                       417,142      564,243     541,217
Premises and Equipment                                                                       281,512      293,591     301,124
Customers' Acceptance Liability                                                               10,797        8,227       6,244
Accrued Interest Receivable                                                                   77,915       85,485      88,581
Other Real Estate                                                                              5,874        5,648      10,853
Intangibles, including Goodwill                                                              211,609      216,106     219,442
------------------------------------------------------------------------------------------------------------------------------
Other Assets                                                                                 281,436      256,039     248,536
------------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                         $14,505,361  $15,016,563 $14,638,506
==============================================================================================================================
Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                                           $1,683,210   $1,745,747  $1,656,713
                 - Interest Bearing                                                        2,059,662    2,385,285   2,292,272
  Savings                                                                                    712,968      740,378     740,679
  Time                                                                                     2,570,112    2,637,746   2,759,057
Foreign Deposits
  Demand - Non-Interest Bearing                                                              437,110      489,672     415,846
  Time Due to Banks                                                                          679,344      685,137     718,210
  Other Savings and Time                                                                   1,147,983      892,377     840,100
------------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                         9,290,389    9,576,342   9,422,877
Securities Sold Under Agreements to Repurchase                                             1,916,747    2,008,399   2,380,071
Funds Purchased                                                                              628,212      942,062     288,727
Short-Term Borrowings                                                                        335,416      356,822     363,461
Bank's Acceptances Outstanding                                                                10,797        8,227       6,244
Accrued Retirement Expense                                                                    41,494       39,811      38,555
Accrued Interest Payable                                                                      60,138       55,694      70,311
Accrued Taxes Payable                                                                         90,380      114,443     137,209
Minority Interest                                                                              4,587        7,394       7,690
Other Liabilities                                                                            123,888      136,159     131,735
Long-Term Debt                                                                               794,814      585,616     624,619
------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                                     13,296,862   13,830,969  13,471,499
Shareholders' Equity
Common Stock ($.01 par value), authorized 500,000,000 shares;
 issued / outstanding;  September 1999 - 80,550,124 / 80,308,130;
 December 1998 - 80,512,372 / 80,325,998; September 1998 - 80,462,983 / 80,462,983               806          805         804
Capital Surplus                                                                              345,477      342,932     341,534
Accumulated Other Comprehensive Income                                                       (52,525)     (22,476)    (21,839)
Retained Earnings                                                                            919,664      867,852     846,508
Treasury Stock, at Cost - (September 1999 - 241,994 and December 1998 - 186,374 Shares)       (4,923)      (3,519)         --
------------------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                             1,208,499    1,185,594   1,167,007
------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                           $14,505,361  $15,016,563 $14,638,506
==============================================================================================================================

Consolidated Statements of Income (Unaudited)                          Pacific Century Financial Corporation and subsidiaries
                                                                               3 Months     3 Months     9 Months    9 Months
                                                                                  Ended        Ended        Ended       Ended
------------------------------------------------------------------------------------------------------------------------------
                                                                                Sept 30      Sept 30      Sept 30     Sept 30
(in thousands of dollars except per share amounts)                                 1999         1998         1999        1998
------------------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                                            $173,414     $185,559     $521,050    $556,921
  Loan Fees                                                                       8,792       12,482       30,090      35,060
  Income on Lease Financing                                                       7,035        5,938       21,751      18,429
  Interest and Dividends on Investment Securities
    Taxable                                                                      14,657       16,414       43,248      54,449
    Non-taxable                                                                     268          221          820         823
  Income on Investment Securities Available for Sale                             42,808       43,068      126,508     127,106
  Interest on Deposits                                                            5,700        8,585       20,391      25,780
  Interest on Security Resale Agreements                                             70           41          238          41
  Interest on Funds Sold                                                            223        1,001        4,374       2,963
------------------------------------------------------------------------------------------------------------------------------
    Total Interest Income                                                       252,967      273,309      768,470     821,572
Interest Expense
  Interest on Deposits                                                           63,916       77,590      193,703     232,390
  Interest on Security Repurchase Agreements                                     21,812       31,405       70,621      94,348
  Interest on Funds Purchased                                                     9,975        4,968       31,486      18,688
  Interest on Short-Term Borrowings                                               2,213        4,063        8,783      10,341
  Interest on Long-Term Debt                                                     11,598       10,785       32,180      32,737
------------------------------------------------------------------------------------------------------------------------------
    Total Interest Expense                                                      109,514      128,811      336,773     388,504
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                             143,453      144,498      431,697     433,068
Provision for Loan Losses                                                        13,500       10,737       40,038      71,022
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                             129,953      133,761      391,659     362,046
Non-Interest Income
  Trust Income                                                                   14,670       13,730       44,653      41,561
  Service Charges on Deposit Accounts                                             8,638        9,053       25,708      25,947
  Fees, Exchange, and Other Service Charges                                      21,956       20,143       66,572      57,788
  Other Operating Income                                                         26,061       11,183       50,510      28,139
  Investment Securities Gains                                                        77         (493)       8,742       2,843
------------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                                    71,402       53,616      196,185     156,278
Non-Interest Expense
  Salaries                                                                       50,768       50,198      152,093     145,908
  Pensions and Other Employee Benefits                                           13,437       14,544       43,387      42,176
  Net Occupancy Expense                                                          11,560       13,087       35,638      34,994
  Net Equipment Expense                                                          12,380       12,962       36,192      35,829
  Other Operating Expense                                                        44,889       45,314      132,389     130,616
  Restructuring Charge                                                           22,478           --       22,478      19,400
  Minority Interest                                                                  81           86          384         687
------------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expense                                                  155,593      136,191      422,561     409,610
------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                       45,762       51,186      165,283     108,714
Provision for Income Taxes                                                       24,283       16,351       69,925      36,763
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                      $21,479      $34,835      $95,358     $71,951
==============================================================================================================================
Basic Earnings Per Share                                                          $0.27        $0.43        $1.19       $0.90
Diluted Earnings Per Share                                                        $0.27        $0.43        $1.18       $0.89
Dividends Declared Per Share                                                      $0.17      $0.1625        $0.51     $0.4875
Basic Weighted Average Shares                                                80,274,350   80,459,112   80,332,150  80,201,636
Diluted Weighted Average Shares                                              80,860,870   81,033,346   81,116,106  81,128,698
==============================================================================================================================

Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Accumulated
                                                                                          Other
                                                                Common     Capital Comprehensive   Retained Treasury Comprehensive
(in thousands of dollars)                            Total       Stock     Surplus       Income    Earnings    Stock        Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                    $1,185,594        $805    $342,932     ($22,476)   $867,852  ($3,519)
Comprehensive Income
     Net Income                                     95,358        -           -            -         95,358     -          $95,358
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment          (28,231)       -           -         (28,231)       -        -          (28,231)
         Foreign Currency Translation Adjustment    (1,818)       -           -          (1,818)       -        -           (1,818)
                                                                                                                     --------------
     Total Comprehensive Income                                                                                            $65,309
                                                                                                                     ==============

Common Stock Issued
   37,419 Profit Sharing Plan                          736        -              3         -            (70)     803
  318,672 Stock Option Plan                          5,843        -          2,265         -         (2,288)   5,866
  154,515 Dividend Reinvestment Plan                 3,204           1         137         -           (197)   3,263
    6,595 Directors' Restricted Shares and
               Deferred Compensation Plan              140        -            140         -           -        -
Treasury Stock Purchased                           (11,336)       -           -            -           -     (11,336)
Cash Dividends Paid                                (40,991)       -           -            -        (40,991)    -
---------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                   $1,208,499        $806    $345,477     ($52,525)   $919,664  ($4,923)
=====================================================================================================================

Balance at December 31, 1997                    $1,117,207    $159,369    $168,920     ($24,766)   $813,684    $-
Comprehensive Income
     Net Income                                     71,951        -           -            -         71,951     -          $71,951
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment            4,479        -           -           4,479        -        -            4,479
         Foreign Currency Translation Adjustment    (1,552)       -           -          (1,552)       -        -           (1,552)
                                                                                                                     --------------
     Total Comprehensive Income                                                                                            $74,878
                                                                                                                     ==============

Common Stock Issued
  148,307 Profit Sharing Plan                        3,225         225       3,000         -           -        -
  543,608 Stock Option Plan                          8,943         530       8,413         -           -        -
  207,415 Dividend Reinvestment Plan                 4,431         199       4,232         -           -        -
    5,100 Directors' Restricted Shares and
               Deferred Compensation Plan             (416)          1        (417)        -           -        -
Stock Repurchased                                   (2,134)         (1)     (2,133)
Change in par value of common stock from
   $2.00 per share to $.01 per share                  -       (159,519)    159,519         -           -        -
Cash Dividends Paid                                (39,127)       -           -            -        (39,127)    -
---------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                   $1,167,007        $804    $341,534     ($21,839)   $846,508    $-
=====================================================================================================================

Pacific Century Financial Corporation and subisidaries
Consolidated Statements of Cash Flows (Unaudited)
-----------------------------------------------------------------------------------------------------------------
Nine Months ended September 30
(in thousands of dollars)                                                                     1999          1998
-----------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                                 $95,358       $71,951
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses, depreciation, and amortization of income and expense        46,428        71,649
     Deferred income taxes                                                                 (34,140)      (16,479)
     Realized and unrealized investment security gains                                      (8,779)       (3,562)
     Other assets and liabilities, net                                                      (4,657)      (10,078)
                                                                                       ------------  ------------
     Net cash provided by operating activities                                              94,210       113,481
-----------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from redemptions of investment securities held to maturity                        191,667       545,530
Purchases of investment securities held to maturity                                       (355,592)      (98,974)
Proceeds from sales of investment securities available for sale                          1,184,289     1,822,875
Purchases of investment securities available for sale                                     (829,680)   (1,914,473)
Net decrease (increase) in interest-bearing deposits                                        49,530       (44,366)
Net decrease (increase) in funds sold                                                          854       (74,483)
Net decrease in loans and lease financing                                                  110,783       170,635
Premises and equipment, net                                                                (15,474)      (29,167)
Purchase of Paribas Bank, net of cash and non-interest
   bearning deposits acquired                                                                   --         6,327
Purchase of Triad  Insurance Agency, Inc.
   net of cash and non-interest bearing deposits acquired                                   (2,183)           --
Purchase of additional interest in Bank of Hawaii Nouvelle Caledonie,
   net of cash and non-interest bearing deposits acquired                                     (642)           --
Purchase of additional interest in Banque de Tahiti,
   net of cash and non-interest bearing deposits acquired                                     (633)           --
                                                                                       ------------  ------------
     Net cash provided by investing activities                                             332,919       383,904
-----------------------------------------------------------------------------------------------------------------
Financing Activities
Net decrease in demand, savings, and time deposits                                        (311,733)     (455,761)
Proceeds from lines of credit and long-term debt                                           434,126        52,034
Principal payments on lines of credit and long-term debt                                  (225,058)     (134,247)
Net decrease in short-term borrowings                                                     (427,343)     (186,896)
Net proceeds (payments) from sale (repurchase) of stock                                     (1,413)       14,049
Cash dividends                                                                             (40,991)      (39,127)
                                                                                       ------------  ------------
     Net cash used by financing activities                                                (572,412)     (749,948)

Effect of exchange rate changes on cash                                                     (1,818)       (1,552)
                                                                                       ------------  ------------
     Decrease in cash and non-interest bearing deposits                                   (147,101)     (254,115)

Cash and non-interest bearing deposits at beginning of year                                564,243       795,332
                                                                                       ------------  ------------
Cash and non-interest bearing deposits at end of period                                   $417,142      $541,217
=================================================================================================================

Note 1. Basis of Presentation

  The accompanying unaudited consolidated financial statements of Pacific Century Financial Corporation (Pacific Century) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments of a normal and recurring nature, including adjustments related to completed acquisitions which are necessary for a fair presentation of the results for the interim periods, and should be read in conjunction with the audited consolidated financial statements and related notes included in Pacific Century's 1998 Annual Report to Shareholders. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

  International operations include certain activities located domestically in Hawaii, as well as branches and subsidiaries domiciled outside the United States. The operations of Bank of Hawaii and First Savings and Loan Association of America located in the West and South Pacific that are denominated in U.S. dollars are classified as domestic. Pacific Century's international operations are located in Hong Kong, Japan, Singapore, South Korea, Taiwan, French Polynesia, Fiji, New Caledonia, Papua New Guinea and Vanuatu.

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

Note 3. Acquisitions

  In January 1999, Pacific Century acquired Triad Insurance Agency, Inc. (Triad), a Hawaii-based property/casualty insurance agency. In Hawaii, Triad represents a number of large U.S. property/casualty insurance companies for whom it acts as a servicing agent. The merger, accounted for as a purchase, will expand Pacific Century's range of financial services, which it can offer to customers. Goodwill resulting from the acquisition of approximately $4 million is being amortized over 15 years on a straight-line basis.

  In August 1999, Pacific Century concluded the transaction to increase its ownership by acquiring 5.8 million shares, or approximately 10%, of the outstanding shares of the Bank of Queensland in Australia. This transaction is in addition to a 1998 purchase of 5.4 million convertible notes of the Bank of Queensland.

Note 4. Earnings Per Share

  For the three and nine months ended September 30, 1999 and 1998, there were no adjustments to net income (the numerator) for purposes of computing basic and diluted earnings per share (EPS). The weighted average shares (the denominator) for computing basic and diluted EPS for the three and nine months ended September 30, 1999 and 1998 are presented in the Consolidated Statements of Income. Included in the weighted average shares for computing EPS is the dilutive effect of stock options of 586,520 and 574,234 shares for the three months ended September 30, 1999 and 1998, respectively, and 783,956 and 927,062 for the first nine months ended September 30, 1999 and 1998, respectively.

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

Note 6. Restructuring Charge

  Pacific Century recorded a restructuring charge of $22.5 million in the third quarter of 1999 in connection with a redesign program to increase revenues and improve efficiencies. The restructuring charge included direct and incremental costs associated with this program and consisted of the recognition of accruals of $6.1 million for staff reduction and $0.7 million for occupancy and equipment. In addition, the restructuring charge included period costs of $15.7 million that were directly related to completing the project. Staffing costs consist of projected employee severance payments. The occupancy and equipment portion consists of estimated lease termination costs and losses on the disposal of fixed assets. Project costs include costs relative to the assessment phase of the redesign project of which $14.7 million was paid in September 1999.

  In the second quarter of 1998, Pacific Century recognized a $19.4 million restructuring charge in connection with its strategic actions to improve efficiencies through consolidating subsidiaries, closing branches, and outsourcing activities. The restructuring charge included expected direct and incremental costs associated with these actions and consisted of $9.1 million for lease termination costs, $5.4 million for disposal of fixed assets, $1.6 million for staff reduction, and $3.3 million for data processing and other costs. As of December 31, 1998, the balance in the restructuring accrual was $9.6 million, of which $7.8 million related to termination of lease obligations. In the third quarter of 1999 restructuring liabilities of $2.1 million were transferred to the fixed assets category from the lease obligations ($1.8 million) and other ($0.3 million) categories. During the first nine months of 1999, amounts charged against the restructuring accrual (including amounts set aside to settle long-term lease obligations) totaled $9.5 million. An adjustment of $134,000, netted against non-interest expense was made in 1999's third quarter to eliminate the restructuring accrual.

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

  Presented below are the financial results for each of Pacific Century's major market segments for the three and nine months ended September 30, 1999 and 1998.

Line of Business Selected Financial Information
-----------------------------------------------------------------------------------------------------
                                                                                 Treasury
                                                                         U. S.  and Other Consolidated
(in thousands of dollars)              Hawaii    Pacific       Asia   Mainland  Corporate      Total
-----------------------------------------------------------------------------------------------------
Three Months Ended September 30, 1999
Net Interest Income                   $72,396    $31,123    $10,127    $25,530     $4,277   $143,453
Economic Provision (1)                 (8,174)    (3,579)    (1,203)    (2,639)     2,095    (13,500)
-----------------------------------------------------------------------------------------------------
Risk-Adjusted Net Interest Income      64,222     27,544      8,924     22,891      6,372    129,953
Non-Interest Income                    29,365      8,870      4,995     17,450     10,722     71,402
-----------------------------------------------------------------------------------------------------
Total Risk-Adjusted Revenue            93,587     36,414     13,919     40,341     17,094    201,355
Non-Interest Expense (2)               71,378     26,570      6,693     17,314     33,638    155,593
-----------------------------------------------------------------------------------------------------
Net Income (Loss) Before Income Taxes  22,209      9,844      7,226     23,027    (16,544)    45,762
Income Taxes (3)                      (10,256)    (4,420)    (3,031)   (13,676)     7,100    (24,283)
-----------------------------------------------------------------------------------------------------
Net Income (Loss)                      11,953      5,424      4,195      9,351     (9,444)    21,479
Capital Charge                        (13,589)    (7,774)    (3,058)   (10,294)   (10,464)   (45,179)
-----------------------------------------------------------------------------------------------------
Net Income (Loss) After Capital Charge($1,636)   ($2,350)    $1,137      ($943)  ($19,908)  ($23,700)
=====================================================================================================
Total Assets                       $5,051,881 $2,498,351 $1,337,413 $2,632,591 $2,985,125 $14,505,361

Three Months Ended September 30, 1998
Net Interest Income                   $73,435    $30,428     $9,335    $24,893     $6,407   $144,498
Economic Provision (1)                 (9,203)    (2,123)    (1,270)    (2,834)     4,693    (10,737)
-----------------------------------------------------------------------------------------------------
Risk-Adjusted Net Interest Income      64,232     28,305      8,065     22,059     11,100    133,761
Non-Interest Income                    30,217     10,993      4,038      2,602      5,766     53,616
-----------------------------------------------------------------------------------------------------
Total Risk-Adjusted Revenue            94,449     39,298     12,103     24,661     16,866    187,377
Non-Interest Expense                   73,592     29,602      6,842     20,935      5,220    136,191
-----------------------------------------------------------------------------------------------------
Net Income Before Income Taxes         20,857     9,696       5,261     3,726      11,646     51,186
Income Taxes (3)                       (9,126)   (3,949)     (2,061)    2,338      (3,553)   (16,351)
-----------------------------------------------------------------------------------------------------
Net Income                             11,731     5,747       3,200     6,064       8,093     34,835
Capital Charge                        (14,346)   (8,476)     (3,950)  (10,419)     (6,581)   (43,772)
-----------------------------------------------------------------------------------------------------
Net Income (Loss) After Capital Charge (2,615)   (2,729)       (750)   (4,355)      1,512     (8,937)
=====================================================================================================
Total Assets                       $5,204,899 $2,519,051 $1,001,921 $2,408,904 $3,503,732 $14,638,507
=====================================================================================================

(1) The economic provision for loan losses reflects the expected normalized loss factor determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio.  The economic provision differs from the provision determined under generally accepted accounting principles.  The difference between the sum of the economic provision allocated to business segments and the provision in the consolidated financial statements is included in Treasury and
    Other Corporate.
(2) Non-interest expense for the Treasury and Other Corporate segment included a restructuring charge of
    $22.5 million.
(3) Tax benefits are allocated to the business segment to which they relate.  In the quarters ended
    September 30, 1999 and 1998, income taxes for the U. S. Mainland segment included $4.0 million and $5.0 million, respectively, in tax benefits from low income housing tax credits and investment tax  credits.

Line of Business Selected Financial Information
-----------------------------------------------------------------------------------------------------
                                                                                 Treasury
                                                                         U. S.  and Other Consolidated
(in thousands of dollars)              Hawaii    Pacific       Asia   Mainland  Corporate      Total
-----------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 1999
Net Interest Income                  $217,941    $90,916    $28,552    $77,495    $16,793   $431,697
Economic Provision (1)                (25,038)   (10,368)    (3,599)    (8,252)     7,219    (40,038)
-----------------------------------------------------------------------------------------------------
Risk-Adjusted Net Interest Income     192,903     80,548     24,953     69,243     24,012    391,659
Non-Interest Income                    91,408     30,078     13,635     27,289     33,775    196,185
-----------------------------------------------------------------------------------------------------
Total Risk-Adjusted Revenue           284,311    110,626     38,588     96,532     57,787    587,844
Non-Interest Expense (2)              215,280     80,933     19,852     52,042     54,454    422,561
-----------------------------------------------------------------------------------------------------
Net Income Before Income Taxes         69,031     29,693     18,736     44,490      3,333    165,283
Income Taxes (3)                      (30,708)   (12,856)    (7,676)   (16,043)    (2,642)   (69,925)
-----------------------------------------------------------------------------------------------------
Net Income                             38,323     16,837     11,060     28,447        691     95,358
Capital Charge                        (41,169)   (23,329)    (9,433)   (31,316)   (30,446)  (135,693)
-----------------------------------------------------------------------------------------------------
Net Income (Loss) After Capital Charge($2,846)   ($6,492)    $1,627    ($2,869)  ($29,755)  ($40,335)
=====================================================================================================
Total Assets                       $5,051,881 $2,498,351 $1,337,413 $2,632,591 $2,985,125 $14,505,361
=====================================================================================================

Nine Months Ended September 30, 1998
Net Interest Income                  $217,792    $88,536    $27,806    $75,267    $23,667    $433,068
Economic Provision (1)                (27,477)    (8,320)    (3,801)    (8,320)   (23,104)    (71,022)
-----------------------------------------------------------------------------------------------------
Risk-Adjusted Net Interest Income     190,315     80,216     24,005     66,947        563     362,046
Non-Interest Income                    87,943     31,747     11,921      8,269     16,398     156,278
-----------------------------------------------------------------------------------------------------
Total Risk-Adjusted Revenue           278,258    111,963     35,926     75,216     16,961     518,324
Non-Interest Expense (2)              214,696     82,867     19,060     56,412     36,575     409,610
-----------------------------------------------------------------------------------------------------
Net Income (Loss) Before Income Taxes  63,562     29,096     16,866     18,804    (19,614)    108,714
Income Taxes (3)                      (27,037)   (11,658)    (6,546)     1,350      7,128     (36,763)
-----------------------------------------------------------------------------------------------------
Net Income (Loss)                      36,525     17,438     10,320     20,154    (12,486)     71,951
Capital Charge                        (42,247)   (21,900)   (10,860)   (31,005)   (23,706)   (129,718)
-----------------------------------------------------------------------------------------------------
Net Income (Loss) After Capital Charge (5,722)    (4,462)      (540)   (10,851)   (36,192)    (57,767)
=====================================================================================================
Total Assets                       $5,204,899 $2,519,051 $1,001,921 $2,408,904 $3,503,731 $14,638,506
=====================================================================================================

(1) The economic provision for loan losses reflects the expected normalized loss factor determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio.  The economic provision differs from the provision determined under generally accepted accounting principles.  The difference between the sum of the economic provision allocated to business segments and the provision in the consolidated financial statements is included in Treasury and
    Other Corporate.
(2) Non-interest expense for the Treasury and Other Corporate segment included a restructuring charge of
    $22.5 million in 1999 and $19.4 million in 1998.
(3) Tax benefits are allocated to the business segment to which they relate.  For the nine months ended
    September 30, 1999 and 1998, income taxes for the U. S. Mainland segment included $10.3 million and
    $10.5 million, respectively, in tax benefits from low income housing tax credits and investment tax credits.

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations


PERFORMANCE HIGHLIGHTS

  Pacific Century Financial Corporation (Pacific Century) reported earnings for the three months ended September 30, 1999 of $21.5 million, which reflects a pretax restructuring charge of $22.5 million relative to a redesign program to enhance revenues and improve efficiencies. When fully implemented in the fourth quarter of 2000, the redesign is estimated to produce annualized cost savings of $43 million and revenue enhancements of $21 million (Refer to "Forward-Looking Statements"). Comparatively, earnings in the third quarter of 1998 were $34.8 million. Both basic and diluted earnings per share in the third quarter of 1999 were $0.27, compared to $0.43 in the same 1998 quarter.

  Earnings in the first nine months of 1999 totaled $95.4 million, a 32.5% increase from $72.0 million in the same year earlier period. Basic earnings per share were $1.19 in the first nine months of 1999, up from $0.90 in the comparable 1998 period. Diluted earnings per share were $1.18 for the nine months ended September 30, 1999, compared to $0.89 in the like year ago period.

  Year-over-year comparability in earnings is impacted by the previously mentioned restructuring charge in 1999 and by special charges in the second quarter of 1998, that included a pretax restructuring charge of $19.4 million and a significant increase in the provision for loan losses.

  In the third quarter of 1999, return on average assets
(ROAA) and return on average equity (ROAE) were 0.59% and 7.01%, respectively compared to 0.95% and 11.87% in the same 1998 quarter. Performance ratios for the nine months ended September 30, 1999 improved over 1998. ROAA and ROAE were 0.87% and 10.55% in the first nine months of 1999, compared to 0.65% and 8.35%, respectively, in the same year ago period. For the full year of 1998, ROAA was 0.72% and ROAE was 9.21%.

  Pacific Century has accounted for all of its business acquisitions under the purchase method, which has resulted in the recognition of goodwill and other intangible assets. These intangible assets are amortized over various periods as a non-cash charge to operating income. Operating results under a tangible performance basis excludes from reported earnings the after tax impact of amortization of all intangibles, including goodwill. On a tangible performance basis, Pacific Century's earnings in the third quarter of 1999 were $25.9 million, down from $39.0 million for the same quarter in 1998. Tangible earnings for the nine months ended September 30, 1999 and 1998 were $107.4 million and $82.9 million, respectively. On a per share basis, tangible diluted earnings per share were $0.32 and $0.48 in the third quarter of 1999 and 1998, respectively, and were $1.32 and $1.02 in the first nine months of 1999 and 1998, respectively.

  Third quarter tangible ROAA for Pacific Century was 0.73% in 1999 and 1.07% in the same 1998 quarter. Tangible ROAE was 10.25% and 14.78% for the similar quarters of 1999 and 1998, respectively. In the first nine months of 1999 tangible ROAA and ROAE were 0.99% and 14.45%, respectively, compared to 0.76% and 11.78%, respectively, in the same year ago period.

  On a taxable equivalent basis, net interest income for the three and nine months ended September 30, 1999 were $143.8 million and $432.4 million, compared to $144.6 million and $433.5 million in the same year ago periods. The lower 1999 net interest income is attributed to a decrease in average earning assets that was partially offset by a rise in net interest margin between periods.

  Total assets at September 30, 1999 stood at $14.5 billion relative to $14.6 billion at September 30, 1998 and $15.0 billion at December 31, 1998. The decline in total assets is the result of managed reductions in less productive assets such as cash and non-interest bearing deposits and short-term investments.
Average assets in the third quarter and first nine months of 1999 were down 0.9% and 1.3%, respectively, from the same year-earlier periods.

  Non-performing assets (NPAs), exclusive of accruing loans past due 90 days or more, ended 1999's third quarter at $154.8 million, or 1.59% of total loans. Comparatively, NPAs were $151.5 million, or 1.59% of total loans at September 30, 1998 and $137.5 million, or 1.40% of total loans at year-end 1998.

  The reserve for loan losses totaled $211.3 million at the end of September 1999, representing 2.22% of loans outstanding, compared to $209.7 million and 2.24%, respectively, on the same date in 1998. Net charge-offs for the third quarter of 1999 were $13.5 million, or 0.57% of average loans, compared to $12.7 million and 0.54%, respectively, in 1999's second quarter and $10.2 million, or 0.43% in the third quarter of 1998. For the first nine months of 1999 net charge-offs were $37.0 million, down from $54.1 million in the like period last year. In the current quarter, provisions for loan losses of $13.5 million were charged to income, compared to $13.9 million for the quarter ended June 30, 1999 and $10.7 million in the same quarter last year. For the nine months ended September 30, 1999, loan loss provisions were $40.0 million, down from $71.0 million in the same year ago period. The higher 1998 loan loss provision reflects a build up in reserves during the second quarter of 1998 to cover an increase in NPAs and net charge-offs.

Performance Highlights
Table 1
-------------------------------------------------------------------------
(in millions of dollars except per share amounts)
                                                              Percentage
Earnings Highlights and Performance Ratios    1999      1998      Change
-------------------------------------------------------------------------
Three Months Ended September 30
   Net Income                                $21.5     $34.8       -38.3%
   Basic Earnings Per Share                   0.27      0.43       -37.2%
   Diluted Earnings Per Share                 0.27      0.43       -37.2%
   Cash Dividends                             13.7      13.1

   Return on Average Assets                  0.59%     0.95%
   Return on Average Equity                  7.01%    11.87%
   Average Spread on Earning Assets          4.28%     4.24%
   Efficiency Ratio                         72.44%    68.57%

Nine Months Ended September 30
   Net Income                                $95.4     $72.0        32.5%
   Basic Earnings Per Share                   1.19      0.90        32.2%
   Diluted Earnings Per Share                 1.18      0.89        32.6%
   Cash Dividends                             41.0      39.1

   Return on Average Assets                  0.87%     0.65%
   Return on Average Equity                 10.55%     8.35%
   Average Spread on Earning Assets          4.27%     4.25%
   Efficiency Ratio                         68.25%    69.84%


Summary of Results Excluding the Effect of Intangibles (a)
-------------------------------------------------------------------------
Three Months Ended September 30
   Tangible Net Income                       $25.9     $39.0       -33.6%
   Tangible Basic Earnings per Share          0.32      0.48       -33.3%
   Tangible Diluted Earnings per Shar         0.32      0.48       -33.3%
   Tangible Return on Average Assets         0.73%     1.07%
   Tangible Return on Average Equity        10.25%    14.78%
   Tangible Efficiency Ratio                70.04%    66.18%

Nine Months Ended September 30
   Tangible Net Income                      $107.4     $82.9        29.6%
   Tangible Basic Earnings per Share          1.34      1.03        30.1%
   Tangible Diluted Earnings per Shar         1.32      1.02        29.4%
   Tangible Return on Average Assets         0.99%     0.76%
   Tangible Return on Average Equity        14.45%    11.78%
   Tangible Efficiency Ratio                66.03%    67.73%
-------------------------------------------------------------------------
(a) Intangibles include goodwill, core deposit and trust intangibles, and other intangibles.

Forward-Looking Statements

  This report contains forward-looking statements regarding Pacific Century's beliefs, estimates, projections and assumptions, which are provided to assist in the understanding of certain aspects of Pacific Century's anticipated future financial performance. Pacific Century cautions readers not to place undue reliance on any forward-looking statement. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond Pacific Century's control. Although Pacific Century believes that the assumptions underlying its forward-looking statements are reasonable, any assumptions could prove to be inaccurate and actual results may differ from those contained in or implied by such forward-looking statements. Factors that might cause differences to occur include, but are not limited to, economic conditions in the markets Pacific Century serves and those that impact Hawaii, the U.S. Mainland and Asian economies, fluctuations in interest rates, changes in currencies of Asian Rim and South Pacific countries relative to the U.S. dollar, credit quality, and changes in applicable federal, state, and foreign income tax laws and regulatory and monetary policies, and the nature and level of competition. Forward-looking statements that could significantly differ from estimates include uncertainties relating to Pacific Century's efforts to prepare its systems and technology for Year 2000 readiness, as well as uncertainties relating to the ability of third parties with whom Pacific Century has business relationships to address Year 2000 issues in a timely and adequate manner and uncertainties of fully realizing the anticipated cost savings and revenue enhancements associated with Pacific Century's recently announced redesign program within the expected timeframe.

LINE OF BUSINESS FINANCIAL REVIEW

  Pacific Century is a financial services organization that maintains a broad presence throughout the Pacific region and operates through a unique trans-Pacific network of locations. Its activities are conducted primarily through approximately 180 branches and representative and extension offices (including branches of affiliate banks). Pacific Century provides diverse financial products and services to individuals, businesses, governmental agencies and financial institutions.

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

  Note 7 to the Consolidated Financial Statements presents the line of business financial reports for Pacific Century's major market segments for the three and nine months ended September 30, 1999 and 1998. Because market segment financial reports are prepared in accordance with accounting practices that could differ from generally accepted accounting principles, the amounts reflected therein may not agree with the corresponding amounts reported in the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

  For the quarter ended September 30, 1999, the Hawaii segment contributed $12.0 million in net income an increase from the $11.7 million reported for the third quarter of 1998. RAROC for this segment rose to 13% for the third quarter of 1999 from 12% in the same quarter of 1998. Total assets in the Hawaii segment declined to $5.1 billion at September 30, 1999 from $5.2 billion at September 30, 1998 and $5.3 billion at year-end 1998.

  For the nine months ended September 30, 1999, net income for the Hawaii segment was up 4.9% to $38.3 million from $36.5 million in the same year-earlier period. RAROC rose to 14% in the first nine months of 1999 from 13% in the comparable 1998 period.

Pacific Market

  Pacific Century's Intra-Pacific region spans island nations across the West and South Pacific. Pacific Century is the only
United States financial institution to have such a broad presence in this region.

  Pacific Century serves the West Pacific through branches of both Bank of Hawaii and First Savings and Loan Association of
America (First Savings).

  Pacific Century's presence in the South Pacific includes various subsidiary and affiliate banks and branches of Bank of Hawaii. Subsidiaries in the South Pacific are located in French Polynesia, New Caledonia, Papua New Guinea and Vanuatu, and affiliates are located in Samoa, Solomon Islands, and Tonga.
Bank of Hawaii locations in this region consist of three branches in Fiji and two branches in American Samoa.

  Net income in the Pacific segment was $5.4 million for the quarter ended September 30, 1999 compared to $5.7 million in the third quarter of 1998. RAROC, including the amortization of intangibles for this segment, declined to 10% in the third quarter of 1999 from 11% for the same quarter in 1998. Total assets in the Pacific segment were $2.5 billion at the end of September 1999, about level with same year ago date. Comparatively total assets at year-end 1998 were $2.4 billion.

  For the first nine months of 1999, net income for the Pacific segment was $16.8 million, down from $17.4 million reported in the same period last year. Year-to-date RAROC for the Pacific segment decreased to 11% in 1999 from 12% for the first nine months of 1998.

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

  For the quarter ended September 30, 1999, net income in the Asia segment was $4.2 million, compared to $3.2 million for the same quarter in 1998. RAROC for this segment was 21% in the third quarter of 1999, compared to 13% for the same quarter in 1998. The improved 1999 results in Asia were driven by higher net interest income and fee income. As of September 30, 1999, September 30, 1998 and December 31, 1998, total assets in the Asia segment were $1.3 billion, $1.0 billion and $1.0 billion, respectively.

  For the nine months ended September 30, 1999, net income for the Asia segment was $11.1 million, compared to $10.3 million in the comparable 1998 period. RAROC for the Asia segment was 18% and 14% for the nine months ended September 30, 1999 and 1998, respectively.

  For additional information on Asia, see the "International
Operations" section in this report.

U.S. Mainland Market

  Pacific Century's U.S. Mainland segment includes Pacific
Century Bank, N.A. (PCB) and Bank of Hawaii operating units for large corporate lending and leasing.

  In the third quarter of 1999, the U.S. Mainland segment contributed net income of $9.4 million, up from $6.1 million in the same year ago quarter. Results for 1999 included a net gain of $1.3 million from the sale of Arbella Leasing Corp., a special purpose leasing subsidiary. Net income for the three months ended September 30, 1999 and 1998, included tax benefits of $4.0 million and $5.0 million, respectively, from low income housing tax credits and investment tax credits. RAROC, including the amortization of intangibles for this segment was 14% in the third quarter of 1999, improving from 9% for the same quarter in 1998. As of September 30, 1999, September 30, 1998 and December 31, 1998, total assets in the U.S. Mainland segment were $2.6 billion, $2.4 billion and $2.6 billion, respectively.

  For the first nine months of 1999, net income for the U.S. Mainland segment was $28.4 million, a 41.1% increase over $20.2 million in the like 1998 period. Comparison between periods reflect a pretax security gain of $6.5 million in 1999 relative to the sale of newly issued equity securities acquired in conjunction with leasing transactions. Included in net income were tax benefits from low income housing tax credits and investment tax credits of $10.3 million and $10.5 million for the nine months ended September 30, 1999 and 1998, respectively. RAROC for the U.S. Mainland segment was 14% and 10% in the first nine months of 1999 and 1998, respectively.

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

  The Treasury and Other Corporate segment reflected a third quarter 1999 net loss of $9.4 million, that included the $22.5 million restructuring charge, compared to net income of $8.1 million in the same quarter in 1998. At September 30, 1999, September 30, 1998 and year-end 1998 this segment held assets of $3.0 billion, $3.5 billion, and $3.7 billion, respectively.

  For the nine months ended September 30, 1999, net income for the Treasury and Other Corporate segment was $0.7 million, compared to a net loss of $12.5 million in the same 1998 period. Both the 1999 and 1998 periods were impacted by special charges. As previously mentioned, 1999's results were affected by a restructuring charge, while 1998 included a $19.4 million restructuring charge and an increase in the consolidated provision for loan losses that exceeded the economic provision.

STATEMENT OF INCOME ANALYSIS

  Comparability between periods in the Consolidated Statements of Income is impacted by the January 1999 acquisition of Triad and the restructuring charges recognized in 1999 and 1998.

Net Interest Income

  In the third quarter of 1999, net interest income on a taxable equivalent basis was $143.8 million, slightly lower than $144.6 million in the same year-earlier quarter. For the nine months ended September 30, 1999, tax equivalent net interest income was $432.4 million compared to the $433.5 million in the first nine months of 1998. The decline in 1999's net interest income reflected a year-over-year drop in average earning assets of approximately $133 million and $193 million in the third quarter and first nine months of 1999, respectively.

  In the third quarter of 1999, the average net interest margin on earning assets improved to 4.28% from 4.24% for the same quarter in 1998 and edged up in the first nine months of 1999 to 4.27% from 4.25% in the comparable year ago period. The improvement in net interest margin was driven by lower cost of funds, which declined 60 basis points in the third quarter of 1999 to 4.06% from 4.66% in the same year earlier quarter. For the first nine months of 1999, the cost of funds was 4.09% reflecting a decrease of 54 basis points from 4.63% in the first nine months of 1998. During these same periods, the yield on earning assets also fell, but by a lesser extent. The year-over-year decline in the yield on earning assets was 46 and 45 basis points in 1999's September quarter and first nine months, respectively. Presented in Table 2 are average balances, yields, and rates paid for the three and nine months ended September 30, 1999 and 1998.

Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent (Unaudited)
--------------------------------------------------------------------------------------------------
                                            Three Months Ended             Three Months Ended
                                            September 30, 1999             September 30, 1998
                                         Average  Income/   Yield/      Average  Income/   Yield/
(in millions of dollars)                 Balance  Expense     Rate      Balance  Expense     Rate
--------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits               $348.5     $5.7     6.49%      $560.6     $8.6     6.08%
  Investment Securities Held to Maturity
    -Taxable                               804.8     14.7     7.23        845.9     16.4     7.70
    -Tax-Exempt                             11.7      0.4    14.04         11.3      0.3    11.94
  Investment Securities Available for    2,677.5     42.8     6.31      2,763.0     43.1     6.18
  Funds Sold                                38.9      0.5     5.57         71.2      1.1     5.80
  Net Loans
    -Domestic                            7,692.0    154.6     7.98      7,638.2    164.7     8.56
    -Foreign                             1,729.7     25.8     5.92      1,643.6     26.7     6.45
  Loan Fees                                           8.8                           12.5
                                     ------------------------------ ------------------------------
    Total Earning Assets                13,303.1    253.3     7.55     13,533.8    273.4     8.01
Cash and Due From Banks                    425.2                          595.8
Other Assets                               655.2                          387.1
                                     ------------                   ------------
    Total Assets                       $14,383.5                      $14,516.7
                                     ============                   ============
Interest Bearing Liabilities
  Domestic Dep- Demand                  $2,128.8     12.3     2.30     $2,023.8     14.4     2.83
              - Savings                    720.5      3.7     2.03        763.2      4.6     2.39
              - Time                     2,492.7     29.4     4.68      2,682.2     35.6     5.26
                                     ------------------------------ ------------------------------
    Total Domestic                       5,342.0     45.4     3.37      5,469.2     54.6     3.96
  Foreign Deposits
    - Time Due to Banks                    606.7      8.1     5.27        621.3     10.6     6.79
    - Other Time and Savings             1,175.7     10.4     3.52      1,172.6     12.4     4.20
                                     ------------------------------ ------------------------------
    Total Foreign                        1,782.4     18.5     4.11      1,793.9     23.0     5.10
                                     ------------------------------ ------------------------------
    Total Interest Bearing Deposits      7,124.4     63.9     3.56      7,263.1     77.6     4.24
Short-Term Borrowings                    2,837.3     34.0     4.75      3,030.8     40.4     5.29
Long-Term Debt                             732.3     11.6     6.28        672.5     10.8     6.36
                                     ------------------------------ ------------------------------
    Total Interest Bearing Liabilitie   10,694.0    109.5     4.06     10,966.4    128.8     4.66
Net Interest Income                                 143.8                          144.6
Interest Rate Spread                                          3.49%                          3.35%
Net Interest Margin                                           4.28%                          4.24%
Demand Deposit- Domestic                 1,633.7                        1,574.9
              - Foreign                    438.6                          542.7
                                     ------------                   ------------
Total Demand Deposits                    2,072.3                        2,117.6
Other Liabilities                          401.2                          268.5
Shareholders' Equity                     1,216.0                        1,164.2
                                     ------------                   ------------
    Total Liabilities and Shareholder  $14,383.5                      $14,516.7
                                     ============                   ============
Provision for Loan Losses                            13.5                           10.7
Net Overhead                                         84.2                           82.6
                                                 ---------                      ---------
Income Before Income Taxes                           46.1                           51.3
Provision for Income Taxes                           24.3                           16.4
Tax-Equivalent Adjustment                             0.1                            0.1
                                                 ---------                      ---------
Net Income                                          $21.7                          $34.8
                                                 =========                      =========

Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent (Unaudited)
-----------------------------------------------------------------------------------------------------
                                            Nine Months Ended                 Nine Months Ended
                                            September 30, 1999                September 30, 1998
                                         Average  Income/   Yield/         Average  Income/   Yield/
(in millions of dollars)                 Balance  Expense     Rate         Balance  Expense     Rate
-----------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits               $424.2    $20.4     6.43%         $508.4    $25.8     6.78%
  Investment Securities Held to Maturity
    -Taxable                               808.9     43.2     7.15           964.9     54.4     7.54
    -Tax-Exempt                             11.7      1.3    14.44            11.8      1.3    14.39
  Investment Securities Available for    2,735.4    126.5     6.18         2,697.3    127.1     6.30
  Funds Sold                               125.2      4.9     5.20            91.1      3.0     4.41
  Net Loans
    -Domestic                            7,721.9    461.6     7.99         7,650.3    487.4     8.52
    -Foreign                             1,706.8     81.2     6.36         1,728.4     87.9     6.80
  Loan Fees                                          30.1                              35.1
                                     ------------------------------    ------------------------------
    Total Earning Assets                13,534.1    769.2     7.60        13,652.2    822.0     8.05
Cash and Due From Banks                    475.6                             591.8
Other Assets                               648.5                             606.9
                                     ------------                      ------------
    Total Assets                       $14,658.2                         $14,850.9
                                     ============                      ============
Interest Bearing Liabilities
  Domestic Dep- Demand                  $2,146.0     36.4     2.27        $2,128.5     42.5     2.67
              - Savings                    728.0     11.0     2.03           793.7     14.5     2.44
              - Time                     2,534.0     90.9     4.80         2,774.8    110.9     5.34
                                     ------------------------------    ------------------------------
    Total Domestic                       5,408.0    138.3     3.42         5,697.0    167.9     3.94
  Foreign Deposits
    - Time Due to Banks                    646.7     25.0     5.17           584.7     30.3     6.92
    - Other Time and Savings             1,163.7     30.4     3.49         1,171.9     34.2     3.91
                                     ------------------------------    ------------------------------
    Total Foreign                        1,810.4     55.4     4.09         1,756.6     64.5     4.91
                                     ------------------------------    ------------------------------
    Total Interest Bearing Deposits      7,218.4    193.7     3.59         7,453.6    232.4     4.17
Short-Term Borrowings                    3,118.3    110.9     4.75         3,086.7    123.4     5.34
Long-Term Debt                             665.2     32.2     6.47           689.0     32.7     6.35
                                     ------------------------------    ------------------------------
    Total Interest Bearing Liabilitie   11,001.9    336.8     4.09        11,229.3    388.5     4.63
Net Interest Income                                 432.4                             433.5
Interest Rate Spread                                          3.51%                             3.42%
Net Interest Margin                                           4.27%                             4.25%
Demand Deposit- Domestic                 1,649.2                           1,651.1
              - Foreign                    427.6                             426.1
                                     ------------                      ------------
Total Demand Deposits                    2,076.8                           2,077.2
Other Liabilities                          370.8                             392.0
Shareholders' Equity                     1,208.7                           1,152.4
                                     ------------                      ------------
    Total Liabilities and Shareholder  $14,658.2                         $14,850.9
                                     ============                      ============
Provision for Loan Losses                            40.0                              71.0
Net Overhead                                        226.4                             253.2
                                                 ---------
Income Before Income Taxes                          166.0                             109.3
Provision for Income Taxes                           69.9                              36.8
Tax-Equivalent Adjustment                             0.7                               0.5
                                                 ---------                         ---------
Net Income                                          $95.4                             $72.0
                                                 =========                         =========

Provision for Loan Losses

      The provision for loan losses was $13.5 million in 1999's third quarter, up from $10.7 million for the same quarter last year. In the first nine months of 1999, the provision for loan losses totaled $40.0 million, a $31.0 million decline from $71.0 million in the year earlier period. The lower 1999 year-to-date provision reflects a decline in net loan charge-offs. Additionally, the 1998 provision included a build up of reserves to cover an increase in NPAs. For further information on credit quality, refer to the section on "Corporate Risk Profile - Credit Risk - Reserve for Loan Losses."

Non-Interest Income

      Total non-interest income in the third quarter of 1999, was $71.4 million, compared to $53.6 million for the same quarter in 1998, an increase of 33.2%. For the first nine months of 1999, total non-interest income was $196.2 million, up 25.5% over the same year-earlier period. The rise in non-interest income is mostly accounted for by the sale of Arbella Leasing Corp., a special purpose leasing subsidiary, that resulted in a one-time gain of $14.0 million. The net impact of this sale resulted in an increase in earnings of $1.3 million after providing for income taxes of $12.7 million. Incremental non-interest income attributed to the Triad acquisition was approximately $2.1 million in the third quarter of 1999 and $6.3 million in the first nine months of 1999.

Non-Interest Income
Table 3
                           3 Months Ended 3 Months Ended 9 Months Ended9 Months Ended
(in millions)              Sept. 30, 1999 Sept. 30, 1998 Sept. 30, 1999Sept. 30, 1998
----------------------------------------------------------------------------------------------------
Trust Income                        $14.7          $13.7          $44.7         $41.6
Service Charges on Deposit Accounts   8.6            9.1           25.7          26.0
Fees, Exchange and Other Service
  Charges                            22.0           20.1           66.6          57.8
Other Operating Income               26.0           11.2           50.5          28.1
Investment Securities Gains           0.1          (0.5)            8.7           2.8
----------------------------------------------------------------------------------------------------
     Total Non-Interest Income      $71.4          $53.6         $196.2        $156.3
====================================================================================================

      Trust income for the third quarter of 1999 increased to $14.7 million, up 6.8% from the same quarter last year. Year-to-date trust income totaled $44.7 million, reflecting a 7.4% increase over the first nine months of 1998. The year-over-year rise in trust income is primarily attributed to increases in investment management fees, agency fees, and trust fees. The Pacific Capital family of mutual funds and Hawaiian Tax Free Trust, which are managed by Pacific Century Trust, have continued to experience growth.
      Service charges on deposit accounts for the September 1999 quarter decreased to $8.6 million, from $9.1 million in the same quarter last year. For the first nine months of 1999, service charges from deposit accounts at $25.7 million were almost level with the same year ago period.

      Fees, exchange and other service charges increased to $22.0 million for the third quarter of 1999, from $20.1 million in the same 1998 quarter. The year-to-date total for this category was $66.6 million in 1999, an increase of $8.8 million, or 15.2%, over the first nine months of 1998. Income generated from international activities including letter of credit and acceptance fees, profit on foreign currency, and exchange fees totaled $17.0 million for the first nine months of 1999, up $2.7 million, or 19.3% over the same period in 1998.

      Mortgage servicing fees increased to $6.5 million in the first nine months of 1999, up 25.0% from $5.2 million for the same period in 1998. This increase is due to the growth in Pacific Century's mortgage servicing portfolio to $2.4 billion at September 30, 1999 from $1.9 billion at September 30, 1998. The growth in the servicing portfolio reflects Bank of Hawaii's exceptionally high residential loan origination levels over the last twelve months.

      Also, included in fees, exchange and other service charges are fees earned through Pacific Century's ATM network. Pacific Century's ATM network at the end of September 1999 comprised 495 machines, compared to 492 at year-end 1998. Fees generated by this network totaled $11.4 million in the first nine months of 1999, up 47.2% from $7.8 million for the same period in 1998.

      Other operating income in 1999's third quarter was $26.0 million, an increase of $14.8 million over the same quarter of 1998. Year-to-date other income increased 79.5% over the first nine months of 1998. As mentioned earlier, the Arbella Leasing sale contributed a one-time gain of $14 million to other operating income in 1999. Additionally, the increase in year-to-date other operating income also reflected insurance commissions from the Triad acquisition.

      Sales of investment securities during the nine months ended September 30, 1999 resulted in net investment security gains of $8.7 million, compared to $2.8 million in the comparable year earlier period. Approximately $6.5 million of the 1999 gain resulted from the sale of newly issued equity securities acquired in conjunction with leasing transactions.

Non-Interest Expense

      Total non-interest expense for the September 1999 quarter was $155.6 million, compared to $136.2 million in the similar quarter of 1998, an increase of $19.4 million. Year-to-date non-interest expense was $422.6 million, up 3.2% from the first nine months of 1998. Comparability between periods is affected by restructuring charges of $22.5 million and $19.4 million, that were recognized in the third quarter of 1999 and in the second quarter of 1998, respectively. The 1999 restructuring charge is related to a redesign program to increase revenues, reduce expenses, and improve financial services and products.

      The components of the 1999 restructuring charge consisted of accruals of $6.1 million for staff reductions and $0.7 million for occupancy and equipment plus period costs of $15.7 million associated with the assessment phase of the redesign project. In the third quarter of 1999, $14.7 million of the redesign project costs were paid.

      The 1998 restructuring charge was related to strategic actions to improve efficiencies through consolidating subsidiaries, closing branches and outsourcing subsidiaries and consisted of $9.1 million for lease obligation termination costs, $5.4 million for fixed assets disposal, $1.6 million for staff reduction, and $3.3 million for data processing and other costs. In the third quarter of 1999, restructuring liabilities of $1.8 million and $0.3 million from the lease obligation and other costs categories, respectively, were transferred to the fixed assets category. In the first nine months of 1999, $9.5 million was charged against the restructuring accrual (including amounts set aside to settle long-term lease obligations). An adjustment of $134,000, netted against non-interest expense was made in 1999's third quarter to eliminate the residual restructuring accrual.

      Incremental non-interest expense attributed to the Triad acquisition was approximately $1.7 million and $5.2 million for the three and nine months ended September 30, 1999.

Non-Interest Expense
Table 4
                           3 Months Ended 3 Months Ended 9 Months Ended9 Months Ended
(in millions)              Sept. 30, 1999 Sept. 30, 1998 Sept. 30, 1999Sept. 30, 1998
-----------------------------------------------------------------------------------------------------
Salaries                            $50.8          $50.2         $152.1        $145.9
Pension and Other Employee Benefits  13.4           14.5           43.4          42.2
Net Occupancy Expense                11.5           13.1           35.6          35.0
Net Equipment Expense                12.4           13.0           36.2          35.8
Other Operating Expense              44.9           45.3          132.4         130.6
Restructuring Charge                 22.5              -           22.5          19.4
Minority Interest                     0.1            0.1            0.4           0.7
----------------------------------------------------------------------------------------------------
     Total Non-Interest Expense    $155.6         $136.2         $422.6        $409.6
====================================================================================================

      Salaries and pension and other employee benefits expense totaled $64.2 million in the third quarter of 1999 compared to $64.7 million in the same quarter last year. For the first nine months, total salaries and benefits rose 3.9% to $195.5 million from $188.1 million in the same period last year. Approximately $2.3 million of the year-to-date increase is attributed to the Triad acquisition. The Year 2000 project also continues to affect salaries and benefits for 1999.

      Net occupancy and equipment expense in the September 1999 quarter declined to $23.9 million from $26.1 million for the same period in 1998. For the first nine months of 1999, net occupancy and equipment expense totaled $71.8 million, up 1.4% from $70.8 million in the similar period last year.

      Other operating expense decreased to $44.9 million in the third quarter of 1999, a 0.9% decline from $45.3 million for the same quarter in 1998. Year-to-date other operating expense, however, increased $1.8 million to $132.4 million from $130.6 million in the first nine months of 1998. Incremental other operating expense attributed to the Triad acquisition was approximately $2.5 million in the first nine months of 1999.

      Pacific Century utilizes the efficiency ratio as a tool to manage non-interest income and expense. The efficiency ratio is derived by dividing non-interest expense by net operating revenue (net interest income plus non-interest income before securities transactions). For the third quarter and first nine months of 1999, the efficiency ratio was 72.4% and 68.3%, respectively. Comparatively, this ratio was 68.6% in the same quarter last year and 69.8% in the first nine months of 1998. Comparison of the efficiency ratio between periods is affected by the restructuring charges and the sale of Arbella Leasing Corp.

BALANCE SHEET ANALYSIS

Loans

      Loans comprise the largest category of earning assets for Pacific Century and produce the highest level of earnings. At September 30, 1999, loans outstanding were $9.7 billion, compared to $9.9 billion at year-end 1998 and $9.5 billion at September 30, 1998.

      Pacific Century's objective is to maintain a diverse loan portfolio in order to spread credit risk and reduce exposure to economic downturns that may impact different markets and industries. The composition of the loan portfolio is regularly monitored to ensure diversity as to loan type, geographic distribution, and industry and borrower concentration.

      Table 5 presents the composition of the loan portfolio by major loan categories as of September 30, 1999, December 31, 1998 and September 30, 1998.

Loan Portfolio Balances
Table 5
-------------------------------------------------------------------------------
                                     September 30    December 31  September 30
(in millions of dollars)                     1999           1998          1998
-------------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial             $2,491.5       $2,579.7      $2,375.1
   Real Estate
       Constructio-- Commercial             303.7          276.3         279.4
                  -- Residential             12.4           23.5          15.7
       Mortgage --Commercial              1,264.5        1,139.1       1,237.1
               -- Residential             2,584.0        2,699.4       2,618.6
   Installment                              743.9          763.0         795.3
   Lease Financing                          547.1          554.5         479.6
-------------------------------------------------------------------------------
     Total Domestic                       7,947.1        8,035.5       7,800.8
-------------------------------------------------------------------------------
Foreign Loans                             1,799.5        1,818.5       1,748.9
-------------------------------------------------------------------------------
     Total Loans                         $9,746.6       $9,854.0      $9,549.7
===============================================================================

Investment Securities

      Pacific Century's investment portfolio is managed to provide collateral for cash management needs, to meet strategic asset/liability positioning, and to provide both interest income and balance sheet liquidity. At September 30, 1999, available-for-sale securities decreased to $2.6 billion from $2.8 billion a year ago and $3.0 billion at year-end 1998. Securities held to maturity were $817 million at September 30, 1999, up from $774 million a year ago and $653 million at year-end 1998.

Deposits

      As of September 30, 1999, deposits totaled $9.3 billion, down from $9.4 billion at September 30, 1998 and $9.6 billion at year-end 1998. As of September 30, 1999, the mix of deposits has changed with domestic deposits decreasing and foreign deposits increasing. At $7.0 billion, domestic deposits at September 30, 1999 were $483 million lower than year-end 1998, while during this same time foreign deposits increased $197 million. A lower level of interest-bearing demand accounts accounted for most of the decline in domestic deposits.

      Table 6 presents average deposits by type for the third quarters of 1999 and 1998 and the full year 1998.

Average Deposits
Table 6
---------------------------------------------------------------------------------------
                                  Quarter Ended      Year Ended        Quarter Ended
                                September 30, 1999 December 31, 1998 September 30, 1998
(in millions of dollars)         Amount      Mix    Amount    Mix      Amount    Mix
---------------------------------------------------------------------------------------
Domestic
  Non-Interest Bearing Demand  $1,633.7     17.8%  $1,650.4  17.3%   $1,574.9   16.8%
  Interest-Bearing Demand       2,128.8     23.1    2,114.8  22.1     2,023.8   21.6
  Regular Savings                 720.5      7.8      783.9   8.2       763.2    8.1
  Time Certificates
    of Deposit
    ($100,000 or More)          1,024.1     11.1    1,028.2  10.8     1,085.2   11.6
All Other Time and
    Savings Certificates        1,468.6     16.0    1,752.5  18.4     1,597.0   17.0
---------------------------------------------------------------------------------------
Total Domestic                  6,975.7     75.8    7,329.8  76.8     7,044.1   75.1
---------------------------------------------------------------------------------------
Foreign
  Non-Interest Bearing Demand     438.6      4.8      447.7   4.7       542.7    5.8
  Time Due to Banks               606.7      6.6      596.1   6.2       621.3    6.6
  Other Time and Savings        1,175.7     12.8    1,176.1  12.3     1,172.6   12.5
---------------------------------------------------------------------------------------
Total Foreign                   2,221.0     24.2    2,219.9  23.2     2,336.6   24.9
---------------------------------------------------------------------------------------
Total                          $9,196.7    100.0%  $9,549.7 100.0%   $9,380.7  100.0%
=======================================================================================

Borrowings

      Short-term borrowings, including funds purchased and securities sold under agreements to repurchase, totaled $2.9 billion at September 30, 1999, $3.3 billion at year-end 1998 and $3.0 billion at September 30, 1998.

      Long-term debt on September 30, 1999 increased to $795 million from $586 million at year-end 1998. This increase is primarily attributed to $125 million in subordinated notes issued by Bank of Hawaii in the first quarter of 1999. The notes bear a fixed rate of interest at 6.875%, mature in 10 years (March 1, 2009), and qualify as Tier 2 capital.

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

      The countries in Asia to which Pacific Century maintains its largest credit exposure on a cross border basis include South Korea, Japan and Taiwan. Table 7 presents as of September
30, 1999, December 31, 1998, and September 30, 1998 a geographic distribution of Pacific Century's cross-border assets for each country in which such assets exceeded 0.75% of total assets.


Geographic Distribution of Cross-Border International Assets (1)
Table 7
(in millions)
Country                    September 30, 1999   December 31, 1998  September 30, 1998
----------------------------------------------------------------------------------------------------
Japan                                  $282.1              $354.8              $354.9
South Korea                             345.8               264.9               255.2
Taiwan                                  115.1               123.9               127.1
France                                  166.7                35.5                55.1
All Others                              580.4               593.6               561.6
                                  -----------         -----------         -----------
                                     $1,490.1            $1,372.7            $1,353.9
                                      =======             =======             =======

(1)  In this table, cross-border outstandings are defined as foreign monetary assets that are payable to
Pacific Century in U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies.  Monetary assets include loans, acceptances, and interest-bearing deposits with other banks.

Pacific Century's cross-border credit assets in Thailand and Indonesia at September 30, 1999 were $13 million and $13 million, respectively, compared to $20 million and $16 million, respectively, at June 30, 1999 and $24 million and $17 million, respectively at December 31, 1998.

CORPORATE RISK PROFILE

Credit Risk

Non-Performing Assets and Past Due Loans

      Non-performing assets (NPAs) consist of non-accrual loans, restructured loans and foreclosed real estate. These assets increased to $154.8 million at September 30, 1999 from $151.5 million a year ago and $137.5 million at the end of 1998. Compared with the prior two quarter-ends, NPAs ended the current quarter at $5.4 million above June 30, 1999 and $8.5 million below March 31, 1999.

      At September 30, 1999, the ratio of NPAs to outstanding loans was 1.59%. Comparatively the ratio was 1.40% at year-end
1998 and 1.59% at September 30, 1998.  Table 8 presents Pacific
Century's NPAs and ratio of NPAs to total loans.

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

      Total non-accrual loans rose to $148.9 million at September 30, 1999, up from $131.9 million and $140.6 million at year-end 1998 and September 30, 1998, respectively. Higher non-accrual balances in the commercial real estate, commercial and industrial loan, and lease categories accounted for most of the increase relative to year-end 1998 and September 1998. Foreign non-accrual loans at September 30, 1999 declined $1.8 million from year-end 1998 and $12.2 million from the same date last year.

      Non-performing residential mortgages (excluding construction loans) totaled $33.1 million at September 30, 1999, compared to $36.4 million at year-end 1998 and $35.9 million a year ago. Because residential mortgages are secured by real estate, the credit risk on these loans are lower than for unsecured lending. Most of Pacific Century's residential loans are owner-occupied first mortgages and were generally underwritten to provide a loan-to-value ratio of no more than 80% at origination.

      Foreclosed real estate totaled $5.9 million at September 30, 1999 compared to $5.6 million at year-end 1998 and $10.9 million a year ago. At September 30, 1999, the foreclosed real estate portfolio consisted of properties located mostly in Hawaii.

      Accruing loans past due 90 days or more have remained relatively constant since year-end 1998 totaling $21.6 million at September 30, 1999 and $20.8 million at year-end 1998. Compared to September 30, 1998 accruing loans past due 90 days or more declined $5.7 million.

Potential Problem Loans

      Pacific Century is currently involved in ongoing discussions with a Korean group of related borrowers who are experiencing financial difficulties. As of September 30, 1999, Pacific Century's aggregate credit exposure to this group totaled approximately $34 million. Although these credits were on an accrual status at the end of the third quarter, it is difficult, at this time, to predict the ultimate outcome of the discussions and any resulting impact to Pacific Century.

Non-Performing Assets and Accruing Loans Past Due 90 Days or More
Table 8
----------------------------------------------------------------------------------
                                         September 30   December 31  September 30
(in millions of dollars)                        1999           1998          1998
----------------------------------------------------------------------------------
Non-Accrual Loans
   Commercial and Industrial                   $31.7          $28.2         $24.0
   Real Estate
     Construction                                2.1            2.9           4.4
     Commercial                                 20.8            5.4           6.7
     Residential                                33.1           36.4          35.9
   Installment                                   0.7            0.8           0.9
   Leases                                        4.8            0.7           0.8
   Foreign                                      55.7           57.5          67.9
                                         -----------------------------------------
         Subtotal                              148.9          131.9         140.6

Foreclosed Real Estate
   Domestic                                      5.6            5.5          10.8
   Foreign                                       0.3            0.1           0.1
                                         -----------------------------------------
         Subtotal                                5.9            5.6          10.9
                                         -----------------------------------------
     Total Non-Performing Assets               154.8          137.5         151.5
                                         -----------------------------------------

Accruing Loans Past Due 90 Days or More
   Commercial and Industrial                     6.2            0.4           7.3
   Real Estate
     Construction                                0.5            0.4           0.6
     Commercial                                  2.4            0.0           0.8
     Residential                                 2.8            4.5           4.8
   Installment                                   4.5            7.3           6.6
   Leases                                        0.2            0.3           0.1
   Foreign                                       5.0            7.9           7.1
                                         -----------------------------------------
         Subtotal                               21.6           20.8          27.3
                                         -----------------------------------------
     Total                                    $176.4         $158.3        $178.8
                                         =========================================
----------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   to Total Loans                               1.59%          1.40%         1.59%
----------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   and Accruing Loans Past Due
   90 Days or More to Total Loans               1.81%          1.61%         1.87%
----------------------------------------------------------------------------------

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

      Reserve for loan losses ended the third quarter of 1999 at $211.3 million, level with year-end 1998 and $1.6 million above the same date last year. Net charge-offs for the third quarter of 1999 were $13.5 million or 0.57% of average loans, compared to $10.2 million, or 0.43% of average loans for the same quarter last year. For the nine months ended September 30, 1999, net charge-offs were $37.0 million, or 0.52% of average loans, compared to $54.1 million and 0.77%, respectively, in same 1998 period. The ratio of reserves to loans outstanding at September 30, 1999 was 2.22%, compared to 2.24% at this date last year and 2.19% at year-end 1998. A summary of the activity in the reserve for loan losses is presented in Table 9.

      At September 30, 1999, the reserve for loan losses provided coverage of 136% of non-performing loans, compared to 154% coverage at year-end 1998 and 138% at September 30, 1998. Additionally, the annualized ratio of reserves to gross charge-offs was 2.6 times for the first nine months of 1999, compared to
2.6 times for all of 1998 and 2.5 times for the first nine months of 1998.

      For the nine months ended September 30, 1999, recoveries totaled $23.7 million partially driven by a $7.0 million recovery of a U.S. mainland loan in the commercial and industrial portfolio and $4.0 million in foreign loan recoveries.
Comparatively, recoveries were $8.9 million in the first nine months of 1998 and $16.3 million for all of 1998.

Reserve for Loan Losses
Table 9
------------------------------------------------------------------------------------------
                                                  Third     Third  First Nine  First Nine
                                                Quarter   Quarter      Months      Months
(in millions of dollars)                           1999      1998        1999        1998
------------------------------------------------------------------------------------------
Average Amount of Loans Outstanding            $9,421.7  $9,499.6    $9,428.7    $9,378.7
------------------------------------------------------------------------------------------
Balance of Reserve for Loan Losses
   at Beginning of Period                        $209.6    $204.0      $211.3      $174.4
Loans Charged-Off
   Commercial and Industrial                        0.3       4.3        15.7        13.8
   Real Estate
     Construction                                    --        --         0.2          --
     Commercial                                     0.1       0.3         2.3         0.5
     Residential                                    2.0       0.8         5.6         1.6
   Installment                                      6.2       6.9        19.1        20.1
   Foreign                                         11.8       0.6        17.6        26.8
   Leases                                           0.1        --         0.2         0.2
------------------------------------------------------------------------------------------
Total Charged-Off                                  20.5      12.9        60.7        63.0
Recoveries on Loans Previously Charged-Off
   Commercial and Industrial                        3.4       0.6        12.9         2.2
   Real Estate
     Commercial                                     0.8       0.2         1.0         1.2
     Residential                                     --        --         0.2         0.2
   Installment                                      2.0       1.8         5.6         4.8
   Foreign                                          0.8       0.1         4.0         0.5
------------------------------------------------------------------------------------------
Total Recoveries                                    7.0       2.7        23.7         8.9
------------------------------------------------------------------------------------------
Net Charge-Offs                                   (13.5)    (10.2)      (37.0)      (54.1)
Provision Charged to Operating Expenses            13.5      10.7        40.0        71.0
Other Net Additions (Reductions)*                   1.7       5.2        (3.0)       18.4
------------------------------------------------------------------------------------------
Balance at End of Period                         $211.3    $209.7      $211.3      $209.7
==========================================================================================
Ratio of Net Charge-Offs to
  Average Loans Outstanding  (annualized)          0.57%     0.43%       0.52%       0.77%
------------------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding              2.22%     2.24%       2.22%       2.24%
------------------------------------------------------------------------------------------
* Includes balance transfers, reserves acquired, and foreign currency translation adjustments.

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

      Table 10 presents as of September 30, 1999, December 31, 1998 and September 30, 1998, the results from this model. The NII simulation model provides an estimate of the change in NII from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period relative to what the NII would have been if interest rates did not change. The resulting estimate in NII exposure is well within the approved Asset Liability Management Committee guidelines and presents a balance sheet exposure that is slightly liability sensitive. A liability sensitive exposure would imply a favorable short-term impact on NII in periods of declining interest rates.

Market Risk Exposure to Interest Rate Changes
Table 10
                              September 30, 1999  December 31, 1998September 30, 1998
----------------------------------------------------------------------------------------------------

                            Interest Rate ChangeInterest Rate ChangeInterest Rate Change
                               (in basis points)  (in basis points) (in basis points)
                                  -200      +200      -200     +200     -200     +200
----------------------------------------------------------------------------------------------------
Estimated Exposure as a
Percent of Net Interest Income     0.8%   (1.3)%      1.9%   (2.1)%     1.6%   (1.1)%
----------------------------------------------------------------------------------------------------

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

      On the other hand, Pacific Century is exposed to foreign currency exchange rate changes from the capital invested in its foreign subsidiaries and branches located throughout the South Pacific and Asian Rim. These investments are designed to diversify Pacific Century's total balance sheet exposure. A portion of the capital investment in French Polynesia and New Caledonia is offset by a borrowing denominated in euro and a foreign exchange currency hedge transaction. As of September 30, 1999, the remainder of these capital positions which aggregated $92.7 million, was not hedged. The comparative unhedged position at year-end 1998 was $93.0 million.

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

      Table 11 presents as of September 30, 1999, December 31, 1998 and September 30, 1998 Pacific Century's foreign currency exposure from its net investment in subsidiaries and branch operations that are denominated in a foreign currency as measured by the VAR.

Market Risk Exposure From Changes in Foreign Exchange Rates
Table 11
----------------------------------------------------------------------------------------------------
                         September 30, 1999         December 31, 1998          September 30, 1998
                     Book Value Value-at-Risk   Book Value Value-at-Risk   Book Value Value-at-Risk
(in millions of dollars)
----------------------------------------------------------------------------------------------------
Net Investments in Foreign
  Subsidiaries and Branches
     Japanese Yen           $ 8.2       $ 1.9      $ 9.6        $ 2.7     $11.8        $ 3.4
     Korean Won              40.5         3.7       44.2          7.9      36.3          9.1
     Pacific Franc (1)       25.3         4.6       22.8          3.6      27.8          4.3
     Other Currencies        18.7        17.1       16.4         15.3      13.4         18.5
                          -------     -------    -------      -------  ---------     -------
       Total                $92.7       $27.3      $93.0        $29.5      $89.3       $35.3
                            =====       =====       ====         ====      =====        ====

(1) Net of a $42 million, $46 million and $46 million borrowing at September 30, 1999, December 31, 1998 and
September 30, 1998, respectively, denominated in euro and foreign exchange hedge transactions of $24 million, $26 million and $23 million at September 30, 1999, December 31, 1998 and September 30, 1998.

Trading Activities

        Trading activities include foreign currency and foreign exchange contracts that expose Pacific Century to a minor degree of foreign currency risk. Pacific Century manages its trading account such that it does not maintain significant foreign currency open positions. Trading activities remain immaterial as of September 30, 1999.

Liquidity Management

        Liquidity is managed to ensure that Pacific Century has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner. Pacific Century's liquidity management process is described in the 1998 Annual Report to Shareholders.

        Pacific Century maintained a $25 million annually renewable line of credit for working capital purposes. Fees are paid on the unused balance of the line. During the third quarter of 1999, the line was not drawn upon.

        Bank of Hawaii and First Savings are both members of the Federal Home Loan Bank of Seattle. The FHLB provides these institutions with an additional source for short and long-term funding. Borrowings from the FHLB ended the third quarter of 1999 at $312 million, compared to $173 million at the prior quarter-end. The increase is accounted for by $150 million in new borrowings in the third quarter for terms of six and eighteen months.

        Additionally, Bank of Hawaii maintains a $1 billion senior and subordinated bank note program. Under this facility, Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. At September 30, 1999, there was $125 million issued and outstanding under this program.

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

        At September 30, 1999, Pacific Century's shareholders' equity grew to $1.2 billion, an increase of 3.5% over the same date in 1998. The source of growth in shareholders' equity during the first nine months of 1999 included retention of earnings, and issuance of common stock under various stock-based plans. Offsetting these increases were cash dividends paid of $41.0 million, net treasury stock purchases of $11.3 million and unrealized valuation adjustments of $30.0 million. The negative unrealized valuation adjustment primarily is attributed to a decline in the market value of available-for-sale investment securities due to a rise in interest rates. Comparatively, shareholders' equity at September 30, 1999 was about equivalent with the prior quarter-end.

        Pacific Century's regulatory capital ratios at September 30, 1999 were: Tier 1 Capital Ratio of 10.00%, Total Capital Ratio of 12.93%, and Leverage Ratio of 8.15%. Comparatively these ratios were 9.65%, 11.74% and 7.32%, respectively, at September 30,
1998. All three capital ratios exceeded the minimum threshold levels that were established by federal bank regulators to qualify an institution as well capitalized. The minimum regulatory standards to qualify as well capitalized are as follows: Tier 1 Capital 6%; Total Capital 10%; and the Leverage Ratio 5%. These standards are minimum regulatory guidelines and Pacific Century manages its capital base in accordance with the attributes noted at the beginning of this section. Table 12 presents the activities and balances in Pacific Century's capital accounts along with key capital ratios.

Equity Capital
Table 12
-------------------------------------------------------------------------------
                                  Quarter Ended       Year Ended  Quarter Ended
                                   September 30      December 31   September 30
(in millions of dollars)                   1999             1998           1998
-------------------------------------------------------------------------------
Source of Common Equity
Net Income                                $21.5           $107.0          $34.8
Dividends Paid                            (13.7)           (52.8)         (13.1)
Dividend Reinvestment Program               0.9              5.4            1.2
Stock Repurchases                          (2.4)            (7.3)          (2.1)
Other (1)                                 (12.0)            16.1            5.7
-------------------------------------------------------------------------------
Increase in Equity                        ($5.7)           $68.4          $26.5
===============================================================================
Common Equity                          $1,208.5         $1,185.6       $1,167.0
    Add:  8.25% Capital Securities of
            Bancorp Hawaii Capital
            Trust I                       100.0            100.0          100.0
          Minority Interest                 4.6              7.4            7.7
    Less: Intangibles                     180.1            186.2          190.3
          Unrealized Valuation and Other
            Adjustments                   (24.3)             3.6           10.3
-------------------------------------------------------------------------------
Tier I Capital                          1,157.3          1,103.2        1,074.1
    Allowable Loan Loss Reserve           145.4            147.2          140.1
    Subordinated Debt                     195.8             95.0           95.0
    Investment in Unconsolidated
      Subsidiary                           (2.7)            (2.5)          (2.1)
-------------------------------------------------------------------------------
Total Capital                          $1,495.8         $1,342.9       $1,307.1
===============================================================================
Risk Weighted Assets                  $11,569.6        $11,708.5      $11,135.2
===============================================================================
Key Ratios
Tier I Capital Ratio                      10.00%            9.42%          9.65%
Total Capital Ratio                       12.93%           11.47%         11.74%
Leverage Ratio                             8.15%            7.48%          7.32%
===============================================================================

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

        As described in Pacific Century's 1998 Annual Report to Shareholders, Pacific Century's Year 2000 project plan includes five phases: awareness, assessment, renovation, validation testing and implementation. Pacific Century has completed all five phases of its Year 2000 plan for critical systems. Additionally, Pacific Century has completed development of Year 2000 contingency plans for all critical functions. During the remainder of 1999, Pacific Century will continue to test and validate those plans and refine them as necessary and will focus on monitoring the readiness of third parties that it relies on to conduct business and serve customers.

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

Estimated Year 2000 Costs
        Pacific Century estimates that costs directly related to Project 2000 issues will approximate $41 million, including $30 million in estimated incremental cost. Costs associated with Project 2000 primarily include estimates for technology and program management staff, staff retention, consultant fees, and software and hardware costs, as well as, costs for customer education and public relations. Through December 31, 1998, cumulative costs for Project 2000 totaled approximately $25.4 million of which approximately $22.2 million were incurred in 1998. During the first nine months of 1999, additional expenditures aggregating $9.1 million were incurred, bringing the total Project 2000 cost to $34.5 million at September 30, 1999. As Project 2000 progresses, the cost estimate could change depending on a number of factors, including the failure of third party vendors to address Year 2000 issues in a timely manner. Year 2000 compliance costs are expected to be funded from operating cash flow.

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

Item 6 - Exhibits and Reports on Form 8-K

        (a)     Exhibit Index

                Exhibit Number

                        20      Quarterly Report to Shareholders
                        27      Financial Data Schedule
                        99      Statement of Ratios

        (b)     On September 16, 1999, Pacific Century Financial
                Corporation filed a Form 8-K regarding the redesign program.


SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date    November 15, 1999            PACIFIC CENTURY FINANCIAL
                                     CORPORATION


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