Form 10-K
period 1999-12-31
PACIFIC CENTURY FINANCIAL CORP
filed 2000-03-02
CIK 46195

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

                  For the fiscal year ended December 31, 1999

                                      OR

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 for the transition period from _____ to _____

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
   Title of Each Class                                   on Which Registered
   -------------------                                  ---------------------
Common Stock, $.01 Par Value                           New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  ----       ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange on December 31, 1999 ($15.50 per share): $1,226,703,713

  As of February 28, 2000, 79,650,024 shares of Common Stock, $.01 par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 28, 2000, are incorporated by reference into
Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Pacific Century Financial Corporation (Pacific Century) is a bank holding company, which through its banking subsidiaries is engaged primarily in the business of commercial and retail banking. Pacific Century was organized on August 12, 1971, as the first bank holding company in the State of Hawaii. Originally organized as Hawaii Bancorporation, Inc., its name was changed in 1979 to Bancorp Hawaii, Inc. and in 1997 changed to Pacific Century Financial Corporation. The latter change in name was made to provide a more distinctive and descriptive identity that reflects the Company's strategic goals to expand its activities beyond Hawaii to Asia, the West and South Pacific, and the U.S. Mainland. In April 1998, Pacific Century changed its state of incorporation from Hawaii to Delaware, by merging into a new wholly-owned subsidiary formed for that purpose.

  Pacific Century groups its principal revenue-producing businesses into the following four market regions: Hawaii, the South and West Pacific, Asia, and the U.S. Mainland. Pacific Century offers a broad range of customary commercial and consumer banking products and services that include, but are not limited to, lending, leasing, deposit services, trust and investment activities, and trade financing. The majority of Pacific Century's operations are conducted through its banking subsidiaries. The principal subsidiaries of Pacific Century are Bank of Hawaii and Pacific Century Bank, N.A.

  At December 31, 1999, Pacific Century and its subsidiaries had approximately 4,700 full-time and part-time employees.

 Acquisitions

  In January 1999, Pacific Century completed the acquisition of Triad Insurance Agency, Inc. (Triad). Triad is a Hawaii-based property/casualty insurance agency. The acquisition was accounted for under the purchase method of accounting.

 Organization Structure

  Pacific Century's organization structure as of December 31, 1999 is included in Exhibit 21.1. All subsidiaries are wholly-owned except as otherwise noted for certain banks in the South Pacific and for those entities whose directors own qualifying shares.

 Subsidiaries

  Provided below is a brief description of each of Pacific Century's subsidiaries.

  Bank of Hawaii was organized under the laws of Hawaii on December 17, 1897. Its headquarters are in Honolulu, Hawaii, and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). Bank of Hawaii is the largest full-service financial institution headquartered in the State of Hawaii with a statewide network of 74 traditional and in-store branches. It is not a member of the Federal Reserve System.

  Pacific Century and 14 directors of Bank of Hawaii (each of whom holds 125 qualifying shares each) own 100% of the outstanding shares. There are six directors of Bank of Hawaii who do not hold qualifying shares. The legal requirement for directors of Hawaii banks to hold qualifying shares was eliminated in 1993.

  Bank of Hawaii provides customary commercial banking services through branch offices in the State of Hawaii and branches or representative offices in Bahamas (Nassau), Republic of Fiji (Suva, Nadi, and Lautoka), Hong Kong, Japan (Tokyo), South Korea (Seoul), Philippines (Manila, Cebu, and Davao), Singapore, Taiwan (Taipei), American Samoa, Commonwealth of the Northern Mariana Islands (Saipan), Federated States of

Micronesia (Pohnpei, Kosrae, and Yap), Guam, Republic of the Marshall Islands (Majuro), and Republic of Palau (Koror). In addition, Bank of Hawaii maintains a presence in the South Pacific through subsidiary banks located in French Polynesia, New Caledonia, Papua New Guinea, and Vanuatu, and through affiliate banks located in Samoa, Solomon Islands, and Tonga. Pacific Century Trust, a division of Bank of Hawaii, operates offices in Hawaii, California, Arizona and Guam. Trust assets under administration at year-end 1999 were $13.8 billion.

  As of December 31, 1999, wholly-owned direct subsidiaries of Bank of Hawaii included Pacific Century Leasing, Inc.; Bank of Hawaii International, Inc.; Bank of Hawaii International Corporation, New York; Pacific Century Life Insurance Corporation; Triad Insurance Agency, Inc.; Bankoh Insurance Agency; Pacific Century Investment Services, Inc.; Pacific Century Insurance Services, Inc.; Bankoh Corporation and Pacific Century Advisory Services, Inc. A brief discussion of these direct Bank subsidiaries follows:

  Pacific Century Leasing, Inc. (PCL), formerly Bancorp Leasing of Hawaii, Inc., formed in 1973, provides leasing and leasing services, mainly to the commercial sector in Hawaii. PCL has several subsidiaries that are "specific purpose leasing vehicles." At December 31, 1999, these subsidiaries included S.I.L., Inc.; Pacific Century Leasing International, Inc.; and BNE Airfleets Corporation. In September 1999, Arbella Leasing Corp., a specific purpose leasing subsidiary was sold. On a consolidated basis, PCL's assets represented 2.2% of Pacific Century's total assets at year-end 1999.

  Bank of Hawaii International, Inc. (BOHI) was formed in 1968. BOHI's primary business purpose is to hold an equity interest in the following foreign financial institutions (in the percentages indicated): Bank of Hawaii-Nouvelle Caledonie--96%; Bank of Hawaii (PNG) Ltd.--100%; Banque de Tahiti--95%; Banque d'Hawaii (Vanuatu), Ltd.--100%; National Bank of Solomon Islands--51%; Pacific Commercial Bank, Ltd.-- 43%; and Bank of Tonga--30%. At December 31, 1999, total assets of BOHI and its subsidiaries accounted for 8.4% of the consolidated total of Pacific Century.

  Bank of Hawaii International Corporation, New York (BOHICNY) was organized in 1982 as an Edge Act corporation. BOHICNY provides payment, clearing, and settlement services with the New York Clearing House and Clearing House Interbank Payment Service for both affiliated and unaffiliated banks. At December 31, 1999, total assets of BOHICNY represented 0.8% of consolidated total assets of Pacific Century.

  At December 31, 1999, Bank of Hawaii's retail insurance subsidiaries held in the aggregate total assets representing 0.1% of the consolidated total assets of Pacific Century. Provided below is a brief description of these subsidiaries.

  . Pacific Century Life Insurance Corporation, formerly Bancorp Life Insurance Company of Hawaii, Inc., was incorporated in 1981 in the State of Arizona to underwrite, as a reinsurer, the credit life and credit accident and health insurance sold in conjunction with Bank of Hawaii's short-term consumer lending activities.

  . Triad Insurance Agency, Inc. (Triad), a Hawaii based property/casualty insurance agency, and its subsidiary Insurance Agents Group, Inc. (IAG) were acquired in January 1999. Triad represents a number of large U.S. property/casualty insurance companies in Hawaii, for whom it acts as a servicing agent.

  . In 1999 Bankoh Insurance Agency emerged as the remaining entity from the consolidation of Pacific Century Agency, Inc., Pacific Century Insurance Agency, Inc. and IAG. This reorganization was implemented to streamline the insurance structure.

  A brief description of Bank of Hawaii subsidiaries that provide investment, captive insurance and other services is set forth below. The aggregate total assets of these subsidiaries as of December 31, 1999 was 0.1% of consolidated total assets of Pacific Century.

  . Pacific Century Investment Services, Inc. formerly Bancorp Investment Group, Ltd., was organized in 1991 to provide full service brokerage and other investment services originally as a subsidiary of Pacific Century and, since 1994, as a wholly-owned subsidiary of Bank of Hawaii.

  . Pacific Century Insurance Services, Inc. (Pacific Century Insurance), formerly Bancorp Hawaii Insurance Services, Ltd. was established in 1989 as a wholly-owned captive insurance company. With the formation of Pacific Century Insurance, Pacific Century became the first Hawaii corporation to establish a Hawaii captive insurance company for its self-insurance needs. Pacific Century Insurance provides bankers professional liability insurance and workers compensation insurance exclusively to Pacific Century and its subsidiaries and affiliates. These services provide Pacific Century with greater flexibility and stability in managing insurance coverages and premium costs. Additionally, Pacific Century Insurance also provides Pacific Century with the opportunity to design self-insurance programs not otherwise available in the conventional insurance market. In 1999 Pacific Century Insurance became a wholly-owned subsidiary of Bank of Hawaii.

  . Bankoh Corporation was originally incorporated in 1984 as Hawaiian Hong
    Kong Holdings, Ltd. and remained inactive until 1994. In 1994, the name was changed to Bankoh Corporation, with minimal activity since its name change.

  . Pacific Century Advisory Services, Inc., formerly Bankoh Investment
    Advisory Services Ltd., was reactivated in 1991 to provide advisory services for businesses seeking to operate in Hawaii. The activity of this company remained limited during 1999.

  Pacific Century also holds all of the outstanding stock of the corporations listed below:

  Pacific Century Bank, N.A. (PCB) is headquartered in Encino, California, and its business primarily consists of providing commercial banking products and services in Southern California and the State of Arizona. PCB is organized under the laws of the United States. It is a member of the Federal Reserve System and its deposits are insured by the FDIC. PCB's operations are conducted through 19 branch offices in the State of California and 9 branch offices in the State of Arizona. PCB's total assets represented 7.8% of Pacific Century's consolidated total at December 31, 1999.

  First Savings and Loan Association of America, F.S.A. (First Savings), a wholly-owned subsidiary of Pacific Century, was acquired in 1990. First Savings is engaged primarily in the business of providing retail financial services in the territory of Guam. Operations are conducted primarily through three full-service branches and three in-store locations. Its deposits are insured by the FDIC. First Savings' assets represented 1.3% of Pacific Century's total assets at December 31, 1999.

  Pacific Century Small Business Investment Company, Inc., formerly Bancorp Hawaii Small Business Investment Company, Inc., was formed in September 1983 in the State of Hawaii as a small business investment company. At the end of 1999, total assets of this subsidiary were not significant.

  PCFC Hawaii Corporation was formed in 1998 for the single purpose of holding a real estate investment. The investment was sold in late 1998 and the company was dissolved in 1999.

REGULATION AND COMPETITION

 Effect of Governmental Policies

  The earnings of Pacific Century and its principal subsidiaries are affected not only by general economic conditions, both domestically and internationally, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System, and foreign governments and their agencies. The monetary policies of the Federal Reserve System influence to a significant extent the overall growth of loans, investments, and deposits; the level of interest rates earned on assets and paid for liabilities; and interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies are often not predictable.

 Competition

  Pacific Century and its subsidiaries are subject to substantial competition in all aspects of the businesses in which they engage from banks (both domestic and foreign), savings associations, credit unions, mortgage companies, finance companies, mutual funds, brokerage firms, insurance companies and other providers of financial services. Pacific Century also competes with certain non-financial institutions and governmental entities that offer financial products and services. Many of Pacific Century competitors are not subject to the same level of extensive regulations and oversight that are required of banks, bank holding companies and savings associations.

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

  The BHC Act requires prior approval of the Board of Governors of the acquisition by Pacific Century of more than 5% of the voting shares of any bank or any other bank holding company. Subject to certain limits, the BHC Act allows adequately capitalized and adequately managed bank holding companies to acquire control of banks in any state. Thus, assuming it is judged to be adequately capitalized and adequately managed, Pacific Century may acquire control of banks in any state, and bank holding companies whose operations are principally conducted in states other than Hawaii may acquire control of Pacific Century. An interstate acquisition may not be approved, however, if immediately before the acquisition the acquirer controls an FDIC-insured institution or branch in the state of the institution to be acquired, and if immediately following the acquisition the acquirer would control 30 percent or more of the total FDIC-insured deposits in that state; but a state may waive the 30 percent limitation by statute, regulation, or order, or by certain nondiscriminatory administrative approvals.

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

  Effective March 11, 2000, pursuant to authority granted under the Gramm-Leach-Bliley Act, a bank holding company may elect to become a financial holding company and thereby to engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its insured depository institution subsidiaries have achieved a rating of "satisfactory" or better with respect to meeting community credit needs. Pursuant to the Gramm-Leach-Bliley Act, financial holding companies will be permitted to engage in activities that are "financial in nature" or incidental or complementary thereto, as determined by the Federal Reserve Board. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Pacific Century has not, at this time, made any decision with respect to whether it will elect to become a financial holding company under the Act.

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

  Banks, including Bank of Hawaii and PCB, are subject to extensive federal and (in the case of Bank of Hawaii) state statutes and regulations that significantly affect their business and activities. Banks must file reports with their regulators concerning their activities and financial condition and obtain regulatory approval to enter into certain transactions. Banks are also subject to periodic examinations by their regulators to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, foreign and international operations, limitations on loans to one borrower and loans to affiliated persons, and other aspects of the business of banks. Federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation, and other matters. Regulatory authorities have broad authority to implement standards on asset quality, earnings, and stock valuation and to initiate proceedings designed to prohibit depository institutions from engaging in unsafe and unsound banking practices.

  The FDIC has adopted a premium schedule under which the actual assessment rate for a particular institution depends in part upon the risk classification the FDIC assigns to that institution. The FDIC may raise an institution's insurance premiums or terminate insurance altogether upon a finding that the institution has engaged in unsafe and unsound practices.

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

  Subject to certain exceptions, FDICIA (as modified in 1992) restricts certain investments and activities by state banks (including Bank of Hawaii) and requires the federal banking regulators to prescribe standards for extensions of credit secured by real estate or made to finance improvements to real estate, loans to bank insiders, regulatory accounting and reports, internal control reports, independent audits, and other matters, and requires that insured depository institutions generally be examined on-site by federal or state personnel at least once every twelve months.

  Under the Gramm-Leach-Bliley Act, subject to limitations on investment, a national bank that is well capitalized and well managed, as defined by regulation, and has a satisfactory or better community reinvestment rating, may through a financial subsidiary of the bank engage in activities that are financial in nature or incidental thereto, excluding, among others, insurance underwriting, insurance company portfolio investment, real estate development and real estate investment. In addition to the above qualifications, each depository institution affiliate of the national bank must be well capitalized and well managed, the aggregate consolidated total assets of all financial subsidiaries of the national bank may not exceed the lesser of 45 percent of the consolidated total assets of the parent bank or $50 million and, if the bank is one of the 100 largest insured banks, it must meet specified debt rating criteria. An insured state-chartered bank may, through a qualifying subsidiary, also engage in activities as principal that would only be permissible for a national bank to conduct through a financial subsidiary. To qualify, a state-chartered bank and each of its insured depository institution affiliates must be well capitalized and it must comply with certain deduction and financial disclosure requirements, financial and operational safeguards and limitations on inter-affiliate transfers comparable to those applicable to national banks. Existing authority of the Office of the Comptroller of the Currency and the FDIC to review subsidiary activities are preserved. No decision has, at this time, been made with respect to the establishment of new financial subsidiaries of either Bank of Hawaii or PCB.

  The Gramm-Leach-Bliley Act does not significantly alter the regulatory regimes under which Pacific Century, Bank of Hawaii and PCB currently operate, as described above. While certain business combinations not currently permissible will be possible after March 11, 2000, we cannot predict at this time resulting changes in the competitive environment or the financial condition of Pacific Century, Bank of Hawaii or PCB. Using the financial holding company structure, insurance companies and securities firms may acquire bank holding companies, such as Pacific Century, and may compete more directly with banks or bank holding companies.

  Various legislation, including proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in the Congress. This legislation may change banking statutes and the operating environment of the combined company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Pacific Century cannot accurately predict whether any of this potential legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon the financial condition or results of operations of itself or any of its subsidiaries.

ITEM 2. PROPERTIES

  Pacific Century and its subsidiaries own and lease premises primarily consisting of branch and operating facilities, the majority of which are located in Hawaii, California, Arizona, Asia, and the West and South Pacific. Bank of Hawaii owns five significant properties, the largest of which are condominium units in the Financial Plaza of the Pacific (FPP) in which the Bank's main branch and administrative offices are located. Portions of the FPP are owned in fee simple or leased. The capital leases are for portions (less than 12%) of the FPP. Details of the capital leases are included in Note G to the Consolidated Financial Statements. Additionally, Bank of Hawaii owns a five story office building in downtown Honolulu, the former headquarters of First Federal Savings and Loan of America; a two-story building near downtown Honolulu which houses data processing and certain other operational functions; a parcel of land in downtown Honolulu; and Hale O Kapolei, a 248,000 square feet operations facility in the Kapolei area on Oahu.

ITEM 3. LEGAL PROCEEDINGS

  See Note J to the Audited Financial Statements included in Item 8 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of 1999 to a vote of security holders through the solicitation of proxies or otherwise.

  Executive Officers of Registrant:

           NAME             AGE                     POSITION
           ----             ---                     --------
Lawrence M. Johnson........  59 Chairman and Chief Executive Officer of Pacific
                                 Century and the Bank of Hawaii (the Bank) since
                                 August 1994.
Richard J. Dahl............  48 President of Pacific Century and the Bank since
                                 August 1994; Chief Operating Officer of Pacific
                                 Century since April 1997 and the Bank since
                                 August 1995.
Alton T. Kuioka............  56 Vice Chair of Pacific Century since April 1997;
                                 Vice Chair of the Bank since June 1994; Chief
                                 Lending Officer of Pacific Century since April
                                 1997 and the Bank since August 1995.
Mary P. Carryer............  52 Vice Chair of Pacific Century and the Bank since
                                 November 1997.
David A. Houle.............  52 Executive Vice President of Pacific Century
                                 since April 1997; Treasurer and Chief Financial
                                 Officer of Pacific Century since December 1992;
                                 Executive Vice President and Chief Financial
                                 Officer of the Bank since February 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

 Common Stock Listing

  The common stock of Pacific Century Financial Corporation, is traded over the counter on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications.

  Market Prices, Book Values, and Common Stock Dividends--See Table 2 included in Item 7 of this report.

ITEM 6. SELECTED FINANCIAL DATA

  Summary of Selected Consolidated Financial Data--See Table 24 included in
Item 7 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

Performance Highlights

  Net income at Pacific Century Financial Corporation (Pacific Century) was $133.0 million in 1999, reflecting an increase of 24.3% over the $107.0 million reported in 1998. Financial results for both years were impacted by special items that included restructuring charges of $22.5 million in 1999 and $19.4 million in 1998 and an increase in the 1998 loan loss provision in light of financial volatility in Asia (for additional information refer to sections on "Restructuring and Redesign Program" and "Reserve for Loan Losses").

  Basic earnings per share were $1.66 in 1999, up from $1.33 in 1998. On a diluted per share basis, operating earnings were $1.64 in 1999, compared to $1.32 last year.

  In 1999, return on average assets (ROAA) and return on average equity (ROAE) increased to 0.91% and 10.99%, respectively. Comparatively, ROAA was 0.72% and ROAE was 9.22% in 1998.

  Financial results under a tangible basis excludes from reported earnings the after tax impact of amortization of all intangibles, including goodwill. On a tangible basis, Pacific Century's earnings were $149.7 million in 1999 and $121.7 million in 1998. On a per share basis, tangible diluted earnings per share were $1.85 in 1999, compared to $1.50 in 1998.

  Tangible ROAA for Pacific Century was 1.04% in 1999 improving from 0.83% in 1998. Tangible ROAE was 15.02% and 12.84% in 1999 and 1998, respectively.

  On a taxable equivalent basis, net interest income was $575.4 million in 1999, down $1.8 million from 1998. In 1999 lower average net assets reduced net interest income by $3.3 million. This impact was partially offset by a wider net interest margin, that caused net interest income to rise by $1.5 million in 1999.

  Average assets in 1999 were $14.6 billion, down 1.9% from $14.9 billion in 1998. Most of this decline resulted from discretionary reductions in the investment portfolio. Average net loans for 1999 were $9.4 billion, reflecting a marginal increase over 1998.

  Non-performing assets, exclusive of accruing loans past due 90 days or more, were $149.9 million, or 1.54% of total loans, at year-end 1999, compared to $137.5 million, or 1.40% of total loans, at year-end 1998.

  Net loan charge-offs in 1999 increased to $73.8 million from $65.7 million in 1998. Included in the 1999 amount are charge-offs of $19.5 million connected with a South Korean conglomerate and its related group of companies. For additional information, see "Foreign Operations" and "Reserve for Loan Losses."

                             PERFORMANCE HIGHLIGHTS

                                    TABLE 1

                                                    1999         1998    FIVE-
                                              ---------------- --------   YEAR
                                                       PERCENT          COMPOUND
FINANCIAL PERFORMANCE                          AMOUNT  CHANGE   AMOUNT   GROWTH
---------------------                         -------- ------- -------- --------
                                              (IN MILLIONS OF DOLLARS EXCEPT PER
                                                        SHARE AMOUNTS)
Year Ended December 31
Net Income................................... $ 132.96  24.3%  $ 106.96   2.46%
Basic Earnings Per Share.....................     1.66  24.8       1.33   3.61
Diluted Earnings Per Share...................     1.64  24.2       1.32   3.66

Average Assets............................... 14,582.9  (1.9)  14,870.7   2.97
Average Loans................................  9,444.5   0.2    9,422.3   5.02
Average Deposits.............................  9,315.3  (2.5)   9,549.7   5.01
Average Shareholders' Equity.................  1,210.0   4.2    1,160.8   4.50

Tangible Basis Financial Data/1/
  Net Income.................................   149.75  23.0     121.70   3.55
  Basic Earnings Per Share...................     1.86  22.4       1.52   4.68
  Diluted Earnings Per Share.................     1.85  23.3       1.50   4.71

                                                                       FIVE-YEAR
PERFORMANCE RATIOS                                       1999   1998    AVERAGE
------------------                                       -----  -----  ---------
Year Ended December 31
Return on Average Assets................................  0.91%  0.72%    0.92%
Return on Average Equity................................ 10.99   9.22    11.41
Average Equity to Average Assets .......................  8.30   7.81     8.04

Tangible Basis Financial Data/1/
  Return on Average Assets..............................  1.04   0.83     1.01
  Return on Average Equity.............................. 15.02  12.84    14.38

At December 31
Loan Loss Reserve to Loans Outstanding..................  2.05   2.19
Tier I Capital Ratio.................................... 10.28   9.42
Total Capital Ratio..................................... 13.22  11.47
Leverage Ratio..........................................  8.31   7.48

--------
/1/ Tangible basis calculations exclude the effect of all intangibles including goodwill, core deposit and trust intangibles, and other intangibles.

             MARKET PRICES, BOOK VALUES AND COMMON STOCK DIVIDENDS

                                    TABLE 2

                                    MARKET PRICE
                                     (MP) RANGE              HIGH MP AS
                                    ------------- BOOK VALUE A PERCENT
YEAR/PERIOD                          HIGH   LOW      (BV)      OF BV    DIVIDEND
-----------                         ------ ------ ---------- ---------- --------
1995............................... $18.57 $12.44   $12.76      146%      $.54
1996............................... $22.00 $16.57   $13.34      165%      $.58
1997............................... $28.06 $20.31   $14.02      200%      $.63
1998............................... $25.88 $14.75   $14.76      175%      $.66
First Quarter......................  25.13  20.31                          .16
Second Quarter.....................  25.88  23.56                          .16
Third Quarter......................  24.06  14.75                          .17
Fourth Quarter.....................  24.38  15.50                          .17

1999............................... $24.94 $17.38   $15.15      165%      $.68
First Quarter......................  24.94  19.94                          .17
Second Quarter.....................  23.25  19.81                          .17
Third Quarter......................  22.31  17.63                          .17
Fourth Quarter.....................  23.50  17.38                          .17

Restructuring and Redesign Program

  In February 1998, Pacific Century announced a two-phase restructuring and redesign plan to improve efficiency, accelerate expense reduction and enhance revenues. In the initial phase, the primary initiatives included rationalizing Pacific Century's corporate structure by merging First Federal Savings & Loan Association of America with Bank of Hawaii, consolidating the branch network in Hawaii, merging the two U.S. Mainland banking subsidiaries, outsourcing credit card operations and reincorporation and charter changes. In conjunction with this phase, a pre-tax restructuring charge of $19.4 million was taken against second quarter 1998 earnings. By year-end 1998, all of these actions had been substantially completed.

  Phase two of the plan consists of the redesign portion, which is targeted to improve the delivery of financial services, generate revenue growth from new and existing sources, and reduce expenses by simplifying and streamlining business processes. The idea generation and assessment phase of the redesign was completed in September 1999. When fully implemented in the fourth quarter of 2000, the redesign is expected to contribute an annualized increase in revenues of $21 million and annualized reduction in operating expenses of $43 million. Related to the redesign, Pacific Century recorded a restructuring charge of $22.5 million in the third quarter of 1999.

Acquisitions and Strategic Alliances

  In January 1999, Pacific Century acquired Triad Insurance Agency, Inc. (Triad), a major Hawaii-based property/casualty insurance agency. In Hawaii, Triad represents a number of large U.S. property/casualty insurance companies for whom it acts as a servicing agent. The merger expands Pacific Century's range of financial services that it can offer to customers.

  In August 1999, Pacific Century completed the purchase of 5.8 million shares, or approximately 10%, of the outstanding shares of the Bank of Queensland Limited (Bank of Queensland) in Australia. This transaction was in addition to a 1998 purchase of 5.4 million convertible notes of the Bank of Queensland. Pacific Century has entered into a strategic alliance with Bank of Queensland that broadens its geographic reach in the Pacific Rim and enhances business growth opportunities.

Forward-Looking Statements

  This report contains forward-looking statements regarding Pacific Century's beliefs, estimates, projections and assumptions, which are provided to assist in the understanding of certain aspects of Pacific Century's anticipated future financial performance. Pacific Century cautions readers not to place undue reliance on any forward-looking statement. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond Pacific Century's control. Although Pacific Century believes that the assumptions underlying its forward-looking statements are reasonable, any assumption could prove to be inaccurate and actual results may differ from those contained in or implied by such forward-looking statements for a variety of reasons. Factors that might cause differences to occur include, but are not limited to, economic conditions in the markets Pacific Century serves including those in Hawaii, the U.S. Mainland, Asia and the South Pacific; shifts in interest rates; fluctuations in currencies of Asian Rim and South Pacific countries relative to the U.S. dollar; changes in credit quality; changes in applicable federal, state, and foreign income tax laws and regulatory and monetary policies; and increases in competitive pressures in the banking and financial services industry, particularly in connection with product delivery and pricing. In addition, factors that could significantly differ from estimates relative to Pacific Century's redesign program include the following: expected cost savings from the redesign program cannot be fully realized or realized within the expected timeframe; income or revenues from the redesign are lower or operating or implementation costs are higher than expected; business disruption related to implementation of the redesign programs or methodologies; inability to achieve expected customer acceptance of revised pricing structures and strategies; and other unanticipated occurrences which could delay or adversely impact the implementation of all or part of the redesign. Pacific Century does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

LINE OF BUSINESS FINANCIAL REVIEW

  Pacific Century is a financial services organization that maintains a broad presence throughout the Pacific region and operates through a unique trans-Pacific network of locations. Pacific Century's activities are conducted primarily through 182 branches and representative and extension offices (including branches of affiliate banks). Its staff of approximately 4,700 employees provides diverse financial products and services to individuals, businesses, governmental agencies and financial institutions.

  Pacific Century assesses the financial performance of its operating components in accordance with geographic and functional areas of operations. Geographically, Pacific Century has aligned certain of its operations into four major segments: Hawaii, the Pacific, Asia, and the U.S. Mainland. In addition, the Treasury and Other Corporate segment includes corporate asset and liability management activities and the unallocated portion of various administrative and support units.

  Business segment results are determined based on Pacific Century's internal financial management reporting process and organization structure. The financial management reporting process uses various techniques to allocate and transfer balance sheet and income statement amounts between business segments, including allocations for overhead, economic provision, and capital. In its business segment financial reporting process, Pacific Century utilizes certain accounting practices that differ from accounting principles generally accepted in the United States. These practices and other key elements of Pacific Century's business segment financial reporting process are described in Note Q to the Consolidated Financial Statements.

  The table in Note Q presents business segment financial information for each of Pacific Century's major market segments for the years ended December 31, 1999 and 1998. Because business segment financial reports are prepared in accordance with accounting practices that could differ from accounting principles generally accepted in the United States, certain amounts reflected therein may not agree with corresponding amounts contained in the Consolidated Financial Statements and Management Discussion and Analysis of Operations.

  Pacific Century also utilizes risk-adjusted return on capital (RAROC) as an additional measurement to assess business segment performance. RAROC is the ratio of net income to risk-adjusted equity. Equity is allocated to business segments based on various risk factors inherent in the operations of each segment. Another performance measurement that Pacific Century utilizes is net income after capital charge (NIACC). NIACC is net income available to common shareholders less a charge for allocated capital. The cost of capital is based on the estimated minimum rate of return expected by the financial markets. The minimum rate of return consists of the long-term government bond rate plus an additional level of return for the average risk premium of an equity investment adjusted for the company's market risk. Over the past few years the cost of capital has fluctuated between 12% to 15%.

Hawaii Market

  Pacific Century's oldest and largest market is Hawaii, where operations are conducted primarily through its principal subsidiary, Bank of Hawaii. Bank of Hawaii was established in 1897, and today it is the largest bank headquartered in the State of Hawaii offering a wide array of financial products and services. Bank of Hawaii operates through 74 branches in Hawaii, including both traditional branches and in-store locations.

  The Hawaii segment includes retail, commercial, and insurance operating units. Retail operating units sell and service a broad line of consumer financial products. These units include consumer deposits, consumer lending, residential real estate lending, auto financing, credit cards, and private and institutional services (trust, mutual funds, and stock brokerage).

  In addition to offering traditional branch banking services, Bank of Hawaii has actively introduced new electronic based products and services that provide enhanced customer convenience. In 1999 Bank of Hawaii expanded e-Bankoh, its internet banking product, to include an on-line trust service and 401(k) program. In addition e-Bankoh clients can have 24-hour access to a wide range of financial products and services, including checking, savings and time deposit accounts, credit cards, and investments.

  In the business banking area, Bank of Hawaii is a major commercial lender and maintains a significant presence throughout the State. Commercial operating units in the Hawaii market include small business, corporate banking, commercial products and commercial real estate.

  For the year ended December 31, 1999, the Hawaii segment contributed $54.9 million in net income, up 12.9% from $48.6 million in 1998. RAROC for this segment was 15% in 1999 and 13% in 1998. Total assets in the Hawaii segment were $5.3 billion at year-end 1999, reflecting a marginal rise over year-end 1998.

Pacific Market

  Pacific Century has maintained a presence in the Intra-Pacific region for 40 years, where it offers financial products and services to both retail and commercial customers. Today, this market spans island nations across the West and South Pacific. Pacific Century is the only United States financial institution to have such a broad presence in this region. This unique franchise positions Pacific Century for future growth.

  Pacific Century serves the West Pacific through branches of both Bank of Hawaii and First Savings and Loan Association of America, F.S.A. (First Savings). Bank of Hawaii's operation in the West Pacific consists of three branches in Guam and two branches in the Commonwealth of the Northern Mariana Islands (Saipan), as well as branches in the Federated States of Micronesia (Yap, Pohnpei, and Kosrae), the Republic of the Marshall Islands (Majuro) and the Republic of Palau (Koror). First Savings operates in Guam from three traditional and three in-store branch locations.

  Pacific Century's presence in the South Pacific includes branches of Bank of Hawaii and subsidiary and affiliate banks. The Bank of Hawaii locations in this region consist of three branches in Fiji and two branches in American Samoa. Pacific Century's subsidiary banks in the South Pacific are located in French Polynesia, New Caledonia, Papua New Guinea, and Vanuatu. Additionally, Pacific Century maintains an investment in affiliate banks located in Samoa, Solomon Islands and Tonga. As of December 31, 1999, these subsidiary and affiliate banks had a total of 29 and 20 branches, respectively. In Australia, Pacific Century maintains a strategic alliance with the Bank of Queensland that involves an investment as well as providing opportunities to expand markets in the region. Pacific Century's largest markets in the South Pacific are in French Polynesia and New Caledonia.

  For the year ended December 31, 1999, net income in the Pacific segment was $22.5 million, which was marginally lower than 1998. RAROC, including the amortization of intangibles, for this segment was 11% for both 1999 and 1998. Total assets in the Pacific segment stood at $2.5 billion at year-end 1999, reflecting a 1.4% increase over year-end 1998.

Asia Market

  Asia is a market that Pacific Century has developed for more than 20 years. Pacific Century operates in Asia through Bank of Hawaii branches in Hong Kong, Japan, Singapore, South Korea and Taiwan and a representative office with extensions in the Philippines.

  Pacific Century's business focus in Asia is correspondent banking and trade financing. Activities include letters of credit, remittance processing, foreign exchange, cash management, export bills collection, and working capital loans. The lending emphasis is on short-term loans based on cash flows. Pacific Century's network of locations in the Pacific and its presence on the U.S. Mainland help customers facilitate the flow of business and investment transactions across the Asia-Pacific region.

  For the year ended December 31, 1999, net income in the Asia segment was $5.9 million, down 57.2% from 1998. The drop in 1999 earnings largely is accounted for by a $14.5 million increase in the economic provision relative to last year. The higher 1999 economic provision for Asia reflects adjustments for normalized loss factors resulting from the company's assessment of reform measures initiated to deal with the financial turmoil in the region. Prior to 1999, economic provisions for uncertainty in the region were reflected in the provision for Treasury. RAROC for Asia declined to 7% in 1999 from 14% in 1998. Total assets in the Asia segment were $1.4 billion at year-end 1999 reflecting a 3.6% decrease from year-end 1998.

  For additional information on Asia, see "Foreign Operations" in this report.

U.S. Mainland Market

  Pacific Century operates in the U.S. Mainland primarily through its banking subsidiary Pacific Century Bank, N.A. (PCB). PCB provides financial products and services through 19 branches in Southern California and 9 branches in Arizona. PCB's emphasis is on providing asset based lending and related services for small and middle market businesses. Additionally, PCB also assists Pacific Century in expanding relationships with customers who have ties to the Asia-Pacific region.

  In addition to the operations of PCB, the U.S. Mainland segment also includes business units for corporate banking and leasing. The corporate banking unit primarily targets large corporate clients that have interests in the Asia-Pacific region as well as companies in the media and communications industries. Leasing activities consist of providing financing to businesses largely for aircraft, vehicles and equipment.

  In 1999, net income for the U.S. Mainland segment increased 40.3% to $37.6 million from $26.8 million in 1998. Several non-recurring items contributed to the increase in 1999's earnings that included an after-tax gain of approximately $4.0 million from the sale of newly issued securities acquired relative to leasing transactions and a $1.3 million after-tax gain from the sale of a special purpose leasing subsidiary. Income taxes for this segment were reduced in 1999 and 1998 by $14.0 million and $13.5 million, respectively for low income housing tax credits and investment tax credits. RAROC, which includes the amortization of intangibles, rose to 14% in 1999 from 10% in 1998. As of December 31, 1999, total assets in the U.S. Mainland segment were $2.7 billion, up 2.2% over year-end 1998.

Treasury and Other Corporate

  Treasury consists of corporate asset and liability management activities including investment securities, federal funds purchased and sold, government deposits, short and long-term borrowings, and derivative activities for managing interest rate and foreign currency risks. Additionally, the net residual effect of transfer pricing assets and liabilities is included in Treasury, as is any corporate-wide interest rate risk.

  Other corporate items included in this segment consist of the operations of certain non-bank subsidiaries, unallocated overhead expenses, and the residual effect of reconciling the economic provision with the provision in the consolidated financial statements.

  The Treasury and Other Corporate segment reflected net income of $12.1 million in 1999, compared with a net loss of $5.2 million in 1998. Impacting operating results of both years was a pre-tax restructuring charge of $22.5 million in 1999 and $19.4 million in 1998. At year-end 1999, this segment held $2.6 billion in total assets, most of which were in Treasury, compared to $3.3 billion at the same year ago date. The lower total assets in part, reflects discretionary reductions in the investment portfolio.

STATEMENT OF INCOME ANALYSIS

  Comparability between periods in the Consolidated Statements of Income is impacted by the January 1999 acquisition of Triad Insurance Agency, Inc., the May 1998 acquisitions of Banque Paribas Pacifique and Banque Paribas Polynesie, the July 1997 purchase of California United Bank, the March 1997 acquisition of Indosuez Niugini Bank, Ltd., and the March 1997 acquisition of deposits from Home Savings of America.

Net Interest Income

  Net interest income on a taxable equivalent basis was $575.4 million in 1999, down slightly from $577.2 million in 1998, but up from $524.3 million in 1997. For 1999, the reduction in net interest income from the prior year is attributed to a decline in average earning assets that was partially offset by a wider net interest margin. The increase relative to 1997 is largely due to the acquisitions.

  Average earning assets were $13.4 billion in 1999, compared to $13.7 billion in 1998 and $13.2 billion in 1997. On a year-over-year basis, average earning assets in 1999 reflected a 1.6% decrease from the prior year primarily due to lower average balances for interest bearing deposits and available-for-sale investment securities.

  In 1999, the average net interest margin on earning assets rose to 4.28% from 4.22% in 1998 and 3.98% in 1997. The improvement in 1999's net interest margin relative to a year ago resulted primarily from a drop in the average rate paid on interest-bearing liabilities. In 1999, the average rate on interest-bearing liabilities decreased 44 basis points to 4.13% from 4.57% in 1998, which reflects the low interest rate environment during the first part of 1999. This benefit was partially offset by a 33 basis points decline in the average yield on earning assets to 7.64% from 7.97% in 1998. Presented in Table 3 are the average balances, yields, and rates paid for the years ended December 31, 1999, 1998 and 1997.

     Consolidated Average Balances, Income and Expense and Yields and Rates
                              (Taxable Equivalent)

                                    Table 3

                                                     Year Ended December 31
                          -----------------------------------------------------------------------------
                                    1999                      1998                      1997
                          ------------------------- ------------------------- -------------------------
                           Average  Income/ Yields/  Average  Income/ Yields/  Average  Income/ Yields/
                           Balance  Expense  Rates   Balance  Expense  Rates   Balance  Expense  Rates
                          --------- ------- ------- --------- ------- ------- --------- ------- -------
                                                    (in millions of dollars)
Earning Assets
 Interest-Bearing
  Deposits..............  $   385.0 $  24.9   6.48% $   508.8 $  36.7   7.21% $   486.3 $  33.1   6.80%
 Investment Securities--
  Held to Maturity
  --Taxable.............      805.2    57.8   7.18      890.6    67.7   7.60    1,220.4    81.8   6.71
  --Tax-Exempt..........       11.7     1.7  14.41       11.8     1.7  14.34       12.5     1.8  14.55
 Investment Securities--
  Available for Sale....    2,698.8   168.0   6.23    2,769.3   171.0   6.17    2,452.0   158.8   6.48
 Funds Sold.............      102.0     5.4   5.31       69.7     3.8   5.45       76.4     3.8   4.99
 Loans/1/
  --Domestic............    7,742.3   623.0   8.05    7,669.7   643.8   8.39    7,389.4   607.7   8.22
  --Foreign.............    1,702.2   106.4   6.25    1,752.6   119.2   6.80    1,540.3   119.2   7.74
 Loan Fees..............               39.9                      45.3                      34.4
                          --------- -------  -----  --------- -------  -----  --------- -------  -----
  Total Earning Assets..   13,447.2 1,027.1   7.64   13,672.5 1,089.2   7.97   13,177.3 1,040.6   7.90
Cash and Due From Banks.      486.6                     590.1                     545.1
Other Assets............      649.1                     608.1                     519.9
                          ---------                 ---------                 ---------
  Total Assets..........  $14,582.9                 $14,870.7                 $14,242.3
                          =========                 =========                 =========
Interest-Bearing
 Liabilities
 Domestic Deposits
  --Demand..............  $ 2,137.1    48.5   2.27  $ 2,114.8    55.7   2.64  $ 1,945.3    52.9   2.72
  --Savings.............      723.9    14.7   2.03      783.9    18.5   2.35      865.5    21.4   2.48
  --Time................    2,559.4   123.3   4.82    2,780.7   145.4   5.23    2,858.7   157.0   5.49
                          --------- -------  -----  --------- -------  -----  --------- -------  -----
  Total Domestic........    5,420.4   186.5   3.44    5,679.4   219.6   3.87    5,669.5   231.3   4.08
 Foreign Deposits
  --Time Due to Banks...      641.4    33.7   5.25      596.1    40.4   6.78      718.7    43.6   6.06
  --Other Savings and
  Time..................    1,165.7    41.0   3.52    1,176.1    46.7   3.97    1,079.0    38.2   3.55
                          --------- -------  -----  --------- -------  -----  --------- -------  -----
  Total Foreign.........    1,807.1    74.7   4.13    1,772.2    87.1   4.91    1,797.7    81.8   4.55
                          --------- -------  -----  --------- -------  -----  --------- -------  -----
  Total Deposits........    7,227.5   261.2   3.61    7,451.6   306.7   4.12    7,467.2   313.1   4.19
 Short-Term Borrowings..    3,014.8   146.2   4.85    3,072.9   162.6   5.29    2,868.7   156.8   5.47
 Long-Term Debt.........      685.9    44.3   6.46      676.5    42.7   6.32      725.5    46.4   6.39
                          --------- -------  -----  --------- -------  -----  --------- -------  -----
  Total Interest-Bearing
   Liabilities..........   10,928.2   451.7   4.13   11,201.0   512.0   4.57   11,061.4   516.3   4.67
                          --------- -------  -----  --------- -------  -----  --------- -------  -----
Net Interest Income.....              575.4   3.51              577.2   3.40              524.3   3.23
                                    -------  -----            -------  -----            -------  -----
Spread on Earning
 Assets.................                      4.28%                     4.22%                     3.98%
                                             -----                     -----                     -----
Demand Deposits
 -- Domestic............    1,652.6                   1,650.4                   1,516.8
 -- Foreign.............      435.2                     447.7                     264.0
                          ---------                 ---------                 ---------
  Total Demand Deposits.    2,087.8                   2,098.1                   1,780.8
Other Liabilities.......      356.9                     410.8                     290.8
Shareholders' Equity....    1,210.0                   1,160.8                   1,109.3
                          ---------                 ---------                 ---------
  Total Liabilities &
   Shareholders' Equity.  $14,582.9                 $14,870.7                 $14,242.3
                          =========                 =========                 =========
Provision for Loan
 Losses.................               60.9                      84.0                      30.3
Net Overhead............              288.2                     329.0                     275.1
                                    -------                   -------                   -------
Income Before Taxes.....              226.3                     164.2                     218.9
Provision for Taxes.....               92.7                      56.6                      78.5
Tax Equivalency
 Adjustment/2/ .........                0.6                       0.6                       0.9
                                    -------                   -------                   -------
Net Income..............            $ 133.0                   $ 107.0                   $ 139.5
                                    =======                   =======                   =======

--------
/1/  Includes non-accrual loans.
/2/  Based upon a statutory tax rate of 35%.

Provision for Loan Losses

  The provision for loan losses was $60.9 million in 1999, compared to $84.0 million in 1998 and $30.3 million in 1997. For 1999, net loan charge-offs of $73.8 million exceeded the provision for loan losses by approximately $13 million. This difference is partially explained by charge-offs taken in 1999 relative to certain Asian borrowers who have continued to experience difficulties in adjusting to reforms measures that were initiated to deal with the Asian economic crisis. In 1998, as a result of evaluating the impact of the financial volatility in Asia, the provision for loan losses and the related reserve were increased to provide for the risk associated with this event. The provision for loan losses reflects management's assessment of the adequacy of the reserve for loan losses, considering the current risk characteristics of the loan portfolio along with economic and other relevant factors. For further information on credit quality, refer to the section on "Reserve for Loan Losses."

Non-Interest Income

  Non-interest income in 1999 increased to $265.6 million from $211.8 million in 1998 and $187.8 million in 1997. On a year-over-year basis non-interest income increased 25.4% in 1999 and 12.8% in 1998. For 1999, non-interest income included nonrecurring credits that contributed $18.3 million to other income and $12.1 million to investment securities gains as discussed in greater detail below. Additionally, the Triad acquisition contributed incremental non-interest income of approximately $8.4 million in 1999. Comparing 1998 with 1997, the acquisitions accounted for approximately $15.0 million of the increase between these periods. Table 4 presents the details of non-interest income for the last five years.

  Trust income for 1999 totaled $60.7 million, up from $55.9 million in 1998 and $52.2 million in 1997. Revenue categories that generated the largest year-over-year gains were mutual fund fees, brokerage fees and trust and agency fees. While trust income showed an 8.6% increase in 1999, total trust assets administered by Pacific Century Trust increased to $13.8 billion at year-end 1999, up from $12.9 billion at year-end 1998 and $12.1 billion at year-end 1997. The Pacific Capital family of mutual funds and Hawaiian Tax Free Trust, which are managed by Pacific Century Trust, have continued to experience growth. At December 31, 1999, the aggregate balance of these funds stood at $3.7 billion, compared to $3.1 billion and $2.6 billion at year-end 1998 and 1997, respectively.

  Service charges on deposit accounts were $34.3 million for the year ended December 31, 1999, compared to $35.5 million in 1998 and $29.4 million in 1997. These fees have remained relatively constant over the last two years. The increase in these fees compared to 1997 was largely driven by the acquisitions.

  Fees, exchange and other service charges increased to $88.8 million in 1999, from $77.9 million in 1998 and $67.1 million in 1997. Included in these fees were income generated from international activities relative to letters of credit and acceptance fees, profit on foreign currency, and exchange fees. Collectively, income from these sources totaled $34.5 million in 1999, an 18.6% increase over 1998.

  Mortgage servicing fees increased to $8.8 million in 1999 from $7.9 million in 1998 and $7.1 million in 1997. This increase reflects Bank of Hawaii's emphasis on residential mortgage lending and secondary market sales activities. Pacific Century's mortgage servicing portfolio grew to $2.5 billion at year-end 1999 from $2.1 billion at year-end 1998.

  Also included in fees, exchange and other service charges are fees earned through Pacific Century's ATM network. ATM fees reflected a 51.9% increase during 1999, which mainly resulted from an increase in the ATM fee structure. During 1999, Pacific Century's ATM network continued to expand, ending the year with 510 machines, an increase from 492 at year-end 1998. Fees generated by this network totaled $15.8 million in 1999, compared to $10.4 million in 1998, and $9.6 million in 1997.

  Other operating income in 1999 was $67.7 million, an increase of 76.1% from $38.4 million in 1998. For the year ended December 31, 1999, other operating income included $14.0 million from the sale of Arbella

Leasing Corp. (Arbella), a specific purpose leasing subsidiary and $4.3 million from the termination of a venture capital limited partnership. The net impact on earnings of the Arbella sale was $1.3 million after providing for income taxes of $12.7 million. The increase in 1999 other operating income is also impacted by insurance commissions from the Triad acquisition. With a higher level of recoveries recorded in 1999, cash basis interest increased to $3.2 million from $1.3 million in 1998. Comparatively, cash basis interest was $3.7 million in 1997. Cash basis interest includes interest collected on loans written-off or interest collected on non-accrual loans that relate to prior years.

  Net investment securities gains in 1999 were $14.1 million, significantly higher than net gains of $4.1 million and $3.1 million in 1998 and 1997, respectively. Included in 1999 were gains of $6.5 million from the sale of newly issued equity securities acquired in conjunction with leasing transactions and $5.6 million from the disposition of a venture capital investment.

                              NON-INTEREST INCOME

                                    TABLE 4

                                            YEAR ENDED DECEMBER 31
                              --------------------------------------------------
                                   1999           1998       1997   1996   1995
                              -------------- -------------- ------ ------ ------
                                     PERCENT        PERCENT
                              AMOUNT CHANGE  AMOUNT CHANGE  AMOUNT AMOUNT AMOUNT
                              ------ ------- ------ ------- ------ ------ ------
                                           (IN MILLIONS OF DOLLARS)
Trust Income................  $ 60.7    8.6% $ 55.9    7.1% $ 52.2 $ 49.8 $ 49.5
Service Charges on Deposit
 Accounts...................    34.3   (3.4)   35.5   20.7    29.4   26.7   25.9
Fees, Exchange and Other
 Service Charges
  Card Fees.................    13.6   (0.7)   13.7    3.8    13.2   10.7    7.3
  Letters of Credit and
   Acceptance Fees..........    12.5   18.1    10.6   (4.5)   11.1   10.1    8.8
  Profit on Foreign
   Currency.................    17.3   17.0    14.8   21.3    12.2    8.9    6.5
  ATM.......................    15.8   51.9    10.4    8.3     9.6    8.6    7.7
  Mortgage Servicing Fees...     8.8   11.4     7.9   11.3     7.1    6.6    4.3
  Exchange Fees.............     4.7   25.8     3.7  (11.9)    4.2    3.4    3.9
  Payroll Services..........     0.8  (26.9)    1.1  (31.3)    1.6    2.4    2.1
  Cash Management...........     2.4    1.2     2.4  200.0     0.8    0.8    1.0
  Other Fees................    12.9   (3.0)   13.3   82.2     7.3    7.4    5.7
Other Operating Income
  Other Income..............    49.3   39.3    35.4   30.1    27.2   24.2   19.6
  Gain on Sale of Leased
   Equipment................    15.2  794.1     1.7  (66.7)    5.1    0.9    --
  Cash Basis Interest.......     3.2  138.2     1.3  (64.9)    3.7    2.6    1.3
Investment Securities Gains.    14.1  244.0     4.1   32.3     3.1    1.4    2.5
                              ------  -----  ------  -----  ------ ------ ------
    Total...................  $265.6   25.4% $211.8   12.8% $187.8 $164.5 $146.1
                              ======  =====  ======  =====  ====== ====== ======

Non-Interest Expense

  For the years ended December 31, 1999, 1998 and 1997 non-interest expense totaled $553.7 million, $540.7 million and $462.9 million, respectively. Non-interest expense increased 2.4% in 1999 and 16.8% in 1998 from the respective prior year. Comparability between periods is impacted by restructuring charges of $22.5 million in 1999 and $19.4 million in 1998. Additionally, non-interest expense in 1999 and 1998 include incremental increases of approximately $7.2 million and $34.2 million, respectively, resulting from acquisitions, including the amortization of intangibles.

  Salaries and pensions and other employee benefits totaled $254.0 million, $250.5 million and $226.7 million in 1999, 1998 and 1997, respectively. Approximately $3.1 million and $14.6 million of the increase relative to 1999 and 1998, respectively, is accounted for by the acquisitions. Excluding the effects of the acquisitions, the year-over-year increase would have been 0.2% in 1999 and 4.1% in 1998. The Year 2000 project also contributed to the increase in salaries and employee benefits for 1999 and 1998.

  Net occupancy and equipment expense for 1999 totaled $96.6 million, compared to $95.8 million in 1998 and $85.2 million in 1997. Included in the 1998 and 1997 totals were $1.7 million and $2.7 million, respectively, relating to write-offs of equipment and premises.

  Other operating expense increased to $180.1 million in 1999 from $174.6 million in 1998 and $149.5 million in 1997. Approximately $3.5 million and $14.8 million of the year-over-year increase relative to 1999 and 1998, respectively, was due to the acquisitions, including the amortization of intangibles. Large one-time costs included in other operating expense were $2.3 million in 1999 and $6.4 million in 1998.

  Legal and professional fees were $32.4 million in 1999, $35.8 million in 1998 and $23.4 million in 1997. The higher fees in 1999 and 1998 relative to 1997 is primarily attributed to consulting and other professional fees including those related to the Year 2000 project.

  All systems at Pacific Century transitioned to the new millennium without significant incident. Pacific Century's total cost relative to Year 2000 readiness was $36.1 million, of which $10.7 million was incurred in 1999, $22.2 million in 1998 and $3.2 million in 1997. The total budget for the Year 2000 project was $41 million. Year 2000 related costs included expenditures for technology and program management staff, staff retention, consultants, software and hardware, and customer education and training.

  Pacific Century utilizes the efficiency ratio as a tool to manage non-interest income and expense. The efficiency ratio is derived by dividing non-interest expense by net operating revenue (net interest income plus non-interest income before securities transactions). For 1999, 1998 and 1997, the efficiency ratio was 67.0%, 69.0% and 65.4%, respectively. Comparison of this ratio between periods is affected by the restructuring charges in 1999 and 1998 and the sale of Arbella in 1999.

                             NON-INTEREST EXPENSE

                                    TABLE 5

                                           YEAR ENDED DECEMBER 31
                             --------------------------------------------------
                                  1999           1998       1997   1996   1995
                             -------------- -------------- ------ ------ ------
                                    PERCENT        PERCENT
                             AMOUNT CHANGE  AMOUNT CHANGE  AMOUNT AMOUNT AMOUNT
                             ------ ------- ------ ------- ------ ------ ------
                                          (IN MILLIONS OF DOLLARS)
Salaries.................... $198.7    2.2% $194.5   12.3% $173.2 $159.2 $142.1
Pensions and Other Employee
 Benefits...................   55.3   (1.2)   56.0    4.7    53.5   48.8   43.6
Net Occupancy Expense.......   47.9    2.3    46.8    0.2    46.7   39.4   41.1
Net Equipment Expense.......   48.7   (0.7)   49.0   27.3    38.5   34.0   31.7
Other Operating Expense
  Legal and Other
   Professional Fees........   32.4   (9.5)   35.8   53.0    23.4   17.7   15.6
  Stationery and Supplies...    9.8  (11.3)   11.1    3.7    10.7   10.7    9.3
  Amortization of Intangible
   Assets...................   19.4   11.7    17.4   27.9    13.6    9.8    8.4
  Credit Card Processing....   17.2   16.2    14.8    4.2    14.2    9.1    2.1
  Other.....................  101.3    6.1    95.5    9.0    87.6   91.2   69.1
Restructuring Charge........   22.5   15.9    19.4   N.M.     --     --     --
Minority Interest...........    0.5    8.7     0.4  (73.3)    1.5    1.4    1.1
                             ------  -----  ------  -----  ------ ------ ------
    Total................... $553.7    2.4% $540.7   16.8% $462.9 $421.3 $364.1
                             ======  =====  ======  =====  ====== ====== ======

Income Taxes

  The tax structure at Pacific Century is complex given the various foreign and domestic locations in which it operates. In 1999, provision for taxes reflected an effective tax rate of 41.1%, compared to 34.6% and 36.0% in 1998 and 1997, respectively. The higher 1999 effective tax rate is largely explained by the Arbella sale that generated $14.0 million in income and $12.7 million in income tax expense. For 1998, the effective tax rate was impacted by an equipment lease termination loss of $2.7 million that provided an equivalent amount of tax benefits. Excluding the effects of the above items, the effective tax rate for 1999 and 1998 would have been 37.6% and 35.7%, respectively.

  Pacific Century primarily utilizes low income housing tax credits and lease financing to manage its tax liability. As of December 31, 1999, Pacific Century's low income housing investments totaled $74.3 million, compared to $69.6 million at year-end 1998. These investments provided tax credits of $13.7 million and $10.0 million in 1999 and 1998, respectively.

  Pacific Century also continued to pursue lease financing to defer tax payments. Consisting of both direct and leveraged leases, the leasing portfolio grew 13.2% during 1999.

  Tax planning at Pacific Century is structured to minimize the impact of the alternative minimum tax (AMT). At the end of 1999, Pacific Century was not subject to the AMT.

BALANCE SHEET ANALYSIS

Loans

  Loans comprise the largest category of earning assets for Pacific Century and produce the highest level of income. At December 31, 1999, loans outstanding were $9.7 billion, a 1.4% decrease from $9.9 billion at year-end 1998. This decline primarily is accounted for by a $197 million reduction in foreign loans, that partially is attributed to foreign currency translation adjustments in the South Pacific.

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

                            LOAN PORTFOLIO BALANCES

                                    TABLE 6

                                                   DECEMBER 31
                                   --------------------------------------------
                                     1999     1998     1997     1996     1995
                                   -------- -------- -------- -------- --------
                                             (IN MILLIONS OF DOLLARS)
Domestic Loans
  Commercial and Industrial....... $2,493.0 $2,579.7 $2,104.3 $1,806.7 $1,902.2
  Real Estate
    Construction--Commercial......    315.1    276.3    268.1    212.3    199.6
         --Residential............     13.8     23.5     12.9     23.6     33.7
    Mortgage--Commercial..........  1,244.8  1,139.1  1,354.5  1,227.8  1,308.8
        --Residential.............  2,645.4  2,699.4  2,738.9  2,635.3  2,702.4
  Installment.....................    756.1    763.0    891.6    849.3    817.3
  Lease Financing.................    627.6    554.5    519.4    437.8    392.9
                                   -------- -------- -------- -------- --------
      Total Domestic Loans........  8,095.8  8,035.5  7,889.7  7,192.8  7,356.9
Foreign Loans
  Banks and Other Financial
   Institutions...................    207.7    158.2    207.7    281.8    268.7
  Commercial and Industrial.......    943.4  1,281.5  1,074.9    923.2    513.6
  Other...........................    470.7    378.8    326.1    301.5     13.2
                                   -------- -------- -------- -------- --------
      Total Foreign Loans.........  1,621.8  1,818.5  1,608.7  1,506.5    795.5
                                   -------- -------- -------- -------- --------
      Total Loans................. $9,717.6 $9,854.0 $9,498.4 $8,699.3 $8,152.4
                                   ======== ======== ======== ======== ========

Commercial and Industrial Loans

  At December 31, 1999, commercial and industrial loans (C&I) totaled $2.5 billion, down 3.4% from year-end 1998. The proportion of C&I loans to the total portfolio was 25.7% at year-end 1999, compared to 26.2% at year-end 1998.

  C&I loans consist of loans made for commercial, financial, and agricultural purposes and involves lending on both a secured and unsecured basis. Collateral requirements vary, but are based on Pacific Century's underwriting and collateral policies to ensure that consistent credit quality standards are maintained.

  Geographically C&I loans are concentrated in the U.S. Mainland and Hawaii representing 54% and 37%, respectively, of the total C&I portfolio as of year-end 1999. In Hawaii, Bank of Hawaii is a major commercial lender and maintains a significant presence throughout the State. Bank of Hawaii supports the business community in Hawaii by offering a wide range of products and services. At year-end 1999, C&I loans in Hawaii were $930.8 million. In the U.S. Mainland market, C&I lending totaled $1.3 billion at year-end 1999, down 12.4% from year-end 1998, and is comprised largely of small and middle market business loans that were originated by Pacific Century's U.S. Mainland subsidiary bank, as well as loans to Fortune 500 industrial and service companies and the media and communication industry.

Real Estate Loans

  At year-end 1999, Pacific Century's total real estate loans (excluding construction) were $3.9 billion, 1.3% above year-end 1998. This portfolio consists of loans that are secured by residential as well as commercial properties. Real estate mortgage loans continue to comprise the largest portion of the loan portfolio, representing 40.0% of total loans at year-end 1999, compared to 39.0% at year-end 1998.

  The largest component of the real estate loan portfolio consists of loans secured by 1-to-4 family residential properties. At $2.6 billion, this portfolio declined modestly from year-end 1998, and represented 27.2% of total loans outstanding at the end of 1999. Approximately 90% of these loans are secured by real estate in Hawaii (see Table 7). Pacific Century originates residential mortgages on both a fixed-rate and adjustable-rate basis. Most of the fixed-rate products are sold in the secondary mortgage market, while adjustable-rate mortgages are generally held in Pacific Century's loan portfolio. Included in the residential mortgage total at year-end 1999 were $136 million in available for sale loans. In recent years, Pacific Century has focused on residential mortgage lending in Hawaii as an attractive line of business. In 1999, residential mortgage originations by Bank of Hawaii totaled $0.98 billion, compared to a record $1.06 billion in 1998.

  Also included in the residential real estate portfolio are home equity credit lines. The total available credit under these lines was $506 million at year-end 1999, compared to $477 million at year-end 1998. Outstandings increased marginally to $267 million at year-end 1999 from $261 million at year-end 1998. Home equity credit lines are underwritten primarily based on the borrower's repayment ability rather than the value of the underlying property.

  The commercial real estate portfolio (excluding construction loans) totaled $1.2 billion at year-end 1999, up 9.3% from year-end 1998. Approximately 59% and 24% of these loans were secured by commercial real estate in Hawaii and the U.S. Mainland, respectively, with the remainder mostly in the West Pacific. The commercial real estate portfolio is diversified in the type of property securing the obligations, including loans secured by commercial offices, hotels, retail facilities, industrial properties and warehouses.

  Total commercial construction loans increased to $315.1 million at year-end 1999, compared to $276.3 million at year-end 1998. These loans are secured primarily by properties located in the U.S. Mainland and Hawaii, which accounted for 50% and 45%, respectively, of such loans at December 31, 1999. Because construction lending is considered to generally involve greater risk than financing on improved properties, Pacific Century utilizes tighter underwriting and disbursement standards. The majority of these loans are underwritten based on the projected cash flows of the completed project, rather than the value of the underlying property, and generally require a committed source for permanent financing.

Installment Loans

  Total installment loans (excluding residential mortgages and home equity loans) ended 1999 at $756.1 million, relatively unchanged from year-end 1998. As of December 31, 1999, installment loans consisted of credit cards and consumer loans (e.g., auto loans and unsecured credit lines). Consumer loans totaled $503.5 million at December 31, 1999, compared to $485.0 million at December 31, 1998.

  The credit card portfolio balance was $252.6 million at year-end 1999, a decrease of 9.1% from year-end 1998. At year-end 1999, 0.91% of the credit card portfolio (based on balances) were more than 90 days delinquent, compared to 0.77% at year-end 1998.

Leasing Activities

  At year-end 1999, leases outstanding increased to $627.6 million, up 13.2% from year-end 1998. Pacific Century's lease portfolio is diversified, consisting primarily of leases on equipment, automobiles, trucks, ships, aircraft, and computers.

Lending in Asia and the South Pacific

  Pacific Century's international business predominately consists of Asia where the business emphasis is primarily on correspondent banking activities and undertaking credit risk relating to and resulting from trade activities, trade finance and working capital loans for companies that have business interests in the Asia-Pacific markets. The majority of loans in Asia are short-term and are largely based on Pacific Century's traditional focus on cash flow lending. The South Pacific market largely consists of the operations of subsidiary banks in French Polynesia, New Caledonia, Papua New Guinea, and Vanuatu, and to a lesser degree, through affiliate banks and Bank of Hawaii branches in the region. Foreign loans in both Asia and the South Pacific totaled $1.6 billion at the end of 1999, down 10.8% from year-end 1998. At year-end 1999 foreign loans represented 16.7% of the total loan portfolio, compared to 18.5% at year-end 1998.

  Foreign loans in the South Pacific totaled $0.9 billion at December 31, 1999, a decrease of 13.7% from $1.1 billion at year-end 1998. To a large degree, this decline is attributed to a 16% reduction during 1999 in the conversion rate of the Pacific franc, the currency of French Polynesia and New Caledonia, relative to the U.S. dollar. A large portion of the South Pacific loan portfolio is concentrated in two subsidiary banks, Banque de Tahiti and Bank of Hawaii--Nouvelle Caledonie, which in the aggregate held total loans of $871 million at the end of 1999.

  At December 31, 1999, outstanding loans to borrowers in Asia totaled $644.8 million, down from $690.5 million and $818.6 million at December 31, 1998 and 1997, respectively. Outstanding commitments represented by letters of credit and unused loan commitments relative to borrowers in Asia were approximately $267 million at year-end 1999, compared to $367 million at year-end 1998. Additional information on Asian credit exposure and recent Asian economic events are contained in the "Foreign Operations" section of this report.

Geographic Distribution of the Loan Portfolio

  A geographic distribution of the loan portfolio is presented in Table 7 based on the geographic location of borrowers. The highest geographic lending concentration is in Hawaii constituting 50.3% of the total loan portfolio at December 31, 1999, compared to 50.2% at December 31, 1998. At year-end 1999, the percentage of U.S. Mainland loans to total loans was 23.9%, compared to 23.1% at year-end 1998.

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

                 GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO/1/

                                    TABLE 7

                                            DECEMBER 31, 1999
                         --------------------------------------------------------------
                                              WEST     SOUTH   MAINLAND
                          TOTAL     HAWAII   PACIFIC  PACIFIC    U.S.    JAPAN   OTHER
                         --------  --------  -------  -------  --------  ------  ------
                                         (IN MILLIONS OF DOLLARS)
Commercial and
 Industrial............. $2,493.0  $  930.8  $185.4   $ 14.4   $1,337.4  $  --   $ 25.0
Real Estate
  Construction--
   Commercial...........    315.1     143.1    13.4      --       158.6     --      --
       --Residential....     13.8      11.0     2.2      0.1        0.5     --      --
  Mortgage--Commercial..  1,244.8     734.8   201.5      8.7      299.8     --      --
      --Residential.....  2,645.4   2,381.2   247.3      1.3       15.6     --      --
Installment.............    756.1     566.0   146.5     31.2       12.4     --      --
Foreign.................  1,621.8      34.7     --     942.3        --    200.4   444.4
Lease Financing.........    627.6      82.4     5.3      --       498.7     --     41.2
                         --------  --------  ------   ------   --------  ------  ------
    Total............... $9,717.6  $4,884.0  $801.6   $998.0   $2,323.0  $200.4  $510.6
                         ========  ========  ======   ======   ========  ======  ======
Percentage of Total.....    100.0%     50.3%    8.2%    10.3%      23.9%    2.1%    5.2%
                         ========  ========  ======   ======   ========  ======  ======

--------
/1/  Loans are classified based upon the geographic location of borrowers.

Investment Securities

  Pacific Century's investment portfolio is managed to provide liquidity and interest income, offset interest rate risk positions and provide collateral for cash management needs. At December 31, 1999, available-for-sale securities totaled $2.5 billion reflecting a $476 million decrease from December 31, 1998. Most of this decline was in the mortgage backed securities portfolio and to a lesser degree in the U.S. government and agency debt securities portfolio. Securities held to maturity were $796 million at year-end 1999, up $143 million from year-end 1998. Purchases of U.S. government and agency mortgage-backed securities accounted for most of this increase.

  Table 18 presents the maturity distribution, market value and weighted-average yield to maturity of securities.

Deposits

  As of December 31, 1999, total deposits were $9.4 billion, down 1.9% from the year earlier date. During 1999, domestic deposits decreased $294 million, while foreign deposits saw an increase of $112 million. With respect to domestic deposits, the non-interest bearing and interest bearing demand categories experienced the largest declines. Competition for deposits by banks and other financial institutions, as well as securities brokerage firms, continues to impact the ability to attract and retain deposits.

  Table 22 presents average deposits by type for the five years ended December 31, 1999.

Borrowings

  Short-term borrowings, including funds purchased and securities sold under agreements to repurchase (repos), totaled $2.8 billion at December 31, 1999, compared to $3.3 billion at year-end 1998. The largest portion of short-term borrowings consist of repos. Repos are offered to governmental entities as an alternative to deposits and are supported by the same type of collateral. At year-end 1999, repos were $1.5 billion, down from $2.0 billion at year-end 1998. Included in short-term borrowings at December 31, 1999, were $97 million in commercial paper and $150 million in Federal Home Loan Bank of Seattle
(FHLB) advances.

  Long-term debt on December 31, 1999 totaled $728 million, up from $586 million on December 31, 1998. A new $125 million issue of subordinated notes that mature in 2009 largely explains the rise in long-term debt for 1999. Subordinated notes also included $119 million issued in 1993 that mature in 2003. All subordinated notes bear a fixed interest rate of 6.875%. Also outstanding, as of December 31, 1999, were $100 million in 8.25% Capital Securities that mature in 2026. FHLB borrowings totaled $247 million at December 31, 1999, compared to $223 million at December 31, 1998. Private placement notes totaled $90 million at both year-end 1999 and 1998.

FOREIGN OPERATIONS

  Pacific Century maintains an extensive presence in the Asia-Pacific region that provides opportunities to take part in lending, correspondent banking and deposit-taking activities in these markets. These activities are facilitated through Bank of Hawaii branches, a representative office with extensions and full service subsidiary/affiliate banks. This network of locations across Asia-Pacific enables customers of Pacific Century to facilitate trade and investment between the U.S., Asia and the Pacific Islands.

  Through its Asia Division, the Bank of Hawaii offers international banking services to its corporate and financial institution customers in most of the major Asian financial centers with support from its New York and Honolulu operations. Bank of Hawaii's offices that offer these services are located in Hong Kong, the Philippines (Manila, Cebu, and Davao), Seoul, Singapore, Tokyo and Taipei. The Asia Division continues to focus on correspondent banking and trade-related financing activities and lending to customers with which it has a direct relationship.

  The South Pacific Division in Honolulu oversees subsidiary banks in French Polynesia, New Caledonia, Papua New Guinea, Vanuatu, and Bank of Hawaii branch operations in Fiji and American Samoa. Since American Samoa is U.S. dollar based, its operation is included as domestic. Additionally, Bank of Hawaii has an equity interest in affiliate banks located in Samoa, Solomon Islands and Tonga.

  The operations of subsidiaries and affiliates are evaluated on a similar basis as branch offices. Exposure to foreign currency fluctuations is in large measure limited to the unhedged positions of Pacific Century's capital investment in these subsidiaries (see "Market Risk"). The largest South Pacific subsidiary operations are in the French territories of French Polynesia and New Caledonia.

  The West Pacific Division includes Bank of Hawaii branches in Guam and in other locations in the region. Since the U.S. dollar is used in these locations, Pacific Century's operations in the West Pacific are not considered foreign for financial reporting purposes.

  Table 8 provides a summary of assets, liabilities, operating revenue, and net income for Pacific Century's foreign operations for the last three years. Operating results in 1999 reflected a net loss of $1.4 million, compared to net loss of $0.8 million in 1998. The loss for both years reflect significantly higher foreign loan loss provisions in comparison to historical levels (see "Reserve for Loan Losses").

    SUMMARY OF INTERNATIONAL ASSETS, LIABILITIES, AND INCOME AND PERCENT OF
                              CONSOLIDATED TOTALS

                                    TABLE 8

                                          YEAR ENDED DECEMBER 31
                            ----------------------------------------------------
                                  1999              1998              1997
                            ----------------- ----------------- ----------------
                             AMOUNT   PERCENT  AMOUNT   PERCENT  AMOUNT  PERCENT
                            --------  ------- --------  ------- -------- -------
                                         (IN MILLIONS OF DOLLARS)
Average Assets............. $3,413.0   23.4%  $3,426.6   23.0%  $3,005.1  21.1%
Average Liabilities........  3,271.6   24.5    3,348.8   24.4    2,523.3  19.2
Operating Revenue..........    252.1   19.5      287.9   21.9      215.9  17.4
Net Income (Loss)..........     (1.4)  N.M.       (0.8)  N.M.       10.2   7.3

  Pacific Century controls its foreign lending risk exposure by evaluating the political and economic factors that bear on a country's ability to meet its foreign debt obligations. Based on these analyses, credit limits are established for each country to control risk in the foreign portfolio. These credit limits are monitored and reviewed on a regular basis so that risks and exposures are understood and properly assessed. Pacific Century's strategy for foreign lending is to deal, on a direct basis, primarily with countries and companies that have trade activity in the Asia-Pacific region and investment interest in Hawaii and the West and South Pacific.

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

  Cross-border interbank placements and loans were $885.0 million at year-end 1999. Table 9 presents, for the last three years, a geographic distribution of international assets for which Pacific Century has cross-border exposure exceeding 0.75% of total assets.

  The countries to which Pacific Century maintains its largest credit exposure on a cross-border basis include Japan, South Korea, and France. At December 31, 1999, cross-border credit exposure in Japan, South Korea, and France were $320 million, $294 million and $195 million, respectively, compared to $356 million, $265 million and $36 million, respectively, at December 31, 1998. The rise in cross-border exposure to France resulted from an increase in interbank placements with French banks.

  Beginning in mid-1997, a number of countries in Asia experienced financial difficulties that included significant devaluation of their currency, higher interest rates and general tightening of credit. In view of the risks, Pacific Century increased its provision for loan losses in 1998. By the end of 1999, the economies and financial environment in most Asian countries had improved in terms of currency exchange rate stability, interest rates and gross domestic product growth. However, in spite of the improving economic trend, the impact of government and corporate restructuring in the region is still being felt. For Pacific Century the impact was greatest in South Korea. While South Korea has made tremendous strides in improving its economy and financial markets, certain Korean corporations have had difficulties in adjusting to mandated and advisable reforms.

  The most notable impact to Pacific Century was $33.7 million in exposure to a South Korean conglomerate of which $30.2 million was outstanding. During the third quarter of 1999, the borrower suspended debt service payments and began negotiations with its domestic and foreign bank creditors. At the end of 1999, those negotiations had not produced a definitive resolution of the matter with foreign lenders. Consequently, Pacific Century charged off credits of $19.5 million and placed $10.7 million on non-performing status. Negotiations with the conglomerate and its creditors are in process. For additional information, see "Reserve for Loan Losses."

  Pacific Century continues to monitor its international activities on a country by country basis as events evolve and will adjust activities and take such actions in the region as appropriate.

        GEOGRAPHIC DISTRIBUTION OF CROSS-BORDER INTERNATIONAL ASSETS/1/

                                    TABLE 9

                             GOVERNMENT
                             AND OTHER      BANKS AND      COMMERCIAL
                              OFFICIAL   OTHER FINANCIAL AND INDUSTRIAL
                            INSTITUTIONS INSTITUTIONS/2/   COMPANIES     TOTAL
                            ------------ --------------- -------------- --------
                                          (IN MILLIONS OF DOLLARS)
December 31, 1999
  Japan....................    $  --         $217.8          $102.6     $  320.4
  South Korea..............      24.3         198.0            72.0        294.3
  France...................      16.2         178.7             0.2        195.1
  All Others/3/ ...........      10.7         290.5           262.2        563.4
                               ------        ------          ------     --------
                               $ 51.2        $885.0          $437.0     $1,373.2
                               ======        ======          ======     ========
December 31, 1998
  Japan....................    $  --         $224.6          $131.1     $  355.7
  South Korea..............      85.8          94.4            84.7        264.9
  Taiwan...................       --           41.6            82.3        123.9
  All Others...............      68.5         462.1           188.7        719.3
                               ------        ------          ------     --------
                               $154.3        $822.7          $486.8     $1,463.8
                               ======        ======          ======     ========
December 31, 1997
  South Korea..............    $  --         $219.9          $193.5     $  413.4
  Japan....................       --          253.6           136.8        390.4
  Taiwan...................      57.5          39.5            23.8        120.8
  All Others...............      67.1         406.5           154.5        628.1
                               ------        ------          ------     --------
                               $124.6        $919.5          $508.6     $1,552.7
                               ======        ======          ======     ========

--------
/1/ This table details by country cross-border outstandings that individually amounted to 0.75% or more of consolidated total assets as of year-end 1999, 1998 and 1997. Cross-border outstandings are defined as foreign monetary assets that are payable to Pacific Century in U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies. Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and other monetary assets.
/2/ Includes U.S. dollar advances to foreign branches and affiliate banks which were used to fund local currency transactions. Totals at December 31, 1999, 1998 and 1997 were $378.2 million, $411.1 million and $419.9 million, respectively.
/3/ At December 31, 1999, the all others category included cross-border outstandings of $77.7 million in French Polynesia and $47.1 million in New Caledonia. The currency of both of these countries is the Pacific franc.

CORPORATE RISK PROFILE

Credit Risk

 Non-Performing Assets and Past Due Loans

  Non-performing assets (NPAs) consist of non-accrual loans, restructured loans and foreclosed real estate. These assets, which generally have more than a normal risk of loss, totaled $149.9 million at year-end 1999, compared to $137.5 million at the end of 1998, and $97.1 million at the end of 1997.

  At December 31, 1999, the ratio of NPAs to outstanding loans rose to 1.54%. Comparatively the ratio was 1.40% and 1.02% for 1998 and 1997, respectively.

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

  Total non-accrual loans rose to $145.3 million at year-end 1999, up 10.2% over year-end 1998. Higher non-accrual balances in the foreign and commercial real estate categories accounted for this increase. Non-accrual loans in the C&I and residential real estate portfolios reflected a decline from year-end 1998.

  At December 31, 1999, foreign loans on non-accrual were $67.4 million, compared to $57.5 million at December 31, 1998 and $39.9 million at December 31, 1997. The 1999 increase partially results from placing $10.7 million of loans to a South Korean conglomerate on non-accrual status. Total non-accrual loans in Asia rose to $32.3 million at December 31, 1999, from $8.6 million at December 31, 1998. Additional information relative to Asian exposure is contained in "Foreign Operations."

  C&I loans classified as non-accrual totaled $23.7 million at year-end 1999, compared to $28.2 million and $10.7 million at year-end 1998 and 1997, respectively.

  At December 31, 1999, non-accrual loans secured by real estate totaled $49.8 million, or 34.3% of total non-accrual loans.

  Commercial real estate loans on non-accrual status were $19.0 million at December 31, 1999, up from $5.4 million at the end of 1998. This increase is mainly due to the transfer of several large Hawaii-based commercial real estate loans to non-accrual in the first quarter of 1999. Non-performing residential mortgages (excluding construction loans) totaled $29.7 million at year-end 1999, compared to $36.4 million at year-end 1998, reflecting a year-over-year decline of $6.7 million.

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

  Foreclosed real estate declined to $4.6 million at year-end 1999, from $5.6 million at year-end 1998. At December 31, 1999, the foreclosed real estate portfolio consisted of 38 properties, mostly located in Hawaii. The largest property represented 14% of the total. In 1999, sales of foreclosed real estate resulted in a net loss of $152,000, compared to a net losses of $871,000 and $523,000 in 1998 and 1997, respectively.

  Accruing loans past due 90 days or more totaled $18.5 million at year-end 1999, declining $2.3 million from $20.8 million at year-end 1998. Lower delinquencies in the foreign portfolio and, to a lesser degree, improvements in the installment portfolio largely explains this decline. The C&I loan portfolio reflected a $5.5 million increase in past due loans over the prior year.

  Table 10 presents a five-year history of non-performing assets and accruing loans past due 90 days or more.

                   NON-PERFORMING ASSETS AND ACCRUING LOANS
                           PAST DUE 90 DAYS OR MORE

                                   TABLE 10

                                                     DECEMBER 31
                                          -------------------------------------
                                           1999    1998    1997    1996   1995
                                          ------  ------  ------  ------  -----
                                              (IN MILLIONS OF DOLLARS)
Non-Accrual Loans
  Commercial and Industrial.............  $ 23.7  $ 28.2  $ 10.7  $ 20.9  $16.9
  Real Estate
    Construction........................     1.1     2.9     1.0     0.3    0.3
    Commercial..........................    19.0     5.4     2.8     4.1   14.9
    Residential.........................    29.7    36.4    32.9    23.6   14.7
  Installment...........................     0.5     0.8     2.0     1.3    0.8
  Foreign...............................    67.4    57.5    39.9    22.3    --
  Lease Financing.......................     3.9     0.7     --      --     --
                                          ------  ------  ------  ------  -----
      Total Non-Accrual Loans...........   145.3   131.9    89.3    72.5   47.6
                                          ------  ------  ------  ------  -----
Restructured Loans
  Real Estate--Commercial...............     --      --      1.6     --     --
                                          ------  ------  ------  ------  -----
      Total Restructured Loans..........     --      --      1.6     --     --
                                          ------  ------  ------  ------  -----
Foreclosed Real Estate
  Domestic..............................     4.3     5.5     6.2    10.7    9.3
  Foreign...............................     0.3     0.1     --      --     --
                                          ------  ------  ------  ------  -----
      Total Foreclosed Real Estate......     4.6     5.6     6.2    10.7    9.3
                                          ------  ------  ------  ------  -----
        Total Non-Performing Assets.....   149.9   137.5    97.1    83.2   56.9
                                          ------  ------  ------  ------  -----
Accruing Loans Past Due 90 Days or More
  Commercial and Industrial.............     5.9     0.4     2.0     2.0    1.8
  Real Estate
    Construction........................     --      0.4     --      0.4    --
    Commercial..........................     1.9     --      0.6     6.8    2.4
    Residential.........................     4.0     4.5     7.3     6.8    5.8
  Installment...........................     4.5     7.3     7.6     9.0   10.5
  Foreign...............................     1.0     7.9     7.4     9.5    --
  Lease Financing.......................     1.2     0.3     0.1     0.2    0.2
                                          ------  ------  ------  ------  -----
      Total Past Due Loans..............    18.5    20.8    25.0    34.7   20.7
                                          ------  ------  ------  ------  -----
        Total Non-Performing Assets and
         Past Due Loans.................  $168.4  $158.3  $122.1  $117.9  $77.6
                                          ======  ======  ======  ======  =====
Ratio of Non-Performing Assets to Total
 Loans..................................    1.54%   1.40%   1.02%   0.96%  0.70%
Ratio of Non-Performing Assets and
 Accruing Loans Past Due 90 Days or More
 to Total Loans.........................    1.73%   1.61%   1.29%   1.36%  0.95%

                       FOREGONE INTEREST ON NON-ACCRUALS

                                   TABLE 11

                                                       YEAR ENDED DECEMBER 31
                                                      -------------------------
                                                      1999  1998 1997 1996 1995
                                                      ----- ---- ---- ---- ----
                                                      (IN MILLIONS OF DOLLARS)
Interest Income Which Would Have Been Recorded Under
 Original Terms:
  Domestic..........................................  $11.2 $8.4 $6.6 $6.3 $7.6
  Foreign...........................................    7.1  4.1  2.4  2.3  --
Interest Income Recorded During the Current Year on
 Non-Accruals:
  Domestic..........................................    1.1  1.3  1.5  1.6  0.6
  Foreign...........................................    3.0  1.4  0.5  0.6  --

 Reserve for Loan Losses

  Pacific Century maintains the reserve for loan losses at a level that it believes is adequate to absorb estimated inherent losses on all loans. The reserve level is determined based on a continuing assessment of problem credits, recent loss experience, changes in collateral values, and current and anticipated economic conditions. Pacific Century's credit administration procedures emphasizes the early recognition and monitoring of problem loans in order to control delinquencies and minimize losses. For loans other than consumer loans, a line driven risk rating system is used. Loans are graded based on the degree of risk at origination by the lending officer and thereafter, are reviewed periodically as appropriate. An independent evaluation of this process is performed by the Credit Review department to ensure compliance of the risk grades and timeliness of grade changes.

  Pacific Century performs a comprehensive quarterly analysis to determine the adequacy of its reserve for loan losses. This analysis incorporates risk migration modeling and transfer risk. Pacific Century utilizes a methodology that establishes both specific and general reserves. Commercial loans and leases are individually reviewed according to specified criteria to determine specific loss exposure. Loans for which a specific reserve allocation is not established are placed in loan pools for purposes of determining the general reserve allocation.

  At Pacific Century, general reserve allocations for various loan pools are determined based on a risk migration analysis component and a subjective factors component. The migration model determines potential loss factors based on historical loss experience for homogeneous loan portfolios and based on risk grades for risk-rated portfolios. The subjective factors component includes an evaluation of the changes in the nature and volume of the portfolio, delinquency and non-accrual trends, lending policies and procedures, and other relevant general factors. For foreign credits, general reserves are further stratified to address transfer risk. General reserve allocations for transfer risk are determined based on the type of credit facility and internal country risk ratings.

  The reserve for loan losses ended 1999 at $194.2 million, declining $17.1 million from the prior year level of $211.3 million. Net charge-offs in 1999 were $73.8 million or 0.78% of average loans, compared to $65.7 million, or 0.70% of average loans in 1998 and $30.2 million, or 0.34% of average loans in 1997. The ratio of reserves to loans outstanding at year-end 1999 was 2.05%, compared to 2.19% at year-end 1998 and 1.88% at year-end 1997. A summary of the activity in the reserve for loan losses for the last five years is presented in Table 12.

  At year-end 1999, the reserve for loan losses provided coverage of 130% of non-performing loans, compared to 154% coverage at year-end 1998 and 180% at year-end 1997. Additionally, the ratio of year-end reserves to gross charge-offs was 1.9 times, 2.6 times, and 3.2 times for 1999, 1998, and 1997, respectively.

  Gross charge-offs in 1999 totaled $103.3 million, representing 1.09% of average loans outstanding. Comparatively, this ratio was 0.87% and 0.62% in 1998 and 1997, respectively. The increase in gross charge-offs in 1999 is partly attributed to a rise in the foreign category to $45.8 million from $34.8 million in 1998. Of this amount, $19.5 million is associated with charge-offs pertaining to a South Korean conglomerate. For further discussion, see "Foreign Operations" and "Provision for Loan Losses."

  Gross charge-offs as a percentage of the reserve for loan losses were 53.2%, 38.8% and 31.6% in 1999, 1998 and 1997, respectively.

  Excluding foreign loans, gross charge-offs in 1999 were mostly concentrated in the installment and C&I portfolios. Gross charge-offs on installment loans in 1999 were $25.1 million, marginally lower than last year. With respect to C&I loans, gross charge-offs rose to $18.5 million in 1999 from $15.3 million in 1998.

  In 1999, recoveries of previously charged-off loans increased to $29.5 million from $16.3 million in 1998. C&I loan recoveries of $14.0 million accounted for most of 1999's increase and was driven by a $7.0 million recovery of a U.S. Mainland loan. Installment and foreign loan recoveries in 1999 of $7.6 million and $5.6 million, respectively, were relatively level with last year.

                            RESERVE FOR LOAN LOSSES

                                    TABLE 12

                               1999      1998      1997      1996      1995
                             --------  --------  --------  --------  --------
                                       (IN MILLIONS OF DOLLARS)
Average Amount of Loans
 Outstanding................ $9,444.5  $9,422.3  $8,929.7  $8,353.6  $7,654.9
                             ========  ========  ========  ========  ========
Balance of Reserve for Loan
 Losses at Beginning of
 Period..................... $  211.3  $  174.4  $  167.8  $  152.0  $  148.5
Loan Charge-Offs
  Commercial and Industrial.     18.5      15.3      12.7       8.7       7.8
  Real Estate--
    Construction............      1.4       --        --        --        2.1
    Mortgage--Commercial....      4.5       2.5       1.3       3.3       2.3
        --Residential.......      7.8       2.9       1.9       1.9       1.1
  Installment...............     25.1      25.8      28.1      28.9      13.3
  Foreign...................     45.8      34.8      10.6       0.9       0.9
  Lease Financing...........      0.2       0.7       0.5       0.4       0.4
                             --------  --------  --------  --------  --------
      Total Charge-Offs.....    103.3      82.0      55.1      44.1      27.9
Recoveries of Loans
 Previously Charged-Off
  Commercial and Industrial.     14.0       2.8      16.4      21.8       6.1
  Real Estate--
    Construction............      0.1       0.1       --        0.7       --
    Mortgage--Commercial....      1.6       1.2       0.6       1.1       1.4
        --Residential.......      0.6       0.2       1.0       0.4       0.1
  Installment...............      7.6       6.4       6.3       4.7       3.3
  Foreign...................      5.6       5.6       0.6       1.8       1.9
  Lease Financing...........      --        --        --        0.6       1.0
                             --------  --------  --------  --------  --------
      Total Recoveries......     29.5      16.3      24.9      31.1      13.8
                             --------  --------  --------  --------  --------
Net Loan Charge-Offs........    (73.8)    (65.7)    (30.2)    (13.0)    (14.1)
Provisions Charged to
 Operating Expense..........     60.9      84.0      30.3      22.2      17.0
Other Net Additions/1/ .....     (4.2)     18.6       6.5       6.6       0.6
                             --------  --------  --------  --------  --------
Balance at End of Period.... $  194.2  $  211.3  $  174.4  $  167.8  $  152.0
                             ========  ========  ========  ========  ========
Ratio of Net Charge-Offs to
 Average Loans Outstanding..     0.78%     0.70%     0.34%     0.16%     0.18%
Ratio of Reserve to Loans
 Outstanding................     2.05%     2.19%     1.88%     1.97%     1.90%
Details of the foreign
 reserve for loan losses,
 which are included in the
 table above, are as
 follows:
Beginning Balance........... $   74.7  $   31.0  $   28.4  $   15.1  $   12.9
  Charge-Offs...............     45.8      34.8      10.6       0.9       0.9
  Recoveries................      5.6       5.6       0.6       1.8       1.9
                             --------  --------  --------  --------  --------
  Net Loan (Charge-Offs)
   Recoveries...............    (40.2)    (29.2)    (10.0)      0.9       1.0
  Provisions Charged to
   Operating Expense........     42.2      54.2      17.6       5.8       0.6
  Other Net Additions/1/ ...      1.7      18.7      (5.0)      6.6       0.6
                             --------  --------  --------  --------  --------
Ending Balance.............. $   78.4  $   74.7  $   31.0  $   28.4  $   15.1
                             ========  ========  ========  ========  ========

--------
/1/ Includes balance transfers, reserves acquired, and foreign currency translation adjustments.

  Table 13 presents an allocation of the loan loss reserve for the last five years. At year-end 1999, the reserve allocation for foreign loans was $78.4 million, compared to $86.6 million at December 31, 1998. On a percentage of outstanding loan basis, reserves allocated to the foreign portfolio represented 4.83% of outstandings at year-end 1999, which was marginally above year-end 1998. For year-end 1999, the allocation of reserves to the commercial real estate category increased to $17.3 million from $3.3 million at December 31, 1998, which reflects the rise in non-performing loans in this portfolio. The lower reserve allocation in the C&I portfolio is partially attributed to a decline in non-performing C&I loans. Lower reserves allocated to the installment category is due to improvements in the risk characteristics of this portfolio that reflects both a decline in delinquencies and charge-offs.

                     ALLOCATION OF RESERVE FOR LOAN LOSSES

                                   TABLE 13

                                                             DECEMBER 31
                         ------------------------------------------------------------------------------------
                               1999             1998             1997             1996             1995
                         ---------------- ---------------- ---------------- ---------------- ----------------
                                 PERCENT          PERCENT          PERCENT          PERCENT          PERCENT
                                 OF OUT-          OF OUT-          OF OUT-          OF OUT-          OF OUT-
                                 STANDING         STANDING         STANDING         STANDING         STANDING
                         RESERVE   LOAN   RESERVE   LOAN   RESERVE   LOAN   RESERVE   LOAN   RESERVE   LOAN
                         AMOUNT   AMOUNT  AMOUNT   AMOUNT  AMOUNT   AMOUNT  AMOUNT   AMOUNT  AMOUNT   AMOUNT
                         ------- -------- ------- -------- ------- -------- ------- -------- ------- --------
                                                       (IN MILLIONS OF DOLLARS)
Commercial and
 Industrial............. $ 50.5    2.03%  $ 60.8    2.36%  $ 57.5    2.73%  $ 60.0    3.32%  $ 61.9    3.25%
Real Estate
 Construction...........    5.0    1.52      1.0    0.33      4.2    1.50      4.5    1.91      4.2    2.00
 Commercial.............   17.3    1.39      3.3    0.29     21.8    1.61     18.5    1.51     19.6    1.50
Residential.............    8.3    0.31      8.1    0.30     13.8    0.50     20.0    0.76     20.5    0.75
Installment.............   20.0    2.65     27.1    3.55     34.9    3.91     26.0    3.06     20.4    2.50
Foreign.................   78.4    4.83     86.6    4.76     31.0    1.93     28.4    1.89     15.1    1.90
Lease Financing.........    3.0    0.48      5.9    1.06      2.6    0.50      2.0    0.46      2.0    0.50
Not allocated...........   11.7     --      18.5     --       8.6     --       8.4     --       8.3     --
                         ------    ----   ------    ----   ------    ----   ------    ----   ------    ----
                         $194.2    2.05%  $211.3    2.19%  $174.4    1.88%  $167.8    1.97%  $152.0    1.90%
                         ======    ====   ======    ====   ======    ====   ======    ====   ======    ====

Market Risk

  At Pacific Century, assets and liabilities are managed to maximize long term risk adjusted returns to shareholders. Pacific Century's asset and liability management process involves measuring, monitoring, controlling and managing financial risks that can significantly impact the company's financial position and operating results. Financial risks in the form of interest rate sensitivity, foreign exchange fluctuations, liquidity exposure, and capital adequacy are balanced with expected returns to maximize earnings performance and shareholder value, while limiting the volatility of each. The activities associated with these financial risks are categorized into "other than trading" or "trading."

 Other Than Trading Activities

  In the normal course of business, elements of Pacific Century's balance sheet are exposed to varying degrees of market risk. Market risk arises from movements in interest rates and foreign exchange rates. A key element in the process of managing market risk involves oversight by the Board of Directors and senior management as to the level of such risk assumed by Pacific Century in its balance sheet. The Board reviews and approves risk management policies, including risk limits and guidelines and delegates to the Asset Liability Management Committee (ALCO) oversight functions. The ALCO, consisting of the Managing Committee and senior business and finance officers, monitors Pacific Century's market risk exposure and as market conditions dictate, modifies balance sheet positions or directs the use of derivative instruments.

  Interest Rate Risk. Pacific Century's balance sheet is sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from Pacific Century's normal business activities of making loans and taking deposits. Many other factors also affect Pacific Century's exposure to changes in interest rates. These factors include general economic and financial conditions, customer preferences, and historical pricing spread relationships.

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

  Table 14 presents as of December 31, 1999, 1998 and 1997, the estimate of the change in NII from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion for the entire yield curve, over the next 12-month period relative to what the NII would have been if interest rates did not change. The resulting estimate in NII exposure is well within the approved ALCO guidelines and presents a balance sheet exposure that is slightly liability sensitive. A liability sensitive exposure would imply an unfavorable short-term impact on NII in periods of rising interest rates.

                 Market Risk Exposure to Interest Rate Changes

                                   Table 14

                                               December 31
                          -----------------------------------------------------
                                1999              1998              1997
                          ----------------- ----------------- -----------------
                            Interest Rate     Interest Rate     Interest Rate
                               Change            Change            Change
                          (in basis points) (in basis points) (in basis points)
                          ----------------- ----------------- -----------------
                           -200     +200     -200     +200     -200     +200
                          ------ ---------- ------ ---------- ------- ---------
Estimated Exposure as a
 Percent of Net Interest
 Income.................     1.4%    (1.7)%    1.9%    (2.1)%    2.3%    (2.0)%

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

  On the other hand, Pacific Century is exposed to foreign currency exchange rate changes from the capital invested in its foreign subsidiaries and branches located throughout the South Pacific and Asian Rim. These investments are designed to diversify Pacific Century's total balance sheet exposure. While a portion of the capital investment in French Polynesia and New Caledonia is offset by a borrowing denominated in euro or foreign exchange currency hedge transactions, the remainder of these capital positions, aggregating $87.6 million at December 31, 1999, is not hedged.

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

  Table 15 presents as of December 31, 1999 and 1998 Pacific Century's foreign currency exposure from its net investment in subsidiaries and branch operations that are denominated in a foreign currency as measured by the VAR.

          Market Risk Exposure From Changes in Foreign Exchange Rates

                                   Table 15

                                                    December 31
                                         -------------------------------------
                                                1999             1998
                                         ------------------ ------------------
                                           Book   Value-at-   Book   Value-at-
                                         Value/2/  Risk/1/  Value/2/  Risk/1/
                                         -------- --------- -------- ---------
                                              (in millions of dollars)
Net Investments in Foreign Subsidiaries
 and Branches
  Japanese Yen..........................  $ 9.4     $ 1.8    $ 9.6   $ 2.7
  Korean Won............................   34.3       4.2     44.2     7.9
  Pacific Franc.........................   25.9       4.2     22.8     3.6
  Other Currencies......................   18.0      17.0     16.4    15.3
                                          -----     -----    -----   -----
    Total...............................  $87.6     $27.2    $93.0   $29.5
                                          =====     =====    =====   =====

--------
/1/ The average value-at-risk for the Japanese yen, Korean won, Pacific franc, and other currencies was $2.0 million, $5.5 million, $4.7 million and $15.3 million, respectively for the year ended December 31, 1999 and was $2.6 million, $13.2 million, $4.1 million, and $14.0 million, respectively, for the year ended December 31, 1998.
/2/ The book value of net investments in foreign subsidiaries and branches is net of a $40 million and $46 million borrowing at December 31, 1999 and 1998, respectively, denominated in euro and foreign exchange hedge transactions of $23 million and $26 million at December 31, 1999 and 1998, respectively.

 Trading Activities

  Pacific Century's trading activities include foreign currency and foreign exchange contracts that expose Pacific Century to a minor degree of foreign currency risk. These transactions are executed on behalf of customers and for the Company's own account. Pacific Century, however, manages its trading account such that it does not maintain significant foreign currency open positions. To measure the exposure of these open positions, Pacific Century uses the VAR methodology described above. The VAR measurement for trading activities as of year-end 1999 continues to be immaterial.

Liquidity Management

  Liquidity is managed to ensure that Pacific Century has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner. Pacific Century's ALCO monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. This process combined with Pacific Century's ability to raise funds in money and capital markets and through private placements provides flexibility in managing the exposure to liquidity risk.

  To ensure that its liquidity needs are met, Pacific Century actively manages both the asset and liability sides of the balance sheet. The primary sources of liquidity on the asset side of the balance sheet are available-for-sale investment securities, interest bearing deposits, and cash flows from loans and investments, as well as the ability to securitize certain assets. With respect to liabilities, liquidity is generated through growth in deposits and the ability to obtain wholesale funding in national and local markets through a variety of sources.

  Pacific Century obtains short-term wholesale funding through federal funds purchased, repos, and commercial paper. Pacific Century issues commercial paper in various denominations with maturities of generally 90 days or less. During 1999, Pacific Century issued commercial paper only in the Hawaii marketplace.

  Repos are financing transactions, whereby securities are pledged as collateral for short-term borrowings. Nearly all of Pacific Century's repos consist of transactions with governmental entities. Pacific Century's balance sheet is unique given the high level of state and local government funding. Historically, these governmental entities have provided a stable source of funds.

  Pacific Century maintained a $25 million, annually renewable line of credit for working capital purposes. Fees are paid on the unused balance of the line. During 1999, the line was not drawn upon.

  Bank of Hawaii and First Savings are both members of the Federal Home Loan Bank of Seattle. The FHLB provides these institutions with an additional source for short and long-term funding.

  Additionally, Bank of Hawaii maintains a $1 billion senior and subordinated bank note program. Under this facility, Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. At December 31, 1999, there was $125 million outstanding under this program represented by the issuance of subordinated notes in 1999.

Capital Management

  Pacific Century manages its capital level to optimize shareholder value, support asset growth, reflect risks inherent in its markets, provide protection against unforeseen losses and comply with regulatory requirements. Capital levels are reviewed periodically relative to Pacific Century's risk profile and current and projected economic conditions. Pacific Century's objective is to hold sufficient capital on a regulatory basis to exceed the minimum guidelines of a "well capitalized" institution.

  At year-end 1999, Pacific Century's shareholders' equity grew to $1.2 billion, an increase of 2.3% over year-end 1998. The source of growth in shareholders' equity in 1999 included retention of earnings and issuance of common stock under the dividend reinvestment plan and various stock-based employee benefit plans.

Offsetting these increases were cash dividends paid of $54.6 million and treasury stock purchases of $21.8 million and unrealized valuation adjustments of $43.6 million.

  Pacific Century's regulatory capital ratios at year-end 1999 were: Tier 1 Capital Ratio of 10.28%, Total Capital Ratio of 13.22%, and Leverage Ratio of 8.31%. All three capital ratios exceeded the federal bank regulators' minimum threshold levels for an institution to qualify as well capitalized. The regulatory standards for well capitalized are as follows: Tier 1 Capital 6%; Total Capital 10%; and the Leverage Ratio 5%. These standards represent minimum guidelines and Pacific Century manages its capital base in accordance with the attributes noted at the beginning of this section. Table 16 presents a five-year history of activities and balances in Pacific Century's capital accounts along with key capital ratios.

  As of December 31, 1999, $100 million of 8.25% Capital Securities that mature in 2026 were outstanding. These securities qualify as Tier I Capital for regulatory accounting purposes, but are classified as long-term debt in the statement of condition. In addition, Pacific Century had subordinated debt of $195.8 million at the end of 1999 that qualified as total capital for regulatory purposes.

  Over the past few years, Pacific Century has repurchased shares under various stock repurchase programs in order to maintain its capital position at a desired level. In 1999, Pacific Century's Board of Directors approved a share repurchase program that authorizes the repurchase of up to 300,000 shares of common stock per quarter beginning in the fourth quarter of 1999. During 1999's fourth quarter, Pacific Century repurchased approximately 271,000 shares under this program.

                                Equity Capital

                                   Table 16

                             1999       1998       1997       1996       1995
                           ---------  ---------  ---------  ---------  --------
                                       (in millions of dollars)
Year Ended December 31
Source of Shareholders'
 Equity
Net Income...............  $   133.0  $   107.0  $   139.5  $   133.1  $  121.8
Dividends Paid...........      (54.6)     (52.8)     (49.7)     (47.4)    (45.2)
Dividend Reinvestment
 Program.................        4.0        5.4        6.8        6.8       7.1
Stock Issued for
 Acquisition.............        --         --       108.4        --        --
Stock Repurchases........      (21.8)      (7.3)    (142.5)     (70.4)    (40.0)
Other/1/ ................      (33.9)      16.1      (11.4)     (10.4)     43.9
                           ---------  ---------  ---------  ---------  --------
Increase in Shareholders'
 Equity..................  $    26.7  $    68.4  $    51.1  $    11.7  $   87.6
                           =========  =========  =========  =========  ========
As of December 31
Shareholders' Equity.....  $ 1,212.3  $ 1,185.6  $ 1,117.2  $ 1,066.1  $1,054.4
  Add: 8.25% Capital
         Securities of
         Bancorp Hawaii
         Capital Trust I.      100.0      100.0      100.0      100.0       --
     Minority Interest...        4.4        7.4        5.8        9.3       --
  Less: Intangibles......      175.8      186.2      180.9       68.9      60.2
     Unrealized Valuation
      and Other
      Adjustments........      (37.9)       3.6        5.5        2.2      11.3
                           ---------  ---------  ---------  ---------  --------
Tier I Capital...........    1,178.8    1,103.2    1,036.6    1,104.3     982.9
  Allowable Reserve for
   Loan Losses...........      143.9      147.2      139.2      131.1     120.2
  Subordinated Debt......      195.8       95.0      118.7      118.7     118.7
  Investment in
   Unconsolidated
   Subsidiary............       (3.2)      (2.5)      (1.9)       --        --
                           ---------  ---------  ---------  ---------  --------
    Total Capital........  $ 1,515.3  $ 1,342.9  $ 1,292.6  $ 1,354.1  $1,221.8
                           =========  =========  =========  =========  ========
Risk Weighted Assets.....  $11,461.0  $11,708.5  $11,098.6  $10,452.1  $9,587.0
                           =========  =========  =========  =========  ========
Key Capital Ratios
Growth in Common Equity..        2.3%       6.1%       4.8%       1.1%      9.1%
Average Equity/Average
 Assets Ratio............       8.30%      7.81%      7.79%      8.05%     8.28%
Tier I Capital Ratio.....      10.28%      9.42%      9.34%     10.57%    10.25%
Total Capital Ratio......      13.22%     11.47%     11.65%     12.96%    12.74%
Leverage Ratio...........       8.31%      7.48%      7.21%      7.98%     7.82%

--------
/1/ Includes profit sharing; stock options and directors' restricted shares and deferred compensation plans; and unrealized valuation adjustments for investment securities, foreign currency translation and pension liability.

FOURTH QUARTER RESULTS AND OTHER MATTERS

  Earnings in 1999's fourth quarter were $37.6 million, an increase of 7.4% over the $35.0 million reported in the fourth quarter of 1998. Basic earnings per share were $0.47 and $0.44 in the fourth quarter of 1999 and 1998, respectively. Diluted earnings per share were $0.47 and $0.43 in the same respective periods.

  Net interest income on a tax equivalent basis totaled $143.2 million in the fourth quarter of 1999, almost level with the same period in 1998. The net interest margin in 1999's fourth quarter was 4.31%, compared to 4.15% in the fourth quarter of 1998. This improvement primarily was driven by a 15 basis points drop in the average rate on interest bearing liabilities for the quarter from the same year earlier period. Additionally a 5 basis points rise in the average yield on earning assets in 1999's fourth quarter relative to the same period last year also contributed to the wider net interest margin.

  In the fourth quarter of 1999, provision for loan losses was $20.9 million, up from $13.0 million in the same year ago quarter. The current quarter loan loss provision was less than net charge-offs of $36.8 million, that included charge-offs of $19.5 million relative to a South Korean conglomerate. Certain Asian borrowers have continued to experience difficulties arising from the financial volatility in Asia. In 1998, Pacific Century increased its reserve for loan losses primarily through a second quarter provision of $42.0 million as a result of its evaluation of the inherent risk associated with the Asian economic crisis.

  Non-interest income in the final quarter of 1999 increased to $69.4 million from $55.4 million in 1998's comparable period. During the current quarter the disposition of two venture capital related assets contributed $4.3 million to other income and $5.6 million to investment securities gains.

  Non-interest expense totaled $131.1 million, relatively unchanged from 1998's fourth quarter and $2.0 million less than reported in 1999's third quarter, exclusive of the restructuring charge. Large non-recurring items that impacted fourth quarter 1999 non-interest expense included a $2.3 million reduction in accruals for deferred compensation and post retirement medical benefits, and approximately $2.3 million in increased one-time costs for various other operating expense items.

  Cost savings from the redesign are primarily reflected in compensation expense, which after adjusting for one-time items, would have ended the quarter at $60.9 million, down from $62.4 million in 1998's fourth quarter and down from $64.2 million in 1999's third quarter.

                 CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS

                                   TABLE 17

                                           THREE MONTHS ENDED
                         ---------------------------------------------------------
                                    1999                        1998
                         --------------------------- -----------------------------
                          MAR.   JUN.  SEPT.   DEC.   MAR.   JUN.   SEPT.    DEC.
                         ------ ------ ------ ------ ------ ------  ------  ------
                            (IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
Total Interest Income... $260.5 $255.0 $253.0 $258.0 $269.4 $278.9  $273.3  $267.0
Total Interest Expense..  116.7  110.6  109.5  115.0  127.6  132.1   128.8   123.5
Net Interest Income.....  143.8  144.4  143.5  143.0  141.8  146.8   144.5   143.5
Provision for Loan
 Losses.................   12.6   13.9   13.5   20.9   18.3   42.0    10.7    13.0
Investment Securities
 Gains (Losses).........    1.9    6.8    0.1    5.3    3.4    --     (0.5)    1.2
Non-Interest Income.....   59.3   56.8   71.3   64.1   49.5   49.8    54.1    54.2
Non-Interest Expense....  134.9  132.1  155.6  131.1  121.7  151.7   136.2   131.1
                         ------ ------ ------ ------ ------ ------  ------  ------
Income Before Taxes.....   57.5   62.0   45.8   60.4   54.7    2.9    51.2    54.8
Provision for Taxes.....   22.1   23.5   24.3   22.8   20.6   (0.2)   16.4    19.8
                         ------ ------ ------ ------ ------ ------  ------  ------
Net Income.............. $ 35.4 $ 38.5 $ 21.5 $ 37.6 $ 34.1 $  3.1  $ 34.8  $ 35.0
                         ====== ====== ====== ====== ====== ======  ======  ======
Basic Earnings Per
 Share.................. $ 0.44 $ 0.48 $ 0.27 $ 0.47 $ 0.43 $ 0.04  $ 0.43  $ 0.44
Diluted Earnings Per
 Share.................. $ 0.44 $ 0.47 $ 0.27 $ 0.47 $ 0.42 $ 0.04  $ 0.43  $ 0.43

                               SUPPLEMENTARY DATA

 MATURITY DISTRIBUTION, MARKET VALUE AND WEIGHTED-AVERAGE YIELD TO MATURITY OF
                                   SECURITIES

                                    TABLE 18

                                  AFTER
                                    1
                          1 YEAR  YEAR-   AFTER 5
                            OR      5      YEARS-    OVER              APPROXIMATE
                           LESS   YEARS   10 YEARS 10 YEARS   TOTAL    MARKET VALUE
                          ------  ------  -------- --------  --------  ------------
                                        (IN MILLIONS OF DOLLARS)
Maturity Distribution
 Based on Amortized Cost
 December 31, 1999
  U.S. Treasury
   Securities...........  $ 26.0  $  --    $  --   $    --   $   26.0    $   26.0
  U.S. Government
   Agencies.............    15.9     --       --        --       15.9        15.9
  Obligations of States
   and Political
   Subdivisions.........     7.8     3.8      0.2       --       11.8        12.4
  Corporate Equity
   Securities...........     --      0.3      --       75.7      76.0        76.0
  Mortgage-Backed
   Securities/1/ .......    18.6     2.4      6.6     589.9     617.5       608.3
  Other.................    48.0     0.3      0.8       --       49.1        49.1
  Available for Sale
   Securities/1/ .......    46.9    81.9     91.8   2,393.9   2,614.5     2,542.2
                          ------  ------   ------  --------  --------    --------
    Total--December 31,
     1999...............  $163.2  $ 88.7   $ 99.4  $3,059.5  $3,410.8    $3,329.9
                          ======  ======   ======  ========  ========    ========
         --December 31,
     1998...............  $239.3  $184.7   $170.6  $3,072.0  $3,666.6    $3,686.5
                          ======  ======   ======  ========  ========    ========
         --December 31,
     1997...............  $668.6  $977.7   $105.0  $2,046.5  $3,797.8    $3,809.9
                          ======  ======   ======  ========  ========    ========
Weighted-Average Yield
 to Maturity/2/
  U.S. Treasury
   Securities...........     4.7%    -- %     -- %      -- %      4.7%
  U.S. Government
   Agencies.............     5.8     --       --        --        5.8
  Obligations of States
   and Political
   Subdivisions.........    12.8    11.7      7.6       --       12.4
  Corporate Equity
   Securities...........     --      --       --        --        --
  Mortgage-Backed
   Securities...........     6.0     8.8      8.2       7.0       7.0
  Other.................    15.9     3.1      3.5       --       15.6
  Available for Sale
   Securities/3/ .......     5.5     5.9      6.4       6.9       6.8
                          ------  ------   ------  --------  --------
    Total--December 31,
     1999...............     8.9%    6.2%     6.5%      6.7%      6.8%
                          ======  ======   ======  ========  ========
Tax Equivalent
 Adjustment Amount......  $  0.3  $  0.2   $  0.1  $    0.1  $    0.7

--------
/1/ Contractual maturities do not anticipate reductions for periodic paydowns. /2/ Tax equivalent at 35% tax rate.
/3/ The weighted-average yields on available for sale securities are based on amortized cost.

                                AVERAGE ASSETS

                                   TABLE 19

                              1999             1998          1997      1996      1995
                         ---------------  ---------------  --------- --------- ---------
                          AMOUNT    MIX    AMOUNT    MIX    AMOUNT    AMOUNT    AMOUNT
                         --------- -----  --------- -----  --------- --------- ---------
                                           (IN MILLIONS OF DOLLARS)
Interest-Bearing
 Deposits............... $   385.0   2.6% $   508.8   3.4% $   486.3 $   579.9 $   645.7
Investment Securities
  --Held to Maturity....     816.9   5.6      902.4   6.1    1,232.9   1,091.1   1,532.4
  --Available for Sale..   2,698.8  18.5    2,769.3  18.6    2,452.0   2,288.7   1,639.0
Funds Sold..............     102.0   0.7       69.7   0.4       76.4      92.1      68.5
Loans...................   9,444.5  64.8    9,422.3  63.4    8,929.7   8,353.6   7,654.9
                         --------- -----  --------- -----  --------- --------- ---------
    Total Earning
     Assets.............  13,447.2  92.2   13,672.5  91.9   13,177.3  12,405.4  11,540.5
Non-Earning Assets......   1,135.7   7.8    1,198.2   8.1    1,065.0     889.8     849.7
                         --------- -----  --------- -----  --------- --------- ---------
    Total............... $14,582.9 100.0% $14,870.7 100.0% $14,242.3 $13,295.2 $12,390.2
                         ========= =====  ========= =====  ========= ========= =========

                                 AVERAGE LOANS

                                   TABLE 20

                              1999            1998         1997     1996     1995
                         --------------  --------------  -------- -------- --------
                          AMOUNT   MIX    AMOUNT   MIX    AMOUNT   AMOUNT   AMOUNT
                         -------- -----  -------- -----  -------- -------- --------
                                         (IN MILLIONS OF DOLLARS)
Commercial and
 Industrial............. $2,402.7  25.4% $2,258.3  24.0% $1,923.8 $1,784.0 $1,850.3
Real Estate
  Construction..........    318.1   3.4     284.0   3.0     264.6    229.6    164.2
  Mortgage..............  3,742.3  39.6   3,838.6  40.7   3,882.0  3,863.2  3,765.8
Installment.............    723.9   7.7     793.2   8.4     846.3    814.8    754.4
Foreign.................  1,702.2  18.0   1,752.6  18.6   1,540.3  1,253.7    746.0
Lease Financing.........    555.3   5.9     495.6   5.3     472.7    408.3    374.2
                         -------- -----  -------- -----  -------- -------- --------
    Total............... $9,444.5 100.0% $9,422.3 100.0% $8,929.7 $8,353.6 $7,654.9
                         ======== =====  ======== =====  ======== ======== ========

     MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES/1/

                                   TABLE 21

                                             DECEMBER 31, 1999
                            ----------------------------------------------------
                             DUE IN ONE   DUE AFTER ONE     DUE AFTER
                            YEAR OR LESS TO FIVE YEARS/2/ FIVE YEARS/2/  TOTAL
                            ------------ ---------------- ------------- --------
                                          (IN MILLIONS OF DOLLARS)
Commercial and Industrial.    $1,245.5       $  836.4       $  411.1    $2,493.0
Real Estate--Construction.       168.9           96.4           63.6       328.9
Other Loans...............       890.1        1,457.5        2,926.3     5,273.9
Foreign Loans.............       941.5          313.4          366.9     1,621.8
                              --------       --------       --------    --------
    Total.................    $3,246.0       $2,703.7       $3,767.9    $9,717.6
                              ========       ========       ========    ========

--------
/1/ Based on contractual maturities.
/2/ As of December 31, 1999, loans maturing after one year consisted of $2,896.0 million with floating rates and $3,575.6 million with fixed rates.

                                AVERAGE DEPOSITS

                                    TABLE 22

                              1999            1998         1997     1996     1995
                         --------------  --------------  -------- -------- --------
                          AMOUNT   MIX    AMOUNT   MIX    AMOUNT   AMOUNT   AMOUNT
                         -------- -----  -------- -----  -------- -------- --------
                                         (IN MILLIONS OF DOLLARS)
Domestic
  Non-Interest Bearing
   Demand............... $1,652.6  17.7% $1,650.4  17.3% $1,516.8 $1,371.5 $1,391.6
  Interest-Bearing
   Demand...............  2,137.1  22.9   2,114.8  22.1   1,945.3  1,726.6  1,752.4
  Regular Savings.......    723.9   7.8     783.9   8.2     865.5    937.0  1,058.5
  Private Time
   Certificates of
   Deposit ($100,000 or
   More)................    948.9  10.2     941.7   9.9     848.1    719.2    581.5
  Public Time
   Certificates of
   Deposit ($100,000 or
   More)................     94.3   1.0      86.5   0.9     205.9    310.6     89.3
  Bearer Certificates of
   Deposit..............      --    --        --    --        --       1.3      5.0
  All Other Time and
   Savings Certificates.  1,516.2  16.3   1,752.5  18.4   1,804.7  1,433.9  1,164.1
                         -------- -----  -------- -----  -------- -------- --------
    Total Domestic......  7,073.0  75.9   7,329.8  76.8   7,186.3  6,500.1  6,042.4
                         -------- -----  -------- -----  -------- -------- --------
Foreign
  Non-Interest Bearing
   Demand...............    435.2   4.7     447.7   4.7     264.0    194.2     11.8
  Time Due to Banks.....    641.4   6.9     596.1   6.2     718.7    733.5    652.7
  Other Savings and
   Time.................  1,165.7  12.5   1,176.1  12.3   1,079.0    745.0    329.5
                         -------- -----  -------- -----  -------- -------- --------
    Total Foreign.......  2,242.3  24.1   2,219.9  23.2   2,061.7  1,672.7    994.0
                         -------- -----  -------- -----  -------- -------- --------
    Total............... $9,315.3 100.0% $9,549.7 100.0% $9,248.0 $8,172.8 $7,036.4
                         ======== =====  ======== =====  ======== ======== ========

                             INTEREST DIFFERENTIAL

                                   TABLE 23

                             YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,
                              1999 COMPARED TO 1998      1998 COMPARED TO 1997
                             -------------------------  -----------------------
                             VOLUME/1/ RATE/1/  TOTAL   VOLUME/1/ RATE/1/ TOTAL
                             --------- -------  ------  --------- ------- -----
                                         (IN MILLIONS OF DOLLARS)
Change in Interest Income
  Interest Bearing Deposits
    Foreign.................  $ (8.3)  $ (3.4)  $(11.7)   $ 1.6    $ 2.0  $ 3.6
  Investment Securities--
   Held to Maturity
    Taxable.................    (6.3)    (3.6)    (9.9)   (24.0)     9.9  (14.1)
    Tax-Exempt..............     --       --       --      (0.1)     --    (0.1)
  Investment Securities--
   Available for Sale.......    (4.5)     1.6     (2.9)    19.9     (7.8)  12.1
  Funds Sold................     1.7     (0.1)     1.6     (0.3)     0.3    --
  Loans, Net of Unearned
   Income
    Domestic................     4.9    (31.2)   (26.3)    30.5     16.6   47.1
    Foreign.................    (3.4)    (9.4)   (12.8)    15.3    (15.4)  (0.1)
                              ------   ------   ------    -----    -----  -----
      Total Interest Income.  $(15.9)  $(46.1)  $(62.0)   $42.9    $ 5.6  $48.5
                              ======   ======   ======    =====    =====  =====
Change in Interest Expense
  Interest Bearing Deposits
    Demand Deposits.........  $  0.6   $ (7.8)  $ (7.2)   $ 4.4    $(1.6) $ 2.8
    Savings Deposits........    (1.4)    (2.4)    (3.8)    (1.9)    (1.1)  (3.0)
    Time Deposits...........   (11.1)   (11.0)   (22.1)    (4.2)    (7.3) (11.5)
    Deposits in Foreign
     Offices................     1.7    (14.1)   (12.4)    (1.2)     6.4    5.2
  Short-Term Borrowings.....    (3.0)   (13.3)   (16.3)    11.0     (5.3)   5.7
  Long-Term Debt............     0.6      1.0      1.6     (3.1)    (0.5)  (3.6)
                              ------   ------   ------    -----    -----  -----
      Total Interest
       Expense..............  $(12.6)  $(47.6)  $(60.2)   $ 5.0    $(9.4) $(4.4)
                              ======   ======   ======    =====    =====  =====
Net Interest Differential
  Domestic..................  $ 10.1   $  0.2   $ 10.3    $19.8    $34.8  $54.6
  Foreign...................   (13.4)     1.3    (12.1)    18.1    (19.8)  (1.7)
                              ------   ------   ------    -----    -----  -----
      Total Interest
       Differential.........  $ (3.3)  $  1.5   $ (1.8)   $37.9    $15.0  $52.9
                              ======   ======   ======    =====    =====  =====

--------
/1/ The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

               SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA/1/

                                    TABLE 24

                             1999       1998       1997       1996       1995
                          ---------- ---------- ---------- ---------- ----------
                            (IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
At December 31
BALANCE SHEET TOTALS
  Net Loans.............  $  9,280.8 $  9,416.8 $  9,114.3 $  8,347.9 $  7,853.0
  Total Assets..........    14,440.3   15,016.6   14,995.5   14,009.2   13,206.8
  Deposits..............     9,394.2    9,576.3    9,607.7    8,684.1    7,576.8
  Long-Term Debt........       727.7      585.6      705.8      932.1    1,063.4
  Shareholders' Equity..     1,212.3    1,185.6    1,117.2    1,066.1    1,054.4

For the Year Ended
 December 31
OPERATING RESULTS
  Total Interest Income.  $  1,026.5 $  1,088.6 $  1,039.8 $    974.0 $    892.6
  Net Interest Income...       574.7      576.6      523.4      482.3      428.5
  Provision for Loan
   Losses...............        60.9       84.0       30.3       22.2       17.0
  Net Income............       133.0      107.0      139.5      133.1      121.8
  Basic Earnings Per
   Share................       $1.66      $1.33      $1.75      $1.63      $1.46
  Diluted Earnings Per
   Share................       $1.64      $1.32      $1.72      $1.62      $1.45
  Common Dividends Paid
   Per Share............       $0.68      $0.66      $0.63      $0.58      $0.54

TANGIBLE BASIS FINANCIAL
 DATA/2/
  Net Income............  $    149.7 $    121.7 $    150.7 $    141.3 $    129.2
  Basic Earnings Per
   Share................       $1.86      $1.52      $1.89      $1.73      $1.55
  Diluted Earnings Per
   Share................       $1.85      $1.50      $1.86      $1.71      $1.54

NON-FINANCIAL DATA
  Common Shareholders of
   Record at Year-
   End/3/ ..............       9,899     10,396     10,514     10,199     10,293
  Weighted Average
   Shares--Basic........  80,298,725 80,228,424 79,794,011 81,595,728 83,325,878
  Weighted Average
   Shares--Diluted......  81,044,558 81,142,144 80,946,170 82,424,524 84,054,913

--------
/1/ Comparisons between years is affected by business combinations. See Note A to the Consolidated Financial Statements.
/2/ Tangible basis calculations exclude the effect of all intangibles including goodwill, core deposit and trust intangibles, and other intangibles.
/3/ The number of common shareholders is based on the number of record holders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Consolidated Quarterly Results of Operations--See Narrative and Table 17 included in Item 7 of this report.

                        REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Pacific Century Financial Corporation

  We have audited the accompanying consolidated statements of condition of Pacific Century Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Century Financial Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Honolulu, Hawaii
January 21, 2000

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    YEAR ENDED DECEMBER 31
                                               --------------------------------
                                                  1999       1998       1997
                                               ---------- ---------- ----------
                                                   (IN THOUSANDS OF DOLLARS
                                                  EXCEPT PER SHARE AMOUNTS)
Interest Income
  Interest on Loans........................... $  699,939 $  737,276 $  704,622
  Loan Fees...................................     39,899     45,340     34,334
  Income on Lease Financing...................     29,391     25,699     22,063
  Interest and Dividends on Investment
   Securities
    Taxable...................................     57,809     67,717     81,845
    Non-Taxable...............................      1,094      1,096      1,186
  Income on Investment Securities Available
   for Sale...................................    168,349    170,963    158,851
  Interest on Deposits........................     24,960     36,676     33,058
  Interest on Security Resale Agreements......        244         82         86
  Interest on Funds Sold......................      4,834      3,718      3,727
                                               ---------- ---------- ----------
    Total Interest Income.....................  1,026,519  1,088,567  1,039,772
Interest Expense
  Interest on Deposits........................    261,184    306,700    313,164
  Interest on Security Repurchase Agreements..     92,175    121,445    115,461
  Interest on Funds Purchased.................     41,677     26,720     23,805
  Interest on Short-Term Borrowings...........     12,414     14,376     17,554
  Interest on Long-Term Debt..................     44,326     42,725     46,344
                                               ---------- ---------- ----------
    Total Interest Expense....................    451,776    511,966    516,328
                                               ---------- ---------- ----------
Net Interest Income...........................    574,743    576,601    523,444
Provision for Loan Losses.....................     60,915     84,014     30,338
                                               ---------- ---------- ----------
    Net Interest Income After Provision for
     Loan Losses..............................    513,828    492,587    493,106
Non-Interest Income
  Trust Income................................     60,700     55,879     52,237
  Service Charges on Deposit Accounts.........     34,267     35,459     29,354
  Fees, Exchange and Other Service Charges....     88,838     77,881     67,081
  Other Operating Income......................     67,720     38,446     36,043
  Investment Securities Gains.................     14,056      4,086      3,074
                                               ---------- ---------- ----------
    Total Non-Interest Income.................    265,581    211,751    187,789
Non-Interest Expense
  Salaries....................................    198,743    194,522    173,159
  Pensions and Other Employee Benefits........     55,343     56,003     53,535
  Net Occupancy Expense.......................     47,893     46,799     46,725
  Net Equipment Expense.......................     48,674     49,009     38,524
  Other Operating Expense.....................    180,107    174,546    149,464
  Restructuring Charge........................     22,478     19,400        --
  Minority Interest...........................        485        446      1,488
                                               ---------- ---------- ----------
    Total Non-Interest Expense................    553,723    540,725    462,895
                                               ---------- ---------- ----------
Income Before Taxes...........................    225,686    163,613    218,000
Provision for Taxes...........................     92,729     56,649     78,512
                                               ---------- ---------- ----------
    Net Income................................ $  132,957 $  106,964 $  139,488
                                               ========== ========== ==========
Basic Earnings Per Share...................... $     1.66 $     1.33 $     1.75
Diluted Earnings Per Share.................... $     1.64 $     1.32 $     1.72
Basic Weighted Average Shares................. 80,298,725 80,228,424 79,794,011
Diluted Weighted Average Shares............... 81,044,558 81,142,144 80,946,170

                See Notes to Consolidated Financial Statements.

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                            DECEMBER 31
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
                                                         (IN THOUSANDS OF
                                                             DOLLARS,
                                                        EXCEPT SHARE DATA)
ASSETS
Interest-Bearing Deposits............................ $   278,473  $   453,527
Investment Securities
 --Held to Maturity (Market Value of $787,720 in 1999
  and $668,068 in 1998)..............................     796,322      652,802
 --Available for Sale................................   2,542,232    3,018,403
Funds Sold...........................................      52,740       45,683
Loans................................................   9,717,556    9,854,000
 Unearned Income.....................................    (242,503)    (225,915)
 Reserve for Loan Losses.............................    (194,205)    (211,276)
                                                      -----------  -----------
  Net Loans..........................................   9,280,848    9,416,809
                                                      -----------  -----------
  Total Earning Assets...............................  12,950,615   13,587,224
Cash and Non-Interest Bearing Deposits...............     639,895      564,243
Premises and Equipment...............................     271,728      293,591
Customers' Acceptance Liability......................       7,236        8,227
Accrued Interest Receivable..........................      78,974       85,485
Other Real Estate....................................       4,576        5,648
Intangibles, Including Goodwill......................     205,904      216,106
Other Assets.........................................     281,387      256,039
                                                      -----------  -----------
  Total Assets....................................... $14,440,315  $15,016,563
                                                      ===========  ===========
LIABILITIES
Domestic Deposits
 Demand--Non-Interest Bearing........................ $ 1,676,425  $ 1,745,747
  --Interest Bearing.................................   2,076,358    2,385,285
 Savings.............................................     700,720      740,378
 Time................................................   2,761,650    2,637,746
Foreign Deposits
 Demand--Non-Interest Bearing........................     401,613      489,672
 Time Due to Banks...................................     597,675      685,137
 Other Savings and Time..............................   1,179,777      892,377
                                                      -----------  -----------
  Total Deposits.....................................   9,394,218    9,576,342
Securities Sold Under Agreements to Repurchase.......   1,490,655    2,008,399
Funds Purchased......................................     839,962      942,062
Short-Term Borrowings................................     458,962      356,822
Bank's Acceptances Outstanding.......................       7,236        8,227
Accrued Retirement Expense...........................      40,360       39,811
Accrued Interest Payable.............................      64,588       55,694
Accrued Taxes Payable................................      85,022      114,443
Minority Interest....................................       4,435        7,394
Other Liabilities....................................     114,890      136,159
Long-Term Debt.......................................     727,657      585,616
                                                      -----------  -----------
  Total Liabilities..................................  13,227,985   13,830,969
                                                      -----------  -----------
SHAREHOLDERS' EQUITY
Common Stock ($.01 par value):
 authorized 500,000,000 shares; issued/outstanding;
 December 1999--80,550,728/80,036,417 and
 December 1998--80,512,372/80,325,998................         806          805
Capital Surplus......................................     345,851      342,932
Accumulated Other Comprehensive Income...............     (66,106)     (22,476)
Retained Earnings....................................     942,177      867,852
Treasury Stock, at Cost (514,311 shares in 1999 and
 186,374 shares in 1998).............................     (10,398)      (3,519)
                                                      -----------  -----------
  Total Shareholders' Equity.........................   1,212,330    1,185,594
                                                      -----------  -----------
  Total Liabilities and Shareholders' Equity......... $14,440,315  $15,016,563
                                                      ===========  ===========

                See Notes to Consolidated Financial Statements.

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           ACCUMULATED
                                                              OTHER
                                       COMMON   CAPITAL   COMPREHENSIVE RETAINED  TREASURY  COMPREHENSIVE
                            TOTAL      STOCK    SURPLUS      INCOME     EARNINGS   STOCK       INCOME
                          ----------  --------  --------  ------------- --------  --------  -------------
                                      (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
Balance at December 31,
 1996...................  $1,066,122  $ 79,918  $186,391    $ (3,722)   $803,535  $    --
Net Income..............     139,488       --        --          --      139,488       --     $139,488
Other Comprehensive
 Income, Net of Tax
 Investment Securities,
  Net of
  Reclassification
  Adjustment............       3,233       --        --        3,233         --        --        3,233
 Foreign Currency
  Translation
  Adjustment............     (24,277)      --        --      (24,277)        --        --      (24,277)
                                                                                              --------
   Total Comprehensive
    Income..............                                                                      $118,444
                                                                                              ========
Common Stock Issued
    88,517 Profit
  Sharing Plan..........       4,116       177     3,939         --          --        --
   231,264 Stock Option
  Plan..................       5,356       463     4,893         --          --        --
   164,671 Dividend
  Reinvestment Plan.....       6,754       329     6,425         --          --        --
     3,407 Directors'
        Restricted
        Shares and
        Deferred
        Compensation
        Plan............         150         7       143         --          --        --
 2,317,873 CU Bancorp
  Acquisition...........     108,469     4,636   103,833         --          --        --
Stock Repurchased.......    (142,479)   (5,775) (136,704)        --          --        --
Two-for-One Stock Split
 in the Form of a 100%
 Stock Dividend.........         --     79,614       --          --      (79,614)      --
Cash Dividends Paid.....     (49,725)      --        --          --      (49,725)      --
                          ----------  --------  --------    --------    --------  --------
Balance at December 31,
 1997...................  $1,117,207  $159,369  $168,920    $(24,766)   $813,684  $    --
Net Income..............     106,964       --        --          --      106,964       --     $106,964
Other Comprehensive
 Income, Net of Tax
 Investment Securities,
  Net of
  Reclassification
  Adjustment............      (2,732)      --        --       (2,732)        --        --       (2,732)
 Foreign Currency
  Translation
  Adjustment............       5,671       --        --        5,671         --        --        5,671
 Pension Liability
  Adjustment............        (649)      --        --         (649)        --        --         (649)
                                                                                              --------
   Total Comprehensive
    Income..............                                                                      $109,254
                                                                                              ========
Common Stock Issued
   125,889 Profit
  Sharing Plan..........       3,559       225     2,627         --          --        707
   543,256 Stock Option
  Plan..................      10,084       530     8,408         --          (20)    1,166
   153,574 Dividend
  Reinvestment Plan.....       5,441       199     3,335         --          --      1,907
     5,100 Directors'
        Restricted
        Shares and
        Deferred
        Compensation
        Plan............         139         1       123         --          --         15
Treasury Stock
 Repurchased............      (7,314)      --        --          --          --     (7,314)
Change in Par Value of
 Common Stock from $2.00
 Per Share to $.01 Per
 Share..................         --   (159,519)  159,519         --          --        --
Cash Dividends Paid.....     (52,776)      --        --          --      (52,776)      --
                          ----------  --------  --------    --------    --------  --------
Balance at December 31,
 1998...................  $1,185,594  $    805  $342,932    $(22,476)   $867,852  $ (3,519)
Net Income..............     132,957       --        --          --      132,957       --     $132,957
Other Comprehensive
 Income, Net of Tax
 Investment Securities,
  Net of
  Reclassification
  Adjustment............     (44,803)      --        --      (44,803)        --        --      (44,803)
 Foreign Currency
  Translation
  Adjustment............       1,154       --        --        1,154         --        --        1,154
 Pension Liability
  Adjustment............          19       --        --           19         --        --           19
                                                                                              --------
   Total Comprehensive
    Income..............                                                                      $ 89,327
                                                                                              ========
Common Stock Issued
    57,249 Profit
  Sharing Plan..........       1,096       --          4         --          (71)    1,163
   501,929 Stock Option
  Plan..................       8,616       --      2,620         --       (3,651)    9,647
   198,851 Dividend
  Reinvestment Plan.....       4,032       --        142         --         (270)    4,160
     7,199 Directors'
        Restricted
        Shares and
        Deferred
        Compensation
        Plan............         154         1       153         --          --        --
Treasury Stock
 Repurchased............     (21,849)      --        --          --          --    (21,849)
Cash Dividends Paid.....     (54,640)      --        --          --      (54,640)      --
                          ----------  --------  --------    --------    --------  --------
Balance at December 31,
 1999...................  $1,212,330  $    806  $345,851    $(66,106)   $942,177  $(10,398)
                          ==========  ========  ========    ========    ========  ========

                See Notes to Consolidated Financial Statements.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31
                                                ------------------------------
                                                  1999       1998       1997
                                                --------  ----------  --------
                                                 (IN THOUSANDS OF DOLLARS)
Operating Activities/1/
 Net Income.................................... $132,957  $  106,964  $139,488
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
   Provision for Loan Losses...................   60,915      84,014    30,338
   Depreciation and Amortization...............   61,503      55,539    47,268
   Deferred Income Taxes.......................  (15,593)    (27,118)   (1,539)
   Realized Gains on Investment Securities
    Available for Sale.........................  (13,695)     (4,444)   (2,939)
   Amortization of Deferred Lease Income.......  (29,391)    (32,470)  (30,505)
   Amortization of Deferred Loan Fee Income....  (17,509)    (17,169)  (12,210)
   Decrease (Increase) in Interest Receivable..    6,644      10,740    (5,757)
   Increase (Decrease) in Interest Payable.....    8,795      (3,315)  (13,193)
   Decrease (Increase) in Other Assets.........  (25,676)    (18,946)   16,918
   Increase (Decrease) in Other Liabilities....  (12,762)     44,939   (38,497)
                                                --------  ----------  --------
 Net Cash Provided by Operating Activities.....  156,188     198,734   129,372
                                                --------  ----------  --------
Investing Activities
 Proceeds from Redemptions of Investment
  Securities Held to Maturity..................  212,739     763,158   219,216
 Purchases of Investment Securities Held to
  Maturity..................................... (356,258)   (195,745) (127,706)
 Proceeds from Sales of Investment Securities
  Available for Sale...........................  651,532   1,993,405   714,742
 Proceeds from Redemptions of Investment
  Securities Available for Sale................  615,941     399,426   195,233
 Purchases of Investment Securities Available
  for Sale..................................... (852,255) (2,825,677) (981,411)
 Net Decrease (Increase) in Interest-Bearing
  Deposits Placed in Other Banks...............  181,554     (90,628)  295,031
 Decrease (Increase) in Funds Sold.............   (7,057)     34,774    92,663
 Decrease (Increase) in Loans, Net.............  141,689    (113,925) (283,536)
 Purchases of Premises and Equipment...........  (21,511)    (43,390)  (27,995)
 Proceeds from Sale of Premises and Equipment..    2,117      13,032       --
 Purchases, Net of Cash and Non-Interest
  Bearing Deposits Acquired:
   Triad Insurance Agency, Inc.................   (2,183)        --        --
   Additional Interest in Bank of Hawaii
    Nouvelle Caledonie.........................     (642)        --        --
   Additional Interest in Banque de Tahiti.....     (633)        --        --
   Banque Paribas Pacifique and Banque Paribas
    Polynesie..................................      --        6,327       --
   Indosuez Niugini Bank, Ltd..................      --          --     (5,371)
   CU Bancorp and California United Bank.......      --          --     24,523
   Home Savings of America Deposits............      --          --    235,020
                                                --------  ----------  --------
 Net Cash Provided (Used) by Investing
  Activities...................................  565,033     (59,243)  350,409
                                                --------  ----------  --------
Financing Activities
 Net Decrease in Demand, Savings, and Time
  Deposits..................................... (207,904)   (302,296)  (72,506)
 Proceeds from Lines of Credit and Long-Term
  Debt.........................................  434,126     190,117   104,000
 Principal Payments on Lines of Credit and
  Long-Term Debt............................... (292,215)   (311,333) (330,354)
 Net Increase (Decrease) in Short-Term
  Borrowings................................... (518,139)     88,128   233,295
 Proceeds from Sale of Common Stock............   13,898      19,223    16,376
 Stock Repurchased.............................  (21,849)     (7,314) (142,479)
 Cash Dividends................................  (54,640)    (52,776)  (49,725)
                                                --------  ----------  --------
 Net Cash Used by Financing Activities......... (646,723)   (376,251) (241,393)
                                                --------  ----------  --------
 Effect of Exchange Rate Changes on Cash.......    1,154       5,671   (24,277)
                                                --------  ----------  --------
     Increase (Decrease) in Cash and Non-
      Interest Bearing Deposits................   75,652    (231,089)  214,111
                                                --------  ----------  --------
 Cash and Non-Interest Bearing Deposits at
  Beginning of Year............................  564,243     795,332   581,221
                                                --------  ----------  --------
     Cash and Non-Interest Bearing Deposits at
      End of Year.............................. $639,895  $  564,243  $795,332
                                                ========  ==========  ========

--------
/1/ During the years ended December 31, 1999, 1998 and 1997, Pacific Century
    Financial Corporation made interest payments of $442,882,000, $513,784,000 and $528,361,000, respectively, and paid income taxes of $122,150,000, $94,298,000 and $81,404,000, respectively.

                See Notes to Consolidated Financial Statements.

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting principles followed by Pacific Century Financial Corporation and its subsidiaries (Pacific Century), and the methods of applying those principles conform with accounting principles generally accepted in the United States and general practices within the banking industry. The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements. Certain accounts in prior years have been reclassified to conform with the 1999 presentation. The significant accounting policies are summarized below.

 Organization/Consolidation

  Pacific Century is a bank holding company providing a broad range of financial products and services to customers in Hawaii, the Pacific, Asia and the U.S. Mainland. The majority of Pacific Century's operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities and trade financing. The principal subsidiaries of Pacific Century are Bank of Hawaii, Pacific Century Bank, N.A. and First Savings and Loan Association of America, F.S.A. (First Savings). The consolidated financial statements include the accounts of Pacific Century and all significant majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation and minority interests have been recognized.

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

  In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Deferral of the Effective Date of SFAS No. 133," that delays the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" standardizes the accounting for derivative instruments by requiring the recognition of those instruments as assets or liabilities measured at fair value in the statement of financial condition. Gains or losses resulting from changes in the fair values of derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 requires matching the timing of gain or loss recognition on derivative instruments with the recognition of the changes in the fair value of the hedged asset or liability that is attributed to the hedged risk or the effect on earnings of the hedged forecasted transaction. The adoption of SFAS No. 133 is not expected to have a material impact on Pacific Century's financial position or results of operations.

 Restructuring Charges

  In the third quarter of 1999, Pacific Century recorded a restructuring charge of $22.5 million in connection with a redesign program to enhance revenues, improve efficiencies and reduce expenses. The implementation phase of this project will cover the twelve month period ending September 30, 2000. Included in the restructuring charge are direct and incremental costs associated with the redesign consisting of accruals for staff reduction of $6.1 million and occupancy and equipment of $0.5 million. In addition, the restructuring charge included period costs of $15.9 million that were directly related to completing the project. Staffing costs relate to projected severance payments associated with the termination of exempt employees. Severance amounts are determined based on the redesign severance payment program and are paid out at time of termination. The occupancy and equipment portion consists of estimated lease termination costs and losses on the disposal of fixed assets. Project costs include costs relative to the assessment phase of the redesign project.

  At December 31, 1999, the restructuring accrual balance was $4.3 million, of which $3.8 million related to staffing. In 1999 payments were made relative to all of the project costs. Pacific Century believes the restructuring accrual as of December 31, 1999 remains adequate to complete the planned initiatives.

  In the second quarter of 1998, Pacific Century recognized a $19.4 million restructuring charge in connection with its strategic actions to improve efficiencies through consolidating subsidiaries, closing branches, and outsourcing activities. The restructuring charge included expected direct and incremental costs associated with termination of lease obligations, disposal of premises and equipment, staff reduction, and data processing and other costs. Details of the 1998 restructuring charge follow:

                                        PREMISES
                               LEASE       AND      STAFF   DATA PROCESSING
                            TERMINATION EQUIPMENT REDUCTION    AND OTHER     TOTAL
                            ----------- --------- --------- --------------- -------
                                           (IN THOUSANDS OF DOLLARS)
   1998 Restructuring
    Charge.................   $ 9,084    $ 5,437   $ 1,614      $3,265      $19,400
   Accrual Utilized........    (1,239)    (4,831)   (1,079)     (2,641)      (9,790)
                              -------    -------   -------      ------      -------
   Balance at December 31,
    1998...................     7,845        606       535         624        9,610
   Transfers...............    (1,782)     2,063       --         (281)         --
   Accrual Utilized........    (5,929)    (2,669)     (535)       (343)      (9,476)
   Adjustment..............      (134)       --        --          --          (134)
                              -------    -------   -------      ------      -------
   Balance at December 31,
    1999...................   $   --     $   --    $   --       $  --       $   --
                              =======    =======   =======      ======      =======

 Acquisitions

  In January 1999, Pacific Century acquired Triad Insurance Agency, Inc. (Triad), a Hawaii-based property/casualty insurance agency. In Hawaii, Triad represents a number of large U.S. property/casualty insurance companies for whom it acts as a servicing agent. The merger, accounted for as a purchase, has expanded Pacific Century's range of financial services offered to customers. Goodwill resulting from the acquisition of approximately $4 million is being amortized over 15 years on a straight-line basis.

  In August 1999, Pacific Century concluded the transaction to increase its ownership by acquiring 5.8 million shares, or approximately 10%, of the outstanding shares of the Bank of Queensland Limited in Australia. This transaction is in addition to a 1998 purchase of 5.4 million convertible notes of the Bank of Queensland Limited.

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

  On July 3, 1997, Pacific Century acquired all of the outstanding common stock of CU Bancorp and its subsidiary, California United Bank (CUB), for a purchase price of $185,421,000, which consisted of $56,092,000 in cash and 2,318,000 shares of Pacific Century common stock. As of the acquisition date, CUB had total assets of approximately $786,000,000. The acquisition was accounted for as a purchase, and the resulting goodwill of $100,700,000 is being amortized over 25 years on a straight-line basis. In August 1998, Pacific Century merged its two U.S. Mainland operations, CUB and Pacific Century Bank, located in Arizona, into one nationally-chartered entity, Pacific Century Bank, N.A. based in Southern California.

  In March 1997, Pacific Century Bank, N.A. purchased approximately $251,300,000 in deposits in Arizona from Home Savings of America. Pacific Century paid approximately $17,976,000 for the core deposit intangible, which is being amortized over 15 years on a straight-line basis.

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

  In conjunction with these acquisitions, the following table discloses assets acquired and liabilities assumed for the years ended December 31, 1999, 1998 and 1997:

                                                   1999      1998       1997
                                                  -------  --------  ----------
                                                   (IN THOUSANDS OF DOLLARS)
      Assets Acquired............................ $38,393  $321,081  $1,239,616
      Cash and Shares Paid for Capital Stock.....  (6,806)  (33,412)   (209,023)
                                                  -------  --------  ----------
      Liabilities Assumed........................ $31,587  $287,669  $1,030,593
                                                  =======  ========  ==========

 Advertising Costs

  The nature of Pacific Century's marketing programs generally do not include direct-response advertising. Pacific Century, therefore, recognizes its advertising costs as incurred. Advertising costs were $5,360,000, $7,633,000 and $10,612,000 in 1999, 1998 and 1997, respectively.

 Cash and Non-Interest Bearing Deposits

  For purposes of reporting cash flows, cash and cash equivalents include cash and non-interest bearing deposits, which consist of amounts due from other financial institutions as well as in-transit clearings. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, Pacific Century is required to place reserves with the Federal Reserve Bank based on the amount of deposits held. During 1999 and 1998, the average amount of these reserve balances was $137,008,000 and $133,316,000, respectively.

 Credit Card Costs

  Pacific Century issues its own VISA and Mastercard credit cards for which all costs are recognized as period costs. In 1996, Pacific Century entered into certain arrangements with third parties to originate VISA cards in specific target markets. As of year-end 1999 and 1998, the unamortized capitalized origination costs totaled

$648,000 and $1,167,000, respectively. These costs are being amortized over the anticipated life of the cards, currently five years.

 Earnings Per Share

  Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the dilutive impact of stock options and stock appreciation rights and uses the average share price during the period in determining the number of incremental shares to be added to the weighted average number of common shares outstanding. For the years ended December 31, 1999, 1998 and 1997 there were no adjustments to net income (the numerator) for purposes of computing basic EPS. A reconciliation of the weighted average common shares outstandings for computing diluted EPS for 1999, 1998 and 1997 follows:

                                                    WEIGHTED AVERAGE SHARES
                                                --------------------------------
                                                   1999       1998       1997
                                                ---------- ---------- ----------
      Denominator for Basic EPS................ 80,298,725 80,228,424 79,794,011
      Dilutive Effect of Stock Options.........    745,833    913,720  1,152,159
                                                ---------- ---------- ----------
      Denominator for Diluted EPS.............. 81,044,558 81,142,144 80,946,170
                                                ========== ========== ==========

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

 Intangible Assets and Amortization

  Intangible assets include goodwill and identifiable intangible assets such as core deposits resulting from acquisitions accounted for under the purchase method and certain servicing assets. Goodwill and core intangibles are being amortized using the straight-line method over periods of 15 to 25 years. These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill and core intangibles are included in other operating expense and totaled $16,229,000, $15,614,000 and $12,668,000 in 1999, 1998 and
1997, respectively. As of December 31, 1999 and 1998, the unamortized balance of these intangibles were $190,693,000 and $204,354,000, respectively.

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

 Investment Securities

  Investment securities held to maturity are those securities, which Pacific Century has the ability and positive intent to hold to maturity. These securities are stated at cost adjusted for amortization of premiums and accretion of discounts. Restricted equity securities represent Federal Home Loan Bank and Federal Reserve Bank shares, recorded at par, which also reflects fair value. In 1999, 1998 and 1997, there were no transfers from investment securities held to maturity.

  Investment securities available for sale are recorded at fair value with unrealized gains and losses recorded as an unrealized valuation adjustment in equity, net of taxes.

  Trading securities are those securities that are purchased for Pacific Century's trading activities and are expected to be sold in the near term. Securities in the trading portfolio are carried at fair value with unrealized holding gains and losses recognized currently in income. Trading securities were $8,345,000 and $2,318,000 as of December 31, 1999 and 1998, respectively. During 1999, 1998 and 1997, the net gain (loss) from the trading securities portfolio was $361,000, $(358,000) and $1,612,000, respectively, and is recognized as a component of investment securities gains in the income statement. Income from trading securities was $247,000, $220,000 and $60,000 during 1999, 1998 and 1997, respectively, and is included as part of other operating income.

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

 Other Real Estate

  Other real estate consists of properties acquired through foreclosure proceedings, acceptance of a deed-in-lieu of foreclosure, and abandoned bank premises. These properties are carried at the lower of cost or fair value based on current appraisals less selling costs. Losses arising at the time of acquiring such property are charged against the reserve for loan losses. Subsequent declines in property value are recognized through charges to operating expense.

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

  The reserve for loan losses is maintained at a level believed adequate by management to absorb estimated inherent losses. Management's periodic evaluation of the adequacy of the reserve is based on Pacific Century's past loan loss experience, known and inherent risks in the portfolio, adverse conditions that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of expected cash flows that may be susceptible to significant changes.

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

 Stock-Based Compensation

  Pacific Century's accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25) and related interpretations. SFAS No. 123 "Accounting for Stock-Based Compensation," permits companies to elect to recognize stock-based compensation expense based on the estimated fair value of the awards on the grant date or to continue to use the accounting under APB No. 25. Included in Note L is the impact of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro forma basis for awards granted in 1999, 1998 and 1997.

NOTE B--INVESTMENT SECURITIES

  The following presents the details of the investment securities portfolio:

                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
                                             (IN THOUSANDS OF DOLLARS)
At December 31, 1999
Securities Held to Maturity:
 Restricted Equity Securities...... $   76,002  $     6    $    --   $   76,008
 Debt Securities Issued by the
  U.S. Treasury and Agencies.......     41,981        2         (42)     41,941
 Debt Securities Issued by State
  and Municipalities of the United
  States...........................     11,852      582         --       12,434
 Debt Securities Issued by Foreign
  Governments......................     45,725       17         --       45,742
 Mortgage-Backed Securities........    617,455    6,239     (15,406)    608,288
 Other Debt Securities.............      3,307      --          --        3,307
                                    ----------  -------    --------  ----------
   Total........................... $  796,322  $ 6,846    $(15,448) $  787,720
                                    ==========  =======    ========  ==========
Securities Available for Sale:
 Equity Securities................. $   29,300  $   --     $ (4,474) $   24,826
 Debt Securities Issued by the
  U.S. Treasury and Agencies.......    185,613    1,407      (1,521)    185,499
 Debt Securities Issued by State
  and Municipalities of the United
  States...........................     15,076       75        (104)     15,047
 Debt Securities Issued by Foreign
  Governments......................      1,029      --          --        1,029
 Mortgage-Backed Securities........  2,356,163    5,624     (72,972)  2,288,815
 Other Debt Securities.............     27,364      --         (348)     27,016
                                    ----------  -------    --------  ----------
   Total........................... $2,614,545  $ 7,106    $(79,419) $2,542,232
                                    ==========  =======    ========  ==========
At December 31, 1998
Securities Held to Maturity:
 Restricted Equity Securities...... $   70,300  $     7    $    --   $   70,307
 Debt Securities Issued by the
  U.S. Treasury and Agencies.......     77,789      199          (3)     77,985
 Debt Securities Issued by State
  and Municipalities of the United
  States...........................     11,935    1,056         --       12,991
 Debt Securities Issued by Foreign
  Governments......................     53,757       23        (131)     53,649
 Mortgage-Backed Securities........    406,258   13,780         --      420,038
 Other Debt Securities.............     32,763      335         --       33,098
                                    ----------  -------    --------  ----------
   Total........................... $  652,802  $15,400    $   (134) $  668,068
                                    ==========  =======    ========  ==========
Securities Available for Sale:
 Equity Securities................. $    5,804  $   323    $   (523) $    5,604
 Debt Securities Issued by the
  U.S. Treasury and Agencies.......    298,609    2,264         (55)    300,818
 Debt Securities Issued by State
  and Municipalities of the United
  States...........................     18,694      435         (36)     19,093
 Debt Securities Issued by Foreign
  Governments......................      1,407      --          --        1,407
 Corporate Debt Securities.........      2,101       65         --        2,166
 Mortgage-Backed Securities........  2,662,410   11,857     (11,365)  2,662,902
 Other Debt Securities.............     24,819    1,594         --       26,413
                                    ----------  -------    --------  ----------
   Total........................... $3,013,844  $16,538    $(11,979) $3,018,403
                                    ==========  =======    ========  ==========

  The following presents an analysis of the contractual maturities of the investment securities portfolio as of December 31, 1999:

                                                          AMORTIZED
                                                             COST    FAIR VALUE
                                                          ---------- ----------
                                                            (IN THOUSANDS OF
                                                                DOLLARS)
   Securities Held to Maturity
     Due in One Year or Less............................. $   97,765 $   97,909
     Due After One Year Through Five Years...............      4,096      4,508
     Due After Five Years Through Ten Years..............      1,004      1,007
                                                          ---------- ----------
                                                             102,865    103,424
     Mortgage-Backed Securities..........................    617,455    608,288
     Restricted Equity Securities........................     76,002     76,008
                                                          ---------- ----------
                                                          $  796,322 $  787,720
                                                          ========== ==========
   Securities Available for Sale
     Due in One Year or Less............................. $   46,929 $   46,842
     Due After One Year Through Five Years...............     81,847     80,490
     Due After Five Years Through Ten Years..............     26,006     25,866
     Due After Ten Years.................................     74,300     75,393
                                                          ---------- ----------
                                                             229,082    228,591
     Mortgage-Backed Securities..........................  2,356,163  2,288,815
     Equity Securities...................................     29,300     24,826
                                                          ---------- ----------
                                                          $2,614,545 $2,542,232
                                                          ========== ==========

  Proceeds from sales and maturities of investment securities available for sale were $1,267,473,000, $2,392,831,000 and $909,975,000 in 1999, 1998 and
1997, respectively. Gross gains of $16,562,000 and gross losses of $2,867,000 were realized with respect to 1999 sales. Taxes related to 1999 gains and losses were $5,627,000. The cumulative investment securities valuation reserve was $43,065,000 (net of taxes) as of December 31, 1999.

  Investment securities carried at $3,090,325,000 and $3,324,126,000 were pledged to secure deposits of certain public (governmental) entities, repurchase agreements and swap agreements at December 31, 1999 and 1998, respectively. The December 31, 1999 amount included investment securities with a carrying value of $1,649,665,000 and a market value of $1,611,101,000 which were pledged as collateral for repurchase agreements.

NOTE C--LOANS

  Loans consisted of the following at December 31, 1999 and 1998:

                                                              1999       1998
                                                           ---------- ----------
                                                             (IN THOUSANDS OF
                                                                 DOLLARS)
   Domestic Loans
     Commercial and Industrial............................ $2,492,984 $2,579,726
     Real Estate
       Construction--Commercial...........................    315,072    276,260
            --Residential.................................     13,767     23,527
       Mortgage--Commercial...............................  1,244,809  1,139,125
           --Residential..................................  2,645,441  2,699,422
     Installment..........................................    756,078    763,036
                                                           ---------- ----------
       Total Domestic Loans...............................  7,468,151  7,481,096
   Foreign Loans..........................................  1,621,849  1,818,473
                                                           ---------- ----------
       Subtotal...........................................  9,090,000  9,299,569
                                                           ---------- ----------
   Lease Financing
     Direct...............................................    304,109    266,863
     Leveraged............................................    323,447    287,568
                                                           ---------- ----------
       Total Lease Financing..............................    627,556    554,431
                                                           ---------- ----------
       Total Loans........................................ $9,717,556 $9,854,000
                                                           ========== ==========

  Commercial and mortgage loans totaling $837,519,000 and $932,467,000 were pledged to secure certain public deposits and Federal Home Loan Bank advances at December 31, 1999 and 1998, respectively.

  Included in the Mortgage--Residential category were $136,097,000 and $259,507,000 of available for sale loans as of December 31, 1999 and 1998, respectively. These loans were recorded at the lower of cost or market on an aggregate basis.

  Servicing assets are summarized in the following table:

                                                                1999     1998
                                                               -------  -------
                                                                (IN THOUSANDS
                                                                 OF DOLLARS)
   Balance at Beginning of Year............................... $11,752  $ 6,817
   Originated Mortgage Servicing Rights.......................   5,303    4,677
   Purchased Servicing Rights.................................   1,366    2,027
   Amortization...............................................  (3,206)  (1,769)
                                                               -------  -------
   Balance at End of Year..................................... $15,215  $11,752
                                                               =======  =======
   Fair Value at End of Year.................................. $44,258  $22,924
                                                               =======  =======

  As of December 31, 1999 and 1998, Pacific Century's loan servicing portfolio totaled $2,471,743,000 and $2,046,299,000, respectively.

  Pacific Century's lending activities are concentrated in its primary geographic markets of Hawaii, the U.S. Mainland, Asia, and the West and South Pacific.

  Certain directors and executive officers of Pacific Century, its subsidiary companies, companies in which they are principal owners, and trusts in which they are involved, have loans with Pacific Century subsidiaries. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements. Such loans at December 31, 1999 and 1998 amounted to $22,429,000 and $19,813,000, respectively. During 1999, the activity in these loans included new borrowings of $8,193,000, repayments of $5,174,000, and other changes of $403,000. Other changes relate to new and retiring directors or companies and trusts in which they are involved.

  Transactions in the reserve for loan losses were as follows:

                                                   1999       1998      1997
                                                 ---------  --------  --------
                                                  (IN THOUSANDS OF DOLLARS)
   Balance at Beginning of Year................. $ 211,276  $174,362  $167,795
   Charge-Offs..................................  (103,267)  (82,005)  (55,132)
   Recoveries...................................    29,440    16,336    24,906
                                                 ---------  --------  --------
     Net Charge-Offs............................   (73,827)  (65,669)  (30,226)
                                                 ---------  --------  --------
   Provision Charged to Operations..............    60,915    84,014    30,338
   Reserves Acquired............................       --     13,636    12,372
   Foreign Currency Valuation Adjustments and
    Other.......................................    (4,159)    4,933    (5,917)
                                                 ---------  --------  --------
   Balance at End of Year....................... $ 194,205  $211,276  $174,362
                                                 =========  ========  ========

  The following table presents information on impaired loans as of December 31, 1999 and 1998:

                                                          1999         1998
                                                      ------------ ------------
                                                      (IN THOUSANDS OF DOLLARS)
   Recorded Investment in Impaired Loans Not
    Requiring a Reserve for Loan Losses.............  $     29,160 $     24,635
   Recorded Investment in Impaired Loans Requiring a
    Reserve for Loan Losses.........................        52,047       41,423
                                                      ------------ ------------
   Recorded Investment in Impaired Loans............  $     81,207 $     66,058
                                                      ============ ============
   Reserve for Losses on Impaired Loans.............  $     14,054 $     20,313
   Average Recorded Investment in Impaired Loans
    During the Year.................................  $     64,021 $     18,872

NOTE D--PREMISES AND EQUIPMENT

  The following is a summary of premises and equipment:

                                                           ACCUMULATED
                                                           DEPRECIATION
                                                               AND      NET BOOK
                                                    COST   AMORTIZATION  VALUE
                                                  -------- ------------ --------
                                                    (IN THOUSANDS OF DOLLARS)
   December 31, 1999
     Premises.................................... $321,128  $(129,201)  $191,927
     Capital Leases..............................    4,464     (1,250)     3,214
     Equipment...................................  231,585   (154,998)    76,587
                                                  --------  ---------   --------
                                                  $557,177  $(285,449)  $271,728
                                                  ========  =========   ========
   December 31, 1998
     Premises.................................... $325,725  $(118,914)  $206,811
     Capital Leases..............................    4,464     (1,071)     3,393
     Equipment...................................  227,284   (143,897)    83,387
                                                  --------  ---------   --------
                                                  $557,473  $(263,882)  $293,591
                                                  ========  =========   ========

  Depreciation and amortization (including capital lease amortization) included in non-interest expense were $42,068,000, $38,156,000 and $33,641,000 in 1999, 1998 and 1997, respectively.

  Pacific Century leases certain branch premises and data processing equipment. Most of the leases for premises provide for a base rent over a specified period with renewal options thereafter. Portions of certain properties are subleased for periods expiring in various years through 2007. Lease terms generally provide for the lessee to pay taxes, maintenance and other operating costs.

  Future minimum payments, by year and in the aggregate, for noncancelable operating leases with initial or remaining terms of one year or more and capital leases consisted of the following at December 31, 1999:

                                                               CAPITAL OPERATING
                                                               LEASES   LEASES
                                                               ------- ---------
                                                               (IN THOUSANDS OF
                                                                   DOLLARS)
   2000....................................................... $    7  $ 11,823
   2001.......................................................      7    10,113
   2002.......................................................      7     8,865
   2003.......................................................    605     8,008
   2004.......................................................    605     9,734
   Thereafter................................................. 33,714    84,851
                                                               ------  --------
   Total Minimum Lease Payments............................... 34,945  $133,394
                                                                       ========
   Amounts Representing Interest.............................. 27,712
                                                               ------
   Present Value of Net Minimum Lease Payments................ $7,233
                                                               ======

  Minimum future rentals receivable under subleases for noncancelable operating leases at December 31, 1999, amounted to $3,299,000.

  Rental expense for all operating leases for the years ended December 31, 1999, 1998 and 1997 is presented below:

                                                       1999     1998     1997
                                                      -------  -------  -------
                                                         (IN THOUSANDS OF
                                                             DOLLARS)
   Minimum Rentals................................... $21,867  $22,269  $23,088
   Sublease Rental Income............................  (1,331)  (1,244)    (544)
                                                      -------  -------  -------
                                                      $20,536  $21,025  $22,544
                                                      =======  =======  =======

NOTE E--DEPOSITS

  Interest on deposit liabilities for the years ended December 31, 1999, 1998 and 1997 consisted of the following:

                                                       1999     1998     1997
                                                     -------- -------- --------
                                                     (IN THOUSANDS OF DOLLARS)
   Domestic Interest-Bearing Demand Accounts........ $ 48,512 $ 55,735 $ 52,912
   Domestic Savings Accounts........................   14,682   18,454   21,444
   Domestic Time Accounts...........................  123,325  145,431  156,988
   Foreign Deposits.................................   74,665   87,080   81,820
                                                     -------- -------- --------
                                                     $261,184 $306,700 $313,164
                                                     ======== ======== ========

  Time deposits with balances of $100,000 or more totaled $1,831,544,000 at December 31, 1999. Of this amount, $93,287,000 consisted of deposits of public (governmental) entities, which require collaterization by acceptable securities. The majority of deposits in the foreign category were in denominations of $100,000 or more.

  Maturities of time deposits of $100,000 or more at December 31, 1999, are summarized as follows:

                                                             DOMESTIC  FOREIGN
                                                            ---------- --------
                                                             (IN THOUSANDS OF
                                                                 DOLLARS)
   Under 3 Months.......................................... $  459,179 $502,438
   3 to 6 Months...........................................    311,853   53,597
   7 to 12 Months..........................................    321,535   76,378
   Greater than 1 to 2 Years...............................     43,568   24,135
   Greater than 2 to 3 Years...............................      7,960   15,406
   Greater than 3 to 4 Years...............................      4,464    1,329
   Greater than 4 to 5 Years...............................      2,778      994
   Greater than 5 Years....................................      1,043    4,887
                                                            ---------- --------
                                                            $1,152,380 $679,164
                                                            ========== ========

NOTE F--SHORT-TERM BORROWINGS

  Details of short-term borrowings for 1999, 1998 and 1997 were as follows:

                                             SECURITIES
                                             SOLD UNDER                OTHER
                                  FUNDS      AGREEMENTS   COMMERCIAL SHORT-TERM
                                PURCHASED   TO REPURCHASE   PAPER    BORROWINGS
                                ----------  ------------- ---------- ----------
                                          (IN THOUSANDS OF DOLLARS)
1999
  Amounts Outstanding at
   December 31................. $  839,962   $1,490,655    $ 97,319   $361,643
  Average Amount Outstanding
   During Year.................    821,755    1,868,485     111,894    212,676
  Maximum Amount Outstanding at
   Any Month End...............  1,351,672    2,100,987     172,290    361,643
  Weighted Average Interest
   Rate During Year/1/ ........       5.07%        4.93%       4.81%      3.31%
  Weighted Average Interest
   Rate on Balance Outstanding
   at End of Year..............       4.62%        5.37%       5.00%      5.46%
1998
  Amounts Outstanding at
   December 31................. $  942,062   $2,008,399    $127,311   $229,511
  Average Amount Outstanding
   During Year.................    506,978    2,267,823     108,778    189,258
  Maximum Amount Outstanding at
   Any Month End...............    942,062    2,476,152     127,311    300,211
  Weighted Average Interest
   Rate During Year/1/ ........       5.27%        5.36%       5.10%      4.66%
  Weighted Average Interest
   Rate on Balance Outstanding
   at End of Year..............       4.87%        4.97%       4.91%      4.44%
1997
  Amounts Outstanding at
   December 31................. $  710,472   $2,279,124    $104,916   $121,211
  Average Amount Outstanding
   During Year.................    422,217    2,108,746      92,311    245,450
  Maximum Amount Outstanding at
   Any Month End...............    710,472    2,309,775     121,909    399,152
  Weighted Average Interest
   Rate During Year/1/ ........       5.64%        5.48%       5.19%      5.20%
  Weighted Average Interest
   Rate on Balance Outstanding
   at End of Year..............       5.88%        5.47%       5.13%      4.30%

--------
/1/ Average rates for the year are computed by dividing actual interest expense on borrowings by average daily borrowings.

  Funds purchased generally mature on the day following the date of purchase. Commercial paper is issued by the parent corporation in various denominations generally maturing 90 days or less from date of issuance.

  Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the Consolidated Statements of Condition. The securities underlying the agreements to repurchase continue to be reflected as an asset of Pacific Century and are delivered to and held in collateral accounts with third party trustees. At December 31, 1999, the weighted average contractual maturity of these agreements was 182 days and consisted of transactions with public (governmental) entities, primarily the State of Hawaii ($0.9 billion) and local municipalities ($0.5 billion). A schedule of maturities of repurchase agreements follows:

                                                                    DECEMBER 31
                                                                       1999
                                                                   -------------
                                                                   (IN THOUSANDS
                                                                    OF DOLLARS)
   Overnight......................................................  $    2,415
   Less than 30 days..............................................     358,072
   30 to 90 days..................................................     432,768
   Over 90 days...................................................     697,400
                                                                    ----------
                                                                    $1,490,655
                                                                    ==========

  A line of credit totaling $25,000,000 is maintained for working capital purposes. At December 31, 1999 there was no amount drawn on this line. Fees related to this line were $26,000 in 1999.

  At December 31, 1999, other short-term borrowings consisted mainly of Federal Home Loan Bank advances and Treasury Tax and Loan balances. The Federal Home Loan Bank advances totaling $150.0 million bear interest at rates from 5.77% to 5.80% and mature within 90 days. Treasury Tax and Loan balances represent tax payments collected on behalf of the U.S. government, which are callable at any time and bear market interest rates.

NOTE G--LONG-TERM DEBT

  Amounts outstanding as of December 31, 1999 and 1998 were as follows:

                                                                1999     1998
                                                              -------- --------
                                                              (IN THOUSANDS OF
                                                                  DOLLARS)
   8.25% Capital Securities.................................. $100,000 $100,000
   Privately Placed Notes....................................   90,000   90,000
   Federal Home Loan Bank Advances...........................  246,545  223,045
   Subordinated Notes........................................  243,381  118,801
   Foreign Debt..............................................   39,537   46,007
   Capitalized Lease Obligations.............................    7,301    6,750
   Other Long-Term Debt......................................      893    1,013
                                                              -------- --------
                                                              $727,657 $585,616
                                                              ======== ========

  The $100 million 8.25% Capital Securities (the Securities) were issued in 1996 by Bancorp Hawaii Capital Trust I, a grantor trust wholly-owned by Pacific Century. The Securities bear a cumulative fixed interest rate of 8.25% and mature on December 15, 2026. Interest payments are semi-annual. In addition, Pacific Century has entered into an expense agreement with the trust obligating Pacific Century to pay any costs, expenses or liabilities of the trust, other than obligations of the trust to pay amounts due pursuant to the terms of the Securities. The sole assets of the trust are Junior Subordinated Debt Securities (the Debt) issued by Pacific Century to the trust. The Debt is redeemable prior to the stated maturity at Pacific Century's option. The Securities are subject to mandatory redemption upon repayment of the related Debt at their stated maturity dates or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by Pacific Century upon concurrent repayment of the related Debt. Pacific Century has issued guarantees for the payment of distributions and payments on liquidation or redemption of the Securities, but only to the extent of funds held by the trust. The guarantees are junior subordinated obligations of Pacific Century. Distributions to securities holders may be deferred for up to five consecutive years. During any such deferred period Pacific Century's ability to pay dividends on its common shares will be restricted. The Federal Reserve has announced that certain cumulative preferred securities, having the characteristics of the Securities, qualify as minority interest, which is included in Tier 1 capital for bank holding companies.

  Privately placed notes issued by Pacific Century totaled $90 million at December 31, 1999. No new notes were issued in 1999. These notes carry seven year terms and bear floating interest rates which are tied to the three-month LIBOR rate.

  Federal Home Loan Bank (FHLB) advances bear interest at rates from 5.38% to 8.00% and mature from 2000 through 2005. At December 31, 1999, loans totaling $475,854,000 were pledged to secure these advances along with all FHLB stock.

  Subordinated notes issued by Bank of Hawaii include $118,846,000 issued in 1993 and $124,535,000 issued in 1999 that mature in 2003 and 2009, respectively. These notes bear a fixed interest rate of 6.875%.

  Foreign debt is comprised of a private placement borrowing denominated in euro. This debt has a fixed interest rate of 3.28% and matures in 2001.

  Capitalized lease obligations are for certain condominium units in the Financial Plaza of the Pacific. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $7,000 per year until 2002; $605,000 per year from 2003 to 2007 and $665,000 per year from 2008 to 2012 and are negotiable thereafter.

  In 1998, Bank of Hawaii converted its existing revolving note program into a $1 billion revolving senior and subordinated note program. Under the terms of this program Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. At December 31, 1999, there were no outstanding balances under this program.

  Long-term debt maturities for the five years succeeding December 31, 1999, are $38,875,000 in 2000, $210,537,000 in 2001, $12,670,000 in 2002,
$126,846,000 in 2003 and $96,000,000 in 2004.

  Interest paid on long-term debt in 1999, 1998 and 1997 totaled $41,200,000, $43,820,000 and $57,144,000, respectively.

NOTE H--SHAREHOLDERS' EQUITY

  Certain of Pacific Century's consolidated banking subsidiaries (including Bank of Hawaii, Pacific Century Bank, N.A., and First Savings) are subject to federal regulatory restrictions that limit cash dividends and loans to Pacific Century. As of December 31, 1999, approximately $530,500,000 of undistributed earnings of Pacific Century's consolidated subsidiaries were available for distribution to Pacific Century without prior regulatory approval.

  In evaluating capital adequacy, federal regulators require bank holding companies and insured depository institutions to maintain three capital ratios at specific minimum levels. Tier 1 Capital (common shareholders' equity reduced by certain intangibles and increased for qualifying preferred shares and minority interests) expressed as a percentage of average risk weighted assets is the Tier 1 Capital Ratio. Total Capital (Tier 1 capital plus qualifying portions of the reserve for loan losses) expressed as a percentage of average risk weighted assets is the Total Capital Ratio. The third ratio is the Leverage Ratio which is Tier 1 Capital divided by average assets. The table below presents the minimum Capital levels that an institution must maintain to qualify as "well capitalized" as it applies to Pacific Century and its subsidiaries Bank of Hawaii, Pacific Century Bank, N.A. and First Savings.

  The Federal Deposit Insurance Corporation Improvements Act of 1991 requires federal banking regulators to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. For purposes of applying the prompt corrective action framework, federal bank regulators group institutions into five categories based on their capital ratios: "well capitalized," "adequately capitalized," "under capitalized," "significantly undercapitalized" and "critically undercapitalized." Institutions that fail to meet the applicable capital requirements are subject to increased regulatory monitoring and certain other enforcement actions that could include restricting dividend payments.

  As of December 31, 1999, Pacific Century, Bank of Hawaii, Pacific Century Bank, N.A. and First Savings were all well capitalized under the regulatory provisions for prompt and corrective action. There were no conditions or events since year-end that management believes have changed Pacific Century's or its subsidiaries' capital rating. The table below sets forth regulatory capital for Pacific Century and its depository subsidiaries at December 31, 1999 and 1998:

                            WELL-CAPITALIZED                  BANK OF    PACIFIC CENTURY  FIRST
                             MINIMUM RATIO   PACIFIC CENTURY   HAWAII      BANK, N.A.    SAVINGS
                            ---------------- --------------- ----------  --------------- -------
                                                 (IN THOUSANDS OF DOLLARS)
   At December 31, 1999
   Shareholders' Equity....                    $1,212,330    $1,029,065     $156,167     $50,397
   Tier 1 Capital..........                     1,178,751     1,005,812      141,486      50,397
   Total Capital...........                     1,515,264     1,326,564      154,374      51,643
   Tier 1 Capital Ratio....         6%              10.28%         9.86%       13.79%      51.30%
   Total Capital Ratio.....        10%              13.22%        13.00%       15.04%      52.57%
   Leverage Ratio..........         5%               8.31%         7.81%       11.98%      27.17%

   At December 31, 1998
   Shareholders' Equity....                    $1,185,594    $  991,529     $148,335     $49,117
   Tier 1 Capital..........                     1,103,230       928,297      132,456      49,117
   Total Capital...........                     1,342,888     1,155,222      146,847      50,361
   Tier 1 Capital Ratio....         6%               9.42%         8.68%       11.73%      49.35%
   Total Capital Ratio.....        10%              11.47%        10.80%       13.00%      50.60%
   Leverage Ratio..........         5%               7.48%         6.98%       10.12%      26.24%

  The following is a breakdown of the components of accumulated other comprehensive income as of December 31, 1999, 1998 and 1997:

                                                    1999      1998      1997
                                                  --------  --------  --------
                                                  (IN THOUSANDS OF DOLLARS)
   Foreign Currency Translation Adjustment....... $(22,411) $(23,565) $(29,236)
   Investment Securities.........................  (43,065)    1,738     4,470
   Pension Liability Adjustment..................     (630)     (649)      --
                                                  --------  --------  --------
   Accumulated Other Comprehensive Income........ $(66,106) $(22,476) $(24,766)
                                                  ========  ========  ========

  The schedule below presents for the years ended December 31, 1999, 1998 and 1997 the disclosure of the reclassification amount to adjust for gains and losses on available for sale investment securities that were included in net income and that have also been included in other comprehensive income as unrealized holding gains in the period in which they arose.

                                                       1999     1998     1997
                                                     --------  -------  -------
                                                         (IN THOUSANDS OF
                                                             DOLLARS)
   Unrealized gains (losses) on available for sale
    investment securities, net of tax:
     Unrealized holding gains (losses) arising
      during the period............................  $(35,540)  $  157  $ 5,143
     Reclassification adjustment for gains included
      in net income................................    (9,263)  (2,889)  (1,910)
                                                     --------  -------  -------
   Unrealized investment securities valuation
    adjustment included in other accumulated
    comprehensive income...........................  $(44,803) $(2,732)  $3,233
                                                     ========  =======  =======

  The amount of income tax allocated to each component of comprehensive income for the years ended December 31, 1999, 1998 and 1997 is provided below:

                                                     1999     1998      1997
                                                   --------  -------  --------
                                                   (IN THOUSANDS OF DOLLARS)
   Foreign Currency Translation Adjustment........ $    621  $ 3,053  $(13,072)
   Investment Securities..........................  (29,869)  (1,821)    2,155
   Pension Liability Adjustment...................       10     (350)      --

  In April 1998, Pacific Century changed its state of incorporation from Hawaii to Delaware. The Delaware Certificate of Incorporation authorizes 500,000,000 shares of Common Stock and reduces the par value to $.01 per share from $2.00 per share under the Hawaii Restated Articles of Incorporation.

NOTE I--INTERNATIONAL OPERATIONS

  The following table provides selected financial data for Pacific Century's international operations for the years ended December 31, 1999, 1998 and 1997:

                                                 1999        1998        1997
                                              ----------  ----------  ----------
                                                 (IN THOUSANDS OF DOLLARS)
   International
     Average Assets.......................... $3,413,003  $3,426,614  $3,005,084
     Average Loans...........................  1,702,188   1,752,657   1,540,294
     Average Deposits........................  2,242,261   2,219,916   2,061,710
     Operating Revenue.......................    252,060     287,872     215,876
     Income Before Taxes.....................      6,486       1,193      20,870
     Net Income (Loss).......................     (1,374)       (804)     10,243

  Average assets include short-term interest-bearing deposits with foreign branches of U.S. banks and large international banks. On average, these deposits were $577,257,000, $494,325,000 and $558,739,000 during 1999, 1998 and 1997, respectively.

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

NOTE K--PROFIT SHARING, RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

  A deferred-compensation profit sharing plan (Profit Sharing Plan) is provided for the benefit of all employees of Pacific Century and its subsidiaries who have met the Profit Sharing Plan's eligibility requirements. The Profit Sharing Plan provides for annual contributions based on a schedule of performance levels. The schedule establishes the percentage of adjusted net income to be contributed based on Pacific Century's adjusted return on equity. Participants in the Profit Sharing Plan receive up to 50% of their annual allocation in cash. The remaining amounts are deferred and may be invested in various options including mutual funds, a collective trust, and common shares of Pacific Century. In 1998, the portion of the Profit Sharing Plan consisting of the Pacific Century Stock Fund was converted to an employee stock ownership plan. Pacific Century's contributions to the

Profit Sharing Plan totaled $6,849,000 in 1999, $8,472,000 in 1998 and $9,723,000 in 1997. The Profit Sharing Plan provides for a company match of $1.25 for each $1.00 in 401(k) contributions made by qualified employees up to a maximum of 2% of the employee's compensation. For 1999, 1998 and 1997, matching contributions under this plan totaled $3,176,000, $2,981,000 and $2,882,000, respectively.

  Pacific Century has a defined-contribution money purchase plan (Money Purchase Plan) under which it contributes 4% of an employee's compensation for employees meeting certain eligibility and vesting requirements. The Money Purchase Plan has a one year eligibility requirement and a five year vesting period. For 1999, 1998 and 1997, Pacific Century contributed $5,898,000, $5,192,000 and $4,943,000, respectively, to the Money Purchase Plan.

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

  Retirement Plan investments primarily consist of marketable securities including stocks, U.S. Government agency securities, a money market fund, mutual funds, and a collective investment fund. The assets of the Retirement Plan include securities of related parties (Pacific Capital Funds, a Pacific Century Trust collective investment fund, and a Pacific Century Trust money market fund). Pacific Century Trust is a division of Bank of Hawaii and either manages or advises the Pacific Capital Funds and Pacific Century Trust collective investment fund and money market fund. The fair value of securities of related parties as of December 31, 1999 was $24,924,000.

  The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of Pacific Century and participating subsidiaries. The unfunded Excess Plan recognizes the liability to participants for amounts exceeding the limits allowed under the Retirement Plan.

  Pacific Century's Postretirement Benefit Plans provide retirees with group life, dental and medical insurance coverage. The cost of providing postretirement benefits are "shared costs" where both the employer and former employees pay a portion of the premium. Most employees of Pacific Century and its subsidiaries who have met the eligibility requirements are covered by this plan. Beginning in 1993, Pacific Century is recognizing the transition obligation over 20 years. Pacific Century has no segregated assets to provide postretirement benefits.

  The following table sets forth the change in benefit obligation, change in fair value of plan assets, funded status, and net amount recognized in the Consolidated Statements of Financial Condition for the aggregated pension plans (Retirement Plan and Excess Plan) and Postretirement Benefit Plans for the years ended December 31, 1999 and 1998.

                                                             POSTRETIREMENT
                                        PENSION BENEFITS        BENEFITS
                                        ------------------  ------------------
                                          1999      1998      1999      1998
                                        --------  --------  --------  --------
                                             (IN THOUSANDS OF DOLLARS)
Change in Benefit Obligation
Benefit Obligation at Beginning of
 Year.................................  $ 91,262  $ 84,243  $ 29,090  $ 27,747
Service Cost..........................       --        --      1,059     1,292
Interest Cost.........................     6,305     6,146     1,709     1,999
Actuarial (Gain) Loss.................    (7,152)    6,309    (6,653)   (1,048)
Employer Benefits Paid/1/ ............    (5,644)   (5,436)   (1,100)     (900)
                                        --------  --------  --------  --------
Benefit Obligation at End of Year.....  $ 84,771  $ 91,262  $ 24,105  $ 29,090
                                        ========  ========  ========  ========
Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning
 of Year..............................  $ 85,055  $ 80,201  $    --   $    --
Actual Return on Plan Assets..........    17,050     9,944       --        --
Employer Contribution.................       388       346     1,100       900
Employer Benefits Paid................    (5,644)   (5,436)   (1,100)     (900)
                                        --------  --------  --------  --------
Fair Value of Plan Assets at End of
 Year.................................  $ 96,849  $ 85,055  $    --   $    --
                                        ========  ========  ========  ========
Funded Status.........................  $ 12,078  $ (6,207) $(24,105) $(29,090)
Unrecognized Net Actuarial Gain.......   (23,855)   (6,953)  (12,451)   (6,197)
Unrecognized Transition (Asset)
 Liability............................       --       (315)    9,054     9,750
                                        --------  --------  --------  --------
Net Amount Recognized; Accrued........  $(11,777) $(13,475) $(27,502) $(25,537)
                                        ========  ========  ========  ========
Amounts Recognized in the Consolidated
 Statements of Financial Condition
 Consist of:
  Accrued Benefit Liability...........  $(12,747) $(14,474) $(27,502) $(25,537)
  Accumulated Other Comprehensive
   Income.............................       970       999       --        --
                                        --------  --------  --------  --------
Net Amount Recognized; Accrued........  $(11,777) $(13,475) $(27,502) $(25,537)
                                        ========  ========  ========  ========

--------
/1/ Participants' contributions relative to the Postretirement Benefits Plan are offset against employer benefits paid in the above table. For the years ended December 31, 1999 and 1998, participants' contributions for postretirement benefits totaled $817,000 and $824,000, respectively. There were no participants' contributions in the pension plans.

  For the Excess Plan, the accumulated benefit obligation exceeded the plan assets. The projected benefit obligation and accumulated benefit obligation for the Excess Plan were $7.8 million and $7.7 million, respectively, as of December 31, 1999 and $7.9 million and $7.4 million, respectively, as of December 31, 1998. The accrued benefit liability as of December 31, 1999 and 1998 was $7.7 million and $7.4 million, respectively. Because the Excess Plan is unfunded, it has no plan assets.

  Components of net periodic benefit cost for the aggregated pension plans and the Postretirement Benefit Plans are presented in the following table for the years ended December 31, 1999, 1998 and 1997.

                                                            POSTRETIREMENT
                                 PENSION BENEFITS              BENEFITS
                              -------------------------  ----------------------
                               1999     1998     1997     1999    1998    1997
                              -------  -------  -------  ------  ------  ------
                                       (IN THOUSANDS OF DOLLARS)
   Components of Net
    Periodic Benefit Cost:
     Service Cost...........  $   --   $   --   $   --   $1,059  $1,292  $1,002
     Interest Cost..........    6,305    6,146    6,065   1,709   1,999   1,894
     Expected Return on Plan
      Assets................   (7,425)  (6,982)  (6,155)    --      --      --
     Amortization of
      Unrecognized Net
      Transition (Asset)
      Obligation............     (315)    (318)    (318)    696     696     696
     Recognized Net
      Actuarial (Gain) Loss.      125     (159)      38    (399)   (153)   (189)
                              -------  -------  -------  ------  ------  ------
     Net Periodic Benefit
      Cost..................  $(1,310) $(1,313) $  (370) $3,065  $3,834  $3,403
                              =======  =======  =======  ======  ======  ======

  Assumptions used for the aggregated pension plans and Postretirement Benefit
Plans at December 31, 1999, 1998 and 1997 are as follows:

                                                            POSTRETIREMENT
                                 PENSION BENEFITS              BENEFITS
                              -------------------------  ----------------------
                               1999     1998     1997     1999    1998    1997
                              -------  -------  -------  ------  ------  ------
   Weighted Average
    Assumptions as of
    December 31:
     Discount Rate..........    7.75%    7.00%    7.50%   7.75%   7.00%   7.50%
     Expected Return on Plan
      Assets................    9.00%    9.00%    9.00%     --      --      --
     Rate of Compensation
      Increase..............    5.00%    5.00%    5.00%     --      --      --

  The medical cost trend rate for employees under the age of 65 was revised at December 31, 1998 to 8.0% for 1999 and leveling thereafter to 6.0%. The medical cost trend rate for employees over the age of 65 and the dental cost trend rate were both revised at December 31, 1998 to a flat rate of 6.0% per year. A one percent change in this assumption (with all other assumptions remaining constant) would impact the service and interest cost components of the net periodic postretirement benefit cost and the postretirement benefit obligation for 1999 as follows:

                                                       ONE PERCENT ONE PERCENT
                                                        INCREASE    DECREASE
                                                       ----------- -----------
                                                            (IN THOUSANDS
                                                             OF DOLLARS)
   Effect on the total of service and interest cost
    components........................................   $  297      $  (236)
   Effect on postretirement benefit obligation........   $1,966      $(1,627)

NOTE L--STOCK OPTION PLANS

  The Pacific Century Stock Option Plans (the Plans) are administered by the Compensation Committee which is composed entirely of non-employee directors. The Plans provide participants with the option to purchase shares of common stock at a specified exercise price beginning one year after the date the option was granted and expiring ten years from the date of grant. The exercise price is the fair market value of the shares on the date the option was granted. The Plans also provide certain participants with stock options in tandem with stock appreciation rights (SAR). A SAR entitles an optionee, in lieu of exercising the stock option, to receive cash equal to the excess of the market value of the shares as of the exercise date over the option price. The Compensation Committee has limited the exercise of SARs to $1 million per year, allocated among the participants. The expense for the SARs recognized in the Consolidated Statements of Income was $370,000 in 1999, $614,000 in 1998 and $1,000,000 in 1997.

  Pacific Century has a Director Stock Option Plan that grants restricted common shares to directors and requires directors to retain shares exercised throughout the service period as a director. The plan automatically grants annually an option for 1,000 shares to each Pacific Century director who is also a director of Bank of Hawaii and an option for 500 shares to directors who are only directors of Pacific Century or Bank of Hawaii. The exercise price is based on the closing market price of the shares on the date that the option was granted. Each option expires on the tenth anniversary date of its grant and is generally not transferable. If an optionee ceases to serve as a director for any reason other than death, the option immediately terminates and any restricted shares that were previously acquired are subject to redemption at a price equal to the market value of the shares at the time of grant. As of December 31, 1999, 67,000 options were outstanding under this plan.

  The following information relates to options outstanding as of December 31, 1999:

                                           OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                              --------------------------------------------- ----------------------------
                               NUMBER OF                   WEIGHTED AVERAGE  NUMBER OF
                                SHARES    WEIGHTED AVERAGE    REMAINING       SHARES    WEIGHTED AVERAGE
   RANGE OF EXERCISE PRICES   OUTSTANDING  EXERCISE PRICE  CONTRACTUAL LIFE EXERCISABLE  EXERCISE PRICE
   ------------------------   ----------- ---------------- ---------------- ----------- ----------------
   $8.47--$15.54...........    1,053,415       $13.64         43.2 months    1,053,415       $13.64
   16.01-- 18.13...........    1,803,489        17.46        110.4 months      964,489        16.88
   18.25-- 22.19...........    1,458,986        20.01         80.4 months    1,323,986        19.88
   23.94-- 26.06...........      763,498        25.78         91.2 months      763,498        25.78
                               ---------                                     ---------
     Total.................    5,079,388       $18.65         85.2 months    4,105,388       $18.67
                               =========                                     =========

  The following table presents the activity of Stock Option Plans for the years ended December 31, 1999, 1998 and 1997:

                                 1999                1998                1997
                          ------------------- ------------------- -------------------
                                     WEIGHTED            WEIGHTED            WEIGHTED
                                     AVERAGE             AVERAGE             AVERAGE
                           SHARES     PRICE    SHARES     PRICE    SHARES     PRICE
                          ---------  -------- ---------  -------- ---------  --------
Outstanding at January
 1......................  4,787,562   $17.99  4,097,050   $18.13  3,917,790   $15.83
Granted.................  1,014,000    18.69  1,117,000    17.43    811,300    25.61
Exercised/1/ ...........   (553,676)   12.44   (706,506)   13.99   (575,492)   13.10
Forfeited...............   (115,000)   18.79    (57,500)   24.24    (25,000)   21.13
Expired.................    (53,498)   24.33     (9,944)   17.34    (31,548)   13.96
Exchanged in conjunction
 with purchase of CU
 Bancorp................        --       --     347,462    11.06        --       --
                          ---------           ---------           ---------
Outstanding at December
 31.....................  5,079,388   $18.65  4,787,562   $17.99  4,097,050   $18.13
                          =========           =========           =========
Options Exercisable at
 December 31............  4,105,388           3,712,062           3,308,750
Shares Available for
 Future Grants..........    974,144           1,819,646           3,233,994

--------
/1/ The price per share of options exercised on an actual exercise price basis ranged between $7.24 and $21.13 for 1999, $7.44 and $21.88 for 1998, and
    $6.04 and $21.13 for 1997.

  The following table presents for the years ended December 31, 1999, 1998 and 1997 the pro forma disclosures of the impact that option grants would have had on net income and earnings per share had the grants been measured using the fair value of accounting prescribed by SFAS No. 123:

                                               1999        1998        1997
                                            ----------  ----------  ----------
                                            (IN THOUSANDS OF DOLLARS EXCEPT
                                               PER SHARE AND OPTION DATA)
   Pro Forma Data/1/
   Net Income.............................. $  130,749  $  103,160  $  135,805
   Basic Earnings Per Share................ $     1.63  $     1.29  $     1.70
   Diluted Earnings Per Share.............. $     1.61  $     1.27  $     1.68
   Weighted Average Fair Value of Options
    Granted During the Year/1/ ............ $     5.37  $     3.80  $     6.13
   Assumptions
     Average Risk Free Interest Rate.......       5.96%       5.08%       5.85%
     Average Expected Volatility...........      31.47%      24.52%      17.08%
     Expected Dividend Yield...............       3.18%       3.10%       3.13%
     Expected Life.........................    5 years     5 years    10 years

--------
/1/ The Black-Scholes option pricing model was used to develop the fair values of the grants.

NOTE M -- OTHER OPERATING EXPENSE

  Other operating expense for the years ended December 31, 1999, 1998 and 1997 was as follows:

                                                       1999     1998     1997
                                                     -------- -------- --------
                                                     (IN THOUSANDS OF DOLLARS)
   Legal and Other Professional Fees................ $ 32,391 $ 35,772 $ 23,362
   Stationery and Supplies..........................    9,807   11,062   10,701
   Amortization of Intangible Assets................   19,435   17,383   13,627
   Credit Card Processing...........................   17,217   14,824   14,184
   Other............................................  101,257   95,505   87,590
                                                     -------- -------- --------
     Total.......................................... $180,107 $174,546 $149,464
                                                     ======== ======== ========

NOTE N -- INCOME TAXES

  The significant components of the provision for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                     1999      1998     1997
                                                   --------  --------  -------
                                                   (IN THOUSANDS OF DOLLARS)
   Current:
     Federal...................................... $ 81,278  $ 54,553  $54,625
     State........................................   12,254    11,193   10,172
     Foreign......................................   14,790    18,021   15,254
                                                   --------  --------  -------
                                                   $108,322  $ 83,767  $80,051
                                                   --------  --------  -------
   Deferred:
     Federal...................................... $(19,218) $(25,376) $(1,544)
     State........................................    2,533      (511)     918
     Foreign......................................    1,092    (1,231)    (913)
                                                   --------  --------  -------
                                                   $(15,593) $(27,118) $(1,539)
                                                   --------  --------  -------
   Provision for Income Taxes..................... $ 92,729  $ 56,649  $78,512
                                                   ========  ========  =======

  The current income tax provision includes taxes on gains and losses on the sale of securities of $5,776,000, $1,415,000 and $1,107,000 for 1999, 1998 and
1997, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Pacific Century's deferred tax liabilities and assets as of December 31, 1999 and 1998 reclassified based on the tax returns as filed, are as follows:

                                                         1999          1998
                                                     ------------  ------------
                                                     (IN THOUSANDS OF DOLLARS)
   Deferred Tax Liabilities:
     Lease Transactions............................. $    169,726  $    182,829
     Deferred Investment Tax Credits................        2,646         2,977
     Accelerated Depreciation.......................       (1,321)          871
     Core Deposit Intangible........................        5,946         7,011
                                                     ------------  ------------
       Total Deferred Tax Liabilities...............      176,997       193,688
                                                     ------------  ------------
   Deferred Tax Assets:
     Reserve for Loan Losses........................       62,689        64,732
     Accrued Pension Cost...........................        1,959         2,738
     Net Operating Loss Carry Forwards..............          139         1,231
     Securities Valuation Reserve...................       28,105        (1,873)
     Postretirement Benefits........................       10,364         9,606
     Other, Net.....................................       12,702         5,165
                                                     ------------  ------------
       Total Deferred Tax Assets....................      115,958        81,599
     Valuation Allowance for Deferred
       Tax Assets...................................          --            --
                                                     ------------  ------------
       Net Deferred Tax Assets......................      115,958        81,599
                                                     ------------  ------------
   Net Deferred Tax Liabilities..................... $     61,039  $    112,089
                                                     ============  ============

  For financial statement purposes, Pacific Century had deferred investment tax credits for property purchased for lease to customers of $2,646,000, $2,977,000 and $5,620,000 at December 31, 1999, 1998 and 1997, respectively.
In 1999, 1998 and 1997, investment tax credits included in the computation of the provision for income taxes were $331,000, $2,643,000 and $383,000, respectively.

  The following analysis reconciles the Federal statutory income tax rate to the effective consolidated income tax rate for the years ended December 31, 1999, 1998 and 1997:

                                                              1999  1998  1997
                                                              ----  ----  ----
   Statutory Federal Income Tax Rate......................... 35.0% 35.0% 35.0%
   Increase (Decrease) in Tax Rate Resulting From:
     State Taxes, Net of Federal Income Tax and Foreign Tax
      Adjustments............................................  4.4   4.2   3.3
     Tax-Exempt Interest Income.............................. (0.3) (0.3) (0.2)
     Intangibles.............................................  1.6   2.1   1.2
     Low Income Housing and Investment Tax Credits........... (4.7) (6.2) (3.8)
     Other/1/ ...............................................  5.1  (0.2)  0.5
                                                              ----  ----  ----
   Effective Tax Rate........................................ 41.1% 34.6% 36.0%
                                                              ====  ====  ====

--------
/1/ For 1999 income taxes associated with the sale of a special purpose leasing subsidiary increased the effective tax rate by 3.5%.

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

NOTE O--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  Pacific Century is a party to financial instruments with off-balance sheet risk in the normal course of its business to meet the financing needs of customers and to manage its own exposure to fluctuations in interest and foreign exchange rates. These financial instruments include commitments to extend credit, standby letters of credit, foreign exchange contracts, interest rate swaps and interest rate options. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statements of condition. The contract or notional amounts of these instruments reflect the extent of involvement that Pacific Century has in each class of financial instrument. The FASB has categorized certain of these off-balance sheet financial instruments that include foreign currency contracts and interest rate swaps as derivative financial instruments. FASB has further categorized these derivative financial instruments into "held or issued for purposes other than trading" or "trading."

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

 Derivative Financial Instruments Held for Trading

  Foreign exchange contracts are contracts for delayed delivery of a foreign currency in which the seller agrees to make delivery at a specified future date at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in currency rates. Collateral is generally not required for these transactions. At December 31, 1999, the notional amount of foreign exchange contracts held for trading totaled $686.7 million, with a fair value of $3.7 million, compared to $555.9 million, with a fair value of $4.3 million at December 31, 1998. Pacific Century uses foreign exchange contracts to offset foreign currency positions taken on behalf of its customers and for its own account. Pacific Century does not maintain significant net open positions in its foreign exchange trading account.

 Derivative Financial Instruments Held or Issued for Other Than Trading

  At December 31, 1999, the notional amount of foreign exchange contracts held for other than trading totaled $229.3 million with a fair value of $(3.0) million, compared to $318.1 million at December 31, 1998 with a fair value of $(11.1) million. Pacific Century uses these foreign exchange contracts primarily for asset and liability management activities. Pacific Century does not maintain significant net open foreign exchange positions in its other than trading account.

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

  From time to time Pacific Century utilizes interest-rate swaps in managing its exposure to interest-rate risk. These financial instruments require the exchange of fixed and floating rate interest payments based on the notional amount of the contract for a specified period. Pacific Century has used swap agreements to effectively convert portions of its floating rate loan portfolio to fixed rate. At December 31, 1999, no swaps were in effect.

  Pacific Century's credit risk exposure on interest-rate swaps is equal to the total market value of those instruments with gains. As of December 31, 1999 Pacific Century had no credit risk exposure from swaps. At year-end 1998 the aggregate credit risk of swaps were $0.3 million and the net market value of all positions was $0.3 million. Net expense on interest rate swap agreements totaled $0.1 million, $1.5 million and $2.5 million for 1999, 1998 and 1997, respectively.

  The table below summarizes by notional amounts the activity for each major category of interest-rate swaps in 1999. Pacific Century had no deferred gains or losses relating to terminated swap contracts in 1999 and 1998.

                                                                   RECEIVE FIXED
                                                                   -------------
                                                                   (IN THOUSANDS
                                                                    OF DOLLARS)
   Balance, December 31, 1996.....................................   $ 673,237
     Additions....................................................      50,000
     Maturities/Amortizations.....................................    (230,688)
                                                                     ---------
   Balance, December 31, 1997.....................................   $ 492,549
     Additions....................................................         --
     Maturities/Amortizations.....................................    (354,970)
                                                                     ---------
   Balance, December 31, 1998.....................................   $ 137,579
     Additions....................................................         --
     Maturities/Amortizations.....................................    (137,579)
                                                                     ---------
   Balance, December 31, 1999.....................................   $     --
                                                                     =========

NOTE P--FAIR VALUES OF FINANCIAL INSTRUMENTS

  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. When possible, fair values are measured based on quoted market prices for the same or comparable instruments. Because many of Pacific Century's financial instruments lack an available market price, management must use its best judgment in estimating the fair value of those instruments based on present value or other valuation techniques. Such techniques are significantly affected by estimates and assumptions, including the discount rate, future cash flows, economic conditions, risk characteristics, and other relevant factors. These estimates are subjective in nature and involve uncertain assumptions and, therefore, cannot be determined with precision. Many of the derived fair value estimates cannot be substantiated by comparison to independent markets and could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Pacific Century.

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

  The following table presents the fair values of Pacific Century's financial instruments at December 31, 1999 and 1998.

                                     1999                      1998
                           ------------------------- -------------------------
                              BOOK OR                   BOOK OR
                           NOTIONAL VALUE FAIR VALUE NOTIONAL VALUE FAIR VALUE
                           -------------- ---------- -------------- ----------
                                        (IN THOUSANDS OF DOLLARS)
FINANCIAL INSTRUMENTS--
 ASSETS
  Loans/1/ ...............   $8,818,300   $8,970,900   $8,958,800   $9,263,200
  Investment
   Securities/2/ .........    3,338,600    3,330,000    3,671,000    3,686,200
  Other Financial
   Assets/3/ .............      339,600      339,600      501,500      501,500
FINANCIAL INSTRUMENTS--
 LIABILITIES
  Deposits................    9,394,200    9,381,000    9,559,000    9,585,000
  Short-Term
   Borrowings/4/ .........    2,789,600    2,789,600    3,297,600    3,297,600
  Long-Term Debt/5/ ......      720,400      696,700      578,900      593,700
FINANCIAL INSTRUMENTS--
 OFF-BALANCE SHEET
  Financial Instruments
   Whose Contract Amounts
   Represent Credit Risk:
    Commitments to Extend
     Credit...............    4,155,200       11,600    4,251,700       11,200
    Standby Letters of
     Credit...............      513,400        2,900      532,200       10,500
    Commercial Letters of
     Credit...............      159,000          600      386,400        4,600
  Financial Instruments
   Whose Notional or
   Contract Amounts Exceed
   the Amount of Credit
   Risk:
    Foreign Exchange and
     Swap Contracts.......      916,000          700      874,000       (6,800)
    Interest Rate Swap
     Agreements...........          --           --       137,600          300

--------
/1/ Includes all loans, net of unearned income and reserve for loan losses, and excludes net leases.
/2/ Includes both held to maturity and available for sale securities.
/3/ Includes interest-bearing deposits, funds sold and trading securities. /4/ Includes securities sold under agreements to repurchase, funds purchased and short-term borrowings.
/5/ Excludes capitalized lease obligations.

NOTE Q--BUSINESS SEGMENTS

  Pacific Century is a financial services organization that maintains a broad presence throughout the Pacific region. The financial performance of individual operating components are assessed by the chief operating decision maker of Pacific Century in accordance with geographic and functional area of operations. Geographically, Pacific Century has aligned its operations into four major segments: Hawaii, the Pacific, Asia, and the U.S. Mainland. In addition, the Treasury and Other Corporate segment includes corporate asset and liability management activities and the unallocated portion of various administrative and support units.

  Business segment results are determined based on Pacific Century's internal financial management reporting process and organization structure. The financial management reporting process uses various techniques to assign and transfer balance sheet and income statement amounts between business units. In measuring line of business financial performance, Pacific Century utilizes certain accounting practices that differ from generally accepted accounting principles. Accordingly, certain balances reflected in the line of business report differ from the corresponding amounts in the consolidated financial statements. Accounting practices and other key elements of Pacific Century's line of business financial management reporting process follows:

  . Economic Provision--Business units are allocated an economic provision for loan losses that reflects the expected normalized loss determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio. The economic provision is different from the method used to determine Pacific Century's consolidated provision for loan losses, which is based on an evaluation of the adequacy of the reserve for loan losses.

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

  From time to time, Pacific Century's line of business management reporting process may change based on refinements in segment reporting policies or changes in organizational structure, accounting systems, product lines or information systems. These changes could result in a realignment of business lines or modifications to allocation and transfer methodologies. When material changes are made to the financial management reporting process prior period reports would be restated.

  Presented below is the financial results for each of Pacific Century's business segments for the years ended December 31, 1999 and 1998.

BUSINESS SEGMENT SELECTED FINANCIAL INFORMATION

                                                                           TREASURY
                                                                 U.S.     AND OTHER   CONSOLIDATED
                            HAWAII     PACIFIC       ASIA      MAINLAND   CORPORATE      TOTAL
                          ----------  ----------  ----------  ----------  ----------  ------------
                                               (IN THOUSANDS OF DOLLARS)
YEAR ENDED DECEMBER 31,
 1999
Net Interest Income.....  $  288,412  $  121,780  $   38,465  $  105,805  $   20,281  $   574,743
Economic
 Provision/1/,/2/ ......     (33,053)    (14,105)    (19,500)    (10,908)     16,651      (60,915)
                          ----------  ----------  ----------  ----------  ----------  -----------
Risk-Adjusted Net
 Interest Income........     255,359     107,675      18,965      94,897      36,932      513,828
Non-Interest Income.....     135,383      40,485      17,929      30,301      41,483      265,581
                          ----------  ----------  ----------  ----------  ----------  -----------
Total Risk-Adjusted
 Revenue................     390,742     148,160      36,894     125,198      78,415      779,409
Non-Interest
 Expense/3/ ............     292,868     108,644      26,810      69,173      56,228      553,723
                          ----------  ----------  ----------  ----------  ----------  -----------
Net Income Before Income
 Taxes..................      97,874      39,516      10,084      56,025      22,187      225,686
Income Taxes/4/,/5/ ....     (42,978)    (17,022)     (4,213)    (18,412)    (10,104)     (92,729)
                          ----------  ----------  ----------  ----------  ----------  -----------
Net Income..............  $   54,896  $   22,494  $    5,871  $   37,613  $   12,083  $   132,957
                          ==========  ==========  ==========  ==========  ==========  ===========
Total Assets at December
 31, 1999...............  $5,294,346  $2,466,435  $1,367,586  $2,688,031  $2,623,917  $14,440,315
                          ==========  ==========  ==========  ==========  ==========  ===========
YEAR ENDED DECEMBER 31,
 1998
Net Interest Income.....  $  294,898  $  121,642  $   36,546  $  100,342  $   23,173  $   576,601
Economic Provision/1/ ..     (37,012)    (12,910)     (5,031)    (11,257)    (17,804)     (84,014)
                          ----------  ----------  ----------  ----------  ----------  -----------
Risk-Adjusted Net
 Interest Income........     257,886     108,732      31,515      89,085       5,369      492,587
Non-Interest Income.....     114,094      43,348      15,847      10,938      27,524      211,751
                          ----------  ----------  ----------  ----------  ----------  -----------
Total Risk-Adjusted
 Revenue................     371,980     152,080      47,362     100,023      32,893      704,338
Non-Interest
 Expense/3/ ............     288,258     113,770      25,016      73,251      40,430      540,725
                          ----------  ----------  ----------  ----------  ----------  -----------
Net Income Before Income
 Taxes..................      83,722      38,310      22,346      26,772      (7,537)     163,613
Income Taxes/4/ ........     (35,083)    (15,314)     (8,628)         31       2,345      (56,649)
                          ----------  ----------  ----------  ----------  ----------  -----------
Net Income..............  $   48,639  $   22,996  $   13,718  $   26,803  $   (5,192) $   106,964
                          ==========  ==========  ==========  ==========  ==========  ===========
Total Assets at December
 31, 1998...............  $5,272,787  $2,432,873  $1,418,215  $2,629,987  $3,262,701  $15,016,563
                          ==========  ==========  ==========  ==========  ==========  ===========

--------
/1/ The economic provision for loan losses reflects the expected normalized loss determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio. The economic provision differs from the provision determined under generally accepted accounting principles. The difference between the sum of the economic provision for business segments and the provision in the consolidated financial statements is included in Treasury and Other Corporate.
/2/ The economic provision for Asia in 1999 reflects adjustments for normalized loss factors resulting from the company's assessment of reform measures initiated to deal with the financial turmoil in the region. Prior to 1999, economic provisions for uncertainty in the region were reflected in the provision for Treasury.
/3/ Non-interest expense for the Treasury and Other Corporate segment in 1999 and 1998 included a restructuring charge of $22.5 million and $19.4 million, respectively.
/4/ Tax benefits are allocated to the business segment to which they relate.
    In 1999 and 1998, income taxes for the U.S. Mainland segment included $14.0 million and $13.5 million, respectively, in tax benefits from low income housing tax credits and investment tax credits.
/5/ Income taxes in 1999 included $12.7 million relative to the sale of a special purpose leasing subsidiary, which generated $14.0 million in gains.

  The Hawaii segment includes both retail and commercial operating units. Retail operating units sell and service a broad line of consumer financial products. These units include consumer deposits, consumer lending, residential real estate lending, auto financing, credit cards, and private and institutional services (trust, mutual funds, and stock brokerage). With respect to the commercial component, operating units in Hawaii include small business, corporate banking, commercial products and commercial real estate.

  In the Pacific segment, Pacific Century offers financial products and services to both retail and commercial customers. This segment includes operations in the West and South Pacific.

  Pacific Century serves the West Pacific through Bank of Hawaii branches in Guam, the Commonwealth of the Northern Mariana Islands, the Federated States of Micronesia, the Republic of the Marshall Islands and the Republic of Palau. Additionally, First Savings maintains branches in Guam.

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

  Pacific Century operates in Asia through Bank of Hawaii branches in Hong Kong, Japan, Singapore, South Korea and Taiwan and a representative office with extensions in the Philippines. Pacific Century's business focus in Asia is correspondent banking and trade financing. The activities include letters of credit, remittance processing, foreign exchange, cash management, export bills collection, and working capital and relationship lending. The lending emphasis is on short-term loans based on cash flows.

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

  . The operations of certain non-bank subsidiaries.

  . The residual effect of unallocated expenses for support and administrative units.

  . The difference between the sum of the economic provisions allocated to business segments and the provision in the consolidated financial statements.

  . The difference between the sum of the equity allocated to business segments and total equity in the consolidated financial statements.

  . Significant nonrecurring income and expense items.

NOTE R--PARENT COMPANY FINANCIAL STATEMENTS

  Condensed financial statements of Pacific Century Financial Corporation (Parent only) follow:

 Condensed Statements of Income

                                                      YEAR ENDED DECEMBER 31
                                                    ---------------------------
                                                      1999     1998      1997
                                                    -------- --------  --------
                                                    (IN THOUSANDS OF DOLLARS)
   Dividends From
     Bank Subsidiaries............................. $ 80,545 $ 85,600  $ 97,103
     Other Subsidiaries............................    1,500      --     14,000
   Interest Income
     From Subsidiaries.............................    9,130   10,120     9,987
     From Others...................................       35       83     1,625
   Other Income....................................    4,695    1,758       195
   Securities Gains (Losses).......................    7,009     (316)    1,605
                                                    -------- --------  --------
       Total Income................................  102,914   97,245   124,515
   Interest Expense................................   18,845   22,244    19,691
   Other Expense...................................   10,780   10,341     9,444
                                                    -------- --------  --------
       Total Expense...............................   29,625   32,585    29,135
                                                    -------- --------  --------
   Income Before Income Taxes and Equity in
    Undistributed Income of Subsidiaries...........   73,289   64,660    95,380
   Income Tax Benefits.............................    1,192    6,070     5,029
                                                    -------- --------  --------
   Income Before Equity in
   Undistributed Income of Subsidiaries............   74,481   70,730   100,409
   Equity in Undistributed Income of Subsidiaries
     Bank Subsidiaries.............................   53,460   30,854    34,172
     Other Subsidiaries............................    5,016    5,380     4,907
                                                    -------- --------  --------
                                                      58,476   36,234    39,079
                                                    -------- --------  --------
   Net Income...................................... $132,957 $106,964  $139,488
                                                    ======== ========  ========

 Condensed Statements of Condition

                                                               DECEMBER 31
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
                                                            (IN THOUSANDS OF
                                                                DOLLARS)
   Assets
     Cash in Bank of Hawaii.............................. $      264 $      274
     Investment Securities Available for Sale............        220        430
     Equity in Net Assets of Bank Subsidiaries...........  1,182,187  1,140,132
     Equity in Net Assets of Other Subsidiaries..........     58,534     78,901
     Interest-Bearing Deposits from Bank.................    158,100    175,200
     Advances to Other Subsidiaries......................        266        --
     Net Loans...........................................        --         712
     Trading Securities..................................      3,406      2,309
     Other Assets........................................    120,879    123,533
                                                          ---------- ----------
       Total Assets...................................... $1,523,856 $1,521,491
                                                          ========== ==========
   Liabilities and Shareholders' Equity
     Commercial Paper and Short-Term Borrowings.......... $   97,319 $  127,311
     Long-Term Debt......................................    193,093    193,093
     Other Liabilities...................................     21,114     15,493
     Shareholders' Equity................................  1,212,330  1,185,594
                                                          ---------- ----------
       Total Liabilities and Shareholders' Equity........ $1,523,856 $1,521,491
                                                          ========== ==========

Condensed Statements of Cash Flows

                                                    YEAR ENDED DECEMBER 31
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                  (IN THOUSANDS OF DOLLARS)
Operating Activities
  Net Income..................................... $132,957  $106,964  $139,488
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Amortization Expense.........................    7,890     7,961     6,009
    Realized Investment Securities Gains.........   (6,635)      (44)   (1,476)
    Undistributed Income from Subsidiaries.......  (56,226)  (36,234)  (39,079)
    Net Decrease (Increase) in Trading
     Securities..................................   (1,097)       43      (689)
    Other Assets and Liabilities, Net............      362    14,208   (11,400)
                                                  --------  --------  --------
      Net Cash Provided by Operating Activities..   77,251    92,898    92,853
Investing Activities
  Investment Securities Transactions, Net........    6,721       330    11,272
  Interest Bearing Deposits, Net.................   17,100    (3,203)   28,303
  Loan Transactions, Net.........................      782        21     9,565
  Capital Contributions to Subsidiaries, Net.....   (9,015)  (11,100)  (36,400)
  Advances Made to Subsidiaries, Net.............     (266)      --        --
  Purchase of CU Bancorp.........................      --        --    (54,188)
                                                  --------  --------  --------
      Net Cash Provided (Used) by Investing
       Activities................................   15,322   (13,952)  (41,448)
Financing Activities
  Net Proceeds (Payments) from Borrowings........  (29,992)  (37,905)  124,389
  Proceeds from Sale of Stock....................   13,898    19,223    16,376
  Stock Repurchased..............................  (21,849)   (7,314) (142,479)
  Cash Dividends Paid............................  (54,640)  (52,776)  (49,725)
                                                  --------  --------  --------
      Net Cash Used by Financing Activities......  (92,583)  (78,772)  (51,439)
                                                  --------  --------  --------
Increase (Decrease) in Cash......................      (10)      174       (34)
Cash at Beginning of Year........................      274       100       134
                                                  --------  --------  --------
Cash at End of Year.............................. $    264  $    274  $    100
                                                  ========  ========  ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

  The following information required by the Instructions to Form 10-K is incorporated herein by reference (except as otherwise indicated below) from various pages of the Pacific Century Financial Corporation Proxy Statement for the annual meeting of shareholders to be held on April 28, 2000, as summarized below:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Board of Directors on pages 6-8. Section 16(a) Beneficial Ownership Reporting Compliance on page 24.

  For information relative to executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  Executive Compensation on pages 13-23.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Beneficial Ownership on pages 11-12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Certain Transactions with Management and Others on page 24.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements and Schedules

  The following consolidated financial statements of Pacific Century Financial Corporation and subsidiaries are included in Item 8 of this report:

  Consolidated Statements of Condition--December 31, 1999 and 1998

  Consolidated Statements of Income--Years ended December 31, 1999, 1998, and
  1997

  Consolidated Statements of Shareholders' Equity--Years ended December 31, 1999, 1998, and 1997

  Consolidated Statements of Cash Flows--Years ended December 31, 1999, 1998, and 1997

  Notes to Consolidated Financial Statements

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

  4.1     Instruments Defining the Rights of Holders of Long-Term Debt

 10.1     Pacific Century Financial Corporation, One-Year Incentive Plan
          Effective January 1, 1999 (incorporated herein by reference to
          Exhibit 10.1 of Form 10K for the fiscal year ended December 31,
          1998)*

 10.2     Pacific Century Financial Corporation, Long-Term Incentive
          Compensation Plan Effective January 1, 1999 (incorporated herein by reference to Exhibit 10.4 of Form 10K for the fiscal year ended
          December 31, 1998)*

 10.3     Pacific Century Financial Corporation, Sustained Profit Growth Plan
          Effective January 1, 1998 (incorporated herein by reference to
          Exhibit 10.3 of Form 10K for the fiscal year ended December 31,
          1997)*

 10.4     Bancorp Hawaii, Inc. Sustained Profit Growth Plan Effective January
          1, 1997 (incorporated herein by reference to Exhibit 10.3 of Form
          10K for the fiscal year ended December 31, 1996)*

 10.5     Bancorp Hawaii, Inc., Sustained Profit Growth Plan Effective January
          1, 1994 (incorporated herein by reference to Exhibit C of Bancorp
          Hawaii, Inc. 1994 Proxy Statement dated March 10, 1994)*

 10.6 Bancorp Hawaii, Inc. Stock Option Plan of 1983 (incorporated herein by reference to Exhibit 4(a) of Registration No. 2-84164)*

 10.7     Pacific Century Financial Corporation Stock Option Plan of 1988
          (incorporated herein by reference to Exhibit 4(a) of Registration
          No. 33-23495)*

 10.8     Pacific Century Financial Corporation Stock Option Plan of 1988
          Amendment 99-1 (incorporated herein by reference to Exhibit 10.11 of Form 10K for the fiscal year ended December 31, 1998)*

 10.9     Pacific Century Financial Corporation Stock Option Plan of 1994
          (incorporated herein by reference to Exhibit 4(a) of Registration
          No. 33-54777)*

 10.10    Pacific Century Financial Corporation Stock Option Plan of 1994
          Amendment 97-1 (incorporated herein by reference to Exhibit 10.13 of Form 10K for the fiscal year ended December 31, 1998)*

 10.11    Pacific Century Financial Corporation Stock Option Plan of 1994
          Amendment 97-2 (incorporated herein by reference to Appendix A of Pacific Century Financial Corporation 1998 Proxy Statement dated
          March 10, 1998)*

 10.12    Pacific Century Financial Corporation Stock Option Plan of 1994
          Amendment 99-2 (incorporated herein by reference to Exhibit 10.15 of Form 10K for the fiscal year ended December 31, 1998)*

 10.13    Bancorp Hawaii, Inc. Key Executive Severance Plan dated April 27,
          1983 (incorporated herein by reference to Exhibit 10.4 of Form 10K for the fiscal year ended December 31, 1995)*

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


 EXHIBIT
 NUMBER
 -------
 10.16    Form of Key Executive Change-in-Control Severance Agreement
          (incorporated herein by reference to Exhibit 10(f) of Form 10K for the fiscal year ended December 31, 1994--October 3, 1994 for A. T.
          Kuioka)*

 10.17    Form of Executive Change-in-Control Severance Agreement
          (incorporated herein by reference to Exhibit 10(g) of Form 10K for the fiscal year ended December 31, 1994--for D. A. Houle)*

 10.18    Pacific Century Financial Corporation Directors' Deferred
          Compensation Plan (Restatement Effective 1/1/96) with Amendment
          No. 96-1; Trust Agreement (Effective 9/1/96) (incorporated by reference herein to Exhibit (4) of Registration No. 333-14929).

 10.19    Pacific Century Financial Corporation Directors Stock Compensation
          Program (incorporated herein by reference herein to Exhibit (4) of Registration No. 333-02835).

 12.1     Statement Regarding Computation of Ratios

 19.1     Report to Shareholders for Quarter ended September 30, 1999

 21.1     Subsidiaries of the Registrant

 23.1     Consent of Independent Auditors

 27.1     Financial Data Schedule

--------
* Management contract or compensatory plan or arrangement

(b) Registrant filed no Form 8-Ks during the quarter ended December 31, 1999.

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

Item V.   Deposits

          Consolidated Average Balances, Income and Expense and Yields and Rates--Taxable Equivalent--Table 3 included in Item 7 of this report.

          Note E to the Audited Financial Statements included in Item 8 of this report.

Item VI.  Return on Equity and Assets

                                                            1999   1998   1997
                                                            -----  -----  -----
      Return on Average Assets.............................  0.91%  0.72%  0.98%
      Return on Average Equity............................. 10.99%  9.22% 12.57%
      Dividend Payout Ratio................................ 41.46% 49.81% 36.34%
      Average Equity to Average Assets Ratio...............  8.30%  7.81%  7.79%

Item VII. Short-Term Borrowings

     Note F to the Audited Financial Statements included in Item 8 of this report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: February 29, 2000                   Pacific Century Financial
                                          Corporation

                                               /s/ Lawrence M. Johnson
                                          By: _________________________________
                                                  Lawrence M. Johnson,
                                                Chairman of the Board and
                                                 Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATE INDICATED.

Date: February 29, 2000

     /s/ Lawrence M. Johnson                  /s/ H. Howard Stephenson
-------------------------------------     -------------------------------------
        Lawrence M. Johnson,                      H. Howard Stephenson,
              Director                                  Director

      /s/ Peter D. Baldwin                       /s/ Martin A. Stein
-------------------------------------     -------------------------------------
          Peter D. Baldwin,                         Martin A. Stein,
              Director                                  Director

    /s/ Mary G. F. Bitterman                     /s/ Fred E. Trotter
-------------------------------------     -------------------------------------
        Mary G. F. Bitterman,                       Fred E. Trotter,
              Director                                  Director

       /s/ Richard J. Dahl                    /s/ Stanley S. Takahashi
-------------------------------------     -------------------------------------
          Richard J. Dahl,                        Stanley S. Takahashi,
              Director                                  Director

       /s/ David A. Heenan                      /s/ Donald M. Takaki
-------------------------------------     -------------------------------------
          David A. Heenan,                          Donald M. Takaki,
              Director                                  Director

       /s/ Stuart T. K. Ho                       /s/ David A. Houle
-------------------------------------     -------------------------------------
          Stuart T. K. Ho,                           David A. Houle,
              Director                           Chief Financial Officer

  /s/ Herbert M. Richards, Jr.                   /s/ Denis K. Isono
-------------------------------------     -------------------------------------
      Herbert M. Richards, Jr.,                      Denis K. Isono,
              Director                          Chief Accounting Officer