Form 10-Q
period 2000-03-31
PACIFIC CENTURY FINANCIAL CORP
filed 2000-05-15
CIK 46195

U N I T E D   S T A T E S

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

  (Mark One)

[ X ]           Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                 or

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

                          (888) 643-3888
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

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

Common Stock, $.01 Par Value; outstanding at April 28, 2000 -
79,388,238 shares

PACIFIC CENTURY FINANCIAL CORPORATION and subsidiaries
March 31, 2000




PART I. - Financial Information

Item 1.                 Financial Statements

Consolidated Statements of Condition (Unaudited)                          Pacific Century Financial Corporation and subsidiaries
--------------------------------------------------------------------------------------------------------------------------------
                                                                                          March 31    December 31       March 31
(in thousands of dollars)                                                                     2000           1999           1999
--------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                                                 $225,314       $278,473       $494,202
Investment Securities - Held to Maturity
          (Market Value of $721,620, $787,720 and $902,830, respectively)                  732,344        796,322        894,502
Investment Securities - Available for Sale                                               2,537,617      2,542,232      2,733,466
Securities Purchased Under Agreements to Resell                                                902             --          4,083
Funds Sold                                                                                  42,208         52,740        111,894
Loans                                                                                    9,779,633      9,717,556      9,637,661
  Unearned Income                                                                         (237,764)      (242,503)      (220,206)
  Reserve for Loan Losses                                                                 (195,409)      (194,205)      (209,329)
--------------------------------------------------------------------------------------------------------------------------------
    Net Loans                                                                            9,346,460      9,280,848      9,208,126
--------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                                12,884,845     12,950,615     13,446,273
Cash and Non-Interest Bearing Deposits                                                     491,218        639,895        617,362
Premises and Equipment                                                                     267,497        271,728        292,583
Customers' Acceptance Liability                                                              8,262          7,236         13,965
Accrued Interest Receivable                                                                 74,597         78,974         88,887
Other Real Estate                                                                            4,633          4,576          6,225
Intangibles, including Goodwill                                                            202,832        205,904        217,470
Other Assets                                                                               316,502        281,387        245,521
--------------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                       $14,250,386    $14,440,315    $14,928,286
================================================================================================================================
Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                                         $1,708,635     $1,676,425     $1,676,816
                 - Interest Bearing                                                      2,110,998      2,076,358      2,156,649
  Savings                                                                                  693,077        700,720        735,442
  Time                                                                                   2,759,319      2,761,650      2,539,649
Foreign Deposits
  Demand - Non-Interest Bearing                                                            380,179        401,613        409,994
  Time Due to Banks                                                                        398,176        597,675        776,257
  Other Savings and Time                                                                 1,092,679      1,179,777      1,139,620
--------------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                       9,143,063      9,394,218      9,434,427
Securities Sold Under Agreements to Repurchase                                           1,806,197      1,490,655      2,090,663
Funds Purchased                                                                            511,440        839,962        775,577
Short-Term Borrowings                                                                      424,720        458,962        377,387
Bank's Acceptances Outstanding                                                               8,262          7,236         13,965
Accrued Retirement Expense                                                                  40,851         40,360         40,519
Accrued Interest Payable                                                                    66,456         64,588         76,287
Accrued Taxes Payable                                                                      103,826         85,022        126,243
Minority Interest                                                                            4,269          4,435          4,849
Other Liabilities                                                                          109,669        114,890        105,176
Long-Term Debt                                                                             805,726        727,657        675,634
--------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                                   13,024,479     13,227,985     13,720,727

Shareholders' Equity
Common Stock ($.01 par value), authorized 500,000,000 shares;
    issued / outstanding;  March 2000 - 80,551,253 / 79,661,479;
    December 1999 - 80,550,728 / 80,036,417; March 1999 - 80,537,756 / 80,398,067              806            806            805
Capital Surplus                                                                            345,863        345,851        344,955
Accumulated Other Comprehensive Income                                                     (72,307)       (66,106)       (23,536)
Retained Earnings                                                                          967,308        942,177        888,367
Treasury Stock, at Cost - (March 2000 - 889,774; December 1999 - 514,311
     and March 1999 - 139,689 shares)                                                      (15,763)       (10,398)        (3,032)
--------------------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                           1,225,907      1,212,330      1,207,559
--------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                         $14,250,386    $14,440,315    $14,928,286
================================================================================================================================

Consolidated Statements of Income (Unaudited)                        Pacific Century Financial Corporation and subsidiaries
---------------------------------------------------------------------------------------------------------------------------
                                                                                                    3 Months       3 Months
                                                                                                       Ended          Ended
                                                                                                      Mar 31         Mar 31
(in thousands of dollars except per share amounts)                                                      2000           1999
---------------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                                                                 $180,402       $176,000
  Loan Fees                                                                                            8,246          9,581
  Income on Lease Financing                                                                           11,109          8,268
  Interest and Dividends on Investment Securities
    Taxable                                                                                           14,236         13,679
    Non-taxable                                                                                          279            276
  Income on Investment Securities Available for Sale                                                  41,033         41,782
  Interest on Deposits                                                                                 3,764          8,226
  Interest on Security Resale Agreements                                                                  10            101
  Interest on Funds Sold                                                                                 473          2,553
---------------------------------------------------------------------------------------------------------------------------
    Total Interest Income                                                                            259,552        260,466
Interest Expense
  Interest on Deposits                                                                                68,214         66,327
  Interest on Security Repurchase Agreements                                                          22,953         24,416
  Interest on Funds Purchased                                                                          8,527         12,768
  Interest on Short-Term Borrowings                                                                    7,662          3,249
  Interest on Long-Term Debt                                                                          12,688          9,862
---------------------------------------------------------------------------------------------------------------------------
    Total Interest Expense                                                                           120,044        116,622
---------------------------------------------------------------------------------------------------------------------------

Net Interest Income                                                                                  139,508        143,844

Provision for Loan Losses                                                                             13,522         12,590
---------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                                                  125,986        131,254
Non-Interest Income
  Trust Income                                                                                        16,887         15,575
  Service Charges on Deposit Accounts                                                                  9,557          9,395
  Fees, Exchange, and Other Service Charges                                                           21,626         21,998
  Other Operating Income                                                                              15,575         12,355
  Investment Securities Gains                                                                            282          1,847
---------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                                                         63,927         61,170
Non-Interest Expense
  Salaries                                                                                            47,547         50,842
  Pensions and Other Employee Benefits                                                                14,630         15,043
  Net Occupancy Expense                                                                               11,816         12,268
  Net Equipment Expense                                                                               12,067         12,127
  Other Operating Expense                                                                             39,953         44,353
  Minority Interest                                                                                       69            207
---------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expense                                                                       126,082        134,840
---------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                                            63,831         57,584
Provision for Income Taxes                                                                            24,066         22,167
---------------------------------------------------------------------------------------------------------------------------

Net Income                                                                                           $39,765        $35,417
===========================================================================================================================
Basic Earnings Per Share                                                                               $0.50          $0.44
Diluted Earnings Per Share                                                                             $0.50          $0.44
Dividends Declared Per Share                                                                           $0.17          $0.17
Basic Weighted Average Shares                                                                     79,821,365     80,421,563
Diluted Weighted Average Shares                                                                   80,017,761     81,405,868
===========================================================================================================================

Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                                                                             Other
                                                                         Common  Capital Comprehens  Retained Treasury Comprehensive
(in thousands of dollars)                                          Total Stock   Surplus    Income   Earnings    Stock        Income
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                  $1,212,330  $806  $345,851  ($66,106)  $942,177 ($10,398)
Comprehensive Income
     Net Income                                                   39,765   -       -         -         39,765     -          $39,765
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment                         (7,630)  -       -        (7,630)     -         -
(7,630)
         Foreign Currency Translation Adjustment                   1,429   -       -         1,429      -         -            1,429
         Pension Liability Adjustments                            -        -       -         -          -         -          -
                                                                                                                             -------
     Total Comprehensive Income                                                                                              $33,564
                                                                                                                             =======
Common Stock Issued
  22,377 Profit Sharing Plan                                         361   -       -         -           (128)     489
  33,932 Stock Option Plan                                           398   -           3     -           (362)     757
  78,723 Dividend Reinvestment Plan                                1,123   -       -         -           (603)   1,726
     525 Directors' Restricted Shares and
              Deferred Compensation Plan                               9   -           9     -          -         -
Treasury Stock Purchased                                          (8,337)  -       -         -          -       (8,337)
Cash Dividends Paid                                              (13,541)  -       -         -        (13,541)    -
----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                                     $1,225,907  $806  $345,863  ($72,307)  $967,308 ($15,763)
======================================================================================================================

Balance at December 31, 1998                                  $1,185,594  $805  $342,932  ($22,476)  $867,852  ($3,519)
Comprehensive Income
     Net Income                                                   35,417   -       -         -         35,417     -          $35,417
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment                          1,131   -       -         1,131      -         -            1,131
         Foreign Currency Translation Adjustment                  (2,191)  -       -        (2,191)     -         -
(2,191)
         Pension Liability Adjustments                              -      -       -         -          -         -          -
                                                                                                                             -------
     Total Comprehensive Income                                                                                              $34,357
                                                                                                                             =======
Common Stock Issued
      81 Profit Sharing Plan                                           2   -           2     -          -         -
 183,628 Stock Option Plan                                         3,746   -       1,860     -         (1,195)   3,081
  65,874 Dividend Reinvestment Plan                                1,447   -         137     -            (16)   1,326
   1,241 Directors' Restricted Shares and
              Deferred Compensation Plan                              24   -          24     -          -         -
Treasury Stock Purchased                                          (3,920)  -       -         -          -       (3,920)
Cash Dividends Paid                                              (13,691)  -       -         -        (13,691)    -
----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                                     $1,207,559  $805  $344,955  ($23,536)  $888,367  ($3,032)
======================================================================================================================

  Pacific Century Financial Corporation and subsidiaries
  Consolidated Statements of Cash Flows  (Unaudited)
-------------------------------------------------------------------------------------------------------------
  Three Months ended March 31
  (in thousands of dollars)                                                                   2000       1999
-------------------------------------------------------------------------------------------------------------
  Operating Activities
  Net Income                                                                               $39,765    $35,417
  Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses, depreciation, and amortization of income and expense      13,826     11,314
       Deferred income taxes                                                               (13,079)     8,281
       Realized and unrealized investment security gains                                       (58)    (1,952)
       Other assets and liabilities, net                                                     1,477     (5,863)
                                                                                          -------------------
       Net cash provided by operating activities                                            41,931     47,197
-------------------------------------------------------------------------------------------------------------
  Investing Activities
  Proceeds from redemptions of investment securities held to maturity                       66,605    104,528
  Purchases of investment securities held to maturity                                       (2,627)  (346,227)
  Proceeds from sales of investment securities available for sale                           33,854    974,607
  Purchases of investment securities available for sale                                    (41,898)  (685,809)
  Net decrease (increase) in interest-bearing deposits                                      53,159    (34,175)
  Net decrease (increase) in funds sold                                                      9,630    (70,294)
  Net decrease (increase) in loans and lease financing                                     (65,080)   230,343
  Premises and equipment, net                                                               (5,385)    (7,112)
  Purchase of Triad  Insurance Agency, Inc.
     net of cash and non-interest bearing deposits acquired                                     --     (2,183)
  Purchase of additional interest in Bank of Hawaii Nouvelle Caledonie,
     net of cash and non-interest bearing deposits acquired                                     --       (642)
  Purchase of additional interest in Banque de Tahiti,
     net of cash and non-interest bearing deposits acquired                                     --       (633)
                                                                                          -------------------
       Net cash provided by investing activities                                            48,258    162,403
-------------------------------------------------------------------------------------------------------------
  Financing Activities
  Net decrease in demand, savings, and time deposits                                      (251,155)  (167,695)
  Proceeds from lines of credit and long-term debt                                         100,024    276,766
  Principal payments on lines of credit and long-term debt                                 (21,955)  (186,878)
  Net decrease in short-term borrowings                                                    (47,222)   (64,091)
  Net Common Stock issued (repurchased)                                                     (6,446)     1,299
  Cash dividends                                                                           (13,541)   (13,691)
                                                                                          -------------------
       Net cash used by financing activities                                              (240,295)  (154,290)
-------------------------------------------------------------------------------------------------------------

  Effect of exchange rate changes on cash                                                    1,429     (2,191)
                                                                                          -------------------
       Increase (Decrease) in cash and non-interest bearing deposits                      (148,677)    53,119

  Cash and non-interest bearing deposits at beginning of year                              639,895    564,243
                                                                                          -------------------
  Cash and non-interest bearing deposits at end of period                                 $491,218   $617,362
=============================================================================================================

                Pacific Century Financial Corporation
             Notes to Consolidated Financial Statements
                            (Unaudited)

Note 1.         Basis of Presentation

        The accompanying unaudited consolidated financial statements of Pacific Century Financial Corporation (Pacific Century) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments of a normal and recurring nature, including adjustments related to completed acquisitions, which are necessary for a fair presentation of the results for the interim periods, and should be read in conjunction with the audited consolidated financial statements and related notes included in Pacific Century's 1999 Annual
Report on Form 10-K. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

        International operations include certain activities located domestically in Hawaii, as well as branches and subsidiaries domiciled outside the United States. The operations of Bank of Hawaii and First Savings and Loan Association of America located in the West and South Pacific that are denominated in U.S.
dollars are classified as domestic. Pacific Century's international operations are primarily concentrated in Hong Kong, Japan, Singapore, South Korea, Taiwan, French Polynesia, Fiji,
New Caledonia, Papua New Guinea and Vanuatu.

        Certain amounts in prior period financial statements have been reclassified to conform to the 2000 presentation.

Note 2.         Recent Accounting Pronouncements

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

Note 3.         Earnings Per Share

        For the three months ended March 31, 2000 and 1999, there were no adjustments to net income (the numerator) for purposes of computing basic and diluted earnings per share (EPS). The weighted average shares (the denominator) for computing basic and diluted EPS for the three months ended March 31, 2000 and 1999 are presented in the Consolidated Statements of Income. Included in the weighted average shares for computing EPS is the dilutive effect of stock options of 196,396 and 984,305 shares for the three months ended March 31, 2000 and 1999, respectively.

Note 4.         Income Taxes

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

Note 5.         Business Segments

     Pacific Century is a financial services organization that maintains a broad presence throughout the Pacific region.
Pacific Century assesses the financial performance of its operating components in accordance with geographic and functional areas of operations. Geographically, Pacific Century has aligned its operations into four principal segments: Hawaii, the Pacific, Asia, and the U.S. Mainland. In addition, the Treasury and Other Corporate segment includes corporate asset and liability management activities and the unallocated portion of various administrative and support units. Descriptions of these business segments are included in Pacific Century's 1999 Annual Report on Form 10-K.

        Business segment results are determined based on Pacific Century's internal financial management reporting process and organization structure. The financial management reporting process uses various techniques to assign and transfer balance sheet and income statement amounts between business segments including allocations for overhead, economic provision and capital. In its business segment financial reporting process, Pacific Century utilizes certain accounting practices that could differ from accounting principles generally accepted in the United States. Accordingly, certain balances reflected in the business segment report may not agree with corresponding amounts in the Consolidated Financial Statements. Accounting practices and other key elements of Pacific Century's business segment financial management reporting is discussed in Pacific Century's 1999 Annual Report on Form 10-K.

        From time to time, Pacific Century's business segment management reporting process may change based on refinements in segment reporting policies or changes in accounting systems, information systems, organizational structure, or product lines. These changes could result in a realignment of business segments or modifications to allocation and transfer methodologies. Should material changes be made to the financial management reporting process, prior period reports would be restated.

        Presented below are the financial results for each of Pacific Century's principal market segments for the three months ended March 31, 2000 and 1999.

Line of Business Selected Financial Information
----------------------------------------------------------------------------------------------------------
                                                                                     Treasury
                                                                             U. S.  and Other Consolidated
(in thousands of dollars)                Hawaii     Pacific        Asia   Mainland  Corporate        Total
----------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2000
Net Interest Income                     $68,769     $29,909      $5,710    $28,145     $6,975     $139,508
Economic Provision (1)                   (6,806)     (3,499)     (4,861)    (2,780)     4,424      (13,522)
                                     ---------------------------------------------------------------------
Risk-Adjusted Net Interest Income        61,963      26,410         849     25,365     11,399      125,986
Non-Interest Income                      36,566       8,735       5,197      3,360     10,069       63,927
                                     ---------------------------------------------------------------------
Total Risk-Adjusted Revenue              98,529      35,145       6,046     28,725     21,468      189,913
Non-Interest Expense                     67,819      26,368       6,860     17,712      7,323      126,082
                                     ---------------------------------------------------------------------
Net Income (Loss) Before Income Taxe     30,710       8,777        (814)    11,013     14,145       63,831
Income Taxes (2)                        (12,931)     (3,718)        324     (2,124)    (5,617)     (24,066)
                                     ---------------------------------------------------------------------
Net Income (Loss)                    $   17,779  $    5,059  $     (490)$    8,889 $    8,528  $    39,765
                                     =====================================================================
Total Assets                         $5,013,427  $2,328,622  $1,399,860 $2,895,581 $2,612,896  $14,250,386
                                     =====================================================================
Three Months Ended March 31, 1999
Net Interest Income                     $72,818     $30,900      $8,751    $26,185     $5,190     $143,844
Economic Provision (1) (3)               (8,915)     (3,383)     (4,875)    (2,951)     7,534      (12,590)
                                     ---------------------------------------------------------------------
Risk-Adjusted Net Interest Income        63,903      27,517       3,876     23,234     12,724      131,254
Non-Interest Income                      30,821      11,338       4,221      2,829     11,961       61,170
                                     ---------------------------------------------------------------------
Total Risk-Adjusted Revenue              94,724      38,855       8,097     26,063     24,685      192,424
Non-Interest Expense                     72,519      27,902       6,760     17,472     10,187      134,840
                                     ---------------------------------------------------------------------
Net Income Before Income Taxes           22,205      10,953       1,337      8,591     14,498       57,584
Income Taxes (2)                         (9,605)     (4,541)       (584)    (1,720)    (5,717)     (22,167)
                                     ---------------------------------------------------------------------
Net Income                           $   12,600  $    6,412  $      753 $    6,871 $    8,781  $    35,417
                                     =====================================================================
Total Assets                         $5,209,603  $2,420,963  $1,458,843 $2,819,027 $3,019,850  $14,928,286
                                     =====================================================================
(1) The economic provision for loan losses reflects the expected normalized loss factor determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio.  The economic provision differs from the provision determined under generally accepted accounting principles.  The difference between the sum of the economic provision for business segments and the provision in the consolidated financial statements is included in Treasury and Other Corporate.
(2) Tax benefits are allocated to the business segment to which they relate.  In the quarters ended March
31, 2000 and 1999, income taxes for the U. S. Mainland segment included $3.3 million and $2.8 million, respectively, in tax benefits from low income housing tax credits and investment tax  credits.
(3) For the first quarter of 1999, the economic provision for Asia was adjusted upwards from the amount reported previously to reflect the normalized loss factors resulting from the company's assessment of reform measures initiated to deal with the financial turmoil in the region.  Previously, economic provisions for uncertainty in the region were reflected in the provision for Treasury.

Item 2.         Management's Discussion and Analysis of Financial
Condition and Results of Operations


PERFORMANCE HIGHLIGHTS

        Pacific Century Financial Corporation (Pacific Century) reported earnings for the three months ended March 31, 2000 of $39.8 million, up 12.3% from $35.4 million in the same year ago period. Both basic and diluted earnings per share in the first quarter of 2000 were $0.50, compared to $0.44 in the same 1999 quarter, reflecting an increase of 13.6%.

        Performance ratios for the three months ended March 31, 2000 improved over 1999. In the first quarter of 2000, return on average assets (ROAA) and return on average equity (ROAE) were 1.13% and 13.19%, respectively, compared to 0.96% and 12.00% in the same 1999 quarter. For the full year of 1999, ROAA was 0.91% and ROAE was 10.99%.

        Financial results under a tangible performance basis excludes from reported earnings the after tax impact of amortization of all intangibles, including goodwill. On a tangible basis, Pacific Century's earnings in the first quarter of 2000 were $43.9 million, reflecting an 11.8% increase from $39.3 million in the same year ago quarter. On a per share basis, tangible diluted earnings per share were $0.55 in the first quarter of 2000, up from $0.48 per share in 1999's first quarter. Tangible ROA and ROE for the quarter were 1.26% and 17.54%, respectively, compared to 1.08% and 16.21% in the same quarter last year.

        On a taxable equivalent basis, net interest income for the three months ended March 31, 2000 was $139.8 million, down from the $144.0 million in the same year ago period. This decline primarily resulted from lower average earning assets in the current quarter, which was partially offset by a rise in net interest margin.

        Total assets at March 31, 2000 stood at $14.3 billion relative to $14.4 billion at December 31, 1999 and $14.9 billion at March 31, 1999. Year-over-year, $142.0 million in loan growth was more than offset by a $699.8 million decline in investment securities and other short-term interest earning assets. The reduction in securities and short-term earning assets primarily is a result of managing down less productive assets.

        Non-performing assets (NPAs), exclusive of accruing loans past due 90 days or more, ended 2000's first quarter at $136.4 million, or 1.39% of total loans. Comparatively, NPAs were $149.9 million, or 1.54% of total loans at year-end 1999 and $163.3 million, or 1.69% of total loans at March 31, 1999.

        The reserve for loan losses totaled $195.4 million at the end of March 2000, representing 2.05% of loans outstanding, compared to $209.3 million and 2.22%, respectively, on the same date in 1999. Net charge-offs for the first quarter of 2000 were $11.3 million, or 0.48% of average loans, compared to $10.8 million and 0.46% in the first quarter of 1999 and $36.8 million and 1.55% in 1999's final quarter.

        In September 1999, Pacific Century announced its redesign program to improve the delivery of financial services in Hawaii and the West Pacific, generate revenue growth from new and existing sources, and reduce expenses by simplifying and streamlining processes. The implementation phase of the redesign began in fourth quarter of 1999 and is expected to be substantially completed in twelve months. When fully implemented at the beginning of the fourth quarter of 2000, the redesign is expected to contribute an annualized pretax increase in revenue of $21 million and annualized reduction in operating expenses of $43 million. To date, results associated with implementing redesign initiatives have been in line with expectations.

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

Highlights                                       Pacific Century Financial Corporation and subsidiaries
Table 1
-----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars except per share amounts)
                                                                                                                   Percentage
Earnings Highlights and Performance Ratios                                                  2000            1999       Change
-----------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31
   Net Income                                                                            $39,765         $35,417         12.3%
   Basic Earnings Per Share                                                                 0.50            0.44         13.6%
   Diluted Earnings Per Share                                                               0.50            0.44         13.6%
   Cash Dividends                                                                         13,541          13,691

   Return on Average Assets                                                                 1.13%           0.96%
   Return on Average Equity                                                                13.19%          12.00%
   Average Spread on Earning Assets                                                         4.31%           4.24%
   Efficiency Ratio                                                                        62.06%          66.37%


Summary of Results Excluding the Effect of Intangibles (a)
-----------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31
   Net Income                                                                            $43,889         $39,252         11.8%
   Basic Earnings per Share                                                                $0.55           $0.49         12.2%
   Diluted Earnings per Share                                                              $0.55           $0.48         14.6%
   Return on Average Assets                                                                 1.26%           1.08%
   Return on Average Equity                                                                17.54%          16.21%
   Efficiency Ratio                                                                        59.73%          64.25%

(a) Intangibles include goodwill, core deposit and trust intangibles, and other intangibles.

                                                                                        March 31        March 31   Percentage
Statement of Condition Highlights and Performance Ratios                                    2000            1999       Change
-----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                         $14,250,386     $14,928,286         -4.5%
Net Loans                                                                              9,346,460       9,208,126          1.5%
Total Deposits                                                                         9,143,063       9,434,427         -3.1%
Total Shareholders' Equity                                                             1,225,907       1,207,559          1.5%

Book Value Per Common Share                                                               $15.39          $15.01
Loss Reserve / Loans Outstanding                                                            2.05%           2.22%
Average Equity / Average Assets                                                             8.54%           7.98%

Common Stock Price Range                                                                    High             Low
     1999 ..............................                                                  $24.94          $17.38
     2000 First Quarter.................                                                  $20.38          $14.35
-----------------------------------------------------------------------------------------------------------------------------

LINE OF BUSINESS FINANCIAL REVIEW

        Pacific Century is a financial services organization that maintains a broad presence throughout the Pacific region and operates through a unique trans-Pacific network of locations.
Its activities are conducted primarily through more than 180 branches and representative and extension offices (including branches of affiliate banks). Pacific Century provides diverse financial products and services to individuals, businesses, governmental agencies and financial institutions.

        Pacific Century assesses the financial performance of its operating components primarily in accordance with geographic and functional areas of operations. Geographically, Pacific Century has aligned its operations into four principal geographic segments: Hawaii, the Pacific, Asia, and the U.S. Mainland. In addition, there is also a segment for Treasury and Other Corporate. A further discussion of these segments and the reporting process is included in the 1999 Annual Report on Form 10-K.

        Note 5 to the Consolidated Financial Statements presents Pacific Century's business segment financial reports for the three months ended March 31, 2000 and 1999. Because business segment financial reports are prepared in accordance with accounting practices that could differ from accounting principles generally accepted in the United States, the amounts reflected therein may not agree with the corresponding amounts reported in the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

        In addition to the performance measurements in the business segment financial report, Pacific Century also utilizes risk-adjusted return on capital (RAROC) to assess segment performance. RAROC is the ratio of risk-adjusted net income to equity. Equity is allocated to business units based on various risk factors inherent in the operations of each unit. A second performance measurement is net income after capital charge (NIACC). NIACC is net income available to common shareholders less a charge for allocated capital. The cost of capital is based on the estimated minimum rate of return expected by the financial markets. The minimum rate of return consists of the following components: the long-term government bond rate plus an additional level of return for the average risk premium of an equity investment adjusted for Pacific Century's market risk.

Hawaii Market

        Pacific Century's oldest and largest market is Hawaii, where operations are conducted primarily through its principal subsidiary, Bank of Hawaii. Bank of Hawaii was established in 1897, and is the largest bank headquartered in the State of Hawaii offering a wide array of financial products and services. Bank of Hawaii operates through 74 branches in Hawaii, including both traditional full-service branches and in-store locations.

        The Hawaii segment includes retail and commercial operating units. Retail operating units service and sell a broad line of consumer financial products. These units include consumer deposits, consumer lending, residential real estate lending, auto financing, credit cards, and private and institutional services (trust, mutual funds, and stock brokerage).

        In the business banking area, Bank of Hawaii is a major commercial lender and maintains a significant presence throughout the State. Commercial operating units in the Hawaii market include small business, Hawaii commercial banking, commercial products and commercial real estate.

        For the quarter ended March 31, 2000, the Hawaii segment contributed $17.8 million in net income an increase of 41.1% from the $12.6 million reported for the first quarter of 1999. The higher 2000 earnings were primarily driven by a $5.7 million increase in non-interest income and a $4.7 million reduction in non-interest expense. The increase in non-interest income for March 2000 included approximately $2.0 million in non-recurring other operating income. The positive effects from the implementation of redesign initiatives and the Year 2000 remediations costs expended last year primarily explains the decline in non-interest expense. RAROC for this segment rose to 21% for the first quarter of 2000 from 13% in the same quarter of 1999. Total assets in the Hawaii segment declined to $5.0 billion at March 31, 2000 from $5.3 billion at year-end 1999 and $5.2 billion at March 31, 1999.

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

        Net income in the Pacific segment was $5.1 million for the quarter ended March 31, 2000, down from $6.4 million in the first quarter of 1999. The lower 2000 results is partially due to unfavorable fluctuations in currency exchange rates in the South Pacific. RAROC, including the amortization of intangibles for this segment, declined to 9% in the first quarter of 2000 from 12% for the same quarter in 1999. Total assets in the Pacific segment were $2.3 billion at the end of March 2000, down from $2.5 billion and $2.4 billion from year-end 1999 and the same year ago date, respectively.

Asia Market

        Pacific Century operates in Asia through Bank of Hawaii branches in Hong Kong, Japan, Singapore, South Korea and Taiwan and a representative office with extensions in the Philippines.

        Pacific Century's business focus in Asia is correspondent banking and trade financing. The lending emphasis is on credits relating to and resulting from trade activities, trade finance and working capital loans for companies that have business interests in the Asia-Pacific markets. Pacific Century's network of locations in the Pacific and its presence on the U.S. Mainland help customers facilitate the flow of business and investment transactions across Asia-Pacific.

        For the quarter ended March 31, 2000, the Asia segment reflected a net loss of $0.5 million, compared to net income of $0.8 million for the same quarter in 1999. The lower 2000 results is primarily due to a decline in net interest income, which was driven by a reduction in the net interest margin rate. Partially offsetting this decline, was a rise in non-interest income. RAROC for this segment was (2)% in the first quarter of 2000, compared to 3% for the same quarter in 1999. As of March 31, 2000, December 31, 1999 and March 31, 1999, total assets in the Asia segment were $1.4 billion, $1.4 billion and $1.5 billion, respectively.

        For additional information on Asia, see the "Foreign
Operations" section in this report.

U.S. Mainland Market

        Pacific Century's U.S. Mainland segment includes Pacific
Century Bank, N.A. and Bank of Hawaii operating units for large corporate lending and leasing.

        In the first quarter of 2000, the U.S. Mainland segment contributed net income of $8.9 million, up from $6.9 million in the same year ago quarter. Net income for the three months ended March 31, 2000 and 1999, included tax benefits of $3.3 million and $2.8 million, respectively, from low income housing tax credits and investment tax credits. RAROC, including the amortization of intangibles for this segment was 13% in the first quarter of 2000, improving from 10% for the same quarter in 1999. As of March 31, 2000, December 31, 1999 and March 31, 1999, total assets in the U.S. Mainland segment were $2.9 billion, $2.7 billion and $2.8 billion, respectively.

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

        The Treasury and Other Corporate segment reflected a first quarter 2000 net income of $8.5 million, compared to $8.8 million in the same quarter in 1999. At March 31, 2000, year-end 1999 and March 31, 1999 this segment held assets of $2.6 billion, $2.6 billion, and $3.0 billion, respectively. The year-over-year reduction in assets is primarily due to a decline in investment securities and other short-term interest earning assets.

STATEMENT OF INCOME ANALYSIS

Net Interest Income

        In the first quarter of 2000, net interest income on a taxable equivalent basis was $139.8 million, down 2.9% from the $144.0 million reported in the same year-earlier quarter. The change between periods reflected a drop in average earning assets that was partially offset by a rise in the net interest margin.

        In the first quarter of 2000, the average net interest margin on earning assets rose to 4.31% from 4.24% for the same quarter in 1999. The average yield on earning assets increased from 7.67% in 1999's first quarter to 8.01% in the current quarter and reflects the general rise in market interest rates. In addition, declines in the average balance of lower yielding foreign loans, interest-bearing deposits and investment securities contributed to the higher overall yield in the first quarter of 2000. The average rate on interest-bearing liabilities increased to 4.56% in the current quarter from 4.17% in the same quarter last year. Presented in Table 2 are average balances, yields, and rates paid for the three months ended March 31, 2000, March 31, 1999 and December 31, 1999. Additionally, the results for the full year 1999 are also presented.

Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent (Unaudited)
Table 2
------------------------------------------------------------------------------------------------
                                                   Three Months Ended        Three Months Ended
                                                     March 31, 2000            March 31, 1999
                                                  Average Income/ Yield/   Average Income/ Yield/
(in millions of dollars)                          Balance Expense  Rate    Balance Expense  Rate
------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                        $206.5    $3.8  7.33%    $466.6    $8.2  7.15%
  Investment Securities Held to Maturity
    -Taxable                                        775.5    14.2  7.38      790.0    13.7  7.02
    -Tax-Exempt                                      10.0     0.4 17.32       11.7     0.4 14.73
  Investment Securities Available for Sale        2,527.0    41.0  6.53    2,815.3    41.8  6.02
  Funds Sold                                         35.0     0.5  5.56      208.2     2.7  5.17
  Net Loans
    -Domestic                                     7,897.9   166.7  8.49    7,778.2   158.3  8.25
    -Foreign                                      1,586.1    24.9  6.30    1,713.7    25.9  6.15
  Loan Fees                                                   8.3                      9.6
                                                ------------------------------------------------
    Total Earning Assets                         13,038.0   259.8  8.01   13,783.7   260.6  7.67
Cash and Due From Banks                             506.5                    517.6
Other Assets                                        657.0                    694.3
                                                ---------                ---------
    Total Assets                                $14,201.5                $14,995.6
                                                =========                =========
Interest Bearing Liabilities
  Domestic Dep- Demand                           $2,115.6    12.3  2.33   $2,163.9    12.0  2.25
              - Savings                             700.1     3.5  2.03      735.0     3.7  2.02
              - Time                              2,764.9    35.1  5.10    2,610.9    30.7  4.77
                                                ------------------------------------------------
    Total Domestic                                5,580.6    50.9  3.67    5,509.8    46.4  3.41
  Foreign Deposits
    - Time Due to Banks                             487.8     7.0  5.79      652.9     8.6  5.36
    - Other Time and Savings                      1,121.6    10.3  3.70    1,160.1    11.3  3.95
                                                ------------------------------------------------
    Total Foreign                                 1,609.4    17.3  4.33    1,813.0    19.9  4.46
                                                ------------------------------------------------
    Total Interest Bearing Deposits               7,190.0    68.2  3.82    7,322.8    66.3  3.67
Short-Term Borrowings                             2,626.6    39.1  5.99    3,372.5    40.4  4.86
Long-Term Debt                                      773.0    12.7  6.60      651.8     9.9  6.14
                                                ------------------------------------------------
    Total Interest Bearing Liabilities           10,589.6   120.0  4.56   11,347.1   116.6  4.17
                                                ------------------------------------------------
Net Interest Income                                         139.8                    144.0
Interest Rate Spread                                               3.45%                    3.50%
Net Interest Margin                                                4.31%                    4.24%
Demand Deposit- Domestic                          1,663.6                  1,644.4
              - Foreign                             419.5                    448.2
                                                ---------                ---------
Total Demand Deposits                             2,083.1                  2,092.6
Other Liabilities                                   316.7                    359.1
Shareholders' Equity                              1,212.1                  1,196.8
                                                ---------                ---------
    Total Liabilities and Shareholders' Equity  $14,201.5                $14,995.6
                                                =========                =========
Provision for Loan Losses                                    13.5                     12.6
Net Overhead                                                 62.2                     73.7
                                                            -----                    -----
Income Before Income Taxes                                   64.1                     57.7
Provision for Income Taxes                                   24.1                     22.2
Tax-Equivalent Adjustment                                     0.2                      0.1
                                                            -----                    -----
Net Income                                                  $39.8                    $35.4
                                                            =====                    =====

Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent (Unaudited)
Table 2
------------------------------------------------------------------------------------------------
                                                    Three Months Ended       Twelve Months Ended
                                                    December 31, 1999         December 31, 1999
                                                  Average Income/ Yield/   Average Income/ Yield/
(in millions of dollars)                          Balance Expense  Rate    Balance Expense  Rate
------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                        $268.4    $4.6  6.75%    $385.0   $24.9  6.48%
  Investment Securities Held to Maturity
    -Taxable                                        794.4    14.6  7.27      805.2    57.8  7.18
    -Tax-Exempt                                      11.6     0.4 14.34       11.7     1.7 14.41
  Investment Securities Available for Sale        2,590.0    41.8  6.40    2,698.8   168.0  6.23
  Funds Sold                                         33.2     0.5  6.53      102.0     5.4  5.31
  Net Loans
    -Domestic                                     7,803.0   161.4  8.20    7,742.3   623.0  8.05
    -Foreign                                      1,688.6    25.1  5.91    1,702.2   106.4  6.25
  Loan Fees                                                   9.8                     39.9
                                                ------------------------------------------------
    Total Earning Assets                         13,189.2   258.2  7.77   13,447.2 1,027.1  7.64
Cash and Due From Banks                             519.3                    486.6
Other Assets                                        650.8                    649.1
                                                ---------                ---------
    Total Assets                                $14,359.3                $14,582.9
                                                =========                =========
Interest Bearing Liabilities
  Domestic Dep- Demand                           $2,110.5    12.1  2.28   $2,137.1    48.5  2.27
              - Savings                             711.9     3.7  2.03      723.9    14.7  2.03
              - Time                              2,634.8    32.4  4.88    2,559.4   123.3  4.82
                                                ------------------------------------------------
    Total Domestic                                5,457.2    48.2  3.50    5,420.4   186.5  3.44
  Foreign Deposits
    - Time Due to Banks                             625.6     8.7  5.50      641.4    33.7  5.25
    - Other Time and Savings                      1,171.7    10.6  3.60    1,165.7    41.0  3.52
                                                ------------------------------------------------
    Total Foreign                                 1,797.3    19.3  4.26    1,807.1    74.7  4.13
                                                ------------------------------------------------
    Total Interest Bearing Deposits               7,254.5    67.5  3.69    7,227.5   261.2  3.61
Short-Term Borrowings                             2,707.6    35.4  5.18    3,014.8   146.2  4.85
Long-Term Debt                                      747.4    12.1  6.45      685.9    44.3  6.46
                                                ------------------------------------------------
    Total Interest Bearing Liabilities           10,709.5   115.0  4.26   10,928.2   451.7  4.13
                                                ------------------------------------------------
Net Interest Income                                         143.2                    575.4
Interest Rate Spread                                               3.51%                    3.51%
Net Interest Margin                                                4.31%                    4.28%
Demand Deposit- Domestic                          1,662.8                  1,652.6
              - Foreign                             457.5                    435.2
                                                ---------
Total Demand Deposits                             2,120.3                  2,087.8
Other Liabilities                                   315.3                    356.9
Shareholders' Equity                              1,214.2                  1,210.0
                                                ---------                ---------
    Total Liabilities and Shareholders' Equity  $14,359.3                $14,582.9
                                                =========                =========
Provision for Loan Losses                                    20.9                     60.9
Net Overhead                                                 61.7                    288.2
                                                            -----                   ------
Income Before Income Taxes                                   60.6                    226.3
Provision for Income Taxes                                   22.8                     92.7
Tax-Equivalent Adjustment                                     0.2                      0.6
                                                            -----                   ------
Net Income                                                  $37.6                   $133.0
                                                            =====                   ======

Provision for Loan Losses

        The provision for loan losses was $13.5 million in 2000's first quarter, up from $12.6 million for the same quarter last year. For the full year 1999, the provision for loan losses was $60.9 million. For further information on credit quality, refer to the section on "Corporate Risk Profile - Credit Risk - Reserve for Loan Losses."

Non-Interest Income

        Total non-interest income in the first quarter of 2000, was $63.9 million, compared to $61.2 million in the same quarter in 1999. Exclusive of investment securities gains, non-interest income rose $4.3 million or 7.3% in the March 2000 quarter over the same year ago period.

Non-Interest Income
Table 3
                                                3 Months Ended  3 Months Ended
(in millions)                                    Mar. 31, 2000   Mar. 31, 1999
---------------------------------------------------------------------------------------
Trust Income                                             $16.9           $15.6
Service Charges on Deposit Accounts                        9.5             9.4
Fees, Exchange and Other Service
  Charges                                                 21.6            22.0
Other Operating Income                                    15.6            12.4
Investment Securities Gains                                0.3             1.8
---------------------------------------------------------------------------------------
     Total Non-Interest Income                           $63.9           $61.2
=======================================================================================

        Trust income for the first quarter of 2000 increased to $16.9 million, up 8.4% from the same quarter last year. The year-over-year rise in trust income is primarily attributed to increases in mutual fund management fees and annuity fees. The Pacific Capital family of mutual funds and Hawaiian Tax Free Trust, which are managed by Pacific Century Trust, have continued to experience growth. At March 31, 2000, the aggregate balance of these funds stood at $4.1 billion, up from $3.2 billion at the same date last year.

        Service charges on deposit accounts for the March 2000 quarter totaled $9.5 million, reflecting an increase of 1.7% over the same quarter last year. The implementation of redesign initiatives modestly contributed to the increase in deposit fees since these initiatives were implemented in March.

        Fees, exchange and other service charges were $21.6 million in the first quarter of 2000, compared to $22.0 million in the same 1999 quarter. During the current quarter, fees generated from mortgage servicing and Pacific Century's ATM network reflected an increase over the same period last year, which was more than offset by reductions in fees related to South Pacific subsidiaries.

        Other operating income in 2000's first quarter was $15.6 million, reflecting an increase of $3.2 million over the same quarter of 1999. Current quarter results included approximately $2.0 million in non-recurring income relative to securities received in the demutulization of a large insurance company. Additionally, the increase in other operating income reflected positive contributions from implementing redesign initiatives.

        Sales of investment securities during the three months ended March 31, 2000 resulted in net investment security gains of $0.3 million, compared to $1.8 million in the comparable year earlier period.

Non-Interest Expense

        Total non-interest expense for the March 2000 quarter was $126.1 million, down 6.5% from $134.8 million in the like quarter of 1999. This improvement is largely driven by reduced Year 2000 remediation costs and reduced compensation and other operating expenses related to New Era implementation.

Non-Interest Expense
Table 4
                                                3 Months Ended  3 Months Ended
(in millions)                                    Mar. 31, 2000   Mar. 31, 1999
---------------------------------------------------------------------------------------
Salaries and Pension and Other Employee Benefits         $62.1           $65.8
Net Occupancy and Net Equipment Expense                   23.9            24.4
Other Operating Expense                                   40.0            44.4
Minority Interest                                          0.1             0.2
---------------------------------------------------------------------------------------
     Total Non-Interest Expense                         $126.1          $134.8
=======================================================================================

        Salaries and pension and other employee benefits expense totaled $62.1 million in the first quarter of 2000, down 5.6% from $65.8 million in the same quarter last year. This reduction largely resulted from staff reductions relative to the redesign.

        Net occupancy and equipment expense in the March 2000 quarter was $23.9 million, a decrease of 2.1% from $24.4 million for the same period in 1999.

        Other operating expense decreased to $40.0 million in the first quarter of 2000, down 9.9% from $44.4 million for the same quarter in 1999. This reduction is largely related to cost savings achieved from implementing redesign initiatives and Year 2000 readiness costs that were incurred in 1999's first quarter.

        Pacific Century utilizes the efficiency ratio as a tool to manage non-interest income and expense. The efficiency ratio is derived by dividing non-interest expense by net operating revenue (net interest income plus non-interest income before securities transactions). For the first quarter of 1999, the efficiency ratio was 62.1%. Comparatively, this ratio was 66.4% in the same quarter last year and 63.3% in the final quarter of 1999. On a tangible basis, the efficiency ratio was 59.7% for the March 2000 quarter, improving from 64.3% in the same year ago period.

BALANCE SHEET ANALYSIS

Loans

        Loans comprise the largest category of earning assets for Pacific Century and produce the highest level of earnings. At March 31, 2000, loans outstanding were $9.8 billion, up from $9.7 billion at year-end 1999 and $9.6 billion at March 31, 1999. While the overall loan portfolio reflected a year-over-year increase of 1.5%, foreign loans declined by 9.5%, which reflected currency translation adjustments and an intended scaling back of loans in the Asia market.

        Pacific Century's objective is to maintain a diverse loan portfolio in order to spread credit risk and reduce exposure to economic downturns that may impact different markets and industries. The composition of the loan portfolio is regularly monitored to ensure diversity as to loan type, geographic distribution, and industry and borrower concentration.

        Table 5 presents the composition of the loan portfolio by major loan categories as of March 31, 2000, December 31, 1999 and March 31, 1999.

Loan Portfolio Balances
Table 5
----------------------------------------------------------------------------------
                                             March 31    December 31      March 31
(in millions of dollars)                         2000           1999          1999
----------------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial                 $2,558.6       $2,493.0      $2,468.4
   Real Estate
       Constructio-- Commercial                 317.5          315.1         312.3
                  -- Residential                 16.8           13.8          21.0
       Mortgage --Commercial                  1,256.6        1,244.8       1,231.5
               -- Residential                 2,677.7        2,645.4       2,568.0
   Installment                                  745.0          756.1         733.5
   Lease Financing                              626.3          627.6         556.0
----------------------------------------------------------------------------------
     Total Domestic                           8,198.5        8,095.8       7,890.7
----------------------------------------------------------------------------------
Foreign Loans                                 1,581.1        1,621.8       1,747.0
----------------------------------------------------------------------------------
     Total Loans                             $9,779.6       $9,717.6      $9,637.7
==================================================================================

Investment Securities

        Pacific Century's investment portfolio is managed to provide collateral for cash management needs, to meet strategic asset/liability positioning, and to provide both interest income and balance sheet liquidity. At $2.5 billion, available-for-sale securities at March 31, 2000 were almost level with year-end
1999, but were down from $2.7 billion at the same date last year. Securities held to maturity were $732 million at March 31, 2000, declining from $796 million at year-end 1999 and $895 million a year ago. Other short-term interest earning assets totaled $268 million at the end of the first quarter, down from $331 million and $610 million at December 31, 1999 and March 31, 1999, respectively. The decline in investment securities and other short-term interest earning assets relative to year-end 1999 and March 31, 1999, is primarily the result of managed reductions of lower yielding assets to improve balance sheet efficiency.

Deposits

        As of March 31, 2000, deposits totaled $9.1 billion, down from $9.4 billion at both year-end 1999 and March 31, 1999. Year-over-year, domestic deposits reflected an increase of $163 million, while foreign deposits declined by $455 million. Most of the drop in foreign deposits is accounted for in the time due to bank category, which experienced a $378 million year-over-year decrease. The decline in foreign deposits is also partially attributed to foreign currency exchange rate fluctuations in the South Pacific.

        Table 6 presents average deposits by type for the first quarters of 2000 and 1999 and the full year 1999.

Average Deposits
Table 6
--------------------------------------------------------------------------------------------------
                                      Quarter Ended            Year Ended           Quarter Ended
                                      March 31, 2000       December 31, 1999        March 31, 1999
                                     ----------------        --------------         --------------
(in millions of dollars)             Amount       Mix        Amount     Mix         Amount     Mix
--------------------------------------------------------------------------------------------------
Domestic
  Non-Interest Bearing Demand      $1,663.6      17.9%     $1,652.6    17.7%      $1,644.4    17.4%
  Interest-Bearing Demand           2,115.6      22.8       2,137.1    22.9        2,163.9    23.0
  Regular Savings                     700.1       7.6         723.9     7.8          735.0     7.8
  Time Certificates
    of Deposit
    ($100,000 or More)              1,177.3      12.7       1,043.2    11.2        1,032.4    11.0
All Other Time and
    Savings Certificates            1,587.6      17.1       1,516.2    16.3        1,578.5    16.8
--------------------------------------------------------------------------------------------------
Total Domestic                      7,244.2      78.1       7,073.0    75.9        7,154.2    76.0
--------------------------------------------------------------------------------------------------
Foreign
  Non-Interest Bearing Demand         419.5       4.5         435.2     4.7          448.2     4.8
  Time Due to Banks                   487.8       5.3         641.4     6.9          652.9     6.9
  Other Time and Savings            1,121.6      12.1       1,165.7    12.5        1,160.1    12.3
--------------------------------------------------------------------------------------------------
Total Foreign                       2,028.9      21.9       2,242.3    24.1        2,261.2    24.0

Total                              $9,273.1     100.0%     $9,315.3   100.0%      $9,415.4   100.0%
==================================================================================================

Borrowings

        Short-term borrowings, including funds purchased and securities sold under agreements to repurchase, totaled $2.7 billion at March 31, 2000, $2.8 billion at year-end 1999 and $3.2 billion at March 31, 1999.

        Long-term debt on March 31, 2000 increased to $806 million from $728 million at year-end 1999 and $676 million at March 31, 1999. This increase is primarily attributed to new Federal Home
Loan Bank advances in the first quarter, net of maturities.

FOREIGN OPERATIONS

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

        A detailed description of controls over risk exposure in international lending is provided in Pacific Century's 1999 Annual Report on Form 10-K. There has been no significant change to that process during 2000. Pacific Century continues to monitor its exposure in international lending with particular attention provided to Asia and the South Pacific.

        The countries in Asia to which Pacific Century maintains its largest credit exposure on a cross border basis include Japan, South Korea and France. Table 7 presents as of March 31, 2000, December 31, 1999, and March 31, 1999 a geographic distribution of Pacific Century's cross-border assets for each country in which such assets exceeded 0.75% of total assets.

Geographic Distribution of Cross-Border International Assets (1)
Table 7
 (in millions)
Country                             March 31, 2000     December 31, 1999        March 31, 1999
------------------------------------------------------------------------------------------------
Japan                                       $316.2                $320.4                $346.8
South Korea                                  305.6                 294.3                 275.7
France                                       147.8                 195.1                 135.0
Taiwan                                        98.2                  78.7                 134.2
All Others (2)                               451.2                 484.7                 591.0
                                          --------              --------              --------
                                          $1,319.0              $1,373.2              $1,482.7
                                          ========              ========              ========

(1) This table details by country cross-border outstandings that individually amounted to 0.75% or more of consolidated total assets as of March 31, 2000, December 31, 1999 and March 31, 1999.  Cross-border outstandings are defined as foreign monetary assets that are payable to Pacific Century in U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies.  Cross-border outstandings include loans, acceptances, and interest-bearing deposits with other banks.
(2) At March 31, 2000, the all others category included cross-border outstandings of $61.3 million in French
Polynesia and $46.1 million in New Caledonia.  The currency of both of these countries is the Pacific franc.

In the fourth quarter of 1999, $10.7 million in credits to a South Korean conglomerate were placed on non-performing status in conjunction with a partial charge-off. Negotiation with the conglomerate and its creditors are still in process. Pacific Century believes that it has adequately provided for the exposures relative to these credits.

CORPORATE RISK PROFILE

Credit Risk

Non-Performing Assets and Past Due Loans

        Non-performing assets (NPAs) consist of non-accrual loans, restructured loans and foreclosed real estate. These assets decreased to $136.4 million at March 31, 2000 from $149.9 million at year-end 1999 and $163.3 million at March 31, 1999.

        At March 31, 2000, the ratio of NPAs to outstanding loans was 1.39%. Comparatively this ratio was 1.54% at year-end 1999 and 1.69% at March 31, 1999. Table 8 presents Pacific Century's
NPAs and ratio of NPAs to total loans.

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

        Total non-accrual loans declined to $131.8 million at March 31, 2000, down from $145.3 million and $157.1 million at year-end 1999 and March 31, 1999, respectively. Reductions in non-accrual balances in the residential real estate and commercial and industrial loan portfolios primarily accounted for the decrease relative to year-end 1999 and March 31, 1999.

        Non-performing residential mortgages (excluding construction loans) totaled $23.2 million at March 31, 2000, compared to $29.7 million at year-end 1999. Contributing to this reduction was the sale of approximately $5.0 million in non-performing residential real estate loans during the March 2000 quarter. Because residential mortgages are secured by real estate, the credit risk on these loans is lower than for unsecured lending. Most of Pacific Century's residential loans are owner-occupied first mortgages and were generally underwritten to provide a loan-to-value ratio of no more than 80% at origination.

        Foreign loans on non-accrual at the end of the current quarter totaled $65.2 million, down from $67.4 million at year-end 1999 and up from $53.6 million at March 31, 1999. The year-over-year rise is attributed to an increase in non-performing Asian loans.

        There were no restructured loans as of March 31, 2000, December 31, 1999 and March 31, 1999.

        Foreclosed real estate totaled $4.6 million at March 31, 2000, unchanged from year-end 1999 and down from $6.2 million a year ago. At end of the current quarter, the foreclosed real estate portfolio consisted of properties located mostly in Hawaii.

        Accruing loans past due 90 days or more were $23.1 million at March 31, 2000, up from $18.5 million at year-end 1999 and $21.7 million at the same date last year. The ratio of NPAs and accruing loans past due 90 days or more to total loans was 1.63% at end of the March 2000 quarter, compared to 1.73% and 1.92% at December 31, 1999 and March 31, 1999, respectively.

Non-Performing Assets and Accruing Loans Past Due 90 Days or More
Table 8
----------------------------------------------------------------------
                                        March 31 December 31  March 31
(in millions of dollars)                    2000        1999      1999
----------------------------------------------------------------------
Non-Accrual Loans
   Commercial and Industrial               $20.1       $23.7     $39.1
   Real Estate
     Construction                            0.9         1.1       3.1
     Commercial                             18.2        19.0      18.7
     Residential                            23.2        29.7      37.6
   Installment                               0.5         0.5       0.5
   Leases                                    3.7         3.9       4.5
                                          ----------------------------
         Total Domestic                     66.6        77.9     103.5
   Foreign                                  65.2        67.4      53.6
                                          ----------------------------
         Subtotal                          131.8       145.3     157.1

Foreclosed Real Estate
   Domestic                                  4.3         4.3       6.1
   Foreign                                   0.3         0.3       0.1
                                          ----------------------------
         Subtotal                            4.6         4.6       6.2
                                          ----------------------------
     Total Non-Performing Assets           136.4       149.9     163.3
                                          ----------------------------

Accruing Loans Past Due 90 Days or More
   Commercial and Industrial                 6.7         5.9       4.3
   Real Estate
     Construction                            0.0         0.0       0.2
     Commercial                              2.1         1.9       0.4
     Residential                             5.0         4.0       3.5
   Installment                               4.7         4.5       6.9
   Leases                                    1.4         1.2       0.1
                                          ----------------------------
         Total Domestic                     19.9        17.5      15.4
   Foreign                                   3.2         1.0       6.3
                                          ----------------------------
         Subtotal                           23.1        18.5      21.7
                                          ----------------------------
     Total                                $159.5      $168.4    $185.0
                                          ============================
----------------------------------------------------------------------
Ratio of Non-Performing Assets
   to Total Loans                           1.39%       1.54%     1.69%
----------------------------------------------------------------------
----------------------------------------------------------------------
Ratio of Non-Performing Assets
   and Accruing Loans Past Due
   90 Days or More to Total Loans           1.63%       1.73%     1.92%
----------------------------------------------------------------------

Reserve for Loan Losses

        Pacific Century maintains reserve for loan losses at a level that it believes is adequate to absorb estimated inherent losses on all loans. The reserve level is determined based on a continuing assessment of problem credits, recent loss experience, changes in collateral values, and current and anticipated economic conditions. Pacific Century's credit administration procedures emphasizes the early recognition and monitoring of problem loans in order to control delinquencies and minimize losses. This process and the quarterly analysis to determine the adequacy of its reserve for loan losses is described in Pacific Century's 1999 Annual Report on Form 10-K.

        Reserve for loan losses ended the first quarter of 2000 at $195.4 million, marginally above year-end 1999 and $13.9 million below the same date last year. Net charge-offs for the first quarter of 2000 were $11.3 million or 0.48% of average loans, compared to $10.8 million, or 0.46% of average loans for the same quarter last year and $36.8 million, or 1.55% for the fourth quarter of 1999. The ratio of reserves to loans outstanding at March 31, 2000 was 2.05%, down from 2.22% at this date last year and unchanged from year-end 1999. A summary of the activity in the reserve for loan losses is presented in Table 9.

        At March 31, 2000, the reserve for loan losses provided coverage of 143% of non-performing assets, compared to 130% coverage at year-end 1999 and 128% at March 31, 1999. Additionally, the annualized ratio of reserves to gross charge-offs was 3.0 times for the first quarter of 2000, improving from
2.5 times for the same period last year and 1.9 times for all of 1999.

        For the three months ended March 31, 2000, recoveries totaled $4.8 million. Comparatively, recoveries were $5.8 million in the final quarter of 1999 and $10.0 million in the first quarter of 1999, which included a $7.0 million recovery of a U.S. mainland loan in the commercial and industrial portfolio.

Pacific Century Financial Corporation and subsidiaries
Reserve for Loan Losses
Table 9
------------------------------------------------------------------------------

                                                 First        Year       First
                                               Quarter       Ended     Quarter
(in millions of dollars)                          2000    12/31/99        1999
------------------------------------------------------------------------------
Average Amount of Loans Outstanding           $9,484.1    $9,444.5    $9,491.9
------------------------------------------------------------------------------
Balance of Reserve for Loan Losses
   at Beginning of Period                       $194.2      $211.3      $211.3
Loans Charged-Off
   Commercial and Industrial                       1.4        18.5         7.8
   Real Estate
     Construction                                   --         1.4          --
     Commercial                                    3.9         4.5         2.0
     Residential                                   2.4         7.8         2.0
   Installment                                     4.7        25.1         6.0
   Leases                                           --         0.2          --
------------------------------------------------------------------------------
       Total Domestic                             12.4        57.5        17.8
   Foreign                                         3.7        45.8         3.0
------------------------------------------------------------------------------
Total Charged-Off                                 16.1       103.3        20.8
Recoveries on Loans Previously Charged-Off
   Commercial and Industrial                       1.7        14.0         8.0
   Real Estate
     Construction                                   --         0.1          --
     Commercial                                    0.1         1.6         0.1
     Residential                                   0.5         0.6         0.0
   Installment                                     1.7         7.6         1.6
------------------------------------------------------------------------------
        Total Domestic                             4.0        23.9         9.7
   Foreign                                         0.8         5.6         0.3
------------------------------------------------------------------------------
Total Recoveries                                   4.8        29.5        10.0
------------------------------------------------------------------------------
Net Charge-Offs                                  (11.3)      (73.8)      (10.8)
Provision Charged to Operating Expenses           13.5        60.9        12.6
Other Net Additions (Reductions)*                 (1.0)       (4.2)       (3.8)
------------------------------------------------------------------------------
Balance at End of Period                        $195.4      $194.2      $209.3
==============================================================================
Ratio of Net Charge-Offs to
  Average Loans Outstanding  (annualized)         0.48%       0.78%       0.46%
------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding             2.05%       2.05%       2.22%
------------------------------------------------------------------------------
* Includes balance transfers, reserves acquired, and foreign currency translation adjustments.

Market Risk

        At Pacific Century, assets and liabilities are managed to maximize long term risk adjusted returns to shareholders.
Pacific Century's asset and liability management process involves measuring, monitoring, controlling and managing financial risks that can significantly impact Pacific Century's financial position and operating results. Financial risks in the form of interest rate sensitivity, foreign currency exchange fluctuations, liquidity, and capital adequacy are balanced with expected returns to maximize earnings performance and shareholder value, while limiting the volatility of each. A detailed discussion of these risks and Pacific Century's approach to managing the risks are described in its 1999 Annual Report on Form 10-K.

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

        Table 10 presents as of March 31, 2000, December 31, 1999 and March 31, 1999, the results from this model. The NII simulation model provides an estimate of the change in NII from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period relative to what the NII would have been if interest rates did not change. The resulting estimate in NII exposure is well within the approved Asset Liability Management Committee guidelines and presents a balance sheet exposure that is slightly liability sensitive. A liability sensitive exposure would imply an unfavorable short-term impact on NII in periods of rising interest rates.

Market Risk Exposure to Interest Rate Changes
Table 10
                                        March 31, 2000      December 31, 1999         March 31, 1999
----------------------------------------------------------------------------------------------------
                                  Interest Rate Change   Interest Rate Change   Interest Rate Change
                                     (in basis points)      (in basis points)      (in basis points)
                                       -200       +200        -200       +200        -200       +200
----------------------------------------------------------------------------------------------------
Estimated Exposure as a
Percent of Net Interest Income          0.6%    (2.2)%        1.4%     (1.7)%        1.4%     (0.5)%
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

        On the other hand, Pacific Century is exposed to foreign currency exchange rate changes from the capital invested in its foreign subsidiaries and branches located throughout the South Pacific and Asian Rim. These investments are designed to diversify Pacific Century's total balance sheet exposure. A portion of the capital investment in French Polynesia and New Caledonia is offset by a borrowing denominated in euro and a foreign exchange currency hedge transaction. As of March 31, 2000, the remainder of these capital positions which aggregated $90.4 million, was not hedged. The comparative unhedged position at year-end 1999 was $87.6 million and $97.4 million at March 31, 1999.

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

        Table 11 presents as of March 31, 2000, December 31, 1999 and March 31, 1999 Pacific Century's foreign currency exposure from its net investment in subsidiaries and branch operations that are denominated in a foreign currency as measured by the VAR.

Market Risk Exposure From Changes in Foreign Exchange Rates
Table 11
---------------------------------------------------------------------------------------------------------------
                                     March 31, 2000             December 31, 1999          March 31, 1999
                                Book Value  Value-at-Risk  Book Value  Value-at-Risk  Book Value  Value-at-Risk
(in millions of dollars)
---------------------------------------------------------------------------------------------------------------
Net Investments in Foreign
  Subsidiaries and Branches
     Japanese Yen                   $  9.9         $  2.2      $  9.4         $  1.8      $  9.5        $  2.1
     Korean Won                       32.2            3.9        34.3            4.2        39.4           6.3
     Pacific Franc (1)                25.8            5.5        25.9            4.2        26.1           4.2
     Other Currencies                 22.5           18.0        18.0           17.0        22.4           7.9
                                     -----          -----       -----          -----        -----        -----
       Total                         $90.4          $29.6       $87.6          $27.2        $97.4        $20.5
                                     =====          =====       =====          =====        =====        =====

(1) Net of a $37 million, $40 million and $42 million borrowing at March 31, 2000, December 31, 1999 and March 31, 1999,
respectively, denominated in euro and foreign exchange hedge transactions of $22 million, $23 million and $25 million at
March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

Trading Activities

        Trading activities include foreign currency and foreign exchange contracts that expose Pacific Century to a minor degree of foreign currency risk. Pacific Century manages its trading account such that it does not maintain significant foreign currency open positions. Trading activities remain immaterial as of March 31, 2000.

Liquidity Management

        Liquidity is managed to ensure that Pacific Century has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner. Pacific Century's liquidity management process is described in the 1999 Annual Report to Shareholders.

        Pacific Century maintained a $25 million annually renewable line of credit for working capital purposes. Fees are paid on the unused balance of the line. During the first quarter of 2000, the line was not drawn upon.

        Bank of Hawaii and First Savings are both members of the Federal Home Loan Bank of Seattle. The FHLB provides these institutions with an additional source for short and long-term funding. Borrowings from the FHLB ended the first quarter of 2000 at $487 million, compared to $397 million at the prior quarter-end. This increase is accounted for by net new borrowings in the first quarter for a term of eighteen months.

        Additionally, Bank of Hawaii maintains a $1 billion senior and subordinated bank note program. Under this facility, Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. At
March 31, 2000, there was $125 million issued and outstanding under this program represented by the issuance of subordinated notes in 1999.

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

        At March 31, 2000, Pacific Century's shareholders' equity grew to $1.23 billion, an increase of 1.5% over the same date in 1999. The source of growth in shareholders' equity during the first three months of 2000 included retention of earnings, and issuance of common stock under various stock-based plans. Offsetting these increases were cash dividends paid of $13.5 million, treasury stock purchases of $8.3 million and net unrealized valuation adjustments of $6.2 million. The negative unrealized valuation adjustment primarily is attributed to market value adjustments for available-for-sale investment securities that transpired from the general rise in market interest rates.

        The Federal Deposit Insurance Corporation Improvements Act of 1991 (FDICIA) requires federal banking regulators to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. For purposes of applying the prompt corrective action framework, federal bank regulators group institutions into five categories based on their capital ratios: "well capitalized," "adequately capitalized," "under capitalized," "significantly undercapitalized" and "critically undercapitalized."
Institutions that fail to meet the applicable capital requirements are subject to increased regulatory monitoring and certain other enforcement actions that could include restricting dividend payments.

        Pacific Century's regulatory capital ratios at March 31, 2000 were: Tier 1 Capital Ratio of 10.68%, Total Capital Ratio of 13.64%, and Leverage Ratio of 8.59%. Comparatively these ratios were 9.74%, 12.87% and 7.57%, respectively, at March 31, 1999.
All three capital ratios exceeded the minimum threshold levels that were established by federal bank regulators to qualify an institution as well capitalized. The minimum regulatory standards to qualify as well capitalized are as follows: Tier 1 Capital 6%; Total Capital 10%; and the Leverage Ratio 5%. These standards are minimum regulatory guidelines and Pacific Century manages its capital base in accordance with the attributes noted at the beginning of this section. Table 12 presents the activities and balances in Pacific Century's capital accounts along with key capital ratios.

Equity Capital
Table 12
----------------------------------------------------------------------------------
                                    Quarter Ended        Year Ended  Quarter Ended
                                         March 31       December 31       March 31
(in millions of dollars)                     2000              1999           1999
----------------------------------------------------------------------------------
Source of Common Equity
Net Income                                  $39.8            $133.0          $35.4
Dividends Paid                              (13.5)            (54.6)         (13.7)
Dividend Reinvestment Program                 1.1               4.0            1.5
Stock Repurchases                            (8.3)            (21.8)          (3.9)
Other (1)                                    (5.5)            (33.9)           2.7
----------------------------------------------------------------------------------
Increase in Equity                          $13.6             $26.7          $22.0
==================================================================================
Common Equity                            $1,225.9          $1,212.3       $1,207.6
    Add:  8.25% Capital Securities of
            Bancorp Hawaii Capital
            Trust I                         100.0             100.0          100.0
          Minority Interest                   4.3               4.4            4.8
    Less: Intangibles                       173.3             175.8          186.4
          Unrealized Valuation and Other
            Adjustments                     (48.3)            (37.9)           5.2
----------------------------------------------------------------------------------
Tier I Capital                            1,205.2           1,178.8        1,120.8
    Allowable Loan Loss Reserve             141.8             143.9          144.7
    Subordinated Debt                       195.9             195.8          218.7
    Investment in Unconsolidated
      Subsidiary                             (3.4)             (3.2)          (3.0)
----------------------------------------------------------------------------------
Total Capital                            $1,539.5          $1,515.3       $1,481.2
==================================================================================
Risk Weighted Assets                    $11,286.3         $11,461.0      $11,505.3
==================================================================================
Key Ratios
Tier I Capital Ratio                        10.68%            10.28%          9.74%
Total Capital Ratio                         13.64%            13.22%
Leverage Ratio                               8.59%             8.31%          7.57%
==================================================================================
(1)  Includes common stock issued under the profit sharing and stock option plans and unrealized valuation adjustments for investment securities, foreign currency translation and pension liability.

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


Date    May 12, 2000              PACIFIC CENTURY FINANCIAL
                                  CORPORATION


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