Form 10-Q
period 2000-06-30
PACIFIC CENTURY FINANCIAL CORP
filed 2000-08-14
CIK 46195

U N I T E D   S T A T E S

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

  (Mark One)

[ X ]            Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

                              or

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

Common Stock, $.01 Par Value; outstanding at July 31, 2000 -
79,411,621 shares

PACIFIC CENTURY FINANCIAL CORPORATION and subsidiaries
June 30, 2000




PART I. - Financial Information

Item 1.                  Financial Statements

Consolidated Statements of Condition (Unaudited)              Pacific Century Financial Corporation and subsidiaries
--------------------------------------------------------------------------------------------------------------------
                                                                                     June 30 December 31     June 30
(in thousands of dollars)                                                               2000        1999        1999
--------------------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                                           $199,020    $278,473    $411,239
Investment Securities - Held to Maturity
  (Market Value of $721,617, $787,720 and $825,434, respectively)                    730,445     796,322     828,350
Investment Securities - Available for Sale                                         2,493,066   2,542,232   2,721,765
Securities Purchased Under Agreements to Resell                                            0           0       4,325
Funds Sold                                                                            50,646      52,740      34,995
Loans                                                                             10,071,517   9,717,556   9,610,980
  Unearned Income                                                                   (327,520)   (242,503)   (219,717)
  Reserve for Loan Losses                                                           (246,559)   (194,205)   (209,573)
--------------------------------------------------------------------------------------------------------------------
    Net Loans                                                                      9,497,438   9,280,848   9,181,690
--------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                          12,970,615  12,950,615  13,182,364
Cash and Non-Interest Bearing Deposits                                               473,950     639,895     493,483
Premises and Equipment                                                               259,037     271,728     288,955
Customers' Acceptance Liability                                                        9,406       7,236      14,802
Accrued Interest Receivable                                                           75,883      78,974      79,384
Other Real Estate                                                                      4,915       4,576       6,009
Intangibles, including Goodwill                                                      198,363     205,904     214,997
Other Assets                                                                         302,456     281,387     271,464
--------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                 $14,294,625 $14,440,315 $14,551,458
====================================================================================================================
Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                                   $1,696,106  $1,676,425  $1,699,343
                 - Interest Bearing                                                2,091,074   2,076,358   2,176,931
  Savings                                                                            684,572     700,720     725,010
  Time                                                                             2,781,868   2,761,650   2,456,318
Foreign Deposits
  Demand - Non-Interest Bearing                                                      378,497     401,613     442,102
  Time Due to Banks                                                                  442,678     597,675     632,626
  Other Savings and Time                                                           1,034,351   1,179,777   1,153,825
--------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                 9,109,146   9,394,218   9,286,155
Securities Sold Under Agreements to Repurchase                                     1,573,980   1,490,655   1,990,178
Funds Purchased                                                                      663,234     839,962     715,398
Short-Term Borrowings                                                                530,231     458,962     353,177
Bank's Acceptances Outstanding                                                         9,406       7,236      14,802
Accrued Retirement Expense                                                            37,214      40,360      40,892
Accrued Interest Payable                                                              64,579      64,588      49,376
Accrued Taxes Payable                                                                 83,343      85,022     123,720
Minority Interest                                                                      4,350       4,435       4,374
Other Liabilities                                                                    107,569     114,890     104,325
Long-Term Debt                                                                       902,174     727,657     654,847
--------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                             13,085,226  13,227,985  13,337,244

Shareholders' Equity
Common Stock ($.01 par value), authorized 500,000,000 shares;
    issued / outstanding;  June 2000 - 80,555,424 / 79,399,919;
    December 1999 - 80,550,728 / 80,036,417; June 1999 - 80,544,104 / 80,287,805         806         806         805
Capital Surplus                                                                      346,018     345,851     345,468
Accumulated Other Comprehensive Income                                               (75,462)    (66,106)    (39,245)
Retained Earnings                                                                    959,041     942,177     912,686
Treasury Stock, at Cost - (June 2000 - 1,155,505; December 1999 - 514,311
     and June 1999 - 256,299 shares)                                                 (21,004)    (10,398)     (5,500)
--------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                     1,209,399   1,212,330   1,214,214
--------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                   $14,294,625 $14,440,315 $14,551,458
====================================================================================================================

Consolidated Statements of Income (Unaudited)                 Pacific Century Financial Corporation and subsidiaries
--------------------------------------------------------------------------------------------------------------------
                                                                        3 Months    3 Months    6 Months    6 Months
                                                                           Ended       Ended       Ended       Ended
                                                                         June 30     June 30     June 30     June 30
(in thousands of dollars except per share amounts)                          2000        1999        2000        1999
--------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                                     $185,584    $171,636    $365,986    $347,636
  Loan Fees                                                                8,977      11,717      17,223      21,298
  Income on Lease Financing                                                9,747       6,448      17,726      14,716
  Interest and Dividends on Investment Securities
    Taxable                                                               13,321      14,912      27,557      28,591
    Non-taxable                                                              243         276         522         552
  Income on Investment Securities Available for Sale                      41,161      41,918      82,194      83,700
  Interest on Deposits                                                     3,551       6,465       7,315      14,691
  Interest on Security Resale Agreements                                       6          67          16         168
  Interest on Funds Sold                                                     485       1,598         958       4,151
--------------------------------------------------------------------------------------------------------------------
    Total Interest Income                                                263,075     255,037     519,497     515,503
Interest Expense
  Interest on Deposits                                                    70,781      63,460     138,995     129,787
  Interest on Security Repurchase Agreements                              26,021      24,393      48,974      48,809
  Interest on Funds Purchased                                              7,834       8,743      16,361      21,511
  Interest on Short-Term Borrowings                                        6,514       3,321      11,046       6,570
  Interest on Long-Term Debt                                              13,319      10,720      26,007      20,582
--------------------------------------------------------------------------------------------------------------------
    Total Interest Expense                                               124,469     110,637     241,383     227,259
--------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                      138,606     144,400     278,114     288,244
Provision for Loan Losses                                                 83,407      13,948      96,929      26,538
--------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                       55,199     130,452     181,185     261,706
Non-Interest Income
  Trust Income                                                            16,317      14,408      33,204      29,983
  Service Charges on Deposit Accounts                                     10,180       7,675      19,737      17,070
  Fees, Exchange, and Other Service Charges                               22,586      22,618      44,212      44,616
  Other Operating Income                                                  13,097      12,094      28,672      24,449
  Gain on Settlement of Pension Obligation                                11,900           0      11,900           0
  Investment Securities Gains (Losses)                                      (515)      6,818        (233)      8,665
--------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                             73,565      63,613     137,492     124,783
Non-Interest Expense
  Salaries                                                                44,460      50,483      92,007     101,325
  Pensions and Other Employee Benefits                                    10,788      14,907      25,418      29,950
  Net Occupancy Expense                                                   12,480      11,810      24,296      24,078
  Net Equipment Expense                                                   12,066      11,685      24,133      23,812
  Other Operating Expense                                                 41,998      43,147      81,951      87,500
  Minority Interest                                                          107          96         176         303
--------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expense                                           121,899     132,128     247,981     266,968
--------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                 6,865      61,937      70,696     119,521
Provision for Income Taxes                                                   158      23,475      24,224      45,642
--------------------------------------------------------------------------------------------------------------------
Net Income                                                                $6,707     $38,462     $46,472     $73,879
====================================================================================================================
Basic Earnings Per Share                                                   $0.08       $0.48       $0.58       $0.92
Diluted Earnings Per Share                                                 $0.08       $0.47       $0.58       $0.91
Dividends Declared Per Share                                               $0.18       $0.17       $0.35       $0.34
Basic Weighted Average Shares                                         79,425,245  80,302,154  79,623,305  80,361,529
Diluted Weighted Average Shares                                       80,002,989  81,121,840  79,975,904  81,263,475
====================================================================================================================

Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                                              Accumulated
                                                                                    Other
                                                          Common     Capital Comprehensive   Retained Treasury Comprehensive
(in thousands of dollars)                      Total       Stock     Surplus       Income    Earnings    Stock        Income
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999              $1,212,330        $806    $345,851     ($66,106)   $942,177 ($10,398)
Comprehensive Income
     Net Income                               46,472        -           -            -         46,472     -          $46,472
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjus         (10,696)       -           -         (10,696)       -        -          (10,696)
         Foreign Currency Translatio           1,340        -           -           1,340        -        -            1,340
                                                                                                                     -------
     Total Comprehensive Income                                                                                      $37,116
                                                                                                                     =======
Common Stock Issued
   39,382 Profit Sharing Plan                    723        -             18         -           (128)     833
  140,260 Stock Option Plan                    2,018        -              3         -         (1,019)   3,034
  115,574 Dividend Reinvestment Plan           1,899        -             52         -           (616)   2,463
    4,696 Directors' Restricted Shares and
               Deferred Compensation              94        -             94         -           -        -
Treasury Stock Purchased                     (16,936)       -           -            -           -     (16,936)
Cash Dividends Paid                          (27,845)       -           -            -        (27,845)    -
--------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                  $1,209,399        $806    $346,018     ($75,462)   $959,041 ($21,004)
==============================================================================================================

Balance at December 31, 1998              $1,185,594        $805    $342,932     ($22,476)   $867,852  ($3,519)
Comprehensive Income
     Net Income                               73,879        -           -            -         73,879     -          $73,879
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjus         (16,470)       -           -         (16,470)       -        -          (16,470)
         Foreign Currency Translatio            (299)       -           -            (299)       -        -             (299)
                                                                                                                     -------
     Total Comprehensive Income                                                                                      $57,110
                                                                                                                     =======
Common Stock Issued
       81 Profit Sharing Plan                    370        -              3         -             (9)     376
   21,196 Stock Option Plan                    4,952        -          2,264         -         (1,653)   4,341
    4,276 Dividend Reinvestment Plan           2,335        -            136         -            (47)   2,246
    6,179 Directors' Restricted Shares and
               Deferred Compensation             133        -            133         -           -        -
Treasury Stock Purchased                      (8,944)       -           -            -           -      (8,944)
Cash Dividends Paid                          (27,336)       -           -            -        (27,336)    -
--------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                  $1,214,214        $805    $345,468     ($39,245)   $912,686  ($5,500)
==============================================================================================================

Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Cash Flows   (Unaudited)
----------------------------------------------------------------------------------------------------------------
Six Months ended June 30
(in thousands of dollars)                                                                    2000           1999
----------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                                 46,472         73,879
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses, depreciation, and amortization of income and expense      102,786         29,151
     Deferred income taxes                                                                (24,685)        12,033
     Realized and unrealized investment security (gains) losses                                78         (8,771)
     Other assets and liabilities, net                                                       (942)       (46,954)
                                                                                         --------       --------
     Net cash provided by operating activities                                            123,709         59,338
----------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from redemptions of investment securities held to maturity                        84,074        169,514
Purchases of investment securities held to maturity                                       (18,197)      (345,061)
Proceeds from sales of investment securities available for sale                            86,216      1,083,400
Purchases of investment securities available for sale                                     (54,955)      (803,809)
Net decrease in interest-bearing deposits                                                  79,453         48,788
Net decrease in funds sold                                                                  2,094          6,363
Net decrease (increase) in loans                                                         (290,468)       253,071
Premises and equipment, net                                                                (6,475)       (13,311)
Purchase of Triad  Insurance Agency, Inc.
   net of cash and non-interest bearing deposits acquired                                      --         (2,183)
Purchase of additional interest in Bank of Hawaii Nouvelle Caledonie,
   net of cash and non-interest bearing deposits acquired                                      --           (642)
Purchase of additional interest in Banque de Tahiti,
   net of cash and non-interest bearing deposits acquired                                      --           (633)
                                                                                         --------       --------
     Net cash provided (used) by investing activities                                    (118,258)       395,497
----------------------------------------------------------------------------------------------------------------
Financing Activities
Net decrease in demand, savings, and time deposits                                       (285,072)      (315,977)
Proceeds from lines of credit and long-term debt                                          200,048        276,789
Principal payments on lines of credit and long-term debt                                  (25,531)      (207,688)
Net decrease in short-term borrowings                                                     (22,134)      (248,965)
Net common stock repurchased                                                              (12,202)        (1,154)
Cash dividends                                                                            (27,845)       (27,336)
                                                                                         --------       --------
     Net cash used by financing activities                                               (172,736)      (524,331)
----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                     1,340         (1,264)
                                                                                         --------       --------
     Decrease in cash and non-interest bearing deposits                                  (165,945)       (70,760)

Cash and non-interest bearing deposits at beginning of year                               639,895        564,243
                                                                                         --------       --------
Cash and non-interest bearing deposits at end of period                                   473,950        493,483
================================================================================================================

                Pacific Century Financial Corporation
             Notes to Consolidated Financial Statements
                            (Unaudited)


Note 1.          Basis of Presentation

         The accompanying unaudited consolidated financial statements of Pacific Century Financial Corporation (Pacific Century) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments of a normal and recurring nature, including adjustments related to completed acquisitions, which are necessary for a fair presentation of the results for the interim periods, and should be read in conjunction with the audited consolidated financial statements and related notes included in Pacific Century's 1999 Annual
Report on Form 10-K.  Operating results for the six months ended
June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Note 3.          Gain on Settlement of Pension Obligation

         In the second quarter of 2000, the Employees Retirement Plan of Bank of Hawaii, a defined benefit plan, purchased an annuity for retirees currently receiving benefits from the Plan. Benefits for approximately 880 retirees were settled eliminating about $36 million of the projected benefit obligation of the Plan. This partial settlement caused the recognition of a gain of $11,900,000 for Bank of Hawaii as the Plan sponsor.

Note 4.          Earnings Per Share

         For the three and six months ended June 30, 2000 and 1999, there were no adjustments to net income (the numerator) for purposes of computing basic and diluted earnings per share (EPS). The weighted average shares (the denominator) for computing basic and diluted EPS for the three and six months ended June 30, 2000 and 1999 are presented in the Consolidated Statements of Income. Included in the weighted average shares for computing EPS is the dilutive effect of stock options of 577,744 and 819,686 shares for the three months ended June 30, 2000 and 1999, respectively and 352,599 and 901,946 for the six months ended June 30, 2000 and 1999, respectively.

Note 5.          Income Taxes

         The provision for income taxes is computed by applying statutory federal and state income tax rates to income before income taxes as reported in the Consolidated Statements of Income after adjusting for non-taxable items, principally from certain state tax adjustments, tax exempt interest income, income from bank owned life insurance policies, low income housing tax credits, foreign tax credits and investment tax credits.

Note 6.          Business Segments

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

         Business segment results are determined based on Pacific Century's internal financial management reporting process and organization structure. The financial management reporting process uses various techniques to assign and transfer balance sheet and income statement amounts between business segments including allocations for overhead, economic provision and capital. In its business segment financial reporting process, Pacific Century utilizes certain accounting practices that could differ from accounting principles generally accepted in the United States. Accordingly, certain balances reflected in the business segment report may not agree with corresponding amounts in the Consolidated Financial Statements. For example, the economic provision for loan losses differs from the provision determined under generally accepted accounting principles. The economic provision for loan losses reflects the expected normalized loss factor determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio. This approach eliminates the unusual loss provisions which allows for a normalized perspective in managing the line of business.

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

         Presented below are the financial results for each of Pacific Century's principal market segments for the three and six months ended June 30, 2000 and 1999.

Line of Business Selected Financial Information
-----------------------------------------------------------------------------------------------------------
                                                                                      Treasury
                                                                             U. S.   and Other Consolidated
(in thousands of dollars)               Hawaii     Pacific        Asia    Mainland   Corporate       Total
-----------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2000
Net Interest Income                    $68,184     $30,198      $5,259     $30,259      $4,704    $138,604
Economic Provision (1)                  (7,272)     (3,209)     (4,238)     (2,901)    (65,786)    (83,406)
-----------------------------------------------------------------------------------------------------------
Risk-Adjusted Net Interest Income       60,912      26,989       1,021      27,358     (61,082)     55,198
Non-Interest Income                     37,005       8,733       4,854       3,734      19,239      73,565
-----------------------------------------------------------------------------------------------------------
Total Risk-Adjusted Revenue             97,917      35,722       5,875      31,092     (41,843)    128,763
Non-Interest Expense                    65,913      23,622       6,298      17,744       8,321     121,898
-----------------------------------------------------------------------------------------------------------
Net Income (Loss) Before Income Tax     32,004      12,100        (423)     13,348     (50,164)      6,865
Income Taxes (2)                       (15,337)     (5,686)        187      (4,178)     24,856        (158)
-----------------------------------------------------------------------------------------------------------
Net Income (Loss)                      $16,667      $6,414       ($236)     $9,170    ($25,308)     $6,707
===========================================================================================================
Total Assets                        $5,059,146  $2,301,368  $1,222,733  $3,093,442  $2,617,936 $14,294,625
===========================================================================================================
Three Months Ended June 30, 1999
Net Interest Income                    $72,727     $28,894      $5,301     $25,779     $11,699    $144,400
Economic Provision (1) (3)              (7,949)     (3,406)     (4,875)     (2,662)      4,944     (13,948)
-----------------------------------------------------------------------------------------------------------
Risk-Adjusted Net Interest Income       64,778      25,488         426      23,117      16,643     130,452
Non-Interest Income                     31,222       9,870       4,419       7,010      11,092      63,613
-----------------------------------------------------------------------------------------------------------
Total Risk-Adjusted Revenue             96,000      35,358       4,845      30,127      27,735     194,065
Non-Interest Expense                    71,382      26,461       6,399      17,255      10,631     132,128
-----------------------------------------------------------------------------------------------------------
Net Income Before Income Taxes          24,618       8,897      (1,554)     12,872      17,104      61,937
Income Taxes (2)                       (10,847)     (3,895)        576        (649)     (8,660)    (23,475)
-----------------------------------------------------------------------------------------------------------
Net Income                             $13,771      $5,002       ($978)    $12,223      $8,444     $38,462
===========================================================================================================
Total Assets                        $5,111,287  $2,377,871  $1,377,583  $2,722,478  $2,962,239 $14,551,458
===========================================================================================================

(1) The economic provision for loan losses reflects the expected normalized loss factor determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio.  The economic provision differs from the provision determined under generally accepted accounting principles.  The difference between the sum of the economic provision for business segments and the provision in the consolidated financial statements is included in Treasury and Other Corporate.
(2) Tax benefits are allocated to the business segment to which they relate.  In the quarters ended June 30,
2000 and 1999, income taxes for the U. S. Mainland segment included $3.5 million in tax benefits for each period from low income housing tax credits and investment tax credits.
(3) The 1999 results were retroactively adjusted to reflect the economic provision for Asia which was adjusted upwards from the amount reported previously to reflect the normalized loss factors resulting from the company's assessment of reform measures initiated to deal with the financial turmoil in the region.
Previously, economic provisions for uncertainty in the region were reflected in the provision for Treasury.

Line of Business Selected Financial Information
-----------------------------------------------------------------------------------------------------------
                                                                                      Treasury
                                                                             U. S.   and Other Consolidated
(in thousands of dollars)               Hawaii     Pacific        Asia    Mainland   Corporate       Total
-----------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2000
Net Interest Income                   $136,953     $60,107     $10,969     $58,404     $11,679    $278,112
Economic Provision (1)                 (14,078)     (6,708)     (9,099)     (5,681)    (61,362)    (96,928)
-----------------------------------------------------------------------------------------------------------
Risk-Adjusted Net Interest Income      122,875      53,399       1,870      52,723     (49,683)    181,184
Non-Interest Income                     73,571      17,468      10,051       7,094      29,308     137,492
-----------------------------------------------------------------------------------------------------------
Total Risk-Adjusted Revenue            196,446      70,867      11,921      59,817     (20,375)    318,676
Non-Interest Expense                   133,732      49,990      13,158      35,456      15,644     247,980
-----------------------------------------------------------------------------------------------------------
Net Income Before Income Taxes          62,714      20,877      (1,237)     24,361     (36,019)     70,696
Income Taxes (2)                       (28,268)     (9,404)        511      (6,302)     19,239     (24,224)
-----------------------------------------------------------------------------------------------------------
Net Income                             $34,446     $11,473       ($726)    $18,059    ($16,780)    $46,472
===========================================================================================================
Total Assets                        $5,059,146  $2,301,368  $1,222,733  $3,093,442  $2,617,936 $14,294,625
===========================================================================================================
Six Months Ended June 30, 1999
Net Interest Income                   $145,545     $59,794     $11,174     $51,964     $19,767    $288,244
Economic Provision (1) (3)             (16,864)     (6,789)     (9,750)     (5,613)     12,478     (26,538)
-----------------------------------------------------------------------------------------------------------
Risk-Adjusted Net Interest Income      128,681      53,005       1,424      46,351      32,245     261,706
Non-Interest Income                     62,043      21,208       8,640       9,839      23,053     124,783
-----------------------------------------------------------------------------------------------------------
Total Risk-Adjusted Revenue            190,724      74,213      10,064      56,190      55,298     386,489
Non-Interest Expense                   143,901      54,363      13,159      34,727      20,818     266,968
-----------------------------------------------------------------------------------------------------------
Net Income Before Income Taxes          46,823      19,850      (3,095)     21,463      34,480     119,521
Income Taxes (2)                       (20,452)     (8,436)      1,249      (2,369)    (15,634)    (45,642)
-----------------------------------------------------------------------------------------------------------
Net Income                             $26,371     $11,414     ($1,846)    $19,094     $18,846     $73,879
===========================================================================================================
Total Assets                        $5,111,287  $2,377,871  $1,377,583  $2,722,478  $2,962,239 $14,551,458
===========================================================================================================

(1) The economic provision for loan losses reflects the expected normalized loss factor determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio.  The economic provision differs from the provision determined under generally accepted accounting principles.  The difference between the sum of the economic provision allocated to business segments and the provision in the consolidated financial statements is included in Treasury and Other
Corporate.
(2) Tax benefits are allocated to the business segment to which they relate.  For the six months ended June
30, 2000 and 1999, income taxes for the U. S. Mainland segment included $6.8 million and $6.3 million, respectively, in tax benefits from low income housing tax credits and investment tax  credits.
(3) The 1999 results were retroactively adjusted to reflect the economic provision for Asia which was adjusted upwards from the amount reported previously to reflect the normalized loss factors resulting from the company's assessment of reform measures initiated to deal with the financial turmoil in the region.
Previously, economic provisions for uncertainty in the region were reflected in the provision for Treasury.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PERFORMANCE HIGHLIGHTS

         Pacific Century Financial Corporation (Pacific Century) reported earnings for the three months ended June 30, 2000 of $6.7 million, significantly lower than the $38.5 million reported for the same period in 1999. Earnings for the second quarter of 2000 included the impact of a significant increase in the provision for loan losses responding to an increase in loan charge-offs and non-performing assets. Partially offsetting the larger loss provision was the recognition of an $11.9 million gain on the settlement of certain obligations of the defined benefit pension plan. These transactions are discussed later in this report. Both basic and diluted earnings per share in the second quarter of 2000 were $0.08. Comparatively, basic and diluted earnings per share were $0.48 and $0.47, respectively, for the same period last year.

         Earnings in the first six months of 2000 totaled $46.5 million, a 37.1% decrease from $73.9 million in the same year earlier period. Basic earnings per share were $0.58 in the first six months of 2000, down from $0.92 in the comparable 1999 period. Diluted earnings per share were also $0.58 for the six months ended June 30, 2000, compared to $0.91 in the like year ago period.

         Performance ratios for the three and six months ended June 30, 2000 reflected significant decline from 1999. In the second quarter of 2000, return on average assets (ROAA) and return on average equity (ROAE) decreased to 0.19% and 2.19%, respectively from 1.05% and 12.72% in the like 1999 periods. For the six months ended June 30, 2000, ROAA and ROAE were 0.66% and 7.65%, compared to 1.01% and 12.36%, respectively, in the same year ago period. For the full year of 1999, ROAA was 0.91% and ROAE was 10.99%.

         Pacific Century has accounted for all of its business acquisitions under the purchase method, which has resulted in the recognition of goodwill and other intangible assets. These intangible assets are amortized over various periods as a non-cash charge to operating income. Operating results under a tangible performance basis excludes from reported earnings the after tax impact of amortization of all intangibles, including goodwill. On a tangible performance basis, Pacific Century's earnings in the second quarter of 2000 were $11.0 million, down from $42.3 million for the same quarter in 1999. Tangible earnings in the first half of 2000 and 1999 were $54.9 million and $81.5 million, respectively. On a per share basis, tangible diluted earnings per share were $0.14 and $0.52 in the second quarters of 2000 and 1999, respectively, and were $0.69 and $1.00 in the first six months of 2000 and 1999, respectively.

         Second quarter tangible ROAA for Pacific Century was 0.32% in 2000 and 1.18% in 1999. Tangible ROAE was 4.30% and 17.01% for the similar quarters of 2000 and 1999, respectively. In the first six months of 2000 tangible ROAA and ROAE were 0.79% and 10.84%, respectively, compared to 1.13% and 16.62%, respectively, in the first half of 1999.

         On a taxable equivalent basis, net interest income for the three and six months ended June 30, 2000 were $139.3 million and $279.1 million, respectively, reflecting a slight decline from $144.6 million and $288.5 million in the same year ago periods.
The decline in net interest income is attributed to a decrease in average earning assets while net interest margin has been relatively stable between the periods.

         Total assets at June 30, 2000 declined to $14.3 billion relative to $14.6 billion at June 30, 1999 and $14.4 billion at December 31, 1999. The decline in total assets is the result of managed reductions in less productive assets such as cash and non-interest bearing deposits and short-term interest bearing deposits and securities. Average assets in the second quarter and first half of 2000 were down 2.8% and 4.1%, respectively, from the same year-earlier periods.

         Non-performing assets (NPAs), exclusive of accruing loans past due 90 days or more, ended 2000's second quarter at $210.6 million, or 2.09% of total loans, up from $136.4 million at the March 2000 quarter-end. The June 30, 2000 total has been revised from $199.4 million reported in the July 19, 2000 earnings release. Updated information caused a change in classification on one commercial real estate credit of $11.2 million. Comparatively, NPAs were $149.4 million, or 1.55% of total loans at June 30, 1999. The increase in NPAs were primarily from syndicated loans and commercial real estate loans in Hawaii.

         The reserve for loan losses totaled $246.6 million at the end of June 2000, representing 2.53% of loans outstanding, compared to $209.6 million and 2.23%, respectively, on the same date in 1999. Net charge-offs for the second quarter of 2000 were $32.9 million, or 1.37% (annualized) of average loans, compared to $11.3 million and 0.48% (annualized), respectively, in 2000's first quarter and $12.7 million, or 0.54% (annualized) in the second quarter of 1999. For the first six months of 2000 net charge-offs were $44.2 million, up from $23.5 million in the like period last year. In the second quarter, provisions for loan losses of $83.4 million were charged to income, up significantly from $13.5 million for the quarter ended March 31, 2000 and $13.9 million in the same 1999 period. For the six months ended June 30, 2000 and 1999 provision for loan losses were $96.9 million and $26.5 million, respectively. The higher 2000 loan loss provision reflects the significant increase in NPAs and net charge-offs.

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

Highlights
-------------------------------------------------------------------------------------------
Table 1
(in thousands of dollars except per share amounts)
                                                                                 Percentage
Earnings Highlights and Performance Ratios                2000            1999       Change
-------------------------------------------------------------------------------------------
Three Months Ended June 30
   Net Income                                           $6,707         $38,462        -82.6%
   Basic Earnings Per Share                               0.08            0.48        -83.3%
   Diluted Earnings Per Share                             0.08            0.47        -83.0%
   Cash Dividends                                       14,305          13,645

   Return on Average Assets                               0.19%           1.05%
   Return on Average Equity                               2.19%          12.72%
   Net Interest Margin                                    4.27%           4.28%
   Efficiency Ratio                                      57.31%          65.67%

Six Months Ended June 30
   Net Income                                          $46,472         $73,879        -37.1%
   Basic Earnings Per Share                               0.58            0.92        -37.0%
   Diluted Earnings Per Share                             0.58            0.91        -36.3%
   Cash Dividends                                       27,845          27,336

   Return on Average Assets                               0.66%           1.01%
   Return on Average Equity                               7.65%          12.36%
   Net Interest Margin                                    4.28%           4.26%
   Efficiency Ratio                                      59.63%          66.02%


Summary of Results Excluding the Effect of Intangibles (a)
-------------------------------------------------------------------------------------------
Three Months Ended June 30
   Net Income                                          $10,995         $42,291        -74.0%
   Basic Earnings per Share                              $0.14           $0.53        -73.6%
   Diluted Earnings per Share                            $0.14           $0.52        -73.1%
   Return on Average Assets                               0.32%           1.18%
   Return on Average Equity                               4.30%          17.01%
   Efficiency Ratio                                      54.96%          63.53%

Six Months Ended June 30
   Net Income                                          $54,884         $81,543        -32.7%
   Basic Earnings per Share                              $0.69           $1.01        -31.7%
   Diluted Earnings per Share                            $0.69           $1.00        -31.0%
   Return on Average Assets                               0.79%           1.13%
   Return on Average Equity                              10.84%          16.62%
   Efficiency Ratio                                      57.29%          63.89%

(a) Intangibles include goodwill, core deposit and trust intangibles, and other intangibles.

                                                       June 30         June 30   Percentage
Statement of Condition Highlights and Performance         2000            1999       Change
-------------------------------------------------------------------------------------------
Total Assets                                       $14,294,625     $14,551,458         -1.8%
Net Loans                                            9,497,438       9,181,690          3.4%
Total Deposits                                       9,109,146       9,286,155         -1.9%
Total Shareholders' Equity                           1,209,399       1,214,214         -0.4%

Book Value Per Common Share                             $15.23          $15.12
Loss Reserve / Loans Outstanding                          2.53%           2.23%
Average Equity / Average Assets                           8.59%           8.14%

Common Stock Price Range                                  High             Low
     1999 ....................................          $24.94          $17.38
     2000 First Quarter.......................          $20.38          $14.35
          Second Quarter......................          $23.19          $14.63

Forward-Looking Statements

         This report contains forward-looking statements regarding Pacific Century's beliefs, estimates, projections and assumptions. Although Pacific Century believes that its expectations are based on reasonable assumptions, there can be no assurance that such assumptions will ultimately materialize. Forward-looking statements are contained in various sections of this report including those covering the Performance Highlights, International Operations and Corporate Risk Profile. These forward-looking statements are subject to risks and uncertainties, and accordingly, actual results could differ significantly from those stated or implied by such forward-looking statements. Factors that might cause differences to occur include, but are not limited to, economic conditions in the markets Pacific Century serves and those that impact Hawaii, the U.S. Mainland and Asian economies, fluctuations in interest rates, changes in currencies of Asian Rim and South Pacific countries relative to the U.S. dollar, credit quality and possible changes resulting from the ongoing credit evaluation process, changes in applicable federal, state, and foreign income tax laws, changes in regulatory and monetary policies, the nature and level of competition, and successful implementation of the New Era redesign program.

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

         Note 6 to the Consolidated Financial Statements presents Pacific Century's business segment financial reports for the three and six months ended June 30, 2000 and 1999. Because business segment financial reports are prepared in accordance with accounting practices that could differ from accounting principles generally accepted in the United States, the amounts reflected therein may not agree with the corresponding amounts reported in the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. For example, the economic provision for loan losses differs from the provision determined under generally accepted accounting principles. The economic provision for loan losses reflects the expected normalized loss factor determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio. This approach eliminates the unusual loss provisions which allows for a normalized perspective in managing the line of business.

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

Hawaii Market

         Pacific Century's oldest and largest market is Hawaii, where operations are conducted primarily through its principal subsidiary, Bank of Hawaii. Bank of Hawaii was established in 1897, and is the largest bank headquartered in the State of Hawaii offering a wide array of financial products and services.
Bank of Hawaii operates through 76 branches in Hawaii, including both traditional full-service branches and in-store locations.

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

         For the quarter ended June 30, 2000, the Hawaii segment contributed $16.7 million in net income an increase of 21% from the $13.8 million reported for the second quarter of 1999. The increase in the quarter's results was primarily driven by the continued implementation of redesign initiatives during the quarter which resulted in a $5.8 million increase in non-interest income and a $5.5 million reduction in non-interest expense. In addition, the absence of Year 2000 remediations costs expended last year contributed to the decline in non-interest expense. RAROC for this segment rose to 19% for the second quarter of 2000 from 15% in the same quarter of 1999. Total assets in the Hawaii segment were $5.1 billion at June 30, 2000, $5.3 billion at year-end 1999 and $5.1 billion at June 30, 1999.

         For the six months ended June 30, 2000, net income for the Hawaii segment was up 30.6% to $34.4 million from $26.4 million in the same year-earlier period. RAROC rose to 20% in the first six months of 2000 from 14% in the comparable 1999 period.

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

         Net income in the Pacific segment was $6.4 million for the quarter ended June 30, 2000, up from $5.0 million in the second quarter of 1999. In addition to implementing redesign initiatives which enhanced the performance of the West Pacific operations during the second quarter, net interest income increased as the net interest margin improved for that marketplace. In the South Pacific, 2000 results were lower primarily due to unfavorable fluctuations in currency exchange rates. RAROC, including the amortization of intangibles for this segment, increased to 12% in the second quarter of 2000 from 10% for the same quarter in 1999. Total assets in the Pacific segment were $2.3 billion at the end of June 2000, down from $2.5 billion and $2.4 billion from year-end 1999 and the same year ago date, respectively.

         For the first six months of 2000, net income for the Pacific segment was $11.5 million, a slight increase from $11.4 million reported in the same period last year. Year-to-date RAROC for the Pacific segment remained at 11% in 2000 from 11% for the first six months of 1999.

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

         For the quarter ended June 30, 2000, the Asia segment reflected a net loss of $0.2 million, compared to net loss of $1.0 million for the same quarter in 1999. RAROC for this segment was (1)% in the second quarter of 2000, compared to (4)% for the same quarter in 1999. As of June 30, 2000, December 31, 1999 and June 30, 1999, total assets in the Asia segment were $1.2 billion, $1.4 billion and $1.1 billion, respectively.

         For the six months ended June 30, 2000, net loss for the Asia segment was $0.7 million, compared to a loss of $1.8 million in the comparable 1999 period. RAROC for the Asia segment was
(2)% and (4)% for the six months ended June 30, 2000 and 1999.

         For additional information on Asia, see the "International Operations" section in this report.

U.S. Mainland Market

         Pacific Century's U.S. Mainland segment includes Pacific
Century Bank, N.A. and Bank of Hawaii operating units for large corporate lending and leasing.

         In the second quarter of 2000, the U.S. Mainland segment contributed net income of $9.2 million, down from $12.2 million in the same year ago quarter. Comparison between periods reflect a pretax security gain of $6.5 million in 1999 relative to the sale of newly issued equity securities acquired in conjunction with leasing transactions. Net income for the three months ended June 30, 2000 and 1999, included tax benefits of $3.5 million for each period, from low income housing tax credits and investment tax credits. RAROC, including the amortization of intangibles for this segment was 13% in the second quarter of 2000, declining from 17% for the same quarter in 1999. As of June 30, 2000, December 31, 2000 and June 30, 1999, total assets in the U.S. Mainland segment were $3.1 billion, $2.7 billion and $2.7 billion, respectively.

         For the first six months of 2000, net income for the U.S. Mainland segment was $18.1 million, a 5.4% decrease from $19.1 million in the like 1999 period. Included in net income were tax benefits from low income housing tax credits and investment tax credits of $6.8 million and $6.3 million for the six months ended June 30, 2000 and 1999, respectively. RAROC for the U.S.
Mainland segment was 13% and 14% in the first six months of 2000 and 1999, respectively.

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

         The Treasury and Other Corporate segment reflected a second quarter 2000 loss of $25.3 million, compared to net income of $8.4 million in the same quarter in 2000. The economic provision for loan losses reflects the expected normalized loss factor determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio. The economic provision differs from the provision determined under generally accepted accounting principles. The difference between the sum of the economic provision for business segments and the provision in the consolidated financial statements is included in Treasury and Other Corporate. During the quarter, Pacific Century recorded loan loss provisions totaling $65.8 million to cover losses sustained in certain credit portfolios. At June 30, 2000, year-end 2000 and June 30, 1999 this segment held assets of $2.6 billion, $2.6 billion, and $3.2 billion, respectively. The year-over-year reduction in assets is primarily due to a decline in investment securities and other short-term interest earning assets.

         For the six months ended June 30, 2000, net loss for the Treasury and Other Corporate segment was $16.8 million, compared to net income of $18.8 million in the same 1999 period.

STATEMENT OF INCOME ANALYSIS

Net Interest Income

         In the second quarter of 2000, net interest income on a taxable equivalent basis was $139.3 million, down from $144.6 million in the same year-earlier quarter. For the six months ended June 30, 2000, tax equivalent net interest income was $279.1 million about 3% lower than the $288.5 million in the first half of 1999. The decline in 2000's net interest income reflected a year-over-year drop in average earning assets of $410 million and $564 million compared with the second quarter and first six months of 2000, respectively. The decline in average earning assets is attributed to the decline in investment securities and interest bearing deposits.

         In the second quarter of 2000, the average net interest margin on earning assets was 4.27% similar to 4.28% for the same quarter in 1999 and edged up in the first six months of 2000 to 4.28% from 4.26% in the comparable year ago period. The improvement in net interest margin was driven by the changes in the mix of earning assets, previously referred to in the discussion on total assets. The year-over-year improvement in the yield on earning assets was 52 and 38 basis points in 2000's June quarter and first six months, respectively. Comparatively, the cost of funds was 4.71% and 4.58% for the second quarter of 2000 and year-to-date, respectively, an increase of 67 and 47 basis points over the same periods last year. Presented in Table 2 are average balances, yields, and rates paid for the three and six months ended June 30, 2000 and 1999.

Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent (Unaudited)
------------------------------------------------------------------------------------------------------
                                                    Three Months Ended            Three Months Ended
                                                      June 30, 2000                 June 30, 1999
                                                 Average Income/  Yield/       Average Income/  Yield/
(in millions of dollars)                         Balance Expense    Rate       Balance Expense    Rate
------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                       $220.0    $3.6    6.49%       $458.9    $6.5    5.65%
  Investment Securities Held to Maturity
    -Taxable                                       723.3    13.3    7.41         831.8    14.9    7.19
    -Tax-Exempt                                      8.3     0.4   18.04          11.7     0.4   14.55
  Investment Securities Available for Sale       2,514.8    41.2    6.58       2,715.0    41.9    6.19
  Funds Sold                                        32.2     0.5    6.13         155.0     1.7    4.31
  Net Loans
    -Domestic                                    8,104.4   170.8    8.48       7,696.3   150.0    7.82
    -Foreign                                     1,532.5    25.0    6.58       1,676.7    28.1    6.71
  Loan Fees                                                  9.0                          11.7
                                                ------------------------      ------------------------
    Total Earning Assets                        13,135.5   263.8    8.08      13,545.4   255.2    7.56
Cash and Due From Banks                            444.0                         485.1
Other Assets                                       638.9                         596.5
                                                --------                      --------
    Total Assets                               $14,218.4                     $14,627.0
                                                ========                      ========
Interest Bearing Liabilities
  Domestic Dep- Demand                          $2,097.8    12.3    2.36      $2,145.7    12.0    2.25
              - Savings                            691.5     3.5    2.03         728.7     3.7    2.03
              - Time                             2,744.0    36.4    5.33       2,499.7    30.0    4.81
                                                ------------------------      ------------------------
    Total Domestic                               5,533.3    52.2    3.79       5,374.1    45.7    3.41
  Foreign Deposits
    - Time Due to Banks                            422.0     6.2    5.90         681.1     8.3    4.89
    - Other Time and Savings                     1,133.8    12.4    4.42       1,155.2     9.5    3.28
                                                ------------------------      ------------------------
    Total Foreign                                1,555.8    18.6    4.82       1,836.3    17.8    3.88
                                                ------------------------      ------------------------
    Total Interest Bearing Deposits              7,089.1    70.8    4.02       7,210.4    63.5    3.53
Short-Term Borrowings                            2,728.1    40.4    5.95       3,107.3    36.4    4.71
Long-Term Debt                                     807.2    13.3    6.64         654.3    10.7    6.57
                                                ------------------------      ------------------------
    Total Interest Bearing Liabilities          10,624.4   124.5    4.71      10,972.0   110.6    4.04
                                                ------------------------      ------------------------
Net Interest Income                                        139.3                         144.6
Interest Rate Spread                                                3.37%                         3.52%
Net Interest Margin                                                 4.27%                         4.28%
Demand Deposit- Domestic                         1,666.5                       1,669.5
              - Foreign                            366.0                         396.1
                                                --------                      --------
Total Demand Deposits                            2,032.5                       2,065.6
Other Liabilities                                  331.5                         376.5
Shareholders' Equity                             1,230.0                       1,212.9
                                                --------                      --------
    Total Liabilities and Shareholders' Equity $14,218.4                     $14,627.0
                                                ========                      ========
Provision for Loan Losses                                   83.4                          13.9
Net Overhead                                                48.3                          68.5
                                                            ----                          ----
Income Before Income Taxes                                   7.6                          62.2
Provision for Income Taxes                                   0.2                          23.5
Tax-Equivalent Adjustment                                    0.7                           0.2
                                                            ----                          ----
Net Income                                                  $6.7                         $38.5
                                                            ====                          ====

Pacific Century Financial Corporation and subsidiaries
Consolidated Average Balances and Interest Rates Taxable Equivalent (Unaudited)
------------------------------------------------------------------------------------------------------
                                                     Six Months Ended              Six Months Ended
                                                      June 30, 2000                 June 30, 1999
                                                 Average Income/  Yield/       Average Income/  Yield/
(in millions of dollars)                         Balance Expense    Rate       Balance Expense    Rate
------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                       $226.0    $7.3    6.51%       $462.7   $14.7    6.40%
  Investment Securities Held to Maturity
    -Taxable                                       749.4    27.6    7.40         811.0    28.6    7.11
    -Tax-Exempt                                      9.1     0.8   17.65          11.7     0.8   14.64
  Investment Securities Available for Sale       2,520.9    82.2    6.56       2,764.9    83.7    6.10
  Funds Sold                                        33.6     1.0    5.83         181.5     4.3    4.80
  Net Loans
    -Domestic                                    8,001.2   334.5    8.41       7,737.0   307.0    8.00
    -Foreign                                     1,559.3    49.9    6.44       1,695.1    55.4    6.59
  Loan Fees                                                 17.2                          21.3
                                                ------------------------      ------------------------
    Total Earning Assets                        13,099.5   520.5    7.99      13,663.9   515.8    7.61
Cash and Due From Banks                            475.3                         501.2
Other Assets                                       635.1                         645.2
                                                --------                      --------
    Total Assets                               $14,209.9                     $14,810.3
                                                ========                      ========
Interest Bearing Liabilities
  Domestic Dep- Demand                          $2,106.7    24.5    2.34      $2,154.8    24.0    2.25
              - Savings                            695.8     7.0    2.03         731.9     7.4    2.02
              - Time                             2,754.4    71.5    5.22       2,554.9    61.5    4.86
                                                ------------------------       -----------------------
    Total Domestic                               5,556.9   103.0    3.73       5,441.6    92.9    3.44
  Foreign Deposits
    - Time Due to Banks                            454.9    13.2    5.84         667.0    16.9    5.12
    - Other Time and Savings                     1,127.7    22.8    4.06       1,157.6    20.0    3.48
                                                ------------------------      ------------------------
    Total Foreign                                1,582.6    36.0    4.57       1,824.6    36.9    4.08
                                                ------------------------      ------------------------
    Total Interest Bearing Deposits              7,139.5   139.0    3.92       7,266.2   129.8    3.60
Short-Term Borrowings                            2,677.4    76.4    5.74       3,261.2    76.9    4.75
Long-Term Debt                                     790.1    26.0    6.62         631.1    20.6    6.58
                                                ------------------------      ------------------------
    Total Interest Bearing Liabilities          10,607.0   241.4    4.58      11,158.5   227.3    4.11
                                                ------------------------      ------------------------
Net Interest Income                                        279.1                         288.5
Interest Rate Spread                                                3.41%                         3.50%
Net Interest Margin                                                 4.28%                         4.26%
Demand Deposit- Domestic                         1,665.0                       1,657.0
              - Foreign                            392.8                         422.0
                                                --------                      --------
Total Demand Deposits                            2,057.8                       2,079.0
Other Liabilities                                  324.1                         367.9
Shareholders' Equity                             1,221.0                       1,204.9
                                                --------                      --------
    Total Liabilities and Shareholders' Equity $14,209.9                     $14,810.3
                                                ========                      ========
Provision for Loan Losses                                   96.9                          26.5
Net Overhead                                               110.5                         142.2
                                                           -----                         -----
Income Before Income Taxes                                  71.7                         119.8
Provision for Income Taxes                                  24.2                          45.6
Tax-Equivalent Adjustment                                    1.0                           0.3
                                                           -----                         -----
Net Income                                                 $46.5                         $73.9
                                                           =====                         =====

Provision for Loan Losses

         The provision for loan losses was $83.4 million in the second quarter of 2000, up substantially from $13.9 million for the same quarter in 1999. For the first six months of 2000, the provision for loan losses totaled $96.9 million, compared to $26.5 million in the like year ago period. For further discussion on credit quality, refer to the section on "Credit Risk - Reserve for Loan Losses."

Non-Interest Income

         Total non-interest income in the second quarter of 2000, was $73.6 million, compared to $63.6 million for the same quarter in 1999, an increase of 15.6%. For the first six months of 2000, total non-interest income was $137.5 million, up 10.2% over the same year-earlier period. The changes between periods are discussed in each section following.

Non-Interest Income
Table 3
                                          3 Months Ended     3 Months Ended      6 Months Ended     6 Months Ended
(in millions)                              June 30, 2000      June 30, 1999       June 30, 2000      June 30, 1999
-------------------------------------------------------------------------------------------------------------------
Trust Income                                       $16.3              $14.4               $33.2              $30.0
Service Charges on Deposit Accounts                 10.2                7.7                19.7               17.1
Fees, Exchange and Other Service
  Charges                                           22.6               22.6                44.2               44.6
Other Operating Income                              13.1               12.1                28.7               24.4
Gain on Settlement of Pension Obligation            11.9                  -                11.9                  -
Investment Securities Gains                        (0.5)                6.8               (0.2)                8.7
-------------------------------------------------------------------------------------------------------------------
     Total Non-Interest Income                     $73.6              $63.6              $137.5             $124.8
===================================================================================================================

         Trust income for the second quarter of 2000 increased to $16.3 million, up 13.2% from the same quarter last year. Year-to-date trust income totaled $33.2 million, reflecting a 10.7% increase over the first half of 1999. Pacific Century continues to show growth in the trust category due in part, to organizational changes that have allowed relationship officers to deliver a wider array of financial services to customers. The Pacific Capital family of mutual funds and Hawaiian Tax Free Trust, which are managed by Pacific Century Trust, have continued to experience strong growth. At the end of June 2000, the Pacific Capital fund family of investments totaled $4.1 billion compared to $3.5 billion on the same date in 1999.

         Service charges on deposit accounts for the June 2000 quarter increased to $10.2 million, from $7.7 million in the second quarter of 1999. The increase largely reflecting the pricing changes developed in the New Era Redesign project. Pricing changes developed in New Era were to realign fees commensurate with the cost to provide the service as well as influence customer behavior to lower cost products and service. For the year-to-date, service charges on deposit accounts increased to $19.7 million, 15.6% increase over the same period in 1999.

         Fees, exchange and other service charges remained level at $22.6 million for both the second quarters of 2000 and 1999. The year-to-date total for this category was $44.2 million in 2000, a decrease of $0.4 million, or 0.9%, from the first six months of 1999. The change between year-to-date 2000 and 1999 was the net of increases in fees reflecting New Era changes offset by a decline in fees earned in the South Pacific banks. The decline in the South Pacific fees is partly due to the weakening of the exchange rate against the dollar.

         Other operating income in the second quarter of 2000 was $13.1 million, an 8.3% increase over the $12.1 million reported in the same quarter of 1999. Year-to-date other income increased 17.3% over the first half of 1999. The year-over-year growth in other income is attributed to the growth in brokerage commissions and annuity fees between years. The year-over-year growth is also affected by the non-recurring gain ($2.0 million) on the sale of shares received as an insurance company demutualized in the first quarter.

         During the quarter, Pacific Century recognized a gain on the partial settlement of its pension obligation of $11.9 million.
The gain reflects the purchase of an annuity by the defined benefit Employees Retirement Plan of Bank of Hawaii (Plan).
Annuities were purchased for all retirees receiving a distribution from the Plan as of July 1, 2000. The annuity reduced the Plan's projected benefit obligation and assets by about $36 million.

         Securities transaction for the second quarter of 2000 resulted in a loss of $0.5 million compared to a gain of $6.8 million for the same quarter in 1999. The gain in the second quarter of 1999 reflected the sale of newly issued equity securities received in conjunction with certain lease transactions. For the year-to-date 2000, securities losses of $0.2 million were recognized, compared with gains of $8.7 million for the same period in 1999.

Non-Interest Expense

         Total non-interest expense for the June 2000 quarter was $121.9 million, compared to $132.1 million in the similar quarter of 1999, a decrease of $10.2 million. Year-to-date total non-interest expense was $248.0 million, down 7.1% from the first six months of 1999. Comparisons between 2000 and 1999 largely reflect the impact of the implementation of New Era ideas on the redesign of processes and procedures. The implementation of New Era had its greatest impact on salaries and benefits which is discussed in further detail following. The lower expense levels also reflect the Year 2000 remediation expenses incurred in 1999.

Non-Interest Expense
Table 4
                                          3 Months Ended     3 Months Ended      6 Months Ended     6 Months Ended
(in millions)                              June 30, 2000      June 30, 1999       June 30, 2000      June 30, 1999
--------------------------------------------------------------------------------------------------------------------
Salaries                                           $44.5              $50.5               $92.0             $101.3
Pension and Other Employee Benefits                 10.8               14.9                25.4               30.0
Net Occupancy Expense                               12.5               11.8                24.3               24.1
Net Equipment Expense                               12.0               11.7                24.1               23.8
Other Operating Expense                             42.0               43.1                82.0               87.5
Minority Interest                                    0.1                0.1                 0.2                0.3
-------------------------------------------------------------------------------------------------------------------
     Total Non-Interest Expense                   $121.9             $132.1              $248.0             $267.0
===================================================================================================================

         Salaries and pension and other employee benefits expense totaled $55.3 million in the second quarter of 2000 compared to $65.4 million in the same quarter last year. For the first six months, total salaries and benefits declined 10.6% to $117.4 million from $131.3 million in the same period last year. This significant change in salary and benefit expense largely reflects the implementation of the process changes in the New Era redesign. The implementation of changes in processes and procedures identified in New Era allowed the reduction of staff and, along with it, lower salary and benefit costs. In addition, the lower results for the quarter caused certain benefits like incentives and profit sharing accruals to also lower as they are based on profitability.

         Net occupancy and equipment expense in the June 2000 quarter increased to $24.5 million from $23.5 million for the same period in 1999. For the first six months of 2000, net occupancy and equipment expense totaled $48.4 million, up 1.1% from $47.9 million in the similar period last year.

         Other operating expense decreased to $42.0 million in the second quarter of 2000, a 2.7% decline from $43.1 million for the same quarter in 1999. Year-to-date other operating expense decreased $5.5 million to $82.0 million from $87.5 million for the first half of 1999. Much of the decrease in other expense is attributed to the Year 2000 remediation costs incurred in 1999. For the second quarter of 1999, Year 2000 expenses were $3.7 million and $7.2 million for the first half of 1999.

         Pacific Century utilizes the efficiency ratio as a tool to manage non-interest income and expense. The efficiency ratio is derived by dividing non-interest expense by net operating revenue (net interest income plus non-interest income before securities transactions). For the second quarter and first six months of 2000, the efficiency ratio was 57.3% and 59.6%, respectively. Excluding the gain recognized on the pension settlement, the efficiency ratio for the second quarter and year-to-date 2000 would have been 60.7% and 61.4%, respectively. Comparatively, this ratio was 65.7% in the same quarter last year and 66.0% in the first half of 1999.

         On a tangible basis, the efficiency ratio was 55.0% and 63.5% for the second quarters of 2000 and 1999, respectively.
For the respective years-to-date, the tangible efficiency ratio was 57.3% and 63.9% for 2000 and 1999.

BALANCE SHEET ANALYSIS

Loans

         Loans comprise the largest category of earning assets for Pacific Century and produce the highest level of earnings. At June 30, 2000, loans outstanding were $10.1 billion, compared to $9.7 billion at year-end 1999 and $9.6 billion at June 30, 1999.

         Pacific Century's objective is to maintain a diverse loan portfolio in order to spread credit risk and reduce exposure to economic downturns that may impact different markets and industries. The composition of the loan portfolio is regularly monitored to ensure diversity as to loan type, geographic distribution, and industry and borrower concentration.

         Table 5 presents the composition of the loan portfolio by major loan categories as of June 30, 2000, December 31, 1999 and June 30, 1999.

Pacific Century Financial Corporation and subsidiaries
Loan Portfolio Balances
----------------------------------------------------------------------------------
Table 5

                                              June 30    December 31       June 30
(in millions of dollars)                         2000           1999          1999
----------------------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial                 $2,683.8       $2,493.0      $2,406.5
   Real Estate
       Constructio-- Commercial                 294.3          315.1         308.7
                  -- Residential                 21.9           13.8          18.2
       Mortgage --Commercial                  1,241.2        1,244.8       1,259.8
               -- Residential                 2,807.4        2,645.4       2,559.1
   Installment                                  750.0          756.1         736.7
   Lease Financing                              782.7          627.6         548.2
----------------------------------------------------------------------------------
     Total Domestic                           8,581.3        8,095.8       7,837.2
----------------------------------------------------------------------------------
Foreign Loans                                 1,490.2        1,621.8       1,773.8
----------------------------------------------------------------------------------
     Total Loans                            $10,071.5       $9,717.6      $9,611.0
==================================================================================

Investment Securities

         Pacific Century's investment portfolio is managed to provide collateral for cash management needs, to meet strategic asset/liability positioning, and to provide both interest income and balance sheet liquidity. At $2.5 billion, available-for-sale securities at June 30, 2000 were almost level with year-end 1999, but were down from $2.7 billion at the same date last year. Securities held to maturity were $0.7 billion at June 30, 2000, declining from $0.8 billion at year-end 1999 and a year ago.
Other short-term interest earning assets totaled $0.2 billion at the end of the second quarter, down from $0.3 billion and $0.4 billion at December 31, 1999 and June 30, 1999, respectively.
The decline in investment securities and other short-term interest earning assets relative to year-end 1999 and June 30, 1999, is primarily the result of managed reductions of lower yielding assets to improve balance sheet efficiency.

Deposits

         As of June 30, 2000, deposits totaled $9.1 billion, down from $9.3 billion from June 30, 1999 and $9.4 billion at year-end 1999. As of June 30, 2000, the mix of deposits has changed with domestic deposits increasing and foreign deposits decreasing. At $7.3 billion, domestic deposits at June 30, 2000 were $38.5 million higher than year-end 1999, while foreign deposits decreased $324 million. Lower levels of time and interest-bearing demand accounts accounted for most of the decline in domestic deposits. Foreign deposits are declining in part due to the impact of exchange rates particularly in French Polynesia and a reduction in foreign time deposits due to banks (functionally a form of short-term borrowings). Pacific Century has been aggressive in building and extending relationships rather than pursuing rate sensitive single relationship deposit accounts.

         Table 6 presents average deposits by type for the second quarters of 2000 and 1999 and the full year 1999.

Average Deposits
Table 6
--------------------------------------------------------------------------------------------
                                  Quarter Ended          Year Ended           Quarter Ended
                                  June 30, 2000       December 31, 1999       June 30, 1999
                                ------------------------------------------------------------
(in millions of dollars)          Amount     Mix        Amount    Mix         Amount     Mix
--------------------------------------------------------------------------------------------
Domestic
  Non-Interest Bearing Demand   $1,666.5    18.3%     $1,652.6   17.7%      $1,669.5    18.0%
  Interest-Bearing Demand        2,097.8    23.0       2,137.1   22.9        2,145.7    23.1
  Regular Savings                  691.5     7.6         723.9    7.8          728.7     7.8
  Time Certificates
    of Deposit
    ($100,000 or More)           1,231.0    13.5       1,043.2   11.2        1,028.0    11.1
All Other Time and
    Savings Certificates         1,513.0    16.6       1,516.2   16.3        1,471.7    15.9
--------------------------------------------------------------------------------------------
Total Domestic                   7,199.8    79.0       7,073.0   75.9        7,043.6    75.9
--------------------------------------------------------------------------------------------
Foreign
  Non-Interest Bearing Demand      366.0     4.0         435.2    4.7          396.1     4.3
  Time Due to Banks                422.0     4.6         641.4    6.9          681.1     7.3
  Other Time and Savings         1,133.8    12.4       1,165.7   12.5        1,155.2    12.5
--------------------------------------------------------------------------------------------
Total Foreign                    1,921.8    21.0       2,242.3   24.1        2,232.4    24.1
--------------------------------------------------------------------------------------------
Total                           $9,121.6   100.0%     $9,315.3  100.0%      $9,276.0   100.0%
============================================================================================

Borrowings

         Short-term borrowings, including funds purchased and securities sold under agreements to repurchase, totaled $2.8 billion at both June 30, 2000 and year-end 1999 and $3.1 billion at June 30, 1999.

         Long-term debt on June 30, 2000 increased to $902 million from $728 million at year-end 1999 and $655 million at June 30, 1999. This increase is primarily attributed to new Federal Home Loan Bank advances in the second quarter, net of maturities.

INTERNATIONAL OPERATIONS

         Pacific Century maintains an extensive international presence in the Asia-Pacific region that provides opportunities to take part in lending, correspondent banking, trade financing and deposit-taking activities in these markets. Pacific Century divides its international business into two areas: the Asia Market and the Pacific Market, the latter of which is comprised of economies located in the South and West Pacific.

         Through its Asia Market, Pacific Century offers banking services to its corporate and financial institution customers in most of the major Asian financial centers with support from its New York and Honolulu operations. The Asia Division of Bank of Hawaii continues to focus on correspondent banking and trade-related financing activities and lending to customers with which it has a direct relationship.

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

         The foreign countries to which Pacific Century maintains its largest credit exposure on a cross border basis are Japan, South Korea and France. Table 7 presents as of June 30, 2000, December
31, 1999, and June 30, 1999 a geographic distribution of Pacific Century's cross-border assets for each country in which such assets exceeded 0.75% of total assets.

Geographic Distribution of Cross-Border International Assets (1)
Table 7
(in millions)
Country                                June 30, 2000      December 31, 1999          June 30, 1999
-----------------------------------------------------------------------------------------------------
Japan                                         $236.7                 $320.4                 $272.0
South Korea                                    299.4                  294.3                  295.3
France                                         120.4                  195.1                  129.1
All Others (2)                                 537.1                  563.4                  712.2
                                            --------               --------               --------
                                            $1,193.6               $1,373.2               $1,408.6
                                            ========               ========               ========

(1) This table details by country cross-border outstandings that individually amounted to 0.75% or more of consolidated total assets as of June 30, 2000, December 31, 1999 and June 30, 1999.  Cross-border outstandings are defined as foreign monetary assets that are payable to Pacific Century in U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies.  Cross-border outstandings include loans, acceptances, and interest-bearing deposits with other banks.
(2) At June 30, 2000, the all others category included cross-border outstandings of $55.1 million in French
Polynesia and $46.1 million in New Caledonia.  The currency of both of these countries is the Pacific franc.

CORPORATE RISK PROFILE

Credit Risk

Non-Performing Assets and Past Due Loans

         Non-performing assets (NPAs) consist of non-accrual loans, restructured loans and foreclosed real estate. These assets increased to $210.6 million at June 30, 2000 from $149.4 million a year ago and $149.9 million at the end of 1999. Compared with the prior quarter-end, NPAs ended June 30, 2000 at $74.2 million above the $136.4 million reported at March 31, 2000.

         Total non-accrual loans rose to $205.7 million at June 30, 2000, up from $145.3 million and $143.4 million at year-end 1999 and June 30, 1999, respectively. The most significant components of the increase in non-accrual loans were in the Hawaii commercial real estate and commercial and industrial loan categories. In the commercial and industrial loan category, the increase was concentrated in the national syndicated loan segment. The remaining commercial and industrial loan segments in Hawaii, California, Arizona and the West Pacific were all stable or reduced. Foreign non-accrual loans at June 30, 2000 declined from year-end and reflected reductions in both Asia and the South Pacific.

         At June 30, 2000, the ratio of NPAs to outstanding loans was 2.09%. Comparatively the ratio was 1.54% at year-end 1999 and 1.55% at June 30, 1999. Table 8 presents Pacific Century's NPAs and ratio of NPAs to total loans.

         Pacific Century's policy is to place loans on non-accrual status when a loan is over 90 days delinquent, unless collection is likely based on specific factors such as the type of borrowing agreement and/or collateral. At the time a loan is placed on non-accrual, all accrued but unpaid interest is reversed against current earnings.

         Non-performing residential mortgages (excluding construction loans) totaled $23.2 million at June 30, 2000, compared to $29.7 million at year-end 1999 and $35.2 million a year ago. This decreasing trend in 2000 reflects the first quarter sale of certain non-performing residential loans ($4.8 million), an aggressive collection effort and an improving residential real estate market. The trend is encouraging when considered along with the trend in foreclosed real estate.

         Foreclosed real estate totaled $4.9 million at June 30, 2000 compared to $4.6 million at year-end 1999 and $6.0 million a year ago. At June 30, 2000, the foreclosed real estate portfolio consisted of 32 properties, mostly residential property located in Hawaii. The largest property is a commercial property and represented 16% of the total.

         Accruing loans past due 90 days or more was $17.0 million as of June 30, 2000, the lowest quarter-end balance since December
1995. Accruing loans past due 90 days or more totaled $18.5 million at year-end 1999, and $21.4 million at June 30, 1999.

Potential Problem Loans

         There has been much discussion in the media regarding syndicated national credits. Since quarter-end, the company has received indications that a loan in its syndicated loan portfolio may be subject to criticism by shared national credit examiners. The outstanding balance of that loan was $65 million on June 30, 2000 and the loan was current. Management is monitoring these circumstances closely.

Non-Performing Assets and Accruing Loans Past Due 90 Days or More
Table 8
-----------------------------------------------------------------------------------
                                               June 30    December 31       June 30
(in millions of dollars)                          2000           1999          1999
-----------------------------------------------------------------------------------
Non-Accrual Loans
   Commercial and Industrial                     $52.7          $23.7         $37.5
   Real Estate
     Construction                                  8.0            1.1           0.8
     Commercial                                   62.2           19.0          17.2
     Residential                                  23.2           29.7          35.2
   Installment                                     0.1            0.5           0.8
   Leases                                          0.3            3.9           4.4
                                                 ----------------------------------
         Total Domestic                          146.5           77.9          95.9
   Foreign                                        59.2           67.4          47.5
                                                 ----------------------------------

         Subtotal                                205.7          145.3         143.4

Foreclosed Real Estate
   Domestic                                        4.6            4.3           5.8
   Foreign                                         0.3            0.3           0.2
                                                 ----------------------------------
         Subtotal                                  4.9            4.6           6.0
                                                 ----------------------------------
     Total Non-Performing Assets                 210.6          149.9         149.4
                                                 ----------------------------------

Accruing Loans Past Due 90 Days or More
   Commercial and Industrial                       4.7            5.9           3.9
   Real Estate
     Construction                                  0.0            0.0           0.2
     Commercial                                    2.0            1.9           0.2
     Residential                                   3.5            4.0           3.7
   Installment                                     4.0            4.5           5.2
   Leases                                          1.5            1.2           0.0
                                                 ----------------------------------
         Total Domestic                           15.7           17.5          13.2
   Foreign                                         1.3            1.0           8.2
                                                 ----------------------------------
         Subtotal                                 17.0           18.5          21.4
                                                 ----------------------------------
     Total                                      $227.6         $168.4        $170.8
                                                 ----------------------------------
-----------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   to Total Loans                                 2.09%          1.54%         1.55%
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   and Accruing Loans Past Due
   90 Days or More to Total Loans                 2.26%          1.73%         1.78%
-----------------------------------------------------------------------------------

Reserve for Loan Losses

         Pacific Century maintains the reserve for loan losses at a level that it believes is adequate to absorb estimated inherent losses in the loan portfolio. The reserve level is determined based on a continuing assessment of problem credits, recent loss experience, changes in collateral values, and current and anticipated economic conditions.

         The reserve for loan losses ended the second quarter of 2000 at $246.6 million, a $52.4 million increase from year-end 1999 and a $37.0 million increase over the same date last year. Net charge-offs for the second quarter of 2000 were $32.9 million or 1.37% (annualized) of average loans, compared to $12.7 million, or 0.54% (annualized) of average loans for the same quarter last year and $73.8 million, or 0.78% of average loans for all of 1999. For the six months ended June 30, 2000, net charge-offs were $44.2 million, or 0.92% (annualized) of average loans, compared to $23.5 million and 0.50% (annualized), respectively in same 1999 period. The ratio of reserves to loans outstanding at June 30, 2000 was 2.53%, compared to 2.23% at this date last year and 2.05% at year-end 1999. A summary of the activity in the reserve for loan losses is presented in Table 9.

         At June 30, 2000, the reserve for loan losses provided coverage of 117% of non-performing loans, compared to 130% coverage at year-end 1999 and 140% at June 30, 1999. Additionally, the annualized ratio of reserves to gross charge-offs was 2.3 times for the first half of 2000, compared to 1.9 times for all of 1999 and 2.6 times for the first half of 1999.

         For the first six months of 2000, recoveries totaled $8.4 million compared to $16.7 million for the same period last year. The 1999 total was largely driven by a $7.0 million recovery of a U.S. mainland loan in the commercial and industrial portfolio and $3.2 million in foreign loan recoveries.

         During the second quarter, the Company recorded a provision for loan losses of $83.4 million to bolster the reserve to support increases in non-performing assets and increased risk in the loan portfolio. The increased risk arose from deterioration in the quality of the Company's syndicated loan portfolio and Hawaii commercial real estate loan portfolio, the turmoil in Fiji, and the preliminary results of a grading reevaluation by loan officers of all loans in the Bank of Hawaii commercial portfolios over $250,000 (approximately $8.1 billion in total loans) that the Company initiated in the second quarter in order to assess the accuracy of its loan grading system. The Company's Credit Review Department reviewed and made adjustments to a significant portion of the reevaluated loans and the results are reflected in the second quarter financial results. Credit
Review's review of additional loans is still in process.

         The Company's Board and Management is in the process of conducting a comprehensive reexamination of the Company's lending and credit practices. The Board has established a special Credit Quality Committee consisting of three outside Directors that is charged with overseeing this task. The Company has also appointed a new head of the Hawaii Commercial Real Estate Lending Department and is in the process of hiring a new Chief Credit Officer and a new head of the Credit Review Department.

         The extent to which these matters will result in further changes that may materially and adversely impact the Company's reserve for loan losses and earnings is uncertain at this time.

Pacific Century Financial Corporation and subsidiaries
Reserve for Loan Losses
Table 9
---------------------------------------------------------------------------------------------
                                                   Second      Second   First Six   First Six
                                                  Quarter     Quarter      Months      Months
(in millions of dollars)                             2000        1999        2000        1999
---------------------------------------------------------------------------------------------
Average Amount of Loans Outstanding              $9,636.9    $9,373.0    $9,560.5    $9,432.1
---------------------------------------------------------------------------------------------
Balance of Reserve for Loan Losses
   at Beginning of Period                          $195.4      $209.3      $194.2      $211.3
Loans Charged-Off
   Commercial and Industrial                          8.3         7.6         9.7        15.4
   Real Estate
     Construction                                     0.5         0.2         0.5         0.2
     Commercial                                       7.6         0.2        11.5         2.2
     Residential                                      1.3         1.6         3.7         3.6
   Installment                                        5.2         6.9         9.9        12.9
   Leases                                             0.2         0.1         0.2         0.1
---------------------------------------------------------------------------------------------
       Total Domestic                                23.1        16.6        35.5        34.4
   Foreign                                           13.4         2.8        17.1         5.8
---------------------------------------------------------------------------------------------
Total Charged-Off                                    36.5        19.4        52.6        40.2
Recoveries on Loans Previously Charged-Off
   Commercial and Industrial                          1.2         1.5         2.9         9.5
   Real Estate
     Construction                                     0.0         0.0         0.0         0.0
     Commercial                                       0.1         0.1         0.2         0.2
     Residential                                      0.2         0.2         0.7         0.2
   Installment                                        1.9         2.0         3.6         3.6
---------------------------------------------------------------------------------------------
        Total Domestic                                3.4         3.8         7.4        13.5
   Foreign                                            0.2         2.9         1.0         3.2
---------------------------------------------------------------------------------------------
Total Recoveries                                      3.6         6.7         8.4        16.7
---------------------------------------------------------------------------------------------
Net Charge-Offs                                     (32.9)      (12.7)      (44.2)      (23.5)
Provision Charged to Operating Expenses              83.4        13.9        96.9        26.5
Other Net Additions (Reductions)*                     0.7        (0.9)       (0.3)       (4.7)
---------------------------------------------------------------------------------------------
Balance at End of Period                           $246.6      $209.6      $246.6      $209.6
=============================================================================================
Ratio of Net Charge-Offs to
  Average Loans Outstanding  (annualized)            1.37%       0.54%       0.92%       0.50%
---------------------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding                2.53%       2.23%       2.53%       2.23%
---------------------------------------------------------------------------------------------
* Includes balance transfers, reserves acquired, and foreign currency translation adjustments.

Market Risk

         At Pacific Century, assets and liabilities are managed to maximize long term risk adjusted returns to shareholders.
Pacific Century's asset and liability management process involves measuring, monitoring, controlling and managing financial risks that can significantly impact Pacific Century's financial position and operating results. Financial risks in the form of interest rate sensitivity, foreign currency exchange fluctuations, liquidity, and capital adequacy are balanced with expected returns with the objective to maximize earnings performance and shareholder value, while limiting the volatility of each.

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

         Table 10 presents as of June 30, 2000, December 31, 1999 and June 30, 1999, the results from this model. The NII simulation model provides an estimate of the change in NII from a gradual
200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period relative to what the NII would have been if interest rates did not change. The resulting estimate in NII exposure is well within the approved Asset Liability Management Committee guidelines and presents a balance sheet exposure that is slightly liability sensitive.

Market Risk Exposure to Interest Rate Changes
Table 10
                                        June 30, 2000          December 31, 1999          June 30, 1999
----------------------------------------------------------------------------------------------------------
                                   Interest Rate Change     Interest Rate Change     Interest Rate Change
                                      (in basis points)        (in basis points)        (in basis points)
                                     -200         +200        -200         +200        -200         +200
----------------------------------------------------------------------------------------------------------
Estimated Exposure as a
Percent of Net Interest Income        0.0%      (2.0)%        1.4%       (1.7)%        1.4%       (0.6)%
----------------------------------------------------------------------------------------------------------

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

         On the other hand, Pacific Century is exposed to foreign currency exchange rate changes from the capital invested in its foreign subsidiaries and branches located throughout the South Pacific and Asian Rim. These investments are designed to diversify Pacific Century's total balance sheet exposure. A portion of the capital investment in French Polynesia and New Caledonia is offset by a borrowing denominated in euro and a foreign exchange currency hedge transaction. As of June 30, 2000, the remainder of these capital positions which aggregated $86.1 million, was not hedged. The comparative unhedged position at year-end 1999 was $87.6 million and $102.2 million at June 30, 1999.

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

         Table 11 presents as of June 30, 2000, December 31, 1999 and June 30, 1999 Pacific Century's foreign currency exposure from its net investment in subsidiaries and branch operations that are denominated in a foreign currency as measured by the VAR.

Market Risk Exposure From Changes in Foreign Exchange Rates
Table 11
---------------------------------------------------------------------------------------------------
                               June 30, 2000         December 31, 1999             June 30, 1999
                        Book Value Value-at-Risk  Book Value Value-at-Risk  Book Value Value-at-Risk
(in millions of dollars)
---------------------------------------------------------------------------------------------------
Net Investments in Foreign
  Subsidiaries and Branches
     Japanese Yen           $10.2       $ 1.9        $ 9.4        $ 1.8          $ 9.7      $ 2.0
     Korean Won              32.3         2.6         34.3          4.2           42.8        5.8
     Pacific Franc (1)       28.0         5.8         25.9          4.2           22.1        4.3
     Other Currencies        15.6        17.3         18.0         17.0           27.6       15.9
                           ------      ------       ------       ------         ------     ------
       Total                $86.1       $27.6        $87.6        $27.2         $102.2      $28.0
                           ======      ======       ======       ======         ======     ======

(1)  Net of a $37 million, $40 million and $41 million borrowing at June 30, 2000, December 31, 1999 and
June 30, 1999, respectively, denominated in euro and foreign exchange hedge transactions of $22 million, $23 million and $24 million at June 30, 2000, December 31, 1999 and June 30, 1999.

Trading Activities

         Trading activities include foreign currency and foreign exchange contracts that expose Pacific Century to a minor degree of foreign currency risk. Pacific Century manages its trading account such that it does not maintain significant foreign currency open positions. Trading activities remain immaterial as of June 30, 2000.

Liquidity Management

         Liquidity is managed to ensure that Pacific Century has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner. Pacific Century's liquidity management process is described in the 1999 Annual Report to Shareholders.

         Pacific Century maintained a $25 million annually renewable line of credit for working capital purposes. Fees are paid on the unused balance of the line. During the second quarter of 2000, the line was not drawn upon.

         Bank of Hawaii and First Savings are both members of the Federal Home Loan Bank of Seattle. The FHLB provides these institutions with an additional source for short and long-term funding. Borrowings from the FHLB ended the second quarter of 2000 at $626 million, compared to $487 million at the prior quarter-end. This increase is accounted for by net new borrowings in the second quarter for a term of up to eighteen months.

         Additionally, Bank of Hawaii maintains a $1 billion senior and subordinated bank note program. Under this facility, Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. At June 30, 2000, there was $125 million issued and outstanding under this program represented by the issuance of subordinated notes in 1999.

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

         At June 30, 2000, Pacific Century's shareholders' equity was $1.2 billion, a similar amount at this date in 1999. The shareholders' equity remained level, largely the result of the lower earnings reported for the second quarter of 2000. Table 12 presents the changes in capital by category for all of 1999 and the six months ended June 30, 1999 and 2000. During the quarter
$8.6 million in treasury shares were purchased, slightly higher than $8.3 million purchased in the first quarter of 2000.

         Pacific Century's regulatory capital ratios at June 30, 2000 were: Tier 1 Capital Ratio of 10.66%, Total Capital Ratio of
13.42%, and Leverage Ratio of 8.51%. All three capital ratios exceeded the minimum threshold levels that were established by federal bank regulators to qualify an institution as well capitalized. The minimum regulatory standards to qualify as well capitalized are as follows: Tier 1 Capital 6%; Total Capital 10%;
and the Leverage Ratio 5%. These standards are minimum regulatory guidelines and Pacific Century manages its capital base in accordance with the attributes noted at the beginning of this section. Table 12 also presents the activities and balances in Pacific Century's capital accounts along with key capital ratios.

Equity Capital
Table 12
---------------------------------------------------------------------------------------
                                     Six Months Ended       Year Ended Six Months Ended
                                              June 30      December 31          June 30
(in millions of dollars)                         2000             1999             1999
---------------------------------------------------------------------------------------
Source of Common Equity
Net Income                                      $46.5           $133.0            $73.9
Dividends Paid                                  (27.8)           (54.6)           (27.3)
Dividend Reinvestment Program                     1.9              4.0              2.3
Stock Repurchases                               (16.9)           (21.8)            (8.9)
Other (1)                                        (6.6)           (33.9)           (11.4)
---------------------------------------------------------------------------------------
Increase (Decrease) in Equity                   ($2.9)           $26.7            $28.6
=======================================================================================
Common Equity                                $1,209.4         $1,212.3         $1,214.2
    Add:  8.25% Capital Securities of
            Bancorp Hawaii Capital
            Trust I                             100.0            100.0            100.0
          Minority Interest                       4.3              4.4              4.4
    Less: Intangibles                           169.6            175.8            182.9
          Unrealized Valuation and Other
            Adjustments                         (51.5)           (37.9)           (13.6)
---------------------------------------------------------------------------------------
Tier I Capital                                1,195.6          1,178.8          1,149.3
    Allowable Loan Loss Reserve                 141.5            143.9            144.0
    Subordinated Debt                           195.9            195.8            195.8
    Investment in Unconsolidated
      Subsidiary                                 (3.6)            (3.2)            (3.7)
---------------------------------------------------------------------------------------
Total Capital                                $1,529.4         $1,515.3         $1,485.4
=======================================================================================
Risk Weighted Assets                        $11,216.5        $11,461.0        $11,450.9
=======================================================================================
Key Ratios
Tier I Capital Ratio                            10.66%           10.28%           10.04%
Total Capital Ratio                             13.64%           13.22%           12.97%
Leverage Ratio                                   8.51%            8.31%            7.96%
=======================================================================================

(1)  Includes common stock issued under the profit sharing and stock option plans and unrealized valuation adjustments for investment securities, foreign currency translation and pension liability.

Part II. - Other Information

Items 1, 2, 3 and 5 omitted pursuant to instructions.

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) Pacific Century's Annual Shareholders' Meeting was held on April 28, 2000.

         (b)     Omitted per instructions.

         (c) A brief description of each matter voted upon at the Annual Shareholders' Meeting held on April 28, 2000 and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

                 (1) Election of four Class II directors for terms expiring in 2003.

                         David A. Heenan -
                         Votes cast for:  65,662,414
                         Votes cast against:  0
                         Votes withheld:  492,557

                         Stuart T. K. Ho -
                         Votes cast for:  65,704,498
                         Votes cast against:  0
                         Votes withheld:  450,473

                         Lawrence M. Johnson -
                         Votes cast for:  65,503,135
                         Votes cast against:  0
                         Votes withheld:  651,836

                         Fred E. Trotter -
                         Votes cast for:  65,628,543
                         Votes cast against:  0
                         Votes withheld:  526,428

                 (2)     Election of Ernst & Young LLP as Auditor.

                         Votes cast for:  65,322,601
                         Votes cast against:  238,066
                         Votes abstained:  794,302

         (d)     None.

Item 6 - Exhibits and Reports on Form 8-K

         (a)     Exhibit Index

                 Exhibit Number

                         20       Quarterly Report to Shareholders
                         27       Financial Data Schedule
                         99       Statement of Ratios

         (b) Form 8-K was filed on June 20, 2000. The 8-K announced an increased provision for loan losses and resulting lower earnings for the quarter ending June 30, 2000.


SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date    August 11, 2000                           PACIFIC CENTURY FINANCIAL
                                                  CORPORATION


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