Form 10-Q
period 2000-09-30
PACIFIC CENTURY FINANCIAL CORP
filed 2000-11-14
CIK 46195

U N I T E D   S T A T E S

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             FORM 10-Q

  (Mark One)

[ X ]            Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

                                 or

[   ]            Transition Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

                      Commission File Number 1-6887

                 PACIFIC CENTURY FINANCIAL CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

             Delaware                       99-0148992
      -----------------------------------------------------------
      (State of incorporation)  (IRS Employer Identification No.)

        130 Merchant Street, Honolulu, Hawaii             96813
      ----------------------------------------------------------
      (Address of principal executive offices)        (Zip Code)

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

Common Stock, $.01 Par Value; outstanding at October 31, 2000 -
79,510,926 shares

PACIFIC CENTURY FINANCIAL CORPORATION and subsidiaries
September 30, 2000




PART I. - Financial Information

Item 1.                  Financial Statements

Consolidated Statements of Condition (Unaudited)     Pacific Century Financial Corporation and subsidiaries
------------------------------------------------------------------------------------------------------------
                                                                      September 30 December 31 September 30
(in thousands of dollars)                                                    2000         1999         1999
------------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                                $185,312     $278,473     $410,497
Investment Securities - Held to Maturity
 (Market Value of $714,920, $787,720 and $815,416, respectively)          716,392      796,322      816,728
Investment Securities - Available for Sale                              2,484,482    2,542,232    2,625,545
Securities Purchased Under Agreements to Resell                             5,560            0        4,103
Funds Sold                                                                 28,323       52,740       40,726
Loans                                                                   9,750,661    9,717,556    9,746,581
  Unearned Income                                                        (272,219)    (242,503)    (213,798)
  Reserve for Loan Losses                                                (244,966)    (194,205)    (211,306)
------------------------------------------------------------------------------------------------------------
    Net Loans                                                           9,233,476    9,280,848    9,321,477
------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                               12,653,545   12,950,615   13,219,076
Cash and Non-Interest Bearing Deposits                                    438,312      639,895      417,142
Premises and Equipment                                                    251,240      271,728      281,512
Customers' Acceptance Liability                                            10,956        7,236       10,797
Accrued Interest Receivable                                                86,109       78,974       77,915
Other Real Estate                                                           5,128        4,576        5,874
Intangibles, including Goodwill                                           194,418      205,904      211,609
Other Assets                                                              300,153      281,387      281,436
------------------------------------------------------------------------------------------------------------
    Total Assets                                                      $13,939,861  $14,440,315  $14,505,361
============================================================================================================
Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                        $1,626,426   $1,676,425   $1,683,210
                 - Interest Bearing                                     2,039,325    2,076,358    2,059,662
  Savings                                                                 671,437      700,720      712,968
  Time                                                                  2,801,947    2,761,650    2,570,112
Foreign Deposits
  Demand - Non-Interest Bearing                                           343,828      401,613      437,110
  Time Due to Banks                                                       571,576      597,675      679,344
  Other Savings and Time                                                  766,129    1,179,777    1,147,983
------------------------------------------------------------------------------------------------------------
    Total Deposits                                                      8,820,668    9,394,218    9,290,389
Securities Sold Under Agreements to Repurchase                          1,791,983    1,490,655    1,916,747
Funds Purchased                                                           377,069      839,962      628,212
Short-Term Borrowings                                                     365,407      458,962      335,416
Bank's Acceptances Outstanding                                             10,956        7,236       10,797
Accrued Retirement Expense                                                 37,796       40,360       41,494
Accrued Interest Payable                                                   80,792       64,588       60,138
Accrued Taxes Payable                                                      97,597       85,022       90,380
Minority Interest                                                           4,154        4,435        4,587
Other Liabilities                                                         103,634      114,890      123,888
Long-Term Debt                                                            999,736      727,657      794,814
------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                  12,689,792   13,227,985   13,296,862
Shareholders' Equity
Common Stock ($.01 par value), authorized 500,000,000 shares;
    issued / outstanding;  September 2000 - 80,556,883 /79,503,301;
    December 1999 - 80,550,728 / 80,036,417;
    September 1999 - 80,550,124 / 80,308,130                                  806          806          806
Capital Surplus                                                           346,016      345,851      345,477
Accumulated Other Comprehensive Income                                    (56,620)     (66,106)     (52,525)
Retained Earnings                                                         979,007      942,177      919,664
Treasury Stock, at Cost - (September 2000 - 1,053,582; December 1999 - 514,311
     and September 1999 - 241,994 shares)                                 (19,140)     (10,398)      (4,923)
------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                          1,250,069    1,212,330    1,208,499
------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                        $13,939,861  $14,440,315  $14,505,361
============================================================================================================

Consolidated Statements of Income (Unaudited)        Pacific Century Financial Corporation and subsidiaries
------------------------------------------------------------------------------------------------------------
                                                             3 Months    3 Months     9 Months     9 Months
                                                                Ended       Ended        Ended        Ended
                                                              Sept 30     Sept 30      Sept 30      Sept 30
(in thousands of dollars except per share amounts)               2000        1999         2000         1999
------------------------------------------------------------------------------------------------------------
Interest Income
  Interest on Loans                                          $192,749    $173,414     $558,735     $521,050
  Loan Fees                                                     7,679       8,792       24,902       30,090
  Income on Lease Financing                                     9,935       7,035       27,661       21,751
  Interest and Dividends on Investment Securities
    Taxable                                                    12,943      14,657       40,500       43,248
    Non-taxable                                                   241         268          763          820
  Income on Investment Securities Available for Sale           41,772      42,808      123,966      126,508
  Interest on Deposits                                          3,319       5,700       10,917       20,391
  Interest on Security Resale Agreements                           55          70           71          238
  Interest on Funds Sold                                          577         223        1,535        4,374
------------------------------------------------------------------------------------------------------------
    Total Interest Income                                     269,270     252,967      789,050      768,470
Interest Expense
  Interest on Deposits                                         73,162      63,916      212,440      193,703
  Interest on Security Repurchase Agreements                   26,941      21,812       75,915       70,621
  Interest on Funds Purchased                                   8,960       9,975       25,321       31,486
  Interest on Short-Term Borrowings                             4,739       2,213       15,785        8,783
  Interest on Long-Term Debt                                   16,164      11,598       42,171       32,180
------------------------------------------------------------------------------------------------------------
    Total Interest Expense                                    129,966     109,514      371,632      336,773
------------------------------------------------------------------------------------------------------------
Net Interest Income                                           139,304     143,453      417,418      431,697
Provision for Loan Losses                                      20,145      13,500      117,074       40,038
------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses           119,159     129,953      300,344      391,659
Non-Interest Income
  Trust Income                                                 15,874      14,670       49,078       44,653
  Service Charges on Deposit Accounts                          10,074       8,638       29,811       25,708
  Fees, Exchange, and Other Service Charges                    22,714      21,956       66,926       66,572
  Other Operating Income                                       12,676      26,061       41,348       50,510
  Gain on Settlement of Pension Obligation                          0           0       11,900            0
  Investment Securities Gains (Losses)                            (82)         77         (315)       8,742
------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                  61,256      71,402      198,748      196,185
Non-Interest Expense
  Salaries                                                     45,220      50,768      137,227      152,093
  Pensions and Other Employee Benefits                         12,303      13,437       37,721       43,387
  Net Occupancy Expense                                        12,577      11,560       36,873       35,638
  Net Equipment Expense                                        13,365      12,380       37,498       36,192
  Other Operating Expense                                      41,350      44,889      123,301      132,389
  Restructuring Charge                                              0      22,478            0       22,478
  Minority Interest                                               110          81          286          384
------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expense                                124,925     155,593      372,906      422,561
------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                     55,490      45,762      126,186      165,283
Provision for Income Taxes                                     20,887      24,283       45,111       69,925
------------------------------------------------------------------------------------------------------------
Net Income                                                    $34,603     $21,479      $81,075      $95,358
============================================================================================================
Basic Earnings Per Share                                        $0.44       $0.27        $1.02        $1.19
Diluted Earnings Per Share                                      $0.44       $0.27        $1.02        $1.18
Dividends Declared Per Share                                    $0.18       $0.17        $0.53        $0.51
Basic Weighted Average Shares                              79,455,040  80,274,350   79,566,807   80,332,150
Diluted Weighted Average Shares                            79,525,474  80,860,870   79,791,250   81,116,106
============================================================================================================

Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                                                                                           Other
                                                                 Common     Capital Comprehensive   Retained Treasury Comprehensive
(in thousands of dollars)                             Total       Stock     Surplus       Income    Earnings    Stock        Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                     $1,212,330        $806    $345,851     ($66,106)   $942,177 ($10,398)
Comprehensive Income
     Net Income                                      81,075           0        -            -         81,075     -          $81,075
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment             9,960           0           0        9,960           0     -            9,960
         Foreign Currency Translation Adjustment       (474)          0           0         (474)          0     -             (474)
                                                                                                                       ------------

     Total Comprehensive Income                                                                                             $90,561
                                                                                                                       ============

Common Stock Issued
   62,102 Profit Sharing Plan                         1,096           0          18            0        (167)   1,245
  195,094 Stock Option Plan                           2,610           0           0            0      (1,500)   4,110
  142,421 Dividend Reinvestment Plan                  2,481           0          52            0        (431)   2,860
    4,973 Directors' Restricted Shares and
               Deferred Compensation Plan                95           0          95            0           0        0
Treasury Stock Purchased                            (16,957)          0           0            0           0  (16,957)
Cash Dividends Paid                                 (42,147)          0           0            0     (42,147)       0
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                    $1,250,069        $806    $346,016     ($56,620)   $979,007 ($19,140)
======================================================================================================================

Balance at December 31, 1998                     $1,185,594        $805    $342,932     ($22,476)   $867,852  ($3,519)
Comprehensive Income
     Net Income                                      95,358           0        -            -         95,358     -          $95,358
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment           (28,231)          0           0      (28,231)          0     -          (28,231)
         Foreign Currency Translation Adjustment     (1,818)          0           0       (1,818)          0     -           (1,818)
                                                                                                                         -----------
     Total Comprehensive Income                                                                                             $65,309
                                                                                                                         ===========
Common Stock Issued
   37,419 Profit Sharing Plan                           736           0           3            0         (70)     803
  318,672 Stock Option Plan                           5,843           0       2,265            0      (2,288)   5,866
  154,515 Dividend Reinvestment Plan                  3,204           1         137            0        (197)   3,263
    6,595 Directors' Restricted Shares and
               Deferred Compensation Plan               140           0         140            0           0        0
Treasury Stock Purchased                            (11,336)          0           0            0           0  (11,336)
Cash Dividends Paid                                 (40,991)          0           0            0     (40,991)       0
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                    $1,208,499        $806    $345,477     ($52,525)   $919,664  ($4,923)
===================================================================================================================================

Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Cash Flows  (Unaudited)
--------------------------------------------------------------------------------------------------------------

Nine Months ended September 30
(in thousands of dollars)                                                                   2000         1999
--------------------------------------------------------------------------------------------------------------


Operating Activities
Net Income                                                                                81,075       95,358
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses, depreciation, and amortization of income and expense     125,319       46,428
     Deferred income taxes                                                               (35,743)     (34,140)
     Realized and unrealized investment security (gains) losses                              387       (8,779)
     Other assets and liabilities, net                                                    14,198       (4,657)
                                                                                       -----------------------
     Net cash provided by operating activities                                           185,236       94,210
--------------------------------------------------------------------------------------------------------------

Investing Activities
Proceeds from redemptions of investment securities held to maturity                      106,539      191,667
Purchases of investment securities held to maturity                                      (26,609)    (355,592)
Proceeds from sales of investment securities available for sale                          158,690    1,184,289
Purchases of investment securities available for sale                                    (84,727)    (829,680)
Net decrease in interest-bearing deposits                                                 93,161       49,530
Net decrease in funds sold                                                                18,857          854
Net decrease (increase) in loans                                                         (34,369)     110,783
Premises and equipment, net                                                               (8,474)     (15,474)
Purchase of Triad  Insurance Agency, Inc.
   net of cash and non-interest bearing deposits acquired                                     --       (2,183)
Purchase of additional interest in Bank of Hawaii Nouvelle Caledonie,
   net of cash and non-interest bearing deposits acquired                                     --         (642)
Purchase of additional interest in Banque de Tahiti,
   net of cash and non-interest bearing deposits acquired                                     --         (633)
                                                                                      ------------------------
     Net cash provided by investing activities                                           223,068      332,919
--------------------------------------------------------------------------------------------------------------

Financing Activities
Net decrease in demand, savings, and time deposits                                      (573,550)    (311,733)
Proceeds from lines of credit and long-term debt                                         300,072      434,126
Principal payments on lines of credit and long-term debt                                 (27,993)    (225,058)
Net decrease in short-term borrowings                                                   (255,120)    (427,343)
Net common stock repurchased                                                             (10,675)      (1,413)
Cash dividends                                                                           (42,147)     (40,991)
                                                                                      ------------------------
     Net cash used by financing activities                                              (609,413)    (572,412)
--------------------------------------------------------------------------------------------------------------


Effect of exchange rate changes on cash                                                     (474)      (1,818)
                                                                                      ------------------------

     Decrease in cash and non-interest bearing deposits                                 (201,583)    (147,101)

Cash and non-interest bearing deposits at beginning of year                              639,895      564,243
                                                                                      ------------------------

Cash and non-interest bearing deposits at end of period                                  438,312      417,142
==============================================================================================================

                  Pacific Century Financial Corporation
                Notes to Consolidated Financial Statements
                             (Unaudited)


Note 1.          Basis of Presentation

         The accompanying unaudited consolidated financial statements of Pacific Century Financial Corporation (Pacific Century) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments of a normal and recurring nature, including adjustments related to completed acquisitions, which are necessary for a fair presentation of the results for the interim periods, and should be read in conjunction with the audited consolidated financial statements and related notes included in Pacific Century's 1999 Annual
Report on Form 10-K. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Note 2.          Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No. 133." SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the statement of financial position as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

         These rules become effective for the Company on January 1, 2001. The Company has made an initial estimate of the impact from adoption of these new accounting standards. This estimate indicates that the change will not have a material impact on its financial position or results of operations.

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

Note 4.          Earnings Per Share

         For the three and nine months ended September 30, 2000 and 1999, there were no adjustments to net income (the numerator) for purposes of computing basic and diluted earnings per share (EPS). The weighted average shares (the denominator) for computing basic and diluted EPS for the three and nine months ended September
30, 2000 and 1999 are presented in the Consolidated Statements of Income. Included in the weighted average shares for computing
EPS is the dilutive effect of stock options of 70,434 and 586,520 shares for the three months ended September 30, 2000 and 1999, respectively and 224,443 and 783,956 for the nine months ended September 30, 2000 and 1999, respectively.

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

Note 6.          Restructuring Charge

         In the third quarter of 1999, Pacific Century recorded a restructuring charge of $22.5 million in connection with a redesign program to increase revenues and improve efficiencies. The restructuring charge included direct and incremental costs associated with this program and consisted of the recognition of accruals for staff reductions, occupancy and equipment abandonment, and included period costs that were directly related to completing the project. Staffing costs consisted of projected employee severance payments. The occupancy and equipment portion consisted of estimated lease termination costs and losses on the disposal of fixed assets. Project costs included costs relative to the assessment phase of the redesign project of which $14.7 million was paid in September 1999. The project has been largely completed as of September 30, 2000, with approximately $613,000 of the restructuring charge unutilized and recognized as credit to other income during the quarter.

Note 7.          Regulatory Matters

         On September 22, 2000, Pacific Century entered into a Memorandum of Understanding ("MOU") with its regulator, whereby Pacific Century has agreed to comply with certain directives which are intended to assess or correct certain potential deficiencies in the operation and management of the company.

         Under the terms of the MOU, Pacific Century may not declare or pay any dividends, redeem any shares in excess of the existing repurchase programs authorized by the Board in August 1998 and October 1999, or incur any debt, directly or indirectly, without the prior written approval of its regulator.

         Pacific Century has received approval for the next dividend of $0.18 per common share payable on December 14, 2000 to shareholders of record on November 24, 2000. The company has also received approval to pay the December 15, 2000 dividend on the 8.25% Capital Securities issued by Bancorp Hawaii Capital
Trust I which mature in 2026. Pacific Century has also received approval for the continuation of its existing commercial paper issuance program.

Note 8.          Business Segments

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

         Presented below are the financial results for each of Pacific Century's principal market segments for the three and nine months ended September 30, 2000 and 1999.

Line of Business Selected Financial Information
----------------------------------------------------------------------------------------------------------------
                                                                                           Treasury
                                                                                  U. S.   and Other Consolidated
(in thousands of dollars)                    Hawaii     Pacific        Asia    Mainland   Corporate        Total
-----------------------------------------------------------------------------------------------------------------

Three Months Ended September 30, 2000
Net Interest Income                         $73,921     $29,926      $5,166     $26,019      $4,272     $139,304
Economic Provision (1)                       (7,903)     (3,132)     (4,014)     (4,015)     (1,081)     (20,145)
                                         ------------------------------------------------------------------------

Risk-Adjusted Net Interest Income            66,018      26,794       1,152      22,004       3,191      119,159
Non-Interest Income                          36,157       8,515       4,583       4,239       7,762       61,256
                                         ------------------------------------------------------------------------

Total Risk-Adjusted Revenue                 102,175      35,309       5,735      26,243      10,953      180,415
Non-Interest Expense                         70,415      22,863       6,349      18,024       7,274      124,925
                                         ------------------------------------------------------------------------

Net Income (Loss) Before Income Taxes        31,760      12,446        (614)      8,219       3,679       55,490
Income Taxes (2)                            (12,019)     (4,743)        232        (970)     (3,387)     (20,887)
                                         ------------------------------------------------------------------------

Net Income (Loss)                           $19,741      $7,703       ($382)     $7,249        $292      $34,603
                                         ========================================================================

Total Assets (End of Period)             $5,281,505  $2,186,350  $1,146,062  $3,078,099  $2,247,845  $13,939,861
                                        =========================================================================

Three Months Ended September 30, 1999
Net Interest Income                         $72,405     $31,122      $6,549     $25,531      $7,846     $143,453
Economic Provision (1) (3)                   (8,174)     (3,579)     (4,875)     (2,639)      5,767      (13,500)
                                        -------------------------------------------------------------------------

Risk-Adjusted Net Interest Income            64,231      27,543       1,674      22,892      13,613      129,953
Non-Interest Income                          32,321       8,870       4,995      17,450       7,766       71,402
                                        -------------------------------------------------------------------------

Total Risk-Adjusted Revenue                  96,552      36,413       6,669      40,342      21,379      201,355
Non-Interest Expense                         73,762      26,570       6,693      17,315      31,253      155,593
                                        -------------------------------------------------------------------------

Net Income Before Income Taxes               22,790       9,843         (24)     23,027      (9,874)      45,762
Income Taxes (2)                            (10,282)     (4,420)       (183)    (13,674)      4,276      (24,283)
                                        -------------------------------------------------------------------------

Net Income                                  $12,508      $5,423       ($207)     $9,353     ($5,598)     $21,479
                                        =========================================================================

Total Assets (End of Period)             $5,255,893  $2,498,351  $1,572,218  $2,632,591  $2,546,308  $14,505,361
                                        =========================================================================

(1) The economic provision for loan losses reflects the expected normalized loss factor determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio.  The economic provision differs from the provision determined under generally accepted accounting principles.  The difference between the sum of the economic provision for business segments and the provision in the consolidated financial statements is included in Treasury and Other Corporate.
(2) Tax benefits are allocated to the business segment to which they relate.  In the quarters ended September 30, 2000 and
1999, income taxes for the U. S. Mainland segment included $3.4 million and $4.0 million, respectively, in tax benefits for each period from low income housing tax credits and investment tax credits.
(3) The 1999 results were retroactively adjusted to reflect the economic provision for Asia which was adjusted upwards from the amount reported previously to reflect the normalized loss factors resulting from the company's assessment of reform measures initiated to deal with the financial turmoil in the region.  Previously, economic provisions for uncertainty in the region were reflected in the provision for Treasury.

Line of Business Selected Financial Information
-----------------------------------------------------------------------------------------------------------------
                                                                                           Treasury
                                                                                  U. S.   and Other Consolidated
(in thousands of dollars)                    Hawaii     Pacific        Asia    Mainland   Corporate        Total
-----------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30, 2000
Net Interest Income                        $210,874     $90,033     $16,136     $84,424     $15,951     $417,418
Economic Provision (1)                      (21,982)     (9,840)    (13,113)     (9,696)    (62,443)    (117,074)
                                         ------------------------------------------------------------------------

Risk-Adjusted Net Interest Income           188,892      80,193       3,023      74,728     (46,492)     300,344
Non-Interest Income                         109,728      25,983      14,634      11,333      37,070      198,748
                                         ------------------------------------------------------------------------

Total Risk-Adjusted Revenue                 298,620     106,176      17,657      86,061      (9,422)     499,092
Non-Interest Expense                        204,147      72,853      19,507      53,480      22,919      372,906
                                         ------------------------------------------------------------------------

Net Income Before Income Taxes               94,473      33,323      (1,850)     32,581     (32,341)     126,186
Income Taxes (2)                            (40,287)    (14,147)        743      (7,272)     15,852      (45,111)
                                         ------------------------------------------------------------------------

Net Income                                  $54,186     $19,176     ($1,107)    $25,309    ($16,489)     $81,075
                                         ========================================================================

Total Assets (End of Period)             $5,281,505  $2,186,350  $1,146,062  $3,078,099  $2,247,845  $13,939,861
                                        =========================================================================

Nine Months Ended September 30, 1999
Net Interest Income                        $217,969     $90,916     $17,723     $77,495     $27,594     $431,697
Economic Provision (1) (3)                  (25,038)    (10,368)    (14,625)     (8,252)     18,245      (40,038)
                                        -------------------------------------------------------------------------

Risk-Adjusted Net Interest Income           192,931      80,548       3,098      69,243      45,839      391,659
Non-Interest Income                         100,275      30,078      13,635      27,289      24,908      196,185
                                        -------------------------------------------------------------------------

Total Risk-Adjusted Revenue                 293,206     110,626      16,733      96,532      70,747      587,844
Non-Interest Expense                        222,430      80,933      19,852      52,042      47,304      422,561
                                        -------------------------------------------------------------------------

Net Income Before Income Taxes               70,776      29,693      (3,119)     44,490      23,443      165,283
Income Taxes (2)                            (30,785)    (12,856)      1,066     (16,043)    (11,307)     (69,925)
                                         ------------------------------------------------------------------------

Net Income                                  $39,991     $16,837     ($2,053)    $28,447     $12,136      $95,358
                                        =========================================================================

Total Assets (End of Period)             $5,255,893  $2,498,351  $1,572,218  $2,632,591  $2,546,308  $14,505,361
                                        =========================================================================

(1) The economic provision for loan losses reflects the expected normalized loss factor determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio.  The economic provision differs from the provision determined under generally accepted accounting principles.  The difference between the sum of the economic provision allocated to business segments and the provision in the consolidated financial statements is included in
Treasury and Other Corporate.
(2) Tax benefits are allocated to the business segment to which they relate.  For each nine month period ended September 30,
2000 and 1999, income taxes for the U. S. Mainland segment included $10.3 million in tax benefits from low income housing tax credits and investment tax credits.
(3) The 1999 results were retroactively adjusted to reflect the economic provision for Asia which was adjusted upwards from the amount reported previously to reflect the normalized loss factors resulting from the company's assessment of reform measures initiated to deal with the financial turmoil in the region.  Previously, economic provisions for uncertainty in the region were reflected in the provision for Treasury.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PERFORMANCE HIGHLIGHTS

         Pacific Century Financial Corporation (Pacific Century) reported earnings for the three months ended September 30, 2000 of $34.6 million, significantly greater than $21.5 million for the same period in 1999. Earnings for the third quarter of 1999 included a restructuring charge of $22.5 million in connection with the New Era Redesign program whose purpose was to increase revenues and improve efficiencies. Basic and diluted earnings per share in the third quarter of 2000 were both $0.44. Comparatively, both basic and diluted earnings per share were $0.27 for the same period last year.

         Earnings in the first nine months of 2000 totaled $81.1 million, a 15.0% decrease from $95.4 million in the same period last year. Basic earnings per share were $1.02 in the first nine months of 2000, down from $1.19 in the comparable 1999 period. Diluted earnings per share were also $1.02 for the nine months ended September 30, 2000, compared to $1.18 in the like year ago period.

         Performance ratios for the three months ended September 30, 2000 reflected improvement from the same period in 1999. In the third quarter of 2000, return on average assets (ROAA) and return on average equity (ROAE) increased to 0.98% and 11.20%, respectively from 0.59% and 7.01% in the like 1999 period. For the nine months ended September 30, 2000, ROAA and ROAE were 0.77% and 8.85%, compared to 0.87% and 10.55%, respectively, in the same year ago period. For the full year of 1999, ROAA was 0.91% and ROAE was 10.99%.

         Pacific Century has accounted for all of its business acquisitions under the purchase method, which has resulted in the recognition of goodwill and other intangible assets. These intangible assets are amortized over various periods as a non-cash charge to operating income. Operating results under a tangible performance basis excludes from reported earnings the after tax impact of amortization of all intangibles, including goodwill. On a tangible performance basis, Pacific Century's earnings in the third quarter of 2000 were $38.8 million, up from $25.9 million for the same quarter in 1999. Tangible earnings in the first nine months of 2000 and 1999 were $93.7 million and $107.4 million, respectively. On a per share basis, tangible diluted earnings per share were $0.49 and $0.32 in the third quarters of 2000 and 1999, respectively, and were $1.17 and $1.32 in the first nine months of 2000 and 1999, respectively.

         Third quarter tangible ROAA for Pacific Century was 1.12% in 2000 and 0.72% in 1999. Tangible ROAE was 14.94% and 10.25% for the similar quarters of 2000 and 1999, respectively. In the first nine months of 2000 tangible ROAA and ROAE were 0.90% and 12.23%, respectively, compared to 0.99% and 14.45%, respectively, for the same period in 1999.

         On a taxable equivalent basis, net interest income for the three and nine months ended September 30, 2000 were $139.6 million and $418.2 million, respectively, reflecting a decline from $143.8 million and $432.4 million in the same year ago periods. The decline in net interest income is attributed to a decrease in average earning assets combined with a decline in net interest margin comparing the third quarters of 2000 and 1999.

         Total assets at September 30, 2000 declined to $13.9 billion relative to $14.5 billion at September 30, 1999 and $14.4 billion at December 31, 1999. The decline in total assets was the result of managed reductions of loans and short-term interest bearing deposits and securities. In addition, less productive assets such as cash and non-interest bearing deposits have also been managed down. Average assets in the third quarter and nine months of 2000 were down 2.6% and 3.5%, respectively, from the same year-earlier periods.

         Non-performing assets (NPAs), exclusive of accruing loans past due 90 days or more, ended the third quarter at $219.6 million, or 2.25% of total loans, up from $210.6 million at June 30, 2000. Comparatively, NPAs were $154.8 million or 1.59% of total loans at September 30, 1999 and $149.9 million or 1.54% at December 31, 1999. The increase in NPAs were primarily from syndicated loans and commercial real estate loans in Hawaii.

         The reserve for loan losses totaled $245.0 million at the end of September 2000, representing 2.58% of loans outstanding, compared to $211.3 million and 2.22%, respectively, on the same date in 1999. Net charge-offs for the third quarter of 2000 were $19.6 million, or 0.81% (annualized) of average loans, compared to $32.9 million and 1.37% (annualized), respectively, in 2000's second quarter and $13.5 million, or 0.57% (annualized) in the third quarter of 1999. For the first nine months of 2000 net charge-offs were $63.8 million, up from $37.0 million in the like period last year. In the third quarter, provisions for loan losses of $20.1 million were charged to income, up from $13.5 million for the same quarter in 1999. For the nine months ended September 30, 2000 and 1999 provision for loan losses were $117.1 million and $40.1 million, respectively. The higher 2000 loan loss provision reflects the increase in NPAs and net charge-offs.

         In September 1999, Pacific Century announced its redesign program to improve the delivery of financial services in Hawaii and the West Pacific, generate revenue growth from new and existing sources, and reduce expenses by simplifying and streamlining processes. The implementation phase of the redesign began in fourth quarter of 1999 and has been substantially completed as of September 30, 2000.

         In a significant development since the end of the third quarter, on November 3, 2000, Michael E. O'Neill replaced
Lawrence M. Johnson as Chairman and CEO of the company.

Performance Highlights
Table 1
---------------------------------------------------------------------------------------------------
(in millions of dollars except per share amounts)
                                                                                       Percentage
Earnings Highlights and Performance Ratios                         2000         1999       Change
---------------------------------------------------------------------------------------------------
Three Months Ended September 30
   Net Income                                                     $34.6        $21.5         61.1%
   Basic Earnings Per Share                                        0.44         0.27         63.0%
   Diluted Earnings Per Share                                      0.44         0.27         63.0%
   Cash Dividends                                                  14.3         13.7

   Return on Average Assets                                        0.98%        0.59%
   Return on Average Equity                                       11.20%        7.01%
   Net Interest Margin                                             4.25%        4.28%
   Efficiency Ratio                                               62.26%       72.44%

Nine Months Ended September 30
   Net Income                                                     $81.1        $95.4        -15.0%
   Basic Earnings Per Share                                        1.02         1.19        -14.3%
   Diluted Earnings Per Share                                      1.02         1.18        -13.6%
   Cash Dividends                                                  42.1         41.0

   Return on Average Assets                                        0.77%        0.87%
   Return on Average Equity                                        8.85%       10.55%
   Net Interest Margin                                             4.27%        4.27%
   Efficiency Ratio                                               60.49%       68.25%


Summary of Results Excluding the Effect of Intangibles (a)
---------------------------------------------------------------------------------------------------
Three Months Ended September 30
   Net Income                                                     $38.8        $25.8         49.9%
   Basic Earnings per Share                                       $0.49        $0.32         53.1%
   Diluted Earnings per Share                                     $0.49        $0.32         53.1%
   Return on Average Assets                                        1.12%        0.72%
   Return on Average Equity                                       14.94%       10.25%
   Efficiency Ratio                                               59.83%       70.04%

Nine Months Ended September 30
   Net Income                                                     $93.7       $107.4        -12.8%
   Basic Earnings per Share                                       $1.18        $1.34        -11.9%
   Diluted Earnings per Share                                     $1.17        $1.32        -11.4%
   Return on Average Assets                                        0.90%        0.99%
   Return on Average Equity                                       12.23%       14.45%
   Efficiency Ratio                                               58.12%       66.03%

(a) Intangibles include goodwill, core deposit and trust intangibles, and other intangibles.

Forward-Looking Statements

         This report contains forward-looking information. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to significant risk and uncertainties, many of which are beyond the Company's control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and actual results may differ from those contained in or implied by such forward-looking statements for a variety of reasons. Factors which might cause such a difference include, but are not limited to, competitor pressures in the banking and financial services industry increase significantly, particularly in connection with product delivery and pricing; business disruption related to implementation of New Era Redesign programs or methodologies; inability to achieve expected customer acceptance of revised pricing structure and strategies; general economic conditions in the geographic areas where the Company operated are weaker than expected; deterioration of credit quality may cause higher level of provisioning; continued increase to interest rates may put additional pressure on those weaker obligors in servicing their debt which in turn may cause further deterioration to the portfolio; continued weakness in the syndicated national credit market creating greater difficulty for companies to create, find or roll over credit facilities; increased volatility in Asia or the Pacific either politically or economically; economic recovery in Hawaii slows because of U. S. Mainland economic slowdown which may restrict our ability to grow our relationship portfolio as originally forecasted; the need to maintain market competitiveness may require much higher levels of capital expenditures than originally forecasted; higher oil prices reducing tourism; loss of confidence by customers/borrowers/depositors erodes funding and asset base; loss of staff confidence creating higher rates of turnover and the consequent ability to attract new staff may cause a higher than expected increase to non-interest expense. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstance after the date of such statements.

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

         Note 8 to the Consolidated Financial Statements presents Pacific Century's business segment financial reports for the three and nine months ended September 30, 2000 and 1999. Because business segment financial reports are prepared in accordance with accounting practices that could differ from accounting principles generally accepted in the United States, the amounts reflected therein may not agree with the corresponding amounts reported in the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. For example, the economic provision for loan losses differs from the provision determined under generally accepted accounting principles. The economic provision for loan losses reflects the expected normalized loss factor determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio. This approach eliminates the unusual loss provisions which allows for a normalized perspective in managing the line of business.

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

         For the quarter ended September 30, 2000, the Hawaii segment contributed $19.7 million in net income an increase of 57.8% from the $12.5 million reported for the third quarter of 1999. The increase in the quarter's results was primarily driven by the continued implementation of redesign initiatives during the quarter which resulted in a $3.8 million increase in non-interest income and a $3.3 million reduction in non-interest expense.
RAROC for this segment rose to 21% for the third quarter of 2000 from 13% in the same quarter of 1999. Total assets in the Hawaii segment were $5.3 billion at September 30, 2000, year-end 1999, and September 30, 1999.

         For the nine months ended September 30, 2000, net income for the Hawaii segment was up 35.5% to $54.2 million from $40.0 million in the same year-earlier period. RAROC rose to 20% in the first nine months of 2000 from 14% in the comparable 1999 period.

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

         Net income in the Pacific segment was $7.7 million for the quarter ended September 30, 2000, up from $5.4 million in the third quarter of 1999. Implementation of redesign initiatives which reduced non-interest expenses by 14% quarter-over-quarter enhanced the performance of the West Pacific operations during the third quarter. In the South Pacific, 2000 results were lower primarily due to unfavorable fluctuations in currency exchange rates. RAROC, including the amortization of intangibles for this segment, increased to 14% in the third quarter of 2000 from 10% for the same quarter in 1999. Total assets in the Pacific segment were $2.2 billion at the end of September 2000, down from $2.5 billion from year-end 1999 and the same year ago date, respectively.

         For the first nine months of 2000, net income for the Pacific segment was $19.2 million, a 13.9% increase from $16.8 million reported in the same period last year. Year-to-date RAROC for the Pacific segment moved to 12% in 2000 from 11% for the first nine months of 1999.

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

         For the quarter ended September 30, 2000, the Asia segment reflected a net loss of $0.4 million, compared to net loss of $0.2 million for the same quarter in 1999. RAROC for this segment was (2)% in the third quarter of 2000, compared to (1)% for the same quarter in 1999. As of September 30, 2000, December 31, 1999 and September 30, 1999, total assets in the Asia segment were $1.1 billion, $1.4 billion and $1.6 billion, respectively.

         For the nine months ended September 30, 2000, net loss for the Asia segment was $1.1 million, compared to a loss of $2.1 million in the comparable 1999 period. RAROC for the Asia segment was (2)% and (3)% for the nine months ended September 30, 2000 and 1999.

         For additional information on Asia, see the "International Operations" section in this report.

U.S. Mainland Market

         Pacific Century's U.S. Mainland segment includes Pacific
Century Bank, N.A. and Bank of Hawaii operating units for large corporate lending and leasing.

         In the third quarter of 2000, the U.S. Mainland segment contributed net income of $7.3 million, down from $9.4 million in the same year ago quarter. Comparison between periods reflect a net gain of $1.3 million from the 1999 sale of Arbella Leasing Corp., a special purpose leasing subsidiary. Net income for the three months ended September 30, 2000 and 1999, included tax benefits of $3.4 million and $4.0 million for each period, respectively, from low income housing tax credits and investment tax credits. RAROC, including the amortization of intangibles for this segment was 9% in the third quarter of 2000, declining from 13% for the same quarter in 1999. As of September 30, 2000, December 31, 1999 and September 30, 1999, total assets in the U.S. Mainland segment were $3.1 billion, $2.7 billion and $2.6 billion, respectively.

         For the first nine months of 2000, net income for the U.S. Mainland segment was $25.3 million, down from $28.4 million in the like 1999 period. Included in net income were tax benefits from low income housing tax credits and investment tax credits of $10.3 million for each nine month period ended September 30, 2000 and 1999. RAROC for the U.S. Mainland segment was 12% and 14% in the first nine months of 2000 and 1999, respectively.

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

         The Treasury and Other Corporate segment reflected third quarter 2000 net income of $0.3 million, compared to a net loss of $5.6 million in the same quarter in 1999. The economic provision for loan losses reflects the expected normalized loss factor determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio. The economic provision differs from the provision determined under generally accepted accounting principles. The difference between the sum of the economic provision for business segments and the provision in the consolidated financial statements is included in Treasury and Other Corporate. During the quarter, Pacific Century recorded loan loss provisions totaling $20.1 million to cover losses sustained in certain credit portfolios. At September 30, 2000, year-end 1999 and September 30, 1999 this segment held assets of $2.2 billion, $2.6 billion, and $2.6 billion, respectively. The year-over-year reduction in assets is primarily due to a decline in investment securities and other short-term interest earning assets.

         For the nine months ended September 30, 2000, net loss for the Treasury and Other Corporate segment was $16.5 million, compared to net income of $12.1 million in the same 1999 period.

STATEMENT OF INCOME ANALYSIS

Net Interest Income

         In the third quarter of 2000, net interest income on a taxable equivalent basis was $139.6 million, down from $143.8 million in the same year-earlier quarter. For the nine months ended September 30, 2000, tax equivalent net interest income was $418.2 million about 3.3% lower than the $432.4 million in the same period last year. The decline in 2000's net interest income reflected a year-to-year drop in average earning assets of $228.2 million (1.7%) and $442.8 million (3.3%) compared with the third quarter and first nine months of 1999, respectively. The decline in average earning assets is largely attributed to the impact of foreign exchange rates in the South Pacific and the reduction in both syndicated loans and the Asian portfolios.

         In the third quarter of 2000, the average net interest margin on earning assets was 4.25% similar to 4.28% for the same quarter in 1999 and remained constant for both the first nine months of 2000 and 1999 at 4.27%. The changes in net interest margin was driven by the changes in the mix of earning assets, previously referred to in the discussion on total assets. The year-over-year improvement in the yield on earning assets was 65 and 46 basis points in 2000's September quarter and first nine months, respectively. Comparatively, the cost of funds was 4.94% and 4.70% for the third quarter of 2000 and year-to-date, respectively, an increase of 88 and 61 basis points over the same periods last year. Presented in Table 2 are average balances, yields, and rates paid for the three and nine months ended September 30, 2000 and 1999.

Consolidated Average Balances and Interest Rates Taxable Equivalent (Unaudited)
Table 2
------------------------------------------------------------------------------------------------
                                                Three Months Ended        Three Months Ended
                                                September 30, 2000        September 30, 1999
                                              Average Income/Yield/     Average Income/  Yield/
(in millions of dollars)                      Balance Expense  Rate     Balance Expense    Rate
------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                    $197.3   $3.3   6.69%     $348.5    $5.7    6.49%
  Investment Securities Held to Maturity
    -Taxable                                    711.7   12.9   7.23       804.8    14.7    7.23
    -Tax-Exempt                                   8.3    0.4  17.70        11.7     0.4   14.04
  Investment Securities Available for Sale    2,490.2   41.8   6.67     2,677.5    42.8    6.31
  Funds Sold                                     38.8    0.6   6.48        38.9     0.5    5.57
  Net Loans
    -Domestic                                 8,193.4  177.6   8.62     7,692.0   154.6    7.98
    -Foreign                                  1,435.2   25.2   7.00     1,729.7    25.8    5.92
  Loan Fees                                              7.7                        8.8
                                            ---------------------------------------------------
    Total Earning Assets                     13,074.9  269.5   8.20    13,303.1   253.3    7.55
Cash and Due From Banks                         418.2                     425.2
Other Assets                                    523.6                     655.2
                                            ---------                 ---------
    Total Assets                            $14,016.7                 $14,383.5
                                            =========                 =========
Interest Bearing Liabilities
  Domestic Dep- Demand                       $2,043.7   11.9   2.31    $2,128.8    12.3    2.30
              - Savings                         680.4    3.5   2.03       720.5     3.7    2.03
              - Time                          2,799.4   40.3   5.73     2,492.7    29.4    4.68
                                            ---------------------------------------------------
    Total Domestic                            5,523.5   55.7   4.01     5,342.0    45.4    3.37
  Foreign Deposits
    - Time Due to Banks                         552.6    8.5   6.13       606.7     8.1    5.27
    - Other Time and Savings                    821.4    9.0   4.36     1,175.7    10.4    3.52
                                            ----------------------------------------------------
    Total Foreign                             1,374.0   17.5   5.07     1,782.4    18.5    4.11
                                            ----------------------------------------------------
    Total Interest Bearing Deposits           6,897.5   73.2   4.22     7,124.4    63.9    3.56
Short-Term Borrowings                         2,599.4   40.6   6.22     2,837.3    34.0    4.75
Long-Term Debt                                  963.4   16.1   6.67       732.3    11.6    6.28
                                            ----------------------------------------------------
    Total Interest Bearing Liabilities       10,460.3  129.9   4.94    10,694.0   109.5    4.06
                                            ----------------------------------------------------
Net Interest Income                                    139.6                      143.8
Interest Rate Spread                                           3.26%                       3.49%
Net Interest Margin                                            4.25%                       4.28%
Demand Deposit- Domestic                      1,619.8                   1,633.7
              - Foreign                         345.6                     438.6
                                            ----------                -----------
Total Demand Deposits                         1,965.4                   2,072.3
Other Liabilities                               361.6                     401.2
Shareholders' Equity                          1,229.4                   1,216.0
                                           -----------                -----------
    Total Liabilities and
       Shareholders' Equity                 $14,016.7                 $14,383.5
                                           ===========                ===========
Provision for Loan Losses                               20.1                       13.5
Net Overhead                                            63.7                       84.2
                                                       ------                     ------
Income Before Income Taxes                              55.8                       46.1
Provision for Income Taxes                              20.9                       24.3
Tax-Equivalent Adjustment                                0.3                        0.1
                                                       ------                     ------
Net Income                                             $34.6                      $21.7
                                                       ======                     ======

Consolidated Average Balances and Interest Rates Taxable Equivalent (Unaudited)
Table 2
-----------------------------------------------------------------------------------------------
                                               Nine Months Ended           Nine Months Ended
                                               September 30, 2000          September 30, 1999
                                              Average Income/Yield/     Average Income/  Yield/
(in millions of dollars)                      Balance Expense  Rate     Balance Expense    Rate
-----------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                    $216.4  $10.9   6.74%     $424.2   $20.4    6.43%
  Investment Securities Held to Maturity
    -Taxable                                    736.8   40.5   7.34       808.9    43.2    7.15
    -Tax-Exempt                                   8.9    1.2  17.67        11.7     1.3   14.44
  Investment Securities Available for Sale    2,510.6  124.0   6.60     2,735.4   126.5    6.18
  Funds Sold                                     35.3    1.6   6.07       125.2     4.9    5.20
  Net Loans
    -Domestic                                 8,065.7  511.5   8.47     7,721.9   461.6    7.99
    -Foreign                                  1,517.6   75.2   6.62     1,706.8    81.2    6.36
  Loan Fees                                             24.9                       30.1
-----------------------------------------------------------------------------------------------
    Total Earning Assets                     13,091.3  789.8   8.06    13,534.1   769.2    7.60
Cash and Due From Banks                         456.1                     475.6
Other Assets                                    597.7                     648.5
                                            ---------                 ---------
    Total Assets                            $14,145.1                 $14,658.2
                                            =========                 =========
Interest Bearing Liabilities
  Domestic Dep- Demand                       $2,085.6   36.4   2.33    $2,146.0    36.4    2.27
              - Savings                         690.6   10.5   2.03       728.0    11.0    2.03
              - Time                          2,769.5  111.8   5.39     2,534.0    90.9    4.80
                                            ---------------------------------------------------
    Total Domestic                            5,545.7  158.7   3.82     5,408.0   138.3    3.42
  Foreign Deposits
    - Time Due to Banks                         487.7   21.7   5.95       646.7    25.0    5.17
    - Other Time and Savings                  1,024.9   32.0   4.18     1,163.7    30.4    3.49
                                            ---------------------------------------------------
    Total Foreign                             1,512.6   53.7   4.75     1,810.4    55.4    4.09
                                            ---------------------------------------------------
    Total Interest Bearing Deposits           7,058.3  212.4   4.02     7,218.4   193.7    3.59
Short-Term Borrowings                         2,651.2  117.0   5.90     3,118.3   110.9    4.75
Long-Term Debt                                  848.3   42.2   6.64       665.2    32.2    6.47
                                            ---------------------------------------------------
    Total Interest Bearing Liabilities       10,557.8  371.6   4.70    11,001.9   336.8    4.09
                                            ---------------------------------------------------
Net Interest Income                                    418.2                      432.4
Interest Rate Spread                                           3.36%                       3.51%
Net Interest Margin                                            4.27%                       4.27%
Demand Deposit- Domestic                      1,649.9                   1,649.2
              - Foreign                         376.9                     427.6
                                            ---------                 ---------
Total Demand Deposits                         2,026.8                   2,076.8
Other Liabilities                               336.6                     370.8
Shareholders' Equity                          1,223.9                   1,208.7
                                            ---------                 ---------
    Total Liabilities and
      Shareholders' Equity                  $14,145.1                 $14,658.2
                                            ==========                ==========
Provision for Loan Losses                              117.1                       40.0
Net Overhead                                           174.2                      226.4
                                                       -----                      -----
Income Before Income Taxes                             126.9                      166.0
Provision for Income Taxes                              45.1                       69.9
Tax-Equivalent Adjustment                                0.7                        0.7
                                                       -----                      -----
Net Income                                             $81.1                      $95.4
                                                       =====                      =====

Provision for Loan Losses

         The provision for loan losses was $20.1 million in the third quarter of 2000, an increase from $13.5 million for the same quarter in 1999. For the first nine months of 2000, the provision for loan losses totaled $117.1 million, compared to $40.1 million in the like year ago period. For further discussion on credit quality, refer to the section on "Credit
Risk - Reserve for Loan Losses."

Non-Interest Income

         Total non-interest income in the third quarter of 2000, was $61.3 million, compared to $71.4 million for the same quarter in 1999, a decrease of 14.2%. The decrease reflects the gain on the sale of Arbella Leasing of $14.0 million recognized in the third quarter of 1999. For the first nine months of 2000, total non-interest income was $198.7 million, up 1.3% over the same year-earlier period. The gain on the pension settlement recorded in the second quarter of 2000 and the Arbella gain affect the comparison. Excluding both these transactions, the increase in non-interest income was 2.6% year-over-year. The changes between periods are discussed in each section following.

Non-Interest Income
Table 3
                                  3 Months Ended   3 Months Ended  9 Months Ended   9 Months Ended
(in millions)                     Sept. 30, 2000   Sept. 30, 1999  Sept. 30, 2000   Sept. 30, 1999
--------------------------------------------------------------------------------------------------
Trust Income                               $15.9            $14.7           $49.1            $44.7
Service Charges on Deposit Accounts         10.1              8.6            29.8             25.7
Fees, Exchange and Other Service            22.7             21.9            66.9             66.6
  Charges
Other Operating Income                      12.7             26.1            41.3             50.5
Gain on Settlement of Pension Obligation       -                -            11.9                -
Investment Securities Gains (Losses)       (0.1)              0.1           (0.3)              8.7
---------------------------------------------------------------------------------------------------
     Total Non-Interest Income             $61.3            $71.4          $198.7           $196.2
===================================================================================================

         Trust income for the third quarter of 2000 increased to $15.9 million, up 8.2% from the same quarter last year. Year-to-date trust income totaled $49.1 million, reflecting a 9.9% increase over the first nine months of 1999. Pacific Century continues to show growth in the trust category due in part, to organizational changes that have allowed relationship officers to deliver a wider array of financial services to customers. New Era brought changes to trust pricing strategy that rationalized pricing and the cost of providing the service. Finally, the Pacific Capital family of mutual funds and Hawaiian Tax Free Trust, which are managed by Pacific Century Trust, have continued to experience strong growth. At the end of September 2000, the Pacific Capital fund family of investments totaled $4.1 billion compared to $3.5 billion on the same date in 1999 and $3.7 billion at year-end 1999.

         Service charges on deposit accounts for the September 2000 quarter increased to $10.1 million, from $8.6 million in the third quarter of 1999. The increase largely reflecting the pricing changes developed in the New Era Redesign project.
Pricing changes developed in New Era were to realign fees commensurate with the cost to provide the service. For the year-to-date, service charges on deposit accounts increased to $29.8 million, 16.0% increase over the same period in 1999.

         Fees, exchange and other service charges were $22.7 million for the third quarter of 2000, up modestly from $21.9 million for the same quarter in 1999. The year-to-date total for this category was $66.9 million in 2000, a modest increase from $66.6 million for the first nine months of 1999. The change between year-to-date 2000 and 1999 was the net of increases in fees reflecting New Era changes offset by a decline in fees earned in the South Pacific banks. The decline in the South Pacific fees is partly due to the weakening of the exchange rate against the dollar.

         Other operating income in the third quarter of 2000 was $12.7 million, a 51.3% decrease from $26.1 million reported in the same quarter of 1999. As previously discussed, in the third quarter of 1999, Arbella Leasing a subsidiary of Pacific Century Leasing was sold at a gain of $14.0 million. Excluding that gain, the increase would have been 5.1% comparing the third quarters of 1999 and 2000. Year-to-date other operating income decreased 18.1% from the same period in 1999. The year-to-year comparison is also affected by the non-recurring gain ($2.0 million) on the sale of shares received as an insurance company demutualized in the first quarter of 2000 as well as the Arbella transaction. Without these two transactions, year to date other income would have grown 7.8% over the same period in 1999.

         There were no significant securities transactions reported for the third quarter of 2000 and 1999. For the year-to-date
2000, securities losses of $0.3 million were recognized, compared with gains of $8.7 million for the same period in 1999. The gains reported in 1999 were related to investments held by Pacific Century Small Business Investment Company.

Non-Interest Expense

         Total non-interest expense for the September 2000 quarter was $124.9 million, compared to $155.6 million in the similar quarter of 1999, a decrease of $30.7 million. As previously stated, in the third quarter of 1999, a restructuring charge of $22.5 million was recorded relative to the New Era Redesign program. Without that charge, non-interest expense for the quarter would have still decreased by 6.2%. Year-to-date total non-interest expense was $372.9 million, down from $422.6 million for the first nine months of 1999. Comparisons between 2000 and 1999 largely reflect the impact of the implementation of New Era ideas on the redesign of processes and procedures (excluding the impact of the restructuring charge in 1999). The implementation of New Era had its greatest impact on salaries and benefits which is discussed in further detail following.

Non-Interest Expense
Table 4
                                  3 Months Ended   3 Months Ended  9 Months Ended   9 Months Ended
(in millions)                     Sept. 30, 2000   Sept. 30, 1999  Sept. 30, 2000   Sept. 30, 1999
--------------------------------------------------------------------------------------------------
Salaries                                   $45.2            $50.8          $137.2           $152.1
Pension and Other Employee Benefits         12.3             13.4            37.7             43.4
Net Occupancy Expense                       12.6             11.5            36.9             35.6
Net Equipment Expense                       13.4             12.4            37.5             36.2
Other Operating Expense                     41.3             44.9           123.3            132.4
Restructuring Charge                           -             22.5               -             22.5
Minority Interest                            0.1              0.1             0.3              0.4
--------------------------------------------------------------------------------------------------
     Total Non-Interest Expense           $124.9           $155.6          $372.9           $422.6
==================================================================================================

         Salaries and pension and other employee benefits expense totaled $57.5 million in the third quarter of 2000 compared to $64.2 million in the same quarter last year. For the first nine months, total salaries and benefits declined 10.5% to $174.9 million from $195.5 million in the same period last year. This significant change in salary and benefit expense largely reflects the implementation of the process changes in the New Era Redesign. The implementation of changes in processes and procedures identified in New Era allowed the reduction of staff and, along with it, lower salary and benefit costs.

         Net occupancy and equipment expense in the third quarter of 2000 quarter increased to $26.0 million from $23.9 million for the same period in 1999. For the first nine months of 2000, net occupancy and equipment expense totaled $74.3 million, up 3.5% from $71.8 million in the similar period last year.

         Other operating expense decreased to $41.3 million in the third quarter of 2000, a 7.9% decline from $44.9 million for the same quarter in 1999. Year-to-date other operating expense decreased $9.1 million to $123.3 million from $132.4 million for the same period in 1999. Much of the decrease in other expense is attributed to the Year 2000 remediation costs incurred in 1999. For the third quarter of 1999, Year 2000 expenses were $1.9 million and $9.1 million for the first nine months of 1999.

         Pacific Century utilizes the efficiency ratio as a tool to manage non-interest income and expense. The efficiency ratio is derived by dividing non-interest expense by net operating revenue (net interest income plus non-interest income before securities transactions). For the third quarter and first nine months of 2000, the efficiency ratio was 62.3% and 60.5%, respectively. Comparatively, this ratio was 72.4% in the same quarter last year and 68.3% for the nine months of 1999. As mentioned earlier, both 2000 and 1999 efficiency ratios were affected by the one-time items, without these transactions, the efficiency ratios would have been 62.3% and 66.3% for the third quarters of 2000 and 1999, respectively. On a year-to-date basis, the ratios would have improved from 66.1% for 1999 to 61.7% for 2000.

         On a tangible basis, the efficiency ratio was 59.8% and 70.0% for the third quarters of 2000 and 1999, respectively. For the respective years-to-date, the tangible efficiency ratio was 58.1% and 66.0% for 2000 and 1999 and 59.3% and 63.8% for 2000
and 1999 without the one-time transactions in both years.

BALANCE SHEET ANALYSIS

Loans

         Loans comprise the largest category of earning assets for Pacific Century and produce the highest level of earnings. At
September 30, 2000, loans outstanding were $9.7 billion, the same as at year-end 1999 and September 30, 1999.

         Pacific Century's objective is to maintain a diverse loan portfolio in order to spread credit risk and reduce exposure to economic downturns that may impact different markets and industries. The composition of the loan portfolio is regularly monitored to ensure diversity as to loan type, geographic distribution, and industry and borrower concentration.

         Table 5 presents the composition of the loan portfolio by major loan categories as of September 30, 2000, December 31, 1999 and September 30, 1999.

Pacific Century Financial Corporation and subsidiaries
Loan Portfolio Balances
Table 5
---------------------------------------------------------------------
                                   September  December 31   September
(in millions of dollars)                2000         1999        1999
---------------------------------------------------------------------
Domestic Loans
   Commercial and Industrial        $2,562.3     $2,493.0    $2,491.5
   Real Estate
       Constructio-- Commercial        284.7        315.1       303.7
                  -- Residential        22.3         13.8        12.4
       Mortgage --Commercial         1,169.3      1,244.8     1,264.5
               -- Residential        2,908.9      2,645.4     2,584.0
   Installment                         735.4        756.1       743.9
   Lease Financing                     729.8        627.6       547.1
---------------------------------------------------------------------
     Total Domestic                  8,412.7      8,095.8     7,947.1
---------------------------------------------------------------------
Foreign Loans                        1,338.0      1,621.8     1,799.5
---------------------------------------------------------------------
     Total Loans                    $9,750.7     $9,717.6    $9,746.6
=====================================================================

Investment Securities

         Pacific Century's investment portfolio is managed to provide collateral for cash management needs, to meet strategic asset/liability positioning, and to provide both interest income and balance sheet liquidity. At $2.5 billion, available-for-sale securities at September 30, 2000 were almost level with year-end 1999, but were down from $2.6 billion at the same date last year. Securities held to maturity were down to $0.7 billion at September 30, 2000, declining from $0.8 billion at year-end 1999 and a year ago. Other short-term interest bearing assets totaled $0.2 billion at the end of the third quarter, down from $0.3 billion and $0.5 billion at December 31, 1999 and September 30,
1999, respectively. The decline in investment securities and other short-term interest earning assets relative to year-end
1999 and September 30, 1999, is primarily the result of managed reductions of lower yielding assets to improve balance sheet efficiency.

Deposits

         As of September 30, 2000, deposits totaled $8.8 billion, down from $9.3 billion from September 30, 1999 and $9.4 billion at year-end 1999. As of September 30, 2000, the mix of deposits has changed with domestic deposits increasing and foreign deposits decreasing. At $7.1 billion, domestic deposits at September 30, 2000 were $76 million lower than year-end 1999, while foreign deposits decreased $497 million. Foreign deposits are declining largely due to the impact of exchange rates particularly in French Polynesia and a reduction in foreign time deposits due to banks (functionally a form of short-term borrowings handled centrally by the Treasury function).

         Table 6 presents deposits by type as of September 30, 2000 and 1999 and year-end 1999.

Deposits
Table 6
---------------------------------------------------------------------------------------------------------

                                       September 30, 2000      December 31, 1999       September 30, 1999
                                     --------------------------------------------------------------------
(in millions of dollars)                Amount       Mix        Amount      Mix         Amount       Mix
---------------------------------------------------------------------------------------------------------

Domestic
  Non-Interest Bearing Demand         $1,626.4      18.4%     $1,676.4     17.8%      $1,683.2      18.1%
  Interest-Bearing Demand              2,039.3      23.1%      2,076.4     22.1%       2,059.7      22.2%
  Regular Savings                        671.4       7.6%        700.1      7.5%         713.0       7.7%
  Time Certificates
    of Deposit
    ($100,000 or More)                 1,289.7      14.6%      1,203.7     12.8%       1,110.1      11.9%
All Other Time and
    Savings Certificates               1,512.3      17.2%      1,557.9     16.6%       1,460.0      15.7%
---------------------------------------------------------------------------------------------------------

Total Domestic                         7,139.1      80.9%      7,214.5     76.8%       7,026.0      75.6%
---------------------------------------------------------------------------------------------------------

Foreign
  Non-Interest Bearing Demand            343.8       3.9%        401.6      4.3%         437.1       4.7%
  Time Due to Banks                      571.6       6.5%        597.7      6.4%         679.3       7.3%
  Other Time and Savings                 766.1       8.7%      1,179.8     12.5%       1,148.0      12.4%
---------------------------------------------------------------------------------------------------------

Total Foreign                          1,681.5      19.1%      2,179.1     23.2%       2,264.4      24.4%
---------------------------------------------------------------------------------------------------------

Total                                 $8,820.6     100.0%     $9,393.6    100.0%      $9,290.4     100.0%
=========================================================================================================

Borrowings

         Short-term borrowings, including funds purchased and securities sold under agreements to repurchase, totaled $2.5 billion at September 30, 2000 compared with $2.8 billion at year-end 1999 and $2.9 billion at September 30, 1999.

         Long-term debt on September 30, 2000 increased to $1.0 billion from $728 million at year-end 1999 and $795 million at September 30, 1999. This increase is primarily attributed to new
Federal Home Loan Bank advances, net of maturities.

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

         The foreign countries to which Pacific Century maintains its largest credit exposure on a cross border basis are Japan, South Korea and France (as it relates to French Polynesia and New Caledonia). Table 7 presents as of September 30, 2000, December
31, 1999, and September 30, 1999 a geographic distribution of Pacific Century's cross-border assets for each country in which such assets exceeded 0.75% of total assets.


Geographic Distribution of Cross-Border International Assets (1)
Table 7
(in millions)
Country                           September 30, 2000      December 31, 1999     September 30, 1999
--------------------------------------------------------------------------------------------------
Japan                                         $293.1                 $320.4                 $282.1
South Korea                                    305.5                  294.3                  345.8
France                                          93.6                  195.1                  166.7
All Others                                     462.4                  563.4                  695.5
                                         -----------            -----------            -----------
                                            $1,154.6               $1,373.2               $1,490.1
                                             =======                =======                =======

(1) This table details by country cross-border outstandings that individually amounted to 0.75% or more of consolidated total assets as of September 30, 2000, December 31, 1999 and September 30, 1999.  Cross-border outstandings are defined as foreign monetary assets that are payable to Pacific Century in U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies.  Cross-border outstandings include loans, acceptances, and interest-bearing deposits with other banks.


CORPORATE RISK PROFILE

Credit Risk

Non-Performing Assets and Past Due Loans

         Non-performing assets (NPAs) consist of non-accrual loans, restructured loans and foreclosed real estate. These assets increased to $219.6 million at September 30, 2000 from $154.8 million a year ago and $149.9 million at the end of 1999.

         The management of non-performing assets has received an elevated level of management focus and attention. The reevaluation of the loan grading system was completed during the third quarter. This change and its resulted impact on loan grades is reflected in the increase in NPA. During the third quarter, NPA were impacted by payments of more than $33 million and charge-offs of $21 million. Loans aggregating $64 million, largely loans in the commercial real estate category, were added to non-performing status during the quarter.

         Total non-accrual loans rose to $214.5 million at September 30, 2000, up from $145.3 million and $148.9 million at year-end
1999 and September 30, 1999, respectively. The most significant components of the increase in non-accrual loans relative to year-end were noted in commercial industrial and commercial real estate categories. Since year-end, foreign and residential real estate non-accruals have decreased $19.1 million and $7.7 million, respectively.

         At September 30, 2000, the ratio of NPAs to outstanding loans was 2.25%. Comparatively the ratio was 1.54% at year-end
1999 and 1.59% at September 30, 1999.  Table 8 presents Pacific
Century's NPAs and ratio of NPAs to total loans.

         Pacific Century's policy is to place loans on non-accrual status when a loan is over 90 days delinquent, unless collection is likely based on specific factors such as the type of borrowing agreement and/or collateral. At the time a loan is placed on non-accrual, all accrued but unpaid interest is reversed against current earnings.

         Non-performing residential mortgages (excluding construction loans) totaled $22.0 million at September 30, 2000 compared to $29.7 million at year-end 1999 and $33.1 million a year ago.
This decreasing trend in 2000 reflects the first quarter sale of certain non-performing residential loans ($4.8 million), an aggressive collection effort and an improving residential real estate market.

         Foreclosed real estate totaled $5.1 million at September 30, 2000 compared to $4.6 million at year-end 1999 and $5.9 million a year ago. At September 30, 2000, the foreclosed real estate portfolio consisted of 42 properties, mostly residential property located in Hawaii. The largest property is a commercial property and represented approximately 11% of the total.

         Accruing loans past due 90 days or more was $20.6 million as of September 30, 2000. Accruing loans past due 90 days or more were $18.5 million at year-end 1999, and $21.6 million at September 30, 1999.

Potential Problem Loans

         Management continues to closely monitor the $65 million loan in the syndicated portfolio mentioned in the second quarter 10-Q.

Non-Performing Assets and Accruing Loans Past Due 90 Days or More
Table 8
---------------------------------------------------------------------------
                                     September 30  December 31 September 30
(in millions of dollars)                     2000         1999         1999
---------------------------------------------------------------------------
Non-Accrual Loans
   Commercial and Industrial                $49.0        $23.7        $31.7
   Real Estate
     Construction                             8.1          1.1          2.1
     Commercial                              86.8         19.0         20.8
     Residential                             22.0         29.7         33.1
   Installment                                0.1          0.5          0.7
   Leases                                     0.2          3.9          4.8
         Total Domestic                     166.2         77.9         93.2
   Foreign                                   48.3         67.4         55.7
                                            -------------------------------
         Subtotal                           214.5        145.3        148.9

Foreclosed Real Estate
   Domestic                                   4.9          4.3          5.6
   Foreign                                    0.2          0.3          0.3
                                            -------------------------------
         Subtotal                             5.1          4.6          5.9
                                            -------------------------------
     Total Non-Performing Assets            219.6        149.9        154.8
                                            -------------------------------

Accruing Loans Past Due 90 Days or More
   Commercial and Industrial                  2.2          5.9          6.2
   Real Estate
     Construction                             0.1          0.0          0.5
     Commercial                               4.9          1.9          2.4
     Residential                              7.2          4.0          2.8
   Installment                                4.6          4.5          4.5
   Leases                                     0.1          1.2          0.2
         Total Domestic                      19.1         17.5         16.6
   Foreign                                    1.5          1.0          5.0
                                           --------------------------------
         Subtotal                            20.6         18.5         21.6
                                           --------------------------------
     Total                                 $240.2       $168.4       $176.4
                                           ================================
---------------------------------------------------------------------------
Ratio of Non-Performing Assets
   to Total Loans                            2.25%        1.54%        1.59%
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Ratio of Non-Performing Assets
   and Accruing Loans Past Due
   90 Days or More to Total Loans            2.46%        1.73%        1.81%
---------------------------------------------------------------------------

Reserve for Loan Losses

         The reserve for loan losses ended the third quarter of 2000 at $245.0 million, a $50.8 million increase from year-end 1999 and a $33.7 million increase over the same date last year. Net charge-offs for the third quarter of 2000 were $19.6 million or 0.81% (annualized) of average loans, compared to $13.5 million, or 0.57% (annualized) of average loans for the same quarter last year and $73.8 million, or 0.78% of average loans for all of 1999. For the nine months ended September 30, 2000, net charge-offs were $63.8 million, or 0.89% (annualized) of average loans, compared to $37.0 million and 0.52% (annualized), respectively in same 1999 period. The ratio of reserves to loans outstanding at September 30, 2000 was 2.58%, compared to 2.22% at this date last year and 2.05% at year-end 1999. A summary of the activity in the reserve for loan losses is presented in Table 9.

         At September 30, 2000, the reserve for loan losses provided coverage of 112% of non-performing loans, compared to 130% coverage at year-end 1999 and 137% at September 30, 1999. Additionally, the ratio of reserves to annualized gross charge-offs was 2.3 times for the first nine months of 2000, compared to
1.9 times for all of 1999 and 2.6 times for the first nine months of 1999.

         For the first nine months of 2000, recoveries totaled $15.4 million compared to $23.7 million for the same period last year.
The 1999 total was enhanced by two large recoveries, a $7.0 million recovery of a U.S. mainland loan in the commercial and industrial portfolio and $3.2 million in foreign loan recoveries.

         During the third quarter, the Company recorded a provision for loan losses of $20.2 million. This provision level is lower than the provision made for the second quarter of $83.4 million. The provision in the second quarter was to bolster the reserve to support increases in non-performing assets and increased risk in the loan portfolio. The increased risk arose from deterioration in the quality of the Hawaii commercial real estate and the Company's syndicated loan portfolios, the turmoil in Fiji, and the finalization of the grading reevaluation to assess the accuracy of its loan grading system. The finalization of this review, the collection efforts of the quarter, and the comprehensive reexamination of lending and credit practices were reflected in the increased provisions in both the second and third quarters.

         The Company continues its effort to enhance the credit process and improve credit quality. The ad hoc Credit Quality Committee established by the Board of Bank of Hawaii, a special committee consisting of three outside Directors that is charged with monitoring management's progress, has met regularly during the quarter. The Company has hired an industry expert as an advisor to assist in this effort which includes hiring a new Chief Credit Officer.

Pacific Century Financial Corporation and subsidiaries
Reserve for Loan Losses
Table 9
----------------------------------------------------------------------------------------------
                                                     Third       Third  First Nine  First Nine
                                                   Quarter     Quarter      Months      Months
(in millions of dollars)                              2000        1999        2000        1999
----------------------------------------------------------------------------------------------
Average Amount of Loans Outstanding               $9,628.6    $9,421.7    $9,583.3    $9,428.7
Balance of Reserve for Loan Losses
   at Beginning of Period                           $246.6      $209.6      $194.2      $211.3
Loans Charged-Off
   Commercial and Industrial                           8.0         0.3        17.7        15.7
   Real Estate
     Construction                                      0.0         0.0         0.5         0.2
     Commercial                                        2.8         0.1        14.3         2.3
     Residential                                       1.5         2.0         5.2         5.6
   Installment                                         4.6         6.2        14.5        19.1
   Leases                                              0.2         0.1         0.4         0.2
----------------------------------------------------------------------------------------------
       Total Domestic                                 17.1         8.7        52.6        43.1
   Foreign                                             9.5        11.8        26.6        17.6
----------------------------------------------------------------------------------------------
Total Charged-Off                                     26.6        20.5        79.2        60.7
Recoveries on Loans Previously Charged-Off
   Commercial and Industrial                           2.2         3.4         5.1        12.9
   Real Estate
     Construction                                      0.0         0.0         0.0         0.0
     Commercial                                        0.1         0.8         0.3         1.0
     Residential                                       0.3         0.0         1.0         0.2
   Installment                                         1.7         2.0         5.3         5.6
        Total Domestic                                 4.3         6.2        11.7        19.7
----------------------------------------------------------------------------------------------
   Foreign                                             2.7         0.8         3.7         4.0
Total Recoveries                                       7.0         7.0        15.4        23.7
----------------------------------------------------------------------------------------------
Net Charge-Offs                                      (19.6)      (13.5)      (63.8)      (37.0)
Provision Charged to Operating Expenses               20.2        13.5       117.1        40.1
Other Net Additions (Reductions)*                     (2.2)        1.7        (2.5)       (3.1)
----------------------------------------------------------------------------------------------
Balance at End of Period                            $245.0      $211.3      $245.0      $211.3
==============================================================================================
Ratio of Net Charge-Offs to
  Average Loans Outstanding  (annualized)             0.81%       0.57%       0.89%       0.52%
----------------------------------------------------------------------------------------------
Ratio of Reserve to Loans Outstanding                 2.58%       2.22%       2.58%       2.22%
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

         Table 10 presents as of September 30, 2000, December 31, 1999 and September 30, 1999, the results from this model. The NII simulation model provides an estimate of the change in NII from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period relative to what the NII would have been if interest rates did not change. The resulting estimate in NII exposure is well within the approved Asset Liability Management Committee guidelines.

Market Risk Exposure to Interest Rate Changes
Table 10
                                      September 30, 2000    December 31, 1999   September 30, 1999
--------------------------------------------------------------------------------------------------
                                    Interest Rate Change Interest Rate Change Interest Rate Change
                                       (in basis points)    (in basis points)    (in basis points)
                                         -200       +200       -200      +200       -200      +200
---------------------------------------------------------------------------------------------------
Estimated Exposure as a
Percent of Net Interest Income          (0.8)%      0.1%       1.4%    (1.7)%       0.8%    (1.3)%
--------------------------------------------------------------------------------------------------


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

         On the other hand, Pacific Century is exposed to foreign currency exchange rate changes from the capital invested in its foreign subsidiaries and branches located throughout the South Pacific and Asian Rim. These investments are designed to diversify Pacific Century's total balance sheet exposure. A portion of the capital investment in French Polynesia and New Caledonia is offset by a borrowing denominated in euro and a foreign exchange currency hedge transaction. As presented in Table 11, the remainder of these capital positions which aggregated $70.3 million, was not hedged as of September 30, 2000. The comparative unhedged position at year-end 1999 was $87.6 million and $92.7 million at September 30, 1999. The increased provisioning and charge-off of loans in the South Pacific and Asia has created situations where liabilities exceeded assets as of September 30, 2000. This anomaly results in the negative value reported in Table 11 for the other currency category.

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

         Table 11 presents as of September 30, 2000, December 31, 1999 and September 30, 1999 Pacific Century's foreign currency exposure from its net investment in subsidiaries and branch operations that are denominated in a foreign currency as measured by the VAR.

Market Risk Exposure From Changes in Foreign Exchange Rates
Table 11
----------------------------------------------------------------------------------------------------
                             September 30, 2000        December 31, 1999        September 30, 1999
                         Book Value Value-at-Risk Book Value Value-at-Risk Book Value Value-at-Risk
(in millions of dollars)
----------------------------------------------------------------------------------------------------
Net Investments in Foreign
  Subsidiaries and Branches
     Japanese Yen             $10.5        $1.5        $9.4        $1.8       $8.2         $1.9
     Korean Won                32.4         3.9        34.3         4.2       40.5          3.7
     Pacific Franc (1)         30.4         6.1        25.9         4.2       25.3          4.6
     Other Currencies         (3.0)        18.2        18.0        17.0       18.7         17.1
                            -------     -------     -------     -------   --------      -------
       Total                  $70.3       $29.7       $87.6       $27.2      $92.7        $27.3
                               ====        ====        ====        ====      =====         ====

(1) Net of a $35 million, $40 million and $42 million borrowing at September 30, 2000, December 31, 1999 and
September 30, 1999, respectively, denominated in euro and foreign exchange hedge transactions of $20 million, $23 million and $24 million at September 30, 2000, December 31, 1999 and September 30, 1999.

Trading Activities

         Trading activities include foreign currency and foreign exchange contracts that expose Pacific Century to a minor degree of foreign currency risk. Pacific Century manages its trading account such that it does not maintain significant foreign currency open positions. Trading activities remain immaterial as of September 30, 2000.

Liquidity Management

         Liquidity is managed to ensure that Pacific Century has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner. Pacific Century's liquidity management process is described in the 1999 Annual Report to Shareholders. Additional borrowings are subject to regulators approval (see footnote 7).

         Pacific Century maintained a $25 million annually renewable line of credit for working capital purposes. Fees are paid on the unused balance of the line. During the third quarter of 2000, the line was not drawn upon.

         Bank of Hawaii and First Savings are both members of the Federal Home Loan Bank of Seattle. The FHLB provides these institutions with an additional source for short and long-term funding. Borrowings from the FHLB ended the third quarter of 2000 at $533 million, compared to $626 million at the prior quarter-end and $247 million at the end of 1999.

         Additionally, Bank of Hawaii maintains a $1 billion senior and subordinated bank note program. Under this facility, Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. At September 30, 2000, there was $125 million issued and outstanding under this program. No new notes have been issued in 2000.

Equity Capital
Table 12
---------------------------------------------------------------------------------------
                                     Nine Months Ended    Year Ended Nine Months Ended
                                         September 30    December 31      September 30
(in millions of dollars)                         2000           1999              1999
---------------------------------------------------------------------------------------

Source of Common Equity
Net Income                                      $81.1         $133.0             $95.4
Dividends Paid                                  (42.1)         (54.6)            (41.0)
Dividend Reinvestment Program                     2.5            4.0               3.2
Stock Repurchases                               (17.0)         (21.8)            (11.3)
Other (1)                                        13.3          (33.9)            (23.4)
---------------------------------------------------------------------------------------

Increase (Decrease) in Equity                   $37.8          $26.7             $22.9
=======================================================================================

Common Equity                                $1,250.1       $1,212.3          $1,208.5
    Add:  8.25% Capital Securities of
            Bancorp Hawaii Capital
            Trust I                             100.0          100.0             100.0
          Minority Interest                       4.2            4.4               4.6
    Less: Intangibles                           166.3          175.8             180.1
          Unrealized Valuation and Other
            Adjustments                         (31.5)         (37.9)            (24.3)
---------------------------------------------------------------------------------------

Tier I Capital                                1,219.5        1,178.8           1,157.3
    Allowable Loan Loss Reserve                 135.5          143.9             145.5
    Subordinated Debt                           172.1          195.8             195.8
    Investment in Unconsolidated
      Subsidiary                                 (3.8)          (3.2)             (2.7)
---------------------------------------------------------------------------------------

Total Capital                                $1,523.3       $1,515.3          $1,495.9
=======================================================================================

Risk Weighted Assets                        $10,729.5      $11,461.0         $11,569.6
=======================================================================================

Key Ratios
Tier I Capital Ratio                            11.37%         10.28%            10.00%
Total Capital Ratio                             14.20%         13.22%            12.93%
Leverage Ratio                                   8.80%          8.31%             8.15%
========================================================================================

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

         At September 30, 2000, Pacific Century's shareholders' equity was $1.25 billion, an increase from $1.21 billion reported on this date in 1999. Table 12 presents the changes in capital by category for the nine months ended September 30, 1999 and 2000 and all of 1999. As noted in footnote 7 of the financial statements, continuation of the share repurchase program has been authorized by both the Board and the regulators. During the third quarter, no treasury shares were purchased.

         Pacific Century's regulatory capital ratios at September 30, 2000 were: Tier 1 Capital Ratio of 11.37%, Total Capital Ratio of 14.20%, and Leverage Ratio of 8.80%. All three capital ratios exceeded the minimum threshold levels that were established by federal bank regulations to qualify an institution as well capitalized. The minimum regulatory standards to qualify as well capitalized are as follows: Tier 1 Capital 6%; Total Capital 10%;
and the Leverage Ratio 5%. These standards are minimum regulatory guidelines and Pacific Century manages its capital base in accordance with the attributes noted at the beginning of this section. Table 12 also presents the activities and balances in Pacific Century's capital accounts along with key capital ratios.

Regulatory Matters

         Please see Note 7 to the Financial Statement which is incorporated herein by reference.

Part II. - Other Information

Items 1 to 5 omitted pursuant to instructions.

Item 6 - Exhibits and Reports on Form 8-K

         (a)     Exhibit Index
                 Exhibit Number

                         20       Quarterly Report to Shareholders
                         27       Financial Data Schedule
                         99       Statement of Ratios

         (b) During the third quarter of 2000, two events were reported by Pacific Century Financial Corporation on Form 8-K.

                 A Form 8-K was filed on August 22, 2000. The 8-K announced the pending retirement of Mr. Lawrence
                 Johnson, Chairman and Chief Executive Officer of
                 Pacific Century Financial Corporation.

                 A Form 8-K was filed on September 14, 2000. The 8-K announced Mr. Robert Huret as a new director of Pacific Century Financial Corporation.

SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date    November 13, 2000                         PACIFIC CENTURY FINANCIAL
                                                  CORPORATION

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