Form 10-K405
period 2000-12-31
PACIFIC CENTURY FINANCIAL CORP
filed 2001-03-08
CIK 46195

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   for the transition period from ____ to ____

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

                                 (808) 537-8430
              (Registrant's telephone number, including area code)

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

                               Yes [X]    No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the New York Stock Exchange on December 31, 2000 ($17.69 per share): $1,342,852,104

   As of February 28, 2001, 79,755,758 shares of Common Stock, $.01 par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 27, 2001, are incorporated by reference into Part III of this Report.

================================================================================

                                    PART I

Item 1. Description Of Business

 General

   Pacific Century Financial Corporation (Pacific Century) is a Delaware corporation and a bank holding company. Pacific Century was incorporated in Hawaii in 1971 and in April 1998, changed its state of incorporation to Delaware.

   Through its banking subsidiaries, Pacific Century provides a diversified range of banking financial services and products primarily in Hawaii and also in the South and West Pacific, and selected international markets in Asia, California and Arizona. Additional subsidiaries are engaged in various businesses, including consumer finance, equipment leasing, insurance and insurance agency services, securities brokerage and investment services and other activities. Pacific Century's principal banking subsidiary is Bank of Hawaii. Pacific Century also owns Pacific Century Bank, N.A. ("PCB") and First Savings and Loan Association of America. Through its subsidiaries, Pacific Century also owns the following foreign financial institutions (in the percentages indicated): Bank of Hawaii-Nouvelle Caledonie--96%; Bank of Hawaii
(PNG) Ltd.--100%; Banque de Tahiti--95%; Banque d'Hawaii (Vanuatu), Ltd.-- 100%; and National Bank of Solomon Islands--51%.

   Pacific Century groups its principal revenue-producing businesses into the following four market regions: Hawaii, Pacific, Asia, and U.S. Mainland. For additional information about Pacific Century and its operations see the Business Segments discussion and Note Q in the Consolidated Financial Statements of this report.

Disposition Activity

   In December 2000, Bank of Hawaii entered into a definitive agreement to sell its credit card portfolio to American Express Centurion Bank. The sale is expected to close in the first or second quarter of 2001.

   In December 2000, Pacific Century Bank, N.A. entered into a definitive agreement to sell its branch operations in Arizona. The transaction represents approximately $228 million in assets and $415 million in deposits as of December 31, 2000. Pacific Century expects to close the transaction in the first half of 2001.

   In December 2000, investments in Pacific Commercial Bank in Samoa (43% interest) and the Bank of Tonga (30% interest) were sold to another shareholder of these two banks.

Bank Subsidiaries

   Bank of Hawaii was organized under the laws of Hawaii on December 17, 1897. Its headquarters are in Honolulu, Hawaii, and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). It is not a member of the Federal Reserve System. Bank of Hawaii is the largest full-service financial institution headquartered in the State of Hawaii with a statewide network of 76 traditional and in-store branches. Bank of Hawaii provides customary commercial banking services through branch offices, representative offices or subsidiary banks in Hawaii, the South and West Pacific and selected international markets in Asia.

   Pacific Century Bank, N.A. (PCB) is headquartered in Encino, California, and its business primarily consists of providing commercial banking products and services in Southern California and the State of Arizona. PCB is a national bank organized under the laws of the United States. It is a member of the Federal Reserve System and its deposits are insured by the FDIC. PCB's operations are conducted through 19 branch offices in the State of California and 9 branch offices in the State of Arizona. As discussed above, in December 2000 PCB entered into a definitive agreement to sell its branch operations in Arizona.

   First Savings and Loan Association of America is located in the territory of Guam. It provides retail financial services through 6 branches.

Regulation and Competition

Effect of Governmental Policies

   The earnings of Pacific Century and its principal subsidiaries are affected not only by general economic conditions, both domestically and internationally, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System, and foreign governments and their agencies. The monetary policies of the Federal Reserve System influence to a significant extent the overall growth of loans, investments, and deposits; and the level of interest rates earned on assets and paid for liabilities. The nature and impact of future changes in monetary policies are often not predictable.

Competition

   Pacific Century and its subsidiaries are subject to substantial competition in all aspects of the businesses in which they engage from banks (both domestic and foreign), savings associations, credit unions, mortgage companies, finance companies, mutual funds, brokerage firms, insurance companies and other providers of financial services. Pacific Century also competes with certain non-financial institutions and governmental entities that offer financial products and services. Many of Pacific Century's competitors are not subject to the same level of extensive regulations and oversight that are required of banks and bank holding companies.

   Effective March 13, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may materially change the competitive environment in which Pacific Century and its subsidiaries conduct business.

Supervision and Regulation

 General

   Pacific Century is registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956, as amended (the BHC Act) and is subject to the supervision of and to examinations by the Board of Governors of the Federal Reserve System (FRB). Pacific Century is also registered as a bank holding company under the Hawaii Code of Financial Institutions (the Code) and is subject to the registration, reporting, and examination requirements of the Code. In September 2000, Pacific Century entered into a Memorandum of Understanding with regulatory authorities in which it agreed to take certain actions to strengthen and maintain its operations and financial position. See further discussion in the Management Discussion and Analysis of Financial Conditions and Results of Operations section of the report, and Notes F, G, and H to the Consolidated Financial Statements.

   The BHC Act prohibits, with certain exceptions, a BHC from acquiring beneficial ownership or control of more than 5% of the voting shares of any company, including a bank, without the FRB's prior approval and from engaging in any activity other than those of banking, managing or controlling banks or other subsidiaries authorized under the BHC Act, or furnishing services to or performing services for its subsidiaries. Among the permitted activities is the ownership of shares of any company the activities of which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

   Subject to certain limits, under the Riegle-Neal Interstate Banking and Branching Efficiency Act (Riegle-Neal Act) an adequately capitalized and adequately managed BHC may acquire control of banks in any state. An interstate acquisition may not be approved if immediately following the acquisition the BHC would control 30 percent or more of the total FDIC-insured deposits in that state (or such lesser or greater amount set by the state), unless the acquisition is the BHC's initial entry into the state. An adequately capitalized and adequately managed bank may apply for permission to merge with an out-of-state bank and convert all branches of both parties into branches of a single bank. An interstate bank merger may not be approved, if immediately following the acquisition, the acquirer would control 30 percent or more of the total FDIC-insured deposits in that state (or such lesser or greater amount set by the state), unless the acquisition is the acquirer's initial entry into the state. Banks are also permitted to open newly established branches in any state in which it does not already have banking branches if such state enacts a law permitting such de novo branching.

   Hawaii has enacted a statute which authorizes out-of-state banks to engage in mergers with Hawaii banks or acquisitions of substantially all of their assets, following which any such out-of-state bank may operate the branches of the Hawaii bank it has acquired. The Hawaii bank must have been in continuous operation for at least five years unless it is subject to or in danger of becoming subject to certain types of supervisory action. This statute does not permit out-of-state banks to acquire branches of Hawaii banks other than through an "interstate merger transaction" under the Riegle-Neal Act (except in the case of a bank that is subject to or in danger of becoming subject to certain types of supervisory action) or to open branches in Hawaii on a de novo basis.

   Under the Gramm-Leach-Bliley Act, a BHC may elect to become a financial holding company and thereby to engage in a broader range of financial and other activities than are permissible for traditional BHC's. In order to qualify for the election, all of the depository institution subsidiaries of the BHC must be well capitalized and well managed and all of its insured depository institution subsidiaries must have achieved a rating of "satisfactory" or better under the Community Reinvestment Act. Financial holding companies are permitted to engage in activities that are "financial in nature" or incidental or complementary thereto as determined by the FRB. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities.

 Subsidiary Banks

   Bank of Hawaii is subject to supervision and examination by the FDIC and the State of Hawaii Department of Commerce and Consumer Affairs' Division of Financial Institutions. PCB is subject to supervision and examination by the Office of the Comptroller of the Currency (OCC) and in certain respects the FDIC. Banks, including Bank of Hawaii and PCB, are subject to extensive federal and (in the case of Bank of Hawaii) state regulation that significantly affects their business and activities. Regulatory authorities have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in unsafe and unsound banking practices.

 Dividend Restrictions

   Pacific Century is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. Its principal source of funds to pay dividends on its common stock and debt service on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends Pacific Century's subsidiary banks and certain other subsidiaries may pay without regulatory approval. For information about the restrictions applicable to Pacific Century's subsidiary banks, see Note H to the Consolidated Financial Statements, incorporated by reference herein.

 Holding Company Structure

   Transfer Of Funds From Subsidiary Banks. Pacific Century's subsidiary banks are subject to restrictions under federal law that limit the transfer of funds or other items of value from such subsidiaries to Pacific Century and its nonbank subsidiaries (including affiliates) in so-called "covered transactions." In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank's capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank's capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured in specified amounts.

   Source Of Strength Doctrine. The FRB has a policy that a BHC is expected to act as a source of financial and management strength to its subsidiary banks and to commit resources to support its subsidiary banks in circumstances where it might not do so absent such a policy. This support may be required at times when the BHC may not have the resources to provide it. Under this policy, a BHC is expected to stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial adversity and to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.

 Capital Requirements

   Pacific Century is subject to risk-based capital requirements and guidelines imposed by the FRB, which are substantially similar to the capital requirements and guidelines imposed by the OCC and the FDIC on depository institutions within their respective jurisdictions.

   The FRB, the FDIC and the OCC also have adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

   As an additional means to identify problems in the financial management of depository institutions, the FDI Act requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

   The FDI Act requires federal bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution's treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation.

 FDIC Insurance

   The FDIC has adopted a premium schedule under which the actual assessment rate for a particular institution depends in part upon the risk classification the FDIC assigns to that institution. The FDIC may raise an institution's insurance premiums or terminate insurance altogether upon a finding that the institution has engaged in unsafe and unsound practices.

   This regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole, and not for the protection of security holders. To the extent that this information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Any change in applicable laws or regulations may have a material effect on the business of Pacific Century and its subsidiaries.

Employees

   At December 31, 2000, Pacific Century and its subsidiaries had approximately 4,350 employees, 3,930 of whom were full-time employees.

Item 2. Description of Property

   Pacific Century and its subsidiaries own and lease premises primarily consisting of branch and operating facilities, the majority of which are located in Hawaii, California, Arizona, Asia, and the West and South Pacific. Bank of Hawaii's main branch and administrative offices are located at the Financial Plaza of the Pacific in Honolulu, Hawaii at which Bank of Hawaii owns condominium units aggregating approximately 244,000 square feet and capital leases approximately 90,000 square feet. Additionally, Bank of Hawaii owns a fee simple two-story 95,000 square foot building near downtown Honolulu which houses data processing and certain other operational functions; a parcel of land in downtown Honolulu which is for sale; and Hale O Kapolei, a leasehold, 248,000 square foot operations facility in the Kapolei area on Oahu.

Item 3. Legal Proceedings

   Pacific Century and its subsidiaries are defendants in various legal proceedings arising from normal business activities. In the opinion of management, after reviewing these proceedings with counsel, the aggregate liability, if any, resulting from these proceedings would not have a material effect on Pacific Century's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   No matter was submitted during the fourth quarter of 2000 to a vote of security holders through solicitation of proxies or otherwise.

   Executive Officers of Registrant:

             Name              Age                   Position
             ----              ---                   --------
 Michael E. O'Neill..........   54 Chairman and Chief Executive Officer of
                                    Pacific Century and the Bank of Hawaii (the
                                    Bank) since November 2000; Vice Chairman
                                    and Chief Financial Officer, BankAmerica
                                    Corporation, 1995 to 1999.

 Richard J. Dahl.............   49 President of Pacific Century and the Bank
                                    since August 1994; Chief Operating Officer
                                    of Pacific Century since April 1997 and the
                                    Bank since August 1995.

 Mary P. Carryer.............   53 Vice Chair--U.S. Mainland Market of Pacific
                                    Century and the Bank since November 1997;
                                    General Manager Consumer Marketing/Product
                                    Development for Westpac Banking Corporation
                                    from August 1993 to November 1997.

 Alton T. Kuioka.............   57 Vice Chair of Pacific Century since April
                                    1997; Vice Chair of the Bank since June
                                    1994; Chief Lending Officer of Pacific
                                    Century since April 1997 and the Bank since
                                    August 1995.

 Allan R. Landon.............   52 Vice Chair and Chief Financial Officer of
                                    Pacific Century and the Bank since January
                                    2001; Director of Risk Management for
                                    Pacific Century from April 2000 to January
                                    2001; Chief Financial Officer First
                                    American Corporation, 1998 to 2000;
                                    Partner, Ernst & Young, LLP, 1984 to 1998.

 William C. Nelson...........   53 Vice Chair and Chief Risk Officer of Pacific
                                    Century and the Bank since January 2001;
                                    Managing Director, Bank of America credit
                                    products group U.S. health care industry,
                                    1999 to January 2001; Executive Vice
                                    President, Bank of America credit risk
                                    management Asia Pacific region, 1993 to
                                    1999.

 Karl K.Y. Pan...............   46 Executive Vice President, member of the
                                    Company's Managing Committee, and Manager
                                    of Bank of Hawaii Global Market since
                                    November 1999. From 1994 to November 1999,
                                    he was an Executive Vice President and
                                    Manager of the Bank of Hawaii's
                                    International and Pacific Markets.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

 Common Stock Listing

   The common stock of Pacific Century Financial Corporation is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications.

   Market Prices, Book Values, and Common Stock Dividends--See Table 3 included in Item 7 of this report.

Item 6. Selected Financial Data

              Summary of Selected Consolidated Financial Data/1/

                                    Table 1

                                     2000       1999       1998       1997       1996
                                  ---------- ---------- ---------- ---------- ----------
                                    (in millions of dollars except per share amounts)
At December 31
Balance Sheet Totals
Net Loans.......................   $ 9,168.1  $ 9,280.8  $ 9,416.8  $ 9,114.3  $ 8,347.9
Total Assets....................    14,013.8   14,440.3   15,016.6   14,995.5   14,009.2
Deposits........................     9,080.6    9,394.2    9,576.3    9,607.7    8,684.1
Long-Term Debt..................       997.2      727.7      585.6      705.8      932.1
Shareholders' Equity............     1,301.4    1,212.3    1,185.6    1,117.2    1,066.1

For the Year Ended December 31
Operating Results
Total Interest Income...........     1,057.5    1,026.5    1,088.6    1,039.8      974.0
Net Interest Income.............       556.2      574.7      576.6      523.4      482.3
Provision for Loan Losses.......       142.9       60.9       84.0       30.3       22.2
Net Income......................       113.7      133.0      107.0      139.5      133.1
Basic Earnings Per Share........        1.43       1.66       1.33       1.75       1.63
Diluted Earnings Per Share......        1.42       1.64       1.32       1.72       1.62
Cash Dividends Paid Per Common
 Share..........................        0.71       0.68       0.66       0.63       0.58

Tangible Basis Financial Data/2/
  Net Income....................       130.4      149.7      121.7      150.7      141.3
  Basic Earnings Per Share......        1.64       1.86       1.52       1.89       1.73
  Diluted Earnings Per Share....        1.63       1.85       1.50       1.86       1.71

Non-Financial Data
Common Shareholders of
 Record at Year-End/3/ .........       8,438      9,899     10,396     10,514     10,199
Weighted Average Shares--Basic..  79,551,296 80,298,725 80,228,424 79,794,011 81,595,728
Weighted Average Shares--
 Diluted........................  79,813,443 81,044,558 81,142,144 80,946,170 82,424,524

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

   The year 2000 was a year of dramatic change for Pacific Century Financial Corporation. During 2000, Pacific Century has taken the initial steps necessary to improve financial performance by:

  .  Reexamining and improving where necessary its loan grading system.

  . Reevaluating and adjusting risk grades where appropriate all of its commercial credits over $250,000.

  .  Significantly increasing its allowance for loan losses.

  .  Augmenting management resources devoted to improving the credit process.

  .  Reducing exposure to Asia and the national syndicated loan portfolio.

  . Successfully completing the New Era program designed to increase income and reduce expense.

  . Beginning the management process of reevaluating all lines of business with the goal of increasing shareholder return.

   The year began with many positive developments for the Company. The first three quarters saw the completion of the New Era Redesign initiatives which provided strong contributions to the Company's earnings. The goals of the program were to improve the delivery of financial services, generate revenue growth from new and existing sources, and reduce expenses by simplifying and streamlining business processes. During the fourth quarter, the Company achieved the projected annualized reduction in operating expenses of $43 million. The annualized increase in revenues of $25 million surpassed the $21 million projection.

   The year was also marked by substantial improvement in the Company's exposure to troubled Asian economies which, together with a lagging Hawaii economy, has negatively impacted the Company's financial performance during recent years. Exposures to borrowers in Asia totaled $672.8 million at year-end, down from $911.8 million at the end of 1999. This exposure includes loans as well as outstanding commitments to borrowers in Asia. See Lending in Asia and the South Pacific.

   Internally, the Company improved its credit and risk management processes. Beginning in March 2000, the Company undertook a complete review of its standards for loan evaluation, followed by a reevaluation of all its large (over $250,000) commercial loans to ensure a proper grading and analysis of the credits. These steps have resulted in an enhanced risk rating system and a company wide training program.

   This positive process, however, resulted in substantial downgradings in the Company's syndicated loan and commercial real estate portfolios. As a result of credit deterioration primarily in those two portfolios, net charge-offs of $32.9 million and increases to the allowance for loan losses of $51.2 million resulted in second quarter earnings of $6.7 million, substantially below market expectations and prior quarters' earnings.

   The remainder of 2000 was marked by the initiation of significant actions and changes to deal with the Company's credit issues. In September 2000, Pacific Century entered into a Memorandum of Understanding with regulatory authorities in which it agreed to take certain actions to strengthen and maintain its operations and financial position. Accordingly, Pacific Century agreed to request prior approval for the payments of dividends, increases in indebtedness, or repurchase of common stock beyond the existing Board approval of 300,000 shares per quarter. The Company has taken and plans to take all action necessary to achieve appropriate credit quality levels, maintain specific capital levels, and apply management practices consistent with the expectations of its regulators.

   The Company has already made progress towards improving the quality of its loan portfolio. In addition to the previously mentioned increase in the allowance for loan losses, during the fourth quarter the Company reduced non-performing assets by almost 17%, from $219.6 million on September 30 to $183.0 million at year end, by a combination of repayments and charge-offs. Shortly after year-end, the Company sold off a $65 million problem loan, with the loss on the loan largely offset by previously allocated reserves. The Company also continued to reduce its concentration in Asia and its syndicated loan portfolio and improved the quality of the Hawaii commercial real estate portfolio. At the end of 2000, Pacific Century had increased its allowance for loan losses to $246.2 million from $194.2 million at the end of 1999.

   The most significant change for Pacific Century occurred on November 3, 2000, when the Board of Directors appointed Michael E. O'Neill Chairman of the Board and Chief Executive Officer. Mr. O'Neill began his banking career in 1974 with Continental Bank Corporation. He joined BankAmerica Corporation in 1994 with the merger of those two institutions. He last served BankAmerica Corporation as Vice Chair and Chief Financial Officer. Mr. O'Neill brings considerable banking experience and an outstanding reputation among senior executives of the financial services industry to the Company. His background also includes substantial experience dealing with financial institutions with credit quality problems and he has made the strengthening of the company's credit quality and processes a top priority.

   In early January 2001, Mr. O'Neill was joined by a new Vice Chair and Chief Risk Officer, William Nelson, and a new Asset Recovery Officer, Executive Vice President Scott Miller. Each of these men brings extensive international and domestic experience to their positions and substantially upgrades Pacific Century's capabilities in those two areas. In January 2001, Allan Landon was appointed Vice Chair and Chief Financial Officer of Pacific Century. Mr. Landon has a broad financial background including previous chief financial officer and risk management experience.

   During the fourth quarter, the Company entered into a definitive agreement to sell its credit card portfolio to American Express Centurion Bank. In addition, the Company's California bank subsidiary, Pacific Century Bank, has agreed to sell its Arizona branch network to Zion's Bancorporation. These transactions are scheduled to close in the first two quarters of 2001. Also, Bank of Hawaii sold its minority ownership interest in Bank of Tonga and Pacific Commercial Bank Limited of Samoa in December.

   Of particular significance, under Mr. O'Neill's direction, Pacific Century has undertaken a strategic assessment process driven by the goal of creating and enhancing shareholder value. All of the Company's lines of businesses are being analyzed in detail on the basis of risk and return on capital. Pacific Century anticipates announcing the results of the assessment process in April 2001.

 Performance Summary

   Net income at Pacific Century was $113.7 million in 2000, reflecting a decrease of 14.5% from the $133.0 million reported in 1999. This decline in earnings was largely the result of a $142.9 million provision for loan losses as Pacific Century experienced weaker credit quality and higher charge-offs in its loan portfolio. Pacific Century increased its reserve coverage from 2.05% of outstanding loans at December 31, 1999 to 2.62% at December 31, 2000. Pacific Century also recorded an $11.9 million gain on the settlement of certain obligations of the defined benefit pension plan and $3.2 million gain from the sale of minority interest investments in banks located in Tonga and Samoa. Financial results for 1999 were impacted by a restructuring charge of $22.5 million.

   The following table presents the financial summary for 2000:

                              Performance Summary

                                    Table 2

                                                2000                1999
                                          -----------------  -------------------
                                                                       Five-Year
                                                    Percent            Compound
Financial Performance                      Amount   Change    Amount    Growth
---------------------                     --------- -------  --------- ---------
                                           (in millions of dollars except per
                                                     share amounts)
Year Ended December 31
Net Income............................... $  113.66  (14.5)% $  132.96   (1.37)%
Basic Earnings Per Share.................      1.43  (13.9)       1.66    (.41)
Diluted Earnings Per Share...............      1.42  (13.4)       1.64    (.42)

Average Assets...........................  14,055.3   (3.6)   14,582.9    2.53
Average Loans............................   9,544.3    1.1     9,444.5    4.51
Average Deposits.........................   9,005.1   (3.3)    9,315.3    5.06
Average Shareholders' Equity.............   1,234.6    2.0     1,210.0    3.77

Tangible Basis Financial Data/1/
  Net Income.............................    130.40  (12.9)     149.75    0.19
  Basic Earnings Per Share...............      1.64  (11.8)       1.86    1.14
  Diluted Earnings Per Share.............      1.63  (11.9)       1.85    1.14

                                                                       Five-Year
Performance Ratios                                       2000   1999    Average
------------------                                       -----  -----  ---------
Year Ended December 31
Return on Average Assets................................  0.81%  0.91%    0.88%
Return on Average Equity................................  9.21  10.99    10.88
Average Equity to Average Assets........................  8.78   8.30     8.15

Tangible Basis Financial Data/1/
  Return on Average Assets..............................  0.94   1.04     0.99
  Return on Average Equity.............................. 12.59  15.02    14.14

At December 31
Loan Loss Reserve to Loans Outstanding..................  2.62   2.05
Tier I Capital Ratio.................................... 11.78  10.28
Total Capital Ratio..................................... 14.64  13.22
Leverage Ratio..........................................  9.10   8.31

--------
/1/ Tangible basis calculations exclude the effect of all intangibles including goodwill, core deposit and trust intangibles, and other intangibles.

   The decline in total assets was the result of managed reductions of loans, short-term interest bearing deposits and securities and an increase in the reserve for loan losses.

   Non-performing assets, exclusive of accruing loans past due 90 days or more, were $183.0 million, or 1.89% of total loans, at year-end, compared to $149.9 million, or 1.54% at year-end 1999. The change in the fourth quarter is a marked improvement over the third quarter outstanding non-performing assets of $219.6 million.

   Net loan charge-offs in 2000 increased to $89.4 million from $73.8 million in 1999. For additional information, see "Foreign Operations" and "Reserve for Loan Losses" discussions of this report.

   The stock performance in 2000 reflects the effect of higher loan losses and provisioning as well as the general softening of bank stocks during the year. See Table 3.

             Market Prices, Book Values and Common Stock Dividends

                                    Table 3


                                    Market Price
                                     (MP) Range              High MP as
                                    ------------- Book Value a Percent
Year/Period                          High   Low      (BV)      of BV    Dividend
-----------                         ------ ------ ---------- ---------- --------
1996............................... $22.00 $16.57   $13.34      165%     $0.58
1997...............................  28.06  20.31    14.02      200       0.63
1998...............................  25.88  14.75    14.76      175       0.66
1999...............................  24.94  17.38    15.15      165       0.68
First Quarter......................  24.94  19.94                         0.17
Second Quarter.....................  23.25  19.81                         0.17
Third Quarter......................  22.31  17.63                         0.17
Fourth Quarter.....................  23.50  17.38                         0.17

2000............................... $23.19 $11.06   $16.35      142%     $0.71
First Quarter......................  20.38  14.38                         0.17
Second Quarter.....................  23.19  14.63                         0.18
Third Quarter......................  17.50  13.13                         0.18
Fourth Quarter.....................  18.75  11.06                         0.18

Statement of Income Analysis

Net Interest Income

   Net interest income on a taxable equivalent basis was $557.1 million in 2000, down from $575.4 million in 1999, and $577.2 million in 1998. For 2000, the decrease in net interest income from the prior year is attributed to a decline in average earning assets and a slightly lower net interest margin.

   The decline in 2000's net interest margin relative to a year ago resulted primarily from a rise in the average rate paid on interest-bearing liabilities which was only partially compensated for by higher yields on earning assets.

   Average balances and related income and expense are presented in Table 4. The decreasing trend in outstanding foreign loans reflects the planned reduction of credit exposure in Asia and the Pacific regions and the impact of the value of foreign currency relative to the U.S. dollars.

               Consolidated Average Balances, Income and Expense
                              and Yields and Rates
                              (Taxable Equivalent)

                                    Table 4

                                                     Year Ended December 31
                          -----------------------------------------------------------------------------
                                    2000                      1999                      1998
                          ------------------------- ------------------------- -------------------------
                           Average  Income/ Yields/  Average  Income/ Yields/  Average  Income/ Yields/
                           Balance  Expense  Rates   Balance  Expense  Rates   Balance  Expense  Rates
                          --------- ------- ------- --------- ------- ------- --------- ------- -------
                                                    (in millions of dollars)
Earning Assets
 Interest-Bearing
  Deposits..............  $   216.2 $  14.7   6.78% $   385.0 $  24.9   6.48% $   508.8 $  36.7   7.21%
 Investment Securities--
  Held to Maturity
 --Taxable..............      724.3    53.0   7.32      805.2    57.8   7.18      890.6    67.7   7.60
 --Tax-Exempt...........        7.6     1.4  18.24       11.7     1.7  14.41       11.8     1.7  14.34
 Investment Securities--
  Available for Sale....    2,502.5   165.1   6.60    2,698.8   168.0   6.23    2,769.3   171.0   6.17
 Funds Sold.............       43.2     2.7   6.22      102.0     5.4   5.31       69.7     3.8   5.45
 Loans/1/
 --Domestic.............    8,076.4   690.1   8.55    7,742.3   623.0   8.05    7,669.7   643.8   8.39
 --Foreign..............    1,467.9    97.7   6.65    1,702.2   106.4   6.25    1,752.6   119.2   6.80
 Loan Fees..............               33.6                      39.9                      45.3
                          --------- -------  -----  --------- -------  -----  --------- -------  -----
  Total Earning Assets..   13,038.1 1,058.3   8.12   13,447.2 1,027.1   7.64   13,672.5 1,089.2   7.97
Cash and Due From
 Banks..................      443.2                     486.6                     590.1
Other Assets............      574.0                     649.1                     608.1
                          ---------                 ---------                 ---------
  Total Assets..........  $14,055.3                 $14,582.9                 $14,870.7
                          =========                 =========                 =========
Interest-Bearing
 Liabilities
 Domestic Deposits
 --Demand...............  $ 2,061.9    48.7   2.36  $ 2,137.1    48.5   2.27  $ 2,114.8    55.7   2.64
 --Savings..............      684.8    13.9   2.03      723.9    14.7   2.03      783.9    18.5   2.35
 --Time.................    2,781.1   154.1   5.54    2,559.4   123.3   4.82    2,780.7   145.4   5.23
                          --------- -------  -----  --------- -------  -----  --------- -------  -----
  Total Domestic........    5,527.8   216.7   3.92    5,420.4   186.5   3.44    5,679.4   219.6   3.87
 Foreign Deposits
 --Time Due to Banks....      505.4    30.4   6.03      641.4    33.7   5.25      596.1    40.4   6.78
 --Other Savings and
  Time..................      960.5    38.9   4.05    1,165.7    41.0   3.52    1,176.1    46.7   3.97
                          --------- -------  -----  --------- -------  -----  --------- -------  -----
  Total Foreign.........    1,465.9    69.3   4.73    1,807.1    74.7   4.13    1,772.2    87.1   4.91
                          --------- -------  -----  --------- -------  -----  --------- -------  -----
  Total Deposits........    6,993.7   286.0   4.09    7,227.5   261.2   3.61    7,451.6   306.7   4.12
 Short-Term Borrowings..    2,597.4   156.1   6.01    3,014.8   146.2   4.85    3,072.9   162.6   5.29
 Long-Term Debt.........      886.9    59.1   6.66      685.9    44.3   6.46      676.5    42.7   6.32
                          --------- -------  -----  --------- -------  -----  --------- -------  -----
  Total Interest-Bearing
   Liabilities..........   10,478.0   501.2   4.78   10,928.2   451.7   4.13   11,201.0   512.0   4.57
                          --------- -------  -----  --------- -------  -----  --------- -------  -----
Net Interest Income.....              557.1   3.34              575.4   3.51              577.2   3.40
                                    -------  -----            -------  -----            -------  -----
Spread on Earning
 Assets.................                      4.27%                     4.28%                     4.22%
                                             -----                     -----                     -----
Demand Deposits
 --Domestic.............    1,640.0                   1,652.6                   1,650.4
 --Foreign..............      371.4                     435.2                     447.7
                          ---------                 ---------                 ---------
  Total Demand
   Deposits.............    2,011.4                   2,087.8                   2,098.1
Other Liabilities.......      331.3                     356.9                     410.8
Shareholders' Equity....    1,234.6                   1,210.0                   1,160.8
                          ---------                 ---------                 ---------
  Total Liabilities &
   Shareholders'
   Equity...............  $14,055.3                 $14,582.9                 $14,870.7
                          =========                 =========                 =========
Provision for Loan
 Losses.................              142.9                      60.9                      84.0
Net Overhead............              233.4                     288.2                     329.0
                                    -------                   -------                   -------
Income Before Taxes.....              180.8                     226.3                     164.2
Provision for Taxes.....               66.3                      92.7                      56.6
Tax Equivalency
 Adjustment/2/ .........                0.8                       0.6                       0.6
                                    -------                   -------                   -------
Net Income..............            $ 113.7                   $ 133.0                   $ 107.0
                                    =======                   =======                   =======

--------
/1/  Includes non-accrual loans.
/2/  Based upon a statutory tax rate of 35%.

Provision for Loan Losses

   The provision for loan losses was $142.9 million in 2000, compared to $60.9 million in 1999 and $84.0 million in 1998. The 2000 provision for loan losses exceeded net loan charge-offs of $89.4 million by approximately $53.5 million. The additional provisioning was considered necessary to provide for losses inherent in the loan portfolio. For further information on credit quality, refer to the section on "Reserve for Loan Losses" of this report.

Non-Interest Income

   Non-interest income in 2000 decreased to $263.4 million from $265.6 million in 1999 and compared to $211.8 million in 1998. Adjusted for nonrecurring items in both 2000 and 1999, non-interest income showed an increase of 5.6% year over year. In 2000, non-interest income included nonrecurring gains of $11.9 million on the settlement of certain pension benefit obligations and $3.2 million on the sale of minority interests in the Bank of Tonga and Pacific Commercial Bank, Ltd. of Samoa. In 1999, non-interest income included nonrecurring credits that contributed $18.3 million to other income and $12.1 million to securities gains. Table 5 presents the details of non-interest income for the last five years.

                              Non-Interest Income

                                    Table 5

                                          Year Ended December 31
                            -----------------------------------------------------
                                 2000              1999       1998   1997   1996
                            ---------------   -------------- ------ ------ ------
                                    Percent          Percent
                            Amount  Change    Amount Change  Amount Amount Amount
                            ------  -------   ------ ------- ------ ------ ------
                                         (in millions of dollars)
Trust Income..............  $ 66.1     8.9 %  $ 60.7    8.6% $ 55.9 $ 52.2 $ 49.8
Service Charges on Deposit
 Accounts.................    40.1    16.9      34.3   (3.4)   35.5   29.4   26.7
Fees, Exchange and Other
 Service Charges
  Card Fees...............    14.2     4.4      13.6   (0.7)   13.7   13.2   10.7
  Letters of Credit and
   Acceptance Fees........    11.4    (8.8)     12.5   18.1    10.6   11.1   10.1
  Profit on Foreign
   Currency...............    17.4     0.6      17.3   17.0    14.8   12.2    8.9
  ATM.....................    18.6    17.7      15.8   51.9    10.4    9.6    8.6
  Mortgage Servicing
   Fees...................     9.4     6.8       8.8   11.4     7.9    7.1    6.6
  Exchange Fees...........     4.2   (10.6)      4.7   25.8     3.7    4.2    3.4
  Payroll Services........     0.9    12.5       0.8  (26.9)    1.1    1.6    2.4
  Cash Management.........     2.6     8.3       2.4    1.2     2.4    0.8    0.8
  Other Fees..............     9.8   (24.0)     12.9   (3.0)   13.3    7.3    7.4
Other Operating Income
  Other Income............    53.9     9.3      49.3   39.3    35.4   27.2   24.2
  Gain on Settlement of
   Pension Obligation.....    11.9     --        --     --      --     --     --
  Gain on Sale of Leased
   Equipment..............     1.2   (92.1)     15.2  794.1     1.7    5.1    0.9
  Cash Basis Interest.....     3.3     3.1       3.2  138.2     1.3    3.7    2.6
Investment Securities
 Gains and Losses.........    (1.6) (111.3)     14.1  244.0     4.1    3.1    1.4
                            ------  ------    ------  -----  ------ ------ ------
    Total.................  $263.4    (0.8)%  $265.6   25.4% $211.8 $187.8 $164.5
                            ======  ======    ======  =====  ====== ====== ======

   Revenue categories that generated the largest year-over-year gains in Trust Income were mutual fund fees and trust and agency fees. This increase is largely attributable to re-pricing strategies developed in the New Era Project. While trust income showed an 8.9% increase in 2000, total trust assets administered by Pacific Century Trust decreased slightly to $12.8 billion at year-end 2000, down from $13.2 billion at year-end 1999.

The decline in managed assets reflects the decline in the stock market during 2000. The Pacific Capital family of mutual funds and Hawaiian Tax Free Trust, which are managed by Pacific Century Trust, have continued to experience growth. At December 31, 2000, the aggregate balance of these funds stood at $4.0 billion, compared to $3.7 billion and $3.1 billion at year-end 1999 and 1998, respectively.

   While Service Charges on Deposit Accounts remained relatively flat in 1998 and 1999, the increase in 2000 reflects the effect of the New Era strategy.

   The increase in Mortgage Servicing Fees reflects Bank of Hawaii's emphasis on residential mortgage lending and secondary market sales activities. Pacific Century's mortgage servicing portfolio grew to $2.8 billion at year-end 2000 from $2.5 billion at year-end 1999.

   ATM fees reflected a 17.7% increase during 2000, which mainly resulted from an increase in the ATM fee structure and increased usage. During 2000, Pacific Century's ATM network continued to expand, ending the year with 571 machines, an increase from 510 at year-end 1999.

   Other operating income included a gain of $11.9 million from the settlement of a portion of the Company's pension benefit obligation. The Company settled this obligation by purchasing annuities with a portion of the pension plan assets.

   Net losses on Investment Securities in 2000 included the write-off of venture capital investments and losses taken on the investment portfolio partially offset by gains of $3.2 million from the sale of minority interests in Pacific Commercial Bank Ltd. of Samoa and Bank of Tonga. Securities gains in 1999 included a $6.5 million gain from the sale of newly issued equity securities acquired in conjunction with leasing transactions and $5.6 million gain from the disposition of a venture capital investment.

Non-Interest Expense

   The Company made progress in expense control during 2000. After adjusting for nonrecurring items in 1999, the decrease in 2000 is $34.4 million.

   The decrease in salaries and benefits in 2000 is primarily attributable to the New Era redesign implemented in 1999 and 2000 and the completion of the Year 2000 computer project which increased salaries and benefits in 1999 and 1998 relative to the more normal run rate in 2000. Salaries in 2000 were down from 1999 by $17.0 million of which approximately $14 million is attributable to staff reductions from the New Era redesign. Salaries in 1999 also included $2.8 million associated with the Year 2000 computer project that was completed in 1999.

   The 7.1% improvement in Other Operating Expense is mostly attributable to the New Era redesign project. Large nonrecurring costs included in other operating expense were $2.3 million in 1999, and $6.4 million in 1998.

   The higher Legal and Professional Fees in 1999 and 1998 relative to 2000 are primarily attributed to consulting and other professional fees including those related to the Year 2000 computer project which was completed prior to the beginning of 2000.

                             Non Interest Expense

                                    Table 6

                                        Year Ended December 31
                          ----------------------------------------------------
                               2000            1999        1998   1997   1996
                          --------------  --------------  ------ ------ ------
                                 Percent         Percent
                          Amount Change   Amount Change   Amount Amount Amount
                          ------ -------  ------ -------  ------ ------ ------
                                       (in millions of dollars)
Salaries................. $181.7   (8.6)% $198.7    2.2 % $194.5 $173.2 $159.2
Pensions and Other
 Employee Benefits.......   47.9  (13.4)    55.3   (1.2)    56.0   53.5   48.8
Net Occupancy Expense....   48.8    1.9     47.9    2.3     46.8   46.7   39.4
Net Equipment Expense....   50.6    3.9     48.7   (0.7)    49.0   38.5   34.0
Other Operating Expense
  Legal and Other
   Professional Fees.....   25.4  (21.6)    32.4   (9.5)    35.8   23.4   17.7
  Stationery and
   Supplies..............    8.1  (17.3)     9.8  (11.3)    11.1   10.7   10.7
  Amortization of
   Intangible Assets.....   19.5    0.5     19.4   11.7     17.4   13.6    9.8
  Credit Card
   Processing............   17.6    2.3     17.2   16.2     14.8   14.2    9.1
  Other..................   96.8   (4.4)   101.3    6.1     95.5   87.6   91.2
Restructuring Charge.....    --   100.0     22.5   15.9     19.4    --     --
Minority Interest........    0.4  (20.0)     0.5    8.7      0.4    1.5    1.4
                          ------  -----   ------  -----   ------ ------ ------
    Total................ $496.8  (10.3)% $553.7    2.4 % $540.7 $462.9 $421.3
                          ======  =====   ======  =====   ====== ====== ======

Income Taxes

   The tax structure at Pacific Century is complex given the various foreign and domestic locations in which it operates. The 2000 provision for taxes reflected an effective tax rate of 36.9%, compared to 41.1% and 34.6% in 1999 and 1998, respectively. The higher effective tax rate in 1999 is largely explained by the Arbella sale that generated a $14.0 million gain and $12.7 million in income tax.

   Pacific Century invests in low income housing tax credits and lease financing. Low income housing investments provided tax credits of $12.0 million and $11.1 million in 2000 and 1999, respectively. See Note N to the Consolidated Financial Statements for more information regarding the Company's taxes.

Balance Sheet Analysis

Loans

   Loans comprise the largest category of earning assets for Pacific Century and produce the highest level of income. Table 7 presents the composition of the loan portfolio by major loan categories.

                            Loan Portfolio Balances

                                    Table 7

                                                   December 31
                                   --------------------------------------------
                                     2000     1999     1998     1997     1996
                                   -------- -------- -------- -------- --------
                                             (in millions of dollars)
Domestic Loans
  Commercial and Industrial....... $2,443.3 $2,493.0 $2,579.7 $2,104.3 $1,806.7
  Real Estate
    Mortgage--Residential.........  3,035.1  2,645.4  2,699.4  2,738.9  2,635.3
            --Commercial..........  1,125.5  1,244.8  1,139.1  1,354.5  1,227.8
  Installment.....................    729.9    756.1    763.0    891.6    849.3
  Lease Financing.................    725.5    627.6    554.5    519.4    437.8
  Construction....................    307.4    328.9    299.8    281.0    235.9
                                   -------- -------- -------- -------- --------
      Total Domestic Loans........  8,366.7  8,095.8  8,035.5  7,889.7  7,192.8
Foreign Loans
  Banks and Other Financial
   Institutions...................    132.6    207.7    158.2    207.7    281.8
  Commercial and Industrial.......    744.8    943.4  1,281.5  1,074.9    923.2
  Other...........................    424.2    470.7    378.8    326.1    301.5
                                   -------- -------- -------- -------- --------
      Total Foreign Loans.........  1,301.6  1,621.8  1,818.5  1,608.7  1,506.5
                                   -------- -------- -------- -------- --------
      Total Loans................. $9,668.3 $9,717.6 $9,854.0 $9,498.4 $8,699.3
                                   ======== ======== ======== ======== ========

Commercial and Industrial Loans

   C&I loans consist of loans made for commercial, financial, and agricultural purposes and involves lending on both a secured and unsecured basis. Collateral requirements vary, but are based on Pacific Century's underwriting standards.

   Geographically C&I loans are concentrated in the U.S. Mainland and Hawaii representing 53.0% and 38.3%, respectively, of the total C&I portfolio as of year-end 2000. In Hawaii, Bank of Hawaii is a major commercial lender and maintains a significant presence throughout the State. Bank of Hawaii supports the business community in Hawaii by offering a wide range of products and services. In the U.S. Mainland market, C&I lending is comprised of small and middle market business loans that were originated by Pacific Century's U.S. Mainland subsidiary bank and loans to Fortune 500 industrial and service companies and the media and communication industry.

Real Estate Mortgage Loans

   Pacific Century's real estate loan portfolio consists of loans that are secured by residential as well as commercial properties. The largest component of the real estate loan portfolio consists of loans secured by 1-to-4 family residential properties. Approximately 91% of these loans are secured by real estate in Hawaii (see Table 8). Pacific Century sells most fixed-rate loans in the secondary mortgage market. Included in the residential mortgage total at year-end 2000 were $179 million in available for sale loans. In 2000, residential mortgage originations by Bank of Hawaii totaled $910 million, compared to $980 million in 1999.

   Also included in the residential real estate portfolio are home equity credit lines. The total available credit under these lines was $521 million at year-end 2000, compared to $506 million at year-end 1999. Outstandings increased to $290 million at year-end 2000 from $267 million at year-end 1999. Home equity credit lines are underwritten primarily based on the borrower's repayment ability rather than the value of the underlying property.

   Commercial Real Estate loans were secured by commercial real estate primarily in Hawaii and the U.S. Mainland, with the remainder mostly in the West Pacific. The commercial real estate portfolio is diversified in the type of property securing the obligations, including loans secured by commercial offices, hotels, retail facilities, industrial properties and warehouses.

Installment Loans

   As of December 31, 2000, installment loans consisted of credit cards and consumer loans (e.g., auto loans and unsecured credit lines). Consumer loans totaled $504.9 million at December 31, 2000, compared to $503.5 million at December 31, 1999.

   The credit card portfolio balance was $225.0 million at year-end 2000, a decrease of 10.9% from year-end 1999. Pacific Century has reached agreement to sell the entire credit card portfolio with expected closure of the sale in the first or second quarter of 2001.

Construction Loans

   Construction Loans are secured primarily by commercial properties located in the U.S. Mainland and Hawaii. Residential construction was 8% and 4% of the total at the end of 2000 and 1999, respectively. Because construction lending is generally considered to involve greater risk than financing on improved properties, Pacific Century utilizes tighter underwriting and disbursement standards. The majority of these loans are underwritten based on the projected cash flows of the completed project, rather than the value of the underlying property, and generally require a committed source for permanent financing.

Lending in Asia and the South Pacific

   In Asia the business emphasis is primarily on correspondent banking activities and undertaking credit risk relating to and resulting from trade activities, trade finance and loans for companies that have business interests in the Asia-Pacific markets. The majority of loans in Asia are short-term and are largely based on Pacific Century's traditional focus on cash flow lending. The South Pacific market largely consists of the operations of subsidiary banks in French Polynesia and New Caledonia. Foreign loans in both Asia and the South Pacific totaled $1.3 billion at the end of 2000, down 19.7% from year-end 1999. At year-end 2000 foreign loans represented 13.5% of the total loan portfolio, compared to 16.7% at year-end 1999.

   Foreign loans in the South Pacific totaled $892 million at December 31, 2000, relatively flat with year-end 1999. Outstanding commitments associated with letters of credit and unused loan commitments in the South Pacific were $213 million and $190 million at the end of 2000 and 1999 respectively.

   At December 31, 2000, outstanding loans to borrowers in Asia totaled $377.0 million, down from $644.8 million and $690.5 million at December 31, 1999 and 1998, respectively. Outstanding commitments represented primarily by letters of credit and unused loan commitments relative to borrowers in Asia were approximately $295.8 million at year-end 2000, compared to $267 million at year-end 1999. This overall reduction reflects Pacific Century's efforts to manage down its exposure in Asia.

   Additional information on foreign credit exposure is contained in the "Foreign Operations" section of this report.

Geographic Distribution of the Loan Portfolio

   A geographic distribution of the loan portfolio is presented in Table 8 based on the geographic location of borrowers.

   The amounts reflected in the West Pacific include Guam and other locations in the region where both Bank of Hawaii and First Savings have branches.

                   Geographic Distribution of Loan Portfolio

                                    Table 8

                                                December 31, 2000
                             --------------------------------------------------------------
                                                  West     South   Mainland
                              Total     Hawaii   Pacific  Pacific    U.S.    Japan   Other
                             --------  --------  -------  -------  --------  ------  ------
                                             (in millions of dollars)
Commercial and Industrial..  $2,443.3  $  936.9  $193.9   $ 18.7   $1,293.8  $  --    $ --
Real Estate
  Mortgage--Residential....   3,035.1   2,762.4   257.3      1.1       14.3     --      --
          --Commercial.....   1,125.5     648.7   151.1      7.9      317.8     --      --
Installment................     729.9     555.6   125.2     36.9       12.2     --      --
Foreign....................   1,301.6      33.1     --     891.5        --    183.1   193.9
Lease Financing............     725.5      84.6     1.8      --       598.5     --     40.6
Construction...............     307.4     160.7    14.0      --       132.7     --      --
                             --------  --------  ------   ------   --------  ------  ------
    Total..................  $9,668.3  $5,182.0  $743.3   $956.1   $2,369.3  $183.1  $234.5
                             ========  ========  ======   ======   ========  ======  ======
Percentage of Total........     100.0%     53.6%    7.7%     9.9%      24.5%    1.9%    2.4%
                             ========  ========  ======   ======   ========  ======  ======

Investment Securities

   Pacific Century's investment portfolio is managed to provide liquidity and interest income, offset interest rate risk positions and provide collateral for cash management needs. Table 19 presents the maturity distribution, market value and weighted-average yield to maturity of securities.

Deposits

   Competition for deposits by banks and other financial institutions, as well as securities brokerage firms, continues to impact the ability to attract and retain deposits.

   Table 23 presents average deposits by type for the five years ended December 31, 2000.

Borrowings

   The decrease in short-term debt was due to the replacement of short-term borrowings with advances from FHLB that are classified as long-term debt. During 2000, Pacific Century borrowed $310 million from the FHLB of which $202 million will mature before the end of 2001. See Notes F and G to the Consolidated Financial Statements for the detail of borrowings. Repos are offered to governmental entities as an alternative to deposits.

Foreign Operations

   Through its Asia Division, the Bank of Hawaii offers international banking services to its corporate and financial institution customers in most of the major Asian financial centers with support from its New York and

Honolulu operations. Bank of Hawaii's offices that offer these services are located in Hong Kong, the Philippines, Seoul, Singapore, Tokyo and Taipei. The Asia Division continues to focus on correspondent banking and trade-related financing activities and lending to customers with which it has a direct relationship.

   The South Pacific Division in Honolulu oversees subsidiary banks in French Polynesia, New Caledonia, Papua New Guinea, Vanuatu, and Bank of Hawaii branch operations in Fiji and American Samoa and an affiliate in Solomon Islands. Since American Samoa is U.S. dollar based, its operation is included as domestic. Bank of Hawaii sold its equity interest in affiliate banks located in Samoa and Tonga in December 2000.

   Exposure to foreign currency fluctuations is limited to the unhedged positions of Pacific Century's capital investment in these subsidiaries (see "Market Risk"). The largest South Pacific subsidiary operations are in the French territories of French Polynesia and New Caledonia.

   The West Pacific Division includes Bank of Hawaii branches in Guam and in other locations in the region. Since the U.S. dollar is used in these locations, Pacific Century's operations in the West Pacific are not considered foreign for financial reporting purposes.

   Table 9 provides a summary of average assets and liabilities, operating revenue, and net income for Pacific Century's foreign operations for the last three years. The net losses in these years reflect significantly higher foreign loan loss provisions in comparison to historical levels (see "Reserve for Loan Losses").

    Summary of International Average Assets and Liabilities, and Income and
                        Percent of Consolidated Totals

                                    Table 9

                                         Year Ended December 31
                           -----------------------------------------------------
                                 2000              1999              1998
                           ----------------- ----------------- -----------------
                            Amount   Percent  Amount   Percent  Amount   Percent
                           --------  ------- --------  ------- --------  -------
                                        (in millions of dollars)
Average Assets............ $2,891.4   20.6%  $3,413.0   23.4%  $3,426.6   23.0%
Average Liabilities.......  2,673.0   20.8    3,271.6   24.5    3,348.8   24.4
Operating Revenue.........    236.7   17.9      252.1   19.5      287.9   21.9
Net Income (Loss).........     (0.2)   N/A       (1.4)   N/A       (0.8)   N/A

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

        Geographic Distribution of Cross-Border International Assets/1/

                                   Table 10

                             Government
                             and Other      Banks and      Commercial
                              Official   Other Financial and Industrial
                            Institutions Institutions/2/   Companies     Total
                            ------------ --------------- -------------- --------
                                          (in millions of dollars)
December 31, 2000
  Japan....................    $  --         $249.9          $ 48.9     $  298.8
  South Korea..............       --          233.7            48.3        282.0
  All Others/3/ ...........      21.8         331.5           156.3        509.6
                               ------        ------          ------     --------
                               $ 21.8        $815.1          $253.5     $1,090.4
                               ======        ======          ======     ========
December 31, 1999
  Japan....................    $  --         $217.8          $102.6     $  320.4
  South Korea..............      24.3         198.0            72.0        294.3
  France...................      16.2         178.7             0.2        195.1
  All Others...............      10.7         290.5           262.2        563.4
                               ------        ------          ------     --------
                               $ 51.2        $885.0          $437.0     $1,373.2
                               ======        ======          ======     ========
December 31, 1998
  Japan....................    $  --         $224.6          $131.1     $  355.7
  South Korea..............      85.8          94.4            84.7        264.9
  Taiwan...................       --           41.6            82.3        123.9
  All Others...............      68.5         462.1           188.7        719.3
                               ------        ------          ------     --------
                               $154.3        $822.7          $486.8     $1,463.8
                               ======        ======          ======     ========

--------
/1/ This table details by country cross-border outstandings that individually amounted to 0.75% or more of consolidated total assets as of year-end 2000, 1999 and 1998. Cross-border outstandings are defined as foreign monetary assets that are payable to Pacific Century in U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies. Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and other monetary assets.
/2/ Includes U.S. dollar advances to foreign branches and affiliate banks which were used to fund local currency transactions. Totals at December 31, 2000, 1999, and 1998 were $364.8 million, $378.2 million, and
    $411.1 million, respectively.
/3/ At December 31, 2000, the All Others category included cross-border outstandings of $57.7 million in French Polynesia and $47.1 million in New Caledonia. The currency of both of these countries is the Pacific franc.

Corporate Risk Profile

Credit Risk

   Pacific Century experienced weaknesses in its credit risk exposure over the past three years. Resolving credit quality issues is the Company's top priority for 2001. Pacific Century is initiating new credit practices.

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

   Total non-accrual loans rose to $178.5 million at year-end 2000, up 22.8% over year-end 1999 but declined by 16.7% from the end of the third quarter 2000. The progress achieved in the fourth quarter reflected the payoff of one large loan and the charge-off of loans previously reserved.

   The increase in Commercial Real Estate loans on non-accrual status is mainly due to the transfer of several large Hawaii-based Commercial Real Estate loans to non-accrual in 2000.

   Table 11 presents a five-year history of non-performing assets and accruing loans past due 90 days or more.

                   Non-Performing Assets and Accruing Loans
                           Past Due 90 Days or More

                                   Table 11

                                                    December 31
                                         --------------------------------------
                                          2000    1999    1998    1997    1996
                                         ------  ------  ------  ------  ------
                                              (in millions of dollars)
Non-Accrual Loans
  Commercial and Industrial............  $ 55.4  $ 23.7  $ 28.2  $ 10.7  $ 20.9
  Real Estate
    Construction.......................     6.4     1.1     2.9     1.0     0.3
    Commercial.........................    60.1    19.0     5.4     2.8     4.1
    Residential........................    22.7    29.7    36.4    32.9    23.6
  Installment..........................     --      0.5     0.8     2.0     1.3
  Foreign..............................    33.5    67.4    57.5    39.9    22.3
  Lease Financing......................     0.4     3.9     0.7     --      --
                                         ------  ------  ------  ------  ------
      Total Non-Accrual Loans..........   178.5   145.3   131.9    89.3    72.5
                                         ------  ------  ------  ------  ------
Restructured Loans
  Real Estate--Commercial..............     --      --      --      1.6     --
                                         ------  ------  ------  ------  ------
      Total Restructured Loans.........     --      --      --      1.6     --
                                         ------  ------  ------  ------  ------
Foreclosed Real Estate
  Domestic.............................     4.2     4.3     5.5     6.2    10.7
  Foreign..............................     0.3     0.3     0.1     --      --
                                         ------  ------  ------  ------  ------
      Total Foreclosed Real Estate.....     4.5     4.6     5.6     6.2    10.7
                                         ------  ------  ------  ------  ------
        Total Non-Performing Assets....   183.0   149.9   137.5    97.1    83.2
                                         ------  ------  ------  ------  ------
Accruing Loans Past Due 90 Days or More
  Commercial and Industrial............     5.0     5.9     0.4     2.0     2.0
  Real Estate
    Construction.......................     --      --      0.4     --      0.4
    Commercial.........................     1.3     1.9     --      0.6     6.8
    Residential........................     3.3     4.0     4.5     7.3     6.8
  Installment..........................     5.6     4.5     7.3     7.6     9.0
  Foreign..............................     3.2     1.0     7.9     7.4     9.5
  Lease Financing......................     0.4     1.2     0.3     0.1     0.2
                                         ------  ------  ------  ------  ------
      Total Past Due Loans.............    18.8    18.5    20.8    25.0    34.7
                                         ------  ------  ------  ------  ------
        Total Non-Performing Assets and
         Past Due Loans................  $201.8  $168.4  $158.3  $122.1  $117.9
                                         ======  ======  ======  ======  ======
Ratio of Non-Performing Assets to Total
 Loans.................................    1.89%   1.54%   1.40%   1.02%   0.96%
Ratio of Non-Performing Assets and
 Accruing Loans Past Due 90 Days or
 More to Total Loans...................    2.09%   1.73%   1.61%   1.29%   1.36%

                       Foregone Interest on Non-Accruals

                                   Table 12

                                                       Year Ended December 31
                                                     --------------------------
                                                     2000  1999  1998 1997 1996
                                                     ----- ----- ---- ---- ----
                                                      (in millions of dollars)
Interest Income Which Would Have Been Recorded
 Under Original Terms:
  Domestic.........................................  $10.2 $11.2 $8.4 $6.6 $6.3
  Foreign..........................................    2.8   7.1  4.1  2.4  2.3
Interest Income Recorded During the Current Year on
 Non-Accruals:
  Domestic.........................................    3.4   1.1  1.3  1.5  1.6
  Foreign..........................................    1.0   3.0  1.4  0.5  0.6

 Reserve for Loan Losses

   Pacific Century maintains the reserve for loan losses at a level that it believes is adequate to absorb estimated inherent losses on all loans. The reserve level is determined based on a continuing assessment of problem credits, recent loss experience, changes in collateral values, and current and anticipated economic conditions. For loans other than consumer loans, a risk rating system is used. Loans are rated based on the degree of risk at origination by the lending officer and thereafter, are reviewed periodically as appropriate. An independent evaluation of this process is performed by the Credit Review department to ensure compliance with the internal risk rating system and timeliness of rating changes.

   Pacific Century performs a comprehensive quarterly analysis to determine the adequacy of its reserve for loan losses. The methodology was modified during 2000, the results of which required Pacific Century to increase its reserve levels. This analysis incorporates loss migration modeling and transfer risk. Pacific Century utilizes a methodology that establishes reserves for both specific loans and pools of loans as well as general unallocated reserves. Commercial loans and leases are individually reviewed according to specified criteria to determine specific loss exposure. Loans for which a specific reserve allocation is not established are placed in loan pools for purposes of determining the reserve allocation.

   At Pacific Century, reserve allocations for various loan pools are determined based on a loss migration analysis. The migration model determines potential loss factors based on historical loss experience for homogeneous loan portfolios and based on risk ratings for risk-rated portfolios. The methodology also includes an evaluation of the changes in the nature and volume of the portfolio, delinquency and non-accrual trends, lending policies and procedures, and other relevant factors. For foreign credits, reserves are further stratified to address transfer risk. Reserve allocations for transfer risk are determined based on the type of credit facility and internal country risk ratings.

   A summary of the activity in the reserve for loan losses for the last five years is presented in Table 13.

   At year-end 2000, the reserve for loan losses provided coverage of 135% of non-performing loans, compared to 130% coverage at year-end 1999 and 154% at year-end 1998. Additionally, the ratio of year-end reserves to gross charge-offs was 2.2 times, 1.9 times, and 2.6 times for 2000, 1999, and 1998, respectively.

   Gross charge-offs in 2000 totaled $110.8 million, representing 1.2% of average loans outstanding. Comparatively, gross charge-offs were $103.3 million in 1999 and $82.0 million in 1998, resulting in gross charge-offs to average loans ratios of 1.09% and 0.87%, respectively.

   Gross charge-offs as a percentage of the reserve for loan losses were 45.0%, 53.2% and 38.8% in 2000, 1999 and 1998, respectively.

   The decrease in recoveries from 1999 to 2000 reflects the recovery of one large loan in 1999 while 2000 reflects a more normal level of recoveries.

                            Reserve for Loan Losses

                                    Table 13

                                         2000      1999      1998      1997      1996
                                       --------  --------  --------  --------  --------
                                                 (in millions of dollars)
Average Amount of Loans Outstanding..  $9,544.3  $9,444.5  $9,422.3  $8,929.7  $8,353.6
                                       ========  ========  ========  ========  ========
Balance of Reserve for Loan Losses at
 Beginning of Period.................  $  194.2  $  211.3  $  174.4  $  167.8  $  152.0
Loan Charge-Offs
  Commercial and Industrial..........      22.1      18.5      15.3      12.7       8.7
  Real Estate--
    Construction.....................       0.6       1.4       --        --        --
    Mortgage--Commercial.............      15.2       4.5       2.5       1.3       3.3
            --Residential............       6.5       7.8       2.9       1.9       1.9
  Installment........................      20.1      25.1      25.8      28.1      28.9
  Foreign............................      45.8      45.8      34.8      10.6       0.9
  Lease Financing....................       0.5       0.2       0.7       0.5       0.4
                                       --------  --------  --------  --------  --------
Total Charge-Offs....................     110.8     103.3      82.0      55.1      44.1
Recoveries of Loans Previously
 Charged-Off Commercial and
 Industrial..........................       5.5      14.0       2.8      16.4      21.8
  Real Estate--
    Construction.....................       --        0.1       0.1       --        0.7
    Mortgage--Commercial.............       0.6       1.6       1.2       0.6       1.1
            --Residential............       1.1       0.6       0.2       1.0       0.4
  Installment........................       6.9       7.6       6.4       6.3       4.7
  Foreign............................       7.3       5.6       5.6       0.6       1.8
  Lease Financing....................       --        --        --        --        0.6
                                       --------  --------  --------  --------  --------
Total Recoveries.....................      21.4      29.5      16.3      24.9      31.1
                                       --------  --------  --------  --------  --------
Net Loan Charge-Offs.................     (89.4)    (73.8)    (65.7)    (30.2)    (13.0)
Provisions Charged to Operating
 Expense.............................     142.9      60.9      84.0      30.3      22.2
Other Net Additions/1/ ..............      (1.5)     (4.2)     18.6       6.5       6.6
                                       --------  --------  --------  --------  --------
Balance at End of Period.............  $  246.2  $  194.2  $  211.3  $  174.4  $  167.8
                                       ========  ========  ========  ========  ========
Ratio of Net Charge-Offs to Average
 Loans Outstanding...................      0.94%     0.78%     0.70%     0.34%     0.16%
Ratio of Reserve to Loans
 Outstanding.........................      2.62%     2.05%     2.19%     1.88%     1.97%

   Details of the foreign reserve for loan losses, which are included in the table above, are as follows:

Beginning Balance....................  $   78.4  $   74.7  $   31.0  $   28.4  $   15.1
  Charge-Offs........................      45.8      45.8      34.8      10.6       0.9
  Recoveries.........................       7.3       5.6       5.6       0.6       1.8
                                       --------  --------  --------  --------  --------
  Net Loan (Charge-Offs) Recoveries..     (38.5)    (40.2)    (29.2)    (10.0)      0.9
  Provisions Charged to Operating
   Expense...........................      34.7      42.2      54.2      17.6       5.8
  Other Net Additions/1/ ............      (1.3)      1.7      18.7      (5.0)      6.6
                                       --------  --------  --------  --------  --------
Ending Balance.......................  $   73.3  $   78.4  $   74.7  $   31.0  $   28.4
                                       ========  ========  ========  ========  ========

--------
/1/ Includes balance transfers, reserves acquired, and foreign currency translation adjustments.

   (Table 14 presents an allocation of the loan loss reserve for the last five years. At year-end 2000, the reserve allocation for foreign loans was $68.3 million, compared to $78.4 million at December 31, 1999. On a percentage of outstanding loan basis, reserves allocated to the foreign portfolio represented 5.24% of outstandings at year-end 2000, compared with 4.83% at year-end 1999. For year-end 2000, the allocation of reserves to the commercial real estate category increased to $27.5 million from $17.3 million at December 31, 1999, which reflects the rise in loans with lower risk ratings in this portfolio. The higher reserve allocation to the C&I portfolio is largely attributable to the regrading of loans using Pacific Century's improved grading system and the decline in the quality of syndicated commercial loans. Lower reserves allocated to the installment category is due to improvements in the risk characteristics of this portfolio.

                     Allocation of Reserve for Loan Losses

                                   Table 14

                                                                 December 31
                             ------------------------------------------------------------------------------------
                                   2000             1999             1998             1997             1996
                             ---------------- ---------------- ---------------- ---------------- ----------------
                                     Percent          Percent          Percent          Percent          Percent
                                     of Out-          of Out-          of Out-          of Out-          of Out-
                                     standing         standing         standing         standing         standing
                             Reserve   Loan   Reserve   Loan   Reserve   Loan   Reserve   Loan   Reserve   Loan
                             Amount   Amount  Amount   Amount  Amount   Amount  Amount   Amount  Amount   Amount
                             ------- -------- ------- -------- ------- -------- ------- -------- ------- --------
                                                           (in millions of dollars)
Commercial and Industrial..  $ 90.0    3.68%  $ 50.5    2.03%  $ 60.8    2.36%  $ 57.5    2.73%  $ 60.0    3.32%
Real Estate Construction...     6.0    1.95      5.0    1.52      1.0    0.33      4.2    1.50      4.5    1.91
Commercial.................    27.5    2.44     17.3    1.39      3.3    0.29     21.8    1.61     18.5    1.51
Residential................     8.3    0.27      8.3    0.31      8.1    0.30     13.8    0.50     20.0    0.76
Installment................    15.5    2.13     20.0    2.65     27.1    3.55     34.9    3.91     26.0    3.06
Foreign....................    66.3    5.09     78.4    4.83     86.6    4.76     31.0    1.93     28.4    1.89
Lease Financing............     3.7    0.52      3.0    0.48      5.9    1.06      2.6    0.50      2.0    0.46
Not allocated/1/ ..........    28.9     --      11.7     --      18.5     --       8.6     --       8.4     --
                             ------    ----   ------    ----   ------    ----   ------    ----   ------    ----
                             $246.2    2.62%  $194.2    2.05%  $211.3    2.19%  $174.4    1.88%  $167.8    1.97%
                             ======    ====   ======    ====   ======    ====   ======    ====   ======    ====

--------
/1/  Includes both foreign and domestic unallocated reserves.

Market Risk

   Pacific Century's market risk management process involves measuring, monitoring, controlling and managing risks that can significantly impact the Company's financial position and operating results. Market risks resulting from the fluctuation of interest rates, foreign exchange rates, commodity prices and equity prices are balanced with expected returns to enhance earnings performance and shareholder value, while limiting the volatility of each. The activities associated with these market risks are categorized into "other than trading" and "trading."

 Other Than Trading Activities

   In the normal course of business, elements of Pacific Century's balance sheet are exposed to varying degrees of market risk. The Company's primary market risk exposures are interest rate risk and foreign exchange risk (see below). A key element in the process of managing market risk involves oversight by the Board of Directors and senior management as to the level of such risk assumed by Pacific Century in its balance sheet.

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

   Interest Rate Risk. Pacific Century's balance sheet is sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from Pacific Century's normal business activities of making loans and taking deposits. Many other factors also affect Pacific Century's exposure to changes in interest rates. These factors include general economic and financial conditions, customer preferences, and historical pricing relationships.

   A key element in Pacific Century's ongoing process to measure and monitor interest rate risk is the utilization of a net interest income (NII) simulation model. This model is used to estimate the amount that NII will change over a one-year time horizon under various interest rate scenarios. These estimates are based on numerous assumptions that include loan and deposit volumes and pricing, prepayment speeds on mortgage-related assets, and principal amortization and maturities on other financial instruments. While such assumptions are inherently uncertain, management believes that these assumptions are reasonable. As a result, the NII simulation model captures the dynamic nature of the balance sheet and provides a sophisticated estimate rather than a precise prediction of NII's exposure to higher or lower interest rates.

   Table 15 presents as of December 31, 2000, 1999 and 1998, the estimate of the change in NII from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion for the entire yield curve, over the next 12-month period relative to the measured base case scenerio for NII. The resulting estimate in NII exposure is well within the approved ALCO guidelines

                 Market Risk Exposure to Interest Rate Changes

                                   Table 15

                                               December 31
                          -----------------------------------------------------
                                2000              1999              1998
                          ----------------------------------- -----------------
                            Interest Rate     Interest Rate     Interest Rate
                               Change            Change            Change
                          (in basis points) (in basis points) (in basis points)
                          ----------------- ----------------- -----------------
                            -200     +200    -200     +200     -200     +200
                          --------- ------- ------- --------- ------- ---------
Estimated Exposure as a
 Percent of Net Interest
 Income.................     (2.3)%    0.5%    1.4%    (1.7)%    1.9%    (2.1)%

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

   In managing interest rate risks, Pacific Century uses several approaches, both on- and off-balance sheet, to modify its risk position. Approaches that are used to shift balance sheet mix or alter the interest rate characteristics of assets and liabilities include changing product pricing strategies, modifying investment portfolio characteristics, or using financial derivative instruments. The use of financial derivatives, as detailed in Note O to the Consolidated Financial Statements, has been limited over the past several years. During this period, Pacific Century has relied more on the use of on-balance sheet alternatives to manage its interest rate risk position.

Foreign Currency Risk

   Pacific Century's broad area of operations throughout the South Pacific and Asia has the potential to expose the Company to foreign currency risk. In general, however, most foreign currency denominated assets are funded by like currency liabilities, with imbalances corrected through the use of various hedge instruments as disclosed in Note O to the Consolidated Financial Statements. In accordance with policy, the net foreign currency exposure in those balance sheet activities described above is insignificant.

   On the other hand, Pacific Century is exposed to foreign currency exchange rate changes from the capital invested in its foreign subsidiaries and branches located throughout the South Pacific and Asian Rim. These investments are designed to diversify Pacific Century's total balance sheet exposure. While a portion of the capital investment in French Polynesia and New Caledonia is offset by a borrowing denominated in euro and foreign exchange hedge transactions, the remainder of these capital positions, aggregating $71.2 million at December 31, 2000, is not hedged. To estimate the potential loss from foreign currency exposure Pacific Century uses a value-at-risk (VAR) calculation. For net investments in subsidiaries, Pacific Century's VAR calculation determines the potential one-year loss within a 95% confidence interval. In other words, a loss greater than VAR has approximately a 5% probability of occurring.

   Table 16 presents as of December 31, 2000 and 1999 Pacific Century's foreign currency exposure from its net investment in subsidiaries and branch operations that are denominated in a foreign currency as measured by the VAR.

          Market Risk Exposure From Changes in Foreign Exchange Rates

                                   Table 16

                                                                   December 31
                                                      -------------------------------------
                                                             2000               1999
                                                      ------------------ ------------------
                                                        Book   Value-at-   Book   Value-at-
                                                      Value/2/  Risk/1/  Value/2/  Risk/1/
                                                      -------- --------- -------- ---------
                                                            (in millions of dollars)
Net Investments in Foreign Subsidiaries and Branches
  Japanese Yen......................................   $10.6     $ 1.4    $ 9.4     $ 1.8
  Korean Won........................................    29.6       5.1     34.3       4.2
  Pacific Franc.....................................    32.0       6.2     25.9       4.2
  Other Currencies..................................    (1.0)     14.4     18.0      17.0
                                                       -----     -----    -----     -----
    Total...........................................   $71.2     $27.1    $87.6     $27.2
                                                       =====     =====    =====     =====

--------
/1/ The average value-at-risk for the Japanese yen, Korean won, Pacific franc, and other currencies was $1.8 million, $3.9 million, $5.9 million and $17.0 million, respectively for the year ended December 31, 2000 and was $2.0 million, $5.5 million, $4.7 million, and $15.3 million, respectively, for the year ended December 31, 1999.
/2/ The book value of net investments in foreign subsidiaries and branches is net of a $37 million and $40 million borrowing at December 31, 2000 and 1999, respectively, denominated in euro and foreign exchange hedge transactions of $26 million and $23 million at December 31, 2000 and 1999, respectively.

 Trading Activities

   Pacific Century's trading activities include foreign currency and foreign exchange contracts that expose Pacific Century to a minor degree of foreign currency risk. These transactions are executed on behalf of customers and for the Company's own account. Pacific Century, however, manages its trading account such that it does not maintain significant foreign currency open positions. The exposure from foreign currency trading positions measured by the VAR methodology as of year-end 2000 continues to be immaterial.

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

   To ensure that its liquidity needs are met, Pacific Century actively manages both the asset and liability sides of the balance sheet. The primary sources of liquidity on the asset side of the balance sheet are available-for-sale investment securities, interest-bearing deposits, and cash flows from loans and investments, as well as the ability to securitize certain assets. With respect to liabilities, liquidity is generated through growth in deposits and the ability to obtain wholesale funding in national and local markets through a variety of sources. Pacific Century focused on maintaining strong liquidity in the second half of 2000.

   Pacific Century obtains short-term wholesale funding through federal funds, repos, and commercial paper. Pacific Century issues commercial paper in various denominations with maturities of generally 90 days or less. During 2000, Pacific Century issued commercial paper only in the Hawaii marketplace.

   Repos are financing transactions, whereby securities are pledged as collateral for short-term borrowings. Nearly all of Pacific Century's repos consist of transactions with governmental entities. Pacific Century's balance sheet is unique given the high level of state and local government funding. Historically, these governmental entities have provided a stable source of funds.

   Pacific Century maintained a $25 million, annually renewable line of credit for working capital purposes. Fees are paid on the unused balance of the line. During 2000, the line was not drawn upon.

   Bank of Hawaii and First Savings are both members of the Federal Home Loan Bank of Seattle. The FHLB provides these institutions with an additional source for short and long-term funding. Borrowings from the FHLB were $520 million and $397 million at the end of 2000 and 1999, respectively.

   Additionally, Bank of Hawaii maintains a $1 billion senior and subordinated bank note program. Under this facility, Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. At year-end for both 1999 and 2000, $125 million of subordinated notes was outstanding under this bank note program.

   Pacific Century may not issue debt without advance approval of its regulator.

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

   At year-end 2000, Pacific Century's shareholders' equity grew to $1.3 billion, an increase of 7.3% over year-end 1999. The source of growth in shareholders' equity in 2000 included retention of earnings and issuance of common stock under the dividend reinvestment plan and various stock-based employee benefit plans and unrealized valuation adjustments of $41.0 million. Offsetting these increases were cash dividends paid of $56.5 million and treasury stock purchases of $17.0 million.

   Pacific Century's regulatory capital ratios at year-end 2000 were: Tier 1 Capital Ratio of 11.78%, Total Capital Ratio of 14.64%, and Leverage Ratio of 9.10%. All three capital ratios exceeded the federal bank regulators' minimum threshold levels for an institution to qualify as well capitalized. The regulatory standards for well capitalized are as follows: Tier 1 Capital 6%; Total Capital 10%; and the Leverage Ratio 5%. These standards represent minimum guidelines and Pacific Century manages its capital base in accordance with the attributes noted at the beginning of this section. Table 17 presents a five-year history of activities and balances in Pacific Century's capital accounts along with key capital ratios.

   As of December 31, 2000, $100 million of 8.25% Capital Securities that mature in 2026 were outstanding. These securities qualify as Tier I Capital for regulatory accounting purposes, but are classified as long-term debt in the Consolidated Statement of Condition. In addition, Pacific Century had subordinated debt of $172.1 million at the end of 2000 that qualified as total capital for regulatory purposes.

   Over the past few years, Pacific Century has repurchased shares under various stock repurchase programs in order to maintain its capital position at a desired level. In 1999, Pacific Century's Board of Directors approved a share repurchase program that authorizes the repurchase of up to 300,000 shares of common stock per quarter beginning in the fourth quarter of 1999. During 2000 and 1999's fourth quarter, Pacific Century repurchased approximately 1,453,000 shares under this program. Pacific Century did not use this repurchase authority in the last 6 months of 2000.

                                Equity Capital

                                   Table 17

                                  2000       1999       1998       1997       1996
                                ---------  ---------  ---------  ---------  ---------
                                            (in millions of dollars)
Year Ended December 31
Source of Shareholders' Equity
Net Income....................  $   113.7  $   133.0  $   107.0  $   139.5  $   133.1
Dividends Paid................      (56.5)     (54.6)     (52.8)     (49.7)     (47.4)
Dividend Reinvestment
 Program......................        3.3        4.0        5.4        6.8        6.8
Stock Issued for Acquisition..        --         --         --       108.4        --
Stock Repurchases.............      (17.0)     (21.8)      (7.3)    (142.5)     (70.4)
Other/1/ .....................       45.6      (33.9)      16.1      (11.4)     (10.4)
                                ---------  ---------  ---------  ---------  ---------
Increase in Shareholders'
 Equity.......................  $    89.1  $    26.7  $    68.4  $    51.1  $    11.7
                                =========  =========  =========  =========  =========
As of December 31
Shareholders' Equity..........  $ 1,301.4  $ 1,212.3  $ 1,185.6  $ 1,117.2  $ 1,066.1
  Add: 8.25% Capital
         Securities of Bancorp
         Hawaii Capital Trust
         I....................      100.0      100.0      100.0      100.0      100.0
       Minority Interest......        4.5        4.4        7.4        5.8        9.3
  Less: Intangibles...........      163.9      175.8      186.2      180.9       68.9
     Unrealized Valuation and
      Other Adjustments.......        2.2      (37.9)       3.6        5.5        2.2
                                ---------  ---------  ---------  ---------  ---------
Tier I Capital................    1,239.8    1,178.8    1,103.2    1,036.6    1,104.3
  Allowable Reserve for Loan
   Losses.....................      132.8      143.9      147.2      139.2      131.1
  Subordinated Debt...........      172.1      195.8       95.0      118.7      118.7
  Investment in Unconsolidated
   Subsidiary.................       (3.4)      (3.2)      (2.5)      (1.9)       --
                                ---------  ---------  ---------  ---------  ---------
    Total Capital.............  $ 1,541.3  $ 1,515.3  $ 1,342.9  $ 1,292.6  $ 1,354.1
                                =========  =========  =========  =========  =========
Risk Weighted Assets..........  $10,512.3  $11,461.0  $11,708.5  $11,098.6  $10,452.1
                                =========  =========  =========  =========  =========
Key Capital Ratios
Growth in Common Equity.......        7.3%       2.3%       6.1%       4.8%       1.1%
Average Equity/Average Assets
 Ratio........................       8.78%      8.30%      7.81%      7.79%      8.05%
Tier I Capital Ratio..........      11.78%     10.28%      9.42%      9.34%     10.57%
Total Capital Ratio...........      14.64%     13.22%     11.47%     11.65%     12.96%
Leverage Ratio................       9.10%      8.31%      7.48%      7.21%      7.98%

--------
/1/ Includes profit sharing; stock options and directors' restricted shares and deferred compensation plans; and unrealized valuation adjustments for investment securities, foreign currency translation and pension liability.

Business Segments

   Pacific Century is a financial services organization that maintains a broad presence throughout the Pacific region and operates through a unique trans-Pacific network of locations. Pacific Century's activities are conducted primarily through more than 180 branches and representative and extension offices (including branches of affiliate banks). Its staff of approximately 4,350 employees provides diverse financial products and services to individuals, businesses, governmental agencies and financial institutions.

   Pacific Century assesses the financial performance of its operating segments by geographic and functional operations. Geographically, Pacific Century has aligned certain of its operations into four major segments:
Hawaii, Pacific, Asia, and the U.S. Mainland. In addition, the Treasury and Other Corporate segment includes corporate asset and liability management activities and the unallocated portion of various administrative and support units.

   Business segment results are determined based on Pacific Century's internal financial management reporting process and organization structure. This process uses various techniques to assign balance sheet and income statement amounts to business segments, including allocations of overhead, economic credit loss provision, and capital. This process is dynamic and requires certain allocations based on judgement and subjective factors. During the fourth quarter of 2000, management revised the structure used to analyze financial performance and further evolution is anticipated. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to accounting principles generally accepted in the United States. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. Pacific Century's operating segments are largely geographically defined. Changes in management structure and/or the allocation process has caused changes in allocations, transfers and assignments. To the extent practicable, results for prior periods have been restated to facilitate comparability.

   The table in Note Q to the Consolidated Financial Statements presents business segment financial information for each of Pacific Century's major market segments for the years ended December 31, 2000, 1999, and 1998. Because business segment financial reports are prepared using accounting practices that differ from accounting principles generally accepted in the United States, certain amounts reflected therein do not agree with corresponding amounts contained in the Consolidated Financial Statements and Management Discussion and Analysis of Operations.

   Pacific Century utilizes "risk-adjusted return on capital" (RAROC) as a measurement of business segment performance. RAROC is the ratio of net income to risk-adjusted equity. Equity is allocated to business segments based on risk factors inherent in the operations of each segment.

 Hawaii Market

   The Hawaii segment primarily includes retail and commercial operating units. Retail operating units sell and service a broad line of consumer financial products. These units include consumer deposits, consumer lending, residential real estate lending, auto financing, credit cards, consumer lines of insurance including life and homeowners, and private and institutional services (trust, mutual funds, and stock brokerage). In business banking, Bank of Hawaii is a major commercial lender and maintains a significant presence throughout the State. Commercial operating units in the Hawaii market include small business, corporate banking, commercial products, commercial real estate, and commercial property and casualty insurance.

   On December 20, 2000, Pacific Century announced the sale of its credit card portfolio to American Express Centurian Bank. At December 31, 2000 the outstanding balances totaled $225 million. Under the terms of the agreement, American Express will establish a card marketing program with Bank of Hawaii, whereby American Express will issue and market Bank of Hawaii-branded American Express Cards to the bank's customer base. The cards will be marketed through the Bank of Hawaii in Hawaii and the West Pacific and Pacific Century Bank in California, as well as through more than 500 ATM's and via direct mail. The transfer of the portfolio is expected to be completed in the first or second quarter of 2001.

   In addition to offering traditional branch banking services, Bank of Hawaii has actively introduced new electronic based products and services that provide enhanced customer convenience. Its internet banking product, E-Bankoh, provides clients 24-hour access to a wide range of financial products and services, including checking, savings and time deposit accounts, trust and 401(k) services, and investment products.

   For the year ended December 31, 2000, the Hawaii segment contributed $71.6 million in net income, up 30.4% from $54.9 million in 1999. The increase in non-interest income and the reduction in non-interest expense is largely due to the pricing and expense reduction strategies implemented through the New Era redesign. RAROC for this segment was 20% in 2000 and 15% in 1999. Total assets in the Hawaii segment remained flat at $5.3 billion at year-end 2000, compared to year-end 1999.

 Pacific Market

   Pacific Century has maintained a presence in the Intra-Pacific region for 41 years, where it offers financial products and services to both retail and commercial customers. Today, this market spans island nations across the West and South Pacific. Pacific Century is the only U.S. financial institution to have such a broad presence in this region.

   Pacific Century serves the West Pacific through branches of both Bank of Hawaii and First Savings and Loan Association of America, F.S.A. (First Savings). Bank of Hawaii's presence in the West Pacific consists of branches in Guam, the Commonwealth of the Northern Mariana Islands (Saipan), the Federated States of Micronesia (Yap, Pohnpei, and Kosrae), the Republic of the Marshall Islands (Majuro) and the Republic of Palau (Koror). First Savings operates several branches in Guam.

   Pacific Century maintains a presence in the South Pacific through branches of Bank of Hawaii and subsidiary and affiliate banks. The Bank of Hawaii locations in this region consist of branches in Fiji and American Samoa. Pacific Century's subsidiary banks in the South Pacific are located in French Polynesia, New Caledonia, Papua New Guinea, and Vanuatu. Additionally, Pacific Century maintains a 51% investment interest in a bank located in the Solomon Islands. Minority ownership of affiliated banks located in Samoa and Tonga was sold on December 28, 2000. In Australia, Pacific Century holds a minority ownership in Bank of Queensland and maintains a strategic alliance with the bank that provides opportunities to expand markets in the region. Pacific Century's largest markets in the South Pacific are in French Polynesia and New Caledonia.

   For the year ended December 31, 2000, net income in the Pacific segment was $27.0 million, up from $22.5 million in 1999. Non-interest revenue improvement came from the West Pacific operations while these revenues decreased in the South Pacific region. RAROC, including the amortization of intangibles, for this segment was 13% in 2000 and 11% in 1999. Total assets in the Pacific segment stood at $2.1 billion at year-end 2000, down from $2.5 billion year-end 1999

 Asia Market

   Asia is a market that Pacific Century has developed for more than 20 years. Pacific Century operates in Asia through Bank of Hawaii branches in Hong Kong, Japan, Singapore, South Korea and Taiwan and a representative office with extensions in the Philippines.

   Pacific Century's business focus in Asia is correspondent banking and trade financing. Activities include letters of credit, remittance processing, foreign exchange, cash management, export bills collection, and trade related working capital loans. The lending emphasis is on short-term loans based on cash flows. Pacific Century's network of locations in the Pacific and its presence on the U.S. Mainland facilitates the flow of customers' business and investment transactions across the Asia-Pacific region.

   For the year ended December 31, 2000, net loss in the Asia segment was $100 thousand, an improvement from $2.9 million loss in 1999. During 2000, this market's economic credit loss provision decreased approximately $2.9 million to reflect an improved credit risk profile resulting from reform measures initiated by management to deal with the financial instability in that region. RAROC for Asia increased to 0% in 2000 from (3)% in 1999. Total assets in the Asia segment were $1.1 billion at year-end 2000 reflecting a decrease from year-end 1999. The decrease in this market's assets is a result of management's effort in reducing the risk exposure of this segment.

   For additional information on Asia, see "Foreign Operations" in this report.

 U.S. Mainland Market

   Pacific Century operates on the U.S. Mainland primarily through its banking subsidiary Pacific Century Bank, N.A. (PCB). PCB provides financial products and services through branches in Southern California and Arizona. PCB's emphasis is on providing asset based lending and related services for small and middle market businesses. On December 27, 2000, Pacific Century announced a definitive agreement to sell its Arizona branch network to Zions Bancorporation. The transaction is expected to close during the second quarter of 2001. The sale supports PCB's strategy to focus on developing its franchise in the small and middle market business in Southern California. Additionally, PCB's West Coast presence provides opportunities for Pacific Century to expand relationships with customers who have ties to the Asia-Pacific region.

   The U.S. Mainland segment also includes business units for corporate banking and leasing. The corporate banking unit primarily targets large corporate clients that have interests in the Asia-Pacific region and companies in the media and communications industries. Leasing activities consist of providing financing to businesses, largely for aircraft, watercraft, rail, vehicles and equipment.

   In 2000, net income for the U.S. Mainland segment dropped slightly to $37.4 million from $37.6 million in 1999. The 1999 results include approximately $5.3 million in nonrecurring after-tax gains related to one-time transactions (i.e., securities sale and subsidiary divestiture) by the Leasing Business. Income taxes for this segment were reduced in 2000 and 1999 by $13.7 million and $14.0 million, respectively due to low income housing tax credits and investment tax credits. RAROC for this segment, which includes the amortization of intangibles, decreased to 13% in 2000 from 14% in 1999. As of December 31, 2000, total assets in the U.S. Mainland segment were $3.0 billion, up 12.5% over year-end 1999.

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

   Other corporate items included in this segment consist of the operations of certain non-bank subsidiaries, unallocated overhead expenses, and the reconciling of a $69 million difference between the economic provision used in reporting business segments and the loan loss provision in the consolidated financial statements.

   In addition, non-recurring income in the amount of $14.0 million was recorded in this segment of which $11.9 million was gains from the settlement of pension liability and $3.2 million was gains from the sale of interests in banks in Tonga and Samoa. Pacific Century does not use RAROC to measure Treasury and Other Corporate.

Fourth Quarter Results and Other Matters

   Earnings in 2000's fourth quarter were $32.6 million, a decrease of 13.3% from the $37.6 million reported in the fourth quarter of 1999. Basic earnings per share were $.41 and $.47 in the fourth quarter of 2000 and 1999, respectively. Diluted earnings per share were $.41 and $.47 in the same respective periods.

   Net interest income on a tax equivalent basis totaled $138.8 million in the fourth quarter of 2000, about 3.0% lower than the same period in 1999. The net interest margin in 2000's fourth quarter was 4.29%, compared to 4.31% in the fourth quarter of 1999. This decline was primarily driven by a 78 basis points rise in the average rate on interest bearing liabilities for the quarter from the same year earlier period partially offset by a 53 basis points rise in the average yield on earning assets in 2000's fourth quarter relative to the same period last year.

   In the fourth quarter of 2000, the provision for loan losses was $25.8 million, up from $20.9 million in the same quarter a year ago. The current quarter loan loss provision was slightly greater than net charge-offs of $25.6 million.

   Non-performing assets (NPAs), exclusive of loans past due 90+ days were materially reduced by 16.7 percent during the quarter, dropping from $219.6 million at September 30, 2000 to $183.0 million at year-end 2000. NPAs totaled $149.9 million at December 31, 1999.

   During the quarter, two commercial real estate non-accrual loans totaling approximately $29 million were repaid in full. In commercial and industrial (C&I), one syndicated non-accrual loan of $11.2 million returned to accrual status and two syndicated loans totaling $22.7 million were placed on non-accrual status. Charge-offs of four Asia loans totaling approximately $7.5 million and South Pacific loans, primarily in the French Territories totaling approximately $10.0 million, also contributed to the reduction in NPAs.

   Subsequent to year-end, Pacific Century took additional steps to improve asset quality by selling at a discount the $65 million problem loan first referenced in 2000's second quarter. As a result, the company will charge off the amount of the discount in the first quarter, which will be largely offset by reserves previously allocated for this credit. At year-end, this credit was carried as a performing loan.

   Non-interest income in the final quarter of 2000 decreased to $64.7 million from $69.4 million in 1999's comparable period. During the fourth quarter, the sale of minority interests in banks in Tonga and Samoa contributed $3.2 million to non-interest income while the disposition of two venture capital related assets contributed $4.3 million in 1999. Securities losses in the fourth quarter were $1.3 million compared to a gain of $5.3 million in the prior year quarter.

   Non-interest expense totaled $123.9 million, 5.5% lower than 1999's fourth quarter and $1 million less than reported in 2000's third quarter.

                  Consolidated Quarterly Results of Operations

                                    Table 18

                                            Three Months Ended
                          ----------------------------------------------------------
                                     2000                           1999
                          -----------------------------  ---------------------------
                           Mar.   Jun.   Sept.    Dec.    Mar.   Jun.  Sept.   Dec.
                          ------ ------  ------  ------  ------ ------ ------ ------
                             (in millions of dollars except per share amounts)
Total Interest Income...  $256.4 $263.4  $269.3  $268.4  $260.5 $255.0 $253.0 $258.0
Total Interest Expense..   116.9  124.8   130.0   129.6   116.7  110.6  109.5  115.0
Net Interest Income.....   139.5  138.6   139.3   138.8   143.8  144.4  143.5  143.0
Provision for Loan
 Losses.................    13.5   83.4    20.1    25.8    12.6   13.9   13.5   20.9
Investment Securities
 Gains (Losses).........     0.3   (0.5)   (0.1)   (1.3)    1.9    6.8    0.1    5.3
Non-Interest Income.....    63.6   74.1    61.4    65.9    59.3   56.8   71.3   64.1
Non-Interest Expense....   126.1  121.9   124.9   123.9   134.9  132.1  155.6  131.1
                          ------ ------  ------  ------  ------ ------ ------ ------
Income Before Taxes.....    63.8    6.9    55.6    53.7    57.5   62.0   45.8   60.4
Provision for Taxes.....    24.0    0.2    21.0    21.1    22.1   23.5   24.3   22.8
                          ------ ------  ------  ------  ------ ------ ------ ------
Net Income..............  $ 39.8 $  6.7  $ 34.6  $ 32.6  $ 35.4 $ 38.5 $ 21.5 $ 37.6
                          ====== ======  ======  ======  ====== ====== ====== ======
Basic Earnings Per
 Share..................  $ 0.50 $ 0.08  $ 0.44  $ 0.41  $ 0.44 $ 0.48 $ 0.27 $ 0.47
Diluted Earnings Per
 Share..................  $ 0.50 $ 0.08  $ 0.44  $ 0.41  $ 0.44 $ 0.47 $ 0.27 $ 0.47

                               Supplementary Data

 Maturity Distribution, Market Value and Weighted-Average Yield to Maturity of
                                   Securities

                                    Table 19

                                               1 Year   After    After
                                                 or    1 Year-  5 Years-   Over              Approximate
                                                Less   5 Years  10 Years 10 Years   Total    Market Value
                                               ------  -------  -------- --------  --------  ------------
                                                              (in millions of dollars)
Maturity Distribution Based on Amortized Cost
 December 31, 2000
  U.S. Government Agencies...................  $  6.8  $  --     $  --   $    --   $    6.8    $    6.8
  Obligations of States and Political
   Subdivisions..............................     --      3.8       0.2       --        4.0         4.3
  Corporate Equity Securities................     --      0.5       --       87.4      87.9        88.0
  Mortgage-Backed Securities/1/ .............     0.1     1.8       4.4     541.1     547.4       553.8
  Other......................................    18.7     4.8       0.4       --       23.9        23.7
  Available for Sale Securities/1/ ..........    87.0    68.1     133.0   2,215.7   2,503.8     2,507.1
                                               ------  ------    ------  --------  --------    --------
    Total--December 31, 2000.................  $112.6  $ 79.0    $138.0  $2,844.2  $3,173.8    $3,183.7
                                               ======  ======    ======  ========  ========    ========
         --December 31, 1999.................  $163.2  $ 88.7    $ 99.4  $3,059.5  $3,410.8    $3,329.9
                                               ======  ======    ======  ========  ========    ========
         --December 31, 1998.................  $239.3  $184.7    $170.6  $3,072.0  $3,666.6    $3,686.5
                                               ======  ======    ======  ========  ========    ========
Weighted-Average Yield to Maturity/2/
  U.S. Government Agencies...................     7.2%    -- %      -- %      -- %      7.2%
  Obligations of States and Political
   Subdivisions..............................     --      0.3       --        --        0.3
  Mortgage-Backed Securities.................     7.8     7.5       8.1       7.2       7.2
  Other......................................    12.3     4.4       3.0       --       10.6
  Available for Sale Securities/3/ ..........     6.0     5.6       6.8       6.8       6.7
                                               ------  ------    ------  --------  --------
    Total--December 31, 2000.................     7.1%    5.3%      6.8%      6.7%      6.7%
                                               ======  ======    ======  ========  ========
Tax Equivalent Adjustment Amount.............  $  --   $ (0.1)   $  --   $    --   $   (0.1)

--------
/1/ Contractual maturities do not anticipate reductions for periodic paydowns. /2/ Tax equivalent at 35% tax rate.
/3/ The weighted-average yields on available for sale securities are based on amortized cost.

                                Average Assets

                                   Table 20

                                  2000             1999          1998      1997      1996
                             ---------------  ---------------  --------- --------- ---------
                              Amount    Mix    Amount    Mix    Amount    Amount    Amount
                             --------- -----  --------- -----  --------- --------- ---------
                                               (in millions of dollars)
Interest-Bearing Deposits..  $   216.2   1.5% $   385.0   2.6% $   508.8 $   486.3 $   579.9
Investment Securities
  --Held to Maturity.......      731.9   5.2      816.9   5.6      902.4   1,232.9   1,091.1
  --Available for Sale.....    2,502.5  17.8    2,698.8  18.5    2,769.3   2,452.0   2,288.7
Funds Sold.................       43.2   0.3      102.0   0.7       69.7      76.4      92.1
Loans......................    9,544.3  68.0    9,444.5  64.8    9,422.3   8,929.7   8,353.6
                             --------- -----  --------- -----  --------- --------- ---------
    Total Earning Assets...   13,038.1  92.8   13,447.2  92.2   13,672.5  13,177.3  12,405.4
Non-Earning Assets.........    1,017.2   7.2    1,135.7   7.8    1,198.2   1,065.0     889.8
                             --------- -----  --------- -----  --------- --------- ---------
    Total..................  $14,055.3 100.0% $14,582.9 100.0% $14,870.7 $14,242.3 $13,295.2
                             ========= =====  ========= =====  ========= ========= =========

                                 Average Loans

                                   Table 21

                                  2000            1999         1998     1997     1996
                             --------------  --------------  -------- -------- --------
                              Amount   Mix    Amount   Mix    Amount   Amount   Amount
                             -------- -----  -------- -----  -------- -------- --------
                                             (in millions of dollars)
Commercial and Industrial..  $2,466.3  25.8% $2,402.7  25.4% $2,258.3 $1,923.8 $1,784.0
Real Estate
  Construction.............     304.4   3.2     318.1   3.4     284.0    264.6    229.6
  Mortgage.................   3,903.8  40.9   3,742.3  39.6   3,838.6  3,882.0  3,863.2
Installment................     712.5   7.5     723.9   7.7     793.2    846.3    814.8
Foreign....................   1,467.9  15.4   1,702.2  18.0   1,752.6  1,540.3  1,253.7
Lease Financing............     689.4   7.2     555.3   5.9     495.6    472.7    408.3
                             -------- -----  -------- -----  -------- -------- --------
    Total..................  $9,544.3 100.0% $9,444.5 100.0% $9,422.3 $8,929.7 $8,353.6
                             ======== =====  ======== =====  ======== ======== ========

     Maturities and Sensitivities of Loans to Changes in Interest Rates/1/

                                   Table 22

                                              December 31, 2000
                              ----------------------------------------------------
                               Due in One   Due After One     Due After
                              Year or Less to Five Years/2/ Five Years/2/  Total
                              ------------ ---------------  ------------  --------
                                           (in millions of dollars)
Commercial and Industrial....   $  868.9      $1,392.1        $  182.4    $2,443.4
Real Estate--Construction....      160.6          82.0            64.9       307.5
Other Loans..................      563.5       1,733.2         3,319.1     5,615.8
Foreign Loans................      656.6         344.7           300.3     1,301.6
                                --------      --------        --------    --------
    Total....................   $2,249.6      $3,552.0        $3,866.7    $9,668.3
                                ========      ========        ========    ========

--------
/1/ Based on contractual maturities.
/2/ As of December 31, 2000, loans maturing after one year consisted of $4,215.0 with floating rates and $3,203.8 with fixed rates.

                                Average Deposits

                                    Table 23

                              2000            1999         1998     1997     1996
                         --------------  --------------  -------- -------- --------
                          Amount   Mix    Amount   Mix    Amount   Amount   Amount
                         -------- -----  -------- -----  -------- -------- --------
                                         (in millions of dollars)
Domestic
  Non-Interest Bearing
   Demand............... $1,640.0  18.2% $1,652.6  17.7% $1,650.4 $1,516.8 $1,371.5
  Interest-Bearing
   Demand...............  2,061.9  22.9   2,137.1  22.9   2,114.8  1,945.3  1,726.6
  Regular Savings.......    684.8   7.6     723.9   7.8     783.9    865.5    937.0
  Private Time
   Certificates of
   Deposit ($100,000 or
   More)................  1,128.4  12.5     948.9  10.2     941.7    848.1    719.2
  Public Time
   Certificates of
   Deposit ($100,000 or
   More)................     83.7   0.9      94.3   1.0      86.5    205.9    310.6
  Bearer Certificates of
   Deposit..............      --    --        --    --        --       --       1.3
  All Other Time and
   Savings
   Certificates.........  1,569.0  17.5   1,516.2  16.3   1,752.5  1,804.7  1,433.9
                         -------- -----  -------- -----  -------- -------- --------
    Total Domestic......  7,167.8  79.6   7,073.0  75.9   7,329.8  7,186.3  6,500.1
                         -------- -----  -------- -----  -------- -------- --------
Foreign
  Non-Interest Bearing
   Demand...............    371.4   4.1     435.2   4.7     447.7    264.0    194.2
  Time Due to Banks.....    505.4   5.6     641.4   6.9     596.1    718.7    733.5
  Other Savings and
   Time.................    960.5  10.7   1,165.7  12.5   1,176.1  1,079.0    745.0
                         -------- -----  -------- -----  -------- -------- --------
    Total Foreign.......  1,837.3  20.4   2,242.3  24.1   2,219.9  2,061.7  1,672.7
                         -------- -----  -------- -----  -------- -------- --------
    Total............... $9,005.1 100.0% $9,315.3 100.0% $9,549.7 $9,248.0 $8,172.8
                         ======== =====  ======== =====  ======== ======== ========

                             Interest Differential

                                   Table 24

                            Year Ended December 31,   Year Ended December 31,
                             2000 Compared to 1999     1999 Compared to 1998
                            ------------------------  -------------------------
                            Volume/1/ Rate/1/ Total   Volume/1/ Rate/1/  Total
                            --------- ------- ------  --------- -------  ------
                                        (in millions of dollars)
Change in Interest Income
  Interest-Bearing Deposits
    Foreign................  $(11.4)   $ 1.1  $(10.3)  $ (8.3)  $ (3.4)  $(11.7)
  Investment Securities--
   Held to Maturity
    Taxable................    (5.9)     1.1    (4.8)    (6.3)    (3.6)    (9.9)
    Tax-Exempt.............    (0.7)     0.4    (0.3)     --       --       --
  Investment Securities--
   Available for Sale......   (12.6)     9.7    (2.9)    (4.5)     1.6     (2.9)
  Funds Sold...............    (3.5)     0.8    (2.7)     1.7     (0.1)     1.6
  Loans, Net of Unearned
   Income
    Domestic...............    25.0     35.9    60.9      4.9    (31.2)   (26.3)
    Foreign................   (15.2)     6.5    (8.7)    (3.4)    (9.4)   (12.8)
                             ------    -----  ------   ------   ------   ------
      Total Interest
       Income..............  $(24.3)   $55.5  $ 31.2   $(15.9)  $(46.1)  $(62.0)
                             ======    =====  ======   ======   ======   ======
Change in Interest Expense
  Interest-Bearing Deposits
    Demand Deposits........  $ (1.7)   $ 1.9  $  0.2   $  0.6   $ (7.8)  $ (7.2)
    Savings Deposits.......    (0.8)      --    (0.8)    (1.4)    (2.4)    (3.8)
    Time Deposits..........    11.3     19.5    30.8    (11.1)   (11.0)   (22.1)
    Deposits in Foreign
     Offices...............   (15.2)    10.0    (5.2)     1.7    (14.1)   (12.4)
  Short-Term Borrowings....   (22.0)    31.9     9.9     (3.0)   (13.3)   (16.3)
  Long-Term Debt...........    13.4      1.4    14.8      0.6      1.0      1.6
                             ------    -----  ------   ------   ------   ------
      Total Interest
       Expense.............   (15.0)    64.7    49.7   $(12.6)  $(47.6)  $(60.2)
                             ======    =====  ======   ======   ======   ======
Net Interest Differential
  Domestic.................     2.1     (6.8)   (4.7)  $ 10.1   $  0.2   $ 10.3
  Foreign..................   (11.4)    (2.4)  (13.8)   (13.4)     1.3    (12.1)
                             ------    -----  ------   ------   ------   ------
      Total Interest
       Differential........  $ (9.3)   $(9.2) $(18.5)  $ (3.3)  $  1.5   $ (1.8)
                             ======    =====  ======   ======   ======   ======

--------
/1/ The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Item 7a. Qualitative and Quantitative Disclosure About Market Risk

     See the Market Risk discussion of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 8. Financial Statements and Supplementary Data

   Consolidated Quarterly Results of Operations--See Narrative and Table 18 included in Item 7 of this report.

                        REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Pacific Century Financial Corporation

   We have audited the accompanying consolidated statements of condition of Pacific Century Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Century Financial Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Honolulu, Hawaii
January 26, 2001

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   Year Ended December 31
                                              ---------------------------------
                                                 2000        1999       1998
                                              ----------  ---------- ----------
                                                  (in thousands of dollars
                                                 except per share amounts)
Interest Income
  Interest on Loans.......................... $  750,141  $  699,939 $  737,276
  Loan Fees..................................     33,620      39,899     45,340
  Income on Lease Financing..................     37,357      29,391     25,699
  Interest and Dividends on Investment
   Securities
    Taxable..................................     53,009      57,809     67,717
    Non-Taxable..............................        902       1,094      1,096
  Income on Investment Securities Available
   for Sale..................................    165,111     168,349    170,963
  Interest on Deposits.......................     14,663      24,960     36,676
  Interest on Security Resale Agreements.....        158         244         82
  Interest on Funds Sold.....................      2,532       4,834      3,718
                                              ----------  ---------- ----------
    Total Interest Income....................  1,057,493   1,026,519  1,088,567
Interest Expense
  Interest on Deposits.......................    286,035     261,184    306,700
  Interest on Security Repurchase
   Agreements................................    104,536      92,175    121,445
  Interest on Funds Purchased................     32,636      41,677     26,720
  Interest on Short-Term Borrowings..........     18,959      12,414     14,376
  Interest on Long-Term Debt.................     59,096      44,326     42,725
                                              ----------  ---------- ----------
    Total Interest Expense...................    501,262     451,776    511,966
                                              ----------  ---------- ----------
  Net Interest Income........................    556,231     574,743    576,601
  Provision for Loan Losses..................    142,853      60,915     84,014
                                              ----------  ---------- ----------
    Net Interest Income After Provision for
     Loan Losses.............................    413,378     513,828    492,587
Non-Interest Income
  Trust Income...............................     66,077      60,700     55,879
  Service Charges on Deposit Accounts........     40,063      34,267     35,459
  Fees, Exchange and Other Service Charges...     88,500      88,838     77,881
  Other Operating Income.....................     58,463      67,720     38,446
  Gain on Settlement of Pension Obligation...     11,900         --         --
  Investment Securities Gains (Losses).......     (1,574)     14,056      4,086
                                              ----------  ---------- ----------
    Total Non-Interest Income................    263,429     265,581    211,751
Non-Interest Expense
  Salaries...................................    181,669     198,743    194,522
  Pensions and Other Employee Benefits.......     47,925      55,343     56,003
  Net Occupancy Expense......................     48,789      47,893     46,799
  Net Equipment Expense......................     50,607      48,674     49,009
  Other Operating Expense....................    167,440     180,107    174,546
  Restructuring Charge.......................        --       22,478     19,400
  Minority Interest..........................        387         485        446
                                              ----------  ---------- ----------
    Total Non-Interest Expense...............    496,817     553,723    540,725
                                              ----------  ---------- ----------
Income Before Taxes..........................    179,990     225,686    163,613
Provision for Taxes..........................     66,329      92,729     56,649
                                              ----------  ---------- ----------
    Net Income............................... $  113,661  $  132,957 $  106,964
                                              ==========  ========== ==========
Basic Earnings Per Share..................... $     1.43  $     1.66 $     1.33
Diluted Earnings Per Share................... $     1.42  $     1.64 $     1.32
Basic Weighted Average Shares................ 79,551,296  80,298,725 80,228,424
Diluted Weighted Average Shares.............. 79,813,443  81,044,558 81,142,144

                See Notes to Consolidated Financial Statements.

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                            December 31
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------
                                                     (in thousands of dollars,
                                                        except share data)
Assets
Interest-Bearing Deposits..........................  $    188,649  $    278,473
Investment Securities
 --Held to Maturity (Market Value of $676,621 in
  2000 and $787,720 in 1999).......................       670,038       796,322
 --Available for Sale..............................     2,507,076     2,542,232
Securities Purchased Under Agreements to Resell....         3,969           --
Funds Sold.........................................       134,644        52,740
Loans..............................................     9,668,290     9,717,556
 Unearned Income...................................      (253,903)     (242,503)
 Reserve for Loan Losses...........................      (246,247)     (194,205)
                                                     ------------  ------------
 Net Loans.........................................     9,168,140     9,280,848
                                                     ------------  ------------
 Total Earning Assets..............................    12,672,516    12,950,615
Cash and Non-Interest Bearing Deposits.............       523,969       639,895
Premises and Equipment.............................       254,621       271,728
Customers' Acceptance Liability....................        14,690         7,236
Accrued Interest Receivable........................        68,585        78,974
Other Real Estate..................................         4,526         4,576
Intangibles, Including Goodwill....................       192,264       205,904
Other Assets.......................................       282,645       281,387
                                                     ------------  ------------
 Total Assets......................................  $ 14,013,816  $ 14,440,315
                                                     ============  ============
Liabilities
Domestic Deposits
 Demand--Non-Interest Bearing......................  $  1,707,724  $  1,676,425
       --Interest Bearing..........................     2,008,730     2,076,358
 Savings...........................................       665,239       700,720
 Time..............................................     2,836,083     2,761,650
Foreign Deposits
 Demand--Non-Interest Bearing......................       385,366       401,613
 Time Due to Banks.................................       535,126       597,675
 Other Savings and Time............................       942,313     1,179,777
                                                     ------------  ------------
 Total Deposits....................................     9,080,581     9,394,218
Securities Sold Under Agreements to Repurchase.....     1,655,173     1,490,655
Funds Purchased....................................       413,241       839,962
Short-Term Borrowings..............................       211,481       458,962
Bank's Acceptances Outstanding.....................        14,690         7,236
Accrued Retirement Expense.........................        37,868        40,360
Accrued Interest Payable...........................        72,460        64,588
Accrued Taxes Payable..............................       130,766        85,022
Minority Interest..................................         4,536         4,435
Other Liabilities..................................        94,512       114,890
Long-Term Debt.....................................       997,152       727,657
                                                     ------------  ------------
 Total Liabilities.................................    12,712,460    13,227,985
                                                     ============  ============
Shareholders' Equity
Common Stock ($.01 par value):
 authorized 500,000,000 shares; issued/outstanding;
 December 2000--80,558,811/79,612,178 and
 December 1999--80,550,728/80,036,417..............           806           806
Capital Surplus....................................       346,045       345,851
Accumulated Other Comprehensive Income.............       (25,079)      (66,106)
Retained Earnings..................................       996,791       942,177
Treasury Stock, at Cost (946,633 shares in 2000 and
 514,311 shares in 1999)...........................       (17,207)      (10,398)
                                                     ------------  ------------
 Total Shareholders' Equity........................     1,301,356     1,212,330
                                                     ------------  ------------
 Total Liabilities and Shareholders' Equity........  $ 14,013,816  $ 14,440,315
                                                     ============  ============

                See Notes to Consolidated Financial Statements.

             PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                Accumulated
                                                                   Other
                                             Common   Capital  Comprehensive Retained  Treasury  Comprehensive
                                  Total      Stock    Surplus     Income     Earnings   Stock       Income
                                ----------  --------  -------- ------------- --------  --------  -------------
                                            (in thousands of dollars except per share amounts)
Balance at December 31, 1997..  $1,117,207  $159,369  $168,920   $(24,766)   $813,684  $    --
Net Income....................     106,964       --        --         --      106,964       --     $106,964
Other Comprehensive Income,
 Net of Tax
 Investment Securities, Net of
  Reclassification
  Adjustment..................      (2,732)      --        --      (2,732)        --        --       (2,732)
 Foreign Currency Translation
  Adjustment..................       5,671       --        --       5,671         --        --        5,671
 Pension Liability
  Adjustment..................        (649)      --        --        (649)        --        --         (649)
                                                                                                   --------
   Total Comprehensive
    Income....................                                                                     $109,254
                                                                                                   ========
Common Stock Issued
 125,889 Profit Sharing Plan..       3,559       225     2,627        --          --        707
 543,256 Stock Option Plan....      10,084       530     8,408        --          (20)    1,166
 153,574 Dividend Reinvestment
  Plan........................       5,441       199     3,335        --          --      1,907
   5,100 Directors' Restricted
  Shares and Deferred
  Compensation Plan...........         139         1       123        --          --         15
Treasury Stock Purchased......      (7,314)      --        --         --          --     (7,314)
Change in Par Value of Common
 Stock from
 $2.00 Per Share to $ .01 Per
 Share........................         --   (159,519)  159,519        --          --        --
Cash Dividends Paid...........     (52,776)      --        --         --      (52,776)      --
                                ----------  --------  --------   --------    --------  --------
Balance at December 31, 1998..  $1,185,594  $    805  $342,932   $(22,476)   $867,852  $ (3,519)
Net Income....................     132,957       --        --         --      132,957       --     $132,957
Other Comprehensive Income,
 Net of Tax
 Investment Securities, Net of
  Reclassification
  Adjustment..................     (44,803)      --        --     (44,803)        --        --      (44,803)
 Foreign Currency Translation
  Adjustment..................       1,154       --        --       1,154         --        --        1,154
 Pension Liability
  Adjustment..................          19       --        --          19         --        --           19
                                                                                                   --------
   Total Comprehensive
    Income....................                                                                     $ 89,327
                                                                                                   ========
Common Stock Issued
  57,249 Profit Sharing Plan..       1,096       --          4        --          (71)    1,163
 501,929 Stock Option Plan....       8,616       --      2,620        --       (3,651)    9,647
 198,851 Dividend Reinvestment
  Plan........................       4,032       --        142        --         (270)    4,160
   7,199 Directors' Restricted
  Shares and Deferred
  Compensation Plan...........         154         1       153        --          --        --
Treasury Stock Purchased......     (21,849)      --        --         --          --    (21,849)
Cash Dividends Paid...........     (54,640)      --        --         --      (54,640)      --
                                ----------  --------  --------   --------    --------  --------
Balance at December 31, 1999..  $1,212,330  $    806  $345,851   $(66,106)   $942,177  $(10,398)
Net Income....................     113,661        --        --         --     113,661        --    $113,661
Other Comprehensive Income,
 Net of Tax
 Investment Securities, Net of
  Reclassification
  Adjustment..................      45,300       --        --      45,300         --        --       45,300
 Foreign Currency Translation
  Adjustment..................      (4,273)      --        --      (4,273)        --        --       (4,273)
                                                                                                   --------
   Total Comprehensive
    Income....................                                                                     $154,688
                                                                                                   ========
Common Stock Issued
  86,670 Profit Sharing Plan..       1,470       --         18        --         (230)    1,682
 228,438 Stock Option Plan....       2,948       --          3        --       (1,763)    4,708
 193,689 Dividend Reinvestment
  Plan........................       3,261       --         51        --         (583)    3,793
   6,901 Directors' Restricted
  Shares and Deferred
  Compensation Plan...........         122       --        122        --          --        --
Treasury Stock Purchased......     (16,992)      --        --         --          --    (16,992)
Cash Dividends Paid...........     (56,471)      --        --         --      (56,471)      --
                                ----------  --------  --------   --------    --------  --------
Balance at December 31, 2000..  $1,301,356  $    806  $346,045   $(25,079)   $996,791  $(17,207)
                                ==========  ========  ========   ========    ========  ========

                See Notes to Consolidated Financial Statements.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31
                                              --------------------------------
                                                2000       1999        1998
                                              ---------  ---------  ----------
                                                (in thousands of dollars)
Operating Activities/1/
 Net Income.................................. $ 113,661  $ 132,957  $  106,964
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
   Provision for Loan Losses.................   142,853     60,915      84,014
   Depreciation and Amortization.............    64,934     61,503      55,539
   Deferred Income Taxes.....................     8,224    (10,599)    (27,118)
   Realized (Gains) Losses on Investment
    Securities Available for Sale............       948    (13,695)     (4,444)
   Amortization of Deferred Lease Income.....   (37,357)   (29,391)    (32,470)
   Amortization of Deferred Loan Fee Income..   (10,332)   (17,509)    (17,169)
   Decrease in Interest Receivable...........    10,389      6,644      10,740
   Increase (Decrease) in Interest Payable...     7,872      8,795      (3,315)
   Increase in Other Assets..................    (6,940)   (25,676)    (18,946)
   Increase (Decrease) in Other Liabilities..   (15,449)   (17,756)     44,939
                                              ---------  ---------  ----------
 Net Cash Provided by Operating Activities...   278,803    156,188     198,734
                                              ---------  ---------  ----------
Investing Activities
 Proceeds from Redemptions of Investment
  Securities Held to Maturity................   146,559    212,739     763,158
 Purchases of Investment Securities Held to
  Maturity...................................   (20,275)  (356,258)   (195,745)
 Proceeds from Sales of Investment
  Securities Available for Sale..............   185,820    651,532   1,993,405
 Proceeds from Redemptions of Investment
  Securities Available for Sale..............    27,555    615,941     399,426
 Purchases of Investment Securities
  Available for Sale.........................  (103,667)  (852,255) (2,825,677)
 Net Decrease (Increase) in Interest-Bearing
  Deposits Placed in Other Banks.............    89,824    181,554     (90,628)
 Decrease (Increase) in Funds Sold...........   (85,873)    (7,057)     34,774
 Decrease (Increase) in Loans, Net...........    17,544    141,689    (113,925)
 Purchases of Premises and Equipment.........   (36,139)   (21,511)    (43,390)
 Proceeds from Sale of Premises and
  Equipment..................................     7,684      2,117      13,032
 Purchases, Net of Cash and Non-Interest
  Bearing Deposits Acquired:
   Triad Insurance Agency, Inc...............       --      (2,183)        --
   Additional Interest in Bank of Hawaii
    Nouvelle Caledonie.......................       --        (642)        --
   Additional Interest in Banque de Tahiti...       --        (633)        --
   Banque Paribas Pacifique and Banque
    Paribas Polynesie........................       --         --        6,327
                                              ---------  ---------  ----------
 Net Cash Provided (Used) by Investing
  Activities.................................   229,032    565,033     (59,243)
                                              ---------  ---------  ----------
Financing Activities
 Net Decrease in Demand, Savings, and Time
  Deposits...................................  (313,637)  (207,904)   (302,296)
 Proceeds from Lines of Credit and Long-Term
  Debt.......................................   300,096    434,126     190,117
 Principal Payments on Lines of Credit and
  Long-Term Debt.............................   (30,601)  (292,215)   (311,333)
 Net Increase (Decrease) in Short-Term
  Borrowings.................................  (509,684)  (518,139)     88,128
 Proceeds from Sale of Common Stock..........     7,801     13,898      19,223
 Stock Repurchased...........................   (16,992)   (21,849)     (7,314)
 Cash Dividends..............................   (56,471)   (54,640)    (52,776)
                                              ---------  ---------  ----------
 Net Cash Used by Financing Activities.......  (619,488)  (646,723)   (376,251)
                                              ---------  ---------  ----------
 Effect of Exchange Rate Changes on Cash.....    (4,273)     1,154       5,671
                                              ---------  ---------  ----------
 Increase (Decrease) in Cash and Non-
  Interest Bearing Deposits..................  (115,926)    75,652    (231,089)
                                              ---------  ---------  ----------
 Cash and Non-Interest Bearing Deposits at
  Beginning of Year..........................   639,895    564,243     795,332
                                              ---------  ---------  ----------
 Cash and Non-Interest Bearing Deposits at
  End of Year................................ $ 523,969  $ 639,895  $  564,243
                                              =========  =========  ==========

--------
/1/ During the years ended December 31, 2000, 1999 and 1998, Pacific Century
    Financial Corporation made interest payments of $493,390,000, $442,882,000 and $513,784,000, respectively, and paid income taxes of $42,029,000, $62,674,000 and $89,770,000, respectively.

                See Notes to Consolidated Financial Statements.

Note A--Summary of Significant Accounting Policies

   The accounting principles followed by Pacific Century Financial Corporation and its subsidiaries (Pacific Century), and the methods of applying those principles conform with accounting principles generally accepted in the United States and general practices within the banking industry. The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements. Certain accounts in prior years have been reclassified to conform with the 2000 presentation. The significant accounting policies are summarized below.

 Organization/Consolidation

   Pacific Century is a bank holding company providing a broad range of financial products and services to customers in Hawaii, the Pacific, Asia and the U.S. Mainland. The majority of Pacific Century's operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities and trade financing. Pacific Century's principal subsidiary is Bank of Hawaii. The consolidated financial statements include the accounts of Pacific Century and all significant majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation and minority interests have been recognized.

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

   Financial Accounting Standards Board's Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, is amended by SFAS Nos. 137 and 138 and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments by requiring the recognition of those instruments as assets or liabilities measured at fair value in the statement of financial condition. Gains or losses resulting from changes in the fair values of derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.
SFAS No. 133 requires matching the timing of gain or loss recognition on derivative instruments with the recognition of the changes in the fair value of the hedged asset or liability that is attributed to the hedged risk or the effect on earnings of the hedged forecasted transaction. The adoption of SFAS No. 133 is not expected to have a material impact on Pacific Century's financial position or results of operations.

   SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 138 will be adopted concurrently with SFAS 133 and is not expected to have a material impact on Pacific Century's financial position or results of operations.

 Restructuring Charges

   In the third quarter of 1999, Pacific Century recorded a restructuring charge of $22.5 million in connection with a redesign program to enhance revenues, improve efficiencies and reduce expenses. Implementation of this project was completed on September 30, 2000. Included in the restructuring charge are direct and incremental costs associated with the redesign consisting of accruals for staff reduction of $6.1 million and occupancy and equipment of $0.5 million. In addition, the restructuring charge included period costs of $15.9 million that were directly related to completing the project. Staffing costs relate to projected severance payments associated with the termination of exempt employees. Severance amounts were determined based on the redesign severance payment program and were paid out at time of termination. The occupancy and equipment portion consists of estimated lease termination costs and losses on the disposal of fixed assets. Project costs include costs relative to the assessment phase of the redesign project.

   At December 31, 1999, the restructuring accrual balance was $4.3 million, of which $3.8 million related to staffing. In 1999 and 2000 payments were made relative to all of the project costs. Details of the 1999 restructuring charge follow:

                                         Premises
                                            and      Staff
                                         Equipment Reduction  Other     Total
                                         --------- --------- --------  --------
                                               (in thousands of dollars)
   1999 Restructuring Charge............   $ 700    $ 6,100  $ 15,678  $ 22,478
   Transfers............................    (194)       --        194       --
   Accrual Utilized.....................     --      (2,265)  (15,872)  (18,137)
                                           -----    -------  --------  --------
   Balance at December 31, 1999.........     506      3,835       --      4,341
   Accrual Utilized.....................     (79)    (3,835)      --     (3,914)
   Adjustment...........................    (427)       --        --       (427)
                                           -----    -------  --------  --------
   Balance at December 31, 2000.........   $ --     $   --   $    --   $    --
                                           =====    =======  ========  ========

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

   All of the restructuring accruals made in 1998 have been fully paid or adjusted through the income statement as of December 31, 1999.

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

   In August 1999, Pacific Century concluded the transaction to increase its ownership by acquiring 5.8 million shares, or approximately 10%, of the outstanding shares of the Bank of Queensland Limited in Australia. This transaction is in addition to a 1998 purchase of notes convertible into 5.4 million shares of the Bank of Queensland Limited.

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

   In conjunction with these acquisitions, the following table discloses assets acquired and liabilities assumed for the years ended December 31, 2000, 1999 and 1998:

                                                     2000     1999      1998
                                                   -------- --------  ---------
                                                    (in thousands of dollars)
     Assets Acquired.............................. $    --  $ 38,393  $ 321,081
     Cash and Shares Paid for Capital Stock.......      --    (6,806)   (33,412)
                                                   -------- --------  ---------
     Liabilities Assumed.......................... $    --  $ 31,587  $ 287,669
                                                   ======== ========  =========

 Advertising Costs

   The nature of Pacific Century's marketing programs generally do not include direct-response advertising. Pacific Century, therefore, recognizes its advertising costs as incurred. Advertising costs were $6,156,000; $5,360,000 and $7,633,000 in 2000, 1999 and 1998, respectively.

 Cash and Non-Interest Bearing Deposits

   For purposes of reporting cash flows, cash and cash equivalents include cash and non-interest bearing deposits, which consist of amounts due from other financial institutions as well as in-transit clearings. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, Pacific Century is required to place reserves with the Federal Reserve Bank based on the amount of deposits held. During 2000 and 1999, the average amount of these reserve balances was $7,171,000 and $137,008,000, respectively.

 Credit Card Costs

   Pacific Century issues its own VISA and Mastercard credit cards for which all costs are recognized as period costs. In 1996, Pacific Century entered into certain arrangements with third parties to originate VISA cards in specific target markets. As of year-end 2000 and 1999, the unamortized capitalized origination costs totaled $130,000 and $648,000, respectively. These costs are being amortized over the anticipated life of the cards, currently five years.

 Earnings Per Share

   Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the dilutive impact of stock options and stock appreciation rights and uses the average share price during the period in determining the number of incremental shares to be added to the weighted average number of common shares outstanding. For the years ended December 31, 2000, 1999 and 1998 there were no adjustments to net income (the numerator) for purposes of computing basic EPS. A reconciliation of the weighted average common shares outstandings for computing diluted EPS for 2000, 1999 and 1998 follows:

                                                    Weighted Average Shares
                                                --------------------------------
                                                   2000       1999       1998
                                                ---------- ---------- ----------
     Denominator for Basic EPS................. 79,551,296 80,298,725 80,228,424
     Dilutive Effect of Stock Options..........    262,147    745,833    913,720
                                                ---------- ---------- ----------
     Denominator for Diluted EPS............... 79,813,443 81,044,558 81,142,144
                                                ========== ========== ==========

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

 Intangible Assets and Amortization

   Intangible assets include goodwill and identifiable intangible assets such as core deposits resulting from acquisitions accounted for under the purchase method and certain servicing assets. Goodwill and core intangibles are being amortized using the straight line method over periods of 15 to 25 years. These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill and core intangibles are included in other operating expense and totaled $16,089,000, $16,229,000 and $15,614,000 in 2000, 1999 and
1998, respectively. As of December 31, 2000 and 1999, the unamortized balance of these intangibles were $176,070,000 and $190,693,000, respectively.

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

   From time to time Pacific Century utilizes interest rate swaps for purposes other than trading to manage its exposure to interest rate risks. Interest rate swaps are contractual agreements that generally require the exchange of fixed and floating rate payments based on specified financial indices and the underlying notional amount over the life of the agreements.

   The accrual method is used to account for interest rate swaps. Under this method, the differential between interest to be paid and received is accrued and recognized as an adjustment to interest income or expense of the designated asset or liability. The fair value of these agreements is not recorded in the consolidated financial statements. Changes in the fair value of swap contracts are not recognized as long as the hedge correlation continues to exist. If the hedge correlation ceases to exist based on effectiveness tests, any existing gain or loss is amortized over the remaining term of the agreement, and future changes in fair value are accounted for on a mark-to-market basis. If the designated asset or liability matures, or is extinguished, any unrealized gain or loss on the related derivative instrument is recognized immediately. In 2000 Pacific Century did not utilize interest rate swaps. All open swap contracts closed in the first quarter of 1999.

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

 Investment Securities

   Investment securities held to maturity are those securities, which Pacific Century has the ability and positive intent to hold to maturity. These securities are stated at cost adjusted for amortization of premiums and accretion of discounts. Restricted equity securities represent Federal Home Loan Bank and Federal Reserve Bank shares, recorded at par, which also reflects fair value. In 2000, 1999 and 1998, there were no transfers from investment securities held to maturity.

   Investment securities available for sale are recorded at fair value with unrealized gains and losses recorded as an unrealized valuation adjustment in other comprehensive income, net of taxes.

   Trading securities are those securities that are purchased for Pacific Century's trading activities and are expected to be sold in the near term. Securities in the trading portfolio are carried at fair value with unrealized holding gains and losses recognized currently in income. Trading securities were $3,844,000 and $8,345,000 as of December 31, 2000 and 1999, respectively. During 2000, 1999 and 1998, the net gain (loss) from the trading securities portfolio was $(627,000), $361,000 and $(358,000), respectively, and is recognized as a component of investment securities gains and (losses) in the income statement. Income from trading securities was $464,000, $247,000 and $220,000 during 2000, 1999 and 1998, respectively, and is included as part of other operating income.

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

 Premises and Equipment

   Premises and equipment are stated at cost less allowances for depreciation and amortization. Depreciation is computed using the straight line method over lives of two to fifty years for premises and improvements, and three to ten years for equipment.

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

 Stock-Based Compensation

   Pacific Century's accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25) and related interpretations. SFAS No. 123 "Accounting for Stock-Based Compensation," permits companies to elect to recognize stock-based compensation expense based on the estimated fair value of the awards on the grant date or to continue to use the accounting under APB No. 25. Included in Note L is the impact of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro forma basis for awards granted in 2000, 1999 and 1998.

 Regulatory Matters

   In September 2000, Pacific Century entered into a Memorandum of Understanding with regulatory authorities in which it agreed to take certain actions to strengthen and maintain its operations and financial position. Accordingly, Pacific Century agreed to request prior approval for the payments of dividends, increases in indebtedness, or repurchases of common stock beyond the existing Board approval of 300,000 shares per quarter.

Note B--Investment Securities

   The following presents the details of the investment securities portfolio:

                                                 Gross      Gross
                                    Amortized  Unrealized Unrealized    Fair
                                       Cost      Gains      Losses     Value
                                    ---------- ---------- ---------- ----------
                                             (in thousands of dollars)
At December 31, 2000
Securities Held to Maturity:
 Restricted Equity Securities...... $   87,991  $   --     $    --   $   87,991
 Debt Securities Issued by the
  U.S. Treasury and Agencies.......      6,812      --          (39)      6,773
 Debt Securities Issued by State
  and Municipalities of the United
  States...........................      3,984      303         --        4,287
 Debt Securities Issued by Foreign
  Governments......................     18,631      --          --       18,631
 Mortgage-Backed Securities........    547,463    7,412      (1,093)    553,782
 Other Debt Securities.............      5,157      --          --        5,157
                                    ----------  -------    --------  ----------
   Total........................... $  670,038  $ 7,715    $ (1,132) $  676,621
                                    ==========  =======    ========  ==========
Securities Available for Sale:
 Equity Securities................. $   26,266  $   --     $   (449) $   25,817
 Debt Securities Issued by the
  U.S. Treasury and Agencies.......    195,920    1,262        (147)    197,035
 Debt Securities Issued by State
  and Municipalities of the United
  States...........................     11,634      126         (18)     11,742
 Debt Securities Issued by Foreign
  Governments......................        490      --          --          490
 Mortgage-Backed Securities........  2,235,987    9,599      (8,426)  2,237,160
 Other Debt Securities.............     33,502    1,391         (61)     34,832
                                    ----------  -------    --------  ----------
   Total........................... $2,503,799  $12,378    $ (9,101) $2,507,076
                                    ==========  =======    ========  ==========

At December 31, 1999
Securities Held to Maturity:
 Restricted Equity Securities...... $   76,002  $     6    $    --   $   76,008
 Debt Securities Issued by the
  U.S. Treasury and Agencies.......     41,981        2         (42)     41,941
 Debt Securities Issued by State
  and Municipalities of the United
  States...........................     11,852      582         --       12,434
 Debt Securities Issued by Foreign
  Governments......................     45,725       17         --       45,742
 Mortgage-Backed Securities........    617,455    6,239     (15,406)    608,288
 Other Debt Securities.............      3,307      --          --        3,307
                                    ----------  -------    --------  ----------
   Total........................... $  796,322  $ 6,846    $(15,448) $  787,720
                                    ==========  =======    ========  ==========
Securities Available for Sale:
 Equity Securities................. $   29,300  $   --     $ (4,474) $   24,826
 Debt Securities Issued by the
  U.S. Treasury and Agencies.......    185,613    1,407      (1,521)    185,499
 Debt Securities Issued by State
  and Municipalities of the United
  States...........................     15,076       75        (104)     15,047
 Debt Securities Issued by Foreign
  Governments......................      1,029      --          --        1,029
 Mortgage-Backed Securities........  2,356,163    5,624     (72,972)  2,288,815
 Other Debt Securities.............     27,364      --         (348)     27,016
                                    ----------  -------    --------  ----------
   Total........................... $2,614,545  $ 7,106    $(79,419) $2,542,232
                                    ==========  =======    ========  ==========

   The following presents an analysis of the contractual maturities of the investment securities portfolio as of December 31, 2000:

                                                          Amortized     Fair
                                                             Cost      Value
                                                          ---------- ----------
                                                            (in thousands of
                                                                dollars)
   Securities Held to Maturity
     Due in One Year or Less............................. $   25,443 $   25,404
     Due After One Year Through Five Years...............      8,534      8,829
     Due After Five Years Through Ten Years..............        607        615
                                                          ---------- ----------
                                                              34,584     34,848
     Mortgage-Backed Securities..........................    547,463    553,782
     Restricted Equity Securities........................     87,991     87,991
                                                          ---------- ----------
                                                          $  670,038 $  676,621
                                                          ========== ==========
   Securities Available for Sale
     Due in One Year or Less............................. $   86,979 $   86,986
     Due After One Year Through Five Years...............     63,087     63,238
     Due After Five Years Through Ten Years..............     67,812     69,941
     Due After Ten Years.................................     23,668     23,934
                                                          ---------- ----------
                                                             241,546    244,099
     Mortgage-Backed Securities..........................  2,235,987  2,237,160
     Equity Securities...................................     26,266     25,817
                                                          ---------- ----------
                                                          $2,503,799 $2,507,076
                                                          ========== ==========

   Proceeds from sales and maturities of investment securities available for sale were $213,375,000, $1,267,473,000 and $2,392,831,000 in 2000, 1999 and
1998, respectively. Gross gains of $364,000 and gross losses of $1,312,000 were realized with respect to 2000 sales. Taxes related to 2000 gains and losses were $350,000. The Accumulated Other Comprehensive Income component from investment securities available for sale was $2,235,000 (net of taxes) as of December 31, 2000.

   Investment securities carried at $2,876,547,000 and $3,090,325,000 were pledged to secure deposits of certain public (governmental) entities and repurchase agreements at December 31, 2000 and 1999, respectively. The December 31, 2000 amount included investment securities with a carrying value of $1,828,198,000 and a market value of $1,834,116,000 which were pledged as collateral for repurchase agreements.

Note C--Loans

   Loans consisted of the following at December 31, 2000 and 1999:

                                                          2000         1999
                                                      ------------ ------------
                                                      (in thousands of dollars)
   Domestic Loans
     Commercial and Industrial....................... $  2,443,341 $  2,492,984
     Real Estate
       Mortgage--Residential.........................    3,035,060    2,645,441
               --Commercial..........................    1,125,508    1,244,809
     Installment.....................................      729,859      756,078
     Construction....................................      307,352      328,839
                                                      ------------ ------------
       Total Domestic Loans..........................    7,641,120    7,468,151
   Foreign Loans.....................................    1,301,634    1,621,849
                                                      ------------ ------------
       Subtotal......................................    8,942,754    9,090,000
                                                      ------------ ------------
   Lease Financing
     Direct..........................................      295,830      304,109
     Leveraged.......................................      429,706      323,447
                                                      ------------ ------------
       Total Lease Financing.........................      725,536      627,556
                                                      ------------ ------------
       Total Loans................................... $  9,668,290 $  9,717,556
                                                      ============ ============

   Commercial and mortgage loans totaling $904,015,000 and $837,519,000 were pledged to secure certain public deposits and Federal Home Loan Bank advances at December 31, 2000 and 1999, respectively.

   Included in the Mortgage--Residential category were $179,229,000 and $136,097,000 of available for sale loans as of December 31, 2000 and 1999, respectively. These loans were recorded at the lower of cost or market on an aggregate basis.

   Servicing assets are summarized in the following table:

                                                         2000          1999
                                                     ------------  ------------
                                                     (in thousands of dollars)
   Balance at Beginning of Year..................... $     15,215  $     11,752
   Originated Mortgage Servicing Rights.............        1,840         5,303
   Purchased Servicing Rights.......................        2,049         1,366
   Amortization.....................................       (2,909)       (3,206)
                                                     ------------  ------------
   Balance at End of Year........................... $     16,195  $     15,215
                                                     ============  ============
   Fair Value at End of Year........................ $     36,618  $     44,258
                                                     ============  ============

   As of December 31, 2000 and 1999, Pacific Century's loan servicing portfolio totaled $2,847,839,000 and $2,471,743,000, respectively.

   Pacific Century's lending activities are concentrated in its primary geographic markets of Hawaii, the U.S. Mainland, Asia, and the West and South Pacific.

   Certain directors and executive officers of Pacific Century, its subsidiary companies, companies in which they are principal owners, and trusts in which they are involved, have loans with Pacific Century subsidiaries. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements. Such loans at December 31, 2000 and 1999 amounted to $22,648,000 and $22,429,000, respectively. During 2000, the activity in these loans included new borrowings of $1,548,000, repayments of

$3,954,000, and other changes of $2,625,000. Other changes relate to new and retiring directors or companies and trusts in which they are involved.

   Activity in the reserve for loan losses was as follows:

                                                   2000      1999      1998
                                                 --------  --------  --------
                                                 (in thousands of dollars)
   Balance at Beginning of Year................. $194,205  $211,276  $174,362
   Charge-Offs.................................. (110,781) (103,267)  (82,005)
   Recoveries...................................   21,405    29,440    16,336
                                                 --------  --------  --------
     Net Charge-Offs............................  (89,376)  (73,827)  (65,669)
                                                 --------  --------  --------
   Provision Charged to Operations..............  142,853    60,915    84,014
   Reserves Acquired............................      --        --     13,636
   Foreign Currency Valuation Adjustments and
    Other.......................................   (1,435)   (4,159)    4,933
                                                 --------  --------  --------
   Balance at End of Year....................... $246,247  $194,205  $211,276
                                                 ========  ========  ========

   The following table presents information on impaired loans as of December 31, 2000 and 1999:

                                                       2000          1999
                                                   ------------- ------------
                                                   (in thousands of dollars)
   Recorded Investment in Impaired Loans Not
    Requiring a Reserve for Loan Losses...........      $ 15,170      $29,160
   Recorded Investment in Impaired Loans
    Requiring a Reserve for Loan Losses...........       205,878       52,047
                                                   ------------- ------------
   Recorded Investment in Impaired Loans..........      $221,048      $81,207
                                                   ============= ============
   Reserve for Losses on Impaired Loans...........      $ 53,631      $14,054
   Average Recorded Investment in Impaired
    Loans During the Year.........................      $150,334      $64,021

Note D--Premises and Equipment

   The following is a summary of premises and equipment:

                                                         Accumulated
                                                       Depreciation and Net Book
                                                Cost     Amortization    Value
                                              -------- ---------------- --------
                                                  (in thousands of dollars)
   December 31, 2000
     Premises................................ $320,155    $(139,096)    $181,059
     Capital Leases..........................    4,464       (1,429)       3,035
     Equipment...............................  242,229     (171,702)      70,527
                                              --------    ---------     --------
                                              $566,848    $(312,227)    $254,621
                                              ========    =========     ========
   December 31, 1999
     Premises................................ $321,128    $(129,201)    $191,927
     Capital Leases..........................    4,464       (1,250)       3,214
     Equipment...............................  231,585     (154,998)      76,587
                                              --------    ---------     --------
                                              $557,177    $(285,449)    $271,728
                                              ========    =========     ========

   Depreciation and amortization (including capital lease amortization) included in non-interest expense were $45,562,000, $42,068,000 and $38,156,000 in 2000, 1999 and 1998, respectively.

   Pacific Century leases certain branch premises and data processing equipment. Most of the leases for premises provide for a base rent over a specified period with renewal options thereafter. Portions of certain properties are subleased for periods expiring in various years through 2010. Lease terms generally provide for the lessee to pay taxes, maintenance and other operating costs.

   Future minimum payments, by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more and capital leases consisted of the following at December 31, 2000:

                                                       Capital      Operating
                                                       Leases        Leases
                                                     ------------ -------------
                                                     (in thousands of dollars)
   2001............................................. $          7 $      12,888
   2002.............................................            7        10,706
   2003.............................................          605         9,917
   2004.............................................          605        11,517
   2005.............................................          605        10,756
   Thereafter.......................................       33,110        77,382
                                                     ------------ -------------
   Total Minimum Lease Payments..................... $     34,939 $     133,166
                                                                  =============
   Amounts Representing Interest....................       27,187
                                                     ------------
   Present Value of Net Minimum Lease Payments...... $      7,752
                                                     ============

   Minimum future rentals receivable under subleases for non-cancelable operating leases at December 31, 2000, amounted to $4,961,000.

   Rental expense for all operating leases for the years ended December 31, 2000, 1999 and 1998 is presented below:

                                                    2000      1999      1998
                                                  --------  --------  --------
                                                  (in thousands of dollars)
   Minimum Rentals............................... $ 22,934  $ 21,867  $ 22,269
   Sublease Rental Income........................   (1,490)   (1,331)   (1,244)
                                                  --------  --------  --------
                                                  $ 21,444  $ 20,536  $ 21,025
                                                  ========  ========  ========

Note E--Deposits

   Interest on deposit liabilities for the years ended December 31, 2000, 1999 and 1998 consisted of the following:

                                                      2000     1999     1998
                                                    -------- -------- --------
                                                    (in thousands of dollars)
   Domestic Interest-Bearing Demand Accounts....... $ 48,674 $ 48,512 $ 55,735
   Domestic Savings Accounts.......................   13,925   14,682   18,454
   Domestic Time Accounts..........................  154,066  123,325  145,431
   Foreign Deposits................................   69,370   74,665   87,080
                                                    -------- -------- --------
                                                    $286,035 $261,184 $306,700
                                                    ======== ======== ========

   Time deposits with balances of $100,000 or more totaled $2,225,372,000 at December 31, 2000. Of this amount, $50,206,000 consisted of deposits of public (governmental) entities, which require collaterization by acceptable securities. The majority of deposits in the foreign category were in denominations of $100,000 or more.

   Maturities of time deposits of $100,000 or more at December 31, 2000, are summarized as follows:

                                                        Domestic      Foreign
                                                      ------------- ------------
                                                      (in thousands of dollars)
   Under 3 Months.................................... $     452,692 $   836,980
   3 to 6 Months.....................................       243,941      13,569
   7 to 12 Months....................................       494,085      46,145
   Greater than 1 to 2 Years.........................        44,289      61,359
   Greater than 2 to 3 Years.........................         7,986       8,850
   Greater than 3 to 4 Years.........................         2,470       2,746
   Greater than 4 to 5 Years.........................         1,412       1,498
   Greater than 5 Years..............................         3,401       3,949
                                                      ------------- -----------
                                                         $1,250,276 $   975,096
                                                      ============= ===========

Note F--Short-Term Borrowings

   Details of short-term borrowings for 2000, 1999 and 1998 were as follows:

                                             Securities
                                             Sold Under                Other
                                   Funds     Agreements   Commercial Short-Term
                                 Purchased  to Repurchase   Paper    Borrowings
                                 ---------  ------------- ---------- ----------
                                           (in thousands of dollars)
2000
  Amounts Outstanding at
   December 31.................. $ 413,241   $1,655,173    $154,664   $ 56,817
  Average Amount Outstanding
   During Year..................   518,916    1,702,129     119,472    256,854
  Maximum Amount Outstanding at
   Any Month End................   742,085    1,806,197     175,142    432,016
  Weighted Average Interest Rate
   During Year/1/ ..............      6.29%        6.14%       5.81%      4.68%
  Weighted Average Interest Rate
   on Balance Outstanding at End
   of Year......................      5.77%        6.42%       6.04%      5.19%
1999
  Amounts Outstanding at
   December 31.................. $ 839,962   $1,490,655    $ 97,319   $361,643
  Average Amount Outstanding
   During Year..................   821,755    1,868,485     111,894    212,676
  Maximum Amount Outstanding at
   Any Month End................ 1,351,672    2,100,987     172,290    361,643
  Weighted Average Interest Rate
   During Year/1/ ..............      5.07%        4.93%       4.81%      3.31%
  Weighted Average Interest Rate
   on Balance Outstanding at End
   of Year......................      4.62%        5.37%       5.00%      5.46%
1998
  Amounts Outstanding at
   December 31.................. $ 942,062   $2,008,399    $127,311   $229,511
  Average Amount Outstanding
   During Year..................   506,978    2,267,823     108,778    189,258
  Maximum Amount Outstanding at
   Any Month End................   942,062    2,476,152     127,311    300,211
  Weighted Average Interest Rate
   During Year/1/ ..............      5.27%        5.36%       5.10%      4.66%
  Weighted Average Interest Rate
   on Balance Outstanding at End
   of Year......................      4.87%        4.97%       4.91%      4.44%

--------
/1/ Average rates for the year are computed by dividing actual interest expense on borrowings by average daily borrowings.

   Funds purchased generally mature on the day following the date of purchase.

   Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the Consolidated Statements of Financial Condition. The securities underlying the agreements to repurchase continue to be reflected as an asset of Pacific Century and are delivered to and held in collateral accounts with third party trustees. At December 31, 2000, the weighted average contractual maturity of these agreements was 106 days and consisted of transactions with public (governmental) entities, primarily the State of Hawaii ($1.1 billion) and local municipalities ($0.6 billion). A schedule of maturities of repurchase agreements follows:

                                                                    December 31
                                                                       2000
                                                                   -------------
                                                                   (in thousands
                                                                    of dollars)
   Overnight......................................................  $    1,201
   Less than 30 days..............................................     356,440
   30 to 90 days..................................................     646,469
   Over 90 days...................................................     651,063
                                                                    ----------
                                                                    $1,655,173
                                                                    ==========

   Commercial paper is issued by the parent corporation in various denominations generally maturing 90 days or less from date of issuance.

   At December 31, 2000, other short-term borrowings consisted of Federal Home Loan Bank advances and Treasury Tax and Loan balances. The Federal Home Loan Bank advance totaling $2.5 million bears interest at 6.40% and matures within 90 days. Treasury Tax and Loan balances represent tax payments collected on behalf of the U.S. government, which are callable at any time and bear market interest rates.

   A line of credit totaling $25,000,000 is maintained for working capital purposes. At December 31, 2000 there was no amount drawn on this line. Fees related to this line were $30,000 in 2000.

   Pacific Century, by agreement with its regulator, may not incur any additional debt without the prior approval of its regulator.

Note G--Long-Term Debt

   Amounts outstanding as of December 31, 2000 and 1999 were as follows:

                                                          2000         1999
                                                      ------------ ------------
                                                      (in thousands of dollars)
   8.25% Capital Securities.......................... $    100,000 $    100,000
   Privately Placed Notes............................       90,000       90,000
   Federal Home Loan Bank Advances...................      518,145      246,545
   Subordinated Notes................................      243,476      243,381
   Foreign Debt......................................       36,946       39,537
   Capitalized Lease Obligations.....................        7,820        7,301
   Other Long-Term Debt..............................          765          893
                                                      ------------ ------------
                                                          $997,152 $    727,657
                                                      ============ ============

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

   Privately placed notes issued by Pacific Century totaled $90 million at December 31, 2000. These notes carry seven year terms and bear floating interest rates, which are tied to the three-month LIBOR rate which was 6.40% at December 31, 2000.

   Federal Home Loan Bank (FHLB) advances bear interest at rates from 5.38% to 8.00% and mature from 2001 through 2005. At December 31, 2000, loans totaling $621,774,000 were pledged to secure these advances along with all FHLB stock.

   Total subordinated notes issued by Bank of Hawaii include $118,891,000 issued in 1993 and $124,585,000 issued in 1999 under the Bank's $1 billion note program that mature in 2003 and 2009, respectively. These notes bear a fixed interest rate of 6.875%. In 1999 Bank of Hawaii converted its existing revolving note program into a $1 billion revolving senior and subordinated note program. Under the terms of this program Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion.

   Foreign debt is comprised of a private placement borrowing denominated in European monetary unit (euro). This debt has a fixed interest rate of 3.28% and matures in 2001.

   Capitalized lease obligations are for certain condominium units in the Financial Plaza of the Pacific, the headquarters of Pacific Century and Bank of Hawaii. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $7,000 per year until 2002; $605,000 per year from 2003 to 2007 and $665,000 per year from 2008 to 2012 and are negotiable thereafter.

   Pacific Century, by agreement with its regulator, may not incur any additional debt without the prior approval of its regulator.

   Long-term debt maturities for the five years succeeding December 31, 2000, are $410,446,000 in 2001, $120,645,000 in 2002, $126,891,000 in 2003,
$96,000,000 in 2004 and $10,000,000 in 2005.

   Interest paid on long-term debt in 2000, 1999 and 1998 totaled $58,195,000, $41,200,000 and $43,820,000, respectively.

Note H--Shareholders' Equity

   Certain of Pacific Century's consolidated banking subsidiaries (including Bank of Hawaii, Pacific Century Bank, N.A., and First Savings) are subject to federal regulatory restrictions that limit cash dividends and loans to Pacific Century. As of December 31, 2000, approximately $607,568,000 of undistributed earnings of Pacific Century's consolidated subsidiaries would normally be available for distribution to Pacific Century without prior regulatory approval. However, Pacific Century has agreed to obtain prior approval from its regulator for dividend payments.

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

   As of December 31, 2000, Pacific Century, Bank of Hawaii, Pacific Century Bank, N.A. and First Savings were all well capitalized under the regulatory provisions for prompt and corrective action. There were no conditions or events since year-end that management believes have changed Pacific Century's or its subsidiaries' capital rating. The table below sets forth regulatory capital for Pacific Century and its depository subsidiaries at December 31, 2000 and 1999:

                            Well-Capitalized                  Bank of    Pacific Century  First
                             Minimum Ratio   Pacific Century   Hawaii      Bank, N.A.    Savings
                            ---------------- --------------- ----------  --------------- -------
                                                 (in thousands of dollars)
   At December 31, 2000
   Shareholders' Equity....                    $1,301,356    $1,100,243     $162,758     $46,653
   Tier 1 Capital..........                     1,239,552     1,044,150      149,276      46,653
   Total Capital...........                     1,541,225     1,331,073      162,455      47,942
   Tier 1 Capital Ratio....         6%              11.78%        11.17%       14.22%      46.18%
   Total Capital Ratio.....        10%              14.64%        14.23%       15.48%      47.46%
   Leverage Ratio..........         5%               9.10%         8.48%       12.54%      25.02%

   At December 31, 1999
   Shareholders' Equity....                    $1,212,330    $1,029,065     $156,167     $50,397
   Tier 1 Capital..........                     1,178,751     1,005,812      141,486      50,397
   Total Capital...........                     1,515,264     1,326,564      154,374      51,643
   Tier 1 Capital Ratio....         6%              10.28%         9.86%       13.79%      51.30%
   Total Capital Ratio.....        10%              13.22%        13.00%       15.04%      52.57%
   Leverage Ratio..........         5%               8.31%         7.81%       11.98%      27.17%

   The following is a breakdown of the components of accumulated other comprehensive income as of December 31, 2000, 1999 and 1998:

                                                    2000      1999      1998
                                                  --------  --------  --------
                                                  (in thousands of dollars)
   Foreign Currency Translation Adjustment....... $(26,684) $(22,411) $(23,565)
   Investment Securities Valuation...............    2,235   (43,065)    1,738
   Pension Liability Adjustment..................     (630)     (630)     (649)
                                                  --------  --------  --------
   Accumulated Other Comprehensive Income........ $(25,079) $(66,106) $(22,476)
                                                  ========  ========  ========

   The schedule below discloses for the years ended December 31, 2000, 1999 and 1998 the adjustment of gains and losses on available for sale investment securities that were included in net income and that have also been included in other comprehensive income as unrealized holding gains in the period in which they arose.

                                                    2000     1999       1998
                                                  -------- ---------  --------
                                                   (in thousands of dollars)
   Investment Securities Valuation Adjustment on
    Available for Sale Securities................ $ 44,279 $ (35,540) $    157
   Adjustment for Realized Amounts Included in
    Income.......................................    1,021    (9,263)   (2,889)
                                                  -------- ---------  --------
   Unrealized investment securities valuation
    adjustment included in other accumulated
    comprehensive income......................... $ 45,300 $ (44,803) $ (2,732)
                                                  ======== =========  ========

   The amount of income tax allocated to each component of comprehensive income for the years ended December 31, 2000, 1999 and 1998 is provided below:

                                                      2000      1999     1998
                                                    --------  --------  --------
                                                    (in thousands of dollars)
   Foreign Currency Translation Adjustment......... $ (2,301) $    621  $ 3,053
   Investment Securities...........................   30,200   (29,869)  (1,821)
   Pension Liability Adjustment....................      --         10     (350)

   In April 1998, Pacific Century changed its state of incorporation from Hawaii to Delaware. The Delaware Certificate of Incorporation authorizes 500,000,000 shares of Common Stock and reduces the par value to $.01 per share from $2.00 per share under the Hawaii Restated Articles of Incorporation.

Note I--International Operations

   The following table provides selected financial data for Pacific Century's international operations for the years ended December 31, 2000, 1999 and 1998:

                                                2000        1999        1998
                                             ----------  ----------  ----------
                                                (in thousands of dollars)
   International
     Average Assets......................... $2,891,364  $3,413,003  $3,426,614
     Average Loans..........................  1,467,923   1,702,188   1,752,657
     Average Deposits.......................  2,080,728   2,481,802   2,383,074
     Operating Revenue......................    236,720     252,060     287,872
     Income Before Taxes....................      7,302       6,486       1,193
     Net Income (Loss)......................       (181)     (1,374)       (804)

   Average assets include short-term interest-bearing deposits with foreign branches of U.S. banks and large international banks. On average, these deposits were $354,391,000, $577,257,000 and $494,325,000 during 2000, 1999 and 1998, respectively.

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

Note K--Profit Sharing, Retirement and Postretirement Benefit Plans

   A deferred-compensation profit sharing plan (Profit Sharing Plan) is provided for the benefit of all employees of Pacific Century and its subsidiaries who have met the Profit Sharing Plan's eligibility requirements. The Profit Sharing Plan provides for annual contributions based on a schedule of performance levels. The schedule establishes the percentage of adjusted net income to be contributed based on Pacific Century's adjusted return on equity. Participants in the Profit Sharing Plan receive up to 50% of their annual allocation in cash. The remaining amounts are deferred and may be invested in various options including mutual funds, a collective trust, and common shares of Pacific Century. In 1998, the portion of the Profit Sharing Plan consisting of the Pacific Century Stock Fund was converted to an employee stock ownership plan. Pacific Century's contributions to the Profit Sharing Plan totaled $4,569,000 in 2000, $6,849,000 in 1999, $8,472,000 in 1998. The Profit Sharing
Plan provides for a company match of $1.25 for each $1.00 in 401(k) contributions made by qualified employees up to a maximum of 2% of the employee's compensation. For 2000, 1999 and 1998, matching contributions under this plan totaled $3,169,000, $3,176,000 and $2,981,000, respectively.

   Pacific Century has a defined-contribution money purchase plan (Money Purchase Plan) under which it contributes 4% of an employee's compensation for employees meeting certain eligibility and vesting requirements. The Money Purchase Plan has a one year eligibility requirement and a five year vesting period. For 2000, 1999 and 1998, Pacific Century contributed $5,553,000, $5,898,000 and $5,192,000, respectively, to the Money Purchase Plan.

   Pacific Century also has an Excess Profit Sharing Plan and an Excess Money Purchase Plan, which cover certain employees for amounts exceeding the limits under those plans.

   Pacific Century froze its non-contributory, qualified defined-benefit retirement plan (Retirement Plan) and non-qualified excess retirement plan (Excess Plan) in 1995. The Retirement Plan and Excess Plan had covered certain employees meeting eligibility requirements. Since the Plans were frozen, no new participants have been added, but qualifying participants' benefits have been adjusted for changes in salaries through December 31, 2000.

   During 2000, annuities were purchased by the Plan to settle the obligations to almost 900 retirees in payout status. The purchase satisfied obligations of $35,070,000 and allowed for the recognition of a settlement gain of $11,900,000 during the year.

   Retirement Plan assets are managed by investment advisors in accordance with investment policies established by the plan trustees. Retirement Plan investments primarily consist of marketable securities including stocks, U.S. Government agency securities, a money market fund, mutual funds, and a collective investment fund. The assets of the Retirement Plan include securities of related parties (Pacific Capital Funds, a Pacific Century Trust collective investment fund, and a Pacific Century Trust money market fund). Pacific Century Trust is a division of Bank of Hawaii and either manages or advises the Pacific Capital Funds and Pacific Century Trust collective investment fund and money market fund. The fair value of securities of related parties as of December 31, 2000 was $10,269,000.

   The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of Pacific Century and participating subsidiaries. The unfunded Excess Plan recognizes the liability to participants for amounts exceeding the limits allowed under the Retirement Plan.

   Pacific Century's Postretirement Benefit Plans provide retirees with group life, dental and medical insurance coverage. The cost of providing postretirement benefits are "shared costs" where both the employer and former employees pay a portion of the premium. Most employees of Pacific Century and its subsidiaries who have met the eligibility requirements are covered by this plan. Beginning in 1993, Pacific Century began recognizing the transition obligation over 20 years. Pacific Century has no segregated assets to provide postretirement benefits.

   The following table sets forth the change in benefit obligation, change in fair value of plan assets, funded status, and net amount recognized in the Consolidated Statements of Financial Condition for the aggregated pension plans (Retirement Plan and Excess Plan) and Postretirement Benefit Plans for the years ended December 31, 2000 and 1999.

                                                             Postretirement
                                        Pension Benefits        Benefits
                                        ------------------  ------------------
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
                                             (in thousands of dollars)
   Change in Benefit Obligation
   Benefit Obligation at Beginning of
    Year..............................  $ 84,771  $ 91,262  $ 24,105  $ 29,090
   Service Cost.......................       --        --        932     1,059
   Interest Cost......................     5,142     6,305     1,716     1,709
   Obligation Settled.................   (35,070)      --        --        --
   Actuarial (Gain) Loss..............     3,969    (7,152)     (597)   (6,653)
   Employer Benefits Paid/1/ .........    (3,825)   (5,644)     (942)   (1,100)
                                        --------  --------  --------  --------
   Benefit Obligation at End of Year..  $ 54,987  $ 84,771  $ 25,214  $ 24,105
                                        ========  ========  ========  ========
   Change in Fair Value of Plan Assets
   Fair Value of Plan Assets at
    Beginning of Year.................  $ 96,849  $ 85,055  $    --   $    --
   Actual Return on Plan Assets.......     2,966    17,050       --        --
   Employer Contribution..............       481       388       942     1,100
   Employer Benefits Paid.............    (3,825)   (5,644)     (942)   (1,100)
   Annuity Purchased..................   (36,053)      --        --        --
                                        --------  --------  --------  --------
   Fair Value of Plan Assets at End of
    Year..............................  $ 60,418  $ 96,849  $    --   $    --
                                        ========  ========  ========  ========
   Funded Status......................  $  5,431  $ 12,078  $(25,214) $(24,105)
   Unrecognized Net Actuarial Gain....    (2,088)  (23,855)  (12,432)  (12,451)
   Unrecognized Transition
    Obligation........................       --        --      8,358     9,054
                                        --------  --------  --------  --------
   Net Amount Recognized; Accrued.....  $  3,343  $(11,777) $(29,288) $(27,502)
                                        ========  ========  ========  ========
   Amounts Recognized in the
    Consolidated Statements of
    Financial Condition Consist of:
     Prepaid Benefit Cost.............  $ 10,439  $    --   $    --   $    --
     Accrued Benefit Liability........    (8,066)  (12,747)  (29,288)  (27,502)
     Accumulated Other Comprehensive
      Income..........................       970       970       --        --
                                        --------  --------  --------  --------
   Net Amount Recognized; Accrued.....  $  3,343  $(11,777) $(29,288) $(27,502)
                                        ========  ========  ========  ========

--------
/1/ Participants' contributions relative to the Postretirement Benefits Plan are offset against employer benefits paid in the above table. For the years ended December 31, 2000 and 1999, participants' contributions for postretirement benefits totaled $896,000 and $817,000, respectively. There were no participants' contributions in the pension plans.

    For the unfunded Excess Plan, the projected benefit obligation and accumulated benefit obligation for the Excess Plan were both $8.1 million as of December 31, 2000 and $7.8 million and $7.7 million, respectively, as of December 31, 1999. The accrued benefit liability as of December 31, 2000 and 1999 was $7.8 million and $7.7 million, respectively.

   Components of net periodic benefit cost for the aggregated pension plans and the Postretirement Benefit Plans are presented in the following table for the years ended December 31, 2000, 1999 and 1998.

                                                          Postretirement
                               Pension Benefits              Benefits
                            -------------------------  ----------------------
                             2000     1999     1998     2000    1999    1998
                            -------  -------  -------  ------  ------  ------
                                     (in thousands of dollars)
   Components of Net
    Periodic Benefit Cost:
     Service Cost.......... $   --   $   --   $   --   $  932  $1,059  $1,292
     Interest Cost.........   5,142    6,305    6,146   1,716   1,709   1,999
     Expected Return on
      Plan Assets..........  (7,157)  (7,425)  (6,982)    --      --      --
     Amortization of
      Unrecognized Net
      Transition (Asset)
      Obligation...........     --      (315)    (318)    696     696     696
     Recognized Net
      Actuarial (Gain)
      Loss.................    (724)     125     (159)   (616)   (399)   (153)
                            -------  -------  -------  ------  ------  ------
     Net Periodic Benefit
      Cost................. $(2,739) $(1,310) $(1,313) $2,728  $3,065  $3,834
                            =======  =======  =======  ======  ======  ======

   Assumptions used for the aggregated pension plans and Postretirement Benefit Plans at December 31, 2000, 1999 and 1998 are as follows:

                                             Pension        Postretirement
                                             Benefits          Benefits
                                          ----------------  ----------------
                                          2000  1999  1998  2000  1999  1998
                                          ----  ----  ----  ----  ----  ----
   Weighted Average Assumptions as of
    December 31:
     Discount Rate....................... 7.50% 7.75% 7.00% 7.50% 7.75% 7.00%
     Expected Return on Plan Assets...... 9.00% 9.00% 9.00%  --    --    --
     Rate of Compensation Increase....... 5.00% 5.00% 5.00%  --    --    --

   The medical cost trend rate for employees under the age of 65 was revised at December 31, 1998 to 8.0% for 1999 and leveling thereafter to 6.0%. The medical cost trend rate for employees over the age of 65 and the dental cost trend rate were both revised at December 31, 1998 to a flat rate of 6.0% per year. A one percent change in this assumption (with all other assumptions remaining constant) would impact the service and interest cost components of the net periodic postretirement benefit cost and the postretirement benefit obligation for 2000 as follows:

                                                              One      One
                                                            Percent  Percent
                                                            Increase Decrease
                                                            -------- --------
                                                            (in thousands of
                                                                dollars)
   Effect on the total of service and interest cost
    components.............................................  $  259  $  (200)
   Effect on postretirement benefit obligation.............  $1,830  $(1,521)

Note L--Stock Option Plans

   The Pacific Century Stock Option Plans (the Plans) are administered by the Compensation Committee which is composed entirely of non-employee directors. The Plans provide participants with the option to purchase shares of common stock at a specified exercise price beginning one year after the date the option was granted and expiring ten years from the date of grant. The exercise price is the fair market value of the shares on the date the option was granted. The Plans also provide certain participants with stock options in tandem with stock appreciation rights (SAR). A SAR entitles an optionee, in lieu of exercising the stock option, to receive cash equal to the excess of the market value of the shares as of the exercise date over the option price. The Compensation Committee has limited the exercise of SARs to $1 million per year, allocated among the participants. The expense for the SARs recognized in the Consolidated Statements of Income was zero in 2000, $370,000 in 1999 and $614,000 in 1998.

   Pacific Century has a Director Stock Option Plan that grants restricted common shares to directors and requires directors to retain shares exercised throughout the service period as a director. The plan automatically grants annually an option for 1,000 shares to each Pacific Century director, who is also a director of Bank of Hawaii and an option for 500 shares to directors who are only directors of Pacific Century or Bank of Hawaii. The exercise price is based on the closing market price of the shares on the date that the option was granted. Each option expires on the tenth anniversary date of its grant and is generally not transferable. If an optionee ceases to serve as a director for any reason other than death, the option immediately terminates and any restricted shares that were previously acquired are subject to redemption at a price equal to the market value of the shares at the time of grant. As of December 31, 2000, 99,000 options were outstanding under this plan.

   The following information relates to options outstanding as of December 31, 2000:

                                          Options Outstanding                  Options Exercisable
                             --------------------------------------------- ----------------------------
                              Number of                   Weighted Average  Number of
                               Shares    Weighted Average    Remaining       Shares    Weighted Average
   Range of Exercise Price   Outstanding  Exercise Price  Contractual Life Exercisable  Exercise Price
   -----------------------   ----------- ---------------- ---------------- ----------- ----------------
   $10.87--$12.88..........     111,434       $12.86            46.8          111,434       $12.86
    13.56-- 15.54..........   4,129,925        13.81           102.0          986,025        14.58
    16.01-- 18.13..........   1,673,965        17.46            91.2        1,654,965        17.47
    18.25-- 20.56..........     621,048        18.58            61.2          600,548        18.53
    20.88-- 22.19..........     767,072        21.22            68.4          763,572        21.21
    23.94-- 26.06..........     677,706        25.83            75.6          677,706        25.83
                              ---------                                     ---------
   Total...................   7,981,150        16.66            91.2        4,794,250       $18.68
                              =========                                     =========

   The following table presents the activity of Stock Option Plans for the years ended December 31, 2000, 1999 and 1998:

                                     2000                1999                1998
                              ------------------- ------------------- -------------------
                                         Weighted            Weighted            Weighted
                                         Average             Average             Average
                               Shares     Price    Shares     Price    Shares     Price
                              ---------  -------- ---------  -------- ---------  --------
Outstanding at January 1....  5,079,388   $18.65  4,787,562   $17.99  4,097,050   $18.13
Granted.....................  3,487,650    13.65  1,014,000    18.69  1,117,000    17.43
Exercised/1/ ...............   (245,506)   12.81   (553,676)   12.44   (706,506)   13.99
Forfeited...................    (74,300)   18.28   (115,000)   18.79    (57,500)   24.24
Expired.....................   (266,082)   21.24    (53,498)   24.33     (9,944)   17.34
Exchanged in conjunction
 with purchase of CU
 Bancorp....................        --       --         --       --     347,462    11.06
                              ---------           ---------           ---------
Outstanding at December 31..  7,981,150   $16.66  5,079,388   $18.65  4,787,562   $17.99
                              =========           =========           =========
Options Exercisable at
 December 31................  4,794,250           4,105,388           3,712,062
Shares Available for Future
 Grants.....................  1,718,480             974,144           1,819,646

--------
/1/ The price per share of options exercised on an actual exercise price basis ranged between $10.87 and $26.06 for 2000, $7.24 and $21.13 for 1999, and
    $7.44 and $21.88 for 1998.

   The following table presents for the years ended December 31, 2000, 1999 and 1998 the pro forma disclosures of the impact that option grants would have had on net income and earnings per share had the grants been measured using the fair value of accounting prescribed by SFAS No. 123:

                                               2000        1999        1998
                                            ----------  ----------  ----------
                                            (in thousands of dollars except
                                               per share and option data)
   Pro Forma Data/1/
   Net Income.............................. $ 109,336   $ 130,749   $ 103,160
   Basic Earnings Per Share................ $    1.37   $    1.63   $    1.29
   Diluted Earnings Per Share.............. $    1.37   $    1.61   $    1.27
   Weighted Average Fair Value of Options
    Granted During the Year/1/ ............ $    3.76   $    5.37   $    3.80
   Assumptions
     Average Risk Free Interest Rate.......      5.81%       5.96%       5.08%
     Average Expected Volatility...........     29.36%      31.47%      24.52%
     Expected Dividend Yield...............      3.28%       3.18%       3.10%
     Expected Life                            6 years     5 years     5 years

--------
/1/ The Black-Scholes option pricing model was used to develop the fair values of the grants.

Note M--Other Operating Expense

   Other operating expense for the years ended December 31, 2000, 1999 and 1998 was as follows:

                                                       2000     1999     1998
                                                     -------- -------- --------
                                                     (in thousands of dollars)
   Legal and Other Professional Fees................ $ 25,405 $ 32,391 $ 35,772
   Stationery and Supplies..........................    8,112    9,807   11,062
   Amortization of Intangible Assets................   19,484   19,435   17,383
   Credit Card Processing...........................   17,597   17,217   14,824
   Other............................................   96,842  101,257   95,505
                                                     -------- -------- --------
     Total.......................................... $167,440 $180,107 $174,546
                                                     ======== ======== ========

Note N--Income Taxes

   The significant components of the provision for income taxes for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                    2000      1999      1998
                                                  --------  --------  --------
                                                  (in thousands of dollars)
   Current:
     Federal.....................................  $28,567  $ 72,234  $ 54,553
     State.......................................    8,378    11,970    11,193
     Foreign.....................................   21,160    19,124    18,021
                                                   -------  --------  --------
                                                   $58,105  $103,328  $ 83,767
                                                   -------  --------  --------
   Deferred:
     Federal.....................................  $ 9,084  $(14,508) $(25,376)
     State.......................................    2,481     2,817      (511)
     Foreign.....................................   (3,341)    1,092    (1,231)
                                                   -------  --------  --------
                                                   $ 8,224  $(10,599) $(27,118)
                                                   -------  --------  --------
   Provision for Income Taxes....................  $66,329  $ 92,729  $ 56,649
                                                   =======  ========  ========

   The current income tax provision includes taxes on gains and losses on the sale of securities of $(580,000), $5,776,000 and $1,415,000 for 2000, 1999 and
1998, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Pacific Century's deferred tax liabilities and assets as of December 31, 2000 and 1999 reclassified based on the tax returns as filed, are as follows:

                                                               2000      1999
                                                             --------  --------
                                                             (in thousands of
                                                                 dollars)
   Deferred Tax Liabilities:
     Lease Transactions..................................... $205,954  $169,774
     Deferred Investment Tax Credits........................    2,224     2,646
     Accelerated Depreciation...............................       54      (947)
     Core Deposit Intangible................................    4,881     5,946
                                                             --------  --------
       Total Deferred Tax Liabilities....................... $213,113  $177,419
                                                             --------  --------
   Deferred Tax Assets:
     Reserve for Loan Losses................................ $ 87,295  $ 60,446
     Accrued Pension Cost...................................   (3,931)    1,959
     Net Operating Loss Carry Forwards......................    4,393     1,052
     Securities Valuation Reserve...........................   (1,464)   28,105
     Postretirement Benefits................................   12,198    11,418
     Other, Net.............................................    9,944     8,405
     Foreign Tax Credit Carry Forwards......................    5,000       --
                                                             --------  --------
       Total Deferred Tax Assets............................ $113,435  $111,385
                                                             --------  --------
   Net Deferred Tax Liabilities............................. $ 99,678  $ 66,034
                                                             ========  ========

   For financial statement purposes, Pacific Century had deferred investment tax credits for property purchased for lease to customers of $2,224,000, $2,646,000 and $2,977,000 at December 31, 2000, 1999 and 1998, respectively.
In 2000, 1999 and 1998, investment tax credits included in the computation of the provision for income taxes were $422,000, $331,000 and $2,643,000, respectively. Pacific Century has foreign tax credit carry forwards of approximately $5,000,000 at December 31, 2000, which may be used to offset future federal income tax expense. The foreign tax credit carry forwards will expire at the end of 2005. Management expects to generate sufficient foreign source income to utilize the foreign tax credit carry forwards.

   The following analysis reconciles the Federal statutory income tax rate to the effective consolidated income tax rate for the years ended December 31, 2000, 1999 and 1998:

                                                             2000  1999  1998
                                                             ----  ----  ----
   Statutory Federal Income Tax Rate........................ 35.0% 35.0% 35.0%
   Increase (Decrease) in Tax Rate Resulting From:
     State Taxes, Net of Federal Income Tax and Foreign Tax
      Adjustments...........................................  3.9   4.4   4.2
     Tax-Exempt Interest Income............................. (0.3) (0.3) (0.3)
     Intangibles............................................  2.0   1.6   2.1
     Low Income Housing and Investment Tax Credits.......... (5.6) (4.7) (6.2)
     Other/1/ ..............................................  1.9   5.1  (0.2)
                                                             ----  ----  ----
   Effective Tax Rate....................................... 36.9% 41.1% 34.6%
                                                             ====  ====  ====

--------
/1/ For 1999, income taxes associated with the sale of a special purpose leasing subsidiary increased the effective tax rate by 3.5%.

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

Note O--Financial Instruments with Off-Balance Sheet Risk

   Pacific Century is a party to financial instruments with off-balance sheet risk in the normal course of its business to meet the financing needs of customers and to manage its own exposure to fluctuations in interest and foreign exchange rates. These financial instruments include commitments to extend credit, standby letters of credit, foreign exchange contracts, and interest rate options. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statements of condition. The contract or notional amounts of these instruments reflect the extent of involvement that Pacific Century has in each class of financial instrument. The FASB has categorized certain of these off-balance sheet financial instruments that include foreign currency contracts and interest rate swaps as derivative financial instruments. FASB has further categorized these derivative financial instruments into "held or issued for purposes other than trading" or "trading."

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

 Derivative Financial Instruments Held for Trading

   Foreign exchange contracts are contracts for delayed delivery of a foreign currency in which the seller agrees to make delivery at a specified future date at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in currency rates. Collateral is generally not required for these transactions. At December 31, 2000, the notional amount of foreign exchange contracts held for trading totaled $905.6 million, with a fair value of $11.0 million, compared to $686.7 million, with a fair value of $3.7 million at December 31, 1999. Pacific Century uses foreign exchange contracts to offset foreign currency positions taken on behalf of its customers and for its own account.

 Derivative Financial Instruments Held or Issued for Other Than Trading

   At December 31, 2000, the notional amount of foreign exchange contracts held for other than trading totaled $181.8 million with a fair value of $13.4 million, compared to $229.3 million at December 31, 1999 with a fair value of $(3.0) million. Pacific Century uses these foreign exchange contracts primarily for asset and liability management activities.

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

   From time to time Pacific Century utilizes interest-rate swaps in managing its exposure to interest-rate risk. These financial instruments require the exchange of fixed and floating rate interest payments based on the notional amount of the contract for a specified period. Pacific Century has used swap agreements to effectively convert portions of its floating rate loan portfolio to fixed rate. At December 31, 2000, no swaps were in effect.

   Pacific Century's credit risk exposure on interest-rate swaps is equal to the total market value of those instruments with gains. As of December 31, 2000 and 1999 Pacific Century had no credit risk exposure from swaps. At year-end 1998, the aggregate credit risk of swaps was $0.3 million and the net market value of all positions was $0.3 million. Net expense on interest rate swap agreements totaled $0.1 million and $1.5 million for 1999 and 1998, respectively.

   The table below summarizes by notional amounts the activity for each major category of interest-rate swaps in 2000. Pacific Century had no deferred gains or losses relating to terminated swap contracts in 2000 and 1999.

                                                                 Receive Fixed
                                                                 -------------
                                                                 (in thousands
                                                                  of dollars)
   Balance, December 31, 1997...................................   $ 492,549
     Additions..................................................         --
     Maturities/Amortizations...................................    (354,970)
                                                                   ---------
   Balance, December 31, 1998...................................   $ 137,579
     Additions..................................................         --
     Maturities/Amortizations...................................    (137,579)
                                                                   ---------
   Balance, December 31, 1999...................................   $     --
     Additions..................................................         --
     Maturities/Amortizations...................................         --
                                                                   ---------
   Balance, December 31, 2000...................................   $     --
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

   The following methods and assumptions were used by Pacific Century in estimating fair values of financial instruments:

     Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and short term investments approximate the fair value of these assets.

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

     Deposit Liabilities: Fair values of non-interest bearing and interest-bearing demand deposits and savings deposits are equal to the amount payable on demand (e.g., their carrying amounts) because these products have no stated maturity. Fair values of time deposits are estimated using discounted cash flow analyses. The discount rates used are based on rates currently offered for deposits with similar remaining maturities.

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

   The following table presents the fair values of Pacific Century's financial instruments at December 31, 2000 and 1999.

                                                             2000                      1999
                                                   ------------------------- -------------------------
                                                      Book or                   Book or
                                                   Notional Value Fair Value Notional Value Fair Value
                                                   -------------- ---------- -------------- ----------
                                                                (in thousands of dollars)
Financial Instruments--Assets
  Loans/1/ .......................................   $8,591,262   $8,968,128   $8,818,300   $8,970,900
  Investment Securities/2/ .......................    3,177,100    3,183,700    3,338,600    3,330,000
  Other Financial Assets/3/ ......................      327,100      327,100      339,600      339,600
Financial Instruments--Liabilities
  Deposits........................................    9,101,600    9,101,800    9,394,200    9,381,000
  Short-Term Borrowings/4/ .......................    2,279,900    2,279,900    2,789,600    2,789,600
  Long-Term Debt/5/ ..............................      997,200    1,048,000      720,400      696,700
Financial Instruments--Off-Balance Sheet
  Financial Instruments Whose Contract Amounts
   Represent Credit Risk:
    Commitments to Extend Credit..................    3,347,600        8,900    4,155,200       11,600
    Standby Letters of Credit.....................      290,700        1,500      513,400        2,900
    Commercial Letters of Credit..................      125,900          300      159,000          600
  Financial Instruments Whose Notional or Contract
   Amounts Exceed the Amount of Credit Risk:
    Foreign Exchange and Swap Contracts...........    1,087,400       24,400      916,000          700
    Interest Rate Swap Agreements.................          --           --           --           --

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

Note Q--Business Segments

   Pacific Century is a financial services organization that maintains a broad presence throughout the Pacific region. The financial performance of individual operating components are assessed by the chief operating decision maker of Pacific Century in accordance with geographic and functional area of operations. Geographically, Pacific Century has aligned its operations into four major segments: Hawaii, the Pacific, Asia, and the U.S. Mainland. In addition, the Treasury and Other Corporate segment includes corporate asset and liability management activities, the unallocated portion of various administrative costs, and reconciling differences between economic and financial statement results.

   Business segment results are determined based on Pacific Century's internal financial management reporting process and organization structure. The financial management reporting process uses various techniques to assign and transfer balance sheet and income statement amounts between business units. In measuring line of business financial performance, Pacific Century utilizes certain accounting practices that differ from accounting principles generally accepted in the United States. Accordingly, certain balances reflected in the line of business report differ from the corresponding amounts in the consolidated financial statements. Accounting practices and other key elements of Pacific Century's line of business financial management reporting process follows:

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

   Presented below is the financial results for each of Pacific Century's business segments for the years ended December 31, 2000, 1999, and 1998.

Business Segment Selected Financial Information

                                                                                      Treasury
                                                                            U.S.     and Other   Consolidated
                                       Hawaii     Pacific       Asia      Mainland   Corporate      Total
                                     ----------  ----------  ----------  ----------  ----------  ------------
                                                          (in thousands of dollars)
Year Ended December 31, 2000
Net Interest Income................  $  287,205  $  119,452  $   22,561  $  117,252  $    9,761  $   556,231
Economic Provision.................     (29,669)    (12,864)    (16,648)    (14,270)    (69,402)    (142,853)
                                     ----------  ----------  ----------  ----------  ----------  -----------
Risk-Adjusted Net Interest Income..     257,536     106,588       5,913     102,982     (59,641)     413,378
Non-Interest Income................     144,282      39,355      19,239      15,012      45,541      263,429
                                     ----------  ----------  ----------  ----------  ----------  -----------
Total Risk-Adjusted Revenue........     401,818     145,943      25,152     117,994     (14,100)     676,807
Non-Interest Expense...............     274,881      98,038      25,232      70,281      28,385      496,817
                                     ----------  ----------  ----------  ----------  ----------  -----------
Net Income Before Income Taxes.....     126,937      47,905         (80)     47,713     (42,485)     179,990
Income Taxes.......................     (55,376)    (20,930)        (24)    (10,304)     20,305      (66,329)
                                     ----------  ----------  ----------  ----------  ----------  -----------
Net Income.........................  $   71,561  $   26,975  $     (104) $   37,409  $  (22,180) $   113,661
                                     ==========  ==========  ==========  ==========  ==========  ===========
Actual Loan Loss Provision.........  $   90,407  $   25,529  $   13,503  $   13,414        $--   $   142,853
                                     ==========  ==========  ==========  ==========  ==========  ===========
Total Assets at December 31, 2000..  $5,254,122  $2,132,307  $1,118,014  $3,025,236  $2,484,137  $14,013,816
                                     ==========  ==========  ==========  ==========  ==========  ===========
Year Ended December 31, 1999
Net Interest Income................  $  288,412  $  121,780  $   23,836  $  105,805  $   34,910  $   574,743
Economic Provision/1/,/2/ .........     (33,053)    (14,105)    (19,500)    (10,908)     16,651      (60,915)
                                     ----------  ----------  ----------  ----------  ----------  -----------
Risk-Adjusted Net Interest Income..     255,359     107,675       4,336      94,897      51,561      513,828
Non-Interest Income................     135,383      40,485      17,929      30,301      41,483      265,581
                                     ----------  ----------  ----------  ----------  ----------  -----------
Total Risk-Adjusted Revenue........     390,742     148,160      22,265     125,198      93,044      779,409
Non-Interest Expense/3/ ...........     292,868     108,644      26,810      69,173      56,228      553,723
                                     ----------  ----------  ----------  ----------  ----------  -----------
Net Income Before Income Taxes.....      97,874      39,516      (4,545)     56,025      36,816      225,686
Income Taxes/4/,/5/ ...............     (42,978)    (17,022)      1,639     (18,412)    (15,956)     (92,729)
                                     ----------  ----------  ----------  ----------  ----------  -----------
Net Income.........................  $   54,896  $   22,494  $   (2,906) $   37,613  $   20,860  $   132,957
                                     ==========  ==========  ==========  ==========  ==========  ===========
Actual Loan Loss Provision.........     $18,328     $11,052     $34,507     $(2,972)       $--   $    60,915
                                     ==========  ==========  ==========  ==========  ==========  ===========
Total Assets at December 31, 1999..  $5,294,346  $2,466,435  $1,607,704  $2,688,031  $2,383,799  $14,440,315
                                     ==========  ==========  ==========  ==========  ==========  ===========
Year Ended December 31, 1998
Net Interest Income................  $  294,898  $  121,642  $   25,365  $  100,342  $   34,354  $   576,601
Economic Provision.................     (37,012)    (12,910)     (5,031)    (11,257)    (17,804)     (84,014)
                                     ----------  ----------  ----------  ----------  ----------  -----------
Risk-Adjusted Net Interest Income..     257,886     108,732      20,334      89,085      16,550      492,587
Non-Interest Income................     114,094      43,348      15,847      10,938      27,524      211,751
                                     ----------  ----------  ----------  ----------  ----------  -----------
Total Risk-Adjusted Revenue........     371,980     152,080      36,181     100,023      44,074      704,338
Non-Interest Expense...............     288,258     113,770      25,016      73,251      40,430      540,725
                                     ----------  ----------  ----------  ----------  ----------  -----------
Net Income Before Income Taxes.....      83,722      38,310      11,165      26,772       3,644      163,613
Income Taxes.......................     (35,083)    (15,314)     (4,156)         31      (2,127)     (56,649)
                                     ----------  ----------  ----------  ----------  ----------  -----------
Net Income.........................  $   48,639  $   22,996  $    7,009  $   26,803  $    1,517  $   106,964
                                     ==========  ==========  ==========  ==========  ==========  ===========
Actual Loan Loss Provision.........     $27,647     $17,100     $36,709      $2,568        $--   $    84,014
                                     ==========  ==========  ==========  ==========  ==========  ===========
Total Assets at December 31, 1998..  $5,272,787  $2,432,873  $1,613,369  $2,629,987  $3,067,547  $15,016,563
                                     ==========  ==========  ==========  ==========  ==========  ===========

--------
/1/ The economic provision for loan losses reflects the expected normalized loss determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio. The economic provision differs from the provision determined under generally accepted accounting principles. The difference between the sum of the economic provision for business segments and the provision in the consolidated financial statements is included in Treasury and Other Corporate.
/2/ The economic provision for Asia in 1999 reflects adjustments for normalized loss factors resulting from the company's assessment of reform measures initiated to deal with the financial turmoil in the region.
/3/ Non-interest expense for the Treasury and Other Corporate segment in 1999 included a restructuring charge of $22.5 million.
/4/ Tax benefits are allocated to the business segment to which they relate.
    In 2000 and 1999, income taxes for the U.S. Mainland segment included $13.7 million and $14.0 million, respectively, in tax benefits from low income housing tax credits and investment tax credits.
/5/ Income taxes in 1999 included $12.7 million relative to the sale of a special purpose leasing subsidiary, which generated $14.0 million in gains.

   The Hawaii segment includes both retail and commercial operating units. Retail operating units sell and service a broad line of consumer financial products. These units include consumer deposits, consumer lending, residential real estate lending, auto financing, credit cards, insurance, and private and institutional services (trust, mutual funds, and stock brokerage). With respect to the commercial component, operating units in Hawaii include small business, corporate banking, commercial products, commercial real estate, and commercial property and casualty insurance.

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

   Pacific Century's presence in the South Pacific includes branches of Bank of Hawaii and various subsidiary and affiliate banks. The Bank of Hawaii branches in this region are in Fiji and American Samoa. Pacific Century's subsidiary banks in the South Pacific are located in French Polynesia, New Caledonia, Papua New Guinea, and Vanuatu. Additionally, Pacific Century maintains an investment in an affiliate bank located in the Solomon Islands.

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

   In the U.S. Mainland segment, consumer and business financial products and services are provided through Pacific Century Bank, N.A. (PCB) which has branches in Southern California and Arizona. PCB's emphasis is to develop a niche in the small and middle business markets and expand relationships with customers who have an interest in the Asia-Pacific region.

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

Note R--Parent Company Financial Statements

   Condensed financial statements of Pacific Century Financial Corporation (Parent only) follow:

 Condensed Statements of Income

                                                     Year Ended December 31
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  -------- --------
                                                   (in thousands of dollars)
   Dividends From
     Bank Subsidiaries...........................  $ 83,945  $ 80,545 $ 85,600
     Other Subsidiaries..........................     7,176     1,500      --
   Interest Income
     From Subsidiaries...........................    11,794     9,130   10,120
     From Others.................................       --         35       83
   Other Income..................................       776     4,695    1,758
   Securities Gains (Losses).....................      (509)    7,009     (316)
                                                   --------  -------- --------
       Total Income..............................   103,182   102,914   97,245
   Interest Expense..............................    21,506    18,845   22,244
   Other Expense.................................     9,107    10,780   10,341
                                                   --------  -------- --------
       Total Expense.............................    30,612    29,625   32,585
                                                   --------  -------- --------
   Income Before Income Taxes and Equity in
    Undistributed Income of Subsidiaries.........    72,570    73,289   64,660
   Income Tax Benefits...........................     5,032     1,192    6,070
                                                   --------  -------- --------
   Income Before Equity in Undistributed Income
    of Subsidiaries..............................    77,602    74,481   70,730
   Equity in Undistributed Income of Subsidiaries
     Bank Subsidiaries...........................    40,038    53,460   30,854
     Other Subsidiaries..........................    (3,979)    5,016    5,380
                                                   --------  -------- --------
                                                     36,059    58,476   36,234
                                                   --------  -------- --------
   Net Income....................................  $113,661  $132,957 $106,964
                                                   ========  ======== ========

 Condensed Statements of Condition

                                                               December 31
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
                                                            (in thousands of
                                                                dollars)
   Assets
     Cash in Bank of Hawaii.............................. $      280 $      264
     Investment Securities Available for Sale............         31        220
     Equity in Net Assets of Bank Subsidiaries...........  1,262,946  1,182,187
     Equity in Net Assets of Other Subsidiaries..........     54,843     58,534
     Interest-Bearing Deposits from Bank.................    234,100    158,100
     Advances to Other Subsidiaries......................        --         266
     Trading Securities..................................      3,845      3,406
     Other Assets........................................    106,006    120,879
                                                          ---------- ----------
       Total Assets...................................... $1,662,051 $1,523,856
                                                          ========== ==========
   Liabilities and Shareholders' Equity
     Commercial Paper and Short-Term Borrowings.......... $  154,664 $   97,319
     Long-Term Debt......................................    193,093    193,093
     Other Liabilities...................................     12,938     21,114
     Shareholders' Equity................................  1,301,356  1,212,330
                                                          ---------- ----------
       Total Liabilities and Shareholders' Equity........ $1,662,051 $1,523,856
                                                          ========== ==========

 Condensed Statements of Cash Flows

                                                    Year Ended December 31
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                  (in thousands of dollars)
Operating Activities
  Net Income..................................... $113,661  $132,957  $106,964
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Amortization Expense.........................    7,960     7,890     7,961
    Realized Investment Securities (Gains)
     Losses......................................      116    (6,635)      (44)
    Undistributed Income from Subsidiaries.......  (36,059)  (56,226)  (36,234)
    Net Decrease (Increase) in Trading
     Securities..................................     (439)   (1,097)       43
    Other Assets and Liabilities, Net............   (1,276)      362    14,208
                                                  --------  --------  --------
      Net Cash Provided by Operating Activities..   83,963    77,251    92,898
Investing Activities
  Investment Securities Transactions, Net........      104     6,721       330
  Interest-Bearing Deposits, Net.................  (76,000)   17,100    (3,203)
  Loan Transactions, Net.........................      --        782        21
  Capital Contributions to Subsidiaries, Net.....      --     (9,015)  (11,100)
  Advances Made to Subsidiaries, Net.............      266      (266)      --
                                                  --------  --------  --------
      Net Cash Provided (Used) by Investing
       Activities................................  (75,630)   15,322   (13,952)
Financing Activities
  Net Proceeds (Payments) from Borrowings........   57,345   (29,992)  (37,905)
  Proceeds from Sale of Stock....................    7,801    13,898    19,223
  Stock Repurchased..............................  (16,992)  (21,849)   (7,314)
  Cash Dividends Paid............................  (56,471)  (54,640)  (52,776)
                                                  --------  --------  --------
      Net Cash Used by Financing Activities......   (8,317)  (92,583)  (78,772)
                                                  --------  --------  --------
Increase (Decrease) in Cash......................       16       (10)      174
Cash at Beginning of Year........................      264       274       100
                                                  --------  --------  --------
Cash at End of Year.............................. $    280  $    264  $    274
                                                  ========  ========  ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   PART III

   The following information required by the Instructions to Form 10-K is incorporated herein by reference (except as otherwise indicated below) from various pages of the Pacific Century Financial Corporation Proxy Statement for the annual meeting of shareholders to be held on April 27, 2001, as summarized below:

Item 10. Directors and Executive Officers of the Registrant

   Board of Directors on pages 5-7. Section 16 (a) Beneficial Ownership Reporting Compliance on page 23.

   For information relative to executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

Item 11. Executive Compensation

   Executive Compensation on pages 13-21.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Beneficial Ownership on pages 8.

Item 13. Certain Relationships and Related Transactions

   Certain Transactions with Management and Others on page 23.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Financial Statements and Schedules

   The following consolidated financial statements of Pacific Century Financial Corporation and subsidiaries are included in Item 8 of this report:

     Consolidated Statements of Condition--December 31, 2000 and 1999

     Consolidated Statements of Income--Years ended December 31, 2000, 1999, and 1998

     Consolidated Statements of Shareholders' Equity--Years ended December 31,
     2000, 1999, and 1998

     Consolidated Statements of Cash Flows--Years ended December 31, 2000,
     1999, and 1998

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

  10.4   Bancorp Hawaii, Inc., Sustained Profit Growth Plan Effective January
         1, 1994 (incorporated herein by reference to Exhibit C of Bancorp
         Hawaii, Inc. 1994 Proxy Statement dated March 10, 1994)*

  10.5   Pacific Century Financial Corporation Stock Option Plan of 1988
         (incorporated herein by reference to Exhibit 4(a) of Registration No.
         33-23495)*

  10.6   Pacific Century Financial Corporation Stock Option Plan of 1988
         Amendment 99-1 (incorporated herein by reference to Exhibit 10.11 of Form 10K for the fiscal year ended December 31, 1998)*

  10.7   Pacific Century Financial Corporation Stock Option Plan of 1994
         (incorporated herein by reference to Exhibit 4(a) of Registration No.
         33-54777)*

  10.8   Pacific Century Financial Corporation Stock Option Plan of 1994
         Amendment 97-1 (incorporated herein by reference to Exhibit 10.13 of Form 10K for the fiscal year ended December 31, 1998)*

  10.9   Pacific Century Financial Corporation Stock Option Plan of 1994
         Amendment 97-2 (incorporated herein by reference to Appendix A of Pacific Century Financial Corporation 1998 Proxy Statement dated March
         10, 1998)*

 10.10   Pacific Century Financial Corporation Stock Option Plan of 1994
         Amendment 99-1*

 10.11   Pacific Century Financial Corporation Stock Option Plan of 1994
         Amendment 99-2 (incorporated herein by reference to Exhibit 10.15 of Form 10K for the fiscal year ended December 31, 1998)*

 10.12   Pacific Century Financial Corporation Stock Option Plan of 1994
         Amendment 2000-1*

 10.13   Pacific Century Financial Corporation Stock Option Plan of 1994
         Amendment 2000-2*

 10.14   Pacific Century Financial Corporation Stock Option Plan of 1994
         Amendment 2000-3*

 10.15   Bancorp Hawaii, Inc. Key Executive Severance Plan dated April 27, 1983
         (incorporated herein by reference to Exhibit 10.4 of Form 10K for the fiscal year ended December 31, 1995)*

 10.16   Executive Severance Agreement (incorporated herein by reference to
         Exhibit 19(e) of Form 10K for fiscal year ended December 31, 1989) for
         L. M. Johnson *

 10.17   Amended Key Executive Change-in-Control Severance Agreement
         (incorporated herein by reference to Exhibit 10(e) of Form 10K for the fiscal year ended December 31, 1994--October 3, 1994 for R. J. Dahl)*

 Exhibit
 Number
 -------
 10.18   Key Executive Change-in-Control Severance Agreement (incorporated herein by reference to Exhibit 10(f) of Form 10K for the fiscal year ended December 31, 1994--October 3, 1994 for A. T. Kuioka)*

 10.19 Key Executive Change-in-Control Severance Agreement (incorporated herein by reference to Exhibit 10(g) of Form 10K for the fiscal year ended December 31, 1994--January 28, 2000 for D. A. Houle)*

 10.20   Key Executive Change-in-Control Severance Agreement dated December 12,
         1997 for M. P. Carryer*

 10.21   Key Executive Change-in-Control Severance Agreement dated January 28,
         2000 for K. K. Y. Pan*

 10.22   Key Executive Change-in-Control Severance Agreement dated April 3,
         2000 for A. R. Landon*

 10.23   Key Executive Change-in-Control Severance Agreement dated January 26,
         2001 for W. C. Nelson*

 10.24   Pacific Century Financial Corporation Directors' Deferred Compensation
         Plan (Restatement Effective 1/1/96) with Amendment No. 96-1; Trust
         Agreement (Effective 9/1/96) (incorporated by reference herein to Exhibit (4) of Registration No. 333-14929).

 10.25   Pacific Century Financial Corporation Directors Stock Compensation
         Program (incorporated herein by reference herein to Exhibit (4) of Registration No. 333-02835).

 10.26   Pacific Century Financial Corporation Directors Stock Compensation
         Program Amendment 97-1

 10.27   Separation Agreement between Lawrence M. Johnson, former Chairman and
         CEO, and Pacific Century Financial Corporation dated September 22,
         2000.*

 10.28   Employment Agreement dated November 3, 2000 between Michael E.
         O'Neill, Chairman and CEO, and Pacific Century Financial Corporation.*

 12.1    Statement Regarding Computation of Ratios

 19.1    Report to Shareholders for Quarter ended September 30, 2000

 21.1    Subsidiaries of the Registrant

 23.1    Consent of Independent Auditors

--------
* Management contract or compensatory plan or arrangement

(b) Registrant filed four Form 8-Ks during the quarter ended December 31, 2000.

  . A Form 8-K was filed on October 20, 2000 announcing Pacific Century Financial Corporation earnings for the third quarter of 2000.

  . A Form 8-K was filed on November 6, 2000 announcing Michael E. O'Neill as Chairman and CEO of Pacific Century Financial Corporation and Bank of Hawaii.

  . A Form 8-K was filed on December 1, 2000 announcing the engagement of Credit Suisse First Boston to explore the possible sale of Pacific Century Bank, N.A.'s nine branches in Arizona.

  . A Form 8-K was filed on December 21, 2000 announcing the signing of a definitive agreement with American Express Company for American Express Centurion Bank to acquire the credit card portfolio of Bank of Hawaii.

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

                            STATISTICAL DISCLOSURES
                            CONTENTS AND REFERENCE

   The following statistical disclosures required by the Instructions to Form 10-K are summarized below:

Item I. Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential

        Interest Differential--Table 24 included in Item 7 of this report.

        Consolidated Average Balances, Income and Expense Summary, and Yields and Rates--Taxable Equivalent--Table 4 included in Item 7 of this report.

        Average Loans--Table 21 included in Item 7 of this report.

        Average Deposits--Table 23 included in Item 7 of this report.

Item II. Investment Portfolio

        Note B to the Consolidated Financial Statements included in Item 8 of this report.

        Maturity Distribution, Market Value and Weighted-Average Yield to Maturity of Securities--Table 19 included in Item 7 of this report.

Item III. Loan Portfolio

        Loan Portfolio Balances--Table 7 included in Item 7 of this report.

        Maturities and Sensitivities of Loans to Changes in Interest Rates-- Table 22 included in Item 7 of this report.

        Non-Performing Assets and Accruing Loans Past Due 90 Days or More-- Table 11 included in Item 7 of this report.

        Foregone Interest on Non-Accruals--Table 12 included in Item 7 of this report.

        Geographic Distribution of Cross-Border International Assets--Table 10 included in Item 7 of this report.

Item IV. Summary of Loan Loss Experience

        Reserve for Loan Losses--Table 13 included in Item 7 of this report.

        Allocation of Reserve for Loan Loss--Table 14 included in Item 7 of this report.

        Narrative discussion of "Reserve for Loss Losses" included in Item 7 of this report.

Item V.  Deposits

        Consolidated Average Balances, Income and Expense and Yields and Rates--Taxable Equivalent--Table 4 included in Item 7 of this report.

        Note E to the Consolidated Financial Statements included in Item 8 of this report.

Item VI. Return on Equity and Assets

                                                            2000   1999   1998
                                                            -----  -----  -----
      Return on Average Assets.............................  0.81%  0.91%  0.72%
      Return on Average Equity.............................  9.21% 10.99%  9.22%
      Dividend Payout Ratio................................ 49.68% 41.46% 49.81%
      Average Equity to Average Assets Ratio...............  8.78%  8.30%  7.81%

Item VII. Short-Term Borrowings

        Note F to the Consolidated Financial Statements included in Item 8 of this report.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 6, 2001                       Pacific Century Financial
                                          Corporation

                                                 /s/ Michael E. O'Neill
                                          By: _________________________________
                                                   Michael E. O'Neill,
                                                Chairman of the Board and
                                                 Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date: March 6, 2001

       /s/ Michael E. O'Neill                     /s/ Donald M. Takaki
-------------------------------------     -------------------------------------
         Michael E. O'Neill,                        Donald M. Takaki,
              Director                                  Director

        /s/ Peter D. Baldwin                       /s/ Martin A. Stein
-------------------------------------     -------------------------------------
          Peter D. Baldwin,                         Martin A. Stein,
              Director                                  Director

      /s/ Mary G. F. Bitterman                     /s/ Fred E. Trotter
-------------------------------------     -------------------------------------
        Mary G. F. Bitterman,                       Fred E. Trotter,
              Director                                  Director

         /s/ Richard J. Dahl                    /s/ Stanley S. Takahashi
-------------------------------------     -------------------------------------
          Richard J. Dahl,                        Stanley S. Takahashi,
              Director                                  Director

         /s/ David A. Heenan                       /s/ Robert A. Huret
-------------------------------------     -------------------------------------
          David A. Heenan,                          Robert A. Huret,
              Director                                  Director

         /s/ Allan R. Landon                      /s/ Leslie F. Paskett
-------------------------------------     -------------------------------------
          Allan R. Landon,                         Leslie F. Paskett,
       Chief Financial Officer                  Chief Accounting Officer