Form 10-Q
period 2001-03-31
PACIFIC CENTURY FINANCIAL CORP
filed 2001-05-15
CIK 46195

                           U N I T E D   S T A T E S

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001
                                                         --------------
                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

                         Commission File Number 1-6887


                     PACIFIC CENTURY FINANCIAL CORPORATION
                     -------------------------------------
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

                                (808) 537-8430
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

Common Stock, $.01 Par Value; outstanding at April 30, 2001 - 79,936,486 shares
-------------------------------------------------------------------------------

Index

           Pacific Century Financial Corporation and Subsidiaries


Part I. -  Financial Information

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets - March 31, 2001, December 31, 2000,
             and March 31, 2000
           Consolidated Statements of Income - Three months ended March 31,
             2001 and March 31, 2000
           Consolidated Statements of Cash Flows - Three months ended March 31,
             2001 and March 31, 2000
           Consolidated Statements of Shareholders' Equity - Three months ended
             March 31, 2001 and March 31, 2000
           Notes to condensed Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Item 3.    Quantitative and Qualitative Disclosure of Market Risk


Part II. - Other Information

Item 1.    Exhibits and Reports on Form 8-K

Item 4.    Submission of Matters to a Vote of Shareholders

Signatures

Consolidated Statements of Condition (Unaudited) Financial Pacific Century Financial Corporation and subsidiaries
-----------------------------------------------------------------------------------------------------------------
                                                                        March 31      December 31        March 31
(in thousands of dollars)                                                   2001             2000            2000
-----------------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                               $411,070         $188,649        $225,314
Investment Securities - Held to Maturity
  (Market Value of $665,722;  $676,621 and $721,620 respectively)        656,174          670,038         732,344
Investment Securities - Available for Sale                             2,390,518        2,507,076       2,537,617
Securities Purchased Under Agreements to Resell                              377            3,969             902
Funds Sold                                                                84,732          134,644          42,208
Loans Held for Sale                                                      308,605          179,229         115,160
Loans                                                                  8,683,416        9,489,061       9,664,473
  Unearned Income                                                       (258,445)        (253,903)       (237,764)
  Allowance for Loan Losses                                             (199,800)        (246,247)       (195,409)
-----------------------------------------------------------------------------------------------------------------
  Net Loans                                                            8,533,776        9,168,140       9,346,460
-----------------------------------------------------------------------------------------------------------------
  Total Earning Assets                                                12,076,647       12,672,516      12,884,845
Cash and Non-Interest Bearing Deposits                                   559,227          523,969         491,218
Premises and Equipment                                                   251,746          254,621         267,497
Customers' Acceptance Liability                                            7,225           14,690           8,262
Accrued Interest Receivable                                               67,875           68,585          74,597
Other Real Estate                                                         11,336            4,526           4,633
Intangibles, including Goodwill                                          186,313          192,264         202,832
Other Assets                                                             550,306          282,645         316,502
-----------------------------------------------------------------------------------------------------------------
  Total Assets                                                       $13,710,675      $14,013,816     $14,250,386
=================================================================================================================
Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                       $1,685,149       $1,707,724      $1,708,635
         - Interest Bearing                                            2,042,129        2,008,730       2,110,998
  Savings                                                                665,643          665,239         693,077
  Time                                                                 2,948,232        2,836,083       2,759,319
Foreign Deposits
  Demand - Non-Interest Bearing                                          337,854          385,366         380,179
  Time Due to Banks                                                      390,395          535,126         398,176
  Other Savings and Time                                                 746,121          942,313       1,092,679
-----------------------------------------------------------------------------------------------------------------
  Total Deposits                                                       8,815,523        9,080,581       9,143,063
Securities Sold Under Agreements to Repurchase                         1,703,982        1,655,173       1,806,197
Funds Purchased                                                          297,613          413,241         511,440
Short-Term Borrowings                                                    278,786          211,481         424,720
Bank's Acceptances Outstanding                                             7,225           14,690           8,262
Accrued Retirement Expense                                                34,820           37,868          40,851
Accrued Interest Payable                                                  64,113           72,460          66,456
Accrued Taxes Payable                                                    164,893          130,766         103,826
Minority Interest                                                          4,295            4,536           4,269
Other Liabilities                                                         84,750           94,512         109,669
Long-Term Debt                                                           882,733          997,152         805,726
-----------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                   12,338,733       12,712,460      13,024,479
Shareholders' Equity
Common Stock ($.01 par value), authorized 500,000,000 shares;
  issued / outstanding;  March 2001 - 80,558,704 / 79,863,450;
  December 2000 - 80,558,811 / 79,612,178;  March 2000 -                     806              806             806
  80,551,253 / 79,661,479;
Capital Surplus                                                          346,411          346,045         345,863
Accumulated Other Comprehensive Income                                    21,835          (25,079)        (72,307)
Retained Earnings                                                      1,015,867          996,791         967,308
Treasury Stock, at Cost - (March 2001 - 695,254; December 2000 -
946,633; and March 2000 - 889,774)                                       (12,977)         (17,207)        (15,763)
-----------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                           1,371,942        1,301,356       1,225,907
-----------------------------------------------------------------------------------------------------------------
  Total Liabilities and Shareholders' Equity                         $13,710,675      $14,013,816     $14,250,386
=================================================================================================================


  Consolidated Statements of Income (Unaudited)               Pacific Century Financial Corporation and subsidiaries
  -------------------------------------------------------------------------------------------------------------------
                                                                                            3 Months        3 Months
                                                                                               Ended           Ended
                                                                                              Mar 31          Mar 31
  (in thousands of dollars except per share amounts)                                            2001            2000
  -------------------------------------------------------------------------------------------------------------------
  Interest Income
    Interest on Loans                                                                       $180,173        $180,402
    Loan Fees                                                                                 10,903           8,246
    Income on Lease Financing                                                                  6,857           7,979
    Interest and Dividends on Investment Securities
      Taxable                                                                                 11,636          14,236
      Non-taxable                                                                                140             279
    Income on Investment Securities Available for Sale                                        39,301          41,033
    Interest on Deposits                                                                       5,214           3,764
    Interest on Security Resale Agreements                                                        38              10
    Interest on Funds Sold                                                                     1,059             473
  -------------------------------------------------------------------------------------------------------------------
      Total Interest Income                                                                  255,321         256,422
  Interest Expense
    Interest on Deposits                                                                      72,019          68,214
    Interest on Security Repurchase Agreements                                                24,630          22,953
    Interest on Funds Purchased                                                                6,123           8,527
    Interest on Short-Term Borrowings                                                          3,230           4,532
    Interest on Long-Term Debt                                                                15,314          12,688
  -------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                                                 121,316         116,914
  -------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                                        134,005         139,508
  Provision for Loan Losses                                                                   52,466          13,522
  -------------------------------------------------------------------------------------------------------------------
  Net Interest Income After Provision for Loan Losses                                         81,539         125,986
  Non-Interest Income
    Trust and Asset Management Income                                                         15,795          16,887
    Service Charges on Deposit Accounts                                                        9,940           9,557
    Fees, Exchange, and Other Service Charges                                                 20,782          21,626
    Other Operating Income                                                                    13,410          15,575
    Gain on Sale of Credit Card Portfolio                                                     75,414             --
    Investment Securities Gains                                                               20,203             282
  -------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                                              155,544          63,927
  Non-Interest Expense
    Salaries                                                                                  47,883          47,547
    Pensions and Other Employee Benefits                                                      14,353          14,630
    Net Occupancy Expense                                                                     12,124          11,816
    Net Equipment Expense                                                                     13,379          12,067
    Other Operating Expense                                                                   39,131          35,211
    Goodwill Amortization                                                                      4,836           4,742
    Restructuring and Other Related Costs                                                     44,438             --
    Minority Interest                                                                             79              69
  -------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Expense                                                             176,223         126,082
  -------------------------------------------------------------------------------------------------------------------
  Income Before Income Taxes                                                                  60,860          63,831
  Provision for Income Taxes                                                                  27,183          24,066
  -------------------------------------------------------------------------------------------------------------------
  Net Income                                                                                 $33,677         $39,765
  ===================================================================================================================
  Basic Earnings Per Share                                                                     $0.42           $0.50
  Diluted Earnings Per Share                                                                   $0.42           $0.50
  Dividends Declared Per Share                                                                 $0.18           $0.17
  Basic Weighted Average Shares                                                           79,720,284      79,821,365
  Diluted Weighted Average Shares                                                         81,124,713      80,017,761
  ===================================================================================================================


Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)
=========================================================================================================================
                                                                                                              Accumulated
                                                                                                                    Other
                                                                               Common          Capital      Comprehensive
(in thousands of dollars)                                      Total            Stock          Surplus             Income
=========================================================================================================================
Balance at December 31, 2000                              $1,301,356             $806         $346,045         ($25,079)
Comprehensive Income
     Net Income                                               33,677             --               --               --
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment                     19,510             --               --             19,510
         Foreign Currency Translation Adjustment              26,710             --               --             26,710
         Pension Liability Adjustments                          (159)            --               --               (159)
         Stock Compensation                                      853             --               --                853
     Total Comprehensive Income                              $79,738

Common Stock Issued
         18,317 Profit Sharing Plan                              370             --                 92             --
        184,092 Stock Option Plan                              3,000             --                114             --
         34,904 Dividend Reinvestment Plan                       700             --                163             --
            893 Directors' Restricted Shares and
                     Deferred Compensation Plan                  288             --                 (3)            --
Treasury Stock Purchased                                        --               --               --               --
Cash Dividends Paid                                          (14,363)            --               --               --
-------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                                 $1,371,942             $806         $346,411          $21,835
=========================================================================================================================
Balance at December 31, 1999                              $1,212,330             $806         $345,851         ($66,106)
Comprehensive Income
     Net Income                                               39,765             --               --               --
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment                     (7,630)            --               --             (7,630)
         Foreign Currency Translation Adjustment               1,429             --               --              1,429
         Pension Liability Adjustments                          --               --               --               --

     Total Comprehensive Income                              $33,564

Common Stock Issued
         22,377 Profit Sharing Plan                              361             --               --               --
         33,932 Stock Option Plan                                398             --                  3             --
         78,723 Dividend Reinvestment Plan                     1,123             --               --               --
            525 Directors' Restricted Shares and
                     Deferred Compensation Plan                    9             --                  9             --
Treasury Stock Purchased                                      (8,337)            --               --               --
Cash Dividends Paid                                          (13,541)            --               --               --
-------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                                 $1,225,907             $806         $345,863         ($72,307)
=========================================================================================================================

===============================================================================================
                                                      Retained       Treasury     Comprehensive
                                                      Earnings          Stock            Income
===============================================================================================
Balance at December 31, 2000                          $996,791       ($17,207)
Comprehensive Income
     Net Income                                         33,677           --            $33,677
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment                 --             --             19,510
         Foreign Currency Translation Adjustment          --             --             26,710
         Pension Liability Adjustments                    --             --               (159)
         Stock Compensation                               --             --                853
                                                                                      ---------
     Total Comprehensive Income                                                        $79,738
                                                                                      =========
Common Stock Issued
         18,317 Profit Sharing Plan                       --              278
        184,092 Stock Option Plan                         (238)         3,124
         34,904 Dividend Reinvestment Plan                --              537
            893 Directors' Restricted Shares and
                     Deferred Compensation Plan           --              291
Treasury Stock Purchased                                  --             --
Cash Dividends Paid                                    (14,363)          --
-------------------------------------------------------------------------------
Balance at March 31, 2001                           $1,015,867       ($12,977)
===============================================================================
Balance at December 31, 1999                          $942,177       ($10,398)
Comprehensive Income
     Net Income                                         39,765           --            $39,765
     Other Comprehensive Income, Net of Tax
         Investment Securities, Net of
              Reclassification Adjustment                 --             --             (7,630)
         Foreign Currency Translation Adjustment          --             --              1,429
         Pension Liability Adjustments                    --             --               --
                                                                                      ---------
     Total Comprehensive Income                                                        $33,564
                                                                                      =========
Common Stock Issued
         22,377 Profit Sharing Plan                       (128)           489
         33,932 Stock Option Plan                         (362)           757
         78,723 Dividend Reinvestment Plan                (603)         1,726
            525 Directors' Restricted Shares and
                     Deferred Compensation Plan           --             --
Treasury Stock Purchased                                  --           (8,337)
Cash Dividends Paid                                    (13,541)          --
-------------------------------------------------------------------------------
Balance at March 31, 2000                             $967,308       ($15,763)
===============================================================================


Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
================================================================================================================
Three Months ended March 31
(in thousands of dollars)                                                                     2001         2000
================================================================================================================
Operating Activities
Net Income                                                                               $  33,677    $  39,765
Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses, depreciation, and amortization                            59,150       13,826
       Deferred income taxes                                                                  (375)     (13,079)
       Realized and unrealized investment security gains                                   (21,357)         (58)
       Net adjustments to pension liability and stock compensation                             694            -
       Gain on sale of credit card portfolio                                               (75,414)           -
       Other assets and liabilities, net                                                    12,555        1,477
                                                                                        ------------------------
       Net cash provided by operating activities                                             8,930       41,931
----------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from redemptions of investment securities held to maturity                         33,650       66,605
Purchases of investment securities held to maturity                                        (19,786)      (2,627)
Proceeds from sales and maturities of investment securities available for sale             249,114       33,854
Purchases of investment securities available for sale                                      (78,682)     (41,898)
Net decrease (increase) in interest-bearing deposits                                      (222,421)      53,159
Net decrease in funds sold                                                                  53,504        9,630
Net decrease (increase) in loans and lease financing                                       380,140      (65,080)
Premises and equipment, net                                                                 (6,905)      (5,385)
                                                                                        ------------------------
       Net cash provided by investing activities                                           388,614       48,258
----------------------------------------------------------------------------------------------------------------
Financing Activities
Net decrease in demand, savings, and time deposits                                        (265,058)    (251,155)
Proceeds from lines of credit and long-term debt                                             2,024      100,024
Principal payments on lines of credit and long-term debt                                  (116,443)     (21,955)
Net increase (decrease) in short-term borrowings                                               486      (47,222)
Net Common Stock issued (repurchased)                                                        4,358       (6,446)
Cash dividends                                                                             (14,363)     (13,541)
                                                                                        ------------------------
       Net cash used by financing activities                                              (388,996)    (240,295)
----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                     26,710        1,429
                                                                                        ------------------------
       Increase (Decrease) in cash and non-interest bearing deposits                        35,258     (148,677)
Cash and non-interest bearing deposits at beginning of year                                523,969      639,895
                                                                                        ------------------------
Cash and non-interest bearing deposits at end of period                                  $ 559,227    $ 491,218
================================================================================================================

                     Pacific Century Financial Corporation
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Pacific Century Financial Corporation (Pacific Century) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, which are necessary for a fair presentation of the results for the interim periods. These statements should be read in conjunction with the audited consolidated financial statements and related notes included in Pacific Century's 2000 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements of Pacific Century at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

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


Regulatory Matters

Pacific Century continues to comply with the terms of the previously disclosed Memorandum of Understanding. Pacific Century has obtained regulatory approval for dividend payments for the first and second quarters of 2001.


Note 2.  Recent Accounting Pronouncements

On January 1, 2001 Pacific Century adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities as amended by
SFAS No. 137 and SFAS No. 138.   SFAS No. 133 requires that all derivatives be
recorded on the balance sheet at fair value. Changes in a derivative's fair value that do not qualify for hedge treatment, as well as the ineffective portion of a hedge, must be recognized currently in earnings. The transition adjustment at the time of adoption was a charge to income of $412 thousand.

Note 3.  Earnings Per Share

For the three months ended March 31, 2001 and 2000, the weighted average shares for computing basic and diluted EPS are presented on the Consolidated Statement of Income. The dilutive effect of stock options was 1,404,429 and 196,396 shares for the three months ended March 31, 2001 and 2000, respectively.


Note 4.  Income Taxes

The provision for income taxes is computed by applying statutory federal, foreign, and state income tax rates to income before income taxes as reported in the Consolidated Statements of Income after adjusting for non-taxable items, principally from certain state tax adjustments, tax exempt interest income and bank owned life insurance income. The tax provision is also reduced by low income housing, foreign and investment tax credits.


Note 5.  Business Segments

Pacific Century is a financial services organization that has maintained a broad presence throughout the Pacific region. However, its presence will be changing over the remainder of the year. On April 23, 2001, management announced its intention to divest non-core holdings. Operations in Hawaii, the West Pacific, American Samoa and Japan will be retained as well as an office in Arizona for its leasing operations and technology support. Consequently, during the first quarter of 2001, Pacific Century realigned its business from geographic segments into the following segments: Retail Banking, Commercial Banking, Financial Services Group, Divestiture Businesses and Treasury and Other Corporate.

Business segment results are determined based on Pacific Century's internal financial management organizational structure. Pacific Century uses a variety of techniques to assign and transfer balance sheet and income statement amounts between business segments including allocations of common costs and capital. These techniques and accounting practices are not covered by accounting principles generally accepted in the United States. The Company is continuing to develop its business segment accounting practices and implemented changes in the first quarter 2001. Accordingly, the previously presented operating results for the quarter ended March 31, 2000 have been reclassified to be consistent with the quarter ended March 31, 2001. It is possible that accounting practices may be changed again in future periods. If this occurs, prior segment information may be restated.

The financial results for three months ended March 31, 2001 and 2000 are presented below for each of Pacific Century's principal market segments.

Business Segment Selected Financial Information
Table 1
(in thousands of dollars)

                                                                       FINANCIAL                   TREASURY
                                                                       SERVICES    DIVESTITURE     AND OTHER  CONSOLIDATED
                                            RETAIL      COMMERCIAL       GROUP      BUSINESSES     CORPORATE      TOTAL
                                           -------------------------------------------------------------------------------
Three Months Ended March 31, 2001
Net Interest Income                         47,598        44,030         2,532        37,966         1,879       134,005
Loan Loss Provision                         (2,746)      (40,885)            -        (8,835)            -       (52,466)
                                           -----------------------------------------------------------------------------
Net Interest Income after Provision         44,852         3,145         2,532        29,131         1,879        81,539
Gains from Divestitures                          -             -             -             -        96,353        96,353
Other Non-Interest Income                   17,352         3,585        20,637        13,074         4,543        59,191
                                           -----------------------------------------------------------------------------
Total Revenue                               62,204         6,730        23,169        42,205       102,775       237,083
Restructuring & Other related costs              -             -             -             -        44,438        44,438
Non-Interest Expense                        42,144        24,408        19,169        38,345         7,719       131,785
                                           -----------------------------------------------------------------------------
Net Income (Loss) Before Income Taxes       20,060       (17,678)        4,000         3,860        50,618        60,860
Income Taxes                                (8,426)        7,221        (1,681)       (1,622)      (22,675)      (27,183)
                                           -----------------------------------------------------------------------------
Net Income (Loss)                           11,634       (10,457)        2,319         2,238        27,943        33,677
                                           =============================================================================

                                                                       FINANCIAL                   TREASURY
                                                                       SERVICES    DIVESTITURE     AND OTHER  CONSOLIDATED
                                            RETAIL      COMMERCIAL       GROUP      BUSINESSES     CORPORATE      TOTAL
                                           -------------------------------------------------------------------------------
Three Months Ended March 31, 2000
Net Interest Income                         46,015        46,545         2,731        42,220         1,997       139,508
Loan Loss Provision                         (2,451)       (6,801)            -        (4,270)            -       (13,522)
                                           -------------------------------------------------------------------------------
Net Interest Income after Provision         43,564        39,744         2,731        37,950         1,997       125,986
Non-Interest Income                         15,163        10,337        22,427        11,424         4,576        63,927
                                           -------------------------------------------------------------------------------
Total Revenue                               58,727        50,081        25,158        49,374         6,573       189,913
Non-Interest Expense                        44,116        23,885        17,580        37,125         3,376       126,082
                                           -------------------------------------------------------------------------------
Net Income (Loss) Before Income Taxes       14,611        26,196         7,578        12,249         3,197        63,831
Income Taxes                                (5,372)       (9,657)       (2,804)       (4,519)       (1,714)      (24,066)
                                           -------------------------------------------------------------------------------
Net Income (Loss)                            9,239        16,539         4,774         7,730         1,483        39,765
                                           =============================================================================

Note 6.  Restructuring

During the first quarter 2001, Pacific Century incurred restructuring and related costs as follows.

          (in millions)
          Foreign Currency Translation Losses             $28.0
          Unrecoverable Investments                         6.1
          Termination Costs                                 1.6
          Unrealizable Deferred Tax Asset                   5.0
          Consulting Costs                                  0.6
          Other                                             3.1
                                                          -----
          Total                                           $44.4
                                                          =====

Pacific Century expects to sell its operations in California and the South Pacific and to sell or close its Asian branches by the end of 2001. As a result of these divestitures, assets with no future benefit were written off at March 31, 2001.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PERFORMANCE HIGHLIGHTS

Pacific Century Financial Corporation (Pacific Century) reported earnings for the three months ended March 31, 2001 of $33.7 million down 15.3% from $39.8 million reported in the same period of 2000. Both basic and diluted earnings per share were $0.42 for the first quarter 2001 compared to $0.50 in the first quarter 2000.

Earnings for the first quarter of 2001 included gains of $75.4 million from the sale of the Pacific Century's credit card portfolio and $20.9 million related to the sale of ownership interest in Star Systems, Inc.

Pacific Century's continuing emphasis on improving asset quality resulted in significant reduction of credit risk during the quarter. Non-performing assets
(NPAs), exclusive of accruing loans past due 90 days or more, were $119.5 million, down 34.7% from $183.0 million reported at December 31, 2000 and $136.4 reported at March 31, 2000. At March 31, 2001 the allowance for loan losses stood at $199.8 million compared with $246.2 million and $195.4 million at year end and March 31, 2000, respectively. The ratio of the allowance to loans was 2.29%, 2.62% and 2.05% at the end of each of the respective periods.

In the first quarter of 2001, return on average assets (ROAA) and return on average equity (ROAE) were 0.99% and 10.42%, respectively, compared to 1.13% and 13.19% in the same 2000 quarter.

Total assets at March 31, 2001 stood at $13.7 billion relative to $14.0 billion at December 31, 2000 and $14.3 billion at March 31, 2000. Year-over-year, loans declined by $981.1 million and investment securities available for sale declined by $147.1 million, offset by a $185.8 million increase in interest-bearing deposits.

On April 23, 2001 Pacific Century announced its new strategic plan designed to maximize shareholder value by strengthening its Hawaii and West Pacific operations and divesting most other holdings. Pacific Century plans to divest or wind down its operations in California, the South Pacific and Asia. It will maintain its operations in Hawaii, the West Pacific, American Samoa, Japan and a leasing office in Arizona. As a consequence of the plan, Pacific Century recognized restructuring and related costs of $44.4 million.


Forward-Looking Statements

This report contains forward-looking statements regarding Pacific Century's beliefs, estimates, projections and assumptions, which are provided to assist in the understanding of certain aspects of Pacific Century's anticipated future financial performance. Pacific Century cautions readers not to place undue reliance on any forward-looking statement. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond Pacific Century's control. Although Pacific Century believes that the assumptions underlying its forward-looking statements are reasonable, any assumption could prove to be inaccurate and actual results may differ from those contained in or implied by such forward-looking statements for a variety of reasons. Factors that might cause differences to occur include, but are not limited to, economic conditions in the markets Pacific Century serves including those in Hawaii, the U.S. Mainland, Asia and the South Pacific; shifts in interest rates; fluctuations in currencies of Asian Rim and South Pacific countries relative to the U.S. dollar; changes in credit quality; implementation of the restructuring plan may not be completed within the expected financial and time estimates; changes in applicable federal, state, and foreign income tax laws and regulatory and monetary policies; and increases in competitive pressures in the banking and financial services industry, particularly in connection with product delivery and pricing. Pacific Century does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.


Highlights                                                 Pacific Century Financial Corporation and subsidiaries
-----------------------------------------------------------------------------------------------------------------
Table 2
(in thousands of dollars except per share amounts)
                                                                                                       Percentage
Earnings Highlights and Performance Ratios                              2001              2000             Change
-----------------------------------------------------------------------------------------------------------------
Three Months Ended March 31
   Net Income                                                        $33,677           $39,765             -15.3%
   Basic Earnings Per Share                                             0.42              0.50             -16.0%
   Diluted Earnings Per Share                                           0.42              0.50             -16.0%
   Cash Dividends                                                     14,363            13,541


   Return on Average Assets                                            0.99%             1.13%
   Return on Average Equity                                           10.42%            13.19%
   Net Interest Margin                                                 4.24%             4.31%
   Efficiency Ratio                                                   65.43%            62.06%

Summary of Results Excluding the Effect of Intangibles (a)
------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31
   Net Income                                                        $39,283           $43,889             -10.5%
   Basic Earnings per Share                                            $0.49             $0.55             -10.9%
   Diluted Earnings per Share                                          $0.48             $0.55             -12.7%
   Return on Average Assets                                            1.17%             1.26%
   Return on Average Equity                                           14.21%            17.54%
   Efficiency Ratio                                                   63.10%            59.73%

(a) Intangibles include goodwill, core deposit and trust intangibles, and other intangibles.

                                                                    March 31          March 31         Percentage
Statement of Condition Highlights and Performance Ratios                2001              2000             Change
------------------------------------------------------------------------------------------------------------------
Total Assets                                                     $13,710,675       $14,250,386              -3.8%
Net Loans                                                          8,533,776         9,346,460              -8.7%
Total Deposits                                                     8,815,523         9,143,063              -3.6%
Total Shareholders' Equity                                         1,371,942         1,225,907              11.9%

Book Value Per Common Share                                           $17.18            $15.39
Loss Reserve / Loans Outstanding                                       2.29%             2.05%
Average Equity / Average Assets                                        9.47%             8.54%

Common Stock Price Range                                                High               Low
    2000                                                              $23.19            $11.06
    2001 First Quarter                                                $20.99            $16.88

STATEMENT OF INCOME ANALYSIS

Net Interest Income

Taxable-equivalent net interest income for the first quarter of 2001 was $134.1 million, down $5.7 million, or 4.1% from the comparable period in 2000. Adjusted for a lease residual revaluation recorded during the quarter, taxable-equivalent net interest income was $136.5 million for the first quarter of 2001, down $3.3 million, or 2.4% from the same period last year.

Pacific Century's net interest margin was 4.24%, a decrease of 6 basis points from the comparable period a year ago. Adjusted for the lease residual revaluation, the net interest margin increased 2 basis points to 4.32% from the first quarter of 2000. The yield on average earnings assets was 8.08% for the first quarter of 2001. Excluding the lease residual adjustment, the yield on average earnings assets was 8.16%, an increase of 26 basis points from the same period a year ago largely the result of higher prevailing market rates. The average cost of funds was 4.85% for the quarter, up from 4.44% reported in the first quarter 2000 - mainly due to changes in funding sources and changing interest rates. Presented in Table 3 are average balances, yields, and rates paid for the three months ended March 31, 2001, March 31, 2000 and December 31, 2000. The results for the full year 2000 are also presented.



Consolidated Average Balances and Interest Rates Taxable Equivalent (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Table 3                                                      Three Months Ended               Three Months Ended
                                                               March 31, 2001                    March 31, 2000
                                                          Average  Income/   Yield/         Average  Income/   Yield/
(in millions of dollars)                                  Balance  Expense     Rate         Balance  Expense     Rate
----------------------------------------------------------------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                                $332.3     $5.2    6.36%          $232.1     $3.8    6.52%
  Investment Securities Held to Maturity
    -Taxable                                                652.6     11.7     7.23           775.5     14.2     7.38
    -Tax-Exempt                                               3.7      0.2    23.28            10.0      0.4    17.32
  Investment Securities Available for Sale                2,479.9     39.3     6.43         2,527.0     41.0     6.53
  Funds Sold                                                 80.5      1.1     5.53            35.0      0.5     5.56
  Net Loans
    -Domestic                                             7,985.7    165.6     8.41         7,897.9    163.6     8.33
    -Foreign                                              1,277.8     21.4     6.80         1,586.1     24.9     6.30
  Loan Fees                                                           10.9                               8.3
                                                     -------------------------------   -------------------------------
    Total Earning Assets                                 12,812.5    255.4     8.08        13,063.6    256.7     7.90
Cash and Due From Banks                                     438.2                             506.5
Other Assets                                                595.1                             631.4
                                                     -------------                     -------------
    Total Assets                                        $13,845.8                         $14,201.5
                                                     =============                     =============

Interest Bearing Liabilities
  Domestic Deposits  - Demand                            $2,008.2     11.7     2.36        $2,115.6     12.3     2.33
                     - Savings                              665.7      3.4     2.04           700.1      3.5     2.03
                     - Time                               2,902.7     43.1     6.03         2,764.9     35.1     5.10
                                                     -------------------------------   -------------------------------
    Total Domestic                                        5,576.6     58.2     4.23         5,580.6     50.9     3.67
  Foreign Deposits
    - Time Due to Banks                                     489.4      6.6     5.51           487.8      7.0     5.79
    - Other Time and Savings                                801.0      7.2     3.65         1,121.6     10.3     3.70
                                                     -------------------------------   -------------------------------
    Total Foreign                                         1,290.4     13.8     4.35         1,609.4     17.3     4.33
                                                     -------------------------------   -------------------------------
    Total Interest Bearing Deposits                       6,867.0     72.0     4.25         7,190.0     68.2     3.82
Short-Term Borrowings                                     2,364.8     34.0     5.83         2,626.6     36.0     5.51
Long-Term Debt                                              916.0     15.3     6.78           773.0     12.7     6.60
                                                     -------------------------------   -------------------------------
    Total Interest Bearing Liabilities                   10,147.8    121.3     4.85        10,589.6    116.9     4.44
                                                     -------------------------------   -------------------------------
Net Interest Income                                                  134.1                             139.8
Interest Rate Spread                                                          3.23%                             3.46%
Net Interest Margin                                                           4.24%                             4.30%
Demand Deposits      - Domestic                           1,636.8                           1,663.6
                     - Foreign                              377.5                             419.5
                                                     -------------                     -------------
Total Demand Deposits                                     2,014.3                           2,083.1
Other Liabilities                                           372.4                             316.7
Shareholders' Equity                                      1,311.3                           1,212.1
                                                     -------------                     -------------
    Total Liabilities and Shareholders' Equity          $13,845.8                         $14,201.5
                                                     =============                     =============

Provision for Loan Losses                                             52.5                              13.5
Net Overhead                                                          20.6                              62.2
                                                                  ---------                         ---------
Income Before Income Taxes                                            61.0                              64.1
Provision for Income Taxes                                            27.2                              24.1
Tax-Equivalent Adjustment                                              0.1                               0.2
                                                                  ---------                         ---------
Net Income                                                           $33.7                             $39.8
                                                                  =========                         =========




                                                     ----------------------------------------------------------------
                                                              Three Months Ended             Twelve Months Ended
                                                              December 31, 2000               December 31, 2000
                                                         Average   Income/   Yield/       Average   Income/   Yield/
                                                         Balance   Expense     Rate       Balance   Expense     Rate
                                                     ----------------------------------------------------------------
Earning Assets
  Interest Bearing Deposits                               $215.7      $3.7    6.91%        $216.2     $14.7    6.78%
  Investment Securities Held to Maturity
    -Taxable                                               687.0      12.5     7.24         724.3      53.0     7.32
    -Tax-Exempt                                              3.8       0.2    22.24           7.6       1.4    18.24
  Investment Securities Available for Sale               2,478.4      41.2     6.60       2,502.5     165.1     6.60
  Funds Sold                                                66.8       1.1     6.46          43.2       2.7     6.22
  Net Loans
    -Domestic                                            8,108.3     178.7     8.76       8,076.4     690.1     8.55
    -Foreign                                             1,319.9      22.5     6.78       1,467.9      97.7     6.65
  Loan Fees                                                            8.7                             33.6
                                                     -------------------------------  -------------------------------

    Total Earning Assets                                12,879.9     268.6     8.30      13,038.1   1,058.3     8.12
Cash and Due From Banks                                    404.6                            443.2
Other Assets                                               503.3                            574.0
                                                     ------------                     ------------
    Total Assets                                       $13,787.8                        $14,055.3
                                                     ============                     ============

Interest Bearing Liabilities
  Domestic Deposits  - Demand                           $1,991.6      12.1     2.41      $2,061.9      48.7     2.36
                     - Savings                             667.5       3.4     2.03         684.8      13.9     2.03
                     - Time                              2,815.6      42.3     5.98       2,781.1     154.1     5.54
                                                     -------------------------------  -------------------------------
    Total Domestic                                       5,474.7      57.8     4.20       5,527.8     216.7     3.92
  Foreign Deposits
    - Time Due to Banks                                    557.9       8.7     6.23         505.4      30.4     6.03
    - Other Time and Savings                               768.9       7.1     3.65         960.5      38.9     4.05
                                                     -------------------------------  -------------------------------
    Total Foreign                                        1,326.8      15.8     4.73       1,465.9      69.3     4.73
                                                     -------------------------------  -------------------------------
    Total Interest Bearing Deposits                      6,801.5      73.6     4.30       6,993.7     286.0     4.09
Short-Term Borrowings                                    2,437.1      39.1     6.38       2,597.4     156.1     6.01
Long-Term Debt                                           1,001.6      17.0     6.72         886.9      59.1     6.66
                                                     -------------------------------  -------------------------------
    Total Interest Bearing Liabilities                  10,240.2     129.7     5.04      10,478.0     501.2     4.78
                                                     -------------------------------  -------------------------------
Net Interest Income                                                  138.9                            557.1
Interest Rate Spread                                                           3.26%                            3.34%
Net Interest Margin                                                            4.29%                            4.27%
Demand Deposits      - Domestic                          1,610.8                          1,640.0
                     - Foreign                             354.7                            371.4
                                                     ------------                     ------------
Total Demand Deposits                                    1,965.5                          2,011.4
Other Liabilities                                          315.6                            331.3
Shareholders' Equity                                     1,266.5                          1,234.6
                                                     ------------                     ------------
    Total Liabilities and Shareholders' Equity         $13,787.8                        $14,055.3
                                                     ============                     ============

Provision for Loan Losses                                             25.8                            142.9
Net Overhead                                                          59.2                            233.4
                                                                  ----------                       ----------
Income Before Income Taxes                                            53.9                            180.8
Provision for Income Taxes                                            21.2                             66.3
Tax-Equivalent Adjustment                                              0.1                              0.8
                                                                  ----------                       ----------
Net Income                                                           $32.6                           $113.7
                                                                  ==========                       ==========

Provision for Loan Losses

The provision for loan losses was $52.5 million in the first quarter 2001, up from $13.5 million for the same quarter last year. For further information on credit quality, refer to the section on "Corporate Risk Profile - Credit Risk - Allowance for Loan Losses" in this report.

Non-Interest Income

Non-interest income after excluding the unusual gains was $59.2 million in the first quarter of 2001, compared to $61.9 million in the first quarter 2000 after adjusting for unusual gains in that quarter. Exclusive of investment securities gains and nonrecurring gains reported in both quarters, non-interest income was down $1.7 million in the March 2001 quarter over the same year ago period.

Asset management income for the first quarter of 2001 decreased to $15.8 million, down 6.5% from the same quarter last year. The year-over-year decrease is primarily attributable to the declining market value of managed assets.

Service charges on deposit accounts for the March 2001 quarter totaled $9.9 million, This 4.0% increase over the same quarter last year reflects higher fee structures implemented at the end of the first quarter of 2000.

Fees, exchange and other service charges were $20.8 million in the first quarter of 2001, compared to $21.6 million in the same 2000 quarter. This reduction reflects the scaleback in the letter of credit and exchange volumes.

Other operating income in first quarter 2001, was $13.4 million compared to $15.6 million in the first quarter 2000. The current quarter, included a $3.3 million impairment loss on a partnership interest and the year ago quarter included a $2 million gain on equity investments. After adjusting for the impairment loss in 2001 and the gain in 2000, other operating income increased by $3.1 million in 2001.

Sales of investment securities during the three months ended March 31, 2000 resulted in net investment security gains of $20.2 million, including a gain of $20.9 million from the sale of a stock investment in ATM processor Star Systems, Inc. Adjusting for the Star Systems gain, Pacific Century reported a securities loss of $0.7 million for the three months ended March 31, 2001 compared to gains of $0.3 million in the prior year quarter.

Non-Interest Expense

Total non-interest expense for the March 2001 quarter, excluding restructuring and related costs of $44.4 million, was $131.8 million, up 4.5% from $126.1 million in the comparable quarter of 2000.

Salaries and pension and other employee benefits expense totaled $62.2 million in the first quarter of 2001, unchanged from $62.2 million in the same quarter last year.

Net occupancy and equipment expense in the March 2001 quarter was $25.5 million, an increase of 6.7% from $23.9 million for the same period in 2000. The increase was largely due to higher software and equipment maintenance costs incurred in 2001.

Other operating expense increased to $39.1 million in the first quarter of 2001 from $35.2 million for the same quarter in 2000. This increase was due to higher professional fees, fraud losses, losses on derivatives with the implementation of SFAS No. 133, increased recruiting costs, costs of a new mileage awards program, as well as increases in other categories offset by lower insurance costs, reduced ORE expense, and lower audit and examination costs.

Income Tax Provision

Pacific Century's effective tax rate was 44.7% for the first quarter compared to 37.7% in the first quarter of 2000. The increase is attributable to higher state and foreign taxes and the write-off of $5 million of foreign tax assets, with no tax benefit. Given the reduction in foreign operations, the tax provision increased due to Pacific Century's inability to fully utilize foreign taxes to reduce the U.S. tax.

BALANCE SHEET ANALYSIS

Loans

At March 31, 2001, loans outstanding, including loans held for sale, had declined to $9.0 billion, from $9.7 billion at year-end 2000 and $9.8 billion at March 31, 2000. During the quarter, Pacific Century sold $166.8 million of commercial loans, its $209.3 million credit card portfolio, and $105.4 million of loans were charged off. Additional decline is attributable to other planned risk reductions in the portfolio offset by a $294.4 million increase in residential mortgages.

Table 4 presents the composition of the loan portfolio by major loan categories as of March 31, 2001, December 31, 2000 and March 31, 2000.

Pacific Century Financial Corporation and subsidiaries



Loan Portfolio Balances
Table 4
-------------------------------------------------------------------------------------------------------------------------

                                                                       March 31          December 31            March 31
(in millions of dollars)                                                   2001                 2000                2000
-------------------------------------------------------------------------------------------------------------------------
Domestic Loans
      Commercial and Industrial                                        $2,094.7             $2,443.3            $2,558.6
      Real Estate
                 Construction -- Commercial                               284.0                282.4               317.5
                              -- Residential                               28.9                 25.0                16.8
                     Mortgage -- Commercial                             1,023.8              1,125.5             1,246.8
                              -- Residential                            2,866.7              2,855.9             2,572.3
      Installment                                                         496.4                729.9               745.0
      Loans Held for Sale                                                 308.6                179.2               115.2
      Lease Financing                                                     731.2                725.5               626.3
-------------------------------------------------------------------------------------------------------------------------
          Total Domestic                                                7,834.3              8,366.7             8,198.5
-------------------------------------------------------------------------------------------------------------------------
Foreign Loans                                                           1,157.7              1,301.6             1,581.1
-------------------------------------------------------------------------------------------------------------------------
          Total Loans                                                  $8,992.0             $9,668.3            $9,779.6
=========================================================================================================================

Investment Securities

Pacific Century's investment portfolio is managed to provide collateral for cash management needs, to meet strategic asset/liability positioning, and to provide both interest income and balance sheet liquidity. Available-for-sale securities at March 31, 2001 were $2.4 billion down 4.7% from $2.5 billion at year end and the same date last year. Securities held to maturity were $656 million at March 31, 2001, declining from $670 million at year-end 2000 and $732 million a year ago. These decreases were largely due to maturities. Other short-term interest earning assets totaled $496 million at the end of the first quarter, compared to $323 million and $268 million at December 31, 2000 and March 31, 2000, respectively. The increase occurred as Pacific Century increased its liquidity.

INVESTMENT SECURITIES
Table 5
The book value and estimated market values of investment securities are as follows:

                                                                                                           Aggregate
                                                                                       Amortized              Fair
(in thousands of dollars)                                                                Cost                Value
----------------------------------------------------------------------------------------------------------------------
At MARCH 31, 2001
Securities Held to Maturity:
   Restricted Equity Securities                                                            $89,198             $89,198
   Debt Securities Issued by the U. S. Treasury and Agencies                                19,935              19,863
   Debt Securities Issued by State and Municipalities
      of the United States                                                                   3,948               4,254
   Debt Securities Issued by Foreign Governments                                            22,307              22,310
   Mortgage Backed-Securities                                                              515,633             524,944
   Other Debt Securities                                                                     5,153               5,153
                                                                                        ------------------------------
    Totals                                                                                $656,174            $665,722
                                                                                        ==============================
Securities Available for Sale:
   Equity Securities                                                                       $22,734             $20,676
   Debt Securities Issued by the U. S. Treasury and Agencies                               181,681             184,099
   Debt Securities Issued by State and Municipalities
      of the United States                                                                  11,886              12,168
   Debt Securities Issued by Foreign Governments                                            16,999              18,267
   Mortgage Backed-Securities                                                            2,084,229           2,118,133
   Other Debt Securities                                                                    37,036              37,175
                                                                                        ------------------------------
    Totals                                                                              $2,354,565          $2,390,518
                                                                                        ==============================
At December 31, 2000
Securities Held to Maturity:
Restricted Equity Securities                                                               $87,991             $87,991
Debt Securities Issued by the U. S. Treasury and Agencies                                    6,812               6,773
Debt Securities Issued by State and Municipalities                                                                  --
   of the United States                                                                      3,984               4,287
Debt Securities Issued by Foreign Governments                                               18,631              18,631
Mortgage Backed-Securities                                                                 547,463             553,782
Other Debt Securities                                                                        5,157               5,157
                                                                                        ------------------------------
    Totals                                                                                $670,038            $676,621
                                                                                        ==============================
Securities Available for Sale:
   Equity Securities                                                                       $26,266             $25,817
   Debt Securities Issued by the U. S. Treasury and Agencies                               195,920             197,035
   Debt Securities Issued by State and Municipalities
      of the United States                                                                  11,634              11,742
   Debt Securities Issued by Foreign Governments                                               490                 490
   Mortgage Backed-Securities                                                            2,235,987           2,237,160
   Other Debt Securities                                                                    33,502              34,832
                                                                                        ------------------------------
    Totals                                                                              $2,503,799          $2,507,076
                                                                                        ==============================
At MARCH 31, 2000 Securities Held to Maturity:
   Restricted Equity Securities                                                            $76,895             $76,901
   Debt Securities Issued by the U. S. Treasury and Agencies                                   153                 154
   Debt Securities Issued by State and Municipalities
      of the United States                                                                   8,547               9,022
   Debt Securities Issued by Foreign Governments                                            38,372              38,371
   Mortgage Backed-Securities                                                              605,832             594,627
   Other Debt Securities                                                                     2,545               2,545
                                                                                        ------------------------------
    Totals                                                                                $732,344            $721,620
                                                                                        ==============================
Securities Available for Sale:
   Equity Securities                                                                        $1,654                $592
   Debt Securities Issued by the U. S. Treasury and Agencies                               220,736             219,887
   Debt Securities Issued by State and Municipalities
      of the United States                                                                  15,819              15,710
   Debt Securities Issued by Foreign Governments                                            21,877              22,423
   Mortgage Backed-Securities                                                            2,333,703           2,252,847
   Other Debt Securities                                                                    28,870              26,158
                                                                                        ------------------------------
    Totals                                                                              $2,622,659          $2,537,617
                                                                                        ==============================

Deposits

As of March 31, 2001, deposits totaled $8.8 billion, down from $9.1 billion at both year-end and March 31, 2000. Year-over-year, domestic deposits reflected an increase of $42 million, while foreign deposits declined by $397 million. The decline in foreign deposits is largely in the other savings and time, which decreased $347 million year-over-year and is attributed to foreign currency exchange rate fluctuations in the South Pacific and a decline in funding needed for foreign loans.

Table 6 presents average deposits by type for the first quarters of 2001 and 2000 and the full year 2000.


Average Deposits
Table 6
---------------------------------------------------------------------------------------------------------------------------------
                                                      March 31, 2001              December 31, 2000             March 31, 2000
                                                   ------------------------------------------------------------------------------
(in millions of dollars)                            Amount          Mix           Amount        Mix            Amount        Mix
---------------------------------------------------------------------------------------------------------------------------------
Domestic
  Non-Interest Bearing Demand                     $1,636.8        18.4%         $1,640.0      18.2%          $1,663.6      17.9%
  Interest-Bearing Demand                          2,008.2        22.6%          2,061.9      22.9%           2,115.6      22.8%
  Regular Savings                                    665.7         7.5%            684.8       7.6%             700.1       7.6%
  Time Certificates
    of Deposit
    ($100,000 or More)                             1,318.9        14.9%          1,212.1      13.5%           1,177.3      12.7%
All Other Time and
    Savings Certificates                           1,583.8        17.8%          1,569.0      17.4%           1,587.6      17.1%
---------------------------------------------------------------------------------------------------------------------------------
Total Domestic                                     7,213.4        81.2%          7,167.8      79.6%           7,244.2      78.1%
---------------------------------------------------------------------------------------------------------------------------------
Foreign
  Non-Interest Bearing Demand                        377.5         4.3%            371.4       4.1%             419.5       4.5%
  Time Due to Banks                                  489.4         5.5%            505.4       5.6%             487.8       5.3%
  Other Time and Savings                             801.0         9.0%            960.5      10.7%           1,121.6      12.1%
---------------------------------------------------------------------------------------------------------------------------------
Total Foreign                                      1,667.9        18.8%          1,837.3      20.4%           2,028.9      21.9%
---------------------------------------------------------------------------------------------------------------------------------
Total                                             $8,881.3       100.0%         $9,005.1     100.0%          $9,273.1     100.0%
=================================================================================================================================

Borrowings

Short-term borrowings, including funds purchased and securities sold under agreements to repurchase, totaled $2.3 billion at March 31, 2001, $2.3 billion at year-end 2000 and $2.7 billion at March 31, 2000. The decline reflects the lower funding needs resulting from a decrease in outstanding assets.

Long-term debt on March 31, 2001 decreased to $883 million from $997 million at year-end 2000, but had increased from $806 million at March 31, 2000 due to changing funding strategies.


LINE OF BUSINESS FINANCIAL REVIEW

Beginning in December of 2000 and extending to the end of the first quarter, Pacific Century performed an analytically rigorous self-assessment of all of its lines of business. The fundamental objective was to develop a plan to improve shareholder value. Management evaluated the attractiveness of each of the company's markets, as well as the ability to compete in those markets in the future. Each business's performance was assessed in relation to the risks assumed and whether returns were generated that exceeded the cost of the capital allocated to them. It was concluded that three businesses: Pacific Century Bank; the Asia Division, and the South Pacific Division, excluding American Samoa did not achieve sufficient returns to create shareholder value and therefore, would be divested or liquidated.

A new organizational structure was announced in April as a result of the assessment process. Businesses have been aligned into the following units:
Retail Banking, Commercial Banking, Financial Services, Divestiture Businesses, and Treasury and Other Corporate. The Line of Business Financial Review in this report is presented in a format that is consistent with the new organization structure which is different from previous quarters. Note 5 to the Consolidated Financial Statements includes Pacific Century's business segment financial reports for the three months ended March 31, 2001 and 2000.

     Pacific Century measures performance of its businesses from multiple perspectives. Key measures are:

- Risk Adjusted Return on Capital (RAROC) - This method allocates equity to business units based on various risk factors, including credit, country, market/interest rate, and business/operating risks that are inherent in the operation of each business.

- Net Income After Capital Charge (NIACC) - This method of measuring performance reflects net income available to common shareholders less a charge to the unit for the cost of capital allocated to it. The capital charge is based on the estimated rate of return expected by the financial markets for companies with risk levels similar to Pacific Century.

The determination of NIACC and RAROC uses an economic loan loss provision as a proxy for the actual results. The economic provision reflects the expected nomalized loss determined by a statistically applied approach that considers risk factors, including historical loss experience, within a given portfolio.

Retail Banking

Pacific Century's retail banking franchise and market share in Hawaii and American Samoa are key strengths of the company. Retail Banking provides checking and savings services, small business, merchant services, installment, home equity and mortgage lending as well as other services. First Quarter 2001 results in Retail Banking showed improvement in revenues largely from increased mortgage banking activities and an increase in ATM and service charge fees.

Commercial Banking

The Commercial Banking segment offers corporate banking, and commercial products, leasing and commercial real estate lending and auto finance. Pacific Century's West Pacific operations are included in this segment. The income decline in commercial banking is largely the result of losses recognized due to Pacific Century's effort to improve its credit quality.

Financial Services Group

The Financial Services Group offers private banking, trust services, asset management, investments such as mutual funds and stocks, financial planning, and insurance. A significant portion of this segment's income is derived from fees which are based on the market values of assets under management. Such revenues declined in the first quarter compared to the prior year quarter due to the general decline in the stock market during the first quarter.

Divestiture Businesses

This segment includes all of the businesses Pacific Century will divest or close. Pacific Century expects to complete the divestitures and closures by December 31, 2001.

Treasury and Other Corporate

The primary operations in this segment is Treasury, which consists of corporate asset and liability management activities including investment securities, federal funds purchased and sold, government deposits, short and long-term borrowings, and derivative activities for managing interest rate and foreign currency risks. Additionally, the net residual effect of transfer pricing assets and liabilities is included in Treasury, as is any corporate-wide interest rate risk and other reconciling differences.

In the first quarter of 2001, this segment was allocated gains from the sale of the credit card portfolio and Star Systems totaling $96.3 million and restructing and related costs of $44.4 million associated with the planned divestitures and closures.

Economic NIACC and RAROC for each segment for the first quarters of 2001 and 2000 are presented below.

Economic NIACC and RAROC
Table 7
(in thousands of dollars)

                                                                  FINANCIAL                     TREASURY
                                                                  SERVICES      DIVESTITURE     AND OTHER   CONSOLIDATED
                                        RETAIL     COMMERCIAL       GROUP       BUSINESSES      CORPORATE      TOTAL
                                       ---------------------------------------------------------------------------------
Three Months Ended March 31, 2001

NIACC (Economic)                         5,474           115          (301)       (14,429)        (6,242)       (15,383)
RAROC (Economic)                            28%           15%           13%             2%             6%            10%

Total Average Allocated Equity         169,659       327,618        67,304        440,444        366,917      1,371,942
                                       =================================================================================
Three Months Ended March 31, 2000

NIACC (Economic)                         1,174         3,588         1,643        (12,492)           397         (5,690)
RAROC (Economic)                            18%           19%           25%             4%            16%            13%

Total Average Allocated Equity         180,687       349,757        65,407        456,281        159,970      1,212,102
                                       =================================================================================


FOREIGN OPERATIONS

Pacific Century maintains an international presence in the Asia-Pacific region that provides lending, correspondent banking, foreign exchange, trade finance and deposit gathering activities in these markets. Pacific Century divides its international business into three areas: the West Pacific, the South Pacific and Asia.

The West Pacific includes Bank of Hawaii branches in Guam and in other locations in the West Pacific region. First Federal Savings and Loan of America also
operates branches in Guam.   Since the U.S. dollar is used in these locations,
operations in the West Pacific are not considered foreign for financial reporting purposes.

The South Pacific consists of investments in subsidiary banks in French Polynesia, New Caledonia, Papua New Guinea, Vanuatu, and Bank of Hawaii branch operations in Fiji and American Samoa. As American Samoa is U.S. dollar based, its operation is included as domestic for financial reporting purposes. Pacific Century also has investments in the National Bank of the Solomon Islands and the Bank of Queensland. As a result of the recent strategic assessment it has been decided to divest the entire South Pacific Division, excluding American Samoa, which will be integrated into and managed as part of the Hawaii Retail Business. This exit is anticipated to be complete by the end of 2001.

Through its Asia Division, Pacific Century provides banking services to corporate and financial institution customers in six Asian locations with support from its New York and Honolulu operations. As a result of the recent strategic assessment it has been decided to divest the entire Asia Division, although a representative office will be maintained in Japan, which has extensive ties to businesses in Hawaii and the West Pacific. This exit is also anticipated to largely be complete by the end of 2001.

The countries in which Pacific Century maintains its largest credit exposure on a cross-border basis include Japan, South Korea and France. Table 8 presents as of March 31, 2001, December 31, 2000, and March 31, 2000 a geographic distribution of Pacific Century's cross-border assets for each country in which such assets exceed 0.75% of total assets.


Geographic Distribution of Cross-Border International Assets (1)
Table 8
(in millions)

Country            March 31, 2001      December 31, 2000       March 31, 2000
=============================================================================
Japan                      $222.0                 $298.8               $316.2
South Korea                 246.7                  282.0                305.6
France                       97.8                   85.8                147.8
All Others                  596.4                  423.8                549.4
                         ========               ========             ========
                         $1,162.9               $1,090.4             $1,319.0

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

CORPORATE RISK PROFILE

Credit Risk

Non-Performing Assets and Past Due Loans

Non-performing assets (NPAs) consist of non-accrual loans, restructured loans and foreclosed real estate. Total non-performing assets decreased to $119.5 million, or 1.33% of total loans at March 31, 2001 down $63.5 million, or 35% from non-performing assets of $183.0 million, or 1.89% of total loans at December 31, 2000 and down from $136.4, or 1.39% of loans at March 31, 2000.

The decrease in domestic non-performing assets is largely due to loan sales and charge-off activity as management made significant progress on its commitment to improve asset quality. Charge-offs and exchange rate valuations primarily drove the decrease in foreign non-performing assets. Total non-performing assets are currently at the lowest level since 1998.

Foreclosed real estate totaled $11.2 million, up $6.7 million from year-end 2000 due to the acquisition of two large properties and several other smaller properties located in Hawaii totaling $9.7 million. This is offset by $3.0 million in sales during the quarter.

Impaired loans at March 31, 2001 were at $123.2 million compared to $221.0 million at year end 2000. There were no restructured loans as of March 31, 2001, December 31, 2000 and March 31, 2000.

Accruing loans past due 90 days or more were $11.1 million at March 31, 2001, down from $18.8 at year-end 2000 and $23.1 at March 31, 2000.

For further information concerning non-performing assets and past due loans, please refer to Table 9.

Non-Performing Assets

Table 9

-----------------------------------------------------------------------------
                                         March 31    December 31     March 31
(in millions of dollars)                     2001           2000         2000
-----------------------------------------------------------------------------
Non-Accrual Loans
  Commercial and Industrial                 $23.8          $55.4        $20.1
  Real Estate
    Construction                              6.3            6.4          0.9
    Commercial                               42.5           60.1         18.2
    Residential                              18.5           22.7         23.2
  Installment                                 0.1             --          0.5
  Leases                                      0.2            0.4          3.7
                                          -----------------------------------
      Total Domestic                         91.4          145.0         66.6
  Foreign                                    16.9           33.5         65.2
                                          -----------------------------------
      Subtotal                              108.3          178.5        131.8

Foreclosed Real Estate
  Domestic                                   10.9            4.2          4.3
  Foreign                                     0.3            0.3          0.3
                                          -----------------------------------
      Subtotal                               11.2            4.5          4.6
                                          -----------------------------------
    Total Non-Performing Assets             119.5          183.0        136.4
                                          -----------------------------------
-----------------------------------------------------------------------------
Ratio of Non-Performing Assets

      to Total Loans                         1.33%          1.89%        1.39%
-----------------------------------------------------------------------------

Changes in Non-Performing Assets

Beginning Balance at 12/31/2000            $183.0
Additions to NPA
  Loans                                     107.8
  Foreclosed Real Estate                      9.7
                                          -------
Total Additions                            $117.5

Reductions
  Payments                                  (72.8)
  Return to Accrual                          (3.0)
  Sales of Foreclosed Real Estate            (3.0)
  Charge-off's                             (102.2)
                                          -------
Total Reductions                          ($181.0)

Ending Non-Performing Assets               $119.5
                                          =======

Allowance for Loan Losses

The allowance for loan losses at March 31, 2001 was $199.8 million, or 2.29% of total loans outstanding, compared with $246.2 million, or 2.62% at December 31, 2000 and $195.4 million, or 2.05% at March 31, 2000. The ratio of the allowance to net loans was 2.43% at March 31, 2001. The ratio of allowance to total non-performing assets increased to 167% at March 31, 2001, up from 117% at December 31, 2000 and up from 143% at March 31, 2000. A summary of the activity in the allowance for loan losses is presented in table 10.

Loan loss provisions were $52.5 million for the first quarter 2001, increased $13.5 million for the same quarter last year. Charge-offs during the quarter of $105.4 million were partially offset by loan loss recoveries of $7.7 million. Two thirds of the losses were due to the syndicated loan portfolio, as non-performing loans were sold or charged off. Seven other higher risk, but performing, syndicated loans with outstanding balances of $134 million and two additional undrawn commitments totaling $43 million were sold during the quarter as part of the continuing effort to reduce credit risk.

Pacific Century Financial Corporation and subsidiaries
Allowance for Loan Losses
Table 10

--------------------------------------------------------------------------------------------
                                                            First         Year         First
                                                          Quarter        Ended       Quarter
(in millions of dollars)                                     2001     12/31/00          2000
--------------------------------------------------------------------------------------------
Average Amount of Loans Outstanding                      $9,263.5     $9,544.3      $9,484.1
--------------------------------------------------------------------------------------------
Balance of Reserve for Loan Losses
 at Beginning of Period                                    $246.2       $194.2        $194.2
Loans Charged-Off
  Commercial and Industrial                                  75.5         22.1           1.4
  Real Estate
    Construction                                                -          0.6             -
    Commercial                                               11.9         15.2           3.9
    Residential                                               2.5          6.5           2.4
  Installment                                                 5.4         20.1           4.7
  Leases                                                      0.1          0.5             -
--------------------------------------------------------------------------------------------
    Total Domestic                                           95.4         65.0          12.4
  Foreign                                                    10.0         45.8           3.7
--------------------------------------------------------------------------------------------
Total Charged-Off                                           105.4        110.8          16.1
Recoveries on Loans Previously Charged-Off
  Commercial and Industrial                                   2.7          5.5           1.7
  Real Estate
    Construction                                                -            -             -
    Commercial                                                0.3          0.6           0.1
    Residential                                               0.2          1.1           0.5
  Installment                                                 1.8          6.9           1.7
  Leases                                                      0.1            -             -
--------------------------------------------------------------------------------------------
    Total Domestic                                            5.1         14.1           4.0
  Foreign                                                     2.6          7.3           0.8
--------------------------------------------------------------------------------------------
Total Recoveries                                              7.7         21.4           4.8
--------------------------------------------------------------------------------------------
Net Charge-Offs                                             (97.7)       (89.4)        (11.3)
Provision Charged to Operating Expenses                      52.5        142.9          13.5
Other Net Additions (Reductions)*                            (1.2)        (1.5)         (1.0)
--------------------------------------------------------------------------------------------
Balance at End of Period                                   $199.8       $246.2        $195.4
============================================================================================
Ratio of Net Charge-Offs to
 Average Loans Outstanding (annualized)                      4.22%        0.94%         0.48%
--------------------------------------------------------------------------------------------
Ratio of Allowance to Total Loans Outstanding                2.29%        2.62%         2.05%
--------------------------------------------------------------------------------------------

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

Table 11 presents, as of March 31, 2001, December 31, 2000 and March 31, 2000, the estimate of the change in NII from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period relative to the measured base case scenario for NII. The resulting estimate in NII exposure is well within the approved Asset Liability Management Committee guidelines and presents a balance sheet exposure that is slightly liability sensitive. A liability sensitive exposure would imply a favorable short-term impact on NII in periods of decreasing interest rates.

Market Risk Exposure to Interest Rate Changes
---------------------------------------------
Table 11

                                         March 31, 2001           December 31, 2000       March 31, 2000
---------------------------------------------------------------------------------------------------------------
                                         Interest Rate Change     Interest Rate Change    Interest Rate Change
                                         (in basis points)        (in basis points)       (in basis points)
                                         -200        +200         -200        +200        -200        +200
---------------------------------------------------------------------------------------------------------------
Estimated Exposure as a Percent of
 Net Interest Income                     (1.3)%      (0.6)%       (2.3)%      0.5%        0.6%        (2.2)%

To enhance and complement the results from the NII simulation model, Pacific Century also reviews other measures of interest rate risk. These measures include the sensitivity of market value of equity and the exposure to basis risk and non-parallel yield curve shifts. There are some inherent limitations to these measures, but used along with the NII simulation model, Pacific Century gains a better overall insight for managing its exposure to changes in interest rates.

In managing interest rate risk, Pacific Century relies primarily on the balance sheet, to manage its risk position. Approaches that are used to shift balance sheet mix or alter the interest rate characteristics of assets and liabilities primarily include changing product pricing strategies and modifying investment portfolio strategies. The use of financial derivatives has been limited over the past several years.

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

On the other hand, Pacific Century is exposed to foreign currency exchange rate changes from the capital invested in its foreign subsidiaries and branches located throughout the South Pacific and Asian Rim. These investments are designed to diversify Pacific Century's total balance sheet exposure. A portion of the capital investment in French Polynesia and New Caledonia is offset by a borrowing denominated in euro and a foreign exchange currency hedge transaction. In the first quarter of 2001, Pacific Century recognized in income losses of $28.0 million arising from foreign currency translation losses that could not be hedged. These losses were previously included in other comprehensive income.
As of March 31, 2001 the remainder of these capital investments which aggregated $56.5 million, was not hedged. The comparative unhedged position at year-end 2000 was $71.2 million and $90.4 million at March 31, 2000. The increased provision and charge-off of loans in the South Pacific and Asia has created situations where liabilities exceeded assets as of March 31, 2001. This anomaly results in the negative equity reported in Table 12 for the other currency category.

To estimate the potential loss from foreign currency exposure, Pacific Century uses a value-at-risk (VAR) calculation. For net investments in subsidiaries, Pacific Century's VAR is calculated at a 95% confidence interval.

Table 12 presents as of March 31, 2001, December 31, 2000 and March 31, 2000 Pacific Century's foreign currency exposure from its net investment in subsidiaries and branch operations that are denominated in a foreign currency as measured by the VAR.

Market Risk Exposure From Changes in Foreign Exchange Rates
Table 12

---------------------------------------------------------------------------------------------------------------------------------
                                              March 31, 2001               December 31, 2000               March 31, 2000
(in millions of dollars)               Book Value    Value-at-Risk    Book Value    Value-at-Risk    Book Value     Value-at-Risk
---------------------------------------------------------------------------------------------------------------------------------
Net Investments in Foreign
 Subsidiaries & Branches
          Japanese Yen                    $10.0          $2.1           $10.6           $1.4            $9.9            $2.2
          Korean Won                       27.0           5.7            29.6            5.1            32.2             3.9
          Pacific Franc(1)                 26.9           5.5            32.0            6.2            25.8             5.5
          Other Currencies                 (7.4)         12.9            (1.0)          14.4            22.5            18.0
                                         ----------------------------------------------------------------------------------------
          Total                           $56.5         $26.2           $71.2          $27.1           $90.4           $29.6
                                         ========================================================================================

(1) Net of $34 million, $37 million and $37 million borrowing at March 31, 2001, December 31, 2000 and March 31, 2000, respectively, denominated in euro and foreign exchange hedge transactions of $24 million, $26 million and $22 million at March 31, 2001, December 31, 2000 and March 31, 2000.

Trading Activities

Trading activities include foreign currency and foreign exchange contracts that expose Pacific Century to a minor degree of foreign currency risk. Pacific Century manages its trading account such that it does not maintain significant foreign currency open positions. The exposure from foreign currency trading activities positions measured by VAR methodology as of March 31, 2001 continues to be immaterial.

Liquidity Management

Liquidity is managed to ensure that Pacific Century has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner. Pacific Century's liquidity management process is described in the 2000 Annual Report to Shareholders.

Pacific Century maintained a $25 million annually renewable line of credit for working capital purposes. Fees are paid on the unused balance of the line. During the first quarter of 2001, the line was not drawn upon.

Bank of Hawaii and First Savings are both members of the Federal Home Loan Bank of Seattle. The FHLB provides these institutions with an additional source for short and long-term funding. Borrowings from the FHLB ended the first quarter of 2001 at $506 million, compared to $520 million at year-end 2000 and $487 million at March 31, 2000.

Additionally, Bank of Hawaii maintains a $1 billion senior and subordinated bank note program. Under this facility, Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. At March 31, 2001 there was $125 million issued and outstanding under this program.


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

At March 31, 2001, Pacific Century's shareholders' equity grew to $1.37 billion, an increase of 11.9% over the same date in 2000. The growth in shareholders' equity during the first three months of 2001 included retention of earnings, net unrealized valuation adjustments , realized foreign currency translation losses, and issuance of common stock under various stock-based plans. Offsetting these increases were cash dividends paid. The positive unrealized valuation adjustment primarily is attributed to market value adjustments for available-for-sale investment securities due to the general decline in market interest rates.

Pacific Century's regulatory capital ratios exceeded the minimum threshold levels that were established by federal bank regulators to qualify an institution as well capitalized. The minimum regulatory standards to qualify as well capitalized are as follows: Tier 1 Capital 6%; Total Capital 10%; and the Leverage Ratio 5%. Table 13 presents the activities and balances in Pacific Century's capital accounts along with key capital ratios.

Equity Capital
Table 13

------------------------------------------------------------------------------------------------------------------------
                                                           Quarter Ended              Year Ended           Quarter Ended
(in millions of dollars)                                  March 31, 2001       December 31, 2000          March 31, 2000
------------------------------------------------------------------------------------------------------------------------
Source of Common Equity

Net Income                                                         $33.7                  $113.7                   $39.8
Dividends Paid                                                     (14.4)                  (56.5)                  (13.5)
Dividend Reinvestment Program                                        0.7                     3.3                     1.1
Stock Repurchases                                                      -                   (17.0)                   (8.3)
Other (1)                                                           50.5                    45.6                    (5.5)
------------------------------------------------------------------------------------------------------------------------
Increase in Equity                                                 $70.5                   $89.1                   $13.6
========================================================================================================================
Common Equity                                                   $1,371.9                $1,301.4                $1,225.9
  Add:  8.25% Capital Securities of
         Bancorp Hawaii Capital Trust I                            100.0                   100.0                   100.0
        Minority Interest                                            4.3                     4.5                     4.3
  Less:  Intangibles                                               158.1                   163.9                   173.3
         Unrealized Valuation and Other
          Adjustments                                               23.0                     2.2                   (48.3)
------------------------------------------------------------------------------------------------------------------------
Tier I Capital                                                   1,295.1                 1,239.8                 1,205.2
  Allowable Loan Loss Reserve                                      127.0                   132.8                   141.8
  Subordinated Debt                                                172.1                   172.1                   195.9
  Investment in Unconsolidated Subsidiary                           (3.5)                   (3.4)                   (3.4)
------------------------------------------------------------------------------------------------------------------------
Total Capital                                                   $1,590.7                $1,541.3                $1,539.5
========================================================================================================================
Risk Weighted Assets                                           $10,087.5               $10,512.3               $11,286.3
========================================================================================================================
Key Ratios
Tier I Capital Ratio                                              12.84%                  11.78%                  10.68%
Total Capital Ratio                                               15.77%                  14.64%                  13.64%
Leverage Ratio                                                     9.46%                   9.10%                   8.59%
========================================================================================================================

(1) Includes common stock issued under the profit sharing and stock option plans and unrealized valuation adjustments for investment securities, foreign currency translation, pension liability, and stock compensation.

Part II. - Other Information

Items 1 to 3 and Item 5 omitted pursuant to instructions.

Item 4 - Submission of Matters to a Vote of Shareholders

At the annual shareholders meeting held on April 27, 2001, the following matters were submitted to a vote of the shareholders.

   a. Election of Directors - Three directors whose terms in office were expiring as well as one new director nominee were elected to the Board of Directors as follows:

             Mary G. Bitterman
             Martin A. Stein
             Stanley S. Takahashi
             Clinton R. Churchill

   b. Amendment to the Stock Option Plan to Increase Available Shares - The amendment to the plan increased the maximum shares of common stock that may be issued under the Plan by 5,000,000 to 14,650,000.

   c.  Amendment to the Stock Option Plan to Allow the Number of Options
   Granted to Exceed 20% for CEO Upon Hire - The amendment permitted the Company to follow a separate maximum limitation equal to 23% of the total authorized pool of shares as it relates to the number of options granted to the Chief Executive Officer at the time of hire.

   d. Amendment to the Option Plan to Allow the Grant of Options to Independent Contractors - The Amendment would allow the Company to grant awards to independent contractors providing services to the Company or a subsidiary.

Each of the matters before the Shareholders was approved by a substantial margin.

Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibit Index

       Exhibit Number
       ---------------

            99  Statement of Ratios

  (b)  No Form 8-K was filed during the quarter.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PACIFIC CENTURY FINANCIAL
Date    May 15, 2001                CORPORATION
     ------------------

                                      /s/ Allan R. Landon
                                    -------------------------
                                            (Signature)

                                    Allan R.Landon
                                    Vice Chair and Chief Financial Officer


                                      /s/ Leslie F. Paskett
                                    ------------------------
                                            (Signature)

                                    Leslie F. Paskett
                                    Senior Vice President and Controller