Form 10-Q
period 2001-06-30
PACIFIC CENTURY FINANCIAL CORP
filed 2001-08-14
CIK 46195

================================================================================

                           U N I T E D   S T A T E S

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

                                 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

                         Commission File Number 1-6887


                     PACIFIC CENTURY FINANCIAL CORPORATION
-------------------------------------------------------------------------------
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

Common Stock, $.01 Par Value; outstanding at July 31, 2001 - 80,750,640 shares

================================================================================

Index


           Pacific Century Financial Corporation and Subsidiaries



Part I. -  Financial Information

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Income - Three months and Six months ended June 30, 2001 and 2000

           Consolidated Balance Sheets - June 30, 2001, December 31, 2000, and
             June 30, 2000

           Consolidated Statements of Shareholders' Equity - Six months ended
             June 30, 2001 and 2000

           Consolidated Statements of Cash Flows - Six months ended June 30,
             2001 and 2000

           Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Item 3.    Quantitative and Qualitative Disclosure of Market Risk


Part II. - Other Information

Item 1.    Exhibits and Reports on Form 8-K

Item 4.    Submission of Matters to a Vote of Shareholders


Signatures

Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Income (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended                  Six Months Ended
                                                                         June 30       June 30             June 30       June 30
(dollars in thousands except per share amounts)                            2001          2000                2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest and Fees on Loans and Leases                                $   163,815   $   197,980         $   352,974   $   389,382
  Interest and Dividends on Investment Securities                           11,046        13,564              22,822        28,079
  Income on Investment Securities Available for Sale                        36,146        41,161              75,447        82,194
  Deposits                                                                   4,903         3,834              10,117         7,598
  Funds Sold and Security Resale Agreements                                  1,353           491               2,450           974
------------------------------------------------------------------------------------------------------------------------------------
    Total Interest Income                                                  217,263       257,030             463,810       508,227

Interest Expense
  Deposits                                                                  60,061        71,064             132,080       139,278
  Security Repurchase Agreements                                            20,843        26,021              45,473        48,974
  Funds Purchased                                                            2,333         7,834               8,456        16,361
  Short-Term Borrowings                                                      2,764         6,514               5,994        11,046
  Long-Term Debt                                                            14,459        13,319              29,773        26,007
------------------------------------------------------------------------------------------------------------------------------------

  Total Interest Expense                                                   100,460       124,752             221,776       241,666
------------------------------------------------------------------------------------------------------------------------------------

Net Interest Income                                                        116,803       132,278             242,034       266,561
Provision for Loan Losses                                                    6,413        83,407              58,879        96,929
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                        110,390        48,871             183,155       169,632

Non-Interest Income
  Trust and Asset Management                                                15,247        16,317              31,042        33,204
  Mortgage Banking                                                           4,606         2,799               9,683         4,878
  Service Charges on Deposit Accounts                                        9,878        10,180              19,818        19,737
  Fees, Exchange, and Other Service Charges                                 20,000        25,393              43,593        49,485
  Gain on Sale of Card Portfolio and Branches                               24,794             -             100,208             -
  Gain on Settlement of Pension Obligation                                       -        11,900                   -        11,900
  Investment Securities Gains (Losses)                                      11,681          (515)             31,884          (233)
  Other Operating Income                                                    12,170        13,097              22,883        28,672
------------------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                               98,376        79,171             259,111       147,643

Non-Interest Expense
  Salaries                                                                  47,722        44,460              95,605        92,007
  Pensions and Other Employee Benefits                                      12,543        10,788              26,896        25,418
  Net Occupancy Expense                                                     12,488        12,480              24,612        24,296
  Net Equipment Expense                                                     13,729        12,066              27,108        24,133
  Goodwill and Other Intangibles Amortization                                3,633         4,278               7,583         8,340
  Restructuring and Other Related Costs                                     37,751             -              82,189             -
  Minority Interest                                                             84           107                 163           176
  Other Operating Expense                                                   33,885        36,998              70,319        72,209
------------------------------------------------------------------------------------------------------------------------------------

    Total Non-Interest Expense                                             161,835       121,177             334,475       246,579
------------------------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes                                                  46,931         6,865             107,791        70,696
Provision for Income Taxes                                                  20,192           158              47,375        24,224
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                             $    26,739   $     6,707         $    60,416   $    46,472
====================================================================================================================================

Basic Earnings Per Share                                                     $0.33         $0.08               $0.75         $0.58
Diluted Earnings Per Share                                                   $0.32         $0.08               $0.74         $0.58
Dividends Declared Per Share                                                 $0.18         $0.18               $0.36         $0.35
Basic Weighted Average Shares                                           80,516,216    79,425,245          80,120,449    79,623,305
Diluted Weighted Average Shares                                         82,975,267    80,002,989          82,030,085    79,975,904
====================================================================================================================================

        See accompanying notes to consolidated  financial statements.

Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Condition (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                   June 30       December 31       June 30
(dollars in thousands)                                                               2001            2000            2000
---------------------------------------------------------------------------------------------------------------------------------
Assets
Interest Bearing Deposits                                                       $   458,696     $   188,649     $   199,020
Investment Securities - Held to Maturity
  (Market Value of $628,393,  $676,621 and $721,617,                                616,412         670,038         730,445
   respectively)
Investment Securities - Available for Sale                                        2,202,718       2,507,076       2,493,066
Securities Purchased Under Agreements to Resell                                       7,688           3,969               -
Funds Sold                                                                          318,182         134,644          50,646
Loans Held for Sale                                                                 571,395         179,229         128,720
Loans                                                                             7,618,407       9,235,158       9,615,277
  Allowance for Loan Losses                                                        (199,800)       (246,247)       (246,559)
---------------------------------------------------------------------------------------------------------------------------------
  Net Loans                                                                       7,418,607       8,988,911       9,368,718
---------------------------------------------------------------------------------------------------------------------------------
  Total Earning Assets                                                           11,593,698      12,672,516      12,970,615
Cash and Non-Interest Bearing Deposits                                              391,552         523,969         473,950
Premises and Equipment                                                              242,040         254,621         259,037
Customers' Acceptance Liability                                                       4,184          14,690           9,406
Accrued Interest Receivable                                                          61,702          68,585          75,883
Foreclosed Assets                                                                    40,077           4,526           4,915
Goodwill and Other Intangibles                                                      157,515         192,264         198,363
Other Assets                                                                        264,743         282,645         302,456
---------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                                                  $12,755,511     $14,013,816     $14,294,625
=================================================================================================================================
Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                                 $ 1,591,824     $ 1,707,724     $ 1,696,106
         - Interest Bearing                                                       1,914,474       2,008,730       2,091,074
  Savings                                                                           758,262         665,239         684,572
  Time                                                                            2,602,035       2,836,083       2,781,868
Foreign Deposits
  Demand - Non-Interest Bearing                                                     319,165         385,366         378,497
  Time Due to Banks                                                                 265,768         535,126         442,678
  Other Savings and Time                                                            656,940         942,313       1,034,351
---------------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                  8,108,468       9,080,581       9,109,146

Securities Sold Under Agreements to Repurchase                                    1,632,774       1,655,173       1,573,980
Funds Purchased                                                                     176,768         413,241         663,234
Short-Term Borrowings                                                               242,781         211,481         530,231
Bank's Acceptances Outstanding                                                        4,184          14,690           9,406
Accrued Retirement Expense                                                           35,946          37,868          37,214
Accrued Interest Payable                                                             59,559          72,460          64,579
Accrued Taxes Payable                                                               170,815         130,766          83,343
Minority Interest                                                                     4,014           4,536           4,350
Other Liabilities                                                                    93,619          94,512         107,569
Long-Term Debt                                                                      830,852         997,152         902,174
---------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                              11,359,780      12,712,460      13,085,226

Shareholders' Equity
Common Stock ($.01 par value), authorized 500,000,000
 shares;
  issued / outstanding:  June 2001 - 81,368,629 /
   80,948,825;
  December 2000 - 80,558,811 / 79,612,178;  June 2000 -
   80,555,424 / 79,399,919                                                              806             806             806
Capital Surplus                                                                     367,390         346,045         346,018
Accumulated Other Comprehensive Income                                               25,886         (25,079)        (75,462)
Retained Earnings                                                                 1,028,036         996,791         959,041
Deferred Stock Grants                                                               (17,891)              -               -
Treasury Stock, at Cost - (Shares: June 2001 - 419,804;
 December 2000 - 946,633;
 and June 2000 - 1,155,505)                                                          (8,496)        (17,207)        (21,004)
---------------------------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                      1,395,731       1,301,356       1,209,399
---------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and Shareholders' Equity                                    $12,755,511     $14,013,816     $14,294,625
=================================================================================================================================

          See accompanying notes to consolidated financial statements.


Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Accumulated
                                                                           Other
                                                     Common   Capital  Comprehensive Retained    Deferred    Treasury  Comprehensive
(dollars in thousands)                        Total   Stock   Surplus     Income     Earnings   Stock Grants   Stock      Income
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000             $1,301,356    $806   $346,045    $(25,079) $  996,791    $      -   $(17,207)
Comprehensive Income
 Net Income                                  60,416       -          -           -      60,416                      -    $ 60,416
 Other Comprehensive Income, Net of Tax
  Investment Securities                      22,775       -          -      22,775           -           -          -      22,775
  Foreign Currency Translation Adjustment    27,496       -          -      27,496           -           -          -      27,496
  Pension Liability Adjustments                (159)      -          -        (159)          -           -          -        (159)
                                                                                                                         --------
 Total Comprehensive Income                                                                                              $110,528
                                                                                                                         ========
Common Stock Issued
 32,942  Profit Sharing Plan                    725       -        180           -           -           -        545
416,413  Stock Option Plan                    7,073       -        643           -        (381)          -      6,811
 64,791  Dividend Reinvestment Plan           1,419       -        326           -           -           -      1,093
 3,672   Directors' Restricted Shares and
          Deferred Compensation Plan            343       -         81           -           -           -        262
741,000  Employees' Restricted Shares           925       -     18,816           -           -     (17,891)         -
65,146   Hawaii Insurance Network             1,299       -      1,299           -           -           -          -
Stock Compensation                              853       -                    853           -           -          -
Cash Dividends Paid                         (28,790)      -          -           -     (28,790)          -          -
---------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                 $1,395,731    $806   $367,390    $ 25,886  $1,028,036    $(17,891)  $ (8,496)
=====================================================================================================================
Balance at December 31, 1999             $1,212,330    $806   $345,851    $(66,106) $  942,177    $      -   $(10,398)
Comprehensive Income
 Net Income                                  46,472       -          -           -      46,472           -          -    $ 46,472
 Other Comprehensive Income, Net of Tax
  Investment Securities                     (10,696)      -          -     (10,696)          -           -          -     (10,696)
  Foreign Currency Translation Adjustment     1,340       -          -       1,340           -           -          -       1,340
                                                                                                                         --------
 Total Comprehensive Income                                                                                              $ 37,116
                                                                                                                         ========
Common Stock Issued
   39,382  Profit Sharing Plan                  723       -         18           -        (128)          -        833
  140,260  Stock Option Plan                  2,018       -          3           -      (1,019)          -      3,034
  115,574  Dividend Reinvestment Plan         1,899       -         52           -        (616)          -      2,463
    4,696  Directors' Restricted Shares and
            Deferred Compensation Plan           94       -         94           -           -           -          -
Treasury Stock Purchased                    (16,936)      -          -           -           -           -    (16,936)
Cash Dividends Paid                         (27,845)      -          -           -     (27,845)          -          -
---------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                 $1,209,399    $806   $346,018    $(75,462) $  959,041    $      -   $(21,004)
=====================================================================================================================

                                    See accompanying notes to consolidated financial statements.


Pacific Century Financial Corporation and subsidiaries
Consolidated Statements of Cash Flows      (Unaudited)
=============================================================================================
Six Months ended June 30
(dollars in thousands)                                                 2001          2000
=============================================================================================
Operating Activities
Net Income                                                         $    60,416    $    46,472
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
       Provision for loan losses                                        58,879         96,929
       Depreciation and amortization                                    30,427         28,908
       Amortization of deferred loan fees and leasing income           (21,330)       (23,051)
       Amortization of deferred stock grants                             1,778           --
       Deferred income taxes                                           (10,652)       (24,685)
       Investment security (gains) losses                              (31,884)            78
       Proceeds from sales of loans held for sale                      195,922        120,151
       Originations of loans held for sale                            (588,088)      (112,774)
       Gain on sale of card portfolio and branches                    (100,208)          --
       Net change in other assets and liabilities                       49,716           (942)
                                                                   --------------------------
       Net cash provided (used) by operating activities               (355,024)       131,086
---------------------------------------------------------------------------------------------

Investing Activities
Proceeds from redemptions of investment securities
  held to maturity                                                     102,322         84,074
Purchases of investment securities held to maturity                    (48,696)       (18,197)
Proceeds from sales and redemptions of investment securities
  available for sale                                                  683,078         86,216
Purchases of investment securities available for sale                 (324,061)       (54,955)
Net decrease (increase) in loans and lease financing                   925,953       (297,845)
Proceeds from sale of card portfolio and branches                      707,010           --
Premises and equipment, net                                             (7,976)        (6,475)
                                                                   --------------------------
       Net cash provided (used) by investing activities              2,037,630       (207,182)
---------------------------------------------------------------------------------------------

Financing Activities
Net decrease in demand, savings, and time deposits                    (972,113)      (285,072)
Proceeds from lines of credit and long-term debt                         2,048        200,048
Repayments of long-term debt                                          (168,348)       (25,531)
Net decrease in short-term borrowings                                 (227,572)       (22,134)
Proceeds from issuance of common stock, net of
  common stock repurchased                                               9,560        (12,202)
Cash dividends                                                         (28,790)       (27,845)
                                                                   --------------------------
       Net cash used by financing activities                        (1,385,215)      (172,736)
---------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                 27,496          1,340
                                                                   --------------------------
       Increase (Decrease) in cash and cash equivalents                324,887       (247,492)

Cash and cash equivalents at beginning of year                         851,231        971,108
                                                                   --------------------------
Cash and cash equivalents at end of period                         $ 1,176,118    $   723,616
=============================================================================================

         See accompanying notes to consolidated financial statements.

                     Pacific Century Financial Corporation
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Pacific Century Financial Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Certain prior period amounts have been reclassified to conform to current period classifications.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 2000 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

International operations include certain activities located domestically in Hawaii, as well as branches and subsidiaries domiciled outside the United States. The operations of Bank of Hawaii and First Savings and Loan Association of America (First Savings) located in the West and South Pacific that are denominated in U.S. dollars are classified as domestic. The Company's international operations are primarily concentrated in Hong Kong, Japan, Singapore, South Korea, Taiwan, French Polynesia, Fiji, New Caledonia, Papua New Guinea and Vanuatu.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include: cash and non-interest bearing deposits, interest bearing deposits, securities
purchased under agreements to resell and funds sold.   All amounts are readily
convertible to cash and have maturities less than ninety days.

Income Taxes

The provision for income taxes is computed by applying statutory federal, foreign, and state income tax rates to income before income taxes as reported in the Consolidated Statements of Income after adjusting for non-taxable items, principally from tax-exempt interest income, bank owned life insurance income and goodwill written off in the second quarter of 2001. The write-off was associated with the Company's divestiture of its California bank. The tax provision is also reduced by low-income housing, and investment tax credits.

Regulatory Matters

The Company continues to comply with the terms of the previously disclosed Memorandum of Understanding. The Company obtained regulatory approval for dividend payments for the first, second and third quarters of 2001. In addition, regulatory approval was obtained for a $70 million share repurchase program which began on July 26, 2001.


Note 2.   Restructuring

On April 23, 2001 the Company announced its new strategic plan designed to maximize shareholder value by strengthening its Hawaii and West Pacific operations and divesting most other holdings. The Company plans to divest or wind down its operations in California, the South Pacific and Asia. It will maintain its operations in Hawaii, the West Pacific, American Samoa, Japan and a leasing office in Arizona.

On June 5, 2001, the Company announced the sale of Pacific Century Bank, N.A, its California bank subsidiary. The sale of all 20 branches includes approximately $640 million in deposits, $570 million in loans and 300 employees. The sale is expected to be completed in the third quarter. The Company also expects to sell its operations in the South Pacific and to close its Asian branches by the end of 2001.

In connection with these divestitures, the Company incurred restructuring and related costs as follows.

  (in millions)                         Three-Months Ended   Six-Months Ended
                                          June 30, 2001       June 30, 2001

  Foreign Currency Translation Losses        $ 2.2                $30.2
  Write-down of goodwill                      15.5                 15.5
  Termination Costs                           14.3                 15.7
  Unrealizable Foreign Tax Credit                -                  5.0
  Unrecoverable Investments                      -                  6.1
  Contract and Lease Terminations              3.1                  3.1
  Consulting fees                              1.5                  2.1
  Other                                        1.2                  4.5
                                             -----                -----
  Total                                      $37.8                $82.2
                                             =====                =====
In addition, $1.2 million of accelerated depreciation on assets to be disposed of in connection with the closure of the Asian branches was incurred in the second quarter 2001.

The foreign currency translation losses were for the write-off of the deferred tax assets associated with translation losses that were previously recognized. The $15.5 million goodwill impairment charge was taken in anticipation of the sale of the California bank subsidiary and reflects the after tax loss that will occur as a result of the sale. The termination costs accrued were primarily for severance costs that will be paid out over the next six months to 474 employees of the Asia Division and the California bank. The termination costs and the lease and contract termination are included in the restructuring accrual as of June 30, 2001.

   Activity in the Restructuring Accrual

     Balance at December 31, 2000        $    -

     Restructuring Charges                  2.3
                                         ------
     Balance at March 31, 2001           $  2.3
     Restructuring Charges                 17.4
     Payments                              (1.2)
                                         ------
     Balance at June 30, 2001            $ 16.2


Note 3.  Business Segments

The Company is a financial services organization that has maintained a broad presence throughout the Pacific region. This presence will change over the remainder of the year in conjunction with management's announced intention to divest non-core holdings. Operations in Hawaii, the West Pacific, American Samoa and Japan will be retained, as well as an office in Arizona for its leasing operations and technology support. Consequently, during the first quarter of 2001, the Company realigned its business from geographic segments into the following segments: Retail Banking, Commercial Banking, Financial Services Group, Divestiture Businesses and Treasury and Other Corporate. Corporate Restructuring Related Activities have been segregated for the current year due to their non-recurring nature.

Business segment results are determined based on the Company's internal financial management organizational structure. The Company uses a variety of techniques to assign and transfer balance sheet and income statement amounts between business segments including allocations of common costs and capital. These techniques and accounting practices are not covered by accounting principles generally accepted in the United States. The Company is continuing to develop its business segment accounting practices and, during the first half of 2001, implemented changes in the way that segment results are used. Accordingly, the previously presented operating results for the periods ended June 30, 2000 have been reclassified to be consistent with the periods ended June 30, 2001. It is possible that further revision of segment accounting practices may be made in future periods, accordingly prior segment information may be reclassified.

The financial results for the three and six months ended June 30, 2001 and 2000 are presented below for each of the Company's principal segments.


Business Segment Selected Financial Information

                                                                                                       Corporate
                                                                                                        Restruc-
                                                                  Financial                 Treasury      turing     Consoli-
                                                                  Services     Divestiture  and Other    Related      dated
                                         Retail     Commercial      Group      Businesses   Corporate   Activities    Total
                                        ---------   ----------    ---------    -----------  ----------  ----------   ---------
Three Months Ended June 30, 2001
Net Interest Income                     $  42,150    $  41,096    $   2,863    $  28,979    $   1,715        --      $ 116,803
Loan Loss Provision                        (1,724)        (848)        --         (3,841)        --          --         (6,413)
                                        ---------    ---------    ---------    ---------    ---------   ---------    ---------

Net Interest Income after Provision        40,426       40,248        2,863       25,138        1,715        --        110,390
Gains from Divestitures                      --           --           --           --           --        35,929       35,929
Other Non-Interest Income                  20,370        6,474       20,959        7,507        7,137        --         62,447
                                        ---------    ---------    ---------    ---------    ---------   ---------    ---------

Total Revenue                              60,796       46,722       23,822       32,645        8,852      35,929      208,766
Restructuring & Other related costs          --           --           --           --           --        38,988       38,988
Non-Interest Expense                       45,394       22,749       19,843       30,625        4,236        --        122,847
                                        ---------    ---------    ---------    ---------    ---------   ---------    ---------

Net Income (Loss) Before Income Taxes      15,402       23,973        3,979        2,020        4,616      (3,059)      46,931
Income Taxes                               (7,140)      (9,845)      (1,672)        (828)         394      (1,101)     (20,192)
                                        ---------    ---------    ---------    ---------    ---------   ---------    ---------

Net Income (Loss)                       $   8,262    $  14,128    $   2,307    $   1,192    $   5,010   ($  4,160)   $  26,739
                                        =========    =========    =========    =========    =========   =========    =========

                                                                                                       Corporate
                                                                                                        Restruc-
                                                                  Financial                 Treasury      turing     Consoli-
                                                                  Services     Divestiture  and Other    Related      dated
                                         Retail     Commercial      Group      Businesses   Corporate   Activities    Total
                                        ---------   ----------    ---------    -----------  ----------  ----------   ---------
Three Months Ended June 30, 2000
Net Interest Income                     $  40,041    $  49,695    $   2,069    $  38,213    $   2,260         --     $ 132,278
Loan Loss Provision                        (2,026)     (58,117)        --        (15,596)      (7,668)        --       (83,407)
                                        ---------    ---------    ---------    ---------    ---------    ---------   ---------

Net Interest Income after Provision        38,015       (8,422)       2,069       22,617       (5,408)        --        48,871
Gains from Divestitures                      --           --           --           --           --           --          --
Other Non-Interest Income                  18,634        8,067       21,780       11,517       19,173         --        79,171
                                        ---------    ---------    ---------    ---------    ---------    ---------   ---------

Total Revenue                              56,649         (355)      23,849       34,134       13,765         --       128,042
Restructuring & Other related costs          --           --           --           --           --           --          --
Non-Interest Expense                       39,511       22,810       16,952       33,746        8,158         --       121,177
                                        ---------    ---------    ---------    ---------    ---------    ---------   ---------

Net Income (Loss) Before Income Taxes      17,138      (23,165)       6,897          388        5,607         --         6,865
Income Taxes                               (7,198)       9,720       (2,896)         675         (459)        --          (158)
                                        ---------    ---------    ---------    ---------    ---------    ---------   ---------

Net Income (Loss)                       $   9,940    ($ 13,445)   $   4,001    $   1,063    $   5,148         --     $   6,707
                                        =========    =========    =========    =========    =========   =========    =========


Business Segment Selected Financial Information

                                                                                                       Corporate
                                                                                                        Restruc-
                                                                  Financial                 Treasury      turing     Consoli-
                                                                  Services     Divestiture  and Other    Related      dated
                                         Retail     Commercial      Group      Businesses   Corporate   Activities    Total
                                        ---------   ----------    ---------    -----------  ----------  ----------   ---------
Six Months Ended June 30, 2001
Net Interest Income                     $  84,307    $  81,713    $   5,395    $  66,945    $   6,118       (2,444)   $ 242,034
Loan Loss Provision                        (4,470)     (10,152)        --         (7,541)        --        (36,716)     (58,879)
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------

Net Interest Income after Provision        79,837       71,561        5,395       59,404        6,118      (39,160)     183,155
Gains from Divestitures                      --           --           --           --           --        132,282      132,282
Other Non-Interest Income                  41,972       15,492       41,867       20,581       10,217       (3,300)     126,829
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------

Total Revenue                             121,809       87,053       47,262       79,985       16,335       89,822      442,266
Restructuring & Other related costs          --           --           --           --           --         83,426       83,426
Non-Interest Expense                       86,557       46,240       39,024       68,970       10,258         --        251,049
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------

Net Income (Loss) Before Income Taxes      35,252       40,813        8,238       11.015        6,077        6,396      107,791
Income Taxes                              (14,805)     (18,690)      (3,460)      (2,450)        (257)      (7,713)     (47,375)
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------

Net Income (Loss)                       $  20,447    $  22,123    $   4,778    $   8,565    $   5,820    ($  1,317)   $  60,416
                                        =========    =========    =========    =========    =========   =========    =========

                                                                                                       Corporate
                                                                                                        Restruc-
                                                                  Financial                 Treasury      turing     Consoli-
                                                                  Services     Divestiture  and Other    Related      dated
                                         Retail     Commercial      Group      Businesses   Corporate   Activities    Total
                                        ---------   ----------    ---------    -----------  ----------  ----------   ---------
Six Months Ended June 30, 2000
Net Interest Income                     $  81,830    $  98,164    $   3,874    $  76,148    $  18,098         --     $ 278,114
Loan Loss Provision                        (4,477)     (64,917)        --        (19,866)      (7,669)        --       (96,929)
                                        ---------    ---------    ---------    ---------    ---------    ---------   ---------

Net Interest Income after Provision        77,353       33,247        3,874       56,282       10,429         --       181,185
Gains from Divestitures                      --           --           --           --           --           --          --
Other Non-Interest Income                  36,797       15,595       44,206       22,942       17,952         --       137,492
                                        ---------    ---------    ---------    ---------    ---------    ---------   ---------

Total Revenue                             114,150       48,842       48,080       79,224       28,381         --       318,677
Restructuring & Other related costs          --           --           --           --           --           --          --
Non-Interest Expense                       80,327       45,025       34,532       70,870       17,227         --       247,981
                                        ---------    ---------    ---------    ---------    ---------    ---------   ---------

Net Income (Loss) Before Income Taxes      33,823        3,817       13,548        8,354       11,154         --        70,696
Income Taxes                              (14,206)        (807)      (5,690)      (2,619)        (902)        --       (24,224)
                                        ---------    ---------    ---------    ---------    ---------    ---------   ---------
Net Income (Loss)                       $  19,617    $   3,010    $   7,858    $   5,735    $  10,252         --     $  46,472
                                        =========    =========    =========    =========    =========   =========    =========


Note 4.  Recent Accounting Pronouncements

During 2001, the Company adopted the requirements of Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and

Extinguishments of Liabilities (SFAS 140). SFAS 140 revised the criteria for accounting for securitizations and other transfers of financial assets and collateral, and introduced new disclosures. Adoption of SFAS 140 had no material effect on the Company's financial statements.

On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141, effective June 30, 2001, requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. During a transition period from July 1, 2001 through December 31, 2001, goodwill associated with business combinations completed prior to July 1, 2001 will continue to be amortized through the income statement. Effective January 1, 2002, all goodwill amortization expense will cease and goodwill will be assessed (at least annually) for impairment at the reporting unit level by applying a fair-value based test. SFAS 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized. Under SFAS 142 intangibles with indefinite lives will no longer be amortized to the income statement. Beginning January 1, 2002, under SFAS 142 the elimination of goodwill amortization is expected to increase net income by approximately $1.8 million, after taking into consideration the goodwill that will be eliminated with the Company's planned divestitures. The Company will also perform an initial goodwill assessment to determine if a transition impairment charge will be recognized under SFAS 142.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements regarding the Company's beliefs, estimates, projections and assumptions, which are provided to assist in the understanding of certain aspects of the Company's anticipated future financial performance. The Company cautions readers not to place undue reliance on any forward-looking statement. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond the Company's control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any assumption could prove to be inaccurate and actual results may differ from those contained in or implied by such forward-looking statements for a variety of reasons. Factors that might cause differences to occur include, but are not limited to, economic conditions in the markets that the Company serves including those in Hawaii, the U.S. Mainland, Asia and the South Pacific; shifts in interest rates; fluctuations in currencies of Asian Rim and South Pacific countries relative to the U.S. dollar; factors impacting the implementation of the strategic plan (including restructuring of the Company), which may result in the plan not being completed within the expected financial and time estimates; credit markets may deteriorate; credit quality initiatives may fall short of the Company's goals; the expense reductions may not be achieved; the Company may not be able to maintain its net interest margin; proposed equity repurchases may not be implemented within the expected financial and time estimates; implementation of the strategic plan may cause unanticipated organizational disruptions; customer acceptance of our business as restructured may be less than expected; changes in applicable federal, state, and foreign income tax laws and regulatory and monetary policies; and increases in competitive pressures in the banking and financial services industry could increase, particularly in connection with product delivery and pricing. Unless expressly stated, the Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.


PERFORMANCE HIGHLIGHTS

The Company reported earnings for the three months ended June 30, 2001 of $26.7 million, compared to $6.7 million for the three months ended June 30, 2000. Diluted earnings per share were $0.32 for the second quarter of 2001 compared to $0.08 in the second quarter of 2000. The Company's net income for the first six months of 2001 was $60.4 million, compared to $46.5 million for the corresponding period of the prior year.

On April 23, 2001 the Company announced a new strategic plan designed to maximize shareholder value by strengthening its Hawaii and West Pacific operations and divesting most other holdings. In connection with this plan, the Company announced in June 2001, the sale of Pacific Century Bank, N.A., the California bank subsidiary. The sale is expected to be completed in the third quarter. The Company also plans to sell its operations in the South Pacific and close its Asian branches by the end of 2001. It will maintain its operations in Hawaii, the West Pacific, American Samoa, Japan and a leasing office in Arizona. As a consequence of the plan, the Company recognized restructuring and other related costs of $39.0 million and $83.4 million during the three and six months ended June 30, 2001.

For the quarter ended June 30, 2001, earnings included gains of $24.8 million from the sale of Pacific Century Bank N.A.'s Arizona branches, and $11.1 million from the sale of investment securities. During the first quarter of 2001, the Company realized a gain of $75.4 million on the sale of its credit card portfolio and a gain of $20.9 million on the exchange of stock in Star Systems, Inc. for Concord EFS, Inc.

The provision for loan and lease losses was $6.4 million for the second quarter 2001, approximating net charge-offs. The prior quarter and comparable quarter last year included provisions for loan and lease losses of $52.5 million and $83.4 million, respectively, which strengthened the allowance for loan and lease losses.

The Company continued to improve its asset quality during the second quarter. Non-performing assets, exclusive of accruing loans past due 90 days or more, decreased to $118.9 million at June 30, 2001, relatively unchanged from March 31, 2001 and down from $183.0 million at December 31, 2000 and $210.6 million at June 30, 2000. At June 30, 2001 and March 31, 2001 the allowance for loan losses was $199.8 million compared with $246.2 million and $246.6 million at December 31 and June 30, 2000, respectively. The ratio of the allowance to loans was 2.62% and 2.56% at June 30, 2001 and 2000, respectively.

In the second quarter of 2001, return on average assets (ROAA) and return on average equity (ROAE) were 0.83% and 7.69%, respectively, compared to 0.19% and 2.19% in the second quarter of 2000. On a year-to-date basis, ROAA was 0.91% and 0.66% in 2001 and 2000, respectively, and ROAE was 9.0% in 2001 compared to 7.65% in 2000.

Total assets at June 30, 2001 were $12.8 billion, down from $14.0 billion at December 31, 2000 and $14.3 billion at June 30, 2000. The decrease in total assets was largely due to reductions in the Company's loan portfolio, which was $2.0 billion lower at June 30, 2001 as compared to June 30, 2000. The decline in loans was partially due to sales in 2001 of commercial loans, credit card loans, the Company's Arizona branches and planned risk reduction in the portfolio, partially offset by a $106.9 million increase in the mortgage loan portfolio. In addition, since December 31, 2000, loans in the Company's Asia branches have declined as the branches are winding down their operations.


Highlights                                                                         Table 1
-------------------------------------------------------------------------------------------
(dollars in thousands except per share amounts)

Earnings Highlights and Performance Ratios                         2001               2000
-------------------------------------------------------------------------------------------
Three Months Ended June 30
   Net Income                                                   $26,739             $6,707
   Basic Earnings Per Share                                        0.33               0.08
   Diluted Earnings Per Share                                      0.32               0.08
   Cash Dividends                                                14,426             14,305
   Return on Average Assets                                       0.83%              0.19%
   Return on Average Equity                                       7.69%              2.19%
   Net Interest Margin                                            3.92%              4.11%
   Core Efficiency Ratio (a)                                     68.74%             60.57%

Six Months Ended June 30
   Net Income                                                   $60,416            $46,472
   Basic Earnings Per Share                                        0.75               0.58
   Diluted Earnings Per Share                                      0.74               0.58
   Cash Dividends                                                28,790             27,845
   Return on Average Assets                                       0.91%              0.66%
   Return on Average Equity                                       9.00%              7.65%
   Net Interest Margin                                            3.94%              4.12%
   Core Efficiency Ratio (a)                                     66.98%             61.26%

Summary of Results Excluding the Effect of Intangibles (b)
-------------------------------------------------------------------------------------------
Three Months Ended June 30
   Net Income                                                   $28,676            $10,526
   Basic Earnings per Share                                       $0.36              $0.13
   Diluted Earnings per Share                                     $0.35              $0.13
   Return on Average Assets                                       0.90%              0.30%
   Return on Average Equity                                       9.41%              4.10%
   Core Efficiency Ratio (a)                                     66.71%             58.43%

Six Months Ended June 30
   Net Income                                                   $67,383            $53,973
   Basic Earnings per Share                                       $0.84              $0.68
   Diluted Earnings per Share                                     $0.82              $0.67
   Return on Average Assets                                       1.03%              0.77%
   Return on Average Equity                                      11.59%             10.66%
   Core Efficiency Ratio (a)                                     64.96%             59.18%

(a) Core earnings excludes restructuring and non-recurring transactions.
(b) Intangibles include goodwill, core deposit and trust Intangibles, and other intangibles.


                                                                June 30            June 30
Statement of Condition Highlights                                  2001               2000
-------------------------------------------------------------------------------------------
Total Assets                                                $12,755,511        $14,294,625
Net Loans                                                     7,418,607          9,368,718
Total Deposits                                                8,108,468          9,109,146
Total Shareholders' Equity                                    1,395,731          1,209,399

Book Value Per Common Share                                      $17.24             $15.23
Allowance / Loans Outstanding                                     2.62%              2.56%
Average Equity / Average Assets                                  10.08%              8.59%
Employee (FTE)                                                    4,197              4,275
Branches                                                            156                174

Common Stock Price Range Quarter Ended
         Closing                                                 $25.79             $14.63
         High                                                    $25.80             $23.19
         Low                                                     $19.38             $14.63

STATEMENT OF INCOME ANALYSIS

Net Interest Income

Taxable-equivalent net interest income was $116.9 million for the second quarter of 2001, down $17.2 million, or 12.8% from the comparable period in 2000. Taxable-equivalent net interest income was $242.2 million for the six-months ended June 30, 2001, down $26.4 million, or 9.8% from the same period in 2000. The decline in net interest income was attributable to: 1) decreases in the Company's loan portfolio, in particular the sale of the credit card portfolio and Arizona branches which portfolios were higher yielding than the portfolios that remain, and 2) interest rate reductions during 2001 as a result of actions taken by the Federal Reserve. During the second quarter of 2001, the Federal Reserve reduced interest rates by 125 basis points. Since the end of the second quarter 2000 interest rates have been reduced by 275 basis points.

The income statement presentation has been modified effective June 30, 2001. All prior periods have been reclassified. The modifications include: presenting mortgage banking related activities as a separate financial statement line, combining Interest on Loans, Loan Fees and Income on Lease Financing into one financial statement line, reclassifying interchange and other fees to Fees, Exchange, and Other Service charges, and separately classifying goodwill and other intangible amortization. The following illustrates the reclassifications for the three and six months ended June 30, 2000.

                                             Three Months Ended 6/30/00           Six Months Ended 6/30/00
=============================================================================================================
(in thousands)
                                           Previously       Amounts after      Previously     Amounts after
                                            Reported      Reclassification      Reported     Reclassification
-------------------------------------------------------------------------------------------------------------
Interest & Fees on Loans & Leases           $185,584         $197,980          $365,986         $389,382
Income from Lease Financing                    9,747             --              17,726             --
Loan Fees                                      8,977             --              17,223             --
Mortgage Banking                                 --             2,799              --              4,878
Fees, Exchange, and Other Service Charges     22,586           25,393            44,212           49,485
Goodwill & Other Intangible Amortization         --             4,278               --             8,340
Other Operating Expense                       41,998           36,998            81,951           72,209

The Company's net interest margin was 3.92% in the quarter ended June 30, 2001, a decrease of 19 basis points from the comparable period a year ago. For the first six-months of the year, the net interest margin was 3.94%, compared to 4.12% for the comparable period in 2000. Presented in Table 2 are average balances, yields earned, and rates paid for the three and six-month periods ended June 30, 2001 and June 30, 2000.


Consolidated Average Balances and Interest Rates Taxable Equivalent                                                  Table 2
=============================================================================================================================
                                                              Three Months Ended                      Three Months Ended
                                                                 June 30, 2001                          June 30, 2000
                                                      Average       Income/        Yield/      Average     Income/    Yield/
(in millions of dollars)                              Balance       Expense         Rate       Balance     Expense     Rate
=============================================================================================================================
Earning Assets
  Interest Bearing Deposits                            $414.3          $4.9           4.75%      $220.0      $3.6      6.49%
  Investment Securities Held to Maturity
    -Taxable                                            638.4          10.9           6.85        723.3      13.3      7.41
    -Tax-Exempt                                           3.7           0.2          23.78          8.3       0.4     18.04
  Investment Securities Available for Sale            2,318.3          36.2           6.25      2,514.8      41.2      6.58
  Funds Sold                                            120.3           1.4           4.51         32.2       0.5      6.13
  Net Loans
    -Domestic                                         7,341.8         144.5           7.90      8,104.4     174.6      8.66
    -Foreign                                          1,136.9          19.3           6.80      1,532.5      25.1      6.58
                                                    --------------------------------------    -----------------------------
 Total Loans                                          8,478.7         163.8           7.75      9,636.9     199.6      8.33
                                                    --------------------------------------    -----------------------------
    Total Earning Assets                             11,973.7         217.4           7.28     13,135.5     258.5      7.92
Cash and Due From Banks                                 367.6                                     444.0
Other Assets                                            655.1                                     638.8
                                                    ---------                                 ---------
    Total Assets                                    $12,996.4                                 $14,218.4
                                                    =========                                 =========
Interest Bearing Liabilities
  Domestic Deposits  - Demand                        $1,905.0           9.3           1.95     $2,097.8      12.3      2.36
                     - Savings                          698.8           3.7           2.14        691.5       3.5      2.03
                     - Time                           2,654.1          37.3           5.64      2,744.0      36.4      5.33
                                                    --------------------------------------    -----------------------------
    Total Domestic                                    5,257.9          50.3           3.83      5,533.3      52.1      3.79
  Foreign Deposits
    - Time Due to Banks                                 317.4           3.5           4.45        422.0       6.2      5.90
    - Other Time and Savings                            709.3           6.3           3.55      1,133.8      12.4      4.42
                                                    --------------------------------------    -----------------------------
    Total Foreign                                     1,026.7           9.8           3.83      1,555.8      18.6      4.82
                                                    --------------------------------------    -----------------------------
    Total Interest Bearing Deposits                   6,284.6          60.1           3.83      7,089.1      70.8      4.02
Short-Term Borrowings                                 2,108.2          25.9           4.94      2,728.1      40.4      5.95
Long-Term Debt                                          864.5          14.5           6.71        807.2      13.3      6.64
                                                    --------------------------------------    -----------------------------
    Total Interest Bearing Liabilities                9,257.3         100.5           4.35     10,624.4     124.5      4.71
                                                    --------------------------------------    -----------------------------
Net Interest Income                                                   116.9                                 134.1
Interest Rate Spread                                                                  2.93%                            3.21%
Net Interest Margin                                                                   3.92%                            4.11%
Demand Deposits  - Domestic                           1,567.8                                   1,666.5
                 - Foreign                              348.4                                     366.0
                                                    ---------                                 ---------
Total Demand Deposits                                 1,916.2                                   2,032.5
Other Liabilities                                       428.5                                     331.5
Shareholders' Equity                                  1,394.4                                   1,230.0
                                                    ---------                                 ---------
    Total Liabilities and Shareholders' Equity      $12,996.4                                 $14,218.4
                                                    =========                                 =========

Provision for Loan Losses                                               6.4                                  83.4
Net Overhead                                                           63.5                                  43.1
                                                                  ---------                             ---------
Income Before Income Taxes                                             47.0                                   7.6
Provision for Income Taxes                                             20.2                                   0.2
Tax-Equivalent Adjustment                                               0.1                                   0.7
                                                                  ---------                             ---------
Net Income                                                            $26.7                                  $6.7
                                                                  =========                             =========

                                                          Six Months Ended             Six Months Ended
                                                            June 30, 2001                June 30, 2000
                                                   Average   Income/    Yield/    Average    Income/  Yield/
                                                   Balance   Expense     Rate     Balance    Expense    Rate
=============================================================================================================
Earning Assets
  Interest Bearing Deposits                           $373.5    $10.1      5.46%     $226.0     $7.3      6.51%
  Investment Securities Held to Maturity
    -Taxable                                           645.5     22.5      7.04       749.4     27.6      7.40
    -Tax-Exempt                                          3.7      0.4     23.53         9.1      0.8     17.65
  Investment Securities Available for Sale           2,398.7     75.4      6.34     2,520.9     82.2      6.56
  Funds Sold                                           100.5      2.5      4.92        33.6      1.0      5.83
  Net Loans
    -Domestic                                        7,662.0    311.9      8.21     8,001.2    341.2      8.58
    -Foreign                                         1,206.9     41.1      6.87     1,559.3     49.9      6.44
                                                    ---------------------------     --------------------------
 Total Loans                                         8,868.9    353.0      8.03     9,560.5    391.1      8.23
                                                    ---------------------------     --------------------------
    Total Earning Assets                            12,390.8    463.9      7.55    13,099.5    510.0      7.83
Cash and Due From Banks                                402.7                          475.3
Other Assets                                           625.2                          635.1
                                                   ----------                     ---------
    Total Assets                                   $13,418.7                      $14,209.9
                                                   =========                      =========
Interest Bearing Liabilities
  Domestic Deposits  - Demand                       $1,956.4     20.9      2.16   $ 2,106.7     24.5      2.34
                     - Savings                         682.3      7.1      2.09       695.8      7.0      2.03
                     - Time                          2,777.7     80.4      5.84     2,754.4     71.5      5.22
    Total Domestic                                   5,416.4    108.4      4.04     5,556.9    103.0      3.73

  Foreign Deposits
    - Time Due to Banks                                402.9     10.2      5.09       454.9     13.2      5.84
    - Other Time and Savings                           754.9     13.4      3.60     1,127.7     22.8      4.06

    Total Foreign                                    9,700.1     23.6      4.12     1,582.6     36.0      4.57

    Total Interest Bearing Deposits                  6,574.2    132.0      4.05     7,139.5    139.0      3.92
Short-Term Borrowings                                2,235.8     59.9      5.40     2,677.4     76.4      5.74
Long-Term Debt                                         890.1     29.8      6.75       790.1     26.0      6.62

    Total Interest Bearing Liabilities               9,700.1    221.7      4.61    10,607.0    241.4      4.58

Net Interest Income                                             242.2                          268.6
Interest Rate Spread                                                       2.94%                          3.25%
Net Interest Margin                                                        3.94%                          4.12%
Demand Deposits - Domestic                           1,602.1                        1,665.0
                - Foreign                              362.8                          392.8
                                                   ---------                      ---------
Total Demand Deposits                                1,964.9                        2,057.8
Other Liabilities                                      400.7                          324.1
Shareholders' Equity                                 1,353.0                        1,221.0
                                                   ---------                      ---------
    Total Liabilities and Shareholders' Equity     $13,418.7                      $14,209.9
                                                   =========                      =========

Provision for Loan Losses                                        58.9                           96.9
Net Overhead                                                     75.4                          100.0
                                                                -----                          -----
Income Before Income Taxes                                      107.9                           71.7
Provision for Income Taxes                                       47.4                           24.2
Tax-Equivalent Adjustment                                         0.1                            1.0
                                                                -----                          -----
Net Income                                                      $60.4                          $46.5
                                                                =====                          =====

Provision for Loan Losses

The provision for loan losses was $6.4 million and $58.9 million for the three and six-month periods ended June 30, 2001, compared to $83.4 million and $96.9 million for the same respective periods in 2000. The provision for the second quarter 2001 approximated net charge-offs, while the quarters ended June 30, 2000 and March 31, 2001 included additional provisions intended to strengthen the allowance for loan losses. For further information on credit quality, refer to the section on "Corporate Risk Profile - Credit Risk - Allowance for Loan Losses" in this report.

Non-Interest Income

Non-interest income was $98.4 million and $259.1 million for the three and six-month periods ended June 30, 2001, compared to $79.2 million and $147.6 million for the comparable periods in 2000. Several transactions that resulted in gains being recognized, including the sales of the Company's Arizona branches and credit card portfolio and the sale of investment securities impacted non-interest income in 2001. After excluding non-recurring gains in 2001 and in 2000, core non-interest income was $62.4 million in the second quarter of 2001, compared to $67.3 million in the second quarter of 2000, and core non-interest income for the first half of 2001 was $130.1 million, compared to $137.5 million in the same period of 2000.

The decrease in core non-interest income was largely due to the implementation of the Company's strategic plan, which called for an intentional scale-back in certain businesses. The $5.4 million decrease in the second quarter 2001 from the second quarter 2000 was due to a reduction in interchange fees, resulting from the sale of the Company's credit card portfolio, and foreign exchange, trading and letter of credit fees, resulting from the decision to reduce business in Asia.

Trust and asset management income declined to $15.2 million in the second quarter of 2001, from $16.3 million in the second quarter of 2000. Trust and asset management income was $31.0 million for the first six months of 2001, also down from the corresponding period of the prior year. The decreases were primarily attributable to reduced fees associated with declines in assets under administration.

Despite a 9% decrease in average demand deposits, service charges on deposit accounts declined only 3% to $9.9 million in the second quarter of 2001 compared to $10.2 million in the second quarter of 2000. This is primarily attributable to changes in deposit rate structures. Service charges were flat for the comparative six-month periods.

Mortgage banking income was $4.6 million in second quarter of 2001, an increase of 64.2% from $2.8 million in the second quarter of 2000. For the six-months ended June 30, 2001 and 2000, mortgage banking income was $9.7 million and $4.9 million, respectively. The 2001 increase was due to increased mortgage originations and higher gains on the sale of mortgage loans, partially offset by valuation adjustments of the held-for-sale portfolio.

Sales of investment securities during the three and six-months ended June 30, 2001 resulted in net investment security gains of $11.7 million and $31.9 million, respectively. These results compare to slight losses on the sale of securities in the same periods of 2000. Second quarter gains on sales included $7.4 million related to the sale of the Company's ownership interest in Concord EFS, Inc. and $3.7 million from the sale of the Company's holdings in the Bank of Queensland. In the first quarter of 2001 a $20.9 million gain was recognized on the exchange of the Company's ownership interest in Star Systems, Inc. for Concord EFS, Inc.

Non-Interest Expenses

Non-interest expenses were $161.8 million and $334.5 million for the three and six-month periods ended June 30, 2001, compared to $121.2 million and $246.6 million for the comparable periods in 2000. After excluding restructuring and related costs, core non-interest expenses were $122.8 million in the second quarter of 2001, compared to $121.2 million in the second quarter of 2000, and core non-interest expenses for the first half of 2001 were $251.1 million, compared to $248.0 million in the same period of 2000.

The restructuring and related costs that were referred to above totaled $37.8 million and $82.2 million for the three and six-month periods ended June 30, 2001. These expenses primarily related to severance costs, foreign exchange losses, and other expenses related to exiting certain businesses. Also included was a $15.5 million write-down of goodwill in anticipation of the Company's pending sale of the California bank. In addition, $1.2 million of accelerated depreciation on fixed assets to be abandoned in conjunction with the closure of the Asian branches was incurred in the second quarter. These expenses are included in net occupancy and net equipment expense. Refer to Note 2 to the Consolidated Financial Statements for further discussion.

Salaries and pension and other employee benefits expense totaled $60.3 million and $122.5 million in the three and six-month periods of 2001, compared to $55.2 million and $117.4 million for the corresponding periods of 2000. The reduction in employees due to the sale of the Arizona branches was offset by the addition of employees to improve service levels in Hawaii. The increased expenses were primarily attributable to higher commission and incentive plan costs. In addition, the grants of restricted stock to employees increased costs by slightly less than $1.0 million.

Net equipment expense was $13.7 million in the second quarter of 2001, an increase of 13.2% from $12.1 million for the same period in 2000, and was $27.1 million for the first half of 2001, an increase from $24.1 million for the same period last year. The increase was largely due to higher software and equipment maintenance costs incurred in 2001 and accelerated depreciation on assets to be abandoned upon closure of the Asian branches.

Other operating expenses decreased to $33.9 million in the second quarter of 2001 from $37.0 million for the same quarter in 2000. On a year-to-date basis, other operating expenses decreased from $72.2 million in 2000 to $70.3 million in 2001. These decreases were primarily due to an adjustment to the insurance claims reserve of the Company's captive insurance company in the second quarter 2001. Other operating expenses were also lower due to a decrease in processing costs resulting from the sale of the credit card portfolio.

The increase in the efficiency ratio for the quarter is due largely to the divesting businesses where revenues declined faster than the corresponding expense levels. The Company anticipates that the efficiency ratio will return to a more normal level by the end of the year.

Income Tax Provision

The Company's effective tax rate was 43.0% for the second quarter 2001 and 43.9% for the first six-months of 2001. These effective rates compare to 2.3% and 34.3% in the corresponding periods of last year. The increases in 2001 were attributable to higher provisioning for state and foreign taxes, a higher level of non-deductible costs associated with the divestitures, the most significant of which was the write-off of $15.5 million of goodwill associated with the divestiture of the Company's California bank, and the write-off of $2 million of foreign tax assets.


BALANCE SHEET ANALYSIS

Loans

As of June 30, 2001, loans outstanding, excluding loans held-for-sale, had declined to $7.6 billion, from $9.2 billion at year-end 2000 and $9.6 billion at June 30, 2000. Consistent with the Company's strategic plan, during the first half of 2001, the Company sold $166.8 million of commercial loans, its $209.3 million credit card portfolio, and its Arizona branches ($230 million in loans). In addition, loans in the Asian branches have declined $234.1 million or 52.7%. The remaining decline was attributable to other strategic risk reductions in the portfolio.

Table 3 presents the composition of the loan portfolio by major loan categories as of June 30, 2001, March 31, 2001, December 31, 2000 and June 30, 2000.


Loan Portfolio Balances                                                                                  Table 3
-----------------------------------------------------------------------------------------------------------------

                                                     June 30         March 31          December 31       June 30
(dollars in millions)                                   2001             2001                 2000          2000
-----------------------------------------------------------------------------------------------------------------
Domestic Loans
      Commercial and Industrial                     $1,781.5         $2,088.7             $2,436.2      $2,674.8
      Real Estate
             Construction -- Commercial                213.6            284.0                282.4         294.3
                          -- Residential                32.4             28.9                 25.0          21.9
              Mortgage    -- Commercial                866.3          1,023.8              1,125.5       1,241.2
                          -- Residential             2,755.4          2,837.2              2,827.3       2,653.3
      Installment                                      486.1            496.4                729.9         750.0
      Lease Financing                                  532.3            522.7                511.1         503.5
-----------------------------------------------------------------------------------------------------------------
         Total Domestic                              6,667.6          7,281.7              7,937.4       8,139.0
-----------------------------------------------------------------------------------------------------------------
Foreign Loans                                          950.8          1,143.3              1,297.8       1,476.3
-----------------------------------------------------------------------------------------------------------------
         Total Loans                                $7,618.4         $8,425.0             $9,235.2      $9,615.3
=================================================================================================================

Loans Held for Sale

Loans held for sale totaled $571.4 million at June 30, 2001, compared to $179.2 million at December 31, 2000, an increase of $392.2 million, and $128.7 million at June 30, 2000, an increase of $442.7 million. The loans held for sale were primarily residential mortgage loans and result from increased mortgage production during the first half of 2001.

Investment Securities

The Company's investment portfolio is managed to meet strategic asset/liability positioning, to provide both interest income and balance sheet liquidity and to collateralize customer deposits. Available-for-sale securities at June 30, 2001 were $2.2 billion, down 12.0% from $2.5 billion at year-end and the same date last year. Securities held to maturity were $616.4 million at June 30, 2001, declining from $670.0 million at year-end 2000 and $730.4 million a year ago. These decreases were largely due to maturities. Other short-term interest-earning assets totaled $784.6 million at the end of the second quarter, compared to $327.3 million and $249.7 million at December 31, 2000 and June 30, 2000, respectively. This increase resulted from the proceeds of the loan portfolio sales during the first half of 2001, and has enabled the Company to improve its liquidity.

At June 30, 2001 and December 31, 2000 investment securities with a book value of $2.0 billion and $2.3 billion, respectively, were pledged as collateral for repurchase agreement.

Deposits

As of June 30, 2001, deposits totaled $8.1 billion, down $1 billion from $9.1 billion at both December 31, 2000 and June 30, 2000. During 2001, domestic deposits decreased $351.2 million, primarily due to the sale of the Company's Arizona branches, while foreign deposits declined by $620.9 million. The decline in foreign deposits is attributable to the Company's planned exit from many of its foreign markets and decreased funding needs.

Table 4 presents average deposits by type as of June 30, 2001, December 31, 2000 and June 30, 2000.


Average Deposits                                                                                       Table 4
---------------------------------------------------------------------------------------------------------------
                                      June 30, 2001               December 31, 2000            June 30, 2000
                                  ----------------------         -------------------       --------------------
(dollars in millions)               Amount           Mix           Amount        Mix         Amount        Mix
---------------------------------------------------------------------------------------------------------------
Domestic
  Non-Interest Bearing Demand     $1,567.8         19.1%         $1,640.0      18.2%       $1,666.5      18.3%
  Interest-Bearing Demand          1,905.0         23.2%          2,061.9      22.9%        2,097.8      23.0%
  Regular Savings                    698.8          8.5%            684.8       7.6%          691.5       7.6%
  Time Certificates
    of Deposit
    ($100,000 or More)             1,250.2         15.3%          1,212.1      13.5%        1,231.0      13.5%
  All Other Time and
    Savings Certificates           1,403.9         17.1%          1,569.0      17.4%        1,513.0      16.6%
---------------------------------------------------------------------------------------------------------------
Total Domestic                     6,825.7         83.2%          7,167.8      79.6%        7,199.8      79.0%
---------------------------------------------------------------------------------------------------------------

Foreign
  Non-Interest Bearing Demand        348.4          4.2%            371.4       4.1%          366.0       4.0%
  Time Due to Banks                  317.4          3.9%            505.4       5.6%          422.0       4.6%
  Other Time and Savings             709.3          8.7%            960.5      10.7%        1,133.8      12.4%
---------------------------------------------------------------------------------------------------------------
Total Foreign                      1,375.1         16.8%          1,837.3      20.4%        1,921.8      21.0%
---------------------------------------------------------------------------------------------------------------
Total                             $8,200.8        100.0%         $9,005.1     100.0%       $9,121.6     100.0%
===============================================================================================================

Borrowings

Short-term borrowings, including funds purchased and securities sold under agreements to repurchase, totaled $2.1 billion at June 30, 2001, $2.3 billion at December 31, 2000 and $2.8 billion at June 30, 2000. The decline in short-term borrowings reflected the lower funding needs resulting from the decrease in the Company's assets.

Similarly, long-term debt at June 30, 2001 decreased to $830.9 million from $997.2 million at December 31, 2000 and $902.2 million at June 30, 2000. Subsequent to June 30, 2001, the Company repaid $125.0 million of long-term debt.

Shareholders' Equity

The Company's capital position remains strong. Total capital increased to $1.4 billion at June 30, 2001, an increase from $1.3 billion at December 31, 2000 and $1.2 billion at June 30, 2000. A further discussion of the Company's capital is included in the Corporate Risk Profile section of this report.


LINE OF BUSINESS FINANCIAL REVIEW


Beginning in December of 2000 and extending to the end of the first quarter, the Company performed an analytically rigorous self-assessment of all of its lines of business. The fundamental objective was to develop a plan to improve shareholder value. Management evaluated the attractiveness of each of the Company's businesses, as well as the ability to compete in those businesses in the future. Each business's performance was assessed in relation to the risks assumed and the extent to which returns are expected to exceed the cost of the capital allocated to them. It was concluded that three businesses: Pacific Century Bank, N.A., the Asia Division, and the South Pacific Division, excluding American Samoa, would not achieve sufficient returns to create shareholder value and therefore, would be divested or liquidated.

A new organizational structure was announced in April 2001 as a result of the assessment process. Businesses have been aligned into the following units:
Retail Banking, Commercial Banking, Financial Services, Divestiture Businesses, and Treasury and Other Corporate. Corporate Restructuring Related Activities have been segregated in the current year due to their non-recurring nature. The Line of Business Financial Review in this report is presented in a format that is consistent with the new organization structure. Note 3 to the Consolidated Financial Statements includes the Company's business segment financial reports for the three and six-month periods ended June 30, 2001 and 2000.

Key indicators of performance adopted by the Company include:

Economic:
--------

-- NIACC (Net Income After Capital Charge): The key indicator of creating value for the shareholder, it is determined by subtracting a charge for capital from economic net income. Positive value is created by generating net income above the Company's estimated cost of capital.

-- RAROC (Return on Risk Adjusted Capital): A complementary measure that indicates the economic return produced by the business on the risk-adjusted capital assigned to it.


GAAP:
----

-- Net income after Taxes: Net income generated by the business using measurement practices consistent with accounting principles generally accepted in the United States.

The key differences between the derivation of Economic and GAAP results are:

Provision for Loan Losses:  The GAAP provision represents the current period
-------------------------
change in reserve requirements.

The Economic Provision represents estimated losses in the credit portfolio assuming a "normalized" economic environment and loss rate over the business cycle. Consequently, there is no recognition of the free funds value of the loan loss reserve for Economic accounting.

Goodwill Amortization:  Amortization of Goodwill is not reflected in Economic
---------------------
results since it is assumed to use shareholder funds supported entirely by capital.

Excess Capital Funding Value: GAAP net income includes the free funding value of
----------------------------
a share of the Company's excess capital not allocated to the segments to cover risk. Economic results are based on risk-adjusted capital, necessitating adjustment for the excess capital funding value.

Economic NIACC and RAROC for each segment for the three months and six months ended June 30, 2001 are presented in Table 5.


Economic NIACC and RAROC                                                                                Table 5
(dollars in thousands)                                                                                                 Corporate
                                                                     Financial                         Treasury       Restructuring
                                                                      Services      Divestiture        and Other        Related
                                      Retail          Commercial        Group        Businesses        Corporate       Activities
                                  -------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2001
NIACC (Economic)                       4,784           (4,548)            340          (12,228)          (3,728)            --
RAROC (Economic)                         19%              11%             16%               0%             -23%             --
                                  =================================================================================================
Three Months Ended June 30, 2000
NIACC (Economic)                       4,303            1,692            (322)         (10,146)         (34,518)            --
RAROC (Economic)                         26%              17%             13%               6%             -46%             --
                                  =================================================================================================
Six Months Ended June 30, 2001
NIACC (Economic)                       7,535          (7,034)             473          (20,816)         (14,233)            --
RAROC (Economic)                         24%              10%             17%               5%              -7%             --
                                  =================================================================================================
Six Months Ended June 30, 2000
NIACC (Economic)                       8,294            2,580           4,964          (23,785)          36,741             --
RAROC (Economic)                         25%              16%             35%               4%             -20%             --
                                  =================================================================================================

Retail Banking

The Company's retail banking franchise and market share in Hawaii and American Samoa are key strengths of the Company. Retail Banking provides checking and savings services, small business, merchant services, installment, home equity and mortgage lending as well as other services. For the three and six months ended June 30, 2001 revenues improved due to increases in mortgage originations and increases in deposit service charges. Increases in non-interest expense are due to higher allocated costs as a result of new systems and increased usage of systems.

Commercial Banking

The Commercial Banking segment offers corporate banking, commercial products, leasing, commercial real estate lending and auto finance. The Company's West Pacific operations are included in this segment. The decline in net interest income in the three months and six months ended June 30, 2001 compared to the same periods in 2000 are the result of the planned reduction in the loan portfolios designed to reduce credit exposures in some of the Company's markets. Second quarter 2000 included an additional loan loss provision of $32.9 million that was to address weaknesses in the syndicated loan and Hawaii commercial real estate portfolio. The decline in other non-interest income in the second quarter 2001 was due to the aforementioned reduction in the loan portfolios, which resulted in reduced loan fees.

Financial Services Group

The Financial Services Group offers private banking, trust services, asset management, investments such as mutual funds and stocks, financial planning, and insurance. A significant portion of this segment's income is derived from fees, which are based on the market values of assets under management.

Divestiture Businesses

This segment includes the businesses the Company plans to divest or close. The Company expects to complete the divestitures and closures by December 31, 2001. Revenues and expenses in this segment declined from the prior year periods due to the sale of the credit card portfolio and Arizona branches. In addition, as the Asia offices wind down their business toward the closures that are expected to be completed in the fourth quarter business has declined.

Treasury and Other Corporate

The primary operations in this segment are Treasury, which consists of corporate asset and liability management activities including investment securities, federal funds purchased and sold, government deposits, short and long-term borrowings, and managing interest rate and foreign currency risks. Additionally, the net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with other minor unallocated amounts. Eliminations of intercompany transactions are also reflected in this segment.

Corporate Restructuring Related Activites

This segment reflects the implementation of the Company's strategic plan to improve credit quality and to divest underperforming businesses. It includes the gains and costs of divesting businesses (the credit card portfolio, Pacific Century Bank, N.A., Asia branches and the South Pacific Division) and the costs of restructuring the Company. It also includes losses associated with accelerated resolution of credit problems undertaken in the first quarter of 2001.



FOREIGN OPERATIONS

The Company has an international presence in the Asia-Pacific region that provides lending, correspondent banking, foreign exchange, trade finance and deposit gathering activities in these markets. The Company divides its international business into three areas: the West Pacific, the South Pacific, and Asia.

The South Pacific consists of investments in subsidiary banks in French Polynesia, New Caledonia, Papua New Guinea, Vanuatu, and Bank of Hawaii branch operations in Fiji and American Samoa. As American Samoa is U.S. dollar based, its operation is included as domestic for financial reporting purposes. The Company decided to divest the entire South Pacific operations. This exit is anticipated to be complete by the end of 2001. The Asia Division is winding down its business and plans to curtail its Asia operations by year-end.

The West Pacific includes Bank of Hawaii branches in Guam and in other locations in the West Pacific region. First Savings also operates branches in Guam.
Since the U.S. dollar is used in these locations, operations in the West Pacific are not considered foreign for financial reporting purposes.

The countries in which the Company maintains its largest exposure on a cross-border basis include Japan, South Korea, United Kingdom and France. Table 6 presents as of June 30, 2001, December 31, 2000, and June 30, 2000 a geographic distribution of the Company's cross-border assets for each country in which such assets exceed 0.75% of total assets.


Geographic Distribution of Cross-Border International Assets            Table 6
====================================================================================
(dollars in millions)
Country               June 30, 2001         December 31, 2000          June 30, 2000
====================================================================================
Japan                      $  126.1                  $  298.8              $  236.7
South Korea                   143.2                     282.0                 299.4
France                         98.6                      85.8                 120.4
United Kingdom                212.6                      --                    --
All Others                    420.6                     423.8                 537.1
                          ---------                 ---------            ----------
                           $1,001.1                  $1,090.4              $1,193.6
                          =========                 =========            ==========

In this table, cross-border outstandings are defined as foreign monetary assets that are payable to the Company in U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies. Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and othermonetary assets.


CORPORATE RISK PROFILE

Credit Risk

Non-Performing Assets

Non-performing assets consist of non-accrual loans, including those held for sale and foreclosed real estate. Total non-performing assets decreased to $118.9 million, or 1.55% of total loans, at June 30, 2001. This represents a decrease of $64.1 million, or 35%, from December 31, 2000 non-performing assets that totaled $183.0 million, or 1.98% of total loans. Non-performing assets at June 30, 2000 were $210.6 million, or 2.19% of loans.

The decrease in domestic non-performing assets between December 31, 2000 and June 30, 2001 was largely due to loan sales and charge-off activity as management made significant progress on its commitment to improve asset quality.

There was no significant in-migration of non-accrual loans during the quarter ended June 30, 2001. Two large Hawaiian real estate loans were transferred to foreclosed assets during the quarter as the loans proceed towards resolution. This caused the increase in foreclosed assets from year-end 2000. At June 30, 2001, foreclosed real estate totaled $40.1 million.

Impaired loans at June 30, 2001 totaled $85.1 million compared to $221.0 million at December 31, 2000. The $75.2 million of impaired loans had a related allowance which totaled $21.3 million at June 30, 2001.

Accruing loans past due 90 days or more were $6.2 million at June 30, 2001, down from $18.8 million at year-end 2000 and $17.0 million at June 30, 2000.

For further information concerning non-performing assets refer to Table 7.


Consolidated Non-Performing Assets                                                                                Table 7
=========================================================================================================================
                                                     June 30       March 31         Dec 31        Sept 30        June 30
(dollars in millions)                                   2001           2001           2000           2000           2000
=========================================================================================================================
Non-Accrual Loans
    Commercial and Industrial                          $11.8          $23.8          $55.4          $49.0          $52.7
    Real Estate
      Construction                                       5.8            6.3            6.4            8.1            8.0
      Commercial                                        14.4           29.7           60.1           86.8           62.2
      Residential                                       16.2           18.5           22.7           22.0           23.2
    Installment                                          0.2            0.1              -            0.1            0.1
    Leases                                               0.4            0.2            0.4            0.2            0.3
                                                 ------------------------------------------------------------------------
        Total Domestic                                  48.8           78.6          145.0          166.2          146.5
    Foreign                                             18.5           16.9           33.5           48.3           59.2
                                                 ------------------------------------------------------------------------
          Subtotal                                      67.3           95.5          178.5          214.5          205.7
    Loans Held for Sale                                 11.5           12.8           --             --             --

Foreclosed Real Estate
    Domestic                                            39.8           10.9            4.2            4.9            4.6
    Foreign                                              0.3            0.3            0.3            0.2            0.3
                                                 ------------------------------------------------------------------------
          Subtotal                                      40.1           11.2            4.5            5.1            4.9
                                                 ------------------------------------------------------------------------
      Total Non-Performing Assets                      118.9          119.5          183.0          219.6          210.6
                                                 ------------------------------------------------------------------------
      Total Loans                                     $7,618         $8,425         $9,235         $9,339         $9,614
-------------------------------------------------------------------------------------------------------------------------
Ratio of Non-Accrual Loans
    to Total Loans                                     0.88%          1.13%          1.93%          2.30%          2.14%
-------------------------------------------------------------------------------------------------------------------------
Ratio of Non-Performing Assets
    to Total Loans, Foreclosed Real Estate
    and Non-Performing  Loans Held for Sale            1.55%          1.41%          1.98%          2.35%          2.19%
-------------------------------------------------------------------------------------------------------------------------

Changes in Non-Performing Assets

      Balance at December 31, 2000                                  $ 183.0
      Additions
           Loans transferred                                          141.1
      Reductions
           Payments                                                   (76.5)
           Return to Accrual                                           (5.5)
           Sales of Foreclosed Assets                                  (4.6)
           Charge-offs                                               (118.6)
                                                                     -------
      Total Reductions                                               (205.2)

      Ending Balance June 30, 2001                                  $ 118.9
                                                                    =======


Allowance for Loan and Lease Losses

The allowance for loan and lease losses at June 30, 2001 was $199.8 million, or 2.62% of loans outstanding, compared with $246.2 million and $246.6 million, or 2.56% at June 30, 2000. A summary of the activity in the allowance for loan losses is presented in table 8.

The provision for loan losses was $6.4 million for the second quarter of 2001, which approximated net charge-offs. The provision was $77.0 million lower than for the same quarter last year. Charge-offs during the quarter of $20.3 million were partially offset by loan loss recoveries of $13.4 million. The Company continued to reduce the level of internally criticized and classified assets during the quarter ended June 30, 2001. Exposure to syndicated loans and Asia were also significantly reduced during the 2001 quarters.


Consolidated Allowance for Loan and Lease Losses                                                                Table 8
=======================================================================================================================
                                                           Second        First       Second     First Six    First Six
                                                          Quarter      Quarter      Quarter        Months       Months
(dollars in millions)                                        2001         2001         2000          2001         2000
-----------------------------------------------------------------------------------------------------------------------
Average Loans Outstanding                                $8,047.8     $9,061.8     $9,513.1      $8,552.0     $9,439.6
-----------------------------------------------------------------------------------------------------------------------
Balance of Allowance for Loan and Lease Losses
  at Beginning of Period                                   $199.8       $246.2       $195.4        $246.2       $194.2
Loans Charged-Off
     Commercial and Industrial                                8.9         75.5         12.4          84.4          9.7
     Real Estate
        Construction                                            -            -          0.5             -          0.5
        Commercial                                            1.6         11.9          7.7          13.5         11.5
        Residential                                           1.7          2.5          1.4           4.2          3.7
     Installment                                              4.2          5.4          5.2           9.6          9.9
     Leases                                                     -          0.1          0.2           0.1          0.2
-----------------------------------------------------------------------------------------------------------------------
         Total Domestic                                      16.4         95.4         27.4         111.8         35.5
     Foreign                                                  3.9         10.0          9.1          13.9         17.1
-----------------------------------------------------------------------------------------------------------------------
Total Charged-Off                                            20.3        105.4         36.5         125.7         52.6
Recoveries on Loans Previously Charged-Off
     Commercial and Industrial                                4.3          2.7          1.2           7.0          2.9
     Real Estate
        Construction                                            -            -            -             -            -
        Commercial                                            0.8          0.3          0.1           1.1          0.2
        Residential                                           0.3          0.2          0.2           0.5          0.7
     Installment                                              1.6          1.8          1.9           3.4          3.6
     Leases                                                   0.1          0.1            -           0.2            -
-----------------------------------------------------------------------------------------------------------------------
          Total Domestic                                      7.1          5.1          3.4          12.2          7.4
     Foreign                                                  6.3          2.6          0.2           8.9          1.0
-----------------------------------------------------------------------------------------------------------------------
Total Recoveries                                             13.4          7.7          3.6          21.1          8.4
-----------------------------------------------------------------------------------------------------------------------
Net Charge-Offs                                              (6.9)       (97.7)       (32.9)       (104.6)       (44.2)
Provision for Loan Losses                                     6.4         52.5         83.4          58.9         96.9
Other Net Additions (Reductions)*                             0.5         (1.2)         0.7          (0.7)        (0.3)
-----------------------------------------------------------------------------------------------------------------------
Balance at End of Period                                   $199.8       $199.8       $246.6        $199.8       $246.6
=======================================================================================================================
Ratio of Net Charge-Offs to
  Average Loans Outstanding  (annualized)                   0.34%        4.32%        1.39%         2.47%        0.95%
-----------------------------------------------------------------------------------------------------------------------
Ratio of Allowance to Loans Outstanding                     2.62%        2.37%        2.56%         2.62%        2.56%
-----------------------------------------------------------------------------------------------------------------------

* Includes balance transfers, reserves acquired, and foreign currency translation adjustments.


Market Risk

The Company manages assets and liabilities to maximize long term, risk adjusted returns to shareholders. The Company's asset and liability management process involves measuring, monitoring, controlling and managing financial risks that can significantly impact financial position and operating results. Financial risks in the form of interest rate sensitivity, foreign currency exchange fluctuations, liquidity, and capital adequacy are balanced with expected returns with the objective to maximize earnings performance and shareholder value, while limiting the volatility of each.

The activities associated with these financial risks are categorized into either "other than trading" or "trading."

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

Table 9 presents, as of June 30, 2001, December 31, 2000 and June 30, 2000, the estimate of the change in NII that would result from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for NII. The resulting estimate in NII exposure is well within the approved Asset Liability Management Committee guidelines.


Market Risk Exposure to Interest Rate Changes                                                        Table 9
========================================================================================================================
                                                      June 30, 2001          December 31, 2000       June 30, 2000
-------------------------------------------------------------------------------------------------------------------------
                                                      Interest Rate Change   Interest Rate Change    Interest Rate Change
                                                      (in basis points)      (in basis points)       (in basis points)
                                                      -200        +200       -200        +200        -200       +200
-------------------------------------------------------------------------------------------------------------------------
Estimated Exposure as a Percent of
  Net Interest Income                                 (1.7)%      0.7%       (2.3)%      0.5%        0.0%       (2.0)%

To enhance and complement the results from the NII simulation model, the Company also reviews other measures of interest rate risk. These measures include the sensitivity of market value of equity and the exposure to basis risk and non-parallel yield curve shifts. There are some inherent limitations to these measures, but used along with the NII simulation model, the Company gains a better overall insight for managing its exposure to changes in interest rates.

In managing interest rate risk, the Company relies primarily on the balance sheet, to manage its risk position. Approaches that are used to shift balance sheet mix or alter the interest rate characteristics of assets and liabilities include changing product pricing strategies and modifying investment portfolio strategies. The use of financial derivatives has been limited over the past several years.

The Company's broad area of operations throughout the South Pacific and Asia has the potential to expose it to foreign currency risk. In general, however, most foreign currency denominated assets are funded by like currency liabilities, with imbalances corrected through the use of various hedge instruments. By policy, the net exposure in those balance sheet activities described above is insignificant.

On the other hand, the Company is exposed to foreign currency exchange rate changes from the capital invested in its foreign subsidiaries and branches located throughout the South Pacific and Asian Rim. These investments are designed to diversify the Company's total balance sheet exposure. A portion of the capital investment in French Polynesia and New Caledonia is offset by a borrowing denominated in the euro and a foreign exchange currency hedge transaction. In the first quarter of 2001, the Company recognized losses of $28.0 million arising from foreign currency translation losses that could not be hedged. These losses were previously included in other comprehensive income.

As of June 30, 2001 the remainder of these capital investments, which aggregated $57.0 million, was not hedged. The comparative unhedged position at year-end 2000 was $71.2 million and $86.1 million at June 30, 2000. The increased provision and charge-off of loans in the South Pacific and Asia have created situations where liabilities exceeded assets as of June 30, 2001. This anomaly results in the negative equity reported in Table 10 for the other currency category.

To estimate the potential loss from foreign currency exposure, the Company uses
a value-at-risk (VAR) calculation.   For net investments in subsidiaries, the
Company's VAR is calculated at a 95% confidence interval.

Table 10 presents, as of June 30, 2001, December 31, 2000 and June 30, 2000, the Company's foreign currency exposure from its net investment in subsidiaries and branch operations that were denominated in a foreign currency as measured by the VAR.


Market Risk Exposure From Changes in Foreign Exchange Rates                                                           Table 10
================================================================================================================================
                                     June 30, 2001                December 31, 2000                      June 30, 2000
(dollars in millions)           Book Value   Value-at-Risk    Book Value      Value-at-Risk     Book Value      Value-at-Risk
--------------------------------------------------------------------------------------------------------------------------------
Net Investments in Foreign
  Subsidiaries & Branches
          Japanese Yen              $10.3        $1.8            $10.6              $1.4           $10.2               $1.9
          Korean Won                 27.9         4.4             29.6               5.1            32.3                2.6
          Pacific Franc  (1)         23.1         4.3             32.0               6.2            28.0                5.8
          Other Currencies           (4.3)       13.5             (1.0)             14.4            15.6               17.3
                              --------------------------------------------------------------------------------------------------
          Total                     $57.0       $24.0            $71.2             $27.1           $86.1              $27.6
                              ==================================================================================================

(1) Net of $33 million, $37 million and $37 million borrowing at June 30, 2001, December 31, 2000 and June 30, 2000, respectively, denominated in euro and foreign exchange hedge transactions of $24 million, $26 million and $22 million at June 30, 2001, December 31, 2000 and June 30, 2000.


Trading Activities

Trading activities include foreign currency and foreign exchange contracts that expose the Company to a minor degree of foreign currency risk. The Company manages its trading account such that it does not maintain significant foreign currency open positions. The exposure from foreign currency trading activities positions measured by VAR methodology as of June 30, 2001 continue to be immaterial.

Liquidity Management

Liquidity is managed to ensure that the Company has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner. The Company's liquidity management process is described in the 2000 Annual Report to Shareholders on Form 10K.

The Company maintains a $25 million annually renewable line of credit for working capital purposes. Fees are paid on the unused balance of the line. During the first half of 2001 and throughout 2000, the line was not drawn upon.

Bank of Hawaii and First Savings are both members of the Federal Home Loan Bank of Seattle (FHLB). The FHLB provides these institutions with an additional source for short and long-term funding. Borrowings from the FHLB were $438.0 million at June 30, 2001, compared to $520.0 million at year-end 2000 and $626.0 million at June 30, 2000.

Additionally, Bank of Hawaii maintains a $1 billion senior and subordinated bank note program. Under this facility, Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. At June 30, 2001, December 31, 2000 and June 30 2000 there was $125 million issued and outstanding under this program.

Capital Management

The Company manages its capital level to optimize shareholder value, support asset growth, provide protection against unforeseen losses and comply with regulatory requirements. Capital levels are reviewed periodically relative to the Company's risk profile and current and projected economic conditions. The Company's objective is to hold sufficient capital on a regulatory basis to exceed the minimum guidelines of a well-capitalized institution.

At June 30, 2001, the Company's shareholders' equity totaled $1.395 billion, 15.4% higher than at June 30, 2000. The increase in shareholders' equity during the first half of 2001 was primarily attributable to the Company's earnings, net unrealized gains in the investment portfolio, realized foreign currency translation adjustments, and issuance of common stock under various stock-based compensation plans, partially offset by cash dividends that were paid.

In July 2001, the Company announced its plan to repurchase up to $70 million in common stock. The repurchases began on July 26, 2001 and, as of August 10, 2001, a total of 491,200 shares had been repurchased at a cost of $12.6 million.

At June 30, 2001, the Company's regulatory capital ratios exceeded the minimum threshold levels established by federal bank regulators to qualify an institution as well-capitalized, which are as follows: Tier 1 Capital - 6%; Total Capital - 10%; and Leverage - 5%. The Company's regulatory capital ratios are shown on Table 11, along with the activities and balances in the Company's capital accounts.


Equity Capital                                                                                   Table 11
==========================================================================================================
                                    Six Months Ended                 Year Ended          Six Months Ended
(dollars in millions)                  June 30, 2001          December 31, 2000             June 30, 2000
----------------------------------------------------------------------------------------------------------
Source of Common Equity:
Net Income                                     $60.4                     $113.7                     $46.5
Dividends Paid                                 (28.8)                     (56.5)                    (27.8)
Dividend Reinvestment Program                    1.4                        3.3                       1.9
Stock Repurchases                               --                        (17.0)                    (16.9)
Other (1)                                       61.4                       45.6                      (6.6)
----------------------------------------------------------------------------------------------------------
Increase in Equity                             $94.4                      $89.1                     ($2.9)
==========================================================================================================
Common Equity                               $1,395.7                   $1,301.4                  $1,209.4
  Add:  8.25% Capital Securities of
          Bancorp Hawaii Capital Trust I       100.0                      100.0                     100.0
        Minority Interest                        4.0                        4.5                       4.3
  Less: Intangibles                            127.4                      163.9                     169.6
         Unrealized Valuation and Other
            Adjustments                         25.0                        2.2                     (51.5)
----------------------------------------------------------------------------------------------------------
Tier I Capital                               1,347.3                    1,239.8                   1,195.6
     Allowable Loan Loss Reserve               112.6                      132.8                     141.5
     Subordinated Debt                         148.4                      172.1                     195.9
     Investment in Unconsolidated
      Subsidiary                                --                         (3.4)                     (3.6)
----------------------------------------------------------------------------------------------------------
Total Capital                               $1,608.3                   $1,541.3                  $1,529.4
==========================================================================================================
Risk Weighted Assets                        $8,918.9                  $10,512.3                 $11,216.5
==========================================================================================================
Key Ratios
Tier I Capital Ratio                          15.11%                     11.78%                    10.66%
Total Capital Ratio                           18.03%                     14.64%                    13.64%
Leverage Ratio                                10.47%                      9.10%                     8.51%
==========================================================================================================

(1) Includes common stock issued under the profit sharing and stock option plans, unrealized valuation adjustments for investment securities, foreign currency translation, pension liability, and stock compensation.



Item 3.  Quantitative and Qualitative Disclosures of Market Risk

See Management's Discussion and Analysis of Results of Operations and Financial Condition-Market Risk.

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

    a. Election of Directors - Three directors whose terms in office were expiring as well as one new director nominee were elected to the Board of Directors as follows:

              Mary G. Bitterman
              Votes cast for: 66,057,712
              Votes cast against:  0
              Votes withheld: 3,046,761

      Martin A. Stein
      Votes cast for:  66,167,947
      Votes cast against:  0
      Votes withheld:  2,936,526

      Stanley S. Takahashi
      Votes cast for:  66,126,845
      Votes cast against:  0
      Votes withheld:  2,977,628

      Clinton R. Churchill
      Votes cast for:  66,335,096
      Votes cast against:  0
      Votes withheld:  2,769,377

b. Amendment to the Stock Option Plan to Increase Available Shares - The amendment to the plan increased the maximum shares of common stock that may be issued under the Plan by 5,000,000 to 14,650,000.

      Votes cast for:  46,932,953
      Votes cast against:  13,148,286
      Votes withheld:  731,367

c. Amendment to the Stock Option Plan to Allow the Number of Options Granted to Exceed 20% for the Chief Executive Officer (CEO) Upon Hire - The amendment permitted the Company to follow a separate maximum limitation equal to 23% of the total authorized pool of shares as it relates to the number of options granted to the CEO at the time of hire.

      Votes cast for:  56,402,027
      Votes cast against:  11,974,788
      Votes withheld:  727,658

d. Amendment to the Option Plan to Allow the Grant of Options to Independent Contractors - The amendment would allow the Company to grant awards to independent contractors providing services to the Company or a subsidiary.

      Votes cast for:  56,723,865
      Votes cast against:  11,593,349
      Votes withheld:  787,259

e.  Election of Ernst & Young LLP as external auditor.

      Votes cast for:  66,911,276
      Votes cast against:  1,805,426
      Votes withheld:  387,771

Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibit Index

       Exhibit Number
       ---------------

            12          Statement Regarding Computation of Ratios

  (b) The following reports on Form 8-K were filed during the quarter ended June 30, 2001.

       Current Report on Form 8-K dated April 23, 2001 and filed April 24, 2001 Item 5.

       Current Report on Form 8-K dated April 25, 2001 and filed April 27, 2001
       Item 5.

       Current Report on Form 8-K dated June 5, 2001 and filed June 7, 2001
       Item 5.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date    August 13, 2001           PACIFIC CENTURY FINANCIAL CORPORATION
     ---------------------

                                    /s/ Michael E. O'Neill
                                    ----------------------
                                    (Signature)

                                    Michael E. O'Neill
                                    Chairman and Chief Executive Officer


                                   /s/ Allan R. Landon
                                   ----------------------
                                   (Signature)

                                   Allan R.Landon
                                   Vice Chairman and Chief Financial Officer


                                   /s/ Leslie F. Paskett
                                   ------------------------
                                   (Signature)

                                   Leslie F. Paskett
                                   Senior Vice President and Controller