Form 10-Q
period 2001-09-30
PACIFIC CENTURY FINANCIAL CORP
filed 2001-11-13
CIK 46195

                           U N I T E D   S T A T E S

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

 (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001
                                                         ------------------

                                      or


[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to________

                         Commission File Number 1-6887

                     PACIFIC CENTURY FINANCIAL CORPORATION
                     -------------------------------------
                 (Exact name of registrant as specified in its
                                   charter)


              Delaware                                99-0148992
    ------------------------              ---------------------------------
    (State of incorporation)              (IRS Employer Identification No.)


      130 Merchant Street, Honolulu, Hawaii                        96813
    -----------------------------------------                    ----------
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

                                 Yes  X      No _____
                                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value; outstanding at October 31, 2001 - 76,793,524
--------------------------------------------------------------------------
shares
------

Index

          Pacific Century Financial Corporation and Subsidiaries



Part I. - Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Income - Three months and Nine months ended
            September 30, 2001 and 2000
          Consolidated Balance Sheets - September 30, 2001, December 31, 2000,
            and September 30, 2000
          Consolidated Statements of Shareholders' Equity - Nine months ended
            September 30, 2001 and 2000
          Consolidated Statements of Cash Flows - Nine months ended September
            30, 2001 and 2000

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Item 3.   Quantitative and Qualitative Disclosure of Market Risk


Part II. - Other Information

Item 1.   Exhibits and Reports on Form 8-K

Signatures

Pacific Century Financial Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------

                                                                   Three Months Ended                   Nine Months Ended
                                                                Sept 30           Sept 30            Sept 30             Sept 30
(dollars in thousands except per share amounts)                   2001              2000               2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest and Fees on Loans and Leases                       $   143,407        $   203,858          $   496,381       $   593,240
  Interest and Dividends on Investment Securities                  10,002             13,184               32,824            41,263
  Income on Investment Securities Available for Sale               30,779             41,772              106,226           123,966
  Deposits                                                          9,410              3,319               19,527            10,917
  Funds Sold and Security Resale Agreements                         1,781                632                4,231             1,606
------------------------------------------------------------------------------------------------------------------------------------
    Total Interest Income                                         195,379            262,765              659,189           770,992
Interest Expense
  Deposits                                                         50,167             73,162              182,247           212,440
  Security Repurchase Agreements                                   17,576             26,941               63,049            75,915
  Funds Purchased                                                   1,279              8,960                9,735            25,321
  Short-Term Borrowings                                             2,019              4,739                8,013            15,785
  Long-Term Debt                                                   12,459             16,164               42,232            42,171
------------------------------------------------------------------------------------------------------------------------------------
    Total Interest Expense                                         83,500            129,966              305,276           371,632
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                               111,879            132,799              353,913           399,360
Provision for Loan Losses                                             919             20,145               59,798           117,074
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses               110,960            112,654              294,115           282,286
Non-Interest Income
  Trust and Asset Management                                       13,999             15,874               45,041            49,078
  Mortgage Banking                                                 10,307              3,086               19,990             7,964
  Service Charges on Deposit Accounts                               9,594             10,074               29,412            29,811
  Fees, Exchange, and Other Service Charges                        17,912             25,398               61,505            74,883
  Gain on Sale of Banking Operations                               49,422                  -              149,630                 -
  Gain on Settlement of Pension Obligation                              -                  -                    -            11,900
  Investment Securities Gains (Losses)                                935                (82)              32,819              (315)
  Other Operating Income                                           11,780             12,676               34,663            41,348
------------------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                     113,949             67,026              373,060           214,669
Non-Interest Expense
  Salaries                                                         47,069             45,220              142,674           137,227
  Pensions and Other Employee Benefits                             12,180             12,303               39,076            37,721
  Net Occupancy Expense                                            12,090             12,577               36,702            36,873
  Net Equipment Expense                                            13,042             13,365               40,150            37,498
  Goodwill and Other Intangibles Amortization                       3,333              4,139               10,916            12,479
  Restructuring and Other Related Costs                               823                  -               83,012                 -
  Minority Interest                                                    76                110                  239               286
  Other Operating Expense                                          34,726             36,476              105,045           108,685
------------------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expense                                    123,339            124,190              457,814           370,769
------------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                        101,570             55,490              209,361           126,186
Provision for Income Taxes                                         70,511             20,887              117,886            45,111
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                    $    31,059        $    34,603          $    91,475       $    81,075
====================================================================================================================================
Basic Earnings Per Share                                      $      0.39        $      0.44          $      1.14       $      1.02
Diluted Earnings Per Share                                    $      0.37        $      0.44          $      1.11       $      1.02
Dividends Declared Per Share                                  $      0.18        $      0.18          $      0.54       $      0.53
Basic Weighted Average Shares                                  80,539,330         79,455,040           80,261,610        79,566,807
Diluted Weighted Average Shares                                83,418,955         79,525,474           82,497,107        79,791,250
===================================================================================================================================

         See accompanying notes to consolidated financial statements.

Pacific Century Financial Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)
--------------------------------------------------------------------------------


                                                                                     Sept 30              December 31    Sept 30
(dollars in thousands)                                                                 2001                  2000          2000
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest Bearing Deposits                                                             $ 1,227,817       $   188,649     $   185,312
Investment Securities - Held to Maturity
          (Market Value of $558,561,  $676,621 and $714,920, respectively)                547,443           670,038         716,392
Investment Securities - Available for Sale                                              2,065,894         2,507,076       2,484,482
Securities Purchased Under Agreements to Resell                                             7,639             3,969           5,560
Funds Sold                                                                                162,830           134,644          28,323
Loans Held for Sale                                                                       228,056           179,229         139,139
Loans                                                                                   6,766,663         9,235,158       9,339,303
  Allowance for Loan Losses                                                              (182,541)         (246,247)       (244,966)
------------------------------------------------------------------------------------------------------------------------------------
    Net Loans                                                                           6,584,122         8,988,911       9,094,337
------------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                               10,823,801        12,672,516      12,653,545
Cash and Non-Interest Bearing Deposits                                                    426,162           523,969         438,312
Premises and Equipment                                                                    223,304           254,621         251,240
Customers' Acceptance Liability                                                             1,310            14,690          10,956
Accrued Interest Receivable                                                                56,003            68,585          86,109
Foreclosed Assets                                                                          37,462             4,526           5,128
Goodwill and Other Intangibles                                                             67,618           176,069         179,149
Mortgage Servicing Rights                                                                  23,899            16,195          15,269
Other Assets                                                                              284,614           282,645         300,153
-----------------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                      $11,944,173       $14,013,816     $13,939,861
====================================================================================================================================
Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                                       $ 1,428,454       $ 1,707,724     $ 1,626,426
                 - Interest Bearing                                                     1,792,155         2,008,730       2,039,325
  Savings                                                                                 813,427           665,239         671,437
  Time                                                                                  2,186,849         2,836,083       2,801,947
Foreign Deposits
  Demand - Non-Interest Bearing                                                           321,706           385,366         343,828
  Time Due to Banks                                                                       269,757           535,126         571,576
  Other Savings and Time                                                                  587,389           942,313         766,129
------------------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                      7,399,737         9,080,581       8,820,668
Securities Sold Under Agreements to Repurchase                                          1,833,091         1,655,173       1,791,983
Funds Purchased                                                                           129,715           413,241         377,069
Short-Term Borrowings                                                                     154,910           211,481         365,407
Bank's Acceptances Outstanding                                                              1,310            14,690          10,956
Accrued Retirement Expense                                                                 36,632            37,868          37,796
Accrued Interest Payable                                                                   49,092            72,460          80,792
Accrued Taxes Payable                                                                     224,915           130,766          97,597
Minority Interest                                                                           4,381             4,536           4,154
Other Liabilities                                                                          60,927            94,512         103,634
Long-Term Debt                                                                            678,408           997,152         999,736
------------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                                  10,573,118        12,712,460      12,689,792

Shareholders' Equity
Common Stock ($.01 par value), authorized 500,000,000 shares;
    issued / outstanding:  Sept 2001 - 81,365,600 / 79,195,668 ;
    December 2000 - 80,558,811 / 79,612,178;  Sept 2000 - 80,556,883 / 79,503,301             806               806             806
Capital Surplus                                                                           367,394           346,045         346,016
Accumulated Other Comprehensive Income                                                     25,426           (25,079)        (56,620)
Retained Earnings                                                                       1,044,039           996,791         979,007
Deferred Stock Grants                                                                     (15,526)                -               -
Treasury Stock, at Cost - (Shares: Sept 2001 - 2,169,932; December 2000 - 946,633;
   and Sept 2000 - 1,053,582)                                                             (51,084)          (17,207)        (19,140)
------------------------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                          1,371,055         1,301,356       1,250,069
------------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                        $11,944,173       $14,013,816     $13,939,861
===================================================================================================================================

         See accompanying notes to consolidated financial statements.

Pacific Century Financial Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)
--------------------------------------------------------------------------------

                                                                               Accumulated
                                                                                     Other
                                                                                   Compre-            Deferred               Compre-
                                                               Common    Capital   hensive  Retained     Stock    Treasury   Hensive
(dollars in thousands)                                   Total  Stock    Surplus    Income  Earnings    Grants       Stock    Income
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                        $1,301,356  $806   $346,045  $(25,079) $  996,791   $     -  $(17,207)
Comprehensive Income
     Net Income                                         91,475     -          -         -      91,475         -         -  $ 91,475
     Other Comprehensive Income, Net of Tax
         Investment Securities                          23,906     -          -    23,906           -         -         -    23,906
         Foreign Currency Translation Adjustment        25,911     -          -    25,911           -         -         -    25,911
         Pension Liability Adjustments                    (159)    -          -      (159)          -         -         -      (159)
         Stock Compensation                                847     -          -       847           -         -         -       847
                                                                                                                            -------
     Total Comprehensive Income                                                                                            $141,980
                                                                                                                            =======

Common Stock Issued
          46,408   Profit Sharing Plan                   1,065     -        257         -           -         -       808
         604,264   Stock Option Plan                    10,313     -        892         -        (812)        -    10,233
          91,764   Dividend Reinvestment Plan            2,103     -        483         -           -         -     1,620
           4,248   Directors' Restricted Shares and
                   Deferred Compensation Plan              341     -         95         -           -         -       246
         724,600   Employees' Restricted Shares          2,797     -     18,323         -           -   (15,526)        -
          65,146   Hawaii Insurance Network              1,299     -      1,299         -           -         -         -
Treasury Stock Purchased                               (46,784)    -          -         -           -         -   (46,784)
Cash Dividends Paid                                    (43,415)    -          -         -     (43,415)        -         -
------------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001                       $1,371,055  $806   $367,394  $ 25,426  $1,044,039  $(15,526) $(51,084)
====================================================================================================================================

Balance at December 31, 1999                        $1,212,330  $806   $345,851  $(66,106) $  942,177  $      -  $(10,398)
Comprehensive Income
     Net Income                                         81,075     -          -         -      81,075         -         -  $ 81,075
     Other Comprehensive Income, Net of Tax
         Investment Securities                           9,960     -          -     9,960           -         -         -     9,960
         Foreign Currency Translation Adjustment          (474)    -          -      (474)          -         -         -      (474)
                                                                                                                           --------
     Total Comprehensive Income                                                                                            $ 90,561
                                                                                                                           ========

Common Stock Issued
          62,102   Profit Sharing Plan                   1,096     -         18         -        (167)        -     1,245
         195,094   Stock Option Plan                     2,610     -          -         -      (1,500)        -     4,110
         142,421   Dividend Reinvestment Plan            2,481     -         52         -        (431)        -     2,860
           4,973   Directors' Restricted Shares and
                   Deferred Compensation Plan               95     -         95         -           -         -         -
Treasury Stock Purchased                               (16,957)    -          -         -           -         -   (16,957)
Cash Dividends Paid                                    (42,147)    -          -         -     (42,147)        -         -
------------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000                       $1,250,069  $806   $346,016  $(56,620) $  979,007  $      -  $(19,140)
====================================================================================================================================

          See accompanying notes to consolidated financial statements

Pacific Century Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
Nine Months ended September 30
(dollars in thousands)                                                                                  2001                 2000
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                                   $         91,475          $    81,075
Adjustments to reconcile net income to net cash (used) provided by operating activities:
        Provision for loan losses                                                                      59,798              117,074
        Depreciation and amortization                                                                  65,012               36,709
        Amortization of deferred loan fees and leasing income                                         (31,965)             (35,333)
        Amortization of deferred stock grants                                                           3,644                    -
        Deferred income taxes                                                                           4,349              (35,743)
        Investment security (gains) losses                                                            (32,819)                 315
        Proceeds from sales of loans held for sale                                                    798,922              186,151
        Originations of loans held for sale                                                          (847,749)            (189,193)
        Gain on sale of banking operations                                                           (149,630)                   -
        Net change in other assets and liabilities                                                    (44,113)              27,707
                                                                                             ---------------------------------------

        Net cash (used) provided by operating activities                                              (83,076)             188,762
------------------------------------------------------------------------------------------------------------------------------------

Investing Activities
Proceeds from redemptions of investment securities held to maturity                                   565,422              106,539
Purchases of investment securities held to maturity                                                  (442,827)             (26,609)
Proceeds from sales and redemptions of investment securities available for sale                     1,100,076              152,122
Purchases of investment securities available for sale                                                (602,169)             (84,727)
Net decrease (increase) in loans and lease financing                                                1,291,318              (31,327)
Proceeds from sale of banking operations                                                              657,476                    -
Premises and equipment, net                                                                           (13,222)              (8,474)
                                                                                             ---------------------------------------

        Net cash provided by investing activities                                                   2,556,074              107,524
------------------------------------------------------------------------------------------------------------------------------------

Financing Activities
Net decrease in demand, savings, and time deposits                                                   (968,392)            (573,550)
Proceeds from lines of credit and long-term debt                                                        4,572              300,072
Repayments of long-term debt                                                                         (323,316)             (27,993)
Net decrease in short-term borrowings                                                                (162,179)            (255,120)
Proceeds from issuance of common stock, net of common stock repurchased                               (32,962)             (10,675)
Cash dividends                                                                                        (43,415)             (42,147)
                                                                                             ---------------------------------------

        Net cash used by financing activities                                                      (1,525,692)            (609,413)
------------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                                25,911                 (474)
                                                                                             ---------------------------------------

        Increase (Decrease) in cash and cash equivalents                                              973,217             (313,601)

Cash and cash equivalents at beginning of year                                                        851,231              971,108
                                                                                             ---------------------------------------

Cash and cash equivalents at end of period                                                   $      1,824,448     $        657,507
====================================================================================================================================

         See accompanying notes to consolidated financial statements.

                     Pacific Century Financial Corporation
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Pacific Century Financial Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Certain prior period amounts have been reclassified to conform to current period classifications.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 2000 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

International operations include certain activities located domestically in Hawaii, as well as branches and subsidiaries domiciled outside the United States. The operations of Bank of Hawaii and First Savings and Loan Association of America (First Savings) located in the West and South Pacific that are denominated in U.S. dollars are classified as domestic. The Company's international operations are primarily concentrated in Japan, Singapore, South Korea, Taiwan, French Polynesia, Fiji, New Caledonia, Papua New Guinea and Vanuatu.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include: cash and non-interest bearing deposits, interest bearing deposits, securities purchased under agreements to resell and funds sold. All amounts are readily convertible to cash and have maturities less than ninety days.

Income Taxes

The provision for income taxes is computed by applying statutory federal, foreign, and state income tax rates to income before income taxes as reported in the Consolidated Statements of Income after adjusting for non-taxable items, principally from tax-exempt interest income, bank owned life insurance income and goodwill written off in the second and third quarters of 2001. The write-off was associated with the Company's divestiture of its California bank subsidiary. The tax provision is also reduced by low-income housing and investment tax credits.

Regulatory Matters

The Company continues to comply with the terms of the previously disclosed Memorandum of Understanding. The Company obtained regulatory approval for dividend payments for the first, second and third quarters of 2001. In October 2001, regulatory approval was obtained for a $200 million share repurchase program, which has begun. This is in addition to the $70 million share repurchase program, which began on July 26, 2001 and was completed in October 2001.

Note 2.  Restructuring

On April 23, 2001 the Company announced a strategic plan designed to maximize shareholder value by strengthening its Hawaii and West Pacific operations and divesting most other holdings. The Company is divesting or winding down its operations in California, the South Pacific and Asia. It will maintain its operations in Hawaii, the West Pacific, American Samoa, a representative office in Japan, and a leasing office in Arizona.

On August 31, 2001, the Company closed its Bank of Hawaii Hong Kong branch and its representative and two extension offices in the Philippines. The remaining Asian branches no longer accept business and will be closed for business by the end of 2001.

On September 7, 2001, the Company completed the sale of Pacific Century Bank, N.A's California branches, (the California Bank subsidiary). The sale of all 20 branches included approximately $700 million in deposits, $500 million in loans and 300 employees.

On October 3, 2001 the Company reached a definitive agreement to sell its operations in Papua New Guinea, Vanuatu, and Fiji to Australia-based Australia and New Zealand Banking Group Limited (ANZ). Completion of the sale, which is subject to regulatory approvals, is expected before the end of the year. The approximately $50 million purchase transaction, includes total assets of about $180 million. The divested operations will include two branches in Papua New Guinea, two in Vanuatu and three in Fiji.

On October 29, 2001 the Company announced that it has entered into exclusive negotiations to sell its approximately 95% share interest in its French Polynesia and New Caledonia operations to France-based Caisse Nationale des Casisses d'Epargne (CNCE).

In connection with these divestitures, the Company incurred restructuring and related costs as follows:

   (in millions)                       Three-Months Ended    Nine-Months Ended
                                       September 30, 2001    September 30, 2001

   Foreign Currency Translation Losses       $   -                 $ 30.2
   Write-down of goodwill                        -                   15.5
   Employee Termination Costs                 (0.2)                  15.7
   Unrealizable Foreign Tax Credit               -                    5.0
   Unrecoverable Investments                     -                    6.1
   Contract and Lease Terminations            (2.0)                   1.1
   Consulting Fees                             1.7                    3.8
   Other                                       1.3                    5.6
                                             -----                 ------
   Total                                     $ 0.8                 $ 83.0
                                             =====                 ======

In addition, accelerated amortization and depreciation expenses related to the closure of the Asian branches of $1.3 million and $2.5 million were recorded for the three and nine months ended September 30, 2001, respectively.

The third quarter expense of $0.8 million includes the reversal $2.0 million in accruals for previously estimated costs that were resolved favorably during the third quarter. In addition, originally estimated severance payments of approximately $2.0 million were reversed offsetting $1.8 million of expense during the quarter. Expenses for the nine months included the write-off of foreign currency translation losses and the related deferred tax assets associated with countries that the Company planned to exit and the write-off of an investment in an unconsolidated subsidiary. A $15.5 million goodwill impairment charge was recorded in the second quarter of 2001 in anticipation of the sale of the California Bank subsidiary that took place in the third quarter.

  Activity in the Restructuring Accrual
   (in millions)

     Balance at December 31, 2000                        $    -
     Restructuring Charges                                  2.3
                                                         ------
     Balance at March 31, 2001                              2.3
     Restructuring Charges                                 17.4
     Payments                                              (1.2)
                                                         ------
     Balance at June 30, 2001                              18.4
     Restructuring Charges                                  1.0
     Payments                                              (6.5)
     Reversals                                             (4.0)
                                                         ------
     Balance at September 30, 2001                       $  8.9
                                                         ======

The $8.9 million is comprised of $7.5 million in severance for 93 employees primarily in the Asia Division, $0.6 million for lease terminations and $0.8 million for other costs associated with the divesting businesses.

Note 3.  Business Segments

The Company is a financial services organization that has maintained a broad presence throughout the Pacific region. This presence will change over the remainder of the year in conjunction with management's announced intention to divest non-core holdings. Operations in Hawaii, the West Pacific, American Samoa and Japan will be retained, as well as an office in Arizona for its leasing operations and technology support. During the first quarter of 2001, the Company realigned its business from geographic segments into the following segments:
Retail Banking, Commercial Banking, Financial Services Group, Treasury and Other Corporate and Divestiture Businesses. Corporate Restructuring Related Activities have been segregated for the current year due to their non-recurring nature.

Business segment results are determined based on the Company's internal financial management organizational structure. The Company uses a variety of techniques to assign and transfer balance sheet and income statement amounts between business segments including allocations of common costs and capital. Accounting principles generally accepted in the United States do not cover these techniques and accounting practices. The Company is continuing to develop its business segment accounting practices and, during 2001 has implemented changes in the way that segment results are measured and used by management. Accordingly, the previously presented operating results for the periods ended September 30, 2000 have been reclassified to be consistent with the periods ended September 30, 2001. Amounts reported for the nine months ended September 30, 2001 also include reclassification of 2001 prior quarter information to conform to third quarter's presentation. It is possible that further revision of segment accounting practices may be made in future periods; accordingly prior segment information may be reclassified.

The financial results for the three and nine months ended September 30, 2001 and 2000 are presented below for each of the Company's principal segments.

Business Segment Selected Financial Information

                                                                                                      CORPORATE
                                                                 FINANCIAL   TREASURY               RESTRUCTURING
                                                                 SERVICES    AND OTHER  DIVESTITURE    RELATED       CONSOLIDATED
                                          RETAIL     COMMERCIAL   GROUP      CORPORATE   BUSINESSES   ACTIVITIES         TOTAL
                                       ------------------------------------------------------------------------------------------

Three Months Ended: September 30, 2001
Net Interest Revenue                   $    39,808   $   38,053  $  2,414  $   10,733   $   20,871    $        -     $    111,879
GAAP Provision for Loan Loss                (2,050)      (4,371)        -           -        5,502             -             (919)

Net Interest Income after Provision         37,758       33,682     2,414      10,733       26,373             -          110,960
Gains from Divestitures                          -            -         -           -            -        49,422           49,422
Other Non-Interest Income                   22,752        6,129    20,946       3,904        8,627         2,169           64,527

Total Revenue                               60,510       39,811    23,360      14,637       35,000        51,591          224,909
Restructuring & Other related costs              -            -         -           -            -           823              823
Non-Interest Expense                        46,431       19,024    19,291       6,177       29,510         2,083          122,516

Net Income (Loss) Before Income Taxes       14,079       20,787     4,069       8,460        5,490        48,685          101,570
Income Taxes                                (5,913)      (8,159)   (1,709)     (2,859)      (2,806)      (49,065)         (70,511)

GAAP Net Income (Loss)                 $     8,166   $   12,628  $  2,360  $    5,601   $    2,684    $     (380)    $     31,059
                                       ==========================================================================================

Total Assets                           $ 3,237,441   $3,315,570  $282,165  $3,459,596   $1,649,401    $        -     $ 11,944,173

                                                                                                       CORPORATE
                                                                  FINANCIAL TREASURY                 RESTRUCTURING
                                                                  SERVICES  AND OTHER   DIVESTITURE    RELATED        CONSOLIDATED
                                          RETAIL     COMMERCIAL    GROUP    CORPORATE   BUSINESSES    ACTIVITIES          TOTAL
                                       --------------------------------------------------------------------------------------------

Three Months Ended: September 30, 2000
Net Interest Revenue                   $    45,225   $   47,179  $  1,229  $   (1,519)  $   40,685    $        -     $    132,799
GAAP Provision for Loan Loss                (1,833)      (9,884)      (45)       (548)      (7,835)            -          (20,145)

Net Interest Income after Provision         43,392       37,295     1,184      (2,067)      32,850             -          112,654
Gains from Divestitures                          -            -         -           -            -             -                -
Other Non-Interest Income                   17,654        8,201    20,759       9,890       10,522             -           67,026

Total Revenue                               61,046       45,496    21,943       7,823       43,372             -          179,680

Restructuring & Other related costs              -            -         -           -            -             -                -

Non-Interest Expense                        42,682       22,614    16,558       7,124       35,212             -          124,190

Net Income (Loss) Before Income Taxes       18,364       22,882     5,385         699        8,160             -           55,490

Income Taxes                                (7,713)      (9,338)   (2,262)      2,975       (4,549)            -          (20,887)

GAAP Net Income (Loss)                 $    10,651   $   13,544  $  3,123  $    3,674   $    3,611    $        -     $     34,603
                                       ============================================================================================

Total Assets                           $ 2,952,990   $4,785,277  $451,226  $2,097,943   $3,652,425    $        -     $ 13,939,861

Business Segment Selected Financial Information

                                                                                                          CORPORATE
                                                                    FINANCIAL   TREASURY                 RESTRUCTURING
                                                                     SERVICES   AND OTHER   DIVESTITURE     RELATED    CONSOLIDATED
                                            RETAIL      COMMERCIAL    GROUP     CORPORATE    BUSINESSES    ACTIVITIES      TOTAL
                                      ---------------------------------------------------------------------------------------------
Nine Months Ended: September 30, 2001
Net Interest Revenue                     $   124,115   $   122,210  $  7,809   $   16,851   $   85,372    $  (2,444)  $    353,913
GAAP Provision for Loan Loss                  (6,520)      (14,523)        -            -       (2,039)     (36,716)       (59,798)

Net Interest Income after Provision          117,595       107,687     7,809       16,851       83,333      (39,160)       294,115
Gains from Divestitures                            -             -         -            -            -      181,704        181,704
Other Non-Interest Income                     64,724        21,621    62,813       14,121       29,208       (1,131)       191,356

Total Revenue                                182,319       129,308    70,622       30,972      112,541      141,413        667,175
Restructuring & Other related costs                -             -         -            -            -       84,249         84,249
Non-Interest Expense                         132,988        65,264    58,315       16,435       98,480        2,083        373,565

Net Income (Loss) Before Income Taxes         49,331        64,044    12,307       14,537       14,061       55,081        209,361
Income Taxes                                 (20,718)      (27,876)   (5,169)      (3,116)      (4,229)     (56,778)      (117,886)

GAAP Net Income (Loss)                   $    28,613   $    36,168  $  7,138   $   11,421   $    9,832    $  (1,697)  $     91,475
                                        ===========================================================================================

Total Assets                             $ 3,237,441   $ 3,315,570  $282,165   $3,459,596   $1,649,401    $       -   $ 11,944,173

                                                                                                          CORPORATE
                                                                    FINANCIAL   TREASURY                RESTRUCTURING
                                                                    SERVICES    AND OTHER   DIVESTITURE    RELATED     CONSOLIDATED
                                            RETAIL    COMMERCIAL      GROUP     CORPORATE   BUSINESSES    ACTIVITIES       TOTAL
                                      ---------------------------------------------------------------------------------------------
Nine Months Ended: September 30, 2000
Net Interest Revenue                     $   127,054   $   145,343  $  5,103   $    5,027   $  116,833    $       -   $    399,360
GAAP Provision for Loan Loss                  (6,310)      (74,801)      (45)      (8,217)     (27,701)           -       (117,074)

Net Interest Income after Provision          120,744        70,542     5,058       (3,190)      89,132            -        282,286
Gains from Divestitures                            -             -         -            -            -            -              -
Other Non-Interest Income                     54,451        23,796    64,965       37,993       33,464            -        214,669

Total Revenue                                175,195        94,338    70,023       34,803      122,596            -        496,955
Restructuring & Other related costs                -             -         -            -            -            -              -
Non-Interest Expense                         123,009        67,639    51,090       22,949      106,082            -        370,769

Net Income (Loss) Before Income Taxes         52,186        26,699    18,933       11,854       16,514            -        126,186
Income Taxes                                 (21,918)      (10,145)   (7,952)       2,072       (7,168)           -        (45,111)

GAAP Net Income (Loss)                   $    30,268   $    16,554  $ 10,981   $   13,926   $    9,346    $       -   $     81,075
                                         ==========================================================================================

Total Assets                             $ 2,952,990   $ 4,785,277  $451,226   $2,097,943   $3,652,425    $       -   $ 13,939,861

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

On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS 142). SFAS 141, effective June 30, 2001, requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. During a transition period from July 1, 2001 through December 31, 2001, goodwill associated with business combinations completed prior to July 1, 2001 will continue to be amortized through the income statement. Effective January 1, 2002, periodic goodwill amortization and expense recognition will be discontinued and goodwill will be assessed (at least annually) for impairment at the reporting unit level by applying a fair-value based test. SFAS 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized. Under SFAS 142 intangibles with indefinite lives will no longer be amortized to the income statement. Beginning January 1, 2002, under SFAS 142 the elimination of goodwill amortization is expected to increase net income by approximately $4.7 million, after taking into consideration the goodwill that will be eliminated with the Company's planned divestitures. The Company will also perform an initial goodwill assessment to determine if a transition impairment charge will be recognized under SFAS 142.

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS 144). SFAS 144 supercedes FASB Statement No.121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of (SFAS 121), and certain of the accounting and reporting provisions of APB Opinion No. 30. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying value of long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, by sale the SFAS 121 model is also retained which requires an asset to be measured at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. SFAS 144 does establish criteria beyond that previously specified in SFAS 121 to determine when a long-lived asset is held for sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and is generally to be applied prospectively. The Company is currently evaluating the impact of SFAS 144.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements regarding the Company's beliefs, estimates, projections and assumptions, which are provided to assist in the understanding of certain aspects of the Company's anticipated future financial performance. The Company cautions readers not to place undue reliance on any forward-looking statement. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond the Company's control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any assumption could prove to be inaccurate and actual results may differ from those contained in or implied by such forward-looking statements for a variety of reasons. Factors that might cause differences to occur include, but are not limited to, economic conditions in the markets that the Company serves including those in Hawaii, the U.S. Mainland, Asia and the West and South Pacific; shifts in interest rates; fluctuations in currencies of Asian Rim and South Pacific countries relative to the U.S. dollar; factors impacting the implementation of the strategic plan (including restructuring of the Company), which may result in the plan not being completed within the expected financial and time estimates; credit markets may deteriorate; credit quality initiatives may fall short of the Company's goals; the expense reductions may not be achieved; the Company may not be able to maintain its net interest margin; proposed equity repurchases may not be implemented within the expected financial and time estimates; implementation of the strategic plan may cause unanticipated organizational disruptions; customer acceptance of our business as restructured may be less than expected; changes in applicable federal, state, and foreign income tax laws and regulatory and monetary policies; and increases in competitive pressures in the banking and financial services industry could increase, particularly in connection with product delivery and pricing. The terrorist attacks of September 11, 2001 and the reactions to them may have a significant adverse effect on the primary markets the Company serves. The primary market is heavily dependent on air transportation and tourism. The government's policy changes as a result of the September 11, events could have consequences the Company cannot predict. Unless expressly stated, the Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PERFORMANCE HIGHLIGHTS

The Company reported earnings for the three months ended September 30, 2001 of $31.1 million, compared to $34.6 million for the three months ended September 30, 2000. Diluted earnings per share were $0.37 for the third quarter of 2001 compared to $0.44 in the third quarter of 2000. The Company's net income for the first nine months of 2001 was $91.5 million, compared to $81.1 million for the corresponding period of the prior year.

On April 23, 2001 the Company announced a strategic plan designed to maximize shareholder value by strengthening its Hawaii and West Pacific operations and divesting most other holdings. In line with its strategic plan, the Company completed the sale of its California Bank subsidiary on September 7, 2001. On October 3, 2001 the Company announced it had reached a definitive agreement to sell its operations in Papua New Guinea, Vanuatu and Fiji to Australia-based ANZ. The Company also has announced that it has entered into exclusive negotiations to sell its interest in its French Polynesia and New Caledonia banks to the French bank, Caisse d'Epargne. These transactions are anticipated to close by year-end 2001. The Hong Kong branch and representative and extension offices in the Philippines have been closed during the third quarter and the remaining Asian branches will be closed by the end of 2001. The Company will maintain its operations in

Hawaii, the West Pacific, American Samoa, a representative office in Japan and a leasing office in Arizona. As a consequence of the plan, the Company recognized pre-tax gains on sales of $49.4 million and $149.6 million in the three-months and nine months ended September 30, 2001. The related sales costs and tax obligations largely offset the gain on the sale recognized in the third quarter. Additionally, the Company recognized restructuring and other related costs of $2.1 million and $85.5 million during the three and nine months ended September 30, 2001, respectively.

The Company's net interest income for the quarter on a fully taxable equivalent basis was $112.0 million, down $4.9 million from the previous quarter primarily due to the sale of the California Bank subsidiary and the continued managed reduction of loans to improve the Company's credit profile. Net interest income was down $20.0 million from the same quarter last year primarily due to reductions in the loan portfolio from divestitures and the declining interest rate environment.

The Company's net interest margin for the third quarter of 2001 of 3.90 percent was essentially unchanged from the second quarter of 2001 but was down from 4.02 % in the third quarter last year. The decline from the prior year quarter was primarily due to loan reductions, including the sale of the credit card portfolio, and lower returns earned on the increased liquidity of the Company.

The provision for loan and lease losses was $0.9 million for the third quarter 2001, reflecting earlier improvements in the Company's asset quality and its allowance for loan and lease losses. This compares to a provision for loan and lease losses in the prior quarter of $6.4 million and $20.1 million in the third quarter last year. Contributing to the lower provision were continued high levels of recoveries, which totaled $15.0 million for the quarter, including a $6.5 million recovery in the Asia business.

Non-performing assets, exclusive of loans past due 90+ days, decreased for the fourth consecutive quarter to $106.4 million. Compared to the previous quarter, non-performing assets declined $12.5 million in the third quarter and were down $113.2 million or 51.5% from the same period last year.

The effective tax rate of 69% for the third quarter of 2001 results from the effect of non-tax-deductible goodwill and other costs associated with the divestitures. Excluding the effects of the divested businesses, the effective tax rate was approximately 38.5%.

In the third quarter of 2001, return on average assets (ROAA) and return on average equity (ROAE) were 1.00% and 8.88%, respectively, compared to 0.98% and 11.20% in the third quarter of 2000. On a year-to-date basis, ROAA was 0.94% and 0.77% in 2001 and 2000, respectively, and ROAE was 8.96% in 2001 compared to 8.85% in 2000.

Total assets at September 30, 2001 were $11.9 billion, down from $14.0 billion at December 31, 2000 and $13.9 billion at September 30, 2000. The decrease in total assets was largely due to reductions in the Company's loan portfolio, which was $2.6 billion lower at September 30, 2001 as compared to September 30, 2000. The decline in loans was partially due to sales in 2001 of commercial loans, credit card loans, Pacific Century Bank, N.A.'s Arizona and California branches (Pacific Century Bank Branches) and planned risk reduction in the portfolio. In addition, since December 31, 2000, loans in the Company's Asia branches have declined as the branches are winding down their operations.

As part of its efforts to effectively manage capital during the third quarter 2001 the Company announced a program to repurchase $70 million of common shares. At September 30, 2001 the Company had repurchased

2.7 million shares at an average price of $23.37. The remainder of this initial repurchase program was completed in October 2001. The Company has initiated an additional $200 million repurchase program. At September 30, 2001 the leverage ratio was 11.37% compared to 10.47% at June 30, 2001 and 8.80% at September 30, 2000.

The terrorist attacks of September 11, 2001 had both indirect and direct effects on the Company and its customers. The more direct impact did not have significant financial consequences. The Company's New York office was unavailable and business activities were moved to other locations and service providers. As with many companies, some business processes and transactions were interrupted. These activities were subsequently returned to customary levels, without adverse financial consequences. The indirect impact may affect many customers. The impact on customers of the subsequent slowing of economic activity, including reduced tourist arrivals in Hawaii, will depend upon the extent and length of the slowdown. The Company has evaluated the initial impact on customers and has adjusted its estimates of credit risk. These risks have been considered in determining the level of allowance for loan losses at September 30, 2001. The Company continues to monitor the indirect impact of the terrorist attacks and related events. The Company will make appropriate adjustments to its allowance for loan losses or other accounts when the indirect financial impact is more clearly determinable.

Highlights  (Unaudited)
--------------------------------------------------------------------------------
(dollars in thousands except per share amounts)

                                                    Three Months Ended                              Nine Months Ended
                                        ------------------------------------------     -----------------------------------------
                                        September 30, 2001      September 30, 2000     September 30, 2001     September 30, 2000
Earnings Highlights and Performance
Ratios
   Net Income                                 $31,059                $34,603               $    91,475            $    81,075
   Basic Earnings Per Share                      0.39                   0.44                      1.14                   1.02
   Diluted Earnings Per Share                    0.37                   0.44                      1.11                   1.02
   Cash Dividends                              14,625                 14,302                    43,415                 42,147

   Return on Average Assets                      1.00%                  0.98%                     0.94%                  0.77%
   Return on Average Equity                      8.88%                 11.20%                     8.96%                  8.85%
   Net Interest Margin                           3.90%                  4.02%                     3.91%                  4.08%
   Core Efficiency Ratio (a)                    69.12%                 62.15%                    67.68%                 61.58%

Cash Basis Financial Data
   Net Income                                 $34,392                $38,743               $   102,391            $    93,554
   Basic Earnings per Share                   $  0.43                $  0.49               $      1.28            $      1.18
   Diluted Earnings per Share                 $  0.41                $  0.49               $      1.24            $      1.17
   Return on Average Assets                      1.12%                  1.12%                     1.06%                  0.90%
   Return on Average Equity                     11.17%                 14.88%                    11.52%                 12.22%
   Core Efficiency Ratio (a) (b)                67.21%                 60.08%                    65.70%                 59.50%

(a) Excludes the effect of restructuring activities and non-recurring transactions.

(b) Excludes the effect of intangibles which include goodwil, core deposit and trust intangibles.
--------------------------------------------------------------------------------


                                                                                           September 30,         September 30,
Statement of Condition Highlights and Performance Ratios                                           2001                  2000
-----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                               $11,944,173            $13,939,861
Net Loans                                                                                    6,584,122              9,094,337
Total Deposits                                                                               7,399,737              8,820,668
Total Shareholders' Equity                                                                   1,371,055              1,250,069

Book Value Per Common Share                                                                $     17.31            $     15.72
Allowance / Loans Outstanding                                                                     2.70%                  2.62%
Average Equity / Average Assets                                                                  10.47%                  8.65%
Employees (FTE)                                                                                  3,881                  4,182
Branches                                                                                           140                    171

Market Price Per Share of Common Stock Quarter Ended
     Closing                                                                               $     23.37            $     17.13
     High                                                                                  $     28.30            $     17.50
     Low                                                                                   $     20.20            $     13.13

STATEMENT OF INCOME ANALYSIS

The income statement presentation was revised in 2001 and accordingly prior periods have been reclassified. The revisions include: presenting income from mortgage banking related activities as a separate financial statement line, combining Interest on Loans, Loan Fees and Income on Lease Financing into one financial statement line, reclassifying interchange and other fees to Fees, Exchange, and Other Service charges, and separately classifying goodwill and other intangible amortization. The following illustrates the reclassifications for the three and nine months ended September 30, 2000.

                                    Three Months Ended Sept. 30, 2000           Nine Months Ended Sept. 30, 2000
------------------------------------------------------------------------------------------------------------------
(in thousands)
                                    Previously         Amounts after           Previously          Amounts after
                                    Reported         Reclassification           Reported         Reclassification
------------------------------------------------------------------------------------------------------------------
Interest & Fees on Loans &
    Leases                             $192,749           $203,858            $558,735           $593,240
Loan Fees                                 7,679                  -              24,902                  -
Income from Lease Financing               9,935                  -              27,661                  -
Mortgage Banking                              -              3,086                   -              7,964
Fees, Exchange, and Other
     Service Charges                    22,714              25,398              66,926              74,883
Goodwill & Other Intangible
     Amortization                            -               4,139                   -              12,479
Other Operating Expense                 41,350              36,476             123,301             108,685

Net Interest Income

Taxable-equivalent net interest income was $112.0 million for the third quarter of 2001, down $20.0 million, or 15.2% from the comparable period in 2000. Taxable-equivalent net interest income was $354.1 million for the nine-months ended September 30, 2001, down $46.0 million, or 11.5% from the same period in 2000. The decline in net interest income was attributable to: 1) decreases in the Company's loan portfolio, in particular the sale of the credit card portfolio and Pacific Century Bank Branches which portfolios were higher yielding than the portfolios that remain, and 2) interest rate reductions during 2001 as a result of actions taken by the Federal Reserve. During the third quarter of 2001, the Federal Reserve reduced Prime interest rates by 75 basis points. Since the end of the third quarter 2000, interest rates have been reduced by 350 basis points.

The Company's net interest margin was 3.90% in the quarter ended September 30, 2001, a decrease of 12 basis points from the comparable period a year ago. For the first nine-months of the year, the net interest margin was 3.91%, compared to 4.08% for the comparable period in 2000. The net interest margin is expected to remain near the current level. Presented in Table 2 are average balances, yields earned, and rates paid for the three and nine month periods ended September 30, 2001 and September 30, 2000.

Consolidated Average Balances and Interest Rates Taxable Equivalent
---------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                 Three Months Ended
                                                                  September 30, 2001                 September 30, 2000
                                                               Average   Income/  Yield/          Average   Income/  Yield/
(dollars in millions)                                          Balance   Expense   Rate           Balance   Expense   Rate
---------------------------------------------------------------------------------------------------------------------------
Earning Assets
 Interest Bearing Deposits                                    $   938.7   $  9.4    3.98%        $   197.3   $  3.3    6.69%
 Investment Securities Held to Maturity
  -Taxable                                                        602.1      9.9    6.53             711.7     12.9    7.23
  -Tax-Exempt                                                       3.7      0.2   23.14               8.4      0.4   17.70
 Investment Securities Available for                            2,139.6     30.8    5.71           2,490.1     41.8    6.67
  Sale
 Funds Sold                                                       194.2      1.8    3.64              38.8      0.6    6.48
 Net Loans
  -Domestic                                                     6,663.8    126.6    7.57           8,193.4    177.7    8.63
  -Foreign                                                        920.4     16.8    7.23           1,435.2     25.2    7.00
                                                              --------------------------         --------------------------
Total Loans                                                     7,584.2    143.4    7.53           9,628.6    202.9    8.38
                                                              --------------------------         --------------------------
  Total Earning Assets                                         11,462.5    195.5    6.79          13,074.9    261.9    7.97
Cash and Due From Banks                                           347.3                              418.2
Other Assets                                                      488.9                              523.6
                                                              ---------                          ---------
  Total Assets                                                $12,298.7                          $14,016.7
                                                              =========                          =========

Interest Bearing Liabilities
 Domestic Deposits              - Demand                      $ 1,892.6      8.3    1.74         $ 2,043.7     12.0    2.34
                                - Savings                         794.9      4.6    2.29             680.4      3.4    1.99

   - Savings
                                - Time                          2,432.0     29.5    4.82           2,799.4     40.3    5.73
   - Time
                                                              --------------------------         --------------------------
  Total Domestic                                                5,119.5     42.4    3.29           5,523.5     55.7    4.01
 Foreign Deposits
  - Time Due to Banks                                             235.3      2.2    3.78             552.6      8.5    6.12
  - Other Time and Savings                                        640.7      5.5    3.41             821.4      8.8    4.26
                                                              --------------------------         --------------------------
  Total Foreign                                                   876.0      7.7    3.51           1,374.0     17.3    5.01
                                                              --------------------------         --------------------------
  Total Interest Bearing Deposits                               5,995.5     50.1    3.32           6,897.5     73.0    4.21
Short-Term Borrowings                                           2,012.6     20.9    4.11           2,599.4     40.7    6.23
Long-Term Debt                                                    746.0     12.5    6.63             963.4     16.2    6.69
                                                              --------------------------         --------------------------
  Total Interest Bearing Liabilities                            8,754.1     83.5    3.78          10,460.3    129.9    4.94
                                                              --------------------------         --------------------------
Net Interest Income                                                        112.0                              132.0
Interest Rate Spread                                                                3.01%                              3.03%
Net Interest Margin                                                                 3.90%                              4.02%
Demand Deposits                 -  Domestic                     1,509.0                            1,619.8
                                -  Foreign                        330.7                              345.6
                                                              ---------                          ---------
Total Demand Deposits                                           1,839.7                            1,965.4
Other Liabilities                                                 316.6                              361.6
Shareholders' Equity                                            1,388.3                            1,229.4
                                                              ---------                          ---------
  Total Liabilities and Shareholders'
   Equity                                                     $12,298.7                          $14,016.7
                                                              =========                          =========

Provision for Loan Losses                                                    0.9                               20.2
Net Overhead                                                                 9.4                               56.1
                                                                          ------                             ------
Income Before Income Taxes                                                 101.7                               55.7
Provision for Income Taxes                                                  70.5                               20.9
Tax-Equivalent Adjustment                                                    0.1                                0.2
                                                                          ------                             ------
Net Income                                                                $ 31.1                             $ 34.6
                                                                          ======                             ======



Consolidated Average Balances and Interest Rates Taxable Equivalent                                                Table 2
---------------------------------------------------------------------------------------------------------------------------
                                                               Nine Months Ended                      Nine Months Ended
                                                              September 30, 2001                     September 30, 2000
                                                           Average   Income/  Yield/              Average   Income/  Yield/
(dollars in millions)                                      Balance   Expense   Rate               Balance   Expense   Rate
---------------------------------------------------------------------------------------------------------------------------
Earning Assets
 Interest Bearing Deposits                                $   564.0   $ 19.5    4.63%            $   216.4   $ 10.9    6.74%
 Investment Securities Held to Maturity
  -Taxable                                                    630.9     32.4    6.86                 736.7     40.5    7.34
  -Tax-Exempt                                                   3.7      0.7   23.40                   8.9      1.1   17.67
 Investment Securities Available for                        2,311.4    106.2    6.13               2,510.6    124.0    6.60
  Sale
 Funds Sold                                                   132.1      4.2    4.22                  35.4      1.6    6.07
 Net Loans
  -Domestic                                                 7,325.5    438.5    7.99               8,065.7    518.4    8.59
  -Foreign                                                  1,110.4     57.9    6.97               1,517.6     75.2    6.62
Total Loans                                                 8,435.9    496.4    7.86               9,583.3    593.6    8.27
                                                          --------------------------            ---------------------------
  Total Earning Assets                                     12,078.0    659.4    7.29              13,091.3    771.7    7.87
Cash and Due From Banks                                       384.0                                  456.1
Other Assets                                                  579.3                                  597.7
                                                          ---------                              ---------
  Total Assets                                            $13,041.3                              $14,145.1
                                                          =========                              =========

Interest Bearing Liabilities
 Domestic Deposits              - Demand                  $ 1,934.9     29.3    2.02             $ 2,085.6     36.6    2.34
                                - Savings                     720.3     11.7    2.16                 690.6     10.5    2.03
   - Savings
                                - Time                      2,661.2    109.9    5.52               2,769.5    111.7    5.39
 - Time
                                                          --------------------------             --------------------------
  Total Domestic                                            5,316.4    150.9    3.79               5,545.7    158.8    3.83
 Foreign Deposits
  - Time Due to Banks                                         346.4     12.4    4.79                 487.7     21.7    5.95
  - Other Time and Savings                                    716.4     19.0    3.54               1,024.9     31.9    4.15
                                                          --------------------------             --------------------------
  Total Foreign                                             1,062.8     31.4    3.95               1,512.6     53.6    4.73
                                                          --------------------------             --------------------------
  Total Interest Bearing Deposits                           6,379.2    182.3    3.82               7,058.3    212.4    4.02
Short-Term Borrowings                                       2,160.5     80.8    5.00               2,651.2    117.0    5.90
Long-Term Debt                                                841.6     42.2    6.71                 848.3     42.2    6.64
                                                          --------------------------             --------------------------
  Total Interest Bearing Liabilities                        9,381.3    305.3    4.35              10,557.8    371.6    4.70
                                                          --------------------------             --------------------------
Net Interest Income                                                    354.1                                  400.1
Interest Rate Spread                                                            2.94%                                  3.17%
Net Interest Margin                                                             3.91%                                  4.08%
Demand Deposits                 - Domestic                  1,570.7                                1,649.9
                                - Foreign                     352.0                                  376.9
                                                          ---------                              ---------
Total Demand Deposits                                       1,922.7                                2,026.8
Other Liabilities                                             372.4                                  336.7
Shareholders' Equity                                        1,364.9                                1,223.8
                                                          ---------                              ---------
  Total Liabilities and Shareholders'
   Equity                                                 $13,041.3                              $14,145.1
                                                          =========                              =========

Provision for Loan Losses                                               59.8                                  117.1
Net Overhead                                                            84.8                                  156.1
                                                                      ------                                 ------
Income Before Income Taxes                                             209.5                                  126.9
Provision for Income Taxes                                             117.8                                   45.1
Tax-Equivalent Adjustment                                                0.2                                    0.7
                                                                      ------                                 ------
Net Income                                                            $ 91.5                                 $ 81.1
                                                                      ======                                 ======

Provision for Loan Losses

The provision for loan losses was $0.9 million and $59.8 million for the three and nine-month periods ended September 30, 2001, compared to $20.1 million and $117.1 million for the same respective periods in 2000. Contributing to the lower provision were continued high levels of recoveries, which totaled $15.0 million for the quarter, including a $6.5 million recovery in the Asia business. For further information on credit quality, refer to the section on "Corporate Risk Profile - Credit Risk - Allowance for Loan Losses" in this report.

Non-Interest Income

Non-interest income was $113.9 million and $373.1 million for the three and nine-month periods ended September 30, 2001, compared to $67.0 million and $214.7 million for the comparable periods in 2000. Several transactions that resulted in gains impacted non-interest income in 2001, including the sales of Pacific Century Bank's Branches, the credit card portfolio and the sale of investment securities. There was also an increase in the mortgage banking income. After excluding non-recurring gains in 2001 and in 2000, core non-interest income was $62.3 million in the third quarter of 2001, compared to $67.0 million in the third quarter of 2000, and core non-interest income for the first nine months of 2001 was $192.5 million, compared to $202.8 million in the same period of 2000.

The decrease in core non-interest income was largely due to the implementation of the Company's strategic plan, which called for a scale-back in certain businesses. The $4.7 million decrease in the third quarter 2001 from the third quarter 2000 was due to a reduction in interchange fees, resulting from the sale of the Company's credit card portfolio, and foreign exchange, trading and letter of credit fees, resulting from the decision to reduce business in Asia.

Trust and asset management income declined to $14.0 million in the third quarter of 2001, from $15.9 million in the third quarter of 2000. Trust and asset management income was $45.0 million for the first nine months of 2001, also down from the corresponding period of the prior year. The decreases were primarily attributable to reduced fees resulted from declines in asset values of assets under administration.

Mortgage banking income was $10.3 million in third quarter of 2001, an increase of 234% from $3.1 million in the third quarter of 2000. For the nine-months ended September 30, 2001 and 2000, mortgage banking income was $20.0 million and $8.0 million, respectively. The increase in 2001 was due to increased mortgage originations and increased gains on the sale of mortgage loans and the held for sale valuation reserve was reversed. Also in the third quarter of 2001, $3.8 million in fees deferred from prior period loan sales were reversed, which increased income.

Service charges on deposit accounts declined by 4.8% to $9.6 million in the third quarter of 2001 compared to $10.1 million in the third quarter of 2000. This was primarily attributable to changes in deposit rate structures and the sale of Pacific Century Bank Branches. Service charges were $29.4 million for the nine months ended September 30, 2001, down 1.3% from the comparative prior year period.

Fees, exchanges, and other service charges were $17.9 million and $61.5 million for the three months and nine months ended September 30, 2001 compared to $25.4 million and $74.9 million for the same prior year period. The decrease was mainly due to decreased letter of credit and trade fees from the winding down of the Asia business and decreased interchange fees due to the sale of the credit card portfolio.

Sales of investment securities during the three and nine-months ended September 30, 2001 resulted in net investment security gains of $0.9 million and $32.8 million, respectively. These results compare to slight losses on the sale of securities in the same periods of 2000. Year-to-date gains on sales included $28.3 million related to the sale of the Company's ownership interest in Concord EFS, Inc./Star Systems and $3.7 million from the sale of the Company's holdings in the Bank of Queensland.

Other operating income was $11.8 million for the third quarter of 2001, down $0.9 million from the third quarter in 2000. For the nine months ended September 30, 2001, other operating income was $34.7 million compared to $41.3 million for the same period in the prior year. The year over year decline is attributable to $6.8 in write-downs taken on an equity investment. This was offset by a $1.9 gain recognized on the sale of leveraged leases. The winding down of Asia operations also contributed to the decrease in other income.

Non-Interest Expenses

Non-interest expenses were $123.3 million and $457.8 million for the three and nine-month periods ended September 30, 2001, compared to $124.2 million and $370.8 million for the comparable periods in 2000. After excluding restructuring and related costs, core non-interest expenses were $120.4 million in the third quarter of 2001, compared to $124.2 million in the third quarter of 2000, and core non-interest expenses for the first nine months of 2001 were $371.5 million, compared to $370.8 million in the same period of 2000.

The restructuring and related costs totaled $0.8 million and $83.0 million for the three and nine-month periods ended September 30, 2001. These expenses primarily related to severance costs, foreign exchange losses, and other expenses related to exiting certain businesses. Also included was a $15.5 million write-down of goodwill recorded in the second quarter in anticipation of the Company's pending sale of the California Bank subsidiary. Refer to Note 2 to the Consolidated Financial Statements for further discussion of restructuring and related costs.

Salaries and pension and other employee benefits expense totaled $59.2 million and $181.8 million in the three and nine-month periods of 2001, compared to $57.5 million and $174.9 million for the corresponding periods of 2000. The increased expenses were primarily attributable to higher commission and incentive plan costs due to the increased mortgage origination volume. In addition, the grants of restricted stock to employees increased costs by slightly less than $1.0 million per quarter. The reduction in employees due to the sale of the Pacific Century Bank N.A.'s Arizona branches was offset by the addition of employees to improve service levels in Hawaii.

Net equipment expense was $13.0 million in the third quarter of 2001, a decrease of 2.4% from $13.4 million for the same period in 2000, and was $40.2 million for the first nine months of 2001, an increase from $37.5 million for the same period last year. The year to date increase was mainly due to higher software and equipment maintenance costs incurred in 2001 and $1.3 million of accelerated depreciation on assets to be abandoned upon closure of the Asian branches.

Other operating expenses decreased to $34.7 million in the third quarter of 2001 from $36.5 million for the same quarter in 2000. On a year-to-date basis, other operating expenses decreased from $108.7 million in 2000 to $105.0 million in 2001. These decreases were primarily due to an adjustment to the insurance claims reserve of the Company's captive insurance company in the second quarter 2001. Other operating expenses were also lower due to a decrease in processing costs resulting from the sale of the credit card portfolio.

The quarter's core efficiency ratio of 67.2%, excluding intangible amortization, was negatively impacted by the divesting businesses, where revenue declined more quickly than the related expenses. The Company anticipates that the efficiency ratio will return to a more normal level during 2002. Expense control will be a key focus going forward.

Income Tax Provision

The Company's effective tax rate was 69.4% for the third quarter 2001 and 56.3% for the first nine-months of 2001. These effective rates compare to 37.6% and 35.7% in the corresponding periods of last year. The increases in 2001 were attributable to higher provisioning for state and foreign taxes, a higher level of non-deductible costs associated with the divestitures, the most significant of which was $83.6 million of goodwill associated with the divestiture of the California Bank subsidiary, and the write-off of $2 million of foreign tax assets.

Continuing versus Divesting Businesses

Another way the Company looks at financial results is distinguishing between continuing and divesting businesses, which include Pacific Century Bank N.A., Asia Division, South Pacific Division and the credit card business. The continuing businesses benefited from an increase of $1.0 million in revenue and $2.0 million less expense. However, credit losses, which returned closer to a normal rate, increased to $6.0 million. The result was net income of $29.0 million. This compares to $30.0 million on the same basis last quarter. The divesting businesses produced a net income of $2.0 million, largely due to the effect of higher than expected recoveries on prior loan losses taken in Asia. The revenues of the divesting businesses have decreased before the expenses, largely due, again, to the wind down of the Asia business.


BALANCE SHEET ANALYSIS

Loans

As of September 30, 2001, loans outstanding, excluding loans held for sale, had declined to $6.8 billion, from $9.2 billion at year-end 2000 and $9.3 billion at September 30, 2000. Consistent with the Company's strategic plan, during the first nine months of 2001, the Company sold $166.8 million of commercial loans, its $209.3 million credit card portfolio, and $725.7 million in Pacific Century Bank Branch loans. In addition, during the first nine months of 2001 loans outstanding in Asia have declined $414 million to $142 million and syndicated loans outstanding have declined $519 million to $585 million at September 30, 2001. The remaining decline was attributable to other strategic risk reductions in the portfolio. The Company still anticipates reducing the mortgage portfolio as outlined in the Strategic Plan. Originations have continued to outpace sales during the first nine months of the year.

Table 3 presents the composition of the loan portfolio by major loan categories as of September 30, 2001, June 30, 2001, December 31, 2000 and September 30, 2000.

Loan Portfolio Balances                                                                                               Table 3
------------------------------------------------------------------------------------------------------------------------------
                                                       Sept 30              June 30               Dec 31              Sept 30
(dollars in millions)                                     2001                 2001                 2000                 2000
------------------------------------------------------------------------------------------------------------------------------
Domestic Loans
      Commercial and Industrial                       $1,410.9             $1,715.2             $2,326.6             $2,423.9
      Real Estate
            Construction -- Commercial                   144.4                213.6                282.4                284.7
                         -- Residential                   31.3                 32.4                 25.0                 22.3
             Mortgage -- Commercial                      667.9                866.3              1,125.5              1,169.3
                      -- Residential                   2,748.3              2,767.5              2,841.3              2,750.0
      Installment                                        429.0                475.5                719.4                725.0
      Lease Financing                                    503.0                554.5                539.8                537.3
------------------------------------------------------------------------------------------------------------------------------
         Total Domestic                                5,934.8              6,625.0              7,860.0              7,912.5
------------------------------------------------------------------------------------------------------------------------------
Foreign Loans                                            831.9                993.4              1,375.2              1,426.8
------------------------------------------------------------------------------------------------------------------------------
         Total Loans                                  $6,766.7             $7,618.4             $9,235.2             $9,339.3
==============================================================================================================================

Loans Held for Sale

Loans held for sale totaled $228.1 million at September 30, 2001, compared to $179.2 million at December 31, 2000, an increase of $48.9 million, and $139.1 million at September 30, 2000, and an increase of $89.0 million. The loans held for sale primarily residential mortgage loans and resulted from increased mortgage production throughout 2001.

Investment Securities

The Company's investment portfolio is managed to meet strategic asset/liability positioning, to provide both interest income and balance sheet liquidity and to collateralize customer deposits. Available-for-sale securities at September 30, 2001 were $2.1 billion, down 17.6% from $2.5 billion at December 31 and September 30, 2000. Securities held to maturity were $547.4 million at September 30, 2001, declining from $670.0 million at year-end 2000 and $716.4 million a year ago. These decreases were largely due to maturities. Other short-term interest-earning assets totaled $1.4 billion at the end of the third quarter, compared to $327.3 million and $219.2 million at December 31, 2000 and September 30, 2000, respectively. This increase resulted from the proceeds of the branch divestitures and loan portfolio sales during the first nine months of 2001, and has enabled the Company to improve its liquidity. At September 30, 2001 and December 31, 2000 investment securities with a book value of $2.1 billion and $2.3 billion, respectively, were pledged as collateral for repurchase agreements.

Deposits

As of September 30, 2001, deposits totaled $7.4 billion, down $1.7 billion from $9.1 billion at December 31, 2000 and down $1.4 billion from $8.8 billion at September 30, 2000. During 2001, domestic deposits decreased $996.9 million, primarily due to the sale of Pacific Century Bank Branches, while foreign deposits declined by $684.0 million. The decline in foreign deposits is attributable to the Company's planned exit from many of its foreign markets and decreased funding needs.

Table 4 presents average deposits by type as of September 30, 2001, December 31, 2000 and September 30, 2000.

Average Deposits                                                                                                     Table 4
-----------------------------------------------------------------------------------------------------------------------------
                                                 Sept 30, 2001             December 31, 2000              Sept 30, 2000
                                            ---------------------------------------------------------------------------------
(dollars in millions)                          Amount         Mix          Amount        Mix           Amount        Mix
-----------------------------------------------------------------------------------------------------------------------------
Domestic
  Non-Interest Bearing Demand                    $1,509.0      19.3%        $1,640.0       18.2%        $1,619.8       18.3%
  Interest-Bearing Demand                         1,892.6      24.2%         2,061.9       22.9%         2,043.7       23.1%
  Regular Savings                                   794.9      10.1%           684.8        7.6%           680.4        7.7%
  Time Certificates
    of Deposit
    ($100,000 or More)                            1,202.7      15.3%         1,212.1       13.5%         1,233.5       13.9%
  All Other Time and
    Savings Certificates                          1,229.3      15.7%         1,569.0       17.4%         1,565.9       17.7%
-----------------------------------------------------------------------------------------------------------------------------
Total Domestic                                    6,628.5      84.6%         7,167.8       79.6%         7,143.3       80.7%
-----------------------------------------------------------------------------------------------------------------------------
Foreign
  Non-Interest Bearing Demand                       330.7       4.2%           371.4        4.1%           345.6        3.9%
  Time Due to Banks                                 235.3       3.0%           505.4        5.6%           552.6        6.2%
  Other Time and Savings                            640.7       8.2%           960.5       10.7%           821.4        9.2%
-----------------------------------------------------------------------------------------------------------------------------
Total Foreign                                     1,206.7      15.4%         1,837.3       20.4%         1,719.6       19.3%
-----------------------------------------------------------------------------------------------------------------------------
Total                                            $7,835.2     100.0%        $9,005.1      100.0%        $8,862.9      100.0%
=============================================================================================================================

Borrowings

Short-term borrowings, including funds purchased and securities sold under agreements to repurchase, totaled $2.1 billion at September 30, 2001, $2.3 billion at December 31, 2000 and $2.5 billion at September 30, 2000. The decline in short-term borrowings reflected the lower funding needs resulting from the decrease in the Company's assets.

Similarly, long-term debt at September 30, 2001 decreased to $678.4 million from $997.2 million at December 31, 2000 and $999.7 million at September 30, 2000.

Shareholders' Equity

The Company's capital position remains strong. Total capital increased to $1.4 billion at September 30, 2001, an increase from $1.3 billion at December 31, 2000 and at September 30, 2000. A further discussion of the Company's capital is included in the Corporate Risk Profile section of this report.


LINE OF BUSINESS FINANCIAL REVIEW

Beginning in December of 2000 and extending to the end of the first quarter, the Company performed an analytically rigorous self-assessment of all of its lines of business. The fundamental objective was to develop a plan to improve shareholder value. Management evaluated the attractiveness of each of the Company's businesses, as well as the ability to compete in those businesses in the future. The performance of each business was assessed in relation to the risks assumed and the extent to which returns are expected to exceed the cost of the capital allocated to it. It was concluded that three businesses: Pacific Century Bank, N.A., the Asia Division, and the South Pacific Division, excluding American Samoa, would not achieve sufficient returns to create shareholder value and therefore, would be divested or liquidated.

A new organizational structure was announced in April 2001 as a result of the assessment process. Businesses have been aligned into the following units:
Retail Banking, Commercial Banking, Financial Services, Treasury and Other Corporate and Divestiture Businesses. Corporate Restructuring Related Activities have been segregated in the current year due to their non-recurring nature. The Line of Business Financial Review in this report is presented in a format that is consistent with the new organization structure. Note 3 to the Consolidated Financial Statements include the Company's business segment financial reports for the three and nine-month periods ended September 30, 2001 and 2000.

Key indicators of performance adopted by the Company include:

Economic:
- NIACC (Net Income After Capital Charge): The key indicator of creating value for the shareholder, it is determined by subtracting a charge for capital from economic net income. Positive value is created by generating net income above the Company's estimated cost of capital.
- RAROC (Risk Adjusted Return on Capital): A complementary measure that indicates the economic return produced by the business on the risk-adjusted capital assigned to it.

GAAP:
- Net income after Taxes: Net income generated by the business using measurement practices consistent with accounting principles generally accepted in the United States.

The key differences between the derivation of Economic and GAAP results are:

Provision for Loan Losses: The GAAP provision represents the current period change in reserve requirements. The Economic Provision represents estimated losses in the credit portfolio assuming a "normalized" economic environment and loss rate over the business cycle. Consequently, there is no recognition of the free funds value of the loan loss reserve for Economic accounting.

Goodwill Amortization: Amortization of Goodwill is not reflected in Economic results since it is assumed to use shareholder funds supported entirely by capital.

Excess Capital Funding Value: GAAP net income includes the free funding value of a share of the Company's excess capital not allocated to the segments to cover risk. Economic results are based on risk-adjusted capital, necessitating adjustment for the excess capital funding value.

Economic NIACC and RAROC for each segment for the three and nine months ended September 30, 2001 and 2000 are presented in Table 5.

Economic NIACC and RAROC                                                                                                  Table 5

(dollars in thousands)
                                                                                                                  CORPORATE
                                                                 FINANCIAL      TREASURY                        RESTRUCTURING
                                                                 SERVICES       AND OTHER       DIVESTITURE         RELATED
                                     RETAIL      COMMERCIAL        GROUP        CORPORATE       BUSINESSES         ACTIVITIES
                                   -----------  --------------  ------------  --------------   --------------  --------------
Three Months Ended Sept 30, 2001

NIACC (Economic)                      $ 1,861        $ 2,050        $  269      $ (9,330)         $(14,019)           $  (873)
RAROC (Economic)                           19%            19%           17%            8%               (4)%              N/A
                                  ===========================================================================================

Three Months Ended Sept 30, 2000

NIACC (Economic)                      $ 4,177        $(1,669)       $1,186      $    524          $(12,940)           $     -
RAROC (Economic)                           25%            13%           22%            -                 3%                 -
                                  ===========================================================================================

Nine Months Ended Sept 30, 2001

NIACC (Economic)                      $ 9,396        $(4,984)          742      $(23,563)         $(34,835)           $(5,732)
RAROC (Economic)                           22%            13%           16%            0%                2%               N/A
                                  ===========================================================================================

Nine Months Ended Sept 30, 2000

NIACC (Economic)                      $12,472        $   911        $6,150      $(36,217)         $(36,726)           $     -
RAROC (Economic)                           25%            15%           30%          (10)%               4%                 -
                                  ===========================================================================================

Retail Banking

The Company's retail banking franchise and market share in Hawaii and American Samoa are key strengths of the Company. Retail Banking provides checking and savings products for the consumer and small business segments, merchant services, installment, home equity and mortgage lending products, as well as other products and services. The declines in net interest revenue for the three and nine months ended September 30, 2001 compared to the same periods in 2000 are a result of reduced deposit spread revenue experienced in a year of significant interest rate reductions. The increase in non-interest income is a result of increased mortgage origination volumes and increased deposit service charges. Furthermore, non-interest expense increased as a result of the higher mortgage origination volumes and higher allocated costs related to systems charges and new product launches.

As part of the company's overall strategic plan, Bank of Hawaii, on October 1, 2001, launched its new retail banking plan aimed at doubling the Retail Banking Group's NIACC within three years. The plan focuses on building a strong sales and service culture which will increase the cross-sell ratios to new and existing consumer and small business customers. Key initiatives will improve the capabilities of the sales staff, enhance processes in the branch and call center channels and broaden expertise in product management areas.

Commercial Banking

The Commercial Banking segment offers corporate banking, commercial products, leasing, commercial real estate lending and auto finance. The Company's West Pacific operations are included in this segment. The decline in net income for the quarter ended September 30, 2001 is due to reduction in interest and fee revenue attributable to the reductions in the loan portfolio as a result of the Company's efforts to reduce credit exposures, as well as the declining interest rate environment. Prior year results were negatively impacted by the additional loan loss provision of $32.9 million taken in second quarter 2000 to address weaknesses in the syndicated loan and Hawaii commercial real estate portfolio.

Financial Services Group

The Financial Services Group offers private banking, trust services, asset management, investments such as mutual funds and stocks, financial planning, and insurance. A significant portion of this segment's income is derived from fees, which are based on the market values of assets under management. The decline in net income is attributable to increased expenses associated with operational improvements.

Treasury and Other Corporate

The primary component of this segment is Treasury, which consists of corporate asset and liability management activities including investment securities, federal funds purchased and sold, government deposits, short and long-term borrowings, and managing interest rate and foreign currency risks. Additionally, the net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with other minor unallocated amounts. Eliminations of intercompany transactions are also reflected in this segment. The increases in net interest income for the three and nine months ended September 30, 2001 compared to the same periods in 2000 is due to the increased liquidity of the Company from the divestitures.

Divestiture Businesses

This segment includes the businesses the Company plans to divest or close. The Company expects to complete the divestitures and closures by December 31, 2001. Revenues and expenses in this segment declined from the prior year periods due to the sale of the credit card portfolio and Pacific Century Bank Branches. In addition, as the Asia offices wind down their business toward the closures that are expected to be completed in the fourth quarter, business has declined.


Corporate Restructuring Related Activities

This segment reflects the implementation of the Company's strategic plan to improve credit quality and to divest underperforming businesses. It includes the gains and costs of divesting businesses (the credit card portfolio, Pacific Century Bank Branches, Asia Division and the South Pacific Division) and the costs of restructuring the Company. It also includes losses associated with accelerated resolution of credit problems undertaken in the first quarter of 2001.


FOREIGN OPERATIONS

The Company has an international presence in the Asia-Pacific region that provides lending, correspondent banking, foreign exchange, trade finance and deposit gathering activities in these markets.

The South Pacific consists of investments in subsidiary banks in French Polynesia, New Caledonia, Papua New Guinea, Vanuatu, and Bank of Hawaii branch operations in Fiji and American Samoa. As American Samoa is U.S. dollar based, its operation is included as domestic for financial reporting purposes. The Company decided to divest the entire South Pacific operations. On October 3, 2001, the company reached a definitive agreement to sell its operations in Papua New Guinea, Vanuatu and Fiji to Australia-based ANZ. The sale, which is subject to regulatory approvals, is expected to be completed before the end of the year. The Company announced it is in exclusive negotiations to sell its approximately 95% share interest in its French Polynesia and New Caledonia operations to France-based CNCE. Both transactions are expected to be completed by the end of 2001. On August 31, 2001, the Company closed its Bank of Hawaii Hong Kong branch and its representative office and two extension offices in the Philippines. The remaining operations will be closed by year-end. A representative office in Tokyo will remain.

The West Pacific includes Bank of Hawaii branches in Guam and in other locations in the West Pacific region. First Savings also operates branches in Guam. Since the U.S. dollar is used in these locations, operations in the West Pacific are not considered foreign for financial reporting purposes.

The countries in which the Company maintains its largest exposure on a cross-border basis include Japan, Netherlands, Singapore, and United Kingdom. Table 6 presents as of September 30, 2001, December 31, 2000, and September 30, 2000 a geographic distribution of the Company's cross-border assets for each country in which such assets exceed 0.75% of total assets.

Geographic Distribution of Cross-Border International Assets                                                      Table 6
--------------------------------------------------------------------------------------------------------------------------
 (dollars in millions)
Country                                  Sept 30, 2001                    December 31, 2000                 Sept 30, 2000
==========================================================================================================================
Australia                                      $  91.2                                $   -                         $   -
Canada                                           104.2                                    -                             -
France                                           103.3                                    -                             -
Germany                                           96.8                                    -                             -
Italy                                             95.6                                    -                             -
Japan                                            120.3                                298.8                         293.1
South Korea                                          -                                282.0                         305.5
Netherlands                                      183.1                                    -                             -
Singapore                                        145.7                                    -                             -
United Kingdom                                   295.0                                    -                             -
All Others                                       399.7                                509.6                         556.0
                                       ----------------                 --------------------               ---------------
                                              $1,634.9                             $1,090.4                      $1,154.6
                                       ================                 ====================               ===============

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

CORPORATE RISK PROFILE

Credit Risk

Prior to the terrorist attacks of September 11, 2001, the Company's asset quality was continuing to improve as evidenced by the continued reductions in the level of internally criticized and classified credits.

The extent of the economic impact due to the events of September 11 on Hawaii's tourism business will depend on future events. However, management's progress in improving asset quality over the past year, combined with a strong allowance for loan and lease losses has limited the initial impact on earnings.

Following September 11, a forward looking review was completed of individual borrowers in identified high and medium impact industries where greater than twenty percent of their revenues are tied to tourism. In response, allocated reserves were increased for those portfolio segments. Improvement in asset quality and loan reductions prior to the event allowed for a reallocation without incremental provisioning.

The Company's total exposure to the air transportation industry at September 30, 2001 was $188 million, consisting of $141 million in secured equity interests in leveraged aircraft leases and $47 million in lending exposure, of which $38 million was undrawn, including $24 million to an air cargo carrier. The lease exposure is comprised of $95 million on 14 aircraft leased to United States and international passenger carriers, $31 million on 16 aircraft leased to regional passenger carriers and $15 million on one aircraft leased to an air cargo carrier. The allowance for loan and lease losses includes amounts available to absorb estimated losses, giving effect to discounted aircraft values.

At September 30, 2001 outstanding loans to national hotel and management companies totaled $72 million with undrawn commitments of $44 million. In October, the Company sold $10 million of this exposure. Subsequent to this sale, approximately 60% of the Company's exposure to national hotel and management companies is investment grade. Exposure to hotel companies in Hawaii at September 30, 2001 included loans outstanding of $126 million and undrawn commitments of $12 million. In the West and South Pacific, loans outstanding to hotel owners totaled $54 million and $18 million, respectively. Approximately 80% of the Hawaii and Pacific hotel loans are collateralized by hotel properties or guaranteed by either financial institutions or entities with limited exposure to tourism. The allowance for loan and lease losses includes amounts for hotel loans that were recently downgraded as a result of the projected decreases in revenues.

All of the Company's air transportation and hotel loans and leases are performing.

Another group that is being affected is the broad category of tourism. Because of the indirect and varied impact on many businesses, it is difficult to make meaningful aggregations of tourism exposure. Concentrations in tourism are relatively small. For example, combining tour and cruise operators and golf exposures that may be most affected, total outstanding are $37 million.

During the third quarter, total Asian exposure, including loans, placements and off balance sheet items, decreased $94 million to $345 million and Syndicated exposure consisting of loans and undrawn commitments declined $526 million to $1.7 billion at September 30, 2001.

Non-Performing Assets

Non-performing assets consist of non-accrual loans, including those held for sale and foreclosed real estate. Total non-performing assets decreased to $106.4 million, or 1.56% of total loans, at September 30, 2001. This represents a decrease of $76.6 million, or 41.9%, from December 31, 2000 non-performing assets that totaled $183.0 million, or 1.98% of total loans. Non-performing assets at September 30, 2000 were $219.6 million, or 2.35% of loans.

The decrease in domestic non-performing assets between December 31, 2000 and September 30, 2001 was largely due to loan sales, pay-offs, and charge-offs as management made significant progress on its commitment to improve asset quality. The slightly higher ratio in the third quarter of 2001 compared to the previous quarter is due to a decrease of over $900 million in loans. Non-accrual loans of $61.8 million at the end of the third quarter declined $5.5 million or 8.2% from the previous quarter and $152.7 million or 71.2% from the same period last year. Non-accrual loans as a percentage of total loans were 0.91%, a slight increase from 0.88% in the previous quarter due to lower loan levels.

There was no significant in-migration of non-accrual loans during the quarter ended September 30, 2001. The largest non-accrual loan was $7.4 million which was in the held for sale category. Only one other loan, which was put on non-accrual status during the quarter, exceeded $5 million at September 30, 2001.

Two large Hawaiian real estate loans were transferred to foreclosed assets in the second quarter as the loans proceeded toward resolution. This caused an increase in foreclosed assets from year-end 2000. At September 30, 2001, foreclosed real estate totaled $37.2 million.

Impaired loans at September 30, 2001 of $83.5 million decreased $137.5 million from $221.0 million at December 31, 2000. Impaired loans totaling $67.2 million had a related allowance that totaled $20.6 million at September 30, 2001.

Accruing loans past due 90 days or more were $5.3 million at September 30, 2001, down from $18.8 million at year-end 2000 and $20.6 million at September 30, 2000.

For further information concerning non-performing assets refer to Table 7.

Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More (Unaudited)                           Table 7
------------------------------------------------------------------------------------------------------------------------------
                                                     Sept 30           June 30          Mar 31          Dec 31       Sept 30
(dollars in millions)                                   2001              2001            2001            2000          2000
------------------------------------------------------------------------------------------------------------------------------
Non-Accrual Loans
   Commercial & Industrial                         $    10.5          $   11.8        $   23.8         $   55.4       $   49.0
   Real Estate
      Construction                                       0.7               5.8             6.3              6.4            8.1
      Commercial                                        12.8              14.4            29.7             60.1           86.8
      Residential                                       19.5              16.2            18.5             22.7           22.0
   Installment                                           0.1               0.2             0.1                -            0.1

   Leases                                                1.0               0.4             0.2              0.4            0.2
                                                ------------------------------------------------------------------------------
      Total Domestic                                    44.6              48.8            78.6            145.0          166.2
   Foreign                                              17.2              18.5            16.9             33.5           48.3
                                                ------------------------------------------------------------------------------
         Subtotal                                       61.8              67.3            95.5            178.5          214.5


   Loans Held For Sale                                   7.4              11.5            12.8                -              -
Foreclosed Real Estate
   Domestic                                             36.9              39.8            10.9              4.2            4.9
   Foreign                                               0.3               0.3             0.3              0.3            0.2
                                                ------------------------------------------------------------------------------
         Subtotal                                       37.2              40.1            11.2              4.5            5.1
                                                ------------------------------------------------------------------------------
      Total Non-Performing Assets                  $   106.4          $  118.9        $  119.5         $  183.0       $  219.6
                                                ==============================================================================

Accruing Loans Past Due 90 Days or More
   Commercial & Industrial                         $     0.1          $    0.2        $    3.9         $    5.0       $    2.2
   Real Estate - Construction & Commercial                 -                 -             0.9              1.3            5.0
               - Residential                             3.4               3.7             3.3              3.3            7.2
   Installment                                           1.0               1.8             2.7              5.6            4.6
   Leases                                                  -               0.1             0.1              0.4            0.1
                                                ------------------------------------------------------------------------------
      Total Domestic                                     4.5               5.8            10.9             15.6           19.1
   Foreign                                               0.8               0.4             0.2              3.2            1.5
                                                ------------------------------------------------------------------------------
      Total Accruing & Past Due                    $     5.3          $    6.2        $   11.1         $   18.8       $   20.6
                                                ==============================================================================

Total Loans                                        $ 6,766.6          $7,618.4        $8,425.0         $9,235.2       $9,339.3
------------------------------------------------------------------------------------------------------------------------------
Ratio of Non-Accrual Loans
   to Total Loans                                       0.91%             0.88%           1.13%            1.93%          2.30%
------------------------------------------------------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   to Total Loans , Foreclosed Real Estate
   and Non-Performing Loans Held for Sale               1.56%             1.55%           1.41%            1.98%          2.35%
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Ratio of Non-Performing Assets
   and Accruing Loans Past Due
   90 Days or More to Total Loans                       1.65%             1.64%           1.55%            2.19%          2.57%
------------------------------------------------------------------------------------------------------------------------------

Quarter to Quarter Changes in Non-Performing Assets
   Beginning Balance                               $   118.9          $  119.5        $  183.0         $  219.6       $  210.6

   Additions                                            23.2              23.8            43.1             50.7           66.9
   Reductions
        Payments                                       (25.8)            (14.4)          (63.7)           (68.4)         (36.4)
        Return to Accrual                               (0.9)             (2.5)           (3.0)            (4.4)          (2.9)
        Sales of Foreclosed Assets                      (2.2)             (1.6)           (3.0)            (2.7)          (3.0)
        Charge-offs                                     (6.8)             (5.9)          (36.9)           (11.8)         (15.6)
                                                ------------------------------------------------------------------------------
   Total Reductions                                    (35.7)            (24.4)         (106.6)           (87.3)         (57.9)

       Ending Balance                              $   106.4          $  118.9        $  119.5         $  183.0       $  219.6

Allowance for Loan and Lease Losses

The allowance for loan and lease losses at September 30, 2001 was $182.5 million or 2.70% of loans outstanding, down $17.3 million from the prior quarter primarily due to the release of reserves resulting from the sale of the California Bank subsidiary. Following improvement in asset quality, the allowance decreased from $246.2 million or 2.56% of loans at December 31, 2000, and from $245.0 million or 2.62% of loans at September 30, 2000. A summary of the activity for the allowance for loan losses is presented in Table 8.

Net charge-offs for the third quarter of 2001 were $2.4 million or 0.13% of total average loans (annualized) compared to 0.82% in the prior year. Charge-offs of $17.4 million were largely offset by recoveries of $15.0 million. The high level of recoveries is not expected to continue in the fourth quarter.

The ratio of the allowance for loan and lease losses to non-accrual loans was 295%, up from 114% last year due to significant improvement in the level of non-accruals.

Consolidated Allowance for Loan and Lease Losses                                                                     Table 8
-----------------------------------------------------------------------------------------------------------------------------

                                                                  Third             Third       First Nine        First Nine
                                                                Quarter           Quarter           Months            Months
(dollars in millions)                                              2001              2000             2001              2000
-----------------------------------------------------------------------------------------------------------------------------
Average Loans Outstanding                                     $ 7,271.9         $ 9,510.1        $ 8,120.6         $ 9,463.3
-----------------------------------------------------------------------------------------------------------------------------
Balance of Allowance for Loan and Lease Losses
     at Beginning of Period                                   $   199.8          $  246.6         $  246.2          $  194.2
Loans Charged-Off
     Commercial and Industrial                                      3.4               8.0             87.8              17.7
     Real Estate
        Construction                                                  -                 -                -               0.5
        Commercial                                                  2.6               2.8             16.1              14.3
        Residential                                                 1.3               1.5              5.5               5.2
     Installment                                                    5.4               4.6             15.0              14.5
     Leases                                                         0.6               0.2              0.7               0.4
-----------------------------------------------------------------------------------------------------------------------------
         Total Domestic                                            13.3              17.1            125.1              52.6
     Foreign                                                        4.1               9.5             18.0              26.6
-----------------------------------------------------------------------------------------------------------------------------
Total Charged-Off                                                  17.4              26.6            143.1              79.2
Recoveries on Loans Previously Charged-Off
     Commercial and Industrial                                      1.1               2.2              8.1               5.1
     Real Estate
        Construction                                                  -                 -                -                 -
        Commercial                                                  1.3               0.1              2.4               0.3
        Residential                                                 0.2               0.3              0.7               1.0
     Installment                                                    2.2               1.7              5.6               5.3
     Leases                                                           -                 -              0.2                 -
-----------------------------------------------------------------------------------------------------------------------------
          Total Domestic                                            4.8               4.3             17.0              11.7
     Foreign                                                       10.2               2.7             19.1               3.7
-----------------------------------------------------------------------------------------------------------------------------
Total Recoveries                                                   15.0               7.0             36.1              15.4
-----------------------------------------------------------------------------------------------------------------------------
Net Charge-Offs                                                    (2.4)            (19.6)          (107.0)            (63.8)
Provision for Loan Losses                                           0.9              20.1             59.8             117.1
Allowance Related to Disposition                                  (16.4)                -            (16.4)                -
Other Net Additions (Reductions)*                                   0.6              (2.1)            (0.1)             (2.5)
-----------------------------------------------------------------------------------------------------------------------------
Balance at End of Period                                      $   182.5          $  245.0         $  182.5          $  245.0
=============================================================================================================================
Ratio of Net Charge-Offs to
  Average Loans Outstanding  (annualized)                          0.13%             0.82%            1.76%             0.90%
-----------------------------------------------------------------------------------------------------------------------------
Ratio of Allowance to Loans Outstanding                            2.70%             2.62%            2.70%             2.62%
-----------------------------------------------------------------------------------------------------------------------------

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

Table 9 presents, as of September 30, 2001, December 31, 2000 and September 30, 2000, the estimate of the change in NII that would result from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for NII. During the third quarter, the Company's liquidity position was greatly enhanced as elements of the previously announced Strategic Assessment were executed. As a result, NII became more asset sensitive. The resulting estimate in NII exposure is within the approved Asset Liability Management Committee guidelines.

Market Risk Exposure to Interest Rate Changes                                                                        Table 9
-----------------------------------------------------------------------------------------------------------------------------

                                                     Sept 30, 2001               Dec 31, 2000             Sept 30, 2000
-----------------------------------------------------------------------------------------------------------------------------

                                                 Interest Rate Change        Interest Rate Change     Interest Rate Change
                                                   (in basis points)          (in basis points)         (in basis points)
                                                   -200          +200         -200         +200          -200        +200
-----------------------------------------------------------------------------------------------------------------------------
Estimated Exposure as a Percent of
  Net Interest Income                             -4.30%        4.80%        -2.30%        0.50%        -0.80%      0.10%

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

On the other hand, the Company is exposed to foreign currency exchange rate changes from the capital invested in its foreign subsidiaries and branches located throughout the South Pacific and Asian Rim. These investments are designed to diversify the Company's total balance sheet exposure. A portion of the capital investments in Japan, South Korea, French Polynesia and New Caledonia is offset by a borrowing denominated in the euro and foreign exchange currency hedge transactions. In the first quarter of 2001, the Company recognized losses of $28.0 million arising from foreign currency translation losses that could not be hedged. These losses were previously included in other comprehensive income. As of September 30, 2001 the remainder of these capital investments, which aggregated $33.6 million, was not hedged. The comparative unhedged position was $71.2 million at December 31, 2000 and $29.7 million at September 30, 2000.

To estimate the potential loss from foreign currency exposure, the Company uses a value-at-risk (VAR) calculation. For net investments in subsidiaries, the Company's VAR is calculated at a 95% confidence interval.

Table 10 presents, as of September 30, 2001, December 31, 2000 and September 30, 2000, the Company's foreign currency exposure from its net investment in subsidiaries and branch operations that were denominated in a foreign currency as measured by the VAR.

Market Risk Exposure From Changes in Foreign Exchange Rates                                                              Table 10
----------------------------------------------------------------------------------------------------------------------------------

                                             Sept 30, 2001                    Dec 31, 2000                  Sept 30, 2000
(dollars in millions)                Book Value     Value-at-Risk     Book Value    Value-at-Risk    Book Value    Value-at-Risk
----------------------------------------------------------------------------------------------------------------------------------
Net Investments in Foreign
  Subsidiaries & Branches
          Japanese Yen                    $ 3.3             $ 0.5        $ 10.6            $ 1.4        $ 10.5           $ 1.5
          Korean Won                       12.9               1.5          29.6              5.1          32.4             3.9
          Pacific Franc  (1)               11.1               1.8          32.0              6.2          30.4             6.1
          Other Currencies                  6.3              15.3         (1.0)             14.4         (3.0)            18.2
                                   --------------------------------------------------------------------------------------------

          Total                           $33.6             $19.1         $71.2            $27.1        $ 70.3           $29.7
                                   ============================================================================================

(1) Net of $36 million, $37 million and $35 million borrowing at September 30, 2001, December 31, 2000 and September 30, 2000, respectively, denominated in euro and foreign Exchange hedge transactions of $40 million, $26 million and $20 million at September 30, 2001, December 31, 2000 and September 30, 2000.

Trading Activities

Trading activities include foreign currency and foreign exchange contracts that expose the Company to a minor degree of foreign currency risk. The Company manages its trading account such that it does not maintain significant foreign currency open positions. The exposure from foreign currency trading activities positions measured by VAR methodology as of September 30, 2001 continues to be immaterial.

Liquidity Management

Liquidity is managed to ensure that the Company has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner. The Company's liquidity management process is described in the 2000 Annual Report to Shareholders on Form 10K.

The Company maintains a $25 million annually renewable line of credit for working capital purposes. Fees are paid on the unused balance of the line. During the first nine months of 2001 and throughout 2000, the line was not drawn upon.

Bank of Hawaii and First Savings are both members of the Federal Home Loan Bank of Seattle (FHLB). The FHLB provides these institutions with an additional source for short and long-term funding. Borrowings from the FHLB were $254 million at September 30, 2001, compared to $520 million at December 31, 2000 and $533 million at September 30, 2000.

Additionally, Bank of Hawaii maintains a $1 billion senior and subordinated bank note program. Under this facility, Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. At September 30, 2001, December 31, 2000 and September 30 2000 there was $125 million issued and outstanding under this program.

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

At September 30, 2001, the Company's shareholders' equity totaled $1.371 billion, 9.7% higher than at September 30, 2000. The increase in shareholders' equity during the first nine months of 2001 was primarily attributable to the Company's earnings, net unrealized gains in the investment portfolio, realized foreign currency translation adjustments, and issuance of common stock under various stock-based compensation plans, partially offset by cash dividends that were paid and common stock repurchases.

In July 2001, the Company announced its plan to repurchase up to $70 million in common stock. The repurchases began on July 26, 2001 and were completed in October, 2001. In October, the Company announced its intent to repurchase an additional $200 million of its common stock. As of November 9, 2001, a total of 2,409,700 shares had been repurchased at a cost of $54.9 million.

At September 30, 2001, the Company's regulatory capital ratios exceeded the minimum threshold levels established by federal bank regulators to qualify an institution as well-capitalized, which are as follows: Tier 1 Capital - 6%; Total Capital - 10%; and Leverage - 5%. The Company's regulatory capital ratios are shown on Table 11, along with the activities and balances in the Company's capital accounts. During the third quarter, the Company's capital ratios and liquidity continued to strengthen. Even after giving effect to the $200 million in additional share repurchases, capital and liquidity will exceed industry norms.

Equity Capital                                                                                                            Table 11
-----------------------------------------------------------------------------------------------------------------------------------

                                                             Nine Months Ended           Year Ended             Nine Months Ended
(dollars in millions)                                          Sept 30, 2001            Dec 31, 2000              Sept 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Source of Common Equity:
Net Income                                                     $        91.5            $      13.7               $        81.1
Dividends Paid                                                         (43.4)                 (56.5)                      (42.1)
Dividend Reinvestment Program                                            2.1                    3.3                         2.5
Stock Repurchases                                                      (46.8)                 (17.0)                      (17.0)
Other (1)                                                               66.3                   45.6                        13.3
-----------------------------------------------------------------------------------------------------------------------------------
Increase in Equity                                             $        69.7            $      89.1               $        37.8
===================================================================================================================================
Common Equity                                                  $     1,371.1            $   1,301.4               $     1,250.1

  Add:  8.25% Capital Securities of
          Bancorp Hawaii Capital Trust I                               100.0                  100.0                       100.0
        Minority Interest                                                4.4                    4.5                         4.2
  Less: Intangibles                                                     57.4                  163.9                       166.3
        Unrealized Valuation and Other
          Adjustments                                                   26.2                    2.2                       (31.5)
-----------------------------------------------------------------------------------------------------------------------------------
Tier I Capital                                                       1,391.9                1,239.8                     1,219.5

  Allowable Loan Loss Reserve                                           99.2                  132.8                       135.5
  Subordinated Debt                                                    148.4                  172.1                       172.1
  Investment in Unconsolidated Subsidiary                                  -                   (3.4)                       (3.8)
-----------------------------------------------------------------------------------------------------------------------------------
Total Capital                                                  $     1,639.5            $   1,541.3               $     1,523.3
===================================================================================================================================
Risk Weighted Assets                                           $     7,858.9            $  10,512.3               $    10,729.5
===================================================================================================================================
Key Ratios:

Tier I Capital Ratio                                                   17.71%                 11.78%                      11.37%
Total Capital Ratio                                                    20.86%                 14.64%                      14.20%
Leverage Ratio                                                         11.37%                  9.10%                       8.80%
===================================================================================================================================

(1) Includes common stock issued under the profit sharing and stock option plans, unrealized valuation adjustments for investment securities, foreign currency translation, pension liability, and stock compensation.

Financial and Economic Outlook

The Hawaii economy continues to show improvement from the initial decline in tourism following the September 11 attacks. Through the fourth quarter of 2001 we expect visitor arrivals to be 15-20% short of prior year levels. We are forecasting a gradual recovery to year-earlier volumes by the summer of 2002.

As stated before, the Company's guidance is based on many estimates and the Company believes that it is accurate within two percent. The Company updated its earnings guidance for the full year 2001 to $106 million for its continuing businesses. This guidance assumes an increased but not outsized credit provision. Earnings per share projections are dependent upon the terms and timing of share repurchases. As previously indicated, the divesting businesses are not expected to earn the $17 million that was planned in April. The aggregate cost of restructuring cannot be further refined until the sales price of its banks in the French Territories is determined. The actual level of fourth quarter earnings will depend on the speed of the sales and other factors. Accordingly, the Company cannot predict the ultimate earnings impact from the operation and sales of the divesting businesses. The plan is to provide further guidance once the Company can estimate the sales proceeds. Until that time, the earlier guidance for total net income of $119 million cannot be updated.

Because of the economic uncertainties that have arisen since the projections of earnings for 2002 and beyond, the Company is unable to update that guidance. As indicated, the Company is reevaluating its expense levels in light of the slowdown of the economy.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

See Management's Discussion and Analysis of Results of Operations and Financial Condition-Market Risk.

Part II. - Other Information

Items 1 to 5 omitted pursuant to instructions.

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibit Index

              Exhibit Number
              --------------

                    12  Statement Regarding Computation of Ratios

         (b) The following reports on Form 8-K were filed during the quarter ended September 30, 2001.

              Current Report on Form 8-K dated September 10, 2001 and filed September 13, 2001 Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date    November 13, 2001           PACIFIC CENTURY FINANCIAL
     -----------------------               CORPORATION

                                           ___________________________
                                                (Signature)

                                           Michael E. O'Neill
                                           Chairman and Chief Executive
                                            Officer


                                           ___________________________
                                                (Signature)

                                           Allan R.Landon
                                           Vice Chairman and Chief
                                            Financial Officer


                                           ___________________________
                                                (Signature)

                                           Leslie F. Paskett
                                           Senior Vice President
                                            and Controller

                     Pacific Century Financial Corporation
            Exhibit 99 - Statement Regarding Computation of Ratios
                  Nine Months Ended September 30, 2001 & 2000

                                                                      EXHIBIT 12

      (dollars in millions)                                                              2001              2000

      Earnings:
      1.   Income Before Income Taxes                                                  $209.4            $126.2
      2.   Plus:  Fixed Charges Including Interest on Deposits                          302.8             375.6
                                                                                  ------------------  ----------------
      3.   Earnings Including Fixed Charges                                             512.2             501.8
      4.   Less:  Interest on Deposits                                                  182.2             212.4
                                                                                  ------------------  ----------------
      5.   Earnings Excluding Interest on Deposits                                     $330.0            $289.4

      Fixed Charges:
      6.   Fixed Charges Including Interest on Deposits                                $302.8            $375.6
      7.   Less:  Interest on Deposits                                                  182.2             212.4
                                                                                  ------------------  ----------------
      8.   Fixed Charges Excluding Interest on Deposits                                $120.6            $163.2

      Ratio of Earnings to Fixed Charges:
        Including Interest on Deposits  (Line 3 divided by Line 6)                        1.7 x             1.3 x
        Excluding Interest on Deposits (Line 5 divided by Line 8)                         2.7 x             1.8 x