Form 10-K405
period 2001-12-31
PACIFIC CENTURY FINANCIAL CORP
filed 2002-03-08
CIK 46195

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

[_]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

           for the transition period from __________ to _ __________

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

                              Yes [X]      No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the registrant's voting stock held by non-affiliates is approximately $1,531,569,500, based on the January 31, 2002 closing price of said stock on the New York Stock Exchange ($24.57 per share).

   As of January 31, 2002, there were 73,347,423 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2002, are incorporated by reference into Part III of this Report.

================================================================================

                                    PART I

Item 1. Description Of Business

  General

   Pacific Century Financial Corporation ("the Company") is a Delaware corporation and a bank holding company. The Company was incorporated in Hawaii in 1971 and in April 1998, the Company changed its state of incorporation to Delaware.

   Through its banking subsidiaries, the Company provides a diversified range of banking financial services and products primarily in Hawaii, the West Pacific (consisting of Guam and nearby islands) and American Samoa. Additional subsidiaries are engaged in equipment leasing, insurance and insurance agency services, securities brokerage and investment services and other activities. The Company's principal banking subsidiary is Bank of Hawaii. The Company also owns First Savings and Loan Association of America ("First Savings").

   The Company groups its principal revenue-producing businesses into the following markets: Retail Banking, Commercial Banking, Financial Services, and Treasury and Other Corporate. The divestiture businesses were grouped separately. For additional information about the Company and its operations see the Business Segments discussion in Note Q to the Consolidated Financial Statements of this report.

Divestiture Activity

   Beginning in December of 2000 and extending to the end of the first quarter of 2001, the Company performed a rigorous self-assessment of its businesses. Management evaluated the attractiveness of the Company's businesses, as well as the ability to compete in those businesses in the future. The performance of each business was assessed in relation to the risks assumed. Evaluations considered the extent to which returns are expected to exceed the cost of the capital allocated to the businesses. As a result of this assessment, a decision was made that certain businesses would be divested or liquidated.

   The following divestitures were completed this year:

   In March 2001, the Company sold its credit card portfolio to American Express Centurion Bank.

   In April 2001, the Company's U.S. Mainland subsidiary, Pacific Century Bank, N.A., sold its nine branch Arizona franchise to Zions Bancorporation.

   Also in April 2001, the Company sold its entire investment in the Bank of Queensland Limited in Australia. The Company's convertible notes were sold back to the Bank of Queensland Limited and its common share investment was sold to a private Australian investor.

   In August 2001, the Company closed its Bank of Hawaii Hong Kong branch and its representative and two extension offices in the Philippines. The Bank of Hawaii Tokyo branch closed in September and the Taipei, Seoul and Singapore branches in October. The bank's subsidiary, Bank of Hawaii Incorporated, New York, an Edge Act corporation, also closed in October.

   In September 2001, the Company sold Pacific Century Bank, N.A's 19 branch California franchise to U.S. Bancorp.

   In November 2001, the Company completed the sale of its operations in Papua New Guinea and Vanuatu to Australia-based ANZ. The sale of its Fiji operations to ANZ closed in December 2001. These transactions involved two branches in Papua New Guinea, two in Vanuatu and three in Fiji.

   In December 2001, the Company completed the sale of its approximately 95% share interest in its French Polynesia and New Caledonia operations to France-based Caisse Nationale des Caisses d'Epargne (CNCE). The sale included all 17 branches of Bank of Hawaii's subsidiary bank in French Polynesia, Banque de Tahiti, and all eight branches of its subsidiary bank in New Caledonia, Bank of Hawaii-Nouvelle Caledonie.

2002 Outlook

   The Company has reaffirmed its net income expectations of $120 million for the full year 2002. Compared to the strategic plan (announced in April 2001), the forecast is for slightly lower revenues and expenses than originally estimated. Achieving these results will require diligent expense control which will also improve the efficiency ratio. Programs have been put in place to reduce inefficient process costs. In addition, the Company is currently evaluating rescaling its technology and operating systems to achieve efficiency and cost savings. Any benefits or costs from this potential project have not been included in forecast assumptions.

   Quarterly earnings should show an improving trend during 2002. A quarterly run-rate of $90 million for expenses is anticipated, with the possibility of slightly higher costs in the first quarter as divestiture and restructuring activities are completed. These costs may be offset by additional sales gains when post-closing audits for some of the divested businesses are completed during the quarter.

   With respect to credit quality, loan losses may increase from the strategic plan due to economic conditions. The Company plans to continue to provide for net loan charge-offs until economic uncertainty is reduced. The tax rate should improve due to tax strategies that allow the utilization of foreign tax credits.

   Earnings per share guidance is not being provided as it is dependent on the timing, amount, and cost of share repurchases which are difficult to estimate. Currently, the gradual open market purchase of shares, verses an accelerated buy-back program, is anticipated to continue. As of February 22, 2002, the Company has remaining authority of approximately $360 million under share repurchase programs approved by the Board of Directors (see further discussion in the Capital Management section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

Bank Subsidiaries

   Bank of Hawaii was organized under the laws of Hawaii on December 17, 1897 and has its headquarters in Honolulu, Hawaii. Its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). Bank of Hawaii became a member of the Federal Reserve System in February 2002. Bank of Hawaii is the largest full-service financial institution headquartered in the State of Hawaii with a statewide network of 76 traditional and in-store branches. Bank of Hawaii provides customary commercial banking services through branch offices or representative offices mainly in Hawaii, the West Pacific and American Samoa.

   First Savings is located in the territory of Guam. It provides retail financial services through six branches.

Regulation and Competition

Effect of Governmental Policies

   The earnings of the Company and its principal subsidiaries are affected not only by general economic conditions, both domestically and internationally, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System, and foreign governments and their agencies. The monetary policies of the Federal Reserve System influence to a significant extent the overall growth of loans, investments, and deposits; the level of interest rates earned on assets and paid for liabilities; and interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies are often not predictable.

Competition

   The Company and its subsidiaries are subject to substantial competition in all aspects of the businesses in which they engage from banks (both domestic and foreign), savings associations, credit unions, mortgage companies, finance companies, mutual funds, brokerage firms, insurance companies and other providers of financial services. The Company also competes with certain non-financial institutions and governmental entities that offer financial products and services. Many of the Company's competitors are not subject to the same level of extensive regulations and oversight that are required of banks and bank holding companies.

Supervision and Regulation

  General

   The Company is registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956, as amended (the BHC Act) and is subject to the supervision of and to examinations by the Board of Governors of the Federal Reserve System (FRB). The Company is also registered as a bank holding company under the Hawaii Code of Financial Institutions (the Code) and is subject to the registration, reporting, and examination requirements of the Code. In January 2002, the Company announced that it had satisfied its obligations under the Memorandum of Understanding imposed by its regulators during the third quarter of 2000 and it has been removed. See further discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the report, and Note A to the Consolidated Financial Statements.

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

   Hawaii has enacted a statute that authorizes out-of-state banks to engage in mergers with Hawaii banks or acquisitions of substantially all of their assets, following which any such out-of-state bank may operate the branches of the Hawaii bank it has acquired. The Hawaii bank must have been in continuous operation for at least five years unless it is subject to or in danger of becoming subject to certain types of supervisory action. This statute does not permit out-of-state banks to acquire branches of Hawaii banks other than through an "interstate merger transaction" under the Riegle-Neal Act (except in the case of a bank that is subject to or in danger of becoming subject to certain types of supervisory action) or to open branches in Hawaii on a de novo basis.

   Under the Gramm-Leach-Bliley Act, a BHC may elect to become a financial holding company and thereby to engage in a broader range of financial and other activities than are permissible for traditional BHCs. In order to qualify for the election, all of the depository institution subsidiaries of the BHC must be well capitalized and well managed and all of its insured depository institution subsidiaries must have achieved a rating of "satisfactory" or better under the Community Reinvestment Act. Financial holding companies are permitted to engage in activities that are "financial in nature" or incidental or complementary thereto as determined by the FRB. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. The Company has not elected to become a financial holding company.

  Subsidiary Banks

   Bank of Hawaii is subject to supervision and examination by the Federal Reserve Bank of San Francisco and the State of Hawaii Department of Commerce and Consumer Affairs Division of Financial Institutions. Prior to becoming a member of the Federal Reserve System in February 2002, Bank of Hawaii was subject to supervision and examination by the FDIC. First Savings is subject to supervision and examination by the Office of Thrift Supervision. Depository institutions, including Bank of Hawaii and First Savings, are subject to extensive federal and state regulation that significantly affects their business and activities. Regulatory authorities have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in unsafe and unsound banking practices.

  Dividend Restrictions

   The Company is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. Its principal source of funds to pay dividends on its common stock and debt service on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Company's subsidiary banks and certain other subsidiaries may pay without regulatory approval. For information about the restrictions applicable to the Company's subsidiary banks, see Note I to the Consolidated Financial Statements, incorporated by reference herein.

  Holding Company Structure

   Transfer Of Funds From Subsidiary Banks. The Company's subsidiary banks are subject to restrictions under federal law that limit the transfer of funds or other items of value from such subsidiaries to the Company and its nonbank subsidiaries (including affiliates) in so-called "covered transactions." In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank's capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank's capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured in specified amounts.

   Source Of Strength Doctrine. Under FRB policy, a BHC is expected to serve as a source of financial and management strength to its subsidiary banks and to commit resources to support its subsidiary banks in circumstances where it might not do so absent such a policy. This support may be required at times when the BHC may not have the resources to provide it. Under this policy, a BHC is expected to stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial adversity and to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.

  Capital Requirements

   The Company is subject to risk-based capital requirements and guidelines imposed by the banking regulatory agencies.

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

  FDIC Insurance

   The FDIC has adopted a premium schedule under which the actual assessment rate for a particular institution depends in part upon the risk classification the FDIC assigns to that institution. The FDIC may raise an institution's insurance premiums or terminate insurance upon a finding that the institution has engaged in unsafe and unsound practices.

   This regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole, and not for the protection of security holders. To the extent that this information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Any change in applicable laws or regulations may have a material effect on the business of the Company and its subsidiaries.

Employees

   At December 31, 2001, the Company and its subsidiaries had 3,175 employees.

Item 2. Description of Property

   The Company and its subsidiaries own and lease premises primarily consisting of branch and operating facilities, the majority of which are located in Hawaii, the West Pacific, and American Samoa. Bank of Hawaii's main branch and administrative offices are located at the Financial Plaza of the Pacific in Honolulu, Hawaii. Additionally, Bank of Hawaii owns a fee simple two-story building near downtown Honolulu that houses data processing operational functions and an operations facility in the Kapolei area on Oahu.

Item 3. Legal Proceedings

   The Company and its subsidiaries are defendants in various legal proceedings arising from normal business activities. In the opinion of management, after reviewing these proceedings with counsel, the aggregate liability, if any resulting from these proceedings would not have a material effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   No matter was submitted during the fourth quarter of 2001 to a vote of security holders through solicitation of proxies or otherwise.

   Executive Officers of Registrant:

          Name           Age                              Position
          ----           ---                              --------
Michael E. O'Neill...... 55  Chairman and Chief Executive Officer of the Company and Bank of
                               Hawaii (the Bank) since November 2000; Vice Chairman and
                               Chief Financial Officer, BankAmerica Corporation, 1995 to 1999.

Richard J. Dahl......... 50  President of the Company and the Bank since August 1994; Chief
                               Operating Officer of the Company since April 1997 and the Bank since August 1995.

Neal C. Hocklander...... 49  Vice Chair--Human Resources of the Company and the Bank since
                               April 2001; Executive Vice President of Human Resources of the
                               Bank, August 2000 to April 2001; Vice President of International
                               Human Resources, Kelly Services, September 1997 to August
                               2000; Country Human Resources Director of Citibank N.A.
                               October 1984 to August 1997.

Alton T. Kuioka......... 58  Vice Chair--Commercial Banking of the Company and the Bank
                               since April 1997; Vice Chair of the Bank since June 1994; Chief
                               Lending Officer of the Company since April 1997 and the Bank since August 1995.

Allan R. Landon......... 53  Vice Chair and Chief Financial Officer of the Company and the
                               Bank since January 2001; Director of Risk Management for the
                               Company from April 2000 to January 2001; Chief Financial
                               Officer, First American Corporation, 1998 to 2000; Partner, Ernst
                               & Young, LLP, 1984 to 1998.

Walter J. Laskey........ 60  Vice Chair--Financial Services Group of the Company and the Bank
                               since April 2001; Executive Vice President of Financial Services
                               Group of the Bank, August 1993 to April 2001.

Gretchen M. Mohen....... 40  Vice Chair of Technology and Operations of the Company and the
                               Bank since December 2001; Group Vice President and Chief
                               Information Officer, Mellon Investor Services, April 1999 to
                               November 2001; Manager of Technology Service, Morgan
                               Stanley Dean Witter, November 1994 to April 1999.

William C. Nelson....... 54  Vice Chair and Chief Risk Officer of the Company and the Bank
                               since January 2001; Managing Director, Bank of America Credit
                               Products Group U.S. health care industry, 1999 to January 2001;
                               Executive Vice President, Bank of America credit risk
                               management Asia Pacific region, 1993 to 1999.

David W. Thomas......... 50  Vice Chair for Retail Banking of the Company and the Bank since
                               April 2001; Executive Vice President, Summit Bank, 1999 to
                               2001; President- Electronic Delivery, Bank One, 1974 to 1998.

Joseph T. Kiefer........ 61  Executive Vice President and General Counsel of the Company and
                               the Bank since January 1994.


          Name           Age                             Position
          ----           ---                             --------
Lori L. McCarney........ 47  Executive Vice President of Marketing for the Company since July
                               1999; Senior Vice President and Director of Brand Management,
                               Wells Fargo, from 1998 to 1999; Senior Vice President and
                               Director of Brand Management for Bank of America, 1992 to
                               1998.

Scott E. Miller......... 55  Executive Vice President, Hawaii Commercial Banking since
                               September 2001; Executive Vice President and Director of Asset
                               Recovery, January 2001 to August 2001; President of Heller
                               Commercial Services, 1998 to 2000; Senior Vice President and
                               General Manager of Asset Based Lending, Bank of America, 1993
                               to 1998.

Richard C. Keene........ 42  Executive Vice President and Controller of the Company and the
                               Bank since January 2002; Independent consultant for the Bank,
                               April 2001 to December 2001; Chief Operating Officer and
                               Controller, MaxRate.com, Inc., March 2000 to April 2001; Senior
                               Vice President and Controller, Prudential Bank, September 1994
                               to March 2000.


                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  Common Stock Listing

   The common stock of the Company is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of January 31, 2002, there were 10,918 common shareholders.

   Market Prices, Book Values, and Common Stock Dividends--See Table 2 included in Item 7 of this report.

   The Board of Directors of the Company considers on a quarterly basis the feasibility of paying a cash dividend to its shareholders.

Item 6. Selected Financial Data

              Summary of Selected Consolidated Financial Data/1/

                                    Table 1

                                                     2001         2000         1999         1998         1997
                                                  -----------  -----------  -----------  -----------  -----------
                                                           (dollars in millions except per share amounts)
At December 31
Balance Sheet Totals
Net Loans........................................ $   5,493.5  $   8,988.3  $   9,144.7  $   9,157.3  $   9,018.1
Total Assets.....................................    10,627.8     14,013.8     14,440.3     15,016.6     14,995.5
Deposits.........................................     6,673.6      9,080.6      9,394.2      9,576.3      9,607.7
Long-Term Debt...................................       469.7        623.7        727.7        585.6        705.8
Shareholder's Equity.............................     1,247.0      1,301.4      1,212.3      1,185.6      1,117.2

Average Assets...................................    12,681.0     14,055.3     14,582.9     14,870.7     14,242.3
Average Loans....................................     7,719.6      9,415.9      9,259.6      9,289.3      8,877.9
Average Deposits.................................     8,054.0      9,005.1      9,315.3      9,549.7      9,260.4
Average Shareholders' Equity.....................     1,344.1      1,234.6      1,210.0      1,160.8      1,109.3

For the Year Ended December 31
Operating Results
Total Interest Income............................       828.3      1,032.4      1,003.4      1,098.3      1,044.4
Net Interest Income..............................       459.7        531.2        551.6        543.1        491.5
Provision for Loan and Lease Losses..............        74.3        142.9         60.9         84.0         30.3
Net Income.......................................       117.8        113.7        133.0        107.0        139.5
Basic Earnings Per Share.........................        1.49         1.43         1.66         1.33         1.75
Diluted Earnings Per Share.......................        1.46         1.42         1.64         1.32         1.72
Cash Dividends Paid Per Common Share.............        0.72         0.71         0.68         0.66         0.63

Performance Ratios
Return on Average Assets.........................        0.93%        0.81%        0.91%        0.72%        0.98%
Return on Average Equity.........................        8.76         9.21        10.99         9.21        12.57
Efficiency Ratio.................................       65.55        60.44        65.76        68.59        65.08
Average Equity to Average Assets.................       10.60         8.78         8.30         7.81         7.79
Allowance for Loan and Lease Losses to Loans
 Outstanding.....................................        2.81         2.67         2.08         2.26         1.90
Tier I Capital Ratio.............................       19.76        11.78        10.28         9.42         9.34
Total Capital Ratio..............................       23.29        14.64        13.22        11.47        11.65
Leverage Ratio...................................       11.20         9.10         8.31         7.48         7.21

Tangible Basis Financial Data/2/
Net Income....................................... $     131.1  $     128.9  $     149.7  $     121.7  $     150.7
Basic Earnings Per Share.........................        1.66         1.62         1.86         1.52         1.89
Diluted Earnings Per share.......................        1.63         1.62         1.85         1.50         1.86
Return on Average Assets.........................        1.05%        0.93%        1.04%        0.83%        1.05%
Return on Average Equity.........................       11.00        12.45        15.02        12.84        15.47

Non-Financial Data
Common Shareholders of Record at Year-End/3/.....      10,937        8,438        9,899       10,396       10,514
Weighted Average Shares--Basic...................  78,977,011   79,551,296   80,298,725   80,228,424   79,794,011
Weighted Average Shares--Diluted.................  80,577,763   79,813,443   81,044,558   81,142,144   80,946,170

--------
/1/ Comparison between years is affected by business combinations and divestitures. See Note A to the Consolidated Financial Statements.
/2/ Tangible basis information excludes the effect of intangibles, including goodwill.
/3/ The number of common shareholders is based on the number of record holders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   On April 23, 2001, the Company announced a new strategic plan designed to maximize shareholder value by strengthening its Hawaii and West Pacific operations and divesting most other holdings, including Pacific Century Bank in California, the Asia Division, and the South Pacific Division, excluding American Samoa.

   The divestiture program was completed prior to year-end. As discussed in more detail earlier in this document, the Company's credit card portfolio was sold in March 2001, Pacific Century Bank, N.A.'s franchise in Arizona was sold in April 2001, the investment in the Bank of Queensland Limited in Australia was sold in April 2001, substantially all of the Asia division was closed by October 2001, Pacific Century Bank N.A.'s California branch franchise was sold in September 2001, and the South Pacific banks were sold in November and December 2001. These divestitures and other strategic actions have made comparison of results between accounting periods more difficult and less meaningful.

   A new organizational structure was also announced in April 2001. Businesses were aligned into the following units: Retail Banking, Commercial Banking, Financial Services, and Treasury and Other Corporate. The divestiture businesses were grouped separately. The Line of Business Financial Review in this report is presented in a format that is consistent with the new organization structure which is different from the previous year. Note Q to the Consolidated Financial Statements includes the Company's business segment financial reports for the three years ended December 31, 2001, 2000, and 1999.

   As part of its efforts to effectively manage capital, the Company initiated a $70 million and a $200 million common share repurchase program in the third and fourth quarters of 2001, respectively. Through December 31, 2001 the Company had repurchased 8.3 million shares under these programs at an average cost of $23.57 per share for a total of $195.7 million. In January 2002, the Company's Board of Directors approved an additional $300 million common stock repurchase program.

  2001 Performance Summary

   . Net income of the Company was $117.8 million in 2001, reflecting an increase of 3.6% from the $113.7 million reported in 2000.

   .   Diluted earnings per share were $1.46 in 2001 compared to $1.42 in 2000.

   . Net interest income decreased 13.5%, from $531.2 million in 2000 to $459.7 million in 2001 primarily due to the divested businesses and the managed reduction of the loan portfolio to improve asset quality.

   . Net gains of $173.4 million were recognized in 2001 from the sales of banking operations and venture investment losses.

   . The Company realized $33.0 million in investment securities gains during 2001, mostly related to the strategic plan.

   . Restructuring and other related costs of $104.8 million were recognized in 2001. In addition, a higher effective tax rate was incurred due to non-tax-deductible goodwill and other costs associated with the divestitures.

   . The provision for loan and lease losses was $74.3 million in 2001, a decrease of $68.6 million from $142.9 million in 2000 due to improved asset quality and recoveries.


   . Assets totaled $10.6 billion at December 31, 2001, down from $14.0 billion at December 31, 2000. This decline was primarily a result of the divested businesses.

   . The Allowance for Loan and Lease Losses as a percent of loans outstanding was 2.81% at December 31, 2001 compared to 2.67% at the end of 2000.

   . Non-performing assets were $79.7 million, or 1.41% of total loans at year-end 2001, compared to $183.0 million, or 1.98% at year-end 2000.

   The stock performance in 2001 reflects the improved asset quality, risk reduction and successful completion of divesting the non-strategic businesses. Table 2 provides information on the market prices, book values and dividends related to the Company's stock.

             Market Prices, Book Value and Common Stock Dividends

                                    Table 2

                                        Market Price (MP) Range            High MP as
                                        ----------------------- Book Value a Percent
Year/Period                              High     Low    Close     (BV)      of BV    Dividend
-----------                             ------  ------  ------  ---------- ---------- --------
1997................................... $28.06  $20.31  $24.75    $14.02      200%     $0.63
1998...................................  25.88   14.75   24.38     14.76      175%      0.66
1999...................................  24.94   17.38   18.69     15.15      165%      0.68

2000................................... $23.19  $11.06  $17.69    $16.35      142%     $0.71
First Quarter..........................  20.38   14.38                                  0.17
Second Quarter.........................  23.19   14.63                                  0.18
Third Quarter..........................  17.50   13.13                                  0.18
Fourth Quarter.........................  18.75   11.06                                  0.18

2001................................... $28.30  $16.88  $25.89    $17.03      166%     $0.72
First Quarter..........................  20.99   16.88                                  0.18
Second Quarter.........................  25.80   19.38                                  0.18
Third Quarter..........................  28.30   20.20                                  0.18
Fourth Quarter.........................  26.40   19.32                                  0.18

          The market price is based on the end of day closing price.

Statement of Income Analysis

Net Interest Income

   Net interest income on a taxable equivalent basis was $459.9 million in 2001, down from $532.0 million in 2000, and $552.2 million in 1999. The decrease in net interest income from the prior year is primarily a result of the divestitures, the closure of the Asia business and the managed reduction of loans to improve credit quality.

   The decline in net interest margin from 4.08% in 2000 to 3.91% in 2001 resulted largely from loan reductions, assets sales (particularly the sale of higher-yielding assets such as the credit card portfolio), and lower returns earned on the increased liquidity that arose as the divestitures were completed.

   Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.

               Consolidated Average Balances, Income and Expense
                             and Yields and Rates
                          (Taxable-Equivalent Basis)

                                    Table 3

                                                                      Year Ended December 31
                                          ------------------------------------------------------------------------------
                                                    2001                     2000/4/                    1999/4/
                                          ------------------------  -------------------------  -------------------------
                                           Average  Income/ Yields/  Average  Income/  Yields/  Average  Income/  Yields/
                                           Balance  Expense  Rates   Balance  Expense   Rates   Balance  Expense   Rates
                                          --------- ------- ------- --------- -------- ------- --------- -------- -------
                                                                       (dollars in millions)
Earning Assets
  Interest-Bearing Deposits.............. $   733.4 $ 27.6   3.76%  $   216.2 $   15.7  7.25%  $   385.0 $   24.9  6.48%
  Funds Sold.............................     136.7    5.1   3.63        43.2      2.7  6.22       102.0      5.1  4.98
  Investment Securities:
   --Held-to-Maturity....................     525.6   33.7   6.42       658.9     48.8  7.41       748.8     54.5  7.28
   --Available for Sale..................   2,242.3  137.3   6.12     2,502.5    166.3  6.64     2,698.8    168.3  6.24
  Loans Held for Sale....................     312.7   21.4   6.85       128.4      9.8  7.63       184.9     13.6  7.36
  Loans/1/
   --Domestic............................   6,693.2  525.5   7.85     7,948.0    687.5  8.65     7,557.4    626.2  8.29
   --Foreign.............................   1,026.4   72.5   7.07     1,467.9     97.7  6.65     1,702.2    106.4  6.25
                                          --------- ------   ----   --------- --------  ----   --------- --------  ----
    Total Loans..........................   7,719.6  598.0   7.75     9,415.9    785.2  8.34     9,259.6    732.6  7.91
Other....................................      79.6    5.4   6.72        73.0      4.7  6.50        68.1      5.0  7.37
                                          --------- ------   ----   --------- --------  ----   --------- --------  ----
    Total Earning Assets/2/..............  11,749.9  828.5   7.05    13,038.1  1,033.2  7.92    13,447.2  1,004.0  7.47
Cash and Due From Banks..................     376.6                     443.1                      486.6
Other Assets.............................     554.5                     574.1                      649.1
                                          ---------                 ---------                  ---------
    Total Assets......................... $12,681.0                 $14,055.3                  $14,582.9
                                          =========                 =========                  =========
Interest-Bearing Liabilities
  Domestic Deposits
   --Demand.............................. $ 1,894.5   34.4   1.82   $ 2,061.9 $   48.7  2.36   $ 2,137.1     48.5  2.27
   --Savings.............................     780.3   16.2   2.08       684.8     13.9  2.03       723.9     14.7  2.03
   --Time................................   2,506.7  129.6   5.17     2,781.1    154.1  5.54     2,559.4    123.3  4.82
                                          --------- ------   ----   --------- --------  ----   --------- --------  ----
    Total Domestic.......................   5,181.5  180.2   3.48     5,527.8    216.7  3.92     5,420.4    186.5  3.44
  Foreign Deposits
   --Time Due to Banks...................     351.2   14.5   4.13       505.4     30.5  6.03       641.4     33.7  5.25
   --Other Savings and Time..............     648.2   22.6   3.49       960.5     38.9  4.05     1,165.7     41.0  3.52
                                          --------- ------   ----   --------- --------  ----   --------- --------  ----
    Total Foreign........................     999.4   37.1   3.71     1,465.9     69.4  4.73     1,807.1     74.7  4.13
                                          --------- ------   ----   --------- --------  ----   --------- --------  ----
    Total Deposits.......................   6,180.9  217.3   3.52     6,993.7    286.1  4.09     7,227.5    261.2  3.61
  Short-Term Borrowings..................   2,105.6   97.4   4.63     2,597.4    156.1  6.01     3,014.8    146.3  4.85
  Long-Term Debt.........................     800.5   53.9   6.73       886.8     59.0  6.66       685.9     44.3  6.46
                                          --------- ------   ----   --------- --------  ----   --------- --------  ----
    Total Interest-Bearing Liabilities...   9,087.0  368.6   4.06    10,477.9    501.2  4.78    10,928.2    451.8  4.13
                                          --------- ------   ----   --------- --------  ----   --------- --------  ----
Net Interest Income......................            459.9   2.99                532.0  3.14                552.2  3.34
                                                    ------   ----             --------  ----             --------  ----
Spread on Earning Assets.................                    3.91%                      4.08%                      4.11%
                                                             ----                       ----                       ----
Non-Interest Bearing Demand Deposits
  --Domestic.............................   1,527.1                   1,640.0                    1,652.6
  --Foreign..............................     346.0                     371.4                      435.2
                                          ---------                 ---------                  ---------
    Total Non-Interest Bearing Demand
     Deposits............................   1,873.1                   2,011.4                    2,087.8
Other Liabilities........................     376.8                     331.4                      356.9
Shareholders' Equity.....................   1,344.1                   1,234.6                    1,210.0
                                          ---------                 ---------                  ---------
    Total Liabilities & Shareholder's
     Equity.............................. $12,681.0                 $14,055.3                  $14,582.9
                                          =========                 =========                  =========
Provision for Loan and Lease Losses......             74.3                       142.9                       60.9
Net Overhead.............................            145.4                       207.9                      265.0
                                                    ------                    --------                   --------
Income Before Taxes......................            240.2                       181.2                      226.3
Provision for Taxes......................            122.2                        66.7                       92.7
Tax Equivalency Adjustment/3/............              0.2                         0.8                        0.6
                                                    ------                    --------                   --------
Net Income...............................           $117.8                    $  113.7                   $  133.0
                                                    ======                    ========                   ========

--------
/1/ Nonperforming loans are included in the respective average loan balances.
    Income on such loans is recognized on a cash basis.
/2/ Interest income includes taxable-equivalent basis adjustments.
/3/ Based upon a statutory tax rate of 35%.
/4/ Adjusted to reflect the reclassification of interchange fees, mortgage banking income and other interest income.

Provision for Loan and Lease Losses

   The provision for loan and lease losses was $74.3 million in 2001, compared to $142.9 million in 2000 and $60.9 million in 1999. Net charge-offs were $121.4 million in 2001, an increase from last year when net charge-offs were $89.4 million. A substantial amount of the charge-offs in 2001 were the result of efforts to reduce risks in the loan portfolio. For further information on credit quality, refer to the section on "Allowance for Loan and Lease Losses" of this report.

Non-Interest Income

   Non-interest income was $452.6 million in 2001 compared to $284.9 million in 2000 and $285.5 million in 1999. In 2001, non-interest income included gains of $173.4 million on the sales of banking operations net of venture investment losses, and gains on the sale of non-strategic investment securities totaling $32.1 million. Adjusted for special items, non-interest income decreased 8.4% in 2001 from the prior year. The decrease is mainly due to the implementation of the Company's strategic plan to divest certain businesses.

   In 2000, non-interest income included gains of $11.9 million on the settlement of certain pension benefit obligations and $3.2 million on the sale of minority interests in Bank of Tonga and Pacific Commercial Bank, Ltd. of Samoa.

   In 1999, non-interest income included other special credits that contributed $18.3 million to other income and $12.1 million to securities gains.

   Table 4 presents the details of non-interest income for the last three years.

                              Non-Interest Income

                                    Table 4

                                                          2001             2000        1999
                                                     -------------   --------------   ------
                                                            Percent          Percent
                                                     Amount Change   Amount  Change   Amount
                                                     ------ -------  ------  -------  ------
                                                              (dollars in millions)
Trust and Asset Management.......................... $ 59.9   (9.4)% $ 66.1     8.9 % $ 60.7
Mortgage Banking....................................   20.1   82.7     11.0    23.6      8.9
Service Charges on Deposit Accounts.................   38.5   (4.0)    40.1    16.9     34.3
Fees, Exchange and Other Service Charges
   Card Fees........................................   28.3  (16.5)    33.9   149.3     13.6
   Letters of Credit and Acceptance Fees............    6.2  (43.1)    10.9   (12.8)    12.5
   Profit on Foreign Currency.......................   12.9  (25.9)    17.4     0.6     17.3
   ATM..............................................   11.4     --     11.4   (27.8)    15.8
   Exchange Fees....................................    3.4  (19.0)     4.2   (10.6)     4.7
   Payroll Services.................................    0.8  (11.1)     0.9    12.5      0.8
   Cash Management..................................    1.9  (26.9)     2.6     8.3      2.4
   Other Fees.......................................   13.9  (23.6)    18.2   (44.3)    32.7
Gains on Sales of Banking Operations, Net of Venture
  Investment Losses.................................  173.4     --       --      --       --
Gain on Settlement of Pension Obligation............     -- (100.0)    11.9      --       --
Investment Securities Gains and (Losses)............    0.9   N.M.     (4.3) (338.9)     1.8
Gains on Non-Strategic Investments..................   32.1  903.1      3.2   (73.6)    12.1
Insurance...........................................   13.7    6.2     12.9      --       --
Mutual Fund and Annuity Fees........................   10.8   30.1      8.3      --       --
Gain on Sale of Leased Equipment....................    4.0  233.3      1.2   (92.1)    15.2
Other Income........................................   20.4  (41.7)    35.0   (33.6)    52.7
                                                     ------ ------   ------  ------   ------
       Total........................................ $452.6   58.9 % $284.9    (0.2)% $285.5
                                                     ====== ======   ======  ======   ======

   Trust and Asset Management income decreased in 2001 from 2000 mainly due to the decline in market value of the assets under management, driven by a general decline in stock market values in 2001. Assets under management totaled $12.2 billion at December 31, 2001 compared to $12.8 billion at December 31, 2000.

   The increase in Mortgage Banking income in 2001 was due to higher levels of loans originated, sold and serviced for others.

   Service Charges on Deposit Accounts decreased from the prior year primarily due to decreases in the number of deposit accounts, including those from the sale of the Pacific Century Bank branch franchise.

   Letters of Credit and Acceptance Fees decreased primarily due to the closing of the Asia Division.

   As previously discussed, in 2001, $173.4 million was recognized as Gains on Sales of Banking Operations, Net of Venture Investment Losses related to the divestitures that took place during the year. Table 5 presents the details of these gains and losses:

                                    Table 5

                                                                                   Amount
                                                                                ------------
                                                                                  (dollars
                                                                                in millions)
Credit Card Portfolio..........................................................    $ 75.4
Pacific Century Bank, N.A.-Arizona.............................................      24.8
Pacific Century Bank, N.A.-California..........................................      49.4
South Pacific Operations.......................................................      33.6
Venture Investment Losses......................................................      (9.8)
                                                                                   ------
Total Gains on Sales of Banking Operations, Net of Venture Investment Losses...    $173.4
                                                                                   ======

   In 2001, gains on investment securities included $28.4 million from the sale of a stock investment in ATM processor Star Systems, Inc. and $3.7 million gain on the sale of Bank of Queensland stock. Net Losses on Investment Securities in 2000 included losses taken on the investment portfolio, partially offset by gains of $2.1 million from the sale of minority interests in Pacific Commercial Bank Ltd. of Samoa and Bank of Tonga. Securities gains in 1999 included a $12.1 million gain from the sale of securities associated with venture capital investments.

   In 2000, the Company recognized a gain of $11.9 million from the settlement of a portion of the Company's pension benefit obligation. The Company settled this obligation by purchasing annuities with a portion of the pension plan assets.

Non-Interest Expense

   Non-interest expense in 2001 was $598.0 million compared to $493.2 million in 2000 and $550.5 million in 1999. Non-interest expense in 2001 included $104.8 million of restructuring and other related costs primarily resulting from the implementation of the strategic plan and the related divestiture program. Adjusting for such expenses, non-interest expense was $493.2 million, essentially flat compared to 2000.

   Salaries increased $7.1 million primarily due to normal compensation increases, additional management costs, and an increased number of employees at the Bank, mainly in customer service positions. In 2000, salaries decreased primarily due to a reduction in staff levels from a Bank-wide redesign project and the completion of the Year 2000 computer project.

   Net Occupancy expense in 2001 was $46.3 million, a decline from $48.8 million in 2000. The decrease in net occupancy expense was caused primarily by decreases in rent and property taxes related to the sale and closure of the divested businesses.

   Net Equipment expense was $53.4 million in 2001, an increase from $50.6 million in 2000. The increase was due to software licensing fees and write-downs and acceleration of depreciation of certain equipment of the divested businesses.

   Credit Card Processing expenses declined in 2001 due to the sale in the first quarter of the credit card portfolio.

   The 2001 efficiency ratio of 65.6% was negatively impacted by the divestiture program, where revenue declined more quickly than the related expenses.

                             Non Interest Expense

                                    Table 6


                                                         Year Ended December 31
                                                  -------------------------------------
                                                       2001           2000        1999
                                                  -------------  -------------   ------
                                                         Percent        Percent
                                                  Amount Change  Amount Change   Amount
                                                  ------ ------- ------ -------  ------
                                                          (dollars in millions)
Salaries......................................... $191.5    3.9% $184.4   (7.2)% $198.7
Pensions and Other Employee Benefits.............   52.2    8.8    48.0  (13.2)    55.3
Net Occupancy Expense............................   46.3   (5.1)   48.8    1.9     47.9
Net Equipment Expense............................   53.4    5.5    50.6    3.9     48.7
Goodwill and Other Intangibles Amortization......   13.3  (13.1)   15.3   (5.6)    16.2
Restructuring and Other Related Costs............  104.8     --      -- (100.0)    22.5
Minority Interest................................    0.4     --     0.4  (20.0)     0.5
Other Operating Expense
   Legal and Other Professional Fees.............   25.4     --    25.4  (21.6)    32.4
   Stationery and Supplies.......................    8.0    8.1     7.4  (24.5)     9.8
   Credit Card Processing........................   11.5  (34.7)   17.6    2.3     17.2
   Other.........................................   91.2   (4.3)   95.3   (5.9)   101.3
                                                  ------  -----  ------ ------   ------
       Total..................................... $598.0   21.2% $493.2  (10.4)% $550.5
                                                  ======  =====  ====== ======   ======

Restructuring and Other Related Costs

   In 2001, restructuring and other related costs were comprised primarily of foreign currency translation losses, the write-down of goodwill related to the sale of banking operations, and employee termination costs. The employee termination costs related largely to severance for 336 employees of the Pacific Century Bank N.A.'s California franchise, the Asia Division, the South Pacific banking operations, and Hawaii based personnel who supported those businesses. See Note B to the Consolidated Financial Statements for additional information.

Income Taxes

   The tax structure at the Company is complex given the various foreign and domestic locations in which it has operated. The 2001 provision for taxes reflected an effective tax rate of 50.9%, compared to effective rates of

36.9% and 41.1% in 2000 and 1999, respectively. The unusually high rate in 2001 was a result of a higher level of non-tax-deductible costs associated with the divestitures, the most significant of which was $83.6 million of goodwill from the divested California branch franchise.

   The Company invests in low income housing tax credits that reduced tax by $12.4 million and $12.0 million in 2001 and 2000, respectively. See Note N to the Consolidated Financial Statements for additional information.

Balance Sheet Analysis

Loans

   Loans comprise the largest category of earning assets for the Company and produce the highest level of income. Overall loans decreased $3.6 billion or 39% to $5.7 billion at December 31, 2001. The decrease is primarily due to the implementation of the Company's strategic plan which included the divestiture of approximately $0.86 billion of loans from Pacific Century Bank N.A., $0.34 billion of loans from the Asia Division, $0.89 billion of loans from South Pacific and $6.9 million of other loans based on December 31, 2000 balances. In addition, loans totaling $294.2 million were sold based on the Company's decision to exit certain higher risk relationships. Note D to the Consolidated Financial Statements presents the composition of the loan portfolio by major loan categories.

Commercial

   Commercial loans consist of loans made for commercial, financial, and agricultural purposes and involves lending on both a secured and unsecured basis. Collateral requirements vary in accordance with the Company's underwriting standards.

   Geographically, commercial loans are concentrated in the U.S. Mainland and Hawaii, which represented 30.1% and 55.3%, respectively, of the total commercial portfolio as of year-end 2001. In Hawaii, Bank of Hawaii is a major commercial lender and maintains a significant presence throughout the State. Bank of Hawaii supports the business community in Hawaii by offering a wide range of products and services. In the U.S. Mainland market, commercial lending is comprised of business loans to Fortune 1000 companies.

Real Estate Construction

   Construction loans are secured primarily by commercial properties located in Hawaii. Because construction lending is generally considered to involve greater risk than financing on improved properties, the Company utilizes tighter underwriting and disbursement standards. The majority of these loans are underwritten based on the projected cash flows of the completed project, rather than the value of the underlying property, and generally require a committed source for permanent financing.

Real Estate Mortgage

   The Company's real estate loan portfolio consists of loans that are secured by residential as well as commercial properties. The largest component of the real estate loan portfolio consists of loans secured by 1-to-4 family residential properties. At December 31, 2001, approximately 91.2% of these loans were secured by real estate in Hawaii.

   The Company sells the majority of its fixed rate loans in the secondary mortgage market. In 2001, residential mortgage originations by Bank of Hawaii totaled $2.3 billion compared to $0.9 billion in 2000.

   Commercial real estate loans are secured by commercial real estate in Hawaii and the U.S. Mainland, respectively, with the remainder mostly in the West Pacific. The commercial real estate portfolio is diversified in the type of property securing the obligations, including loans secured by commercial offices, hotels, retail facilities, industrial properties, residential projects and warehouses.

   At December 31, 2001 outstanding loans to national hotel and management companies totaled $65 million with undrawn commitments of $59 million. Exposure to hotel companies in Hawaii at December 31, 2001 included loans outstanding of $112 million and undrawn commitments of $19 million. In the West Pacific, loans outstanding to hotel owners totaled $59 million at December 31, 2001.

Installment

   As of December 31, 2001, installment loans consisted of home equity credit lines and other consumer loans (e.g., auto loans and unsecured credit lines).

   Home equity credit lines are underwritten primarily based on the borrower's repayment ability rather than the value of the underlying property. The total available credit under home equity credit lines was $575 million at year-end 2001.

   Installment loans declined $272.2 million to $729.7 million at December 31, 2001. The decline is primarily due to the sale of the Company's $209.3 million credit card portfolio in the first quarter of 2001.

Lease Financing

   Lease Financing is comprised of leveraged leases and auto leases. See Note D to the Consolidated Financial Statements for additional information about the Company's leveraged lease portfolio.

   The Company's total exposure to the air transportation industry at December 31, 2001 was $158 million, consisting of $136 million in equity interests in leveraged leases and $22 million in lending exposure of which $5 million was undrawn. The leases are comprised of $90 million in 14 aircraft leased to major United States and international passenger carriers, $31 million on 13 aircraft leased to regional carriers and $15 million on one aircraft leased to a major air cargo carrier.

Foreign Loans

   As previously discussed, the Company divested its South Pacific banking operations and the business of the Asia Division was curtailed. As of December 31, 2001, there were no foreign loans outstanding in the South Pacific.

   Additional information on foreign credit exposure is contained in the "Foreign Operations" section of this report.

Geographic Distribution of the Loan Portfolio

   A geographic distribution of the loan portfolio is presented in Table 7 based on the geographic location of borrowers.

   The amounts reflected for the West Pacific include Guam and other locations in the region where both Bank of Hawaii and First Savings have branches.

                   Geographic Distribution of Loan Portfolio

                                    Table 7

                                           As of December 31, 2001
                              -------------------------------------------------
                                                   West   Mainland
                               Total     Hawaii   Pacific   U.S.   Japan  Other
                              --------  --------  ------- -------- -----  -----
                                            (dollars in millions)
Commercial................... $1,175.5  $  650.4  $171.0   $354.1  $  --  $  --
Real Estate
   Construction..............    169.6     145.5    14.6      9.5     --     --
   Mortgage--Residential.....  2,419.4   2,205.2   214.2       --     --     --
           --Commercial......    640.7     525.8   101.4     13.5     --     --
Installment..................    729.7     596.7   133.0       --     --     --
Lease Financing..............    493.4      86.6     1.8    374.5     --   30.5
                              --------  --------  ------   ------  -----  -----
   Total Domestic Loans......  5,628.3   4,210.2   636.0    751.6     --   30.5
Foreign......................     24.2        --      --       --    6.5   17.7
                              --------  --------  ------   ------  -----  -----
   Total Loans............... $5,652.5  $4,210.2  $636.0   $751.6  $ 6.5  $48.2
                              ========  ========  ======   ======  =====  =====
Percentage of Total..........    100.0%     74.5%   11.2%    13.3%   0.1%   0.9%
                              ========  ========  ======   ======  =====  =====

Investment Securities

   The Company's investment portfolio is managed to provide liquidity and interest income, offset interest rate risk positions and provide collateral for cash management needs. See Table 22 for the maturity distribution, market value and weighted-average yield to maturity of securities.

Deposits

   Competition for deposits by banks and other financial institutions, as well as securities brokerage firms, continues to impact the ability to attract and retain deposits.

   Table 20 presents average deposits by type for the three years ended December 31, 2001.

   As of December 31, 2001, deposits totaled $6.7 billion compared to $9.1 billion at the end of 2000. The decline of $2.4 billion, or 27%, is attributable to the sales of the Pacific Century Bank franchise in Arizona and California, approximately $1.0 billion, and South Pacific operations. In addition the closure of the Asia business contributed to the decline in foreign deposits.

   During the fourth quarter, domestic deposits continued to reflect positive trends as demand and savings deposit balances increased.

Borrowings

   The decrease in short-term debt was due to lower funding needs resulting from the decrease in assets. See Notes G and H to the Consolidated Financial Statements for the detail of borrowings. Securities sold under agreement to repurchase are offered to governmental entities as an alternative to deposits and are supported by the same type of collateral.

Foreign Operations

   The South Pacific bank subsidiaries were sold during the fourth quarter of 2001 in line with the Company's strategic plan. Except for a representative office in Japan, all Asian branches have been closed.

   The operations in Guam include Bank of Hawaii and First Savings' branches. The U.S. dollar is used in these locations, accordingly, these operations are not considered foreign for financial reporting purposes.

   Table 8 provides a summary of average assets, average liabilities, operating revenue, and net income (loss) for the Company's foreign operations for the last three years. The net income in 2001 included the net gain on sale of the South Pacific subsidiaries and related restructuring costs, including foreign currency conversion losses and severance payments. The net losses in 2000 and 1999 reflected significantly higher foreign loan loss provisions in comparison to historical levels (see "Allowance for Loan and Lease Losses").


    Summary of International Assets, Liabilities, and Income and Percent of
                              Consolidated Totals

                                    Table 8

                                         Year Ended December 31
                          ---------------------------------------------------
                                2001             2000              1999
                          ---------------  ----------------  ----------------
                           Amount  Percent  Amount   Percent  Amount   Percent
                          -------- ------- --------  ------- --------  -------
                                         (dollars in millions)
 Average Assets.......... $2,039.7  16.1%  $2,891.4   20.6%  $3,413.0   23.4%
 Average Liabilities.....  1,794.4  15.8    2,673.0   20.8    3,271.6   24.5
 Operating Revenue.......    201.1  15.7      236.7   17.9      252.1   19.5
 Net Income (Loss).......      3.8   3.2       (0.2)  N.M.       (1.4)  N.M.

   Credit limits have been established for each country. These credit limits are monitored and reviewed on a regular basis.

   The Company's foreign lending included both local currency and cross-border lending. Local currency loans are those that are funded and will be repaid in the currency of the borrower's country. Cross-border lending, on the other hand, involves loans that will be repaid in a currency other than that of the borrower's country. This type of lending involves greater risk because the borrower's ability to repay is additionally dependent on changes in the currency exchange rate.

   Table 9 presents, for the last three years, a geographic distribution of international assets for which the Company has cross-border exposure exceeding 0.75% of total assets.

        Geographic Distribution of Cross-Border International Assets/1/

                                    Table 9

                           Government
                           and Other      Banks and      Commercial
                            Official   Other Financial and Industrial
                          Institutions Institutions/2/   Companies     Total
                          ------------ --------------- -------------- --------
                                         (dollars in millions)
 December 31, 2001
   United Kingdom........    $  --        $  248.3         $  9.6     $  257.9
   Netherlands...........       --           180.2           12.7        192.9
   Germany...............       --           187.7            0.5        188.2
   Singapore.............       --           140.0            0.6        140.6
   Canada................                    115.6            4.3        119.9
   Australia.............       --           113.9            2.1        116.0
   All Others/3/.........      0.5           285.9           77.4        363.8
                             -----        --------         ------     --------
                             $ 0.5        $1,271.6         $107.2     $1,379.3
                             =====        ========         ======     ========
 December 31, 2000
   South Korea...........    $  --        $  233.7         $ 48.3     $  282.0
   Japan.................       --           249.9           48.9        298.8
   All Others............     21.8           331.5          156.3        509.6
                             -----        --------         ------     --------
                             $21.8        $  815.1         $253.5     $1,090.4
                             =====        ========         ======     ========
 December 31, 1999
   Japan.................    $  --        $  217.8         $102.6     $  320.4
   South Korea...........     24.3           198.0           72.0        294.3
   France................     16.2           178.7            0.2        195.1
   All Others............     10.7           290.5          262.2        563.4
                             -----        --------         ------     --------
                             $51.2        $  885.0         $437.0     $1,373.2
                             =====        ========         ======     ========

--------
/1/ This table details by country cross-border outstandings that individually amounted to 0.75% or more of consolidated total assets as of year-end 2001, 2000 and 1999. Cross-border outstandings are defined as foreign monetary assets that are payable to the Company in U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies. Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and other monetary assets.
/2/ Includes U.S. dollar advances to foreign branches and affiliate banks which were used to fund local currency transactions. Totals at December 31, 2001, 2000 and 1999 were $2.5 million, $364.8 million and $378.2 million respectively.
/3/ At December 31, 2001, the All Others category included cross-border outstandings of $81.9 million in Japan and $70.1 million in Sweden.

Corporate Risk Profile

Credit Risk

   The Company's asset quality improved as evidenced by the continued reductions in the level of internally criticized and classified credits, as well as the level of non-performing assets. Strides have also been made to improve portfolio quality through early identification and disengagement or remediation of deteriorating borrowers as appropriate.

   The largest part of the Company's continuing business is based in Hawaii where tourism has a significant influence on the economy. Immediately after the tragic events of September 11, tourism was adversely affected. Thereafter, the Company evaluated the impact of this event on its customers by performing a forward looking review of individual borrowers in identified high impact industries, where greater than twenty percent of revenues were tied to tourism. As a result of this review, allocated reserves were increased for those portfolio segments. Improvement in asset quality and loan reductions prior to the event allowed for a reallocation without an incremental increase in the provision for loan and lease losses. The two major industries that were impacted were the hotel industry and the air transportation industry. As previously discussed, at December 31, 2001, outstanding loans to national hotel and management companies totaled $65 million with undrawn commitments of $59 million. The Company's total exposure to the air transportation industry at December 31, 2001 was $158 million, consisting of $136 million in equity interests in leveraged leases and $22 million in lending exposure, of which $5 million was undrawn.

  Non-Performing Assets

   Non-performing assets (NPAs) consist of non-accrual loans, including those held for sale, restructured loans and foreclosed real estate.

   Total non-performing assets decreased to $79.7 million, or 1.41% of total loans, at December 31, 2001. This represents a decrease of $103.3 million, or 56.4%, from December 31, 2000 non-performing assets that totaled $183.0 million, or 1.98% of total loans.

   The decrease in non-performing assets between December 31, 2000 and December 31, 2001 was largely due to loan sales, pay-offs, and necessary charge-offs as management made significant progress on its commitment to improve asset quality. Significant reductions since last year resulted from the sale of the South Pacific subsidiaries ($20.1 million), the closure of the Asia Division ($10.6 million) and the sale of the Fiji branches ($3.1 million).

   Accruing loans past due 90 days or more totaled $4.9 million at December 31, 2001, down from $18.8 million at year-end 2000.

   Table 10 presents a five-year history of non-performing assets and accruing loans past due 90 days or more.

                   Non-Performing Assets and Accruing Loans
                           Past Due 90 Days or More

                                   Table 10

                                                                             December 31
                                                                ------------------------------------
                                                                2001    2000    1999    1998   1997
                                                                -----  ------  ------  ------  -----
                                                                        (dollars in millions)
Non-Accrual Loans
   Commercial.................................................. $18.9  $ 55.4  $ 23.7  $ 28.2  $10.7
   Real Estate
       Construction............................................   9.3     6.4     1.1     2.9    1.0
       Mortgage--Residential...................................  15.4    22.7    29.7    36.4   32.9
               --Commercial....................................  16.3    60.1    19.0     5.4    2.8
   Installment.................................................   0.1      --     0.5     0.8    2.0
   Lease Financing.............................................   0.8     0.4     3.9     0.7     --
   Foreign.....................................................    --    33.5    67.4    57.5   39.9
                                                                -----  ------  ------  ------  -----
          Total Non-Accrual Loans..............................  60.8   178.5   145.3   131.9   89.3
                                                                -----  ------  ------  ------  -----
Loans Held For Sale............................................   1.7      --      --      --     --

Restructured Loans
   Real Estate--Commercial.....................................    --      --      --      --    1.6
                                                                -----  ------  ------  ------  -----
          Total Restructured Loans.............................    --      --      --      --    1.6
                                                                -----  ------  ------  ------  -----
Foreclosed Real Estate.........................................
   Domestic....................................................  17.2     4.2     4.3     5.5    6.2
   Foreign.....................................................    --     0.3     0.3     0.1     --
                                                                -----  ------  ------  ------  -----
          Total Foreclosed Real Estate.........................  17.2     4.5     4.6     5.6    6.2
                                                                -----  ------  ------  ------  -----
              Total Non-Performing Assets...................... $79.7  $183.0  $149.9  $137.5  $97.1
                                                                =====  ======  ======  ======  =====
Accruing Loans Past Due 90 Days or More........................
   Commercial.................................................. $ 0.1  $  5.0  $  5.9  $  0.4  $ 2.0
   Real Estate.................................................
       Construction............................................    --      --      --     0.4     --
       Mortgage--Residential...................................   3.8     3.3     4.0     4.5    7.3
               --Commercial....................................    --     1.3     1.9      --    0.6
   Installment.................................................   0.9     5.6     4.5     7.3    7.6
   Lease Financing.............................................   0.1     0.4     1.2     0.3    0.1
   Foreign.....................................................    --     3.2     1.0     7.9    7.4
                                                                -----  ------  ------  ------  -----
          Total Accruing Past Due Loans........................ $ 4.9  $ 18.8  $ 18.5  $ 20.8  $25.0
                                                                =====  ======  ======  ======  =====

Ratio of Non-Accrual Loans to Total Loans......................  1.08%   1.93%   1.56%   1.41%  0.97%

Ratio of Non-Performing Assets to Total Loans, Foreclosed Real
  Estate, Restructured Loans, and Non-Performing Loans Held For
  Sale.........................................................  1.41%   1.98%   1.60%   1.47%  1.06%

Ratio of Non-Performing Assets and Accruing Loans Past Due
  90 Days or More to Total Loans...............................  1.50%   2.19%   1.80%   1.69%  1.33%

                    Foregone Interest on Non-Accural Loans

                                   Table 11

                                                                       Year Ended December 31
                                                                     --------------------------
                                                                     2001 2000  1999  1998 1997
                                                                     ---- ----- ----- ---- ----
                                                                       (dollars in millions)
Interest Income Which Would Have Been Recorded Under Original Terms:
   Domestic......................................................... $6.5 $10.2 $11.2 $8.4 $6.6
   Foreign..........................................................  4.2   2.8   7.1  4.1  2.4
Interest Income Recorded During the Current Year on Non-Accruals:
   Domestic.........................................................  1.6   3.4   1.1  1.3  1.5
   Foreign..........................................................  1.1   1.0   3.0  1.4  0.5

Allowance for Loan and Lease Losses

   The Company maintains the Allowance for Loan and Lease Losses (Allowance) at a level that it believes is adequate to absorb estimated inherent losses on all loans and leases. The Allowance level is determined based on a continuing assessment of problem credits, recent loss experience, changes in collateral values, and current and anticipated economic conditions. For loans other than consumer loans, a risk rating system is used to identify potential problem loans. Loans are rated based on the degree of risk at origination by the lending officer, and thereafter are reviewed periodically and revised as appropriate. To ensure compliance with the internal risk rating system and the timeliness of rating changes, the Credit Review department performs periodic independent evaluations of this process.

   The Company performs a comprehensive quarterly analysis to determine the adequacy of its Allowance. This analysis incorporates loss migration modeling and transfer risk. The Company utilizes a methodology that establishes allowances for both specific loans and pools of loans. Commercial loans and leases are individually reviewed according to specified criteria to determine specific loss exposure.

   Loss allocations for various loan pools are determined based on a loss migration analysis. The migration model determines potential loss factors based on historical loss experience for homogeneous loan portfolios and based on risk ratings for risk-rated portfolios. The methodology also includes an evaluation of the changes in the nature and volume of the portfolio, delinquency and non-accrual trends, lending policies and procedures, and other relevant factors. For foreign credits, reserves are further stratified to address transfer risk. Reserve allocations for transfer risk is determined based on the type of credit facility and internal country risk ratings.

   The Allowance at December 31, 2001 was $159.0 million or 2.81% of loans and leases outstanding, compared to $246.2 million or 2.67% of outstandings at December 31, 2000. At December 31, 2001 the Allowance to non-accrual loans was 262% compared to 137% at prior year-end. The increase in the coverage is attributable to the decline in non-accrual loans.

   The Allowance decreased by net charge-offs taken as the Company exited certain higher risk relationships by selling those loans at a loss. Additional risk reduction resulted from exiting markets where loans were collected or sold net of a discount that approximated the recorded Allowance related to the loans sold.

   Recoveries totaled $47.6 million for the year-ended December 31, 2001 compared to $21.4 million in 2000. The increase was primarily in foreign loan recoveries which totaled $24.1 million.

   Overall, the Allowance decreased due to strategic reductions in risk and the divestitures. As a percentage of loans, the Allowance increased due to continued economic uncertainty.

   See Note D to the Consolidated Financial Statements for the activity in the Allowance for the last five years.

   Table 12 presents an allocation of the Allowance for the last five years. The allocated portion continued to be weighted toward the commercial loan portfolio, which reflected a higher level of non-performing loans and the potential for higher individual losses. The decline in the foreign allocation was attributable to the divestitures. The leasing allocation increased due to downgrades of the portfolio related to the transportation industry.

               Allocation of Allowance for Loan and Lease Losses

                                   Table 12

                                                                       December 31
                              ---------------------------------------------------------------------------------------------
                                     2001               2000               1999               1998               1997
                              -----------------  -----------------  -----------------  -----------------  -----------------
                                        Percent            Percent            Percent            Percent            Percent
                                        of Out-            of Out-            of Out-            of Out-            of Out-
                                        standing           standing           standing           standing           standing
                              Allowance   Loan   Allowance   Loan   Allowance   Loan   Allowance   Loan   Allowance   Loan
                               Amount    Amount   Amount    Amount   Amount    Amount   Amount    Amount   Amount    Amount
                              --------- -------- --------- -------- --------- -------- --------- -------- --------- --------
                                                                  (dollars in millions)
Commercial...................  $ 57.5     4.89%   $ 90.0     3.70%   $ 50.5     2.03%   $ 60.8     2.37%   $ 57.5     2.74%
Real Estate..................
 Construction................     5.3     3.10       6.0     1.95       5.0     1.52       1.0     0.33       4.2     1.49
 Mortgage--Residential.......     9.0     0.37       8.3     0.32       8.3     0.37       8.1     0.37      13.8     0.58
         --Commercial........    16.1     2.51      27.5     2.44      17.3     1.39       3.3     0.29      21.8     1.61
Installment..................    14.6     2.00      15.5     1.55      20.0     1.98      27.1     2.67      34.9     3.05
Lease Financing..............    20.0     4.05       3.7     0.69       3.0     0.67       5.9     1.51       2.6     0.71
Foreign......................     0.6     2.66      73.3     5.78      78.4     4.93      74.7     4.18      31.0     1.96
Not allocated/1/.............    35.9       --      21.9       --      11.7       --      30.4       --       8.6       --
                               ------     ----    ------     ----    ------     ----    ------     ----    ------     ----
                               $159.0     2.81%   $246.2     2.67%   $194.2     2.08%   $211.3     2.26%   $174.4     1.90%
                               ======     ====    ======     ====    ======     ====    ======     ====    ======     ====

--------
/1/ Includes both foreign and domestic unallocated reserves.

   The Company's determination of the level of the Allowance and, correspondingly, the provision for loan and lease losses is dependent on judgments and assumptions and, for this reason, the Company considers the Allowance methodology a critical accounting policy. As part of the Company's quarterly Allowance analysis, management reviews the calculated historical charge-off and migration rates and applies adjustments as deemed appropriate. The adjustments are based on: existing and emerging trends in and expectations of portfolio performance; economic conditions and positioning in the cycle; borrower, industry and geographical concentrations; seasoning of the portfolio; changes in credit management including underwriting policies, charge-off policies, and personnel; coverage tests of exposure, non-accruals and charge-offs; and comparison to external data.

   At December 31, 2001 the Company performed additional stress testing of the portfolio and the assumptions used in determining the Allowance. Based on this information, adjustments were made to the Allowance allocation to account for the possibility for downgrades of risk ratings and increased loss rates in the consumer portfolio.

   The unallocated portion of the Allowance represents management's judgmental determination of the amounts necessary for concentrations, economic uncertainty and other factors. Although management has allocated a portion of the Allowance to specific loan categories, the adequacy of the Allowance must be considered in its entirety.

   Management considers the Allowance adequate to cover losses inherent in the portfolio at December 31, 2001.

Market Risk

   The Company's market risk management process involves measuring, monitoring, controlling and managing risks that can significantly impact the Company's financial position and operating results. Market risks resulting from the fluctuation of interest rates, foreign exchange rates, commodity prices and equity prices are balanced with expected returns to enhance earnings performance and shareholder value, while limiting the volatility of each. The activities associated with these market risks are categorized into "other than trading" and "trading."

Other Than Trading Activities

   In the normal course of business, elements of the Company's balance sheet are exposed to varying degrees of market risk. The Company's primary market risk exposures are interest rate risk and foreign exchange risk (see below). A key element in the process of managing market risk involves oversight by senior management and the Board of Directors as to the level of such risk assumed by the Company in its balance sheet.

   The Board of Directors reviews and approves risk management policies, including risk limits and guidelines and delegates to the Asset Liability Management Committee (ALCO) oversight functions. The ALCO, consisting of senior business and finance officers, monitors the Company's market risk exposure and as market conditions dictate, modifies balance sheet positions or directs the use of derivative instruments.

Interest Rate Risk

   The Company's balance sheet is sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from the Company's normal business activities of making loans and taking deposits. Many other factors also affect the Company's exposure to changes in interest rates. These factors include general economic and financial conditions, customer preferences, and historical pricing relationships.

   A key element in the Company's ongoing process to measure and monitor interest rate risk is the utilization of a net interest income (NII) Monte Carlo simulation model. This model is used to estimate the amount that NII will change over a one-year time horizon under various interest rate scenarios. These estimates are based on assumptions on the behavior of loan and deposit volumes as a function of pricing, prepayment speeds on mortgage-related assets, and principal amortization and maturities on other financial instruments. The model specification includes imbedded optionality. While such assumptions are inherently uncertain, management believes that these assumptions are reasonable. As a result, the NII simulation model captures the dynamic nature of the balance sheet and provides a sophisticated estimate rather than a precise prediction of NII's exposure to higher or lower interest rates.

   Table 13 presents, as of December 31, 2001, 2000 and 1999, the estimate of the change in NII from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion for the entire yield curve, over the next 12-month period relative to the measured base case scenario for NII. The resulting estimate in NII exposure was well within the approved ALCO guidelines

                 Market Risk Exposure to Interest Rate Changes

                                   Table 13

                                                                                 December 31
                                                            -----------------------------------------------------
                                                                  2001              2000              1999
                                                            ----------------- ----------------- -----------------
                                                              Interest Rate     Interest Rate     Interest Rate
                                                                 Change            Change            Change
                                                            (in basis points) (in basis points) (in basis points)
                                                            ----------------- ----------------- -----------------
                                                              -200      200     -200      200    -200      200
                                                             ------    ----    ------    ----   ----     ------

Estimated Exposure as a Percent of Net Interest Income..... (0.3)%    3.5%    (2.3)%    0.5%    1.4%    (1.7)%

   To enhance and complement the results from the NII simulation model, the Company also reviews other measures of interest rate risk. These measures include the sensitivity of market value of equity and the exposure to basis risk and non-parallel yield curve shifts. There are inherent limitations to these measures but used along with the NII simulation model, the Company gets a better overall insight for managing its exposure to changes in interest rates.

   In managing interest rate risks, the Company uses several approaches to modify its risk position. Approaches that are used to shift balance sheet mix or alter the interest rate characteristics of assets and liabilities include changing product pricing strategies, modifying investment portfolio characteristics, or using financial derivative instruments. The use of financial derivatives, as detailed in Note O to the Consolidated Financial Statements, has been limited over the past several years.

Foreign Currency Risk

   By year-end 2001, the majority of the Company's operations throughout the South Pacific and Asia were divested. These divestitures significantly reduced the amount of capital exposed to foreign currency risk and the remaining exposure is expected to decrease further. To estimate the potential loss from foreign currency exposure for the remaining net investments in subsidiaries, the Company continues to use a value-at-risk (VAR) calculation based on an estimated variance-co-variance matrix. This VAR calculation determines the potential loss within a 95% confidence interval. In other words, a loss greater than VAR has approximately a 5% probability of occurring.

   Table 14 presents, as of December 31, 2001 and 2000, the Company's foreign currency exposure from its remaining net investment in subsidiaries and branch operations as measured by the VAR.

          Market Risk Exposure from Changes in Foreign Exchange Rates

                                   Table 14

                                                          2001             2000
                                                     --------------- ----------------
                                                     Book  Value-at- Book   Value-at-
                                                     Value   Risk    Value    Risk
                                                     ----- --------- -----  ---------
                                                          (dollars in millions)
Net Investments in Foreign Subsidiaries and Branches
   Japanese Yen..................................... $1.1    $0.2    $10.6    $ 1.4
   Korean Won.......................................  2.1     0.3     29.6      5.1
   Pacific Franc....................................   --      --     32.0      6.2
   Other............................................  0.1     0.1     (1.0)    14.4
                                                     ----    ----    -----    -----
       Total........................................ $3.3    $0.6    $71.2    $27.1
                                                     ====    ====    =====    =====

   The average value-at-risk for the Japanese yen, Korean won, Pacific franc, and other currencies was $1.4 million, $3.2 million, $3.6 million and $12.1 million, respectively for the year ended December 31, 2001, and was $1.8 million, $3.9 million, $5.9 million and $17.0 million, respectively for the year ended December 31, 2000.

   The book value of net investments in foreign subsidiaries and branches is net of a $37 million borrowing at December 31, 2000, denominated in euro and foreign exchange hedge transactions of $26 million at December 31, 2000. There were no borrowing or foreign exchange hedge transactions related to the foreign subsidiaries and branches at December 31, 2001.

  Trading Activities

   The Company's trading activities include foreign currency and foreign exchange contracts that expose the Company to a minor degree of foreign currency risk. These transactions are executed on behalf of customers and for the Company's own account. The Company, however, manages its trading account such that it does not maintain significant foreign currency open positions. The exposure from foreign currency trading positions measured by the VAR methodology as of year-end 2001 continued to be immaterial.

Liquidity Management

   Liquidity is managed to ensure that the Company has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner. The Company's ALCO monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. This process combined with the Company's ability to raise funds in money and capital markets and through private placements provides flexibility in managing the exposure to liquidity risk.

   To ensure that its liquidity needs are met, the Company actively manages both the asset and liability sides of the balance sheet. The primary sources of liquidity on the asset side of the balance sheet are available-for-sale investment securities, interest bearing deposits, and cash flows from loans and investments, as well as the ability to securitize certain assets. With respect to liabilities, liquidity is generated through growth in deposits and the ability to obtain wholesale funding in national and local markets through a variety of sources. During 2001, the Company's divestiture program created significant balance sheet liquidity. This liquidity has been used to repurchase stock (see Capital Management) and reduce debt where possible. The Company has not utilized off-balance sheet financing arrangements as a significant source of liquidity. It is not expected that such arrangements will be used significantly in the future.

   The Company's primary liquidity needs for contractual obligations and other commitments as of December 31, 2001 are summarized below. These obligations do not reflect maturities of customer time deposits, many of which have historically been reinvested in other deposit products. See Note G to the Consolidated Financial Statements for additional information on Short-Term Borrowing; Note H for Long-Term Debt; and Note E for Capital and Operating Lease obligations.

Contractual Obligations

                                                                    Payments Due By Period
                                                            ---------------------------------------
                                                            Less Than                      After 5
                                                            One Year   1-3 Years 4-5 Years  Years     Total
                                                            ---------- --------- --------- -------- ----------
                                                                          (dollars in thousands)
Securities Sold Under Agreements to Repurchase............. $1,643,444 $     --  $     --  $     -- $1,643,444
Funds Purchased............................................     55,800       --        --        --     55,800
Short-Term Borrowings......................................    134,222       --        --        --    134,222
Banker's Acceptances.......................................        593       --        --        --        593
Current Maturities of Long-Term Debt.......................    100,670       --        --        --    100,670
Long-Term Debt.............................................         --  132,936   103,786   233,013    469,735
Capital Lease Obligations..................................          7    1,210     1,210    32,505     34,932
Operating Leases...........................................      8,034   15,388    12,304    67,813    103,539
                                                            ---------- --------  --------  -------- ----------
   Total Contractual Cash Obligations...................... $1,942,770 $149,534  $117,300  $333,331 $2,542,935
                                                            ========== ========  ========  ======== ==========

Other Commitments

                                                                   Amount of Commitment
                                                                  Expiration Per Period
                                                            ----------------------------------
                                                            Less Than  Greater Than
                                                            One Year     One Year     Total
                                                            ---------- ------------ ----------
                                                                  (dollars in thousands)
Lines of Credit............................................ $1,076,656  $1,012,092  $2,088,748
Standby Letters of Credit..................................     75,300          --      75,300
Commercial Letters of Credit...............................     23,800          --      23,800
                                                            ----------  ----------  ----------
   Total Other Commitments................................. $1,175,756  $1,012,092  $2,187,848
                                                            ==========  ==========  ==========

   The Company obtains short-term wholesale funding through federal funds, securities sold under agreements to repurchase, and commercial paper. The Company issues commercial paper in various denominations with maturities of generally 90 days or less. During 2001, the Company issued commercial paper only in the Hawaii marketplace.

   Securities sold under agreements to repurchase are financing transactions, under which securities are pledged as collateral for short-term borrowings. Nearly all of these transactions are with governmental entities. The Company's balance sheet is unique given the high level of state and local government funding. Historically, these governmental entities have provided a stable source of funds.

   The Company maintained a $25 million, annually renewable line of credit for working capital purposes. Fees are paid on the unused balance of the line. During 2001, the line was not drawn upon. In January 2002, this line was discontinued.

   Bank of Hawaii and First Savings are both members of the Federal Home Loan Bank of Seattle (FHLB). The FHLB provides these institutions with an additional source for short and long-term funding. Borrowings from the FHLB were $147 million and $518 million at the end of 2001 and 2000, respectively.

   Additionally, Bank of Hawaii maintains a $1 billion senior and subordinated bank note program. Under this facility, Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. Subordinated notes outstanding under this bank note program totaled $244 million at December 31, 2001 and 2000.

Capital Management

   The Company manages its capital level over the long-term, to optimize shareholder value, support asset growth, reflect risks inherent in its markets, provide protection against unforeseen losses and comply with regulatory requirements. Capital levels are reviewed relative to the Company's risk profile and current and projected economic conditions. The Company's regulatory capital ratios at year-end 2001 were: Tier I Capital Ratio of 19.76%, Total Capital Ratio of 23.29%, and Leverage Ratio of 11.20%. These ratios exceed the minimum regulatory standards to qualify as "well capitalized", which are: Tier I Capital 6%; Total Capital 10%; and Leverage Ratio 5%. The Company's objective is to hold sufficient capital on a regulatory basis to exceed the minimum guidelines of a "well capitalized" financial institution.

   At year-end 2001, the Company's shareholders' equity was $1.25 billion, a decrease of $54.3 million, or 4.2%, from year-end 2000. The decline in shareholders' equity was a result of dividends paid of $56.6 million and treasury stock purchases that totaled $195.7 million. These decreases were offset by current year earnings, the issuance of common stock under the dividend reinvestment plan and various stock-based employee benefit plans, and unrealized valuation adjustments. Table 15 presents a five-year history of activities and balances in the Company's capital accounts along with key capital ratios.

   In 2001, the Company's Board of Directors approved share repurchase programs that authorized the repurchase of a total of $270 million in common stock, beginning in the third quarter of 2001. Through December 31, 2001 the Company had repurchased 8.3 million shares under these programs at an average cost of $23.57 per share for a total of $195.7 million. In January 2002, the Company's Board of Directors approved an additional $300 million common stock repurchase program. From January 1, 2002 through February 22, 2002, the Company repurchased 672,100 shares at an average cost of $24.44 per share for a total of $16.4 million.

   As of December 31, 2001, $100 million of 8.25% Capital Securities that mature in 2026 were outstanding. These securities qualify as Tier I Capital for regulatory accounting purposes, but are classified as long-term debt in the Consolidated Statements of Condition. In addition, the Company had subordinated debt of $148.4 million at the end of 2001 that qualify as total capital for regulatory purposes.

                                Equity Capital

                                   Table 15

                                                   2001       2000       1999       1998       1997
                                                 --------   ---------  ---------  ---------  ---------
                                                                 (dollars in millions)
Year Ended December 31
Source of Shareholders' Equity
Net Income...................................... $  117.8   $   113.7  $   133.0  $   107.0  $   139.5
Dividends Paid..................................    (56.6)      (56.5)     (54.6)     (52.8)     (49.7)
Dividend Reinvestment Program...................      2.8         3.3        4.0        5.4        6.8
Stock Issued for Acquisition....................      1.3          --         --         --      108.4
Stock Repurchases...............................   (195.7)      (17.0)     (21.8)      (7.3)    (142.5)
Other/1/........................................     76.0        45.6      (33.9)      16.1      (11.4)
                                                 --------   ---------  ---------  ---------  ---------
Increase (Decrease) in Shareholders' Equity..... $  (54.4)  $    89.1  $    26.7  $    68.4  $    51.1
                                                 ========   =========  =========  =========  =========
As of December 31
Shareholders' Equity............................ $1,247.0   $ 1,301.4  $ 1,212.3  $ 1,185.6  $ 1,117.2
   Add:  8.25% Capital Securities of Bancorp
          Hawaii Capital Trust I................    100.0       100.0      100.0      100.0      100.0
         Minority Interest......................       --         4.5        4.4        7.4        5.8
   Less: Intangibles............................     26.7       163.9      175.8      186.2      180.9
         Unrealized Valuation and Other
          Adjustments...........................     22.9         2.5      (37.9)       3.6        5.5
                                                 --------   ---------  ---------  ---------  ---------
Tier I Capital..................................  1,297.4     1,239.5    1,178.8    1,103.2    1,036.6
   Allowable Reserve for Loan Losses............     83.0       133.0      143.9      147.2      139.2
   Subordinated Debt............................    148.4       172.1      195.8       95.0      118.7
   Investment in Unconsolidated Subsidiary......       --        (3.4)      (3.2)      (2.5)      (1.9)
                                                 --------   ---------  ---------  ---------  ---------
       Total Capital............................ $1,528.8   $ 1,541.2  $ 1,515.3  $ 1,342.9  $ 1,292.6
                                                 ========   =========  =========  =========  =========
Risk Weighted Assets............................ $6,559.6   $10,524.9  $11,461.0  $11,708.5  $11,098.6
                                                 ========   =========  =========  =========  =========
Key Capital Ratios
Growth in Common Equity.........................    (4.18)%      7.30%      2.30%      6.10%      4.80%
Average Equity/Average Assets Ratio.............    10.60%       8.78%      8.30%      7.81%      7.79%
Tier I Capital Ratio............................    19.76%      11.78%     10.28%      9.42%      9.34%
Total Capital Ratio.............................    23.29%      14.64%     13.22%     11.47%     11.65%
Leverage Ratio..................................    11.20%       9.10%      8.31%      7.48%      7.21%

--------
/1/ Includes profit sharing; stock options and directors' restricted shares and deferred compensation plans; and unrealized valuation adjustments for investment securities, foreign currency translation and pension liability.

Business Segments

   Business segment results are determined based on the Company's internal financial management reporting process and organizational structure. This process uses various techniques to assign balance sheet and income statement amounts to business segments, including allocations of overhead, credit loss provision, and capital. The new organizational structure announced in April 2001 changed the structure used to analyze financial performance. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution.

   Note Q to the Consolidated Financial Statements provides additional information about the Company's business segments, including segment financial information for the years ended December 31, 2001, 2000, and 1999.

Retail Banking

   The Company's retail banking franchise and market share in Hawaii and American Samoa are key strengths of the Company. Retail Banking provides checking and savings products for the consumer and small business segments, merchant services, installment, home equity and mortgage lending products, as well as other products and services.

   In 2001, total revenue for the Retail Segment was relatively flat to the prior year. Net interest income declined in 2001 from 2000 primarily due to a reduction in the interest spread earned by the segment on its deposits. The interest spread narrowed as a result of significant reductions in interest rates during the year. Non-interest income was lower in 2001 due to mortgage banking losses incurred in the fourth quarter, offset by increased mortgage loan originations. Non-interest expense increased in 2001 as a result of higher mortgage loan volume and higher expense allocations related to systems and product development.

Commercial Banking

   The Commercial Banking segment offers corporate banking, commercial products, leasing, commercial real estate lending and auto finance. The Company's West Pacific operations are included in this segment. Total earning assets in the Commercial Banking segment declined in 2001 from 2000 due to the Company's managed reduction of credit risk. As a result, the provision for loan and lease losses declined from prior periods. Net interest income also declined in 2001 as a result of the lower levels of earning assets and the general decline in interest rates in 2001.

Financial Services Group

   The Financial Services Group offers private banking, trust services, asset management, investments such as mutual funds and stocks, financial planning, and insurance. A significant portion of this segment's income is derived from fees, which are generally based on the market values of assets under management. The decline in net income in 2001 was attributable to increased expenses associated with operational improvements.

Treasury and Other Corporate

   The primary component of this segment is the Treasury function, which consists of corporate asset and liability management activities including investment securities, federal funds purchased and sold, government deposits, short and long-term borrowings, and managing interest rate and foreign currency risks. Additionally, the net residual effect of transfer pricing of assets and liabilities is included in Treasury. The increase in net interest income for 2001 compared to 2000 was due to the increased liquidity of the Company from the divestitures.

Divested Businesses

   This segment included the financial results for the businesses that the Company divested or closed in 2001. Revenues and expenses in this segment declined from prior periods due to the timing of the sales of banking operations and the closing of the Asia Division.

Corporate Restructuring Related Activities

   This segment reflected the 2001 implementation of the Company's strategic plan to improve credit quality and to divest underperforming businesses. It included the impact of the sales of the divested businesses and restructuring and other related costs of the Company. It also includes losses associated with accelerated resolution of credit problems undertaken in the first quarter of 2001.

   The Company utilizes "risk-adjusted return on capital" (RAROC) as a measurement of business segment performance. RAROC is the ratio of net income to risk-adjusted equity. Equity is allocated to business segments based on risk factors inherent in the operations of each segment. Another management performance measurement is "net income after capital charge" (NIACC). NIACC is net income available to common shareholders less a charge for allocated capital. The cost of capital is based on the estimated minimum rate of return expected by the financial markets. The Company assumes a cost of capital that is equal to the long-term government bond rate plus an additional level of return for the average risk premium of an equity investment adjusted for the Company's market risk. Over the past few years the charge for capital has fluctuated between 12% and 15%.

   NIACC and RAROC results were as follows:


                                                            Financial Treasury               Restructuring
                                                            Services  and Other  Divestiture   and Other
                                        Retail   Commercial   Group   Corporate  Businesses  Related Costs
                                        -------  ---------- --------- ---------  ----------- -------------
                                                              (dollars in thousands)
Year Ended December 31, 2001
NIACC (Economic)....................... $ 3,482    $ (658)   $ (467)  $(61,431)   $(50,624)     $25,885
RAROC (Economic).......................      17%       15%       14%         9%         (1)%        N/A

Year Ended December 31, 2000
NIACC (Economic)....................... $16,587    $2,516    $7,137   $(51,066)   $(44,628)     $    --
RAROC (Economic).......................      25%       16%       28%       (12)%         5%          --

Year Ended December 31, 1999
NIACC (Economic)....................... $11,900    $  421    $1,347   $(35,144)   $(27,168)     $    --
RAROC (Economic).......................      22%       15%       18%         4%          9%          --

Fourth Quarter Results and Other Matters

   Net income for the fourth quarter of 2001 was $26.3 million, a decrease of 19.3% from the $32.6 million reported in the fourth quarter of 2000. Basic earnings per share were $0.35 and $0.41 in the fourth quarter of 2001 and 2000, respectively. Diluted earnings per share were $0.34 and $0.41 in the same respective periods.

   Net interest income on a tax equivalent basis totaled $106.2 million in the fourth quarter of 2001, $25.9 million, or 19.6% lower than the same period in 2000. This decline was primarily due to reduced business activity as a result of the divestitures, the closure of the Asia Division, and the ongoing managed reduction of loans to improve the Company's credit profile.

   The Company's net interest margin of 3.93% for the fourth quarter was down from 4.08% in the comparable quarter last year. The decrease was primarily due to loan reductions and asset sales, including the credit card portfolio, and lower returns earned on the increased liquidity of the Company.

   The provision for loan and lease losses was $14.5 million for the fourth quarter 2001, down from $25.8 million in the same quarter last year. The 2001 fourth quarter provision equaled net charge-offs. Included in loan losses was approximately $10 million recognized in connection with loan sales.

   Non-interest income was $80.0 million for the fourth quarter, including $28.7 million in sales gains net of investment write-downs. Adjusted for these items, non-interest income decreased $19.1 million from the fourth quarter of 2000. This decrease was largely due to the intentional downsizing of certain businesses, sales of the Company's credit card portfolio, Pacific Century Bank branch franchise and South Pacific entities, and mortgage banking losses of $8.5 million recorded during fourth quarter 2001. The mortgage banking losses resulted from unhedged exposure to increases in interest rates.

   Non-interest expense for the fourth quarter of 2001 was $141.5 million. Excluding a total of $18.5 million of restructuring and other related costs, non-interest expense was essentially flat compared to non-interest expense of $122.9 million in the fourth quarter last year.

   Non-performing assets were reduced by 25.1% during the quarter, dropping from $106.4 million at September 30, 2001 to $79.7 million at year-end 2001. NPAs totaled $183.0 million at December 31, 2000. The decline was primarily due to the sale of foreclosed assets.

                 Consolidated Quarterly Results of Operations

                                   Table 16

                                                        Three Months Ended
                                     --------------------------------------------------------
                                                2001                         2000
                                     --------------------------- ----------------------------
                                      Mar.   Jun.  Sept.   Dec.   Mar.   Jun.   Sept.   Dec.
                                     ------ ------ ------ ------ ------ ------  ------ ------
                                          (dollars in millions except per share amounts)
Total Interest Income............... $246.3 $217.2 $195.3 $169.5 $251.0 $257.0  $262.8 $261.6
Total Interest Expense..............  121.3  100.4   83.5   63.4  117.0  124.7   130.0  129.6
                                     ------ ------ ------ ------ ------ ------  ------ ------
Net Interest Income.................  125.0  116.8  111.8  106.1  134.0  132.3   132.8  132.0
Provision for Loan and Lease Losses.   52.5    6.4    0.9   14.5   13.5   83.4    20.1   25.8
Investment Securities Gains (Losses)   20.2   11.7    0.9    0.1     --   (0.5)     --   (0.6)
Non-Interest Income.................  140.4   86.4  112.9   80.0   68.2   79.7    67.0   71.1
Non-Interest Expense................  171.8  161.6  123.1  141.5  124.9  121.2   124.2  122.9
                                     ------ ------ ------ ------ ------ ------  ------ ------
Income Before Taxes.................   61.3   46.9  101.6   30.2   63.8    6.9    55.5   53.8
Provision for Taxes.................   27.6   20.2   70.5    3.9   24.0    0.2    20.9   21.2
                                     ------ ------ ------ ------ ------ ------  ------ ------
Net Income.......................... $ 33.7 $ 26.7 $ 31.1 $ 26.3 $ 39.8 $  6.7  $ 34.6 $ 32.6
                                     ====== ====== ====== ====== ====== ======  ====== ======
Basic Earnings Per Share............ $ 0.42 $ 0.33 $ 0.39 $ 0.35 $ 0.50 $ 0.08  $ 0.44 $ 0.41
Diluted Earnings Per Share.......... $ 0.42 $ 0.32 $ 0.37 $ 0.34 $ 0.50 $ 0.08  $ 0.44 $ 0.41

                                Average Assets

                                   Table 17

                                              2001             2000         1999
                                        ---------------  ---------------  ---------
                                         Amount    Mix    Amount    Mix    Amount
                                        --------- -----  --------- -----  ---------
                                                   (dollars in millions)
Interest-Bearing Deposits.............. $   733.4   5.8% $   216.2   1.5% $   385.0
Funds Sold.............................     136.7   1.1       43.2   0.3      102.0
Investment Securities
   --Held to Maturity..................     525.6   4.1      658.9   4.7      748.8
   --Available for Sale................   2,242.3  17.7    2,502.5  17.8    2,698.8
Loans Held for Sale....................     312.7   2.5      128.4   0.9      184.9
Loans..................................   7,719.6  60.9    9,415.9  67.0    9,259.6
Other..................................      79.6   0.6       73.0   0.6       68.1
                                        --------- -----  --------- -----  ---------
       Total Earning Assets............  11,749.9  92.7   13,038.1  92.8   13,447.2
Non-Earning Assets.....................     931.1   7.3    1,017.2   7.2    1,135.7
                                        --------- -----  --------- -----  ---------
       Total........................... $12,681.0 100.0% $14,055.3 100.0% $14,582.9
                                        ========= =====  ========= =====  =========

                                 Average Loans

                                   Table 18

                                   2001            2000         1999     1998     1997
                              --------------  --------------  -------- -------- --------
                               Amount   Mix    Amount   Mix    Amount   Amount   Amount
                              -------- -----  -------- -----  -------- -------- --------
                                                (dollars in millions)
Commercial................... $1,761.6  22.8% $2,466.3  26.2% $2,402.7 $2,258.3 $1,923.8
Real Estate
   Construction..............    240.5   3.1     304.4   3.2     318.1    284.0    264.6
   Mortgage..................  3,356.4  43.5   3,775.4  40.1   3,557.4  3,705.6  3,830.2
Installment..................    809.1  10.5     712.5   7.6     723.9    793.2    846.3
Foreign......................  1,026.4  13.3   1,467.9  15.6   1,702.2  1,752.6  1,540.3
Lease Financing..............    525.6   6.8     689.4   7.3     555.3    495.6    472.7
                              -------- -----  -------- -----  -------- -------- --------
       Total................. $7,719.6 100.0% $9,415.9 100.0% $9,259.6 $9,289.3 $8,877.9
                              ======== =====  ======== =====  ======== ======== ========

     Maturities and Sensitivities of Loans to Changes in Interest Rates/1/

                                   Table 19


                                                         December 31, 2001
                                        ----------------------------------------------------
                                         Due in One   Due After One      Due After
                                        Year or Less to Five Years /2/ Five Years/ 2/  Total
                                        ------------ ----------------  -------------  --------
                                                       (dollars in millions)
Commercial.............................   $  807.2       $  224.6        $  143.7     $1,175.5
Real Estate--Construction..............       60.4           50.1            59.1        169.6
Other Loans............................      840.7          735.1         2,707.4      4,283.2
Foreign Loans..........................        7.5            1.1            15.6         24.2
                                          --------       --------        --------     --------
       Total...........................   $1,715.8       $1,010.9        $2,925.8     $5,652.5
                                          ========       ========        ========     ========

--------
/1/ Based on contractual maturities.
/2/ As of December 31, 2001, loans maturing after one year consisted of $2,226.4 million with floating rates and $1,710.3 million with fixed rates.

                               Average Deposits

                                   Table 20

                                                   2001            2000         1999
                                              --------------  --------------  --------
                                               Amount   Mix    Amount   Mix    Amount
                                              -------- -----  -------- -----  --------
                                                       (dollars in millions)
Domestic
   Non-Interest Bearing Demand............... $1,527.1  19.0% $1,640.0  18.2% $1,652.6
   Interest-Bearing Demand...................  1,894.5  23.5   2,061.9  22.9   2,137.1
   Regular Savings...........................    780.3   9.7     684.8   7.6     723.9
   Private Time Certificates of Deposit
     ($100,000 or More)......................  1,107.5  13.8   1,128.4  12.5     948.9
   Public Time Certificates of Deposit
     ($100,000 or More)......................     66.2   0.8      83.7   0.9      94.3
   All Other Time and Savings Certificates...  1,333.0  16.5   1,569.0  17.5   1,516.2
                                              -------- -----  -------- -----  --------
       Total Domestic........................  6,708.6  83.3   7,167.8  79.6   7,073.0
                                              -------- -----  -------- -----  --------
Foreign
   Non-Interest Bearing Demand...............    346.0   4.3     371.4   4.1     435.2
   Time Due to Banks.........................    351.2   4.4     505.4   5.6     641.4
   Other Savings and Time....................    648.2   8.0     960.5  10.7   1,165.7
                                              -------- -----  -------- -----  --------
       Total Foreign.........................  1,345.4  16.7   1,837.3  20.4   2,242.3
                                              -------- -----  -------- -----  --------
       Total................................. $8,054.0 100.0% $9,005.1 100.0% $9,315.3
                                              ======== =====  ======== =====  ========

                             Interest Differential

                                   Table 21

                                               Year Ended December 31,   Year Ended December 31,
                                                2001 Compared to 2000    2000 Compared to 1999/2/
                                              ------------------------   -----------------------
                                              Volume/1/ Rate/1/  Total   Volume/1/ Rate/1/ Total
                                              --------  ------  -------  --------  ------  ------
                                                            (dollars in millions)
Change in Interest Income
   Interest Bearing Deposits
       Foreign............................... $  22.5   $(10.6) $  11.9   $(12.0)  $  2.7  $ (9.3)
   Funds Sold................................     3.9     (1.5)     2.4     (3.4)     1.0    (2.4)
   Investment Securities:
       Held-to-Maturity......................    (9.1)    (6.0)   (15.1)    (6.6)     1.0    (5.6)
       Available for Sale....................   (16.5)   (12.4)   (28.9)   (12.5)    10.5    (2.0)
   Loans Held for Sale.......................    12.7     (1.1)    11.6     (4.3)     0.5    (3.8)
   Loans, Net of Unearned Income
       Domestic..............................  (102.2)   (59.9)  (162.1)    33.1     28.3    61.4
       Foreign...............................   (31.0)     5.8    (25.2)   (15.2)     6.5    (8.7)
   Other.....................................     0.4      0.2      0.6      0.3     (0.6)   (0.3)
                                              -------   ------  -------   ------   ------  ------
          Total Interest Income.............. $(119.3)   (85.5) $(204.8)  $(20.6)  $ 49.9  $ 29.3
                                              =======   ======  =======   ======   ======  ======
Change in Interest Expense
   Interest Bearing Deposits:
       Demand Deposits....................... $  (3.7)  $(10.5) $ (14.2)  $ (1.7)  $  1.9  $  0.2
       Savings Deposits......................     1.9      0.3      2.2     (0.8)     0.0    (0.8)
       Time Deposits.........................   (14.6)    (9.9)   (24.5)    11.3     19.5    30.8
       Deposits in Foreign Offices...........   (19.2)   (13.0)   (32.2)   (15.2)     9.9    (5.3)
   Short-Term Borrowings.....................   (26.6)   (32.2)   (58.8)   (22.0)    31.9     9.9
   Long-Term Debt............................    (5.8)     0.6     (5.2)    13.3      1.4    14.7
                                              -------   ------  -------   ------   ------  ------
          Total Interest Expense............. $ (68.0)  $(64.7) $(132.7)  $(15.1)  $ 64.6  $ 49.5
                                              =======   ======  =======   ======   ======  ======
Net Interest Differential
   Domestic.................................. $ (62.0)  $(29.0) $ (91.0)  $  6.5   $(14.0) $ (7.5)
   Foreign...................................    10.7      8.2     18.9    (12.0)    (0.7)  (12.7)
                                              -------   ------  -------   ------   ------  ------
          Total Interest Differential........ $ (51.3)  $(20.8) $ (72.1)  $ (5.5)  $(14.7) $(20.2)
                                              =======   ======  =======   ======   ======  ======

--------
/1/ The change in interest due to both rate and volume was allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
/2/ Adjusted to reflect the reclassification of interchange fees, mortgage banking income and other interest income.

   The following presents the maturity distribution, market value, and weighted-average yield to maturity of securities:

                                   Table 22

                              Supplementary Data
 Maturity Distribution, Market Value and Weighted-Average Yield to Maturity of
                                  Securities

                                   1 Year Weighted  After  Weighted  After   Weighted          Weighted          Weighted
                                     or   Average  1 Year- Average  5 Years- Average  Over 10  Average           Average
                                    Less  Yield/2/ 5 Years Yield/2/ 10 Years Yield/2/  Years   Yield/2/  Total   Yield/2/
                                   ------ -------- ------- -------- -------- -------- -------- -------- -------- --------
                                                                          (dollars in millions)
Maturity Distribution Based on
 Amortized Cost
  December 31, 2001
  Held to Maturity
   U.S. Treasury Securities....... $  3.0   2.0%    $  --    -- %    $   --    -- %   $     --   -- %   $    3.0   2.0%
   U.S. Government Agencies.......   17.8   3.9        --     --         --     --          --    --        17.8   3.9
   Obligations of States and
    Political Subdivisions........    3.5   9.1        --    5.0        0.2    6.1          --    --         3.7   8.9
   Corporate Equity Securities....     --    --        --     --         --     --          --    --          --    --
   Mortgage-Backed Securities/1/..    0.4   7.2       0.7    7.0        3.5    8.2       361.7   6.8       366.3   6.8
   Other..........................     --    --       4.8    3.0        0.6    2.9          --    --         5.4   3.0
                                   ------   ---     -----    ---     ------    ---    --------   ---    --------   ---
  Total Held to Maturity..........   24.7   4.4       5.5    3.5        4.3    7.3       361.7   6.8       396.2   6.6

Available for Sale Securities/3/
   U.S. Treasury Securities.......    1.0   5.0       0.5    5.8        0.9    5.2          --    --         2.4   5.2
   U.S. Government Agencies.......    3.1   5.7      18.3    6.3       42.2    7.5        17.7   4.4        81.3   6.5
   Obligations of States and
    Political Subdivisions........    0.4   4.3       5.2    4.9        0.8    5.1          --    --         6.4   4.9
   Corporate Equity Securities....     --    --        --     --         --     --         1.4   4.9         1.4   4.9
   Mortgage-Backed Securities/1/..     --    --        --     --       66.8    6.5     1,787.9   6.4     1,854.7   6.4
   Other..........................     --    --      14.3    3.7        3.0    6.4          --    --        17.3   4.1
                                   ------   ---     -----    ---     ------    ---    --------   ---    --------   ---
  Total Available for Sale
   Securities..................... $  4.5   5.4%    $38.3    5.1%    $113.7    6.9%   $1,807.0   6.4%   $1,963.5   6.4%
                                   ------           -----            ------           --------          --------
  Total Investment Securities
      --December 31, 2001......... $ 29.2           $43.8            $118.0           $2,168.7          $2,359.7
                                   ======           =====            ======           ========          ========
      --December 31, 2000......... $116.0           $79.0            $138.0           $2,756.6          $3,089.3
                                   ======           =====            ======           ========          ========
      --December 31, 1999......... $163.2           $88.7            $ 99.4           $2,982.1          $3,333.4
                                   ======           =====            ======           ========          ========

                                   Approximate
                                   Market Value
                                   ------------

Maturity Distribution Based on
 Amortized Cost
  December 31, 2001
  Held to Maturity
   U.S. Treasury Securities.......   $    3.0
   U.S. Government Agencies.......       17.8
   Obligations of States and
    Political Subdivisions........        3.9
   Corporate Equity Securities....         --
   Mortgage-Backed Securities/1/..      377.8
   Other..........................        5.3
                                     --------
  Total Held to Maturity..........      407.8

Available for Sale Securities/3/
   U.S. Treasury Securities.......        2.4
   U.S. Government Agencies.......       83.5
   Obligations of States and
    Political Subdivisions........        6.7
   Corporate Equity Securities....        1.4
   Mortgage-Backed Securities/1/..    1,889.8
   Other..........................       17.6
                                     --------
  Total Available for Sale
   Securities.....................   $2,001.4
                                     --------
  Total Investment Securities
      --December 31, 2001.........   $2,409.2
                                     ========
      --December 31, 2000.........   $3,098.4
                                     ========
      --December 31, 1999.........   $3,253.4
                                     ========

--------
/1/ Contractual maturities do not anticipate reductions for periodic paydowns. /2/ Tax equivalent at 35% tax rate.
/3/ The weighted-average yields on available for sale securities are based on amortized cost.

Item 7a. Qualitative and Quantitative Disclosures About Market Risk

   See the Market Risk section in the Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 24 of this report.

                          Forward-Looking Statements

   This report contains forward-looking statements regarding the Company's beliefs, estimates, projections and assumptions, which are provided to assist in the understanding of certain aspects of the Company's anticipated future financial performance. We believe the assumptions underlying our forward-looking statements are reasonable. However, any of the assumptions could prove to be inaccurate and actual results may differ materially from those projected for a variety of reasons including, but not limited to: the Hawaii economy may not recover at the pace we anticipate; our refocused emphasis on our Hawaii market may not achieve the customer and revenue gains we anticipate; our credit markets may deteriorate and our credit quality may fall short of our goals; we may not achieve the expense reductions we expect; we may not be able to maintain our net interest margin; we may not be able to implement our proposed equity repurchases in the amount or at the times planned; customer acceptance of our business as restructured may be less than expected; there may be economic volatility in the markets we serve; and there may be changes in business and economic conditions, competition, fiscal and monetary policies or legislation. Except where specified, we do not undertake any obligation to update any forward-looking statements to reflect later events or circumstances.

Item 8. Financial Statements and Supplementary Data

   Consolidated Quarterly Results of Operations--See Narrative and Table 16 included in Item 7 of this report.

                        REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Pacific Century Financial Corporation

   We have audited the accompanying consolidated statements of condition of Pacific Century Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Century Financial Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Honolulu, Hawaii
January 28, 2002

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                       Year Ended December 31
                                                                           -----------------------------------------------
                                                                                2001             2000            1999
                                                                             -----------      -----------    -----------
                                                                           (dollars in thousands except per share amounts)
Interest Income
    Interest and Fees on Loans and Leases................................. $   619,447      $   795,028     $   746,089
    Income on Investment Securities-Held to Maturity......................      33,521           48,013          53,625
    Income on Investment Securities-Available for Sale....................     137,320          166,266         168,349
    Deposits..............................................................      27,596           15,685          24,960
    Funds Sold and Security Resale Agreements.............................       5,034            2,689           5,078
    Other.................................................................       5,344            4,742           5,278
                                                                             -----------      -----------    -----------
       Total Interest Income..............................................     828,262        1,032,423       1,003,379
Interest Expense
    Deposits..............................................................     217,305          286,046         261,184
    Security Repurchase Agreements........................................      77,764          104,536          92,175
    Funds Purchased.......................................................      10,099           32,636          41,677
    Short-Term Borrowings.................................................       9,562           19,002          12,414
    Long-Term Debt........................................................      53,854           59,053          44,326
                                                                             -----------      -----------    -----------
       Total Interest Expense.............................................     368,584          501,273         451,776
                                                                             -----------      -----------    -----------
    Net Interest Income...................................................     459,678          531,150         551,603
    Provision for Loan and Lease Losses...................................      74,339          142,853          60,915
                                                                             -----------      -----------    -----------
       Net Interest Income After Provision for Loan and Lease Losses......     385,339          388,297         490,688
Non-Interest Income
    Trust and Asset Management............................................      59,924           66,077          60,700
    Mortgage Banking......................................................      20,133           10,996           8,949
    Service Charges on Deposit Accounts...................................      38,467           40,062          34,267
    Fees, Exchange, and Other Service Charges.............................      78,787           99,519          99,823
    Gains on Sales of Banking Operations, Net of Venture Investment
     Losses...............................................................     173,426               --              --
    Gain on Settlement of Pension Obligation..............................          --           11,900              --
    Investment Securities Gains (Losses)..................................      32,982           (1,101)         13,903
    Other Operating Income................................................      48,900           57,459          67,873
                                                                             -----------      -----------    -----------
       Total Non-Interest Income..........................................     452,619          284,912         285,515
Non-Interest Expense
    Salaries..............................................................     191,473          184,413         198,743
    Pensions and Other Employee Benefits..................................      52,235           48,042          55,343
    Net Occupancy Expense.................................................      46,344           48,798          47,893
    Net Equipment Expense.................................................      53,395           50,620          48,674
    Goodwill and Other Intangibles Amortization...........................      13,342           15,265          16,229
    Restructuring and Other Related Costs.................................     104,794               --          22,478
    Minority Interest.....................................................         383              387             485
    Other Operating Expense...............................................     136,033          145,694         160,672
                                                                             -----------      -----------    -----------
       Total Non-Interest Expense.........................................     597,999          493,219         550,517
                                                                             -----------      -----------    -----------
Income Before Income Taxes................................................     239,959          179,990         225,686
Provision for Income Taxes................................................     122,164           66,329          92,729
                                                                             -----------      -----------    -----------
       Net Income......................................................... $   117,795      $   113,661     $   132,957
                                                                             ===========      ===========    ===========
Basic Earnings Per Share.................................................. $      1.49      $      1.43     $      1.66
Diluted Earnings Per Share................................................ $      1.46      $      1.42     $      1.64
Dividends Declared Per Share.............................................. $      0.72      $      0.71     $      0.68
Basic Weighted Average Shares.............................................  78,977,011       79,551,296      80,298,725
Diluted Weighted Average Shares...........................................  80,577,763       79,813,443      81,044,558

         See accompanying notes to consolidated financial statements.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CONDITION

                                                                                            December 31
                                                                                     ------------------------
                                                                                        2001         2000
                                                                                     -----------  -----------
                                                                                      (dollars in thousands)
Assets
Interest-Bearing Deposits........................................................... $ 1,101,974  $   189,301
Investment Securities
 --Held to Maturity (Market Value of $407,838 in 2001 and $589,079 in 2000).........     396,216      583,587
Investment Securities--Available for Sale...........................................   2,001,420    2,509,359
Securities Purchased Under Agreements to Resell.....................................          --        3,969
Funds Sold..........................................................................     115,000      134,644
Loans Held for Sale.................................................................     456,709      179,229
Loans...............................................................................   5,652,518    9,234,558
 Allowance for Loan and Lease Losses................................................    (158,979)    (246,247)
                                                                                     -----------  -----------
   Net Loans........................................................................   5,493,539    8,988,311
                                                                                     -----------  -----------
   Total Earning Assets.............................................................   9,564,858   12,588,400
Cash and Non-Interest Bearing Deposits..............................................     405,981      523,968
Premises and Equipment..............................................................     196,171      254,621
Customers' Acceptance Liability.....................................................         593       14,690
Accrued Interest Receivable.........................................................      42,687       68,585
Foreclosed Real Estate..............................................................      17,174        4,526
Mortgage Servicing Rights...........................................................      27,291       16,195
Goodwill and Other Intangibles......................................................      36,216      176,070
Other Assets........................................................................     336,826      366,761
                                                                                     -----------  -----------
   Total Assets..................................................................... $10,627,797  $14,013,816
                                                                                     ===========  ===========
Liabilities
Domestic Deposits
 Demand--Non-Interest Bearing....................................................... $ 1,548,322  $ 1,707,724
       --Interest Bearing...........................................................   1,926,018    2,008,730
 Savings............................................................................     967,825      665,239
 Time...............................................................................   1,927,778    2,836,083
Foreign Deposits
 Demand--Non-Interest Bearing.......................................................           2      385,366
 Time Due to Banks..................................................................     230,247      535,126
 Other Savings and Time.............................................................      73,404      942,313
                                                                                     -----------  -----------
   Total Deposits...................................................................   6,673,596    9,080,581
Securities Sold Under Agreements to Repurchase......................................   1,643,444    1,655,173
Funds Purchased.....................................................................      55,800      413,241
Current Maturities of Long-Term Debt................................................     100,670      373,500
Short-Term Borrowings...............................................................     134,222      211,481
Banker's Acceptances Outstanding....................................................         593       14,690
Retirement Expense Payable..........................................................      36,175       37,931
Accrued Interest Payable............................................................      29,762       72,460
Taxes Payable.......................................................................     138,366      130,760
Minority Interest...................................................................          --        4,536
Other Liabilities...................................................................      98,422       94,450
Long-Term Debt......................................................................     469,735      623,657
                                                                                     -----------  -----------
   Total Liabilities................................................................   9,380,785   12,712,460
Shareholders' Equity
Common Stock ($.01 par value),
 authorized 500,000,000 shares; issued / outstanding:
 2001--81,377,241 / 73,218,326;
 2000--80,558,811 / 79,612,178......................................................         806          806
Capital Surplus.....................................................................     367,672      346,045
Accumulated Other Comprehensive Income (Loss).......................................      22,761      (25,079)
Retained Earnings...................................................................   1,055,424      996,791
Deferred Stock Grants...............................................................      (7,637)          --
Treasury Stock, at Cost (8,136,134 shares in 2001 and 946,633 shares in 2000).......    (192,014)     (17,207)
                                                                                     -----------  -----------
   Total Shareholders' Equity.......................................................   1,247,012    1,301,356
                                                                                     -----------  -----------
   Total Liabilities and Shareholders' Equity....................................... $10,627,797  $14,013,816
                                                                                     ===========  ===========

         See accompanying notes to consolidated financial statements.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                 Accumulated
                                                                                    Other                 Deferred
                                                                Common Capital  Comprehensive  Retained    Stock    Treasury
                                                      Total     Stock  Surplus  Income (Loss)  Earnings    Grants    Stock
                                                    ----------  ------ -------- ------------- ----------  --------  ---------
                                                                             (dollars in thousands)
Balance at December 31, 1998....................... $1,185,594   $805  $342,932   $(22,476)   $  867,852  $     --  $  (3,519)
Comprehensive Income
  Net Income.......................................    132,957     --        --         --       132,957        --         --
  Other Comprehensive Income, Net of Tax
   Investment Securities, Net of Reclassification
    Adjustment.....................................    (44,803)    --        --    (44,803)           --        --         --
   Foreign Currency Translation Adjustment.........      1,154     --        --      1,154            --        --         --
   Pension Liability Adjustment....................         19     --        --         19            --        --         --

      Total Comprehensive Income...................

Common Stock Issued
   57,249 Profit Sharing Plan......................      1,096     --         4         --           (71)       --      1,163
  501,929 Stock Option Plan........................      8,616     --     2,620         --        (3,651)       --      9,647
  198,851 Dividend Reinvestment Plan...............      4,032     --       142         --          (270)       --      4,160
    7,199 Directors' Restricted Shares and
            Deferred Compensation Plan.............        154      1       153         --            --        --         --
Treasury Stock Purchased (1,051,900 shares)........    (21,849)    --        --         --            --        --    (21,849)
Cash Dividends Paid................................    (54,640)    --        --         --       (54,640)       --         --
                                                    ----------   ----  --------   --------    ----------  --------  ---------
Balance at December 31, 1999....................... $1,212,330   $806  $345,851   $(66,106)   $  942,177  $     --  $ (10,398)
Comprehensive Income
  Net Income.......................................    113,661     --        --         --       113,661        --         --
  Other Comprehensive Income, Net of Tax
   Investment Securities, Net of Reclassification
    Adjustment.....................................     45,300     --        --     45,300            --        --         --
   Foreign Currency Translation Adjustment.........    (4,273)     --        --     (4,273)           --        --         --


      Total Comprehensive Income...................

Common Stock Issued
     86,670 Profit Sharing Plan....................      1,470     --        18         --          (230)       --      1,682
    228,438 Stock Option Plan......................      2,948     --         3         --        (1,763)       --      4,708
    193,689 Dividend Reinvestment Plan.............      3,261     --        51         --          (583)       --      3,793
      6,901 Directors' Restricted Shares and
          Deferred Compensation Plan...............        122     --       122         --            --        --         --
Treasury Stock Purchased (934,800 shares)..........    (16,992)    --        --         --            --        --    (16,992)
Cash Dividends Paid................................    (56,471)    --        --         --       (56,471)       --         --
                                                    ----------   ----  --------   --------    ----------  --------  ---------
Balance at December 31, 2000....................... $1,301,356   $806  $346,045   $(25,079)   $  996,791  $     --  $ (17,207)
Comprehensive Income
  Net Income.......................................    117,795     --        --         --       117,795        --         --
  Other Comprehensive Income, Net of Tax
   Investment Securities...........................     20,733     --        --     20,733            --        --         --
   Foreign Currency Translation Adjustment.........     27,266     --        --     27,266            --        --         --
   Pension Liability Adjustments...................       (159)    --        --       (159)           --        --         --


      Total Comprehensive Income...................

Common Stock Issued
   59,586 Profit Sharing Plan......................      1,402     --       261         --            --        --      1,141
  916,817 Stock Option Plan........................     21,314     --     1,054         --        (2,591)    5,655     17,196
  120,397 Dividend Reinvestment Plan...............      2,819     --       495         --            (4)       --      2,328
    5,487 Directors' Restricted Shares and
          Deferred Compensation Plan...............        336     --       121         --            --        --        215
  727,800 Employees' Restricted Shares.............      5,105     --    18,397         --            --   (13,292)        --
   65,146 Hawaii Insurance Network.................      1,299     --     1,299         --            --        --         --
Treasury Stock Purchased (8,300,900 shares)........   (195,687)    --        --         --            --        --   (195,687)
Cash Dividends Paid................................    (56,567)    --        --         --       (56,567)       --         --
                                                    ----------   ----  --------   --------    ----------  --------  ---------
Balance at December 31, 2001....................... $1,247,012   $806  $367,672   $ 22,761    $1,055,424  $ (7,637) $(192,014)
                                                    ==========   ====  ========   ========    ==========  ========  =========

                                                    Compre-
                                                    hensive
                                                    Income
                                                    --------

Balance at December 31, 1998.......................
Comprehensive Income
  Net Income....................................... $132,957
  Other Comprehensive Income, Net of Tax
   Investment Securities, Net of Reclassification
    Adjustment.....................................  (44,803)
   Foreign Currency Translation Adjustment.........    1,154
   Pension Liability Adjustment....................       19
                                                    --------
      Total Comprehensive Income................... $ 89,327
                                                    ========
Common Stock Issued
   57,249 Profit Sharing Plan......................
  501,929 Stock Option Plan........................
  198,851 Dividend Reinvestment Plan...............
    7,199 Directors' Restricted Shares and
            Deferred Compensation Plan.............
Treasury Stock Purchased (1,051,900 shares)........
Cash Dividends Paid................................

Balance at December 31, 1999.......................
Comprehensive Income
  Net Income....................................... $113,661
  Other Comprehensive Income, Net of Tax
   Investment Securities, Net of Reclassification
    Adjustment.....................................   45,300
   Foreign Currency Translation Adjustment.........   (4,273)

                                                    --------
      Total Comprehensive Income................... $154,688
                                                    ========
Common Stock Issued
     86,670 Profit Sharing Plan....................
    228,438 Stock Option Plan......................
    193,689 Dividend Reinvestment Plan.............
      6,901 Directors' Restricted Shares and
          Deferred Compensation Plan...............
Treasury Stock Purchased (934,800 shares)..........
Cash Dividends Paid................................

Balance at December 31, 2000.......................
Comprehensive Income
  Net Income....................................... $117,795
  Other Comprehensive Income, Net of Tax
   Investment Securities...........................   20,733
   Foreign Currency Translation Adjustment.........   27,266
   Pension Liability Adjustments...................     (159)

                                                    --------
      Total Comprehensive Income................... $165,635
                                                    ========
Common Stock Issued
   59,586 Profit Sharing Plan......................
  916,817 Stock Option Plan........................
  120,397 Dividend Reinvestment Plan...............
    5,487 Directors' Restricted Shares and
          Deferred Compensation Plan...............
  727,800 Employees' Restricted Shares.............
   65,146 Hawaii Insurance Network.................
Treasury Stock Purchased (8,300,900 shares)........
Cash Dividends Paid................................

Balance at December 31, 2001.......................

         See accompanying notes to consolidated financial statements.

            PACIFIC CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year Ended December 31
                                                                                  ----------------------------------
                                                                                     2001        2000        1999
                                                                                  -----------  ---------  ----------
                                                                                        (dollars in thousands)
Operating Activities
    Net Income................................................................... $   117,795  $ 113,661  $  132,957
    Adjustments to Reconcile Net Income to Net Cash Provided by Operating
     Activities:
       Provision for Loan and Lease Losses.......................................      74,339    142,853      60,915
       Depreciation and Amortization.............................................     107,583     64,934      61,503
       Amortization of Deferred Loan Fees and Leasing Income.....................     (43,436)   (47,689)    (46,900)
       Deferred Stock Grants.....................................................      10,760         --          --
       Deferred Income Taxes.....................................................      (2,708)     8,224     (10,599)
       Investment Security (Gains) Losses........................................     (32,982)     1,101     (13,695)
       Net Change in Loans Held for Sale.........................................    (277,480)   (43,132)    123,410
       Gain on Sale of Banking Operations, Net of Venture Investment Losses......    (173,426)        --          --
       Net Change in Other Assets and Liabilities................................     (39,152)    17,681     (27,993)
                                                                                  -----------  ---------  ----------
       Net Cash Provided (Used) by Operating Activities..........................    (258,707)   257,633     279,598
                                                                                  -----------  ---------  ----------
Investing Activities
    Proceeds from Redemptions of Investment Securities Held to Maturity..........     424,345    146,559     212,739
    Purchases of Investment Securities Held to Maturity..........................    (236,974)    (9,555)   (356,258)
    Proceeds from Sales and Redemptions of Investment Securities Available for
     Sale........................................................................   1,351,460    180,739   1,267,473
    Purchases of Investment Securities Available for Sale........................    (789,806)  (103,667)   (852,255)
    Net Decrease in Loans and Lease Financing....................................   1,615,335     61,276      18,279
    Proceeds from Sale of Banking Operations.....................................     353,013         --       3,042
    Premises and Equipment, Net..................................................      (9,980)   (28,455)    (19,394)
                                                                                  -----------  ---------  ----------
    Net Cash Provided by Investing Activities....................................   2,707,393    246,897     273,626
                                                                                  -----------  ---------  ----------
Financing Activities
    Net Decrease in Demand, Savings, and Time Deposits...........................    (599,513)  (313,637)   (207,904)
    Proceeds from Lines of Credit and Long-Term Debt.............................      39,071    300,096     434,126
    Repayments of Long-Term Debt.................................................    (465,823)   (30,596)   (292,215)
    Net Decrease in Short-Term Borrowings........................................    (446,429)  (509,684)   (518,139)
    Proceeds from Issuance of Common Stock, Net of Common Stock
     Repurchased.................................................................    (175,618)    (9,191)     (7,951)
    Cash Dividends...............................................................     (56,567)   (56,471)    (54,640)
                                                                                  -----------  ---------  ----------
    Net Cash Used by Financing Activities........................................  (1,704,879)  (619,483)   (646,723)
                                                                                  -----------  ---------  ----------
Effect of Exchange Rate Changes on Cash..........................................      27,266     (4,273)      1,154
                                                                                  -----------  ---------  ----------
Increase (Decrease) in Cash and Cash Equivalents.................................     771,073   (119,226)    (92,345)
Cash and Cash Equivalents at Beginning of Year...................................     851,882    971,108   1,063,453
                                                                                  -----------  ---------  ----------
Cash and Cash Equivalents at End of Period....................................... $ 1,622,955  $ 851,882  $  971,108
                                                                                  ===========  =========  ==========

   During the years ended December 31, 2001, 2000 and 1999, interest payments of $411,282,000, $493,390,000 and $442,882,000, respectively, and income tax charges of $114,564,000, $42,029,000 and $62,674,000, respectively, were paid.

         See accompanying notes to consolidated financial statements.

Note A--Summary of Significant Accounting Policies

   The accounting principles followed by Pacific Century Financial Corporation and its subsidiaries (the Company), and the methods of applying those principles conform with accounting principles generally accepted in the United States and general practices within the banking industry. The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements. Certain accounts in prior years have been reclassified to conform with the 2001 presentation. The significant accounting policies are summarized below.

  Organization/Consolidation

   The Company is a bank holding company providing a broad range of financial products and services to customers in Hawaii, the West Pacific, and American Samoa. During the year, the Company divested most of its business in Asia, the South Pacific, and the U.S. Mainland as part of its strategic plan to provide increased shareholder value. The majority of the Company's operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities and trade financing. The Company's principal subsidiary bank is Bank of Hawaii. The Company also owns First Savings and Loan Association of America ("First Savings"). The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation and minority interests have been recognized.

   The Company has no investment in unconsolidated, Company sponsored special purpose entities or other similar business structures. The Company has investments in leveraged leases, as discussed in Note D.

  International Operations

   As of December 31, 2001, the Company had curtailed most of its international operations. Bank of Hawaii and First Savings have operations that are conducted in the West and South Pacific that are denominated in U.S. dollars. These operations are classified as domestic.

  Acquisitions

   In May 2001, the Company acquired Hawaii Insurance Network LLP (HIN) through the issuance of 65,146 shares of the Company's common stock. HIN specializes in the sale of benefit programs such as health plans and disability products.

   In January 1999, the Company acquired Triad Insurance Agency, Inc. (Triad), a Hawaii-based property/casualty insurance agency. Triad represents a number of large U.S. property/casualty insurance companies for whom it acts as a servicing agent. The merger, accounted for as a purchase, has expanded the Company's range of financial services offered to customers.

   In August 1999, the Company acquired 5.8 million shares, or approximately 10%, of the outstanding shares of the Bank of Queensland Limited in Australia. In 2001, the Company's ownership interest in the Bank of Queensland Limited was sold.

  Accounting Changes

   During 2001, the Company adopted the following Statements of Financial Accounting Standards (SFAS's):


          SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No.'s Statements No. 137 and 138 requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value and was adopted on January 1, 2001. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

          For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings during the period of the change in fair values (for example, in "interest expense" when the hedged item is fixed-rate debt).

          For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in "interest expense" when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income/expense in current earnings during the period of change.

          For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. Any ineffective portions of net investment hedges are recognized in other income/expense in current earnings during the period of change.

          For derivative instruments not designated as hedging instruments, the gain or loss is recognized in other income/expense in current earnings during the period of change.

          SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140) was adopted on April 1, 2001. SFAS No. 140 revised the criteria for accounting for securitizations and other transfers of financial assets and collateral, and introduced new disclosures. Adoption of SFAS No. 140 did not have material impact on the Company's financial position or results of operations.

          SFAS No. 141, Business Combinations (SFAS No. 141), SFAS No. 141, effective June 30, 2001, requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting.

  Investment Securities

   Investment Securities Held to Maturity are those securities, which the Company has the ability and positive intent to hold to maturity. These securities are stated at cost adjusted for amortization of premiums and accretion of discounts. In 2001, 2000 and 1999, there were no transfers from investment securities held to maturity.

   Investment Securities Available for Sale are recorded at fair value with unrealized gains and losses recorded as an unrealized valuation adjustment, net of taxes, in other comprehensive income.

   Trading Securities are those securities that are purchased for the Company's funding of liabilities associated with certain compensation plans. Securities in the trading portfolio are carried at fair value with unrealized holding gains and losses recognized currently in income. Trading Securities of $3,759,016 and $3,844,000 as of December 31, 2001 and 2000, respectively, were included in Other Assets on the Consolidated Statements of Condition. During 2001, 2000 and 1999, the net gain (loss) from the trading securities portfolio was

$(1,399,564), $(627,000) and $361,000, respectively, and was recognized as a component of investment securities gains and (losses) in the Consolidated Statements of Income. Income from trading securities was $607,524, $464,000 and $247,000 during 2001, 2000 and 1999, respectively, and was included as part of other operating income.

   The Company uses the specific identification method to determine the cost of all investment securities sold.

  Loans Held for Sale

   Loans Held for Sale are primarily residential mortgage loans. These loans are recorded at the lower of cost or market on an aggregate basis.

  Loans

   Loans are carried at the principal amount outstanding net of unearned income. Interest income is generally recognized on the accrual basis. Net loan fees are deferred and amortized as an adjustment to yield.

   The Company's policy is to discontinue the accrual of income when a loan is over 90 days delinquent, unless collection is probable based on specific factors such as the type of borrowing agreement and/or collateral. At the time a loan is placed on non-accrual, all accrued but unpaid interest is reversed against current earnings. Subsequent payments received are generally applied to reduce the principal balance.

  Allowance for Loan and Lease Losses

   The Allowance for Loan and Lease Losses (Allowance) is established through provisions that are charged against income. Losses on uncollectable loans are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance.

   The Allowance is maintained at a level believed adequate by management to absorb estimated inherent losses. Management's periodic evaluation of the adequacy of the Allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse conditions that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of expected cash flows that may be susceptible to significant changes.

   A loan is considered impaired when it is probable that all amounts due will not be collected in accordance with the contractual terms of the loan. Impairment is measured based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Cash receipts on impaired loans generally are applied to reduce the carrying value of the loan. Large groups of smaller balance homogeneous loans, such as residential mortgages and consumer loans, are evaluated collectively for impairment based primarily on the historical loss experience for each portfolio.

  Cash and Cash Equivalents

   For purposes of reporting cash flows, cash and cash equivalents include: cash and non-interest bearing deposits, interest bearing deposits, securities purchased under agreements to resell and funds sold. All amounts are readily convertible to cash and have maturities less than ninety days.

   Under the terms of the Depository Institutions Deregulation and Monetary Control Act, the Company is required to place reserves with the Federal Reserve Bank based on the amount of deposits held. During 2001 and 2000, the average amount of these reserve balances was $17,716,000 and $7,171,000, respectively.

  Premises and Equipment

   Premises and equipment are stated at cost less allowances for depreciation and amortization. Depreciation is computed using the straight line method over lives of three to fifty years for premises and improvements, and three to ten years for equipment.

  Foreclosed Real Estate

   Foreclosed Real Estate consists of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure. These properties are carried at the lower of cost or fair value based on current appraisals less selling costs. Losses arising at the time of acquiring such property are charged against the Allowance. Subsequent declines in property value are recognized through charges to non-interest expense.

  Mortgage Servicing Rights

   Servicing assets are recognized when mortgage loans are originated and sold with servicing rights retained. Servicing assets are also periodically purchased. Servicing assets are recorded at their fair values on the date the loans are sold or the servicing assets are purchased. The capitalized cost of servicing assets are amortized over the estimated life of the related loans. An impairment analysis is performed on a periodic basis and includes a review of prepayment trends, delinquency and other relevant factors. For purposes of measuring impairment, servicing assets are stratified by product type. Impairment is recognized when the carrying value of the servicing assets for a stratum exceed its fair value. The fair value of servicing assets is estimated based on a review of servicing right values of loans with similar characteristics.

  Goodwill and Other Intangible Assets

   Intangible assets include goodwill and identifiable intangible assets such as core deposits resulting from acquisitions accounted for under the purchase method. Goodwill and core intangibles have been amortized using the straight-line method over periods of 15 to 25 years. These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

  Income Taxes

   The Company files a consolidated federal income tax return with the Bank of Hawaii and its other domestic subsidiaries. Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement carrying amounts and the corresponding tax basis of assets and liabilities. Deferred taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted. A deferred tax valuation reserve is established if it is more likely than not that a deferred tax asset will not be realized.

   The Company's tax sharing policy provides for the settlement of income taxes between each relevant subsidiary as if the subsidiary had filed a separate return. Payments are made to the Company by subsidiaries with tax liabilities, and subsidiaries that generate tax benefits receive payments for those benefits as used.

   For lease arrangements that are accounted for by the financing method, investment tax credits are deferred and amortized over the lives of the respective leases.

  Risk Management Instruments

   The Company utilizes off-balance sheet derivative financial instruments, primarily as an end-user in connection with its risk management activities and, to a lesser extent, as a service to accommodate the needs of customers. In the initial year of adoption of SFAS No. 133, the Company has not implemented any of the hedge accounting methods (i.e., fair value, cash flows or net investment in foreign operations) currently addressed under this standard. All risk management derivative instruments are carried at fair value and the associated unrealized gains and losses are recognized currently in the Consolidated Statements of Income. Over the past two years the Company has not used interest rate swaps as a risk management tool, however it continues to use foreign exchange contracts to mitigate foreign currency risk.

  Stock-Based Compensation

   The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25) and related interpretations. SFAS No. 123 "Accounting for Stock-Based Compensation," permits companies to elect to recognize stock-based compensation expense based on the estimated fair value of the awards on the grant date or to continue to use the accounting under APB No. 25. Included in Note M is the impact of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro forma basis for awards granted in 2001, 2000 and 1999.

  Advertising Costs

   The nature of the Company's marketing programs generally do not include direct-response advertising. The Company, therefore, recognizes its advertising costs as incurred. Advertising costs were $6,029,000; $6,156,000 and $5,360,000 in 2001, 2000 and 1999, respectively.

  Earnings Per Share

   Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the dilutive impact of stock options and stock appreciation rights and uses the average share price during the period in determining the number of incremental shares to be added to the weighted average number of common shares outstanding. For the years ended December 31, 2001, 2000 and 1999 there were no adjustments to net income (the numerator) for purposes of computing basic EPS. A reconciliation of the weighted average common shares outstanding for computing diluted EPS for 2001, 2000 and 1999 follows:

                                            Weighted Average Shares
                                        --------------------------------
                                           2001       2000       1999
                                        ---------- ---------- ----------
       Denominator for Basic EPS....... 78,977,011 79,551,296 80,298,725
       Dilutive Effect of Stock Options  1,600,752    262,147    745,833
                                        ---------- ---------- ----------
       Denominator for Diluted EPS..... 80,577,763 79,813,443 81,044,558
                                        ========== ========== ==========

  Regulatory Matters

   In January 2002, the Company announced that it has satisfied its obligations under the Memorandum of Understanding imposed by its regulators during the third quarter of 2000 and it has been removed. Under the Memorandum of Understanding, the Company had agreed to take certain actions to strengthen and maintain its operations and financial position, and to request prior approval for the payments of dividends, increases in indebtedness, or repurchases of common stock.

  Recent Accounting Standards

   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142). SFAS No. 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. During a transition period from July 1, 2001 through December 31, 2001, goodwill associated with business combinations completed prior to July 1, 2001 continued to be amortized through the income statement. Effective January 1, 2002, periodic goodwill amortization and expense recognition will be discontinued and goodwill will be assessed at least annually for impairment at the reporting unit level by applying a fair-value based test. SFAS No. 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized. Under SFAS No. 142 intangibles with indefinite lives will no longer be amortized. The Company adopted SFAS No. 142 on January 1, 2002. An initial impairment assessment was completed and it was determined that a transition impairment charge will not be required. Under SFAS No. 142 the elimination of amortization is expected to increase net income by approximately $7.6 million in 2002.

   In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144). SFAS No. 144 superceded FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of (SFAS No. 121), and certain of the accounting and reporting provisions of APB Opinion No. 30. For long-lived assets to be held and used, SFAS No. 144 retained the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying value of long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of by sale, the SFAS No. 121 model was also retained which requires an asset to be measured at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is held for sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and is generally to be applied prospectively. The Company is currently evaluating the impact of SFAS No. 144; however, it is not expected that the adoption of SFAS No. 144 will have a material impact on the Company's financial position or results of operations.

Note B--Divestiture Program and Restructuring Charges

   In April 2001, the Company announced a strategic plan designed to maximize shareholder value by strengthening its Hawaii and West Pacific operations and divesting most other holdings. The Company will maintain its operations in Hawaii, the West Pacific, American Samoa, a representative office in Japan, and a leasing office in Arizona.

   In March 2001, the Company sold its credit card portfolio.

   In April 2001, the Company's U.S. Mainland subsidiary, Pacific Century Bank, N.A., sold its nine-branch Arizona franchise.

   In April 2001, the Company sold its entire investment in the Bank of Queensland Limited in Australia. The Company's convertible notes were sold back to the Bank of Queensland Limited and its common share investment was sold to a private Australian investor.

   Between August 2001 and October 2001, the Company closed its Asian branches.

   In September 2001, the Company completed the sale of Pacific Century Bank, N.A's 19 branch franchise in Southern California.

   In November 2001, the Company completed the sale of its operations in Papua New Guinea and Vanuatu. The sale of its Fiji operations was finalized in December 2001. The transaction included two branches in Papua New Guinea, two in Vanuatu and three in Fiji.

   In December 2001, the Company sold its approximately 95% share interest in its French Polynesia and New Caledonia operations. The sale included all 17 branches of Bank of Hawaii's subsidiary bank in French Polynesia, Banque de Tahiti, and all eight branches of its subsidiary bank in New Caledonia, Bank of Hawaii-Nouvelle Caledonie.

   In connection with the implementation of the strategic plan and the divestiture program, the Company recognized restructuring and other related costs as follows:

                                                       Year Ended
                                                   December 31, 2001
                                                 ----------------------
                                                 (dollars in thousands)
         Foreign Currency Translation Losses....        $ 30,600
         Write-down of Goodwill.................          15,500
         Employee Termination Costs.............          26,900
         Asset Impairments......................           7,500
         Unrecoverable Investments..............           6,100
         Professional Fees......................           9,300
         Other..................................           8,894
                                                        --------
            Total...............................        $104,794
                                                        ========

   The following schedule reflects the activity in the restructuring accrual:

                                                              Total
                                                          -------------
                                                            (dollars
                                                          in thousands)
        Balance at December 31, 2000.....................   $     --
           Accruals......................................     29,400
           Payments......................................    (13,600)
           Reversals.....................................     (4,000)
                                                            --------
        Balance at December 31, 2001.....................   $ 11,800
                                                            ========


   The remaining accrual of $11.8 million, which is a component of other liabilities, was comprised of $7.8 million in severance for 65 employees primarily in the South Pacific, $0.4 million for lease terminations and $3.6 million for other costs associated with the divested businesses.

   In the third quarter of 1999, the Company recorded a restructuring charge of $22.5 million in connection with a redesign program to enhance revenues, improve efficiencies and reduce expenses. Implementation of this project was completed on September 30, 2000. Included in the restructuring charge were direct and incremental costs associated with the project, including severance payments, lease termination costs and losses on the disposal of fixed assets.

Note C--Investment Securities

   The following presents the details of the investment securities portfolio:

                                                                           Gross      Gross
                                                              Amortized  Unrealized Unrealized   Fair
                                                                Cost       Gains      Losses     Value
                                                              ---------- ---------- ---------- ----------
                                                                        (dollars in thousands)
At December 31, 2001
Securities Held to Maturity:
   Debt Securities Issued by the U.S. Treasury and
     Agencies................................................ $   20,799  $     7    $   (30)  $   20,776
   Debt Securities Issued by State and Municipalities of the
     United States...........................................      3,720      191         --        3,911
   Mortgage-Backed Securities................................    366,314   11,464        (10)     377,768
   Other Debt Securities.....................................      5,383       --         --        5,383
                                                              ----------  -------    -------   ----------
       Total................................................. $  396,216  $11,662    $   (40)  $  407,838
                                                              ==========  =======    =======   ==========

Securities Available for Sale:
   Equity Securities......................................... $    1,382  $    --    $    --   $    1,382
   Debt Securities Issued by the U.S. Treasury and
     Agencies................................................     83,689    2,220         --       85,909
   Debt Securities Issued by State and Municipalities of the
     United States...........................................      6,453      265         (1)       6,717
   Mortgage-Backed Securities................................  1,854,732   38,451     (3,339)   1,889,844
   Other Debt Securities.....................................     17,272      296         --       17,568
                                                              ----------  -------    -------   ----------
       Total................................................. $1,963,528  $41,232    $(3,340)  $2,001,420
                                                              ==========  =======    =======   ==========

At December 31, 2000
Securities Held to Maturity:
   Restricted Equity Securities.............................. $    4,986  $    --    $(4,537)  $      449
   Debt Securities Issued by the U.S. Treasury and
     Agencies................................................      6,812       --        (39)       6,773
   Debt Securities Issued by State and Municipalities of the
     United States...........................................      3,984      303         --        4,287
   Debt Securities Issued by Foreign Governments.............     15,185    3,446         --       18,631
   Mortgage-Backed Securities................................    547,463    7,412     (1,093)     553,782
   Other Debt Securities.....................................      5,157       --         --        5,157
                                                              ----------  -------    -------   ----------
       Total................................................. $  583,587  $11,161    $(5,669)  $  589,079
                                                              ==========  =======    =======   ==========

Securities Available for Sale:
   Equity Securities......................................... $   24,740  $    --    $   (86)  $   24,654
   Debt Securities Issued by the U.S. Treasury and
     Agencies................................................    195,920    1,262       (147)     197,035
   Debt Securities Issued by State and Municipalities of the
     United States...........................................     11,634      126        (18)      11,742
   Debt Securities Issued by Foreign Governments.............      3,936       --         --        3,936
   Mortgage-Backed Securities................................  2,235,987    9,599     (8,426)   2,237,160
   Other Debt Securities.....................................     33,502    1,391        (61)      34,832
                                                              ----------  -------    -------   ----------
       Total................................................. $2,505,719  $12,378    $(8,738)  $2,509,359
                                                              ==========  =======    =======   ==========

   The following presents an analysis of the contractual maturities of the investment securities portfolio as of December 31, 2001:

                                                       Amortized
                                                         Cost     Fair Value
                                                      ----------  ----------
                                                      (dollars in thousands)
    Securities Held to Maturity
       Due in One Year or Less....................... $   24,299  $   24,460
       Due After One Year Through Five Years.........      4,810       4,810
       Due After Five Years Through Ten Years........        793         800
                                                      ----------  ----------
                                                          29,902      30,070
       Mortgage-Backed Securities....................    366,314     377,768
                                                      ----------  ----------
                                                      $  396,216  $  407,838
                                                      ==========  ==========

    Securities Available for Sale
       Due in One Year or Less....................... $    4,566  $    4,637
       Due After One Year Through Five Years.........     38,282      39,963
       Due After Five Years Through Ten Years........     46,834      47,540
       Due After Ten Years...........................     17,732      18,054
                                                      ----------  ----------
                                                         107,414     110,194
       Mortgage-Backed Securities....................  1,854,732   1,889,844
       Equity Securities.............................      1,382       1,382
                                                      ----------  ----------
                                                      $1,963,528  $2,001,420
                                                      ==========  ==========

   Investment securities carried at $2,318,966,000 and $2,876,547,000 were pledged to secure deposits of certain public (governmental) entities, repurchase agreements and swap agreements at December 31, 2001 and 2000, respectively. The December 31, 2001 amount included investment securities with a carrying value of $1,818,534,000 and a market value of $1,856,408,000 which were pledged as collateral for repurchase agreements.

   The following presents gross gains and losses and proceeds from sales and maturities of Securities Available for Sale:

                                                                      Gross Gains & Losses on Securities
                                                                              Available for Sale
                                                                      ----------------------------------
                                                                         2001        2000       1999
                                                                      ----------   --------  ----------
                                                                            (dollars in thousands)
Gross Gains on Sales of Securities................................... $   37,779   $    364  $   16,562
Gross Losses on Sales of Securities..................................      3,397      1,312       2,867
                                                                      ----------   --------  ----------
Net Gains(Losses) on Sales of Securities Available for Sale.......... $   34,382   $   (948) $   13,695
                                                                      ==========   ========  ==========
Proceeds from Sales and Maturities of Securities Available for Sale.. $1,351,460   $180,739  $1,267,473
                                                                      ==========   ========  ==========

   Taxes related to 2001 gains and losses were $13,804,000. The cumulative, other comprehensive income from investment securities was $22,968,000 (net of taxes) as of December 31, 2001.

Note D--Loans

   Loans consisted of the following:

                                                           December 31
                                           --------------------------------------------
                                             2001     2000     1999     1998     1997
                                           -------- -------- -------- -------- --------
                                                      (dollars in millions)
Domestic Loans
   Commercial............................. $1,175.5 $2,433.6 $2,483.3 $2,570.7 $2,095.9
   Real Estate
       Construction.......................    169.6    307.4    328.9    299.8    281.0
       Mortgage--Residential..............  2,419.4  2,558.8  2,233.5  2,165.1  2,369.3
               --Commercial...............    640.7  1,125.5  1,244.8  1,139.1  1,354.5
   Installment............................    729.7  1,001.9  1,007.6  1,015.2  1,144.0
   Lease Financing........................    493.4    539.8    450.6    389.6    366.3
                                           -------- -------- -------- -------- --------
       Total Domestic Loans...............  5,628.3  7,967.0  7,748.7  7,579.5  7,611.0
Foreign Loans
   Banks and Other Financial Institutions.      1.4    132.6    207.7    158.2    207.7
   Commercial.............................     22.8    744.8    943.4  1,281.5  1,074.9
   Other..................................       --    390.2    439.2    349.4    298.8
                                           -------- -------- -------- -------- --------
       Total Foreign Loans................     24.2  1,267.6  1,590.3  1,789.1  1,581.4
                                           -------- -------- -------- -------- --------
       Total Loans........................ $5,652.5 $9,234.6 $9,339.0 $9,368.6 $9,192.4
                                           ======== ======== ======== ======== ========

   Total loans are net of unearned income totaling $204,549,906 and $253,902,354 as of December 31, 2001 and 2000, respectively.

   The Company's lending activities are concentrated in its primary geographic markets of Hawaii, the West Pacific and American Samoa.

   Commercial and mortgage loans totaling $1,389,789,000 and $904,015,000 were pledged to secure certain public deposits and Federal Home Loan Bank advances at December 31, 2001 and 2000, respectively.

   The Company is the lessor in various leveraged lease agreements beginning from as far back as 1987 under which airplanes, railcars and water craft, with estimated economic lives ranging from 20 to 36 years are leased for terms up to 20 years. The Company's equity investment typically represents approximately
21.5 percent of the purchase price; with the remaining percentage being furnished by third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the asset. At the end of the lease terms, the assets are turned back to the Company. The residual value at that time is estimated to be a certain percentage of the costs. For federal income tax purposes, the Company receives the investment tax credit and has the benefit of tax deductions for depreciation on the entire leased asset and for interest on the long-term debt. During the early years of the leases those deductions exceed the lease rental income, substantial income tax deductions are available to be applied against the Company's other income. In the later years of the leases, rental income will exceed the deductions and taxes will be payable. Deferred taxes are provided to reflect this reversal.

   The Company's net investment in leveraged leases is composed of the following elements:

                                                                                December 31
                                                                           ---------------------
                                                                              2001       2000
                                                                           ---------   ---------
                                                                           (dollars in thousands)
Rentals receivable (net of principal and interest on nonrecourse debt).... $ 262,023   $ 264,162
Estimated residual value of leased assets.................................   151,432     170,362
Less: Unearned and deferred income........................................  (121,607)   (131,149)
                                                                           ---------   ---------
Investment in leverage leases.............................................   291,848     303,375
Less: Deferred taxes arising from leveraged leases........................  (183,634)   (179,407)
                                                                           ---------   ---------
Net Investment in leveraged leases........................................ $ 108,214   $ 123,968
                                                                           =========   =========

   Certain directors and executive officers of the Company, its subsidiary companies, companies in which they are principal owners, and trusts in which they are involved, have loans with the Company subsidiaries. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements. Such loans at December 31, 2001 and 2000 amounted to $19,814,317 and $22,648,174, respectively. During 2001, the activity in these loans included new borrowings of $2,972,094, repayments of $2,736,961, and other reductions of $3,068,990. Other reductions were attributable to individuals no longer being considered insiders and loan portfolios being sold.

   Activity in the allowance for loan and lease losses was as follows:

                                                            2001      2000      1999      1998      1997
                                                          --------  --------  --------  --------  --------
                                                                          (dollars in millions)
Balance of Allowance for Loan and Lease Losses
 Beginning of Period....................................  $  246.2  $  194.2  $  211.3  $  174.4  $  167.8
 Loans Charged-Off
   Commercial...........................................     (97.5)    (22.1)    (18.5)    (15.3)    (12.7)
   Real Estate:
     Construction.......................................      (0.1)     (0.6)     (1.4)       --        --
     Mortgage--Commercial...............................     (19.2)    (15.2)     (4.5)     (2.5)     (1.3)
             --Residential..............................      (8.9)     (6.5)     (7.8)     (2.9)     (1.9)
 Installment............................................     (20.5)    (20.1)    (25.1)    (25.8)    (28.1)
 Foreign................................................     (22.0)    (45.8)    (45.8)    (34.8)    (10.6)
 Lease Financing........................................      (0.8)     (0.5)     (0.2)     (0.7)     (0.5)
                                                          --------  --------  --------  --------  --------
Total Charge-Offs........................................   (169.0)   (110.8)   (103.3)    (82.0)    (55.1)
Recoveries on Loans Previously Charged-Off
   Commercial...........................................      11.1       5.5      14.0       2.8      16.4
   Real Estate:
     Construction.......................................        --        --       0.1       0.1        --
     Mortgage--Commercial...............................       3.2       0.6       1.6       1.2       0.6
             --Residential..............................       1.0       1.1       0.6       0.2       1.0
 Installment............................................       8.0       6.9       7.6       6.4       6.3
 Foreign................................................      24.1       7.3       5.6       5.6       0.6
 Lease Financing........................................       0.2        --        --        --        --
                                                          --------  --------  --------  --------  --------
Total Recoveries.........................................     47.6      21.4      29.5      16.3      24.9
                                                          --------  --------  --------  --------  --------
Net Loan Charge-Offs.....................................   (121.4)    (89.4)    (73.8)    (65.7)    (30.2)
Provisions Charged to Operating Expense..................     74.3     142.9      60.9      84.0      30.3
Allowance Related to Divestitures........................    (40.2)       --        --        --        --
Other/1/.................................................      0.1      (1.5)     (4.2)     18.6       6.5
                                                          --------  --------  --------  --------  --------
Balance at End of Period................................. $  159.0  $  246.2  $  194.2  $  211.3  $  174.4
                                                          ========  ========  ========  ========  ========

Average Loans Outstanding................................ $7,719.6  $9,415.9  $9,259.6  $9,289.3  $8,877.9
Ratio of Net Charge-Offs to Average Loans
  Outstanding............................................     1.57%     0.95%     0.80%     0.71%     0.34%
Ratio of Allowance to Loans and Leases Outstanding.......     2.81%     2.67%     2.08%     2.26%     1.90%

   Details of the foreign allowance for loan and lease losses, which is included in the table above, are as follows:

Beginning Balance........................................ $   73.3  $   78.4  $   74.7  $   31.0  $   28.4
 Charge-Offs.............................................    (22.0)    (45.8)    (45.8)    (34.8)    (10.6)
 Recoveries..............................................     24.1       7.3       5.6       5.6       0.6
                                                          --------  --------  --------  --------  --------
 Net Loan (Charge-Offs) Recoveries.......................      2.1     (38.5)    (40.2)    (29.2)    (10.0)
 Provisions Charged to Operating Expense.................      6.4      34.7      42.2      54.2      17.6
 Allowance Related to Divestitures.......................    (23.8)       --        --        --        --
 Other/1/................................................    (57.4)     (1.3)      1.7      18.7      (5.0)
                                                          --------  --------  --------  --------  --------
Balance at End of Period................................. $    0.6  $   73.3  $   78.4  $   74.7  $   31.0
                                                          ========  ========  ========  ========  ========

--------
/1/ Includes balance transfers, allowance acquired and foreign currency translation.

   The following table presents information on impaired loans as of December 31, 2001 and 2000:

                                                                 2001       2000
                                                               -------    --------
                                                              (dollars in thousands)
Recorded Investment in Impaired Loans not Requiring
  an Allowance for Loan and Lease Losses..................... $25,338    $ 15,170
Recorded Investment in Impaired Loans Requiring an
  Allowance for Loan and Lease Losses........................  41,849     205,878
                                                               -------    --------
Recorded Investment in Impaired Loans........................ $67,187    $221,048
                                                               =======    ========
Allowance for Losses on Impaired Loans....................... $10,626    $ 53,631
Average Recorded Investment in Impaired Loans During the Year $89,575    $150,334

   Servicing assets are summarized in the following table:

                                                   2001        2000
                                                 -------      -------
                                                (dollars in thousands)
           Balance at Beginning of Year........ $16,195      $15,215
           Originated Mortgage Servicing Rights   9,490        1,840
           Purchased Servicing Rights..........   7,159        2,049
           Mortgage Servicing Rights Valuation.    (207)          --
           Amortization........................  (5,346)      (2,909)
                                                 -------      -------
           Balance at End of Year.............. $27,291      $16,195
                                                 =======      =======
           Fair Value at End of Year........... $34,721      $36,618
                                                 =======      =======

   As of December 31, 2001 and 2000, the Company's loan servicing portfolio totaled $3,761,955,000 and $2,847,839,000, respectively.

Note E--Premises and Equipment

   The following is a summary of premises and equipment:

                                           Accumulated      Net
                                         Depreciation and  Book
                                  Cost     Amortization    Value
                                -------- ---------------- --------
                                      (dollars in thousands)
              December 31, 2001
              Premises......... $269,028    $(125,983)    $143,045
              Capital Leases...    4,464       (1,607)       2,857
              Equipment........  199,288     (149,019)      50,269
                                --------    ---------     --------
                                $472,780    $(276,609)    $196,171
                                ========    =========     ========
              December 31, 2000
              Premises......... $320,155    $(139,096)    $181,059
              Capital Leases...    4,464       (1,429)       3,035
              Equipment........  242,229     (171,702)      70,527
                                --------    ---------     --------
                                $566,848    $(312,227)    $254,621
                                ========    =========     ========

   Depreciation and amortization (including capital lease amortization) included in non-interest expense were $42,719,000, $45,562,000 and $42,068,000 in 2001, 2000 and 1999, respectively.

   The Company leases certain branch premises and data processing equipment with lease terms extending through 2055. Most of the leases for premises provide for a base rent over a specified period with renewal options thereafter. Portions of certain properties are subleased for periods expiring in various years through 2010. Lease terms generally provide for the Company to pay taxes, maintenance and other operating costs.

   Future minimum payments, by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more and capital leases consisted of the following at December 31, 2001:

                                                       Capital    Operating
                                                       Leases      Leases
                                                      -------     ---------
                                                      (dollars in thousands)
    2002............................................. $     7     $  8,034
    2003.............................................     605        7,033
    2004.............................................     605        8,355
    2005.............................................     605        7,522
    2006.............................................     605        4,782
    Thereafter.......................................  32,505       67,813
                                                       -------    --------
    Total Minimum Lease Payments..................... $34,932     $103,539
                                                                  ========
    Amounts Representing Interest....................  26,575
                                                       -------
    Present Value of Net Minimum Lease Payments...... $ 8,357
                                                       =======

   Minimum future rentals receivable under subleases for non-cancelable operating leases at December 31, 2001, amounted to $4,382,000.

   Rental expense for all operating leases for the years ended December 31, 2001, 2000 and 1999 was as follows:

                                                     2001     2000     1999
                                                    -------  -------  -------
                                                      (dollars in thousands)
  Minimum Rentals.................................. $18,184  $22,934  $21,867
  Sublease Rental Income...........................  (1,489)  (1,490)  (1,331)
                                                    -------  -------  -------
                                                    $16,695  $21,444  $20,536
                                                    =======  =======  =======

Note F--Deposits

   Time deposits with balances of $100,000 or more totaled $1,285,722,000 at December 31, 2001. Of this amount, $37,788,570 consisted of deposits of public (governmental) entities, which require collaterization by acceptable securities. The majority of deposits in the foreign category were in denominations of $100,000 or more.

   Maturities of time deposits of $100,000 or more at December 31, 2001, were as follows:

                                                        Domestic    Foreign
                                                       ----------  --------
                                                      (dollars in thousands)
    Under 3 Months................................... $  548,417   $264,114
    3 to 6 Months....................................    164,927      6,051
    7 to 12 Months...................................    150,070      3,802
    Greater than 1 to 2 Years........................     97,418         --
    Greater than 2 to 3 Years........................     25,257        895
    Greater than 3 to 4 Years........................      1,085         --
    Greater than 4 to 5 Years........................     20,356         --
    Greater than 5 Years.............................      3,330         --
                                                       ----------  --------
                                                      $1,010,860   $274,862
                                                       ==========  ========

Note G--Short-Term Borrowings

   Details of short-term borrowings for 2001, 2000 and 1999 were as follows:


                                                              Securities
                                                              Sold Under                Other
                                                    Funds    Agreements to Commercial Short-Term
                                                  Purchased   Repurchase     Paper    Borrowings
                                                  ---------- ------------- ---------- ----------
                                                              (dollars in thousands)
2001
   Amounts Outstanding at December 31............ $   55,800  $1,643,444    $104,127   $ 30,095
   Average Amount Outstanding During Year........    219,631   1,670,116     103,323    112,495
   Maximum Amount Outstanding at any month end...    553,779   1,922,586     144,105    186,514
   Weighted Average Interest Rate During Year/1/.      4.60%       4.66%       4.90%      4.02%
   Weighted Average Interest Rate End of Year....      1.25%       2.95%       4.59%      4.86%
2000
   Amounts Outstanding at December 31............ $  413,241  $1,655,173    $154,664   $ 56,817
   Average Amount Outstanding During Year........    518,916   1,702,129     119,472    256,854
   Maximum Amount Outstanding at any month end...    742,085   1,806,197     175,142    432,016
   Weighted Average Interest Rate During Year/1/.      6.29%       6.14%       5.81%      4.68%
   Weighted Average Interest Rate End of Year....      5.77%       6.42%       6.04%      5.19%
1999
   Amounts Outstanding at December 31............ $  839,962  $1,490,655    $ 97,319   $361,643
   Average Amount Outstanding During Year........    821,755   1,868,485     111,894    212,676
   Maximum Amount Outstanding at any month end...  1,351,672   2,100,987     172,290    361,643
   Weighted Average Interest Rate During Year/1/.      5.07%       4.93%       4.81%      3.31%
   Weighted Average Interest Rate End of Year....      4.62%       5.37%       5.00%      5.46%

--------
/1/ Average rates for the year are computed by dividing actual interest expense on borrowings by average daily borrowings.

   Funds purchased generally mature on the day following the date of purchase.

   Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the Consolidated Statements of Condition. The securities underlying the agreements to repurchase continue to be reflected as assets of the Company and are delivered to and held in collateral accounts with third party trustees. At December 31, 2001, the weighted average contractual maturity of these agreements was 109 days and consisted of transactions with public (governmental) entities, primarily the State of Hawaii, $1.1 billion, and local municipalities, $0.5 billion. A schedule of maturities of repurchase agreements follows:

                                               2001
                                      ----------------------
                                      (dollars in thousands)
                    Overnight........       $       --
                    Less than 30 days          244,968
                    30 to 90 days....          623,916
                    Over 90 days.....          774,560
                                            ----------
                                            $1,643,444
                                            ==========

   Commercial paper is issued in various denominations generally maturing 90 days or less from date of issuance.

   At December 31, 2001, other short-term borrowings consisted mainly of Federal Home Loan Bank advances and Treasury Tax and Loan Balances. The Federal Home Loan Bank advance totaling $20.0 million bears interest at rates from 6.42% to 6.63% and matures within one year. Treasury Tax and Loan Balances represent tax payments collected on behalf of the U.S. Government, which are callable at any time and bear market interest rates.

   A line of credit totaling $25,000,000 is maintained for working capital purposes. At December 31, 2001 there was no amount drawn on this line. Fees related to this line were $32,000 in 2001. This line of credit was discontinued in January 2002.

Note H--Long-Term Debt

   Amounts outstanding as of December 31, 2001 and 2000 were as follows:

                                                    2001        2000
                                                  --------    --------
                                                 (dollars in thousands)
         8.25% Capital Securities............... $100,000    $100,000
         Privately Placed Notes.................   91,286      90,000
         Federal Home Loan Bank Advances........   26,500     144,645
         Subordinated Notes.....................  243,572     243,476
         Foreign Debt...........................       --      36,946
         Capitalized Lease Obligations..........    8,377       7,820
         Other Long-Term Debt...................       --         770
                                                 --------    --------
                                                 $469,735    $623,657
                                                 ========    ========

   The $100 million 8.25% Capital Securities (the Securities) were issued in 1996 by Bancorp Hawaii Capital Trust I, a grantor trust wholly-owned by the Company. The Securities bear a cumulative fixed interest rate of 8.25% and mature on December 15, 2026. Interest payments are semi-annual. In addition, the Company has entered into an expense agreement with the trust obligating the Company to pay any costs, expenses or liabilities of the trust, other than obligations of the trust to pay amounts due pursuant to the terms of the Securities. The sole assets of the trust are Junior Subordinated Debt Securities (the Debt) issued by the Company to the trust. The Debt is redeemable prior to the stated maturity at the Company's option. The Securities are subject to mandatory redemption upon repayment of the related Debt at their stated maturity dates or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by the Company upon concurrent repayment of the related Debt. The Company has issued guarantees for the payment of distributions and payments on liquidation or redemption of the Securities, but only to the extent of funds held by the trust. The guarantees are junior subordinated obligations of the Company. Distributions to securities holders may be deferred for up to five consecutive years. During any such deferred period the Company's ability to pay dividends on its common shares will be restricted. The Federal Reserve has announced that certain cumulative preferred securities, having the characteristics of the Securities, qualify as minority interest, which is included in Tier 1 capital for bank holding companies.

   Privately placed notes issued by the Company, including fair value adjustments, totaled $91 million at December 31, 2001. These notes carry seven year terms and bear floating interest rates of 10 to 25 basis points above the three-month LIBOR rate, which was 1.88% at December 31, 2001. No new notes were issued in 2001.

   Federal Home Loan Bank (FHLB) advances bear interest at rates from 5.38% to 8.00% and mature from 2002 through 2006. Long-term FHLB advances that mature within the next year were classified as current on the Consolidated Statements of Condition. At December 31, 2001, loans totaling $496,520,000 and FHLB stock totaling $101,884,000 were pledged to secure these advances.

   Total subordinated notes issued by Bank of Hawaii include $118,891,000 issued in 1993 and $124,585,000 issued in 1999 under the Bank's $1 billion note programs that mature in 2003 and 2009, respectively. These notes bear a fixed interest rate of 6.875%.

   Bank of Hawaii converted its existing revolving note program into a $1 billion revolving senior and subordinated note program. Under the terms of this program Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion.

   Capitalized lease obligations relate to office space at the headquarters of the Company and Bank of Hawaii. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $7,000 per year through 2002, $605,000 per year from 2003 to 2007, and $665,000 per year from 2008 to 2012 and are negotiable thereafter.

   As of December 31, 2001, principal payments on long-term debt are expected to be:

                                                          (in thousands)
        2002.............................................    $     --
        2003.............................................     126,936
        2004.............................................       6,000
        2005.............................................     101,286
        2006.............................................       2,500
        Thereafter.......................................     233,013
                                                             --------
               Total.....................................    $469,735
                                                             ========

Note I--Shareholders' Equity

   The Company's consolidated banking subsidiaries, Bank of Hawaii and First Savings, are subject to federal regulatory restrictions that limit cash dividends and loans to the Company. As of December 31, 2001, approximately $564,234,000 of undistributed earnings of the Company's consolidated subsidiaries are available for distribution to the Company without prior regulatory approval.

   In evaluating capital adequacy, federal regulators require bank holding companies and insured depository institutions to maintain three capital ratios at specific minimum levels. Tier 1 Capital (common shareholders' equity reduced by certain intangibles and increased for qualifying preferred shares and minority interests) expressed as a percentage of average risk weighted assets is the Tier 1 Capital Ratio. Total Capital (Tier 1 capital plus qualifying portions of the reserve for loan and lease losses) expressed as a percentage of average risk weighted assets is the Total Capital Ratio. The third ratio is the Leverage Ratio which is Tier 1 Capital divided by average assets.

   The Federal Deposit Insurance Corporation Improvement Act of 1991 requires federal banking regulators to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. For purposes of applying the prompt corrective action framework, federal bank regulators group institutions into five categories based on their capital ratios: "well capitalized," "adequately capitalized," "under capitalized," "significantly undercapitalized" and "critically undercapitalized." Institutions that fail to meet the applicable capital requirements are subject to increased regulatory monitoring and certain other enforcement actions that could include restricting dividend payments.

   As of December 31, 2001, the Company, Bank of Hawaii, and First Savings were all well capitalized under the regulatory provisions for prompt and corrective action. There were no conditions or events since year-end that management believes have changed the Company's or its subsidiaries' capital ratings.

   The table below sets forth the minimum required capital for well capitalized institutions and the actual capital amounts and ratios for the Company and its depository subsidiaries at December 31, 2001 and 2000:

                              Well-Capitalized
                                  Minimum      Pacific Century  Bank of    Pacific Century  First
                                   Ratio       Financial Corp   Hawaii       Bank, N.A.    Savings
                              ---------------- --------------- ----------  --------------- -------
                                                     (dollars in thousands)
At December 31, 2001
Shareholders' Equity.........                    $1,247,012    $1,086,247          N/A     $46,759
Tier 1 Capital...............                     1,297,369     1,040,575          N/A      46,759
Total Capital................                     1,528,793     1,271,514          N/A      47,947
Tier 1 Capital Ratio.........         6%              19.76%        15.96%         N/A       50.34%
Total Capital Ratio..........        10%              23.29%        19.51%         N/A       51.62%
Leverage Ratio...............         5%              11.20%         9.16%         N/A       27.91%

At December 31, 2000
Shareholders' Equity.........                    $1,301,356    $1,100,243     $162,758     $46,653
Tier 1 Capital...............                     1,239,552     1,044,150      149,276      46,653
Total Capital................                     1,541,225     1,334,519      162,455      47,942
Tier 1 Capital Ratio.........         6%              11.78%        11.17%       14.22%      46.18%
Total Capital Ratio..........        10%              14.64%        14.23%       15.48%      47.46%
Leverage Ratio...............         5%               9.10%         8.48%       12.54%      25.02%

   The following are the components of accumulated other comprehensive income as of December 31, 2001, 2000 and 1999:


                                            2001      2000      1999
                                           -------  --------  --------
                                              (dollars in thousands)
        Foreign Currency Translation
          Adjustment...................... $   582  $(26,684) $(22,411)
        Investment Securities Valuation...  22,968     2,235   (43,065)
        Pension Liability Adjustment......    (789)     (630)     (630)
                                           -------  --------  --------
        Accumulated Other Comprehensive
          Income.......................... $22,761  $(25,079) $(66,106)
                                           =======  ========  ========

   For the years ended December 31, 2001, 2000 and 1999, the adjustment of gains and losses on Investment Securities Available for Sale that were included in net income and that have also been included in other comprehensive income as unrealized holding gains in the period in which they arose were as follows:

                                                                          2001     2000     1999
                                                                        --------  ------- --------
                                                                          (dollars in thousands)
Investment Securities Valuation Adjustment on Available for Sale
  Securities........................................................... $ 42,106  $44,279 $(35,540)
Adjustment for Realized Amounts Included in Income.....................  (21,373)   1,021   (9,263)
                                                                        --------  ------- --------
Unrealized investment securities valuation adjustment included in other accumulated comprehensive income..................................... $ 20,733  $45,300 $(44,803)
                                                                        ========  ======= ========

   The amount of income tax allocated to each component of comprehensive income for the years ended December 31, 2001, 2000 and 1999 was as follows:

                                                  2001     2000      1999
                                                 -------  -------  --------
                                                   (dollars in thousands)
    Foreign Currency Translation Adjustment..... $14,682  $(2,301) $    621
    Investment Securities.......................  13,822   30,200   (29,869)
    Pension Liability Adjustment................     (86)      --        10

Note J--International Operations

   The following table provides selected financial data for the Company's international operations for the years ended December 31, 2001, 2000 and 1999:

                                              2001       2000        1999
                                           ---------- ----------  ----------
                                                 (dollars in thousands)
   International
      Average Assets...................... $2,039,686 $2,891,364  $3,413,003
      Average Loans.......................  1,026,360  1,467,923   1,702,188
      Average Deposits....................  1,653,678  2,080,728   2,481,802
      Operating Revenue...................    199,094    236,720     252,060
      Income Before Taxes.................     16,646      7,302       6,486
      Net Income (Loss)...................      3,805       (181)     (1,374)

   Average assets include short-term interest-bearing deposits with foreign branches of U.S. banks and large international banks. On average, these deposits were $834,973,000, $354,391,000 and $577,257,000 during 2001, 2000 and
1999, respectively.

   To measure international profitability, the Company maintains an internal transfer pricing system that makes certain income and expense allocations, including interest expense for the use of domestic funds. Interest rates used in determining charges on advances of funds are based on prevailing deposit rates. Overhead is allocated based on services rendered by administrative units to profit centers.

   As discussed in Note B, in 2001 the Company divested its South Pacific banking operations and closed all branches in the Asia Division, except for a representative office in Japan.

Note K--Contingent Liabilities

   The Company is a defendant in various legal proceedings and, in addition, there are various other contingent liabilities arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the disposition of these proceedings and contingent liabilities will have a material effect upon the Consolidated Financial Statements.

Note L--Employee Benefits

   A deferred-compensation profit sharing plan (Profit Sharing Plan) is provided for the benefit of all employees of the Company and its subsidiaries who have met the Profit Sharing Plan's eligibility requirements. Contributions to the Profit Sharing Plan are at the sole discretion of the Company's Board of Directors. Participants in the Profit Sharing Plan receive up to 50% of their annual allocation in cash. The remaining amounts are deferred and may be invested in various options including mutual funds, a collective trust, and common shares of the Company. The Company's contributions to the Profit Sharing Plan totaled $3,687,000 in 2001, $4,569,000 in 2000, $6,849,000 in 1999. The
Profit Sharing Plan provides for a company match of $1.25 for each $1.00 in 401(k) contributions made by qualified employees up to a maximum of 2% of the employee's compensation. For 2001, 2000 and 1999, matching contributions under this plan totaled $2,945,000, $3,169,000 and $3,176,000, respectively.

   The Company has a defined-contribution money purchase plan (Money Purchase
Plan) under which it contributes 4% of an employee's compensation for employees meeting certain eligibility and vesting requirements. The Money Purchase Plan has a one year eligibility requirement and a five year vesting period. For 2001, 2000 and 1999, the Company contributed $5,122,000, $5,553,000 and
$5,898,000, respectively, to the Money Purchase Plan.

   The Company also has an Excess Profit Sharing Plan and an Excess Money Purchase Plan, which cover certain employees for amounts exceeding the limits under those plans.

   In 1995, the Company froze its non-contributory, qualified defined-benefit retirement plan (Retirement Plan) and excess retirement plan (Excess Plan), which covered employees of the Company and participating subsidiaries who met certain eligibility requirements. The Company's funding policy is to contribute annually an amount that falls within the minimum and maximum range deductible for income tax purposes. Beginning December 31, 2000, the Retirement Plan no longer provides for compensation increases in the determination of benefits. Retirement Plan assets are managed by investment advisors in accordance with investment policies established by the plan trustees.

   Retirement Plan investments primarily consist of marketable securities including stocks, U.S. Government agency securities, a money market fund, mutual funds, and a collective investment fund. The assets of the Retirement Plan include securities of related parties (Pacific Capital Funds, a Pacific Century Trust collective investment fund, and a Pacific Century Trust money market fund). Pacific Century Trust is a division of Bank of Hawaii and either manages or advises the Pacific Capital Funds and the Pacific Century Trust collective investment fund and money market fund. The fair value of securities of related parties as of December 31, 2001 was $22,600,000.

   The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries. The unfunded Excess Plan recognizes the liability to participants for amounts exceeding the limits allowed under the Retirement Plan.

   For the Excess Plan, the accumulated benefit obligation exceeded the plan assets. Each of the projected benefit obligation, accumulated benefit obligation and accrued benefit liability were $5.2 million as of December 31, 2001 and $8.1 million as of December 31, 2000. Because the Excess Plan is unfunded, it has no plan assets.

   The Company's Postretirement Benefit Plans provide retirees with group life, dental and medical insurance coverage. The cost of providing postretirement benefits are "shared costs" where both the employer and former employees pay a portion of the premium. Most employees of the Company and its subsidiaries who have met the eligibility requirements are covered by this plan. Beginning in 1993, the Company recognizes the transition obligation over 20 years. The Company has no segregated assets to provide postretirement benefits.

   The following table sets forth the change in benefit obligation, change in fair value of plan assets, funded status, and net amount recognized in the Consolidated Statements of Condition for the aggregated pension plans (Retirement Plan and Excess Plan) and Postretirement Benefit Plans for the years ended December 31, 2001 and 2000.

                                                                Pension Benefits  Postretirement Benefits
                                                               -----------------  ----------------------
                                                                2001      2000       2001         2000
                                                               -------  --------   --------     --------
                                                                         (dollars in thousands)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year....................... $54,987  $ 84,771  $ 25,214     $ 24,105
Service Cost..................................................      --        --       868          932
Interest Cost.................................................   3,886     5,142     1,768        1,716
Amendments....................................................      --        --      (517)          --
Obligation Settled............................................  (3,483)  (35,070)       --           --
Obligation Curtailed..........................................      --        --      (768)          --
Actuarial (Gain) Loss.........................................     591     3,969       138         (597)
Employer Benefits Paid/1/.....................................  (1,529)   (3,825)   (1,009)        (942)
                                                               -------  --------   --------     --------
Benefit Obligation at End of Year............................. $54,452  $ 54,987  $ 25,694     $ 25,214
                                                               =======  ========   ========     ========
Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year................ $60,418  $ 96,849  $     --     $     --
Actual Return on Plan Assets..................................  (3,935)    2,966        --           --
Employer Contribution.........................................   4,358       481     1,009          942
Employer Benefits Paid........................................  (1,529)   (3,825)   (1,009)        (942)
Settlement Benefits Paid......................................  (3,925)       --        --           --
Annuity Purchased.............................................      --   (36,053)       --           --
                                                               -------  --------   --------     --------
Fair Value of Plan Assets at End of Year...................... $55,387  $ 60,418  $     --     $     --
                                                               =======  ========   ========     ========
Funded Status................................................. $   935  $  5,431  $(25,694)    $(25,214)
Unrecognized Net Actuarial Gain/(Loss)........................   7,277    (2,088)  (11,977)     (12,432)
Unrecognized Transition (Asset) Obligation....................      --        --     7,188        8,358
                                                               -------  --------   --------     --------
Net Amount Prepaid (Accrued).................................. $ 8,212  $  3,343  $(30,483)    $(29,288)
                                                               =======  ========   ========     ========
Amounts Recognized in the Consolidated Statements of Financial
  Condition Consist of:
   Prepaid Benefit Cost....................................... $12,152  $ 10,439  $     --     $     --
   Accrued Benefit Liability..................................  (5,159)   (8,066)  (30,483)     (29,288)
   Accumulated Other Comprehensive Income.....................   1,219       970        --           --
                                                               -------  --------   --------     --------
Net Amount Prepaid (Accrued).................................. $ 8,212  $  3,343  $(30,483)    $(29,288)
                                                               =======  ========   ========     ========

--------
/1/ Participants' contributions relative to the Postretirement Benefits Plan are offset against employer benefits paid in the above table. For the years ended December 31, 2001 and 2000, participants' contributions for postretirement benefits totaled $698,000 and $896,000, respectively. There were no participants' contributions in the pension plans.

   Components of net periodic benefit cost for the aggregated pension plans and the Postretirement Benefit Plans are presented in the following table for the years ended December 31, 2001, 2000 and 1999.

                                                Pension Benefits      Postretirement Benefits
                                           -------------------------  ----------------------
                                            2001     2000     1999     2001    2000    1999
                                           -------  -------  -------  ------  ------  ------
                                                         (dollars in thousands)
Components of Net Periodic (Benefit) Cost:
   Service Cost........................... $    --  $    --  $    --  $  868  $  932  $1,059
   Interest Cost..........................   3,886    5,142    6,305   1,768   1,716   1,709
   Expected Return on Plan Assets.........  (5,440)  (7,157)  (7,425)     --      --      --
   Amortization of Unrecognized Net
     Transition (Asset) Obligation........      --       --     (315)    653     696     696
   Recognized Net Actuarial (Gain)
     Loss.................................     143     (724)     125    (317)   (616)   (399)
                                           -------  -------  -------  ------  ------  ------
   Net Periodic (Benefit) Cost............ $(1,411) $(2,739) $(1,310) $2,972  $2,728  $3,065
                                           =======  =======  =======  ======  ======  ======

   Assumptions used for the aggregated pension plans and Postretirement Benefit Plans at December 31, 2001, 2000 and 1999 are as follows:

                                                Pension Benefits  Postretirement Benefits
                                                ----------------  ----------------------
                                                2001  2000  1999   2001      2000   1999
                                                ----  ----  ----  ----      ----   ----
Weighted Average Assumptions as of December 31:
   Discount Rate............................... 7.50% 7.50% 7.75% 7.50%     7.50%  7.75%
   Expected Return on Plan Assets.............. 9.00% 9.00% 9.00%   --        --     --
   Rate of Compensation Increase...............   --  5.00% 5.00%   --        --     --


   The medical cost trend rate for employees under the age of 65 was revised at December 31, 1998 to 8.0% for 1999 and leveling thereafter to 6.0%. The medical cost trend rate for employees over the age of 65 and the dental cost trend rate were both revised at December 31, 1998 to a flat rate of 6.0% per year. A one percent change in this assumption (with all other assumptions remaining constant) would impact the service and interest cost components of the net periodic postretirement benefit cost and the postretirement benefit obligation for 2001 as follows:

                                                                   One          One
                                                                 Percent      Percent
                                                                 Increase     Decrease
                                                                 --------     --------
                                                                 (dollars in thousands)
Effect on the total of service and interest cost components.....  $  242      $  (196)
Effect on postretirement benefit obligation.....................  $1,663      $(1,363)

Note M--Stock Compensation

   The Company Stock Option Plans (the Plans) are administered by the Compensation Committee of the Board of Directors. The Plans provide participants with the option to purchase shares of common stock at a specified exercise price and dates not less than one year after the date the option was granted and expiring ten years from the date of grant. The exercise price is the fair market value of the shares on the date the option was granted. The Plans also provide certain participants with stock options in tandem with stock appreciation rights (SAR). A SAR entitles an optionee, in lieu of exercising the stock option, to receive cash equal to the excess of the market value of the shares as of the exercise date over the option price. The expense for the SARs recognized in the Consolidated Statements of Income was zero in 2001 and 2000 and $370,000 in 1999.

   The Company has a Director Stock Option Plan that grants restricted common shares to directors and requires directors to retain shares exercised throughout the service period as a director. The plan automatically grants annually an option for 3,000 shares and a restricted stock grant for 200 shares to each director of the Company. The exercise price is based on the closing market price of the shares on the date that the option was granted.

   Each option expires on the tenth anniversary date of its grant and is generally not transferable. If an optionee ceases to serve as a director for any reason other than death, the option immediately terminates and any restricted shares that were previously acquired are subject to redemption at a price equal to the market value of the shares at the time of grant. As of December 31, 2001, 121,000 options were outstanding under this plan.

   The following information relates to options outstanding for all the Plans as of December 31, 2001:

                             Options Outstanding                  Options Exercisable
                --------------------------------------------- ----------------------------
                                             Weighted Average
                 Number of                      Remaining      Number of
   Range of       Shares    Weighted Average Contractual Life   Shares    Weighted Average
Exercise Prices Outstanding  Exercise Price     (in years)    Exercisable  Exercise Price
--------------- ----------- ---------------- ---------------- ----------- ----------------
 $10.87-$12.88      87,434       $12.86            3.0            87,434       $12.86
  13.56-16.01    3,636,458        13.77            7.8         2,161,792        13.90
  16.19-18.38    1,841,617        17.69            5.3         1,841,617        17.69
  18.80-21.16    1,833,304        19.84            7.8           599,304        21.00
  21.56-23.94      119,500        22.26            6.1           113,000        22.20
  24.50-26.81    1,015,414        25.52            7.1           533,664        25.91
                 ---------                                     ---------
    Total        8,533,727        17.43            7.1         5,336,811        17.37
                 =========                                     =========

   The following table presents the activity of Stock Option Plans for the years ended December 31, 2001, 2000 and 1999:

                                               2001                2000                1999
                                        ------------------- ------------------- -------------------
                                                   Weighted            Weighted            Weighted
                                                   Average             Average             Average
                                         Shares     Price    Shares     Price    Shares     Price
                                        ---------  -------- ---------  -------- ---------  --------
Outstanding at January 1............... 7,981,150   $16.66  5,079,388   $18.65  4,787,562   $17.99
Granted................................ 1,791,250    20.95  3,487,650    13.65  1,014,000    18.69
Exercised/1/...........................  (990,520)   17.00   (245,506)   12.81   (553,676)   12.44
Forfeited..............................  (102,825)   15.46    (74,300)   18.28   (115,000)   18.79
Expired................................  (145,328)   23.36   (266,082)   21.24    (53,498)   24.33
                                        ---------           ---------           ---------
Outstanding at December 31............. 8,533,727   $17.43  7,981,150   $16.66  5,079,388   $18.65
                                        =========           =========           =========
Options Exercisable at December 31..... 5,336,811           4,794,250           4,105,388
Shares Available for Future Grants..... 5,170,277           1,718,480             974,144

--------
/1/ The price per share of options exercised on an actual exercise price basis ranged between $12.88 and $26.06 for 2001, $10.87 and $26.06 for 2000, and
    $7.24 and $21.13 for 1999.

   The following table presents for the years ended December 31, 2001, 2000 and 1999 the pro forma disclosures of the impact that option grants would have had on net income and earnings per share had the grants been measured using the fair value of accounting prescribed by SFAS No. 123:

                                                    2001      2000      1999
                                                  --------  --------  --------
                                                  (dollars in thousands except
                                                   per share and option data)
Pro Forma Data/1/
-----------------
Net Income....................................... $113,498  $109,336  $130,749

Basic Earnings Per Share......................... $   1.44  $   1.37  $   1.63
Diluted Earnings Per Share....................... $   1.41  $   1.37  $   1.61

Weighted Average Fair Value of Options Granted
  During the Year................................ $   5.76  $   3.76  $   5.37

Assumptions......................................
   Average Risk Free Interest Rate...............     4.90%     5.81%     5.96%
   Average Expected Volatility...................    31.25%    29.36%    31.47%
   Expected Dividend Yield.......................     3.21%     3.28%     3.18%
   Expected Life.................................  6 years   6 years   5 years

--------
/1/ The Black-Scholes option pricing model was used to develop the fair values of the grants.

   During 2001 the Company granted restricted stock of 778,300 shares with a weighted average fair market value of $21.76 per share. The shares vest over periods from three to five years from issuance, although accelerated vesting is provided in certain instances. Shares are cancelled if an employee terminates prior to the vesting date. During 2001, 50,500 shares were cancelled.

   At the time of grant all shares were considered outstanding. The Company is recognizing compensation expense, measured as the quoted market price of the stock on the grant date, straight-line over the vesting period. The unearned compensation is shown as a separate component of stockholders' equity. Dividends are paid on the restricted stock.

   Total compensation expense recognized by the Company for restricted stock in 2001 was $2,743,000.

Note N--Income Taxes

   The significant components of the provision for income taxes for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                              2001     2000     1999
                                            --------  -------  -------
                                              (dollars in thousands)
         Current:
            Federal........................ $ 86,593  $22,495  $38,340
            State..........................   25,155    7,469   11,970
            Foreign........................   13,193   19,353   19,124
                                            --------  -------  -------
                                             124,941   49,317   69,434
                                            --------  -------  -------
         Deferred:
            Federal........................  (10,959)  16,864   19,386
            State..........................    3,889    3,390    2,817
            Foreign........................    4,293   (3,242)   1,092
                                            --------  -------  -------
                                              (2,777)  17,012   23,295
                                            --------  -------  -------
         Provision for Income Taxes........ $122,164  $66,329  $92,729
                                            ========  =======  =======

   The current income tax provision included taxes on gains and losses on the sale of securities of $13,242,000, $(580,000) and $5,776,000 for 2001, 2000 and
1999, respectively. Deferred income taxes reflected the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 and 2000 reclassified based on the tax returns as filed, were as follows:

                                                       2001        2000
                                                     --------    --------
                                                    (dollars in thousands)
      Deferred Tax Liabilities:
         Lease Transactions........................ $209,112    $208,181
         Deferred Investment Tax Credits...........       --       2,224
         Accelerated Depreciation..................   (2,799)        154
         Accrued Pension Cost......................    4,753       3,928
         Net Unrealized Gains on Investment
           Securities Available for Sale...........   15,120       1,492
         Other.....................................    3,816       4,881
                                                     --------    --------
      Total Deferred Tax Liabilities...............  230,002     220,860
                                                     --------    --------
      Deferred Tax Assets:
         Reserve for Loan and Lease Losses.........   57,075      87,226
         Net Operating Loss Carry Forwards.........       --       4,293
         Postretirement Benefits...................   12,682      12,076
         Other.....................................   22,766       1,208
         Foreign Tax Credit Carry Forwards.........    5,356       5,356
                                                     --------    --------
             Total Deferred Tax Assets.............   97,879     110,159
                                                     --------    --------
      Net Deferred Tax Liabilities................. $132,123    $110,701
                                                     ========    ========

   For financial statement purposes, the Company had deferred investment tax credits for property purchased for lease to customers of zero, $2,224,000, and $2,646,000 at December 31, 2001, 2000, and 1999, respectively. In 2001, 2000 and 1999, investment tax credits included in the computation of the provision for income taxes were $2,224,000, $422,000 and $331,000, respectively. The Company has foreign tax credit carry forwards of approximately $5,400,000 at December 31, 2001, which may be used to offset future federal income tax expense. The foreign tax credit carry forwards will expire at the end of 2005. Management expects to generate sufficient foreign source income to utilize the foreign tax credit carry forwards.

   The following is a reconciliation of the Federal statutory income tax rate to the effective consolidated income tax rate for the years ended December 31, 2001, 2000 and 1999:

                                                                           2001  2000  1999
                                                                           ----  ----  ----
Statutory Federal Income Tax Rate......................................... 35.0% 35.0% 35.0%
Increase (Decrease) in Tax Rate Resulting From:
   State Taxes, Net of Federal Income Tax and Foreign Tax Adjustments.....  8.1   3.9   4.4
   Tax-Exempt Interest Income............................................. (0.2) (0.3) (0.3)
   Intangibles, primarily Goodwill........................................ 13.6   2.0   1.6
   Low Income Housing and Investment Tax Credits.......................... (4.1) (5.6) (4.7)
   Other/1/............................................................... (1.5)  1.9   5.1
                                                                           ----  ----  ----
Effective Tax Rate........................................................ 50.9% 36.9% 41.1%
                                                                           ====  ====  ====

--------
/1/ For 1999, income taxes associated with the sale of a special purpose leasing subsidiary increased the effective tax rate by 3.5%.

   For financial statement purposes, no deferred income tax liability was recorded for tax bad debt reserves that arose in tax years beginning before December 31, 1987. Such tax bad debt reserves totaled approximately $18.2 million for which no provision for federal income taxes was provided. If these amounts are used for purposes other than to absorb bad debt losses, they will be subject to federal income taxes at the then applicable rates.

Note O--Derivative and Financial Instruments

   The Company is a party to derivative financial instruments in the normal course of its business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest and foreign exchange rates. These financial instruments include commitments to extend credit, standby letters of credit, foreign exchange contracts, interest rate swaps, mortgage banking loan commitments and interest rate options.

   As with any financial instrument, derivative instruments have inherent risks. Adverse changes in interest rate, foreign exchange rates, commodity prices and equity prices affect the Company's market risks. The market risks are balanced with the expected returns to enhance earnings performance and shareholder value, while limiting the volatility of each. The Company uses various processes to monitor the overall market risk exposure, including sensitivity analysis, value-at-risk valuations and other methodologies.

   The Company's exposure to derivative credit risk is defined as the possibility of sustaining a loss due to the failure of the counterparty to perform in accordance with the terms of the contract. Credit risks associated with derivative financial instruments are similar to those relating to traditional on-balance sheet financial instruments. The Company manages derivative credit risk with the same standards and procedures applied to its commercial lending activity.

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on an individual basis. The amount of collateral obtained is based on management's credit evaluation of the customer. The type of collateral varies, but may include cash, accounts receivable, inventory, and property, plant and equipment. The amount of commitments outstanding is disclosed in Note P.

   Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support borrowing agreements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds cash and deposits as collateral on those commitments for which collateral is deemed necessary. The amount of committed standby letters of credit is disclosed in Note P.

   The Company's primary market risks are foreign exchange and interest rate risk. While the Company utilizes foreign exchange contracts to offset risk related to an asset or liability that is accounted for at fair value in the financial statements it has not designated any foreign exchange contracts as fair value hedges under SFAS No. 133 for operational purposes. Management has also not used a significant amount of derivative instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities or on future cash flows of the Company and instead has tried to manage interest rate risk with other assets or liabilities.

   From time to time the Company has utilized interest rate-swaps in managing its exposure to interest rate risk. These financial instruments require the exchange of fixed and floating rate interest payments based on the notional amount of the contract for a specified period. In prior years, the Company used interest rate swap agreements to effectively convert portions of its floating rate loan portfolio to fixed rate. At December 31, 2001 and 2000, no swaps were in effect.

   Interest rate options, which primarily consist of caps and floors, are interest rate protection instruments that involve the obligation of the seller to pay the buyer an interest rate differential in exchange for a premium paid by the buyer. This differential represents the difference between current interest rates and an agreed upon rate applied to a notional amount. Exposure to loss on these options will increase or decrease over their respective lives as interest rates fluctuate. The Company may transact interest rate options on behalf of its customers. However, at December 31, 2001 and 2000, no interest rate options were in effect.

   As discussed in Note A, on January 1, 2001 the Company adopted SFAS No. 133, as amended, which requires all derivative instruments to be carried at fair value on the Consolidated Statements of Condition and established new hedge accounting principles. As of December 31, 2001, the Company did not designate any derivative instruments as fair value, cash flows or net investment in foreign operations hedges and all free standing and embedded derivatives required to be bifurcated have been recorded at fair value in the results of operations.

   The derivatives identified and recorded at fair value as of December 31, 2001 were as follows:

          The total notional value of foreign exchange contracts outstanding was $238.5 million and had a net fair value of $0.7 million.

          An embedded extended term option with a fixed interest rate on a commercial note for $40.0 million issued by the Company to a third party was bifurcated and the resulting fair value of the option was recorded as an addition to long term debt and a $1.3 million loss was recognized. The fair market value of the options was ($1.3 million).

          In the mortgage banking operations, the Company had a notional net loan sale commitment of $20.0 million with a fair market value of $(136,000). In addition, the Company had commitments to close mortgage loans at specific interest rates. The notional amount of these loan commitments was $145.5 million with a fair value of ($2.0 million).

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

   The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

      Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and short-term investments approximated the fair value of these assets.

      Investment Securities Held to Maturity, Investment Securities Available for Sale and Trading Securities: Fair values for investment securities were based on quoted market prices, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments.

      Loans: Fair values of loans were determined by discounting the expected future cash flows of pools of loans with similar characteristics. Loans were first segregated by type such as commercial, real estate, consumer, and foreign and were then further segmented into fixed and adjustable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

      Deposit Liabilities: Fair values of non-interest bearing and interest bearing demand deposits and savings deposits were equal to the amount payable on demand (e.g., their carrying amounts) because these products have no stated maturity. Fair values of time deposits were estimated using discounted cash flow analyses. The discount rates used were based on rates currently offered for deposits with similar remaining maturities.

      Short-Term Borrowings: The carrying amounts of securities sold under agreements to repurchase, funds purchased, commercial paper, and other short-term borrowings approximated their fair values.

      Long-Term Debt: Fair values of long-term debt were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowings.

      Derivative and Financial Instruments: Fair values of derivative instruments (e.g., commitments to extend credit, standby letters of credit, commercial letters of credit, foreign exchange and swap contracts, and interest rate swap agreements) were based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing, current settlement values or quoted market prices of comparable instruments.

   The following table presents the fair values of the Company's financial instruments at December 31, 2001 and 2000:

                                                           2001                      2000
                                                 ------------------------- -------------------------
                                                    Book or                   Book or
                                                 Notional Value Fair Value Notional Value Fair Value
                                                 -------------- ---------- -------------- ----------
                                                               (dollars in thousands)
Financial Instruments--Assets
   Loans/1/.....................................   $5,453,500   $5,601,100   $8,591,300   $8,968,100
   Investment Securities/2/.....................    2,482,700    2,541,400    3,177,100    3,183,700
   Other Financial Assets/3/....................    1,060,600    1,060,600      327,100      327,100
Financial Instruments--Liabilities
   Deposits.....................................    6,173,200    6,185,500    9,101,600    9,101,800
   Short-Term Borrowings/4/.....................    2,064,500    2,064,500    2,279,900    2,279,900
   Long-Term Debt/5/............................      572,600      592,700      997,200    1,048,000
Financial Instruments--Off-Balance Sheet
   Financial Instruments Whose Contract Amounts
     Represent Credit Risk:
       Commitments to Extend Credit.............    2,088,748        5,600    3,347,600        8,900
       Standby Letters of Credit................       75,300           35      290,700        1,500
       Commercial Letters of Credit.............       23,800           20      125,900          300
     Financial Instruments Whose Notional or
       Contract Amounts Exceed the Amount of
       Credit Risk:
       Foreign Exchange and Swap Contracts......      238,500        5,100    1,087,400       24,400

--------
/1/ Includes loans and loans held for sale, net of unearned income and allowance for loan losses, and excludes net leases.
/2/ Includes held to maturity, available for sale securities, and FRB and FHLB stock.
/3/ Includes interest-bearing deposits, funds sold and trading securities.
/4/ Includes securities sold under agreements to repurchase, funds purchased and short-term borrowings.
/5/ Excludes capitalized lease obligations.

Note Q--Business Segments

   Business segment results are determined based on the Company's internal financial management reporting process and organizational structure. This process uses various techniques to assign balance sheet and income statement amounts to business segments, including allocations of overhead, credit loss provision, and capital. This process is dynamic and requires certain allocations based on judgment and subjective factors. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution.

   The new organizational structure announced in April 2001 changed the lines of business that were used to analyze financial performance. Results for prior periods have been reclassified to facilitate comparability of the business segment results.

   Because business segment financial reports are prepared using accounting practices that differ from accounting principles generally accepted in the United States, certain amounts reflected therein do not agree with corresponding amounts in the Consolidated Financial Statements.

   The Company's business segments are as follows:

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

  Financial Services Group

   The Financial Services Group offers private banking, trust services, asset management, investments such as mutual funds and stocks, financial planning, and insurance. A significant portion of this segment's income is derived from fees, which are generally based on the market values of assets under management.

  Treasury and Other Corporate

   The primary component of this segment is the Treasury function, which consists of corporate asset and liability management activities including investment securities, federal funds purchased and sold, government deposits, short and long-term borrowings, and managing interest rate and foreign currency risks. Additionally, the net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with other minor unallocated amounts. Eliminations of intercompany transactions are also reflected in this segment.

  Divestitures and Corporate Restructuring Related Activities

   This information reflected the 2001 implementation of the Company's strategic plan to improve credit quality and to divest underperforming businesses. It includes the impact of the sales of the divested businesses and restructuring and other related costs of the Company. It also includes losses associated with the accelerated resolution of credit problems undertaken in the first quarter of 2001.

   The financial results for each of the Company's business segments for the years ended December 31, 2001, 2000, and 1999 were as follows:

                Business Segment Selected Financial Information

                                                                                                    Corporate
                                                                Financial Treasury                Restructuring
                                                                Services  and Other   Divestiture    Related    Consolidated
                                          Retail    Commercial    Group   Corporate   Businesses   Activities      Total
                                        ----------  ----------  --------- ----------  ----------- ------------- ------------
                                                                       (dollars in thousands)
Year Ended December 31, 2001
Net Interest Income.................... $  164,512  $  159,861  $  9,798  $   30,637  $   97,314    $ (2,444)   $   459,678
Provision for Loan and Lease Losses....     (8,902)    (28,748)       --          --          27     (36,716)       (74,339)
                                        ----------  ----------  --------  ----------  ----------    --------    -----------
Net Interest Income after Provision....    155,610     131,113     9,798      30,637      97,341     (39,160)       385,339
Gain on Sales of Banking Operations Net
 of Venture Investment Losses..........         --          --        --          --          --     173,426        173,426
Other Non-Interest Income..............     80,586      26,852    83,249      17,297      35,316      35,893        279,193
                                        ----------  ----------  --------  ----------  ----------    --------    -----------
                                           236,196     157,965    93,047      47,934     132,657     170,159        837,958
Restructuring & Other Related Costs....         --          --        --          --          --     104,794        104,794
Non-Interest Expense...................    185,661      93,129    79,103      17,025     118,287          --        493,205
                                        ----------  ----------  --------  ----------  ----------    --------    -----------
Net Income Before Income Taxes.........     50,535      64,836    13,944      30,909      14,370      65,365        239,959
Income Taxes...........................    (21,224)    (26,548)   (5,857)     (3,616)     (4,533)    (60,386)      (122,164)
                                        ----------  ----------  --------  ----------  ----------    --------    -----------
Net Income............................. $   29,311  $   38,288  $  8,087  $   27,293  $    9,837    $  4,979    $   117,795
                                        ==========  ==========  ========  ==========  ==========    ========    ===========
Total Assets at December 31, 2001...... $3,541,699  $2,851,629  $219,928  $3,429,998  $  584,543    $     --    $10,627,797
                                        ==========  ==========  ========  ==========  ==========    ========    ===========
Year Ended December 31, 2000
Net Interest Income.................... $  156,075  $  196,227  $  6,338  $   14,526  $  157,984    $     --    $   531,150
Provision for Loan and Lease Losses....     (8,182)    (88,541)     (153)         --     (45,977)         --       (142,853)
                                        ----------  ----------  --------  ----------  ----------    --------    -----------
Net Interest Income after Provision....    147,893     107,686     6,185      14,526     112,007          --        388,297
Other Non-Interest Income..............     87,377      31,714    85,790      30,790      49,241          --        284,912
                                        ----------  ----------  --------  ----------  ----------    --------    -----------
                                           235,270     139,400    91,975      45,316     161,248          --        673,209
Non-Interest Expense...................    164,841      90,450    68,191      28,352     141,385          --        493,219
                                        ----------  ----------  --------  ----------  ----------    --------    -----------
Net Income Before Income Taxes.........     70,429      48,950    23,784      16,964      19,863          --        179,990
Income Taxes...........................    (29,580)    (19,130)   (9,989)      1,580      (9,210)         --        (66,329)
                                        ----------  ----------  --------  ----------  ----------    --------    -----------
Net Income............................. $   40,849  $   29,820  $ 13,795  $   18,544  $   10,653    $     --    $   113,661
                                        ==========  ==========  ========  ==========  ==========    ========    ===========
Total Assets at December 31, 2000...... $3,171,529  $4,481,370  $161,746  $2,439,547  $3,759,624    $     --    $14,013,816
                                        ==========  ==========  ========  ==========  ==========    ========    ===========
Year Ended December 31, 1999
Net Interest Income.................... $  163,975  $  152,331  $  7,841  $   20,634  $  206,822    $     --    $   551,603
Provision for Loan and Lease Losses....    (10,423)    (12,650)       --          --     (37,842)         --        (60,915)
                                        ----------  ----------  --------  ----------  ----------    --------    -----------
Net Interest Income after Provision....    153,552     139,681     7,841      20,634     168,980          --        490,688
Other Non-Interest Income..............     83,711      37,454    79,525      23,803      61,022          --        285,515
                                        ----------  ----------  --------  ----------  ----------    --------    -----------
                                           237,263     177,135    87,366      44,437     230,002          --        776,203
Non-Interest Expense...................    172,622      80,061    73,902      56,210     167,722          --        550,517
                                        ----------  ----------  --------  ----------  ----------    --------    -----------
Net Income Before Income Taxes.........     64,641      97,074    13,464     (11,773)     62,280          --        225,686
Income Taxes...........................    (27,149)    (40,771)   (5,655)      7,004     (26,158)         --        (92,729)
                                        ----------  ----------  --------  ----------  ----------    --------    -----------
Net Income............................. $   37,492  $   56,303  $  7,809  $   (4,769) $   36,122    $     --    $   132,957
                                        ==========  ==========  ========  ==========  ==========    ========    ===========
Total Assets at December 31, 1999...... $3,010,398  $4,702,561  $162,733  $2,533,904  $4,030,719    $     --    $14,440,315
                                        ==========  ==========  ========  ==========  ==========    ========    ===========

Note R--Parent Company Financial Statements

   Condensed financial statements of Pacific Century Financial Corporation (Parent only) follow:

  Condensed Statement of Income

                                                                 Year Ended December 31
                                                              ----------------------------
                                                                2001      2000      1999
                                                              --------  --------  --------
                                                                 (dollars in thousands)
Dividends From
   Bank Subsidiaries......................................... $304,295  $ 83,946  $ 80,545
   Other Subsidiaries........................................    2,423     7,176     1,500
Interest Income
   From Subsidiaries.........................................    9,048    11,794     9,130
   From Others...............................................       --        --        35
Loss on Sale of Banking Operations...........................  (68,137)       --        --
Other Income.................................................      195       776     4,695
Securities Gains (Losses)....................................     (464)     (509)    7,009
                                                              --------  --------  --------
       Total Income..........................................  247,360   103,183   102,914
Interest Expense.............................................   17,672    21,506    18,845
Other Expense................................................   35,641     9,107    10,780
                                                              --------  --------  --------
       Total Expense.........................................   53,313    30,613    29,625
                                                              --------  --------  --------
Income Before Income Taxes and Equity in Undistributed Income
  of Subsidiaries............................................  194,047    72,570    73,289
Income Tax Benefits..........................................    9,614     5,032     1,192
                                                              --------  --------  --------
Income Before Equity in Undistributed Income of Subsidiaries.  203,661    77,602    74,481
Equity in Undistributed Income of Subsidiaries
   Bank Subsidiaries.........................................  (85,676)   40,038    53,460
   Other Subsidiaries........................................     (190)   (3,979)    5,016
                                                              --------  --------  --------
                                                               (85,866)   36,059    58,476
                                                              --------  --------  --------
Net Income................................................... $117,795  $113,661  $132,957
                                                              ========  ========  ========

  Condensed Statements of Condition

                                                             December 31
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
                                                        (dollars in thousands)
 Assets
    Cash with Bank of Hawaii........................... $      301  $      280
    Investment Securities Available for Sale...........         --          31
    Equity in Net Assets of Bank Subsidiaries..........  1,086,247   1,262,946
    Equity in Net Assets of Other Subsidiaries.........     54,430      54,843
    Interest-Bearing Deposits with Bank of Hawaii......    392,100     234,100
    Trading Securities.................................      3,759       3,845
    Other Assets.......................................     16,017     106,006
                                                        ----------  ----------
        Total Assets................................... $1,552,854  $1,662,051
                                                        ==========  ==========
 Liabilities and Shareholders' Equity
    Commercial Paper and Short-Term Borrowings......... $  104,127  $  154,664
    Long-Term Debt.....................................    194,379     193,093
    Other Liabilities..................................      7,336      12,938
    Shareholders' Equity...............................  1,247,012   1,301,356
                                                        ----------  ----------
        Total Liabilities and Shareholders' Equity..... $1,552,854  $1,662,051
                                                        ==========  ==========

  Condensed Statements of Cash Flows

                                                                       Year Ended December 31
                                                                   -----------------------------
                                                                     2001       2000      1999
                                                                   ---------  --------  --------
                                                                       (dollars in thousands)
Operating Activities
   Net Income..................................................... $ 117,795  $113,661  $132,957
   Adjustments to Reconcile Net Income to Net Cash Provided by
     Operating Activities
       Amortization Expense.......................................    90,321     7,960     7,890
       Realized Investment Securities (Gains) Losses..............    (7,364)      116    (6,635)
       Undistributed Income from Subsidiaries.....................    85,867   (36,059)  (56,226)
       Net Decrease (Increase) in Trading Securities..............        84      (439)   (1,097)
       Other Assets and Liabilities, Net..........................     5,640    (1,276)      362
                                                                   ---------  --------  --------
          Net Cash Provided by Operating Activities...............   292,343    83,963    77,251

Investing Activities
   Investment Securities Transactions, Net........................     7,114       104     6,721
   Loan Transactions, Net.........................................        --        --       782
   Return of Capital, Net of contribution to Subsidiaries.........   140,000        --    (9,015)
   Advances Made to Subsidiaries, Net.............................        --       266      (266)
                                                                   ---------  --------  --------
          Net Cash Provided (Used) by Investing Activities........   147,114       370    (1,778)

Financing Activities
   Net Proceeds (Payments) of Borrowings..........................   (49,251)   57,345   (29,992)
   Proceeds from Sale of Stock....................................    19,854     7,801    13,898
   Stock Repurchased..............................................  (195,472)  (16,992)  (21,849)
   Cash Dividends Paid............................................   (56,567)  (56,471)  (54,640)
                                                                   ---------  --------  --------
          Net Cash Used by Financing Activities...................  (281,436)   (8,317)  (92,583)
                                                                   ---------  --------  --------
Increase (Decrease) in Cash.......................................   158,021    76,016   (17,110)
Cash and Cash Equivalents at Beginning of Year....................   234,380   158,364   175,474
                                                                   ---------  --------  --------
Cash and Cash Equivalents at End of Year.......................... $ 392,401  $234,380  $158,364
                                                                   =========  ========  ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   PART III

   The following information required by the Instructions to Form 10-K is incorporated herein by reference (except as otherwise indicated below) from various pages of the Pacific Century Financial Corporation Proxy Statement for the annual meeting of shareholders to be held on April 26, 2002, as summarized below:

Item 10. Directors and Executive Officers of the Registrant

   Board of Directors on pages 5-6 Section 16(a) Beneficial Ownership Reporting Compliance on page 22.

   For information relative to executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

Item 11. Executive Compensation

   Executive Compensation on pages 17-21.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Beneficial Ownership on pages 7-8.

Item 13. Certain Relationships and Related Transactions

   Certain Transactions with Management and Others on page 22.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)  Financial Statements and Schedules

   The following Consolidated Financial Statements of Pacific Century Financial Corporation and subsidiaries are included in Item 8 of this report:

   Consolidated Statements of Income--Years ended December 31, 2001, 2000, and 1999

   Consolidated Statements of Condition--December 31, 2001 and 2000

   Consolidated Statements of Shareholders' Equity--Years ended December 31, 2001, 2000, and 1999

   Consolidated Statements of Cash Flows--Years ended December 31, 2001, 2000, and 1999

   Notes to Consolidated Financial Statements

   All other schedules to the Consolidated Financial Statements stipulated by
Article 9 of Regulation S-X and all other schedules to the financial statements of the registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                                 EXHIBIT INDEX

Exhibit
Number
------
  3.1   Certificate of Incorporation of Pacific Century Financial Corporation (incorporated herein by reference to
        Appendix C of Pacific Century Financial Corporation 1998 Proxy Statement dated March 10, 1998)
  3.2   By-Laws of Pacific Century Financial Corporation (incorporated herein by reference to Appendix D of
        Pacific Century Financial Corporation 1998 Proxy Statementdated March 10, 1998)
  4.1   Instruments Defining the Rights of Holders of Long-Term Debt (incorporated herein by reference to Exhibit
        4.1 of Form 10K for the fiscal year ended December 31, 2000)
 10.1   Pacific Century Financial Corporation, One-Year Incentive Plan Effective January 1, 1999 (incorporated herein by reference to Exhibit 10.1 of Form 10K for the fiscal year ended December 31, 1998)*
 10.2   Pacific Century Financial Corporation, Long-Term Incentive Compensation Plan Effective January 1, 1999
        (incorporated herein by reference to Exhibit 10.4 of Form 10K for the fiscal year ended December 31, 1998)*
 10.3   Pacific Century Financial Corporation, Sustained Profit Growth Plan Effective January 1, 1998 (incorporated herein by reference to Exhibit 10.3 of Form 10K for the fiscal year ended December 31, 1997)*
 10.4   Bancorp Hawaii, Inc., Sustained Profit Growth Plan Effective January 1, 1994 (incorporated herein by reference to Exhibit C of Bancorp Hawaii, Inc. 1994 Proxy Statement dated March 10, 1994)*
 10.5   Pacific Century Financial Corporation Stock Option Plan of 1988 (incorporated herein by reference to
        Exhibit 4(a) of Registration No. 33-23495)*
 10.6   Pacific Century Financial Corporation Stock Option Plan of 1988 Amendment 99-1 (incorporated herein by reference to Exhibit 10.11 of Form 10K for the fiscal year ended December 31, 1998)*
 10.7   Pacific Century Financial Corporation Stock Option Plan of 1994 (incorporated herein by reference to
        Exhibit 4(a) of Registration No. 33-54777)*
 10.8   Pacific Century Financial Corporation Stock Option Plan of 1994 Amendment 97-1 (incorporated herein by reference to Exhibit 10.13 of Form 10K for the fiscal year ended December 31, 1998)*
 10.9   Pacific Century Financial Corporation Stock Option Plan of 1994 Amendment 97-2 (incorporated herein by reference to Appendix A of Pacific Century Financial Corporation 1998 Proxy Statement dated
        March 10, 1998)*
 10.10  Pacific Century Financial Corporation Stock Option Plan of 1994 Amendment 99-1 (incorporated herein by reference to Exhibit 10.10 of Form 10K for the fiscal year ended December 31, 2000)*
 10.11  Pacific Century Financial Corporation Stock Option Plan of 1994 Amendment 99-2 (incorporated herein by reference to Exhibit 10.15 of Form 10K for the fiscal year ended December 31, 1998)*
 10.12  Pacific Century Financial Corporation Stock Option Plan of 1994 Amendment 2000-1 (incorporated herein by reference to Exhibit 10.12 of Form 10K for the fiscal year ended December 31, 2000)*
 10.13  Pacific Century Financial Corporation Stock Option Plan of 1994 Amendment 2000-2 (incorporated herein by reference to Exhibit 10.13 of Form 10K for the fiscal year ended December 31, 2000)*
 10.14  Pacific Century Financial Corporation Stock Option Plan of 1994 Amendment 2000-3 (incorporated herein by reference to Exhibit 10.14 of Form 10K for the fiscal year ended December 31, 2000)*
 10.15  Bancorp Hawaii, Inc. Key Executive Severance Plan dated April 27, 1983 (incorporated herein by reference to Exhibit 10.4 of Form 10K for the fiscal year ended December 31, 1995)*
 10.16  Executive Severance Agreement (incorporated herein by reference to Exhibit 19 (e) of Form 10K for fiscal year ended December 31, 1989) for L. M. Johnson *
 10.17  Amended Key Executive Change-in-Control Severance Agreement (incorporated herein by reference to
        Exhibit 10(e) of Form 10K for the fiscal year ended December 31, 1994--October 3, 1994 for R. J. Dahl)*

Exhibit
Number
------
 10.18  Key Executive Change-in-Control Severance Agreement (incorporated herein by reference to
        Exhibit 10(f) of Form 10K for the fiscal year ended December 31, 1994-October 3, 1994 for A.T.
        Kuioka)*
 10.19  Pacific Century Financial Corporation Stock Option Plan of 1994 Amendment 2001-1*
 10.20  Pacific Century Financial Corporation Stock Option Plan of 1994 Amendment 2001-2*
 10.21  Key Executive Change-in-Control Severance Agreement dated January 28, 2000 for K. K. Y. Pan
        (incorporated herein by reference to Exhibit 10.21 of Form 10K for the fiscal year ended
        December 31, 2000)*
 10.22  Key Executive Change-in-Control Severance Agreement dated January 26, 2001 for A. R. Landon
        (incorporated herein by reference to Exhibit 10.22 of Form 10K for the fiscal year ended
        December 31, 2000)*
 10.23  Key Executive Change-in-Control Severance Agreement dated January 26, 2001 for W. C. Nelson
        (incorporated herein by reference to Exhibit 10.23 of Form 10K for the fiscal year ended
        December 31, 2000)*
 10.24  Pacific Century Financial Corporation Directors' Deferred Compensation Plan (Restatement
        Effective 1/1/96) with Amendment No. 96-1; Trust Agreement (Effective 9/1/96) (incorporated by reference herein to Exhibit (4) of Registration No. 333-14929)
 10.25  Pacific Century Financial Corporation Directors Stock Compensation Program (incorporated herein by reference to Exhibit (4) of Registration No. 333-02835)
 10.26  Pacific Century Financial Corporation Directors Stock Compensation Program Amendment 97-1
        (incorporated herein by reference to Exhibit 10.26 of Form 10K for the fiscal year ended
        December 31, 2000)
 10.27  Separation Agreement between L. M. Johnson, former Chairman and CEO, and Pacific Century
        Financial Corporation dated September 22, 2000 (incorporated herein by reference to Exhibit
        10.27 of Form 10K for the fiscal year ended December 31, 2000)*
 10.28  Employment Agreement dated November 3, 2000 between M. E. O'Neill, Chairman and CEO, and Pacific Century Financial Corporation (incorporated herein by reference to Exhibit 10.28 of
        Form 10K for the fiscal year ended December 31, 2000)*
 10.29  Separation Agreement between D. Houle, former CFO, and Pacific Century Financial Corporation dated January 29, 2001*
 10.30  Separation Agreement between R. J. Dahl, President, and Pacific Century Financial Corporation
        dated December 18, 2001*
 10.31  Key Executive Change-in-Control Severance Agreement dated April 27, 2001 for N. C.
        Hocklander*
 10.32  Key Executive Change-in-Control Severance Agreement dated April 27, 2001 for W. J. Laskey*
 10.33  Key Executive Change-in-Control Severance Agreement dated December 14, 2001 for G. M.
        Mohen*
 10.34  Key Executive Change-in-Control Severance Agreement dated June 22, 2001 for D. W. Thomas*
 10.35  Key Executive Change-in-Control Severance Agreement dated January 25, 2002 for J. T. Kiefer*
 10.36  Key Executive Change-in-Control Severance Agreement dated January 25, 2002 for L. L.
        McCarney*
 10.37  Key Executive Change-in-Control Severance Agreement dated January 25, 2002 for S. E. Miller*
 10.38  Executive Change-in-Control Severance Agreement dated January 25, 2002 for R. C. Keene*
 12.1   Statement Regarding Computation of Ratios
 21.1   Subsidiaries of the Registrant
 23.1   Consent of Independent Auditors

--------
* Management contract or compensatory plan or arrangement

(b) Registrant filed one Form 8-K during the quarter ended December 31, 2001.

   . A Form 8K was filed on October 12, 2001 announcing Pacific Century Financial Corporation's sale of Papua New Guinea, Vanuatu and Fiji operations to ANZ.

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

        Interest Differential--Table 21 included in Item 7 of this report.

        Consolidated Average Balances, Income and Expense Summary, and Yields and Rates--Taxable Equivalent--Table 3 included in Item 7 of this report.

        Average Loans--Table 18 included in Item 7 of this report.

        Average Deposits--Table 20 included in Item 7 of this report.

Item II. Investment Portfolio

        Note C to the Consolidated Financial Statements included in Item 8 of this report.

        Maturity Distribution, Market Value and Weighted-Average Yield to Maturity of Securities--Table 22 included in Item 7 of this report.

Item III. Loan Portfolio

        Loan Portfolio Balances--Note D to the Consolidated Financial Statements included in Item 8 of this report.

        Maturities and Sensitivities of Loans to Changes in Interest Rates--Table 19 included in Item 7 of this report.

        Non-Performing Assets and Accruing Loans Past Due 90 Days or more--Table 10 included in Item 7 of this report.

        Foregone Interest on Non-Accruals--Table 11 included in Item 7 of this report.

        Geographic Distribution of Cross-Border International Assets--Table 9 included in Item 7 of this report.

Item IV.  Summary of Loan Loss Experience

        Allowance for Loan and Lease Losses--Note D to the Consolidated Financial Statements included in Item 8 of this report.

        Allocation of Loan and Lease Loss Allowance--Table 12 included in Item 7 of this report.

        Narrative discussion of "Allowance for Loan and Lease Losses" included in Item 7 of this report.

Item V. Deposits

        Consolidated Average Balances, Income and Expense and Yields and Rates--Taxable Equivalent--Table 3 included in Item 7 of this report.

        Note F to the Consolidated Financial Statements included in Item 8 of this report.

Item VI. Return on Equity and Assets

                                                    2001   2000   1999
                                                    -----  -----  -----
       Return on Average Assets....................  0.93%  0.81%  0.91%
       Return on Average Equity....................  8.76%  9.21% 10.99%
       Dividend Payout Ratio....................... 48.32% 49.68% 41.46%
       Average Equity to Average Assets Ratio...... 10.60%  8.78%  8.30%

Item VII. Short-Term Borrowings

        Note G to the Consolidated Financial Statements included in Item 8 of this report.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2002                       PACIFIC CENTURY FINANCIAL
                                          CORPORATION

                                          By:    /s/  MICHAEL E. O'NEILL
                                              -----------------------------
                                                   Michael E. O'Neill,
                                                Chairman of the Board and
                                                 Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date:

         /s/  MICHAEL E. O'NEILL               /s/  DONALD M. TAKAKI
    ----------------------------------   ----------------------------------
           Michael E. O'Neill,                   Donald M. Takaki,
                 Director                             Director

          /s/  PETER D. BALDWIN                 /s/  MARTIN A. STEIN
    ----------------------------------   ----------------------------------
            Peter D. Baldwin,                     Martin A. Stein,
                 Director                             Director

        /s/  MARY G. F. BITTERMAN            /s/  CLINTON R. CHURCHILL
    ----------------------------------   ----------------------------------
          Mary G. F. Bitterman,                Clinton R. Churchill,
                 Director                             Director

           /s/  RICHARD J. DAHL              /s/  STANLEY S. TAKAHASHI
    ----------------------------------   ----------------------------------
             Richard J. Dahl,                  Stanley S. Takahashi,
                 Director                             Director

           /s/  DAVID A. HEENAN                 /s/  ROBERT A. HURET
    ----------------------------------   ----------------------------------
             David A. Heenan,                     Robert A. Huret,
                 Director                             Director

           /s/  ALLAN R. LANDON                /s/  RICHARD C. KEENE
    ----------------------------------   ----------------------------------
             Allan R. Landon,                    Richard C. Keene,
         Chief Financial Officer              Chief Accounting Officer