Form 10-Q
period 2002-03-31
BANK OF HAWAII CORP
filed 2002-05-09
CIK 46195

                             U N I T E D S T A T E S

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended March 31, 2002
                                                        --------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________ to _________

                          Commission File Number 1-6887

                           BANK OF HAWAII CORPORATION

 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                              99-0148992
   ---------------------------        -----------------------------------------
      (State of incorporation)             (IRS Employer Identification No.)

            130 Merchant Street, Honolulu, Hawaii            96813
  ----------------------------------------------------    ------------
          (Address of principal executive offices)         (Zip Code)

                                 (808) 537-8430
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X      No
                                    ---        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value; outstanding at April 30, 2002 - 72,961,540 shares
-------------------------------------------------------------------------------

Index

                  Bank of Hawaii Corporation and Subsidiaries

Part I. - Financial Information

Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Income - Three months
                       ended March 31, 2002 and 2001 ...................................   3
                  Consolidated Statements of Condition - March 31, 2002,
                       December 31, 2001, and March 31, 2001 ...........................   4
                  Consolidated Statements of Shareholders' Equity - Three months
                       ended March 31, 2002 and 2001 ...................................   5

                  Consolidated Statements of Cash Flows - Three months ended
                       March 31, 2002 and 2001 .........................................   6

                  Notes to Consolidated Financial Statements ...........................   7

Item 2.           Management's Discussion and Analysis of Financial Condition
                       and Results of Operations .......................................  10

Item 3.           Quantitative and Qualitative Disclosure of Market Risk ...............  33

Part II. - Other Information

Item 4.           Submission of Matters to a Vote of Shareholders ......................  34

Item 6.           Exhibits and Reports on Form 8-K .....................................  34


Signatures

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three Months Ended
                                                                                                        March 31

(dollars in thousands except per share amounts)                                                   2002               2001
-----------------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest and Fees on Loan and Leases                                                       $   98,645         $    188,905
  Income on Investment Securities - Held to Maturity                                              5,198               10,017
  Income on Investment Securities - Available for Sale                                           27,140               39,842
  Deposits                                                                                        5,047                5,384
  Funds Sold and Security Resale Agreements                                                       1,003                1,097
  Other                                                                                           1,332                1,217
-----------------------------------------------------------------------------------------------------------------------------
    Total Interest Income                                                                       138,365              246,462
Interest Expense
  Deposits                                                                                       23,978               71,981
  Security Repurchase Agreements                                                                 10,293               24,630
  Funds Purchased                                                                                   231                6,123
  Short-Term Borrowings                                                                             649                3,230
  Long-Term Debt                                                                                  8,319               15,314
-----------------------------------------------------------------------------------------------------------------------------
    Total Interest Expense                                                                       43,470              121,278
-----------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                                              94,895              125,184
Provision for Loan and Lease Losses                                                               8,292               52,466
-----------------------------------------------------------------------------------------------------------------------------
    Net Interest Income After Provision for Loan and Lease Losses                                86,603               72,718
Non-Interest Income
  Trust and Asset Management                                                                     14,818               15,796
  Mortgage Banking                                                                                8,557                5,108
  Service Charges on Deposit Accounts                                                             8,410                9,939
  Fees, Exchange, and Other Service Charges                                                      12,078               23,466
  Gain on Sales of Banking Operations, Net of Venture Investment Losses                               -               72,114
  Investment Securities Gains                                                                         -               20,203
  Other                                                                                          10,151               13,836
----------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                                                    54,014              160,462
Non-Interest Expense
  Salaries                                                                                       39,950               49,982
  Pensions and Other Employee Benefits                                                            9,996               12,918
  Net Occupancy Expense                                                                           9,593               12,127
  Net Equipment Expense                                                                          10,121               13,382
  Goodwill Amortization                                                                               -                3,949
  Restructuring and Other Related Costs                                                           1,979               44,439
  Other                                                                                          20,773               35,523
----------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expense                                                                   92,412              172,320
----------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                                       48,205               60,860
Provision for Income Taxes                                                                       17,149               27,183
----------------------------------------------------------------------------------------------------------------------------
    Net Income                                                                               $   31,056          $    33,677
============================================================================================================================
Basic Earnings Per Share                                                                          $0.42                $0.42
Diluted Earnings Per Share                                                                        $0.41                $0.42
Dividends Declared Per Share                                                                      $0.18                $0.18

Basic Weighted Average Shares                                                                73,312,573           79,720,284

Diluted Weighted Average Shares                                                              75,199,181           81,124,713
============================================================================================================================

        See accompanying notes to the consolidated financial statements.

Bank of Hawaii  Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         March 31      December 31         March 31
(dollars in thousands)                                                                       2002             2001             2001
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-Bearing Deposits                                                             $ 1,347,611      $ 1,101,974       $  410,912
Investment Securities - Held to Maturity
     (Market Value of $354,187, $407,838 and $581,471, respectively)                      344,723          396,216          571,923
Investment Securities - Available for Sale                                              1,980,378        2,001,420        2,389,086
Securities Purchased Under Agreements to Resell                                                 -                -              377
Funds Sold                                                                                135,000          115,000           84,732
Loans Held for Sale                                                                        99,773          456,709          308,605
Loans                                                                                   5,601,333        5,652,518        8,424,404
    Allowance for Loan and Lease Losses                                                  (158,979)        (158,979)        (199,800)
------------------------------------------------------------------------------------------------------------------------------------
    Net Loans                                                                           5,442,354        5,493,539        8,224,604
------------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                                9,349,839        9,564,858       11,990,239
Cash and Non-Interest Bearing Deposits                                                    257,580          405,981          559,229
Premises and Equipment                                                                    192,291          196,171          251,746
Customers' Acceptance Liability                                                             1,007              593            7,225
Accrued Interest Receivable                                                                40,940           42,687           67,813
Foreclosed Real Estate                                                                     19,181           17,174           11,336
Mortgage Service Rights                                                                    30,501           27,291           16,656
Goodwill                                                                                   36,216           36,216          169,657
Other Assets                                                                              317,218          336,826          636,593
------------------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                     $ 10,244,773     $ 10,627,797     $ 13,710,494
====================================================================================================================================
Liabilities
Domestic Deposits
  Demand - Non-Interest Bearing                                                       $ 1,592,709      $ 1,548,322      $ 1,685,149
         - Interest Bearing                                                             1,937,023        1,926,018        2,042,129
  Savings                                                                               1,086,036          967,825          665,643
  Time                                                                                  1,807,015        1,927,778        2,948,232
Foreign Deposits
  Demand-Non-Interest Bearing                                                                   -                2          337,854
  Time Due to Banks                                                                        42,261          230,247          196,495
  Other Savings and Time                                                                   78,492           73,404          939,865
------------------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                      6,543,536        6,673,596        8,815,367
Securities Sold Under Agreements to Repurchase                                          1,544,718        1,643,444        1,703,982
Funds Purchased                                                                            43,485           55,800          297,613
Current Maturities of Long-Term Debt                                                       50,000          100,670          317,170
Short-Term Borrowings                                                                      35,619          134,222          278,442
Banker's Acceptances Outstanding                                                            1,007              593            7,225
Retirement Expense Payable                                                                 37,055           36,175           34,867
Accrued Interest Payable                                                                   27,983           29,762           64,769
Taxes Payable                                                                             146,360          138,366          164,212
Other Liabilities                                                                          84,871           98,422           88,999
Long-Term Debt                                                                            464,232          469,735          565,906
-----------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                                   8,978,866        9,380,785       12,338,552
Shareholders' Equity
Common Stock ($.01 par value), authorized 500,000,000 shares;
   issued / outstanding:  March 2002 - 81,346,027 / 73,409,966
   Dec. 2001 - 81,377,241 / 73,218,326; March 2001 - 80,558,704 / 79,863,450                  806              806              806
Capital Surplus                                                                           369,541          367,672          346,411
Accumulated Other Comprehensive Income                                                     20,389           22,761           20,982
Retained Earnings                                                                       1,065,706        1,055,424        1,015,867
Deferred Stock Grants                                                                     (4,933)          (7,637)              853
Treasury Stock, at Cost (Shares:  March 2002 - 7,936,061;
   December 2001 - 8,136,134; March 2001 - 695,254)                                      (185,602)        (192,014)         (12,977)
------------------------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                          1,265,907        1,247,012        1,371,942
------------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                       $ 10,244,773     $ 10,627,797     $ 13,710,494
====================================================================================================================================

        See accompanying notes to the consolidated financial statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                               Accum.
                                                                               Other
                                                                               Compre-                            Deferred   Compre-
                                                        Common       Capital   hensive      Retained     Stock    Treasury   hensive
(dollars in thousands)                         Total     Stock       Surplus   Income       Earnings    Grants       Stock    Income
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                $1,247,012  $  806     $ 367,672   $22,761   $ 1,055,424   $(7,637)  $(192,014)
Comprehensive Income
Net Income                                      31,056       -             -         -        31,056         -           -  $31,056
     Other Comprehensive Income,
     Net of Tax
         Investment Securities                  (1,913)      -             -    (1,913)            -         -           -   (1,913)
         Foreign Currency Translation
           Adjustment                             (459)      -             -      (459)            -         -           -     (459)
                                                                                                                            --------
     Total Comprehensive Income                                                                                             $28,684
                                                                                                                            ========
Common Stock Issued
      12,113 Profit Sharing Plan                   325       -            37         -             -         -         288
     884,893 Stock Option Plan                  18,237       -         2,455         -        (7,595)      746      22,631
      27,454 Dividend Reinvestment Plan            731       -            77         -            (2)        -         656
       (114) Directors' Restricted Shares and
             Deferred Compensation Plan            (16)      -            (1)        -             -         -         (15)

    (31,100) Employees' Restricted Shares        1,259       -          (699)        -             -     1,958
Treasury Stock Purchased 701,000 shares        (17,148)      -             -         -             -         -     (17,148)
Cash Dividends Paid                            (13,177)      -             -         -       (13,177)        -           -
---------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                   $1,265,907  $  806    $  369,541  $ 20,389    $1,065,706  $ (4,933)  $(185,602)
===========================================================================================================================
Balance at December 31, 2000                $1,301,356  $  806    $  346,045  $(25,079)   $  996,791  $      -   $ (17,207)
Comprehensive Income
     Net Income                                 33,677       -             -         -        33,677         -           -  $33,677
     Other Comprehensive Income, Net of Tax
      Investment Securities                     19,510       -             -    19,510             -         -           -   19,510
      Foreign Currency Translation
      Adjustment                                26,710       -             -    26,710             -         -           -   26,710
      Pension Liability Adjustments               (159)      -             -      (159)            -         -           -     (159)
                                                                                                                            --------
     Total Comprehensive Income                                                                                             $79,738
                                                                                                                            ========
Common Stock Issued
      18,317  Profit Sharing Plan                  370       -            92         -             -         -         278
     184,092  Stock Option Plan                  3,853       -           114         -          (238)      853       3,124
      34,904  Dividend Reinvestment Plan           700       -           163         -             -         -         537
              Directors' Restricted Shares and
         893  Dividend Reinvestment Plan
              Deferred Compensation Plan           288       -            (3)        -             -         -         291
Cash Dividends Paid                            (14,363)      -             -         -       (14,363)        -           -
---------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                    $1,371,942 $  806    $  346,411   $20,982    $1,015,867    $  853    $(12,977)
===========================================================================================================================

        See accompanying notes to the consolidated financial statements.

BANK OF HAWAII CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
Three Months ended March 31
(dollars in thousands)                                                                                2002                 2001
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net Income                                                                                $     31,056          $    33,677
     Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
        Provision for Loan and Lease Losses                                                           8,292               52,466
        Depreciation and Amortization                                                                 7,669               16,191
        Amortization of Deferred Loan Fees and Leasing Income                                        (8,702)              (9,747)
        Amortization and Accretion of Investment Securities                                           4,756                4,032
        Deferred Stock Grants                                                                         1,259                    -
        Deferred Income Taxes                                                                         2.478               24,683
        Investment Security (Gains) Losses                                                                -              (20,203)
        Proceeds from Sales of Loans Held for Sale                                                  663,514               93,282
        Originations of Loans Held for Sale                                                        (306,578)            (222,658)
        Gain on Sale of Banking Operations, Net of Venture Investment Losses                              -              (72,114)
        Net Change in Other Assets and Liabilities                                                   13,924             (279,522)
                                                                                        -----------------------------------------
        Net Cash Provided (Used) by Operating Activities                                            417,668             (379,913)
                                                                                        -----------------------------------------
Investing Activities
     Proceeds from Redemptions of Investment Securities Held to Maturity                             56,201               33,650
     Purchases of Investment Securities Held to Maturity                                            (10,710)             (17,362)
     Proceeds from Sales and Redemptions of Investment Securities Available for Sale                245,744              220,249
     Purchases of Investment Securities Available for Sale                                         (232,089)             (78,682)
     Net Decrease in Loans and Lease Financing                                                       51,595              511,688
     Proceeds from Sale of Banking Operations                                                             -              284,700
     Premises and Equipment, Net                                                                     (3,789)              (9,367)
                                                                                        -----------------------------------------
     Net Cash Provided by Investing Activities                                                      106,952              944,876
                                                                                        -----------------------------------------
Financing Activities
     Net Increase in Demand Deposits                                                                 55,392               10,824
     Net Increase in Savings Deposits                                                               118,211                  404
     Net Increase (Decrease) in Time Deposits                                                      (120,763)             112,149
     Net Decrease in Foreign Deposits                                                              (182,900)            (388,591)
     Proceeds from Lines of Credit and Long-Term Debt                                                     -                2,024
     Repayments of Long-Term Debt                                                                   (56,173)            (116,105)
     Net (Decrease) Increase  in Short-Term Borrowings                                             (209,644)                 142
     Proceeds from Issuance of Common Stock, Net of Common Stock Repurchased                          2,129                5,211
     Cash Dividends                                                                                 (13,177)             (14,363)
                                                                                        -----------------------------------------
     Net Cash Used by Financing Activities                                                        (406,925)             (388,305)
                                                                                        -----------------------------------------
Effect of Exchange Rate Changes on Cash                                                               (459)               26,710
                                                                                        -----------------------------------------
     Increase in Cash and Cash Equivalents                                                          117,236              203,368
Cash and Cash Equivalents at Beginning of Year                                                    1,622,955              851,882
                                                                                        -----------------------------------------
Cash and Cash Equivalents at End of Period                                                    $   1,740,191         $  1,055,250
                                                                                        =========================================

        See accompanying notes to the consolidated financial statements.

                           Bank of Hawaii Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1. Summary of Significant Accounting Policies

Name Change

On April 26, 2002 the Shareholders of Pacific Century Financial Corporation approved changing the company name. An amendment to the company's Certificate of Incorporation was filed in April, 2002 to change the name of the company to Bank of Hawaii Corporation.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Bank of Hawaii Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Certain prior period amounts have been reclassified to conform to current period classifications.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 2001 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The Company's principal subsidiary bank is Bank of Hawaii. The Company also owns First Savings and Loan Association of America (First Savings) in Guam.

Income Taxes

The provision for income taxes is computed by applying statutory federal, foreign, and state income tax rates to income before income taxes as reported in the Consolidated Statements of Income after adjusting for non-taxable items, principally from certain state tax adjustments, tax-exempt interest income and bank owned life insurance. The tax provision is also reduced by low-income housing and investment tax credits.

Note 2.       Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS 142). SFAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. During a transition period from July 1, 2001 through December 31, 2001, goodwill associated with business combinations completed prior to July 1, 2001 continued to be amortized through the income statement. Effective January 1, 2002, periodic goodwill amortization and expense recognition was discontinued and goodwill is assessed at least annually for impairment at the reporting unit level by applying a fair-value based test. SFAS 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized.

Under SFAS, 142 intangibles with indefinite lives will no longer be amortized to the income statement. The Company adopted SFAS 142 on January 1, 2002. An initial impairment assessment was completed and it was determined that a transition impairment charge was not required. Under SFAS 142 the elimination of goodwill amortization is expected to increase net income by approximately $7.6 million in 2002.

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS 144). SFAS 144 supercedes FASB Statement No.121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of (SFAS 121), and certain of the accounting and reporting provisions of APB Opinion No. 30. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying value of long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of by sale, the SFAS 121 model is also retained which requires an asset to be measured at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. SFAS 144 establishes criteria beyond that previously specified in SFAS 121 to determine when a long-lived asset is held for sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and is generally to be applied prospectively. The Company adopted SFAS 144 on January 1, 2002, no transition adjustment was deemed necessary.

Note 3.       Business Segments

The Company is a financial services organization that is aligned into the following segments: Retail Banking, Commercial Banking, Financial Services Group, and Treasury and Other Corporate. Divestiture Businesses and Corporate Restructuring Related Activities were segregated in 2001 due to their non-recurring nature.

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

The financial results for the three months ended March 31, 2002 and 2001 are presented on page 9 for each of the Company's principal segments. Segment information for 2001 has been reclassified to conform with 2002 presentation.

Business Segments Selected Financial Information
(dollars in thousands)

                                                                                                       CORPORATE
                                                                FINANCIAL    TREASURY                 RESTRUCTURING
                                                                SERVICES    AND OTHER   DIVESTITURE     RELATED        CONSOLIDATED
                                        RETAIL      COMMERCIAL    GROUP     CORPORATE   BUSINESSES     ACTIVITIES          TOTAL
                                        -------------------------------------------------------------------------------------------
Three Months Ended: March 31, 2002

Net Interest Income                  $    50,677  $    33,811   $  3,485  $     6,922    $   -         $    -          $     94,895

Provision for Loan and Lease
  Losses                                  (2,250)      (5,949)      (253)         160        -              -                (8,292)
                                     -----------  -----------   --------  -----------    -----         --------        ------------
Net Interest Income after
  Provision for Loan and
  Lease Losses                            48,427       27,862      3,232        7,082        -              -                86,603
Non-Interest Income                       23,896        5,933     21,302        2,883        -              -                54,014

Non-Interest Expense                      47,356       21,491     19,220        2,366        -              -                90,433

Restructuring & Other  Related
  Costs                                        -            -          -            -        -            1,979               1,979
                                     -----------  -----------   --------  -----------    -----         --------        ------------
Income Before Income Taxes                24,967       12,304      5,314        7,599        -           (1,979)             48,205


Provision for Income Taxes                (9,487)      (4,625)    (2,020)      (1,721)       -              704             (17,149)


                                     -----------  -----------   --------  -----------    -----         --------        ------------
Net Income                           $    15,480  $     7,679   $  3,294  $     5,878    $   -         $ (1,275)       $     31,056
                                     ==============================================================================================

Total Assets (End of Period)         $ 3,293,464  $ 2,787,867   $246,876  $ 3,916,566    $   -         $      -        $ 10,244,773

Total Assets (Average)               $ 3,457,250  $ 2,595,040   $251,734  $ 4,110,772    $   -         $      -        $ 10,414,796



                                                                                                       CORPORATE
                                                                FINANCIAL    TREASURY                 RESTRUCTURING
                                                                SERVICES    AND OTHER   DIVESTITURE     RELATED        CONSOLIDATED
                                        RETAIL      COMMERCIAL    GROUP     CORPORATE   BUSINESSES     ACTIVITIES          TOTAL
                                        -------------------------------------------------------------------------------------------

Three Months Ended: March 31, 2001

Net Interest Income                  $   46,891     $  40,897   $  2,533    $   1,832  $   35,475      $   (2,444)     $    125,184

Provision for Loan and Lease             (3,109)      (8,941)         -            -      (3,700)          (36,716)         (52,466)
  Losses
                                     -----------   ----------   --------   ----------  ----------      ----------      ------------
Net Interest Income after
  Provision for Loan and
  Lease Losses                           43,782        31,956      2,533        1,832      31,775         (39,160)           72,718
Gain on Sale of Banking
  Operations, Net of
  Venture Investment Losses                   -             -          -            -           -          72,114            72,114
Non-Interest Income                      21,860         6,729     20,908        5,111      12,801          20,939            88,348

Non-Interest Expense                     45,662        23,200     19,638        1,356      38,025               -           127,881


Restructuring & Other Related
  Costs                                       -             -          -            -           -          44,439            44,439
                                     -----------   ----------   --------   ----------  ----------      ----------      ------------
Income Before Income Taxes               19,980        15,485      3,803        5,587       6,551           9,454            60,860

Provision for  Income
  Taxes                                  (8,018)       (6,827)    (1,533)      (3,598)       (595)         (6,612)          (27,183)
                                     -----------   ----------   --------   ----------  ----------      ----------      ------------
Net Income                           $   11,962    $    8,658   $  2,270   $    1,989  $    5,956      $    2,842        $   33,677
                                     ==============================================================================================

Total Assets (End of Period)         $3,836,844    $3,800,250   $230,965   $2,526,790  $3,315,645      $        -       $13,710,494

Total Assets (Average)               $3,416,872    $3,684,491   $202,417   $2,625,613  $3,916,449      $        -       $13,845,842


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements regarding the Company's beliefs, estimates, projections and assumptions, which are provided to assist in the understanding of certain aspects of the Company's anticipated future financial performance. We believe the assumptions underlying our forward-looking statements are reasonable. However, any of the assumptions could prove to be inaccurate and actual results may differ materially from those projected for a variety of reasons including, but not limited to: the Hawaii economy may not recover at the pace we anticipate; our refocused emphasis on our Hawaii market may not achieve the customer and revenue gains we anticipate; our credit markets may deteriorate and our credit quality may fall short of our goals; we may not achieve expected expense reductions; we may not be able to maintain our net interest margin; we may not be able to implement our proposed equity repurchases in the amount or at the times planned; the economics or timing, or both, resulting from our current evaluation of data processing alternatives may not result in benefits sufficiently in excess of costs; the required level of reserves for loan and lease losses may increase or decrease due to changes in our credit quality or risk profile; customer acceptance of our business as restructured may be less than expected; there may be economic volatility in the markets we serve; and there may be changes in business and economic conditions, competition, fiscal and monetary policies or legislation. Except where specified, we do not undertake any obligation to update any forward-looking statements to reflect later events or circumstances.

PERFORMANCE HIGHLIGHTS

The Company reported earnings for the three months ended March 31, 2002 of $31.1 million, down 7.8% from $33.7 million for the three months ended March 31, 2001. Diluted earnings per share were $0.41 for the first quarter of 2002 compared to $0.42 in the first quarter of 2001. Prior year earnings included gains of $75.4 million from the sale of the Company's credit card portfolio and $20.9 million related to the sale of ownership in Star System, Inc.

Net interest income for the first quarter of 2002 on a fully taxable equivalent basis was $94.9 million, down $30.4 million from $125.3 million the same quarter last year and down $11.3 million from the previous quarter. The decrease was primarily due to divestitures relating to the strategic plan, the wind down of the Asia business and the managed reduction of loans to improve the Company's credit profile. The decline from the prior year quarter was primarily due to loan reductions and asset sales, as well as lower returns earned on the increased liquidity of the Company. The Company's net interest margin for the first quarter of 2002 of 3.93% was unchanged from the fourth quarter of 2001 and was down from 3.96% in the first quarter last year.

The provision for loan and lease losses was $8.3 million for the first quarter 2002, down 84.2% from $52.5 million in the first quarter last year. The decrease reflects improvements in the Company's asset quality and improvement in the coverage ratio of the allowance for loan and lease losses. The provision equaled net charge-offs for the quarter.

Non-performing assets were $90.7 million at March 31, 2002. Compared to December 31, 2001, non-performing assets increased $11.0 million. Compared to March 31, 2001, however, non-performing assets were down $28.8 million or 24.1%.

In the first quarter of 2002, return on average assets (ROAA) and return on average equity (ROAE) were 1.21% and 9.97%, respectively, compared to 0.99% and 10.42% in the same 2001 quarter.

Total assets at March 31, 2002 were $10.2 billion, down from $10.6 billion at December 31, 2001 and $13.7 billion at March 31, 2001. The most significant reductions were in commercial loans and foreign loans resulting from the divestitures.


Highlights  (Unaudited)                                                                                                      Table 1
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands except per share amounts)
                                                                                                     Quarter Ended

Earnings Highlights and Performance Ratios                                      March 31, 2002               March 31, 2001
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                      $    31,056                 $     33,677
Basic Earnings Per Share                                                               0.42                         0.42
Diluted Earnings Per Share                                                             0.41                         0.42
Cash Dividends                                                                       13,177                       14,363
Return on Average Assets                                                               1.21%                        0.99%
Return on Average Equity                                                               9.97%                       10.42%
Net Interest Margin                                                                    3.93%                        3.96%
Efficiency Ratio                                                                      62.06%                       60.33%



------------------------------------------------------------------------------------------------------------------------------------

Statement of Condition Highlights and Performance Ratios                        March 31, 2002               March 31, 2001
------------------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                    $10,244,773                 $ 13,710,494
Net Loans                                                                         5,442,354                    8,224,604
Total Deposits                                                                    6,543,536                    8,815,367
Total Shareholders' Equity                                                        1,265,907                    1,371,942

Book Value Per Common Share                                                          $17.24                       $17.18
Allowance for Loan and Lease Losses / Loans Outstanding                                2.84%                        2.37%
Average Equity / Average Assets                                                       12.13%                        9.47%
Employees (FTE)                                                                       3,082                        4,249
Branches and offices                                                                    104                          171

Market Price Per Share of Common Stock for the Quarter Ended
                                                                  Closing            $26.06                       $19.00
                                                                  High               $27.79                       $20.99
                                                                  Low                $23.79                       $16.88

------------------------------------------------------------------------------------------------------------------------------------


Allowance for Loan and Lease Losses                                             $    158,979                $    199,800
Loans Excluding Allowance                                                          5,601,333                   8,424,404


STATEMENT OF INCOME ANALYSIS


Net Interest Income

Average assets and liabilities declined 24.8% and 27.0%, respectively, in the first quarter of 2002 from the same quarter last year. The declines were due to the divested businesses. Taxable-equivalent net interest income was $94.9 million for the first quarter of 2002, down $30.4 million, or 24.3% from the comparable period in 2001. The Company's net interest margin was 3.93% in the quarter ended March 31, 2002, a decrease of 3 basis points from the comparable period a year ago. The declines were primarily due to the sale of the credit card portfolio, divestitures pertaining to the strategic plan, and the managed reduction of loans to improve the Company's credit profile. Also contributing to the decline was the general declining interest rate environment. Since the end of the first quarter of 2001, as a result of actions of the Federal Reserve, the average prime interest rate has been reduced by 389 basis points. The Company is slightly asset sensitive and expects to benefit when short term interest rates begin to increase. The net interest margin is expected to remain near the current level for the remainder of the year. Presented in Table 2 are average balances, yields earned, and rates paid for the three months ended March 31, 2002, March 31, 2001 and December 31, 2001. The results for the full year 2001 are also presented.


Consolidated Average Balances and Interest Rates Taxable Equivalent (Unaudited)                                         Table 2
--------------------------------------------------------------------------------------------------------------------------------
                            Three Months Ended      Three Months Ended (1)     Three Months Ended        Twelve Months Ended
                              March 31, 2002            March 31, 2001          December 31, 2001         December 31, 2001
                           Average  Income/ Yield/ Average  Income/  Yield/  Average Income/  Yield/     Average  Income/  Yield/
(dollars in millions)      Balance  Expense  Rate  Balance  Expense    Rate  Balance Expense    Rate     Balance  Expense  Rate
------------------------ ---------- ------- ------ -------- -------- ------- ------- -------- ------- ----------- -------- -----
Earning Assets

  Interest Bearing
Deposits                  $1,154.7    $5.1  1.77%   $332.3     $5.4   6.57%  $1,236.2   $7.9   2.52%      $733.4    $27.6  3.76%

  Funds Sold                 237.3     1.0   1.69     80.5      1.1    5.53     150.5    0.8    2.09       136.7      5.1  3.63
  Investment Portfolio

    -  Held-To-Maturity      368.5     5.3   5.72    580.4     10.1    7.05     431.5    6.5    5.99       525.6     33.7  6.42
    -  Available for
       Sale                1,939.3    27.1   5.60  2,479.9     39.8    6.52   2,037.5   29.3    5.75     2,242.3    137.3  6.12

  Loans Held For Sale        340.9     5.7   6.75    201.7      3.6    7.24     304.9    5.1    6.63       312.7     21.4  6.85
  Net Loans

    -  Domestic            5,569.0    92.9   6.72  7,783.9    163.5    8.52   5,752.6  104.0    7.20     6,693.2    525.5  7.85

    -  Foreign                14.3       -      -  1,277.8     21.8    6.93     777.0   14.6    7.48     1,026.4     72.5  7.07
                         -------------------------------------------------------------------------------------------------------
  Total Loans              5,583.3    92.9   6.71  9,061.7    185.3    8.29   6,529.6  118.6    7.23     7,719.6    598.0  7.75


Other                         88.4     1.3   6.12     76.0      1.2    6.50      86.3    1.4    6.42        79.6      5.4  6.72
                         -------------------------------------------------------------------------------------------------------

    Total Earning
    Assets                 9,712.4   138.4   5.74 12,812.5    246.5     7.80 10,776.5  169.6    6.27    11,749.9    828.5  7.05

Cash and Due From Banks      301.9                   438.2                      354.9                       376.6

Other Assets                 400.5                   595.1                      480.7                       554.5
                         ----------                --------                   -------                 -----------

    Total Assets         $10,414.8               $13,845.8                  $11,612.1                   $12,681.0
                         ==========              ==========                 =========                 ===========

Interest Bearing
Liabilities

  Domestic Deposits

     - Demand              1,935.0     4.3   0.92  2,008.2     11.7    2.36   1,774.7    5.1    1.15     1,894.5     34.4  1.82

     - Savings             1,037.0     3.9   1.52    665.7      3.4    2.04     958.3    4.6    1.89       780.3     16.2  2.08

     - Time                1,909.4    14.8   3.13  2,902.7     43.1    6.03   2,048.2   19.7    3.81     2,506.7    129.6  5.17
                         -------------------------------------------------------------------------------------------------------

     Total Domestic
     Deposits              4,881.4    23.0   1.91  5,576.6     58.2    4.23   4,781.2   29.4    2.44     5,181.5    180.2  3.48

 Foreign Deposits
     - Time Due to
       Banks                  80.2     0.6   3.10    489.4      6.6    5.51     365.5    2.1    2.26       351.2     14.5  4.13
     - Other Time and
Savings                      104.0     0.4   1.37    801.0      7.2    3.65     445.9    3.7    3.31       648.2     22.6  3.49
                         -------------------------------------------------------------------------------------------------------

     Total Foreign
     Deposits                184.2     1.0   2.12  1,290.4     13.8    4.35     811.4    5.8    2.84       999.4     37.1  3.71
                         -------------------------------------------------------------------------------------------------------

     Total Interest
     Bearing Deposits      5,065.6    24.0   1.92  6,867.0     72.0    4.25   5,592.6   35.2    2.49     6,180.9    217.3  3.52

  Short-Term Borrowings    1,738.7    11.2   2.61  2,364.8     34.0    5.83   1,942.4   16.6    3.40     2,105.6     97.4  4.63

  Long-Term Debt             538.2     8.3   6.27    916.0     15.2    6.78     678.9   11.6    6.79       800.5     53.9  6.73
                         -------------------------------------------------------------------------------------------------------

    Total Interest
    Bearing Liabilities    7,342.5    43.5   2.40  10,147.8   121.2    4.85   8,213.9   63.4    3.06     9,087.0    368.6  4.06
                         -------------------------------------------------------------------------------------------------------

     Net Interest
     Income                           94.9                    125.3                    106.2                        459.9

     Interest
     Rate Spread                             3.34%                     2.95%                    3.21%                      2.99%

     Net Interest Margin                     3.93%                     3.96%                    3.93%                      3.91%

Non-Interest Bearing
Demand Deposits

     - Demand              1,506.9                 1,636.8                    1,397.8                     1,527.1

     - Foreign                   -                   377.5                      328.0                       346.0
                         ----------                --------                  -------                  -----------

    Total Demand
    Deposits               1,506.9                 2,014.3                    1,725.8                     1,873.1

Other Liabilities            301.9                   372.4                      390.3                       376.8

Shareholders' Equity       1,263.5                 1,311.3                    1,282.1                     1,344.1
                         ----------                --------                  -------                  -----------

    Total Liabilities
    and Shareholders'
    Equity               $10,414.8               $13,845.8                  $11,612.1                   $12,681.0
                         ==========               =========                 =========                  ===========

Provision for Loan and
Lease Losses                           8.2                     52.5                     14.5                         74.3

Net Overhead                          38.4                     11.8                     61.4                        145.5
                                    -------                 --------                 --------                     --------

Income Before Income
Taxes                                 48.3                     61.0                     30.3                        240.1

Provision for Income
Taxes                                 17.1                     27.2                      3.9                        122.2

Tax-Equivalent
Adjustment                             0.1                      0.1                      0.1                          0.2
                                    -------                 --------                 --------                     --------

Net Income                           $31.1                    $33.7                    $26.3                       $117.7
                                    =======                 ========                 ========                     ========

(1) Adjusted to reflect the reclassification of interchange fees, mortgage banking income and other interest income.

Provision for Loan Losses

The provision for loan losses was $8.3 million for the three months ended March 31, 2002, compared to $52.5 million for the respective period in 2001. The first quarter 2001 included a special provision of $36.7 million to cover exposure relating to the syndicated loan portfolio, most of which were sold in the secondary market. Contributing to the lower provision was the improvement in the quality of the loan portfolio. The provision matched net charge-offs for the quarter. For further information on credit quality, refer to the section on "Corporate Risk Profile - Credit Risk - Allowance for Loan Losses" in this report.

Non-Interest Income

Non-interest income was $54.0 million for the three months ended March 31, 2002, compared to $160.5 million for the comparable period in 2001. Prior year included gains on the sale of the credit card portfolio of $75.4 million and gain on sale of an interest in Star Systems, Inc. of $20.9 million. After excluding 2001 non-recurring gains and divested businesses, non-interest income from continuing businesses was $54.6 million in the first quarter of 2001.

Trust and asset management income declined to $14.8 million in the first quarter of 2002, from $15.8 million in the first quarter of 2001. The decrease was primarily attributable to reduced fees resulting from declines in asset values of assets under administration.

Mortgage banking income was $8.6 million in the first quarter of 2002, an increase of 67.5% from $5.1 million in the first quarter of 2001. The increase in 2002 was mainly due to recovery in values of the held for sale portfolio that was temporarily unhedged at December 31, 2001. Origination volume increased from first quarter 2001. The mortgage business is not expected to produce the same level of earnings in the second quarter.

Service charges on deposit accounts declined by 15.4% to $8.4 million in the first quarter of 2002. The decline was primarily attributable to the divested businesses and repricing strategies in Hawaii.

Fees, exchanges, and other service charges were $12.1 million for the three months ended March 31, 2002 compared to $23.5 million for the same prior year period. The decrease was mainly due to the divested businesses and decreases in commercial loan fees.

Gain on sales of banking operations, net of venture investment losses included the gain on sale of the credit card portfolio of $75.4 million net of an equity investment write down of $3.3 million in the first quarter of 2001. There were no comparable transactions in 2002.

Sales of investment securities included a $20.9 million gain on the sale of the Company's ownership interest in the Star System, Inc. during the three months ended March 31, 2001.

Other operating income was $10.2 million for the first quarter of 2002, down $3.7 million from the first quarter in 2001. The divested businesses are the primary contributing factor for the decrease.

There was also a decrease in leasing partnership income and gains on disposal of leased equipment. These decreases were partially offset by increases in annuity income and commission and brokerage income.

Non-Interest Expense

Non-interest expense for the March 2002 quarter, excluding restructuring and related costs of $2.0 million, was $90.4 million, down 29.3 % from $127.9 million, excluding restructuring and related costs of $44.4 million, in the comparable quarter of 2001. See below for further discussion of restructuring and related costs.

Salaries and pension and other employee benefits expense totaled $49.9 million in the first quarter of 2002, compared to $62.9 million for the corresponding period of 2001. The decreased expenses were primarily attributable to the divested businesses, partially offset by increases in incentive awards and amortization of restricted stock grants.

Net occupancy and equipment expense in the March 2002 quarter was $19.7 million, a decrease of 22.7% from $25.5 million for the same period in 2001. The decrease is mainly due to the divested businesses and a decrease in depreciation expense from the continuing businesses.

Other operating expense decreased to $20.8 million in the first quarter of 2002 from $35.5 million for the same quarter in 2001. The decrease was primarily due to the divested businesses.

The run rate for non-interest expense is approaching a sustainable run-rate for the rest of the year. However, that rate could be higher or lower by as much as $2.0 million per quarter.

Restructuring

In April 2001, the Company announced a strategic plan designed to maximize shareholder value by strengthening its Hawaii and West Pacific operations and divesting most other holdings. The Company had substantially completed its divesting activities by the end of 2001, however some activity was concluded in the first quarter of 2002 and resulted in $2.0 million of restructuring costs.

The first quarter expense of $2.0 million includes $3.1 million of employee severance costs, adjustments of $1.3 million in previous estimates of foreign currency translation gains and $0.2 million of other costs.

  Activity in the Restructuring Accrual
   (in thousands)

     Balance at December 31, 2001                       $ 11.8
     Restructuring Charges                                 1.4
     Payments                                            (10.0)
     Reversals                                               -
                                                      --------
     Balance at March 31, 2002                          $  3.2
                                                        ======

The $3.2 million is comprised of $2.2 million in severance for 20 employees primarily in Hawaii and $1.0 million for other costs associated with the divesting businesses.

Income Tax Provision

The 35.6% effective tax rate for the first quarter of 2002 decreased from the first quarter of 2001 as the effective tax rate in the prior year reflected the impact from the divestitures and foreign taxes.

Continuing Businesses

Continuing businesses excludes the divested businesses (Pacific Century Bank N.A., Asia Division, South Pacific Division and the credit card business) and restructuring and non-core transactions. Table 3 presents continuing businesses for March 31, 2002 and 2001.

The continuing businesses benefited from an increase of $4.6 million in revenue, partially offset by a $4.0 million increase in expense and $3.8 million less provision for loan and lease losses compared to the same quarter last year. The result was net income of $32.3 million compared to $28.3 million on a comparable basis with the first quarter of 2001.

Continuing Businesses                                                                                            Table 3
-------------------------------------------------------------------------------------------------------------------------

                                                                     Three Months Ended           Three Months Ended
(dollars in thousands)                                                 March 31, 2002               March 31, 2001
                                                             ------------------------------------------------------------

Net Interest Income
Provision for Loan and Lease Losses                                           $    94,895                   $    92,153
                                                                                   (8,292)                      (12,050)
                                                                              -----------                   -----------
Net Interest Income after Provision for Loan and Lease
  Losses                                                                           86,603                        80,103
Non-Interest Income                                                                54,014                        54,608

Non-Interest Expense (1)                                                           90,433                        86,420
                                                                              -----------                   -----------
Income Before Income Taxes                                                         50,184                        48,291
Provision for Income Taxes                                                        (17,853)                      (19,976)
                                                             -----------------------------------------------------------

Net Income (1)                                                                $    32,331                   $    28,315
                                                             -----------------------------------------------------------

Total Assets (End of Period)                                                  $10,244,773                   $10,395,030
Total Assets (Average)                                                         10,414,796                     9,929,393

Diluted Earnings Per Share                                                          $0.43                         $0.35
Return on Average Equity (1)                                                        10.37%                         8.76%
Efficiency Ratio (1)                                                                60.73%                        58.88%

(1) Adjusted to exclude goodwill amortization expense for 2001


BALANCE SHEET ANALYSIS

Loans

As of March 31 2002, loans outstanding, excluding loans held for sale, declined to $5.6 billion, from $5.7 billion at year-end 2001 and $8.4 billion at March 31, 2001. The decrease from the same date of the prior year is mainly due to the divested businesses and strategic risk reductions in the portfolio.

Table 4 presents the composition of the loan portfolio by major loan categories as of March 31, 2002, December 31, 2001 and March 31, 2001.

Loan Portfolio Balances (Unaudited)                                                                                    Table 4
-------------------------------------------------------------------------------------------------------------------------------
                                                                    March 31              December 31                 March 31
(dollars in millions)                                                   2002                     2001                     2001
-------------------------------------------------------------------------------------------------------------------------------
Domestic Loans

      Commercial                                                 $   1,120.5             $    1,175.5             $    2,073.7

      Real Estate

            Construction                                               161.4                    169.6                    312.9

            Mortgage --    Commercial                                  617.6                    640.7                  1,023.8

                     --   Residential                                2,409.1                  2,419.4                  2,574.8

      Installment                                                      759.3                    729.7                    764.1

      Lease Financing                                                  504.7                    493.4                    549.0
-------------------------------------------------------------------------------------------------------------------------------
         Total Domestic                                              5,572.6                  5,628.3
                                                                                                                       7,298.3
-------------------------------------------------------------------------------------------------------------------------------
      Foreign Loans                                                     28.7                     24.2                  1,126.1
-------------------------------------------------------------------------------------------------------------------------------
         Total Loans                                             $   5,601.3             $    5,652.5             $    8,424.4
===============================================================================================================================

Loans Held for Sale

Loans held for sale, primarily residential mortgage loans, totaled $99.8 million at March 31, 2002, compared to $456.7 million at December 31, 2001, a decrease of $356.9 million, and $308.6 million at March 31, 2001, a decrease of $208.8 million. The decrease resulted from a slowing of origination activity in March 2002, combined with planned sales of mortgage loans.

Investments

The Company's investment portfolio is managed to meet strategic asset/liability positioning, to provide both interest income and balance sheet liquidity and to collateralize customer deposits. Available-for-sale securities at March 31, 2002 were $2.0 billion, essentially the same balance at December 31, 2001, and down
17.1 % from March 31, 2001. Securities held to maturity were $344.7 million at March 31, 2002, declining from $396.2 million at year-end 2001 and $571.9 million a year ago. These decreases were largely due to maturities. At March 31, 2002 and December 31, 2001 investment securities with a book value of $2.1 billion were pledged as collateral for repurchase agreements.

Other short-term interest-earning assets totaled $1.5 billion at the end of the first quarter, compared to $1.2 billion and $496.0 million at December 31, 2001 and March 31, 2001, respectively. The increase from the same period in the prior year is mainly due to proceeds from the sale of the divested businesses and loan portfolio sales, which enabled the Company to improve its liquidity. The increase in interest bearing deposits is due to the desire to remain liquid in the current low interest rate environment.

Deposits

As of March 31, 2002, deposits totaled $6.5 billion, down $0.2 billion from $6.7 billion at December 31, 2001 and down $2.3 billion from $8.8 billion at March 31, 2001. Compared to March 31, 2001 domestic deposits decreased $0.9 billion, primarily due to the sale of Pacific Century Bank branches, while foreign deposits declined by $1.4 billion due to the sale of the South Pacific operations and the Company's decision to exit Asia. During the first quarter of 2002, domestic deposits continued to reflect positive trends with growth in all demand and savings deposit categories. The Company continued to manage down its higher cost funds, including time deposits, purchased funds, short-term borrowings, and long-term debt.

Table 5 presents average deposits by type as of March 31, 2002, December 31, 2001 and March 31, 2001.

Average Deposits                                                                                                             Table 5
------------------------------------------------------------------------------------------------------------------------------------

                                       Three Months Ended                 Three Months Ended                 Three Months Ended
                                         March 31, 2002                    December 31, 2001                   March 31, 2001
                                ---------------------------------     ----------------------------     -----------------------------
(dollars in millions)                         Amount       Mix                Amount        Mix                   Amount         Mix
------------------------------------------------------------------------------------------------------------------------------------

Domestic

  Non-Interest Bearing Demand               $1,506.9     22.9%              $1,397.8      19.1%                 $1,636.8       18.4%

  Interest-Bearing Demand                    1,935.0     29.5%               1,774.7      24.2%                  2,008.2       22.6%

  Regular Savings                            1,037.0     15.8%                 958.3      13.1%                    665.7        7.5%
  Time Certificates
    of Deposit

    ($100,000 or More)                         907.8     13.8%                 990.8      13.5%                  1,318.9       14.9%
All Other Time and

    Savings Certificates                     1,001.6     15.2%               1,057.4      14.5%                  1,583.8       17.8%
------------------------------------------------------------------------------------------------------------------------------------


Total Domestic                               6,388.3     97.2%               6,179.0      84.4%                  7,213.4       81.2%
------------------------------------------------------------------------------------------------------------------------------------

Foreign

  Non-Interest Bearing Demand                      -      0.0%                 328.0       4.5%                    377.5        4.3%

  Time Due to Banks                             80.2      1.2%                 365.5       5.0%                    489.4        5.5%

  Other Time and Savings                       104.0      1.6%                 445.9       6.1%                    801.0        9.0%
------------------------------------------------------------------------------------------------------------------------------------


Total Foreign                                  184.2      2.8%               1,139.4      15.6%                  1,667.9       18.8%
------------------------------------------------------------------------------------------------------------------------------------

Total                                       $6,572.5    100.0%              $7,318.4     100.0%                 $8,881.3      100.0%
====================================================================================================================================

Borrowings

Short-term borrowings, including funds purchased and securities sold under agreements to repurchase, totaled $1.6 billion at March 31, 2002, $1.8 billion at December 31, 2001 and $2.3 billion at March 31, 2001. The decline in short-term borrowings reflected the lower funding needs resulting from the decrease in the Company's assets.

Similarly, long-term debt at March 31, 2002 decreased to $514.2 million from $570.4 million at December 31, 2001 and $883.1 million at March 31, 2001.

Shareholders' Equity

The Company's capital position remains strong. Total capital increased to $1,265.9 million at March 31, 2002, an increase from $1,247.0 million at December 31, 2001 and a decrease from $1,371.9 million at March 31, 2001. A further discussion of the Company's capital is included in the Corporate Risk Profile section of this report.

LINE OF BUSINESS FINANCIAL REVIEW

Key indicators of performance adopted by the Company include:

Economic:

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

GAAP:

    Net income: Net income generated by the business using measurement practices consistent with accounting principles generally accepted in the United States.

The key differences between the derivation of Economic and GAAP results are:

     Provision for Loan Losses: The GAAP provision is an estimate of the change in risk in the current period, measured in accordance with generally accepted accounting principles. The Economic Provision represents estimated losses in the credit portfolio assuming a "normalized" economic environment and loss rate over the business cycle. Consequently, there is no recognition of the free funds value of the allowance for loan and lease losses under Economic accounting.

    Excess Capital Funding Value: GAAP net income includes the free funding value of a share of the Company's excess capital not allocated to the segments to cover risk. Economic results are based on risk-adjusted capital, necessitating adjustment for the excess capital funding value.

Economic NIACC and RAROC for each segment for the three months ended March 31, 2002 and 2001 are presented in Table 6.

Economic NIACC and RAROC                                                                                                  Table 6

(dollars in thousands)

                                                                                                                 RESTRUCTURING
                                                                 FINANCIAL                       TREASURY          and OTHER
                                                                 SERVICES       DIVESTITURE      AND OTHER           RELATED
                                     RETAIL      COMMERCIAL        GROUP        BUSINESSES       CORPORATE         ACTIVITIES
                                   -----------  --------------  ------------   --------------  --------------  -------------------

Three Months Ended March 31, 2002

NIACC (Economic)                     $  9,446         $1,061        $1,359      $       -        $ (16,509)             $(1,275)

RAROC (Economic)                          32%             14%           20%             -               34%                 N/A
                                  ================================================================================================

Three Months Ended March 31, 2001

NIACC (Economic)                       $5,806          $1,173        $ 640      $ (10,291)       $  (5,187)             $25,239

RAROC (Economic)                           24%             14%          16%             3%             10%                  N/A
                                  ================================================================================================

Retail Banking

The Company's retail banking franchise and market share are key strengths of the Company. Retail Banking provides checking and savings products for the consumer and small business segments, merchant services, installment, home equity and mortgage lending products, as well as other products and services. The increase in net-interest income for the three months ended March 31, 2002 compared to the same period in 2001 was a result of increased deposit spread revenue due to the lower average cost of consumer deposit accounts. The increase in non-interest income from March 31, 2001 was attributable to an increase of mortgage origination volumes and a valuation adjustment on mortgage loans held for sale. Non-interest expense increased over the same period last year as a result of incentive compensation paid on the increased mortgage origination volume and corporate marketing expenses related to a number of new brand awareness ads and other advertising campaigns.

Commercial Banking

The Commercial Banking segment offers an array of products including corporate banking, commercial demand and time products, lease financing, commercial real estate loans, cash management products and auto dealer financing. The Company's West Pacific and Japan Marketing Divisions are included in this segment. The decline in net interest revenue and fee revenue for the quarter ended March 31, 2002 versus the same period last year was attributable to reductions in the loan portfolio as a result of the Company's efforts to improve its credit exposure and quality levels. The decrease in non-interest expense was a result of expense reduction initiatives.

Financial Services Group

The Financial Services Group offers private banking, trust services, asset management, investments such as mutual funds and stocks, financial planning, and insurance. A significant portion of this segment's income is derived from fees, which are generally based on the market values of assets under management. The decline in non-interest expense was due to the successful conclusion of remediation efforts in the compliance area and the implementation of process improvements over the past year.

Treasury and Other Corporate

The primary component of this segment is Treasury, which consists of corporate asset and liability management activities including investment securities, federal funds purchased and sold, government deposits, short and long-term borrowings, and managing interest rate and foreign currency risks. Additionally, the net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with other minor unallocated amounts. Eliminations of intercompany transactions are also reflected in this segment. The increase in net interest income for the three months ended March 31, 2002 compared to the same period in 2001 was due to the increased liquidity of the Company from the divestitures. First quarter 2002 non interest income was down from 2001 due to lower foreign exchange income and a decrease in miscellaneous recoveries. Non interest expense was up over the previous year due to temporary professional and management fees.

Divestiture Businesses

For the first quarter of 2001, this segment reported the results of the businesses the Company planned to divest or close.

Corporate Restructuring and Other Related Activities

This segment reflects the implementation of the Company's strategic plan to improve credit quality and to divest underperforming businesses. For the first quarter of 2001, this category included the gains and costs of divesting businesses (the credit card portfolio, Pacific Century Bank branches, Asia Division and the South Pacific Division) and the costs of restructuring the Company; and included losses associated with accelerated resolution of credit problems undertaken during the period.

FOREIGN OPERATIONS

The countries in which the Company maintains its largest exposure on a cross-border basis include United Kingdom, Canada, Netherlands, and Australia. Table 7, presents as of March 31, 2002, December 31, 2001, and March 31, 2001, a geographic distribution of the Company's cross-border assets for each country in which such assets exceeded 0.75% of total assets.

Geographic Distribution of Cross-Border International Assets                                              Table 7
-----------------------------------------------------------------------------------------------------------------
 (dollars in millions)
Country                                    March 31, 2002            December 31, 2001             March 31, 2001
=================================================================================================================

Australia                                     $     168.9                  $     116.0                $         -
Canada                                              215.6                        119.9                          -
France                                               78.7                            -                          -
Germany                                                                          188.2                          -
Japan                                                   -                         81.9                      222.0
South Korea                                             -                            -                      246.7
Netherlands                                         197.0                        192.9                          -
Switzerland                                          99.3                            -                          -
Singapore                                            83.9                        140.6                          -
United Kingdom                                      326.3                        257.9                      113.4
All Others                                          317.9                        281.9                      580.8
                                   -----------------------      -----------------------     ----------------------
                                              $   1,487.6                 $    1,379.3                $   1,162.9
                                   =======================      =======================     ======================

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

The West Pacific (consisting of Guam and American Samoa which are U.S. territories, and other nearby islands) includes Bank of Hawaii and First Savings branches. Since the U.S. dollar is used in these locations, operations in the West Pacific are not considered foreign for financial reporting purposes.

CORPORATE RISK PROFILE

Credit quality and loan losses benefited from an improving Hawaii economy and improved collection procedures. Continued reduction in credit exposure in the syndicated loan market occurred during the first quarter. In the first quarter, losses of $5.0 million were incurred in connection with the sale of three loans that had decreased in value due to financial difficulties.

Credit Risk

There was first quarter improvement in the asset quality of the Company as measured by its internal credit risk ratings, including its exposure to air transportation and hotel companies.

Air transportation exposure totaled $156 million at March 31, 2002 and consisted of $136 million in equity interests in leveraged leases and $20 million in lending exposure of which $6 million was undrawn, including $15 million to an air cargo carrier. The lease exposure is comprised of $90 million on 14 aircraft leased to United States and international passenger carriers and $31 million on 16 aircraft leased to regional passenger carriers. The allowance for loan and lease losses includes amounts available to absorb estimated losses, giving effect to discounted aircraft values. All of the Company's air transportation exposures remain current.

The Company's exposure to national hotel companies totaled $112 million at March 31, 2002 with undrawn commitments of $79 million. Exposure to Hawaii-based hotel companies included loans outstanding of $122 million and undrawn commitments of $20 million. In the West Pacific, loans outstanding to hotel companies totaled $43 million at the end of first quarter 2002. Approximately 80% of the Hawaii and West Pacific hotel loans are collateralized by hotel properties or guaranteed by either financial institutions or entities with limited exposure to tourism. All of the Company's hotel exposures remain current.

Syndicated loans outstanding decreased to $454 million during the first quarter of 2002. Syndicated exposure, consisting of loans and undrawn commitments, declined $168 million from the prior quarter to $1.4 billion at March 31, 2002.

Non-Performing Assets

Non-performing assets were $90.7 million at the end of the first quarter 2002, up from $79.7 million at the end of the fourth quarter 2001. Compared to the same quarter last year, non-performing assets were down $28.8 million, or 24.1%. At March 31, 2002 the ratio of non-performing assets to total loans plus foreclosed assets was 1.61% compared to 1.41% at December 31, 2001 and 1.41% at March 31, 2001. The increase in non-performing assets was largely due to the deterioration of a single, Hawaii-based company that has been a long-term customer. Subsequent to March 31, 2002 the Company sold its interest in a non-accruing loan with a book value of $7.8 million.

Non-accrual loans were $63.7 million at March 31, 2002, up slightly from $60.8 million at December 31, 2001 due to the previously mentioned Hawaii-based credit, which was partially offset by the reclassification of $7.8 million to loans held for sale. Non-accrual loans at March 31, 2002 were down $31.8 million, or 33.3% from March 31, 2001. Non-accrual loans as a percentage of total loans were 1.14%, up from 1.08% in the previous quarter and essentially flat with the same period last year.

Foreclosed assets were $19.2 million at the end of the first quarter of 2002, an increase of $2.0 million from the prior quarter and $11.2 million in the first quarter last year. The increase resulted from the foreclosure of several small loans during the quarter. The increase from March 31, 2001 is due to the foreclosure of a property in the second quarter of 2001.

Impaired loans at March 31, 2002 of $85.3 million increased $18.1 million from $67.2 million at December 31, 2001 primarily due to the previously mentioned Hawaii based credit. Impaired loans totaling $73.1 had a related allowance that totaled $14.6 million at March 31, 2002.

We anticipate that a permanent reduction in the levels of non-performing assets will be achieved by the end of 2002.

Accruing loans past due 90 days or more were $4.3 million at March 31, 2002, down from $4.9 million at year-end 2001 and $11.1 million at March 31, 2001.

For further information concerning non-performing assets refer to Table 8.

Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More (Unaudited)                                  Table 8
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    March 31      December 31              March 31
(dollars in millions)                                                                   2002             2001                  2001
------------------------------------------------------------------------------------------------------------------------------------
Non-Accrual Loans
     Commercial                                                                    $    27.4        $    18.9             $    23.8
     Real Estate
      Construction                                                                       1.0              9.3                   6.3
Mortgage - Residential                                                                  15.7             15.4                  18.5
         - Commercial                                                                   15.1             16.3                  29.7
     Installment                                                                         0.1              0.1                   0.1
     Lease Financing                                                                     4.4              0.8                   0.2
     Foreign                                                                               -                -                  16.9
                                                                                ----------------------------------------------------
            Total Non-Accrual Loans                                                     63.7             60.8                  95.5

     Non-Accrual Loans Held For Sale                                                     7.8              1.7                  12.8



Foreclosed Real Estate
     Domestic                                                                           19.2             17.2                  10.9
     Foreign                                                                               -                -                   0.3
                                                                                ----------------------------------------------------
            Total Foreclosed Real Estate                                                19.2             17.2                  11.2
                                                                                ----------------------------------------------------
                  Total Non-Performing Assets                                      $    90.7        $    79.7            $    119.5
                                                                                ====================================================

Accruing Loans Past Due 90 Days or More
     Commercial                                                                    $     0.2        $     0.1            $      3.9
     Real Estate
        Construction                                                                       -                -                     -
        Mortgage - Residential                                                           2.1              3.8                   3.3
                 - Commercial                                                            1.2                -                   0.9
     Installment                                                                         0.7              0.9                   2.7
     Lease Financing                                                                     0.1              0.1                   0.1
     Foreign                                                                               -                -                   0.2
                                                                                ----------------------------------------------------
          Total Accruing Past Due Loans                                           $      4.3        $     4.9            $     11.1
                                                                                ====================================================
        Total Loans                                                               $  5,601.3        $ 5,652.5            $  8,424.4

------------------------------------------------------------------------------------------------------------------------------------
Ratio of Non-Accrual Loans
     to Total Loans                                                                    1.14%            1.08%                 1.13%
------------------------------------------------------------------------------------------------------------------------------------
Ratio of Non-Performing Assets
     to Total Loans, Foreclosed Real Estate
     and Non-Accruing Loans Held for Sale                                              1.61%            1.41%                 1.41%
------------------------------------------------------------------------------------------------------------------------------------
Ratio of Non-Performing Assets
     and Accruing Loans Past Due
     90 Days or More to Total Loans                                                    1.70%            1.50%                 1.55%
------------------------------------------------------------------------------------------------------------------------------------
Quarter to Quarter Changes in Non-Performing Assets
     Balance at Beginning of Quarter                                              $    79.7        $   106.4            $     183.0

     Additions                                                                         36.4             43.8                   43.1

     Reductions
          Payments and Sales of Loans                                                (12.9)           (40.9)                 (63.7)
          Return to Accrual                                                           (6.3)            (3.6)                  (3.0)
          Sales of Foreclosed Assets                                                  (0.9)           (21.9)                  (3.0)
          Charge-offs                                                                 (5.3)            (4.1)                 (36.9)
                                                                                ----------------------------------------------------
     Total Reductions                                                                (25.4)           (70.5)                (106.6)

           Balance at End of Quarter                                               $    90.7        $    79.7            $   119.5
                                                                                ====================================================

                                                                                                                               26

Allowance for Loan and Lease Losses

The allowance for loan and lease losses at March 31, 2002 and December 31, 2001 was $159.0 million or 2.8% of loans outstanding. As of March 31, 2001 the allowance for loan and lease losses was $199.8 million or 2.4% of loans outstanding. A summary of the activity for the allowance for loan losses is presented in Table 9.

Net charge-offs for the first quarter of 2002 were $8.3 million or 0.6% of total average loans (annualized) compared to $97.7 million or 4.4% of total average loans (annualized) for the same period last year. Charge-offs of $13.1 million was partially offset by recoveries of $4.8 million.

The ratio of the allowance for loan and lease losses to non-accrual loans was 249%, down slightly from 262% in the previous quarter and an increase from 209% last year.

Looking forward, given the continued improvement in loan quality, we anticipate that the level of the allowance may be reduced. The timing and amount of that reduction will depend on future judgments about the level of risk in the loan portfolios.


Consolidated Allowance for Loan and Lease Losses (Unaudited)                                                          Table 9
------------------------------------------------------------------------------------------------------------------------------------
                                                       Three Months                                       Three Months
                                                          Ended                  Year Ended                   Ended
(dollars in millions)                                 March 31, 2002          December 31, 2001          March 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Balance of Allowance for Loan and Lease Losses

     Beginning of Period                                      $     159.0              $     246.2                $     246.2

     Loans Charged-Off
        Commercial                                                  (7.3)                   (97.5)                     (75.5)
        Real Estate:

          Construction                                              (0.5)                    (0.1)                          -

          Mortgage    - Commercial                                      -                   (19.2)                     (11.9)

                      - Residential                                 (1.4)                    (8.9)                      (2.5)

     Installment                                                    (3.9)                   (20.5)                      (5.4)

     Foreign                                                            -                   (22.0)                     (10.0)

     Lease Financing                                                    -                    (0.8)                      (0.1)
                                                 -----------------------------------------------------------------------------------
Total Charge-Offs                                                  (13.1)                  (169.0)                    (105.4)

Recoveries on Loans Previously Charged-Off

        Commercial                                                    0.7                     11.1                        2.7
        Real Estate:

          Construction                                                  -                        -                          -

          Mortgage    - Commercial                                    1.8                      3.2                        0.3

                      - Residential                                   0.3                      1.0                        0.2

  Installment                                                         1.9                      8.0                        1.8

  Foreign                                                             0.1                     24.1                        2.6

  Lease Financing                                                       -                      0.2                        0.1
                                                 -----------------------------------------------------------------------------------

Total Recoveries                                                      4.8                     47.6                        7.7
                                                 -----------------------------------------------------------------------------------
Net Loan Charge-Offs                                                (8.3)                  (121.4)                     (97.7)

Provision for Loan and Lease Losses                                   8.3                     74.3                       52.5

Allowance Related to Divestitures                                       -                   (40.2)                          -

Foreign Currency Translation                                            -                      0.1                      (1.2)
                                                 -----------------------------------------------------------------------------------
Balance at End of Period                                      $     159.0              $     159.0                $     199.8
                                                 ===================================================================================

Average Loans Outstanding                                    $    5,583.3             $    7,719.6               $    9,061.7
Ratio of Net Charge-Offs to Average Loans
     Outstanding (annualized)                                       0.60%                    1.57%                      4.37%
Ratio of Allowance to Loans and Leases
     Outstanding                                                    2.84%                    2.81%                      2.37%


                                                                                                                          28

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

Table 10 presents, as of March 31, 2002, December 31, 2001 and March 31, 2001, the estimate of the change in NII that would result from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for NII. During the first quarter, the Company's liquidity position improved as funding needs decreased. NII became more asset- sensitive. The resulting estimated NII exposure is within the approved Asset Liability Management Committee guidelines.

Market Risk Exposure to Interest Rate Changes                                                                       Table 10
-----------------------------------------------------------------------------------------------------------------------------
                                                    March 31, 2002            December 31, 2001          March 31, 2001
-----------------------------------------------------------------------------------------------------------------------------

                                                 Interest Rate Change        Interest Rate Change     Interest Rate Change
                                                   (in basis points)          (in basis points)         (in basis points)
                                                   -200          +200         -200         +200          -200        +200
-----------------------------------------------------------------------------------------------------------------------------
Estimated Exposure as a Percent of
  Net Interest Income                             (3.3)%         4.8%        (0.3)%        3.5%         (1.3)%      (0.6)%


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

In managing interest rate risk, the Company generally uses on-balance sheet transactions to manage its risk position. Approaches that are used to shift balance sheet mix or alter the interest rate characteristics of assets and liabilities include changing product pricing strategies and modifying investment portfolio strategies. The use of financial derivatives has been limited over the past several years.

To estimate the potential loss from foreign currency exposure for the remaining net investments in foreign subsidiaries and branches, the Company continues to use a value-at-risk (VAR) calculation based on an estimated variance-co-variance matrix. This VAR calculation determines the potential loss within a 95% confidence interval.

Table 11 presents, as of March 31, 2002, December 31, 2001 and March 31, 2001, the Company's foreign currency exposure from its net investment in subsidiaries and branch operations that were denominated in a foreign currency as measured by the VAR.

Market Risk Exposure From Changes in Foreign Exchange Rates                                                              Table 11
----------------------------------------------------------------------------------------------------------------------------------

                                            March 31, 2002                 December 31, 2001               March 31, 2001
(dollars in millions)                Book Value     Value-at-Risk     Book Value    Value-at-Risk    Book Value    Value-at-Risk
----------------------------------------------------------------------------------------------------------------------------------
Net Investments in Foreign
  Subsidiaries & Branches

          Japanese Yen                      $ 1.0               $0.2          $1.1             $0.2         $10.0            $2.1
          Korean Won                          0.3                0.0           2.1              0.3          27.0             5.7
          Pacific Franc  (1)                    -                  -             -                -          26.9             5.5
          Other Currencies                    0.1                0.1           0.1              0.1         (7.4)            12.9
                                   -----------------------------------------------------------------------------------------------

          Total                              $1.4               $0.3          $3.3             $0.6         $56.5           $26.2
                                   ===============================================================================================

(1) Net of $34 million borrowing at March 31, 2001, denominated in euro and foreign exchange hedge transactions of $24 million at March 31, 2001. There were no borrowing or foreign exchange hedge transactions related to the foreign subsidiaries and branches at March 31, 2002, and December 31, 2001.

Trading Activities

Trading activities include foreign currency and foreign exchange contracts that expose the Company to a minor degree of foreign currency risk. The Company, however, manages its trading account such that it does not maintain significant foreign currency open positions. The exposure from foreign currency trading positions measured by VAR methodology as of March 31, 2002 continues to be immaterial.

Liquidity Management

Liquidity is managed to ensure that the Company has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner. The Company's liquidity management process is described in the 2001 Annual Report to Shareholders on Form 10K.

Bank of Hawaii and First Savings are both members of the Federal Home Loan Bank of Seattle (FHLB). The FHLB is a source of short and long-term funding for these institutions. Borrowings from the FHLB were $65 million at March 31, 2002, compared to $147 million at December 31, 2001 and $506 million at March 31, 2001.

Additionally, Bank of Hawaii maintains a $1 billion senior and subordinated bank note program. Under this facility, Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. Subordinated notes outstanding under this bank note program totaled $125 million at March 31, 2002, December 31, 2001 and March 31, 2001.

Capital Management

The Company manages its capital level over the long term, to optimize shareholder value, support asset growth, reflect risks inherent in its markets, provide protection against unforeseen losses and comply with regulatory requirements. Capital levels are reviewed relative to the Company's risk profile and current and projected economic conditions. The Company's objective is to hold sufficient capital on a regulatory basis to exceed the minimum guidelines of a "well-capitalized" financial institution.

At March 31, 2002, the Company's shareholders' equity totaled $1.266 billion, 1.5% increase from December 31, 2001. The increase in shareholders' equity during the first three months of 2002 was primarily attributable to the Company's earnings and issuance of common stock under various stock-based compensation plans, partially offset by net unrealized losses in the investment portfolio, realized foreign currency translation adjustments, cash dividends and common stock repurchases.

In January 2002, the Company's Board of Directors approved a $300 million common stock repurchase program. This program was in addition to the 2001 programs totaling $270 million. During the quarter 701,000 shares were repurchased at an average cost of $24.46, totaling $17.1 million. As of March 31, 2002, a total of 9 million shares had been repurchased at an average cost of $23.64 per share for a total of $212.8 million under all share repurchase programs. At March 31, 2002, the remaining buyback authority under the existing repurchase programs is $357.2 million. Subsequent to March 31, 2002 the Company repurchased 550,600 shares at an average cost of $28.12 for a total of $15.5 million through May 1, 2002.

The share repurchase program has been slowed by low trading volumes. The programs are expected to continue as long as the repurchases can be accomplished in a disciplined manner.

The Company's regulatory capital ratios at March 31, 2002 exceeded the minimum threshold levels established by federal bank regulators to qualify an institution as well-capitalized, which are as follows: Tier 1 Capital - 6%; Total Capital - 10%; and Leverage - 5%. The Company's regulatory capital ratios are shown on Table 12, along with the activities and balances in the Company's capital accounts. During the quarter, the Company's capital ratios and liquidity continued to strengthen.


Equity Capital                                                                                              Table 12


                                                  Three Months Ended         Year Ended          Three Months Ended
(dollars in millions)                               March 31, 2002        December 31, 2001        March 31, 2001

Source of Shareholders' Equity
------------------------------

Net Income                                          $       31.1           $       117.8           $        33.7
Dividends Paid                                             (13.2)                  (56.6)                  (14.4)
Dividend Reinvestment Program                                0.7                     2.8                     0.7
Stock Issued for Acquisition                                                         1.3                       -
Stock Repurchases                                          (17.1)                 (195.7)                      -
Other  (1)                                                  17.4                    76.0                    50.5
                                                 -------------------------------------------------------------------
Increase (Decrease) in Shareholders' Equity         $       18.9           $       (54.4)          $        70.5
                                                 ===================================================================
Capital Equity
Shareholders' Equity                                $    1,265.9           $     1,247.0           $     1,371.9
    Add:  8.25% Capital Securities of
               Bancorp Hawaii Capital Trust I               94.6                   100.0                   100.0
          Minority Interest                                    -                       -                     4.3
    Less: Intangibles                                       26.7                    26.7                   158.1
            Unrealized Valuation and Other
              Adjustments                                   21.0                    22.9                    23.0
                                                 -------------------------------------------------------------------
Tier I Capital                                           1,312.8                 1,297.4                 1,295.1
        Allowable Reserve for Loan Losses                   79.1                    83.0                   127.0
        Subordinated Debt                                  148.4                   148.4                   172.1
        Investment in Unconsolidated Subsidiary                -                       -                    (3.5)
                                                 -------------------------------------------------------------------
Total Capital                                      $     1,540.3          $      1,528.8          $      1,590.7
                                                 ===================================================================
Risk Weighted Assets                               $     6,244.2          $      6,559.6          $     10,087.5
                                                 ===================================================================
Key Capital Ratios
Growth (Decline) in Common Equity                            1.52%                  (4.18)%                  5.42%
Average Equity/Average Assets Ratio                         12.13%                  10.60%                   9.47%
Tier I Capital Ratio                                        21.18%                  19.76%                  12.84%
Total Capital Ratio                                         24.84%                  23.29%                  15.77%
Leverage Ratio                                              12.64%                  11.20%                   9.46%


(1) Includes profit sharing; stock options and directors' restricted shares and deferred compensation plans; and unrealized valuation adjustments for investment securities, foreign currency translation and pension liability.

Economic and Financial Outlook

The Hawaii economy continues to show improvement. The recovery in tourism continues on the path toward normal visitor arrivals by mid-2002. Visitor counts from the mainland have recently returned to customary seasonal volumes and international visitor arrivals have returned to more than 90% of prior year levels. Hawaii's overall economic growth rate is anticipated to return to 3% after inflation as tourism recovers. Hawaii's unemployment rate fell from the post-September 11 spike of 5.7% to 4.7% during the quarter and is forecasted to continue trending downward toward prior rates. Inflation is expected to remain substantially below national norms during 2002. Evidence of a return to business levels similar to last year has been observed, except in Guam, where the economy remains quite soft.

The Company's previously published earnings guidance for the full year 2002 of $120 million in net income remains unchanged. Earnings per share and return on equity projections are dependent upon the terms and timing of share repurchases. Second quarter core income may be down slightly from the first quarter. Non-interest income is expected to decrease as mortgage banking income returns to a more customary level. Operating expenses are expected to remain at about the same level as the first quarter. In the second quarter, the Company plans to invest approximately $2 to $3 million in new processes to support sales and service initiatives.

The Company remains focused on reducing expense levels by simplifying and improving the efficiency of the operating structure. The most promising initiative for reducing costs is our information technology replacement project. The Company has received proposals from technology providers that appear to produce significant cost reductions in future years. The Company continues to evaluate the leading proposal, which will involve significant conversion and implementation costs. To date, the costs of evaluating a possible conversion have been included in operating expenses. More details on the impact of this project will be provided when we have finalized our plan. One requirement of the project is that implementation of a new systems platform must not significantly impair customer service.

Item 3.     Quantitative and Qualitative Disclosures of Market Risk

See Management's Discussion and Analysis of Results of Operations and Financial Condition-Market Risk.

Part II. - Other Information

Items 1 to 3 and Item 5 omitted pursuant to instructions.

Item 4 - Submission of Matters to a Vote of Shareholders

At the annual shareholders meeting held on April 26, 2002, the following matters were submitted to a vote of the shareholders.

a. Election of Directors - Three directors whose terms in office were expiring as well as one new director nominee were elected to the Board of Directors as follows:

                  Peter D. Baldwin
                  Robert A. Huret
                  Donald M. Takaki
                  Robert W. Wo, Jr.

b. Amendment to the Company's Certificate of Incorporation to change the name of the Company to Bank of Hawaii Corporation

c.   Election of an Independent Auditor-Ernst & Young, LLP

Each of the matters before the Shareholders were approved by a substantial margin.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

                  Exhibit Number
                  --------------

                           12       Statement Regarding Computation of Ratios

         (b) The following reports on Form 8-K were filed during the quarter ended March 31, 2002.

                  Current Report on Form 8-K dated December 28, 2001 and filed January 15, 2002 Item 5.

                  Current Report on Form 8-K dated February 4, 2002 and filed February 7, 2002 Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date    May 9, 2002                 BANK OF HAWAII CORPORATION
     -----------------
                                            /s/Michael E. O'Neill
                                            ------------------------------------
                                                      (Signature)

                                            Michael E. O'Neill
                                            Chairman, Chief Executive Officer
                                            and President


                                            /s/Allan R. Landon
                                            ------------------------------------
                                                      (Signature)

                                            Allan R. Landon
                                            Vice Chairman, Treasurer and Chief
                                            Financial Officer


                                            /s/Richard C. Keene
                                            ------------------------------------
                                                      (Signature)

                                            Richard C. Keene
                                            Executive Vice President and
                                            Controller