Form 10-Q
period 2002-06-30
BANK OF HAWAII CORP
filed 2002-08-13
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-6887

BANK OF HAWAII CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(IRS Employer Identification No.)

130 Merchant Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

(808) 538-4727
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value; outstanding at July 31, 2002—68,112,930 shares

INDEX

BANK OF HAWAII CORPORATION AND SUBSIDIARIES

BANK OF HAWAII CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(dollars in thousands except per share amounts)
Interest Income
Interest and Fees on Loan and Leases	$92,441	$163,622	$191,086	$352,527
Income on Investment Securities—Held to Maturity	4,894	9,097	10,092	19,114
Income on Investment Securities—Available for Sale	26,455	36,750	53,595	76,591
Deposits	6,011	4,941	11,058	10,325
Funds Sold and Security Resale Agreements	752	1,352	1,755	2,450
Other	1,395	1,347	2,727	2,564

Total Interest Income	131,948	217,109	270,313	463,571
Interest Expense
Deposits	22,166	60,021	46,144	132,002
Security Repurchase Agreements	8,256	20,843	18,549	45,473
Funds Purchased	245	2,334	476	8,456
Short-Term Borrowings	289	2,763	938	5,993
Long-Term Debt	8,055	14,459	16,374	29,773

Total Interest Expense	39,011	100,420	82,481	221,697

Net Interest Income	92,937	116,689	187,832	241,874
Provision for Loan and Lease Losses	3,324	6,413	11,616	58,878

Net Interest Income After Provision for Loan and Lease Losses	89,613	110,276	176,216	182,996
Non-Interest Income
Trust and Asset Management	14,175	15,247	28,993	31,042
Mortgage Banking	3,080	4,673	11,263	9,781
Service Charges on Deposit Accounts	7,956	9,878	16,366	19,817
Fees, Exchange, and Other Service Charges	13,065	19,784	25,517	43,250
Gain on Sales of Banking Operations, Net of Venture Investment Losses	—	24,794	—	96,908
Investment Securities Gains	3	11,776	3	31,979
Other	10,643	11,823	20,794	25,659

Total Non-Interest Income	48,922	97,975	102,936	258,436
Non-Interest Expense
Salaries	38,650	49,469	78,600	99,451
Pensions and Other Employee Benefits	9,391	11,506	19,387	24,424
Net Occupancy Expense	9,321	11,898	18,914	24,025
Net Equipment Expense	9,997	13,103	20,118	26,486
Goodwill Amortization	—	3,634	—	7,583
Restructuring and Other Related Costs	—	38,904	1,979	83,343
Other	23,015	32,807	43,788	68,329

Total Non-Interest Expense	90,374	161,321	182,786	333,641

Income Before Income Taxes	48,161	46,930	96,366	107,791
Provision for Income Taxes	17,145	20,191	34,294	47,375

Net Income	$31,016	$26,739	$62,072	$60,416

Basic Earnings Per Share	$0.43	$0.33	$0.85	$0.75
Diluted Earnings Per Share	$0.42	$0.32	$0.83	$0.74
Dividends Declared Per Share	$0.18	$0.18	$0.36	$0.36
Basic Weighted Average Shares	72,299,850	80,516,216	72,803,414	80,120,449
Diluted Weighted Average Shares	74,486,987	82,975,267	74,815,508	82,030,085

See accompanying notes to the consolidated financial statements.

BANK OF HAWAII CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)

	June 30 2002	December 31 2001	June 30 2001
	(dollars in thousands)
ASSETS
Interest-Bearing Deposits	$1,346,014	$1,101,974	$458,696
Investment Securities—Held to Maturity (Market Value of $323,722, $407,838, and $542,795, respectively)	312,467	396,216	530,815
Investment Securities—Available for Sale	1,806,384	2,001,420	2,200,965
Securities Purchased Under Agreements to Resell	—	—	7,688
Funds Sold	125,000	115,000	318,182
Loans Held for Sale	48,416	456,709	571,395
Loans	5,408,477	5,652,518	7,617,806
Allowance for Loan and Lease Losses	(158,979)	(158,979)	(199,800)

Net Loans	5,249,498	5,493,539	7,418,006

Total Earning Assets	8,887,779	9,564,858	11,505,747
Cash and Non-Interest Bearing Deposits	314,541	405,981	391,552
Premises and Equipment	188,128	196,171	242,040
Customers’ Acceptance Liability	1,657	593	4,184
Accrued Interest Receivable	38,425	42,687	61,702
Foreclosed Real Estate	17,223	17,174	40,078
Mortgage Service Rights	30,244	27,291	19,282
Goodwill	36,216	36,216	138,233
Other Assets	309,135	336,826	352,689

Total Assets	$9,823,348	$10,627,797	$12,755,507

LIABILITIES
Domestic Deposits
Demand—Non-Interest Bearing	$1,465,378	$1,548,322	$1,591,824
—Interest Bearing	2,002,926	1,926,018	1,914,474
Savings	1,276,016	967,825	758,262
Time	1,652,805	1,927,778	2,602,035
Foreign Deposits
Demand-Non-Interest Bearing	—	2	319,165
Time Due to Banks	16,777	230,247	53,968
Other Savings and Time	41,366	73,404	868,740

Total Deposits	6,455,268	6,673,596	8,108,468
Securities Sold Under Agreements to Repurchase	1,257,808	1,643,444	1,632,774
Funds Purchased	60,243	55,800	176,768
Current Maturities of Long-Term Debt	50,000	100,670	316,670
Short-Term Borrowings	29,910	134,222	227,280
Banker’s Acceptances Outstanding	1,657	593	4,184
Retirement Expense Payable	37,642	36,175	36,010
Accrued Interest Payable	23,427	29,762	59,558
Taxes Payable	181,826	138,366	170,811
Other Liabilities	80,154	98,422	97,571
Long-Term Debt	454,341	469,735	529,682

Total Liabilities	8,632,276	9,380,785	11,359,776
SHAREHOLDERS’ EQUITY
Common Stock ($.01 par value), authorized 500,000,000 shares; issued / outstanding: June 2002-81,329,346 / 69,856,075; Dec. 2001-81,377,241 / 73,218,326; June 2001-81,368,629 / 80,948,825	806	806	806
Capital Surplus	370,947	367,672	367,390
Accumulated Other Comprehensive Income	29,931	22,761	25,033
Retained Earnings	1,082,421	1,055,424	1,028,036
Deferred Stock Grants	(4,182)	(7,637)	(17,038)
Treasury Stock, at Cost (Shares: June 2002-11,473,271; December 2001-8,158,915; June 2001-419,804)	(288,851)	(192,014)	(8,496)

Total Shareholders’ Equity	1,191,072	1,247,012	1,395,731

Total Liabilities and Shareholders’ Equity	$9,823,348	$10,627,797	$12,755,507

See accompanying notes to the consolidated financial statements.

BANK OF HAWAII CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Total	Common Stock	Capital Surplus	Accum. Other Comprehensive Income	Retained Earnings	Deffered Stock Grants	Treasury Stock	Comprehensive Income
	(dollars in thousands)
For the Six Months Ended June 30, 2002
Balance at December 31, 2001	$1,247,012	$806	$367,672	$22,761	$1,055,424	$(7,637)	$(192,014)
Comprehensive Income
Net Income	62,072	—	—	—	62,072	—	—	$62,072
Other Comprehensive Income, Net of Tax
Investment Securities	7,547	—	—	7,547	—	—	—	7,547
Foreign Currency Translation Adjustment	(377)	—	—	(377)	—	—	—	(377)

Total Comprehensive Income								$69,242

Common Stock Issued
22,894 Profit Sharing Plan	632	—	119	—	—	—	513
1,222,308 Stock Option Plan	25,142	—	3,727	—	(8,828)	48	30,195
53,227 Dividend Reinvestment Plan	1,464	—	264	—	(2)	—	1,202
3,605 Directors’ Restricted Shares and Deferred Compensation Plan	50	—	103	—	—	—	(53)
(51,500) Employees’ Restricted Shares	2,469	—	(938)	—	—	3,407	—
Treasury Stock Purchased (4,610,800 shares)	(128,694)	—	—	—	—	—	(128,694)
Cash Dividends Paid	(26,245)	—	—	—	(26,245)	—	—

Balance at June 30, 2002	$1,191,072	$806	$370,947	$29,931	$1,082,421	$(4,182)	$(288,851)

For the Six Months Ended June 30, 2001
Balance at December 31, 2000	$1,301,356	$806	$346,045	$(25,079)	$996,791	$—	$(17,207)
Comprehensive Income
Net Income	60,416	—	—	—	60,416	—	—	$60,416
Other Comprehensive Income, Net of Tax
Investment Securities	22,775	—	—	22,775	—	—	—	22,775
Foreign Currency Translation Adjustment	27,496	—	—	27,496	—	—	—	27,496
Pension Liability Adjustments	(159)	—	—	(159)	—	—	—	(159)

Total Comprehensive Income								$110,528

Common Stock Issued
32,942 Profit Sharing Plan	725	—	180	—	—	—	545
416,413 Stock Option Plan	7,926	—	643	—	(381)	853	6,811
64,791 Dividend Reinvestment Plan	1,419	—	326	—	—	—	1,093
3,672 Directors’ Restricted Shares and Deferred Compensation Plan	343	—	81	—	—	—	262
741,000 Employees’ Restricted Shares	925	—	18,816	—	—	(17,891)	—
65,146 Hawaii Insurance Network	1,299	—	1,299	—	—	—	—
Cash Dividends Paid	(28,790)	—	—	—	(28,790)	—	—

Balance at June 30, 2001	$1,395,731	$806	$367,390	$25,033	$1,028,036	$(17,038)	$(8,496)

See accompanying notes to the consolidated financial statements.

BANK OF HAWAII CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended June 30
	2002	2001
	(dollars in thousands)
Operating Activities
Net Income	$62,072	$60,416
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan and Lease Losses	11,616	58,878
Depreciation and Amortization	14,950	31,697
Amortization of Deferred Loan Fees and Leasing Income	(17,111)	(21,842)
Amortization and Accretion of Investment Securities	8,814	7,779
Deferred Stock Grants	2,469	925
Deferred Income Taxes	14,698	10,812
Investment Security Gains	(3)	(31,979)
Proceeds from Sales of Loans Held for Sale	821,170	195,922
Originations of Loans Held for Sale	(412,877)	(588,088)
Gain on Sale of Banking Operations Net of Venture Investment Losses	—	(96,908)
Net Change in Other Assets and Liabilities	34,962	8,424

Net Cash Provided (Used) by Operating Activities	540,760	(363,964)

Investing Activities
Proceeds from Redemptions of Investment Securities Held to Maturity	97,805	103,689
Purchases of Investment Securities Held to Maturity	(20,513)	(48,674)
Proceeds from Sales and Redemptions of Investment Securities Available for Sale	433,064	692,176
Purchases of Investment Securities Available for Sale	(233,220)	(324,062)
Net Decrease in Loans and Lease Financing	249,536	926,467
Proceeds from Sale of Banking Operations	—	707,010
Premises and Equipment, Net	(6,907)	(11,534)

Net Cash Provided by Investing Activities	519,765	2,045,072

Financing Activities
Net Decrease in Demand Deposits	(6,036)	(210,156)
Net Increase in Savings Deposits	308,191	93,023
Net Decrease in Time Deposits	(274,973)	(234,048)
Net Decrease in Foreign Deposits	(245,510)	(620,932)
Proceeds from Lines of Credit and Long-Term Debt	—	2,048
Repayments of Long-Term Debt	(66,064)	(152,853)
Net Decrease in Short-Term Borrowings	(485,505)	(243,073)
Proceeds from Issuance of Common Stock	27,288	10,413
Repurchase of Common Stock	(128,694)	—
Cash Dividends	(26,245)	(28,790)

Net Cash Used by Financing Activities	(897,548)	(1,384,368)

Effect of Exchange Rate Changes on Cash	(377)	27,496

Increase in Cash and Cash Equivalents	162,600	324,236
Cash and Cash Equivalents at Beginning of Year	1,622,955	851,882

Cash and Cash Equivalents at End of Period	$1,785,555	$1,176,118

See accompanying notes to the consolidated financial statements.

BANK OF HAWAII CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Summary of Significant Accounting Policies

Name Change and Organization

On April 26, 2002, the Shareholders of Pacific Century Financial Corporation approved changing the company name. An amendment to the company’s Certificate of Incorporation was filed in April, 2002 to change the name of the company to Bank of Hawaii Corporation (the Company).

The Company’s principal subsidiary bank is Bank of Hawaii. The Company also owns First Savings and Loan Association of America (First Savings) in Guam. An application was filed with its regulators seeking approval to merge First Savings into Bank of Hawaii. The merger is expected to be completed before the end of the year.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Certain prior period amounts have been reclassified to conform to current period classifications.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2001 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Note 2.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. During a transition period from July 1, 2001 through December 31, 2001, goodwill associated with business combinations completed prior to July 1, 2001 continued to be amortized through the income statement. Effective January 1, 2002, periodic goodwill amortization and expense recognition was discontinued and goodwill is assessed at least annually for impairment at the reporting unit level by applying a fair-value based test. SFAS 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized. Under SFAS 142, intangibles with indefinite lives will no longer be amortized to the income statement. The Company adopted SFAS 142 on January 1, 2002. An initial impairment assessment was completed and it was determined that a transition impairment charge was not required. Under SFAS 142 the elimination of goodwill amortization is expected to increase net income by approximately $7.6 million in 2002.

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supercedes FASB Statement No.121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of (SFAS 121), and certain of the accounting and reporting provisions of APB Opinion No. 30. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying value of the long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of by sale, the SFAS 121 model is also retained which requires an asset to be measured at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. SFAS 144 establishes criteria beyond that previously specified in SFAS 121 to determine when a long-lived asset is held for sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and is generally to be applied prospectively. The Company adopted SFAS 144 on January 1, 2002, no transition adjustment was deemed necessary.

In June 2002, the FASB issued SFAS 146, Accounting for Cost Associated with Exit or Disposal Activities (SFAS 146). The provisions of SFAS 146 will become effective for disposal activities initiated after December 31, 2002, with early adoption encouraged. The Company plans to adopt SFAS 146 in the third quarter of 2002 and follow the standards included in SFAS 146 to account for the key systems replacement project, as further discussed on page 36.

Note 3.    Business Segments

The Company is a financial services organization that is aligned into the following segments: Retail Banking, Commercial Banking, Investment Services Group, and Treasury and Other Corporate. Divestiture Businesses and Corporate Restructuring Related Activities were segregated in 2001 due to their non-recurring nature.

Business segment results are determined based on the Company’s internal financial management reporting process and organizational structure. This process uses various techniques to assign balance sheet and income statement amounts to business segments, including allocations of overhead, credit loss provision, and capital. This process is dynamic and requires certain allocations based on judgment and subjective factors. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution.

The financial results for the three and six months ended June 30, 2002 and 2001 are presented on pages 9 and 10 for each of the Company’s principal segments. Segment information for 2001 has been reclassified to conform to the 2002 presentation.

BUSINESS SEGMENTS SELECTED FINANCIAL INFORMATION

	Retail	Commercial	Investment Services Group	Treasury and Other Corporate	Divestiture Businesses	Corporate Restructuring Related Activities	Consolidated Total
	(dollars in thousands)
Three Months Ended: June 30, 2002
Net Interest Income	$49,933	$33,066	$3,601	$6,337	$—	$—	$92,937
Provision for Loan and Lease Losses	(684)	(2,932)	(29)	321	—	—	(3,324)

Net Interest Income after Provision for Loan and Lease Losses	49,249	30,134	3,572	6,658	—	—	89,613
Non-Interest Income	18,406	6,237	20,769	3,510	—	—	48,922
Non-Interest Expense	45,499	21,081	21,119	2,675	—	—	90,374

Income Before Income Taxes	22,156	15,290	3,222	7,493	—	—	48,161
Provision for Income Taxes	(8,419)	(5,712)	(1,224)	(1,790)	—	—	(17,145)

Net Income	$13,737	$9,578	$1,998	$5,703	$—	$—	$31,016

Total Assets (End of Period)	$3,261,244	$2,328,594	$149,919	$4,083,591	$—	$—	$9,823,348
Total Assets (Average)	$3,250,028	$2,427,745	$153,916	$4,247,209	$—	$—	$10,078,898

	Retail	Commercial	Investment Services Group	Treasury and Other Corporate	Divestiture Businesses	Corporate Restructuring Related Activities	Consolidated Total
Three Months Ended: June 30, 2001
Net Interest Income	$48,825	$36,939	$2,894	$(835)	$28,866	$—	$116,689
Provision for Loan and Lease Losses	(1,863)	(710)	—	1	(3,841)	—	(6,413)

Net Interest Income after Provision for Loan and Lease Losses	46,962	36,229	2,894	(834)	25,025	—	110,276
Gain on Sale of Banking Operations, Net of Venture Investment Losses	—	—	—	—	—	24,794	24,794
Non-Interest Income	21,035	5,824	20,959	7,123	7,105	11,135	73,181
Non-Interest Expense	49,450	21,997	20,330	445	30,195	—	122,417
Restructuring & Other Related Costs	—	—	—	—	—	38,904	38,904

Income Before Income Taxes	18,547	20,056	3,523	5,844	1,935	(2,975)	46,930
Provision for Income Taxes	(7,637)	(6,659)	(1,487)	(2,480)	(827)	(1,101)	(20,191)

Net Income	$10,910	$13,397	$2,036	$3,364	$1,108	$(4,076)	$26,739

Total Assets (End of Period)	$4,003,656	$3,506,275	$225,053	$2,534,285	$2,486,238	$—	$12,755,507
Total Assets (Average)	$3,658,443	$3,172,019	$220,923	$2,458,118	$3,486,988	$—	$12,996,491

BUSINESS SEGMENTS SELECTED FINANCIAL INFORMATION

	Retail	Commercial	Investment Services Group	Treasury and Other Corporate	Divestiture Businesses	Corporate Restructuring Related Activities	Consolidated Total
	(dollars in thousands)
Six Months Ended: June 30, 2002
Net Interest Income	$100,447	$66,992	$7,096	$13,297	$—	$—	$187,832
Provision for Loan and Lease Losses	(2,934)	(8,880)	(282)	480	—	—	(11,616)

Net Interest Income after Provision for Loan and Lease Losses	97,513	58,112	6,814	13,777	—	—	176,216
Non-Interest Income	42,337	12,345	42,072	6,182	—	—	102,936
Non-Interest Expense	92,855	42,584	40,340	5,028	—	—	180,807
Restructuring & Other Related Costs	—	—	—	—	—	1,979	1,979

Income Before Income Taxes	46,995	27,873	8,546	14,931	—	(1,979)	96,366
Provision for Income Taxes	(17,858)	(10,399)	(3,248)	(3,493)	—	704	(34,294)

Net Income	$29,137	$17,474	$5,298	$11,438	$—	$(1,275)	$62,072

Total Assets (End of Period)	$3,261,244	$2,328,594	$149,919	$4,083,591	$—	$—	$9,823,348
Total Assets (Average)	$3,353,362	$2,513,777	$156,570	$4,222,210	$—	$—	$10,245,919

	Retail	Commercial	Investment Services Group	Treasury and Other Corporate	Divestiture Businesses	Corporate Restructuring Related Activities	Consolidated Total
Six Months Ended: June 30, 2001
Net Interest Income	$95,716	$77,835	$5,427	$999	$64,341	$(2,444)	$241,874
Provision for Loan and Lease Losses	(4,972)	(9,650)	—	1	(7,541)	(36,716)	(58,878)

Net Interest Income after Provision for Loan and Lease Losses	90,744	68,185	5,427	1,000	56,800	(39,160)	182,996
Gain on Sale of Banking Operations, Net of Venture Investment Losses	—	—	—	—	—	96,908	96,908
Non-Interest Income	42,896	12,553	41,867	12,233	19,905	32,074	161,528
Non-Interest Expense	95,112	45,197	39,968	1,801	68,220	—	250,298
Restructuring & Other Related Costs	—	—	—	—	—	83,343	83,343

Income Before Income Taxes	38,528	35,541	7,326	11,432	8,485	6,479	107,791
Provision for Income Taxes	(15,655)	(13,486)	(3,020)	(6,079)	(1,422)	(7,713)	(47,375)

Net Income	$22,873	$22,055	$4,306	$5,353	$7,063	$(1,234)	$60,416

Total Assets (End of Period)	$4,003,657	$3,506,275	$225,053	$2,534,285	$2,486,237	$—	$12,755,507
Total Assets (Average)	$3,538,325	$3,426,839	$211,721	$2,541,319	$3,700,532	$—	$13,418,736

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements concerning anticipated revenues and expenses in 2002 and beyond. We believe the assumptions underlying our forward-looking statements are reasonable. However, any of the assumptions could prove to be inaccurate and actual results may differ materially from those projected for a variety of reasons including, but not limited to: the Hawaii economy may not recover at the pace we anticipate; our refocused emphasis on our Hawaii market may not achieve the customer and revenue gains we anticipate; our credit markets may deteriorate and our credit quality may fall short of our goals; we may not achieve the expense reductions we expect; we may not be able to maintain our net interest margin; we may not be able to implement our proposed equity repurchases in the amount or at the times planned; the economics or timing, or both, of our technology outsourcing project may not result in the expected benefits; unanticipated difficulties or delays in the conversion of our data processing to outsourcing may result in the reduction of anticipated cost savings or increased cost of conversion; the technology outsourcing project may not be able to achieve the projected reductions in staffing; we may encounter unanticipated difficulties or costs in exiting existing data processing agreements with third parties; the required level of reserves for loan and lease losses may increase or decrease due to changes in our credit quality or risk profile; there may be economic volatility in the markets we serve; and there may be changes in business and economic conditions, competition, fiscal and monetary policies or legislation. We do not undertake any obligation to update any forward-looking statements to reflect later events or circumstances.

PERFORMANCE HIGHLIGHTS

The Company reported earnings for the three months ended June 30, 2002 of $31.0 million, an increase of 16.0% from $26.7 million for the three months ended June 30, 2001. Diluted earnings per share were $0.42 for the second quarter of 2002 compared to $0.32 in the second quarter of 2001. The Company’s net income for the first six months of 2002 was $62.1 million, compared to $60.4 million for the corresponding period of the prior year. Prior year earnings included gains of $100.2 million from the sale of the Company’s credit card portfolio and Pacific Century Bank N.A.’s Arizona branches, $20.9 million related to the exchange of stock in Star Systems, Inc. for Concord EFS, Inc., and $11.1 million from the sale of the Company’s interest in the Bank of Queensland and Concord EFS, Inc.

Net interest income for the second quarter of 2002 on a fully taxable equivalent basis was $93.0 million, down $23.7 million from $116.7 million the same quarter last year and down $1.9 million from the previous quarter. The decrease from prior year quarter was primarily due to divestitures relating to the strategic plan, the wind down of the Asia business, the managed reduction of loans in an effort to improve the Company’s credit profile, and lower returns earned on the increased liquidity of the Company. The Company’s net interest margin for the second quarter of 2002 was 3.97%, an increase from 3.93% in the previous quarter and from 3.91% in the second quarter last year.

The provision for loan and lease losses was $3.3 million for the second quarter 2002, down 48.2% from $6.4 million in the second quarter last year. The decrease reflects improvements in the Company’s asset quality and improvement in the coverage ratio of the allowance for loan and lease losses. The provision equaled net charge-offs for the quarter.

Non-performing assets were $78.8 million at June 30, 2002. Compared to December 31, 2001, non-performing assets decreased $0.9 million. Compared to June 30, 2001, non-performing assets declined $40.1 million or 33.7%.

In the second quarter of 2002, return on average assets (ROAA) and return on average equity (ROAE) were 1.23% and 9.94%, respectively, compared to 0.83% and 7.69% in the same 2001 quarter.

Total assets at June 30, 2002 were $9.8 billion, down from $10.2 billion at March 31, 2002, $10.6 billion at December 31, 2001 and $12.8 billion at June 30, 2001. The most significant reductions were in commercial loans and foreign loans resulting from the divestitures and managed reduction of loans in an effort to improve the Company’s credit profile.

BANK OF HAWAII CORPORATION AND SUBSIDIARIES

HIGHLIGHTS
(Unaudited)

Table 1

	Three Months Ended		Six Months Ended
Earnings Highlights and Performance Ratios	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(dollars in thousands except per share amounts)
Net Income	$31,016	$26,739	$62,072	$60,416
Basic Earnings Per Share	0.43	0.33	0.85	0.75
Diluted Earnings Per Share	0.42	0.32	0.83	0.74
Cash Dividends	13,068	14,427	26,245	28,790
Return on Average Assets	1.23%	0.83%	1.22%	0.91%
Return on Average Equity	9.94%	7.69%	9.96%	9.00%
Net Interest Margin	3.97%	3.91%	3.95%	3.94%
Efficiency Ratio	63.71%	75.15%	62.86%	66.69%

Statement of Condition Highlights and Performance Ratios		June 30, 2002	June 30, 2001
Total Assets		$9,823,348	$12,755,507
Net Loans		5,249,498	7,418,006
Total Deposits		6,455,268	8,108,468
Total Shareholders’ Equity		1,191,072	1,395,731
Book Value Per Common Share		$17.05	$17.24
Allowance / Loans Outstanding		2.94%	2.62%
Average Equity / Average Assets		12.27%	10.08%
Employees (FTE)		2,983	4,197
Branches and offices		97	163
Market Price Per Share of Common Stock for the Quarter Ended:
	Closing	$28.00	$25.79
	High	$29.86	$25.80
	Low	$25.45	$19.38

STATEMENT OF INCOME ANALYSIS

Net Interest Income

Average assets and liabilities declined 22.4% and 23.9%, respectively, in the second quarter of 2002 from the same quarter last year, mainly due to the divested businesses. The Company’s net interest margin was 3.97% in the quarter ended June 30, 2002, an increase of 6 basis points from the comparable period a year ago. Taxable-equivalent net interest income was $93.0 million for the second quarter of 2002, down $23.7 million, or 20.3% from the comparable period in 2001. The decline in net interest income was primarily due to the divestitures and the managed reduction of loans in an effort to improve the Company’s credit profile. Also contributing to the decline was the general declining interest rate environment. Since the end of the second quarter of 2001, as a result of actions of the Federal Reserve, the average prime interest rate has been reduced by 260 basis points. The Company is slightly asset sensitive and expects to benefit if and when short term interest rates begin to increase. The net interest margin is expected to remain near the current level for the remainder of the year. Presented in Table 2 are average balances, yields earned, and rates paid for the three and six months ended June 30, 2002 and June 30, 2001.

Consolidated Average Balances and Interest Rates Taxable Equivalent (Unaudited)

Table 2

	Three Months Ended June 30, 2002			Three Months Ended(1) June 30, 2001			Six Months Ended June 30, 2002			Six Months Ended(1) June 30, 2001
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in millions)
Earning Assets
Interest Bearing Deposits	$1,310.0	$6.0	1.84%	$414.3	$4.9	4.78%	$1,232.8	$11.1	1.81%	$373.5	$10.3	5.57%
Funds Sold	173.3	0.8	1.74	120.3	1.4	4.51	205.1	1.8	1.71	100.5	2.5	4.92
Investment Portfolio
—Held-To-Maturity	328.6	5.0	6.06	565.0	9.2	6.51	348.6	10.2	5.88	572.6	19.3	6.78
—Available for Sale	1,890.3	26.5	5.60	2,318.3	36.8	6.36	1,914.5	53.6	5.60	2,398.7	76.6	6.44
Loans Held For Sale	65.2	1.1	6.88	430.9	7.4	6.88	202.3	6.8	6.72	317.0	11.0	6.99
Net Loans and Lease Financing
Domestic
—Commercial and Industrial	1,061.1	13.5	5.12	1,865.5	34.4	7.39	1,105.7	28.0	5.12	2,095.7	83.0	7.98
—Construction	157.5	2.3	5.72	252.5	5.1	8.11	163.6	4.4	5.45	282.5	12.0	8.51
—Mortgage	2,985.4	52.3	7.01	3,481.1	68.1	7.85	3,001.5	105.6	7.04	3,543.3	138.3	7.88
—Installment	783.2	16.6	8.50	766.5	20.9	10.91	761.0	33.0	8.74	881.2	52.6	12.04
—Lease Financing	502.1	6.6	5.25	545.3	8.5	6.22	497.1	13.2	5.35	542.3	14.5	5.41

Total Domestic Loans	5,489.3	91.3	6.66	6,910.9	137.0	7.95	5,528.9	184.2	6.69	7,345.0	300.4	8.25
Foreign	14.1	—	—	1,136.9	19.2	6.80	14.3	0.1	1.66	1,206.9	41.1	6.87

Total Loans	5,503.4	91.3	6.65	8,047.8	156.2	7.79	5,543.2	184.3	6.68	8,551.9	341.5	8.05
Other	99.2	1.3	5.64	77.1	1.3	7.00	93.8	2.7	5.86	76.6	2.5	6.75

Total Earning Assets	9,370.0	132.0	5.64	11,973.7	217.2	7.28	9,540.3	270.5	5.69	12,390.8	463.7	7.55
Cash and Due From Banks	341.8			367.6			322.0			402.7
Other Assets	367.1			655.1			383.6			625.2

Total Assets	$10,078.9			$12,996.4			$10,245.9			$13,418.7

Interest Bearing Liabilities
Domestic Deposits
—Demand	1,974.6	4.4	0.88	1,905.0	9.3	1.95	1,954.9	8.7	0.90	1,956.4	20.9	2.16
—Savings	1,164.0	4.5	1.57	698.8	3.7	2.14	1,100.8	8.4	1.54	682.3	7.1	2.09
—Time	1,732.0	12.9	2.98	2,654.1	37.3	5.63	1,811.1	27.7	3.08	2,777.7	80.4	5.84

Total Domestic Deposits	4,870.6	21.8	1.79	5,257.9	50.3	3.83	4,866.8	44.8	1.86	5,416.4	108.4	4.04
Foreign Deposits
—Time Due to Banks	37.3	0.1	1.47	317.4	3.5	4.45	77.8	0.7	1.94	402.9	10.2	5.09
—Other Time and Savings	59.1	0.3	1.67	709.3	6.3	3.55	71.4	0.6	1.68	754.9	13.4	3.60

Total Foreign Deposits	96.4	0.4	1.59	1,026.7	9.8	3.83	149.2	1.3	1.82	1,157.8	23.6	4.12

Total Interest Bearing Deposits	4,967.0	22.2	1.79	6,284.6	60.1	3.83	5,016.0	46.1	1.86	6,574.2	132.0	4.05
Short-Term Borrowings	1,475.9	8.8	2.39	2,108.2	25.9	4.94	1,606.6	20.0	2.51	2,235.8	59.9	5.40
Long-Term Debt	507.1	8.0	6.37	864.5	14.5	6.71	522.6	16.4	6.32	890.1	29.8	6.75

Total Interest Bearing Liabilities	6,950.0	39.0	2.25	9,257.3	100.5	4.35	7,145.2	82.5	2.33	9,700.1	221.7	4.61

Net Interest Income		93.0			116.7			188.0			242.0
Interest Rate Spread			3.39%			2.93%			3.36%			2.94%
Net Interest Margin			3.97%			3.91%			3.95%			3.94%
Non-Interest Bearing Demand Deposits
—Demand	1,565.6			1,567.8			1,536.4			1,602.1
—Foreign	—			348.4			—			362.8

Total Demand Deposits	1,565.6			1,916.2			1,536.4			1,964.9
Other Liabilities	312.3			428.5			307.1			400.7
Shareholders’ Equity	1,251.0			1,394.4			1,257.2			1,353.0

Total Liabilities and Shareholders’ Equity	$10,078.9			$12,996.4			$10,245.9			$13,418.7

Provision for Loan and Lease Losses		3.3			6.4			11.6			58.9
Net Overhead		41.5			63.3			79.9			75.2

Income Before Income Taxes		48.2			47.0			96.5			107.9
Provision for Income Taxes		17.1			20.2			34.3			47.4
Tax-Equivalent Adjustment		0.1			0.1			0.1			0.1

Net Income		$31.0			$26.7			$62.1			$60.4

(1)	Adjusted to reflect the reclassification of other interest income and certain average balances.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $3.3 million for the three months ended June 30, 2002, compared to $6.4 million for the same period in 2001. The provision matched net charge-offs for the quarter. For further information on credit quality, refer to the section on “Corporate Risk Profile—Credit Risk—Allowance for Loan and Lease Losses” in this report.

Non-Interest Income

Non-interest income was $48.9 million for the three months ended June 30, 2002, compared to $98.0 million for the comparable period in 2001. The prior year included gains on the sale of Pacific Century Bank N.A.’s Arizona branches of $24.8 million and $11.1 million from the sale of the Company’s interest in the Bank of Queensland and Concord EFS, Inc. After excluding 2001 non-recurring gains and divested businesses, non-interest income from continuing businesses was $54.9 million in the second quarter of 2001.

Trust and asset management income declined to $14.2 million in the second quarter of 2002, a decrease of 7.0% from $15.2 million in the second quarter of 2001. The decrease was primarily attributable to reduced fees resulting from declines in values of assets under administration and the decline in interest rates.

Mortgage banking income was $3.1 million in the second quarter of 2002, a decrease of 34.1% from $4.7 million in the second quarter of 2001. The decrease was mainly due to declines in fee income as a result of decreased loan production.

Service charges on deposit accounts declined by 19.5% to $8.0 million in the second quarter of 2002 compared to the same period last year. The decline was primarily attributable to the divested businesses.

Fees, exchange, and other service charges were $13.1 million for the three months ended June 30, 2002 compared to $19.8 million for the same prior year period. The decrease was mainly due to the divested businesses and decreases in commercial loan fee income.

Gain on sales of banking operations, net of venture investment losses included the gain on sale of Pacific Century Bank N.A.’s Arizona branches of $24.8 million in the second quarter of 2001. There were no comparable transactions in 2002.

Sales of investment securities included a $7.4 million gain on the sale of the Company’s ownership interest in Concord EFS, Inc. and $3.7 million on the sale of its interest in the Bank of Queensland during the three months ended June 30, 2001.

Other operating income was $10.6 million for the second quarter of 2002, down $1.2 million from the second quarter of 2001. The divested businesses were the primary reason for the decrease. The decline was partially offset by an increase from annuity product sales.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2002 was $90.4 million, down 26.2% from $122.4 million, excluding restructuring and related costs of $38.9 million, in the comparable period of 2001. There were no restructuring and related costs for the three months ended June 30, 2002. Additional discussion of restructuring and related cost follows this section.

Salaries and pension and other employee benefits expense totaled $48.0 million in the second quarter of 2002, compared to $61.0 million for the corresponding period of 2001. Net occupancy and equipment expense in the second quarter of June 2002 was $19.3 million, a decrease of 22.7% from $25.0 million for the same period in 2001. Other operating expense decreased to $23.0 million in the second quarter of 2002 from $32.8 million for the same quarter in 2001. These decreases in expenses were primarily attributable to the divested businesses.

Restructuring

In April 2001, the Company announced a strategic plan designed to maximize shareholder value by strengthening its Hawaii and West Pacific operations and divesting most other holdings. The Company substantially completed its divestiture activities by the end of 2001, although a small amount of wrap-up activity was concluded in the first quarter of 2002 and resulted in $2.0 million of restructuring costs.

The first quarter expense of $2.0 million included $3.1 million of employee severance costs, $0.2 million of other costs, offset by adjustments of $1.3 million in previous estimates of foreign currency translation losses.

Activity in the Restructuring Accrual

(in millions)
Balance at December 31, 2001	$11.8
Restructuring Charges	2.0
Payments	(10.6)

Balance at March 31, 2002	3.2
Payments	(3.2)

Balance at June 30, 2002	$0.0

Income Tax Provision

The 35.6% effective tax rate for the second quarter of 2002 decreased from the second quarter of 2001 of 43.0% as the effective tax rate in the prior year reflected the impact from the divestitures and foreign taxes.

Continuing Businesses

Continuing businesses exclude the divested businesses (Pacific Century Bank N.A., Asia Division, South Pacific Division and the credit card business) and restructuring and non-core transactions. Table 3 presents results from continuing businesses for June 30, 2002 and 2001.

In the second quarter of 2002, net interest income for the continuing businesses increased $5.1 million compared to the same quarter in 2001, primarily due to increased liquidity and reductions in long-term debt. The decrease in the provision for loan and lease losses from the prior year is due to improved asset quality. Non-interest income decreased $6.0 million compared to the same quarter in 2001 primarily from reductions in consumer deposit fees, mortgage banking income, and foreign exchange income. Non-interest expense increased $1.0 million mainly due to increased education and training costs. Net income was $31.0 million, a decline of $1.6 million from the same quarter in 2001. Year to date net income increased by $2.4 million compared to the six months ended June 30, 2001.

Similar to business segment results, results of continuing businesses are determined based on the Company’s internal financial management reporting process and organizational structure. This process uses various techniques to assign balance sheet and income statement amounts, including allocations of overhead, credit loss provision, and capital. This process is dynamic and requires certain allocations based on judgment and subjective factors.

Continuing Businesses
Table 3

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(dollars in thousands)
Net Interest Income	$92,937	$87,823	$187,832	$179,976
Provision for Loan and Lease Losses	(3,324)	(2,572)	(11,616)	(14,622)

Net Interest Income After Provision for Loan and Lease Losses	89,613	85,251	176,216	165,354
Non-Interest Income	48,922	54,941	102,936	109,549
Non-Interest Expense(1)	90,374	89,339	180,807	175,759

Income Before Income Taxes	48,161	50,853	98,345	99,144
Provision for Income Taxes	(17,145)	(18,263)	(34,998)	(38,239)

Net Income(1)	$31,016	$32,590	$63,347	$60,905

Total Assets (End of Period)	$9,823,348	$10,269,270	$9,823,348	$10,269,270
Total Assets (Average)	$10,078,898	$9,509,503	$10,245,919	$9,718,204
Diluted Earnings Per Share(1)	0.42	0.39	0.84	0.74
Return on Average Equity(1)	9.94%	9.37%	10.16%	9.08%
Efficiency Ratio(1)	63.71%	62.58%	62.18%	60.71%

(1)	Adjusted to exclude goodwill amortization expense for 2001.

BALANCE SHEET ANALYSIS

Loans

As of June 30, 2002, loans outstanding, excluding loans held for sale, declined to $5.4 billion, from $5.7 billion at year-end 2001 and $7.6 billion at June 30, 2001. The decrease from June 30, 2001 was primarily due to the divested businesses and strategic risk reductions in the portfolio.

Table 4 presents the composition of the loan portfolio by major loan categories and Table 5 presents the composition of mortgage residential and installment loans by geographic area.

Loan Balances (Unaudited)

Table 4

	June 30 2002	March 31 2002	December 31 2001	June 30 2001
	(dollars in millions)
Domestic Loans
Commercial
Commercial and Industrial	$999.6	$1,120.5	$1,175.5	$1,778.0
Construction	148.6	161.4	169.6	246.0
Mortgage—Commercial	562.5	617.6	640.7	866.3
Consumer
Mortgage—Residential	2,360.5	2,409.1	2,419.4	2,481.4
Installment—Revolving	447.6	413.3	375.5	347.1
Non-Revolving	359.8	346.0	354.2	415.2
Lease Financing	500.9	504.7	493.4	550.3

Total Domestic	5,379.5	5,572.6	5,628.3	6,684.3

Foreign Loans	29.0	28.7	24.2	933.5

Total Loans	$5,408.5	$5,601.3	$5,652.5	$7,617.8

Table 5

Residential Mortgage and Installment Loans by Geographic Area

	June 30 2002	March 31 2002	December 31 2001	June 30 2001
	(dollars in millions)
Hawaii
Residential Mortgage	$2,293.1	$2,345.8	$2,345.4	$2,391.1
Installment
Revolving	436.6	401.8	373.4	346.1
Non-Revolving	238.7	219.5	213.7	258.3
West Pacific
Residential Mortgage	67.1	63.0	73.7	89.7
Installment
Revolving	11.0	11.5	2.1	1.0
Non-Revolving	88.0	92.5	104.3	118.5
American Samoa
Residential Mortgage	0.3	0.3	0.3	0.6
Installment—Non-Revolving	33.1	34.0	36.2	38.4

	$3,167.9	$3,168.4	$3,149.1	$3,243.7

Loans Held for Sale

Loans held for sale, primarily residential mortgage loans, totaled $48.4 million at June 30, 2002, compared to $456.7 million at December 31, 2001, a decrease of $408.3 million, and $571.4 million at June 30, 2001, a decrease of $523.0 million. The decrease resulted from planned sales of mortgage loans and reduced origination activity.

Investments

The Company’s investment portfolio is managed to meet strategic asset/liability objectives, to provide both interest income and balance sheet liquidity and to collateralize customer deposits. Available-for-sale securities at June 30, 2002 were $1.8 billion, compared to $2.0 billion at December 31, 2001, and $2.2 billion at June 30, 2001. Securities held to maturity were $312.5 million at June 30, 2002, declining from $396.2 million at December 31, 2001 and $530.8 million at June 30, 2001. These decreases were largely due to maturities. At June 30, 2002 and December 31, 2001 investment securities with a book value of $1.9 billion and $2.1 billion, respectively, were pledged as collateral for repurchase agreements.

Other short-term interest-earning assets totaled $1.5 billion at June 30, 2002, compared to $1.2 billion and $784.6 million at December 31, 2001 and June 30, 2001, respectively. The increase from the same period in the prior year was mainly due to the use of proceeds from the sales of the divested businesses and loan portfolio sales, which enabled the Company to improve its liquidity. The increase in interest bearing deposits was due to the desire to remain liquid in the current low interest rate environment.

Deposits

As of June 30, 2002, deposits totaled $6.5 billion, down $0.2 billion from $6.7 billion at December 31, 2001 and down $1.6 billion from $8.1 billion at June 30, 2001. Compared to June 30, 2001, domestic deposits decreased $0.5 billion, primarily due to the sale of Pacific Century Bank branches, while foreign deposits declined by $1.2 billion due to the sale of the South Pacific operations and the Company’s decision to exit Asia. During the second quarter of 2002, the Company experienced growth in demand and savings deposits, while continuing to manage down its higher cost time deposits.

Table 6 presents average deposits by type for the quarters ended June 30, 2002, December 31, 2001 and June 30, 2001.

Table 6

Average Deposits

	Three Months Ended June 30, 2002		Three Months Ended December 31, 2001		Three Months Ended June 30, 2001
	Amount	Mix	Amount	Mix	Amount	Mix
	(dollars in millions)
Domestic
Non-Interest Bearing Demand	$1,565.6	24.0%	$1,397.8	19.1%	$1,567.8	19.1%
Interest-Bearing Demand	1,974.6	30.2%	1,774.7	24.2%	1,905.0	23.2%
Regular Savings	1,164.0	17.8%	958.3	13.1%	698.8	8.5%
Time Certificates of Deposit ($100,000 or More)	843.5	12.9%	990.8	13.5%	1,250.2	15.3%
All Other Time and Savings Certificates	888.5	13.6%	1,057.4	14.5%	1,403.9	17.1%

Total Domestic	6,436.2	98.5%	6,179.0	84.4%	6,825.7	83.2%

Foreign
Non-Interest Bearing Demand	—	—	328.0	4.5%	348.4	4.2%
Time Due to Banks	37.3	0.6%	365.5	5.0%	317.4	3.9%
Other Time and Savings	59.1	0.9%	445.9	6.1%	709.3	8.7%

Total Foreign	96.4	1.5%	1,139.4	15.6%	1,375.1	16.8%

Total	$6,532.6	100.0%	$7,318.4	100.0%	$8,200.8	100.0%

Borrowings

Short-term borrowings, including funds purchased and securities sold under agreements to repurchase, totaled $1.3 billion at June 30, 2002, $1.8 billion at December 31, 2001 and $2.0 billion at June 30, 2001. Long-term debt at June 30, 2002 decreased to $504.3 million from $570.4 million at December 31, 2001 and $846.4 million at June 30, 2001. The decline in borrowings reflected the lower funding needs of the Company.

Shareholders’ Equity

The Company’s capital position remains strong. Total capital decreased to $1,191.1 million at June 30, 2002, from $1,247.0 million at December 31, 2001 and from $1,395.7 million at June 30, 2001. The reduction in capital is attributable to the Company’s common stock repurchase programs. A further discussion of the Company’s capital is included in the Corporate Risk Profile section of this report.

LINE OF BUSINESS FINANCIAL REVIEW

Business Segment performance information is presented in Note 3 to the financial statements. The following is a discussion of segment performance.

Retail Banking

The Company’s retail banking franchise and market share are key strengths of the Company. Retail Banking provides checking and savings products for the consumer and small business segments, merchant services, installment, home equity and mortgage lending products, as well as other products and services. The increase in Retail Banking’s net-interest income for the three months and six months ended June 30, 2002 compared to the same periods in 2001 was a result of increased deposit spread revenue due to the lower average cost of consumer deposit accounts. The decrease in non-interest income for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 was primarily due to decreases in mortgage banking revenue and lower consumer deposit fees. The decrease in non-interest expense for the three and six months ended June 30, 2002 compared to the prior period, was a result of lower incentive compensation paid on the decreased mortgage origination volume.

Commercial Banking

The Commercial Banking segment offers an array of products including corporate banking, commercial demand and time products, lease financing, commercial real estate loans, cash management products and auto dealer financing. The Company’s West Pacific and Japan Marketing Divisions are included in this segment. For the three months ended June 30, 2002, total average assets declined 23% from the same period last year as a result of continued efforts to improve the quality of the loan portfolios. Excluding the provision for loan and lease losses, the decline in total revenue for the three months ended June 30, 2002 was attributable to reductions in the loan portfolio. The decrease in non-interest expense was a result of expense reduction initiatives.

Investment Services Group

The Investment Services Group offers private banking, trust services, asset management, investments such as mutual funds and stocks, financial planning, and insurance. A significant portion of the segment’s income is derived from fees, which are generally based on the market values of assets under management. Income from trust and asset management services declined from last year due to the declines in values of assets under management; however, this decline was offset by an increase in fixed annuity commissions and higher insurance commissions resulting from higher property and casualty insurance premiums. The increase in non-interest expense for the three months ended June 30, 2002 from the comparable period of 2001 was primarily due to additional salaries expense.

Treasury and Other Corporate

The primary component of this segment is Treasury, which consists of corporate asset and liability management activities including investment securities, federal funds purchased and sold, government deposits, short and long-term borrowings, and managing interest rate and foreign currency risks. Additionally, the net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with eliminations of intercompany transactions and other minor unallocated amounts. The increase in net interest income for the three months ended June 30, 2002 compared to the same period in 2001 was due to the earnings on increased liquidity as a result of the divestitures. Second quarter 2002 non-interest income declined from 2001 due to lower foreign exchange income. Non-interest expense increased over the previous year due to severance expenses recorded and temporary staffing, professional and management fees. This segment experienced negative NIACC because a charge for excess equity is included in the NIACC calculation; however, RAROC is calculated without the excess capital charge.

Divestiture Businesses

For the second quarter of 2001, this segment reported the results of the businesses the Company planned to divest or close.

Corporate Restructuring and Other Related Activities

This segment reflects the implementation of the Company’s strategic plan to improve credit quality and to divest underperforming businesses. For 2001, this category included the gains and costs of divesting businesses (the credit card portfolio, Pacific Century Bank branches, Asia Division and the South Pacific Division) and the costs of restructuring the Company; and included losses associated with accelerated resolution of credit problems undertaken during the period.

Additional indicators of performance adopted by the Company include:

Economic

NIACC (Net Income After Capital Charge): The key indicator of creating value for the shareholder, it is determined by subtracting a charge for capital from economic net income. Positive value is created by generating net income above the Company’s estimated cost of capital.

RAROC (Risk Adjusted Return on Capital): A complementary measure that indicates the economic return produced by the business on the risk-adjusted capital assigned to it.

GAAP

Net income:    Net income generated by the business using measurement practices consistent with accounting principles generally accepted in the United States.

The key differences between the derivation of Economic and GAAP results are:

Provision for Loan and Lease Losses: The GAAP provision is an estimate of the change in risk in the current period, measured in accordance with generally accepted accounting principles. The economic provision represents estimated losses in the credit portfolio assuming a “normalized” economic environment and loss rate over the business cycle. Consequently, there is no recognition of the free funds value of the allowance for loan and lease losses under Economic accounting.

Excess Capital Funding Value: GAAP net income includes the free funding value of a share of the Company’s excess capital not allocated to the segments to cover risk. Economic results are based on risk-adjusted capital, necessitating adjustment for the excess capital funding value.

Economic NIACC and RAROC for each segment for the three and six months ended June 30, 2002 and 2001 are presented in Table 7.

Economic NIACC and RAROC

Table 7

	Retail	Commercial	Investment Services Group	Divestiture Businesses	Treasury and Other Corporate	Restructuring and Other Related Activities
	(dollars in thousands)
Three Months Ended June 30, 2002
NIACC (Economic)	$6,339	$2,093	$(195)	$—	$(16,841)	$—
RAROC (Economic)	25%	16%	11%	—	57%	N/A

Three Months Ended June 30, 2001
NIACC (Economic)	$4,255	$3,100	$2,245	$(10,197)	$(10,702)	$(4,076)
RAROC (Economic)	21%	17%	14%	1%	10%	N/A

Six Months Ended June 30, 2002
NIACC (Economic)	$15,430	$3,505	$1,170	$—	$(33,405)	$(1,275)
RAROC (Economic)	28%	15%	15%	—	41%	N/A

Six Months Ended June 30, 2001
NIACC (Economic)	$10,062	$4,274	$2,885	$(20,489)	$(15,890)	$21,163
RAROC (Economic)	22%	15%	15%	2%	10%	N/A

FOREIGN OPERATIONS

The countries in which the Company maintains its largest exposure on a cross-border basis include the United Kingdom, Canada, the Netherlands, and Australia. Table 8 presents as of June 30, 2002, December 31, 2001, and June 30, 2001, a geographic distribution of the Company’s cross-border assets for each country in which such assets exceeded 0.75% of total assets.

Geographic Distribution of Cross-Border International Assets

Table 8

Country	June 30, 2002	December 31, 2001	June 30, 2001
	(dollars in millions)
Australia	$166.4	$116.0	$—
Belgium	125.1	—	—
Canada	278.6	119.9	—
France	—	—	98.6
Germany	101.0	188.2	—
Japan	—	81.9	126.1
South Korea	—	—	143.2
Netherlands	215.1	192.9	—
Singapore	122.1	140.6	—
United Kingdom	313.1	257.9	212.6
All Others	163.7	281.9	420.6

	$1,485.1	$1,379.3	$1,001.1

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

CORPORATE RISK PROFILE

Credit quality continued to benefit from the improving Hawaii and national economies as evidenced by the recent encouraging trends in credit losses and further improvement in internal credit risk ratings.

Concentration of Credit Risk

Concentration of credit risk to certain industries and the amount of syndicated loan exposure are summarized in Table 9.

Selected Concentrations of Credit Exposure
As of June 30, 2002

Table 9

	Outstandings	Unused Commitments	Total Exposure
	(dollars in millions)
Air Transportation
Regional Passenger Carriers	$51	$7	$58
United States Based Passenger Carriers	49	—	49
International Based Passenger Carriers	32	—	32
Cargo Carriers	15	—	15

Total Air Transportation	$147	$7	$154

Lodging
National Hotel Companies	$31	$73	$104
Hawaii Hotels	105	32	137
West Pacific Hotels	43	—	43

Total Lodging	$179	$105	$284

Telecommunication Companies	$8	$37	$45

Syndicated Exposure	$348	$1,096	$1,444

The credit exposures to the air transportation, lodging, and telecommunication industries were current at June 30, 2002. Approximately 80% of the Hawaii and West Pacific hotel loans are collateralized by hotel properties or guaranteed by either financial institutions or entities with limited exposure to tourism.

Non-Performing Assets

Non-performing assets were $78.8 million at the end of the second quarter 2002, down 13.1% from $90.7 million at the end of the first quarter 2002. Compared to the same quarter last year, non-performing assets were down $40.1 million, or 33.7%. At June 30, 2002 the ratio of non-performing assets to total loans plus foreclosed assets and non-performing loans held for sale was 1.45%, down from 1.61 % at March 31, 2002 and 1.55% at June 30, 2001. The decrease in non-performing assets was largely due to sales of a nationally syndicated credit and one Hawaii loan held for sale as well as the return to accrual of two loans to Hawaii based borrowers. These reductions were partially offset by the addition of two credits in the West Pacific region.

Non-accrual loans were $61.6 million at June 30, 2002, up slightly from the $60.8 million at December 31, 2001. Non-accrual loans at June 30, 2002 were down $5.7 million, or 8.5% from June 30, 2001. Non-accrual loans as a percentage of total loans were 1.14% at June 30, 2002, unchanged from the previous quarter and up from 0.88% in the same period last year. The increase in the ratio from the prior year is mainly due to a $2.2 billion decrease in loans outstanding resulting from the divestiture of operations in the South Pacific and Pacific Century Bank, the exit from Asia in the prior year, and significant reductions in national syndicated loans.

Foreclosed assets were $17.2 million at the end of the second quarter of 2002, a decrease of $2.0 million from the prior quarter and $22.9 million from the second quarter last year. The current quarter decrease resulted from the sales of several small loans while the decrease from the prior year is due to the sale of two large properties in Hawaii.

Impaired loans at June 30, 2002 of $69.8 million declined $15.5 million from $85.3 million at March 31, 2002, and increased $2.6 million from $67.2 million at December 31, 2001. These loans had a related allowance for loan losses that totaled $10.7 million at June 30, 2002.

A further reduction in non-performing assets is anticipated by the end of 2002.

Accruing loans past due 90 days or more were $1.5 million at June 30, 2002, down from $4.9 million at year-end 2001 and $6.2 million at June 30, 2001.

For further information on non-performing assets refer to Table 10.

Table 10

Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More (Unaudited)

	June 30 2002	March 31 2002	December 31 2001	Sept 30 2001	June 30 2001
	(dollars in millions)
Non-Accrual Loans
Commercial	$22.3	$27.4	$18.9	$10.5	$11.8
Real Estate
Construction	0.7	1.0	9.3	0.7	5.8
Mortgage—Commercial	17.4	15.1	16.3	12.8	14.4
—Residential	14.3	15.7	15.4	19.5	16.2
Installment	—	0.1	0.1	0.1	0.2
Lease Financing	6.9	4.4	0.8	1.0	0.4
Foreign	—	—	—	17.2	18.5

Total Non-Accrual Loans	61.6	63.7	60.8	61.8	67.3
Non-Accrual Loans Held For Sale	—	7.8	1.7	7.4	11.5
Foreclosed Real Estate
Domestic	17.2	19.2	17.2	36.9	39.8
Foreign	—	—	—	0.3	0.3

Total Foreclosed Real Estate	17.2	19.2	17.2	37.2	40.1

Total Non-Performing Assets	$78.8	$90.7	$79.7	$106.4	$118.9

Accruing Loans Past Due 90 Days or More
Commercial	$—	$0.2	$0.1	$0.1	$0.2
Real Estate
Mortgage—Commercial	—	1.2	—	—	—
—Residential	0.9	2.1	3.8	3.4	3.7
Installment	0.5	0.7	0.9	1.0	1.8
Lease Financing	0.1	0.1	0.1	—	0.1
Foreign	—	—	—	0.8	0.4

Total Accruing and Past Due	$1.5	$4.3	$4.9	$5.3	$6.2

Total Loans	$5,408.5	$5,601.3	$5,652.5	$6,766.6	$7,617.8

Ratio of Non-Accrual Loans to Total Loans	1.14%	1.14%	1.08%	0.91%	0.88%

Ratio of Non-Performing Assets to Total Loans, Foreclosed Real Estate and Non-Performing Loans Held for Sale	1.45%	1.61%	1.41%	1.56%	1.55%

Ratio of Non-Performing Assets and Accruing Loans Past Due 90 Days or More to Total Loans	1.48%	1.70%	1.50%	1.65%	1.64%

Quarter to Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$90.7	$79.7	$106.4	$118.9	$119.5
Additions	20.5	36.4	43.8	23.2	23.8
Reductions
Payments and Sales of Loans	(20.6)	(12.9)	(40.9)	(25.8)	(14.4)
Return to Accrual	(6.2)	(6.3)	(3.6)	(0.9)	(2.5)
Sales of Foreclosed Assets	(3.5)	(0.9)	(21.9)	(2.2)	(1.6)
Charge-offs	(2.1)	(5.3)	(4.1)	(6.8)	(5.9)

Total Reductions	(32.4)	(25.4)	(70.5)	(35.7)	(24.4)

Balance at End of Quarter	$78.8	$90.7	$79.7	$106.4	$118.9

Allowance for Loan and Lease Losses

The Allowance for Loan and Lease Losses (Allowance) at June 30, 2002 was $159.0 million or 2.94% of loans, unchanged from March 31, 2002 and December 31, 2001. The Allowance at June 30, 2002 declined $40.8 million from the prior year level of $199.8 million or 2.62% of loans outstanding. The decrease from the prior year reflects significant improvement in asset quality, reductions in national syndicated loans, as well as a release of allowance components related to the divestitures. A summary of the activity for the Allowance is presented in Table 11.

Net charge-offs for the second quarter of 2002 were $3.3 million or 0.24% of total average loans (annualized), compared to $6.9 million or 0.34% of total average loans (annualized) for the same period last year. Current quarter charge-offs of $7.5 million were partially offset by recoveries of $4.2 million. Net charge-offs for the first six months of 2002 of $11.6 million or 0.42% of loans were down significantly from $104.6 million or 2.47% of loans for the same period last year. The relatively high level of net charge-offs in the first six months of last year are primarily related to exiting several higher risk credit relationships in the first quarter.

With the improvement in the Hawaii economy and the continued improvement in loan quality, the Company anticipates that the need for, and accordingly the level of the Allowance will be reduced. The timing and amount of any reduction will depend on the level of risk in the loan portfolios. Portfolio risk and economic conditions will continue to be evaluated quarterly, and provisions for loan losses will be recorded only to the extent necessary to maintain the Allowance at an appropriate level.

Consolidated Allowance for Loan and Lease Losses (Unaudited)

Table 11

	Three Months Ended June 30, 2002	Three Months Ended March 31, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(dollars in millions)
Balance of Allowance for Loan and Lease Losses at Beginning of Period	$159.0	$159.0	$199.8	$159.0	$246.2
Loans Charged-Off
Commercial	(2.4)	(7.3)	(8.9)	(9.7)	(84.4)
Real Estate:
Construction	—	(0.5)	—	(0.5)	—
Mortgage—Commercial	(0.4)	—	(1.6)	(0.4)	(13.5)
—Residential	(1.3)	(1.4)	(1.7)	(2.7)	(4.2)
Installment	(2.9)	(3.9)	(4.2)	(6.8)	(9.6)
Foreign	—	—	(3.9)	—	(13.9)
Lease Financing	(0.5)	—	—	(0.5)	(0.1)

Total Charge-Offs	(7.5)	(13.1)	(20.3)	(20.6)	(125.7)

Recoveries on Loans Previously Charged-Off
Commercial	2.3	0.7	4.3	3.0	7.0
Real Estate:
Mortgage—Commercial	0.1	1.8	0.8	1.9	1.1
—Residential	0.3	0.3	0.3	0.6	0.5
Installment	1.6	1.9	1.6	3.5	3.4
Foreign	(0.1)	0.1	6.3	—	8.9
Lease Financing	—	—	0.1	—	0.2

Total Recoveries	4.2	4.8	13.4	9.0	21.1

Net Loan Charge-Offs	(3.3)	(8.3)	(6.9)	(11.6)	(104.6)
Provision for Loan and Lease Losses	3.3	8.3	6.4	11.6	58.9
Foreign Currency Translation	—	—	0.5	—	(0.7)

Balance at End of Period	$159.0	$159.0	$199.8	$159.0	$199.8

Average Loans Outstanding	$5,503.4	$5,583.3	$8,047.8	$5,543.2	$8,551.9
Ratio of Net Charge-Offs to Average Loans Outstanding (annualized)	0.24%	0.60%	0.34%	0.42%	2.47%
Ratio of Allowance to Loans and Leases Outstanding	2.94%	2.84%	2.62%	2.94%	2.62%

Market Risk

The Company manages assets and liabilities in an effort to maximize long term, risk adjusted returns to shareholders. The Company’s asset and liability management process involves measuring, monitoring, controlling and managing financial risks that can significantly impact financial position and operating results. Financial risks in the form of interest rate sensitivity, foreign currency exchange fluctuations, liquidity, and capital adequacy are balanced with expected returns with the objective to maximize earnings performance and shareholder value, while limiting the volatility of each.

The activities associated with these financial risks are categorized into either “other than trading” or “trading.”

Other Than Trading Activities

A key element in the Company’s ongoing process to measure and monitor interest rate risk is the utilization of a net interest income (NII) simulation model. This model is used to estimate the amount that NII will change over a one-year time horizon under various interest rate scenarios using numerous assumptions, which management believes are reasonable. The NII simulation model captures the dynamic nature of the balance sheet and provides a sophisticated estimate rather than a precise prediction of NII’s exposure to higher or lower interest rates.

Table 12 presents, as of June 30, 2002, December 31, 2001 and June 30, 2001, the estimate of the change in NII that would result from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for NII. During the second quarter, the Company maintained its strong liquidity position. NII continues to be asset-sensitive. The resulting estimated NII exposure is within the approved Asset Liability Management Committee guidelines.

Market Risk Exposure to Interest Rate Changes

Table 12

	June 30, 2002		December 31, 2001		June 30, 2001
	Interest Rate Change (in basis points)		Interest Rate Change (in basis points)		Interest Rate Change (in basis points)
	-200	+200	-200	+200	-200	+200
Estimated Exposure as a Percent of Net Interest Income	(4.3)%	8.0%	(0.3)%	3.5%	(1.7)%	0.7%

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

Table 13 presents, as of June 30, 2002, December 31, 2001 and June 30, 2001, the Company’s foreign currency exposure from its net investment in subsidiaries and branch operations that were denominated in a foreign currency as measured by the VAR. This table shows the results of the divestiture program. Net investments at June 30, 2002 are unrepatriated funds that cannot be returned until foreign administrative requirements are satisfied.

Market Risk Exposure From Changes in Foreign Exchange Rates

Table 13

	June 30, 2002		December 31, 2001		June 30, 2001
	Book Value	Value-at-Risk	Book Value	Value-at-Risk	Book Value	Value-at-Risk
	(dollars in millions)
Net Investments in Foreign Subsidiaries & Branches
Japanese Yen	$—	$—	$1.1	$0.2	$10.3	$1.8
Korean Won	0.1	0.02	2.1	0.3	27.9	4.4
Pacific Franc(1)	—	—	—	—	23.1	4.3
Other Currencies	0.2	0.01	0.1	0.1	(4.3)	13.5

Total	$0.3	$0.03	$3.3	$0.6	$57.0	$24.0

(1)
Net of $33 million borrowing at June 30, 2001, denominated in euro and foreign exchange hedge transactions of $24 million at June 30, 2001. There were no borrowing or foreign exchange hedge transactions related to the foreign subsidiaries and branches at June 30, 2002, and December 31, 2001.

Trading Activities

Trading activities include foreign currency and foreign exchange contracts that expose the Company to a minor degree of foreign currency risk. The Company, however, manages its trading account such that it does not maintain significant foreign currency open positions. The exposure from foreign currency trading positions measured by VAR methodology as of June 30, 2002 continues to be immaterial.

Liquidity Management

Liquidity is managed in an effort to ensure that the Company has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner. The Company’s liquidity management process is described in the 2001 Annual Report to Shareholders on Form 10-K.

Bank of Hawaii and First Savings are both members of the Federal Home Loan Bank of Seattle (FHLB). The FHLB is a source of short and long-term funding for these institutions. Borrowings from the FHLB were $89.5 million at June 30, 2002, compared to $147.0 million at December 31, 2001 and $456.1 million at June 30, 2001.

Additionally, Bank of Hawaii maintains a $1 billion senior and subordinated bank note program. Under this facility, Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. Subordinated notes outstanding under this bank note program totaled $125 million at June 30, 2002, December 31, 2001 and June 30, 2001.

Capital Management

The Company manages its capital level over the long term, in an effort to optimize shareholder value, support asset growth, reflect risks inherent in its markets, provide protection against unforeseen losses and comply with regulatory requirements. Capital levels are reviewed relative to the Company’s risk profile and current and projected economic conditions. The Company’s objective is to hold sufficient capital on a regulatory basis to exceed the minimum guidelines of a “well-capitalized” financial institution.

At June 30, 2002, the Company’s shareholders’ equity totaled $1,191 billion, a 4.5% decrease from December 31, 2001. The decrease in shareholders’ equity during the first half of 2002 was primarily attributable to the Company’s repurchase of its common stock under the repurchase programs and cash dividends, partially offset by net income, net unrealized gains in the investment portfolio, and stock issued under various stock option plans.

In January 2002, the Company’s Board of Directors approved a $300 million common stock repurchase program. This program was in addition to the 2001 programs totaling $270 million. During the quarter ended June 30, 2002, 3.9 million shares were repurchased at an average cost of $28.53 per share, totaling $111.5 million. As of June 30, 2002, the Company had repurchased a total of 12.9 million shares under all share repurchase programs. Subsequent to June 30, 2002, the Company repurchased 1,747,100 shares at an average cost of $26.71 per share for a total of $46.7 million through July 31, 2002, resulting in remaining buyback authority under the existing repurchase programs of $199.0 million.

The Company’s regulatory capital ratios at June 30, 2002 exceeded the minimum threshold levels established by federal bank regulators to qualify an institution as well-capitalized, which are as follows: Tier 1 Capital—6%; Total Capital—10%; and Leverage—5%. The Company’s regulatory capital ratios are shown on Table 14, along with the activities and balances in the Company’s capital accounts. During the quarter, the Company’s capital ratios and liquidity remained high.

Equity Capital

Table 14

	Six Months Ended June 30, 2002	Year Ended December 31, 2001	Six Months Ended June 30, 2001
	(dollars in millions)
Source of Shareholders’ Equity
Net Income	$62.1	$117.8	$60.4
Dividends Paid	(26.2)	(56.6)	(28.8)
Dividend Reinvestment Program	1.5	2.8	1.4
Stock Issued for Acquisition	—	1.3	—
Stock Repurchases	(128.7)	(195.7)	—
Other(1)	35.4	76.0	61.4

Increase (Decrease) in Shareholders’ Equity	$(55.9)	$(54.4)	$94.4

	—

Regulatory Capital
Shareholders’ Equity	$1,191.1	$1,247.0	$1,395.7
Add: 8.25% Capital Securities of Bancorp Hawaii Capital Trust I	92.3	100.0	100.0
Minority Interest	—	—	4.0
Less: Goodwill	36.2	26.7	127.4
Unrealized Valuation and Other Adjustments	30.5	22.9	25.0

Tier I Capital	1,216.7	1,297.4	1,347.3
Allowable Reserve for Loan Losses	75.2	83.0	112.6
Subordinated Debt	124.7	148.4	148.4

Total Capital	$1,416.6	$1,528.8	$1,608.3

Risk Weighted Assets	$5,932.4	$6,559.6	$8,918.9

Key Capital Ratios
Growth (Decrease) in Common Equity	(4.49)%	(4.18)%	7.25%
Average Equity/Average Assets Ratio	12.27%	10.60%	10.08%
Tier I Capital Ratio	20.51%	19.76%	15.11%
Total Capital Ratio	23.88%	23.29%	18.03%
Leverage Ratio	12.11%	11.20%	10.47%

(1)
Includes profit sharing; stock options and directors’ restricted shares and deferred compensation plans; and unrealized valuation adjustments for investment securities, foreign currency translation and pension liability.

Key Systems Replacement Project

In an effort to reduce its operating costs over the long term, the Company announced on July 22, 2002 that it has entered into an agreement with Metavante Corporation, which will serve as the Company’s primary technology systems provider. Metavante currently provides services to over 5,100 clients, including the largest 20 banks in the United States. The Company will convert its key systems, including loans and deposits, to Metavante’s state-of-the-industry computer system. The new systems are intended to enhance customer service and convenience, as well as improve the Company’s efficiency. This seven year outsourcing arrangement is similar to those used by other Hawaii banks and is expected to be operational in the third quarter of 2003.

In connection with this decision, the Company estimates that it will recognize mainframe system transition charges of approximately $35 million over the next five quarters. These estimated charges are comprised of $12 million in conversion and implementation costs, $11 million in accelerated depreciation on the existing systems and other equipment costs, $6 million in severance and outplacement costs, and $6 million in other costs. The rescale of the Company’s key technology services is anticipated to result over the next year in a reduction of approximately 250 employees. In the third quarter of 2002, incremental system conversion costs, which will be separately identified, are estimated to be approximately $7.8 million. Beginning in the third quarter of 2003, the conversion should provide annual cost savings of over $17 million compared to current expense levels.

Economic Outlook

Hawaii’s economy has recovered from the adverse impact of last year’s terrorist attack. While June jobs remain down 0.5% from one year ago, annualized 2002 job growth of 3.3% through June points to a rapid employment recovery. Real estate and construction activity continue to lead the Hawaii economy, with volumes and valuations reaching new highs in some categories. Hawaii’s seasonally adjusted unemployment rate continued declining to 4.0% in June 2002, one-half of a percentage point below third quarter 2001 and down from the November 2001 peak of 5.7%.

Domestic visitor arrivals during June 2002 were up 3.7% from one year ago and visitor days rose 4.2%. International visitors, who normally represent approximately one-quarter of total visitors, remained down 10% to 15% in recent months. Recent strengthening of yen-dollar exchange rates and other currency trends are boosting the foreign travel recovery, a shortfall already offset by the rebound in domestic travel. Combined domestic and international visitor days in June were up 0.5% from one year ago.

Earnings Outlook

The Company’s previously published earnings guidance for the full year 2002 of $120 million in net income remains unchanged. Given the improvement in the Hawaii economy and recent encouraging trends in credit losses, the Company expects to reduce its allowance for loan and lease losses. The amount of the allowance will be based on evaluations of credit risk and the periodic provision for loan and lease losses, if any, will be based on required allowance levels. Based on current conditions, the Company does not expect to continue to record a provision for loan losses equal to the amount of net charge-offs.

The cost to convert its key systems will be incurred during the conversion period beginning next quarter and continuing through the third quarter of 2003. Under new accounting standards included in SFAS 146, severance costs will be recognized throughout the conversion period. The costs of abandoning software and hardware assets will be reflected as accelerated amortization and depreciation over the conversion period. Costs of conversion services and other related costs will be recognized as incurred. The Company will disclose system conversion costs on a separate line of the income statement in future periods.

For the third quarter of 2002, operating income is expected to approximate the levels of second quarter. The amount of the provision for loan losses, if any, will depend on determinations of credit risk that will be made near the end of the quarter. Earnings per share and return on equity projections are dependent upon the terms and timing of share repurchases.

Item 3.     Quantitative and Qualitative Disclosures of Market Risk

See Management’s Discussion and Analysis of Results of Operations and Financial Condition-Market Risk.

Part II.—Other Information

Items 1 to 3 and Item 5 omitted pursuant to instructions.

Item 4— Submission of Matters to a Vote of Shareholders

At the annual shareholders meeting held on April 26, 2002, the following matters were submitted to a vote of the shareholders:

a.  Election of Directors—Three directors whose terms in office were expiring as well as one new director nominee were elected to the Board of Directors as follows:

Peter D. Baldwin
Votes cast for: 61,367,454
Votes cast against: 0
Votes withheld: 1,537,267

Robert A. Huret
Votes cast for: 61,227,797
Votes cast against: 0
Votes withheld: 1,676,924

Donald M. Takaki
Votes cast for: 61,061,539
Votes cast against: 0
Votes withheld: 1,843,182

Robert W. Wo, Jr.
Votes cast for: 61,186,255
Votes cast against: 0
Votes withheld: 1,718,466

b.  Amendment to the Company’s Certificate of Incorporation to change the name of the Company to Bank of Hawaii Corporation:

Votes cast for: 62,437,364
Votes cast against: 380,959
Votes abstained: 86,398

c.  Election of an Independent Auditor-Ernst & Young, LLP:

Votes cast for: 59,016,987
Votes cast against: 3,417,469
Votes abstained: 470,265

Item 6— Exhibits and Reports on Form 8-K

(a)  Exhibit Index

Exhibit Number

12	Statement Regarding Computation of Ratios

99	Additional Exhibits

(b)  The following reports on Form 8-K were filed during the quarter ended June 30, 2002:

Current Report on Form 8-K dated April 26, 2002 and filed May 1, 2002, reporting Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF HAWAII CORPORATION

By:	/s/ MICHAEL E. O’NEILL
Michael E. O’Neill Chairman, Chief Executive Officer and President

By:	/s/ ALLAN R. LANDON
Allan R. Landon Vice Chairman, Treasurer and Chief Financial Officer

By:	/s/ RICHARD C. KEENE
Richard C. Keene Executive Vice President and Controller
Date August 12, 2002