Form 10-Q
period 2002-09-30
BANK OF HAWAII CORP
filed 2002-10-29
CIK 46195

U N I T E D   S T A T E S

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _______________

Commission File Number 1-6887

BANK OF HAWAII CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(IRS Employer Identification No.)

130 Merchant Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)
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

Common Stock, $.01 Par Value; outstanding at October 22, 2002 – 64,825,194 shares

Index

Bank of Hawaii Corporation and Subsidiaries

Part I. — Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Income—Three months and Nine months ended September 30, 2002 and 2001

Consolidated Statements of Condition—September 30, 2002, December 31, 2001, and September 30, 2001

Consolidated Statements of Shareholders’ Equity—Nine months ended September 30, 2002 and 2001

Consolidated Statements of Cash Flows—Nine months ended September 30, 2002 and 2001

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Item 4.	Controls and Procedures

Part II. — Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Certifications

Bank of Hawaii Corporation and subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands except per share amounts)	2002	2001	2002	2001

Interest Income
Interest and Fees on Loan and Leases	$89,335	$143,205	$280,421	$495,732
Income on Investment Securities—Held to Maturity	4,847	8,007	14,939	27,120
Income on Investment Securities—Available for Sale	25,291	31,390	78,886	107,982
Deposits	5,384	9,413	16,442	19,738
Funds Sold and Security Resale Agreements	914	1,781	2,669	4,231
Other	1,575	1,384	4,302	3,948

Total Interest Income	127,346	195,180	397,659	658,751
Interest Expense
Deposits	20,547	50,145	66,691	182,147
Security Repurchase Agreements	7,039	17,576	25,588	63,049
Funds Purchased	299	1,279	775	9,735
Short-Term Borrowings	334	2,019	1,272	8,013
Long-Term Debt	6,946	12,459	23,320	42,232

Total Interest Expense	35,165	83,478	117,646	305,176

Net Interest Income	92,181	111,702	280,013	353,575
Provision for Loan and Lease Losses	—	919	11,616	59,798

Net Interest Income After Provision for Loan and Lease Losses	92,181	110,783	268,397	293,777
Non-Interest Income
Trust and Asset Management	13,655	13,999	42,648	45,041
Mortgage Banking	4,037	10,411	15,300	20,192
Service Charges on Deposit Accounts	7,925	9,592	24,291	29,409
Fees, Exchange, and Other Service Charges	13,114	17,587	38,631	60,837
Gain on Sales of Banking Operations, Net of Venture Investment Losses	—	47,771	—	144,680
Investment Securities Gains	—	935	3	32,914
Other	9,517	13,060	30,311	38,720

Total Non-Interest Income	48,248	113,355	151,184	371,793
Non-Interest Expense
Salaries	38,837	50,341	117,437	149,791
Pensions and Other Employee Benefits	7,377	9,646	26,764	34,070
Net Occupancy Expense	9,597	11,422	28,511	35,447
Net Equipment Expense	10,058	12,443	30,176	38,929
Goodwill Amortization	—	3,333	—	10,916
Restructuring and Other Related Costs	—	2,986	1,979	86,329
Information Technology Systems Replacement Project	6,576	—	6,576	—
Other	20,509	32,397	64,297	100,727

Total Non-Interest Expense	92,954	122,568	275,740	456,209

Income Before Income Taxes	47,475	101,570	143,841	209,361
Provision for Income Taxes	17,275	70,511	51,569	117,886

Net Income	$30,200	$31,059	$92,272	$91,475

Basic Earnings Per Share	$0.44	$0.39	$1.30	$1.14
Diluted Earnings Per Share	$0.43	$0.37	$1.26	$1.11
Dividends Declared Per Share	$0.19	$0.18	$0.55	$0.54
Basic Weighted Average Shares	67,893,086	80,539,330	71,148,663	80,261,610
Diluted Weighted Average Shares	69,910,264	83,418,955	73,158,354	82,497,107

See accompanying notes to the consolidated financial statements.

Bank of Hawaii Corporation and subsidiaries

Consolidated Statements of Condition (Unaudited)

	September 30	December 31	September 30
(dollars in thousands)	2002	2001	2001

Assets
Interest-Bearing Deposits	$1,019,823	$1,101,974	$1,227,095
Investment Securities—Held to Maturity (Market Value of $286,526, $407,838, and $471,579, respectively)	277,856	396,216	460,461
Investment Securities—Available for Sale	2,241,106	2,001,420	2,064,141
Securities Purchased Under Agreements to Resell	—	—	7,639
Funds Sold	95,000	115,000	162,830
Loans Held for Sale	30,863	456,709	228,056
Loans	5,258,675	5,652,518	6,766,063
Allowance for Loan and Lease Losses	(154,475)	(158,979)	(182,541)

Net Loans	5,104,200	5,493,539	6,583,522

Total Earning Assets	8,768,848	9,564,858	10,733,744
Cash and Non-Interest Bearing Deposits	328,135	405,981	426,884
Premises and Equipment	182,230	196,171	223,528
Customers’ Acceptance Liability	1,106	593	1,310
Accrued Interest Receivable	38,839	42,687	55,968
Foreclosed Real Estate	17,568	17,174	37,240
Mortgage Servicing Rights	29,911	27,291	23,899
Goodwill	36,216	36,216	67,617
Other Assets	299,190	336,826	373,949

Total Assets	$9,702,043	$10,627,797	$11,944,139

Liabilities
Domestic Deposits
Demand—Non-Interest Bearing	$1,593,137	$1,548,322	$1,428,454
—Interest Bearing	2,063,426	1,926,018	1,792,155
Savings	1,382,719	967,825	813,427
Time	1,549,693	1,927,778	2,186,849
Foreign Deposits
Demand—Non-Interest Bearing	—	2	321,706
Time Due to Banks	4,387	230,247	30,357
Other Savings and Time	33,681	73,404	826,789

Total Deposits	6,627,043	6,673,596	7,399,737
Securities Sold Under Agreements to Repurchase	1,089,287	1,643,444	1,833,091
Funds Purchased	116,775	55,800	129,715
Current Maturities of Long-Term Debt	15,975	100,670	216,670
Short-Term Borrowings	17,941	134,222	138,910
Banker’s Acceptances Outstanding	1,106	593	1,310
Retirement Expense Payable	38,317	36,175	36,775
Accrued Interest Payable	21,870	29,762	49,057
Taxes Payable	191,519	138,366	224,915
Other Liabilities	87,709	98,422	65,166
Long-Term Debt	393,795	469,735	477,738

Total Liabilities	8,601,337	9,380,785	10,573,084
Shareholders’ Equity
Common Stock ($.01 par value), authorized 500,000,000 shares; issued / outstanding: September 2002—81,310,042 / 66,048,072; December 2001—81,377,241 / 73,218,326; September 2001—81,365,600 / 79,195,668	806	806	806
Capital Surplus	371,098	367,672	367,394
Accumulated Other Comprehensive Income	26,038	22,761	24,579
Retained Earnings	1,100,016	1,055,424	1,044,039
Deferred Stock Grants	(2,886)	(7,637)	(14,679)
Treasury Stock, at Cost (Shares: September 2002—15,261,970; December 2001—8,158,915; September 2001—2,169,932)	(394,366)	(192,014)	(51,084)

Total Shareholders’ Equity	1,100,706	1,247,012	1,371,055

Total Liabilities and Shareholders’ Equity	$9,702,043	$10,627,797	$11,944,139

See accompanying notes to the consolidated financial statements.

Bank of Hawaii Corporation and subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Total	Common Stock	Capital Surplus	Accum Other Comprehensive Income	Retained Earnings	Deferred Stock Grants	Treasury Stock	Compre- hensive Income

Nine Months Ended September 30, 2002

Balance at December 31, 2001	$1,247,012	$806	$367,672	$22,761	$1,055,424	$(7,637)	$(192,014)

Comprehensive Income

Net Income	92,272	—	—	—	92,272	—	—	$92,272

Other Comprehensive Income, Net of Tax

Unrealized Gain on Investment Securities	3,859	—	—	3,859	—	—	—	3,859

Foreign Currency Translation Adjustment	(582)	—	—	(582)	—	—	—	(582)

Total Comprehensive Income								$95,549

Common Stock Issued

33,402 Profit Sharing Plan	933	—	196	—	—	—	737

1,369,679 Stock Option Plan	27,895	—	4,022	—	(9,236)	(233)	33,342

77,270 Dividend Reinvestment Plan	2,152	—	439	—	(2)	—	1,715

4,101 Directors’ Restricted Shares and Deferred Compensation Plan	44	—	117	—	—	—	(73)

(71,300) Employees’ Restricted Shares	3,636	—	(1,348)	—	—	4,984

Treasury Stock Purchased (8,581,000 shares)	(238,073)	—	—	—	—	—	(238,073)

Cash Dividends Paid	(38,442)	—	—	—	(38,442)	—	—

Balance at September 30, 2002	$1,100,706	$806	$371,098	$26,038	$1,100,016	$(2,886)	$(394,366)

Nine Months Ended September 30, 2001

Balance at December 31, 2000	$1,301,356	$806	$346,045	$(25,079)	$996,791	$—	$(17,207)

Comprehensive Income

Net Income	91,475	—	—	—	91,475	—	—	$91,475

Other Comprehensive Income, Net of Tax

Unrealized Gain on Investment Securities	23,906	—	—	23,906	—	—	—	23,906

Foreign Currency Translation Adjustment	25,911	—	—	25,911	—	—	—	25,911

Pension Liability Adjustments	(159)	—	—	(159)	—	—	—	(159)

Total Comprehensive Income								$141,133

Common Stock Issued

46,408 Profit Sharing Plan	1,065	—	257	—	—	—	808

604,264 Stock Option Plan	11,160	—	892	—	(812)	847	10,233

91,764 Dividend Reinvestment Plan	2,103	—	483	—	—	—	1,620

4,248 Directors’ Restricted Shares and Deferred Compensation Plan	341	—	95	—	—	—	246

724,600 Employees’ Restricted Shares	2,797	—	18,323	—	—	(15,526)	—

65,146 Hawaii Insurance Network	1,299	—	1,299	—	—	—	—

Treasury Stock Purchased (1,965,000 shares)	(46,784)	—	—	—	—	—	(46,784)

Cash Dividends Paid	(43,415)	—	—	—	(43,415)	—	—

Balance at September 30, 2001	$1,371,055	$806	$367,394	$24,579	$1,044,039	$(14,679)	$(51,084)

See accompanying notes to the consolidated financial statements.

Bank of Hawaii Corporation and subsidiaries

Consolidated Statements of Cash Flows

Nine Months ended September 30 (dollars in thousands)	2002	2001

Operating Activities
Net Income	$92,272	$91,475
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan and Lease Losses	11,616	59,798
Depreciation and Amortization	22,106	43,289
Amortization of Deferred Loan Fees and Leasing Income	(25,316)	(33,041)
Amortization and Accretion of Investment Securities	14,248	12,526
Deferred Stock Grants	3,636	2,797
Deferred Income Taxes	23,236	(1,543)
Investment Security Gains	(3)	(32,914)
Proceeds From Sales of Loans Held for Sale	993,316	798,922
Originations of Loans Held for Sale	(567,470)	(847,749)
Gain on Sale of Banking Operations, Net of Venture Investment Losses	—	(144,680)
Net Change in Other Assets and Liabilities	54,815	(44,113)

Net Cash Provided (Used) by Operating Activities	622,456	(95,233)

Investing Activities
Proceeds from Redemptions of Investment Securities Held to Maturity	132,092	295,828
Purchases of Investment Securities Held to Maturity	(20,513)	(170,340)
Proceeds from Sales and Redemptions of Investment Securities Available for Sale	772,864	1,106,773
Purchases of Investment Securities Available for Sale	(1,019,046)	(602,171)
Net Decrease in Loans and Lease Financing	403,039	1,292,394
Proceeds from Sale of Banking Operations	—	657,476
Premises and Equipment, Net	(8,165)	(13,222)

Net Cash Provided by Investing Activities	260,271	2,566,738

Financing Activities
Net Increase (Decrease) in Demand Deposits	182,223	(194,797)
Net Increase in Savings Deposits	414,894	304,124
Net Decrease in Time Deposits	(378,085)	(393,766)
Net Decrease in Foreign Deposits	(265,585)	(683,953)
Proceeds from Lines of Credit and Long-Term Debt	—	4,572
Repayments and Repurchases of Long-Term Debt	(160,635)	(307,321)
Net Decrease in Short-Term Borrowings	(609,463)	(178,179)
Proceeds from Issuance of Common Stock	31,024	14,669
Repurchase of Common Stock	(238,073)	(46,784)
Cash Dividends	(38,442)	(43,415)

Net Cash Used by Financing Activities	(1,062,142)	(1,524,850)

Effect of Exchange Rate Changes on Cash	(582)	25,911

Increase (Decrease) in Cash and Cash Equivalents	(179,997)	972,566
Cash and Cash Equivalents at Beginning of Year	1,622,955	851,882

Cash and Cash Equivalents at End of Period	$1,442,958	$1,824,448

See accompanying notes to the consolidated financial statements.

Bank of Hawaii Corporation
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Summary of Significant Accounting Policies

Name Change and Organization

On April 26, 2002, the Shareholders of Pacific Century Financial Corporation approved changing the company name. An amendment to the company’s Certificate of Incorporation was filed in April 2002 to change the name of the company to Bank of Hawaii Corporation (the Company).

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2001 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Income Taxes

The provision for income taxes is computed by applying statutory federal, foreign, and state income tax rates to income before income taxes as reported in the Consolidated Statements of Income after adjusting for tax preference items, such as tax-exempt interest income, bank owned life insurance and low-income housing investment tax credits.

Note 2.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. During a transition period from July 1, 2001 through December 31, 2001, goodwill associated with business combinations completed prior to July 1, 2001 continued to be amortized through the income statement. Effective January 1, 2002, periodic goodwill amortization and expense recognition was discontinued and goodwill is assessed at least annually for impairment at the reporting unit level by applying a fair-value based test. SFAS 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized. Under SFAS 142, intangibles with indefinite lives will no longer be amortized through the income statement. The Company adopted SFAS 142 on January 1, 2002. An initial impairment assessment was completed and it was determined that a transition impairment charge was not required. Under SFAS 142 the elimination of goodwill amortization is expected to increase net income by approximately $7.6 million in 2002.

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supercedes FASB Statement No.121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of (SFAS 121), and certain of the accounting and reporting provisions of APB Opinion No. 30. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying value of the long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of by sale, the SFAS 121 model is also retained which requires an asset to be measured at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. SFAS 144 establishes criteria beyond that previously specified in SFAS 121 to determine when a long-lived asset is held for sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and is generally to be applied prospectively. The Company adopted SFAS 144 on January 1, 2002, no transition adjustment was necessary.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). The provisions of SFAS 146 will become effective for disposal activities initiated after December 31, 2002, with early adoption encouraged. This statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. Those costs include, but are not limited to termination benefits, costs to terminate contracts, costs to consolidate facilities and costs to relocate employees. The Statement requires that a liability be recognized and measured initially at its fair value in the period in which the liability is incurred, except for termination benefits that are recognized over time. Termination benefits for employees not required to render service until they are terminated or not required to render service beyond the minimum retention period should be recognized at fair value at the communication date. Termination benefits for employees that are required to render service until they are terminated in order to receive the termination benefit or who are required to render service beyond the minimum retention period should be recognized ratably over the service period. Costs to terminate a contract before the end of its term shall be recognized and measured at fair value when the contract terminates. The Company adopted SFAS 146 in the third quarter of 2002.

Note 3.    Business Segments

The Company is a financial services organization that is aligned into the following segments: Retail Banking, Commercial Banking, Investment Services Group, and Treasury and Other Corporate. Divestiture Businesses reflected the results of operations of businesses which the Company exited in 2001. Corporate Restructuring Related Activities includes gains, losses and expenses arising out of the divestiture and credit quality enhancement processes.

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

The financial results for the three and nine months ended September 30, 2002 and 2001 are presented on pages 10 and 11 for each of the Company’s principal segments. Segment information for 2001 has been reclassified to conform to the 2002 presentation.

Business Segments Selected Financial Information (Unaudited)

(dollars in thousands)
	RETAIL	COMMERCIAL	INVESTMENT SERVICES GROUP	TREASURY AND OTHER CORPORATE	DIVESTITURE BUSINESSES	CORPORATE RESTRUCTURING RELATED ACTIVITIES	CONSOLIDATED TOTAL

Three Months Ended September 30, 2002
Net Interest Income	$49,293	$35,700	$3,250	$3,938	$—	$—	$92,181
Provision for Loan and Lease Losses	(722)	(4,456)	(76)	5,254	—	—	—

Net Interest Income after Provision for Loan and Lease Losses	48,571	31,244	3,174	9,192	—	—	92,181
Non-Interest Income	20,118	9,112	16,667	2,351	—	—	48,248
Non-Interest Expense	(43,625)	(25,280)	(15,780)	(1,693)	—	—	(86,378)
Information Technology Systems Replacement Project	—	—	—	(6,576)	—	—	(6,576)

Income Before Income Taxes	25,064	15,076	4,061	3,274	—	—	47,475
Provision for Income Taxes	(9,524)	(5,635)	(1,543)	(573)	—	—	(17,275)

Net Income	$15,540	$9,441	$2,518	$2,701	$—	$—	$30,200

Total Assets (End of Period)	$3,135,092	$2,324,205	$118,625	$4,124,121	$—	$—	$9,702,043
Total Assets (Average)	$3,159,190	$2,358,495	$121,254	$4,164,957	$—	$—	$9,803,896

	RETAIL	COMMERCIAL	INVESTMENT SERVICES GROUP	TREASURY AND OTHER CORPORATE	DIVESTITURE BUSINESSES	CORPORATE RESTRUCTURING RELATED ACTIVITIES	CONSOLIDATED TOTAL

Three Months Ended September 30, 2001
Net Interest Income	$45,009	$36,995	$2,337	$6,667	$20,694	$—	$111,702
Provision for Loan and Lease Losses	(2,131)	(5,089)	—	799	5,502	—	(919)

Net Interest Income after Provision for Loan and Lease Losses	42,878	31,906	2,337	7,466	26,196	—	110,783
Gain on Sale of Banking Operations, Net of Venture Investment Losses	—	—	—	—	—	47,771	47,771
Non-Interest Income	26,822	7,765	17,735	1,409	8,034	3,819	65,584
Non-Interest Expense	(48,191)	(24,769)	(17,372)	(591)	(28,659)	—	(119,582)
Restructuring & Other Related Costs	—	—	—	—	—	(2,986)	(2,986)

Income Before Income Taxes	21,509	14,902	2,700	8,284	5,571	48,604	101,570
Provision for Income Taxes	(9,476)	(5.626)	(748)	(2,790)	(2,806)	(49,065)	(70,511)

Net Income	$12,033	$9,276	$1,952	$5,494	$2,765	$(461)	$31,059

Total Assets (End of Period)	$3,389,485	$3,320,492	$191,900	$2,351,940	$2,690,322	$—	$11,944,139
Total Assets (Average)	$3,435,534	$3,071,464	$139,730	$2,673,427	$2,978,528	$—	$12,298,683

Business Segments Selected Financial Information (Unaudited)

(dollars in thousands)
	RETAIL	COMMERCIAL	INVESTMENT SERVICES GROUP	TREASURY AND OTHER CORPORATE	DIVESTITURE BUSINESSES	CORPORATE RESTRUCTURING RELATED ACTIVITIES	CONSOLIDATED TOTAL

Nine Months Ended September 30, 2002
Net Interest Income	$147,784	$106,009	$9,371	$16,849	$—	$—	$280,013
Provision for Loan and Lease Losses	(3,213)	(14,062)	(76)	5,735	—	—	(11,616)

Net Interest Income after Provision for Loan and Lease Losses	144,571	91,947	9,295	22,584	—	—	268,397
Non-Interest Income	62,771	27,955	51,926	8,532	—	—	151,184
Non-Interest Expense	(134,428)	(76,133)	(49,903)	(6,721)	—	—	(267,185)
Restructuring & Other Related Costs	—	—	—	—	—	(1,979)	(1,979)
Information Technology Systems Replacement Project	—	—	—	(6,576)	—	—	(6,576)

Income Before Income Taxes	72,914	43,769	11,318	17,819	—	(1,979)	143,841
Provision for Income Taxes	(27,707)	(16,346)	(4,301)	(3,919)	—	704	(51,569)

Net Income	$45,207	$27,423	$7,017	$13,900	$—	$(1,275)	$92,272

Total Assets (End of Period)	$3,135,092	$2,324,205	$118,625	$4,124,121	$—	$—	$9,702,043
Total Assets (Average)	$3,258,970	$2,503,595	$120,686	$4,213,707	$—	$—	$10,096,958

	RETAIL	COMMERCIAL	INVESTMENT SERVICES GROUP	TREASURY AND OTHER CORPORATE	DIVESTITURE BUSINESSES	CORPORATE RESTRUCTURING RELATED ACTIVITIES	CONSOLIDATED TOTAL

Nine Months Ended September 30, 2001
Net Interest Income	$137,838	$118,060	$7,422	$7,665	$85,034	$(2,444)	$353,575
Provision for Loan and Lease Losses	(6,665)	(15,178)	—	800	(2,039)	(36,716)	(59,798)

Net Interest Income after Provision for Loan and Lease Losses	131,173	102,882	7,422	8,465	82,995	(39,160)	293,777
Gain on Sale of Banking Operations, Net of Venture Investment Losses	—	—	—	—	—	144,680	144,680
Non-Interest Income	69,629	26,735	53,273	13,642	27,940	35,894	227,113
Non-Interest Expense	(143,683)	(76,205)	(50,721)	(2,392)	(96,879)	—	(369,880)
Restructuring & Other Related Costs	—	—	—	—	—	(86,329)	(86,329)

Income Before Income Taxes	57,119	53,412	9,974	19,715	14,056	55,085	209,361
Provision for Income Taxes	(24,011)	(20,240)	(3,760)	(8,868)	(4,229)	(56,778)	(117,886)

Net Income	$33,108	$33,172	$6,214	$10,847	$9,827	$(1,693)	$91,475

Total Assets (End of Period)	$3,389,485	$3,320,492	$191,900	$2,351,940	$2,690,322	$—	$11,944,139
Total Assets (Average)	$3,500,491	$3,354,314	$143,419	$2,585,894	$3,457,165	$—	$13,041,283

Note 4.    Information Technology Systems Replacement Project (ITSRP)

On July 22, 2002 the Company entered into a seven year outsourcing arrangement with Metavante Corporation to serve as the Company’s primary technology systems provider. The Company will convert its key systems, including loans and deposits, to Metavante’s state-of-the-industry computer system. The arrangement is intended to enhance customer service and convenience, as well as improve the Company’s efficiency. The seven-year outsourcing arrangement is expected to be operational in the third quarter of 2003 and should provide annual cost savings of over $17 million compared to current level expenses. In connection with this decision, the Company estimates that it will recognize transition charges of approximately $35 million over the five-quarter conversion period.

Costs incurred, total expected costs and changes in the liability balance by type of expense are presented below.

Information Technology Systems Replacement Project (Unaudited)

(dollars in thousands)	Professional Fees	Employee Termination Benefits	Accelerated Depreciation	Other Associated Costs [2]	Total

Costs Incurred [1]	$1,875	$1,042	$3,197	$462	$6,576

Total Expected Costs	$12,481	$6,371	$9,371	$7,236	$35,459

Beginning Liability Balance at July 1, 2002	$—	$—	N/A	$—	$—
Costs Incurred	1,875	1,042	N/A	462	3,379
Payments	(1,875)	(374)	N/A	(146)	(2,395)

Ending Liability Balance at September 30, 2002	$—	$668	N/A	$316	$984

[1]	Three and nine months ended September 30, 2002 and project-to-date are the same.
[2]	Includes contract termination, equipment, excise tax, and other costs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements concerning anticipated revenues and expenses in 2002 and beyond. We believe the assumptions underlying our forward-looking statements are reasonable. However, any of the assumptions could prove to be inaccurate and actual results may differ materially from those projected for a variety of reasons including, but not limited to: the Hawaii economy may not continue at the pace we anticipate; our refocused emphasis on our Hawaii market may not achieve the customer and revenue gains we anticipate; our credit markets may deteriorate and our credit quality may fall short of our goals; we may not achieve the expense reductions we expect; we may not be able to maintain our net interest margin; we may not be able to implement our proposed equity repurchases in the amount or at the times planned; the economics or timing, or both, of our information technology systems replacement project may not result in the expected benefits; unanticipated difficulties or delays in the conversion of our data processing to outsourcing may result in the reduction or delay of anticipated cost savings or increased cost of conversion; the information technology systems replacement project may not be able to achieve the projected reductions in staffing; we may encounter unanticipated difficulties or costs in exiting existing data processing agreements with third parties; the required level of the allowances for loan and lease losses may increase or decrease due to changes in our credit quality or risk profile; there may be economic volatility in the markets we serve; and there may be changes in business and economic conditions, competition, fiscal and monetary policies or legislation. We do not undertake any obligation to update any forward-looking statements to reflect later events or circumstances.

PERFORMANCE HIGHLIGHTS

The Company reported earnings for the three months ended September 30, 2002 of $30.2 million, a decrease of 2.8% from $31.1 million for the three months ended September 30, 2001. Diluted earnings per share was $0.43 for the third quarter of 2002, an increase of 16.2% from $0.37 in the third quarter of 2001, which was primarily attributable to share repurchases. The Company’s net income for the first nine months of 2002 was $92.3 million, compared to $91.5 million for the corresponding period of the prior year. Prior year earnings included gains of $144.7 million from the sale of the Company’s credit card portfolio and Pacific Century Bank N.A.’s branches, $20.9 million related to the exchange of stock in Star Systems, Inc. for Concord EFS, Inc., and $11.1 million from the sale of the Company’s interest in the Bank of Queensland and Concord EFS, Inc., partially offset by restructuring and other related costs of $86.3 million.

Net interest income for the third quarter of 2002 on a fully taxable equivalent basis was $92.2 million for the third quarter of 2002, a decline of $19.6 million from $111.8 million the same quarter last year and $0.8 million from June 30, 2002. The decrease from the prior year quarter was primarily due to divested businesses, the managed reduction of loans in an effort to improve the Company’s credit profile, and lower returns earned on the increased liquidity of the Company. The Company’s net interest margin for the third quarter of 2002 was 4.03%, an increase from 3.89% in the same quarter last year and an increase from 3.97% in the quarter ended June 30, 2002.

There was no provision for loan and lease losses in the third quarter of 2002, compared to $0.9 million in the third quarter last year. The decrease reflects improvements in the Company’s asset quality.

Non-performing assets were $63.3 million at September 30, 2002, a decline of $16.4 million from December 31, 2001 and $43.1 million, or 40.5%, from September 30, 2001. Non-performing assets declined $15.5 million, or 19.7%, from $78.8 million at the end of second quarter 2002.

In the third quarter of 2002, return on average assets (ROAA) and return on average equity (ROAE) were 1.22% and 10.40%, respectively, compared to 1.00% and 8.88% in the same 2001 quarter.

Total assets at September 30, 2002 were $9.7 billion, $10.6 billion at December 31, 2001 and $11.9 billion at September 30, 2001. The most significant reductions were in commercial loans and foreign loans resulting from the divestitures and managed reduction of loans in an effort to improve the Company’s credit profile.

Bank of Hawaii Corporation and subsidiaries

Highlights (Unaudited)	Table 1

(dollars in thousands except per share amounts)	Three Months Ended		Nine Months Ended
	September 30		September 30
Earnings Highlights and Performance Ratios	2002 2001		2002 2001

Net Income	$30,200	$31,059	$92,272	$91,475
Basic Earnings Per Share	0.44	0.39	1.30	1.14
Diluted Earnings Per Share	0.43	0.37	1.26	1.11
Cash Dividends	12,197	14,625	38,442	43,415
Return on Average Assets	1.22%	1.00%	1.22%	0.94%
Return on Average Equity	10.40%	8.88%	10.10%	8.96%
Net Interest Margin	4.03%	3.89%	3.97%	3.91%
Efficiency Ratio	66.19%	54.46%	63.95%	62.89%
Continuing Business Efficiency Ratio ¹	61.51%	61.03%	61.96%	60.81%

			September 30
Statement of Condition Highlights and Performance Ratios			2002 2001

Total Assets			$9,702,043	$11,944,139
Net Loans			5,104,200	6,583,522
Total Deposits			6,627,043	7,399,737
Total Shareholders’ Equity			1,100,706	1,371,055

Book Value Per Common Share			$16.67	$17.31
Allowance / Loans Outstanding			2.94%	2.70%
Average Equity / Average Assets			12.10%	10.47%
Employees (FTE)			2,934	3,881
Branches and offices			97	140

Market Price Per Share of Common Stock for the Quarter Ended:
		Closing	$27.90	$23.37
		High	$30.00	$28.30
		Low	$22.79	$20.20

[1]	Excludes the effects of the businesses that were divested in 2001, restructuring, non-core transactions and costs associated with the information technology system replacement project.

STATEMENT OF INCOME ANALYSIS

Net Interest Income

Average interest earning/yielding assets and liabilities declined 20.2% and 22.5%, respectively, in the third quarter of 2002 from the same quarter last year, mainly due to the divested businesses. The Company’s net interest margin was 4.03% for the quarter ended September 30, 2002, an increase of 14 basis points from the comparable period a year ago. Taxable-equivalent net interest income was $92.2 million for the third quarter of 2002, a decline of $19.6 million, or 17.5% from the comparable period in 2001. The decline in net interest income was primarily due to the divestitures and the managed reduction of loans in an effort to improve the Company’s credit profile. Also contributing to the decline was the general declining interest rate environment. The average prime rate for the quarter ended September 30, 2002 was 4.75% compared to 6.58% for the comparable quarter in the prior year. The Company was asset sensitive in the third quarter of 2002 and expects to benefit when short term interest rates begin to increase. The net interest margin is expected to increase slightly in the fourth quarter. Presented in Table 2 are average balances, yields earned, and rates paid for the three and nine months ended September 30, 2002 and September 30, 2001.

Consolidated Average Balances and Interest Rates Taxable Equivalent (Unaudited)												Table 2

	Three Months Ended September 30, 2002			Three Months Ended [1] September 30, 2001			Nine Months Ended September 30, 2002			Nine Months Ended [1] September 30, 2001
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Earning Assets
Interest Bearing Deposits	$1,142.3	$5.4	1.87%	$938.7	$9.4	3.98%	$1,202.3	$16.4	1.83%	$564.0	$19.7	4.68%
Funds Sold	210.2	0.9	1.74	194.3	1.8	3.59	206.9	2.7	1.72	132.1	4.2	4.22
Investment Securities
— Held-To-Maturity	296.9	5.0	6.63	526.9	8.1	6.12	331.1	15.2	6.11	557.3	27.4	6.55
— Available for Sale	2,009.5	25.3	5.03	2,139.7	31.4	5.86	1,946.5	78.9	5.40	2,311.4	108.0	6.23
Loans Held For Sale	40.0	0.6	6.24	310.6	5.3	6.83	147.6	7.4	6.70	314.8	16.3	6.94
Net Loans and Lease Financing
Domestic
— Commercial and Industrial	963.9	12.9	5.31	1,583.9	27.8	6.96	1,057.9	41.0	5.18	1,923.3	110.8	7.70
— Construction	147.7	2.1	5.57	223.0	4.2	7.41	158.3	6.5	5.49	262.4	16.1	8.19
— Mortgage	2,904.9	50.4	6.93	3,261.2	62.3	7.58	2,969.0	155.9	7.01	3,448.2	200.7	7.78
— Installment	818.1	17.0	8.25	751.6	19.4	10.22	780.2	50.0	8.56	837.5	72.0	11.49
— Lease Financing	500.8	6.3	4.98	533.4	7.4	5.53	498.3	19.4	5.22	539.3	22.0	5.45

Total Domestic Loans	5,335.4	88.7	6.62	6,353.1	121.1	7.59	5,463.7	272.8	6.67	7,010.7	421.6	8.03
Foreign	14.1	—	—	920.4	16.8	7.23	14.2	0.2	1.61	1,110.4	57.9	6.97

Total Loans	5,349.5	88.7	6.60	7,273.5	137.9	7.54	5,477.9	273.0	6.65	8,121.1	479.5	7.89
Other	99.6	1.5	6.28	78.8	1.4	6.96	95.8	4.3	6.01	77.3	3.9	6.83

Total Earning Assets	9,148.0	127.4	5.55	11,462.5	195.3	6.78	9,408.1	397.9	5.65	12,078.0	659.0	7.29
Cash and Non-Interest Bearing Assets	297.6			347.3			313.7			384.0
Other Assets	358.3			488.9			375.1			579.3

Total Assets	$9,803.9			$12,298.7			$10,096.9			$13,041.3

Interest Bearing Liabilities
Domestic Deposits
— Demand	2,036.0	4.0	0.78	1,892.6	8.3	1.74	1,982.2	12.8	0.86	1,934.9	29.3	2.02
— Savings	1,346.2	5.0	1.46	794.9	4.6	2.29	1,183.6	13.4	1.51	720.3	11.7	2.16
— Time	1,600.0	11.4	2.82	2,432.0	29.5	4.81	1,739.8	39.0	3.00	2,661.2	109.9	5.52

Total Domestic Deposits	4,982.2	20.4	1.62	5,119.5	42.4	3.29	4,905.6	65.2	1.78	5,316.4	150.9	3.79
Foreign Deposits
— Time Due to Banks	9.6	—	—	235.3	2.2	3.78	54.8	0.8	1.90	346.4	12.4	4.79
— Other Time and Savings	38.3	0.2	1.68	640.7	5.5	3.41	60.2	0.7	1.69	716.4	19.0	3.54

Total Foreign Deposits	47.9	0.2	1.59	876.0	7.7	3.51	115.0	1.5	1.79	1,062.8	31.4	3.95

Total Interest Bearing Deposits	5,030.1	20.6	1.62	5,995.5	50.1	3.32	5,020.6	66.7	1.78	6,379.2	182.3	3.82
Short-Term Borrowings	1,301.3	7.7	2.34	2,012.6	20.9	4.11	1,503.7	27.6	2.46	2,160.5	80.8	5.00
Long-Term Debt	451.6	6.9	6.10	746.0	12.5	6.63	498.7	23.3	6.25	841.6	42.2	6.71

Total Interest Bearing Liabilities	6,783.0	35.2	2.06	8,754.1	83.5	3.78	7,023.0	117.6	2.24	9,381.3	305.3	4.35

Net Interest Income		92.2			111.8			280.3			353.7
Interest Rate Spread			3.49%			3.00%			3.41%			2.94%
Net Interest Margin			4.03%			3.89%			3.97%			3.91%
Non-Interest Bearing Demand Deposits
— Demand	1,547.0			1,509.0			1,540.0			1,570.7
— Foreign	—			330.7			—			352.0

Total Demand Deposits	1,547.0			1,839.7			1,540.0			1,922.7
Other Liabilities	312.6			316.6			312.0			372.4
Shareholders’ Equity	1,152.3			1,388.3			1,221.9			1,364.9

Total Liabilities and Shareholders’ Equity	$9,803.9			$12,298.7			$10,096.9			$13,041.3

Provision for Loan and Lease Losses		—			0.9			11.6			59.8
Net Overhead		44.6			9.2			124.6			84.4

Income Before Income Taxes		47.6			101.7			144.1			209.5
Provision for Income Taxes		17.3			70.5			51.6			117.8
Tax-Equivalent Adjustment		0.1			0.1			0.2			0.2

Net Income		$30.2			$31.1			$92.3			$91.5

[1] Adjusted to reflect the reclassification of certain average balances and other interest income.

Provision for Loan and Lease Losses

No provision for loan and lease losses was recorded for the three months ended September 30, 2002, due to further stabilization and improvements in the Company’s asset quality. The provision in the third quarter 2001 was equal to net charge-offs of $0.9 million. Net loan charge-offs in the third quarter 2001 benefited from significant foreign loan recoveries. Net loan charge-offs for the quarter ended September 30, 2002 were $4.5 million. Based on current conditions, the Company does not expect to record a provision for loan and lease losses in the fourth quarter 2002. However, the actual amount of the provision for loan and lease losses will depend on determinations of credit risk in the portfolio and the economic environment that will be made near the end of the quarter. For further information on credit quality, refer to the section “Corporate Risk Profile”.

Non-Interest Income

Non-interest income was $48.2 million for the three months ended September 30, 2002, compared to $113.4 million for the comparable period in 2001. The prior year included a gain on the sale of Pacific Century Bank N.A.’s California branches of $49.4 million, $1.9 million gain on sale of a leverage lease, partially offset by a $3.5 million write-down taken on an equity investment. After excluding 2001 non-recurring gains and divested businesses, non-interest income from continuing businesses was $53.7 million in the third quarter of 2001 and $163.3 million for the nine months ended September 30, 2001.

Trust and asset management income declined to $13.7 million in the third quarter of 2002, a decrease of 2.5% from $14.0 million in the third quarter of 2001. The decrease was primarily attributable to reduced fees resulting from declines in values of assets under administration and the decline in interest rates.

Mortgage banking income was $4.0 million in the third quarter of 2002, a decrease of 61.2% from $10.4 million in the third quarter of 2001. The decrease was mainly due to adjustments in the prior year to recognize unearned income on mortgages sold in previous periods and the third quarter 2001 reversal of the mortgage loan portfolio valuation reserve.

Service charges on deposit accounts declined to $7.9 million in the third quarter of 2002, a decrease of 17.4% from $9.6 million in the same period last year. The decline was primarily attributable to the divested businesses.

Fees, exchange, and other service charges were $13.1 million for the three months ended September 30, 2002 compared to $17.6 million for the same prior year period. The decrease was mainly due to the divested businesses.

Gain on sales of banking operations, net of venture investment losses of $47.8 million included the gain on sale of Pacific Century Bank N.A.’s California branches in the third quarter of 2001. There were no sales of banking operations in 2002.

Other operating income was $9.5 million for the third quarter of 2002, down $3.5 million from the third quarter of 2001. The decline was primarily due to the prior year gain on sale of a leverage lease and decreased annuity income.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2002 was $93.0 million, a decline of 22.3% from $119.6 million, excluding restructuring and related costs of $3.0 million, in the comparable period of 2001. There were no restructuring and related costs for the three months ended September 30, 2002. However, $6.6 million of expenses related to the ITSRP were incurred in the current quarter. Refer to the notes to the financial statements for further discussion.

Salaries and pension and other employee benefits expense totaled $46.2 million in the third quarter of 2002, compared to $60.0 million for the corresponding period of 2001. Net occupancy and equipment expense in the third quarter of September 2002 was $19.7 million, a decrease of 17.6% from $23.9 million for the same period in 2001. Other operating expense decreased to $20.5 million in the third quarter of 2002 from $32.4 million for the same quarter in 2001. The decrease in expenses was primarily attributable to the divested businesses. In addition, salaries and benefits declined due to lower incentive compensation and reversal of 2001 accruals. Equipment expense benefited from reduced depreciation cost.

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

Activity in the Restructuring Accrual
(in millions)

Balance at December 31, 2001	$11.8
Restructuring Charges	3.3
Adjustments	(1.3)
Payments	(10.6)

Balance at March 31, 2002	3.2
Payments	(3.2)

Balance at June 30, 2002	$0.0

There were no costs or activity in the third quarter of 2002. The Company anticipates costs of up to $1.0 million in the fourth quarter 2002 associated with the closure of four small West Pacific branches.

Income Tax Provision

The 36.4% effective tax rate for the third quarter of 2002 decreased from 69.4% in the third quarter of 2001 primarily due to the impact of the divestitures and foreign taxes in the prior year.

Continuing Businesses

Similar to business segment results, continuing business results are determined based on the Company’s internal financial management reporting process and organizational structure. This process uses various techniques to assign balance sheet and income statement amounts, including allocations of overhead and loan and lease loss provision. This process is dynamic and requires certain allocations based on judgment and subjective factors.

Continuing businesses exclude the businesses that were divested in 2001 (Pacific Century Bank N.A., Asia Division, South Pacific Division and the credit card business) restructuring, non-core transactions and ITSRP costs. Table 3 presents results from continuing businesses for September 30, 2002 and 2001.

In the third quarter of 2002, net interest income from the continuing businesses increased $1.2 million compared to the same quarter in 2001, primarily due to increased liquidity and reductions in long-term debt. The decrease in the provision for loan and lease losses from the prior year is due to improved asset quality. Non-interest income decreased $5.5 million compared to the same quarter in 2001 primarily from reductions in mortgage banking income and foreign exchange income. Non-interest expense decreased $2.0 million mainly due to decreases in compensation expense and relocation costs. Net income was $34.4 million, an increase of $3.0 million from the same quarter in 2001. Year to date net income increased by $5.5 million compared to the nine months ended September 30, 2001.

Continuing Business (Unaudited)				Table 3

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands)	2002	2001	2002	2001

Net Interest Income	$92,181	$91,008	$280,013	$270,985
Provision for Loan and Lease Losses	—	(6,421)	(11,616)	(21,043)

Net Interest Income After Provision for Loan and Lease Losses	92,181	84,587	268,397	249,942
Non-Interest Income	48,248	53,731	151,184	163,279
Non-Interest Expense [1]	(86,378)	(88,328)	(267,185)	(264,087)

Income Before Income Taxes	54,051	49,990	152,396	149,134
Provision for Income Taxes	(19,668)	(18,640)	(54,666)	(56,879)

Net Income [1]	$34,383	$31,350	$97,730	$92,255

Total Assets (End of Period)	$9,702,043	$9,253,817	$9,702,043	$9,261,817
Total Assets (Average)	9,803,896	9,320,155	10,096,958	9,584,119

Diluted Earnings Per Share [1]	$0.49	$0.38	$1.34	$1.12
Return on Average Equity [1]	11.84%	8.96%	10.69%	9.04%
Efficiency Ratio [1]	61.51%	61.03%	61.96%	60.81%

[1]	Adjusted to exclude goodwill amortization expense for 2001.

BALANCE SHEET ANALYSIS

Other Short-term Interest Earning Assets

Other short-term interest-earning assets totaled $1.1 billion at September 30, 2002, compared to $1.2 billion and $1.4 billion at December 31, 2001 and September 30, 2001, respectively. The decrease from the same period in the prior year was mainly due to the repurchase of the Company’s stock.

Investments

The Company’s investment portfolio is managed in an effort to meet strategic asset/liability objectives, to provide both interest income and balance sheet liquidity and to collateralize customer deposits. Available-for-sale securities at September 30, 2002 were $2.2 billion, compared to $2.0 billion at December 31, 2001, and $2.1 billion at September 30, 2001. Securities held to maturity were $277.9 million at September 30, 2002, declining from $396.2 million at December 31, 2001 and $460.5 million at September 30, 2001. These decreases were largely due to maturities. During the third quarter the Company extended the maturity on approximately $800 million of liquid assets. These assets were a consequence of the 2001 divestitures and had initially been invested in overnight funds in anticipation of an increase in short-term interest rates, which did not occur. At September 30, 2002 and December 31, 2001 investment securities with a book value of $1.8 billion and $2.1 billion, respectively, were pledged as collateral for repurchase agreements.

Loans Held for Sale

Loans held for sale, primarily residential mortgage loans, totaled $30.9 million at September 30, 2002, compared to $456.7 million at December 31, 2001, a decrease of $425.8 million, and compared to $228.1 million at September 30, 2001, a decrease of $197.2 million. During the third quarter the percentage of loans originated and designated held for sale increased from second quarter 2002. However, the loan held for sale balance declined due to improved delivery to the secondary market of mortgage loans for sale.

Loans

As of September 30, 2002, loans outstanding, excluding loans held for sale, declined to $5.3 billion, from $5.7 billion at year-end 2001 and $6.8 billion at September 30, 2001. The decrease from September 30, 2001 was primarily due to the divested businesses and strategic risk reductions in the portfolio.

The loan portfolio decreased slightly during the third quarter 2002 from second quarter 2002. Consumer loans decreased due to the acceleration of mortgage prepayments and management’s decision to sell a higher percentage of mortgage originations. However, other consumer loans continue to increase. Commercial loan balances decreased as some of the syndicated loans were exited and a slight decrease in commercial funding occurred. The increase in commercial mortgages is largely due to reclassifications.

Table 4 presents the composition of the loan portfolio by major loan categories and Table 5 presents the composition of consumer loans by geographic area.

Loan Portfolio Balances (Unaudited)	Table 4

(dollars in millions)	September 30 2002	June 30 2002	December 31 2001	September 30 2001

Domestic Loans
Commercial
Commercial and Industrial [1]	$869.4	$999.6	$1,175.5	$1,413.6
Mortgage – Commercial [1]	616.5	562.5	640.7	667.9
Construction	146.3	148.6	169.6	175.7
Lease Financing	451.8	450.8	441.8	466.8

Total Commercial	2,084.0	2,161.5	2,427.6	2,724.0
Consumer
Mortgage – Residential	2,259.2	2,360.5	2,419.4	2,440.4
Home Equity	419.2	404.2	329.9	306.3
Other Consumer	421.6	403.2	399.8	428.4
Lease Financing	36.5	37.3	38.9	41.2

Total Consumer	3,136.5	3,205.2	3,188.0	3,216.3

Total Domestic	5,220.5	5,366.7	5,615.6	5,940.3

Foreign Loans	38.2	41.8	36.9	825.8

Total Loans	$5,258.7	$5,408.5	$5,652.5	$6,766.1

[1]	$42.3 million in loans were reclassified to mortgage-commercial from commercial and industrial during the third quarter of 2002.

Consumer Loans by Geographic Area (Unaudited)	Table 5

(dollars in millions)	September 30 2002	June 30 2002	December 31 2001	September 30 2001

Hawaii
Residential Mortgage	$2,190.0	$2,293.1	$2,345.4	$2,347.0
Home Equity	410.0	395.1	320.5	296.4
Other Consumer	345.5	317.5	292.6	319.1

West Pacific
Residential Mortgage	69.0	67.1	73.7	92.9
Home Equity	9.2	9.1	9.4	9.9
Other Cosumer	81.2	89.9	109.9	113.2

American Samoa
Residential Mortgage	0.2	0.3	0.3	0.5
Other Consumer	31.4	33.1	36.2	37.3

Total Consumer Loans	$3,136.5	$3,205.2	$3,188.0	$3,216.3

Mortgage Servicing Rights

The Company’s mortgage loan servicing portfolio was $3.7 billion at September 30, 2002. The Company did not incur an impairment charge related to mortgage servicing rights in the third quarter. These rights had a carrying value of $30.0 million at September 30, 2002. The prepayment speed of Hawaii mortgages has been and remains less than national speeds.

Deposits

As of September 30, 2002, deposits totaled $6.6 billion, down $0.1 billion from $6.7 billion at December 31, 2001 and down $0.8 billion from $7.4 billion at September 30, 2001. Compared to September 30, 2001, domestic deposits increased $0.4 billion, while foreign deposits declined by $1.1 billion due to the divested foreign operations. During the third quarter of 2002, the Company experienced growth in demand and savings deposits, while continuing to manage down its higher cost time deposits.

Table 6 presents average deposits by type for the quarters ended September 30, 2002, December 31, 2001 and September 30, 2001.

Average Deposits (Unaudited)	Table 6

	Three Months Ended September 30, 2002		Three Months Ended December 31, 2001		Three Months Ended September 30, 2001
(dollars in millions)	Amount	Mix	Amount	Mix	Amount	Mix

Domestic
Non-Interest Bearing Demand	$1,547.0	23.5%	$1,397.8	19.1%	$1,509.0	19.3%
Interest-Bearing Demand	2,036.0	31.0%	1,774.7	24.2%	1,892.6	24.2%
Regular Savings	1,346.2	20.5%	958.3	13.1%	794.9	10.1%
Time Certificates of Deposit ($100,000 or More)	780.0	11.8%	990.8	13.5%	1,202.7	15.3%
Other Time and Savings Certificates	820.0	12.5%	1,057.4	14.5%	1,229.3	15.7%

Total Domestic	6,529.2	99.3%	6,179.0	84.4%	6,628.5	84.6%

Foreign
Non-Interest Bearing Demand	—	0.0%	328.0	4.5%	330.7	4.2%
Time Due to Banks	9.6	0.1%	365.5	5.0%	235.3	3.0%
Other Time and Savings	38.3	0.6%	445.9	6.1%	640.7	8.2%

Total Foreign	47.9	0.7%	1,139.4	15.6%	1,206.7	15.4%

Total	$6,577.1	100.0%	$7,318.4	100.0%	$7,835.2	100.0%

Borrowings

Short-term borrowings, including funds purchased and securities sold under agreements to repurchase, totaled $1.2 billion at September 30, 2002, $1.8 billion at December 31, 2001 and $2.1 billion at September 30, 2001. The decline in borrowings reflected the lower funding needs of the Company. Long-term debt at September 30, 2002 decreased to $409.8 million from $570.4 million at December 31, 2001 and $694.4 million at September 30, 2001. Long-term debt declined due to repayments and repurchases.

Shareholders’ Equity

The Company’s capital position remains strong. Total capital decreased to $1,100.7 million at September 30, 2002, from $1,247.0 million at December 31, 2001 and from $1,371.1 million at September 30, 2001. The reduction in capital is attributable to the Company’s common stock repurchase programs. A further discussion of the Company’s capital is included in the Corporate Risk Profile section of this report.

LINE OF BUSINESS FINANCIAL REVIEW

Business Segment performance information is presented in Note 3 to the financial statements. The following is a discussion of segment performance.

Retail Banking

The Company’s retail banking franchise and market share are key strengths of the Company. Retail Banking provides checking and savings products for the consumer and small business segments; merchant services; installment, home equity and mortgage lending products; as well as other products and services. The increase in Retail Banking’s net-interest income for the three and nine months ended September 30, 2002 was a result of increased deposit income due to the lower average cost of consumer deposit accounts. The decrease in non-interest income for the three and nine months ended September 30, 2002 compared to the same periods in 2001 was a result of decreased mortgage banking revenue and lower fee income from consumer deposits. The decrease in non-interest expense for the three and nine months ended September 30, 2002 compared to the same periods in 2001 was due to lower incentive compensation resulting from decreased mortgage origination volume.

Commercial Banking

The Commercial Banking segment offers an array of products including corporate banking, commercial demand and time deposit products, lease financing, commercial real estate loans, commercial insurance products, cash management products and auto dealer financing. The Company’s West Pacific and Japan Marketing Divisions are included in this segment. For the nine months ended September 30, 2002, total average assets declined by 25.4% from the same period last year. Much of the decrease was due to exiting certain loans to reduce credit risks. That process was largely concluded by June 30, 2002. The provision for loan and lease losses decreased by $1.1 million or 7.4% as compared to the same nine month period last year. The decrease in net interest income for the three and nine months ended September 30, 2002 compared to the same periods last year was attributable to the reduction in average assets and the lower interest rate environment. Non-interest income increased compared to the same periods a year ago reflecting higher prepayment and placement fees.

Investment Services Group

The Investment Services Group offers private banking, trust services, asset management, investments such as mutual funds and stocks, financial planning, annuities, and life insurance. The primary markets served through this segment are affluent individuals, corporations and foundations with trust and investment management needs. A significant portion of the segment’s income is derived from fees, which are generally based on the market values of assets under management. Income from trust and asset management services declined for the first nine months of 2002 compared to the prior year due to declines in values of assets under management. However, this was partially offset by an increase in net interest income resulting from a higher level of private banking deposits.

Treasury and Other Corporate

The primary component of this segment is Treasury, which consists of corporate asset and liability management activities including interest rate risk management. This segment’s assets and liabilities consist of investment securities, federal funds purchased and sold, government deposits, and short and long-term borrowings. The remaining activity from the divested businesses, including loan loss recoveries, is included in this segment. The net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with eliminations of intercompany transactions and other minor unallocated amounts. The decrease in net interest income for the three months ended September 30, 2002 compared to the same period in 2001 reflects the impact of the lower interest rate environment Non-interest expense increased over the previous year due to severance expenses and professional fees.

Divestiture Businesses

For 2001, this segment reported the results of the businesses that were divested or closed.

Corporate Restructuring and Other Related Activities

This segment reflects the implementation of the Company’s strategic plan to improve credit quality and to divest underperforming businesses. This category included the gains and costs of divesting certain businesses (the credit card portfolio, Pacific Century Bank branches, Asia Division and the South Pacific Division) and the costs of restructuring the Company, and losses associated with accelerated resolution of credit problems undertaken in 2001.

Additional indicators of performance adopted by the Company include:

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

Economic

NIACC (Net Income After Capital Charge): The key indicator of creating value for the shareholder, it is determined by subtracting a charge for capital from economic results. Positive value is created by generating net income above the Company’s estimated cost of capital.

RAROC (Risk Adjusted Return on Capital): A complementary measure that indicates the economic return produced by the business, on the assigned risk-adjusted capital.

Economic NIACC and RAROC for each segment for the three and nine months ended September 30, 2002 and 2001 are presented in Table 7.

Economic NIACC and RAROC (Unaudited)	Table 7

(dollars in thousands)	RETAIL	COMMERCIAL	INVESTMENT SERVICES GROUP	DIVESTITURE BUSINESSES	TREASURY AND OTHER CORPORATE [1]	RESTRUCTURING AND OTHER RELATED ACTIVITIES

Three Months Ended September 30, 2002
NIACC (Economic)	$8,230	$2,846	$871	$—	$(20,398)	$—
RAROC (Economic)	29%	17%	18%	—	2%	N/A

Three Months Ended September 30, 2001
NIACC (Economic)	$6,573	$1,547	$243	$(12,583)	$(10,743)	$(380)
RAROC (Economic)	26%	14%	14%	(4)%	18%	N/A

Nine Months Ended September 30, 2002
NIACC (Economic)	$24,296	$6,182	$1,803	$—	$(54,032)	$(1,275)
RAROC (Economic)	29%	16%	16%	—	24%	N/A

Nine Months Ended September 30, 2001
NIACC (Economic)	$14,987	$5,178	$1,922	$(33,071)	$(24,931)	$20,699
RAROC (Economic)	22%	14%	17%	0%	13%	N/A

[1]	This segment experienced negative NIACC because a charge for excess equity is included in the NIACC calculation; however, RAROC is calculated without the excess capital charge.

FOREIGN OPERATIONS

The countries in which the Company maintains its largest exposure on a cross-border basis include the United Kingdom, Canada, Singapore, the Netherlands, and Australia. Table 8 presents as of September 30, 2002, December 31, 2001, and September 30, 2001, a geographic distribution of the Company’s cross-border assets for each country in which such assets exceeded 0.75% of total assets. The primary component of cross-border assets as of September 30, 2002 was interest bearing deposits of $1,017.8 million.

Geographic Distribution of Cross-Border International Assets (Unaudited)	Table 8

(dollars in millions)

Country	September 30, 2002	December 31, 2001	September 30, 2001

Australia	$101.8	$116.0	$91.2
Canada	120.0	119.9	104.2
France	73.5	—	103.3
Germany	76.2	188.2	96.8
Italy	—	—	95.6
Japan	—	81.9	120.3
Netherlands	107.8	192.9	183.1
Singapore	139.2	140.6	145.7
United Kingdom	309.7	257.9	295.0
All Others	211.8	281.9	399.7

	$1,140.0	$1,379.3	$1,634.9

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

CORPORATE RISK PROFILE

Credit quality continued to benefit from the resiliency in the Hawaii economy and a continued yet challenged national recovery, as evidenced by the decline in year-to-date net charge-offs and further improvement in internal credit risk ratings.

Concentration of Credit Risk

Concentration of credit risk to certain industries and the amount of syndicated loan exposure are summarized in Table 9.

Selected Concentrations of Credit Exposure (Unaudited)	Table 9

	September 30, 2002 [1]			June 30, 2002
(dollars in millions)	Outstandings	Unused Commitments	Total Exposure	Total Exposure

Air Transportation
Regional Passenger Carriers	$49	$8	$57	$58
United States Based Passenger Carriers	48	—	48	49
International Based Passenger Carriers	32	—	32	32
Cargo Carriers	15	—	15	15

Total Air Transportation	$144	$8	$152	$154

Lodging [2]
National Hotel Companies	$31	$74	$105	$104
Hawaii Hotels	103	32	135	137
West Pacific Hotels	47	—	47	43

Total Lodging	$181	$106	$287	$284

Telecommunication Companies	$6	$25	$31	$45

Syndicated Exposure [3]	$312	$764	$1,076	$1,096

[1]	The credit exposures to the air transportation, lodging, and telecommunication industries were current at September 30, 2002.
[2]
One collateralized loan in the West Pacific with $5.6 million of exposure was reclassified in the third quarter from commercial and industrial loans to mortgage commercial-hotels. This Loan is on non-accrual, but remains current on payments. Approximately 95% of the Hawaii and West Pacific hotel loans are collateralized by hotel properties or guaranteed by either financial institutions or entities with limited exposure to tourism.

[3]
The largest syndicated loan outstanding is $27.1 million to a Hawaii shopping center. The 10 largest syndicated loans outstanding totaled $174 million, centered in real estates, hospitality and gaming.

Non-Performing Assets

Non-performing assets were $63.3 million at the end of the third quarter 2002, a decline of 19.7% from $78.8 million at the end of the second quarter 2002. Compared to the same quarter last year, non-performing assets declined $43.1 million, or 40.5%. At September 30, 2002 the ratio of non-performing assets to total loans plus foreclosed assets and non-performing loans held for sale was 1.20%, down from 1.45% at June 30, 2002 and 1.56% at September 30, 2001. The quarterly decrease in non-performing assets was largely due to the return to accrual status and payoff of loans by two Hawaii borrowers. There was also a lower inflow of non-performing loans. The new non-performing loans consisted of smaller exposures, the largest being a $1.8 million loan in the West Pacific, where borrowers continue to be affected by the recession in the Guam economy.

Non-accrual loans were $45.7 million at September 30, 2002, a decline of $15.9 million from the $61.6 million at June 30, 2002, and $16.1 million or 26.1% from September 30, 2001. Non-accrual loans as a percentage of total loans were 0.87% at September 30, 2002, a decline from 1.14% in the prior quarter and from 0.91% in the same quarter last year.

Impaired loans at September 30, 2002 of $53.5 million declined $16.3 million from $69.8 million at June 30, 2002, and decreased $13.7 million from $67.2 million at December 31, 2001. These loans had a related allowance for loan losses that totaled $7.0 million at September 30, 2002. Compared to September 30, 2001, impaired loans decreased $30.0 million to $83.5 million.

Foreclosed assets were $17.6 million at the end of the third quarter of 2002, virtually unchanged from the prior quarter and 52.7% lower than the $37.2 million reported in the third quarter last year. The decrease from the prior year was due to the sale of two large properties in Hawaii.

Accruing loans past due 90 days or more were $1.7 million at September 30, 2002, significantly lower than the $4.9 million at year-end 2001 and $5.3 million at September 30, 2001.

For further information on non-performing assets refer to Table 10.

Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More (Unaudited)					Table 10

(dollars in millions)	September 30 2002	June 30 2002	March 31 2002	December 31 2001	September 30 2001

Non-Accrual Loans
Commercial and Industrial	$6.4	$14.4	$27.4	$18.9	$10.5
Mortgage—Commercial	18.1	25.3	15.1	16.3	12.8
Construction	0.9	0.7	1.0	9.3	0.7
Lease Financing	5.7	6.9	4.4	0.8	1.0
Mortgage—Residential	14.5	14.3	15.7	15.4	19.5
Other Consumer	0.1	—	0.1	0.1	0.1
Foreign	—	—	—	—	17.2

Total Non-Accrual Loans	45.7	61.6	63.7	60.8	61.8
Non-Accrual Loans Held For Sale	—	—	7.8	1.7	7.4
Foreclosed Real Estate
Domestic	17.6	17.2	19.2	17.2	36.9
Foreign	—	—	—	—	0.3

Total Foreclosed Real Estate	17.6	17.2	19.2	17.2	37.2

Total Non-Performing Assets	$63.3	$78.8	$90.7	$79.7	$106.4

Accruing Loans Past Due 90 Days or More
Commercial and Industrial	$—	$—	$0.2	$0.1	$0.1
Mortgage—Commercial	—	—	1.2	—	—
Lease Financing	—	0.1	0.1	0.1	—
Mortgage—Residential	1.4	0.9	2.1	3.8	3.4
Other Consumer	0.3	0.5	0.7	0.9	1.0
Foreign	—	—	—	—	0.8

Total Accruing and Past Due	$1.7	$1.5	$4.3	$4.9	$5.3

Total Loans	$5,258.7	$5,408.5	$5,601.3	$5,652.5	$6,766.1

Ratio of Non-Accrual Loans to Total Loans	0.87%	1.14%	1.14%	1.08%	0.91%

Ratio of Non-Performing Assets to Total Loans, Foreclosed Real Estate and Non-Performing Loans Held for Sale	1.20%	1.45%	1.61%	1.41%	1.56%

Ratio of Non-Performing Assets and Accruing Loans Past Due 90 Days or More to Total Loans	1.24%	1.48%	1.70%	1.50%	1.65%

Quarter to Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$78.8	$90.7	$79.7	$106.4	$118.9
Additions	7.0	20.5	36.4	43.8	23.2
Reductions
Payments and Sales of Loans	(8.5)	(20.6)	(12.9)	(40.9)	(25.8)
Return to Accrual	(9.1)	(6.2)	(6.3)	(3.6)	(0.9)
Sales of Foreclosed Assets	(1.4)	(3.5)	(0.9)	(21.9)	(2.2)
Charge-offs	(3.5)	(2.1)	(5.3)	(4.1)	(6.8)

Total Reductions	(22.5)	(32.4)	(25.4)	(70.5)	(35.7)

Balance at End of Quarter	$63.3	$78.8	$90.7	$79.7	$106.4

Allowance for Loan and Lease Losses

The Allowance for Loan and Lease Losses (Allowance) at September 30, 2002 of $154.5 million decreased from $159.0 million at both June 30, 2002 and December 31, 2001, and $182.5 million at September 30, 2001. The current quarter decline reflects the non-replenishment of net charge-offs based on the Company’s decision to decrease reserves commensurate with the stabilization and continued improvement in credit quality and current economic conditions. The decrease from the prior year also reflects the release of Allowance components related to the divestitures. The ratio of Allowance to total loans was 2.94%, unchanged from the prior quarter, and an increase from 2.81% at December 31, 2001 and from 2.70% for the same period last year. A summary of the activity for the Allowance is presented in Table 11.

Net charge-offs for the third quarter of 2002 were $4.5 million or 0.33% of total average loans (annualized), compared to $2.4 million or 0.13% of total average loans (annualized) for the same period last year. Current quarter charge-offs of $7.2 million were partially offset by recoveries of $2.7 million. Third quarter 2001 net charge-offs included a recovery of $6.5 million in the Asia business. Net charge-offs for the first nine months of 2002 of $16.1 million or 0.39% of total average loans declined significantly from $107.0 million or 1.76% of total average loans for the same period last year. The relatively high level of net charge-offs in the first nine months of last year was primarily related to exiting several higher risk credit relationships in the first quarter of 2001.

With continued improvement in credit quality including the trend in net charge-off rates and continued stability in the Hawaii economy, the Company anticipates that the level of the Allowance will be reduced in future quarters. The timing and amount of reduction will depend on the level of risk in the loan portfolios. Portfolio risk and economic conditions will continue to be evaluated quarterly, and provisions for loan and lease losses will be recorded to the extent necessary to maintain the Allowance at an appropriate level.

Consolidated Allowance for Loan and Lease Losses (Unaudited)	Table 11

	Three Months Ended			Nine Months Ended
(dollars in millions)	September 30 2002	June 30 2002	September 30 2001	September 30 2002	September 30 2001

Balance of Allowance for Loan and Lease Losses at Beginning of Period	$159.0	$159.0	$199.8	$159.0	$246.2
Loans Charged-Off
Commercial and Industrial	(0.7)	(1.0)	(3.4)	(9.0)	(87.8)
Mortgage – Commercial	(2.5)	(1.8)	(2.6)	(4.3)	(16.1)
Construction	—	—	—	(0.5)	—
Lease Financing	(0.4)	(0.5)	(0.6)	(0.9)	(0.7)
Mortgage – Residential	(0.6)	(1.3)	(1.3)	(3.3)	(5.5)
Other Consumer	(3.0)	(2.9)	(5.4)	(9.8)	(15.0)
Foreign	—	—	(4.1)	—	(18.0)

Total Charge-Offs	(7.2)	(7.5)	(17.4)	(27.8)	(143.1)
Recoveries on Loans Previously Charged-Off
Commercial and Industrial	1.0	2.3	1.1	4.0	8.1
Mortgage – Commercial	0.1	0.1	1.3	2.0	2.4
Lease Financing	0.1	—	—	0.1	0.2
Mortgage – Residential	0.1	0.3	0.2	0.7	0.7
Other Consumer	1.4	1.6	2.2	4.9	5.6
Foreign	—	(0.1)	10.2	—	19.1

Total Recoveries	2.7	4.2	15.0	11.7	36.1

Net Loan Charge-Offs	(4.5)	(3.3)	(2.4)	(16.1)	(107.0)
Provision for Loan and Lease Losses	—	3.3	0.9	11.6	59.8
Allowance Related to Disposition	—	—	(16.4)	—	(16.4)
Foreign Currency Translation	—	—	0.6	—	(0.1)

Balance at End of Period	$154.5	$159.0	$182.5	$154.5	$182.5

Average Loans Outstanding	$5,349.5	$5,503.4	$7,273.5	$5,477.9	$8,121.1
Ratio of Net Charge-Offs to Average Loans Outstanding (annualized)	0.33%	0.24%	0.13%	0.39%	1.76%
Ratio of Allowance to Loans and Leases Outstanding	2.94%	2.94%	2.70%	2.94%	2.70%

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

Table 12 presents, as of September 30, 2002, December 31, 2001 and September 30, 2001, the estimate of the change in NII that would result from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for NII. The 200 basis point increase would equate to a $7.0 million increase in net interest income per quarter. During the third quarter, the Company deployed some of its liquidity yet maintained its strong liquidity position. NII continues to be asset-sensitive. The resulting estimated NII exposure is within the guidelines approved by the Company’s Asset Liability Management Committee.

Market Risk Exposure to Interest Rate Changes (Unaudited)	Table 12

	September 30, 2002		December 31, 2001		September 30, 2001

	Interest Rate Change		Interest Rate Change		Interest Rate Change

	(in basis points)		(in basis points)		(in basis points)

	-200	+200	-200	+200	-200	+200

Estimated Exposure as a Percent of Net Interest Income	(4.7)%	8.7%	(0.3)%	3.5%	(4.3)%	4 .8%

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

Table 13 presents, as of September 30, 2002, December 31, 2001 and September 30, 2001, the Company’s foreign currency exposure from its net investment in subsidiaries and branch operations that were denominated in a foreign currency as measured by the VAR. This table shows the results of the divestiture program. Net investments at September 30, 2002 are unrepatriated funds that cannot be returned until foreign government administrative requirements are satisfied.

Market Risk Exposure From Changes in Foreign Exchange Rates (Unaudited)						Table 13

	September 30, 2002		December 31, 2001		September 30, 2001
(dollars in millions)	Book Value	Value-at- Risk	Book Value	Value-at- Risk	Book Value	Value-at- Risk

Net Investments in Foreign
Subsidiaries & Branches
Japanese Yen	$—	$—	$1.1	$0.2	$3.3	$0.5
Korean Won	—	—	2.1	0.3	12.9	1.5
Pacific Franc [1]	—	—	—	—	11.1	1.8
Other Currencies	0.2	0.02	0.1	0.1	6.3	15.3

Total	$0.2	$0.02	$3.3	$0.6	$33.6	$19.1

[1]
Net of $36 million borrowing denominated in euro and foreign exchange hedge transactions of $40 million at September 30, 2001. There were no borrowing or foreign exchange hedge transactions related to the foreign subsidiaries and branches at September 30, 2002, and December 31, 2001.

Trading Activities

Trading activities include foreign currency and foreign exchange contracts that expose the Company to a minor degree of foreign currency risk. The Company, however, manages its trading account such that it does not maintain significant foreign currency open positions. The exposure from foreign currency trading positions measured by VAR methodology as of September 30, 2002 continues to be immaterial.

Liquidity Management

Liquidity is managed in an effort to ensure that the Company has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner. The Company’s liquidity management process is described in the 2001 Annual Report to Shareholders on Form 10-K.

The Company’s banking subsidiaries are members of the Federal Home Loan Bank of Seattle (FHLB). The FHLB is a source of short and long-term funding for these institutions. Borrowings from the FHLB were $34.5 million at September 30, 2002, compared to $147.0 million at December 31, 2001 and $254.0 million at September 30, 2001.

Additionally, Bank of Hawaii maintains a $1 billion senior and subordinated bank note program. Under this facility, Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. Subordinated notes outstanding under this bank note program totaled $125.0 million at September 30, 2002, December 31, 2001 and September 30, 2001.

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

At September 30, 2002, the Company’s shareholders’ equity totaled $1.1 billion, a 11.7% decrease from December 31, 2001. The decrease in shareholders’ equity during the nine months of 2002 was primarily attributable to the Company’s repurchase of its common stock under the repurchase programs. The Company increased the quarterly dividend to $0.19 per share which will be paid in December 2002.

In January 2002, the Company’s Board of Directors approved a $300 million common stock repurchase program. This program was in addition to the 2001 programs totaling $270 million. During the quarter ended September 30, 2002, 4.0 million shares were repurchased at an average cost of $27.55 per share, totaling $109.4 million. As of September 30, 2002, the Company had repurchased a total of 16.9 million shares under all share repurchase programs. Subsequent to September 30, 2002, the Company repurchased 1.3 million shares at an average cost of $27.08 per share for a total of $34.3 million through October 22, 2002, resulting in remaining buyback authority under the existing repurchase programs of $102.0 million. The Company expects to extend the repurchase program.

The Company’s regulatory capital ratios at September 30, 2002 exceeded the minimum threshold levels established by federal bank regulators to qualify an institution as well-capitalized, which are as follows: Tier 1 Capital—6%; Total Capital—10%; and Leverage—5%. The Company’s regulatory capital ratios are shown on Table 14, along with the activities and balances in the Company’s capital accounts. During the quarter, the Company’s capital ratios and liquidity remained high.

Equity Capital (Unaudited)	Table 14

	Nine Months Ended	Year Ended	Nine Months Ended
(dollars in millions)	September 30, 2002	December 31, 2001	September 30, 2001

Change in Shareholders’ Equity
Net Income	$92.3	$117.8	$91.5
Dividends Paid	(38.4)	(56.6)	(43.4)
Dividend Reinvestment Program	2.2	2.8	2.1
Stock Issued for Acquisition	—	1.3	1.3
Stock Repurchases	(238.1)	(195.7)	(46.8)
Other [1]	35.7	76.0	65.0

Increase (Decrease) in Shareholders’ Equity	$(146.3)	$(54.4)	$69.7

Regulatory Capital
Shareholders’ Equity	$1,100.7	$1,247.0	$1,371.1
Add: 8.25% Capital Securities of Bancorp Hawaii Capital Trust I	43.2	100.0	100.0
Minority Interest	—	—	4.4
Less: Goodwill	36.2	26.7	57.4
Unrealized Valuation and Other Adjustments	26.8	22.9	26.2

Tier I Capital	1,080.9	1,297.4	1,391.9
Allowable Reserve for Loan Losses	73.8	83.0	99.2
Subordinated Debt	124.7	148.4	148.4

Total Capital	$1,279.4	$1,528.8	$1,639.5

Risk Weighted Assets	$5,825.1	$6,559.6	$7,858.9

Key Capital Ratios
Increase (Decrease) in Common Equity	(11.73)%	(4.18)%	5.36%
Average Equity/Average Assets Ratio	12.10%	10.60%	10.47%
Tier I Capital Ratio	18.55%	19.76%	17.71%
Total Capital Ratio	21.96%	23.29%	20.86%
Leverage Ratio	11.07%	11.20%	11.37%

[1]
Includes unrealized valuation adjustments for investment securities, foreign currency translation and pension liability; profit sharing; and stock options, restricted shares and deferred compensation plans.

Economic Outlook

One year after the September 11 attacks, Hawaii tourism has returned to normal levels. Through the end of August, travel to Hawaii from the western United States was at record levels, with all-time highs for the California market and high single-digit growth from the intermountain west. East Coast travel to Hawaii was down and travel from Japan remains about 15% below pre September 11 volumes.

The momentum in Hawaii growth continues to come from construction and real estate investment. This growth was sufficient to sustain Hawaii’s 4.0% seasonally-adjusted unemployment rate in August 2002, against a backdrop of still low, 1.1% consumer price inflation during the first half of 2002 and roughly 2.0% real growth in total personal income during the two reported quarters following September 11.

Overall, the outlook for Hawaii is continued modest growth that is expected to slightly outpace the national economy. This outlook is confirmed by a 4.2% year-over-year increase in scheduled air seats to Hawaii during August 2002 and renewed state tax revenue growth of 3% to 4% in the first three months of the government’s new fiscal year which began on July 1, 2002.

Investment in Hawaii

Bank of Hawaii Corporation is increasingly focused on strengthening its competitive position in its markets, primarily in Hawaii. During the quarter ended September 30, 2002 the following was accomplished:

•	Education of nearly 1,300 personnel on customer focused sales and service.
•	Investment of $7.0 million in new and improved branch facilities.
•	Selection and investment of $6.6 million in primary and supporting systems to improve customer service.
•	Special investments in community organizations of $4.0 million.
•	Contribution of $1.3 million to local non-profit organizations from Bank of Hawaii and its charitable foundation.

Earnings Outlook

The Company affirmed its expectation that earnings for the full year 2002 will equal or exceed $120 million. Earnings for the fourth quarter are expected to approximate third quarter levels, but could decrease slightly due to higher costs for the systems replacement project, branch closings in the West Pacific and seasonal increases in compensation and other expense categories.

Earnings expectations for 2003, which were established at $130 million in April 2001, are being reviewed and should be updated in January when the 2002 earnings are announced.

Based on current conditions, the Company does not expect to record a provision for loan losses. However, the actual amount of the provision for loan and lease losses will depend on determinations of credit risk that will be made near the end of each quarter. Earnings per share and return on equity projections continue to be dependent upon the terms and timing of share repurchases.

Item 3.    Quantitative and Qualitative Disclosures of Market Risk

See Management’s Discussion and Analysis of Results of Operations and Financial Condition-Market Risk.

Item 4.    Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a – 14(c) under the Securities and Exchange Act of 1934, as amended) within 90 days prior to the filing date of this quarterly report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal controls that could significantly affect the disclosure controls and procedures since the date of the evaluation.

Part II. – Other Information

Items 1 to 5 omitted pursuant to instructions.

Item 6 – Exhibits and Reports on Form 8-K

(a)		Exhibit Index

Exhibit Number

12 Statement Regarding Computation of Ratios

99 Certification

(b	)	No Form 8-K was filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date October 28, 2002 BANK OF HAWAII CORPORATION

/s/ Michael E. O’Neill
(Signature)
Michael E. O’Neill Chairman, Chief Executive Officer and President

/s/ Allan R. Landon
(Signature)
Allan R. Landon Vice Chairman, Treasurer and Chief Financial Officer

/s/ Richard C. Keene
(Signature)
Richard C. Keene Executive Vice President and Controller

CERTIFICATIONS

I, Michael E. O’Neill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bank of Hawaii Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ Michael E. O’Neill
Michael E. O’Neill
Chairman, Chief Executive Officer and President

I, Allan R. Landon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bank of Hawaii Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ Allan R. Landon
Allan R. Landon
Vice Chairman, Treasurer and Chief Financial Officer