Form 10-K
period 2002-12-31
BANK OF HAWAII CORP
filed 2003-02-28
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to

Commission File Number 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(IRS Employer Identification No.)

130 Merchant Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

1-(888)-643-3888

(Registrant’s telephone number, including area code)

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

Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates is approximately $1,395,167,660, based on the February 24, 2003 closing price of said stock on the New York Stock Exchange ($30.36 per share).

As of February 24, 2003, there were 60,758,996 shares of Common Stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 25, 2003, are incorporated by reference into Part III of this Report.

Bank of Hawaii Corporation

Form 10-K

PART I

Item 1.  Description of Business

General

Bank of Hawaii Corporation (the “Company”) is a Delaware corporation and a bank holding company.

The Company’s banking subsidiary, Bank of Hawaii (the “Bank”), was organized under the laws of Hawaii on December 17, 1897 and has its headquarters in Honolulu, Hawaii. Its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Company merged its savings and loan subsidiary, First Savings and Loan Association of America (“First Savings”), into the Bank on December 31, 2002. Other subsidiaries of the Company include Pacific Century Small Business Investment Company (“SBIC”) and BHI Capital Trust.

Through the Bank, the Company provides a diversified range of banking financial services and products primarily in Hawaii and the Pacific Islands (Guam and nearby islands and American Samoa). The Bank’s subsidiaries are engaged in equipment leasing, insurance and insurance agency services, securities brokerage and investment services.

The Company is aligned into the following business segments: Retail Banking, Commercial Banking, Investment Services Group, and Treasury and Other Corporate. Additional financial and other information about the Company’s business segments is presented in the Business Segments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 18 to the Consolidated Financial Statements in this report, which is incorporated by reference in this item.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found on its internet site at http://www.boh.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC site is http://www.sec.gov.

The Company was formerly known as Pacific Century Financial Corporation. In April 2002, the Company’s shareholders approved changing its name to Bank of Hawaii Corporation.

Competition

The Company, the Bank and its subsidiaries are subject to substantial competition from banks, savings associations, credit unions, mortgage companies, finance companies, mutual funds, brokerage firms, insurance companies and other providers of financial services, including financial service subsidiaries of commercial and manufacturing companies. The Company also competes with certain non-financial institutions and governmental entities that offer financial products and services. Some of the Company’s competitors are not subject to the same level of regulation and oversight that are required of banks and bank holding companies.

Supervision and Regulation

The following discussion describes certain material elements of an extensive regulatory framework applicable to bank holding companies and their subsidiaries and provides certain information specific to the Company.

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

The Company is registered as a bank holding company (“BHC”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to the supervision of and to examinations by the Board of Governors of the Federal Reserve Bank System (the “FRB”). The Company is also registered as a bank holding company under the Hawaii Code of Financial Institutions (the “Code”) and is subject to the registration, reporting, and examination requirements of the Code.

The BHC Act prohibits, with certain exceptions, a BHC from acquiring beneficial ownership or control of more than 5% of the voting shares of any company, including a bank, without the FRB’s prior approval and from engaging in any activity other than those of banking, managing or controlling banks or other subsidiaries authorized under the BHC Act, or furnishing services to or performing services for its subsidiaries. Among the permitted activities is the ownership of shares of any company the activities of which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Subject to certain limits, under the Riegle-Neal Interstate Banking and Branching Efficiency Act (the “Riegle-Neal Act”) an adequately capitalized and adequately managed BHC may acquire control of banks in any state. An interstate acquisition may not be approved if immediately following the acquisition the BHC would control 30 percent or more of the total FDIC-insured deposits in that state (or such lesser or greater amount set by the state), unless the acquisition is the BHC’s initial entry into the state. An adequately capitalized and adequately managed bank may apply for permission to merge with an out-of-state bank and convert all branches of both parties into branches of a single bank. An interstate bank merger may not be approved, if immediately following the acquisition, the acquirer would control 30 percent or more of the total FDIC-insured deposits in that state (or such lesser or greater amount set by the state), unless the acquisition is the acquirer’s initial entry into the state. Banks are also permitted to open newly established branches in any state in which it does not already have banking branches if such state enacts a law permitting such de novo branching.

Hawaii has enacted a statute that authorizes out-of-state banks to engage in mergers with Hawaii banks or acquisitions of substantially all of their assets, following which any such out-of-state bank may operate the branches of the Hawaii bank it has acquired. The Hawaii bank must have been in continuous operation for at least five years unless it is subject to or in danger of becoming subject to certain types of supervisory action. This statute does not permit out-of-state banks to acquire branches of Hawaii banks other than through an “interstate merger transaction” under the Riegle-Neal Act (except in the case of a bank that is subject to or in danger of becoming subject to certain types of supervisory action) or to open branches in Hawaii on a de novo basis.

Under the Gramm-Leach-Bliley Act, a BHC may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional BHCs. In order to qualify for the election, all of the depository institution subsidiaries of the BHC must be well capitalized and well managed and all of its insured depository institution subsidiaries must have achieved a rating of “satisfactory” or better under the Community Reinvestment Act. Financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto as determined by the FRB. The Gramm-Leach-Bliley Act identifies several activities as “financial in nature,” including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. The Company has not elected to become a financial holding company.

Subsidiary Bank

The Bank is subject to supervision and examination by the Federal Reserve Bank of San Francisco and the State of Hawaii Department of Commerce and Consumer Affairs Division of Financial Institutions. Depository institutions, including the Bank, are subject to extensive federal and state regulation that significantly affect their business and activities. Regulatory authorities have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in unsafe and unsound banking practices. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

Prior to becoming a member of the Federal Reserve System in February 2002, the Bank was subject to supervision and examination by the FDIC. Also, prior to its merger into the Bank, First Savings was subject to supervision and examination by the Office of Thrift Supervision.

In January 2002, the Company announced that it satisfied its obligations under a Memorandum of Understanding imposed by its regulators during the third quarter of 2000 and that the memorandum was removed.

Source of Strength Doctrine

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

Capital Requirements

The Company and the Bank are subject to risk-based capital requirements and guidelines imposed by the banking regulatory agencies.

As an additional means to identify problems in the financial management of depository institutions, the Federal Deposit Insurance Corporation Improvement Act (the “FDI Act”) requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards.

The FDI Act requires federal bank regulatory agencies to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution’s treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation.

For further information regarding the minimum capital requirements applicable to the Company and the Bank, see Note 11 to the Consolidated Financial Statements.

Dividend Restrictions

The Company is a legal entity separate and distinct from the Bank and other subsidiaries. Its principal source of funds to pay dividends on its common stock and debt service on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Bank may pay to the Company without regulatory approval, including requirements to maintain capital above regulatory minimums. The FRB is authorized to determine the circumstances where the payment of dividends would be an unsafe or unsound practice and to prohibit such payments. The right of the Company, its stockholders and creditors to participate in any distribution of the assets or earnings of its subsidiaries also is subject to the prior claims of creditors of those subsidiaries.

For information regarding the limitations on Bank dividends as of December 31, 2002, see Note 11 to the Consolidated Financial Statements, which is incorporated by reference in this item.

Other Transfers of Funds

The Bank is subject to restrictions under federal law that limit the transfer of funds or other items of value to the Company and its non-bank subsidiaries (including affiliates) in so-called “covered transactions.” In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank’s capital and surplus.

FDIC Insurance

The FDIC has adopted a premium schedule under which the actual assessment rate for a particular institution depends in part upon the risk classification the FDIC assigns to that institution. The FDIC may increase an institution’s insurance premiums or terminate insurance upon a finding that the institution has engaged in unsafe and unsound practices.

Employees

At January 31, 2003, the Company and its subsidiaries had approximately 2,900 employees.

Item 2.  Properties

The principal offices of the Company and each of its business segments are located in the 22 story Financial Plaza of the Pacific building in Honolulu, Hawaii, which is owned primarily by the Company. The land under the office building is leased. The Company and its subsidiaries own and lease other premises, primarily consisting of 93 branches and operating facilities, the majority of which are located in Hawaii and the Pacific Islands. Additionally, the Bank owns a fee simple two-story building near downtown Honolulu that houses data processing operational functions and an operations facility in the Kapolei area on Oahu, primarily used by the Retail Banking and Commercial Banking business segments.

Item 3.  Legal Proceedings

The Company and its subsidiaries are defendants in various legal proceedings arising from normal business activities. In the opinion of management, after reviewing these proceedings with counsel, the aggregate liability, if any, resulting from these proceedings is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2002 to a vote of security holders through solicitation of proxies or otherwise.

Executive Officers of Registrant:

All listed officers are executive officers of the Company and the Bank.

Name	Age	Position

Michael E. O’Neill	56	Chairman and Chief Executive Officer since November 2000 and President since March 2002; Vice Chairman and Chief Financial Officer, BankAmerica Corporation, 1995 to 1999.

Peter S. Ho	37

Executive Vice President, Hawaii Commercial Banking Group since January 2003; Executive Vice President, Corporate Banking and Commercial Real Estate from January 2002 to January 2003; Senior Vice President, Corporate Banking from October 1999 to January 2002; Vice President and Corporate Banking Officer from April 1996 to October 1999.

Neal C. Hocklander	50

Vice Chair, Human Resources since April 2001; Executive Vice President of Human Resources, August 2000 to April 2001; Vice President of International Human Resources, Kelly Services, September 1997 to August 2000.

Joseph T. Kiefer	62	Executive Vice President and General Counsel since January 1994.

Alton T. Kuioka	59	Vice Chair, Commercial Banking since April 1997; Chief Lending Officer from April 1997 to January 2003.

Allan R. Landon	54

Vice Chair and Chief Financial Officer since January 2001; Director of Risk Management from April 2000 to January 2001; Chief Financial Officer, First American Corporation, 1998 to 2000; Partner, Ernst & Young, LLP, 1984 to 1998.

Lori L. McCarney	48

Executive Vice President, Retail Lending and Marketing since July 2002; Executive Vice President of Marketing since July 1999; Senior Vice President and Director of Brand Management, Wells Fargo, from 1998 to 1999; Senior Vice President and Director of Brand Management, Bank of America, 1992 to 1998.

Scott E. Miller	56

Chief Lending Officer since January 2003; Executive Vice President, Hawaii Commercial Banking, September 2001 to January 2003; Executive Vice President and Director of Asset Recovery, January 2001 to August 2001; President of Heller Commercial Services, 1998 to 2000; Senior Vice President and General Manager of Asset Based Lending, Bank of America, 1993 to 1998.

Gretchen M. Mohen	41

Vice Chair, Technology and Operations since December 2001; Group Vice President and Chief Information Officer, Mellon Investor Services, April 1999 to November 2001; Manager of Technology Service, Morgan Stanley Dean Witter, November 1994 to April 1999.

Name	Age	Position

William C. Nelson	55

Vice Chair and Chief Risk Officer since January 2001; Managing Director, Bank of America Credit Products Group U.S. health care industry, 1999 to January 2001; Executive Vice President, Bank of America credit risk management Asia Pacific region, 1993 to 1999.

David W. Thomas	51	Vice Chair, Retail Banking since April 2001; Executive Vice President, Summit Bank, 1999 to 2001; President—Electronic Delivery, Bank One, 1974 to 1998.

Donna A. Tanoue	48

Vice Chair, Investment Services Group since April 2002; Financial services consultant for the Bank, September 2001 to March 2002; Chairwoman of the Federal Deposit Insurance Corporation, May 1998 to July 2001; Partner, Goodsill Anderson Quinn & Stifel, 1987 to 1998.

Richard C. Keene	43

Executive Vice President and Controller since January 2002; independent consultant for the Bank, April 2001 to December 2001; Chief Operating Officer and Controller, MaxRate.com, Inc., March 2000 to April 2001; Senior Vice President and Controller, Prudential Bank, September 1994 to March 2000.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

The common stock of the Company is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 24, 2003, there were 10,030 common shareholders.

Information regarding the historical market prices of the Company’s common stock and dividends declared on that stock are included below.

Market Prices, Book Values and Common Stock Dividends

	Market Price (MP) Range			Book Value [1] (BV)	Dividends
Year/Period	High	Low	Close		Declared	Paid
1998	$25.88	$14.75	$24.38	$14.76	$0.66	$0.66
1999	$24.94	$17.38	$18.69	$15.15	$0.68	$0.68
2000	$23.19	$11.06	$17.69	$16.35	$0.71	$0.71

2001	$28.30	$16.88	$25.89	$17.03	$0.72	$0.72
First Quarter	20.99	16.88	19.00		0.18	0.18
Second Quarter	25.80	19.38	25.79		0.36	0.18
Third Quarter	28.30	20.20	23.37		0.18	0.18
Fourth Quarter	26.40	19.32	25.89		—	0.18

2002	$31.05	$22.79	$30.39	$16.12	$0.73	$0.73
First Quarter	27.79	23.79	26.06		0.36	0.18
Second Quarter	29.86	25.45	28.00		0.18	0.18
Third Quarter	30.00	22.79	27.90		0.19	0.18
Fourth Quarter	31.05	25.40	30.39		—	0.19

[1]	Book value is calculated using closing price.

The Board of Directors of the Company considers on a quarterly basis the feasibility of paying a cash dividend to its shareholders. General practice is to declare a dividend in the beginning of a quarter to be paid prior to the end of the quarter and is based on the expected earnings for the quarter. For additional information regarding the limitation on the Company’s ability to pay dividends, see “Dividend Restrictions” under Supervision and Regulations in Item 1 of this report and Note 11 to the Consolidated Financial Statements, which are incorporated by reference in this item.

Item 6.  Selected Financial Data

Summary of Selected Consolidated Financial Data1

	2002	2001	2000	1999	1998
	(dollars in millions except per share amounts)
At December 31,
Balance Sheet Totals
Net Loans	$5,216.2	$5,498.1	$8,992.9	$9,145.3	$9,164.8
Total Assets	9,516.4	10,632.4	14,018.4	14,440.3	15,016.6
Deposits	6,920.2	6,678.2	9,085.2	9,394.2	9,576.3
Long-Term Debt	389.8	590.4	997.2	727.7	585.6
Shareholders’ Equity	1,015.8	1,247.0	1,301.4	1,212.3	1,185.6

Average Assets	9,961.2	12,693.7	14,058.0	14,582.9	14,870.7
Average Loans	5,411.3	7,732.7	9,418.7	9,259.6	9,289.3
Average Deposits	6,599.9	8,066.7	9,007.8	9,315.3	9,549.7
Average Shareholders’ Equity	1,183.5	1,344.1	1,234.6	1,210.0	1,160.8

Year Ended December 31,
Operating Results
Interest Income	$516.5	$828.3	$1,032.4	$1,003.4	$1,098.3
Net Interest Income	370.2	459.7	531.2	551.6	543.1
Provision for Loan and Lease Losses	11.6	74.3	142.9	60.9	84.0
Net Income	121.2	117.8	113.7	133.0	107.0
Basic Earnings Per Share	1.75	1.49	1.43	1.66	1.33
Diluted Earnings Per Share	1.70	1.46	1.42	1.64	1.32
Cash Dividends Paid Per Common Share	0.73	0.72	0.71	0.68	0.66

Performance Ratios
Return on Average Assets	1.22%	0.93%	0.81%	0.91%	0.72%
Return on Average Equity	10.24	8.76	9.21	10.99	9.21
Efficiency Ratio	65.04	65.40	60.29	65.76	68.59
Dividend Payout Ratio	41.71	48.32	49.65	40.96	49.62
Average Equity to Average Assets	11.88	10.59	8.78	8.30	7.81
Allowance for Loan and Lease Losses to Loans Outstanding	2.67	2.81	2.67	2.08	2.26
Tier I Capital Ratio	16.59	19.76	11.78	10.28	9.42
Total Capital Ratio	19.96	23.29	14.64	13.22	11.47
Leverage Ratio	10.34	11.20	9.10	8.31	7.48

Continuing Business Operating Results [2,3]
Net Income	$131.5	$113.6	n.m.	n.m.	n.m.
Basic Earnings Per Share	1.90	1.44	n.m.	n.m.	n.m.
Diluted Earnings Per Share	1.84	1.41	n.m.	n.m.	n.m.
Return on Average Assets	1.32%	1.21%	n.m.	n.m.	n.m.
Return on Average Equity	11.11	8.32	n.m.	n.m.	n.m.
Efficiency Ratio	62.24	63.36	n.m.	n.m.	n.m.

Non-Financial Data
Common Shareholders of Record at Year-End [4]	10,550	10,937	8,438	9,899	10,396
Weighted Average Shares—Basic	69,385,745	78,977,011	79,551,296	80,298,725	80,228,424
Weighted Average Shares—Diluted	71,447,333	80,577,763	79,813,443	81,044,558	81,142,144

[1]	Comparison between years is affected by divestitures that occurred in 2001.
[2]	Excludes the effects of the businesses that were divested in 2001, restructuring expenses, non-core transactions and costs associated with the information technology system replacement project. 2001 information has been reclassified to conform to 2002 presentation and excludes goodwill amortization.
[3]	n.m.—not meaningful.
[4]	The number of common shareholders is based on the number of record holders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements regarding the Company’s beliefs, estimates, projections and assumptions, including those that concern the anticipated revenues and expenses in 2003 and beyond, expected level of loan loss provisioning, and anticipated costs and annual savings of the information technology systems replacement project. The Company believes the assumptions underlying the forward-looking statements are reasonable. However, any of the assumptions could prove to be inaccurate and actual results may differ materially from those projected for a variety of reasons including, but not limited to: the Hawaii economy may not continue at the pace anticipated; the refocused emphasis on the Hawaii market may not achieve the customer and revenue gains anticipated; the credit markets may deteriorate and the credit quality may fall short of goals; expense reductions may not be achieved, the net interest margin may not be maintained; the equity repurchases may not be implemented in the amount or at the times planned; the economics or timing, or both, of the information technology outsourcing project may not result in the expected benefits; unanticipated difficulties or delays in the conversion of the data processing to outsourcing may result in the reduction or delay of anticipated cost savings or increased cost of conversion; the technology outsourcing project may not be able to achieve the projected reductions in staffing; there may be unanticipated difficulties or costs in exiting existing data processing agreements with third parties; the required level of reserves for loan and lease losses may increase or decrease due to changes in the credit quality or risk profile; there may be economic volatility in the markets served; and there may be changes in business and economic conditions, competition, fiscal and monetary policies or legislation. The Company does not undertake any obligation to update any forward-looking statements to reflect later events or circumstances.

Critical Accounting Estimates

The Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries it operates. The most significant accounting polices followed by the Company are presented in Note 1 to the Consolidated Financial Statements which is incorporated by reference in this Item. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements. Critical accounting estimates are defined as those that require assumptions to be made that are “highly uncertain” at the time the estimate was made and where the impact of the selection of the estimate or a change in the estimate from period to period would have a material impact on the financial statements. Based on the potential impact to the financial statements of the valuation methods, estimates, assumptions and judgments used, management identified the determination of the Allowance for Loan and Lease Losses (the “Allowance”), the valuation of mortgage servicing rights and the valuation of leased asset residuals to be the accounting estimates that are the most subjective and/or judgmental.

Allowance for Loan and Lease Losses

The Company maintains an Allowance in an amount adequate to cover management’s estimate of probable credit losses based on analyses of historical loss experience supplemented by judgmental expectations of the impact of economic conditions as of a given balance sheet date. The determination of the amount of the Allowance is a critical accounting estimate as it requires the use of estimates and significant judgment related to the amount and timing of expected future cash flows on impaired loans, estimated loss rates on homogenous portfolios and deliberation on economic factors and trends. It is possible that the Allowance could have been reduced or increased if the Company had judged economic conditions and risk to be more or less favorable. See further information on the accounting for the Allowance in “Corporate Risk Profile—Allowance for Loan and Lease Losses”.

Mortgage Servicing Rights Valuation

When mortgage loans are sold with servicing retained, a servicing asset is established and accounted for based on estimated fair values that are based upon discounted cash flow modeling techniques, which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, costs to service, as well as interest rate assumptions that contemplate the risk involved. Because the value of these assets is sensitive to changes in the estimates and assumptions made, the valuation of mortgage servicing rights is considered a critical accounting estimate. Had the Company assumed that interest rates would decrease and prepayment rates remain at record speeds, then the value of the mortgage servicing rights could have been lower. Note 6 to the Consolidated Financial Statements includes further discussion on the accounting for these assets and a sensitivity analysis, and is incorporated by reference in this Item.

Residual Valuation of Leased Assets

Lease financing receivables include a residual value component, which represents the estimated value of the leased asset upon lease expiration. The valuation of leased assets is considered a critical accounting estimate due to the subjectivity surrounding the future valuation. The determination of expected value at lease termination is derived from a variety of sources, including equipment valuation services, appraisals and publicly available market data on recent sales transactions on similar equipment. The length of time until termination and the cyclical nature of equipment values are important variables considered in making this determination. Residual values could have been lower if the Company had assumed that current uncertainties in the airline industry would continue indefinitely or there is a greater incidence of airlines using the bankruptcy process to lower aircraft lease rates or eliminate unused aircraft. These values could also affect the level of the Allowance. Note 5 to the Consolidated Financial Statements includes further discussion on the accounting for these assets and is incorporated by reference in this Item.

Financial Overview

In 2002, the Company continued to implement its strategic plan announced in 2001. Accordingly, it reduced credit risk, streamlined operations, returned extra capital to shareholders and strengthened its competitive position in its key markets in Hawaii, Guam and American Samoa. The Company also divested its credit card portfolio, Pacific Century Bank, N.A., its investment in Bank of Queensland Limited, its Asia branches, and its South Pacific subsidiaries. In 2002, there were minor expenses incurred for the completion of prior year divestitures and the 2002 closing of four branches in the Pacific Islands and the merger of First Savings into the Bank. In an effort to reduce non-interest expense over the long term, the Company began its Information Technology System Replacement Project in 2002.

2002 Performance Highlights

•	Net income totaled $121.2 million, or $1.70 per common share (diluted) for 2002 compared to $117.8 million, or $1.46 per common share (diluted) for 2001.

•	Net interest income totaled $370.2 million, down 19.5% compared to 2001, primarily due to the divested businesses and the managed reduction of the loan portfolio to improve asset quality.

•	The Provision for Loan and Lease Losses (the “Provision”) was $11.6 million, a $62.7 million decrease compared to 2001, due to improvements in the Company’s asset quality. No provision was recognized in the second half of the year.

•	Non-interest income was $199.9 million, a decrease of $248.8 million from last year, mainly due to the pre-tax gains on sale of banking operations in 2001 and the impact of the divested businesses. Non-interest income from the continuing business was $199.9 million, down $4.2 million compared to 2001. This decrease of 2.1% was mainly due to decreased trust and asset management fees, resulting from declines in values of assets under administration and the decline in interest rates.

•	Non-interest expense was $370.8 million, a decrease of $223.3 million from 2001, mainly due to restructuring and related costs and the impact of the divested businesses in 2001. Non-interest expense from continuing business was $354.8 million, down $5.6 million compared to 2001.

•	Assets totaled $9.5 billion at December 31, 2002, down from $10.6 billion at December 31, 2001. This decline was primarily a result of managed reductions in the loan portfolio in an effort to improve the Company’s credit profile and reduction in Loans Held for Sale due to an increased ability to sell originated mortgage loans.

•	The Allowance as a percent of loans outstanding was 2.67% at December 31, 2002 compared to 2.81% at the end of 2001. This decrease reflected the improvement in credit quality.

•	Non-performing assets were $54.4 million, or 1.01% of total loans at year-end 2002, compared to $79.7 million, or 1.40% of total loans at year-end 2001.

•	The Information Technology Systems Replacement Project (the “ITSRP”), new in 2002, is on schedule and incurred costs of $13.6 million.

•	Stock repurchases totaled 11.8 million shares and $332.2 million during 2002. Stock repurchases totaled 8.3 million shares and $195.7 million in 2001.

•	A 5.6% increase in the quarterly dividend to $.19 per share from $.18 per share, announced in October 2002.

Analysis of Statement of Income

Comparison between 2002 and 2001 may not be meaningful due to the divestiture of businesses in 2001.

Net Interest Income

Net interest income on a taxable equivalent basis was $370.5 million in 2002, a decrease of $89.4 million or 19.4% from 2001. The decrease in net interest income from the prior year was primarily a result of the 2001 divestitures, the closure of the Asia business and the managed reduction of loans in an effort to improve credit quality. Net interest income from continuing business increased by 1.5% in 2002. The increase was mainly due to reductions in interest expense resulting from pay-downs on short-term borrowings, debt repurchases, and the overall decline in the interest rate environment, which decreased interest paid on deposits. The prime rate for 2002 averaged 1.67% compared to 3.90% for 2001.

Average interest earning assets in 2002 decreased $2.5 billion or 21.1% from 2001 primarily due to the $2.3 billion decrease in average loans from the divested businesses, reductions in loans held for sale and strategic reductions to improve credit risk. Average interest bearing liabilities in 2002 decreased $2.2 billion or 24.0% from 2001 mainly due to a $1.1 billion decrease in time deposits from the divestitures and decreased liquidity needs, a $0.7 billion reduction in short-term borrowings due to paydowns and a $0.3 billion reduction in debt due to repurchases.

The net interest margin was 3.99% in 2002, an 8 basis point increase from 3.91% in 2001. The improvement was largely due to extending the maturities of certain short-term investments, reductions in short-term borrowings and time deposits, and debt repurchases, all of which lowered the Company’s cost of funds.

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of changes in net interest income is presented in Table 2.

Consolidated Average Balances and Interest Rates—Taxable Equivalent Basis

Table 1

	2002			2001[3]			2000[3,4]
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in millions)
Earning Assets
Interest Bearing Deposits	$1,100.0	$20.0	1.82%	$733.4	$27.6	3.76%	$216.2	$15.7	7.25%
Funds Sold	213.8	3.5	1.64	136.8	5.0	3.63	43.2	2.7	6.22
Investment Securities
—Held-To-Maturity	311.7	19.9	6.38	525.6	33.8	6.42	658.9	48.8	7.41
—Available for Sale	2,028.9	101.4	5.00	2,242.3	137.3	6.12	2,502.5	166.3	6.64
Loans Held For Sale	120.2	8.0	6.65	312.2	21.4	6.86	128.4	9.8	7.63
Net Loans and Lease Financing[1]
Domestic
—Commercial and Industrial	1,010.0	52.4	5.18	1,761.6	129.7	7.36	—	—	—
—Construction	151.5	8.3	5.45	240.5	18.5	7.71	—	—	—
—Mortgage	2,933.1	204.3	6.97	3,369.5	258.0	7.66	—	—	—
—Installment	804.2	67.4	8.38	809.1	90.0	11.12	—	—	—
—Lease Financing	498.4	25.8	5.17	525.6	29.3	5.57	—	—	—

Total Domestic Loans	5,397.2	358.2	6.64	6,706.3	525.5	7.84	7,950.8	687.5	8.65
Foreign	14.1	0.2	1.55	1,026.4	72.5	7.07	1,467.9	97.7	6.65

Total Loans	5,411.3	358.4	6.62	7,732.7	598.0	7.73	9,418.7	785.2	8.34
Other	91.5	5.6	6.14	79.6	5.4	6.72	73.0	4.7	6.50

Total Earning Assets[2]	9,277.4	516.8	5.57	11,762.6	828.5	7.04	13,040.9	1,033.2	7.92
Cash and Non-Interest Bearing Deposits	313.2			376.6			443.1
Other Assets	370.6			554.5			574.0

Total Assets	$9,961.2			$12,693.7			$14,058.0

Interest Bearing Liabilities
Domestic Deposits
—Demand	$1,003.8	4.1	0.41	$827.5	8.6	1.04	$805.4	11.0	1.37
—Savings	2,263.4	29.5	1.30	1,847.2	42.0	2.27	1,941.3	51.6	2.66
—Time	1,679.7	49.1	2.92	2,506.7	129.6	5.17	2,781.1	154.1	5.54

Total Domestic Deposits	4,946.9	82.7	1.67	5,181.4	180.2	3.48	5,527.8	216.7	3.92
Foreign Deposits
—Time Due to Banks	41.7	0.7	1.87	351.3	14.5	4.13	505.4	30.5	6.03
—Other Time and Savings	55.0	0.9	1.63	648.2	22.6	3.49	960.5	38.9	4.05

Total Foreign Deposits	96.7	1.6	1.73	999.5	37.1	3.71	1,465.9	69.4	3.71

Total Interest Bearing Deposits	5,043.6	84.3	1.67	6,180.9	217.3	3.52	6,993.7	286.1	4.09
Short-Term Borrowings	1,390.2	32.7	2.35	2,105.6	97.4	4.63	2,597.4	156.1	6.01
Long-Term Debt	471.3	29.3	6.21	800.5	53.9	6.73	886.8	59.0	6.66

Total Interest Bearing Liabilities	6,905.1	146.3	2.12	9,087.0	368.6	4.06	10,477.9	501.2	4.78

Net Interest Income		$370.5			$459.9			$532.0
Interest Rate Spread			3.45%			2.98%			3.14%
Net Interest Margin			3.99%			3.91%			4.08%
Non-Interest Bearing Demand Deposits
—Domestic	1,556.3			1,539.8			1,642.7
—Foreign	—			346.0			371.4

Total Non-Int Bearing Demand Deposits	1,556.3			1,885.8			2,014.1
Other Liabilities	316.3			376.8			331.4
Shareholders’ Equity	1,183.5			1,344.1			1,234.6

Total Liabilities and Shareholders’ Equity	$9,961.2			$12,693.7			$14,058.0

[1]	Non performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
[2]	Interest income includes taxable-equivalent basis adjustment based upon a statutory tax rate of 35%.
[3]	Adjusted to reflect the reclassification of certain average balances.
[4]	Interest income by loan category not available for 2000.

Analysis of Changes in Net Interest Income—Tax Equivalent Basis

Table 2

	Year Ended December 31, 2002 Compared to 2001[2]			Year Ended December 31, 2001 Compared to 2000[2,3]
	Volume[1]	Rate[1]	Total	Volume[1]	Rate[1]	Total
	(dollars in millions)
Change in Interest Income:
Interest Bearing Deposits—Foreign	$10.3	$(17.9)	$(7.6)	$22.5	$(10.6)	$11.9
Funds Sold	2.0	(3.5)	(1.5)	3.8	(1.5)	2.3
Investment Securities:
Held-to-Maturity	(13.7)	(0.2)	(13.9)	(9.0)	(6.0)	(15.0)
Available for Sale	(12.3)	(23.6)	(35.9)	(16.5)	(12.5)	(29.0)
Loans Held for Sale	(12.8)	(0.6)	(13.4)	12.7	(1.1)	11.6
Net Loans and Lease Financing
Domestic
Commercial and Industrial	(45.7)	(31.6)	(77.3)	—	—	—
Construction	(5.7)	(4.5)	(10.2)	—	—	—
Mortgage	(31.7)	(22.0)	(53.7)	—	—	—
Installment	(0.5)	(22.1)	(22.6)	—	—	—
Lease Financing	(1.4)	(2.1)	(3.5)	—	—	—

Total Domestic	(85.0)	(82.3)	(167.3)	(101.4)	(60.6)	(162.0)
Foreign	(40.4)	(31.9)	(72.3)	(30.9)	5.7	(25.2)

Total Loans	(125.4)	(114.2)	(239.6)	(132.3)	(54.9)	(187.2)
Other	0.8	(0.6)	0.2	0.4	0.3	0.7

Total Interest Income	(151.1)	(160.6)	(311.7)	(118.4)	(86.3)	(204.7)

Change in Interest Expense:
Interest Bearing Deposits
Domestic
Demand Deposits	1.5	(6.0)	(4.5)	0.3	(2.7)	(2.4)
Savings Deposits	8.1	(20.6)	(12.5)	(2.4)	(7.2)	(9.6)
Time Deposits	(34.7)	(45.8)	(80.5)	(14.6)	(9.9)	(24.5)

Total Domestic	(25.1)	(72.4)	(97.5)	(16.7)	(19.8)	(36.5)
Foreign Deposits	(22.3)	(13.2)	(35.5)	(19.2)	(13.1)	(32.3)

Total Interest Bearing Deposits	(47.4)	(85.6)	(133.0)	(35.9)	(32.9)	(68.8)
Short-Term Borrowings	(26.4)	(38.3)	(64.7)	(26.6)	(32.1)	(58.7)
Long-Term Debt	(20.7)	(3.9)	(24.6)	(5.8)	0.7	(5.1)

Total Interest Expense	(94.5)	(127.8)	(222.3)	(68.3)	(64.3)	(132.6)

Net Interest Income	$(56.6)	$(32.8)	$(89.4)	$(50.1)	$(22.0)	$(72.1)

Net Interest Differential:
Domestic	$(48.8)	$3.8	$(45.0)	$(60.9)	$(30.2)	$(91.1)
Foreign	(7.8)	(36.6)	(44.4)	10.8	8.2	19.0

Total Interest Differential	$(56.6)	$(32.8)	$(89.4)	$(50.1)	$(22.0)	$(72.1)

[1]	The changes for each category of interest income and expense are divided between the portion of changes attributable to the variance in volume or rate for that category.
[2]	Adjusted to reflect the reclassification of certain average balances.
[3]	Interest income by loan category not available in 2000.

Provision for Loan and Lease Losses

The Provision was $11.6 million in 2002, compared to $74.3 million in 2001 and $142.9 million in 2000. During the first half of 2002, a Provision was recognized equal to net charge-offs. Given continued improvements in nearly all indicators of the Company’s credit quality, and management’s assessment of economic conditions and risks, a Provision was not recognized during the third and fourth quarters of 2002, when net charge-offs were $16.2 million. Net charge-offs were $121.4 million in 2001. A substantial amount of charge-offs in 2001 were the result of efforts to reduce risks in the loan portfolio.

Non-Interest Income

Table 3 presents the major components of non-interest income.

Non-interest income was $199.9 million in 2002 compared to $448.8 million in 2001 and $281.9 million in 2000. In 2001, non-interest income included pre-tax gains of $173.4 million on the sales of banking operations, net of venture investment losses, and gains on the sale of non-strategic investment securities totaling $32.1 million.

Non-Interest Income

Table 3

	Year Ended December 31,
	2002	2001	2000
	(dollars in millions)
Trust and Asset Management	$55.7	$59.9	$66.1
Mortgage Banking	20.5	20.1	11.0
Service Charges on Deposit Accounts	32.6	38.5	40.1
Fees, Exchange, and Other Service Charges	51.6	77.8	99.0
Gains on Sale of Operations, Net of Venture Investment Losses	—	173.4	—
Gain on Settlement of Pension Obligation	—	—	11.9
Investment Securities Gains (Losses)	0.6	33.0	(1.1)
Insurance	13.1	11.6	11.2
Other Income
Annuity Fee Income	10.8	10.8	8.3
Other	15.0	23.7	35.4

	25.8	34.5	43.7

Total	$199.9	$448.8	$281.9

Trust and Asset Management income decreased in 2002 from 2001 mainly due to the decline in market value of the assets under management, driven by a general decline in stock market values and the lower interest rate environment. Assets under management totaled $11.2 billion at December 31, 2002 compared to $12.2 billion at December 31, 2001.

Mortgage Banking income in 2002 was slightly higher than 2001. In early 2002, increasing values of loans held for sale reversed December 31, 2001 valuation losses. These gains were offset by accelerated amortization of servicing rights during 2002.

Service Charges on Deposit Accounts decreased from the prior year, primarily because of a decline in the number of deposit accounts due to the divestitures.

Decreases in Card Fees, Letters of Credit and Acceptance Fees, Profit on Foreign Currency and Other Fees were primarily due to the 2001 divestitures.

As previously discussed, in 2001, $173.4 million was recognized as pre-tax Gains on Sales of Banking Operations, Net of Venture Investment Losses related to the divestitures. Table 4 presents the details of these gains and losses:

Table 4

Amount
(dollars in millions)
Credit Card Portfolio	$75.4
Pacific Century Bank, N.A.—Arizona	24.8
Pacific Century Bank, N.A.—California	49.4
South Pacific Operations	33.6
Venture Investment Losses	(9.8)

Total Pre-tax Gains on Sales of Banking Operations, Net of Venture Investment Losses	$173.4

In 2001, gains on investment securities included $28.4 million from the sale of a stock investment in an ATM processor, Star Systems, Inc., and $3.7 million from the sale of Bank of Queensland stock. Net losses on Investment Securities in 2000 included losses taken on the investment portfolio, partially offset by gains of $2.1 million from the sale of minority interests in two Pacific Island banks.

In 2000, the Company recognized a gain of $11.9 million from the settlement of a portion of the Company’s pension obligation. The Company settled this obligation by purchasing annuities with a portion of the pension plan assets.

Non-Interest Expense

Table 5 shows the major components of non-interest expense.

Non-interest expense in 2002 was $370.8 million, compared to $594.1 million in 2001 and $490.2 million in 2000. The primary reason for the decline in 2002 was the expenses related to the divestitures and restructuring activities in 2001. In addition, in 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated goodwill amortization. The decline in 2002 was partially offset by conversion and implementation costs related to the ITSRP. Adjusting for aforementioned expenses, non-interest expense was $354.8 million in 2002, a decline of $5.6 million from 2001.

The decline in salaries, net occupancy and net equipment expense was primarily due to the divested businesses.

Non-Interest Expense

Table 5

	Year Ended December 31,
	2002	2001	2000
	(dollars in millions)
Salaries	$153.5	$195.9	$185.9
Pensions and Other Employee Benefits	33.0	44.9	44.1
Net Occupancy Expense	39.1	46.3	48.8
Net Equipment Expense	41.3	53.4	50.6
Goodwill Amortization	—	13.3	15.3
Restructuring and Other Related Costs	2.4	104.8	—
Information Technology Systems Replacement Project	13.6	—	—
Other Operating Expense
Professional Services	19.7	25.4	25.4
Delivery and Postage	10.6	12.1	12.7
Merchant Transaction and Card Processing Fees	6.4	11.5	17.6
Other	51.2	86.5	89.8

	87.9	135.5	145.5

Total	$370.8	$594.1	$490.2

Restructuring and Other Related Costs

In 2002, restructuring and other related costs were mainly employee and lease termination costs related to the closure of the branches in the Pacific Islands and the completion of the 2001 divestitures. In 2001, restructuring and other related costs were comprised primarily of foreign currency translation losses, the write-down of goodwill related to the sale of banking operations, and employee termination costs. The employee termination costs in 2001 related largely to severance for 336 employees of the Pacific Century Bank N.A.’s California franchise, the Asia Division, the South Pacific subsidiaries, and Hawaii-based personnel who supported those businesses. See Note 3 to the Consolidated Financial Statements for additional information.

Information Technology Systems Replacement Project

In an effort to reduce its operating costs over the long term, in 2002 the Company began its ITSRP by entering into a technology services agreement with Metavante Corporation, which will serve as the Company’s primary technology systems provider. The Company will convert its key systems, including loans and deposits, to Metavante’s computer system. The new system is intended to enhance customer service and convenience, as well as improve the Company’s efficiency. This seven year outsourcing arrangement is similar to those used by other Hawaii banks and is expected to be operational in the third quarter of 2003. In connection with this initiative, the Company incurred conversion costs of $13.6 million in 2002 and estimates that it will recognize additional charges of approximately $21.9 million primarily in the first half of 2003. These estimated charges are comprised of $12.7 million in conversion and implementation costs, $9.2 million in accelerated depreciation on existing systems, $6.6 million in severance costs, and $7.0 million in other costs, resulting in total project costs of $35.5 million. The rescale of the Company’s key technology services is anticipated to result in a total reduction of approximately 250 employees. The conversion should provide annual cost savings of approximately $17.0 million compared to 2002 second quarter expense levels. See Note 2 to the Consolidated Financial Statements for additional information.

Income Taxes

Income tax costs include the impact of the divestitures and restructuring of the various foreign and domestic locations. The 2002 provision for taxes reflected an effective tax rate of 35.4%, compared to effective rates of 50.9% and 36.9% in 2001 and 2000, respectively. The unusually high rate in 2001 was a result of a higher level of non-tax-deductible costs associated with the divestitures, the most significant of which was $83.6 million of goodwill associated with the divested California branch franchise.

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

Continuing businesses exclude the businesses that were divested in 2001 (Pacific Century Bank N.A., Asia Division, South Pacific Subsidiaries and the credit card business), restructuring, non-core transactions and ITSRP costs. Table 6 presents results from continuing businesses for 2002 and 2001.

Continuing Businesses

Table 6

	Year Ended December 31,
	2002	2001
	(dollars in millions)
Net Interest Income	$370.2	$364.8
Provision for Loan and Lease Losses	(11.6)	(37.7)

Net Interest Income After Provision for Loan and Lease Losses	358.6	327.1
Non-Interest Income	199.9	204.1
Non-Interest Expense[1]	(354.8)	(360.4)

Income Before Income Taxes	203.7	170.8
Provision for Income Taxes	(72.2)	(57.2)

Net Income from Continuing Business[1]	$131.5	$113.6

Diluted Earnings Per Share[1]	1.84	1.41
Return on Average Assets[1]	1.32%	1.21%
Return on Average Equity[1]	11.11%	8.32%
Efficiency Ratio[1]	62.24%	63.36%

[1]	Adjusted to exclude goodwill amortization expense for 2001.

Business Segments

The Company’s business segments are defined as Retail Banking, Commercial Banking, Investment Services Group, and Treasury and Other Corporate. Financial results for each of the segments are discussed below. See Note 18 to the Consolidated Financial Statements which is incorporated by reference in this Item.

The business segments are primarily managed with a focus on performance measures, including risk adjusted return on capital (“RAROC”) and net income after capital charge (“NIACC”). RAROC is the ratio of net income to risk-adjusted equity. Equity is allocated to each business segment based on an assessment of its inherent risk. NIACC is net income available to common shareholders less a charge for allocated capital. The cost of capital is determined by multiplying management’s estimate of the shareholder’s minimum required rate of return on capital invested (12% for 2002) by the segment’s allocated equity. The Company assumes a cost of capital that is equal to the long-term government bond rate plus an additional level of return for the average risk premium of an equity investment adjusted for the Company’s market risk. For the years presented, the charge for capital has been between 12% and 15%. The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company’s overall asset and liability management activities on a proportionate basis. The Provision charged to the Treasury and Other Corporate segment represents changes in the level of the Allowance. The Provision recorded in the Retail Banking, Commercial Banking, and Investment Services Group segments represents actual net charge-offs of these segments.

Retail Banking

Allocated net income for the Retail Banking segment increased by $27.5 million or 78.6% in 2002 compared to 2001. The Retail Banking segment’s NIACC increased by $23.2 million to $34.3 million in 2002 and RAROC increased from 18% in 2001 to 30% in 2002. The improvement in these financial measures was primarily due to an increase in net interest income as well as decreases in non-interest expense and the Provision. Net interest income for the Retail Banking segment increased $13.6 million or 7.3% in 2002 as compared to 2001. The increase in net interest income was primarily due to the decreasing interest rate environment in 2002, which resulted in a reduction of interest expense on deposits. The Provision decreased to $4.1 million in 2002 from $9.6 million in 2001 as a result of enhanced credit management and collections in the consumer portfolio. Non-interest expense decreased $22.6 million or 11.3% in 2002 as compared to 2001, primarily due to reductions in technology spending, incentive compensation and lower marketing costs. Also contributing to the decrease in non-interest expense in 2002 was improved efficiency in the deployment of staffing models in the branch network.

Allocated net income for the Retail Banking segment decreased by $5.9 million, or 14.4%, in 2001 as compared to 2000. The Retail Banking segment’s NIACC decreased by $10.5 million to $11.1 million in 2001 and RAROC decreased from 25% in 2000 to 18% in 2001. The decrease in these financial measures was primarily due to an increase in non-interest expense of $35.5 million or 21.5% in 2001 as compared to 2000 due to higher expenses related to facilities, systems and product development, and incentive compensation resulting from higher mortgage loan origination volume. The increase to non-interest expense was partially offset by a $29.5 million increase in net interest income in 2001 as compared to 2000.

Commercial Banking

Allocated net income for the Commercial Banking segment increased by $2.5 million or 8.0% in 2002 compared to 2001. The Commercial Banking segment’s NIACC increased by $9.3 million to $10.3 million in 2002 and RAROC increased from 12% in 2001 to 17% in 2002. The improvement in these financial measures was primarily due to an increase in other non-interest income as well as decreases to non-interest expense and the Provision. These improvements were partially offset by a decrease in net interest income. Net interest income of

$142.4 million in 2002 was down $12.1 million or 7.8% from 2001 due to the low interest rate environment during 2002 and a decrease in commercial loan balances. The decrease in commercial loan balances was in line with the Company’s overall initiative to improve credit quality. Other non-interest income of $34.5 million in 2002 increased $6.8 million or 24.5% from 2001. The increase was primarily due to foreign exchange income; prepayment, renegotiation, and secondary marketing transaction income from the Commercial Real Estate unit; service charges on deposit accounts from commercial customers on analyzed checking accounts; and gains on disposal of leased assets and other lease financing arrangements. The Provision was $24.9 million in 2002, down $4.9 million or 16.4% from 2001. The reduction in the Provision reflects the improvement in the credit quality of the commercial loan portfolio. Total non-interest expense of $101.0 million in 2002 was down $3.9 million or 3.7% from 2001 due to decreases in salaries, benefits, and product and business development expenses.

Allocated net income for the Commercial Banking segment increased by $1.5 million, or 5.0%, in 2001 as compared to 2000. The Commercial Banking segment’s NIACC decreased by $12.4 million to $1.0 million in 2001 and RAROC decreased from 16% in 2000 to 12% in 2001. The increase in allocated income was primarily due to the decrease in Provision offset by a decrease in net interest income and other non-interest income and an increase in non-interest expense. The Provision of $29.8 million in 2001 was down $58.7 million, or 66.3%, from 2000 due to the reduced exposure to syndicated national credits and other large borrowers as well as exiting certain higher risk relationships and shifting to lower risk industries. The decrease in net interest income of $41.7 million or 21.3% is a result of the reduction in commercial loan balances due to the credit risk initiatives. Furthermore, as a result of these credit initiatives, the Bank realized reductions in non-interest income and increases in non-interest expenses from 2000 to 2001.

Investment Services Group

Allocated net income for the Investment Services Group increased by $2.3 million or 33.3% in 2002 compared to 2001. The Investment Services Group’s NIACC increased by $1.5 million to $2.3 million in 2002 and RAROC increased from 13% in 2001 to 16% in 2002. The improvement in these financial measures was primarily due to an increase in net interest income and a decrease in non-interest expense, partially offset by a decrease in non-interest revenue. Net interest income increased $3.8 million, primarily as a result of higher deposit balances in the private client services area. Non-interest income declined from 2001 to 2002 due primarily to a $3.0 million decrease in trust and asset management fee income which resulted from declines in the value of assets under management as the stock market continued to decline. The decrease in non-interest expense of $2.7 million was due to decreases in professional fees and the identification and reduction of other expenses to coincide with the reduced other non-interest income during 2002.

Allocated net income for the Investment Services Group decreased by $6.8 million, or 49.6%, in 2001 compared to 2000. The Investment Services Group’s NIACC decreased by $8.0 million to $0.8 million in 2001 and RAROC decreased from 28% in 2000 to 13% in 2001. The decrease in these financial measures was mostly due to the decrease in other non-interest income of $12.1 million, or 14.6%, due to the declines in the value of assets under management and the related fee income during 2001 as the stock market declined.

Treasury and Other Corporate

Allocated net income for Treasury and Other Corporate decreased by $12.4 million, or 41.8%, in 2002 as compared to 2001. This segment’s NIACC decreased by $51.7 million in 2002 primarily because this segment was charged with the cost of the Company’s excess capital that was generated from the 2001 divestitures. RAROC, computed without consideration of excess capital, decreased to 13% in 2002 from 20% in 2001. The decrease in each of these financial measures was attributable to an increase in non-interest expenses that were not allocated to other segments, including the costs related to ITSRP. The credit amount in the Provision was due to the overall reduction in the Company’s Allowance.

Allocated net income for Treasury and Other Corporate increased by $11.1 million, or 59.7%, in 2001 as compared to 2000. The Treasury and Other Corporate NIACC increased by $23.0 million to ($23.9) million in 2001 and RAROC increased from (14%) in 2000 to 20% in 2001. The improvement in these financial measures was due primarily to the decrease in non-interest expense partially offset by a decrease in other non-interest income. The decrease in other non-interest income of $10.0 million from 2000 to 2001 was due to an $11.9 million settlement of certain pension benefit obligations in 2000. The decrease in non-interest expense of $30.1 million from 2000 to 2001 was due to reduced premises costs of the Bank and certain collection expenses that were recognized in Treasury and Other Corporate during 2000 and 2001 but were allocated out to the three business segments in 2001 as the Bank revised its cost allocation methodology.

Divestiture Businesses and Corporate Restructuring Related Activities

The amounts reported in 2002 for this category consist of costs related to branch closures in the Pacific Islands.

For 2001, this category includes the results of the Company’s strategic plan to improve credit quality and to divest underperforming businesses. It includes the impact of the sales of the divested businesses and restructuring and other related costs. It also includes losses associated with the accelerated resolution of credit problems undertaken in the first quarter of 2001.

The following table summarizes NIACC and RAROC results for the Company’s business segments:

Economic NIACC and RAROC

Table 7

	Retail Banking	Commercial Banking	Investment Services Group	Treasury and Other Corporate	Divestiture Businesses	Corporate Restructuring Related Activities	Total
	(dollars in millions)
Year Ended December 31, 2002
Allocated Net Income	$62.5	$33.8	$9.2	$17.3	$—	$(1.6)	$121.2
NIACC (Economic)	34.3	10.3	2.3	(75.6)	—	(1.5)	(30.2)
RAROC (Economic)	30%	17%	16%	13%	—	N/A	—

Year Ended December 31, 2001
Allocated Net Income	$35.0	$31.3	$6.9	$29.7	$10.2	$4.7	$117.8
NIACC (Economic)	11.1	1.0	0.8	(23.9)	(39.2)	27.1	(23.1)
RAROC (Economic)	18%	12%	13%	20%	0%	—	—

Year Ended December 31, 2000
Allocated Net Income	$40.9	$29.8	$13.7	$18.6	$10.6	$—	$113.6
NIACC (Economic)	21.6	13.4	8.8	(46.9)	(31.4)	—	(34.5)
RAROC (Economic)	25%	16%	28%	-14%	5%	—	—

Balance Sheet Analysis

Investment Securities

The Company’s investment portfolio is managed in an effort to provide liquidity and interest income, offset interest rate risk positions and provide collateral for various purposes. As of December 31, 2002, the portfolio totaled $2.5 billion, compared with $2.4 billion on December 31, 2001. This increase reflected the deployment of excess liquidity into the portfolio from short-term interest-bearing deposits and proceeds from loans held for sale.

See Table 8 for the maturity distribution, market value and weighted-average yield to maturity of securities.

Supplementary Data—Maturity Distribution, Market Value

and Weighted-Average Yield to Maturity of Securities

Table 8

	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Approximate Market Value
	(dollars in millions)
Maturity Distribution Based on Amortized Cost
December 31, 2002
Held to Maturity
U.S. Treasury Securities	$3.0	1.7%	$—	—%	$—	—%	$—	—%	$3.0	1.7%	$3.0
U.S. Government Agencies	17.9	2.4	—	—	—	—	—	—	17.9	2.4	17.9
Obligations of States and Political Subdivisions[1]	—	—	—	—	0.2	9.1	—	—	0.2	9.1	0.2
Mortgage-Backed Securities[2]	—	—	0.5	7.6	1.9	8.3	206.2	5.7	208.6	5.7	214.9

Total Held to Maturity	20.9	2.3%	0.5	7.6%	2.1	8.3%	206.2	5.7%	229.7	5.4%	236.0

Available for Sale Securities[3]
U.S. Treasury Securities	1.3	2.8%	—	—%	0.9	5.1%	—	—%	2.2	3.7%	2.2
U.S. Government Agencies	0.3	5.0	17.8	6.4	42.5	7.5	13.6	3.3	74.2	6.5	76.5
Obligations of States and Political Subdivisions[1]	1.3	6.5	3.9	7.3	2.1	5.4	—	—	7.3	6.6	7.7
Corporate Equity Securities	0.2	1.6	—	—	—	—	—	—	0.2	1.6	0.2
Mortgage-Backed Securities[2]	—	—	2.6	6.7	84.3	5.5	2,056.3	5.2	2,143.2	5.2	2,182.3
Other	14.6	3.0	—	—	3.0	6.4	—	—	17.6	3.6	18.3

Total Available for Sale Securities	17.7	3.2%	24.3	6.6%	132.8	6.2%	2,069.9	5.2%	2,244.7	5.2%	2,287.2

Total Investment Securities
December 31, 2002	$38.6		$24.8		$134.9		$2,276.1		$2,474.4		$2,523.2

December 31, 2001	$29.2		$43.8		$118.0		$2,168.7		$2,359.7		$2,409.2

December 31, 2000	$116.0		$79.0		$138.0		$2,756.6		$3,089.6		$3,098.4

[1]	Weighted-average yields on obligations of states and political subdivisions are generally tax-exempt and are computed on a tax-equivalent basis using a federal income tax rate of 35%.
[2]	Contractual maturities do not anticipate reductions for periodic paydowns.
[3]	Weighted-average yields on available for sale securities are based on amortized cost.

Loans

Loans comprise the largest category of earning assets for the Company. Loans totaled $5.4 billion at December 31, 2002, a decrease of $298.1 million, or 5.3%, from the end of 2001. The decrease is primarily due to the Company’s managed reduction of the loan portfolio in an effort to improve credit quality. Note 5 to the Consolidated Financial Statements presents the composition of the loan portfolio by major loan categories, which are discussed below.

A geographic distribution of the loan portfolio as of December 31, 2002 is presented in Table 9 based on the location of borrowers.

Geographic Distribution of Loan Portfolio

Table 9

	Total	Hawaii	Mainland U.S.	Guam	Other Pacific Islands	Other
	(dollars in millions)
Domestic
Commercial
Commercial and Industrial	$875.0	$579.1	$190.8	$58.6	$46.5	$—
Commercial Mortgage	591.1	440.8	8.4	117.7	24.2	—
Construction	127.5	117.8	9.2	0.5	—	—
Lease Financing	427.3	44.2	382.1	—	1.0	—

Total Commercial	2,020.9	1,181.9	590.5	176.8	71.7	—
Consumer
Residential Mortgage	2,131.4	1,921.4	—	202.9	7.1	—
Home Equity	614.0	419.2	185.8	9.0	—	—
Other Consumer	493.3	413.7	—	42.8	36.8	—
Lease Financing	34.5	34.5	—	—	—	—

Total Consumer	3,273.2	2,788.8	185.8	254.7	43.9	—

Total Domestic	5,294.1	3,970.7	776.3	431.5	115.6	—
Foreign	64.9	—	—	—	—	64.9

Total Loans	$5,359.0	$3,970.7	$776.3	$431.5	$115.6	$64.9

Percentage of Total	100.00%	74.09%	14.49%	8.05%	2.16%	1.21%

Maturities and Sensitivities of Loans to Changes in Interest Rates1

Table 10

	December 31, 2002
	Due in One Year or Less	Due After One to Five Years[2]	Due After Five Years[2]	Total
	(dollars in millions)
Commercial and Industrial	$560.4	$188.3	$126.3	$875.0
Construction	27.9	48.3	51.3	127.5
Foreign	16.6	0.5	47.8	64.9

Total	$604.9	$237.1	$225.4	$1,067.4

[1]	Based on contractual maturities.
[2]	As of December 31, 2002, loans maturing after one year consisted of $296.4 million with floating rates and $166.1 million with fixed rates.

Deposits

As of December 31, 2002, deposits totaled $6.9 billion compared to $6.7 billion at the end of 2001. Increases in demand and savings deposits were the result of marketing and customer desire for liquidity and the Company’s continued effort to reduce higher cost time deposits. See Note 8 to the Consolidated Financial Statements for additional deposit information.

Borrowings

Short-term borrowings, which include funds purchased, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings, totaled $833.5 million at December 31, 2002, down from $1.8 billion at December 31, 2001. Long-term debt totaled $389.8 million at December 31, 2002, a decline from $590.4 million at the end of 2001. The Company reduced short-term borrowings and long-term debt in 2002 as a result of the increased liquidity from the 2001 divestitures. See Notes 9 and 10 to the Consolidated Financial Statements for more information on short-term borrowings and long-term debt.

Foreign Activities

During 2002, the Company continued to maintain U.S. dollar placements with foreign entities, as a tax efficient investment structure for short-term funds. The Company divested substantially all of its foreign operations in 2001, except for a representative office in Japan and a branch in the Bahamas.

The Company’s foreign lending included both local currency and cross-border lending. Local currency loans are those that are funded and will be repaid in the currency of the borrower’s country. Cross-border lending, on the other hand, involves loans that will be repaid in a currency other than that of the borrower’s country. This type of lending involves greater risk because the borrower’s ability to repay is additionally dependent on changes in the currency exchange rate.

Credit limits have been established for each country. These credit limits are monitored and reviewed on a regular basis.

Table 11 presents, for the last three years, a geographic distribution of assets for which the Company has cross-border exposure exceeding 0.75% of total assets.

See Note 19 to the Consolidated Financial Statements for additional information on foreign activities.

Geographic Distribution of Cross-Border International Assets1

Table 11

	Government and Other Official Institutions	Banks and Other Financial Institutions[2]	Commercial and Industrial Companies	Total
	(dollars in millions)
At December 31, 2002:
United Kingdom
Deposits	$—	$160.8	$—	$160.8
Loans and Leases	—	—	9.7	9.7

Total United Kingdom	—	160.8	9.7	170.5
Germany
Deposits	—	100.3	—	100.3
Loans and Leases	—	—	0.3	0.3

Total Germany	—	100.3	0.3	100.6
Singapore
Deposits	—	100.1	—	100.1

Total Singapore	—	100.1	—	100.1
Netherlands
Deposits	—	85.3	—	85.3
Loans and Leases	—	—	12.7	12.7

Total Netherlands	—	85.3	12.7	98.0
All Others[3]
Deposits	—	105.7	—	105.7
Loans and Leases	0.3	32.6	71.4	104.3

Total All Others	0.3	138.3	71.4	210.0

Total	$0.3	$584.8	$94.1	$679.2

At December 31, 2001:
United Kingdom	$—	$248.3	$9.6	$257.9
Netherlands	—	180.2	12.7	192.9
Germany	—	187.7	0.5	188.2
Singapore	—	140.0	0.6	140.6
Canada	—	115.6	4.3	119.9
Australia	—	113.9	2.1	116.0
All Others	0.5	285.9	77.4	363.8

Total	$0.5	$1,271.6	$107.2	$1,379.3

At December 31, 2000:
South Korea	$—	$233.7	$48.3	$282.0
Japan	—	249.9	48.9	298.8
All Others	21.8	331.5	156.3	509.6

Total	$21.8	$815.1	$253.5	$1,090.4

[1]	This table details by country cross-border outstandings that individually amounted to 0.75% or more of consolidated total assets. Cross-border outstandings are defined as foreign monetary assets that are payable to the Company in U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies. Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and other monetary assets.
[2]	Includes U.S. dollar advances to foreign branches and affiliate banks which were used to fund local currency transactions. Totals for December 31, 2002, 2001 and 2000 were $0, $2.5 million and $364.8 million respectively.
[3]	At December 31, 2002, the All Others category included cross-border outstandings of $63.2 million in Australia and $62.7 million in Japan.

Corporate Risk Profile

Credit Risk

Credit Risk is defined as the risk that borrowers or counter parties will not be able to repay their obligations to the Company. Credit exposures reflect legally binding commitments for loans, leases, banker’s acceptances, financial and standby letters of credit and overnight overdrafts.

The Company’s asset quality continued to improve in 2002 as evidenced by reductions in internally classified or criticized loans, and non-performing assets, as well as the downward trend in the level of net charge-offs. The Company’s risk position also improved through the execution of a portfolio strategy in an effort to shift to lower risk industries as well as reduce large borrower concentrations, syndicated national credits, and exposure to the telecommunications industry. Portfolio management was also successful through the early identification and disengagement or remediation of deteriorating credits as appropriate.

An exception to the overall improvement in credit risk is the airline industry which continues to weaken due to elevated cost structures, rising fuel costs, reduced travel and the uncertain geo-political environment. Following the bankruptcy declaration of a large United States air carrier in 2002, the Company charged-off its entire exposure of $8.8 million to this borrower and has no exposure to any air carrier currently in bankruptcy.

Another area of potentially weaker credit quality is the Guam portfolio, where continuing economic stress has been further complicated by a super typhoon. On December 8th, 2002, Guam suffered from a super typhoon, causing widespread damage to homes and businesses, and significant damage to island infrastructures. At December 31, 2002, the Company had $431.5 million in loan exposure in Guam, representing 8% of total loans outstanding, of which $254.7 million was consumer and $176.8 million was commercial loans. Based on a review of commercial borrowers as of the end of December 2002, additional provisioning was not required. One previously weak commercial borrower with $4.3 million in outstandings became impaired and was placed on non-accrual. The Guam hotel portfolio had $44.6 million in exposure at December 31, 2002, of which $32.7 million or 73% of that exposure was guaranteed by financial institutions or entities with limited exposure to tourism.

Of total syndicated loans outstanding, less than 2% were internally classified at December 31, 2002. The largest syndicated loan outstanding was $28.4 million to a prominent Hawaii based hotel operator while the second largest was $26.9 million to a Hawaii shopping center operator. The 10 largest syndicated loans outstanding totaled $181.2 million and were centered in real estate, hospitality, and gaming.

In the retail portfolios, enhanced credit management and collections coupled with a resilient Hawaii economy have reduced net charge-off rates.

Table 12 summarizes larger exposures to selected industry or loan structures.

Selected Concentrations of Credit Exposure

Table 12

	Year Ended December 31,
	2002			2001
	Outstandings	Unused Commitments	Total Exposure	Total Exposure
	(dollars in millions)
Air Transportation
Regional Passenger Carriers	$47.1	$10.2	$57.3	$60.4
United States Based Passenger Carriers	39.6	—	39.6	50.5
International Based Passenger Carriers	32.1	—	32.1	32.5
Cargo Carriers	15.0	—	15.0	14.9

Total Air Transportation	$133.8	$10.2	$144.0	$158.3

Lodging
National Hotel Companies	$23.3	$78.7	$102.0	$123.9
Hawaii Hotels	103.4	31.9	135.3	129.4
Pacific Island Hotels	44.6	—	44.6	60.0

Total Lodging	$171.3	$110.6	$281.9	$313.3

Telecommunication Companies	$0.9	$25.7	$26.6	$112.7

Syndicated Exposure	$309.1	$693.0	$1,002.1	$1,520.4

Non-Performing Assets

Non-performing assets (“NPAs”) consist of non-accrual loans, including those held for sale, and foreclosed real estate. As shown in Table 13, NPAs were $54.4 million at the end of 2002, a decrease of $25.3 million, or 31.7% from NPAs of $79.7 million at the end of 2001. At December 31, 2002 the ratio of non-performing assets to total loans plus foreclosed assets and non-performing loans held for sale was 1.01%, down from 1.40% at December 31, 2001.

The net decrease in NPAs from 2001 to 2002 was largely due to payments and sales of $64.1 million, the return of loans to accrual status of $23.5 million, and charge-offs of $13.6 million as management made significant progress in improving asset quality. Current year inflows of $75.9 million were reduced significantly from $133.9 million during 2001. The decrease in non-performing assets included an $8.4 million sale of the majority of the Company’s largest parcel of foreclosed real estate in 2002.

Contrary to the general trend, NPAs in Guam increased to $25.9 million from $16.0 million in the prior year. As a percent of total NPAs, Guam based loans represented 48%, up from 20% in 2001.

As of December 31, 2002, 56.6% of NPAs were concentrated in commercial loans (38.2% in commercial real estate) and 25.6% were secured by residential real estate. This compares to the prior year concentrations of 56.8% in commercial loans (32.1% in commercial real estate) and 19.2% secured by residential real estate.

Loans Past Due 90 Days or More and Still Accruing Interest

Accruing loans past due 90 days or more totaled $1.8 million at December 31, 2002, down from $4.9 million at December 31, 2001, and are centered in Residential Mortgage and Other Consumer loans. The improvement reflects enhanced credit management and collections coupled with a resilient Hawaii economy.

Table 13 presents a five-year history of non-performing assets and accruing loans past due 90 days or more.

Non-Performing Assets and Accruing Loans Past Due 90 Days or More

Table 13

	December 31,
	2002	2001	2000	1999	1998
	(dollars in millions)
Non Performing Assets
Non-Accrual Loans
Commercial
Commercial and Industrial	$5.9	$18.9	$55.4	$23.7	$28.2
Commercial Mortgage	20.3	16.3	60.1	19.0	5.4
Construction	0.5	9.3	6.4	1.1	2.9
Lease Financing	4.1	0.8	0.4	3.9	0.7

Total Commercial	30.8	45.3	122.3	47.7	37.2
Consumer
Residential Mortgage	13.9	15.3	21.8	29.1	34.9
Home Equity	0.3	0.1	0.9	0.6	1.5
Other Consumer	—	0.1	—	0.5	0.8

Total Consumer	14.2	15.5	22.7	30.2	37.2

Total Domestic	45.0	60.8	145.0	77.9	74.4
Foreign	—	—	33.5	67.4	57.5

Total Non-Accrual Loans	45.0	60.8	178.5	145.3	131.9
Non-Accrual Loans Held For Sale	—	1.7	—	—	—
Foreclosed Real Estate
Domestic	9.4	17.2	4.2	4.3	5.5
Foreign	—	—	0.3	0.3	0.1

Total Foreclosed Real Estate	9.4	17.2	4.5	4.6	5.6

Total Non-Performing Assets	$54.4	$79.7	$183.0	$149.9	$137.5

Accruing Loans Past Due 90 Days or More
Commercial
Commercial and Industrial	$0.2	$0.1	$5.0	$5.9	$0.4
Commercial Mortgage	0.3	—	1.3	1.9	—
Construction	—	—	—	—	0.4
Lease Financing	—	—	—	1.1	0.2

Total Commercial	0.5	0.1	6.3	8.9	1.0
Consumer
Residential Mortgage	0.6	3.7	3.3	3.9	4.5
Home Equity	—	0.1	0.4	0.1	—
Other Consumer	0.7	0.9	5.2	4.5	7.3
Lease Financing	—	0.1	0.4	0.1	0.1

Total Consumer	1.3	4.8	9.3	8.6	11.9

Total Domestic	1.8	4.9	15.6	17.5	12.9

Foreign	—	—	3.2	1.0	7.9

Total Accruing Loans Past Due 90 Days or More	$1.8	$4.9	$18.8	$18.5	$20.8

Total Loans	$5,359.0	$5,657.1	$9,239.1	$9,339.5	$9,376.1

Ratio of Non-Accrual Loans to Total Loans	0.84%	1.07%	1.93%	1.56%	1.41%

Ratio of Non-Performing Assets to Total Loans, Foreclosed Real Estate and Non-Performing Loans Held For Sale	1.01%	1.40%	1.98%	1.60%	1.47%

Ratio of Non-Performing Assets and Accruing Loans Past Due 90 Days or More to Total Loans	1.05%	1.50%	2.18%	1.80%	1.69%

Detailed below is foregone interest on non-accrual loans.

Foregone Interest on Non-Accrual Loans

Table 14

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in millions)
Interest Income That Would Have Been Recorded Under Original Terms:
Domestic	$5.3	$6.5	$10.2	$11.2	$8.4
Foreign	—	4.2	2.8	7.1	4.1
Interest Income Recorded During the Current Year on Non-Accruals:
Domestic	1.9	1.6	3.4	1.1	1.3
Foreign	—	1.1	1.0	3.0	1.4

Allowance for Loan and Lease Losses

The Company maintains an Allowance adequate to cover management’s estimate of probable credit losses inherent in its lending portfolios based on a comprehensive quarterly analysis of historical loss experience supplemented by judgmental expectations of portfolio performance and economic conditions as of a given balance sheet date.

The Allowance is composed of an allocated and a general component. The allocated component represents an estimate of probable credit loss inherent to specific portfolios and borrowers. It is segmented between a baseline component based on historical loss experience and specific borrower evaluations, and a judgmental management adjustment component. Management adjustments are based on relevant observable data applied as necessary to reflect risk of probable loss not captured in the historical analyses. The general component addresses market and regulatory expectations through maintenance of appropriate coverage ratios of loans, non-accruals, net charge-offs, current economic conditions and positioning in the credit cycle, uncertainty from geo-political issues, overall concentration and correlation risk, overall delinquency and impairment trends, and imprecision in the estimation process.

To estimate the baseline component, portfolios are segmented based on similar risk characteristics. A range of estimated losses is calculated based on historical loss rates and average delinquency flows to loss. For those commercial borrowers that are on non-accrual status and borrowers identified by management as exhibiting above average levels of risk, impairment is measured on an individual basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting for Creditors for Impairment of a Loan” as amended by SFAS No. 118, “Accounting for Creditors for Impairment of a Loan-Income Recognition and Disclosures” (“SFAS No. 114”). Commercial borrowers not individually impaired are collectively evaluated for impairment based on line-of-business and internal risk rating segmentation. Loss estimates are calculated based on analysis of historical risk rating migrating to loss. Retail and small business portfolios are evaluated for impairment collectively, based on product and geography. Both retail and commercial loss models are updated quarterly.

Management adjustments are applied to the baseline component based on assessments and expectations of portfolio performance not captured in the historical loss rates. Relevant factors considered in the assessment based on observable data include, but are not limited to: a formal Company-wide rolling quarterly forecast of asset quality metrics, including net charge-offs; growth rates; extent of portfolio seasoning; specific historical events; downside scenarios for specific borrowers; existing and emerging trends in delinquency and impairment; expectations of portfolio performance in terms of directionality, volatility, and stress-testing; borrower, industry, and geographical concentrations; credit management changes; changes in underwriting, charge-off or collection policies and procedures; coverage tests of classified and criticized exposure; and pending accounting or regulatory changes.

The Allowance was $142.9 million at December 31, 2002, a decrease of $16.1 million from December 31, 2001. The ratio of the Allowance to total loans was 2.67% at December 31, 2002 compared with 2.81% at year-end 2001. Allowance coverage of non-accrual loans of 318% at December 31, 2002 increased from 262% in the prior year. Current year Allowance coverage of net charge-offs of 5.1 times improved from 1.3 times in 2001. See Note 5 to the Consolidated Financial Statements for changes in the Allowance during the last five years.

Net charge-offs for 2002 of $27.7 million or 0.51% of total average loans decreased significantly from $121.4 million or 1.57% of total average loans in 2001. This improvement in 2002 net charge-offs reflects management’s execution of portfolio strategies in an effort to shift to lower risk industries, reduce large borrower concentrations and syndicated national credits, as well as enhanced credit management and collections in the Retail businesses. The fourth quarter of 2002 included an $8.8 million charge-off of a United States air carrier that declared bankruptcy. Net charge-offs and use of Provisions in 2001 largely reflected credit losses realized upon the exit of certain higher risk relationships by selling those loans at a loss.

The allocated component of the Allowance, $106.3 million at December 31, 2002 decreased $16.8 million from the prior year, commensurate with the overall improvement in asset quality. The general component of the Allowance, $36.6 million (26% of the total) at December 31, 2002, increased by $0.7 million from $35.9 million in 2001 (23% of the total). Although asset quality has improved, prompting a release in the allocated component, the general component was held essentially flat to the prior year, to address uncertainty from the geo-political situation, and risk in the air transportation industry. While management has allocated a portion of the Allowance to specific loan categories, the adequacy of the Allowance must be considered in its entirety. Allowance allocations by loan category are presented in Table 15.

Allocation of Allowance for Loan and Lease Losses

Table 15

	December 31,
	2002		2001		2000		1999		1998
	Allowance	Percent of Out-standing Loans	Allowance	Percent of Out- standing Loans	Allowance	Percent of Out- standing Loans	Allowance	Percent of Out- standing Loans	Allowance	Percent of Out- standing Loans
	(dollars in millions)
Domestic Loans
Commercial
Commercial and Industrial	$43.5	4.97%	$57.4	4.92%	$90.0	3.70%	$50.5	2.03%	$60.8	2.37%
Commercial Mortgage	16.5	2.79	16.1	2.51	27.5	2.44	17.3	1.39	3.3	0.29
Construction	2.7	2.12	5.3	3.13	6.0	1.95	5.0	1.52	1.0	0.33
Lease Financing	20.5	4.80	20.0	4.72	3.7	0.74	3.0	0.73	5.9	1.66

Total Commercial	83.2	4.12	98.8	4.11	127.2	2.91	75.8	1.70	71.0	1.63
Consumer
Residential Mortgage	6.4	0.30	9.0	0.37	8.3	0.32	8.3	0.37	8.1	0.37
Home Equity	0.6	0.10	1.3	0.39	0.4	0.14	0.6	0.23	0.5	0.19
Other Consumer	15.0	3.04	12.9	3.22	14.5	2.02	18.9	2.53	25.9	3.44
Lease Financing	0.4	1.16	0.5	1.18	0.6	1.41	0.5	1.20	0.7	1.99

Total Consumer	22.4	0.68	23.7	0.74	23.8	0.66	28.3	0.86	35.2	1.09

Total Domestic	105.6	1.99	122.5	2.19	151.0	1.89	104.1	1.34	106.2	1.40
Foreign Loans	0.7	1.08	0.6	0.99	73.3	5.78	78.4	4.93	74.7	4.18
Not allocated[1]	36.6	—	35.9	—	21.9	—	11.7	—	30.4	—

Total	$142.9	2.67%	$159.0	2.81%	$246.2	2.67%	$194.2	2.08%	$211.3	2.26%

[1]	Includes both foreign and domestic general reserves.

The Allowance is considered adequate by Management at December 31, 2002, given its analysis of estimated probable credit losses, credit risk profile, economic conditions, and coverage ratios.

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices. The Company is exposed to market risk as a consequence of the normal course of conducting its business activities. Financial products that expose the Company to market risk include investment securities, loans, deposits, debt and derivative financial instruments. The Company’s market risk management process involves measuring, monitoring, controlling and managing risks that can significantly impact the Company’s financial position and operating results. In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance and shareholder value, while limiting the volatility of each. The activities associated with these market risks are categorized into “trading” and “other than trading”.

The Company’s trading activities include foreign currency and foreign exchange contracts that expose the Company to a minor degree of foreign currency risk. These transactions are executed on behalf of customers and for the Company’s own account. The Company manages its trading account such that it maintains only insignificant foreign currency open positions. The Company continues to use a value-at-risk (“VAR”) calculation based on an estimated variance-co-variance matrix. The VAR calculation determines the potential loss within a 95% confidence interval. In other words, a loss greater than VAR has generally not more than a 5% probability of occurring. The exposure from foreign currency trading positions measured by the VAR methodology as of year-end 2002 continued to be immaterial. During 2002, the Company’s foreign operations in Japan and Korea repatriated all their capital. Approximately $200,000 of capital remains in Taiwan due to local regulations. The repatriation of the remaining Taiwan capital is expected in 2003.

The Company’s “other than trading” activities include normal business transactions that expose the Company’s balance sheet profile to varying degrees of market risk. The Company’s primary market risk exposure is interest rate risk. A key element in the process of managing market risk involves oversight by senior management and the Board of Directors as to the level of such risk assumed by the Company in its balance sheet. The Board of Directors reviews and approves risk management policies, including risk limits and guidelines and delegates to the Asset Liability Management Committee (the “ALCO”) oversight functions. The ALCO, consisting of senior business and finance officers, monitors the Company’s market risk exposure and as market conditions dictate, modifies balance sheet positions. The ALCO may also direct the use of derivative instruments.

Interest Rate Risk

The Company’s balance sheet is sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from the Company’s normal business activities of making loans and taking deposits. Many other factors also affect the Company’s exposure to changes in interest rates, such as general economic and financial conditions, customer preferences, and historical pricing relationships.

The earnings of the Company and its principal subsidiary are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System. The monetary policies of the Federal Reserve System influence to a significant extent the overall growth of loans, investments, and deposits; the level of interest rates earned on assets and paid for liabilities; and interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies are often not predictable.

A key element in the Company’s ongoing process to measure and monitor interest rate risk is the utilization of a net interest income (“NII”) Monte Carlo simulation model. This model is used to estimate the amount that NII will change over a one-year time horizon under various interest rate scenarios. These estimates are based on assumptions on the behavior of loan and deposit volumes as a function of pricing, prepayment speeds on mortgage-related assets, and principal amortization and maturities on other financial instruments. The model specification includes embedded optionality. While such assumptions are inherently uncertain, management believes that these assumptions are reasonable. As a result, the NII simulation model captures the dynamic nature of the balance sheet and provides a sophisticated estimate rather than a precise prediction of NII’s exposure to higher or lower interest rates.

Table 16 presents, as of December 31, 2002, 2001 and 2000, the estimate of the change in NII from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion for the entire yield curve, over the next 12-month period relative to the measured base case scenario for NII. The resulting estimate in NII exposure was within the approved ALCO guidelines.

Market Risk Exposure to Interest Rate Changes

Table 16

	December 31,
	2002		2001		2000
	Interest Rate Change (in basis points)		Interest Rate Change (in basis points)		Interest Rate Change (in basis points)
	-200	200	-200	200	-200	200
Estimated Exposure as a Percent of Net Interest Income	(3.75)%	7.66%	(0.3)%	3.5%	(2.3)%	0.5%

To enhance and complement the results from the NII simulation model, the Company also reviews other measures of interest rate risk. These measures include the sensitivity of market value of equity and the exposure to basis risk and non-parallel yield curve shifts. There are inherent limitations to these measures but used along with the NII simulation model, the Company obtains a better overall insight for managing its exposure to changes in interest rates.

In managing interest rate risks, the Company uses several approaches to modify its risk position. Approaches that are used to shift balance sheet mix or alter the interest rate characteristics of assets and liabilities include changing product pricing strategies, modifying investment portfolio characteristics, or using financial derivative instruments. The use of financial derivatives, as detailed in Note 16 to the Consolidated Financial Statements, has been limited over the past several years.

Liquidity Management

Liquidity is managed in an effort to ensure that the Company has continuous access to sufficient, reasonably priced funding. Funding requirements are impacted by loan refinancings and originations, liability settlements and issuances, and off-balance sheet funding commitments. The Company considers and complies with various regulatory guidelines regarding required liquidity levels and periodically monitors its liquidity position in light of the changing economic environment and customer activity. Based on periodic liquidity assessments, the Company may alter its assets, liabilities and off-balance sheet positions. The Company’s ALCO monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. This process, combined with the Company’s ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.

In an effort to ensure that its liquidity needs are met, the Company actively manages both the asset and liability sides of the Statement of Condition. The primary sources of liquidity are available-for-sale investment securities, interest bearing deposits, and cash flows from loans and investments, as well as the ability to sell or securitize certain assets. With respect to liabilities, liquidity is generated through growth in deposits and other funding. During 2002, the Company continued to use funds generated from the divestiture program to repurchase stock (see “Capital Management”) and reduce debt where possible. The Company has not utilized off-balance sheet financing arrangements as a significant source of liquidity. It is not expected that such arrangements will be used significantly in the future.

The Company’s contractual obligations and other commitments as of December 31, 2002 are summarized in Table 17. See Note 7 to the Consolidated Financial Statements for additional information on Capital and Operating Lease obligations; Note 9 for additional information on Short-Term Borrowings; and Note 10 for additional information on Long-Term Debt.

Contractual Obligations

Table 17

	Payments Due By Period
	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total
	(dollars in millions)
Deposits	$6,076.1	$804.5	$35.6	$4.0	$6,920.2
Securities Sold Under Agreements to Repurchase	735.6	—	—	—	735.6
Funds Purchased	64.5	—	—	—	64.5
Other Short-Term Borrowings and Commercial Paper	33.4	—	—	—	33.4
Banker’s Acceptances	2.7	—	—	—	2.7
Long-Term Debt	114.8	107.5	2.5	165.0	389.8
Capital Lease Obligations	0.6	1.2	1.2	29.9	32.9
Operating Leases	13.6	19.9	14.0	79.6	127.1
Service Contract	3.6	15.0	16.0	21.3	55.9

Total Contractual Cash Obligations	$7,044.9	$948.1	$69.3	$299.8	$8,362.1

Other Commitments

	Amount of Commitment Expiration Per Period
	Less Than One Year	Greater Than One Year	Total
	(dollars in millions)
Commitments to Extend Credit	$739.4	$1,433.0	$2,172.4
Standby Letters of Credit	52.0	26.3	78.3
Commercial Letters of Credit	16.4	1.0	17.4
Exchange and Interest Rate Contracts	105.3	—	105.3

Total Other Commitments	$913.1	$1,460.3	$2,373.4

The Company obtains funding through federal funds, securities sold under agreements to repurchase, and commercial paper. The Company issues commercial paper in various denominations with maturities of generally 90 days or less. During 2002, the Company issued commercial paper only in the Hawaii marketplace.

Securities sold under agreements to repurchase are financing transactions, under which securities are pledged as collateral for short-term borrowings. These transactions are normally with governmental entities. Historically, these governmental entities have provided a stable source of funds.

The Bank is a member of the Federal Home Loan Bank of Seattle (the “FHLB”). The FHLB provides an additional source for short and long-term funding. Borrowings from the FHLB were $42.5 million and $147.1 million at the end of 2002 and 2001, respectively.

Additionally, the Bank maintains a $1 billion senior and subordinated bank note program. Under this facility, the Bank may issue additional notes provided that the aggregate amount outstanding does not exceed $1 billion. Subordinated notes outstanding under this bank note program totaled $124.7 million and $124.6 million at December 31, 2002 and 2001.

Capital Management

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under Capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. At December 31, 2002 and 2001, the Company and the Bank were well capitalized under this regulatory framework. There have been no conditions or events since December 31, 2002 that management believes have changed either the Company’s or the Bank’s capital classifications. Note 11 to the Consolidated Financial Statements provide additional information about the regulatory capital framework and the Company’s capital amounts and ratios.

As of December 31, 2002, $31.4 million of 8.25% Capital Securities that mature in 2026 were outstanding. These securities qualify as Tier I Capital for regulatory accounting purposes, but are classified as long-term debt in the Consolidated Statements of Condition. In addition, the Company had subordinated debt of $231.4 million at the end of 2002 that qualifies as Total Capital for regulatory purposes.

At year-end 2002, the Company’s shareholders’ equity was $1.0 billion, a decrease of $231.3 million, or 18.5%, from year-end 2001. The decline in shareholders’ equity was a result of stock repurchases that totaled $332.2 million, dividends paid of $50.6 million and pension liability adjustments of $14.8 million. These decreases were offset by current year earnings, various stock-based employee benefit plans, and unrealized gains on investment securities. Table 18 presents a five-year history of activities and balances in the Company’s capital accounts, along with key capital ratios.

During 2002, the Company’s Board of Directors approved share repurchase programs that authorized the repurchase of an additional $530.0 million in common stock. This authorization, combined with the Company’s previously announced authorization of $270.0 million, brings the total authorized repurchase amount to $800.0 million. Through December 31, 2002, the Company had repurchased 20.1 million shares under these programs at an average cost of $26.21 per share for a total of $527.9 million. From January 1, 2003 through February 24, 2003, the Company repurchased an additional 2.4 million shares at an average cost of $30.20 per share for a total of $71.3 million.

Equity Capital

Table 18

	December 31,
	2002	2001	2000	1999	1998
	(dollars in millions)
Change in Shareholders’ Equity
Net Income	$121.2	$117.8	$113.7	$133.0	$107.0
Dividends Paid	(50.6)	(56.6)	(56.5)	(54.6)	(52.8)
Dividend Reinvestment Program	2.9	2.8	3.3	4.0	5.4
Stock Issued for Acquisition	—	1.3	—	—	—
Stock Repurchases	(332.2)	(195.7)	(17.0)	(21.8)	(7.3)
Other[1]	27.5	76.0	45.6	(33.9)	16.1

Increase (Decrease) in Shareholders’ Equity	$(231.2)	$(54.4)	$89.1	$26.7	$68.4

Regulatory Capital
Shareholders’ Equity	$1,015.8	$1,247.0	$1,301.4	$1,212.3	$1,185.6
Add: 8.25% Capital Securities of Bancorp
Hawaii Capital Trust I	31.4	100.0	100.0	100.0	100.0
Minority Interest	—	—	4.5	4.4	7.4
Less: Goodwill	36.2	26.7	163.9	175.8	186.2
Unrealized Valuation and Other Adjustments	27.2	22.9	2.5	(37.9)	3.6

Tier I Capital	983.8	1,297.4	1,239.5	1,178.8	1,103.2
Allowable Reserve for Loan Losses	75.0	83.0	133.0	143.9	147.2
Subordinated Debt	124.7	148.4	172.1	195.8	95.0
Investment in Unconsolidated Subsidiary	—	—	(3.4)	(3.2)	(2.5)

Total Capital	$1,183.5	$1,528.8	$1,541.2	$1,515.3	$1,342.9

Risk Weighted Assets	$5,929.6	$6,564.1	$10,524.9	$11,461.0	$11,708.5

Key Capital Ratios
Increase (Decrease) in Common Equity	(18.54)%	(4.18)%	7.30%	2.30%	6.10%
Average Equity/Average Assets Ratio	11.88%	10.59%	8.78%	8.30%	7.81%
Tier I Capital Ratio	16.59%	19.76%	11.78%	10.28%	9.42%
Total Capital Ratio	19.96%	23.29%	14.64%	13.22%	11.47%
Leverage Ratio	10.34%	11.20%	9.10%	8.31%	7.48%

[1]	Includes unrealized valuation adjustments for investment securities, foreign currency translation and pension liability; profit sharing; and stock options, restricted shares and deferred compensation plans.

Fourth Quarter Results and Other Matters

Net income in the fourth quarter of 2002 was $28.9 million, an increase of 9.9% from net income of $26.3 million in the fourth quarter of last year. Diluted earnings per share for the fourth quarter of 2002 were $0.44, an increase of $0.10 or 29.4% from $0.34 per diluted share for the same period last year. The presence of non-core items and the effect of business divestitures in 2001 continue to have a significant impact on the comparability with prior year results. Included in the fourth quarter of 2002 were charges of $7.0 million related to the ITSRP and $0.4 million in net restructuring expenses from the closure of four branches in the Pacific Islands that were partially offset by a reversal of reserves related to the divestiture program. Earnings for the fourth quarter of 2001 included gains on divestitures and restructuring items that increased net income by $6.4 million, or $0.08 per diluted share.

Net interest income for the fourth quarter of 2002 on a fully taxable equivalent basis was $90.2 million, down $2.0 million from the third quarter of 2002, primarily due to decreased interest rates. Net interest income was down $15.9 million from the fourth quarter of 2001, primarily due to lower average earning assets related to the divestitures and the managed reduction of loans in an effort to reduce credit risk.

The net interest margin was 4.05% for the fourth quarter of 2002, a 2 basis point increase from 4.03% in the previous quarter and a 12 basis point increase from 3.93% in the same quarter last year. The net interest margin improvement was largely due to lengthening the maturities of some short-term investments, reductions in short-term borrowings and time deposits, as well as debt repurchases, which lowered the Company’s cost of funds.

Given continued improvements in the Company’s credit quality and economic conditions, the Company did not recognize a Provision during the fourth quarter of 2002. This resulted in an $11.6 million reduction in the Allowance, which equaled the amount of net charge-offs for the quarter. The Provision was $14.5 million in the fourth quarter of 2001.

Non-interest income was $51.1 million for the quarter. Non-interest income of $79.0 million for the fourth quarter of 2001 included $28.7 million in net gains on sales of the Company’s South Pacific operations which were partially offset by write-downs on venture investments. Excluding these items, non-interest income increased $0.9 million, or 1.7% from the same quarter last year.

Non-interest expense for the fourth quarter of 2002 was $97.5 million, including the previously mentioned $7.4 million in ITSRP and restructuring costs. Expenses included severance, damage from super Typhoon Pongsona in Guam and professional fees accrued at year-end. Non-interest expense of $140.0 million for the fourth quarter of 2001 included restructuring and other related costs of $18.5 million. Excluding these items, non-interest expenses declined $31.5 million, or 25.9%, from the same quarter last year, largely due to savings associated with the divested businesses.

Consolidated Quarterly Results of Operations

Table 19

	Three Months Ended				Three Months Ended
	2002				2001
	Mar.	Jun.	Sept.	Dec.	Mar.	Jun.	Sept.	Dec.
	(dollars in millions except per share amounts)
Interest Income	$138.4	$131.9	$127.3	$118.9	$246.5	$217.1	$195.2	$169.5
Interest Expense	43.5	39.0	35.1	28.7	121.3	100.4	83.5	63.4

Net Interest Income	94.9	92.9	92.2	90.2	125.2	116.7	111.7	106.1
Provision for Loan and Lease Losses	8.3	3.3	—	—	52.5	6.4	0.9	14.5
Investment Securities Gains	—	—	—	0.6	20.2	11.8	0.9	0.1
Non-Interest Income	53.2	48.2	47.4	50.5	139.6	85.5	111.7	78.9
Non-Interest Expense	91.6	89.6	92.1	97.5	171.7	160.6	121.8	140.0

Income Before Income Taxes	48.2	48.2	47.5	43.8	60.8	47.0	101.6	30.6
Provision for Income Taxes	17.1	17.2	17.3	14.9	27.1	20.3	70.5	4.3

Net Income	$31.1	$31.0	$30.2	$28.9	$33.7	$26.7	$31.1	$26.3

Basic Earnings Per Share	$0.42	$0.43	$0.44	$0.45	$0.42	$0.33	$0.39	$0.35

Diluted Earnings Per Share	$0.41	$0.42	$0.43	$0.44	$0.42	$0.32	$0.37	$0.34
Return on Average Assets	1.21%	1.23%	1.22%	1.20%	0.99%	0.83%	1.00%	0.90%
Return on Average Equity	9.97%	9.94%	10.40%	10.72%	10.42%	7.69%	8.88%	8.14%
Efficiency Ratio	61.86%	63.51%	65.99%	68.97%	60.24%	75.07%	54.31%	75.61%

Continuing Business Operating Results[1]
Net Interest Income	$94.9	$92.9	$92.2	$90.2	$92.2	$87.8	$91.0	$93.8
Provision for Loan and Lease Losses	8.3	3.3	—	—	12.1	2.6	6.4	16.6
Non-Interest Income	53.3	48.2	47.4	51.0	54.0	54.2	53.0	42.9
Non-Interest Expense	89.7	89.6	85.5	90.0	85.8	88.6	87.6	98.4
Net Income	$32.3	$31.0	$34.4	$33.8	$28.3	$32.6	$31.4	$21.3
Basic Earnings Per Share	$0.44	$0.43	$0.51	$0.53	$0.36	$0.40	$0.39	$0.28

Diluted Earnings Per Share	$0.43	$0.42	$0.49	$0.51	$0.35	$0.39	$0.38	$0.28
Return on Average Assets	1.26%	1.23%	1.39%	1.40%	1.16%	1.37%	1.33%	0.97%
Return on Average Equity	10.37%	9.94%	11.84%	12.54%	8.76%	9.37%	8.96%	6.59%
Efficiency Ratio	60.53%	63.51%	61.28%	63.70%	58.71%	62.40%	60.83%	71.99%

[1]	Excludes the effects of the businesses that were divested in 2001, restructuring expenses, non-core transactions, goodwill amortization and costs associated with the information technology system replacement project. Quarterly information (Mar. 2001–Sept. 2002) has been reclassified to conform to December 31, 2002 presentation.

2003 Outlook

The Company expects to earn $131 million in net income for the full year of 2003. Net income is expected to increase in the second half of 2003 after completion of the systems conversion project. The Company does not expect to record a provision for loan losses in 2003. However, the actual amount of the Provision will depend on determinations of credit risk that will be made near the end of each quarter. Earnings per share and return on equity projections continue to be dependent upon the terms and timing of share repurchases.

Item 7a.  Qualitative and Quantitative Disclosures about Market Risk

See the Market Risk section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 31 of this report.

Item 8.  Financial Statements and Supplementary Data

Consolidated Quarterly Results of Operations—See Table 19 included in Item 7 of this report.

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

Bank of Hawaii Corporation

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Hawaii Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/  ERNST & YOUNG LLP

Honolulu, Hawaii

January 27, 2003

BANK OF HAWAII CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2002	2001	2000
	(dollars in thousands except per share amounts)
Interest Income
Interest and Fees on Loan and Leases	$366,366	$619,447	$795,028
Income on Investment Securities—Held to Maturity	19,597	33,521	48,013
Income on Investment Securities—Available for Sale	101,438	137,320	166,266
Deposits	20,020	27,596	15,685
Funds Sold and Security Resale Agreements	3,503	5,034	2,689
Other	5,614	5,344	4,742

Total Interest Income	516,538	828,262	1,032,423
Interest Expense
Deposits	84,348	217,305	286,046
Security Repurchase Agreements	30,173	77,764	104,536
Funds Purchased	1,030	10,099	32,636
Short-Term Borrowings	1,489	9,562	19,002
Long-Term Debt	29,267	53,854	59,053

Total Interest Expense	146,307	368,584	501,273

Net Interest Income	370,231	459,678	531,150
Provision for Loan and Lease Losses	11,616	74,339	142,853

Net Interest Income After Provision for Loan and Lease Losses	358,615	385,339	388,297
Non-Interest Income
Trust and Asset Management	55,733	59,924	66,077
Mortgage Banking	20,452	20,133	10,996
Service Charges on Deposit Accounts	32,617	38,467	40,062
Fees, Exchange, and Other Service Charges	51,594	77,833	98,986
Gains on Sales of Banking Operations, Net of Venture Investment Losses	—	173,426	—
Gain on Settlement of Pension Obligation	—	—	11,900
Investment Securities Gains (Losses)	615	32,982	(1,101)
Insurance	13,118	11,592	11,213
Other	25,792	34,393	43,762

Total Non-Interest Income	199,921	448,750	281,895
Non-Interest Expense
Salaries	153,527	195,863	185,855
Pensions and Other Employee Benefits	33,036	44,930	44,114
Net Occupancy Expense	39,149	46,344	48,798
Net Equipment Expense	41,253	53,395	50,620
Goodwill Amortization	—	13,342	15,265
Restructuring and Other Related Costs	2,364	104,794	—
Information Technology Systems Replacement Project	13,628	—	—
Other	87,878	135,462	145,550

Total Non-Interest Expense	370,835	594,130	490,202

Income Before Income Taxes	187,701	239,959	179,990
Provision for Income Taxes	66,521	122,164	66,329

Net Income	$121,180	$117,795	$113,661

Basic Earnings Per Share	$1.75	$1.49	$1.43
Diluted Earnings Per Share	$1.70	$1.46	$1.42
Dividends Declared Per Share	$0.73	$0.72	$0.71
Basic Weighted Average Shares	69,385,745	78,977,011	79,551,296
Diluted Weighted Average Shares	71,447,333	80,577,763	79,813,443

See accompanying notes to Consolidated Financial Statements

BANK OF HAWAII CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2002	2001
	(dollars in thousands)
Assets
Interest-Bearing Deposits	$549,978	$1,101,974
Investment Securities—Held to Maturity (Market Value of $236,016 and $407,838)	229,720	396,216
Investment Securities—Available for Sale	2,287,201	2,001,420
Funds Sold	195,000	115,000
Loans Held for Sale	40,118	456,709
Loans	5,359,004	5,657,122
Allowance for Loan and Lease Losses	(142,853)	(158,979)

Net Loans	5,216,151	5,498,143

Total Earning Assets	8,518,168	9,569,462
Cash and Non-Interest Bearing Deposits	374,352	408,807
Premises and Equipment	176,969	196,171
Customers’ Acceptance Liability	2,680	593
Accrued Interest Receivable	36,722	42,687
Foreclosed Real Estate	9,434	17,174
Mortgage Servicing Rights	28,820	27,291
Goodwill	36,216	36,216
Other Assets	333,057	333,999

Total Assets	$9,516,418	$10,632,400

Liabilities
Domestic Deposits
Non-Interest Bearing Demand	$1,719,633	$1,552,947
Interest Bearing Demand	1,169,128	956,179
Savings	2,535,219	1,937,663
Time	1,461,780	1,927,778
Foreign Deposits
Time Due to Banks	1,130	230,249
Other Savings and Time	33,271	73,404

Total Deposits	6,920,161	6,678,220
Securities Sold Under Agreements to Repurchase	735,621	1,643,444
Funds Purchased	64,467	55,800
Short-Term Borrowings	33,420	114,247
Current Maturities of Long-Term Debt	114,781	120,645
Banker’s Acceptances Outstanding	2,680	593
Retirement Benefits Payable	61,385	36,175
Accrued Interest Payable	13,731	29,762
Taxes Payable	196,813	138,366
Other Liabilities	82,596	98,401
Long-Term Debt	275,004	469,735

Total Liabilities	8,500,659	9,385,388

Commitments and Contingencies (See Notes 12 and 17)
Shareholders’ Equity

Common Stock ($.01 par value); authorized 500,000,000 shares; issued / outstanding: December 2002—81,294,730 / 63,015,442; December 2001—81,377,241 / 73,218,326	806	806
Capital Surplus	372,192	367,672
Accumulated Other Comprehensive Income	11,659	22,761
Retained Earnings	1,115,910	1,055,424
Deferred Stock Grants	(1,424)	(7,637)
Treasury Stock, at Cost (Shares: December 2002—18,279,288; December 2001—8,158,915)	(483,384)	(192,014)

Total Shareholders’ Equity	1,015,759	1,247,012

Total Liabilities and Shareholders’ Equity	$9,516,418	$10,632,400

See accompanying notes to Consolidated Financial Statements.

BANK OF HAWAII CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total	Common Stock	Capital Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Deferred Stock Grants	Treasury Stock	Compre- hensive Income
	(dollars in thousands)
Balance at December 31, 1999	$1,212,330	$806	$345,851	$(66,106)	$942,177	$—	$(10,398)
Comprehensive Income
Net Income	113,661	—	—	—	113,661	—	—	$113,661
Other Comprehensive Income, Net of Tax: Investment Securities, Net of Reclassification Adjustment	45,300	—	—	45,300	—	—	—	45,300
Foreign Currency Translation Adjustment	(4,273)	—	—	(4,273)	—	—	—	(4,273)

Total Comprehensive Income								$154,688

Common Stock Issued:
86,670 Profit Sharing Plan	1,470	—	18	—	(230)	—	1,682
228,438 Stock Option Plan	2,948	—	3	—	(1,763)	—	4,708
193,689 Dividend Reinvestment Plan	3,261	—	51	—	(583)	—	3,793
6,901 Directors’ Restricted Shares and Deferred Compensation Plan	122	—	122	—	—	—	—
Treasury Stock Purchased (934,800 shares)	(16,992)	—	—	—	—	—	(16,992)
Cash Dividends Paid	(56,471)	—	—	—	(56,471)	—	—

Balance at December 31, 2000	1,301,356	806	346,045	(25,079)	996,791	—	(17,207)

Comprehensive Income
Net Income	117,795	—	—	—	117,795	—	—	$117,795
Other Comprehensive Income, Net of Tax:
Investment Securities	20,733	—	—	20,733	—	—	—	20,733
Foreign Currency Translation Adjustment	27,266	—	—	27,266	—	—	—	27,266
Pension Liability Adjustments	(159)	—	—	(159)	—	—	—	(159)

Total Comprehensive Income								$165,635

Common Stock Issued:
59,586 Profit Sharing Plan	1,402	—	261	—	—	—	1,141
916,817 Stock Option Plan	21,314	—	1,054	—	(2,591)	5,655	17,196
120,397 Dividend Reinvestment Plan	2,819	—	495	—	(4)	—	2,328
5,487 Directors’ Restricted Shares and Deferred Compensation Plan	336	—	121	—	—	—	215
727,800 Employees’ Restricted Shares	5,105	—	18,397	—	—	(13,292)	—
65,146 Hawaii Insurance Network	1,299	—	1,299	—	—	—	—
Treasury Stock Purchased (8,300,900 shares)	(195,687)	—	—	—	—	—	(195,687)
Cash Dividends Paid	(56,567)	—	—	—	(56,567)	—	—

Balance at December 31, 2001	1,247,012	806	367,672	22,761	1,055,424	(7,637)	(192,014)

Comprehensive Income
Net Income	121,180	—	—	—	121,180	—	—	$121,180
Other Comprehensive Income, Net of Tax:
Unrealized Gain on Investment Securities	4,237	—	—	4,237	—	—	—	4,237
Foreign Currency Translation Adjustment	(582)	—	—	(582)	—	—	—	(582)
Pension Liability Adjustment	(14,757)	—	—	(14,757)	—	—	—	(14,757)

Total Comprehensive Income								$110,078

Common Stock Issued:
43,449 Profit Sharing Plan	1,240	—	288	—	—	—	952
1,581,876 Stock Option Plan	32,279	—	5,352	—	(10,057)	(793)	37,777
101,796 Dividend Reinvestment Plan	2,893	—	656	—	(2)	—	2,239
4,792 Directors’ Restricted Shares and Deferred Compensation Plan	20	—	141	—	—	—	(121)
(81,600) Employees’ Restricted Shares	5,089	—	(1,917)	—	—	7,006	—
Treasury Stock Purchased (11,838,800 shares)	(332,217)	—	—	—	—	—	(332,217)
Cash Dividends Paid	(50,635)	—	—	—	(50,635)	—	—

Balance at December 31, 2002	$1,015,759	$806	$372,192	$11,659	$1,115,910	$(1,424)	$(483,384)

See accompanying notes to Consolidated Financial Statements.

BANK OF HAWAII CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(dollars in thousands)
Operating Activities
Net Income	$121,180	$117,795	$113,661
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan and Lease Losses	11,616	74,339	142,853
Depreciation and Amortization	34,498	116,017	64,934
Amortization of Deferred Loan and Lease Fees	(34,269)	(44,664)	(47,689)
Amortization and Accretion of Investment Securities	24,153	18,007	14,922
Deferred Stock Grants	5,089	5,105	—
Deferred Income Taxes	44,264	4,382	17,012
Investment Security (Gains) Losses	(615)	(32,982)	1,101
Proceeds From Sales of Loans Held for Sale	1,230,948	1,041,763	260,589
Originations of Loans Held for Sale	(814,357)	(1,319,243)	(303,721)
Gain on Sale of Banking Operations, Net of Venture Investment Losses	—	(173,426)	—
Net Change in Other Assets and Liabilities	10,970	(52,012)	7,371

Net Cash Provided (Used) by Operating Activities	633,477	(244,919)	271,033

Investing Activities
Proceeds from Redemptions of Investment Securities Held to Maturity	183,073	407,443	146,559
Purchases of Investment Securities Held to Maturity	(23,488)	(219,288)	(12,000)
Proceeds from Sales and Redemptions of Investment Securities Available for Sale	1,286,836	1,347,205	180,739
Purchases of Investment Securities Available for Sale	(1,590,059)	(789,806)	(116,144)
Net Decrease in Loans and Lease Financing	304,645	1,616,513	56,719
Proceeds from Sale of Banking Operations	—	353,013	—
Premises and Equipment, Net	(15,296)	(18,414)	(28,455)

Net Cash Provided by Investing Activities	145,711	2,696,666	227,418

Financing Activities
Net Increase (Decrease) in Demand Deposits	379,635	61,755	(36,329)
Net Increase (Decrease) in Savings Deposits	597,556	455,739	(35,481)
Net Increase (Decrease) in Time Deposits	(465,998)	(652,837)	74,433
Net Decrease in Foreign Deposits	(269,252)	(464,133)	(316,260)
Proceeds from Lines of Credit and Long-Term Debt	—	39,071	300,096
Repayments and Repurchases of Long-Term Debt	(200,595)	(445,843)	(30,596)
Net Decrease in Short-Term Borrowings	(979,983)	(466,404)	(509,684)
Proceeds from Issuance of Common Stock	36,432	25,871	7,801
Repurchase of Common Stock	(332,217)	(195,687)	(16,992)
Cash Dividends	(50,635)	(56,567)	(56,471)

Net Cash Used by Financing Activities	(1,285,057)	(1,699,035)	(619,483)

Effect of Exchange Rate Changes on Cash	(582)	27,266	(4,273)

Increase (Decrease) in Cash and Cash Equivalents	(506,451)	779,978	(125,305)
Cash and Cash Equivalents at Beginning of Year	1,625,781	845,803	971,108

Cash and Cash Equivalents at End of Period	$1,119,330	$1,625,781	$845,803

During the years ended December 31, 2002, 2001 and 2000, interest payments of $162,338,000, $411,282,000, and $493,390,000, respectively, and income tax payments of $8,074,000, $114,564,000, and $42,029,000, respectively, were made.

See accompanying notes to Consolidated Financial Statements.

Note 1—Summary of Significant Accounting Policies

Bank of Hawaii Corporation (the “Company”) is a bank holding company providing a broad range of financial products and services to customers in Hawaii and the Pacific Islands (Guam, nearby islands and American Samoa). The majority of the Company’s operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities, brokerage services, insurance products and trade financing. During 2001, the Company divested most of its business in Asia, the South Pacific, and the U.S. Mainland as part of its strategic plan to provide increased shareholder value.

The accounting and reporting principles of the Company conform to accounting principles generally accepted in the United States (“GAAP”) and prevailing practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements. Certain prior period amounts have been reclassified to conform to current year presentation.

The following is a description of the significant accounting policies of the Company:

Consolidation

The Consolidated Financial Statements of the Company include the accounts of the Company and its subsidiaries. The Company’s principal subsidiary bank is Bank of Hawaii (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company has no investments in unconsolidated, Company sponsored special purpose entities or other similar business structures. The Company has investments in leveraged leases, as discussed in Note 5.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and non-interest bearing deposits, interest bearing deposits, securities purchased under agreements to resell and funds sold. All amounts are readily convertible to cash and have maturities less than ninety days.

Investment Securities

Investment securities are accounted for according to their purpose and holding period. Debt securities that may not be held to maturity and marketable equity securities are classified as securities available for sale and are reported at fair value, with unrealized gains and losses, after applicable taxes, reported as a component of cumulative other comprehensive income. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. Trading securities are those securities acquired for the purpose of funding the Company’s liabilities associated with certain compensation plans. These securities are included in Other Assets and are carried at fair value with unrealized holding gains and losses recognized currently in income. Non-marketable equity securities (Federal Reserve Bank and Federal Home Loan Bank stock) are accounted for at cost and included in other assets.

The estimated fair value of a security is determined based on current quotations. Declines in the value of debt securities and marketable equity securities that are considered other than temporary are recorded in non-interest income. Realized gains and losses are recorded in non-interest income using the specific identification method.

Loans Held for Sale

Loans held for sale, principally mortgage loans, are valued on an aggregate basis at the lower of carrying amount or fair value.

Loans and Leases

Loans are reported at the principal amount outstanding net of unearned income, charge-offs, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, unearned discounts and premiums are deferred and amortized into interest income as an adjustment to yield using methods that approximate the effective yield method over the term or estimated life of the loan. Loan commitment fees are generally deferred and amortized into fee income over the commitment period. Other credit-related fees are recognized as fee income, a component of non-interest income, when earned.

Direct financing leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income. Leveraged leases, which are a form of financing lease, are carried net of nonrecourse debt. Unearned income on direct financing and leveraged leases is amortized over the lease terms by methods that approximate the interest method. Residual values on leased assets are reviewed regularly for other than temporary impairment.

Non-Performing Loans and Leases

Generally, loans are placed on non-accrual status upon becoming past due 90 days or more for principal or interest, (unless well secured and in the process of collection), when terms are renegotiated below market levels, or where a substantial doubt about full repayment of principal and or interest is evident. Residential loans (including Home Equity) are placed on non-accrual status when any extension of credit is past due 120 days for principal or interest or upon taking a partial charge-off, or where a substantial doubt about full repayment of principal or interest is evident.

When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method until qualifying for return to accrual status. A loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement.

Loans are charged-off when it is probable that a loss has been incurred and when it is possible to make a reasonable estimate of the loss. For commercial loans, a charge-off is determined on a judgmental basis after due consideration of the debtor’s prospects for repayment and the fair value of collateral. For residential mortgage and home equity loans, a partial charge-off is required at 120 days delinquent if the estimated fair value (sales price minus all costs to acquire title, to hold and to sell) is less than the loan balance. Other consumer loans are charged-off upon becoming past due 120 days.

Allowance for Loan and Lease Losses

The Allowance for Loan and Lease Losses (the “Allowance”) is a valuation allowance for probable credit losses inherent in the portfolio as of a given balance sheet date. In accordance with accounting and regulatory guidance, the Company maintains an Allowance adequate to cover management’s estimate of probable credit losses based on analyses of historical loss experience supplemented by judgmental expectations of portfolio performance and economic conditions. Changes to the absolute level of the Allowance are recognized through charges to Provision for Loan and Lease Losses. Losses represent a charge or reduction to the Allowance while recoveries are credited or added back. Credit exposures covered by the Allowance include legally binding commitments for loans, leases, banker’s acceptances, financial and standby letters of credit and overnight overdrafts.

The Allowance is composed of an allocated and a general component. The allocated component represents an estimate of probable credit loss inherent to specific portfolios and borrowers. It is segmented between a baseline component based on historical loss experience and specific borrower evaluations, and a judgmental management adjustment component. Management adjustments are based on relevant observable data applied as necessary to reflect risk of probable loss not captured in the historical analyses. The general component addresses market and regulatory expectations through maintenance of appropriate coverage ratios of loans, non-accruals, net charge-offs, current economic conditions and positioning in the credit cycle, uncertainty from geo-political issues, overall concentration and correlation risk, overall delinquency and impairment trends, and imprecision in the estimation process.

To estimate the baseline component, portfolios are segmented based on similar risk characteristics. A range of estimated losses is calculated based on historical loss rates and average delinquency flows to loss. For those commercial borrowers that are on non-accrual status and borrowers identified by management as exhibiting above average levels of risk, impairment is measured on an individual basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting for Creditors for Impairment of a Loan” as amended by SFAS No. 118, “Accounting for Creditors for Impairment of a Loan-Income Recognition and Disclosures” (“SFAS No. 114”). Commercial borrowers not individually impaired are collectively evaluated for impairment based on line-of-business and internal risk rating segmentation. Loss estimates are calculated based on analysis of historical risk rating migrating to loss. Retail and small business portfolios are evaluated for impairment collectively based on product and geography. Both retail and commercial loss models are updated quarterly.

Management adjustments are applied to the baseline component based on assessments and expectations of portfolio performance not captured in the historical loss rates. Relevant factors considered in the assessment based on observable data include, but are not limited to: a formal company-wide rolling quarterly forecast of asset quality metrics including net charge-offs; growth rates; extent of portfolio seasoning; specific historical events; downside scenarios for specific borrowers; existing and emerging trends in delinquency and impairment; expectations of portfolio performance in terms of directionality, volatility, and stress-testing; borrower, industry, and geographical concentrations; credit management changes; changes in underwriting, charge-off or collection policies and procedures; coverage tests of classified and criticized exposure; and pending accounting or regulatory changes.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight line method over lives of three to fifty years for premises and improvements, and three to ten years for equipment.

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

Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets when mortgage loans are sold and the rights to service those loans are retained. The assets are recorded at their relative fair values on the date the loans are sold and are carried at the lower of the initial recorded value, adjusted for amortization, or estimated fair value. The assets are amortized in proportion to and over the period of estimated net servicing income.

An impairment analysis is performed on a periodic basis by estimating the fair value of the mortgage servicing rights and comparing that value to the carrying amount. The Company estimates the fair value using a discounted cash flow model to calculate the present value of estimated future net servicing income. The model uses factors such as loan prepayment rates, costs to service, ancillary income, impound account balances and interest rate assumptions in its calculations.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is assessed at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) that the Company adopted on January 1, 2002. Prior to the adoption of SFAS No. 142, goodwill was amortized over 15-25 years. There was no impairment of goodwill in 2002.

The following table presents pro forma net income and earnings per share, and a reconciliation of reported net income to pro forma net income, excluding goodwill amortization that was recognized in 2001 and 2000, prior to the adoption of SFAS No. 142.

	2002	2001	2000
	(dollars in thousands except per share amounts)
Income Before Income Taxes, as reported	$187,701	$239,959	$179,990
Goodwill Amortization	—	13,342	15,265

Adjusted Income Before Taxes	187,701	253,301	195,255
Provision for Income Taxes	66,521	122,164	66,329

Pro Forma Net Income Excluding Goodwill Amortization	$121,180	$131,137	$128,926

Pro Forma Earnings Per Share-Basic	$1.75	$1.66	$1.62
Pro Forma Earnings Per Share-Dilutive	$1.70	$1.63	$1.62

Asset Impairments

Under Company policy, which is in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No.144”), which the Company adopted on January 1, 2002, long-lived assets are evaluated for impairment based on their future use. For an asset that is to be held and used, an impairment loss, which is measured as the difference between the carrying amount and fair value of the asset, is recognized only if the carrying value of the long-lived asset is not recoverable from its undiscounted cash flows. For a long-lived asset to be disposed of by sale an asset is measured at the lower of its carrying amount or fair value less cost to sell and depreciation is ceased. There was no impairment of long-lived assets in 2002; however, depreciation was accelerated on ITSRP related assets as discussed below.

Information Technology Systems Replacement Project

The Company is accounting for the Information Technology Systems Replacement Project under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS No. 146”) which the Company adopted during 2002. The costs associated with this project include employee termination benefits, costs to terminate contracts, asset abandonments and professional fees. Termination benefits for employees not required to render service beyond a minimum retention period are recognized at fair value at the communication date. Termination benefits for employees that are required to render service beyond a minimum retention period are recognized ratably over the remaining service period. Costs to terminate a contract before the end of its term are recognized and measured at fair value when the contract terminates. Professional fees are expensed ratably over the conversion period. Depreciation expense on assets to be abandoned has been accelerated to be recognized over the shortened life.

Income Taxes

The Company files a consolidated federal income tax return with the Bank and its other subsidiaries. Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement carrying amounts and the corresponding tax basis of assets and liabilities. Deferred taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted. A deferred tax valuation reserve is established if it is more likely than not that a deferred tax asset will not be realized.

The Company’s tax sharing policy provides for the settlement of income taxes between each relevant subsidiary as if the subsidiary had filed a separate return. Payments are made to the Company by subsidiaries with tax liabilities, and subsidiaries that generate tax benefits receive payments for those benefits as used.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the dilutive impact of stock options and uses the average share price during the period in determining the number of incremental shares to be added to the weighted average number of common shares outstanding. There were no adjustments to net income (the numerator) for purposes of computing basic EPS. A reconciliation of the weighted average common shares outstanding for computing diluted EPS for 2002, 2001 and 2000 follows:

	Weighted Average Shares
	2002	2001	2000
Denominator for Basic EPS	69,385,745	78,977,011	79,551,296
Dilutive Effect of Stock Options	2,061,588	1,600,752	262,147

Denominator for Diluted EPS	71,447,333	80,577,763	79,813,443

Risk Management Instruments

The Company has authorization from its Board to use off-balance sheet derivative financial instruments as an end-user in connection with its risk management activities to accommodate the needs of customers. The Company has not qualified for any of the hedge accounting methods (i.e., fair value, cash flows or net investment in foreign operations) addressed under SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities. All risk management derivative instruments are carried at fair value and the associated unrealized gains and losses are recognized currently in income. Over the past few years the Company has not used interest rate swaps as a risk management tool. During 2002, only limited use of foreign exchange contracts was required to mitigate foreign currency risk.

Stock-Based Compensation

At December 31, 2002 the Company had employee and director stock option plans that are more fully described in Note 14. The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

	2002	2001	2000
	(dollars in thousands except per share and option data)
Net Income, as reported	$121,180	$117,795	$113,661
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Method For All Awards, Net of Related Tax Effects	(10,122)	(4,297)	(4,325)

Pro Forma Net Income [1]	$111,058	$113,498	$109,336

Earnings per share:
Basic-as reported	$1.75	$1.49	$1.43
Basic-pro forma [1]	$1.60	$1.44	$1.37
Diluted-as reported	$1.70	$1.46	$1.42
Diluted-pro forma [1]	$1.55	$1.41	$1.37
Weighted Average Fair Value of Options
Granted During the Year [1]	$7.98	$5.76	$3.76
Assumptions:
Average Risk Free Interest Rate	4.90%	4.90%	5.81%
Average Expected Volatility	31.41%	31.25%	29.36%
Expected Dividend Yield	3.16%	3.21%	3.28%
Expected Life	6.5 years	6 years	6 years

[1]	A Black-Scholes option pricing model was used to develop the fair values of the grants.

Stock Repurchases

Acquisition of the Company’s common stock is recorded at cost.

Advertising Costs

The Company recognizes its advertising costs as incurred. Advertising costs were $6.0 million, $6.5 million, and $6.2 million in 2002, 2001 and 2000, respectively.

International Operations

As of December 31, 2001, the Company had curtailed most of its international operations. The Bank has operations that are conducted in the Pacific Islands that are denominated in U.S. dollars. These operations are classified as domestic.

Recent Accounting Standards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”), which amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation, if a company so elects.

The Company does not plan to adopt SFAS No. 123 and will continue to account for stock-based compensation under APB No. 25. The pro forma impact of accounting for stock options at fair value will continue to be disclosed and will be included in quarterly financial information beginning in 2003.

Note 2—Information Technology Systems Replacement Project

In July 2002, the Company entered into contracts with Metavante Corporation to provide for technology services, including professional services to convert existing systems to Metavante systems in the third quarter of 2003. The following summarizes costs incurred in 2002 and total expected costs in connection with the transition to this outsourcing arrangement:

	Professional Fees	Employee Termination Benefits	Accelerated Depreciation	Other Associated Costs[2]	Total
	(dollars in thousands)
Costs Incurred[1]	$5,157	$1,241	$5,357	$1,873	$13,628
Total Project Expected Costs	$12,705	$6,564	$9,198	$6,992	$35,459

[1]	Year ended December 31, 2002 and project-to-date results are the same.
[2]	Includes contract termination, equipment, excise tax, and other costs.

Changes in related liability balances during the year ended December 31, 2002 were as follows:

	Professional Fees	Employee Termination Benefits	Other Associated Costs	Total
	(dollars in thousands)
Liability Balance at January 1, 2002	$—	$—	$—	$—
Accruals	5,157	1,241	1,873	8,271
Payments	5,073	969	1,873	7,915

Liability Balance at December 31, 2002	$84	$272	$—	$356

Note 3—Divestiture Program and Restructuring Charges

In April 2001, the Company announced a strategic plan designed to maximize shareholder value by strengthening its Hawaii and Pacific Islands operations and divesting most other holdings. By the end of 2001, the Company had sold its credit card portfolio, Pacific Century Bank, N.A., its investment in the Bank of Queensland Limited in Australia, and its South Pacific operations. Also in 2001, the Asian branches were closed.

In 2002, four branch offices in the Federated States of Micronesia and in the Republic of the Marshall Islands were closed and First Savings and Loan Association of America (“First Savings”), a wholly owned subsidiary of the Company, was merged into the Bank.

In connection with the implementation of the 2001 strategic plan and the divestiture program, the Company recognized restructuring and other related costs as follows:

Divestiture Program and Restructuring Charges

	Foreign Currency Translation Losses	Goodwill Write-down	Employee Termination Benefits	Asset Impairments	Professional Fees	Other Associated Costs[1]	Total
	(dollars in thousands)
Costs Incurred
2002	$(1,349)	$—	$2,720	$537	$350	$106	$2,364
2001	30,600	15,500	26,900	7,500	9,300	14,994	104,794

Total Costs	$29,251	$15,500	$29,620	$8,037	$9,650	$15,100	$107,158

[1]	Includes unrecoverable investments, contract termination and other costs.

The following schedule reflects the activity in the related liability balances:

	Employee Termination Benefits	Professional Fees	Other Associated Costs[1]	Total
	(dollars in thousands)
Beginning Liability Balance at January 1, 2002	$7,786	$—	$4,014	$11,800
Accruals	2,720	350	106	3,176
Payments	(10,506)	(350)	(2,620)	(13,476)
Reversals	—	—	(1,500)	(1,500)

Ending Liability Balance at December 31, 2002	$—	$—	$—	$—

Beginning Liability Balance at January 1, 2001	$—	$—	$—	$—
Accruals	19,200	3,800	6,400	29,400
Payments	(9,414)	(3,800)	(386)	(13,600)
Reversals	(2,000)	—	(2,000)	(4,000)

Ending Liability Balance at December 31, 2001	$7,786	$—	$4,014	$11,800

[1]	Includes unrecoverable investments, contract termination and other costs.

Note 4—Investment Securities

The details of the investment securities portfolio at December 31, 2002 and 2001 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
At December 31, 2002
Securities Held to Maturity:
Debt Securities Issued by the U.S. Treasury and Agencies	$20,860	$39	$—	$20,899
Debt Securities Issued by States and Municipalities	165	16	—	181
Mortgage-Backed Securities	208,695	6,241	—	214,936

Total	$229,720	$6,296	$—	$236,016

Securities Available for Sale:
Equity Securities	$249	$—	$—	$249
Debt Securities Issued by the U.S. Treasury and Agencies	76,291	2,449	—	78,740
Debt Securities Issued by States and Municipalities	7,306	349	—	7,655
Mortgage-Backed Securities	2,143,193	39,339	(280)	2,182,252
Other Debt Securities	17,696	609	—	18,305

Total	$2,244,735	$42,746	$(280)	$2,287,201

At December 31, 2001
Securities Held to Maturity:
Debt Securities Issued by the U.S. Treasury and Agencies	$20,799	$7	$(30)	$20,776
Debt Securities Issued by States and Municipalities	3,720	191	—	3,911
Mortgage-Backed Securities	366,314	11,464	(10)	377,768
Other Debt Securities	5,383	—	—	5,383

Total	$396,216	$11,662	$(40)	$407,838

Securities Available for Sale:
Equity Securities	$1,382	$—	$—	$1,382
Debt Securities Issued by the U.S. Treasury and Agencies	83,689	2,220	—	85,909
Debt Securities Issued by States and Municipalities	6,453	265	(1)	6,717
Mortgage-Backed Securities	1,854,732	38,451	(3,339)	1,889,844
Other Debt Securities	17,272	296	—	17,568

Total	$1,963,528	$41,232	$(3,340)	$2,001,420

At December 31, 2000
Securities Held to Maturity:
Restricted Equity Securities	$4,986	$—	$(4,537)	$449
Debt Securities Issued by the U.S. Treasury and Agencies	6,812	—	(39)	6,773
Debt Securities Issued by States and Municipalities	3,984	303	—	4,287
Debt Securities Issued by Foreign Governments	15,185	3,446	—	18,631
Mortgage-Backed Securities	547,463	7,412	(1,093)	553,782
Other Debt Securities	5,157	—	—	5,157

Total	$583,587	$11,161	$(5,669)	$589,079

Securities Available for Sale:
Equity Securities	$24,740	$—	$(86)	$24,654
Debt Securities Issued by the U.S. Treasury and Agencies	195,920	1,262	(147)	197,035
Debt Securities Issued by States and Municipalities	11,634	126	(18)	11,742
Debt Securities Issued by Foreign Governments	3,936	—	—	3,936
Mortgage-Backed Securities	2,235,987	9,599	(8,426)	2,237,160
Other Debt Securities	33,502	1,391	(61)	34,832

Total	$2,505,719	$12,378	$(8,738)	$2,509,359

The contractual maturities of the investment securities portfolio at December 31, 2002 were as follows:

	Amortized Cost	Fair Value
	(dollars in thousands)
Securities Held to Maturity
Due in One Year or Less	$20,860	$20,899
Due After Five Years Through Ten Years	165	181

	21,025	21,080
Mortgage-Backed Securities	208,695	214,936

Total	$229,720	$236,016

Securities Available for Sale
Due in One Year or Less	$17,605	$17,933
Due After One Year Through Five Years	21,699	23,539
Due After Five Years Through Ten Years	48,397	49,291
Due After Ten Years	13,592	13,937

	101,293	104,700
Mortgage-Backed Securities	2,143,193	2,182,252
Equity Securities	249	249

Total	$2,244,735	$2,287,201

Investment securities carried at $1.6 billion and $2.3 billion were pledged to secure deposits of certain public (governmental) entities and repurchase agreements at December 31, 2002 and 2001, respectively. The December 31, 2002 amount includes investment securities with a carrying value and a market value of $1.5 billion that were pledged as collateral for repurchase agreements.

Gross gains and losses and proceeds from sales and maturities of Securities Available for Sale for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
	(dollars in thousands)
Gross Gains on Sales of Securities	$615	$34,588	$364
Gross Losses on Sales of Securities	—	(206)	(1,312)

Net Gains (Losses) on Sales of Securities Available for Sale	$615	$34,382	$(948)

Proceeds from Sales and Maturities of Securities Available For Sale	$1,286,836	$1,347,205	$180,739

Income taxes related to 2002 net gains and losses were $247,100. The cumulative, other comprehensive income from net unrealized gains on investment securities was $27.2 million (net of taxes) as of December 31, 2002.

Note 5—Loans and the Allowance for Loan and Lease Losses

The loan portfolio was comprised of the following at December 31:

	2002	2001	2000	1999	1998
	(dollars in millions)
Domestic Loans
Commercial
Commercial and Industrial	$875.0	$1,169.8	$2,433.6	$2,483.3	$2,570.7
Commercial Mortgage	591.1	640.7	1,125.5	1,244.8	1,139.1
Construction	127.5	169.6	307.4	328.9	299.8
Lease Financing	427.3	423.9	464.5	376.6	337.4

Total Commercial	2,020.9	2,404.0	4,331.0	4,433.6	4,347.0
Consumer
Residential Mortgage	2,131.4	2,424.0	2,563.3	2,234.0	2,172.6
Home Equity	614.0	329.9	282.5	260.8	261.2
Other Consumer	493.3	399.8	719.4	746.8	754.0
Lease Financing	34.5	38.9	42.6	41.5	35.1

Total Consumer	3,273.2	3,192.6	3,607.8	3,283.1	3,222.9

Total Domestic Loans	5,294.1	5,596.6	7,938.8	7,716.7	7,569.9

Foreign Loans
Banks and Other Financial Institutions	1.9	1.4	132.6	207.7	158.2
Commercial	15.0	12.2	744.8	943.4	1,281.5
Lease Financing	31.1	30.6	32.7	32.5	17.1
Other	16.9	16.3	390.2	439.2	349.4

Total Foreign Loans	64.9	60.5	1,300.3	1,622.8	1,806.2

Total Loans	$5,359.0	$5,657.1	$9,239.1	$9,339.5	$9,376.1

Total loans and leases were net of unearned income totaling $182.0 million and $204.5 million as of December 31, 2002 and 2001, respectively.

The Company’s lending activities are concentrated in its primary geographic markets of Hawaii and the Pacific Islands.

Commercial and mortgage loans totaling $629.1 million and $1,389.8 million were pledged to secure certain public deposits and Federal Home Loan Bank advances at December 31, 2002 and 2001, respectively.

The aggregate amount of gains on sales of loans (including adjustments to record loans held for sale at the lower of cost or fair value) was $0.2 million for the year ended December 31, 2002. Adjustments to record loans held for sale at the lower of cost or fair value were charged to the Allowance.

The Company is the lessor in various leveraged lease agreements under which airplanes, rail cars and water-craft, with estimated economic lives ranging from 20 to 36 years, are leased for terms up to 20 years. The Company’s equity investment typically represents approximately 21.5% of the purchase price, with the remaining percentage being furnished by third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the asset. At the end of the lease term, the assets are returned to the Company. The residual value at that time is estimated to be a certain percentage of the original cost. For federal income tax purposes, the Company receives the investment tax credit and has the benefit of tax deductions for depreciation on the entire leased asset and for interest on the long-term debt. During the early years of the lease those deductions exceed the lease rental income, resulting in income tax deductions. In the later years of the leases, rental income will exceed the deductions and taxes will be payable. Deferred taxes are provided to reflect this timing difference.

The Company’s net investment in leveraged leases was comprised of the following:

	December 31,
	2002	2001
	(dollars in thousands)
Rentals Receivable (Net of Principal and Interest on Nonrecourse Debt)	$277,403	$262,023
Estimated Residual Value of Leased Assets	168,651	151,432
Less: Unearned and Deferred Income	(118,592)	(121,607)

Investment in Leverage Leases	327,462	291,848
Less: Deferred Taxes Arising from Leveraged Leases	(235,210)	(186,191)

Net Investment in Leveraged Leases	$92,252	$105,657

Certain directors and executive officers of the Company, its subsidiary companies, companies in which they are principal owners, and trusts in which they are involved, have loans with the Bank. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements. At December 31, 2002 and 2001, such loans amounted to $15.3 million and $19.8 million, respectively. During 2002, the activity in these loans included new borrowings of $30.9 million, repayments of $32.8 million, and other reductions of $2.6 million. Other reductions were attributable to individuals no longer being considered insiders.

Activity in the Allowance was as follows for the years ended December 31:

	2002	2001	2000	1999	1998
	(dollars in millions)
Balance at Beginning of Period	$159.0	$246.2	$194.2	$211.3	$174.4
Loans Charged-Off
Commercial
Commercial & Industrial	(13.0)	(97.7)	(22.1)	(18.5)	(15.3)
Commercial Mortgage	(2.9)	(19.4)	(15.2)	(4.5)	(2.5)
Construction	(0.5)	—	(0.6)	(1.4)	—
Lease Financing	(9.9)	(0.7)	(0.6)	(0.2)	(0.7)
Consumer
Residential Mortgage	(3.5)	(8.9)	(6.5)	(7.8)	(2.9)
Home Equity	(0.2)	(0.6)	(0.3)	—	—
Other Consumer	(12.5)	(19.2)	(19.5)	(25.1)	(25.8)
Lease Financing	(0.3)	(0.5)	(0.3)	—	—
Foreign	—	(22.0)	(45.7)	(45.8)	(34.8)

Total Charge-Offs	(42.8)	(169.0)	(110.8)	(103.3)	(82.0)
Recoveries on Loans Previously Charged-Off
Commercial
Commercial & Industrial	4.7	9.2	5.5	14.0	2.8
Commercial Mortgage	2.1	3.2	0.5	1.6	1.2
Construction	0.2	—	—	0.1	0.1
Lease Financing	—	0.3	—	—	—
Consumer
Residential Mortgage	1.1	1.0	1.2	0.6	0.2
Home Equity	0.1	0.1	—	—	—
Other Consumer	6.1	8.1	6.8	7.6	6.4
Lease Financing	0.1	0.1	0.1	—	—
Foreign	0.7	25.6	7.3	5.6	5.6

Total Recoveries	15.1	47.6	21.4	29.5	16.3

Net Loan Charge-Offs	(27.7)	(121.4)	(89.4)	(73.8)	(65.7)
Provision for Loan and Lease Losses	11.6	74.3	142.9	60.9	84.0
Allowance Related to Divestitures	—	(40.2)	—	—	—
Other[1]	—	0.1	(1.5)	(4.2)	18.6

Balance at End of Period	$142.9	$159.0	$246.2	$194.2	$211.3

Average Loans Outstanding	$5,411.3	$7,732.7	$9,418.7	$9,259.6	$9,289.3
Ratio of Net Charge-Offs to Average Loans Outstanding	0.51%	1.57%	0.95%	0.80%	0.71%
Ratio of Allowance to Loans and Leases Outstanding	2.67%	2.81%	2.67%	2.08%	2.26%

Details of the Foreign Allowance, which is included in the table above, was as follows:

Balance at Beginning of Period	$0.6	$73.3	$78.4	$74.7	$31.0
Charge-Offs	—	(22.0)	(45.7)	(45.8)	(34.8)
Recoveries	0.7	25.6	7.3	5.6	5.6
Net Loan (Charge-Offs) Recoveries	0.7	3.6	(38.4)	(40.2)	(29.2)
Provision for Loan and Lease Losses	(0.6)	6.4	34.7	42.2	54.2
Allowance Related to Divestitures	—	(23.8)	—	—	—
Other[1]	—	(58.9)	(1.4)	1.7	18.7

Balance at End of Period	$0.7	$0.6	$73.3	$78.4	$74.7

[1]	Includes balance transfers, allowance acquired and foreign currency translation.

Non-accrual loans as of December 31, 2002 and 2001 totaled $45.0 million and $60.8 million, respectively. Loans past due 90 days or more and still accruing interest totaled $1.8 million and $4.9 million as of December 31, 2002 and December 31, 2001, respectively.

The following table presents information on impaired loans as of December 31, 2002 and 2001:

	2002	2001
	(dollars in thousands)
Recorded Investment in Impaired Loans Not Requiring an Allowance for Loan and Lease Losses	$7,975	$25,338
Recorded Investment in Impaired Loans Requiring an Allowance for Loan and Lease Losses	33,966	41,849

Recorded Investment in Impaired Loans[1]	$41,941	$67,187

Allowance for Loan and Lease Losses on Impaired Loans	$8,301	$10,626
Average Recorded Investment in Impaired Loans During the Year	$63,552	$89,575

[1]	Includes accruing market rate troubled-debt restructurings of $16.3 million and $23.8 million as of December 31, 2002 and 2001, respectively.

Note 6—Mortgage Servicing Rights

As of December 31, 2002 and 2001, the Company’s portfolio of residential loans serviced for third parties totaled $3.9 billion and $3.5 billion, respectively. The servicing portfolio is comprised primarily of fixed rate loans concentrated in Hawaii.

Changes in the carrying value of mortgage servicing rights, net of a valuation allowance are summarized in the following table:

	2002	2001
	(dollars in thousands)
Balance at Beginning of Year	$27,291	$16,195
Originated Mortgage Servicing Rights	7,341	9,490
Purchased Servicing Rights	3,262	7,159
Mortgage Servicing Rights Valuation	204	(207)
Amortization	(9,278)	(5,346)

Balance at End of Year	$28,820	$27,291

Fair Value at End of Year	$38,689	$34,721

The key factors used in determining the fair value of mortgage servicing rights at December 31, 2002 are presented below:

Weighted-Average Constant Prepayment Rate	13.25%
Weighted-Average Life (in years)	5.59
Weighted-Average Discount Rate	9.96%

A sensitivity analysis of the current fair value of mortgage servicing rights to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2002 is presented in the table that follows.

These sensitivities are hypothetical and should be used accordingly. Estimated changes in fair value are based on assumptions and generally cannot be extrapolated. Also, in this table, the effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing other assumptions. In reality, changes in one factor may result in changes in another, which may magnify or affect the sensitivities.

December 31, 2002
(dollars in thousands)
Fair Value	$38,689
Prepayment Rate
Decrease in fair value from 10% adverse change	(2,363)
Decrease in fair value from 20% adverse change	(4,467)
Discount Rate
Decrease in fair value from 10% adverse change	(984)
Decrease in fair value from 20% adverse change	(1,878)

Note 7—Premises and Equipment

The following is a summary of premises and equipment:

	Cost	Accumulated Depreciation and Amortization	Net Book Value
	(dollars in thousands)
December 31, 2002
Premises	$273,812	$(134,954)	$138,858
Capital Leases	4,464	(1,786)	2,678
Equipment	204,955	(169,522)	35,433

	$483,231	$(306,262)	$176,969

December 31, 2001
Premises	$269,028	$(125,983)	$143,045
Capital Leases	4,464	(1,607)	2,857
Equipment	199,354	(149,085)	50,269

	$472,846	$(276,675)	$196,171

Depreciation and amortization (including capital lease amortization) included in non-interest expense were $34.5 million, $42.7 million and $45.6 million in 2002, 2001 and 2000, respectively.

The Company leases certain branch premises and data processing equipment with lease terms extending through 2052. Most of the leases for premises provide for a base rent over a specified period with renewal options thereafter. Portions of certain properties are subleased for periods expiring in various years through 2010. Lease terms generally provide for the Company to pay taxes, maintenance and other operating costs.

Future minimum payments for capital leases and for non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2002:

	Capital Leases	Operating Leases
	(dollars in thousands)
2003	$605	$13,610
2004	605	10,993
2005	605	8,837
2006	605	7,888
2007	605	6,150
Thereafter	29,907	79,620

Total Minimum Lease Payments	32,932	$127,098
Amounts Representing Interest	(24,026)
	$8,906

Minimum future rentals receivable under subleases for non-cancelable operating leases amounted to $4.3 million at December 31, 2002.

Rental expense for all operating leases for the years ended December 31, 2002, 2001 and 2000 is presented below:

	2002	2001	2000
	(dollars in thousands)
Minimum Rentals	$17,600	$18,184	$22,934
Sublease Rental Income	(1,471)	(1,489)	(1,490)

	$16,129	$16,695	$21,444

Note 8—Deposits

Time deposits with balances of $100,000 or more totaled $804.4 million at December 31, 2002. Deposits of public (governmental) entities totaling $12.1 million require collateralization by acceptable securities. The majority of deposits in the foreign category were in denominations of $100,000 or more.

Maturities of time deposits of $100,000 or more at December 31, 2002, were as follows:

	Domestic	Foreign
	(dollars in thousands)
Due in 0 to 3 Months	$347,100	$31,558
Due in 4 to 6 Months	125,409	143
Due in 7 to 12 Months	157,175	—
Due in 2004	55,615	—
Due in 2005	17,726	—
Due in 2006	17,500	—
Due in 2007	39,953	—
Due Thereafter	12,234	—

	$772,712	$31,701

Note 9—Short-Term Borrowings

Details of short-term borrowings for 2002, 2001 and 2000 were as follows:

	Funds Purchased	Securities Sold Under Agreements to Repurchase	Commercial Paper	Other Short-Term Borrowings
	(dollars in thousands)
2002
Amounts Outstanding at December 31	$64,467	$735,621	$7,392	$26,028
Average Amount Outstanding During Year	64,828	1,283,387	15,792	26,242
Maximum Amount Outstanding at Any Month End	116,775	1,748,514	16,778	74,925
Weighted Average Interest Rate During Year [1]	1.59%	2.35%	1.69%	4.66%
Weighted Average Interest Rate End of Year	1.15%	1.70%	0.75%	1.25%
2001
Amounts Outstanding at December 31	$55,800	$1,643,444	$104,127	$10,120
Average Amount Outstanding During Year	219,631	1,670,116	103,323	112,495
Maximum Amount Outstanding at Any Month End	553,779	1,922,586	144,105	186,514
Weighted Average Interest Rate During Year [1]	4.60%	4.66%	4.90%	4.02%
Weighted Average Interest Rate End of Year	1.25%	2.95%	4.59%	4.86%
2000
Amounts Outstanding at December 31	$413,241	$1,655,173	$154,664	$56,817
Average Amount Outstanding During Year	518,916	1,702,129	119,472	256,854
Maximum Amount Outstanding at Any Month End	742,085	1,806,197	175,142	432,016
Weighted Average Interest Rate During Year [1]	6.29%	6.14%	5.81%	4.68%
Weighted Average Interest Rate End of Year	5.77%	6.42%	6.04%	5.19%

[1]	Average rates for the year are computed by dividing actual interest expense on borrowings by average daily borrowings.

Funds Purchased generally mature on the day following the date of purchase.

Securities Sold Under Agreements to Repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the Consolidated Statements of Condition. The securities underlying the agreements to repurchase continue to be reflected as assets of the Company and are delivered to and held in collateral accounts with third party trustees. At December 31, 2002, the weighted average contractual maturity of these agreements was 98 days and consisted of transactions with public (governmental) entities, primarily the State of Hawaii ($581.1 million), and local municipalities ($154.5 million). A schedule of maturities of repurchase agreements as of December 31, 2002 follows:

2002
(dollars in thousands)
2 to 30 days	$387,557
31 to 90 days	169,145
Over 90 days	178,919

Total	$735,621

Commercial Paper is issued in various denominations generally maturing 90 days or less from date of issuance.

At December 31, 2002, Other Short-Term Borrowings consisted mainly of Federal Home Loan Bank advances and Treasury Tax and Loan Balances. The Federal Home Loan Bank advances totaling $16.0 million bears interest at approximately 1.4% and matures within one year. Treasury Tax and Loan Balances represent tax payments collected on behalf of the U.S. Government, which are callable at any time and bear market interest rates.

A line of credit totaling $25.0 million was previously maintained for working capital purposes but was discontinued in January 2002.  Fees related to this line were $11,000 in 2002.

Note 10—Long-Term Debt

Amounts outstanding for Long-Term Debt as of December 31, 2002 and 2001 were as follows:

	2002	2001
	(dollars in thousands)
Subordinated Notes	$231,439	$243,572
8.25% Capital Securities	31,425	100,000
Privately Placed Notes	91,515	91,286
Federal Home Loan Bank Advances	26,500	147,145
Capitalized Lease Obligations	8,906	8,377

	389,785	590,380
Less: Current Maturities	(114,781)	(120,645)

Total Long-Term Debt	$275,004	$469,735

As of December 31, 2002, two subordinated notes issued by the Bank, both bearing fixed interest rates of 6.875%, were outstanding. The first note, with $106.7 million outstanding, was issued in 1993 and matures in 2003. The second note, with $124.7 million outstanding, was issued in 1999 under the Bank’s $1 billion note program and matures in 2009. Under the terms of this program, Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1.0 billion. The balance maturing in 2003 was classified as Current Maturities of Long-Term Debt on the Consolidated Statements of Condition.

Bancorp Hawaii Capital Trust I, a grantor trust wholly-owned by the Company, issued $100 million 8.25% Capital Securities (the “Securities”). The Securities bear a cumulative fixed interest rate of 8.25% and mature on December 15, 2026. Interest payments are semi-annual. The Company is subject to an expense agreement with the trust obligating the Company to pay any costs, expenses or liabilities of the trust, other than obligations of the trust to pay amounts due pursuant to the terms of the Securities. The sole assets of the trust are Junior Subordinated Debt Securities (the “Debt”) issued by the Company to the trust. The Debt is redeemable prior to the stated maturity at the Company’s option. The Securities are subject to mandatory redemption upon repayment of the related Debt at their stated maturity dates, or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by the Company upon concurrent repayment of the related Debt. The Company has issued guarantees for the payment of distributions and payments on liquidation or redemption of the Securities, but only to the extent of funds held by the trust. The guarantees are junior subordinated obligations of the Company. Distributions to securities holders may be deferred for up to five consecutive years. During any such deferral period the Company’s ability to pay dividends on its common shares will be restricted. The Federal Reserve has announced that certain cumulative preferred securities having the characteristics of the Securities qualify as minority interest, and are included in Tier 1 capital for bank holding companies. During 2002, the Company repurchased $68.6 million of the Securities.

Privately placed notes issued by the Company, including fair value adjustments, totaled $91.5 million at December 31, 2002 and mature in 2004. These notes carry seven year terms and bear floating interest rates of 10 to 25 basis points above the three-month LIBOR rate, which was 1.38% at December 31, 2002. In July 2002, the note holder exercised the option to change to a fixed 6.99% rate on $40.0 million. No new notes were issued in 2002.

Federal Home Loan Bank (“FHLB”) advances bear interest at rates from 5.38% to 6.68% and mature from 2003 through 2006. FHLB advances that mature within the next year ($8.0 million) were classified as Current Maturities of Long-Term Debt on the Consolidated Statements of Condition. At December 31, 2002, loans totaling $121.3 million and FHLB stock totaling $62.7 million were pledged to secure these advances.

Capitalized lease obligations relate to office space at the headquarters of the Company. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $605,000 per year from 2003 to 2007, and $665,000 per year from 2008 to 2012 and are negotiable thereafter.

As of December 31, 2002, future principal payments on long-term debt are expected to be:

(in thousands)
2003	$114,781
2004	97,515
2005	10,000
2006	2,500
2007	—
Thereafter	164,989

Total	$389,785

Note 11—Shareholders’ Equity

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital. Tier I capital is common shareholders’ equity plus qualifying capital securities and minority interest, reduced by unrealized gains and losses accumulated in other comprehensive income and certain intangible assets. Total capital is Tier I capital plus qualifying subordinated debt, allowable Allowance for Loan and Lease Losses and any investment in an unconsolidated subsidiary. Three capital ratios are used to measure capital adequacy: Tier I capital divided by risk-weighted assets, as defined; Total capital divided by risk-weighted assets; and the leverage ratio, which is Tier I capital divided by average assets.

As of December 31, 2002, the Company and the Bank were well capitalized under the regulatory framework for prompt corrective action. There were no conditions or events since year-end that management believes have changed the Company’s or the Bank’s capital ratings.

The table below sets forth the minimum required capital for well capitalized institutions and the actual capital amounts and ratios for the Company and its depository subsidiaries at December 31, 2002 and 2001:

	Well-Capitalized Minimum Ratio	Bank of Hawaii Corporation	Bank of Hawaii	First Savings [1]
	(dollars in thousands)
At December 31, 2002:
Shareholders’ Equity		$1,015,759	$939,970	N/A
Tier 1 Capital		983,763	890,703	N/A
Total Capital		1,183,522	1,091,233	N/A
Tier 1 Capital Ratio	6%	16.59%	14.86%	N/A
Total Capital Ratio	10%	19.96%	18.21%	N/A
Leverage Ratio	5%	10.34%	9.29%	N/A
At December 31, 2001:
Shareholders’ Equity		$1,247,012	$1,086,247	$46,759
Tier 1 Capital		1,297,369	1,040,575	46,759
Total Capital		1,528,793	1,271,514	47,947
Tier 1 Capital Ratio	6%	19.76%	15.96%	50.34%
Total Capital Ratio	10%	23.29%	19.51%	51.62%
Leverage Ratio	5%	11.20%	9.16%	27.91%

[1]	As of December 31, 2002, First Savings was merged into Bank of Hawaii.

Federal Reserve Board regulations require the Bank to maintain reserve balances based on the amount of deposits held. The average required reserve balance was $21.1 million and $17.7 million in 2002 and 2001, respectively.

The Bank is subject to federal regulatory restrictions that limit cash dividends and loans to the Company. These restrictions generally require advanced approval from the Bank’s regulator for payment of dividends in excess of earnings for the prior three years. Special dividends of $235.0 million and $130.0 million were paid in 2002 and 2001, respectively, by the Bank from capital released by the divestiture and risk reduction programs. Because of these special dividends, which were used by the Company for share repurchases, advanced approval is required for future dividends. Such approval has been granted for an amount up to the level of the Bank’s income for the first two quarters of 2003.

The components of accumulated other comprehensive income as of December 31, 2002, 2001, 2000 and 1999 were:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Net Unrealized Gains (Losses) on Securities	Cumulative Other Comprehensive Income
	(dollars in thousands)
Balance, December 31, 1999	$(22,411)	$(630)	$(43,065)	$(66,106)
Net change	(4,273)	—	45,300	41,027

Balance, December 31, 2000	(26,684)	(630)	2,235	(25,079)
Net change	27,266	(159)	20,733	47,840

Balance, December 31, 2001	582	(789)	22,968	22,761
Net change	(582)	(14,757)	4,237	(11,102)

Balance, December 31, 2002	$—	$(15,546)	$27,205	$11,659

The following table presents the components of other comprehensive income and the related tax effect allocated to each component:

	Before Tax Amount	Tax Effect	Net of Tax
	(dollars in thousands)
2000:
Foreign Currency Translation Adjustment	$(6,574)	$(2,301)	$(4,273)
Net Unrealized Gains on Securities Available for Sale Arising During the Year	73,798	29,519	44,279
Reclassification of Net Losses on Securities Available for Sale Included in Net Income	1,702	681	1,021

Net Unrealized Gains on Securities Available for Sale Arising During the Year	75,500	30,200	45,300

Accumulated Other Comprehensive Income	$68,926	$27,899	$41,027

2001:
Foreign Currency Translation Adjustment	$41,948	$14,682	$27,266
Minimum Pension Liability Adjustment	(245)	(86)	(159)
Net Unrealized Gains on Securities Available for Sale Arising During the Year	70,177	28,071	42,106
Reclassification of Net Gains on Securities Available for Sale Included in Net Income	(35,622)	(14,249)	(21,373)

Net Unrealized Gains on Securities Available for Sale Arising During the Year	34,555	13,822	20,733

Accumulated Other Comprehensive Income	$76,258	$28,418	$47,840

2002:
Foreign Currency Translation Adjustment	$(895)	$(313)	$(582)
Minimum Pension Liability Adjustment	(22,703)	(7,946)	(14,757)
Net Unrealized Gains on Securities Available for Sale Arising During the Year	7,133	2,496	4,637
Reclassification of Net Gains on Securities Available for Sale Included in Net Income	(615)	(215)	(400)

Net Unrealized Gains on Securities Available for Sale Arising During the Year	6,518	2,281	4,237

Accumulated Other Comprehensive Income	$(17,080)	$(5,978)	$(11,102)

Note 12—Commitments and Contingencies

The Company is a defendant in various legal proceedings and, in addition, there were various other contingent liabilities arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the disposition of these proceedings and contingent liabilities will have a material effect upon the Consolidated Financial Statements.

Note 13—Employee Benefits

Prior to July 1, 2002, a deferred-compensation profit sharing plan (“Profit Sharing Plan”) was provided for the benefit of all employees of the Company and its subsidiaries who met the Profit Sharing Plan’s eligibility requirements. Contributions to the Profit Sharing Plan were at the sole discretion of the Company’s Board of

Directors. Participants in the Profit Sharing Plan received up to 50% of their annual allocation in cash. The remaining amounts were deferred and could be invested in various options including mutual funds, a collective trust, and common shares of the Company. The Company’s contributions to the Profit Sharing Plan totaled $3.7 million in 2001 and $4.6 million in 2000. The Profit Sharing Plan provided for a company match of $1.25 for each $1.00 in 401(k) contributions made by qualified employees up to a maximum of 2% of the employee’s compensation. For 2002, 2001 and 2000, matching contributions under this plan totaled $1.5 million, $2.9 million and $3.2 million, respectively.

Also prior to July 1, 2002, the Company had a defined-contribution money purchase plan (“Money Purchase Plan”) under which it contributed 4% of an employee’s compensation for employees meeting certain eligibility and vesting requirements. The Money Purchase Plan had a one year eligibility requirement and a five year vesting period. For 2002, 2001 and 2000, the Company contributed $2.7 million, $5.1 million and $5.6 million, respectively, to the Money Purchase Plan.

Effective July 1, 2002, the Company’s Profit Sharing Plan was merged with the Company’s Money Purchase Plan to form a single plan called the Bank of Hawaii Retirement Savings Plan (the “Savings Plan”). The Savings Plan has three Company contribution components; (1) 401(k) matching, (2) a 3% fixed amount based on compensation and (3) a discretionary value sharing contribution. Under the 401(k) component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company will make matching contributions on behalf of participants each calendar quarter equal to $1.25 for each $1.00 contributed by participants up to 2% of the participants’ eligible compensation and $0.50 for every $1.00 contributed by participants over 2% up to 5% of the participants’ eligible compensation. The Company’s matching contributions for 2002 were $1.9 million. In addition, all eligible members will receive an annual 3% fixed contribution and a discretionary value sharing contribution that will be linked to the Company’s financial goals. These contributions will be made regardless of whether the member contributes to the Savings Plan and will be invested in accordance with the member’s selection of investment options available under the Savings Plan. For the 3% component the Company expensed $1.9 million in 2002. The Company’s expense for the value sharing component totaled $3.5 million in 2002. The Company also has Excess Plans which cover certain employees for amounts exceeding the limits under those plans.

In 1995, the Company froze its non-contributory, qualified defined-benefit retirement plan (“Retirement Plan”) and excess retirement plan (“Excess Plan”), which covered employees of the Company and participating subsidiaries who met certain eligibility requirements. Retirement Plan assets are managed by investment advisors in accordance with investment policies established by the plan trustees.

Retirement Plan investments primarily consist of a collective investment fund and marketable securities including stocks, U.S. Government agency securities, U.S. Government Treasuries, Corporate Bonds, a money market fund, and mutual funds. The assets of the Retirement Plan include a Bank of Hawaii collective investment fund and securities of related parties (Pacific Capital Funds mutual funds and a money market fund). The Asset Management Group of the Bank, an SEC-registered investment adviser, manages the Pacific Capital Funds mutual funds and the money market fund. The Bank manages the Bank of Hawaii collective investment fund. The fair value of securities of related parties as of December 31, 2002 was $20.9 million.

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries. The unfunded Excess Plan recognizes the liability to participants for amounts exceeding the limits allowed under the Retirement Plan. Because the Excess Plan is unfunded, it has no plan assets. Each of the projected benefit obligation, accumulated benefit obligation and accrued benefit liability as of December 31, 2001 was $5.2 million.

The Company’s postretirement benefit plans provide retirees with group life, dental and medical insurance coverage. The costs of providing postretirement benefits are “shared costs” where both the employer and former employees pay a portion of the premium. Most employees of the Company and its subsidiaries who have met the eligibility requirements are covered by this plan. The Company recognizes the transition obligation over 20 years, ending in 2013. The Company has no segregated assets to provide postretirement benefits.

The following table sets forth the change in benefit obligation, change in fair value of plan assets, funded status, and net amount recognized in the Consolidated Statements of Condition for the aggregated pension plans (Retirement Plan and Excess Plan) and postretirement benefit plans for the years ended December 31, 2002 and 2001.

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
	(dollars in thousands)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$54,452	$54,987	$25,694	$25,214
Service Cost	—	—	1,002	868
Interest Cost	4,020	3,886	1,901	1,768
Amendments	—	—	—	(517)
Obligation Settled	—	(3,483)	—	—
Obligation Curtailed	—	—	—	(768)
Actuarial (Gain) Loss	7,564	591	3,254	138
Employer Benefits Paid[1]	(1,898)	(1,529)	(934)	(1,009)

Benefit Obligation at End of Year	$64,138	$54,452	$30,917	$25,694

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$55,387	$60,418	$—	$—
Actual Return on Plan Assets	(5,440)	(3,935)	—	—
Employer Contribution	471	4,358	934	1,009
Employer Benefits Paid	(1,898)	(1,529)	(934)	(1,009)
Settlement Benefits Paid	—	(3,925)	—	—

Fair Value of Plan Assets at End of Year	$48,520	$55,387	$—	$—

Funded Status	$(15,618)	$935	$(30,917)	$(25,694)
Unrecognized Net Actuarial Gain/(Loss)	25,131	7,277	(7,999)	(11,977)
Unrecognized Transition (Asset) Obligation	—	—	6,535	7,188

Net Amount Prepaid (Accrued)	$9,513	$8,212	$(32,381)	$(30,483)

Amounts Recognized in the Consolidated Statements of Financial Condition Consist of:
Prepaid Benefit Cost	$—	$12,152	$—	$—
Accrued Benefit Liability	(15,618)	(5,159)	(32,381)	(30,483)
Accumulated Other Comprehensive Income	25,131	1,219	—	—

Net Amount Prepaid (Accrued)	$9,513	$8,212	$(32,381)	$(30,483)

[1]	Participants’ contributions relative to the Postretirement Benefits Plan were offset against employer benefits paid in the above table. For the years ended December 31, 2002 and 2001, participants’ contributions for postretirement benefits totaled $756,000 and $698,000, respectively. There were no participants’ contributions to the pension plans.

Components of net periodic benefit cost for the aggregated pension plans and the postretirement benefit plans are presented in the following table for the years ended December 31, 2002, 2001 and 2000.

	Pension Benefits			Postretirement Benefits
	2002	2001	2000	2002	2001	2000
	(dollars in thousands)
Components of Net Periodic (Benefit) Cost:
Service Cost	$—	$—	$—	$1,002	$868	$932
Interest Cost	4,020	3,886	5,142	1,901	1,768	1,716
Expected Return on Plan Assets	(4,926)	(5,440)	(7,157)	—	—	—
Amortization of Unrecognized Net
Transition (Asset) Obligation	—	—	—	653	653	696
Recognized Net Actuarial (Gain) Loss	76	143	(724)	(724)	(317)	(616)

Net Periodic (Benefit) Cost	$(830)	$(1,411)	$(2,739)	$2,832	$2,972	$2,728

Assumptions used for the aggregated pension plans and postretirement benefit plans at December 31, 2002, 2001 and 2000 were as follows:

	Pension Benefits			Postretirement Benefits
	2002	2001	2000	2002	2001	2000
Weighted Average Assumptions as of December 31:
Discount Rate	6.75%	7.50%	7.50%	6.75%	7.50%	7.50%
Expected Long-Term Return on Plan Assets	8.50%	9.00%	9.00%	—	—	—
Rate of Compensation Increase	—	—	5.00%	—	—	—

At December 31, 2002 the projected benefit obligations for the aggregated pension plans exceeded the fair value of Plan Assets. Included in other comprehensive income is a charge of $14.8 million, net of deferred taxes, related to this obligation.

The medical cost trend rate assumption used was 6%. A one percent change in this assumption (with all other assumptions remaining constant) would impact the service and interest cost components of the net periodic postretirement benefit cost and the postretirement benefit obligation for 2002 as follows:

	One Percent Increase	One Percent Decrease
	(dollars in thousands)
Effect on the Total of Service and Interest Cost Components	$277	$(223)
Effect on Postretirement Benefit Obligation	$2,048	$(1,690)

Note 14—Stock Compensation

The Company Stock Option Plans (the “Plans”) are administered by the Compensation Committee of the Board of Directors. The Plans provide participants with the option to purchase shares of common stock at specified exercise prices during a period of time beginning not less than one year after the date the option was granted through the option’s expiration, which is generally ten years from the date of grant. The exercise prices are the fair market value of the shares on the dates the options were granted.

The Company has a Director Stock Compensation Program that annually grants 200 shares of restricted common stock (“Restricted Shares”) and an option for 3,000 common shares to each non-employee director. The exercise price of the options is based on the closing market price of the shares on the date that the options were granted. Each option expires ten years from the date of grant and is generally not transferable. If an optionee ceases to serve as a director for any reason other than death or disability, any unexercised options terminate. Upon the exercise of options, the shares received (“Option Shares”) are nontransferable during the term of the director. If an optionee ceases to serve as a director prior to the end of his or her term, for any reason other than death or disability, the Option Shares will be redeemed by the Company at a price equal to the exercise price. The Restricted Shares are also nontransferable during the term of the director. If an optionee ceases to serve as a director prior to the end of his or her term, for any reason other than death, disability, removal without cause, or change of control, the Restricted Shares are forfeited. At December 31, 2002, 146,000 options were outstanding under this program.

The following information relates to options outstanding as of December 31, 2002:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable	Weighted Average Exercise Price
$12.88–$15.44	2,917,613	$13.57	7.2	2,180,280	$13.57
16.69–18.38	1,319,299	17.72	4.2	1,319,299	17.72
18.80–21.13	1,555,249	19.68	6.7	946,261	20.25
21.16–23.37	197,500	21.60	8.0	109,836	21.87
24.50–26.81	1,013,754	25.37	6.6	631,335	25.57
27.01–28.76	1,986,025	27.14	9.2	33,000	28.20

Total	8,989,440	19.78	7.1	5,220,011	17.55

The following table presents the activity in the Stock Option Plans for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding at January 1,	8,533,727	$17.43	7,981,150	$16.66	5,079,388	$18.65
Granted	2,248,025	27.12	1,791,250	20.95	3,487,650	13.65
Exercised [1]	(1,579,699)	17.05	(990,520)	17.00	(245,506)	12.81
Forfeited	(157,901)	24.74	(102,825)	15.46	(74,300)	18.28
Expired	(54,712)	18.15	(145,328)	23.36	(266,082)	21.24

Outstanding at December 31,	8,989,440	19.78	8,533,727	17.43	7,981,150	16.66

Options Exercisable at December 31	5,220,011		5,336,811		4,794,250
Options Available for Future Grants	3,102,471		5,170,277		1,718,480

[1]	The price per share of options exercised on an actual exercise price basis ranged between $10.87 and $26.06 for 2002, $12.88 and $26.06 for 2001, and $8.47 and $18.38 for 2000.

The Company granted 10,000 and 778,300 shares of restricted stock in 2002 and 2001, respectively. These shares had a weighted average fair market value of $28.20 and $21.76 per share in 2002 and 2001, respectively. The shares vest over periods from three to five years from date of grant, although accelerated vesting was provided to certain employees, based on attaining certain target prices of the Company stock. The accelerated vesting will occur following the second anniversary of the grant date if the following performance targets are met for 30 consecutive trading days: 50% of the restricted shares will vest if the Company stock sustains a closing price of $25 per share or greater; an additional 25% will vest if the stock sustains a closing price of $28 per share or greater; and the remaining 25% will vest if the stock sustains a closing price of $31 per share. For 182,000 shares the accelerated vesting provisions will become effective on March 22, 2003. Restricted shares are cancelled if an employee terminates prior to the vesting date. A total of 91,600 and 50,500 shares were cancelled in 2002 and 2001, respectively.

At the time of grant all restricted shares were considered outstanding. The Company recognizes compensation expense, measured as the quoted market price of the stock on the grant date, on a straight-line basis over the vesting period. The unearned compensation is shown as a separate component of shareholders’ equity. Dividends are paid on the restricted stock.

Total compensation expense recognized by the Company for restricted stock was $3.6 million and $2.7 million in 2002 and 2001, respectively.

Note 15—Income Taxes

The significant components of the provision for income taxes for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
	(dollars in thousands)
Current:
Federal	$16,567	$85,872	$22,495
State	3,690	17,182	7,469
Foreign	2,000	14,728	19,353

	22,257	117,782	49,317
Deferred:
Federal	37,250	(11,773)	16,864
State	7,014	11,862	3,390
Foreign	—	4,293	(3,242)

	44,264	4,382	17,012

Provision for Income Taxes	$66,521	$122,164	$66,329

The current income tax provision included taxes on gains and losses on the sale of securities of $0.2 million, $13.2 million and $(0.6) million for 2002, 2001 and 2000, respectively. Tax benefits of $4.3 million related to the exercise of employee stock options were recorded directly in shareholders’ equity in 2002.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The 2001 deferred tax liabilities and assets were reclassified based on the filed tax returns. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2002 and 2001 are presented below:

	2002	2001
	(dollars in thousands)
Deferred Tax Liabilities:
Lease Transactions	$(257,043)	$(213,778)
Accrued Pension Cost	(5,220)	(4,753)
Net Unrealized Gains on Investment Securities Available for Sale	(15,280)	(15,120)
Other	(3,816)	(3,816)

Gross Deferred Tax Liabilities	(281,359)	(237,467)
Deferred Tax Assets:
Allowance for Loan and Lease Losses	47,591	57,832
Postretirement Benefits	13,313	12,682
Accelerated Depreciation	7,122	3,249
Other	16,427	21,767

Gross Deferred Tax Assets	84,453	95,530

Net Deferred Tax Liabilities	$(196,906)	$(141,937)

For financial statement purposes, the Company had deferred investment tax credits for property purchased for lease to customers of $2.2 million at December 31, 2000 and none in 2002 and 2001. In 2001 and 2000, investment tax credits included in the computation of the provision for income taxes were $2.2 million and $0.4 million, respectively, and were zero in 2002. At December 31, 2002, the Corporation had available foreign tax credit carry forwards of $14.7 million that will expire after 2005. Management expects to generate sufficient foreign source income to utilize the foreign tax credit carry forwards.

The following is a reconciliation of the Federal statutory income tax rate to the effective consolidated income tax rate for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Statutory Federal Income Tax Rate	35.0%	35.0%	35.0%
Increase (Decrease) in Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax and Foreign Tax Adjustments	3.7	8.1	3.9
Tax-Exempt Interest Income	(0.1)	(0.2)	(0.3)
Intangibles, primarily Goodwill	—	13.6	2.0
Low Income Housing and Investment Tax Credits	(1.6)	(4.1)	(5.6)
Other	(1.6)	(1.5)	1.9

Effective Tax Rate	35.4%	50.9%	36.9%

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

Note 16—Derivative and Financial Instruments

The Company is a party to derivative financial instruments in the normal course of its business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest and foreign exchange rates. These financial instruments include commitments to extend credit, standby letters of credit, foreign exchange contracts, interest rate swaps or options and mortgage loan origination commitments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of the terms or conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. The amount of commitments outstanding is disclosed in Note 17.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support borrowing agreements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds cash and deposits as collateral on those commitments for which collateral is deemed necessary. The amount of committed standby letters of credit is disclosed in Note 17.

The Company utilizes foreign exchange contracts to offset risk related to an asset or liability that is accounted for at fair value in the financial statements, it has not designated any foreign exchange contracts as fair value hedges under SFAS No. 133 for operational purposes.

The Company also enters into forward contracts for the future delivery of residential mortgage loans to reduce interest rate risk associated with loans held for sale and commitments to fund loans. These contracts are considered derivative instruments under SFAS No. 133 and changes in the fair value of these contracts due to interest rate risk are recorded.

At December 31, 2002 and 2001, no interest rate swaps or options were in effect.

As with any financial instrument, derivative instruments have inherent risks. Adverse changes in interest rates, foreign exchange rates, commodity prices and equity prices affect the Company’s market risks. The market risks are balanced with the expected returns to enhance earnings performance and shareholder value, while limiting the volatility of each. The Company uses various processes to monitor the overall market risk exposure, including sensitivity analysis, value-at-risk calculations and other methodologies.

The Company’s exposure to derivative credit risk is defined as the possibility of sustaining a loss due to the failure of the counterparty to perform in accordance with the terms of the contract. Credit risks associated with derivative financial instruments are similar to those relating to traditional on-balance sheet financial instruments. The Company manages derivative credit risk with the same standards and procedures applied to its commercial lending activity.

SFAS No. 133, as amended, requires all derivative instruments to be carried at fair value on the Consolidated Statements of Condition. As of December 31, 2002, the Company did not designate any derivative instruments as fair value, cash flow or net investment in foreign operations hedges and all free standing and embedded derivatives required to be bifurcated have been recorded at fair value in the results of operations.

The derivatives identified and recorded at fair value as of December 31, 2002 and 2001 were as follows:

	2002		2001
	Book or Notional Value	Fair Value	Book or Notional Value	Fair Value
	(dollars in millions)
Foreign Exchange Contracts	$62.1	$(0.9)	$238.5	$0.7
Mortgage Loan Forward Commitments	43.2	(0.6)	20.0	(0.1)
Mortgage Loan Commitments	6.0	0.1	145.5	(2.0)
Embedded Option Long-Term Debt	—	—	40.0	(1.3)

Note 17—Fair Values of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. When possible, fair values are measured based on quoted market prices for the same or comparable instruments. Because many of the Company’s financial instruments lack an available market price, management must use its best judgment in estimating the fair value of those instruments based on present value or other valuation techniques. Such techniques are significantly affected by estimates and assumptions, including the discount rate, future cash flows, economic conditions, risk characteristics, and other relevant factors. These estimates are subjective in nature and involve uncertain assumptions and, therefore, cannot be determined with precision. Many of the derived fair value estimates cannot be substantiated by comparison to independent markets and could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents:    The carrying amounts reported in the balance sheet for cash and short-term investments approximated the fair value of these assets.

Investment Securities Held to Maturity and Investment Securities Available for Sale: Fair values for investment securities were based on quoted market prices, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments.

Loans:    Fair values of loans were determined by discounting the expected future cash flows of pools of loans with similar characteristics. Loans were first segregated by type such as commercial, real estate and consumer, and were then further segmented into fixed and adjustable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

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

Long-Term Debt:    Fair values of long-term debt were estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowings.

Derivative and Financial Instruments:    Fair values of derivative instruments (e.g., commitments to extend credit, standby letters of credit, commercial letters of credit and foreign exchange contracts) were based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing, current settlement values or quoted market prices of comparable instruments.

The following table presents the fair values of the Company’s financial instruments at December 31, 2002 and 2001:

	2002		2001
	Book or Notional Value	Fair Value	Book or Notional Value	Fair Value
	(dollars in thousands)
Financial Instruments—Assets
Loans[1]	$4,763,075	$5,027,303	$5,453,500	$5,601,100
Investment Securities[2]	2,602,950	2,661,645	2,482,700	2,541,400
Other Financial Assets[3]	748,862	748,862	1,060,600	1,060,600

Financial Instruments—Liabilities
Deposits	6,920,161	6,943,891	6,678,220	6,691,520
Short-Term Borrowings[4]	833,508	833,508	2,064,500	2,064,500
Long-Term Debt[5]	380,879	412,971	572,600	592,700

Financial Instruments—Off-Balance Sheet
Financial Instruments Whose Contract Amounts Represent Credit Risk:
Commitments to Extend Credit	2,172,400	5,130	2,088,748	5,600
Standby Letters of Credit	78,300	34	75,300	35
Commercial and Similar Letters of Credit	17,400	28	23,800	20
Financial Instruments Whose Notional or Contract Amounts Exceed the Amount of Credit Risk:
Exchange and Interest Rate Contracts	105,300	(1,500)	238,500	5,100

[1]	Includes loans and loans held for sale, net of unearned income and allowance for loan losses and excludes net lease financing.
[2]	Includes held to maturity, available for sale securities, CRA investments, and FRB and FHLB stocks.
[3]	Includes interest-bearing deposits, funds sold, and trading securities.
[4]	Includes securities sold under agreements to repurchase, funds purchased, commercial paper and short-term borrowings.
[5]	Excludes capitalized lease obligations.

Note 18—Business Segments

Business segment results are determined based on the Company’s internal financial management reporting process and organizational structure. This process uses various techniques to assign balance sheet and income statement amounts to business segments, including allocations of overhead, Provision, and capital. This process is dynamic and requires certain allocations based on judgment and subjective factors. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to accounting principles generally accepted in the United States. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. Results for prior periods have been reclassified to facilitate comparability.

The Company’s business segments are as follows:

Retail Banking

The Company’s Retail Banking segment offers financial products and services to consumers and small businesses. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans. Deposit products include checking, savings and time deposit accounts. The Retail Banking segment also provides merchant services to its small business customers. Products and services from the Retail Banking segment are delivered to customers through 76 Hawaii branch locations and the largest network of bank ATM’s in the State of Hawaii, e-bankoh (on-line banking service) and 24-hour telephone banking service.

Commercial Banking

The Commercial Banking segment offers products including corporate banking and commercial real estate loans, lease financing, auto dealer financing, deposit and cash management products, and property and casualty insurance products. Lending, deposit and cash management services are offered to middle-market and large companies in Hawaii. Commercial real estate mortgages are focused on customers that include investors, developers and builders primarily domiciled in Hawaii. Lease financing targets commercial leasing transactions ranging between $5 million and $15 million. The Commercial Banking unit also serves customers through its 15 branches in the Pacific Islands and 1 representative office in Tokyo.

Investment Services Group

The Investment Services Group (formerly known as Financial Services) includes private banking, trust services, asset management, institutional investment advice, and retail brokerage. A significant portion of this segment’s income is derived from fees, which are generally based on the market values of assets under management. The private banking and personal trust group assists individuals and families in building and preserving their wealth by providing investment, credit, and trust expertise to high-net-worth individuals. The asset management group manages portfolios and creates investment products. Institutional sales and service offers investment advice to corporations, government entities, and foundations. Also included in the group is Bankoh Investment Services, Inc. (formerly known as Pacific Century Investment Services), a full service brokerage offering equities, mutual funds, and annuities.

Treasury and Other Corporate

The primary income earning component of this segment is Treasury, which consists of corporate asset and liability management activities including interest rate risk management and foreign exchange business. This segment’s assets and liabilities (and related net interest income) consist of interest bearing deposits, investment securities; federal funds purchased and sold government deposits, and short and long-term borrowings. The primary source of foreign exchange income relates to customer driven currency requests from merchants and island visitors. The net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with eliminations of inter-company transactions.

This segment also includes divisions that provide a wide-range of support (Technology and Operations, Human Resources, Finance and Law and Risk Management) to the income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process. In 2002 this segment also includes the expenses related directly to ITSRP. These expenses are not allocated to the segments.

Divestitures and Corporate Restructuring Related Activities

This segment reflected the 2001 implementation of the Company’s strategic plan to improve credit quality and to divest underperforming businesses. It included the impact of the sales of the divested businesses and restructuring and other related costs. It also included losses associated with the accelerated resolution of credit problems undertaken in the first quarter of 2001. The amounts reported in 2002 for this category consisted of the remaining costs associated with the 2001 divestitures and branch closures in the Pacific Islands and the merger of First Savings into the Bank.

The financial results for each of the Company’s business segments for the years ended December 31, 2002, 2001 and 2000 were as follows:

Business Segment Selected Financial Information

	Retail Banking	Commercial Banking	Investment Services Group	Treasury and Other Corporate	Divestiture Businesses	Corporate Restructuring Related Activities	Consolidated Total
	(dollars in millions)
Year Ended December 31, 2002
Net Interest Income	$199.2	$142.4	$13.2	$15.4	$—	$—	$370.2
Provision for Loan and Lease Losses	(4.1)	(24.9)	(0.1)	17.5	—	—	(11.6)

Net Interest Income after Provision	195.1	117.5	13.1	32.9	—	—	358.6
Other Non-Interest Income	84.9	34.5	67.7	12.8	—	—	199.9

	280.0	152.0	80.8	45.7	—	—	558.5
Restructuring & Other Related Costs	—	—	—	—	—	(2.4)	(2.4)
Information Technology Systems Replacement Project	(1.4)	—	—	(12.2)	—	—	(13.6)
Non-Interest Expense	(177.7)	(101.0)	(65.9)	(10.2)	—	—	(354.8)

Net Income Before Income Taxes	100.9	51.0	14.9	23.3	—	(2.4)	187.7
Income Taxes	(38.4)	(17.2)	(5.7)	(6.0)	—	0.8	(66.5)

Allocated Net Income	$62.5	$33.8	$9.2	$17.3	$—	$(1.6)	$121.2

Total Assets at December 31, 2002	$3,293.8	$2,238.9	$135.0	$3,848.7	$—	$—	$9,516.4

Year Ended December 31, 2001
Net Interest Income	$185.6	$154.5	$9.4	$15.3	$97.3	$(2.4)	$459.7
Provision for Loan and Lease Losses	(9.6)	(29.8)	—	1.8	—	(36.7)	(74.3)

Net Interest Income after Provision	176.0	124.7	9.4	17.1	97.3	(39.1)	385.4
Gain on Sales of Banking Operations
Net of Venture Investment Losses	—	—	—	—	—	173.4	173.4
Other Non-Interest Income	85.8	27.7	70.7	20.8	34.4	35.9	275.3

	261.8	152.4	80.1	37.9	131.7	170.2	834.1
Restructuring & Other Related Costs	—	—	—	—	—	(104.8)	(104.8)
Non-Interest Expense	(200.3)	(104.9)	(68.6)	1.8	(117.3)	—	(489.3)

Net Income Before Income Taxes	61.5	47.5	11.5	39.7	14.4	65.4	240.0
Income Taxes	(26.5)	(16.2)	(4.6)	(10.0)	(4.2)	(60.7)	(122.2)

Allocated Net Income	$35.0	$31.3	$6.9	$29.7	$10.2	$4.7	$117.8

Total Assets at December 31, 2001	$3,764.5	$3,052.0	$117.6	$3,119.5	$578.8	$—	$10,632.4

Year Ended December 31, 2000
Net Interest Income	$156.1	$196.2	$6.3	$14.5	$158.0	$—	$531.1
Provision for Loan and Lease Losses	(8.2)	(88.5)	(0.2)	—	(46.0)	—	(142.9)

Net Interest Income after Provision	147.9	107.7	6.1	14.5	112.0	—	388.2
Other Non-Interest Income	87.4	31.7	82.8	30.8	49.2	—	281.9

	235.3	139.4	88.9	45.3	161.2	—	670.1
Non-Interest Expense	(164.8)	(90.5)	(65.2)	(28.3)	(141.4)	—	(490.2)

Net Income Before Income Taxes	70.5	48.9	23.7	17.0	19.8	—	179.9
Income Taxes	(29.6)	(19.1)	(10.0)	1.6	(9.2)	—	(66.3)

Allocated Net Income	$40.9	$29.8	$13.7	$18.6	$10.6	$—	$113.6

Total Assets at December 31, 2000	$3,176.1	$4,481.4	$161.7	$2,439.6	$3,759.6	$—	$14,018.4

Note 19—Foreign Activities

The following tables provide selected financial data for the Company’s foreign activities for the years ended December 31, 2002, 2001 and 2000:

	December 31,
	2002	2001
	(dollars in thousands)
Interest Bearing Deposits	$544,660	$1,145,356
Net Loans	81,523	79,557
Other Assets	3,052	111,098

Total Assets	$629,235	$1,336,011

	Year Ended December 31,
	2002	2001	2000
	(dollars in thousands)
Operating Revenue	$15,720	$203,045	$236,720
Income Before Taxes	14,628	20,597	7,302
Net Income (Loss)	8,814	6,373	(181)

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

As discussed in Note 3, in 2001 the Company divested its South Pacific banking operations and closed its branches in the Asia Division, except for a representative office in Japan.

Note 20—Parent Company Financial Statements

Condensed financial statements of Bank of Hawaii Corporation (Parent only) follow:

Condensed Statements of Income

	Year Ended December 31,
	2002	2001	2000
	(dollars in thousands)
Dividends From:
Bank Subsidiaries	$308,795	$304,295	$83,946
Other Subsidiaries	4,462	2,423	7,176
Interest Income From Subsidiaries	3,946	9,048	11,794
Loss on Sale of Banking Operations	—	(68,137)	—
Other Income	1,007	195	776
Securities Gains (Losses)	—	(464)	(509)

Total Income	318,210	247,360	103,183
Interest Expense	11,070	17,672	21,506
Other Expense	8,084	35,641	9,107

Total Expense	19,154	53,313	30,613

Income Before Income Tax Benefits and Equity in Undistributed Income of Subsidiaries	299,056	194,047	72,570
Income Tax Benefits	6,449	9,614	5,032
Income Before Equity in Undistributed Income of Subsidiaries	305,505	203,661	77,602
Equity in Undistributed Income of Subsidiaries:
Bank Subsidiaries	(183,057)	(85,676)	40,038
Other Subsidiaries	(1,268)	(190)	(3,979)

	(184,325)	(85,866)	36,059

Net Income	$121,180	$117,795	$113,661

Condensed Statements of Condition

	December 31,
	2002	2001
	(dollars in thousands)
Assets
Cash with Bank of Hawaii	$217	$301
Equity in Net Assets of Bank Subsidiaries	939,970	1,086,247
Equity in Net Assets of Other Subsidiaries	5,444	54,430
Interest-Bearing Deposits with Bank of Hawaii	256,590	392,100
Trading Securities	3,884	3,759
Other Assets	16,026	16,017

Total Assets	$1,222,131	$1,552,854

Liabilities and Shareholders’ Equity
Commercial Paper and Short-Term Borrowings	$7,392	$104,127
Long-Term Debt	194,608	194,379
Other Liabilities	4,372	7,336
Shareholders’ Equity	1,015,759	1,247,012

Total Liabilities and Shareholders’ Equity	$1,222,131	$1,552,854

Condensed Statements of Cash Flows

	Year Ended December 31,
	2002	2001	2000
	(dollars in thousands)
Operating Activities
Net Income	$121,180	$117,795	$113,661
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization Expense	—	90,321	7,960
Realized Investment Securities (Gains) Losses	—	(7,364)	116
Undistributed Income from Subsidiaries	184,325	85,867	(36,059)
Net Decrease (Increase) in Trading Securities	(125)	84	(439)
Other Assets and Liabilities, Net	2,002	(162)	(1,276)

Net Cash Provided by Operating Activities	307,382	286,541	83,963
Investing Activities
Investment Securities Transactions, Net	(50)	7,114	104
Return of Capital, Net of Contribution to Subsidiaries	—	140,000	—
Advances Made to Subsidiaries, Net	—	—	266

Net Cash Provided (Used) by Investing Activities	(50)	147,114	370
Financing Activities
Net Proceeds (Payments) of Borrowings	(96,506)	(49,251)	57,345
Proceeds from Sale of Stock	36,432	25,871	7,801
Stock Repurchased	(332,217)	(195,687)	(16,992)
Cash Dividends Paid	(50,635)	(56,567)	(56,471)

Net Cash Used by Financing Activities	(442,926)	(275,634)	(8,317)

Increase (Decrease) in Cash	(135,594)	158,021	76,016
Cash and Cash Equivalents at Beginning of Year	392,401	234,380	158,364

Cash and Cash Equivalents at End of Year	$256,807	$392,401	$234,380

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the Bank of Hawaii Corporation Proxy Statement for the annual meeting of shareholders to be held on April 25, 2003, as summarized below:

Item 10.    Directors and Executive Officers of the Registrant

“Board of Directors”; “Section 16 (a) Beneficial Ownership Reporting Compliance”.

Information regarding the executive officers of the Company is incorporated by reference from “Executive Officers of the Registrant” at the end of Part I of this report.

The Company’s Board of Directors has determined that Robert A. Huret, a member of the Company’s Audit Committee, is a financial expert within the meaning of Section 3(a)(58) of the Exchange Act. This financial expert is independent within the meaning of Section 10A(m)(3) of the Exchange Act. One of the requirements for being a financial expert is that the person has education and expertise as a public accountant or auditor, or a principal financial officer, controller, or principal accounting officer of a public company, or experience in one or more positions that involve the performance of similar functions (or that results, in the judgment of the Board, in the person’s having similar expertise and experience). The Board has determined that Mr. Huret has such experience.

The Company has adopted a written code of ethics within the meaning of Item 406 of Regulation S-X that applies to its executive officers, including its Chief Executive Officer, Chief Financial Officer and Controller.

Item 11.    Executive Compensation

“Executive Compensation”.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information at December 31, 2002

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights a	Weighted- average exercise price of outstanding options, warrants and rights b	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) c
Equity compensation plans approved by security holders	8,989,440	$19.78	3,052,471

“Beneficial Ownership”.

Item 13.    Certain Relationships and Related Transactions

“Certain Transactions with Management and Others”.

Item 14.    Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14c under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) within 90 days prior to the filing date of this annual report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal controls that could significantly affect the disclosure controls and procedures since the date of the evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)    Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income—Years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Condition—December 31, 2002 and 2001

Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows—Years ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

All other schedules to the Consolidated Financial Statements stipulated by Article 9 of Regulation S-X and all other schedules to the financial statements of the registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

EXHIBIT INDEX

Exhibit Number
3.1

Certificate of Incorporation of Bank of Hawaii Corporation (f/k/a Pacific Century Financial Corporation and Bancorp Hawaii, Inc. (the “Company”) (incorporated by reference from Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A for the 1998 Annual Meeting of Shareholders, as filed on March 13, 1998 (the “1998 Proxy Statement”))

3.2

Certificate of Amendment No. 1 to the Company’s Certificate of Incorporation Filed on May 20, 1999 (incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A for the 1999 Annual Meeting of Shareholders, as filed on March 8, 1999)

3.3	Certificate of Amendment No. 2 to the Company’s Certificate of Incorporation Filed on April 26, 2002

3.4	By-Laws of the Company (incorporated by reference from Appendix D to the 1998 Proxy Statement)

4.1

Instruments Defining the Rights of Holders of Long-Term Debt (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, as filed on March 8, 2001 (the “2000 10-K”))

10.1

The Company’s One-Year Incentive Plan Effective January 1, 1999 (incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1998, as filed on March 1, 1999 (the “1998 10-K”))*

10.2	The Company’s One-Year Incentive Plan Amendment 2003-1*

10.3	The Company’s Long-Term Incentive Compensation Plan Effective January 1, 1999 (incorporated by reference from Exhibit 10.4 to the 1998 10-K)*

10.4	The Company’s Stock Option Plan of 1988 (incorporated by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-8, Reg. No. 33-23495, as filed on August 3, 1988)*

10.5	The Company’s Stock Option Plan of 1988 Amendment 99-1 (incorporated by reference from Exhibit 10.11 to the 1998 10-K)*

10.6	The Company’s Stock Option Plan of 1994 (incorporated by reference from the Company’s Registration Statement on Form S-8, Reg. No. 33-54777, as filed on July 28, 1994)*

10.7	The Company’s Stock Option Plan of 1994 Amendment 97-1 (incorporated by reference from Exhibit 10.13 to the 1998 10-K)*

10.8	The Company’s Stock Option Plan of 1994 Amendment 97-2 (incorporated by reference from Appendix A to the 1998 Proxy Statement)*

10.9	The Company’s Stock Option Plan of 1994 Amendment 99-1 (incorporated by reference from Exhibit 10.10 to the 2000 10-K)*

10.10	The Company’s Stock Option Plan of 1994 Amendment 99-2 (incorporated by reference from Exhibit 10.15 to the 1998 10-K)*

10.11	The Company’s Stock Option Plan of 1994 Amendment 2000-1 (incorporated by reference to Exhibit 10.12 to the 2000 10-K)*

10.12	The Company’s Stock Option Plan of 1994 Amendment 2000-2 (incorporated by reference from Exhibit 10.13 to the 2000 10-K)*

10.13	The Company’s Stock Option Plan of 1994 Amendment 2000-3 (incorporated by reference from Exhibit 10.14 to the 2000 10-K)*

10.14

The Company’s Stock Option Plan of 1994 Amendment 2001-1 (incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (as filed on March 8, 2002) (the “2001 10-K”))*

Exhibit Number
10.15	The Company’s Stock Option Plan of 1994 Amendment 2001-2 (incorporated by reference from Exhibit 10.20 to the 2001 10-K)*

10.16	The Company’s Stock Option Plan of 1994 Amendment 2002-1*

10.17

The Company’s Key Executive Severance Plan dated April 27, 1983 (incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed on February 28, 1996)*

10.18

Key Executive Change-in-Control Severance Agreement for A.T. Kuioka (incorporated by reference from Exhibit 10(f) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed on March 29, 1995*

10.19	Key Executive Change-in-Control Severance Agreement dated January 26, 2001 for A.R. Landon (incorporated by reference from Exhibit 10.22 to the 2000 10-K)*

10.20	Key Executive Change-in-Control Severance Agreement dated January 26, 2001 for W.C. Nelson (incorporated by reference from Exhibit 10.23 to the 2000 10-K)*

10.21	Key Executive Change-in-Control Severance Agreement dated April 27, 2001 with N.C. Hocklander (incorporated by reference from Exhibit 10.31 to the 2001 10-K)*

10.22	Key Executive Change-in-Control Severance Agreement dated April 27, 2001 with W.J. Laskey (incorporated by reference from Exhibit 10.32 to the 2001 10-K)*

10.23	Key Executive Change-in-Control Severance Agreement dated December 14, 2001 with G.M. Mohen (incorporated by reference from Exhibit 10.33 to the 2001 10-K)*

10.24	Key Executive Change-in-Control Severance Agreement dated June 22, 2001 with D.W. Thomas (incorporated by reference from Exhibit 10.34 to the 2001 10-K)*

10.25	Key Executive Change-in-Control Severance Agreement dated January 25, 2002 with J.T. Kiefer (incorporated by reference from Exhibit 10.35 to the 2001 10-K)*

10.26	Key Executive Change-in-Control Severance Agreement dated January 25, 2002 with L.L. McCarney (incorporated by reference from Exhibit 10.36 to the 2001 10-K)*

10.27	Key Executive Change-in-Control Severance Agreement dated January 25, 2002 with S.E. Miller (incorporated by reference from Exhibit 10.37 to the 2001 10-K)*

10.28	Executive Change-in-Control Severance Agreement dated January 25, 2002 for R.C. Keene (incorporated by reference from Exhibit 10.38 to the 2001 10-K)*

10.29

The Company’s Directors’ Deferred Compensation Plan (Restatement Effective 1/1/96) with Amendment No. 96-1; Trust Agreement (Effective 9/1/96) (incorporated by reference from Exhibit (4) to the Company’s Registration Statement on Form S-8, Reg. No. 333-14929, as filed on October 28, 1996)*

10.30	The Company’s Director Stock Compensation Program (incorporated by reference from Exhibit (4) to the Company’s Registration Statement on Form S-8, Reg. No. 333-02835, as filed on April 25, 1996)*

10.31	The Company’s Director Stock Compensation Program Amendment 97-1 (incorporated by reference from Exhibit 10.26 to the 2000 10-K)*

10.32	The Company’s Director Stock Compensation Program Amendment 2001-1*

10.33	Employment Agreement dated November 3, 2000 with M.E. O’Neill (incorporated by reference from Exhibit 10.28 to the 2000 10-K)*

10.34	Separation Agreement dated January 29, 2001 with D. Houle (incorporated by reference from Exhibit 10.29 to the 2001 10-K)*

Exhibit Number
10.35	Separation Agreement dated December 18, 2001 with R.J. Dahl (incorporated by reference from Exhibit 10.30 to the 2001 10-K)*

12.1	Statement Regarding Computation of Ratios

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Auditors

99.1	Bank of Hawaii Corporation Certification

*	Management contract or compensatory plan or arrangement

(b)    The following report on Form 8-K were filed during the quarter ended December 31, 2002:

Current Report on Form 8-K dated December 13, 2002 and filed December 16, 2002, reporting Item 5.

(c)    Response to this item is the same as Item 14(a).

(d)    Response to this item is the same as Item 14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 27, 2003
BANK OF HAWAII CORPORATION

By:	/s/ Michael E. O’Neill
Michael E. O’Neill,
Chairman of the Board,
Chief Executive Officer and
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date: February 27, 2003

/s/ Michael E. O’Neill	/s/ Peter D. Baldwin
Michael E. O’Neill,	Peter D. Baldwin,
Director	Director

/s/ Mary G. F. Bitterman	/s/ Clinton R. Churchill
Mary G. F. Bitterman,	Clinton R. Churchill,
Director	Director

/s/ David A. Heenan	/s/ Robert A. Huret
David A. Heenan,	Robert A. Huret,
Director	Director

/s/ Martin A. Stein	/s/ Donald M. Takaki
Martin A. Stein,	Donald M. Takaki,
Director	Director

/s/ Robert W. Wo, Jr.	/s/ Allan R. Landon
Robert W. Wo, Jr.,	Allan R. Landon,
Director	Chief Financial Officer

/s/ Richard C. Keene
Richard C. Keene,
Chief Accounting Officer

CERTIFICATIONS

I, Michael E. O’Neill, certify that:

1.	I have reviewed this annual report on Form 10-K of Bank of Hawaii Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003

/s/ Michael E. O’Neill
Michael E. O’Neill
Chairman, Chief Executive Officer and President

I, Allan R. Landon, certify that:

1.	I have reviewed this annual report on Form 10-K of Bank of Hawaii Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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
6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003

/s/ Allan R. Landon
Allan R. Landon
Vice Chairman, Treasurer and Chief Financial Officer