Form 10-Q
period 2003-03-31
BANK OF HAWAII CORP
filed 2003-04-30
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Common Stock, $.01 Par Value; outstanding at April 25, 2003 – 60,361,874 shares

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended
(dollars in thousands except per share amounts)	March 31, 2003	March 31, 2002
Interest Income
Interest and Fees on Loans and Leases	$85,773	$98,645
Income on Investment Securities – Held to Maturity	2,283	5,145
Income on Investment Securities – Available for Sale	22,463	27,193
Deposits	1,307	5,047
Funds Sold and Security Resale Agreements	764	1,003
Other	1,189	1,332

Total Interest Income	113,779	138,365
Interest Expense
Deposits	14,447	23,978
Security Repurchase Agreements	2,242	10,293
Funds Purchased	205	231
Short-Term Borrowings	24	649
Long-Term Debt	5,861	8,319

Total Interest Expense	22,779	43,470

Net Interest Income	91,000	94,895
Provision for Loan and Lease Losses	—	8,292

Net Interest Income After Provision for Loan and Lease Losses	91,000	86,603
Non-Interest Income
Trust and Asset Management	13,190	14,818
Mortgage Banking	283	7,957
Service Charges on Deposit Accounts	8,950	8,410
Fees, Exchange, and Other Service Charges	12,980	12,452
Investment Securities Gains	583	—
Insurance	2,982	2,599
Other	5,785	6,789

Total Non-Interest Income	44,753	53,025
Non-Interest Expense
Salaries	36,459	39,187
Pensions and Other Employee Benefits	9,970	9,996
Net Occupancy Expense	9,613	9,593
Net Equipment Expense	9,748	10,121
Restructuring and Other Related Costs	—	1,979
Information Technology Systems Replacement Project	7,417	—
Other	16,993	20,547

Total Non-Interest Expense	90,200	91,423

Income Before Income Taxes	45,553	48,205
Provision for Income Taxes	15,752	17,149

Net Income	$29,801	$31,056

Basic Earnings Per Share	$0.49	$0.42
Diluted Earnings Per Share	$0.47	$0.41
Dividends Per Share	$0.19	$0.18
Basic Weighted Average Shares	61,294,460	73,312,573
Diluted Weighted Average Shares	63,535,609	75,199,181

See accompanying notes to the consolidated financial statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	March 31, 2003	December 31, 2002	March 31, 2002
Assets
Interest-Bearing Deposits	$157,067	$549,978	$1,347,611
Investment Securities – Held to Maturity (Market Value of $180,043, $236,016 and $354,187, respectively)	175,600	229,720	344,723
Investment Securities – Available for Sale	2,497,508	2,287,201	1,980,378
Funds Sold	175,000	195,000	135,000
Loans Held for Sale	47,269	40,118	99,773
Loans	5,565,371	5,359,004	5,601,580
Allowance for Loan and Lease Losses	(140,028)	(142,853)	(158,979)

Net Loans	5,425,343	5,216,151	5,442,601

Total Earning Assets	8,477,787	8,518,168	9,350,086
Cash and Non-Interest Bearing Deposits	331,994	374,352	248,307
Premises and Equipment	170,696	176,969	192,291
Customers’ Acceptance Liability	1,372	2,680	1,007
Accrued Interest Receivable	36,845	36,722	40,940
Foreclosed Real Estate	9,097	9,434	19,181
Mortgage Servicing Rights	25,801	28,820	30,501
Goodwill	36,216	36,216	36,216
Other Assets	320,402	333,057	326,492

Total Assets	$9,410,210	$9,516,418	$10,245,021

Liabilities
Domestic Deposits
Non-Interest Bearing Demand	$1,714,601	$1,719,633	$1,592,955
Interest Bearing Demand	1,162,202	1,169,128	933,801
Savings	2,669,409	2,535,219	2,089,257
Time	1,416,860	1,461,780	1,807,015
Foreign Deposits
Time Due to Banks	276	1,130	42,261
Other Savings and Time	23,983	33,271	78,492

Total Deposits	6,987,331	6,920,161	6,543,781
Securities Sold Under Agreements to Repurchase	646,317	735,621	1,544,718
Funds Purchased	69,890	64,467	43,485
Current Maturities of Long-Term Debt	118,792	114,781	64,975
Short-Term Borrowings	12,096	33,420	20,644
Banker’s Acceptances Outstanding	1,372	2,680	1,007
Retirement Benefits Payable	62,091	61,385	37,055
Accrued Interest Payable	12,761	13,731	27,983
Taxes Payable	206,139	196,813	146,360
Other Liabilities	70,644	82,596	84,874
Long-Term Debt	270,770	275,004	464,232

Total Liabilities	8,458,203	8,500,659	8,979,114
Shareholders’ Equity
Common Stock ($.01 par value); authorized 500,000,000 shares; issued / outstanding: March 2003 – 81,276,420 / 60,418,539; December 2002 – 81,294,730 / 63,015,442; March 2002 – 81,346,027 / 73,409,966	807	806	806
Capital Surplus	372,887	372,192	369,541
Accumulated Other Comprehensive Income	8,273	11,659	20,389
Retained Earnings	1,133,642	1,115,910	1,065,706
Deferred Stock Grants	74	(1,424)	(4,933)
Treasury Stock, at Cost (Shares: March 2003 – 20,857,881; December 2002 – 18,279,288; March 2002 – 7,936,061)	(563,676)	(483,384)	(185,602)

Total Shareholders’ Equity	952,007	1,015,759	1,265,907
Total Liabilities and Shareholders’ Equity	$9,410,210	$9,516,418	$10,245,021

See accompanying notes to the consolidated financial statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)		Total	Common Stock	Capital Surplus	Accum. Other Comprehensive Income	Retained Earnings	Deferred Stock Grants	Treasury Stock	Comprehensive Income
Balance at December 31, 2002		$1,015,759	$806	$372,192	$11,659	$1,115,910	$(1,424)	$(483,384)
Comprehensive Income
Net Income		29,801	—	—	—	29,801	—	—	$29,801
Other Comprehensive Income, Net of Tax:
Unrealized Gain on Investment Securities		(3,386)	—	—	(3,386)	—	—	—	(3,386)

Total Comprehensive Income									$26,415

Common Stock Issued
9,930	Profit Sharing Plan	216	—	—	—	—	—	216
245,213	Stock Option Plan	5,834	—	1,083	—	(507)	(44)	5,302
24,969	Dividend Reinvestment Plan	543	—	—	—	—	—	543
690	Directors’ Restricted Shares and Deferred Compensation Plan	(6)	1	20	—	—	—	(27)
(19,000)	Employees’ Restricted Shares	1,134	—	(408)	—	—	1,542	—
Treasury Stock Purchased (2,856,600 shares)		(86,326)	—	—	—	—	—	(86,326)
Cash Dividends Paid		(11,562)	—	—	—	(11,562)	—	—

Balance at March 31, 2003		$952,007	$807	$372,887	$8,273	$1,133,642	$74	$(563,676)

Balance at December 31, 2001		$1,247,012	$806	$367,672	$22,761	$1,055,424	$(7,637)	$(192,014)
Comprehensive Income
Net Income		31,056	—	—	—	31,056	—	—	$31,056
Other Comprehensive Income, Net of Tax:
Unrealized Gain on Investment Securities		(1,913)	—	—	(1,913)	—	—	—	(1,913)
Foreign Currency Translation Adjustment		(459)	—	—	(459)	—	—	—	(459)

Total Comprehensive Income									$28,684

Common Stock Issued
12,113	Profit Sharing Plan	325	—	37	—	—	—	288
884,893	Stock Option Plan	18,237	—	2,455	—	(7,595)	746	22,631
27,454	Dividend Reinvestment Plan	731	—	77	—	(2)	—	656
(114)	Directors’ Restricted Shares and Deferred Compensation Plan	(16)	—	(1)	—	—	—	(15)
(31,100)	Employees’ Restricted Shares	1,259	—	(699)	—	—	1,958	—
Treasury Stock Purchased (701,000 shares)		(17,148)	—	—	—	—	—	(17,148)
Cash Dividends Paid		(13,177)	—	—	—	(13,177)	—	—

Balance at March 31, 2002		$1,265,907	$806	$369,541	$20,389	$1,065,706	$(4,933)	$(185,602)

See accompanying notes to the consolidated financial statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months ended March 31,
(dollars in thousands)	2003	2002
Operating Activities
Net Income	$29,801	$31,056
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan and Lease Losses	—	8,292
Depreciation and Amortization	8,908	7,669
Amortization of Deferred Loan and Lease Fees	(8,433)	(8,702)
Amortization and Accretion of Investment Securities	9,185	4,756
Deferred Stock Grants	1,134	1,259
Deferred Income Taxes	2,664	9,581
Investment Security Gains	(583)	—
Proceeds From Sales of Loans Held for Sale	43,021	663,514
Originations of Loans Held for Sale	(50,172)	(306,578)
Net Change in Other Assets and Liabilities	12,252	(5,256)

Net Cash Provided by Operating Activities	47,777	405,591

Investing Activities
Proceeds from Redemptions of Investment Securities Held to Maturity	65,912	56,201
Purchases of Investment Securities Held to Maturity	(11,772)	(10,710)
Proceeds from Sales and Redemptions of Investment Securities Available for Sale	528,496	245,744
Purchases of Investment Securities Available for Sale	(752,729)	(232,089)
Net Decrease (Increase) in Loans and Lease Financing	(200,759)	55,952
Premises and Equipment, Net	(2,635)	(3,789)

Net Cash Provided (Used) by Investing Activities	(373,487)	111,309

Financing Activities
Net Increase (Decrease) in Demand Deposits	(11,958)	17,630
Net Increase in Savings Deposits	134,190	151,594
Net Decrease in Time Deposits	(44,920)	(120,763)
Net Decrease in Foreign Deposits	(10,142)	(182,900)
Repayments of Long-Term Debt	(223)	(61,173)
Net Decrease in Short-Term Borrowings	(105,205)	(204,644)
Proceeds from Issuance of Common Stock	6,587	19,277
Repurchase of Common Stock	(86,326)	(17,148)
Cash Dividends	(11,562)	(13,177)

Net Cash Used by Financing Activities	(129,559)	(411,304)

Effect of Exchange Rate Changes on Cash	—	(459)

Increase (Decrease) in Cash and Cash Equivalents	(455,269)	105,137
Cash and Cash Equivalents at Beginning of Year	1,119,330	1,625,781
Cash and Cash Equivalents at End of Period	$664,061	$1,730,918

See accompanying notes to the consolidated financial statements.

Bank of Hawaii Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Bank of Hawaii Corporation (the “Company”) is a bank holding company providing a broad range of financial products and services to customers in Hawaii and the Pacific Islands (Guam, nearby islands and American Samoa). The Company’s principal subsidiary is Bank of Hawaii (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2002 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. As permitted by APB No. 25, stock-based employee compensation expense is generally not included in reported net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Over the last several years, new accounting standards were developed that permit fair value expense recognition of employee stock options. Under current guidance, there are three methods available for transition to the new accounting standards – prospective, modified prospective and retroactive restatement. If the standards were adopted in the first quarter of 2003, each transition method would have a different impact on the Company’s financial statements, including reductions in net income ranging from $0.3 million to $3.1 million for the three months ended March 31, 2003.

The following table illustrates the effect on net income and earnings per share if the Company had previously completed the transition and had fully applied these new accounting standards:

	Three Months Ended March 31,
(dollars in thousands except per share and per option data)	2003	2002
Net Income, as reported	$29,801	$31,056
Add: Stock-Based Employee Compensation Expense included in reported Net Income, Net of Related Tax Effects	163	161
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Method For All Awards, Net of Related Tax Effects[1]	(3,103)	(1,259)

Pro Forma Net Income	$26,861	$29,958

Earnings Per Share:
Basic-as reported	$0.49	$0.42
Basic-pro forma[1]	$0.44	$0.41
Diluted-as reported	$0.47	$0.41
Diluted-pro forma[1]	$0.42	$0.40

Weighted Average Fair Value Per Option Granted During the Period[1]	$8.26	$7.97
Assumptions:
Average Risk Free Interest Rate	3.81%	5.11%
Average Expected Volatility	31.84%	31.34%
Expected Dividend Yield	3.08%	3.16%
Expected Life	6.7 years	6.5 years

[1]	A Black-Scholes option pricing model was used to develop the fair values of the options granted.

Note 2. Information Technology Systems Replacement Project

In July 2002, the Company entered into contracts with Metavante Corporation to provide for technology services, including professional services to convert existing systems to Metavante systems in the third quarter of 2003. The costs incurred through March 31, 2003 and total expected costs in connection with the transition to this outsourcing arrangement are summarized below:

(dollars in millions)	Professional Fees	Employee Termination Benefits	Accelerated Depreciation	Other Associated Costs[1]	Total
Costs Incurred:
Three Months Ended:
September 30, 2002	$1.9	$1.0	$3.2	$0.5	$6.6
December 31, 2002	3.2	0.2	2.2	1.4	7.0

Year Ended December 31, 2002	5.1	1.2	5.4	1.9	13.6
Three Months Ended March 31, 2003	3.5	0.4	2.0	1.5	7.4

Total Costs Incurred	$8.6	$1.6	$7.4	$3.4	$21.0

Total Expected Project Costs	$13.1	$5.9	$9.2	$7.3	$35.5

[1]	Includes contract termination, equipment, excise tax and other costs.

Changes in related liability balances during the three months ended March 31, 2003 were as follows:

(dollars in millions)	Professional Fees	Employee Termination Benefits	Other Associated Costs[1]	Total
Liability Balance at December 31, 2002	$0.1	$0.3	$—	$0.4
Accruals	3.5	0.4	1.5	5.4
Payments	1.3	—	1.3	2.6

Liability Balance at March 31, 2003	$2.3	$0.7	$0.2	$3.2

Note 3. Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

Note 4. Stock Compensation

The following revises the disclosure in the 2002 Annual Report on Form 10-K of the amount of options available for future grants under the Company Stock Option Plans:

	As Reported	Revised
Options Available for Future Grants
Year Ended 2002	3,102,471	2,466,271
Year Ended 2001	5,170,277	4,442,077

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements concerning a number of matters, including the expected level of loan loss provisioning, the projected efficiency ratio, the timing and number of share repurchases, anticipated costs and annual savings of our technology systems replacement project, value of stock option awards, normalization of deferred loan payments in Guam and Micronesia, the impact of interest rate changes on net interest income, and anticipated revenues and expenses in 2003 and beyond. We believe the assumptions underlying our forward-looking statements are reasonable. However, any of the assumptions could prove to be inaccurate and actual results may differ materially from those projected for a variety of reasons, including, but not limited to: 1) unanticipated changes in business and economic conditions, the competitive environment, fiscal and monetary policies, or legislation in Hawaii and the other markets we serve; 2) changes in our credit quality or risk profile which may increase or decrease the required level of allowance for loan and lease losses; 3) changes in market interest rates may deteriorate our credit markets and ability to maintain our net interest margin; 4) changes to the amount and timing of our proposed equity repurchases; 5) inability to achieve expected benefits of our technology systems replacement project and other business process changes due to adverse changes in implementation processes or costs, operational savings, or timing; 6) actions by the United States military and real or threatened terrorist activity affecting business conditions; and 7) adverse weather and other natural conditions impacting our and customers’ operations. We do not undertake any obligation to update any forward-looking statements to reflect later events or circumstances.

Highlights (Unaudited)	Table 1

(dollars in thousands except per share amounts)

	Three Months Ended
Earnings Highlights and Performance Ratios	March 31, 2003	March 31, 2002[1]
Net Income	$29,801	$31,056
Basic Earnings Per Share	0.49	0.42
Diluted Earnings Per Share	0.47	0.41
Cash Dividends	11,562	13,177
Return on Average Assets	1.31%	1.21%
Return on Average Equity	12.42%	9.97%
Net Interest Margin	4.29%	3.92%
Efficiency Ratio	66.44%	61.81%
Efficiency Ratio excluding ITSRP and Restructuring Costs	60.98%	60.47%

Statement of Condition Highlights and Performance Ratios	March 31, 2003	March 31, 2002[1]
Total Assets	$9,410,210	$10,245,021
Net Loans	5,425,343	5,442,601
Total Deposits	6,987,331	6,543,781
Total Shareholders’ Equity	952,007	1,265,907
Book Value Per Common Share	$15.76	$17.24
Allowance / Loans Outstanding	2.52%	2.84%
Average Equity / Average Assets	10.53%	12.13%
Employees (FTE)	2,891	3,082
Branches and offices	91	104
Market Price Per Share of Common Stock for the Quarter Ended:
Closing	$30.80	$26.06
High	$31.50	$27.79
Low	$29.25	$23.79

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation.

ANALYSIS OF STATEMENT OF INCOME

Net Interest Income

Taxable-equivalent net interest income was $91.0 million for the first quarter of 2003, a decline of $3.9 million, or 4.1% from the comparable period in 2002. The decline in net interest income was mainly attributable to a lower interest rate environment and lower loan volume during 2003. The average prime rate for the quarter ended March 31, 2003 was 4.25% compared to 4.75% for the comparable quarter in the prior year. Average interest earning/yielding assets and liabilities declined 12.3% and 14.6%, respectively, in the first quarter of 2003 from the same quarter last year. The decrease in average balances was primarily due to utilization of excess liquidity for stock repurchases and debt repayments. The Company’s net interest margin was 4.29% for the quarter ended March 31, 2003, a 37 basis point increase from the comparable period a year ago. Presented in Table 2 are average balances, yields earned, and rates paid for the three months ended March 31, 2003, December 31, 2002 and March 31, 2002. An analysis of changes in interest income is presented in Table 3 for the three months ended March 31, 2003 compared to the same quarter last year.

Consolidated Average Balances and Interest Rates – Taxable Equivalent Basis (Unaudited)									Table 2

	Three Months Ended March 31, 2003			Three Months Ended[1] December 31, 2002			Three Months Ended[1] March 31, 2002
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Interest Bearing Deposits	$253.8	$1.3	2.09%	$796.6	$3.6	1.78%	$1,154.7	$5.0	1.77%
Funds Sold	250.5	0.8	1.22	234.5	0.8	1.42	237.3	1.0	1.69
Investment Securities
– Held-to-Maturity	202.0	2.3	4.61	253.8	3.2	4.98	368.7	5.2	5.66
– Available for Sale	2,268.1	22.5	3.96	2,273.3	24.1	4.24	1,939.1	27.2	5.61
Loans Held for Sale	10.1	0.1	5.16	38.9	0.6	5.88	340.9	5.7	6.66
Net Loans and Lease Financing
Domestic
– Commercial and Industrial	871.7	10.7	4.96	867.7	11.4	5.20	1,150.9	14.5	5.11
– Construction	115.4	1.4	5.08	131.5	1.8	5.30	169.8	2.2	5.20
– Commercial Mortgage	597.8	9.0	6.14	610.5	9.9	6.40	625.9	10.5	6.77
– Residential Mortgage	2,249.0	37.7	6.70	2,212.6	38.5	6.97	2,394.0	42.8	7.15
– Installment	501.9	12.6	10.21	443.3	11.5	10.38	390.6	11.0	11.46
– Home Equity	434.5	5.7	5.28	422.2	5.9	5.50	347.9	5.3	6.22
– Purchased Home Equity	180.2	2.6	5.78	10.1	—	—	—	—	—
– Lease Financing	495.6	5.9	4.81	498.5	6.3	5.03	492.0	6.6	5.46

Total Domestic Loans	5,446.1	85.6	6.33	5,196.4	85.3	6.54	5,571.1	92.9	6.72
Foreign	14.7	—	—	14.0	—	—	14.3	0.1	1.71

Total Loans	5,460.8	85.6	6.32	5,210.4	85.3	6.52	5,585.4	93.0	6.71
Other	74.6	1.2	6.47	78.7	1.3	6.62	88.4	1.3	6.12

Total Earning Assets	8,519.9	113.8	5.38	8,886.2	118.9	5.33	9,714.5	138.4	5.73
Cash and Non-interest Bearing Deposits	331.6			305.2			304.0
Other Assets	391.5			363.4			398.3

Total Assets	$9,243.0			$9,554.8			$10,416.8

Interest Bearing Liabilities
Interest Bearing Deposits
Domestic Deposits
– Demand	$1,149.2	0.7	0.26	$1,099.9	1.1	0.38	$926.4	1.0	0.45
– Savings	2,608.2	4.6	0.71	2,468.2	6.4	1.03	2,045.5	7.2	1.43
– Time	1,443.3	9.1	2.55	1,501.1	10.1	2.66	1,891.0	14.8	3.17

Total Domestic Deposits	5,200.7	14.4	1.12	5,069.2	17.6	1.37	4,862.9	23.0	1.92
Foreign Deposits
– Time Due to Banks	1.0	—	—	2.9	—	—	118.7	0.6	2.09
– Other Time and Savings	30.5	0.1	1.23	39.4	0.1	1.38	83.9	0.4	1.70

Total Foreign Deposits	31.5	0.1	1.11	42.3	0.1	1.29	202.6	1.0	1.93

Total Interest Bearing Deposits	5,232.2	14.5	1.12	5,111.5	17.7	1.37	5,065.5	24.0	1.92
Short-Term Borrowings	649.8	2.5	1.54	1,053.5	5.1	1.90	1,738.8	11.2	2.61
Long-Term Debt	390.4	5.8	6.09	389.9	5.9	6.05	538.2	8.3	6.27

Total Interest Bearing Liabilities	6,272.4	22.8	1.47	6,554.9	28.7	1.73	7,342.5	43.5	2.40

Net Interest Income		$91.0			$90.2			$94.9

Interest Rate Spread			3.91%			3.60%			3.33%
Net Interest Margin			4.29%			4.05%			3.92%
Non-Interest Bearing Demand Deposits (Domestic)	1,636.8			1,601.0			1,508.9
Other Liabilities	360.7			329.3			301.9
Shareholders’ Equity	973.1			1,069.6			1,263.5

Total Liabilities and Shareholders’ Equity	$9,243.0			$9,554.8			$10,416.8

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation.

Analysis of Change in Net Interest Income – Tax Equivalent Basis (Unaudited)	Table 3

	Three Months Ended March 31, 2003 Compared to March 31, 2002[2]
(dollars in millions)	Volume[1]	Rate[1]	Total
Change in Interest Income:
Interest Bearing Deposits	$(4.5)	$0.8	$(3.7)
Funds Sold	0.1	(0.3)	(0.2)
Investment Securities:
Held-to-Maturity	(2.1)	(0.8)	(2.9)
Available for Sale	4.1	(8.8)	(4.7)
Loans Held for Sale	(4.5)	(1.1)	(5.6)
Net Loans and Lease Financing
Domestic
Commercial and Industrial	(3.4)	(0.4)	(3.8)
Construction	(0.7)	(0.1)	(0.8)
Commercial Mortgage	(0.5)	(1.0)	(1.5)
Residential Mortgage	(2.5)	(2.6)	(5.1)
Installment	2.9	(1.3)	1.6
Home Equity	1.3	(0.9)	0.4
Purchased Home Equity	2.6	—	2.6
Lease Financing	0.1	(0.8)	(0.7)

Total Domestic	(0.2)	(7.1)	(7.3)
Foreign	(0.1)	0.0	(0.1)

Total Loans	(0.3)	(7.1)	(7.4)
Other	(0.2)	0.1	(0.1)

Total Change in Interest Income	(7.4)	(17.2)	(24.6)

Change in Interest Expense:
Interest Bearing Deposits
Domestic
Demand Deposits	0.2	(0.5)	(0.3)
Savings Deposits	1.6	(4.2)	(2.6)
Time Deposits	(3.1)	(2.6)	(5.7)

Total Domestic	(1.3)	(7.3)	(8.6)
Foreign Deposits	(0.6)	(0.3)	(0.9)

Total Interest Bearing Deposits	(1.9)	(7.6)	(9.5)
Short-Term Borrowings	(5.3)	(3.4)	(8.7)
Long-Term Debt	(2.3)	(0.2)	(2.5)

Total Change in Interest Expense	(9.5)	(11.2)	(20.7)

Change in Net Interest Income	$2.1	$(6.0)	$(3.9)

[1]	The changes for each category of interest income and expense are divided between the portion of changes attributable to the variance in volume or rate for that category.
[2]	Certain 2002 information has been reclassified to conform to 2003 presentation.

Provision for Loan and Lease Losses

Consistent with the previous two quarters, no Provision for Loan and Lease Losses (the “Provision”) was recorded for the three months ended March 31, 2003. This resulted in a reduction in the Allowance for Loan and Lease Losses (the “Allowance”) equal to the amount of net charge-offs of $2.8 million. The Provision in the first quarter 2002 was equal to net charge-offs of $8.3 million. For further information on Credit Quality, refer to the section on “Corporate Risk Profile”.

Non-Interest Income

Non-interest income was $44.8 million for the three months ended March 31, 2003, compared to $53.0 million for the comparable period in 2002.

The decline in trust and asset management income in the first quarter of 2003 of 11.0% from the same quarter of 2002 was primarily attributable to reduced fees resulting from declines in values of assets under administration.

Mortgage banking income decreased by 96.4% from the first quarter of 2002. The significant decrease was due to a reduction in gains on sales of mortgage loans resulting from the decision at the end of 2002 to hold the majority of first quarter 2003 mortgage originations in the portfolio rather than selling them in the secondary market. Additionally, mortgage banking income in the first quarter of 2002 included $4.4 million of recoveries in loan values following a market value adjustment at December 31, 2001.

Service charges on deposit accounts increased by 6.4% in the first quarter of 2003 compared to the same period last year mainly due to increased fees charged as a result of the lower interest rate environment and a larger account base as the result of deposit promotion programs.

Insurance income increased 14.7% from the same quarter of 2002 primarily due to an increase in contingent commission income.

Other operating income for the first quarter of 2003 declined 14.8% from the first quarter of 2002 primarily due to decreased annuity income, lease income and retail brokerage commissions.

Non-Interest Expense

Non-interest expense for the first quarter of 2003 was $90.2 million including $7.4 million in systems replacement costs. Non-interest expense for the first quarter of 2002 included net restructuring costs of $2.0 million. Excluding these items, non-interest expense was $82.8 million in the first quarter of 2003, a decrease of $6.7 million from the same quarter last year. Refer to Note 2 to the Consolidated Financial Statements for additional information on the systems replacement project.

Salaries and employee benefits expense decreased 7.0% in the first quarter of 2003 compared to the comparable period in 2002 mainly due to a 6.2% decrease in the number of employees.

Other operating expense decreased in the first quarter of 2003 from the same quarter in 2002 primarily due to a decline in other professional services and legal fees.

BALANCE SHEET ANALYSIS

Short-Term Interest Earning Assets

Short-term interest-earning assets, including interest-bearing deposits, securities purchased under agreements to resell and funds sold, totaled $332.1 million at March 31, 2003, compared to $745.0 million and $1.5 billion at December 31, 2002 and March 31, 2002, respectively. The decreases were mainly due to the redeployment of funds to purchase available for sale securities and to repurchase the Company’s stock.

Investments

The Company’s investment portfolio is managed in an effort to meet strategic asset/liability objectives, to provide both interest income and balance sheet liquidity and to collateralize customer deposits. Available-for-sale securities at March 31, 2003 were $2.5 billion, compared to $2.3 billion at December 31, 2002, and $2.0 billion at March 31, 2002. The 9.2% increase from year-end 2002 is attributable to the investment of excess liquidity. Securities held to maturity were $175.6 million at March 31, 2003, declining from $229.7 million at December 31, 2002 and $344.7 million at March 31, 2002. The decrease in held to maturity securities was largely due to maturities. At March 31, 2003 and December 31, 2002 investment securities with a book value of $1.1 billion and $2.1 billion, respectively, were pledged as collateral for repurchase agreements.

Loans Held for Sale

Loans held for sale, primarily residential mortgage loans, totaled $47.3 million at March 31, 2003, compared to $40.1 million at December 31, 2002, an increase of $7.2 million, and $99.8 million at March 31, 2002, a decrease of $52.5 million.

Loans

As of March 31, 2003, loans outstanding, excluding loans held for sale, increased to $5.6 billion from $5.4 billion at year-end 2002 and remained flat from March 31, 2002. The increase from December 31, 2002 was attributable to the increases in residential and commercial mortgages. Compared to March 31, 2002, the mix of loans has changed as the Company increased consumer loans and decreased commercial loans, including large borrower exposures.

Table 4 presents the composition of the loan portfolio by major loan categories and Table 5 presents the composition of consumer loans by geographic area.

Loan Portfolio Balances (Unaudited)	Table 4

(dollars in millions)	March 31, 2003	December 31, 2002	March 31, 2002[1]
Domestic Loans
Commercial
Commercial and Industrial	$824.9	$875.0	$1,114.9
Commercial Mortgage	691.7	591.1	617.6
Construction	86.7	127.5	161.4
Lease Financing	430.4	427.3	436.1

Total Commercial	2,033.7	2,020.9	2,330.0
Consumer
Residential Mortgage	2,305.3	2,131.4	2,409.4
Home Equity	439.1	428.2	369.8
Purchased Home Equity	170.9	185.8	—
Other Consumer	518.5	493.3	389.5
Lease Financing	33.8	34.5	37.9

Total Consumer	3,467.6	3,273.2	3,206.6

Total Domestic	5,501.3	5,294.1	5,536.6

Foreign	64.1	64.9	65.0

Total Loans	$5,565.4	$5,359.0	$5,601.6

1 Certain 2002 information has been reclassified to conform to 2003 presentation.

Consumer Loans by Geographic Area	Table 5

(dollars in millions)	March 31, 2003	December 31, 2002	March 31, 2002[1]
Hawaii
Residential Mortgage	$2,100.0	$1,921.4	$2,200.3
Home Equity	429.7	419.2	360.6
Other Consumer	442.3	448.2	298.6
Guam
Residential Mortgage	200.5	202.9	205.1
Home Equity	9.4	9.0	9.2
Other Consumer	44.1	42.8	54.1
U.S. Mainland
Purchased Home Equity	170.9	185.8	—
Other Pacific Islands
Residential Mortgage	4.8	7.1	4.0
Other Consumer	65.9	36.8	74.7

Total	$3,467.6	$3,273.2	$3,206.6

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation.

Mortgage Servicing Rights

As of March 31, 2003, the Company’s portfolio of residential loans serviced for third parties totaled $3.5 billion, a $0.4 billion and $0.5 billion decrease from December 31, 2002 and March 31, 2002, respectively. The carrying value of mortgage servicing rights amounted to $25.8 million at March 31, 2003, a $3.0 million and $4.7 million decrease from December 31, 2002 and March 31, 2002, respectively. The Company did not incur an impairment charge related to mortgage servicing rights in the first quarter of 2003. The prepayment speed of Hawaii mortgages continues to be less than national speeds.

Deposits

As of March 31, 2003, deposits totaled $7.0 billion, a $0.1 billion increase from December 31, 2002 and a $0.4 billion increase from March 31, 2002. During the first quarter of 2003, the Company continued to experience growth in demand and savings deposits while continuing to manage its higher cost time deposits.

Borrowings

Short-term borrowings, including funds purchased, securities sold under agreements to repurchase commercial paper, and other short-term borrowings, totaled $0.7 billion at March 31, 2003, $0.8 billion at December 31, 2002 and $1.6 billion at March 31, 2002. The decline in short-term borrowings reflected the lower funding needs of the Company. Long-term debt at March 31, 2003 declined from December 31, 2002 and March 31, 2002 due to repayments and repurchases.

Shareholders’ Equity

The Company’s capital position remains strong. The 6.3% net reduction in capital from December 31, 2002 is attributable to the Company’s common stock repurchase programs offset by earnings for the first quarter of 2003. A further discussion of the Company’s capital is included in the Corporate Risk Profile section of this report.

BUSINESS SEGMENTS

The Company’s business segments are defined as Retail Banking, Commercial Banking, Investment Services Group, and Treasury and Other Corporate. Business segment results are determined based on the Company’s internal financial management reporting process and organizational structure. This process uses various techniques to assign balance sheet and income statement amounts to business segments, including allocations of overhead, the Provision and capital. This process is dynamic and requires certain allocations based on judgment and subjective factors. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to accounting principles generally accepted in the United States. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution.

The business segments are primarily managed with a focus on performance measures, including risk adjusted return on capital (“RAROC”) and net income after capital charge (“NIACC”). RAROC is the ratio of net income to risk-adjusted equity. Equity is allocated to each business segment based on an assessment of its inherent risk. NIACC is net income available to common shareholders less a charge for allocated capital. The cost of capital is determined by multiplying management’s estimate of the shareholder’s minimum required rate of return on capital invested (11% for 2003 and 12% for 2002) by the segment’s allocated equity. The Company assumes a cost of capital that is equal to the long-term government bond rate plus an additional level of return for the average risk premium of an equity investment adjusted for the Company’s market risk. The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company’s overall asset and liability management activities on a proportionate basis. The basis for the allocation of net interest income is a function of management decisions and assumptions which are subject to change based on changes in current interest rate and market conditions. The Provision charged to the Treasury and Other Corporate segment represents changes in the level of the Allowance. The Provision recorded in the Retail Banking, Commercial Banking, and Investment Services Group segments represents actual net charge-offs of these segments.

The financial results for the three months ended March 31, 2003 and 2002 are discussed below and are presented in Table 6. Segment information for 2002 has been reclassified to conform to the 2003 presentation.

Retail Banking

The Company’s Retail Banking segment offers financial products and services to consumers and small businesses. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans. Deposit products include checking, savings and time deposit accounts. The Retail Banking segment also provides merchant services to its small business customers. Products and services from the Retail Banking segment are delivered to customers through 74 Hawaii branch locations and the largest network of bank ATM’s in the State of Hawaii, e-bankoh (on-line banking service) and 24-hour telephone banking service.

Allocated net income for the Retail Banking segment increased by $3.0 million, or 18.6%, for the first quarter of 2003 compared to the first quarter of 2002. The Retail Banking segment’s NIACC increased by $2.1 million to $12.3 million for the first quarter of 2003. RAROC increased from 32% for the first quarter of 2002 to 36% for the first quarter of 2003. The improvement in these financial measures was primarily due to an increase in net interest income and decreases in non-interest expense and the Provision, partially offset by lower non-interest income. The increase in net interest income was primarily due to the lower interest rate environment in the first quarter of 2003 as compared to the first quarter of 2002, which resulted in a reduction of interest expense on deposit accounts. Also contributing to the increase in net interest income was the interest income earned on the home equity portfolio that was purchased in December 2002. Non-interest expense decreased by $5.5 million, or 11.8%, for the first quarter of 2003 compared to the first quarter of 2002, primarily due to reductions in technology spending, incentive compensation and lower marketing costs. The reduction in the Provision for the first quarter of 2003 as compared to the first quarter of 2002 reflects enhanced credit management and collections in the consumer portfolio. The decrease in non-interest income for the Retail Banking segment was primarily due to lower mortgage banking income, as a result of lower gains on sale and reduced net servicing income.

Commercial Banking

The Commercial Banking segment offers products including corporate banking and commercial real estate loans, lease financing, auto dealer financing, deposit and cash management products, and property and casualty insurance products. Lending, deposit and cash management services are offered to middle-market and large companies in Hawaii. Commercial real estate mortgages are focused on customers that include investors, developers and builders primarily domiciled in Hawaii. Lease financing targets commercial leasing transactions ranging between $5 million and $15 million. The Commercial Banking unit also serves customers through its 15 branches in the Pacific Islands and a representative office in Tokyo.

The Commercial Banking segment’s allocated net income increased by $4.6 million or 56.8% in the first quarter of 2003 compared to the first quarter of 2002. NIACC increased by $4.1 million and RAROC increased from 15% in the first quarter 2002 to 24% in the first quarter of 2003. The improvement in these financial measures is a result of an increase in net interest income along with decreases in the Provision and non-interest expense. The increase in net-interest income was driven by lower interest expense on deposits, partially offset by the decline in total loan and lease income due to lower volume. The decline in the Provision is a result of improved credit quality of the loan portfolios from first quarter 2002 to first quarter of 2003. Total non-interest expense declined by $2.4 million, or 9.7%, in the first quarter of 2003 as compared to the first quarter of 2002. The decrease in non-interest expense is a result of reduction in staffing levels as well as decreases in other direct expenses.

Investment Services Group

The Investment Services Group includes private banking, trust services, asset management, institutional investment advice, and retail brokerage. A significant portion of this segment’s income is derived from fees, which are generally based on the market values of assets under management. The private banking and personal trust group assists individuals and families in building and preserving their wealth by providing investment, credit, and trust expertise to high-net-worth individuals. The asset management group manages portfolios and creates investment products. Institutional sales and service offers investment advice to corporations, government entities, and foundations. Also included in the group is Bankoh Investment Services, Inc. a full service brokerage offering equities, mutual funds, and annuities.

Allocated net income for the Investment Services Group decreased by $0.8 million or 26.5% in first quarter of 2003 compared to first quarter of 2002. The Investment Services Group’s NIACC decreased by $0.8 million to $0.6 million in first quarter of 2003 and RAROC decreased from 22% in the first quarter of 2002 to 16% in the first quarter of 2003. The decline in these financial measures was primarily due to a decrease in non-interest income, partially offset by an increase in net interest income. Net interest income increased $1.0 million, due to lower interest expense on deposits. Non-interest income declined $2.1 million from first quarter of 2002 to first quarter of 2003. This reduction was primarily due to the decrease in trust and asset management fee income as a result of declines in the market value of assets under management. The decrease in non-interest expense is primarily due to lower staffing levels.

Treasury and Other Corporate

The primary income earning component of this segment is Treasury, which consists of corporate asset and liability management activities including interest rate risk management and foreign exchange business. This segment’s assets and liabilities (and related net interest income) consist of interest bearing deposits, investment securities, federal funds sold and purchased, government deposits, and short and long-term borrowings. The primary source of foreign exchange income relates to customer driven currency requests from merchants and island visitors. The net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with eliminations of inter-company transactions.

This segment also includes divisions that provide a wide-range of support (Technology and Operations, Human Resources, Finance and Legal, and Risk Management) to the other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process. This segment also includes the expenses related directly to the systems replacement project. Direct systems replacement project expenses are not allocated to the Retail, Commercial and Investment Services Group segments.

Allocated net income for Treasury and Other Corporate decreased by $8.1 million in the first quarter of 2003 as compared to the first quarter of 2002. NIACC decreased $3.3 million to $(19.6) million from the first quarter of 2002 to the first quarter of 2003. The decrease in these measures was due to the decrease in net interest income and the recognition of the systems replacement project expenses during the first quarter of 2003. The decrease in allocated net income was partially offset by a negative Provision in the first quarter of 2003, the result of reducing the Allowance. Net interest income decreased mostly due to lower yields on the investment portfolio and short-term investments. The lower capital charge from the first quarter of 2002 to the first quarter of 2003 is due to the reduction of the Company’s excess capital and related charge for this excess capital, as a result of the continuing share repurchase activity.

Business Segment Selected Financial Information (Unaudited)	Table 6

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services Group	Treasury and Other Corporate	Consolidated Total
Three Months Ended March 31, 2003
Net Interest Income	$54,988	$36,383	$3,970	$(4,341)	$91,000
Provision for Loan and Lease Losses	(848)	(2,151)	—	2,999	—

Net Interest Income After Provision for Loan and Lease Losses	54,140	34,232	3,970	(1,342)	91,000
Non-Interest Income	17,364	8,415	15,680	3,294	44,753

	71,504	42,647	19,650	1,952	135,753
Information Technology Systems Replacement Project	(583)	(23)	(244)	(6,567)	(7,417)
Non-Interest Expense	(40,846)	(22,541)	(15,904)	(3,492)	(82,783)

Income Before Income Taxes	30,075	20,083	3,502	(8,107)	45,553
Provision for Income Taxes	(11,128)	(7,334)	(1,296)	4,006	(15,752)

Allocated Net Income (Loss)	18,947	12,749	2,206	(4,101)	29,801

Allowance Funding Value	(152)	(1,141)	(10)	1,303	—
GAAP Provision	848	2,151	—	(2,999)	—
Economic Provision	(2,708)	(3,058)	(132)	(6)	(5,904)
Tax Effect of Adjustments	744	758	53	629	2,184
Capital Charge	(5,403)	(5,367)	(1,517)	(14,464)	(26,751)

Net Income (Loss) After Capital Charge (NIACC)	$12,276	$6,092	$600	$(19,638)	$(670)

RAROC (ROE for the Company)	36%	24%	16%	(4)%	12%

Total Assets at March 31, 2003	$3,471,677	$2,242,681	$145,925	$3,549,927	$9,410,210

Three Months Ended March 31, 2002
Net Interest Income	$49,556	$35,630	$3,001	$6,708	$94,895
Provision for Loan and Lease Losses	(1,942)	(6,510)	—	160	(8,292)

Net Interest Income After Provision for Loan and Lease Losses	47,614	29,120	3,001	6,868	86,603
Non-Interest Income	24,052	8,621	17,824	2,528	53,025

	71,666	37,741	20,825	9,396	139,628
Restructuring and Other Related Costs	—	—	—	(1,979)	(1,979)
Non-Interest Expense	(46,314)	(24,955)	(16,061)	(2,114)	(89,444)

Income Before Income Taxes	25,352	12,786	4,764	5,303	48,205
Provision for Income Taxes	(9,380)	(4,655)	(1,763)	(1,351)	(17,149)

Allocated Net Income	15,972	8,131	3,001	3,952	31,056

Allowance Funding Value	(267)	(1,551)	(7)	1,825	—
GAAP Provision	1,942	6,510	—	(160)	8,292
Economic Provision	(2,504)	(4,239)	(127)	(1)	(6,871)
Tax Effect of Adjustments	307	(266)	50	(617)	(526)
Capital Charge	(5,323)	(6,559)	(1,501)	(21,366)	(34,749)

Net Income (Loss) After Capital Charge (NIACC)	$10,127	$2,026	$1,416	$(16,367)	$(2,798)

RAROC (ROE for the Company)	32%	15%	22%	24%	10%

Total Assets at March 31, 2002	$3,243,345	$2,598,482	$113,914	$4,289,280	$10,245,021

FOREIGN OPERATIONS

The countries in which the Company maintains its largest exposure on a cross-border basis include the United Kingdom, Japan, Netherlands, and Australia. Table 7 presents as of March 31, 2003, December 31, 2002, and March 31, 2002, a geographic distribution of the Company’s cross-border assets for selected countries:

Geographic Distribution of Cross-Border International Assets (Unaudited)[1]	Table 7

(dollars in millions)
Country	March 31, 2003	December 31, 2002[2]	March 31, 2002[2]
Australia	$36.8	$63.2	$177.4
Canada	33.0	31.9	215.6
France	8.3	34.2	78.7
Germany	26.0	100.6	46.4
Japan	53.5	56.4	63.2
Netherlands	38.1	98.0	197.0
Singapore	—	100.1	83.9
Switzerland	0.3	0.2	99.3
United Kingdom	60.8	170.5	326.3
All Others	28.1	17.8	208.3

	$284.9	$672.9	$1,496.1

[1]	Cross-border outstandings are defined as foreign monetary assets that are payable to the Company in U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies. Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments and other monetary assets.

[2]	Certain 2002 information has been reclassified to conform to 2003 presentation.

Because the U.S. dollar is used in the Pacific Island division locations (Guam and American Samoa, which are U.S. territories, and other nearby islands), these operations are not considered foreign for financial reporting purposes.

CORPORATE RISK PROFILE

Credit Risk

Credit Risk is defined as the risk that borrowers or counterparties will not be able to repay their obligations to the Company. Credit exposures reflect legally binding commitments for loans, leases, banker’s acceptances, financial and standby letters of credit, and overnight overdrafts.

The Company’s asset quality continued to improve as evidenced by lower levels of internally criticized loans and non-performing assets, and a positive trend in the level of net charge-offs. The Company’s lower risk position relative to a year ago in the corporate portfolio reflects the execution of portfolio strategy to shift to lower risk industries as well as reduce large borrower concentrations, syndicated national credits, and exposure to the telecommunications industry. Management continues to monitor the portfolio in an effort to identify and disengage from any deteriorating credits as early as possible. In the Hawaii commercial portfolio, overall risk has been generally stable primarily due to the resiliency of the Hawaii economy. In the retail portfolios, enhanced credit management and collections have also produced lower net charge-off rates.

Although the Company’s credit risk profile continues to improve overall, two components, airline/aircraft and Guam, continue to carry higher risk characteristics. Information about these components is summarized in Table 8.

Risk in the airline industry continues to remain high as the industry struggles with elevated cost structures, rising fuel costs, reduced travel, an uncertain geopolitical environment, and the possible need for U.S. government financial assistance. The risk of additional airline bankruptcies may place further downward pressure on aircraft values and lease rents. The increase in exposure to regional passenger carriers reflects a non-aircraft cash secured transaction.

In the Guam portfolio, which is materially dependent on tourism and military spending, economic stress continues which has been further complicated by both geopolitical uncertainties and a recent super typhoon. Already low Japan tourism has been further reduced.

The Guam hotel portfolio had $42.8 million in exposure at March 31, 2003, of which $31.2 million or 73% of that exposure was guaranteed by financial institutions or entities with limited exposure to tourism.

The largest syndicated loan outstanding is $27.3 million to a prominent Hawaii based hotel operator while the second largest is $26.8 million to a Hawaii shopping center operator. The 10 largest syndicated loans outstanding total $178 million centered in real estate, hospitality, and gaming. As of March 31, 2003, only one unfunded syndicated commitment, which had $6.1 million in exposure (less than 1% of total syndicated commitments), was internally classified.

Concentration of credit risk to certain industries and the amount of syndicated loan exposure are summarized in Table 8.

Selected Concentrations of Credit Exposure (Unaudited)	Table 8

	March 31, 2003			Dec. 31, 2002	Mar. 31, 2002
(dollars in millions)	Outstanding	Unused Commitments	Total Exposure[1]	Total Exposure	Total Exposure
Air Transportation
Regional Passenger Carriers	$46.4	$12.3	$58.7	$57.3	$59.8
United States Based Passenger Carriers	39.7	—	39.7	39.6	48.7
International Based Passenger Carriers	31.9	—	31.9	32.1	32.4
Cargo Carriers	14.7	—	14.7	15.0	14.8

Total Air Transportation	$132.7	$12.3	$145.0	$144.0	$155.7

Guam
Hotels	$42.8	$—	$42.8	$44.4	$42.8
Other Commercial	139.6	31.7	171.3	166.0	230.5
Consumer	254.0	9.9	263.9	257.4	283.2

Total Guam	$436.4	$41.6	$478.0	$467.8	$556.5

Syndicated Exposure	$319.4	$633.1	$952.5	$1,002.1	$1,352.2

[1]	Exposure includes loans, leveraged and operating leases.

Non-Performing Assets

Non-performing assets (“NPAs”) were $44.2 million at the end of the first quarter 2003, a decline of $10.2 million or 18.8% from the end of the fourth quarter 2002. Compared to the same quarter last year, non-performing assets declined $46.5 million, or 51.3%. At March 31, 2003, the ratio of non-performing assets to total loans plus foreclosed assets and non-performing loans held for sale was 0.79%, down from 1.01% at December 31, 2002 and 1.61% at March 31, 2002. New non-performing assets during the quarter totaled $4.8 million. Loans that were returned to accrual and loans that were sold more than offset the amount of loan that was placed on non-accrual.

NPAs in Guam were $22.6 million at March 31, 2003, a decline of $3.3 million from the December 31, 2002 primarily due to the return to accrual of a single borrower. As a percent of total NPAs, Guam loans represented 51.1%, an increase from 47.7% in the prior quarter. The increase was due to improvement in other portfolio segments.

Non-accrual loans were $35.1 million at March 31, 2003, down $9.9 million from $45.0 million at December 31, 2002 and $28.6 million, or 44.9% from $63.7 million at March 31, 2002. Non-accrual loans as a percentage of total loans were 0.63% at March 31, 2003, down from 0.84% at the end of the previous quarter and down from 1.14% at the end of the comparable quarter last year.

Foreclosed assets were $9.1 million at the end of the first quarter of 2003, a decrease of $0.3 million from $9.4 million in the prior quarter and a decrease of $10.1 million from $19.2 million for the same period last year. The decline from the prior year was due primarily to the sale of a large parcel of foreclosed real estate in the fourth quarter of 2002.

Impaired loans at March 31, 2003 of $35.0 million increased $6.9 million from $41.9 million at December 31, 2002. These loans had a related Allowance that totaled $3.2 million at March 31, 2003, an increase of $1.1 million from the prior quarter. Compared to March 31, 2002, impaired loans decreased $50.3 million or 59.0% from $85.3 million. Prior year impaired loans had a related Allowance of $14.6 million.

Accruing loans past due 90 days or more were $4.3 million at March 31, 2003, an increase of $2.5 million from $1.8 million at December 31, 2002 and were flat from the same period of 2002. Of the total increase, $1.3 million was from installment loans, including $0.9 million that was due to a temporary delay in payment collections, domiciled in the Micronesia branches that were closed in the fourth quarter of 2002. An additional $0.2 million reflects residential payment deferrals in Guam following the typhoon. These are expected to normalize going forward. The remainder of the increase is centered in residential real estate in Hawaii. Despite this increase in delinquencies, residential real estate net charge-off rates are at their lowest levels in recent history.

For further information on non-performing assets refer to Table 9.

Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More (Unaudited)	Table 9

(dollars in millions)	March 31, 2003	December 31, 2002	September 30, 2002[1]	June 30, 2002[1]	March 31, 2002[1]
Non-Performing Assets
Non-Accrual Loans
Commercial
Commercial and Industrial	$2.4	$5.9	$6.4	$14.4	$27.4
Commercial Mortgage	17.9	20.3	18.1	25.3	15.1
Construction	—	0.5	0.9	0.7	1.0
Lease Financing	3.2	4.1	5.7	6.9	4.4

Total Commercial	23.5	30.8	31.1	47.3	47.9
Consumer
Residential Mortgage	11.5	13.9	14.3	14.2	15.3
Home Equity	0.1	0.3	0.2	0.1	0.4
Other Consumer	—	—	0.1	—	0.1

Total Consumer	11.6	14.2	14.6	14.3	15.8

Total Non-Accrual Loans	35.1	45.0	45.7	61.6	63.7

Non-Accrual Loans Held for Sale	—	—	—	—	7.8
Foreclosed Real Estate	9.1	9.4	17.6	17.2	19.2

Total Non-Performing Assets	$44.2	$54.4	$63.3	$78.8	$90.7

Accruing Loans Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$0.2	$—	$—	$0.2
Commercial Mortgage	0.4	0.3	—	—	1.2

Total Commercial	0.4	0.5	—	—	1.4
Consumer
Residential Mortgage	1.6	0.6	1.4	0.9	2.1
Other Consumer	2.3	0.7	0.3	0.5	0.7
Lease Financing	—	—	—	0.1	0.1

Total Consumer	3.9	1.3	1.7	1.5	2.9

Total Accruing and Past Due	$4.3	$1.8	$1.7	$1.5	$4.3

Total Loans	$5,565.4	$5,359.0	$5,259.3	$5,409.2	$5,601.6

Ratio of Non-Accrual Loans to Total Loans	0.63%	0.84%	0.87%	1.14%	1.14%

Ratio of Non-Performing Assets to Total Loans, Foreclosed Real Estate and Non-Performing Loans Held for Sale	0.79%	1.01%	1.20%	1.45%	1.61%

Ratio of Non-Performing Assets and Accruing Loans Past Due 90 Days or More to Total Loans	0.87%	1.05%	1.24%	1.48%	1.70%

Quarter to Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$54.4	$63.3	$78.8	$90.7	$79.7
Additions	4.8	12.0	7.0	20.5	36.4
Reductions
Payments and Sales of Loans	(5.6)	(6.9)	(8.5)	(20.6)	(12.9)
Return to Accrual	(5.6)	(1.9)	(9.1)	(6.2)	(6.3)
Sales of Foreclosed Assets	(1.1)	(9.4)	(1.4)	(3.5)	(0.9)
Charge-offs	(2.7)	(2.7)	(3.5)	(2.1)	(5.3)

Total Reductions	(15.0)	(20.9)	(22.5)	(32.4)	(25.4)

Balance at End of Quarter	$44.2	$54.4	$63.3	$78.8	$90.7

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation.

Allowance for Loan and Lease Losses

The Company maintains an Allowance adequate to cover management’s estimate of probable incurred credit losses in its lending portfolios based on a comprehensive quarterly analysis of historical loss experience supplemented by judgmental expectations of portfolio performance and economic conditions as of a given balance sheet date.

The Allowance at March 31, 2003 of $140.0 million decreased from $142.9 million at December 31, 2002, and $159.0 million at March 31, 2002. The current quarter and year-over-year decreases reflected improvements in credit quality and the estimated impact of current economic conditions on portfolio performance. The ratio of Allowance to total loans was 2.52%, a decrease from 2.67% at December 31, 2002 and from 2.84% for the comparable period in 2002. A summary of the activity for the Allowance is presented in Table 10.

Net charge-offs for the first quarter of 2003 were $2.8 million or 0.21% of total average loans (annualized), compared to $8.3 million or 0.60% of total average loans (annualized) for the comparable period in 2002. This improvement reflects management’s execution of portfolio strategies in an effort to shift to lower risk industries, reduce large borrower concentrations and syndicated national credits, resiliency of the Hawaii economy, as well as enhanced credit management and collection process in the retail portfolios. First quarter 2003 charge-offs of $6.1 million were partially offset by recoveries of $3.3 million.

Consolidated Allowance for Loan and Lease Losses (Unaudited)	Table 10

	Three Months Ended[1]
(dollars in millions)	March 31, 2003	December 31, 2002	March 31, 2002
Balance at Beginning of Period	$142.9	$154.5	$159.0
Loans Charged-Off
Commercial
Commercial and Industrial	(1.6)	(2.0)	(7.3)
Construction	(0.5)	—	(0.5)
Lease Financing	—	(9.6)	—
Consumer
Residential Mortgage	(0.7)	(0.4)	(1.4)
Home Equity	(0.1)	(0.1)	(0.1)
Other Consumer	(3.1)	(2.8)	(3.7)
Lease Financing	(0.1)	(0.1)	(0.1)

Total Charge-Offs	(6.1)	(15.0)	(13.1)
Recoveries on Loans Previously Charged-Off
Commercial
Commercial and Industrial	0.6	1.4	0.7
Commercial Mortgage	—	0.1	1.8
Construction	0.9	0.2	—
Consumer
Residential Mortgage	0.2	0.3	0.3
Home Equity	0.1	—	0.1
Other Consumer	1.3	1.3	1.8
Lease Financing	0.1	0.1	—
Foreign	0.1	—	0.1

Total Recoveries	3.3	3.4	4.8

Net Loan Charge-Offs	(2.8)	(11.6)	(8.3)
Provision for Loan and Lease Losses	—	—	8.3

Balance at End of Period[2]	$140.0	$142.9	$159.0

Average Loans Outstanding	$5,460.8	$5,210.4	$5,585.4

Ratio of Net Charge-Offs to Average Loans Outstanding (annualized)	0.21%	0.88%	0.60%
Ratio of Allowance to Loans Outstanding	2.52%	2.67%	2.84%

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation.
[2]	Totals may not add due to rounding.

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

The Company’s trading activities include foreign currency and foreign exchange contracts that expose the Company to a minor degree of foreign currency risk. These transactions are executed on behalf of customers and for the Company’s own account. The remaining exposure from foreign currency trading positions during the first quarter of 2003 was immaterial.

The Company’s “other than trading” activities include normal business transactions that expose the Company’s balance sheet to interest rate risk.

Interest Rate Risk

The Company’s balance sheet is sensitive to changes in the general level of interest rates arising primarily from the Company’s normal business activities of making loans and taking deposits. Many other factors also affect the Company’s exposure to changes in interest rates, such as general economic and financial conditions, customer preferences, and historical pricing relationships and the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System.

Table 11 presents, as of March 31, 2003, December 31, 2002 and March 31, 2002, the estimate of the change in net interest income (the “NII”) that would result from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for NII. The 200 basis point increase would equate to a $4.6 million increase in NII per quarter. The Company’s balance sheet continues to be asset-sensitive. The resulting estimated NII exposure is within the guidelines approved by the Company’s Asset Liability Management Committee.

Market Risk Exposure to Interest Rate Changes (Unaudited)	Table 11

	March 31, 2003		December 31, 2002		March 31, 2002
	Interest Rate Change (in basis points)		Interest Rate Change (in basis points)		Interest Rate Change (in basis points)
	-200	+200	-200	+200	-200	+200
Estimated Exposure as a Percent of Net Interest Income	(2.8)%	5.1%	(3.8)%	7.7%	(3.3)%	4.8%

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

The Bank is a member of the Federal Home Loan Bank of Seattle (FHLB), which is a source of short and long-term funding. Outstanding borrowings from the FHLB were $26.5 million at March 31, 2003, compared to $42.5 million at December 31, 2002 and $91.5 million at March 31, 2002. In April 2003, the Bank entered into a commitment to borrow an additional $50.0 million during the second quarter of 2003 which will be used to replace other scheduled debt maturities. This borrowing will be for a 7 year term and will bear a 4% rate of interest.

Additionally, Bank of Hawaii maintains a $1 billion senior and subordinated bank note program. Under this facility, Bank of Hawaii may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. Subordinated notes outstanding under this bank note program totaled $125.0 million at March 31, 2003, December 31, 2002 and March 31, 2002.

Capital Management

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies. The Company’s objective is to hold sufficient capital on a regulatory basis to exceed the minimum guidelines of a “well-capitalized” financial institution while over the long term optimize shareholder value, support asset growth, reflect risks inherent in its markets, provide protection against unforeseen losses and comply with regulatory requirements.

At March 31, 2003, the Company’s shareholders’ equity totaled $952.0 million, a 6.3% net decrease from December 31, 2002. The decrease in shareholders’ equity during the first three months of 2003 was primarily attributable to the Company’s repurchase of its common stock under the repurchase programs, offset by earnings for the first quarter of 2003.

During the first quarter of 2003, 2.9 million shares were repurchased at an average cost of $30.22 per share, totaling $86.3 million. As of March 31, 2003, the Company repurchased a total of 23.0 million shares under all share repurchase programs, totaling $614.2 million. Subsequent to March 31, 2003, 140.4 thousand shares where repurchased at an average cost of $31.87 per share for a total of $4.5 million through April 25, 2003, resulting in remaining buyback authority under the existing repurchase programs of $181.3 million.

The Company’s regulatory capital ratios at March 31, 2003 exceeded the minimum threshold levels established by federal bank regulators to qualify an institution as well-capitalized, which are as follows: Tier 1 Capital – 6%; Total Capital – 10%; and Leverage – 5%. The Company’s regulatory capital ratios are shown on Table 12, along with the activities and balances in the Company’s capital accounts. During the quarter, the Company’s capital ratios and liquidity remained strong.

Regulatory Capital and Ratios (Unaudited)	Table 12

	Three Months Ended	Year Ended	Three Months Ended
(dollars in millions)	March 31, 2003	December 31, 2002	March 31, 2002
Regulatory Capital
Shareholders’ Equity	$952.0	$1,015.8	$1,265.9
Add: 8.25% Capital Securities of Bancorp
Hawaii Capital Trust I	31.4	31.4	94.6
Less: Goodwill	36.2	36.2	26.7
Unrealized Valuation and Other Adjustments	23.8	27.2	21.0

Tier I Capital	923.4	983.8	1,312.8
Allowable Reserve for Loan Losses	76.4	75.0	79.1
Subordinated Debt	124.8	124.7	148.4

Total Capital	$1,124.6	$1,183.5	$1,540.3

Risk Weighted Assets	$6,048.3	$5,929.6	$6,244.2

Key Capital Ratios
Average Equity/Average Assets Ratio	10.53%	11.88%	12.13%
Tier I Capital Ratio	15.27%	16.59%	21.18%
Total Capital Ratio	18.59%	19.96%	24.84%
Leverage Ratio	10.03%	10.34%	12.64%

Economic Outlook

The Hawaii economy remained relatively strong during the first quarter of 2003 and is forecast to remain healthy during the remainder of the year. The construction and real estate investment sectors continue to lead the Hawaii economy. Tourism, as measured by passenger arrivals, was up 4.1 percent in the first quarter of 2003 compared to the same quarter last year. The recent conflict in Iraq had minimal effects on Hawaii tourism. Unemployment in Hawaii declined to 3.0 percent during the quarter, about half the national unemployment level. Job growth in the state is projected to be approximately 2.0 percent for 2003 and real income is forecast to grow about 3.0 percent. Inflation expectations remain relatively low at 1.5 percent.

Earnings Outlook

The Company’s previously published earnings guidance of $131 million in net income for the full year of 2003 remains unchanged. The efficiency ratio is expected to improve to 58% by the end of 2003. Based on current conditions, the Company does not expect to record a provision for loan losses in 2003. However, the actual amount of the provision for loan losses will depend on determinations of credit risk that will be made near the end of each quarter. In the second quarter of 2003, net income is expected to approximate that of the first quarter. Net interest income is expected to increase slightly, as is non-interest income due to the sale of mortgage loan originations. Systems replacement costs and other expenses will likely increase in the second quarter and then decline in the second half of 2003. System replacement costs are expected to be $10.2 million in the second quarter. Share repurchases are expected to continue to be made in a disciplined manner; however, second quarter 2003 repurchases may be less than those in the first quarter. Earnings per share and return on equity projections continue to be dependent upon the terms and timing of share repurchases.

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

Part II. – Other Information

Items 1 to 3 and Item 5 omitted pursuant to instructions.

Item 4 – Submission of Matters to a Vote of Shareholders

At the annual shareholders meeting held on April 25, 2003, the following matters were submitted to a vote of the shareholders.

a.	Election of Directors – Three directors whose terms in office were expiring were elected to the Board of Directors as follows:

Clinton R. Churchill

Votes cast for:	51,617,116
Votes cast against:	0
Votes withheld:	422,245

David A. Heenan

Votes cast for:	50,982,890
Votes cast against:	0
Votes withheld:	1,056,471

Michael E. O’Neill

Votes cast for:	51,416,774
Votes cast against:	0
Votes withheld:	622,587

b.	Election of an Independent Auditor-Ernst & Young, LLP

Votes cast for:	49,561,697
Votes cast against:	2,366,854
Votes abstained:	110,811

Item 6 – Exhibits and Reports on Form 8-K

a.	Exhibit Index

Exhibit Number

12	Statement Regarding Computation of Ratios

99	Certification

b.	The following report on Form 8-K was filed during the quarter ended March 31, 2003:

Current Report on Form 8-K dated January 27, 2003 and filed January 28, 2003 Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	April 29, 2003	BANK OF HAWAII CORPORATION

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

/s/ ALLAN R. LANDON
Allan R. Landon Vice Chairman, Treasurer and Chief Financial Officer