Form 10-Q
period 2003-06-30
BANK OF HAWAII CORP
filed 2003-07-30
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(IRS Employer Identification No.)

130 Merchant Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $.01 Par Value; outstanding at July 25, 2003—58,674,381 shares

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share amounts)	2003	2002	2003	2002
Interest Income
Interest and Fees on Loans and Leases	$85,954	$92,441	$171,727	$191,086
Income on Investment Securities—Held to Maturity	3,083	4,544	5,366	9,689
Income on Investment Securities—Available for Sale	19,815	26,805	42,278	53,998
Deposits	1,161	6,011	2,468	11,058
Funds Sold and Security Resale Agreements	822	752	1,586	1,755
Other	1,016	1,395	2,205	2,727

Total Interest Income	111,851	131,948	225,630	270,313
Interest Expense
Deposits	13,309	22,166	27,756	46,144
Security Repurchase Agreements	2,391	8,256	4,633	18,549
Funds Purchased	219	245	424	476
Short-Term Borrowings	25	289	49	938
Long-Term Debt	5,422	8,055	11,283	16,374

Total Interest Expense	21,366	39,011	44,145	82,481

Net Interest Income	90,485	92,937	181,485	187,832
Provision for Loan and Lease Losses	—	3,324	—	11,616

Net Interest Income After Provision for Loan and Lease Losses	90,485	89,613	181,485	176,216
Non-Interest Income
Trust and Asset Management	12,545	14,175	25,726	28,993
Mortgage Banking	6,061	2,842	6,344	10,799
Service Charges on Deposit Accounts	8,645	7,956	17,595	16,366
Fees, Exchange, and Other Service Charges	13,473	13,065	26,462	25,517
Investment Securities Gains	587	3	1,170	3
Insurance	2,991	2,563	5,973	5,162
Other	6,437	7,314	12,222	14,103

Total Non-Interest Income	50,739	47,918	95,492	100,943
Non-Interest Expense
Salaries	39,232	37,884	75,691	77,071
Pensions and Other Employee Benefits	8,479	9,391	18,449	19,387
Net Occupancy Expense	9,628	9,321	19,241	18,914
Net Equipment Expense	9,208	9,997	18,956	20,118
Restructuring and Other Related Costs	—	—	—	1,979
Information Technology Systems Replacement Project	10,105	—	17,522	—
Other	18,742	22,777	35,735	43,324

Total Non-Interest Expense	95,394	89,370	185,594	180,793

Income Before Income Taxes	45,830	48,161	91,383	96,366
Provision for Income Taxes	15,796	17,145	31,548	34,294

Net Income	$30,034	$31,016	$59,835	$62,072

Basic Earnings Per Share	$0.50	$0.43	$0.99	$0.85
Diluted Earnings Per Share	$0.48	$0.42	$0.95	$0.83
Dividends Per Share	$0.19	$0.18	$0.38	$0.36
Basic Weighted Average Shares	59,566,970	72,299,850	60,425,943	72,803,414
Diluted Weighted Average Shares	62,301,337	74,486,987	62,907,697	74,815,508

See accompanying notes to the consolidated financial statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	June 30, 2003	December 31, 2002	June 30, 2002
Assets
Interest-Bearing Deposits	$307,552	$549,978	$1,346,014
Investment Securities—Held to Maturity (Market Value of $555,878, $236,016 and $323,722, respectively)	548,719	229,720	312,467
Investment Securities—Available for Sale	2,140,607	2,287,201	1,806,384
Funds Sold	250,000	195,000	125,000
Loans Held for Sale	71,892	40,118	48,416
Loans	5,471,870	5,359,004	5,409,195
Allowance for Loan and Lease Losses	(137,974)	(142,853)	(158,979)

Net Loans	5,333,896	5,216,151	5,250,216

Total Earning Assets	8,652,666	8,518,168	8,888,497
Cash and Non-Interest Bearing Deposits	297,868	374,352	304,595
Premises and Equipment	165,542	176,969	188,128
Customers’ Acceptance Liability	1,371	2,680	1,657
Accrued Interest Receivable	35,849	36,722	38,425
Foreclosed Real Estate	9,285	9,434	17,223
Mortgage Servicing Rights	24,841	28,820	30,244
Goodwill	36,216	36,216	36,216
Other Assets	327,296	333,057	319,080

Total Assets	$9,550,934	$9,516,418	$9,824,065

Liabilities
Domestic Deposits
Non-Interest Bearing Demand	$1,843,750	$1,719,633	$1,466,092
Interest Bearing Demand	1,157,801	1,169,128	986,546
Savings	2,754,607	2,535,219	2,292,395
Time	1,352,413	1,461,780	1,652,805
Foreign Deposits
Time Due to Banks	—	1,130	16,777
Other Savings and Time	32,278	33,271	41,366

Total Deposits	7,140,849	6,920,161	6,455,981
Securities Sold Under Agreements to Repurchase	699,256	735,621	1,257,808
Funds Purchased	90,200	64,467	60,243
Current Maturities of Long-Term Debt	14,000	114,781	173,259
Short-Term Borrowings	22,424	33,420	16,935
Banker’s Acceptances Outstanding	1,371	2,680	1,657
Retirement Benefits Payable	62,678	61,385	37,642
Accrued Interest Payable	9,755	13,731	23,427
Taxes Payable	196,868	196,813	181,826
Other Liabilities	81,988	82,596	80,158
Long-Term Debt	318,535	275,004	344,057

Total Liabilities	8,637,924	8,500,659	8,632,993
Shareholders’ Equity
Common Stock ($.01 par value); authorized 500,000,000 shares; issued / outstanding: June 2003—81,588,394 / 58,896,230; December 2002—81,294,730 / 63,015,442; June 2002—81,329,346 / 69,856,075	807	806	806
Capital Surplus	386,565	372,192	370,947
Accumulated Other Comprehensive Income	12,412	11,659	29,931
Retained Earnings	1,151,623	1,115,910	1,082,421
Deferred Stock Grants	(8,168)	(1,424)	(4,182)
Treasury Stock, at Cost (Shares: June 2003—22,692,164; December 2002—18,279,288; June 2002—11,473,271)	(630,229)	(483,384)	(288,851)

Total Shareholders’ Equity	913,010	1,015,759	1,191,072

Total Liabilities and Shareholders’ Equity	$9,550,934	$9,516,418	$9,824,065

See accompanying notes to the consolidated financial statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)		Total	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income	Retained Earnings	Deferred Stock Grants	Treasury Stock	Compre- hensive Income
Balance at December 31, 2002		$1,015,759	$806	$372,192	$11,659	$1,115,910	$(1,424)	$(483,384)
Comprehensive Income:
Net Income		59,835	—	—	—	59,835	—	—	$59,835
Other Comprehensive Income, Net of Tax:
Unrealized Gain on Investment Securities		753	—	—	753	—	—	—	753

Total Comprehensive Income									$60,588

Common Stock Issued:
18,147	Retirement Savings Plan	585	—	184	—	—	—	401
635,660	Stock Option Plan	16,215	—	3,660	—	(1,190)	(280)	14,025
45,518	Dividend Reinvestment Plan	1,463	—	459	—	—	—	1,004
6,777	Directors’ Restricted Shares and Deferred Compensation Plan	140	1	224	—	—	—	(85)
286,700	Employees’ Restricted Shares	3,382	—	9,846	—	—	(6,464)	—
Treasury Stock Purchased (5,107,779 shares)		(162,190)	—	—	—	—	—	(162,190)
Cash Dividends Paid		(22,932)	—	—	—	(22,932)	—	—

Balance at June 30, 2003		$913,010	$807	$386,565	$12,412	$1,151,623	$(8,168)	$(630,229)

Balance at December 31, 2001		$1,247,012	$806	$367,672	$22,761	$1,055,424	$(7,637)	$(192,014)
Comprehensive Income:
Net Income		62,072	—	—	—	62,072	—	—	$62,072
Other Comprehensive Income, Net of Tax:
Unrealized Gain on Investment Securities		7,547	—	—	7,547	—	—	—	7,547
Foreign Currency Translation Adjustment		(377)	—	—	(377)	—	—	—	(377)

Total Comprehensive Income									$69,242

Common Stock Issued:
22,894	Retirement Savings Plan	632	—	119	—	—	—	513
1,222,308	Stock Option Plan	25,142	—	3,727	—	(8,828)	48	30,195
53,227	Dividend Reinvestment Plan	1,464	—	264	—	(2)	—	1,202
3,605	Directors’ Restricted Shares and Deferred Compensation Plan	50	—	103	—	—	—	(53)
(51,500)	Employees’ Restricted Shares	2,469	—	(938)	—	—	3,407	—
Treasury Stock Purchased (4,610,800 shares)		(128,694)	—	—	—	—	—	(128,694)
Cash Dividends Paid		(26,245)	—	—	—	(26,245)	—	—

Balance at June 30, 2002		$1,191,072	$806	$370,947	$29,931	$1,082,421	$(4,182)	$(288,851)

See accompanying notes to the consolidated financial statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months ended June 30,
(dollars in thousands)	2003	2002
Operating Activities
Net Income	$59,835	$62,072
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan and Lease Losses	—	11,616
Depreciation and Amortization	17,344	14,982
Amortization of Deferred Loan and Lease Fees	(15,062)	(17,111)
Amortization and Accretion of Investment Securities	19,282	8,814
Deferred Stock Grants	3,382	2,469
Deferred Income Taxes	7,672	20,592
Investment Security Gains	(1,170)	(3)
Proceeds From Sales of Loans Held for Sale	372,187	821,170
Originations of Loans Held for Sale	(403,961)	(412,877)
Net Change in Other Assets and Liabilities	(556)	16,321

Net Cash Provided by Operating Activities	58,953	528,045

Investing Activities
Proceeds from Redemptions of Investment Securities Held to Maturity	109,183	97,805
Purchases of Investment Securities Held to Maturity	(428,287)	(20,513)
Proceeds from Sales and Redemptions of Investment Securities Available for Sale	1,004,004	433,064
Purchases of Investment Securities Available for Sale	(874,254)	(233,220)
Net (Increase) Decrease in Loans and Lease Financing	(102,683)	253,422
Premises and Equipment, Net	(5,917)	(6,939)

Net Cash Provided (Used) by Investing Activities	(297,954)	523,619

Financing Activities
Net Increase (Decrease) in Demand Deposits	112,790	(56,488)
Net Increase in Savings Deposits	219,388	354,732
Net Decrease in Time Deposits	(109,367)	(274,973)
Net Decrease in Foreign Deposits	(2,123)	(245,510)
Proceeds from Long-Term Debt	50,000	—
Repayments of Long-Term Debt	(107,250)	(73,064)
Net Decrease in Short-Term Borrowings	(21,628)	(478,505)
Proceeds from Issuance of Common Stock	18,403	27,288
Repurchase of Common Stock	(162,190)	(128,694)
Cash Dividends	(22,932)	(26,245)

Net Cash Used by Financing Activities	(24,909)	(901,459)

Effect of Exchange Rate Changes on Cash	—	(377)

Increase (Decrease) in Cash and Cash Equivalents	(263,910)	149,828
Cash and Cash Equivalents at Beginning of Year	1,119,330	1,625,781

Cash and Cash Equivalents at End of Period	$855,420	$1,775,609

See accompanying notes to the consolidated financial statements.

Bank of Hawaii Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.	Summary of Significant Accounting Policies

Bank of Hawaii Corporation (the “Company”) is a bank holding company. The Company’s principal subsidiary is Bank of Hawaii (the “Bank”) which provides a broad range of financial products and services to customers in Hawaii and the Pacific Islands (Guam, nearby islands and American Samoa). Significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the consolidated financial statements reflect normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

Certain prior period amounts have been reclassified to conform to current period classifications.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2002 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 provides a new framework for identifying a variable interest entity (“VIE”) and determining when a company should include assets, liabilities, noncontrolling interest and results of activities of a VIE in its consolidated financial statements. FIN 46 was effective in the first quarter of 2003 for VIEs created after January 1, 2003 and is effective beginning in the third quarter of 2003 for VIEs created prior to the issuance of the interpretation. Management does not anticipate a material impact on the Company’s financial statements from the adoption of this new interpretation.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”) which is effective for hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Management does not anticipate a material impact on the Company’s financial statements from the adoption of this pronouncement.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statement of financial position. SFAS No. 150 becomes effective in the third quarter of 2003. Management does not anticipate a material impact on the Company’s financial statements from the adoption of this pronouncement.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. As permitted by APB No. 25, stock-based employee compensation expense is generally not included in reported net income as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Over the last several years, new accounting standards were developed that permit fair value expense recognition of employee stock options. Under current guidance which does not require fair value expense recognition, there are three methods available for transition to the new accounting standards—prospective, modified prospective and retroactive restatement. If the standards were adopted as of January 1, 2003, each transition method would have a different impact on the Company’s financial statements, including reductions in net income ranging from $1.5 million to $5.7 million for the six months ended June 30, 2003.

The following table illustrates the effect on net income and earnings per share if the Company had fully applied these new accounting standards:

	Six Months Ended June 30,
(dollars in thousands except per share and per option data)	2003	2002
Net Income, as reported	$59,835	$62,072
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	326	321
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Method For All Awards, Net of Related Tax Effects [1]	(5,742)	(4,367)

Pro Forma Net Income	$54,419	$58,026

Earnings per share:
Basic-as reported	$0.99	$0.85
Basic-pro forma [1]	$0.90	$0.80
Diluted-as reported	$0.95	$0.83
Diluted-pro forma [1]	$0.87	$0.78

Weighted Average Fair Value per Option Granted During the Period [1]	$8.58	$7.99
Assumptions:
Average Risk Free Interest Rate	3.85%	5.06%
Average Expected Volatility	31.94%	31.36%
Expected Dividend Yield	3.07%	3.16%
Expected Life	6.6 years	6.5 years

[1]	The Black-Scholes option pricing model was used to develop the fair values of the options granted.

Note 2.	Information Technology Systems Replacement Project

In July 2002, the Company entered into a contract with Metavante Corporation to serve as the Company’s primary technology systems provider. The conversion to the Metavante systems was completed in July 2003. The costs incurred through June 30, 2003 and total expected costs in connection with the transition to this outsourcing arrangement are summarized below:

Information Technology Systems Replacement Project

(dollars in millions)	Professional Fees	Employee Termination Benefits	Accelerated Depreciation	Other Associated Costs [1]	Total
Costs Incurred:
Three Months Ended:
September 30, 2002	$1.9	$1.0	$3.2	$0.5	$6.6
December 31, 2002	3.2	0.2	2.2	1.4	7.0

Total 2002 Costs	5.1	1.2	5.4	1.9	13.6
March 31, 2003	3.5	0.4	2.0	1.5	7.4
June 30, 2003	2.9	2.6	1.8	2.8	10.1

Total Year-To-Date 2003 Costs	6.4	3.0	3.8	4.3	17.5

Total Costs Incurred	$11.5	$4.2	$9.2	$6.2	$31.1

Total Expected Project Costs	$12.6	$5.3	$9.2	$8.4	$35.5

[1]	Includes contract termination, equipment, excise tax, and other costs.

Changes in related liability balances during the six months ended June 30, 2003 were as follows:

	Professional Fees	Employee Termination Benefits	Other Associated Costs[1]	Total
Liability Balance at December 31, 2002	$0.1	$0.3	$—	$0.4
Accruals	6.4	3.0	4.3	13.7
Payments	2.3	0.2	3.1	5.6

Liability Balance at June 30, 2003	$4.2	$3.1	$1.2	$8.5

[1]	Includes contract termination, equipment, excise tax, and other costs.

Note 3.	Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements concerning, among other things, the likelihood of an increase in dividend, the expected level of loan loss provisioning, anticipated costs and annual savings of systems replacement project, anticipated revenues and expenses in 2003 and beyond, and the expected impact of changes to financial accounting standards. We believe the assumptions underlying our forward-looking statements are reasonable. However, any of the assumptions could prove to be inaccurate and actual results may differ materially from those projected for a variety of reasons, including, but not limited to: 1) unanticipated changes in business and economic conditions, the competitive environment, fiscal and monetary policies, or legislation in Hawaii and the other markets the Company serves; 2) changes in credit quality or risk profile which may increase or decrease the required level of allowance for loan and lease losses; 3) changes in market interest rates that may deteriorate credit markets and ability to maintain net interest margin; 4) changes to the amount and timing of proposed equity repurchases; 5) inability to achieve expected benefits of technology outsourcing project and other business process changes due to adverse changes in implementation processes or costs, operational savings, or timing; 6) actions by the United States military and real or threatened terrorist activity affecting business conditions; and 7) adverse weather and other natural conditions impacting the Company and customers’ operations. We do not undertake any obligation to update any forward-looking statements to reflect later events or circumstances.

Table 1

Highlights (Unaudited)

(dollars in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Earnings Highlights and Performance Ratios	2003	2002 [1]	2003	2002[1]
Net Income	$30,034	$31,016	$59,835	$62,072
Basic Earnings Per Share	0.50	0.43	0.99	0.85
Diluted Earnings Per Share	0.48	0.42	0.95	0.83
Cash Dividends	11,370	13,068	22,932	26,245
Return on Average Assets	1.27%	1.23%	1.29%	1.22%
Return on Average Equity	12.93%	9.94%	12.67%	9.96%
Net Interest Margin	4.12%	3.97%	4.20%	3.95%
Efficiency Ratio	67.55%	63.45%	67.01%	62.61%
Efficiency Ratio excluding ITSRP and Restructuring Costs	60.39%	63.45%	60.68%	61.92%

		June 30,
Statement of Condition Highlights and Performance Ratios		2003	2002 [1]
Total Assets		$9,550,934	$9,824,065
Net Loans		5,333,896	5,250,216
Total Deposits		7,140,849	6,455,981
Total Shareholders’ Equity		913,010	1,191,072

Book Value Per Common Share		$15.50	$17.05
Allowance / Loans Outstanding		2.52%	2.94%
Average Equity / Average Assets		10.16%	12.27%
Employees (FTE)		2,879	2,983
Branches and offices		91	97

Market Price Per Share of Common Stock for the Quarter Ended:
	Closing	$33.15	$28.00
	High	$35.90	$29.86
	Low	$30.75	$25.45

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation.

ANALYSIS OF STATEMENT OF INCOME

Net Interest Income

Taxable-equivalent net interest income for the three and six month periods ended June 30, 2003 declined $2.5 million, or 3%, and $6.4 million, or 3%, respectively, from the same periods in 2002. The declines in net interest income were mainly attributable to interest rates on mortgage loans and certain short-term investments that were at their lowest levels in several decades. In addition, average interest earning assets and interest bearing liabilities declined 9% and 10%, respectively, for the six months ended 2003 from the same period last year. The decrease in average balances was primarily due to utilization of excess liquidity for stock repurchases and debt repayments. The Company’s net interest margin was 4.12% for the quarter ended June 30, 2003, a 15 basis point increase from the comparable period a year ago. The net interest margin for the first six months of 2003 was 4.20%, a 25 basis point increase from the same period in 2002. The improvement in the net interest margin was largely due to lengthening the maturities of certain short-term investments, reduction in short-term borrowings and time deposits, as well as debt repurchases, which lowered the Company’s cost of funds. Presented in Table 2 are average balances, yields earned, and rates paid for the three and six months ended June 30, 2003 and June 30, 2002. An analysis of changes in net interest income is presented in Table 3 for the six months ended June 30, 2003 compared to the same prior year period.

Table 2

Consolidated Average Balances and Interest Rates—Taxable Equivalent Basis (Unaudited)

	Three Months Ended June 30, 2003			Three Months Ended [1] June 30, 2002			Six Months Ended June 30, 2003			Six Months Ended [1] June 30, 2002
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Interest Bearing Deposits	$212.4	$1.2	2.19%	$1,310.0	$6.0	1.84%	$233.0	$2.5	2.14%	$1,232.8	$11.1	1.81%
Funds Sold	267.3	0.9	1.23	173.3	0.8	1.74	259.0	1.6	1.22	205.1	1.8	1.71
Investment Securities
—Held to Maturity	324.8	3.1	3.85	328.6	4.7	5.63	263.7	5.4	4.14	348.6	9.8	5.65
—Available for Sale	2,316.9	19.8	3.42	1,890.3	26.8	5.67	2,292.6	42.3	3.69	1,914.5	54.0	5.64
Loans Held for Sale	81.6	1.1	5.43	65.2	1.1	6.88	46.0	1.2	5.38	202.3	6.8	6.72
Net Loans and Lease Financing
Domestic
—Commercial and Industrial	819.8	10.0	4.87	1,061.1	13.4	5.07	845.6	20.4	4.87	1,105.7	27.8	5.08
—Construction	83.0	0.9	4.50	157.5	2.2	5.72	99.1	2.4	4.83	163.6	4.4	5.45
—Commercial Mortgage	682.5	10.1	5.93	587.5	9.9	6.73	640.5	19.2	6.03	606.6	20.3	6.75
—Residential Mortgage	2,295.1	37.3	6.50	2,399.0	42.5	7.08	2,272.1	75.0	6.60	2,396.5	85.3	7.11
—Installment	535.6	13.6	10.18	392.0	11.0	11.23	518.8	26.4	10.27	391.4	22.1	11.38
—Home Equity	442.7	5.6	5.06	391.1	5.7	5.90	438.6	11.2	5.17	369.6	11.1	6.05
—Purchased Home Equity	162.3	2.0	4.96	—	—	—	171.2	4.6	5.39	—	—	—
—Lease Financing	482.6	5.3	4.42	502.2	6.6	5.25	489.1	11.2	4.62	497.1	13.2	5.35

Total Domestic Loans	5,503.6	84.8	6.17	5,490.4	91.3	6.66	5,475.0	170.4	6.25	5,530.5	184.2	6.69
Foreign	14.8	—	—	14.1	—	—	14.8	0.1	1.39	14.3	0.1	1.66

Total Loans	5,518.4	84.8	6.16	5,504.5	91.3	6.65	5,489.8	170.5	6.24	5,544.8	184.3	6.68
Other	75.3	1.0	5.41	99.2	1.3	5.64	74.9	2.2	5.93	93.8	2.7	5.86

Total Earning Assets	8,796.7	111.9	5.09	9,371.1	132.0	5.64	8,659.0	225.7	5.23	9,541.9	270.5	5.69
Cash and Non-interest Bearing Deposits	325.6			343.6			328.6			323.9
Other Assets	385.9			365.3			388.7			381.7

Total Assets	$9,508.2			$10,080.0			$9,376.3			$10,247.5

Interest Bearing Liabilities
Interest Bearing Deposits
Domestic Deposits
—Demand	$1,164.8	0.7	0.25	$965.1	1.1	0.45	$1,157.0	$1.5	0.25	$945.9	2.1	0.45
—Savings	2,744.1	4.5	0.65	2,173.5	7.8	1.44	2,676.5	9.0	0.68	2,109.8	15.0	1.44
—Time	1,401.4	8.1	2.31	1,732.0	12.9	2.98	1,422.2	17.1	2.43	1,811.1	27.7	3.08

Total Domestic Deposits	5,310.3	13.3	1.00	4,870.6	21.8	1.79	5,255.7	27.6	1.06	4,866.8	44.8	1.86
Foreign Deposits
—Time Due to Banks	—	—	—	37.3	0.1	1.47	0.5	—	—	77.8	0.7	1.94
—Other Time and Savings	30.3	0.1	0.91	59.1	0.3	1.67	30.4	0.1	1.07	71.4	0.6	1.68

Total Foreign Deposits	30.3	0.1	0.91	96.4	0.4	1.59	30.9	0.1	1.01	149.2	1.3	1.82

Total Interest Bearing Deposits	5,340.6	13.4	1.00	4,967.0	22.2	1.79	5,286.6	27.7	1.06	5,016.0	46.1	1.86
Short-Term Borrowings	810.2	2.6	1.30	1,475.9	8.8	2.39	730.5	5.1	1.41	1,606.6	20.0	2.51
Long-Term Debt	371.5	5.4	5.85	507.1	8.0	6.37	380.9	11.3	5.97	522.6	16.4	6.32

Total Interest Bearing Liabilities	6,522.3	21.4	1.31	6,950.0	39.0	2.25	6,398.0	44.1	1.39	7,145.2	82.5	2.33

Net Interest Income		$90.5			$93.0			$181.6			$188.0

Interest Rate Spread			3.78%			3.39%			3.84%			3.36%
Net Interest Margin			4.12%			3.97%			4.20%			3.95%
Non-Interest Bearing Demand Deposits (Domestic)	1,695.3			1,566.7			1,666.2			1,538.0
Other Liabilities	358.7			312.3			359.7			307.1
Shareholders’ Equity	931.9			1,251.0			952.4			1,257.2

Total Liabilities and Shareholders’ Equity	$9,508.2			$10,080.0			$9,376.3			$10,247.5

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation.

Table 3

Analysis of Change in Net Interest Income—Taxable Equivalent Basis (Unaudited)

	Six Months Ended June 30, 2003 Compared to June 30, 2002 [2]
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Interest Bearing Deposits	$(10.3)	$1.7	$(8.6)
Funds Sold	0.4	(0.6)	(0.2)
Investment Securities
Held to Maturity	(2.1)	(2.3)	(4.4)
Available for Sale	9.3	(21.0)	(11.7)
Loans Held for Sale	(4.4)	(1.2)	(5.6)
Net Loans and Lease Financing (Domestic)
Commercial and Industrial	(6.3)	(1.1)	(7.4)
Construction	(1.6)	(0.4)	(2.0)
Commercial Mortgage	1.0	(2.1)	(1.1)
Residential Mortgage	(4.3)	(6.0)	(10.3)
Installment	6.6	(2.3)	4.3
Home Equity	1.9	(1.8)	0.1
Purchased Home Equity	4.6	0.0	4.6
Lease Financing	(0.2)	(1.8)	(2.0)

Total Loans	1.7	(15.5)	(13.8)
Other	(0.6)	0.1	(0.5)

Total Change in Interest Income	(6.0)	(38.8)	(44.8)

Change in Interest Expense:
Interest Bearing Deposits
Domestic Deposits
Demand	0.4	(1.0)	(0.6)
Savings	3.3	(9.3)	(6.0)
Time	(5.3)	(5.3)	(10.6)

Total Domestic Deposits	(1.6)	(15.6)	(17.2)
Foreign Deposits	(0.8)	(0.4)	(1.2)

Total Interest Bearing Deposits	(2.4)	(16.0)	(18.4)
Short-Term Borrowings	(8.3)	(6.6)	(14.9)
Long-Term Debt	(4.2)	(0.9)	(5.1)

Total Change in Interest Expense	(14.9)	(23.5)	(38.4)

Change in Net Interest Income	$8.9	$(15.3)	$(6.4)

[1]	The changes for each category of interest income and expense are divided between the portion of changes attributable to the variance in volume or rate for that category.
[2]	Certain 2002 information has been reclassified to conform to 2003 presentation.

Provision for Loan and Lease Losses

Consistent with the previous three quarters, no Provision for Loan and Lease Losses (“Provision”) was recorded for the three months ended June 30, 2003. This resulted in a reduction in the Allowance for Loan and Lease Losses (“Allowance”) equal to the amount of net charge-offs of $2.1 million for the second quarter and $4.9 million for the first six months of 2003. The Provision in the second quarter and first six months of 2002 was $3.3 million and $11.6 million, respectively. For further information on Credit Quality, refer to the section on “Corporate Risk Profile-Credit Risk”.

Non-Interest Income

Non-interest income was $50.7 million and $ 95.5 million for the three and six months ended June 30, 2003, respectively, compared to $47.9 million and $100.9 million for the same periods of 2002.

The decline in trust and asset management income in the second quarter and first six months of 2003 from the same periods of 2002 was primarily attributable to a decrease in the market values of assets under administration and lower investment advisory fees on money market assets due to declining short-term interest rates.

Mortgage banking income was $6.1 million in the second quarter of 2003 compared to $2.8 million in the second quarter of 2002. For the six months ended June 30, 2003, mortgage banking income was $6.3 million compared to $10.8 million for the same period of 2002. During the first six months of 2003, mortgage interest rates declined to near record lows. As a result, mortgage loan activity was strong, with high levels of loan originations, but also high levels of loan prepayments. Because mortgage loan production was higher in 2003 than in 2002, sales of newly originated loans and related gains were also higher. Net servicing income was lower in 2003 compared to 2002 due to increased amortization of mortgage servicing rights resulting from the high level of prepayments. The decrease in mortgage banking income in the first half of 2003 from the prior year was attributable to a first quarter 2002 recovery in loan valuations that amounted to $4.4 million, following a market value adjustment made at December 31, 2001.

Service charges on deposit accounts increased by 8% in the first six months of 2003 compared to the same period last year largely attributable to an 11% increase in deposit balances from June 30, 2002 to June 30, 2003. In addition, overdraft fees increased from a new fee structure implemented in late 2002 and account analysis fees increased as a result of the lower interest rate environment.

Other operating income for the six months ended June 30, 2003 declined 13% from the same period in 2002 primarily due to decreased sales of annuities.

Non-Interest Expense

Non-interest expense was $95.4 million in the second quarter of 2003 compared to $89.4 million in the second quarter of 2002. For the six months ended June 30, 2003, non-interest expense was $185.6 million compared to $180.8 million for the same period in 2002. Costs related to the Company’s information technology systems replacement project were the primary reasons for the increase in non-interest expense in 2003. These costs totaled $10.1 million and $17.5 million, respectively, for the three and six month periods ended June 30, 2003. Restructuring and other related costs of $2.0 million were incurred in the six months ended June 30, 2002. Excluding these items, non-interest expense was $85.3 million and $168.1 million, respectively, for the three and six months ended June 30, 2003, compared to $89.4 million and $178.8 million for the same periods in 2002, a decrease in 2003 of $10.7 million on a year-to-date basis. Refer to Note 2 to the Consolidated Financial Statements for additional information on the systems replacement project.

Salaries and employee benefits expense decreased 2% for the first six months of 2003 compared to the same period in 2002 mainly due to a 3% decrease in the number of employees. Partially offsetting this decrease was an increase in compensation expense for the accelerated vesting of restricted stock, as a result of meeting certain stock performance thresholds.

Other operating expense decreased by $7.6 million in the first six months of 2003 compared to the same period in 2002 primarily due to a decline in expenses relating to professional services, sales and service training, legal services and Federal Deposit Insurance Corporation insurance.

Income Tax

Income tax expense decreased by $2.7 million or 8% for the first six months of 2003 as compared to the same period in 2002. The effective tax rate was 34.5% which approximates the rate expected for the full year 2003.

BALANCE SHEET ANALYSIS

Short-Term Interest Earning Assets

Short-term interest-earning assets, consisting of interest-bearing deposits and funds sold, totaled $557.6 million at June 30, 2003, compared to $745.0 million and $1.5 billion at December 31, 2002 and June 30, 2002, respectively. The decline was mainly due to the use of funds to repurchase the Company’s stock and to reduce long-term debt.

Investments

The Company’s investment portfolio is managed in an effort to meet strategic asset/liability objectives, to provide both interest income and balance sheet liquidity and to collateralize customer deposits. Available-for-sale securities at June 30, 2003 were $2.1 billion, compared to $2.3 billion at December 31, 2002, and $1.8 billion at June 30, 2002. The 6% decrease from year-end 2002 is attributable to prepayments of investment securities. The proceeds were utilized to purchase investment securities which were designated as held to maturity. Securities held to maturity were $548.7 million at June 30, 2003, increasing from $229.7 million at December 31, 2002 and $312.5 million at June 30, 2002. At June 30, 2003 and December 31, 2002 investment securities with a book value of $1.2 billion and $1.5 billion, respectively, were pledged as collateral for repurchase agreements.

Loans Held for Sale

Loans held for sale, primarily residential mortgage loans, totaled $71.9 million at June 30, 2003, a $31.8 million increase from December 31, 2002 and a $23.5 million increase from June 30, 2002. The increase from prior periods is due to the increased origination volume.

Loans

As of June 30, 2003, loans outstanding increased to $5.5 billion from $5.4 billion at year-end 2002 and at June 30, 2002. The increase from December 31, 2002 was attributable to increases in residential and commercial mortgages. Compared to June 30, 2002, the mix of loans has changed. The Company has increased consumer loans, including automobile, direct personal, and home equity loans. Commercial loans have declined due to reductions in syndicated and construction loans, offset by modest growth in commercial mortgages.

Table 4 presents the composition of the loan portfolio by major loan categories and Table 5 presents the composition of consumer loans by geographic area.

Table 4

Loan Portfolio Balances (Unaudited)

(dollars in millions)	June 30, 2003	March 31, 2003	December 31, 2002[1]	June 30, 2002 [1]
Domestic
Commercial
Commercial and Industrial	$808.5	$824.9	$875.0	$993.4
Commercial Mortgage	689.7	691.7	591.1	562.5
Construction	83.6	86.7	127.5	148.6
Lease Financing	416.9	430.4	427.3	432.7

Total Commercial	1,998.7	2,033.7	2,020.9	2,137.2
Consumer
Residential Mortgage	2,222.0	2,305.3	2,131.4	2,361.2
Home Equity	450.3	439.1	428.2	404.2
Purchased Home Equity	145.6	170.9	185.8	—
Other Consumer	554.8	518.5	493.3	403.2
Lease Financing	34.0	33.8	34.5	37.3

Total Consumer	3,406.7	3,467.6	3,273.2	3,205.9

Total Domestic	5,405.4	5,501.3	5,294.1	5,343.1

Foreign	66.5	64.1	64.9	66.1

Total Loans	$5,471.9	$5,565.4	$5,359.0	$5,409.2

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation.

Table 5

Consumer Loans by Geographic Area (Unaudited)

(dollars in millions)	June 30, 2003	March 31, 2003	December 31, 2002[1]	June 30, 2002[1]
Hawaii
Residential Mortgage	$2,019.5	$2,100.0	$1,921.4	$2,151.6
Home Equity	441.2	429.7	419.2	395.2
Other Consumer	466.1	442.3	448.2	317.4

Guam
Residential Mortgage	197.3	200.5	202.9	205.1
Home Equity	9.1	9.4	9.0	9.0
Other Consumer	52.6	44.1	42.8	51.5

U.S. Mainland
Purchased Home Equity	145.6	170.9	185.8	—

Other Pacific Islands
Residential Mortgage	5.2	4.8	7.1	4.5
Other Consumer	70.1	65.9	36.8	71.6

Total	$3,406.7	$3,467.6	$3,273.2	$3,205.9

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation

Mortgage Servicing Rights

As of June 30, 2003, the Company’s portfolio of residential loans serviced for third parties totaled $3.3 billion, a decrease of $0.6 billion and $0.8 billion from December 31, 2002 and June 30, 2002, respectively. The carrying value of mortgage servicing rights amounted to $24.8 million at June 30, 2003, a decrease of $4.0 million and $5.4 million from December 31, 2002 and June 30, 2002, respectively. These decreases are attributable to the high level of mortgage prepayments that have resulted from the low interest rate environment in 2003. The Company did not incur an impairment charge related to mortgage servicing rights in the first half of 2003. The prepayment speed of Hawaii mortgages continues to be less than national speeds.

Deposits

As of June 30, 2003, deposits totaled $7.1 billion, a $0.2 billion increase from December 31, 2002 and a $0.7 billion increase from June 30, 2002. The Company’s deposit growth has been in demand and savings deposits, while higher cost time deposits have been reduced.

Borrowings

Short-term borrowings, including securities sold under agreements to repurchase, funds purchased, and other short-term borrowings, totaled $0.8 billion at June 30, 2003 and December 31, 2002, and $1.3 billion at June 30, 2002. The reduction in short-term borrowings reflected the modest net funding needs of the Company. For further information, refer to the section on “Corporate Risk Profile—Liquidity Management”.

Shareholders’ Equity

The Company’s capital position remains strong. A further discussion of the Company’s capital is included in the “Corporate Risk Profile—Capital Management” section of this report.

Guarantees

The Company’s standby letters of credit totaled $103.9 million as of June 30, 2003.

BUSINESS SEGMENTS

The Company’s business segments are defined as Retail Banking, Commercial Banking, Investment Services Group, and Treasury and Other Corporate. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. This process uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of overhead, the Provision and capital. This process is dynamic and requires certain allocations based on judgment and subjective factors. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to accounting principles generally accepted in the United States.

The business segments are primarily managed with a focus on performance measures, including risk adjusted return on capital (“RAROC”) and net income after capital charge (“NIACC”). RAROC is the ratio of net income to risk-adjusted equity. Equity is allocated to each business segment based on an assessment of its inherent risk. NIACC is net income available to common shareholders less a charge for allocated capital. The cost of capital is determined by multiplying management’s estimate of the shareholder’s minimum required rate of return on capital invested (11% for 2003 and 12% for 2002) by the segment’s allocated equity. The Company assumes a cost of capital that is equal to the long-term government bond rate plus an additional level of return for the average risk premium of an equity investment adjusted for the Company’s market risk. The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company’s overall asset and liability management activities on a proportionate basis. The Company is evaluating the credit assigned for the value of deposits and may reclassify such amounts in future reports. The basis for the allocation of net interest income is a function of management decisions and assumptions which are subject to change based on changes in current interest rate and market conditions. The Provision charged to the Treasury and Other Corporate segment represents changes in the level of the Allowance. The Provision recorded in the Retail Banking, Commercial Banking, and Investment Services Group segments represents actual net charge-offs of these segments.

The financial results for the three and six months ended June 30, 2003 and 2002 are discussed below and are presented in Table 6 and Table 6a, respectively. Segment information for 2002 has been reclassified to conform to the 2003 presentation.

Retail Banking

The Company’s Retail Banking segment offers a broad range of financial products and services to consumers and small businesses. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans. Deposit products include checking, savings and time deposit accounts. The Retail Banking segment also provides merchant services to its small business customers. Products and services from the Retail Banking segment are delivered to customers through 74 Hawaii branch locations and the largest network of bank ATMs in the State of Hawaii, e-bankoh (on-line banking service), and 24-hour telephone banking service.

Allocated net income for the Retail Banking segment increased by $9.5 million, or 67%, for the second quarter of 2003 as compared to the second quarter of 2002. This segment’s NIACC increased by $9.8 million to $17.0 million for the second quarter of 2003. RAROC increased from 26% for the second quarter of 2002 to 45% for the second quarter of 2003. The improvement in these financial measures was primarily due to increases in net interest income and non-interest income as well as a decrease in non-interest expense. These positive trends were partially offset by an increase in the Provision and systems replacement costs in the second quarter of 2003. The increase in net interest income for the Retail Banking segment was reflective of higher average loan and lease balances and lower deposit interest expense. Average loans and leases increased by $279.1 million, or 9%, compared to the second quarter of 2002 largely as a result of strong growth in the Retail Banking segment’s automobile, direct personal, and home equity portfolios augmented by a purchase of home equity loans at year end 2002. The increase in non-interest income was primarily due to an increase in mortgage banking income, service charges, and fees. Non-interest expense decreased by $2.4 million, or 5%, primarily due to reductions in technology support and advertising costs.

Allocated net income for the Retail Banking segment increased by $12.6 million, or 42%, for the six-month period ended June 30, 2003 as compared to the six-month period ended June 30, 2002. NIACC increased by $12.1 million to $29.4 million for the six-month period ended June 30, 2003. RAROC increased from 29% for the six-month period ended June 30, 2002 to 41% for the six-month period ended June 30, 2003. The improvement in these financial measures was primarily due to an increase in net interest income as well as decreases in non-interest expense and the Provision, offset by a decrease in non-interest income and an increase in systems replacement costs in 2003. The increase in net interest income for the Retail Banking segment was primarily driven by higher average loan and lease balances and lower deposit interest expense. The decrease in non-interest income was primarily due to lower mortgage banking income for the first six months of 2003.

Commercial Banking

The Commercial Banking segment offers products including corporate banking and commercial real estate loans, lease financing, auto dealer financing, deposit and cash management products, and property and casualty insurance products. Lending, deposit and cash management services are offered to middle-market and large companies in Hawaii. Commercial real estate mortgages are focused on customers that include investors, developers and builders primarily domiciled in Hawaii. The Commercial Banking unit also includes customers in the Pacific Islands. As part of the initiatives for improving efficiency, the representative office in Tokyo will be closed in the third quarter of 2003.

The Commercial Banking segment’s allocated net income increased by $2.6 million or 26% in the second quarter of 2003 compared to the second quarter of 2002. NIACC increased by $2.7 million and RAROC increased from 16% in the second quarter of 2002 to 22% in the second quarter of 2003. This segment’s allocated net income increased by $7.1 million or 39% for the six month period ended June 30, 2003 compared to the same period in 2002. NIACC increased by $6.7 million and RAROC increased from 15% for the six months ended June 30, 2002 to 23% in the six months ended June 30, 2003. The improvement in these financial measures was the result of an increase in net interest income and decreases in the Provision and non-interest expense. The increase in net-interest income reflected lower interest expense on deposits and increased interest income from real estate loans in the Pacific Islands and Commercial Real Estate businesses. The decline in the Provision was a result of improved credit quality of the loan portfolios in 2003. Total non-interest expense declined by $1.2 million, or 5%, in the second quarter of 2003 as compared to the second quarter of 2002. Total non-interest expense declined by $3.4 million, or 7%, in the six months ended June 30, 2003 as compared to the same period in 2002. The decreases resulted from salary and other direct expense reductions, and savings from allocated expenses.

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

Allocated net income for the Investment Services Group increased by $0.2 million, or 11%, in second quarter 2003 compared to second quarter 2002. This segment’s NIACC increased by $0.3 million to $0.1 million in second quarter 2003 compared to second quarter 2002 and RAROC increased from 10% in the second quarter 2002 to 12% in the second quarter 2003. The favorable trend in these financial measures was primarily due to a decrease in non-interest expense, partially offset by a decrease in non-interest income. Net interest income increased $0.2 million, due to lower interest expense on deposits. The non-interest income decline of $1.9 million from second quarter 2002 to second quarter 2003 was due primarily to a decrease in trust and asset management fee income which resulted from declines in the value of assets under management and from decreased sales and fee income. The decrease in non-interest expense was mainly due to a decrease in outside service fees and commissions.

Allocated net income for Investment Services Group decreased by $0.6 million, or 14%, for the six months ended June 30, 2003 compared to the same period in 2002. This segment’s NIACC decreased by $0.5 million to $0.7 million for the six months ended June 30, 2003 and RAROC decreased from 16% for the six months ended June 30, 2002 to 14% for the six months ended June 30, 2003. The decrease in these financial trends was mainly due to the decrease in non-interest income of $4.1 million, or 12%, a result of declines in the value of assets, shifts in product mix, and lower sales.

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

This segment also includes divisions that provide a wide-range of support (Technology and Operations, Human Resources, Finance and Legal, and Risk Management) to the other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process. This segment also includes charges like the system replacement project expenses that are not incurred by or allocated to the Retail, Commercial and Investment Services Group segments.

Allocated net income for Treasury and Other Corporate decreased by $13.3 million in the second quarter of 2003 as compared to the same period in 2002. NIACC decreased $6.7 million to $(22.0) million from the second quarter of 2002 to the second quarter of 2003. The decrease in these measures was due to the decrease in net interest income and the recognition of systems replacement costs during the second quarter of 2003. The decrease in allocated net income was partially offset by a negative Provision in the second quarter of 2003, the result of reducing the Company’s Allowance. Net interest income decreased mostly due to lower yields on the investment portfolio and short-term investments. The lower capital charge from the second quarter of 2002 to the second quarter of 2003 is due to the reduction of the Company’s excess capital, and the related charge for this excess capital, as a result of the continuing share repurchase activity.

Allocated net income and NIACC decreased by $21.4 million and $10.0 million, respectively, for the six months ended June 30, 2003 compared to the same period in 2002. Lower yields on the investment portfolio and short-term investments along with system replacement costs contributed to the decrease in these measures year over year.

On a consolidated basis, the Company considers NIACC a measure of value creation. In the second quarter of 2003, consolidated NIACC was a positive $0.6 million, a result of improved financial performance and more efficient usage of capital.

Table 6

Business Segment Selected Financial Information (Unaudited)

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services Group	Treasury and Other Corporate	Consolidated Total
Three Months Ended June 30, 2003
Net Interest Income	$57,375	$36,382	$3,332	$(6,604)	$90,485
Provision for Loan and Lease Losses	(1,321)	(1,022)	—	2,343	—

Net Interest Income After Provision for Loan and Lease Losses	56,054	35,360	3,332	(4,261)	90,485
Non-Interest Income	23,899	7,944	15,428	3,468	50,739

	79,953	43,304	18,760	(793)	141,224
Information Technology Systems Replacement Project	(368)	—	(90)	(9,647)	(10,105)
Non-Interest Expense	(42,126)	(23,205)	(15,937)	(4,021)	(85,289)

Income Before Income Taxes	37,459	20,099	2,733	(14,461)	45,830
Provision for Income Taxes	(13,860)	(7,319)	(1,011)	6,394	(15,796)

Allocated Net Income (Loss)	23,599	12,780	1,722	(8,067)	30,034

Allowance Funding Value	(161)	(1,100)	(7)	1,268	—
GAAP Provision	1,321	1,022	—	(2,343)	—
Economic Provision	(2,901)	(3,027)	(112)	(5)	(6,045)
Tax Effect of Adjustments	644	1,149	44	400	2,237

Income Before Capital Charge	22,502	10,824	1,647	(8,747)	26,226
Capital Charge	(5,494)	(5,350)	(1,512)	(13,275)	(25,631)

Net Income (Loss) After Capital Charge (NIACC)	$17,008	$5,474	$135	$(22,022)	$595

RAROC (ROE for the Company)	45%	22%	12%	(7)%	13%

Total Assets at June 30, 2003	$3,482,754	$2,207,816	$127,894	$3,732,470	$9,550,934

Three Months Ended June 30, 2002
Net Interest Income	$48,996	$34,705	$3,140	$6,096	$92,937
Provision for Loan and Lease Losses	(549)	(3,096)	—	321	(3,324)

Net Interest Income After Provision for Loan and Lease Losses	48,447	31,609	3,140	6,417	89,613
Non-Interest Income	18,435	8,752	17,376	3,355	47,918

	66,882	40,361	20,516	9,772	137,531
Non-Interest Expense	(44,512)	(24,372)	(18,059)	(2,427)	(89,370)

Income Before Income Taxes	22,370	15,989	2,457	7,345	48,161
Provision for Income Taxes	(8,277)	(5,834)	(909)	(2,125)	(17,145)

Allocated Net Income	14,093	10,155	1,548	5,220	31,016

Allowance Funding Value	(204)	(1,597)	(4)	1,805	—
GAAP Provision	549	3,096	—	(321)	3,324
Economic Provision	(2,905)	(3,667)	(124)	—	(6,696)
Tax Effect of Adjustments	947	802	47	(548)	1,248

Income Before Capital Charge	12,480	8,789	1,467	6,156	28,892
Capital Charge	(5,248)	(6,044)	(1,620)	(21,490)	(34,402)

Net Income (Loss) After Capital Charge (NIACC)	$7,232	$2,745	$(153)	$(15,334)	$(5,510)

RAROC (ROE for the Company)	26%	16%	10%	28%	10%

Total Assets at June 30, 2002	$3,217,645	$2,392,041	$115,119	$4,099,260	$9,824,065

Table 6a

Business Segment Selected Financial Information (Unaudited)

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services Group	Treasury and Other Corporate	Consolidated Total
Six Months Ended June 30, 2003
Net Interest Income	$112,359	$72,769	$7,302	$(10,945)	$181,485
Provision for Loan and Lease Losses	(2,169)	(3,173)	—	5,342	—

Net Interest Income After Provision for Loan and Lease Losses	110,190	69,596	7,302	(5,603)	181,485
Non-Interest Income	41,285	16,359	31,107	6,741	95,492

	151,475	85,955	38,409	1,138	276,977
Information Technology Systems Replacement Project	(950)	(23)	(334)	(16,215)	(17,522)
Non-Interest Expense	(82,795)	(45,924)	(31,841)	(7,512)	(168,072)

Income Before Income Taxes	67,730	40,008	6,234	(22,589)	91,383
Provision for Income Taxes	(25,060)	(14,589)	(2,307)	10,408	(31,548)

Allocated Net Income (Loss)	42,670	25,419	3,927	(12,181)	59,835

Allowance Funding Value	(313)	(2,241)	(17)	2,571	—
GAAP Provision	2,169	3,173	—	(5,342)	—
Economic Provision	(5,609)	(6,086)	(244)	(10)	(11,949)
Tax Effect of Adjustments	1,389	1,907	97	1,028	4,421

Income Before Capital Charge	40,306	22,172	3,763	(13,934)	52,307
Capital Charge	(10,886)	(10,728)	(3,030)	(27,739)	(52,383)

Net Income (Loss) After Capital Charge (NIACC)	$29,420	$11,444	$733	$(41,673)	$(76)

RAROC (ROE for the Company)	41%	23%	14%	(5)%	13%

Total Assets at June 30, 2003	$3,482,754	$2,207,816	$127,894	$3,732,470	$9,550,934

Six Months Ended June 30, 2002
Net Interest Income	$98,552	$70,335	$6,140	$12,805	$187,832
Provision for Loan and Lease Losses	(2,491)	(9,606)	—	481	(11,616)

Net Interest Income After Provision for Loan and Lease Losses	96,061	60,729	6,140	13,286	176,216
Non-Interest Income	42,487	17,373	35,200	5,883	100,943

	138,548	78,102	41,340	19,169	277,159
Restructuring and Other Related Costs	—	—	—	(1,979)	(1,979)
Non-Interest Expense	(90,826)	(49,327)	(34,119)	(4,542)	(178,814)

Income Before Income Taxes	47,722	28,775	7,221	12,648	96,366
Provision for Income Taxes	(17,657)	(10,489)	(2,672)	(3,476)	(34,294)

Allocated Net Income	30,065	18,286	4,549	9,172	62,072

Allowance Funding Value	(471)	(3,149)	(11)	3,631	—
GAAP Provision	2,491	9,606	—	(481)	11,616
Economic Provision	(5,409)	(7,905)	(251)	(3)	(13,568)
Tax Effect of Adjustments	1,254	536	97	(1,165)	722

Income Before Capital Charge	27,930	17,374	4,384	11,154	60,842
Capital Charge	(10,571)	(12,603)	(3,121)	(42,856)	(69,151)

Net Income (Loss) After Capital Charge (NIACC)	$17,359	$4,771	$1,263	$(31,702)	$(8,309)

RAROC (ROE for the Company)	29%	15%	16%	26%	10%

Total Assets at June 30, 2002	$3,217,645	$2,392,041	$115,119	$4,099,260	$9,824,065

FOREIGN OPERATIONS

As of June 30, 2003, the countries in which the Company maintains its largest exposure on a cross-border basis include the United Kingdom, Netherlands, Canada, and Japan. Table 7, presents as of June 30, 2003, December 31, 2002, and June 30, 2002, a geographic distribution of the Company’s cross-border assets for selected countries.

Table 7

Geographic Distribution of Cross-Border International Assets (Unaudited)1

(dollars in millions)
Country	June 30, 2003	December 31, 2002 [2]	June 30, 2002 [2]
Australia	$38.0	$63.2	$174.9
Belgium	—	—	125.1
Canada	57.3	31.9	278.6
Germany	26.6	100.6	101.0
Japan	52.7	56.4	62.8
Netherlands	92.6	98.0	215.1
Singapore	—	100.1	122.1
United Kingdom	136.0	170.5	313.1
All Others	36.0	52.2	100.9

Total	$439.2	$672.9	$1,493.6

[1]	Cross-border outstandings are defined as foreign monetary assets that are payable to the Company in U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies. Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments and other monetary assets.
[2]	Certain 2002 information has been reclassified to conform to 2003 presentation.

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

The Company’s asset quality continued to improve as evidenced by lower levels of internally criticized loans and non-performing assets, and a continued positive trend in the level of net charge-offs. The Company’s lower risk position relative to a year ago in the corporate portfolio reflects the execution of portfolio strategy to shift to lower risk industries as well as reduce large borrower concentrations, syndicated national credits, and exposure to certain industries. Management continues to monitor the portfolio in an effort to identify and disengage from deteriorating credits. In the Hawaii commercial portfolio, overall risk has been generally stable primarily due to the resiliency of the Hawaii economy. In the retail portfolios, enhanced credit management and collections have also produced lower net charge-off rates.

Although the Company’s credit risk profile continues to improve overall, two components, airline/aircraft and Guam, continue to carry higher risk characteristics. Information about these components is summarized in Table 8.

Risk in the airline industry, while recently showing less negative trends, continues to remain high as the industry struggles with elevated cost structures, reduced higher-margin business travel and less certain geopolitical environment. The risk of additional domestic and/or international airline bankruptcies may place further downward pressure on aircraft values and lease rents.

In the Guam portfolio, which is materially dependent on tourism and military spending, economic stress continues. The Guam hotel portfolio had $42.8 million in exposure at June 30, 2003 of which $31.0 million, or 72%, of that exposure was guaranteed by financial institutions or entities with limited exposure to tourism. The Guam hotel portfolio had a $25.0 million payoff in mid-July 2003, reducing this exposure to $17.8 million.

At June 30, 2003, the largest syndicated loan outstanding amounted to $28.0 million to a prominent Hawaii based hotel operator while the second largest was $26.6 million to a Hawaii shopping center operator. The ten largest syndicated loans outstanding totaled $165.9 million to the real estate, hospitality, and gaming industries. As of June 30, 2003, one unfunded syndicated commitment, which had $6.1 million in exposure (less than 1% of total syndicated commitments), was internally classified.

Table 8

Selected Concentrations of Credit Exposure (Unaudited)

	June 30, 2003			December 31, 2002	June 30, 2002
(dollars in millions)	Outstanding	Unused Commitments	Total Exposure	Total Exposure	Total Exposure
Air Transportation
Regional Passenger Carriers	$45.8	$11.7	$57.5	$57.3	$58.0
United States Based Passenger Carriers	39.8	—	39.8	39.6	49.0
International Based Passenger Carriers	31.8	—	31.8	32.1	32.0
Cargo Carriers	14.7	—	14.7	15.0	15.0

Total Air Transportation	$132.1	$11.7	$143.8	$144.0	$154.0

Guam
Hotel	$42.8	$—	$42.8[1]	$44.4	$43.0
Other Commercial	148.3	35.5	183.8	166.0	230.2
Consumer	259.0	6.8	265.8	257.4	283.3

Total Guam	$450.1	$42.3	$492.4	$467.8	$556.5

Syndicated Exposure	$278.3	$606.8	$885.1	$1,002.1	$1,096.2

Exposure	includes loans, leveraged leases and operating leases.
[1]	A $25.0 million payment-in-full was received in mid-July 2003 reducing Guam Hotel exposure to $17.8 million.

Non-Performing Assets

Non-performing assets (“NPAs”) were $42.0 million at June 30, 2003, a decline of $12.4 million, or 23%, from the end of 2002. The improvement in non-performing assets was largely the result of loans that were returned to accrual status or paid-off. These reductions were partially offset by the addition of one $7.6 million credit to a Hawaii based company in the second quarter of 2003.

Compared to the same quarter last year, non-performing assets decreased by $36.8 million, or 47%. Improvement from the prior year was largely due to payments, the return of loans to accrual status, and charge-offs. At June 30, 2003, the ratio of non-performing assets to total loans plus foreclosed assets and non-performing loans held for sale was 0.77%, down from 1.01% at December 31, 2002 and 1.45% at June 30, 2002.

NPAs in Guam were $15.5 million at June 30, 2003, a decline of $7.1 million from March 31, 2003 primarily due to the return to accrual status of a single borrower. As a percent of total NPAs, Guam loans represented 37%, a decrease from 51% in the prior quarter. The decrease in Guam’s concentration was due to lower Guam nonaccruals and the aforementioned addition in Hawaii.

Non-accrual loans were $32.7 million at June 30, 2003, down $12.3 million, or 27%, from $45.0 million at December 31, 2002, and by $28.9 million, or 47%, from $61.6 million at June 30, 2002. Non-accrual loans as a percentage of total loans were 0.60% at June 30, 2003, down from 0.84% at December 31, 2002 and down from 1.14% at June 30, 2002.

Foreclosed assets were $9.3 million at June 30, 2003, a decrease of $0.1 million from $9.4 million at December 31, 2002 and a decrease of $7.9 million from $17.2 million for the same period last year. The decline from the same period in the prior year was due primarily to the sale of the majority of the Company’s largest parcel of foreclosed real estate in the fourth quarter of 2002.

Impaired loans at June 30, 2003 of $26.2 million decreased $15.7 million, or 37%, from $41.9 million at December 31, 2002. These loans had a related Allowance that totaled $2.2 million at June 30, 2003, a decrease of $6.1 million from year end 2002. Compared to June 30, 2002, impaired loans decreased by $43.6 million, or 62%, from $69.8 million and had a related Allowance of $10.7 million.

Accruing loans past due 90 days or more were $2.9 million at June 30, 2003, an increase of $1.1 million from $1.8 million at December 31, 2002 and an increase of $1.4 million from $1.5 million at June 30, 2002. The increase for both periods was predominantly from residential real estate in Hawaii. Despite this increase in delinquencies, residential real estate net charge-off rates continue at their lowest levels in recent history.

For further information on non-performing assets refer to Table 9.

Table 9

Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More (Unaudited)

(dollars in millions)	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002 [1]	June 30, 2002 [1]
Non-Performing Assets
Non-Accrual Loans
Commercial
Commercial and Industrial	$8.8	$2.4	$5.9	$6.4	$14.4
Commercial Mortgage	11.2	17.9	20.3	18.1	25.3
Construction	—	—	0.5	0.9	0.7
Lease Financing	2.5	3.2	4.1	5.7	6.9

Total Commercial	22.5	23.5	30.8	31.1	47.3
Consumer
Residential Mortgage	10.2	11.5	13.9	14.3	14.2
Home Equity	—	0.1	0.3	0.2	0.1
Other Consumer	—	—	—	0.1	—

Total Consumer	10.2	11.6	14.2	14.6	14.3

Total Non-Accrual Loans	32.7	35.1	45.0	45.7	61.6

Foreclosed Real Estate	9.3	9.1	9.4	17.6	17.2

Total Non-Performing Assets	$42.0	$44.2	$54.4	$63.3	$78.8

Accruing Loans Past Due 90 Days or More
Commercial
Commercial and Industrial	$0.5	$—	$0.2	$—	$—
Commercial Mortgage	—	0.4	0.3	—	—

Total Commercial	0.5	0.4	0.5	—	—
Consumer
Residential Mortgage	1.8	1.6	0.6	1.4	0.9
Home Equity	0.1	—	—	—	—
Purchased Home Equity	0.1	—	—	—	—
Other Consumer	0.4	2.3	0.7	0.3	0.5
Lease Financing	—	—	—	—	0.1

Total Consumer	2.4	3.9	1.3	1.7	1.5

Total Accruing and Past Due	$2.9	$4.3	$1.8	$1.7	$1.5

Total Loans	$5,471.9	$5,565.4	$5,359.0	$5,259.3	$5,409.2

Ratio of Non-Accrual Loans to Total Loans	0.60%	0.63%	0.84%	0.87%	1.14%

Ratio of Non-Performing Assets to Total Loans, Foreclosed
Real Estate and Non-Performing Loans Held for Sale	0.77%	0.79%	1.01%	1.20%	1.45%

Ratio of Non-Performing Assets and Accruing Loans
Past Due 90 Days or More to Total Loans	0.82%	0.87%	1.05%	1.24%	1.48%

Quarter to Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$44.2	$54.4	$63.3	$78.8	$90.7
Additions	11.6	4.8	12.0	7.0	20.5
Reductions
Payments and Sales of Loans	(4.3)	(5.6)	(6.9)	(8.5)	(20.6)
Return to Accrual	(7.5)	(5.6)	(1.9)	(9.1)	(6.2)
Sales of Foreclosed Assets	(0.7)	(1.1)	(9.4)	(1.4)	(3.5)
Charge-offs	(1.3)	(2.7)	(2.7)	(3.5)	(2.1)

Total Reductions	(13.8)	(15.0)	(20.9)	(22.5)	(32.4)

Balance at End of Quarter	$42.0	$44.2	$54.4	$63.3	$78.8

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation.

Allowance for Loan and Lease Losses

The Company maintains an Allowance adequate to cover management’s estimate of probable credit losses inherent in its lending portfolios based on a comprehensive quarterly analysis of historical loss experience supplemented by judgmental expectations of portfolio performance and economic conditions as of a given balance sheet date.

The Allowance at June 30, 2003 of $138.0 million decreased from $142.9 million at December 31, 2002, and $159.0 million at June 30, 2002. The current quarter and year-over-year decreases reflected improvements in credit quality and the estimated impact of current economic conditions on portfolio performance. The ratio of the Allowance to total loans was 2.52% at June 30, 2003, a decrease from 2.67% at December 31, 2002 and 2.94% at June 30, 2002. A summary of the activity for the Allowance is presented in Table 10.

Net charge-offs for the second quarter of 2003 were $2.1 million, or 0.15% (annualized), of total average loans compared to $3.3 million, or 0.24% (annualized), of total average loans in the second quarter of 2002. Charge-offs during the second quarter of 2003 totaled $5.7 million, partially offset by recoveries of $3.6 million. Net charge-offs for the first half of 2003 were $4.9 million, or 0.18% (annualized), of total average loans, a decrease from $11.6 million, or 0.42% (annualized), of total average loans in the comparable period last year. This improvement reflects management’s execution of portfolio strategies in an effort to shift to lower risk industries, reduce large borrower concentrations and syndicated national credits, and the resiliency of the Hawaii economy, as well as enhanced credit management and collection process in the retail portfolios.

Table 10

Consolidated Allowance for Loan and Lease Losses (Unaudited)

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2003	March 31, 2003	June 30, 2002 [1]	June 30,
				2003	2002 [1]
Balance at Beginning of Period	$140.0	$142.9	$159.0	$142.9	$159.0
Loans Charged-Off
Commercial
Commercial and Industrial	(0.6)	(1.6)	(2.8)	(2.2)	(10.1)
Commercial Mortgage	(0.4)	—	(0.4)	(0.4)	(0.4)
Construction	—	(0.5)	—	(0.5)	(0.5)
Lease Financing	(0.3)	—	(0.1)	(0.3)	(0.1)
Consumer
Residential Mortgage	(0.7)	(0.7)	(1.0)	(1.4)	(2.4)
Home Equity	—	(0.1)	(0.1)	(0.1)	(0.2)
Other Consumer	(3.6)	(3.1)	(3.0)	(6.7)	(6.7)
Lease Financing	—	(0.1)	(0.1)	(0.1)	(0.2)

Total Charge-Offs	(5.7)	(6.1)	(7.5)	(11.7)	(20.6)
Recoveries on Loans Previously Charged-Off
Commercial
Commercial and Industrial	1.8	0.6	2.1	2.4	2.8
Commercial Mortgage	0.1	—	0.1	0.1	1.9
Construction	0.1	0.9	—	1.0	—
Consumer
Residential Mortgage	0.3	0.2	0.4	0.5	0.7
Home Equity	—	0.1	—	0.1	0.1
Other Consumer	1.3	1.3	1.5	2.6	3.3
Lease Financing	—	0.1	—	0.1	—
Foreign	—	0.1	0.1	0.1	0.2

Total Recoveries	3.6	3.3	4.2	6.9	9.0

Net Loan Charge-Offs	(2.1)	(2.8)	(3.3)	(4.9)	(11.6)
Provision for Loan and Lease Losses	—	—	3.3	—	11.6

Balance at End of Period	$138.0	$140.0	$159.0	$138.0	$159.0

Average Loans Outstanding	$5,518.4	$5,460.8	$5,504.5	$5,489.8	$5,544.7

Ratio of Net Charge-Offs to Average Loans Outstanding (annualized)	0.15%	0.21%	0.24%	0.18%	0.42%
Ratio of Allowance to Loans Outstanding	2.52%	2.52%	2.94%	2.52%	2.94%

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation.

Totals may not add due to rounding.

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices. The Company is exposed to market risk in the normal course of conducting its business activities. The Company’s market risk management process involves measuring, monitoring and controlling risks that can significantly impact the Company’s financial position and operating results. In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance and shareholder value, while limiting the volatility of each. The activities associated with these market risks are categorized into “trading” and “other than trading”.

The Company’s trading activities include foreign currency and foreign exchange contracts that expose the Company to a minor degree of foreign currency risk. These transactions are executed on behalf of customers and for the Company’s own account. The remaining exposure from foreign currency trading positions during the first half of 2003 was immaterial.

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

Table 11 presents, as of June 30, 2003, December 31, 2002 and June 30, 2002, the estimate of the change in net interest income (“NII”) that would result from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for NII. The 200 basis point increase would equate to an average increase of $5.4 million in NII per quarter. The Company’s balance sheet continues to be asset-sensitive. The resulting estimated NII exposure is within the guidelines approved by the Company’s Asset Liability Management Committee.

Table 11

Market Risk Exposure to Interest Rate Changes (Unaudited)

	June 30, 2003		December 31, 2002		June 30, 2002
	Interest Rate Change (in basis points)		Interest Rate Change (in basis points)		Interest Rate Change (in basis points)
(dollars in millions)	-200	+200	-200	+200	-200	+200
Estimated Exposure as a Percent of Net Interest Income	(2.5)%	5.9%	(3.8)%	7.7%	(4.3)%	8.0%
Estimated Exposure to Net Interest Income per Quarter	$(2.3)	$5.4	$(3.5)	$7.1	$(4.1)	$7.6

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

The Bank is a member of the Federal Home Loan Bank of Seattle (“FHLB”), which is a source of short and long-term funding. Outstanding borrowings from the FHLB were $76.5 million at June 30, 2003, compared to $42.5 million at December 31, 2002 and $89.5 million at June 30, 2002. The increase from year-end 2002 was mainly attributable to a $50.0 million long-term advance, the proceeds of which were used to repay a portion of a $100.0 million long-term 6 7/8% subordinated debt that matured in June 2003. The advance is for a 7 year term and bears a 4% rate of interest.

Additionally, the Bank maintains a $1 billion senior and subordinated bank note program. Under this facility, the Bank may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. Subordinated notes outstanding under this bank note program totaled $125.0 million at June 30, 2003, December 31, 2002 and June 30, 2002.

Capital Management

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies. The Company’s objective is to hold sufficient capital on a regulatory basis to exceed the minimum guidelines of a “well-capitalized” financial institution, while over the long term optimize shareholder value, support asset growth, reflect risks inherent in its markets, provide protection against unforeseen losses and comply with regulatory requirements.

At June 30, 2003, shareholders’ equity totaled $913.0 million, a 10% net decrease from December 31, 2002. The decrease in shareholders’ equity during the first half of 2003 was primarily attributable to the Company’s repurchase of its common stock under the repurchase programs, offset by earnings for the first half of 2003.

On July 25, 2003, the Company’s Board of Directors declared a quarterly cash dividend of $0.19 per share on the Company’s outstanding shares. The dividend will be payable on September 15, 2003 to shareholders of record at the close of business on August 22, 2003. The Company’s dividend level is currently under review and it is anticipated that an increase will be announced in the third quarter earning release.

During the six months ending June 30, 2003, 5.0 million shares of common stock were repurchased at an average cost of $31.72 per share, totaling $159.3 million. As of June 30, 2003, the Company had repurchased a total of 25.2 million shares since July 2001, under all share repurchase programs, totaling $687.2 million at an average cost of $27.31 per share. Subsequent to June 30, 2003 through July 25, 2003, 236,000 shares where repurchased at an average cost of $34.15 per share for a total of $8.1 million resulting in remaining buyback authority under the existing repurchase programs of $104.7 million.

Table 12

Regulatory Capital and Ratios (Unaudited)

(dollars in millions)	June 30, 2003	December 31, 2002	June 30, 2002
Regulatory Capital
Shareholders’ Equity	$913.0	$1,015.8	$1,191.1
Add: 8.25% Capital Securities of Bancorp Hawaii Capital Trust I	31.4	31.4	92.3
Less: Goodwill	36.2	36.2	36.2
Unrealized Valuation and Other Adjustments	27.9	27.2	30.5

Tier I Capital	880.3	983.8	1,216.7
Allowable Reserve for Loan Losses	76.3	75.0	75.2
Subordinated Debt	124.8	124.7	124.7

Total Capital	$1,081.4	$1,183.5	$1,416.6

Risk Weighted Assets	$6,044.9	$5,929.6	$5,932.4

Key Capital Ratios
Average Equity/Average Assets Ratio	9.80%	11.88%	12.27%
Tier I Capital Ratio	14.56%	16.59%	20.51%
Total Capital Ratio	17.89%	19.96%	23.88%
Leverage Ratio	9.29%	10.34%	12.11%

Economic Outlook

Economic expansion continued in Hawaii during the second quarter 2003. Hawaii personal income during the first quarter 2003 increased 5.5% from the same 2002 period in nominal terms. Adjusted for inflation, Hawaii real personal income grew at a 3.5% compound annual rate during the eight quarters ending March 31, 2003. Hawaii seasonally-adjusted unemployment rose from 3.0% in February 2003 to 4.1% in June 2003, the same unemployment rate as June 2002. A resurgence of payroll employment growth after the Iraq conflict suggested that unemployment rates had only temporarily increased. Domestic travel which comprised more than 80% of passenger volumes, rose 4.8% during the second quarter 2003 from the same 2002 period. International travel to Hawaii fell to a level 30.8% below second quarter 2002 volumes. The resulting 3.8% decline in overall passenger volumes during the second quarter 2003 from the same 2002 period was reversed in July 2003 as Asian arrivals increased.

Earnings Outlook

The Company continues to believe that its previously published earnings guidance of $131 million in net income for the full year of 2003 remains realistic. Based on current conditions, the Company does not expect to record a Provision in 2003. However, the actual amount of the Provision depends on determinations of credit risk that are made near the end of each quarter. Earnings per share and return on equity projections continue to be dependent upon the terms and timing of share repurchases.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

See Management’s Discussion and Analysis of Results of Operations and Financial Condition-Market Risk.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on this evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s 2003 second quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II.—Other Information

Items 1 to 5 omitted pursuant to instructions.

Item 6— Exhibits and Reports on Form 8-K

a.	Exhibit Index

Exhibit Number

12	Statement Regarding Computation of Ratios

31	Rule 13a-14(a) Certifications

32	Section 1350 Certification

b.	The following report on Form 8-K was filed during the quarter ended June 30, 2003:

Filed April 29, 2003, under Item 9 of Form 8-K, regarding the Company’s financial results for the quarter ended March 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date July 29, 2003

BANK OF HAWAII CORPORATION

/s/ Michael E. O’Neill
Michael E. O’Neill
Chairman, Chief Executive Officer and President

/s/ Allan R. Landon
Allan R. Landon
Vice Chairman, Treasurer and Chief Financial Officer

/s/ Richard C. Keene
Richard C. Keene
Executive Vice President and Controller