Form 10-Q
period 2003-09-30
BANK OF HAWAII CORP
filed 2003-10-28
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(IRS Employer Identification No.)

130 Merchant Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $.01 Par Value; outstanding at October 24, 2003—55,925,677 shares

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share amounts)	2003	2002	2003	2002
Interest Income
Interest and Fees on Loans and Leases	$82,715	$89,335	$254,442	$280,421
Income on Investment Securities—Held to Maturity	6,407	3,963	11,773	13,652
Income on Investment Securities—Available for Sale	16,483	26,175	58,761	80,173
Deposits	1,179	5,384	3,647	16,442
Funds Sold	248	914	1,834	2,669
Other	1,032	1,575	3,237	4,302

Total Interest Income	108,064	127,346	333,694	397,659
Interest Expense
Deposits	10,284	20,547	38,040	66,691
Security Repurchase Agreements	1,947	7,039	6,580	25,588
Funds Purchased	271	299	695	775
Short-Term Borrowings	26	334	75	1,272
Long-Term Debt	4,431	6,946	15,714	23,320

Total Interest Expense	16,959	35,165	61,104	117,646

Net Interest Income	91,105	92,181	272,590	280,013
Provision for Loan and Lease Losses	—	—	—	11,616

Net Interest Income After Provision for Loan and Lease Losses	91,105	92,181	272,590	268,397
Non-Interest Income
Trust and Asset Management	12,511	13,655	38,237	42,648
Mortgage Banking	5,888	3,669	12,232	14,468
Service Charges on Deposit Accounts	8,901	7,925	26,496	24,291
Fees, Exchange, and Other Service Charges	16,034	13,114	42,496	38,631
Investment Securities Gains	639	—	1,809	3
Insurance	3,988	2,677	10,083	7,839
Other	5,830	5,997	17,930	20,100

Total Non-Interest Income	53,791	47,037	149,283	147,980
Non-Interest Expense
Salaries	36,873	37,994	112,564	115,065
Pensions and Other Employee Benefits	8,858	7,377	27,307	26,764
Net Occupancy Expense	9,806	9,597	29,047	28,511
Net Equipment Expense	7,301	10,058	26,257	30,176
Restructuring and Other Related Costs	—	—	—	1,979
Information Technology Systems Replacement Project	4,349	6,576	21,871	6,576
Other	21,690	20,141	57,425	63,465

Total Non-Interest Expense	88,877	91,743	274,471	272,536

Income Before Income Taxes	56,019	47,475	147,402	143,841
Provision for Income Taxes	19,332	17,275	50,880	51,569

Net Income	$36,687	$30,200	$96,522	$92,272

Basic Earnings Per Share	$0.64	$0.44	$1.63	$1.30
Diluted Earnings Per Share	$0.61	$0.43	$1.56	$1.26
Dividends Per Share	$0.19	$0.19	$0.57	$0.73
Basic Weighted Average Shares	57,195,570	67,893,086	59,337,319	71,148,663
Diluted Weighted Average Shares	59,961,823	69,910,264	61,911,794	73,158,354

See accompanying notes to the consolidated financial statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	September 30, 2003	December 31, 2002	September 30, 2002
Assets
Interest-Bearing Deposits	$208,712	$549,978	$1,019,823
Investment Securities—Held to Maturity (Market Value of $749,036, $236,016 and $286,526, respectively)	754,659	229,720	277,856
Investment Securities—Available for Sale	2,027,062	2,287,201	2,241,106
Funds Sold	—	195,000	95,000
Loans Held for Sale	23,144	40,118	30,863
Loans	5,570,405	5,359,004	5,259,332
Allowance for Loan and Lease Losses	(132,675)	(142,853)	(154,475)

Net Loans	5,437,730	5,216,151	5,104,857

Total Earning Assets	8,451,307	8,518,168	8,769,505
Cash and Non-Interest Bearing Deposits	329,705	374,352	331,786
Premises and Equipment	163,277	176,969	182,230
Customers’ Acceptance Liability	1,077	2,680	1,106
Accrued Interest Receivable	33,210	36,722	38,839
Foreclosed Real Estate	8,757	9,434	17,568
Mortgage Servicing Rights	23,266	28,820	29,911
Goodwill	36,216	36,216	36,216
Other Assets	323,940	333,057	295,539

Total Assets	$9,370,755	$9,516,418	$9,702,700

Liabilities
Domestic Deposits
Non-Interest Bearing Demand	$1,846,030	$1,719,633	$1,593,766
Interest Bearing Demand	1,266,530	1,169,128	1,042,937
Savings	2,760,418	2,535,219	2,403,209
Time	1,178,213	1,461,780	1,549,693
Foreign Deposits
Time Due to Banks	20,832	1,130	4,387
Other Savings and Time	30,093	33,271	33,681

Total Deposits	7,102,116	6,920,161	6,627,673
Securities Sold Under Agreements to Repurchase	646,890	735,621	1,089,287
Funds Purchased	90,520	64,467	116,775
Current Maturities of Long-Term Debt	96,757	114,781	122,945
Short-Term Borrowings	14,796	33,420	17,941
Banker’s Acceptances Outstanding	1,077	2,680	1,106
Retirement Benefits Payable	63,281	61,385	38,317
Accrued Interest Payable	7,207	13,731	21,870
Taxes Payable	195,628	196,813	191,519
Other Liabilities	101,179	82,596	87,736
Long-Term Debt	227,544	275,004	286,825

Total Liabilities	8,546,995	8,500,659	8,601,994
Shareholders’ Equity
Common Stock ($.01 par value); authorized 500,000,000 shares; issued / outstanding: September 2003—81,568,791 / 55,985,364; December 2002—81,294,730 / 63,015,442; September 2002—81,310,042 / 66,048,072	807	806	806
Capital Surplus	385,694	372,192	371,098
Accumulated Other Comprehensive Income (Loss)	(2,799)	11,659	26,038
Retained Earnings	1,177,459	1,115,910	1,100,016
Deferred Stock Grants	(7,466)	(1,424)	(2,886)
Treasury Stock, at Cost (Shares: September 2003—25,583,427; December 2002—18,279,288; September 2002—15,261,970)	(729,935)	(483,384)	(394,366)

Total Shareholders’ Equity	823,760	1,015,759	1,100,706

Total Liabilities and Shareholders’ Equity	$9,370,755	$9,516,418	$9,702,700

See accompanying notes to the consolidated financial statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Total	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Deferred Stock Grants	Treasury Stock	Compre- hensive Income
Balance at December 31, 2002	$1,015,759	$806	$372,192	$11,659	$1,115,910	$(1,424)	$(483,384)
Comprehensive Income:
Net Income	96,522	—	—	—	96,522	—	—	$96,522
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	(14,458)	—	—	(14,458)	—	—	—	(14,458)

Total Comprehensive Income								$82,064

Common Stock Issued:
26,311 Retirement Savings Plan	860	—	269	—	—	—	591
775,872 Stock Option Plan	18,227	—	2,930	—	(1,154)	(817)	17,268
67,510 Dividend Reinvestment Plan	2,205	—	696	—	—	—	1,509
7,174 Directors’ Restricted Shares and Deferred Compensation Plan	54	1	237	—	—	—	(184)
266,400 Employees’ Restricted Shares	4,145	—	9,370	—	—	(5,225)	—
Treasury Stock Purchased (8,166,579 shares)	(265,735)	—	—	—	—	—	(265,735)
Cash Dividends Paid	(33,819)	—	—	—	(33,819)	—	—

Balance at September 30, 2003	$823,760	$807	$385,694	$(2,799)	$1,177,459	$(7,466)	$(729,935)

Balance at December 31, 2001	$1,247,012	$806	$367,672	$22,761	$1,055,424	$(7,637)	$(192,014)
Comprehensive Income:
Net Income	92,272	—	—	—	92,272	—	—	$92,272
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	3,859	—	—	3,859	—	—	—	3,859
Foreign Currency Translation Adjustment	(582)	—	—	(582)	—	—	—	(582)

Total Comprehensive Income								$95,549

Common Stock Issued:
33,402 Retirement Savings Plan	933	—	196	—	—	—	737
1,369,679 Stock Option Plan	27,895	—	4,022	—	(9,236)	(233)	33,342
77,270 Dividend Reinvestment Plan	2,152	—	439	—	(2)	—	1,715
4,101 Directors’ Restricted Shares and Deferred Compensation Plan	44	—	117	—	—	—	(73)
(71,300) Employees’ Restricted Shares	3,636	—	(1,348)	—	—	4,984	—
Treasury Stock Purchased (8,581,000 shares)	(238,073)	—	—	—	—	—	(238,073)
Cash Dividends Paid	(38,442)	—	—	—	(38,442)	—	—

Balance at September 30, 2002	$1,100,706	$806	$371,098	$26,038	$1,100,016	$(2,886)	$(394,366)

See accompanying notes to the consolidated financial statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months ended September 30,
(dollars in thousands)	2003	2002
Operating Activities
Net Income	$96,522	$92,272
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan and Lease Losses	—	11,616
Depreciation and Amortization	23,405	22,154
Amortization of Deferred Loan and Lease Fees	(6,788)	(5,499)
Amortization and Accretion of Investment Securities	28,800	14,248
Deferred Stock Grants	4,145	3,636
Deferred Income Taxes	16,844	19,839
Investment Security Gains	(1,809)	(3)
Proceeds From Sales of Loans Held for Sale	635,163	993,316
Originations of Loans Held for Sale	(618,189)	(567,470)
Net Change in Other Assets and Liabilities	22,932	59,081

Net Cash Provided by Operating Activities	201,025	643,190

Investing Activities
Proceeds from Redemptions of Investment Securities Held to Maturity	159,799	132,092
Purchases of Investment Securities Held to Maturity	(685,325)	(20,513)
Proceeds from Sales and Redemptions of Investment Securities Available for Sale	1,602,336	703,998
Purchases of Investment Securities Available for Sale	(1,391,205)	(950,177)
Net (Increase) Decrease in Loans	(214,791)	387,169
Premises and Equipment, Net	(9,713)	(8,213)

Net Cash Provided (Used) by Investing Activities	(538,899)	244,356

Financing Activities
Net Increase in Demand Deposits	223,799	127,577
Net Increase in Savings Deposits	225,199	465,546
Net Decrease in Time Deposits	(283,567)	(378,085)
Net Increase (Decrease) in Foreign Deposits	16,524	(265,585)
Proceeds from Long-Term Debt	50,000	—
Repayments of Long-Term Debt	(115,484)	(180,610)
Net Decrease in Short-Term Borrowings	(81,302)	(589,488)
Proceeds from Issuance of Common Stock	21,346	31,024
Repurchase of Common Stock	(265,735)	(238,073)
Cash Dividends	(33,819)	(38,442)

Net Cash Used by Financing Activities	(243,039)	(1,066,136)

Effect of Exchange Rate Changes on Cash	—	(582)

Decrease in Cash and Cash Equivalents	(580,913)	(179,172)
Cash and Cash Equivalents at Beginning of Year	1,119,330	1,625,781

Cash and Cash Equivalents at End of Period	$538,417	$1,446,609

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2002 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 provides a new framework for identifying a variable interest entity (“VIE”) and determining when a company should include assets, liabilities, noncontrolling interest and results of activities of a VIE in its consolidated financial statements. FIN 46 was effective immediately for VIEs created after January 31, 2003 and is effective December 31, 2003 for VIEs created prior to February 1, 2003. Management does not anticipate a material impact on the Company’s financial statements from the adoption of this new interpretation.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statement of financial position. The Company adopted SFAS No. 150 effective July 1, 2003 and the adoption of the standard did not have a material effect on the Company’s financial statements.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. As permitted by APB No. 25, stock-based employee compensation expense is generally not included in reported net income as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Over the last several years, new accounting standards were developed that permit fair value expense recognition of employee stock options. Under current guidance which does not require fair value expense recognition, there are three methods available for transition to the new accounting standards—prospective, modified prospective and retroactive restatement. If the standards were adopted as of January 1, 2003, each transition method would have a different impact on the Company’s financial statements, including reductions in net income ranging from $2.6 million to $8.2 million for the nine months ended September 30, 2003.

The following table illustrates the effect on net income and earnings per share if the Company had fully applied these new accounting standards:

	Nine Months Ended September 30,
(dollars in thousands except per share and per option data)	2003	2002
Net Income, as reported	$96,522	$92,272
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	490	480
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Method For All Awards, Net of Related Tax Effects [1]	(8,231)	(7,320)

Pro Forma Net Income	$88,781	$85,432

Earnings per share:
Basic-as reported	$1.63	$1.30
Basic-pro forma [1]	$1.50	$1.20
Diluted-as reported	$1.56	$1.26
Diluted-pro forma [1]	$1.43	$1.17
Weighted Average Fair Value per Option Granted During the Period [1]	$8.58	$7.99
Assumptions:
Average Risk Free Interest Rate	3.92%	5.06%
Average Expected Volatility	31.97%	31.36%
Expected Dividend Yield	3.07%	3.16%
Expected Life	6.37 years	6.5 years

[1]	The Black-Scholes option pricing model was used to develop the fair values of the options granted.

Note 2.	Information Technology Systems Replacement Project

In July 2002, the Company entered into a contract with Metavante Corporation to serve as the Company’s primary technology systems provider. The conversion to the Metavante systems was completed in July 2003 and all project costs have been incurred as of September 30, 2003. Total project costs by period in connection with the transition to this outsourcing arrangement are summarized below:

Information Technology Systems Replacement Project (Unaudited)

(dollars in millions)	Professional Fees	Employee Termination Benefits	Accelerated Depreciation	Other Associated Costs [1]	Total
Costs Incurred:
Three Months Ended:
September 30, 2002	$1.9	$1.0	$3.2	$0.5	$6.6
December 31, 2002	3.2	0.2	2.2	1.4	7.0

Year Ended December 31, 2002	5.1	1.2	5.4	1.9	13.6
Three Months Ended:
March 31, 2003	3.5	0.4	2.0	1.5	7.4
June 30, 2003	2.9	2.6	1.8	2.8	10.1
September 30, 2003	1.4	0.7	0.1	2.2	4.4

Nine Months Ended September 30, 2003	7.8	3.7	3.9	6.5	21.9

Total Costs Incurred	$12.9	$4.9	$9.3	$8.4	$35.5

Total Expected Project Costs	$12.9	$4.9	$9.3	$8.4	$35.5

[1]	Includes contract termination, equipment, excise tax, and other costs.

Changes in related liability balances during the nine months ended September 30, 2003 were as follows:

(dollars in millions)	Professional Fees	Employee Termination Benefits	Other Associated Costs [1]	Total
Liability Balance at December 31, 2002	$0.1	$0.3	$—	$0.4
Accruals	7.8	3.7	6.5	18.0
Payments	5.1	2.8	5.7	13.6

Liability Balance at September 30, 2003	$2.8	$1.2	$0.8	$4.8

Note 3.	Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements concerning, among other things, the economic environment in our service area, the expected level of loan loss provisioning, anticipated costs and annual savings of our information technology systems replacement project, and anticipated dividends, revenues and expenses during the remainder of 2003. We believe the assumptions underlying our forward-looking statements are reasonable. However, any of the assumptions could prove to be inaccurate and actual results may differ materially from those projected for a variety of reasons, including, but not limited to: 1) unanticipated changes in business and economic conditions, the competitive environment, fiscal and monetary policies, or legislation in Hawaii and the other markets we serve; 2) changes in our credit quality or risk profile which may increase or decrease the required level of allowance for loan and lease losses; 3) changes in market interest rates that may deteriorate our credit markets and ability to maintain our net interest margin; 4) changes to the amount and timing of our proposed equity repurchases; 5) inability to achieve expected benefits of our information technology systems replacement project and other business process changes due to adverse changes in implementation processes or costs, operational savings, or timing; 6) actions by the United States military and real or threatened terrorist activity affecting business conditions; and 7) adverse weather and other natural conditions impacting our and our customers’ operations. We do not undertake any obligation to update any forward-looking statements to reflect later events or circumstances.

Table 1

Highlights (Unaudited)

(dollars in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Earnings Highlights and Performance Ratios	2003	2002 [1]	2003	2002 [1]
Net Income	$36,687	$30,200	$96,522	$92,272
Basic Earnings Per Share	0.64	0.44	1.63	1.30
Diluted Earnings Per Share	0.61	0.43	1.56	1.26
Cash Dividends	10,887	12,197	33,819	38,442
Return on Average Assets	1.53%	1.22%	1.37%	1.22%
Return on Average Equity	16.69%	10.40%	13.95%	10.10%
Net Interest Margin	4.15%	4.03%	4.19%	3.97%
Efficiency Ratio	61.34%	65.90%	65.06%	63.68%
Efficiency Ratio excluding ITSRP and Restructuring Costs	58.34%	61.18%	59.88%	61.68%

		September 30,
Statement of Condition Highlights and Performance Ratios		2003	2002 [1]
Total Assets		$9,370,755	$9,702,700
Net Loans		5,437,730	5,104,857
Total Deposits		7,102,116	6,627,673
Total Shareholders’ Equity		823,760	1,100,706

Book Value Per Common Share		$14.71	$16.67
Allowance / Loans Outstanding		2.38%	2.94%
Average Equity / Average Assets		9.82%	12.10%
Employees (FTE)		2,764	2,934
Branches and offices		89	97

Market Price Per Share of Common Stock for the Quarter Ended:
	Closing	$33.58	$27.90
	High	$35.55	$30.00
	Low	$32.92	$22.79

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation.

ANALYSIS OF STATEMENT OF INCOME

Net Interest Income

Taxable-equivalent net interest income for the three and nine month periods ended September 30, 2003 declined $1.1 million, or 1%, and $7.6 million, or 3%, respectively, from the same periods in 2002. The decline in net interest income was primarily due to the low interest rate environment, in particular the low interest rates of mortgage loans and short-term investments whose rates were at their lowest levels in several decades. Partially offsetting the effect of lower interest rates was a positive impact on net interest income from a change in the mix of average interest earning assets and interest bearing liabilities, which declined 8% and 9%, respectively, for the nine months ended 2003 from the same period last year. The decrease in average balances was primarily due to utilization of excess liquidity for stock repurchases and debt reductions. The Company’s net interest margin was 4.15% for the quarter ended September 30, 2003, a 12 basis point increase from the comparable period a year ago. The net interest margin for the first nine months of 2003 was 4.19%, a 22 basis point increase from the same period in 2002. The improvement in the net interest margin was largely due to lengthening the maturities of certain short-term investments, reduction in short-term borrowings and time deposits, as well as debt reductions, which lowered the Company’s cost of funds. Presented in Table 2 are average balances, yields earned, and rates paid for the three and nine months ended September 30, 2003 and September 30, 2002. An analysis of changes in net interest income is presented in Table 3 for the nine months ended September 30, 2003 compared to the same 2002 period.

Table 2

Consolidated Average Balances and Interest Rates—Taxable Equivalent Basis (Unaudited)

	Three Months Ended September 30, 2003			Three Months Ended [1] September 30, 2002			Nine Months Ended September 30, 2003			Nine Months Ended [1] September 30, 2002
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Interest Bearing Deposits	$224.7	$1.2	2.08%	$1,142.3	$5.4	1.87%	$230.2	$3.7	2.12%	$1,202.3	$16.4	1.83%
Funds Sold	102.4	0.3	0.97	210.2	0.9	1.74	206.2	1.8	1.19	206.9	2.7	1.72
Investment Securities
Held to Maturity	675.1	6.4	3.82	296.9	4.1	5.45	402.4	11.9	3.94	331.1	13.9	5.59
Available for Sale	2,090.6	16.5	3.15	2,009.5	26.2	5.21	2,224.5	58.8	3.52	1,946.5	80.2	5.49
Loans Held for Sale	52.2	0.7	5.45	40.0	0.6	6.24	48.1	1.9	5.40	147.6	7.4	6.70
Net Loans and Lease Financing
Commercial and Industrial	862.8	10.8	4.95	978.0	12.8	5.19	861.2	31.3	4.86	1,072.1	40.8	5.08
Construction	87.8	0.9	4.26	147.7	2.1	5.57	95.3	3.3	4.65	158.3	6.5	5.49
Commercial Mortgage	670.6	9.4	5.56	571.5	9.8	6.84	650.6	28.6	5.87	594.8	30.2	6.78
Residential Mortgage	2,298.8	36.2	6.30	2,333.9	40.5	6.94	2,281.1	111.2	6.50	2,375.4	125.7	7.06
Installment	558.6	12.8	9.09	406.8	11.3	11.01	532.2	39.2	9.85	396.5	33.4	11.25
Home Equity	448.1	5.6	4.99	411.3	5.9	5.70	441.8	16.9	5.11	383.7	17.0	5.92
Purchased Home Equity	132.6	0.7	2.20	—	—	—	158.2	5.3	4.51	—	—	—
Lease Financing	487.2	5.6	4.52	500.8	6.3	4.98	488.5	16.7	4.58	498.3	19.4	5.22

Total Net Loans and Lease Financing	5,546.5	82.0	5.89	5,350.0	88.7	6.60	5,508.9	252.5	6.12	5,479.1	273.0	6.65
Other	76.1	1.0	5.38	99.6	1.5	6.28	75.3	3.2	5.75	95.8	4.3	6.01

Total Earning Assets	8,767.6	108.1	4.91	9,148.5	127.4	5.55	8,695.6	333.8	5.12	9,409.3	397.9	5.65
Cash and Non-interest Bearing Deposits	333.2			300.2			330.1			315.9
Other Assets	399.2			355.7			392.3			373.0

Total Assets	$9,500.0			$9,804.4			$9,418.0			$10,098.2

Interest Bearing Liabilities
Interest Bearing Deposits
Domestic Deposits
Demand	$1,242.7	$0.5	0.15%	$1,021.5	$0.9	0.37%	$1,185.9	$1.9	0.22%	$971.4	$3.1	0.42%
Savings	2,754.6	3.4	0.49	2,360.7	8.1	1.35	2,702.8	12.5	0.62	2,194.4	23.1	1.41
Time	1,249.9	6.3	2.01	1,600.0	11.4	2.82	1,364.2	23.4	2.30	1,739.8	39.0	3.00

Total Domestic Deposits	5,247.2	10.2	0.77	4,982.2	20.4	1.62	5,252.9	37.8	0.96	4,905.6	65.2	1.78
Foreign Deposits
Time Due to Banks	5.3	—	—	9.6	—	—	2.1	—	—	54.8	0.8	1.90
Other Time and Savings	33.6	0.1	0.63	38.3	0.2	1.68	31.5	0.2	0.91	60.2	0.7	1.69

Total Foreign Deposits	38.9	0.1	0.78	47.9	0.2	1.59	33.6	0.2	0.92	115.0	1.5	1.79

Total Interest Bearing Deposits	5,286.1	10.3	0.77	5,030.1	20.6	1.62	5,286.5	38.0	0.96	5,020.6	66.7	1.78
Short-Term Borrowings	827.8	2.3	1.08	1,301.3	7.7	2.34	763.3	7.4	1.29	1,503.7	27.6	2.46
Long-Term Debt	325.7	4.4	5.40	451.6	6.9	6.10	362.3	15.7	5.80	498.7	23.3	6.25

Total Interest Bearing Liabilities	6,439.6	17.0	1.04	6,783.0	35.2	2.06	6,412.1	61.1	1.27	7,023.0	117.6	2.24

Net Interest Income		$91.1			$92.2			$272.7			$280.3

Interest Rate Spread			3.87%			3.49%			3.85%			3.41%
Net Interest Margin			4.15%			4.03%			4.19%			3.97%
Non-Interest Bearing Demand Deposits (Domestic)	1,844.4			1,547.5			1,726.2			1,541.3
Other Liabilities	344.1			321.6			354.4			312.0
Shareholders’ Equity	871.9			1,152.3			925.3			1,221.9

Total Liabilities and Shareholders’ Equity	$9,500.0			$9,804.4			$9,418.0			$10,098.2

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation.

Table 3

Analysis of Change in Net Interest Income—Tax Equivalent Basis (Unaudited)

	Nine Months Ended September 30, 2003 Compared to September 30, 2002 [2]
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Interest Bearing Deposits	$(15.0)	$2.3	$(12.7)
Funds Sold	—	(0.9)	(0.9)
Investment Securities
Held to Maturity	2.6	(4.6)	(2.0)
Available for Sale	10.3	(31.7)	(21.4)
Loans Held for Sale	(4.2)	(1.3)	(5.5)
Net Loans and Lease Financing
Commercial and Industrial	(7.8)	(1.7)	(9.5)
Construction	(2.3)	(0.9)	(3.2)
Commercial Mortgage	2.6	(4.2)	(1.6)
Residential Mortgage	(4.8)	(9.7)	(14.5)
Installment	10.4	(4.6)	5.8
Home Equity	2.4	(2.5)	(0.1)
Purchased Home Equity	5.3	—	5.3
Lease Financing	(0.4)	(2.3)	(2.7)

Total Net Loans and Lease Financing	5.4	(25.9)	(20.5)
Other	(0.9)	(0.2)	(1.1)

Total Change in Interest Income	(1.8)	(62.3)	(64.1)

Change in Interest Expense:
Interest Bearing Deposits
Domestic Deposits
Demand	0.5	(1.7)	(1.2)
Savings	4.5	(15.1)	(10.6)
Time	(7.5)	(8.1)	(15.6)

Total Domestic Deposits	(2.5)	(24.9)	(27.4)
Foreign Deposits	(0.8)	(0.5)	(1.3)

Total Interest Bearing Deposits	(3.3)	(25.4)	(28.7)
Short-Term Borrowings	(10.2)	(10.0)	(20.2)
Long-Term Debt	(6.0)	(1.6)	(7.6)

Total Change in Interest Expense	(19.5)	(37.0)	(56.5)

Change in Net Interest Income	$17.7	$(25.3)	$(7.6)

[1]	The changes for each category of interest income and expense are divided between the portion of changes attributable to the variance in volume or rate for that category.
[2]	Certain 2002 information has been reclassified to conform to 2003 presentation.

Provision for Loan and Lease Losses

Consistent with the previous four quarters, no Provision for Loan and Lease Losses (“Provision”) was recorded for the three months ended September 30, 2003. This resulted in a reduction in the Allowance for Loan and Lease Losses (“Allowance”) equal to the amount of net charge-offs of $5.3 million for the third quarter and $10.2 million for the first nine months of 2003. No Provision was recorded in the third quarter of 2002 and the Provision for the first nine months of 2002 was $11.6 million. For further information on Credit Quality, refer to the section on “Corporate Risk Profile-Credit Risk.”

Non-Interest Income

Non-interest income for the three and nine month periods ended September 30, 2003 increased $6.8 million and $1.3 million, respectively, from the same periods of 2002.

The decline in trust and asset management income in the third quarter and first nine months of 2003 from the same periods of 2002 was primarily attributable to a decrease in the market values of assets under administration and lower investment advisory fees on money market assets due to declining short-term interest rates.

Mortgage banking income increased $2.2 million, or 60%, in the third quarter of 2003 compared to the same period in 2002. For the nine months ended September 30, 2003, mortgage banking income declined $2.2 million, or 15%, compared to the same period in 2002. During the first nine months of 2003, mortgage interest rates declined to near record lows. As a result, mortgage loan activity was strong, with high levels of loan originations, but also high levels of loan prepayments. Because mortgage loan production was higher in 2003 than in 2002, sales of newly originated loans and related gains were also higher. Net servicing income was lower in 2003 compared to 2002 due to increased amortization of mortgage servicing rights resulting from the high level of prepayments. The decrease in mortgage banking income in the first nine months of 2003 from the prior year was attributable to a first quarter 2002 recovery in loan valuations that amounted to $4.4 million, following a market value adjustment made at December 31, 2001.

Service charges on deposit accounts increased by 9% in the first nine months of 2003 compared to the same period last year largely attributable to a 7% increase in deposit balances from September 30, 2002 to September 30, 2003. In addition, overdraft fees increased from a new fee structure implemented in late 2002 and account analysis fees increased because customers received lower offsetting earnings credits as a result of the lower interest rate environment.

The increase in fees, exchange, and other service charges in the third quarter and the first nine months of 2003 compared to the same periods in 2002 was mainly due to a prepayment penalty on a commercial real estate loan in the third quarter of 2003.

Insurance income increased 49% and 29%, respectively, in the third quarter and first nine months of 2003 compared to 2002. The third quarter increase is attributable to settlements for prior period claim experience and increased premiums of the commercial insurance business. In addition, in the first nine months of 2003, in conjunction with consumer loan growth, credit life and disability insurance premium income has increased.

Other operating income for the nine months ended September 30, 2003 declined 11% from the same period in 2002 primarily due to decreased sales of annuities and other brokerage services.

Non-Interest Expense

Non-interest expense declined $2.9 million or 3% in the third quarter of 2003 compared to the same period in 2002, primarily due to a reduction in costs associated with the information technology systems replacement project and the related reduction in salary and equipment expenses. Non-interest expense increased $1.9 million in the first nine months of 2003 compared to the same period in 2002 resulting from a $15.3 million increase in the systems replacement project costs which was offset by declines in other expense categories. The project was completed in the third quarter of 2003 and no additional conversion expenses are expected. Refer to Note 2 to the Consolidated Financial Statements for additional information on the systems replacement project.

Salaries and employee benefits expense decreased 1% for the first nine months of 2003 compared to the same period in 2002 mainly due to a 6% decrease in the number of employees. Partially offsetting the decrease in base salary expense was an increase in compensation expense for the accelerated vesting of restricted stock as a result of meeting certain stock performance thresholds and an increase in commission expense associated with higher mortgage loan originations.

Net equipment expense declined 13% for the first nine months of 2003 compared to the same period in 2002 primarily due to reduced depreciation costs resulting from the systems replacement project. Refer to Note 2 to the Consolidated Financial Statements for additional information on the systems replacement project.

Other operating expense decreased by $6.0 million in the first nine months of 2003 compared to the same period in 2002 primarily due to a decline in expenses relating to professional services, sales and service training, legal services, advertising and marketing and Federal Deposit Insurance Corporation insurance. Partially offsetting the decline was a $1.5 million contribution to the Bank of Hawaii Charitable Foundation.

Income Tax

Income tax expense remained relatively flat for the first nine months of 2003 as compared to the same period in 2002. The effective tax rate was 34.5% which approximates the rate expected for the full year 2003.

BALANCE SHEET ANALYSIS

Short-Term Interest Earning Assets

Short-term interest-earning assets, consisting of interest-bearing deposits and funds sold, totaled $208.7 million at September 30, 2003, compared to $745.0 million and $1.1 billion at December 31, 2002 and September 30, 2002, respectively. The decline was mainly due to the use of funds to repurchase the Company’s stock, invest in longer-term assets and reduce debt.

Investments

The Company’s investment portfolio is managed in an effort to meet strategic asset/liability objectives, to provide both interest income and balance sheet liquidity and to collateralize customer deposits. Securities available for sale at September 30, 2003 were $2.0 billion, compared to $2.3 billion at December 31, 2002, and $2.2 billion at September 30, 2002. The 11% decrease from year-end 2002 is attributable to prepayments of investment securities. The proceeds were utilized to purchase investment securities which were designated as held to maturity. Securities held to maturity were $754.7 million at September 30, 2003, an increase from $229.7 million at December 31, 2002 and $277.9 million at September 30, 2002. At September 30, 2003 and December 31, 2002 investment securities with a book value of $1.3 billion and $1.5 billion, respectively, were pledged as collateral for repurchase agreements.

Loans Held for Sale

Loans held for sale, primarily residential mortgage loans, totaled $23.1 million at September 30, 2003, a decrease of $17.0 million and $7.7 million from December 31, 2002 and September 30, 2002, respectively. The decrease from prior periods is due to increased sales activities in the secondary market.

Loans

As of September 30, 2003, loans outstanding increased to $5.6 billion from $5.4 billion at year-end 2002. The increase was attributable to increases in residential and commercial mortgages, home equity loans, and other consumer loans, including automobile and direct personal loans.

Table 4 presents the composition of the loan portfolio by major loan categories and Table 5 presents the composition of consumer loans by geographic area.

Table 4

Loan Portfolio Balances (Unaudited)

(dollars in millions)	September 30, 2003	June 30, 2003	December 31, 2002 [1]	September 30, 2002 [1]
Domestic
Commercial
Commercial and Industrial	$843.9	$808.5	$875.0	$863.3
Commercial Mortgage	629.2	689.7	591.1	616.5
Construction	92.3	83.6	127.5	146.3
Lease Financing	426.9	416.9	427.3	433.6

Total Commercial	1,992.3	1,998.7	2,020.9	2,059.7
Consumer
Residential Mortgage	2,329.4	2,222.0	2,131.4	2,259.8
Home Equity	446.0	450.3	428.2	419.2
Purchased Home Equity	109.8	145.6	185.8	—
Other Consumer	582.9	554.8	493.3	421.6
Lease Financing	35.3	34.0	34.5	36.5

Total Consumer	3,503.4	3,406.7	3,273.2	3,137.1

Total Domestic	5,495.7	5,405.4	5,294.1	5,196.8

Foreign	74.7	66.5	64.9	62.5

Total Loans	$5,570.4	$5,471.9	$5,359.0	$5,259.3

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation.

Table 5

Consumer Loans by Geographic Area (Unaudited)

(dollars in millions)	September 30, 2003	June 30, 2003	December 31, 2002 [1]	September 30, 2002 [1]
Hawaii
Residential Mortgage	$2,118.4	$2,019.5	$1,923.6	$2,051.1
Home Equity	437.1	441.2	419.2	410.2
Other Consumer	494.3	466.1	418.5	345.4
Guam
Residential Mortgage	206.1	197.3	202.9	203.7
Home Equity	8.9	9.1	9.0	9.0
Other Consumer	56.0	52.6	42.8	45.6
U.S. Mainland
Purchased Home Equity	109.8	145.6	185.8	—
American Samoa and Other Pacific Islands
Residential Mortgage	4.9	5.2	4.9	5.0
Other Consumer	67.9	70.1	66.5	67.1

Total	$3,503.4	$3,406.7	$3,273.2	$3,137.1

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation.

Mortgage Servicing Rights

As of September 30, 2003, the Company’s portfolio of residential loans serviced for third parties totaled $3.1 billion, a decrease of $0.8 billion and $1.0 billion from December 31, 2002 and September 30, 2002, respectively. The carrying value of mortgage servicing rights amounted to $23.3 million at September 30, 2003, a decrease of $5.6 million and $6.6 million from December 31, 2002 and September 30, 2002, respectively. These decreases are attributable to the high level of mortgage prepayments that have resulted from the low interest rate environment in 2003. The Company did not incur an impairment charge related to mortgage servicing rights thus far in 2003. The prepayment speed of Hawaii mortgages continues to be lower than national speeds.

Deposits

As of September 30, 2003, deposits totaled $7.1 billion, a $0.2 billion increase from December 31, 2002 and a $0.5 billion increase from September 30, 2002. The Company’s deposit growth has primarily been in demand and savings deposits, while higher cost time deposits have been reduced.

Borrowings

Short-term borrowings, including securities sold under agreements to repurchase, funds purchased, and other short-term borrowings, totaled $0.8 billion at September 30, 2003 and December 31, 2002, and $1.2 billion at September 30, 2002. The reduction in short-term borrowings reflected the modest net funding needs of the Company. For additional information, refer to the section on “Corporate Risk Profile—Liquidity Management”.

Shareholders’ Equity

The Company’s capital position remains strong. A further discussion of the Company’s capital is included in the “Corporate Risk Profile—Capital Management” section of this report.

Guarantees

The Company’s standby letters of credit totaled $107.9 million as of September 30, 2003.

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

The business segments are primarily managed with a focus on performance measures, including risk adjusted return on capital (“RAROC”) and net income after capital charge (“NIACC”). RAROC is the ratio of net income to risk-adjusted equity. Equity is allocated to each business segment based on an assessment of its inherent risk. NIACC is net income available to common shareholders less a charge for allocated capital. The cost of capital is determined by multiplying management’s estimate of the shareholder’s minimum required rate of return on capital invested (11% for 2003 and 12% for 2002) by the segment’s allocated equity. The Company assumes a cost of capital that is equal to the long-term government bond rate plus an additional level of return for the average risk premium of an equity investment adjusted for the Company’s market risk. The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company’s overall asset and liability management activities on a proportionate basis. During the third quarter of 2003, the Company changed the credit assigned for the value of deposits. Previously reported 2003 results have been reclassified to conform to the current methodology. The basis for the allocation of net interest income is a function of management decisions and assumptions which are subject to change based on changes in current interest rate and market conditions. The Provision charged to the Treasury and Other Corporate segment represents changes in the level of the Allowance. The Provision recorded in the Retail Banking, Commercial Banking, and Investment Services Group segments represents actual net charge-offs of these segments.

The financial results for the three and nine months ended September 30, 2003 and 2002 are discussed below and are presented in Table 6 and Table 6a, respectively.

Retail Banking

The Company’s Retail Banking segment offers a broad range of financial products and services to consumers and small businesses. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans. Deposit products include checking, savings and time deposit accounts. The Retail Banking segment also provides merchant services to its small business customers. Products and services from the Retail Banking segment are delivered to customers through 74 Hawaii branch locations and over 500 bank ATMs in the State of Hawaii, e-bankoh (on-line banking service), and 24-hour telephone banking service.

The improvement in the segment’s financial measures for the three and nine months ended September 30, 2003 compared to the same periods in 2002 was primarily due to an increase in net interest income and non-interest income. In addition, for the nine months of 2003 compared to the same period in 2002 the improvement was due to the decrease in non-interest expense resulting from reductions in technology support and advertising costs. These positive trends were partially offset by an increase in the Provision and system replacement project expenses in 2003. The increase in net interest income for the Retail Banking segment was reflective of higher average loan and lease balances and lower deposit interest expense. Average loans and leases increased by $304.7 million, or 10.4%, as compared to the third quarter of 2002, largely as a result of strong growth in the Retail Banking segment’s automobile, direct personal, small business and home equity portfolios, augmented by a purchase of home equity loans in December 2002. The increase in non-interest income was primarily due to an increase in mortgage banking income, service charges, fees and insurance income. The third quarter 2003 to third quarter 2002 increase in non-interest expense was primarily due to an increase in commissions resulting from higher mortgage loan origination volume in 2003.

Commercial Banking

The Commercial Banking segment offers products including corporate banking and commercial real estate loans, lease financing, auto dealer financing, deposit and cash management products, and property and casualty insurance products. Lending, deposit and cash management services are offered to middle-market and large companies in Hawaii. Commercial real estate mortgages are focused on customers that include investors, developers and builders primarily domiciled in Hawaii. The Commercial Banking unit also serves customers through its 14 branches in the Pacific Islands. As part of the initiatives for improving efficiency, the representative office in Tokyo was closed in the third quarter of 2003.

The improvement in the segment’s financial measures for the three and nine months ended September 30, 2003 compared to the same periods in 2002 was a result of an increase in non-interest income, decreases in the Provision and non-interest expense, moderately offset by lower net interest income. The increase in non-interest income was due to a prepayment penalty fee on a commercial real estate loan, and an increase in insurance income and other fees. The decline in the Provision was a result of improved credit quality of the loan portfolio. The decline in non-interest expense was due to savings from lower staffing levels and other direct expenses including the realization of system conversion benefits, as well as savings from allocated expenses.

Investment Services Group

The Investment Services Group includes private banking, trust services, asset management, institutional investment advice, and retail brokerage. A significant portion of this segment’s income is derived from fees, which are generally based on the market values of assets under management. The private banking and personal trust group assists individuals and families in building and preserving their wealth by providing investment, credit, and trust expertise to high-net-worth individuals. The asset management group manages portfolios and creates investment products. Institutional sales and service offers investment advice to corporations, government entities, and foundations. Also included in the segment is Bankoh Investment Services, Inc., a full service brokerage offering equities, mutual funds, and annuities.

The decline in the segment’s financial measures for the three and nine months ended September 30, 2003 compared to the same periods in 2002, was primarily due to a decrease in non-interest income attributable to a decrease in trust and asset management fee income which resulted from declines in the value of assets under management and from decreased sales and fee income. The decrease in non-interest expense for the first nine months of 2003 compared to the same period in 2002 was mainly due to a decrease in outside service fees and commissions.

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

This segment also includes divisions that provide a wide-range of support (Technology and Operations, Human Resources, Finance and Legal, and Risk Management) to the other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process. This segment also includes the system replacement project expenses that are not incurred by or allocated to the Retail, Commercial and Investment Services Group segments.

The improvement in the segment’s financial measures for the third quarter of 2003 compared to the same quarter in 2002 was primarily due to an increase in non-interest income resulting from securities gains recorded in the third quarter of 2003. The lower capital charge was due to the reduction of the Company’s excess capital as a result of the continuing share repurchase activity. The decline in the segment’s financial measures for the nine month period of 2003 compared to the same period in 2002 was attributable to the increase in system replacement project expenses.

On a consolidated basis, the Company considers NIACC a measure of value creation. For the nine months ended September 30, 2003, consolidated NIACC was a positive $8.7 million, a result of improved financial performance primarily in the third quarter of 2003 and more efficient use of capital.

Table 6

Business Segment Selected Financial Information (Unaudited)

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services Group	Treasury and Other Corporate	Consolidated Total
Three Months Ended September 30, 2003
Net Interest Income	$51,317	$33,958	$3,001	$2,829	$91,105
Provision for Loan and Lease Losses	(2,451)	(3,549)	5	5,995	—

Net Interest Income After Provision for Loan and Lease Losses	48,866	30,409	3,006	8,824	91,105
Non-Interest Income	23,044	12,148	15,288	3,311	53,791

	71,910	42,557	18,294	12,135	144,896
Information Technology Systems Replacement Project	(36)	—	—	(4,313)	(4,349)
Non-Interest Expense	(44,240)	(22,313)	(15,763)	(2,212)	(84,528)

Income Before Income Taxes	27,634	20,244	2,531	5,610	56,019
Provision for Income Taxes	(10,224)	(7,357)	(937)	(814)	(19,332)

Allocated Net Income	17,410	12,887	1,594	4,796	36,687

Allowance Funding Value	(152)	(940)	(7)	1,099	—
GAAP Provision	2,451	3,549	(5)	(5,995)	—
Economic Provision	(3,014)	(3,139)	(106)	(12)	(6,271)
Tax Effect of Adjustments	265	196	44	1,815	2,320

Income Before Capital Charge	16,960	12,553	1,520	1,703	32,736
Capital Charge	(5,614)	(5,586)	(1,493)	(11,270)	(23,963)

Net Income (Loss) After Capital Charge (NIACC)	$11,346	$6,967	$27	$(9,567)	$8,773

RAROC (ROE for the Company)	33%	25%	11%	1%	17%

Total Assets at September 30, 2003	$3,507,960	$2,226,160	$140,735	$3,495,900	$9,370,755

Three Months Ended September 30, 2002 [1]
Net Interest Income	$49,432	$35,738	$3,219	$3,792	$92,181
Provision for Loan and Lease Losses	(722)	(4,456)	(76)	5,254	—

Net Interest Income After Provision for Loan and Lease Losses	48,710	31,282	3,143	9,046	92,181
Non-Interest Income	19,897	8,295	16,640	2,205	47,037

	68,607	39,577	19,783	11,251	139,218
Information Technology Systems Replacement Project	(587)	—	—	(5,989)	(6,576)
Non-Interest Expense	(42,628)	(24,260)	(15,711)	(2,568)	(85,167)

Income Before Income Taxes	25,392	15,317	4,072	2,694	47,475
Provision for Income Taxes	(9,395)	(5,587)	(1,507)	(786)	(17,275)

Allocated Net Income	15,997	9,730	2,565	1,908	30,200

Allowance Funding Value	(201)	(1,507)	(8)	1,716	—
GAAP Provision	722	4,456	76	(5,254)	—
Economic Provision	(3,128)	(3,340)	(121)	(7)	(6,596)
Tax Effect of Adjustments	965	144	20	1,312	2,441

Income (Loss) Before Capital Charge	14,355	9,483	2,532	(325)	26,045
Capital Charge	(5,216)	(5,814)	(1,475)	(19,176)	(31,681)

Net Income (Loss) After Capital Charge (NIACC)	$9,139	$3,669	$1,057	$(19,501)	$(5,636)

RAROC (ROE for the Company)	30%	18%	19%	0%	10%

Total Assets at September 30, 2002	$3,135,752	$2,325,782	$118,625	$4,122,541	$9,702,700

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation.

Table 6a

Business Segment Selected Financial Information (Unaudited)

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services Group	Treasury and Other Corporate	Consolidated Total
Nine Months Ended September 30, 2003
Net Interest Income	$156,518	$102,981	$9,664	$3,427	$272,590
Provision for Loan and Lease Losses	(4,620)	(6,721)	5	11,336	—

Net Interest Income After Provision for Loan and Lease Losses	151,898	96,260	9,669	14,763	272,590
Non-Interest Income	64,328	28,507	46,396	10,052	149,283

	216,226	124,767	56,065	24,815	421,873
Information Technology Systems Replacement Project	(986)	(23)	(333)	(20,529)	(21,871)
Non-Interest Expense	(127,035)	(68,237)	(47,604)	(9,724)	(252,600)

Income (Loss) Before Income Taxes	88,205	56,507	8,128	(5,438)	147,402
Provision for Income Taxes	(32,636)	(20,560)	(3,007)	5,323	(50,880)

Allocated Net Income (Loss)	55,569	35,947	5,121	(115)	96,522

Allowance Funding Value	(465)	(3,181)	(23)	3,669	—
GAAP Provision	4,620	6,721	(5)	(11,336)	—
Economic Provision	(8,623)	(9,225)	(350)	(22)	(18,220)
Tax Effect of Adjustments	1,653	2,103	140	2,845	6,741

Income (Loss) Before Capital Charge	52,754	32,365	4,883	(4,959)	85,043
Capital Charge	(16,500)	(16,314)	(4,523)	(39,008)	(76,345)

Net Income (Loss) After Capital Charge (NIACC)	$36,254	$16,051	$360	$(43,967)	$8,698

RAROC (ROE for the Company)	35%	22%	12%	(1)%	14%

Total Assets at September 30, 2003	$3,507,960	$2,226,160	$140,735	$3,495,900	$9,370,755

Nine Months Ended September 30, 2002 [1]
Net Interest Income	$153,306	$108,380	$9,640	$8,687	$280,013
Provision for Loan and Lease Losses	(3,213)	(14,061)	(76)	5,734	(11,616)

Net Interest Income After Provision for Loan and Lease Losses	150,093	94,319	9,564	14,421	268,397
Non-Interest Income	62,384	25,681	51,840	8,075	147,980

	212,477	120,000	61,404	22,496	416,377
Restructuring and Other Related Costs	—	—	—	(1,979)	(1,979)
Information Technology Systems Replacement Project	(587)	—	—	(5,989)	(6,576)
Non-Interest Expense	(133,454)	(73,604)	(49,830)	(7,093)	(263,981)

Income Before Income Taxes	78,436	46,396	11,574	7,435	143,841
Provision for Income Taxes	(29,021)	(16,927)	(4,283)	(1,338)	(51,569)

Allocated Net Income	49,415	29,469	7,291	6,097	92,272

Allowance Funding Value	(672)	(4,656)	(19)	5,347	—
GAAP Provision	3,213	14,061	76	(5,734)	11,616
Economic Provision	(8,536)	(11,247)	(372)	(9)	(20,164)
Tax Effect of Adjustments	2,218	682	117	146	3,163

Income Before Capital Charge	45,638	28,309	7,093	5,847	86,887
Capital Charge	(15,787)	(18,423)	(4,596)	(62,026)	(100,832)

Net Income (Loss) After Capital Charge (NIACC)	$29,851	$9,886	$2,497	$(56,179)	$(13,945)

RAROC (ROE for the Company)	32%	17%	17%	13%	10%

Total Assets at September 30, 2002	$3,135,752	$2,325,782	$118,625	$4,122,541	$9,702,700

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation.

FOREIGN OPERATIONS

As of September 30, 2003, the countries in which the Company maintains its largest exposure on a cross-border basis include the Netherlands, United Kingdom, Australia and Canada. Table 7 presents, as of September 30, 2003, December 31, 2002, and September 30, 2002, a geographic distribution of the Company’s cross-border assets for selected countries. The primary component of cross-border assets as of September 30, 2003 was interest bearing deposits of $201.1 million.

Table 7

Geographic Distribution of Cross-Border International Assets (Unaudited)1

(dollars in millions)
Country	September 30, 2003	December 31, 2002 [2]	September 30, 2002 [2]
Australia	$36.9	$63.2	$110.3
Canada	32.5	31.9	120.0
France	7.9	34.2	73.5
Germany	25.9	100.6	76.2
Netherlands	91.9	98.0	107.8
Singapore	—	100.1	139.2
United Kingdom	59.7	170.5	309.7
All Others	51.3	74.4	205.7

Total	$306.1	$672.9	$1,142.4

[1]	Cross-border outstandings are defined as foreign monetary assets that are payable to the Company in U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies. Cross-border outstandings include loans, acceptances, interest bearing deposits with other banks, other interest bearing investments and other monetary assets.
[2]	Certain 2002 information has been reclassified to conform to 2003 presentation.

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

The Company’s asset quality continued to improve as evidenced by lower levels of internally criticized loans and non-performing assets, and a continued positive trend in the level of commercial net charge-offs. The Company’s lower risk position relative to a year ago in the corporate portfolio reflects the execution of portfolio strategy to shift to lower risk industries as well as reduce large borrower concentrations, syndicated national credits, and exposure to certain industries. Management continues to monitor the portfolio in an effort to identify and disengage from deteriorating credits. In the Hawaii commercial portfolio, overall risk has been generally stable primarily due to the resiliency of the Hawaii economy. In the retail portfolios, higher retail net charge-offs were due to a combination of growth and the non-recurring charge-off of the remaining balance of the portfolios for four Pacific Island branches where operations were previously discontinued.

Although the Company’s credit risk profile continues to improve overall, two components, airline/aircraft and Guam, continue to carry higher risk characteristics. Information about these components is summarized in Table 8.

Risk in the airline industry, while recently showing less negative trends, continues to remain high as the industry struggles with elevated cost structures, growing competition from low cost carriers that reduced higher-margin business travel, potential global mergers and marketing alliances, and a less certain geopolitical environment. The risk of additional domestic and/or international airline bankruptcies may place further downward pressure on aircraft values and lease rents.

In Guam, which is materially dependent on tourism and military spending, economic stress continues. The Guam hotel portfolio had $17.8 million in exposure at September 30, 2003 of which $6.0 million, or 33%, was guaranteed by financial institutions or entities with limited exposure to tourism.

At September 30, 2003, the largest syndicated loan outstanding amounted to $26.7 million to a prominent Hawaii based hotel operator while the second largest was $23.3 million to a Hawaii shopping center operator. The ten largest syndicated loans outstanding totaled $146.2 million to the real estate, hospitality, and gaming industries. As of September 30, 2003, one unfunded syndicated commitment, which had $6.1 million in exposure (less than 1% of total syndicated commitments), was internally classified.

Table 8

Selected Concentrations of Credit Exposure (Unaudited)

	September 30, 2003			December 31, 2002	September 30, 2002 [1]
(dollars in millions)	Outstanding	Unused Commitments	Total Exposure	Total Exposure	Total Exposure
Air Transportation
Regional Passenger Carriers	$45.1	$12.5	$57.6	$57.3	$57.2
United States Based Passenger Carriers	39.9	—	39.9	39.6	48.3
International Based Passenger Carriers	31.7	—	31.7	32.1	32.2
Cargo Carriers	14.4	—	14.4	15.0	15.0

Total Air Transportation	$131.1	$12.5	$143.6	$144.0	$152.7

Guam
Hotel	$17.8	$—	$17.8	$44.4	$104.7
Other Commercial	147.2	35.9	183.1	166.0	134.6
Consumer	271.0	6.5	277.5	257.4	250.6

Total Guam	$436.0	$42.4	$478.4	$467.8	$489.9

Syndicated Exposure	$249.1	$624.4	$873.5	$1,002.1	$1,075.8

Exposure includes loans, leveraged leases and operating leases.

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation.

Non-Performing Assets

Non-performing assets (“NPAs”) were $40.1 million at September 30, 2003, a decline of $14.3 million, or 26%, from the end of 2002. The improvement in non-performing assets was largely the result of loans that were returned to accrual status or paid-off, and a reduction in foreclosed assets due to sales. The addition of one $7.6 million credit to a Hawaii-based company in the second quarter of 2003 partially offset total reductions.

Compared to the same quarter last year, non-performing assets decreased by $23.2 million, or 37%. Improvement from the prior year quarter was largely due to payments, the return of loans to accrual status, and charge-offs. At September 30, 2003, the ratio of non-performing assets to total loans and foreclosed real estate was 0.72%, down from 1.01% at December 31, 2002 and 1.20% at September 30, 2002.

NPAs in Guam were $14.4 million at September 30, 2003, a decline of $1.1 million from June 30, 2003 primarily due to the sale of foreclosed assets. As a percent of total NPAs, Guam loans represented 36%, a decrease from 48% at December 31, 2002.

Non-accrual loans were $31.4 million at September 30, 2003, down $13.6 million, or 30%, from $45.0 million at December 31, 2002, and by $14.3 million, or 31%, from $45.7 million at September 30, 2002. Non-accrual loans as a percentage of total loans were 0.56% at September 30, 2003, down from 0.84% at December 31, 2002 and 0.87% at September 30, 2002.

Foreclosed assets were $8.7 million at September 30, 2003, a decrease of $0.7 million from $9.4 million at December 31, 2002 and a decrease of $8.9 million from $17.6 million for the same period last year. The decline from the same period in the prior year was due primarily to the sale of the majority of the Company’s largest parcel of foreclosed real estate in the fourth quarter of 2002.

Impaired loans at September 30, 2003 of $19.5 million decreased $22.4 million, or 53%, from $41.9 million at December 31, 2002. These loans had a related Allowance that totaled $1.7 million at September 30, 2003, a decrease of $6.6 million from year end 2002. Compared to September 30, 2002, impaired loans decreased by $34.0 million, or 64%, from $53.5 million and had a related Allowance of $7.0 million.

Accruing loans past due 90 days or more were $3.9 million at September 30, 2003, an increase of $0.7 million from June 30, 2003 and $2.1 million from December 31, 2002. The increase for both periods was primarily due to installment loans resulting from the seasoning of the Fall 2002 direct mail campaign. Despite this increase, delinquencies remain low at 20 basis points of the outstanding balance.

For further information on non-performing assets refer to Table 9.

Table 9

Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More (Unaudited)

(dollars in millions)	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002 [1]
Non-Performing Assets
Non-Accrual Loans
Commercial
Commercial and Industrial	$7.8	$8.8	$2.4	$5.9	$6.4
Commercial Mortgage	11.0	11.2	17.9	20.3	18.1
Construction	—	—	—	0.5	0.9
Lease Financing	2.4	2.5	3.2	4.1	5.7

Total Commercial	21.2	22.5	23.5	30.8	31.1
Consumer
Residential Mortgage	9.7	10.2	11.5	13.9	14.3
Home Equity	0.5	—	0.1	0.3	0.2
Other Consumer	—	—	—	—	0.1

Total Consumer	10.2	10.2	11.6	14.2	14.6

Total Non-Accrual Loans	31.4	32.7	35.1	45.0	45.7

Foreclosed Real Estate	8.7	9.3	9.1	9.4	17.6

Total Non-Performing Assets	$40.1	$42.0	$44.2	$54.4	$63.3

Accruing Loans Past Due 90 Days or More
Commercial
Commercial and Industrial	$0.7	$0.5	$—	$0.2	$—
Commercial Mortgage	—	—	0.4	0.3	—

Total Commercial	0.7	0.5	0.4	0.5	—
Consumer
Residential Mortgage	2.0	1.8	1.6	0.6	1.4
Home Equity	—	0.1	—	—	—
Purchased Home Equity	0.1	0.1	—	—	—
Other Consumer	1.1	0.4	2.3	0.7	0.3

Total Consumer	3.2	2.4	3.9	1.3	1.7

Total Accruing and Past Due	$3.9	$2.9	$4.3	$1.8	$1.7

Total Loans	$5,570.4	$5,471.9	$5,565.4	$5,359.0	$5,259.3

Ratio of Non-Accrual Loans to Total Loans	0.56%	0.60%	0.63%	0.84%	0.87%

Ratio of Non-Performing Assets to Total Loans and Foreclosed Real Estate	0.72%	0.77%	0.79%	1.01%	1.20%

Ratio of Non-Performing Assets and Accruing Loans
Past Due 90 Days or More to Total Loans	0.79%	0.82%	0.87%	1.05%	1.24%

Quarter to Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$42.0	$44.2	$54.4	$63.3	$78.8
Additions	3.2	11.6	4.8	12.0	7.0
Reductions
Payments and Sales of Loans	(1.8)	(4.3)	(5.6)	(6.9)	(8.5)
Return to Accrual	(1.5)	(7.5)	(5.6)	(1.9)	(9.1)
Sales of Foreclosed Assets	(1.0)	(0.7)	(1.1)	(9.4)	(1.4)
Charge-offs	(0.8)	(1.3)	(2.7)	(2.7)	(3.5)

Total Reductions	(5.1)	(13.8)	(15.0)	(20.9)	(22.5)

Balance at End of Quarter	$40.1	$42.0	$44.2	$54.4	$63.3

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation.

Allowance for Loan and Lease Losses

The Company maintains an Allowance adequate to cover management’s estimate of probable credit losses inherent in its lending portfolios based on a comprehensive quarterly analysis of historical loss experience supplemented by judgmental expectations of portfolio performance and economic conditions as of a given balance sheet date.

The Allowance at September 30, 2003 of $132.7 million decreased from $142.9 million at December 31, 2002, and $154.5 million at September 30, 2002. The current quarter and year-over-year decreases were consistent with improvements in credit quality and the estimated impact of current economic conditions on portfolio performance. The ratio of the Allowance to total loans was 2.38% at September 30, 2003, a decrease from 2.67% at December 31, 2002 and 2.94% at September 30, 2002. A summary of the activity for the Allowance is presented in Table 10.

Net charge-offs for the third quarter of 2003 were $5.3 million, or 0.38% (annualized), of total average loans compared to $4.5 million, or 0.33% (annualized), of total average loans in the third quarter of 2002. Net charge-offs included $3.6 million of loans, primarily consumer, remaining in the Pacific Islands branches that were closed in 2002. Net charge-offs for the first nine months of 2003 were $10.2 million, or 0.25% (annualized), of total average loans, a decrease from $16.1 million, or 0.39% (annualized), of total average loans in the comparable period last year. This improvement reflects management’s execution of portfolio strategies in an effort to shift to lower risk industries, reduce large borrower concentrations and syndicated national credits, and the resiliency of the Hawaii economy, as well as enhanced credit management and collection process in the retail portfolios.

Table 10

Consolidated Allowance for Loan and Lease Losses (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2003	June 30, 2003	September 30, 2002 [1]	September 30,
(dollars in millions)				2003	2002 [1]
Balance at Beginning of Period	$138.0	$140.0	$159.0	$142.9	$159.0
Loans Charged-Off
Commercial
Commercial and Industrial	(1.1)	(0.6)	(0.9)	(3.3)	(11.0)
Commercial Mortgage	(0.2)	(0.4)	(2.5)	(0.6)	(2.9)
Construction	—	—	—	(0.5)	(0.5)
Lease Financing	—	(0.3)	(0.1)	(0.3)	(0.3)
Consumer
Residential Mortgage	(0.2)	(0.7)	(0.6)	(1.5)	(3.0)
Home Equity	—	—	—	(0.1)	(0.2)
Other Consumer	(6.8)	(3.6)	(3.0)	(13.5)	(9.7)
Lease Financing	—	—	(0.1)	(0.2)	(0.2)

Total Charge-Offs	(8.3)	(5.7)	(7.2)	(20.0)	(27.8)
Recoveries on Loans Previously Charged-Off
Commercial
Commercial and Industrial	0.6	1.8	0.7	3.0	3.4
Commercial Mortgage	—	0.1	—	0.1	2.0
Construction	—	0.1	—	1.0	—
Consumer
Residential Mortgage	0.5	0.3	0.1	0.9	0.8
Home Equity	—	—	—	0.1	0.1
Other Consumer	1.5	1.3	1.5	4.2	4.8
Lease Financing	—	—	—	—	—
Foreign	0.4	—	0.4	0.5	0.7

Total Recoveries	3.0	3.6	2.7	9.8	11.7

Net Loan Charge-Offs	(5.3)	(2.1)	(4.5)	(10.2)	(16.1)
Provision for Loan and Lease Losses	—	—	—	—	11.6

Balance at End of Period	$132.7	$138.0	$154.5	$132.7	$154.5

Average Loans Outstanding	$5,546.5	$5,518.4	$5,350.0	$5,508.9	$5,479.1

Ratio of Net Charge-Offs to Average Loans Outstanding (annualized)	0.38%	0.15%	0.33%	0.25%	0.39%
Ratio of Allowance to Loans Outstanding	2.38%	2.52%	2.94%	2.38%	2.94%

[1]	Certain 2002 information has been reclassified to conform to 2003 presentation.

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

The Company’s trading activities include foreign currency and foreign exchange contracts that expose the Company to a minor degree of foreign currency risk. These transactions are executed on behalf of customers and for the Company’s own account. The remaining exposure from foreign currency trading positions during the first nine months of 2003 was immaterial.

The Company’s “other than trading” activities include normal business transactions that expose the Company’s balance sheet to interest rate risk.

Interest Rate Risk

The Company’s balance sheet is sensitive to changes in the general level of interest rates arising primarily from the Company’s normal business activities of making loans and taking deposits. Many other factors also affect the Company’s exposure to changes in interest rates, such as general economic and financial conditions, customer preferences, historical pricing relationships and the monetary and fiscal policies of the United States government and the Federal Reserve System.

Table 11 presents, as of September 30, 2003, December 31, 2002 and September 30, 2002, the estimate of the change in net interest income (“NII”) that would result from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for NII. The 200 basis point increase would equate to an average increase of $4.2 million in NII per quarter. The Company’s balance sheet continues to be asset-sensitive. The resulting estimated NII exposure is within the guidelines approved by the Company’s Asset Liability Management Committee.

Table 11

Market Risk Exposure to Interest Rate Changes (Unaudited)

	September 30, 2003		December 31, 2002		September 30, 2002
	Interest Rate Change (in basis points)		Interest Rate Change (in basis points)		Interest Rate Change (in basis points)
(dollars in millions)	-200	+200	-200	+200	-200	+200
Estimated Exposure as a Percent of Net Interest Income	(5.6)%	4.6%	(3.8)%	7.7%	(4.7)%	8.7%
Estimated Exposure to Net Interest Income Per Quarter	$(5.1)	$4.2	$(3.5)	$7.1	$(4.4)	$8.1

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

The Bank is a member of the Federal Home Loan Bank of Seattle (“FHLB”), which is a source of short and long-term funding. Outstanding borrowings from the FHLB were $68.5 million at September 30, 2003, compared to $42.5 million at December 31, 2002 and $34.5 million at September 30, 2002. The increase from year-end 2002 was mainly attributable to a $50.0 million long-term advance, the proceeds of which were used to repay a portion of a $100.0 million long-term 6 7/8% subordinated debt that matured in June 2003. The advance is for a 7 year term and bears a 4% rate of interest.

Additionally, the Bank maintains a $1 billion senior and subordinated bank note program. Under this facility, the Bank may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1 billion. Subordinated notes outstanding under this bank note program totaled $125.0 million at September 30, 2003, December 31, 2002 and September 30, 2002.

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

At September 30, 2003, shareholders’ equity totaled $823.8 million, a 19% net decrease from December 31, 2002. The decrease in shareholders’ equity during the first nine months of 2003 was primarily attributable to the Company’s repurchase of its common stock under the repurchase programs, offset by earnings for the year 2003.

In September 2003, the Company’s Board of Directors authorized an additional stock repurchase of up to $200 million of its common stock. This authorization, combined with the Company’s previously announced authorizations of $800 million, brings the total repurchase authority to $1.0 billion.

During the nine months ended September 30, 2003, 8.1 million shares of common stock were repurchased at an average cost of $32.53 per share, totaling $262.9 million. As of September 30, 2003, the Company had repurchased a total of 28.2 million shares since July 2001, under all share repurchase programs, totaling $790.8 million at an average cost of $28.02 per share. Subsequent to September 30, 2003 through October 24, 2003, 183,800 shares where repurchased at an average cost of $35.62 per share for a total of $6.5 million resulting in remaining buyback authority under the existing repurchase programs of $202.7 million.

In October 2003, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share on the Company’s outstanding shares, an increase from $0.19 per share in the previous quarters. The dividend will be payable on December 12, 2003 to shareholders of record at the close of the business on November 21, 2003.

Table 12

Regulatory Capital and Ratios (Unaudited)

(dollars in millions)	September 30, 2003	December 31, 2002	September 30, 2002
Regulatory Capital
Shareholders’ Equity	$823.8	$1,015.8	$1,100.7
Add: 8.25% Capital Securities of Bancorp Hawaii Capital Trust I	31.4	31.4	43.2
Less: Goodwill	36.2	36.2	36.2
Unrealized Valuation and Other Adjustments	12.7	27.2	26.8

Tier I Capital	806.3	983.8	1,080.9
Allowable Reserve for Loan Losses	75.4	75.0	73.8
Subordinated Debt	124.7	124.7	124.7

Total Capital	$1,006.4	$1,183.5	$1,279.4

Risk Weighted Assets	$5,977.3	$5,929.6	$5,820.9

Key Capital Ratios
Average Equity/Average Assets Ratio	9.18%	11.88%	11.75%
Tier I Capital Ratio	13.49%	16.59%	18.57%
Total Capital Ratio	16.84%	19.96%	21.98%
Leverage Ratio	8.52%	10.34%	11.07%

Economic Update

The Hawaii economy remained strong during the third quarter of 2003. The construction and real estate investment sectors continued to surge over the summer months, especially in the neighbor island residential markets. Tourism, as measured by passenger arrivals, also increased during the quarter. August 2003 was a record month for Hawaii tourism. Hawaii’s seasonally-adjusted unemployment increased slightly to 4.3% in August, while nonagricultural payrolls rose more than 2% in August 2003 from the prior year level.

Earnings Outlook

The Company now believes that its earnings for 2003 should exceed the previously published earnings guidance of $131 million. Based on current conditions, the Company does not expect to record a Provision in 2003. However, the actual amount of the Provision depends on determinations of credit risk that are made near the end of each quarter. Earnings per share and return on equity projections continue to be dependent upon the terms and timing of share repurchases.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

See Management’s Discussion and Analysis of Results of Operations and Financial Condition-Market Risk.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on this evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s 2003 third quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II.—Other Information

Items 1 to 5 omitted pursuant to instructions.

Item 6—Exhibits and Reports on Form 8-K

a.	Exhibit Index

Exhibit Number

12	Statement Regarding Computation of Ratios

31	Rule 13a-14(a) Certifications

32	Section 1350 Certification

b.	The following report on Form 8-K was filed during the quarter ended September 30, 2003:

Filed July 29, 2003, under Item 12 of Form 8-K, regarding the Company’s financial results for the quarter ended June 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date October 27, 2003

BANK OF HAWAII CORPORATION

/s/ Michael E. O’Neill
Michael E. O’Neill
Chairman, Chief Executive Officer and President

/s/ Allan R. Landon
Allan R. Landon
Vice Chairman, Treasurer and Chief Financial Officer

/s/ Richard C. Keene
Richard C. Keene
Executive Vice President and Controller