Form 10-K
period 2003-12-31
BANK OF HAWAII CORP
filed 2004-02-27
CIK 46195

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission File Number 1-6887

BANK OF HAWAII CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	99-0148992 (IRS Employer Identification No.)
130 Merchant Street, Honolulu, Hawaii (Address of principal executive offices)	96813 (Zip Code)
1-(888)-643-3888 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes ☒    No ☐

The aggregate market value of the registrant's voting stock held by non-affiliates is approximately $1,685,995,541, based on the June 30, 2003 closing price of said stock on the New York Stock Exchange ($33.15 per share).

As of February 20, 2004, there were 54,699,024 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 30, 2004, are incorporated by reference into Part III of this Report.

Bank of Hawaii Corporation

Form 10-K

PART I

Item 1.    Description of Business

General

Bank of Hawaii Corporation (the "Company") is a Delaware corporation and a bank holding company.

The Company's banking subsidiary, Bank of Hawaii (the "Bank"), was organized under the laws of Hawaii on December 17, 1897 and has its headquarters in Honolulu, Hawaii. Its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The only other subsidiary of the Company is Bancorp Hawaii Capital Trust I, a guarantor trust.

Through the Bank, the Company provides a diversified range of banking financial services and products primarily in Hawaii and the Pacific Islands (Guam and nearby islands and American Samoa). The Bank's subsidiaries include Bank of Hawaii Leasing, Bankoh Investment Services, Pacific Century Life Insurance Company, Triad Insurance Agency, Bank of Hawaii Insurance Services, and Bank of Hawaii International. The Bank's subsidiaries are engaged in equipment leasing, insurance and insurance agency services, securities brokerage and investment services.

The Company is aligned into the following business segments: Retail Banking, Commercial Banking, Investment Services Group, and Treasury and Other Corporate. Additional financial and other information about the Company's business segments is presented in the Business Segments section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Note 18 to the Consolidated Financial Statements in this report, which is incorporated by reference in this Item.

The Company divested most of its foreign operations by the end of 2001. Additional information on foreign activities are presented in Table 12 of MD&A and Note 19 to the Consolidated Financial Statements in this report, which is incorporated by reference in this Item.

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found on its internet site at http://www.boh.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). The SEC maintains an internet site, http://www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

The Company's Corporate Governance Guidelines, the Charters of the Audit Committee, the Human Resources and Compensation Committee, the Executive and Strategic Planning Committee, and the Nominating and Corporate Governance Committee and the Code of Business Conduct and Ethics will be available on the Company's website by April 30, 2004. Upon written request to the Corporate Secretary at 130 Merchant Street, Honolulu, Hawaii, 96813, the information is available in print to any shareholder.

Competition

The Company, the Bank and its subsidiaries are subject to substantial competition from banks, savings associations, credit unions, mortgage companies, finance companies, mutual funds, brokerage firms, insurance companies and other providers of financial services, including financial service subsidiaries of commercial and manufacturing companies. The Company also competes with certain non-financial institutions and governmental entities that offer financial products and services. Some of the Company's competitors are not subject to the same level of regulation and oversight that are required of banks and bank holding companies.

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

The Company is registered as a bank holding company ("BHC") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to the supervision of and to examinations by the Board of Governors of the Federal Reserve Bank System (the "FRB"). The Company is also registered as a bank holding company under the Hawaii Code of Financial Institutions (the "Code") and is subject to the registration, reporting, and examination requirements of the Code.

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

Subject to certain limits, under the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Riegle-Neal Act") an adequately capitalized and adequately managed BHC may acquire control of banks in any state. An interstate acquisition may not be approved if immediately following the acquisition the BHC would control 30 percent or more of the total FDIC-insured deposits in that state (or such lesser or greater amount set by the state), unless the acquisition is the BHC's initial entry into the state. An adequately capitalized and adequately managed bank may apply for permission to merge with an out-of-state bank and convert all branches of both parties into branches of a single bank. An interstate bank merger may not be approved, if immediately following the acquisition, the acquirer would control 30 percent or more of the total FDIC-insured deposits in that state (or such lesser or greater amount set by the state), unless the acquisition is the acquirer's initial entry into the state. Banks are also permitted to open newly established branches in any state in which it does not already have banking branches if such state enacts a law permitting such de novo branching.

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

Under the Gramm-Leach-Bliley Act, a BHC may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional BHCs. In order to qualify for the election, all of the depository institution subsidiaries of the BHC must be well capitalized and well managed and all of its insured depository institution subsidiaries must have achieved a rating of "satisfactory" or better under the Community Reinvestment Act. Financial holding companies are permitted to engage in activities that are "financial in nature" or incidental or complementary thereto as determined by the FRB. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting and dealing or making a market in securities. The Company has not elected to become a financial holding company.

Subsidiary Bank

The Bank is subject to supervision and examination by the Federal Reserve Bank of San Francisco and the State of Hawaii Department of Commerce and Consumer Affairs Division of Financial Institutions. Depository institutions, including the Bank, are subject to extensive federal and state regulation that significantly affect their business and activities. Regulatory bodies have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in unsafe and unsound banking practices. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

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

As an additional means to identify problems in the financial management of depository institutions, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards.

FDICIA requires federal bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution's treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation.

For further information regarding the minimum capital requirements applicable to the Company and the Bank, see Note 11 to the Consolidated Financial Statements, which is incorporated by reference in this Item.

Dividend Restrictions

The Company is a legal entity separate and distinct from the Bank. The Company's principal source of funds to pay dividends on its common stock and debt service on its debt is dividends from the Bank. Various federal and state statutory provisions and regulations limit the amount of dividends the Bank may pay to the Company without regulatory approval, including requirements to maintain capital above regulatory minimums. The FRB is authorized to determine the circumstances when the payment of dividends would be an unsafe or unsound practice and to prohibit such payments. The right of the Company, its stockholders and creditors to participate in any distribution of the assets or earnings of its subsidiaries also is subject to the prior claims of creditors of those subsidiaries.

For information regarding the limitations on Bank dividends, see Note 11 to the Consolidated Financial Statements, which is incorporated by reference in this Item.

Other Transfers of Funds

The Bank is subject to restrictions under federal law that limit the transfer of funds or other items of value to the Company and any non-bank subsidiaries (including affiliates) in so-called "covered transactions." In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from the Bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by the Bank with a single affiliate are limited to 10% of the Bank's capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the Bank's capital and surplus.

FDIC Insurance

The FDIC has adopted a premium schedule under which the actual assessment rate for a particular institution depends in part upon the risk classification the FDIC assigns to that institution. The FDIC may increase an institution's insurance premiums or terminate insurance upon a finding that the institution has engaged in unsafe and unsound practices.

Employees

At January 31, 2004, the Company and its subsidiaries had approximately 2,700 employees.

Item 2.    Properties

The principal offices of the Company and each of its business segments are located in the Financial Plaza of the Pacific building in Honolulu, Hawaii, which is owned primarily by the Company. The land under the office building is leased. The Company and its subsidiaries own and lease other premises, consisting of branch offices and operating facilities located in Hawaii and the Pacific Islands which are primarily used by the Retail Banking and Commercial Banking business segments.

Item 3.    Legal Proceedings

The Company and its subsidiaries are defendants in various legal proceedings arising from normal business activities. In the opinion of management, after reviewing these proceedings with counsel, the aggregate liability, if any, resulting from these proceedings is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2003 to a vote of security holders through solicitation of proxies or otherwise.

Executive Officers of Registrant:

All listed officers are executive officers of the Company and the Bank.

Name	Age	Position
Michael E. O'Neill	57	Chairman and Chief Executive Officer since November 2000 and President from March 2002 to December 2003; Vice Chairman and Chief Financial Officer, BankAmerica Corporation, 1995 to 1999.
Allan R. Landon	55
		President and Chief Financial Officer since December 2003; Vice Chair and Chief Financial Officer from January 2001 to December 2003; Director of Risk Management from April 2000 to January 2001; Chief Financial Officer, First American Corporation, 1998 to 2000.
Alton T. Kuioka	60	Vice Chair, Commercial Banking since April 1997; Chief Lending Officer from April 1997 to January 2003.
William C. Nelson	56
		Vice Chair and Chief Risk Officer since January 2001; Managing Director, Bank of America Credit Products Group U.S. health care industry, 1999 to 2001; Executive Vice President, Bank of America credit risk management Asia Pacific region, 1993 to 1999.
David W. Thomas	52	Vice Chair, Retail Banking since April 2001; Executive Vice President, Summit Bank, 1999 to 2001.
Donna A. Tanoue	49	Vice Chair, Investment Services Group since April 2002; Financial services consultant for the Bank, September 2001 to March 2002; Chairwoman of the Federal Deposit Insurance Corporation, 1998 to 2001.
Richard C. Keene	44
		Executive Vice President and Controller since January 2002; independent consultant for the Bank, April 2001 to December 2001; Chief Operating Officer and Controller, MaxRate.com, Inc., 2000 to 2001; Senior Vice President and Controller, Prudential Bank, 1994 to 2000.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

The common stock of the Company is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 20, 2004, there were 9,653 common shareholders of record.

Information regarding the historical market prices of the Company's common stock and dividends declared on that stock are included below.

Market Prices, Book Values and Common Stock Dividends Per Share

	Market Price (MP) Range				Dividends
Year/Period				Book Value (BV)
	High	Low	Close		Declared	Paid
1999	$24.94	$17.38	$18.69	$15.15	$0.68	$0.68
2000	$23.19	$11.06	$17.69	$16.35	$0.71	$0.71
2001	$28.30	$16.88	$25.89	$17.03	$0.72	$0.72
2002	$31.05	$22.79	$30.39	$16.12	$0.73	$0.73
First Quarter	27.79	23.79	26.06		0.36	0.18
Second Quarter	29.86	25.45	28.00		0.18	0.18
Third Quarter	30.00	22.79	27.90		0.19	0.18
Fourth Quarter	31.05	25.40	30.39		—	0.19
2003	$42.99	$29.25	$42.20	$14.44	$0.87	$0.87
First Quarter	31.50	29.25	30.80		0.19	0.19
Second Quarter	35.90	30.75	33.15		0.19	0.19
Third Quarter	35.55	32.92	33.58		0.19	0.19
Fourth Quarter	42.99	33.69	42.20		0.30	0.30

The Board of Directors of the Company considers on a quarterly basis the feasibility of paying a cash dividend to its shareholders. General practice is to declare a dividend in the beginning of a quarter to be paid prior to the end of the quarter and is based, in part, on the expected earnings for the quarter. For additional information regarding the limitation on the Company's ability to pay dividends, see "Dividend Restrictions" under "Supervision and Regulations" in Item 1 of this report and Note 11 to the Consolidated Financial Statements, which are incorporated by reference in this Item.

Item 6.    Selected Financial Data

Summary of Selected Consolidated Financial Data1

	2003	2002	2001	2000	1999
	(dollars in millions except per share amounts)
At December 31,
Balance Sheet Totals
Net Loans	$5,628.1	$5,216.2	$5,498.1	$8,992.9	$9,145.3
Total Assets	9,461.6	9,516.4	10,632.4	14,018.4	14,440.3
Deposits	7,332.8	6,920.2	6,678.2	9,085.2	9,394.2
Long-Term Debt	324.1	389.8	590.4	997.2	727.7
Shareholders' Equity	793.1	1,015.8	1,247.0	1,301.4	1,212.3
Average Assets	9,377.5	9,961.2	12,693.7	14,058.0	14,582.9
Average Loans	5,524.4	5,411.3	7,732.7	9,418.7	9,259.6
Average Deposits	7,045.8	6,599.9	8,066.7	9,007.8	9,315.3
Average Shareholders' Equity	900.1	1,183.5	1,344.1	1,234.6	1,210.0
Year Ended December 31,
Operating Results
Interest Income	$442.5	$516.5	$828.3	$1,032.4	$1,003.4
Net Interest Income	365.9	370.2	459.7	531.2	551.6
Provision for Loan and Lease Losses	—	11.6	74.3	142.9	60.9
Net Income	135.2	121.2	117.8	113.7	133.0
Basic Earnings Per Share	2.32	1.75	1.49	1.43	1.66
Diluted Earnings Per Share	2.21	1.70	1.46	1.42	1.64
Cash Dividends Paid Per Common Share	0.87	0.73	0.72	0.71	0.68
Performance Ratios
Return on Average Assets	1.44%	1.22%	0.93%	0.81%	0.91%
Return on Average Equity	15.02	10.24	8.76	9.21	10.99
Efficiency Ratio	63.38	64.94	65.40	60.29	65.76
Dividend Payout Ratio	37.50	41.71	48.32	49.65	40.96
Average Equity to Average Assets	9.60	11.88	10.59	8.78	8.30
Allowance to Loans and Leases Outstanding	2.24	2.67	2.81	2.67	2.08
Tier I Capital Ratio	12.54	16.59	19.76	11.78	10.28
Total Capital Ratio	15.81	19.96	23.29	14.64	13.22
Leverage Ratio	8.43	10.34	11.20	9.10	8.31
Operating Results and Performance Ratios, excluding Divested Businesses, Systems Replacement Project, Restructuring and Goodwill[2]
Net Income	$149.5	$131.5	$113.6	n.m.	n.m.
Basic Earnings Per Share	2.56	1.90	1.44	n.m.	n.m.
Diluted Earnings Per Share	2.45	1.84	1.41	n.m.	n.m.
Return on Average Assets	1.59%	1.32%	1.21%	n.m.	n.m.
Return on Average Equity	16.61	11.11	8.32	n.m.	n.m.
Efficiency Ratio	59.51	62.13	63.36	n.m.	n.m.
Non-Financial Data
Common Shareholders of Record at Year-End	9,561	10,550	10,937	8,438	9,899
Basic Weighted Average Shares	58,338,566	69,385,745	78,977,011	79,551,296	80,298,725
Diluted Weighted Average Shares	61,085,567	71,447,333	80,577,763	79,813,443	81,044,558

1
Comparison between years is affected by divestitures that occurred in 2001.

2
Table 7 in Item 7, provides a reconciliation of these non-GAAP disclosures and is incorporated by reference in this Item.

n.m.—not meaningful.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic environment in the Company's service area, the expected level of loan loss provisioning, anticipated savings of our systems replacement project, the effect of our new three-year plan, and anticipated dividends, revenues and expenses during 2004 and beyond. The Company believes the assumptions underlying its forward-looking statements are reasonable. However, any of the assumptions could prove to be inaccurate and actual results may differ materially from those projected for a variety of reasons, including, but not limited to: 1) unanticipated changes in business and economic conditions, the competitive environment, fiscal and monetary policies, or legislation in Hawaii and the other markets the Company serves; 2) changes in the Company's credit quality or risk profile which may increase or decrease the required level of allowance for loan and lease losses; 3) changes in market interest rates that may affect the Company's credit markets and ability to maintain its net interest margin; 4) changes to the amount and timing of the Company's anticipated equity repurchases; 5) inability to achieve expected benefits of the Company's business process changes due to adverse changes in implementation processes or costs, operational savings, or timing; 6) real or threatened acts of war or terrorist activity affecting business conditions; and 7) adverse weather and other natural conditions impacting the Company and its customers' operations. Words such as "believes," "anticipates," "expects," "intends," "targeted" and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. The Company does not undertake any obligation to update forward-looking statements to reflect later events or circumstances.

Critical Accounting Policies

The Company's Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the financial services industry it operates. The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements, which is incorporated by reference in this Item. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements. Critical accounting estimates are defined as those that require assumptions to be made that are "highly uncertain" at the time the estimate was made and where the impact of the selection of the estimate or a change in the estimate from period to period would have a material impact on the financial statements. Based on the potential impact to the financial statements of the valuation methods, estimates, assumptions and judgments used, management identified the determination of the Allowance for Loan and Lease Losses (the "Allowance"), the valuation of mortgage servicing rights and the valuation of leased asset residuals to be the accounting estimates that are the most subjective and/or judgmental.

Allowance for Loan and Lease Losses

The Company maintains an Allowance in an amount adequate to cover management's estimate of probable credit losses based on analyses of historical loss experience supplemented by judgmental expectations of the impact of economic conditions as of a given balance sheet date. The determination of the amount of the Allowance is a critical accounting estimate as it requires the use of estimates and significant judgment related to the amount and timing of expected future cash flows on impaired loans, estimated loss rates on homogenous portfolios and deliberation on economic factors and trends. It is possible that the Allowance could have been reduced or increased if the Company had judged economic conditions and other factors and risks to be more or less favorable. See further discussion on Allowance in "Corporate Risk Profile—Allowance for Loan and Lease Losses."

Mortgage Servicing Rights Valuation

When mortgage loans are sold with servicing retained, a servicing asset is established and accounted for based on estimated fair values. Such values are determined using discounted cash flow modeling techniques, which require management to make estimates and assumptions regarding the amount and timing of expected future cash flows, loan repayment rates, costs to service and interest rates that contemplate the risk involved. Because the value of these assets is sensitive to changes in the estimates and assumptions made, the valuation of mortgage servicing rights is considered a critical accounting estimate. Had the Company assumed that interest rates would decrease and prepayment rates remain at record high levels, then the value of the mortgage servicing rights could have been lower. Note 6 to the Consolidated Financial Statements, which includes further discussion on the accounting for these assets and a sensitivity analysis, is incorporated by reference in this Item.

Residual Valuation of Leased Assets

Lease financing receivables include a residual value component, which represents the estimated value of leased assets upon lease expirations. The valuation of leased assets is considered a critical accounting estimate due to the subjectivity surrounding the future valuation. The determination of expected value at lease termination is derived from a variety of sources, including equipment valuation services, appraisals and publicly available market data on recent sales transactions on similar equipment. The length of time until termination and the cyclical nature of equipment values are important variables considered in making this determination. Residual values could have been lower, therefore reducing the value of the recorded leases, if the Company had assumed that current uncertainties in the airline industry would continue indefinitely or that there will be a greater incidence of airlines using the bankruptcy process to lower aircraft lease rates or eliminate unused aircraft. These values could also affect the level of the Allowance. Note 5 to the Consolidated Financial Statements includes further discussion on the accounting for these assets and is incorporated by reference in this Item.

Overview

The end of 2003 marked the successful completion of the Company's 2001-2003 strategic plan. The objectives of this plan were to: improve credit risk management; intelligently allocate capital resources; solidify performance in core markets; improve customer service; increase financial returns; and maintain a strong capital position. The Company undertook several initiatives in an effort to meet these objectives, the most significant of which were: (1) the credit risk management process was strengthened and the quality of the Company's credit portfolios was improved; (2) underperforming businesses, including banking operations in California, Asia and the South Pacific, were divested in 2001; (3) the Information Technology Systems Replacement Project ("Systems Replacement Project") was completed in 2003 and has resulted in lower operating costs, an integrated technology platform and improved customer service; and (4) a share repurchase program, which began in July 2001 returned excess capital to the shareholders. Each of these initiatives is further discussed in the following sections of this report.

Net income for 2003 was $135.2 million, or $2.21 per diluted share, compared to $121.2 million, or $1.70 per diluted share, in 2002. For the year, the net interest margin increased 24 basis points to 4.23%, largely due to improvements in the mix of deposit liabilities and a lower cost of funds. The Company did not recognize a provision for loan and lease losses in 2003. Non-interest income for 2003 of $198.7 million increased slightly from 2002; however the individual components changed as fee and insurance income improved while the low interest rate environment and stock market performance led to a decline in mortgage banking income and income from trust and asset management, respectively. Non-interest expenses for 2003 decreased 3% to $357.9 million from $369.2 million in 2002. Excluding the costs of the Systems Replacement Project, the Company achieved a 6% reduction in non-interest expenses in 2003 from 2002.

Analysis of Statement of Income

Comparisons between 2002 and 2001 may not be meaningful due to the divestiture of businesses in 2001. Certain 2002 and 2001 information has been reclassified to conform to 2003 presentation.

Net Interest Income

Net interest income on a taxable equivalent basis decreased by $4.4 million or 1% from 2002. The decrease in net interest income was primarily a result of the lower interest rate environment, in particular the low interest rates earned on mortgage loans and short-term investments which were at the lowest levels in several decades. The lower level of interest income was partially offset by a reduction in interest expense, including a reduction in interest paid on deposits, which declined by 44% in spite of a 5% increase in average interest bearing deposits, and interest paid on short and long-term borrowings, which decreased due to a reduction in the borrowings.

Average interest earning assets in 2003 decreased $617.2 million, or 7%, from 2002 primarily due to an $872.7 million decrease in Interest Bearing Deposits which was used for stock repurchases and debt reductions. Average interest bearing liabilities in 2003 decreased $536.3 million or 8% from 2002 mainly due to reductions in short-term borrowings and long-term debt.

The net interest margin was 4.23% in 2003, a 24 basis point increase from 3.99% in 2002. The improvement was attributable to extending the maturities of certain short-term investments and reductions in time deposits, short-term borrowings and debt, all of which lowered the Company's cost of funds.

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of changes in net interest income is presented in Table 2.

Table 1
Consolidated Average Balances and Interest Rates—Taxable Equivalent Basis

	2003			2002[1]			2001[1]
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in millions)
Earning Assets
Interest Bearing Deposits	$227.3	$4.8	2.12%	$1,100.0	$20.0	1.82%	$733.4	$27.6	3.76%
Funds Sold and Security Resale Agreements	162.9	1.9	1.18	213.8	3.5	1.64	136.8	5.0	3.63
Investment Securities
Held to Maturity	488.0	19.1	3.92	311.7	17.0	5.47	525.6	33.8	6.42
Available for Sale	2,142.4	77.8	3.63	2,028.9	104.3	5.14	2,242.3	137.3	6.12
Loans Held for Sale	39.5	2.2	5.48	120.2	8.0	6.65	312.2	21.4	6.86
Loans and Lease Financing[2]
Domestic
Commercial and Industrial	860.3	41.9	4.87	1,024.1	52.0	5.08	1,761.6	129.7	7.36
Construction	96.3	4.4	4.56	151.5	8.3	5.45	240.5	18.5	7.71
Commercial Mortgage	644.8	37.4	5.81	598.7	40.0	6.68	843.5	64.0	7.59
Residential Mortgage	2,295.0	145.6	6.34	2,334.4	164.3	7.04	2,526.0	194.0	7.68
Installment	548.8	52.6	9.59	408.3	45.1	11.05	515.2	64.9	12.60
Home Equity	444.6	22.5	5.05	393.4	22.9	5.81	293.9	25.1	8.53
Purchased Home Equity	144.7	5.9	4.10	2.5	—	—	—	—	—
Lease Financing	489.9	22.3	4.55	498.4	25.8	5.17	525.6	29.3	5.57

Total Domestic Loans	5,524.4	332.6	6.02	5,411.3	358.4	6.62	6,706.3	525.5	7.84
Foreign	—	—	—	—	—	—	1,026.4	72.5	7.07

Total Loans and Lease Financing	5,524.4	332.6	6.02	5,411.3	358.4	6.62	7,732.7	598.0	7.73
Other	75.7	4.3	5.61	91.5	5.6	6.14	79.6	5.4	6.72

Total Earning Assets[3]	8,660.2	442.7	5.11	9,277.4	516.8	5.57	11,762.6	828.5	7.04
Cash and Non-Interest Bearing Deposits	328.4			313.2			376.6
Other Assets	388.9			370.6			554.5

Total Assets	$9,377.5			$9,961.2			$12,693.7

Interest Bearing Liabilities
Interest Bearing Deposits
Domestic Deposits
Demand	$1,215.7	2.5	0.20	$1,014.7	4.3	0.42	$827.5	8.6	1.04
Savings	2,723.9	15.7	0.58	2,263.4	29.4	1.30	1,847.2	42.0	2.27
Time	1,352.3	29.3	2.17	1,765.5	50.6	2.87	2,506.7	129.6	5.17

Total Domestic Deposits	5,291.9	47.5	0.90	5,043.6	84.3	1.67	5,181.4	180.2	3.48
Foreign Deposits
Time Due to Banks	—	—	—	—	—	—	351.3	14.5	4.13
Other Time and Savings	—	—	—	—	—	—	648.2	22.6	3.49

Total Foreign Deposits	—	—	—	—	—	—	999.5	37.1	3.71

Total Interest Bearing Deposits	5,291.9	47.5	0.90	5,043.6	84.3	1.67	6,180.9	217.3	3.52
Short-Term Borrowings	724.2	9.0	1.24	1,390.2	32.7	2.35	2,105.6	97.4	4.63
Long-Term Debt	352.7	20.1	5.71	471.3	29.3	6.21	800.5	53.9	6.73

Total Interest Bearing Liabilities	6,368.8	76.6	1.20	6,905.1	146.3	2.12	9,087.0	368.6	4.06

Net Interest Income		$366.1			$370.5			$459.9

Interest Rate Spread			3.91%			3.45%			2.98%
Net Interest Margin			4.23%			3.99%			3.91%
Non-Interest Bearing Demand Deposits
Domestic	1,753.9			1,556.3			1,539.8
Foreign	—			—			346.0

Total Non-Interest Bearing Demand Deposits	1,753.9			1,556.3			1,885.8
Other Liabilities	354.7			316.3			376.8
Shareholders' Equity	900.1			1,183.5			1,344.1

Total Liabilities and Shareholders' Equity	$9,377.5			$9,961.2			$12,693.7

1
Certain 2002 and 2001 information has been reclassified to conform to 2003 presentation.

2
Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.

3
Interest income includes taxable-equivalent basis adjustment based upon a statutory federal tax rate of 35%.

Table 2
Analysis of Changes in Net Interest Income—Tax Equivalent Basis

	Year Ended December 31, 2003 Compared to 2002[2]			Year Ended December 31, 2002 Compared to 2001[2]
	Volume[1]	Rate[1]	Total	Volume[1]	Rate[1]	Total
	(dollars in millions)
Change in Interest Income:
Interest Bearing Deposits	$(18.0)	$2.8	$(15.2)	$10.3	$(17.9)	$(7.6)
Funds Sold and Security Resale Agreements	(0.7)	(0.9)	(1.6)	2.0	(3.5)	(1.5)
Investment Securities
Held to Maturity	7.8	(5.7)	2.1	(12.3)	(4.5)	(16.8)
Available for Sale	5.6	(32.1)	(26.5)	(12.3)	(20.7)	(33.0)
Loans Held for Sale	(4.6)	(1.2)	(5.8)	(12.8)	(0.6)	(13.4)
Loans and Lease Financing
Domestic
Commercial and Industrial	(8.0)	(2.1)	(10.1)	(44.7)	(33.0)	(77.7)
Construction	(2.7)	(1.2)	(3.9)	(5.7)	(4.5)	(10.2)
Commercial Mortgage	2.8	(5.4)	(2.6)	(17.1)	(6.9)	(24.0)
Residential Mortgage	(2.7)	(16.0)	(18.7)	(14.2)	(15.5)	(29.7)
Installment	14.0	(6.5)	7.5	(12.4)	(7.4)	(19.8)
Home Equity	2.8	(3.2)	(0.4)	7.1	(9.3)	(2.2)
Purchased Home Equity	0.1	5.8	5.9	—	—	—
Lease Financing	(0.4)	(3.1)	(3.5)	(1.4)	(2.1)	(3.5)

Total Domestic	5.9	(31.7)	(25.8)	(88.4)	(78.7)	(167.1)
Foreign	—	—	—	(36.2)	(36.3)	(72.5)

Total Loans and Lease Financing	5.9	(31.7)	(25.8)	(124.6)	(115.0)	(239.6)
Other	(0.9)	(0.4)	(1.3)	0.8	(0.6)	0.2

Total Change in Interest Income	(4.9)	(69.2)	(74.1)	(148.9)	(162.8)	(311.7)

Change in Interest Expense:
Interest Bearing Deposits
Domestic Deposits
Demand	0.7	(2.5)	(1.8)	1.6	(5.9)	(4.3)
Savings	5.1	(18.8)	(13.7)	8.0	(20.6)	(12.6)
Time	(10.4)	(10.9)	(21.3)	(31.5)	(47.5)	(79.0)

Total Domestic Deposits	(4.6)	(32.2)	(36.8)	(21.9)	(74.0)	(95.9)
Foreign Deposits	—	—	—	(18.6)	(18.5)	(37.1)

Total Interest Bearing Deposits	(4.6)	(32.2)	(36.8)	(40.5)	(92.5)	(133.0)
Short-Term Borrowings	(11.9)	(11.8)	(23.7)	(26.4)	(38.3)	(64.7)
Long-Term Debt	(6.9)	(2.3)	(9.2)	(20.7)	(3.9)	(24.6)

Total Change in Interest Expense	(23.4)	(46.3)	(69.7)	(87.6)	(134.7)	(222.3)

Change in Net Interest Income	$18.5	$(22.9)	$(4.4)	$(61.3)	$(28.1)	$(89.4)

1
The changes for each category of interest income and expense are divided between the portion of changes attributable to the variance in volume or rate for that category.

2
Adjusted to reflect the reclassification of certain average balances, interest income and interest expense.

Provision for Loan and Lease Losses

Because of continued improvements in nearly all indicators of the Company's credit quality, and management's assessment of economic conditions and risks, no Provision for Loan and Lease Losses ("Provision") was recognized in 2003. A Provision of $11.6 million was recognized in the first six months of 2002.

Based on current conditions, the Company does not expect to record a Provision in 2004. However, the actual amount of the Provision depends on determinations of credit risk that are made near the end of each quarter.

Non-Interest Income

Total non-interest income in 2003 was relatively unchanged from 2002; however, the components of non-interest income changed. Service charges, fees and insurance income increased in 2003, while trust and asset management fees and mortgage banking income declined.

Table 3 presents the major components of non-interest income.

Table 3
Non-Interest Income

	Year Ended December 31,
				Percent Change 2002 to 2003
	2003	2002	2001
	(dollars in millions)
Trust and Asset Management	$51.0	$55.7	$59.9	(8)%
Mortgage Banking	15.6	18.9	20.1	(17)
Service Charges on Deposit Accounts	35.9	32.6	38.5	10
Fees, Exchange, and Other Service Charges	56.2	51.6	77.8	9
Gains on Sales of Banking Operations, Net of Venture Investment Losses	—	—	173.4	—
Investment Securities Gains	1.8	0.6	33.0	200
Insurance	13.7	10.9	9.3	26
Other Income:
Annuity and Brokerage	8.4	10.8	10.8	(22)
Income from Bank Owned Life Insurance	7.3	4.4	4.1	66
Other	8.8	12.8	21.9	(31)

Total Other Income	24.5	28.0	36.8	(13)

Total Non-Interest Income	$198.7	$198.3	$448.8	—%

Trust and Asset Management income declined in 2003 from 2002 due primarily to a decline in the market value of assets under management and lower investment advisory fees on money market assets due to declining short-term interest rates. Although the stock market experienced some recovery in 2003, the S&P 500 Index, a leading market indicator, did not recover to the peak levels of early 2002.

During 2003, mortgage interest rates declined to near record lows. As a result, mortgage loan activity was strong with high levels of loan originations, but also high levels of loan prepayments. Because production was 75% higher in 2003 than in 2002, sales of newly originated loans and related gains increased 86% in 2003. Net servicing income declined 371% in 2003 compared to 2002 due to increased amortization of mortgage servicing rights resulting from the high level of prepayments. In addition, a $4.4 million market value gain was recognized in 2002, reversing a December 31, 2001 valuation loss in loans held for sale.

Service Charges on Deposit Accounts increased from the prior year, primarily due to a 16% increase in average demand deposits. In addition, overdraft fees increased from a new fee structure implemented in late 2002. Account analysis fees increased as a result of customers receiving lower offsetting earnings credits in the lower interest rate environment.

Fees, Exchange and Other Service Charges increased from 2002, mainly due to a $3.0 million prepayment fee on a commercial real estate loan in 2003. Also contributing to the increase were merchant transaction and card fees, a result of increased merchant sales volumes, and home equity and consumer loan fees from 2003 marketing campaigns.

The increase in insurance income was mainly due to new business, favorable retention rates, increased premiums and experience adjustments.

Annuity and Brokerage income declined in 2003 due to the overall decline in the industry attributable to the low interest rate environment and uncertainty surrounding the stock market. Income from Bank Owned Life Insurance increased in 2003 due to additional policies of approximately $40 million that were purchased at the end of 2002. Other income decreased mainly due to the write-off of venture investments of $0.9 million in 2003 compared to a $0.8 million gain in 2002. The 2003 decline was also a result of 2002 gains on debt repurchases, and an adjustment to the gain on the South Pacific sale. These declines were partially offset by a gain on sale of leased equipment in 2003. In 2001, net pre-tax gains of $173.4 million were recognized relating to the divestitures of non-strategic businesses. Table 4 presents the details of these gains and losses:

Table 4

Amount
(dollars in millions)
Credit Card Portfolio	$75.4
Pacific Century Bank, N.A.—Arizona	24.8
Pacific Century Bank, N.A.—California	49.4
South Pacific Operations	33.6
Venture Investment Losses	(9.8)

Total 2001 Pre-tax Gains on Sales of Banking Operations, Net of Venture Investment Losses	$173.4

Also in 2001, gains on investment securities included $28.4 million from the sale of a stock investment in an ATM processor, Star Systems, Inc., and $3.7 million from the sale of Bank of Queensland stock.

Non-Interest Expense

The decline in overall non-interest expense in 2003 compared to 2002 was largely attributable to benefits of the Systems Replacement Project. This project resulted in decreased salaries, depreciation, equipment maintenance and software license fees.

Table 5 shows the major components of non-interest expense.

Table 5
Non-Interest Expense

	Year Ended December 31,
				Percent Change 2002 to 2003
	2003	2002	2001
	(dollars in millions)
Salaries and Benefits:
Salaries	$114.4	$123.6	$155.3	(7)%
Incentive Compensation	15.7	12.9	17.6	22
Stock Based Compensation	9.2	4.6	3.4	100
Commission Expense	10.8	9.1	9.8	19
Retirement and Other Benefits	14.4	14.1	25.5	2
Payroll Taxes	10.4	10.9	10.9	(5)
Medical, Dental and Life Insurance	7.4	8.0	8.6	(8)
Separation Expense	4.0	3.4	9.7	18

Total Salaries and Benefits	186.3	186.6	240.8	—
Net Occupancy Expense	39.0	39.1	46.3	—
Net Equipment Expense	33.6	41.3	53.4	(19)
Goodwill Amortization	—	—	13.3	—
Restructuring and Other Related Costs	—	2.4	104.8	(100)
Information Technology Systems Replacement Project	21.9	13.6	—	61
Other Expense:
Professional Services	15.0	19.7	25.4	(24)
Delivery and Postage Services	10.0	10.6	12.1	(6)
Other	52.1	55.9	98.0	(7)

Total Other Expense	77.1	86.2	135.5	(11)

Total Non-Interest Expense	$357.9	$369.2	$594.1	(3)%

Total salaries and benefits in 2003 were relatively unchanged from 2002, although base salaries declined $9.2 million, or 7%. Largely offsetting the decline in base salaries were increases in incentive compensation and stock based compensation, which increased by $2.8 million and $4.6 million, respectively. Incentive compensation increased over the prior year due to the achievement of performance goals in several lines of business and the improvement in the Company's overall performance. The increase in stock based compensation was primarily due to additional restricted stock grants in 2003 and the accelerated vesting of grants due to the achievement of targeted Company performance goals. Total expense related to restricted stock increased $2.1 million over 2002's level. In addition, restricted stock units were awarded in 2003, resulting in $2.6 million expense.

The decline in salaries, net occupancy and net equipment expense in 2002 from 2001 was primarily due to the divested businesses. In addition, in 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated goodwill amortization.

In the third quarter of 2003, the Company completed its Systems Replacement Project. In 2002, the Company entered into a technology services agreement with Metavante Corporation, which now serves as the Company's primary technology systems provider. The Company converted its key systems, including loans and deposits, to Metavante's computer system. The new system enhances customer service and convenience, as well as improves the Company's efficiency. This seven year outsourcing arrangement is similar to those used by other Hawaii banks. The conversion is expected to provide annual cost savings of approximately $17.0 million compared to 2002 second quarter expense levels. The following table presents the costs incurred on the Systems Replacement Project.

Table 6

	Professional Fees	Employee Termination Benefits	Accelerated Depreciation	Other Associated Costs[1]	Total
	(dollars in millions)
Costs Incurred
2003	$7.8	$3.7	$3.9	$6.5	$21.9
2002	5.1	1.2	5.4	1.9	13.6

Total Project Costs	$12.9	$4.9	$9.3	$8.4	$35.5

1
Includes contract termination, equipment, excise tax and other costs.

In 2002, restructuring and other related costs were mainly employee and lease termination costs related to the closure of branches in the Pacific Islands and the completion of the 2001 divestitures. In 2001, restructuring and other related costs were comprised primarily of foreign currency translation losses, the write-down of goodwill related to the sale of banking operations, and employee termination costs. The employee termination costs in 2001 related largely to severance for employees of the divested operations and the Hawaii-based personnel who supported those businesses. See Note 3 to the Consolidated Financial Statements, which is incorporated by reference in this Item for additional information.

The decrease in professional fees was mainly due to a decline in legal fees and consulting services for the System Replacement Project, a new payroll system, and compensation plans. The Company also experienced declines in education and advertising expenses and recognized a gain on transfer of an affinity mileage program. In addition, a $2.5 million gain on the sale of foreclosed real estate reduced these expenses in 2003.

Income Taxes

The 2003 provision for income taxes reflected an effective tax rate of 34.6%, compared to effective rates of 35.4% and 50.9% in 2002 and 2001, respectively. The unusually high rate in 2001 was a result of a higher level of non-tax-deductible costs associated with the divestitures, the most significant of which was $83.6 million of goodwill associated with the Company's California subsidiary bank.

Operating Results and Performance Ratios excluding Divested Businesses, Systems Replacement Project, Restructuring and Goodwill

The Company completed its Systems Replacement Project in 2003 and its divestitures in 2002. To enhance comparability between years, Table 7 presents pro-forma financial results excluding costs for the Systems Replacement Project, restructuring, goodwill amortization, income from divested business and gains on sales:

Table 7

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands except per share amounts)
Net Income, as reported	$135,195	$121,180	$117,795
Deduct:
Divested Business Income and Gains on Sales, net of tax	—	—	78,351
Add:
Information Technology Systems Replacement Project, net of tax	14,299	8,798	—
Restructuring and Other Related Costs, net of tax	—	1,526	60,781
Goodwill Amortization	—	—	13,342

Net Income excluding Divested Businesses, Systems Replacement Project, Restructuring and Goodwill	$149,494	$131,504	$113,567

Diluted Earnings Per Share	$2.45	$1.84	$1.41
Return on Average Assets	1.59%	1.32%	1.21%
Return on Average Equity	16.61%	11.11%	8.32%
Efficiency Ratio	59.51%	62.13%	63.36%

Business Segments

The Company's business segments are defined as Retail Banking, Commercial Banking, Investment Services Group and Treasury and Other Corporate. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. This process uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of overhead, the Provision and capital. This process is dynamic and requires certain allocations based on judgment and subjective factors. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to accounting principles generally accepted in the United States. Results for prior periods have been reclassified to facilitate comparability with the 2003 presentation.

The business segments are primarily managed with a focus on performance measures, including risk adjusted return on capital ("RAROC") and net income after capital charge ("NIACC"). RAROC is the ratio of net income to risk-adjusted equity. Equity is allocated to each business segment based on an assessment of its inherent risk. NIACC is net income less a charge for allocated capital. The cost of capital is determined by multiplying management's estimate of the shareholder's minimum required rate of return on capital invested (currently 11%) by the segment's allocated equity. The Company assumes a cost of capital that is equal to a risk-free rate plus a risk premium of an equity investment in the Company. The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company's overall asset and liability management activities on a proportionate basis. The basis for the allocation of net interest income is a function of management decisions and assumptions which are subject to change based on changes in current interest rate and market conditions. The Provision charged to the Treasury and Other Corporate segment represents changes in the level of the Allowance. The Provision recorded in the Retail Banking, Commercial Banking and Investment Services Group segments represents actual net charge-offs of these segments.

On a consolidated basis, the Company considers NIACC a measure of value creation. For the year ended December 31, 2003, consolidated NIACC was a positive $20.7 million, compared to a negative NIACC of $18.5 million in 2002, a result of improved financial performance and more efficient use of capital.

Financial results for each of the segments are presented in Table 8 and Note 18 of the Consolidated Financial Statements, which is incorporated by reference in this Item.

The following table summarizes NIACC and RAROC results for the Company's business segments:

Table 8
Business Segment Selected Financial Information

	Retail Banking	Commercial Banking	Investment Services Group	Treasury and Other Corporate	Divestiture Businesses	Corporate Restructuring Related Activities	Consolidated Total
	(dollars in thousands)
Year Ended December 31, 2003
Allocated Net Income	$72,608	$49,971	$6,382	$6,234	$—	$—	$135,195
Allowance Funding Value	(595)	(3,987)	(32)	4,614	—	—	—
GAAP Provision	6,909	8,415	(5)	(15,319)	—	—	—
Economic Provision	(11,932)	(12,095)	(457)	(25)	—	—	(24,509)
Tax Effect of Adjustments	2,093	2,848	186	3,941	—	—	9,068

Income (Loss) Before Capital Charge	69,083	45,152	6,074	(555)	—	—	119,754
Capital Charge	(21,980)	(21,606)	(6,051)	(49,404)	—	—	(99,041)

Net Income (Loss) After Capital Charge (NIACC)	$47,103	$23,546	$23	$(49,959)	$—	$—	$20,713

RAROC (ROE for the Company)	35%	23%	11%	0%	—	—	15%

Year Ended December 31, 2002
Allocated Net Income (Loss)	$65,940	$34,334	$9,438	$12,958	$—	$(1,490)	$121,180
Allowance Funding Value	(835)	(6,035)	(28)	6,898	—	—	—
GAAP Provision	4,061	24,902	75	(17,422)	—	—	11,616
Economic Provision	(11,754)	(14,383)	(499)	(17)	—	—	(26,653)
Tax Effect of Adjustments	3,155	(1,659)	167	3,901	—	—	5,564

Income (Loss) Before Capital Charge	60,567	37,159	9,153	6,318	—	(1,490)	111,707
Capital Charge	(21,125)	(24,229)	(6,110)	(78,634)	—	(143)	(130,241)

Net Income (Loss) After Capital Charge (NIACC)	$39,442	$12,930	$3,043	$(72,316)	$—	$(1,633)	$(18,534)

RAROC (ROE for the Company)	32%	17%	16%	8%	—	n.m.	10%

Year Ended December 31, 2001
Allocated Net Income	$40,850	$33,950	$7,241	$20,967	$10,106	$4,681	$117,795
Goodwill	1,281	299	3,154	—	8,608	—	13,342
Allowance Funding Value	(752)	(5,165)	(48)	8,084	(2,119)	—	—
GAAP Provision	9,619	29,804	—	(1,800)	—	36,716	74,339
Economic Provision	(10,712)	(18,948)	(1,081)	(14,492)	(25,435)	—	(70,668)
Tax Effect of Adjustments	220	(2,347)	(790)	3,202	7,399	(14,323)	(6,639)

Income (Loss) Before Capital Charge	40,506	37,593	8,476	15,961	(1,441)	27,074	128,169
Capital Charge	(21,658)	(31,080)	(6,703)	(53,882)	(34,528)	—	(147,851)

Net Income (Loss) After Capital Charge (NIACC)	$18,848	$6,513	$1,773	$(37,921)	$(35,969)	$27,074	$(19,682)

RAROC (ROE for the Company)	21%	13%	14%	12%	—%	n.m.	9%

n.m.—not meaningful.

Retail Banking

The Company's Retail Banking segment offers a broad range of financial products and services to consumers and small businesses. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases and installment loans. Deposit products include checking, savings and time deposit accounts. The Retail Banking segment also provides merchant services to its small business customers. Products and services from the Retail Banking segment are delivered to customers through 74 Hawaii branch locations and over 500 ATMs, e-Bankoh (on-line banking service), and a 24-hour telephone banking service.

The improvement in the segment's financial measures in 2003 as compared to 2002 was primarily due to an increase in net interest income and non-interest income, as well as a decrease in non-interest expense and Systems Replacement Project costs. These positive trends were partially offset by an increase in the Provision in 2003. The increase in net interest income for the segment was reflective of higher average loan balances, largely a result of strong growth in the segment's automobile, direct personal, small business and home equity portfolios, augmented by a purchase of home equity loans in December 2002. Also contributing to the increase in net interest income was lower interest expense on deposit accounts, reflective of the lower interest rate environment in 2003. The increase in non-interest income was primarily due to an increase in fees and service charges on deposit accounts. The decrease in non-interest expense was primarily due to reductions in technology support, depreciation and advertising costs. The increase in the Provision in 2003 was primarily due to increased charge-offs in the segment's growing automobile, direct personal and small business loan portfolios.

The improvement in the segment's financial measures in 2002 as compared to 2001 was primarily due to an increase in net interest income as well as a decrease in non-interest expense and the Provision. The increase in net interest income was primarily due to the declining interest rate environment in 2002, which resulted in a reduction of interest expense on deposit accounts. Non-interest expense decreased primarily due to reductions in technology spending, incentive compensation and marketing costs. Also contributing to the decrease in non-interest expense in 2002 was improved efficiency in the deployment of staffing models in the branch network. These positive trends were partially offset by the recording of Systems Replacement Project costs in 2002.

Commercial Banking

The Commercial Banking segment offers products including corporate banking and commercial real estate loans, lease financing, auto dealer financing, deposit and cash management products and property and casualty insurance products. Lending, deposit and cash management services are offered to middle-market and large companies in Hawaii. Commercial real estate mortgages are focused on customers that include investors, developers and builders primarily domiciled in Hawaii. The Commercial Banking unit also serves customers through its 14 branches in the Pacific Islands. As part of the initiatives for improving efficiency, the representative office in Tokyo was closed in 2003.

The improvement in the segment's financial measures for 2003 compared to 2002 was a result of decreases in the Provision and non-interest expense and an increase in non-interest income, moderately offset by lower net interest income. The increase in non-interest income is attributed to an increase in prepayment fees on commercial real estate loans, insurance income and other fees. The decline in the Provision is a result of improved credit quality of the loan portfolio. The decline in non-interest expense was due to cost management initiatives that reduced staffing levels and other direct expenses as well as the realization of benefits from the System Replacement Project, and reduced allocated expenses from support units within the Company.

The improvement in these financial measures for 2002 compared with 2001 was primarily due to an increase in other non-interest income as well as decreases to non-interest expense and the Provision. These improvements were partially offset by a decrease in net interest income. Net interest income in 2002 declined from 2001 due to the low interest rate environment during 2002 and a decrease in commercial loan balances. The decrease in commercial loan balances was in line with the Company's overall initiative to improve credit quality. The increase in other non-interest income was primarily due to foreign exchange income; prepayment, renegotiation and secondary marketing transaction income from the Commercial Real Estate unit; service charges on deposit accounts from commercial customers on analyzed checking accounts; and gains on disposal of leased assets and other lease financing arrangements. The reduction in the Provision reflected the improvement in the credit quality of the commercial loan portfolio. Total non-interest expense declined in 2002 from 2001 due to decreases in salaries, benefits and product and business development expenses.

Investment Services Group

The Investment Services Group includes private banking, trust services, asset management, institutional investment advice and retail brokerage. A significant portion of this segment's income is derived from fees, which are generally based on the market values of assets under management. The private banking and personal trust group assists individuals and families in building and preserving their wealth by providing investment, credit and trust expertise to high-net-worth individuals. The asset management group manages portfolios and creates investment products. Institutional sales and service offers investment advice to corporations, government entities and foundations. Also included in the segment is Bankoh Investment Services, Inc., a full service brokerage offering equities, mutual funds, life insurance and annuities.

The decline in the segment's financial measures for 2003 as compared to 2002 was primarily due to a decrease in non-interest income. Non-interest bearing deposit balances decreased, resulting in a decline in net interest income. The decline in non-interest income was due primarily to a decrease in trust and asset management fee income which resulted from declines in the value of assets under management and from decreased sales and fee income. The decrease in non-interest expense was mainly due to a decrease in outside service fees and commissions.

The improvement in these financial measures for 2002 compared to 2001 was primarily due to an increase in net interest income and a decrease in non-interest expense, partially offset by a decrease in non-interest income. Net interest income increased, primarily as a result of lower rates paid on deposit balances in the private client services area. Non-interest income declined from 2001 to 2002 due primarily to a decrease in trust and asset management fee income which resulted from declines in the value of assets under management as the stock market continued to decline. The decrease in non-interest expense was due to decreases in professional fees and the identification and reduction of other expenses to coincide with the reduced other non-interest income during 2002.

Treasury and Other Corporate

The primary income earning component of this segment is Treasury, which consists of corporate asset and liability management activities, including interest rate risk management and foreign exchange business. This segment's assets and liabilities (and related net interest income) consist of interest bearing deposits, investment securities, federal funds sold and purchased, government deposits and short and long-term borrowings. The primary source of foreign exchange income relates to customer driven currency requests from merchants and island visitors. The net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with eliminations of inter-company transactions.

This segment also includes divisions that provide a wide-range of support (Technology and Operations, Human Resources, Finance and Legal and Risk Management) to the other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process. This segment also includes the System Replacement Project expenses that are not incurred by or allocated to the Retail Banking, Commercial Banking and Investment Services Group segments.

The improvement in the segment's financial measures in 2003 compared to 2002 was primarily due to a significant decline in the capital charge. Continued share repurchase activity has led to the reduction of excess capital thereby lowering the related charge for capital. Partially offsetting the positive impact of the reduction of excess capital was an increase in expenses for the Systems Replacement Project and other non-interest expenses not allocated to the segments. The negative amount in the Provision reflects the overall reduction in the Company's Allowance.

The charge for excess capital generated by the 2001 divestitures was the primary driver of the decrease in NIACC in 2002 compared to 2001. Additionally, non-interest expenses increased in 2002 due to systems conversion related costs and other costs not allocated to the segments. The negative amount in the Provision was due to the overall reduction in the Company's Allowance.

Divestiture Businesses and Corporate Restructuring Related Activities

The amounts reported in 2002 for these categories primarily consist of costs related to branch closures in the Pacific Islands.

For 2001, this category includes the results of the Company's strategic plan to improve credit quality and to divest underperforming businesses. It includes the impact of the sales of the divested businesses and restructuring and other related costs. It also includes losses associated with the accelerated resolution of credit problems undertaken in 2001.

Balance Sheet Analysis

Investment Securities

The Company's investment portfolio is managed in an effort to provide liquidity and interest income, offset interest rate risk positions and provide collateral for various purposes. As of December 31, 2003, the portfolio totaled $2.7 billion, compared with $2.5 billion as of December 31, 2002. The increase reflected the deployment of excess liquidity into longer term assets. Held to maturity investment securities were in an unrealized loss position at December 31, 2003. The Company believes the loss is temporary. See Note 4 to the Consolidated Financial Statements, which is incorporated by reference in this Item, for further information.

See Table 9 for the maturity distribution, market value and weighted-average yield to maturity of investment securities.

Table 9
Supplementary Data—Maturity Distribution, Market Value and
Weighted-Average Yield to Maturity of Investment Securities

	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Approximate Market Value
	(dollars in millions)
Maturity Distribution Based on Amortized Cost
December 31, 2003
Held to Maturity Securities
U.S. Treasury Securities	$15.0	0.9%	$—	—%	$—	—%	$—	—%	$15.0	0.9%	$15.0
U.S. Government Agencies	7.1	0.9	—	—	—	—	—	—	7.1	0.9	7.1
Obligations of States and Political Subdivisions[1]	—	—	0.1	9.2	—	—	—	—	0.1	9.2	0.1
Mortgage-Backed Securities[2]	—	—	0.4	7.4	0.8	8.5	703.8	4.4	705.0	4.4	698.5

Total Held to Maturity Securities	22.1	0.9%	0.5	7.8%	0.8	8.5%	703.8	4.4%	727.2	4.3%	720.7

Available for Sale Securities[3]
U.S. Treasury Securities	—	—%	0.6	5.0%	0.2	5.2%	—	—%	0.8	5.1%	0.9
U.S. Government Agencies	17.0	6.4	0.8	6.6	29.3	1.8	11.4	2.8	58.5	3.4	60.1
Obligations of States and Political Subdivisions[1]	1.5	7.5	2.9	7.2	1.6	5.4	—	—	6.0	6.8	6.2
Corporate Equity Securities	0.3	1.1	—	—	—	—	—	—	0.3	1.1	0.3
Mortgage-Backed Securities[2]	—	—	11.3	6.2	53.6	4.8	1,725.8	4.7	1,790.7	4.7	1,805.3
Other	15.0	2.4	53.0	3.7	50.0	3.7	—	—	118.0	3.5	118.3

Total Available for Sale Securities	33.8	4.6%	68.6	4.3%	134.7	3.7%	1,737.2	4.7%	1,974.3	4.6%	1,991.1

Total Investment Securities
December 31, 2003	$55.9		$69.1		$135.5		$2,441.0		$2,701.5		$2,711.8

December 31, 2002	$38.6		$24.8		$134.9		$2,276.1		$2,474.4		$2,523.2

December 31, 2001	$29.2		$43.8		$118.0		$2,168.7		$2,359.7		$2,409.2

1
Weighted-average yields on obligations of states and political subdivisions are generally tax-exempt and are computed on a tax-equivalent basis using a federal income tax rate of 35%.

2
Contractual maturities do not anticipate reductions for periodic paydowns.

3
Weighted-average yields on available for sale securities are based on amortized cost.

Loans and Leases

Loans and Leases totaled $5.8 billion as of December 31, 2003 and comprise the largest category of earning assets for the Company. The 7% increase in loans in 2003 over 2002 was primarily attributable to increases in residential and commercial mortgages, home equity loans, and other consumer loans. Note 5 to the Consolidated Financial Statements, which is incorporated by reference in this Item, presents the composition of the loan portfolio by major loan categories. See the Credit Risk section for additional information.

A geographic distribution of the loan and lease portfolio as of December 31, 2003 is presented in Table 10 based on the location of borrowers.

Table 10
Geographic Distribution of Loan and Lease Portfolio

	Total	Hawaii	Mainland U.S.	Guam	Other Pacific Islands	Foreign
	(dollars in millions)
Commercial
Commercial and Industrial	$839.9	$668.1	$71.9	$32.7	$43.5	$23.7
Commercial Mortgage	639.4	486.2	37.7	112.3	3.2	—
Construction	101.3	98.7	2.6	—	—	—
Lease Financing	467.5	46.5	389.0	0.5	—	31.5

Total Commercial	2,048.1	1,299.5	501.2	145.5	46.7	55.2

Consumer
Residential Mortgage	2,335.5	2,103.6	—	214.0	2.9	15.0
Home Equity	467.0	458.4	—	8.6	—	—
Purchased Home Equity	212.5	—	212.5	—	—	—
Other Consumer	658.8	518.5	—	110.0	30.3	—
Lease Financing	35.3	35.3	—	—	—	—

Total Consumer	3,709.1	3,115.8	212.5	332.6	33.2	15.0

Total Loans and Leases	$5,757.2	$4,415.3	$713.7	$478.1	$79.9	$70.2

Percentage of Total	100%	78%	12%	8%	1%	1%

Table 11
Maturities and Sensitivities of Loans to Changes in Interest Rates1

	December 31, 2003
	Due in One Year or Less	Due After One to Five Years[2]	Due After Five Years[2]	Total
	(dollars in millions)
Commercial and Industrial	$522.4	$224.0	$69.8	$816.2
Construction	22.5	63.5	15.3	101.3

Total	$544.9	$287.5	$85.1	$917.5

1
Based on contractual maturities.

2
As of December 31, 2003, loans maturing after one year consisted of $134.4 million with floating rates and $238.2 million with fixed rates.

Deposits

Total deposits were $7.3 billion at December 31, 2003, a 6% increase over the prior year-end. Increases were experienced in demand and savings deposits while time deposits continued to decline as the Company continued to reduce these higher cost funds. See Note 8 to the Consolidated Financial Statements, which is incorporated by reference in this Item, for additional deposit information.

Borrowings

Short-term borrowings include funds purchased, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. The Company continued to reduce short-term borrowings and long-term debt in 2003. See Notes 9 and 10 to the Consolidated Financial Statements,

which are incorporated by reference in this Item, for more information on short-term borrowings and long-term debt.

Foreign Activities

During 2003, the Company continued to maintain U.S. dollar placements with foreign entities, as a tax efficient investment structure for short-term funds. The Company divested substantially all of its foreign operations in 2001 and closed a representative office in Japan in 2003.

The Company's foreign lending included both local currency and cross-border lending. Local currency loans are those that are funded and will be repaid in the currency of the borrower's country. Cross- border lending, on the other hand, involves loans that will be repaid in a currency other than that of the borrower's country. This type of lending involves greater risk because the borrower's ability to repay is additionally dependent on changes in the currency exchange rate. Credit limits have been established for each country. These credit limits are monitored and reviewed on a regular basis.

Table 12 presents, for the last three years, a geographic distribution of assets for which the Company has cross-border exposure exceeding 0.75% of total assets.

See Note 19 to the Consolidated Financial Statements, which is incorporated by reference in this Item, for additional information on foreign activities.

Table 12
Geographic Distribution of Cross-Border International Assets1

	Government and Other Official Institutions	Banks and Other Financial Institutions[2]	Commercial and Consumer	Total
	(dollars in millions)
At December 31, 2003:
United Kingdom
Investment Securities	$—	$50.1	$—	$50.1
Deposits	—	50.9	—	50.9
Loans and Leases	—	—	9.5	9.5

Total United Kingdom	—	101.0	9.5	110.5
All Others[3]
Investment Securities	—	50.0	—	50.0
Deposits	—	103.3	—	103.3
Loans and Leases	0.2	10.0	77.1	87.3

Total All Others	0.2	163.3	77.1	240.6

Total	$0.2	$264.3	$86.6	$351.1

At December 31, 2002[4]:
United Kingdom	$—	$160.8	$9.7	$170.5
Germany	—	100.3	0.3	100.6
Singapore	—	100.1	—	100.1
Netherlands	—	85.3	12.7	98.0
All Others	0.3	138.3	65.1	203.7

Total	$0.3	$584.8	$87.8	$672.9

At December 31, 2001[4]:
United Kingdom	$—	$248.3	$9.6	$257.9
Netherlands	—	180.2	12.7	192.9
Germany	—	187.7	0.5	188.2
Singapore	—	140.0	0.6	140.6
Australia	—	113.9	10.7	124.6
Canada	—	115.6	4.3	119.9
All Others	0.5	285.9	71.7	358.1

Total	$0.5	$1,271.6	$110.1	$1,382.2

1
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

2
Includes U.S. dollar advances to foreign branches and affiliate banks which were used to fund local currency transactions. Totals for December 31, 2003, 2002 and 2001 were $0, $0 and $2.5 million respectively.

3
At December 31, 2003, the significant items comprising All Others category included cross-border outstandings of $42.3 million in Netherlands, $36.3 million in Australia, and $31.2 million in Canada.

4
Certain 2002 and 2001 information has been reclassified to conform to 2003 presentation.

Corporate Risk Profile

Credit Risk

Credit Risk is defined as the risk that borrowers or counter parties will not be able to repay their obligations to the Company. Credit exposures reflect legally binding commitments for loans, leases, banker's acceptances, financial and standby letters of credit and overnight overdrafts.

The Company's asset quality continued to improve in 2003 as evidenced by lower levels of internally criticized loans, non-performing assets, and a continued lower trend in the level of net charge-offs. The ratio of non-performing assets to total loans and foreclosed assets was 0.55% at December 31, 2003. As a percent of average loans, year-to-date net charge-offs were 0.25%.

In Hawaii, the economy remained strong with 2003 stable tourism, a strong real estate market, and a construction industry that is expected to continue to grow for the foreseeable future. Hawaii currently has low unemployment and positive job growth.

The Company's lower risk position relative to a year ago reflects the execution of portfolio strategy to shift to lower risk industries as well as reduce large borrower concentrations and syndicated national credits. Portfolio monitoring is an ongoing process for early identification and disengagement from deteriorating credits. In addition, overall risk in the Hawaii portfolio has been generally stable, primarily due to resiliency of the Hawaii economy. In the consumer portfolios, higher net charge-offs were due to a combination of organic growth seasoning and non-recurring charge-offs. Consumer charge-offs of $4.6 million were recognized in 2003 for the remaining balance of the portfolios of four Pacific Island branches where operations were previously discontinued.

Although the Company's credit risk profile continues to improve overall, two components, air transportation and Guam, continue to carry higher risk characteristics. Information about these components is summarized in Table 13. Risk in the air transportation industry, while recently showing less negative trends, continues to remain high as the industry struggles with elevated cost structures, growing competition from low cost carriers, potential global mergers and marketing alliances, and continued uncertainty in the geopolitical environment. The Company's exposure is generally characterized as improving based on specific borrower and industry analysis. As of December 31, 2003, 16% of the Company's total air transportation outstandings are internally classified.

In the Guam portfolio, which is materially dependent on tourism and military spending, economic uncertainty remains. The local portfolio has performed adequately despite continued economic stress. Internally classified exposure was reduced by 39% from the prior year through active disengagement while experiencing negligible loss. Targeted lending to select commercial borrowers is active, while the consumer lending business is leading portfolio growth. Within Guam's hotel industry portfolio of $17.7 million at December 31, 2003, one credit with $6.0 million in exposure, or 34% of the portfolio, was guaranteed by an offshore financial institution with limited exposure to tourism.

At December 31, 2003, the largest syndicated loan outstanding totaled $24.1 million to a prominent Hawaii based hotel operator while the second largest was $22.6 million to a Hawaii shopping center operator. The 10 largest syndicated loans outstanding totaled $138.0 million, 56% of total syndicated loans, and consisted of loans in the real estate, hospitality and television cable industries. As of December 31, 2003, one syndicated unfunded commitment, which had $6.1 million in exposure (less than 1% of total syndicated unfunded commitments), was internally classified.

The Company's other large concentrations include eight exposures larger than $25.0 million. The borrowers are major companies, most with Hawaii operations. Four, with exposures totaling $136.5 million, are collateralized by real estate and other assets, and are substantionally funded. Three of the remaining four exposures are commercial paper backup lines to investment grade companies and are undrawn. The remaining line of credit is to a local trust with an A+ rating.

Table 13 summarizes concentrations of credit exposures.

Table 13
Selected Concentrations of Credit Exposure1

	December 31,
	2003			2002
	Outstanding	Unfunded Commitments	Total Exposure	Total Exposure
	(dollars in millions)
Air Transportation
Regional Passenger Carriers	$44.0	$12.5	$56.5	$57.3
United States Based Passenger Carriers	40.0	—	40.0	39.6
International Based Passenger Carriers	31.5	—	31.5	32.1
Cargo Carriers	14.4	—	14.4	15.0

Total Air Transportation	$129.9	$12.5	$142.4	$144.0

Guam
Hotels	$17.7	$—	$17.7	$44.4
Other Commercial	135.4	48.8	184.2	166.0
Consumer	282.5	6.3	288.8	257.4

Total Guam	$435.6	$55.1	$490.7	$467.8

Syndicated	$244.5	$623.4	$867.9	$1,002.1

Other Large Concentrations[2]	$168.2	$224.2	$392.4	$603.9

1
Exposure includes loans, leverage leases and operating leases.

2
Other Large Concentrations is defined as exposure with commitments of $25 million and greater, excluding those collateralized by cash and those that are separately identified as Air Transportation, Guam and Syndicated exposures.

Non-Performing Assets

Non-performing assets ("NPAs") consist of non-accrual loans, including those held for sale and foreclosed real estate. The net decrease in NPAs in 2003 from 2002 includes $15.4 million of loans that returned to accrual status, $15.1 million of payments and pay-offs and $6.9 million of charge-offs. The decrease in non-performing assets also included a $3.8 million sale of the Company's largest parcel of foreclosed real estate in 2003. In 2003, inflows of $21.9 million slowed significantly from the prior year level of $75.9 as the economy rebounded and the Company made significant progress in the positive resolution of several borrowers. See Table 14 for a five year history of non-performing assets.

At December 31, 2003, the ratio of non-performing assets to total loans and foreclosed assets was 0.55%, a decline from 1.01% at December 31, 2002. As of December 31, 2003, 55.2% of total NPAs were concentrated in commercial loans (29.3% in commercial real estate) and 29.3% were secured by residential real estate. This compares to the prior year concentrations of 56.6% in commercial loans (38.2% in commercial real estate and construction) and 25.6% secured by residential real estate. NPAs in Guam were reduced by over 50% to $12.7 million from $25.9 million in the prior year primarily due to payments from a number of commercial borrowers. As a percent of total NPAs, Guam loans represented 40%, a decline from 48% in 2002.

Loans Past Due 90 Days or More and Still Accruing Interest

Accruing loans past due 90 days or more totaled $3.5 million at December 31, 2003, an increase from $1.8 million at December 31, 2002. They mainly consist of residential mortgages in Guam and Other Consumer loans, reflecting growth and seasoning in the portfolio.

Table 14 presents a five-year history of non-performing assets and accruing loans past due 90 days or more.

Table 14
Non-Performing Assets and Accruing Loans Past Due 90 Days or More

	December 31,
	2003	2002	2001	2000	1999
	(dollars in millions)
Non-Performing Assets
Non-Accrual Loans
Commercial
Commercial and Industrial	$6.0	$5.9	$18.9	$55.4	$23.7
Commercial Mortgage	9.3	20.3	16.3	60.1	19.0
Construction	—	0.5	9.3	6.4	1.1
Lease Financing	2.2	4.1	0.8	0.4	3.9

Total Commercial	17.5	30.8	45.3	122.3	47.7
Consumer
Residential Mortgage	9.3	13.9	15.3	21.8	29.1
Home Equity	0.5	0.3	0.1	0.9	0.6
Other Consumer	—	—	0.1	—	0.5

Total Consumer	9.8	14.2	15.5	22.7	30.2

Total Domestic	27.3	45.0	60.8	145.0	77.9
Foreign	—	—	—	33.5	67.4

Total Non-Accrual Loans	27.3	45.0	60.8	178.5	145.3
Non-Accrual Loans Held For Sale	—	—	1.7	—	—
Foreclosed Real Estate
Domestic	4.4	9.4	17.2	4.2	4.3
Foreign	—	—	—	0.3	0.3

Total Foreclosed Real Estate	4.4	9.4	17.2	4.5	4.6

Total Non-Performing Assets	$31.7	$54.4	$79.7	$183.0	$149.9

Accruing Loans Past Due 90 Days or More
Commercial
Commercial and Industrial	$0.7	$0.2	$0.1	$5.0	$5.9
Commercial Mortgage	—	0.3	—	1.3	1.9
Lease Financing	0.1	—	—	—	1.1

Total Commercial	0.8	0.5	0.1	6.3	8.9
Consumer
Residential Mortgage	1.4	0.6	3.7	3.3	3.9
Home Equity	—	—	0.1	0.4	0.1
Other Consumer	1.3	0.7	0.9	5.2	4.5
Lease Financing	—	—	0.1	0.4	0.1

Total Consumer	2.7	1.3	4.8	9.3	8.6

Total Domestic	3.5	1.8	4.9	15.6	17.5
Foreign	—	—	—	3.2	1.0

Total Accruing Loans Past Due 90 Days or More	$3.5	$1.8	$4.9	$18.8	$18.5

Total Loans	$5,757.2	$5,359.0	$5,657.1	$9,239.1	$9,339.5

Ratio of Non-Accrual Loans to Total Loans	0.47%	0.84%	1.07%	1.93%	1.56%

Ratio of Non-Performing Assets to Total Loans, Foreclosed Real Estate and Non-Performing Loans Held For Sale	0.55%	1.01%	1.40%	1.98%	1.60%

Ratio of Non-Performing Assets and Accruing Loans Past Due 90 Days or More to Total Loans	0.61%	1.05%	1.50%	2.18%	1.80%

Detailed below is foregone interest on non-accrual loans.

Table 15
Foregone Interest on Non-Accrual Loans

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in millions)
Interest Income That Would Have Been Recorded Under Original Terms:
Domestic	$2.8	$5.3	$6.5	$10.2	$11.2
Foreign	—	—	4.2	2.8	7.1
Interest Income Recorded During the Current Year:
Domestic	1.3	1.9	1.6	3.4	1.1
Foreign	—	—	1.1	1.0	3.0

Allowance for Loan and Lease Losses

The Company maintains an Allowance adequate to cover management's estimate of probable credit losses inherent in its lending portfolios based on a comprehensive quarterly analysis of historical loss experience supplemented by judgmental expectations of portfolio performance and economic conditions as of a given balance sheet date. Note 1 to the Consolidated Financial Statements, which is incorporated by reference in this Item, describes the methodologies used to develop the Allowance.

The Allowance was $129.1 million at December 31, 2003, a decrease of $13.8 million from December 31, 2002. The ratio of the Allowance to loans and leases outstanding was 2.24% at December 31, 2003 compared with 2.67% at year-end 2002. Allowance coverage of non-accrual loans of 473% at December 31, 2003 increased from 318% in the prior year. Current year Allowance coverage of net charge-offs of 9.4 times improved from 5.2 times in 2002. See Note 5 to the Consolidated Financial Statements, which is incorporated by reference in this Item, for changes in the Allowance during the last five years.

Net charge-offs for 2003 of $13.8 million, or 0.25% of total average loans, decreased significantly from $27.7 million, or 0.51% of total average loans, in 2002. Current year charge-offs included loans of $5.2 million, primarily consumer, reflecting the remaining balance of the portfolios of the Pacific Island branches where operations were previously discontinued. The 2003 improvement in net charge-offs reflects management's continued execution of portfolio strategies to shift to lower risk industries, reduce large borrower concentrations and selected syndicated national credits, as well as enhanced credit underwriting and collections in the consumer businesses. In addition, 2002 results included an $8.8 million charge-off of a United States air carrier that declared bankruptcy.

Due to continued improvements in the Company's credit quality and management's assessment of economic conditions and risks, no Provision was recorded during 2003, resulting in a reduction of the Allowance equal to net charge-offs. While management has allocated a portion of the Allowance to specific loan categories based on methodologies indicated above, the adequacy of the Allowance must be considered in its entirety. Allowance allocations by loan category are presented in Table 16.

Table 16
Allocation of Allowance for Loan and Lease Losses

	December 31,
	2003		2002		2001		2000		1999
	Allowance	Percent of Outstanding Loans	Allowance	Percent of Outstanding Loans	Allowance	Percent of Outstanding Loans	Allowance	Percent of Outstanding Loans	Allowance	Percent of Outstanding Loans
	(dollars in millions)
Domestic Loans
Commercial
Commercial and Industrial	$33.7	4.13%	$43.5	4.97%	$57.4	4.92%	$90.0	3.70%	$50.5	2.03%
Commercial Mortgage	16.3	2.55	16.5	2.79	16.1	2.51	27.5	2.44	17.3	1.39
Construction	2.3	2.31	2.7	2.12	5.3	3.13	6.0	1.95	5.0	1.52
Lease Financing	24.2	5.56	20.5	4.80	20.0	4.72	3.7	0.74	3.0	0.73

Total Commercial	76.6	3.84	83.2	4.12	98.8	4.11	127.2	2.91	75.8	1.70

Consumer
Residential Mortgage	4.8	0.21	6.4	0.30	9.0	0.37	8.3	0.32	8.3	0.37
Home Equity	1.0	0.21	0.6	0.10	1.3	0.39	0.4	0.14	0.6	0.23
Purchased Home Equity	0.9	0.42	—	—	—	—	—	—	—	—
Other Consumer	14.3	2.18	15.0	3.04	12.9	3.22	14.5	2.02	18.9	2.53
Lease Financing	0.3	0.88	0.4	1.16	0.5	1.18	0.6	1.41	0.5	1.20

Total Consumer	21.3	0.58	22.4	0.68	23.7	0.74	23.8	0.66	28.3	0.86

Total Domestic	97.9	1.85	105.6	1.99	122.5	2.19	151.0	1.89	104.1	1.34
Foreign Loans	0.7	1.02	0.7	1.08	0.6	0.99	73.3	5.78	78.4	4.93
General[1]	30.4	—	36.6	—	35.9	—	21.9	—	11.7	—

Total	$129.1	2.24%	$142.9	2.67%	$159.0	2.81%	$246.2	2.67%	$194.2	2.08%

1
Includes both foreign and domestic general reserves.

Table may not add due to rounding.

The Allowance is considered adequate by management at December 31, 2003, based on an ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices. The Company is exposed to market risk as a consequence of the normal course of conducting its business activities. Financial products that expose the Company to market risk include investment securities, loans, deposits, debt and derivative financial instruments. The Company's market risk management process involves measuring, monitoring, controlling and managing risks that can significantly impact the Company's financial position and operating results. In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance and shareholder value, while limiting the volatility of each. The activities associated with these market risks are categorized into "trading" and "other than trading."

The Company's trading activities include foreign currency and foreign exchange contracts that expose the Company to a minor degree of foreign currency risk. These transactions are primarily executed on behalf of customers and at times for the Company's own account.

The Company's "other than trading" activities include normal business transactions that expose the Company's balance sheet profile to varying degrees of market risk. The Company's primary market risk exposure is interest rate risk. A key element in the process of managing market risk involves oversight by senior management and the Board of Directors as to the level of such risk assumed by the Company in its balance sheet. The Board of Directors reviews and approves risk management policies, including risk limits and guidelines and delegates oversight functions to the Asset Liability Management Committee ("ALCO"). The ALCO, consisting of senior business and finance officers, monitors the Company's market risk exposure and as market conditions dictate, modifies balance sheet positions. The ALCO may also direct the use of derivative instruments.

Interest Rate Risk

The Company's balance sheet is sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from the Company's normal business activities of making loans and taking deposits. Many other factors also affect the Company's exposure to changes in interest rates, such as general economic and financial conditions, customer preferences, and historical pricing relationships.

The earnings of the Company and its principal subsidiary are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System. The monetary policies of the Federal Reserve System influence to a significant extent the overall growth of loans, investments and deposits; the level of interest rates earned on assets and paid for liabilities; and interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies are often not predictable.

A key element in the Company's ongoing process to measure and monitor interest rate risk is the utilization of a net interest income ("NII") Monte Carlo simulation model. This model is used to estimate the amount that NII will change over a one-year time horizon under various interest rate scenarios. These estimates are based on assumptions on the behavior of loan and deposit volumes as a function of pricing, prepayment speeds on mortgage-related assets, and principal amortization and maturities on other financial instruments. The model specification includes embedded optionality. While such assumptions are inherently uncertain, management believes that these assumptions are reasonable. As a result, the NII simulation model captures the dynamic nature of the balance sheet and provides a sophisticated estimate rather than a precise prediction of NII's exposure to higher or lower interest rates.

Table 17 presents, as of December 31, 2003, 2002 and 2001, the estimate of the change in NII from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion for the entire yield curve, over the next 12-month period relative to the measured base case scenario for NII. The resulting estimate in NII exposure was within the approved ALCO guidelines.

Table 17
Market Risk Exposure to Interest Rate Changes

	December 31,
	2003 Interest Rate Change (in basis points)		2002 Interest Rate Change (in basis points)		2001 Interest Rate Change (in basis points)
	-200	200	-200	200	-200	200
	(dollars in millions)
Estimated Exposure as a Percent of Net Interest Income	(4.8)%	4.0%	(3.75)%	7.66%	(0.3)%	3.5%
Estimated Exposure to Net Interest Income	$(17.6)	$14.6	$(13.9)	$28.4	$(1.4)	$16.1

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

In managing interest rate risks, the Company uses several approaches to modify its risk position. Approaches that are used to shift balance sheet mix or alter the interest rate characteristics of assets and liabilities include changing product pricing strategies, modifying investment portfolio characteristics, or using financial derivative instruments. The use of financial derivatives, as detailed in Note 16 to the

Consolidated Financial Statements, which is incorporated by reference in this Item, has been limited over the past several years.

Liquidity Management

Liquidity is managed in an effort to ensure that the Company has continuous access to sufficient, reasonably priced funding. Funding requirements are impacted by loan refinancings and originations, liability settlements and issuances and off-balance sheet funding commitments. The Company considers and complies with various regulatory guidelines regarding required liquidity levels and periodically monitors its liquidity position in light of the changing economic environment and customer activity. Based on periodic liquidity assessments, the Company may alter its assets, liabilities and off-balance sheet positions. The Company's ALCO monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. This process, combined with the Company's ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.

In an effort to ensure that its liquidity needs are met, the Company actively manages both the asset and liability sides of the Statement of Condition. The primary sources of liquidity are available-for-sale investment securities, interest bearing deposits and cash flows from loans and investments, as well as the ability to sell or securitize certain assets. With respect to liabilities, liquidity is generated through growth in deposits and other funding. During 2003, the Company continued to use funds generated from the divestiture program to repurchase stock (see "Capital Management") and reduce debt where possible. In 2003, $106.7 million in subordinated notes were redeemed at maturity. In addition, excess liquidity was deployed into longer term assets. The Company has not utilized off-balance sheet financing arrangements as a source of liquidity. It is not expected that such arrangements will be used significantly in the future. In 2004, $90.5 million in privately placed notes mature. Depending on liquidity position at the time of maturity, the payment will be made from cash flow or new borrowings or both.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company's contractual obligations and other commitments as of December 31, 2003 are summarized in Table 18. See Note 7 to the Consolidated Financial Statements, which is incorporated by reference in this Item, for additional information on Capital and Operating Lease obligations; Note 9 for additional information on Short-Term Borrowings; and Note 10 for additional information on Long-Term Debt.

Table 18
Off-Balance Sheet Arrangements

	Amount of Commitment Expiration Per Period
	Less Than One Year	Greater Than One Year	Total
	(dollars in millions)
Commitments to Extend Credit	$790.3	$1,437.6	$2,227.9
Standby Letters of Credit	101.5	10.5	112.0
Commercial Letters of Credit	15.9	—	15.9
Foreign Exchange and Mortgage Loan Forward Contracts	94.5	—	94.5

Total Other Commitments	$1,002.2	$1,448.1	$2,450.3

Contractual Obligations

	Payments Due By Period
	Less Than One Year	1 - 3 Years	4 - 5 Years	After 5 Years	Total
	(dollars in millions)
Deposits	$6,962.4	$219.4	$121.6	$29.4	$7,332.8
Short-Term Borrowings	594.5	—	—	—	594.5
Banker's Acceptances	1.7	—	—	—	1.7
Long-Term Debt	96.5	12.5	—	215.1	324.1
Capital Lease Obligations	0.6	1.2	1.2	29.4	32.4
Operating Leases	13.0	20.7	13.9	65.1	112.7
Purchase Obligations	16.1	27.6	19.2	13.4	76.3

Total Contractual Obligations	$7,684.8	$281.4	$155.9	$352.4	$8,474.5

The Company obtains funding through federal funds, securities sold under agreements to repurchase and commercial paper. The Company issues commercial paper in various denominations with maturities of generally 90 days or less. During 2003, the Company issued commercial paper only in the Hawaii marketplace.

Securities sold under agreements to repurchase are financing transactions, under which securities are pledged as collateral for short-term borrowings. These transactions are normally with governmental entities. Historically, these governmental entities have provided a stable source of funds.

The Bank is a member of the Federal Home Loan Bank of Seattle (the "FHLB"), which provides an additional source for short and long-term funding. Borrowings from the FHLB were $68.5 million and $42.5 million at the end of 2003 and 2002, respectively.

Additionally, the Bank maintains a $1 billion senior and subordinated bank note program. Under this facility, the Bank may issue additional notes provided that the aggregate amount outstanding does not exceed $1 billion. Subordinated notes outstanding under this bank note program totaled $124.7 million at December 31, 2003 and 2002.

The largest Purchase Obligation included in the above table is the seven year outsourcing agreement with Metavante Corporation for technology services. Total payments over the remaining term of this contract will be approximately $52.2 million. Other contracts included in Purchase Obligations consist of service agreements for the Company's asset management system, ATM system, and cash management system.

Capital Management

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under Capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. At December 31, 2003 and 2002, the Company and the Bank were well capitalized under this regulatory framework. There have been no conditions or events since December 31, 2003 that management believes have changed either the Company's or the Bank's capital classifications. Note 11 to the Consolidated Financial Statements, which is incorporated by reference in this Item, provides additional information about the regulatory capital framework and the Company's capital amounts and ratios.

As of December 31, 2003, $31.4 million of 8.25% Capital Securities that mature in 2026 were outstanding. These securities qualify as Tier I Capital for regulatory accounting purposes, but are classified as long-term debt in the Consolidated Statements of Condition. In addition, the Company had subordinated debt of $124.7 million at the end of 2003 that qualifies as Total Capital for regulatory purposes.

At year-end 2003, the Company's shareholders' equity was $793.1 million, a decrease of $222.6 million, or 22%, from year-end 2002. The decline in shareholders' equity resulted from stock repurchases that totaled $330.0 million and dividends paid of $50.6 million, partially offset by current year earnings and stock issuance under various stock-based employee benefit plans. Table 19 presents a five-year history of activities and balances in the Company's capital accounts, along with key capital ratios.

During 2003, the Company's Board of Directors approved share repurchase programs that authorized the repurchase of an additional $200.0 million in common stock. This authorization, combined with the Company's previously announced authorization of $800.0 million, brings the total authorized repurchase amount to $1.0 billion. Through December 31, 2003, the Company had repurchased 29.8 million shares under these programs at an average cost of $28.68 per share for a total of $855.0 million. From January 1, 2004 through February 20, 2004, the Company repurchased an additional 0.6 million shares at an average cost of $43.64 per share for a total of $25.5 million. Remaining buyback authority was $119.5 million at February 20, 2004.

Table 19
Equity Capital

December 31,
2003	2002	2001	2000	1999
(dollars in millions)
Change in Shareholders' Equity
Net Income	$135.2	$121.2	$117.8	$113.7	$133.0
Dividends Paid	(50.6)	(50.6)	(56.6)	(56.5)	(54.6)
Dividend Reinvestment Program	3.3	2.9	2.8	3.3	4.0
Stock Issued for Acquisition	—	—	1.3	—	—
Stock Repurchases	(330.0)	(332.2)	(195.7)	(17.0)	(21.8)
Other[1]	19.5	27.5	76.0	45.6	(33.9)

Increase (Decrease) in Shareholders' Equity	$(222.6)	$(231.2)	$(54.4)	$89.1	$26.7

Regulatory Capital
Shareholders' Equity	$793.1	$1,015.8	$1,247.0	$1,301.4	$1,212.3
Add:	8.25% Capital Securities of Bancorp Hawaii Capital Trust I	31.4	31.4	100.0	100.0	100.0
Minority Interest	—	—	—	4.5	4.4
Less:	Goodwill	36.2	36.2	26.7	163.9	175.8
Unrealized Valuation and Other Adjustments	10.7	27.2	22.9	2.5	(37.9)

Tier I Capital	777.6	983.8	1,297.4	1,239.5	1,178.8
Allowable Reserve for Loan Losses	78.2	75.0	83.0	133.0	143.9
Subordinated Debt	124.7	124.7	148.4	172.1	195.8
Investment in Unconsolidated Subsidiary	—	—	—	(3.4)	(3.2)

Total Capital	$980.5	$1,183.5	$1,528.8	$1,541.2	$1,515.3

Risk Weighted Assets	$6,200.8	$5,929.6	$6,564.1	$10,524.9	$11,461.0

Key Capital Ratios
Increase (Decrease) in Common Equity	(21.92)%	(18.54)%	(4.18)%	7.30%	2.30%
Average Equity/Average Assets Ratio	9.60%	11.88%	10.59%	8.78%	8.30%
Tier I Capital Ratio	12.54%	16.59%	19.76%	11.78%	10.28%
Total Capital Ratio	15.81%	19.96%	23.29%	14.64%	13.22%
Leverage Ratio	8.43%	10.34%	11.20%	9.10%	8.31%

1
Includes unrealized valuation adjustments for investment securities, foreign currency translation, pension liability and stock issuances under employee benefit plans.

Fourth Quarter Results and Other Matters

Net income in the fourth quarter of 2003 was $38.7 million, an increase of 34% from net income of $28.9 million in the fourth quarter of last year. Diluted earnings per share for the fourth quarter of 2003 were $0.66, an increase of $0.22, or 50%, from $0.44 per diluted share for the same period last year.

Net interest income for the fourth quarter of 2003 on a fully taxable equivalent basis was $93.4 million, an increase of 3%, or $2.3 million, from the third quarter of 2003, primarily due to higher yields on investment securities. Net interest income increased 4%, or $3.2 million, from the fourth quarter of 2002 as a result of lower interest expense on deposits and a decline in short-term borrowings.

The net interest margin was 4.35% for the fourth quarter of 2003, a 20 basis point increase from 4.15% in the previous quarter and a 30 basis point increase from 4.05% in the same quarter last year. The net interest margin improvement was largely due to lengthening the maturities of certain short-term investments, reductions in time deposits and short-term borrowings, and debt repurchases, which lowered the Company's cost of funds.

The return on average assets for the fourth quarter of 2003 improved to 1.66% from 1.20% in the comparable period in 2002. Return on average equity for the fourth quarter of 2003 improved to 18.59% from 10.72% in the same quarter last year.

Due to continued improvements in the Company's credit quality and economic conditions, the Company did not recognize a Provision during the fourth quarter of 2003 and has not recognized a Provision for the last six quarters. This resulted in a $3.6 million reduction in the Allowance, which equaled the amount of net charge-offs for the 2003 fourth quarter.

Non-interest income was $49.4 million for the fourth quarter, a decrease of $0.3 million from the same period in 2002. The decrease was largely due to a decline in gains on mortgage loan sales.

Non-interest expense for the fourth quarter of 2003 was $83.4 million, a decrease of $13.3 million, or 14%, from the comparable period in 2002. Non-interest expense of $96.7 million for the fourth quarter of 2002 included Systems Replacement Project and net restructuring and other related costs of $7.4 million. Excluding these items, non-interest expenses declined $5.9 million, or 7%, from the same quarter last year, largely due to savings associated with the Systems Replacement Project.

During the fourth quarter of 2003, the Company repurchased 1.6 million shares of common stock at a total cost of $64.2 million under the share repurchase program. The average cost per share was $40.27 during the quarter.

Table 20
Consolidated Quarterly Results of Operations

	Three Months Ended 2003				Three Months Ended 2002[1]
	Dec.	Sept.	June	Mar.	Dec.	Sept.	June	Mar.
	(dollars in millions except per share amounts)

Interest Income	$108.8	$108.1	$111.9	$113.8	$118.9	$127.3	$131.9	$138.4
Interest Expense	15.4	17.0	21.4	22.8	28.7	35.1	39.0	43.5

Net Interest Income	93.4	91.1	90.5	91.0	90.2	92.2	92.9	94.9
Provision for Loan and Lease Losses	—	—	—	—	—	—	3.3	8.3
Investment Securities Gains	—	0.6	0.6	0.6	0.6	—	—	—
Non-Interest Income	49.4	53.2	50.1	44.2	49.7	47.1	47.9	53.0
Non-Interest Expense	83.4	88.9	95.4	90.2	96.7	91.8	89.3	91.4

Income Before Income Taxes	59.4	56.0	45.8	45.6	43.8	47.5	48.2	48.2
Provision for Income Taxes	20.7	19.3	15.8	15.8	14.9	17.3	17.1	17.1

Net Income	$38.7	$36.7	$30.0	$29.8	$28.9	$30.2	$31.0	$31.1

Basic Earnings Per Share	$0.70	$0.64	$0.50	$0.49	$0.45	$0.44	$0.43	$0.42
Diluted Earnings Per Share	$0.66	$0.61	$0.48	$0.47	$0.44	$0.43	$0.42	$0.41
Return on Average Assets	1.66%	1.53%	1.27%	1.31%	1.20%	1.22%	1.23%	1.21%
Return on Average Equity	18.59%	16.69%	12.93%	12.42%	10.72%	10.40%	9.94%	9.97%
Efficiency Ratio	58.41%	61.34%	67.55%	66.44%	68.80%	65.90%	63.45%	61.81%
Operating Results and Performance Ratios excluding Systems Replacement Project and Restructuring[2]
Net Income	$38.7	$39.5	$36.6	$34.7	$33.8	$34.4	$31.0	$32.3
Basic Earnings Per Share	$0.70	$0.69	$0.62	$0.57	$0.53	$0.51	$0.43	$0.44
Diluted Earnings Per Share	$0.66	$0.66	$0.59	$0.55	$0.51	$0.49	$0.42	$0.43
Return on Average Assets	1.66%	1.65%	1.55%	1.52%	1.40%	1.39%	1.23%	1.26%
Return on Average Equity	18.59%	17.99%	15.77%	14.44%	12.54%	11.84%	9.94%	10.37%
Efficiency Ratio	58.41%	58.34%	60.39%	60.98%	63.51%	61.18%	63.45%	60.47%

1
Certain 2002 information has been reclassified to conform to the 2003 presentation.

2
Table 7 of this Item illustrates the reconciliation method for these non-GAAP disclosures.

2004-2006 Plan

In January 2004, the Company announced its plan for 2004-2006 which continues to build on the strategy of maximizing shareholder value over time.

There are five key elements of the new plan: 1) accelerate revenue growth in our island markets; 2) better integrate our business segments; 3) continue to develop our management teams; 4) improve operating efficiency; and 5) maintain a culture of dependable risk and capital management. The Company currently estimates that its net income for 2004 should be approximately $157 million. Based on current conditions, the Company does not expect to record a Provision in 2004; however, the actual amount of the Provision will depend on determinations of credit risk that will be made near the end of each quarter. Earnings per share and return on equity projections continue to be dependent upon the terms and timing of share repurchases. A summary of the Company's anticipated financial results as previously announced are included in Table 21.

Table 21
2004 - 2006 Plan

	Year Ended
	2004	2006
	(dollars in millions, except per share amounts)
Anticipated Financial Results
Operating Income	$243	$301
Provision for Loan and Lease Losses	—	26
Provision for Income Taxes	86	97

Net Income	$157	$178

Average Assets	$9,941	$10,763
Shareholders' Equity End of Year	$733	$733
Economic Performance:
Net Income After Capital Charge	$51	$92
Risk Adjusted Return on Capital	23%	27%
Performance Measures:
Diluted Earnings Per Share	$2.76	$3.39
Return on Average Assets	1.58%	1.65%
Return on Average Equity	20%	24%
Net Interest Margin	4.10%	4.12%
Efficiency Ratio	58.0%	53.0%
Leverage Capital Ratio	7.4%	7.0%
Tier 1 Capital Ratio	11.4%	10.9%

Item 7a. Qualitative and Quantitative Disclosures about Market Risk

See the Market Risk section in the Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 31 of this report.

Item 8. Financial Statements and Supplementary Data

Consolidated Quarterly Results of Operations—See Table 20 included in Item 7 of this report.

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Bank of Hawaii Corporation

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Hawaii Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                      /s/ ERNST & YOUNG LLP

Honolulu, Hawaii
January 26, 2004

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands except per share amounts)
Interest Income
Interest and Fees on Loans and Leases	$334,793	$366,366	$619,447
Income on Investment Securities—Held to Maturity	18,956	16,774	33,521
Income on Investment Securities—Available for Sale	77,793	104,261	137,320
Deposits	4,816	20,020	27,596
Funds Sold and Security Resale Agreements	1,919	3,503	5,034
Other	4,244	5,614	5,344

Total Interest Income	442,521	516,538	828,262
Interest Expense
Deposits	47,473	84,348	217,305
Security Repurchase Agreements	7,939	30,173	77,764
Funds Purchased	944	1,030	10,099
Short-Term Borrowings	92	1,489	9,562
Long-Term Debt	20,131	29,267	53,854

Total Interest Expense	76,579	146,307	368,584

Net Interest Income	365,942	370,231	459,678
Provision for Loan and Lease Losses	—	11,616	74,339

Net Interest Income After Provision for Loan and Lease Losses	365,942	358,615	385,339

Non-Interest Income
Trust and Asset Management	50,996	55,733	59,924
Mortgage Banking	15,556	18,866	20,133
Service Charges on Deposit Accounts	35,938	32,617	38,467
Fees, Exchange, and Other Service Charges	56,221	51,594	77,833
Gains on Sales of Banking Operations, Net of Venture Investment Losses	—	—	173,426
Investment Securities Gains	1,789	615	32,982
Insurance	13,680	10,938	9,241
Other	24,540	27,972	36,744

Total Non-Interest Income	198,720	198,335	448,750

Non-Interest Expense
Salaries and Benefits	186,280	186,563	240,793
Net Occupancy Expense	38,980	39,149	46,344
Net Equipment Expense	33,652	41,253	53,395
Goodwill Amortization	—	—	13,342
Restructuring and Other Related Costs	—	2,364	104,794
Information Technology Systems Replacement Project	21,871	13,628	—
Other	77,092	86,292	135,462

Total Non-Interest Expense	357,875	369,249	594,130

Income Before Income Taxes	206,787	187,701	239,959
Provision for Income Taxes	71,592	66,521	122,164

Net Income	$135,195	$121,180	$117,795

Basic Earnings Per Share	$2.32	$1.75	$1.49
Diluted Earnings Per Share	$2.21	$1.70	$1.46
Dividends Declared Per Share	$0.87	$0.73	$0.72
Basic Weighted Average Shares	58,338,566	69,385,745	78,977,011
Diluted Weighted Average Shares	61,085,567	71,447,333	80,577,763

See accompanying notes to Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition

	December 31, 2003	December 31, 2002
	(dollars in thousands)
Assets
Interest-Bearing Deposits	$154,735	$549,978
Investment Securities—Held to Maturity (Market Value of $720,699 and $236,016)	727,233	229,720
Investment Securities—Available for Sale	1,991,116	2,287,201
Funds Sold	—	195,000
Loans Held for Sale	9,211	40,118
Loans and Leases	5,757,175	5,359,004
Allowance for Loan and Lease Losses	(129,080)	(142,853)

Net Loans	5,628,095	5,216,151

Total Earning Assets	8,510,390	8,518,168
Cash and Non-Interest Bearing Deposits	363,495	374,352
Premises and Equipment	160,005	176,969
Customers' Acceptance Liability	1,707	2,680
Accrued Interest Receivable	32,672	36,722
Foreclosed Real Estate	4,377	9,434
Mortgage Servicing Rights	22,178	28,820
Goodwill	36,216	36,216
Other Assets	330,607	333,057

Total Assets	$9,461,647	$9,516,418

Liabilities
Deposits
Non-Interest Bearing Demand	$1,933,928	$1,719,633
Interest Bearing Demand	1,356,330	1,171,832
Savings	2,833,379	2,535,219
Time	1,209,142	1,493,477

Total Deposits	7,332,779	6,920,161
Securities Sold Under Agreements to Repurchase	472,757	735,621
Funds Purchased	109,090	64,467
Short-Term Borrowings	12,690	33,420
Current Maturities of Long-Term Debt	96,505	114,781
Banker's Acceptances Outstanding	1,707	2,680
Retirement Benefits Payable	61,841	61,385
Accrued Interest Payable	7,483	13,731
Taxes Payable and Deferred Taxes	207,101	196,813
Other Liabilities	138,999	82,596
Long-Term Debt	227,563	275,004

Total Liabilities	8,668,515	8,500,659

Commitments and Contingencies (See Notes 12 and 17)
Shareholders' Equity
Common Stock ($.01 par value); authorized 500,000,000 shares; issued / outstanding: December 2003—81,647,729 / 54,928,480, December 2002—81,294,730 / 63,015,442	807	806
Capital Surplus	391,701	372,192
Accumulated Other Comprehensive Income (Loss)	(5,711)	11,659
Retained Earnings	1,199,077	1,115,910
Deferred Stock Grants	(8,309)	(1,424)
Treasury Stock, at Cost (Shares: December 2003—26,719,249, December 2002—18,279,288)	(784,433)	(483,384)

Total Shareholders' Equity	793,132	1,015,759

Total Liabilities and Shareholders' Equity	$9,461,647	$9,516,418

See accompanying notes to Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders' Equity

	Total	Common Stock	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Deferred Stock Grants	Treasury Stock	Comprehensive Income
	(dollars in thousands)
Balance at December 31, 2000	$1,301,356	$806	$346,045	$(25,079)	$996,791	$—	$(17,207)
Comprehensive Income
Net Income	117,795	—	—	—	117,795	—	—	$117,795
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	20,733	—	—	20,733	—	—	—	20,733
Foreign Currency Translation Adjustment	27,266	—	—	27,266	—	—	—	27,266
Pension Liability Adjustment	(159)	—	—	(159)	—	—	—	(159)

Total Comprehensive Income								$165,635

Common Stock Issued:
59,586 Profit Sharing Plan	1,402	—	261	—	—	—	1,141
916,817 Stock Option Plan	21,314	—	1,054	—	(2,591)	5,655	17,196
120,397 Dividend Reinvestment Plan	2,819	—	495	—	(4)	—	2,328
5,487 Directors' Restricted Shares and Deferred Compensation Plan	336	—	121	—	—	—	215
727,800 Employees' Restricted Shares	5,105	—	18,397	—	—	(13,292)	—
65,146 Hawaii Insurance Network	1,299	—	1,299	—	—	—	—
Treasury Stock Purchased (8,300,900 shares)	(195,687)	—	—	—	—	—	(195,687)
Cash Dividends Paid	(56,567)	—	—	—	(56,567)	—	—

Balance at December 31, 2001	1,247,012	806	367,672	22,761	1,055,424	(7,637)	(192,014)

Comprehensive Income
Net Income	121,180	—	—	—	121,180	—	—	$121,180
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	4,237	—	—	4,237	—	—	—	4,237
Foreign Currency Translation Adjustment	(582)	—	—	(582)	—	—	—	(582)
Pension Liability Adjustment	(14,757)	—	—	(14,757)	—	—	—	(14,757)

Total Comprehensive Income								$110,078

Common Stock Issued:
43,449 Profit Sharing Plan	1,240	—	288	—	—	—	952
1,581,876 Stock Option Plan	32,279	—	5,352	—	(10,057)	(793)	37,777
101,796 Dividend Reinvestment Plan	2,893	—	656	—	(2)	—	2,239
4,792 Directors' Restricted Shares and Deferred Compensation Plan	20	—	141	—	—	—	(121)
(81,600) Employees' Restricted Shares	5,089	—	(1,917)	—	—	7,006	—
Treasury Stock Purchased (11,838,800 shares)	(332,217)	—	—	—	—	—	(332,217)
Cash Dividends Paid	(50,635)	—	—	—	(50,635)	—	—

Balance at December 31, 2002	1,015,759	806	372,192	11,659	1,115,910	(1,424)	(483,384)

Comprehensive Income
Net Income	135,195	—	—	—	135,195	—	—	$135,195
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	(16,434)	—	—	(16,434)	—	—	—	(16,434)
Pension Liability Adjustment	(936)	—	—	(936)	—	—	—	(936)

Total Comprehensive Income								$117,825

Common Stock Issued:
38,928 Retirement Savings Plan	1,370	—	526	—	—	—	844
1,213,303 Stock Option Plan	28,712	—	5,380	—	(1,439)	(1,498)	26,269
94,511 Dividend Reinvestment Plan	3,292	—	1,237	—	—	—	2,055
8,482 Directors' Restricted Shares and Deferred Compensation Plan	48	1	286	—	—	—	(239)
328,200 Employees' Restricted Shares	6,693	—	12,080	—	—	(5,387)	—
Treasury Stock Purchased (9,762,079 shares)	(329,978)	—	—	—	—	—	(329,978)
Cash Dividends Paid	(50,589)	—	—	—	(50,589)	—	—

Balance at December 31, 2003	$793,132	$807	$391,701	$(5,711)	$1,199,077	$(8,309)	$(784,433)

See accompanying notes to Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Operating Activities
Net Income	$135,195	$121,180	$117,795
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Provision for Loan and Lease Losses	—	11,616	74,339
Depreciation and Amortization	28,802	34,562	116,017
Amortization of Deferred Loan and Lease Fees	(6,167)	(8,229)	(44,664)
Amortization and Accretion of Investment Securities	33,462	24,153	18,007
Deferred Stock Grants	6,693	5,089	5,105
Deferred Income Taxes	32,787	47,581	4,382
Net Gain on Investment Securities	(1,789)	(615)	(32,982)
Proceeds From Sales of Loans Held for Sale	741,127	1,230,948	1,041,763
Originations of Loans Held for Sale	(710,220)	(814,357)	(1,319,243)
Gain on Sale of Banking Operations, Net of Venture Investment Losses	—	—	(173,426)
Net Change in Other Assets and Liabilities	58,516	7,653	(52,011)

Net Cash Provided (Used) by Operating Activities	318,406	659,581	(244,918)

Investing Activities
Proceeds from Redemptions of Investment Securities Held to Maturity	193,741	183,073	407,443
Purchases of Investment Securities Held to Maturity	(692,292)	(23,488)	(219,288)
Proceeds from Sales and Redemptions of Investment Securities Available for Sale	1,841,031	1,286,836	1,347,205
Purchases of Investment Securities Available for Sale	(1,601,274)	(1,590,059)	(789,806)
Net (Increase) Decrease in Loans and Lease Financing	(405,777)	278,605	1,616,513
Proceeds from Sale of Banking Operations	—	—	353,013
Premises and Equipment, Net	(11,838)	(15,360)	(18,414)

Net Cash Provided (Used) by Investing Activities	(676,409)	119,607	2,696,666

Financing Activities
Net Increase in Demand Deposits	398,793	379,635	61,755
Net Increase in Savings Deposits	298,160	597,556	455,739
Net Decrease in Time Deposits	(284,335)	(465,998)	(652,837)
Net Decrease in Foreign Deposits	—	(269,252)	(464,133)
Proceeds from Long-Term Debt	50,000	—	39,071
Repayments and Repurchases of Long-Term Debt	(115,717)	(200,595)	(445,843)
Net Decrease in Short-Term Borrowings	(238,971)	(979,983)	(466,404)
Proceeds from Issuance of Common Stock	29,540	36,432	25,870
Repurchase of Common Stock	(329,978)	(332,217)	(195,687)
Cash Dividends	(50,589)	(50,635)	(56,567)

Net Cash Used by Financing Activities	(243,097)	(1,285,057)	(1,699,036)

Effect of Exchange Rate Changes on Cash	—	(582)	27,266

Increase (Decrease) in Cash and Cash Equivalents	(601,100)	(506,451)	779,978
Cash and Cash Equivalents at Beginning of Period	1,119,330	1,625,781	845,803

Cash and Cash Equivalents at End of Period	$518,230	$1,119,330	$1,625,781

During the years ended December 31, 2003, 2002, and 2001, interest payments of $82,827,000, $162,338,000, and $411,282,000, respectively, and income tax payments of $23,150,000, $11,234,000, and $92,270,000, respectively, were made.

See accompanying notes to Consolidated Financial Statements.

Note 1—Summary of Significant Accounting Policies

Bank of Hawaii Corporation (the "Company") is a bank holding company providing a broad range of financial products and services to customers in Hawaii and the Pacific Islands (Guam, nearby islands and American Samoa). The majority of the Company's operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities, brokerage services, insurance products and trade financing. During 2001, the Company divested most of its business in Asia, the South Pacific and the U.S. Mainland as part of its strategic plan to increase shareholder value.

The accounting and reporting principles of the Company conform to accounting principles generally accepted in the United States ("GAAP") and prevailing practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements.

Certain prior period amounts have been reclassified to conform to current year presentation.

The following is a description of the significant accounting policies of the Company:

Consolidation

The Consolidated Financial Statements of the Company include the accounts of the Company and its subsidiaries. The Company's principal subsidiary is Bank of Hawaii (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company has investments in low income housing projects and sponsors the Bank of Hawaii Charitable Foundation. These entities are not consolidated in the Company's financial statements. The Company also has investments in leveraged leases, as discussed in Note 5.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and non-interest bearing deposits, interest bearing deposits and funds sold. All amounts are readily convertible to cash and have maturities less than ninety days.

Investment Securities

Investment securities are accounted for according to their purpose and holding period. Debt securities that may not be held to maturity and marketable equity securities are classified as securities available for sale and are reported at fair value, with unrealized gains and losses, after applicable taxes, reported as a component of cumulative other comprehensive income. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Trading securities are those securities acquired for the purpose of funding the Company's liabilities associated with certain compensation plans. These securities are included in Other Assets and are carried at fair value with unrealized holding gains and losses recognized currently in income. Non-marketable equity securities (Federal Reserve Bank and Federal Home Loan Bank stock) are accounted for at cost and included in Other Assets.

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

Loans and Leases

Loans are reported at the principal amount outstanding, net of unearned income. Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, unearned discounts and premiums are deferred and amortized into interest income as an adjustment to yield using methods that approximate the effective yield method over the term or estimated life of the loan. Loan commitment fees are generally deferred and amortized into fee income over the commitment period. Other credit-related fees are recognized as fee income, a component of non-interest income, when earned.

Direct financing leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income. Leveraged leases, which are a form of financing leases, are carried net of nonrecourse debt. Unearned income on direct financing and leveraged leases is amortized over the lease term by methods that approximate the interest method. Residual values on leased assets are reviewed regularly for other than temporary impairment.

Non-Performing Loans and Leases

Generally, commercial loans are placed on non-accrual status upon becoming past due 90 days or more for principal or interest, (unless well secured and in the process of collection), when terms are renegotiated below market levels, or where a substantial doubt about full repayment of principal and or interest is evident. Residential, home equity, and small business loans are placed on non-accrual status when any extension of credit is past due 120 days for principal or interest or upon taking a partial charge-off, or where a substantial doubt about full repayment of principal or interest is evident.

When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method until qualifying for return to accrual status. A loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement.

Loans are charged-off when it is probable that a loss has been incurred and when it is possible to make a reasonable estimate of the loss. For commercial loans, a charge-off is determined on a judgmental basis after due consideration of the debtor's prospects for repayment and the fair value of collateral is deemed deficient. For residential mortgage and home equity loans, a partial charge-off is required at 120 days delinquent if the estimated fair value (sales price minus all costs to acquire title, to hold and to sell) is less than the loan balance. Other consumer loans are charged-off upon becoming past due 120 days.

Allowance for Loan and Lease Losses

The Allowance for Loan and Lease Losses (the "Allowance") is a valuation allowance for probable credit losses inherent in the portfolio as of a given balance sheet date. In accordance with accounting and regulatory guidance, the Company maintains an Allowance adequate to cover management's estimate of probable credit losses based on analyses of historical loss experience supplemented by judgmental expectations of portfolio performance and economic conditions. Changes to the absolute level of the Allowance are recognized through charges to the Provision for Loan and Lease Losses. Losses represent a charge or reduction to the Allowance while recoveries are credited or added back. Credit exposures covered by the Allowance include legally binding commitments for loans, leases, banker's acceptances, financial and standby letters of credit and overnight overdrafts.

The Allowance is composed of an allocated and a general component. The allocated component represents an estimate of probable credit loss inherent to specific portfolios and borrowers. It is segmented between a baseline component based on historical loss experience and specific borrower evaluations, and a judgmental management adjustment component. Management adjustments are based on relevant observable data applied as necessary to reflect risk of probable loss not captured in the historical analyses. The general component addresses market and regulatory expectations through maintenance of appropriate coverage ratios of loans, non-accruals and net charge-offs, current economic conditions and positioning in the credit cycle, uncertainty from geo-political issues, overall concentration and correlation risk, overall delinquency and impairment trends and imprecision in the estimation process.

To estimate the baseline component, portfolios are segmented based on similar risk characteristics. A range of estimated losses is calculated based on historical loss rates and average delinquency flows to loss. For those commercial borrowers that are on non-accrual status and borrowers identified by management as exhibiting above average levels of risk, impairment is measured on individual loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Commercial borrowers not individually impaired are collectively evaluated for impairment based on line-of-business and internal risk rating segmentation. Loss estimates are calculated based on analysis of historical risk rating migrating to loss. Consumer and small business portfolios are evaluated for impairment collectively, based on product and geography. Both consumer and commercial loss models are updated quarterly.

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

Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets when mortgage loans are sold and the rights to service those loans are retained. The assets are recorded at their relative fair values on the date the loans are sold and are carried at the lower of the initial recorded value, adjusted for amortization, or fair value. The assets are amortized in proportion to and over the period of estimated net servicing income.

An impairment analysis is performed on a periodic basis by estimating the fair value of the mortgage servicing rights and comparing that value to the carrying amount. The assets are stratified by certain risk characteristics, primarily loan type and note rate. The Company estimates the fair value using a discounted cash flow model to calculate the present value of estimated future net servicing income. The model uses factors such as loan prepayment rates, costs to service, ancillary income, impound account balances and interest rate assumptions in its calculations.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is assessed at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") that the Company adopted on January 1, 2002. Prior to the adoption of SFAS No. 142, goodwill was amortized over 15-25 years. There was no impairment of goodwill in 2003 or 2002.

The following table presents pro forma net income and earnings per share, and a reconciliation of reported net income to pro forma net income, excluding goodwill amortization that was recognized in 2001, prior to the adoption of SFAS No. 142.

	2003	2002	2001
	(dollars in thousands except per share amounts)
Income Before Income Taxes, as reported	$206,787	$187,701	$239,959
Goodwill Amortization	—	—	13,342

Adjusted Income Before Tax	206,787	187,701	253,301
Provision for Income Taxes	71,592	66,521	122,164

Pro Forma Net Income Excluding Goodwill Amortization	$135,195	$121,180	$131,137

Pro Forma Basic Earnings Per Share	$2.32	$1.75	$1.66
Pro Forma Diluted Earnings Per Share	$2.21	$1.70	$1.63

Asset Impairments

Under Company policy, which is in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No.144"), which the Company adopted on January 1, 2002, long-lived assets are evaluated for impairment based on their future use. For an asset that is to be held and used, an impairment loss, which is measured as the difference between the carrying amount and fair value of the asset, is recognized only if the carrying value of the long-lived asset is not recoverable from its undiscounted cash flows. For a long-lived asset to be disposed of by sale an asset is measured at the lower of its carrying amount or fair value less cost to sell and depreciation is ceased. There was no impairment of long-lived assets in 2003 or 2002; however, in 2003 and 2002 depreciation was accelerated on assets related to the systems replacement project, as further discussed below.

Information Technology Systems Replacement Project

The Company accounted for the Information Technology Systems Replacement Project under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), which the Company adopted during 2002. The costs associated with this project included employee termination benefits, costs to terminate contracts, asset abandonments and professional fees. Termination benefits for employees not required to render service beyond a minimum retention period were recognized at fair value at the communication date. Termination benefits for employees that were required to render service beyond a minimum retention period were recognized ratably over the remaining service period. Costs to terminate a contract before the end of its term were recognized and measured at fair value when the contract terminated. Professional fees were expensed ratably over the conversion period. Depreciation expense on assets abandoned was accelerated and recognized over the shortened life.

Income Taxes

The Company files a consolidated federal income tax return with the Bank and its subsidiaries. Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement carrying amounts and the corresponding tax basis of assets and liabilities. Deferred taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted. A deferred tax valuation reserve is established if it is more likely than not that a deferred tax asset will not be realized.

The Company's tax sharing policy provides for the settlement of income taxes between each relevant subsidiary as if the subsidiary had filed a separate return. Payments are made to the Company by subsidiaries with tax liabilities, and subsidiaries that generate tax benefits receive payments for those benefits as used.

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the dilutive impact of stock options and uses the average share price during the period in determining the number of incremental shares to be added to the weighted average number of common shares outstanding. There were no adjustments to net income (the numerator) for purposes of computing basic EPS. A reconciliation of the weighted average common shares outstanding for computing diluted EPS for 2003, 2002 and 2001 follows:

	Weighted Average Shares
	2003	2002	2001
Denominator for Basic EPS	58,338,566	69,385,745	78,977,011
Dilutive Effect of Stock Options and Restricted Stock	2,747,001	2,061,588	1,600,752

Denominator for Diluted EPS	61,085,567	71,447,333	80,577,763

Risk Management Instruments

The Company has authorization from its Board to use off-balance sheet derivative financial instruments as an end-user in connection with its risk management activities to accommodate the needs of customers. The Company has not qualified for any of the hedge accounting methods (i.e., fair value, cash flows or net investment in foreign operations) addressed under SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities. All risk management derivative instruments are carried at fair value and the associated unrealized gains and losses are recognized currently in income. Over the past few years, the Company has not used interest rate swaps as a risk management tool. During 2003, only limited use of foreign exchange contracts was required to mitigate foreign currency risk.

Stock-Based Compensation

The Company has employee and director stock option plans that are more fully described in Note 14. The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations. Generally, stock-based employee compensation expense is not reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").

	2003	2002	2001
	(dollars in thousands except per share and option data)
Net Income, as reported	$135,195	$121,180	$117,795
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	543	644	326
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Method For All Awards, Net of Related Tax Effects	(10,386)	(10,163)	(4,366)

Pro Forma Net Income[1]	$125,352	$111,661	$113,755

Earnings per share:
Basic-as reported	$2.32	$1.75	$1.49
Basic-pro forma[1]	$2.15	$1.61	$1.44
Diluted-as reported	$2.21	$1.70	$1.46
Diluted-pro forma[1]	$2.05	$1.56	$1.41
Weighted Average Fair Value of Options Granted During the Year[1]	$9.05	$7.98	$5.87
Assumptions:
Average Risk Free Interest Rate	3.96%	4.90%	4.91%
Average Expected Volatility	32.04%	31.41%	31.26%
Expected Dividend Yield	3.07%	3.16%	3.20%
Expected Life	6.4 years	6.5 years	6 years

1
A Black-Scholes option pricing model was used to develop the fair values of the grants.

Stock Repurchases

Acquisition of the Company's common stock is recorded at cost.

Advertising Costs

The Company recognizes its advertising costs as incurred. Advertising costs were $4.6 million, $6.0 million, and $6.5 million in 2003, 2002 and 2001, respectively.

International Operations

As of December 31, 2001, the Company had curtailed most of its international operations. The Bank has operations that are conducted in the Pacific Islands that are denominated in U.S. dollars. These operations are classified as domestic.

Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"), which was revised in December 2003. FIN 46 provides a new framework for identifying a variable interest entity ("VIE") and determining when a company should include assets, liabilities, noncontrolling interest and results of activities of a VIE in its consolidated financial statements. For companies with special-purpose entities, as defined, FIN 46 was effective immediately. For companies with other types of VIEs, FIN 46 is effective for periods ending after March 15, 2004. The Company is currently evaluating the impact of FIN 46; however, it is not expected that the adoption of FIN 46 will have a material impact on the Company's financial position or results of operations.

In December 2003, the FASB revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132") to require additional disclosures including (a) the percentages of each major category of plan assets held, (b) the accumulated benefit obligation, and (c) narrative disclosure of investment strategies. These disclosures were effective for financial statements with fiscal years ending after December 15, 2003. Additional disclosure of information about estimated future benefit payments are effective for fiscal years ending after June 15, 2004. The disclosure for components of net benefit cost for interim periods required by this Statement are effective for interim periods beginning after December 15, 2003.

Note 2—Information Technology Systems Replacement Project

In July 2002, the Company entered into contracts with Metavante Corporation to provide for technology services, including professional services to convert existing systems to Metavante systems. The conversion was completed in the third quarter of 2003. The following summarizes costs incurred in connection with the transition to this outsourcing arrangement:

	Professional Fees	Employee Termination Benefits	Accelerated Depreciation	Other Associated Costs[1]	Total
	(dollars in millions)
Costs Incurred:
2003	$7.8	$3.7	$3.9	$6.5	$21.9
2002	5.1	1.2	5.4	1.9	13.6

Total Project Costs	$12.9	$4.9	$9.3	$8.4	$35.5

1
Includes contract termination, equipment, excise tax, and other costs.

Changes in related liability balances during the years ended December 31, 2003 and 2002 were as follows:

	Professional Fees	Employee Termination Benefits	Other Associated Costs	Total
	(dollars in millions)
Liability Balance at January 1, 2002	$—	$—	$—	$—
2002 Activity:
Accruals	5.1	1.3	1.9	8.3
Payments	5.0	1.0	1.9	7.9

Liability Balance at December 31, 2002	0.1	0.3	—	0.4
2003 Activity:
Accruals	7.8	3.7	6.5	18.0
Payments	6.9	3.5	6.0	16.4

Liability Balance at December 31, 2003	$1.0	$0.5	$0.5	$2.0

The Company incurred expenses of $3.6 million in 2003 under the technology services contract that became effective in July 2003. The Company's actual payments under the contract will depend upon future transaction volumes. Based upon the estimated future transaction volumes used in the                             contract, estimated payments in future years are:

(dollars in millions)
2004	$7.4
2005	7.6
2006	7.8
2007	8.1
2008	8.3
Thereafter	13.0

Total	$52.2

Note 3—Divestiture Program and Restructuring Charges

In April 2001, the Company announced a 2001-2003 strategic plan designed to maximize shareholder value by strengthening its Hawaii and Pacific Islands operations and divesting most other operations. By the end of 2001, the Company had sold its credit card portfolio, its California banking subsidiary, its investment in the Bank of Queensland Limited in Australia, and its South Pacific operations. Also in 2001, the Company's Asian branches were closed.

In 2002, four branch offices in the Federated States of Micronesia and in the Republic of the Marshall Islands were closed and First Savings and Loan Association of America ("First Savings"), a wholly owned subsidiary of the Company, was merged into the Bank.

In connection with the implementation of the 2001 strategic plan and the divestiture program, the Company recognized restructuring and other related costs as follows:

Divestiture Program and Restructuring Charges

	Foreign Currency Translation (Gains) Losses	Goodwill Write-down	Employee Termination Benefits	Asset Impairments	Professional Fees	Other Associated Costs[1]	Total
	(dollars in thousands)
Costs Incurred
2002	$(1,349)	$—	$2,720	$537	$350	$106	$2,364
2001	30,600	15,500	26,900	7,500	9,300	14,994	104,794

Total Costs	$29,251	$15,500	$29,620	$8,037	$9,650	$15,100	$107,158

1
Includes unrecoverable investments, contract termination and other costs.

The following schedule reflects the activity in the related liability balances:

	Employee Termination Benefits	Professional Fees	Other Associated Costs[1]	Total
	(dollars in thousands)
Beginning Liability Balance at January 1, 2001	$—	$—	$—	$—
2001 Activity:
Accruals	19,200	3,800	6,400	29,400
Payments	(9,414)	(3,800)	(386)	(13,600)
Reversals	(2,000)	(2,000)	(2,000)	(4,000)

Ending Liability Balance at December 31, 2001	7,786	—	4,014	11,800
2002 Activity:
Accruals	2,720	350	106	3,176
Payments	(10,506)	(350)	(2,620)	(13,476)
Reversals	—	—	(1,500)	(1,500)

Ending Liability Balance at December 31, 2002	$—	$—	$—	$—

1
Includes unrecoverable investments, contract termination and other costs.

Note 4—Investment Securities

The following presents the details of the investment securities portfolio:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
At December 31, 2003
Securities Held to Maturity:
Debt Securities Issued by the U.S. Treasury and Agencies	$22,021	$—	$(3)	$22,018
Debt Securities Issued by States and Municipalities	130	12	—	142
Mortgage-Backed Securities	705,082	3,500	(10,043)	698,539

Total	$727,233	$3,512	$(10,046)	$720,699

Securities Available for Sale:
Equity Securities	$261	$—	$—	$261
Debt Securities Issued by the U.S. Treasury and Agencies	59,339	1,651	—	60,990
Debt Securities Issued by States and Municipalities	5,957	263	—	6,220
Mortgage-Backed Securities	1,790,692	20,975	(6,394)	1,805,273
Other Debt Securities	118,040	458	(126)	118,372

Total	$1,974,289	$23,347	$(6,520)	$1,991,116

At December 31, 2002
Securities Held to Maturity:
Debt Securities Issued by the U.S. Treasury and Agencies	$20,860	$39	$—	$20,899
Debt Securities Issued by States and Municipalities	165	16	—	181
Mortgage-Backed Securities	208,695	6,241	—	214,936

Total	$229,720	$6,296	$—	$236,016

Securities Available for Sale:
Equity Securities	$249	$—	$—	$249
Debt Securities Issued by the U.S. Treasury and Agencies	76,291	2,449	—	78,740
Debt Securities Issued by States and Municipalities	7,306	349	—	7,655
Mortgage-Backed Securities	2,143,193	39,339	(280)	2,182,252
Other Debt Securities	17,696	609	—	18,305

Total	$2,244,735	$42,746	$(280)	$2,287,201

At December 31, 2001
Securities Held to Maturity:
Debt Securities Issued by the U.S. Treasury and Agencies	$20,799	$7	$(30)	$20,776
Debt Securities Issued by States and Municipalities	3,720	191	—	3,911
Mortgage-Backed Securities	366,314	11,464	(10)	377,768
Other Debt Securities	5,383	—	—	5,383

Total	$396,216	$11,662	$(40)	$407,838

Securities Available for Sale:
Equity Securities	$1,382	$—	$—	$1,382
Debt Securities Issued by the U.S. Treasury and Agencies	83,689	2,220	—	85,909
Debt Securities Issued by States and Municipalities	6,453	265	(1)	6,717
Mortgage-Backed Securities	1,854,732	38,451	(3,339)	1,889,844
Other Debt Securities	17,272	296	—	17,568

Total	$1,963,528	$41,232	$(3,340)	$2,001,420

The following presents an analysis of the contractual maturities of the investment securities portfolio as of December 31, 2003:

	Amortized Cost	Fair Value
	(dollars in thousands)
Securities Held to Maturity
Due in One Year or Less	$22,021	$22,018
Due After One Year Through Five Years	130	142

	22,151	22,160
Mortgage-Backed Securities	705,082	698,539

Total	$727,233	$720,699

Securities Available for Sale
Due in One Year or Less	$33,582	$34,599
Due After One Year Through Five Years	57,250	57,700
Due After Five Years Through Ten Years	81,090	81,575
Due After Ten Years	11,414	11,708

	183,336	185,582
Mortgage-Backed Securities	1,790,692	1,805,273
Equity Securities	261	261

Total	$1,974,289	$1,991,116

Investment securities of $1.4 billion and $1.6 billion carrying value which approximated fair value, were pledged to secure deposits of public (governmental) entities and repurchase agreements at December 31, 2003 and 2002, respectively.

Gross gains and losses and proceeds from sales and maturities of securities available for sale for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
	(dollars in thousands)
Gross Gains on Sales of Securities	$1,838	$615	$34,588
Gross Losses on Sales of Securities	(49)	—	(206)

Net Gains on Sales of Securities Available for Sale	$1,789	$615	$34,382

The following presents temporarily impaired investment securities that have been impaired for less than twelve months as of December 31, 2003:

	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Debt Securities Issued by the U.S. Treasury and Agencies	$22,018	$(3)
Mortgage-Backed Securities	1,141,665	(16,437)
Other Debt Securities	49,874	(126)

Total	$1,213,557	$(16,566)

As of December 31, 2003, no investment security had been impaired for more than 12 months.

The Company does not believe unrealized losses as of December 31, 2003 represent an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by the Federal National Mortgage Association, Federal Home Loan

Mortgage Corporation and private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 0.7% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

Income taxes related to 2003 net realized gains and losses on the sale of investment securities were $718,500. The cumulative other comprehensive income from net unrealized gains on investment securities was $10.8 million (net of taxes) as of December 31, 2003.

Note 5—Loans and the Allowance for Loan and Lease Losses

The loan portfolio was comprised of the following at December 31:

	2003	2002	2001	2000	1999
	(dollars in millions)
Domestic Loans
Commercial
Commercial and Industrial	$816.2	$875.0	$1,169.8	$2,433.6	$2,483.3
Commercial Mortgage	639.4	591.1	640.7	1,125.5	1,244.8
Construction	101.3	127.5	169.6	307.4	328.9
Lease Financing	436.0	427.3	423.9	464.5	376.6

Total Commercial	1,992.9	2,020.9	2,404.0	4,331.0	4,433.6

Consumer
Residential Mortgage	2,320.5	2,131.4	2,424.0	2,563.3	2,234.0
Home Equity	467.0	428.2	329.9	282.5	260.8
Purchased Home Equity	212.5	185.8	—	—	—
Other Consumer	658.8	493.3	399.8	719.4	746.8
Lease Financing	35.3	34.5	38.9	42.6	41.5

Total Consumer	3,694.1	3,273.2	3,192.6	3,607.8	3,283.1

Total Domestic Loans	5,687.0	5,294.1	5,596.6	7,938.8	7,716.7

Foreign Loans
Banks and Other Financial Institutions	1.4	1.9	1.4	132.6	207.7
Commercial	22.3	15.0	12.2	744.8	943.4
Lease Financing	31.5	31.1	30.6	32.7	32.5
Other	15.0	16.9	16.3	390.2	439.2

Total Foreign Loans	70.2	64.9	60.5	1,300.3	1,622.8

Total Loans	$5,757.2	$5,359.0	$5,657.1	$9,239.1	$9,339.5

Total loans and leases were net of unearned income totaling $173.3 million and $182.0 million as of December 31, 2003 and 2002, respectively.

The Company's lending activities are concentrated in its primary geographic markets of Hawaii and the Pacific Islands.

Commercial and mortgage loans totaling $452.0 million and $629.1 million were pledged to secure certain public deposits and Federal Home Loan Bank advances at December 31, 2003 and 2002, respectively.

The aggregate amount of gains (losses) on sales of commercial and mortgage loans (including adjustments to transfer loans to held for sale) is shown below. Adjustments to transfer commercial loans to loans held for sale at the lower of cost or fair value were charged to the Allowance.

	2003	2002
	(dollars in thousands)
Commercial Loans
Write-Downs Charged to the Allowance	$(1,767)	$(7,355)
Gains on Sales	158	—

Aggregate Gains (Losses) on Sales of Commercial Loans	(1,609)	(7,355)

Mortgage Loans
Gains on Sales	11,322	3,239
Valuation Adjustment	—	4,358

Aggregate Gains on Sales of Mortgage Loans	11,322	7,597

Total Aggregate Gains on Sales of Commercial and Mortgage Loans	$9,713	$242

The Company is the lessor in various leveraged lease agreements under which airplanes, rail cars and water-craft, with estimated economic lives ranging from 20 to 36 years, are leased for terms up to 20 years. The Company's equity investment typically represents approximately 22% of the purchase price, with the remaining percentage being furnished by third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the asset. The residual value of the asset is estimated at the beginning of the lease, based on appraisals and other methods, and is reviewed at least annually for impairment. At the end of the lease term, the asset is returned to the Company. For federal income tax purposes, the Company receives the investment tax credit and has the benefit of tax deductions for depreciation on the entire leased asset and for interest on the long-term debt. During the early years of the lease, those deductions exceed the lease rental income, resulting in income tax deductions. In the later years of the lease, rental income will exceed the deductions and taxes will be payable. Deferred taxes are provided to reflect this timing difference. The investment in leverage leases at December 31, 2003, of $363.4 million is included in the Commercial Lease Financing total of $436.0 million shown in the loan portfolio table.

The Company's net investment in leveraged leases was comprised of the following:

	December 31,
	2003	2002
	(dollars in thousands)
Rentals Receivable (Net of Principal and Interest on Nonrecourse Debt)	$297,891	$277,403
Estimated Residual Value of Leased Assets	185,654	168,651
Less: Unearned and Deferred Income	(120,108)	(118,592)

Investment in Leverage Leases	363,437	327,462
Less: Deferred Taxes Arising from Leveraged Leases	(264,923)	(235,210)

Net Investment in Leveraged Leases	$98,514	$92,252

Certain directors and executive officers of the Company and its subsidiary companies, companies in which they are principal owners, and trusts in which they are involved, have loans with the Bank. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements. At December 31, 2003 and 2002, such loans amounted to $54.2 million and $34.4 million, respectively. During 2003, the activity in these loans included new borrowings of $26.7 million and repayments of $4.5 million. The loan balances were also reduced by $2.4 million as a result of changes in the parties considered insiders.

Activity in the Allowance was as follows for the years ended December 31:

	2003	2002	2001	2000	1999
	(dollars in millions)
Balance at Beginning of Period	$142.9	$159.0	$246.2	$194.2	$211.3
Loans Charged-Off
Commercial
Commercial and Industrial	(5.3)	(13.0)	(97.7)	(22.1)	(18.5)
Commercial Mortgage	(0.6)	(2.9)	(19.4)	(15.2)	(4.5)
Construction	(0.5)	(0.5)	—	(0.6)	(1.4)
Lease Financing	(0.3)	(9.9)	(0.7)	(0.6)	(0.2)
Consumer
Residential Mortgage	(1.9)	(3.5)	(8.9)	(6.5)	(7.8)
Home Equity	(0.4)	(0.2)	(0.6)	(0.3)	—
Purchased Home Equity	(0.2)	—	—	—	—
Other Consumer	(17.4)	(12.5)	(19.2)	(19.5)	(25.1)
Lease Financing	(0.3)	(0.3)	(0.5)	(0.3)	—
Foreign	—	—	(22.0)	(45.7)	(45.8)

Total Charge-Offs	(26.9)	(42.8)	(169.0)	(110.8)	(103.3)

Recoveries on Loans Previously Charged-Off
Commercial
Commercial and Industrial	3.9	4.7	9.2	5.5	14.0
Commercial Mortgage	0.1	2.1	3.2	0.5	1.6
Construction	1.0	0.2	—	—	0.1
Lease Financing	0.1	—	0.3	—	—
Consumer
Residential Mortgage	1.0	1.1	1.0	1.2	0.6
Home Equity	0.1	0.1	0.1	—	—
Other Consumer	6.2	6.1	8.1	6.8	7.6
Lease Financing	0.1	0.1	0.1	0.1	—
Foreign	0.6	0.7	25.6	7.3	5.6

Total Recoveries	13.1	15.1	47.6	21.4	29.5

Net Loan Charge-Offs	(13.8)	(27.7)	(121.4)	(89.4)	(73.8)
Provision for Loan and Lease Losses	—	11.6	74.3	142.9	60.9
Allowance Related to Divestitures	—	—	(40.2)	—	—
Other[1]	—	—	0.1	(1.5)	(4.2)

Balance at End of Period	$129.1	$142.9	$159.0	$246.2	$194.2

Average Loans Outstanding	$5,524.4	$5,411.3	$7,732.7	$9,418.7	$9,259.6
Ratio of Net Charge-Offs to Average Loans Outstanding	0.25%	0.51%	1.57%	0.95%	0.80%
Ratio of Allowance to Loans and Leases Outstanding	2.24%	2.67%	2.81%	2.67%	2.08%

1
Includes balance transfers and foreign currency translation.

Details of the Foreign Allowance, which is included in the table above, was as follows:

	2003	2002	2001	2000	1999
	(dollars in millions)
Balance at Beginning of Period	$0.7	$0.6	$73.3	$78.4	$74.7
Charge-Offs	—	—	(22.0)	(45.7)	(45.8)
Recoveries	0.6	0.7	25.6	7.3	5.6

Net Loan (Charge-Offs) Recoveries	0.6	0.7	3.6	(38.4)	(40.2)
Provision for Loan and Lease Losses	—	(0.6)	6.4	34.7	42.2
Allowance Related to Divestitures	—	—	(23.8)	—	—
Other[1]	(0.6)	—	(58.9)	(1.4)	1.7

Balance at End of Period	$0.7	$0.7	$0.6	$73.3	$78.4

1
Includes balance transfers and foreign currency translation.

Non-accrual loans as of December 31, 2003 and 2002 totaled $27.3 million and $45.0 million, respectively. Loans past due 90 days or more and still accruing interest totaled $3.5 million and $1.8 million as of December 31, 2003 and 2002, respectively.

The following table presents information on impaired loans as of December 31:

	2003	2002	2001
	(dollars in thousands)
Recorded Investment in Impaired Loans Not Requiring an Allowance for Loan and Lease Losses	$8,386	$7,975	$25,338
Recorded Investment in Impaired Loans Requiring an Allowance for Loan and Lease Losses	7,590	33,966	41,849

Recorded Investment in Impaired Loans[1]	$15,976	$41,941	$67,187

Allowance for Loan and Lease Losses on Impaired Loans	$908	$8,301	$10,626
Average Recorded Investment in Impaired Loans During the Year	$27,716	$63,552	$89,575

1
Includes accruing market-rate troubled-debt restructurings of $0.2 million, $16.3 million and $23.8 million as of December 31, 2003, 2002 and 2001, respectively.

Note 6—Mortgage Servicing Rights

As of December 31, 2003 and 2002, the Company's portfolio of residential loans serviced for third parties totaled $2.9 billion and $3.9 billion, respectively. The servicing portfolio is comprised primarily of fixed rate loans concentrated in Hawaii.

Changes in the carrying value of mortgage servicing rights are summarized in the following table:

	2003	2002
	(dollars in thousands)

Balance at Beginning of Year	$28,820	$27,291
Originated Mortgage Servicing Rights	7,819	7,341
Purchased Servicing Rights	1,060	3,262
Mortgage Servicing Rights Valuation	—	204
Amortization	(15,521)	(9,278)

Balance at End of Year	$22,178	$28,820

Fair Value at End of Year	$31,243	$38,689

The key factors used in determining the fair value of mortgage servicing rights at December 31, 2003 and 2002 are presented below:

	2003	2002
Weighted-Average Constant Prepayment Rate	10.65%	13.25%
Weighted-Average Life (in years)	6.44	5.59
Weighted-Average Discount Rate	9.26%	9.96%

A sensitivity analysis of the current fair value of mortgage servicing rights to immediate 10% and 20% adverse changes in assumptions as of December 31, 2003 and 2002 are presented in the table that follows.

These sensitivities are hypothetical and should be used accordingly. Estimated changes in fair value are based on assumptions and generally cannot be extrapolated. Also, in this table, the effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing other assumptions. In reality, changes in one factor may result in changes in another, which may affect the sensitivities.

	2003	2002
	(dollars in thousands)

Fair Value	$31,243	$38,689
Prepayment Rate
Decrease in fair value from 10% adverse change	(1,557)	(2,363)
Decrease in fair value from 20% adverse change	(3,066)	(4,467)
Discount Rate
Decrease in fair value from 10% adverse change	(2,319)	(984)
Decrease in fair value from 20% adverse change	(5,166)	(1,878)

Note 7—Premises and Equipment and Other Assets and Liabilities

The following is a summary of premises and equipment:

	Cost	Accumulated Depreciation and Amortization	Net Book Value
	(dollars in thousands)
December 31, 2003
Premises	$278,657	$(146,552)	$132,105
Capital Leases	4,464	(1,964)	2,500
Equipment	190,168	(164,768)	25,400

	$473,289	$(313,284)	$160,005

December 31, 2002
Premises	$273,812	$(134,954)	$138,858
Capital Leases	4,464	(1,786)	2,678
Equipment	204,955	(169,522)	35,433

	$483,231	$(306,262)	$176,969

Depreciation and amortization (including capital lease amortization) included in non-interest expense totaled $28.8 million, $34.6 million and $42.7 million in 2003, 2002 and 2001, respectively.

The Company leases certain branch premises and equipment with lease terms extending through 2052. Most of the leases for premises provide for a base rent over a specified period with renewal options thereafter. Portions of certain properties are subleased for periods expiring in various years through 2010. Lease terms generally provide for the Company to pay taxes, maintenance and other operating costs.

Future minimum payments for capital leases and for non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2003:

	Capital Leases	Operating Leases
	(dollars in thousands)
2004	$605	$12,971
2005	605	11,172
2006	605	9,529
2007	605	7,437
2008	665	6,466
Thereafter	29,302	65,149

Total Minimum Lease Payments	32,387	$112,724

Amounts Representing Interest	(23,458)

Present Value of Net Minimum Lease Payments	$8,929

Minimum future rentals receivable under subleases for non-cancelable operating leases amounted to $5.0 million at December 31, 2003.

Rental expense for all operating leases for the years ended December 31, 2003, 2002 and 2001 is presented below:

	2003	2002	2001
	(dollars in thousands)
Minimum Rentals	$17,089	$17,600	$18,184
Sublease Rental Income	(1,378)	(1,471)	(1,489)

	$15,711	$16,129	$16,695

The following are included in Other Assets and Liabilities as of December 31, 2003 and 2002:

	2003	2002
	(dollars in thousands)
Other Assets:
Bank-Owned Life Insurance	$139,220	$122,069
Federal Home Loan Bank and Federal Reserve Bank Stock	77,533	79,392
Low Income Housing Investments	44,466	53,603
Other	69,388	77,993

Total Other Assets	$330,607	$333,057

Other Liabilities:
Unsettled Purchase of Investment Security	$50,000	$—
Insurance Premiums Payable	7,531	12,992
Corporate Incentive Plans	6,979	2,553
Self Insurance Reserve	6,477	6,537
Accrued Vacation	2,808	5,907
Accrued Mileage Program	—	5,046
Other	65,204	49,561

Total Other Liabilities	$138,999	$82,596

Note 8—Deposits

Time deposits with balances of $100,000 or more totaled $621.2 million and $804.4 million at December 31, 2003 and 2002, respectively. Deposits of public (governmental) entities totaling $11.1 million require collateralization by acceptable securities.

Maturities of time deposits of $100,000 or more at December 31, 2003 were as follows:

(dollars in thousands)
Due in 0 to 3 Months	$295,478
Due in 4 to 6 Months	103,183
Due in 7 to 12 Months	77,238
Due in 2005	46,310
Due in 2006	31,312
Due in 2007	35,455
Due in 2008	30,077
Due Thereafter	2,158

Total	$621,211

Note 9—Short-Term Borrowings

Details of short-term borrowings for 2003, 2002 and 2001 were as follows:

	Funds Purchased	Securities Sold Under Agreements to Repurchase	Commercial Paper	Other Short-Term Borrowings
	(dollars in thousands)
2003
Amounts Outstanding at December 31	$109,090	$472,757	$2,681	$10,009
Average Amount Outstanding During Year	89,291	622,225	6,114	6,523
Maximum Amount Outstanding at Any Month End	159,530	813,472	8,791	13,634
Weighted Average Interest Rate During Year[1]	1.06%	1.28%	0.67%	0.78%
Weighted Average Interest Rate End of Year	0.89%	1.01%	0.55%	0.73%
2002
Amounts Outstanding at December 31	$64,467	$735,621	$7,392	$26,028
Average Amount Outstanding During Year	64,828	1,283,387	15,792	26,242
Maximum Amount Outstanding at Any Month End	116,775	1,748,514	16,778	74,925
Weighted Average Interest Rate During Year[1]	1.59%	2.35%	1.69%	4.66%
Weighted Average Interest Rate End of Year	1.15%	1.70%	0.75%	1.25%
2001
Amounts Outstanding at December 31	$55,800	$1,643,444	$104,127	$10,120
Average Amount Outstanding During Year	219,631	1,670,116	103,323	112,495
Maximum Amount Outstanding at Any Month End	553,779	1,922,586	144,105	186,514
Weighted Average Interest Rate During Year[1]	4.60%	4.66%	4.90%	4.02%
Weighted Average Interest Rate End of Year	1.25%	2.95%	4.59%	4.86%

1
Average rates for the year are computed by dividing actual interest expense on borrowings by average daily borrowings.

Funds Purchased generally mature on the day following the date of purchase.

Securities Sold Under Agreements to Repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the Consolidated Statements of Condition. The securities underlying the agreements to repurchase continue to be reflected as assets of the Company and are delivered to and held in collateral accounts with third party trustees. At December 31, 2003, the weighted average contractual maturity of these agreements was 50 days and consisted of transactions with public (governmental) entities, primarily the State of Hawaii ($304.5 million), and local municipalities ($168.3 million). A schedule of maturities of repurchase agreements as of December 31, 2003 follows:

2003
(dollars in thousands)
2 to 30 days	$171,044
31 to 90 days	240,822
Over 90 days	60,891

Total	$472,757

Commercial Paper is issued in various denominations generally maturing 90 days or less from date of issuance.

At December 31, 2003, Other Short-Term Borrowings consisted primarily of Treasury Tax and Loan Balances. Treasury Tax and Loan Balances represent tax payments collected on behalf of the U.S. Government, which are callable at any time and bear market interest rates.

A line of credit totaling $25.0 million was previously maintained for working capital purposes but was discontinued in January 2002. Fees related to this line were $11,000 in 2002.

Note 10—Long-Term Debt

Amounts outstanding for Long-Term Debt as of December 31, 2003 and 2002 were as follows:

	2003	2002
	(dollars in thousands)
Subordinated Notes	$124,709	$231,439
8.25% Capital Securities	31,425	31,425
Privately Placed Notes	90,505	91,515
Federal Home Loan Bank Advances	68,500	26,500
Capitalized Lease Obligations	8,929	8,906

	324,068	389,785
Less: Current Maturities	(96,505)	(114,781)

Total Long-Term Debt	$227,563	$275,004

As of December 31, 2003, subordinated notes issued by the Bank, bearing a fixed interest rate of 6.875%, was outstanding. The note, with $124.7 million outstanding, was issued in 1999 under the Bank's $1 billion note program and matures in 2009. Under the terms of this program, the Bank may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1.0 billion.

Bancorp Hawaii Capital Trust I, a grantor trust wholly-owned by the Company, issued $100 million 8.25% Capital Securities (the "Securities"). The Securities bear a cumulative fixed interest rate of 8.25% and mature on December 15, 2026. Interest payments are semi-annual. The Company is subject to an expense agreement with the trust obligating the Company to pay any costs, expenses or liabilities of the trust, other than obligations of the trust to pay amounts due pursuant to the terms of the Securities. The sole assets of the trust are Junior Subordinated Debt Securities (the "Debt") issued by the Company to the trust. The Debt is redeemable prior to the stated maturity at the Company's option. The Securities are subject to mandatory redemption upon repayment of the related Debt at their stated maturity dates, or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by the Company upon concurrent repayment of the related Debt. The Company has issued guarantees for the payment of distributions and payments on liquidation or redemption of the Securities, but only to the extent of funds held by the trust. The guarantees are junior subordinated obligations of the Company. Distributions to securities holders may be deferred for up to five consecutive years. During any such deferral period the Company's ability to pay dividends on its common shares will be restricted. The Federal Reserve has announced that certain cumulative preferred securities having the characteristics of the Securities qualify as minority interest, and are included in Tier 1 capital for bank holding companies. During 2002, the Company repurchased $68.6 million of the Securities. No repurchases were made in 2003.

Privately placed notes issued by the Company, including fair value adjustments, totaled $90.5 million at December 31, 2003 and mature in 2004. These notes carry seven year terms and bear floating interest rates of 10 to 25 basis points above the three-month LIBOR rate, which was 1.15% at December 31, 2003. In July 2002, the note holder exercised the option to change to a fixed 6.99% rate on $40.0 million.

Federal Home Loan Bank ("FHLB") advances bear interest at rates from 4.0% to 6.68% and mature from 2004 through 2010. FHLB advances that mature within the next year ($6.0 million) were classified as

Current Maturities of Long-Term Debt on the Consolidated Statements of Condition. At December 31, 2003, mortgage loans totaling $92.2 million and FHLB stock totaling $59.0 million were pledged to secure these advances.

Capitalized lease obligations relate to office space at the headquarters of the Company. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $605,000 per year from 2003 to 2007, $665,000 per year from 2008 to 2012 and are negotiable thereafter.

As of December 31, 2003, future principal payments on long-term debt are expected to be:

(in thousands)
2004	$96,505
2005	10,000
2006	2,500
2007	—
2008	—
Thereafter	215,063

Total	$324,068

Note 11—Shareholders' Equity

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital. Tier I capital is common shareholders' equity plus qualifying capital securities and minority interest, reduced by unrealized gains and losses accumulated in other comprehensive income and certain intangible assets. Total capital is Tier I capital plus qualifying subordinated debt, allowable allowance for loan losses and any investment in an unconsolidated subsidiary. Three capital ratios are used to measure capital adequacy: Tier I capital divided by risk-weighted assets, as defined; Total capital divided by risk-weighted assets; and the leverage ratio, which is Tier I capital divided by average assets.

As of December 31, 2003, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action. There were no conditions or events since year-end that management believes have changed the Company's or the Bank's capital ratings.

The table below sets forth the minimum required capital for well-capitalized institutions and the actual capital amounts and ratios for the Company and the Bank at December 31, 2003 and 2002:

	Well-Capitalized Minimum Ratio	Bank of Hawaii Corporation	Bank of Hawaii
	(dollars in thousands)
At December 31, 2003:
Shareholders' Equity		$793,132	$775,776
Tier 1 Capital		777,570	742,919
Total Capital		980,492	946,626
Tier 1 Capital Ratio	6%	12.54%	11.86%
Total Capital Ratio	10%	15.81%	15.11%
Leverage Ratio	5%	8.43%	8.01%
At December 31, 2002:
Shareholders' Equity		$1,015,759	$939,970
Tier 1 Capital		983,763	890,703
Total Capital		1,183,522	1,091,233
Tier 1 Capital Ratio	6%	16.59%	14.86%
Total Capital Ratio	10%	19.96%	18.21%
Leverage Ratio	5%	10.34%	9.29%

Federal Reserve Board regulations require the Bank to maintain reserve balances based on the amount of deposits held. The required reserve balance was $41.2 million and $21.1 million at December 31, 2003 and 2002, respectively.

The Bank is subject to federal regulatory restrictions that limit cash dividends and loans to the Company. These restrictions generally require advanced approval from the Bank's regulator for payment of dividends in excess of earnings for the prior three years. Special dividends of $200.0 million and $235.0 million were paid in 2003 and 2002, respectively, by the Bank from capital released by the divestiture and risk reduction programs. Because of these special dividends, which were used by the Company for share repurchases, advanced approval is required for future dividends. Such approval has been granted for an amount up to the level of the Bank's income for 2004, subject to the absence of any adverse material change in the Bank's financial condition.

The components of accumulated other comprehensive income (net of tax), which is a component of equity, were:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Net Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance, December 31, 2000	$(26,684)	$(630)	$2,235	$(25,079)
Net change	27,266	(159)	20,733	47,840

Balance, December 31, 2001	582	(789)	22,968	22,761
Net change	(582)	(14,757)	4,237	(11,102)

Balance, December 31, 2002	—	(15,546)	27,205	11,659
Net change	—	(936)	(16,434)	(17,370)

Balance, December 31, 2003	$—	$(16,482)	$10,771	$(5,711)

The following table presents the changes to accumulated other comprehensive income (loss) and the related tax effect allocated to each component:

	Before Tax Amount	Tax Effect	Net of Tax
	(dollars in thousands)
2003:
Minimum Pension Liability Adjustment	$(1,440)	$(504)	$(936)
Net Unrealized Losses on Securities Available for Sale Arising During the Year	(23,494)	(8,223)	(15,271)
Reclassification of Net Losses on Securities Available for Sale Included in Net Income	(1,789)	(626)	(1,163)

Net Unrealized Losses on Securities Available for Sale Arising During the Year	(25,283)	(8,849)	(16,434)

Accumulated Other Comprehensive Loss	$(26,723)	$(9,353)	$(17,370)

2002:
Foreign Currency Translation Adjustment	$(895)	$(313)	$(582)
Minimum Pension Liability Adjustment	(22,703)	(7,946)	(14,757)
Net Unrealized Gains on Securities Available for Sale Arising During the Year	7,133	2,496	4,637
Reclassification of Net Losses on Securities Available for Sale Included in Net Income	(615)	(215)	(400)

Net Unrealized Gain on Securities Available for Sale Arising During the Year	6,518	2,281	4,237

Accumulated Other Comprehensive Loss	$(17,080)	$(5,978)	$(11,102)

2001:
Foreign Currency Translation Adjustment	$41,948	$14,682	$27,266
Minimum Pension Liability Adjustment	(245)	(86)	(159)
Net Unrealized Gains on Securities Available for Sale Arising During the Year	70,177	28,071	42,106
Reclassification of Net Losses on Securities Available for Sale Included in Net Income	(35,622)	(14,249)	(21,373)

Net Unrealized Gains on Securities Available for Sale Arising During the Year	34,555	13,822	20,733

Accumulated Other Comprehensive Income	$76,258	$28,418	$47,840

During 2003, the Company's Board of Directors approved share repurchase programs that authorized the repurchase of an additional $200.0 million in common stock. This authorization, combined with the Company's previously announced authorization of $800.0 million, brings the total authorized repurchase amount to $1.0 billion. Shares repurchased under these programs are held in Treasury for reissue in connection with stock compensation plans and for general corporate purposes. During 2003, 2002 and 2001, the Company repurchased 9.7 million, 11.8 million and 8.3 million shares, respectively under these programs at an average cost of $28.68 per share for a total of $855.0 million. Remaining buyback authority was $145.0 million at December 31, 2003.

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

Note 13—Employee Benefits

Defined Contribution Plans

Effective July 1, 2002, the Company created the Bank of Hawaii Retirement Savings Plan (the "Savings Plan") by merging its deferred compensation profit sharing plan with its defined contribution money purchase plan. The Savings Plan has three Company contribution components: (1) 401(k) matching; (2) a 3% fixed amount based on eligible compensation; and (3) a discretionary value sharing contribution. Under the 401(k) component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company makes matching contributions on behalf of participants each calendar quarter equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants' eligible compensation, and $0.50 for every $1.00 contributed by participants over 2% up to 5% of the participants' eligible compensation. In addition, all eligible members receive an annual 3% fixed contribution and a discretionary value sharing contribution that is linked to the Company's financial goals. These contributions are made regardless of whether the member contributes to the Savings Plan and is invested in accordance with the participant's selection of investment options available under the Savings Plan. The Company also has a non-qualified Savings Plan which covers certain employees for amounts exceeding the limits under the plan. Total expense under the Savings Plans was $11.5 million in 2003 and $7.3 million for the six months in 2002 that the Savings Plans were in effect.

Prior to July 1, 2002, a deferred compensation profit sharing plan ("Profit Sharing Plan") was provided for the benefit of all employees of the Company and its subsidiaries who met the Profit Sharing Plan's eligibility requirements. Contributions to the Profit Sharing Plan were at the sole discretion of the Company's Board of Directors. Participants in the Profit Sharing Plan received up to 50% of their annual allocation in cash. The remaining amounts were deferred and could be invested in various options including mutual funds, a collective trust, and common stock of the Company. The Company's contribution to the Profit Sharing Plan totaled $3.7 million in 2001. The Profit Sharing Plan also provided for a company match of $1.25 for each $1.00 in 401(k) contributions made by qualified employees up to a maximum of 2% of the employee's compensation. For 2002 and 2001, matching contributions under this plan totaled $1.5 million and $2.9 million, respectively.

Also prior to July 1, 2002, the Company had a defined contribution money purchase plan ("Money Purchase Plan") under which it contributed 4% of an employee's compensation for employees meeting certain eligibility and vesting requirements. The Money Purchase Plan had a one year eligibility requirement and a five year vesting period. For 2002 and 2001, the Company contributed $2.7 million and $5.1 million, respectively, to the Money Purchase Plan.

Defined Benefit Plans (Pension Plans)

In 1995, the Company froze its non-contributory, qualified defined benefit retirement plan ("Retirement Plan") and excess retirement plan ("Excess Plan"), which covered employees of the Company and participating subsidiaries who met certain eligibility requirements.

Retirement Plan assets primarily consist of a collective investment fund and marketable securities including stocks, U.S. Government agency securities, U.S. Government Treasuries, Corporate Bonds, a money market fund, and mutual funds. The assets of the Retirement Plan include investments in a Bank of Hawaii collective investment fund and securities of related parties (Pacific Capital Funds mutual funds and a money market fund). The Asset Management Group of the Bank, an SEC-registered investment adviser, manages the Pacific Capital Funds mutual funds and the money market fund. The Bank manages the Bank of Hawaii collective investment fund. The fair value of securities of related parties was $21.5 million and $20.9 million as of December 31, 2003 and 2002, respectively.

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries. The unfunded Excess Plan recognizes the liability to participants for amounts exceeding the limits allowed under the Retirement Plan. Because the Excess Plan is unfunded, it has no plan assets. The projected benefit obligation, accumulated benefit obligation and accrued benefit liability each totaled $5.7 million as of December 31, 2003 and $5.6 million as of December 31, 2002.

Postretirement Benefit Plans

The Company's postretirement benefit plan provides retirees with life, dental and medical insurance coverage. The retiree life insurance benefit for participants who retire after 2003 was terminated as of December 31, 2003, which resulted in a curtailment gain of $2.5 million. Employees who were retired as of December 31, 2003 are still eligible for the life insurance benefits. The costs of providing postretirement benefits are "shared costs" where both the employer and former employees pay a portion of the premium. Most employees of the Company and its subsidiaries who have met the eligibility requirements are covered by this plan. The Company recognizes the transition obligation over 20 years, ending in 2013. The Company has no segregated assets to provide postretirement benefits.

The Company uses a December 31 measurement date for all its plans.

The following table sets forth the change in benefit obligation, change in fair value of plan assets, funded status, and net amount recognized in the Consolidated Statements of Condition for the aggregated pension plans (Retirement Plan and Excess Plan) and postretirement benefit plan for the years ended December 31, 2003 and 2002.

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
	(dollars in thousands)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$64,138	$54,452	$30,917	$25,694
Service Cost	—	—	1,071	1,002
Interest Cost	4,253	4,020	1,858	1,901
Obligation Curtailed	—	—	(3,250)	—
Actuarial (Gain) Loss	4,895	7,564	(632)	3,254
Employer Benefits Paid[1]	(2,461)	(1,898)	(1,103)	(934)

Benefit Obligation at End of Year	$70,825	$64,138	$28,861	$30,917

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$48,520	$55,387	$—	$—
Actual Return on Plan Assets	9,178	(5,440)	—	—
Employer Contribution	463	471	1,103	934
Employer Benefits Paid	(2,461)	(1,898)	(1,103)	(934)

Fair Value of Plan Assets at End of Year	$55,700	$48,520	$—	$—

Prepaid (Accrued)
Funded Status	$(15,125)	$(15,618)	$(28,861)	$(30,917)
Unrecognized Net Actuarial Gain/(Loss)	25,357	25,131	(8,882)	(7,999)
Unrecognized Transition Obligation	—	—	5,273	6,535

Net Amount Prepaid (Accrued)	$10,232	$9,513	$(32,470)	$(32,381)

Amounts Recognized in the Consolidated Statements of Financial Condition Consist of:
Accrued Benefit Liability	$(15,125)	$(15,618)	$(32,470)	$(32,381)
Accumulated Other Comprehensive Income	25,357	25,131	—	—

Net Amount Prepaid (Accrued)	$10,232	$9,513	$(32,470)	$(32,381)

1
Participants' contributions relative to postretirement benefits were offset against employer benefits paid in the above table. For the years ended December 31, 2003 and 2002, participants' contributions for postretirement benefits totaled $1,054,000 and $756,000, respectively. There were no participants' contributions to the pension plans.

At December 31, 2003, the accumulated benefit obligations for the aggregated pension plans exceeded the fair value of Plan Assets. Included in other comprehensive income was a charge of $0.9 million, net of deferred taxes, related to this obligation.

Components of net periodic benefit cost for the aggregated pension plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2003, 2002 and 2001.

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
	(dollars in thousands)
Components of Net Periodic (Benefit) Cost:
Service Cost	$—	$—	$—	$1,071	$1,002	$868
Interest Cost	4,253	4,020	3,886	1,858	1,901	1,768
Expected Return on Plan Assets	(4,697)	(4,926)	(5,440)	—	—	—
Amortization of Unrecognized Net Transition (Asset) Obligation	—	—	—	653	653	653
Actuarial (Gain) Loss	874	76	143	(486)	(724)	(317)

Net Periodic (Benefit) Cost	430	(830)	(1,411)	3,096	2,832	2,972

Curtailment Gain	—	—	—	(2,480)	—	—

Total Net Periodic (Benefit) Cost	$430	$(830)	$(1,411)	$616	$2,832	$2,972

Assumptions used to determine benefit obligations as of December 31, 2003 and 2002 for the aggregated pension plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Weighted Average Assumptions as of December 31:
Discount Rate	6.25%	6.75%	6.25%	6.75%
Health Care Cost Trend Rate	—	—	6.00%	6.00%

Assumptions used to determine the net periodic benefit cost for the aggregated pension plans and postretirement benefit plan for years ended December 31, 2003, 2002 and 2001 were as follows:

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Weighted Average Assumptions as of December 31:
Discount Rate	6.75%	7.50%	7.50%	6.75%	7.50%	7.50%
Expected Return on Plan Assets	8.50%	9.00%	9.00%	—	—	—
Health Care Cost Trend Rate	—	—	—	6.00%	6.00%	6.00%

In determining the long-term rate of return for plan assets the Company reviews historical returns, the asset composition of the Plan and the interest rate environment.

The health care cost trend rate assumption used was 6%. A one percent change in this assumption (with all other assumptions remaining constant) would impact the service and interest cost components of the net periodic postretirement benefit cost and the postretirement benefit obligation for 2003 as follows:

	One Percent Increase	One Percent Decrease
	(dollars in thousands)
Effect on the Total of Service and Interest Cost Components	$287	$(230)
Effect on Postretirement Benefit Obligation	$1,928	$(1,602)

The percentages of the Retirement Plan assets by major category, based upon their fair values, as of December 31, 2003 and December 31, 2002 were as follows:

	Percentage of Plan Assets at December 31,
Asset Category			Target Allocation
	2003	2002
Equities	58%	51%	50% - 80%
Bonds	27%	33%	25% - 40%
Other[1]	13%	14%	25% - 80%
Cash and Cash Equivalents	2%	2%	0% - 50%

	100%	100%

1
Represents an investment in a partnership of which the underlying assets are equities and bonds.

The Retirement Plan's assets include investments in funds managed by the Bank as of December 31, 2003 as follows:

			Market Value
	Number of Shares	Dividends Paid
			2003	2002
Bank of Hawaii Money Market Fund	1,167,997	$—	$1,167,997	$787,257
Pacific Capital Diversified Fixed Income Fund	1,324,401	896,089	14,978,973	16,020,819
Pacific Capital Small-Cap Fund	177,605	59,115	2,847,015	2,070,492
Pacific Capital Growth Stock Fund	287,307	—	2,459,344	2,070,826

	2,957,310	$955,204	$21,453,329	$20,949,394

The Retirement Plan's investment objective is to provide its participants with retirement income and to assist retirees in coping with inflation. To achieve this goal, the Investment Committee of the Retirement Plan seeks a return on investment which will enhance the purchasing power of the principal amount of these assets over the long term through capital appreciation and reinvestment of income. The Investment Committee seeks a compounded annual total rate of return greater than the return of the "Market Index" or plus 400 basis points above the return of 90-day Treasury Bills, whichever is higher, on a trailing three year basis. The "Market Index" is composed of 60% S&P 500, 15% Russell 2000 Index, and 25% Lehman Brothers Government/Corporate Bond Index. The Investment Committee of the Retirement Plan seeks to protect the Retirement Plan assets through prudent asset allocation, manager selection, and periodic review. Investments in stocks and fixed income investments should be diversified in a way which is consistent with the risk tolerance and investment objective of the Retirement Plan.

The Company expects to contribute $0.5 million to the Retirement and Excess Plan and $1.3 million to its postretirement benefit plan in 2004.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was enacted on December 8, 2003. The Act expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company elected to defer recognizing the effects of the Act and intends to review its retiree health care strategy in light of the new Medicare provisions that may reduce the Company's obligations in the plan. Therefore, the retiree medical obligations and costs reported as of December 31, 2003 do not reflect the impact, if any, of this legislation. FASB Staff Position 106-1 permits deferring the recognition of the new Medicare provisions due to pending authoritative guidance on the accounting for the Act. The final accounting guidance could require changes to previously reported information.

Note 14—Stock Compensation

Director Stock Compensation Program

The Company has a Director Stock Compensation Program that annually grants 200 shares of restricted common stock ("Restricted Shares") and an option for 3,000 common shares to each non-employee director. The exercise price of the options is based on the closing market price of the shares on the date that the options were granted. Each option expires ten years from the date of grant and is generally not transferable. If an optionee ceases to serve as a director for any reason other than death or disability, any unexercised options terminate. Upon the exercise of options, the shares received ("Option Shares") are nontransferable during the term of the director. If an optionee ceases to serve as a director prior to the end of his or her term, for any reason other than death or disability, the Option Shares will be redeemed by the Company at a price equal to the exercise price. The Restricted Shares are also nontransferable during the term of the director. If an optionee ceases to serve as a director prior to the end of his or her term, for any reason other than death, disability, removal without cause, or change of control, the Restricted Shares are forfeited. At December 31, 2003, 168,000 options and 23,000 Restricted Shares were outstanding under this program.

Employee Stock Option Plan

The Company's Stock Option Plans (the "Plans") are administered by the Compensation Committee of the Board of Directors. Awards under the Plans can include stock options, stock appreciation rights (SAR's), restricted stock and restricted stock units. The authority to grant awards under the Plans expired on December 31, 2003. The Company expects to submit a new stock option plan to its shareholders for approval in 2004.

Stock Options

Stock option awards provide participants with the option to purchase shares of common stock at specified exercise prices during a period of time beginning not less than one year after the date the option was granted through the option's expiration, which is generally ten years from the date of grant. The exercise prices are the fair market value of the shares on the dates the options were granted.

The following information relates to options outstanding under all plans as of December 31, 2003:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable	Weighted Average Exercise Price
$12.88 - $14.00	2,628,234	$13.57	6.5	2,628,234	$13.57
16.88 - 18.38	977,953	17.70	3.0	977,953	17.70
18.80 - 21.13	1,170,251	19.78	5.3	943,082	20.02
21.16 - 23.37	191,333	21.58	7.2	147,500	21.67
24.50 - 26.06	811,023	25.41	5.0	663,430	25.48
27.01 - 28.76	1,742,561	27.16	8.1	1,281,962	27.10
29.68 - 32.36	887,900	30.38	9.1	33,000	32.36
32.89 - 41.42	703,250	35.85	9.5	—	—

Total	9,112,505	21.99	6.6	6,675,161	19.14

The following table presents the activity in all the plans for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding at January[1]	8,989,440	$19.78	8,533,727	$17.43	7,981,150	$16.66
Granted	1,625,050	32.78	2,248,025	27.12	1,791,250	20.95
Exercised[1]	(1,224,561)	19.49	(1,579,699)	17.05	(990,520)	17.00
Forfeited	(274,037)	23.47	(157,901)	24.74	(102,825)	15.46
Expired	(3,387)	21.21	(54,712)	18.15	(145,328)	23.36

Outstanding at December 31	9,112,505	21.99	8,989,440	19.78	8,533,727	17.43

Options Exercisable at December 31	6,675,161		5,220,011		5,336,811
Options Available for Future Grants[2]	296,000		2,466,271		4,442,077

1
The price per share of options exercised on an actual exercise price basis ranged between $12.88 and $27.01 for 2003, $10.87 and $26.06 for 2002, and $12.88 and $26.06 for 2001.

2
In 2003, consists of restricted shares and stock options under the Director Stock Compensation Program. The authority to grant options under the employee stock option plan expired on December 31, 2003.

Restricted Stock

Restricted Stock awards provide participants with rights to shares of stock upon completion of a service period or achievement of Company performance measures. During the restriction period all shares are considered outstanding and dividends are paid on the Restricted Stock. The Restricted Stock vests over periods from three to ten years from date of grant, although accelerated vesting was provided in certain grants, based on attainment of target prices for the Company's stock or other Company performance measures. The Company recognizes compensation expense, measured as the quoted market price of the Restricted Stock on the grant date, on a straight-line basis over the vesting period, with recognition of the cost associated with accelerated vesting upon attainment of the performance measures. The unearned compensation is shown as a separate component of shareholders' equity. Restricted Stock is cancelled if an employee terminates prior to the vesting date. Total compensation expense recognized by the Company for Restricted Stock was $5.8 million, $3.6 million and $2.7 million in 2003, 2002 and 2001, respectively.

The following table presents the activity for Restricted Stock for the years ended December 31, 2001, 2002 and 2003.

	Number of Shares	Weighted Average Price
Outstanding as of January 1, 2001	—
Granted	778,300	$21.76
Vested	(60,400)
Forfeited	(50,500)

Balance as of December 31, 2001	667,400
Granted	10,000	28.20
Vested	(17,700)
Forfeited	(91,600)

Balance as of December 31, 2002	568,100
Granted	391,200	34.53
Vested	(292,800)
Forfeited	(63,000)

Balance as of December 31, 2003	603,500

Restricted Stock Units

Restricted Stock Unit awards ("RSUs") entitle the participant to a cash payment based upon the fair market value of the Company's stock at the time the award vests. During the vesting period, the participant is entitled to dividend equivalent payments equal to the actual dividends declared on the Company's stock. All expense associated with RSUs is considered compensation expense and is recognized over the vesting period. In 2003, 195,000 RSUs with a two year vesting period were awarded. Total expense recognized by the Company for RSUs in 2003 was $2.6 million.

Note 15—Income Taxes

The significant components of the provision for income taxes for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
	(dollars in thousands)
Current:
Federal	$30,408	$13,089	$85,872
State	2,942	4,061	17,182
Foreign	5,455	1,790	14,728

	38,805	18,940	117,782
Deferred:
Federal	27,945	41,075	(11,773)
State	4,842	6,506	11,862
Foreign	—	—	4,293

	32,787	47,581	4,382

Provision for Income Taxes	$71,592	$66,521	$122,164

The current income tax provision included taxes on gains and losses on the sale of securities of $0.7 million, $0.2 million and $13.2 million for 2003, 2002 and 2001, respectively. Tax benefits of

$5.3 million and $4.3 million related to the exercise of employee stock options were recorded directly in shareholders' equity in 2003 and 2002, respectively. There were no tax benefits recorded in 2001.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The 2002 deferred tax liabilities and assets were reclassified based on the filed tax returns. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2003 and 2002 are presented below:

	2003	2002
	(dollars in thousands)
Deferred Tax Liabilities:
Federal Home Loan Bank Stock	$(15,198)	$(14,804)
Lease Transactions	(284,815)	(255,380)
Net Unrealized Gains on Investment Securities Available for Sale	(5,851)	(15,052)
Other	(3,816)	(3,816)

Gross Deferred Tax Liabilities	(309,680)	(289,052)
Deferred Tax Assets:
Accrued Pension Cost	2,633	2,325
Allowance for Loan and Lease Losses	46,627	52,140
Postretirement Benefits	14,130	14,352
Accelerated Depreciation	12,406	8,746
Other	30,489	31,669

Gross Deferred Tax Assets	106,285	109,232

Net Deferred Tax Liabilities	$(203,395)	$(179,820)

At December 31, 2003, the Company had available foreign tax credit carry forwards of $15.9 million that expire as follows: 2005—$2.7 million, 2006—$12 million, 2007—$0.5 million, and 2008—$0.7 million. No benefit has been recognized for the carry forwards. Management expects to generate sufficient foreign source income to utilize the foreign tax credit carry forwards.

The following is a reconciliation of the Federal statutory income tax rate to the effective consolidated income tax rate for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Statutory Federal Income Tax Rate	35.0%	35.0%	35.0%
Increase (Decrease) in Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	2.7	3.7	8.1
Tax-Exempt Interest Income	—	(0.1)	(0.2)
Intangibles, primarily Goodwill	—	—	13.6
Low Income Housing Investments	(0.8)	(1.6)	(4.1)
Corporate Owned Life Insurance	(1.3)	(0.8)	(0.6)
Other	(1.0)	(0.8)	(0.9)

Effective Tax Rate	34.6%	35.4%	50.9%

For financial statement purposes, no deferred income tax liability was recorded for tax bad debt reserves that arose in tax years beginning before December 31, 1987. Such tax bad debt reserves totaled approximately $18.2 million. If these amounts are used for purposes other than to absorb bad debt losses, they will be subject to federal income taxes at the then applicable rates.

Note 16—Derivative and Financial Instruments

The Company is a party to derivative financial instruments in the normal course of its business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest and foreign exchange rates. These financial instruments include commitments to extend credit, standby letters of credit, foreign exchange contracts and mortgage loan origination commitments.

The Company utilizes foreign exchange contracts to offset risk related to transactions executed on behalf of customers that is accounted for at fair value in the financial statements, it has not designated any foreign exchange contracts as fair value hedges under SFAS No. 133 for operational purposes.

The Company also enters into forward contracts for the future delivery of residential mortgage loans to reduce interest rate risk associated with loans held for sale and commitments to fund loans. These contracts are considered derivative instruments under SFAS No. 133 and changes in the fair value of these contracts are recorded.

At December 31, 2003 and 2002, no interest rate swaps or options were in effect.

As with any financial instrument, derivative instruments have inherent risks. Adverse changes in interest rates, foreign exchange rates, commodity prices and equity prices affect the Company's market risks. The market risks are balanced with the expected returns to enhance earnings performance and shareholder value, while limiting the volatility of each. The Company uses various processes to monitor the overall market risk exposure, including sensitivity analysis, value-at-risk calculations and other methodologies.

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

SFAS No. 133, as amended, requires all derivative instruments to be carried at fair value on the Consolidated Statements of Condition. As of December 31, 2003, the Company did not designate any derivative instruments as fair value, cash flow or net investment in foreign operations hedges and all free standing and embedded derivatives required to be bifurcated have been recorded at fair value in the results of operations.

The derivatives identified and recorded at fair value as of December 31, 2003 and 2002 were as follows:

	2003		2002
	Book or Notional Value	Fair Value	Book or Notional Value	Fair Value
	(dollars in millions)
Foreign Exchange Contracts	$67.5	$0.6	$62.1	$(0.9)
Mortgage Loan Forward Commitments	26.9	—	43.2	(0.6)
Mortgage Loan Commitments	34.8	0.3	6.0	0.1

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

Derivative and Financial Instruments:    Fair values of derivative instruments (e.g., commitments to extend credit, standby letters of credit, commercial letters of credit and foreign exchange contracts) were based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing and current settlement values or quoted market prices of comparable instruments.

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

The following table presents the fair values of the Company's financial instruments at December 31, 2003 and 2002:

	2003		2002
	Book or Notional Value	Fair Value	Book or Notional Value	Fair Value
	(dollars in thousands)
Financial Instruments—Assets
Loans[1]	$5,637,306	$5,786,495	$5,256,269	$5,543,395
Investment Securities[2]	2,783,087	2,793,380	2,602,950	2,661,645
Other Financial Assets[3]	159,636	159,636	748,862	748,862
Financial Instruments—Liabilities
Deposits	7,332,779	7,340,316	6,920,161	6,943,891
Short-Term Borrowings[4]	594,537	594,537	833,508	833,508
Long-Term Debt[5]	315,139	323,195	380,879	412,971
Financial Instruments—Off-Balance Sheet
Financial Instruments Whose Contract Amounts Represent Credit Risk:
Commitments to Extend Credit	2,227,900	5,378	2,172,400	5,130
Standby Letters of Credit	112,000	36	78,300	34
Commercial and Similar Letters of Credit	15,900	21	17,400	28
Financial Instruments Whose Notional or Contract Amounts Exceed the Amount of Credit Risk:
Foreign Exchange and Mortgage Loan Forward Contracts	94,500	578	105,300	(1,500)

1
Includes loans and loans held for sale, net of unearned income and allowance for loan and lease losses.

2
Includes held to maturity and available for sale securities, corporate, FRB and FHLB stocks.

3
Includes interest-bearing deposits, funds sold and trading securities.

4
Includes securities sold under agreements to repurchase, funds purchased, commercial paper and short-term borrowings.

5
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

The Company's business segments are as follows:

Retail Banking

The Company's Retail Banking segment offers a broad range of financial products and services to consumers and small businesses. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans. Deposit products include checking, savings, and time deposit accounts. The Retail Banking segment also provides merchant services to its small business customers. Products and services from the Retail Banking segment are delivered to customers through 74 Hawaii branch locations and over 500 ATMs, e-Bankoh (on-line banking service), and a 24-hour telephone banking service.

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

Investment Services Group

The Investment Services Group includes private banking, trust services, asset management, institutional investment advice, and retail brokerage. A significant portion of this segment's income is derived from fees, which are largely based on the market values of assets under management. The private banking and personal trust group assists individuals and families in building and preserving their wealth by providing investment, credit, and trust expertise to high-net-worth individuals. The asset management group manages portfolios and creates investment products. The institutional sales and service group offers investment advice to corporations, government entities, and foundations. Also included in the segment is Bankoh Investment Services, Inc., a full service brokerage offering equities, mutual funds, life insurance products and annuities.

Treasury and Other Corporate

The primary income earning component of this segment is Treasury, which consists of corporate asset and liability management activities including interest rate risk management and foreign exchange business. This segment's assets and liabilities (and related net interest income) consist of interest bearing deposits, investment securities, federal funds sold and purchased, government deposits, and short and long-term borrowings. The primary source of foreign exchange income relates to customer driven currency requests from merchants and island visitors. The net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with eliminations of intercompany transactions.

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

The financial results for each of the Company's business segments for the years ended December 31, 2003, 2002 and 2001 were as follows:

Business Segment Selected Financial Information

	Retail Banking	Commercial Banking	Investment Services Group	Treasury and Other Corporate	Divestiture Businesses	Corporate Restructuring Related Activities	Consolidated Total
	(dollars in thousands)
Year Ended December 31, 2003
Net Interest Income	$206,135	$136,486	$12,879	$10,442	$—	$—	$365,942
Provision for Loan and Lease Losses	(6,909)	(8,415)	5	15,319	—	—	—

Net Interest Income After Provision for Loan and Lease Losses	199,226	128,071	12,884	25,761	—	—	365,942
Non-Interest Income	85,380	39,162	61,598	12,580	—	—	198,720

	284,606	167,233	74,482	38,341	—	—	564,662
Information Technology Systems Replacement Project	(986)	(23)	(333)	(20,529)	—	—	(21,871)
Non-Interest Expense	(168,369)	(88,647)	(64,019)	(14,969)	—	—	(336,004)

Income Before Income Taxes	115,251	78,563	10,130	2,843	—	—	206,787
Provision for Income Taxes	(42,643)	(28,592)	(3,748)	3,391	—	—	(71,592)

Allocated Net Income	72,608	49,971	6,382	6,234	—	—	135,195

Total Assets at December 31, 2003	$3,665,571	$2,295,422	$130,206	$3,370,448	$—	$—	$9,461,647

Year Ended December 31, 2002
Net Interest Income	$203,304	$143,937	$13,263	$9,727	$—	$—	$370,231
Provision for Loan and Lease Losses	(4,061)	(24,902)	(75)	17,422	—	—	(11,616)

Net Interest Income After Provision for Loan and Lease Losses	199,243	119,035	13,188	27,149	—	—	358,615
Non-Interest Income	83,870	34,497	67,691	12,277	—	—	198,335

	283,113	153,532	80,879	39,426	—	—	556,950
Restructuring and Other Related Costs	—	—	—	—	—	(2,364)	(2,364)
Information Technology Systems Replacement Project	(1,369)	—	—	(12,259)	—	—	(13,628)
Non-Interest Expense	(177,079)	(100,977)	(65,898)	(9,303)	—	—	(353,257)

Income Before Income Taxes	104,665	52,555	14,981	17,864	—	(2,364)	187,701
Provision for Income Taxes	(38,725)	(18,221)	(5,543)	(4,906)	—	874	(66,521)

Allocated Net Income (Loss)	65,940	34,334	9,438	12,958	—	(1,490)	121,180

Total Assets at December 31, 2002	$3,293,761	$2,242,035	$134,954	$3,845,668	$—	$—	$9,516,418

Year Ended December 31, 2001
Net Interest Income	$194,793	$158,720	$10,030	$1,267	$97,312	$(2,444)	$459,678
Provision for Loan and Lease Losses	(9,619)	(29,804)	—	1,800	—	(36,716)	(74,339)

Net Interest Income After Provision for Loan and Lease Losses	185,174	128,916	10,030	3,067	97,312	(39,160)	385,339
Non-Interest Income	85,836	27,653	70,688	20,891	34,362	209,320	448,750

	271,010	156,569	80,718	23,958	131,674	170,160	834,089
Restructuring and Other Related Costs	—	—	—	—	—	(104,794)	(104,794)
Non-Interest Expense	(200,267)	(104,861)	(68,617)	1,743	(117,334)	—	(489,336)

Income Before Income Taxes	70,743	51,708	12,101	25,701	14,340	65,366	239,959
Provision for Income Taxes	(29,893)	(17,758)	(4,860)	(4,734)	(4,234)	(60,685)	(122,164)

Allocated Net Income	40,850	33,950	7,241	20,967	10,106	4,681	117,795

Total Assets at December 31, 2001	$3,764,520	$3,052,031	$117,605	$3,119,470	$578,774	$—	$10,632,400

Note 19—Foreign Activities

The following tables provide selected financial data for the Company's foreign activities:

	December 31,
	2003	2002
	(dollars in thousands)
Interest Bearing Deposits	$150,083	$544,660
Investment Securities	99,874	—
Net Loans	70,226	81,523
Other Assets	3,562	3,052

Total Assets	$323,745	$629,235

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Interest Income and Non-Interest Income	$12,950	$15,720	$203,045
Income Before Taxes	10,947	14,628	20,597
Net Income	6,862	8,814	6,373

As discussed in Note 3, in 2001 the Company divested its South Pacific banking operations and closed its branches in the Asia Division, except for a representative office in Japan which closed in 2003. In 2001, to measure international profitability, the Company maintained an internal transfer pricing system that makes certain income and expense allocations, including interest expense for the use of domestic funds. Interest rates used in determining charges on advances of funds were based on prevailing deposit rates. Overhead was allocated based on services rendered by administrative units to profit centers.

The Company continues to provide lending to foreign borrowers and purchase foreign investments to take advantage of its foreign tax credits.

Note 20—Parent Company Financial Statements

Condensed financial statements of Bank of Hawaii Corporation (Parent only) follow:

Condensed Statements of Income

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Dividends From:
Bank Subsidiaries	$292,617	$308,795	$304,295
Other Subsidiaries	—	4,462	2,423
Interest Income From Subsidiaries	2,012	3,946	9,048
Interest Income From Funds Sold	113	—	—
Loss on Sale of Banking Operations	—	—	(68,137)
Other Income (Loss)	(448)	1,007	(269)

Total Income	294,294	318,210	247,360

Interest Expense	11,136	11,070	17,672
Other Expense	8,691	8,084	35,641

Total Expense	19,827	19,154	53,313

Income Before Income Tax Benefits and Distributions in Excess of Income of Subsidiaries	274,467	299,056	194,047
Income Tax Benefit	7,701	6,449	9,614

Income Before Distributions in Excess of Income of Subsidiaries	282,168	305,505	203,661

Distributions in Excess of Income of Subsidiaries:
Bank Subsidiaries	(146,847)	(183,057)	(85,676)
Other Subsidiaries	(126)	(1,268)	(190)

Total Distributions in Excess of Income of Subsidiaries	(146,973)	(184,325)	(85,866)

Net Income	$135,195	$121,180	$117,795

Condensed Statements of Condition

	December 31,
	2003	2002
	(dollars in thousands)
Assets
Cash with Bank of Hawaii	$214	$217
Equity in Net Assets of Bank Subsidiaries	775,776	939,970
Equity in Net Assets of Other Subsidiaries	3,093	5,444
Interest Bearing Deposits with Bank of Hawaii	—	256,590
Funds Sold	188,032	—
Investment Securities	4,901	3,885
Other Assets	27,250	23,759

Total Assets	$999,266	$1,229,865

Liabilities and Shareholders' Equity
Commercial Paper and Short-Term Borrowings	$2,680	$7,392
Long-Term Debt	193,598	194,608
Other Liabilities	9,856	12,106
Shareholders' Equity	793,132	1,015,759

Total Liabilities and Shareholders' Equity	$999,266	$1,229,865

Condensed Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Operating Activities
Net Income	$135,195	$121,180	$117,795
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization Expense	—	—	90,321
Net Gain on Investment Securities	—	—	(7,364)
Distribution in Excess of Income of Subsidiaries	146,973	184,325	85,866
Net Change in Other Assets and Liabilities	5,080	1,827	(76)

Net Cash Provided by Operating Activities	287,248	307,332	286,542

Investing Activities
Investment Securities Transactions, Net	—	—	7,114
Return of Capital, Net of Contribution to Subsidiaries	939	—	140,000

Net Cash Provided by Investing Activities	939	—	147,114

Financing Activities
Net Payments of Borrowings	(5,721)	(96,506)	(49,251)
Proceeds from Issuance of Common Stock	29,540	36,432	25,870
Repurchase of Common Stock	(329,978)	(332,217)	(195,687)
Cash Dividends	(50,589)	(50,635)	(56,567)

Net Cash Used by Financing Activities	(356,748)	(442,926)	(275,635)

Increase (Decrease) in Cash and Cash Equivalents	(68,561)	(135,594)	158,021
Cash and Cash Equivalents at Beginning of Period	256,807	392,401	234,380

Cash and Cash Equivalents at End of Period	$188,246	$256,807	$392,401

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the Bank of Hawaii Corporation Proxy Statement for the annual meeting of shareholders to be held on April 30, 2004, as summarized below:

Item 10. Directors and Executive Officers of the Registrant

"Board of Directors"; "Section 16 (a) Beneficial Ownership Reporting Compliance."

Information regarding the executive officers of the Company is incorporated by reference from "Executive Officers of the Registrant" at the end of Part I of this report.

The Company's Board of Directors has determined that Robert A. Huret, a member of the Company's Audit Committee, is a financial expert within the meaning of Section 3(a)(58) of the Exchange Act. This financial expert is independent within the meaning of Section 10A(m)(3) of the Exchange Act.

The Company has adopted a written code of ethics within the meaning of Item 406 of Regulation S-X that applies to its executive officers, including its Chief Executive Officer, Chief Financial Officer and Controller. A copy of the code of ethics will be available by April 30, 2004 on the Company's website, www.boh.com.

Item 11. Executive Compensation

"Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

"Beneficial Ownership."

"Proposal 2: Approval of Bank of Hawaii Corporation 2004 Stock Option Plan and Incentive Compensation Plan"

Item 13. Certain Relationships and Related Transactions

"Certain Transactions with Management and Others."

Item 14. Principal Accounting Fees and Services

Fees paid to registered public accountants are disclosed under the caption "Proposal 3: Election of an Independent Auditor" and related pre-approval policies are disclosed under the caption "Appendix B. Audit Pre-Approval Procedures For Audit and Non-Audit Services" of the Proxy Statement, which is incorporated by reference in this Item.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

  Consolidated Statements of Income—Years ended December 31, 2003, 2002, and 2001

  Consolidated Statements of Condition—December 31, 2003 and 2002

  Consolidated Statements of Shareholders' Equity—Years ended December 31, 2003, 2002, and 2001

  Consolidated Statements of Cash Flows—Years ended December 31, 2003, 2002, and 2001

  Notes to Consolidated Financial Statements

All other schedules to the Consolidated Financial Statements stipulated by Article 9 of Regulation S-X and all other schedules to the financial statements of the registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

EXHIBIT INDEX

Exhibit Number
3.1	Certificate of Incorporation of Bank of Hawaii Corporation (f/k/a Pacific Century Financial Corporation and Bancorp Hawaii, Inc. (the "Company") (incorporated by reference from Appendix C to the Company's Definitive Proxy Statement on Schedule 14A for the 1998 Annual Meeting of Shareholders, as filed on March 13, 1998 (the "1998 Proxy Statement"))
3.2
Certificate of Amendment No. 1 to the Company's Certificate of Incorporation Filed on May 20, 1999 (incorporated by reference from the Company's Definitive Proxy Statement on Schedule 14A for the 1999 Annual Meeting of Shareholders, as filed on March 8, 1999)
3.3
Certificate of Amendment No. 2 to the Company's Certificate of Incorporation Filed on April 26, 2002 (incorporated by reference from Exhibit 3.3 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2002, as filed on February 28, 2003 (the "2002 10-K"))
3.4	By-Laws of the Company (incorporated by reference from Appendix D to the 1998 Proxy Statement)
4.1
Instruments Defining the Rights of Holders of Long-Term Debt (incorporated by reference from Exhibit 4.1 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000, as filed on March 8, 2001 (the "2000 10-K"))
10.1
The Company's Executive Incentive Plan (formerly known as the One-Year Incentive Plan) Effective January 1, 1999 (incorporated by reference from Exhibit 10.1 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1998, as filed on March 1, 1999 (the "1998 10-K"))*
10.2	The Company's Executive Incentive Plan (formerly known as the One-Year Incentive Plan) Amendment 2003-1 (incorporated by reference from Exhibit 10.2 to the 2002 10-K)*
10.3	The Company's Long-Term Incentive Compensation Plan Effective January 1, 1999 (incorporated by reference from Exhibit 10.4 to the 1998 10-K)*
10.4	The Company's Stock Option Plan of 1994 (incorporated by reference from the Company's Registration Statement on Form S-8, Reg. No. 33-54777, as filed on July 28, 1994)*
10.5	The Company's Stock Option Plan of 1994 Amendment 97-1 (incorporated by reference from Exhibit 10.13 to the 1998 10-K)*
10.6	The Company's Stock Option Plan of 1994 Amendment 97-2 (incorporated by reference from Appendix A to the 1998 Proxy Statement)*
10.7	The Company's Stock Option Plan of 1994 Amendment 99-1 (incorporated by reference from Exhibit 10.10 to the 2000 10-K)*
10.8	The Company's Stock Option Plan of 1994 Amendment 99-2 (incorporated by reference from Exhibit 10.15 to the 1998 10-K)*
10.9	The Company's Stock Option Plan of 1994 Amendment 2000-1 (incorporated by reference to Exhibit 10.12 to the 2000 10-K)*
10.10	The Company's Stock Option Plan of 1994 Amendment 2000-2 (incorporated by reference from Exhibit 10.13 to the 2000 10-K)*
10.11	The Company's Stock Option Plan of 1994 Amendment 2000-3 (incorporated by reference from Exhibit 10.14 to the 2000 10-K)*

10.12
The Company's Stock Option Plan of 1994 Amendment 2001-1 (incorporated by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (as filed on March 8, 2002) (the "2001 10-K"))*
10.13	The Company's Stock Option Plan of 1994 Amendment 2001-2 (incorporated by reference from Exhibit 10.20 to the 2001 10-K)*
10.14	The Company's Stock Option Plan of 1994 Amendment 2002-1 (incorporated by reference from Exhibit 10.16 to the 2002 10-K)*
10.15
The Company's Key Executive Severance Plan dated April 27, 1983 (incorporated by reference from Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed on February 28, 1996)*
10.16
Key Executive Change-in-Control Severance Agreement for A.T. Kuioka (incorporated by reference from Exhibit 10(f) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed on March 29, 1995*
10.17	Key Executive Change-in-Control Severance Agreement dated January 26, 2001 for A.R. Landon (incorporated by reference from Exhibit 10.22 to the 2000 10-K)*
10.18	Key Executive Change-in-Control Severance Agreement dated January 26, 2001 for W.C. Nelson (incorporated by reference from Exhibit 10.23 to the 2000 10-K)*
10.19	Key Executive Change-in-Control Severance Agreement dated June 22, 2001 with D.W. Thomas (incorporated by reference from Exhibit 10.34 to the 2001 10-K)*
10.20	Executive Change-in-Control Severance Agreement dated January 25, 2002 for R.C. Keene (incorporated by reference from Exhibit 10.38 to the 2001 10-K)*
10.21
The Company's Directors' Deferred Compensation Plan (Restatement Effective 1/1/96) with Amendment No. 96-1; Trust Agreement (Effective 9/1/96) (incorporated by reference from Exhibit (4) to the Company's Registration Statement on Form S-8, Reg. No. 333-14929, as filed on October 28, 1996)*
10.22	The Company's Director Stock Compensation Program (incorporated by reference from Exhibit (4) to the Company's Registration Statement on Form S-8, Reg. No. 333-02835, as filed on April 25, 1996)*
10.23	The Company's Director Stock Compensation Program Amendment 97-1 (incorporated by reference from Exhibit 10.26 to the 2000 10-K)*
10.24	The Company's Director Stock Compensation Program Amendment 2001-1 (incorporated by reference from Exhibit 10.32 to the 2002 10-K)*
10.25	Employment Agreement dated November 3, 2000 with M.E. O'Neill (incorporated by reference from Exhibit 10.28 to the 2000 10-K)*
12.1	Statement Regarding Computation of Ratios
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Auditors
31.1	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Chairman of the Board and Chief Executive Officer

31.2	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by President, Chief Financial Officer and Treasurer
32.0	Certification of Annual Report on Form 10-K pursuant to 18 U.S.C. section 1350 and Rule 13a-14(b)

*
Management contract or compensatory plan or arrangement

(b)
The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

  Current Report on Form 8-K dated December 15, 2003 and filed December 16, 2003, reporting Item 5.

  Current Report on Form 8-K dated October 27, 2003 and filed October 28, 2003, reporting Item 12.

(c)
Response to this item is the same as Item 14(a).

(d)
Response to this item is the same as Item 14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2004	BANK OF HAWAII CORPORATION
	By:	/s/ MICHAEL E. O'NEILL Michael E. O'Neill Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date: February 27, 2004
/s/ MICHAEL E. O'NEILL Michael E. O'Neill, Chairman of the Board and Chief Executive Officer	/s/ PETER D. BALDWIN Peter D. Baldwin, Director
/s/ MARY G. F. BITTERMAN Mary G. F. Bitterman, Director	/s/ CLINTON R. CHURCHILL Clinton R. Churchill, Director
/s/ DAVID A. HEENAN David A. Heenan, Director	/s/ ROBERT A. HURET Robert A. Huret, Director
/s/ MARTIN A. STEIN Martin A. Stein, Director	/s/ DONALD M. TAKAKI Donald M. Takaki, Director
/s/ ROBERT W. WO, JR. Robert W. Wo, Jr., Director	/s/ ALLAN R. LANDON Allan R. Landon, President, Chief Financial Officer and Treasurer
/s/ RICHARD C. KEENE Richard C. Keene, Chief Accounting Officer

QuickLinks

Bank of Hawaii Corporation Form 10-K
INDEX
PART I
  Item 1. Description of Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations
  Item 7a. Qualitative and Quantitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT AUDITORS
Bank of Hawaii Corporation and Subsidiaries Consolidated Statements of Income
Bank of Hawaii Corporation and Subsidiaries Consolidated Statements of Condition
Bank of Hawaii Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity
Bank of Hawaii Corporation and Subsidiaries Consolidated Statements of Cash Flows
Business Segment Selected Financial Information
Condensed Statements of Income
Condensed Statements of Condition
Condensed Statements of Cash Flows
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9a. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
EXHIBIT INDEX
SIGNATURES