Form 10-Q
period 2004-03-31
BANK OF HAWAII CORP
filed 2004-04-28
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2004

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value; outstanding at April 23, 2004 – 53,287,249 shares

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended
(dollars in thousands except per share amounts)	March 31, 2004	March 31, 2003
Interest Income
Interest and Fees on Loans and Leases	$81,428	$85,773
Income on Investment Securities - Held to Maturity	6,976	2,283
Income on Investment Securities - Available for Sale	20,846	22,463
Deposits	1,231	1,307
Funds Sold	417	764
Other	858	1,189
Total Interest Income	111,756	113,779
Interest Expense
Deposits	9,200	14,447
Security Repurchase Agreements	1,926	2,242
Funds Purchased	231	205
Short-Term Borrowings	15	24
Long-Term Debt	4,353	5,861
Total Interest Expense	15,725	22,779
Net Interest Income	96,031	91,000
Provision for Loan and Lease Losses	—	—
Net Interest Income After Provision for Loan and Lease Losses	96,031	91,000
Non-Interest Income
Trust and Asset Management	13,864	13,181
Mortgage Banking	1,977	283
Service Charges on Deposit Accounts	9,950	8,950
Fees, Exchange, and Other Service Charges	13,239	12,989
Investment Securities Gains	—	583
Insurance	3,643	3,080
Other	6,169	5,687
Total Non-Interest Income	48,842	44,753
Non-Interest Expense
Salaries and Benefits	46,001	46,429
Net Occupancy Expense	9,386	9,613
Net Equipment Expense	5,964	9,748
Information Technology Systems Replacement Project	—	7,417
Other	21,671	16,993
Total Non-Interest Expense	83,022	90,200
Income Before Income Taxes	61,851	45,553
Provision for Income Taxes	22,052	15,752
Net Income	$39,799	$29,801
Basic Earnings Per Share	$0.73	$0.49
Diluted Earnings Per Share	$0.69	$0.47
Dividends Declared Per Share	$0.30	$0.19
Basic Weighted Average Shares	54,286,648	61,294,460
Diluted Weighted Average Shares	57,746,520	63,535,609

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	March 31, 2004	December 31, 2003	March 31, 2003
Assets
Interest-Bearing Deposits	$479,882	$154,735	$157,067
Investment Securities - Held to Maturity (Market Value of $719,308, $720,699 and $180,043)	717,867	727,233	175,600
Investment Securities - Available for Sale	1,995,713	1,991,116	2,497,508
Funds Sold	255,000	—	175,000
Loans Held for Sale	67,328	9,211	47,269
Loans and Leases	5,714,996	5,757,175	5,565,371
Allowance for Loan and Lease Losses	(127,185)	(129,080)	(140,028)
Net Loans	5,587,811	5,628,095	5,425,343
Total Earning Assets	9,103,601	8,510,390	8,477,787
Cash and Non-Interest Bearing Deposits	313,090	363,495	331,994
Premises and Equipment	155,488	160,005	170,696
Customers’ Acceptance Liability	1,844	1,707	1,372
Accrued Interest Receivable	34,658	32,672	36,845
Foreclosed Real Estate	4,416	4,377	9,097
Mortgage Servicing Rights	21,138	22,178	25,801
Goodwill	36,216	36,216	36,216
Other Assets	342,991	330,607	320,402
Total Assets	$10,013,442	$9,461,647	$9,410,210
Liabilities
Deposits
Non-Interest Bearing Demand	$1,915,678	$1,933,928	$1,714,601
Interest Bearing Demand	1,407,494	1,356,330	1,164,975
Savings	2,888,877	2,833,379	2,669,409
Time	1,151,873	1,209,142	1,438,346
Total Deposits	7,363,922	7,332,779	6,987,331
Securities Sold Under Agreements to Repurchase	1,039,204	472,757	646,317
Funds Purchased	98,370	109,090	69,890
Short-Term Borrowings	11,349	12,690	12,096
Current Maturities of Long-Term Debt	102,252	96,505	118,792
Banker’s Acceptances Outstanding	1,844	1,707	1,372
Retirement Benefits Payable	62,298	61,841	62,091
Accrued Interest Payable	6,978	7,483	12,761
Taxes Payable and Deferred Taxes	228,785	207,101	206,139
Other Liabilities	95,091	138,999	70,644
Long-Term Debt	217,581	227,563	270,770
Total Liabilities	9,227,674	8,668,515	8,458,203
Shareholders’ Equity
Common Stock ($.01 par value); authorized 500,000,000 shares; issued / outstanding: March 2004 - 81,641,545 / 54,216,350, December 2003 - 81,647,729 / 54,928,480, March 2003 - 81,276,420 / 60,418,539	807	807	807
Capital Surplus	396,335	391,701	372,887
Accumulated Other Comprehensive Income (Loss)	4,289	(5,711)	8,273
Retained Earnings	1,222,602	1,199,077	1,133,642
Deferred Stock Grants	(7,594)	(8,309)	74
Treasury Stock, at Cost (Shares: March 2004 - 27,425,195, December 2003 - 26,719,249, March 2003 - 20,857,881)	(830,671)	(784,433)	(563,676)
Total Shareholders’ Equity	785,768	793,132	952,007
Total Liabilities and Shareholders’ Equity	$10,013,442	$9,461,647	$9,410,210

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Total	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Deferred Stock Grants	Treasury Stock	Compre- hensive Income

Balance at December 31, 2003	$793,132	$807	$391,701	$(5,711)	$1,199,077	$(8,309)	$(784,433)
Comprehensive Income:
Net Income	39,799	—	—	—	39,799	—	—	$39,799
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	10,000	—	—	10,000	—	—	—	10,000
Total Comprehensive Income								$49,799

Common Stock Issued under Stock Plans and Related Tax Benefits (611,820 shares)	18,482	—	4,634	—	144	715	12,989
Treasury Stock Purchased (1,323,050 shares)	(59,227)	—	—	—	—	—	(59,227)
Cash Dividends Paid	(16,418)	—	—	—	(16,418)	—	—
Balance at March 31, 2004	$785,768	$807	$396,335	$4,289	$1,222,602	$(7,594)	$(830,671)

Balance at December 31, 2002	$1,015,759	$806	$372,192	$11,659	$1,115,910	$(1,424)	$(483,384)
Comprehensive Income:
Net Income	29,801	—	—	—	29,801	—	—	$29,801
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	(3,386)	—	—	(3,386)	—	—	—	(3,386)
Total Comprehensive Income								$26,415

Common Stock Issued under Stock Plans and Related Tax Benefits (261,802 shares)	7,721	1	695	—	(507)	1,498	6,034
Treasury Stock Purchased (2,856,600 shares)	(86,326)	—	—	—	—	—	(86,326)
Cash Dividends Paid	(11,562)	—	—	—	(11,562)	—	—
Balance at March 31, 2003	$952,007	$807	$372,887	$8,273	$1,133,642	$74	$(563,676)

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(dollars in thousands)	March 31, 2004	March 31, 2003

Operating Activities
Net Income	$39,799	$29,801
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	5,331	8,924
Amortization of Deferred Loan and Lease Fees	(636)	(1,902)
Amortization and Accretion of Investment Securities	3,013	9,185
Deferred Stock Grants	1,047	1,134
Deferred Income Taxes	3,205	2,664
Net Gain on Investment Securities	—	(583)
Proceeds From Sales of Loans Held for Sale	78,837	43,021
Originations of Loans Held for Sale	(136,954)	(50,172)
Net Change in Other Assets and Liabilities	(41,006)	13,291
Net Cash Provided (Used) by Operating Activities	(47,364)	55,363

Investing Activities
Proceeds from Redemptions of Investment Securities Held to Maturity	45,436	65,912
Purchases of Investment Securities Held to Maturity	(36,445)	(11,772)
Proceeds from Sales and Redemptions of Investment Securities Available for Sale	142,489	528,496
Purchases of Investment Securities Available for Sale	(134,098)	(752,729)
Net (Increase) Decrease in Loans and Lease Financing	40,920	(207,290)
Premises and Equipment, Net	(814)	(2,651)
Net Cash Provided (Used) by Investing Activities	57,488	(380,034)

Financing Activities
Net Increase (Decrease) in Demand Deposits	32,914	(11,889)
Net Increase in Savings Deposits	55,498	134,190
Net Decrease in Time Deposits	(57,269)	(55,131)
Repayments of Long-Term Debt	(4,235)	(223)
Net Increase (Decrease) in Short-Term Borrowings	554,386	(105,205)
Proceeds from Issuance of Common Stock	13,969	5,548
Repurchase of Common Stock	(59,227)	(86,326)
Cash Dividends	(16,418)	(11,562)
Net Cash Provided (Used) by Financing Activities	519,618	(130,598)
Increase (Decrease) in Cash and Cash Equivalents	529,742	(455,269)
Cash and Cash Equivalents at Beginning of Period	518,230	1,119,330
Cash and Cash Equivalents at End of Period	$1,047,972	$664,061

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”):

	Three Months Ended March 31,
(dollars in thousands except per share and per option data)	2004	2003
Net Income, as reported	$39,799	$29,801
Add: Stock-Based Employee Compensation Expense included in reported Net Income, Net of Related Tax Effects	—	163
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Method For All Awards, Net of Related Tax Effects	(1,760)	(3,101)
Pro Forma Net Income[1]	$38,039	$26,863

Earnings Per Share:
Basic-as reported	$0.73	$0.49
Basic-pro forma[1]	$0.70	$0.44
Diluted-as reported	$0.69	$0.47
Diluted-pro forma[1]	$0.66	$0.42

Weighted Average Fair Value of Options
Granted During the Period[1]	—	$7.98
Assumptions:
Average Risk Free Interest Rate	—	4.89%
Average Expected Volatility	—	31.41%
Expected Dividend Yield	—	3.16%
Expected Life	—	6.7 years

1 A Black-Scholes option pricing model was used to develop the fair values of the grants.

Note 2.   Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

Note 3.   Pension Plans and Postretirement Benefits

Components of net periodic benefit cost for the aggregated pension plans and the postretirement benefits are presented in the following table.

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2004	2003	2004	2003
Components of Net Periodic Cost:
Service Cost	$—	$—	$247	$310
Interest Cost	1,092	1,069	443	514
Expected Return on Plan Assets	(1,182)	(1,162)	—	—
Amortization of Unrecognized Net Transition (Asset) Obligation	—	—	147	163
Actuarial (Gain) Loss	328	198	(156)	(66)
Total Components of Net Periodic Cost	$238	$105	$681	$921

There were no significant changes from the previously reported $1.8 million in contributions expected to be paid during 2004.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted on December 8, 2003.  The Act expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006.  The Company elected to defer recognizing the effects of the Act and intends to review its retiree health care strategy in light of the new Medicare provisions that may reduce the Company’s obligations in the plan.  Therefore, the retiree medical obligations and costs reported as of March 31, 2004 do not reflect the impact, if any, of this legislation.  FASB Staff Position 106-1 permits deferring the recognition of the new Medicare provisions due to pending authoritative guidance on the accounting for the Act.  The final accounting guidance could require changes to previously reported information.

Note 4.   Information Technology Systems Replacement Project

In July 2002, the Company entered into contracts with Metavante Corporation to provide for technology services, including professional services to convert existing systems to Metavante systems.  The conversion was completed in the third quarter of 2003.  The following summarizes the change in the liability balance during the three months ended March 31, 2004:

(dollars in thousands)	Professional Fees	Employee Termination Benefits	Other Associated Costs[1]	Total

Liability Balance at December 31, 2003	$1,002	$471	$513	$1,986
Payments	(605)	(421)	—	(1,026)
Adjustments	(51)	—	51	—
Liability Balance at March 31, 2004	$346	$50	$564	$960

1  Includes contract termination, equipment, excise tax and other costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic environment in the Company’s service area, the expected level of loan loss provisioning, the effect of our new three-year plan, and anticipated dividends, revenues and expenses during 2004 and beyond.  The Company believes the assumptions underlying our forward-looking statements are reasonable.  However, any of the assumptions could prove to be inaccurate and actual results may differ materially from those projected for a variety of reasons, including, but not limited to: 1) unanticipated changes in business and economic conditions, the competitive environment, fiscal and monetary policies, or legislation in Hawaii and the other markets the Company serves; 2) changes in the Company’s credit quality or risk profile which may increase or decrease the required level of allowance for loan and lease losses; 3) changes in market interest rates that may affect the Company’s credit markets and ability to maintain its net interest margin; 4) changes to the amount and timing of the Company’s proposed equity repurchases and repayment of maturing debt; 5) inability to achieve expected benefits of the Company’s business process changes due to adverse changes in implementation processes or costs, operational savings, or timing; 6) real or threatened acts of war or terrorist activity affecting business conditions; and 7) adverse weather and other natural conditions impacting the Company and its customers’ operations.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements.  The Company does not undertake any obligation to update forward-looking statements to reflect later events or circumstances.

Highlights (Unaudited)	Table 1
(dollars in thousands except per share amounts)

	Three Months Ended March 31,
Earnings Highlights and Performance Ratios	2004	2003

Net Income	$39,799	$29,801
Basic Earnings Per Share	0.73	0.49
Diluted Earnings Per Share	0.69	0.47
Cash Dividends	16,418	11,562
Net Income to Average Total Assets (ROA)	1.65%	1.31%
Net Income to Average Shareholders’ Equity (ROE)	19.98%	12.42%
Net Interest Margin	4.30%	4.29%
Efficiency Ratio[1]	57.31%	66.44%
Efficiency Ratio excluding System Replacement Costs	57.31%	60.98%

	March 31,
Statement of Condition Highlights and Performance Ratios	2004	2003

Total Assets	$10,013,442	$9,410,210
Net Loans	5,587,811	5,425,343
Total Deposits	7,363,922	6,987,331
Total Shareholders’ Equity	785,768	952,007

Book Value Per Common Share	$14.49	$15.76
Allowance / Loans and Leases Outstanding	2.23%	2.52%
Average Equity / Average Assets	8.28%	10.53%
Employees (FTE)	2,703	2,891
Branches and offices	89	91

Market Price Per Share of Common Stock for the Quarter Ended:
Closing	$46.33	$30.80
High	$47.45	$31.50
Low	$41.75	$29.25

1  The efficiency ratio is defined as non-interest expense divided by total revenue (net interest income and non-interest income).

ANALYSIS OF STATEMENT OF INCOME

Net Interest Income

Net interest income on a taxable equivalent basis increased by $5.1 million, or 6%, for the first quarter of 2004 from the comparable period in 2003.  The increase in net interest income from the prior year was primarily a result of lower interest rates paid on deposits, in particular time deposits, and a reduction in long-term debt.  The lower interest expense was partially offset by the decline in interest earned on residential mortgage loans.  Lower residential mortgage interest rates resulted in a 12% decline in interest income notwithstanding a 3% increase in average balance.

Average earning assets in the first quarter of 2004 increased $442.0 million, or 5%, from the same period in 2003 primarily due to a $281.6 million increase in average loans outstanding and a $238.0 million increase in the investment securities portfolio.  In the first quarter of 2004, average interest bearing liabilities increased $341.2 million, or 5%, from 2003, largely due to an increase in interest bearing demand and savings deposits and short-term borrowings, particularly securities repurchase agreements.

The net interest margin was 4.30% for the quarter ended March 31, 2004, a one basis point increase from the comparable period in 2003.  The slight improvement was a result of lower rate paid on time deposits and long-term debt, which lowered the Company’s cost of funds.  The five basis point decline in the net interest margin for the quarter ended March 31, 2004 compared to the fourth quarter of 2003 is mainly attributable to declines in the yields on earning assets.  Although the average balance of earning assets increased by 5% and the related interest income increased by 3% from the fourth quarter of 2003, the average yield declined by seven basis points.  The lower yield on earning assets was partially offset by a three basis point decline in the average rate paid on interest bearing liabilities.

Average balances, related income and expenses, and resulting yields and rates are presented in Table 2.  An analysis of changes in net interest income is presented in Table 3.

Consolidated Average Balances and Interest Rates - Taxable Equivalent Basis (Unaudited)	Table 2

	Three Months Ended March 31, 2004			Three Months Ended December 31, 2003[1]			Three Months Ended March 31, 2003[1]
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Interest Bearing Deposits	$249.6	$1.2	1.98%	$218.6	$1.2	2.12%	$253.8	$1.3	2.09%
Funds Sold	168.9	0.4	0.99	34.3	0.1	0.99	250.5	0.8	1.22
Investment Securities
Held to Maturity	719.6	7.0	3.90	742.1	7.2	3.89	202.0	2.3	4.61
Available for Sale	1,988.5	20.8	4.20	1,898.6	19.0	4.01	2,268.1	22.5	3.96
Loans Held for Sale	15.4	0.2	5.33	13.9	0.2	6.21	10.1	0.1	5.16
Loans and Leases
Commercial and Industrial	844.4	10.1	4.81	858.2	10.6	4.90	886.4	10.5	4.81
Construction	100.4	1.1	4.31	99.2	1.1	4.30	115.4	1.4	5.08
Commercial Mortgage	634.1	8.6	5.45	627.4	8.9	5.62	597.8	9.0	6.14
Residential Mortgage	2,317.5	33.3	5.75	2,336.3	34.5	5.90	2,249.0	37.7	6.70
Installment	651.0	14.3	8.84	598.1	13.4	8.89	501.9	12.8	10.36
Home Equity	489.2	5.8	4.75	453.0	5.6	4.89	434.5	5.7	5.28
Purchased Home Equity	204.9	2.7	5.18	104.7	0.6	2.24	180.2	2.6	5.78
Lease Financing	500.9	5.4	4.33	494.0	5.5	4.44	495.6	5.9	4.81
Total Loans and Leases	5,742.4	81.3	5.68	5,570.9	80.2	5.73	5,460.8	85.6	6.32
Other	77.5	0.9	4.45	76.8	1.0	5.20	74.6	1.2	6.47
Total Earning Assets	8,961.9	111.8	5.00	8,555.2	108.9	5.07	8,519.9	113.8	5.38
Cash and Non-Interest Bearing Deposits	327.6			323.5			331.6
Other Assets	388.4			379.1			391.5
Total Assets	$9,677.9			$9,257.8			$9,243.0

Interest Bearing Liabilities
Interest Bearing Deposits
Demand	$1,370.0	0.5	0.15	$1,293.8	0.5	0.16	$1,151.9	0.7	0.26
Savings	2,871.6	3.3	0.46	2,786.6	3.2	0.46	2,608.2	4.6	0.71
Time	1,188.8	5.4	1.83	1,227.9	5.7	1.83	1,472.1	9.2	2.52
Total Interest Bearing Deposits	5,430.4	9.2	0.68	5,308.3	9.4	0.71	5,232.2	14.5	1.12
Short-Term Borrowings	862.3	2.2	1.01	608.0	1.7	1.06	649.8	2.5	1.54
Long-Term Debt	320.9	4.3	5.44	324.2	4.4	5.43	390.4	5.8	6.02
Total Interest Bearing Liabilities	6,613.6	15.7	0.96	6,240.5	15.5	0.99	6,272.4	22.8	1.47
Net Interest Income		$96.1			$93.4			$91.0
Interest Rate Spread			4.04%			4.08%			3.91%
Net Interest Margin			4.30%			4.35%			4.29%
Non-Interest Bearing Demand Deposits	1,889.5			1,836.4			1,636.8
Other Liabilities	373.6			355.7			360.7
Shareholders’ Equity	801.2			825.2			973.1
Total Liabilities and Shareholders' Equity	$9,677.9			$9,257.8			$9,243.0

1 Certain 2003 information has been reclassified to conform to 2004 presentation.

Analysis of Changes in Net Interest Income - Tax Equivalent Basis (Unaudited)	Table 3

	Three Months Ended March 31, 2004 Compared to March 31, 2003[1]
(dollars in millions)	Volume[2]	Rate[2]	Total
Change in Interest Income:
Interest Bearing Deposits	$—	$(0.1)	$(0.1)
Funds Sold	(0.2)	(0.2)	(0.4)
Investment Securities
Held to Maturity	5.1	(0.4)	4.7
Available for Sale	(2.9)	1.2	(1.7)
Loans Held for Sale	0.1	—	0.1
Loans and Leases
Commercial and Industrial	(0.4)	—	(0.4)
Construction	(0.1)	(0.2)	(0.3)
Commercial Mortgage	0.6	(1.0)	(0.4)
Residential Mortgage	1.1	(5.5)	(4.4)
Installment	3.5	(2.0)	1.5
Home Equity	0.7	(0.6)	0.1
Purchased Home Equity	0.4	(0.3)	0.1
Lease Financing	0.1	(0.6)	(0.5)
Total Loans and Leases	5.9	(10.2)	(4.3)
Other	0.1	(0.4)	(0.3)

Total Change in Interest Income	8.1	(10.1)	(2.0)

Change in Interest Expense:
Interest Bearing Deposits
Demand	0.1	(0.3)	(0.2)
Savings	0.4	(1.7)	(1.3)
Time	(1.5)	(2.3)	(3.8)
Total Interest Bearing Deposits	(1.0)	(4.3)	(5.3)
Short-Term Borrowings	0.7	(1.0)	(0.3)
Long-Term Debt	(1.0)	(0.5)	(1.5)

Total Change in Interest Expense	(1.3)	(5.8)	(7.1)

Change in Net Interest Income	$9.4	$(4.3)	$5.1

[1]	Certain 2003 information has been reclassified to conform to 2004 presentation.

[2]	The changes for each category of interest income and expense are divided between the portion of changes attributable to the variance in volume or rate for that category.

Provision for Loan and Lease Losses

No Provision for Loan and Lease Losses (the “Provision”) was recorded for the three months ended March 31, 2004.  This resulted in a reduction in the Allowance for Loan and Lease Losses (the “Allowance”) from December 31, 2003 equal to the amount of net charge-offs of $1.9 million.  For further information on Credit Quality, refer to the section on “Corporate Risk Profile.”

Non-Interest Income

Non-interest income for the three months ended March 31, 2004 increased $4.1 million from the comparable period in 2003.

The 5% increase in trust and asset management income in the first quarter of 2004 from the same quarter of 2003 was primarily attributable to an increase in the average market value of assets under management.

Mortgage banking income increased in the first quarter of 2004 compared to the first quarter of 2003 primarily due to a $1.0 million increase in gains realized on sale of mortgage loans.  In the first quarter of 2003, originations were held in the portfolio rather than selling them in the secondary market.  Also contributing to the increase was the decline in amortization of servicing rights due to the reduction in prepayment volume.

Service charges on deposit accounts increased 11% in the first quarter of 2004 compared to the same period last year.  The increase was largely due to higher account analysis fees resulting from lower offsetting earnings credits in the lower interest rate environment.  Overdraft fees also increased in 2004 mainly due to the increase in the number of deposit accounts.

Insurance income increased 18% from the same quarter of 2003 primarily due to higher commission and brokerage income from the Company’s commercial property, liability and casualty business.  The increase in commissions resulted from a higher customer retention rate and an increase in new accounts.

Other operating income for the first quarter of 2004 increased 8% from the first quarter of 2003 primarily due to a gain of $0.7 million from the sale of the Corporate Trust business.

Non-Interest Expense

Non-interest expense for the first quarter of 2004 of $83.0 million declined 8% compared to the same period in 2003.  Included in this expense in the first quarter of 2003 were systems replacement costs of $7.4 million.  Excluding systems replacement costs, non-interest expense was $82.8 million in the first quarter of 2003.  Refer to Note 4 to the Consolidated Financial Statements for additional information on the systems replacement project.

Salaries and benefits expense decreased $0.4 million in the first quarter of 2004 compared to the comparable period in 2003.  Base salaries decreased $1.3 million, or 5%, from 2003, largely due to a 7% decrease in the number of employees.  Partially offsetting the decrease in base salaries was an expense for restricted stock units awarded in the second half of 2003.

Table 4 presents the components of salaries and benefits expense for the three months ended March 31, 2004 and 2003.

Salaries and Benefits (Unaudited)	Table 4

	Three Months Ended
(dollars in thousands)	March 31, 2004	March 31, 2003

Salaries	$27,204	$28,514
Incentive Compensation	3,816	3,591
Stock Based Compensation	2,896	1,118
Commission Expense	1,627	2,487
Retirement and Other Benefits	4,357	4,451
Payroll Taxes	3,430	3,449
Medical, Dental and Life Insurance	2,104	2,070
Separation Expense	567	749
Total Salaries and Benefits	$46,001	$46,429

Net equipment expense declined $3.8 million, or 39%, in the first quarter of 2004 compared to the same period in 2003 mainly due to reduced depreciation expense and software license fees resulting from the systems replacement project.

Other operating expense increased $4.7 million, or 28%, in the first quarter of 2004 from the same quarter in 2003.  This increase was due in part to the cost of outsourcing technology services, which was the end result of the systems replacement project.  In addition, in 2004 expenses were incurred for outside professional services relating to a review and improvement of the controls and the policies and procedures of the Company’s mutual funds.

BALANCE SHEET ANALYSIS

Short-Term Earning Assets

Short-term earning assets, consisting of interest-bearing deposits and funds sold, totaled $734.9 million at March 31, 2004, compared to $154.7 million at December 31, 2003 and $332.1 million at March 31, 2003.  The increase related to a higher level of funding resulting from securities repurchase agreements by public entities and continued deposit growth.

Investment Securities

Investment securities were substantially unchanged from December 31, 2003 and March 31, 2003.  At March 31, 2004 and December 31, 2003 investment securities with a book value of $1.6 billion and $1.4 billion, respectively, were pledged as collateral for repurchase agreements.

Changes in interest rates influence the fair market values of certain investment securities, including mortgage-backed securities, which can result in temporary gross unrealized losses.  The gross unrealized loss on temporarily impaired investment securities that have been impaired for less than 12 months as of March 31, 2004 totaled $4.9 million, compared to $16.6 million at December 31, 2003.  The decrease in gross unrealized loss is primarily related to mortgage-backed securities which were impacted by the decrease in mortgage interest rates from December 31, 2003.  The Company has both the intent and ability to hold the securities for the time necessary to recover the amortized cost.  As of March 31, 2004, no investment security had been impaired for more than 12 months.

Table 5 presents the detail of the investment securities portfolio at March 31, 2004 and December 31, 2003.

Investment Securities (Unaudited)	Table 5

(dollars in thousands)	Amortized Cost	Fair Value
At March 31, 2004
Securities Held to Maturity:
Debt Securities Issued by the U.S. Treasury and Agencies	$36,708	$36,706
Debt Securities Issued by States and Municipalities	130	141
Mortgage-Backed Securities	681,029	682,461
Total	$717,867	$719,308
Securities Available for Sale:
Equity Securities	$264	$264
Debt Securities Issued by the U.S. Treasury and Agencies	54,860	56,304
Debt Securities Issued by States and Municipalities	5,953	6,186
Mortgage-Backed Securities	1,713,541	1,740,424
Other Debt Securities	188,643	192,535
Total	$1,963,261	$1,995,713

At December 31, 2003
Securities Held to Maturity:
Debt Securities Issued by the U.S. Treasury and Agencies	$22,021	$22,018
Debt Securities Issued by States and Municipalities	130	142
Mortgage-Backed Securities	705,082	698,539
Total	$727,233	$720,699
Securities Available for Sale:
Equity Securities	$261	$261
Debt Securities Issued by the U.S. Treasury and Agencies	59,339	60,990
Debt Securities Issued by States and Municipalities	5,957	6,220
Mortgage-Backed Securities	1,790,692	1,805,273
Other Debt Securities	118,040	118,372
Total	$1,974,289	$1,991,116

Loans Held for Sale

Loans held for sale, consisting of residential mortgage loans, totaled $67.3 million at March 31, 2004, an increase of $58.1 million from $9.2 million at December 31, 2003, and $20.1 million from $47.3 million at March 31, 2003.  The increase from 2003 is due to the timing of loan sales.

Loans and Lease

As of March 31, 2004, loans and lease outstanding were $5.7 billion, a decrease of $42.2 million from December 31, 2003 and an increase of $149.6 million from March 31, 2003.  Table 6 presents the composition of the loan portfolio by major loan categories and Table 7 presents the composition of consumer loans by geographic area.

Loan Portfolio Balances (Unaudited)	Table 6

(dollars in thousands)	March 31, 2004	December 31, 2003	March 31, 2003
Domestic Loans
Commercial
Commercial and Industrial	$793,293	$816,246	$824,906
Commercial Mortgage	650,566	639,354	691,736
Construction	91,002	101,321	86,690
Lease Financing	442,590	435,934	430,342
Total Commercial [1]	1,977,451	1,992,855	2,033,674
Consumer
Residential Mortgage	2,254,654	2,320,410	2,305,329
Home Equity	510,378	467,019	439,011
Purchased Home Equity	191,066	212,514	170,946
Other Consumer	671,893	658,831	518,501
Lease Financing	34,816	35,320	33,842
Total Consumer [1]	3,662,807	3,694,094	3,467,629
Total Domestic Loans	5,640,258	5,686,949	5,501,303
Foreign Loans	74,738	70,226	64,068
Total Loans and Leases	$5,714,996	$5,757,175	$5,565,371

1          As of March 31, 2004, commercial and consumer commitments were $1.3 billion and $1.0 billion, respectively.  As of December 31, 2003, commercial and consumer commitments were $1.4 billion and $0.9 billion, respectively.

Consumer Loans by Geographic Area (Unaudited)	Table 7

(dollars in thousands)	March 31, 2004	December 31, 2003[1]	March 31, 2003[1]
Hawaii
Residential Mortgage	$2,042,032	$2,106,456	$2,102,095
Home Equity	502,261	458,425	429,607
Other Consumer	557,234	550,411	442,412

Guam
Residential Mortgage	207,174	208,339	198,410
Home Equity	8,117	8,594	9,404
Other Consumer	75,675	68,999	44,047

U.S. Mainland
Purchased Home Equity	191,066	212,514	170,946

Other Pacific Islands
Residential Mortgage	5,448	5,615	4,824
Other Consumer	73,800	74,741	65,884

Total Consumer Loans	$3,662,807	$3,694,094	$3,467,629

1          Certain 2003 information has been reclassified to conform to 2004 presentation.

Mortgage Servicing Rights

As of March 31, 2004, the Company’s portfolio of residential loans serviced for third parties totaled $2.8 billion, a decrease of $0.1 billion and $0.7 billion from December 31, 2003 and March 31, 2003, respectively.  The carrying value of mortgage servicing rights was $21.1 million at March 31, 2004, a decrease of $1.0 million and $4.7 million from December 31, 2003 and March 31, 2003, respectively.  Although mortgage prepayments have slowed from 2003, the decline in the carrying value of mortgage servicing rights continues to be attributable to higher mortgage prepayments resulting from the low interest rate environment.  Recently, the prepayment speeds of Hawaii mortgages have been approximating national averages.

Deposits

As of March 31, 2004, deposits totaled $7.4 billion, a $31.1 million and $376.6 million increase from December 31, 2003, and March 31, 2003, respectively.  The Company’s deposit growth continues to be primarily in interest bearing demand and savings deposits, while higher cost time deposits have been reduced.

Average time deposits of $100,000 and greater were $607.5 million, $633.6 million and $751.7 million for the three months ended March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

Borrowings

Short-term borrowings, including securities sold under agreements to repurchase, funds purchased and other short-term borrowings, totaled $1.1 billion at March 31, 2004, compared to $0.6 billion at December 31, 2003 and $0.7 billion at March 31, 2003.  The increase in short-term borrowings reflected higher funding received for securities sold under agreements to repurchase by the Company’s public entity clients.  For additional information, refer to the section on “Corporate Risk Profile – Liquidity Management.”

Shareholders’ Equity

The Company’s capital position remains strong.  The 1% net reduction in capital from December 31, 2003 is attributable to the Company’s common stock repurchase programs and dividends offset by earnings for the first quarter of 2004.  A further discussion of the Company’s capital is included in the Corporate Risk Profile section of this report.

Guarantees

The Company’s standby letter of credit totaled $110.2 million as of March 31, 2004.

BUSINESS SEGMENTS

The Company’s business segments are defined as Retail Banking, Commercial Banking, Investment Services Group and Treasury and Other Corporate.  The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution.  Various techniques are used to assign balance sheet and income statement amounts to the business segments, including allocations of overhead, the Provision and capital.  This process is dynamic and requires certain allocations based on judgment and subjective factors.  Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to accounting principles generally accepted in the United States.

The business segments are managed with a focus on performance measures, including risk adjusted return on capital (“RAROC”) and net income after capital charge (“NIACC”).  RAROC is the ratio of net income to risk-adjusted equity.  Equity is allocated to each business segment based on an assessment of its inherent risk.  NIACC is net income less a charge for allocated capital.  The cost of capital is determined by multiplying management’s estimate of the shareholder’s minimum required rate of return on capital invested (11% for 2004 and 2003) by the segment’s allocated equity.  The Company assumes a cost of capital that is equal to a risk-free rate plus a risk premium of an equity investment in the Company.  The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company’s overall asset and liability management activities on a proportionate basis.  The basis for the allocation of net interest income is a function of management decisions and assumptions which are subject to change based on changes in current interest rate and market conditions.  The Provision recorded in the Retail Banking, Commercial Banking and Investment Services Group segments represents actual net charge-offs of these segments.  The Provision charged to the Treasury and Other Corporate segment primarily represents the change in the level of the Allowance and also includes recoveries from the divested businesses.

The financial results for the three months ended March 31, 2004 and 2003 are discussed below and are presented in Table 8.

Retail Banking

The Company’s Retail Banking segment offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases and installment loans.  Deposit products include checking, savings and time deposit accounts.  The Retail Banking segment also provides merchant services to its small business customers.  Products and services from the Retail Banking segment are delivered to customers through 74 Hawaii branch locations and over 500 ATMs, e-Bankoh (on-line banking service) and a 24-hour telephone banking service.

The segment’s key financial measures remained relatively unchanged for the three months ended March 31, 2004 compared to the same period in 2003.  The segment experienced higher non-interest income, primarily as a result of higher mortgage banking income, lower non-interest expense, and no systems replacement costs for the three months ended March 31, 2004 compared to the same period in 2003.  These positive trends were offset by a decrease in net interest income and increases in the Provision.  The decrease in net interest income was primarily due to the decrease in the earnings credit from funds transfer pricing on the segment’s deposit account balances, reflective of lower interest rates.  The increase in the Provision and economic provision were primarily due to growth in the segment’s automobile and installment loan portfolios.

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

The improvement in the segment’s financial measures for the three months ended March 31, 2004 compared to the same period in 2003 was a result of an increase in non-interest income, moderately offset by lower net interest income, and a decrease in non-interest expense.  The increase in non-interest income was due primarily to higher account analysis fees in the continued low rate environment and an increase in insurance income.  The decline in non-interest expense was primarily due to lower staffing levels, the realization of system conversion benefits and lower allocated expenses.  The decrease in net interest income was primarily due to the decrease in the earnings credit from funds transfer pricing on the segment’s deposit account balances, reflective of continued lower interest rates.

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

The improvement in the segment’s financial measures for the three months ended March 31, 2004 compared to the same period in 2003 was primarily due to an increase in non-interest income.  This increase was attributable to a combination of an increase in trust and asset management fee income due to an improvement in market conditions and an increase in other operating income due to the sale of the corporate trust business.  The increase in non-interest expense for the first three months of 2004 compared to the same period in 2003 was due primarily to increased professional fees, partially offset by no systems replacement costs.

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

This segment also includes divisions that provide a wide-range of support (Technology and Operations, Human Resources, Finance and Legal and Risk Management) to the other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.  Results for this segment in 2003 include the systems replacement costs that were not incurred by or allocated to the Retail, Commercial and Investment Services Group segments.

The improvement in the segment’s financial measures for the three months ended March 31, 2004 compared to the same period in 2003 was primarily due to an increase in net interest income and no systems replacement costs.  The increase in net interest income was primarily due to the low interest rate environment and its impact in reducing the cost of funding deposits by the Treasury unit.  The lower capital charge was due to the reduction of the Company’s excess capital as a result of the continuing share repurchase activity.

Business Segment Selected Financial Information (Unaudited)	Table 8

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services Group	Treasury and Other Corporate	Consolidated Total

Three Months Ended March 31, 2004
Net Interest Income	$50,189	$33, 758	$3,191	$8,893	$96,031
Provision for Loan and Lease Losses	(2,747)	253	(49)	2,543	—
Net Interest Income After Provision for Loan and Lease Losses	47,442	34,011	3,142	11,436	96,031
Non-Interest Income	19,505	9,723	16,663	2,951	48,842
	66,947	43,734	19,805	14,387	144,873
Non-Interest Expense	(40,435)	(22,584)	(16,372)	(3,631)	(83,022)
Income Before Income Taxes	26,512	21,150	3,433	10,756	61,851
Provision for Income Taxes	(9,809)	(7,806)	(1,270)	(3,167)	(22,052)
Allocated Net Income	16,703	13,344	2,163	7,589	39,799
Allowance Funding Value	(128)	(737)	(8)	873	—
GAAP Provision	2,747	(253)	49	(2,543)	—
Economic Provision	(3,396)	(2,769)	(102)	(2)	(6,269)
Tax Effect of Adjustments	287	1,391	23	619	2,320
Income Before Capital Charge	16,213	10,976	2,125	6,536	35,850
Capital Charge	(5,602)	(5,196)	(1,522)	(9,718)	(22,038)
Net Income (Loss) After Capital Charge (NIACC)	$10,611	$5,780	$603	$(3,182)	$13,812

RAROC (ROE for the Company)	32%	23%	15%	25%	20%

Total Assets at March 31, 2004	$3,692,657	$2,276,958	$137,632	$3,906,195	$10,013,442

Three Months Ended March 31, 2003[1]
Net Interest Income	$52,103	$34,691	$3,665	$541	$91,000
Provision for Loan and Lease Losses	(848)	(2,151)	—	2,999	—
Net Interest Income After Provision for Loan and Lease Losses	51,255	32,540	3,665	3,540	91,000
Non-Interest Income	17,386	8,416	15,680	3,271	44,753
	68,641	40,956	19,345	6,811	135,753
Information Technology Systems Replacement Project	(583)	(23)	(244)	(6,567)	(7,417)
Non-Interest Expense	(40,668)	(22,719)	(15,904)	(3,492)	(82,783)
Income (Loss) Before Income Taxes	27,390	18,214	3,197	(3,248)	45,553
Provision for Income Taxes	(10,134)	(6,642)	(1,183)	2,207	(15,752)
Allocated Net Income (Loss)	17,256	11,572	2,014	(1,041)	29,801
Allowance Funding Value	(152)	(1,141)	(10)	1,303	—
GAAP Provision	848	2,151	—	(2,999)	—
Economic Provision	(2,708)	(3,059)	(132)	(5)	(5,904)
Tax Effect of Adjustments	744	758	53	629	2,184
Income (Loss) Before Capital Charge	15,988	10,281	1,925	(2,113)	26,081
Capital Charge	(5,392)	(5,378)	(1,517)	(14,464)	(26,751)
Net Income (Loss) After Capital Charge (NIACC)	$10,596	$4,903	$408	$(16,577)	$(670)

RAROC (ROE for the Company)	33%	21%	14%	(7)%	12%

Total Assets at March 31, 2003	$3,471,677	$2,254,381	$145,925	$3,538,227	$9,410,210

1  Certain 2003 information has been reclassified to conform to 2004 presentation.

FOREIGN OPERATIONS

The countries in which the Company maintains its largest exposure on a cross-border basis include United Kingdom, Netherlands, Canada and Switzerland.  Table 9 presents as of March 31, 2004, December 31, 2003 and March 31, 2003, a geographic distribution of the Company’s cross-border assets for selected countries.  The primary component of cross-border assets as of March 31, 2004 was interest bearing deposits of $477.7 million.

Geographic Distribution of Cross-Border International Assets (Unaudited)[1]	Table 9

(dollars in thousands)

Country	March 31, 2004	December 31, 2003[2]	March 31, 2003[2]

Canada	$82,962	$31,138	$32,948
Netherlands	119,828	42,229	38,101
Switzerland	76,541	50,541	226
United Kingdom	237,156	110,460	60,797
All Others	239,233	116,641	152,701
Total	$755,720	$351,009	$284,773

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

[2]	Certain 2003 information has been reclassified to conform to 2004 presentation.

Because the U.S. dollar is used in the Pacific Island Division locations (Guam and American Samoa, which are U.S. territories and other nearby islands), these operations are not considered foreign for financial reporting purposes.

CORPORATE RISK PROFILE

Credit Risk

Credit Risk is defined as the risk that borrowers or counterparties will not be able to repay their obligations to the Company.  Credit exposures reflect legally binding commitments for loans, leases, banker’s acceptances, financial and standby letters of credit and overnight overdrafts.

The Company’s asset quality continued to improve as evidenced by lower levels of internally criticized loans and non-performing assets, and a continued positive trend in the level of net charge-offs.  The ratio of non-performing assets to total loans and foreclosed real estate was 0.49% at March 31, 2004, a decrease from 0.55% at December 31, 2003 and 0.79% at March 31, 2003.  As a percent of average loans outstanding for the quarter ended March 31, 2004, net charge-offs (annualized) were 0.13%, compared to 0.26% for the quarter ended December 31, 2003.

In Hawaii, the economy remains strong with a stable to upward trend in tourism, a strong real estate market and a construction industry that is expected to grow for the foreseeable future.  Hawaii continues to have low unemployment and positive job growth.

The Company’s more favorable credit risk position relative to a year ago reflects the portfolio strategy which shifted to industries believed to have a lower risk profile as well as reduced large borrower concentrations.  Portfolio monitoring is an ongoing process intended to result in early identification and disengagement from deteriorating credits.  In addition, overall risk in the Hawaii portfolio has been generally improving, primarily due to the expanding Hawaii economy.

Although the Company’s overall credit risk profile continues to improve, two components, air transportation and Guam, continue to carry higher risk characteristics.  Information about these components is summarized in Table 10.  The air transportation industry has recently experienced increased passenger travel, but continues to have a higher risk profile as domestic legacy carriers struggle with elevated cost structures, growing competition from low cost carriers that have reduced higher-margin business travel, potential global mergers and marketing alliances, rising fuel costs that are difficult to pass on to consumers, and a less certain geopolitical environment.  The Company’s exposure is characterized as improving based on specific borrower and industry analysis.  With a number of internal risk rating upgrades during the first quarter of 2004 centered in regional and international segments, 10% of the Company’s total air transportation outstandings were internally classified as of March 31, 2004, improving from 16% at December 31, 2003.

In the Guam portfolio, which is sensitive to tourism and military spending, economic uncertainty remains.  Internally classified exposure was reduced 38% from March 31, 2003 through active disengagement with negligible loss.  Targeted lending to select commercial borrowers is active, while the consumer lending business is leading the portfolio growth.  At March 31, 2004, Guam’s hotel industry portfolio of $15.7 million included one credit with $4.0 million exposure, or 25% of the portfolio, which was guaranteed by an offshore financial institution with limited exposure to tourism.

At March 31, 2004, the largest syndicated loan outstanding totaled $40.2 million to a local trust with an A+ bond rating while the second largest syndicated loan outstanding totaled $22.6 million to a prominent Hawaii based hotel operator.  The ten largest syndicated loans outstanding totaled $172.6 million, or 58%, of total syndicated loans, and consisted of loans in the real estate, hospitality and television cable industries.  One unfunded syndicated commitment, which had $5.5 million in exposure (less than 1% of total syndicated commitments), was internally classified.  The increase in syndicated exposure from December 31, 2003 primarily reflects lending activity to several Hawaii businesses partially offset by pay-offs of national credits.

The Company’s other large borrowers include six exposures of $25.0 million and greater.  The borrowers are major companies, most with Hawaii operations.  Three borrowers, with exposures totaling $111.0 million, have their loans collateralized by real estate and other assets, and are substantially funded.  The remaining three exposures are commercial paper backup lines to investment grade companies and are undrawn.

Selected Concentrations of Credit Exposure (Unaudited)	Table 10

	March 31, 2004			Dec. 31, 2003[1]	Mar. 31, 2003[1]
(dollars in thousands)	Outstandings	Unused Commitments	Total Exposure	Total Exposure	Total Exposure

Air Transportation
United States Regional Passenger Carriers	$46,003	$12,173	$58,176	$59,231	$60,888
United States National Passenger Carriers	37,413	—	37,413	37,259	37,441
Passenger Carriers Based Outside United States	30,475	—	30,475	31,549	31,922
Cargo Carriers	14,122	—	14,122	14,405	14,739
Total Air Transportation	$128,013	$12,173	$140,186	$142,444	$144,990

Guam
Hotel	$15,692	$—	$15,692	$17,733	$42,843
Other Commercial	130,128	45,920	176,048	184,129	171,300
Consumer	290,966	12,638	303,604	288,831	263,900
Total Guam	$436,786	$58,558	$495,344	$490,693	$478,043

Syndicated Exposure	$297,512	$642,624	$940,136	$912,896	$997,516

Other Large Borrowers[2]	$86,658	$235,143	$321,801	$336,748	$381,386

Exposure includes loans, leveraged leases and operating leases.

[1]	For three borrowers, reclassifications have occurred between Regional and National Carriers. Syndicated Exposure has been restated to include a purchased participation.
[2]

Other Large Borrowers is defined as exposure with commitments of $25.0 million and greater, excluding those collateralized by cash and those separately identified as Air Transportation, Guam and Syndicated Exposure.

Non-Performing Assets

Non-performing assets (“NPAs”) consist of non-accrual loans and foreclosed real estate.  The net decrease of $3.9 million, or 12%, from December 31, 2003 included a $2.9 million loan pay-off in Guam and $1.7 million reduction in residential mortgage, primarily in Hawaii, due to return to accrual status.

At March 31, 2004, the ratio of non-performing assets to total loans and foreclosed real estate was 0.49%, a decrease from 0.55% at December 31, 2003 and 0.79% at March 31, 2003.  As of March 31, 2004, 55% of total NPAs were concentrated in commercial loans (27% in commercial mortgage) and 29% in residential mortgage related, relatively unchanged from December 31, 2003.  At March 31, 2003, the mix was concentrated 53% in commercial loans (41% in commercial mortgage) and 26% were in residential mortgage related.  NPAs in Guam as of March 31, 2004 were $9.5 million, a decrease of $3.2 million, or 25%, and $13.1 million, or 58%, from December 31, 2003 and March 31, 2003, respectively.  The improvement from December 2003 is primarily due to the loan pay-off noted previously, while the improvement from March 2003 primarily reflects payments from a number of commercial borrowers.  As a percent of total NPAs, Guam exposure represented 34%, a decrease from 40% and 51% at December 31, 2003 and March 31, 2003, respectively.

Impaired loans at March 31, 2004 of $13.7 million decreased $2.3 million, or 14%, from $16.0 million at December 31, 2003.  These loans had a related Allowance that totaled $3.4 million at March 31, 2004, an increase of $2.5 million from year end 2003.  Compared to March 31, 2003, impaired loans decreased by $21.3 million, or 61%, from $35.0 million and had a related Allowance of $3.2 million.

Loans Past Due 90 Days or More and Still Accruing Interest

Accruing loans past due 90 days or more were $3.3 million at March 31, 2004, a decrease of $0.2 million from December 31, 2003 and $0.9 million from March 31, 2003.  The change from December 31, 2003 reflects improvement in residential mortgages, offset by an increase in commercial mortgage loans where positive resolution is expected.

Refer to Table 11 for further information on non-performing assets.

Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More (Unaudited)	Table 11

(dollars in thousands)	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Non-Performing Assets
Non-Accrual Loans
Commercial
Commercial and Industrial	$6,009	$6,015	$7,856	$8,832	$2,367
Commercial Mortgage	7,388	9,337	10,977	11,216	17,930
Lease Financing	1,962	2,181	2,388	2,423	3,183
Total Commercial	15,359	17,533	21,221	22,471	23,480
Consumer
Residential Mortgage	7,685	9,354	9,669	10,196	11,523
Home Equity	406	460	497	—	117
Total Consumer	8,091	9,814	10,166	10,196	11,640
Total Non-Accrual Loans	23,450	27,347	31,387	32,667	35,120
Foreclosed Real Estate	4,416	4,377	8,757	9,285	9,097
Total Non-Performing Assets	$27,866	$31,724	$40,144	$41,952	$44,217

Accruing Loans Past Due 90 Days or More
Commercial
Commercial and Industrial	$707	$725	$695	$523	$1
Commercial Mortgage	702	—	—	—	368
Lease Financing	—	117	—	—	—
Total Commercial	1,409	842	695	523	369
Consumer
Residential Mortgage	595	1,430	2,027	1,817	1,580
Home Equity	—	—	—	84	17
Purchased Home Equity	107	—	107	98	—
Other Consumer	1,180	1,210	1,059	368	2,257
Lease Financing	—	—	—	19	—
Total Consumer	1,882	2,640	3,193	2,386	3,854
Total Accruing and Past Due	$3,291	$3,482	$3,888	$2,909	$4,223

Total Loans	$5,714,996	$5,757,175	$5,570,405	$5,471,870	$5,565,371

Ratio of Non-Accrual Loans to Total Loans	0.41%	0.48%	0.56%	0.60%	0.63%

Ratio of Non-Performing Assets to Total Loans and Foreclosed Real Estate	0.49%	0.55%	0.72%	0.77%	0.79%

Ratio of Non-Performing Assets and Accruing Loans Past Due 90 Days or More to Total Loans	0.55%	0.61%	0.79%	0.82%	0.87%

Quarter to Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$31,724	$40,144	$41,952	$44,217	$54,406
Additions	3,293	2,340	3,199	11,603	4,805
Reductions
Payments and Sales of Loans	(4,555)	(3,416)	(1,782)	(4,279)	(5,641)
Return to Accrual	(1,444)	(839)	(1,464)	(7,556)	(5,571)
Sales of Foreclosed Assets	(310)	(4,418)	(1,025)	(672)	(1,091)
Charge-offs/Write-downs	(842)	(2,087)	(736)	(1,361)	(2,691)
Total Reductions	(7,151)	(10,760)	(5,007)	(13,868)	(14,994)
Balance at End of Quarter	$27,866	$31,724	$40,144	$41,952	$44,217

Allowance for Loan and Lease Losses

The Company maintains an Allowance adequate to cover management’s estimate of probable credit losses inherent in its lending portfolios based on a comprehensive quarterly analysis of historical loss experience supplemented by judgmental expectations of portfolio performance and economic conditions as of a given balance sheet date.

The Allowance at March 31, 2004 of $127.2 million decreased $1.9 million and $12.8 million from December 31, 2003 and March 31, 2003, respectively.  Due to continued improvements in the Company’s credit quality and management’s assessment of economic conditions and risks, no Provision was recorded during the first quarter of 2004 or the previous six quarters, resulting in a reduction of the Allowance equal to net charge-offs.  The ratio of the Allowance to total loans and leases outstanding was 2.23% at March 31, 2004, a decrease from 2.24% at December 31, 2003 and 2.52% at March 31, 2003.  A summary of the activity for the Allowance is presented in Table 12.

Net charge-offs for the first quarter of 2004 were $1.9 million, or 0.13% (annualized), of total average loans compared to $2.8 million, or 0.21% (annualized), of total average loans in the first quarter of 2003.  The improvement in the current quarter was the result of higher recoveries than in 2003.  The low net charge-off rate reflects strong collections and resolutions of credits, resulting from the continuation of the Company’s risk management strategies and an improving Hawaii economy.

Consolidated Allowance for Loan and Lease Losses (Unaudited)	Table 12

	Three Months Ended
(dollars in thousands)	March 31, 2004	December 31, 2003	March 31, 2003
Balance at Beginning of Period	$129,080	$132,675	$142,853
Loans Charged-Off
Commercial
Commercial and Industrial	387	1,997	1,617
Commercial Mortgage	574	—	—
Construction	—	—	529
Lease Financing	228	—	15
Consumer
Residential Mortgage	145	462	689
Home Equity	—	250	82
Purchased Home Equity	90	143	—
Other Consumer	4,655	3,919	3,089
Lease Financing	36	100	67
Total Charge-Offs	6,115	6,871	6,088
Recoveries on Loans Previously Charged-Off
Commercial
Commercial and Industrial	980	936	572
Commercial Mortgage	689	23	17
Construction	435	3	900
Lease Financing	15	88	17
Consumer
Residential Mortgage	294	115	203
Home Equity	39	4	53
Other Consumer	1,663	2,015	1,327
Lease Financing	55	30	45
Foreign	50	62	129
Total Recoveries	4,220	3,276	3,263
Net Loan Charge-Offs	(1,895)	(3,595)	(2,825)
Provision for Loan and Lease Losses	—	—	—
Balance at End of Period	$127,185	$129,080	$140,028
Average Loans Outstanding	$5,742,368	$5,570,844	$5,460,847
Ratio of Net Loan Charge-Offs to Average Loans Outstanding (annualized)	0.13%	0.26%	0.21%
Ratio of Allowance to Loans and Leases Outstanding	2.23%	2.24%	2.52%

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices.  The Company is exposed to market risk as a consequence of the normal course of conducting its business activities.  Financial products that expose the Company to market risk include investment securities, loans, deposits, debt and derivative financial instruments.  The Company’s market risk management process involves measuring, monitoring, controlling and managing risks that can significantly impact the Company’s financial position and operating results.  In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance and shareholder value, while limiting the volatility of each.  The activities associated with these market risks are categorized into “trading” and “other than trading.”

The Company’s trading activities include foreign currency and foreign exchange contracts that expose the Company to a minor degree of foreign currency risk.  These transactions are primarily executed on behalf of customers and at times for the Company’s own account.

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

Table 13 presents, as of March 31, 2004, December 31, 2003 and March 31, 2003, the estimate of the change in net interest income (the “NII”) that would result from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for NII.  The 200 basis point increase would equate to an average increase of $4.2 million increase in NII per quarter.  The Company’s balance sheet continues to be asset-sensitive.  The resulting estimated NII exposure is within the guidelines approved by the Company’s Asset Liability Management Committee.

Market Risk Exposure to Interest Rate Changes (Unaudited)	Table 13

	March 31, 2004		December 31, 2003		March 31, 2003
	Interest Rate Change (in basis points)		Interest Rate Change (in basis points)		Interest Rate Change (in basis points)
(dollars in millions)	-200	+200	-200	+200	-200	+200
Estimated Exposure as a Percent of Net Interest Income	(5.2)%	4.3%	(4.8)%	4.0%	(2.8)%	5.1%
Estimated Exposure to Net Interest Income Per Quarter	$(5.0)	$4.2	$(4.4)	$3.7	$(2.6)	$4.6

In managing interest rate risk, the Company uses several approaches to modify its risk position.  Approaches that are used in an effort to shift balance sheet mix or alter the interest rate characteristics of assets and liabilities include changing product pricing strategies, modifying investment portfolio characteristics, or using financial derivative instruments.  The use of financial derivatives has been limited over the past several years.

Liquidity Management

Liquidity is managed in an effort to ensure that the Company has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner.

The Bank is a member of the Federal Home Loan Bank of Seattle (the “FHLB”), which provides an additional source of short and long-term funding.  Outstanding borrowings from the FHLB were $64.5 million at March 31, 2004, compared to $68.5 million at December 31, 2003 and $26.5 million at March 31, 2003.  The decrease from December 31, 2003 was mainly attributable to a $4.0 million maturity.

Additionally, the Bank maintains a $1 billion senior and subordinated bank note program.  Under this facility, the Bank may issue additional notes provided that the aggregate amount outstanding does not exceed $1 billion.  Subordinated notes outstanding under this bank note program totaled $124.7 million at March 31, 2004, December 31, 2003 and March 31, 2003.

In the second and third quarters of 2004, $90.3 million of privately placed notes mature.  It is currently expected that repayment will come from liquidity, however the source of repayment will be determined at maturity.

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

At March 31, 2004, shareholders’ equity totaled $785.8 million, a 1% net decrease from December 31, 2003.  The decrease in shareholders’ equity during the first three months of 2004 was primarily attributable to the Company’s repurchase of its common stock under the repurchase programs and dividends offset by earnings.

During the three months ended March 31, 2004, 1.3 million shares of common stock were repurchased at an average cost of $44.77 per share, totaling $57.8 million.  As of March 31, 2004, the Company had repurchased a total of 31.1 million shares since July 2001, under all share repurchase programs, totaling $912.9 million at an average cost of $29.34 per share.  The Company’s Board of Directors authorized an additional stock repurchase of up to $50 million of its common stock.  This authorization, combined with the Company’s previously announced authorizations of $1.0 billion, brings the total repurchase authority to $1,050 million.  Subsequent to March 31, 2004 through April 23, 2004, 984,800 shares were repurchased at an average cost of $43.92 per share for a total of $43.2 million resulting in remaining buyback authority under the existing repurchase programs of $93.9 million.

In April 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share on the Company’s outstanding shares.  The dividend will be payable on June 14, 2004 to shareholders of record at the close of business on May 24, 2004.

Table 14 presents the regulatory capital and ratios as of March 31, 2004, December 31, 2003 and March 31, 2003.

Regulatory Capital and Ratios (Unaudited)	Table 14

	(dollars in thousands)	March 31, 2004	December 31, 2003	March 31, 2003
	Regulatory Capital
	Shareholders’ Equity	$785,768	$793,132	$952,007
Add:	8.25% Capital Securities of Bancorp Hawaii Capital Trust I	31,425	31,425	31,425

Less:	Goodwill	36,216	36,216	36,216
	Unrealized Valuation and Other Adjustments	20,771	10,771	23,820

	Tier I Capital	760,206	777,570	923,396
	Allowable Reserve for Loan Losses	79,941	78,147	76,399
	Subordinated Debt	99,777	124,709	124,671
	Unrealized Gains on Available for Sale Equity Securities	79	66	125
	Total Capital	$940,003	$980,492	$1,124,591

	Risk Weighted Assets	$6,348,075	$6,200,831	$6,048,290

	Key Capital Ratios
	Average Equity/Average Assets Ratio	8.28%	9.60%	10.53%
	Tier I Capital Ratio	11.98%	12.54%	15.27%
	Total Capital Ratio	14.81%	15.81%	18.59%
	Leverage Ratio	7.88%	8.43%	10.03%

Economic Outlook

During the first quarter of 2004, airline passenger arrivals in Hawaii increased 6% overall including a 9% gain in domestic travel, compared to the first quarter of 2003.  The strong yen is expected to further help the tourism-dependent sectors of the Hawaii economy.

Hawaii’s real personal income growth is most recently forecast at 3.5% for 2004 after adjusting for increasing inflation due to higher housing costs.  Hawaii construction should remain strong in 2004, based on 20% growth in the 2003 value of residential building permits, and a doubling in nonresidential building permits, combined with military housing construction.  Record high home prices continued rising during the first quarter of 2004 along with statewide home sales volumes.  Interest rate sensitivity is expected to be modest and strong fundamentals support the local housing valuation trends.  Currently, it is anticipated that interest rates will increase slightly in the latter part of 2004.

Tight labor market conditions in Hawaii persisted during the first quarter of 2004.  Statewide unemployment declined from 4.4% in the fourth quarter of 2003 to 3.9% in the first quarter of 2004.  Overall Hawaii job growth continued at around 2% through the first quarter, with the construction sector leading (up 7%) and the information sector lagging (down 9%).  External pressures that could constrain the economic growth in Hawaii include higher petroleum prices and a rising interest rate environment.

Earnings Outlook

Bank of Hawaii Corporation’s previously published earnings guidance of approximately $157 million in net income for the full year of 2004 remains unchanged, however gains from asset sales and loan loss recoveries could allow net income to exceed the $157 million level.  Based on current conditions, the Company does not expect to record a Provision in 2004.  However, the actual amount of the Provision depends on determinations of credit risk that are made near the end of each quarter.  Earnings per share and return on equity projections continue to be dependent upon the terms and timing of share repurchases.

Item 3.    Quantitative and Qualitative Disclosures of Market Risk

See Management’s Discussion and Analysis of Results of Operations and Financial Condition-Market Risk.

Item 4.    Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2004.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the first quarter of 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. - Other Information

Items 1, 3, 4 and 5 omitted pursuant to instructions.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Program[2]

January 1 - 31, 2004	380,100	$43.11	351,100	$129,878,600
February 1 - 29, 2004	328,900	44.77	328,900	115,152,700
March 1 - 31, 2004	614,050	45.79	611,800	87,141,000
Total	1,323,050	$44.77	1,291,800

[1]

The January period included 29,000 shares purchased from employees in connection with the vesting of restricted stock.  The March period included 2,250 shares purchased from employees in connection with stock option exercises.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Company’s common stock on the dates of purchase.

[2]	The Company announced a $200 million share repurchase program on September 29, 2003.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibit Index

Exhibit Number

	12	Statement Regarding Computation of Ratios

	31.1	Rule 13a - 14(a) Certifications

	31.2	Rule 13a - 14(a) Certifications

	32	Section 1350 Certification

b.	The following report on Form 8-K was filed during the quarter ended March 31, 2004:

Filed January 27, 2004, under Item 12 of Form 8-K, regarding the Company’s financial results for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 28, 2004	BANK OF HAWAII CORPORATION

/s/ Michael E. O’Neill
Michael E. O’Neill
Chairman of the Board and Chief Executive Officer

/s/ Allan R. Landon
Allan R. Landon
President, Chief Financial Officer and Treasurer

/s/ Richard C. Keene
Richard C. Keene
Chief Accounting Officer