Form 10-Q
period 2004-06-30
BANK OF HAWAII CORP
filed 2004-07-28
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

or

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

Common Stock, $.01 Par Value; outstanding at July 23, 2004 – 52,583,973 shares

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share amounts)	2004	2003	2004	2003
Interest Income
Interest and Fees on Loans and Leases	$80,346	$85,954	$161,774	$171,727
Income on Investment Securities - Held to Maturity	6,711	3,083	13,687	5,366
Income on Investment Securities - Available for Sale	21,745	19,815	42,591	42,278
Deposits	1,646	1,161	2,877	2,468
Funds Sold	177	822	594	1,586
Other	865	1,016	1,723	2,205
Total Interest Income	111,490	111,851	223,246	225,630
Interest Expense
Deposits	8,560	13,309	17,760	27,756
Securities Sold Under Agreements to Repurchase	2,222	2,391	4,148	4,633
Funds Purchased	506	219	737	424
Short-Term Borrowings	13	25	28	49
Long-Term Debt	4,340	5,422	8,693	11,283
Total Interest Expense	15,641	21,366	31,366	44,145
Net Interest Income	95,849	90,485	191,880	181,485
Provision for Loan and Lease Losses	(3,500)	—	(3,500)	—
Net Interest Income After Provision for Loan and Lease Losses	99,349	90,485	195,380	181,485
Non-Interest Income
Trust and Asset Management	12,995	12,545	26,859	25,726
Mortgage Banking	2,808	6,061	4,785	6,344
Service Charges on Deposit Accounts	9,540	8,645	19,490	17,595
Fees, Exchange, and Other Service Charges	14,243	13,473	27,482	26,462
Investment Securities Gains (Losses)	(37)	587	(37)	1,170
Insurance	3,303	3,015	6,946	6,095
Other	11,996	6,413	18,165	12,100
Total Non-Interest Income	54,848	50,739	103,690	95,492
Non-Interest Expense
Salaries and Benefits	46,689	47,711	92,690	94,140
Net Occupancy Expense	9,543	9,628	18,929	19,241
Net Equipment Expense	5,799	9,208	11,763	18,956
Information Technology Systems Replacement Project	—	10,105	—	17,522
Other	23,094	18,742	44,765	35,735
Total Non-Interest Expense	85,125	95,394	168,147	185,594
Income Before Income Taxes	69,072	45,830	130,923	91,383
Provision for Income Taxes	24,840	15,796	46,892	31,548
Net Income	$44,232	$30,034	$84,031	$59,835
Basic Earnings Per Share	$0.84	$0.50	$1.57	$0.99
Diluted Earnings Per Share	$0.79	$0.48	$1.48	$0.95
Dividends Declared Per Share	$0.30	$0.19	$0.60	$0.38
Basic Weighted Average Shares	52,491,874	59,566,970	53,389,261	60,425,943
Diluted Weighted Average Shares	55,662,415	62,301,337	56,710,653	62,907,697

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition

(dollars in thousands)	June 30, 2004	December 31, 2003	June 30, 2003
	(Unaudited)		(Unaudited)
Assets
Interest-Bearing Deposits	$179,680	$154,735	$307,552
Investment Securities - Held to Maturity (Market Value of $663,534, $720,699, and $555,878)	679,382	727,233	548,719
Investment Securities - Available for Sale	2,275,272	1,991,116	2,140,607
Funds Sold	—	—	250,000
Loans Held for Sale	9,565	9,211	71,892
Loans and Leases	5,787,314	5,757,175	5,471,870
Allowance for Loan and Lease Losses	(124,904)	(129,080)	(137,974)
Net Loans	5,662,410	5,628,095	5,333,896
Total Earning Assets	8,806,309	8,510,390	8,652,666
Cash and Non-Interest-Bearing Deposits	339,486	363,495	297,868
Premises and Equipment	149,128	160,005	165,542
Customers’ Acceptance Liability	1,213	1,707	1,371
Accrued Interest Receivable	36,378	32,672	35,849
Foreclosed Real Estate	4,889	4,377	9,285
Mortgage Servicing Rights	20,819	22,178	24,841
Goodwill	36,216	36,216	36,216
Other Assets	294,331	330,607	327,296
Total Assets	$9,688,769	$9,461,647	$9,550,934
Liabilities
Deposits
Non-Interest-Bearing Demand	$1,939,580	$1,933,928	$1,843,750
Interest-Bearing Demand	1,464,207	1,356,330	1,161,409
Savings	2,976,108	2,833,379	2,754,607
Time	1,089,393	1,209,142	1,381,083
Total Deposits	7,469,288	7,332,779	7,140,849
Securities Sold Under Agreements to Repurchase	687,816	472,757	699,256
Funds Purchased	139,055	109,090	90,200
Short-Term Borrowings	11,055	12,690	22,424
Current Maturities of Long-Term Debt	80,000	96,505	34,000
Banker’s Acceptances Outstanding	1,213	1,707	1,371
Retirement Benefits Payable	62,821	61,841	62,678
Accrued Interest Payable	7,169	7,483	9,755
Taxes Payable and Deferred Taxes	225,989	207,101	196,868
Other Liabilities	87,325	138,999	81,988
Long-Term Debt	217,600	227,563	298,535
Total Liabilities	8,989,331	8,668,515	8,637,924
Shareholders’ Equity
Common Stock ($.01 par value); authorized 500,000,000 shares; issued / outstanding: June 2004 - 81,711,599 / 52,426,010, December 2003 - 81,647,729 / 54,928,480, June 2003 - 81,588,394 / 58,896,230	813	807	807
Capital Surplus	403,150	391,701	386,565
Accumulated Other Comprehensive Income (Loss)	(27,258)	(5,711)	12,412
Retained Earnings	1,251,689	1,199,077	1,151,623
Deferred Stock Grants	(9,391)	(8,309)	(8,168)
Treasury Stock, at Cost (Shares: June 2004 - 29,285,589, December 2003 - 26,719,249, June 2003 - 22,692,164)	(919,565)	(784,433)	(630,229)
Total Shareholders’ Equity	699,438	793,132	913,010
Total Liabilities and Shareholders’ Equity	$9,688,769	$9,461,647	$9,550,934

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Total	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Deferred Stock Grants	Treasury Stock	Compre- hensive Income

Balance at December 31, 2003	$793,132	$807	$391,701	$(5,711)	$1,199,077	$(8,309)	$(784,433)
Comprehensive Income:
Net Income	84,031	—	—	—	84,031	—	—	$84,031
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	(21,547)	—	—	(21,547)	—	—	—	(21,547)
Total Comprehensive Income								$62,484

Common Stock Issued under Stock Plans and Related Tax Benefits (908,502 shares)	32,028	6	11,449	—	803	(1,082)	20,852
Treasury Stock Purchased (3,527,779 shares)	(155,984)	—	—	—	—	—	(155,984)
Cash Dividends Paid	(32,222)	—	—	—	(32,222)	—	—
Balance at June 30, 2004	$699,438	$813	$403,150	$(27,258)	$1,251,689	$(9,391)	$(919,565)

Balance at December 31, 2002	$1,015,759	$806	$372,192	$11,659	$1,115,910	$(1,424)	$(483,384)
Comprehensive Income:
Net Income	59,835	—	—	—	59,835	—	—	$59,835
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	753	—	—	753	—	—	—	753
Total Comprehensive Income								$60,588

Common Stock Issued under Stock Plans and Related Tax Benefits (992,802 shares)	21,785	1	14,373	—	(1,190)	(6,744)	15,345
Treasury Stock Purchased (5,107,779 shares)	(162,190)	—	—	—	—	—	(162,190)
Cash Dividends Paid	(22,932)	—	—	—	(22,932)	—	—
Balance at June 30, 2003	$913,010	$807	$386,565	$12,412	$1,151,623	$(8,168)	$(630,229)

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2004	2003

Operating Activities
Net Income	$84,031	$59,835
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Provision for Loan and Lease Losses	(3,500)	—
Depreciation and Amortization	10,523	17,344
Amortization of Deferred Loan and Lease Fees	(1,248)	(3,759)
Amortization and Accretion of Investment Securities	6,830	19,282
Deferred Stock Grants	2,444	3,382
Deferred Income Taxes	8,296	7,672
Net (Gain) Loss on Investment Securities	37	(1,170)
Proceeds From Sales of Loans Held for Sale	250,449	372,187
Originations of Loans Held for Sale	(250,803)	(403,961)
Net Change in Other Assets and Liabilities	11,323	2,824
Net Cash Provided by Operating Activities	118,382	73,636

Investing Activities
Proceeds from Redemptions of Investment Securities Held to Maturity	117,212	109,183
Purchases of Investment Securities Held to Maturity	(70,238)	(428,287)
Proceeds from Sales and Redemptions of Investment Securities Available for Sale	347,709	1,004,004
Purchases of Investment Securities Available for Sale	(671,520)	(874,254)
Net Increase in Loans and Leases	(29,567)	(113,986)
Premises and Equipment, Net	354	(5,917)
Net Cash Used by Investing Activities	(306,050)	(309,257)

Financing Activities
Net Increase in Demand Deposits	113,529	113,694
Net Increase in Savings Deposits	142,729	219,388
Net Decrease in Time Deposits	(119,749)	(112,394)
Proceeds from Long-Term Debt	—	50,000
Repayments of Long-Term Debt	(26,468)	(107,250)
Net Increase (Decrease) in Short-Term Borrowings	243,389	(21,628)
Proceeds from Issuance of Common Stock	23,380	15,023
Repurchase of Common Stock	(155,984)	(162,190)
Cash Dividends	(32,222)	(22,932)
Net Cash Provided (Used) by Financing Activities	188,604	(28,289)
Increase (Decrease) in Cash and Cash Equivalents	936	(263,910)
Cash and Cash Equivalents at Beginning of Period	518,230	1,119,330
Cash and Cash Equivalents at End of Period	$519,166	$855,420

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

Certain prior period amounts have been reclassified to conform to current period classifications.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K.  Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.  Generally, stock-based employee compensation expense associated with stock options is not reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation:

		Six Months Ended June 30,
(dollars in thousands except per share and option data)		2004	2003
Net Income, as Reported		$84,031	$59,835
Add:	Stock-Based Employee Compensation Expense Associated with Stock Options Included in Reported Net Income, Net of Related Tax Effects	—	326
Less:	Total Stock-Based Employee Compensation Expense Associated with Stock Options Determined Under Fair Value Method for all Option Awards, Net of Related Tax Effects	(2,867)	(5,691)
Pro Forma Net Income [1]		$81,164	$54,470

Earnings Per Share:
Basic-as reported		$1.57	$0.99
Basic-pro forma [1]		$1.52	$0.90
Diluted-as reported		$1.48	$0.95
Diluted-pro forma [1]		$1.43	$0.87

Weighted Average Fair Value of Options Granted During the Year[1]		—	$8.58
Assumptions:
Average Risk Free Interest Rate		—	3.85%
Average Expected Volatility		—	31.94%
Expected Dividend Yield		—	3.07%
Expected Life		—	6.6 years

1                    A Black-Scholes option pricing model was used to determine the fair value of the options granted.

Note 2.                                                          Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

Note 3.                                                          Pension Plans and Postretirement Benefits

Components of net periodic benefit cost for the aggregated pension plans and the postretirement benefits are presented in the following table.

	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service Cost	$—	$—	$494	$620
Interest Cost	2,183	2,136	886	1,028
Expected Return on Plan Assets	(2,364)	(2,324)	—	—
Amortization of Unrecognized Net Transition Obligation	—	—	294	326
Actuarial (Gain) Loss	656	455	(312)	(132)
Total Components of Net Periodic Benefit Cost	$475	$267	$1,362	$1,842

There were no significant changes from the previously reported $1.8 million in contributions expected to be paid during 2004.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted on December 8, 2003.  The Act expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006.  In May 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”), that provides accounting guidance for the effects of the Act regarding prescription drug benefits under Medicare for sponsors of retiree health care benefit plans.  The Company evaluated the impact of the Act in conjunction with the guidance provided in FSP 106-2 and it is not expected that the Medicare changes will have an effect on the Company’s postretirement benefit obligations.

Note 4.                                                          Information Technology Systems Replacement Project

In July 2002, the Company entered into contracts with Metavante Corporation to provide for technology services, including professional services to convert existing systems to Metavante systems.  The conversion was completed in the third quarter of 2003 and the final payments were made in the second quarter of 2004.  The following summarizes the change in the liability balance during the six months ended June 30, 2004:

(dollars in thousands)	Professional Fees	Employee Termination Benefits	Other Associated Costs [1]	Total
Liability Balance at December 31, 2003	$1,002	$471	$513	$1,986
Payments	(605)	(421)	—	(1,026)
Adjustments	(51)	—	51	—
Liability Balance at March 31, 2004	346	50	564	960

Payments	(346)	(50)	(564)	(960)
Liability Balance at June 30, 2004	$—	$—	$—	$—

1 Includes contract termination, equipment, excise tax and other costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report, including the Earnings Outlook herein, contains forward-looking statements concerning, among other things, the economic environment in the Company’s service area, the expected level of loan loss provisioning, and anticipated net income, dividends, revenues and expenses during 2004 and beyond.  The Company’s forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected for a variety of reasons, including, but not limited to: 1) unanticipated changes in business and economic conditions, the competitive environment, fiscal and monetary policies, or legislation in Hawaii and the other markets the Company serves; 2) changes in the Company’s credit quality or risk profile which may increase or decrease the required level of allowance for loan and lease losses; 3) changes in market interest rates that may affect the Company’s credit markets and ability to maintain its net interest margin; 4) changes to the amount and timing of the Company’s proposed equity repurchases and repayment of maturing debt; 5) inability to achieve expected benefits of the Company’s business process changes due to adverse changes in implementation processes or costs, operational savings, or timing; 6) real or threatened acts of war or terrorist activity affecting business conditions; and 7) adverse weather and other natural conditions impacting the Company and its customers’ operations.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements.  The Company does not undertake any obligation to update forward-looking statements to reflect later events or circumstances.

OVERVIEW

In January 2004, the Company announced its 2004-2006 plan (the “Plan”), which continues to build on the objective of maximizing shareholder value over time that was established in the previous three-year strategic plan.

There are five key elements of the Plan: 1) accelerate revenue growth in our island markets; 2) better integrate our business segments; 3) continue to develop our management teams; 4) improve operating efficiency; and 5) maintain a culture of dependable risk and capital management.  The Company plans to accelerate growth by improving customer service levels and developing a more proactive, integrated sales culture across the Company.  In order to better integrate the Company’s three primary business segments - Retail Banking, Commercial Banking and Investment Services Group - each segment plans to work more closely with the others to improve the breadth of customer relationships.  In continuing to develop the management team, the Company plans to assess leadership talent, build leadership capabilities and continue the development of a comprehensive succession plan. To improve efficiency, the Company plans to identify opportunities and implement changes that lower costs without negatively impacting customer service. In maintaining a discipline of dependable risk and capital management, the Company seeks to optimally balance risk, liquidity and capital.  Risk will be managed in accordance with established tolerance levels while supporting business units in making value-adding risk/return decisions.

The Company utilizes various financial measures to evaluate its performance and against the objectives of the Plan.  These measures include diluted earnings per share, return on average assets, return on average equity, efficiency ratio and operating leverage, which is defined as the impact of relative changes in revenues and expenses on operating income.  Management also uses net income after capital charge as a key measure of the value the Company is creating for its shareholders.  In managing risk, the Company looks at credit quality measures such as the ratio of the allowance for loan and lease losses to loans and leases outstanding, the ratio of net loan charge-offs to average loans outstanding and the ratio of non-performing assets to total loans and foreclosed real estate.

In the second quarter of 2004, the Company’s diluted earnings per share were $0.79, an increase of $0.10 or 14% from diluted earnings per share of $0.69 reported in the first quarter of 2004, and an increase of $0.31 or 65% from diluted earnings per share of $0.48 in the second quarter of 2003.  Net income for the second quarter of 2004 was $44.2 million, an increase of $4.4 million or 11% from net income of $39.8 million in the previous quarter and an increase of $14.2 million or 47% from net income of $30.0 million reported in the same prior year quarter.

For the six months ended June 30, 2004, net income was $84.0 million, an increase of $24.2 million from the same prior year period.  Diluted earnings per share were $1.48 for the first half of 2004, an increase of 56% from diluted earnings per share of $0.95 for the first half of 2003.  The year-to-date return on average assets was 1.73%, an increase from 1.29% from the same period in 2003.  The year-to-date return on average equity was 22.03%, an increase from 12.67% from the same period in 2003.  Net income after capital charge was $31.6 million, compared to ($0.1) million for the first six months of 2003.  For additional information, refer to the section on “Business Segments.”

Factors that had an impact on the comparability of year-over-year results include the effect of the Company’s ongoing stock repurchase program, non-core transactions in the second quarter of 2004 that impacted both non-interest income and non-interest expense and the negative provision for loan and lease losses. Non-core transactions in the second quarter of 2004 included non-interest income of $3.2 million from a leasing partnership distribution that was dissolved and a $2.5 million gain realized on the sale of a parcel of land. Also included was non-interest expense of $2.2 million for a legal accrual, which was primarily for the settlement of litigation, and a $1.0 million discretionary contribution to the Bank of Hawaii Charitable Foundation.  In addition, results for the second quarter of 2003 were significantly affected by the costs associated with the systems replacement project.  These items are further discussed in the section on “Analysis of Statement of Income.”

Management believes operating leverage and the efficiency ratio measures are more meaningful when the second quarter 2004 non-core transactions and the systems replacement costs incurred in 2003 are excluded.  Excluding the aforementioned items, operating leverage for the first six months of 2004 was 14% and the efficiency ratio for the second quarter of 2004 was 57% compared to 60% in second quarter 2003.

Table 1 presents the Company’s financial highlights and performance ratios for the three and six months ended June 30, 2004 and 2003.

Highlights (Unaudited)	Table 1

(dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
Earnings Highlights and Performance Ratios	2004	2003	2004	2003
Net Income	$44,232	$30,034	$84,031	$59,835
Basic Earnings Per Share	0.84	0.50	1.57	0.99
Diluted Earnings Per Share	0.79	0.48	1.48	0.95
Cash Dividends	15,804	11,370	32,222	22,932
Net Income to Average Total Assets (ROA)	1.80%	1.27%	1.73%	1.29%
Net Income to Average Shareholders’ Equity (ROE)	24.28%	12.93%	22.03%	12.67%
Net Interest Margin	4.17%	4.12%	4.23%	4.21%
Efficiency Ratio [1]	56.49%	67.55%	56.89%	67.01%
Efficiency Ratio excluding System Replacement Costs	56.49%	60.39%	56.89%	60.68%

		June 30,
Statement of Condition Highlights and Performance Ratios		2004	2003
Total Assets		$9,688,769	$9,550,934
Net Loans		5,662,410	5,333,896
Total Deposits		7,469,288	7,140,849
Total Shareholders’ Equity		699,438	913,010

Book Value Per Common Share		$13.34	$15.50
Allowance / Loans and Leases Outstanding		2.16%	2.52%
Average Equity / Average Assets		7.84%	10.16%
Employees (FTE)		2,683	2,879
Branches and offices		89	91

Market Price Per Share of Common Stock for the Quarter Ended:
	Closing	$45.22	$33.15
	High	$46.84	$35.90
	Low	$40.97	$30.75

1 The efficiency ratio is defined as non-interest expense divided by total revenue (net interest income and non-interest income).

ANALYSIS OF STATEMENT OF INCOME

Net Interest Income

Net interest income on a taxable equivalent basis for the three and six month periods ended June 30, 2004 increased from the comparable periods in 2003 by $5.4 million and $10.4 million, respectively, or 6% for both periods.  The increase in net interest income from the prior year was primarily a result of a decrease in interest expense due to lower average interest rates paid on deposits, particularly time deposits, short-term borrowings and long-term debt.  The decrease in interest expense was partially offset by a decline in interest income, largely due to lower interest earned on residential mortgage loans, which declined approximately 14% and 13%, respectively, for the three and six months ended June 30, 2004, from the same periods in 2003.

Average earning assets in the first six months of 2004 increased $427.3 million or 5% from the same period in 2003 primarily due to a $267.8 million increase in average loans outstanding (primarily consumer loans) and a $227.2 million increase in the investment securities portfolio.  In the first six months of 2004, average interest-bearing liabilities increased $324.3 million or 5% from 2003, largely due to an increase in interest-bearing deposits and securities repurchase agreements.

The net interest margin was 4.17% for the three months ended June 30, 2004, a five basis point increase from the comparable period in 2003.  The net interest margin increased two basis points in the first six months of 2004 compared to the same prior year period.  The improvement in margin for both periods of 2004 was primarily attributable to lower average rates paid on interest-bearing liabilities which lowered the Company’s cost of funds.  The lower average rate paid on interest-bearing liabilities was partially offset by the decline in average yield on earning assets, primarily loans.

Average balances, related income and expenses, and resulting yields and rates are presented in Table 2.  An analysis of change in net interest income is presented in Table 3.

Consolidated Average Balances and Interest Rates - Taxable Equivalent Basis (Unaudited)	Table 2

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003			Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Interest-Bearing Deposits	$408.8	$1.6	1.62%	$212.4	$1.2	2.19%	$329.2	$2.8	1.76%	$233.0	$2.5	2.14%
Funds Sold	71.3	0.2	0.99	267.3	0.9	1.23	120.1	0.6	0.99	259.0	1.6	1.22
Investment Securities
Held to Maturity	709.8	6.8	3.80	324.8	3.1	3.85	714.8	13.8	3.85	263.7	5.4	4.14
Available for Sale	2,148.9	21.7	4.05	2,316.9	19.8	3.42	2,068.7	42.5	4.12	2,292.6	42.3	3.69
Loans Held for Sale	20.7	0.3	5.54	81.6	1.1	5.43	18.1	0.5	5.45	46.0	1.2	5.38
Loans and Leases
Commercial and Industrial	828.0	10.2	4.97	834.6	10.0	4.81	836.2	20.3	4.89	860.4	20.5	4.81
Construction	100.4	0.9	3.80	83.0	0.9	4.50	100.4	2.0	4.05	99.1	2.4	4.83
Commercial Mortgage	638.9	8.6	5.39	682.5	10.1	5.93	636.5	17.2	5.42	640.5	19.2	6.03
Residential Mortgage	2,281.8	32.2	5.65	2,295.1	37.3	6.50	2,299.6	65.5	5.70	2,272.1	75.0	6.60
Installment	700.4	14.5	8.34	535.6	13.6	10.18	675.7	28.8	8.58	518.8	26.4	10.27
Home Equity	534.6	6.1	4.63	442.7	5.6	5.06	511.9	11.9	4.68	438.6	11.2	5.17
Purchased Home Equity	178.8	1.9	4.16	162.3	2.0	4.96	191.8	4.6	4.70	171.2	4.6	5.39
Lease Financing	510.1	5.6	4.38	482.6	5.3	4.42	505.5	11.0	4.35	489.1	11.2	4.62
Total Loans and Leases	5,773.0	80.0	5.56	5,518.4	84.8	6.16	5,757.6	161.3	5.62	5,489.8	170.5	6.24
Other	78.1	0.9	4.45	75.3	1.0	5.41	77.8	1.8	4.45	74.9	2.2	5.93
Total Earning Assets	9,210.6	111.5	4.86	8,796.7	111.9	5.09	9,086.3	223.3	4.93	8,659.0	225.7	5.23
Cash and Non-Interest-Bearing Deposits	306.3			325.6			316.9			328.6
Other Assets	376.4			385.9			382.4			388.7
Total Assets	$9,893.3			$9,508.2			$9,785.6			$9,376.3

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,390.2	0.6	0.17	$1,169.4	0.7	0.25	$1,380.1	1.1	0.16	$1,160.7	1.5	0.25
Savings	2,911.5	3.1	0.43	2,744.1	4.5	0.65	2,891.6	6.4	0.44	2,676.5	9.0	0.68
Time	1,129.5	4.9	1.74	1,427.1	8.2	2.28	1,159.1	10.3	1.79	1,449.4	17.2	2.40
Total Interest-Bearing Deposits	5,431.2	8.6	0.63	5,340.6	13.4	1.00	5,430.8	17.8	0.66	5,286.6	27.7	1.06
Short-Term Borrowings	1,082.5	2.7	1.02	810.2	2.6	1.30	972.4	4.9	1.02	730.5	5.1	1.41
Long-Term Debt	317.3	4.3	5.48	371.5	5.4	5.84	319.1	8.6	5.46	380.9	11.3	5.94
Total Interest-Bearing Liabilities	6,831.0	15.6	0.92	6,522.3	21.4	1.31	6,722.3	31.3	0.94	6,398.0	44.1	1.39
Net Interest Income		$95.9			$90.5			$192.0			$181.6
Interest Rate Spread			3.94%			3.78%			3.99%			3.84%
Net Interest Margin			4.17%			4.12%			4.23%			4.21%
Non-Interest-Bearing Demand Deposits	1,940.2			1,695.3			1,914.8			1,666.2
Other Liabilities	389.4			358.7			381.5			359.7
Shareholders’ Equity	732.7			931.9			767.0			952.4
Total Liabilities and Shareholders’ Equity	$9,893.3			$9,508.2			$9,785.6			$9,376.3

Analysis of Change in Net Interest Income - Taxable Equivalent Basis (Unaudited)	Table 3

	Six Months Ended June 30, 2004 Compared to June 30, 2003
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Interest-Bearing Deposits	$0.9	$(0.6)	$0.3
Funds Sold	(0.7)	(0.3)	(1.0)
Investment Securities
Held to Maturity	8.8	(0.4)	8.4
Available for Sale	(4.4)	4.6	0.2
Loans Held for Sale	(0.7)	—	(0.7)
Loans and Leases
Commercial and Industrial	(0.6)	0.4	(0.2)
Construction	—	(0.4)	(0.4)
Commercial Mortgage	(0.1)	(1.9)	(2.0)
Residential Mortgage	0.8	(10.3)	(9.5)
Installment	7.2	(4.8)	2.4
Home Equity	1.8	(1.1)	0.7
Purchased Home Equity	0.6	(0.6)	—
Lease Financing	0.4	(0.6)	(0.2)
Total Loans and Leases	10.1	(19.3)	(9.2)
Other	0.1	(0.5)	(0.4)
Total Change in Interest Income	14.1	(16.5)	(2.4)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.2	(0.6)	(0.4)
Savings	0.7	(3.3)	(2.6)
Time	(3.0)	(3.9)	(6.9)
Total Interest-Bearing Deposits	(2.1)	(7.8)	(9.9)
Short-Term Borrowings	7.4	(7.6)	(0.2)
Long-Term Debt	(1.7)	(1.0)	(2.7)
Total Change in Interest Expense	3.6	(16.4)	(12.8)

Change in Net Interest Income	$10.5	$(0.1)	$10.4

1                    The changes for each category of interest income and expense are divided between the portion of changes attributable to the variance in volume or rate for that category

Provision for Loan and Lease Losses

A negative Provision for Loan and Lease Losses (“Provision”) of $3.5 million was recorded for the three months ended June 30, 2004 as a result of improvement in credit quality and ongoing assessments of economic conditions and risk.  The combination of the negative Provision and the net recoveries resulted in a reduction in the Allowance for Loan and Lease Losses (“Allowance”) of $2.3 million in the second quarter of 2004.  No Provision was recorded in the previous seven quarters.  For further information on Credit Quality, refer to the section entitled “Corporate Risk Profile.”

Non-Interest Income

Non-interest income increased $4.1 million or 8% and $8.2 million or 9% for the three and six months ended June 30, 2004, respectively, from the comparable periods in 2003.

Trust and asset management income increased $0.5 million and $1.1 million, respectively, for the three and six months ended June 30, 2004, or 4% for both periods compared to the same periods in 2003.  The increase in fee income was due to an improvement in market conditions resulting in an increase in the average market value of assets under management.

Mortgage banking income is sensitive to the interest rate environment and to conditions in the real estate market.  Mortgage banking income decreased $3.3 million or 54% and $1.6 million or 25% in the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003.  The declines primarily resulted from lower gains on the sale of mortgage loans in 2004, which were attributable to lower loan production in 2004 than in 2003.   Partially offsetting the lower gains was a reduction in the amortization of mortgage servicing rights due to a decrease in loan prepayments in 2004.

Service charges on deposit accounts increased $0.9 million or 10% and $1.9 million or 11% in the three and six months ended June 30, 2004, respectively, compared to the same prior year periods.  The increase was largely due to higher account analysis fees resulting from lower offsetting earnings credits.  Overdraft fees also increased in 2004 in part due to the increase in the number of transactional deposit accounts.

Other non-interest income increased $5.6 million or 87% and $6.1 million or 50% in the three and six months ended June 30, 2004, respectively, over the same periods of 2003.  The second quarter increase was primarily due to a $3.2 million distribution from a leasing partnership investment that was dissolved and a $2.5 million gain realized on the sale of a parcel of land.  Also contributing to the year-to-date change from 2003 was a $0.7 million gain realized in the first quarter of 2004 related to the sale of the corporate trust business.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2004 declined $10.3 million or 11% compared to the same period in 2003.  For the first six months of 2004, non-interest expense declined $17.4 million or 9% compared to the same 2003 period.  Included in non-interest expense in 2003 were systems replacement costs of $10.1 million and $17.5 million for the three and six months ended June 30, 2003, respectively.  Excluding systems replacement costs, non-interest expense in 2004 remained flat compared to the same prior year periods.  Refer to Note 4 to the Consolidated Financial Statements for additional information on the systems replacement project.

Salaries and benefits expense decreased $1.5 million for the first six months of 2004 compared to the comparable period in 2003.  Base salaries decreased $3.2 million or 5% from 2003 largely due to a 7% decrease in the number of employees.  Also contributing to the decline were reductions in commission expense due to reduced mortgage loan originations and lower separation expense.  Partially offsetting the decrease was expense for restricted stock units awarded in the second half of 2003 and in April 2004.

Table 4 presents the components of salaries and benefits expense for the three and six months ended June 30, 2004 and 2003.

Salaries and Benefits (Unaudited)	Table 4

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2004	2003	2004	2003

Salaries	$27,904	$29,783	$55,108	$58,297
Incentive Compensation	3,260	2,993	7,076	6,584
Stock Based Compensation	3,233	2,206	6,129	3,324
Commission Expense	2,284	2,925	3,911	5,412
Retirement and Other Benefits	4,214	4,091	8,571	8,542
Payroll Taxes	3,103	2,708	6,533	6,157
Medical, Dental, and Life Insurance	2,136	1,679	4,240	3,749
Separation Expense	555	1,326	1,122	2,075
Total Salaries and Benefits	$46,689	$47,711	$92,690	$94,140

Net equipment expense declined $3.4 million or 37% and $7.2 million or 38% in the three and six months ended June 30, 2004 compared to the same periods in 2003.  The decrease was mainly due to reduced depreciation expense and software license fees resulting from expense savings from the systems replacement project.

Other non-interest expense increased $4.4 million or 23% and $9.0 million or 25% in the three and six months ended June 30, 2004 compared to the same periods in 2003.  This increase was partially due to the cost of technology services, which were outsourced as a result of the systems replacement project.  During the second quarter of 2004, a $1.0 million discretionary contribution was made to the Bank of Hawaii Charitable Foundation and a legal accrual of $2.2 million was recorded, largely related to the settlement of a lawsuit.  In addition, for the first six months of 2004, expenses were incurred for professional services relating to the Company’s mutual funds.

BALANCE SHEET ANALYSIS

Short-Term Earning Assets

Short-term earning assets, consisting of interest-bearing deposits and funds sold, totaled $179.7 million at June 30, 2004, compared to $154.7 million at December 31, 2003 and $557.6 million at June 30, 2003.  The decline from June 30, 2003 was mainly due to the use of funds to repurchase the Company’s stock and reduce debt.

Investment Securities

Investment securities increased 9% from December 31, 2003 due to increased liquidity.  At June 30, 2004 and December 31, 2003 investment securities with a book value of $1.5 billion and $1.4 billion, respectively, were pledged to secure deposits of public (government) entities and repurchase agreements.

Changes in interest rates influence the fair market values of certain investment securities, including mortgage-backed securities, which can result in temporary gross unrealized losses.  The gross unrealized losses on temporarily impaired investment securities that had been impaired for less than 12 months as of June 30, 2004 totaled $51.4 million, or 2% of the total investment securities book value, compared to $16.6 million at December 31, 2003.  The increase was primarily related to mortgage-backed securities, which were impacted by an increase in interest rates from December 31, 2003.  The Company has both the intent and ability to hold the securities for the time necessary to recover the amortized cost.  As of June 30, 2004, no investment security had been impaired for more than 12 months.

Table 5 presents the detail of the investment securities portfolio at June 30, 2004 and December 31, 2003.

Investment Securities (Unaudited)	Table 5

(dollars in thousands)	Amortized Cost	Fair Value
At June 30, 2004
Securities Held to Maturity:
Debt Securities Issued by the U.S. Treasury and Agencies	$15,018	$15,010
Debt Securities Issued by States and Municipalities	130	138
Mortgage-Backed Securities	664,234	648,386
Total	$679,382	$663,534
Securities Available for Sale:
Equity Securities	$3	$3
Debt Securities Issued by the U.S. Treasury and Agencies	61,091	62,144
Debt Securities Issued by States and Municipalities	6,733	6,849
Mortgage-Backed Securities	1,915,649	1,899,171
Other Debt Securities	308,635	307,105
Total	$2,292,111	$2,275,272
At December 31, 2003
Securities Held to Maturity:
Debt Securities Issued by the U.S. Treasury and Agencies	$22,021	$22,018
Debt Securities Issued by States and Municipalities	130	142
Mortgage-Backed Securities	705,082	698,539
Total	$727,233	$720,699
Securities Available for Sale:
Equity Securities	$261	$261
Debt Securities Issued by the U.S. Treasury and Agencies	59,339	60,990
Debt Securities Issued by States and Municipalities	5,957	6,220
Mortgage-Backed Securities	1,790,692	1,805,273
Other Debt Securities	118,040	118,372
Total	$1,974,289	$1,991,116

Loans Held for Sale

Loans held for sale, consisting of residential mortgage loans, totaled $9.6 million at June 30, 2004, $9.2 million at December 31, 2003, and $71.9 million at June 30, 2003.  The decrease from June 30, 2003 was a result of higher mortgage loan sales activity.

Loans and Leases

As of June 30, 2004, loans and leases outstanding were $5.8 billion, comparable to December 31, 2003 and an increase of $72.3 million from March 31, 2004 and $315.4 million from June 30, 2003.  Continued growth has occurred in the consumer loan portfolios.  During the second quarter of 2004, commercial loan originations increased 7% from the first quarter of 2004, however higher repayments more than offset the increase.  Table 6 presents the composition of the loan portfolio by major loan categories and Table 7 presents the composition of consumer loans by geographic area.

Loan Portfolio Balances (Unaudited)	Table 6

(dollars in thousands)	June 30, 2004	March 31, 2004	December 31, 2003	June 30, 2003
Domestic Loans
Commercial
Commercial and Industrial	$776,815	$793,293	$816,246	$808,503
Commercial Mortgage	643,382	650,566	639,354	689,759
Construction	98,916	91,002	101,321	83,583
Lease Financing	447,673	442,590	435,934	416,920
Total Commercial	1,966,786	1,977,451	1,992,855	1,998,765
Consumer
Residential Mortgage	2,257,624	2,254,654	2,320,410	2,222,003
Home Equity	559,225	510,378	467,019	450,273
Purchased Home Equity	162,730	191,066	212,514	145,588
Other Consumer	721,386	671,893	658,831	554,795
Lease Financing	34,676	34,816	35,320	33,972
Total Consumer	3,735,641	3,662,807	3,694,094	3,406,631
Total Domestic Loans	5,702,427	5,640,258	5,686,949	5,405,396
Foreign Loans	84,887	74,738	70,226	66,474
Total Loans and Leases	$5,787,314	$5,714,996	$5,757,175	$5,471,870

Consumer Loans by Geographic Area (Unaudited)	Table 7

(dollars in thousands)	June 30, 2004	March 31, 2004	December 31, 2003 [1]	June 30, 2003 [1]
Hawaii
Residential Mortgage	$2,042,079	$2,042,032	$2,106,456	$2,019,280
Home Equity	551,099	502,261	458,425	441,167
Other Consumer	589,671	557,234	550,411	466,101

Guam
Residential Mortgage	209,972	207,174	208,339	197,577
Home Equity	8,067	8,117	8,594	9,106
Other Consumer	87,963	75,675	68,999	52,615

U.S. Mainland
Purchased Home Equity	162,730	191,066	212,514	145,588

Other Pacific Islands
Residential Mortgage	5,573	5,448	5,615	5,146
Home Equity	59	—	—	—
Other Consumer	78,428	73,800	74,741	70,051

Total Consumer Loans	$3,735,641	$3,662,807	$3,694,094	$3,406,631

1 Certain 2003 information has been reclassified to conform to 2004 presentation.

Mortgage Servicing Rights

As of June 30, 2004, the Company’s portfolio of residential loans serviced for third parties totaled $2.7 billion, a decrease of $0.2 billion and $0.6 billion from December 31, 2003 and June 30, 2003, respectively.  The carrying value of mortgage servicing rights was $20.8 million at June 30, 2004, a decrease of $1.4 million and $4.0 million from December 31, 2003 and June 30, 2003, respectively.  Although mortgage prepayments have slowed from 2003, the decline in carrying value of mortgage servicing rights continued to be attributable to higher mortgage prepayments reflective of the low interest rate environment.  Recent prepayment speeds for Hawaii mortgages continued to approximate national averages.

Deposits

As of June 30, 2004, deposits totaled $7.5 billion, a $136.5 million increase from December 31, 2003 and a $328.4 million increase from June 30, 2003.  The Company’s deposit growth continued to be primarily in demand and savings deposits, while higher cost time deposits have been reduced.

The average time deposits of $100,000 or more is presented in Table 8.

Average Time Deposits of $100,000 or More (Unaudited)	Table 8

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2004	December 31, 2003	June 30, 2003	June 30, 2004	June 30, 2003
Average Time Deposits	$570,738	$633,602	$727,953	$589,100	$739,640

Borrowings

Short-term borrowings, including securities sold under agreements to repurchase, funds purchased and other short-term borrowings, totaled $0.8 billion at June 30, 2004 and 2003, compared to $0.6 billion at December 31, 2003.  The increase in short-term borrowings from December 31, 2003 was due to higher placements received from public (government) entities in the form of securities sold under agreements to repurchase.  For additional information, refer to the section on “Corporate Risk Profile – Liquidity Management.”

Shareholders’ Equity

The Company’s capital position remains strong.  The 12% net reduction in capital from December 31, 2003 to June 30, 2004 is attributable to the Company’s common stock repurchase program and dividends offset by earnings for the first six months of 2004.  A further discussion of the Company’s capital is included in the “Corporate Risk Profile – Capital Management” section of this report.

Guarantees

The Company’s standby letters of credit totaled $115.6 million at June 30, 2004.

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

The financial results for the three and six months ended June 30, 2004 and 2003 are discussed below and are presented in Table 9a and Table 9b, respectively.

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

The NIACC and RAROC for the Retail Banking segment decreased for the three and six months ended June 30, 2004 as compared to the same periods in 2003.  The segment experienced lower net interest income, non-interest income and a higher economic provision.  The decrease in net interest income was primarily due to the decrease in the earnings credit from funds transfer pricing on the segment’s deposit account balances, reflective of lower interest rates.  The lower non-interest income was primarily a result of reduced mortgage banking income, partially offset by higher service charges on deposit accounts.  The increase in the economic provision was primarily due to seasoning in the segment’s automobile and installment loan portfolios.  The decrease in non-interest expense was mainly due to lower net equipment expense and no systems replacement cost.

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

The improvement in the segment’s financial measures for the three months and six months ended June 30, 2004 compared to the same periods in 2003 was a result of an increase in non-interest income, partially offset by lower net interest income and a decrease in non-interest expense.  The increase in non-interest income was primarily due to higher account analysis fees resulting from lower offsetting earnings credit and from a leasing partnership investment distribution in the quarter ended June 30, 2004.  The decrease in net interest income was primarily due to the decrease in the earnings credit from funds transfer pricing on the segment’s deposit account balances reflective of lower interest rates. The decline in non-interest expense was primarily due to lower allocated expenses.

Investment Services Group

The Investment Services Group includes private banking, trust services, asset management, and institutional investment advice.  A significant portion of this segment’s income is derived from fees, which are generally based on the market values of assets under management.  The private banking and personal trust group assist individuals and families in building and preserving their wealth by providing investment, credit and trust expertise to high-net-worth individuals.  The asset management group manages portfolios and creates investment products.  Institutional sales and service offers investment advice to corporations, government entities and foundations.

The segment’s key financial measures remained relatively unchanged for the three months ended June 30, 2004 compared to the same period in 2003.  Net interest income increased primarily due to higher deposit and loan balances, and non-interest income increased as a result of an increase in trust and asset management fee income due to an improvement in market conditions.  These positive trends were offset by increases in both direct and allocated non-interest expense.  The increase in direct non-interest expense was due to increased professional fees, partially offset by no systems replacement costs.

The segment’s financial measures remained flat for the six months ended June 30, 2004 compared to the same period in 2003.  The increase in non-interest income was attributable to a combination of an increase in trust and asset management fee income due to an improvement in market conditions and an increase in other income due to the sale of the corporate trust business in first quarter 2004.  The increase in non-interest expense was primarily due to increased professional fees, partially offset by no systems replacement costs.

Treasury and Other Corporate

The primary income earning component of this segment is Treasury, which consists of corporate asset and liability management activities, including interest rate risk management and foreign exchange business.  This segment’s assets and liabilities (and related net interest income) consist of interest-bearing deposits, investment securities, federal funds sold and purchased, government deposits and short and long-term borrowings.  The primary source of foreign exchange income relates to customer driven currency requests from merchants and island visitors.  The net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with eliminations of inter-company transactions.

This segment also includes divisions that provide a wide-range of support (Technology, Operations, Human Resources, Finance, Credit and Risk Management and Corporate and Regulatory Administration) to the other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.  Results for this segment in 2003 include the systems replacement costs that were not incurred by or allocated to the Retail, Commercial and Investment Services Group segments.

The improvement in the segment’s key financial measures for the three months and six months ended June 30, 2004, compared to the same periods in 2003, were primarily due to an increase in net interest income and non-interest income and no systems replacement costs.  The increase in net interest income was due to the impact of the lower cost of funding deposits by the Treasury unit.  The increase in non-interest income was due to a gain realized in the second quarter of 2004 from the sale of a parcel of land.  This segment’s NIACC was also favorably impacted by a lower capital charge due to the reduction of the Company’s excess capital as a result of the continuing share repurchase activity.

Business Segment Selected Financial Information (Unaudited)	Table 9a

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services Group	Treasury and Other Corporate	Consolidated Total

Three Months Ended June 30, 2004
Net Interest Income	$49,568	$33,607	$2,844	$9,830	$95,849
Provision for Loan and Lease Losses	2,587	2,730	(1)	(8,816)	(3,500)
Net Interest Income After Provision for Loan and Lease Losses	46,981	30,877	2,845	18,646	99,349
Non-Interest Income	24,388	12,188	12,938	5,334	54,848
	71,369	43,065	15,783	23,980	154,197
Non-Interest Expense	(44,560)	(23,009)	(13,145)	(4,411)	(85,125)
Income Before Income Taxes	26,809	20,056	2,638	19,569	69,072
Provision for Income Taxes	(9,919)	(7,421)	(976)	(6,524)	(24,840)
Allocated Net Income	16,890	12,635	1,662	13,045	44,232
Allowance Funding Value	(148)	(688)	(6)	842	—
GAAP Provision	2,587	2,730	(1)	(8,816)	(3,500)
Economic Provision	(3,510)	(2,821)	(99)	(3)	(6,433)
Tax Effect of Adjustments	396	288	39	2,951	3,674
Income Before Capital Charge	16,215	12,144	1,595	8,019	37,973
Capital Charge	(5,485)	(5,134)	(1,302)	(8,231)	(20,152)
Net Income (Loss) After Capital Charge (NIACC)	$10,730	$7,010	$293	$(212)	$17,821

RAROC (ROE for the Company)	33%	26%	14%	28%	24%

Total Assets at June 30, 2004	$3,693,382	$2,331,968	$114,021	$3,549,398	$9,688,769

Three Months Ended June 30, 2003 [1]
Net Interest Income	$53,139	$34,394	$2,635	$317	$90,485
Provision for Loan and Lease Losses	1,321	1,022	—	(2,343)	—
Net Interest Income After Provision for Loan and Lease Losses	51,818	33,372	2,635	2,660	90,485
Non-Interest Income	26,613	8,302	12,355	3,469	50,739
	78,431	41,674	14,990	6,129	141,224
Information Technology Systems Replacement Project	(368)	—	(90)	(9,647)	(10,105)
Non-Interest Expense	(45,238)	(23,884)	(12,145)	(4,022)	(85,289)
Income (Loss) Before Income Taxes	32,825	17,790	2,755	(7,540)	45,830
Provision for Income Taxes	(12,145)	(6,465)	(1,019)	3,833	(15,796)
Allocated Net Income (Loss)	20,680	11,325	1,736	(3,707)	30,034
Allowance Funding Value	(161)	(1,100)	(7)	1,268	—
GAAP Provision	1,321	1,022	—	(2,343)	—
Economic Provision	(2,901)	(3,031)	(108)	(5)	(6,045)
Tax Effect of Adjustments	644	1,150	42	401	2,237
Income (Loss) Before Capital Charge	19,583	9,366	1,663	(4,386)	26,226
Capital Charge	(5,683)	(5,418)	(1,255)	(13,275)	(25,631)
Net Income (Loss) After Capital Charge (NIACC)	$13,900	$3,948	$408	$(17,661)	$595

RAROC (ROE for the Company)	38%	19%	15%	(12)%	13%

Total Assets at June 30, 2003	$3,487,565	$2,242,905	$97,414	$3,723,050	$9,550,934

1 Certain 2003 information has been reclassified to conform to 2004 presentation.

Business Segment Selected Financial Information (Unaudited)	Table 9b

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services Group	Treasury and Other Corporate	Consolidated Total

Six Months Ended June 30, 2004
Net Interest Income	$99,807	$67,671	$5,679	$18,723	$191,880
Provision for Loan and Lease Losses	5,334	2,477	48	(11,359)	(3,500)
Net Interest Income After Provision for Loan and Lease Losses	94,473	65,194	5,631	30,082	195,380
Non-Interest Income	45,403	22,660	27,338	8,289	103,690
	139,876	87,854	32,969	38,371	299,070
Non-Interest Expense	(87,777)	(46,247)	(26,082)	(8,041)	(168,147)
Income Before Income Taxes	52,099	41,607	6,887	30,330	130,923
Provision for Income Taxes	(19,277)	(15,376)	(2,548)	(9,691)	(46,892)
Allocated Net Income	32,822	26,231	4,339	20,639	84,031
Allowance Funding Value	(277)	(1,425)	(14)	1,716	—
GAAP Provision	5,334	2,477	48	(11,359)	(3,500)
Economic Provision	(6,906)	(5,598)	(193)	(5)	(12,702)
Tax Effect of Adjustments	684	1,682	59	3,570	5,995
Income Before Capital Charge	31,657	23,367	4,239	14,561	73,824
Capital Charge	(11,255)	(10,405)	(2,580)	(17,950)	(42,190)
Net Income (Loss) After Capital Charge (NIACC)	$20,402	$12,962	$1,659	$(3,389)	$31,634

RAROC (ROE for the Company)	31%	25%	18%	27%	22%

Total Assets at June 30, 2004	$3,693,382	$2,331,968	$114,021	$3,549,398	$9,688,769

Six Months Ended June 30, 2003 [1]
Net Interest Income	$105,331	$69,353	$5,955	$846	$181,485
Provision for Loan and Lease Losses	2,169	3,173	—	(5,342)	—
Net Interest Income After Provision for Loan and Lease Losses	103,162	66,180	5,955	6,188	181,485
Non-Interest Income	46,310	17,100	25,342	6,740	95,492
	149,472	83,280	31,297	12,928	276,977
Information Technology Systems Replacement Project	(950)	(23)	(334)	(16,215)	(17,522)
Non-Interest Expense	(88,878)	(47,308)	(24,374)	(7,512)	(168,072)
Income (Loss) Before Income Taxes	59,644	35,949	6,589	(10,799)	91,383
Provision for Income Taxes	(22,068)	(13,087)	(2,438)	6,045	(31,548)
Allocated Net Income (Loss)	37,576	22,862	4,151	(4,754)	59,835
Allowance Funding Value	(313)	(2,241)	(17)	2,571	—
GAAP Provision	2,169	3,173	—	(5,342)	—
Economic Provision	(5,609)	(6,094)	(236)	(10)	(11,949)
Tax Effect of Adjustments	1,389	1,910	93	1,029	4,421
Income (Loss) Before Capital Charge	35,212	19,610	3,991	(6,506)	52,307
Capital Charge	(11,255)	(10,865)	(2,523)	(27,740)	(52,383)
Net Income (Loss) After Capital Charge (NIACC)	$23,957	$8,745	$1,468	$(34,246)	$(76)

RAROC (ROE for the Company)	35%	20%	18%	(9)%	13%

Total Assets at June 30, 2003	$3,487,565	$2,242,905	$97,414	$3,723,050	$9,550,934

1 Certain 2003 information has been reclassified to conform to 2004 presentation.

FOREIGN OPERATIONS

The countries in which the Company maintains its largest exposure on a cross-border basis include Netherlands, United Kingdom and Australia.  Table 10 presents as of June 30, 2004, December 31, 2003 and June 30, 2003, a geographic distribution of the Company’s cross-border assets for selected countries.  The primary components of cross-border assets as of June 30, 2004 were investment securities and interest-bearing deposits of $296.5 million and $178.5 million, respectively.

Geographic Distribution of Cross-Border International Assets (Unaudited) [1]	Table 10

(dollars in thousands)

Country	June 30, 2004	December 31, 2003 [2]	June 30, 2003 [2]

Australia	$80,561	$36,283	$38,002
Netherlands	142,242	42,229	92,590
United Kingdom	110,095	110,460	135,969
All Others	245,422	162,037	172,534
Total Cross - Border International Assets	$578,320	$351,009	$439,095

1                    Cross-border outstandings are defined as foreign monetary assets that are payable to the Company in U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies.  Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments and other monetary assets.

2                    Certain 2003 information has been reclassified to conform to 2004 presentation.

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

The Company’s asset quality improved as evidenced by lower levels of internally criticized loans and non-performing assets.  The ratio of non-performing assets to total loans and foreclosed real estate was 0.37% at June 30, 2004, a decrease from 0.55% at December 31, 2003.  Net charge-offs were in a net recovery position of $1.2 million for the second quarter 2004.  Net charge-offs for the first six months of 2004 (annualized) as a percent of average loans outstanding were 0.02%, compared to 0.18% in the same prior year period.

The Company’s more favorable credit risk position relative to a year ago reflects the portfolio strategy which shifted to borrowers and industries believed to have a lower risk profile, reduced large borrower concentrations and an improving mainland economy.  In addition, ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits.

Overall risk in the portfolio of Hawaii-based loans has been improving, primarily due to a local economy that remains satisfactory with some positive trends in real economic measures.

Although the Company’s overall credit risk profile continued to improve, two components, air transportation and Guam, continued to carry higher risk characteristics than the overall portfolio.  Information about these components are included in Table 11.  The air transportation industry has a higher risk profile as some domestic carriers continue to struggle financially.  As of June 30, 2004, 10% of the Company’s total air transportation outstandings were internally classified, an improvement from 16% at December 31, 2003.

Selected Concentrations of Credit Exposure (Unaudited)	Table 11

		June 30, 2004		Dec. 31, 2003 [1]	June 30, 2003 [1]
(dollars in thousands)	Outstandings	Unused Commitments	Total Exposure	Total Exposure	Total Exposure

Air Transportation
United States Regional Passenger Carriers	$45,308	$13,183	$58,491	$59,231	$59,702
United States National Passenger Carriers	37,581	—	37,581	37,259	37,557
Passenger Carriers Based Outside United States	30,325	—	30,325	31,549	31,794
Cargo Carriers	14,122	—	14,122	14,405	14,739
Total Air Transportation	$127,336	$13,183	$140,519	$142,444	$143,792

Guam
Hotel	$15,614	$—	$15,614	$17,733	$42,806
Other Commercial	146,872	42,441	189,313	184,129	183,765
Consumer	306,002	12,075	318,077	288,831	265,851
Total Guam	$468,488	$54,516	$523,004	$490,693	$492,422

Syndicated Exposure	$265,908	$636,293	$902,201	$912,896	$930,118

Other Large Borrowers [2]	$62,734	$216,048	$278,782	$336,748	$372,924

Exposure includes loans, leveraged leases and operating leases.

1                    For three borrowers, reclassifications have occurred between Regional and National Carriers. Syndicated Exposure has been restated to include a purchased participation.

2                    Other Large Borrowers is defined as exposure with commitments of $25.0 million and greater, excluding those collateralized by cash and those separately identified as Air Transportation, Guam and Syndicated Exposure.

In the Guam portfolio, which is sensitive to tourism and military spending, economic indicators are positive although some uncertainty continues to exist.  As of June 30, 2004, internally classified exposure was reduced by 12% from December 31, 2003.  This reduction was achieved through strategic reduction and some borrower improvement.  Targeted lending to select commercial borrowers is active, while the consumer lending business is leading the portfolio growth.

At June 30, 2004, the Company still has some significant credit exposures to commercial borrowers.  The Company’s largest syndicated loan outstanding totaled $39.2 million to a local trust and the second largest syndicated loan outstanding totaled $21.0 million for new hotel construction on Maui.  The ten largest syndicated loans outstanding totaled $164.7 million or 62% of total syndicated loans and consisted mainly of loans in the hospitality and real estate industries.  No syndicated outstandings were internally classified.

The Company’s other large borrowers include five exposures of $25.0 million and greater.  The borrowers are major companies, most with Hawaii operations.  Three exposures are commercial paper backup lines to investment grade companies and are undrawn. The remaining two exposures have their loans collateralized by real estate and other assets and are substantially funded.

Non-Performing Assets

Non-performing assets (“NPAs”) consist of non-accrual loans and foreclosed real estate.  As of June 30, 2004, NPAs have decreased by $10.6 million from December 31, 2003 to $21.2 million, primarily due to the partial charge-off and disengagement of a Hawaii business, a loan pay-off in Guam and the return to accrual status of Hawaii residential mortgage loans.

NPAs in Guam as of June 30, 2004 were $9.1 million, a decrease of $3.6 million or 28% from December 31, 2003.  The improvement primarily reflects payments from a number of commercial borrowers.

Impaired loans totaled $6.7 million at June 30, 2004, a decrease of $9.3 million or 58% from $16.0 million at December 31, 2003.  These loans had a related Allowance that totaled $0.6 million at June 30, 2004, a decrease of $0.3 million from December 31, 2003.

Loans Past Due 90 Days or More and Still Accruing Interest

Accruing loans past due 90 days or more were $2.6 million at June 30, 2004, a decrease of $0.8 million from December 31, 2003.  The improvement was primarily a result of having a lower number of residential mortgage loans past due and offsetting activity on commercial loans.

Refer to Table 12 for further information on non-performing assets.

Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More (Unaudited)	Table 12

(dollars in thousands)	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003
Non-Performing Assets
Non-Accrual Loans
Commercial
Commercial and Industrial	$680	$6,009	$6,015	$7,856	$8,832
Commercial Mortgage	5,649	7,388	9,337	10,977	11,216
Lease Financing	1,948	1,962	2,181	2,388	2,423
Total Commercial	8,277	15,359	17,533	21,221	22,471
Consumer
Residential Mortgage	7,688	7,685	9,354	9,669	10,196
Home Equity	306	406	460	497	—
Total Consumer	7,994	8,091	9,814	10,166	10,196
Total Non-Accrual Loans	16,271	23,450	27,347	31,387	32,667
Foreclosed Real Estate	4,889	4,416	4,377	8,757	9,285
Total Non-Performing Assets	$21,160	$27,866	$31,724	$40,144	$41,952

Accruing Loans Past Due 90 Days or More
Commercial
Commercial and Industrial	$19	$707	$725	$695	$523
Commercial Mortgage	693	702	—	—	—
Lease Financing	—	—	117	—	—
Total Commercial	712	1,409	842	695	523
Consumer
Residential Mortgage	698	595	1,430	2,027	1,817
Home Equity	—	—	—	—	84
Purchased Home Equity	32	107	—	107	98
Other Consumer	1,142	1,180	1,210	1,059	368
Lease Financing	57	—	—	—	19
Total Consumer	1,929	1,882	2,640	3,193	2,386
Total Accruing and Past Due	$2,641	$3,291	$3,482	$3,888	$2,909

Total Loans and Leases	$5,787,314	$5,714,996	$5,757,175	$5,570,405	$5,471,870

Ratio of Non-Accrual Loans to Total Loans	0.28%	0.41%	0.48%	0.56%	0.60%

Ratio of Non-Performing Assets to Total Loans and Foreclosed Real Estate	0.37%	0.49%	0.55%	0.72%	0.77%

Ratio of Non-Performing Assets and Accruing Loans Past Due 90 Days or More to Total Loans	0.41%	0.55%	0.61%	0.79%	0.82%

Quarter to Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$27,866	$31,724	$40,144	$41,952	$44,217
Additions	3,909	3,293	2,340	3,199	11,603
Reductions
Payments	(4,232)	(4,555)	(3,416)	(1,782)	(4,279)
Return to Accrual	(2,700)	(1,444)	(839)	(1,464)	(7,556)
Sales of Foreclosed Assets	(147)	(310)	(4,418)	(1,025)	(672)
Charge-offs/Write-downs	(3,536)	(842)	(2,087)	(736)	(1,361)
Total Reductions	(10,615)	(7,151)	(10,760)	(5,007)	(13,868)
Balance at End of Quarter	$21,160	$27,866	$31,724	$40,144	$41,952

Allowance for Loan and Lease Losses

The Company maintains an Allowance adequate to cover management’s estimate of probable credit losses inherent in its lending portfolios based on a comprehensive quarterly analysis of historical loss experience supplemented by judgmental expectations of portfolio performance and economic conditions as of a given balance sheet date.

The Allowance at June 30, 2004 totaled $124.9 million, a decrease of $4.2 million from December 31, 2003.  The ratio of the Allowance to total loans and leases outstanding was 2.16% at June 30, 2004, a decrease from 2.24% at December 31, 2003 and 2.52% at June 30, 2003.  A summary of the Allowance is presented in Table 13.  Loan charge-offs in the second quarter of 2004 of $8.8 million were more than offset by recoveries of $10.0 million, resulting in a net recovery position of $1.2 million for the quarter.  The higher than normal level of recoveries resulted from a $6.0 million recovery from a previously charged-off Asia loan.  Based on further improvement in credit quality and ongoing assessments of economic conditions and risk, a negative Provision of $3.5 million was recorded in the second quarter of 2004.  The combination of the negative Provision and the net recoveries resulted in a $2.3 million reduction in the Allowance during the second quarter of 2004.  No Provision was recorded in the previous seven quarters, resulting in a reduction of the Allowance equal to net charge-offs in those periods.

Consolidated Allowance for Loan and Lease Losses (Unaudited)	Table 13

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2004	March 31, 2004	June 30, 2003	June 30,
				2004	2003

Balance at Beginning of Period	$127,185	$129,080	$140,028	$129,080	$142,853
Loans Charged-Off
Commercial
Commercial and Industrial	3,328	387	565	3,715	2,182
Commercial Mortgage	—	574	400	574	400
Construction	—	—	—	—	529
Lease Financing	379	228	325	607	340
Consumer
Residential Mortgage	319	145	687	464	1,376
Home Equity	9	—	7	9	89
Purchased Home Equity	201	90	—	291	—
Other Consumer	4,564	4,655	3,619	9,219	6,708
Lease Financing	28	36	50	64	117
Total Loans Charged-Off	8,828	6,115	5,653	14,943	11,741
Recoveries on Loans Previously Charged-Off
Commercial
Commercial and Industrial	1,245	954	1,819	2,199	2,391
Commercial Mortgage	151	689	57	840	74
Construction	—	435	55	435	955
Lease Financing	1	15	—	16	17
Consumer
Residential Mortgage	304	294	254	598	457
Home Equity	101	39	50	140	103
Purchased Home Equity	57	—	—	57	—
Other Consumer	1,703	1,663	1,342	3,366	2,669
Lease Financing	16	55	8	71	53
Foreign	6,469	76	14	6,545	143
Total Recoveries on Loans Previously Charged-Off	10,047	4,220	3,599	14,267	6,862
Net Loan Recoveries (Charge-Offs)	1,219	(1,895)	(2,054)	(676)	(4,879)
Provision for Loan and Lease Losses	(3,500)	—	—	(3,500)	—
Balance at End of Period	$124,904	$127,185	$137,974	$124,904	$137,974

Average Loans Outstanding	$5,772,926	$5,742,368	$5,518,401	$5,757,647	$5,489,783

Ratio of Net Loan Charge-Offs to Average Loans Outstanding (annualized)	(0.08)%	0.13%	0.15%	0.02%	0.18%
Ratio of Allowance to Loans and Leases Outstanding	2.16%	2.23%	2.52%	2.16%	2.52%

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

Interest Rate Risk

The Company’s balance sheet is sensitive to changes in the general level of interest rates.  This interest rate risk arises primarily from the Company’s normal business activities of making loans and taking deposits.  Many other factors also affect the Company’s exposure to changes in interest rates, such as general economic and financial conditions, customer preferences and historical pricing relationships.

Table 14 presents, as of June 30, 2004, December 31, 2003 and June 30, 2003, the estimate of the change in net interest income (“NII”) that would result from a gradual 200 basis point decrease or increase in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for NII.  The 200 basis point increase would equate to an average increase of $2.7 million increase in NII per quarter.  The Company’s balance sheet continues to be asset-sensitive.  The resulting estimated NII exposure is within the guidelines approved by the Company’s Asset Liability Management Committee.

Market Risk Exposure to Interest Rate Changes (Unaudited)	Table 14

	June 30, 2004		December 31, 2003		June 30, 2003
	Interest Rate Change (in basis points)		Interest Rate Change (in basis points)		Interest Rate Change (in basis points)
(dollars in millions)	-200	+200	-200	+200	-200	+200
Estimated Exposure as a Percent of Net Interest Income	(5.0)%	2.8%	(4.8)%	4.0%	(2.5)%	5.9%
Estimated Exposure to Net Interest Income Per Quarter	$(4.8)	$2.7	$(4.4)	$3.7	$(2.3)	$5.4

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

The Bank is a member of the Federal Home Loan Bank of Seattle (the “FHLB”), which provides an additional source of short and long-term funding.  Outstanding borrowings from the FHLB were $62.5 million at June 30, 2004, compared to $68.5 million at December 31, 2003 and $76.5 million at June 30, 2003.  The decrease from 2003 was due to maturities.

Additionally, the Bank maintains a $1 billion senior and subordinated bank note program.  Under this facility, the Bank may issue additional notes provided that the aggregate amount outstanding does not exceed $1 billion.  Subordinated notes outstanding under this bank note program totaled $124.7 million at June 30, 2004, December 31, 2003 and June 30, 2003.

In the second quarter of 2004, $20.0 million of privately placed notes matured and were not replaced.  An additional $70.0 million of privately placed notes matured in July 2004 and were not replaced.  Repayment came from existing liquidity.

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

At June 30, 2004, shareholders’ equity totaled $699.4 million, a 12% net decrease from December 31, 2003.  The decrease in shareholders’ equity during the first half of 2004 was primarily attributable to the Company’s repurchase of its common stock under the repurchase program and dividends offset by earnings.

During the six months ended June 30, 2004, 3.4 million shares of common stock were repurchased at an average cost of $44.24 per share, totaling $150.7 million.  As of June 30, 2004, the Company repurchased a total of 33.2 million shares since July 2001, under the share repurchase program, totaling $1,005.7 million at an average cost of $30.27 per share.  In July 2004, the Company’s Board of Directors increased the authorization under the share repurchase program by an additional $100.0 million.  This authorization, combined with the Company’s previously announced authorizations of $1,050.0 million, brings the total repurchase authority to $1,150.0 million.  Subsequent to June 30, 2004 through July 23, 2004, 160,000 shares were repurchased at an average cost of $45.50 per share for a total of $7.3 million, resulting in remaining buyback authority under the existing repurchase program of $137.0 million.

In July 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share on the Company’s outstanding shares.  The dividend will be payable on September 15, 2004 to shareholders of record at the close of business on August 30, 2004.

Table 15 presents the regulatory capital and ratios as of June 30, 2004, December 31, 2003 and June 30, 2003.

Regulatory Capital and Ratios (Unaudited)	Table 15

	(dollars in thousands)	June 30, 2004	December 31, 2003	June 30, 2003
	Regulatory Capital
	Shareholders’ Equity	$699,438	$793,132	$913,010
Add:	8.25% Capital Securities of Bancorp Hawaii Capital Trust I	31,425	31,425	31,425
Less:	Goodwill	36,216	36,216	36,216
	Unrealized Valuation and Other Adjustments	(10,776)	10,771	27,958

	Tier I Capital	705,423	777,570	880,261
	Allowable Reserve for Loan Losses	79,889	78,147	76,332
	Subordinated Debt	99,787	124,709	124,683
	Unrealized Gains on Available for Sale Equity Securities	48	66	113
	Total Capital	$885,147	$980,492	$1,081,389

	Risk Weighted Assets	$6,346,134	$6,200,831	$6,044,941

	Key Capital Ratios
	Average Equity/Average Assets Ratio	7.41%	9.60%	9.80%
	Tier I Capital Ratio	11.12%	12.54%	14.56%
	Total Capital Ratio	13.95%	15.81%	17.89%
	Leverage Ratio	7.16%	8.43%	9.29%

Economic Outlook

Based on projected visitor counts, tourism in Hawaii may reach record high levels during the summer of 2004.  Total visitor counts were up 9% year-to-date through May 2004 and up 13% in June 2004 compared to last year.  Growth in tourism is a result of the continued strength in domestic visitors to Hawaii and increased international visitors, partially due to the improving Japan economy and favorable yen/dollar exchange rates.  Hotel revenues rose 6%, matched by growth in overall business receipts, during the State’s fiscal year ending in June 2004.

Hawaii’s seasonally-adjusted unemployment rate declined to 3% in May 2004, one percentage point below a year ago, as labor markets tightened.  Seasonally-adjusted payrolls grew at a 1.7% annualized rate in the most recent six-month period, and were up 2.1% on a year-over-year basis in May 2004.

Hawaii real estate investment continues to dominate near-term growth prospects.  Home sales volumes in Honolulu have grown at annual rates of more than 15% since 1997 and record volumes are expected to be reached this summer.  Military housing privatization is anticipated to double annual homebuilding on Oahu beginning in the fourth quarter of 2004.  Overall, construction employment is expected to return to early-1990s cyclical peaks.

Honolulu’s semiannual inflation rate for the first half of 2004 is expected to repeat the 3% recorded in the second half of 2003, up from 1% a year earlier.  Strong China, Eastern Asia and Southern California economies, and recoveries in Northern California and the Pacific Northwest, put Hawaii at the center of regional economic strength once again.

Earnings Outlook

The Company currently anticipates net income for the full year of 2004 will be approximately $163 million to $167 million.  Based on present conditions, the Company does not expect to record a Provision for the remainder of 2004.  However, the actual amount of the Provision depends on determinations of credit risk that are made near the end of each quarter.  Earnings per share and return on equity projections continue to be dependent upon the terms and timing of share repurchases.

Item 3.                                                           Quantitative and Qualitative Disclosures of Market Risk

See Management’s Discussion and Analysis of Results of Operations and Financial Condition-Market Risk.

Item 4.                                                           Controls and Procedures

The Company’s management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2004.  Based on this evaluation, the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the second quarter of 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. - Other Information

Items 1 and 3 omitted pursuant to instructions.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program [2,3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Program [2,4]

April 1 - 30, 2004	1,179,817	$43.83	1,091,800	$89,240,654
May 1 - 31, 2004	814,446	43.90	812,969	53,548,915
June 1 - 30, 2004	210,466	44.16	210,000	44,274,238
Total	2,204,729	$43.89	2,114,769

1                    The April period included 88,017 shares purchased from employees in connection with the vesting of restricted stock. The May and June periods included 1,477 and 466 shares, respectively, purchased from employees in connection with stock option exercises. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Company’s common stock on the dates of purchase.

2                    The Company announced an authorization of additional share repurchase of $50.0 million and $200.0 million on April 27, 2004 and September 29, 2003, respectively.

3                    In May 2004, the Company purchased 644,069 shares from the Chairman and CEO of the Company at a volume weighted average price of $44.26, totaling $28.5 million.

4                    In July 2004, the Company announced an authorization of additional share repurchase of $100.0 million under the announced program.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual shareholders meeting held on April 23, 2004, the following matters were submitted to a vote of the shareholders.

a.                                       Election of Directors - Four directors were elected to the Board of Directors as follows: *

S. Haunani Apoliona

Votes cast for:	47,063,521
Votes withheld:	948,929

Michael J. Chun

Votes cast for:	47,229,237
Votes withheld:	783,213

Allan R. Landon

Votes cast for:	46,138,609
Votes withheld:	1,873,841

Barbara J. Tanabe

Votes cast for:	47,277,087
Votes withheld:	735,363

b.                                      Election of Directors – Three directors whose terms in office were expiring were re-elected to the Board of Directors as follows: *

Mary G.F. Bitterman

Votes cast for:	45,859,105
Votes withheld:	2,153,345

Martin A. Stein

Votes cast for:	45,960,790
Votes withheld:	2,051,660

Robert W. Wo, Jr.

Votes cast for:	46,540,989
Votes withheld:	1,471,461

c.                                       Approval of Bank of Hawaii Corporation 2004 Stock and Incentive Compensation Plan **

Votes cast for:	32,139,354
Votes cast against:	8,597,372
Broker non-votes:	6,350,190
Abstentions:	925,534

d.                                      Election of an Independent Auditor - Ernst & Young, LLP

Votes cast for:	45,692,457
Votes cast against:	2,216,493
Abstentions:	103,500

*                 The directors are elected by a plurality of the votes cast; therefore, votes cast in the election could not be recorded against or as an abstention, nor could broker non-votes be recorded.

**          A broker non-vote had no effect on this proposal and an abstention had the same effect as a vote against the proposal.

Item 5.  Other Information

The Company announced on July 26, 2004 it has elected Allan R. Landon, currently President and Chief Operating Officer, to succeed Michael E. O’Neill as Chairman and Chief Executive Officer, effective September 1, 2004.

Item 6.  Exhibits and Reports on Form 8-K

a.                                       Exhibit Index

Exhibit Number

10.1

Bank of Hawaii Corporation 2004 Stock and Incentive Compensation Plan
(incorporated by reference from Appendix C to the Company's Definitive Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Shareholders, as filed on March 18, 2004)*

10.2	Form of Retention Agreement dated May 3, 2004 with certain Managing Committee Members*

12	Statement Regarding Computation of Ratios

31.1	Rule 13a - 14(a) Certifications

31.2	Rule 13a - 14(a) Certifications

31.3	Rule 13a - 14(a) Certifications

32	Section 1350 Certification

*                 Management contract or compensatory plan or arrangement.

b.                                      The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

Filed April 27, 2004 under Item 5 of Form 8-K, regarding President Allan R. Landon to add responsibility of Chief Operating Officer and announcement of new senior management appointments.

Filed May 11, 2004, under Item 5 of Form 8-K, regarding Bank of Hawaii Corporation buys block of shares from its Chairman and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 28, 2004	BANK OF HAWAII CORPORATION

		By:	/s/ Michael E. O’Neill
Michael E. O’Neill
Chairman of the Board and Chief Executive Officer

		By:	/s/ Allan R. Landon
Allan R. Landon
President and Chief Operating Officer

		By:	/s/ Richard C. Keene
Richard C. Keene
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

10.1

Bank of Hawaii Corporation 2004 Stock and Incentive Compensation Plan
(incorporated by reference from Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Shareholders, as filed on March 18, 2004)*

10.2	Form of Retention Agreement dated May 3, 2004 with certain Managing Committee Members*

12	Statement Regarding Computation of Ratios

31.1	Rule 13a - 14(a) Certifications

31.2	Rule 13a - 14(a) Certifications

31.3	Rule 13a - 14(a) Certifications

32	Section 1350 Certification

*                 Management contract or compensatory plan or arrangement.