Form 10-Q
period 2004-09-30
BANK OF HAWAII CORP
filed 2004-10-27
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value; outstanding at October 22, 2004 – 52,968,560 shares

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share amounts)	2004	2003	2004	2003
Interest Income
Interest and Fees on Loans and Leases	$82,079	$82,715	$243,853	$254,442
Income on Investment Securities - Available for Sale	24,543	16,483	67,134	58,761
Income on Investment Securities - Held to Maturity	6,370	6,407	20,057	11,773
Deposits	496	1,179	3,373	3,647
Funds Sold	108	248	702	1,834
Other	801	1,032	2,524	3,237
Total Interest Income	114,397	108,064	337,643	333,694
Interest Expense
Deposits	8,990	10,284	26,750	38,040
Securities Sold Under Agreements to Repurchase	2,085	1,947	6,233	6,580
Funds Purchased	683	271	1,420	695
Short-Term Borrowings	15	26	43	75
Long-Term Debt	3,845	4,431	12,538	15,714
Total Interest Expense	15,618	16,959	46,984	61,104
Net Interest Income	98,779	91,105	290,659	272,590
Provision for Loan and Lease Losses	—	—	(3,500)	—
Net Interest Income After Provision for Loan and Lease Losses	98,779	91,105	294,159	272,590
Non-Interest Income
Trust and Asset Management	12,672	12,511	39,531	38,237
Mortgage Banking	1,711	5,888	6,496	12,232
Service Charges on Deposit Accounts	9,472	8,901	28,962	26,496
Fees, Exchange, and Other Service Charges	13,741	16,034	41,223	42,496
Investment Securities Gains (Losses)	—	639	(37)	1,809
Insurance	3,560	3,988	10,506	10,083
Other	11,898	5,830	30,063	17,930
Total Non-Interest Income	53,054	53,791	156,744	149,283
Non-Interest Expense
Salaries and Benefits	46,566	45,731	139,256	139,871
Net Occupancy Expense	9,812	9,806	28,741	29,047
Net Equipment Expense	5,847	7,301	17,610	26,257
Information Technology Systems Replacement Project	—	4,349	—	21,871
Other	21,965	21,690	66,730	57,425
Total Non-Interest Expense	84,190	88,877	252,337	274,471
Income Before Income Taxes	67,643	56,019	198,566	147,402
Provision for Income Taxes	24,576	19,332	71,468	50,880
Net Income	$43,067	$36,687	$127,098	$96,522
Basic Earnings Per Share	$0.82	$0.64	$2.40	$1.63
Diluted Earnings Per Share	$0.78	$0.61	$2.26	$1.56
Dividends Declared Per Share	$0.30	$0.19	$0.90	$0.57
Basic Weighted Average Shares	52,390,081	57,195,570	53,053,770	59,337,319
Diluted Weighted Average Shares	55,472,868	59,961,823	56,297,277	61,911,794

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands)	September 30, 2004	December 31, 2003	September 30, 2003
	(Unaudited)		(Unaudited)
Assets
Interest-Bearing Deposits	$29,976	$154,735	$208,712
Investment Securities - Available for Sale	2,328,327	1,991,116	2,027,062
Investment Securities - Held to Maturity (Market Value of $624,587, $720,699, and $749,036)	630,276	727,233	754,659
Funds Sold	25,000	—	—
Loans Held for Sale	18,595	9,211	23,144
Loans and Leases	5,815,575	5,757,175	5,570,405
Allowance for Loan and Lease Losses	(124,651)	(129,080)	(132,675)
Net Loans	5,690,924	5,628,095	5,437,730
Total Earning Assets	8,723,098	8,510,390	8,451,307
Cash and Non-Interest-Bearing Deposits	290,974	363,495	329,705
Premises and Equipment	149,698	160,005	163,277
Customers’ Acceptance Liability	920	1,707	1,077
Accrued Interest Receivable	36,074	32,672	33,210
Foreclosed Real Estate	208	4,377	8,757
Mortgage Servicing Rights	19,995	22,178	23,266
Goodwill	36,216	36,216	36,216
Other Assets	337,626	330,607	323,940
Total Assets	$9,594,809	$9,461,647	$9,370,755
Liabilities
Deposits
Non-Interest-Bearing Demand	$1,898,602	$1,933,928	$1,846,030
Interest-Bearing Demand	1,471,836	1,356,330	1,269,227
Savings	2,991,386	2,833,379	2,760,418
Time	1,051,416	1,209,142	1,226,441
Total Deposits	7,413,240	7,332,779	7,102,116
Securities Sold Under Agreements to Repurchase	682,630	472,757	646,890
Funds Purchased	69,755	109,090	90,520
Short-Term Borrowings	11,939	12,690	14,796
Banker’s Acceptances Outstanding	920	1,707	1,077
Retirement Benefits Payable	62,976	61,841	63,281
Accrued Interest Payable	6,162	7,483	7,207
Taxes Payable and Deferred Taxes	249,265	207,101	195,628
Other Liabilities	88,596	138,999	101,179
Long-Term Debt	252,619	324,068	324,301
Total Liabilities	8,838,102	8,668,515	8,546,995
Shareholders’ Equity
Common Stock ($.01 par value); authorized 500,000,000 shares; issued / outstanding: September 2004 - 81,710,695 / 53,021,591, December 2003 - 81,647,729 / 54,928,480, September 2003 - 81,568,791 / 55,985,364	813	807	807
Capital Surplus	413,696	391,701	385,694
Accumulated Other Comprehensive Income (Loss)	(5,698)	(5,711)	(2,799)
Retained Earnings	1,277,615	1,199,077	1,177,459
Deferred Stock Grants	(9,490)	(8,309)	(7,466)
Treasury Stock, at Cost (Shares: September 2004 - 28,689,104, December 2003 - 26,719,249, September 2003 - 25,583,427)	(920,229)	(784,433)	(729,935)
Total Shareholders’ Equity	756,707	793,132	823,760
Total Liabilities and Shareholders’ Equity	$9,594,809	$9,461,647	$9,370,755

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Total	Common Stock	Capital Surplus	Accum. Other Compre-hensive Income (Loss)	Retained Earnings	Deferred Stock Grants	Treasury Stock	Compre-hensive Income

Balance at December 31, 2003	$793,132	$807	$391,701	$(5,711)	$1,199,077	$(8,309)	$(784,433)
Comprehensive Income:
Net Income	127,098	—	—	—	127,098	—	—	$127,098
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	13	—	—	13	—	—	—	13
Total Comprehensive Income								$127,111

Common Stock Issued under Stock Plans and Related Tax Benefits (2,305,545 shares)	71,984	6	21,995	—	(434)	(1,181)	51,598
Treasury Stock Purchased (4,209,363 shares)	(187,394)	—	—	—	—	—	(187,394)
Cash Dividends Paid	(48,126)	—	—	—	(48,126)	—	—
Balance at September 30, 2004	$756,707	$813	$413,696	$(5,698)	$1,277,615	$(9,490)	$(920,229)

Balance at December 31, 2002	$1,015,759	$806	$372,192	$11,659	$1,115,910	$(1,424)	$(483,384)
Comprehensive Income:
Net Income	96,522	—	—	—	96,522	—	—	$96,522
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	(14,458)	—	—	(14,458)	—	—	—	(14,458)
Total Comprehensive Income								$82,064

Common Stock Issued under Stock Plans and Related Tax Benefits (1,143,267 shares)	25,491	1	13,502	—	(1,154)	(6,042)	19,184
Treasury Stock Purchased (8,166,579 shares)	(265,735)	—	—	—	—	—	(265,735)
Cash Dividends Paid	(33,819)	—	—	—	(33,819)	—	—
Balance at September 30, 2003	$823,760	$807	$385,694	$(2,799)	$1,177,459	$(7,466)	$(729,935)

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2004	2003

Operating Activities
Net Income	$127,098	$96,522
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan and Lease Losses	(3,500)	—
Depreciation and Amortization	15,688	23,405
Amortization of Deferred Loan and Lease Fees	(1,794)	(5,244)
Amortization and Accretion of Investment Securities	9,803	28,800
Deferred Stock Grants	3,767	4,145
Deferred Income Taxes	14,001	16,844
Net (Gain) Loss on Investment Securities	37	(1,809)
Proceeds from Sales of Loans Held for Sale	308,485	635,163
Originations of Loans Held for Sale	(317,869)	(618,189)
Net Change in Other Assets and Liabilities	(15,919)	25,045
Net Cash Provided by Operating Activities	139,797	204,682

Investing Activities
Proceeds from Sales and Redemptions of Investment Securities Available for Sale	473,386	1,602,336
Purchases of Investment Securities Available for Sale	(818,969)	(1,391,205)
Proceeds from Redemptions of Investment Securities Held to Maturity	165,749	159,799
Purchases of Investment Securities Held to Maturity	(70,238)	(685,325)
Net Increase in Loans and Leases	(57,535)	(216,335)
Premises and Equipment, Net	(1,382)	(9,713)
Net Cash Used by Investing Activities	(308,989)	(540,443)

Financing Activities
Net Increase in Demand Deposits	80,180	223,792
Net Increase in Savings Deposits	158,007	225,199
Net Decrease in Time Deposits	(157,726)	(267,036)
Proceeds from Long-Term Debt	25,000	50,000
Repayments of Long-Term Debt	(96,449)	(115,484)
Net Increase (Decrease) in Short-Term Borrowings	169,787	(81,302)
Proceeds from Issuance of Common Stock	53,633	19,233
Repurchase of Common Stock	(187,394)	(265,735)
Cash Dividends	(48,126)	(33,819)
Net Cash Used by Financing Activities	(3,088)	(245,152)
Decrease in Cash and Cash Equivalents	(172,280)	(580,913)
Cash and Cash Equivalents at Beginning of Period	518,230	1,119,330
Cash and Cash Equivalents at End of Period	$345,950	$538,417

Non-Cash Investing Activity

In September 2004, the Company transferred a $4.0 million foreclosed real estate property to premises.

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K.  Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation:

		Nine Months Ended September 30,
(dollars in thousands except per share and option data)		2004	2003
Net Income, as Reported		$127,098	$96,522
Add:	Stock-Based Employee Compensation Expense Associated with Stock Options Included in Reported Net Income, Net of Related Tax Effects	—	490
Less:	Total Stock-Based Employee Compensation Expense Associated with Stock Options Determined Under Fair Value Method for all Option Awards, Net of Related Tax Effects	(3,856)	(8,176)
Pro Forma Net Income [1]		$123,242	$88,836

Earnings Per Share:
Basic-as reported		$2.40	$1.63
Basic-pro forma [1]		$2.32	$1.50
Diluted-as reported		$2.26	$1.56
Diluted-pro forma [1]		$2.19	$1.43

Weighted Average Fair Value of Options Granted During the Year [1]		—	$8.58
Assumptions:
Average Risk Free Interest Rate		4.25%	3.92%
Average Expected Volatility		32.32%	31.97%
Expected Dividend Yield		2.24%	3.07%
Expected Life		6.0 years	6.37 years

1  A Black-Scholes option pricing model was used to determine the fair value of the options granted.

Note 2.           Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

Note 3.           Pension Plans and Postretirement Benefits

Components of net periodic benefit cost for the aggregated pension plans and the postretirement benefits are presented in the following table:

	Nine Months Ended September 30,
	Defined Pension Benefits		Postretirement Benefits
(dollars in thousands)	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service Cost	$—	$—	$741	$930
Interest Cost	3,275	3,204	1,329	1,542
Expected Return on Plan Assets	(3,546)	(3,486)	—	—
Amortization of Unrecognized Net Transition Obligation	—	—	441	489
Actuarial (Gain) Loss	984	711	(468)	(198)
Total Components of Net Periodic Benefit Cost	$713	$429	$2,043	$2,763

There were no significant changes from the previously reported $1.8 million in contributions expected to be paid during 2004.

Note 4.           Information Technology Systems Replacement Project

In July 2002, the Company entered into contracts with Metavante Corporation to provide for technology services, including professional services, to convert existing systems to Metavante systems.  The conversion was completed in the third quarter of 2003 and the final payments were made in the second quarter of 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report, including its Earnings Outlook, contains forward-looking statements concerning, among other things, the economic environment in the Company’s service area, the expected level of loan and lease loss provisioning, and anticipated net income, dividends, revenues and expenses during 2004 and beyond.  The Company’s forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected for a variety of reasons, including, but not limited to: 1) unanticipated changes in business and economic conditions, the competitive environment, fiscal and monetary policies, or legislation in Hawaii and the other markets the Company serves; 2) changes in the Company’s credit quality or risk profile which may increase or decrease the required level of allowance for loan and lease losses; 3) changes in market interest rates that may affect the Company’s credit markets and ability to maintain its net interest margin; 4) changes to the amount and timing of the Company’s proposed equity repurchases and repayment of maturing debt; 5) inability to achieve expected benefits of the Company’s business process changes due to adverse changes in implementation processes or costs, operational savings, or timing; 6) real or threatened acts of war or terrorist activity affecting business conditions; and 7) adverse weather and other natural conditions impacting the Company and its customers’ operations.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements.  The Company does not undertake any obligation to update forward-looking statements to reflect later events or circumstances.

OVERVIEW

In January 2004, the Company announced its 2004-2006 plan (the “Plan”), which continues to build on the objective of maximizing shareholder value over time that was established in the previous three-year strategic plan.

There are five key elements of the Plan: 1) accelerate revenue growth in our island markets; 2) better integrate our business segments; 3) continue to develop our management teams; 4) improve operating efficiency; and 5) maintain a culture of dependable risk and capital management.  The Company expects accelerated growth through improved customer service levels and a more proactive, integrated sales culture across the Company.  In order to better integrate the Company’s three primary business segments - Retail Banking, Commercial Banking and Investment Services Group - each segment is working more closely with the others to improve the breadth of customer relationships.  In developing the management team, the Company is assessing leadership talent, building leadership capabilities and maintaining a comprehensive succession plan. To improve efficiency, the Company is identifying opportunities and implementing changes that lower costs without negatively impacting customer service. In maintaining a discipline of dependable risk and capital management, the Company continually seeks to optimally balance risk, liquidity and capital. Risk will be managed in accordance with established tolerance levels while supporting business units in making value-adding risk/return decisions.

Allan R. Landon succeeded Michael E. O’Neill as Chairman and Chief Executive Officer of Bank of Hawaii Corporation and its principal subsidiary, Bank of Hawaii, on September 1, 2004.  Mr. Landon, the company’s eighth chairman, will retain the title of President.

The Company utilizes various financial measures to evaluate its performance against the objectives of the Plan.  These measures include diluted earnings per share, return on average assets, return on average equity, efficiency ratio and operating leverage, which is defined as the impact of relative changes in revenues and expenses on operating income.  Operating income is defined as income before provision for loan and lease losses and income taxes.  Management also uses net income after capital charge as a key measure of the value the Company is creating for its shareholders.  In evaluating the effectiveness of credit risk management, the Company looks at credit quality measures such as the ratio of the allowance for loan and lease losses to loans and leases outstanding, the ratio of net loan charge-offs to average loans outstanding (annualized) and the ratio of non-performing assets to total loans and foreclosed real estate.

For the third quarter of 2004, the Company’s diluted earnings per share was $0.78, an increase of $0.17 or 28% from diluted earnings per share of $0.61 for the third quarter of 2003.  Net income for the third quarter of 2004 was $43.1 million, an increase of $6.4 million or 17% from net income of $36.7 million reported in the same prior year quarter.

For the nine months ended September 30, 2004, net income was $127.1 million, an increase of $30.6 million or 32% from the same prior year period.  Diluted earnings per share were $2.26 for the first nine months of 2004, an increase of 45% from diluted earnings per share of $1.56 for the first nine months of 2003.  The year-to-date return on average assets was 1.74%, an increase from 1.37% from the same period in 2003.  The year-to-date return on average equity was 22.48%, an increase from 13.95% from the same period in 2003.  For the nine months ended September 30, 2004 net income after capital charge was $50.7 million, compared to $8.7 million for the same prior year period.  For additional information on net income after capital charge, refer to the section on “Business Segments.”  Operating leverage for the first nine months of 2004 was 32.3% and the efficiency ratio was 56.4%.

Factors that had an impact on the comparability of year-to-year results include the effect of a negative provision for loan and lease losses that was recorded in the second quarter of 2004, non-core transactions and the Company’s ongoing stock repurchase program.  Non-core transactions in the third quarter of 2004 included non-interest income of $5.2 million from a gain on the sale of assets at the end of a leveraged lease transaction.  Non-core transactions in the second quarter of 2004 included non-interest income of $3.2 million from a leasing partnership distribution that was dissolved and a $2.5 million gain realized on the sale of a parcel of land.  Non-core transactions in the second quarter of 2004 included non-interest expense of $2.2 million related primarily to a legal settlement.  The Company does not expect items such as these in the fourth quarter of 2004.  Results for the third quarter of 2003 were significantly affected by the costs associated with the systems replacement project.  These items are further discussed in the section on “Analysis of Statement of Income.”

Table 1 presents the Company’s financial highlights and performance ratios for the three and nine months ended September 30, 2004 and 2003.

Highlights (Unaudited)	Table 1

(dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
Earnings Highlights and Performance Ratios	2004	2003	2004	2003

Net Income	$43,067	$36,687	$127,098	$96,522
Basic Earnings Per Share	0.82	0.64	2.40	1.63
Diluted Earnings Per Share	0.78	0.61	2.26	1.56
Cash Dividends	15,904	10,887	48,126	33,819
Net Income to Average Total Assets (ROA)	1.77%	1.53%	1.74%	1.37%
Net Income to Average Shareholders’ Equity (ROE)	23.42%	16.69%	22.48%	13.95%
Net Interest Margin	4.39%	4.15%	4.29%	4.19%
Efficiency Ratio [1]	55.45%	61.34%	56.40%	65.06%
Efficiency Ratio excluding System Replacement Costs	55.45%	58.34%	56.40%	59.88%

		September 30,
Statement of Condition Highlights and Performance Ratios		2004	2003

Total Assets		$9,594,809	$9,370,755
Net Loans		5,690,924	5,437,730
Total Deposits		7,413,240	7,102,116
Total Shareholders’ Equity		756,707	823,760

Book Value Per Common Share		$14.27	$14.71
Allowance / Loans and Leases Outstanding		2.14%	2.38%
Average Equity / Average Assets		7.75%	9.82%
Employees (FTE)		2,655	2,764
Branches and offices		88	89

Market Price Per Share of Common Stock for the Quarter Ended:
	Closing	$47.25	$33.58
	High	$48.07	$35.55
	Low	$43.55	$32.92

1 The efficiency ratio is defined as non-interest expense divided by total revenue (net interest income and non-interest income).

ANALYSIS OF STATEMENT OF INCOME

Net Interest Income

Net interest income on a taxable equivalent basis for the three and nine month periods ended September 30, 2004 increased from the comparable periods in 2003 by $7.7 million or 8% and $18.1 million or 7%, respectively.  The increase in net interest income for the third quarter of 2004 from the third quarter of 2003 was the result of an increase in interest income from higher average balances of investments available for sale, installment and home equity loans. Offsetting this increase was a reduction in interest income from residential mortgage loans due to the lower interest rate environment.  The increase in net interest income for the first nine months of 2004 from the same period in 2003 was primarily due to an increase in interest income from the investment portfolio resulting from higher yields on the available for sale portfolio and higher average balances of securities held to maturity.  In addition, interest expense on deposits declined due to lower interest rates paid on savings and time deposits.  Offsetting these positive factors was lower interest income from residential mortgages, due to the lower interest rate environment.

The net interest margin was 4.39% for the three months ended September 30, 2004, a 24 basis point increase from the comparable period in 2003.  The improvement in the margin was attributable to an improvement in the yield on earning assets and lower average rates paid on interest-bearing deposits, partially offset by an increase in rates on other funding sources.  The yield on earning assets increased 17 basis points quarter-to-quarter, led by an increase of 114 basis points in the yield on the investment portfolio, primarily consisting of mortgage-backed securities.  In the third quarter of 2003, the yield on mortgage-backed securities was lower due to high levels of loan prepayments resulting from the declining interest rate environment.  Offsetting the increased yield from investment securities was a decline in the average yield on the loans and leases outstanding of 26 basis points.  This decline was primarily attributable to the lower interest rate environment which had a negative impact on the yield earned on residential mortgage loans.  The rate on short-term borrowings increased, which was consistent with the Federal Reserve’s recent rate increases, while the average rate on long-term debt increased due to the maturity of $90.0 million in lower cost debt in the beginning of the third quarter 2004.

The net interest margin increased 10 basis points in the first nine months of 2004 compared to the same prior year period.  The average rate paid on interest-bearing deposits declined by 31 basis points during this period in 2004 relative to 2003.  Consistent with the increase in the three-month period, the yield on investment securities increased for the nine months ended September 30, 2004.  This increase was partially offset by a decline in the average yield on loans and leases.  This decline was primarily attributable to the lower interest rate environment which had a negative impact on the yield earned on residential mortgage loans.  In addition, the Company offered a low initial introductory rate for the first six months on its installment loan portfolio.

Average earning assets for the first nine months of 2004 increased $355.9 million or 4% from the same period in 2003 mainly due to a $261.9 million increase in average loans and leases outstanding.  The increase was primarily attributable to increases in installment and home equity loans, which increased 26%.  For the first nine months of 2004, average interest-bearing liabilities increased $273.0 million or 4% from 2003, largely due to an increase in interest-bearing transactional deposit balances and securities repurchase agreements, offset by decreases in time deposits and long-term debt.

Average balances, related income and expenses, and resulting yields and rates are presented in Table 2.  An analysis of change in net interest income is presented in Table 3.

Consolidated Average Balances and Interest Rates - Taxable Equivalent Basis (Unaudited)	Table 2

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003			Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Interest-Bearing Deposits	$82.6	$0.5	2.39%	$224.7	$1.2	2.08%	$246.4	$3.4	1.83%	$230.2	$3.7	2.12%
Funds Sold	28.6	0.1	1.51	102.4	0.3	0.97	89.4	0.7	1.05	206.2	1.8	1.19
Investment Securities
Available for Sale	2,325.5	24.6	4.23	2,090.6	16.5	3.16	2,154.9	67.2	4.16	2,224.5	58.9	3.53
Held to Maturity	659.0	6.3	3.87	675.1	6.4	3.80	696.1	20.1	3.84	402.4	11.8	3.90
Loans Held for Sale	11.3	0.2	5.74	52.2	0.7	5.45	15.8	0.7	5.53	48.1	1.9	5.40
Loans and Leases
Commercial and Industrial	796.2	10.6	5.34	862.4	10.8	4.95	822.8	31.0	5.04	861.0	31.3	4.86
Construction	81.1	1.0	5.01	87.8	0.9	4.26	93.9	3.0	4.33	95.3	3.3	4.65
Commercial Mortgage	658.9	8.8	5.29	670.6	9.4	5.56	644.0	25.9	5.38	650.6	28.6	5.87
Residential Mortgage	2,282.6	32.1	5.62	2,298.8	36.2	6.30	2,293.9	97.6	5.67	2,281.1	111.2	6.50
Installment	722.7	15.2	8.38	558.6	12.8	9.09	691.5	44.1	8.51	532.2	39.2	9.85
Home Equity	583.7	7.1	4.83	448.1	5.6	4.99	536.0	19.0	4.74	441.8	16.9	5.11
Purchased Home Equity	155.2	1.7	4.29	132.6	0.7	2.20	179.5	6.2	4.59	158.2	5.3	4.51
Lease Financing	516.0	5.4	4.17	487.2	5.6	4.52	509.0	16.4	4.29	488.5	16.7	4.58
Total Loans and Leases	5,796.4	81.9	5.63	5,546.1	82.0	5.89	5,770.6	243.2	5.63	5,508.7	252.5	6.12
Other	78.7	0.8	4.05	76.1	1.0	5.38	78.1	2.5	4.32	75.3	3.2	5.75
Total Earning Assets	8,982.1	114.4	5.08	8,767.2	108.1	4.91	9,051.3	337.8	4.98	8,695.4	333.8	5.12
Cash and Non-Interest-Bearing Deposits	316.9			333.2			316.9			330.1
Other Assets	369.5			399.2			378.1			392.3
Total Assets	$9,668.5			$9,499.6			$9,746.3			$9,417.8

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,471.0	0.9	0.24	$1,245.8	0.5	0.15	$1,410.6	1.9	0.19	$1,189.4	1.9	0.22
Savings	2,998.4	3.2	0.43	2,754.6	3.4	0.49	2,927.5	9.6	0.44	2,702.8	12.5	0.62
Time	1,078.4	4.9	1.81	1,285.7	6.4	1.97	1,132.0	15.3	1.79	1,394.3	23.6	2.27
Total Interest-Bearing Deposits	5,547.8	9.0	0.64	5,286.1	10.3	0.77	5,470.1	26.8	0.65	5,286.5	38.0	0.96
Short-Term Borrowings	816.9	2.8	1.36	827.8	2.3	1.08	920.2	7.7	1.12	763.3	7.4	1.29
Long-Term Debt	246.8	3.8	6.22	325.7	4.4	5.43	294.8	12.5	5.67	362.3	15.7	5.79
Total Interest-Bearing Liabilities	6,611.5	15.6	0.94	6,439.6	17.0	1.05	6,685.1	47.0	0.94	6,412.1	61.1	1.27
Net Interest Income		$98.8			$91.1			$290.8			$272.7
Interest Rate Spread			4.14%			3.86%			4.04%			3.85%
Net Interest Margin			4.39%			4.15%			4.29%			4.19%
Non-Interest-Bearing Demand Deposits	1,932.0			1,844.0			1,920.6			1,726.0
Other Liabilities	393.4			344.1			385.5			354.4
Shareholders’ Equity	731.6			871.9			755.1			925.3
Total Liabilities and Shareholders’ Equity	$9,668.5			$9,499.6			$9,746.3			$9,417.8

Analysis of Change in Net Interest Income - Taxable Equivalent Basis (Unaudited)	Table 3

	Nine Months Ended September 30, 2004 Compared to September 30, 2003
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Interest-Bearing Deposits	$0.2	$(0.5)	$(0.3)
Funds Sold	(0.9)	(0.2)	(1.1)
Investment Securities
Available for Sale	(1.9)	10.2	8.3
Held to Maturity	8.5	(0.2)	8.3
Loans Held for Sale	(1.3)	0.1	(1.2)
Loans and Leases
Commercial and Industrial	(1.5)	1.2	(0.3)
Construction	(0.1)	(0.2)	(0.3)
Commercial Mortgage	(0.4)	(2.3)	(2.7)
Residential Mortgage	0.6	(14.2)	(13.6)
Installment	10.7	(5.8)	4.9
Home Equity	3.4	(1.3)	2.1
Purchased Home Equity	0.8	0.1	0.9
Lease Financing	0.8	(1.1)	(0.3)
Total Loans and Leases	14.3	(23.6)	(9.3)
Other	0.1	(0.8)	(0.7)
Total Change in Interest Income	19.0	(15.0)	4.0

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.3	(0.3)	—
Savings	1.0	(3.9)	(2.9)
Time	(3.9)	(4.4)	(8.3)
Total Interest-Bearing Deposits	(2.6)	(8.6)	(11.2)
Short-Term Borrowings	1.4	(1.1)	0.3
Long-Term Debt	(2.9)	(0.3)	(3.2)
Total Change in Interest Expense	(4.1)	(10.0)	(14.1)

Change in Net Interest Income	$23.1	$(5.0)	$18.1

1          The changes for each category of interest income and expense are divided between the portion of changes attributable to the variance in volume or rate for that category.

Provision for Loan and Lease Losses

No Provision for Loan and Lease Losses (“Provision”) was recorded for the three months ended September 30, 2004.  This resulted in a third quarter reduction in the Allowance for Loan and Lease Losses (the “Allowance”) of $0.3 million, which was equal to the amount of net charge-offs.  For further information on Allowance, refer to “Corporate Risk Profile - Allowance for Loan and Lease Losses.”

For the nine months ended September 30, 2004, a negative Provision of $3.5 million was recorded in the second quarter of 2004 as a result of improvement in credit quality and ongoing assessments of economic conditions and risk.  The combination of the negative Provision and year-to-date net charge-offs of $0.9 million resulted in a year-to-date reduction in the Allowance of $4.4 million.

For further information on Credit Quality, refer to the section entitled “Corporate Risk Profile.”

Non-Interest Income

Non-interest income decreased $0.7 million or 1% for the third quarter of 2004, but increased $7.5 million or 5% for the nine months ended September 30, 2004, from the comparable periods in 2003.

Trust and asset management income increased $1.3 million or 3% during the first nine months of 2004 compared to the same period in 2003.  The increase in fee income was due to an improvement in market conditions, which resulted in an increase in the average market value of assets under management and higher investment advisory fees on money market assets from increased short-term interest rates.

Mortgage banking income decreased $4.2 million or 71% and $5.7 million or 47% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003.  Mortgage banking income is sensitive to the interest rate environment and conditions in the real estate market.  The declines primarily resulted from lower gains on the sale of mortgage loans in 2004, which were attributable to lower loan production.  Mortgage loan production decreased 72% and 56% for the three and nine months ended September 30, 2004, respectively, compared to the same prior year periods due to the lower interest rate environment in 2003, which resulted in high refinancing activity.  Partially offsetting the lower gains was a reduction in the amortization of mortgage servicing rights due to a decrease in loan prepayments in 2004.

Service charges on deposit accounts increased $0.6 million or 6% and $2.5 million or 9% for the three and nine months ended September 30, 2004, respectively, compared to the same prior year periods.  The increases were largely due to higher account analysis fees resulting from lower offsetting earnings credits.  On a year-to-year comparison, overdraft fees also increased due to an increase in the number of transactional deposit accounts.

Fees, exchange, and other service charges decreased $2.3 million or 14% and $1.3 million or 3% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003.  The third quarter of 2003 included a $3.1 million prepayment fee on a commercial real estate loan.  Excluding the prepayment fee, income remained relatively flat in the third quarter of 2004 compared to the same period in 2003 and on a year-to-year basis increased $1.8 million due primarily to increased foreign exchange income and merchant transaction and card fees as a result of higher merchant sales volume.

Other non-interest income increased $6.1 million or 104% and $12.1 million or 68% for the three and nine months ended September 30, 2004, respectively, over the same periods in 2003.  The quarter-to-quarter increase was attributable to a $5.2 million gain on the sale of assets at the end of a leveraged lease transaction.  In addition to the gain, the increase for the first nine months of 2004 from the prior year was due to a $3.2 million distribution from a leasing partnership investment and a $2.5 million gain on the sale of a parcel of land in the second quarter of 2004.

Non-Interest Expense

Non-interest expense decreased $4.7 million or 5% and $22.1 million or 8% for the three and nine months ended September 30, 2004, respectively, compared to the same prior year periods.  Included in non-interest expense in the third quarter and first nine months of 2003 were systems replacement costs of $4.3 million and $21.9 million, respectively.  Excluding such systems replacement costs, total non-interest expense in 2004 was unchanged compared to the same prior year periods.  Refer to Note 4 to the Consolidated Financial Statements for additional information on the systems replacement project.

Salaries and benefits expense decreased $0.6 million for the first nine months of 2004 compared to the same period in 2003.  Base salaries decreased $3.5 million or 4% from 2003 as a result of a 4% decrease in the number of employees.  Also contributing to the decline were reductions in commission expense due to lower mortgage loan originations.  Partially offsetting the decrease was the expense for restricted stock units.

Table 4 presents the components of salaries and benefits expense for the three and nine months ended September 30, 2004 and 2003.

Salaries and Benefits (Unaudited)	Table 4

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2004	2003	2004	2003

Salaries	$27,796	$28,107	$82,904	$86,404
Incentive Compensation	4,383	4,033	11,459	10,617
Stock-Based Compensation	2,671	763	8,800	4,087
Commission Expense	1,780	3,552	5,691	8,964
Retirement and Other Benefits	4,099	4,929	12,670	13,471
Payroll Taxes	2,415	2,288	8,948	8,445
Medical, Dental, and Life Insurance	2,064	1,641	6,304	5,390
Separation Expense	1,358	418	2,480	2,493
Total Salaries and Benefits	$46,566	$45,731	$139,256	$139,871

Net equipment expense declined $1.5 million or 20% and $8.6 million or 33% for the three and nine months ended September 30, 2004 compared to the same prior year periods.  The decreases were mainly due to reduced depreciation expense and software license fees resulting from the systems replacement project.

Other non-interest expense increased $9.3 million or 16% for the first nine months of 2004 compared to the same period in 2003.  As a result of the systems replacement project outsourcing, expense for technology services increased by $3.3 million for the first nine months of 2004.  The increase in other non-interest expense was also due to a $2.2 million reserve recorded in the second quarter of 2004 related primarily to a legal settlement, as well as increased advertising cost and expenses for professional services relating to the Company’s mutual funds.

BALANCE SHEET ANALYSIS

Short-Term Earning Assets

Short-term earning assets, consisting of interest-bearing deposits and funds sold, totaled $55.0 million at September 30, 2004, a decrease of $99.8 million and $153.7 million from December 31, 2003 and September 30, 2003, respectively.  The declines from 2003 were mainly due to the use of funds to reduce long term-debt, deploy into longer term assets and repurchase the Company’s stock.

Investment Securities

Investment securities totaled $3.0 billion at September 30, 2004, a $240.3 million increase from December 31, 2003 as a portion of excess liquidity was deployed into investment securities.  At September 30, 2004 and December 31, 2003 investment securities with a book value of $1.5 billion and $1.4 billion, respectively, were pledged to secure deposits of public (government) entities and repurchase agreements.

Changes in interest rates influence the fair market values of certain investment securities, including mortgage-backed securities, which can result in temporary gross unrealized losses.  The gross unrealized losses on temporarily impaired investment securities that had been impaired for less than 12 months as of September 30, 2004 totaled $16.2 million or one percent of the total investment securities book value, compared to $16.6 million at December 31, 2003.  The improvement, which was primarily related to mortgage-backed securities, was due to the change in the securities portfolio mix in which purchased securities yielded higher interest rates than those that have matured.  The Company has both the intent and ability to hold the securities for the time necessary to recover the amortized cost.  As of September 30, 2004, no investment security had been impaired for more than 12 months.

Table 5 presents the detail of the investment securities portfolio at September 30, 2004 and December 31, 2003.

Investment Securities (Unaudited)	Table 5

(dollars in thousands)	Amortized Cost	Fair Value

At September 30, 2004
Securities Available for Sale:
Equity Securities	$5	$5
Debt Securities Issued by the U.S. Treasury and Agencies	58,795	59,560
Debt Securities Issued by States and Municipalities	7,587	7,785
Mortgage-Backed Securities	1,906,531	1,918,469
Other Debt Securities	338,562	342,508
Total	$2,311,480	$2,328,327
Securities Held to Maturity:
Debt Securities Issued by the U.S. Treasury and Agencies	$—	$—
Debt Securities Issued by States and Municipalities	90	97
Mortgage-Backed Securities	630,186	624,490
Total	$630,276	$624,587

At December 31, 2003
Securities Available for Sale:
Equity Securities	$261	$261
Debt Securities Issued by the U.S. Treasury and Agencies	59,339	60,990
Debt Securities Issued by States and Municipalities	5,957	6,220
Mortgage-Backed Securities	1,790,692	1,805,273
Other Debt Securities	118,040	118,372
Total	$1,974,289	$1,991,116
Securities Held to Maturity:
Debt Securities Issued by the U.S. Treasury and Agencies	$22,021	$22,018
Debt Securities Issued by States and Municipalities	130	142
Mortgage-Backed Securities	705,082	698,539
Total	$727,233	$720,699

Loans Held for Sale

Loans held for sale, consisting of residential mortgage loans, totaled $18.6 million at September 30, 2004, $9.2 million at December 31, 2003 and $23.1 million at September 30, 2003.  The changes in 2004 as compared to both periods in 2003 were a result of the impact of mortgage loan sales activity and production volume.

Loans and Leases

As of September 30, 2004, loans and leases outstanding were $5.8 billion, relatively unchanged compared to December 31, 2003 and an increase of $245.2 million from September 30, 2003.  Growth has continued in the consumer loan portfolios due to increased branch sales activities and higher utilization of home equity lines of credit.  Although loan originations in the commercial portfolio have been strong, commercial loan balances were impacted by loan pay-offs from large corporate borrowers.  Table 6 presents the composition of the loan portfolio by major categories and Table 7 presents the composition of consumer loans by geographic area.

Loan Portfolio Balances (Unaudited)	Table 6

(dollars in thousands)	September 30, 2004	June 30, 2004	December 31, 2003	September 30, 2003
Domestic Loans
Commercial
Commercial and Industrial	$755,455	$776,815	$816,246	$843,895
Commercial Mortgage	648,991	643,382	639,354	629,225
Construction	104,709	98,916	101,321	92,343
Lease Financing	447,005	447,673	435,934	426,839
Total Commercial	1,956,160	1,966,786	1,992,855	1,992,302
Consumer
Residential Mortgage	2,261,814	2,257,624	2,320,410	2,329,321
Home Equity	609,981	559,225	467,019	446,032
Purchased Home Equity	143,300	162,730	212,514	109,814
Other Consumer	729,747	721,386	658,831	582,934
Lease Financing	33,796	34,676	35,320	35,347
Total Consumer	3,778,638	3,735,641	3,694,094	3,503,448
Total Domestic Loans	5,734,798	5,702,427	5,686,949	5,495,750
Foreign Loans	80,777	84,887	70,226	74,655
Total Loans and Leases	$5,815,575	$5,787,314	$5,757,175	$5,570,405

Consumer Loans by Geographic Area (Unaudited)	Table 7

(dollars in thousands)	September 30, 2004	June 30, 2004	December 31, 2003 [1]	September 30, 2003 [1]
Hawaii
Residential Mortgage	$2,047,744	$2,042,079	$2,106,456	$2,115,424
Home Equity	600,413	551,099	458,425	437,128
Other Consumer	593,859	589,671	550,411	492,421

Guam
Residential Mortgage	208,434	209,972	208,339	208,805
Home Equity	8,131	8,067	8,594	8,904
Other Consumer	92,124	87,963	68,999	55,700

U.S. Mainland
Purchased Home Equity	143,300	162,730	212,514	109,814

Other Pacific Islands
Residential Mortgage	5,636	5,573	5,615	5,092
Home Equity	1,437	59	—	—
Other Consumer	77,560	78,428	74,741	70,160
Total Consumer Loans	$3,778,638	$3,735,641	$3,694,094	$3,503,448

1 Certain 2003 information has been reclassified to conform to 2004 presentation.

Mortgage Servicing Rights

As of September 30, 2004, the Company’s portfolio of residential loans serviced for third parties totaled $2.7 billion, a decrease of $267.7 million and $419.2 million from December 31, 2003 and September 30, 2003, respectively.  The carrying value of mortgage servicing rights was $20.0 million at September 30, 2004, a decrease of $2.2 million and $3.3 million from December 31, 2003 and September 30, 2003, respectively.  Although mortgage prepayments have slowed from 2003, the decline in carrying value of mortgage servicing rights continued to be attributable to mortgage prepayments reflective of the low interest rate environment and decline in saleable production volume.  Depending on loan type, recent prepayment speeds for Hawaii mortgages either approximated or were slightly higher than national averages.

Deposits

As of September 30, 2004, deposits totaled $7.4 billion, an increase of $80.5 million from December 31, 2003 and $311.1 million from September 30, 2003.  The Company’s deposit growth continued to be primarily in demand and savings deposits, while higher cost time deposits have been reduced.

The average time deposits of $100,000 or more is presented in Table 8.

Average Time Deposits of $100,000 or More (Unaudited)	Table 8

	Three Months Ended			Nine Months Ended
(dollars in thousands)	September 30, 2004	December 31, 2003	September 30, 2003	September 30, 2004	September 30, 2003
Average Time Deposits	$543,065	$633,602	$642,294	$573,643	$706,235

Short-Term Borrowings and Long-Term Debt

Short-term borrowings, including securities sold under agreements to repurchase, funds purchased and other short-term borrowings, totaled $764.3 million at September 30, 2004, an increase of $169.8 million from December 31, 2003 and flat with September 30, 2003. The increase in short-term borrowings from December 31, 2003 was due to higher placements received from public (government) entities in the form of securities sold under agreements to repurchase.  Long-term debt, totaled $252.6 million at September 30, 2004, a decrease of $71.4 million and $71.7 million from December 31, 2003 and September 30, 2003, respectively.  The decrease was due to a total of $90.0 million of privately placed notes that matured in 2004, $70.0 million of which matured in the third quarter of 2004.  A portion was replaced with a $25.0 million Federal Home Loan Bank (the “FHLB”) advance.  For additional information, refer to the section on “Corporate Risk Profile – Liquidity Management.”

Shareholders’ Equity

The Company’s capital position remains strong.  The 5% net reduction in capital from December 31, 2003 to September 30, 2004 is attributable to the Company’s continuing common stock repurchase program and dividends offset by earnings for the first nine months of 2004.  A further discussion of the Company’s capital is included in the “Corporate Risk Profile – Capital Management” section of this report.

Guarantees

The Company’s standby letters of credit totaled $130.9 million at September 30, 2004, an increase of $18.9 million and $23.0 million from December 31, 2003 and September 30, 2003, respectively.

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

The business segments are managed with a focus on performance measures, including risk adjusted return on capital (“RAROC”) and net income after capital charge (“NIACC”).  RAROC is the ratio of net income to risk-adjusted equity. Equity is allocated to each business segment based on an assessment of its inherent risk.  NIACC is net income less a charge for allocated capital.  The cost of capital is determined by multiplying management’s estimate of the shareholder’s minimum required rate of return on capital invested (11% for 2004 and 2003) by the segment’s allocated equity.  The Company assumes a cost of capital that is equal to a risk-free rate plus a risk premium of an equity investment in the Company.  The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company’s overall asset and liability management activities on a proportionate basis.  The basis for the allocation of net interest income is a function of management decisions and assumptions that are subject to change based on changes in current interest rate and market conditions.  The Provision recorded in the Retail Banking, Commercial Banking and Investment Services Group segments represents actual net charge-offs of these segments.  The Provision charged to the Treasury and Other Corporate segment primarily represents the change in the level of the Allowance and also includes recoveries from the divested businesses.

The financial results for the three and nine months ended September 30, 2004 and 2003 are discussed below and are presented in Table 9a and Table 9b, respectively.

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

Allocated net income, NIACC and RAROC for the Retail Banking segment decreased for the three and nine months ended September 30, 2004 as compared to the same periods in 2003.  Net interest income declined primarily due to the decrease in the earnings credit from funds transfer pricing on the segment’s deposit account balances, reflective of lower interest rates.  Non-interest income was lower mainly as a result of a decrease in mortgage banking income.    The decrease in non-interest expense for the three months ended September 30, 2004 as compared to the same period in 2003 was mainly due to lower salary expense.  The decrease in non-interest expense for the nine months ended September 30, 2004 as compared to the same prior year period was largely due to lower equipment expenses and no systems replacement costs.  The increase in the economic provision was due to growth in the segment’s automobile and installment loan portfolios.

Commercial Banking

The Commercial Banking segment offers products including corporate banking and commercial real estate loans, lease financing, auto dealer financing, deposit and cash management products and property and casualty insurance products.  Lending, deposit and cash management services are offered to middle-market and large companies in Hawaii.  Commercial real estate mortgages are focused on customers that include investors, developers and builders primarily domiciled in Hawaii.  The Commercial Banking unit also includes the Company’s operations at 13 branches in the Pacific Islands.

The improvement in the segment’s financial measures for the three and nine months ended September 30, 2004 compared to the same periods in 2003 was primarily a result of an increase in non-interest income resulting from a gain on the sale of assets at the end of a leveraged lease transaction.   In addition, the nine-month period benefited from higher account analysis fees as a result of lower offsetting earnings credit and a leasing partnership investment distribution. These positive trends were offset by the decline in net interest income due to the decrease in the earnings credit from funds transfer pricing on the segment’s deposit account balances reflective of lower interest rates.

For the nine months ended September 30, 2004 compared to the same prior year period, non-interest expense declined largely due to lower allocated expenses.

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

The segment’s key financial measures decreased for the three and nine months ended September 30, 2004 compared to the same periods in 2003.  In the third quarter of 2004, net interest income increased primarily due to higher deposit balances.  For the three and nine months ended September 30, 2004 compared to the same periods in 2003, non-interest income increased because of an increase in trust and asset management fee income due to an improvement in market conditions and an increase in other income due to the sale of the corporate trust business. These positive trends were offset by increases in both direct and allocated non-interest expense.  The increase in non-interest expense was primarily due to increased professional fees relating to the Company’s mutual funds.

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

This segment also includes divisions (Technology, Operations, Human Resources, Finance, Credit and Risk Management and Corporate and Regulatory Administration) that provide a wide-range of support to the other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.  Results for this segment in 2003 include the systems replacement costs that were not incurred by or allocated to the Retail, Commercial and Investment Services Group segments.

The improvement in the segment’s key financial measures for the three and nine months ended September 30, 2004, compared to the same periods in 2003, was primarily due to an increase in net interest income and no systems replacement costs.  The increase in net interest income was due to the impact of the lower cost of funding deposits by the Treasury unit.  This segment’s NIACC was also favorably impacted by a lower capital charge due to the reduction of the Company’s excess capital as a result of the continuing share repurchase activity.

Business Segment Selected Financial Information (Unaudited)	Table 9a

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services Group	Treasury and Other Corporate	Consolidated Total

Three Months Ended September 30, 2004
Net Interest Income	$51,347	$33,978	$2,893	$10,561	$98,779
Provision for Loan and Lease Losses	2,121	(847)	(1)	(1,273)	—
Net Interest Income After Provision for Loan and Lease Losses	49,226	34,825	2,894	11,834	98,779
Non-Interest Income	22,430	15,399	12,762	2,463	53,054
	71,656	50,224	15,656	14,297	151,833
Non-Interest Expense	(43,605)	(23,092)	(13,559)	(3,934)	(84,190)
Income Before Income Taxes	28,051	27,132	2,097	10,363	67,643
Provision for Income Taxes	(10,379)	(10,062)	(776)	(3,359)	(24,576)
Allocated Net Income	17,672	17,070	1,321	7,004	43,067
Allowance Funding Value	(166)	(621)	(6)	793	—
GAAP Provision	2,121	(847)	(1)	(1,273)	—
Economic Provision	(3,584)	(2,467)	(86)	(1)	(6,138)
Tax Effect of Adjustments	602	1,456	34	179	2,271
Income Before Capital Charge	16,645	14,591	1,262	6,702	39,200
Capital Charge	(5,441)	(4,828)	(1,339)	(8,516)	(20,124)
Net Income (Loss) After Capital Charge (NIACC)	$11,204	$9,763	$(77)	$(1,814)	$19,076

RAROC (ROE for the Company)	33%	33%	10%	20%	23%

Total Assets at September 30, 2004	$3,711,048	$2,295,916	$124,929	$3,462,916	$9,594,809

Three Months Ended September 30, 2003 [1]
Net Interest Income	$53,167	$34,126	$2,672	$1,140	$91,105
Provision for Loan and Lease Losses	2,451	3,549	(5)	(5,995)	—
Net Interest Income After Provision for Loan and Lease Losses	50,716	30,577	2,677	7,135	91,105
Non-Interest Income	25,629	12,656	12,196	3,310	53,791
	76,345	43,233	14,873	10,445	144,896
Information Technology Systems Replacement Project	(36)	—	—	(4,313)	(4,349)
Non-Interest Expense	(47,267)	(22,966)	(12,083)	(2,212)	(84,528)
Income Before Income Taxes	29,042	20,267	2,790	3,920	56,019
Provision for Income Taxes	(10,746)	(7,366)	(1,032)	(188)	(19,332)
Allocated Net Income	18,296	12,901	1,758	3,732	36,687
Allowance Funding Value	(152)	(940)	(7)	1,099	—
GAAP Provision	2,451	3,549	(5)	(5,995)	—
Economic Provision	(3,014)	(3,147)	(98)	(12)	(6,271)
Tax Effect of Adjustments	264	199	41	1,817	2,321
Income Before Capital Charge	17,845	12,562	1,689	641	32,737
Capital Charge	(5,797)	(5,657)	(1,238)	(11,272)	(23,964)
Net Income (Loss) After Capital Charge (NIACC)	$12,048	$6,905	$451	$(10,631)	$8,773

RAROC (ROE for the Company)	34%	24%	15%	2%	17%

Total Assets at September 30, 2003	$3,512,927	$2,257,905	$111,474	$3,488,449	$9,370,755

1 Certain 2003 information has been reclassified to conform to 2004 presentation.

Business Segment Selected Financial Information (Unaudited)	Table 9b

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services Group	Treasury and Other Corporate	Consolidated Total

Nine Months Ended September 30, 2004
Net Interest Income	$151,155	$101,648	$8,572	$29,284	$290,659
Provision for Loan and Lease Losses	7,455	1,630	47	(12,632)	(3,500)
Net Interest Income After Provision for Loan and Lease Losses	143,700	100,018	8,525	41,916	294,159
Non-Interest Income	67,833	38,060	40,101	10,750	156,744
	211,533	138,078	48,626	52,666	450,903
Non-Interest Expense	(131,382)	(69,339)	(39,641)	(11,975)	(252,337)
Income Before Income Taxes	80,151	68,739	8,985	40,691	198,566
Provision for Income Taxes	(29,656)	(25,436)	(3,324)	(13,052)	(71,468)
Allocated Net Income	50,495	43,303	5,661	27,639	127,098
Allowance Funding Value	(442)	(2,045)	(20)	2,507	—
GAAP Provision	7,455	1,630	47	(12,632)	(3,500)
Economic Provision	(10,489)	(8,065)	(279)	(6)	(18,839)
Tax Effect of Adjustments	1,286	3,138	93	3,749	8,266
Income Before Capital Charge	48,305	37,961	5,502	21,257	113,025
Capital Charge	(16,696)	(15,233)	(3,919)	(26,465)	(62,313)
Net Income (Loss) After Capital Charge (NIACC)	$31,609	$22,728	$1,583	$(5,208)	$50,712

RAROC (ROE for the Company)	32%	27%	15%	24%	22%

Total Assets at September 30, 2004	$3,711,048	$2,295,916	$124,929	$3,462,916	$9,594,809

Nine Months Ended September 30, 2003 [1]
Net Interest Income	$158,498	$103,479	$8,627	$1,986	$272,590
Provision for Loan and Lease Losses	4,620	6,721	(5)	(11,336)	—
Net Interest Income After Provision for Loan and Lease Losses	153,878	96,758	8,632	13,322	272,590
Non-Interest Income	71,938	29,756	37,537	10,052	149,283
	225,816	126,514	46,169	23,374	421,873
Information Technology Systems Replacement Project	(986)	(23)	(333)	(20,529)	(21,871)
Non-Interest Expense	(136,145)	(70,274)	(36,457)	(9,724)	(252,600)
Income (Loss) Before Income Taxes	88,685	56,217	9,379	(6,879)	147,402
Provision for Income Taxes	(32,814)	(20,453)	(3,470)	5,857	(50,880)
Allocated Net Income (Loss)	55,871	35,764	5,909	(1,022)	96,522
Allowance Funding Value	(465)	(3,181)	(23)	3,669	—
GAAP Provision	4,620	6,721	(5)	(11,336)	—
Economic Provision	(8,623)	(9,241)	(334)	(21)	(18,219)
Tax Effect of Adjustments	1,653	2,109	134	2,845	6,741
Income (Loss) Before Capital Charge	53,056	32,172	5,681	(5,865)	85,044
Capital Charge	(17,052)	(16,522)	(3,761)	(39,011)	(76,346)
Net Income (Loss) After Capital Charge (NIACC)	$36,004	$15,650	$1,920	$(44,876)	$8,698

RAROC (ROE for the Company)	34%	21%	17%	(6)%	14%

Total Assets at September 30, 2003	$3,512,927	$2,257,905	$111,474	$3,488,449	$9,370,755

1  Certain 2003 information has been reclassified to conform to 2004 presentation.

FOREIGN OPERATIONS

The countries in which the Company maintains its largest exposure on a cross-border basis include Netherlands, Australia and United Kingdom.  Table 10 presents as of September 30, 2004, December 31, 2003 and September 30, 2003, a geographic distribution of the Company’s cross-border assets for selected countries.  The primary components of cross-border assets as of September 30, 2004 were investment securities of $333.0 million and loans of $108.9 million.

Geographic Distribution of Cross-Border International Assets (Unaudited) [1]	Table 10

(dollars in thousands)

Country	September 30, 2004	December 31, 2003 [2]	September 30, 2003 [2]

Australia	$86,358	$36,283	$36,917
Netherlands	122,958	42,229	91,876
United Kingdom	69,681	110,460	59,734
All Others	199,901	162,037	117,716
Total	$478,898	$351,009	$306,243

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

Generally, the Company’s asset quality continued to improve during the quarter as evidenced by lower levels of internally criticized loans, non-performing assets and a reduced level of net loan charge-offs.  The ratio of non-performing assets to total loans and foreclosed real estate at September 30, 2004 was 0.27%, reduced from 0.55% at December 31, 2003.  Net loan charge-offs (annualized) for the first nine months of 2004 as a percent of average loans outstanding were 0.02%, a decline from 0.25% from the same prior year period, due in large part to a $6.0 million recovery in the second quarter of 2004.  Excluding this recovery, the 2004 year-to-date ratio would have been 0.16%.  For the third quarter 2004, net charge-offs were $0.3 million or 0.02% (annualized) of average loans outstanding, reflecting charge-offs primarily of consumer and small business loans, offset by commercial loan recoveries.

The Company’s more favorable credit risk position relative to a year ago reflects a continued strategy that shifted to borrowers and industries believed to have a lower risk profile, reduced large borrower concentrations and an improving U.S. economy.  In addition, ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits.  Despite record-high oil prices, overall risk in the portfolio of Hawaii-based loans also continues to improve, primarily due to a local economy that remains satisfactory with some positive trends in real economic measures.

Although the overall credit risk profile continued to improve, the domestic legacy airline carriers have a higher risk profile with current negative trends.  Outstandings to legacy carriers as of September 30, 2004 were $19.0 million and are included in the United States National Passenger Carriers total, as shown on Table 11 below.  Record-high oil prices are having a pronounced impact on already struggling domestic legacy airline carriers, who have a less competitive business model in the current environment.  In the evaluation of the Allowance, the Company considered the current financial strain on airlines which offset the impact of the improvement in other components of the loan portfolio.  Concentration of credit exposure to selected components of the portfolio is included in Table 11.

Selected Concentrations of Credit Exposure (Unaudited)	Table 11

	September 30, 2004			Dec. 31, 2003 [1]	Sept. 30, 2003 [1]
(dollars in thousands)	Outstandings	Unused Commitments	Total Exposure	Total Exposure	Total Exposure

Air Transportation
United States Regional Passenger Carriers	$44,602	$12,903	$57,505	$59,231	$59,866
United States National Passenger Carriers	37,771	—	37,771	37,259	37,684
Passenger Carriers Based Outside United States	28,540	—	28,540	31,549	31,670
Cargo Carriers	13,771	—	13,771	14,405	14,405
Total Air Transportation	$124,684	$12,903	$137,587	$142,444	$143,625

Guam
Hotel	$9,348	$—	$9,348	$17,733	$17,768
Other Commercial	156,592	40,868	197,460	184,129	183,115
Consumer	308,689	12,968	321,657	288,831	277,521
Total Guam	$474,629	$53,836	$528,465	$490,693	$478,404
Syndicated Exposure	$186,214	$604,141	$790,354	$925,864	$918,503
Other Large Borrowers [2]	$81,394	$216,632	$298,026	$336,748	$350,897

Exposure includes loans, leveraged leases and operating leases.

1          For three borrowers, reclassifications occurred between Regional and National Carriers.  Syndicated Exposure was restated.

2          Other Large Borrowers is defined as exposure with commitments of $25.0 million and greater, excluding those collateralized by cash and those separately identified as Air Transportation, Guam and Syndicated Exposure.

In Guam, which is sensitive to tourism and military spending, economic indicators are trending upward although some uncertainty continues to exist.  Tourism has rebounded to pre-September 11, 2001 levels and the announced increases in military spending and presence are encouraging.  As of September 30, 2004, internally classified exposure was reduced by 29% from December 31, 2003.  This reduction was achieved through strategic reduction and some borrower improvement.  Targeted lending to select commercial borrowers is active, while the consumer lending business is leading the portfolio growth.

Two of the Company’s top ten syndicated loan outstandings (totaling $60.1 million) as of June 30, 2004 were paid off during the third quarter, reducing concentrations in large borrowers.  At September 30, 2004, the Company’s largest syndicated loan outstanding totaled $21.0 million for a new hotel construction on the island of Maui and the second largest syndicated loan outstanding totaled $17.1 million to a local residential real estate builder.  The ten largest syndicated loans outstanding at September 30, 2004 totaled $118.8 million or 64% of total syndicated loans.  Of this amount, 66% reflected loans to major borrowers with operations in Hawaii of which 63% was in the real estate sector.  No syndicated outstandings were internally classified.

The Company’s other large borrowers include six exposures of $25.0 million and greater.  The borrowers are major companies, most with Hawaii operations.  Three exposures are commercial paper backup lines to investment grade companies and are undrawn. The remaining three exposures have their loans collateralized by real estate and other assets and are substantially funded.

Non-Performing Assets

Non-performing assets (“NPAs”) consist of non-accrual loans and foreclosed real estate.  NPAs decreased by $15.7 million or 50% from December 31, 2003 to $16.0 million as of September 30, 2004, primarily due to the partial charge-off and disengagement of a Hawaii business, a loan pay-off in Guam, the transfer of a Company occupied foreclosed real estate property to premises.

NPAs in Guam as of September 30, 2004 were $8.4 million, a decrease of $4.3 million or 34% from December 31, 2003.  The improvement reflects a loan pay-off and positive resolutions in residential mortgages.  One real estate secured borrower represented 64% of Guam’s total NPAs.

Impaired loans totaled $6.9 million at September 30, 2004, a decrease of $9.1 million or 57% from $16.0 million at December 31, 2003.  These loans had a related Allowance that totaled $0.6 million at September 30, 2004, a decrease of $0.3 million from December 31, 2003.

Loans Past Due 90 Days or More and Still Accruing Interest

Accruing loans past due 90 days or more were $5.0 million at September 30, 2004, an increase of $1.5 million from
December 31, 2003.  The increase was due to an increase in past due residential mortgage loans and personal unsecured lines of credit, partially offset by positive resolutions of prior period amounts.  Loss rates on residential mortgage loans in the Hawaii portfolio continue to be negligible.

Refer to Table 12 for further information on non-performing assets.

Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More (Unaudited)	Table 12

(dollars in thousands)	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003

Non-Performing Assets
Non-Accrual Loans
Commercial
Commercial and Industrial	$775	$680	$6,009	$6,015	$7,856
Commercial Mortgage	5,552	5,649	7,388	9,337	10,977
Lease Financing	1,913	1,948	1,962	2,181	2,388
Total Commercial	8,240	8,277	15,359	17,533	21,221
Consumer
Residential Mortgage	7,278	7,688	7,685	9,354	9,669
Home Equity	251	306	406	460	497
Total Consumer	7,529	7,994	8,091	9,814	10,166
Total Non-Accrual Loans	15,769	16,271	23,450	27,347	31,387
Foreclosed Real Estate	208	4,889	4,416	4,377	8,757
Total Non-Performing Assets	$15,977	$21,160	$27,866	$31,724	$40,144

Accruing Loans Past Due 90 Days or More
Commercial
Commercial and Industrial	$65	$19	$707	$725	$695
Commercial Mortgage	688	693	702	—	—
Lease Financing	—	—	—	117	—
Total Commercial	753	712	1,409	842	695
Consumer
Residential Mortgage	2,588	698	595	1,430	2,027
Purchased Home Equity	97	32	107	—	107
Other Consumer	1,533	1,142	1,180	1,210	1,059
Lease Financing	32	57	—	—	—
Total Consumer	4,250	1,929	1,882	2,640	3,193
Total Accruing and Past Due	$5,003	$2,641	$3,291	$3,482	$3,888

Total Loans and Leases	$5,815,575	$5,787,314	$5,714,996	$5,757,175	$5,570,405

Ratio of Non-Accrual Loans to Total Loans	0.27%	0.28%	0.41%	0.48%	0.56%

Ratio of Non-Performing Assets to Total Loans and Foreclosed Real Estate	0.27%	0.37%	0.49%	0.55%	0.72%

Ratio of Non-Performing Assets and Accruing Loans Past Due 90 Days or More to Total Loans	0.36%	0.41%	0.55%	0.61%	0.79%

Quarter to Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$21,160	$27,866	$31,724	$40,144	$41,952
Additions	2,094	3,909	3,293	2,340	3,199
Reductions
Payments	(1,386)	(4,232)	(4,555)	(3,416)	(1,782)
Return to Accrual	(1,122)	(2,700)	(1,444)	(839)	(1,464)
Sales of Foreclosed Assets	(682)	(147)	(310)	(4,418)	(1,025)
Charge-offs/Write-downs	(88)	(3,536)	(842)	(2,087)	(736)
Transfer to Premises	(3,999)	—	—	—	—
Total Reductions	(7,277)	(10,615)	(7,151)	(10,760)	(5,007)
Balance at End of Quarter	$15,977	$21,160	$27,866	$31,724	$40,144

Allowance for Loan and Lease Losses

The Company maintains an Allowance adequate to cover management’s estimate of probable credit losses inherent in its lending portfolios based on a comprehensive quarterly analysis of historical loss experience supplemented by judgmental expectations of portfolio performance and economic conditions as of a given balance sheet date.

The Allowance at September 30, 2004 decreased by $4.4 million from December 31, 2003, reflecting the combination of a $3.5 million negative Provision in the second quarter and net loan charge-offs totaling $0.9 million.  The reduction in the Allowance was based on improvement in credit quality and ongoing assessments of economic conditions and risk. The ratio of the Allowance to total loans and leases outstanding decreased 10 basis points from 2.24% at December 31, 2003 due to the decrease in the Allowance and to an increase in average loans outstanding.  A summary of the Allowance is presented in Table 13.

The $0.3 million reduction in the Allowance from the prior quarter is equal to net loan charge-offs, as no provision was recorded.  Loan charge-offs in the third quarter of 2004 of $5.0 million were partially offset by recoveries of $4.7 million.

Consolidated Allowance for Loan and Lease Losses (Unaudited)	Table 13

	Three Months Ended			Nine Months Ended
(dollars in thousands)	September 30, 2004	June 30, 2004	September 30, 2003	September 30,
				2004	2003
Balance at Beginning of Period			$137,974	$129,080	$142,853
Loans Charged-Off
Commercial
Commercial and Industrial	227	3,328	1,132	3,942	3,314
Commercial Mortgage	—	—	149	574	549
Construction	—	—	—	—	529
Lease Financing	—	379	12	607	352
Consumer
Residential Mortgage	226	319	39	690	1,416
Home Equity	11	9	—	20	89
Purchased Home Equity	173	201	114	464	114
Other Consumer	4,268	4,564	6,784	13,487	13,492
Lease Financing	45	28	50	109	167
Total Loans Charged-Off	4,950	8,828	8,280	19,893	20,022
Recoveries on Loans Previously Charged-Off
Commercial
Commercial and Industrial	1,206	1,245	551	3,431	2,942
Commercial Mortgage	1,093	151	31	1,933	105
Construction	94	—	—	529	955
Lease Financing	2	1	1	18	18
Consumer
Residential Mortgage	207	304	455	805	912
Home Equity	14	101	25	154	129
Purchased Home Equity	51	57	—	108	—
Other Consumer	1,502	1,703	1,494	4,868	4,163
Lease Financing	9	16	—	80	52
Foreign	519	6,469	424	7,038	568
Total Recoveries on Loans Previously Charged-Off	4,697	10,047	2,981	18,964	9,844
Net Loan Recoveries (Charge-Offs)	(253)	1,219	(5,299)	(929)	(10,178)
Provision for Loan and Lease Losses	—	(3,500)	—	(3,500)	—
Balance at End of Period	$124,651	$124,904	$132,675	$124,651	$132,675

Average Loans Outstanding	$5,796,350	$5,772,926	$5,546,154	$5,770,642	$5,508,778
Ratio of Net Loan Charge-Offs to Average Loans Outstanding (annualized)	0.02%	(0.08)%	0.38%	0.02%	0.25%
Ratio of Allowance to Loans and Leases Outstanding	2.14%	2.16%	2.38%	2.14%	2.38%

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

Table 14 presents, as of September 30, 2004, December 31, 2003 and September 30, 2003, the estimate of the change in net interest income (“NII”) that would result from a gradual 200 basis point decrease or increase in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for NII.  The 200 basis point increase would equate to an average increase of $2.2 million increase in NII per quarter.  The Company’s balance sheet continues to be asset-sensitive.

Market Risk Exposure to Interest Rate Changes (Unaudited)	Table 14

	September 30, 2004		December 31, 2003		September 30, 2003
	Interest Rate Change (in basis points)		Interest Rate Change (in basis points)		Interest Rate Change (in basis points)
(dollars in millions)	-200	+200	-200	+200	-200	+200
Estimated Exposure as a Percent of Net Interest Income	(6.1)%	2.3%	(4.8)%	4.0%	(5.6)%	4.6%
Estimated Exposure to Net Interest Income Per Quarter	$(5.9)	$2.2	$(4.4)	$3.7	$(5.1)	$4.2

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

The Bank is a member of the FHLB, which provides an additional source of short-and long-term funding.  Outstanding borrowings from the FHLB were $87.5 million at September 30, 2004, compared to $68.5 million at December 31, 2003 and September 30, 2003.  The increase from 2003 was from an additional $25.0 million advance that bears a 3.2% interest rate and matures in 2007.

Additionally, the Bank maintains a $1 billion senior and subordinated bank note program.  Under this facility, the Bank may issue additional notes provided that the aggregate amount outstanding does not exceed $1 billion.  Subordinated notes outstanding under this bank note program totaled $124.7 million at September 30, 2004, December 31, 2003 and September 30, 2003.

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

At September 30, 2004, shareholders’ equity totaled $756.7 million, a 5% net decrease from December 31, 2003.  The decrease in shareholders’ equity during the first nine months of 2004 was primarily attributable to the Company’s repurchase of its common stock under the repurchase program and dividends, offset by earnings.

During the nine months ended September 30, 2004, 4.1 million shares of common stock were repurchased at an average cost of $44.54 per share, totaling $182.1 million.  From the beginning of the share repurchase program in July 2001 through September 30, 2004, the Company repurchased a total of 33.9 million shares and returned a total of $1,037.1 million to shareholders at an average cost of $30.59 per share.  From October 1, 2004 through October 22, 2004, the Company repurchased an additional 80,000 shares of common stock at an average cost of $49.11 per share for a total of $3.9 million, resulting in remaining buyback authority under the existing repurchase program of $108.9 million.

In October 2004, the Company’s Board of Directors declared a cash dividend of $0.33 per share on the Company’s outstanding shares.  The dividend will be payable on December 14, 2004 to shareholders of record at the close of business on November 29, 2004.

Table 15 presents the regulatory capital and ratios as of September 30, 2004, December 31, 2003 and September 30, 2003.

Regulatory Capital and Ratios (Unaudited)	Table 15

	(dollars in thousands)	September 30, 2004	December 31, 2003	September 30, 2003

	Regulatory Capital
	Shareholders’ Equity	$756,707	$793,132	$823,760
Add:	8.25% Capital Securities of Bancorp Hawaii Capital Trust I	31,425	31,425	31,425
Less:	Goodwill	36,216	36,216	36,216
	Unrealized Valuation and Other Adjustments	10,784	10,771	12,747
	Tier I Capital	741,132	777,570	806,222
	Allowable Reserve for Loan Losses	80,604	78,147	75,432
	Subordinated Debt	99,798	124,709	124,696
	Unrealized Gains on Available for Sale Equity Securities	52	66	86
	Total Regulatory Capital	$921,586	$980,492	1,006,436

	Risk Weighted Assets	$6,404,282	$6,200,831	$5,977,306
	Key Regulatory Capital Ratios
	Average Equity/Average Assets Ratio	7.57%	9.60%	9.18%
	Tier I Capital Ratio	11.57%	12.54%	13.49%
	Total Capital Ratio	14.39%	15.81%	16.84%
	Leverage Ratio	7.69%	8.43%	8.52%

Economic Outlook

Hawaii’s economy continued to expand during the third quarter of 2004.  Tourism remains strong and is on track to establish 2004 as a record year in terms of total visitors.  Hawaii’s unemployment rate fell below 3%, the lowest in the country, as job growth continued in excess of 2%.  Real estate transactions and valuations continued to increase and military housing privatization initiatives are expected to augment private construction growth, beginning in the fourth quarter of 2004.  These trends are expected to drive capital spending forward for several more years.  A rise in core inflation in the Honolulu consumer price index (CPI) from around 1.5% to 3% during the first half of 2004 may indicate the state economy is approaching full employment.  However, Hawaii’s real personal income growth remains stable at 2% to 3% in 2004, as it has since 1997.

Earnings Outlook

The Company currently anticipates net income for the full year of 2004 will be approximately $166 million to $168 million.  Based on present conditions, the Company does not expect to record a Provision during the fourth quarter of 2004.  However, the actual amount of the Provision depends on determinations of credit risk that are made near the end of each quarter.  Earnings per share and return on average equity projections continue to be dependent upon the terms and timing of share repurchases.

Item 3.            Quantitative and Qualitative Disclosures of Market Risk

See Management’s Discussion and Analysis of Financial Conditions and Results of Operations-Market Risk.

Item 4.            Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2004.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. - Other Information

Items 1, 3 and 4 omitted pursuant to instructions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Program [2]

July 1 - 31, 2004	220,200	$45.21	220,000	$134,328,852
August 1 - 31, 2004	445,359	46.48	445,359	113,630,097
September 1 - 30, 2004	16,025	47.17	16,025	112,874,160
Total	681,584	$46.08	681,384

1       The July period included 200 shares purchased from employees in connection with stock option exercises. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Company’s common stock on the date of purchase.

2       The Company announced authorizations of additional share repurchases of $100.0 million and $50.0 million on July 26, 2004 and April 27, 2004, respectively.

Item 5.  Other Information

Allan R. Landon succeeded Michael E. O’Neill as Chairman and Chief Executive Officer of Bank of Hawaii Corporation and its principal subsidiary, Bank of Hawaii, on September 1, 2004.  Mr. Landon, the company’s eighth chairman, will retain the title of President.

Item 6.  Exhibits

Exhibit Index

Exhibit Number

10.1                           Key Executive Change-in-Control Severance Agreement dated June 25, 2004 for R.C. Keene

10.2                           Executive Change-in-Control Severance Agreement dated June 25, 2004 for B.T. Stewart

12                                    Statement Regarding Computation of Ratios

31.1                           Rule 13a-14(a) Certifications

31.2                           Rule 13a-14(a) Certifications

32                                    Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2004		BANK OF HAWAII CORPORATION AND SUBSIDIARIES

	By:	/s/ Allan R. Landon
Allan R. Landon
Chairman, Chief Executive Officer and President

	By:	/s/ Richard C. Keene
Richard C. Keene
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

10.1                           Key Executive Change-in-Control Severance Agreement dated June 25, 2004 for R.C. Keene

10.2                           Executive Change-in-Control Severance Agreement dated June 25, 2004 for B.T. Stewart

12                                    Statement Regarding Computation of Ratios

31.1                           Rule 13a-14(a) Certifications

31.2                           Rule 13a-14(a) Certifications

32                                    Section 1350 Certification