Form 10-K
period 2004-12-31
BANK OF HAWAII CORP
filed 2005-02-28
CIK 46195

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

Yes ☒    No ☐

The aggregate market value of the registrant's voting stock held by non-affiliates is approximately $2,343,380,801 based on the June 30, 2004 closing price of said stock on the New York Stock Exchange ($45.22 per share).

As of February 18, 2005, there were 53,463,015 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 29, 2005, are incorporated by reference into Part III of this Report.

Bank of Hawaii Corporation

Form 10-K

PART I

Item 1. Business

General

Bank of Hawaii Corporation (the "Company") is a Delaware corporation and a bank holding company.

The Company's banking subsidiary, Bank of Hawaii (the "Bank"), was organized under the laws of Hawaii on December 17, 1897 and has its headquarters in Honolulu, Hawaii. Its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of the Federal Reserve System. The only other subsidiary of the Company is Bancorp Hawaii Capital Trust I, a grantor trust organized to effect a financing transaction.

Through the Bank, the Company provides a diversified range of banking financial services and products primarily in Hawaii and the Pacific Islands (Guam and nearby islands and American Samoa). The Bank's subsidiaries include Bank of Hawaii Leasing, Inc., Bankoh Investment Services, Inc., Pacific Century Life Insurance Corporation, Triad Insurance Agency, Inc., Bank of Hawaii Insurance Services, Inc., Pacific Century Insurance Services, Inc., Bankoh Investment Partners, LLC and Bank of Hawaii International, Inc. The Bank's subsidiaries are engaged in equipment leasing, securities brokerage and investment services, and insurance and insurance agency services.

The Company is aligned into the following business segments: Retail Banking, Commercial Banking, Investment Services Group, and Treasury and Other Corporate. Financial and other additional information about the Company's business segments are presented in Table 5 of the Business Segments section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Note 17 to the Consolidated Financial Statements in this report, which is incorporated by reference in this Item.

Information on foreign activities is presented in Table 9 of MD&A, which is incorporated by reference in this Item.

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found free of charge on its internet site at http://www.boh.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). The SEC maintains an internet site, http://www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The Company's Corporate Governance Guidelines; the charters of the Audit Committee, the Executive and Strategic Planning Committee, the Human Resources and Compensation Committee and the Nominating and Corporate Governance Committee; and the Code of Business Conduct and Ethics are available on the Company's website. Upon written request to the Corporate Secretary at 130 Merchant Street, Honolulu, Hawaii, 96813, the information is available in print to any shareholder.

The Company included the Chief Executive Officer and the Chief Financial Officer certifications regarding the Company's public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. Additionally, the Company filed with the New York Stock Exchange (the "NYSE") the Chief Executive Officer certification regarding the Company's compliance with the NYSE's Corporate Governance Listing Standards (the "Listing Standards") pursuant to Section 303A.12(a) of the Listing Standards. The certification was dated May 21, 2004 and indicated that the Chief Executive Officer was not aware of any violations of the Listing Standards by the Company.

Competition

The Company, the Bank and its subsidiaries are subject to substantial competition from banks, savings associations, credit unions, mortgage companies, finance companies, mutual funds, brokerage firms, insurance companies and other providers of financial services, including financial service subsidiaries of commercial and manufacturing companies. The Company also competes with certain non-financial institutions and governmental entities that offer financial products and services. Some of the Company's competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies.

Supervision and Regulation

The Company and the Bank are each extensively regulated under both federal and state law. The following information describes certain aspects of that regulation applicable to the Company and the Bank and does not purport to be complete. To the extent statutory or regulatory provisions are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company or the Bank are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company and the Bank.

The Company

The Company is registered as a bank holding company ("BHC") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to the supervision of and to examinations by the Board of Governors of the Federal Reserve System (the "FRB"). The Company is also registered as a bank holding company under the Hawaii Code of Financial Institutions (the "Code") and is subject to the registration, reporting and examination requirements of the Code.

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

Subject to certain limits, under the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Riegle-Neal Act") an adequately capitalized and adequately managed BHC may acquire control of banks in any state. An interstate acquisition may not be approved if immediately following the acquisition the BHC would control 30% or more of the total FDIC-insured deposits in that state (or such lesser or greater amount set by the state), unless the acquisition is the BHC's initial entry into the state. An adequately capitalized and adequately managed bank may apply for permission to merge with an out-of-state bank and convert all branches of both parties into branches of a single bank. An interstate bank merger may not be approved, if immediately following the acquisition, the acquirer would control 30% or more of the total FDIC-insured deposits in that state (or such lesser or greater amount set by the state), unless the acquisition is the acquirer's initial entry into the state. Banks are also permitted to open newly established branches in any state in which it does not already have banking branches if such state enacts a law permitting such de novo branching.

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

Under the Gramm-Leach-Bliley Act, a BHC may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional BHCs. In order to qualify for the election, all of the depository institution subsidiaries of the BHC must be well capitalized and well managed and all of its insured depository institution subsidiaries must have achieved a rating of "satisfactory" or better under the Community Reinvestment Act (the "CRA"). Financial holding companies are permitted to engage in activities that are "financial in nature" or incidental or complementary thereto as determined by the FRB. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature," including, among others, insurance underwriting and sales, investment advisory services, merchant banking and underwriting and dealing or making a market in securities. The Company has not elected to become a financial holding company.

Bank of Hawaii

The Bank is subject to supervision and examination by the Federal Reserve Bank of San Francisco and the State of Hawaii Department of Commerce and Consumer Affairs Division of Financial Institutions. Depository institutions, including the Bank, are subject to extensive federal and state regulation that significantly affect their business and activities. Regulatory bodies have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in unsafe and unsound banking practices. The standards relate generally to operations and management, asset quality, interest rate exposure, capital and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

Bankoh Investment Services, Inc., the broker dealer subsidiary of the Bank, is regulated by the National Association of Securities Dealers. The insurance subsidiaries, Bank of Hawaii Insurance Services, Inc., Triad Insurance Agency, Inc. and Pacific Century Insurance Services, Inc are incorporated in Hawaii and are therefore regulated by the Hawaii State Department of Insurance. Pacific Century Life Insurance Corporation is incorporated in Arizona and regulated by the Insurance Department of Arizona.

Capital Requirements

The Federal Reserve Board has issued substantially similar risk-based and leverage capital guidelines applicable to BHCs and banks that they supervise. Under the risk-based capital requirements, the Company and the Bank are generally required individually to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance ("Tier 2 capital") and, together with Tier 1 capital equals total capital ("Total capital"). At December 31, 2004, the Company's Tier 1 capital and Total capital ratios to total risk-weighted assets were 12.13% and 14.89%, respectively, and the ratios of Tier 1 capital and Total capital to total risk-weighted assets for the Bank were 10.25% and 12.99%, respectively.

In addition, each of the federal bank regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% for bank and bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing significant growth or expansion. All other banks and bank holding companies will generally be required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. The Company's leverage ratio at December 31, 2004 was 8.29% and the Bank's leverage ratio was 7.03%.

The Federal Reserve Board's risk-based capital standards explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank's capital adequacy. The Federal Reserve Board also has issued additional capital guidelines for certain bank holding companies that engage in trading activities. The Company does not believe that consideration of these additional factors will affect the regulators' assessment of the Company's or the Bank's capital position.

Dividend Restrictions

The Company is a legal entity separate and distinct from the Bank. The Company's principal source of funds to pay dividends on its common stock and to service its debt is dividends from the Bank. Various federal and state statutory provisions and regulations limit the amount of dividends the Bank may pay to the Company without regulatory approval, including requirements to maintain capital above regulatory minimums. The FRB is authorized to determine the circumstances when the payment of dividends would be an unsafe or unsound practice and to prohibit such payments. The right of the Company, its stockholders and creditors to participate in any distribution of the assets or earnings of its subsidiaries also is subject to the prior claims of creditors of those subsidiaries.

For information regarding the limitations on Bank dividends, see Note 9 to the Consolidated Financial Statements, which is incorporated by reference in this Item.

Transactions with Affiliates

The Bank is subject to restrictions under federal law that limit the transfer of funds or other items of value to the Company and any other non-bank affiliates in so-called "covered transactions." In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from the Bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by the Bank with a single affiliate are limited to 10% of the Bank's capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the Bank's capital and surplus.

FDIC Insurance

The Bank's deposits are insured up to $100,000 per insured depositor by the Bank Insurance Fund ("BIF") of the FDIC. As an FDIC-insured bank, the Bank also is subject to FDIC insurance assessments. Currently, the amount of FDIC assessments paid by individual insured depository institutions ranges from zero to $0.27 per $100.0 of insured deposits, based on their relative risk to the deposit insurance funds, as measured by the institutions' regulatory capital position and other supervisory factors. The Bank currently pays the lowest premium rate based upon this risk assessment. However, the FDIC retains the ability to increase regular assessments and to levy special additional assessments.

In addition to deposit insurance fund assessments, beginning in 1997 the FDIC assessed BIF-assessable and Savings Association Insurance Fund ("SAIF")-assessable deposits to fund the repayment of debt obligations of the Financing Corporation ("FICO"). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2004, the annualized rate established by the FDIC for both BIF-assessable and SAIF-assessable deposits was 1.46 basis points (hundredths of 1%).

Under federal law, deposits and certain claims for administrative expenses and employee compensation against insured depository institutions are afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver appointed by regulatory authorities. Such priority creditors would include the FDIC.

Other Safety and Soundness Regulations

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," as defined by the law. Under regulations established by the federal banking agencies, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a Total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, a Total capital ratio of at least 8% and a leverage ratio of at least 4%, or 3% in some cases. As of December 31, 2004, the Bank was classified as "well capitalized." The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions and is not intended to be, and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.

The federal banking agencies' prompt corrective action powers (which increase depending upon the degree to which an institution is undercapitalized) can include, among other things, requiring an insured depository institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution's parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval and, ultimately, appointing a receiver for the institution. Among other things, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval.

As required by FDICIA, the federal banking agencies also have adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not in compliance with any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt corrective action provisions described above.

Community Reinvestment and Consumer Protection Laws

In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and the CRA.

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank's record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods. Furthermore, such assessment also is required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. In the case of a bank holding company (including a financial holding company) applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance." The Bank was rated satisfactory in its most recent CRA evaluation.

Anti-Money Laundering Legislation

The Bank is subject to the Bank Secrecy Act and its implementing regulations and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. Among other things, these laws and regulations require the Bank to take steps to prevent the use of the Bank for facilitating the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. The Bank also is required to develop and implement a comprehensive ant-money laundering compliance program. The Bank also must have in place appropriate "know your customer" policies and procedures. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, such as the Company, with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: 1) new requirements for audit committees, including independence, expertise, and responsibilities; 2) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; 3) new standards for auditors and regulation of audits; 4) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and 5) new and increased civil and criminal penalties for violation of the securities laws.

Employees

At January 31, 2005, the Company and its subsidiaries had approximately 2,600 employees.

Item 2. Properties

The principal offices of the Company and each of its business segments are located in the Financial Plaza of the Pacific building in Honolulu, Hawaii. The Company and its subsidiaries own and lease other premises, consisting of branch offices and operating facilities located in Hawaii and the Pacific Islands which are primarily used by the Retail Banking and Commercial Banking business segments.

Item 3. Legal Proceedings

The Company and its subsidiaries are involved in various legal proceedings arising from normal business activities. In the opinion of management, after reviewing these proceedings with counsel, the aggregate liability, if any, resulting from these proceedings is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2004 to a vote of security holders through solicitation of proxies or otherwise.

Executive Officers of the Registrant:

All listed officers are executive officers of the Company and the Bank.

Name	Age	Position

Allan R. Landon	56	Chairman and Chief Executive Officer since September 2004; President since December 2003; Chief Operating Officer from May 2004 to August 2004; Vice Chairman from February 2001 to December 2003; Chief Financial Officer from February 2001 to April 2004; and Director of Risk Management from April 2000 to January 2001; Chief Financial Officer, First American Corporation, September 1998 to February 2000.
Richard C. Keene	45
		Vice Chairman and Chief Financial Officer since May 2004; Executive Vice President and Controller from January 2002 to April 2004; independent consultant for the Bank, April 2001 to December 2001; Chief Operating Officer and Controller, MaxRate.com, Inc., March 2000 to March 2001; Senior Vice President and Controller, Prudential Bank, September 1994 to March 2000.
Alton T. Kuioka	61	Vice Chairman, Commercial Banking since April 1997; Chief Lending Officer from April 1997 to January 2003.
William C. Nelson	57
		Vice Chairman and Chief Risk Officer since January 2001; Managing Director, Bank of America Credit Products Group U.S. health care industry, January 2000 to January 2001; Executive Vice President, Bank of America credit risk management Asia Pacific region, September 1993 to December 1999.
David W. Thomas	53	Vice Chairman, Retail Banking since April 2001; Executive Vice President, Summit Bank, March 1999 to June 2001.
Donna A. Tanoue	50
		Vice Chairman and Chief Administrative Officer since May 2004; Vice Chairman, Investment Services Group from April 2002 to April 2004; Financial services consultant for the Bank, September 2001 to March 2002; Chairman of the Federal Deposit Insurance Corporation, May 1998 to July 2001.
Brian T. Stewart	37
		Executive Vice President and Controller since May 2004; Senior Vice President, Management Reporting from July 2002 to April 2004; Vice President and Finance Officer from November 2001 to June 2002; First Vice President and Controller, Pacific Century Bank, N.A. (a former subsidiary of the Company) from March 1999 to September 2001.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 18, 2005, there were 8,140 common shareholders of record.

Information regarding the historical market prices of the Company's common stock and dividends declared on that stock are shown below.

    Market Prices, Book Values and Common Stock Dividends Per Share

	Market Price (MP) Range
				Book Value (BV)	Dividends Declared
Year/Period	High	Low	Close

2000	$23.19	$11.06	$17.69	$16.35	$0.71
2001	$28.30	$16.88	$25.89	$17.03	$0.72
2002	$31.05	$22.79	$30.39	$16.12	$0.73
2003	$42.99	$29.25	$42.20	$14.44	$0.87
First Quarter	31.50	29.25	30.80		0.19
Second Quarter	35.90	30.75	33.15		0.19
Third Quarter	35.55	32.92	33.58		0.19
Fourth Quarter	42.99	33.69	42.20		0.30
2004	$51.10	$40.97	$50.74	$14.83	$1.23
First Quarter	47.45	41.75	46.33		0.30
Second Quarter	46.84	40.97	45.22		0.30
Third Quarter	48.07	43.55	47.25		0.30
Fourth Quarter	51.10	46.80	50.74		0.33

The Board of Directors of the Company considers on a quarterly basis the feasibility of paying a cash dividend to its shareholders. General practice is to declare a dividend in the beginning of a quarter to be paid prior to the end of the quarter and is based, in part, on the expected earnings for the quarter. For additional information regarding the limitation on the Company's ability to pay dividends, see "Dividend Restrictions" under "Supervision and Regulations" in Item 1 of this report and Note 9 to the Consolidated Financial Statements, which is incorporated by reference in this Item.

    Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]

October 1 - 31, 2004	200,602	$48.39	197,000	$103,342,794
November 1 - 30, 2004	479,600	48.80	479,600	79,936,600
December 1 - 31, 2004	353,893	49.65	350,500	62,535,414

Total	1,034,095	$49.01	1,027,100

1
The months of October and December included 3,602 and 3,393 mature shares, respectively, purchased from employees in connection with stock option exercises. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Company's common stock on the dates of purchase. No shares were purchased from employees in connection with stock option exercises in November.

2
The Company repurchased shares during the fourth quarter of 2004 pursuant to its ongoing share repurchase program that was first announced in July 2001. The Company announced an additional authorization for share repurchases of $100.0 million on January 24, 2005. As of February 18, 2005, $83.2 million remained of the $1,250.0 million total repurchase amount authorized by the Company's Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Item 6. Selected Financial Data

    Summary of Selected Consolidated Financial Data 1

(dollars in millions except per share amounts)	2004	2003	2002	2001	2000

At December 31,
Balance Sheet Totals
Net Loans	$5,880.1	$5,628.1	$5,216.2	$5,498.1	$8,992.9
Total Assets	9,766.2	9,461.6	9,516.4	10,632.4	14,018.4
Deposits	7,564.7	7,332.8	6,920.2	6,678.2	9,085.2
Long-Term Debt	252.6	324.1	389.8	590.4	997.2
Shareholders' Equity	814.8	793.1	1,015.8	1,247.0	1,301.4
Average Assets	9,745.5	9,377.5	9,961.2	12,693.7	14,058.0
Average Loans and Leases	5,786.7	5,524.4	5,411.3	7,732.7	9,418.7
Average Deposits	7,422.3	7,045.8	6,599.9	8,066.7	9,007.8
Average Shareholders' Equity	761.0	900.1	1,183.5	1,344.1	1,234.6
Year Ended December 31,
Operating Results
Interest Income	$455.0	$442.5	$516.5	$828.3	$1,032.4
Net Interest Income	390.6	365.9	370.2	459.7	531.2
Provision for Loan and Lease Losses	(10.0)	–	11.6	74.3	142.9
Net Income	173.3	135.2	121.2	117.8	113.7
Basic Earnings Per Share	3.26	2.32	1.75	1.49	1.43
Diluted Earnings Per Share	3.08	2.21	1.70	1.46	1.42
Dividends Declared Per Share	1.23	0.87	0.73	0.72	0.71
Performance Ratios
Net Income to Average Total Assets (ROA)	1.78%	1.44%	1.22%	0.93%	0.81%
Net Income to Average Shareholders' Equity (ROE)	22.78	15.02	10.24	8.76	9.21
Net Interest Margin [2]	4.32	4.23	3.99	3.91	4.08
Efficiency Ratio [3]	56.14	63.38	64.94	65.40	60.29
Dividend Payout Ratio	37.73	37.50	41.71	48.32	49.65
Average Equity to Average Assets	7.81	9.60	11.88	10.59	8.78
Allowance to Loans and Leases Outstanding	1.78	2.24	2.67	2.81	2.67
Tier I Capital Ratio	12.13	12.54	16.59	19.76	11.78
Total Capital Ratio	14.89	15.81	19.96	23.29	14.64
Leverage Ratio	8.29	8.43	10.34	11.20	9.10
Non-Financial Data
Common Shareholders of Record at Year-End	8,171	9,561	10,550	10,937	8,438
Basic Weighted Average Shares	53,232,815	58,338,566	69,385,745	78,977,011	79,551,296
Diluted Weighted Average Shares	56,241,044	61,085,567	71,447,333	80,577,763	79,813,443
1
Comparison between years is affected by divestitures that occurred in 2001.

2
The net interest margin is defined as net interest income, on a fully-taxable equivalent basis, as a percentage of average earning assets.

3
The efficiency ratio is defined as non-interest expense divided by total revenue (net interest income and non-interest income).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report, including the statements under the caption "2005 Outlook," contains forward-looking statements concerning, among other things, the economic and business environment in the Company's service area and elsewhere, credit quality, the expected level of loan and lease loss provisioning, and anticipated net income and other financial and business matters in future periods. The Company's forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected for a variety of reasons, including, but not limited to: 1) unanticipated changes in business and economic conditions, the competitive environment, fiscal and monetary policies, or legislation in Hawaii and the other markets the Company serves; 2) changes in the Company's credit quality or risk profile which may increase or decrease the required level of allowance for loan and lease losses; 3) changes in market interest rates that may affect the Company's credit markets and ability to maintain its net interest margin; 4) changes to the amount and timing of the Company's proposed equity repurchases and repayment of maturing debt; 5) inability to achieve expected benefits of the Company's business process changes due to adverse changes in implementation processes or costs, operational savings, or timing; 6) real or threatened acts of war or terrorist activity affecting business conditions; and 7) adverse weather and other natural conditions impacting the Company and its customers' operations. Words such as "believes," "anticipates," "expects," "intends," "targeted" and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. The Company does not undertake any obligation to update forward-looking statements to reflect later events or circumstances.

Critical Accounting Estimates

The Company's Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the financial services industry in which it operates. The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements, which is incorporated by reference in this Item. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements. Critical accounting estimates are defined as those that require assumptions to be made that are "highly uncertain" at the time the estimate was made and where the impact of the selection of the estimate or a change in the estimate from period to period would have a material impact on the financial statements. Based on the potential impact to the financial statements of the valuation methods, estimates, assumptions and judgments used, management identified the determination of the Allowance for Loan and Lease Losses (the "Allowance"), the valuation of mortgage servicing rights, the valuation of leased asset residuals and the valuation of pension and postretirement obligations to be the accounting estimates that are the most subjective and/or judgmental.

Allowance for Loan and Lease Losses

The Company maintains an Allowance in an amount adequate to cover management's estimate of probable credit losses as of a given balance sheet date. The Allowance is based on a range of loss estimates reflecting analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment to address observed changes in trends, conditions, and other relevant environmental and economic factors, plus an amount for imprecision. The general component covers an inevitable imprecise measure relative to quantitative and judgmental estimates. The determination of the amount of the Allowance is a critical accounting estimate as it requires the use of estimates and significant judgment related to the amount and timing of expected future cash flows on impaired loans, estimated loss rates on homogenous portfolios and deliberation on economic factors and trends. It is possible that the end-of-period Allowance could have been reduced or increased if the Company had judged environmental and economic conditions and other factors and risks to be more or less favorable. For further discussion on the Allowance, see the "Corporate Risk Profile – Allowance for Loan and Lease Losses" section of this Item.

Mortgage Servicing Rights Valuation

When mortgage loans are sold with servicing retained, a servicing asset is established and accounted for based on estimated fair values. Such values are determined using discounted cash flow modeling techniques, which require management to make estimates and assumptions regarding the amount and timing of expected future cash flows, loan repayment rates, costs to service and interest rates that reflect the risk involved. Because the value of these assets is sensitive to changes in the estimates and assumptions made, the valuation of mortgage servicing rights is considered a critical accounting estimate. Had the Company assumed that interest rates would decrease and prepayment rates remain at record high levels as in 2003, then the value of the mortgage servicing rights could have been lower. Note 4 to the Consolidated Financial Statements, which includes further discussion on the accounting for these assets and a sensitivity analysis, is incorporated by reference in this Item.

Residual Valuation of Leased Assets

Lease financing receivables include a residual value component, which represents the estimated value of leased assets upon lease expiration. The valuation of lease residuals is considered a critical accounting estimate due to the subjectivity surrounding the future valuation. The determination of expected value at lease termination is derived from a variety of sources, including equipment valuation services, appraisals and publicly available market data on recent sales transactions on similar equipment. The length of time until termination and the cyclical nature of equipment values are important variables considered in making this determination. The Company updates its valuation analysis on an annual basis, or more often when events or circumstances warrant. When it is determined that a residual value is higher than the expected fair market value at lease expiration, the difference is recorded as an asset impairment. The Company is unable to predict future events or conditions that could result in future asset impairments. Note 3 to the Consolidated Financial Statements includes further discussion on the accounting for these assets and is incorporated by reference in this Item.

Pension and Postretirement Plans

The Company's pension and postretirement obligations and net periodic cost are actuarially determined based on the following key assumptions: discount rate, estimated future return on plan assets, and the health care cost trend rate. The discount rate was determined based upon the yield on high-quality, fixed-income investments and discount rates used by peer groups. The 2004 net periodic cost was determined using a discount rate of 6.25% and the pension and postretirement obligations at December 31, 2004 were determined using a discount rate of 6.00%. The estimated return on plan assets of 8.5% was based on historical trends and a building block approach taking into account the type of investments in the pension plan. The health care cost trend rate for 2004 was 6%. Historically, the health care cost trend rate experienced by the Company has been below 6%. In 2005, the health care cost trend rate will be 9% and decrease by 1% annually until reaching the ultimate trend rate of 5% in 2009. A 25 basis point increase in the discount rate would have decreased the total pension and postretirement net periodic cost in 2004 by $0.3 million and the benefit obligations at December 31, 2004 by $3.6 million. A 25 basis point decrease in the discount rate would have increased the 2004 pension and postretirement net periodic cost by $0.3 million and the benefit obligations by $3.8 million. A 1% change in the health care cost trend rate would have changed the 2004 net periodic postretirement cost by $0.4 million.

The estimated pension and postretirement net periodic cost for 2005 is $4.8 million based on a discount rate of 6%. A 25 basis point increase or decrease in the discount rate will decrease or increase, respectively, the total pension and postretirement net periodic cost by $0.3 million. Note 11 to the Consolidated Financial Statements includes further discussion on the accounting for these plans and is incorporated by reference in this Item.

Overview

In January 2004, the Company announced its 2004-2006 plan (the "Plan"), which continues to build on the objective of maximizing shareholder value over time. This objective was established in the previous three-year strategic plan.

The Plan consists of five key elements:

  •
  Accelerate revenue growth in our island markets.
  •
  Better integrate our business segments.
  •
  Continue to develop our management teams.
  •
  Improve operating efficiency.
  •
  Maintain a culture of dependable risk and capital management.

In 2004, the Company exceeded the key financial objectives of the first year of the Plan. Revenue growth was accelerated through improved customer service and a more proactive and integrated sales culture across the Company. Additionally, the Company benefited from special income items, including gains on sales of assets, that totaled $11.9 million in 2004. Total revenue, consisting of net interest income and non-interest income, increased 5% in 2004 over 2003. Loans and leases were 4% higher and deposits were 3% higher at the end of 2004 as compared to the prior year.

Progress was made in 2004 to better integrate the Company's three primary business segments – Retail Banking, Commercial Banking and the Investment Services Group – through improved processes, training and communications. As a result, the needs of our customers are more effectively addressed and customer relationships are strengthened.

Effective September 1, 2004, Allan Landon was appointed Chairman of the Board and Chief Executive Officer of the Company, succeeding Michael O'Neill. In addition, several other changes successfully occurred within our management team in 2004 that reflects the depth of leadership talent that exists within the organization. The Company continually assesses leadership skills, builds capabilities and maintains a comprehensive succession plan.

Operating efficiency improved in 2004, as the Company continued to improve systems and processes. The efficiency ratio was 56.14% in 2004 compared to 63.38% in 2003. Operating leverage, which is defined as the relative change in income before the provision for loan and lease losses and income taxes, was 14.3% in 2004 (excluding the impact of the 2003 System Replacement cost).

The management of both risk and capital continued to be dependable and disciplined in 2004. The ratio of the Allowance to loans and leases outstanding was 1.78% and the leverage capital ratio was 8.29% at the end of 2004. For 2004, total shareholder return was 23%, defined as the increase in share price plus dividends divided by the share price at the beginning of the year.

The Company's net income for the year ended December 31, 2004 was $173.3 million, an increase of 28% from $135.2 million in 2003. Additional results for 2004 compared to 2003 were as follows:

  •
  Diluted earnings per share were $3.08, an increase of 39%
  •
  The net interest margin was 4.32%, an increase of nine basis points
  •
  Return on average assets increased to 1.78% from 1.44%
  •
  Return on average equity increased to 22.78% from 15.02%

The Company utilizes various financial measures to evaluate its performance against the objectives of the Plan, many of which were discussed above. There were several factors that had an impact on the comparability of the year-to-year results, including a return of $10.0 million to income from a release of the Allowance in 2004, special income and expense items in both years and the Company's ongoing share repurchase program. These items and the Company's overall financial results are more fully discussed in the following sections of this report.

Analysis of Statement of Income

Certain 2003 and 2002 information has been reclassified to conform to 2004 presentation.

Net Interest Income

Net interest income on a taxable equivalent basis increased $24.7 million or 7% from 2003. The increase in net interest income was mainly a result of higher income earned on the investment portfolio and lower expense paid on interest-bearing deposits. The investment portfolio, consisting primarily of mortgage backed securities, experienced an increase in interest income due to a reduction in prepayments in 2004. In addition, the investment portfolio had higher balances in 2004 over 2003 due to the Company's strategy to deploy a portion of its excess liquidity from short-term placements as well as growth in non-interest bearing deposit accounts into the investment portfolio. The increase in interest income from the investment portfolio was partially offset by a decrease in interest income on loans and leases. Loans and leases interest income decreased mainly due to the lower income earned on mortgage loans as a result of lower yields on mortgage loans in 2004 compared to 2003. The decrease in interest income from mortgage loans was partially offset by increased income from installment and home equity loans. These loan products experienced a 27% increase in average balances in 2004 due to promotions during the year. The decline in interest expense from interest-bearing deposits was mainly due to lower average rates paid on savings and time deposits. Lower funding costs were incurred on deposits as a result of Hawaii market conditions allowing the Company to maintain deposit rates stable throughout 2004. Slight increases in deposit rates occurred in the fourth quarter of 2004 and are expected to continue into 2005 provided the local deposit market interest rates continue to increase.

The net interest margin was 4.32% in 2004, a nine basis points increase from 2003. The improvement in the margin was attributable to the improvement in the average yield earned on the available for sale investment portfolio due to a reduction in prepayments in 2004. In addition, there was a 23 basis point decline in the average rate paid on interest-bearing deposits, primarily savings and time deposits which lowered the Company's cost of funds. The impact of the growth in balances in the installment loan category was partially offset by lower yields earned due to loan promotions in the beginning of the year which had low six-month introductory rates. The introductory rates began to reset in the fourth quarter of 2004.

In 2003, net interest income on a taxable equivalent basis decreased by $4.4 million or 1% from 2002. The decrease in net interest income was primarily a result of the lower interest rate environment, in particular the interest rates earned on mortgage loans and short-term investments. The lower level of interest income was partially offset by a reduction in interest expense, including a reduction in interest paid on deposits, which declined by 44% in spite of a 5% increase in average interest-bearing deposits, and interest paid on short and long-term borrowings, which decreased due to a reduction in the borrowings.

Average interest earning assets in 2003 decreased $617.2 million, or 7%, from 2002 primarily due to an $872.7 million decrease in the Company's investment in interest-bearing deposits which was used for share repurchases and debt reductions. Average interest-bearing liabilities in 2003 decreased $536.3 million or 8% from 2002 mainly due to reductions in short-term borrowings and long-term debt.

The net interest margin was 4.23% in 2003, a 24 basis point increase from 3.99% in 2002. The improvement was attributable to the Company deploying non-maturing deposits into higher yielding securities along with reductions in time deposits, short-term borrowings and debt, all of which lowered the Company's cost of funds.

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income is presented in Table 2.

Consolidated Average Balances and Interest Rates - Taxable Equivalent Basis	Table 1

	2004			2003			2002

(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Earning Assets
Interest-Bearing Deposits	$189.7	$3.5	1.83%	$227.3	$4.8	2.12%	$1,100.0	$20.0	1.82%
Funds Sold	85.6	1.0	1.24	162.9	1.9	1.18	213.8	3.5	1.64
Investment Securities
Available for Sale	2,227.8	93.7	4.21	2,142.8	77.9	3.64	2,028.9	104.4	5.15
Held to Maturity	675.7	26.2	3.88	487.6	19.0	3.89	311.7	16.9	5.43
Loans Held for Sale	15.8	0.9	5.58	39.5	2.2	5.48	120.2	8.0	6.65
Loans and Leases [1]
Commercial and Industrial	810.4	42.3	5.22	860.3	41.9	4.87	1,024.1	52.0	5.08
Construction	99.3	4.5	4.56	96.3	4.4	4.56	151.5	8.3	5.45
Commercial Mortgage	639.1	34.5	5.40	644.8	37.4	5.81	598.7	40.0	6.68
Residential Mortgage	2,296.7	129.9	5.66	2,295.0	145.6	6.34	2,334.4	164.3	7.04
Installment	703.2	59.6	8.47	548.8	52.6	9.59	408.3	45.1	11.05
Home Equity	560.3	27.4	4.88	444.6	22.5	5.05	393.4	22.9	5.81
Purchased Home Equity	168.2	7.4	4.41	144.7	5.9	4.10	2.5	–	–
Lease Financing	509.5	21.5	4.21	489.9	22.3	4.55	498.4	25.8	5.17

Total Loans and Leases	5,786.7	327.1	5.65	5,524.4	332.6	6.02	5,411.3	358.4	6.62

Other	73.8	2.8	3.78	75.7	4.3	5.61	91.5	5.6	6.14

Total Earning Assets [2]	9,055.1	455.2	5.03	8,660.2	442.7	5.11	9,277.4	516.8	5.57

Cash and Non-Interest Bearing Deposits	314.6			328.4			313.2
Other Assets	375.8			388.9			370.6

Total Assets	$9,745.5			$9,377.5			$9,961.2

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,433.1	3.2	0.22	$1,215.7	2.5	0.20	$1,014.7	4.3	0.42
Savings	2,945.3	13.2	0.45	2,723.9	15.7	0.58	2,263.4	29.4	1.30
Time	1,114.8	20.3	1.82	1,352.3	29.3	2.17	1,765.5	50.6	2.87

Total Interest-Bearing Deposits	5,493.2	36.7	0.67	5,291.9	47.5	0.90	5,043.6	84.3	1.67

Short-Term Borrowings	884.0	11.3	1.27	724.2	9.0	1.24	1,390.2	32.7	2.35
Long-Term Debt	284.2	16.4	5.78	352.7	20.1	5.71	471.3	29.3	6.21

Total Interest-Bearing Liabilities	6,661.4	64.4	0.97	6,368.8	76.6	1.20	6,905.1	146.3	2.12

Net Interest Income		$390.8			$366.1			$370.5

Interest Rate Spread			4.06%			3.91%			3.45%
Net Interest Margin			4.32%			4.23%			3.99%
Non-Interest-Bearing Demand Deposits	1,929.1			1,753.9			1,556.3
Other Liabilities	394.0			354.7			316.3
Shareholders' Equity	761.0			900.1			1,183.5

Total Liabilities and Shareholders' Equity	$9,745.5			$9,377.5			$9,961.2

1
Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.

2
Interest income includes taxable-equivalent basis adjustment based upon a statutory tax rate of 35%.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis	Table 2

	Year Ended December 31, 2004 Compared to 2003			Year Ended December 31, 2003 Compared to 2002

(dollars in millions)	Volume [1]	Rate [1]	Total	Volume [1]	Rate [1]	Total

Change in Interest Income:
Interest-Bearing Deposits	$(0.7)	$(0.6)	$(1.3)	$(18.0)	$2.8	$(15.2)
Funds Sold	(1.0)	0.1	(0.9)	(0.7)	(0.9)	(1.6)
Investment Securities
Available for Sale	3.2	12.6	15.8	5.6	(32.1)	(26.5)
Held to Maturity	7.2	–	7.2	7.7	(5.6)	2.1
Loans Held for Sale	(1.3)	–	(1.3)	(4.6)	(1.2)	(5.8)
Loans and Leases
Commercial and Industrial	(2.5)	2.9	0.4	(8.0)	(2.1)	(10.1)
Construction	0.1	–	0.1	(2.7)	(1.2)	(3.9)
Commercial Mortgage	(0.3)	(2.6)	(2.9)	2.8	(5.4)	(2.6)
Residential Mortgage	0.1	(15.8)	(15.7)	(2.7)	(16.0)	(18.7)
Installment	13.6	(6.6)	7.0	14.0	(6.5)	7.5
Home Equity	5.7	(0.8)	4.9	2.8	(3.2)	(0.4)
Purchased Home Equity	1.0	0.5	1.5	0.1	5.8	5.9
Lease Financing	0.9	(1.7)	(0.8)	(0.4)	(3.1)	(3.5)

Total Loans and Leases	18.6	(24.1)	(5.5)	5.9	(31.7)	(25.8)

Other	(0.1)	(1.4)	(1.5)	(0.9)	(0.4)	(1.3)

Total Change in Interest Income	25.9	(13.4)	12.5	(5.0)	(69.1)	(74.1)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.5	0.2	0.7	0.7	(2.5)	(1.8)
Savings	1.2	(3.7)	(2.5)	5.1	(18.8)	(13.7)
Time	(4.7)	(4.3)	(9.0)	(10.4)	(10.9)	(21.3)

Total Interest-Bearing Deposits	(3.0)	(7.8)	(10.8)	(4.6)	(32.2)	(36.8)

Short-Term Borrowings	2.1	0.2	2.3	(11.9)	(11.8)	(23.7)
Long-Term Debt	(3.9)	0.2	(3.7)	(6.9)	(2.3)	(9.2)

Total Change in Interest Expense	(4.8)	(7.4)	(12.2)	(23.4)	(46.3)	(69.7)

Change in Net Interest Income	$30.7	$(6.0)	$24.7	$18.4	$(22.8)	$(4.4)

1
The changes for each category of interest income and expense are divided between the portion of changes attributable to the variance in volume or rate for that category.

Provision for Loan and Lease Losses

Based on continued strength in the economic environment, improvement in the credit quality of the loan portfolio, lower than anticipated net charge-offs during 2004 and management's ongoing assessment of the portfolio, the Company returned $10.0 million to income from a release of the Allowance in 2004. No provision was recorded in 2003.

Based on current conditions, the Company estimates a $10.0 million Provision for Loan and Lease Losses ("Provision") for 2005. However, the actual amount of the Provision depends on determinations of credit risk that are made near the end of each quarter.

Non-Interest Income

The increase in non-interest income in 2004 compared to 2003 was mainly due to increased trust and asset management fees, service charges on deposit accounts and other income, partially offset by a decrease in mortgage banking income.

Table 3 presents the major components of non-interest income.

Non-Interest Income	Table 3

	Year Ended December 31,			Percent Change

(dollars in thousands)	2004	2003	2002	2004 to 2003	2003 to 2002

Trust and Asset Management	$53,465	$50,996	$55,733	5%	(8)%
Mortgage Banking	8,012	15,556	18,866	(48)	(18)
Service Charges on Deposit Accounts	39,117	35,938	32,617	9	10
Fees, Exchange, and Other Service Charges	54,907	56,221	51,594	(2)	9
Investment Securities Gains (Losses)	(794)	1,789	615	(144)	191
Insurance	19,241	19,145	17,710	1	8
Other Income:
Income from Bank-Owned Life Insurance	7,336	7,301	4,397	–	66
Gain on the Sale of Assets from a Leveraged Lease	5,232	1,100	–	376	100
Leasing Partnership Distribution	3,218	–	–	100	–
Gain on the Sale of Land	2,454	–	–	100	–
Other	12,906	10,674	16,803	21	(36)

Total Other Income	31,146	19,075	21,200	63	(10)

Total Non-Interest Income	$205,094	$198,720	$198,335	3%	–%

Trust and asset management income comprises fees earned for the management and administration of assets. The fees are generally based on the market value of the assets that are managed. Total assets under administration were $11.5 billion, $10.0 billion and $9.2 billion (adjusted for sale of corporate trust business in the first quarter of 2004) at December 31, 2004, 2003 and 2002, respectively. The increase in trust and asset management income in 2004 from 2003 is consistent with the increase in equity markets which led to an increase in the Company's average market value of assets under management. In addition, trust and management income increased due to higher advisory fees on money market assets. The increase in trust and asset management income was partially offset by a decline in corporate account revenue due to the sale of the corporate trust business. Conversely, due to unfavorable stock market conditions, trust and asset management income declined in 2003 from 2002. Although the stock market experienced some recovery in 2003, it did not recover to peak levels of early 2002 and short-term interest rates declined throughout 2003.

Mortgage banking income comprises fees from loan originations, gains from sales of loans and net servicing income. Net servicing income is defined as income earned for servicing loans less the amortization of mortgage servicing rights. Mortgage banking income is highly influenced by the level and direction of mortgage interest rates. Mortgage banking income declined in 2004 as compared to 2003 largely as a result of a 50% decrease in mortgage loan production. Mortgage interest rates hit record lows in 2003, which led to a record year for production. The decreased production volume in 2004 combined with competitive sales margins and a change in the mix of production to more variable rate loans led to lower gains on sale of loans. Gains from the sale of loans declined $13.2 million and other fees declined $2.9 million in 2004 from 2003. However, the decline in re-financings benefited the Company as loan prepayments declined by 68% resulting in an increase in net servicing income of 87%. In 2003, net servicing income declined $10.5 million compared to 2002 due to increased mortgage servicing rights amortization as a result of the high level of prepayments. In 2002, a $4.4 million market value gain was realized reversing a December 31, 2001 valuation loss in loans held for sale.

Service charges on deposit accounts have increased each year due to core account growth as reflected by a 13% and 16% increase in average demand deposits in 2004 and 2003, respectively. In addition, overdraft fees increased from fee and policy initiatives that were implemented in 2004 and at the end of 2002.

Fees, exchange, and other service charges are primarily comprised of fees from ATMs, merchant servicing activity and other loan fees and service charges. ATM and merchant servicing activity experienced growth in each period. In 2003, a $3.0 million prepayment fee on a commercial real estate loan was recognized.

Income from bank-owned life insurance increased in 2004 and 2003 as a result of approximately $40.0 million in additional policies purchased at the end of 2002. Other income increased in 2004 mainly because of $11.9 million of special income items that consisted of a $5.2 million gain on the sale of assets at the end of a leverage leased transaction in the third quarter, a $3.2 million distribution from a leasing partnership and a $2.5 million gain from a sale of parcel of land in the second quarter and a $1.0 million gain on the sale of the corporate trust business in the first quarter. In 2002, other income included higher income from mutual fund and securities sales.

Non-Interest Expense

The decrease in non-interest expense in 2004 compared to 2003 was largely attributable to the completion of the Systems Replacement Project in the third quarter of 2003. This project, which began in 2002, involved the conversion of the Company's key systems, including loans and deposits, to a third party systems provider. Conversion expenses of $21.9 million and $13.6 million were incurred in 2003 and 2002, respectively. The new system resulted in better customer service and convenience and an improvement in the Company's efficiency. The project resulted in decreased salaries, depreciation, equipment maintenance and software license fees, partially offset by an increase in data services expense. Note 16 of the Consolidated Financial Statements, which is incorporated by reference in this Item, presents the costs incurred on the Systems Replacement Project in 2003 and 2002.

Table 4 shows the major components of non-interest expense.

Non-Interest Expense	Table 4

				Percent Change
	Year Ended December 31,

				2004 to 2003	2003 to 2002
(dollars in thousands)	2004	2003	2002

Salaries and Benefits:
Salaries	$110,851	$114,376	$123,601	(3)%	(7)%
Incentive Compensation	15,458	15,747	12,871	(2)	22
Stock-Based Compensation	11,726	9,215	4,553	27	102
Commission Expense	7,682	10,797	9,113	(29)	18
Retirement and Other Benefits	15,900	14,353	14,134	11	2
Payroll Taxes	11,063	10,454	10,894	6	(4)
Medical, Dental, and Life Insurance	8,354	7,371	8,008	13	(8)
Separation Expense	3,265	3,967	3,389	(18)	17

Total Salaries and Benefits	184,299	186,280	186,563	(1)	–

Net Occupancy Expense	38,347	38,980	39,149	(2)	–
Net Equipment Expense	23,926	33,652	41,253	(29)	(18)
Restructuring and Other Related Costs	–	–	2,364	–	(100)
Information Technology Systems Replacement Project	–	21,871	13,628	(100)	60
Other Expense:
Professional Services	16,658	15,033	19,727	11	(24)
Delivery and Postage Services	10,123	9,983	10,584	1	(6)
Data Services	9,666	6,271	1,847	54	240
Other	51,421	45,805	54,134	12	(15)

Total Other Expense	87,868	77,092	86,292	14	(11)

Total Non-Interest Expense	$334,440	$357,875	$369,249	(7)%	(3)%

Total salaries and benefits in 2004 declined $2.0 million from 2003 which was relatively unchanged from 2002 levels, however components have varied each year. The number of employees declined 3% in 2004 and 7% in 2003, primarily because of the Systems Replacement Project, which led to the decline in base salaries. Offsetting the decline in base salaries in both years were increases in stock-based compensation, which increased due to restricted stock grants in 2004 and 2003 and restricted stock units awarded in 2003. Incentive compensation increased in 2003 compared to 2002 because of the achievement of performance goals in several lines of business and the improvement in the Company's overall performance. Consistent with the trends in mortgage banking income, commission expense declined $3.1 million in 2004 from an increased level in 2003. In 2003, the Company recognized a $2.5 million curtailment gain on its post-retirement benefits due to the termination of life insurance benefits. The Company also recognized expense for its frozen defined benefit plan in 2004 and 2003, while in 2002, due to the plan's funding status, it generated income.

Net equipment expense declined due to reduced depreciation expense and software license fees resulting from the Systems Replacement Project.

Professional fees declined from 2002 levels as the Company continued to monitor and manage expenses more efficiently. The increase in professional fees in 2004 from 2003 was mainly due to added professional services relating to the Company's mutual funds and an increase in audit fees. Other expense increased in 2004 due to a legal settlement accrual of $2.2 million. In 2003, other expenses were reduced due to a $2.5 million gain on the sale of foreclosed real estate and a gain on the transfer of an affinity mileage program.

Income Taxes

The 2004 provision for income taxes reflected an effective tax rate of 36.1%, compared to effective rates of 34.6% and 35.4% in 2003 and 2002, respectively. For additional information regarding tax expense, including a reconciliation of the effective tax rate to the statutory tax rate, refer to Note 13 to the Consolidated Financial Statements, which is incorporated by reference in this Item.

Business Segments

The Company's business segments are defined as Retail Banking, Commercial Banking, Investment Services Group, and Treasury and Other Corporate. The management accounting process measures the performance of the business segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. This process uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of overhead, the Provision and capital. This process is dynamic and requires certain allocations based on judgment and subjective factors. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to U.S. generally accepted accounting principles. Results for prior periods have been reclassified to facilitate comparability with the 2004 presentation.

The business segments are primarily managed with a focus on performance measures, including net income after capital charge ("NIACC") and risk adjusted return on capital ("RAROC"). NIACC is net income less a charge for the cost of allocated capital. The cost of allocated capital is determined by multiplying management's estimate of the shareholder's minimum required rate of return on capital invested (currently 11%) by the segment's allocated equity. The Company assumes a cost of capital that is equal to a risk-free rate plus a risk premium. RAROC is the ratio of net income to risk-adjusted equity. Equity is allocated to each business segment based on an assessment of its inherent risk. The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company's overall asset and liability management activities on a proportionate basis. The basis for the allocation of net interest income is a function of management decisions and assumptions that are subject to change based on changes in current interest rate and market conditions. The Provision charged to the Treasury and Other Corporate segment represents changes in the level of the Allowance. The Provision recorded in the Retail Banking, Commercial Banking and Investment Services Group segments represents actual net charge-offs of these segments.

On a consolidated basis, the Company considers NIACC a measure of shareholder value creation. For the year ended December 31, 2004, consolidated NIACC was $67.6 million, compared to $20.7 million in 2003, a result of improved financial performance and more efficient use of capital.

Financial results for each of the segments are presented in Table 5 and Note 17 of the Consolidated Financial Statements, which is incorporated by reference in this Item.

The following table summarizes NIACC and RAROC results for the Company's business segments:

Business Segment Selected Financial Information	Table 5

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services Group	Treasury and Other Corporate	Consolidated Total

Year Ended December 31, 2004
Allocated Net Income	$68,575	$55,828	$8,382	$40,554	$173,339
Allowance Funding Value	(605)	(2,653)	(25)	3,283	–
GAAP Provision	10,446	3,232	47	(23,725)	(10,000)
Economic Provision	(14,054)	(10,528)	(370)	(8)	(24,960)
Tax Effect of Adjustments	1,559	3,681	129	7,566	12,935

Income Before Capital Charge	65,921	49,560	8,163	27,670	151,314
Capital Charge	(22,157)	(19,905)	(5,209)	(36,458)	(83,729)

Net Income (Loss) After Capital Charge (NIACC)	$43,764	$29,655	$2,954	$(8,788)	$67,585

RAROC (ROE for the Company)	33%	27%	17%	22%	23%

Year Ended December 31, 2003
Allocated Net Income	$72,436	$49,823	$7,567	$5,369	$135,195
Allowance Funding Value	(595)	(3,987)	(32)	4,614	–
GAAP Provision	6,909	8,415	(5)	(15,319)	–
Economic Provision	(11,932)	(12,120)	(432)	(25)	(24,509)
Tax Effect of Adjustments	2,079	2,846	174	3,969	9,068

Income (Loss) Before Capital Charge	68,897	44,977	7,272	(1,392)	119,754
Capital Charge	(22,715)	(21,889)	(5,032)	(49,405)	(99,041)

Net Income (Loss) After Capital Charge (NIACC)	$46,182	$23,088	$2,240	$(50,797)	$20,713

RAROC (ROE for the Company)	33%	23%	16%	(1)%	15%

Year Ended December 31, 2002
Allocated Net Income	$64,923	$34,097	$10,489	$11,671	$121,180
Allowance Funding Value	(835)	(6,035)	(28)	6,898	–
GAAP Provision	4,061	24,902	75	(17,422)	11,616
Economic Provision	(11,754)	(14,397)	(485)	(17)	(26,653)
Tax Effect of Adjustments	3,155	(1,654)	162	3,901	5,564

Income Before Capital Charge	59,550	36,913	10,213	5,031	111,707
Capital Charge	(21,951)	(24,460)	(5,134)	(78,696)	(130,241)

Net Income (Loss) After Capital Charge (NIACC)	$37,599	$12,453	$5,079	$(73,665)	$(18,534)

RAROC (ROE for the Company)	30%	17%	22%	6%	10%

Retail Banking

The Company's Retail Banking segment offers a broad range of financial products and services to consumers and small businesses. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases and installment loans. Deposit products include checking, savings and time deposit accounts. The Retail Banking segment also provides merchant services to its small business customers. Products and services from the Retail Banking segment are delivered to customers through 74 Hawaii branch locations and 500 ATMs, e-Bankoh (on-line banking service), and a 24-hour telephone banking service. Also included in the segment is Bankoh Investment Services, Inc., a full service brokerage offering equity, mutual fund, life insurance and annuity products.

The Retail Banking segment's financial measures in 2004 remained relatively consistent with 2003, although net interest income and non-interest income declined, offset by a decrease in non-interest expense. The decrease in net interest income was mainly a result of lower earnings credit from funds transfer pricing on the segment's deposit account balances, reflective of the lower interest rate environment. During 2004, the segment experienced steady growth in its indirect auto, direct personal and home equity portfolios, partially offsetting the effect of the lower earnings credit on deposit accounts. The decrease in non-interest income primarily resulted from lower gains on the sale of mortgage loans due to lower production and related sales volume and competitive market conditions. The segment's decrease in non-interest expense was primarily due to reductions in technology and operations support, depreciation and software costs attributable to the Systems Replacement Project. The increase in the Provision was primarily due to increased charge-offs in the segment's growing loan portfolios.

The improvement in the segment's financial measures in 2003 as compared to 2002 was primarily due to an increase in net interest income as well as a decrease in non-interest expense and Systems Replacement Project costs. These positive trends were partially offset by an increase in the Provision. The increase in net interest income for the segment was reflective of higher average loan balances, largely a result of strong growth in the segment's auto, direct personal, small business and home equity portfolios, augmented by a purchase of home equity loans in December 2002. Also contributing to the increase in net interest income was lower interest expense on deposit accounts, reflective of the lower interest rate environment in 2003. The decrease in non-interest expense was primarily due to reductions in technology support, depreciation and advertising costs. The increase in the Provision was primarily due to increased charge-offs in the segment's growing loan portfolios.

Commercial Banking

The Commercial Banking segment offers products including corporate banking and commercial real estate loans, lease financing, auto dealer financing, deposit and cash management products and property and casualty insurance products. Lending, deposit and cash management services are offered to middle-market and large companies in Hawaii. Commercial real estate mortgages are focused on customers that include investors, developers and builders primarily domiciled in Hawaii. The Commercial Banking unit also includes the Company's operations at its 12 branches in the Pacific Islands.

The improvement in the segment's financial measures for 2004 compared with 2003 was primarily due to an increase in non-interest income and a decrease in capital charge, partially offset by a decrease in net interest income. The increase in non-interest income is a result of a gain on the sale of assets at the end of a leveraged lease transaction, a leasing partnership investment distribution and increased insurance income. This was offset by a decrease in net interest income due to a decrease in the earnings credit from funds transfer pricing on the segment's deposit account balances reflective of lower interest rates. Total non-interest expense declined in 2004 from 2003 because of decreases in salaries and lower allocated expenses from support units within the Company. The charge for capital decreased because of the refinement of credit risk factors.

The improvement in the segment's financial measures for 2003 compared to 2002 was a result of a decrease in non-interest expense and an increase in non-interest income, moderately offset by lower net interest income. The increase in non-interest income was attributable to an increase in prepayment fees on commercial real estate loans, insurance income and other fees. The decline in non-interest expense was due to cost management initiatives that reduced staffing levels and other direct expenses as well as the realization of benefits from the System Replacement Project, and reduced allocated expenses from support units within the Company.

Investment Services Group

The Investment Services Group includes private banking, trust services, asset management, and institutional investment advice. A significant portion of this segment's income is derived from fees, which are generally based on the market values of assets under administration. The private banking and personal trust group assists individuals and families in building and preserving their wealth by providing investment, credit and trust expertise to high-net-worth individuals. The asset management group manages portfolios and creates investment products. Institutional sales and service offers investment advice to corporations, government entities and foundations.

The improvement in the segment's key financial measures for 2004 was a result of an increase in non-interest income. Non-interest income increased because of growth in trust and asset management fee income resulting from improved market conditions and an increase in other income due to the sale of the corporate trust business. These positive trends were offset by increases in both direct and allocated non-interest expense. The increase in non-interest expense was primarily due to increased professional fees relating to the Company's mutual funds.

The decline in the segment's financial measures for 2003 as compared to 2002 was primarily due to a decrease in non-interest income. Non-interest-bearing deposit balances decreased, resulting in a decline in net interest income. The decline in non-interest income was due primarily to a decrease in trust and asset management fee income, which resulted from declines in the value of assets under management and from decreased sales and fee income. The decrease in non-interest expense was mainly due to a decrease in outside service fees and commissions.

Treasury and Other Corporate

The primary income earning component of this segment is Treasury, which consists of corporate asset and liability management activities, including interest rate risk management and foreign exchange business. This segment's assets and liabilities (and related net interest income) consist of interest bearing deposits, investment securities, federal funds sold and purchased, government deposits and short-and long-term borrowings. The primary source of foreign exchange income relates to customer driven currency requests from merchants and island visitors. The net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with eliminations of inter-company transactions.

This segment also includes divisions (Technology and Operations, Human Resources, Finance, Credit and Risk Management and Corporate and Regulatory Administration) that provide a wide-range of support to the other business segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process. Results for this segment in 2003 and 2002 include the System Replacement Project costs that were not incurred by or allocated to the other business segments and the residual costs associated with 2001 restructuring activities.

The improvement in the segment's financial measures in 2004 compared to 2003 was primarily due to an increase in net interest income and the absence of System Replacement Project costs. The increase in net interest income was due to the impact of the lower cost of funding deposits by the Treasury unit and higher average balances in the investment portfolio. NIACC was also favorably impacted by a lower capital charge due to the reduction of the Company's excess capital as a result of the continuing share repurchase activity.

The improvement in the segment's financial measures in 2003 compared to 2002 was primarily due to a significant decline in the capital charge. Continued share repurchase activity had led to the reduction of excess capital, thereby lowering the related charge for capital. Partially offsetting the positive impact of the reduction of excess capital was an increase in expenses for the Systems Replacement Project and other non-interest expenses not allocated to the other business segments. In 2002, results for this segment included restructuring related costs resulting from branch closures in the Pacific Islands and the completion of the 2001 divestitures. The negative amount in the Provision reflects the overall reduction in the Allowance.

Balance Sheet Analysis

Investment Securities

The Company's investment portfolio is managed in an effort to provide liquidity and interest income, offset interest rate risk positions and provide collateral for various banking activities. As of December 31, 2004, the portfolio totaled $3.1 billion, compared with $2.7 billion as of December 31, 2003. The increase reflected the deployment of excess liquidity into investment securities versus short-term placements. The investment securities portfolio was in an unrealized loss position of $15.1 million or 0.5% of total amortized cost at December 31, 2004. The Company believes the loss is temporary. See Note 2 to the Consolidated Financial Statements, which is incorporated by reference in this Item, for further information.

See Table 6 for the maturity distribution, market value and weighted-average yield to maturity of investment securities.

Supplementary Data - Maturity Distribution, Market Value and Weighted-Average Yield to Maturity of Investment Securities	Table 6

(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Approximate Market Value

Maturity Distribution Based on Amortized Cost
December 31, 2004
Held to Maturity
Obligations of States and Political Subdivisions [1]	$–	–%	$0.1	8.9%	$–	–%	$–	–%	$0.1	8.9%	$0.1
Mortgage-Backed Securities [2]	–	–	–	–	–	–	589.8	4.1	589.8	4.1	585.7

Total Held to Maturity	–	– %	0.1	8.9%	–	– %	589.8	4.1%	589.9	4.1%	585.8

Available for Sale Securities [3]
U.S. Treasury Securities	–	– %	0.6	5.0%	0.2	5.2%	–	– %	0.8	5.1%	0.9
U.S. Government Agencies	–	–	10.8	3.3	21.5	2.1	5.4	3.4	37.7	2.6	38.0
Obligations of States and Political Subdivisions [1]	1.8	7.5	2.3	5.3	3.8	5.4	–	–	7.9	5.9	8.1
Mortgage-Backed Securities [2]	–	–	6.9	6.0	45.8	4.4	2,037.8	4.7	2,090.5	4.7	2,099.0
Other Debt Securities	9.7	2.3	328.9	3.7	–	–	–	–	338.6	3.7	337.7

Total Available for Sale Securities	11.5	3.1%	349.5	3.7%	71.3	3.8%	2,043.2	4.7%	2,475.5	4.5%	2,483.7

Total Investment Securities
December 31, 2004	$11.5		$349.6		$71.3		$2,633.0		$3,065.4		$3,069.5

December 31, 2003	$55.9		$69.1		$135.5		$2,441.0		$2,701.5		$2,711.8

December 31, 2002	$38.6		$24.8		$134.9		$2,276.1		$2,474.4		$2,523.2

1
Weighted-average yields on obligations of states and political subdivisions are generally tax-exempt and are computed on a tax-equivalent basis using a federal income tax rate of 35%.

2
Contractual maturities do not anticipate reductions for periodic paydowns.

3
Weighted-average yields on available for sale securities are based on amortized cost.

Loans and Leases

Loans and leases represent the largest category of interest earning assets and the largest source of revenue. The Company's loan portfolio, which is divided into commercial and consumer components, increased 4% to $6.0 billion at December 31, 2004 from 2003. Table 7 presents the geographic distribution of the loan and lease portfolio based on the location of borrower and Table 8 presents maturities and sensitivity of loans to changes in interest rates

The commercial loan portfolio is comprised of commercial and industrial loans, commercial mortgages, construction loans and lease financing. Commercial and industrial loans are extended primarily to corporations, middle market and small businesses. The purpose of these loans is for working capital needs, acquisitions, equipment or other expansion projects. Although the primary market is Hawaii, there are some borrowers from the continental United States ("Mainland") that are principally shared national credits. Commercial mortgages and construction loans are offered to real estate investors, developers and builders primarily domiciled in Hawaii. Commercial mortgages are secured by real estate. The source of repayment for investor property is cash flow from the property, for owner-occupied property it is operating cash flow from the business. Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Lease financing consists of direct financing leases and leveraged leases. During 2004, the Company experienced a high level of commercial loan pay-offs. This heightened pay-off activity was the result of liquidity generated by many of the Company's customers from improved profitability and asset sales. In spite of the pay-off activity, the commercial loan portfolio increased by 2% in 2004 compared to 2003.

The consumer loan portfolio is comprised of residential mortgage loans, home equity loans, personal credit lines, direct installment loans and indirect auto loans and leases. These products are offered generally in the markets the Company serves through the branch network. The residential mortgage portfolio continued to experience prepayments throughout 2004; however, despite lower origination volume in 2004 as compared to 2003, the portfolio remained at the same level as 2003. The home equity and other consumer loan portfolios increased 41% and 14%, respectively, from 2003 primarily due to increased customer demand as residential property values and consumer income increased in Hawaii. The Company used targeted marketing campaigns and promotions as well as improved service standards to make loans available to creditworthy customers. The Company expects to see continued growth in these portfolios in 2005. By contrast, the purchased home equity portfolio, which is comprised of Mainland borrowers, did not meet the Company's yield expectations and continues to run-off with no new purchases in 2004. Note 3 to the Consolidated Financial Statements, which is incorporated by reference in this Item, presents the composition of the loan and lease portfolio by major loan categories. For additional information, refer to the "Corporate Risk Profile – Credit Risk" section of this Item.

Geographic Distribution of Loan and Lease Portfolio	Table 7

(dollars in thousands)	Total	Hawaii	Mainland U.S.	Guam	Other Pacific Islands	Foreign

Commercial
Commercial and Industrial	$892,164	$688,295	$95,469	$62,350	$25,371	$20,679
Commercial Mortgage	602,678	479,389	34,337	83,972	4,980	–
Construction	122,355	115,851	2,843	3,511	150	–
Lease Financing	479,100	49,570	397,073	292	2	32,163

Total Commercial	2,096,297	1,333,105	529,722	150,125	30,503	52,842

Consumer
Residential Mortgage	2,326,385	2,073,696	–	216,519	2,987	33,183
Home Equity	657,164	646,372	–	10,792	–	–
Purchased Home Equity	122,728	–	122,728	–	–	–
Other Consumer	751,821	579,905	–	149,637	22,279	–
Lease Financing	32,535	32,535	–	–	–	–

Total Consumer	3,890,633	3,332,508	122,728	376,948	25,266	33,183

Total Loans and Leases	$5,986,930	$4,665,613	$652,450	$527,073	$55,769	$86,025

Percentage of Total Loans and Leases	100%	78%	11%	9%	1%	1%

Maturities and Sensitivities of Loans to Changes in Interest Rates [1]	Table 8

	December 31, 2004

(dollars in thousands)	Due in One Year or Less	Due After One to Five Years [2]	Due After Five Years [2]	Total

Commercial and Industrial	$462,366	$225,787	$183,332	$871,485
Construction	61,199	33,264	27,892	122,355

Total	$523,565	$259,051	$211,224	$993,840

1
Based on contractual maturities.

2
As of December 31, 2004, loans maturing after one year consisted of $337.1 million with floating rates and $133.2 million with fixed rates.

Deposits

Total deposits were $7.6 billion at December 31, 2004, a 3% increase over the prior year-end. Increases were experienced in demand and savings deposits while time deposits continued to decline as the Company continued to reduce these higher cost funds. The year-to-date average time deposits of $100,000 or more was $0.6 billion and $0.7 billion in 2004 and 2003, respectively. See Note 6 to the Consolidated Financial Statements, which is incorporated by reference in this Item, for additional deposit information.

Borrowings

Short-term borrowings include securities sold under agreements to repurchase ("repos"), funds purchased, commercial paper, and other short-term borrowings. The Company continued to reduce higher cost long-term debt in 2004 by replacing only $25.0 million of the $90.5 million in privately-placed notes that matured during the year. The source of funds to repay the long-term debt was deposit growth, repos and other short-term borrowings. See Notes 7 and 8 to the Consolidated Financial Statements, which are incorporated by reference in this Item, for more information on short-term borrowings and long-term debt.

Foreign Activities

During 2004, the Company continued to hold U.S. dollar placements and securities issued by foreign entities, as a tax efficient investment structure to generate foreign source earnings. The Company has foreign tax credits available to reduce the tax rate on this income.

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

Geographic Distribution of Cross-Border International Assets [1]	Table 9

(dollars in thousands)	Government and Other Official Institutions	Banks and Other Financial Institutions	Commercial and Consumer	Total

At December 31, 2004:
Netherlands
Investment Securities	$–	$102,075	$–	$102,075
Deposits	–	2,344	–	2,344
Loans and Leases	–	–	12,729	12,729

Total Netherlands	–	104,419	12,729	117,148

Australia
Investment Securities	–	75,871	–	75,871
Deposits	–	290	–	290
Loans and Leases	–	–	12,615	12,615

Total Australia	–	76,161	12,615	88,776

All Others [2]
Investment Securities	–	150,019	–	150,019
Deposits	–	2,167	–	2,167
Loans and Leases	67	4,017	80,151	84,235

Total All Others	67	156,203	80,151	236,421

Total	$67	$336,783	$105,495	$442,345

At December 31, 2003:
United Kingdom	$–	$100,951	$9,509	$110,460
All Others	200	163,328	77,021	240,549

Total	$200	$264,279	$86,530	$351,009

At December 31, 2002:
United Kingdom	$–	$160,811	$9,658	$170,469
Germany	–	100,296	292	100,588
Singapore	–	100,095	–	100,095
Netherlands	–	85,296	12,700	97,996
All Others	337	138,294	65,023	203,654

Total	$337	$584,792	$87,673	$672,802

1
This table details cross-border outstandings by country that individually amounted to 0.75% or more of consolidated total assets. Cross-border outstandings are defined as foreign monetary assets that are payable to the Company in U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies. Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and other monetary assets.

2
At December 31, 2004, the significant items comprising All Others category included cross-border outstandings of $66.7 million in United Kingdom, $50.9 million in Sweden and $49.9 million in Switzerland.

Corporate Risk Profile

Credit Risk

Credit Risk is defined as the risk that borrowers or counter parties will not be able to repay their obligations to the Company. Credit exposures reflect legally binding commitments for loans, leases, banker's acceptances, financial and standby letters of credit and overnight overdrafts.

The Company's asset quality continued to improve in 2004 as evidenced by lower levels of internally criticized loans, non-performing assets and a continued lower trend in the level of net charge-offs. The ratio of non-performing assets to total loans and foreclosed real estate was 0.23% at December 31, 2004 as compared to 0.55% at December 31, 2003. As a percentage of average loans, 2004 net charge-offs were 0.09% as compared to 0.25% for 2003.

The Company's improved credit risk profile relative to a year ago reflects sustained expansion and strength in the Hawaii and mainland economies with disciplined underwriting and portfolio management. The quality of the portfolio of Hawaii-based loans continued to improve, primarily due to the expanding local economy led by construction and real estate industries and record levels of domestic tourism. Strong credit quality in the Mainland portfolio reflected prior years' strategy of shifting to borrowers and industries believed to have a lower risk profile and targeted reductions in large borrower concentrations. In addition, ongoing portfolio management results in early identification and disengagement, when possible, from weakening credits. In the consumer portfolios, performance was satisfactory despite higher net charge-offs as a result of seasoning in Hawaii and reduced collections in American Samoa. Residential real estate continued to be supported by a strong housing market.

Although the overall credit risk profile continued to improve, the domestic legacy airline carriers continued to experience a higher risk profile with current negative trends. Outstandings to legacy carriers as of December 31, 2004 were $21.3 million and are included in the United States national passenger carriers total, as shown on Table 10. Volatile oil prices have had a pronounced impact on already struggling domestic legacy airline carriers who have a less competitive business model in the current environment. In addition, $28.5 million of the domestic regional carrier outstandings provide feeder route service for or have a material dependency on legacy carriers.

In the Guam portfolio, which is sensitive to tourism and military spending, economic indicators trended upward in 2004 although some uncertainty continued to exist. Tourism had rebounded and there have been announced increases in military spending and presence. As of December 31, 2004, internally classified exposure declined from December 31, 2003 due to strategic reduction along with some borrower improvement. Targeted lending to select commercial borrowers is active, while consumer loans are leading portfolio growth.

Total syndicated exposure of $789.8 million at December 31, 2004 decreased $136.1 million or 15% from 2003. The decrease reflected disengagements and pay-offs in the printing / publishing and the hotel industries. At December 31, 2004, the largest syndicated loan outstanding totaled $25.0 million to a Hawaii shopping center operator while the second largest was $21.0 million to a Hawaii-based hotel operator. The 10 largest syndicated credits had outstandings totaling $138.7 million down from $169.7 million as of December 31, 2003. Of the top 10 exposures, 49% reflected loans to Hawaii-based borrowers, primarily real estate investors / developers. Of the total syndicated exposure as of December 31, 2004, a $4.0 million undrawn syndicated letter of credit was internally classified, representing less than 1% of total syndicated unfunded commitments. The letter of credit exposure was to an airline operating under Chapter 11 bankruptcy and is 50% cash-secured.

The Company's other large concentrations at December 31, 2004 included five exposures larger than $25.0 million. The borrowers are major companies, of which three have Hawaii operations. Three exposures that totaled $195.6 million or 65% of the total were commercial paper backup lines to investment grade companies and were undrawn. The remaining two exposures were collateralized by securities and real estate and were substantially funded.

Table 10 summarizes concentrations of credit exposures.

Selected Concentrations of Credit Exposure	Table 10

	December 31, 2004

				Dec. 31, 2003 [1] Total Exposure
(dollars in thousands)	Outstanding	Unused Commitments	Total Exposure

Air Transportation
United States Regional Passenger Carriers	$41,057	$11,707	$52,764	$59,231
United States National Passenger Carriers	39,594	–	39,594	37,259
Passenger Carriers Based Outside United States	25,910	–	25,910	31,549
Cargo Carriers	13,771	–	13,771	14,405

Total Air Transportation	$120,332	$11,707	$132,039	$142,444

Guam
Hotel	$6,014	$–	$6,014	$17,733
Other Commercial	143,819	42,467	186,286	184,129
Consumer	376,948	13,486	390,434	288,831

Total Guam	$526,781	$55,953	$582,734	$490,693

Syndicated Exposure	$201,359	$588,399	$789,758	$925,864

Other Large Borrowers [2]	$109,921	$192,481	$302,402	$336,748

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

Non-Performing Assets

Non-performing assets ("NPAs") consist of non-accrual loans and loans held for sale and foreclosed real estate. The net decrease in NPAs at December 31, 2004 from December 31, 2003 included $5.7 million of loans that returned to accrual status, $16.6 million of payments and pay-offs and $4.7 million of charge-offs. The decrease in non-performing assets in 2004 also included a $4.0 million transfer of a Company occupied foreclosed real estate property to premises. Against a backdrop of improving economic conditions and positive resolution of several borrowers, additions to NPAs of $14.5 million decreased $7.4 million from the prior year level, charge-offs from NPAs of $4.7 million decreased $2.2 million, and payments of $16.6 million increased $1.6 million. Total additions also included $8.8 million of residential real estate that had predominantly paid-off as of December 31, 2004.

At December 31, 2004, the ratio of non-performing assets to total loans and foreclosed real estate was 0.23%, a decline from 0.55% at December 31, 2003. As of December 31, 2004, 42% of total NPAs were concentrated in commercial loans (15% in commercial mortgage) and 55% were secured by residential mortgage. This compares to the prior year concentrations of 55% in commercial loans (29% in commercial mortgage) and 29% secured by residential mortgage. NPAs in Guam were reduced nearly 60% to $5.1 million from $12.7 million in 2003 primarily due to payments from a number of commercial borrowers. As a percentage of total NPAs, Guam exposure represented 37% in 2004, a decline from 40% in 2003.

Loans Past Due 90 Days or More and Still Accruing Interest

Accruing loans past due 90 days or more totaled $2.1 million at December 31, 2004, a decrease of $1.4 million or 40% from December 31, 2003. The decrease generally reflected improvement in residential mortgages in Guam and Hawaii, due to improving economic conditions in Guam and a solid economy and strong housing market in Hawaii.

Table 11 presents a five-year history of non-performing assets and accruing loans past due 90 days or more.

Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More	Table 11

	December 31,

(dollars in thousands)	2004	2003	2002	2001	2000

Non-Performing Assets
Non-Accrual Loans
Domestic Loans
Commercial
Commercial and Industrial	$683	$6,015	$5,912	$18,888	$55,362
Commercial Mortgage	2,106	9,337	20,323	16,301	60,040
Construction	–	–	529	9,290	6,369
Lease Financing	2,973	2,181	4,047	755	443

Total Commercial	5,762	17,533	30,811	45,234	122,214

Consumer
Residential Mortgage	7,688	9,354	13,898	15,281	21,821
Home Equity	218	460	263	139	914
Other Consumer	–	–	–	135	16

Total Consumer	7,906	9,814	14,161	15,555	22,751

Total Domestic Loans	13,668	27,347	44,972	60,789	144,965

Foreign Loans	–	–	–	–	33,493

Total Non-Accrual Loans	13,668	27,347	44,972	60,789	178,458

Loans Held for Sale	–	–	–	1,712	–

Foreclosed Real Estate	191	4,377	9,434	17,174	4,526

Total Non-Performing Assets	$13,859	$31,724	$54,406	$79,675	$182,984

Accruing Loans Past Due 90 Days or More
Domestic Loans
Commercial
Commercial and Industrial	$52	$725	$162	$137	$5,031
Commercial Mortgage	–	–	298	–	1,298
Lease Financing	–	117	–	–	–

Total Commercial	52	842	460	137	6,329

Consumer
Residential Mortgage	387	1,430	641	3,715	3,272
Home Equity	–	–	10	66	–
Purchased Home Equity	183	–	–	–	–
Other Consumer	1,433	1,210	693	893	5,648
Lease Financing	30	–	14	56	363

Total Consumer	2,033	2,640	1,358	4,730	9,283

Total Domestic Loans	2,085	3,482	1,818	4,867	15,612

Foreign Loans	–	–	–	–	3,181

Total Accruing and Past Due	$2,085	$3,482	$1,818	$4,867	$18,793

Total Loans and Leases	$5,986,930	$5,757,175	$5,359,004	$5,657,100	$9,238,435

Ratio of Non-Accrual Loans to Total Loans	0.23%	0.48%	0.84%	1.07%	1.93%
Ratio of Non-Performing Assets to Total Loans and Foreclosed Real Estate	0.23%	0.55%	1.01%	1.40%	1.98%
Ratio of Non-Performing Assets and Accruing Loans Past Due 90 Days or More to Total Loans	0.27%	0.61%	1.05%	1.49%	2.18%

Table 12 presents foregone interest on non-accrual loans.

Foregone Interest on Non-Accrual Loans	Table 12

	Year Ended December 31,

(dollars in thousands)	2004	2003	2002	2001	2000

Interest Income That Would Have Been Recorded Under Original Terms:
Domestic	$2,123	$2,829	$5,344	$6,510	$10,183
Foreign	–	–	–	4,175	2,847
Interest Income Recorded During the Current Year:
Domestic	532	1,336	1,927	1,592	3,356
Foreign	–	–	–	1,086	679

Allowance for Loan and Lease Losses

The Company maintains an Allowance adequate to cover management's estimate of probable credit losses inherent in its loan and lease portfolios as of a given balance sheet date. The Allowance is based on a range of inherent loss estimates derived from a comprehensive quarterly analysis of historical loss experience, plus an amount for credit management judgment reflecting the evaluation of the impact of environmental factors on portfolio performance, plus an amount for imprecision of estimates. Note 1 to the Consolidated Financial Statements, which is incorporated by reference in this Item, describes the methodologies used to develop the Allowance.

The Allowance was $106.8 million at December 31, 2004, a decrease of $22.3 million from December 31, 2003. Based on continued strength in the economic environment, improvement in the credit quality of the loan portfolio, lower than anticipated net charge-offs during 2004 and management's ongoing assessment of the portfolio, the Company returned $10.0 million to income from a release of the Allowance in 2004. In addition, $6.8 million was reclassified to other liabilities from the Allowance relating to the allowance for unfunded commitments (discussed in more detail in the next section). See Note 3 to the Consolidated Financial Statements, which is incorporated by reference in this Item, for changes in the Allowance during the last five years.

The ratio of the Allowance to total loans and leases outstanding was 1.78% at December 31, 2004 down from 2.14% at September 30, 2004 and down from 2.24% at December 31, 2003. If the allowance for unfunded commitments had been reclassified at either September 30, 2004 or December 31, 2003, the ratio of the Allowance losses to total loans and leases outstanding would have been 2.03% and 2.12%, respectively.

Net charge-offs for 2004 of $5.5 million or 0.09% of total average loans, decreased from $13.8 million or 0.25% of total average loans in 2003. Net charge-offs in 2004 included recoveries of $8.2 million from divested businesses and 2003 net charge-offs included $5.2 million of charge-offs for the remaining portfolio balances of certain Pacific Island locations where operations were previously discontinued. Adjusted for activity from these divested or discontinued operations, net charge-offs for 2004 of $13.7 million or 0.24% of total average loans, increased from $8.6 million or 0.16% of total average loans in 2003. This increase was in other consumer loans, driven by seasoning in organic growth in Hawaii and reduced collections in American Samoa.

Beginning with the fourth quarter 2004, the Company revised its allocation of the components of the Allowance as a result of current accounting interpretations. Specific risk factors previously considered and included in the general component have been allocated to the credit judgment segment in order to present total reserve allocations for a given risk element. The general component now provides solely for imprecision in the Company's process for estimating probable loss inherent in the portfolio.

While management has allocated a portion of the Allowance to specific loan categories, the adequacy of the Allowance must be considered in its entirety. The Allowance is considered adequate by management at December 31, 2004, based on an ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

Allowance allocations by loan category are presented in Table 13.

Allocation of Allowance for Loan and Lease Losses	Table 13

(dollars in thousands)	2004	2003	2002	2001	2000

Domestic Loans
Commercial
Commercial and Industrial	$21,802	$33,724	$43,465	$57,520	$90,047
Commercial Mortgage	9,119	16,303	16,488	16,056	27,500
Construction	1,381	2,342	2,681	5,252	6,000
Lease Financing	41,011	24,247	20,519	19,992	3,700

Total Commercial	73,313	76,616	83,153	98,820	127,247

Consumer
Residential Mortgage	5,483	4,800	6,371	9,004	8,300
Home Equity	1,900	959	600	1,276	371
Purchased Home Equity	607	899	–	–	–
Other Consumer	19,825	14,349	15,029	12,885	14,503
Lease Financing	203	312	400	459	626

Total Consumer	28,018	21,319	22,400	23,624	23,800

Total Domestic Loans	101,331	97,935	105,553	122,444	151,047

Foreign Loans	436	719	718	644	73,332
General [1]	5,029	30,426	36,582	35,891	21,868

Total Allocation of Allowance for Loan and Lease Losses	$106,796	$129,080	$142,853	$158,979	$246,247

1
Includes both foreign and domestic general reserves.

	2004		2003		2002		2001		2000

	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases

Domestic Loans
Commercial
Commercial and Industrial	2.50%	14.56%	4.13%	14.18%	4.97%	16.33%	4.92%	20.68%	3.70%	26.34%
Commercial Mortgage	1.51	10.07	2.55	11.11	2.79	11.03	2.51	11.33	2.44	12.18
Construction	1.13	2.04	2.31	1.76	2.10	2.38	3.10	3.00	1.95	3.33
Lease Financing	9.18	7.46	5.56	7.57	4.80	7.97	4.72	7.49	0.80	5.03

Total Commercial	3.59	34.13	3.84	34.62	4.11	37.71	4.11	42.50	2.94	46.88

Consumer
Residential Mortgage	0.24	38.30	0.21	40.30	0.30	39.77	0.37	42.85	0.32	27.74
Home Equity	0.29	10.98	0.21	8.11	0.14	7.99	0.39	5.83	0.13	3.06
Purchased Home Equity	0.49	2.05	0.42	3.69	–	3.47	–	–	–	–
Other Consumer	2.64	12.56	2.18	11.44	3.05	9.21	3.22	7.07	2.02	7.79
Lease Financing	0.62	0.54	0.88	0.62	1.16	0.64	1.18	0.69	1.47	0.46

Total Consumer	0.73	64.43	0.58	64.16	0.68	61.08	0.74	56.44	0.66	39.05

Total Domestic Loans	1.72	98.56	1.72	98.78	1.99	98.79	2.19	98.94	1.90	85.93

Foreign Loans	0.51	1.44	1.02	1.22	1.11	1.21	1.07	1.06	5.64	14.07

Total	1.78%	100.00%	2.24%	100.00%	2.67%	100.00%	2.81%	100.00%	2.67%	100.00%

Allowance for Unfunded Commitments

In the fourth quarter of 2004, the Company reclassified $6.8 million from the Allowance to other liabilities, representing the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit reflect bankers acceptances, financial and standby letters of credit, commercial letters of credit, overnight overdrafts, and credit cards where the Company has issued a loss guarantee on behalf of its customers. The process used to determine the allowance for unfunded commitments remains consistent with the process for determining the Allowance as adjusted for estimated funding probabilities or loan equivalency factors. The allowance for unfunded commitments at December 31, 2003 was $6.9 million.

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

The Company's "other than trading" activities include normal business transactions that expose the Company's balance sheet profile to varying degrees of market risk. The Company's primary market risk exposure is interest rate risk. A key element in the process of managing market risk involves oversight by senior management and the Board of Directors as to the level of such risk assumed by the Company in its balance sheet. The Board of Directors reviews and approves risk management policies, including risk limits and guidelines and delegates oversight functions to the Asset Liability Management Committee ("ALCO"). The ALCO, consisting of senior business and finance officers, monitors the Company's market risk exposure and, as market conditions dictate, modifies balance sheet positions. The ALCO may also direct the use of derivative instruments.

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

The earnings of the Company and the Bank are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System. The monetary policies of the Federal Reserve System influence to a significant extent the overall growth of loans, investments and deposits; the level of interest rates earned on assets and paid for liabilities; and interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies are generally not predictable.

A key element in the Company's ongoing process to measure and monitor interest rate risk is the utilization of a net interest income ("NII") simulation model. This model is used to estimate the amount that NII will change over a one-year time horizon under various interest rate scenarios. These estimates are based on assumptions on the behavior of loan and deposit pricing, prepayment speeds on mortgage-related assets, and principal amortization and maturities on other financial instruments. The model's analytics includes the effects of embedded options. While such assumptions are inherently uncertain, management believes that these assumptions are reasonable. As a result, the NII simulation model captures the dynamic nature of the balance sheet and provides a sophisticated estimate rather than a precise prediction of NII's exposure to higher or lower interest rates.

Table 14 presents, as of December 31, 2004, 2003 and 2002, the estimate of the change in NII from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion for the entire yield curve, over the next 12-month period relative to the measured base case scenario for NII.

Market Risk Exposure to Interest Rate Changes	Table 14

	December 31,
	2004 Interest Rate Change (in basis points)		2003 Interest Rate Change (in basis points)		2002 Interest Rate Change (in basis points)

(dollars in thousands)	-200	200	-200	200	-200	200

Estimated Exposure as a Percent of Net Interest Income	(6.5)%	2.0%	(4.8)%	4.0%	(3.75)%	7.66%
Estimated Exposure to Net Interest Income	$(25,388)	$7,812	$(17,565)	$14,638	$(13,884)	$28,360

To enhance and complement the results from the NII simulation model, the Company also reviews other measures of interest rate risk. These measures include the sensitivity of market value of equity and the exposure to basis risk and non-parallel yield curve shifts. There are inherent limitations to these measures however; used along with the NII simulation model the Company obtains better overall insight for managing its exposure to changes in interest rates.

In managing interest rate risks, the Company uses several approaches to modify its risk position. Approaches that are used to shift balance sheet mix or alter the interest rate characteristics of assets and liabilities include changing product pricing strategies, modifying investment portfolio characteristics, or using financial derivative instruments. The use of financial derivatives, as detailed in Note 14 to the Consolidated Financial Statements, which is incorporated by reference in this Item, has been limited over the past several years.

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

In an effort to ensure that its liquidity needs are met, the Company actively manages both the asset and liability sides of the Statement of Condition. The primary sources of liquidity are available-for-sale investment securities, interest bearing deposits and cash flows from loans and investments, as well as the ability to sell or securitize certain assets. With respect to liabilities, liquidity is generated through growth in deposits, repos and other funding. During 2004, the Company continued to use funds to repurchase stock (see "Capital Management") and reduce debt where possible. In 2004, a total of $90.5 million in privately-placed notes matured and only $25.0 million was replaced by an advance from the Federal Home Loan Bank. In addition, excess liquidity was deployed into longer term assets.

Off-Balance Sheet Arrangements, Commitments and Aggregate Contractual Obligations

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements. As of December 31, 2004, the Company was not involved in any material unconsolidated SPE transactions.

The Company's commitments and contractual obligations as of December 31, 2004 are summarized in Table 15. See the following Notes to the Consolidated Financial Statements which are incorporated by reference in this Item for additional information.

      •
      Note 5 – Premises and Equipment and Other Assets and Liabilities
      •
      Note 7 – Short-Term Borrowings
      •
      Note 8 – Long-Term Debt
      •
      Note 14 – Derivatives
      •
      Note 15 – Fair Values of Financial Instruments

Commitments	Table 15

	Amount of Commitment Expiration Per Period
(dollars in thousands)	Less Than One Year	Greater Than One Year	Total

Commitments to Extend Credit	$770,674	$1,692,151	$2,462,825
Standby Letters of Credit	87,137	15,167	102,304
Commercial Letters of Credit	32,223	5,270	37,493
Foreign Exchange and Mortgage Loan Forward Contracts	201,515	–	201,515

Total Commitments	$1,091,549	$1,712,588	$2,804,137

Contractual Obligations

	Payments Due By Period
(dollars in thousands)	Less Than One Year	1 - 3 Years	4 - 5 Years	After 5 Years	Total

Deposits	$7,155,810	$290,746	$88,147	$29,964	$7,564,667
Short-Term Borrowings	733,616	–	–	–	733,616
Banker's Acceptances	1,406	–	–	–	1,406
Long-Term Debt	10,000	27,500	124,760	81,425	243,685
Capital Lease Obligations	605	1,210	1,330	28,576	31,721
Operating Leases	12,572	20,036	12,503	68,624	113,735
Purchase Obligations	21,286	29,936	21,343	6,213	78,778
Pension and Post Retirement Contributions	1,800	3,800	4,100	12,400	22,100

Total Contractual Obligations	$7,937,095	$373,228	$252,183	$227,202	$8,789,708

The Company obtains funding through repos, federal funds and commercial paper. The Company issues commercial paper in various denominations with maturities of generally 90 days or less.

Repos are financing transactions, under which securities are pledged as collateral for short-term borrowings. These transactions are normally with governmental entities. Historically, these governmental entities have provided a stable source of funds.

The Bank is a member of the Federal Home Loan Bank of Seattle (the "FHLB"), which provides an additional source for short and long-term funding. Borrowings from the FHLB were $87.5 million and $68.5 million at the end of 2004 and 2003, respectively.

Additionally, the Bank maintains a $1.0 billion senior and subordinated bank note program. Under this facility, the Bank may issue additional notes provided that the aggregate amount outstanding does not exceed $1.0 billion. Subordinated notes outstanding under this bank note program totaled $124.8 million and $124.7 million at the end of 2004 and 2003, respectively.

The largest purchase obligation included in the above table is an outsourcing agreement for technology services. Total payments over the remaining term (through 2010) of this contract will be approximately $55.0 million. Other contracts included in purchase obligations consist of service agreements for the Company's asset management system, ATM system and cash management system.

Capital Management

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. At December 31, 2004 and 2003, the Company and the Bank were well capitalized under this regulatory framework. There have been no conditions or events since December 31, 2004 that management believes have changed either the Company's or the Bank's capital classifications. Note 9 to the Consolidated Financial Statements, which is incorporated by reference in this Item, provides additional information about the regulatory capital framework and the Company's capital amounts and ratios.

As of December 31, 2004, $31.4 million of the 8.25% Capital Securities that mature in 2026 were outstanding. These securities qualify as Tier I capital for regulatory accounting purposes, but are classified as long-term debt in the Consolidated Statements of Condition. In addition, the Company had subordinated debt of $99.8 million at the end of 2004 that qualifies as Total capital for regulatory purposes.

At year-end 2004, the Company's shareholders' equity was $814.8 million, an increase of $21.7 million or 3% from year-end 2003. The increase in shareholders' equity resulted from current year earnings of $173.3 million and stock issuances, and the related tax effect, under various stock-based employee benefit plans which totaled $160.0 million. These increases were partially offset by stock repurchases that totaled $238.1 million and dividends paid of $66.3 million. Table 16 presents a five-year history of activities and balances in the Company's capital accounts, along with key capital ratios.

During 2004, the Company's Board of Directors approved additional authorizations of $150.0 million to repurchase shares of common stock under the share repurchase program. In January 2005, an additional $100.0 million authorization was approved. These authorizations, combined with the Company's previously announced authorization of $1,000.0 million, brings the total authorized repurchase amount to $1,250.0 million. From the beginning of the share repurchase program in July 2001 through December 31, 2004, the Company had repurchased a total of 34.9 million shares and returned a total of $1,087.5 million to its shareholders at an average cost of $31.13 per share. From January 1, 2005 through February 18, 2005, the Company repurchased an additional 1.6 million shares at an average cost of $48.19 per share for a total of $79.3 million. Remaining buyback authority was $83.2 million at February 18, 2005.

Equity Capital	Table 16

		December 31,
	(dollars in thousands)	2004	2003	2002	2001	2000

	Change in Shareholders' Equity
	Net Income	$173,339	$135,195	$121,180	$117,795	$113,661
	Dividends Paid	(66,326)	(50,589)	(50,635)	(56,567)	(56,471)
	Dividend Reinvestment Program	4,416	3,292	2,893	2,819	3,261
	Stock Issued for Acquisition	–	–	–	1,299	–
	Stock Repurchases	(238,077)	(329,978)	(332,217)	(195,687)	(16,992)
	Other [1]	148,350	19,453	27,526	75,997	45,567

	Increase (Decrease) in Shareholders' Equity	$21,702	$(222,627)	$(231,253)	$(54,344)	$89,026

	Regulatory Capital
	Shareholders' Equity	$814,834	$793,132	$1,015,759	$1,247,012	$1,301,356
Add:	8.25% Capital Securities of Bancorp Hawaii Capital Trust I	31,425	31,425	31,425	100,000	100,000
	Minority Interest	–	–	–	–	4,536
Less:	Goodwill	36,216	36,216	36,216	26,676	163,867
	Unrealized Valuation and Other Adjustments	5,251	10,771	27,205	22,967	2,500

	Tier I Capital	804,792	777,570	983,763	1,297,369	1,239,525
	Allowable Reserve for Loan Losses	83,292	78,147	74,969	83,001	132,821
	Subordinated Debt	99,808	124,709	124,658	148,423	172,142
	Unrealized Gains on Available for Sale Equity Securities	31	66	132	–	–
	Investment in Unconsolidated Subsidiary	–	–	–	–	(3,446)

	Total Capital	$987,923	$980,492	$1,183,522	$1,528,793	$1,541,042

	Risk-Weighted Assets	$6,633,082	$6,200,831	$5,929,613	$6,564,111	$10,524,878

	Key Regulatory Capital Ratios
	Average Equity/Average Assets Ratio	7.81%	9.60%	11.88%	10.59%	8.78%
	Tier I Capital Ratio	12.13%	12.54%	16.59%	19.76%	11.78%
	Total Capital Ratio	14.89%	15.81%	19.96%	23.29%	14.64%
	Leverage Ratio	8.29%	8.43%	10.34%	11.20%	9.10%
1
Includes unrealized valuation adjustments for investment securities, foreign currency translation, pension liability adjustment, stock issuances under employee benefit plans and tax benefits related to stock option exercises.

Recent Accounting Pronouncements and Developments

Note 1 to the Consolidated Financial Statements, which is incorporated by reference in this Item, discusses the expected impact of new accounting standards recently issued or proposed but not yet required to be adopted.

Fourth Quarter Results and Other Matters

Net income in the fourth quarter of 2004 increased $7.6 million or 19.6% from the comparable period in 2003. Diluted earnings per share for the fourth quarter of 2004 were $0.82, an increase of $0.16 or 24% from $0.66 per diluted share for the same prior year period. The return on average assets for the fourth quarter of 2004 improved to 1.89% from 1.66% in the comparable period in 2003. Return on average equity for the fourth quarter of 2004 improved to 23.63% from 18.59% in the same quarter last year.

Net interest income on a taxable equivalent basis for the fourth quarter of 2004 increased $6.6 million or 7% from the fourth quarter of 2003 as a result of higher yields on investment securities.

The net interest margin was 4.40% for the fourth quarter of 2004, a five basis point increase from 4.35% in the same prior year quarter. The net interest margin improvement from the prior year quarter was a result of increased earning assets, mainly investment securities.

Due to continued strength in the economic environment, improvement in the credit quality of the loan portfolio, lower than anticipated net charge-offs during 2004 and management's ongoing assessment of the portfolio, the Company returned $6.5 million to income from a release of the Allowance ($4.1 million or $0.07 per diluted share after taxes).

Non-interest income was $48.4 million for the fourth quarter, a decrease of $1.1 million or 2% from the same period in 2003. The decrease was largely due to declines in gains on sales of mortgage loans.

Non-interest expense for the fourth quarter of 2004 was $82.1 million, a decrease of $1.3 million or 2% from the comparable period in 2003. The decrease was primarily due to a reduction in salaries and benefits related to incentive compensation and separation expenses. In addition, the fourth quarter of 2003 included higher stock-based compensation expense that was offset by a curtailment gain on post-retirement benefits.

During the fourth quarter of 2004, the Company repurchased 1.0 million shares of common stock at a total cost of $50.3 million under its share repurchase program. The average cost was $49.01 per share repurchased during the quarter.

Table 17 presents the Company's 2004 and 2003 quarterly results of operations.

Consolidated Quarterly Results of Operations	Table 17

	Three Months Ended 2004				Three Months Ended 2003
(dollars in thousands except per share amounts)
	Dec.	Sept.	June	Mar.	Dec.	Sept.	June	Mar.

Interest Income	$117,371	$114,397	$111,490	$111,756	$108,827	$108,064	$111,851	$113,779
Interest Expense	17,440	15,618	15,641	15,725	15,475	16,959	21,366	22,779

Net Interest Income	99,931	98,779	95,849	96,031	93,352	91,105	90,485	91,000
Provision for Loan and Lease Losses	(6,500)	–	(3,500)	–	–	–	–	–
Investment Securities Gains (Losses)	(757)	–	(37)	–	(20)	639	587	583
Non-Interest Income	49,107	53,054	54,885	48,842	49,457	53,152	50,152	44,170
Non-Interest Expense	82,103	84,190	85,125	83,022	83,404	88,877	95,394	90,200

Income Before Income Taxes	72,678	67,643	69,072	61,851	59,385	56,019	45,830	45,553
Provision for Income Taxes	26,437	24,576	24,840	22,052	20,712	19,332	15,796	15,752

Net Income	$46,241	$43,067	$44,232	$39,799	$38,673	$36,687	$30,034	$29,801

Basic Earnings Per Share	$0.86	$0.82	$0.84	$0.73	$0.70	$0.64	$0.50	$0.49
Diluted Earnings Per Share	$0.82	$0.78	$0.79	$0.69	$0.66	$0.61	$0.48	$0.47
Net Income to Average Total Assets (ROA)	1.89%	1.77%	1.80%	1.65%	1.66%	1.53%	1.27%	1.31%
Net Income to Average Shareholders' Equity (ROE)	23.63%	23.42%	24.28%	19.98%	18.59%	16.69%	12.93%	12.42%
Efficiency Ratio [1]	55.37%	55.45%	56.49%	57.31%	58.41%	61.34%	67.55%	66.44%
1
The efficiency ratio is defined as non-interest expense divided by total revenue (net interest income and non-interest income).

2005 Outlook

The Company currently estimates that its net income for 2005 should be approximately $174.0 million to $177.0 million. An important element in the estimation process is the appropriate level of the Allowance. An analysis of credit quality is performed quarterly to determine the adequacy of the Allowance. The results of this analysis determine the timing and amount of the Provision. In addition, based on current economic conditions, the Company expects that further credit quality improvement may occur and, as a result, the Allowance may be further reduced. Accordingly, the net income estimates include a $10.0 million Provision for 2005. This Provision estimate results in a $20.0 million change in pretax income from 2004, which included a return of $10.0 million to income from a release of the Allowance. Earnings per share and return on equity projections continue to be dependent upon, among other things, the terms and timing of share repurchases.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See the Market Risk section in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

Consolidated Quarterly Results of Operations – See Table 17 included in Item 7 of this report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Bank of Hawaii Corporation

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Hawaii Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bank of Hawaii Corporation and subsidiaries' internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

                        Ernst & Young LLP

Honolulu, Hawaii
February 25, 2005

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands except per share amounts)	2004	2003	2002

Interest Income
Interest and Fees on Loans and Leases	$327,953	$334,793	$366,366
Income on Investment Securities – Available for Sale	93,528	77,793	104,261
Income on Investment Securities – Held to Maturity	26,204	18,956	16,774
Deposits	3,480	4,816	20,020
Funds Sold	1,058	1,919	3,503
Other	2,791	4,244	5,614

Total Interest Income	455,014	442,521	516,538

Interest Expense
Deposits	36,743	47,473	84,348
Securities Sold Under Agreements to Repurchase	9,353	7,939	30,173
Funds Purchased	1,815	944	1,030
Short-Term Borrowings	82	92	1,489
Long-Term Debt	16,431	20,131	29,267

Total Interest Expense	64,424	76,579	146,307

Net Interest Income	390,590	365,942	370,231
Provision for Loan and Lease Losses	(10,000)	–	11,616

Net Interest Income After Provision for Loan and Lease Losses	400,590	365,942	358,615

Non-Interest Income
Trust and Asset Management	53,465	50,996	55,733
Mortgage Banking	8,012	15,556	18,866
Service Charges on Deposit Accounts	39,117	35,938	32,617
Fees, Exchange, and Other Service Charges	54,907	56,221	51,594
Investment Securities Gains (Losses)	(794)	1,789	615
Insurance	19,241	19,145	17,710
Other	31,146	19,075	21,200

Total Non-Interest Income	205,094	198,720	198,335

Non-Interest Expense
Salaries and Benefits	184,299	186,280	186,563
Net Occupancy Expense	38,347	38,980	39,149
Net Equipment Expense	23,926	33,652	41,253
Restructuring and Other Related Costs	–	–	2,364
Information Technology Systems Replacement Project	–	21,871	13,628
Other	87,868	77,092	86,292

Total Non-Interest Expense	334,440	357,875	369,249

Income Before Income Taxes	271,244	206,787	187,701
Provision for Income Taxes	97,905	71,592	66,521

Net Income	$173,339	$135,195	$121,180

Basic Earnings Per Share	$3.26	$2.32	$1.75
Diluted Earnings Per Share	$3.08	$2.21	$1.70
Dividends Declared Per Share	$1.23	$0.87	$0.73
Basic Weighted Average Shares	53,232,815	58,338,566	69,385,745
Diluted Weighted Average Shares	56,241,044	61,085,567	71,447,333

See accompanying notes to Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands)	December 31, 2004	December 31, 2003

Assets
Interest-Bearing Deposits	$4,592	$154,735
Investment Securities – Available for Sale	2,483,719	1,991,116
Investment Securities – Held to Maturity (Market Value of $585,836 and $720,699)	589,908	727,233
Funds Sold	21,000	–
Loans Held for Sale	17,642	9,211
Loans and Leases	5,986,930	5,757,175
Allowance for Loan and Lease Losses	(106,796)	(129,080)

Net Loans	5,880,134	5,628,095

Total Earning Assets	8,996,995	8,510,390

Cash and Non-Interest-Bearing Deposits	225,359	363,495
Premises and Equipment	146,095	160,005
Customers' Acceptance Liability	1,406	1,707
Accrued Interest Receivable	36,044	32,672
Foreclosed Real Estate	191	4,377
Mortgage Servicing Rights	18,769	22,178
Goodwill	36,216	36,216
Other Assets	305,116	330,607

Total Assets	$9,766,191	$9,461,647

Liabilities
Deposits
Non-Interest-Bearing Demand	$1,977,703	$1,933,928
Interest-Bearing Demand	1,536,323	1,356,330
Savings	2,960,351	2,833,379
Time	1,090,290	1,209,142

Total Deposits	7,564,667	7,332,779

Securities Sold Under Agreements to Repurchase	568,981	472,757
Funds Purchased	149,635	109,090
Short-Term Borrowings	15,000	12,690
Banker's Acceptances Outstanding	1,406	1,707
Retirement Benefits Payable	65,708	61,841
Accrued Interest Payable	7,021	7,483
Taxes Payable and Deferred Taxes	229,928	207,101
Other Liabilities	96,373	138,999
Long-Term Debt	252,638	324,068

Total Liabilities	8,951,357	8,668,515

Commitments and Contingencies (See Notes 10 and 15)
Shareholders' Equity
Common Stock ($.01 par value); authorized 500,000,000 shares; issued / outstanding: December 2004 – 81,711,752 / 54,960,857, December 2003 – 81,647,729 / 54,928,480	813	807
Capital Surplus	450,998	391,701
Accumulated Other Comprehensive Income (Loss)	(12,917)	(5,711)
Retained Earnings	1,282,425	1,199,077
Deferred Stock Grants	(8,433)	(8,309)
Treasury Stock, at Cost (Shares: December 2004 – 26,750,895, December 2003 – 26,719,249)	(898,052)	(784,433)

Total Shareholders' Equity	814,834	793,132

Total Liabilities and Shareholders' Equity	$9,766,191	$9,461,647

See accompanying notes to Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

(dollars in thousands)	Total	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Deferred Stock Grants	Treasury Stock	Compre- hensive Income

Balance at December 31, 2001	$1,247,012	$806	$367,672	$22,761	$1,055,424	$(7,637)	$(192,014)
Comprehensive Income
Net Income	121,180	–	–	–	121,180	–	–	$121,180
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	4,237	–	–	4,237	–	–	–	4,237
Change in Foreign Currency Translation Adjustments	(582)	–	–	(582)	–	–	–	(582)
Change in Pension Liability Adjustment	(14,757)	–	–	(14,757)	–	–	–	(14,757)

Total Comprehensive Income								$110,078

Common Stock Issued under Stock Plans and Related Tax Benefits (1,650,313 shares)	41,521	–	4,520	–	(10,059)	6,213	40,847
Treasury Stock Purchased (11,838,800 shares)	(332,217)	–	–	–	–	–	(332,217)
Cash Dividends Paid	(50,635)	–	–	–	(50,635)	–	–

Balance at December 31, 2002	1,015,759	806	372,192	11,659	1,115,910	(1,424)	(483,384)

Comprehensive Income
Net Income	135,195	–	–	–	135,195	–	–	$135,195
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	(16,434)	–	–	(16,434)	–	–	–	(16,434)
Change in Pension Liability Adjustment	(936)	–	–	(936)	–	–	–	(936)

Total Comprehensive Income								$117,825

Common Stock Issued under Stock Plans and Related Tax Benefits (1,683,424 shares)	40,115	1	19,509	–	(1,439)	(6,885)	28,929
Treasury Stock Purchased (9,762,079 shares)	(329,978)	–	–	–	–	–	(329,978)
Cash Dividends Paid	(50,589)	–	–	–	(50,589)	–	–

Balance at December 31, 2003	793,132	807	391,701	(5,711)	1,199,077	(8,309)	(784,433)

Comprehensive Income
Net Income	173,339	–	–	–	173,339	–	–	$173,339
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	(5,519)	–	–	(5,519)	–	–	–	(5,519)
Change in Pension Liability Adjustment	(1,687)	–	–	(1,687)	–	–	–	(1,687)

Total Comprehensive Income								$166,133

Common Stock Issued under Stock Plans and Related Tax Benefits (5,280,205 shares)	159,972	6	59,297	–	(23,665)	(124)	124,458
Treasury Stock Purchased (5,243,458 shares)	(238,077)	–	–	–	–	–	(238,077)
Cash Dividends Paid	(66,326)	–	–	–	(66,326)	–	–

Balance at December 31, 2004	$814,834	$813	$450,998	$(12,917)	$1,282,425	$(8,433)	$(898,052)

See accompanying notes to Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2004	2003	2002

Operating Activities
Net Income	$173,339	$135,195	$121,180
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan and Lease Losses	(10,000)	–	11,616
Depreciation and Amortization	20,829	28,802	34,562
Amortization of Deferred Loan and Lease Fees	(2,006)	(6,167)	(8,229)
Amortization and Accretion of Investment Securities	12,248	33,462	24,153
Deferred Stock Grants	5,610	6,693	5,089
Deferred Income Taxes	16,647	39,873	47,581
Net (Gain) Loss on Investment Securities	794	(1,789)	(615)
Proceeds from Sales of Loans Held for Sale	403,708	741,127	1,230,948
Originations of Loans Held for Sale	(412,139)	(710,220)	(814,357)
Net Change in Other Assets and Liabilities	51,092	51,430	7,653

Net Cash Provided by Operating Activities	260,122	318,406	659,581

Investing Activities
Proceeds from Sales and Redemptions of Investment Securities Available for Sale	828,694	1,841,031	1,286,836
Purchases of Investment Securities Available for Sale	(1,341,026)	(1,601,274)	(1,590,059)
Proceeds from Redemptions of Investment Securities Held to Maturity	205,629	193,741	183,073
Purchases of Investment Securities Held to Maturity	(70,238)	(692,292)	(23,488)
Net (Increase) Decrease in Loans and Leases	(246,833)	(405,777)	278,605
Premises and Equipment, Net	(2,920)	(11,838)	(15,360)

Net Cash Provided (Used) by Investing Activities	(626,694)	(676,409)	119,607

Financing Activities
Net Increase in Demand Deposits	223,768	398,793	379,635
Net Increase in Savings Deposits	126,972	298,160	597,556
Net Decrease in Time Deposits	(118,852)	(284,335)	(735,250)
Proceeds from Long-Term Debt	25,000	50,000	–
Repayments of Long-Term Debt	(96,430)	(115,717)	(200,595)
Net Increase (Decrease) in Short-Term Borrowings	139,079	(238,971)	(979,983)
Proceeds from Issuance of Common Stock	104,159	29,540	36,432
Repurchase of Common Stock	(238,077)	(329,978)	(332,217)
Cash Dividends	(66,326)	(50,589)	(50,635)

Net Cash Provided (Used) by Financing Activities	99,293	(243,097)	(1,285,057)

Effect of Exchange Rate Changes on Cash	–	–	(582)

Decrease in Cash and Cash Equivalents	(267,279)	(601,100)	(506,451)
Cash and Cash Equivalents at Beginning of Period	518,230	1,119,330	1,625,781

Cash and Cash Equivalents at End of Period	$250,951	$518,230	$1,119,330

Non-Cash Investing Activity

In September 2004, the Company transferred a $4.0 million foreclosed real estate property to premises.

During the years ended December 31, 2004, 2003, and 2002, interest payments of $64.9 million, $82.8 million, and $162.3 million, respectively, and income tax payments of $5.2 million, $23.8 million and $11.2 million, respectively, were made.

See accompanying notes to Consolidated Financial Statements.

Note 1 – Summary of Significant Accounting Policies

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

The accounting and reporting principles of the Company conform to U.S. generally accepted accounting principles ("GAAP") and prevailing practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements.

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

The Company has investments in low income housing projects and sponsors the Bank of Hawaii Charitable Foundation. These entities are not consolidated in the Company's financial statements. The Company also has investments in leveraged leases, as discussed in Note 3.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and non-interest-bearing deposits, interest-bearing deposits and funds sold. All amounts are readily convertible to cash and have maturities less than ninety days.

Investment Securities

Investment securities are accounted for according to their purpose and holding period. Debt securities that may not be held to maturity and marketable equity securities are classified as securities available for sale and are reported at fair value, with unrealized gains and losses, after applicable taxes, reported as a component of cumulative other comprehensive income. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Trading securities are those securities acquired for the purpose of funding the Company's liabilities associated with certain compensation plans. These securities are included in Other Assets and are carried at fair value with unrealized holding gains and losses recognized currently in non-interest income. Non-marketable equity securities (Federal Reserve Bank and Federal Home Loan Bank stock) are accounted for at cost and included in Other Assets.

The estimated fair value of a security is determined based on current quotations. Declines in the value of debt securities and marketable equity securities that are considered other than temporary are recorded in non-interest income. Realized gains and losses are recorded in non-interest income using the specific identification method.

Loans Held for Sale

Loans held for sale, principally mortgage loans, are valued on an aggregate basis at the lower of carrying amount or fair value. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in non-interest income.

Loans and Leases

Loans are reported at the principal amount outstanding, net of unearned income. Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, unearned discounts and premiums are deferred and amortized into interest income as an adjustment to yield using methods that approximate the effective yield method over the term or estimated life of the loan. Non-refundable fees and direct loan origination cost related to loans held for sale are deferred and recognized as a component of the gain or loss on sale. Loan commitment fees are generally deferred and amortized into interest income over the commitment period. Other credit-related fees are recognized as fee income, a component of non-interest income, when earned.

Direct financing leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income. Leveraged leases, which are a form of financing leases, are carried net of non-recourse debt. Unearned income on direct financing and leveraged leases is amortized over the lease term by methods that approximate the interest method. Residual values on leased assets are reviewed regularly for other than temporary impairment.

Non-Performing Loans and Leases

Generally, commercial loans are placed on non-accrual status upon becoming contractually past due 90 days or more for principal or interest (unless well secured and in the process of collection), when terms are renegotiated below market levels, or where a substantial doubt about full repayment of principal and or interest is evident. Residential, home equity, and small business loans are placed on non-accrual status when any extension of credit is contractually past due 120 days for principal or interest or upon taking a partial charge-off, or where a substantial doubt about full repayment of principal or interest is evident.

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

Allowance for Loan and Lease Losses

The Allowance for Loan and Lease Losses (the "Allowance") is a valuation allowance for estimated probable credit losses inherent in the loan and lease portfolio as of a given balance sheet date. In accordance with accounting and regulatory guidance, the Company maintains an Allowance adequate to cover management's estimate of probable credit losses. The Allowance is composed of an Allocated and a General component. The Allocated component covers a range of loss estimates based on analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment to address observed changes in trends, conditions, and other relevant environmental and economic factors. The General component covers a measure for imprecision relative to quantitative and judgmental estimates that will inevitably be imprecise. Changes to the absolute level of the Allowance are recognized through charges or credits to the Provision for Loan and Lease Losses (the "Provision"). Losses represent a charge or reduction to the Allowance while recoveries are credited or added back. Credit exposures covered by the Allowance are defined as funded or outstanding amounts of loans and leases.

The Allocated component is further divided between baseline and credit judgment segments. Baseline loss estimates reflect a "bottoms-up" approach based on a quarterly evaluation of individual commercial borrowers for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS No. 114"). Identification of specific borrowers for review is based on non-accrual status and those identified by management as exhibiting above average levels of risk.

The baseline segment also includes analyses of historical loss patterns in various loan pools that have been grouped based on similar risk characteristics for collective evaluation of impairment in accordance with SFAS No. 5, "Accounting for Contingencies." Commercial loan pools are collectively evaluated for impairment based on line-of-business and internal risk rating segmentation and exclude those loans impaired under SFAS No. 114. Loss estimates are calculated based on an analysis of historical risk rating migrations to loss. Consumer and small business loan pools reflect aggregation of similar products based on geography. A range of loss estimates is calculated based on historical rolling average loss rates, credit score band or tier-based loss rates and average delinquency flows to loss.

The credit judgment segment supplements the baseline and is based on assessments of portfolio performance not reflected in the historical analyses. Evaluation of these environmental and economic factors results in a range of probable loss from which the amount of credit judgment is set. Beginning with the fourth quarter of 2004, specific risk factors previously considered in the General component were allocated to the credit judgment in order to present total reserve allocations for a given risk element. Relevant factors include, but are not limited to, concentrations (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, and trends in delinquencies, loan impairment, and net charge-offs. In addition, the Company uses a variety of other tools to estimate probable losses including, but not limited to, a rolling quarterly forecast of asset quality metrics; stress testing; and performance indicators based on the Company's own experience, peers or other industry sources.

The General component addresses imprecision in the estimation process that results from several sources including, but not limited to, delayed information as well as interpretation of that information. Management has determined that a reasonable measure of confidence/imprecision would reflect a range of no less than 2.5% to a high of 10.0% of the Allocated reserve (excluding specific reserves determined in accordance with SFAS No. 114). An alternative measure considered is a range from 0.05% to 0.15% of total loans. Management recognizes that a measure of imprecision is in-and-of itself highly subjective and is based on collective experience. Management also recognizes that the level of the General component may vary from period to period.

While management allocates the Allowance to specific loan categories, the entire Allowance is available to the total loan and lease portfolio.

Allowance for Unfunded Commitments

The allowance for unfunded commitments is a component of Other Liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include bankers acceptances, financial and standby letters of credit, commercial letters of credit, overnight overdrafts, and credit cards where the Company has issued a loss guarantee on behalf of its customers to facilitate card issuance. The process used to determine the allowance for unfunded commitments is consistent with the process for determining the Allowance as adjusted for estimated funding probabilities or loan equivalency factors. The allowance for unfunded commitments is increased or decreased through the Provision.

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

An impairment analysis is performed on a monthly basis by estimating the fair value of the mortgage servicing rights and comparing that value to the carrying amount. The assets are stratified by certain risk characteristics, primarily loan type and note rate. The Company estimates the fair value using a discounted cash flow model to calculate the present value of estimated future net servicing income. The model uses factors such as loan prepayment rates, costs to service, ancillary income, impound account balances and interest rate assumptions in its calculations.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is assessed at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. There was no impairment of goodwill in 2004, 2003 or 2002.

Asset Impairments

Under Company policy, which is in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are evaluated for impairment based on their future use. For an asset that is to be held and used, an impairment loss, which is measured as the difference between the carrying amount and fair value of the asset, is recognized only if the carrying value of the long-lived asset is not recoverable from its undiscounted cash flows. For a long-lived asset to be disposed of by sale, the asset is measured at the lower of its carrying amount or fair value less cost to sell and depreciation is ceased. There was no impairment of long-lived assets in 2004, 2003 or 2002; however, in 2003 and 2002 depreciation was accelerated on assets related to the systems replacement project, as further discussed below.

Information Technology Systems Replacement Project

In 2003, the Company completed the Information Technology Systems Replacement Project, which was accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The costs associated with this project included employee termination benefits, costs to terminate contracts, asset abandonments and professional fees. Termination benefits for employees not required to render service beyond a minimum retention period were recognized at fair value at the communication date. Termination benefits for employees that were required to render service beyond a minimum retention period were recognized ratably over the remaining service period. Costs to terminate a contract before the end of its term were recognized and measured at fair value when the contract terminated. Professional fees were expensed ratably over the conversion period. Depreciation expense on assets abandoned was accelerated and recognized over the shortened life.

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

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the dilutive impact of stock options and uses the average share price during the period in determining the number of incremental shares to be added to the weighted average number of common shares outstanding. There were no adjustments to net income (the numerator) for purposes of computing basic EPS. A reconciliation of the weighted average common shares outstanding for computing diluted EPS for 2004, 2003 and 2002 follows:

	Weighted Average Shares
	2004	2003	2002

Denominator for Basic EPS	53,232,815	58,338,566	69,385,745
Dilutive Effect of Stock Options and Restricted Stock	3,008,229	2,747,001	2,061,588

Denominator for Diluted EPS	56,241,044	61,085,567	71,447,333

Risk Management Instruments

The Company has authorization from its Board to use derivative financial instruments as an end-user in connection with its risk management activities and to accommodate the needs of customers. The Company has not qualified for any of the hedge accounting methods (i.e., fair value, cash flows or net investment in foreign operations) addressed under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). All risk management derivative instruments are carried at fair value and the associated unrealized gains and losses are recognized currently in non-interest income. Over the past few years, the Company has not used interest rate swaps as a risk management tool. During 2004, 2003 and 2002, only limited use of foreign exchange contracts was required to mitigate foreign currency risk. Mortgage loan forward commitments are utilized to mitigage interest rate risk.

Stock-Based Compensation

The Company has employee and director stock option plans that are more fully described in Note 12. The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations. Generally, stock-based employee compensation expense is not reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").

(dollars in thousands except per share and option data)		2004	2003 [1]	2002 [1]

Net Income, as reported		$173,339	$135,195	$121,180
Add:	Stock-Based Employee Compensation Expense Associated with Stock Options Included in Reported Net Income, Net of Related Tax Effects	–	543	644
Less:	Total Stock-Based Employee Compensation Expense Associated with Stock Options Determined Under Fair Value Method For All Option Awards, Net of Related Tax Effects [2]	(4,307)	(9,573)	(9,752)

Pro Forma Net Income		$169,032	$126,165	$112,072

Earnings per share:
Basic-as reported	$3.26	$2.32	$1.75
Basic-pro forma	$3.18	$2.16	$1.62
Diluted-as reported	$3.08	$2.21	$1.70
Diluted-pro forma	$3.01	$2.07	$1.57
Weighted Average Fair Value of Options
Granted During the Year [2]	$12.25	$8.89	$7.98
Assumptions:
Average Risk Free Interest Rate	4.37%	3.96%	4.90%
Average Expected Volatility	32.15%	32.04%	31.41%
Expected Dividend Yield	3.10%	3.21%	3.16%
Expected Life	5.8 years	6.4 years	6.5 years
1
Prior period amounts restated to account for forfeitures and adjustment to dividend yield calculation.

2
A Black-Scholes option pricing model was used to determine the fair values of the options granted.

Stock Repurchases

Shares of the Company's common stock that are repurchased are recorded at cost.

Advertising Costs

The Company recognizes its advertising costs as incurred. Advertising costs were $5.5 million, $4.6 million, and $6.0 million in 2004, 2003 and 2002, respectively.

International Operations

The Bank has operations that are conducted in the Pacific Islands that are denominated in U.S. dollars. These operations are classified as domestic.

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) ("SFAS No. 123(R)"), Share-Based Payment, which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense through the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) is effective as of the beginning of the first interim period that begins after June 15, 2005.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

  1.
  A "modified prospective" method under which compensation cost is recognized beginning with the effective date of SFAS No. 123(R) based on (a) the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) the requirements of SFAS No. 123 for all share-based awards granted to employees prior to the effective date of the SFAS No. 123(R) that remain unvested on the effective date.
  2.
  A "modified retrospective" method includes the requirements of the modified prospective method described above, but also permits entities to restate the financial statements of (a) all prior periods presented or (b) prior interim periods of the year of adoption, based on the amounts previously used in the pro forma disclosure under SFAS No. 123.

The Company plans to adopt SFAS No. 123(R) using the modified prospective method on July 1, 2005.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method of APB No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R) will have an impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The Company expects to recognize an expense of approximately $1.5 million in 2005 relating to unvested stock options outstanding as of December 31, 2004. The Company may grant additional stock options in 2005, however, an estimate of the fair value cannot be measured at this time. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow required under current guidelines. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because it depends on when employees exercise stock options.

Note 2 – Investment Securities

The following presents the details of the investment securities portfolio:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2004
Securities Held to Maturity
Debt Securities Issued by States and Municipalities	$90	$6	$–	$96
Mortgage-Backed Securities	589,818	2,295	(6,373)	585,740

Total	$589,908	$2,301	$(6,373)	$585,836

Securities Available for Sale
Debt Securities Issued by the U.S. Treasury and Agencies	$38,551	$406	$(15)	$38,942
Debt Securities Issued by States and Municipalities	7,958	150	(27)	8,081
Mortgage-Backed Securities	2,090,510	15,195	(6,711)	2,098,994
Other Debt Securities	338,495	1,229	(2,022)	337,702

Total	$2,475,514	$16,980	$(8,775)	$2,483,719

At December 31, 2003
Securities Held to Maturity
Debt Securities Issued by the U.S. Treasury and Agencies	$22,021	$–	$(3)	$22,018
Debt Securities Issued by States and Municipalities	130	12	–	142
Mortgage-Backed Securities	705,082	3,500	(10,043)	698,539

Total	$727,233	$3,512	$(10,046)	$720,699

Securities Available for Sale
Equity Securities	$261	$–	$–	$261
Debt Securities Issued by the U.S. Treasury and Agencies	59,339	1,651	–	60,990
Debt Securities Issued by States and Municipalities	5,957	263	–	6,220
Mortgage-Backed Securities	1,790,692	20,975	(6,394)	1,805,273
Other Debt Securities	118,040	458	(126)	118,372

Total	$1,974,289	$23,347	$(6,520)	$1,991,116

At December 31, 2002
Securities Held to Maturity
Debt Securities Issued by the U.S. Treasury and Agencies	$20,860	$39	$–	$20,899
Debt Securities Issued by States and Municipalities	165	16	–	181
Mortgage-Backed Securities	208,695	6,241	–	214,936

Total	$229,720	$6,296	$–	$236,016

Securities Available for Sale
Equity Securities	$249	$–	$–	$249
Debt Securities Issued by the U.S. Treasury and Agencies	76,291	2,449	–	78,740
Debt Securities Issued by States and Municipalities	7,306	349	–	7,655
Mortgage-Backed Securities	2,143,193	39,339	(280)	2,182,252
Other Debt Securities	17,696	609	–	18,305

Total	$2,244,735	$42,746	$(280)	$2,287,201

The following presents an analysis of the contractual maturities of the investment securities portfolio as of December 31, 2004:

(dollars in thousands)	Amortized Cost	Fair Value

Securities Held to Maturity
Due After One Year Through Five Years	$90	$96
Mortgage-Backed Securities	589,818	585,740

Total	$589,908	$585,836

Securities Available for Sale
Due in One Year or Less	$11,410	$11,494
Due After One Year Through Five Years	342,587	341,817
Due After Five Years Through Ten Years	25,561	25,930
Due After Ten Years	5,446	5,484

	385,004	384,725
Mortgage-Backed Securities	2,090,510	2,098,994

Total	$2,475,514	$2,483,719

Investment securities of $1.5 billion and $1.4 billion carrying value which approximated fair value, were pledged to secure deposits of governmental entities and repurchase agreements at December 31, 2004 and 2003, respectively.

Gross gains and losses and proceeds from sales of securities available for sale for the years ended December 31, 2004, 2003 and 2002 were as follows:

(dollars in thousands)	2004	2003	2002

Gross Gains on Sales of Securities	$318	$1,838	$615
Gross Losses on Sales of Securities	(1,112)	(49)	–

Net Gains (Losses) on Sales of Securities Available for Sale	$(794)	$1,789	$615

The following presents temporarily impaired investment securities as of December 31, 2004:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Debt Securities Issued by the U.S. Treasury and Agencies	$10,860	$(15)	$–	$–	$10,860	$(15)
Debt Securities Issued by State and Municipalities	762	(27)	–	–	762	(27)
Mortgage-Backed Securities	999,130	(8,310)	284,389	(4,774)	1,283,519	(13,084)
Foreign Bonds	174,111	(2,022)	–	–	174,111	(2,022)

Total Temporarily Impaired Investment Securities	$1,184,863	$(10,374)	$284,389	$(4,774)	$1,469,252	$(15,148)

The Company does not believe unrealized losses as of December 31, 2004, which is comprised of 66 securities, represent an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and private institutions. These unrealized losses which represents 0.5% of total amortized cost basis were primarily attributable to changes in interest rates. The Company has both the intent and ability to hold the securities for a time necessary to recover the amortized cost.

Income taxes related to 2004 net realized losses on the sale of investment securities were $(0.3) million. The cumulative other comprehensive income from net unrealized gains on investment securities was $5.3 million (net of taxes) as of December 31, 2004.

Note 3 – Loans and the Allowance for Loan and Lease Losses

The loan portfolio was comprised of the following at December 31:

(dollars in thousands)	2004	2003	2002	2001	2000

Domestic Loans
Commercial
Commercial and Industrial	$871,485	$816,246	$875,000	$1,169,785	$2,433,600
Commercial Mortgage	602,678	639,354	591,055	640,723	1,125,508
Construction	122,355	101,321	127,539	169,595	307,352
Lease Financing	446,937	435,934	427,378	423,921	464,587

Total Commercial	2,043,455	1,992,855	2,020,972	2,404,024	4,331,047

Consumer
Residential Mortgage	2,293,202	2,320,410	2,131,412	2,424,013	2,563,357
Home Equity	657,164	467,019	428,204	329,948	282,468
Purchased Home Equity	122,728	212,514	185,762	—	—
Other Consumer	751,821	658,831	493,310	399,745	719,432
Lease Financing	32,535	35,320	34,456	38,906	42,586

Total Consumer	3,857,450	3,694,094	3,273,144	3,192,612	3,607,843

Total Domestic Loans	5,900,905	5,686,949	5,294,116	5,596,636	7,938,890

Foreign Loans
Banks and Other Financial Institutions	1,285	1,364	1,886	1,416	132,650
Commercial and Industrial	19,394	22,317	15,018	12,174	744,827
Lease Financing	32,163	31,580	31,079	30,598	111,066
Other	33,183	14,965	16,905	16,298	311,742

Total Foreign Loans	86,025	70,226	64,888	60,486	1,300,285

Total Loans and Leases	$5,986,930	$5,757,175	$5,359,004	$5,657,122	$9,239,175

Total loans and leases were reported net of unearned income totaling $176.8 million and $173.3 million as of December 31, 2004 and 2003, respectively.

The Company's lending activities are concentrated in its primary geographic markets of Hawaii and the Pacific Islands.

Commercial and mortgage loans totaling $476.2 million and $452.0 million were pledged to secure certain public deposits and Federal Home Loan Bank advances at December 31, 2004 and 2003, respectively.

The aggregate amount of gains (losses) on sales of commercial and mortgage loans (including adjustments to transfer loans to held for sale) is shown below. Adjustments to transfer commercial loans to loans held for sale at the lower of cost or fair value were charged to the Allowance.

(dollars in thousands)	2004	2003

Commercial Loans
Write-Downs Charged to the Allowance	$–	$(1,767)
Gains on Sales	–	158

Aggregate Losses on Sales of Commercial Loans	–	(1,609)

Mortgage Loans
Gains on Sales	3,944	11,322
Losses on Sales	(649)	–

Aggregate Gains on Sales of Mortgage Loans	3,295	11,322

Total Aggregate Gains on Sales of Commercial and Mortgage Loans	$3,295	$9,713

The Company is the lessor in various leveraged lease agreements under which airplanes, rail cars and water-craft, with estimated economic lives ranging from 20 to 36 years, are leased for terms up to 29 years. The Company's equity investment typically represents between 20% and 30% of the purchase price, with the remaining percentage being furnished by third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the asset. The residual value of the asset is estimated at the beginning of the lease, based on appraisals and other methods, and is reviewed at least annually for impairment. At the end of the lease term, the asset is returned to the Company. For federal income tax purposes, the Company receives the investment tax credit and has the benefit of tax deductions for depreciation on the entire leased asset and for interest on the long-term debt. During the early years of the lease, those deductions exceed the lease rental income, resulting in income tax deductions. In the later years of the lease, rental income will exceed the deductions and taxes will be payable. Deferred taxes are provided to reflect this timing difference. The investment in leverage leases at December 31, 2004 of $378.5 million is included in the commercial lease financing total of $446.9 million shown in the loan portfolio in Note 3.

The Company's net investment in leveraged leases was comprised of the following:

	December 31,
(dollars in thousands)	2004	2003

Rentals Receivable (Net of Principal and Interest on Non-Recourse Debt)	$315,152	$297,891
Estimated Residual Value of Leased Assets	196,170	185,654
Less: Unearned and Deferred Income	(132,797)	(120,108)

Investment in Leverage Leases	378,525	363,437
Less: Deferred Taxes Arising from Leveraged Leases	(286,415)	(264,923)

Net Investment in Leveraged Leases	$92,110	$98,514

Certain directors and executive officers of the Company and its subsidiaries, companies in which they are principal owners, and trusts in which they are involved, have loans with the Bank. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements. At December 31, 2004 and 2003, such loans amounted to $86.3 million and $54.2 million, respectively. During 2004, the activity in these loans included new borrowings of $75.9 million and repayments of $44.5 million. The loan balances were also increased by $0.7 million as a result of changes in the parties considered insiders.

Activity in the Allowance was as follows for the years ended December 31:

(dollars in thousands)	2004	2003	2002	2001	2000

Balance at Beginning of Period	$129,080	$142,853	$158,979	$246,247	$194,205
Loans Charged-Off
Commercial
Commercial and Industrial	(4,408)	(5,311)	(13,039)	(97,686)	(22,092)
Commercial Mortgage	(575)	(548)	(2,868)	(19,456)	(15,187)
Construction	–	(529)	(495)	–	(602)
Lease Financing	(1,381)	(353)	(9,861)	(648)	(602)
Consumer
Residential Mortgage	(819)	(1,877)	(3,496)	(8,942)	(6,518)
Home Equity	(20)	(339)	(234)	(564)	(282)
Purchased Home Equity	(807)	(257)	–	–	–
Other Consumer	(18,390)	(17,412)	(12,470)	(19,190)	(19,469)
Lease Financing	(155)	(267)	(354)	(531)	(293)
Foreign	–	–	–	(21,987)	(45,727)

Total Loans Charged-Off	(26,555)	(26,893)	(42,817)	(169,004)	(110,772)

Recoveries on Loans Previously Charged-Off
Commercial
Commercial and Industrial	3,973	3,878	4,761	9,226	5,539
Commercial Mortgage	2,052	129	2,056	3,189	527
Construction	529	958	173	–	15
Lease Financing	19	106	–	291	32
Consumer
Residential Mortgage	915	1,027	1,111	996	1,159
Purchased Home Equity	158	–	–	–	–
Home Equity	125	133	104	63	–
Other Consumer	6,136	6,177	6,168	8,054	6,667
Lease Financing	103	82	31	101	118
Foreign	7,061	630	671	25,602	7,319

Total Recoveries on Loans Previously Charged-Off	21,071	13,120	15,075	47,522	21,376

Net Loan Charge-Offs	(5,484)	(13,773)	(27,742)	(121,482)	(89,396)
Provision for Loan and Lease Losses	(10,000)	–	11,616	74,339	142,853
Allowance Related to Divestitures	–	–	–	(40,227)	–
Other[1]	(6,800)	–	–	102	(1,415)

Balance at End of Period	$106,796	$129,080	$142,853	$158,979	$246,247

Average Loans Outstanding	$5,786,663	$5,524,423	$5,411,387	$7,732,691	$9,418,672

Ratio of Net Loan Charge-Offs to Average Loans Outstanding	0.09%	0.25%	0.51%	1.57%	0.95%
Ratio of Allowance to Loans and Leases Outstanding	1.78%	2.24%	2.67%	2.81%	2.67%

Details of the Allowance related to foreign loans, which is included in the table above, were as follows:

Balance at Beginning of Period	$719	$718	$644	$73,332	$78,416
Charge-Offs	–	–	–	(21,987)	(45,727)
Recoveries	7,061	630	671	25,602	7,319

Net Loan (Charge-Offs) Recoveries	7,061	630	671	3,615	(38,408)
Provision for Loan and Lease Losses	(7,344)	(629)	(597)	6,447	34,673
Allowance Related to Divestitures	–	–	–	(23,827)	–
Other[1]	–	–	–	(58,923)	(1,349)

Balance at End of Period	$436	$719	$718	$644	$73,332

1
Includes amounts transferred to other liabilities for unfunded commitments, divestitures, balance transfers and foreign currency translation adjustments.

Non-accrual loans as of December 31, 2004 and 2003 totaled $13.7 million and $27.3 million, respectively. Loans past due 90 days or more and still accruing interest totaled $2.1 million and $3.5 million as of December 31, 2004 and 2003, respectively.

The following table presents information on impaired loans as of December 31:

(dollars in thousands)	2004	2003	2002

Recorded Investment in Impaired Loans Not Requiring an Allowance for Loan and Lease Losses	$3,161	$8,386	$7,975
Recorded Investment in Impaired Loans Requiring an Allowance for Loan and Lease Losses	664	7,590	33,966

Recorded Investment in Impaired Loans[1]	$3,825	$15,976	$41,941

Allowance for Loan and Lease Losses on Impaired Loans	$63	$908	$8,301
Average Recorded Investment in Impaired Loans During the Year	$9,425	$27,716	$63,552
1
There were no accruing market-rate troubled-debt restructurings in 2004. Impaired loans in 2003 and 2002 included accruing market-rate troubled-debt restructurings of $0.2 million and $16.3 million, respectively.

Note 4 – Mortgage Servicing Rights

As of December 31, 2004 and 2003, the Company's portfolio of residential loans serviced for third parties totaled $2.6 billion and $2.9 billion, respectively. The servicing portfolio is comprised primarily of fixed rate loans concentrated in Hawaii.

Changes in the carrying value of mortgage servicing rights, net of valuation allowance, are summarized in the following table:

(dollars in thousands)	2004	2003

Balance at Beginning of Year	$22,178	$28,820
Originated Mortgage Servicing Rights	3,895	7,819
Purchased Servicing Rights	235	1,060
Mortgage Servicing Rights Valuation	(13)	–
Amortization	(7,526)	(15,521)

Balance at End of Year	$18,769	$22,178

Fair Value at End of Year	$22,154	$31,243

The key factors used in determining the fair value of mortgage servicing rights at December 31, 2004 and 2003 are presented below:

	2004	2003

Projected Weighted-Average Constant Prepayment Rate	14.29%	10.65%
Projected Weighted-Average Life (in years)	5.23	6.44
Projected Weighted-Average Discount Rate	8.66%	9.26%

Projected prepayment speeds at the end of 2004 are higher than what was expected at the end of 2003. At the end of 2003, projected prepayment rates were expected to slow from what was observed in 2003. In addition, prepayment speeds for Hawaii loans relative to national averages were higher resulting in prepayment speeds that were equal or slightly higher than the national averages in 2004. We expect this trend to continue.

A sensitivity analysis of the current fair value of mortgage servicing rights to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2004 and 2003 is presented in the table that follows.

These sensitivities are hypothetical and should be used accordingly. Estimated changes in fair value are based on assumptions and generally cannot be extrapolated. Also, in this table, the effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing other assumptions.

(dollars in thousands)	2004	2003

Fair Value	$22,154	$31,243
Prepayment Rate
Decrease in fair value from 10% adverse change	(1,193)	(1,557)
Decrease in fair value from 20% adverse change	(2,354)	(3,066)
Discount Rate
Decrease in fair value from 10% adverse change	(2,480)	(2,319)
Decrease in fair value from 20% adverse change	(5,369)	(5,166)

Note 5 – Premises and Equipment and Other Assets and Liabilities

The following is a summary of premises and equipment:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value

December 31, 2004
Premises	$279,094	$(153,719)	$125,375
Capital Leases	4,464	(2,143)	2,321
Equipment	187,065	(168,666)	18,399

Total	$470,623	$(324,528)	$146,095

December 31, 2003
Premises	$278,657	$(146,552)	$132,105
Capital Leases	4,464	(1,964)	2,500
Equipment	190,168	(164,768)	25,400

Total	$473,289	$(313,284)	$160,005

Depreciation and amortization (including capital lease amortization) included in non-interest expense totaled $20.8 million, $28.8 million and $34.6 million in 2004, 2003 and 2002, respectively.

The Company leases certain branch premises and equipment with lease terms extending through 2030. The Company's headquarters' building lease term is through 2052. Most of the leases for premises provide for a base rent over a specified period with renewal options thereafter. Portions of certain properties are subleased for periods expiring in various years through 2014. Lease terms generally provide for the Company to pay taxes, maintenance and other operating costs.

Future minimum payments for capital leases and non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2004:

(dollars in thousands)	Capital Leases	Operating Leases

2005	$605	$12,572
2006	605	11,049
2007	605	8,987
2008	665	7,831
2009	665	4,672
Thereafter	28,575	68,624

Total Future Minimum Lease Payments	31,720	$113,735

Amounts Representing Interest	(22,767)

Present Value of Net Minimum Lease Payments	$8,953

Minimum future rentals receivable under subleases for non-cancelable operating leases amounted to $14.0 million at December 31, 2004.

Rental expense for all operating leases for the years ended December 31, 2004, 2003 and 2002 is presented below:

(dollars in thousands)	2004	2003	2002

Minimum Rentals	$16,547	$17,593	$17,600
Sublease Rental Income	(2,308)	(1,378)	(1,471)

Total	$14,239	$16,215	$16,129

The components of Other Assets and Other Liabilities as of December 31, 2004 and 2003 were:

(dollars in thousands)	2004	2003

Other Assets:
Bank-Owned Life Insurance	$144,370	$139,220
Federal Home Loan Bank and Federal Reserve Bank Stock	53,847	77,533
Low Income Housing Investments	34,597	44,466
Accounts Receivable	25,568	23,355
Other	46,734	46,033

Total Other Assets	$305,116	$330,607

Other Liabilities:
Incentive Plans Payable	$12,090	$11,397
Insurance Premiums Payable	7,940	7,531
Allowance for Unfunded Commitments	6,800	–
Self Insurance Reserve	6,366	6,477
Unsettled Purchase of Investment Security	–	50,000
Other	63,177	63,594

Total Other Liabilities	$96,373	$138,999

Note 6 – Deposits

Time deposits with balances of $100,000 or more totaled $569.4 million and $621.2 million at December 31, 2004 and 2003, respectively. Deposits of governmental entities totaling $3.6 million at December 31, 2004 require collateralization by acceptable securities.

Maturities of time deposits of $100,000 or more at December 31, 2004 were as follows:

(dollars in thousands)	Amount

Due in 0 to 3 Months	$235,662
Due in 4 to 6 Months	71,380
Due in 7 to 12 Months	99,636
Due in 2006	65,873
Due in 2007	45,216
Due in 2008	29,099
Due in 2009	19,355
Due Thereafter	3,166

Total	$569,387

Note 7 – Short-Term Borrowings

Details of short-term borrowings for 2004, 2003 and 2002 were as follows:

(dollars in thousands)	Securities Sold Under Agreements to Repurchase	Funds Purchased	Commercial Paper	Other Short- Term Borrowings

2004
Amounts Outstanding at December 31	$568,981	$149,635	$5,000	$10,000
Average Amount Outstanding During Year	732,121	143,881	2,056	5,898
Maximum Amount Outstanding at Any Month End	1,039,204	317,330	5,000	10,000
Weighted Average Interest Rate During Year[1]	1.28%	1.26%	0.73%	1.14%
Weighted Average Interest Rate End of Year	1.90%	2.21%	1.10%	1.87%
2003
Amounts Outstanding at December 31	$472,757	$109,090	$2,681	$10,009
Average Amount Outstanding During Year	622,225	89,291	6,114	6,523
Maximum Amount Outstanding at Any Month End	813,472	159,530	8,791	13,634
Weighted Average Interest Rate During Year[1]	1.28%	1.06%	0.67%	0.78%
Weighted Average Interest Rate End of Year	1.01%	0.89%	0.55%	0.73%
2002
Amounts Outstanding at December 31	$735,621	$64,467	$7,392	$26,028
Average Amount Outstanding During Year	1,283,387	64,828	15,792	26,242
Maximum Amount Outstanding at Any Month End	1,748,514	116,775	16,778	74,925
Weighted Average Interest Rate During Year[1]	2.35%	1.59%	1.69%	4.66%
Weighted Average Interest Rate End of Year	1.70%	1.15%	0.75%	1.25%
1
Average rates for the year are computed by dividing actual interest expense on borrowings by average daily borrowings.

Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the Consolidated Statements of Condition. The securities underlying the agreements to repurchase continue to be reflected as assets of the Company and are delivered to and held in collateral accounts with third party trustees. At December 31, 2004, the weighted average contractual maturity of these agreements was 67 days and consisted of transactions with governmental entities, primarily the State of Hawaii ($456.7 million), and county municipalities ($101.7 million). A schedule of maturities of repurchase agreements as of December 31, 2004 follows:

(dollars in thousands)	Amount

Overnight	$65,617
2 to 30 days	201,062
31 to 90 days	134,552
Over 90 days	167,750

Total	$568,981

Funds purchased generally mature on the next business day following the date of purchase.

Commercial paper is issued in various denominations generally maturing 90 days or less from date of issuance.

At December 31, 2004, other short-term borrowings consisted of Treasury Tax and Loan balances, which represent tax payments collected on behalf of the U.S. Government, callable at any time and bearing market interest rates.

Note 8 – Long-Term Debt

Amounts outstanding for long-term debt as of December 31, 2004 and 2003 were as follows:

(dollars in thousands)	2004	2003

Subordinated Notes	$124,760	$124,709
Federal Home Loan Bank Advances	87,500	68,500
8.25% Capital Securities	31,425	31,425
Privately Placed Notes	–	90,505
Capitalized Lease Obligations	8,953	8,929

Total Long-Term Debt	$252,638	$324,068

As of December 31, 2004, $124.8 million of subordinated notes issued by the Bank, bearing a fixed interest rate of 6.875%, were outstanding. The notes were issued in 1999 under the Bank's $1.0 billion note program and mature in 2009. Under the terms of this program, the Bank may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1.0 billion.

Bancorp Hawaii Capital Trust I (the "Trust"), a grantor trust wholly-owned by the Company, issued $100.0 million 8.25% Capital Securities (the "Securities"). The Securities bear a cumulative fixed interest rate of 8.25% and mature on December 15, 2026. Interest payments are semi-annual. The Company is subject to an expense agreement with the Trust obligating the Company to pay any costs, expenses or liabilities of the Trust, other than obligations of the Trust to pay amounts due pursuant to the terms of the Securities. The sole assets of the Trust are Junior Subordinated Debt Securities (the "Debt") issued by the Company to the Trust. The Debt is redeemable prior to the stated maturity at the Company's option. The Securities are subject to mandatory redemption upon repayment of the related Debt at their stated maturity dates, or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by the Company upon concurrent repayment of the related Debt. The Company has issued guarantees for the payment of distributions and payments on liquidation or redemption of the Securities, but only to the extent of funds held by the Trust. The guarantees are junior subordinated obligations of the Company. Distributions to securities holders may be deferred for up to five consecutive years. During any such deferral period the Company's ability to pay dividends on its common shares will be restricted. The Federal Reserve has announced that certain cumulative preferred securities having the characteristics of the Securities qualify as capital, and therefore are included in Tier 1 capital for bank holding companies. No repurchases were made in 2004 and 2003 while the Company repurchased $68.6 million of the Securities in 2002.

Privately placed notes issued by the Company, including fair value adjustments, totaling $90.5 million matured in 2004. These notes carried seven year terms and had floating interest rates of 10 to 25 basis points above the three-month LIBOR rate, which was 1.15% at December 31, 2003.

Federal Home Loan Bank ("FHLB") advances of $87.5 million at December 31, 2004 bear interest at rates ranging from 3.2% to 5.91% and mature from 2005 through 2010. At December 31, 2004, mortgage loans totaling $105.4 million and FHLB stock totaling $35.3 million were pledged to secure these advances.

The Bank may borrow funds from the FHLB in amounts that equal up to 15% of the Bank's total assets, provided the Bank is able to pledge an adequate amount of assets to secure the borrowing.

Capitalized lease obligations relate to office space at the headquarters of the Company. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $0.6 million per year through 2007, $0.7 million per year from 2008 to 2012 and are negotiable thereafter.

As of December 31, 2004, future principal payments on long-term debt are expected to be:

(dollars in thousands)	Amount

2005	$10,000
2006	2,500
2007	25,000
2008	–
2009	124,760
Thereafter	90,378

Total	$252,638

Note 9 – Shareholders' Equity

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I and Total capital. Tier I capital is common shareholders' equity plus qualifying capital securities reduced by unrealized gains and losses accumulated in other comprehensive income and certain intangible assets. Total capital is Tier I capital plus qualifying subordinated debt and allowable allowance for loan losses. Three capital ratios are used to measure capital adequacy: Tier I capital divided by risk-weighted assets, as defined; Total capital divided by risk-weighted assets; and the leverage ratio, which is Tier I capital divided by average assets.

As of December 31, 2004, the Company and the Bank were well capitalized under the regulatory framework for prompt corrective action. There were no conditions or events since year-end that management believes have changed the Company's or the Bank's capital ratings.

The table below sets forth the minimum required capital for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank at December 31, 2004 and 2003:

(dollars in thousands)	Well Capitalized Minimum Ratio	Bank of Hawaii Corporation	Bank of Hawaii

At December 31, 2004:
Shareholders' Equity		$814,834	$713,433
Tier 1 Capital		804,792	686,096
Total Capital		987,923	870,007
Tier 1 Capital Ratio	6%	12.13%	10.25%
Total Capital Ratio	10%	14.89%	12.99%
Leverage Ratio	5%	8.29%	7.03%
At December 31, 2003:
Shareholders' Equity		$793,132	$775,776
Tier 1 Capital		777,570	742,919
Total Capital		980,492	946,626
Tier 1 Capital Ratio	6%	12.54%	11.86%
Total Capital Ratio	10%	15.81%	15.11%
Leverage Ratio	5%	8.43%	8.01%

Federal Reserve Board regulations require the Bank to maintain reserve balances based on the amount of deposits held. The required reserve balance was $29.6 million and $41.2 million at December 31, 2004 and 2003, respectively.

The Bank is subject to federal regulatory restrictions that limit cash dividends and loans to the Company. These restrictions generally require advanced approval from the Bank's regulator for payment of dividends in excess of earnings for the prior three years. Special dividends of $66.0 million, $200.0 million and $235.0 million were paid in 2004, 2003 and 2002, respectively, by the Bank from capital realized by the divestiture and risk reduction programs. Because of these special dividends, which were used by the Company for share repurchases, advanced approval is required for future dividends. Such approval has been granted for an amount up to the level of the Bank's income for 2005, subject to the absence of any adverse material change in the Bank's financial condition.

The components of accumulated other comprehensive income (loss) net of tax which is a component of equity, were:

(dollars in thousands)	Foreign Currency Translation Adjustments	Minimum Pension Liability Adjustment	Net Unrealized Gains (Losses) on Investment Securities	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2001	$582	$(789)	$22,968	$22,761
Net change	(582)	(14,757)	4,237	(11,102)

Balance, December 31, 2002	–	(15,546)	27,205	11,659
Net change	–	(936)	(16,434)	(17,370)

Balance, December 31, 2003	–	(16,482)	10,771	(5,711)
Net change	–	(1,687)	(5,519)	(7,206)

Balance, December 31, 2004	$–	$(18,169)	$5,252	$(12,917)

The following table presents the changes to accumulated other comprehensive income (loss) and the related tax effect allocated to each component:

(dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax

2002:
Foreign Currency Translation Adjustments	$(895)	$(313)	$(582)
Minimum Pension Liability Adjustment	(22,703)	(7,946)	(14,757)
Net Unrealized Gains on Investment Securities Available for Sale Arising During the Year	7,133	2,496	4,637
Reclassification of Net Gains on Securities Available for Sale Included in Net Income	(615)	(215)	(400)

Net Unrealized Gains on Securities Available for Sale Arising During the Year	6,518	2,281	4,237

Accumulated Other Comprehensive Loss	$(17,080)	$(5,978)	$(11,102)

2003:
Minimum Pension Liability Adjustment	$(1,440)	$(504)	$(936)
Net Unrealized Losses on Investment Securities Available for Sale Arising During the Year	(23,494)	(8,223)	(15,271)
Reclassification of Net Gains on Securities Available for Sale Included in Net Income	(1,789)	(626)	(1,163)

Net Unrealized Losses on Securities Available for Sale Arising During the Year	(25,283)	(8,849)	(16,434)

Accumulated Other Comprehensive Loss	$(26,723)	$(9,353)	$(17,370)

2004:
Minimum Pension Liability Adjustment	$(2,596)	$(909)	$(1,687)
Net Unrealized Losses on Investment Securities Available for Sale Arising During the Year	(9,416)	(3,389)	(6,027)
Reclassification of Net Losses on Securities Available for Sale Included in Net Income	794	286	508

Net Unrealized Losses on Securities Available for Sale Arising During the Year	(8,622)	(3,103)	(5,519)

Accumulated Other Comprehensive Loss	$(11,218)	$(4,012)	$(7,206)

During 2004, the Company's Board of Directors increased the authorization under the share repurchase program by an additional $150.0 million. The authorizations, combined with the Company's previously announced authorizations of $1,000.0 million, brought the total authorized repurchase amount to $1,150.0 million. Shares repurchased under this program were held in Treasury stock for reissue in connection with stock compensation plans and for general corporate purposes. During 2004, 2003 and 2002, the Company repurchased 5.1 million, 9.7 million and 11.8 million shares, respectively under this program. From the beginning of the share repurchase program in July 2001 through December 31, 2004, the Company repurchased a total of 34.9 million shares and returned a total of $1,087.5 million to its shareholders at an average cost of $31.13 per share. Remaining buyback authority was $62.5 million at December 31, 2004. In January 2005, an additional authorization of $100.0 million was approved by the Board of Directors. From January 1, 2005 through February 18, 2005, the Company repurchased an additional 1.6 million shares at an average cost of $48.19 per share for a total of $79.3 million. Remaining buyback authority was $83.2 million at February 18, 2005.

Note 10 – Commitments and Contingencies

The Company is a defendant in various legal proceedings and, in addition, there were various other contingent liabilities arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the disposition of these proceedings and contingent liabilities will have a material effect upon the Consolidated Financial Statements.

Note 11 – Employee Benefits

Defined Contribution Plans

Effective July 1, 2002, the Company created the Bank of Hawaii Retirement Savings Plan ("Savings Plan") by merging its deferred compensation profit sharing plan with its defined contribution money purchase plan. The Savings Plan has three Company contribution components: 1) 401(k) matching; 2) a 3% fixed amount based on eligible compensation; and 3) a discretionary value sharing contribution. Under the 401(k) component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company makes matching contributions on behalf of participants each calendar quarter equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants' eligible compensation, and $0.50 for every $1.00 contributed by participants over 2% up to 5% of the participants' eligible compensation. In addition, all eligible members receive an annual 3% fixed contribution and a discretionary value sharing contribution that is linked to the Company's financial goals. These contributions are made regardless of whether the member contributes to the Savings Plan and are invested in accordance with the participant's selection of investment options available under the Savings Plan. The Company also has a non-qualified Savings Plan which covers certain employees for amounts exceeding the limits under the Savings Plan. Total expense under the Savings Plans was $12.1 million in 2004, $11.5 million in 2003 and $7.3 million for the six months in 2002 that the Savings Plans were in effect.

Prior to July 1, 2002, a deferred compensation profit sharing plan ("Profit Sharing Plan") was provided for the benefit of all employees of the Company and its subsidiaries who met the Profit Sharing Plan's eligibility requirements. Contributions to the Profit Sharing Plan were at the sole discretion of the Company's Board of Directors. Participants in the Profit Sharing Plan received up to 50% of their annual allocation in cash. The remaining amounts were deferred and could be invested in various options including mutual funds, a collective trust, and common stock of the Company. The Profit Sharing Plan also provided for a company match of $1.25 for each $1.00 in 401(k) contributions made by qualified employees up to a maximum of 2% of the employee's compensation. For 2002, matching contributions under this plan totaled $1.5 million.

Also prior to July 1, 2002, the Company had a defined contribution money purchase plan ("Money Purchase Plan") under which it contributed 4% of an employee's compensation for employees meeting certain eligibility and vesting requirements. The Money Purchase Plan had a one year eligibility requirement and a five year cliff vesting period. For 2002, the Company contributed $2.7 million to the Money Purchase Plan.

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

Retirement Plan assets primarily consist of a collective investment fund and marketable securities including stocks, U.S. government treasury and agency securities, corporate bonds, a money market fund, and mutual funds. The assets of the Retirement Plan include investments in a Bank of Hawaii collective investment fund and securities of related parties (Pacific Capital Funds mutual funds and a money market fund). The Asset Management Group of the Bank, an SEC registered investment adviser, manages the Pacific Capital Funds mutual funds and the money market fund. The Bank manages the Bank of Hawaii collective investment fund. The fair value of securities of related parties was $22.9 million and $21.5 million as of December 31, 2004 and 2003, respectively.

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries. The unfunded Excess Plan recognizes the liability to participants for amounts exceeding the limits allowed under the Retirement Plan. Because the Excess Plan is unfunded, it has no plan assets. The projected benefit obligation, accumulated benefit obligation and accrued benefit liability each totaled $5.8 million as of December 31, 2004 and $5.7 million as of December 31, 2003.

Postretirement Benefit Plans

The Company's postretirement benefit plan provides retirees with life, dental and medical insurance coverage. The retiree life insurance benefit for participants who retire after 2003 was terminated as of December 31, 2003, which resulted in a curtailment gain of $2.5 million in 2003. Employees who were retired as of December 31, 2003 are still eligible for the life insurance benefits. The costs of providing postretirement benefits are "shared costs" where both the employer and former employees pay a portion of the premium. Most employees of the Company and its subsidiaries who have met the eligibility requirements are covered by this plan. The Company recognizes the transition obligation over 20 years, ending in 2013. The Company has no segregated assets to provide postretirement benefits.

The Company uses a December 31 measurement date for all its plans.

The following table sets forth the change in benefit obligation, change in fair value of plan assets, funded status, and net amount recognized in the Consolidated Statements of Condition for the aggregated pension plans (Retirement Plan and Excess Plan) and postretirement benefit plan for the years ended December 31, 2004 and 2003.

	Pension Benefits		Postretirement Benefits

(dollars in thousands)	2004	2003	2004	2003

Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$70,825	$64,138	$28,861	$30,917
Service Cost	–	–	883	1,071
Interest Cost	4,395	4,253	1,693	1,858
Obligation Curtailed	–	–	–	(3,250)
Actuarial (Gain) Loss	3,302	4,895	(425)	(632)
Employer Benefits Paid[1]	(2,439)	(2,461)	(1,125)	(1,103)

Benefit Obligation at End of Year	$76,083	$70,825	$29,887	$28,861

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$55,700	$48,520	$–	$–
Actual Return on Plan Assets	4,025	9,178	–	–
Employer Contribution	497	463	1,125	1,103
Employer Benefits Paid	(2,439)	(2,461)	(1,125)	(1,103)

Fair Value of Plan Assets at End of Year	$57,783	$55,700	$–	$–

Funded Status	$(18,300)	$(15,125)	$(29,887)	$(28,861)
Unrecognized Net Actuarial (Gain) Loss	27,953	25,357	(8,725)	(8,882)
Unrecognized Transition Obligation	–	–	4,687	5,273

Net Amount Prepaid (Accrued)	$9,653	$10,232	$(33,925)	$(32,470)

Amounts Recognized in the Consolidated Statements of Financial Condition Consist of:
Accrued Benefit Liability	$(18,300)	$(15,125)	$(33,925)	$(32,470)
Accumulated Other Comprehensive Income	27,953	25,357	–	–

Net Amount Prepaid (Accrued)	$9,653	$10,232	$(33,925)	$(32,470)

1
Participants' contributions relative to the Postretirement Benefits Plan are offset against employer benefits paid in the above table. Participants' contributions for postretirement benefits totaled $1.1 million for the years ended December 31, 2004 and 2003.

At December 31, 2004, the accumulated benefit obligations for the aggregated pension plans exceeded the fair value of Plan Assets. Included in other comprehensive income was a charge of $1.7 million, net of deferred taxes, related to this obligation. The accumulated benefit obligation for the pension plans was $76.1 million and $70.8 million as of December 31, 2004 and 2003, respectively.

Components of net periodic benefit or cost for the aggregated pension plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2004, 2003 and 2002.

	Pension Benefits			Postretirement Benefits

(dollars in thousands)	2004	2003	2002	2004	2003	2002

Components of Net Periodic (Benefit) Cost:
Service Cost	$–	$–	$–	$883	$1,071	$1,002
Interest Cost	4,395	4,253	4,020	1,693	1,858	1,901
Expected Return on Plan Assets	(4,712)	(4,697)	(4,926)	–	–	–
Amortization of Unrecognized Net Transition Obligation	–	–	–	586	653	653
Recognized Net Actuarial (Gain) Loss	1,393	874	76	(582)	(486)	(724)

Net Periodic (Benefit) Cost	1,076	430	(830)	2,580	3,096	2,832
Curtailment Gain	–	–	–	–	(2,480)	–

Total Net Periodic (Benefit) Cost	$1,076	$430	$(830)	$2,580	$616	$2,832

Assumptions used to determine benefit obligations as of December 31, 2004 and 2003 for the aggregated pension plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits

	2004	2003	2004	2003

Weighted Average Assumptions as of December 31:
Discount Rate	6.00%	6.25%	6.00%	6.25%
Expected Return on Plan Assets	8.50%	8.50%	–	–
Health Care Cost Trend Rate Assumed For Next Year	–	–	9.00%	6.00%

Starting in 2005, the health care cost trend rate assumption used in the December 31, 2004 calculation will decrease by 1% annually until reaching the ultimate trend rate of 5% in 2009.

The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonableness and appropriateness.

Assumptions used to determine the net periodic benefit or cost for the aggregated pension plans and postretirement benefit plan for years ended December 31, 2004, 2003 and 2002 were as follows:

	Pension Benefits			Postretirement Benefits

	2004	2003	2002	2004	2003	2002

Weighted Average Assumptions as of December 31:
Discount Rate	6.25%	6.75%	7.50%	6.25%	6.75%	7.50%
Expected Return on Plan Assets	8.50%	8.50%	9.00%	–	–	–
Health care cost trend rate	–	–	–	6.00%	6.00%	6.00%

A one percent change in the health care cost trend rate assumption (with all other assumptions remaining constant) would impact the service and interest cost components of the net periodic postretirement benefit cost and the postretirement benefit obligation for 2004 as follows:

(dollars in thousands)	One Percent Increase	One Percent Decrease

Effect on the Total of Service and Interest Cost Components	$309	$(244)
Effect on Postretirement Benefit Obligation	2,315	(1,904)

The Company expects to contribute $0.6 million to the Retirement and Excess Plan and $1.2 million to the postretirement benefit plan in 2005.

As of December 31, 2004, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits

2005	$2,400	$1,200
2006	2,600	1,300
2007	2,800	1,300
2008	3,000	1,400
2009	3,400	1,500
Years 2010-2014	22,300	9,400

The Benefit Plans Committee of the Company provides oversight of the Retirement Plan's investment objective, which is to provide its participants with retirement income and to assist retirees in coping with inflation. To achieve this goal, the Benefit Plans Committee seeks a return on investment which will enhance the purchasing power of the principal amount of these assets over the long term through capital appreciation and reinvestment of income. The Benefit Plans Committee seeks a compounded annual total rate of return greater than the return of the "Market Index" or 400 basis points above the return of 90-day Treasury Bills, whichever is higher, on a trailing three year basis. The "Market Index" is composed of 60% S&P 500, 15% Russell 2000 Index, and 25% Lehman Brothers Government/Corporate Bond Index. The Benefit Plans Committee also seeks to protect the Retirement Plan assets through prudent asset allocation, manager selection, and periodic review. Investments in stocks and fixed income investments should be diversified in a way which is consistent with the risk tolerance and investment objective of the Retirement Plan.

The percentages of the Retirement Plan assets by major category, based upon their fair values, as of December 31, 2004 and 2003 were as follows:

	Percentage of Plan Assets at December 31,
			Target Allocation
Asset Category	2004	2003

Equities	71%	58%	50%-80%
Bonds	26	27	25%-40%
Other[1]	–	13	25%-80%
Cash and Cash Equivalents	3	2	0%-50%

Total	100%	100%

1
Represented an investment in a partnership of which the underlying assets were equities and bonds.

The Retirement Plan's assets included investments in funds managed by the Bank as of December 31, 2004 were as follows:

	2004
					Market Value
			Number of Shares
	Number of Shares	Dividends Received
(dollars in thousands)			Purchased	Sold	2004	2003

Bank of Hawaii Money Market Fund	2,002,312	$29	26,365,598	25,531,283	$2,002	$1,168
Pacific Capital Diversified Fixed Income Fund	1,330,333	613	54,617	48,685	14,860	14,979
Pacific Capital Small-Cap Fund	207,188	485	29,582	–	3,522	2,847
Pacific Capital Growth Stock Fund	287,307	–	–	–	2,520	2,459

Total	3,827,140	$1,127	26,449,797	25,579,968	$22,904	$21,453

Note 12 – Stock Compensation

Director Stock Compensation Program

The Company has a Director Stock Compensation Program that annually grants 200 shares of restricted common stock ("Restricted Shares") and an option for 3,000 common shares to each non-employee director. The exercise price of the options is based on the closing market price of the shares on the date that the options were granted. Each option expires ten years from the date of grant and is generally not transferable. If an optionee ceases to serve as a director for any reason other than death or disability, any unexercised options terminate. Upon the exercise of options, the shares received ("Option Shares") are nontransferable during the term of the director. If an optionee ceases to serve as a director prior to the end of his or her term, for any reason other than death or disability, the Option Shares will be redeemed by the Company at a price equal to the exercise price. The Restricted Shares are also nontransferable during the term of the director. If an optionee ceases to serve as a director prior to the end of his or her term, for any reason other than death, disability, removal without cause, or change of control, the Restricted Shares are forfeited. At December 31, 2004, 201,000 options and 25,200 Restricted Shares were outstanding under this program.

Employee Stock Option Plan

The Company's Stock Option Plans (the "Plans") are administered by the Compensation Committee of the Board of Directors. Awards under the Plans may include stock options, stock appreciation rights (SARs), restricted stock and restricted stock units.

Stock Options

Stock options provide grantees with the option to purchase shares of common stock at specified exercise prices during a period of time beginning not less than one year after the date the option was granted through the option's expiration, which is generally ten years from the date of grant. The exercise prices are the fair market value of the shares on the dates the options were granted.

The following information relates to options outstanding under all plans as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable	Weighted Average Exercise Price

$13.56 - $13.81	181,055	$13.57	4.1	181,055	$13.57
16.88 - 18.38	294,961	17.61	3.1	294,961	17.61
18.80 - 21.13	724,131	19.43	5.4	724,131	19.43
21.16 - 23.37	174,750	21.60	6.1	174,750	21.60
24.50 - 26.06	317,750	25.32	6.4	311,084	25.31
27.01 - 28.20	1,102,316	27.21	7.1	894,745	27.19
29.68 - 32.36	494,750	30.65	8.1	274,769	30.52
32.89 - 50.38	671,861	36.32	8.5	236,448	37.05

Total	3,961,574	$26.03	6.8	3,091,943	$24.21

The following table presents the activity of Stock Option Plans for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002

	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price

Outstanding at January 1,	9,112,505	$21.99	8,989,440	$19.78	8,533,727	$17.43
Granted	36,000	44.28	1,625,050	32.78	2,248,025	27.12
Exercised[1]	(5,080,040)	18.79	(1,224,561)	19.49	(1,579,699)	17.05
Forfeited	(106,391)	31.80	(274,037)	23.47	(157,901)	24.74
Expired	(500)	27.74	(3,387)	21.21	(54,712)	18.15

Outstanding at December 31,	3,961,574	$26.03	9,112,505	$21.99	8,989,440	$19.78

Options Exercisable at December 31,	3,091,943		6,675,161		5,220,011

Options Available for Future Grants[2,3]	855,244		296,000		2,466,271

1
The price per share of options exercised on an actual exercise price basis ranged between $12.88 and $41.42 for 2004, $12.88 and $27.01 for 2003, and $10.87 and $26.06 for 2002.

2
2003 consisted of restricted shares and stock options under the Director Stock Compensation Program. The authority to grant options under the 1994 employee stock option plan expired on December 31, 2003.

3
In 2004, shareholders approved a new employee stock option plan which increased the options available for future grants.

Restricted Stock

Restricted Stocks provide grantees with rights to shares of stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid on the Restricted Stock. The Restricted Stock vests over periods of three to ten years from date of grant, although accelerated vesting was provided in certain grants, based on attainment of defined performance measures. The Company recognizes compensation expense, measured as the quoted market price of the Restricted Stock on the grant date, on a straight-line basis over the vesting period, with recognition of the cost associated with accelerated vesting based upon projected attainment of the performance measures. The unearned compensation is shown as a separate component of shareholders' equity. Restricted Stock is cancelled if an employee terminates prior to the vesting of the stock. Total compensation expense recognized by the Company for Restricted Stock was $5.6 million, $5.8 million and $3.6 million in 2004, 2003 and 2002, respectively.

The following table presents the activity for Restricted Stock for the years ended December 31, 2004, 2003 and 2002.

	Number of Shares	Weighted Average Price

Outstanding as of January 1, 2001	667,400
Granted	10,000	$ 28.20
Vested	(17,700)
Forfeited	(101,600)

Balance as of December 31, 2002	558,100
Granted	391,200	$ 34.53
Vested	(282,800)
Forfeited	(63,000)

Balance as of December 31, 2003	603,500
Granted	80,556	$ 42.05
Vested	(359,528)
Forfeited	(22,125)

Balance as of December 31, 2004	302,403

Restricted Stock Units

Restricted Stock Units ("RSUs") entitle the grantees to a cash payment based upon the fair market value of the Company's stock at the time the award vests. During the vesting period, the participant is entitled to dividend equivalent payments equal to the actual dividends declared on the Company's stock. All expense associated with RSUs is considered compensation expense and is recognized over the vesting period. In 2003, 195,000 RSUs with a two year vesting period, 50% in 2004 and 50% in 2005, were awarded. In 2004, 64,000 RSUs were awarded with vesting terms of six months to two years and 37,500 shares were forfeited. A total of 107,500 RSUs vested in 2004. At December 31, 2004, 114,000 RSUs were outstanding. Total expense recognized by the Company for RSUs in 2004 and 2003 was $7.0 million and $2.6 million, respectively.

Note 13 – Income Taxes

The significant components of the provision for income taxes for the years ended December 31, 2004, 2003 and 2002 were as follows:

(dollars in thousands)	2004	2003	2002

Current:
Federal	$66,899	$27,430	$13,089
State	8,579	(278)	4,061
Foreign	5,780	4,567	1,790

Total Current	81,258	31,719	18,940

Deferred:
Federal	12,186	31,810	41,075
State	4,461	8,063	6,506

Total Deferred	16,647	39,873	47,581

Provision for Income Taxes[1]	$97,905	$71,592	$66,521

1
The tax effects of fair value adjustments on securities available for sale, minimum pension liability adjustments and tax benefits related to stock options are recorded directly in shareholders' equity. The net tax charge (benefit) recorded directly to shareholders' equity was $(48.6) million in 2004, $4.2 million in 2003 and $1.5 million in 2002.

The current income tax provision included taxes on realized gains and losses on the sale of securities of $(0.3) million, $0.7 million and $0.2 million for 2004, 2003 and 2002, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The 2003 deferred tax liabilities and assets were reclassified based on the 2003 filed tax returns. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2004 and 2003 are presented below:

(dollars in thousands)	2004	2003

Deferred Tax Liabilities:
Accrued Pension Cost	$(5,789)	$(5,777)
Federal Home Loan Bank Stock	(10,200)	(14,478)
Lease Transactions	(301,124)	(286,898)
Net Unrealized Gains on Investment Securities Available for Sale	(3,254)	(5,851)
Other	(3,816)	(3,816)

Gross Deferred Tax Liabilities	(324,183)	(316,820)
Deferred Tax Assets:
Accelerated Depreciation	12,188	11,874
Allowance for Loan and Lease Losses	29,789	44,415
Minimum Pension Liability	9,364	8,382
Reserves and Accruals	16,428	15,354
Postretirement Benefits	13,984	13,456
Other	27,487	21,465

Gross Deferred Tax Assets	109,240	114,946

Net Deferred Tax Liabilities	$(214,943)	$(201,874)

Management believes that it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. At December 31, 2004, the Company had available foreign tax credit carryforwards of $11.0 million that expire in the beginning of 2011 and $18.5 million of general business credit carryforwards that expire in the beginning of 2022.

The following is a reconciliation of the Federal statutory income tax rate to the effective consolidated income tax rate:

	2004	2003	2002

Statutory Federal Income Tax Rate	35.0%	35.0%	35.0%
Increase (Decrease) in Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	3.3	2.7	3.7
Tax-Exempt Interest Income	–	–	(0.1)
Low Income Housing Investments	(0.4)	(0.8)	(1.6)
Corporate Owned Life Insurance	(1.0)	(1.3)	(0.8)
Other	(0.8)	(1.0)	(0.8)

Effective Tax Rate	36.1%	34.6%	35.4%

For financial statement purposes, no deferred income tax liability was recorded for tax bad debt reserves that arose in tax years beginning before December 31, 1987. Such tax bad debt reserves totaled approximately $18.2 million. If these amounts are used for purposes other than to absorb bad debt losses, they will be subject to federal income taxes at the then applicable rates.

Note 14 – Derivatives

The Company is a party to derivative financial instruments in the normal course of its business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest and foreign exchange rates. These financial instruments include foreign exchange contracts, interest rate lock commitments and mortgage loan forward sales commitments.

The Company utilizes foreign exchange contracts to offset risk related to transactions, executed on behalf of customers, that are accounted for at fair value in the financial statements. It has not designated any foreign exchange contracts as fair value hedges under SFAS No. 133 for operational purposes.

The Company also enters into forward contracts for the future delivery of residential mortgage loans to reduce interest rate risk associated with loans held for sale and commitments to fund loans at a specified rate (interest rate locks). These contracts are considered derivative instruments under SFAS No. 133 and changes in the fair value of these contracts are recorded in income.

At December 31, 2004 and 2003, no interest rate swaps or options were in effect.

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

SFAS No. 133, as amended, requires derivative instruments to be carried at fair value on the Consolidated Statements of Condition. As of December 31, 2004, the Company did not designate any derivative instruments as fair value, cash flow or net investment in foreign operations hedges and free standing and embedded derivatives required to be bifurcated have been recorded at fair value in the results of operations.

The derivatives identified and recorded at fair value as of December 31, 2004 and 2003 were as follows:

	2004		2003

(dollars in thousands)	Book or Notional Value	Fair Value	Book or Notional Value	Fair Value

Foreign Exchange Contracts	$166,415	$108	$67,547	$619
Mortgage Loan Forward Sales Commitments	35,100	28	26,915	(21)
Interest Rate Locks – Mortgage Loans	28,145	14	34,796	291

Note 15 – Fair Values of Financial Instruments

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

The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents:    The carrying amounts reported in the Consolidated Statements of Condition for cash and short-term investments approximated the fair value of these assets.

Investment Securities Available for Sale and Investment Securities Held to Maturity:    Fair values for investment securities were based on quoted market prices, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments.

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

Financial Instruments:    Fair values of financial instruments (e.g., commitments to extend credit, standby letters of credit, commercial letters of credit and foreign exchange and mortgage loan forward contracts) were based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing and current settlement values or quoted market prices of comparable instruments.

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

The following table presents the fair values of the Company's financial instruments:

	2004		2003

(dollars in thousands)	Book or Notional Value	Fair Value	Book or Notional Value	Fair Value

Financial Instruments – Assets
Loans[1]	$5,897,776	$6,035,017	$5,637,306	$5,786,495
Investment Securities[2]	3,065,422	3,069,555	2,701,522	2,711,815
Other Financial Assets[3]	88,546	88,546	241,201	241,201
Financial Instruments – Liabilities
Deposits	7,564,667	7,562,008	7,332,779	7,340,316
Short-Term Borrowings[4]	733,616	733,616	594,537	594,537
Long-Term Debt[5]	243,685	266,356	315,139	323,195
Financial Instruments – Off-Balance Sheet Risk
Financial Instruments Whose Contract Amounts Represent Credit Risk:
Commitments to Extend Credit	2,462,825	5,604	2,227,915	5,378
Standby Letters of Credit	102,304	33	112,000	36
Commercial and Similar Letters of Credit	37,493	28	15,886	21
Financial Instruments Whose Notional or Contract Amounts Exceed the Amount of Credit Risk:
Foreign Exchange and Mortgage Loan Forward Contracts	201,515	136	94,462	578
1
Includes loans held for sale and loans, net of unearned income and Allowance.

2
Includes available for sale and held to maturity securities.

3
Includes interest-bearing deposits, funds sold, FRB and FHLB stock and other financial instruments included in other assets.

4
Includes securities sold under agreements to repurchase, funds purchased, commercial paper and other short-term borrowings.

5
Excludes capitalized lease obligations.

Note 16 – Information Technology Systems Replacement Project

In July 2002, the Company entered into contracts with Metavante Corporation to provide for technology services, including professional services to convert existing systems to Metavante systems. The conversion was completed in the third quarter of 2003. The following summarizes costs incurred in connection with the transition to this outsourcing arrangement:

(dollars in thousands)	Professional Fees	Employee Termination Benefits	Accelerated Depreciation	Other Associated Costs [1]	Total

Costs Incurred:
2003	$7,720	$3,730	$3,959	$6,462	$21,871
2002	5,157	1,241	5,357	1,873	13,628

Total Project Costs	$12,877	$4,971	$9,316	$8,335	$35,499

1
Includes contract termination, equipment, excise tax and other costs.

Changes in related liability balances during the years ended December 31, 2004 and 2003 were as follows:

(dollars in thousands)	Professional Fees	Employee Termination Benefits	Other Associated Costs	Total

Liability Balance at January 1, 2003	$100	$300	$–	$400
2003 Activity:
Accruals	7,820	3,731	6,462	18,013
Payments	(6,918)	(3,560)	(5,949)	(16,427)

Liability Balance at December 31, 2003	1,002	471	513	1,986
2004 Activity:
Payments	(951)	(471)	(564)	(1,986)
Adjustments	(51)	–	51	–

Liability Balance at December 31, 2004	$–	$–	$–	$–

The Company incurred expenses of $7.8 million and $4.5 million in 2004 and 2003, respectively, under the technology services contract that became effective in July 2003. The Company's actual payments under the contract will depend, in part, upon future transaction volumes. Based upon the estimated future transaction volumes used in the contract, estimated payments in future years are:

(dollars in thousands)	Amount

2005	$9,188
2006	9,463
2007	9,747
2008	10,039
2009	10,341
Thereafter	6,213

Total	$54,991

Note 17 – Business Segments

Business segment results are determined based on the Company's internal financial management reporting process and organizational structure. This process uses various techniques to assign balance sheet and income statement amounts to business segments, including allocations of overhead, Provision, and capital. This process is dynamic and requires certain allocations based on judgment and subjective factors. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to U.S. generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. Results for prior periods have been reclassified to facilitate comparability.

The Company's business segments are as follows:

Retail Banking

The Company's Retail Banking segment offers a broad range of financial products and services to consumers and small businesses. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans. Deposit products include checking, savings, and time deposit accounts. The Retail Banking segment also provides merchant services to its small business customers. Products and services from the Retail Banking segment are delivered to customers through 74 Hawaii branch locations and 500 ATMs, e-Bankoh (on-line banking service), and a 24-hour telephone banking service. Also included in the segment is Bankoh Investment Services, Inc., a full service brokerage offering equities, mutual funds, life insurance and annuities.

Commercial Banking

The Commercial Banking segment offers products including corporate banking and commercial real estate loans, lease financing, auto dealer financing, deposit and cash management products, and property and casualty insurance products. Lending, deposit and cash management services are offered to middle-market and large companies in Hawaii. Commercial real estate mortgages are focused on customers that include investors, developers and builders primarily domiciled in Hawaii. The Commercial Banking unit also includes the Company's operations at its 12 branches in the Pacific Islands.

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

This segment also includes divisions (Technology and Operations, Human Resources, Finance, Credit and Risk Management and Corporate and Regulatory Administration) that provide a wide-range of support to the other business segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process. Results for this segment in 2003 and 2002 included the System Replacement Project costs that were not incurred by or allocated to the other segments, and the residual costs associated with 2001 restructuring activities.

Business Segment Selected Financial Information

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services Group	Treasury and Other Corporate	Consolidated Total

Year Ended December 31, 2004
Net Interest Income	$203,541	$135,477	$11,524	$40,048	$390,590
Provision for Loan and Lease Losses	10,446	3,232	47	(23,725)	(10,000)

Net Interest Income After Provision for Loan and Lease Losses	193,095	132,245	11,477	63,773	400,590
Non-Interest Income	90,424	47,470	53,847	13,353	205,094

	283,519	179,715	65,324	77,126	605,684
Non-Interest Expense	(174,670)	(91,097)	(52,018)	(16,655)	(334,440)

Income Before Income Taxes	108,849	88,618	13,306	60,471	271,244
Provision for Income Taxes	(40,274)	(32,790)	(4,924)	(19,917)	(97,905)

Allocated Net Income	$68,575	$55,828	$8,382	$40,554	$173,339

Total Assets at December 31, 2004	$3,773,950	$2,376,776	$117,602	$3,497,863	$9,766,191

Year Ended December 31, 2003
Net Interest Income	$208,189	$137,164	$11,515	$9,074	$365,942
Provision for Loan and Lease Losses	6,909	8,415	(5)	(15,319)	–

Net Interest Income After Provision for Loan and Lease Losses	201,280	128,749	11,520	24,393	365,942
Non-Interest Income	95,168	40,975	49,998	12,579	198,720

	296,448	169,724	61,518	36,972	564,662
Information Technology Systems Replacement Project	(986)	(23)	(333)	(20,529)	(21,871)
Non-Interest Expense	(180,484)	(91,376)	(49,174)	(14,970)	(336,004)

Income Before Income Taxes	114,978	78,325	12,011	1,473	206,787
Provision for Income Taxes	(42,542)	(28,502)	(4,444)	3,896	(71,592)

Allocated Net Income	$72,436	$49,823	$7,567	$5,369	$135,195

Total Assets at December 31, 2003	$3,667,095	$2,323,267	$109,003	$3,362,282	$9,461,647

Year Ended December 31, 2002
Net Interest Income	$203,883	144,139	$12,097	$10,112	$370,231
Provision for Loan and Lease Losses	4,061	24,902	75	(17,422)	11,616

Net Interest Income After Provision for Loan and Lease Losses	199,822	119,237	12,022	27,534	358,615
Non-Interest Income	95,278	36,047	54,732	12,278	198,335

	295,100	155,284	66,754	39,812	556,950
Restructuring and Other Related Costs	–	(1)	–	(2,363)	(2,364)
Information Technology Systems Replacement Project	(1,369)	–	–	(12,259)	(13,628)
Non-Interest Expense	(190,746)	(103,103)	(50,105)	(9,303)	(353,257)

Income Before Income Taxes	102,985	52,180	16,649	15,887	187,701
Provision for Income Taxes	(38,062)	(18,083)	(6,160)	(4,216)	(66,521)

Allocated Net Income	$64,923	$34,097	$10,489	$11,671	$121,180

Total Assets at December 31, 2002	$3,298,463	$2,261,375	$120,021	$3,836,559	$9,516,418

Note 18 – Parent Company Financial Statements

Condensed financial statements of Bank of Hawaii Corporation (Parent only) follow:

Condensed Statements of Income

	Year Ended December 31,
(dollars in thousands)	2004	2003	2002

Dividends From:
Bank of Hawaii	$237,835	$292,617	$308,795
Other Subsidiaries	–	–	4,462
Interest Income From Bank of Hawaii	255	2,012	3,946
Interest Income From Funds Sold To Bank of Hawaii	1,675	113	–
Other Income (Loss)	(115)	(448)	1,007

Total Income	239,650	294,294	318,210

Interest Expense	9,865	11,136	11,070
Other Expense	8,300	8,691	8,084

Total Expense	18,165	19,827	19,154

Income Before Income Tax Benefits and Distributions in Excess of Income of Subsidiaries	221,485	274,467	299,056
Income Tax Benefit	6,991	7,701	6,449

Income Before Distributions in Excess of Income of Subsidiaries	228,476	282,168	305,505
Distributions in Excess of Income of Subsidiaries Bank Subsidiaries	(55,137)	(146,847)	(183,057)
Other Subsidiaries	–	(126)	(1,268)

Total Distributions in Excess of Income of Subsidiaries	(55,137)	(146,973)	(184,325)

Net Income	$173,339	$135,195	$121,180

Condensed Statements of Condition

	December 31,
(dollars in thousands)	2004	2003

Assets
Cash with Bank of Hawaii	$222	$214
Equity in Net Assets of Bank Subsidiary	713,432	775,776
Equity in Net Assets of Other Subsidiary	3,093	3,093
Funds Sold to Bank of Hawaii	135,900	188,032
Investment Securities	5,557	4,901
Goodwill	14,129	14,129
Other Assets	58,567	13,121

Total Assets	$930,900	$999,266

Liabilities and Shareholders' Equity
Commercial Paper and Short-Term Borrowings	$5,000	$2,680
Long-Term Debt	103,093	193,598
Other Liabilities	7,973	9,856
Shareholders' Equity	814,834	793,132

Total Liabilities and Shareholders' Equity	$930,900	$999,266

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2004	2003	2002

Operating Activities
Net Income	$173,339	$135,195	$121,180
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Distribution in Excess of Income of Subsidiaries	55,137	146,973	184,325
Net Change in Other Assets and Liabilities	7,950	5,080	1,827

Net Cash Provided by Operating Activities	236,426	287,248	307,332

Investing Activities
Investment Securities Transactions, Net	(120)	–	–
Return of Capital, Net of Capital Contribution to Subsidiaries	–	939	–

Net Cash Provided (Used) by Investing Activities	(120)	939	–

Financing Activities
Net Payments of Borrowings	(88,186)	(5,721)	(96,506)
Proceeds from Issuance of Common Stock	104,159	29,540	36,432
Repurchase of Common Stock	(238,077)	(329,978)	(332,217)
Cash Dividends	(66,326)	(50,589)	(50,635)

Net Cash Used by Financing Activities	(288,430)	(356,748)	(442,926)

Decrease in Cash and Cash Equivalents	(52,124)	(68,561)	(135,594)
Cash and Cash Equivalents at Beginning of Period	188,246	256,807	392,401

Cash and Cash Equivalents at End of Period	$136,122	$188,246	$256,807

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Because of inherent limitations in any internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the Company's internal control over financial reporting as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on the specified criteria.

Management's assessment of the effectiveness in internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young, LLP, the Company's independent registered public accounting firm who also audited the Company's financial statements.

Report of Independent Registered Public Accounting
Firm on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Bank of Hawaii Corporation

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Bank of Hawaii Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bank of Hawaii Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Bank of Hawaii Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Bank of Hawaii Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 25, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
Honolulu, Hawaii February 25, 2005

Item 9B. Other Information

None.

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the Bank of Hawaii Corporation Proxy Statement for the annual meeting of shareholders to be held on April 29, 2005, as summarized below:

Item 10. Directors and Executive Officers of the Registrant

"Board of Directors"; "Section 16(a) Beneficial Ownership Reporting Compliance."

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

The Company has adopted a written code of ethics within the meaning of Item 406 of Regulation S-K that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the Senior Financial Officers Code of Ethics is available on the Company's website, www.boh.com.

Item 11. Executive Compensation

"Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

"Beneficial Ownership."

Item 13. Certain Relationships and Related Transactions

"Certain Transactions with Management and Others."

Item 14. Principal Accountant Fees and Services

Fees paid to independent registered public accountants are disclosed under the caption "Proposal 3: Ratification of Selection of an Independent Registered Public Accounting Firm" and related pre-approval policies are disclosed under the caption "Appendix A. Audit Committee Charter – Responsibilities Item 3."

PART IV

Item 15. Exhibits and Financial Statement Schedules

  (a)
  Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income – Years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Condition – December 31, 2004 and 2003

Consolidated Statements of Shareholders' Equity – Years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows – Years ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

All other schedules to the Consolidated Financial Statements stipulated by Article 9 of Regulation S-X and all other schedules to the financial statements of the registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

EXHIBIT INDEX

Exhibit Number
3.1	Certificate of Incorporation of Bank of Hawaii Corporation (the "Company") (f/k/a Pacific Century Financial Corporation and Bancorp Hawaii, Inc.) (incorporated by reference from Appendix C to the Company's Definitive Proxy Statement on Schedule 14A for the 1998 Annual Meeting of Shareholders, as filed on March 13, 1998 (the "1998 Proxy Statement"))
3.2	Certificate of Amendment No. 1 to the Company's Certificate of Incorporation Filed on May 20, 1999 (incorporated by reference from the Company's Definitive Proxy Statement on Schedule 14A for the 1999 Annual Meeting of Shareholders, as filed on March 8, 1999)
3.3	Certificate of Amendment No. 2 to the Company's Certificate of Incorporation Filed on April 26, 2002 (incorporated by reference from Exhibit 3.3 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2002, as filed on February 28, 2003 (the "2002 10-K"))
3.4	By-Laws of the Company (incorporated by reference from Appendix D to the 1998 Proxy Statement)
4.1	Instruments Defining the Rights of Holders of Long-Term Debt (incorporated by reference from Exhibit 4.1 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000, as filed on March 8, 2001 (the "2000 10-K"))
10.1	The Company's Executive Incentive Plan Effective January 1, 1999 (incorporated by reference from Exhibit 10.1 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1998, as filed on March 1, 1999 (the "1998 10-K"))*
10.2	The Company's Executive Incentive Plan Amendment 2003-1 (incorporated by reference from Exhibit 10.2 to the 2002 10-K)*
10.3	The Company's Executive Incentive Plan Amendment 2004-1
10.4	The Company's Stock Option Plan of 1994 (incorporated by reference from the Company's Registration Statement on Form S-8, Reg. No. 33-54777, as filed on July 28, 1994)*
10.5	The Company's Stock Option Plan of 1994 Amendment 97-1 (incorporated by reference from Exhibit 10.13 to the 1998 10-K)*
10.6	The Company's Stock Option Plan of 1994 Amendment 97-2 (incorporated by reference from Appendix A to the 1998 Proxy Statement)*
10.7	The Company's Stock Option Plan of 1994 Amendment 99-1 (incorporated by reference from Exhibit 10.10 to the 2000 10-K)*
10.8	The Company's Stock Option Plan of 1994 Amendment 99-2 (incorporated by reference from Exhibit 10.15 to the 1998 10-K)*
10.9	The Company's Stock Option Plan of 1994 Amendment 2000-1 (incorporated by reference to Exhibit 10.12 to the 2000 10-K)*
10.10	The Company's Stock Option Plan of 1994 Amendment 2000-2 (incorporated by reference from Exhibit 10.13 to the 2000 10-K)*
10.11	The Company's Stock Option Plan of 1994 Amendment 2000-3 (incorporated by reference from Exhibit 10.14 to the 2000 10-K)*
10.12	The Company's Stock Option Plan of 1994 Amendment 2001-1 (incorporated by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (as filed on March 8, 2002) (the "2001 10-K"))*
10.13	The Company's Stock Option Plan of 1994 Amendment 2001-2 (incorporated by reference from Exhibit 10.20 to the 2001 10-K)*
10.14	The Company's Stock Option Plan of 1994 Amendment 2002-1 (incorporated by reference from Exhibit 10.16 to the 2002 10-K)*
10.15	The Company's Stock and Incentive Compensation Plan of 2004 (incorporated by reference from Appendix C to the Company's Definitive Proxy Statement of Schedule 14A for the 2004 Annual Meeting of Shareholders, as filed on March 18, 2004)*

10.16	The Company's Form of Retention Agreement dated May 3, 2004 with certain Managing Committee Members (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, as filed on July 28, 2004)*
10.17	The Company's Key Executive Severance Plan dated April 27, 1983 (incorporated by reference from Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed on February 28, 1996)*
10.18	Key Executive Change-in-Control Severance Agreement dated January 26, 2001 for A.R. Landon (incorporated by reference from Exhibit 10.22 to the 2000 10-K)*
10.19	Key Executive Change-in-Control Severance Agreement for A.T. Kuioka (incorporated by reference from Exhibit 10(f) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed on March 29, 1995*
10.20	Key Executive Change-in-Control Severance Agreement dated January 26, 2001 for W.C. Nelson (incorporated by reference from Exhibit 10.23 to the 2000 10-K)*
10.21	Key Executive Change-in-Control Severance Agreement dated June 22, 2001 with D.W. Thomas (incorporated by reference from Exhibit 10.34 to the 2001 10-K)*
10.22	Key Executive Change-in-Control Severance Agreement dated June 25, 2004 for R.C. Keene (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004, as filed on October 27, 2004 (the September 2004 Form 10-Q))*
10.23	Executive Change-in-Control Severance Agreement dated June 25, 2004 for B.T. Stewart (incorporated by reference from Exhibit 10.2 to the September 2004 Form 10-Q)*
10.24	The Company's Directors' Deferred Compensation Plan (Restatement Effective 1/1/96) with Amendment No. 96-1; Trust Agreement (Effective 9/1/96) (incorporated by reference from Exhibit (4) to the Company's Registration Statement on Form S-8, Reg. No. 333-14929, as filed on October 28, 1996)*
10.25	The Company's Director Stock Compensation Program (incorporated by reference from Exhibit (4) to the Company's Registration Statement on Form S-8, Reg. No. 333-02835, as filed on April 25, 1996)*
10.26	The Company's Director Stock Compensation Program Amendment 97-1 (incorporated by reference from Exhibit 10.26 to the 2000 10-K)*
10.27	The Company's Director Stock Compensation Program Amendment 2001-1 (incorporated by reference from Exhibit 10.32 to the 2002 10-K)*
10.28	Employment Agreement dated November 3, 2000 with M.E. O'Neill (incorporated by reference from Exhibit 10.28 to the 2000 10-K)*
12.1	Statement Regarding Computation of Ratios
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Auditors
31.1	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chairman of the Board, Chief Executive Officer and President
31.2	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer
32	Certification of Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) by Chairman of the Board, Chief Executive Officer and President and Chief Financial Officer

* Management contract or compensatory plan or arrangement

(b)
Response to this item is the same as Item 15(a).

(c)
Response to this item is the same as Item 15(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2005	Bank of Hawaii Corporation and Subsidiaries
	By:	/s/ Allan R. Landon Allan R. Landon Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date: February 28, 2005

/s/ Allan R. Landon Allan R. Landon, Chairman of the Board, Chief Executive Officer and President	/s/ Haunani S. Apoliona Haunani S. Apoliona, Director
/s/ Peter D. Baldwin Peter D. Baldwin, Director	/s/ Mary G. F. Bitterman Mary G. F. Bitterman, Director
/s/ Michael J. Chun Michael J. Chun, Director	/s/ Clinton R. Churchill Clinton R. Churchill, Director
/s/ David A. Heenan David A. Heenan, Director	/s/ Robert A. Huret Robert A. Huret, Director
/s/ Martin A. Stein Martin A. Stein, Director	/s/ Donald M. Takaki Donald M. Takaki, Director
/s/ Barbara J. Tanabe Barbara J. Tanabe, Director	/s/ Robert W. Wo, Jr. Robert W. Wo, Jr., Director
/s/ Richard C. Keene Richard C. Keene, Chief Financial Officer	/s/ Brian T. Stewart Brian T. Stewart Chief Accounting Officer

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
EXHIBIT INDEX
SIGNATURES