Form 10-Q
period 2005-03-31
BANK OF HAWAII CORP
filed 2005-04-29
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(IRS Employer Identification No.)

130 Merchant Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $.01 Par Value; outstanding at April 22, 2005 — 52,346,380 shares

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(dollars in thousands except per share amounts)	2005	2004
Interest Income
Interest and Fees on Loans and Leases	$86,467	$81,428
Income on Investment Securities - Available for Sale	27,319	20,846
Income on Investment Securities - Held to Maturity	5,825	6,976
Deposits	23	1,231
Funds Sold	75	417
Other	449	858
Total Interest Income	120,158	111,756
Interest Expense
Deposits	11,604	9,200
Securities Sold Under Agreements to Repurchase	3,325	1,926
Funds Purchased	733	231
Short-Term Borrowings	32	15
Long-Term Debt	3,806	4,353
Total Interest Expense	19,500	15,725
Net Interest Income	100,658	96,031
Provision for Loan and Lease Losses	—	—
Net Interest Income After Provision for Loan and Lease Losses	100,658	96,031
Non-Interest Income
Trust and Asset Management	14,622	13,864
Mortgage Banking	2,590	1,977
Service Charges on Deposit Accounts	10,179	9,950
Fees, Exchange, and Other Service Charges	13,836	13,239
Insurance	5,788	4,658
Other	5,300	5,154
Total Non-Interest Income	52,315	48,842
Non-Interest Expense
Salaries and Benefits	44,769	46,001
Net Occupancy Expense	9,545	9,386
Net Equipment Expense	5,471	5,964
Other	21,078	21,671
Total Non-Interest Expense	80,863	83,022
Income Before Income Taxes	72,110	61,851
Provision for Income Taxes	26,588	22,052
Net Income	$45,522	$39,799
Basic Earnings Per Share	$0.85	$0.73
Diluted Earnings Per Share	$0.83	$0.69
Dividends Declared Per Share	$0.33	$0.30
Basic Weighted Average Shares	53,401,787	54,286,648
Diluted Weighted Average Shares	55,020,050	57,746,520

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Assets
Interest-Bearing Deposits	$5,897	$4,592	$479,882
Investment Securities - Available for Sale	2,495,447	2,483,719	1,995,713
Investment Securities - Held to Maturity (Market Value of $547,764, $585,836, and $719,308)	558,834	589,908	717,867
Funds Sold	70,000	21,000	255,000
Loans Held for Sale	20,897	17,642	67,328
Loans and Leases	6,015,790	5,986,930	5,714,996
Allowance for Loan and Lease Losses	(105,006)	(106,796)	(127,185)
Net Loans	5,910,784	5,880,134	5,587,811
Total Earning Assets	9,061,859	8,996,995	9,103,601
Cash and Non-Interest-Bearing Deposits	306,852	225,359	313,090
Premises and Equipment	141,615	146,095	155,488
Customers’ Acceptance Liability	1,054	1,406	1,844
Accrued Interest Receivable	38,427	36,044	34,658
Foreclosed Real Estate	183	191	4,416
Mortgage Servicing Rights	18,510	18,769	21,138
Goodwill	34,959	36,216	36,216
Other Assets	304,571	305,116	342,991
Total Assets	$9,908,030	$9,766,191	$10,013,442
Liabilities
Deposits
Non-Interest-Bearing Demand	$1,943,616	$1,977,703	$1,915,678
Interest-Bearing Demand	1,702,158	1,536,323	1,407,494
Savings	2,968,624	2,960,351	2,888,877
Time	1,146,264	1,090,290	1,151,873
Total Deposits	7,760,662	7,564,667	7,363,922
Securities Sold Under Agreements to Repurchase	664,206	568,981	1,039,204
Funds Purchased	76,100	149,635	98,370
Short-Term Borrowings	8,376	15,000	11,349
Banker’s Acceptances Outstanding	1,054	1,406	1,844
Retirement Benefits Payable	66,233	65,708	62,298
Accrued Interest Payable	7,669	7,021	6,978
Taxes Payable and Deferred Taxes	274,164	229,928	228,785
Other Liabilities	90,254	96,373	95,091
Long-Term Debt	242,656	252,638	319,833
Total Liabilities	9,191,374	8,951,357	9,227,674
Shareholders’ Equity
Common Stock ($.01 par value); authorized 500,000,000 shares; issued / outstanding: March 2005 - 81,711,752 / 52,826,818, December 2004 - 81,711,752 / 54,960,857, March 2004 - 81,641,545 / 54,216,350	815	813	807
Capital Surplus	453,227	450,998	396,335
Accumulated Other Comprehensive Income (Loss)	(33,469)	(12,917)	4,289
Retained Earnings	1,310,070	1,282,425	1,222,602
Deferred Stock Grants	(8,145)	(8,433)	(7,594)
Treasury Stock, at Cost (Shares: March 2005 - 28,884,934, December 2004 - 26,750,895, March 2004 - 27,425,195)	(1,005,842)	(898,052)	(830,671)
Total Shareholders’ Equity	716,656	814,834	785,768
Total Liabilities and Shareholders’ Equity	$9,908,030	$9,766,191	$10,013,442

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Total	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Deferred Stock Grants	Treasury Stock	Compre- hensive Income
Balance at December 31, 2004	$814,834	$813	$450,998	$(12,917)	$1,282,425	$(8,433)	$(898,052)
Comprehensive Income:
Net Income	45,522	—	—	—	45,522	—	—	$45,522
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on
Investment Securities	(20,552)	—	—	(20,552)	—	—	—	(20,552)
Total Comprehensive Income								$24,970

Common Stock Issued under Stock Plans and Related Tax Benefits (278,339 shares)	9,027	2	2,229	—	(282)	288	6,790
Treasury Stock Purchased (2,411,752 shares)	(114,580)	—	—	—	—	—	(114,580)
Cash Dividends Paid	(17,595)	—	—	—	(17,595)	—	—
Balance at March 31, 2005	$716,656	$815	$453,227	$(33,469)	$1,310,070	$(8,145)	$(1,005,842)

Balance at December 31, 2003	$793,132	$807	$391,701	$(5,711)	$1,199,077	$(8,309)	$(784,433)
Comprehensive Income:
Net Income	39,799	—	—	—	39,799	—	—	$39,799
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	10,000	—	—	10,000	—	—	—	10,000
Total Comprehensive Income								$49,799

Common Stock Issued under Stock Plans and Related Tax Benefits (611,820 shares)	18,482	—	4,634	—	144	715	12,989
Treasury Stock Purchased (1,323,050 shares)	(59,227)	—	—	—	—	—	(59,227)
Cash Dividends Paid	(16,418)	—	—	—	(16,418)	—	—
Balance at March 31, 2004	$785,768	$807	$396,335	$4,289	$1,222,602	$(7,594)	$(830,671)

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2005	2004

Operating Activities
Net Income	$45,522	$39,799
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Goodwill Impairment	1,257	—
Depreciation and Amortization	5,153	5,331
Amortization of Deferred Loan and Lease Fees	(273)	(636)
Amortization/(Accretion) of Premiums/Discounts on Investment Securities, Net	2,272	3,013
Deferred Stock Grants	1,273	1,047
Deferred Income Taxes	4,024	3,205
Proceeds from Sales of Loans Held for Sale	110,673	78,837
Originations of Loans Held for Sale	(113,928)	(136,954)
Net Change in Other Assets and Other Liabilities	43,836	(41,006)
Net Cash Provided (Used) by Operating Activities	99,809	(47,364)

Investing Activities
Proceeds from Sales and Redemptions of Investment Securities - Available for Sale	137,544	142,489
Purchases of Investment Securities - Available for Sale	(183,233)	(134,098)
Proceeds from Redemptions of Investment Securities - Held to Maturity	30,654	45,436
Purchases of Investment Securities - Held to Maturity	—	(36,445)
Net (Increase) Decrease in Loans and Leases	(28,477)	40,920
Premises and Equipment, Net	(673)	(814)
Net Cash (Used) Provided by Investing Activities	(44,185)	57,488

Financing Activities
Net Increase in Demand Deposits	131,748	32,914
Net Increase in Savings Deposits	8,273	55,498
Net Increase (Decrease) in Time Deposits	55,974	(57,269)
Net Increase in Short-Term Borrowings	15,066	554,386
Repayments of Long-Term Debt	(9,982)	(4,235)
Proceeds from Issuance of Common Stock	7,270	13,969
Repurchase of Common Stock	(114,580)	(59,227)
Cash Dividends Paid	(17,595)	(16,418)
Net Cash Provided by Financing Activities	76,174	519,618

Increase in Cash and Cash Equivalents	131,798	529,742
Cash and Cash Equivalents at Beginning of Period	250,951	518,230
Cash and Cash Equivalents at End of Period	$382,749	$1,047,972

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the consolidated financial statements reflect normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

Certain prior period amounts have been reclassified to conform to current period classifications.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”):

		Three Months Ended March 31,
(dollars in thousands except per share and option data)		2005	2004[1]
Net Income, as reported		$45,522	$39,799
Less:	Total Stock-Based Employee Compensation Expense Associated with Stock Options Determined Under Fair Value Method For All Option Awards, Net of Related Tax Effects [2]	(710)	(1,516)
Pro Forma Net Income		$44,812	$38,283
Earnings per share:
Basic-as reported		$0.85	$0.73
Basic-pro forma		$0.84	$0.71
Diluted-as reported		$0.83	$0.69
Diluted-pro forma		$0.81	$0.66

1 Prior period amounts restated to account for forfeitures and adjustment to dividend yield calculation.

2 A Black-Scholes option pricing model was used to determine the fair values of the options granted.

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123.  SFAS No. 123(R) supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows.  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense through the income statement based on their fair values at issue date.  Pro forma disclosure will no longer be an alternative.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow required under current guidelines.  On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in-implementation process for SFAS No. 123(R).  Under this process, the Company will be required to adopt SFAS No. 123(R) no later than the beginning of the first fiscal year that begins after June 15, 2005.  The Company plans to adopt SFAS No. 123(R) on January 1, 2006.

The Company plans to adopt SFAS No. 123(R) using the “modified prospective” method.  Under this method, awards that are granted, modified, or settled after January 1, 2006, will be measured and accounted for in accordance with SFAS No.123(R).  Also under this method, expense will be recognized in the income statement for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments using the intrinsic value method of APB No. 25, and accordingly recognizes no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.  The adoption of SFAS No. 123(R) will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position.  Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share shown in the table above.

Note 2.   Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Note 3.   Pension Plans and Postretirement Benefit Plan

Components of net periodic cost for the aggregated pension plans and the postretirement benefit plan are presented in the following table:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(dollars in thousands)	2005	2004	2005	2004
Components of Net Periodic Cost:
Service Cost	$—	$—	$255	$247
Interest Cost	1,125	1,092	450	443
Expected Return on Plan Assets	(1,185)	(1,182)	—	—
Amortization of Unrecognized Net Transition Obligation	—	—	147	147
Recognized Net Actuarial (Gain) Loss	420	328	(42)	(156)
Total Components of Net Periodic Cost	$360	$238	$810	$681

There were no significant changes from the previously reported $1.8 million in contributions expected to be paid during 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report, including its Financial Outlook, contains forward-looking statements concerning, among other things, the economic and business environment in the Company’s service area and elsewhere, credit quality, the expected level of loan and lease loss provisioning, anticipated net income and other financial and business matters in future periods.  The Company’s forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected for a variety of reasons, including, but not limited to: 1) unanticipated changes in business and economic conditions, the competitive environment, fiscal and monetary policies, or legislation in Hawaii and the other markets the Company serves; 2) changes in the Company’s credit quality or risk profile which may increase or decrease the required level of allowance for loan and lease losses; 3) changes in market interest rates that may affect the Company’s credit markets and ability to maintain its net interest margin; 4) changes to the amount and timing of the Company’s proposed equity repurchases and repayment of maturing debt; 5) inability to achieve expected benefits of the Company’s business process improvements; 6) real or threatened acts of war or terrorist activity affecting business conditions; and 7) adverse weather and other natural conditions impacting the Company and its customers’ operations.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements.  The Company does not undertake any obligation to update forward-looking statements to reflect later events or circumstances.

OVERVIEW

The Company is in the second year of its 2004-2006 plan (the “Plan”), which continues to build on the objective of maximizing shareholder value over time.  This objective was established in the previous three-year strategic plan.

The Plan consists of five key elements:

•                  Accelerate revenue growth in our island markets

•                  Better integrate our business segments

•                  Continue to develop our management teams

•                  Improve operating efficiency

•                  Maintain a culture of dependable risk and capital management

During the first quarter of 2005, the Company continued to meet the key financial objectives of the Plan.  Total revenue, consisting of net interest income and non-interest income, for the first quarter of 2005 increased 6% from the same prior year period.  Loans and leases outstanding and deposits were 5% higher as of March 31, 2005 compared to the same period in 2004.

The Company continues to better integrate the Company’s three primary business segments — Retail Banking, Commercial Banking and the Investment Services Group — through improved processes, training and communications.  As a result, the needs of its customers are better addressed and customer relationships continue to strengthen.

The Company utilizes various financial measures to evaluate its performance against the objectives of the Plan, many of which are discussed below.

Operating efficiency improved in the first quarter of 2005 compared to the same period in 2004, as the Company continues to improve processes.  The efficiency ratio for the first three months of 2005 was 52.86% compared to 57.31% in the same period in 2004.  In the first quarter of 2005 compared to the same period in 2004, operating leverage, which is defined as the relative change in income before the provision for loan and lease losses and income taxes, was 16.59%.

The management of both risk and capital continues to be dependable and disciplined in 2005.  As of March 31, 2005 and December 31, 2004, the ratio of the allowance for loan and lease losses to loans and leases outstanding was 1.75% and 1.78%, respectively.  As of the same dates, the leverage ratio was 7.42% and 8.29%, respectively.

The Company’s net income for the first quarter of 2005 was $45.5 million, an increase of 14% from $39.8 million reported in the same prior year period.  Additional results for the first three months of 2005 compared to the same period in 2004 were as follows:

•                  Diluted earnings per share were $0.83, an increase of 20%

•                  The net interest margin was 4.43%, an increase of 13 basis points

•                  Return on average assets increased to 1.88% from 1.65%

•                  Return on average equity increased to 23.66% from 19.98%

The Company’s overall financial results are more fully discussed in the following sections of this report.

Table 1 presents the Company’s financial highlights and performance ratios for the three months ended March 31, 2005 and 2004.

Highlights (Unaudited)	Table 1

(dollars in thousands except per share amounts)	2005	2004
At March 31,
Balance Sheet Totals
Total Assets	$9,908,030	$10,013,442
Net Loans	5,910,784	5,587,811
Deposits	7,760,662	7,363,922
Long-Term Debt	242,656	319,833
Shareholders’ Equity	716,656	785,768

Average Assets	9,845,765	9,677,903
Average Loans and Leases	6,000,572	5,742,368
Average Deposits	7,687,798	7,319,902
Average Shareholders’ Equity	780,271	801,247

Three Months Ended March 31,
Operating Results
Interest Income	$120,158	$111,756
Net Interest Income	100,658	96,031
Net Income	45,522	39,799
Basic Earnings Per Share	0.85	0.73
Diluted Earnings Per Share	0.83	0.69
Dividends Declared Per Share	0.33	0.30

Performance Ratios
Net Income to Average Total Assets (ROA)	1.88%	1.65%
Net Income to Average Shareholders’ Equity (ROE)	23.66	19.98
Net Interest Margin [1]	4.43	4.30
Efficiency Ratio [2]	52.86	57.31
Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.75	2.23
Dividend Payout Ratio	38.82	41.10
Book Value Per Common Share	13.57	14.49
Average Equity to Average Assets	7.92	8.28
Tier 1 Capital Ratio	10.79	11.98
Total Capital Ratio	13.16	14.81
Leverage Ratio	7.42	7.88

Employees (FTE)	2,593	2,703
Branches and offices	87	89

Market Price Per Share of Common Stock for the Quarter Ended:
Closing	$45.26	$46.33
High	$50.95	$47.45
Low	$44.33	$41.75

1 The net interest margin is defined as net interest income, annualized and on a fully-taxable equivalent basis, as a percentage of average earning assets.

2 The efficiency ratio is defined as non-interest expense divided by total revenue (net interest income and non-interest income).

ANALYSIS OF STATEMENT OF INCOME

Net Interest Income

Net interest income on a taxable equivalent basis for the first quarter of 2005 increased $4.6 million or 5% from the comparable period in 2004.  The net interest margin was 4.43% in the first quarter of 2005, a 13 basis point increase from the same prior year period.  The increase in net interest income was primarily a result of higher income earned on the investment securities portfolio, commercial and industrial loans and home equity loans.  The investment securities portfolio experienced an increase in interest income due to an increase in average balances resulting from the deployment of a portion of the Company's excess liquidity into the investment securities portfolio as well as a reduction in prepayments on mortgage-backed securities.  Interest income on commercial and industrial loans increased primarily due to higher average yields earned which were consistent with increases in benchmark interest rates.  Home equity loans experienced higher interest income due to a 39% increase in the average balance outstanding and re-pricing of initial introductory rates to fully indexed rates.  Partially offsetting these positive increases in interest income was an increase in interest expense due to a rise in interest rates on deposits, short-term borrowings and on long-term debt.

Average balances, related income and expenses, and resulting yields and rates are presented in Table 2.  An analysis of the change in net interest income is presented in Table 3.

Consolidated Average Balances and Interest Rates - Taxable Equivalent Basis (Unaudited)	Table 2

	Three Months Ended March 31, 2005			Three Months Ended December 31, 2004			Three Months Ended March 31, 2004
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$4.8	$—	1.93%	$21.0	$0.1	2.05%	$249.6	$1.2	1.98%
Funds Sold	12.6	0.1	2.37	74.3	0.4	1.92	168.9	0.4	0.99
Investment Securities
Available for Sale	2,491.1	27.4	4.40	2,444.9	26.4	4.32	1,988.5	20.8	4.20
Held to Maturity	574.6	5.8	4.06	615.1	6.1	4.00	719.6	7.0	3.88
Loans Held for Sale	13.2	0.2	5.40	15.9	0.2	5.72	15.4	0.2	5.33
Loans and Leases [1]
Commercial and Industrial	904.3	13.2	5.90	790.7	11.4	5.71	844.5	10.1	4.81
Construction	124.1	1.7	5.44	115.2	1.5	5.10	100.4	1.1	4.31
Commercial Mortgage	605.9	8.5	5.73	624.4	8.6	5.47	634.1	8.6	5.45
Residential Mortgage	2,332.1	32.6	5.59	2,304.9	32.3	5.61	2,317.5	33.3	5.75
Installment	736.8	15.0	8.27	721.1	15.4	8.51	650.9	14.3	8.84
Home Equity	678.8	9.5	5.65	632.6	8.4	5.25	489.2	5.8	4.75
Purchased Home Equity	116.8	1.0	3.54	134.4	1.2	3.71	204.9	2.7	5.18
Lease Financing	501.8	4.8	3.88	511.1	5.1	3.97	500.9	5.4	4.33
Total Loans and Leases	6,000.6	86.3	5.80	5,834.4	83.9	5.73	5,742.4	81.3	5.68
Other	53.9	0.4	3.38	60.7	0.3	1.74	77.5	0.9	4.45
Total Earning Assets [2]	9,150.8	120.2	5.29	9,066.3	117.4	5.17	8,961.9	111.8	5.00
Cash and Non-Interest-Bearing Deposits	315.6			307.5			327.6
Other Assets	379.4			369.2			388.4
Total Assets	$9,845.8			$9,743.0			$9,677.9

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,618.1	1.7	0.42	$1,500.0	1.3	0.33	$1,370.0	0.5	0.15
Savings	2,972.3	4.4	0.60	2,998.5	3.6	0.48	2,871.6	3.3	0.46
Time	1,114.7	5.5	2.02	1,063.7	5.1	1.92	1,188.8	5.4	1.83
Total Interest-Bearing Deposits	5,705.1	11.6	0.82	5,562.2	10.0	0.71	5,430.4	9.2	0.68
Short-Term Borrowings	706.2	4.1	2.35	776.0	3.5	1.82	862.3	2.2	1.01
Long-Term Debt	248.7	3.8	6.14	252.6	3.9	6.16	320.9	4.3	5.44
Total Interest-Bearing Liabilities	6,660.0	19.5	1.19	6,590.8	17.4	1.05	6,613.6	15.7	0.96
Net Interest Income		$100.7			$100.0			$96.1
Interest Rate Spread			4.10%			4.12%			4.04%
Net Interest Margin			4.43%			4.40%			4.30%
Non-Interest-Bearing Demand Deposits	1,982.7			1,954.2			1,889.5
Other Liabilities	422.8			419.4			373.6
Shareholders’ Equity	780.3			778.6			801.2
Total Liabilities and Shareholders’ Equity	$9,845.8			$9,743.0			$9,677.9

1 Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.

2 Interest income includes taxable-equivalent basis adjustment based upon a statutory tax rate of 35%.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis (Unaudited)	Table 3

	Three Months Ended March 31, 2005 Compared to March 31, 2004
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Interest-Bearing Deposits	$(1.2)	$—	$(1.2)
Funds Sold	(0.6)	0.3	(0.3)
Investment Securities
Available for Sale	5.5	1.1	6.6
Held to Maturity	(1.5)	0.3	(1.2)
Loans and Leases
Commercial and Industrial	0.7	2.4	3.1
Construction	0.3	0.3	0.6
Commercial Mortgage	(0.4)	0.3	(0.1)
Residential Mortgage	0.2	(0.9)	(0.7)
Installment	1.7	(1.0)	0.7
Home Equity	2.5	1.2	3.7
Purchased Home Equity	(1.0)	(0.7)	(1.7)
Lease Financing	—	(0.6)	(0.6)
Total Loans and Leases	4.0	1.0	5.0
Other	(0.3)	(0.2)	(0.5)
Total Change in Interest Income	5.9	2.5	8.4
Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.1	1.1	1.2
Savings	0.1	1.0	1.1
Time	(0.4)	0.5	0.1
Total Interest-Bearing Deposits	(0.2)	2.6	2.4
Short-Term Borrowings	(0.5)	2.4	1.9
Long-Term Debt	(1.0)	0.5	(0.5)
Total Change in Interest Expense	(1.7)	5.5	3.8
Change in Net Interest Income	$7.6	$(3.0)	$4.6

1  The changes for each category of interest income and expense are divided between the portion of changes attributable to the variance in volume or rate for that category.

Provision for Loan and Lease Losses

In the first quarter of both 2005 and 2004, the Company recorded no Provision for Loan and Lease Losses (“Provision”).  For information on the reserve for credit losses, refer to “Corporate Risk Profile — Reserve for Credit Losses” section of this report.

Non-Interest Income

Non-interest income increased $3.5 million or 7% for the first quarter of 2005 from the comparable period in 2004.

Trust and asset management income increased $0.8 million or 5% during the first three months of 2005 compared to the same period in 2004.  The increase in fee income was due to an improvement in market conditions, which resulted in an increase in the average market value of assets under management, and an increase in investment advisory fees on money market assets.

Mortgage banking income increased $0.6 million or 31% for the three months ended March 31, 2005 compared to the same period in 2004.  The increase was due to an increase in mortgage loan production of 8% in the first quarter of 2005 compared to the same prior year period and a reduction in amortization of mortgage servicing rights, as prepayments continued to decline in 2005.

Fees, exchange and other service charges increased $0.6 million or 5% for the three months ended March 31, 2005 compared to the same prior year period.  This increase was primarily due to higher merchant card transaction income, resulting from increased sales volume, and higher loan fees, partially offset by a decrease in foreign exchange income.

Insurance income increased $1.1 million or 24% for the three months ended March 31, 2005 compared to the same prior year period primarily from increased sales volume of annuity and life insurance products.

Non-Interest Expense

Non-interest expense decreased $2.2 million or 3% for the three months ended March 31, 2005 compared to the same prior year period.

Salaries and benefits expense decreased $1.2 million or 3% for the three months ended March 31, 2005 compared to the same prior year period.  The decline in expense was primarily a result of decreases in base salaries and stock-based compensation.  Base salaries decreased $0.7 million or 3% from the same period in 2004 as a result of a 4% decline in the number of employees.  Partially offsetting these decreases was an increase in commission expense as a result of higher mortgage loan originations and annuity sales.

Salaries and Benefits (Unaudited)	Table 4

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Salaries	$26,053	$27,204
Incentive Compensation	3,968	3,816
Stock-Based Compensation	1,715	2,896
Commission Expense	2,252	1,627
Retirement and Other Benefits	4,768	4,357
Payroll Taxes	3,453	3,430
Medical, Dental, and Life Insurance	2,231	2,104
Separation Expense	329	567
Total Salaries and Benefits	$44,769	$46,001

Other non-interest expense decreased $0.6 million or 3% for the three months ended March 31, 2005 compared to the same period in 2004.  This decrease was primarily due to the positive impact of a $1.1 million gain realized on the sale of a foreclosed commercial real estate property and reduced professional fees.  A goodwill impairment charge of $1.3 million was recorded in the first quarter of 2005 related to the Company’s insurance business.  The charge related to a reduction in staff in that business unit which led to lower projected revenues.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2005 was 36.87% compared to 35.65% for the comparable period of 2004.  The increase was largely due to the goodwill impairment charge, which was not tax deductible.

BALANCE SHEET ANALYSIS

Short-Term Earning Assets

Short-term earning assets, consisting of interest-bearing deposits and funds sold, totaled $75.9 million at March 31, 2005, an increase of $50.3 million from December 31, 2004 and a decrease of $659.0 million from March 31, 2004.  The decline from March 31, 2004 was mainly due to a reduction in excess liquidity.

Investment Securities

Investment securities remained stable at $3.1 billion as of March 31, 2005 and December 31, 2004 and increased by $340.7 million from March 31, 2004.  At March 31, 2005 and December 31, 2004 investment securities with a book value of $1.5 billion were pledged to secure deposits of government entities and repurchase agreements.

Table 5 presents the details of the investment securities portfolio at March 31, 2005 and December 31, 2004.

Investment Securities (Unaudited)	Table 5

	Amortized	Fair
(dollars in thousands)	Cost	Value
March 31, 2005
Securities-Available for Sale:
Debt Securities Issued by the U.S. Treasury and Agencies	$35,943	$36,148
Debt Securities Issued by States and Municipalities	7,813	7,833
Mortgage-Backed Securities	2,126,470	2,109,187
Other Debt Securities	349,099	342,279
Total	$2,519,325	$2,495,447
Securities-Held to Maturity:
Debt Securities Issued by States and Municipalities	$90	$94
Mortgage-Backed Securities	558,744	547,670
Total	$558,834	$547,764
December 31, 2004
Securities-Available for Sale:
Debt Securities Issued by the U.S. Treasury and Agencies	$38,551	$38,942
Debt Securities Issued by States and Municipalities	7,958	8,081
Mortgage-Backed Securities	2,090,510	2,098,994
Other Debt Securities	338,495	337,702
Total	$2,475,514	$2,483,719
Securities-Held to Maturity:
Debt Securities Issued by States and Municipalities	$90	$96
Mortgage-Backed Securities	589,818	585,740
Total	$589,908	$585,836

Table 6 presents temporarily impaired investment securities as of March 31, 2005 and December 31, 2004.

Temporarily Impaired Investment Securities (Unaudited)	Table 6

	Temporarily Impaired Less Than 12 Months		Temporarily Impaired 12 Months or Longer		Total
(dollars thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2005
Debt Securities Issued by the U.S. Treasury and Agencies	$10,980	$(92)	$—	$—	$10,980	$(92)
Debt Securities Issued by State and Municipalities	3,613	(53)	—	—	3,613	(53)
Mortgage-Backed Securities	1,496,917	(15,955)	670,601	(21,139)	2,167,518	(37,094)
Foreign Bonds	318,686	(7,085)	—	—	318,686	(7,085)

Total Temporarily Impaired Investment Securities

March 31, 2005	$1,830,196	$(23,185)	$670,601	$(21,139)	$2,500,797	$(44,324)

December 31, 2004	$1,184,863	$(10,374)	$284,389	$(4,774)	$1,469,252	$(15,148)

The gross unrealized losses on temporarily impaired investment securities at March 31, 2005 represents 1% of the total amortized cost of total investment securities.  These unrealized losses were primarily attributable to an increase in interest rates during the first quarter of 2005.  The Company has both the intent and ability to hold the securities for the time necessary to recover the amortized cost.

Loans Held for Sale

Loans held for sale, consisting of residential mortgage loans, totaled $20.9 million at March 31, 2005, $17.6 million at December 31, 2004 and $67.3 million at March 31, 2004.  The change in 2005 as compared to both periods in 2004 was a result of the impact of mortgage loan sales activity and production volume.

Loans and Leases

As of March 31, 2005, loans and leases outstanding were $6.0 billion, a modest increase of $28.9 million compared to December 31, 2004 and an increase of $300.8 million from March 31, 2004.  Total commercial loans decreased slightly from December 31, 2004 as a result of payoffs exceeding originations due to the continued strong economy and liquidity in the Hawaii marketplace, which may continue into the second quarter of 2005.  Growth has continued in the consumer loan portfolios as a result of loan promotions.  Table 7 presents the composition of the loan portfolio by major categories and Table 8 presents the composition of consumer loans by geographic area.

Loan Portfolio Balances (Unaudited)			Table 7

(dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Commercial
Commercial and Industrial	$918,878	$909,264	$822,655
Commercial Mortgage	609,689	602,678	650,565
Construction	107,403	122,355	91,002
Lease Financing	468,349	479,100	474,288
Total Commercial	2,104,319	2,113,397	2,038,510
Consumer
Residential Mortgage	2,342,062	2,326,385	2,273,333
Home Equity	694,261	657,164	510,378
Purchased Home Equity	109,632	122,728	191,066
Other Consumer	734,836	734,721	666,893
Lease Financing	30,680	32,535	34,816
Total Consumer	3,911,471	3,873,533	3,676,486
Total Loans and Leases	$6,015,790	$5,986,930	$5,714,996

Consumer Loans by Geographic Area (Unaudited)			Table 8

(dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Hawaii
Residential Mortgage	$2,091,181	$2,076,964	$2,042,032
Home Equity	682,351	646,980	502,261
Other Consumer	558,712	559,135	517,418
Lease Financing	30,680	32,535	34,816
Guam
Residential Mortgage	215,600	210,563	207,174
Home Equity	8,431	7,631	8,117
Other Consumer	100,599	98,309	75,675
U.S. Mainland
Purchased Home Equity	109,632	122,728	191,066
Other Pacific Islands
Residential Mortgage	5,715	5,675	5,448
Home Equity	3,479	2,553	—
Other Consumer	75,525	77,277	73,800
Foreign
Residential Mortgage	29,566	33,183	18,679
Total Consumer Loans	$3,911,471	$3,873,533	$3,676,486

Mortgage Servicing Rights

As of March 31, 2005, the Company’s portfolio of residential loans serviced for third parties totaled $2.6 billion.  In the first quarter of 2005, overall prepayment speeds continued to slow as interest rates increased, which resulted in a higher market value of the mortgage servicing rights.  Recent prepayment speeds for Hawaii mortgages continued to either approximate or were slightly higher than national averages.

Table 9 presents the changes in the carrying value of mortgage servicing rights, net of valuation allowance.

Mortgage Servicing Rights (Unaudited)		Table 9

(dollars in thousands)	Three Months Ended March 31, 2005	Year Ended December 31, 2004
Balance at Beginning of Period	$18,769	$22,178
Originated Mortgage Servicing Rights	1,135	3,895
Purchased Servicing Rights	8	235
Valuation Allowance	—	(13)
Amortization	(1,402)	(7,526)
Balance at End of Period	$18,510	$18,769
Fair Value at End of Period	$23,197	$22,154

Other Assets and Other Liabilities

Table 10 presents the major components of other assets and other liabilities.

Other Assets and Other Liabilities (Unaudited)			Table 10

(dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Other Assets:
Bank-Owned Life Insurance	$145,837	$144,370	$139,977
Federal Home Loan Bank and Federal Reserve Bank Stock	54,021	53,847	78,120
Low Income Housing Investments	33,387	34,597	41,429
Accounts Receivable	20,724	25,568	23,979
Other	50,602	46,734	59,486
Total Other Assets	$304,571	$305,116	$342,991
Other Liabilities:
Incentive Plans Payable	$4,904	$12,090	$4,885
Insurance Premiums Payable	6,226	7,940	6,802
Reserve for Unfunded Commitments [1]	4,900	6,800	—
Self Insurance Reserve	6,634	6,366	6,722
Stock Repurchases Payable	2,699	—	8,737
Other	64,891	63,177	67,945
Total Other Liabilities	$90,254	$96,373	$95,091

1     Prior to December 31, 2004, reserve for unfunded commitments was a component of the allowance for loan and lease losses.  At March 31, 2004, the reserve for unfunded commitments was $6.2 million.

Deposits

As of March 31, 2005, deposits totaled $7.8 billion, an increase of $196.0 million and $396.7 million from December 31, 2004 and March 31, 2004, respectively.  Deposit growth continued primarily in interest-bearing demand and savings deposits.

Average time deposits of $100,000 or more is presented in Table 11.

Average Time Deposits of $100,000 or More (Unaudited)			Table 11

	Three Months Ended
(dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Average Time Deposits	$588,921	$543,382	$607,497

Short-Term Borrowings and Long-Term Debt

Short-term borrowings, including securities sold under agreements to repurchase, funds purchased and other short-term borrowings, totaled $748.7 million at March 31, 2005, an increase of $15.1 million from December 31, 2004 and a decrease of $400.2 million from March 31, 2004.  The decrease in short-term borrowings from March 31, 2004 was due to maturities of placements received from government entities in the form of securities sold under agreements to repurchase.  Long-term debt totaled $242.7 million at March 31, 2005, a decrease of $10.0 million and $77.2 million from December 31, 2004 and March 31, 2004, respectively.  The decrease from December 31, 2004 was due to a $10.0 million Federal Home Loan Bank advance that matured in the first quarter of 2005.  The decrease from March 31, 2004 was due to the maturity of privately-placed notes in the second and third quarter of 2004.  For additional information, refer to the “Corporate Risk Profile – Liquidity Management” section of this report.

Shareholders’ Equity

The Company’s capital position remains strong.  The net reduction in capital from December 31, 2004 to March 31, 2005 is attributable to the Company’s continuing common stock repurchase program and to dividends paid, partially offset by net earnings for the first quarter of 2005.  A further discussion of the Company’s capital is included in the “Corporate Risk Profile – Capital Management” section of this report.

Guarantees

The Company’s standby letters of credit totaled $107.6 million at March 31, 2005, an increase of $5.3 million from December 31, 2004 and a decrease of $2.6 million from March 31, 2004.

BUSINESS SEGMENTS

The Company’s business segments are defined as Retail Banking, Commercial Banking, Investment Services Group and Treasury and Other Corporate.  The Company’s internal management accounting process measures the performance of the business segments based on the management structure of the Company.  This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of overhead, the Provision and capital.  This process is dynamic and requires certain allocations based on judgment and subjective factors.  Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to U.S. generally accepted accounting principles. Results for prior periods have been reclassified to conform to current period classifications.

The business segments are primarily managed with a focus on performance measures, including net income after capital charge (“NIACC”) and risk adjusted return on capital (“RAROC”).  NIACC is net income less a charge for the cost of allocated capital.  The cost of allocated capital is determined by multiplying management’s estimate of a shareholder’s minimum required rate of return on capital invested (currently 11%) by the segment’s allocated equity.  The Company assumes a cost of capital that is equal to a risk-free rate plus a risk premium.  RAROC is the ratio of net income to risk-adjusted equity.  Equity is allocated to each business segment based on an assessment of its inherent risk.  The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company’s overall asset and liability management activities on a proportionate basis.  The basis for the allocation of net interest income is a function of management decisions and assumptions that are subject to change based on changes in current interest rate and market conditions.  The Provision charged to the Treasury and Other Corporate segment represents changes in the level of the reserve for credit losses.  The Provision recorded in the Retail Banking, Commercial Banking and Investment Services Group segments represents actual net charge-offs of these segments.

The financial results for each of the business segments for the three months ended March 31, 2005 and 2004 are discussed below and are presented in Table 12.

Retail Banking

The Company’s Retail Banking segment offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases and installment loans.  Deposit products include checking, savings and time deposit accounts.  The Retail Banking segment also provides merchant services to its small business customers.  Products and services from the Retail Banking segment are delivered to customers through 74 Hawaii branch locations, 500 ATMs, e-Bankoh (on-line banking service) and a 24-hour telephone banking service.  Also included in the segment is Bankoh Investment Services, Inc., a full service brokerage offering equities, mutual funds, life insurance and annuity products.

The improvement in the segment’s key financial measures for the three months ended March 31, 2005 as compared to the same period in 2004 was driven primarily by an increase in non-interest income which was largely due to policy initiatives, growth in the number of transactional deposit accounts, higher mortgage banking income and greater insurance and annuity sales volume.  Also contributing to the positive trend was an increase in net interest income from deposit and loan portfolio growth.  Non-interest expense remained relatively unchanged for the three month ended March 31, 2005 as compared to the same period in 2004.

Commercial Banking

The Commercial Banking segment offers products including corporate banking and commercial real estate loans, lease financing, auto dealer financing, deposit and cash management products and property and casualty insurance products.  Lending, deposit and cash management services are offered to middle-market and large companies in Hawaii.  Commercial real estate mortgages are focused on customers that include investors, developers and builders primarily domiciled in Hawaii.  The Commercial Banking unit also includes the Company’s operations at its 12 branches in the Pacific Islands.

The improvement in the segment’s financial measures for the three months ended March 31, 2005 compared to the same period in 2004 was primarily a result of an increase in non-interest income, a decrease in non-interest expense and a decrease in the capital charge. The increase in non-interest income was primarily due to a gain on the sale of leased assets.  The decrease in non-interest expense was a result of reduced staffing levels and a gain on the sale of a foreclosed real estate property.  The goodwill impairment charge partially offsets these reductions.  The decrease in the capital charge was primarily the result of improvements in credit quality.

Investment Services Group

The Investment Services Group includes private banking, trust services, asset management and institutional investment advice.  A significant portion of this segment’s income is derived from fees, which are generally based on the market values of assets under management.  The private banking and personal trust group assist individuals and families in building and preserving their wealth by providing investment, credit and trust expertise to high-net-worth individuals.  The asset management group manages portfolios and creates investment products.  Institutional sales and service offers investment advice to corporations, government entities and foundations.

The segment’s key financial measures were relatively flat for the three months ended March 31, 2005 compared to the same period in 2004.  Net interest income increased primarily due to higher loan and deposit balances.  The increase in trust and asset management fee income resulted from the improvement in market conditions. The increase in non-interest income was partially offset by a gain on the sale of the corporate trust business recognized in the same prior year period.  Non-interest expense increased slightly for the three months ended March 31, 2005 as compared to the same period in 2004 as a result of higher allocated expenses.

Treasury and Other Corporate

The primary income earning component of this segment is Treasury, which consists of corporate asset and liability management activities, including interest rate risk management and foreign exchange business.  This segment’s assets and liabilities (and related net interest income) consist of interest-bearing deposits, investment securities, funds sold and purchased, government deposits and short- and long-term borrowings.  The primary source of foreign exchange income relates to customer driven currency requests from merchants and island visitors.  The net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with eliminations of inter-company transactions.

This segment also includes divisions (Technology and Operations, Human Resources, Finance, Credit and Risk Management and Corporate and Regulatory Administration) that provide a wide-range of support to the other business segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

The improvement in the segment’s NIACC for the three months ended March 31, 2005, compared to the same period in 2004, was primarily due to an increase in net interest income and a decrease in non-interest expense.  The increase in net interest income was due to higher average balances in the investment securities portfolio.  Non-interest expense was reduced due to lower stock-based compensation.

Business Segment Selected Financial Information (Unaudited)					Table 12

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services Group	Treasury and Other Corporate	Consolidated Total
Three Months Ended March 31, 2005
Net Interest Income	$52,351	$34,562	$2,888	$10,857	$100,658
Provision for Loan and Lease Losses	3,485	416	—	(3,901)	—
Net Interest Income After Provision for Loan and Lease Losses	48,866	34,146	2,888	14,758	100,658
Non-Interest Income	24,242	11,531	14,626	1,916	52,315
	73,108	45,677	17,514	16,674	152,973
Non-Interest Expense	(43,049)	(22,560)	(13,219)	(2,035)	(80,863)
Income Before Income Taxes	30,059	23,117	4,295	14,639	72,110
Provision for Income Taxes	(11,122)	(8,598)	(1,590)	(5,278)	(26,588)
Allocated Net Income	18,937	14,519	2,705	9,361	45,522
Allowance Funding Value	(162)	(602)	(6)	770	—
GAAP Provision	3,485	416	—	(3,901)	—
Economic Provision	(3,505)	(2,458)	(90)	(2)	(6,055)
Tax Effect of Adjustments	67	978	36	1,159	2,240
Income Before Capital Charge	18,822	12,853	2,645	7,387	41,707
Capital Charge	(5,456)	(4,636)	(1,341)	(10,027)	(21,460)
Net Income (Loss) After Capital Charge (NIACC)	$13,366	$8,217	$1,304	$(2,640)	$20,247

RAROC (ROE for the Company)	38%	31%	22%	20%	24%

Total Assets at March 31, 2005	$3,796,459	$2,390,204	$137,698	$3,583,669	$9,908,030

Three Months Ended March 31, 2004
Net Interest Income	$50,157	$34,019	$2,812	$9,043	$96,031
Provision for Loan and Lease Losses	2,747	(253)	49	(2,543)	—
Net Interest Income After Provision for Loan and Lease Losses	47,410	34,272	2,763	11,586	96,031
Non-Interest Income	21,016	10,432	14,442	2,952	48,842
	68,426	44,704	17,205	14,538	144,873
Non-Interest Expense	(43,217)	(23,144)	(13,030)	(3,631)	(83,022)
Income Before Income Taxes	25,209	21,560	4,175	10,907	61,851
Provision for Income Taxes	(9,327)	(7,958)	(1,545)	(3,222)	(22,052)
Allocated Net Income	15,882	13,602	2,630	7,685	39,799
Allowance Funding Value	(128)	(737)	(8)	873	—
GAAP Provision	2,747	(253)	49	(2,543)	—
Economic Provision	(3,396)	(2,777)	(94)	(4)	(6,271)
Tax Effect of Adjustments	287	1,394	20	620	2,321
Income Before Capital Charge	15,392	11,229	2,597	6,631	35,849
Capital Charge	(5,771)	(5,266)	(1,283)	(9,720)	(22,040)
Net Income (Loss) After Capital Charge (NIACC)	$9,621	$5,963	$1,314	$(3,089)	$13,809

RAROC (ROE for the Company)	29%	24%	22%	25%	20%

Total Assets at March 31, 2004	$3,694,709	$2,295,748	$116,791	$3,906,194	$10,013,442

CORPORATE RISK PROFILE

Credit Risk

Credit Risk is defined as the risk that borrowers or counterparties will not be able to repay their obligations to the Company.  Credit exposures reflect legally binding commitments for loans, leases, banker’s acceptances, financial and performance standby letters of credit and overnight overdrafts.

The Company’s credit risk position remained generally stable during the first quarter of 2005.  With respect to asset quality, the Company continued to observe lower levels of internally criticized loans, non-performing assets and loans charged-off.  The ratio of non-accrual loans to total loans at March 31, 2005 was 0.21%, slightly reduced, from 0.23% at December 31, 2004.  Net loan charge-offs (annualized) for the first three months of 2005 as a percent of average loans outstanding was 0.25%, a decline from 0.31% for the three months ended December 31, 2004 and an increase from same prior year period, due to larger commercial recoveries in the first quarter of 2004.

The risk profile of the Hawaii and Guam-based loan portfolios continued to improve, primarily due to the expanding local economies led by the construction and real estate industries and record levels of tourism.

Compared with the rest of the Company’s portfolio, domestic legacy airline carriers have a higher risk profile with continued negative trends.  Outstandings related to the aircraft operations of domestic legacy carriers as of March 31, 2005 were $19.2 million and are included in the United States National Passenger Carriers total, as shown in Table 13 below.  Recent record-high oil prices have had a pronounced impact on these already struggling airline carriers.  In the evaluation of the reserve for credit losses, the Company considered the current financial strain on airlines, which offset the impact of the improvement in other components of the loan portfolio.

Air Transportation Credit Exposure (Unaudited)					Table 13

	March 31, 2005 [1]			Dec. 31, 2004 [1]	Mar. 31, 2004
(dollars in thousands)	Outstanding	Unused Commitments	Total Exposure	Total Exposure	Total Exposure
Air Transportation
United States Regional Passenger Carriers	$42,617	$10,131	$52,748	$54,981	$58,176
United States National Passenger Carriers	37,605	—	37,605	37,377	37,413
Passenger Carriers Based Outside United States	24,888	—	24,888	25,910	30,475
Cargo Carriers	13,475	—	13,475	13,771	14,122
Total Air Transportation	$118,585	$10,131	$128,716	$132,039	$140,186

Exposure includes loans, leverage leases and operating leases.

1  Certain amounts converted from April 25, 2005 earnings release.

Non-Performing Assets

Non-performing assets (“NPAs”) consist of non-accrual loans, foreclosed real estate and other investments.  NPAs decreased by $0.5 million from December 31, 2004 to $13.4 million as of March 31, 2005.

Impaired loans totaled $2.9 million at March 31, 2005, a decrease of $1.0 million from $3.8 million at December 31, 2004.  These loans had a related Allowance of less than $0.1 million at March 31, 2005 and December 31, 2004.

Loans Past Due 90 Days or More and Still Accruing Interest

Accruing loans past due 90 days or more were $4.4 million at March 31, 2005, an increase of $2.3 million from December 31, 2004.  The increase was due to a commercial mortgage in Guam that was past its maturity, but current in payments.  Full repayment of the obligation is expected.

Refer to Table 14 for further information on non-performing assets and accruing loans past due 90 days or more.

Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More (Unaudited)					Table 14

(dollars in thousands)	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Non-Performing Assets
Non-Accrual Loans
Commercial
Commercial and Industrial	$470	$683	$775	$680	$6,009
Commercial Mortgage	1,922	2,106	5,552	5,649	7,388
Lease Financing	2,418	2,973	1,913	1,948	1,962
Total Commercial	4,810	5,762	8,240	8,277	15,359
Consumer
Residential Mortgage	7,503	7,688	7,278	7,688	7,685
Home Equity	185	218	251	306	406
Total Consumer	7,688	7,906	7,529	7,994	8,091
Total Non-Accrual Loans	12,498	13,668	15,769	16,271	23,450
Foreclosed Real Estate	183	191	208	4,889	4,416
Other Investments	684	—	—	—	—
Total Non-Performing Assets	$13,365	$13,859	$15,977	$21,160	$27,866

Accruing Loans Past Due 90 Days or More
Commercial
Commercial and Industrial	$29	$52	$65	$19	$707
Commercial Mortgage	2,243	—	688	693	702
Total Commercial	2,272	52	753	712	1,409
Consumer
Residential Mortgage	604	387	2,588	698	595
Purchased Home Equity	70	183	97	32	107
Other Consumer	1,417	1,433	1,533	1,142	1,180
Lease Financing	—	30	32	57	—
Total Consumer	2,091	2,033	4,250	1,929	1,882
Total Accruing Loans Past Due 90 Days or More	$4,363	$2,085	$5,003	$2,641	$3,291

Total Loans and Leases	$6,015,790	$5,986,930	$5,815,575	$5,787,314	$5,714,996

Ratio of Non-Accrual Loans to Total Loans	0.21%	0.23%	0.27%	0.28%	0.41%

Ratio of Non-Performing Assets to Total Loans, Foreclosed Real Estate and Other Investments	0.22%	0.23%	0.27%	0.37%	0.49%

Ratio of Non-Performing Assets and Accruing Loans Past Due 90 Days or More to Total Loans	0.29%	0.27%	0.36%	0.41%	0.55%

Quarter to Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$13,859	$15,977	$21,160	$27,866	$31,724
Additions	2,796	5,164	2,094	3,909	3,293
Reductions
Payments	(2,202)	(6,435)	(1,386)	(4,232)	(4,555)
Return to Accrual	(698)	(456)	(1,122)	(2,700)	(1,444)
Sales of Foreclosed Assets	(129)	(206)	(682)	(147)	(310)
Charge-offs/Write-downs	(261)	(185)	(88)	(3,536)	(842)
Transfer to Premises	—	—	(3,999)	—	—
Total Reductions	(3,290)	(7,282)	(7,277)	(10,615)	(7,151)
Balance at End of Quarter	$13,365	$13,859	$15,977	$21,160	$27,866

Reserve for Credit Losses

There are two components to the Company’s reserve for credit losses which are the Allowance for Loan and Lease Losses (“Allowance”) and a Reserve for Unfunded Commitments (“Unfunded Reserve”).  The Unfunded Reserve was reclassified on a prospective basis at December 31, 2004 from the Allowance to other liabilities in the Company’s Consolidated Statements of Condition.

The Company maintains the Allowance at a level adequate to cover management’s estimate of probable credit losses inherent in its lending portfolios.  The Unfunded Reserve is maintained at an adequate level to cover management’s estimate of probable credit losses inherent in unfunded commitments to extend credit.  The adequacy of the Allowance and the Unfunded Reserve is based on a comprehensive quarterly analysis of historical loss experience, supplemented by judgmental expectations of portfolio performance and economic conditions as of a given balance sheet date.

The Allowance declined by $1.8 million at March 31, 2005 from December 31, 2004 primarily due to net loan charge-offs of $3.7 million.  The ratio of the Allowance to total loans and leases outstanding was 1.75% at March 31, 2005, a decrease of 3 basis points from December 31, 2004 primarily due to the increase in average loans outstanding.

The Unfunded Reserve declined by $1.9 million from December 31, 2004 primarily due to the cancellation of a letter of credit to an air transportation company.

The Allowance and the Unfunded Reserve are both increased and decreased through the Provision.  After considering net charge-offs, the changes in the Allowance and the Unfunded Reserve resulted in no Provision being recorded for the three months ended March 31, 2005.

A summary of the reserve for credit losses is presented in Table 15.

Consolidated Reserve for Credit Losses (Unaudited)			Table 15

	Three Months Ended
(dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Balance at Beginning of Period	$113,596	$124,651	$129,080
Loans Charged-Off
Commercial
Commercial and Industrial	574	465	387
Commercial Mortgage	—	—	574
Lease Financing	—	774	228
Consumer
Residential Mortgage	315	128	145
Purchased Home Equity	292	343	90
Other Consumer	4,582	4,903	4,655
Lease Financing	34	47	36
Total Loans Charged-Off	5,797	6,660	6,115
Recoveries on Loans Previously Charged-Off
Commercial
Commercial and Industrial	541	542	980
Commercial Mortgage	62	119	689
Construction	—	—	435
Lease Financing	32	1	15
Consumer
Residential Mortgage	106	109	294
Home Equity	25	5	39
Purchased Home Equity	35	16	—
Other Consumer	1,287	1,267	1,663
Lease Financing	19	23	55
Foreign	—	23	50
Total Recoveries on Loans Previously Charged-Off	2,107	2,105	4,220
Net Loan Charge-Offs	(3,690)	(4,555)	(1,895)
Provision for Loan and Lease Losses	—	(6,500)	—
Balance at End of Period [1]	$109,906	$113,596	$127,185

Components
Allowance for Loan and Lease Losses	$105,006	$106,796	127,185
Reserve for Unfunded Commitments [2]	4,900	6,800	—
Total Reserve for Credit Losses	$109,906	$113,596	$127,185

Average Loans Outstanding [2]	$6,000,572	$5,834,379	$5,742,368

Ratio of Net Loan Charge-Offs to Average Loans Outstanding (annualized)	0.25%	0.31%	0.13%

Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding [2]	1.75%	1.78%	2.23%

1               Included in this analysis is the activity related to the Company’s Unfunded Reserve, which is separately recorded in other liabilities in the Consolidated Statements of Condition.

2               The reclassification of the Unfunded Reserve to other liabilities occurred in the fourth quarter of 2004 on a prospective basis.  Thus, March 31, 2004 Allowance and Unfunded Reserve were reported together.  At March 31, 2004, the Unfunded Reserve was $6.2 million.

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

Interest Rate Risk

The Company’s balance sheet is sensitive to changes in the general level of interest rates.  This interest rate risk arises primarily from the Company’s normal business activities of making loans and taking deposits.  Many other factors also affect the Company’s exposure to changes in interest rates, such as general economic and financial conditions and historical pricing relationships.

Table 16 presents, as of March 31, 2005, December 31, 2004 and March 31, 2004, the estimate of the change in net interest income (“NII”) that would result from a gradual 200 basis point decrease or increase in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for NII.  The 200 basis point increase would equate to an average increase of $1.9 million in NII per quarter.  The Company’s balance sheet continues to be asset-sensitive.

Market Risk Exposure to Interest Rate Changes (Unaudited)	Table 16

	March 31, 2005		December 31, 2004		March 31, 2004
	Interest Rate Change (in basis points)		Interest Rate Change (in basis points)		Interest Rate Change (in basis points)
(dollars in thousands)	-200	+200	-200	+200	-200	+200
Estimated Exposure as a Percent of Net Interest Income	(5.3)%	1.9%	(6.5)%	2.0%	(5.2)%	4.3%
Estimated Exposure to Net Interest Income Per Quarter	$(5,409)	$1,939	$(6,347)	$1,953	$(5,021)	$4,152

In managing interest rate risk, the Company uses several approaches to manage its risk position.  Approaches that are used in an effort to shift balance sheet mix or alter the interest rate characteristics of assets and liabilities include changing product pricing strategies, modifying investment portfolio characteristics, or using financial derivative instruments.  The use of financial derivatives has been limited over the past several years.

Liquidity Management

Liquidity is managed in an effort to ensure that the Company has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner.

The Bank is a member of the Federal Home Loan Bank of Seattle (“FHLB”), which provides an additional source of short- and long-term funding.  Outstanding borrowings from the FHLB were $77.5 million at March 31, 2005, compared to $87.5 million at December 31, 2004 and $64.5 million at March 31, 2004.  The decrease from December 31, 2004 was from a $10.0 million advance that matured in the first quarter of 2005.

Additionally, the Bank maintains a $1.0 billion senior and subordinated bank note program.  Under this facility, the Bank may issue additional notes provided that the aggregate amount outstanding does not exceed $1.0 billion.  Subordinated notes outstanding under this bank note program totaled $124.8 million at March 31, 2005 and December 31, 2004 and $124.7 million at March 31, 2004.

Capital Management

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies.  The Company’s objective is to hold sufficient capital on a regulatory basis to exceed the minimum guidelines of a “well capitalized” financial institution, while over the long term optimize shareholder value, support asset growth, reflect risks inherent in its markets, provide protection against unforeseen losses and comply with regulatory requirements.

At March 31, 2005, shareholders’ equity totaled $716.7 million, a 12% net decrease from December 31, 2004.  The decrease in shareholders’ equity during the first three months of 2005 was primarily attributable to the Company’s repurchase of its common stock under the repurchase program and to dividends paid, partially offset by earnings.

During the three months ended March 31, 2005, 2.4 million shares of common stock were repurchased under the repurchase program at an average cost of $47.52 per share, totaling $112.6 million.  From the beginning of the share repurchase program in July 2001 through March 31, 2005, the Company repurchased a total of 37.3 million shares and returned a total of $1.2 billion to its shareholders at an average cost of $32.17 per share.  In April 2005, the Company’s Board of Directors increased the authorization under the share repurchase program by an additional $100.0 million.  This new authorization, combined with the previously announced authorizations of $1.25 billion, brings the total repurchase authority to $1.35 billion.  From April 1, 2005 through April 22, 2005, the Company repurchased an additional 502,100 shares of common stock at an average cost of $45.16 per share for a total of $22.7 million, resulting in remaining buyback authority under the repurchase program of $127.2 million.

In April 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per share on the Company’s outstanding shares.  The dividend will be payable on June 14, 2005 to shareholders of record at the close of business on May 31, 2005.

Table 17 presents the regulatory capital and ratios as of March 31, 2005, December 31, 2004 and March 31, 2004.

	Regulatory Capital and Ratios (Unaudited)			Table 17

	(dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
	Regulatory Capital
	Shareholders’ Equity	$716,656	$814,834	$785,768
Add:	8.25% Capital Securities of Bancorp Hawaii Capital Trust I	31,425	31,425	31,425
Less:	Goodwill	34,959	36,216	36,216
	Unrealized Valuation and Other Adjustments	(15,300)	5,251	20,771
	Tier 1 Capital	728,422	804,792	760,206
	Allowable Reserve for Loan and Lease Losses	84,678	83,292	79,941
	Qualifying Subordinated Debt	74,863	99,808	99,777
	Unrealized Gains on Available for Sale Equity Securities	32	31	79
	Total Regulatory Capital	887,995	$987,923	$940,003

	Risk Weighted Assets	6,749,018	$6,633,082	$6,348,075

	Key Regulatory Capital Ratios
	Average Equity/Average Assets Ratio	7.92%	7.81%	8.28%
	Tier 1 Capital Ratio	10.79%	12.13%	11.98%
	Total Capital Ratio	13.16%	14.89%	14.81%
	Leverage Ratio	7.42%	8.29%	7.88%

Financial Outlook

The Company revised its earnings estimate and now believes that net income for the full year of 2005 should be approximately $176.0 million to $179.0 million.  Net income estimates for 2005 include a $10.0 million Provision.  An analysis of credit quality is performed quarterly to determine the adequacy of the Allowance.  The results of this analysis determine the timing and amount of the Provision.  Earnings per share and return on equity projections continue to be dependent upon, among other things, the terms and timing of share repurchases.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk.

Item 4.           Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2005.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

None.

Part II. - Other Information

Items 1, 3, and 4 omitted pursuant to instructions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 1 - 31, 2005	850,955	$48.50	825,000	$122,516,276
February 1 - 28, 2005	1,047,395	47.36	1,047,300	72,917,552
March 1 - 31, 2005	513,402	46.18	497,900	49,911,855
Total	2,411,752	$47.51	2,370,200

1               The months of January, February and March included 25,955, 95 and 15,502 mature shares, respectively, purchased from employees in connection with stock option exercises and the vesting of restricted stock. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Company’s common stock on the dates of purchase.

2               The Company repurchased shares during the first quarter of 2005 pursuant to its ongoing share repurchase program that was first announced in July 2001. The Company announced an additional authorization for share repurchases of $100.0 million on January 24, 2005. In April 2005, the Company’s Board of Directors increased the authorization under the share repurchase program by an additional $100.0 million. As of April 22, 2005, $127.2 million remained of the total $1.35 billion total repurchase amount authorized by the Company’s Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Item 5.  Other Information

The following information amends the disclosure that the Company provided in Part I Item 1 under the caption “Supervision and Regulation” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Subject to certain limits, under the Riegle-Neal Interstate Banking and Branching Efficiency Act (the “Riegle-Neal Act”), an adequately capitalized and adequately managed bank holding company (“BHC”) may acquire control of banks in any state.  An interstate acquisition may not be approved if immediately following the acquisition the BHC would control 30% or more of the total Federal Deposit Insurance Corporation (“FDIC”)-insured deposits in that state (or such lesser or greater amount set by the state), unless the acquisition is the BHC’s initial entry into the state.  An adequately capitalized and adequately managed bank may apply for permission to merge with an out-of-state bank and convert all branches of both parties into branches of a single bank.  An interstate bank merger may not be approved, if immediately following the acquisition, the acquirer would control 30% or more of the total FDIC-insured deposits in that state (or such lesser or greater amount set by the state), unless the acquisition is the acquirer’s initial entry into the state.  Banks are also permitted to open newly established branches in any state in which it does not already have banking branches if such state enacts a law permitting such de novo branching.

In addition to local competition, the Company is subject to the entry of out-of-state financial institutions into the Hawaii market.  In 2001, Hawaii enacted a statute that authorizes interstate branching under the Riegle-Neal Act.  Out-of-state banks may engage in mergers with Hawaii banks or acquisitions of substantially all of their assets, following which any such out-of-state bank may operate the branches of the Hawaii bank it has acquired.  The Hawaii Commissioner of Financial Institutions is authorized to waive the federal limit on concentration of FDIC-insured deposits.  This statute also permits out-of-state banks to acquire branches of Hawaii banks, and to open branches in Hawaii on a de novo basis.

Item 6.  Exhibits

Exhibit Index

Exhibit Number

12	Statement Regarding Computation of Ratios

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32	Section 1350 Certification, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2005		Bank of Hawaii Corporation and Subsidiaries

	By:	/s/ Allan R. Landon
Allan R. Landon
Chairman of the Board,
Chief Executive Officer and President

	By:	/s/ Richard C. Keene
Richard C. Keene
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

12                                    Statement Regarding Computation of Ratios

31.1                           Rule 13a-14(a) Certifications

31.2                           Rule 13a-14(a) Certifications

32                                    Section 1350 Certification, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002