Form 10-Q
period 2005-06-30
BANK OF HAWAII CORP
filed 2005-07-27
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(IRS Employer Identification No.)

130 Merchant Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $.01 Par Value; outstanding at July 22, 2005 – 51,846,908 shares

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands except per share amounts)	2005	2004	2005	2004
Interest Income
Interest and Fees on Loans and Leases	$90,119	$80,346	$176,586	$161,774
Income on Investment Securities - Available for Sale	27,987	21,745	55,306	42,591
Income on Investment Securities - Held to Maturity	5,527	6,711	11,352	13,687
Deposits	36	1,646	59	2,877
Funds Sold	165	177	240	594
Other	271	865	720	1,723
Total Interest Income	124,105	111,490	244,263	223,246
Interest Expense
Deposits	13,577	8,560	25,181	17,760
Securities Sold Under Agreements to Repurchase	4,562	2,222	7,887	4,148
Funds Purchased	1,151	506	1,884	737
Short-Term Borrowings	45	13	77	28
Long-Term Debt	3,731	4,340	7,537	8,693
Total Interest Expense	23,066	15,641	42,566	31,366
Net Interest Income	101,039	95,849	201,697	191,880
Provision for Loan and Lease Losses	—	(3,500)	—	(3,500)
Net Interest Income After Provision for Loan and Lease Losses	101,039	99,349	201,697	195,380
Non-Interest Income
Trust and Asset Management	14,058	12,995	28,680	26,859
Mortgage Banking	2,594	2,808	5,184	4,785
Service Charges on Deposit Accounts	9,569	9,540	19,748	19,490
Fees, Exchange, and Other Service Charges	15,211	14,243	29,047	27,482
Investment Securities Gains (Losses)	337	(37)	337	(37)
Insurance	4,330	4,926	10,118	9,584
Other	4,575	10,373	9,875	15,527
Total Non-Interest Income	50,674	54,848	102,989	103,690
Non-Interest Expense
Salaries and Benefits	43,856	46,689	88,625	92,690
Net Occupancy Expense	9,189	9,543	18,734	18,929
Net Equipment Expense	5,377	5,799	10,848	11,763
Other	20,582	23,094	41,660	44,765
Total Non-Interest Expense	79,004	85,125	159,867	168,147
Income Before Income Taxes	72,709	69,072	144,819	130,923
Provision for Income Taxes	26,280	24,840	52,868	46,892
Net Income	$46,429	$44,232	$91,951	$84,031
Basic Earnings Per Share	$0.90	$0.84	$1.75	$1.57
Diluted Earnings Per Share	$0.87	$0.79	$1.69	$1.48
Dividends Declared Per Share	$0.33	$0.30	$0.66	$0.60
Basic Weighted Average Shares	51,873,772	52,491,874	52,646,022	53,389,261
Diluted Weighted Average Shares	53,403,781	55,662,415	54,250,018	56,710,653

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

	June 30,	December 31,	June 30,
(dollars in thousands)	2005	2004	2004
Assets
Interest-Bearing Deposits	$4,825	$4,592	$179,680
Investment Securities - Available for Sale
Held in Portfolio	2,396,204	2,483,719	2,275,272
Pledged as Collateral	117,947	—	—
Investment Securities - Held to Maturity
(Fair Value of $522,993, $585,836, and $663,534)	526,767	589,908	679,382
Funds Sold	50,000	21,000	—
Loans Held for Sale	17,435	17,642	9,565
Loans and Leases	6,151,418	5,986,930	5,787,314
Allowance for Loan and Lease Losses	(101,587)	(106,796)	(124,904)
Net Loans	6,049,831	5,880,134	5,662,410
Total Earning Assets	9,163,009	8,996,995	8,806,309
Cash and Non-Interest-Bearing Deposits	293,115	225,359	339,486
Premises and Equipment	137,907	146,095	149,128
Customers’ Acceptance Liability	1,598	1,406	1,213
Accrued Interest Receivable	38,540	36,044	36,378
Foreclosed Real Estate	292	191	4,889
Mortgage Servicing Rights	18,239	18,769	20,819
Goodwill	34,959	36,216	36,216
Other Assets	372,031	305,116	294,331
Total Assets	$10,059,690	$9,766,191	$9,688,769
Liabilities
Deposits
Non-Interest-Bearing Demand	$1,918,749	$1,977,703	$1,939,580
Interest-Bearing Demand	1,641,873	1,536,323	1,464,207
Savings	2,967,993	2,960,351	2,976,108
Time	1,198,143	1,090,290	1,089,393
Total Deposits	7,726,758	7,564,667	7,469,288
Securities Sold Under Agreements to Repurchase	861,233	568,981	687,816
Funds Purchased	63,565	149,635	139,055
Short-Term Borrowings	9,894	15,000	11,055
Banker’s Acceptances Outstanding	1,598	1,406	1,213
Retirement Benefits Payable	66,638	65,708	62,821
Accrued Interest Payable	8,617	7,021	7,169
Taxes Payable and Deferred Taxes	283,082	229,928	225,989
Other Liabilities	83,462	96,373	87,325
Long-Term Debt	242,674	252,638	297,600
Total Liabilities	9,347,521	8,951,357	8,989,331
Shareholders’ Equity
Common Stock ($.01 par value); authorized 500,000,000 shares; issued / outstanding: June 2005 - 81,721,733 / 51,853,734, December 2004 - 81,711,752 / 54,960,857, June 2004 - 81,711,599 / 52,426,010	815	813	813
Capital Surplus	457,280	450,998	403,150
Accumulated Other Comprehensive Income (Loss)	(18,471)	(12,917)	(27,258)
Retained Earnings	1,339,119	1,282,425	1,251,689
Deferred Stock Grants	(7,166)	(8,433)	(9,391)
Treasury Stock, at Cost (Shares: June 2005 - 29,867,999, December 2004 - 26,750,895, June 2004 - 29,285,589)	(1,059,408)	(898,052)	(919,565)
Total Shareholders’ Equity	712,169	814,834	699,438
Total Liabilities and Shareholders’ Equity	$10,059,690	$9,766,191	$9,688,769

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accum.
				Other
				Compre-
				hensive		Deferred		Compre-
		Common	Capital	Income	Retained	Stock	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	(Loss)	Earnings	Grants	Stock	Income

Balance at December 31, 2004	$814,834	$813	$450,998	$(12,917)	$1,282,425	$(8,433)	$(898,052)
Comprehensive Income:
Net Income	91,951	—	—	—	91,951	—	—	$91,951
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	(5,554)	—	—	(5,554)	—	—	—	(5,554)
Total Comprehensive Income								$86,397

Common Stock Issued under Stock Plans and Related Tax Benefits (605,364 shares)	21,499	2	6,282	—	(610)	1,267	14,558
Treasury Stock Purchased (3,710,379 shares)	(175,914)	—	—	—	—	—	(175,914)
Cash Dividends Paid	(34,647)	—	—	—	(34,647)	—	—
Balance at June 30, 2005	$712,169	$815	$457,280	$(18,471)	$1,339,119	$(7,166)	$(1,059,408)

Balance at December 31, 2003	$793,132	$807	$391,701	$(5,711)	$1,199,077	$(8,309)	$(784,433)
Comprehensive Income:
Net Income	84,031	—	—	—	84,031	—	—	$84,031
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	(21,547)	—	—	(21,547)	—	—	—	(21,547)
Total Comprehensive Income								$62,484

Common Stock Issued under Stock Plans and Related Tax Benefits (908,502 shares)	32,028	6	11,449	—	803	(1,082)	20,852
Treasury Stock Purchased (3,527,779 shares)	(155,984)	—	—	—	—	—	(155,984)
Cash Dividends Paid	(32,222)	—	—	—	(32,222)	—	—
Balance at June 30, 2004	$699,438	$813	$403,150	$(27,258)	$1,251,689	$(9,391)	$(919,565)

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2005	2004

Operating Activities
Net Income	$91,951	$84,031
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan and Lease Losses	—	(3,500)
Goodwill Impairment	1,257	—
Depreciation and Amortization	9,673	10,523
Amortization of Deferred Loan and Lease Fees, Net	(382)	(1,248)
Amortization/Accretion of Premiums/Discounts on Investment Securities, Net	4,692	6,830
Deferred Stock Grants	2,572	2,444
Deferred Income Taxes	5,908	8,296
Net (Gain) Loss on Investment Securities	(337)	37
Proceeds from Sales of Loans Held for Sale	219,688	250,449
Originations of Loans Held for Sale	(219,481)	(250,803)
Net Change in Other Assets and Other Liabilities	(28,070)	11,323
Net Cash Provided by Operating Activities	87,471	118,382

Investing Activities
Proceeds from Sales and Redemptions of Investment Securities - Available for Sale	324,008	347,709
Purchases of Investment Securities - Available for Sale	(366,619)	(671,520)
Proceeds from Redemptions of Investment Securities - Held to Maturity	62,291	117,212
Purchases of Investment Securities - Held to Maturity	—	(70,238)
Net Increase in Loans and Leases	(167,091)	(29,567)
Premises and Equipment, Net	(1,485)	354
Net Cash Used by Investing Activities	(148,896)	(306,050)

Financing Activities
Net Increase in Demand Deposits	46,596	113,529
Net Increase in Savings Deposits	7,642	142,729
Net Increase (Decrease) in Time Deposits	107,853	(119,749)
Net Increase in Short-Term Borrowings	201,076	243,389
Repayments of Long-Term Debt	(9,964)	(26,468)
Proceeds from Issuance of Common Stock	15,772	23,380
Repurchase of Common Stock	(175,914)	(155,984)
Cash Dividends Paid	(34,647)	(32,222)
Net Cash Provided by Financing Activities	158,414	188,604

Increase in Cash and Cash Equivalents	96,989	936
Cash and Cash Equivalents at Beginning of Period	250,951	518,230
Cash and Cash Equivalents at End of Period	$347,940	$519,166

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K.  Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Securities Sold Under Agreements to Repurchase

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities (“repos”).  Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets.  As a result, repurchase agreements are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities.  The obligation to repurchase the securities is reflected as a liability in the Consolidated Statements of Condition while the securities underlying the agreements remain in the respective asset accounts.  If the secured party can re-sell or re-pledge the securities, they are classified as pledged securities in the Consolidated Statements of Condition.  If the secured party cannot resell or re-pledge the securities, they are not separately identified.

Stock-Based Compensation

As permitted by the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company currently accounts for share-based payments using the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations.  Accordingly, the Company recognizes no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands except per share and option data)	2005	2004 [1]	2005	2004 [1]
Net Income, as reported	$46,429	$44,232	$91,951	$84,031
Less: Total Stock-Based Employee Compensation Expense Associated with Stock Options Determined Under Fair Value Method for All Option Awards, Net of Related Tax Effects [2]	(500)	(1,161)	(1,204)	(2,672)
Pro Forma Net Income	$45,929	$43,071	$90,747	$81,359

Earnings Per Share:
Basic-as reported	$0.90	$0.84	$1.75	$1.57
Basic-pro forma	0.89	0.82	1.72	1.52
Diluted-as reported	0.87	0.79	1.69	1.48
Diluted-pro forma	0.86	0.77	1.67	1.43

1 Prior period amounts restated to account for forfeitures and adjustment to dividend yield calculation.

2 A Black-Scholes option pricing model was used to determine the fair values of the options granted.

Recently Issued and Proposed Accounting Pronouncements

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

The Company plans to adopt SFAS No. 123(R) using the “modified prospective” method.  Under this method, awards that are granted, modified, or settled after January 1, 2006, will be measured and accounted for in accordance with SFAS No. 123(R).  Also under this method, expense will be recognized in the income statement for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123.

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

In July 2005, the FASB issued an exposure draft, FASB Staff Position (“FSP”) No. FAS 13-a “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-a”).  Under FSP 13-a, a revision in the timing of expected cash flows of a leveraged lease may require a recalculation of the original lease assumptions.  A material change in the net investment in a leveraged lease using different cash flow assumptions would be recognized as a gain or loss in the period in which the assumptions are revised.  The Company has entered into leveraged lease transactions that are currently under various stages of review by the Internal Revenue Service (“IRS”).  The outcome of these reviews may change the timing of cash flows from these leases which may result in gain or loss recognition.  Management is currently evaluating the potential effect of the proposed recognition provisions of FSP 13-a.

Note 2.   Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Note 3.   Pension Plans and Postretirement Benefit Plan

The components of net periodic cost for the aggregated pension plans and the postretirement benefit plan for the three and six months ended June 30, 2005 and 2004 are presented in the following table:

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2005	2004	2005	2004
Three Months Ended June 30,
Service Cost	$—	$—	$285	$247
Interest Cost	1,125	1,091	500	443
Expected Return on Plan Assets	(1,185)	(1,182)	—	—
Amortization of Unrecognized Net Transition Obligation	—	—	146	147
Recognized Net Actuarial Loss (Gain)	421	328	(41)	(156)
Total Net Periodic Cost	$361	$237	$890	$681

Six Months Ended June 30,
Service Cost	$—	$—	$540	$494
Interest Cost	2,250	2,183	950	886
Expected Return on Plan Assets	(2,370)	(2,364)	—	—
Amortization of Unrecognized Net Transition Obligation	—	—	293	294
Recognized Net Actuarial Loss (Gain)	841	656	(83)	(312)
Total Net Periodic Cost	$721	$475	$1,700	$1,362

There were no significant changes from the previously reported $1.8 million in contributions expected to be paid during 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report, including the statements under the caption “Financial Outlook,” contains forward-looking statements concerning, among other things, the economic and business environment in the Company’s service area and elsewhere, credit quality, the expected level of loan and lease loss provisioning, anticipated net income and other financial and business matters in future periods.  The Company’s forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected for a variety of reasons, including, but not limited to: 1) unanticipated changes in business and economic conditions, the competitive environment, fiscal and monetary policies, legislation in Hawaii and the other markets the Company serves, or the timing and interpretation of accounting standards; 2) changes in the Company’s credit quality or risk profile which may increase or decrease the required level of the reserve for credit losses; 3) changes in market interest rates that may affect the Company’s credit markets and ability to maintain the Company’s net interest margin; 4) changes to the amount and timing of the Company’s proposed equity repurchases and repayment of maturing debt; 5) real or threatened acts of war or terrorist activity affecting business conditions; and 6) adverse weather and other natural conditions impacting the Company and its customers’ operations.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements.  The Company does not undertake any obligation to update forward-looking statements to reflect later events or circumstances.

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

•                  Better integrate our business segments

•                  Continue to develop our management teams

•                  Improve operating efficiency

•                  Maintain a culture of dependable risk and capital management

During the first six months of 2005, the Company continued to meet the key financial objectives of the Plan.  Total revenue, consisting of net interest income and non-interest income, for the first six months of 2005, increased 3% from the same prior year period.  As of June 30, 2005, loans and leases outstanding increased 6% and deposits increased 3% compared to June 30, 2004.

The Company continues to better integrate the Company’s three primary business segments – Retail Banking, Commercial Banking and the Investment Services Group – through improved processes, training and communications.  As a result, the needs of the Company’s customers are better addressed and customer relationships continue to strengthen.

The Company utilizes various financial measures to evaluate its performance against the objectives of the Plan, many of which are discussed below.

Operating efficiency improved in the first six months of 2005 compared to the same period in 2004, as the Company continues to improve processes.  The efficiency ratio for the first six months of 2005 was 52.47% compared to 56.89% in the same period in 2004.  Operating income, which is defined as the income before the provision for loan and lease losses and income taxes increased 13.7% in the first six months of 2005 compared to the same period in 2004.

The management of both risk and capital continues to be dependable and disciplined in 2005.  As of June 30, 2005, the ratio of non-accrual loans to total loans was 0.16% and the leverage ratio was 7.18%.

The Company’s net income for the first six months of 2005 was $92.0 million, an increase of 9% from $84.0 million reported in the same prior year period.  Additional results for the first six months of 2005 compared to the same period in 2004 were as follows:

•                  Diluted earnings per share were $1.69, an increase of 14%

•                  The net interest margin was 4.39%, an increase of 16 basis points

•                  Return on average assets increased to 1.87% from 1.73%

•                  Return on average equity increased to 24.78% from 22.03%

The Company’s overall financial results are more fully discussed in the following sections of this report.

Table 1 presents the Company’s financial highlights for the three and six months ended June 30, 2005 and 2004.

Highlights (Unaudited)	Table 1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands except per share amounts)	2005	2004	2005	2004
For the Period:
Interest Income	$124,105	$111,490	$244,263	$223,246
Net Interest Income	101,039	95,849	201,697	191,880
Net Income	46,429	44,232	91,951	84,031
Basic Earnings Per Share	0.90	0.84	1.75	1.57
Diluted Earnings Per Share	0.87	0.79	1.69	1.48
Dividends Declared Per Share	0.33	0.30	0.66	0.60

Net Income to Average Total Assets (ROA)	1.87%	1.80%	1.87%	1.73%
Net Income to Average Shareholders’ Equity (ROE)	25.98	24.28	24.78	22.03
Net Interest Margin [1]	4.36	4.17	4.39	4.23
Efficiency Ratio [2]	52.07	56.49	52.47	56.89

Average Assets	$9,969,243	$9,893,303	$9,907,845	$9,785,603
Average Loans and Leases	6,090,149	5,772,926	6,045,609	5,757,647
Average Deposits	7,747,331	7,371,388	7,717,729	7,345,645
Average Shareholders’ Equity	716,767	732,652	748,344	766,950
Average Equity to Average Assets	7.19%	7.41%	7.55%	7.84%

	June 30,
	2005	2004
At Period End:
Net Loans	$6,049,831	$5,662,410
Total Assets	10,059,690	9,688,769
Deposits	7,726,758	7,469,288
Long-Term Debt	242,674	297,600
Shareholders’ Equity	712,169	699,438

Allowance to Loans and Leases Outstanding	1.65%	2.16%
Dividend Payout Ratio	37.71	38.22
Leverage Ratio	7.18	7.16

Book Value Per Common Share	$13.73	$13.34

Employees (FTE)	2,561	2,683
Branches and offices	86	89

Market Price Per Share of Common Stock for the Quarter Ended:
Closing	$50.75	$45.22
High	51.30	46.84
Low	43.82	40.97

1 The net interest margin is defined as net interest income, on a fully-taxable equivalent basis, as a percentage of average earning assets.

2 The efficiency ratio is defined as non-interest expense divided by total revenue (net interest income and non-interest income).

ANALYSIS OF STATEMENT OF INCOME

Net Interest Income

Net interest income on a taxable equivalent basis for the three and six month periods ended June 30, 2005 increased $5.2 million and $9.8 million, respectively, or a 5% change for both periods compared to the same periods in 2004.  The net interest margin for the three months ended June 30, 2005 was 4.36%, a 19 basis point increase from the same prior year period.  The net interest margin for the first six months of 2005 was 4.39%, a 16 basis point increase from the same period in 2004.  The increase in net interest income was primarily a result of higher income earned on the investment securities and loans portfolio.  The increase in interest income on the investment securities portfolio was due to an increase in average balances resulting from better utilization of the Company’s liquidity and reduction in prepayments on mortgage-backed securities.  Interest income on commercial and industrial loans increased primarily due to higher average yields earned, which was consistent with increases in benchmark interest rates, and an increase in average balances.  Home equity loans experienced higher interest income due to re-pricing of initial introductory rates to fully indexed rates and increases in the average balance outstanding resulting from promotions.  Partially offsetting these positive increases in interest income was an increase in interest expense due mainly to the increase in short-term interest rates.  As a result of the Federal Reserve increasing short-term interest rates, the average federal funds rate was 172 basis points higher for the six months ended June 30, 2005 compared to the same prior year period.  In comparison, the Company’s average interest-bearing deposits rates increased by 22 basis points.

Average balances, related interest income and expenses and resulting yields and rates are presented in Table 2.  An analysis of change in net interest income is presented in Table 3.

Consolidated Average Balances and Interest Rates - Taxable Equivalent Basis (Unaudited)	Table 2

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004			June 30, 2005			June 30, 2004
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$6.0	$—	2.36%	$408.8	$1.6	1.62%	$5.4	$0.1	2.17%	$329.2	$2.8	1.76%
Funds Sold	23.1	0.2	2.86	71.3	0.2	0.99	17.9	0.2	2.68	120.1	0.6	0.99
Investment Securities
Available for Sale	2,542.5	28.0	4.41	2,148.9	21.8	4.06	2,517.0	55.4	4.41	2,068.7	42.6	4.13
Held to Maturity	544.1	5.5	4.06	709.8	6.7	3.78	559.3	11.4	4.06	714.8	13.7	3.83
Loans Held for Sale	15.1	0.2	5.72	20.7	0.3	5.54	14.1	0.4	5.57	18.1	0.5	5.45
Loans and Leases [1]
Commercial and Industrial	945.0	14.3	6.07	845.2	10.3	4.90	924.8	27.5	5.99	844.8	20.4	4.86
Construction	140.9	2.1	5.91	100.4	0.9	3.80	132.5	3.7	5.69	100.4	2.0	4.05
Commercial Mortgage	599.3	8.8	5.89	638.9	8.6	5.39	602.6	17.4	5.81	636.5	17.2	5.42
Residential Mortgage	2,343.9	33.1	5.64	2,281.8	32.2	5.65	2,338.0	65.7	5.62	2,299.6	65.5	5.70
Other Revolving Credit and Installment	739.6	15.4	8.37	683.2	14.4	8.51	738.2	30.5	8.32	667.1	28.7	8.67
Home Equity	719.0	10.8	6.01	534.6	6.1	4.63	699.0	20.2	5.83	511.9	11.9	4.68
Purchased Home Equity	103.3	0.8	3.06	178.8	1.9	4.16	110.0	1.8	3.32	191.8	4.6	4.70
Lease Financing	499.2	4.7	3.74	510.1	5.6	4.38	500.5	9.4	3.81	505.5	11.0	4.35
Total Loans and Leases	6,090.2	90.0	5.91	5,773.0	80.0	5.56	6,045.6	176.2	5.86	5,757.6	161.3	5.62
Other	66.3	0.3	1.64	78.1	0.9	4.45	60.1	0.7	2.42	77.8	1.8	4.45
Total Earning Assets [2]	9,287.3	124.2	5.35	9,210.6	111.5	4.86	9,219.4	244.4	5.32	9,086.3	223.3	4.93
Cash and Non-Interest-Bearing Deposits	305.8			306.3			310.6			316.9
Other Assets	376.1			376.4			377.8			382.4
Total Assets	$9,969.2			$9,893.3			$9,907.8			$9,785.6

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,667.3	2.4	0.58	$1,390.2	0.6	0.17	$1,642.9	4.1	0.50	$1,380.1	1.1	0.16
Savings	2,970.8	4.8	0.65	2,911.5	3.1	0.43	2,971.5	9.2	0.62	2,891.6	6.4	0.44
Time	1,159.0	6.4	2.20	1,129.5	4.9	1.74	1,137.0	11.9	2.11	1,159.1	10.3	1.79
Total Interest-Bearing Deposits	5,797.1	13.6	0.94	5,431.2	8.6	0.63	5,751.4	25.2	0.88	5,430.8	17.8	0.66
Short-Term Borrowings	822.9	5.8	2.81	1,082.5	2.7	1.02	764.9	9.9	2.60	972.4	4.9	1.02
Long-Term Debt	242.7	3.7	6.16	317.3	4.3	5.48	245.6	7.5	6.15	319.1	8.6	5.46
Total Interest-Bearing Liabilities	6,862.7	23.1	1.35	6,831.0	15.6	0.92	6,761.9	42.6	1.27	6,722.3	31.3	0.94
Net Interest Income		$101.1			$95.9			$201.8			$192.0
Interest Rate Spread			4.00%			3.94%			4.05%			3.99%
Net Interest Margin			4.36%			4.17%			4.39%			4.23%
Non-Interest-Bearing Demand Deposits	1,950.2			1,940.2			1,966.4			1,914.8
Other Liabilities	439.5			389.4			431.2			381.5
Shareholders’ Equity	716.8			732.7			748.3			767.0
Total Liabilities and Shareholders’ Equity	$9,969.2			$9,893.3			$9,907.8			$9,785.6

1 Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.

2 Interest income includes taxable-equivalent basis adjustment based upon a statutory tax rate of 35%.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis (Unaudited)	Table 3

	Six Months Ended June 30, 2005 Compared to June 30, 2004
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Interest-Bearing Deposits	$(3.3)	$0.6	$(2.7)
Funds Sold	(0.8)	0.4	(0.4)
Investment Securities
Available for Sale	9.7	3.1	12.8
Held to Maturity	(3.1)	0.8	(2.3)
Loans Held for Sale	(0.1)	—	(0.1)
Loans and Leases
Commercial and Industrial	2.1	5.0	7.1
Construction	0.7	1.0	1.7
Commercial Mortgage	(1.0)	1.2	0.2
Residential Mortgage	1.1	(0.9)	0.2
Other Revolving Credit and Installment	2.9	(1.1)	1.8
Home Equity	5.0	3.3	8.3
Purchased Home Equity	(1.6)	(1.2)	(2.8)
Lease Financing	(0.1)	(1.5)	(1.6)
Total Loans and Leases	9.1	5.8	14.9
Other	(0.4)	(0.7)	(1.1)
Total Change in Interest Income	11.1	10.0	21.1
Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.2	2.8	3.0
Savings	0.2	2.6	2.8
Time	(0.2)	1.8	1.6
Total Interest-Bearing Deposits	0.2	7.2	7.4
Short-Term Borrowings	(1.2)	6.2	5.0
Long-Term Debt	(2.2)	1.1	(1.1)
Total Change in Interest Expense	(3.2)	14.5	11.3
Change in Net Interest Income	$14.3	$(4.5)	$9.8

1  The changes for each category of interest income and expense are divided between the portion of changes attributable to the variance in volume or rate for that category.

Provision for Loan and Lease Losses

For the three and six months ending June 30, 2005, the Company recorded no Provision for Loan and Lease Losses (“Provision”).  The Company returned to income $3.5 million from a release of a portion of the allowance for loan and lease losses in the second quarter of 2004.  For information on the reserve for credit losses, refer to “Corporate Risk Profile – Reserve for Credit Losses” section of this report.

Non-Interest Income

Non-interest income decreased $4.2 million or 8% and $0.7 million or 1% for the three and six months ended June 30, 2005, respectively, from the comparable prior year periods primarily due to $5.7 million special income items that occurred in the second quarter of 2004 as shown on Table 4 below.

Non-Interest Income (Unaudited)	Table 4

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(dollars in thousands)	2005	2004	Change	2005	2004	Change
Trust and Asset Management	$14,058	$12,995	8%	$28,680	$26,859	7%
Mortgage Banking	2,594	2,808	(8)	5,184	4,785	8
Service Charges on Deposit Accounts	9,569	9,540	—	19,748	19,490	1
Fees, Exchange, and Other Service Charges	15,211	14,243	7	29,047	27,482	6
Investment Securities Gains (Losses)	337	(37)	n.m.	337	(37)	n.m.
Insurance	4,330	4,926	(12)	10,118	9,584	6
Other Income:
Income from Bank-Owned Life Insurance	1,509	1,800	(16)	2,976	3,567	(17)
Leasing Partnership Distribution	—	3,218	n.m.	7	3,218	n.m.
Gain on the Sale of Land	—	2,454	n.m.	—	2,454	n.m.
Other	3,066	2,901	6	6,892	6,288	10
Total Other Income	4,575	10,373	(56)	9,875	15,527	(36)
Total Non-Interest Income	$50,674	$54,848	(8)%	$102,989	$103,690	(1)%

n.m. - not meaningful.

Trust and asset management income increased $1.1 million or 8% and $1.8 million or 7%, respectively, for the three and six months ended June 30, 2005 compared to the same periods in 2004.  The increase in fee income was due to an improvement in market conditions, which resulted in an increase in the average market value of assets under management, and an increase in investment advisory fees on money market assets.

Mortgage banking income declined $0.2 million and increased $0.4 million, respectively, for the three and six months ended June 30, 2005, or an 8% change for both periods compared to the same periods in 2004.  The decline from the second quarter of 2004 was primarily a result of lower gains on the sale of mortgage loans in 2005, which was attributable to a 21% decrease in mortgage loan originations due to the low interest rate environment in the second quarter of 2004.  On a year-to-date comparison, the increase was largely due to higher net servicing income as a result of slowdown in prepayments.

Fees, exchange and other service charges increased $1.0 million or 7% and $1.6 million or 6%, respectively, for the three and six months ended June 30, 2005 compared to the same prior year periods.  This increase was primarily due to higher merchant card transaction income, resulting from increased transaction volume and higher loan fees, partially offset by a decrease in foreign exchange income.

Insurance income decreased $0.6 million or 12% and increased by $0.5 million or 6% for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004.  The decline from the second quarter of 2004 was a result of lower premium income.  On a year-to-date comparison, the increase was primarily due to higher annuity and life insurance product income.

Other non-interest income decreased $5.8 million or 56% and $5.7 million or 36%, respectively, for the three and six months ended June 30, 2005 compared to the same prior year periods.  The decline was due to a $3.2 million distribution from a leasing partnership investment and a $2.5 million gain realized on the sale of a parcel of land, both occurring in the second quarter of 2004.

Non-Interest Expense

Non-interest expense decreased $6.1 million or 7% and $8.3 million or 5%, respectively, for the three and six months ended June 30, 2005 compared to the same prior year periods.  Table 5 presents the components of non-interest expense.

Non-Interest Expense (Unaudited)	Table 5

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(dollars in thousands)	2005	2004	Change	2005	2004	Change
Salaries and Benefits:
Salaries	$26,616	$27,904	(5)%	$52,669	$55,108	(4)%
Incentive Compensation	3,725	3,260	14	7,693	7,076	9
Stock-Based Compensation	1,828	3,233	(44)	3,543	6,129	(42)
Commission Expense	2,281	2,284	—	4,533	3,911	16
Retirement and Other Benefits	4,437	4,214	5	9,205	8,571	7
Payroll Taxes	2,205	3,103	(29)	5,658	6,533	(13)
Medical, Dental, and Life Insurance	1,823	2,136	(15)	4,054	4,240	(4)
Separation Expense	941	555	70	1,270	1,122	13
Total Salaries and Benefits	43,856	46,689	(6)	88,625	92,690	(4)
Net Occupancy Expense	9,189	9,543	(4)	18,734	18,929	(1)
Net Equipment Expense	5,377	5,799	(7)	10,848	11,763	(8)
Other Expense:
Professional Services	3,361	4,175	(20)	6,946	8,257	(16)
Delivery and Postage Services	2,397	2,454	(2)	4,855	5,082	(5)
Data Services	2,908	2,480	17	5,707	4,805	19
Other	11,916	13,985	(15)	24,152	26,621	(9)
Total Other Expense	20,582	23,094	(11)	41,660	44,765	(7)
Total Non-Interest Expense	$79,004	$85,125	(7)%	$159,867	$168,147	(5)%

Salaries and benefits expense decreased $2.8 million or 6% and $4.1 million or 4%, respectively, for the three and six months ended June 30, 2005 compared to the same prior year periods.  Base salaries decreased as a result of a decline in the number of employees.  In addition, stock-based compensation decreased as a result of fewer restricted stock units outstanding in 2005.

Net equipment expense declined by $0.4 million or 7% and $0.9 million or 8%, respectively, for the three and six months ended June 30, 2005, compared to the same prior year periods as a result of lower technology expense.

Other non-interest expense decreased $2.5 million or 11% and $3.1 million or 7%, respectively, for the three and six months ended June 30, 2005 compared to the same periods in 2004.  The decrease in the three months ended June 30, 2005 from the same prior year period was largely related to a $2.2 million legal settlement during the second quarter of 2004. The decrease for six months ended June 30, 2005 compared to the same prior year period was due to the aforementioned settlement and lower professional fees.

Provision for Income Taxes

The effective tax rate for the three and six months ended June 30, 2005 was 36.14% and 36.51%, respectively, compared to 35.96% and 35.82% in the comparable periods of 2004.  The increase was largely due to a goodwill impairment charge in the first quarter of 2005, which was not tax deductible.

BALANCE SHEET ANALYSIS

Short-Term Earning Assets

Short-term earning assets which consist of interest-bearing deposits and funds sold totaled $54.8 million at June 30, 2005, an increase of $29.2 million from December 31, 2004 and a decrease of $124.9 million from June 30, 2004.  The decline from June 30, 2004 was mainly a result of more effective management of liquidity.

Investment Securities

Investment securities totaled $3.0 billion as of June 30, 2005, a $32.7 million decrease from December 31, 2004 and a $86.3 million increase from June 30, 2004.  At June 30, 2005 investment securities with a book value of $1.5 billion were pledged to secure deposits of government entities and $117.9 million was pledged to secure certain repos.

Table 6 presents the details of the investment securities portfolio at June 30, 2005 and December 31, 2004.

Investment Securities (Unaudited)		Table 6

(dollars in thousands)	Amortized Cost	Fair Value
June 30, 2005
Securities - Available for Sale:
Debt Securities Issued by the U.S. Treasury and Agencies	$68,620	$68,906
Debt Securities Issued by States and Municipalities	19,863	20,090
Mortgage-Backed Securities	2,092,440	2,094,429
Other Debt Securities	333,552	330,726
Total	$2,514,475	$2,514,151
Securities - Held to Maturity:
Debt Securities Issued by States and Municipalities	$90	$94
Mortgage-Backed Securities	526,677	522,899
Total	$526,767	$522,993

December 31, 2004
Securities - Available for Sale:
Debt Securities Issued by the U.S. Treasury and Agencies	$38,551	$38,942
Debt Securities Issued by States and Municipalities	7,958	8,081
Mortgage-Backed Securities	2,090,510	2,098,994
Other Debt Securities	338,495	337,702
Total	$2,475,514	$2,483,719
Securities - Held to Maturity:
Debt Securities Issued by States and Municipalities	$90	$96
Mortgage-Backed Securities	589,818	585,740
Total	$589,908	$585,836

Table 7 presents temporarily impaired investment securities as of June 30, 2005 and December 31, 2004.

Temporarily Impaired Investment Securities (Unaudited)						Table 7

	Temporarily Impaired		Temporarily Impaired
	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2005
Debt Securities Issued by the U.S. Treasury and Agencies	$11,368	$(76)	$—	$—	$11,368	$(76)
Debt Securities Issued by State and Municipalities	4,605	(21)	—	—	4,605	(21)
Mortgage-Backed Securities	638,193	(3,690)	680,896	(11,459)	1,319,089	(15,149)
Foreign Bonds	223,239	(2,313)	49,189	(914)	272,428	(3,227)
Total Temporarily Impaired Investment Securities

June 30, 2005	$877,405	$(6,100)	$730,085	$(12,373)	$1,607,490	$(18,473)

December 31, 2004	$1,184,863	$(10,374)	$284,389	$(4,774)	$1,469,252	$(15,148)

The gross unrealized losses on temporarily impaired investment securities at June 30, 2005 represented less than 1.0% of the total amortized cost of total investment securities.  These unrealized losses were primarily attributable to an increase in interest rates during the first six months of 2005 and are believed to be temporary.

Loans Held for Sale

Loans held for sale, consisting of residential mortgage loans, totaled $17.4 million at June 30, 2005, $17.6 million at December 31, 2004 and $9.6 million at June 30, 2004.  The change from June 30, 2004 was a result of the impact of mortgage loan sales activity and production volume.

Loans and Leases

As of June 30, 2005, loans and leases outstanding were $6.2 billion, an increase of $164.5 million and $364.1 million from December 31, 2004 and June 30, 2004, respectively.  Total commercial loans increased as loan originations continue to strengthen and outpace payoff activity.  Consumer loans increased primarily as a result of increases in home equity outstanding from successful loan promotions in a strong Hawaii residential real estate market.  Table 8 presents the composition of the loan portfolio by major categories and Table 9 presents the composition of consumer loans by geographic area.

Loan Portfolio Balances (Unaudited)				Table 8

	June 30,	March 31,	December 31,	June 30,
(dollars in thousands)	2005	2005	2004	2004
Commercial
Commercial and Industrial	$997,762	$918,878	$909,264	$800,893
Commercial Mortgage	563,979	609,689	602,678	643,382
Construction	165,772	107,403	122,355	98,916
Lease Financing	471,600	468,349	479,100	479,488
Total Commercial	2,199,113	2,104,319	2,113,397	2,022,679
Consumer
Residential Mortgage	2,347,877	2,342,062	2,326,385	2,286,618
Home Equity	739,161	694,261	657,164	559,225
Purchased Home Equity	93,806	109,632	122,728	162,730
Other Revolving Credit and Installment	742,834	734,836	734,721	721,386
Lease Financing	28,627	30,680	32,535	34,676
Total Consumer	3,952,305	3,911,471	3,873,533	3,764,635
Total Loans and Leases	$6,151,418	$6,015,790	$5,986,930	$5,787,314

Consumer Loans by Geographic Area (Unaudited)				Table 9

	June 30,	March 31,	December 31,	June 30,
(dollars in thousands)	2005	2005	2004	2004
Hawaii
Residential Mortgage	$2,120,033	$2,120,747	$2,110,147	$2,071,073
Home Equity	726,313	682,351	646,980	551,099
Other Revolving Credit and Installment	558,396	558,712	559,135	554,995
Lease Financing	28,627	30,680	32,535	34,676
Guam
Residential Mortgage	221,886	215,600	210,563	209,972
Home Equity	8,636	8,431	7,631	8,067
Other Revolving Credit and Installment	108,357	100,599	98,309	87,963
U.S. Mainland
Purchased Home Equity	93,806	109,632	122,728	162,730
Other Pacific Islands
Residential Mortgage	5,958	5,715	5,675	5,573
Home Equity	4,212	3,479	2,553	59
Other Revolving Credit and Installment	76,081	75,525	77,277	78,428
Total Consumer Loans by Geographic Area	$3,952,305	$3,911,471	$3,873,533	$3,764,635

Mortgage Servicing Rights

As of June 30, 2005, the Company’s portfolio of residential loans serviced for third parties totaled $2.5 billion.  In the second quarter of 2005, prepayment speeds increased as interest rates decreased, which resulted in a lower market value of the mortgage servicing rights.  Recent prepayment speeds for Hawaii mortgages continued to either approximate or be slightly higher than national averages.

Table 10 presents the changes in the carrying value of mortgage servicing rights, net of valuation allowance.

Mortgage Servicing Rights (Unaudited)		Table 10

	Six Months Ended	Year Ended
(dollars in thousands)	June 30, 2005	December 31, 2004
Balance at Beginning of Period	$18,769	$22,178
Originated Mortgage Servicing Rights	2,247	3,895
Purchased Servicing Rights	21	235
Valuation Allowance	—	(13)
Amortization	(2,798)	(7,526)
Balance at End of Period	$18,239	$18,769
Fair Value at End of Period	$20,886	$22,154

Other Assets and Other Liabilities

Table 11 presents the major components of other assets and other liabilities.

Other Assets and Other Liabilities (Unaudited)			Table 11

	June 30,	December 31,	June 30,
(dollars in thousands)	2005	2004	2004
Other Assets:
Bank-Owned Life Insurance	$147,346	$144,370	$141,370
Federal Home Loan Bank and Federal Reserve Bank Stock	79,415	53,847	78,713
Low Income Housing Investments	32,786	34,597	38,083
Accounts Receivable	21,414	25,568	26,053
Federal Tax Deposit	43,000	—	—
Other	48,070	46,734	10,112
Total Other Assets	$372,031	$305,116	$294,331
Other Liabilities:
Incentive Plans Payable	$7,246	$12,090	$6,582
Insurance Premiums Payable	7,425	7,940	8,294
Reserve for Unfunded Commitments [1]	4,576	6,800	—
Self Insurance Reserve	5,779	6,366	6,189
Other	58,436	63,177	66,260
Total Other Liabilities	$83,462	$96,373	$87,325

1  Prior to December 31, 2004, the reserve for unfunded commitments was a component of the allowance for loan and lease losses.  As of June 30, 2004, the reserve for unfunded commitments was $5.4 million.

During the second quarter of 2005, a deposit was placed with the IRS relating to a review by the IRS of the Company’s tax positions for certain leveraged lease transactions.  The placing of the deposit will prevent further accrual of potential interest related to the timing of tax payments for these transactions.   The Company believes its tax position related to these transactions was proper based on applicable statutes, regulations and case laws at the time the transactions were entered into.  The Company believes it has adequate reserves for these tax exposures as of June 30, 2005.

Deposits

As of June 30, 2005, deposits totaled $7.7 billion, an increase of $162.1 million and $257.5 million from December 31, 2004 and June 30, 2004, respectively.  The increase in the balances of interest-bearing demand deposits was due to an increase in the number of consumer and business accounts.  Time deposits growth was a result of customers transferring excess account balances to higher rate time deposits.  In 2005, time deposits rates have gradually increased.

Average time deposits of $100,000 or more is presented in Table 12.

Average Time Deposits of $100,000 or More (Unaudited)					Table 12

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2005	December 31, 2004	June 30, 2004	June 30, 2005	June 30, 2004
Average Time Deposits	$631,831	$543,382	$570,738	$610,546	$589,100

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $861.2 million at June 30, 2005 an increase of $292.3 million from December 31, 2004 and $173.4 million from June 30, 2004.  The increases were due to additional placements received from government entities and $100.0 million in repos placed with a private entity in June 2005.  The private repos are comprised of two $50.0 million tranches at floating interest rates tied to the London International Bank Offering Rate (“LIBOR”).  The repos interest rates averaged 2.66% at June 30, 2005.  The term of the repos is 10 years, with the private entity having the right to terminate the transactions in two years.  If the agreements are not terminated the rate becomes fixed at 3.85% for the remaining eight years.

Table 13 presents the composition of securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase (Unaudited)			Table 13

	June 30,	December 31,	June 30,
(dollars in thousands)	2005	2004	2004
Government Entities	$761,233	$568,981	$687,816
Private Entities	100,000	—	—
Total Securities Sold Under Agreements to Repurchase	$861,233	$568,981	$687,816

Short-Term Borrowings and Long-Term Debt

Short-term borrowings, including funds purchased, totaled $73.5 million at June 30, 2005, a decrease of $91.2 million from December 31, 2004 and a decrease of $76.7 million from June 30, 2004, primarily due to effective short-term liquidity management.  Long-term debt totaled $242.7 million at June 30, 2005, a decrease of $10.0 million and $54.9 million from December 31, 2004 and June 30, 2004, respectively.  The decreases were due to the maturity of $10.0 million in Federal Home Loan Bank (“FHLB”) advances and $70.0 million of matured private placement debt which was replaced with a $25.0 million FHLB advance.  For additional information, refer to the “Corporate Risk Profile – Liquidity Management” section of this report.

Shareholders’ Equity

The Company’s capital position remains strong.  The net reduction in capital from December 31, 2004 to June 30, 2005 is attributable to the Company’s continuing common stock repurchase program and to dividends paid, partially offset by net earnings for the first six months of 2005.  A further discussion of the Company’s capital is included in the “Corporate Risk Profile – Capital Management” section of this report.

Guarantees

The Company’s standby letters of credit totaled $109.1 million at June 30, 2005, an increase of $6.8 million from December 31, 2004 and a decrease of $6.5 million from June 30, 2004.

BUSINESS SEGMENTS

The Company’s business segments are defined as Retail Banking, Commercial Banking, Investment Services Group and Treasury and Other Corporate.  The Company’s internal management accounting process measures the performance of the business segments based on the management structure of the Company.  This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of interest income and expense overhead, the Provision and capital.  This process is dynamic and requires certain allocations based on judgment and subjective factors.  Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to U.S. generally accepted accounting principles.  Results for prior periods have been reclassified to conform to current period classifications.

The business segments are primarily managed with a focus on performance measures, including net income after capital charge (“NIACC”) and risk adjusted return on capital (“RAROC”).  NIACC is net income less a charge for the cost of allocated capital.  The cost of allocated capital is determined by multiplying management’s estimate of a shareholder’s minimum required rate of return on capital invested (currently 11%) by the segment’s allocated equity.  The Company assumes a cost of capital that is equal to a risk-free rate plus a risk premium.  RAROC is the ratio of net income to risk-adjusted equity.  Equity is allocated to each business segment based on an assessment of its inherent risk.  The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company’s overall asset and liability management activities on a proportionate basis.  The basis for the allocation of net interest income is a function of management decisions and assumptions that are subject to change based on changes in current interest rate and market conditions.  Funds transfer pricing also serves to transfer interest rate risk to the Treasury segment.  However, the other business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions within guidelines.  The Provision charged to the Treasury and Other Corporate segment represents changes in the level of the reserve for credit losses.  The Provision recorded in the Retail Banking, Commercial Banking and Investment Services Group segments represents actual net charge-offs of these segments.

The financial results for each of the business segments for the three and six months ended June 30, 2005 and 2004 are discussed below and are presented in Table 14a and 14b.

Retail Banking

The Company’s Retail Banking segment offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases and installment loans.  Deposit products include checking, savings and time deposit accounts.  The Retail Banking segment also provides merchant services to its small business customers.  Products and services from the Retail Banking segment are delivered to customers through 73 Hawaii branch locations, 500 ATMs, e-Bankoh (on-line banking service) and a 24-hour telephone banking service.  Also included in the segment is Bankoh Investment Services, Inc., a full service brokerage offering equities and bonds, mutual funds, life insurance and annuity products.

The improvement in the segment’s key financial measures for the three months ended June 30, 2005 as compared to the same period in 2004 was primarily due to an increase in net interest income resulting from higher earnings credit rate on the segment’s deposit portfolio.  Also contributing to the positive trend was a decrease in non-interest expense due to lower advertising, professional services and allocated expenses.

The improvement in the segment’s key financial measures for the six months ended June 30, 2005 as compared to the same period in 2004 was primarily due to an increase in net interest income and non-interest income.  The rise in net interest income was due to higher earnings credit on the segment’s deposit portfolio, as well as deposit and loan portfolio growth.  The increased non-interest income was largely due to policy initiatives, growth in the number of transactional deposit accounts and greater insurance and annuity sales volume.  Also contributing to this segment’s improvement was the decrease in non-interest expense due to lower professional services, consumer credit insurance and allocated expenses.

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

The improvement in the segment’s financial measures for the three and six months ended June 30, 2005 compared to the same periods in 2004 was a result of an increase in net interest income and a decrease in non-interest expense, partially offset by lower non-interest income.  The increase in net interest income was due primarily to higher deposit balances and higher earnings credit rates.  The decrease in non-interest income was primarily due to the distribution from a leasing partnership investment in the second quarter of 2004.  The decline in non-interest expense was primarily due to lower staffing levels.

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

The improvement in the segment’s key financial measures for the three and six months ended June 30, 2005 compared to the same periods in 2004 was due to increases in both net interest income and non-interest income.  Trust and asset management fee income increased largely due to improved market conditions which resulted in an increase in the average market value of assets under management and an increase in investment advisory fees on money market accounts.  The increase in net interest income primarily resulted from a transfer of private and consumer banking relationships between this segment and the Retail segment.  Non-interest expense increased slightly period over period.

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

The decrease in the segment’s key financial measures for the three and six months ended June 30, 2005 as compared to the same periods in 2004 was primarily due to decreases in both net interest income and non-interest income.  Net interest income decreased due to the impact of the higher cost of funding by the Treasury unit.  Income earned on higher average balances in the investment portfolio partially offset the reduction.  The sale of a parcel of land in 2004 was the primary reason for the reduction in non-interest income.  The reduction in non-interest expenses was a result of a legal settlement during the second quarter of 2004 and reduced stock-based compensation as compared to the same prior year periods.

Business Segment Selected Financial Information (Unaudited)					Table 14a

			Investment	Treasury
	Retail	Commercial	Services	and Other	Consolidated
(dollars in thousands)	Banking	Banking	Group	Corporate	Total
Three Months Ended June 30, 2005
Net Interest Income	$54,212	$35,525	$3,222	$8,080	$101,039
Provision for Loan and Lease Losses	3,531	236	—	(3,767)	—
Net Interest Income After Provision for Loan and Lease Losses	50,681	35,289	3,222	11,847	101,039
Non-Interest Income	25,080	8,735	14,229	2,630	50,674
	75,761	44,024	17,451	14,477	151,713
Non-Interest Expense	(42,569)	(21,019)	(13,692)	(1,724)	(79,004)
Income Before Income Taxes	33,192	23,005	3,759	12,753	72,709
Provision for Income Taxes	(12,281)	(8,400)	(1,391)	(4,208)	(26,280)
Allocated Net Income	20,911	14,605	2,368	8,545	46,429
Allowance Funding Value	(168)	(601)	(6)	775	—
GAAP Provision	3,531	236	—	(3,767)	—
Economic Provision	(3,435)	(2,432)	(103)	(1)	(5,971)
Tax Effect of Adjustments	27	1,035	40	1,107	2,209
Income Before Capital Charge	20,866	12,843	2,299	6,659	42,667
Capital Charge	(5,424)	(4,562)	(1,428)	(8,296)	(19,710)
Net Income (Loss) After Capital Charge (NIACC)	$15,442	$8,281	$871	$(1,637)	$22,957

RAROC (ROE for the Company)	42%	31%	18%	14%	26%

Total Assets at June 30, 2005	$3,789,519	$2,533,496	$192,378	$3,544,297	$10,059,690

Three Months Ended June 30, 2004
Net Interest Income	$49,524	$33,583	$2,832	$9,910	$95,849
Provision for Loan and Lease Losses	2,587	2,730	(1)	(8,816)	(3,500)
Net Interest Income After Provision for Loan and Lease Losses	46,937	30,853	2,833	18,726	99,349
Non-Interest Income	24,388	12,141	12,985	5,334	54,848
	71,325	42,994	15,818	24,060	154,197
Non-Interest Expense	(44,560)	(22,928)	(13,226)	(4,411)	(85,125)
Income Before Income Taxes	26,765	20,066	2,592	19,649	69,072
Provision for Income Taxes	(9,903)	(7,423)	(959)	(6,555)	(24,840)
Allocated Net Income	16,862	12,643	1,633	13,094	44,232
Allowance Funding Value	(148)	(688)	(6)	842	—
GAAP Provision	2,587	2,730	(1)	(8,816)	(3,500)
Economic Provision	(3,510)	(2,821)	(99)	(3)	(6,433)
Tax Effect of Adjustments	396	288	39	2,951	3,674
Income Before Capital Charge	16,187	12,152	1,566	8,068	37,973
Capital Charge	(5,485)	(5,129)	(1,307)	(8,231)	(20,152)
Net Income (Loss) After Capital Charge (NIACC)	$10,702	$7,023	$259	$(163)	$17,821

RAROC (ROE for the Company)	33%	26%	13%	28%	24%

Total Assets at June 30, 2004	$3,693,382	$2,331,951	$114,038	$3,549,398	$9,688,769

Business Segment Selected Financial Information (Unaudited)					Table 14b

			Investment	Treasury
	Retail	Commercial	Services	and Other	Consolidated
(dollars in thousands)	Banking	Banking	Group	Corporate	Total
Six Months Ended June 30, 2005
Net Interest Income	$106,562	$70,087	$6,111	$18,937	$201,697
Provision for Loan and Lease Losses	7,016	652	(1)	(7,667)	—
Net Interest Income After Provision for Loan and Lease Losses	99,546	69,435	6,112	26,604	201,697
Non-Interest Income	49,322	20,266	28,855	4,546	102,989
	148,868	89,701	34,967	31,150	304,686
Non-Interest Expense	(85,618)	(43,579)	(26,911)	(3,759)	(159,867)
Income Before Income Taxes	63,250	46,122	8,056	27,391	144,819
Provision for Income Taxes	(23,403)	(16,999)	(2,981)	(9,485)	(52,868)
Allocated Net Income	39,847	29,123	5,075	17,906	91,951
Allowance Funding Value	(331)	(1,202)	(12)	1,545	—
GAAP Provision	7,016	652	(1)	(7,667)	—
Economic Provision	(6,941)	(4,890)	(193)	(2)	(12,026)
Tax Effect of Adjustments	94	2,013	76	2,267	4,450
Income Before Capital Charge	39,685	25,696	4,945	14,049	84,375
Capital Charge	(10,880)	(9,198)	(2,769)	(18,324)	(41,171)
Net Income (Loss) After Capital Charge (NIACC)	$28,805	$16,498	$2,176	$(4,275)	$43,204

RAROC (ROE for the Company)	40%	31%	20%	17%	25%

Total Assets at June 30, 2005	$3,789,519	$2,533,496	$192,378	$3,544,297	$10,059,690

Six Months Ended June 30, 2004
Net Interest Income	$99,681	$67,602	$5,645	$18,952	$191,880
Provision for Loan and Lease Losses	5,334	2,477	48	(11,359)	(3,500)
Net Interest Income After Provision for Loan and Lease Losses	94,347	65,125	5,597	30,311	195,380
Non-Interest Income	45,403	22,573	27,426	8,288	103,690
	139,750	87,698	33,023	38,599	299,070
Non-Interest Expense	(87,777)	(46,072)	(26,256)	(8,042)	(168,147)
Income Before Income Taxes	51,973	41,626	6,767	30,557	130,923
Provision for Income Taxes	(19,230)	(15,381)	(2,504)	(9,777)	(46,892)
Allocated Net Income	32,743	26,245	4,263	20,780	84,031
Allowance Funding Value	(277)	(1,425)	(14)	1,716	—
GAAP Provision	5,334	2,477	48	(11,359)	(3,500)
Economic Provision	(6,906)	(5,598)	(193)	(5)	(12,702)
Tax Effect of Adjustments	684	1,682	59	3,570	5,995
Income Before Capital Charge	31,578	23,381	4,163	14,702	73,824
Capital Charge	(11,255)	(10,395)	(2,590)	(17,950)	(42,190)
Net Income (Loss) After Capital Charge (NIACC)	$20,323	$12,986	$1,573	$(3,248)	$31,634

RAROC (ROE for the Company)	31%	25%	18%	27%	22%

Total Assets at June 30, 2004	$3,693,382	$2,331,951	$114,038	$3,549,398	$9,688,769

CORPORATE RISK PROFILE

Credit Risk

Credit Risk is defined as the risk that borrowers or counterparties will not be able to repay their obligations to the Company.  Credit exposures reflect legally binding commitments for loans, leases, banker’s acceptances, financial and performance standby letters of credit and overnight overdrafts.

The Company’s credit risk position remained generally stable during the first six months of 2005.  The Company continued to observe lower levels of internally criticized loans, non-performing assets and loans charged-off.  The ratio of non-accrual loans to total loans at June 30, 2005 was 0.16%, slightly reduced from 0.23% at December 31, 2004.  Net loan charge-offs (annualized) for the first six months of 2005 as a percent of average loans outstanding was 0.25%, an increase from 0.02% from same prior year period, due to a $6.0 million recovery of a previously charged-off loan from the divested Asia business in the second quarter of 2004.

The risk profile of the Hawaii and Guam-based loan portfolios continued to improve, primarily due to the expanding local economies led by the construction and real estate industries and record levels of tourism.

Outstandings related to the aircraft operations of domestic legacy carriers as of June 30, 2005 were $19.3 million and are included in the United States National Passenger Carriers total, as shown in Table 15 below.  Relative to the Company’s total portfolio, domestic legacy airline carriers continued to demonstrate a higher risk profile with negative trends due to sustained high oil prices.  In the evaluation of the reserve for credit losses, the Company considered the current financial strain on airlines, which offset the impact of the improvement in other components of the loan portfolio.

Air Transportation Credit Exposure [1] (Unaudited)					Table 15

	June 30, 2005			Dec. 31, 2004	June 30, 2004
		Unused	Total	Total	Total
(dollars in thousands)	Outstanding	Commitments	Exposure	Exposure	Exposure
United States Regional Passenger Carriers	$41,556	$7,191	$48,747	$54,981	$58,491
United States National Passenger Carriers	37,638	—	37,638	37,377	37,581
Passenger Carriers Based Outside United States	22,249	—	22,249	25,910	30,325
Cargo Carriers	13,475	—	13,475	13,771	14,122
Total Air Transportation	$114,918	$7,191	$122,109	$132,039	$140,519

1 Exposure includes loans, leveraged leases and operating leases.

Non-Performing Assets

Non-performing assets (“NPAs”) consist of non-accrual loans, foreclosed real estate and other investments.  NPAs decreased by $2.9 million from December 31, 2004 to $10.9 million as of June 30, 2005.

Impaired loans totaled $1.8 million at June 30, 2005, a decrease of $2.0 million from $3.8 million at December 31, 2004.  Impaired loans had a related allowance for loans of less than $0.1 million at June 30, 2005 and December 31, 2004.

Loans Past Due 90 Days or More and Still Accruing Interest

Accruing loans past due 90 days or more were $4.9 million at June 30, 2005, an increase of $2.9 million from December 31, 2004.  The increase was primarily due to a commercial mortgage in Guam that was past its maturity, but current in payments.  In early July 2005, the maturity date of this loan was formally extended.

Refer to Table 16 for further information on non-performing assets and accruing loans past due 90 days or more.

Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More (Unaudited)				Table 16

	June 30,	March 31,	December 31,	June 30,
(dollars in thousands)	2005	2005	2004	2004
Non-Performing Assets
Non-Accrual Loans
Commercial
Commercial and Industrial	$430	$470	$683	$680
Commercial Mortgage	1,739	1,922	2,106	5,649
Lease Financing	1,586	2,418	2,973	1,948
Total Commercial	3,755	4,810	5,762	8,277
Consumer
Residential Mortgage	6,035	7,503	7,688	7,688
Home Equity	156	185	218	306
Total Consumer	6,191	7,688	7,906	7,994
Total Non-Accrual Loans	9,946	12,498	13,668	16,271
Foreclosed Real Estate	292	183	191	4,889
Other Investments	682	684	—	—
Total Non-Performing Assets	$10,920	$13,365	$13,859	$21,160

Accruing Loans Past Due 90 Days or More
Commercial
Commercial and Industrial	$9	$29	$52	$19
Commercial Mortgage	2,213	2,243	—	693
Total Commercial	2,222	2,272	52	712
Consumer
Residential Mortgage	1,310	604	387	698
Purchased Home Equity	—	70	183	32
Other Revolving Credit and Installment	1,417	1,417	1,433	1,142
Lease Financing	—	—	30	57
Total Consumer	2,727	2,091	2,033	1,929
Total Accruing Loans Past Due 90 Days or More	$4,949	$4,363	$2,085	$2,641

Total Loans and Leases	$6,151,418	$6,015,790	$5,986,930	$5,787,314

Ratio of Non-Accrual Loans to Total Loans	0.16%	0.21%	0.23%	0.28%

Ratio of Non-Performing Assets to Total Loans, Foreclosed Real Estate and Other Investments	0.18%	0.22%	0.23%	0.37%

Ratio of Non-Performing Assets and Accruing Loans Past Due 90 Days or More to Total Loans	0.26%	0.29%	0.27%	0.41%

Quarter to Quarter Changes In Non-Performing Assets
Balance at Beginning of Quarter	$13,365	$13,859	$15,977	$27,866
Additions	3,088	2,796	5,164	3,909
Reductions
Payments	(5,097)	(2,202)	(6,435)	(4,232)
Return to Accrual	(392)	(698)	(456)	(2,700)
Sales of Foreclosed Assets	—	(129)	(206)	(147)
Charge-offs/Write-downs	(44)	(261)	(185)	(3,536)
Total Reductions	(5,533)	(3,290)	(7,282)	(10,615)
Balance at End of Quarter	$10,920	$13,365	$13,859	$21,160

Reserve for Credit Losses

The Company’s reserve for credit losses is comprised of two components, which are the Allowance for Loan and Lease Losses (“Allowance”) and the Reserve for Unfunded Commitments (“Unfunded Reserve”).  The Unfunded Reserve was reclassified on a prospective basis at December 31, 2004, from the Allowance to other liabilities in the Company’s Consolidated Statements of Condition.

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

The Allowance declined by $5.2 million at June 30, 2005 from December 31, 2004 primarily due to net loan charge-offs of $7.4 million.  The ratio of the Allowance to loans and leases outstanding was 1.65% at June 30, 2005, a decrease of 13 basis points from December 31, 2004 primarily due to the increase in loans outstanding.

The Unfunded Reserve declined by $2.2 million from December 31, 2004 primarily due to the cancellation of a letter of credit to an air transportation company.

The Allowance and the Unfunded Reserve are both increased and decreased through the Provision.  After considering net charge-offs, the changes in the Allowance and the Unfunded Reserve resulted in no Provision being recorded for the six months ended June 30, 2005.

A summary of the reserve for credit losses is presented in Table 17.

Consolidated Reserve for Credit Losses (Unaudited)				Table 17

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2005	2004	2005	2004
Balance at Beginning of Period	$109,906	$127,185	$113,596	$129,080
Loans Charged-Off
Commercial
Commercial and Industrial	581	3,328	1,155	3,715
Commercial Mortgage	—	—	—	574
Lease Financing	—	379	—	607
Consumer
Residential Mortgage	67	319	382	464
Home Equity	—	9	—	9
Purchased Home Equity	406	201	698	291
Other Revolving Credit and Installment	4,546	4,564	9,128	9,219
Lease Financing	29	28	63	64
Total Loans Charged-Off	5,629	8,828	11,426	14,943
Recoveries on Loans Previously Charged-Off
Commercial
Commercial and Industrial	211	1,245	753	2,199
Commercial Mortgage	32	151	94	840
Construction	—	—	—	435
Lease Financing	130	1	162	16
Consumer
Residential Mortgage	189	304	295	598
Home Equity	5	101	30	140
Purchased Home Equity	120	57	154	57
Other Revolving Credit and Installment	1,166	1,703	2,453	3,366
Lease Financing	33	16	52	71
Foreign	—	6,469	—	6,545
Total Recoveries on Loans Previously Charged-Off	1,886	10,047	3,993	14,267
Net Loan Recoveries (Charge-Offs)	(3,743)	1,219	(7,433)	(676)
Provision for Loan and Lease Losses	—	(3,500)	—	(3,500)
Balance at End of Period [1]	$106,163	$124,904	$106,163	$124,904
Components
Allowance for Loan and Lease Losses	$101,587	$124,904	$101,587	$124,904
Reserve for Unfunded Commitments [2]	4,576	—	4,576	—
Total Reserve for Credit Losses	$106,163	$124,904	$106,163	$124,904
Average Loans Outstanding	$6,090,149	$5,772,926	$6,045,609	$5,757,647
Ratio of Net Loan (Recoveries) Charge-Offs to Average Loans Outstanding (annualized)	0.25%	(0.08)%	0.25%	0.02%
Ratio of Allowance to Loans and Leases Outstanding [2]	1.65%	2.16%	1.65%	2.16%

1    Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the Consolidated Statements of Condition.

2    The reclassification of the reserve for unfunded commitments to other liabilities occurred in the fourth quarter of 2004 on a prospective basis. Thus, June 30, 2004 allowance for loan and lease losses and reserve for unfunded commitments were reported together. At June 30, 2004, the reserve for unfunded commitments was $5.4 million.

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

Interest Rate Risk

The Company’s balance sheet is sensitive to changes in the general level of interest rates.  This interest rate risk is a form of market risk and arises primarily from the Company’s normal business activities of making loans and taking deposits.  Many other factors also affect the Company’s exposure to changes in interest rates, such as general economic and financial conditions and historical pricing relationships.

Table 18 presents, as of June 30, 2005, December 31, 2004 and June 30, 2004, the estimate of the change in net interest income (“NII”) that would result from a gradual 200 basis point decrease or increase in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for NII.  The 200 basis point increase would equate to an average increase of $1.8 million in NII per quarter.  The Company’s balance sheet continues to be asset-sensitive based on a parallel increase in rates over the entire yield curve over the next 12-month period.

Market Risk Exposure to Interest Rate Changes (Unaudited)	Table 18

	June 30, 2005		December 31, 2004		June 30, 2004
	Interest Rate Change		Interest Rate Change		Interest Rate Change
	(in basis points)		(in basis points)		(in basis points)
(dollars in thousands)	-200	+200	-200	+200	-200	+200
Estimated Exposure as a Percent of Net Interest Income	(4.7)%	1.8%	(6.5)%	2.0%	(5.0)%	2.8%
Estimated Exposure to Net Interest Income Per Quarter	$(4,779)	$1,830	$(6,347)	$1,953	$(4,823)	$2,701

The Company uses several approaches to manage its interest rate risk in an effort to shift balance sheet mix or alter the interest rate characteristics of its assets and liabilities.  These approaches can include changing product pricing strategies, modifying investment portfolio characteristics, or using financial derivative instruments.  The use of financial derivatives has been limited over the past several years.

Liquidity Management

Liquidity is managed in an effort to ensure that the Company has continuous access to sufficient, cost effective funding to conduct its business and meet its obligations as they become due in a normal manner.

The Bank is a member of the FHLB, which provides an additional source of short- and long-term funding.  Borrowings from the FHLB were $77.5 million at June 30, 2005, compared to $87.5 million at December 31, 2004 and $62.5 million at June 30, 2004.  The decrease from December 31, 2004 was due to a $10.0 million advance that matured in the first quarter of 2005.

Additionally, the Bank maintains a $1.0 billion senior and subordinated bank note program.  Under this facility, the Bank may issue additional notes provided that the aggregate amount outstanding does not exceed $1.0 billion.  Subordinated notes outstanding under this bank note program totaled $124.8 million at June 30, 2005 and December 31, 2004 and $124.7 million at June 30, 2004.

Capital Management

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies.  The Company’s objective is to hold sufficient capital on a regulatory basis to exceed the minimum guidelines of a “well capitalized” financial institution, while over the long term optimize shareholder value, support asset growth, provide protection against unforeseen losses and risks inherent in its markets and comply with regulatory requirements.

At June 30, 2005, shareholders’ equity totaled $712.2 million, a 13% decrease from December 31, 2004.  The decrease in shareholders’ equity during the first six months of 2005 was primarily attributable to the Company’s repurchase of its common stock under the repurchase program and to dividends paid, partially offset by earnings.

During the six months ended June 30, 2005, 3.7 million shares of common stock were repurchased under the repurchase program at an average cost of $47.41 per share, totaling $173.5 million.  From the beginning of the share repurchase program in July 2001 through June 30, 2005, the Company repurchased a total of 38.6 million shares and returned a total of $1.3 billion to its shareholders at an average cost of $32.67 per share.  From July 1, 2005 through July 22, 2005, the Company repurchased an additional 75,000 shares of common stock at an average cost of $52.90 per share for a total of $4.0 million, resulting in remaining buyback authority under the share repurchase program of $85.1 million.

In July 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per share on the Company’s outstanding shares.  The dividend will be payable on September 15, 2005 to shareholders of record at the close of business on August 29, 2005.

Table 19 presents the regulatory capital and ratios as of June 30, 2005, December 31, 2004 and June 30, 2004.

	Regulatory Capital and Ratios (Unaudited)			Table 19

	(dollars in thousands)	June 30, 2005	December 31, 2004	June 30, 2004
	Regulatory Capital
	Shareholders’ Equity	$712,169	$814,834	$699,438
Add:	8.25% Capital Securities of Bancorp Hawaii Capital Trust I	31,425	31,425	31,425
Less:	Goodwill	34,959	36,216	36,216
	Unrealized Valuation and Other Adjustments	(301)	5,251	(10,776)
	Tier 1 Capital	708,936	804,792	705,423
	Allowable Reserve for Credit Losses	86,673	83,292	79,889
	Qualifying Subordinated Debt	74,870	99,808	99,787
	Unrealized Gains on Available for Sale Equity Securities	16	31	48
	Total Regulatory Capital	$870,495	$987,923	885,147

	Risk–Weighted Assets	$6,915,245	$6,633,082	$6,346,134

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio	10.25%	12.13%	11.12%
	Total Capital Ratio	12.59%	14.89%	13.95%
	Leverage Ratio	7.18%	8.29%	7.16%

Financial Outlook

The Company’s earnings estimate of approximately $176.0 million to $179.0 million in net income for the full year of 2005 remains unchanged.  The Company performs a quarterly analysis of credit quality to determine the adequacy of the reserve for credit losses.  The results of this analysis determine the timing and amount of the Provision.  Earnings per share and return on equity projections continue to be dependent upon, among other things, the terms and timing of share repurchases.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first six months of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

None.

Part II. - Other Information

Items 1, 3 and 5 omitted pursuant to instructions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 1 - 30, 2005	627,100	$45.45	627,100	$121,411,025
May 1 - 31, 2005	483,968	48.77	475,000	98,242,976
June 1 - 30, 2005	187,559	49.22	186,500	89,063,461
Total	1,298,627	$47.23	1,288,600

1 The months of May and June included 8,968 and 1,059 mature shares, respectively, purchased from employees in connection with stock option exercises. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Company’s common stock on the dates of purchase.

2 The Company repurchased shares during the second quarter of 2005 pursuant to its ongoing share repurchase program that was first announced in July 2001. As of July 22, 2005, $85.1 million remained of the total $1.35 billion total repurchase amount authorized by the Company’s Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual shareholders meeting held on April 29, 2005, the following matters were submitted to a vote of the shareholders:

a.               Election of Directors to the Board of Directors: *

Peter D. Baldwin:
Votes cast for:	45,418,466
Votes withheld:	1,642,067

Michael J. Chun:
Votes cast for:	46,303,311
Votes withheld:	757,222

Robert Huret:
Votes cast for:	46,308,099
Votes withheld:	752,434

Donald M. Takaki:
Votes cast for:	45,639,136
Votes withheld:	1,421,397

b.              Approval of Bank of Hawaii Corporation Amended and Restated Director Stock Compensation Plan **

Votes cast for:	35,517,651
Votes cast against:	2,895,297
Broker non-votes:	7,840,865
Abstentions:	806,720

c.               Ratification of Selection of an Independent Registered Public Accounting Firm - Ernst & Young, LLP

Votes cast for:	45,399,381
Votes cast against:	1,577,434
Abstentions:	83,718

*      The directors are elected by a plurality of the votes cast; therefore, votes cast in the election could not be recorded against or as an abstention, nor could broker non-votes be recorded.

**    A broker non-vote had no effect on this proposal and an abstention had the same effect as a vote against the proposal.

Item 6.    Exhibits

Exhibit Index

Exhibit Number

10.1	Bank of Hawaii Corporation Amended and Restated Director Stock Compensation Plan - Restricted Stock Agreement for April 29, 2005 Grant

10.2	Bank of Hawaii Corporation Amended and Restated Director Stock Compensation Plan - Stock Option Agreement for April 29, 2005 Grant

12	Statement Regarding Computation of Ratios

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32	Section 1350 Certification, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2005		Bank of Hawaii Corporation and Subsidiaries

	By:	/s/ Allan R. Landon
Allan R. Landon
Chairman of the Board,
Chief Executive Officer and President

	By:	/s/ Richard C. Keene
Richard C. Keene
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

10.1	Bank of Hawaii Corporation Amended and Restated Director Stock Compensation Plan - Restricted Stock Agreement for April 29, 2005 Grant

10.2	Bank of Hawaii Corporation Amended and Restated Director Stock Compensation Plan - Stock Option Agreement for April 29, 2005 Grant

12	Statement Regarding Computation of Ratios

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32	Section 1350 Certification, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002