Form 10-Q
period 2005-09-30
BANK OF HAWAII CORP
filed 2005-10-26
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

or

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

Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).

Yes  ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value; outstanding at October 21, 2005 – 51,316,630 shares

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except per share amounts)	2005	2004	2005	2004
Interest Income
Interest and Fees on Loans and Leases	$94,381	$82,079	$270,967	$243,853
Income on Investment Securities - Available for Sale	28,482	24,543	83,788	67,134
Income on Investment Securities - Held to Maturity	5,109	6,370	16,461	20,057
Deposits	57	496	116	3,373
Funds Sold	935	108	1,175	702
Other	270	801	990	2,524
Total Interest Income	129,234	114,397	373,497	337,643
Interest Expense
Deposits	15,766	8,990	40,947	26,750
Securities Sold Under Agreements to Repurchase	6,796	2,085	14,683	6,233
Funds Purchased	901	683	2,785	1,420
Short-Term Borrowings	50	15	127	43
Long-Term Debt	3,761	3,845	11,298	12,538
Total Interest Expense	27,274	15,618	69,840	46,984
Net Interest Income	101,960	98,779	303,657	290,659
Provision for Credit Losses	3,000	—	3,000	(3,500)
Net Interest Income After Provision for Credit Losses	98,960	98,779	300,657	294,159
Non-Interest Income
Trust and Asset Management	14,052	12,672	42,732	39,531
Mortgage Banking	2,618	1,711	7,802	6,496
Service Charges on Deposit Accounts	10,046	9,472	29,794	28,962
Fees, Exchange, and Other Service Charges	15,394	13,741	44,441	41,223
Investment Securities Gains (Losses)	8	—	345	(37)
Insurance	5,324	5,423	15,442	15,007
Other	8,074	10,035	17,949	25,562
Total Non-Interest Income	55,516	53,054	158,505	156,744
Non-Interest Expense
Salaries and Benefits	44,366	46,566	132,991	139,256
Net Occupancy	9,896	9,812	28,630	28,741
Net Equipment	5,335	5,847	16,183	17,610
Professional Fees	5,689	3,428	11,645	10,632
Other	19,310	18,537	55,014	56,098
Total Non-Interest Expense	84,596	84,190	244,463	252,337
Income Before Income Taxes	69,880	67,643	214,699	198,566
Provision for Income Taxes	25,051	24,576	77,919	71,468
Net Income	$44,829	$43,067	$136,780	$127,098
Basic Earnings Per Share	$0.87	$0.82	$2.62	$2.40
Diluted Earnings Per Share	$0.85	$0.78	$2.55	$2.26
Dividends Declared Per Share	$0.33	$0.30	$0.99	$0.90
Basic Weighted Average Shares	51,385,840	52,390,081	52,221,345	53,053,770
Diluted Weighted Average Shares	52,844,961	55,472,868	53,745,612	56,297,277

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

	September 30,	December 31,	September 30,
(dollars in thousands)	2005	2004	2004
Assets
Interest-Bearing Deposits	$10,119	$4,592	$29,976
Investment Securities - Available for Sale
Held in Portfolio	2,381,462	2,483,719	2,328,327
Pledged as Collateral	172,500	—	—
Investment Securities - Held to Maturity (Fair Value of $475,884, $585,836, and $624,587)	485,041	589,908	630,276
Funds Sold	10,000	21,000	25,000
Loans Held for Sale	18,095	17,642	18,595
Loans and Leases	6,202,546	5,986,930	5,815,575
Allowance for Loan and Lease Losses	(91,654)	(106,796)	(124,651)
Net Loans	6,110,892	5,880,134	5,690,924
Total Earning Assets	9,188,109	8,996,995	8,723,098
Cash and Non-Interest-Bearing Deposits	296,152	225,359	290,974
Premises and Equipment	135,952	146,095	149,698
Customers’ Acceptance Liability	1,081	1,406	920
Accrued Interest Receivable	40,898	36,044	36,074
Foreclosed Real Estate	413	191	208
Mortgage Servicing Rights	18,049	18,769	19,995
Goodwill	34,959	36,216	36,216
Other Assets	369,622	305,116	337,626
Total Assets	$10,085,235	$9,766,191	$9,594,809
Liabilities
Deposits
Non-Interest-Bearing Demand	$1,890,904	$1,977,703	$1,898,602
Interest-Bearing Demand	1,716,306	1,536,323	1,471,836
Savings	2,880,066	2,960,351	2,991,386
Time	1,269,310	1,090,290	1,051,416
Total Deposits	7,756,586	7,564,667	7,413,240
Securities Sold Under Agreements to Repurchase	756,407	568,981	682,630
Funds Purchased	172,365	149,635	69,755
Short-Term Borrowings	8,537	15,000	11,939
Banker’s Acceptances Outstanding	1,081	1,406	920
Retirement Benefits Payable	67,136	65,708	62,976
Accrued Interest Payable	9,416	7,021	6,162
Taxes Payable and Deferred Taxes	276,678	229,928	249,265
Other Liabilities	98,026	96,373	88,596
Long-Term Debt	242,692	252,638	252,619
Total Liabilities	9,388,924	8,951,357	8,838,102
Shareholders’ Equity
Common Stock ($.01 par value); authorized 500,000,000 shares; issued / outstanding: September 2005 - 81,722,233 / 51,282,537, December 2004 - 81,711,752 / 54,960,857, September 2004 - 81,710,695 / 53,021,591	815	813	813
Capital Surplus	463,084	450,998	413,696
Accumulated Other Comprehensive Income (Loss)	(34,697)	(12,917)	(5,698)
Retained Earnings	1,366,058	1,282,425	1,277,615
Deferred Stock Grants	(5,974)	(8,433)	(9,490)
Treasury Stock, at Cost (Shares: September 2005 - 30,439,696, December 2004 - 26,750,895, September 2004 - 28,689,104)	(1,092,975)	(898,052)	(920,229)
Total Shareholders’ Equity	696,311	814,834	756,707
Total Liabilities and Shareholders’ Equity	$10,085,235	$9,766,191	$9,594,809

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accum.
				Other
				Compre-
				hensive		Deferred		Compre-
		Common	Capital	Income	Retained	Stock	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	(Loss)	Earnings	Grants	Stock	Income

Balance at December 31, 2004	$814,834	$813	$450,998	$(12,917)	$1,282,425	$(8,433)	$(898,052)
Comprehensive Income:
Net Income	136,780	—	—	—	136,780	—	—	$136,780
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	(21,780)	—	—	(21,780)	—	—	—	(21,780)
Total Comprehensive Income								$115,000

Common Stock Issued under Stock Plans and Related Tax Benefits (803,278 shares)	33,268	2	12,086	—	(1,353)	2,459	20,074
Treasury Stock Purchased (4,478,932 shares)	(214,997)	—	—	—	—	—	(214,997)
Cash Dividends Paid	(51,794)	—	—	—	(51,794)	—	—
Balance at September 30, 2005	$696,311	$815	$463,084	$(34,697)	$1,366,058	$(5,974)	$(1,092,975)

Balance at December 31, 2003	$793,132	$807	$391,701	$(5,711)	$1,199,077	$(8,309)	$(784,433)
Comprehensive Income:
Net Income	127,098	—	—	—	127,098	—	—	$127,098
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	13	—	—	13	—	—	—	13
Total Comprehensive Income								$127,111

Common Stock Issued under Stock Plans and Related Tax Benefits (2,305,545 shares)	71,984	6	21,995	—	(434)	(1,181)	51,598
Treasury Stock Purchased (4,209,363 shares)	(187,394)	—	—	—	—	—	(187,394)
Cash Dividends Paid	(48,126)	—	—	—	(48,126)	—	—
Balance at September 30, 2004	$756,707	$813	$413,696	$(5,698)	$1,277,615	$(9,490)	$(920,229)

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2005	2004

Operating Activities
Net Income	$136,780	$127,098
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	3,000	(3,500)
Goodwill Impairment	1,257	—
Depreciation and Amortization	14,056	15,688
Amortization of Deferred Loan and Lease Fees and Premium, Net	(496)	(1,794)
Amortization/Accretion of Premiums/Discounts on Investment Securities, Net	7,139	9,803
Deferred Stock Grants	3,892	3,767
Deferred Income Taxes	8,911	14,001
Net (Gain) Loss on Investment Securities	(345)	37
Proceeds from Sales of Loans Held for Sale	346,950	308,485
Originations of Loans Held for Sale	(347,403)	(317,869)
Net Change in Other Assets and Other Liabilities	(6,342)	(14,079)
Net Cash Provided by Operating Activities	167,399	141,637

Investing Activities
Proceeds from Sales and Redemptions of Investment Securities-Available for Sale	503,818	473,386
Purchases of Investment Securities-Available for Sale	(613,559)	(818,969)
Proceeds from Redemptions of Investment Securities-Held to Maturity	103,534	165,749
Purchases of Investment Securities-Held to Maturity	—	(70,238)
Net Increase in Loans and Leases	(230,975)	(57,535)
Net Increase in Premises and Equipment	(3,913)	(1,382)
Net Cash Used by Investing Activities	(241,095)	(308,989)

Financing Activities
Net Increase in Demand Deposits	93,184	80,180
Net (Decrease) Increase in Savings Deposits	(80,285)	158,007
Net Increase (Decrease) in Time Deposits	179,020	(157,726)
Net Increase in Short-Term Borrowings	203,693	169,787
Proceeds from Long-Term Debt	—	25,000
Repayments of Long-Term Debt	(10,000)	(96,449)
Proceeds from Issuance of Common Stock	20,195	51,793
Repurchase of Common Stock	(214,997)	(187,394)
Cash Dividends Paid	(51,794)	(48,126)
Net Cash Provided (Used) by Financing Activities	139,016	(4,928)

Increase (Decrease) in Cash and Cash Equivalents	65,320	(172,280)
Cash and Cash Equivalents at Beginning of Period	250,951	518,230
Cash and Cash Equivalents at End of Period	$316,271	$345,950

Non-Cash Investing Activity:

In September 2004, the Company transferred a $4.0 million foreclosed real estate property to premises and equipment.

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K.  Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(dollars in thousands except per share and option data)		2005	2004 [1]	2005	2004 [1]

Net Income, as reported		$44,829	$43,067	$136,780	$127,098
Less:	Total Stock-Based Employee Compensation Expense Associated with Stock Options Determined Under Fair Value Method for All Option Awards, Net of Related Tax Effects [2]	(482)	(813)	(1,682)	(3,482)
Pro Forma Net Income		$44,347	$42,254	$135,098	$123,616

Earnings Per Share:
Basic-as reported		$0.87	$0.82	$2.62	$2.40
Basic-pro forma		0.86	0.81	2.59	2.33
Diluted-as reported		0.85	0.78	2.55	2.26
Diluted-pro forma		0.84	0.76	2.51	2.20

1       Prior period amounts restated to account for forfeitures and adjustment to dividend yield calculation.

2       A Black-Scholes option pricing model was used to determine the fair values of the options granted.

Recently Issued and Proposed Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123.  SFAS No. 123(R) supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows.  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense through the income statement based on estimated fair value at issue date.  Pro forma disclosure will no longer be an alternative.  On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in-implementation process for SFAS No. 123(R).  Under this process, the Company will be required to adopt SFAS No. 123(R) no later than the beginning of the first fiscal year that begins after June 15, 2005.  The Company plans to adopt SFAS No. 123(R) on January 1, 2006.

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

Note 3.           Pension Plans and Postretirement Benefit Plan

The components of net periodic cost for the aggregated pension plans and the postretirement benefit plan for the three and nine months ended September 30, 2005 and 2004 are presented in the following table:

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2005	2004	2005	2004
Three Months Ended September 30,
Service Cost	$—	$—	$270	$247
Interest Cost	1,126	1,092	475	443
Expected Return on Plan Assets	(1,183)	(1,182)	—	—
Amortization of Unrecognized Net Transition Obligation	—	—	147	147
Recognized Net Actuarial Loss (Gain)	427	328	(42)	(156)
Total Net Periodic Cost	$370	$238	$850	$681

Nine Months Ended September 30,
Service Cost	$—	$—	$810	$741
Interest Cost	3,376	3,275	1,425	1,329
Expected Return on Plan Assets	(3,553)	(3,546)	—	—
Amortization of Unrecognized Net Transition Obligation	—	—	440	441
Recognized Net Actuarial Loss (Gain)	1,268	984	(125)	(468)
Total Net Periodic Cost	$1,091	$713	$2,550	$2,043

There were no significant changes from the previously reported $1.8 million in total annual contributions expected to be paid during 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report, including the statements under the caption “Financial Outlook,” contains, and other statements made by the Company may contain, forward-looking statements concerning, among other things, the economic and business environment in the Company’s service area and elsewhere, growth in the lending portfolio, credit quality, anticipated net income and other financial and business matters in future periods.  The Company’s forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected for a variety of reasons, including, but not limited to: 1) unanticipated changes in business and economic conditions, the competitive environment, fiscal and monetary policies, taxing authority interpretations, legislation in Hawaii and the other markets the Company serves, or the timing and interpretation of accounting standards; 2) changes in the Company’s credit quality or risk profile which may increase or decrease the required level of reserve for credit losses; 3) changes in market interest rates that may affect the Company’s credit markets and ability to maintain the Company’s net interest margin; 4) unpredictable costs and other consequences of legal or regulatory matters involving the Company, including those identified in Exhibit 99.1; 5) changes to the amount and timing of the Company’s proposed equity repurchases; 6) real or threatened acts of war or terrorist activity affecting business conditions; and 7) adverse weather, public health and other natural conditions impacting the Company and its customers’ operations.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements.  The Company does not undertake any obligation to update forward-looking statements to reflect later events or circumstances.

OVERVIEW

The Company is in the second year of its 2004-2006 plan (the “Plan”), which continues to build on the governing objective of maximizing shareholder value over time.  This objective was established in the previous three-year strategic plan.

The Plan consists of five key elements:

•                  Accelerate revenue growth in our island markets

•                  Better integrate our business segments

•                  Continue to develop our management teams

•                  Improve operating efficiency

•                  Maintain a culture of dependable risk and capital management

During the first nine months of 2005, the Company continued to meet the key financial objectives of the Plan.  Results for the first nine months of 2005 compared to the same period in 2004 were as follows:

•                  Diluted earnings per share were $2.55, an increase of 12.8%

•                  The net interest margin was 4.36%, an increase of seven basis points

•                  Return on average assets increased to 1.83% from 1.74%

•                  Return on average equity increased to 24.72% from 22.48%

As of September 30, 2005, loans and leases outstanding increased 7% and deposits increased 5% compared to September 30, 2004.  Total revenue, consisting of net interest income and non-interest income, for the first nine months of 2005, increased 3% from the same prior year period resulting in growth in operating income, defined as revenue less non-interest expense, of 12%.  The Company’s net income for the first nine months of 2005 was $136.8 million, an increase of 7.6% from $127.1 million reported in the same prior year period.

The Company continues to better integrate its three primary business segments – Retail Banking, Commercial Banking and the Investment Services Group – through improved processes, training and communications.  As a result, customer’s needs are better addressed and relationships continue to strengthen.

Operating efficiency improved in the first nine months of 2005 compared to the same period in 2004, as the Company continues to improve processes.  The efficiency ratio for the first nine months of 2005 was 52.90% compared to 56.40% in the same period in 2004.

Risk and capital continue to be managed in a dependable and disciplined manner.  As of September 30, 2005, the ratio of non-accrual loans to total loans was 0.12% and the leverage ratio was 6.98%.

The Company’s overall financial results are more fully discussed in the following sections of this report.

Table 1 presents the Company’s financial highlights for the three and nine months ended September 30, 2005 and 2004.

Highlights (Unaudited)	Table 1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except per share amounts)	2005	2004	2005	2004
For the Period:
Interest Income	$129,234	$114,397	$373,497	$337,643
Net Interest Income	101,960	98,779	303,657	290,659
Net Income	44,829	43,067	136,780	127,098
Basic Earnings Per Share	0.87	0.82	2.62	2.40
Diluted Earnings Per Share	0.85	0.78	2.55	2.26
Dividends Declared Per Share	0.33	0.30	0.99	0.90

Net Income to Average Total Assets (ROA)	1.74%	1.77%	1.83%	1.74%
Net Income to Average Shareholders’ Equity (ROE)	24.61	23.42	24.72	22.48
Net Interest Margin [1]	4.30	4.39	4.36	4.29
Efficiency Ratio [2]	53.72	55.45	52.90	56.40

Average Assets	$10,196,047	$9,668,495	$10,004,968	$9,746,283
Average Loans and Leases	6,170,302	5,796,350	6,087,629	5,770,642
Average Deposits	7,833,638	7,479,776	7,756,789	7,390,682
Average Shareholders’ Equity	722,758	731,583	739,721	755,075
Average Equity to Average Assets	7.09%	7.57%	7.39%	7.75%

	September 30,
	2005	2004
At Period End:
Net Loans	$6,110,892	$5,690,924
Total Assets	10,085,235	9,594,809
Deposits	7,756,586	7,413,240
Long-Term Debt	242,692	252,619
Shareholders’ Equity	696,311	756,707

Allowance to Loans and Leases Outstanding	1.48%	2.14%
Dividend Payout Ratio	37.80	37.57
Leverage Ratio	6.98	7.69

Book Value Per Common Share	$13.58	$14.27

Employees (FTE)	2,591	2,655
Branches and Offices	85	88

Market Price Per Share of Common Stock for the Quarter Ended:
Closing	$49.22	$47.25
High	54.44	48.07
Low	47.44	43.55

1     The net interest margin is defined as net interest income, on a fully-taxable equivalent basis, as a percentage of average earning assets.

2       The efficiency ratio is defined as non-interest expense divided by total revenue (net interest income and non-interest income).

ANALYSIS OF STATEMENT OF INCOME

Net Interest Income

Net interest income on a taxable equivalent basis for the three and nine month periods ended September 30, 2005 increased $3.2 million or 3% and $13.0 million or 4%, respectively, from the comparable periods in 2004.

The net interest margin for the three months ended September 30, 2005 was 4.30%, a nine basis point decrease from the same prior year period due to increases in short term borrowing rates.  The net interest margin for the first nine months of 2005 was 4.36%, a seven basis point increase from the same period in 2004 due to higher yield on investment securities and loans.

The increase in net interest income was primarily a result of higher income earned on the investment securities and loan portfolios. The increase in interest income on the investment securities portfolio was due to an increase in yields and average balances.

Interest income on commercial and industrial and home equity loans increased primarily due to higher average yields earned, which was consistent with increases in benchmark interest rates (e.g., prime), and an increase in average balances due to growth in the Hawaii economy as well as successful home equity loan promotions.

Partially offsetting these positive increases in interest income was an increase in interest expense resulting from selective increases in rates paid on interest-bearing deposits.  The Company’s average interest-bearing deposit rates increased by 30 basis points for the nine months ended September 30, 2005 compared to the same prior year period.

Average balances, related interest income and expenses and resulting yields and rates are presented in Table 2.  An analysis of change in net interest income is presented in Table 3.

Consolidated Average Balances and Interest Rates - Taxable Equivalent Basis (Unaudited)	Table 2

	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004			September 30, 2005			September 30, 2004
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$6.4	$0.1	3.55%	$82.6	$0.5	2.39%	$5.8	$0.1	2.69%	$246.4	$3.4	1.83%
Funds Sold	105.7	0.9	3.54	28.6	0.1	1.51	47.5	1.2	3.30	89.4	0.7	1.05
Investment Securities
Available for Sale	2,574.2	28.5	4.43	2,325.5	24.6	4.23	2,536.3	83.9	4.41	2,154.9	67.2	4.16
Held to Maturity	507.5	5.1	4.03	659.0	6.3	3.87	541.8	16.5	4.05	696.1	20.1	3.84
Loans Held for Sale	17.0	0.3	5.82	11.3	0.2	5.74	15.1	0.6	5.66	15.8	0.7	5.53
Loans and Leases [1]
Commercial and Industrial	984.2	15.8	6.38	815.1	10.7	5.27	946.6	43.3	6.12	835.5	31.2	5.00
Construction	186.4	3.0	6.35	81.1	1.0	5.01	150.7	6.7	5.97	93.9	3.0	4.33
Commercial Mortgage	560.2	8.4	5.95	658.9	8.8	5.29	588.3	25.8	5.85	644.0	25.9	5.38
Residential Mortgage	2,352.3	33.7	5.73	2,280.8	32.1	5.62	2,341.0	99.3	5.65	2,292.7	97.6	5.67
Other Revolving Credit and Installment	742.6	15.9	8.52	705.6	15.1	8.53	739.7	46.4	8.39	680.0	43.9	8.62
Home Equity	758.2	12.2	6.40	583.7	7.1	4.83	718.9	32.5	6.04	536.0	19.0	4.74
Purchased Home Equity	88.7	0.6	2.71	155.2	1.7	4.29	102.8	2.4	3.15	179.5	6.2	4.59
Lease Financing	497.7	4.5	3.55	516.0	5.4	4.17	499.6	13.9	3.72	509.0	16.4	4.29
Total Loans and Leases	6,170.3	94.1	6.07	5,796.4	81.9	5.63	6,087.6	270.3	5.93	5,770.6	243.2	5.63
Other	79.4	0.3	1.35	78.7	0.8	4.05	66.6	1.0	1.99	78.1	2.5	4.32
Total Earning Assets [2]	9,460.5	129.3	5.44	8,982.1	114.4	5.08	9,300.7	373.6	5.36	9,051.3	337.8	4.98
Cash and Non-Interest-Bearing Deposits	316.1			316.9			312.5			316.9
Other Assets	419.4			369.5			391.8			378.1
Total Assets	$10,196.0			$9,668.5			$10,005.0			$9,746.3

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,730.7	2.9	0.66	$1,471.0	0.9	0.24	$1,672.5	6.9	0.56	$1,410.6	1.9	0.19
Savings	2,890.2	5.3	0.73	2,998.4	3.2	0.43	2,944.1	14.5	0.66	2,927.5	9.6	0.44
Time	1,241.9	7.6	2.42	1,078.4	4.9	1.81	1,172.3	19.5	2.22	1,132.0	15.3	1.79
Total Interest-Bearing Deposits	5,862.8	15.8	1.07	5,547.8	9.0	0.64	5,788.9	40.9	0.95	5,470.1	26.8	0.65
Short-Term Borrowings	953.2	7.7	3.22	816.9	2.8	1.36	828.4	17.6	2.84	920.2	7.7	1.12
Long-Term Debt	242.7	3.8	6.19	246.8	3.8	6.22	244.7	11.3	6.16	294.8	12.5	5.67
Total Interest-Bearing Liabilities	7,058.7	27.3	1.53	6,611.5	15.6	0.94	6,862.0	69.8	1.36	6,685.1	47.0	0.94
Net Interest Income		$102.0			$98.8			$303.8			$290.8
Interest Rate Spread			3.91%			4.14%			4.00%			4.04%
Net Interest Margin			4.30%			4.39%			4.36%			4.29%
Non-Interest-Bearing Demand Deposits	1,970.9			1,932.0			1,967.9			1,920.6
Other Liabilities	443.7			393.4			435.4			385.5
Shareholders’ Equity	722.7			731.6			739.7			755.1
Total Liabilities and Shareholders’ Equity	$10,196.0			$9,668.5			$10,005.0			$9,746.3

1       Non-performing loans are included in the respective average loan balances.  Income, if any, on such loans is recognized on a cash basis.

2       Interest income includes taxable-equivalent basis adjustment based upon a statutory tax rate of 35%.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis (Unaudited)	Table 3

	Nine Months Ended Sept. 30, 2005 Compared to Sept. 30, 2004
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Interest-Bearing Deposits	$(4.4)	$1.1	$(3.3)
Funds Sold	(0.4)	0.9	0.5
Investment Securities
Available for Sale	12.5	4.2	16.7
Held to Maturity	(4.6)	1.0	(3.6)
Loans Held for Sale	(0.1)	—	(0.1)
Loans and Leases
Commercial and Industrial	4.5	7.6	12.1
Construction	2.3	1.4	3.7
Commercial Mortgage	(2.3)	2.2	(0.1)
Residential Mortgage	2.0	(0.3)	1.7
Other Revolving Credit and Installment	3.7	(1.2)	2.5
Home Equity	7.5	6.0	13.5
Purchased Home Equity	(2.2)	(1.6)	(3.8)
Lease Financing	(0.3)	(2.2)	(2.5)
Total Loans and Leases	15.2	11.9	27.1
Other	(0.3)	(1.2)	(1.5)
Total Change in Interest Income	17.9	17.9	35.8
Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.5	4.5	5.0
Savings	—	4.9	4.9
Time	0.5	3.7	4.2
Total Interest-Bearing Deposits	1.0	13.1	14.1
Short-Term Borrowings	(0.8)	10.7	9.9
Long-Term Debt	(2.3)	1.1	(1.2)
Total Change in Interest Expense	(2.1)	24.9	22.8
Change in Net Interest Income	$20.0	$(7.0)	$13.0

1       The changes for each category of interest income and expense are divided between the portion of changes attributable to the variance in volume or rate for that category.

Provision for Credit Losses

For the three and nine months ended September 30, 2005, the Company recorded a $3.0 million Provision for Credit Losses (“Provision”).  Before this quarter, the Company had not recorded a Provision expense since the quarter ended June 30, 2002.  For information on the reserve for credit losses, refer to the “Corporate Risk Profile – Reserve for Credit Losses” section of this report.

Non-Interest Income

Non-interest income increased $2.5 million or 5% and $1.8 million or 1% for the three and nine months ended September 30, 2005, respectively, from the comparable prior year periods.  Table 4 presents the components of non-interest income.

Non-Interest Income (Unaudited)	Table 4

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(dollars in thousands)	2005	2004	Change	2005	2004	Change
Trust and Asset Management	$14,052	$12,672	11%	$42,732	$39,531	8%
Mortgage Banking	2,618	1,711	53	7,802	6,496	20
Service Charges on Deposit Accounts	10,046	9,472	6	29,794	28,962	3
Fees, Exchange, and Other Service Charges	15,394	13,741	12	44,441	41,223	8
Investment Securities Gains (Losses)	8	—	n.m.	345	(37)	n.m.
Insurance	5,324	5,423	(2)	15,442	15,007	3
Other Income:
Gain on the Sale of Leased Assets	3,604	5,437	(34)	4,941	5,750	(14)
Income from Bank-Owned Life Insurance	1,524	1,602	(5)	4,500	5,169	(13)
Leasing Partnership Distribution	—	—	—	7	3,218	n.m.
Gain on the Sale of Land	—	—	—	—	2,454	n.m.
Other	2,946	2,996	(2)	8,501	8,971	(5)
Total Other Income	8,074	10,035	(20)	17,949	25,562	(30)
Total Non-Interest Income	$55,516	$53,054	5%	$158,505	$156,744	1%

n.m. – not meaningful.

Trust and asset management income is comprised of fees earned for the management and administration of customers’ invested assets. The fees are generally based on the market value of the assets that are managed.  Trust and asset management income increased $1.4 million or 11% and $3.2 million or 8%, respectively, for the three and nine months ended September 30, 2005 compared to the same periods in 2004.  The increase in fee income was primarily due to an improvement in the market value of assets and an increase in investment advisory fees on money market assets.

Mortgage banking income increased $0.9 million or 53% and $1.3 million or 20% for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004.  The growth in the third quarter of 2005 from the third quarter of 2004 was primarily a result of higher gains on the sale of mortgage loans in 2005, which was attributable to an increase in the volume of mortgage loans sold.  On a year-to-date comparison, the increase was largely due to lower amortization of servicing rights as a result of a slowdown in prepayments.

Fees, exchange and other service charges increased $1.7 million or 12% and $3.2 million or 8%, respectively, for the three and nine months ended September 30, 2005 compared to the same prior year periods.  These increases were primarily due to an increase in loan fees and higher merchant card transaction income, resulting from increased transaction volume.

Other non-interest income decreased $2.0 million or 20% and $7.6 million or 30%, respectively, for the three and nine months ended September 30, 2005 compared to the same prior year periods.  The decrease in other non-interest income for the three months ended September 30, 2005 was due to a reduction in gain from the sale of leveraged lease assets.  The decline for the first nine months of 2005 from the same prior year period was due to a $3.2 million distribution from a leasing partnership investment and a $2.5 million gain realized on the sale of a parcel of land, both occurring in the second quarter of 2004, and the previously mentioned decline in gain from the sale of leveraged lease assets.

Non-Interest Expense

Non-interest expense was relatively unchanged for the three months ended September 30, 2005 compared to the same prior year period.  Cost savings in salaries and benefits and net equipment expenses were offset by increased professional fees.  For the nine months ended September 30, 2005, non-interest expense decreased by $7.9 million or 3% compared to the same prior year period primarily as a result of lower salaries and benefits and net equipment expenses.  Table 5 presents the components of non-interest expense.

Non-Interest Expense (Unaudited)	Table 5

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
(dollars in thousands)	2005	2004	Change	2005	2004	Change
Salaries and Benefits:
Salaries	$27,652	$27,993	(1)%	$80,521	$83,307	(3)%
Incentive Compensation	4,385	4,383	—	12,078	11,459	5
Stock-Based Compensation	1,855	2,671	(31)	5,398	8,800	(39)
Commission Expense	1,864	1,780	5	6,397	5,691	12
Retirement and Other Benefits	4,512	4,099	10	13,717	12,670	8
Payroll Taxes	2,091	2,415	(13)	7,749	8,948	(13)
Medical, Dental, and Life Insurance	1,805	2,064	(13)	5,859	6,304	(7)
Separation Expense	202	1,161	(83)	1,272	2,077	(39)
Total Salaries and Benefits	44,366	46,566	(5)	132,991	139,256	(4)
Net Occupancy	9,896	9,812	1	28,630	28,741	—
Net Equipment	5,335	5,847	(9)	16,183	17,610	(8)
Professional Fees	5,689	3,428	66	11,645	10,632	10
Other Expense:
Data Services	2,988	2,680	11	8,783	7,637	15
Delivery and Postage Services	2,502	2,567	(3)	7,357	7,649	(4)
Other	13,820	13,290	4	38,874	40,812	(5)
Total Other Expense	19,310	18,537	4	55,014	56,098	(2)
Total Non-Interest Expense	$84,596	$84,190	—%	$244,463	$252,337	(3)%

Salaries and benefits expense decreased $2.2 million or 5% and $6.3 million or 4%, respectively, for the three and nine months ended September 30, 2005 compared to the same prior year periods.  Base salaries decreased as a result of a decline in the number of employees.  In addition, stock-based compensation decreased as a result of fewer restricted stock units outstanding in 2005.

Net equipment expense decreased by $0.5 million or 9% and $1.4 million or 8%, respectively, for the three and nine months ended September 30, 2005 compared to the same prior year periods as a result of lower depreciation expense.

Professional fees increased by $2.3 million or 66% and $1.0 million or 10%, respectively, for the three and nine months ended September 30, 2005 compared to the same prior year periods.  The increases were primarily a result of the previously announced charges of $3.8 million for legal fees and other expenses relating to the mutual fund business as described in the Company’s press release dated September 30, 2005, excerpts from which are included in Exhibit 99.1 hereto and incorporated herein by reference.

Provision for Income Taxes

The effective tax rate for the three and nine months ended September 30, 2005 was 35.85% and 36.29%, respectively, compared to 36.33% and 35.99% in the comparable periods of 2004.  The increase in the rate for the nine months ended September 30, 2005 compared to the same prior year period was largely due to a goodwill impairment charge in the first quarter of 2005, which was not tax deductible.

BALANCE SHEET ANALYSIS

Short-Term Earning Assets

Short-term earning assets, which consist of interest-bearing deposits and funds sold, totaled $20.1 million at September 30, 2005, a decrease of $5.5 million from December 31, 2004 and a decrease of $34.9 million from September 30, 2004.

Investment Securities

Investment securities totaled $3.0 billion as of September 30, 2005, a $34.6 million decrease from December 31, 2004 and a $80.4 million increase from September 30, 2004.  At September 30, 2005 investment securities with a book value of $1.6 billion were pledged to secure deposits of government entities and $172.5 million was pledged to secure certain repos.

Table 6 presents the details of the investment securities portfolio at September 30, 2005 and December 31, 2004.

Investment Securities (Unaudited)	Table 6

	Amortized	Fair
(dollars in thousands)	Cost	Value
At September 30, 2005
Securities Available for Sale:
Debt Securities Issued by the U.S. Treasury and Agencies	$102,304	$102,293
Debt Securities Issued by States and Municipalities	28,505	28,416
Mortgage-Backed Securities	2,120,445	2,101,625
Other Debt Securities	328,564	321,628
Total	$2,579,818	$2,553,962
Securities Held to Maturity:
Debt Securities Issued by States and Municipalities	$70	$73
Mortgage-Backed Securities	484,971	475,811
Total	$485,041	$475,884

At December 31, 2004
Securities Available for Sale:
Debt Securities Issued by the U.S. Treasury and Agencies	$38,551	$38,942
Debt Securities Issued by States and Municipalities	7,958	8,081
Mortgage-Backed Securities	2,090,510	2,098,994
Other Debt Securities	338,495	337,702
Total	$2,475,514	$2,483,719
Securities Held to Maturity:
Debt Securities Issued by States and Municipalities	$90	$96
Mortgage-Backed Securities	589,818	585,740
Total	$589,908	$585,836

Table 7 presents temporarily impaired investment securities as of September 30, 2005 and December 31, 2004.

Temporarily Impaired Investment Securities (Unaudited)	Table 7

	Temporarily Impaired Less Than 12 Months		Temporarily Impaired 12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2005
Debt Securities Issued by the U.S. Treasury and Agencies	$56,666	$(225)	$434	$(5)	$57,100	$(230)
Debt Securities Issued by State and Municipalities	21,060	(172)	—	—	21,060	(172)
Mortgage-Backed Securities	1,600,563	(17,080)	649,073	(18,576)	2,249,636	(35,656)
Foreign Bonds	294,167	(6,277)	24,283	(811)	318,450	(7,088)
Total Temporarily Impaired Investment Securities:

September 30, 2005	$1,972,456	$(23,754)	$673,790	$(19,392)	$2,646,246	$(43,146)

December 31, 2004	$1,184,863	$(10,374)	$284,389	$(4,774)	$1,469,252	$(15,148)

The total gross unrealized losses on temporarily impaired investment securities at September 30, 2005 represented 1% of the amortized cost of investment securities.  These unrealized losses were primarily attributable to increases in intermediate interest rates during the first nine months of 2005 relative to long-term interest rates which has impacted the market prices of mortgage-backed-securities.  The Company intends to hold the securities for the time necessary to recover the amortized cost value.

Loans and Leases

As of September 30, 2005, loans and leases outstanding were $6.2 billion, an increase of $215.6 million and $387.0 million from December 31, 2004 and September 30, 2004, respectively.  Total commercial loans increased as loan originations remained strong.  Consumer loans increased primarily as a result of increases in home equity outstandings from successful loan promotions in a strong Hawaii residential real estate market.  Table 8 presents the composition of the loan portfolio by major categories and Table 9 presents the composition of consumer loans by geographic area.

Loan Portfolio Balances (Unaudited)	Table 8

	September 30,	June 30,	December 31,	September 30,
(dollars in thousands)	2005	2005	2004	2004
Commercial
Commercial and Industrial	$968,146	$1,000,554	$911,843	$792,400
Commercial Mortgage	574,034	563,581	602,678	648,991
Construction	190,603	165,772	122,103	104,457
Lease Financing	468,378	471,600	479,100	479,063
Total Commercial	2,201,161	2,201,507	2,115,724	2,024,911
Consumer
Residential Mortgage	2,370,717	2,345,483	2,324,058	2,290,940
Home Equity	778,723	739,161	657,164	609,981
Purchased Home Equity	81,076	93,806	122,728	143,300
Other Revolving Credit and Installment	743,764	742,834	734,721	712,647
Lease Financing	27,105	28,627	32,535	33,796
Total Consumer	4,001,385	3,949,911	3,871,206	3,790,664
Total Loans and Leases	$6,202,546	$6,151,418	$5,986,930	$5,815,575

Consumer Loans by Geographic Area (Unaudited)	Table 9

	September 30,	June 30,	December 31,	September 30,
(dollars in thousands)	2005	2005	2004	2004
Hawaii
Residential Mortgage	$2,141,715	$2,119,843	$2,109,785	$2,078,817
Home Equity	766,571	726,313	646,372	600,413
Other Revolving Credit and Installment	557,876	559,840	561,904	546,540
Lease Financing	27,105	28,627	32,535	33,796
Guam
Residential Mortgage	222,173	219,716	208,626	206,514
Home Equity	8,651	8,636	8,239	8,131
Other Revolving Credit and Installment	112,848	108,357	98,309	92,124
U.S. Mainland
Purchased Home Equity	81,076	93,806	122,728	143,300
Other Pacific Islands
Residential Mortgage	6,829	5,924	5,647	5,609
Home Equity	3,501	4,212	2,553	1,437
Other Revolving Credit and Installment	73,040	74,637	74,508	73,983
Total Consumer Loans	$4,001,385	$3,949,911	$3,871,206	$3,790,664

Mortgage Servicing Rights

As of September 30, 2005, the Company’s portfolio of residential loans serviced for third parties totaled $2.5 billion.  The increase in interest rates as of September 30, 2005 resulted in a higher market value of the mortgage servicing rights.  Recent prepayment speeds for Hawaii mortgages were approximately the same or slightly higher than national averages.

Table 10 presents the changes in the carrying value of mortgage servicing rights, net of valuation allowance.

Mortgage Servicing Rights (Unaudited)	Table 10

	Nine Months Ended	Year Ended
(dollars in thousands)	September 30, 2005	December 31, 2004
Balance at Beginning of Period	$18,769	$22,178
Originated Mortgage Servicing Rights	3,529	3,895
Purchased Servicing Rights	30	235
Valuation Allowance	—	(13)
Amortization	(4,279)	(7,526)
Balance at End of Period	$18,049	$18,769
Fair Value at End of Period	$23,326	$22,154

Other Assets and Other Liabilities

Table 11 presents the major components of other assets and other liabilities.

Other Assets and Other Liabilities (Unaudited)	Table 11

	September 30,	December 31,	September 30,
(dollars in thousands)	2005	2004	2004
Other Assets:
Bank-Owned Life Insurance	$148,870	$144,370	$142,972
Federal Home Loan Bank and Federal Reserve Bank Stock	79,415	53,847	79,242
Low Income Housing Investments	30,528	34,597	37,114
Accounts Receivable	21,094	25,568	22,782
Federal Tax Deposit	43,000	—	—
Other	46,715	46,734	55,516
Total Other Assets	$369,622	$305,116	$337,626
Other Liabilities:
Incentive Plans Payable	$9,896	$12,090	$9,502
Insurance Premiums Payable	7,189	7,940	6,598
Reserve for Unfunded Commitments [1]	4,513	6,800	—
Self Insurance Reserve	6,167	6,366	6,203
Other	70,261	63,177	66,293
Total Other Liabilities	$98,026	$96,373	$88,596

1  Prior to December 31, 2004, the reserve for unfunded commitments was a component of the allowance for loan and lease losses.  As of September 30, 2004, the reserve for unfunded commitments component was $6.7 million.

During the second quarter of 2005, a deposit was placed with the IRS relating to a review by the IRS of the Company’s tax positions for certain leveraged lease transactions.  The placing of the deposit will prevent further accrual of potential interest related to the timing of possible tax payments as a result of these transactions.  The Company believes its tax position related to these transactions was proper based on applicable statutes, regulations and case laws at the time the transactions were entered into.  The Company believes it has adequate reserves for potential tax exposures as of September 30, 2005.

Deposits

As of September 30, 2005, deposits totaled $7.8 billion, an increase of $191.9 million and $343.3 million from December 31, 2004 and September 30, 2004, respectively.  Deposit growth continued primarily in interest-bearing demand and time deposits.

Average time deposits of $100,000 or more are presented in Table 12.

Average Time Deposits of $100,000 or More (Unaudited)	Table 12

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Average Time Deposits	$675,216	$543,382	$543,065	$632,351	$573,638

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $756.4 million at September 30, 2005, an increase of $187.4 million from December 31, 2004 and $73.8 million from September 30, 2004.  The increases were due to additional placements received from government entities and $150.0 million in repos placed with private entities in 2005.  The private repos are at floating interest rates tied to the London Inter-Bank Offer Rate (“LIBOR”) and the average rate was 2.82% at September 30, 2005.  The private repos each have a term of 10 years, with the private entities having the right to terminate those agreements totaling $100.0 million in two years and the right to terminate those agreements totaling $50.0 million in three years and quarterly thereafter.  If the agreements are not terminated, the rates become fixed at 3.85% to 4.05% for the remaining terms.

Table 13 presents the composition of securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase (Unaudited)	Table 13

	September 30,	December 31,	September 30,
(dollars in thousands)	2005	2004	2004
Government Entities	$606,407	$568,981	$682,630
Private Entities	150,000	—	—
Total Securities Sold Under Agreements to Repurchase	$756,407	$568,981	$682,630

Short-Term Borrowings and Long-Term Debt

Short-term borrowings, including funds purchased, totaled $180.9 million at September 30, 2005, an increase of $16.3 million from December 31, 2004 and an increase of $99.2 million from September 30, 2004.  Long-term debt totaled $242.7 million at September 30, 2005, a decrease of $9.9 million from December 31, 2004 and September 30, 2004.  The decrease was due to the maturity of $10.0 million Federal Home Loan Bank (“FHLB”) advances that matured in the first quarter of 2005.  For additional information, refer to the “Corporate Risk Profile – Liquidity Management” section of this report.

Shareholders’ Equity

The Company’s capital position remains strong.  The net reduction in capital from December 31, 2004 to September 30, 2005 was attributable to the Company’s continuing common stock repurchase program and to dividends paid, partially offset by net earnings for the first nine months of 2005.  A further discussion of the Company’s capital is included in the “Corporate Risk Profile – Capital Management” section of this report.

Guarantees

The Company’s standby letters of credit totaled $103.1 million at September 30, 2005, an increase of $0.8 million from December 31, 2004 and a decrease of $27.8 million from September 30, 2004.

BUSINESS SEGMENTS

The Company’s business segments are defined as Retail Banking, Commercial Banking, Investment Services Group and Treasury and Other Corporate.  The Company’s internal management accounting process measures the performance of the business segments based on the management structure of the Company.  This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of interest income, expense overhead, the Provision and capital.  This process is dynamic and requires certain allocations based on judgment and subjective factors.  Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to U.S. generally accepted accounting principles.  Results for prior periods have been reclassified to conform to current period classifications.

The Company evaluates several performance measures of the business segments, the most important of which are net income after capital charge (“NIACC”) and risk adjusted return on capital (“RAROC”).  NIACC is economic net income less a charge for the cost of allocated capital.  The cost of allocated capital is determined by multiplying management’s estimate of a shareholder’s minimum required rate of return on the cost of capital invested (currently 11%) by the segment’s allocated equity.  The Company assumes a cost of capital that is equal to a risk-free rate plus a risk premium.  RAROC is the ratio of economic net income to risk-adjusted equity.  Equity is allocated to each business segment based on an assessment of its inherent risk.  The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company’s overall asset and liability management activities on a proportionate basis.  The basis for the allocation of net interest income is a function of management decisions and assumptions that are subject to change based on changes in current interest rate and market conditions.  Funds transfer pricing also serves to transfer interest rate risk to the Treasury segment.  However, the other business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions within guidelines.  The GAAP Provision recorded in the Retail Banking, Commercial Banking and Investment Services Group segments represents actual net charge-offs of these segments.  The GAAP Provision charged to the Treasury and Other Corporate segment represents changes in the level of the reserve for credit losses.  The business segments are charged an economic provision which is a statistically derived estimate of average annual expected credit losses over an economic cycle, adjusted for the period presented.

The financial results for each of the business segments for the three and nine months ended September 30, 2005 and 2004 are discussed below and are presented in Table 14a and 14b.

Retail Banking

The Company’s Retail Banking segment offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases and installment loans.  Deposit products include checking, savings and time deposit accounts.  The Retail Banking segment also provides merchant services to its small business customers.  Products and services from the Retail Banking segment are delivered to customers through 72 Hawaii branch locations, 500 ATMs, e-Bankoh (on-line banking service) and a 24-hour telephone banking service.  Also included in the segment is Bankoh Investment Services, Inc., a full service brokerage offering equities and bonds, mutual funds, life insurance and annuity products.

The improvement in the segment’s key financial measures for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 was primarily due to increases in both net interest income and non-interest income.  The increase in net interest income was the result of higher earnings credit on the funds transfer pricing of the segment’s deposit portfolio as well as increased loan and deposit balances.  The increase in non-interest income was primarily due to policy initiatives and growth in the number of deposit accounts, along with increased mortgage banking income.  Non-interest expense declined for the nine months ended September 30, 2005 as compared to the same period in the prior year primarily due to lower allocated expenses from support units within the Company.

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

The improvement in the segment’s financial measures for the three and nine months ended September 30, 2005 compared to the same periods in 2004 was a result of an increase in net interest income and a decrease in non-interest expense, partially offset by lower non-interest income.  The increase in net interest income was due primarily to higher deposit balances and higher earnings credit on the funds transfer pricing on the segment’s deposit portfolio.  The decrease in non-interest income was primarily due to the distribution from a leasing partnership investment in the second quarter of 2004 and a higher gain on the disposal of leased equipment recognized in the third quarter of 2004 compared to the same quarter in 2005.  The reduction in non-interest expense was primarily due to lower salaries expense.

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

The decline in the segment’s key financial measures for the three months ended September 30, 2005 compared to the same period in 2004 was primarily due to previously announced charges related to the mutual fund business.  Increases in both net interest income and non-interest income partially offset the increased expenses.  Trust and asset management fee income increased largely due to improved market conditions which resulted in an increase in the average market value of assets under management and an increase in investment advisory fees on money market accounts.  The increase in net interest income primarily resulted from a transfer of private and consumer banking relationships between this segment and the Retail segment.

The improvement in the segment’s key financial measures for the nine months ended September 30, 2005 compared to the same period in 2004 was due to increases in both net interest income and non-interest income.  Trust and asset management fee income increased largely due to improved market conditions which resulted in an increase in the average market value of assets under management and an increase in investment advisory fees on money market accounts.  The increase in net interest income primarily resulted from a transfer of private and consumer banking relationships between this segment and the Retail segment.  Non-interest expense increased period over period primarily due to legal and other expenses.

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

The decrease in the segment’s key financial measures for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 was primarily due to a decrease in net interest income.  Net interest income decreased due to the impact of the higher cost of funding deposits by the Treasury unit.  Income earned on higher average balances in the investment portfolio partially offset the reduction.  In addition, for the nine-month period ended September 30, 2005, non-interest income was lower in 2005 due to the sale of a parcel of land in 2004.  Non-interest expenses decreased due to reduced stock-based compensation and separation expenses.  In addition, for the nine-month period, non-interest expense declined due to a legal settlement in 2004.

Business Segment Selected Financial Information (Unaudited)	Table 14a

			Investment	Treasury
	Retail	Commercial	Services	and Other	Consolidated
(dollars in thousands)	Banking	Banking	Group	Corporate	Total

Three Months Ended September 30, 2005
Net Interest Income	$56,549	$36,017	$3,223	$6,171	$101,960
GAAP Provision	2,946	10,564	—	(10,510)	3,000
Net Interest Income After GAAP Provision	53,603	25,453	3,223	16,681	98,960
Non-Interest Income	25,595	13,385	14,097	2,439	55,516
	79,198	38,838	17,320	19,120	154,476
Non-Interest Expense	(44,517)	(22,025)	(15,683)	(2,371)	(84,596)
Income Before Income Taxes	34,681	16,813	1,637	16,749	69,880
Provision for Income Taxes	(12,832)	(6,327)	(606)	(5,286)	(25,051)
Allocated Net Income	21,849	10,486	1,031	11,463	44,829
Allowance Funding Value	(178)	(586)	(5)	769	—
GAAP Provision	2,946	10,564	—	(10,510)	3,000
Economic Provision	(3,364)	(2,410)	(105)	(1)	(5,880)
Tax Effect of Adjustments	221	(2,800)	41	3,604	1,066
Income Before Capital Charge	21,474	15,254	962	5,325	43,015
Capital Charge	(5,569)	(4,645)	(1,548)	(8,113)	(19,875)
Net Income (Loss) After Capital Charge (NIACC)	$15,905	$10,609	$(586)	$(2,788)	$23,140

RAROC (ROE for the Company)	42%	36%	7%	16%	25%

Total Assets at September 30, 2005	$3,829,656	$2,538,084	$184,757	$3,532,738	$10,085,235

Three Months Ended September 30, 2004
Net Interest Income	$51,329	$33,967	$2,889	$10,594	$98,779
GAAP Provision	2,121	(847)	(1)	(1,273)	—
Net Interest Income After GAAP Provision	49,208	34,814	2,890	11,867	98,779
Non-Interest Income	22,430	15,350	12,812	2,462	53,054
	71,638	50,164	15,702	14,329	151,833
Non-Interest Expense	(43,605)	(23,019)	(13,632)	(3,934)	(84,190)
Income Before Income Taxes	28,033	27,145	2,070	10,395	67,643
Provision for Income Taxes	(10,372)	(10,069)	(766)	(3,369)	(24,576)
Allocated Net Income	17,661	17,076	1,304	7,026	43,067
Allowance Funding Value	(166)	(621)	(6)	793	—
GAAP Provision	2,121	(847)	(1)	(1,273)	—
Economic Provision	(3,584)	(2,467)	(86)	(1)	(6,138)
Tax Effect of Adjustments	602	1,456	34	179	2,271
Income Before Capital Charge	16,634	14,597	1,245	6,724	39,200
Capital Charge	(5,441)	(4,824)	(1,344)	(8,515)	(20,124)
Net Income (Loss) After Capital Charge (NIACC)	$11,193	$9,773	$(99)	$(1,791)	$19,076

RAROC (ROE for the Company)	33%	33%	10%	20%	23%

Total Assets at September 30, 2004	$3,711,048	$2,295,901	$124,943	$3,462,917	$9,594,809

Business Segment Selected Financial Information (Unaudited)	Table 14b

			Investment	Treasury
	Retail	Commercial	Services	and Other	Consolidated
(dollars in thousands)	Banking	Banking	Group	Corporate	Total

Nine Months Ended September 30, 2005
Net Interest Income	$163,111	$106,105	$9,334	$25,107	$303,657
GAAP Provision	9,962	11,216	(1)	(18,177)	3,000
Net Interest Income After GAAP Provision	153,149	94,889	9,335	43,284	300,657
Non-Interest Income	74,917	33,651	42,952	6,985	158,505
	228,066	128,540	52,287	50,269	459,162
Non-Interest Expense	(130,135)	(65,604)	(42,594)	(6,130)	(244,463)
Income Before Income Taxes	97,931	62,936	9,693	44,139	214,699
Provision for Income Taxes	(36,235)	(23,326)	(3,586)	(14,772)	(77,919)
Allocated Net Income	61,696	39,610	6,107	29,367	136,780
Allowance Funding Value	(509)	(1,788)	(17)	2,314	—
GAAP Provision	9,962	11,216	(1)	(18,177)	3,000
Economic Provision	(10,304)	(7,300)	(298)	(3)	(17,905)
Tax Effect of Adjustments	315	(787)	117	5,871	5,516
Income Before Capital Charge	61,160	40,951	5,908	19,372	127,391
Capital Charge	(16,449)	(13,842)	(4,317)	(26,436)	(61,044)
Net Income (Loss) After Capital Charge (NIACC)	$44,711	$27,109	$1,591	$(7,064)	$66,347

RAROC (ROE for the Company)	41%	33%	15%	16%	25%

Total Assets at September 30, 2005	$3,829,656	$2,538,084	$184,757	$3,532,738	$10,085,235

Nine Months Ended September 30, 2004
Net Interest Income	$151,010	$101,569	$8,533	$29,547	$290,659
GAAP Provision	7,455	1,630	47	(12,632)	(3,500)
Net Interest Income After GAAP Provision	143,555	99,939	8,486	42,179	294,159
Non-Interest Income	67,833	37,923	40,238	10,750	156,744
	211,388	137,862	48,724	52,929	450,903
Non-Interest Expense	(131,382)	(69,092)	(39,888)	(11,975)	(252,337)
Income Before Income Taxes	80,006	68,770	8,836	40,954	198,566
Provision for Income Taxes	(29,602)	(25,450)	(3,269)	(13,147)	(71,468)
Allocated Net Income	50,404	43,320	5,567	27,807	127,098
Allowance Funding Value	(442)	(2,045)	(20)	2,507	—
GAAP Provision	7,455	1,630	47	(12,632)	(3,500)
Economic Provision	(10,489)	(8,065)	(279)	(6)	(18,839)
Tax Effect of Adjustments	1,286	3,138	93	3,749	8,266
Income Before Capital Charge	48,214	37,978	5,408	21,425	113,025
Capital Charge	(16,696)	(15,218)	(3,934)	(26,465)	(62,313)
Net Income (Loss) After Capital Charge (NIACC)	$31,518	$22,760	$1,474	$(5,040)	$50,712

RAROC (ROE for the Company)	32%	27%	15%	24%	22%

Total Assets at September 30, 2004	$3,711,048	$2,295,901	$124,943	$3,462,917	$9,594,809

CORPORATE RISK PROFILE

Credit Risk

Credit Risk is defined as the risk that borrowers or counterparties will not be able to repay their obligations to the Company.  Credit exposures reflect legally binding commitments for loans, leases, banker’s acceptances, financial and performance standby letters of credit and overnight overdrafts.

The Company’s credit risk position remained stable during the first nine months of 2005.  The Company continued to observe lower levels of internally criticized loans and non-performing assets.  Following the bankruptcy announcement of a national air carrier in the third quarter of 2005, the Company charged-off its entire exposure of $10.0 million to this borrower and has no material exposure to any other air carrier currently in bankruptcy.  This credit exposure was fully reserved.

The ratio of non-accrual loans to total loans at September 30, 2005 was 0.12%, down from 0.23% at December 31, 2004.  Annualized net loan charge-offs for the first nine months of 2005 as a percent of average loans outstanding was 0.45%, an increase from 0.02% from the same prior year period primarily due to the $10.0 million charge-off mentioned above and a $6.0 million recovery of a previously charged-off loan from the divested Asia business in 2004.  Excluding this charge-off, the 2005 year-to-date ratio would have been 0.23%.

The risk profile of the Hawaii and Guam-based loan portfolios continued to improve during the third quarter, primarily due to the expanding local economies led by the construction and real estate industries and record levels of tourism despite sustained high oil prices.

Outstandings related to the aircraft operations of domestic legacy carriers as of September 30, 2005 were $9.4 million and are included in the United States National Passenger Carriers total, as shown in Table 15 below.  Relative to the Company’s total portfolio, domestic legacy airline carriers continued to demonstrate a higher risk profile with negative trends due to sustained high oil prices.  In the evaluation of the reserve for credit losses, the Company considered the current financial strain on airlines, which offset the impact of the improvement in other components of the loan portfolio.

Air Transportation Credit Exposure [1] (Unaudited)	Table 15

	September 30, 2005			Dec. 31, 2004	Sept. 30, 2004
		Unused	Total	Total	Total
(dollars in thousands)	Outstanding	Commitments	Exposure	Exposure	Exposure
United States Regional Passenger Carriers	$41,206	$1,656	$42,862	$54,981	$57,505
United States National Passenger Carriers	27,816	—	27,816	37,377	37,771
Passenger Carriers Based Outside United States	21,573	—	21,573	25,910	28,540
Cargo Carriers	13,240	—	13,240	13,771	13,771
Total Air Transportation Credit Exposure	$103,835	$1,656	$105,491	$132,039	$137,587

1  Exposure includes loans, leveraged leases and operating leases.

Non-Performing Assets

Non-performing assets (“NPAs”) consist of non-accrual loans, foreclosed real estate and other investments.  NPAs decreased by $5.6 million from December 31, 2004 to $8.3 million as of September 30, 2005.

Impaired loans totaled $1.6 million at September 30, 2005, a decrease of $2.2 million from $3.8 million at December 31, 2004.  Impaired loans had a related Allowance of less than $0.1 million at September 30, 2005 and December 31, 2004.

Loans Past Due 90 Days or More and Still Accruing Interest

Accruing loans past due 90 days or more were $3.2 million at September 30, 2005, an increase of $1.1 million from December 31, 2004.  The increase was due to past due residential mortgage loans and personal unsecured lines of credit, partially offset by positive resolutions of prior period amounts.  Loss rates on residential mortgage loans in the Hawaii portfolio were negligible.

Refer to Table 16 for further information on non-performing assets and accruing loans past due 90 days or more.

Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More (Unaudited)	Table 16

	September 30,	June 30,	December 31,	September 30,
(dollars in thousands)	2005	2005	2004	2004
Non-Performing Assets
Non-Accrual Loans
Commercial
Commercial and Industrial	$471	$430	$683	$775
Commercial Mortgage	1,555	1,739	2,106	5,552
Lease Financing	4	1,586	2,973	1,913
Total Commercial	2,030	3,755	5,762	8,240
Consumer
Residential Mortgage	5,083	6,034	7,688	7,278
Home Equity	41	156	218	251
Total Consumer	5,124	6,190	7,906	7,529
Total Non-Accrual Loans	7,154	9,945	13,668	15,769
Foreclosed Real Estate	413	292	191	208
Other Investments	683	683	—	—
Total Non-Performing Assets	$8,250	$10,920	$13,859	$15,977

Accruing Loans Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$9	$52	$65
Commercial Mortgage	—	2,213	—	688
Total Commercial	—	2,222	52	753
Consumer
Residential Mortgage	1,545	1,310	387	2,588
Purchased Home Equity	83	—	183	97
Other Revolving Credit and Installment	1,479	1,417	1,433	1,533
Lease Financing	51	—	30	32
Total Consumer	3,158	2,727	2,033	4,250
Total Accruing Loans Past Due 90 Days or More	$3,158	$4,949	$2,085	$5,003

Total Loans and Leases	$6,202,546	$6,151,418	$5,986,930	$5,815,575

Ratio of Non-Accrual Loans to Total Loans	0.12%	0.16%	0.23%	0.27%

Ratio of Non-Performing Assets to Total Loans, Foreclosed Real Estate and Other Investments	0.13%	0.18%	0.23%	0.27%

Ratio of Non-Performing Assets and Accruing Loans Past Due 90 Days or More to Total Loans	0.18%	0.26%	0.27%	0.36%

Quarter to Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$10,920	$13,365	$15,977	$21,160
Additions	919	3,088	5,164	2,094
Reductions
Payments	(1,326)	(5,097)	(6,435)	(1,386)
Return to Accrual	(2,007)	(392)	(456)	(1,122)
Sales of Foreclosed Assets	—	—	(206)	(682)
Charge-offs/Write-downs	(256)	(44)	(185)	(88)
Transfer to Premises	—	—	—	(3,999)
Total Reductions	(3,589)	(5,533)	(7,282)	(7,277)
Balance at End of Quarter	$8,250	$10,920	$13,859	$15,977

Reserve for Credit Losses

The Company’s reserve for credit losses is comprised of two components, the Allowance for Loan and Lease Losses (“Allowance”) and the Reserve for Unfunded Commitments (“Unfunded Reserve”).  The Unfunded Reserve was reclassified on a prospective basis at December 31, 2004 from the Allowance to other liabilities in the Company’s Consolidated Statements of Condition.

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

The Allowance and the Unfunded Reserve are both increased and decreased through the Provision.  After considering net charge-offs, the changes in the Allowance and the Unfunded Reserve resulted in a $3.0 million Provision being recorded for the three and nine months ended September 30, 2005.

The Allowance declined by $15.1 million at September 30, 2005 from December 31, 2004 primarily due to net loan charge-offs of $20.4 million partially offset by the $3.0 million Provision.  The ratio of the Allowance to loans and leases outstanding was 1.48% at September 30, 2005, a decrease of 30 basis points from December 31, 2004.

The Unfunded Reserve declined by $2.3 million from December 31, 2004 primarily due to the cancellation of a letter of credit to an air transportation company.

A summary of the reserve for credit losses is presented in Table 17.

Consolidated Reserve for Credit Losses (Unaudited)	Table 17

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2005	2004	2005	2004
Balance at Beginning of Period	$106,163	$124,904	$113,596	$129,080
Loans Charged-Off
Commercial
Commercial and Industrial	620	227	1,775	3,942
Commercial Mortgage	—	—	—	574
Lease Financing	10,049	—	10,049	607
Consumer
Residential Mortgage	130	226	512	690
Home Equity	—	11	—	20
Purchased Home Equity	26	173	723	464
Other Revolving Credit and Installment	4,488	4,268	13,617	13,487
Lease Financing	6	45	69	109
Total Loans Charged-Off	15,319	4,950	26,745	19,893
Recoveries on Loans Previously Charged-Off
Commercial
Commercial and Industrial	528	1,206	1,281	3,431
Commercial Mortgage	146	1,093	240	1,933
Construction	—	94	—	529
Lease Financing	—	2	162	18
Consumer
Residential Mortgage	190	207	485	805
Home Equity	4	14	34	154
Purchased Home Equity	126	51	281	108
Other Revolving Credit and Installment	1,322	1,502	3,775	4,868
Lease Financing	7	9	58	80
Foreign	—	519	—	7,038
Total Recoveries on Loans Previously Charged-Off	2,323	4,697	6,316	18,964
Net Loan Charge-Offs	(12,996)	(253)	(20,429)	(929)
Provision for Credit Losses	3,000	—	3,000	(3,500)
Balance at End of Period [1]	$96,167	$124,651	$96,167	$124,651

Components
Allowance for Loan and Lease Losses	91,654	124,651	91,654	124,651
Reserve for Unfunded Commitments [2]	4,513	—	4,513	—
Total Reserve for Credit Losses	$96,167	$124,651	$96,167	$124,651

Average Loans Outstanding	$6,170,302	$5,796,350	$6,087,629	$5,770,642

Ratio of Net Loan Charge-Offs to Average Loans Outstanding (annualized)	0.84%	0.02%	0.45%	0.02%
Ratio of Allowance to Loans and Leases Outstanding [2]	1.48%	2.14%	1.48%	2.14%

1       Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the Consolidated Statements of Condition.

2       The reclassification of the reserve for unfunded commitments to other liabilities occurred in the fourth quarter of 2004 on a prospective basis. Thus, September 30, 2004 allowance for loan and lease losses and reserve for unfunded commitments were reported together. At September 30, 2004, the reserve for unfunded commitments was $6.7 million.

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices.  The Company is exposed to market risk as a consequence of the normal course of conducting its business activities.  Financial products that expose the Company to market risk include investment securities, loans, deposits, debt and derivative financial instruments.  The Company’s market risk management process involves measuring, monitoring, controlling and managing risks that could significantly impact the Company’s financial position and operating results.  In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance and shareholder value, while limiting the volatility of each.  The activities associated with these market risks are categorized into “trading” and “other than trading.”

The Company’s trading activities include foreign currency and foreign exchange contracts that expose the Company to a minor degree of foreign currency risk.  These transactions are primarily executed on behalf of customers and, at times, for the Company’s own account.

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

Table 18 presents, as of September 30, 2005 and 2004, the estimate of the change in net interest income (“NII”) that would result from a gradual 200 basis point decrease or increase in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for NII.  The 200 basis point increase would equate to an average increase of $1.8 million in NII per quarter.  The Company’s balance sheet continues to be asset-sensitive based on a parallel increase in rates over the entire yield curve over the next 12-month period.

Market Risk Exposure to Interest Rate Changes (Unaudited)	Table 18

	September 30, 2005		September 30, 2004
	Interest Rate Change (in basis points)		Interest Rate Change (in basis points)
(dollars in thousands)	-200	200	-200	200
Estimated Exposure as a Percent of Net Interest Income	(3.9)%	1.8%	(6.1)%	2.3%
Estimated Exposure to Net Interest Income Per Quarter	$(3,958)	$1,827	$(5,921)	$2,232

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

The Bank is a member of the FHLB, which provides an additional source of short- and long-term funding.  Borrowings from the FHLB were $77.5 million at September 30, 2005, compared to $87.5 million at December 31, 2004 and September 30, 2004.  The decrease was due to a $10.0 million advance that matured in the first quarter of 2005.

Additionally, the Bank maintains a $1.0 billion senior and subordinated bank note program.  Under this facility, the Bank may issue additional notes provided that the aggregate amount outstanding does not exceed $1.0 billion.  Subordinated notes outstanding under this bank note program totaled $124.8 million at September 30, 2005 and December 31, 2004 and $124.7 million at September 30, 2004.

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

At September 30, 2005, shareholders’ equity totaled $696.3 million, a 15% decrease from December 31, 2004.  The decrease in shareholders’ equity during the first nine months of 2005 was primarily attributable to the Company’s repurchase of its common stock under the repurchase program and to dividends paid, partially offset by earnings.

During the nine months ended September 30, 2005, 4.4 million shares of common stock were repurchased under the repurchase program at an average cost of $48.01 per share, totaling $212.3 million.  From the beginning of the share repurchase program in July 2001 through September 30, 2005, the Company repurchased a total of 39.4 million shares and returned a total of $1.3 billion to its shareholders at an average cost of $33.03 per share.  From October 1, 2005 through October 21, 2005, the Company repurchased an additional 75.0 thousand shares of common stock at an average cost of $48.66 per share for a total of $3.6 million, resulting in remaining buyback authority under the share repurchase program of $46.6 million.

In October 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.37 per share on the Company’s outstanding shares.  The dividend will be payable on December 14, 2005 to shareholders of record at the close of business on November 30, 2005.

Table 19 presents the regulatory capital and ratios as of September 30, 2005, December 31, 2004 and September 30, 2004.

Regulatory Capital and Ratios (Unaudited)	Table 19

		September 30,	December 31,	September 30,
	(dollars in thousands)	2005	2004	2004
	Regulatory Capital
	Shareholders’ Equity	$696,311	$814,834	$756,707
Add:	8.25% Capital Securities of Bancorp Hawaii Capital Trust I	31,425	31,425	31,425
Less:	Goodwill	34,959	36,216	36,216
	Unrealized Valuation and Other Adjustments	(16,528)	5,251	10,784
	Tier 1 Capital	709,305	804,792	741,132
	Allowable Reserve for Credit Losses	86,700	83,292	80,604
	Qualifying Subordinated Debt	74,876	99,808	99,798
	Unrealized Gains on Available for Sale Equity Securities	—	31	52
	Total Regulatory Capital	$870,881	$987,923	$921,586

	Risk-Weighted Assets	$6,926,535	$6,633,082	$6,404,282

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio	10.24%	12.13%	11.57%
	Total Capital Ratio	12.57%	14.89%	14.39%
	Leverage Ratio	6.98%	8.29%	7.69%

Financial Outlook

The Company currently estimates net income for the full year of 2005 will be approximately $179.0 million to $181.0 million.  The Company performs a quarterly analysis of credit quality to determine the adequacy of the reserve for credit losses.  The results of this analysis determine the timing and amount of the Provision.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk.

Item 4.                                   Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2005.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. - Other Information

Items 1, 3, 4 and 5 omitted pursuant to instructions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Approximate Dollar Value
			as Part of Publicly	of Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the Plans
Period	Shares Purchased [1]	Paid Per Share	Programs	or Programs [2]
July 1 - 31, 2005	101,934	$52.84	100,000	$83,779,272
August 1 - 31, 2005	412,126	50.78	411,700	62,873,017
September 1 - 30, 2005	254,493	50.18	251,000	50,279,404
Total	768,553	$50.85	762,700

1       The months of July, August and September included 1,934, 426 and 3,493 mature shares, respectively, purchased from employees in connection with stock option exercises.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Company’s common stock on the dates of purchase.

2       The Company repurchased shares during the third quarter of 2005 pursuant to its ongoing share repurchase program that was first announced in July 2001.  As of October 21, 2005, $46.6 million remained of the total $1.35 billion total repurchase amount authorized by the Company’s Board of Directors under the share repurchase program.  The program has no set expiration or termination date.

Item 6.           Exhibits

Exhibit Index

Exhibit Number

12	Statement Regarding Computation of Ratios

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32	Section 1350 Certification, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Excerpt from Bank of Hawaii Corporation Press Release dated September 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2005	Bank of Hawaii Corporation and Subsidiaries

	By:	/s/ Allan R. Landon
Allan R. Landon
Chairman of the Board,
Chief Executive Officer and President

	By:	/s/ Richard C. Keene
Richard C. Keene
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

12	Statement Regarding Computation of Ratios

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32	Section 1350 Certification, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Excerpt from Bank of Hawaii Corporation Press Release dated September 30, 2005