Form 10-K
period 2005-12-31
BANK OF HAWAII CORP
filed 2006-02-28
CIK 46195

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission File Number 1-6887

BANK OF HAWAII CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	99-0148992 (IRS Employer Identification No.)
130 Merchant Street, Honolulu, Hawaii (Address of principal executive offices)	96813 (Zip Code)
1-(888)-643-3888 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.01 Par Value	Name of Each Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of "accelerated filer and large accelerated file" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The aggregate market value of the registrant's voting stock held by non-affiliates is approximately $2,600,263,489 based on the June 30, 2005 closing price of said stock on the New York Stock Exchange ($50.75 per share).

As of February 17, 2006, there were 51,106,794 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 28, 2006, are incorporated by reference into Part III of this Report.

Bank of Hawaii Corporation

Form 10-K

PART I

Item 1. Business

General

Bank of Hawaii Corporation (the "Company") is a Delaware corporation and a bank holding company ("BHC").

The Company's banking subsidiary, Bank of Hawaii (the "Bank"), was organized under the laws of Hawaii on December 17, 1897 and has its headquarters in Honolulu, Hawaii. Its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of the Federal Reserve System. The only other direct subsidiary of the Company is Bancorp Hawaii Capital Trust I, a grantor trust organized to effect a financing transaction.

Through the Bank, the Company provides a range of financial services and products primarily in Hawaii and the Pacific Islands (Guam and nearby islands and American Samoa). The Bank's subsidiaries include Bank of Hawaii Leasing, Inc., Bankoh Investment Services, Inc., Pacific Century Life Insurance Corporation, Triad Insurance Agency, Inc., Bank of Hawaii Insurance Services, Inc., Pacific Century Insurance Services, Inc., Bankoh Investment Partners, LLC and Bank of Hawaii International, Inc. The Bank's subsidiaries are engaged in equipment leasing, securities brokerage and investment services, and insurance and insurance agency services.

The Company is aligned into the following business segments: Retail Banking, Commercial Banking, Investment Services Group and Treasury and Other Corporate. Financial and other additional information about the Company's business segments are presented in Table 5 of the Business Segments section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Note 17 to the Consolidated Financial Statements in this report, which is incorporated by reference in this Item.

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

The Company included the Chief Executive Officer and the Chief Financial Officer certifications regarding the Company's public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. Additionally, the Company filed with the New York Stock Exchange (the "NYSE") the Chief Executive Officer certification regarding the Company's compliance with the NYSE's Corporate Governance Listing Standards (the "Listing Standards") pursuant to Section 303A.12(a) of the Listing Standards. The certification was dated May 26, 2005 and indicated that the Chief Executive Officer was not aware of any violations of the Listing Standards by the Company.

Competition

The Company, the Bank and its subsidiaries are subject to substantial competition from banks, savings associations, credit unions, mortgage companies, finance companies, mutual funds, brokerage firms, insurance companies and other providers of financial services, including financial service subsidiaries of commercial and manufacturing companies. The Company also competes with certain non-financial institutions and governmental entities that offer financial products and services. Some of the Company's competitors are not subject to the same level of regulation and oversight that is required of banks and BHCs.

Supervision and Regulation

The Company and the Bank are each extensively regulated under both federal and state law. The following information describes certain aspects of those regulations applicable to the Company and the Bank and does not purport to be complete. To the extent statutory or regulatory provisions are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company or the Bank are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company and the Bank.

The Company

The Company is registered as a BHC under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to the supervision of and to examinations by the Board of Governors of the Federal Reserve System (the "FRB"). The Company is also registered as a financial institution holding company under the Hawaii Code of Financial Institutions (the "Code") and is subject to the registration, reporting and examination requirements of the Code.

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

Under FRB policy, a BHC is expected to serve as a source of financial and management strength to its subsidiary bank(s) and to commit resources to support its subsidiary bank(s) in circumstances where it might not do so absent such a policy. This support may be required at times when the BHC may not have the resources to provide it. Under this policy, a BHC is expected to stand ready to use available resources to provide adequate capital funds to its subsidiary bank(s) during periods of financial adversity and to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary bank(s).

Subject to certain limits, under the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Riegle-Neal"), an adequately capitalized and adequately managed BHC may acquire control of banks in any state. An interstate acquisition may not be approved if immediately following the acquisition the BHC would control 30% or more of the total FDIC-insured deposits in that state (or such lesser or greater amount set by the state), unless the acquisition is the BHCs initial entry into the state. An adequately capitalized and adequately managed bank may apply for permission to merge with an out-of-state bank and convert all branches of both parties into branches of a single bank. An interstate bank merger may not be approved, if immediately following the acquisition, the acquirer would control 30% or more of the total FDIC-insured deposits in that state (or such lesser or greater amount set by the state), unless the acquisition is the acquirer's initial entry into the state. Banks are also permitted to open newly established branches in any state in which it does not already have banking branches if such state enacts a law permitting such de novo branching.

In addition, under provisions of the Code enacted to authorize interstate branching under Riegle-Neal, out-of-state banks may engage in mergers with Hawaii banks or acquisitions of substantially all of their assets, following which any such out-of-state bank may operate the branches of the Hawaii bank it has acquired. The Hawaii Commissioner of

Financial Institutions is authorized to waive the federal limit on concentration of FDIC-insured deposits. This statute also permits out-of-state banks to acquire branches of Hawaii banks and to open branches in Hawaii on a de novo basis.

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

Bank of Hawaii

The Bank is subject to supervision and examination by the Federal Reserve Bank of San Francisco and the State of Hawaii Department of Commerce and Consumer Affairs Division of Financial Institutions. Depository institutions, including the Bank, are subject to extensive federal and state regulation that significantly affect their business and activities. Regulatory bodies have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in activities that represent unsafe and unsound banking practices or constitute violations of applicable laws, rules, regulations, administrative orders or written agreements with regulators. The standards relate generally to operations and management, asset quality, interest rate exposure, capital and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards, including the assessment of civil money penalties, the issuance of cease-and-desist orders and other actions.

Bankoh Investment Services, Inc., the broker dealer subsidiary of the Bank, is regulated by the National Association of Securities Dealers. The insurance subsidiaries, Bank of Hawaii Insurance Services, Inc., Triad Insurance Agency, Inc. and Pacific Century Insurance Services, Inc., are incorporated in Hawaii and are therefore regulated by the Hawaii State Department of Insurance. Pacific Century Life Insurance Corporation is incorporated in Arizona and regulated by the Insurance Department of Arizona.

Capital Requirements

The Federal Reserve Board has issued substantially similar risk-based and leverage capital guidelines applicable to BHCs and banks that they supervise. Under the risk-based capital requirements, the Company and the Bank are generally required individually to maintain a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance ("Tier 2 capital") and, together with Tier 1 capital, equals total capital ("Total capital"). Risk weighted assets are calculated by taking assets and credit equivalent amounts of off-balance-sheet items and assigning them to one of several broad risk categories, according to the obligor, or, if relevant, the guarantor or the nature of the collateral. The aggregate dollar value of the amount in each category is then multiplied by the risk weight associated with that category. At December 31, 2005, the Company's Tier 1 capital and Total capital ratios to total risk-weighted assets were 10.36% and 12.70%, respectively, and the ratios of Tier 1 capital and Total capital to total risk-weighted assets for the Bank were 10.06% and 12.38%, respectively.

In addition, each of the federal bank regulatory agencies has established minimum leverage capital ratio requirements for BHCs and banks. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted quarterly average assets equal to 3% for BHCs and banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing significant growth or expansion. All other BHCs and banks will generally be required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. The Company's leverage ratio at December 31, 2005 was 7.14% and the Bank's leverage ratio was 6.94%.

The Federal Reserve Board's risk-based capital standards identifies concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank's capital adequacy. The Federal Reserve Board also has issued additional capital guidelines for certain BHCs that engage in trading activities. The Company does not believe that consideration of these additional factors will affect the regulator's assessment of the Company's or the Bank's capital position.

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

For information regarding the limitations on Bank dividends, see Note 9 to the Consolidated Financial Statements, which is incorporated by reference in this Item. Currently, the Bank has the requisite regulatory approval to pay dividends up to the amount of the Bank's income for 2006, subject to the absence of any material adverse change in the Bank's financial condition.

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

FDIC Insurance

The Bank's deposits are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC. As an FDIC-insured bank, the Bank also is subject to FDIC insurance assessments. Currently, the amount of FDIC assessments paid by individual insured depository institutions ranges from zero to $0.27 per $100.00 of insured deposits, based on their relative risk to the deposit insurance funds, as measured by the institutions' regulatory capital position and other supervisory factors. The Bank currently pays the lowest premium rate, which is zero, based upon this risk assessment. However, the FDIC retains the ability to increase regular assessments and to levy special additional assessments.

In addition to deposit insurance fund assessments, beginning in 1997 the FDIC assessed BIF-assessable and Savings Association Insurance Fund ("SAIF")-assessable deposits to fund the repayment of debt obligations of the Financing Corporation ("FICO"). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2005, the annualized rate established by the FDIC for both BIF-assessable and SAIF-assessable deposits was 1.32 basis points (hundredths of 1%).

On February 1, 2006, the FDIC Reform Act of 2005 was adopted by Congress. This legislation, will merge BIF and SAIF into one fund, increase insurance coverage for retirement accounts to $250,000 and index the insurance levels for inflation, among other changes.

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

Other Safety and Soundness Regulations

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," as defined by the law. Under regulations established by the federal banking agencies, a "well capitalized" institution must have a Total capital ratio of at least 10%, a Tier 1 capital ratio of at least 6% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Total capital ratio of at least 8%, a Tier 1 capital ratio and leverage ratio of at least 4%. As of December 31, 2005, the Bank was classified as "well capitalized." The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions and is not intended to be, and should not be, interpreted as a representation of overall financial condition or prospects of any financial institution.

The federal banking agencies' prompt corrective action powers (which increase depending upon the degree to which an institution is undercapitalized) can include, among other things, requiring an insured depository institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution's parent company; placing limits on asset growth and restrictions on activities; including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval and, ultimately, appointing a receiver for the institution. Among other things, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval.

As required by FDICIA, the federal banking agencies also have adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not in compliance with any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt corrective action provisions described above.

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

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank's record in meeting the credit needs of the communities served by the bank, including low-and moderate-income neighborhoods. Furthermore, such assessment also is required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. In the case of a BHC (including a financial holding company) applying for approval to acquire a bank or BHC, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant BHC in considering the application. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance." The Bank was rated outstanding in its most recent CRA evaluation.

Bank Secrecy Act / Anti-Money Laundering Laws

The Bank is subject to the Bank Secrecy Act and its implementing regulations and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. Among other things, these laws and regulations require the Bank to take steps to prevent the use of the Bank for facilitating the flow of illegal or illicit money, to report large currency transactions, to file suspicious activity reports and to implement appropriate compliance programs, training, risk assessments and "know your customer" programs. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, such as the Company, with equity or debt securities registered under the Securities Exchange Act of 1934 (the "Exchange Act"). In particular, the Sarbanes-Oxley Act established: 1) new requirements for audit committees, including independence, expertise, and responsibilities; 2) requirements with respect to the establishment and evaluation of disclosure controls and procedures and internal control over financial reporting, and the audit of internal control over financial reporting; 3) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company with respect to financial statements and other information included in Exchange Act reports; 4) new standards for auditors and regulation of audits; 5) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and 6) new and increased civil and criminal penalties for violations of the securities laws.

Employees

At January 31, 2006, the Company and its subsidiaries had approximately 2,600 employees.

Item 1A. Risk Factors

There are a number of risks and uncertainties, many of which are beyond the Company's control that could have a material adverse impact on the Company's financial condition or results of operations. The Company describes below some of these risks and uncertainties.

Changes in the Hawaii and island market economies could adversely impact the Company.

The Company's business is closely tied to the economies of Hawaii and its other island markets, which are heavily influenced by tourism, government and other service-based industries. A sustained economic downturn could adversely affect the Company's financial condition or results of operations.

Changes in interest rates could adversely impact the Company.

The Company's earnings are highly dependent on the spread between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings. In addition, changes to the market interest rates could impact the level of loans, deposits and investments, and the credit profile of existing loans. These rates may be affected by many factors beyond the Company's control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Changes in interest rates may negatively impact the Company's ability to attract deposits, make loans and achieve satisfactory interest rate spreads which could adversely affect the Company's financial condition or results of operations.

The Company's reserve for credit losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on the Company's financial condition or results of operation. The Company maintains a Reserve for Credit Losses (the "Reserve") to absorb estimated probable credit losses inherent in the loan and commitment portfolios as of the balance sheet date. In determining the level of the Reserve, management makes various assumptions and judgments about the loan portfolio. If the Company's assumptions are incorrect, the Reserve may not be sufficient to cover losses which could adversely affect the Company's financial condition or results of operations.

Many of the Company's loans are secured by real estate in Hawaii and Guam. If these locations experience an economic downturn that impacted real estate values and customers' ability to repay, loan losses could exceed the estimates that are currently included in the Reserve.

The Company is subject to extensive regulation.

The Company's operations are subject to extensive regulation by federal and state governmental authorities which impose requirements and restrictions on the Company's operations. The impact of changes to laws and regulations or other actions by regulatory agencies could make regulatory compliance more difficult or expensive for the Company and could adversely affect the Company's financial condition or results of operations.

Competition may adversely affect the Company's business.

The Company faces competition for its services from a variety of competitors. The Company's future growth and success depends on its ability to compete effectively. The Company competes for deposits, loans and other financial services with numerous banks, thrifts, credit unions, mortgage companies, broker dealers, and insurance companies that are based in and out of Hawaii. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services, this could adversely affect the Company's financial condition or results of operations.

The Parent's liquidity is dependent on dividends from the Bank.

The Bank's ability to pay dividends to the Parent is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Federal Reserve Board could assert that payment of dividends from the Bank to the Parent is an unsafe or unsound practice. In the event the Bank was unable to pay dividends to the Parent, dividends on the Company's common stock could be jeopardized. The Company's failure to pay dividends or a reduction in the dividend rate could have a material adverse effect on the market price of the Company's common stock.

An interruption or breach in security of the Company's information systems may result in a loss of customers.

The Company relies heavily on communications and information systems to conduct its business. In addition, the Company depends, to a significant extent, on several third party service providers. Third parties provide key components of the Company's infrastructure including loan, deposit and general ledger processing, internet connections and network access. Any disruption in service of these key components could adversely affect the Company's ability to deliver products and services to its customers and otherwise to conduct its business. Further, any security breach of the Company's information systems or data, whether managed by the Company or by third parties, could harm the Company's reputation, cause a decrease in the number of customers, and adversely affect the Company's financial condition or results of operations.

Additional risks and uncertainties could have a negative effect on the Company's financial condition or results of operations.

Such factors include, but are not limited to: new litigation or changes in existing litigation, claims and assessments; environmental liabilities, asset impairments; real or threatened acts of war or terrorist activity, adverse weather, public health; changes in accounting standards, taxing authority interpretations; and an inability on the Company's part to retain and attract skilled people.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

The principal offices of the Company and each of its business segments are located in the Financial Plaza of the Pacific in Honolulu, Hawaii. The Company and its subsidiaries own and lease other premises, consisting of branch offices and operating facilities located in Hawaii and the Pacific Islands which are primarily used by the Retail Banking and Commercial Banking business segments.

Item 3. Legal Proceedings

The Company and its subsidiaries are involved in various legal proceedings arising from normal business activities. In the opinion of management, after reviewing these proceedings with counsel, the aggregate liability, if any, resulting from these proceedings is not expected to have a material effect on the Company's consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2005 to a vote of security holders through solicitation of proxies or otherwise.

Executive Officers of the Registrant:

Listed below are executive officers of the Company as of February 17, 2006.

Name	Age	Position

Allan R. Landon	57	Chairman and Chief Executive Officer since September 2004; President since December 2003; Chief Operating Officer from May 2004 to August 2004; Vice Chairman from February 2001 to December 2003; Chief Financial Officer from February 2001 to April 2004; and Director of Risk Management from April 2000 to January 2001.
Peter S. Ho	40
		Vice Chairman and Chief Banking Officer since January 2006, areas of responsibility include Commercial Banking and Investment Services Group; Vice Chairman, Investment Services Group from April 2004 to December 2005; Executive Vice President, Hawaii Commercial Banking Group from February 2003 to April 2004; Executive Vice President, Corporate Banking Division Manager from January 2002 to January 2003; Senior Vice President, Corporate Banking from October 1999 to December 2001.
Neal C. Hocklander	53
		Vice Chairman, Human Services since January 2006; Vice Chairman and Director of Information, Operations, & Human Services from May 2004 to December 2005; Vice Chairman and Director of Human Resources and Corporate Security from March 2003 to May 2004; Vice Chairman and Director of Human Resources from April 2001 to February 2003; Executive Vice President and Director of Human Resources from August 2000 to April 2001.
Richard C. Keene	46
		Vice Chairman and Chief Financial Officer since May 2004; Executive Vice President and Controller from January 2002 to April 2004; independent consultant for the Bank, April 2001 to December 2001; Chief Operating Officer and Controller, MaxRate.com, Inc., March 2000 to March 2001.
Mary E. Sellers	49
		Vice Chairman and Chief Risk Officer since July 2005; Executive Vice President and Director of Risk Management from June 2003 to June 2005; Executive Vice President, Credit Review Manager from January 2002 to June 2003; Senior Vice President, Credit Review Manager from December 2000 to December 2001.
Donna A. Tanoue	51
		Vice Chairman, Corporate and Regulatory Administration and Chief Administrative Officer since April 2004; Vice Chairman, Investment Services Group from April 2002 to April 2004; independent consultant for the Bank, September 2001 to March 2002; Chairman of the Federal Deposit Insurance Corporation, May 1998 to July 2001.
David W. Thomas	54
		Vice Chairman and Chief Operating Officer since January 2006, areas of responsibility include Retail Banking and Technology and Operations; Vice Chairman, Retail Banking from April 2001 to December 2005; Executive Vice President, Summit Bank, March 1999 to June 2001.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 17, 2006, there were 7,902 common shareholders of record.

Information regarding the historical market prices of the Company's common stock and dividends declared on that stock are shown below.

    Market Prices, Book Values and Common Stock Dividends Per Share

	Market Price (MP) Range
				Book Value (BV)	Dividends Declared
Year/Period	High	Low	Close

2005	$54.44	$43.82	$51.54	$13.52	$1.36
First Quarter	50.95	44.33	45.26		0.33
Second Quarter	51.30	43.82	50.75		0.33
Third Quarter	54.44	47.44	49.22		0.33
Fourth Quarter	53.19	47.21	51.54		0.37
2004	$51.10	$40.97	$50.74	$14.83	$1.23
First Quarter	47.45	41.75	46.33		0.30
Second Quarter	46.84	40.97	45.22		0.30
Third Quarter	48.07	43.55	47.25		0.30
Fourth Quarter	51.10	46.80	50.74		0.33
2003	$42.99	$29.25	$42.20	$14.44	$0.87

The Company's Board of Directors considers on a quarterly basis the feasibility of paying a cash dividend to the Company's shareholders. Under the Company's general practice, dividends are declared at the beginning of a quarter to be paid prior to the end of the quarter and are based, in part, on the expected earnings for the quarter. For additional information regarding the limitation on the Company's ability to pay dividends, see "Dividend Restrictions" under "Supervision and Regulation" in Item 1 of this report and Note 9 to the Consolidated Financial Statements, which is incorporated by reference in this Item.

    Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]

October 1 - 31, 2005	117,500	$49.23	117,500	$44,494,756
November 1 - 30, 2005	232,115	51.43	231,400	32,594,634
December 1 - 31, 2005	282,734	51.84	281,900	17,980,143

Total	632,349	$51.20	630,800

1
The months of November and December included 715 and 834 mature shares, respectively, purchased from employees in connection with stock option exercises. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Company's common stock on the dates of purchase.

2
The Company repurchased shares during the fourth quarter of 2005 pursuant to its ongoing share repurchase program that was first announced in July 2001. The Company announced an additional authorization for share repurchases of $100.0 million on January 23, 2006. As of February 17, 2006, $97.5 million remained of the $1.45 billion total repurchase amount authorized by the Company's Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Item 6. Selected Financial Data

    Summary of Selected Consolidated Financial Data 1

(dollars in millions except per share amounts)	2005	2004	2003	2002	2001

At December 31,
Balance Sheet Totals
Net Loans and Leases	$6,077.4	$5,880.1	$5,628.1	$5,216.2	$5,498.1
Total Assets	10,187.0	9,766.2	9,461.6	9,516.4	10,632.4
Deposits	7,907.5	7,564.7	7,332.8	6,920.2	6,678.2
Long-Term Debt	242.7	252.6	324.1	389.8	590.4
Shareholders' Equity	693.4	814.8	793.1	1,015.8	1,247.0
Average Assets	10,023.8	9,745.5	9,377.5	9,961.2	12,693.7
Average Loans and Leases	6,110.3	5,786.7	5,524.4	5,411.3	7,732.7
Average Deposits	7,766.5	7,422.3	7,045.8	6,599.9	8,066.7
Average Shareholders' Equity	731.1	761.0	900.1	1,183.5	1,344.1
Year Ended December 31,
Operating Results
Interest Income	$506.4	$455.0	$442.5	$516.5	$828.3
Net Interest Income	407.1	390.6	365.9	370.2	459.7
Provision for Credit Losses	4.6	(10.0)	–	11.6	74.3
Net Income	181.6	173.3	135.2	121.2	117.8
Basic Earnings Per Share	3.50	3.26	2.32	1.75	1.49
Diluted Earnings Per Share	3.41	3.08	2.21	1.70	1.46
Dividends Declared Per Share	1.36	1.23	0.87	0.73	0.72
Performance Ratios
Net Income to Average Total Assets (ROA)	1.81%	1.78%	1.44%	1.22%	0.93%
Net Income to Average Shareholders' Equity (ROE)	24.83	22.78	15.02	10.24	8.76
Net Interest Margin [2]	4.37	4.32	4.23	3.99	3.91
Efficiency Ratio [3]	53.15	56.14	63.38	64.94	65.40
Dividend Payout Ratio [4]	38.86	37.73	37.50	41.71	48.32
Average Equity to Average Assets	7.29	7.81	9.60	11.88	10.59
Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.48	1.78	2.24	2.67	2.81
Tier 1 Capital Ratio	10.36	12.13	12.54	16.59	19.76
Total Capital Ratio	12.70	14.89	15.81	19.96	23.29
Leverage Ratio	7.14	8.29	8.43	10.34	11.20
Non-Financial Data
Common Shareholders of Record at Year-End	7,940	8,171	9,561	10,550	10,937
Basic Weighted Average Shares	51,848,765	53,232,815	58,338,566	69,385,745	78,977,011
Diluted Weighted Average Shares	53,310,816	56,241,044	61,085,567	71,447,333	80,577,763
1
Comparison between years is affected by divestitures that occurred in 2001.

2
The net interest margin is defined as net interest income, on a fully-taxable equivalent basis, as a percentage of average earning assets.

3
The efficiency ratio is defined as non-interest expense divided by total revenue (net interest income and non-interest income).

4
Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic and business environment in the Company's service area and elsewhere, credit quality, anticipated net income and other financial and business matters in future periods. The Company's forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) unanticipated changes in business and economic conditions, the competitive environment, fiscal and monetary policies, taxing authority interpretations, legislation in Hawaii and the other markets the Company serves, or the timing and interpretation of proposed accounting standards; 2) changes in the Company's credit quality or risk profile that may increase or decrease the required level of reserve for credit losses; 3) changes in market interest rates that may affect the Company's credit markets and ability to maintain its net interest margin; 4) unpredictable costs and other consequences of legal or regulatory matters involving the Company; 5) changes to the amount and timing of the Company's proposed equity repurchases; 6) real or threatened acts of war or terrorist activity affecting business conditions; and 7) adverse weather, public health and other natural conditions impacting the Company and its customers' operations. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled "Risk Factors" in Part 1 of this report. Words such as "believes," "anticipates," "expects," "intends," "targeted" and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. The Company does not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

Critical Accounting Estimates

The Company's Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which it operates. The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements, which is incorporated by reference in this Item. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Critical accounting estimates are defined as those that require assumptions or judgments to be made based on information available as of the date of the financial statements. Certain policies inherently have a greater reliance on the use of estimates. Those policies have a greater possibility of producing results that could be materially different than reported if there is a change to any of the estimates, assumptions or judgments made by management. Based on the potential impact to the financial statements of the valuation methods, estimates, assumptions and judgments used, management identified the determination of the reserve for credit losses, the valuation of mortgage servicing rights, the valuation of leased asset residuals and the valuation of pension and postretirement obligations to be the accounting estimates that are the most subjective and/or judgmental.

Reserve for Credit Losses

A consequence of lending activities is that losses may be experienced. The amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions, including rising interest rates, and the financial performance of borrowers. The Company maintains a Reserve which consists of the Allowance for Loan and Lease Losses ("Allowance") and a Reserve for Unfunded Commitments ("Unfunded Reserve"). The Reserve provides for the risk of credit losses inherent in the credit extension process and is based on a range of loss estimates derived from a comprehensive quarterly evaluation, reflecting analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment to address observed changes in trends, conditions, and other relevant environmental and economic factors. The Allowance and the Unfunded Reserve are both increased and decreased through the provisioning process. The adequacy of the Allowance and the Unfunded Reserve is based on a range of inherent loss estimates derived from a comprehensive quarterly analysis of historical loss experience, plus an amount for credit management judgment reflecting the evaluation of the impact of environmental factors on portfolio performance, plus an amount for imprecision of estimates. There is no exact method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio. Note 1 to the Consolidated Financial Statements, which is incorporated by reference in this Item, describes the methodologies used to develop the Reserve.

The determination of the amount of the Reserve is a critical accounting estimate as it requires the use of estimates and significant judgment related to the amount and timing of expected future cash flows on impaired loans, estimated loss rates on homogenous portfolios and deliberation on economic factors and trends. There is no exact method of predicting specific losses or amounts that ultimately may be charged-off on particular segments of the loan portfolio. Each quarter, senior-level committees approve specific credit and reserve-related activities. Also each quarter, the Audit Committee of the Board of Directors reviews and approves the Reserve prior to final affirmation by the Board of Directors.

Mortgage Servicing Rights Valuation

When mortgage loans are sold with servicing retained, a servicing asset is established and accounted for based on estimated fair values. Once mortgage servicing rights have been recorded, they must be periodically evaluated for impairment. Impairment occurs when the current estimated fair value of mortgage servicing rights is less than the book value. The current estimated fair value is determined using discounted cash flow modeling techniques, which require management to make estimates and assumptions regarding the amount and timing of expected future cash flows, loan repayment rates, costs to service and interest rates that reflect the risk involved. The value of these assets is sensitive to changes in the estimates and assumptions made. Had the Company assumed that interest rates would decrease and prepayment rates increase, then the value of the mortgage servicing rights could have been lower. Note 4 to the Consolidated Financial Statements, which includes further discussion on the accounting for these assets and a sensitivity analysis, is incorporated by reference in this Item.

Residual Valuation of Leased Assets

Lease financing receivables include a residual value component, which represents the estimated value of leased assets upon lease expiration. The determination of expected value at lease termination is derived from a variety of sources, including equipment valuation services, appraisals and publicly available market data on recent sales transactions on similar equipment. The length of time until termination, the cyclical nature of equipment values and the limited marketplace for re-sale for certain leased assets are important variables considered in making this determination. The Company updates its valuation analysis on an annual basis, or more often when events or circumstances warrant. When it is determined that a residual value is higher than the expected fair market value at lease expiration, the difference is recorded as an asset impairment in the period in which the analysis was completed. The Company is unable to predict future events or conditions that could result in future asset impairments. Note 3 to the Consolidated Financial Statements includes further discussion on the accounting for these assets and is incorporated by reference in this Item.

Pension and Postretirement Plans

The Company's pension and postretirement obligations and net periodic cost are actuarially determined based on the following key assumptions: discount rate, estimated future return on plan assets, and the health care cost trend rate. The determination of the pension and postretirement obligations and net periodic cost is a critical accounting estimate as it requires the use of estimates and judgment related to the amount and timing of expected future cash out-flows for benefit payments and cash in-flows for maturities and returns on investments, mortality rates, future health care cost and other factors, and changes in any or all of the underlying estimates, factors or assumptions could have a material impact to the financial statements. The discount rate is used to determine the present value of future benefit obligations and the net periodic cost. The discount rate used to value the future benefit obligation as of each year-end is the rate used to determine the periodic expense in the next year. The discount rate of 5.75% used for the December 31, 2005 valuations was determined based on match-funding maturities and interest payments on corporate bonds available in the market place to projected cash flows for future benefit payments. In determining the net periodic cost, the Company lowered the discount rate to 6.00% in 2005 from 6.25% used in 2004 and 6.75% used in 2003, reflecting the decline in market interest rates during these periods. The estimated return on plan assets of 8.5% was based on historical trends and a building block approach taking into account the type of investments in the pension plan. The health care cost trend rate for 2005 was 9% and will decrease by 1% annually until reaching the ultimate trend rate of 5% in 2009. A 25 basis point decrease in the discount rate would have increased the total pension and postretirement net periodic cost in 2005 by approximately $0.3 million and the benefit obligations at December 31, 2005 by $4.1 million. A 25 basis point increase in the discount rate would have decreased the total pension and postretirement net periodic cost in 2005 by approximately $0.3 million and the benefit obligations at December 31, 2005 by $3.9 million. A 1% change in the health care cost trend rate would have changed the 2005 net periodic postretirement cost by approximately $0.4 million.

The estimated pension and postretirement net periodic cost for 2006 is $5.0 million based on a discount rate of 5.75%. A 25 basis point decrease in the discount rate would increase the total pension and postretirement net periodic cost by approximately $0.3 million. Note 11 to the Consolidated Financial Statements includes further discussion on the accounting for these plans and is incorporated by reference in this Item.

Overview

The Company is entering the final year of its 2004-2006 plan (the "Plan"), which continues to build on the governing objective of maximizing shareholder value over time.

The Plan consists of five key elements:

  •
  Accelerate revenue growth in our island markets.
  •
  Total revenue, consisting of net interest income and non-interest income, was up 3.5% in 2005 over 2004.

  •
  Better integrate our business segments and continue to develop our management teams.
  •
  An organizational change was announced in December 2005 that will better integrate significant areas of the Company. David Thomas, the head of Retail Banking, was named Chief Operating Officer and was given the added responsibilities of managing the Company's Technology and Operations functions. In addition, Peter Ho was named Chief Banking Officer and is responsible for the Commercial Banking and the Investment Services Group. These changes will improve the effectiveness and the efficiency of how our business units work together to provide service to our customers and to each other.
  •
  In July 2005, Mary Sellers was appointed Chief Risk Officer as a successor to Bill Nelson, who retired from the Company.

  •
  Improve operating efficiency.
  •
  The efficiency ratio improved to 53% in 2005 from 56% in 2004.
  •
  Operating leverage, defined as the percentage change in income before the provision for credit losses and income taxes, exceeded 10% in 2005 and 14% in 2004 (excluding the impact of the 2003 System Replacement Project costs).

  •
  Maintain a culture of dependable risk and capital management.
  •
  At December 31, 2005 non-performing assets represented 11 basis points of total loans and leases, foreclosed real estate and other investments.
  •
  The Company's capital position remained strong with a leverage ratio of 7.14% at December 31, 2005.

During 2005 the Company continued to meet the key financial objectives of the Plan. Results for 2005 compared to 2004 included the following components:

  •
  Net income for 2005 was $181.6 million, up 4.7% from 2004
  •
  Diluted earnings per share was $3.41, an increase of 10.7% over 2004
  •
  Return on average equity increased to 24.83% from 22.78% in 2004
  •
  The net interest margin was 4.37%, an increase of five basis points over 2004

  •
  Return on average assets increased to 1.81% from 1.78% in 2004

The Company's overall financial results are more fully discussed in the following sections of this report.

Analysis of Statement of Income

Certain 2004 and 2003 information has been reclassified to conform to 2005 presentation.

Net Interest Income

Net interest income on a taxable equivalent basis increased $16.5 million or 4.2% from 2004. The increase in net interest income was largely a result of higher income earned on the loan and investment securities portfolios. The investment securities portfolio, which consists primarily of mortgage-backed securities, experienced an increase in interest income due to higher yields on securities acquired and a reduction in prepayments. Interest income from loans increased from 2004 as a result of higher yields earned, which was consistent with increases in benchmark interest rates (e.g. prime), and higher average balances. The average balance of commercial and industrial loans increased 14% from 2004 as a result of continued new loan growth while home equity loans increased 32% during the year.

Partially offsetting these increases in interest income was a rise in interest expense on interest-bearing deposits and short-term borrowings, as a result of increases in short-term interest rates during the year.

The net interest margin was 4.37% in 2005, a five basis points increase from 2004. The improvement in the margin was attributable to the increase in the average yield earned on the loan and investment securities portfolio in 2005, partially offset by the rise in the Company's cost of funds.

In 2004, the net interest income on a taxable equivalent basis increased $24.7 million or 6.7% from 2003. The increase in net interest income was due to higher income earned on the investment securities portfolio, resulting from reduction in prepayments in 2004, and lower expense paid on interest-bearing deposits. The increase in investment securities portfolio was partially offset by a decrease in interest income on loans. Interest income on loans decreased mainly due to the lower income earned on mortgage loans as a result of lower yields in 2004 compared to 2003. The decline in interest expense from interest-bearing deposits was mainly due to lower average rates paid on savings and time deposits.

The net interest margin was 4.32% in 2004, a nine basis points increase from 2003. The improvement in the margin was attributable to the improvement in the average yield earned on the investment securities portfolio and a 23 basis point decline in the average rate paid on interest-bearing deposits, primarily savings and time deposits which lowered the Company's cost of funds.

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income is presented in Table 2.

Consolidated Average Balances and Interest Rates - Taxable Equivalent Basis	Table 1

	2005			2004			2003

(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Earning Assets
Interest-Bearing Deposits	$7.1	$0.2	3.07%	$189.7	$3.5	1.83%	$227.3	$4.8	2.12%
Funds Sold	39.3	1.3	3.38	85.6	1.0	1.24	162.9	1.9	1.18
Investment Securities
Available for Sale	2,545.6	113.8	4.47	2,227.8	93.7	4.21	2,142.8	77.9	3.64
Held to Maturity	523.7	21.4	4.08	675.7	26.2	3.88	487.6	19.0	3.89
Loans Held for Sale	14.5	0.8	5.67	15.8	0.9	5.58	39.5	2.2	5.48
Loans and Leases [1]
Commercial and Industrial	953.4	59.8	6.27	834.3	43.2	5.17	877.6	42.9	4.89
Construction	138.6	8.8	6.35	85.7	3.7	4.39	78.5	3.3	4.20
Commercial Mortgage	582.6	34.8	5.97	639.1	34.5	5.40	644.8	37.4	5.81
Residential Mortgage	2,363.8	134.3	5.69	2,298.1	130.1	5.66	2,299.2	145.9	6.34
Other Revolving Credit and Installment	740.4	62.7	8.46	691.5	59.3	8.58	545.1	52.4	9.62
Home Equity	737.1	46.0	6.24	560.3	27.4	4.88	444.6	22.5	5.05
Purchased Home Equity	96.4	3.1	3.25	168.2	7.4	4.41	144.7	5.9	4.10
Lease Financing	498.0	18.3	3.67	509.5	21.5	4.21	489.9	22.3	4.55

Total Loans and Leases	6,110.3	367.8	6.02	5,786.7	327.1	5.65	5,524.4	332.6	6.02

Other	69.8	1.3	1.81	73.8	2.8	3.78	75.7	4.3	5.61

Total Earning Assets [2]	9,310.3	506.6	5.44	9,055.1	455.2	5.03	8,660.2	442.7	5.11

Cash and Non-Interest Bearing Deposits	313.0			314.6			328.4
Other Assets	400.4			375.8			388.9

Total Assets	$10,023.7			$9,745.5			$9,377.5

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,667.0	10.1	0.60	$1,433.1	3.2	0.22	$1,215.7	2.5	0.20
Savings	2,928.6	20.5	0.70	2,945.3	13.2	0.45	2,723.9	15.7	0.58
Time	1,197.8	27.8	2.32	1,114.8	20.3	1.82	1,352.3	29.3	2.17

Total Interest-Bearing Deposits	5,793.4	58.4	1.01	5,493.2	36.7	0.67	5,291.9	47.5	0.90

Short-Term Borrowings	843.5	25.9	3.07	884.0	11.3	1.27	724.2	9.0	1.24
Long-Term Debt	244.2	15.0	6.15	284.2	16.4	5.78	352.7	20.1	5.71

Total Interest-Bearing Liabilities	6,881.1	99.3	1.44	6,661.4	64.4	0.97	6,368.8	76.6	1.20

Net Interest Income		$407.3			$390.8			$366.1

Interest Rate Spread			4.00%			4.06%			3.91%
Net Interest Margin			4.37%			4.32%			4.23%
Non-Interest-Bearing Demand Deposits	1,973.1			1,929.1			1,753.9
Other Liabilities	438.4			394.0			354.7
Shareholders' Equity	731.1			761.0			900.1

Total Liabilities and Shareholders' Equity	$10,023.7			$9,745.5			$9,377.5

1
Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

2
Interest income includes taxable-equivalent basis adjustment based upon a statutory tax rate of 35%.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis	Table 2

	Year Ended December 31, 2005 Compared to 2004			Year Ended December 31, 2004 Compared to 2003

(dollars in millions)	Volume [1]	Rate [1]	Total	Volume [1]	Rate [1]	Total

Change in Interest Income:
Interest-Bearing Deposits	$(4.7)	$1.4	$(3.3)	$(0.7)	$(0.6)	$(1.3)
Funds Sold	(0.8)	1.1	0.3	(1.0)	0.1	(0.9)
Investment Securities
Available for Sale	14.0	6.1	20.1	3.2	12.6	15.8
Held to Maturity	(6.1)	1.3	(4.8)	7.2	–	7.2
Loans Held for Sale	(0.1)	–	(0.1)	(1.3)	–	(1.3)
Loans and Leases
Commercial and Industrial	6.7	9.9	16.6	(2.1)	2.4	0.3
Construction	3.0	2.1	5.1	0.2	0.2	0.4
Commercial Mortgage	(3.2)	3.5	0.3	(0.3)	(2.6)	(2.9)
Residential Mortgage	3.6	0.6	4.2	(0.1)	(15.7)	(15.8)
Other Revolving Credit and Installment	4.2	(0.8)	3.4	13.0	(6.1)	6.9
Home Equity	9.9	8.7	18.6	5.7	(0.8)	4.9
Purchased Home Equity	(2.7)	(1.6)	(4.3)	1.0	0.5	1.5
Lease Financing	(0.5)	(2.7)	(3.2)	0.9	(1.7)	(0.8)

Total Loans and Leases	21.0	19.7	40.7	18.3	(23.8)	(5.5)

Other	(0.1)	(1.4)	(1.5)	(0.1)	(1.4)	(1.5)

Total Change in Interest Income	23.2	28.2	51.4	25.6	(13.1)	12.5

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.6	6.3	6.9	0.5	0.2	0.7
Savings	(0.1)	7.4	7.3	1.2	(3.7)	(2.5)
Time	1.6	5.9	7.5	(4.7)	(4.3)	(9.0)

Total Interest-Bearing Deposits	2.1	19.6	21.7	(3.0)	(7.8)	(10.8)

Short-Term Borrowings	(0.6)	15.2	14.6	2.1	0.2	2.3
Long-Term Debt	(2.4)	1.0	(1.4)	(3.9)	0.2	(3.7)

Total Change in Interest Expense	(0.9)	35.8	34.9	(4.8)	(7.4)	(12.2)

Change in Net Interest Income	$24.1	$(7.6)	$16.5	$30.4	$(5.7)	$24.7

1
The changes for each category of interest income and expense are divided between the portion of changes attributable to the variance in volume or rate for that category.

Provision for Credit Losses

The Provision for Credit Losses (the "Provision") reflects management's judgment of the adequacy of the Allowance and the Unfunded Reserve. It is determined through detailed quarterly analytical reviews of the loan and commitment portfolios. In 2005, the Company recorded a Provision of $4.6 million whereas, in 2004, the Company returned $10.0 million to income from a release from the Allowance. The Provision is based on the levels of net loan charge-offs, changes in the economic environment during the period, as well as management's ongoing assessment of the credit quality and growth of the loan portfolio. For information on the Allowance, refer to the "Corporate Risk Profile – Allowance for Loan and Lease Losses" section of this report.

Based on current conditions, the Company estimates a $17.0 million Provision for 2006. However, the actual amount of the Provision is determined based upon analysis performed each quarter.

Non-Interest Income

Table 3 presents the major components of non-interest income.

Non-Interest Income	Table 3

				Percent Change
	Year Ended December 31,

				2005 to 2004	2004 to 2003
(dollars in thousands)	2005	2004	2003

Trust and Asset Management	$56,830	$53,465	$50,996	6%	5%
Mortgage Banking	10,399	8,012	15,556	30	(48)
Service Charges on Deposit Accounts	39,945	39,117	35,938	2	9
Fees, Exchange and Other Service Charges	59,588	54,907	56,221	9	(2)
Investment Securities Gains (Losses)	341	(794)	1,789	n.m.	n.m.
Insurance	19,643	19,241	19,145	2	1
Other Income:
Income from Bank-Owned Life Insurance	6,037	7,336	7,301	(18)	–
Gain on the Sale of Leased Assets	5,084	6,076	1,877	(16)	224
Leasing Partnership Distribution	18	3,218	–	n.m.	n.m.
Gain on the Sale of Land	–	2,454	–	n.m.	n.m.
Other	11,429	12,062	9,897	(5)	22

Total Other Income	22,568	31,146	19,075	(28)	63

Total Non-Interest Income	$209,314	$205,094	$198,720	2%	3%

n.m. – not meaningful.

Trust and asset management income is comprised of fees earned for the management and administration of assets. The fees are generally based on the market value of the assets that are managed. Total assets under administration were $12.5 billion, $11.5 billion and $10.0 billion (adjusted for sale of corporate trust business in the first quarter of 2004) at December 31, 2005, 2004 and 2003, respectively. The increase in trust and asset management income in 2005 from 2004 is consistent with the increase in equity markets which led to an increase in the Company's average market value of assets under management. In addition, trust and asset management income increased due to higher advisory fees on money market assets.

Mortgage banking income is comprised primarily of gains from sales of loans and net servicing income. Net servicing income is income earned for servicing loans less the amortization of mortgage servicing rights. Mortgage banking income is highly influenced by the level and direction of mortgage interest rates. Mortgage banking income increased in 2005 as compared to 2004 largely as a result of a decline in the amortization of servicing rights attributable to a decrease in prepayments. Mortgage loan production volume (approximately $1.0 billion) was consistent with 2004. Mortgage banking income declined in 2004 as compared to 2003 largely as a result of a 50% decrease in mortgage loan production. Mortgage interest rates hit record lows in 2003, which led to a record year for production. The decreased production volume in 2004 combined with competitive sales margins and a change in the mix of production to more variable rate loans led to lower gains on sale of loans. Gains from the sale of loans declined $13.2 million and other fees declined $2.9 million in 2004 from 2003. However, the decline in re-financings benefited the Company as loan prepayments declined by 68% resulting in an increase in net servicing income of 87%.

Fees, exchange and other service charges are primarily comprised of merchant service activity, fees from ATMs and other loan fees and service charges. Merchant service activity experienced growth in each period as a result of increased tourism levels in Hawaii during 2005. In 2003, a $3.0 million prepayment fee on a commercial real estate loan was recognized.

Non-Interest Expense

Table 4 shows the major components of non-interest expense.

Non-Interest Expense	Table 4

				Percent Change
	Year Ended December 31,

				2005 to 2004	2004 to 2003
(dollars in thousands)	2005	2004	2003

Salaries and Benefits:
Salaries	$108,286	$111,362	$114,953	(3)%	(3)%
Incentive Compensation	16,145	15,458	15,747	4	(2)
Stock-Based Compensation	6,118	11,726	9,215	(48)	27
Commission Expense	8,112	7,682	10,797	6	(29)
Retirement and Other Benefits	17,962	15,900	14,353	13	11
Payroll Taxes	9,748	11,063	10,454	(12)	6
Medical, Dental and Life Insurance	8,027	8,354	7,371	(4)	13
Separation Expense	1,912	2,754	3,390	(31)	(19)

Total Salaries and Benefits	176,310	184,299	186,280	(4)	(1)

Net Occupancy	38,273	38,347	38,980	–	(2)
Net Equipment	21,541	23,926	33,652	(10)	(29)
Professional Fees	15,702	14,212	12,913	10	10
Information Technology System Replacement Project	–	–	21,871	–	n.m.
Other Expense:
Data Services	12,128	10,364	6,271	17	65
Delivery and Postage Services	9,812	10,123	9,983	(3)	1
Other	53,876	53,169	47,925	1	11

Total Other Expense	75,816	73,656	64,179	3	15

Total Non-Interest Expense	$327,642	$334,440	$357,875	(2)%	(7)%

n.m. – not meaningful.

Total salaries and benefits declined in both 2005 and 2004 compared to the respective preceding year, however, components have varied each year. The decrease in 2005 was primarily due to lower stock-based compensation expense associated with restricted stock units and lower base salaries as a result of a decline in the number of employees. The average number of employees declined 3% in both 2005 and 2004 compared to the respective preceding year. Offsetting the decline in base salaries in 2005 was an increase in retirement and other benefits due to increased expense for actuarial determined benefits as a result of changes in the discount rate. Total salaries and benefits declined in 2004 compared to 2003 due to decreases in salaries and commission expense, partially offset by an increase in stock-based compensation expense. Consistent with the trends in mortgage banking income, commission expense increased by $0.4 million in 2005 and declined $3.1 million in 2004 from the increased level in 2003. In 2003, the Company recognized a $2.5 million curtailment gain on its post retirement benefits due to the termination of life insurance benefits. The Company also recognized expense for its frozen defined benefit plan in 2005 and 2004.

Professional fees increased in 2005 primarily due to legal fees and other expenses resulting from the now resolved SEC investigation related to alleged market timing and/or excessive trading in a mutual fund family to which the Bank serves as a registered investment adviser. In the fourth quarter of 2005, the SEC terminated its investigation and decided not to recommend enforcement action. The increased legal fees in 2005 were partially offset by decreases in other professional fees due to lower consulting fees. The increase in professional fees in 2004 from 2003 was mainly due to added professional services relating to the Company's mutual fund business and an increase in audit fees.

Other expense increased in 2005 primarily as a result of a goodwill impairment charge of $1.3 million in the first quarter of 2005 relating to the Bank's insurance business. Other expense increased in 2004 from 2003 due to a legal settlement accrual of $2.2 million. In 2003, other expenses were reduced due to a $2.5 million gain on the sale of foreclosed real estate and a gain on the transfer of an affinity mileage program.

Income Taxes

The provision for income taxes reflected an effective tax rate of 36.11% in 2005 and 36.09% in 2004, compared to an effective rate of 34.62% in 2003. For additional information regarding tax expense, including a reconciliation of the effective tax rate to the statutory tax rate, refer to Note 13 to the Consolidated Financial Statements, which is incorporated by reference in this Item.

Business Segments

The Company's business segments are defined as Retail Banking, Commercial Banking, Investment Services Group and Treasury and Other Corporate. The Company's internal management accounting process measures the performance of the business segments based on the management structure of the Company. This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of interest income, expense overhead, the Provision and capital. This process is dynamic and requires certain allocations based on judgment and subjective factors. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to U.S. generally accepted accounting principles. Previously reported results have been reclassified to conform to the current organizational reporting structure.

The Company evaluates several performance measures of the business segments, the most important of which are net income after capital charge ("NIACC") and risk adjusted return on capital ("RAROC"). NIACC is economic net income less a charge for the cost of allocated capital. The cost of allocated capital is determined by multiplying management's estimate of a shareholder's minimum required rate of return on the cost of capital invested (currently 11%) by the segment's allocated equity. The Company assumes a cost of capital that is equal to a risk-free rate plus a risk premium. RAROC is the ratio of economic net income to risk-adjusted equity. Equity is allocated to each business segment based on an assessment of its inherent risk. The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company's overall asset and liability management activities on a proportionate basis. The basis for the allocation of net interest income is a function of management decisions and assumptions that are subject to change based on changes in current interest rate and market conditions. Funds transfer pricing also serves to transfer interest rate risk to the Treasury segment. However, the other business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions within guidelines. The Provision recorded in the Retail Banking, Commercial Banking and Investment Services Group segments represents actual net charge-offs of these segments. The Provision charged to the Treasury and Other Corporate segment represents residual changes in the level of the Reserve. The business segments are charged an economic provision which is a statistically derived estimate of average annual expected credit losses over an economic cycle.

On a consolidated basis, the Company considers NIACC a measure of shareholder value creation. For the year ended December 31, 2005, consolidated NIACC was $89.1 million, compared to $67.6 million in 2004, a result of improved financial performance and more efficient use of capital.

Financial results for each of the segments are presented in Table 5 and Note 17 of the Consolidated Financial Statements, which is incorporated by reference in this Item.

The following table summarizes NIACC and RAROC results for the Company's business segments:

Business Segment Selected Financial Information	Table 5

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services Group	Treasury and Other Corporate	Consolidated Total

Year Ended December 31, 2005
Allocated Net Income	$83,080	$55,861	$8,129	$34,491	$181,561
Allowance Funding Value	(688)	(2,332)	(23)	3,043	–
Provision for Credit Losses	14,151	8,942	(1)	(18,504)	4,588
Economic Provision	(13,547)	(9,763)	(406)	(4)	(23,720)
Tax Effect of Adjustments	31	1,167	159	5,722	7,079

Income Before Capital Charge	83,027	53,875	7,858	24,748	169,508
Capital Charge	(22,042)	(18,505)	(5,787)	(34,112)	(80,446)

Net Income (Loss) After Capital Charge (NIACC)	$60,985	$35,370	$2,071	$(9,364)	$89,062

RAROC (ROE for the Company)	41%	32%	15%	17%	25%

Year Ended December 31, 2004
Allocated Net Income	$68,575	$55,893	$8,319	$40,552	$173,339
Allowance Funding Value	(605)	(2,653)	(25)	3,283	–
Provision for Credit Losses	10,446	3,232	47	(23,725)	(10,000)
Economic Provision	(14,054)	(10,528)	(370)	(8)	(24,960)
Tax Effect of Adjustments	1,559	3,681	129	7,566	12,935

Income Before Capital Charge	65,921	49,625	8,100	27,668	151,314
Capital Charge	(22,157)	(19,887)	(5,227)	(36,458)	(83,729)

Net Income (Loss) After Capital Charge (NIACC)	$43,764	$29,738	$2,873	$(8,790)	$67,585

RAROC (ROE for the Company)	33%	27%	17%	22%	23%

Year Ended December 31, 2003
Allocated Net Income	$72,436	$49,774	$7,616	$5,369	$135,195
Allowance Funding Value	(595)	(3,987)	(32)	4,614	–
Provision for Credit Losses	6,909	8,415	(5)	(15,319)	–
Economic Provision	(11,932)	(12,120)	(432)	(25)	(24,509)
Tax Effect of Adjustments	2,079	2,846	174	3,969	9,068

Income (Loss) Before Capital Charge	68,897	44,928	7,321	(1,392)	119,754
Capital Charge	(22,715)	(21,874)	(5,047)	(49,405)	(99,041)

Net Income (Loss) After Capital Charge (NIACC)	$46,182	$23,054	$2,274	$(50,797)	$20,713

RAROC (ROE for the Company)	33%	23%	16%	(1)%	15%

Retail Banking

The Company's Retail Banking segment offers a broad range of financial products and services to consumers and small businesses. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases and installment loans. Deposit products include checking, savings and time deposit accounts. The Retail Banking segment also provides merchant services to its small business customers. Products and services from the Retail Banking segment are delivered to customers through 72 Hawaii branch locations, over 500 ATMs, e-Bankoh (on-line banking service) and a 24-hour telephone banking service. Also included in the segment is Bankoh Investment Services, Inc., a full service brokerage offering equities and bonds, mutual funds, life insurance and annuity products.

The increase in the Retail Banking financial measures from 2004 to 2005 was primarily due to higher net interest income and non-interest income. The increase in net interest income was the result of higher earnings credit on the funds transfer pricing of the segment's deposit portfolio as well as increased loan and deposit balances. The increase in non-interest income was primarily due to improved application of fee schedules and growth in the number of deposit accounts, along with increased mortgage banking income. Non-interest expense in 2005 remained relatively flat as compared to 2004. The increase in the Provision was primarily due to increased charge-offs in the segment's growing loan portfolios.

The Retail Banking segment's financial measures in 2004 remained relatively consistent with 2003. Net interest income and non-interest income declined and were partially offset by a decrease in non-interest expense. The decrease in net interest income was mainly a result of lower earnings credit from funds transfer pricing on the segment's deposit account balances, reflective of the lower interest rate environment. During 2004, the segment experienced steady growth in its indirect auto, direct personal and home equity portfolios, partially offsetting the effect of the lower earnings credit on deposit accounts. The decrease in non-interest income primarily resulted from lower gains on the sale of mortgage loans due to lower production and related sales volume and competitive market conditions. The segment's decrease in non-interest expense was primarily due to reductions in technology and operations support, depreciation and software costs attributable to the Systems Replacement Project. The increase in the Provision was primarily due to increased charge-offs in the segment's growing loan portfolios.

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

The improvement in the segment's financial measures for 2005 compared with 2004 was due to an increase in net-interest income and a decrease in non-interest expense, partially offset by a decrease in non-interest income. The increase in net-interest income was primarily due to higher deposit balances and the related earnings credit from funds transfer pricing. The decrease in non-interest income was due to large non-recurring transactions that resulted in higher gains in 2004. The reduction in non-interest expense was due to a gain realized on the sale of foreclosed assets in the first quarter of 2005 and lower salaries expense. Reductions in operating risk and the further refinement of credit risk factors resulted in a lower charge for capital. The increase in Provision over 2004 was primarily the result of a leveraged lease charge-off in relation to the bankruptcy of a major airline carrier.

The improvement in the segment's financial measures for 2004 compared with 2003 was primarily due to an increase in non-interest income and a decrease in capital charge, partially offset by a decrease in net interest income. The increase in non-interest income was a result of a gain on the sale of assets at the end of a leveraged lease transaction, a leasing partnership investment distribution and increased insurance income. This was offset by a decrease in net interest income due to a decrease in the earnings credit from funds transfer pricing on the segment's deposit account balances, reflective of lower interest rates. Total non-interest expense declined in 2004 from 2003 because of decreases in salaries and lower allocated expenses from support units within the Company. The charge for capital decreased because of the refinement of credit risk factors.

Investment Services Group

The Investment Services Group includes private banking, trust services, asset management and institutional investment advice. A significant portion of this segment's income is derived from fees, which are generally based on the market values of assets under management. The private banking and personal trust group assists individuals and families in building and preserving their wealth by providing investment, credit and trust expertise to high net-worth individuals. The asset management group manages portfolios and creates investment products. Institutional sales and service offers investment advice to corporations, government entities and foundations.

The decline in the segment's financial measures for 2005 from 2004 was primarily due to previously announced charges for legal fees and other expenses as a result of the now resolved SEC investigation discussed above under "Analysis of Statement of Income – Non-Interest Expense." Increases in both net interest income and non-interest income partially offset the increased non-interest expenses. Trust and asset management fee income increased largely due to improved market conditions which resulted in an increase in the average market value of assets under management and an increase in investment advisory fees on money market accounts.

The improvement in the segment's financial measures for 2004 was a result of an increase in non-interest income. Non-interest income increased because of growth in trust and asset management fee income resulting from improved market conditions and an increase in other income due to the sale of the corporate trust business. These positive trends were offset by increases in both direct and allocated non-interest expense. The increase in non-interest expense was primarily due to increased professional fees relating to the Company's mutual fund business.

Treasury and Other Corporate

The primary income earning component of this segment is Treasury, which consists of corporate asset and liability management activities, including interest rate risk management and foreign exchange business. This segment's assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, funds sold and purchased, government deposits and short- and long-term borrowings. The primary sources of non-interest income are bank-owned life insurance and foreign exchange income related to customer driven currency requests from merchants and island visitors. The net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with eliminations of inter-company transactions.

This segment also includes divisions (Technology and Operations, Human Resources, Finance, Credit and Risk Management and Corporate and Regulatory Administration) that provide a wide-range of support to the other business segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process. Results for this segment in 2003 include the System Replacement Project costs that were not incurred by or allocated to the other business segments.

The segment's financial measures in 2005 remained relatively consistent with 2004, although net interest income and non-interest income decreases were offset by a decrease in non-interest expense. The reduction in net interest income was due to the impact on the Treasury unit of funding higher average deposit balances. Non-interest income decreased due to reduced income from bank-owned life insurance and the sale of a parcel of land in 2004. Non-interest expenses decreased due to reductions in stock-based compensation and separation expense.

The improvement in the segment's financial measures in 2004 compared to 2003 was primarily due to an increase in net interest income and the absence of System Replacement Project costs. The increase in net interest income was due to the impact of the lower cost of funding deposits by the Treasury unit and higher average balances in the investment securities portfolio. NIACC was also favorably impacted by a lower capital charge due to the reduction of the Company's excess capital as a result of the continuing share repurchase activity.

Balance Sheet Analysis

Certain 2004 information has been reclassified to conform to 2005 presentation.

Investment Securities

The Company's investment securities portfolio is managed in an effort to provide liquidity and interest income, offset interest rate risk positions and provide collateral for various banking activities. As of December 31, 2005, the investment securities portfolio totaled $3.0 billion, a decrease of $81.2 million from December 31, 2004. The investment securities portfolio was in a gross unrealized loss position of $59.7 million or 2.0% of total amortized cost at December 31, 2005. The Company intends and has the ability to hold the securities for the time necessary to recover the amortized cost value. See Note 2 to the Consolidated Financial Statements, which is incorporated by reference in this Item, for further information.

See Table 6 for the contractual maturity distribution, market value and weighted-average yield to maturity of investment securities.

Supplementary Data - Contractual Maturity Distribution, Market Value and Weighted-Average Yield to Maturity of Investment Securities	Table 6

(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Approximate Market Value

Contractual Maturity Distribution Based on Amortized Cost
December 31, 2005
Investment Securities – Available for Sale [1]
U.S. Treasury Securities	$0.6	3.9%	$3.7	4.1%	$0.2	5.2%	$–	–%	$4.5	4.1%	$4.4
U.S. Government Agencies	11.8	3.4	76.7	4.7	5.3	5.4	2.3	5.1	96.1	4.6	95.7
Obligations of States and
Political Subdivisions [2]	–	–	3.1	4.6	30.2	5.4	–	–	33.3	5.3	33.0
Mortgage-Backed Securities [3]	–	–	4.2	5.1	48.4	4.7	2,061.0	4.9	2,113.6	4.9	2,079.9
Other Debt Securities	5.0	3.2	328.4	3.7	–	–	–	–	333.4	3.7	325.2

Total Investment Securities – Available for Sale	17.4	3.4%	416.1	3.9%	84.1	5.0%	2,063.3	4.9%	2,580.9	4.7%	2,538.2

Investment Securities – Held to Maturity
Obligations of States and
Political Subdivisions [2]	–	–%	0.1	8.6%	–	–%	–	–%	0.1	8.6%	0.1
Mortgage-Backed Securities [3]	–	–	–	–	–	–	454.1	4.2	454.1	4.2	442.9

Total Investment Securities – Held to Maturity	–	–%	0.1	8.6%	–	–%	454.1	4.2%	454.2	4.2%	443.0

Total Investment Securities
December 31, 2005	$17.4		$416.2		$84.1		$2,517.4		$3,035.1		$2,981.2

December 31, 2004	$11.5		$349.6		$71.3		$2,633.0		$3,065.4		$3,069.5

December 31, 2003	$55.9		$69.1		$135.5		$2,441.0		$2,701.5		$2,711.8

1
Weighted-average yield on available for sale securities are based on amortized cost.

2
Weighted-average yield on obligations of states and political subdivisions are generally tax-exempt and are computed on a tax-equivalent basis using a federal income tax rate of 35%.

3
Contractual maturities do not anticipate reductions for periodic paydowns.

Loans and Leases

Loans and leases represent the Company's largest category of interest earning assets and the largest source of revenue. The loan portfolio, which is divided into commercial and consumer components, increased 3% to $6.2 billion at December 31, 2005 from 2004. Table 7 presents the geographic distribution of the loan and lease portfolio based on the location of the borrower and Table 8 presents maturities and sensitivity of loans to changes in interest rates.

The commercial loan portfolio is comprised of commercial and industrial loans, commercial mortgages, construction loans and lease financing. Commercial and industrial loans are extended primarily to corporations, middle market and small businesses. The purpose of these loans is for working capital needs, acquisitions, equipment or other expansion projects. Although the Company's primary market is Hawaii, the commercial portfolio contains some borrowers from the continental United States ("Mainland") that are principally shared national credits. Commercial mortgages and construction loans are offered to real estate investors, developers and builders primarily domiciled in Hawaii. Commercial mortgages are secured by real estate. The source of repayment for investor property is cash flow from the property and for owner-occupied property it is operating cash flow from the business. Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Lease financing consists of direct financing leases and leveraged leases. Overall, the commercial loan portfolio decreased compared to 2004 due to a significant loan payoff during the fourth quarter partially offset by the growth in construction loans mainly due to the strong local economy.

The consumer loan portfolio is comprised of residential mortgage loans, home equity loans, personal credit lines, direct installment loans and indirect auto loans and leases. These products are offered generally in the markets the Company serves through its branch network. Both the residential mortgage and home equity portfolios continued to benefit from higher home values in 2005. Median and average home sales prices in Hawaii increased more than 25% in 2005, resulting in higher purchase prices and additional equity in existing homes, bolstering growth in the residential mortgage and home equity portfolios. The Company used targeted marketing campaigns and promotions as well as improved service standards to make loans available to creditworthy customers. The Company expects to see continued growth in these portfolios in 2006. By contrast, the purchased home equity portfolio, which is comprised of Mainland borrowers, continues to run-off with no new purchases in 2005. Note 3 to the Consolidated Financial Statements, which is incorporated by reference in this Item, presents the composition of the loan and lease portfolio by major loan categories. For additional information, refer to the "Corporate Risk Profile – Credit Risk" section of this Item.

Geographic Distribution of Loan and Lease Portfolio	Table 7

	As of December 31, 2005
(dollars in thousands)	Hawaii	Mainland U.S.	Guam	Other Pacific Islands	Foreign	Total

Commercial
Commercial and Industrial	$562,528	$155,893	$132,265	$37,293	$30,798	$918,777
Commercial Mortgage	454,399	15,579	84,769	3,599	–	558,346
Construction	134,313	16,084	2,949	47	–	153,393
Lease Financing	41,473	395,955	151	5	32,571	470,155

Total Commercial	1,192,713	583,511	220,134	40,944	63,369	2,100,671

Consumer
Residential Mortgage	2,167,988	–	230,175	2,747	30,642	2,431,552
Home Equity	788,650	–	13,117	–	–	801,767
Purchased Home Equity	–	72,633	–	–	–	72,633
Other Revolving Credit and Installment	549,281	–	173,794	13,289	–	736,364
Lease Financing	25,549	–	–	–	–	25,549

Total Consumer	3,531,468	72,633	417,086	16,036	30,642	4,067,865

Total Loans and Leases	$4,724,181	$656,144	$637,220	$56,980	$94,011	$6,168,536

Percentage of Total	76%	11%	10%	1%	2%	100%

Maturities and Sensitivities of Loans to Changes in Interest Rates [1]	Table 8

	December 31, 2005

(dollars in thousands)	Due in One Year or Less	Due After One to Five Years [2]	Due After Five Years [2]	Total

Commercial and Industrial	$464,197	$268,338	$186,242	$918,777
Construction	102,861	33,445	17,087	153,393

Total	$567,058	$301,783	$203,329	$1,072,170

1
Based on contractual maturities.

2
As of December 31, 2005, loans maturing after one year consisted of $362.5 million with floating rates and $142.6 million with fixed rates.

Other Assets

During the second quarter of 2005, a deposit was placed with the Internal Revenue Service (the "IRS") relating to a review by the IRS of the Company's tax positions for certain leveraged lease transactions. The placing of the deposit will reduce additional accrual of interest associated with the potential underpayment of taxes related to these transactions. The Company believes its tax position related to these transactions was proper based on applicable statutes, regulations and case law at the time the transactions were entered into. This deposit is reported in other assets in the Company's consolidated statement of condition. Note 5 to the Consolidated Financial Statements, which is incorporated by reference in this Item, presents the detail of other assets.

Deposits

Total deposits were $7.9 billion at December 31, 2005, a 4.5% increase over the prior year-end. Demand and time deposits increased while savings deposits declined as a result of the balance movement to higher rate time deposits. The year-to-date average time deposits of $100,000 or more was $0.6 billion in both 2005 and 2004. See Note 6 to the Consolidated Financial Statements, which is incorporated by reference in this Item, for additional deposit information.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase ("repos") totaled $609.4 million at December 31, 2005, an increase of $40.4 million from December 31, 2004. The increase was due to $175.0 million in repos placed with private entities in 2005, partially offset by a reduction in repos with government entities. The private repos are at floating interest rates tied to the London Inter Bank Offering Rate ("LIBOR") of which the weighted average rate was 3.69% at December 31, 2005. The terms of the repos are 10 to 15 years. The private entities have the right to terminate repos totaling $100.0 million in two years, repos totaling $50.0 million quarterly after the third year, and the remaining repos totaling $25.0 million in five years. If the agreements are not terminated, the rates become fixed ranging from 3.85% to 4.25% for the respective remaining term.

Borrowings

Short-term borrowings, including funds purchased, commercial paper and other short-term borrowings, totaled $277.6 million at December 31, 2005, an increase of $112.9 million from December 31, 2004 primarily due to a higher funds purchased balance. The Company's long-term debt was lower in 2005 from 2004 due to maturing Federal Home Loan Bank advances. The source of funds used to repay the long-term debt was deposit growth, repos and other short-term borrowings. See Notes 7 and 8 to the Consolidated Financial Statements, which are incorporated by reference in this Item, for more information on short-term borrowings and long-term debt.

Foreign Activities

During 2005, the Company continued to hold U.S. dollar placements and securities issued by foreign entities, as a tax efficient investment structure to generate foreign source earnings. The Company had foreign tax credits available to reduce the tax on this income.

Table 9 presents a geographic distribution of international assets for which the Company has cross-border exposure exceeding 0.75% of total assets.

Geographic Distribution of Cross-Border International Assets [1]	Table 9

(dollars in thousands)	Government and Other Official Institutions	Banks and Other Financial Institutions	Commercial and Consumer	Total

At December 31, 2005:
Netherlands
Investment Securities	$–	$99,779	$–	$99,779
Deposits	–	940	–	940
Loans and Leases	–	–	12,729	12,729

Total Netherlands	–	100,719	12,729	113,448

Australia
Investment Securities	–	74,287	–	74,287
Deposits	–	327	–	327
Loans and Leases	–	–	10,258	10,258

Total Australia	–	74,614	10,258	84,872

All Others[2]
Investment Securities	–	146,327	–	146,327
Deposits	–	2,531	–	2,531
Loans and Leases	–	–	71,955	71,955

Total All Others	–	148,858	71,955	220,813

Total	$–	$324,191	$94,942	$419,133

At December 31, 2004:
Netherlands	$–	$104,419	$12,729	$117,148
Australia	–	76,161	12,615	88,776
All Others	67	156,203	80,151	236,421

Total	$67	$336,783	$105,495	$442,345

At December 31, 2003:
United Kingdom	$–	$100,951	$9,509	$110,460
All Others	200	163,328	77,021	240,549

Total	$200	$264,279	$86,530	$351,009

1
This table details cross-border assets by country that individually amounted to 0.75% or more of consolidated total assets. Cross-border assets are defined as foreign monetary assets that are payable to the Company in U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies. Cross-border assets include loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments and other monetary assets.

2
At December 31, 2005, the significant items comprising All Others category included cross-border outstandings of $61.5 million in United Kingdom, $49.4 million in Sweden and $48.8 million in Switzerland.

Corporate Risk Profile

Credit Risk

Credit Risk is defined as the risk that borrowers or counter parties will not be able to repay their obligations to the Company. Credit exposures reflect legally binding commitments for loans, leases, banker's acceptances, financial and standby letters of credit and overnight deposit account overdrafts.

The Company manages and controls risk in the loan portfolio by adhering to well-defined and uniform underwriting criteria and account administration standards established by management. Written credit policies establish underwriting standards, approval levels, exposure limits and other limits or standards deemed necessary and prudent. The Company generally does not participate in sub-prime lending activities. Portfolio diversification at the obligor, industry, product and/or geographic location levels is actively managed to mitigate concentration risk. In addition, credit risk management also includes an independent credit review process that assesses compliance with commercial and consumer credit policies, risk ratings and other critical credit information.

The Company's credit risk position remained stable and strong during 2005. The Company observed lower levels of internally criticized loans and non-performing assets. The ratio of non-accrual loans to total loans at December 31, 2005 was 0.09%, down from 0.23% at December 31, 2004.

Net loan charge-offs in 2005 as a percent of average loans outstanding was 0.36%, an increase from 0.09% from the same prior year period. The increase is primarily due to a $10.0 million charge-off taken for a leveraged lease following the bankruptcy announcement of a national air carrier in the third quarter of 2005. This charge-off was fully reserved. During 2004, the Company benefited from a $6.0 million recovery of a previously charged-off loan from its divested Asia business.

The Company's favorable credit risk profile reflects sustained expansion and strength in the Hawaii and Mainland economies and improving economic conditions in Guam as well as disciplined commercial and retail underwriting and portfolio management. The quality of the portfolio of Hawaii-based loans continued to improve, primarily due to the expanding local economy led by construction and real estate industries and record levels of domestic tourism despite sustained higher energy prices and some increasing inflationary trends.

Consumer loans increased $192.3 million from 2004 to $4.07 billion driven primarily by an increase in home equity loans. Home equity loans totaled $801.8 million, an increase from $657.2 million at December 31, 2004. Expansion primarily stems from organic growth in Hawaii as a result of a strong residential real estate market. The majority of credit facilities are to high credit-scoring owner occupants with credit line facilities less than $250,000 and combined loan-to-value ratios of less than or equal to 80%.

Relative to the Company's total portfolio, domestic airline carriers continued to demonstrate a higher risk profile due to sustained high oil prices and marginal pricing power. In the evaluation of the Reserve, the Company considered the current financial strain on airlines, which offset the impact of the improvement in other components of the loan portfolio. Table 10 below summarizes the Company's air transportation credit exposure.

Air Transportation Credit Exposure[1]	Table 10

	December 31, 2005			Dec. 31, 2004

(dollars in thousands)	Outstanding	Unused Commitments	Total Exposure	Total Exposure

Passenger Carriers Based In the United States	$68,829	$–	$68,829	$92,358
Passenger Carriers Based Outside the United States	20,678	–	20,678	25,910
Cargo Carriers	13,240	–	13,240	13,771

Total Air Transportation Credit Exposure	$102,747	$–	$102,747	$132,039

1
Exposure includes loans, leveraged leases and operating leases.

Non-Performing Assets

Non-performing assets ("NPAs") consist of non-accrual loans and leases, loans held for sale, foreclosed real estate and other non-performing investments. At December 31, 2005, the ratio of NPAs to total loans and leases, foreclosed real estate and other investments was 0.11%, a decline from 0.23% at December 31, 2004. The net decrease in NPAs at December 31, 2005 from December 31, 2004 primarily included $11.0 million of payments and pay-offs, $3.3 million of loans that returned to accrual status, $0.8 million of charge-offs and offset by $8.0 million of additions. The remaining NPAs are principally residential mortgages.

Loans Past Due 90 Days or More and Still Accruing Interest

Accruing loans past due 90 days or more totaled $2.9 million at December 31, 2005, an increase of $0.8 million from December 31, 2004. The increase is primarily from residential mortgages in Guam. The Company believes the improved real estate market conditions in Guam will provide sufficient resilience to resolve any distressed properties within an acceptable time frame.

Table 11 presents a five-year history of non-performing assets and accruing loans past due 90 days or more.

Consolidated Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More	Table 11

	December 31,

(dollars in thousands)	2005	2004	2003	2002	2001

Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$212	$683	$6,015	$5,912	$18,888
Commercial Mortgage	72	2,106	9,337	20,323	16,301
Construction	–	–	–	529	9,290
Lease Financing	–	2,973	2,181	4,047	755

Total Commercial	284	5,762	17,533	30,811	45,234

Consumer
Residential Mortgage	5,496	7,688	9,354	13,898	15,281
Home Equity	39	218	460	263	139
Other Revolving Credit and Installment	–	–	–	–	135

Total Consumer	5,535	7,906	9,814	14,161	15,555

Total Non-Accrual Loans and Leases	5,819	13,668	27,347	44,972	60,789

Loans Held for Sale	–	–	–	–	1,712
Foreclosed Real Estate	359	191	4,377	9,434	17,174
Other Investments	300	–	–	–	–

Total Non-Performing Assets	$6,478	$13,859	$31,724	$54,406	$79,675

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$–	$52	$725	$162	$137
Commercial Mortgage	–	–	–	298	–
Lease Financing	–	–	117	–	–

Total Commercial	–	52	842	460	137

Consumer
Residential Mortgage	1,132	387	1,430	641	3,715
Home Equity	–	–	–	10	66
Purchased Home Equity	185	183	–	–	–
Other Revolving Credit and Installment	1,504	1,433	1,210	693	893
Lease Financing	29	30	–	14	56

Total Consumer	2,850	2,033	2,640	1,358	4,730

Total Accruing Loans and Leases Past Due 90 Days or More	$2,850	$2,085	$3,482	$1,818	$4,867

Total Loans and Leases	$6,168,536	$5,986,930	$5,757,175	$5,359,004	$5,657,100

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.09%	0.23%	0.48%	0.84%	1.07%

Ratio of Non-Performing Assets to Total Loans and Leases, Foreclosed Real Estate and Other Investments	0.11%	0.23%	0.55%	1.01%	1.40%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases	0.15%	0.27%	0.61%	1.05%	1.49%

Table 12 presents foregone interest on non-accrual loans.

Foregone Interest on Non-Accrual Loans	Table 12

	Year Ended December 31,

(dollars in thousands)	2005	2004	2003	2002	2001

Interest Income That Would Have Been Recorded Under Original Terms:
Domestic	$911	$2,123	$2,829	$5,344	$6,510
Foreign	–	–	–	–	4,175
Interest Income Recorded During the Current Year:
Domestic	763	532	1,336	1,927	1,592
Foreign	–	–	–	–	1,086

Allowance for Loan and Lease Losses

The Allowance was $91.1 million at December 31, 2005, a decrease of $15.7 million from December 31, 2004. Based on management's ongoing assessment of the credit quality of the loan portfolio and the economic environment, the Company recorded a Provision of $4.6 million in 2005. In 2004, the Company returned $10.0 million to income from a release of the Allowance. In addition, during 2004, $6.8 million was reclassified to other liabilities from the Allowance relating to the Unfunded Reserve. See Note 3 to the Consolidated Financial Statements, which is incorporated by reference in this Item, for changes in the Allowance during the last five years.

The ratio of the Allowance to total loans and leases outstanding was 1.48% at December 31, 2005, down from 1.78% at December 31, 2004.

Net charge-offs for 2005 of $22.0 million, or 0.36% of total average loans and leases, increased from $5.5 million or 0.09% of total average loans and leases in 2004. Net charge-offs in 2005 included the $10.0 million charge-off of a fully reserved aircraft lease and in 2004 net charge-offs included recoveries of $8.2 million from divested businesses. Adjusted for activity from these non-recurring items, net charge-offs for 2005 and 2004 were $12.0 million and $13.7 million or 0.20% and 0.24%, respectively, of total average loans.

Although the Company determines the amount of each element of the Allowance separately, the Allowance was considered appropriate by management at December 31, 2005, based on an ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

Allowance allocations by loan category are presented in Table 13.

Allocation of Allowance for Loan and Lease Losses	Table 13

(dollars in thousands)	2005	2004	2003	2002	2001

Domestic Loans
Commercial
Commercial and Industrial	$18,661	$21,977	$33,724	$43,465	$57,520
Commercial Mortgage	6,143	9,119	16,303	16,488	16,056
Construction	1,641	1,381	2,342	2,681	5,252
Lease Financing	32,381	41,272	24,247	20,519	19,992

Total Commercial	58,826	73,749	76,616	83,153	98,820

Consumer
Residential Mortgage	5,160	5,483	4,800	6,371	9,004
Home Equity	2,405	1,900	959	600	1,276
Purchased Home Equity	1,104	607	899	–	–
Other Revolving Credit and Installment	19,097	19,825	14,349	15,029	12,885
Lease Financing	348	203	312	400	459

Total Consumer	28,114	28,018	21,319	22,400	23,624

Total Domestic Loans	86,940	101,767	97,935	105,553	122,444

Foreign Loans	–	–	719	718	644
General[1]	4,150	5,029	30,426	36,582	35,891

Total Allocation of Allowance for Loan and Lease Losses	$91,090	$106,796	$129,080	$142,853	$158,979

1
Includes both foreign and domestic general reserves.

	2005		2004		2003		2002		2001

	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases

Domestic Loans
Commercial
Commercial and Industrial	2.03%	14.89%	2.38%	15.43%	4.13%	14.18%	4.97%	16.33%	4.92%	20.68%
Commercial Mortgage	1.10	9.05	1.51	10.07	2.55	11.11	2.79	11.03	2.51	11.33
Construction	1.07	2.49	1.30	1.77	2.31	1.76	2.10	2.38	3.10	3.00
Lease Financing	6.89	7.62	8.61	8.00	5.56	7.57	4.80	7.97	4.72	7.49

Total Commercial	2.80	34.05	3.49	35.27	3.84	34.62	4.11	37.71	4.11	42.50

Consumer
Residential Mortgage	0.21	39.42	0.24	38.87	0.21	40.30	0.30	39.77	0.37	42.85
Home Equity	0.30	13.00	0.29	10.98	0.21	8.11	0.14	7.99	0.39	5.83
Purchased Home Equity	1.52	1.18	0.49	2.05	0.42	3.69	–	3.47	–	–
Other Revolving Credit and Installment	2.59	11.94	2.69	12.30	2.18	11.44	3.05	9.21	3.22	7.07
Lease Financing	1.36	0.41	0.62	0.53	0.88	0.62	1.16	0.64	1.18	0.69

Total Consumer	0.69	65.95	0.72	64.73	0.58	64.16	0.68	61.08	0.74	56.44

Total Domestic Loans	1.41	100.00	1.70	100.00	1.72	98.78	1.99	98.79	2.19	98.94

Foreign Loans	–	–	–	–	1.02	1.22	1.11	1.21	1.07	1.06

Total	1.48%	100.00%	1.78%	100.00%	2.24%	100.00%	2.67%	100.00%	2.81%	100.00%

Reserve for Unfunded Commitments

Unfunded commitments to extend credit reflect banker's acceptances, financial and standby letters of credit, commercial letters of credit, overnight overdrafts and credit cards where the Company has issued a loss guarantee on behalf of its customers. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance as adjusted for estimated funding probabilities or loan equivalency factors. The Unfunded Reserve at December 31, 2005 was $5.1 million compared with $6.8 million at December 31, 2004.

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices. The Company is exposed to market risk as a consequence of the normal course of conducting its business activities. Financial products that expose the Company to market risk include investment securities, loans, deposits, debt and derivative financial instruments. The Company's market risk management process involves measuring, monitoring, controlling and managing risks that can significantly impact the Company's financial condition and results of operations. In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance and shareholder value, while limiting the volatility of each. The activities associated with these market risks are categorized into "trading" and "other than trading."

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

Interest Rate Risk

The Company's balance sheet is sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from the Company's normal business activities of making loans, taking deposits and purchasing securities. Many other factors also affect the Company's exposure to changes in interest rates, such as general economic and financial conditions, customer preferences and historical pricing relationships.

The earnings of the Company and the Bank are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System. The monetary policies of the Federal Reserve System influence, to a significant extent, the overall growth of loans, investments and deposits; the level of interest rates earned on assets and paid for liabilities; and interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies are generally not predictable.

A key element in the Company's ongoing process to measure and monitor interest rate risk is the utilization of a net interest income ("NII") simulation model. This model is used to estimate the amount that NII will change over a one-year time horizon under various interest rate scenarios. These estimates are based on assumptions on the behavior of loan and deposit pricing, prepayment speeds on mortgage-based assets, and principal amortization and maturities on other financial instruments. The model's analytics include the effects of embedded options. While such assumptions are inherently uncertain, management believes that these assumptions are reasonable. As a result, the NII simulation model attempts to capture the dynamic nature of the balance sheet and provide a sophisticated estimate rather than a precise prediction of NII's exposure to changes in interest rates.

The Company continues to be asset sensitive and, as a result, net interest income will generally increase from higher interest rates. Interest rate risk was reduced in 2005 by effectively matching asset and liability durations in response to a more stable interest rate outlook.

Table 14 presents, as of December 31, 2005, 2004 and 2003, the estimate of the change in NII from a gradual 200 basis point increase or decrease in interest rates, moving in parallel fashion for the entire yield curve, over the next 12-month period relative to the measured base case scenario for NII.

Market Risk Exposure to Interest Rate Changes	Table 14

	December 31,
	2005 Interest Rate Change (in basis points)		2004 Interest Rate Change (in basis points)		2003 Interest Rate Change (in basis points)

(dollars in thousands)	-200	200	-200	200	-200	200

Estimated Exposure as a Percent of Net Interest Income	(3.0)%	1.2%	(6.5)%	2.0%	(4.8)%	4.0%
Estimated Exposure to Net Interest Income	$(12,213)	$4,885	$(25,388)	$7,812	$(17,565)	$14,638

To enhance and complement the results from the NII simulation model, the Company also monitors interest rate risk utilizing measures such as sensitivity of market value of equity, value-at-risk, and the exposure to basis risk and non-parallel yield curve shifts. There are inherent limitations to these measures; however, used along with the NII simulation model, the Company obtains better overall insight for managing its exposure to changes in interest rates.

In managing interest rate risk, the Company uses several approaches to modify its risk position. Approaches that are used to shift balance sheet mix or alter the interest rate characteristics of assets and liabilities include changing product pricing strategies, modifying investment securities portfolio characteristics, or using financial derivative instruments. The use of financial derivatives, as detailed in Note 14 to the Consolidated Financial Statements, which is incorporated by reference in this Item, has generally been limited over the past several years.

Liquidity Management

Liquidity is managed in an effort to ensure that the Company has continuous access to sufficient, reasonably priced funding. Funding requirements are impacted by loan refinancings and originations, liability settlements and issuances and off-balance sheet funding commitments. The Company considers and complies with various regulatory guidelines regarding required liquidity levels and periodically monitors its liquidity position in light of the changing economic environment and customer activity. Based on periodic liquidity assessments, the Company may alter its assets, liabilities and off-balance sheet positions. The ALCO monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. This process, combined with the Company's ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.

In an effort to ensure that its liquidity needs are met, the Company actively manages its assets and liabilities. The primary sources of liquidity are available-for-sale investment securities, interest-bearing deposits and cash flows from loans and investments, as well as the ability to sell certain assets. With respect to liabilities, liquidity is generated through growth in deposits, repos and other funding. During 2005, the Company continued to use liquidity to repurchase stock (see "Capital Management") and reduce debt where possible. In 2005, a total of $10.0 million in Federal Home Loan Bank advances matured. In addition, excess liquidity was deployed into longer term assets.

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

The Company's commitments and contractual obligations as of December 31, 2005 are summarized in Table 15. See the following Notes to the Consolidated Financial Statements which are incorporated by reference in this Item for additional information.

      •
      Note 5 – Premises and Equipment and Other Assets and Liabilities
      •
      Note 7 – Borrowings
      •
      Note 8 – Long-Term Debt
      •
      Note 14 – Derivatives
      •
      Note 15 – Fair Values of Financial Instruments

Commitments	Table 15

	Amount of Commitment Expiration Per Period
(dollars in thousands)	Less Than One Year	Greater Than One Year	Total

Commitments to Extend Credit	$780,503	$1,955,117	$2,735,620
Standby Letters of Credit	93,792	100	93,892
Commercial Letters of Credit	21,502	–	21,502
Foreign Exchange Contracts	176,395	–	176,395
Mortgage Loan Forward Sales Commitments	35,239	–	35,239

Total Commitments	$1,107,431	$1,955,217	$3,062,648

Contractual Obligations

	Contractual Payments Due By Period
(dollars in thousands)	Less Than One Year	1 – 3 Years	4 – 5 Years	After 5 Years	Total

Deposits	$7,424,486	$406,292	$48,889	$27,801	$7,907,468
Securities Sold Under Agreements to Repurchase	434,380	–	–	175,000	609,380
Funds Purchased and Short-Term Borrowings	277,557	–	–	–	277,557
Banker's Acceptances Outstanding	1,056	–	–	–	1,056
Long-Term Debt	2,500	25,000	174,798	31,425	233,723
Capital Leases	605	1,270	1,330	5,775	8,980
Operating Leases	12,831	21,334	12,222	91,350	137,737
Purchase Obligations	17,665	27,143	17,809	–	62,617
Pension and Postretirement Contributions	2,000	4,400	4,900	14,300	25,600

Total Contractual Obligations	$8,173,080	$485,439	$259,948	$345,651	$9,264,118

The Company obtains liquidity through repos, funds purchased and commercial paper. The Company issues commercial paper in various denominations with maturities of generally 90 days or less.

Repos are financing transactions, under which securities are pledged as collateral for borrowings. Historically, these transactions were generally entered into with governmental entities, which have provided a stable source of funds via repos. During 2005, the Company entered into several repo transactions with private parties for terms greater than one year.

The Bank is a member of the Federal Home Loan Bank of Seattle (the "FHLB"), which provides an additional source for short- and long-term funding. Borrowings from the FHLB were $77.5 million, at rates ranging from 3.2% to 5.69%, and $87.5 million, at rates ranging from 3.2% to 5.91%, at the end of 2005 and 2004, respectively.

Additionally, the Bank maintains a $1.0 billion senior and subordinated bank note program. Under this facility, the Bank may issue additional notes provided that the aggregate amount outstanding does not exceed $1.0 billion. Subordinated notes outstanding under this bank note program totaled $124.8 million bearing a fixed interest rate of 6.875% at the end of 2005 and 2004.

The largest purchase obligation included in the above table is an outsourcing agreement for technology services. Total payments over the remaining term (through 2010) of this contract will be approximately $48.0 million. Other contracts included in purchase obligations consist of service agreements for the Company's asset management system, ATM system and cash management system.

Capital Management

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. At December 31, 2005 and 2004, the Company and the Bank were "well capitalized" under this regulatory framework. There have been no conditions or events since December 31, 2005 that management believes have changed either the Company's or the Bank's capital classifications. Note 8 to the Consolidated Financial Statements, which is incorporated by reference in this Item, provides additional information on long-term debt while Note 9 provides information about the regulatory capital framework and the Company's capital amounts and ratios.

As of December 31, 2005, $31.4 million of the 8.25% Capital Securities that mature in 2026 were outstanding. These securities qualify as Tier 1 capital for regulatory accounting purposes, but are classified as long-term debt in the consolidated statements of condition. In addition, the Company had subordinated debt of $74.9 million at the end of 2005 that qualifies as Total capital for regulatory purposes.

At year-end 2005, the Company's shareholders' equity was $693.4 million, a decrease of $121.5 million or 15% from year-end 2004. The decrease in shareholders' equity resulted primarily from stock repurchases of $247.4 million and dividends of $70.8 million. The decrease was partially offset by current year earnings. Table 16 presents a five-year history of activities and balances in the Company's capital accounts, along with key capital ratios.

During 2005, the Company's Board of Directors approved additional authorizations of $200.0 million to repurchase shares of common stock under the share repurchase program. In January 2006, an additional $100.0 million authorization was approved, which combined with the Company's previously announced authorization of $1.35 billion, brings the total authorized repurchase amount to $1.45 billion. From the beginning of the share repurchase program in July 2001 through December 31, 2005, the Company had repurchased a total of 40.0 million shares and returned a total of $1.33 billion to its shareholders at an average cost of $33.31 per share. From January 1, 2006 through February 17, 2006, the Company repurchased an additional 0.4 million shares at an average cost of $52.73 per share for a total of $20.5 million. Remaining buyback authority was $97.5 million at February 17, 2006.

In December 2005, the Company retired 25.0 million shares of its treasury stock.

Equity Capital	Table 16

		December 31,
	(dollars in thousands)	2005	2004	2003	2002	2001

	Change in Shareholders' Equity
	Net Income	$181,561	$173,339	$135,195	$121,180	$117,795
	Dividends Paid	(70,833)	(66,326)	(50,589)	(50,635)	(56,567)
	Dividend Reinvestment Program	4,766	4,416	3,292	2,893	2,819
	Stock Issued for Acquisition	–	–	–	–	1,299
	Stock Repurchases	(247,376)	(238,077)	(329,978)	(332,217)	(195,687)
	Other [1]	10,400	148,350	19,453	27,526	75,997

	Increase (Decrease) in Shareholders' Equity	$(121,482)	$21,702	$(222,627)	$(231,253)	$(54,344)

	Regulatory Capital
	Shareholders' Equity	$693,352	$814,834	$793,132	$1,015,759	$1,247,012
Add:	8.25% Capital Securities of Bancorp Hawaii Capital Trust I	31,425	31,425	31,425	31,425	100,000
Less:	Goodwill	34,959	36,216	36,216	36,216	26,676
	Unrealized Valuation and Other Adjustments	(27,281)	5,251	10,771	27,205	22,967

	Tier I Capital	717,099	804,792	777,570	983,763	1,297,369
	Allowable Reserve for Loan Losses	86,617	83,292	78,147	74,969	83,001
	Subordinated Debt	74,883	99,808	124,709	124,658	148,423
	Unrealized Gains on Available for Sale Equity Securities	–	31	66	132	–

	Total Capital	$878,599	$987,923	$980,492	$1,183,522	$1,528,793

	Risk Weighted Assets	$6,919,822	$6,633,082	$6,200,831	$5,929,613	$6,564,111

	Key Regulatory Capital Ratios
	Average Equity/Average Assets Ratio	7.29%	7.81%	9.60%	11.88%	10.59%
	Tier I Capital Ratio	10.36	12.13	12.54	16.59	19.76
	Total Capital Ratio	12.70	14.89	15.81	19.96	23.29
	Leverage Ratio	7.14	8.29	8.43	10.34	11.20
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

Fourth Quarter Results and Other Matters

Net income in the fourth quarter of 2005 was $44.8 million, down $1.5 million or 3.2% from the comparable period in 2004. Diluted earnings per share for the fourth quarter of 2005 were $0.86, an increase of $0.04 or 4.9% from $0.82 per diluted share for the same prior year period. The return on average assets for the fourth quarter of 2005 was 1.76%, down from 1.89% in the comparable period in 2004. Return on average equity for the fourth quarter of 2005 improved to 25.19% from 23.63% in the same quarter last year. Results for the fourth quarter of 2004 included a return to income of $6.5 million before tax ($4.1 million after tax or $0.07 per diluted share), resulting from a release of the Reserve.

Net interest income, on a taxable equivalent basis for the fourth quarter of 2005 was $103.5 million, up $3.5 million from $100.0 million in the fourth quarter last year. The increase in net interest income was largely due to an increase in the yield in average earning assets partially offset by a rise in deposit rates as a result of short term rate increases.

The net interest margin was 4.42% for the fourth quarter of 2005, a two basis point increase from 4.40% in the fourth quarter of 2004. The net interest margin improvement from the prior year quarter was a result of an increase in the yield on average earning assets partially offset by a rise in deposit rates as a result of short term rate increases.

Net income for the fourth quarter of 2005 included a Provision of $1.6 million. As previously mentioned, the Company returned to income $6.5 million of the Reserve during the fourth quarter of 2004.

Non-interest income was $50.8 million for the fourth quarter, an increase of $2.5 million or 5.1% compared to non-interest income of $48.4 million in the same quarter last year. The increase was primarily a result of higher advisory fees on money market assets as well as higher mortgage servicing income due to lower amortization expense.

Non-interest expense was $83.2 million in the fourth quarter of 2005, up $1.1 million or 1.3% from $82.1 million in the fourth quarter of 2004. The increase from the same quarter last year was due to an increase in legal fees relating to the Company's mutual fund business. Partially offsetting the increased legal fees were decreases in base salaries due to a lower employee count and lower stock-based compensation due to fewer restricted shares outstanding in the fourth quarter of 2005.

During the fourth quarter of 2005, the Company repurchased 0.6 million shares of common stock at a total cost of $32.3 million under its share repurchase program. The average cost was $51.20 per share.

Table 17 presents the Company's 2005 and 2004 quarterly results of operations.

Consolidated Quarterly Results of Operations	Table 17

	Three Months Ended 2005				Three Months Ended 2004
(dollars in thousands except per share amounts)
	December	September	June	March	December	September	June	March

Interest Income	$132,945	$129,234	$124,105	$120,158	$117,371	$114,397	$111,490	$111,756
Interest Expense	29,489	27,274	23,066	19,500	17,440	15,618	15,641	15,725

Net Interest Income	103,456	101,960	101,039	100,658	99,931	98,779	95,849	96,031

Provision for Credit Losses	1,588	3,000	–	–	(6,500)	–	(3,500)	–
Investment Securities Gains (Losses)	(4)	8	337	–	(757)	–	(37)	–
Non-Interest Income	50,813	55,508	50,337	52,315	49,107	53,054	54,885	48,842
Non-Interest Expense	83,179	84,596	79,004	80,863	82,103	84,190	85,125	83,022

Income Before Income Taxes	69,498	69,880	72,709	72,110	72,678	67,643	69,072	61,851
Provision for Income Taxes	24,717	25,051	26,280	26,588	26,437	24,576	24,840	22,052

Net Income	$44,781	$44,829	$46,429	$45,522	$46,241	$43,067	$44,232	$39,799

Basic Earnings Per Share	$0.88	$0.87	$0.90	$0.85	$0.86	$0.82	$0.84	$0.73
Diluted Earnings Per Share	0.86	0.85	0.87	0.83	0.82	0.78	0.79	0.69
Net Income to Average Total Assets (ROA)	1.76%	1.74%	1.87%	1.88%	1.89%	1.77%	1.80%	1.65%
Net Income to Average Shareholders' Equity (ROE)	25.19	24.61	25.98	23.66	23.63	23.42	24.28	19.98
Net Interest Margin [1]	4.42	4.30	4.36	4.43	4.40	4.39	4.17	4.30
Efficiency Ratio [2]	53.92	53.72	52.07	52.86	55.37	55.45	56.49	57.31
1
The net interest margin is defined as net interest income, on a fully-taxable equivalent basis, as a percentage of average earning assets.

2
The efficiency ratio is defined as non-interest expense divided by total revenue (net interest income and non-interest income).

2006 Outlook

The Company currently estimates that its net income for 2006 will be approximately $187.0 million, which exceeds its previous guidance by $9.0 million. Net income estimates for 2006 include a $17.0 million Provision. An analysis of credit quality is performed quarterly to determine the adequacy of the Reserve. The results of this analysis determine the timing and amount of the Provision.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See the Market Risk section in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

Consolidated Quarterly Results of Operations – See Table 17 included in Item 7 of this report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Bank of Hawaii Corporation

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Hawaii Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bank of Hawaii Corporation and subsidiaries' internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006 expressed an unqualified opinion thereon.

                        Ernst & Young LLP

Honolulu, Hawaii
February 22, 2006

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands except per share amounts)	2005	2004	2003

Interest Income
Interest and Fees on Loans and Leases	$368,664	$327,953	$334,793
Income on Investment Securities – Available for Sale	113,608	93,528	77,793
Income on Investment Securities – Held to Maturity	21,360	26,204	18,956
Deposits	219	3,480	4,816
Funds Sold	1,329	1,058	1,919
Other	1,262	2,791	4,244

Total Interest Income	506,442	455,014	442,521

Interest Expense
Deposits	58,426	36,743	47,473
Securities Sold Under Agreements to Repurchase	21,187	9,353	7,939
Funds Purchased	4,515	1,815	944
Short-Term Borrowings	188	82	92
Long-Term Debt	15,013	16,431	20,131

Total Interest Expense	99,329	64,424	76,579

Net Interest Income	407,113	390,590	365,942
Provision for Credit Losses	4,588	(10,000)	–

Net Interest Income After Provision for Credit Losses	402,525	400,590	365,942

Non-Interest Income
Trust and Asset Management	56,830	53,465	50,996
Mortgage Banking	10,399	8,012	15,556
Service Charges on Deposit Accounts	39,945	39,117	35,938
Fees, Exchange and Other Service Charges	59,588	54,907	56,221
Investment Securities Gains (Losses)	341	(794)	1,789
Insurance	19,643	19,241	19,145
Other	22,568	31,146	19,075

Total Non-Interest Income	209,314	205,094	198,720

Non-Interest Expense
Salaries and Benefits	176,310	184,299	186,280
Net Occupancy	38,273	38,347	38,980
Net Equipment	21,541	23,926	33,652
Professional Fees	15,702	14,212	12,913
Information Technology Systems Replacement Project	–	–	21,871
Other	75,816	73,656	64,179

Total Non-Interest Expense	327,642	334,440	357,875

Income Before Income Taxes	284,197	271,244	206,787
Provision for Income Taxes	102,636	97,905	71,592

Net Income	$181,561	$173,339	$135,195

Basic Earnings Per Share	$3.50	$3.26	$2.32
Diluted Earnings Per Share	$3.41	$3.08	$2.21
Dividends Declared Per Share	$1.36	$1.23	$0.87
Basic Weighted Average Shares	51,848,765	53,232,815	58,338,566
Diluted Weighted Average Shares	53,310,816	56,241,044	61,085,567

See accompanying notes to Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands)	December 31, 2005	December 31, 2004

Assets
Interest-Bearing Deposits	$4,893	$4,592
Investment Securities – Available for Sale
Held in Portfolio	2,333,417	2,483,719
Pledged as Collateral	204,798	–
Investment Securities – Held to Maturity
(Fair Value of $442,989 and $585,836)	454,240	589,908
Funds Sold	–	21,000
Loans Held for Sale	17,915	17,642
Loans and Leases	6,168,536	5,986,930
Allowance for Loan and Lease Losses	(91,090)	(106,796)

Net Loans and Leases	6,077,446	5,880,134

Total Earning Assets	9,092,709	8,996,995

Cash and Non-Interest-Bearing Deposits	493,825	225,359
Premises and Equipment	133,913	146,095
Customers' Acceptance Liability	1,056	1,406
Accrued Interest Receivable	43,033	36,044
Foreclosed Real Estate	358	191
Mortgage Servicing Rights	18,010	18,769
Goodwill	34,959	36,216
Other Assets	369,175	305,116

Total Assets	$10,187,038	$9,766,191

Liabilities
Deposits
Non-Interest-Bearing Demand	$2,134,916	$1,977,703
Interest-Bearing Demand	1,678,454	1,536,323
Savings	2,819,258	2,960,351
Time	1,274,840	1,090,290

Total Deposits	7,907,468	7,564,667

Securities Sold Under Agreements to Repurchase	609,380	568,981
Funds Purchased	268,110	149,635
Short-Term Borrowings	9,447	15,000
Banker's Acceptances Outstanding	1,056	1,406
Retirement Benefits Payable	71,116	65,708
Accrued Interest Payable	10,910	7,021
Taxes Payable and Deferred Taxes	269,094	229,928
Other Liabilities	104,402	96,373
Long-Term Debt	242,703	252,638

Total Liabilities	9,493,686	8,951,357

Commitments and Contingencies (See Notes 10 and 15)
Shareholders' Equity
Common Stock ($.01 par value); authorized 500,000,000 shares; issued / outstanding: December 2005 – 56,827,483 / 51,276,286, December 2004 – 81,711,752 / 54,960,857	565	813
Capital Surplus	473,338	450,998
Accumulated Other Comprehensive Income (Loss)	(47,818)	(12,917)
Retained Earnings	546,591	1,282,425
Deferred Stock Grants	(11,080)	(8,433)
Treasury Stock, at Cost (Shares: December 2005 – 5,551,197, December 2004 – 26,750,895)	(268,244)	(898,052)

Total Shareholders' Equity	693,352	814,834

Total Liabilities and Shareholders' Equity	$10,187,038	$9,766,191

See accompanying notes to Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

(dollars in thousands)	Total	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Deferred Stock Grants	Treasury Stock	Compre- hensive Income

Balance at December 31, 2002	$1,015,759	$806	$372,192	$11,659	$1,115,910	$(1,424)	$(483,384)
Comprehensive Income:
Net Income	135,195	–	–	–	135,195	–	–	$135,195
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	(16,434)	–	–	(16,434)	–	–	–	(16,434)
Change in Minimum Pension Liability Adjustments	(936)	–	–	(936)	–	–	–	(936)

Total Comprehensive Income								$117,825

Common Stock Issued under Stock Plans and Related Tax Benefits (1,683,424 shares)	40,115	1	19,509	–	(1,439)	(6,885)	28,929
Treasury Stock Purchased (9,762,079 shares)	(329,978)	–	–	–	–	–	(329,978)
Cash Dividends Paid	(50,589)	–	–	–	(50,589)	–	–

Balance at December 31, 2003	793,132	807	391,701	(5,711)	1,199,077	(8,309)	(784,433)

Comprehensive Income:
Net Income	173,339	–	–	–	173,339	–	–	$173,339
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	(5,519)	–	–	(5,519)	–	–	–	(5,519)
Change in Minimum Pension Liability Adjustments	(1,687)	–	–	(1,687)	–	–	–	(1,687)

Total Comprehensive Income								$166,133

Common Stock Issued under Stock Plans and Related Tax Benefits (5,280,205 shares)	159,972	6	59,297	–	(23,665)	(124)	124,458
Treasury Stock Purchased (5,243,458 shares)	(238,077)	–	–	–	–	–	(238,077)
Cash Dividends Paid	(66,326)	–	–	–	(66,326)	–	–

Balance at December 31, 2004	814,834	813	450,998	(12,917)	1,282,425	(8,433)	(898,052)

Comprehensive Income:
Net Income	181,561	–	–	–	181,561	–	–	$181,561
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	(32,547)	–	–	(32,547)	–	–	–	(32,547)
Change in Minimum Pension Liability Adjustments	(2,354)	–	–	(2,354)	–	–	–	(2,354)

Total Comprehensive Income								$146,660

Common Stock Issued under Stock Plans and Related Tax Benefits (1,430,416 shares)	50,067	2	22,090	–	(4,138)	(2,647)	34,760
Treasury Stock Purchased (5,111,281 shares)	(247,376)	–	–	–	–	–	(247,376)
Treasury Stock Retired (25,000,000 shares)	–	(250)	250	–	(842,424)	–	842,424
Cash Dividends Paid	(70,833)	–	–	–	(70,833)	–	–

Balance at December 31, 2005	$693,352	$565	$473,338	$(47,818)	$546,591	$(11,080)	$(268,244)

See accompanying notes to Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003

Operating Activities
Net Income
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:	$181,561	$173,339	$135,195
Provision for Credit Losses	4,588	(10,000)	–
Goodwill Impairment	1,257	–	–
Depreciation and Amortization	18,334	20,829	28,802
Amortization of Deferred Loan and Lease Fees	(901)	(2,006)	(6,167)
Amortization/Accretion of Premiums/Discounts on Investment Securities, Net	8,611	12,248	33,462
Deferred Stock Grants	4,159	5,610	6,693
Deferred Income Taxes	17,827	21,208	39,873
Net (Gain) Loss on Investment Securities	(341)	794	(1,789)
Proceeds from Sales of Loans Held for Sale	438,773	403,708	741,127
Originations of Loans Held for Sale	(439,046)	(412,139)	(710,220)
Net Change in Other Assets and Other Liabilities	(4,473)	46,531	51,430

Net Cash Provided by Operating Activities	230,349	260,122	318,406

Investing Activities
Proceeds from Sales and Redemptions of Investment Securities-Available for Sale	637,196	828,694	1,841,031
Purchases of Investment Securities-Available for Sale	(749,150)	(1,341,026)	(1,601,274)
Proceeds from Redemptions of Investment Securities-Held to Maturity	133,993	205,629	193,741
Purchases of Investment Securities-Held to Maturity	–	(70,238)	(692,292)
Net Increase in Loans and Leases	(199,276)	(246,833)	(405,777)
Premises and Equipment, Net	(6,152)	(2,920)	(11,838)

Net Cash Used by Investing Activities	(183,389)	(626,694)	(676,409)

Financing Activities
Net Increase in Demand Deposits	299,344	223,768	398,793
Net (Decrease) Increase in Savings Deposits	(141,093)	126,972	298,160
Net Increase (Decrease) in Time Deposits	184,550	(118,852)	(284,335)
Net Increase (Decrease) in Borrowings	153,321	139,079	(238,971)
Proceeds from Long-Term Debt	–	25,000	50,000
Repayments of Long-Term Debt	(10,000)	(96,430)	(115,717)
Proceeds from Issuance of Common Stock	32,894	104,159	29,540
Repurchase of Common Stock	(247,376)	(238,077)	(329,978)
Cash Dividends Paid	(70,833)	(66,326)	(50,589)

Net Cash Provided (Used) by Financing Activities	200,807	99,293	(243,097)

Increase (Decrease) in Cash and Cash Equivalents	247,767	(267,279)	(601,100)
Cash and Cash Equivalents at Beginning of Period	250,951	518,230	1,119,330

Cash and Cash Equivalents at End of Period	$498,718	$250,951	$518,230

Non-Cash Investing Activity

In September 2004, the Company transferred a $4.0 million foreclosed real estate property to premises.

During the years ended December 31, 2005, 2004 and 2003, interest payments of $95.4 million, $64.9 million and $82.8 million, respectively, and income tax payments of $39.8 million, $5.2 million and $23.8 million, respectively, were made.

See accompanying notes to Consolidated Financial Statements.

Note 1 – Summary of Significant Accounting Policies

Bank of Hawaii Corporation (the "Company") is a Bank Holding Company ("BHC") providing a broad range of financial products and services to customers in Hawaii and the Pacific Islands (Guam, nearby islands and American Samoa). The majority of the Company's operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities, brokerage services, insurance products and trade financing.

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

The following is a description of the significant accounting policies of the Company:

Consolidation

The Company's Consolidated Financial Statements include the accounts of the Company and its subsidiaries. The Company's principal subsidiary is Bank of Hawaii (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company has investments in low-income housing projects and sponsors the Bank of Hawaii Charitable Foundation. These entities are not consolidated in the Company's financial statements. The Company also has investments in leveraged leases, as discussed in Note 3.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and non-interest-bearing deposits, interest-bearing deposits and funds sold. All amounts are readily convertible to cash and have maturities less than 90 days.

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

The estimated fair value of a security is determined based on current market quotations. Declines in the value of debt securities and marketable equity securities that are considered other than temporary are recorded in non-interest income. Realized gains and losses are recorded in non-interest income using the specific identification method.

Loans Held for Sale

Loans held for sale, principally mortgage loans, are valued on an aggregate basis at the lower of carrying amount or fair value. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in the mortgage banking component of non-interest income.

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

Non-Performing Loans and Leases

Generally, loans are placed on non-accrual status upon becoming contractually past due 90 days or more for principal or interest (unless adequately secured by collateral, and are in the process of collection and are reasonably expected to result in repayment), when terms are renegotiated below market levels, or where substantial doubt about full repayment of principal and or interest is evident.

When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method until qualifying for return to accrual status. A loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement.

Loans are charged-off when it is probable that a loss has been incurred and when it is possible to make a reasonable estimate of the loss. For commercial loans, a charge-off is determined on a judgmental basis after due consideration of the debtor's prospects for repayment and the fair value of collateral is deemed deficient. For residential mortgage and home equity loans, a charge-off is required at 120 days delinquency for the amount that the estimated fair value (sales price minus all costs to acquire title, to hold and to sell) is less than the loan balance. Other consumer loans are charged-off upon becoming past due 120 days.

Reserve for Credit Losses

The Company's reserve for credit losses is comprised of two components, the Allowance for Loan and Lease Losses (the "Allowance") and the Reserve for Unfunded Commitments ("Unfunded Reserve"). The Unfunded Reserve was reclassified on a prospective basis at December 31, 2004 from the Allowance to other liabilities in the Company's Consolidated Statements of Condition. Changes to the level of the Reserve are recognized through charges or credits to the provision for credit losses (the "Provision").

Allowance for Loan and Lease Losses

The Allowance is a valuation allowance for estimated probable credit losses inherent in the loan and lease portfolio as of a given balance sheet date. In accordance with accounting and regulatory guidance, the Company maintains an Allowance adequate to cover management's estimate of probable credit losses. Changes to the absolute level of the Allowance are recognized through charges or credits to the Provision. Losses represent a charge or reduction to the Allowance while recoveries are credited or added back. Credit exposures covered by the Allowance are defined as funded or outstanding amounts of loans and leases.

The Allowance is allocated based on analyses of individual borrowers and historical loss experience supplemented as necessary by credit judgment to address observed changes in trends and conditions and other relevant environmental and economic factors that may affect the collectibility of loans in the portfolio. Given the many subjective factors affecting the loan portfolio, observed changes in trends and conditions may not directly coincide with changes in credit risk ratings or current loss experience.

The allocation is separated between baseline and credit judgment segments. Baseline loss estimates reflect a "bottoms-up" approach based on a quarterly evaluation of individual commercial borrowers for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS No. 114"). Identification of specific borrowers for review is based on non-accrual status and those identified by management as exhibiting above average levels of risk.

The baseline segment also includes analyses of historical loss patterns in various loan pools that have been grouped based on similar risk characteristics for collective evaluation of impairment in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5"). Commercial loan pools are collectively evaluated for impairment based on line-of-business and internal risk rating segmentation and exclude those loans evaluated for impairment under SFAS No. 114. Loss estimates are calculated based on an analysis of historical risk rating migrations to loss. Consumer and small business loan pools reflect aggregation of similar products based on geography. A range of loss estimate is calculated based on historical rolling average loss rates, credit score band or tier-based loss rates and average delinquency flows to loss.

The credit judgment segment supplements the baseline and is based on assessments of portfolio performance not reflected in the historical analyses. Evaluation of these environmental and economic factors results in a range of probable loss from which the amount of credit judgment is set. Relevant factors include, but are not limited to, concentrations (geographic, large borrower and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, and trends in delinquencies, loan impairment and net charge-offs. In addition, the Company uses a variety of other tools to estimate probable losses including, but not limited to, a rolling quarterly forecast of asset quality metrics; stress testing; and performance indicators based on the Company's own experience, peers or other industry sources.

The Allowance also contains an unallocated component that covers a measure for imprecision relative to quantitative and judgmental estimates that will inevitably be imprecise partially due to delayed information and interpretation of that information. Management recognizes that a measure of imprecision is in-and-of itself highly subjective and is based on collective experience. The level of the unallocated component may vary from period to period.

Reserve for Unfunded Commitments

The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include banker's acceptances, financial and standby letters of credit, commercial letters of credit, overnight overdrafts and credit cards where the Company has issued a loss guarantee on behalf of its customers to facilitate card issuance. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance as adjusted for estimated funding probabilities or loan equivalency factors. The Unfunded Reserve is increased or decreased through the Provision.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight line method over the estimated useful lives of the asset. Leasehold improvements are amortized over the term of the respective lease. Useful lives range from three to fifty years for premises and improvements, and three to ten years for equipment.

Foreclosed Real Estate

Foreclosed real estate consists of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure. These properties are carried at the lower of cost or fair value based on current appraisals less estimated selling costs. Losses arising at the time of acquiring such property are charged against the Allowance. Subsequent declines in property value are recognized through charges to non-interest expense.

Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets when mortgage loans are sold and the rights to service those loans are retained. The assets are recorded at their relative fair values on the date the loans are sold and are carried at the lower of the initial recorded value, adjusted for amortization, or fair value. The assets are amortized in proportion to and over the period of estimated total net servicing income.

An impairment analysis is performed on a quarterly basis by estimating the fair value of the mortgage servicing rights and comparing that value to the carrying amount. The assets are stratified by certain risk characteristics, primarily loan type and note rate. The Company estimates the fair value using a discounted cash flow model to calculate the present value of estimated future net servicing income. The model uses factors such as loan prepayment rates, costs to service, ancillary income, impound account balances and interest rate assumptions in its calculations. An impairment in any one stratification would result in a valuation allowance of the mortgage servicing rights being recognized in mortgage banking income. No impairment charges were recognized in 2005 or 2003 but an expense of $13,000 was recorded in 2004.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is assessed at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. There was a $1.3 million impairment charge in 2005 related to the Company's insurance business. No impairment of goodwill occurred in 2004 or 2003.

Securities Sold Under Agreements to Repurchase

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, repurchase agreements are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Consolidated Statements of Condition while the securities underlying the agreements remain in the respective asset accounts. If the secured party can re-sell or re-pledge the securities, they are classified as pledged securities in the Consolidated Statements of Condition. If the secured party cannot resell or re-pledge the securities, they are not separately identified.

Asset Impairments

Under Company policy, which is in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are evaluated for impairment based on their future use. For an asset that is to be held and used, an impairment loss, which is measured as the difference between the carrying amount and fair value of the asset, is recognized only if the carrying value of the long-lived asset is not recoverable from its undiscounted cash flows. For a long-lived asset to be disposed of by sale, the asset is measured at the lower of its carrying amount or fair value less cost to sell and depreciation is ceased. There was no impairment of long-lived assets in 2005, 2004 or 2003; however, in 2003 depreciation was accelerated over their remaining useful life on assets related to the Systems Replacement Project, as further discussed below.

Information Technology System Replacement Project

In 2003, the Company completed the Information Technology System Replacement Project, which was accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The costs associated with this project included employee termination benefits, costs to terminate contracts, asset abandonment and professional fees. Termination benefits for employees not required to render service beyond a minimum retention period were recognized at fair value at the communication date. Termination benefits for employees that were required to render service beyond a minimum retention period were recognized ratably over the remaining service period. Costs to terminate a contract before the end of its term were recognized and measured at fair value when the contract terminated. Professional fees were expensed ratably over the conversion period. Depreciation expense on assets abandoned was accelerated and recognized over the shortened life.

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

The Company maintains reserves for certain tax exposures that arise in the normal course of business. These exposures are evaluated based on an assessment of probabilities as to the likelihood of whether a liability has been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate.

The Company's tax sharing policy provides for the settlement of income taxes between each relevant subsidiary as if the subsidiary had filed a separate return. Payments are made to the Company by subsidiaries with tax liabilities, and subsidiaries that generate tax benefits receive payments for those benefits as used.

Pension and Postretirement Benefits

The Company incurs certain employment-related expenses associated with pensions and postretirement health benefits. In order to measure the expense associated with these benefits, various assumptions are made including the discount rate used to value certain liabilities, expected return on plan assets, anticipated mortality rates and expected future healthcare costs. The assumptions used are based on historical experience as well as current facts and circumstances. A third-party actuarial firm is used to assist the Company's management in properly measuring the expense and liability associated with these benefits. The Company uses a December 31 measurement date for all its plans. At the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is principally determined based on the present value of projected benefit distributions at an assumed discount rate.

Periodic pension expense (or credits) includes interest costs based on the assumed discount rate, the expected return on plan assets based on an actuarially derived market-related value and amortization of actuarial gains and losses. Periodic postretirement expense includes service cost, interest costs based on the assumed discount rate, amortization of unrecognized net transition obligation and recognized actuarial gains or losses.

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the dilutive impact of common stock equivalents and uses the average share price during the period in determining the number of incremental shares to be added to the weighted average number of common shares outstanding. There were no adjustments to net income (the numerator) for purposes of computing basic EPS. A reconciliation of the weighted average common shares outstanding for computing diluted EPS for 2005, 2004 and 2003 follows:

	Weighted Average Shares
	2005	2004	2003

Denominator for Basic EPS	51,848,765	53,232,815	58,338,566
Dilutive Effect of Stock Options and Restricted Stock	1,462,051	3,008,229	2,747,001

Denominator for Diluted EPS	53,310,816	56,241,044	61,085,567

Risk Management Instruments

The Company has authorization from its Board to use derivative financial instruments as an end-user in connection with its risk management activities and to accommodate the needs of customers. The Company has not qualified for any of the hedge accounting methods (i.e., fair value, cash flow or net investment in foreign operations hedges) addressed under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). All risk management derivative instruments are carried at fair value in the balance sheet and changes in fair values are reported in current period non-interest income.

Stock-Based Compensation

The Company has employee and director stock option plans that are more fully described in Note 12. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") through December 31, 2005, the Company had elected to continue applying the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), in accounting for stock-based employee compensation plans. The Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, ("SFAS No. 123(R)") on January 1, 2006. Generally, prior to the adoption of SFAS No. 123(R), no expense for stock option grants was reflected in the results of operations as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

(dollars in thousands except per share and option data)		2005	2004	2003

Net Income, as reported		$181,561	$173,339	$135,195
Add:	Equity-Based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects [1]	2,731	3,585	4,338
Less:	Total Equity-Based Employee Compensation Expense Determined Under Fair Value Method For All Option Awards, Net of Related Tax Effects [1,2]	(7,132)	(7,673)	(13,369)

Pro Forma Net Income		$177,160	$169,251	$126,164

Earnings Per Share:
Basic-as reported		$3.50	$3.26	$2.32
Basic-pro forma		3.42	3.18	2.16
Diluted-as reported		3.41	3.08	2.21
Diluted-pro forma		3.32	3.01	2.07
Weighted Average Fair Value of Options
Granted During the Year [2]		$10.39	$12.25	$8.89
Assumptions:
Average Risk Free Interest Rate		4.32%	4.37%	3.96%
Average Expected Volatility		22.07%	32.15%	32.04%
Expected Dividend Yield		2.80%	3.10%	3.21%
Expected Life		5.6 years	5.8 years	6.4 years
1
Prior period amounts restated to include all equity-based compensation expense.

2
A Black-Scholes option pricing model was used to determine the fair values of the options granted.

The method of estimating the average expected volatility was changed in 2005 to consider the change in daily market price of the Company's stock over the expected term of the options, excluding the interim years 2000-2003. During this excluded period, the Company divested most of its foreign and U.S. mainland operations in addition to outsourcing its information technology system. The volatility during that period was not considered representative of the Company's normal volatility measure. The change in the volatility assumption resulted in a decrease in the option fair value.

Stock Repurchases

Shares of the Company's common stock that are repurchased are recorded in treasury stock at cost.

Advertising Costs

The Company recognizes its advertising costs as incurred. Advertising costs were $5.3 million, $5.5 million and $4.6 million in 2005, 2004 and 2003, respectively.

International Operations

The Bank has operations that are conducted in certain Pacific Islands that are denominated in U.S. dollars. These operations are classified as domestic.

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense through the income statement based on estimated fair value at issue date. Pro forma disclosure will no longer be an alternative. The Company adopted SFAS No. 123(R) on January 1, 2006.

The Company adopted SFAS No. 123(R) using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after January 1, 2006, will be measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense will be recognized in the income statement for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123.

The adoption of SFAS No. 123(R) is not expected to have a material adverse effect on the Company's overall financial condition or results of operations. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share shown in the table above.

In July 2005, the FASB issued an exposure draft, FASB Staff Position ("FSP") No. FAS 13-a "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction" ("FSP 13-a"). Under FSP 13-a, a revision in the timing of expected cash flows of a leveraged lease may require a recalculation of the original lease assumptions. A material change in the net investment in a leveraged lease using different cash flow assumptions would be recognized as a gain or loss in the period in which the assumptions are revised. The Company has entered into one leveraged lease transaction known as Lease In/Lease Out ("LILO") and several Sale In/Lease Out ("SILO") transactions that are currently under various stages of review by the Internal Revenue Service ("IRS"). The outcome of these reviews may change the timing of cash flows from these leases which, under the current draft of FSP 13-a, would result in gain or loss recognition. Under FSP 13-a, a one time implementation gain or loss (net of tax) would be recognized as a cumulative effect of change in accounting principle. The LILO transaction is currently in the IRS appeals process. The range of settlement with the IRS may result in an approximate after-tax expense that could be as much as $4.0 million which, under the current draft form of FSP 13-a, would be recorded as a cumulative effect of change in accounting principle (this charge would be recognized back into income over the remaining term of the affected lease). The SILO transactions currently have not entered the appeals process. Thus, based on the current set of facts known at this time, the Company cannot estimate a range of loss on the SILOs. The final FSP is expected to be issued in 2006.

Note 2 – Investment Securities

The following presents the details of the investment securities portfolio:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2005
Investment Securities – Available for Sale
Debt Securities Issued by the U.S. Treasury and Agencies	$100,558	$159	$(606)	$100,111
Debt Securities Issued by States and Municipalities	33,240	54	(334)	32,960
Mortgage-Backed Securities	2,113,645	4,366	(38,159)	2,079,852
Other Debt Securities	333,418	127	(8,253)	325,292

Total	$2,580,861	$4,706	$(47,352)	$2,538,215

Investment Securities – Held to Maturity
Debt Securities Issued by States and Municipalities	$70	$2	$–	$72
Mortgage-Backed Securities	454,170	1,069	(12,322)	442,917

Total	$454,240	$1,071	$(12,322)	$442,989

At December 31, 2004
Investment Securities – Available for Sale
Debt Securities Issued by the U.S. Treasury and Agencies	$38,551	$406	$(15)	$38,942
Debt Securities Issued by States and Municipalities	7,958	150	(27)	8,081
Mortgage-Backed Securities	2,090,510	15,195	(6,711)	2,098,994
Other Debt Securities	338,495	1,229	(2,022)	337,702

Total	$2,475,514	$16,980	$(8,775)	$2,483,719

Investment Securities – Held to Maturity
Debt Securities Issued by States and Municipalities	$90	$6	$–	$96
Mortgage-Backed Securities	589,818	2,295	(6,373)	585,740

Total	$589,908	$2,301	$(6,373)	$585,836

At December 31, 2003
Investment Securities – Available for Sale
Equity Securities	$261	$–	$–	$261
Debt Securities Issued by the U.S. Treasury and Agencies	59,339	1,651	–	60,990
Debt Securities Issued by States and Municipalities	5,957	263	–	6,220
Mortgage-Backed Securities	1,790,692	20,975	(6,394)	1,805,273
Other Debt Securities	118,040	458	(126)	118,372

Total	$1,974,289	$23,347	$(6,520)	$1,991,116

Investment Securities – Held to Maturity
Debt Securities Issued by the U.S. Treasury and Agencies	$22,021	$–	$(3)	$22,018
Debt Securities Issued by States and Municipalities	130	12	–	142
Mortgage-Backed Securities	705,082	3,500	(10,043)	698,539

Total	$727,233	$3,512	$(10,046)	$720,699

The following presents an analysis of the contractual maturities of the investment securities portfolio as of December 31, 2005:

(dollars in thousands)	Amortized Cost	Fair Value

Investment Securities – Available for Sale
Due in One Year or Less	$17,356	$17,280
Due After One Year Through Five Years	411,830	403,245
Due After Five Years Through Ten Years	35,737	35,534
Due After Ten Years	2,293	2,304

	467,216	458,363
Mortgage-Backed Securities	2,113,645	2,079,852

Total	$2,580,861	$2,538,215

Investment Securities – Held to Maturity
Due After One Year Through Five Years	$70	$72
Mortgage-Backed Securities	454,170	442,917

Total	$454,240	$442,989

Investment securities of $1.7 billion and $1.5 billion carrying value which approximated fair value were pledged to secure deposits of governmental entities and repurchase agreements at December 31, 2005 and 2004, respectively.

Gross gains and losses from sales of investment securities for the years ended December 31, 2005, 2004 and 2003 were as follows:

(dollars in thousands)	2005	2004	2003

Gross Gains on Sales of Securities	$697	$318	$1,838
Gross Losses on Sales of Securities	(356)	(1,112)	(49)

Net Gains (Losses) on Sales of Investment Securities	$341	$(794)	$1,789

The following presents temporarily impaired investment securities as of December 31, 2005 and 2004:

Temporarily Impaired Investment Securities

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

At December 31, 2005
Debt Securities Issued by the U.S. Treasury and Agencies	$82,593	$(606)	$–	$–	$82,593	$(606)
Debt Securities Issued by States and Municipalities	29,646	(324)	670	(10)	30,316	(334)
Mortgage-Backed Securities	1,294,721	(21,286)	950,360	(29,195)	2,245,081	(50,481)
Other Debt Securities	103,354	(1,617)	218,783	(6,636)	322,137	(8,253)

Total	$1,510,314	$(23,833)	$1,169,813	$(35,841)	$2,680,127	$(59,674)

At December 31, 2004
Debt Securities Issued by the U.S. Treasury and Agencies	$10,860	$(15)	$–	$–	$10,860	$(15)
Debt Securities Issued by States and Municipalities	762	(27)	–	–	762	(27)
Mortgage-Backed Securities	999,130	(8,310)	284,389	(4,774)	1,283,519	(13,084)
Other Debt Securities	174,111	(2,022)	–	–	174,111	(2,022)

Total	$1,184,863	$(10,374)	$284,389	$(4,774)	$1,469,252	$(15,148)

The Company does not believe gross unrealized losses as of December 31, 2005, which is comprised of 211 securities, represent an other-than-temporary impairment. The gross unrealized losses reported for mortgage-backed securities relate primarily to securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and private institutions. These gross unrealized losses, which represent 2.0% of total amortized cost basis, were attributable to changes in interest rates. The Company has both the intent and ability to hold the securities for a time necessary to recover the amortized cost.

Income taxes related to 2005 net realized gain on the sale of investment securities were $0.1 million. The cumulative other comprehensive income from net unrealized losses on investment securities was $(27.3) million (net of taxes) as of December 31, 2005.

Note 3 – Loans and the Reserve for Credit Losses

The loan portfolio was comprised of the following at December 31:

(dollars in thousands)	2005	2004	2003	2002	2001

Domestic Loans
Commercial
Commercial and Industrial	$918,777	$923,643	$816,246	$875,000	$1,169,785
Commercial Mortgage	558,346	602,678	639,354	591,055	640,723
Construction	153,393	105,967	101,321	127,539	169,595
Lease Financing	470,155	479,100	435,934	427,378	423,921

Total Commercial	2,100,671	2,111,388	1,992,855	2,020,972	2,404,024

Consumer
Residential Mortgage	2,431,552	2,326,937	2,320,410	2,131,412	2,424,013
Home Equity	801,767	657,164	467,019	428,204	329,948
Purchased Home Equity	72,633	122,728	212,514	185,762	–
Other Revolving Credit and Installment	736,364	736,178	658,831	493,310	399,745
Lease Financing	25,549	32,535	35,320	34,456	38,906

Total Consumer	4,067,865	3,875,542	3,694,094	3,273,144	3,192,612

Total Domestic Loans	6,168,536	5,986,930	5,686,949	5,294,116	5,596,636

Foreign Loans
Banks and Other Financial Institutions	–	–	1,364	1,886	1,416
Commercial and Industrial	–	–	22,317	15,018	12,174
Lease Financing	–	–	31,580	31,079	30,598
Other	–	–	14,965	16,905	16,298

Total Foreign Loans	–	–	70,226	64,888	60,486

Total Loans and Leases	$6,168,536	$5,986,930	$5,757,175	$5,359,004	$5,657,122

Total loans and leases were reported net of unearned income totaling $154.9 million and $176.8 million as of December 31, 2005 and 2004, respectively.

The Company's lending activities are concentrated in its primary geographic markets of Hawaii and the Pacific Islands. As of December 31, 2005 and 2004, the Company had foreign loans which were not significant, and therefore, included in the appropriate loan category.

Commercial and mortgage loans totaling $455.4 million and $476.2 million were pledged to secure Federal Home Loan Bank and Federal Reserve Bank advances at December 31, 2005 and 2004, respectively.

The aggregate amount of gains and losses on sales of mortgage loans is shown below. There were no sales of commercial loans.

(dollars in thousands)	2005	2004

Gross Gains on Sales of Mortgage Loans	$2,733	$3,944
Gross Losses on Sales of Mortgage Loans	(322)	(649)

Total Net Gains on Sales of Mortgage Loans	$2,411	$3,295

The Company is the lessor in various leveraged lease agreements under which airplanes, rail cars and water-craft, with estimated economic lives ranging from 20 to 36 years, are leased for terms up to 29 years. The Company's equity investment typically represents between 20% and 30% of the purchase price, with the remaining percentage being furnished by third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the asset. The residual value of the asset is estimated at the beginning of the lease, based on appraisals and other methods, and is reviewed at least annually for impairment. At the end of the lease term, the asset is returned to the Company. For federal income tax purposes, the Company receives the benefit of tax deductions for depreciation on the entire leased asset and for interest on the long-term debt. During the early years of the lease, tax deductions exceed lease rental income, resulting in reduced income taxes. In the later years of the lease, rental income will exceed the deductions and taxes will be payable. Deferred taxes are provided to reflect this timing difference. The investment in leveraged leases at December 31, 2005 of $380.5 million is included in the commercial lease financing total of $470.2 million shown in the loan portfolio table.

The Company's net investment in leveraged leases was comprised of the following:

	December 31,
(dollars in thousands)	2005	2004

Rentals Receivable (Net of Principal and Interest on Non-Recourse Debt)	$303,632	$315,152
Estimated Residual Value of Leased Assets	200,842	196,170
Less: Unearned and Deferred Income	(123,942)	(132,797)

Investment in Leveraged Leases	380,532	378,525
Less: Deferred Taxes Arising from Leveraged Leases	(303,199)	(286,415)

Net Investment in Leveraged Leases	$77,333	$92,110

Certain directors and executive officers of the Company and its subsidiaries, companies in which they are principal owners, and trusts in which they are involved, have loans with the Bank. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements. At December 31, 2005 and 2004, such loans amounted to $16.8 million and $86.3 million, respectively. During 2005, the activity in these loans included new borrowings of $5.2 million and repayments of $76.3 million. The loan balances were also increased by $1.6 million as a result of changes in the parties considered executive officers under SEC regulations.

Activity in the reserve for credit losses was as follows for the years ended December 31:

(dollars in thousands)	2005	2004	2003	2002	2001

Balance at Beginning of Period	$113,596	$129,080	$142,853	$158,979	$246,247
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(2,507)	(4,408)	(5,311)	(13,039)	(97,686)
Commercial Mortgage	–	(575)	(548)	(2,868)	(19,456)
Construction	–	–	(529)	(495)	–
Lease Financing	(10,049)	(1,381)	(353)	(9,861)	(648)
Consumer
Residential Mortgage	(646)	(819)	(1,877)	(3,496)	(8,942)
Home Equity	–	(20)	(339)	(234)	(564)
Purchased Home Equity	(959)	(807)	(257)	–	–
Other Revolving Credit and Installment	(19,268)	(18,390)	(17,412)	(12,470)	(19,190)
Lease Financing	(104)	(155)	(267)	(354)	(531)
Foreign	–	–	–	–	(21,987)

Total Loans and Leases Charged-Off	(33,533)	(26,555)	(26,893)	(42,817)	(169,004)

Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	1,751	3,973	3,878	4,761	9,226
Commercial Mortgage	3,246	2,052	129	2,056	3,189
Construction	–	529	958	173	–
Lease Financing	189	19	106	–	291
Consumer
Residential Mortgage	641	915	1,027	1,111	996
Home Equity	35	158	133	104	63
Purchased Home Equity	376	125	–	–	–
Other Revolving Credit and Installment	5,215	6,136	6,177	6,168	8,054
Lease Financing	63	103	82	31	101
Foreign	–	7,061	630	671	25,602

Total Recoveries on Loans and Leases Previously Charged-Off	11,516	21,071	13,120	15,075	47,522

Net Loan and Lease Charge-Offs	(22,017)	(5,484)	(13,773)	(27,742)	(121,482)
Provision for Credit Losses	4,588	(10,000)	–	11,616	74,339
Allowance Related to Divestitures	–	–	–	–	(40,227)
Other	–	–	–	–	102

Balance at End of Period [1]	$96,167	$113,596	$129,080	$142,853	$158,979

Components
Allowance for Loan and Lease Losses	$91,090	$106,796	$129,080	$142,853	$158,979
Reserve for Unfunded Commitments	5,077	6,800	–	–	–

Total Reserve for Credit Losses	$96,167	$113,596	$129,080	$142,853	$158,979

Average Loans and Leases Outstanding	$6,110,264	$5,786,663	$5,524,423	$5,411,387	$7,732,691

Ratio of Net Loan and Lease Charge-Offs to Average Loans and Leases Outstanding	0.36%	0.09%	0.25%	0.51%	1.57%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.48%	1.78%	2.24%	2.67%	2.81%
1
Included in this analysis is activity related to the Company's reserve for unfunded commitments, which is separately recorded in other liabilities in the Consolidated Statements of Condition. The reserve for unfunded commitments was transferred to other liabilities on a prospective basis on December 31, 2004.

Details of the Allowance related to foreign loans, which is included in the table above, were as follows:

Balance at Beginning of Period	$–	$719	$718	$644	$73,332
Charge-Offs	–	–	–	–	(21,987)
Recoveries	–	7,061	630	671	25,602

Net Loan Recoveries	–	7,061	630	671	3,615
Provision for Credit Losses	–	(7,344)	(629)	(597)	6,447
Allowance Related to Divestitures	–	–	–	–	(23,827)
Other [1]	–	–	–	–	(58,923)

Balance at End of Period	$–	$436	$719	$718	$644

1
Includes amounts for balance transfers and foreign currency translation adjustments.

Non-accrual loans and leases as of December 31, 2005 and 2004 totaled $5.8 million and $13.7 million, respectively. Loans past due 90 days or more and still accruing interest totaled $2.9 million and $2.1 million as of December 31, 2005 and 2004, respectively.

The following table presents information on impaired loans as of December 31:

(dollars in thousands)	2005	2004	2003

Recorded Investment in Impaired Loans Not Requiring an Allowance for Loan and Lease Losses	$–	$3,161	$8,386
Recorded Investment in Impaired Loans Requiring an Allowance for Loan and Lease Losses	72	664	7,590

Recorded Investment in Impaired Loans [1]	$72	$3,825	$15,976

Allowance for Loan and Lease Losses on Impaired Loans	$7	$63	$908
Average Recorded Investment in Impaired Loans During the Year	$2,017	$9,425	$27,716
1
There were no accruing market-rate troubled-debt restructurings in 2005 and 2004. Impaired loans in 2003 included accruing market-rate troubled-debt restructurings of $0.2 million.

Note 4 – Mortgage Servicing Rights

As of December 31, 2005 and 2004, the Company's portfolio of residential loans serviced for third parties totaled $2.5 billion and $2.6 billion, respectively. The servicing portfolio is comprised primarily of fixed rate loans concentrated in Hawaii.

Changes in the carrying value of mortgage servicing rights, net of valuation allowance are summarized in the following table:

(dollars in thousands)	2005	2004

Balance at Beginning of Year	$18,769	$22,178
Originated Mortgage Servicing Rights	4,533	4,130
Mortgage Servicing Rights Valuation	–	(13)
Amortization	(5,292)	(7,526)

Balance at End of Year	$18,010	$18,769

Fair Value at End of Year	$25,689	$22,154

The key factors used in determining the fair value of mortgage servicing rights at December 31, 2005 and 2004 are presented below:

	2005	2004

Projected Weighted-Average Constant Prepayment Rate	13.45%	14.29%
Projected Weighted-Average Life (in years)	5.39	5.23
Projected Weighted-Average Discount Rate	8.59%	8.66%

Prepayment speeds for Hawaii loans were equal or slightly higher than the national averages in 2005.

A sensitivity analysis of the current fair value of mortgage servicing rights to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2005 and 2004 are presented in the table below. These sensitivities are hypothetical and should be used accordingly. Estimated changes in fair value are based on assumptions and generally cannot be extrapolated while the effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing other assumptions.

	December 31,
(dollars in thousands)	2005	2004

Fair Value	$25,689	$22,154
Prepayment Rate
Decrease in fair value from 10% adverse change	(1,176)	(1,193)
Decrease in fair value from 20% adverse change	(2,258)	(2,354)
Discount Rate
Decrease in fair value from 10% adverse change	(758)	(2,480)
Decrease in fair value from 20% adverse change	(1,475)	(5,369)

Note 5 – Premises and Equipment and Other Assets and Liabilities

The following is a summary of premises and equipment:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value

December 31, 2005
Premises	$281,658	$(164,383)	$117,275
Capital Leases	4,464	(2,321)	2,143
Equipment	188,582	(174,087)	14,495

Total	$474,704	$(340,791)	$133,913

December 31, 2004
Premises	$279,094	$(153,719)	$125,375
Capital Leases	4,464	(2,143)	2,321
Equipment	187,065	(168,666)	18,399

Total	$470,623	$(324,528)	$146,095

Depreciation and amortization (including capital lease amortization) included in non-interest expense totaled $18.3 million, $20.8 million and $28.8 million in 2005, 2004 and 2003, respectively.

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

Future minimum payments for capital leases and non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2005:

(dollars in thousands)	Capital Leases	Operating Leases

2006	$605	$12,831
2007	605	11,252
2008	665	10,082
2009	665	6,734
2010	665	5,488
Thereafter	27,911	91,350

Total Future Minimum Lease Payments	31,116	$137,737

Amounts Representing Interest	(22,136)

Present Value of Net Minimum Lease Payments	$8,980

Minimum future rentals receivable under subleases for non-cancelable operating leases amounted to $11.6 million at December 31, 2005.

Rental expense for all operating leases for the years ended December 31, 2005, 2004 and 2003 is presented below:

(dollars in thousands)	2005	2004	2003

Minimum Rentals	$16,801	$16,547	$17,593
Sublease Rental Income	(2,533)	(2,308)	(1,378)

Total	$14,268	$14,239	$16,215

The components of other assets and other liabilities as of December 31, 2005 and 2004 were:

(dollars in thousands)	2005	2004

Other Assets:
Bank-Owned Life Insurance	$150,407	$144,370
Federal Reserve Bank and Federal Home Loan Bank Stock	79,415	53,847
Low Income Housing Investments	28,529	34,597
Accounts Receivable	22,055	25,568
Federal Tax Deposit	43,000	–
Other	45,769	46,734

Total Other Assets	$369,175	$305,116

Other Liabilities:
Incentive Plans Payable	$12,609	$12,090
Insurance Premiums Payable	8,395	7,940
Reserve for Unfunded Commitments	5,077	6,800
Self Insurance Reserve	6,273	6,366
Other	72,048	63,177

Total Other Liabilities	$104,402	$96,373

Note 6 – Deposits

Time deposits with balances of $100,000 or more totaled $695.7 million and $569.4 million at December 31, 2005 and 2004, respectively. Deposits of governmental entities totaling $2.6 million at December 31, 2005 require collateralization by acceptable securities.

Maturities of time deposits of $100,000 or more at December 31, 2005 were as follows:

(dollars in thousands)	Amount

Due in 0 to 3 Months	$226,134
Due in 4 to 6 Months	157,306
Due in 7 to 12 Months	110,085
Due in 2007	139,945
Due in 2008	35,759
Due in 2009	18,986
Due in 2010	4,220
Due Thereafter	3,293

Total	$695,728

Note 7 – Borrowings

Details of short-term borrowings for 2005, 2004 and 2003 were as follows:

(dollars in thousands)	2005	2004	2003

Securities Sold Under Agreements to Repurchase [1]
Amount Outstanding at December 31,	$434,380	$568,981	$472,757
Average Amount Outstanding During Year	621,103	732,121	622,225
Maximum Amount Outstanding at Any Month End	849,195	1,039,204	813,472
Weighted Average Interest Rate During Year [2]	3.03%	1.28%	1.28%
Weighted Average Interest Rate End of Year	3.96%	1.90%	1.01%
Funds Purchased
Amount Outstanding at December 31,	$268,110	$149,635	$109,090
Average Amount Outstanding During Year	138,190	143,881	89,291
Maximum Amount Outstanding at Any Month End	268,110	317,330	159,530
Weighted Average Interest Rate During Year [2]	3.27%	1.26%	1.06%
Weighted Average Interest Rate End of Year	4.04%	2.21%	0.89%
1
Excludes long-term securities sold under agreements to repurchase with private entities totaling $175.0 million which are discussed below.

2
Average rates for the year are computed by dividing actual interest expense on borrowings by average daily borrowings.

Securities sold under agreements to repurchase ("repos") are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the Consolidated Statements of Condition. The securities underlying the agreements to repurchase continue to be reflected as assets of the Company and are delivered to and held in collateral accounts with third party trustees.

Funds purchased generally mature on the next business day following the date of purchase.

Other short-term borrowings include Treasury Tax and Loan balances, which represent tax payments collected on behalf of the U.S. Government, callable at any time and bearing market interest rates, and commercial paper which is issued in various denominations generally maturing 90 days or less from date of issuance.

During 2005, the Bank entered into other repo agreements with private entities for terms greater than one year. At December 31, 2005, these long-term private repos totaled $175.0 million. The long-term private repos are at floating interest rates tied to the London Inter Bank Offering Rate ("LIBOR"), of which the weighted average rate was 3.69% at December 31, 2005. The terms of the repos are 10 to 15 years. The private entities have the right to terminate repos totaling $100.0 million in two years, repos totaling $50.0 million quarterly after the third year, and the remaining repo totaling $25.0 million in five years. If the agreements are not terminated, the rates become fixed ranging from 3.85% to 4.25% for the respective remaining terms.

Note 8 – Long-Term Debt

Amounts outstanding for long-term debt as of December 31, 2005 and 2004 were as follows:

(dollars in thousands)	2005	2004

Subordinated Notes	$124,798	$124,760
Federal Home Loan Bank Advances	77,500	87,500
8.25% Capital Securities	31,425	31,425
Capital Leases	8,980	8,953

Total Long-Term Debt	$242,703	$252,638

As of December 31, 2005, $124.8 million of subordinated notes issued by the Bank, bearing a fixed interest rate of 6.875%, were outstanding. The notes were issued in 1999 under the Bank's $1.0 billion note program and mature in 2009. Under the terms of this program, the Bank may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1.0 billion.

The Bank is a member of the Federal Home Loan Bank of Seattle (the "FHLB"). The Bank may borrow funds from the FHLB in amounts that equal up to 15% of the Bank's total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowing. The Bank is required to hold FHLB stock as a condition of membership. As of December 31, 2005, the Bank held $60.9 million of FHLB stock.

FHLB advances of $77.5 million were outstanding at December 31, 2005. The advances bear interest at rates ranging from 3.2% to 5.69% and mature from 2006 through 2010. At December 31, 2005, mortgage loans totaling $93.4 million were pledged as collateral.

Bancorp Hawaii Capital Trust I (the "Trust"), a grantor trust wholly-owned by the Company, issued $100.0 million 8.25% Capital Securities (the "Securities"). The Securities bear a cumulative fixed interest rate of 8.25% and mature on December 15, 2026. Interest payments are semi-annual. The Company is subject to an expense agreement with the Trust obligating the Company to pay any costs, expenses or liabilities of the Trust, other than obligations of the Trust to pay amounts due pursuant to the terms of the Securities. The sole assets of the Trust are Junior Subordinated Debt Securities (the "Debt") issued by the Company to the Trust. The Debt is redeemable prior to the stated maturity at the Company's option. The Securities are subject to mandatory redemption upon repayment of the related Debt at their stated maturity dates, or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by the Company upon concurrent repayment of the related Debt. The Securities are redeemable, in whole or in part, at the option of the Trust at any time on or after December 15, 2006. The redemption price for the securities is equal to 104.125% for the 12-month period beginning December 15, 2006 and gradually decreases each year to 100% if redeemed on or after December 15, 2016. The Company has issued guarantees for the payment of distributions and payments on liquidation or redemption of the Securities, but only to the extent of funds held by the Trust. The guarantees are junior subordinated obligations of the Company. Distributions to securities holders may be deferred for up to five consecutive years. During any such deferral period the Company's ability to pay dividends on its common shares will be restricted. The Federal Reserve has announced that certain cumulative preferred securities having the characteristics of the Securities qualify as capital, and therefore are included in Tier 1 capital for BHCs. The Company repurchased $68.6 million of the Securities in 2002. No repurchases were made in 2005, 2004 or 2003.

Capitalized lease obligations relate to office space at the headquarters of the Company. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $0.6 million per year through 2007, $0.7 million per year from 2008 to 2012 and are negotiable thereafter.

As of December 31, 2005, future principal payments on long-term debt, excluding the capital lease obligation, are expected to be:

(dollars in thousands)	Amount

2006	$2,500
2007	25,000
2008	–
2009	124,798
2010	50,000
Thereafter	31,425

Total	$233,723

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 and Total capital. Tier 1 capital is common shareholders' equity plus qualifying capital securities, reduced by unrealized gains and losses accumulated in other comprehensive income and certain intangible assets. Total capital is Tier 1 capital plus qualifying subordinated debt and allowable allowance for loan and lease losses. Three capital ratios are used to measure capital adequacy: Tier 1 capital divided by risk-weighted assets, as defined; Total capital divided by risk-weighted assets; and the leverage ratio, which is Tier 1 capital divided by quarterly average total assets.

As of December 31, 2005, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action. There were no conditions or events since year-end that management believes have changed the Company's or the Bank's capital ratings.

The table below sets forth the minimum required capital for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank at December 31, 2005 and 2004:

(dollars in thousands)	Well Capitalized Minimum Ratio	Bank of Hawaii Corporation	Bank of Hawaii

At December 31, 2005:
Shareholders' Equity		$693,352	$695,694
Tier 1 Capital		717,099	702,144
Total Capital		878,599	864,371
Tier 1 Capital Ratio	6%	10.36%	10.06%
Total Capital Ratio	10%	12.70%	12.38%
Leverage Ratio	5%	7.14%	6.94%
At December 31, 2004:
Shareholders' Equity		$814,834	$713,433
Tier 1 Capital		804,792	686,096
Total Capital		987,923	870,007
Tier 1 Capital Ratio	6%	12.13%	10.25%
Total Capital Ratio	10%	14.89%	12.99%
Leverage Ratio	5%	8.29%	7.03%

Federal Reserve Board regulations require the Bank to maintain reserve balances based on the amount of deposits held. The required reserve balance was $31.0 million and $29.6 million at December 31, 2005 and 2004, respectively.

The Bank is subject to federal and state regulatory restrictions that limit cash dividends and loans to the Company. These restrictions generally require advanced approval from the Bank's regulator for payment of dividends in excess of earnings for the prior three years. No special dividends were paid in 2005, while $66.0 million in special dividends were paid in 2004 by the Bank. Because of these special dividends, which were used by the Company for share repurchases, advanced approval is required for future dividends. Such approval was granted for an amount up to the level of the Bank's income for 2005, subject to the absence of any adverse material change in the Bank's financial condition. This same approval has been granted for 2006.

The components of accumulated other comprehensive income (loss), net of tax, which is a component of shareholders' equity, were:

(dollars in thousands)	Minimum Pension Liability Adjustment	Net Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2002	$(15,546)	$27,205	$11,659
Net change	(936)	(16,434)	(17,370)

Balance, December 31, 2003	(16,482)	10,771	(5,711)
Net change	(1,687)	(5,519)	(7,206)

Balance, December 31, 2004	(18,169)	5,252	(12,917)
Net change	(2,354)	(32,547)	(34,901)

Balance, December 31, 2005	$(20,523)	$(27,295)	$(47,818)

The following table presents the changes to accumulated other comprehensive income (loss) and the related tax effect allocated to each component:

(dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax

2005:
Net Unrealized Losses on Available for Sale Securities Arising During the Year	$(50,510)	$(18,184)	$(32,326)
Reclassification of Net Gains on Investment Securities Included in Net Income	(341)	(120)	(221)

Net Unrealized Losses on Available for Sale Securities Arising During the Year	(50,851)	(18,304)	(32,547)
Minimum Pension Liability Adjustment	(3,622)	(1,268)	(2,354)

Accumulated Other Comprehensive Loss	$(54,473)	$(19,572)	$(34,901)

2004:
Net Unrealized Losses on Available for Sale Securities Arising During the Year	$(9,416)	$(3,389)	$(6,027)
Reclassification of Net Losses on Investment Securities Included in Net Income	794	286	508

Net Unrealized Losses on Available for Sale Securities Arising During the Year	(8,622)	(3,103)	(5,519)
Minimum Pension Liability Adjustment	(2,596)	(909)	(1,687)

Accumulated Other Comprehensive Loss	$(11,218)	$(4,012)	$(7,206)

2003:
Net Unrealized Losses on Available for Sale Securities Arising During the Year	$(23,494)	$(8,223)	$(15,271)
Reclassification of Net Gains on Investment Securities Included in Net Income	(1,789)	(626)	(1,163)

Net Unrealized Losses on Available for Sale Securities Arising During the Year	(25,283)	(8,849)	(16,434)
Minimum Pension Liability Adjustment	(1,440)	(504)	(936)

Accumulated Other Comprehensive Loss	$(26,723)	$(9,353)	$(17,370)

During 2005, the Company's Board of Directors increased the authorization under the share repurchase program by an additional $200.0 million. The authorizations, combined with the Company's previously announced authorizations of $1.15 billion, brought the total authorized repurchase amount to $1.35 billion. Shares repurchased under this program were held in treasury stock for reissue in connection with stock compensation plans and for general corporate purposes. In 2005, the Company retired 25.0 million shares of treasury stock. The Company repurchased 5.1 million shares during both 2005 and 2004 and 9.7 million shares during 2003 under this program. From the beginning of the share repurchase program in July 2001 through December 31, 2005, the Company repurchased a total of 40.0 million shares and returned a total of $1.33 billion to its shareholders at an average cost of $33.31 per share. Remaining buyback authority was $18.0 million at December 31, 2005. In January 2006, an additional authorization of $100.0 million was approved by the Board of Directors. From January 1, 2006 through February 17, 2006, the Company repurchased an additional 0.4 million shares at an average cost of $52.73 per share for a total of $20.5 million. Remaining buyback authority was $97.5 million at February 17, 2006.

Note 10 – Commitments and Contingencies

The Company and its subsidiaries are subject to various pending and threatened legal proceedings arising out of normal course of business or operations. Based on current knowledge and after consultation with legal counsel, management believes current reserves determined in accordance with SFAS No. 5 are adequate and the amount of an incremental liability arising from these matters is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

Note 11 – Employee Benefits

Defined Contribution Plans

The Bank of Hawaii Retirement Savings Plan ("Savings Plan") has three Company contribution components: 1) 401(k) matching; 2) a 3% fixed amount based on eligible compensation; and 3) a discretionary value sharing contribution. Under the 401(k) component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company makes matching contributions on behalf of participants each calendar quarter equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants' eligible compensation, and $0.50 for every $1.00 contributed by participants over 2% up to 5% of the participants' eligible compensation. A 3% fixed contribution and a discretionary value sharing contribution that is linked to the Company's financial goals are made regardless of whether the member contributes to the Savings Plan under the 401(k) and are invested in accordance with the participant's selection of investment options available under the Savings Plan. The Company also has a non-qualified Savings Plan which covers certain employees for amounts exceeding the limits under the Savings Plan. Total expense under all Savings Plans was $12.4 million in 2005, $12.1 million in 2004 and $11.5 million in 2003.

Defined Benefit Plans (Pension Plans)

In 1995, the Company froze its non-contributory, qualified defined benefit retirement plan ("Retirement Plan") and excess retirement plan ("Excess Plan"), which covered employees of the Company and participating subsidiaries who met certain eligibility requirements. Beginning December 31, 2000, the Retirement Plan no longer provided for compensation increases in the determination of benefits.

Retirement Plan assets primarily consist of a collective investment fund and marketable securities including stocks, U.S. government treasury and agency securities, corporate bonds, a money market fund and mutual funds. The assets of the Retirement Plan include investments in a Bank of Hawaii collective investment fund and securities of related parties (Pacific Capital Funds mutual funds). The Asset Management Group of the Bank, an SEC registered investment adviser, serves as investment advisor to the Pacific Capital Funds family of mutual funds. The Bank manages the Bank of Hawaii collective investment fund. The fair value of securities of related parties was $24.7 million and $22.9 million as of December 31, 2005 and 2004, respectively.

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries for amounts exceeding the limits allowed under the Retirement Plan. The Excess Plan has no plan assets. The projected benefit obligation, accumulated benefit obligation and accrued benefit liability each totaled $5.9 million as of December 31, 2005 and $5.8 million as of December 31, 2004.

Postretirement Benefit Plans

The Company's postretirement benefit plan provides retirees with life, dental and medical insurance coverage. The retiree life insurance benefit for participants who retired after 2003 was terminated as of December 31, 2003, which resulted in a curtailment gain of $2.5 million in 2003. Employees who were retired as of December 31, 2003 are still eligible for the life insurance benefits. The costs of providing postretirement benefits are "shared costs" where both the employer and former employees pay a portion of the premium. Most employees of the Company and its subsidiaries who have met the eligibility requirements are covered by this plan. The Company recognizes the transition obligation over 20 years, ending in 2013. The Company has no segregated assets to provide postretirement benefits.

The Company uses a December 31 measurement date for all its plans.

The following table sets forth the change in benefit obligation, change in fair value of plan assets, funded status and net amount recognized in the Consolidated Statements of Condition for the aggregated pension plans (Retirement Plan and Excess Plan) and postretirement benefit plan for the years ended December 31, 2005 and 2004.

	Pension Benefits		Postretirement Benefits

(dollars in thousands)	2005	2004	2005	2004

Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$76,083	$70,825	$29,887	$28,861
Service Cost	–	–	1,055	883
Interest Cost	4,502	4,395	1,868	1,693
Actuarial (Gain) Loss	4,866	3,302	3,591	(425)
Employer Benefits Paid [1]	(2,708)	(2,439)	(1,347)	(1,125)

Benefit Obligation at End of Year	$82,743	$76,083	$35,054	$29,887

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$57,783	$55,700	$–	$–
Actual Return on Plan Assets	4,269	4,025	–	–
Employer Contribution	580	497	1,347	1,125
Employer Benefits Paid	(2,708)	(2,439)	(1,347)	(1,125)

Fair Value of Plan Assets at End of Year	$59,924	$57,783	$–	$–

Funded Status	$(22,819)	$(18,300)	$(35,054)	$(29,887)
Unrecognized Net Actuarial (Gain) Loss	31,575	27,953	(4,927)	(8,725)
Unrecognized Transition Obligation	–	–	4,101	4,687

Net Amount Prepaid (Accrued)	$8,756	$9,653	$(35,880)	$(33,925)

Amounts Recognized in the Consolidated Statements of Condition consist of:
Accrued Benefit Liability	$(22,819)	$(18,300)	$(35,880)	$(33,925)
Accumulated Other Comprehensive Income	31,575	27,953	–	–

Net Amount Prepaid (Accrued)	$8,756	$9,653	$(35,880)	$(33,925)

1
Participants' contributions relative to the Postretirement Benefits Plan are offset against employer benefits paid in the above table. For the years ended December 31, 2005 and 2004, participants' contributions for postretirement benefits totaled $1,151,000 and $1,105,000, respectively.

At December 31, 2005, the accumulated benefit obligations for the aggregated pension plans exceeded the fair value of Plan Assets. Included in other comprehensive income was a charge of $2.4 million, net of deferred taxes, related to this obligation. The accumulated benefit obligation for the pension plans was $82.7 million and $76.1 million as of December 31, 2005 and 2004, respectively.

Components of net periodic benefit or cost for the aggregated pension plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2005, 2004 and 2003.

	Pension Benefits			Postretirement Benefits

(dollars in thousands)	2005	2004	2003	2005	2004	2003

Components of Net Periodic (Benefit) Cost:
Service Cost	$–	$–	$–	$1,055	$883	$1,071
Interest Cost	4,502	4,395	4,253	1,868	1,693	1,858
Expected Return on Plan Assets	(4,735)	(4,712)	(4,697)	–	–	–
Amortization of Unrecognized Net Transition Obligation	–	–	–	586	586	653
Recognized Net Actuarial (Gain) Loss	1,709	1,393	874	(207)	(582)	(486)

Net Periodic Benefit Cost	1,476	1,076	430	3,302	2,580	3,096
Curtailment (Gain) Loss	–	–	–	–	–	(2,480)

Total Net Periodic Cost	$1,476	$1,076	$430	$3,302	$2,580	$616

Assumptions used to determine benefit obligations as of December 31, 2005 and 2004 for the aggregated pension plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits

	2005	2004	2005	2004

Weighted Average Assumptions as of December 31:
Discount Rate	5.75%	6.00%	5.75%	6.00%
Health Care Cost Trend Rate Assumed For Next Year	–	–	8.00%	9.00%

The health care cost trend rate assumption will decrease by 1% annually, until reaching the ultimate trend rate of 5% in 2009.

The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed for reasonableness and appropriateness.

Assumptions used to determine the net periodic benefit or cost for the aggregated pension plans and postretirement benefit plan for years ended December 31, 2005, 2004 and 2003 were as follows:

	Pension Benefits			Postretirement Benefits

	2005	2004	2003	2005	2004	2003

Weighted Average Assumptions as of December 31:
Discount Rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Expected Return on Plan Assets	8.50%	8.50%	8.50%	–	–	–
Health Care Cost Trend Rate	–	–	–	9.00%	6.00%	6.00%

A one percent change in the health care cost trend rate assumption (with all other assumptions remaining constant) would impact the service and interest cost components of the net periodic postretirement benefit cost and the postretirement benefit obligation for 2005 as follows:

(dollars in thousands)	One Percent Increase	One Percent Decrease

Effect on the Total of Service and Interest Cost Components	$336	$(277)
Effect on Postretirement Benefit Obligation	2,626	(2,266)

The Company expects to fund $0.6 million to the Excess Plan and $1.4 million to the postretirement benefit plan in 2006.

As of December 31, 2005, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits

2006	$2,700	$1,400
2007	2,900	1,500
2008	3,100	1,700
2009	3,500	1,800
2010	3,700	1,900
Years 2011-2015	25,100	11,300

The Benefit Plans Committee of the Company provides oversight of the Retirement Plan's investment objective, which is to provide its participants with retirement income and to assist retirees in coping with inflation. To achieve this goal, the Benefit Plans Committee seeks a return on investment which will enhance the purchasing power of the principal amount of these assets over the long term through capital appreciation and reinvestment of income. The Benefit Plans Committee seeks a compounded annual total rate of return greater than the return of the "Market Index" or 400 basis points above the return of 90-day Treasury Bills, whichever is higher, on a trailing three year basis. The "Market Index" is composed of 60% S&P 500, 15% Russell 2000 Index, and 25% Lehman Brothers Government/Corporate Bond Index. The Benefit Plans Committee also seeks to protect the Retirement Plan assets through prudent asset allocation, manager selection and periodic review. Investments in stocks and fixed income investments should be diversified in a way that is consistent with the risk tolerance and investment objective of the Retirement Plan.

The percentages of the Retirement Plan assets by major category, based upon their fair values, as of December 31, 2005 and 2004 were as follows:

	Percentage of Plan Assets at December 31,
			Target Allocation
Asset Category	2005	2004

Equities	74%	71%	50%-80%
Bonds	24	26	25%-40%
Cash and Cash Equivalents	2	3	0%-50%

Total	100%	100%

The Retirement Plan's assets included investments in funds managed by the Bank as of December 31, 2005 were as follows:

	2005
			Number of Shares		Fair Value
	Number of Shares	Dividends Received
(dollars in thousands)			Purchased	Sold	2005	2004

Bank of Hawaii Money Market Fund	–	$–	–	2,002,312	$–	$2,002
Pacific Capital Cash Assets Trust	33,559	2	2,769,380	2,735,820	34	–
Pacific Capital Diversified Fixed Income Fund	1,300,807	586	52,854	82,380	14,257	14,860
Pacific Capital Small-Cap Fund	219,413	263	15,174	2,948	3,763	3,522
Pacific Capital Growth Stock Fund	507,532	5	226,114	5,889	4,588	2,520
Pacific Capital Mid-Cap Fund	167,829	124	167,829	–	2,061	–

Total	2,229,140	$980	3,231,351	4,829,349	$24,703	$22,904

Note 12 – Stock Compensation

Director Stock Compensation Program

The Company has a Director Stock Compensation Program that annually grants shares of restricted common stock ("Restricted Shares") and options to purchase common shares to each non-employee director. The exercise price of the options is based on the closing market price of the shares on the date that the options were granted. The Restricted Shares and the options are generally not transferable.

The options granted in 2005 vest ratably over three years and expire the earliest of 1) three months after termination of the Director's membership on the Board for any reason other than death or disability; 2) one year after termination of the Director's membership on the Board due to death or disability; or 3) ten years after the grant date. The Restricted Shares vest after three years or upon death or disability, if earlier.

Options granted prior to 2005 are immediately exercisable and expire ten years from the date of grant. However, the shares received upon exercise of the options ("Option Shares") are restricted. The restriction period for both Restricted Shares and Option Shares continues as long as the Director remains on the Board. If an optionee ceases to serve as a director prior to the end of his or her term, for any reason other than death, disability or change in control of the Company, the Option Shares will be redeemed by the Company at the exercise price and any unexercised options and restricted shares are forfeited.

At December 31, 2005, 223,427 options and 32,205 Restricted Shares were outstanding under this program.

Employee Stock Option Plan

The Company's Stock Option Plans (the "Plans") are administered by the Compensation Committee of the Board of Directors. Awards under the Plans may include stock options, stock appreciation rights (SARs), restricted stock and restricted stock units.

Stock Options

Stock options provide grantees with the option to purchase shares of common stock at a specified exercise price and, generally, expire ten years from the date of grant. Stock option grants include incentive and nonqualified stock options whose vesting may be based on a service period and/or Company performance measures. Generally, grants issued prior to December 2005 had vesting terms of one or three years. Options granted in December 2005 were vested as of December 31, 2005. The exercise prices are equal to the fair market value of the shares on the dates the options were granted.

In December 2005, the Company vested all employee stock options. The options would have vested in future periods based on completion of service. The accelerated vesting precluded the recognition of stock compensation expense related to these options in future periods that would have been recognized as a result of the implementation of SFAS No. 123(R). The accelerated vesting resulted in an expense of approximately $117,000 in 2005.

The following information relates to options outstanding under all plans as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable	Weighted Average Exercise Price

$13.56 - $18.80	442,207	$17.57	4.5	442,207	$17.57
20.06 - 26.06	398,459	23.28	4.2	398,459	23.28
27.01	715,846	27.01	5.9	715,846	27.01
27.86 - 29.92	323,678	28.98	6.7	323,678	28.98
30.98 - 33.44	624,440	32.15	7.2	624,440	32.15
41.42 - 43.72	225,897	41.76	8.0	225,897	41.76
47.35 - 50.72	281,126	50.45	9.9	258,499	50.72

Total [1]	3,011,653	29.71	6.3	2,989,026	29.57

1
The difference between the number of options outstanding and the number of options exercisable of 22,627 represents options issued to directors which were not part of the accelerated vesting described above.

The following table presents the activity related to options of the Plans for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003

	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price

Options Outstanding at January 1,	3,961,574	$26.03	9,112,505	$21.99	8,989,440	$19.78
Granted	278,126	50.45	36,000	44.28	1,625,050	32.78
Exercised [1]	(1,179,766)	22.14	(5,080,040)	18.79	(1,224,561)	19.49
Forfeited	(42,714)	34.23	(106,391)	31.80	(274,037)	23.47
Expired	(5,567)	19.03	(500)	27.74	(3,387)	21.21

Options Outstanding at December 31,	3,011,653	29.71	3,961,574	26.03	9,112,505	21.99

Options Exercisable at December 31,	2,989,026	29.57	3,091,943	24.21	6,675,161	19.14
Shares Available for Future Grants [2]	443,763		855,244		296,000
1
The price per share of options exercised on an actual exercise price basis ranged between $13.56 and $41.42 for 2005, $12.88 and $41.42 for 2004 and $12.88 and $27.01 for 2003.

2
Consists of restricted shares and stock options. The authority to grant options under the 1994 employee stock option plan expired on December 31, 2003. In 2004, shareholders approved a new employee stock plan which increased the shares available for future grants.

Restricted Stock

Restricted Stock provides grantees with rights to shares of stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid on the Restricted Stock. The Restricted Stock vests over periods ranging from three to ten years from date of grant, although accelerated vesting was provided in certain grants, based on attainment of defined Company performance measures. The Company recognizes compensation expense, measured as the quoted market price of the Restricted Stock on the grant date, on a straight-line basis over the vesting period for service period vesting, plus additional recognition of the cost associated with accelerated vesting based upon projected attainment of the performance measures. The unamortized compensation is shown as a separate component of shareholders' equity. Restricted Stock is cancelled if an employee terminates prior to the vesting of the stock. Total compensation expense recognized by the Company for Restricted Stock was $4.2 million, $5.6 million and $5.8 million in 2005, 2004 and 2003, respectively.

The following table presents the activity for Restricted Stock for the years ended December 31, 2005, 2004 and 2003.

	Number of Shares	Weighted Average Price

Balance as of December 31, 2002	558,100
Granted	391,200	$ 34.53
Vested	(204,500)
Forfeited	(63,000)

Balance as of December 31, 2003	681,800
Granted	80,556	$ 42.05
Vested	(364,400)
Forfeited	(22,125)

Balance as of December 31, 2004	375,831
Granted	127,250	$ 50.42
Vested	(131,210)
Forfeited	(17,624)

Balance Unvested as of December 31, 2005	354,247

Approximately 39,000 shares of Restricted Stock vested in January 2006 due to the achievement of certain Company performance targets in 2005.

Restricted Stock Units

Restricted Stock Units ("RSUs") entitle grantees to a cash payment based upon the fair market value of the Company's stock at the time the award vests. During the vesting period, the participant is entitled to dividend equivalent payments equal to the actual dividends declared on the Company's stock. All expense associated with RSUs is considered compensation expense and is recognized over the vesting period. The primary RSU grant was made in 2003. Under this grant, upon the achievement of certain performance objectives, 50% of the grant vested April 30, 2004 and the remaining 50% vested March 31, 2005. For certain grantees the original award entitled them to a supplemental cash payment after the vesting based upon the achievement of certain performance objectives. Total expense recognized by the Company for RSUs in 2005, 2004 and 2003 was $1.8 million, $7.0 million and $2.6 million, respectively.

The following table presents the activity for RSUs for the years ended December 31, 2005, 2004 and 2003.

Number of Units

Balance as of December 31, 2002	–
Granted	195,000

Balance as of December 31, 2003	195,000
Granted	64,000
Vested	(107,500)
Forfeited	(37,500)

Balance as of December 31, 2004	114,000
Vested	(97,500)
Forfeited	(1,500)

Balance as of December 31, 2005	15,000

Note 13 – Income Taxes

The significant components of the provision for income taxes for the years ended December 31, 2005, 2004 and 2003 were as follows:

(dollars in thousands)	2005	2004	2003

Current:
Federal	$65,642	$63,812	$27,430
State	15,113	7,829	(278)
Foreign	4,054	5,056	4,567

Total Current	84,809	76,697	31,719

Deferred:
Federal	15,353	15,997	31,810
State	2,474	5,211	8,063

Total Deferred	17,827	21,208	39,873

Provision for Income Taxes [1]	$102,636	$97,905	$71,592

1
The tax effects of fair value adjustments on available for sale investment securities, minimum pension liability adjustments and tax benefits related to stock options are recorded directly in shareholders' equity as a component of accumulated other comprehensive income (loss). The net tax charge (benefit) recorded directly to shareholders' equity was $9.5 million in 2005, $(48.6) million in 2004 and $4.2 million in 2003.

The current income tax provision included taxes on realized gains and losses on the sale of securities of $0.1 million, $(0.3) million and $0.7 million for 2005, 2004 and 2003, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The 2004 deferred tax liabilities and assets were reclassified based on the 2004 filed tax returns. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2005 and 2004 are presented below:

(dollars in thousands)	2005	2004

Deferred Tax Liabilities:
Accrued Pension Cost	$(5,354)	$(5,789)
Federal Home Loan Bank Stock	(10,271)	(10,200)
Lease Transactions	(313,677)	(304,665)
Net Unrealized Gains on Investment Securities – Available for Sale	–	(2,550)
Other	(3,816)	(3,816)

Gross Deferred Tax Liabilities	(333,118)	(327,020)
Deferred Tax Assets:
Accelerated Depreciation	14,707	12,183
Allowance for Loan and Lease Losses	25,959	29,789
Minimum Pension Liability	10,632	8,961
Net Unrealized Losses on Investment Securities – Available for Sale	15,352	–
Accrued Expenses	21,679	17,380
Postretirement Benefits	14,783	13,984
Other	12,004	25,850

Gross Deferred Tax Assets	115,116	108,147

Net Deferred Tax Liabilities	$(218,002)	$(218,873)

Management believes that it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences.

The following is a reconciliation of the Federal statutory income tax rate to the effective consolidated income tax rate:

	2005	2004	2003

Statutory Federal Income Tax Rate	35.00%	35.00%	35.00%
Increase (Decrease) in Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	4.15	3.30	2.70
Foreign Tax Credits	(3.38)	(0.44)	(0.49)
Low-Income Housing Investments	(0.22)	(0.40)	(0.80)
Corporate Owned Life Insurance	(0.74)	(1.00)	(1.30)
Leveraged Leases	1.27	–	–
Other	0.03	(0.37)	(0.49)

Effective Tax Rate	36.11%	36.09%	34.62%

For financial statement purposes, no deferred income tax liability was recorded for tax related to bad debt reserves that arose in tax years beginning before December 31, 1987. Such tax bad debt reserves totaled approximately $18.2 million. If these amounts are used for purposes other than to absorb bad debt losses, they will be subject to federal income taxes at the then applicable rates.

Note 14 – Derivatives

The Company is a party to derivative financial instruments in the normal course of its business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest and foreign exchange rates. These financial instruments have been limited to foreign exchange contracts, interest rate lock commitments and mortgage loan forward sales commitments.

SFAS No. 133, as amended, requires derivative instruments to be carried at fair value on the Consolidated Statements of Condition. As of December 31, 2005 and 2004, the Company did not designate any derivative instruments as fair value, cash flow or net investment in foreign operations hedges. Hedges, free-standing and embedded derivatives required to be bifurcated, have been recorded at fair value in the Company's results of operations.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.

The Company also enters into forward contracts for the future delivery of residential mortgage loans to reduce interest rate risk associated with loans held for sale and commitments to fund loans at a specified rate (interest rate locks). Interest rate lock commitments for residential mortgage loans that the Company intends to sell are considered free-standing derivatives. The forward commitments and free-standing derivatives are carried at fair value with changes in fair value recorded as a part of mortgage banking component of non-interest income. The Company records a zero fair value for a derivative loan commitment at inception. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and passage of time.

At December 31, 2005 and 2004, no interest rate swaps were in effect.

As with any financial instrument, derivative instruments have inherent risks. Adverse changes in interest rates, foreign exchange rates, commodity prices and equity prices affect the Company's market risks. The market risks are balanced with the expected returns to enhance earnings performance and shareholder value, while limiting the volatility of each. The Company uses various processes to monitor its overall market risk exposure, including sensitivity analysis, value-at-risk calculations and other methodologies.

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

The derivatives identified and recorded at fair value as of December 31, 2005 and 2004 were as follows:

	2005		2004

(dollars in thousands)	Book or Notional Value	Fair Value	Book or Notional Value	Fair Value

Foreign Exchange Contracts	$176,395	$274	$166,415	$108
Mortgage Loan Forward Sales Commitments	35,239	(99)	35,100	28
Interest Rate Locks – Mortgage Loans	28,615	194	28,145	14

Note 15 – Fair Values of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. When possible, fair values are measured based on quoted market prices for the same or comparable instruments. Because many of the Company's financial instruments lack an available market price, management must use its best judgment in estimating the fair value of those instruments based on present value or other valuation techniques. Such techniques are significantly affected by estimates and assumptions, including the discount rate, future cash flows, economic conditions, risk characteristics and other relevant factors. These estimates are subjective in nature and involve uncertain assumptions and, therefore, cannot be determined with precision. Many of the derived fair value estimates cannot be substantiated by comparison to independent markets and could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents:    The carrying amounts reported in the Consolidated Statements of Condition for cash and short-term investments approximated the fair value of these assets.

Available for Sale and Held to Maturity Investment Securities:    Fair values for investment securities were based on quoted market prices, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments.

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

Deposit Liabilities:    Fair values of non-interest bearing and interest-bearing demand deposits and savings deposits were equal to the amount payable on demand (e.g., their carrying amounts) because these products have no stated maturity. Fair values of time deposits were estimated using discounted cash flow analyses. The discount rates used were based on rates currently offered for deposits with similar remaining maturities.

Borrowings:    The carrying amounts of repos, funds purchased, commercial paper and other short-term borrowings approximated their fair values.

Long-Term Debt:    Fair values of long-term debt were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowings.

Financial Instruments:    Fair values of financial instruments (e.g., commitments to extend credit, standby letters of credit, commercial letters of credit, interest rate locks, foreign exchange and mortgage loan forward contracts) were based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing and current settlement values or quoted market prices of comparable instruments.

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

The following table presents the fair values of the Company's financial instruments:

	2005		2004

(dollars in thousands)	Book or Notional Value	Fair Value	Book or Notional Value	Fair Value

Financial Instruments – Assets
Loans[1]	$6,095,361	$6,117,265	$5,897,776	$6,035,017
Investment Securities[2]	3,035,101	2,981,204	3,065,422	3,069,555
Other Financial Assets[3]	92,554	92,554	88,546	88,546
Financial Instruments – Liabilities
Deposits	7,907,468	7,895,267	7,564,667	7,562,008
Borrowings[4]	886,937	886,937	733,616	733,616
Long-Term Debt[5]	233,723	246,597	243,685	266,356
Financial Instruments – Off-Balance Sheet Risk
Financial Instruments Whose Contract Amounts Represent Credit Risk:
Commitments to Extend Credit	2,735,620	6,687	2,462,825	5,604
Standby Letters of Credit	93,892	32	102,304	33
Commercial and Similar Letters of Credit	21,502	17	37,493	28
Financial Instruments Whose Notional or Contract Amounts Exceed the Amount of Credit Risk:
Foreign Exchange Contracts	176,395	274	166,415	108
Mortgage Loan Forward Sales Commitments	35,239	(99)	35,100	28
Interest Rate Locks – Mortgage Loans	28,615	194	28,145	14
1
Includes loans held for sale and loans, net of unearned income and Allowance.

2
Includes available for sale and held to maturity investment securities.

3
Includes interest-bearing deposits, funds sold, FRB and FHLB stock and other financial instruments included in other assets.

4
Includes repos, funds purchased, commercial paper and other short-term borrowings.

5
Excludes capitalized lease obligations.

Note 16 – Information Technology Systems Replacement Project

In July 2002, the Company entered into contracts with Metavante Corporation to provide for technology services, including professional services to convert existing systems to Metavante systems. The conversion was completed in the third quarter of 2003. The following summarizes costs incurred in connection with the transition to this outsourcing arrangement:

(dollars in thousands)	Professional Fees	Employee Termination Benefits	Accelerated Depreciation	Other Associated Costs [1]	Total

Costs Incurred:
2003	$7,720	$3,730	$3,959	$6,462	$21,871
2002	5,157	1,241	5,357	1,873	13,628

Total Project Costs	$12,877	$4,971	$9,316	$8,335	$35,499

1
Includes contract termination, equipment, excise tax and other costs.

Changes in related liability balances during the years ended December 31, 2004 and 2003 were as follows:

(dollars in thousands)	Professional Fees	Employee Termination Benefits	Other Associated Costs	Total

Liability Balance at December 31, 2002	$100	$300	$–	$400
2003 Activity:
Accruals	7,820	3,731	6,462	18,013
Payments	(6,918)	(3,560)	(5,949)	(16,427)

Liability Balance at December 31, 2003	1,002	471	513	1,986
2004 Activity:
Payments	(951)	(471)	(564)	(1,986)
Adjustments	(51)	–	51	–

Liability Balance at December 31, 2004	$–	$–	$–	$–

The Company incurred expenses of $9.3 million and $7.8 million in 2005 and 2004, respectively, under the technology services contract that became effective in July 2003. The Company's actual payments under the contract will depend, in part, upon future transaction volumes. Based upon the estimated future transaction volumes used in the contract, estimated payments in future years are:

(dollars in thousands)	Amount

2006	$9,934
2007	10,232
2008	10,538
2009	10,855
2010	6,522

Total	$48,081

Note 17 – Business Segments

Business segment results are determined based on the Company's internal financial management reporting process and organizational structure. This process uses various techniques to assign balance sheet and income statement amounts to business segments, including allocations of overhead, Provision and capital. This process is dynamic and requires certain allocations based on judgment and subjective factors. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to U.S. generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. Previously reported results have been reclassified to conform to the current organizational reporting structure.

The Company's business segments are as follows:

Retail Banking

The Company's Retail Banking segment offers a broad range of financial products and services to consumers and small businesses. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases and installment loans. Deposit products include checking, savings and time deposit accounts. The Retail Banking segment also provides merchant services to its small business customers. Products and services from the Retail Banking segment are delivered to customers through 72 Hawaii branch locations, over 500 ATMs, e-Bankoh (on-line banking service) and a 24-hour telephone banking service. Also included in the segment is Bankoh Investment Services, Inc., a full service brokerage offering equities and bonds, mutual funds, life insurance and annuity products.

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

Treasury and Other Corporate

The primary income earning component of this segment is Treasury, which consists of corporate asset and liability management activities, including interest rate risk management and foreign exchange business. This segment's assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, funds sold and purchased, government deposits and short- and long-term borrowings. The primary sources of non-interest income are bank-owned life insurance and foreign exchange income related to customer driven currency requests from merchants and island visitors. The net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with eliminations of inter-company transactions.

This segment also includes divisions (Technology and Operations, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) that provide a wide-range of support to the other business segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process. Results for this segment in 2003 include the majority of the System Replacement Project costs.

Business Segment Selected Financial Information

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services Group	Treasury and Other Corporate	Consolidated Total

Year Ended December 31, 2005
Net Interest Income	$220,617	$142,436	$12,632	$31,428	$407,113
Provision for Credit Losses	14,151	8,942	(1)	(18,504)	4,588

Net Interest Income After Provision for Credit Losses	206,466	133,494	12,633	49,932	402,525
Non-Interest Income	100,292	42,558	57,142	9,322	209,314

	306,758	176,052	69,775	59,254	611,839
Non-Interest Expense	(174,885)	(87,315)	(56,872)	(8,570)	(327,642)

Income Before Income Taxes	131,873	88,737	12,903	50,684	284,197
Provision for Income Taxes	(48,793)	(32,876)	(4,774)	(16,193)	(102,636)

Allocated Net Income	83,080	55,861	8,129	34,491	181,561

Total Assets at December 31, 2005	$3,890,498	$2,462,257	$210,260	$3,624,023	$10,187,038

Year Ended December 31, 2004
Net Interest Income	$203,541	$135,472	$11,529	$40,048	$390,590
Provision for Credit Losses	10,446	3,232	47	(23,725)	(10,000)

Net Interest Income After Provision for Credit Losses	193,095	132,240	11,482	63,773	400,590
Non-Interest Income	90,424	47,278	54,040	13,352	205,094

	283,519	179,518	65,522	77,125	605,684
Non-Interest Expense	(174,670)	(90,797)	(52,317)	(16,656)	(334,440)

Income Before Income Taxes	108,849	88,721	13,205	60,469	271,244
Provision for Income Taxes	(40,274)	(32,828)	(4,886)	(19,917)	(97,905)

Allocated Net Income	68,575	55,893	8,319	40,552	173,339

Total Assets at December 31, 2004	$3,773,950	$2,376,763	$117,615	$3,497,863	$9,766,191

Year Ended December 31, 2003
Net Interest Income	$208,189	$137,159	$11,520	$9,074	$365,942
Provision for Credit Losses	6,909	8,415	(5)	(15,319)	–

Net Interest Income After Provision for Credit Losses	201,280	128,744	11,525	24,393	365,942
Non-Interest Income	95,168	40,655	50,318	12,579	198,720

	296,448	169,399	61,843	36,972	564,662
Information Technology Systems Replacement Project	(986)	(23)	(333)	(20,529)	(21,871)
Non-Interest Expense	(180,484)	(91,128)	(49,422)	(14,970)	(336,004)

Income Before Income Taxes	114,978	78,248	12,088	1,473	206,787
Provision for Income Taxes	(42,542)	(28,474)	(4,472)	3,896	(71,592)

Allocated Net Income	72,436	49,774	7,616	5,369	135,195

Total Assets at December 31, 2003	$3,667,095	$2,323,248	$109,023	$3,362,281	$9,461,647

Note 18 – Parent Company Financial Statements

Condensed financial statements of Bank of Hawaii Corporation (Parent only) follow:

Condensed Statements of Income

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003

Dividends from Bank of Hawaii	$172,767	$237,835	$292,617
Interest Income from Subsidiaries	1,573	1,930	2,125
Other Income	(296)	(115)	(448)

Total Income	174,044	239,650	294,294

Interest Expense
Long-Term Debt with Affiliated Grantor Trust	8,505	8,505	8,505
Other Interest Expense	9	1,360	2,631

Total Interest Expense	8,514	9,865	11,136

Non-Interest Expense	7,782	8,300	8,691

Total Expense	16,296	18,165	19,827

Income Before Income Tax Benefits and Equity in Undistributed Income of Bank of Hawaii	157,748	221,485	274,467
Income Tax Benefit	6,651	6,991	7,701
Equity in Undistributed Income (Distributions in Excess of Income) of Bank of Hawaii	17,162	(55,137)	(146,847)
Other Subsidiaries	–	–	(126)

Total Equity in Undistributed Income (Distributions in Excess of Income)	17,162	(55,137)	(146,973)

Net Income	$181,561	$173,339	$135,195

Condensed Statements of Condition

	December 31,
(dollars in thousands)	2005	2004

Assets
Cash with Bank of Hawaii	$356	$222
Interest-Bearing Deposits with Bank of Hawaii	1,000	–
Funds Sold to Bank of Hawaii	10,600	135,900
Investment Securities	6,330	5,557
Goodwill	14,129	14,129
Other Assets	81,597	62,400
Equity in Net Assets of Bank of Hawaii	695,694	713,432
Equity in Net Assets of Bancorp Hawaii Capital Trust I	3,093	3,093

Total Assets	$812,799	$934,733

Liabilities and Shareholders' Equity
Liabilities
Commercial Paper and Short-Term Borrowings	$–	$5,000
Long-Term Debt with Affiliated Grantor Trust	103,093	103,093
Other Liabilities	16,354	11,806

Total Liabilities	119,447	119,899

Shareholders' Equity	693,352	814,834

Total Liabilities and Shareholders' Equity	$812,799	$934,733

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003

Operating Activities
Net Income	$181,561	$173,339	$135,195
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
(Equity in Undistributed Income) Distributions in Excess of Income	(17,162)	55,137	146,973
Net Change in Other Assets and Other Liabilities	1,660	7,950	5,080

Net Cash Provided by Operating Activities	166,059	236,426	287,248

Investing Activities
Proceeds (Purchases) of Investment Securities	90	(120)	–
Return of Capital from Subsidiaries	–	–	939

Net Cash Provided (Used) by Investing Activities	90	(120)	939

Financing Activities
Net Payments on Borrowings	(5,000)	(88,186)	(5,721)
Proceeds from Issuance of Common Stock	32,894	104,159	29,540
Repurchase of Common Stock	(247,376)	(238,077)	(329,978)
Cash Dividends Paid	(70,833)	(66,326)	(50,589)

Net Cash Used by Financing Activities	(290,315)	(288,430)	(356,748)

Decrease in Cash and Cash Equivalents	(124,166)	(52,124)	(68,561)
Cash and Cash Equivalents at Beginning of Period	136,122	188,246	256,807

Cash and Cash Equivalents at End of Period	$11,956	$136,122	$188,246

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Because of inherent limitations in any system of internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the Company's internal control over financial reporting as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on the specified criteria.

Management's assessment of the effectiveness in internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, the Company's independent registered public accounting firm who also audited the Company's financial statements. Ernst & Young LLP's attestation report on management's assessment of the Company's internal control over financial reporting is included herein.

Report of Independent Registered Public Accounting
Firm on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Bank of Hawaii Corporation

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Bank of Hawaii Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bank of Hawaii Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Bank of Hawaii Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Bank of Hawaii Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 22, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP
Honolulu, Hawaii February 22, 2006

Item 9B. Other Information

On December 16, 2005, Messrs. Thomas and Ho, and Ms. Tanoue received grants of restricted stock pursuant to restricted share grant agreements with the Company and Mr. Ho and Ms. Tanoue received grants of stock options pursuant to stock option agreements with the Company. These awards were made under the 2004 Stock and Incentive Compensation Plan as follows:

  •
  Mr. Thomas received 40,000 performance-based restricted shares with a two-year vesting period subject to certain budget and performance objectives (as discussed below).
  •
  Mr. Ho received grants totaling 26,500 restricted shares, of which 11,250 are performance-based shares and 15,250 are service-based shares. The performance based shares have a four-year vesting period subject to certain budget and performance objectives (as discussed below). Of the 15,250 service-based shares, 2,000 shares will vest in December 2006, 3,875 shares will vest in December 2007, 5,625 shares will vest in December 2008 and 3,750 shares will vest in December 2009. In addition, Mr. Ho was awarded 54,919 stock options.
  •
  Ms. Tanoue received grants totaling 6,000 restricted shares, of which 1,500 are performance-based and 4,500 are service-based restricted shares. The performance-based shares have a four-year vesting period subject to certain budget and performance objectives (as discussed below). Of the service-based shares, 1,500 shares will vest in December 2006, 2,250 shares will vest in December 2007, and 750 shares will vest in December 2008. In addition, Ms. Tanoue was awarded 28,654 stock options.

The fair market value of the Company's common stock on the date of the grants was $50.72. Performance objectives in 2006 are based on operating income growth and credit loss management for the Company. Performance objectives for calendar years after 2006 will be determined no later than 90 days after the commencement of the respective calendar year. A form of the restricted stock grant agreement for the service-based shares and a form of the restricted stock grant agreement for the performance-based shares are being filed with this annual report as Exhibits 10.15 and 10.16, and the foregoing summary of the restricted share awards is qualified by reference to those forms of agreements, the terms of which are incorporated by this reference.

Each stock option (i) was awarded at an exercise price of $50.72 (the fair market value of the Company's common stock on the grant date), (ii) expires ten years from the date of grant, (iii) is generally not transferable, and (iv) vested on December 21, 2005. Upon exercise of an option prior to July 1, 2006, the optionee may not sell, transfer, pledge, hypothecate, encumber or otherwise dispose of shares acquired until the earliest of (a) July 1, 2006, (b) the optionee's termination of employment, or (c) the occurrence of a change in control of the Company. If an optionee terminates his or her employment prior to July 1, 2006, the optionee has two business days to exercise the options. A form of the stock option agreement is filed with this annual report as Exhibit 10.14, and the foregoing summary of the stock option awards is qualified by reference to that form of agreement, the terms of which are incorporated by this reference.

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the Bank of Hawaii Corporation Proxy Statement for the annual meeting of shareholders to be held on April 28, 2006, as summarized below:

Item 10. Directors and Executive Officers of the Registrant

"Board of Directors"; "Section 16(a) Beneficial Ownership Reporting Compliance."

Information regarding the executive officers of the Company is incorporated by reference from "Executive Officers of the Registrant" at the end of Part I of this report.

The Company's Board of Directors has determined that Robert Huret, a member of the Company's Audit Committee, is a financial expert within the meaning of Section 3(a)(58) of the Exchange Act. This financial expert is independent within the meaning of Section 10A(m)(3) of the Exchange Act.

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

"Beneficial Ownership."

Item 13. Certain Relationships and Related Transactions

"Certain Transactions with Management and Others."

Item 14. Principal Accounting Fees and Services

Fees paid to the Company's independent registered public accounting firm are disclosed under the caption "Proposal 3: Ratification of Selection of an Independent Registered Public Accounting Firm" and related pre-approval policies are in the Company's Audit Committee Charter, a copy of which is available on the Company's website, www.boh.com.

PART IV

Item 15. Exhibits, Financial Statement Schedules

  (a)
  Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income – Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Condition – December 31, 2005 and 2004

Consolidated Statements of Shareholders' Equity – Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows – Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

All other schedules to the Consolidated Financial Statements stipulated by Article 9 of Regulation S-X and all other schedules to the financial statements of the registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Exhibit Table

Exhibit Number
3.1	Certificate of Incorporation of Bank of Hawaii Corporation (the "Company") (f/k/a Pacific Century Financial Corporation and Bancorp Hawaii, Inc.), as amended
3.2	By-Laws of the Company
4.1	Instruments defining the rights of holders of long-term debt of the Company are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company agrees to furnish a copy of any such instrument to the Commission upon request
10.1	The Company's Key Executive Severance Plan dated April 27, 1983*
10.2	The Company's Executive Incentive Plan, as amended*
10.3	Form of Key Executive Change-in-Control Severance Agreement*
10.4	The Company's Executive Base Salary Deferral Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2005 (the "December 22, 2005 8-K"))*
10.5	Retention Agreement with D.W. Thomas dated December 16, 2005 (incorporated by reference from Exhibit 10.2 to the December 22, 2005 8-K)*
10.6	Retention Agreement with A.T. Kuioka dated December 16, 2005 (incorporated by reference from Exhibit 10.3 to the December 22, 2005 8-K)*
10.7	The Company's Directors' Deferred Compensation Plan, as amended*
10.8	The Company's Director Stock Compensation Program, as amended*
10.9	The Company's Amended and Restated Director Stock Compensation Plan (incorporated by reference from Appendix B to the Company's Definitive Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Shareholders filed on March 17, 2005)*

10.10	The Company's Amended and Restated Director Stock Compensation Plan—Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2005 filed on July 27, 2005 (the "June 30, 2005 10-Q"))*
10.11	The Company's Amended and Restated Director Stock Compensation Plan—Form of Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the June 30, 2005 10-Q)*
10.12	The Company's Stock Option Plan of 1994, as amended*
10.13	The Company's 2004 Stock and Incentive Compensation Plan (incorporated by reference from Appendix C to the Company's Definitive Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Shareholders, as filed on March 18, 2004)*
10.14	The Company's 2004 Stock and Incentive Compensation Plan—Form of Stock Option Agreement*
10.15	The Company's 2004 Stock and Incentive Compensation Plan—Form of Service-Based Restricted Share Agreement*
10.16	The Company's 2004 Stock and Incentive Compensation Plan—Form of Performance-Based Restricted Share Agreement*
10.17	Form of Retention Agreement (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004 filed on July 28, 2004)*
12.1	Statement Regarding Computation of Ratios
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chairman of the Board, Chief Executive Officer and President
31.2	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer
32	Certification of Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) by Chairman of the Board, Chief Executive Officer and President and Chief Financial Officer

*
Management contract or compensatory plan or arrangement

(b)
Response to this item is the same as Item 15(a).

(c)
Response to this item is the same as Item 15(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2006	Bank of Hawaii Corporation and Subsidiaries
	By:	/s/ Allan R. Landon Allan R. Landon Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date: February 28, 2006

/s/ Allan R. Landon Allan R. Landon, Chairman of the Board, Chief Executive Officer and President	/s/ S. Haunani Apoliona S. Haunani Apoliona, Director
/s/ Mary G. F. Bitterman Mary G. F. Bitterman, Director	/s/ Michael J. Chun Michael J. Chun, Director
/s/ Clinton R. Churchill Clinton R. Churchill, Director	/s/ David A. Heenan David A. Heenan, Director
/s/ Robert Huret Robert Huret, Director	/s/ Martin A. Stein Martin A. Stein, Director
/s/ Donald M. Takaki Donald M. Takaki, Director	/s/ Barbara J. Tanabe Barbara J. Tanabe, Director
/s/ Robert W. Wo, Jr. Robert W. Wo, Jr., Director	/s/ Richard C. Keene Richard C. Keene, Chief Financial Officer
/s/ Brian T. Stewart Brian T. Stewart, Principal Accounting Officer

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
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
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES