Form 10-Q
period 2006-03-31
BANK OF HAWAII CORP
filed 2006-04-26
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

or

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

Yes    ☒    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value; outstanding at April 21, 2006 – 50,857,063 shares

Bank of Hawaii Corporation

Form 10-Q

INDEX

		Page

Part I. - Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income - Three months ended March 31, 2006 and 2005	3

	Consolidated Statements of Condition – March 31, 2006, December 31, 2005, and March 31, 2005	4

	Consolidated Statements of Shareholders’ Equity – Three months ended March 31, 2006 and 2005	5

	Consolidated Statements of Cash Flows – Three months ended March 31, 2006 and 2005	6

	Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

Part II. - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	38

Signatures

39

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands except per share amounts)	2006	2005
Interest Income
Interest and Fees on Loans and Leases	$99,371	$86,467
Income on Investment Securities - Available for Sale	30,835	27,319
Income on Investment Securities - Held to Maturity	4,757	5,825
Deposits	43	23
Funds Sold	125	75
Other	272	449
Total Interest Income	135,403	120,158
Interest Expense
Deposits	19,633	11,604
Securities Sold Under Agreements to Repurchase	7,890	3,325
Funds Purchased	1,893	733
Short-Term Borrowings	57	32
Long-Term Debt	3,728	3,806
Total Interest Expense	33,201	19,500
Net Interest Income	102,202	100,658
Provision for Credit Losses	2,761	—
Net Interest Income After Provision for Credit Losses	99,441	100,658
Non-Interest Income
Trust and Asset Management	14,848	14,622
Mortgage Banking	2,987	2,590
Service Charges on Deposit Accounts	10,132	10,179
Fees, Exchange, and Other Service Charges	14,767	13,836
Insurance	5,019	5,788
Other	4,819	5,300
Total Non-Interest Income	52,572	52,315
Non-Interest Expense
Salaries and Benefits	45,786	44,769
Net Occupancy	9,643	9,545
Net Equipment	5,028	5,471
Professional Fees	438	3,051
Other	19,923	18,027
Total Non-Interest Expense	80,818	80,863
Income Before Income Taxes	71,195	72,110
Provision for Income Taxes	25,845	26,588
Net Income	$45,350	$45,522
Basic Earnings Per Share	$0.89	$0.85
Diluted Earnings Per Share	$0.87	$0.83
Dividends Declared Per Share	$0.37	$0.33
Basic Weighted Average Shares	50,785,244	53,401,787
Diluted Weighted Average Shares	52,106,954	55,020,050

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

	March 31,	December 31,	March 31,
(dollars in thousands)	2006	2005	2005
Assets
Interest-Bearing Deposits	$5,171	$4,893	$5,897
Funds Sold	328,000	—	70,000
Investment Securities - Available for Sale
Held in Portfolio	2,268,644	2,333,417	2,495,447
Pledged as Collateral	280,560	204,798	—
Investment Securities - Held to Maturity (Fair Value of $417,938, $442,989, and $547,764)	433,021	454,240	558,834
Loans Held for Sale	22,754	17,915	20,897
Loans and Leases	6,246,125	6,168,536	6,015,790
Allowance for Loan and Lease Losses	(91,064)	(91,090)	(105,006)
Net Loans and Leases	6,155,061	6,077,446	5,910,784
Total Earning Assets	9,493,211	9,092,709	9,061,859
Cash and Non-Interest-Bearing Deposits	422,436	493,825	306,852
Premises and Equipment	143,392	133,913	141,615
Customers’ Acceptance Liability	729	1,056	1,054
Accrued Interest Receivable	44,149	43,033	38,427
Foreclosed Real Estate	358	358	183
Mortgage Servicing Rights	18,468	18,010	18,510
Goodwill	34,959	34,959	34,959
Other Assets	370,347	369,175	304,571
Total Assets	$10,528,049	$10,187,038	$9,908,030
Liabilities
Deposits
Non-Interest-Bearing Demand	$2,377,355	$2,134,916	$1,943,616
Interest-Bearing Demand	1,674,294	1,678,454	1,702,158
Savings	2,716,572	2,819,258	2,968,624
Time	1,378,880	1,274,840	1,146,264
Total Deposits	8,147,101	7,907,468	7,760,662
Funds Purchased	55,930	268,110	76,100
Short-Term Borrowings	2,025	9,447	8,376
Securities Sold Under Agreements to Repurchase	957,166	609,380	664,206
Long-Term Debt	242,730	242,703	242,656
Banker’s Acceptances Outstanding	729	1,056	1,054
Retirement Benefits Payable	71,708	71,116	66,233
Accrued Interest Payable	11,882	10,910	7,669
Taxes Payable and Deferred Taxes	273,088	269,094	274,164
Other Liabilities	84,612	104,402	90,254
Total Liabilities	9,846,971	9,493,686	9,191,374
Shareholders’ Equity
Common Stock ($.01 par value); authorized 500,000,000 shares; issued / outstanding: March 2006 - 56,858,558 / 50,970,829, December 2005 - 56,827,483 / 51,276,286, March 2005 - 81,711,752 / 52,826,818	566	565	815
Capital Surplus	467,678	473,338	453,227
Accumulated Other Comprehensive Income (Loss)	(65,668)	(47,818)	(33,469)
Retained Earnings	565,702	546,591	1,310,070
Deferred Stock Grants	—	(11,080)	(8,145)
Treasury Stock, at Cost (Shares: March 2006 - 5,887,729, December 2005 - 5,551,197, March 2005 - 28,884,934)	(287,200)	(268,244)	(1,005,842)
Total Shareholders’ Equity	681,078	693,352	716,656
Total Liabilities and Shareholders’ Equity	$10,528,049	$10,187,038	$9,908,030

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accum.
				Other
				Compre-
				hensive		Deferred		Compre-
		Common	Capital	Income	Retained	Stock	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	(Loss)	Earnings	Grants	Stock	Income
Balance at December 31, 2005	$693,352	$565	$473,338	$(47,818)	$546,591	$(11,080)	$(268,244)
Comprehensive Income:
Net Income	45,350	—	—	—	45,350	—	—	$45,350
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	(17,850)	—	—	(17,850)	—	—	—	(17,850)
Total Comprehensive Income								$27,500

Common Stock Issued under Stock Plans and Related Tax Benefits (393,036 shares)	16,014	1	(5,660)	—	(7,299)	11,080	17,892
Treasury Stock Purchased (697,974 shares)	(36,848)	—	—	—	—	—	(36,848)
Cash Dividends Paid	(18,940)	—	—	—	(18,940)	—	—
Balance at March 31, 2006	$681,078	$566	$467,678	$(65,668)	$565,702	$—	$(287,200)

Balance at December 31, 2004	$814,834	$813	$450,998	$(12,917)	$1,282,425	$(8,433)	$(898,052)
Comprehensive Income:
Net Income	45,522	—	—	—	45,522	—	—	$45,522
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	(20,552)	—	—	(20,552)	—	—	—	(20,552)
Total Comprehensive Income								$24,970

Common Stock Issued under Stock Plans and Related Tax Benefits (278,339 shares)	9,027	2	2,229	—	(282)	288	6,790
Treasury Stock Purchased (2,411,752 shares)	(114,580)	—	—	—	—	—	(114,580)
Cash Dividends Paid	(17,595)	—	—	—	(17,595)	—	—
Balance at March 31, 2005	$716,656	$815	$453,227	$(33,469)	$1,310,070	$(8,145)	$(1,005,842)

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2006	2005
Operating Activities
Net Income	$45,350	$45,522
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	2,761	—
Goodwill Impairment	—	1,257
Depreciation and Amortization	4,317	5,153
Amortization of Deferred Loan and Lease Fees	(952)	(273)
Amortization/Accretion of Premiums/Discounts on Investment Securities, Net	1,060	2,272
Share-Based Compensation	1,355	1,273
Deferred Income Taxes	3,359	4,024
Proceeds from Sales of Loans Held for Sale	80,948	110,673
Originations of Loans Held for Sale	(85,787)	(113,928)
Tax Benefits from Equity Based Compensation	(3,932)	—
Net Change in Other Assets and Other Liabilities	(6,314)	43,836
Net Cash Provided by Operating Activities	42,165	99,809

Investing Activities
Proceeds from Redemptions of Investment Securities-Available for Sale	100,326	137,544
Purchases of Investment Securities-Available for Sale	(139,998)	(183,233)
Proceeds from Redemptions of Investment Securities-Held to Maturity	20,956	30,654
Net Increase in Loans and Leases	(79,450)	(28,477)
Premises and Equipment, Net	(13,796)	(673)
Net Cash Used by Investing Activities	(111,962)	(44,185)

Financing Activities
Net Increase in Deposits	239,633	195,995
Net Increase in Borrowings	128,184	15,066
Repayments of Long-Term Debt	—	(9,982)
Tax Benefits from Share-Based Compensation	3,932	—
Proceeds from Issuance of Common Stock	10,725	7,270
Repurchase of Common Stock	(36,848)	(114,580)
Cash Dividends Paid	(18,940)	(17,595)
Net Cash Provided by Financing Activities	326,686	76,174

Increase in Cash and Cash Equivalents	256,889	131,798
Cash and Cash Equivalents at Beginning of Period	498,718	250,951
Cash and Cash Equivalents at End of Period	$755,607	$382,749

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Recently Issued and Proposed Accounting Pronouncements

In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, FASB Staff Position (“FSP”) No. FAS 13-a “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-a”). Under FSP 13-a, a revision in the timing of expected cash flows of a leveraged lease may require a recalculation of the original lease assumptions. A material change in the net investment in a leveraged lease using different cash flow assumptions would be recognized as a gain or loss in the period in which the assumptions are revised. The Company has entered into one leveraged lease transaction known as Lease In/Lease Out (“LILO”) and five Sale In/Lease Out (“SILO”) transactions that are currently under various stages of review by the Internal Revenue Service (“IRS”). The outcome of these reviews may change the timing of cash flows from these leases which, under the current draft of FSP 13-a, would result in gain or loss recognition. Under FSP 13-a, a one time implementation gain or loss (net of tax) would be recognized as a cumulative effect of change in accounting principle. The LILO transaction is currently in the IRS appeals process. The range of settlement currently being discussed with the IRS may result in an approximate after-tax expense that could be as much as $4.0 million which, under the current draft form of FSP 13-a, would be recorded as a cumulative effect of change in accounting principle (this charge would be recognized back into income over the remaining term of the affected lease). The Company recently entered the IRS appeals process for SILO transactions. Thus, based on the facts known at this time, the Company cannot estimate the potential impact from the SILOs. FSP 13-a is expected to be issued during 2006.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value.  Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement also requires additional disclosures. The Company is currently evaluating the impact of the adoption of SFAS No. 156; however, it is not expected to have a material impact on the Company’s financial position or results of operations.

Note 2.                     Share-Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Prior to the adoption of SFAS No. 123(R), the Company accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in 2005.

		Three Months Ended
(dollars in thousands except per share and option data)		March 31, 2005 [1]
Net Income, as reported		$45,522
Add:	Share-Based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	804

Less:	Total Share-Based Employee Compensation Expense Associated with Stock Options Determined Under Fair Value Method for All Option Awards, Net of Related Tax Effects [2]	(1,466)
Pro Forma Net Income		$44,860

Earnings Per Share:
Basic-as reported		$0.85
Basic-pro forma		0.84
Diluted-as reported		0.83
Diluted-pro forma		0.82

1  Prior period amount restated to include all share-based compensation expense.

2  A Black-Scholes option pricing model was used to determine the fair values of the options granted.

There was no material impact to the Company’s income before income taxes and net income from the adoption of SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted stock as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options and restricted stock (excess tax benefits) to be classified as financing cash flows. An excess tax benefit totaling $3.9 million is classified as a financing cash inflow for the three months ended March 31, 2006.

Share-based compensation expense recognized for stock options and restricted stock was $1.4 million and $1.3 million for the three months ended March 31, 2006, and 2005, respectively. The total related income tax benefit recognized was $0.6 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively.

Director Stock Compensation Program

The Company has a Director Stock Compensation Program that annually grants shares of restricted common stock (“Restricted Shares”) and options to purchase common shares to each non-employee director. The exercise price of the options is based on the closing market price of the shares on the date that the options were granted. The Restricted Shares and the options are generally not transferable. Total number of shares authorized for awards under the director stock compensation plan is 471,900.

No options or restricted shares have been granted to date in 2006.

Options granted in 2005 vest ratably over three years and expire at the earliest of 1) three months after termination of the director’s membership on the Board of Directors (the “Board”) for any reason other than death or disability; 2) one year after termination of the director’s membership on the Board due to death or disability; or 3) ten years after the grant date. The Restricted Shares vest after three years or upon death or disability, if earlier.

Options granted prior to 2005 are immediately exercisable and expire ten years from the date of grant. However, the shares received upon exercise of the options (“Option Shares”) are restricted. The restriction period for both Restricted Shares and Option Shares continues as long as the director remains on the Board. If an optionee ceases to serve as a director prior to the end of his or her term, for any reason other than death, disability or change in control of the Company, the Option Shares will be redeemed by the Company at the exercise price and any unexercised options and restricted shares are forfeited.

At March 31, 2006, 219,427 options and 32,205 Restricted Shares were outstanding under this program.

Employee Stock Option Plan

The Company’s Stock Option Plans (the “Plans”), are shareholder approved and administered by the Compensation Committee of the Board. Awards under the Plans may include stock options, stock appreciation rights, restricted stock and restricted stock units. Total number of shares authorized for awards under the 2004 employee stock option plan is 700,000.

Stock options provide grantees the option to purchase shares of common stock at a specified exercise price and, generally, expire ten years from the date of grant. Stock option grants include incentive and nonqualified stock options whose vesting may be based on a service period and/or Company performance measures. Generally, options granted prior to December 2005 had vesting terms of one or three years. Options granted in December 2005 were vested as of December 31, 2005. The exercise prices are equal to the fair market value of the shares on the dates the options were granted.

The following table presents the activity related to options under all plans for the three months ended March 31, 2006.

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual Term	Instrinsic Value
	Options	Exercise Price	(in years)	(000)
Options Outstanding at January 1, 2006	3,011,653	$26.03
Granted	—	—
Exercised	(331,634)	27.35
Forfeited or Expired	(3,333)	32.89
Options Outstanding at March 31, 2006	2,676,686	29.98	6.2	$62,460
Options Exercisable at March 31, 2006	2,655,059	29.84	6.2	62,325

No options were granted during the three months ended March 31, 2006 and 2005. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the three months ended March 31, 2006 and 2005 was $7.0 million and $4.9 million, respectively.

Cash received from option exercises for the three months ended March 31, 2006 and 2005 was $9.0 million and $4.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.7 million and $1.5 million, respectively for the three months ended March 31, 2006 and 2005.

The Company reissues treasury shares to satisfy option exercises.

Restricted Stock

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid on the Restricted Stock. The Restricted Stock vests over periods ranging from three to ten years from date of grant, although accelerated vesting was provided in certain grants, based on attainment of defined Company performance measures. The Company recognizes compensation expense, measured as the quoted market price of the Restricted Stock on the grant date, on a straight-line basis over the vesting period for service period vesting, plus additional recognition of the cost associated with accelerated vesting based upon projected attainment of the performance measures. Restricted Stock is cancelled if an employee terminates prior to the vesting of the stock.

As of March 31, 2006, unrecognized compensation cost related to unvested restricted stock totaled $11.6 million. The cost is expected to be recognized over a weighted average period of 2.8 years. The total grant date fair value of shares vested during the three months ended March 31, 2006 and 2005 was $4.0 million and $5.1 million, respectively.

The following table presents the activity for Restricted Stock for the three months ended March 31, 2006.

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2005	354,247	$42.61
Granted	32,075	53.27
Vested	(95,298)	41.66
Forfeited	(1,100)	47.86
Unvested as of March 31, 2006	289,924	$44.51

Restricted Stock Units

Restricted Stock Units (“RSUs”) entitle grantees to a cash payment based upon the fair market value of the Company’s stock at the time the award vests. During the vesting period, the participant is entitled to dividend equivalent payments equal to dividends declared on the Company’s stock. All expense associated with RSUs is considered share-based compensation expense and is recognized over the vesting period. The primary RSU grant was made in 2003. Under this grant, upon the achievement of certain performance objectives, 50% of the grant vested April 30, 2004 and the remaining 50% vested March 31, 2005. For certain grantees the original award entitled them to a supplemental cash payment after the vesting based upon the achievement of certain additional performance objectives. Total expense recognized by the Company for RSUs for the three months ended March 31, 2006 and 2005 was $0.1 million and $0.4 million, respectively.

The following table presents the activity for RSUs for the three months ended March 31, 2006 and 2005.

Number of Units
Balance as of December 31, 2005	15,000
Vested	(15,000)
Balance as of March 31, 2006	—

Balance as of December 31, 2004	114,000
Vested	(97,500)
Forfeited	(1,500)
Balance as of March 31, 2005	15,000

Note 3.                                  Business Segments

The Company’s business segments are defined as Retail Banking, Commercial Banking, Investment Services Group and Treasury and Other Corporate. The Company’s internal management accounting process measures the performance of the business segments based on the management structure of the Company. This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of interest income, expense overhead, the Provision for Credit Losses (“Provision”) and capital. This process is dynamic and requires certain allocations based on judgment and subjective factors. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to GAAP. Previously reported results have been reclassified to conform to the current organizational reporting structure.

Financial results for each segment is presented in the table below.

Business Segment Selected Financial Information

			Investment	Treasury
	Retail	Commercial	Services	and Other	Consolidated
(dollars in thousands)	Banking	Banking	Group	Corporate	Total
Three Months Ended March 31, 2006
Net Interest Income	$57,659	$34,777	$3,404	$6,362	$102,202
Provision for Credit Losses	2,494	421	—	(154)	2,761
Net Interest Income After Provision for Credit Losses	55,165	34,356	3,404	6,516	99,441
Non-Interest Income	23,038	9,808	17,422	2,304	52,572
	78,203	44,164	20,826	8,820	152,013
Non-Interest Expense	(40,897)	(21,894)	(16,214)	(1,813)	(80,818)
Income Before Income Taxes	37,306	22,270	4,612	7,007	71,195
Provision for Income Taxes	(13,803)	(8,187)	(1,706)	(2,149)	(25,845)
Allocated Net Income	$23,503	$14,083	$2,906	$4,858	$45,350
Total Assets at March 31, 2006	$3,874,845	$2,542,730	$189,084	$3,921,390	$10,528,049

Three Months Ended March 31, 2005
Net Interest Income	$52,310	$34,562	$2,929	$10,857	$100,658
Provision for Credit Losses	3,485	416	—	(3,901)	—
Net Interest Income After Provision for Credit Losses	48,825	34,146	2,929	14,758	100,658
Non-Interest Income	21,528	11,531	17,340	1,916	52,315
	70,353	45,677	20,269	16,674	152,973
Non-Interest Expense	(40,273)	(22,560)	(15,995)	(2,035)	(80,863)
Income Before Income Taxes	30,080	23,117	4,274	14,639	72,110
Provision for Income Taxes	(11,130)	(8,598)	(1,582)	(5,278)	(26,588)
Allocated Net Income	$18,950	$14,519	$2,692	$9,361	$45,522
Total Assets at March 31, 2005	$3,791,538	$2,390,204	$142,619	$3,583,669	$9,908,030

Note 4.                          Pension Plans and Postretirement Benefit Plan

Components of net periodic cost for the aggregated pension plans and the postretirement benefit plan are presented in the following table:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(dollars in thousands)	2006	2005	2006	2005
Service Cost	$—	$—	$290	$255
Interest Cost	1,170	1,125	480	450
Expected Return on Plan Assets	(1,261)	(1,185)	—	—
Amortization of Unrecognized Net Transition Obligation	—	—	147	147
Recognized Net Actuarial Loss (Gain)	469	420	(36)	(42)
Total Components of Net Periodic Cost	$378	$360	$881	$810

There were no significant changes from the previously reported $2.0 million in contributions expected to be paid during 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains, and other statements made by the Company may contain, forward-looking statements concerning, among other things, the economic and business environment in the Company’s service area and elsewhere, credit quality, anticipated net income and other financial and business matters in future periods. The Company’s forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected for a variety of reasons, including, but not limited to: 1) unanticipated changes in business and economic conditions, the competitive environment, taxing authority interpretations, legislation in Hawaii and the other markets the Company serves, or the timing and interpretation of proposed accounting standards; 2) changes in the Company’s credit quality or risk profile that may increase or decrease the required level of reserve for credit losses; 3) changes in market interest rates that may affect the Company’s credit markets and ability to maintain its net interest margin; 4) unpredictable costs and other consequences of legal, tax or regulatory matters involving the Company; 5) changes to the amount and timing of the Company’s proposed equity repurchases; 6) real or threatened acts of war or terrorist activity affecting business conditions; and 7) adverse weather, public health and other natural conditions impacting the Company and its customers’ operations. For further discussion of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements, please refer to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the U.S. Securities and Exchange Commission (the “SEC”). Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. The Company does not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

OVERVIEW

The Company’s net income for the first quarter of 2006 was $45.4 million and included a provision for credit losses of $2.8 million; this was comparable to $45.5 million reported in the first quarter of 2005, which did not include a Provision for Credit Losses (“Provision”).

The return on average assets for the first quarter of 2006 was 1.82%, compared to 1.88% for the first quarter of 2005. The return on average equity for the first quarter of 2006 was 26.13%, up from 23.66% for the first quarter of 2005.

For the first quarter of 2006 compared to the same period in 2005, operating leverage, which is defined as the change in income before the Provision and income taxes, was 2.56%.

The efficiency ratio for the first quarter of 2006 was 52.22% compared to 52.86% in the same period in 2005.

As of March 31, 2006 and December 31, 2005, the ratio of the allowance for loan and lease losses to loans and leases outstanding was 1.46% and 1.48%, respectively. As of the same periods, the leverage capital ratio was 7.19% and 7.14%, respectively.

The Company’s overall financial results are more fully discussed in the following sections of this report.

The Company is in the final year of its 2004-2006 plan (the “Plan”), which continues to build on the objective of maximizing shareholder value over time.

The Plan consists of five key elements:

•                  Accelerate revenue growth in our island markets

•                  Better integrate our business segments

•                  Continue to develop our management teams

•                  Improve operating efficiency

•                  Maintain a culture of dependable risk and capital management

During the first two years of the Plan, the Company made significant progress on each element of the Plan. The Company is optimistic about achieving the remaining Plan objectives in 2006.

Table 1 presents the Company’s financial highlights and performance ratios for the three months ended March 31, 2006 and 2005.

Highlights (Unaudited)	Table 1

	Three Months Ended
	March 31,
(dollars in thousands except per share amounts)	2006	2005
For the Period:
Interest Income	$135,403	$120,158
Net Interest Income	102,202	100,658
Net Income	45,350	45,522
Basic Earnings Per Share	0.89	0.85
Diluted Earnings Per Share	0.87	0.83
Dividends Declared Per Share	0.37	0.33

Net Income to Average Total Assets (ROA)	1.82%	1.88%
Net Income to Average Shareholders’ Equity (ROE)	26.13	23.66
Net Interest Margin [1]	4.41	4.42
Efficiency Ratio [2]	52.22	52.86

Average Assets	$10,091,665	$9,845,765
Average Loans and Leases	6,181,697	6,000,572
Average Deposits	7,742,623	7,687,798
Average Shareholders’ Equity	703,856	780,271
Average Equity to Average Assets	6.97%	7.92%

Market Price Per Share of Common Stock:
Closing	$53.31	$45.26
High	55.15	50.95
Low	51.40	44.33

	March 31,
	2006	2005
At Period End:
Net Loans and Leases	$6,155,061	$5,910,784
Total Assets	10,528,049	9,908,030
Deposits	8,147,101	7,760,662
Long-Term Debt	242,730	242,656
Shareholders’ Equity	681,078	716,656

Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.46%	1.75%
Dividend Payout Ratio [3]	41.57	38.82
Leverage Capital Ratio	7.19	7.42

Book Value Per Common Share	$13.36	$13.57

Full-Time Equivalent Employees	2,561	2,593
Branches and Offices	85	87

1  The net interest margin is defined as net interest income, on a fully-taxable equivalent basis, as a percentage of average earning assets.

2  The efficiency ratio is defined as non-interest expense divided by total revenue (net interest income and non-interest income).

3  Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share for the quarter.

ANALYSIS OF STATEMENT OF INCOME

Net Interest Income

Net interest income on a taxable equivalent basis for the first quarter of 2006 totaled $102.2 million, slightly higher than the comparable period in 2005. The net interest margin was 4.41% in the first quarter of 2006, a one basis point decrease from the same prior year period. Interest income on the investment securities portfolio, which consists primarily of mortgage-backed securities, increased due to higher yields on securities acquired and a reduction in prepayments. Interest income from loans increased as a result of higher yields earned, which were consistent with increases in benchmark interest rates, and an increase in average balances outstanding.

Offsetting these positive increases in interest income was an increase in interest expense primarily due to an increase in selected rates paid on interest-bearing deposits. In addition, the Company entered into certain longer term securities sold under agreements to repurchase (“repos”) in June 2005. While these transactions contributed to an increase in interest expense, they mitigated the overall rise in expense as these repos were at lower rates than other short-term funding sources.

Average balances, related income and expenses, and resulting yields and rates are presented in Table 2. An analysis of the change in net interest income is presented in Table 3.

Consolidated Average Balances and Interest Rates - Taxable Equivalent Basis (Unaudited)	Table 2

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$5.3	$—	3.30%	$4.8	$—	1.93%
Funds Sold	11.0	0.1	4.61	12.6	0.1	2.40
Investment Securities
Available for Sale	2,589.4	30.9	4.78	2,491.1	27.4	4.40
Held to Maturity	443.7	4.7	4.29	574.6	5.8	4.06
Loans Held for Sale	12.0	0.2	6.02	13.2	0.2	5.40
Loans and Leases [1]
Commercial and Industrial	931.9	16.2	7.05	918.8	13.4	5.89
Construction	142.6	2.8	8.03	106.7	1.4	5.38
Commercial Mortgage	571.9	9.2	6.50	605.9	8.5	5.73
Residential Mortgage	2,436.4	35.7	5.85	2,333.8	32.6	5.59
Other Revolving Credit and Installment	725.7	15.9	8.89	738.0	15.1	8.27
Home Equity	880.7	15.2	7.01	795.6	10.5	5.34
Lease Financing	492.5	4.2	3.42	501.8	4.8	3.82
Total Loans and Leases	6,181.7	99.2	6.47	6,000.6	86.3	5.80
Other	79.4	0.3	1.39	53.9	0.4	3.38
Total Earning Assets [2]	9,322.5	135.4	5.85	9,150.8	120.2	5.29
Cash and Non-Interest-Bearing Deposits	331.8			315.6
Other Assets	437.4			379.4
Total Assets	$10,091.7			$9,845.8

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,654.7	3.3	0.82	$1,618.1	1.7	0.42
Savings	2,756.2	7.2	1.06	2,972.3	4.4	0.60
Time	1,309.7	9.1	2.82	1,114.7	5.5	2.02
Total Interest-Bearing Deposits	5,720.6	19.6	1.39	5,705.1	11.6	0.82
Short-Term Borrowings	178.0	2.0	4.44	128.6	0.8	2.41
Securities Sold Under Agreements to Repurchase	772.0	7.9	4.15	577.6	3.3	2.33
Long-Term Debt	242.7	3.7	6.16	248.7	3.8	6.14
Total Interest-Bearing Liabilities	6,913.3	33.2	1.95	6,660.0	19.5	1.19
Net Interest Income		$102.2			$100.7
Interest Rate Spread			3.90%			4.10%
Net Interest Margin			4.41%			4.42%
Non-Interest-Bearing Demand Deposits	2,022.0			1,982.7
Other Liabilities	452.5			422.8
Shareholders’ Equity	703.9			780.3
Total Liabilities and Shareholders’ Equity	$10,091.7			$9,845.8

1  Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

2  Interest income includes taxable-equivalent basis adjustment based upon a statutory tax rate of 35%.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis (Unaudited)	Table 3

	Three Months Ended
	March 31, 2006 compared to March 31, 2005
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Investment Securities
Available for Sale	$1.1	$2.4	$3.5
Held to Maturity	(1.4)	0.3	(1.1)
Loans and Leases
Commercial and Industrial	0.2	2.6	2.8
Construction	0.6	0.8	1.4
Commercial Mortgage	(0.5)	1.2	0.7
Residential Mortgage	1.5	1.6	3.1
Other Revolving Credit and Installment	(0.3)	1.1	0.8
Home Equity	1.2	3.5	4.7
Lease Financing	(0.1)	(0.5)	(0.6)
Total Loans and Leases	2.6	10.3	12.9
Other Assets	0.2	(0.3)	(0.1)
Total Change in Interest Income	2.5	12.7	15.2

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.1	1.5	1.6
Savings	(0.4)	3.2	2.8
Time	1.1	2.5	3.6
Total Interest-Bearing Deposits	0.8	7.2	8.0
Short-Term Borrowings	0.4	0.8	1.2
Securities Sold Under Agreements to Repurchase	1.4	3.2	4.6
Long-Term Debt	(0.1)	—	(0.1)
Total Change in Interest Expense	2.5	11.2	13.7

Change in Net Interest Income	$—	$1.5	$1.5

1  The changes for each category of interest income and expense are divided between the portion of changes attributable to the variance in volume or rate for that category.

Provision for Credit Losses

In the first quarter of 2006, the Company recorded a Provision of $2.8 million, which equaled net-charge-offs for the quarter. No Provision was recorded in the first quarter of 2005. For information on the reserve for credit losses, refer to “Corporate Risk Profile – Reserve for Credit Losses” section.

Non-Interest Income

Non-interest income for the first quarter of 2006 was slightly higher than the same prior year period.

Mortgage banking income increased $0.4 million or 15% for the three months ended March 31, 2006 compared to the same period in 2005. The increase was primarily due to a reduction in amortization of mortgage servicing rights as prepayments continued to decline in 2006.

Fees, exchange and other service charges increased $0.9 million or 7% for the three months ended March 31, 2006 compared to the same prior year period. The increase was primarily due to higher merchant transaction income, resulting from increased sales volume, and higher loan fees.

Insurance income decreased $0.8 million or 13% for the three months ended March 31, 2006 compared to the same prior year period primarily from decreased sales of annuity, life insurance products and lower contingent income.

Other non-interest income declined $0.5 million or 9% for the three months ended March 31, 2006 compared to the same prior year period. The decrease was primarily due to a gain recognized in 2005 from the sale of leased equipment, partially offset by higher brokerage fee income.

Non-Interest Expense

Non-interest expense for the first quarter of 2006 was slightly lower than the same prior year period.

Salaries and benefits expense increased 2% for the three months ended March 31, 2006 compared with 2005, the components of which are presented in Table 4 below.

Salaries and Benefits (Unaudited)	Table 4

	Three Months Ended
	March 31,
(dollars in thousands)	2006	2005
Salaries	$26,724	$26,111
Incentive Compensation	4,321	3,968
Share-Based Compensation	1,481	1,715
Commission Expense	1,922	2,252
Retirement and Other Benefits	5,235	4,768
Payroll Taxes	3,385	3,453
Medical, Dental and Life Insurance	2,161	2,231
Separation Expense	557	271
Total Salaries and Benefits	$45,786	$44,769

Professional fees decreased $2.6 million or 86% for the three months ended March 31, 2006 compared to the same period in 2005 due to the termination of the SEC investigation in the fourth quarter of 2005.

Other non-interest expense increased $1.9 million or 11% for the three months ended March 31, 2006 compared to the same period in 2005 largely due to an accrual for legal claims.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2006 was 36.30% compared to 36.87% for the comparable period of 2005.

BALANCE SHEET ANALYSIS

Short-Term Earning Assets

Short-term earning assets, consisting of interest-bearing deposits and funds sold, totaled $333.2 million at March 31, 2006, an increase of $328.3 million from December 31, 2005 and $257.3 million from March 31, 2005. The increase was mainly due to increased liquidity.

Investment Securities

Investment securities totaled approximately $3.0 billion as of March 31, 2006, December 31, 2005 and March 31, 2005. Investment securities with a book value of $1.7 billion at March 31, 2006 and December 31, 2005 and $1.5 billion at March 31, 2005 were pledged to secure deposits of government entities and repurchase agreements.

Table 5 presents the details of the investment securities portfolio at March 31, 2006, December 31, 2005 and March 31, 2005.

Investment Securities (Unaudited)	Table 5

	Amortized	Fair
(dollars in thousands)	Cost	Value
At March 31, 2006
Securities Available for Sale:
Debt Securities Issued by the U.S. Treasury and Agencies	$115,889	$114,633
Debt Securities Issued by States and Municipalities	33,204	32,606
Mortgage-Backed Securities	2,137,303	2,078,527
Other Debt Securities	333,309	323,438
Total	$2,619,705	$2,549,204
Securities Held to Maturity:
Debt Securities Issued by States and Municipalities	$70	$72
Mortgage-Backed Securities	432,951	417,866
Total	$433,021	$417,938
At December 31, 2005
Securities Available for Sale:
Debt Securities Issued by the U.S. Treasury and Agencies	$100,558	$100,111
Debt Securities Issued by States and Municipalities	33,240	32,960
Mortgage-Backed Securities	2,113,645	2,079,852
Other Debt Securities	333,418	325,292
Total	$2,580,861	$2,538,215
Securities Held to Maturity:
Debt Securities Issued by States and Municipalities	$70	$72
Mortgage-Backed Securities	454,170	442,917
Total	$454,240	$442,989
At March 31, 2005
Securities Available for Sale:
Debt Securities Issued by the U.S. Treasury and Agencies	$35,943	$36,148
Debt Securities Issued by States and Municipalities	7,813	7,833
Mortgage-Backed Securities	2,126,470	2,109,187
Other Debt Securities	349,099	342,279
Total	$2,519,325	$2,495,447
Securities Held to Maturity:
Debt Securities Issued by States and Municipalities	$90	$94
Mortgage-Backed Securities	558,744	547,670
Total	$558,834	$547,764

Table 6 presents temporarily impaired investment securities as of March 31, 2006, December 31, 2005 and March 31, 2005.

Temporarily Impaired Investment Securities (Unaudited)	Table 6

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2006
Debt Securities Issued by the U.S. Treasury and Agencies	$91,464	$(1,319)	$10,391	$(30)	$101,855	$(1,349)
Debt Securities Issued by State and Municipalities	28,798	(586)	1,729	(41)	30,527	(627)
Mortgage-Backed Securities	1,304,002	(35,021)	1,008,854	(42,813)	2,312,856	(77,834)
Other Debt Securities	96,813	(3,188)	218,516	(6,787)	315,329	(9,975)
Total Temporarily Impaired Investment Securities
March 31, 2006	$1,521,077	$(40,114)	$1,239,490	$(49,671)	$2,760,567	$(89,785)
December 31, 2005	$1,510,314	$(23,833)	$1,169,813	$(35,841)	$2,680,127	$(59,674)
March 31, 2005	$1,830,196	$(23,185)	$670,601	$(21,139)	$2,500,797	$(44,324)

The gross unrealized losses on temporarily impaired investment securities at March 31, 2006 represent 3% of the total amortized cost of total investment securities. These unrealized losses were primarily attributable to an increase in interest rates during the first quarter of 2006. The Company has both the intent and ability to hold the securities for the time necessary to recover the amortized cost.

Loans and Leases

As of March 31, 2006, loans and leases outstanding were $6.2 billion, an increase of $77.6 million from December 31, 2005 and an increase of $230.3 million from March 31, 2005.  Commercial loans increased $72.3 million or 3% from March 31, 2005 due to growth in construction loans and increased $71.1 million or 3% from December 31, 2005 due to growth in commercial and industrial loans. Consumer loans increased $158.0 million or 4% from March 31, 2005 primarily as a result of increases in residential mortgage and home equity loans due to a strong Hawaii residential real estate market. Table 7 presents the composition of the loan portfolio by major categories and Table 8 presents the composition of consumer loans by geographic area.

Loan and Lease Portfolio Balances (Unaudited)	Table 7

	March 31,	December 31,	March 31,
(dollars in thousands)	2006	2005	2005
Commercial
Commercial and Industrial	$957,893	$918,842	$932,978
Commercial Mortgage	591,770	558,346	609,689
Construction	154,737	153,682	88,769
Lease Financing	467,688	470,155	468,349
Total Commercial	2,172,088	2,101,025	2,099,785
Consumer
Residential Mortgage	2,441,664	2,431,198	2,345,182
Home Equity	888,528	874,400	803,893
Other Revolving Credit and Installment	719,553	736,364	736,250
Lease Financing	24,292	25,549	30,680
Total Consumer	4,074,037	4,067,511	3,916,005
Total Loans and Leases	$6,246,125	$6,168,536	$6,015,790

Consumer Loans by Geographic Area (Unaudited)	Table 8

	March 31,	December 31,	March 31,
(dollars in thousands)	2006	2005	2005
Hawaii
Residential Mortgage	$2,215,270	$2,202,562	$2,126,631
Home Equity	807,988	789,548	682,351
Other Revolving Credit and Installment	531,113	548,971	561,925
Lease Financing	24,292	25,549	30,680
Guam
Residential Mortgage	219,146	222,020	213,387
Home Equity	10,075	8,871	8,431
Other Revolving Credit and Installment	122,048	116,833	100,732
U.S. Mainland
Home Equity	67,320	72,633	109,632
Other Pacific Islands
Residential Mortgage	7,248	6,616	5,164
Home Equity	3,145	3,348	3,479
Other Revolving Credit and Installment	66,392	70,560	73,593
Total Consumer Loans	$4,074,037	$4,067,511	$3,916,005

Mortgage Servicing Rights

As of March 31, 2006, the Company’s portfolio of residential loans serviced for third parties totaled $2.5 billion. The increase in interest rates as of the first quarter of 2006 resulted in higher market value of the mortgage servicing rights. Recent prepayment speeds for Hawaii mortgages were slightly higher than national averages.

Table 9 presents the changes in the carrying value of mortgage servicing rights, net of valuation allowance.

Mortgage Servicing Rights (Unaudited)	Table 9

	Three Months Ended	Year Ended	Three Months Ended
(dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Balance at Beginning of Period	$18,010	$18,769	$18,769
Originated Mortgage Servicing Rights	939	4,533	1,143
Amortization	(481)	(5,292)	(1,402)
Balance at End of Period	$18,468	$18,010	$18,510
Fair Value at End of Period	$29,355	$25,689	$23,197

Other Assets and Other Liabilities

Table 10 presents the major components of other assets and other liabilities.

Other Assets and Other Liabilities (Unaudited)	Table 10

	March 31,	December 31,	March 31,
(dollars in thousands)	2006	2005	2005
Other Assets:
Bank-Owned Life Insurance	$151,859	$150,407	$145,837
Federal Reserve Bank and Federal Home Loan Bank Stock	79,415	79,415	54,021
Low Income Housing Investments	26,650	28,529	33,387
Accounts Receivable	19,301	22,055	20,724
Federal Tax Deposit	43,000	43,000	—
Other	50,122	45,769	50,602
Total Other Assets	$370,347	$369,175	$304,571

Other Liabilities:
Incentive Compensation Payable	$5,243	$12,609	$4,904
Insurance Premiums Payable	7,454	8,395	6,226
Reserve for Unfunded Commitments	5,103	5,077	4,900
Accrued Payroll Expenses	4,777	2,626	4,288
Self Insurance Reserve	6,558	6,273	6,634
Other	55,477	69,422	63,302
Total Other Liabilities	$84,612	$104,402	$90,254

During the second quarter of 2005, a deposit was placed with the IRS relating to a review by the IRS of the Company’s tax positions for certain leveraged lease transactions. The placing of the deposit will reduce additional accrual of interest associated with the potential underpayment of taxes related to these transactions. The Company believes its tax position related to these transactions was proper based on applicable statutes, regulations and case laws at the time the transactions were entered into. The Company believes it has adequate reserves for potential tax exposures as of March 31, 2006. See Note 1 to the Consolidated Financial Statements under the caption “Recently Issued and Proposed Accounting Pronouncements” for further discussion on leveraged lease transactions.

Deposits

As of March 31, 2006, deposits totaled $8.1 billion, an increase of $239.6 million and $386.4 million from December 31, 2005 and March 31, 2005, respectively. Deposit growth continued primarily in time deposits.

Average time deposits of $100,000 or more is presented in Table 11.

Average Time Deposits of $100,000 or More (Unaudited)	Table 11

	Three Months Ended
(dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Average Time Deposits	$710,900	$695,559	$588,921

Securities Sold Under Agreements to Repurchase

Repos totaled $957.2 million at March 31, 2006, an increase of $347.8 million from December 31, 2005 and $293.0 million from March 31, 2005. The increases were due to additional placements from government entities and $75.0 million in repos placed with private entities in 2006. Private entity repos are at floating interest rates. Repos totaling $225.0 million are indexed to the London Inter Bank Offering Rate (“LIBOR”) and $25.0 million are indexed to the 10 year Constant Maturity Swap Rate (“CMS”). The average rate for all private entity repos was 4.04% at March 31, 2006. The terms of the repos are 10 to 15 years. However, the private entities have the right to terminate repos totaling $100.0 million two years from origination, repos totaling $50.0 million quarterly after the third year from origination, and the remaining repo totaling $100.0 million in five years from origination. If the private entity repo agreements are not terminated, the rates become fixed ranging from 3.85% to 4.50% for the respective remaining terms.

Table 12 presents the composition of repos.

Securities Sold Under Agreements to Repurchase (Unaudited)	Table 12

	March 31,	December 31,	March 31,
(dollars in thousands)	2006	2005	2005
Government Entities	$707,166	$434,380	$664,206
Private Entities	250,000	175,000	—
Total Securities Sold Under Agreements to Repurchase	$957,166	$609,380	$664,206

Borrowings and Long-Term Debt

Borrowings, including funds purchased and other short-term borrowings, totaled $58.0 million at March 31, 2006, a decrease of $219.6 million from December 31, 2005 and $26.5 million from March 31, 2005. The decrease in borrowings was due to a reduction in higher rate funds purchased.

Long-term debt was $242.7 million at March 31, 2006, December 31, 2005 and March 31, 2005. There was no new debt placed during the first quarter of 2006. Of the total long-term debt, $2.5 million of Federal Home Loan Bank of Seattle (“FHLB”) advances will mature in less than a year. For additional information, refer to the “Corporate Risk Profile – Liquidity Management” section of this report.

Shareholders’ Equity

At March 31, 2006, shareholders’ equity totaled $681.1 million, a 2% net decrease from December 31, 2005. The net reduction in capital from December 31, 2005 to March 31, 2006 is attributable to the Company’s continuing common stock repurchase program and to dividends paid, partially offset by net earnings for the first quarter of 2006. A further discussion of the Company’s capital is included in the “Corporate Risk Profile – Capital Management” section of this report.

Guarantees

The Company’s standby letters of credit totaled $94.9 million at March 31, 2006, an increase of $1.0 million from December 31, 2005 and a decrease of $12.7 million from March 31, 2005.

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

On a consolidated basis, the Company considers NIACC a measure of shareholder value creation. For the three months ended March 31, 2006, consolidated NIACC was $24.2 million, compared to $20.2 million in the same prior year period, a result of improved performance and more efficient use of capital.

The financial results for the three months ended March 31, 2006 and 2005 are presented in Table 13 and Note 3 of the Consolidated Financial Statements, which is incorporated by reference in this Item.

The following table summarizes NIACC and RAROC results for the Company’s business segments:

Business Segment Selected Financial Information (Unaudited)	Table 13

			Investment	Treasury
	Retail	Commercial	Services	and Other	Consolidated
(dollars in thousands)	Banking	Banking	Group	Corporate	Total
Three Months Ended March 31, 2006
Allowance Funding Value	$(189)	$(546)	$(8)	$743	$—
Provision for Credit Losses	2,494	421	—	(154)	2,761
Economic Provision	(3,160)	(2,283)	(102)	—	(5,545)
Tax Effect of Adjustments	316	891	41	(218)	1,030
Income Before Capital Charge	22,964	12,566	2,837	5,229	43,596
Capital Charge	(5,392)	(4,415)	(1,583)	(7,977)	(19,367)
Net Income (Loss) After Capital Charge (NIACC)	$17,572	$8,151	$1,254	$(2,748)	$24,229
RAROC (ROE for the Company)	48%	32%	20%	17%	26%

Three Months Ended March 31, 2005
Allowance Funding Value	$(162)	$(602)	$(6)	$770	$—
Provision for Credit Losses	3,485	416	—	(3,901)	—
Economic Provision	(3,505)	(2,458)	(90)	(2)	(6,055)
Tax Effect of Adjustments	67	978	36	1,159	2,240
Income Before Capital Charge	18,835	12,853	2,632	7,387	41,707
Capital Charge	(5,288)	(4,636)	(1,510)	(10,027)	(21,461)
Net Income (Loss) After Capital Charge (NIACC)	$13,547	$8,217	$1,122	$(2,640)	$20,246
RAROC (ROE for the Company)	40%	31%	19%	20%	24%

Retail Banking

The Company’s Retail Banking segment offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases and installment loans.  Deposit products include checking, savings and time deposit accounts.  The Retail Banking segment also provides merchant services to its small business customers.  Products and services from the Retail Banking segment are delivered to customers through 72 Hawaii branch locations, approximately 500 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service) and a 24-hour telephone banking service.

The improvement in the segment’s key financial measures for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to an increase in net interest income. The increase was the result of higher earnings credit on the funds transfer pricing of the segment’s deposit portfolio as well as increases in deposit and loan balances.  Non-interest expense increased for the three months ended March 31, 2006 compared to the same period in 2005 due to greater allocated expenses from the support areas within the Company.

Commercial Banking

The Commercial Banking segment offers products including corporate banking and commercial real estate loans, lease financing, auto dealer financing, deposit and cash management products and property and casualty insurance products. Lending, deposit and cash management services are offered to middle-market and large companies in Hawaii. Commercial real estate mortgages are focused on customers that include investors, developers and builders primarily domiciled in Hawaii. The Commercial Banking unit also includes the Company’s operations at 12 branches in the Pacific Islands.

The slight decline in the segment’s NIACC for the three months ended March 31, 2006 compared to the same period in 2005 was primarily a result of a decrease in non-interest income. This decrease was due to lower account analysis fees resulting from higher earnings credit rates, lower insurance income and a gain on the sale of leased assets recognized in the prior year. Non-interest expense decreased for the three months ended March 31, 2006 compared to the same period in 2005 primarily due to a goodwill impairment charge partially offset by a gain on the sale of a foreclosed real estate property, both recognized in the prior year. The improvement in the segment’s RAROC for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to lower credit risk capital allocated on the segment’s loan portfolio.

Investment Services Group

The Investment Services Group includes private banking, trust services, asset management, and institutional investment advice. A significant portion of this segment’s income is derived from fees, which are generally based on the market values of assets under management. The private banking and personal trust group assists individuals and families in building and preserving their wealth by providing investment, credit and trust services to high-net-worth individuals. The asset management group manages portfolios and creates investment products.  Institutional sales and service offers investment advice to corporations, government entities and foundations. Also included in the segment is Bankoh Investment Services, Inc., a full service brokerage offering equities, mutual funds, life insurance and annuity products.

The improvement in the segment’s key financial measures for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to increases in both net interest income and non-interest income. The increase in net interest income was the result of an increase in loan balances. Trust and asset management fee income increased largely due to improved market conditions, resulting in increases in both average market values of assets under management and investment advisory fees on money market accounts. Non-interest expense increased for the three months ended March 31, 2006 compared to the same period in 2005 primarily due to increased salaries and related benefits expense.

Treasury and Other Corporate

The primary income earning component of this segment is Treasury, which consists of corporate asset and liability management activities, including interest rate risk management and foreign exchange business. This segment’s assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, federal funds sold and purchased, government deposits and short- and long-term borrowings. The primary source of non-interest income are bank-owned life insurance and foreign exchange income related to customer driven currency requests from merchants and island visitors. The net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with eliminations of inter-company transactions.

This segment also includes divisions (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management and Corporate and Regulatory Administration) that provide a wide-range of support to the other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

The decrease in the segment’s key financial measures for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to lower net interest income partially offset by a lower capital charge. The decrease in net interest income was due to higher funding costs from an increase in average deposit balances. In addition, the short-term borrowings and repos have experienced interest rate and volume increases over the same prior year period. The capital charge was favorably impacted by a reduction of the Company’s excess capital, primarily due to the continuing share repurchase activity.

CORPORATE RISK PROFILE

Credit Risk

The Company’s credit risk position remained stable and strong during the first quarter of 2006. The Company observed lower levels of internally criticized loans and non-performing assets. The ratio of non-accrual loans and leases to total loans and leases of 0.08% at March 31, 2006 was slightly lower than 0.09% at December 31, 2005. Annualized net loan and lease charge-offs for the first three months of 2006 as a percent of average loans and leases outstanding was 0.18%, a decrease from the same prior year period.

The Company’s favorable credit risk profile reflected sustained expansion and strength in the Hawaii and Mainland economies and improving economic conditions in Guam as well as disciplined commercial and retail underwriting and portfolio management. The quality of the Hawaii-based portfolio continued to improve due to the expanding local economy led by construction and real estate industries and record levels of domestic tourism despite sustained higher energy costs and increasing inflationary trends.

Relative to the Company’s total portfolio, domestic airline carriers continued to demonstrate a higher risk profile due to sustained high oil prices and marginal pricing power. In the evaluation of the Reserve for Credit Losses (the “Reserve”), the Company considered the current financial strain on airlines, which offset the impact of the improvement in other components of the loan portfolio. Table 14 below summarizes the Company’s air transportation credit exposure.

Air Transportation Credit Exposure [1] (Unaudited)	Table 14

	March 31, 2006			Dec. 31, 2005	Mar. 31, 2005
(dollars in thousands)	Outstanding	Unused Commitments	Total Exposure	Total Exposure	Total Exposure
Passenger Carriers Based In the United States	$68,609	$—	$68,609	$68,829	$90,353
Passenger Carriers Based Outside the United States	20,613	—	20,613	20,678	24,888
Cargo Carriers	13,240	—	13,240	13,240	13,475
Total Air Transportation Credit Exposure	$102,462	$—	$102,462	$102,747	$128,716

1  Exposure includes loans, leverage leases and operating leases.

Non-Performing Assets

Non-performing assets (“NPAs”) consist of non-accrual loans and leases, foreclosed real estate and other non-performing investments. NPAs decreased by $0.6 million from December 31, 2005 to $5.9 million as of March 31, 2006.

The Company had impaired loans totaling less than $0.1 million at March 31, 2006, unchanged from December 31, 2005.

Loans Past Due 90 Days or More and Still Accruing Interest

Consisting primarily of residential mortgages and personal unsecured lines of credit, accruing loans and leases past due 90 days or more were $2.0 million at March 31, 2006, a decrease of $0.8 million from December 31, 2005. The decrease was due to positive resolutions of credits.

Refer to Table 15 for further information on non-performing assets and accruing loans and leases past due 90 days or more.

Consolidated Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More (Unaudited)	Table 15

	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2006	2005	2005	2005	2005
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$236	$212	$471	$430	$470
Commercial Mortgage	52	130	1,617	1,805	1,994
Lease Financing	—	—	4	1,586	2,418
Total Commercial	288	342	2,092	3,821	4,882
Consumer
Residential Mortgage	4,922	5,439	5,021	5,968	7,432
Home Equity	38	39	41	156	185
Total Consumer	4,960	5,478	5,062	6,124	7,617
Total Non-Accrual Loans and Leases	5,248	5,820	7,154	9,945	12,499
Foreclosed Real Estate	358	358	413	292	183
Other Investments	300	300	683	683	683
Total Non-Performing Assets	$5,906	$6,478	$8,250	$10,920	$13,365

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$—	$—	$9	$29
Commercial Mortgage	—	—	—	2,213	2,243
Total Commercial	—	—	—	2,222	2,272
Consumer
Residential Mortgage	464	1,132	1,545	1,310	604
Home Equity	85	185	83	—	70
Other Revolving Credit and Installment	1,390	1,504	1,479	1,417	1,417
Lease Financing	18	29	51	—	—
Total Consumer	1,957	2,850	3,158	2,727	2,091
Total Accruing Loans and Leases Past Due 90 Days or More	$1,957	$2,850	$3,158	$4,949	$4,363

Total Loans and Leases	$6,246,125	$6,168,536	$6,202,546	$6,151,418	$6,015,790

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.08%	0.09%	0.12%	0.16%	0.21%

Ratio of Non-Performing Assets to Total Loans and Leases, Foreclosed Real Estate and Other Investments	0.09%	0.11%	0.13%	0.18%	0.22%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases	0.13%	0.15%	0.18%	0.26%	0.29%

Quarter to Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$6,478	$8,250	$10,920	$13,365	$13,859
Additions	907	1,191	919	3,088	2,796
Reductions
Payments	(445)	(2,345)	(1,326)	(5,097)	(2,202)
Return to Accrual	(985)	(231)	(2,007)	(392)	(698)
Sales of Foreclosed Assets	—	(122)	—	—	(129)
Charge-offs/Write-downs	(49)	(265)	(256)	(44)	(261)
Total Reductions	(1,479)	(2,963)	(3,589)	(5,533)	(3,290)
Balance at End of Quarter	$5,906	$6,478	$8,250	$10,920	$13,365

Reserve for Credit Losses

The Company maintains a Reserve which consists of the Allowance for Loan and Lease Losses (“Allowance”) and a Reserve for Unfunded Commitments (“Unfunded Reserve”). The Reserve provides for the risk of credit losses inherent in the credit extension process and is based on a range of loss estimates derived from a comprehensive quarterly evaluation. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment to address observed changes in trends, conditions, other relevant environmental and economic factors, plus an amount for imprecision of estimates.

The Allowance and the Unfunded Reserve are both increased and decreased through the provisioning process. After considering net charge-offs, the changes in the Allowance and the Unfunded Reserve resulted in a $2.8 million Provision being recorded for the three months ended March 31, 2006. As a result, the Allowance and the Unfunded Reserve were relatively unchanged from December 31, 2005.

The ratio of the Allowance to total loans and leases outstanding was 1.46% at March 31, 2006, a decrease of two basis points from December 31, 2005, primarily due to the increase in loans and leases outstanding.

A summary of the Reserve is presented in Table 16.

Consolidated Reserve for Credit Losses (Unaudited)	Table 16

	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2006	2005	2005
Balance at Beginning of Period	$96,167	$96,167	$113,596
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(382)	(732)	(574)
Consumer
Residential Mortgage	(10)	(134)	(315)
Home Equity	(141)	(236)	(292)
Other Revolving Credit and Installment	(4,254)	(5,651)	(4,582)
Lease Financing	(12)	(35)	(34)
Total Loans and Leases Charged-Off	(4,799)	(6,788)	(5,797)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	295	470	541
Commercial Mortgage	89	3,006	62
Lease Financing	—	26	32
Consumer
Residential Mortgage	122	156	106
Home Equity	61	97	60
Other Revolving Credit and Installment	1,462	1,440	1,287
Lease Financing	9	5	19
Total Recoveries on Loans and Leases Previously Charged-Off	2,038	5,200	2,107
Net Loan and Lease Charge-Offs	(2,761)	(1,588)	(3,690)
Provision for Credit Losses	2,761	1,588	—
Balance at End of Period [1]	$96,167	$96,167	$109,906

Components
Allowance for Loan and Lease Losses	$91,064	$91,090	$105,006
Reserve for Unfunded Commitments	5,103	5,077	4,900
Total Reserve for Credit Losses	$96,167	$96,167	$109,906

Average Loans and Leases Outstanding	$6,181,697	$6,177,424	$6,000,572

Ratio of Net Loan and Lease Charge-Offs to Average Loans and Leases Outstanding (annualized)	0.18%	0.10%	0.25%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.46%	1.48%	1.75%

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

The objective of the Company’s interest rate risk management is to maximize Net Interest Income (“NII”) while operating within acceptable limits established for interest rate risk and maintaining adequate level of funding and liquidity.  The Company utilizes various types of financial instruments to manage the extent to which NII may be affected by fluctuations in interest rates.

In managing interest rate risk, the Company, through the Asset/Liability Management Committee (“ALCO”), uses several techniques, which include shifting balance sheet mix or altering the interest rate characteristics of assets and liabilities, changing product pricing strategies, modifying investment portfolio characteristics, or using financial derivative instruments.  Expected movements in interest rates are also considered in managing interest rate risk.  Thus, as interest rates change, the Company will use different techniques to manage interest rate risk.  While available as a tool to manage interest rate risk, the use of financial derivatives has been limited over the past several years.

NII Sensitivity – The Company utilizes NII simulations to analyze short term income sensitivities to changes in interest rates.  Table 17 presents, as of March 31, 2006 and 2005, the estimate of the change in NII during a quarterly time frame that would result from a gradual 100 and 200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for NII without any change in strategy.  The Company’s balance sheet continues to be asset-sensitive based on current assumptions.  As a result, NII should generally increase from higher interest rates.  To enhance and complement parallel interest rate shifts, additional non-parallel rate scenarios are simulated.  These additional tests and analyses indicate that NII may decrease should the yield curve invert and stay inverted for a period of time.  Conversely, if the yield curve should become positively sloped from its current relatively flat profile, NII may increase.

Net Interest Income Sensitivity Profile (Unaudited)			Table 17
	Change in Net Interest Income Per Quarter
(dollars in thousands)	March 31, 2006		March 31, 2005
Change in Interest Rates (basis points)
+200	$ 2,072	2.0%	$ 1,939	1.9%
+100	933	0.9	1,123	1.1
-100	(1,451)	(1.4)	(2,347)	(2.3)
-200	(3,212)	(3.1)	(5,409)	(5.3)

Market Value of Equity (“MVE”) – The MVE represents the Company’s estimate of  the discounted present value of net cash flows derived from individual tangible assets and liabilities and off-balance sheet financial arrangements. At March 31, 2006 and 2005, the MVE was approximately $2.0 billion.  To measure long term exposure to changes in interest rates, the Company analyzes MVE sensitivity.  The MVE sensitivity measures the net present value change in the Company’s assets and liabilities from changes in interest rates.  Table 18 presents, as of March 31, 2006 and 2005, the estimate of the change in MVE that would occur from an instantaneous 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve.  Further enhancing the MVE analysis are value-at-risk (“VAR”), key rate analysis, duration of equity and the exposure to basis risk and non-parallel yield curve shifts.  There are inherent limitations to these measures; however, used along with the MVE analysis, the Company obtains better overall insight for managing its exposure to changes in interest rates.  Based on the additional analyses, the Company estimates it is most exposed to scenarios where medium term rates rise faster than short or long term rates.

In addition, results of the interest rate risk exposures, particularly NII and MVE sensitivities, duration of equity and VAR are measured against established ALCO guidelines.  Within ALCO guidelines, NII and MVE exposures are further managed based on forecasted interest rate changes and certain management targets.  ALCO guidelines are determined by the amount of available capital and provide some flexibility in managing exposures to actual and expected changes in rates.  Since the results are highly dependent on modeling assumptions, assumptions are reviewed and re-validated regularly.

Market Value of Equity Sensitivity Profile (Unaudited)			Table 18
	Change in Market Value of Equity
(dollars in thousands)	March 31, 2006		March 31, 2005
Change in Interest Rates (basis points)
+200	$ (96,288)	(4.7)%	$ (106,527)	(5.4)%
+100	(39,172)	(1.9)	(39,573)	(2.0)
-100	(10,624)	(0.5)	(34,555)	(1.8)
-200	(116,299)	(5.7)	(169,799)	(8.6)

Liquidity Management

Liquidity is managed in an effort to ensure that the Company has continuous access to sufficient, reasonably priced funding to conduct its business in a normal manner.

The Bank is a member of the FHLB, which provides an additional source of short- and long-term funding. Outstanding borrowings from the FHLB were $77.5 million at March 31, 2006, December 31, 2005 and March 31, 2005. A total of $2.5 million will mature in less than one year.

Additionally, the Bank maintains a $1.0 billion senior and subordinated bank note program. Under this facility, the Bank may issue additional notes provided that the aggregate amount outstanding does not exceed $1.0 billion. Subordinated notes outstanding under this bank note program totaled $124.8 million at March 31, 2006, December 31, 2005 and March 31, 2005.

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

At March 31, 2006, shareholders’ equity totaled $681.1 million, a 2% net decrease from December 31, 2005. The decrease in shareholders’ equity during the first three months of 2006 was primarily attributable to share repurchases and dividends paid, largely offset by net income.

During the three months ended March 31, 2006, 0.7 million shares of common stock were repurchased under the repurchase program at an average cost of $53.22 per share, totaling $34.7 million. From the beginning of the share repurchase program in July 2001 through March 31, 2006, the Company repurchased a total of 40.6 million shares and returned nearly $1.37 billion to its shareholders at an average cost of $33.63 per share. In January 2006, the Company’s Board of Directors increased the authorization under the share repurchase program by an additional $100.0 million. This new authorization, combined with the previously announced authorizations of $1.35 billion, brings the total repurchase authority to $1.45 billion. From April 1, 2006 through April 21, 2006, the Company repurchased an additional 129,600 shares of common stock at an average cost of $53.18 per share for a total of $6.9 million, resulting in remaining buyback authority under the repurchase program of $76.4 million.

In April 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.37 per share on the Company’s outstanding shares. The dividend will be payable on June 14, 2006 to shareholders of record at the close of business on May 31, 2006.

Table 19 presents the regulatory capital and ratios as of March 31, 2006, December 31, 2005 and March 31, 2005.

Regulatory Capital and Ratios (Unaudited)	Table 19

		March 31,	December 31,	March 31,
	(dollars in thousands)	2006	2005	2005

	Regulatory Capital
	Shareholders’ Equity	$681,078	$693,352	$716,656
Add:	8.25% Capital Securities of Bancorp Hawaii Capital Trust I	31,425	31,425	31,425
Less:	Goodwill	34,959	34,959	34,959
	Unrealized Valuation and Other Adjustments	(45,144)	(27,281)	(15,300)
	Tier 1 Capital	722,688	717,099	728,422
	Allowable Reserve for Credit Losses	88,459	86,617	84,678
	Qualifying Subordinated Debt	49,922	74,883	74,863
	Unrealized Gains on Available for Sale Equity Securities	8	—	32
	Total Regulatory Capital	$861,077	$878,599	$887,995

	Risk-Weighted Assets	$7,068,996	$6,919,822	$6,749,018

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio	10.22%	10.36%	10.79%
	Total Capital Ratio	12.18	12.70	13.16
	Leverage Capital Ratio	7.19	7.14	7.42

Financial Outlook

The Company’s previous earnings estimate of net income for the full year of 2006 remains unchanged at approximately $187.0 million, including a $17.0 million Provision.  An analysis of credit quality is performed quarterly to determine the adequacy of the Reserve.  This analysis determines the timing and amount of the Provision.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk.

Item 4.  Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Unaudited)

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 1 - 31, 2006	175,459	$52.48	160,000	$109,573,341
February 1 - 28, 2006	311,631	53.10	306,700	93,286,102
March 1 - 31, 2006	210,884	53.90	185,600	83,266,780
Total	697,974	53.19	652,300

1               The months of January, February and March included 15,459, 4,931 and 25,284 mature shares, respectively, purchased from employees in connection with stock option exercises. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Company’s common stock on the dates of purchase.

2               The Company repurchased shares during the first quarter of 2006 pursuant to its ongoing share repurchase program that was first announced in July 2001. The Company announced an additional authorization for share repurchases of $100.0 million on January 23, 2006. As of April 21, 2006, $76.4 million remained of the total $1.45 billion total repurchase amount authorized by the Company’s Board of Directors under the share repurchase program. The program has no set expiration or termination date.

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

Date: April 26, 2006		Bank of Hawaii Corporation and Subsidiaries

	By:	/s/ Allan R. Landon
Allan R. Landon
Chairman of the Board,
Chief Executive Officer and President

	By:	/s/ Richard C. Keene
Richard C. Keene
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

12	Statement Regarding Computation of Ratios

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32	Section 1350 Certification, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002