Form 10-Q
period 2006-06-30
BANK OF HAWAII CORP
filed 2006-07-26
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

or

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

Common Stock, $.01 par value; outstanding at July 21, 2006 – 50,508,152 shares

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands except per share amounts)	2006	2005	2006	2005
Interest Income
Interest and Fees on Loans and Leases	$104,388	$90,119	$203,759	$176,586
Income on Investment Securities - Available for Sale	31,226	27,987	62,061	55,306
Income on Investment Securities - Held to Maturity	4,658	5,527	9,415	11,352
Deposits	55	36	98	59
Funds Sold	170	165	295	240
Other	272	271	544	720
Total Interest Income	140,769	124,105	276,172	244,263
Interest Expense
Deposits	24,656	13,577	44,289	25,181
Securities Sold Under Agreements to Repurchase	9,802	4,562	17,692	7,887
Funds Purchased	2,652	1,151	4,545	1,884
Short-Term Borrowings	73	45	130	77
Long-Term Debt	3,730	3,731	7,458	7,537
Total Interest Expense	40,913	23,066	74,114	42,566
Net Interest Income	99,856	101,039	202,058	201,697
Provision for Credit Losses	2,069	—	4,830	—
Net Interest Income After Provision for Credit Losses	97,787	101,039	197,228	201,697
Non-Interest Income
Trust and Asset Management	14,537	14,058	29,385	28,680
Mortgage Banking	2,569	2,594	5,556	5,184
Service Charges on Deposit Accounts	9,695	9,569	19,827	19,748
Fees, Exchange, and Other Service Charges	15,633	15,211	30,400	29,047
Investment Securities Gains (Losses), Net	—	337	—	337
Insurance	4,691	4,330	9,710	10,118
Other	6,076	4,575	10,895	9,875
Total Non-Interest Income	53,201	50,674	105,773	102,989
Non-Interest Expense
Salaries and Benefits	44,811	43,856	90,597	88,625
Net Occupancy	9,376	9,189	19,019	18,734
Net Equipment	4,802	5,377	9,830	10,848
Professional Fees	2,589	2,905	3,027	5,956
Other	17,164	17,677	37,087	35,704
Total Non-Interest Expense	78,742	79,004	159,560	159,867
Income Before Income Taxes	72,246	72,709	143,441	144,819
Provision for Income Taxes	35,070	26,280	60,915	52,868
Net Income	$37,176	$46,429	$82,526	$91,951
Basic Earnings Per Share	$0.74	$0.90	$1.63	$1.75
Diluted Earnings Per Share	$0.73	$0.87	$1.60	$1.69
Dividends Declared Per Share	$0.37	$0.33	$0.74	$0.66
Basic Weighted Average Shares	50,181,817	51,873,772	50,481,864	52,646,022
Diluted Weighted Average Shares	51,217,281	53,403,781	51,596,303	54,250,018

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

	June 30,	December 31,	June 30,
(dollars in thousands)	2006	2005	2005
Assets
Interest-Bearing Deposits	$4,145	$4,893	$4,825
Funds Sold	—	—	50,000
Investment Securities - Available for Sale
Held in Portfolio	2,177,220	2,333,417	2,396,204
Pledged as Collateral	334,947	204,798	117,947
Investment Securities - Held to Maturity (Fair Value of $408,203, $442,989, and $522,993)	426,910	454,240	526,767
Loans Held for Sale	15,506	17,915	17,435
Loans and Leases	6,441,625	6,168,536	6,151,418
Allowance for Loan and Lease Losses	(91,035)	(91,090)	(101,587)
Net Loans and Leases	6,350,590	6,077,446	6,049,831
Total Earning Assets	9,309,318	9,092,709	9,163,009
Cash and Non-Interest-Bearing Deposits	397,061	493,825	293,115
Premises and Equipment	130,435	133,913	137,907
Customers’ Acceptance Liability	646	1,056	1,598
Accrued Interest Receivable	45,343	43,033	38,540
Foreclosed Real Estate	188	358	292
Mortgage Servicing Rights	18,750	18,010	18,239
Goodwill	34,959	34,959	34,959
Other Assets	388,490	369,175	372,031
Total Assets	$10,325,190	$10,187,038	$10,059,690
Liabilities
Deposits
Non-Interest-Bearing Demand	$1,976,051	$2,134,916	$1,918,749
Interest-Bearing Demand	1,602,914	1,678,454	1,641,873
Savings	2,691,029	2,819,258	2,967,993
Time	1,496,039	1,274,840	1,198,143
Total Deposits	7,766,033	7,907,468	7,726,758
Funds Purchased	353,700	268,110	63,565
Short-Term Borrowings	12,100	9,447	9,894
Securities Sold Under Agreements to Repurchase	835,563	609,380	861,233
Long-Term Debt	242,749	242,703	242,674
Banker’s Acceptances Outstanding	646	1,056	1,598
Retirement Benefits Payable	72,192	71,116	66,638
Accrued Interest Payable	13,023	10,910	8,617
Taxes Payable and Deferred Taxes	274,146	269,094	283,082
Other Liabilities	88,310	104,402	83,462
Total Liabilities	9,658,462	9,493,686	9,347,521
Shareholders’ Equity
Common Stock ($.01 par value); authorized 500,000,000 shares; issued / outstanding: June 2006 - 56,855,346 / 50,570,697, December 2005 - 56,827,483 / 51,276,286, June 2005 - 81,721,733 / 51,853,734	566	565	815
Capital Surplus	469,461	473,338	457,280
Accumulated Other Comprehensive Loss	(76,204)	(47,818)	(18,471)
Retained Earnings	581,406	546,591	1,339,119
Deferred Stock Grants	—	(11,080)	(7,166)
Treasury Stock, at Cost (Shares: June 2006 - 6,284,649, December 2005 - 5,551,197, June 2005 - 29,867,999)	(308,501)	(268,244)	(1,059,408)
Total Shareholders’ Equity	666,728	693,352	712,169
Total Liabilities and Shareholders’ Equity	$10,325,190	$10,187,038	$10,059,690

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accum.
				Other
				Compre-		Deferred		Compre-
		Common	Capital	hensive	Retained	Stock	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	Loss	Earnings	Grants	Stock	Income
Balance at December 31, 2005	$693,352	$565	$473,338	$(47,818)	$546,591	$(11,080)	$(268,244)
Comprehensive Income:
Net Income	82,526	—	—	—	82,526	—	—	$82,526
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	(28,386)	—	—	(28,386)	—	—	—	(28,386)
Total Comprehensive Income								$54,140

Common Stock Issued under Stock Plans and Related Tax Benefits (537,554 shares)	22,401	1	(3,877)	—	(9,999)	11,080	25,196
Treasury Stock Purchased (1,241,303 shares)	(65,453)	—	—	—	—	—	(65,453)
Cash Dividends Paid	(37,712)	—	—	—	(37,712)	—	—
Balance at June 30, 2006	$666,728	$566	$469,461	$(76,204)	$581,406	$—	$(308,501)

Balance at December 31, 2004	$814,834	$813	$450,998	$(12,917)	$1,282,425	$(8,433)	$(898,052)
Comprehensive Income:
Net Income	91,951	—	—	—	91,951	—	—	$91,951
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities	(5,554)	—	—	(5,554)	—	—	—	(5,554)
Total Comprehensive Income								$86,397

Common Stock Issued under Stock Plans and Related Tax Benefits (605,364 shares)	21,499	2	6,282	—	(610)	1,267	14,558
Treasury Stock Purchased (3,710,379 shares)	(175,914)	—	—	—	—	—	(175,914)
Cash Dividends Paid	(34,647)	—	—	—	(34,647)	—	—
Balance at June 30, 2005	$712,169	$815	$457,280	$(18,471)	$1,339,119	$(7,166)	$(1,059,408)

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2006	2005
Operating Activities
Net Income	$82,526	$91,951
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	4,830	—
Goodwill Impairment	—	1,257
Depreciation and Amortization	8,342	9,673
Amortization of Deferred Loan and Lease Fees	(1,679)	(382)
Amortization/Accretion of Premiums/Discounts on Investment Securities, Net	2,121	4,692
Share-Based Compensation	2,852	2,572
Deferred Income Taxes	11,694	5,908
Net Gain on Investment Securities	—	(337)
Proceeds from Sales of Loans Held for Sale	168,656	219,688
Originations of Loans Held for Sale	(166,247)	(219,481)
Tax Benefits from Equity Based Compensation	(4,181)	—
Net Change in Other Assets and Other Liabilities	(21,492)	(28,070)
Net Cash Provided by Operating Activities	87,422	87,471

Investing Activities
Proceeds from Redemptions of Investment Securities-Available for Sale	212,464	324,008
Purchases of Investment Securities-Available for Sale	(232,385)	(366,619)
Proceeds from Redemptions of Investment Securities-Held to Maturity	47,055	62,291
Purchases of Investment Securities-Held to Maturity	(20,250)	—
Net Increase in Loans and Leases	(276,350)	(167,091)
Premises and Equipment, Net	(4,864)	(1,485)
Net Cash Used by Investing Activities	(274,330)	(148,896)

Financing Activities
Net (Decrease) Increase in Deposits	(141,435)	162,091
Net Increase in Short-Term Borrowings	314,426	201,076
Repayments of Long-Term Debt	—	(9,964)
Tax Benefits from Equity Based Compensation	4,181	—
Proceeds from Issuance of Common Stock	15,389	15,772
Repurchase of Common Stock	(65,453)	(175,914)
Cash Dividends Paid	(37,712)	(34,647)
Net Cash Provided by Financing Activities	89,396	158,414

(Decrease) Increase in Cash and Cash Equivalents	(97,512)	96,989
Cash and Cash Equivalents at Beginning of Period	498,718	250,951
Cash and Cash Equivalents at End of Period	$401,206	$347,940

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Recently Issued Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 156”).  SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value.  Following the initial measurement at fair value, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and periodically assess for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value.   Post adoption, an entity may make this election as of the beginning of any fiscal year. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company is currently evaluating the impact of the adoption of SFAS No. 156; however, it is not anticipated to have a material impact on the Company’s financial position or results of operations.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109 (“FIN 48”).

FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 on January 1, 2007. The Company is evaluating the impact of adoption of FIN 48 and is unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

In July 2006, the FASB issued FASB Staff Position (“FSP”) No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”), which amends SFAS-13, Accounting for Leases. Under FSP 13-2, a material revision in the timing of expected cash flows of a leveraged lease requires a recalculation of the original lease assumptions. The cumulative effect of adopting the provisions of FSP 13-2 shall be recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. After adoption, changes in cash flow assumptions that result in a change in the net investment of the lease shall be recognized as a gain or loss in the year in which the assumption is changed. FSP 13-2 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FSP 13-2 on January 1, 2007.

The Company has entered into one leveraged lease transaction known as Lease In/Lease Out (“LILO”) and five Sale In/Lease Out (“SILO”) transactions that are currently under various stages of review by the Internal Revenue Service (“IRS”).  The outcome of these reviews may change the expected timing of cash flows from these leases which would fall under the provisions of FSP 13-2. The LILO transaction is currently in the IRS appeals process. The range of settlement currently being discussed with the IRS may result in a reduction to the beginning balance of retained earnings in the period of adoption of as much as $4.0 million. The Company recently entered the IRS appeals process for SILO transactions. Thus, based on the facts known at this time, the Company cannot estimate the potential adjustment upon implementation of FSP 13-2 related to the SILOs.

Note 2            Recently-Enacted Legislation

In May 2006, the Tax Increase Prevention and Reconciliation Act (“TIPRA”) was enacted by Congress effective January 1, 2007, which resulted in the repeal of the exclusion from federal income taxation of a portion of the income from foreign sales corporations. The Company has two leveraged leases that are affected by this legislation. SFAS No. 13, Accounting for Leases, requires that the cumulative effect of a change in a significant assumption affecting the net income recorded over the entire term of a lease, such as a change in tax law, be recognized as a cumulative adjustment to the lease in the period in which the change occurs.  Accordingly, during the second quarter of 2006, the Company recorded a charge of $8.8 million to reflect the cumulative effect of the change in tax law.  This charge included a $0.6 million reduction of lease interest income and an increase of $8.2 million in the provision for income taxes. The repeal is not expected to materially increase the Company’s provision for income taxes in future periods.

Note 3.           Share-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), on January 1, 2006 using the “modified prospective” method. Under this method, stock based awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Prior to the adoption of SFAS No. 123(R), the Company accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Accordingly, the Company previously recognized no compensation expense for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in 2005.

		Three Months Ended	Six Months Ended
(dollars in thousands except per share and option data)		June 30, 2005 [1]	June 30, 2005 [1]
Net Income, as reported		$46,429	$91,951
Add:	Share-Based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	828	1,632

Less:	Total Share-Based Employee Compensation Expense Determined Under Fair Value Method, Net of Related Tax Effects [2]	(1,369)	(2,835)
Pro Forma Net Income		$45,888	$90,748

Earnings Per Share:
Basic-as reported		$0.90	$1.75
Basic-pro forma		0.88	1.72
Diluted-as reported		0.87	1.69
Diluted-pro forma		0.86	1.67

1  Prior period amounts restated to account for forfeitures and adjustment to dividend yield calculation.

2  A Black-Scholes option pricing model was used to determine the fair values of the options granted.

There was no material impact to the Company’s income before income taxes and net income from the adoption of SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted stock as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options and restricted stock (excess tax benefits) to be classified as financing cash flows. An excess tax benefit totaling $4.2 million is classified as a financing cash inflow for the six months ended June 30, 2006.

Share-based compensation expense recognized for stock options and restricted stock was $2.9 million for the six months ended June 30, 2006 and 2005. The total related income tax benefit recognized was $1.2 million for the six months ended June 30, 2006 and 2005.

Director Stock Compensation Program

The Company has a Director Stock Compensation Program that annually grants shares of restricted common stock (“Restricted Shares”) and options to purchase common shares to each non-employee director. The exercise price of the options is based on the closing market price of the shares on the date that the options are granted. The Restricted Shares and the options are generally not transferable. Total number of shares authorized for awards under the director stock compensation plan is 471,900 as of June 30, 2006.

Options granted in 2005 and 2006 vest ratably over three years and expire at the earliest of 1) three months after termination of the director’s membership on the Company’s Board of Directors (the “Board”) for any reason other than death or disability; 2) one year after termination of the director’s membership on the Board due to death or disability; or 3) ten years after the grant date. The Restricted Shares vest after three years or upon death or disability, if earlier.

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

At June 30, 2006, there were 214,671 options and 28,463 Restricted Shares outstanding under this program.

Employee Stock Option Plan

The Company’s Stock Option Plans (the “Plans”) are shareholder approved and administered by the Compensation Committee of the Board. Awards under the Plans may include stock options, stock appreciation rights, restricted stock and restricted stock units. The total number of shares authorized for awards under the 2004 employee stock option plan is 1.7 million as of June 30, 2006.

Stock Options

Stock options provide grantees the option to purchase shares of common stock at a specified exercise price and, generally, expire ten years from the date of grant. Stock option grants include incentive and nonqualified stock options whose vesting may be based on a service period and/or Company performance measures. Generally, options granted prior to December 2005 had vesting terms of one or three years. Options granted in December 2005 and in prior years were fully vested as of December 31, 2005. The exercise prices are equal to the fair market value of the shares on the dates the options are granted. The Company recognizes compensation expense, measured as the fair value of the stock option on the grant date, on a straight-line basis over the vesting period.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s stock over the expected term of the options, excluding the interim years 2000-2003. The Company uses historical data to estimate option exercise and employee termination within the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Six Months Ended June 30
	2006	2005
Weighted Average Fair Value of Options Granted	$11.99	$9.58
Assumptions:
Average Risk-Free Rate	4.92%	3.90%
Average Expected Volatility	22.08%	22.70%
Expected Dividend Yield	2.73%	2.80%
Expected Life	5.6 years	5.6 years

The following table presents the activity related to options under all plans for the six months ended June 30, 2006.

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(in years)	(000)
Options Outstanding at January 1, 2006	3,011,653	$26.03
Granted	24,101	54.31
Exercised	(439,689)	26.98
Forfeited or Expired	(5,980)	36.37
Options Outstanding at June 30, 2006	2,590,085	30.38	6.0	$49,790
Options Exercisable at June 30, 2006	2,552,274	30.06	6.0	$49,872

The total intrinsic value (amount by which the market value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the six months ended June 30, 2006 and 2005 was $7.6 million and $11.8 million, respectively.

Cash received from option exercises for the six months ended June 30, 2006 and 2005 was $12.0 million and $11.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $3.0 million and $4.2 million, respectively for the six months ended June 30, 2006 and 2005.

The Company reissues treasury shares to satisfy option exercises.

Restricted Stock

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid on the Restricted Stock. The Restricted Stock vests over periods ranging from three to ten years from date of grant, although accelerated vesting was provided in certain grants, based on attainment of defined Company performance measures. The Company recognizes compensation expense, measured as the quoted market price of the Restricted Stock on the grant date, on a straight-line basis over the vesting period for service period vesting, plus additional recognition of the cost associated with accelerated vesting based upon projected attainment of the performance measures. Restricted Stock is forfeited if an employee terminates prior to the vesting of the stock.

As of June 30, 2006, unrecognized compensation cost related to unvested restricted stock totaled $8.4 million. The cost is expected to be recognized over a weighted average period of 2.3 years. The total grant date fair value of shares vested during the six months ended June 30, 2006 and 2005 was $4.0 million and $5.1 million, respectively.

The following table presents the activity for Restricted Stock for the six months ended June 30, 2006.

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2005	354,247	$42.61
Granted	35,575	52.82
Vested	(95,298)	41.66
Forfeited	(12,940)	36.63
Unvested as of June 30, 2006	281,584	$44.93

Restricted Stock Units

Restricted Stock Units (“RSUs”) entitle grantees to a cash payment based upon the fair market value of the Company’s stock at the time the award vests. During the vesting period, the participant is entitled to dividend equivalent payments equal to dividends declared on the Company’s stock. All expense associated with RSUs is considered share-based compensation expense and is recognized over the vesting period. The primary RSU grant was made in 2003. Under this grant, with the achievement of certain performance objectives, 50% of the grant vested April 30, 2004 and the remaining 50% vested March 31, 2005. For certain grantees, the original award is supplemented with a cash payment after the original vesting period, based upon the achievement of certain additional performance objectives. Total expense recognized by the Company for RSUs for the six months ended June 30, 2006 and 2005 was $0.3 million and $1.0 million, respectively.

The following table presents the activity for RSUs for the six months ended June 30, 2006 and 2005.

Number of Units
Balance as of December 31, 2005	15,000
Granted	3,750
Vested	(15,000)
Balance as of June 30, 2006	3,750

Balance as of December 31, 2004	114,000
Vested	(97,500)
Forfeited	(1,500)
Balance as of June 30, 2005	15,000

Note 4.           Business Segments

The Company’s business segments are defined as Retail Banking, Commercial Banking, Investment Services Group and Treasury and Other Corporate. The Company’s internal management accounting process measures the performance of the business segments based on the management structure of the Company. This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of interest income, expense overhead, the Provision for Credit Losses (“Provision”) and capital.  This process is dynamic and requires certain allocations based on judgment and other subjective factors.  Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to GAAP.  Previously reported results have been reclassified to conform to the current organizational reporting structure.

Financial results for each segment are presented in the table below.

Business Segment Selected Financial Information

			Investment	Treasury
	Retail	Commercial	Services	and Other	Consolidated
(dollars in thousands)	Banking	Banking	Group	Corporate	Total
Three Months Ended June 30, 2006
Net Interest Income	$58,667	$33,020	$4,477	$3,692	$99,856
Provision for Credit Losses	1,862	317	999	(1,109)	2,069
Net Interest Income After Provision for Credit Losses	56,805	32,703	3,478	4,801	97,787
Non-Interest Income	23,915	8,783	17,561	2,942	53,201
	80,720	41,486	21,039	7,743	150,988
Non-Interest Expense	(40,824)	(20,085)	(16,512)	(1,321)	(78,742)
Income Before Income Taxes	39,896	21,401	4,527	6,422	72,246
Provision for Income Taxes	(14,761)	(16,585)	(1,666)	(2,058)	(35,070)
Allocated Net Income	$25,135	$4,816	$2,861	$4,364	$37,176
Total Assets at June 30, 2006	$3,946,568	$2,676,749	$228,584	$3,473,289	$10,325,190

Three Months Ended June 30, 2005
Net Interest Income	$54,170	$34,266	$4,523	$8,080	$101,039
Provision for Credit Losses	3,531	236	—	(3,767)	—
Net Interest Income After Provision for Credit Losses	50,639	34,030	4,523	11,847	101,039
Non-Interest Income	22,411	8,441	17,192	2,630	50,674
	73,050	42,471	21,715	14,477	151,713
Non-Interest Expense	(39,848)	(20,188)	(17,243)	(1,725)	(79,004)
Income Before Income Taxes	33,202	22,283	4,472	12,752	72,709
Provision for Income Taxes	(12,285)	(8,133)	(1,655)	(4,207)	(26,280)
Allocated Net Income	$20,917	$14,150	$2,817	$8,545	$46,429
Total Assets at June 30, 2005	$3,786,308	$2,512,459	$216,626	$3,544,297	$10,059,690

Six Months Ended June 30, 2006
Net Interest Income	$116,326	$66,795	$8,882	$10,055	$202,058
Provision for Credit Losses	4,357	738	999	(1,264)	4,830
Net Interest Income After Provision for Credit Losses	111,969	66,057	7,883	11,319	197,228
Non-Interest Income	46,952	18,267	35,307	5,247	105,773
	158,921	84,324	43,190	16,566	303,001
Non-Interest Expense	(81,721)	(41,252)	(33,454)	(3,133)	(159,560)
Income Before Income Taxes	77,200	43,072	9,736	13,433	143,441
Provision for Income Taxes	(28,564)	(24,551)	(3,594)	(4,206)	(60,915)
Allocated Net Income	$48,636	$18,521	$6,142	$9,227	$82,526
Total Assets at June 30, 2006	$3,946,568	$2,676,749	$228,584	$3,473,289	$10,325,190

Six Months Ended June 30, 2005
Net Interest Income	$106,480	$67,770	$8,510	$18,937	$201,697
Provision for Credit Losses	7,016	652	(1)	(7,667)	—
Net Interest Income After Provision for Credit Losses	99,464	67,118	8,511	26,604	201,697
Non-Interest Income	43,939	19,622	34,882	4,546	102,989
	143,403	86,740	43,393	31,150	304,686
Non-Interest Expense	(80,121)	(41,928)	(34,058)	(3,760)	(159,867)
Income Before Income Taxes	63,282	44,812	9,335	27,390	144,819
Provision for Income Taxes	(23,414)	(16,514)	(3,454)	(9,486)	(52,868)
Allocated Net Income	$39,868	$28,298	$5,881	$17,904	$91,951
Total Assets at June 30, 2005	$3,786,308	$2,512,459	$216,626	$3,544,297	$10,059,690

Note 5.           Pension Plans and Postretirement Benefit Plan

Components of net periodic cost for the aggregated pension plans and the postretirement benefit plan for the three and six months ended June 30, 2006 and 2005 are presented in the following table:

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2006	2005	2006	2005
Three Months Ended June 30,
Service Cost	$—	$—	$290	$285
Interest Cost	1,170	1,125	480	500
Expected Return on Plan Assets	(1,261)	(1,185)	—	—
Amortization of Unrecognized Net Transition Obligation	—	—	146	146
Recognized Net Actuarial Loss (Gain)	468	421	(34)	(41)
Total Net Periodic Cost	$377	$361	$882	$890

Six Months Ended June 30,
Service Cost	$—	$—	$580	$540
Interest Cost	2,340	2,250	960	950
Expected Return on Plan Assets	(2,522)	(2,370)	—	—
Amortization of Unrecognized Net Transition Obligation	—	—	293	293
Recognized Net Actuarial Loss (Gain)	937	841	(70)	(83)
Total Net Periodic Cost	$755	$721	$1,763	$1,700

There were no significant changes from the previously reported $2.0 million in contributions expected to be paid during 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements concerning, among other things, the economic and business environment in the Company’s service area and elsewhere, credit quality, anticipated net income and other financial and business matters in future periods.  The Company’s forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected for a variety of reasons, including, but not limited to: 1) unanticipated changes in business and economic conditions, the competitive environment, taxing authority interpretations, legislation in Hawaii and the other markets the Company serves, or the timing and interpretation of proposed accounting standards; 2) changes in the Company’s credit quality or risk profile that may increase or decrease the required level of reserve for credit losses; 3) changes in market interest rates that may affect the Company’s credit markets and ability to maintain its net interest margin; 4) unpredictable costs and other consequences of legal, tax or regulatory matters involving the Company; 5) changes to the amount and timing of the Company’s proposed equity repurchases; 6) real or threatened acts of war or terrorist activity affecting business conditions; and 7) adverse weather, public health and other natural conditions impacting the Company and its customers’ operations.  For further discussion of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements, please refer to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the U.S. Securities and Exchange Commission (the “SEC”).  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements.  The Company does not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

OVERVIEW

The Company’s net income for the second quarter of 2006 was $37.2 million, including a Provision for Credit Losses (“Provision”) of $2.1 million. The second quarter of 2006 also included a charge of $8.8 million related to the recently enacted tax legislation. Net income for the second quarter of 2005 was $46.4 million, which did not include a Provision. Net income for the first six months of 2006 was $82.5 million, including a Provision of $4.8 million, compared to net income of $92.0 million, with no Provision, for the first six months of 2005.

The return on average assets for the first six months of 2006 was 1.64% compared to 1.87% for the same prior year period. The return on average equity for the first six months of 2006 was 23.93% compared to 24.78% for the same prior year period.

The efficiency ratio for the first six months of 2006 was 51.83% compared to 52.47% in the same prior year period. For the first six months of 2006 compared to the same period in 2005, operating leverage, which is defined as the change in income before the Provision and provision for income taxes, was 2.38%.

As of June 30, 2006 and 2005, the ratio of the allowance for loan and lease losses to loans and leases outstanding was 1.41% and 1.65%, respectively.  As of the same periods, the leverage capital ratio was 7.09% and 7.14%, respectively.

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

The Plan consists of five key elements:

•      Accelerate revenue growth in our island markets

•      Better integrate our business segments

•      Continue to develop our management teams

•      Improve operating efficiency

•      Maintain a culture of dependable risk and capital management

During the first two years of the Plan, the Company made progress on each element of the Plan.

Table 1 presents the Company’s financial highlights and performance ratios for the three and six months ended June 30, 2006 and 2005.

Highlights (Unaudited)	Table 1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands except per share amounts)	2006	2005	2006	2005
For the Period:
Interest Income	$140,769	$124,105	$276,172	$244,263
Net Interest Income	99,856	101,039	202,058	201,697
Net Income	37,176	46,429	82,526	91,951
Basic Earnings Per Share	0.74	0.90	1.63	1.75
Diluted Earnings Per Share	0.73	0.87	1.60	1.69
Dividends Declared Per Share	0.37	0.33	0.74	0.66

Net Income to Average Total Assets (ROA)	1.47%	1.87%	1.64%	1.87%
Net Income to Average Shareholders’ Equity (ROE)	21.70	25.98	23.93	24.78
Net Interest Margin [1]	4.25	4.36	4.33	4.39
Efficiency Ratio [2]	51.45	52.07	51.83	52.47

Average Assets	$10,169,341	$9,969,243	$10,130,718	$9,907,845
Average Loans and Leases	6,317,623	6,090,149	6,250,035	6,045,609
Average Deposits	7,728,227	7,747,331	7,735,384	7,717,729
Average Shareholders’ Equity	687,083	716,767	695,424	748,344
Average Equity to Average Assets	6.76%	7.19%	6.86%	7.55%

Market Price Per Share of Common Stock:
Closing	$49.60	$50.75	$49.60	$50.75
High	54.51	51.30	55.15	51.30
Low	48.33	43.82	48.33	43.82

	June 30,
	2006	2005
At Period End:
Net Loans and Leases	$6,350,590	$6,049,831
Total Assets	10,325,190	10,059,690
Deposits	7,766,033	7,726,758
Long-Term Debt	242,749	242,674
Shareholders’ Equity	666,728	712,169

Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.41%	1.65%
Dividend Payout Ratio [3]	50.00	36.67
Leverage Capital Ratio	7.09	7.14

Book Value Per Common Share	$13.18	$13.73

Full-Time Equivalent Employees	2,563	2,561
Branches and Offices	86	86

1 The net interest margin is defined as net interest income, on a fully-taxable equivalent basis, as a percentage of average earning assets.

2  The efficiency ratio is defined as non-interest expense divided by total revenue (net interest income and non-interest income).

3  Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share for the quarter.

ANALYSIS OF STATEMENT OF INCOME

Net Interest Income

Net interest income on a taxable equivalent basis for the three and six month periods ended June 30, 2006 decreased $1.0 million and increased $0.6 million, respectively, compared to the same prior year periods.

The net interest margin for the three months ended June 30, 2006 was 4.25%, an 11 basis point decrease from the same prior year period. The net interest margin for the first six months of 2006 was 4.33%, a six basis point decrease from the same period in 2005. The decrease in net interest margin compared to the same periods in 2005 was primarily due to the rise in the Company’s funding costs as a result of increases in rates paid on interest-bearing deposits and higher short-term interest rates, which resulted in higher costs for short term borrowings and securities sold under agreements to repurchase (“repos”). Partially offsetting the increase in the Company’s funding costs was the increase in interest income on earning assets.

Interest income on the investment securities portfolio, which consists primarily of mortgage-backed securities, increased from both periods in 2005 due to higher yields on securities acquired. Interest income from loans and leases also increased from both periods in 2005 as a result of higher yields earned, which were consistent with increases in benchmark interest rates and increases in average balance outstanding. Slightly offsetting the increase in loans and leases interest income was the decrease in lease financing income and average yield due to the reversal of previously recognized income amounts following the enactment of TIPRA, which required a recalculation of two leveraged leases. For further information on TIPRA, refer to Note 2 of the Consolidated Financial Statements, which is incorporated by reference in this Item.

Average balances, related income and expenses, and resulting yields and rates are presented in Table 2. An analysis of the change in net interest income is presented in Table 3.

Consolidated Average Balances and Interest Rates - Taxable Equivalent Basis (Unaudited)	Table 2

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005			June 30, 2006			June 30, 2005
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$5.7	$0.1	3.82%	$6.0	$—	2.36%	$5.5	$0.1	3.57%	$5.4	$0.1	2.17%
Funds Sold	13.9	0.2	4.89	23.1	0.2	2.87	12.5	0.3	4.77	17.9	0.2	2.70
Investment Securities
Available for Sale	2,564.2	31.4	4.90	2,542.5	28.1	4.42	2,576.7	62.4	4.85	2,517.0	55.4	4.41
Held to Maturity	429.5	4.6	4.34	544.1	5.5	4.06	436.6	9.4	4.31	559.3	11.4	4.06
Loans Held for Sale	8.9	0.1	6.25	15.1	0.2	5.72	10.4	0.3	6.12	14.1	0.4	5.57
Loans and Leases [1]
Commercial and Industrial	967.5	17.6	7.29	958.2	14.5	6.06	950.0	33.8	7.17	938.7	27.8	5.98
Construction	176.7	3.6	8.08	121.0	1.8	5.94	159.8	6.4	8.06	113.9	3.2	5.68
Commercial Mortgage	598.8	9.9	6.66	599.3	8.8	5.89	585.4	19.1	6.58	602.6	17.4	5.81
Residential Mortgage	2,461.4	36.6	5.94	2,349.3	33.1	5.65	2,448.8	72.3	5.90	2,341.4	65.8	5.62
Other Revolving Credit and Installment	718.0	16.3	9.10	740.9	15.4	8.36	721.8	32.2	9.00	739.5	30.5	8.32
Home Equity	900.5	16.6	7.39	822.3	11.6	5.64	890.6	31.8	7.20	809.0	22.0	5.49
Lease Financing	494.7	3.7	2.99	499.2	4.7	3.73	493.6	7.9	3.20	500.5	9.5	3.78
Total Loans and Leases	6,317.6	104.3	6.61	6,090.2	89.9	5.91	6,250.0	203.5	6.54	6,045.6	176.2	5.86
Other	79.4	0.3	1.37	66.3	0.3	1.64	79.4	0.5	1.37	60.1	0.7	2.40
Total Earning Assets [2]	9,419.2	141.0	5.99	9,287.3	124.2	5.35	9,371.1	276.5	5.92	9,219.4	244.4	5.32
Cash and Non-Interest-Bearing Deposits	304.3			305.8			318.0			310.6
Other Assets	445.8			376.1			441.6			377.8
Total Assets	$10,169.3			$9,969.2			$10,130.7			$9,907.8

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,611.7	3.9	0.97	$1,667.3	2.4	0.58	$1,633.1	7.2	0.89	$1,642.9	4.1	0.50
Savings	2,699.0	9.4	1.39	2,970.8	4.8	0.65	2,727.4	16.5	1.22	2,971.5	9.2	0.62
Time	1,432.6	11.4	3.20	1,159.0	6.4	2.20	1,371.5	20.6	3.02	1,137.0	11.9	2.11
Total Interest-Bearing Deposits	5,743.3	24.7	1.72	5,797.1	13.6	0.94	5,732.0	44.3	1.56	5,751.4	25.2	0.88
Short-Term Borrowings	219.0	2.7	4.99	164.0	1.2	2.92	198.6	4.7	4.75	146.4	2.0	2.70
Securities Sold Under Agreements to Repurchase	855.9	9.8	4.57	658.9	4.6	2.78	814.2	17.7	4.36	618.5	7.9	2.57
Long-Term Debt	242.7	3.7	6.15	242.7	3.7	6.16	242.7	7.4	6.16	245.6	7.5	6.15
Total Interest-Bearing Liabilities	7,060.9	40.9	2.32	6,862.7	23.1	1.35	6,987.5	74.1	2.14	6,761.9	42.6	1.27
Net Interest Income		$100.1			$101.1			$202.4			$201.8
Interest Rate Spread			3.67%			4.00%			3.78%			4.05%
Net Interest Margin			4.25%			4.36%			4.33%			4.39%
Non-Interest-Bearing Demand Deposits	1,984.9			1,950.2			2,003.4			1,966.4
Other Liabilities	436.4			439.5			444.4			431.2
Shareholders’ Equity	687.1			716.8			695.4			748.3
Total Liabilities and Shareholders’ Equity	$10,169.3			$9,969.2			$10,130.7			$9,907.8

1  Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.

2  Interest income includes taxable-equivalent basis adjustment based upon a statutory tax rate of 35%.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis (Unaudited)	Table 3

	Six Months Ended
	June 30, 2006 compared to June 30, 2005
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(0.1)	$0.2	$0.1
Investment Securities
Available for Sale	1.3	5.7	7.0
Held to Maturity	(2.6)	0.6	(2.0)
Loans Held for Sale	(0.1)	—	(0.1)
Loans and Leases
Commercial and Industrial	0.3	5.7	6.0
Construction	1.6	1.6	3.2
Commercial Mortgage	(0.5)	2.2	1.7
Residential Mortgage	3.1	3.4	6.5
Other Revolving Credit and Installment	(0.7)	2.4	1.7
Home Equity	2.4	7.4	9.8
Lease Financing	(0.2)	(1.4)	(1.6)
Total Loans and Leases	6.0	21.3	27.3
Other	0.2	(0.4)	(0.2)
Total Change in Interest Income	4.7	27.4	32.1

Change in Interest Expense:
Interest-Bearing Deposits
Demand	—	3.1	3.1
Savings	(0.9)	8.2	7.3
Time	2.8	5.9	8.7
Total Interest-Bearing Deposits	1.9	17.2	19.1
Short-Term Borrowings	0.9	1.8	2.7
Securities Sold Under Agreements to Repurchase	3.1	6.7	9.8
Long-Term Debt	(0.1)	—	(0.1)
Total Change in Interest Expense	5.8	25.7	31.5

Change in Net Interest Income	$(1.1)	$1.7	$0.6

1  The changes for each category of interest income and expense are divided between the portion of changes attributable to the variance in volume or rate for that category.

Provision for Credit Losses

In the second quarter of 2006, the Company recorded a Provision for Credit Losses (“Provision”) of $2.1 million compared with no Provision in the second quarter of 2005.  The Provision increase is based on management’s assessment of individual borrowers and historical loss experience, supplemented as necessary by observed changes in trends, conditions and other relevant environmental and economic factors.  For information on the reserve for credit losses, refer to the “Corporate Risk Profile – Reserve for Credit Losses” section.

Non-Interest Income

Non-interest income increased $2.5 million or 5% and $2.8 million or 3% for the three and six months ended June 30, 2006, respectively, from the comparable prior year periods.

Trust and asset management income increased $0.5 million or 3% and $0.7 million or 2%, respectively, for the three and six months ended June 30, 2006 compared to the same periods in 2005. The increase in fee income was due to an improvement in market conditions, which resulted in an increase in the average market value of assets under management, as well as an increase in investment advisory fees on money market assets.

Mortgage banking income was unchanged for the three months ended June 30, 2006 compared with the same prior year period, and increased $0.4 million or 7%, for the six months ended June 30, 2006, compared to the same period in 2005.  On a year-to-date comparison, the increase was largely due to higher net servicing income as a result of a slowdown in prepayments, partially offset by lower gains on sales of mortgage loans.

Fees, exchange and other service charges increased $0.4 million or 3% and $1.4 million or 5%, respectively, for the three and six months ended June 30, 2006 compared to the same prior year periods. This increase was primarily due to higher interchange income as a result of a growth in the number of cards issued, as well as an increase in transaction volume from existing cardholders.

Insurance income increased $0.4 million or 8% and decreased by $0.4 million or 4% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. The increase from the second quarter of 2005 was a result of increased commission and brokerage income. On the year-to-date comparison, the decrease was primarily due to lower annuity and life insurance product income.

Other non-interest income increased $1.5 million or 33% and increased $1.0 million or 10% for the three and six months ended June 30, 2006, respectively, compared to the same prior year periods.  The second quarter of 2006 included higher gains from disposal of leased equipment.  The first six months of 2006 included higher mutual fund and retail brokerage income.

Non-Interest Expense

Non-interest expense decreased $0.3 million for the three and six months ended June 30, 2006, or less than 1%, respectively, compared to the same prior year periods.

Salaries and benefits expense increased $1.0 million or 2% and $2.0 million or 2%, respectively, for the three and six months ended June 30, 2006 compared to the same prior year periods.  The increases are primarily due to annual increases in base salaries.

Salaries and Benefits (Unaudited)	Table 4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2006	2005	2006	2005
Salaries	$27,727	$26,758	$54,451	$52,869
Incentive Compensation	3,844	3,725	8,165	7,693
Share-Based Compensation	1,631	1,828	3,112	3,543
Commission Expense	1,833	2,281	3,755	4,533
Retirement and Other Benefits	4,833	4,437	10,068	9,205
Payroll Taxes	2,297	2,205	5,682	5,658
Medical, Dental, and Life Insurance	2,185	1,823	4,346	4,054
Separation Expense	461	799	1,018	1,070
Total Salaries and Benefits	$44,811	$43,856	$90,597	$88,625

Net equipment expense declined by $0.6 million or 11% and $1.0 million or 9%, respectively, for the three and six months ended June 30, 2006, compared to the same prior year periods as a result of decreased technology expense.

Professional fees decreased $0.3 million or 11% and $2.9 million or 49%, respectively, for the three and six months ended June 30, 2006 compared to the same prior year periods.  These decreases were primarily due to the reduction of legal fees as a result of the conclusion of various legal matters.

Other non-interest expense decreased $0.5 million or 3% and increased $1.4 million or 4%, respectively for the three and six months ended June 30, 2006 compared to the same periods in 2005.  The decrease in other non-interest expense compared to the second quarter of 2005 was primarily due to the settlement of a legal matter.  On a year-to-date basis, the increase was largely due to higher advertising, mileage program travel and data services expenses.

Provision for Income Taxes

The effective tax rate for the six months ended June 30, 2006 was 42.47% compared to 36.51% for the comparable period of 2005. The increase in the effective tax rate was due to the enactment of TIPRA. For further information, refer to Note 2 of the Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Investment Securities

Investment securities totaled approximately $2.9 billion as of June 30, 2006, and $3.0 billion as of December 31, 2005 and June 30, 2005. Investment securities with a book value of $1.8 billion at June 30, 2006, $1.7 billion at December 31, 2005 and $1.5 billion at June 30, 2005 were pledged to secure deposits of government entities and repos.

Table 5 presents the details of the investment securities portfolio at June 30, 2006, December 31, 2005 and June 30, 2005.

Investment Securities (Unaudited)	Table 5

	Amortized	Fair
(dollars in thousands)	Cost	Value
At June 30, 2006
Securities Available for Sale:
Debt Securities Issued by the U.S. Treasury and Agencies	$186,626	$184,389
Debt Securities Issued by States and Municipalities	37,546	36,682
Mortgage-Backed Securities	2,041,740	1,968,564
Other Debt Securities	333,242	322,532
Total	$2,599,154	$2,512,167
Securities Held to Maturity:
Debt Securities Issued by States and Municipalities	$70	$71
Mortgage-Backed Securities	426,840	408,132
Total	$426,910	$408,203
At December 31, 2005
Securities Available for Sale:
Debt Securities Issued by the U.S. Treasury and Agencies	$100,558	$100,111
Debt Securities Issued by States and Municipalities	33,240	32,960
Mortgage-Backed Securities	2,113,645	2,079,852
Other Debt Securities	333,418	325,292
Total	$2,580,861	$2,538,215
Securities Held to Maturity:
Debt Securities Issued by States and Municipalities	$70	$72
Mortgage-Backed Securities	454,170	442,917
Total	$454,240	$442,989
At June 30, 2005
Securities Available for Sale:
Debt Securities Issued by the U.S. Treasury and Agencies	$68,620	$68,906
Debt Securities Issued by States and Municipalities	19,863	20,090
Mortgage-Backed Securities	2,092,440	2,094,429
Other Debt Securities	333,552	330,726
Total	$2,514,475	$2,514,151
Securities Held to Maturity:
Debt Securities Issued by States and Municipalities	$90	$94
Mortgage-Backed Securities	526,677	522,899
Total	$526,767	$522,993

Table 6 presents temporarily impaired investment securities as of June 30, 2006, December 31, 2005 and June 30, 2005.

Temporarily Impaired Investment Securities (Unaudited)	Table 6

	Temporarily Impaired		Temporarily Impaired
	Less Than 12 Months		12 Months or Longer		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2006
Debt Securities Issued by the U.S. Treasury and Agencies	$177,086	$(2,306)	$415	$(2)	$177,501	$(2,308)
Debt Securities Issued by State and Municipalities	28,347	(705)	6,525	(171)	34,872	(876)
Mortgage-Backed Securities	1,128,149	(39,135)	1,112,801	(54,654)	2,240,950	(93,789)
Other Debt Securities	—	—	314,406	(10,778)	314,406	(10,778)
Total Temporarily Impaired Investment Securities
June 30, 2006	$1,333,582	$(42,146)	$1,434,147	$(65,605)	$2,767,729	$(107,751)
December 31, 2005	$1,510,314	$(23,833)	$1,169,813	$(35,841)	$2,680,127	$(59,674)
June 30, 2005	$877,405	$(6,100)	$730,085	$(12,373)	$1,607,490	$(18,473)

The gross unrealized losses on temporarily impaired investment securities at June 30, 2006 represent 4% of the total amortized cost of total investment securities. These unrealized losses were primarily attributable to the general rise in interest rates. The Company has both the intent and ability to hold the securities for the time necessary to recover the amortized cost.

Loans and Leases

As of June 30, 2006, loans and leases outstanding were $6.4 billion, an increase of $273.1 million from December 31, 2005 and an increase of $290.2 million from June 30, 2005.  Commercial loans increased $215.5 million or 10% from December 31, 2005 and $125.9 million or 6% from June 30, 2005 due to growth in commercial mortgages and construction loans. Consumer loans increased $164.3 million or 4% from June 30, 2005 primarily as a result of increases in residential mortgage and home equity loans due to a strong Hawaii residential real estate market. Table 7 presents the composition of the loan portfolio by major categories and Table 8 presents the composition of consumer loans by geographic area.

Loan and Lease Portfolio Balances (Unaudited)	Table 7

	June 30,	March 31,	December 31,	June 30,
(dollars in thousands)	2006	2006	2005	2005
Commercial
Commercial and Industrial	$1,008,618	$957,893	$918,842	$1,010,597
Commercial Mortgage	619,839	591,770	558,346	563,581
Construction	212,490	154,737	153,682	144,840
Lease Financing	475,549	467,688	470,155	471,600
Total Commercial	2,316,496	2,172,088	2,101,025	2,190,618
Consumer
Residential Mortgage	2,472,937	2,441,664	2,431,198	2,354,636
Home Equity	914,316	888,528	874,400	832,967
Other Revolving Credit and Installment	714,617	719,553	736,364	744,570
Lease Financing	23,259	24,292	25,549	28,627
Total Consumer	4,125,129	4,074,037	4,067,511	3,960,800
Total Loans and Leases	$6,441,625	$6,246,125	$6,168,536	$6,151,418

Consumer Loans by Geographic Area (Unaudited)	Table 8

	June 30,	March 31,	December 31,	June 30,
(dollars in thousands)	2006	2006	2005	2005
Hawaii
Residential Mortgage	$2,237,735	$2,215,270	$2,202,562	$2,129,857
Home Equity	838,377	807,988	789,548	726,314
Other Revolving Credit and Installment	527,759	531,113	548,971	561,305
Lease Financing	23,259	24,292	25,549	28,627
Guam
Residential Mortgage	224,867	219,146	222,020	219,516
Home Equity	10,832	10,075	8,871	8,635
Other Revolving Credit and Installment	122,854	122,048	116,833	108,486
U.S. Mainland
Home Equity	61,875	67,320	72,633	93,806
Other Pacific Islands
Residential Mortgage	10,335	7,248	6,616	5,263
Home Equity	3,232	3,145	3,348	4,212
Other Revolving Credit and Installment	64,004	66,392	70,560	74,779
Total Consumer Loans	$4,125,129	$4,074,037	$4,067,511	$3,960,800

Mortgage Servicing Rights

As of June 30, 2006, the Company’s portfolio of residential loans serviced for third parties totaled $2.5 billion. The increase in interest rates as of the second quarter of 2006 resulted in higher fair value of the mortgage servicing rights. Although recent prepayment speeds for Hawaii mortgages were slightly higher than national averages, prepayments have slowed down on a year-to-date comparison from 2005.

Table 9 presents the changes in the carrying value of mortgage servicing rights, net of a valuation allowance.

Mortgage Servicing Rights (Unaudited)	Table 9

	Six Months Ended	Year Ended	Six Months Ended
(dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Balance at Beginning of Period	$18,010	$18,769	$18,769
Originated Mortgage Servicing Rights	1,956	4,533	2,268
Amortization	(1,216)	(5,292)	(2,798)
Balance at End of Period	$18,750	$18,010	$18,239
Fair Value at End of Period	$30,194	$25,689	$20,886

Other Assets and Other Liabilities

Table 10 presents the major components of other assets and other liabilities.

Other Assets and Other Liabilities (Unaudited)	Table 10

	June 30,	December 31,	June 30,
(dollars in thousands)	2006	2005	2005
Other Assets:
Bank-Owned Life Insurance	$153,157	$150,407	$147,346
Federal Reserve Bank and Federal Home Loan Bank Stock	79,415	79,415	79,415
Low Income Housing Investments	24,921	28,529	32,786
Accounts Receivable	21,690	22,055	21,414
Federal Tax Deposit	61,000	43,000	43,000
Other	48,307	45,769	48,070
Total Other Assets	$388,490	$369,175	$372,031

Other Liabilities:
Incentive Compensation Payable	$7,168	$12,609	$7,246
Insurance Premiums Payable	9,300	8,395	7,425
Reserve for Unfunded Commitments	5,132	5,077	4,576
Self Insurance Reserve	6,180	6,273	5,779
Mortgage Servicing Custody Account	5,425	3,087	3,629
Other	55,105	68,961	54,807
Total Other Liabilities	$88,310	$104,402	$83,462

During the second quarter of 2006, a $18.0 million deposit was placed by the Company with the IRS relating to a review by the IRS of the Company’s tax positions for certain leveraged lease transactions. This deposit is in addition to the $43.0 million deposit placed by the Company with the IRS in 2005 also relating to that review. The placing of the deposits reduces additional accrual of interest and penalties, which was higher than the Company’s funding costs, associated with the potential underpayment of taxes related to these transactions. The Company believes its tax position related to these transactions was proper based on applicable statutes, regulations and case laws at the time the transactions were entered into. The Company believes it has adequate reserves for potential tax exposures as of June 30, 2006. See Note 1 to the Consolidated Financial Statements under the caption “Recently Issued Accounting Pronouncements” for further discussion on leveraged lease transactions.

Deposits

At June 30, 2006, deposits totaled $7.8 billion, a decrease of $141.4 million from December 31, 2005 and an increase of $39.3 million from June 30, 2005.  Although the number of non-interest-bearing demand deposit accounts increased, balances decreased $158.9 million from December 31, 2005 primarily due to lower analyzed business demand and correspondent bank balances. Analyzed business demand decreased as a result of lower target balances due to increases in the earnings credit rate.  Interest-bearing demand and savings balances decreased $75.5 million and $128.2 million, respectively, from December 31, 2005.  The decrease is largely due to migration of retail deposits to higher yielding time deposits, which increased $221.2 million from December 31, 2005.

Average time deposits of $100,000 or more are presented in Table 11.

Average Time Deposits of $100,000 or More (Unaudited)	Table 11

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005	June 30, 2006	June 30, 2005
Average Time Deposits	$770,470	$695,559	$631,831	$740,827	$610,546

Securities Sold Under Agreements to Repurchase

Repos totaled $835.6 million at June 30, 2006, an increase of $226.2 million from December 31, 2005 and a decrease of $25.7 million from June 30, 2005. The increase from December 2005 was due to an additional $101.2 million placement from government entities and $125.0 million in repos placed with private entities in 2006. Private entity repos are at floating interest rates. Repos totaling $275.0 million are indexed to the London Inter Bank Offering Rate (“LIBOR”) and $25.0 million are indexed to the 10 year Constant Maturity Swap Rate (“CMS”). The average rate for all private entity repos was 4.52% at June 30, 2006. The terms of the repos are 9 to 15 years. However, the private entities have the right to terminate repos totaling $100.0 million two years after origination, those totaling $50.0 million quarterly after the third year after origination, those totaling $50.0 million three and a half to four years after origination, and the remaining repos totaling $100.0 million in five years after origination. If the private entity repo agreements are not terminated, the rates become fixed ranging from 3.85% to 5.00% for the respective remaining terms.

Table 12 presents the composition of repos.

Securities Sold Under Agreements to Repurchase (Unaudited)	Table 12

	June 30,	December 31,	June 30,
(dollars in thousands)	2006	2005	2005
Government Entities	$535,563	$434,380	$761,233
Private Entities	300,000	175,000	100,000
Total Securities Sold Under Agreements to Repurchase	$835,563	$609,380	$861,233

Borrowings and Long-Term Debt

Borrowings, including funds purchased and other short-term borrowings, totaled $365.8 million at June 30, 2006, an increase of $88.2 million from December 31, 2005 and $292.3 million from June 30, 2005. The increase in borrowings was due to a higher level of funds purchased in order to satisfy liquidity needs as a result of growth in loans and leases and partially due to lower non-interest-bearing demand balances.

Long-term debt was $242.7 million at June 30, 2006, December 31, 2005 and June 30, 2005. There was no new debt placed during the second quarter of 2006. Of the total long-term debt, $2.5 million of Federal Home Loan Bank of Seattle (“FHLB”) advances will mature in less than a year. For additional information, refer to the “Corporate Risk Profile – Liquidity Management” section of this report.

Shareholders’ Equity

At June 30, 2006, shareholders’ equity totaled $666.7 million, a 3.8% net decrease from December 31, 2005. The net reduction in shareholders’ equity from December 31, 2005 to June 30, 2006 is attributable to the Company’s continuing common stock repurchase program and to dividends paid, partially offset by net income for the first six months of 2006. A further discussion of the Company’s capital is included in the “Corporate Risk Profile – Capital Management” section of this report.

Guarantees

The Company’s standby letters of credit totaled $91.3 million at June 30, 2006, a decrease of $2.6 million from December 31, 2005 and a decrease of $17.8 million from June 30, 2005.

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

The Company evaluates several performance measures of the business segments, the most important of which are net income after capital charge (“NIACC”) and risk adjusted return on capital (“RAROC”).  NIACC is economic net income less a charge for the cost of allocated capital.  The cost of allocated capital is determined by multiplying management’s estimate of a shareholder’s minimum required rate of return on the cost of capital invested (currently 11%) by the segment’s allocated equity.  The Company assumes a cost of capital that is equal to a risk-free rate plus a risk premium.  RAROC is the ratio of economic net income to risk-adjusted equity.  Equity is allocated to each business segment based on an assessment of its inherent risk.  The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company’s overall asset and liability management activities on a proportionate basis.  The basis for the allocation of net interest income is a function of management decisions and assumptions that are subject to change based on changes in current interest rate and market conditions.  Funds transfer pricing also serves to transfer interest rate risk to the Treasury segment.  However, the other business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions within guidelines.  The Provision recorded in the Retail Banking, Commercial Banking and Investment Services Group segments represents actual net charge-offs of these segments.  The Provision charged to the Treasury and Other Corporate segment represents residual changes in the level of the reserve for credit losses.  The business segments are charged an economic provision which is a statistically derived estimate of average annual expected credit losses over an economic cycle.

On a consolidated basis, the Company considers NIACC a measure of shareholder value creation. For the six months ended June 30, 2006, consolidated NIACC was $40.4 million, compared to $43.2 million in the same prior year period. The decline was a result of the TIPRA, which repealed the exclusion from federal income taxation of a portion of the income generated by foreign sales corporations.

The financial results for the three and six months ended June 30, 2006 and 2005 are presented in Table 13 and Note 4 of the Consolidated Financial Statements, which is incorporated by reference in this Item.

The following table summarizes NIACC and RAROC results for the Company’s business segments:

Business Segment Selected Financial Information (Unaudited)	Table 13

			Investment	Treasury
	Retail	Commercial	Services	and Other	Consolidated
(dollars in thousands)	Banking	Banking	Group	Corporate	Total
Three Months Ended June 30, 2006
Allocated Net Income	$25,135	$4,816	$2,861	$4,364	$37,176
Allowance Funding Value	(198)	(602)	(8)	808	—
Provision for Credit Losses	1,862	317	999	(1,109)	2,069
Economic Provision	(3,076)	(2,188)	(85)	—	(5,349)
Tax Effect of Adjustments	522	915	(335)	111	1,213
Income Before Capital Charge	24,245	3,258	3,432	4,174	35,109
Capital Charge	(5,311)	(4,126)	(1,588)	(7,868)	(18,893)
Net Income (Loss) After Capital Charge (NIACC)	$18,934	$(868)	$1,844	$(3,694)	$16,216
RAROC (ROE for the Company)	50%	9%	24%	13%	22%

Three Months Ended June 30, 2005
Allocated Net Income	$20,917	$14,150	$2,817	$8,545	$46,429
Allowance Funding Value	(168)	(601)	(6)	775	—
Provision for Credit Losses	3,531	236	—	(3,767)	—
Economic Provision	(3,435)	(2,430)	(105)	(1)	(5,971)
Tax Effect of Adjustments	27	1,034	41	1,107	2,209
Income Before Capital Charge	20,872	12,389	2,747	6,659	42,667
Capital Charge	(5,259)	(4,510)	(1,646)	(8,295)	(19,710)
Net Income (Loss) After Capital Charge (NIACC)	$15,613	$7,879	$1,101	$(1,636)	$22,957
RAROC (ROE for the Company)	44%	30%	18%	14%	26%

Six Months Ended June 30, 2006
Allocated Net Income	$48,636	$18,521	$6,142	$9,227	$82,526
Allowance Funding Value	(387)	(1,149)	(16)	1,552	—
Provision for Credit Losses	4,357	738	999	(1,264)	4,830
Economic Provision	(6,236)	(4,470)	(188)	(1)	(10,895)
Tax Effect of Adjustments	839	1,806	(294)	(107)	2,244
Income Before Capital Charge	47,209	15,664	6,643	9,407	78,705
Capital Charge	(10,704)	(8,496)	(3,216)	(15,844)	(38,260)
Net Income (Loss) After Capital Charge (NIACC)	$36,505	$6,950	$3,427	$(6,437)	$40,445
RAROC (ROE for the Company)	49%	20%	23%	15%	24%

Six Months Ended June 30, 2005
Allocated Net Income	$39,868	$28,298	$5,881	$17,904	$91,951
Allowance Funding Value	(331)	(1,202)	(12)	1,545	—
Provision for Credit Losses	7,016	652	(1)	(7,667)	—
Economic Provision	(6,941)	(4,886)	(198)	(1)	(12,026)
Tax Effect of Adjustments	94	2,011	78	2,267	4,450
Income Before Capital Charge	39,706	24,873	5,748	14,048	84,375
Capital Charge	(10,546)	(9,092)	(3,208)	(18,325)	(41,171)
Net Income (Loss) After Capital Charge (NIACC)	$29,160	$15,781	$2,540	$(4,277)	$43,204
RAROC (ROE for the Company)	42%	30%	20%	17%	25%

Retail Banking

The Company’s Retail Banking segment offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases and installment loans.  Deposit products include checking, savings and time deposit accounts.  The Retail Banking segment also provides merchant services to its small business customers.  Products and services from the Retail Banking segment are delivered to customers through 73 Hawaii branch locations, approximately 500 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service) and a 24-hour telephone banking service.

The improvement in the segment’s key financial measures for the three and six months ended June 30, 2006 compared to the same periods in 2005 was primarily due to an increase in net interest income and non-interest income.  The increase in net interest income was mainly due to higher earnings credit on the segment’s deposit portfolio, as well as deposit and loan portfolio growth.  The increased non-interest income was primarily due to higher interchange income from debit card sales and transaction volume, greater fee income from policy initiatives and growth in the number of transactional deposit accounts. Also contributing to the positive income trend was lower mortgage servicing rights amortization due to the decline in mortgage loan prepayments. The increase in non-interest expense was mainly due to greater allocated expenses from the support units within the Company.

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

The decline in the segment’s NIACC for the three and six months ended June 30, 2006 compared to the same periods in 2005 was primarily a result of a decrease in net-interest income and non-interest income and an increase in the provision for income taxes. The decline in net-interest income was primarily due to the funding charge associated with the IRS deposit and the charge related to the enactment of TIPRA as discussed on Note 2 of the Consolidated Financial Statements. The decrease in non-interest income was due to lower account analysis fees resulting from higher customer earnings credit rates and a gain on the sale of leased assets recognized in the prior year. The increase in non-interest expense for the three months ended June 30, 2006 compared to the same period in 2005 was due to a gain on sale of foreclosed real estate property recognized as a recovery in the prior year. A goodwill impairment charge recognized in the prior year resulted in a decrease in non-interest expense for the six months ended June 30, 2006. The provision for income taxes increased due to the impact of the TIPRA.

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

The improvement in the segment’s key financial measures for the three and six months ended June 30, 2006 compared to the same periods in 2005 was primarily due to increases in both net interest income and non-interest income. The growth in net interest income was the result of an increase in loan balances and higher earnings credit on the segment’s deposit portfolio. Trust and asset management fee income increased largely due to improved market conditions, resulting in increases in both average market values of assets under management on which a majority of fee income is based and investment advisory fees on money market accounts. Also contributing to the segment’s improvement was the decrease in non-interest expense due to lower legal fees and allocated expenses.

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

The decrease in the segment’s key financial measures for the three and six months ended June 30, 2006 compared to the same periods in 2005 was primarily due to lower net interest income partially offset by lower non-interest expenses and capital charges. The decrease in net interest income was due to higher funding costs associated with the company’s deposit portfolio and increases in both rate and volume of the short-term borrowing portfolio. Non-interest expenses decreased due to reductions in stock-based compensation and separation expense. The capital charge was favorably impacted by a reduction in allocated market risk attributable to the Treasury unit.

CORPORATE RISK PROFILE

Credit Risk

The Company’s credit risk position remained stable and strong during the first six months of 2006 with lower levels of internally criticized loans and non-performing assets. The ratio of non-accrual loans and leases to total loans and leases of 0.08% at June 30, 2006 was slightly lower than 0.09% at December 31, 2005. Annualized net loan and lease charge-offs for the first six months of 2006 as a percent of average loans and leases outstanding was 0.16%, a decrease from 0.25% from the same prior year period.

The Company’s favorable credit risk profile reflected sustained growth in the Hawaii and Mainland economies and improving economic conditions in Guam as well as disciplined commercial and retail underwriting and portfolio management. The quality of the Hawaii-based portfolio continued to improve due to the local economy led by construction and real estate industries and record levels of domestic tourism despite sustained higher energy costs and increasing inflationary trends.

Relative to the Company’s total loan and lease portfolio, domestic airline carriers continued to demonstrate a higher risk profile due to sustained high oil prices and marginal pricing power. In the evaluation of the Reserve for Credit Losses (the “Reserve”), the Company considered the current financial strain on airlines, which offset the impact of the improvement in other components of the loan portfolio. Table 14 below summarizes the Company’s air transportation credit exposure.

Air Transportation Credit Exposure [1] (Unaudited)	Table 14

	June 30, 2006			Dec. 31, 2005	June 30, 2005
		Unused	Total	Total	Total
(dollars in thousands)	Outstanding	Commitments	Exposure	Exposure	Exposure
Passenger Carriers Based In the United States	$68,213	$—	$68,213	$68,829	$86,385
Passenger Carriers Based Outside the United States	19,542	—	19,542	20,678	22,249
Cargo Carriers	13,240	—	13,240	13,240	13,475
Total Air Transportation Credit Exposure	$100,995	$—	$100,995	$102,747	$122,109

1  Exposure includes loans, leveraged leases and operating leases.

Non-Performing Assets

Non-performing assets (“NPAs”) consist of non-accrual loans and leases, foreclosed real estate and other non-performing investments. NPAs decreased by $1.1 million from December 31, 2005 to $5.5 million as of June 30, 2006.

The Company had impaired loans totaling less than $0.1 million at June 30, 2006, unchanged from December 31, 2005.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Consisting primarily of residential mortgages and personal unsecured lines of credit, accruing loans and leases past due 90 days or more were $2.8 million at June 30, 2006, a slight decrease from December 31, 2005 resulting from positive resolutions of past due loans. Accruing loans and leases past due 90 days or more increased by $0.8 million from March 31, 2006 primarily due to timing of resolutions in the first quarter which acted to reduce this amount during that period.

Refer to Table 15 for further information on non-performing assets and accruing loans and leases past due 90 days or more.

Consolidated Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More (Unaudited)	Table 15

	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2006	2006	2005	2005	2005
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$227	$236	$212	$471	$430
Commercial Mortgage	48	52	130	1,617	1,805
Lease Financing	—	—	—	4	1,586
Total Commercial	275	288	342	2,092	3,821
Consumer
Residential Mortgage	4,628	4,922	5,439	5,021	5,968
Home Equity	204	38	39	41	156
Total Consumer	4,832	4,960	5,478	5,062	6,124
Total Non-Accrual Loans and Leases	5,107	5,248	5,820	7,154	9,945
Foreclosed Real Estate	188	358	358	413	292
Other Investments	82	300	300	683	683
Total Non-Performing Assets	$5,377	$5,906	$6,478	$8,250	$10,920

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$—	$—	$—	$9
Commercial Mortgage	—	—	—	—	2,213
Total Commercial	—	—	—	—	2,222
Consumer
Residential Mortgage	1,157	464	1,132	1,545	1,310
Home Equity	86	85	185	83	—
Other Revolving Credit and Installment	1,561	1,390	1,504	1,479	1,417
Lease Financing	—	18	29	51	—
Total Consumer	2,804	1,957	2,850	3,158	2,727
Total Accruing Loans and Leases Past Due 90 Days or More	$2,804	$1,957	$2,850	$3,158	$4,949

Total Loans and Leases	$6,441,625	$6,246,125	$6,168,536	$6,202,546	$6,151,418

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.08%	0.08%	0.09%	0.12%	0.16%

Ratio of Non-Performing Assets to Total Loans and Leases, Foreclosed Real Estate and Other Investments	0.08%	0.09%	0.11%	0.13%	0.18%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases	0.13%	0.13%	0.15%	0.18%	0.26%

Quarter to Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$5,906	$6,478	$8,250	$10,920	$13,365
Additions	1,509	907	1,191	919	3,088
Reductions
Payments	(1,347)	(445)	(2,345)	(1,326)	(5,097)
Return to Accrual	(260)	(985)	(231)	(2,007)	(392)
Sales of Foreclosed Assets	(99)	—	(122)	—	—
Charge-offs/Write-downs	(332)	(49)	(265)	(256)	(44)
Total Reductions	(2,038)	(1,479)	(2,963)	(3,589)	(5,533)
Balance at End of Quarter	$5,377	$5,906	$6,478	$8,250	$10,920

Reserve for Credit Losses

The Company maintains a Reserve which consists of two components, the Allowance for Loan and Lease Losses (“Allowance”) and a Reserve for Unfunded Commitments (“Unfunded Reserve”). The Reserve provides for the risk of credit losses inherent in the credit extension process and is based on a range of loss estimates derived from a comprehensive quarterly evaluation. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment to address observed changes in trends, conditions, other relevant environmental and economic factors, plus an amount for imprecision of estimates.

The Allowance and the Unfunded Reserve are both increased and decreased through the provisioning process. After considering the evaluation criteria above and net charge-offs, the changes in the Allowance and the Unfunded Reserve resulted in a $4.8 million Provision being recorded for the six months ended June 30, 2006. As a result, the Allowance and the Unfunded Reserve were relatively unchanged from December 31, 2005.

The ratio of the Allowance to total loans and leases outstanding was 1.41% at June 30, 2006, a decrease of seven basis points from December 31, 2005, primarily due to the increase in loans and leases outstanding.

A summary of the Reserve is presented in Table 16.

Consolidated Reserve for Credit Losses (Unaudited)	Table 16

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2006	2005	2006	2005
Balance at Beginning of Period	$96,167	$109,906	$96,167	$113,596
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(677)	(581)	(1,060)	(1,155)
Consumer
Residential Mortgage	(29)	(67)	(39)	(382)
Home Equity	(86)	(406)	(227)	(698)
Other Revolving Credit and Installment	(4,467)	(4,546)	(8,721)	(9,128)
Lease Financing	—	(29)	(12)	(63)
Total Loans and Leases Charged-Off	(5,259)	(5,629)	(10,059)	(11,426)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	1,445	211	1,740	753
Commercial Mortgage	335	32	424	94
Lease Financing	—	130	—	162
Consumer
Residential Mortgage	119	189	241	295
Home Equity	127	125	188	184
Other Revolving Credit and Installment	1,158	1,166	2,621	2,453
Lease Financing	6	33	15	52
Total Recoveries on Loans and Leases Previously Charged-Off	3,190	1,886	5,229	3,993
Net Loan and Lease Charge-Offs	(2,069)	(3,743)	(4,830)	(7,433)
Provision for Credit Losses	2,069	—	4,830	—
Balance at End of Period [1]	$96,167	$106,163	$96,167	$106,163

Components
Allowance for Loan and Lease Losses	$91,035	$101,587	$91,035	$101,587
Reserve for Unfunded Commitments	5,132	4,576	5,132	4,576
Total Reserve for Credit Losses	$96,167	$106,163	$96,167	$106,163

Average Loans and Leases Outstanding	$6,317,623	$6,090,149	$6,250,035	$6,045,609

Ratio of Net Loan and Lease Charge-Offs to Average Loans and Leases Outstanding (annualized)	0.13%	0.25%	0.16%	0.25%
Ratio of Allowance for Loans and Lease Losses to Loans and Leases Outstanding	1.41%	1.65%	1.41%	1.65%

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

Interest Rate Risk

The Company’s balance sheet is sensitive to changes in the general level of interest rates. Interest rate risk arises primarily from the Company’s normal business activities of making loans and taking deposits. Many other factors also affect the Company’s exposure to changes in interest rates, such as general economic and financial conditions, historical pricing relationships and repricing characteristics of instruments.

The objective of the Company’s interest rate risk management is to maximize Net Interest Income (“NII”) over the short and long terms while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.

In managing interest rate risk, the Company, through the Asset/Liability Management Committee (“ALCO”), measures short term and long term sensitivities to changes in interest rates. ALCO utilizes several techniques to manage interest rate risk, which include shifting balance sheet mix or altering the interest rate characteristics of assets and liabilities, changing product pricing strategies, modifying investment portfolio characteristics, or using financial derivative instruments. Expected movements in interest rates are also considered in managing interest rate risk. Thus, as interest rates change, the Company will use different techniques to manage interest rate risk. While available as a tool to manage interest rate risk, the use of financial derivatives has been limited over the past several years.

NII Sensitivity – The Company utilizes NII simulations to analyze short term income sensitivities to changes in interest rates. Table 17 presents, as of June 30, 2006 and 2005, the estimate of the change in NII during a quarterly time frame that would result from a gradual 100 and 200 basis point increase or decrease in interest rates, moving in parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for NII without any change in strategy. The Company’s balance sheet continues to be asset-sensitive based on current assumptions. As a result, NII should generally increase from higher interest rates. To enhance and complement parallel interest rate shifts, additional non-parallel rate scenarios are simulated. These additional tests and analyses indicate that NII may decrease should the yield curve invert and stay inverted for a period of time. Conversely, if the yield curve should become positively sloped from its current relatively flat profile, NII may increase.

Net Interest Income Sensitivity Profile (Unaudited)	Table 17

	Change in Net Interest Income Per Quarter
(dollars in thousands)	June 30, 2006		June 30, 2005
Change in Interest Rates (basis points)
+200	$306	0.3%	$1,830	1.8%
+100	407	0.4	1,119	1.1
-100	(306)	(0.3)	(2,135)	(2.1)
-200	(1,121)	(1.1)	(4,779)	(4.7)

Market Value of Portfolio Equity (“MVPE”) Sensitivity – The MVPE represents the Company’s estimate of the discounted present value of net cash flows derived from individual tangible assets and liabilities and off-balance sheet financial arrangements. At June 30, 2006 and 2005, the MVPE was approximately $1.9 billion. To measure long term exposure to changes in interest rates, the Company analyzes MVPE sensitivity. The MVPE sensitivity measures the net present value change in the Company’s assets and liabilities from changes in interest rates. Table 18 presents, as of June 30, 2006 and 2005, the estimate of the change in MVPE that would occur from an instantaneous 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve. Further enhancing the MVPE analysis are value-at-risk (“VAR”), key rate analysis, duration of equity and the exposure to basis risk and non-parallel yield curve shifts. There are inherent limitations to these measures; however, used along with the MVPE analysis, the Company obtains better overall insight for managing its exposure to changes in interest rates. Based on the additional analyses, the Company estimates its highest exposure is in scenarios where medium term rates rise faster than short and long term rates.

Market Value of Equity Sensitivity Profile (Unaudited)	Table 18

	Change in Market Value of Equity
(dollars in thousands)	June 30, 2006		June 30, 2005
Change in Interest Rates (basis points)
+200	$(139,453)	(7.3)%	$(71,498)	(3.9)%
+100	(61,335)	(3.2)	(15,982)	(0.9)
-100	18,630	1.0	(66,501)	(3.6)
-200	(43,664)	(2.3)	(232,320)	(12.5)

In addition, results of the interest rate risk exposures, particularly NII and MVPE sensitivities, duration of equity and VAR are measured against established ALCO guidelines. Within ALCO guidelines, NII and MVPE exposures are further managed based on forecasted interest rate changes and certain management targets. ALCO guidelines are determined by the amount of available capital and provide some flexibility in managing exposures to actual and expected changes in rates. Since the results are highly dependent on modeling assumptions, assumptions are reviewed and re-validated regularly.

Liquidity Management

Liquidity is managed in an effort to ensure that the Company has continuous access to sufficient, reasonably priced funding to conduct its business and satisfy obligations in a normal manner.

The Bank is a member of the FHLB, which provides an additional source of short- and long-term funding. Outstanding borrowings from the FHLB were $77.5 million at June 30, 2006, December 31, 2005 and June 30, 2005 at a weighted average rate of 3.80%. A total of $2.5 million will mature in less than one year.

Additionally, the Bank maintains a $1.0 billion senior and subordinated bank note program. Under this facility, the Bank may issue additional notes provided that the aggregate amount outstanding does not exceed $1.0 billion. Subordinated notes outstanding under this bank note program totaled $124.8 million at June 30, 2006, December 31, 2005 and June 30, 2005 at a fixed interest rate of 6.875%.

Capital Management

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies. The Company’s objective is to hold sufficient capital on a regulatory basis to exceed the minimum guidelines of a “well capitalized” financial institution, while over the long term optimize shareholder value, support asset growth, reflect risks inherent in its markets and provide protection against unforeseen losses.

At June 30, 2006, shareholders’ equity totaled $666.7 million, a 3.8% net decrease from December 31, 2005. The decrease in shareholders’ equity during the first six months of 2006 was primarily attributable to share repurchases and dividends paid, largely offset by net income.

During the six months ended June 30, 2006, 1.2 million shares of common stock were repurchased under the repurchase program at an average cost of $52.73 per share, totaling $62.9 million. From the beginning of the share repurchase program in July 2001 through June 30, 2006, the Company repurchased a total of 41.2 million shares and returned nearly $1.4 billion to its shareholders at an average cost of $33.88 per share. On July 21, 2006, the Company’s Board of Directors increased the authorization under the share repurchase program by an additional $100.0 million.  This new authorization, combined with the previously announced authorizations of $1.45 billion, brings the total repurchase authority to $1.55 billion. From July 1, 2006 through July 21, 2006, the Company repurchased an additional 80,000 shares of common stock at an average cost of $48.61 per share for a total of $3.9 million, resulting in remaining buyback authority under the repurchase program of $151.2 million.

In July 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.37 per share on the Company’s outstanding shares. The dividend will be payable on September 15, 2006 to shareholders of record at the close of business on August 31, 2006.

Table 19 presents the regulatory capital and ratios as of June 30, 2006, December 31, 2005 and June 30, 2005.

Regulatory Capital and Ratios (Unaudited)	Table 19

		June 30,	December 31,	June 30,
	(dollars in thousands)	2006	2005	2005
	Regulatory Capital
	Shareholders’ Equity	$666,728	$693,352	$712,169
Add:	8.25% Capital Securities of Bancorp Hawaii Capital Trust I	31,425	31,425	31,425
Less:	Goodwill	34,959	34,959	34,959
	Net Unrealized Gains (Losses) on Available for Sale Equity Securities	(55,681)	(27,281)	(301)
	Tier 1 Capital	718,875	717,099	708,936
	Allowable Reserve for Credit Losses	90,545	86,617	86,673
	Qualifying Subordinated Debt	49,932	74,883	74,870
	Unrealized Gains on Available for Sale Equity Securities	5	—	16
	Total Regulatory Capital	$859,357	$878,599	$870,495

	Risk-Weighted Assets	$7,237,985	$6,919,822	$6,915,245

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio	9.93%	10.36%	10.25%
	Total Capital Ratio	11.87	12.70	12.59
	Leverage Capital Ratio	7.09	7.14	7.14

Financial Outlook

The Company’s previous earnings estimate of approximately $187 million in net income for the full year of 2006 has been revised to reflect the $9 million TIPRA adjustment.  The Company currently expects net income for the full year of 2006 to be approximately $178 million.  Good credit quality is expected to allow the Provision to be lower than previously estimated, however the continued flatness of the yield curve and customers seeking higher return uses of cash is expected to reduce the previous estimate for net interest income during the second half of 2006.  An analysis of credit quality is performed quarterly to determine the adequacy of the Reserve.  This analysis determines the timing and amount of the Provision.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk and Interest Rate Risk.

Item 4.            Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 1 - April 30, 2006	180,570	$53.22	179,600	$73,709,383
May 1 - May 31, 2006	220,959	52.30	220,000	62,205,224
June 1 - June 30, 2006	141,800	50.53	141,800	55,039,969
Total	543,329	52.14	541,400

1          The months of April and May included 970 and 959 shares, respectively, purchased from employees in connection with stock option exercises.

These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Company’s common stock on the dates of purchase. There were no shares purchased from employees in connection with stock option exercises in the month of June.

2          The Company repurchased shares during the second quarter of 2006 pursuant to its ongoing share repurchase program that was first announced in July 2001. On July 21, 2006, the Company’s Board of Directors increased the authorization under the share repurchase program by an additional $100.0 million.  This new authorization, combined with the previously announced authorizations of $1.45 billion, brings the total repurchase authority to $1.55 billion. From July 1, 2006 through July 21, 2006, the Company repurchased an additional 80,000 shares of common stock at an average cost of $48.61 per share for a total of $3.9 million, resulting in remaining buyback authority under the repurchase program of $151.2 million. The program has no set expiration or termination date.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual shareholders meeting held on April 28, 2006, the following matters were submitted to a vote of the shareholders:

a.                                       Election of Directors to the Board of Directors: *

S. Haunani Apoliona:

Votes cast for:	44,776,038
Votes withheld:	856,775

Clinton R. Churchill:

Votes cast for:	44,946,981
Votes withheld:	685,832

David A. Heenan:

Votes cast for:	44,190,728
Votes withheld:	1,442,085

Allan R. Landon:

Votes cast for:	44,400,001
Votes withheld:	1,232,812

Kent T. Lucien:

Votes cast for:	45,012,897
Votes withheld:	619,916

b.                                      Approval of Bank of Hawaii Corporation 2004 Stock and Incentive Compensation Plan**

Votes cast for:	34,803,707
Votes cast against:	3,750,703
Broker non-votes:	6,604,890
Abstentions:	473,513

c.                                       Ratification of Selection of an Independent Registered Public Accounting Firm - Ernst & Young LLP

Votes cast for:	41,561,241
Votes cast against:	3,915,545
Abstentions:	156,027

*      The directors are elected by a plurality of the votes cast; therefore, votes cast in the election could not be recorded against or as an abstention, nor could broker non-votes be recorded.

**    A broker non-vote had no effect on this proposal and an abstention had the same effect as a vote against the proposal.

Item 6.           Exhibits

Exhibit Index

Exhibit Number

12	Statement Regarding Computation of Ratios

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 26, 2006	Bank of Hawaii Corporation and Subsidiaries

	By:	/s/ Allan R. Landon
Allan R. Landon
Chairman of the Board,
Chief Executive Officer and President

	By:	/s/ Richard C. Keene
Richard C. Keene
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

12	Statement Regarding Computation of Ratios

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.