Form 10-Q
period 2006-09-30
BANK OF HAWAII CORP
filed 2006-10-25
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
quarterly period ended September 30, 2006

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

1-888-643-3888

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

Common Stock, $.01 par value; outstanding at October 20, 2006 – 49,698,331 shares

Bank of Hawaii Corporation
Form 10-Q
INDEX

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2006	2005	2006	2005
Interest Income
Interest and Fees on Loans and Leases	$110,065	$94,381	$313,824	$270,967
Income on Investment Securities Available-for-Sale	31,949	28,482	94,010	83,788
Income on Investment Securities Held-to-Maturity	4,558	5,109	13,973	16,461
Deposits	50	57	148	116
Funds Sold	66	935	361	1,175
Other	272	270	816	990
Total Interest Income	146,960	129,234	423,132	373,497
Interest Expense
Deposits	28,464	15,766	72,753	40,947
Securities Sold Under Agreements to Repurchase	11,959	6,796	29,651	14,683
Funds Purchased	2,270	901	6,815	2,785
Short-Term Borrowings	82	50	212	127
Long-Term Debt	3,835	3,761	11,293	11,298
Total Interest Expense	46,610	27,274	120,724	69,840
Net Interest Income	100,350	101,960	302,408	303,657
Provision for Credit Losses	2,785	3,000	7,615	3,000
Net Interest Income After Provision for Credit Losses	97,565	98,960	294,793	300,657
Noninterest Income
Trust and Asset Management	14,406	14,052	43,791	42,732
Mortgage Banking	2,394	2,618	7,950	7,802
Service Charges on Deposit Accounts	10,723	10,046	30,550	29,794
Fees, Exchange, and Other Service Charges	16,266	15,394	46,666	44,441
Investment Securities Gains, Net	19	8	19	345
Insurance	6,713	5,324	16,423	15,442
Other	6,366	8,074	17,261	17,949
Total Noninterest Income	56,887	55,516	162,660	158,505
Noninterest Expense
Salaries and Benefits	43,133	44,366	133,730	132,991
Net Occupancy	9,998	9,896	29,017	28,630
Net Equipment	5,285	5,335	15,115	16,183
Professional Fees	2,638	5,689	5,665	11,645
Other	18,751	19,310	55,838	55,014
Total Noninterest Expense	79,805	84,596	239,365	244,463
Income Before Provision for Income Taxes	74,647	69,880	218,088	214,699
Provision for Income Taxes	27,727	25,051	88,642	77,919
Net Income	$46,920	$44,829	$129,446	$136,780
Basic Earnings Per Share	$0.95	$0.87	$2.58	$2.62
Diluted Earnings Per Share	$0.93	$0.85	$2.53	$2.55
Dividends Declared Per Share	$0.37	$0.33	$1.11	$0.99
Basic Weighted Average Shares	49,586,947	51,385,840	50,180,280	52,221,345
Diluted Weighted Average Shares	50,506,267	52,844,961	51,226,763	53,745,612

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

	September 30,	December 31,	September 30,
(dollars in thousands)	2006	2005	2005
Assets
Interest-Bearing Deposits	$5,238	$4,893	$10,119
Funds Sold	—	—	10,000
Investment Securities Available-for-Sale
Held in Portfolio	1,973,719	2,333,417	2,381,462
Pledged as Collateral	678,914	204,798	172,500
Investment Securities Held-to-Maturity (Fair Value of $385,891; $442,989; and $475,884)	397,520	454,240	485,041
Loans Held for Sale	15,336	17,915	18,095
Loans and Leases	6,489,057	6,168,536	6,202,546
Allowance for Loan and Lease Losses	(90,795)	(91,090)	(91,654)
Net Loans and Leases	6,398,262	6,077,446	6,110,892
Total Earning Assets	9,468,989	9,092,709	9,188,109
Cash and Noninterest-Bearing Deposits	283,621	493,825	296,152
Premises and Equipment	127,521	133,913	135,952
Customers’ Acceptances	673	1,056	1,081
Accrued Interest Receivable	49,339	43,033	40,898
Foreclosed Real Estate	409	358	413
Mortgage Servicing Rights	18,995	18,010	18,049
Goodwill	34,959	34,959	34,959
Other Assets	386,709	369,175	369,622
Total Assets	$10,371,215	$10,187,038	$10,085,235
Liabilities
Deposits
Noninterest-Bearing Demand	$1,879,644	$2,134,916	$1,890,904
Interest-Bearing Demand	1,608,774	1,678,454	1,716,306
Savings	2,596,940	2,819,258	2,880,066
Time	1,601,765	1,274,840	1,269,310
Total Deposits	7,687,123	7,907,468	7,756,586
Funds Purchased	160,600	268,110	172,365
Short-Term Borrowings	11,290	9,447	8,537
Securities Sold Under Agreements to Repurchase	1,099,260	609,380	756,407
Long-Term Debt	265,268	242,703	242,692
Banker’s Acceptances	673	1,056	1,081
Retirement Benefits Payable	72,651	71,116	67,136
Accrued Interest Payable	18,659	10,910	9,416
Taxes Payable and Deferred Taxes	280,611	269,094	276,678
Other Liabilities	91,608	104,402	98,026
Total Liabilities	9,687,743	9,493,686	9,388,924
Shareholders’ Equity
Common Stock ($.01 par value); authorized 500,000,000 shares; issued / outstanding: September 2006 - 56,848,799 / 49,809,709; December 2005 - 56,827,483 / 51,276,286; and September 2005 - 81,722,233 / 51,282,537	566	565	815
Capital Surplus	471,908	473,338	463,084
Accumulated Other Comprehensive Loss	(49,422)	(47,818)	(34,697)
Retained Earnings	605,976	546,591	1,366,058
Deferred Stock Grants	—	(11,080)	(5,974)
Treasury Stock, at Cost (Shares: September 2006 - 7,039,090; December 2005 - 5,551,197; and September 2005 - 30,439,696)	(345,556)	(268,244)	(1,092,975)
Total Shareholders’ Equity	683,472	693,352	696,311
Total Liabilities and Shareholders’ Equity	$10,371,215	$10,187,038	$10,085,235

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accum.
				Other
				Compre-		Deferred		Compre-
		Common	Capital	hensive	Retained	Stock	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	Loss	Earnings	Grants	Stock	Income
Balance at December 31, 2005	$693,352	$565	$473,338	$(47,818)	$546,591	$(11,080)	$(268,244)
Comprehensive Income:
Net Income	129,446	—	—	—	129,446	—	—	$129,446
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on
Investment Securities Available-for-Sale	(1,604)	—	—	(1,604)	—	—	—	(1,604)
Total Comprehensive Income								$127,842
Common Stock Issued under Share-Based Compensation Plans and Related Tax Benefits (730,432 shares)	30,766	1	(1,430)	—	(13,764)	11,080	34,879
Common Stock Repurchased (2,194,534 shares)	(112,191)	—	—	—	-	—	(112,191)
Cash Dividends Paid	(56,297)	—	—	—	(56,297)	—	—
Balance at September 30, 2006	$683,472	$566	$471,908	$(49,422)	$605,976	$—	$(345,556)

Balance at December 31, 2004	$814,834	$813	$450,998	$(12,917)	$1,282,425	$(8,433)	$(898,052)
Comprehensive Income:
Net Income	136,780	—	—	—	136,780	—	—	$136,780
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on
Investment Securities Available-for-Sale	(21,780)	—	—	(21,780)	—	—	—	(21,780)
Total Comprehensive Income								$115,000
Common Stock Issued under Share-Based Compensation Plans and Related Tax Benefits (803,278 shares)	33,268	2	12,086	—	(1,353)	2,459	20,074
Common Stock Repurchased (4,478,932 shares)	(214,997)	—	—	—	—	—	(214,997)
Cash Dividends Paid	(51,794)	—	—	—	(51,794)	—	—
Balance at September 30, 2005	$696,311	$815	$463,084	$(34,697)	$1,366,058	$(5,974)	$(1,092,975)

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2006	2005
Operating Activities
Net Income	$129,446	$136,780
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	7,615	3,000
Goodwill Impairment	—	1,257
Depreciation and Amortization	12,292	14,056
Amortization of Deferred Loan and Lease Fees	(2,350)	(496)
Amortization/Accretion of Premiums/Discounts on Investment Securities, Net	3,086	7,139
Share-Based Compensation	4,017	3,892
Deferred Income Taxes	19,475	8,911
Net Gain on Investment Securities	(19)	(345)
Proceeds from Sales of Loans Held for Sale	242,040	346,950
Originations of Loans Held for Sale	(239,461)	(347,403)
Tax Benefits from Equity Based Compensation	(5,416)	—
Net Change in Other Assets and Other Liabilities	(29,641)	(6,342)
Net Cash Provided by Operating Activities	141,084	167,399

Investing Activities
Proceeds from Redemptions of Investment Securities Available-for-Sale	344,866	503,818
Purchases of Investment Securities Available-for-Sale	(464,103)	(613,559)
Proceeds from Redemptions of Investment Securities Held-to-Maturity	76,183	103,534
Purchases of Investment Securities Held-to-Maturity	(20,250)	—
Net Increase in Loans and Leases	(326,376)	(230,975)
Premises and Equipment, Net	(5,900)	(3,913)
Net Cash Used in Investing Activities	(395,580)	(241,095)

Financing Activities
Net (Decrease) Increase in Deposits	(220,345)	191,919
Net Increase in Short-Term Borrowings	384,213	203,693
Proceeds from Long-Term Debt	25,000	—
Repayments of Long-Term Debt	(2,500)	(10,000)
Tax Benefits from Equity Based Compensation	5,416	—
Proceeds from Issuance of Common Stock	21,341	20,195
Repurchase of Common Stock	(112,191)	(214,997)
Cash Dividends Paid	(56,297)	(51,794)
Net Cash Provided by Financing Activities	44,637	139,016

(Decrease) Increase in Cash and Cash Equivalents	(209,859)	65,320
Cash and Cash Equivalents at Beginning of Period	498,718	250,951
Cash and Cash Equivalents at End of Period	$288,859	$316,271

Supplemental Information
Cash paid for:
Interest	$112,975	$67,445
Income taxes	63,487	20,657

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.           Summary of Significant Accounting Policies

Basis of Presentation

Bank of Hawaii Corporation and its subsidiaries (the “Company”) provides a broad range of financial products and services to customers in Hawaii and the Pacific Islands (Guam, nearby islands and American Samoa).  The Company’s principal subsidiary is Bank of Hawaii (the “Bank”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 permits, but does not require, fair value accounting for hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133.  SFAS No. 155 also eliminates the temporary exemption for interests in securitized financial assets provided for by SFAS No. 133, Implementation Issue D1.  As a result, the Company will be required to evaluate its interests in securitized financial assets to determine whether its interest is a free standing derivative or a hybrid financial instrument that may be subject to the bifurcation requirements of SFAS No. 133.  If the Company’s interest in a securitized financial asset is determined to contain an embedded derivative, that financial instrument is eligible to be accounted for under the fair value accounting provisions of SFAS No. 155.  SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006 as well as to those hybrid financial instruments that had been previously bifurcated under SFAS No. 133.  As of September 30, 2006, the Company did not have any hybrid financial instruments which were bifurcated under SFAS No. 133.  As a result, the adoption of SFAS No. 155 is not expected to have a material impact on the Company’s results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.”  SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable.  Following the initial measurement at fair value, the Company is permitted to choose to either subsequently measure servicing assets at fair value and report changes in fair value in earnings, or amortize the servicing assets in proportion to and over the period of estimated net servicing income or loss and periodically assess for impairment.  The Company expects that the after-tax cumulative-effect adjustment, as of January 1, 2007, will be to increase retained earnings by approximately $7.0 million.  The Company also expects to adopt the fair value measurement provisions of SFAS No. 156 in subsequent re-measurements of the servicing asset.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  FIN No. 48 establishes a recognition threshold and measurement for income tax positions recognized in the Company’s financial statements in accordance with SFAS No. 109.  FIN No. 48 also prescribes a two-step evaluation process for tax positions.  The first step is recognition and the second is measurement.  In evaluating a tax position for recognition, the Company judgmentally evaluates whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate resolution.  As required by the provisions of FIN No. 48, the Company plans to adopt the provisions of the Interpretation on January 1, 2007.  Management is currently evaluating the effect that the provisions of FIN No. 48 will have on the Company’s results of operations and financial condition.

In July 2006, the FASB issued Staff Position (“FSP”) No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which amends SFAS No. 13.  Under the provisions of FSP No. 13-2, a material revision in the timing of expected cash flows of a leveraged lease requires a recalculation of the original lease assumptions.  As required by the provisions of FSP No. 13-2, the Company plans to adopt the provisions of this Staff Position on January 1, 2007 by recording an after-tax cumulative-effect adjustment to retained earnings for any leases that have been determined to have an expected change in the timing of cash flows.  After adoption, a subsequent change in the assumption of expected cash flows that results in a change in the net investment of a leveraged lease shall be recorded as a gain or loss in the period in which the assumption is changed.  The Company has entered into one leveraged lease transaction known as a Lease In/Lease Out (“LILO”) and five Sale In/Lease Out (“SILO”) transactions that are currently under review by the Internal Revenue Service (the “IRS”).  The IRS review of the LILO transaction has progressed further than the review of the SILO transactions. The outcome of these reviews may change the expected timing of cash flows from these leases which would subject these leases to the provisions of FSP No. 13-2.  Based on current discussions with the IRS, the estimated after-tax cumulative-effect reduction to retained earnings as of January 1, 2007 could be as much as $5.0 million for the LILO and as much as $18.0 million for the SILOs.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This standard requires the Company to recognize in its statement of condition an asset for a plan’s overfunded status or a liability for a plan’s underfunded status.  The Company has two pension plans and a postretirement benefit plan (the “Plans”) which are subject to the provisions of SFAS No. 158.  SFAS No. 158 also requires that the Company measure the Plans’ assets and obligations that determine its funded status as of the end of the fiscal year and to recognize those changes in the year in which the changes occur as a component of other comprehensive income, net of taxes.  The adoption of SFAS No. 158, effective December 31, 2006, is expected to result in an addition to other comprehensive income, net of tax, of between $2.0 million and $6.0 million.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset.  Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts.  EITF Issue No. 06-5, which is effective January 1, 2007, concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4.  The adoption of EITF Issue No. 06-5 is not expected to have a material impact on the Company’s results of operations and financial condition.

Note 2.           Recently-Enacted Legislation

In May 2006, the Tax Increase Prevention and Reconciliation Act (“TIPRA”) was enacted by Congress effective January 1, 2007, which resulted in the repeal of the exclusion from federal income taxation of a portion of the income from foreign sales corporations.  The Company has two leveraged leases that were affected by this legislation.  SFAS No. 13, “Accounting for Leases,” requires that the cumulative-effect of a change in a significant assumption affecting the net income recorded over the entire term of a lease, such as a change in tax law, be recognized as a cumulative-effect adjustment to the lease in the period in which the change occurs.  Accordingly, during the second quarter of 2006, the Company recorded a charge of $8.8 million to reflect the cumulative-effect of the change in tax law.  The charge was comprised of a $0.6 million reduction of lease interest income and an increase of $8.2 million in the provision for income taxes.  TIPRA is not expected to materially increase the Company’s provision for income taxes in future periods.

Note 3.           Share-Based Compensation

The Company adopted SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006 using the “modified prospective” method.  Under this method, stock-based awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123(R).  Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, “Accounting for Stock-Based Compensation.”  Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation under the intrinsic value method as permitted by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  Accordingly, the Company previously recognized no compensation expense for employee stock options that were granted with an exercise price equal to the fair value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) in 2005.

		Three Months Ended	Nine Months Ended
(dollars in thousands, except per share data)	(Unaudited)	September 30, 2005 [1]	September 30, 2005 [1]
Net Income, as reported		$44,829	$136,780
Add:	Share-Based Employee Compensation Expense Included in
	Reported Net Income, Net of Related Tax Effects	847	2,479
Less:	Share-Based Employee Compensation Expense Determined
	Under Fair Value Method, Net of Related Tax Effects [2]	(1,358)	(4,193)
Pro Forma Net Income		$44,318	$135,066

Basic Earnings Per Share — As Reported		$0.87	$2.62
Basic Earnings Per Share — Pro Forma		0.86	2.59
Diluted Earnings Per Share — As Reported		0.85	2.55
Diluted Earnings Per Share — Pro Forma		0.84	2.51

1    Prior period amounts restated to account for forfeitures and adjustment to dividend yield calculations.

2    A Black-Scholes option pricing model was used to determine the fair value of the options granted.

There was no material impact to the Company’s income before provision for income taxes and net income from the adoption of SFAS No. 123(R) on January 1, 2006.  Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options and the vesting of restricted stock as operating cash flows in the Consolidated Statements of Cash Flows.  SFAS No. 123(R) requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those stock options and restricted stock (excess tax benefits) to be reported as financing cash flows.  An excess tax benefit of approximately $5.4 million is classified as financing cash inflows for the nine months ended September 30, 2006.

Employee and director share-based compensation expense recognized for stock options and restricted stock was $4.0 million and $4.2 million for the nine months ended September 30, 2006 and 2005, respectively.  The related income tax benefit recognized was $1.7 million and $1.8 million for the nine months ended September 30, 2006 and 2005, respectively.

Director Stock Compensation Program

The Company has a Director Stock Compensation Program that annually grants shares of restricted common stock (“Restricted Shares”) and stock options to purchase common shares to each non-employee director.  The exercise price of the stock options is based on the closing market price of the shares on the date that the options are granted.  The Restricted Shares and the stock options are generally not transferable.  The total number of shares authorized for awards under the Director Stock Compensation Program was 471,900 as of September 30, 2006.

Stock options granted in 2005 and 2006 vest ratably over three years and expire at the earliest of 1) three months after termination of the director’s membership on the Company’s Board of Directors (the “Board”) for any reason other than death or disability; 2) one year after termination of the director’s membership on the Board due to death or disability; or 3) ten years after the date of grant.  The Restricted Shares vest after three years or upon death or disability, if earlier.

Stock options granted prior to 2005 are immediately exercisable and expire ten years from the date of grant. However, the shares received upon exercise of the stock options (“Option Shares”) are restricted.  The restriction period for both Restricted Shares and Option Shares continues as long as the director remains on the Board.  If an optionee ceases to serve as a director prior to the end of his or her term, for any reason other than death, disability or change in control of the Company, the Option Shares will be redeemed by the Company at the exercise price and any unexercised options and restricted shares are forfeited.  As of September 30, 2006, there were 214,571 stock options and 28,263 Restricted Shares outstanding under this program.

Employee Stock Option Plans

The Company’s employee stock option plans are shareholder approved and administered by the Compensation Committee of the Board.  Awards under the employee stock option plans may include stock options, stock appreciation rights, restricted stock and restricted stock units.  The total number of shares authorized for awards under the 2004 Employee Stock Option Plan is 1.7 million as of September 30, 2006.

Stock Options

Stock options provide grantees the option to purchase shares of common stock at a specified exercise price and, generally, expire ten years from the date of grant.  Stock option grants include incentive and nonqualified stock options whose vesting may be based on a service period and/or Company performance measures.  Generally, options granted prior to December 2005 had vesting terms of one or three years.  Options granted in December 2005 and in prior years were fully vested as of December 31, 2005.  The exercise prices were equal to the fair value of the shares on the dates the options were granted.  The Company recognizes compensation expense, measured as the fair value of the stock option on the date of grant, on a straight-line basis over the vesting period.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company’s common stock over the expected term of the options, excluding the interim years 2000-2003.  The Company uses historical data to estimate option exercise and employee termination within the option pricing model.  The expected term of stock options granted is derived from the output of the option pricing model and represents the period of time that stock options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the date of grant.

	Nine Months Ended
	September 30,
(Unaudited)	2006	2005
Weighted Average Fair Value of Stock Options Granted	$11.99	$9.58
Assumptions:
Average Risk-Free Rate	4.92%	3.90%
Average Expected Volatility	22.07%	22.70%
Expected Dividend Yield	2.73%	2.80%
Expected Life	5.6 years	5.6 years

The following table presents the activity related to stock options under all plans for the nine months ended September 30, 2006.

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
(Unaudited)	Options	Exercise Price	(in years)	(in thousands)
Stock Options Outstanding at January 1, 2006	3,011,653	$29.71
Granted	24,101	54.31
Exercised	(605,632)	26.77
Forfeited or Expired	(5,980)	36.37
Stock Options Outstanding at September 30, 2006	2,424,142	30.66	5.8	$42,417
Stock Options Exercisable at September 30, 2006	2,386,331	30.33	5.8	42,554

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the nine months ended September 30, 2006 and 2005 were $10.8 million and $15.2 million, respectively.

Cash received from stock option exercises for the nine months ended September 30, 2006 and 2005 were $16.3 million and $15.1 million, respectively.  The tax benefit realized for the deductions related to the stock option exercises were $4.2 million and $5.6 million for the nine months ended September 30, 2006 and 2005, respectively.

The Company reissues treasury stock to satisfy stock option exercises.

Restricted Stock

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures.  During the restriction period, all shares are considered outstanding and dividends are paid on the Restricted Stock.  The Restricted Stock vests over periods ranging from three to ten years from the date of grant, although accelerated vesting was provided for in certain grants, based on the attainment of defined Company performance measures.  The Company recognizes compensation expense, measured as the quoted market price of the Restricted Stock on the date of grant, on a straight-line basis over the vesting period for service period vesting, plus additional recognition of the costs associated with accelerated vesting based upon projected attainment of Company performance measures.  Restricted Stock is forfeited if an employee terminates prior to vesting.

As of September 30, 2006, unrecognized compensation cost related to unvested Restricted Stock was $7.0 million.  The cost is expected to be recognized over a weighted average period of 2.2 years.  The total grant date fair value of Restricted Stock which vested during the nine months ended September 30, 2006 and 2005 was $4.0 million and $5.2 million, respectively.

The following table presents the activity for Restricted Stock for the nine months ended September 30, 2006.

(Unaudited)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2005	306,747	$41.36
Granted	55,575	52.98
Vested	(96,548)	41.73
Forfeited	(19,017)	37.25
Unvested as of September 30, 2006	246,757	$44.15

Restricted Stock Units

Restricted Stock Units (“RSUs”) entitle grantees to a cash payment based upon the fair value of the Company’s common stock at the time the award vests.  During the vesting period, the participant is entitled to dividend equivalent payments equal to dividends declared on the Company’s common stock.  Expenses associated with RSUs are considered share-based compensation expense and are recognized over the vesting period.  The primary RSU grant was made in 2003.  Under this grant, with the achievement of certain performance objectives, 50% of the grant vested April 30, 2004 and the remaining 50% vested March 31, 2005.  For certain grantees, the original award is supplemented with additional RSUs after the original vesting period, based upon the achievement of certain additional performance objectives.  Total expense recognized by the Company for RSUs for the nine months ended September 30, 2006 and 2005 was $0.4 million and $1.5 million, respectively.

The following table presents the activity for RSUs for the nine months ended September 30, 2006 and 2005.

(Unaudited)	Number of Units
Balance as of December 31, 2005	15,000
Granted	5,625
Vested	(15,000)
Balance as of September 30, 2006	5,625

Balance as of December 31, 2004	114,000
Vested	(97,500)
Forfeited	(1,500)
Balance as of September 30, 2005	15,000

Note 4.           Business Segments

The Company’s business segments are defined as Retail Banking, Commercial Banking, Investment Services Group, and Treasury and Other Corporate.  The Company’s internal management accounting process measures the performance of the business segments based on the management structure of the Company.  This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of interest income, expense overhead, the provision for credit losses and capital.  This process is dynamic and requires certain allocations based on judgment and other subjective factors.  Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to GAAP.  Previously reported results have been reclassified to conform to the current organizational reporting structure.

Selected financial information for each segment is presented below for the three and nine months ended September 30, 2006 and 2005.

Business Segment Selected Financial Information (Unaudited)

			Investment	Treasury
	Retail	Commercial	Services	and Other	Consolidated
(dollars in thousands)	Banking	Banking	Group	Corporate	Total
Three Months Ended September 30, 2006
Net Interest Income	$59,397	$33,996	$4,293	$2,664	$100,350
Provision for Credit Losses	2,609	480	—	(304)	2,785
Net Interest Income After Provision for Credit Losses	56,788	33,516	4,293	2,968	97,565
Noninterest Income	25,243	11,929	17,344	2,371	56,887
Noninterest Expense	(43,030)	(19,739)	(15,432)	(1,604)	(79,805)
Income Before Provision for Income Taxes	39,001	25,706	6,205	3,735	74,647
Provision for Income Taxes	(14,430)	(9,682)	(2,296)	(1,319)	(27,727)
Allocated Net Income	24,571	16,024	3,909	2,416	46,920
Total Assets at September 30, 2006	$3,931,334	$2,692,163	$219,715	$3,528,003	$10,371,215

Three Months Ended September 30, 2005
Net Interest Income	$56,537	$34,602	$4,651	$6,170	$101,960
Provision for Credit Losses	2,946	10,564	—	(10,510)	3,000
Net Interest Income After Provision for Credit Losses	53,591	24,038	4,651	16,680	98,960
Noninterest Income	24,136	12,329	16,611	2,440	55,516
Noninterest Expense	(43,068)	(20,155)	(19,002)	(2,371)	(84,596)
Income Before Provision for Income Taxes	34,659	16,212	2,260	16,749	69,880
Provision for Income Taxes	(12,954)	(5,974)	(836)	(5,287)	(25,051)
Allocated Net Income	21,705	10,238	1,424	11,462	44,829
Total Assets at September 30, 2005	$3,830,473	$2,512,802	$209,222	$3,532,738	$10,085,235

Nine Months Ended September 30, 2006
Net Interest Income	$175,788	$100,725	$13,175	$12,720	$302,408
Provision for Credit Losses	6,965	1,218	999	(1,567)	7,615
Net Interest Income After Provision for Credit Losses	168,823	99,507	12,176	14,287	294,793
Noninterest Income	74,149	28,242	52,651	7,618	162,660
Noninterest Expense	(126,851)	(58,892)	(48,886)	(4,736)	(239,365)
Income Before Provision for Income Taxes	116,121	68,857	15,941	17,169	218,088
Provision for Income Taxes	(42,965)	(34,263)	(5,889)	(5,525)	(88,642)
Allocated Net Income	73,156	34,594	10,052	11,644	129,446
Total Assets at September 30, 2006	$3,931,334	$2,692,163	$219,715	$3,528,003	$10,371,215

Nine Months Ended September 30, 2005
Net Interest Income	$163,084	$102,305	$13,161	$25,107	$303,657
Provision for Credit Losses	9,962	11,216	(1)	(18,177)	3,000
Net Interest Income After Provision for Credit Losses	153,122	91,089	13,162	43,284	300,657
Noninterest Income	70,742	29,285	51,493	6,985	158,505
Noninterest Expense	(126,816)	(58,457)	(53,059)	(6,131)	(244,463)
Income Before Provision for Income Taxes	97,048	61,917	11,596	44,138	214,699
Provision for Income Taxes	(35,908)	(22,949)	(4,290)	(14,772)	(77,919)
Allocated Net Income	61,140	38,968	7,306	29,366	136,780
Total Assets at September 30, 2005	$3,830,473	$2,512,802	$209,222	$3,532,738	$10,085,235

Note 5.           Pension Plans and Postretirement Benefit Plan

The components of net periodic benefit cost for the aggregated pension plans and the postretirement benefit plan for the three and nine months ended September 30, 2006 and 2005 are presented in the following table:

		Pension Benefits		Postretirement Benefits
(dollars in thousands)	(Unaudited)	2006	2005	2006	2005
Three Months Ended September 30,
Service Cost		$—	$—	$290	$270
Interest Cost		1,170	1,126	480	475
Expected Return on Plan Assets		(1,261)	(1,183)	—	—
Amortization of Unrecognized Net Transition Obligation		—	—	147	147
Recognized Net Actuarial Loss (Gain)		469	427	(36)	(42)
Total Net Periodic Cost		$378	$370	$881	$850

Nine Months Ended September 30,
Service Cost		$—	$—	$870	$810
Interest Cost		3,510	3,376	1,440	1,425
Expected Return on Plan Assets		(3,783)	(3,553)	—	—
Amortization of Unrecognized Net Transition Obligation		—	—	440	440
Recognized Net Actuarial Loss (Gain)		1,406	1,268	(106)	(125)
Total Net Periodic Cost		$1,133	$1,091	$2,644	$2,550

There were no significant changes from the previously reported $2.0 million in contributions expected to be paid during 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements concerning, among other things, the economic and business environment in the Company’s service area and elsewhere, credit quality, anticipated net income and other financial and business matters in future periods.  The Company’s forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected for a variety of reasons, including, but not limited to: 1) unanticipated changes in business and economic conditions, the competitive environment, taxing authority interpretations, legislation in Hawaii and the other markets the Company serves, or the timing and interpretation of proposed accounting standards; 2) changes in the Company’s credit quality or risk profile that may increase or decrease the required level of reserve for credit losses; 3) changes in market interest rates that may affect the Company’s credit markets and ability to maintain the Company’s net interest margin; 4) unpredictable costs and other consequences of legal, tax or regulatory matters involving the Company; 5) changes to the amount and timing of the Company’s proposed equity repurchases; 6) real or threatened acts of war or terrorist activity affecting business conditions; and 7) adverse weather, public health, and other natural hazards or conditions impacting the Company and its customers’ operations.  For further discussion of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements, please refer to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the U.S. Securities and Exchange Commission.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements.  The Company does not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

OVERVIEW

The Company’s net income was $46.9 million and $44.8 million for the third quarter of 2006 and 2005, respectively.  Net income for the first nine months of 2006 was $129.4 million, including a second quarter charge of $8.8 million related to a recently-enacted tax legislation and a Provision for Credit Losses (“Provision”) of $7.6 million.  Net income for the first nine months of 2005 was $136.8 million, including a Provision of $3.0 million.

The return on average assets for the third quarter of 2006 was 1.81% compared to 1.74% for the third quarter of 2005.  The return on average assets for the first nine months of 2006 was 1.70% compared to 1.83% for the first nine months of 2005.  The return on average shareholders’ equity for the third quarter of 2006 was 27.09% compared to 24.61% for the third quarter of 2005.  The return on average shareholders’ equity for the first nine months of 2006 was 24.99% compared to 24.72% for the first nine months of 2005.

The efficiency ratio for the third quarter of 2006 was 50.75% compared to 53.72% for the third quarter of 2005.  The efficiency ratio for the first nine months of 2006 was 51.47% compared to 52.90% for the first nine months of 2005.  Operating leverage, which is defined as the change in income before the Provision and the provision for income taxes, for the third quarter of 2006 compared to the third quarter of 2005 was 6.25%.  Operating leverage for the first nine months of 2006 compared to the first nine months of 2005 was 3.68%.

As of September 30, 2006 and 2005, the ratio of the allowance for loan and lease losses to loans and leases outstanding was 1.40% and 1.48%, respectively.  As of September 30, 2006 and 2005, the leverage capital ratio was 6.90% and 6.98%, respectively.

The Company is in the final year of its 2004 - 2006 plan, which continues to build on the objective of maximizing shareholder value over time.

The 2004 — 2006 plan consists of five key elements:

•              Accelerate revenue growth in our island markets;
•              Better integrate our business segments;
•              Continue to develop our management team;
•              Improve operating efficiency; and
•              Maintain a culture of dependable risk and capital management.

The Company’s financial results as of and for the periods ended September 30, 2006 and 2005 are more fully discussed in the following sections of this report.

The Company’s 2007 — 2009 plan will be discussed in our Annual Report on Form 10-K for the year ending December 31, 2006.

Table 1 presents the Company’s financial highlights and performance ratios for the three and nine months ended September 30, 2006 and 2005.

Highlights (Unaudited)	Table 1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2006	2005	2006	2005
For the Period:
Interest Income	$146,960	$129,234	$423,132	$373,497
Net Interest Income	100,350	101,960	302,408	303,657
Net Income	46,920	44,829	129,446	136,780
Basic Earnings Per Share	0.95	0.87	2.58	2.62
Diluted Earnings Per Share	0.93	0.85	2.53	2.55
Dividends Declared Per Share	0.37	0.33	1.11	0.99

Net Income to Average Total Assets (ROA)	1.81%	1.74%	1.70%	1.83%
Net Income to Average Shareholders’ Equity (ROE)	27.09	24.61	24.99	24.72
Net Interest Margin [1]	4.20	4.30	4.29	4.36
Efficiency Ratio [2]	50.75	53.72	51.47	52.90

Average Assets	$10,309,314	$10,196,047	$10,190,904	$10,004,968
Average Loans and Leases	6,470,862	6,170,302	6,324,454	6,087,629
Average Deposits	7,731,993	7,833,638	7,734,242	7,756,789
Average Shareholders’ Equity	687,172	722,758	692,643	739,721
Average Shareholders’ Equity to Average Assets	6.67%	7.09%	6.80%	7.39%

Market Price Per Share of Common Stock:
Closing	$48.16	$49.22	$48.16	$49.22
High	50.75	54.44	55.15	54.44
Low	47.00	47.44	47.00	43.82

	September 30,
	2006	2005
At Period End:
Net Loans and Leases	$6,398,262	$6,110,892
Total Assets	10,371,215	10,085,235
Deposits	7,687,123	7,756,586
Long-Term Debt	265,268	242,692
Shareholders’ Equity	683,472	696,311

Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.40%	1.48%
Dividend Payout Ratio [3]	38.95	37.93
Leverage Capital Ratio	6.90	6.98

Book Value Per Common Share	$13.72	$13.58

Full-Time Equivalent Employees	2,589	2,591
Branches and Offices	86	85

1    Net interest margin is defined as net interest income, on a fully-taxable equivalent basis, as a percentage of average earning assets.

2    The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

3    Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share for the quarter.

ANALYSIS OF STATEMENTS OF INCOME

Net Interest Income

Net interest income, on a taxable equivalent basis, for the three and nine months ended September 30, 2006 was $100.5 million and $302.9 million, respectively.  This represented a decrease in net interest income, on taxable equivalent basis, for the three and nine months ended September 30, 2006 of $1.6 million and $1.0 million, respectively, as compared to the same periods in 2005.

The net interest margin for the three months ended September 30, 2006 was 4.20%, which represented a 10 basis point decrease from the three months ended September 30, 2005.  The net interest margin for the nine months ended September 30, 2006 was 4.29%, which represented a 7 basis point decrease from the nine months ended September 30, 2005.  The decrease in net interest margin was primarily due to the effects of a flat to inverted yield curve during 2006 coupled with a continued shift in the Company’s funding mix.

Yields on funds sold, investment securities, loans held for sale and all loan and lease categories, except for lease financing, increased for the three and nine months ended September 30, 2006, as compared to the same periods in 2005.  The yield on lease financing was negatively affected by the Tax Increase Prevention and Reconciliation Act (“TIPRA”) legislation, which is further discussed in Note 2 to the Consolidated Financial Statements (Unaudited), and is incorporated herein by reference.  Offsetting the increase in the yield on the Company’s earning assets was the increase in the Company’s funding costs.  The Company’s funding costs were higher for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, primarily due to higher rates paid on deposits, short-term borrowings, and securities sold under agreements to repurchase.

Average loans and leases increased for the three and nine months ended September 30, 2006, by $300.6 million and $236.9 million, respectively, as compared to the same periods in 2005.  The increases in the Company’s average loan and lease portfolio were primarily due to growth in residential mortgage, home equity, and commercial real estate loans.  The Company has benefited from continued economic growth in our key markets.  Average interest-bearing liabilities have increased for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, primarily due to an increase in securities sold under agreements to repurchase.  The Company has placed additional agreements with private entities to provide for sources of liquidity.  Total average interest-bearing demand and savings deposits for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, decreased slightly; however, this was partially offset by growth in time deposits as customers moved their balances to higher yielding products.

Average balances, related income and expenses, and resulting yields and rates are presented in Table 2, on a taxable equivalent basis.  An analysis of the change in net interest income, on a taxable equivalent basis, is presented in Table 3.

Consolidated Average Balances and Interest Rates - Taxable Equivalent Basis (Unaudited)	Table 2

	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005			September 30, 2006			September 30, 2005
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$4.9	$0.1	4.12%	$6.4	$0.1	3.55%	$5.3	$0.1	3.74%	$5.8	$0.1	2.69%
Funds Sold	5.1	0.1	5.16	105.7	0.9	3.51	10.0	0.4	4.83	47.5	1.2	3.31
Investment Securities
Available-for-Sale	2,583.0	32.1	4.97	2,574.2	28.6	4.44	2,578.9	94.5	4.89	2,536.3	84.0	4.42
Held-to-Maturity	413.3	4.5	4.41	507.5	5.1	4.03	428.7	14.0	4.35	541.8	16.5	4.05
Loans Held for Sale	8.1	0.1	6.43	17.0	0.3	5.82	9.6	0.5	6.21	15.1	0.6	5.66
Loans and Leases [1]
Commercial and Industrial	1,024.3	19.3	7.46	992.9	15.9	6.37	975.0	53.0	7.27	957.0	43.8	6.12
Construction	232.2	4.9	8.30	164.5	2.7	6.42	184.2	11.2	8.16	131.0	5.9	5.99
Commercial Mortgage	614.0	10.5	6.77	560.2	8.4	5.95	595.1	29.6	6.65	588.3	25.8	5.85
Residential Mortgage	2,454.6	36.8	6.01	2,352.3	33.7	5.73	2,442.2	108.7	5.93	2,338.9	99.1	5.65
Other Revolving Credit and Installment	705.6	16.4	9.21	744.0	15.9	8.50	716.3	48.6	9.07	741.0	46.4	8.38
Home Equity	937.2	17.9	7.59	858.7	13.0	6.02	914.9	50.2	7.33	831.8	35.4	5.68
Lease Financing	503.0	4.1	3.27	497.7	4.5	3.58	496.8	12.0	3.23	499.6	13.9	3.71
Total Loans and Leases	6,470.9	109.9	6.76	6,170.3	94.1	6.07	6,324.5	313.3	6.62	6,087.6	270.3	5.93
Other	79.4	0.3	1.37	79.4	0.3	1.36	79.4	0.8	1.37	66.6	1.0	1.98
Total Earning Assets [2]	9,564.7	147.1	6.13	9,460.5	129.4	5.45	9,436.4	423.6	5.99	9,300.7	373.7	5.36
Cash and Noninterest-Bearing Deposits	296.5			316.1			310.7			312.5
Other Assets	448.1			419.4			443.8			391.8
Total Assets	$10,309.3			$10,196.0			$10,190.9			$10,005.0

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,618.9	4.1	1.01	$1,730.7	2.9	0.66	$1,628.3	11.4	0.93	$1,672.5	6.9	0.56
Savings	2,641.4	10.6	1.59	2,890.2	5.3	0.73	2,698.5	27.1	1.34	2,944.1	14.5	0.66
Time	1,542.7	13.8	3.53	1,241.9	7.6	2.42	1,429.1	34.3	3.20	1,172.3	19.5	2.22
Total Interest-Bearing Deposits	5,803.0	28.5	1.95	5,862.8	15.8	1.07	5,755.9	72.8	1.69	5,788.9	40.9	0.95
Short-Term Borrowings	179.1	2.4	5.21	107.4	1.0	3.52	192.1	7.0	4.89	133.2	2.9	2.92
Securities Sold Under Agreements to Repurchase	1,005.8	11.9	4.69	845.8	6.7	3.18	878.8	29.6	4.49	695.2	14.7	2.82
Long-Term Debt	248.7	3.8	6.16	242.7	3.8	6.19	244.7	11.3	6.16	244.7	11.3	6.16
Total Interest-Bearing Liabilities	7,236.6	46.6	2.55	7,058.7	27.3	1.53	7,071.5	120.7	2.28	6,862.0	69.8	1.36
Net Interest Income		$100.5			$102.1			$302.9			$303.9
Interest Rate Spread			3.58%			3.92%			3.71%			4.00%
Net Interest Margin			4.20%			4.30%			4.29%			4.36%
Noninterest-Bearing Demand Deposits	1,929.0			1,970.8			1,978.3			1,967.9
Other Liabilities	456.5			443.7			448.5			435.4
Shareholders’ Equity	687.2			722.8			692.6			739.7
Total Liabilities and Shareholders’ Equity	$10,309.3			$10,196.0			$10,190.9			$10,005.0

1          Non-performing loans and leases are included in the respective average loan and lease balances.  Income, if any, on such loans and leases is recognized on a cash basis.

2          Interest income includes a taxable-equivalent basis adjustment based upon a statutory tax rate of 35%.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis (Unaudited)	Table 3

	Nine Months Ended
	Sept. 30, 2006 Compared to Sept. 30, 2005
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(1.2)	$0.4	$(0.8)
Investment Securities
Available-for-Sale	1.4	9.1	10.5
Held-to-Maturity	(3.6)	1.1	(2.5)
Loans Held for Sale	(0.2)	0.1	(0.1)
Loans and Leases
Commercial and Industrial	0.8	8.4	9.2
Construction	2.8	2.5	5.3
Commercial Mortgage	0.3	3.5	3.8
Residential Mortgage	4.5	5.1	9.6
Other Revolving Credit and Installment	(1.5)	3.7	2.2
Home Equity	3.8	11.0	14.8
Lease Financing	(0.1)	(1.8)	(1.9)
Total Loans and Leases	10.6	32.4	43.0
Other	0.1	(0.3)	(0.2)
Total Change in Interest Income	7.1	42.8	49.9
Change in Interest Expense:
Interest-Bearing Deposits
Demand	(0.1)	4.6	4.5
Savings	(1.3)	13.9	12.6
Time	4.9	9.9	14.8
Total Interest-Bearing Deposits	3.5	28.4	31.9
Short-Term Borrowings	1.6	2.5	4.1
Securities Sold Under Agreements to Repurchase	4.6	10.3	14.9
Total Change in Interest Expense	9.7	41.2	50.9
Change in Net Interest Income	$(2.6)	$1.6	$(1.0)

1         The changes for each category of interest income and expense are allocated between the portion of changes attributable to the variance in volume or rate for that category.

Provision for Credit Losses

In the third quarter of 2006, the Company recorded a Provision of $2.8 million as compared to a Provision of $3.0 million in the third quarter of 2005.  The Company recorded a Provision of $7.6 million for the nine months ended September 30, 2006, as compared to a Provision of $3.0 million for the nine months ended September 30, 2005.  The Provision in 2006 and 2005 has been recorded by the Company in order to maintain the reserve for credit losses at levels considered adequate to cover credit losses inherent in the lending process.

Noninterest Income

Noninterest income increased $1.4 million or 2% and $4.2 million or 3% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.

Trust and asset management income increased $0.4 million or 3% and $1.1 million or 2% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.  The increase in fee income was due to an improvement in market conditions, which resulted in an increase in the average market value of assets under management, and an increase in investment advisory fees on money market assets, partially offset by a decline in special service fees.

Mortgage banking income decreased $0.2 million or 9% and increased $0.1 million or 2% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.  The decrease in the third quarter of 2006 was primarily due to lower gains on the sale of mortgage loans and lower fee income resulting from a decline in loan production.  The decrease in the third quarter of 2006 was partially offset by a decline in the amortization of mortgage servicing rights as a result of lower loan prepayments.  On a year-to-date comparison, the increase in mortgage banking income was primarily due to the decline in the amortization of mortgage servicing rights, partially offset by lower gains on the sale of mortgage loans.

Service charges on deposit accounts increased $0.7 million or 7% and $0.8 million or 3% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.  The increases were primarily due to higher overdraft fees resulting from an increase in the number of transactional deposit accounts.  The increase in overdraft fees was partially offset by lower account analysis fees on analyzed business accounts.

Fees, exchange, and other service charges increased $0.9 million or 6% and $2.2 million or 5% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.  The increases were primarily due to higher interchange income as a result of new debit cards issued, as well as an increase in transaction volume from existing debit cardholders.

Insurance income increased $1.4 million or 26% and $1.0 million or 6% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.  The increase in the third quarter of 2006 was primarily due to higher commission and brokerage income.  On a year-to-date comparison, the increase was primarily due to higher contingent commission income and commission and brokerage income, partially offset by lower annuity and life insurance product income.

Other noninterest income decreased $1.7 million or 21% and $0.7 million or 4% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.  The decreases were primarily due to reductions in gains from the sale of leveraged leased assets from $3.4 million in the third quarter of 2005 to $1.1 million in the third quarter of 2006.  On a year-to-date comparison, the decrease was partially offset by higher mutual fund and retail brokerage income.

Noninterest Expense

Noninterest expense decreased $4.8 million or 6% and $5.1 million or 2% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.

Salaries and benefits expense decreased $1.2 million or 3% for the three months ended September 30, 2006 as compared to the same period in 2005 primarily due to lower incentive compensation and share-based compensation expense.  Share-based compensation expense declined primarily as a result of fewer restricted stock units outstanding in 2006 and lower restricted stock amortization expense.  Salaries and benefits expense on a year-to-date comparison remained relatively flat.  Table 4 presents the components of salaries and benefits expense.

Salaries and Benefits (Unaudited)	Table 4

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2006	2005	2006	2005
Salaries	$27,829	$27,652	$82,280	$80,521
Incentive Compensation	3,697	4,385	11,862	12,078
Share-Based Compensation	1,211	1,855	4,323	5,398
Commission Expense	1,721	1,864	5,476	6,397
Retirement and Other Benefits	4,454	4,512	14,522	13,717
Payroll Taxes	2,117	2,091	7,799	7,749
Medical, Dental, and Life Insurance	1,620	1,805	5,966	5,859
Separation Expense	484	202	1,502	1,272
Total Salaries and Benefits	$43,133	$44,366	$133,730	$132,991

Net equipment expense remained flat for the third quarter of 2006 as compared to the same period in 2005.  On a year-to-date comparison, net equipment expense decreased by $1.1 million or 7% as a result of lower depreciation expense.

Professional fees decreased by $3.1 million or 54% and $6.0 million or 51% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.  The decreases were primarily due to the reduction of legal fees as a result of the conclusion of various legal matters.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2006 was 37.14% as compared to 35.85% for the same period in 2005.

The effective tax rate for the nine months ended September 30, 2006 was 40.65% as compared to 36.29% for the same period in 2005.  The increase in the effective tax rate, on a year to date basis, was primarily due to the enactment of TIPRA in the second quarter of 2006.  For further information, refer to Note 2 of the Consolidated Financial Statements (Unaudited).

ANALYSIS OF STATEMENTS OF CONDITION

Investment Securities

Investment securities were approximately $3.1 billion as of September 30, 2006, and $3.0 billion as of December 31, 2005 and September 30, 2005.  Investment securities with a book value of $2.0 billion at September 30, 2006, $1.7 billion at December 31, 2005 and $1.6 billion at September 30, 2005 were pledged to secure deposits of government entities and securities sold under agreements to repurchase.

Table 5 presents the details of the investment securities portfolio as of September 30, 2006, December 31, 2005, and September 30, 2005.

Investment Securities (Unaudited)	Table 5

	Amortized	Fair
(dollars in thousands)	Cost	Value
At September 30, 2006
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Agencies	$264,835	$264,436
Debt Securities Issued by States and Municipalities	38,096	38,146
Mortgage-Backed Securities	2,061,675	2,023,711
Other Debt Securities	333,213	326,340
Total	$2,697,819	$2,652,633
Held-to-Maturity:
Debt Securities Issued by States and Municipalities	$30	$31
Mortgage-Backed Securities	397,490	385,860
Total	$397,520	$385,891

At December 31, 2005
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Agencies	$100,558	$100,111
Debt Securities Issued by States and Municipalities	33,240	32,960
Mortgage-Backed Securities	2,113,645	2,079,852
Other Debt Securities	333,418	325,292
Total	$2,580,861	$2,538,215
Held-to-Maturity:
Debt Securities Issued by States and Municipalities	$70	$72
Mortgage-Backed Securities	454,170	442,917
Total	$454,240	$442,989

At September 30, 2005
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Agencies	$102,304	$102,293
Debt Securities Issued by States and Municipalities	28,505	28,416
Mortgage-Backed Securities	2,120,445	2,101,625
Other Debt Securities	328,564	321,628
Total	$2,579,818	$2,553,962
Held-to-Maturity:
Debt Securities Issued by States and Municipalities	$70	$73
Mortgage-Backed Securities	484,971	475,811
Total	$485,041	$475,884

Table 6 presents temporarily impaired investment securities as of September 30, 2006, December 31, 2005, and September 30, 2005.

Temporarily Impaired Investment Securities (Unaudited)	Table 6

	Temporarily Impaired		Temporarily Impaired
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2006
Debt Securities Issued by the U.S. Treasury and Agencies	$19,880	$(99)	$70,315	$(722)	$90,195	$(821)
Debt Securities Issued by State and Municipalities	770	(3)	20,036	(125)	20,806	(128)
Mortgage-Backed Securities	189,873	(2,364)	1,891,366	(50,871)	2,081,239	(53,235)
Other Debt Securities	—	—	318,101	(6,962)	318,101	(6,962)
Total Temporarily Impaired Investment Securities
September 30, 2006	$210,523	$(2,466)	$2,299,818	$(58,680)	$2,510,341	$(61,146)
December 31, 2005	$1,510,314	$(23,833)	$1,169,813	$(35,841)	$2,680,127	$(59,674)
September 30, 2005	$1,972,456	$(23,754)	$673,790	$(19,392)	$2,646,246	$(43,146)

The gross unrealized losses on temporarily impaired investment securities at September 30, 2006 represent 2% of the total amortized cost of the Company’s investment securities.  These unrealized losses were primarily due to an increase in interest rates, relative to when the investment securities were purchased.  The Company has both the intent and ability to hold the investment securities for the time necessary to recover the amortized cost.

Loans and Leases

As of September 30, 2006, loans and leases outstanding were $6.5 billion, an increase of $320.5 million from December 31, 2005 and an increase of $286.5 million from September 30, 2005.  Commercial loans increased by $257.2 million or 12% from December 31, 2005 and $170.1 million or 8% from September 30, 2005 mainly due to continued economic growth in our key markets.  Consumer loans increased by $63.3 million or 2% from December 31, 2005 and $116.4 million or 3% from September 30, 2005 primarily as a result of growth in residential mortgage and home equity loans reflecting the continued strength of the Hawaii residential real estate market.  Table 7 presents the composition of the loan and lease portfolio by major categories and Table 8 presents the composition of consumer loans and leases by geographic area.

Loan and Lease Portfolio Balances (Unaudited)	Table 7

	September 30,	June 30,	December 31,	September 30,
(dollars in thousands)	2006	2006	2005	2005
Commercial
Commercial and Industrial	$994,531	$1,008,618	$918,842	$975,688
Commercial Mortgage	635,552	619,839	558,346	574,034
Construction	238,995	212,490	153,682	170,030
Lease Financing	489,183	475,549	470,155	468,378
Total Commercial	2,358,261	2,316,496	2,101,025	2,188,130
Consumer
Residential Mortgage	2,464,240	2,457,867	2,417,523	2,370,391
Home Equity	942,743	929,386	888,075	871,771
Other Revolving Credit and Installment	701,759	714,617	736,364	745,149
Lease Financing	22,054	23,259	25,549	27,105
Total Consumer	4,130,796	4,125,129	4,067,511	4,014,416
Total Loans and Leases	$6,489,057	$6,441,625	$6,168,536	$6,202,546

Consumer Loans and Leases by Geographic Area (Unaudited)	Table 8

	September 30,	June 30,	December 31,	September 30,
(dollars in thousands)	2006	2006	2005	2005
Hawaii
Residential Mortgage	$2,224,523	$2,223,994	$2,190,034	$2,143,193
Home Equity	871,469	852,118	802,075	777,527
Other Revolving Credit and Installment	517,929	527,759	548,971	559,008
Lease Financing	22,054	23,259	25,549	27,105

Guam
Residential Mortgage	230,508	224,757	221,783	221,992
Home Equity	11,056	10,942	9,108	8,728
Other Revolving Credit and Installment	122,188	122,854	116,833	112,961

U.S. Mainland
Home Equity	55,818	61,875	72,633	81,076

Other Pacific Islands
Residential Mortgage	9,209	9,116	5,706	5,206
Home Equity	4,400	4,451	4,259	4,440
Other Revolving Credit and Installment	61,642	64,004	70,560	73,180
Total Consumer Loans and Leases	$4,130,796	$4,125,129	$4,067,511	$4,014,416

Mortgage Servicing Rights

As of September 30, 2006, the Company’s portfolio of residential loans serviced for third parties totaled $2.5 billion.  The continued increase in interest rates and lower prepayments on loans from September 30, 2005 to September 30, 2006 were the primary reasons for the increase in the fair value of the mortgage servicing rights.  Recent prepayment speeds for Hawaii mortgages were slightly higher than national averages.

Table 9 presents the changes in the carrying value of mortgage servicing rights, net of a valuation allowance.

Mortgage Servicing Rights (Unaudited)	Table 9

	Nine Months Ended	Year Ended	Nine Months Ended
(dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Balance at Beginning of Period	$18,010	$18,769	$18,769
Originated Mortgage Servicing Rights	2,871	4,533	3,559
Amortization	(1,886)	(5,292)	(4,279)
Balance at End of Period	$18,995	$18,010	$18,049
Fair Value at End of Period	$28,580	$25,689	$23,326

See Note 1 to the Consolidated Financial Statements (Unaudited) under the caption “Recently Issued Accounting Pronouncements” for further discussion on mortgage servicing rights.

Other Assets and Other Liabilities

Table 10 presents the major components of other assets and other liabilities.

Other Assets and Other Liabilities (Unaudited)	Table 10

	September 30,	December 31,	September 30,
(dollars in thousands)	2006	2005	2005
Other Assets:
Bank-Owned Life Insurance	$154,851	$150,407	$148,870
Federal Home Loan Bank and Federal Reserve Bank Stock	79,415	79,415	79,415
Low Income Housing Investments	23,376	28,529	30,528
Accounts Receivable	21,027	22,055	21,094
Federal Tax Deposit	61,000	43,000	43,000
Other	47,040	45,769	46,715
Total Other Assets	$386,709	$369,175	$369,622

Other Liabilities:
Incentive Plans Payable	$9,460	$12,609	$9,896
Insurance Premiums Payable	8,516	8,395	7,189
Reserve for Unfunded Commitments	5,372	5,077	4,513
Self Insurance Reserve	5,951	6,273	6,167
Mortgage Servicing Custody Account	5,627	3,087	5,333
Other	56,682	68,961	64,928
Total Other Liabilities	$91,608	$104,402	$98,026

During the second quarter of 2006, an $18.0 million deposit was placed by the Company with the IRS relating to a review by the IRS of the Company’s tax positions for certain leveraged lease transactions.  This deposit is in addition to the $43.0 million deposit placed by the Company with the IRS in 2005 also relating to that review.  The placement of the deposits with the IRS reduces the accrual of additional interest and penalties, which was higher than the Company’s funding costs, associated with the potential underpayment of taxes related to these transactions.  The Company believes its tax position related to these transactions was proper based on applicable statutes, regulations and case laws at the time the transactions were entered into.  The Company believes it has adequate reserves for potential tax exposures related to those leases under review by the IRS as of September 30, 2006.

See Note 1 to the Consolidated Financial Statements (Unaudited) under the caption “Recently Issued Accounting Pronouncements” for further discussion on leveraged leases and bank-owned life insurance.

Deposits

As of September 30, 2006, total deposits were $7.7 billion, a decrease of $220.3 million and $69.5 million from December 31, 2005 and September 30, 2005, respectively.  Although the number of noninterest-bearing demand deposit accounts increased, balances decreased $255.3 million from December 31, 2005 primarily due to customers moving their balances to higher yielding products.  Interest-bearing demand and savings balances decreased by $69.7 million and $222.3 million, respectively, from December 31, 2005.  The decrease is largely due to migration of retail deposits to higher yielding time deposits, which increased by $326.9 million from December 31, 2005.

Average time deposits of $100,000 or more are presented in Table 11.

Average Time Deposits of $100,000 or More (Unaudited)	Table 11

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sept. 30, 2006	Dec. 31, 2005	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Average Time Deposits	$837,042	$695,559	$675,216	$773,267	$632,351

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $1.1 billion as of September 30, 2006, an increase of $489.9 million from December 31, 2005 and $342.9 million from September 30, 2005.  The increases from 2005 were primarily due to additional agreements placed with private entities to provide for sources of liquidity.  As of September 30, 2006,  securities sold under agreements to repurchase placed with private entities totaled $600.0 million of which $575.0 million were indexed to the London Inter Bank Offering Rate and $25.0 million were indexed to the 10 year Constant Maturity Swap Rate.  The remaining terms of the private entity agreements range from nine to 15 years.  However, the private entities have the right to terminate the agreements in declining balances over the remaining terms.  If the private entity agreements are not terminated by predetermined dates, the interest rates on the agreements become fixed, at rates ranging from 3.85% to 5.00%, for the remaining term of the respective agreements.  As of September 30, 2006, the average rate for private entity agreements was 4.30%.

Table 12 presents the composition of securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase (Unaudited)	Table 12

	September 30,	December 31,	September 30,
(dollars in thousands)	2006	2005	2005
Government Entities	$499,260	$434,380	$606,407
Private Entities	600,000	175,000	150,000
Total Securities Sold Under Agreements to Repurchase	$1,099,260	$609,380	$756,407

Borrowings and Long-Term Debt

Borrowings, including funds purchased and other short-term borrowings, totaled $171.9 million at September 30, 2006, a decrease of $105.7 million from December 31, 2005 and $9.0 million from September 30, 2005.  The decreases in the use of these borrowing instruments were offset by higher balances in securities sold under agreements to repurchase at September 30, 2006.

Long-term debt was $265.3 million at September 30, 2006 and $242.7 million at December 31, 2005 and September 30, 2005.  The increase in the balance from 2005 was due to $25.0 million of new long-term debt which was placed during the third quarter of 2006.  Of that amount, $10.0 million bearing a fixed rate of 6.00% is scheduled to mature in five years and $15.0 million bearing a fixed interest rate of 6.27% is scheduled to mature in 10 years.  Of the total long-term debt, $2.5 million of Federal Home Loan Bank of Seattle (“FHLB”) advances matured in the third quarter of 2006.  For additional information, refer to the “Corporate Risk Profile — Liquidity Management” section of this report.

Shareholders’ Equity

As of September 30, 2006, shareholders’ equity totaled $683.5 million, a 1.4% decrease from December 31, 2005 and a 1.8% decrease from September 30, 2005.  The reduction in shareholders’ equity from 2005 was due to the previously discussed non-cash tax charge which reduced second quarter of 2006 earnings, the Company’s ongoing common stock repurchase program, and dividends paid, partially offset by net income for the first nine months of 2006.  A further discussion of the Company’s capital structure is included in the “Corporate Risk Profile — Capital Management” section of this report.

Guarantees

The Company’s standby letters of credit totaled $84.7 million at September 30, 2006, a decrease of $9.2 million and $18.4 million from December 31, 2005 and September 30, 2005, respectively.

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

On a consolidated basis, the Company considers NIACC a measure of shareholder value creation.  For the three months ended September 30, 2006, consolidated NIACC was $26.4 million, as compared to $23.1 million for the same period in 2005.  The increase in consolidated NIACC was primarily due to an increase in allocated net income.  The increase in allocated net income was primarily due to an increase in noninterest income and a reduction in noninterest expense, partially offset by a reduction in net interest income.  The increase in noninterest income was primarily due to higher contingent insurance commission income and overdraft fees.  The decrease in noninterest expense was primarily due to a reduction in legal fees and operational losses.  The decrease in net interest income was primarily due to an increase in funding costs.  For the nine months ended September 30, 2006, consolidated NIACC was $66.8 million, as compared to $66.3 million for the same period in 2005.  Allocated net income decreased year over year primarily due to the impact of TIPRA, which repealed the exclusion from federal income taxation of a portion of the income generated by foreign sales corporations.  NIACC benefited from reductions in both economic provision and the charge for capital which partially offset the impact of TIPRA.  See Note 2 to the Consolidated Financial Statements (Unaudited) for further discussion on TIPRA.

The financial results for the three and nine months ended September 30, 2006 and 2005 are presented in Table 13 and Note 4 of the Consolidated Financial Statements (Unaudited), which is incorporated herein by reference.

Table 13 summarizes NIACC and RAROC results for the Company’s business segments:

Business Segment Selected Financial Information (Unaudited)	Table 13

			Investment	Treasury
	Retail	Commercial	Services	and Other	Consolidated
(dollars in thousands)	Banking	Banking	Group	Corporate	Total
Three Months Ended September 30, 2006
Allocated Net Income	$24,571	$16,024	$3,909	$2,416	$46,920
Allowance Funding Value	(202)	(660)	(9)	871	—
Provision for Credit Losses	2,609	480	—	(304)	2,785
Economic Provision	(3,105)	(2,158)	(98)	—	(5,361)
Tax Effect of Adjustments	258	865	40	(210)	953
Income Before Capital Charge	24,131	14,551	3,842	2,773	45,297
Capital Charge	(5,425)	(3,914)	(1,511)	(8,048)	(18,898)
Net Income (Loss) After Capital Charge (NIACC)	$18,706	$10,637	$2,331	$(5,275)	$26,399
RAROC (ROE for the Company)	49%	41%	28%	7%	27%

Three Months Ended September 30, 2005
Allocated Net Income	$21,705	$10,238	$1,424	$11,462	$44,829
Allowance Funding Value	(178)	(586)	(5)	769	—
Provision for Credit Losses	2,946	10,564	—	(10,510)	3,000
Economic Provision	(3,364)	(2,409)	(106)	(1)	(5,880)
Tax Effect of Adjustments	221	(2,800)	41	3,604	1,066
Income Before Capital Charge	21,330	15,007	1,354	5,324	43,015
Capital Charge	(5,481)	(4,529)	(1,751)	(8,114)	(19,875)
Net Income (Loss) After Capital Charge (NIACC)	$15,849	$10,478	$(397)	$(2,790)	$23,140
RAROC (ROE for the Company)	42%	36%	8%	16%	25%

Nine Months Ended September 30, 2006
Allocated Net Income	$73,156	$34,594	$10,052	$11,644	$129,446
Allowance Funding Value	(589)	(1,809)	(25)	2,423	—
Provision for Credit Losses	6,965	1,218	999	(1,567)	7,615
Economic Provision	(9,341)	(6,628)	(286)	(1)	(16,256)
Tax Effect of Adjustments	1,097	2,671	(254)	(316)	3,198
Income Before Capital Charge	71,288	30,046	10,486	12,183	124,003
Capital Charge	(16,257)	(12,282)	(4,727)	(23,893)	(57,159)
Net Income (Loss) After Capital Charge (NIACC)	$55,031	$17,764	$5,759	$(11,710)	$66,844
RAROC (ROE for the Company)	48%	27%	24%	12%	25%

Nine Months Ended September 30, 2005
Allocated Net Income	$61,140	$38,968	$7,306	$29,366	$136,780
Allowance Funding Value	(509)	(1,788)	(17)	2,314	—
Provision for Credit Losses	9,962	11,216	(1)	(18,177)	3,000
Economic Provision	(10,304)	(7,295)	(304)	(2)	(17,905)
Tax Effect of Adjustments	315	(789)	119	5,871	5,516
Income Before Capital Charge	60,604	40,312	7,103	19,372	127,391
Capital Charge	(16,206)	(13,443)	(4,959)	(26,436)	(61,044)
Net Income (Loss) After Capital Charge (NIACC)	$44,398	$26,869	$2,144	$(7,064)	$66,347
RAROC (ROE for the Company)	41%	33%	16%	16%	25%

Retail Banking

The Company’s Retail Banking segment offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases and installment loans.  Deposit products include checking, savings and time deposit accounts.  The Retail Banking segment also provides merchant services to its small business customers.  Products and services from the Retail Banking segment are delivered to customers through 73 Hawaii branch locations, approximately 500 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service) and a 24-hour telephone banking service.  This segment also offers retail property and casualty insurance products.

The improvement in the segment’s key financial measures for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 was primarily due to an increase in net interest income and noninterest income.  The increase in net interest income was primarily due to higher earnings credits on the segment’s deposit portfolio, as well as loan and lease portfolio growth.  The increase in noninterest income was due to higher interchange income from debit card sales, transaction volume, and higher fee income from policy initiatives as well as growth in the number of transactional deposit accounts.

Commercial Banking

The Commercial Banking segment offers products including corporate banking and commercial real estate loans, lease financing, auto dealer financing, deposit and cash management products, and wholesale property and casualty insurance products.  Lending, deposit, and cash management services are offered to middle-market and large companies in Hawaii.  Commercial real estate mortgages are focused on customers that include investors, developers, and builders primarily domiciled in Hawaii.  The Commercial Banking unit also includes the Company’s operations at 12 branches in the Pacific Islands.

The increase in the segment’s key financial measures for the three months ended September 30, 2006 as compared to the same period in 2005 was primarily due to lower credit risk capital allocated on the segment’s loan portfolio.  The decline in the segment’s key financial measures for the nine months ended September 30, 2006 as compared to the same period in 2005 was the result of a decrease in net interest income and noninterest income, an increase in noninterest expense, and a higher provision for income taxes.  The decline in net interest income was primarily due to the funding charge associated with the IRS deposit and the charge related to the enactment of TIPRA as discussed on Note 2 of the Consolidated Financial Statements (Unaudited).  The decrease in noninterest income was primarily due to higher gains on the sale of leased assets recognized in 2005.  The increase in noninterest expense was due to a credit resulting from the sale of foreclosed real estate property recognized in 2005.  The decrease in the Provision was the result of a leveraged lease charged-off in relation to the bankruptcy of a major airline carrier in the same periods in 2005.  The provision for income taxes also increased due to the impact of the TIPRA.

Investment Services Group

The Investment Services Group includes private banking, trust services, asset management, and institutional investment services.  A significant portion of this segment’s income is derived from fees, which are generally based on the market values of assets under management.  The private banking and personal trust group assists individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals.  The asset management group manages portfolios and creates investment products.  Institutional sales and service offers investment advice to corporations, government entities, and foundations.  This segment also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products.

The improvement in the segment’s key financial measures for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 was primarily due to an increase in noninterest income and a decrease in noninterest expense.  The growth in noninterest income was primarily due to higher trust and asset management fee income which benefited from improved market conditions.  The net result was an increase in both average market values of assets under management on which a majority of fee income is based and investment advisory fees on money market accounts.  The decrease in noninterest expense was primarily due to lower legal fees and allocated expenses.

Treasury and Other Corporate

The primary income earning component of this segment is Treasury, which consists of corporate asset and liability management activities, including interest rate risk management and foreign exchange business.  This segment’s assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, funds sold and purchased, government deposits and short-term and long-term borrowings.  The primary sources of noninterest income are from bank-owned life insurance and foreign exchange income related to customer driven currency requests from merchants and island visitors.  The net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with eliminations of inter-company transactions.

This segment also includes divisions (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) that provide a wide-range of support to the other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

The decrease in the segment’s key financial measures for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 was primarily due to lower net interest income partially offset by lower noninterest expenses and capital charges.  The decrease in net interest income was primarily due to higher funding costs associated with the Company’s deposit portfolio and increases in both rate and volume of short-term borrowings.  Noninterest expenses decreased due to a reduction in share-based compensation expense.  The capital charge was favorably impacted by a reduction of the Company’s excess capital, a result of the Company’s ongoing common stock repurchase program.

CORPORATE RISK PROFILE

Credit Risk

The Company’s credit risk position remained stable and strong during the first nine months of 2006 with lower levels of internally criticized loans and non-performing assets.  The ratio of non-accrual loans and leases to total loans and leases of 0.08% at September 30, 2006 was slightly lower than the ratio of 0.09% at December 31, 2005.  Annualized net loan and lease charge-offs for the first nine months of 2006 as a percent of average loans and leases outstanding was 0.16%, a decrease from 0.45% for the same period in 2005.

The Company’s favorable credit risk profile reflected sustained growth in the Hawaii and Mainland economies, improving economic conditions in Guam, as well as disciplined commercial and retail underwriting and portfolio management.  The quality of the Hawaii-based portfolio was sustained by a growing local economy, led by construction and real estate industries and continued strength in domestic visitor arrivals, despite higher energy costs and increasing inflationary trends.

Relative to the Company’s total loan and lease portfolio, domestic airline carriers continued to demonstrate a higher risk profile due to fuel costs, pension plan obligations, and marginal pricing power.  In the evaluation of the Reserve for Credit Losses (the “Reserve”), the Company considered the ongoing financial issues within the airline industry, which offset the impact of the improvement in other components of the loan and lease portfolio.  Table 14 below summarizes the Company’s air transportation credit exposure.

Air Transportation Credit Exposure [1] (Unaudited)	Table 14

	September 30, 2006			Dec. 31, 2005	Sept. 30, 2005
		Unused	Total	Total	Total
(dollars in thousands)	Outstanding	Commitments	Exposure	Exposure	Exposure
Passenger Carriers Based In the United States	$68,045	$—	$68,045	$68,829	$70,678
Passenger Carriers Based Outside the United States	19,475	—	19,475	20,678	21,573
Cargo Carriers	13,240	—	13,240	13,240	13,240
Total Air Transportation Credit Exposure	$100,760	$—	$100,760	$102,747	$105,491

1       Exposure includes loans, leveraged leases and operating leases.

Non-Performing Assets

Non-performing assets (“NPAs”) consist of non-accrual loans and leases, foreclosed real estate and other non-performing investments.  The Company’s NPAs were $5.4 million as of September 30, 2006.  NPAs decreased by $1.0 million from December 31, 2005 and by $2.8 million from September 30, 2005.  The decrease in NPAs from 2005 was primarily due to the pay-off of a $1.5 million credit facility in December 2005.

Included in NPAs are loans considered impaired.  Impaired loans are defined as those which the Company believes it is probable it will not collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans were $0.2 million, $0.1 million, and $1.6 million as of September 30, 2006, December 31, 2005, and September 30, 2005, respectively.  The decrease in impaired loans from September 30, 2005 was primarily due to the pay-off of a $1.5 million credit facility noted above.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Consisting primarily of residential mortgages and personal unsecured lines of credit, accruing loans and leases past due 90 days or more were $3.0 million as of September 30, 2006, an increase of $0.1 million from December 31, 2005 and a decrease of $0.2 million from September 30, 2005.  Accruing loans and leases past due 90 days or more increased by $0.2 million from June 30, 2006 primarily due to timing of renewed maturities in the second quarter which acted to reduce this amount during that period.

Refer to Table 15 for further information on non-performing assets and accruing loans and leases past due 90 days or more.

Consolidated Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More (Unaudited)	Table 15

	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2006	2006	2006	2005	2005
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$400	$227	$236	$212	$471
Commercial Mortgage	44	48	52	130	1,617
Lease Financing	—	—	—	—	4
Total Commercial	444	275	288	342	2,092
Consumer
Residential Mortgage	4,253	4,628	4,922	5,439	5,021
Home Equity	254	204	38	39	41
Total Consumer	4,507	4,832	4,960	5,478	5,062
Total Non-Accrual Loans and Leases	4,951	5,107	5,248	5,820	7,154
Foreclosed Real Estate	409	188	358	358	413
Other Investments	82	82	300	300	683
Total Non-Performing Assets	$5,442	$5,377	$5,906	$6,478	$8,250

Accruing Loans and Leases Past Due 90 Days or More
Residential Mortgage	$882	$1,157	$464	$1,132	$1,545
Home Equity	62	86	85	185	83
Other Revolving Credit and Installment	2,044	1,561	1,390	1,504	1,479
Lease Financing	—	—	18	29	51
Total Accruing Loans and Leases Past Due 90 Days or More	$2,988	$2,804	$1,957	$2,850	$3,158

Total Loans and Leases	$6,489,057	$6,441,625	$6,246,125	$6,168,536	$6,202,546

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.08%	0.08%	0.08%	0.09%	0.12%

Ratio of Non-Performing Assets to Total Loans and Leases, Foreclosed Real Estate, and Other Investments	0.08%	0.08%	0.09%	0.11%	0.13%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases	0.13%	0.13%	0.13%	0.15%	0.18%

Quarter to Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$5,377	$5,906	$6,478	$8,250	$10,920
Additions	1,507	1,509	907	1,191	919
Reductions
Payments	(848)	(1,347)	(445)	(2,345)	(1,326)
Return to Accrual	(382)	(260)	(985)	(231)	(2,007)
Sales of Foreclosed Assets	(20)	(99)	—	(122)	—
Charge-offs/Write-downs	(192)	(332)	(49)	(265)	(256)
Total Reductions	(1,442)	(2,038)	(1,479)	(2,963)	(3,589)
Balance at End of Quarter	$5,442	$5,377	$5,906	$6,478	$8,250

Reserve for Credit Losses

The Company maintains a Reserve which consists of two components, the Allowance for Loan and Lease Losses (“Allowance”) and a Reserve for Unfunded Commitments (“Unfunded Reserve”).  The Reserve provides for the risk of credit losses inherent in the lending process and is based on loss estimates derived from a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment to address observed changes in trends, conditions, other relevant environmental and economic factors.

The level of the Allowance and the Unfunded Reserve is adjusted as a result of the provisioning process.  After considering the evaluation criteria above and net charge-offs, the changes in the Allowance and the Unfunded Reserve resulted in a $7.6 million Provision being recorded for the nine months ended September 30, 2006.  As a result, the Allowance and the Unfunded Reserve were relatively unchanged from December 31, 2005 reflecting a relatively stable asset quality environment during this period.  The ratio of the Allowance to total loans and leases outstanding was 1.40% at September 30, 2006, a decrease of eight basis points from December 31, 2005, primarily due to the increase in loans and leases outstanding.  A summary of the Reserve is presented in Table 16.

Consolidated Reserve for Credit Losses (Unaudited)	Table 16

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2006	2005	2006	2005
Balance at Beginning of Period	$96,167	$106,163	$96,167	$113,596
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(593)	(620)	(1,653)	(1,775)
Lease Financing	—	(10,049)	—	(10,049)
Consumer
Residential Mortgage	—	(130)	(39)	(512)
Home Equity	(211)	(26)	(438)	(723)
Other Revolving Credit and Installment	(3,982)	(4,488)	(12,703)	(13,617)
Lease Financing	(18)	(6)	(30)	(69)
Total Loans and Leases Charged-Off	(4,804)	(15,319)	(14,863)	(26,745)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	325	528	2,064	1,281
Commercial Mortgage	84	146	509	240
Lease Financing	1	—	1	162
Consumer
Residential Mortgage	223	190	464	485
Home Equity	120	130	308	315
Other Revolving Credit and Installment	1,250	1,322	3,870	3,775
Lease Financing	16	7	32	58
Total Recoveries on Loans and Leases Previously Charged-Off	2,019	2,323	7,248	6,316
Net Loan and Lease Charge-Offs	(2,785)	(12,996)	(7,615)	(20,429)
Provision for Credit Losses	2,785	3,000	7,615	3,000
Balance at End of Period [1]	$96,167	$96,167	$96,167	$96,167

Components
Allowance for Loan and Lease Losses	$90,795	$91,654	$90,795	$91,654
Reserve for Unfunded Commitments	5,372	4,513	5,372	4,513
Total Reserve for Credit Losses	$96,167	$96,167	$96,167	$96,167
Average Loans and Leases Outstanding	$6,470,862	$6,170,302	$6,324,454	$6,087,629

Ratio of Net Loan and Lease Charge-Offs to
Average Loans and Leases Outstanding (annualized)	0.17%	0.84%	0.16%	0.45%
Ratio of Allowance for Loans and Lease Losses to Loans and Leases Outstanding	1.40%	1.48%	1.40%	1.48%

1       Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the Consolidated Statements of Condition (Unaudited).

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices.  The Company is exposed to market risk as a consequence of the normal course of conducting its business activities.  Financial products that expose the Company to market risk include investment securities, loans and leases, deposits, debt and derivative financial instruments.  The Company’s market risk management process involves measuring, monitoring, controlling and managing risks that can significantly impact the Company’s financial position and results of operations.  In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance and shareholder value, while limiting the volatility of each.  The activities associated with these market risks are categorized into “trading” and “other than trading.”

The Company’s trading activities include foreign currency and foreign exchange contracts that expose the Company to a minor degree of foreign currency risk.  These transactions are primarily executed on behalf of customers and at times for the Company’s own account.

The Company’s “other than trading” activities include normal business transactions (e.g., managing the Company’s investment portfolio and foreign exchange transactions for customers) that expose the Company’s balance sheet profile to varying degrees of market risk.

Interest Rate Risk

The Company’s balance sheet is sensitive to changes in the general level of interest rates.  Interest rate risk arises primarily from the Company’s normal business activities of originating loans and leases and accepting deposits.  Many other factors also affect the Company’s exposure to changes in interest rates, such as general economic and financial conditions, historical pricing relationships and repricing characteristics of instruments.

The objective of the Company’s interest rate risk management is to maximize Net Interest Income (“NII”) over the short-term and long-term while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.

In managing interest rate risk, the Company, through the Asset/Liability Management Committee (“ALCO”), measures short-term and long-term sensitivities to changes in interest rates.  ALCO utilizes several techniques to manage interest rate risk, which include shifting balance sheet mix or altering the interest rate characteristics of assets and liabilities, changing product pricing strategies, modifying investment portfolio characteristics, or using derivative financial instruments.  Expected movements in interest rates are also considered in managing interest rate risk.  Thus, as interest rates change, the Company may use different techniques to manage interest rate risk.  While available as a tool to manage interest rate risk, the use of derivative financial instruments has been limited over the past several years.

NII Sensitivity — The Company utilizes NII simulations to analyze short-term income sensitivities to changes in interest rates.  Table 17 presents, as of September 30, 2006 and 2005, an estimate of the change in NII during a quarterly time frame that would result from a gradual 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for NII without any change in strategy.  Based on the NII simulation as of September 30, 2006, the Company’s balance sheet is approximately neutral to parallel changes in interest rates.  To analyze the impact in a more realistic manner, non-parallel rate scenarios are simulated.  These tests and analyses indicate that NII may decrease from the base case scenario should the yield curve stay inverted for a period of time.  Conversely, if the yield curve should become positively sloped from its current inverted profile, NII may increase.

Net Interest Income Sensitivity Profile (Unaudited)	Table 17

	Change in Net Interest Income Per Quarter
(dollars in thousands)	September 30, 2006		September 30, 2005
Change in Interest Rates (basis points)
+200	$(985)	(1.0)%	$1,827	1.8%
+100	(394)	(0.4)	985	1.0
-100	(197)	(0.2)	(1,746)	(1.7)
-200	(985)	(1.0)	(3,958)	(3.9)

Market Value of Portfolio Equity (“MVPE”) Sensitivity — The MVPE represents the Company’s estimate of the discounted present value of net cash flows derived from individual tangible assets and liabilities and off-balance sheet financial arrangements.  As of September 30, 2006 and 2005, the MVPE was approximately $1.8 billion.  To measure long-term exposure to changes in interest rates, the Company analyzes MVPE sensitivity.  The MVPE sensitivity measures the net present value change in the Company’s assets and liabilities from changes in interest rates.  Table 18 presents, as of September 30, 2006 and 2005, an estimate of the change in MVPE that would occur from an instantaneous 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve.  Further enhancing the MVPE analysis are value-at-risk (“VAR”), key rate analysis, duration of equity and the exposure to basis risk and non-parallel yield curve shifts.  There are inherent limitations to these measures; however, used along with the MVPE analysis, the Company obtains better overall insight for managing its exposure to changes in interest rates.  Based on the additional analyses, the Company estimates its greatest exposure is in scenarios where medium term rates rise on a relative basis more than short-term and long-term rates.

Market Value of Equity Sensitivity Profile (Unaudited)	Table 18

	Change in Market Value of Equity
(dollars in thousands)	September 30, 2006		September 30, 2005
Change in Interest Rates (basis points)
+200	$(164,648)	(9.2)%	$(55,028)	(2.8)%
+100	(72,414)	(4.0)	(12,629)	(0.7)
-100	5,767	0.3	(57,529)	(3.0)
-200	(87,037)	(4.8)	(217,252)	(11.2)

In addition, results of the interest rate risk exposures, particularly NII and MVPE sensitivities, duration of equity and VAR are measured against established ALCO guidelines.  Within ALCO guidelines, NII and MVPE exposures are further managed based on forecasted interest rate changes and certain management targets.  ALCO guidelines are determined by the amount of available capital and provide some flexibility in managing exposures to actual and expected changes in rates.  Since the results are highly dependent on modeling assumptions, assumptions are reviewed regularly.

Liquidity Management

Liquidity is managed in an effort to ensure that the Company has continuous access to sufficient, reasonably priced funding to conduct its business and satisfy obligations in a normal manner.

The Bank is a member of the FHLB, which provides an additional source of short-term and long-term funding.  Outstanding borrowings from the FHLB were $75.0 million at September 30, 2006 at a weighted average interest rate of 3.73%.  Outstanding borrowings were $77.5 million at December 31, 2005 and September 30, 2005.  A total of $25.0 million will mature in less than one year.

Additionally, the Bank maintains a $1.0 billion senior and subordinated bank note program.  Under this facility, the Bank may issue additional notes provided that the aggregate amount outstanding does not exceed $1.0 billion.  Subordinated notes outstanding under this bank note program totaled $124.8 million at September 30, 2006, December 31, 2005, and September 30, 2005 at a fixed interest rate of 6.875%.

Capital Management

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies.  The Company’s objective is to hold sufficient capital on a regulatory basis to exceed the minimum guidelines of a “well capitalized” financial institution, while over the long-term optimize shareholder value, support asset growth, reflect risks inherent in its markets and provide protection against unforeseen losses.

At September 30, 2006, shareholders’ equity totaled $683.5 million, a 1.4% net decrease from December 31, 2005.  The decrease in shareholders’ equity during the first nine months of 2006 was due to the previously discussed non-cash tax charge which reduced second quarter of 2006 earnings, the Company’s ongoing common stock repurchase program, and dividends paid, partially offset by net income.

During the nine months ended September 30, 2006, 2.1 million shares of common stock were repurchased under the share repurchase program at an average cost of $51.09 per share, totaling $109.5 million.  From the beginning of the share repurchase program in July 2001 through September 30, 2006, the Company repurchased a total of 42.1 million shares and returned in excess of $1.4 billion to its shareholders at an average cost of $34.22 per share.  From October 1, 2006 through October 20, 2006, the Company repurchased an additional 122,500 shares of common stock at an average cost of $48.36 per share for a total of $5.9 million, resulting in remaining buyback authority under the share repurchase program of $102.5 million.

In October 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.41 per share on the Company’s outstanding shares.  The dividend will be payable on December 14, 2006 to shareholders of record at the close of business on November 30, 2006.

Table 19 presents the regulatory capital and ratios as of September 30, 2006, December 31, 2005 and September 30, 2005.

Regulatory Capital and Ratios (Unaudited)	Table 19

	Sept. 30,	Dec. 31,	Sept. 30,
(dollars in thousands)	2006	2005	2005
Regulatory Capital
Shareholders’ Equity	$683,472	$693,352	$696,311
Add: 8.25% Capital Securities of Bancorp Hawaii Capital Trust I	31,425	31,425	31,425
Less: Goodwill	34,959	34,959	34,959
Net Unrealized Losses on Investment Securities Available-for-Sale	(28,899)	(27,281)	(16,528)
Tier 1 Capital	708,837	717,099	709,305
Allowable Reserve for Credit Losses	90,723	86,617	86,700
Qualifying Subordinated Debt	49,937	74,883	74,876
Unrealized Gains on Investment Securities Available-for-Sale	20	—	—
Total Regulatory Capital	$849,517	$878,599	$870,881

Risk-Weighted Assets	$7,252,429	$6,919,822	$6,926,535

Key Regulatory Capital Ratios
Tier 1 Capital Ratio	9.77%	10.36%	10.24%
Total Capital Ratio	11.71	12.70	12.57
Leverage Capital Ratio	6.90	7.14	6.98

Financial Outlook

The Company’s previous earnings estimate of approximately $178 million in net income for the full year of 2006 remains unchanged.  An analysis of credit quality is performed quarterly to determine the adequacy of the Reserve.  This analysis determines the timing and amount of the Provision.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk and Interest Rate Risk.

Item 4.            Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Unaudited)

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 1 - 31, 2006	125,000	$48.98	125,000	$48,917,359
August 1 - 31, 2006	493,231	49.26	490,000	24,782,220
September 1 - 30, 2006	335,000	48.72	335,000	8,461,994
Total	953,231	49.03	950,000

1       The month of August included 3,231 vested shares purchased from employees in connection with stock option exercises.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Company’s common stock on the dates of purchase.  There were no vested shares in the month of July and September.

2       The Company repurchased shares during the third quarter of 2006 pursuant to its ongoing share repurchase program that was first announced in July 2001.  As of October 20, 2006, $102.5 million remained of the total $1.55 billion total repurchase amount authorized by the Company’s Board of Directors under the share repurchase program.  The program has no set expiration or termination date.

Item 5.            Other Information

On Sunday, October 15, 2006, Hawaii experienced a magnitude 6.7 earthquake centered near the Big Island of Hawaii.  The Company did not experience any significant loss to its premises, equipment, or data as a result of the earthquake.  Although the Company is still evaluating the effects of the earthquake, at this time the Company is not aware of any material loss or disruption to the operations or assets of its customers that could have a material impact on the Company’s results of operations or financial condition.

Item 6.            Exhibits

Exhibit Index

Exhibit Number

12	Statement Regarding Computation of Ratios

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 2006	Bank of Hawaii Corporation and Subsidiaries

	By:	/s/ Allan R. Landon
Allan R. Landon Chairman of the Board, Chief Executive Officer, and President

	By:	/s/ Richard C. Keene
Richard C. Keene Chief Financial Officer

Exhibit Index

Exhibit Number

12	Statement Regarding Computation of Ratios

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer