Form 10-K
period 2006-12-31
BANK OF HAWAII CORP
filed 2007-02-22
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                         to

Commission File Number 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)
130 Merchant Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $49.60, was approximately $2,480,825,146. There was no non-voting common equity of the registrant outstanding on that date.

As of February 13, 2007, there were 49,724,711 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2007, are incorporated by reference into Part III of this Report.

Bank of Hawaii Corporation

Form 10-K

Part I

Item 1. Business

General

Bank of Hawaii Corporation (the “Parent”) is a Delaware corporation and a bank holding company (“BHC”).

The Parent’s banking subsidiary, Bank of Hawaii (the “Bank”), was organized under the laws of the state of Hawaii on December 17, 1897 and has its headquarters in Honolulu, Hawaii. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is a member of the Federal Reserve System. The only other direct subsidiary of the Parent is Bancorp Hawaii Capital Trust I, a grantor trust, organized to issue trust preferred securities.

Bank of Hawaii Corporation and its Subsidiaries (the “Company”) provide a range of financial services and products primarily in Hawaii and the Pacific Islands (Guam and nearby islands and American Samoa). The Bank’s subsidiaries include Bank of Hawaii Leasing, Inc., Bankoh Investment Services, Inc., Pacific Century Life Insurance Corporation, Triad Insurance Agency, Inc., Bank of Hawaii Insurance Services, Inc., Pacific Century Insurance Services, Inc., Bankoh Investment Partners, LLC, and Bank of Hawaii International, Inc. The Bank’s subsidiaries are engaged in equipment leasing, securities brokerage and investment services, and insurance and insurance agency services.

The Company is aligned into the following business segments: Retail Banking, Commercial Banking, Investment Services, and Treasury. Financial and other additional information about the Company’s business segments are presented in the Analysis of Business Segments section of Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”), including Table 5, and Note 11 to the Consolidated Financial Statements, which is incorporated herein by reference.

Information on the Bank’s limited foreign activities is presented in Table 9 of MD&A, which is incorporated herein by reference.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found free of charge on its internet site at http://www.boh.com as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site, http://www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company’s Corporate Governance Guidelines; the charters of the Audit Committee, the Executive and Strategic Planning Committee, the Human Resources and Compensation Committee, and the Nominating and Corporate Governance Committee; and the Code of Business Conduct and Ethics are available on the Company’s website. Upon written request to the Corporate Secretary at 130 Merchant Street, Honolulu, Hawaii, 96813, the information is available in print to any shareholder.

The Company included the Chief Executive Officer and the Chief Financial Officer certifications regarding the Company’s public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. Additionally, the Company filed with the New York Stock Exchange (the “NYSE”) the Chief Executive Officer certification regarding the Company’s compliance with the NYSE’s Corporate Governance Listing Standards (the “Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards. The certification was dated May 19, 2006 and indicated that the Chief Executive Officer was not aware of any violations of the Listing Standards by the Company.

Competition

The Company is subject to substantial competition from banks, savings associations, credit unions, mortgage companies, finance companies, mutual funds, brokerage firms, insurance companies, and other providers of financial services, including financial service subsidiaries of commercial and manufacturing companies. The

Company also competes with certain non-financial institutions that offer financial products and services. Some of the Company’s competitors are not subject to the same level of regulation and oversight that is required of banks and BHCs, and competitors, through alternative delivery channels such as the internet, may be based outside of the local markets in which we serve. The Company competes based primarily on its reputation in the Company’s key markets, its extensive branch network, its service levels, and its knowledge of local trends and conditions.

Supervision and Regulation

The Parent and the Bank are each extensively regulated under both federal and state laws. The following information describes certain aspects of those regulations applicable to the Parent and the Bank, and does not purport to be complete. To the extent statutory or regulatory provisions are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and by and before the various bank regulatory agencies. The likelihood and timing of changes and the impact such changes might have on the Parent or the Bank are not possible to determine. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations, and earnings of the Parent and the Bank.

The Parent

The Parent is registered as a BHC under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to the supervision of and to examination by the Board of Governors of the Federal Reserve System (the “FRB”). The Parent is also registered as a financial institution holding company under the Hawaii Code of Financial Institutions (the “Code”) and is subject to the registration, reporting, and examination requirements of the Code.

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

Subject to certain limits, under the Riegle-Neal Interstate Banking and Branching Efficiency Act (the “Riegle-Neal Act”), an adequately capitalized and adequately managed BHC may acquire control of banks in any state. An interstate acquisition may not be approved if immediately following the acquisition the BHC would control 30% or more of the total FDIC-insured deposits in that state (or such lesser or greater amount set by the state), unless the acquisition is the BHC’s initial entry into the state. An adequately capitalized and adequately managed bank may apply for permission to merge with an out-of-state bank and convert all branches of both parties into branches of a single bank. An interstate bank merger may not be approved, if immediately following the acquisition, the acquirer would control 30% or more of the total FDIC-insured deposits in that state (or such lesser or greater amount set by the state), unless the acquisition is the acquirer’s initial entry into the state. Banks are also permitted to open newly established branches in any state in which it does not already have banking branches if such state enacts a law permitting such de novo branching.

In addition, under provisions of the Code enacted to authorize interstate branching under the Riegle-Neal Act, out-of-state banks may engage in mergers with Hawaii banks or acquisitions of substantially all of their assets, following which any such out-of-state bank may operate the branches of the Hawaii bank it has acquired. The Hawaii Commissioner of Financial Institutions is authorized to waive the federal limit on concentration of FDIC-insured deposits. This statute also permits out-of-state banks to acquire branches of Hawaii banks and to open branches in Hawaii on a de novo basis.

Under the Gramm-Leach-Bliley Act (“GLBA”), a BHC may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional BHCs. In order to qualify for the election, all of the depository institution subsidiaries of the BHC must be well capitalized and well managed and all of its insured depository institution subsidiaries must have achieved a rating of “satisfactory” or better under the Community Reinvestment Act (the “CRA”). Financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto as determined by the FRB. GLBA identifies several activities as “financial in nature,” including, among others, insurance underwriting and sales, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. The Parent has not elected to become a financial holding company.

Bank of Hawaii

The Bank is subject to supervision and examination by the Federal Reserve Bank of San Francisco and the State of Hawaii Department of Commerce and Consumer Affairs Division of Financial Institutions. Depository institutions, including the Bank, are subject to extensive federal and state regulation that significantly affects their business and activities. Regulatory bodies have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in activities that represent unsafe and unsound banking practices or constitute violations of applicable laws, rules, regulations, administrative orders, or written agreements with regulators. The standards relate generally to operations and management, asset quality, interest rate exposure, capital, and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards, including the assessment of civil monetary penalties, the issuance of cease-and-desist orders, and other actions.

Bankoh Investment Services, Inc., the broker dealer subsidiary of the Bank, is regulated by the National Association of Securities Dealers. The insurance subsidiaries, Bank of Hawaii Insurance Services, Inc., Triad Insurance Agency, Inc., and Pacific Century Insurance Services, Inc., are incorporated in Hawaii and are regulated by the State of Hawaii Department of Insurance. Pacific Century Life Insurance Corporation is incorporated in Arizona and is regulated by the State of Arizona Department of Insurance.

Capital Requirements

The FRB has issued substantially similar risk-based and leverage capital guidelines applicable to BHCs and banks that they supervise. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is to be composed of common equity, retained earnings, and qualifying perpetual preferred stock, less certain intangibles (“Tier 1 Capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the allowance for loan and lease losses (“Tier 2 Capital”) and, together with Tier 1 Capital, equals total capital (“Total Capital”). Risk weighted assets are calculated by taking assets and credit equivalent amounts of off-balance-sheet items and assigning them to one of several broad risk categories, according to the obligor, or, if relevant, the guarantor or the nature of the collateral. The aggregate dollar value of the amount in each category is then multiplied by the risk weight associated with that category. As of December 31, 2006, the Company’s ratios of Tier 1 Capital and Total Capital to total risk-weighted assets were 9.99% and 11.92%, respectively, and the Bank’s ratios of Tier 1 Capital and Total Capital to total risk-weighted assets were 9.91% and 11.84%, respectively.

In addition, each of the federal bank regulatory agencies has established minimum leverage capital ratio requirements for BHCs and banks. These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted quarterly average assets equal to 3% for BHCs and banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing significant growth or expansion. All other BHCs and banks will generally be required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. As of December 31, 2006, the Company’s leverage ratio was 7.06% and the Bank’s leverage ratio was 7.01%.

The FRB’s risk-based capital standards identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank’s capital adequacy. The FRB also has issued additional capital guidelines for certain BHCs that engage in trading activities. Management does not believe that consideration of these additional factors will affect the regulator’s assessment of the Company’s or the Bank’s capital position.

Dividend Restrictions

The Parent is a legal entity separate and distinct from the Bank. The Parent’s principal source of funds to pay dividends on its common stock and to service its debt is dividends from the Bank. Various federal and state statutory provisions and regulations limit the amount of dividends the Bank may pay to the Parent without regulatory approval, including requirements to maintain capital above regulatory minimums. The FRB is authorized to determine the circumstances when the payment of dividends would be an unsafe or unsound practice and to prohibit such payments. The right of the Parent, its shareholders, and creditors, to participate in any distribution of the assets or earnings of its subsidiaries, also is subject to the prior claims of creditors of those subsidiaries.

For information regarding the limitations on Bank dividends, see Note 10 to the Consolidated Financial Statements, which is incorporated herein by reference.

Transactions with Affiliates

The Bank is subject to restrictions under federal laws that limit the transfer of funds or other items of value to the Parent and any other non-bank affiliates in so-called “covered transactions.”  In general, covered transactions include loans, leases, and other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from the Bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by the Bank with a single affiliate are limited to 10% of the Bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the Bank’s capital and surplus.

FDIC Insurance

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The DIF was created by the merger of the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) provided for in the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), as enacted in February 2006. This legislation also increased insurance coverage for retirement accounts to $250,000 and indexed the insurance levels for inflation, among other changes. In addition, as a result of the FDIRA, the FDIC has adopted a revised, risk-based assessment system to determine assessment rates to be paid by member institutions, such as the Bank. Under this revised assessment system, risk is defined and measured using an institution’s supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. The annual risk based assessment rates for 2007 range from $0.05 to $0.43 per $100 of insured deposits. The FDIRA also provided for a one-time assessment credit, to be allocated among member institutions. The FDIC one-time assessment credit may be used to offset future deposit insurance assessments beginning in 2007.

In addition to DIF assessments, beginning in 1997 the FDIC assessed BIF-assessable and SAIF-assessable deposits to fund the repayment of debt obligations of the Financing Corporation. The Financing Corporation is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. As of January 1, 2007, the annualized rate of risk-adjusted deposits, established by the FDIC for all DIF-assessable deposits, was 1.22 basis points (hundredths of 1%). For the year ended December 31, 2006, the Bank’s Financing Corporation insurance assessment expense was $1.1 million.

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

Other Safety and Soundness Regulations

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by the law. Under regulations established by the federal banking agencies, a “well capitalized” institution must have a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 6%, a leverage ratio of at least 5%, and not be subject to a capital directive order. An “adequately capitalized” institution must have a Total Capital ratio of at least 8% and Tier 1 Capital and leverage ratios of at least 4%. As of December 31, 2006, the Bank was classified as “well capitalized.”  The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be, and should not be, interpreted as a representation of overall financial condition or prospects of any financial institution.

The federal banking agencies’ prompt corrective action powers (which increase depending upon the degree to which an institution is undercapitalized) can include, among other things, requiring an insured depository institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution’s parent company; placing limits on asset growth and restrictions on activities; including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution. Among other things, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval.

As required by FDICIA, the federal banking agencies also have adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not in compliance with any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt corrective action provisions described above.

Community Reinvestment and Consumer Protection Laws

In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the CRA.

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. Furthermore, such assessment also is required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. In the case of a BHC (including a financial holding company) applying for approval to acquire a bank or BHC, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant BHC in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.”  The Bank was rated outstanding in its most recent CRA evaluation.

Bank Secrecy Act / Anti-Money Laundering Laws

The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. Among other things, these laws and regulations require the Bank to take steps to prevent the use of the Bank for facilitating the flow of illegal or illicit money, to report large currency transactions, to file suspicious activity reports, and to implement appropriate compliance programs, training, risk assessments, and “know your customer” programs. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

Privacy Requirements

Federal banking regulators, pursuant to GLBA, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated third parties.

Employees

As of January 31, 2007, the Company had approximately 2,600 employees.

Item 1A. Risk Factors

There are a number of risks and uncertainties that could cause our financial results and condition to differ materially from expected results.

Changes in business and economic conditions, in particular those of Hawaii and the Pacific Islands (Guam and nearby islands and American Samoa) could lead to lower revenue, lower asset quality, and lower earnings.

Our business and earnings are closely tied to general business and economic conditions, particularly the economies of Hawaii and the Pacific Islands, which are heavily influenced by tourism, government, and other service-based industries. Factors that could affect the general economy include geopolitical risks, such as real or threatened acts of war or terrorism, higher energy costs, reduced consumer or corporate spending, natural disasters or adverse weather, public health issues, and the normal cyclical nature of the economy. A sustained economic downturn could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenue and lower earnings.

Changes in interest rates could adversely impact our results of operations.

Our earnings are highly dependent on the spread between the interest earned on loans, leases, and investment securities and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans, leases, and investment securities and the rates paid on deposits and borrowings. In addition, changes to market interest rates could impact the level of loans, leases, investment securities, deposits, and borrowings, and the credit profile of existing loans and leases. Interest rates may be affected by many factors beyond our control, including general economic conditions, and the monetary and fiscal policies of various governmental and regulatory authorities. Changes in interest rates may negatively impact our ability to attract deposits, originate loans and leases, and achieve satisfactory interest rate spreads which could adversely affect our financial condition or results of operations.

Our reserve for credit losses may not be adequate to cover actual loan and lease losses.

The risk of nonpayment of loans and leases is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on our financial condition or results of operation. We maintain a reserve for credit losses to absorb estimated probable credit losses inherent in the loan and lease and commitment portfolios as of the balance sheet date. In determining the level of the reserve for credit losses, management makes various assumptions and judgments about the loan and lease portfolio. If our assumptions are incorrect, the reserve for credit losses may not be sufficient to cover losses, which could adversely affect our financial condition or results of operations.

Many of our loans are secured by real estate in Hawaii and Guam. If these locations experience an economic downturn that impacts real estate values and customers’ ability to repay, loan and lease losses could exceed the estimates that are currently included in the reserve for credit losses.

Our operations are subject to extensive regulation.

Our operations are subject to extensive regulation by federal and state governmental authorities. The regulations are primarily intended to protect depositors, customers and the banking system as a whole. Failure to comply with all applicable regulations could lead to severe penalties and damage to our reputation. Furthermore, the regulatory environment is constantly undergoing change and the impact of changes to laws and regulations, the interpretation of such laws or regulations, or other actions by regulatory agencies could make regulatory compliance more difficult or expensive for us.

Competition may adversely affect our business.

Our future growth and success depends on our ability to compete effectively. We compete for deposits, loans, leases, and other financial services with a variety of competitors, including banks, thrifts, credit unions, mortgage companies, broker dealers, and insurance companies all of which may be based in or out of Hawaii and the Pacific Islands. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. Failures to effectively compete, innovate, and make effective use of available channels to deliver our products and services could adversely affect our financial condition or results of operations.

Our liquidity is dependent on dividends from the Bank.

The Bank’s ability to pay dividends to the Parent is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors that the Federal Reserve Board could assert that payment of dividends from the Bank to Parent would be an unsafe or unsound practice. In the event the Bank was unable to pay dividends to the Parent, dividends on our common stock which we pay to shareholders could be adversely affected. Failure to pay dividends or a reduction in the dividend rate could have a material adverse effect on the market price of our common stock.

An interruption or breach in security of our information systems may result in a loss of customers.

We rely heavily on communications and information systems to conduct our business. In addition, we rely on third parties to provide key components of our infrastructure, including loan, deposit and general ledger processing, internet connections, and network access. Any disruption in service of these key components could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our operations. Furthermore, any security breach of our information systems or data, whether managed by us or by third parties, could harm our reputation or cause a decrease in the number of customers that choose to do business with us.

Reputational and legal risk.

Reputational harm could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, ethical issues, or inadequate protection of customer information. We use significant resources to comply with our various regulatory requirements, including the requirements of the Sarbanes-Oxley Act of 2002, and any failure to comply could result in reputational harm or significant legal or remediation costs. Damage to our reputation could adversely affect our ability to retain and attract new customers. In addition, new litigation or changes in existing litigation, claims and assessments, environmental liabilities and costs involved in resolving or defending against any such matters could have a negative effect on our financial condition or results of operations.

Changes in accounting standards or in income tax laws or interpretations could materially affect our financial condition or results of operations.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets, liabilities, and financial results. Periodically, new accounting standards are issued or revisions made to existing standards that may change the methods governing the preparation of our financial statements. Similarly, new tax legislation could be enacted or interpretations of existing tax laws could change causing an adverse effect to our financial condition or results of operations.

Our performance depends on attracting and retaining key employees and skilled personnel to operate our business effectively.

There are a limited number of qualified personnel in the markets we serve, so our success depends in part on the continued services of many of our current management and other key employees. Hawaii’s current low unemployment rate also contributes to the difficulty of attracting and retaining qualified employees at all management and staffing levels. Failure to maintain our key employees and maintain adequate staffing of qualified personnel could adversely impact our operations and our ability to compete.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

The principal offices of the Company and each of its business segments are located in the Financial Plaza of the Pacific in Honolulu, Hawaii. The Company owns and leases other premises, consisting of branch offices and operating facilities located in Hawaii and the Pacific Islands, which are primarily used by the Retail Banking and Commercial Banking business segments.

Item 3. Legal Proceedings

The Company is involved in various legal proceedings arising from normal business activities. In the opinion of management, after reviewing these proceedings with counsel, the aggregate liability, if any, resulting from these proceedings is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2006 to a vote of security holders through solicitation of proxies or otherwise.

Executive Officers of the Registrant:

Listed below are executive officers of the Parent as of February 13, 2007.

Name	Age	Position
Allan R. Landon	58

Chairman and Chief Executive Officer since September 2004; President since December 2003; Chief Operating Officer from May 2004 to August 2004; Vice Chairman from February 2001 to December 2003; Chief Financial Officer from February 2001 to April 2004.

Peter S. Ho	41

Vice Chairman and Chief Banking Officer since January 2006, areas of responsibility include Commercial Banking and Investment Services; Vice Chairman, Investment Services from April 2004 to December 2005; Executive Vice President, Hawaii Commercial Banking Group from February 2003 to April 2004; Executive Vice President, Corporate Banking Division Manager from January 2002 to January 2003.

Richard C. Keene	47

Vice Chairman and Chief Financial Officer since May 2004; Executive Vice President and Controller from January 2002 to April 2004; as disclosed in the Company’s Form 8-K, filed with the SEC on January 22, 2007, Mr. Keene will be leaving the Company in the first quarter of 2007.

Mark A. Rossi	58

Vice Chairman, Chief Administrative Officer and Corporate Secretary since February 2007; President of Lane Powell from July 2004 to January 2007; Partner of Lane Powell Spears Lubersky, LLP from April 1996 to July 2004.

Mary E. Sellers	50

Vice Chairman and Chief Risk Officer since July 2005; Executive Vice President, Director of Risk Management from June 2003 to June 2005; Executive Vice President, Credit Review Manager from January 2002 to June 2003.

Donna A. Tanoue	52

Vice Chairman since February 2007; Vice Chairman, Corporate and Regulatory Administration and Chief Administrative Officer from April 2004 to January 2007; Vice Chairman, Investment Services from April 2002 to April 2004; independent consultant for the Bank, September 2001 to March 2002.

David W. Thomas	55

Vice Chairman and Chief Operating Officer since January 2006, areas of responsibility include Retail Banking and Technology and Operations; Vice Chairman, Retail Banking from April 2001 to December 2005.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information, Shareholders, and Dividends

The common stock of the Parent is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 13, 2007, there were 7,869 common shareholders of record.

Information regarding the historical market prices of the Parent’s common stock and dividends declared on that stock are shown below.

Market Prices, Book Values, and Common Stock Dividends Per Share
	Market Price Range				Dividends
Year/Period	High	Low	Close	Book Value	Declared
2006	$55.15	$47.00	$53.95	$14.45	$1.52
First Quarter	55.15	51.40	53.31		0.37
Second Quarter	54.51	48.33	49.60		0.37
Third Quarter	50.75	47.00	48.16		0.37
Fourth Quarter	54.59	47.54	53.95		0.41
2005	$54.44	$43.82	$51.54	$13.52	$1.36
First Quarter	50.95	44.33	45.26		0.33
Second Quarter	51.30	43.82	50.75		0.33
Third Quarter	54.44	47.44	49.22		0.33
Fourth Quarter	53.19	47.21	51.54		0.37
2004	$51.10	$40.97	$50.74	$14.83	$1.23

The Parent’s Board of Directors considers on a quarterly basis the feasibility of paying a cash dividend to its shareholders. Under the Parent’s general practice, dividends are declared upon completion of a quarter and are paid prior to the end of the subsequent quarter. Dividends declared are based, in part, on the expected earnings for the subsequent quarter. For additional information regarding the limitation on the Parent’s ability to pay dividends, see “Dividend Restrictions” under “Supervision and Regulation” in Item 1 of this report and Note 10 to the Consolidated Financial Statements, which are incorporated herein by reference.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 1 - 31, 2006	146,104	$48.86	145,000	$101,381,786
November 1 - 30, 2006	109,270	52.06	105,000	95,914,431
December 1 - 31, 2006	90,222	52.19	87,500	91,346,370
Total	345,596	$50.74	337,500

1         The months of October, November, and December 2006 included 1,104, 4,270, and 2,722 mature shares, respectively, purchased from employees in connection with stock option exercises. These shares were not purchased as part of a publicly announced program. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

2         The Company repurchased shares during the fourth quarter of 2006 pursuant to its ongoing share repurchase program that was first announced in July 2001. As of February 13, 2007, $80.7 million remained of the $1.55 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Employee Compensation Plan Information

For information on the Company’s Equity Compensation Plan Information, see Item 12 of this report, which is incorporated herein by reference.

Performance Graph

The following graph shows the cumulative total return for the Parent’s common stock compared to the cumulative total returns for the Standard & Poor’s (“S&P”) 500 Index and the S&P Banking Index. The graph assumes that $100 was invested on December 31, 2001 in the Parent’s common stock, the S&P 500 Index, and the S&P Banking Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes reinvested dividends.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 2001 with dividends reinvested

	Dec-2001	Dec-2002	Dec-2003	Dec-2004	Dec-2005	Dec-2006
Bank of Hawaii Corporation	$100	$120	$171	$212	$221	$238
S&P 500 Index	$100	$78	$100	$111	$117	$135
S&P Banking Index	$100	$99	$125	$143	$141	$164

Item 6. Selected Financial Data

Summary of Selected Consolidated Financial Data
(dollars in millions, except per share amounts)	2006	2005	2004	2003	2002
Year Ended December 31,
Operating Results
Net Interest Income	$402.6	$407.1	$390.6	$365.9	$370.2
Provision for Credit Losses	10.8	4.6	(10.0)	-	11.6
Net Income	180.4	181.6	173.3	135.2	121.2
Basic Earnings Per Share	3.59	3.50	3.26	2.32	1.75
Diluted Earnings Per Share	3.52	3.41	3.08	2.21	1.70
Dividends Declared Per Share	1.52	1.36	1.23	0.87	0.73
Performance Ratios
Net Income to Average Total Assets	1.76%	1.81%	1.78%	1.44%	1.22%
Net Income to Average Shareholders’ Equity	25.90	24.83	22.78	15.02	10.24
Net Interest Margin [1]	4.25	4.38	4.32	4.23	3.99
Operating Leverage [2]	3.13	10.54	26.33	3.75	(36.58)
Efficiency Ratio [3]	51.87	53.15	56.14	63.38	64.94
Dividend Payout Ratio [4]	42.34	38.86	37.73	37.50	41.71
Average Shareholders’ Equity to Average Assets	6.80	7.29	7.81	9.60	11.88
Allowance to Loans and Leases Outstanding	1.37	1.48	1.78	2.24	2.67
Tier 1 Capital Ratio	9.99	10.36	12.13	12.54	16.59
Total Capital Ratio	11.92	12.70	14.89	15.81	19.96
Leverage Ratio [5]	7.06	7.14	8.29	8.43	10.34
As of December 31,
Balance Sheet Totals
Net Loans and Leases	$6,532.2	$6,077.4	$5,880.1	$5,628.1	$5,216.2
Total Assets	10,571.8	10,187.0	9,766.2	9,461.6	9,516.4
Total Deposits	8,023.4	7,907.5	7,564.7	7,332.8	6,920.2
Long-Term Debt	260.3	242.7	252.6	324.1	389.8
Total Shareholders’ Equity	719.4	693.4	814.8	793.1	1,015.8
Average Assets	10,241.4	10,023.7	9,745.5	9,377.5	9,961.2
Average Loans and Leases	6,369.2	6,104.4	5,786.6	5,525.6	5,411.4
Average Deposits	7,731.0	7,766.5	7,422.3	7,045.8	6,599.9
Average Shareholders’ Equity	696.3	731.1	761.0	900.1	1,183.5
Non-Financial Data
Common Shareholders of Record at Year-End	7,888	7,940	8,171	9,561	10,550
Basic Weighted Average Shares	50,176,685	51,848,765	53,232,815	58,338,566	69,385,745
Diluted Weighted Average Shares	51,178,943	53,310,816	56,241,044	61,085,567	71,447,333

1         The net interest margin is defined as net interest income, on a fully-taxable equivalent basis, as a percentage of average earning assets.

2         The operating leverage is defined as the percentage change in income before provision for credit losses and provision for income taxes. The operating leverage for 2002 was affected by divestitures that occurred in 2001.

3         The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

4         The dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

5         The Company’s leverage ratio as of December 31, 2006, as previously disclosed in the Company’s earnings release on January 22, 2007, has been corrected to exclude the adjustment to initially adopt FASB Statement No. 158 from Tier 1 capital to comply with recently issued regulatory requirements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic and business environment in the Company’s service area and elsewhere, credit quality, and other financial and business matters in future periods. The Company’s forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions are less favorable than expected; 2) competitive pressure among financial services and products; 3) the impact of legislation and the regulatory environment; 4) fiscal and monetary policies of the markets in which the Company serves; 5) any actual or alleged conduct which could harm the Company’s reputation; 6) changes in accounting standards; 7) changes in tax laws or regulations or the interpretation of such laws and regulations; 8) changes in the Company’s credit quality or risk profile that may increase or decrease the required level of reserve for credit losses; 9) changes in market interest rates that may affect the Company’s credit markets and ability to maintain its net interest margin; 10) unpredicted costs and other consequences of legal or regulatory matters involving the Company; 11) changes to the amount and timing of the Company’s proposed equity repurchases; and 12) geopolitical risk, military or terrorist activity, natural disaster, adverse weather, public health and other conditions impacting the Company and its customers’ operations. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part I of this report. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. The Company does not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

Critical Accounting Estimates

The Company’s Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which it operates. The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements, which is incorporated herein by reference. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Critical accounting estimates are defined as those that require assumptions or judgments to be made based on information available as of the date of the financial statements. Certain policies inherently have a greater reliance on the use of estimates. Those policies have a greater possibility of producing results that could be materially different than reported if there is a change to any of the estimates, assumptions, or judgments made by management. Based on the potential impact to the financial statements of the valuation methods, estimates, assumptions, and judgments used, management identified the determination of the reserve for credit losses, the valuation of mortgage servicing rights, the valuation of leased asset residual values, the valuation of pension and postretirement obligations, and the determination of income tax expense and liability to be the accounting estimates that are the most subjective and/or judgmental.

Reserve for Credit Losses

A consequence of lending activities is that we may incur losses. The amount of such losses will vary from time to time depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions, including rising interest rates, and the financial performance of borrowers. The Company maintains a reserve for credit losses which consists of the Allowance for Loan and Lease Losses (the “Allowance”) and a Reserve for Unfunded Commitments (the “Unfunded Reserve”). The reserve for credit losses provides for the risk of credit losses inherent in the credit extension process and is based on a range of loss estimates derived from a comprehensive quarterly evaluation, reflecting analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment to address observed changes in trends, conditions, and other relevant environmental and economic factors, plus an amount for imprecision of estimates. The Allowance is increased or decreased through the provisioning process. There is no exact method of predicting specific losses or amounts that ultimately may be charged-off on particular segments of the loan and lease portfolio.

The determination of the amount of the reserve for credit losses is a critical accounting estimate as it requires the use of estimates and significant judgment related to the amount and timing of expected future cash flows on impaired loans and leases, estimated loss rates on homogenous portfolios, and deliberation on economic factors and trends. On a quarterly basis, senior-level committees approve specific credit and reserve-related activities. Also, on a quarterly basis, the Audit Committee of the Board of Directors reviews and approves the reserve for credit losses prior to final affirmation by the Board of Directors. Note 3 to the Consolidated Financial Statements, which includes further discussion and information on the reserve for credit losses, is incorporated herein by reference.

Valuation of Mortgage Servicing Rights

When mortgage loans are sold with servicing rights retained, a servicing asset is established and accounted for based on estimated fair values. Once mortgage servicing rights have been recorded, they must be periodically evaluated for “impairment.” Under current accounting guidance, impairment occurs when the current estimated fair value of mortgage servicing rights is less than the book value. The current estimated fair value is determined using discounted cash flow modeling techniques, which requires management to make estimates and assumptions regarding the amount and timing of expected future cash flows, loan repayment rates, costs to service, and interest rates that reflect the risk involved. The value of the Company’s mortgage servicing rights is sensitive to changes in the estimates and assumptions made. Had the Company assumed lower long-term interest rates and higher loan repayment rates, the value of the mortgage servicing rights could have been lower than recorded in the Company’s Consolidated Statements of Condition. Note 4 to the Consolidated Financial Statements, which includes further discussion and information on mortgage servicing rights, including a sensitivity analysis, is incorporated herein by reference.

Residual Valuation of Leased Assets

Lease financing receivables include a residual value component, which represents the estimated value of leased assets upon lease expiration. The determination of residual value is derived from a variety of sources, including equipment valuation services, appraisals, and publicly available market data on recent sales transactions on similar equipment. The length of time until termination, the cyclical nature of equipment values, and the limited marketplace for re-sale of certain leased assets, are important variables considered in making this determination. The Company updates its valuation analysis on an annual basis, or more often when events or circumstances warrant. When it is determined that a residual value is higher than the expected fair value at lease expiration, the difference is recorded as an asset impairment in the period in which the analysis was completed. The Company is unable to predict future events or conditions that could result in future residual value impairments. Note 3 to the Consolidated Financial Statements, which includes further discussion and information on the residual value of leased assets, is incorporated herein by reference.

Pension and Postretirement Benefit Plans

The Company’s pension and postretirement benefit obligations and net periodic benefit cost are actuarially determined based on the following key assumptions: discount rate, estimated future return on plan assets, and the health care cost trend rate. The determination of the pension and postretirement benefit obligations and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgment related to the amount and timing of expected future cash out-flows for benefit payments and cash in-flows for maturities and returns on plan assets. Changes in estimates and assumptions related to mortality rates and future health care costs could also have a material impact to the Company’s financial condition or results of operations. The discount rate is used to determine the present value of future benefit obligations and the net periodic benefit cost. The discount rate used to value the future benefit obligation as of each year-end is the rate used to determine the periodic benefit cost in the following year. The discount rate of 5.80% used for the December 31, 2006 valuations was determined based on match-funding maturities and interest payments on corporate bonds available in the market place to projected cash flows for future benefit payments. In determining the net periodic benefit cost, the Company lowered the discount rate to 5.75% in 2006 from 6.00% used in 2005 and 6.25% used in 2004, reflecting the decline in market interest rates during these periods. The estimated return on plan assets of 8.5% was based on historical trends and a building block approach taking into account the type of plan assets in the pension plan. The health care cost trend rate for 2006 was 8% and is assumed to decrease annually until reaching the ultimate trend rate of 5% in 2010. A 25 basis point decrease in the discount rate would have increased the total pension and postretirement net periodic benefit cost for the year ended December 31, 2006 by approximately $0.3 million and the benefit obligations as of December 31, 2006 by $3.8 million. A 25 basis point increase in the discount rate would have decreased the total pension and postretirement net periodic benefit cost for the year ended December 31, 2006 by approximately $0.3 million and the benefit obligations as of December 31, 2006 by $3.6 million. A 1% change in the health care cost trend rate would have changed the 2006 net periodic benefit cost by approximately $0.5 million.

The estimated pension and postretirement net periodic benefit cost for the year ending December 31, 2007 is $2.9 million, based on an assumed discount rate of 5.8%. A 25 basis point change in the discount rate for 2007 would change the total pension and postretirement net periodic benefit cost by approximately $0.2 million. Note 12 to the Consolidated Financial Statements, which includes further discussion and information on the Company’s pension and postretirement benefit plans, is incorporated herein by reference.

Income Taxes

The Company determines its liabilities for income taxes based on current tax regulation and interpretations. Congress, tax authorities, and courts can and do change tax policy. Accordingly, previously estimated liabilities are regularly reevaluated and adjusted, through the provision for income taxes. This process requires the use of judgments and estimates. The impact of changes in such estimates is not subject to quantification.

Overview

2004 – 2006 Plan

In January 2004, the Company introduced its 2004 – 2006 Plan. The key elements to that plan were to accelerate revenue growth, better integrate business segments, develop the management team, improve efficiency, and maintain a discipline of dependable risk and capital management.

The table below presents the 2006 Plan, as established in January 2004, compared to actual results for the year ended December 31, 2006:

	2006
(dollars in millions)	Plan	Actual
Year Ended December 31,
Operating Results
Net Income	$178.4	$180.4
Performance Ratios
Net Income to Average Total Assets	1.66%	1.76%
Net Income to Average Shareholders’ Equity	23.78	25.90
Net Interest Margin [1]	4.12	4.25
Efficiency Ratio [2]	52.84	51.87
Tier 1 Capital Ratio	10.73	9.99
Leverage Ratio [3]	7.00	7.06

1         The net interest margin is defined as net interest income, on a fully-taxable equivalent basis, as a percentage of average earning assets.

2         The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

3         The Company’s leverage ratio as of December 31, 2006, as previously disclosed in the Company’s earnings release on January 22, 2007, has been corrected to exclude the adjustment to initially adopt FASB Statement No. 158 from Tier 1 capital to comply with recently issued regulatory requirements.

Successful completion of the Company’s 2004 – 2006 Plan was highlighted by the following:

•       Total revenues, consisting of net interest income and noninterest income, increased over the three-year period, despite a challenging interest rate environment. Total revenues were $618.8 million, $616.4 million, and $595.7 million for the years ended December 31, 2006, 2005, and 2004, respectively.

•       The Company continued to better integrate its business segments. In 2005, the Retail Banking segment began an integration process with the Company’s technology and operations functions. This change resulted in a more coordinated effort in having technology support the Company’s branch network. Also in 2005, the

Investment Services segment began an integration process with the Commercial Banking segment. This change enabled the Company to better service high net worth individuals among commercial banking customers and provided for an added opportunity to more effectively service its customers.

•       Management has emphasized the importance of recognizing that the Company’s leaders drive the business through identifying, nurturing, and retaining talented people. Progress has been made in leader identification, employment, and retention that included the expansion of the Company’s Managing Committee to include five Senior Executive Vice Presidents.

•       Management has worked diligently to control expenses while striving to improve service levels to customers. The Company’s efficiency ratio was 51.87%, 53.15%, and 56.14% for the years ended December 31, 2006, 2005, and 2004, respectively.

•       Management has successfully maintained a discipline of dependable risk and capital management. The Company’s ratio of non-performing assets to total loans and leases, foreclosed real estate, and other investments was 0.10%, 0.11%, and 0.23% as of December 31, 2006, 2005, and 2004, respectively. The Company’s leverage ratio was 7.06%, 7.14%, and 8.29% for the years ended December 31, 2006, 2005, and 2004, respectively. Furthermore, in the absence of viable options to redeploy excess cash, the Company has continued to provide returns to its shareholders under its share repurchase program. During the three-year period ended December 31, 2006, the Company returned nearly $603.6 million to shareholders at an average cost of $47.72 per share.

2007+ Plan

The Company’s vision: Exceptional people building exceptional value for customers, our island community, shareholders, and each other.

The Company’s governing objective: To maximize shareholder value over time.

In January 2007, the Company introduced its 2007+ Plan to its shareholders, customers, and employees. The Company’s plan for 2007 and beyond is evolutionary – building on the themes that were prominent in the
2004 – 2006 Plan. The 2007+ Plan emphasizes growth in revenues, integration of service delivery and business units, development of people, enhancement of the Bank of Hawaii brand, and discipline in managing risk and financial performance. The 2007+ Plan does not contemplate near-term expansion beyond the Company’s current footprint.

The Company’s 2007+ Plan is based on moderate growth in revenues and consistent positive operating leverage. Performance objectives include an annual return on assets above 1.7%, return on equity above 25%, and an efficiency ratio approaching 50%, and are based on a stable economy and a return to a more traditional interest rate environment. The 2007+ Plan contemplates some increase in loan and lease losses. The Company’s 2007+ Plan will be reevaluated periodically and updated as market events dictate.

The Company’s 2007+ Plan was prepared with most economic indicators for Hawaii showing modest improvements as capacity constraints affecting tourism and the workforce limit economic growth. Personal income growth is expected to improve slightly, although inflation in the Company’s key markets is expected to exceed national levels. Housing prices are expected to remain stable as new home building slows. Commercial real estate demand is also expected to remain strong.

Analysis of Statements of Income

Net Interest Income

Net interest income, on a taxable equivalent basis, decreased by $4.2 million from the year ended December 31, 2005 to the year ended December 31, 2006. The decrease in net interest income was primarily due to increased funding costs. Rates paid on demand and savings accounts increased, as some customers shifted deposits from demand and savings accounts to higher rate time deposits and into off-balance sheet managed cash accounts. Also contributing to the Company’s higher funding costs were increased levels of securities sold under agreements to repurchase. Partially offsetting the increase in the Company’s funding costs was an increase in yields on loans and investment securities and an increase in average loans and leases. Like many other financial institutions during the year ended December 31, 2006, the Company’s net interest income was negatively impacted by the yield curve which was flat or inverted throughout the year.

The Company’s net interest margin decreased by 13 basis points from the year ended December 31, 2005 to the year ended December 31, 2006. The decrease in the Company’s net interest margin was primarily due to the impact that the flat or inverted yield curve has had on the Company’s mix of funding sources and related rates paid for the year ended December 31, 2006.

Average loans and leases increased by $264.8 million or 4% from the year ended December 31, 2005 to the year ended December 31, 2006, with growth in substantially all loan and lease categories. Yields on total loans and leases increased by 64 basis points from the year ended December 31, 2005 to the year ended December 31, 2006. Average balances in investment securities remained relatively unchanged from the year ended December 31, 2005 to the year ended December 31, 2006; however, yields increased by 43 basis points in the Company’s available-for-sale portfolio and by 29 basis points in the Company’s held-to-maturity portfolio, reflecting a rise in interest rates over this period.

Average interest bearing liabilities increased by $259.4 million or 4% from the year ended December 31, 2005 to the year ended December 31, 2006, primarily due to an increase in securities sold under agreements to repurchase, time deposits, and short-term borrowings. Although average deposits remained relatively unchanged from the year ended December 31, 2005 to the year ended December 31, 2006, there was significant movement in balances within the Company’s deposit products. Average noninterest bearing demand, interest-bearing demand, and savings balances collectively decreased by $322.5 million from the year ended December 31, 2005 to the year ended December 31, 2006. Over this same period, average time deposits increased by $287.0 million as customers sought higher rate deposit products. Customers also used their off-balance sheet managed cash accounts as a means of obtaining higher rates. Strong growth in loans and leases required the Company to utilize securities sold under agreements to repurchase and short-term borrowings as a funding mechanism. The Company’s average long-term debt balances, the costliest of interest-bearing liabilities, remained relatively unchanged from the year ended December 31, 2005 to the year ended December 31, 2006.

Net interest income, on a taxable equivalent basis, increased by $16.7 million or 4% from the year ended December 31, 2004 to the year ended December 31, 2005. The increase in net interest income was primarily due to higher average balances and yields earned on the Company’s loans and investment securities. Partially offsetting the increase in interest income was a rise in funding costs on various interest-bearing deposit products and securities sold under agreements to repurchase, reflecting a rise in short-term interest rates during 2005.

The Company’s net interest margin increased by six basis points from the year ended December 31, 2004 to the year ended December 31, 2005. The improvement in the Company’s net interest margin was attributable to the increase in the average balances and yields earned on loans and investment securities, partially offset by an increase in the Company’s cost of funds.

Average loans and leases increased by $317.7 million or 5% from the year ended December 31, 2004 to the year ended December 31, 2005, with growth in substantially all loan and lease categories. Yields on total loans and leases increased by 38 basis points from the year ended December 31, 2004 to the year ended December 31, 2005. Average balances on the Company’s investment securities portfolio increased by $165.8 million from the year ended December 31, 2004 to the year ended December 31, 2005. Yields increased by 27 basis points in the Company’s available-for-sale portfolio and by 20 basis points in the Company’s held-to-maturity portfolio from the year ended December 31, 2004 to the year ended December 31, 2005, reflecting a rise in interest rates over this period.

Average interest-bearing liabilities increased by $219.7 million or 3% from the year ended December 31, 2004 to the year ended December 31, 2005, primarily due to an increase in interest-bearing demand deposits associated with the introduction of a new product as well as growth in existing product average balances. Average short-term borrowings and securities sold under agreements to repurchase decreased slightly from the year ended December 31, 2004 to the year ended December 31, 2005. However, these decreases were offset by higher rates reflecting a rise in the short-term interest rate environment. The rates paid on securities sold under agreements to repurchase and short-term borrowings increased by 175 basis points and 200 basis points, respectively, from the year ended December 31, 2004 to the year ended December 31, 2005.

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable equivalent basis, is presented in Table 2.

Consolidated Average Balances and Interest Rates – Taxable Equivalent Basis								Table 1
	2006			2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$ 5.4	$ 0.2	3.92%	$ 7.1	$ 0.2	3.07%	$ 189.7	$ 3.5	1.83%
Funds Sold	15.2	0.8	5.06	39.3	1.3	3.38	85.6	1.0	1.24
Investment Securities
Available-for-Sale	2,598.8	127.5	4.91	2,545.6	114.0	4.48	2,227.8	93.7	4.21
Held-to-Maturity	417.6	18.3	4.37	523.7	21.4	4.08	675.7	26.2	3.88
Loans Held for Sale	9.7	0.6	6.38	20.4	0.8	4.03	15.8	0.9	5.57
Loans and Leases [1]
Commercial and Industrial	987.8	72.7	7.36	953.8	59.8	6.27	834.6	43.2	5.17
Construction	197.3	16.2	8.19	138.6	8.8	6.35	85.7	3.8	4.39
Commercial Mortgage	598.5	40.3	6.73	582.6	34.8	5.97	639.1	34.5	5.40
Residential Mortgage	2,450.4	146.3	5.97	2,346.8	133.6	5.70	2,290.6	129.6	5.66
Other Revolving Credit and Installment	711.6	64.7	9.09	740.4	62.7	8.46	691.5	59.3	8.58
Home Equity	922.2	68.4	7.42	844.2	49.8	5.91	735.7	35.2	4.79
Lease Financing	501.4	16.3	3.25	498.0	18.3	3.67	509.5	21.5	4.21
Total Loans and Leases	6,369.2	424.9	6.67	6,104.4	367.8	6.03	5,786.7	327.1	5.65
Other	79.4	1.1	1.45	69.8	1.3	1.81	73.8	2.8	3.78
Total Earning Assets [2]	9,495.3	573.4	6.04	9,310.3	506.8	5.44	9,055.1	455.2	5.03
Cash and Noninterest-Bearing Deposits	301.2			313.0			314.6
Other Assets	444.9			400.4			375.8
Total Assets	$ 10,241.4			$ 10,023.7			$ 9,745.5
Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$ 1,615.5	15.6	0.96	$ 1,667.0	10.1	0.60	$ 1,433.1	3.2	0.22
Savings	2,680.3	38.3	1.43	2,928.6	20.5	0.70	2,945.3	13.2	0.45
Time	1,484.8	49.8	3.35	1,197.8	27.8	2.32	1,114.8	20.3	1.82
Total Interest-Bearing Deposits	5,780.6	103.7	1.79	5,793.4	58.4	1.01	5,493.2	36.7	0.67
Short-Term Borrowings	177.7	8.8	4.97	144.5	4.7	3.25	151.8	1.9	1.25
Securities Sold Under Agreements to Repurchase	932.4	42.2	4.52	699.0	21.2	3.03	732.2	9.4	1.28
Long-Term Debt	249.8	15.4	6.15	244.2	15.0	6.15	284.2	16.4	5.78
Total Interest-Bearing Liabilities	7,140.5	170.1	2.38	6,881.1	99.3	1.44	6,661.4	64.4	0.97
Net Interest Income		$ 403.3			$ 407.5			$ 390.8
Interest Rate Spread			3.66%			4.00%			4.06%
Net Interest Margin			4.25%			4.38%			4.32%
Noninterest-Bearing Demand Deposits	1,950.4			1,973.1			1,929.1
Other Liabilities	454.2			438.4			394.0
Shareholders’ Equity	696.3			731.1			761.0
Total Liabilities and Shareholders’ Equity	$ 10,241.4			$ 10,023.7			$ 9,745.5

1         Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

2         Interest income includes a taxable equivalent basis adjustment based upon a federal statutory tax rate of 35%.

Analysis of Change in Net Interest Income – Taxable Equivalent Basis				Table 2
	Year Ended December 31,			Year Ended December 31,
	2006 Compared to 2005			2005 Compared to 2004
(dollars in millions)	Volume [1]	Rate [1]	Total	Volume [1]	Rate [1]	Total
Change in Interest Income:
Interest-Bearing Deposits	$ –	$ –	$ –	$ (4.7)	$ 1.4	$ (3.3)
Funds Sold	(1.0)	0.5	(0.5)	(0.8)	1.1	0.3
Investment Securities
Available-for-Sale	2.4	11.1	13.5	14.0	6.3	20.3
Held-to-Maturity	(4.5)	1.4	(3.1)	(6.1)	1.3	(4.8)
Loans Held for Sale	(0.5)	0.3	(0.2)	0.2	(0.3)	(0.1)
Loans and Leases
Commercial and Industrial	2.2	10.7	12.9	6.7	9.9	16.6
Construction	4.4	3.0	7.4	2.9	2.1	5.0
Commercial Mortgage	0.9	4.6	5.5	(3.2)	3.5	0.3
Residential Mortgage	6.1	6.6	12.7	3.1	0.9	4.0
Other Revolving Credit and Installment	(2.5)	4.5	2.0	4.2	(0.8)	3.4
Home Equity	4.9	13.7	18.6	5.6	9.0	14.6
Lease Financing	0.1	(2.1)	(2.0)	(0.5)	(2.7)	(3.2)
Total Loans and Leases	16.1	41.0	57.1	18.8	21.9	40.7
Other	0.1	(0.3)	(0.2)	(0.1)	(1.4)	(1.5)
Total Change in Interest Income	12.6	54.0	66.6	21.3	30.3	51.6
Change in Interest Expense:
Interest-Bearing Deposits
Demand	(0.3)	5.8	5.5	0.6	6.3	6.9
Savings	(1.9)	19.7	17.8	(0.1)	7.4	7.3
Time	7.7	14.3	22.0	1.6	5.9	7.5
Total Interest-Bearing Deposits	5.5	39.8	45.3	2.1	19.6	21.7
Short-Term Borrowings	1.2	2.9	4.1	(0.1)	2.9	2.8
Securities Sold Under Agreements to Repurchase	8.5	12.5	21.0	(0.5)	12.3	11.8
Long-Term Debt	0.4	–	0.4	(2.4)	1.0	(1.4)
Total Change in Interest Expense	15.6	55.2	70.8	(0.9)	35.8	34.9
Change in Net Interest Income	$ (3.0)	$ (1.2)	$ (4.2)	$ 22.2	$ (5.5)	$ 16.7

1         The changes for each category of interest income and expense are divided between the portion of changes attributable to the variance in volume and rate for that category.

Provision for Credit Losses

The Provision for Credit Losses (the “Provision”) reflects management’s judgment of the expense or benefit necessary to establish the appropriate amount of the Allowance. The Provision is determined through detailed quarterly analyses of the loan and lease portfolio. During the year ended December 31, 2006, the Company recorded a Provision of $10.8 million. The Provision for the year ended December 31, 2006, equaled net charge-offs.  The Provision is based on the Bank’s loss experience, changes in the economic environment, as well as management’s ongoing assessment of credit quality. The Company recorded a Provision of $4.6 million for the year ended December 31, 2005 and returned $10.0 million to income from a release of the Allowance for the year ended December 31, 2004. For further discussion on the Allowance, see the “Corporate Risk Profile – Allowance for Loan and Lease Losses” section in MD&A.

Noninterest Income

Table 3 presents the major components of noninterest income for the years ended December 31, 2006, 2005, and 2004.

Noninterest Income					Table 3
	Year Ended December 31,			Percent Change
(dollars in thousands)	2006	2005	2004	2006 to 2005	2005 to 2004
Trust and Asset Management	$ 58,740	$ 56,830	$ 53,465	3%	6%
Mortgage Banking	10,562	10,399	8,012	2	30
Service Charges on Deposit Accounts	41,756	39,945	39,117	5	2
Fees, Exchange, and Other Service Charges	62,441	59,588	54,907	5	9
Investment Securities Gains (Losses), Net	172	341	(794)	(50)	n.m.
Insurance	20,388	19,643	19,241	4	2
Other Income:
Income from Bank-Owned Life Insurance	6,090	6,037	7,336	1	(18)
Gain on the Sale of Leased Assets	2,708	5,084	6,076	(47)	(16)
Leasing Partnership Distribution	17	18	3,218	(6)	n.m.
Gain on the Sale of Land	–	–	2,454	n.m.	n.m.
Other	13,302	11,429	12,062	16	(5)
Total Other Income	22,117	22,568	31,146	(2)	(28)
Total Noninterest Income	$ 216,176	$ 209,314	$ 205,094	3%	2%

n.m. – not meaningful

Trust and asset management income is comprised of fees earned from the management and administration of trust and other customer assets. The fees are generally based on the market value of the assets that are managed. Total trust assets under administration were $12.6 billion, $12.5 billion, and $11.5 billion as of December 31, 2006, 2005, and 2004, respectively. The increases in trust and asset management income is consistent with the performance of the equity markets which led to an increase in the Company’s average market value of trust assets under management. Trust and asset management income also increased due to higher advisory fees on mutual fund assets managed by the Bank for the year ended December 31, 2006.

Mortgage banking income is comprised primarily of gains from sales of residential mortgage loans and net servicing income. Net servicing income is income earned for servicing loans less the amortization of mortgage servicing rights. Mortgage banking income is highly influenced by the level and direction of mortgage interest rates and the strength of the housing market. Mortgage banking income for the year ended December 31, 2006 was slightly higher than that recorded for the year ended December 31, 2005. This increase in mortgage banking income was due to a decline in the amortization of mortgage servicing rights, as a result of lower loan prepayments, partially offset by a decrease in loan origination and lower gain on sale, reflecting a slowdown in the housing market and refinancing activity. Residential mortgage loan origination was $0.8 billion and $1.0 billion for the years ended December 31, 2006 and 2005, respectively. Mortgage banking income increased for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily as a result of a decline in the amortization of mortgage servicing rights attributable to lower loan prepayments. Residential mortgage loan originations were $1.0 billion for the year ended December 31, 2004.

Service charges on deposit accounts increased from the year ended December 31, 2005 to the year ended December 31, 2006, primarily due to overdraft fees resulting from an increase in the number of transactional deposit accounts. This was partially offset by lower account analysis fees on analyzed business accounts as a result of increased earnings on analyzed checking accounts. The increase in service charges on deposit accounts from the year ended December 31, 2004 to the year ended December 31, 2005 was also due to an increase in the number of transactional deposit accounts.

Fees, exchange, and other service charges are primarily comprised of merchant service activity, fees from ATMs, and other loan fees and service charges. Fees, exchange, and other service charges increased from the year ended December 31, 2005 to the year ended December 31, 2006, primarily due to higher interchange income as a result of new debit cards issued as well as an increase in transaction volume from existing debit cardholders. The increase in fees, exchange, and other service charges from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to increased merchant transactions, and card and loan fees, partially offset by a decrease in foreign currency income.

Insurance income is comprised of the income derived from the Company’s retail and wholesale insurance businesses. The increase in insurance income from the year ended December 31, 2005 to the year ended December 31, 2006 was primarily due to higher benefits of lower loss experience of customers who insure with the Company’s wholesale insurance business. Insurance income remained relatively unchanged from the year ended December 31, 2004 to the year ended December 31, 2005.

The other component of other noninterest income increased from the year ended December 31, 2005 to the year ended December 31, 2006 primarily due to higher mutual fund and securities income. The other component of other noninterest income remained relatively unchanged from the year ended December 31, 2004 to the year ended December 31, 2005.

Noninterest Expense

Table 4 presents the major components of noninterest expense for the years ended December 31, 2006, 2005, and 2004.

Noninterest Expense					Table 4
	Year Ended December 31,			Percent Change
(dollars in thousands)	2006	2005	2004	2006 to 2005	2005 to 2004
Salaries and Benefits:
Salaries	$ 110,203	$ 108,286	$ 111,362	2%	(3)%
Incentive Compensation	17,150	16,145	15,458	6	4
Share-Based Compensation	5,322	6,118	11,726	(13)	(48)
Commission Expense	7,168	8,112	7,682	(12)	6
Retirement and Other Benefits	17,212	17,962	15,900	(4)	13
Payroll Taxes	9,791	9,748	11,063	–	(12)
Medical, Dental, and Life Insurance	7,900	8,027	8,354	(2)	(4)
Separation Expense	1,711	1,912	2,754	(11)	(31)
Total Salaries and Benefits	176,457	176,310	184,299	–	(4)
Net Occupancy	38,976	38,273	38,347	2	–
Net Equipment	20,127	21,541	23,926	(7)	(10)
Professional Fees	6,854	15,702	14,212	(56)	10
Other Expense:
Data Services	13,029	12,128	10,364	7	17
Delivery and Postage Services	10,049	9,812	10,123	2	(3)
Other	55,470	53,876	53,169	3	1
Total Other Expense	78,548	75,816	73,656	4	3
Total Noninterest Expense	$ 320,962	$ 327,642	$ 334,440	(2)%	(2)%

Total salaries and benefits remained relatively unchanged from the year ended December 31, 2005 to the year ended December 31, 2006. Base salaries increased from the year ended December 31, 2005 as a result of annual increases, and incentive compensation increased as a result of a $1.5 million bonus related to the successful completion of the 2004 – 2006 Plan. Offsetting these increases were the decline in share-based compensation and lower commission expense resulting from a decrease in residential mortgage loan originations. Total salaries and benefits decreased by 4% from the year ended December 31, 2004 to the year ended December 31, 2005, primarily due to lower share-based compensation associated with restricted stock units and lower base salaries as a result of a 3% decline in the number of employees. Partially offsetting the decline in expenses from the year ended December 31, 2004 to the year ended December 31, 2005 was an increase in retirement and other benefits due to increased expense for actuarially determined benefits as a result of a change in the assumed discount rate.

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on January 1, 2006 using the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation under the intrinsic value method as permitted by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Note 13 to the Consolidated Financial Statements provides further information on the Company’s adoption of SFAS No. 123(R) and is incorporated herein by reference.

Professional fees decreased for the year ended December 31, 2006 primarily due to the reduction of legal fees as a result of the conclusion of various legal matters. Professional fees increased from the year ended December 31, 2004 to the year ended December 31, 2005, primarily due to increased legal fees and other expenses resulting from the now resolved investigation by the U.S. Securities and Exchange Commission (the “SEC”) related to alleged market timing and/or excessive trading in a mutual fund family to which the Bank serves as a registered investment adviser. In the fourth quarter of 2005, the SEC terminated its investigation without formal action being taken against the Bank. Partially offsetting the increase in legal fees for the year ended December 31, 2005 was a decrease in other professional fees, primarily consulting fees.

Other noninterest expense increased from the year ended December 31, 2005 to the year ended December 31, 2006 primarily due to higher data services and mileage program travel expenses. The increase in noninterest expense from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to a goodwill impairment charge of $1.3 million recorded in the first quarter of 2005 relating to the Bank’s insurance business.

Income Taxes

The Company’s provision for income taxes reflected an effective tax rate of 37.17%, 36.11%, and 36.09% for the years ended December 31, 2006, 2005, and 2004, respectively. The higher effective tax rate for the year ended December 31, 2006 was primarily due to legislative changes impacting foreign sales corporations, and the resolution of a tax issue with the Internal Revenue Service (the “IRS”). For additional information regarding the Company’s provision for income taxes, including a reconciliation of the effective tax rate to the federal statutory tax rate, refer to Note 14 to the Consolidated Financial Statements, which is incorporated herein by reference.

Analysis of Business Segments

The Company’s business segments are Retail Banking, Commercial Banking, Investment Services, and Treasury. The Company’s internal management accounting process measures the performance of the business segments based on the management structure of the Company. This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the Provision and capital. This process is dynamic and requires certain allocations based on judgment and other subjective factors. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to U.S. generally accepted accounting principles.

The Company evaluates several performance measures of the business segments, the most important of which are net income after capital charge (“NIACC”) and risk adjusted return on capital (“RAROC”). NIACC is economic net income less a charge for the cost of allocated capital. The cost of allocated capital is determined by multiplying management’s estimate of a shareholder’s minimum required rate of return on the cost of capital invested (currently 11%) by the segment’s allocated equity. The Company assumes a cost of capital that is equal to a risk-free rate plus a risk premium. RAROC is the ratio of economic net income to risk-adjusted equity. Equity is allocated to each business segment based on an assessment of its inherent risk. The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company’s overall asset and liability management activities on a proportionate basis. The basis for the allocation of net interest income is a function of management decisions and assumptions that are subject to change based on changes in current interest rate and market conditions. Funds transfer pricing also serves to transfer interest rate risk to the Treasury. However, the other business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions within guidelines. The business segments are charged an economic provision which is a statistically derived estimate of average annual expected credit losses over an economic cycle.

The Company considers NIACC to be a measure of shareholder value creation. The Company’s NIACC for the years ended December 31, 2006, 2005, and 2004 was $96.9 million, $89.1 million, and $67.6 million, respectively. The increase in the Company’s NIACC from the year ended December 31, 2005 to the year ended December 31, 2006 was primarily due to a lower capital charge and economic provision. Allocated net income remained relatively unchanged from the year ended December 31, 2005 to the year ended December 31, 2006.

The increase in the Company’s NIACC from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to a higher allocated net income and a lower capital charge.

Financial results for each of the Company’s segments are presented in Table 5 and Note 11 to the Consolidated Financial Statements, which are incorporated herein by reference.

The following table summarizes NIACC and RAROC results for the Company’s business segments for the years ended December 31, 2006, 2005, and 2004.

Business Segment Selected Financial Information					Table 5
	Retail	Commercial	Investment		Consolidated
(dollars in thousands)	Banking	Banking	Services	Treasury	Total
Year Ended December 31, 2006
Allocated Net Income	$ 97,359	$ 48,173	$ 14,414	$ 20,413	$ 180,359
Allowance Funding Value	(792)	(2,496)	(34)	3,322	–
Provision for Credit Losses	10,491	1,965	(1)	(1,697)	10,758
Economic Provision	(12,466)	(8,818)	(386)	(1)	(21,671)
Tax Effect of Adjustments	1,024	3,459	156	(601)	4,038
Income Before Capital Charge	95,616	42,283	14,149	21,436	173,484
Capital Charge	(21,742)	(16,264)	(6,291)	(32,309)	(76,606)
Net Income (Loss) After Capital Charge (NIACC)	$ 73,874	$ 26,019	$ 7,858	$ (10,873)	$ 96,878
RAROC (ROE for the Company)	48%	29%	25%	15%	26%
Year Ended December 31, 2005
Allocated Net Income	$ 82,454	$ 54,894	$ 9,722	$ 34,491	$ 181,561
Allowance Funding Value	(688)	(2,332)	(23)	3,043	–
Provision for Credit Losses	14,151	8,942	(1)	(18,504)	4,588
Economic Provision	(13,547)	(9,757)	(412)	(4)	(23,720)
Tax Effect of Adjustments	31	1,167	159	5,722	7,079
Income Before Capital Charge	82,401	52,914	9,445	24,748	169,508
Capital Charge	(21,717)	(17,989)	(6,628)	(34,112)	(80,446)
Net Income (Loss) After Capital Charge (NIACC)	$ 60,684	$ 34,925	$ 2,817	$ (9,364)	$ 89,062
RAROC (ROE for the Company)	42%	32%	16%	17%	25%
Year Ended December 31, 2004
Allocated Net Income	$ 69,393	$ 55,930	$ 7,463	$ 40,553	$ 173,339
Allowance Funding Value	(605)	(2,653)	(25)	3,283	–
Provision for Credit Losses	10,446	3,232	47	(23,725)	(10,000)
Economic Provision	(14,054)	(10,507)	(392)	(7)	(24,960)
Tax Effect of Adjustments	1,559	3,673	137	7,566	12,935
Income Before Capital Charge	66,739	49,675	7,230	27,670	151,314
Capital Charge	(21,921)	(19,192)	(6,157)	(36,459)	(83,729)
Net Income (Loss) After Capital Charge (NIACC)	$ 44,818	$ 30,483	$ 1,073	$ (8,789)	$ 67,585
RAROC (ROE for the Company)	33%	28%	13%	22%	23%

Retail Banking

The Retail Banking segment offers a broad range of financial products and services to consumers and small businesses. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases and installment loans. Deposit products include checking, savings and time deposit accounts. The Retail Banking segment also provides merchant services to its small business customers. Products and services from the Retail Banking segment are delivered to customers through 73 Hawaii branch locations, 466 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service) and a 24-hour telephone banking service. This segment also offers retail property and casualty insurance products.

The improvement in the segment’s key financial measures from the year ended December 31, 2005 to the year ended December 31, 2006 was primarily due to an increase in net interest income and noninterest income. The increase in net interest income was primarily due to higher earnings credits on the segment’s deposit portfolio, as well as growth in the segment’s loan and deposit balances. The increase in noninterest income was due to higher interchange income from debit card sales, transaction volume, and higher fee income from policy initiatives, as well as growth in the number of transactional deposit accounts. Noninterest expense remained relatively unchanged from the year ended December 31, 2005. The lower Provision for the year ended December 31, 2006 was the result of lower levels of loans and leases charged-off for the year.

The improvement in the segment’s key financial measures from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to an increase in net interest income and noninterest income. The increase in net interest income was the result of higher earnings credits on the segment’s deposit portfolio, as well as increased loan and deposit balances. The increase in noninterest income was primarily due to improved application of fee schedules and growth in the number of deposit accounts, along with an increase in mortgage banking income. Noninterest expense remained relatively unchanged from the year ended December 31, 2004. The increase in the Provision was primarily due to increased levels of loans and leases charged-off as a result of continued growth in the segment’s loan and lease portfolio.

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

The decline in the segment’s financial measures from the year ended December 31, 2005 to the year ended December 31, 2006 was primarily due to lower net interest income and noninterest income and a higher provision for income taxes. The decrease in net interest income was primarily due to the funding charge associated with non-earning assets. The increase in the provision for income taxes was primarily due to a change in tax legislation which occurred in the second quarter of 2006. Note 14 to the Consolidated Financial Statements provides more information on income taxes and is incorporated herein by reference. The decrease in noninterest income was primarily due to higher gains on the sale of leased assets recognized during the year ended December 31, 2005. Reductions in operating risk and the further refinement of credit risk factors resulted in a lower charge for capital. The decrease in the Provision for the year ended December 31, 2006 was primarily the result of a $10.0 million charge-off related to a leveraged lease with a major airline carrier that declared bankruptcy in 2005.

The improvement in the segment’s financial measures from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to an increase in net interest income and a decrease in noninterest expense, partially offset by a decrease in noninterest income. The increase in net interest income was primarily due to higher deposit balances and the related earnings credit from funds transfer pricing. The decrease in noninterest income was primarily due to higher gains on the sale of leased assets recognized during the year ended December 31, 2004. The reduction in noninterest expense was due to a gain realized on the sale of foreclosed real estate property during the year ended December 31, 2005 and lower salaries expense. Reductions in operating risk and the further refinement of credit risk factors resulted in a lower charge for capital. The increase in Provision for the year ended December 31, 2005 was primarily due to the $10.0 million charge-off related to a leveraged lease noted above.

Investment Services

The Investment Services segment includes private banking, trust services, asset management, and institutional investment services. A significant portion of this segment’s income is derived from fees, which are generally based on the market values of assets under management. The private banking and personal trust group assists individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The asset management group manages portfolios and creates investment products. Institutional sales and service offers investment advice to corporations, government entities, and foundations. This segment also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products.

The improvement in the segment’s financial measures from the year ended December 31, 2005 to the year ended December 31, 2006 was primarily due to higher noninterest income and lower noninterest expense. Trust and asset management fee income increased largely due to improved market conditions which resulted in an increase in the average market value of assets under management and an increase in investment advisory fees on money market accounts. The decrease in noninterest expense was primarily due to charges for legal fees and other expenses as a result of the now resolved SEC investigation discussed under “Analysis of Statement of Income – Noninterest Expense” which occurred in 2005. Reductions in operating risk and the further refinement of credit risk factors resulted in a lower charge for capital.

The improvement in the segment’s financial measures from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to increases in net interest income and noninterest income partially offset by an increase in noninterest expense. The increase in net interest income was largely due to the transfer of private client related consumer loans and non-resident alien deposits from the Retail Banking segment. Trust and asset management fee income increased largely due to improved market conditions which resulted in an increase in the average market value of assets under management and an increase in investment advisory fees on money market accounts. The increase in noninterest expense was primarily due to the now resolved SEC investigation discussed under “Analysis of Statement of Income – Noninterest Expense” which occurred in 2005.

Treasury

Treasury consists of corporate asset and liability management activities, including interest rate risk management and foreign exchange business. This segment’s assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, federal funds sold and purchased, government deposits and short-term and long-term borrowings. The primary sources of noninterest income are from bank-owned life insurance and foreign exchange income related to customer driven currency requests from merchants and island visitors. The net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with eliminations of inter-company transactions.

The decline in the segment’s key financial measures from the year ended December 31, 2005 to the year ended December 31, 2006 was primarily due to lower net interest income partially offset by lower noninterest expenses and capital charges. The decrease in net interest income was primarily due to higher funding costs associated with the Company’s deposit portfolio and increases in both rate and volume of short-term borrowings. Noninterest expense decreased due to a reduction in share-based compensation expense. The capital charge was favorably impacted by a reduction of the Company’s excess capital, a result of the Company’s ongoing share repurchase program.

The segment’s financial measures for the year ended December 31, 2005 remained relatively unchanged from the year ended December 31, 2004, although net interest income and noninterest income decreases were offset by a decrease in noninterest expense. The reduction in net interest income was due to the impact on the Treasury unit of funding higher average deposit balances. Noninterest income decreased due to reduced income from bank-owned life insurance and the sale of a parcel of land in 2004. Noninterest expense decreased during the year ended December 31, 2005 due to reductions in share-based compensation and separation expense.

The other organizational units of the Company (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) provide a wide-range of support to the Company’s other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Analysis of Statements of Condition

Investment Securities

The Company’s investment securities portfolio is managed to provide liquidity and interest income, offset interest rate risk positions, and to provide collateral for various banking activities. As of December 31, 2006, the investment securities portfolio was $3.0 billion, a decrease of $23.2 million from December 31, 2005. The investment securities portfolio was in a gross unrealized loss position of $57.7 million or 2% of total amortized cost as of December 31, 2006. The Company has the intent and ability to hold the investment securities for the time necessary to recover the amortized cost value. See Note 2 to the Consolidated Financial Statements, which is incorporated herein by reference.

See Table 6 for the contractual maturity distribution, market value, and weighted-average yield to maturity of the Company’s investment securities.

Supplementary Data - Contractual Maturity Distribution, Market Value, and Weighted Average Yield to Maturity of Investment Securities											Table 6
(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Approximate Market Value
Contractual Maturity Distribution Based on Amortized Cost
December 31, 2006
Investment Securities Available-for-Sale [1]
Debt Securities Issued by the U.S. Treasury and Government Agencies	$ 0.7	4.4%	$ 3.3	4.1%	$ 15.0	6.1%	$ –	–%	$ 19.0	5.7%	$ 18.9
Debt Securities Issued by States and Political Subdivisions [2]	0.3	4.2	3.4	4.9	32.4	5.2	2.8	6.1	38.9	5.2	38.8
Debt Securities Issued by U.S. Government-Sponsored Enterprises	0.8	4.3	68.2	4.9	189.8	6.1	0.2	6.8	259.0	5.8	257.9
Mortgage-Backed Securities [3]	–	–	2.2	6.0	52.9	4.8	1,935.8	5.1	1,990.9	5.1	1,955.2
Other Debt Securities	110.2	3.9	222.9	3.8	–	–	–	–	333.1	3.8	327.1
Total Investment Securities Available-for-Sale	112.0	3.9%	300.0	4.1%	290.1	5.8%	1,938.8	5.1%	2,640.9	5.0%	2,597.9
Investment Securities Held-to-Maturity
Mortgage-Backed Securities [3]	–	–%	–	–%	17.2	6.3%	354.1	4.3%	371.3	4.4%	360.7
Total Investment Securities Held-to-Maturity	–	–%	–	–%	17.2	6.3%	354.1	4.3%	371.3	4.4%	360.7
Total Investment Securities
December 31, 2006	$ 112.0		$ 300.0		$ 307.3		$ 2,292.9		$ 3,012.2		$ 2,958.6
December 31, 2005	$ 17.4		$ 416.2		$ 84.1		$ 2,517.4		$ 3,035.1		$ 2,981.2
December 31, 2004	$ 11.5		$ 349.6		$ 71.3		$ 2,633.0		$ 3,065.4		$ 3,069.5

1          Weighted-average yields on investment securities available-for-sale are based on amortized cost.

2          Weighted-average yields on obligations of states and political subdivisions are generally tax-exempt and are computed on a tax-equivalent basis using a federal statutory tax rate of 35%.

3          Contractual maturities do not anticipate reductions for periodic pay downs.

Loans and Leases

Loans and leases represent the Company’s largest category of interest earning assets and the largest source of revenue. The Company’s loan and lease portfolio is divided into commercial and consumer components.

The commercial loan and lease portfolio is comprised of commercial and industrial loans, commercial mortgages, construction loans, and lease financing. Commercial and industrial loans are extended primarily to corporations, middle market, and small businesses. The purpose of these loans is for working capital needs, acquisitions, equipment, or other expansion projects. Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in Hawaii. Commercial mortgages are secured by real estate. The source of repayment for investor property is cash flow from the property and for owner-occupied property it is operating cash flow from the business. Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Lease financing consists of direct financing leases and leveraged leases. The Company’s commercial loan and lease portfolio increased by $362.0 million or 17% from December 31, 2005. The increase from December 31, 2005 was experienced in all categories of commercial loans and leases, and was primarily due to continued economic growth in the Company’s key markets. Although the Company’s primary market is Hawaii, the commercial portfolio contains loans to some borrowers based on the continental United States (“Mainland”) including some shared national credits.

The consumer loan and lease portfolio is comprised of residential mortgage loans, home equity loans, personal credit lines, direct installment loans, and indirect auto loans and leases. These products are offered generally in the markets the Company serves through its branch network. The Company’s consumer loan portfolio increased $92.7 million or 2% from December 31, 2005, primarily in the residential mortgage and home equity portfolios. Both the residential mortgage and home equity portfolios benefited as a result of continued strength of the Hawaii residential real estate market in 2006. The purchased home equity portfolio, which is comprised of Mainland borrowers, continued to run-off with no new purchases in 2006.

Table 7 presents the geographic distribution of the loan and lease portfolio based on the location of the borrower and Table 8 presents maturities and sensitivity of loans to changes in interest rates.

Note 3 to the Consolidated Financial Statements, which is incorporated herein by reference, presents the composition of the loan and lease portfolio by major loan categories. For additional information, refer to the “Corporate Risk Profile – Credit Risk” section of MD&A.

Geographic Distribution of Loan and Lease Portfolio						Table 7
	December 31, 2006
				Other
		Mainland		Pacific
(dollars in thousands)	Hawaii	U.S.	Guam	Islands	Foreign	Total
Commercial
Commercial and Industrial	$ 711,865	$ 229,947	$ 69,245	$ 26,202	$ 56,133	$ 1,093,392
Commercial Mortgage	522,645	4,030	81,576	3,083	–	611,334
Construction	234,913	12,066	2,279	5	–	249,263
Lease Financing	49,100	426,049	1,569	–	32,279	508,997
Total Commercial	1,518,523	672,092	154,669	29,290	88,412	2,462,986
Consumer
Residential Mortgage	2,253,633	–	230,485	8,992	–	2,493,110
Home Equity	877,624	51,038	11,951	4,260	–	944,873
Other Revolving Credit and Installment	516,957	363	124,621	58,408	547	700,896
Lease Financing	21,302	–	–	–	–	21,302
Total Consumer	3,669,516	51,401	367,057	71,660	547	4,160,181
Total Loans and Leases	$ 5,188,039	$ 723,493	$ 521,726	$ 100,950	$ 88,959	$ 6,623,167
Percentage of Total Loans and Leases	78%	11%	8%	2%	1%	100%

Maturities and Sensitivities of Loans to Changes in Interest Rates [1]				Table 8
December 31, 2006
	Due in One Year	Due After One to	Due After
(dollars in thousands)	or Less	Five Years [2]	Five Years	Total
Commercial and Industrial	$ 593,458	$ 346,897	$ 153,037	$ 1,093,392
Construction	199,274	4,641	45,348	249,263
Total	$ 792,732	$ 351,538	$ 198,385	$ 1,342,655

1         Based on contractual maturities.

2         As of December 31, 2006, loans maturing after one year consisted of $374.0 million in floating rate loans and $175.9 million in fixed rate loans.

Other Assets

The Company’s other assets increased by $4.7 million from December 31, 2005 to December 31, 2006, primarily due to an increase in federal tax deposits. During the second quarter of 2006, an $18.0 million additional deposit was placed with the IRS relating to its disallowance of the Company’s tax positions on certain lease transactions characterized as Lease In/Lease Out (“LILO”) and Sale In/Lease Out (“SILO”) transactions. This deposit is in addition to a $43.0 million deposit placed by the Company with the IRS in 2005, also relating to the initial disallowance of the LILO and SILO transactions. The placement of the deposits reduced the accrual of additional interest associated with the potential underpayment of taxes related to these transactions. The Company believes its tax position related to these transactions was proper based on applicable statutes, regulations, and case law at the time the transactions were entered into. Also contributing to the increase in other assets was a $5.7 million increase in Bank-Owned Life Insurance from December 31, 2005 to December 31, 2006.

The increases in other assets were partially offset by a $12.4 million decrease in prepaid pension costs and a $6.6 million decrease in Low Income Housing Investments. In connection with the Company’s adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” the Company reclassified $12.4 million in prepaid pension costs and netted this amount with its Retirement Benefits Payable account on the Company’s Consolidated Statements of Condition as of December 31, 2006. The net effect of this reclassification reflects the funded status of the Company’s pension and postretirement benefit plans as of December 31, 2006. As of December 31, 2006, the Company’s pension and postretirement benefit plans were underfunded by $48.3 million. Note 6 to the Consolidated Financial Statements presents additional information on other assets and Note 12 presents additional information on Employee Benefits and are incorporated herein by reference.

Deposits

Total deposits were $8.0 billion as of December 31, 2006, a 1% increase from December 31, 2005. Balances in noninterest-bearing demand, interest-bearing demand, and savings deposits, collectively decreased by $305.6 million from December 31, 2005 to December 31, 2006. Over this same period, the Company’s time deposits increased by $421.5 million as some customers shifted their deposits into higher yielding products. Customers also moved their deposits into higher yielding off-balance sheet managed cash accounts during the year ended December 31, 2006. Although consumer and public deposits have remained relatively unchanged from December 31, 2005, the Company experienced strong growth in commercial deposits, particularly in savings and time deposit categories. Note 7 to the Consolidated Financial Statements presents additional information on deposits, and is incorporated herein by reference.

Borrowings

The Company’s borrowings consisted of funds purchased and short-term borrowings, including commercial paper. As of December 31, 2006, the Company’s borrowings were $71.2 million, a decrease of $206.4 million from December 31, 2005. The decrease in the Company’s borrowings was offset by higher balances in the Company’s securities sold under agreements to repurchase, another source of short- to medium-term financing.

Securities Sold Under Agreements to Repurchase

As of December 31, 2006, the Company’s securities sold under agreements to repurchase were $1.0 billion, an increase of $438.4 million from December 31, 2005. The increase in the Company’s securities sold under agreements to repurchase was primarily due to additional placements with private entities during 2006 to provide additional sources of liquidity. As of December 31, 2006, securities sold under agreements to repurchase placed with private entities were $675.0 million, of which $650.0 million were indexed to the London Inter Bank Offering Rate and $25.0 million were indexed to the 10-Year Constant Maturity Swap Rate. Note 8 to the Consolidated Financial Statements, which is incorporated herein by reference, provides additional information on securities sold under agreements to repurchase.

Long-Term Debt

As of December 31, 2006, the Company’s long-term debt was $260.3 million, an increase of $17.6 million from December 31, 2005. The increase in the Company’s long-term debt was primarily due to the issuance of $25.0 million in privately placed notes in September 2006. This was partially offset by the maturity of $2.5 million in Federal Home Loan Bank of Seattle advances and the repurchase of $5.0 million in Capital Securities by the Parent in December 2006. Note 9 to the Consolidated Financial Statements provides more information on long-term debt and is incorporated herein by reference.

Foreign Activities

For the years ended December 31, 2006 and 2005, the Company continued to hold U.S. dollar placements and investment securities issued by foreign entities, as a means of generating foreign source income. The Company used foreign tax credits available to reduce the tax on this income.

Table 9 presents, as of December 31, 2006, 2005, and 2004, a geographic distribution of international assets for which the Company has cross-border exposure exceeding 0.75% of total assets. Cross-border exposures, which reflect country of risk outside the U.S., are reported by the country of the guarantor.

Geographic Distribution of Cross-Border International Assets [1]				Table 9
	Government and Other	Banks and Other	Commercial and
(dollars in thousands)	Official Institutions	Financial Institutions	Consumer	Total
December 31, 2006:
Netherlands
Investment Securities	$–	$100,316	$–	$100,316
Loans and Leases	–	–	11,723	11,723
Total Netherlands	–	100,316	11,723	112,039
Australia
Investment Securities	–	74,853	–	74,853
Deposits	–	1,782	–	1,782
Loans and Leases	–	–	7,923	7,923
Total Australia	–	76,635	7,923	84,558
All Others [2]
Investment Securities	–	146,879	–	146,879
Deposits	–	2,689	–	2,689
Loans and Leases	–	–	79,619	79,619
Total All Others	–	149,568	79,619	229,187
Total	$–	$326,519	$99,265	$425,784
December 31, 2005:
Netherlands	$–	$100,719	$12,729	$113,448
Australia	–	74,614	10,258	84,872
All Others	–	148,858	71,955	220,813
Total	$–	$324,191	$94,942	$419,133
December 31, 2004:
Netherlands	$–	$104,419	$12,729	$117,148
Australia	–	76,161	12,615	88,776
All Others	67	156,203	80,151	236,421
Total	$67	$336,783	$105,495	$442,345

1         This table details cross-border outstandings by country that individually amounted to 0.75% or more of consolidated total assets. Cross-border outstandings are defined as foreign monetary assets that are payable to the Company in U.S. dollars or other non-local currencies, plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies. Cross-border outstandings included loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and other monetary assets.

2         As of December 31, 2006, the significant items comprising the all others category included cross-border outstandings of $61.9 million in the United Kingdom, $49.4 million in Sweden, and $49.0 million in Switzerland.

The Company’s cross-border assets increased slightly from $419.1 million as of December 31, 2005 to $425.8 million as of December 31, 2006. However, the relative components of the Company’s cross-border assets have not changed significantly from December 31, 2005 to December 31, 2006. Accordingly, the Company’s risk profile with respect to its cross-border loans and leases has not changed significantly from December 31, 2005 to December 31, 2006 and did not have a material impact on the change in the Company’s Allowance.

Corporate Risk Profile

Credit Risk

Credit Risk is defined as the risk that borrowers or counter parties will not be able to repay their obligations to the Company. Credit exposures reflect legally binding commitments for loans, leases, banker’s acceptances, standby and commercial letters of credit, and overnight deposit account overdrafts.

The Company manages and controls risk in the loan and lease portfolio by adhering to well-defined underwriting criteria and account administration standards established by management. Written credit policies establish underwriting standards, approval levels, exposure limits, and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, industry, product, and/or geographic location levels is actively managed to mitigate concentration risk. In addition, credit risk management also includes an independent credit review process that assesses compliance with commercial and consumer credit policies, risk ratings, and other critical credit information.

The Company’s credit risk position remained stable and strong during the year ended December 31, 2006 with low levels of internally criticized loans and leases and non-performing assets. The ratio of non-accrual loans and leases to total loans and leases as of December 31, 2006 was 0.09%, unchanged from December 31, 2005.

Net loans and leases charged-off during the year ended December 31, 2006 as a percent of average loans and leases outstanding was 0.17%, a decrease from 0.36% for the year ended December 31, 2005. The decrease in the charge-off ratio was primarily due to commercial loan charge-offs decreasing from $12.6 million for the year ended December 31, 2005 to $2.4 million for the year ended December 31, 2006. The Company charged-off a $10.0 million leveraged lease in the third quarter of 2005 following the bankruptcy announcement of a national air carrier. This leveraged lease charge-off was fully reserved for in the Allowance.

The Company’s favorable credit risk profile reflects a generally strong economy in Hawaii and the Mainland with improving economic conditions in Guam. Hawaii’s construction, real estate, and domestic tourism industries have remained strong during 2006, despite higher energy prices and increasing inflationary trends. The Company has also maintained a practice of disciplined commercial and consumer underwriting and portfolio management.

Relative to the Company’s total loan and lease portfolio, domestic airline carriers continued to demonstrate a higher risk profile due to fuel costs, pension plan obligations, and marginal pricing power. Management continues to consider the conditions within the airline industry, which appear to have improved, in its evaluation of the Company’s reserve for credit losses. Table 10 below summarizes the Company’s air transportation credit exposure as of December 31, 2006 and 2005.

Air Transportation Credit Exposure [1]				Table 10
	December 31, 2006			December 31, 2005
		Unused	Total	Total
(dollars in thousands)	Outstanding	Commitments	Exposure	Exposure
Passenger Carriers Based In the United States	$68,035	$–	$68,035	$68,829
Passenger Carriers Based Outside the United States	19,406	–	19,406	20,678
Cargo Carriers	13,240	–	13,240	13,240
Total Air Transportation Credit Exposure	$100,681	$–	$100,681	$102,747

1         Exposure includes loans, leveraged leases, and operating leases.

Non-Performing Assets

Non-performing assets (“NPAs”) consist of non-accrual loans and leases, foreclosed real estate, and other non-performing investments. The Company’s NPAs were $6.4 million as of December 31, 2006 as compared to $6.5 million as of December 31, 2005. The nominal decrease in NPAs included $3.0 million of payments and pay-offs, $2.5 million of loans and leases that returned to accrual status, $0.2 million in sales of foreclosed real estate, $0.8 million of loans and leases charged-off, offset by $6.4 million of additions to NPAs. The NPAs are primarily residential mortgage loans.

Included in NPAs are loans and leases that are considered impaired. Impaired loans and leases are defined as those which the Company believes it is probable it will not collect all amounts due according to the contractual terms of the loan or lease agreement. Impaired loans and leases were $0.4 million as of December 31, 2006 compared with $0.1 million as of December 31, 2005.  The increase in impaired loans and leases was due to a commercial loan that was placed on non-accrual status in the fourth quarter 2006.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 11 presents a five-year history of non-performing assets and accruing loans and leases past due 90 days or more.

Consolidated Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More					Table 11
	December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$769	$212	$683	$6,015	$5,912
Commercial Mortgage	40	58	2,106	9,337	20,323
Construction	–	–	–	–	529
Lease Financing	31	–	2,973	2,181	4,047
Total Commercial	840	270	5,762	17,533	30,811
Consumer
Residential Mortgage	4,914	5,439	7,688	9,354	13,898
Home Equity	164	111	218	460	263
Total Consumer	5,078	5,550	7,906	9,814	14,161
Total Non-Accrual Loans and Leases	5,918	5,820	13,668	27,347	44,972
Foreclosed Real Estate	407	358	191	4,377	9,434
Other Investments	82	300	–	–	–
Total Non-Performing Assets	$6,407	$6,478	$13,859	$31,724	$54,406
Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$–	$–	$52	$725	$162
Commercial Mortgage	–	–	–	–	298
Lease Financing	–	–	–	117	–
Total Commercial	–	–	52	842	460
Consumer
Residential Mortgage	519	1,132	387	1,430	641
Home Equity	331	185	183	–	10
Other Revolving Credit and Installment	1,954	1,504	1,433	1,210	693
Lease Financing	10	29	30	–	14
Total Consumer	2,814	2,850	2,033	2,640	1,358
Total Accruing Loans and Leases Past Due 90 Days or More	$2,814	$2,850	$2,085	$3,482	$1,818
Total Loans and Leases	$6,623,167	$6,168,536	$5,986,930	$5,757,175	$5,359,004
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.09%	0.09%	0.23%	0.48%	0.84%
Ratio of Non-Performing Assets to Total Loans and Leases, Foreclosed Real Estate and Other Investments	0.10%	0.11%	0.23%	0.55%	1.01%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases	0.14%	0.15%	0.27%	0.61%	1.05%

Accruing loans and leases past due 90 days or more were $2.8 million as of December 31, 2006 and were substantially unchanged from the amount of accruing loans and leases past due 90 days or more as of December 31, 2005. Included in accruing loans and leases past due 90 days or more are residential mortgage loans in Guam. The Company believes the improved real estate market conditions in Guam will provide sufficient resilience to resolve any distressed properties within an acceptable time frame.

Table 12 presents a five-year history of foregone interest income on non-accrual loans and leases.

Foregone Interest Income on Non-Accrual Loans and Leases				Table 12
	Year Ended December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Interest Income That Would Have Been Recorded Under Original Terms:
Domestic	$774	$911	$2,123	$2,829	$5,344
Interest Income Recorded During the Year: [1]
Domestic	902	763	532	1,336	1,927
Foreign	11	–	–	–	–

1   Interest income recorded during the year included recoveries of interest income previously reversed.

Allowance for Loan and Lease Losses

The Company’s Allowance was $91.0 million as of December 31, 2006, a decrease of $0.1 million from December 31, 2005. The components of the Allowance, including the allocation between commercial and consumer categories, have also remained relatively unchanged from December 31, 2005 to December 31, 2006. Based on management’s ongoing assessment of the credit quality of the loan and lease portfolio and the economic environment, the Company recorded a Provision of $10.8 million for the year ended December 31, 2006 as compared to a Provision of $4.6 million for the year ended December 31, 2005. See Note 3 to the Consolidated Financial Statements, which is incorporated herein by reference, for changes in the reserve for credit losses during the last five years.

The ratio of the Allowance to total loans and leases outstanding was 1.37% as of December 31, 2006, a decrease from 1.48% as of December 31, 2005. The reduction of the ratio was indicative of strong economic conditions and lower inherent losses in the portfolio driven by conservative underwriting and portfolio management standards in conjunction with funded loan and lease growth. The improvement in credit quality was reflected in lower net loans and leases charged-off for the year ended December 31, 2006 compared to the year ended December 31, 2005, as well as lower levels of NPAs as of December 31, 2006 compared to December 31, 2005.

Net loans and leases charged-off for the year ended December 31, 2006 of $10.8 million or 0.17% of total average loans and leases, decreased from $22.0 million or 0.36% of total average loans and leases for the year ended December 31, 2005. Net loans and leases charged-off for the year ended December 31, 2005 included a $10.0 million charge-off of a fully reserved aircraft lease. Excluding the effects of the $10.0 million charge-off, net loans and leases charged-off for the year ended December 31, 2005 were $12.0 million or 0.20% of total average loans and leases.

Although the Company determines the amount of each component of the Allowance separately, the Allowance was considered adequate by management as of December 31, 2006, based on its ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

Allowance allocations by loan and lease category are presented in Table 13.

Allocation of Allowance for Loan and Lease Losses				Table 13
(dollars in thousands)	2006	2005	2004	2003	2002
Domestic Loans
Commercial
Commercial and Industrial	$21,623	$19,551	$23,063	$33,724	$43,465
Commercial Mortgage	6,540	6,437	9,570	16,303	16,488
Construction	1,570	1,719	1,449	2,342	2,681
Lease Financing	33,068	33,927	43,311	24,247	20,519
Total Commercial	62,801	61,634	77,393	76,616	83,153
Consumer
Residential Mortgage	4,449	5,406	5,754	4,800	6,371
Home Equity	3,295	3,677	2,631	1,858	600
Other Revolving Credit and Installment	20,324	20,009	20,805	14,349	15,029
Lease Financing	129	364	213	312	400
Total Consumer	28,197	29,456	29,403	21,319	22,400
Total Domestic Loans	90,998	91,090	106,796	97,935	105,553
Foreign Loans	–	–	–	719	718
General[1]	–	–	–	30,426	36,582
Total Allocation of Allowance for Loan and Lease Losses	$90,998	$91,090	$106,796	$129,080	$142,853

1         Includes both foreign and domestic general reserves.

	2006		2005		2004		2003		2002
	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases
Domestic Loans
Commercial
Commercial and Industrial	1.98%	16.51%	2.13%	14.90%	2.50%	15.43%	4.08%	14.34%	4.78%	16.96%
Commercial Mortgage	1.07	9.23	1.15	9.05	1.59	10.07	2.55	11.11	2.79	11.03
Construction	0.63	3.76	1.12	2.49	1.36	1.77	2.66	1.53	2.61	1.92
Lease Financing	6.50	7.69	7.22	7.62	9.04	8.00	5.56	7.57	4.80	7.97
Total Commercial	2.55	37.19	2.93	34.06	3.67	35.27	3.85	34.55	4.10	37.88
Consumer
Residential Mortgage	0.18	37.64	0.22	39.19	0.25	38.73	0.21	40.22	0.30	39.97
Home Equity	0.35	14.27	0.41	14.40	0.33	13.16	0.27	11.93	0.10	11.49
Other Revolving Credit and Installment	2.90	10.58	2.72	11.94	2.83	12.30	2.17	11.47	3.18	8.81
Lease Financing	0.61	0.32	1.43	0.41	0.66	0.54	0.88	0.61	1.16	0.64
Total Consumer	0.68	62.81	0.72	65.94	0.76	64.73	0.58	64.23	0.69	60.91
Total Domestic Loans	1.37	100.00	1.48	100.00	1.78	100.00	1.72	98.78	1.99	98.79
Foreign Loans	–	–	–	–	–	–	1.02	1.22	1.11	1.21
Total	1.37%	100.00%	1.48%	100.00%	1.78%	100.00%	2.24%	100.00%	2.67%	100.00%

Reserve for Unfunded Commitments

The Unfunded Reserve was $5.2 million and $5.1 million as of December 31, 2006 and 2005, respectively. Management believes that the Unfunded Reserve sufficiently provides for exposures related to commitments to extend credit, banker’s acceptances, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance as adjusted for estimated funding probabilities or loan and lease equivalency factors.

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices. The Company is exposed to market risk as a consequence of the normal course of conducting its business activities. Financial products that expose the Company to market risk include investment securities, loans, leases, deposits, debt, and derivative financial instruments. The Company’s market risk management process involves measuring, monitoring, controlling, and managing risks that can significantly impact the Company’s statements of income and condition. In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance, while limiting volatility. The activities associated with these market risks are categorized into “trading” and “other than trading.”

The Company’s trading activities include foreign currency and foreign exchange contracts that expose the Company to a small degree of foreign currency risk. These transactions are primarily executed on behalf of customers and at times for the Company’s own account.

The Company’s “other than trading” activities include normal business transactions that expose the Company’s balance sheet profile to varying degrees of market risk. The Company’s primary market risk exposure is interest rate risk. A key element in the process of managing market risk involves oversight by senior management and the Board of Directors as to the level of such risk assumed by the Company on its Consolidated Statement of Condition. The Board of Directors reviews and approves risk management policies, including risk limits and guidelines, and delegates oversight functions to the Asset/Liability Management Committee (“ALCO”). The ALCO, consisting of senior business and finance officers, monitors the Company’s market risk exposure and, as market conditions dictate, modifies positions on the Company’s Statement of Condition. The ALCO may also direct the Company to use derivative financial instruments, as deemed prudent.

Interest Rate Risk

The objective of the Company’s interest rate risk management process is to maximize net interest income while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.

The Company’s statement of condition is sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from the Company’s normal business activities of gathering deposits and extending loans. Many other factors also affect the Company’s exposure to changes in interest rates, such as general economic and financial conditions, customer preferences, historical pricing relationships, and repricing characteristics of financial instruments.

The earnings of the Company are affected not only by general economic conditions, but also by the monetary and fiscal policies of the U.S. and its agencies, particularly the FRB. The monetary policies of the FRB influence, to a significant extent, the overall growth of loans, leases, investment securities, and deposits and the level of interest rates earned on assets and paid for liabilities. The nature and impact of future changes in monetary policies are generally not predictable.

In managing interest rate risk, the Company, through the ALCO, measures short-term and long-term sensitivities to changes in interest rates. The ALCO utilizes several techniques to manage interest rate risk, which include shifting balance sheet mix or altering the interest rate characteristics of assets and liabilities, changing product pricing strategies, modifying characteristics of the investment securities portfolio, or using derivative financial instruments. The use of derivative financial instruments, as detailed in Note 15 to the Consolidated Financial Statements, which is incorporated herein by reference, has generally been limited over the past several years. This is due to natural on-balance sheet hedges arising out of offsetting interest rate exposures from loans, leases, and investment securities with deposits and other interest bearing liabilities. In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by ALCO. In addition, interest rate sensitive off-balance sheet exposures such as mortgage servicing rights have offsetting income effects with other fee income items such as mortgage origination fees. Natural and offsetting hedges reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures. Expected movements in interest rates are also considered in managing interest rate risk. Thus, as interest rates change, the Company may use different techniques to manage interest rate risk.

A key element in the Company’s ongoing process to measure and monitor interest rate risk is the utilization of an asset/liability simulation model. This model is used to estimate and measure the balance sheet sensitivity to changes in interest rates. These estimates are based on assumptions on the behavior of loan, lease, and deposit pricing, repayment rates on mortgage-based assets, and principal amortization and maturities on other financial instruments. The model’s analytics include the effects of embedded options. While such assumptions are inherently uncertain, management believes that these assumptions are reasonable. As a result, the simulation model attempts to capture the dynamic nature of the balance sheet and provide a sophisticated estimate rather than a precise prediction of exposure to changes in interest rates.

The Company utilizes net interest income simulations to analyze short-term income sensitivities to changes in interest rates. Table 14 presents, over the next twelve months from December 31, 2006, 2005, and 2004, an estimate of the change in net interest income that would result from a gradual 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario for net interest income without any change in strategy. Based on the net interest income simulation as of December 31, 2006, the Company’s Consolidated Statement of Condition is approximately neutral to parallel changes in interest rates. Net interest income sensitivity to changes in interest rates as of December 31, 2006 was less sensitive to changes in interest rates as compared to the sensitivity profile as of December 31, 2005 and 2004. To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve stay inverted for a period of time. Conversely, if the yield curve should become positively sloped from its current flat to inverted profile, net interest income may increase.

Net Interest Income Sensitivity Profile	Table 14
	Change in Net Interest Income From December 31,
(dollars in thousands)	2006		2005		2004
Change in Interest Rates (basis points)
+200	$1,208	0.3%	$4,885	1.2%	$7,812	2.0%
+100	403	0.1	2,850	0.7	4,687	1.2
-100	(2,818)	(0.7)	(5,292)	(1.3)	(10,937)	(2.8)
-200	(8,455)	(2.1)	(12,213)	(3.0)	(25,388)	(6.5)

The Company also uses a Market Value of Portfolio Equity (“MVPE”) sensitivity to estimate the net present value change in the Company’s assets, liabilities, and off-balance sheet arrangements from changes in interest rates. The MVPE was approximately $2.0 billion as of December 31, 2006, 2005, and 2004. Table 15 presents, as of December 31, 2006, 2005, and 2004, an estimate of the change in the MVPE sensitivity that would occur from an instantaneous 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve. The MVPE sensitivity increased in higher interest rate scenarios and decreased in lower interest rate scenarios as of December 31, 2006 compared to December 31, 2005 as a result of the relative shift in the funding source for asset growth and the flat or inverted yield curve during 2006. Further enhancing the MVPE sensitivity analysis are value-at-risk, key rate analysis, duration of equity, and the exposure to basis risk and non-parallel yield curve shifts. There are inherent limitations to these measures; however, used along with the MVPE sensitivity analysis, the Company obtains better overall insight for managing its exposure to changes in interest rates. Based on the additional analyses, the Company estimates its greatest exposure is in scenarios where medium term rates rise on a relative basis more than short-term and long-term rates.

Market Value of Equity Sensitivity Profile	Table 15
	Change in Market Value of Equity December 31,
(dollars in thousands)	2006		2005		2004
Change in Interest Rates (basis points)
+200	$(146,417)	(7.8)%	$(91,116)	(4.6)%	$(113,027)	(5.7)%
+100	(63,783)	(3.4)	(33,277)	(1.7)	(38,646)	(1.9)
-100	(4,480)	(0.2)	(37,497)	(1.9)	(50,339)	(2.5)
-200	(109,238)	(5.8)	(179,092)	(9.0)	(194,237)	(9.7)

Liquidity Management

Liquidity is managed in an effort to ensure that the Company has continuous access to sufficient, reasonably priced funding. Funding requirements are impacted by loan refinancings and originations, liability settlements and issuances and off-balance sheet funding commitments. The Company considers and complies with various regulatory guidelines regarding required liquidity levels and periodically monitors its liquidity position in light of the changing economic environment and customer activity. Based on periodic liquidity assessments, the Company may alter its assets, liabilities, and off-balance sheet positions. The ALCO monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. This process, combined with the Company’s ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.

In an effort to ensure that its liquidity needs are met, the Company actively manages its assets and liabilities. The potential sources of short-term liquidity from assets include interest-bearing deposits as well as the ability to sell certain assets including investment securities available-for-sale. Assets generate long-term liquidity through cash flows from investment securities, loans, and leases. With respect to liabilities, short-term liquidity is generated from securities sold under agreements to repurchase and other short-term funding sources such as federal funds while long-term liquidity is generated through growth in deposits and long-term debt. For the year ended December 31, 2006, the Company continued to use excess cash to repurchase shares and to reduce debt where possible.

Capital Management

The Parent and the Bank are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of December 31, 2006 and 2005, the Parent and the Bank were “well capitalized” under this regulatory framework. There have been no conditions or events since December 31, 2006 that management believes have changed either the Parent’s or the Bank’s capital classifications. Note 9 to the Consolidated Financial Statements provides additional information on long-term debt and Note 10 provides additional information about the regulatory capital framework and the Company’s capital amounts and ratios. Notes 9 and 10 are incorporated herein by reference.

As of December 31, 2006, the Company had subordinated debt of $124.9 million, of which $50.0 million qualified as Total Capital for regulatory capital purposes. Also, as of December 31, 2006, the Company had $26.4 million of Capital Securities outstanding, all of which qualified as Tier 1 Capital for regulatory capital purposes. However, the Capital Securities were classified as long-term debt in the Consolidated Statements of Condition.

As of December 31, 2006, the Company’s shareholders’ equity was $719.4 million, an increase of $26.1 million or 4% from December 31, 2005. The increase in shareholders’ equity resulted primarily from current year earnings, which was partially offset by share repurchases of $129.7 million and cash dividends of $76.7 million. The increase in the Company’s shareholders’ equity was also due to an adjustment to initially apply the provisions of SFAS No. 158, net of tax, of $7.0 million as well as a change in the minimum pension liability adjustment of $2.0 million.

The Parent expects to continue to repurchase shares of common stock, from time to time, through the Parent’s approved share repurchase program. During 2006, the Parent’s Board of Directors approved additional authorizations of $200.0 million to repurchase shares of common stock under the share repurchase program. From the beginning of the share repurchase program in July 2001 through December 31, 2006, the Parent had repurchased a total of 42.5 million shares and returned a total of $1.5 billion to its shareholders at an average cost of $34.35 per share. From January 1, 2007 through February 13, 2007, the Parent repurchased an additional 0.2 million shares at an average cost of $52.61 per share for a total of $10.7 million. Remaining buyback authority was $80.7 million as of February 13, 2007.

Table 16 presents a five-year history of activities and balances in the Company’s capital accounts, along with key capital ratios.

Shareholders’ Equity and Regulatory Capital					Table 16
	December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Change in Shareholders’ Equity
Net Income	$180,359	$181,561	$173,339	$135,195	$121,180
Cash Dividends Paid	(76,747)	(70,833)	(66,326)	(50,589)	(50,635)
Dividend Reinvestment Program	5,020	4,766	4,416	3,292	2,893
Common Stock Repurchased	(129,727)	(247,376)	(238,077)	(329,978)	(332,217)
Other [1]	47,163	10,400	148,350	19,453	27,526
Increase (Decrease) in Shareholders’ Equity	$26,068	$(121,482)	$21,702	$(222,627)	$(231,253)
Regulatory Capital
Shareholders’ Equity	$719,420	$693,352	$814,834	$793,132	$1,015,759
Add: Capital Securities of Bancorp
Hawaii Capital Trust I	26,425	31,425	31,425	31,425	31,425
Less: Goodwill	34,959	34,959	36,216	36,216	36,216
Adjustment to Initially Apply FASB Statement No. 158, Net of Tax	6,958	–	–	–	–
Unrealized Valuation and Other Adjustments	(27,491)	(27,281)	5,252	10,771	27,205
Tier 1 Capital	731,419	717,099	804,791	777,570	983,763
Allowable Reserve for Credit Losses	91,585	86,617	83,292	78,147	74,969
Subordinated Notes	49,942	74,883	99,808	124,709	124,658
Unrealized Gains on Investment Securities Available-for-Sale	17	–	31	66	132
Total Regulatory Capital	$872,963	$878,599	$987,922	$980,492	$1,183,522
Risk-Weighted Assets	$7,322,255	$6,919,822	$6,633,082	$6,200,831	$5,929,613
Key Regulatory Capital Ratios
Average Shareholders’ Equity to Average Assets	6.80%	7.29%	7.81%	9.60%	11.88%
Tier 1 Capital Ratio	9.99%	10.36%	12.13%	12.54%	16.59%
Total Capital Ratio	11.92%	12.70%	14.89%	15.81%	19.96%
Leverage Ratio [2]	7.06%	7.14%	8.29%	8.43%	10.34%

1         Includes unrealized gains and losses on investment securities available-for-sale, foreign currency translation adjustments, minimum pension liability adjustments, common stock issuances under share-based compensation plans, and related tax benefits.

2         The Company’s leverage ratio as of December 31, 2006, as previously disclosed in the Company’s earnings release on January 22, 2007, has been corrected to exclude the adjustment to initially adopt FASB Statement No. 158 from Tier 1 capital to comply with recently issued regulatory requirements.

Off-Balance Sheet Arrangements, Credit Commitments, and Contractual Obligations

Off-Balance Sheet Arrangements

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable-interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Credit Commitments and Contractual Obligations

The Company’s credit commitments and contractual obligations as of December 31, 2006 were as follows:

Credit Commitments and Contractual Obligations					Table 17
	Less Than			After
(dollars in thousands)	One Year	1-3 Years	4-5 Years	5 Years	Total
Credit Commitments
Unfunded Commitments to Extend Credit	$708,975	$262,490	$417,708	$1,318,019	$2,707,192
Standby Letters of Credit	67,059	2,537	–	–	69,596
Commercial Letters of Credit	22,124	–	–	–	22,124
Total Credit Commitments	798,158	265,027	417,708	1,318,019	2,798,912
Contractual Obligations
Deposits	7,799,818	169,831	29,607	24,138	8,023,394
Securities Sold Under Agreements to Repurchase	372,824	–	–	675,000	1,047,824
Short-Term Borrowings	71,198	–	–	–	71,198
Banker’s Acceptances Outstanding	1,230	–	–	–	1,230
Long-Term Debt	25,000	124,854	60,000	41,425	251,279
Capitalized Lease Obligations	605	1,330	1,330	5,744	9,009
Non-cancelable Operating Leases	13,672	22,244	14,464	147,755	198,135
Purchase Obligations	27,418	41,729	8,381	–	77,528
Pension and Postretirement Benefit Obligations	2,600	5,000	5,300	15,300	28,200
Total Contractual Obligations	8,314,365	364,988	119,082	909,362	9,707,797
Total Credit Commitments and Contractual Obligations	$9,112,523	$630,015	$536,790	$2,227,381	$12,506,709

The primary sources of short-term liquidity are securities sold under agreements to repurchase, funds purchased, and commercial paper. The Company issues commercial paper in various denominations with maturities of generally 90 days or less.

Securities sold under agreements to repurchase are financing transactions, under which securities are pledged as collateral for borrowings. Historically, these transactions were generally entered into with governmental entities, which have provided a stable source of funds. For the years ended December 31, 2006 and 2005, the Company entered into several securities sold under agreements to repurchase transactions with private entities for terms greater than one year.

The Bank is a member of the Federal Home Loan Bank of Seattle (the “FHLB”), which provides an additional source for short- and long-term funding. Borrowings from the FHLB were $75.0 million, at fixed interest rates ranging from 3.2% to 4.0%, and $77.5 million, at rates ranging from 3.2% to 5.69%, as of December 31, 2006 and 2005, respectively.

Additionally, the Bank maintains a $1.0 billion senior and subordinated bank note program. Under this facility, the Bank may issue additional notes provided that the aggregate amount outstanding does not exceed $1.0 billion. Subordinated notes outstanding under this bank note program were $124.9 million and $124.8 million, bearing a fixed interest rate of 6.875%, as of December 31, 2006 and 2005, respectively.

The largest purchase obligation included in the above table is an outsourcing agreement for technology services. Total payments over the remaining term (through 2010) of this contract are estimated to be $38.2 million. Other contracts included in purchase obligations consist of service agreements for the Company’s asset management system, ATM system, and cash management system.

Future Application of Accounting Pronouncements

Note 1 to the Consolidated Financial Statements, which discusses the expected impact of accounting pronouncements recently issued or proposed but not adopted by the Company as of December 31, 2006, is incorporated herein by reference.

Fourth Quarter Results and Other Matters

Net Income

Net income in the fourth quarter of 2006 was $50.9 million, an increase of $6.1 million or 13.7% from the fourth quarter of 2005. Diluted earnings per share for the fourth quarter of 2006 were $1.01, an increase of $0.15 or 17.4% from $0.86 per diluted share for the fourth quarter of 2005. The return on average assets for the fourth quarter of 2006 was 1.94%, up from 1.76% for the fourth quarter of 2005. Return on average equity for the fourth quarter of 2006 improved to 28.56% from 25.19% for the fourth quarter of 2005.

Net Interest Income

Net interest income, on a taxable equivalent basis, for the fourth quarter of 2006 was $100.4 million, down $3.2 million from $103.6 million in the fourth quarter of 2005. The decrease in net interest income, on a taxable equivalent basis, was primarily due to a $13.4 million increase in interest expense from rate increases on interest-bearing deposits. There was also a $6.0 million increase in interest expense from securities sold under agreements to repurchase which was due to a $493.8 million increase in the average balance of privately placed securities sold under agreements to repurchase and an increase in the short-term rates. This was partially offset by a $14.0 million increase in interest income from loans and leases due to continued growth of the portfolio and an increase in the average yields. In addition, there was a $3.0 million increase in interest income from investment securities available-for-sale due to an $84.6 million increase in the average balance and an increase in investment yields.

The net interest margin was 4.15% for the fourth quarter of 2006, a 28 basis point decrease from 4.43% in the fourth quarter of 2005. The decrease in the Company’s net interest margin was primarily due to the impact that the flat or inverted yield curve during 2006 has had on the Company’s mix of rates paid on its funding sources.

Provision for Credit Losses

Net income for the fourth quarter of 2006 included a Provision of $3.1 million compared to a Provision of $1.6 million for the fourth quarter of 2005. The Provision in 2006 and 2005 has been recorded by the Company in order to maintain the reserve for credit losses at levels considered adequate to cover credit losses in the lending process.

Noninterest Income

Noninterest income was $53.4 million for the fourth quarter of 2006, an increase of $2.6 million or 5% compared to noninterest income of $50.8 million for the fourth quarter of 2005. The increase was primarily due to an increase in overdraft fees as well as an increase in trust and agency fees.

Noninterest Expense

Noninterest expense was $81.6 million for the fourth quarter of 2006, down $1.6 million or 2% from $83.2 million for the fourth quarter of 2005. The decrease was primarily due to a $2.9 million decrease in legal fees relating to the Company’s mutual fund business and a $0.6 million decrease in salaries and benefits. Partially offsetting the decrease in legal fees were increases in other operating expense, including donation and operational losses of $1.0 million each.

Provision for Income Taxes

The provision for income taxes was $18.1 million for the fourth quarter of 2006, a decrease of $6.6 million or 27% from $24.7 million for the fourth quarter of 2005. This represented an effective tax rate of 26.19% for the fourth quarter of 2006, as compared to an effective tax rate of 35.57% for the fourth quarter of 2005. The lower effective tax rate in the fourth quarter of 2006 was primarily due to the resolution of a tax issue with the IRS.

Share Repurchase Program

During the fourth quarter of 2006, the Company repurchased 0.3 million shares of common stock at a total cost of $17.1 million under its share repurchase program. The shares were repurchased at an average cost of $50.71 per share.

Selected Quarterly Consolidated Financial Data

Table 18 presents the Company’s selected quarterly consolidated financial data for 2006 and 2005.

Selected Quarterly Consolidated Financial Data					Table 18
	Three Months Ended				Three Months Ended
	2006				2005
(dollars in thousands, except per share amounts)	Dec.	Sept. [1]	June [1]	March	Dec.	Sept.	June	March
Interest Income	$149,540	$146,960	$140,769	$135,403	$132,945	$129,234	$124,105	$120,158
Interest Expense	49,335	46,610	40,913	33,201	29,489	27,274	23,066	19,500
Net Interest Income	100,205	100,350	99,856	102,202	103,456	101,960	101,039	100,658
Provision for Credit Losses	3,143	2,785	2,069	2,761	1,588	3,000	–	–
Investment Securities Gains (Losses), Net	153	19	–	–	(4)	8	337	–
Noninterest Income	53,363	56,868	53,201	52,572	50,813	55,508	50,337	52,315
Noninterest Expense	81,597	79,805	78,742	80,818	83,179	84,596	79,004	80,863
Income Before Provision for Income Taxes	68,981	74,647	72,246	71,195	69,498	69,880	72,709	72,110
Provision for Income Taxes	18,068	27,727	35,070	25,845	24,717	25,051	26,280	26,588
Net Income	$50,913	$46,920	$37,176	$45,350	$44,781	$44,829	$46,429	$45,522
Basic Earnings Per Share	$1.03	$0.94	$0.74	$0.89	$0.88	$0.87	$0.90	$0.85
Diluted Earnings Per Share	$1.01	$0.92	$0.72	$0.87	$0.86	$0.85	$0.87	$0.83
Net Income to Average Total Assets	1.94%	1.81%	1.47%	1.82%	1.76%	1.74%	1.87%	1.88%
Net Income to Average Shareholders’ Equity	28.56%	27.09%	21.70%	26.13%	25.19%	24.61%	25.98%	23.66%
Net Interest Margin [2]	4.15%	4.20%	4.25%	4.41%	4.43%	4.30%	4.36%	4.42%
Efficiency Ratio [3]	53.08%	50.75%	51.45%	52.22%	53.92%	53.72%	52.07%	52.86%

1         Third quarter 2006 basic and diluted earnings per share was corrected from $0.95 and $0.93, respectively, and second quarter 2006 diluted earnings per share was corrected from $0.73.

2         The net interest margin is defined as net interest income, on a fully-taxable equivalent basis, as a percentage of average earning assets.

3         The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

Item 7A.               Quantitative and Qualitative Disclosures About Market Risk

See the Market Risk section in Management’s Discussion and Analysis of Financial Condition and Results of Operation included in Item 7 of this report.

Item 8.                        Financial Statements and Supplementary Data

See Table 18, Selected Quarterly Consolidated Financial Data, included in Item 7 of this report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Bank of Hawaii Corporation

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Hawaii Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bank of Hawaii Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Honolulu, Hawaii
February 16, 2007

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2006	2005	2004
Interest Income
Interest and Fees on Loans and Leases	$425,473	$368,664	$327,953
Income on Investment Securities Available-for-Sale	126,817	113,608	93,528
Income on Investment Securities Held-to-Maturity	18,255	21,360	26,204
Deposits	211	219	3,480
Funds Sold	767	1,329	1,058
Other	1,149	1,262	2,791
Total Interest Income	572,672	506,442	455,014
Interest Expense
Deposits	103,677	58,426	36,743
Securities Sold Under Agreements to Repurchase	42,189	21,187	9,353
Funds Purchased	8,504	4,515	1,815
Short-Term Borrowings	318	188	82
Long-Term Debt	15,371	15,013	16,431
Total Interest Expense	170,059	99,329	64,424
Net Interest Income	402,613	407,113	390,590
Provision for Credit Losses	10,758	4,588	(10,000)
Net Interest Income After Provision for Credit Losses	391,855	402,525	400,590
Noninterest Income
Trust and Asset Management	58,740	56,830	53,465
Mortgage Banking	10,562	10,399	8,012
Service Charges on Deposit Accounts	41,756	39,945	39,117
Fees, Exchange, and Other Service Charges	62,441	59,588	54,907
Investment Securities Gains (Losses), Net	172	341	(794)
Insurance	20,388	19,643	19,241
Other	22,117	22,568	31,146
Total Noninterest Income	216,176	209,314	205,094
Noninterest Expense
Salaries and Benefits	176,457	176,310	184,299
Net Occupancy	38,976	38,273	38,347
Net Equipment	20,127	21,541	23,926
Professional Fees	6,854	15,702	14,212
Other	78,548	75,816	73,656
Total Noninterest Expense	320,962	327,642	334,440
Income Before Provision for Income Taxes	287,069	284,197	271,244
Provision for Income Taxes	106,710	102,636	97,905
Net Income	$180,359	$181,561	$173,339
Basic Earnings Per Share	$3.59	$3.50	$3.26
Diluted Earnings Per Share	$3.52	$3.41	$3.08
Dividends Declared Per Share	$1.52	$1.36	$1.23
Basic Weighted Average Shares	50,176,685	51,848,765	53,232,815
Diluted Weighted Average Shares	51,178,943	53,310,816	56,241,044

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition
	December 31,	December 31,
(dollars in thousands)	2006	2005
Assets
Interest-Bearing Deposits	$4,990	$4,893
Funds Sold	50,000	–
Investment Securities Available-for-Sale
Held in Portfolio	1,846,742	2,333,417
Pledged as Collateral	751,135	204,798
Investment Securities Held-to-Maturity (Fair Value of $360,719 and $442,989)	371,344	454,240
Loans Held for Sale	11,942	17,915
Loans and Leases	6,623,167	6,168,536
Allowance for Loan and Lease Losses	(90,998)	(91,090)
Net Loans and Leases	6,532,169	6,077,446
Total Earning Assets	9,568,322	9,092,709
Cash and Noninterest-Bearing Deposits	398,342	493,825
Premises and Equipment	125,925	133,913
Customers’ Acceptances	1,230	1,056
Accrued Interest Receivable	49,284	43,033
Foreclosed Real Estate	407	358
Mortgage Servicing Rights	19,437	18,010
Goodwill	34,959	34,959
Other Assets	373,909	369,175
Total Assets	$10,571,815	$10,187,038
Liabilities
Deposits
Noninterest-Bearing Demand	$1,993,794	$2,134,916
Interest-Bearing Demand	1,642,375	1,678,454
Savings	2,690,846	2,819,258
Time	1,696,379	1,274,840
Total Deposits	8,023,394	7,907,468
Funds Purchased	60,140	268,110
Short-Term Borrowings	11,058	9,447
Securities Sold Under Agreements to Repurchase	1,047,824	609,380
Long-Term Debt	260,288	242,703
Banker’s Acceptances	1,230	1,056
Retirement Benefits Payable	48,309	71,116
Accrued Interest Payable	22,718	10,910
Taxes Payable and Deferred Taxes	277,202	269,094
Other Liabilities	100,232	104,402
Total Liabilities	9,852,395	9,493,686
Commitments and Contingencies (Note 16)
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: December 2006 – 56,848,609 / 49,777,654; December 2005 – 56,827,483 / 51,276,286)	566	565
Capital Surplus	475,178	473,338
Accumulated Other Comprehensive Loss	(39,084)	(47,818)
Retained Earnings	630,660	546,591
Deferred Stock Grants	–	(11,080)
Treasury Stock, at Cost (Shares: December 2006 – 7,070,955; December 2005 – 5,551,197)	(347,900)	(268,244)
Total Shareholders’ Equity	719,420	693,352
Total Liabilities and Shareholders’ Equity	$10,571,815	$10,187,038

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

				Accum.
				Other
				Compre-		Deferred		Compre-
		Common	Capital	hensive	Retained	Stock	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	Loss	Earnings	Grants	Stock	Income
Balance at December 31, 2003	$793,132	$807	$391,701	$(5,711)	$1,199,077	$(8,309)	$(784,433)
Comprehensive Income:
Net Income	173,339	–	–	–	173,339	–	–	$173,339
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(5,519)	–	–	(5,519)	–	–	–	(5,519)
Change in Minimum Pension Liability Adjustment	(1,687)	–	–	(1,687)	–	–	–	(1,687)
Total Comprehensive Income								$166,133
Common Stock Issued under Share-Based Compensation Plans and Related Tax Benefits (5,280,205 shares)	159,972	6	59,297	–	(23,665)	(124)	124,458
Common Stock Repurchased (5,243,458 shares)	(238,077)	–	–	–	–	–	(238,077)
Cash Dividends Paid	(66,326)	–	–	–	(66,326)	–	–
Balance at December 31, 2004	$814,834	$813	$450,998	$(12,917)	$1,282,425	$(8,433)	$(898,052)
Comprehensive Income:
Net Income	181,561	–	–	–	181,561	–	–	$181,561
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(32,547)	–	–	(32,547)	–	–	–	(32,547)
Change in Minimum Pension Liability Adjustment	(2,354)	–	–	(2,354)	–	–	–	(2,354)
Total Comprehensive Income								$146,660
Common Stock Issued under Share-Based Compensation Plans and Related Tax Benefits (1,430,416 shares)	50,067	2	22,090	–	(4,138)	(2,647)	34,760
Common Stock Repurchased (5,111,281 shares)	(247,376)	–	–	–	–	–	(247,376)
Retirement of Treasury Stock Shares (25,000,000 shares)	–	(250)	250	–	(842,424)	–	842,424
Cash Dividends Paid	(70,833)	–	–	–	(70,833)	–	–
Balance at December 31, 2005	$693,352	$565	$473,338	$(47,818)	$546,591	$(11,080)	$(268,244)
Comprehensive Income:
Net Income	180,359	–	–	–	180,359	–	–	$180,359
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(196)	–	–	(196)	–	–	–	(196)
Change in Minimum Pension Liability Adjustment	1,972	–	–	1,972	–	–	–	1,972
Total Comprehensive Income								$182,135
Adjustment to Initially Apply FASB Statement No. 158, Net of Tax	6,958	–	–	6,958	–	–	–
Common Stock Issued under Share-Based Compensation Plans and Related Tax Benefits (1,044,951 shares)	43,449	1	1,840	–	(19,543)	11,080	50,071
Common Stock Repurchased (2,540,130 shares)	(129,727)	–	–	–	–	–	(129,727)
Cash Dividends Paid	(76,747)	–	–	–	(76,747)	–	–
Balance at December 31, 2006	$719,420	$566	$475,178	$(39,084)	$630,660	$–	$(347,900)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Year Ended December 31,
(dollars in thousands)	2006	2005	2004
Operating Activities
Net Income	$180,359	$181,561	$173,339
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	10,758	4,588	(10,000)
Goodwill Impairment	–	1,257	–
Depreciation and Amortization	16,088	18,334	20,829
Amortization of Deferred Loan and Lease Fees	(2,952)	(901)	(2,006)
Amortization/Accretion of Premiums/Discounts on Investment Securities, Net	4,140	8,611	12,248
Share-Based Compensation	4,901	4,159	5,610
Deferred Income Taxes	22,844	13,417	21,208
Net (Gain) Loss on Sales of Investment Securities	(172)	(341)	794
Proceeds from Sales of Loans Held for Sale	330,677	438,773	403,708
Originations of Loans Held for Sale	(324,704)	(439,046)	(412,139)
Tax Benefits from Share-Based Compensation	(7,634)	–	–
Net Change in Other Assets and Other Liabilities	(25,461)	(63)	46,531
Net Cash Provided by Operating Activities	208,844	230,349	260,122
Investing Activities
Proceeds from the Prepayment and Maturity of Investment Securities Available-for-Sale	524,080	630,849	799,227
Proceeds from the Sale of Investment Securities Available-for-Sale	25,020	6,347	29,467
Purchases of Investment Securities Available-for-Sale	(612,049)	(749,150)	(1,341,026)
Proceeds from the Prepayment and Maturity of Investment Securities Held-to-Maturity	102,126	133,993	205,629
Purchases of Investment Securities Held-to-Maturity	(20,250)	–	(70,238)
Net Increase in Loans and Leases	(462,621)	(199,276)	(246,833)
Premises and Equipment, Net	(8,100)	(6,152)	(2,920)
Net Cash Used in Investing Activities	(451,794)	(183,389)	(626,694)
Financing Activities
Net Increase in Deposits	115,926	342,801	231,888
Net Increase in Short-Term Borrowings	232,085	153,321	139,079
Proceeds from Long-Term Debt	25,000	–	25,000
Payments on Long-Term Debt	(7,500)	(10,000)	(96,430)
Tax Benefits from Share-Based Compensation	7,634	–
Proceeds from Issuance of Common Stock	30,893	32,894	104,159
Repurchase of Common Stock	(129,727)	(247,376)	(238,077)
Cash Dividends Paid	(76,747)	(70,833)	(66,326)
Net Cash Provided by Financing Activities	197,564	200,807	99,293
(Decrease) Increase in Cash and Cash Equivalents	(45,386)	247,767	(267,279)
Cash and Cash Equivalents at Beginning of Period	498,718	250,951	518,230
Cash and Cash Equivalents at End of Period	$453,332	$498,718	$250,951
Supplemental Information
Cash paid for:
Interest	$158,251	$95,440	$64,886
Income taxes	82,749	39,794	5,213
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	407	358	191
Transfers from foreclosed real estate to premises and equipment	–	–	3,999

The accompanying notes are an integral part of the Consolidated Financial Statements.

Note 1.   Summary of Significant Accounting Policies

Bank of Hawaii Corporation (the “Parent”) is a bank holding company headquartered in Honolulu, Hawaii. Bank of Hawaii Corporation and its Subsidiaries (the “Company”) provide a broad range of financial products and services to customers in Hawaii and the Pacific Islands (Guam, nearby islands, and American Samoa). The majority of the Company’s operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities, brokerage services, insurance products, and trade financing.

The accounting and reporting principles of the Company conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements.

Certain prior period amounts have been reclassified to conform to current year presentation.

The following is a description of the Company’s significant accounting policies:

Consolidation

The Consolidated Financial Statements include the accounts of the Parent and its subsidiaries. The Parent’s principal subsidiary is Bank of Hawaii (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company has investments in low-income housing projects and sponsors the Bank of Hawaii Charitable Foundation. These entities are not consolidated in the Company’s financial statements. The Company also has investments in leveraged leases, as discussed in Note 3 to the Consolidated Financial Statements.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-bearing deposits, interest-bearing deposits, and funds sold. All amounts are readily convertible to cash and have maturities of less than 90 days.

Investment Securities

Investment securities are accounted for according to their purpose and holding period. Debt securities that may not be held-to-maturity and marketable equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. Trading securities are those securities acquired for the purpose of funding the Company’s liabilities associated with certain compensation plans. These securities are included in other assets and are carried at fair value with unrealized holding gains and losses recognized currently in noninterest income. Non-marketable equity securities, such as the Federal Reserve Bank (the “FRB”) and Federal Home Loan Bank of Seattle (“FHLB”) stock, are accounted for at cost and included in other assets. Interest and dividends on investment securities, including amortization of premiums and accretion of discounts, using the effective interest method over the period to maturity, are included in interest income.

The estimated fair value of a security is determined based on current market quotations. A decline in the value of debt and marketable equity securities that are considered other than temporary are recorded in noninterest income. Realized gains and losses are recorded in noninterest income using the specific identification method.

Loans Held for Sale

Loans held for sale, principally residential mortgage loans, are valued on an aggregate basis at the lower of carrying amount or fair value. Gains and losses on sales of residential mortgage loans (sales proceeds minus carrying value) are recorded in the mortgage banking component of noninterest income.

Loans and Leases

Loans are reported at the principal amount outstanding, net of unearned income. Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, unearned discounts, and premiums are deferred and amortized into interest income as an adjustment to yield using methods that approximate the effective yield method over the term or estimated life of the loan. Non-refundable fees and direct loan origination costs related to loans held for sale are deferred and recognized as a component of the gain or loss on sale. Loan commitment fees are generally deferred and amortized into interest income over the commitment period. Other credit-related fees are recognized as fee income, a component of noninterest income, when earned.

Direct financing leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income. Leveraged leases, which are a form of financing leases, are carried net of non-recourse debt. Unearned income on direct financing and leveraged leases is amortized over the lease term by methods that approximate the interest method. Residual values on leased assets are periodically reviewed for other than temporary impairment.

Non-Performing Loans and Leases

Generally, loans and leases are placed on non-accrual status upon becoming contractually past due 90 days or more for principal or interest (unless adequately secured by collateral, and are in the process of collection and are reasonably expected to result in repayment), when terms are renegotiated below market levels, or where substantial doubt about full repayment of principal or interest is evident.

When a loan or lease is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and the loan or lease is accounted for on the cash or cost recovery method until qualifying for return to accrual status. A loan or lease may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan or lease agreement.

Loans and leases are charged-off when it is probable that a loss has been incurred and when it is possible to make a reasonable estimate of the loss. For commercial loans, a charge-off is determined on a judgmental basis after due consideration of the debtor’s prospects for repayment and the fair value of collateral is deemed deficient. For residential mortgage and home equity loans, a charge-off is required at 120 days delinquency for the amount that the estimated fair value (sales price minus all costs to acquire title, to hold, and to sell) is less than the loan balance. Other consumer loans are charged-off upon becoming past due 120 days.

Reserve for Credit Losses

The Company’s reserve for credit losses is comprised of two components, the Allowance for Loan and Lease Losses (the “Allowance”) and the Reserve for Unfunded Commitments (the “Unfunded Reserve”).

Allowance for Loan and Lease Losses

The Company maintains an Allowance adequate to cover management’s estimate of probable credit losses as of the balance sheet date. Changes to the absolute level of the Allowance are recognized through charges or credits to the provision for credit losses (the “Provision”). Loans and leases that are charged-off have the effect of reducing the Allowance while recoveries of loans and leases previously charged-off have the effect of increasing the Allowance.

The level of the Allowance is based on analyses of individual borrowers and historical loss experience supplemented as necessary by credit judgment to address observed changes in trends and conditions, and other relevant environmental and economic factors that may affect the collectibility of loans and leases.

A quarterly evaluation of specific individual commercial borrowers is performed to identify impaired loans and leases. The identification of specific borrowers for review is based on a review of non-accrual loans and leases as well as those loans and leases specifically identified by management as exhibiting above average levels of risk.

Homogeneous pools of loans and leases are analyzed using historical loss patterns in various loan and lease pools that have been grouped based on similar risk characteristics for collective evaluation of impairment. Commercial loan pools are collectively evaluated for impairment based on business unit and internal risk rating segmentation and exclude those loans evaluated individually for impairment. Loss estimates are calculated based on an analysis of historical risk rating migration to loss. Consumer and small business loan pools reflect aggregation of similar products based on geography. A range of loss estimates is calculated based on historical rolling average loss rates and average delinquency flows to loss.

The Allowance also includes an estimate for inherent losses not reflected in the historical analyses. Relevant factors include, but are not limited to, concentrations (geographic, large borrower and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of net charge-offs. In addition, the Company uses a variety of other tools to estimate probable losses including, but not limited to, a rolling quarterly forecast of asset quality metrics; stress testing; and performance indicators based on the Company’s own experience, peers, or other industry sources.

Reserve for Unfunded Commitments

The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include banker’s acceptances, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan equivalency factors.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the asset. Leasehold improvements are amortized over the term of the respective lease. Useful lives range from three to fifty years for premises and improvements, and from three to ten years for equipment. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the estimated remaining life of the asset.

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Company records a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. There was no impairment of the Company’s long-lived assets for the years ended December 31, 2006, 2005, and 2004.

Foreclosed Real Estate

Foreclosed real estate consists of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure. These properties are carried at the lower of cost or fair value based on current appraisals, less estimated costs to sell. Losses arising at the time of acquiring such property are charged against the Allowance. Subsequent decreases in property values are recognized through charges to noninterest expense.

Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets when mortgage loans are sold and the rights to service those loans are retained. As of December 31, 2006, the Company recorded its mortgage servicing rights at their relative fair values on the date the loans were sold and were carried at the lower of the initial recorded value, adjusted for amortization, or fair value. Through December 31, 2006, the assets were amortized in proportion to and over the period of estimated total net servicing income and an impairment analysis was performed on a quarterly basis by estimating the fair value of the mortgage servicing rights and comparing that value to the carrying amount. The assets were stratified by certain risk characteristics, primarily loan type and note rate. The Company estimates the fair value of the asset using a discounted cash flow model to calculate the present value of estimated future net servicing income. The model uses factors such as loan prepayment rates, costs to service, ancillary income, impound account balances, and interest rate assumptions in its calculations. Impairment in any one stratification would result in a valuation allowance of the mortgage servicing rights being recognized in mortgage banking income, a component of noninterest income. No significant impairment charges were recognized for the years ended December 31, 2006, 2005, and 2004.

See additional discussion regarding mortgage servicing rights under “Future Application of Accounting Pronouncements,” which describes the Company’s accounting policy for mortgage servicing rights effective January 1, 2007.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is assessed at least annually for impairment. No impairment of goodwill was recorded for the years ended December 31, 2006 and 2004. A $1.3 million impairment charge was recorded for the year ended December 31, 2005 in connection with the Company’s insurance business.

Securities Sold Under Agreements to Repurchase

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, securities sold under agreements to repurchase are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s Consolidated Statements of Condition, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts and are delivered to and held in collateral by third party trustees.

Income Taxes

The Parent files a consolidated federal income tax return with the Bank and its subsidiaries. Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement carrying amounts and the corresponding tax basis of assets and liabilities. Deferred income taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the tax rate change is enacted. A deferred tax valuation reserve is established if it is more likely than not that a deferred tax asset will not be realized.

The Company’s tax sharing policy provides for the settlement of income taxes between each relevant subsidiary as if the subsidiary had filed a separate return. Payments are made to the Parent by subsidiaries with tax liabilities, and subsidiaries that generate tax benefits receive payments for those benefits as used.

The Company maintains reserves for certain tax positions that arise in the normal course of business. As of December 31, 2006, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments were reviewed as events occurred and adjustments to the reserves were made as appropriate.

See additional discussion regarding income tax positions under “Future Application of Accounting Pronouncements,” which describes the Company’s accounting policy for tax positions effective January 1, 2007.

Pension and Postretirement Benefit Plans

The Company incurs certain employment-related expenses associated with its two pension plans and a postretirement benefit plan (the “Plans”). In order to measure the expense associated with the Plans, various assumptions are made including the discount rate used to value certain liabilities, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The assumptions are based on historical experience as well as current facts and circumstances. A third-party actuarial firm is used to assist management in measuring the expense and liability associated with the Plans. The Company uses a December 31 measurement date for its Plans. As of the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is primarily determined based on the present value of projected benefit distributions at an assumed discount rate.

Periodic pension expense or credits include interest costs based on the assumed discount rate, the expected return on plan assets based on an actuarially derived market-related values, and amortization of actuarial gains or losses. Periodic postretirement benefit expense or credits include service costs, interest costs based on the assumed discount rate, amortization of unrecognized net transition obligations, and recognized actuarial gains or losses.

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” on December 31, 2006. SFAS No. 158 required the Company to recognize in its statement of condition an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. SFAS No. 158 also required that the Company measure the Plans’ assets and obligations that determine its funded status as of the end of the fiscal year and to recognize those changes in the year in which the changes occur as a component of other comprehensive income, net of taxes. The adoption of SFAS No. 158 resulted in the reduction of the Company’s accumulated other comprehensive loss, net of tax, by approximately $7.0 million, due to previously unrecognized prior service credits and net actuarial gains.

The following presents the incremental effect of applying the provisions of SFAS No. 158 on individual line items on the Company’s Consolidated Statement of Condition as of December 31, 2006:

	Before Application		After Application
(dollars in thousands)	of SFAS No. 158	Adjustments	of SFAS No.158
Other Assets	$385,114	$(11,205)	$373,909
Total Assets	10,583,020	(11,205)	10,571,815
Retirement Benefits Payable	70,386	(22,077)	48,309
Taxes Payable and Deferred Taxes	273,288	3,914	277,202
Total Liabilities	9,870,558	(18,163)	9,852,395
Accumulated Other Comprehensive Loss	(46,042)	6,958	(39,084)
Total Shareholders’ Equity	712,462	6,958	719,420
Total Liabilities and Shareholders’ Equity	10,583,020	(11,205)	10,571,815

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the dilutive impact of common stock equivalents and uses the average share price during the period in determining the number of incremental shares to be added to the weighted average number of common shares outstanding. There were no adjustments to net income (the numerator) for purposes of computing basic EPS. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted EPS for the years ended December 31, 2006, 2005, and 2004:

	Weighted Average Shares
	2006	2005	2004
Denominator for Basic EPS	50,176,685	51,848,765	53,232,815
Dilutive Effect of Stock Options	912,670	1,270,587	2,763,876
Dilutive Effect of Restricted Stock	89,588	191,464	244,353
Denominator for Diluted EPS	51,178,943	53,310,816	56,241,044

Derivative Financial Instruments

Management has received authorization from the Company’s Board of Directors to use derivative financial instruments as an end-user in connection with its risk management activities and to accommodate the needs of its customers. The Company has elected not to qualify for hedge accounting methods (i.e., fair value, cash flow, or foreign currency hedges) addressed under current provisions of GAAP. All risk management derivative instruments are stated at fair value in the Consolidated Statements of Condition with changes in fair value reported in current period earnings.

Share-Based Compensation

The Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006 using the modified prospective method. Under this method, stock-based awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with the provisions of SFAS No. 123 (R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to the adoption of SFAS No. 123(R), the Company accounted for its share-based compensation under the intrinsic value method as permitted by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, the Company previously recognized no compensation expense for employee stock options that were granted with an exercise price equal to the fair value of the underlying common stock on the date of grant.

Treasury Stock

Shares of the Parent’s common stock that are repurchased are recorded in treasury stock at cost. On the date of subsequent re-issuance, the treasury stock account is reduced by the cost of such stock on a first-in, first-out basis.

Advertising Costs

The Company recognizes its advertising costs as incurred. Advertising costs were $5.8 million, $5.3 million, and $5.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.

International Operations

The Bank has operations that are conducted in certain Pacific Islands that are denominated in U.S. dollars. These operations are classified as domestic.

Future Application of Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits, but does not require, fair value accounting for hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 also eliminated the temporary exemption for interests in securitized financial assets provided for by SFAS No. 133, Derivatives Implementation Group (“DIG”) Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” However, in January 2007, the FASB issued interpretive guidance in SFAS No. 133, DIG Issue B40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets.” In DIG Issue B40, the FASB concluded that a securitized interest in prepayable financial assets was not subject to the bifurcation requirements of SFAS No. 155 provided that the interest met both the following criteria: (1) the right to accelerate the settlement of the securitized interest cannot be controlled by the investor; and (2) the securitized interest itself does not contain an embedded derivative for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial assets. The guidance in DIG Issue B40 is effective upon the adoption of SFAS No. 155. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006 as well as to those hybrid financial instruments that had been previously bifurcated under SFAS No. 133. As of December 31, 2006, the Company did not have any hybrid financial instruments which were previously bifurcated under SFAS No. 133. Furthermore, the guidance provided for in DIG Issue B40 is expected to allow the Company to continue to purchase mortgage-backed securities without applying the bifurcation requirements of SFAS No. 155. As a result, the adoption of SFAS No. 155 is not expected to have a material impact on the Company’s statements of income and condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. Following the initial measurement at fair value, the Company is permitted to choose to either subsequently measure servicing assets at fair value and report changes in fair value in earnings, or amortize the servicing assets in proportion to and over the period of estimated net servicing income or loss and periodically assess for impairment. In adopting the provisions of SFAS No. 156, the Company expects to record an after-tax cumulative-effect adjustment to increase retained earnings by approximately $5.1 million as of January 1, 2007. The Company also expects to adopt the fair value measurement provisions of SFAS No. 156 in subsequent re-measurements of the servicing asset.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN No. 48 establishes a recognition threshold and measurement for income tax positions recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second step is measurement. In evaluating a tax position for recognition, the Company judgmentally evaluates whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate resolution. The Company’s adoption of FIN No. 48 on January 1, 2007 is not expected to decrease retained earnings by more than $5.0 million.

In July 2006, the FASB issued Staff Position (“FSP”) No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which amends SFAS No. 13, “Accounting for Leases.” Under the provisions of FSP No. 13-2, a material revision in the timing of expected cash flows of a leveraged lease requires a recalculation of the original lease assumptions. The Internal Revenue Service (the “IRS”) has completed audits of the Company’s income tax returns for the 1998-2002 tax years and has disallowed all deductions taken that relate to certain lease transactions characterized as Lease In/Lease Out and Sale In/Lease Out transactions. The Company has appealed the examination results and is currently in discussions with the IRS Appeals Division. Based on the most current information available to management regarding the expected change in the timing of cash flows, the Company expects to record an after-tax cumulative-effect reduction to retained earnings of approximately $27.1 million as of January 1, 2007. Subsequent changes in the assumption of expected cash flows that results in a change in the net investment of a leveraged lease shall be recorded as a gain or loss in the period in which the assumption is changed.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of condition should be reported as an asset. Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts. EITF Issue No. 06-5 concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4. The Company’s adoption of EITF Issue No. 06-5 on January 1, 2007 is not expected to have a material impact on the Company’s statements of income and condition.

Note 2.   Investment Securities

The amortized cost, gross unrealized gains and losses, and approximate fair value of the Company’s investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2006
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$19,036	$7	$(103)	$18,940
Debt Securities Issued by States and Political Subdivisions	38,833	125	(178)	38,780
Debt Securities Issued by U.S. Government-Sponsored Enterprises	258,938	125	(1,167)	257,896
Mortgage-Backed Securities	1,990,893	2,982	(38,731)	1,955,144
Other Debt Securities	333,131	101	(6,115)	327,117
Total	$2,640,831	$3,340	$(46,294)	$2,597,877
Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$30	$1	$–	$31
Mortgage-Backed Securities	371,314	779	(11,405)	360,688
Total	$371,344	$780	$(11,405)	$360,719
December 31, 2005
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$4,455	$17	$(37)	$4,435
Debt Securities Issued by States and Political Subdivisions	33,240	54	(334)	32,960
Debt Securities Issued by U.S. Government-Sponsored Enterprises	96,103	142	(569)	95,676
Mortgage-Backed Securities	2,113,645	4,366	(38,159)	2,079,852
Other Debt Securities	333,418	127	(8,253)	325,292
Total	$2,580,861	$4,706	$(47,352)	$2,538,215
Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$70	$2	$–	$72
Mortgage-Backed Securities	454,170	1,069	(12,322)	442,917
Total	$454,240	$1,071	$(12,322)	$442,989
December 31, 2004
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$852	$47	$–	$899
Debt Securities Issued by States and Political Subdivisions	7,958	150	(27)	8,081
Debt Securities Issued by U.S. Government-Sponsored Enterprises	37,699	359	(15)	38,043
Mortgage-Backed Securities	2,090,510	15,195	(6,711)	2,098,994
Other Debt Securities	338,495	1,229	(2,022)	337,702
Total	$2,475,514	$16,980	$(8,775)	$2,483,719
Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$90	$6	$–	$96
Mortgage-Backed Securities	589,818	2,295	(6,373)	585,740
Total	$589,908	$2,301	$(6,373)	$585,836

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of December 31, 2006. Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$112,034	$111,373
Due After One Year Through Five Years	297,865	291,795
Due After Five Years Through Ten Years	237,088	236,568
Due After Ten Years	2,951	2,997
	649,938	642,733
Mortgage-Backed Securities	1,990,893	1,955,144
Total	$2,640,831	$2,597,877
Held-to-Maturity:
Due After One Year Through Five Years	$30	$31
Mortgage-Backed Securities	371,314	360,688
Total	$371,344	$360,719

Investment securities with a carrying value of $2.0 billion and $1.7 billion, which approximates fair value, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase as of December 31, 2006 and 2005, respectively.

Gross gains and losses from the sales of investment securities for the years ended December 31, 2006, 2005, and 2004 were as follows:

(dollars in thousands)	2006	2005	2004
Gross Gains on Sales of Investment Securities	$172	$697	$318
Gross Losses on Sales of Investment Securities	–	(356)	(1,112)
Net Gains (Losses) on Sales of Investment Securities	$172	$341	$(794)

The Company’s temporarily impaired investment securities as of December 31, 2006 and 2005 were as follows:

Temporarily Impaired Investment Securities

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2006
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,097	$(4)	$2,253	$(36)	$3,350	$(40)
Debt Securities Issued by States and Political Subdivisions	8,738	(32)	14,887	(146)	23,625	(178)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	155,494	(536)	67,310	(694)	222,804	(1,230)
Mortgage-Backed Securities	191,685	(2,199)	1,785,275	(47,937)	1,976,960	(50,136)
Other Debt Securities	–	–	318,836	(6,115)	318,836	(6,115)
Total	$357,014	$(2,771)	$2,188,561	$(54,928)	$2,545,575	$(57,699)
December 31, 2005
Debt Securities Issued by the U.S. Treasury and Government Agencies	$2,817	$(38)	$–	$–	$2,817	$(38)
Debt Securities Issued by States and Political Subdivisions	29,646	(324)	670	(10)	30,316	(334)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	79,776	(568)	–	–	79,776	(568)
Mortgage-Backed Securities	1,294,721	(21,286)	950,360	(29,195)	2,245,081	(50,481)
Other Debt Securities	103,354	(1,617)	218,783	(6,636)	322,137	(8,253)
Total	$1,510,314	$(23,833)	$1,169,813	$(35,841)	$2,680,127	$(59,674)

The Company does not believe that gross unrealized losses as of December 31, 2006, which is comprised of 217 investment securities, represent an other-than-temporary impairment. The gross unrealized losses reported for mortgage-backed securities relate primarily to investment securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and private institutions. Total gross unrealized losses, which represent 2% of the amortized cost basis of the Company’s total investment securities, were primarily attributable to changes in interest rates and not due to the credit quality of the investment securities. The Company has both the intent and ability to hold the investment securities for a period of time necessary to recover the amortized cost.

Substantially all of the Company’s interest income on investment securities for the years ended December 31, 2006, 2005, and 2004 was comprised of taxable interest income. Income tax expense related to the Company’s net realized gains on the sales of investment securities for each of the years ended December 31, 2006 and 2005 was $0.1 million. Income tax benefit related to the Company’s net realized loss on the sales of investment securities for the year ended December 31, 2004 was $0.3 million. The accumulated other comprehensive loss from net unrealized gains and losses on investment securities, net of taxes, was $27.5 million and $27.3 million as of December 31, 2006 and 2005, respectively. The accumulated other comprehensive income from net unrealized gains and losses on investment securities, net of taxes, was $5.3 million as of December 31, 2004.

Note 3.   Loans and Leases and the Reserve for Credit Losses

The Company’s loan and lease portfolio was comprised of the following as of December 31:

(dollars in thousands)	2006	2005	2004	2003	2002
Domestic Loans and Leases
Commercial
Commercial and Industrial	$1,093,392	$918,842	$923,700	$825,818	$909,071
Commercial Mortgage	611,334	558,346	602,678	639,354	591,055
Construction	249,263	153,682	106,220	88,211	102,735
Lease Financing	508,997	470,155	479,100	435,934	427,378
Total Commercial	2,462,986	2,101,025	2,111,698	1,989,317	2,030,239
Consumer
Residential Mortgage	2,493,110	2,417,523	2,318,731	2,314,880	2,141,924
Home Equity	944,873	888,075	787,788	686,864	615,536
Other Revolving Credit and Installment	700,896	736,364	736,178	660,568	471,961
Lease Financing	21,302	25,549	32,535	35,320	34,456
Total Consumer	4,160,181	4,067,511	3,875,232	3,697,632	3,263,877
Total Domestic Loans and Leases	6,623,167	6,168,536	5,986,930	5,686,949	5,294,116
Foreign Loans and Leases
Commercial and Industrial	–	–	–	23,681	16,904
Lease Financing	–	–	–	31,580	31,079
Residential Mortgage	–	–	–	14,965	16,905
Total Foreign Loans and Leases	–	–	–	70,226	64,888
Total Loans and Leases	$6,623,167	$6,168,536	$5,986,930	$5,757,175	$5,359,004

Total loans and leases were reported net of unearned income of $152.8 million and $154.9 million as of December 31, 2006 and 2005, respectively.

The Company’s lending activities are concentrated in its primary geographic markets of Hawaii and the Pacific Islands. As of December 31, 2006, 2005, and 2004, the Company had foreign loans which were not significant, and therefore were included in the respective loan category.

Commercial and residential mortgage loans of $419.6 million and $349.7 million were pledged to secure an FRB line of credit as of December 31, 2006 and 2005, respectively. Residential mortgage loans of $90.4 million and $93.4 million were pledged to secure FHLB advances as of December 31, 2006 and 2005, respectively.

The aggregate amount of gains and losses on the Company’s sales of residential mortgage loans for the years ended December 31, 2006, 2005, and 2004 is shown below. Net gains on the sales of residential mortgage loans are recorded as a component of mortgage banking income in noninterest income. There were no gains or losses on sales of commercial loans for the years ended December 31, 2006, 2005, and 2004.

(dollars in thousands)	2006	2005	2004
Gross Gains on Sales of Residential Mortgage Loans	$1,575	$2,733	$3,944
Gross Losses on Sales of Residential Mortgage Loans	(473)	(322)	(649)
Total Net Gains on Sales of Residential Mortgage Loans	$1,102	$2,411	$3,295

The Company is the lessor in various leveraged lease agreements under which airplanes, rail cars, and water-craft, with estimated economic lives ranging from 20 to 36 years, are leased for terms up to 29 years. The Company’s equity investment typically represents between 20% and 30% of the purchase price, with the remaining percentage being provided by third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the asset. The residual value of the asset is estimated at the beginning of the leveraged lease agreement, based on appraisals and other methods, and is reviewed at least annually for impairment. At the end of the lease term, the asset is returned to the Company. For federal income tax purposes, the Company receives the benefit of tax deductions for depreciation on the entire leased asset and for interest on the long-term debt. During the early years of a leveraged lease, tax deductions exceed lease rental income, resulting in reduced income taxes payable. In the later years of a leveraged lease, lease rental income will exceed tax deductions, resulting in increased income taxes payable. Deferred income taxes are provided to reflect this timing difference. The Company’s investment in leveraged leases was $382.8 million and $380.5 million as of December 31, 2006 and 2005, respectively, and is reflected as a component of commercial lease financing.

The Company’s net investment in leveraged leases was comprised of the following as of December 31, 2006 and 2005:

	December 31,
(dollars in thousands)	2006	2005
Rental Receivable (Net of Principal and Interest on Non-Recourse Debt)	$298,225	$303,632
Estimated Residual Value of Leased Assets	199,565	200,842
Less: Unearned and Deferred Income	(115,036)	(123,942)
Investment in Leveraged Leases	382,754	380,532
Less: Deferred Income Taxes Arising from Leveraged Leases	(318,808)	(303,199)
Net Investment in Leveraged Leases	$63,946	$77,333

Certain directors and executive officers of the Company, companies in which they are principal owners, and trusts in which they are involved, have loans with the Bank. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements. As of December 31, 2006 and 2005, such loan balances were $17.6 million and $16.8 million, respectively. For the year ended December 31, 2006, the activity in these loans included new borrowings of $1.4 million and repayments of $2.7 million. The loan balances were also increased by $2.1 million as a result of changes in the parties considered executive officers under regulations provided for by the U.S. Securities and Exchange Commission (the “SEC”).

Activity in the Company’s reserve for credit losses was as follows for the years ended December 31:

(dollars in thousands)	2006	2005	2004	2003	2002
Balance at Beginning of Period	$96,167	$113,596	$129,080	$142,853	$158,979
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(2,373)	(2,507)	(4,408)	(5,311)	(13,039)
Commercial Mortgage	–	–	(575)	(548)	(2,868)
Construction	–	–	–	(529)	(495)
Lease Financing	–	(10,049)	(1,381)	(353)	(9,861)
Consumer
Residential Mortgage	(132)	(646)	(819)	(1,877)	(3,496)
Home Equity	(633)	(959)	(827)	(596)	(234)
Other Revolving Credit and Installment	(17,459)	(19,268)	(18,390)	(17,412)	(12,470)
Lease Financing	(60)	(104)	(155)	(267)	(354)
Total Loans and Leases Charged-Off	(20,657)	(33,533)	(26,555)	(26,893)	(42,817)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	3,509	1,751	3,973	3,878	4,761
Commercial Mortgage	509	3,246	2,052	129	2,056
Construction	–	–	529	958	173
Lease Financing	3	189	19	106	–
Consumer
Residential Mortgage	464	641	915	1,027	1,111
Home Equity	309	411	283	133	104
Other Revolving Credit and Installment	5,062	5,215	6,136	6,177	6,168
Lease Financing	43	63	103	82	31
Foreign	–	–	7,061	630	671
Total Recoveries on Loans and Leases Previously Charged-Off	9,899	11,516	21,071	13,120	15,075
Net Loans and Leases Charged-Off	(10,758)	(22,017)	(5,484)	(13,773)	(27,742)
Provision for Credit Losses	10,758	4,588	(10,000)	–	11,616
Balance at End of Period [1]	$96,167	$96,167	$113,596	$129,080	$142,853
Components
Allowance for Loan and Lease Losses	$90,998	$91,090	$106,796	$129,080	$142,853
Reserve for Unfunded Commitments [2]	5,169	5,077	6,800	–	–
Total Reserve for Credit Losses	$96,167	$96,167	$113,596	$129,080	$142,853
Average Loans and Leases Outstanding	$6,369,200	$6,104,356	$5,786,645	$5,525,576	$5,411,387
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.17%	0.36%	0.09%	0.25%	0.51%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding [2]	1.37%	1.48%	1.78%	2.24%	2.67%

1         Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the Consolidated Statements of Condition.

2         The reserve for unfunded commitments was transferred to other liabilities on December 31, 2004.

Non-accrual loans and leases as of December 31, 2006 and 2005 were $5.9 million and $5.8 million, respectively. Loans and leases past due 90 days or more and still accruing interest were $2.8 million and $2.9 million as of December 31, 2006 and 2005, respectively.

The Company’s impaired loans and leases as of December 31, 2006, 2005, and 2004 were as follows:

(dollars in thousands)	2006	2005	2004
Recorded Investment in Impaired Loans and Leases Not Requiring an Allowance for Loan and Lease Losses	$–	$–	$3,161
Recorded Investment in Impaired Loans and Leases Requiring an Allowance for Loan and Lease Losses	414	72	664
Recorded Investment in Impaired Loans and Leases [1]	$414	$72	$3,825
Allowance for Loan and Lease Losses on Impaired Loans and Leases	$145	$7	$63
Average Recorded Investment in Impaired Loans and Leases	$168	$2,017	$9,425

1         There were no accruing market-rate troubled-debt restructurings for the years ended December 31, 2006, 2005, and 2004.

Note 4.   Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.5 billion as of December 31, 2006 and 2005. The Company’s loan servicing portfolio is comprised primarily of fixed rate loans concentrated in Hawaii.

Changes in the carrying value of the Company’s mortgage servicing rights, net of a valuation allowance, for the years ended December 31, 2006 and 2005 are summarized in the following table:

(dollars in thousands)	2006	2005
Balance at Beginning of Year	$18,010	$18,769
Originated Mortgage Servicing Rights	3,979	4,533
Amortization	(2,552)	(5,292)
Balance at End of Year	$19,437	$18,010
Fair Value at End of Year	$27,444	$25,689

For additional information regarding mortgage servicing rights, refer to the section entitled “Future Application of Accounting Pronouncements” in Note 1 which describes the Company’s accounting policy for mortgage servicing rights effective January 1, 2007.

The key assumptions used in estimating the fair value of mortgage servicing rights as of December 31, 2006 and 2005 were as follows:

	2006	2005
Projected Weighted-Average Constant Payment Rate	12.15%	13.45%
Projected Weighted-Average Life (in years)	5.80	5.39
Projected Weighted-Average Discount Rate	8.57%	8.59%

Residential mortgage loan repayments rates for the Company’s servicing portfolio, which is concentrated in Hawaii, were equal to or slightly higher than the national average during the years ended December 31, 2006 and 2005.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to immediate 10% and 20% adverse changes to certain key assumptions as of December 31, 2006 and 2005 is presented in the following table.

	December 31,
(dollars in thousands)	2006	2005
Fair Value	$27,444	$25,689
Constant Payment Rate
Decrease in fair value from 10% adverse change	(1,153)	(1,176)
Decrease in fair value from 20% adverse change	(2,220)	(2,258)
Discount Rate
Decrease in fair value from 10% adverse change	(856)	(758)
Decrease in fair value from 20% adverse change	(1,662)	(1,475)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights may not be linear. Also, the effect of changing one key assumption without changing other assumptions may not be realistic. The calculation of the fair value of mortgage servicing rights is dynamic in nature, in that changes in one key assumption may result in changes in other assumptions, which may magnify or counteract the sensitivity analysis presented in the table above.

Note 5.   Premises and Equipment

The components of the Company’s premises and equipment as of December 31, 2006 and 2005 were as follows:

		Accumulated
		Depreciation and
(dollars in thousands)	Cost	Amortization	Net Book Value
December 31, 2006
Premises	$283,774	$(174,183)	$109,591
Equipment	194,543	(180,173)	14,370
Capital Leases	4,464	(2,500)	1,964
Total	$482,781	$(356,856)	$125,925
December 31, 2005
Premises	$281,658	$(164,383)	$117,275
Equipment	188,582	(174,087)	14,495
Capital Leases	4,464	(2,321)	2,143
Total	$474,704	$(340,791)	$133,913

Depreciation and amortization (including capital lease amortization), included in noninterest expense, was $16.1 million, $18.3 million, and $20.8 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 6.   Other Assets and Other Liabilities

The components of the Company’s other assets and other liabilities as of December 31, 2006 and 2005 were as follows:

(dollars in thousands)	2006	2005
Other Assets:
Bank-Owned Life Insurance	$156,115	$150,407
Federal Reserve Bank and Federal Home Loan Bank Stock	79,415	79,415
Low Income Housing and Other Equity Investments	21,898	28,529
Accounts Receivable	22,368	22,055
Federal Tax Deposit	61,000	43,000
Other	33,113	45,769
Total Other Assets	$373,909	$369,175
Other Liabilities:
Incentive Plans Payable	$13,486	$12,609
Insurance Premiums Payable	8,220	8,395
Reserve for Unfunded Commitments	5,169	5,077
Self Insurance Reserve	5,489	6,273
Other	67,868	72,048
Total Other Liabilities	$100,232	$104,402

Note 7.   Deposits

Time deposits with balances of $100,000 or more were $961.6 million and $695.7 million as of December 31, 2006 and 2005, respectively.

Maturities of time deposits of $100,000 or more as of December 31, 2006 were as follows:

(dollars in thousands)	Amount
Due in 0 to 3 Months	$482,640
Due in 4 to 6 Months	193,100
Due in 7 to 12 Months	212,916
Due in 2008	40,696
Due in 2009	21,774
Due in 2010	3,538
Due in 2011	4,590
Due Thereafter	2,332
Total	$961,586

As of December 31, 2006 and 2005, deposits of governmental entities of $4.4 million and $2.6 million, respectively, required collateralization by acceptable investment securities of the Company.

Note 8.   Borrowings

Details of Company’s borrowings as of and for the years ended December 31, 2006, 2005, and 2004 were as follows:

(dollars in thousands)	2006	2005	2004
Funds Purchased
Amounts Outstanding at December 31,	$60,140	$268,110	$149,635
Average Amount Outstanding During Year	170,427	138,190	143,881
Maximum Amount Outstanding at Any Month End	353,700	268,110	317,330
Weighted Average Interest Rate During Year [1]	4.99%	3.27%	1.26%
Weighted Average Interest Rate End of Year	5.23%	4.04%	2.21%
Securities Sold Under Agreements to Repurchase [2]
Amounts Outstanding at December 31,	$372,824	$434,380	$568,981
Average Amount Outstanding During Year	525,147	621,103	732,121
Maximum Amount Outstanding at Any Month End	707,166	849,195	1,039,204
Weighted Average Interest Rate During Year [1]	4.72%	3.03%	1.28%
Weighted Average Interest Rate End of Year	4.95%	3.96%	1.90%

1         Average rates for the year are computed by dividing actual interest expense on borrowings by average daily borrowings.

2         Excludes long-term securities sold under agreements to repurchase with private entities of $675.0 million and $175.0 million as of December 31, 2006 and 2005, respectively, which are discussed below.

Funds purchased generally mature on the next business day following the date of purchase.

Short-term borrowings include Treasury Tax and Loan balances, which represent tax payments collected on behalf of the U.S. Government, callable at any time and bearing market interest rates, and commercial paper which is issued in various denominations generally maturing 90 days or less from the date of issuance.

The Company’s total securities sold under agreements to repurchase were $1.0 billion as of December 31, 2006, an increase of $438.4 million from December 31, 2005. The increase in securities sold under agreements to repurchase was due to additional placements with private entities during 2006 to provide for additional sources of liquidity to the Company. As of December 31, 2006, securities sold under agreements to repurchase with private entities were $675.0 million, of which $650.0 million was indexed to the London Inter Bank Offering Rate (“LIBOR”) and $25.0 million was indexed to the 10 year Constant Maturity Swap Rate. The remaining terms of the private entity securities sold under agreements to repurchase, range from nine to 15 years. However, the private entities have the right to terminate the securities sold under agreements to repurchase in declining balances over the remaining terms. If the private entity securities sold under agreements to repurchase are not terminated by certain pre-established dates, the interest rates on the securities sold under agreements to repurchase become fixed, at rates ranging from 3.85% to 5.00%, for the remaining term of the respective agreements. As of December 31, 2006, the weighted average interest rate for private entity securities sold under agreements to repurchase was 3.94%.

Note 9.   Long-Term Debt

The Company’s long-term debt as of December 31, 2006 and 2005 were as follows:

(dollars in thousands)	2006	2005
Subordinated Notes	$124,854	$124,798
Federal Home Loan Bank Advances	75,000	77,500
Capital Securities	26,425	31,425
Privately Placed Notes	25,000	–
Capitalized Lease Obligations	9,009	8,980
Total Long-Term Debt	$260,288	$242,703

As of December 31, 2006, $124.9 million of subordinated notes issued by the Bank, bearing a fixed interest rate of 6.875%, were outstanding. The notes were issued in 1999 under the Bank’s $1.0 billion note program and mature in 2009. Under the terms of this program, the Bank may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1.0 billion.

The Bank is a member of the FHLB. The Bank may borrow funds from the FHLB in amounts up to 15% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. The Bank is required to hold FHLB stock as a condition of membership. As of December 31, 2006, the Bank held $61.3 million of FHLB stock which is recorded as a component of other assets. FHLB advances of $75.0 million were outstanding as of December 31, 2006. The FHLB advances bear fixed interest rates at rates ranging from 3.2% to 4.0% with maturity dates ranging from 2007 through 2010. As of December 31, 2006, residential mortgage loans of $90.4 million were pledged to secure FHLB advances.

Bancorp Hawaii Capital Trust I (the “Trust”), a grantor trust wholly-owned by the Parent, issued $100.0 million in Capital Securities. The Capital Securities bear a cumulative fixed interest rate of 8.25% and mature on December 15, 2026. Interest payments are made by the Trust semi-annually. The Parent is subject to an expense agreement with the Trust obligating the Parent to pay for any costs, expenses, or liabilities of the Trust, other than obligations of the Trust to pay amounts due pursuant to the terms of the Capital Securities. The sole assets of the Trust are Junior Subordinated Debt Securities (the “Debt”) issued by the Parent to the Trust. The Debt is redeemable prior to the stated maturity at the option of the Parent. The Capital Securities are subject to mandatory redemption upon repayment of the related Debt at their stated maturity dates, or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by the Parent upon concurrent repayment of the related Debt. The Capital Securities are redeemable, in whole or in part, at the option of the Trust. Such redemption of the option began on December 15, 2006. The redemption price for the Capital Securities is equal to 104.125% for the 12-month period that began on December 15, 2006 and gradually decreases each year to 100% if redeemed on or after December 15, 2016. The Parent has issued guarantees for the payment of distributions and payments on liquidation or redemption of the Capital Securities, but only to the extent of funds held by the Trust. The guarantees are junior subordinated obligations of the Parent. Distributions to holders of the Capital Securities may be deferred for up to five consecutive years. During any such deferral period the Parent’s ability to pay dividends on its common shares will be restricted. The FRB has announced that certain cumulative preferred securities having the characteristics of the Capital Securities qualify as capital, and therefore are included in Tier 1 Capital for bank holding companies. In December 2006, the Parent repurchased $5.0 million of Capital Securities in the open market and concurrently the related Debt was redeemed by the Parent. A nominal premium was paid for the repurchase of the Capital Securities in December 2006. In 2002, the Bank repurchased $68.6 million of Capital Securities. As of December 31, 2006, a total of $95.0 million in Capital Securities remains outstanding, of which $68.6 million is held by the Bank. The $68.6 million in Capital Securities held by the Bank is eliminated in consolidation.

In 2006, the Company issued $25.0 million in privately placed fixed rate notes. Of the $25.0 million in privately placed notes outstanding as of December 31, 2006, $10.0 million matures in five years and bears an interest rate of 6.00% and $15.0 million matures in ten years and bears an interest rate of 6.27%.

Capitalized lease obligations relate to office space at the Company’s headquarters. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $0.6 million per year through 2007, $0.7 million per year from 2008 to 2012, and are negotiable thereafter.

As of December 31, 2006, future principal payments on long-term debt, excluding capital lease obligations, are expected to be as follows:

(dollars in thousands)	Amount
2007	$25,000
2008	–
2009	124,854
2010	50,000
2011	10,000
Thereafter	41,425
Total	$251,279

Note 10.   Shareholders’ Equity

The table below sets forth the minimum required capital amounts and ratios for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank as of December 31, 2006 and 2005:

	Well Capitalized
(dollars in thousands)	Minimum Ratio	Company	Bank
As of December 31, 2006:
Shareholders’ Equity		$719,420	$731,981
Tier 1 Capital		738,377	738,642
Total Capital		879,921	880,917
Tier 1 Capital Ratio	6%	9.99%	9.91%
Total Capital Ratio	10%	11.92%	11.84%
Leverage Ratio [1]	5%	7.06%	7.01%
As of December 31, 2005:
Shareholders’ Equity		$693,352	$695,694
Tier 1 Capital		717,099	702,144
Total Capital		878,599	864,371
Tier 1 Capital Ratio	6%	10.36%	10.06%
Total Capital Ratio	10%	12.70%	12.38%
Leverage Ratio	5%	7.14%	6.94%

1         The Company’s leverage ratio as of December 31, 2006, as previously disclosed in the Company’s earnings release on January 22, 2007, has been corrected to exclude the adjustment to initially adopt FASB Statement No. 158 from Tier 1 capital to comply with recently issued regulatory requirements.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 and Total Capital. Tier 1 Capital is common shareholders’ equity plus qualifying capital securities, reduced by unrealized gains and losses accumulated in other comprehensive loss and certain intangible assets. Total Capital is Tier 1 Capital plus qualifying subordinated debt and allowable reserve for credit losses. Three capital ratios are used to measure capital adequacy: Tier 1 Capital divided by risk-weighted assets, as defined; Total Capital divided by risk-weighted assets; and the leverage ratio, which is Tier 1 Capital divided by quarterly average total assets.

As of December 31, 2006, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action. There were no conditions or events since December 31, 2006 that management believes have changed the Company or the Bank’s capital ratings.

FRB regulations require the Bank to maintain reserve balances based on the amount of deposits held. The required reserve balance of the Bank was $31.9 million and $31.0 million as of December 31, 2006 and 2005, respectively.

The Bank is subject to federal and state regulatory restrictions that limit cash dividends and loans to the Parent. These restrictions generally require advanced approval from the Bank’s regulator for payment of dividends in excess of net income for the current calendar year and net income for the prior two calendar years.

The components of accumulated other comprehensive loss, net of tax, which is a component of shareholders’ equity were as follows:

	Adjustment to	Minimum	Net Unrealized	Accumulated
	Initially Apply	Pension	Gains (Losses)	Other
	FASB Statement	Liability	on Investment	Comprehensive
(dollars in thousands)	No. 158	Adjustment	Securities	Loss
Balance, December 31, 2003	$–	$(16,482)	$10,771	$(5,711)
Net change	–	(1,687)	(5,519)	(7,206)
Balance, December 31, 2004	–	(18,169)	5,252	(12,917)
Net change	–	(2,354)	(32,547)	(34,901)
Balance, December 31, 2005	–	(20,523)	(27,295)	(47,818)
Net change	6,958	1,972	(196)	8,734
Balance, December 31, 2006	$6,958	$(18,551)	$(27,491)	$(39,084)

The following table presents the change in accumulated other comprehensive loss, net of tax, related to each component:

(dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax
December 31, 2006:
Net Unrealized Losses on Investment Securities Available-for-Sale Arising During the Year	$(136)	$(49)	$(87)
Reclassification of Net Losses on Investment Securities Available-for-Sale Included in Net Income	(172)	(63)	(109)
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(308)	(112)	(196)
Adjustment to Initially Apply FASB Statement No. 158	10,871	3,913	6,958
Change in Minimum Pension Liability Adjustment	2,587	615	1,972
Change in Accumulated Other Comprehensive Loss	$13,150	$4,416	$8,734
December 31, 2005:
Net Unrealized Losses on Investment Securities Available-for-Sale Arising During the Year	$(50,510)	$(18,184)	$(32,326)
Reclassification of Net Losses on Investment Securities Available-for-Sale Included in Net Income	(341)	(120)	(221)
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(50,851)	(18,304)	(32,547)
Change in Minimum Pension Liability Adjustment	(3,622)	(1,268)	(2,354)
Change in Accumulated Other Comprehensive Loss	$(54,473)	$(19,572)	$(34,901)
December 31, 2004:
Net Unrealized Losses on Investment Securities Available-for-Sale Arising During the Year	$(9,416)	$(3,389)	$(6,027)
Reclassification of Net Gains on Investment Securities Available-for-Sale Included in Net Income	794	286	508
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(8,622)	(3,103)	(5,519)
Change in Minimum Pension Liability Adjustment	(2,596)	(909)	(1,687)
Change in Accumulated Other Comprehensive Loss	$(11,218)	$(4,012)	$(7,206)

During the year ended December 31, 2006, the Parent’s Board of Directors increased the authorization under the share repurchase program by an additional $200.0 million. The authorizations, combined with the Parent’s previously announced authorizations of $1.35 billion, brought the total authorized repurchase amount to $1.55 billion. Shares repurchased under this program are held in treasury stock for re-issuance in connection with share-based compensation plans and for general corporate purposes. The Parent repurchased 2.5 million shares during the year ended December 31, 2006 and 5.1 million shares during each of the years ended December 31, 2005 and 2004. From the beginning of the share repurchase program in July 2001 through December 31, 2006, the Parent repurchased a total of 42.5 million shares and returned a total of $1.5 billion to its shareholders at an average cost of $34.35 per share. Remaining buyback authority was $91.3 million as of December 31, 2006. From January 1, 2007 through February 13, 2007, the Parent repurchased an additional 0.2 million shares at a total cost of $10.7 million and at an average cost of $52.61 per share. Remaining buyback authority was $80.7 million as of February 13, 2007.

Note 11.   Business Segments

The Company’s business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury. The Company’s internal management accounting process measures the performance of the business segments based on the management structure of the Company. This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the Provision and capital. This process is dynamic and requires certain allocations based on judgment and other subjective factors. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to GAAP. Previously reported results have been reclassified to conform to the current organizational reporting structure.

Retail Banking

The Retail Banking segment offers a broad range of financial products and services to consumers and small businesses. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans. Deposit products include checking, savings, and time deposit accounts. The Retail Banking segment also provides merchant services to its small business customers. Products and services from the Retail Banking segment are delivered to customers through 73 Hawaii branch locations, 466 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), and a 24-hour telephone banking service. This segment also offers retail property and casualty insurance products.

Commercial Banking

The Commercial Banking segment offers products including corporate banking and commercial real estate loans, lease financing, auto dealer financing, deposit and cash management products, and property and casualty insurance products. Lending, deposit, and cash management services are offered to middle-market and large companies in Hawaii. Commercial real estate mortgages are focused on customers that include investors, developers, and builders primarily domiciled in Hawaii. The Commercial Banking segment also includes the Company’s operations at its 12 branches in the Pacific Islands.

Investment Services

The Investment Services segment includes private banking, trust services, asset management, and institutional investment advisory services. A significant portion of this segment’s income is derived from fees, which are generally based on the market values of assets under management. The private banking and personal trust group assists individuals and families in building and preserving their wealth by providing investment, credit, and trust expertise to high-net-worth individuals. The asset management group manages portfolios and creates investment products. Institutional sales and service offers investment advisory services to corporations, government entities, and foundations. This segment also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products.

Treasury

The primary income earning component of the Treasury segment is its corporate asset and liability management activities, including interest rate risk management and the Bank’s foreign exchange business. This segment’s assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, funds sold and purchased, government deposits, and short-term and long-term borrowings. The primary sources of noninterest income are from bank-owned life insurance and foreign exchange income related to customer driven currency requests from merchants and island visitors. The net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with eliminations of intercompany transactions.

The other organizational units of the Company (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) provide a wide-range of support to the Company’s other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Business Segment Selected Financial Information

	Retail	Commercial	Investment		Consolidated
(dollars in thousands)	Banking	Banking	Services	Treasury	Total
Year Ended December 31, 2006
Net Interest Income	$235,440	$135,564	$17,603	$14,006	$402,613
Provision for Credit Losses	10,491	1,965	(1)	(1,697)	10,758
Net Interest Income After Provision for Credit Losses	224,949	133,599	17,604	15,703	391,855
Noninterest Income	100,294	35,421	70,413	10,048	216,176
Noninterest Expense	(170,705)	(78,625)	(65,151)	(6,481)	(320,962)
Income Before Provision for Income Taxes	154,538	90,395	22,866	19,270	287,069
Provision for Income Taxes	(57,179)	(42,222)	(8,452)	1,143	(106,710)
Allocated Net Income	$97,359	$48,173	$14,414	$20,413	$180,359
Total Assets as of December 31, 2006	$3,972,124	$2,795,509	$213,506	$3,590,676	$10,571,815
Year Ended December 31, 2005
Net Interest Income	$220,579	$137,323	$17,782	$31,429	$407,113
Provision for Credit Losses	14,151	8,942	(1)	(18,504)	4,588
Net Interest Income After Provision for Credit Losses	206,428	128,381	17,783	49,933	402,525
Noninterest Income	94,684	37,078	68,231	9,321	209,314
Noninterest Expense	(170,232)	(78,258)	(70,582)	(8,570)	(327,642)
Income Before Provision for Income Taxes	130,880	87,201	15,432	50,684	284,197
Provision for Income Taxes	(48,426)	(32,307)	(5,710)	(16,193)	(102,636)
Allocated Net Income	$82,454	$54,894	$9,722	$34,491	$181,561
Total Assets as of December 31, 2005	$3,890,877	$2,443,235	$228,903	$3,624,023	$10,187,038
Year Ended December 31, 2004
Net Interest Income	$203,497	$134,307	$12,739	$40,047	$390,590
Provision for Credit Losses	10,446	3,232	47	(23,725)	(10,000)
Net Interest Income After Provision for Credit Losses	193,051	131,075	12,692	63,772	400,590
Noninterest Income	85,591	40,915	65,235	13,353	205,094
Noninterest Expense	(168,494)	(83,210)	(66,080)	(16,656)	(334,440)
Income Before Provision for Income Taxes	110,148	88,780	11,847	60,469	271,244
Provision for Income Taxes	(40,755)	(32,850)	(4,384)	(19,916)	(97,905)
Allocated Net Income	$69,393	$55,930	$7,463	$40,553	$173,339
Total Assets as of December 31, 2004	$3,775,379	$2,351,481	$141,469	$3,497,862	$9,766,191

Note 12.   Employee Benefits

The Company has a defined contribution plan, two defined benefit plans, and a postretirement benefit plan.

Defined Contribution Plan

The Bank of Hawaii Retirement Savings Plan (the “Savings Plan”) has three Company contribution components: 1) 401(k) matching; 2) a 3% fixed amount based on eligible compensation; and 3) a discretionary value-sharing contribution.

Under the 401(k) matching component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company makes matching contributions on behalf of participants equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants’ eligible compensation, and $0.50 for every $1.00 contributed by participants over 2%, up to 5% of the participants’ eligible compensation. A 3% fixed contribution and a discretionary value-sharing contribution, that is linked to the Company’s financial goals, are made regardless of whether the participating employee contributes to the Savings Plan and are invested in accordance with the participant’s selection of investment options available under the Savings Plan. The Company also has a non-qualified savings plan which covers certain employees with compensation exceeding IRS limits on pay amounts usable in the allocations of Savings Plan benefits. Total expense under all Savings Plan components was $11.5 million, $12.4 million, and $12.1 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Defined Benefit Plans

The Company has two defined benefit plans (the “Pension Plans”). In 1995, the Company froze its non-contributory, qualified defined benefit retirement plan (the “Retirement Plan”) and excess retirement plan (the “Excess Plan”), which covered employees of the Company and participating subsidiaries who met certain eligibility requirements. Beginning January 1, 2001, the Retirement Plan no longer provided for compensation increases in the determination of benefits.

Retirement Plan assets primarily consist of a collective investment fund and marketable securities including equity securities, U.S. government treasury and agency securities, corporate bonds, and money market and mutual funds. The assets of the Retirement Plan include investments in a Bank of Hawaii collective investment fund and securities of related parties (Pacific Capital Funds family of mutual funds). The Asset Management Group of the Bank, an SEC registered investment adviser, serves as investment advisor to the Pacific Capital Funds family of mutual funds. The Bank manages the Bank of Hawaii collective investment fund. The fair value of Retirement Plan assets managed by related parties were $24.3 million and $24.7 million as of December 31, 2006 and 2005, respectively.

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries with compensation exceeding IRS limits on pay amounts applicable to the Retirement Plan’s benefit formula. The Excess Plan has no plan assets. The Excess Plan’s projected benefit obligation, accumulated benefit obligation, and accrued benefit liability each were $5.8 million and $5.9 million as of December 31, 2006 and 2005, respectively.

Postretirement Benefit Plan

The Company’s postretirement benefit plan provides retirees with life, dental, and medical insurance coverage. The costs of providing postretirement benefits are “shared costs” where both the employer and former employees pay a portion of the premium. Most employees of the Company who have met certain eligibility requirements are covered by this plan. The Company amended the postretirement medical plan to provide for a Health Reimbursement Account (“HRA”) in which a retiree receives an initial credit of $500 with a 3% annual increase capped at $1,000 for each year of service. An annual individual credit of $300, or $600 if married, with a 3.0% annual increase until reaching a maximum of $600 for an individual, or $1,200 if married, is provided into the HRA. The retiree may use the HRA for medical, vision, prescription drug and dental premiums, co-payments, and medically necessary health care expenses that are not covered by any medical or dental insurance program or flexible health spending account. The impact of this amendment eliminated the remaining unrecognized transition obligation and established an unrecognized prior service credit which was reported in accumulated other comprehensive loss in accordance with SFAS No. 158 as of December 31, 2006. As of December 31, 2006 and 2005, the Company had no segregated assets to provide for postretirement benefits.

The following table sets forth the change in benefit obligation, change in fair value of plan assets, and the funded status recognized in the Company’s Consolidated Statements of Condition for the Pension Plans and postretirement benefit plan for the years ended December 31, 2006 and 2005.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2006	2005	2006	2005
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$82,743	$76,083	$35,054	$29,887
Service Cost	–	–	1,077	1,055
Interest Cost	4,740	4,502	1,834	1,868
Plan Amendments	–	–	(5,882)	–
Actuarial (Gain) Loss	690	4,866	(3,818)	3,591
Employer Benefits Paid [1]	(2,934)	(2,708)	(1,170)	(1,347)
Benefit Obligation at End of Year	$85,239	$82,743	$27,095	$35,054
Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$59,924	$57,783	$–	$–
Actual Return on Plan Assets	6,390	4,269	–	–
Employer Contribution	645	580	1,170	1,347
Employer Benefits Paid	(2,934)	(2,708)	(1,170)	(1,347)
Fair Value of Plan Assets at End of Year	$64,025	$59,924	$–	$–
Funded Status at End of Year	$(21,214)	$(22,819)	$(27,095)	$(35,054)

1         Participants’ contributions relative to the postretirement benefit plan are offset against employer benefits paid in the above table. For the years ended December 31, 2006 and 2005, participants’ contributions for postretirement benefits were $1.1 million and $1.2 million, respectively.

As of December 31, 2006 and 2005, the benefit obligation for the Pension Plans exceeded the fair value of plan assets by $21.2 million and $22.8 million, respectively. The accumulated benefit obligation for the Pension Plans were $85.2 million and $82.7 million as of December 31, 2006 and 2005, respectively.

The following presents the amounts recorded in accumulated other comprehensive loss, net of tax, that have yet to be recognized as a component of net periodic benefit cost for the Company’s Pension Plans and postretirement benefit plan.

	Pension Benefits	Postretirement Benefits
(dollars in thousands)	December 31, 2006
Amounts Recognized in Accumulated Other Comprehensive Loss (net of tax)
Prior Service Credit	$–	$(1,515)
Net Actuarial Loss (Gain)	18,551	(5,443)
Total Amounts Recognized in Accumulated Other Comprehensive Loss (net of tax)	$18,551	$(6,958)

Components of net periodic benefit cost for the Pension Plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2006, 2005, and 2004.

	Pension Benefits			Postretirement Benefits
(dollars in thousands)	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost:
Service Cost	$–	$–	$–	$1,077	$1,055	$883
Interest Cost	4,740	4,502	4,395	1,834	1,868	1,693
Expected Return on Plan Assets	(5,044)	(4,735)	(4,712)	–	–	–
Amortization of Unrecognized Net Transition Obligation	–	–	–	586	586	586
Recognized Net Actuarial Loss (Gain)	1,931	1,709	1,393	(241)	(207)	(582)
Net Periodic Benefit Cost	$1,627	$1,476	$1,076	$3,256	$3,302	$2,580

The estimated net actuarial loss for the Pension Plans that is expected to be amortized from accumulated other comprehensive loss into net period benefit cost for the year ending December 31, 2007 is $1.8 million. The estimated net gain and prior service credit that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost for the year ending December 31, 2007 is $0.3 million and $0.2 million, respectively.

Assumptions used to determine the benefit obligations as of December 31, 2006 and 2005 for the Pension Plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Weighted Average Assumptions as of December 31:
Discount Rate	5.80%	5.75%	5.80%	5.75%
Health Care Cost Trend Rate Assumed For Next Year	–	–	7.50%	8.00%

The health care cost trend rate is assumed to decrease annually, until reaching the ultimate trend rate of 5% in 2010.

Assumptions used to determine the Company’s net periodic benefit cost for the Pension Plans and postretirement benefit plan for years ended December 31, 2006, 2005, and 2004 were as follows:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Weighted Average Assumptions as of December 31:
Discount Rate	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%
Expected Return on Plan Assets	8.50%	8.50%	8.50%	–	–	–
Health Care Cost Trend Rate	–	–	–	8.00%	9.00%	6.00%

A one percent change in the health care cost trend rate assumption (with all other assumptions remaining constant) would impact the service and interest cost components of the net periodic postretirement benefit cost and the postretirement benefit obligation for the year ended December 31, 2006 as follows:

	One Percent	One Percent
(dollars in thousands)	Increase	Decrease
Effect on the Total of Service and Interest Cost Components	$352	$(280)
Effect on Postretirement Benefit Obligation	537	(512)

The Company expects to contribute $7.7 million to the Pension Plans and $1.3 million to the postretirement benefit plan in the year ending December 31, 2007.

As of December 31, 2006, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits
2007	$3,200	$1,300
2008	3,400	1,200
2009	3,700	1,200
2010	3,800	1,300
2011	4,300	1,400
Years 2012-2016	27,600	8,800

The Benefit Plans Committee of the Company provides oversight of the Retirement Plan’s investment objective, which is to provide its participants with retirement income and to assist retirees in coping with inflation. To achieve this goal, the Benefit Plans Committee seeks a return on investment which will enhance the purchasing power of the principal amount of these assets over the long-term through capital appreciation and reinvestment of income. The Benefit Plans Committee seeks a compounded annual total rate of return greater than the return of the “Market Index” or 400 basis points above the return of 90-day U.S. Treasury Bills, whichever is higher, on a trailing three-year basis. The “Market Index” is composed of 60% S&P 500 Index, 15% Russell 2000 Index, and 25% Lehman Brothers Government/Corporate Bond Index. The Benefit Plans Committee also seeks to protect the Retirement Plan assets through prudent asset allocation, manager selection, and periodic review. Investments in equity and fixed income securities are diversified in a way that is consistent with the risk tolerance and investment objective of the Retirement Plan. The allocation of the Retirement Plan assets by major category, based upon their relative fair values, as of December 31, 2006 and 2005 were as follows:

	Percentage of Plan Assets as of December 31,		Target
Asset Category	2006	2005	Allocation
Equities	77%	74%	50%-80%
Bonds	21	24	25%-40%
Cash and Cash Equivalents	2	2	0%-50%
Total	100%	100%

The Retirement Plan’s investments in funds managed by the Bank as of December 31, 2006 and 2005 were as follows:

	2006
	Number of	Dividends	Number of Shares		Fair Value
(dollars in thousands)	Shares	Earned	Purchased	Sold	2006	2005
Pacific Capital Cash Assets Trust	72,373	$3	1,384,538	1,345,724	$72	$34
Pacific Capital High Grade Core Fixed Income Fund	1,258,074	614	57,077	99,810	13,612	14,257
Pacific Capital Small-Cap Fund	205,501	270	14,330	28,242	3,861	3,763
Pacific Capital Growth Stock Fund	496,847	–	22	10,707	4,765	4,588
Pacific Capital Mid-Cap Fund	173,842	285	24,403	18,390	1,994	2,061
Total	2,206,637	$1,172	1,480,370	1,502,873	$24,304	$24,703

Note 13.   Share-Based Compensation

As noted in Note 1, the Company adopted SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006 using the modified prospective method. Pro forma information for periods prior to January 1, 2006, as if the Company had applied the fair value recognition provisions of SFAS No. 123 in prior years, was as follows:

		Year Ended December 31,
(dollars in thousands, except per share data)		2005	2004
Net Income, as reported		$181,561	$173,339
Add:	Equity-Based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects [1]	2,731	3,585
Less:	Total Equity-Based Employee Compensation Expense Determined Under Fair Value Method For All Option Awards, Net of Related Tax Effects [1]	(7,132)	(7,673)
Pro Forma Net Income		$177,160	$169,251
Earnings Per Share:
Basic-as reported		$3.50	$3.26
Basic-pro forma		3.42	3.18
Diluted-as reported		3.41	3.08
Diluted-pro forma		3.32	3.01

1         Prior period amounts restated to include all equity-based compensation expense.

The adoption of SFAS No. 123(R) on January 1, 2006 did not have a material impact on the Company’s income before provision for income taxes and net income. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options and the vesting of restricted stock as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those stock options and restricted stock to be reported as financing cash flows. A tax benefit of $7.6 million was classified as financing cash flows for the year ended December 31, 2006.

For share-based compensation recognized for the year ended December 31, 2006, as a result of the adoption of SFAS No. 123(R), as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R), the Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2006	2005	2004
Weighted Average Fair Value of Options
Granted During the Year	$11.99	$10.39	$12.25
Stock Options Granted during the Year	24,101	278,126	36,000
Assumptions:
Average Risk Free Interest Rate	4.92%	4.32%	4.37%
Average Expected Volatility	22.07%	22.07%	32.15%
Expected Dividend Yield	2.73%	2.80%	3.10%
Expected Life	5.6 years	5.6 years	5.8 years

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

The method of estimating the average expected volatility was changed in 2005 to consider the change in daily market price of the Company’s stock over the expected term of the options, excluding the interim years 2000-2003. During this excluded period, the Company divested most of its foreign and U.S. mainland operations in addition to outsourcing its information technology systems. The volatility during that period was not considered representative of the Company’s normal volatility measure. The change in the volatility assumption resulted in a decrease in the option fair value.

Employee and director share-based compensation expense recognized for stock options and restricted stock was $5.0 million, $4.6 million, and $4.5 million for the years ended December 31, 2006, 2005, and 2004, respectively. The related income tax benefit recognized was $2.1 million, $2.0 million, and $1.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Director Stock Compensation Program

The Company has a Director Stock Compensation Program that annually grants shares of restricted common stock (“Restricted Shares”) and stock options to purchase common shares to each non-employee director. The exercise price of the stock options is based on the closing market price of the shares on the date that the options are granted. The Restricted Shares and the stock options are generally not transferable. The total number of shares authorized for awards under the Director Stock Compensation Program was 471,900 as of December 31, 2006.

Stock options granted in 2006 and 2005 vest ratably over three years and expire at the earliest of 1) three months after termination of the director’s membership on the Parent or Bank’s Board of Directors for any reason other than death or disability; 2) one year after termination of the director’s membership on the Board of Directors due to death or disability; or 3) ten years after the date of grant. The Restricted Shares vest after three years or upon death or disability, if earlier. The Company recognizes directors’ fees, measured as the fair value of the equity award on the date of grant, on a straight-line basis over the vesting period.

Stock options granted prior to 2005 are immediately exercisable and expire ten years from the date of grant. However, the shares received upon exercise of the stock options (“Option Shares”) are restricted. The restriction period for both Restricted Shares and Option Shares continues as long as the director remains a member of the Board of Directors. If an optionee ceases to serve as a director prior to the end of his or her term, for any reason other than death, disability or change in control of the Company, the Option Shares will be redeemed by the Company at the exercise price and any unexercised options and restricted shares will be forfeited.

As of December 31, 2006, there were 214,421 stock options and 42,463 Restricted Shares outstanding under this program.

Employee Stock Option Plans

The Company’s employee stock option plans are shareholder approved and administered by the Compensation Committee of the Board of Directors. Awards under the employee stock option plans may include stock options, stock appreciation rights, restricted stock, and restricted stock units. The total number of shares authorized for awards under the 2004 Employee Stock Option Plan was 1.7 million as of December 31, 2006.

Stock Options

Stock options provide grantees the option to purchase shares of common stock at a specified exercise price and, generally, expire ten years from the date of grant. Stock option grants include incentive and nonqualified stock options whose vesting may be based on a service period and/or Company performance measures. Generally, options granted prior to December 2005 had vesting terms of one or three years. Options granted in December 2005 and in prior years were fully vested as of December 31, 2005. The exercise prices were equal to the fair value of the shares on the dates the options were granted. The Company recognizes compensation expense, measured as the fair value of the stock option on the date of grant, on a straight-line basis over the vesting period. No stock options were granted to employees in 2006.

In December 2005, the Company vested all employee stock options. The options would have vested in future periods based on completion of service. The accelerated vesting precluded the recognition of stock compensation expense related to these options in future periods that would have been recognized as a result of the implementation of SFAS No. 123(R). The accelerated vesting resulted in an expense of approximately $117,000 for the year ended December 31, 2005.

The following table presents the activity related to stock options under all plans for the year ended December 31, 2006.

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)
Stock Options Outstanding at January 1, 2006	3,011,653	$29.71
Granted	24,101	54.31
Exercised	(890,859)	27.13
Forfeited or Expired	(6,980)	34.19
Stock Options Outstanding at December 31, 2006	2,137,915	31.04	5.7	$66,350
Stock Options Exercisable at December 31, 2006	2,100,104	30.66	5.7	64,392

The following table presents the intrinsic value (the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised, cash received from stock options exercised, and the tax benefit realized for deductions related to stock options exercised for the years ended December 31, 2006, 2005, and 2004.

(dollars in thousands)	2006	2005	2004
Intrinsic value of stock options exercised	$21,918	$32,718	$144,091
Cash received from stock options exercised	24,074	26,136	95,457
Tax benefit realized for deductions related to stock options exercised	6,397	9,284	52,514

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

As of December 31, 2006, unrecognized compensation cost related to unvested Restricted Stock was $6.5 million. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.1 years. The total grant date fair value of Restricted Stock which vested was $4.3 million, $5.2 million, and $8.1 million, for the years ended December 31, 2006, 2005, and 2004, respectively.

The following table presents the activity for Restricted Stock for the year ended December 31, 2006.

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2005	306,747	$41.36
Granted	55,575	53.38
Vested	(102,548)	42.25
Forfeited	(19,207)	37.41
Unvested as of December 31, 2006	240,567	$44.07

Restricted Stock Units

Restricted Stock Units (“RSUs”) entitle grantees to a cash payment based upon the fair value of the Company’s common stock at the time the award vests. During the vesting period, the participant is entitled to dividend equivalent payments equal to dividends declared on the Parent’s common stock. Expenses associated with RSUs are considered share-based compensation expense and are recognized over the vesting period. The primary RSU grant was made in 2003. Under this grant, with the achievement of certain performance objectives, 50% of the grant vested on April 30, 2004 and the remaining 50% vested on March 31, 2005. For certain grantees, the original award was supplemented with additional RSUs after the original vesting period, based upon the achievement of certain additional performance objectives. Total expense recognized by the Company for RSUs was $0.6 million, $1.8 million, and $7.0 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The following table presents the activity for RSUs for the years ended December 31, 2006, 2005, and 2004.

		Weighted Average	Aggregate
	Number of Units	Grant-Date Fair Value	Intrinsic Value [1]
Balance as of December 31, 2003	195,000
Granted	64,000	$43.33
Vested	(107,500)		$4,717,550
Forfeited	(37,500)	43.06
Balance as of December 31, 2004	114,000	36.76
Granted	–
Vested	(97,500)		4,601,250
Forfeited	(1,500)	43.72
Balance as of December 31, 2005	15,000	43.72
Granted	7,500	51.13
Vested	(22,500)		1,204,275
Balance as of December 31, 2006	–

1         Represents the value of Bank of Hawaii Corporation common stock on the date that the restricted stock unit vested.

Payments made related to RSUs were approximately $2.3 million, $3.1 million, and $4.7 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 14.   Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2006, 2005, and 2004 were as follows:

(dollars in thousands)	2006	2005	2004
Current:
Federal	$70,710	$71,414	$63,812
State	8,378	12,527	7,829
Foreign	4,778	5,278	5,056
Total Current	83,866	89,219	76,697
Deferred:
Federal	17,671	8,357	15,997
State	5,173	5,060	5,211
Total Deferred	22,844	13,417	21,208
Provision for Income Taxes [1]	$106,710	$102,636	$97,905

1         The tax effects of fair value adjustments on investment securities available-for-sale, the minimum pension liability adjustment, and tax benefits related to stock options are recorded directly in consolidated shareholders’ equity as a component of accumulated other comprehensive loss. The net tax charge (benefit) recorded directly to consolidated shareholders’ equity was $(11.1) million, $9.5 million, and $(48.6) million for the years ended December 31, 2006, 2005, and 2004, respectively.

Current and deferred income taxes for the years ended December 31, 2005 and 2004 have been reclassified to reflect tax returns filed.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2006 and 2005 were as follows:

(dollars in thousands)	2006	2005
Deferred Tax Liabilities:
Accrued Pension Cost	$(6,246)	$(5,354)
Federal Home Loan Bank Stock	(10,271)	(10,271)
Lease Transactions	(329,839)	(308,349)
Other	(3,816)	(3,816)
Gross Deferred Tax Liabilities	(350,172)	(327,790)
Deferred Tax Assets:
Accelerated Depreciation	16,864	14,706
Allowance for Loan and Lease Losses	26,498	25,959
Minimum Pension Liability	6,103	8,325
Net Unrealized Losses on Investment Securities Available-for-Sale	15,463	17,659
Accrued Expenses	19,700	22,447
Postretirement Benefits	15,517	14,665
Other	11,808	12,386
Gross Deferred Tax Assets	111,953	116,147
Net Deferred Tax Liabilities	$(238,219)	$(211,643)

Management believes that it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences.

The following is a reconciliation of the Federal statutory income tax rate to the effective consolidated income tax rate for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Statutory Federal Income Tax Rate	35.00%	35.00%	35.00%
Increase (Decrease) in Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	3.42	4.15	3.30
Liability Adjustment	(0.91)	–	–
Foreign Tax Credits	–	(3.38)	(0.44)
Low Income Housing Investments	(0.23)	(0.22)	(0.44)
Bank-Owned Life Insurance	(0.74)	(0.74)	(0.95)
Leveraged Leases	1.06	1.27	–
Other	(0.43)	0.03	(0.38)
Effective Tax Rate	37.17%	36.11%	36.09%

The Company recognizes a liability for current and deferred income taxes. The liability is increased or decreased by a provision for income taxes, included in the income statement. Calculation of the Company’s provision for income taxes requires the interpretation of tax laws and regulations and the use of estimates and judgments in its determination. The Company is subject to examination by governmental authorities that may give rise to tax issues due to differing interpretations. Changes to the liability for income taxes also occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities, and newly enacted statutory, judicial, and regulatory guidance. These changes may be material to the Company’s operating results for any particular reporting period.

In May 2006, the Tax Increase Prevention and Reconciliation Act (“TIPRA”) was enacted by Congress effective January 1, 2007, which resulted in the repeal of the exclusion from federal income taxation of a portion of the income from foreign sales corporations. The Company has two leveraged leases that were affected by this legislation. SFAS No. 13, “Accounting for Leases,” requires that the cumulative-effect of a change in a significant assumption affecting the net income recorded over the entire term of a lease, such as a change in tax law, be recognized as a cumulative adjustment to the lease in the period in which the change occurs. Accordingly, during the second quarter of 2006, the Company recorded a charge of $8.8 million to reflect the cumulative-effect of the change in tax law. This charge included a $0.6 million reduction of lease interest income and an increase of $8.2 million ($6.6 million federal and $1.6 million state) in the provision for income taxes. In the fourth quarter of 2006, the Company recorded a $6.2 million ($3.6 million penalty reversal and $2.6 million adjustment) reduction to the provision for income taxes from the resolution of tax issues. In 2005, the provision for income taxes included a $5.0 million charge related to an IRS examination of leveraged leases.

For financial statement purposes, no deferred income tax liability was recorded for tax related to bad debt reserves that arose in tax years beginning before December 31, 1987. Such tax bad debt reserves totaled approximately $18.2 million. If these amounts are used for purposes other than to absorb bad debt losses, they will be subject to federal income taxes at the then applicable rates.

Note 15.   Derivative Financial Instruments

The derivative financial instruments identified and recorded at fair value as of December 31, 2006 and 2005 were as follows:

	2006		2005
	Book or		Book or
(dollars in thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Foreign Exchange Contracts	$195,151	$(647)	$176,395	$274
Mortgage Loan Forward Sales Commitments	27,225	177	35,239	(99)
Interest Rate Locks – Mortgage Loans	19,806	(40)	28,615	194
Interest Rate Swap Contracts	39,350	–	–	–

The Company is a party to derivative financial instruments in the normal course of its business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest and foreign exchange rates. These financial instruments have been limited to foreign exchange contracts, interest rate lock commitments, interest rate swaps, and residential mortgage loan forward sales commitments.

Derivative financial instruments are required to be carried at fair value on the Company’s Consolidated Statements of Condition. As of December 31, 2006 and 2005, the Company did not designate any derivative financial instruments as fair value, cash flow, or net investment in foreign operations hedges. The Company’s free-standing derivative financial instruments have been recorded at fair value on the Company’s Consolidated Statements of Condition.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers. Changes in the fair value of foreign exchange contracts are included in fees, exchange, and other service charges in the Consolidated Statements of Income.

The Company also enters into forward sales contracts for the future delivery of residential mortgage loans to reduce interest rate risk associated with loans held for sale and commitments to fund loans at a specified rate (interest rate locks). Interest rate lock commitments for residential mortgage loans that the Company intends to sell are considered free-standing derivatives. The forward commitments are free-standing derivatives which are carried at fair value with changes in fair value recorded in the mortgage banking component of noninterest income. The Company recognizes a zero fair value for a derivative loan commitment at inception. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and passage of time.

As of December 31, 2006, the Company had interest rate swap contracts with notional amounts of $39.4 million. All of the interest rate swap agreements as of December 31, 2006, were entered into to facilitate the risk management strategies of a small number of commercial banking customers. As of December 31, 2005, the Company had no interest rate swap contracts in effect.

As with any financial instrument, derivative financial instruments have inherent risks. Adverse changes in interest rates, foreign exchange rates, and equity prices affect the Company’s market risks. The market risks are balanced with the expected returns to enhance earnings performance and shareholder value, while limiting the volatility of each. The Company uses various processes to monitor its overall market risk exposure, including sensitivity analysis, value-at-risk calculations, and other methodologies.

The Company’s exposure to derivative credit risk is defined as the possibility of sustaining a loss due to the failure of the counterparty to perform in accordance with the terms of the contract. Credit risk associated with derivative financial instruments are similar to those relating to traditional on-balance sheet financial instruments. The Company manages derivative credit risk with the same standards and procedures applied to its commercial lending activities.

Note 16.   Commitments and Contingencies

The Company’s credit commitments as of December 31, 2006 were as follows:

(dollars in thousands)	Total
Unfunded Commitments to Extend Credit	$2,707,192
Standby Letters of Credit	69,596
Commercial Letters of Credit	22,124
Total Credit Commitments	$2,798,912

Unfunded Commitments to Extend Credit

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The Company holds cash and deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $26.9 million secured certain specifically identified standby and commercial letters of credit as of December 31, 2006. As of December 31, 2006, the standby and commercial letters of credit had remaining terms ranging from 1 month to 3 years.

Lease Commitments

The Company leases certain branch premises and equipment with lease terms extending through 2036. The Company’s headquarters’ building lease term is through 2052. Most of the leases for premises provide for a base rent over a specified period with renewal options thereafter. Portions of certain properties are subleased for periods expiring in various years through 2014. Lease terms generally provide for the Company to pay taxes, maintenance, and other operating costs.

Future minimum payments for capital leases and non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2006:

(dollars in thousands)	Capital Leases	Operating Leases
2007	$605	$13,672
2008	665	12,750
2009	665	9,494
2010	665	7,537
2011	665	6,927
Thereafter	27,246	147,755
Total Future Minimum Lease Payments	30,511	$198,135
Amounts Representing Interest	(21,502)
Present Value of Net Minimum Lease Payments	$9,009

Minimum future rentals receivable under subleases for non-cancelable operating leases were $12.4 million as of December 31, 2006.

Rental expense for all operating leases for the years ended December 31, 2006, 2005, and 2004 is presented below:

(dollars in thousands)	2006	2005	2004
Minimum Rentals	$17,067	$16,801	$16,547
Sublease Rental Income	(2,183)	(2,533)	(2,308)
Total	$14,884	$14,268	$14,239

Technology Services Contract

The Company entered into a service contract with a vendor to provide for technology services. Under the technology services contract, the Company incurred expenses of $9.9 million, $9.3 million, and $7.8 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company’s actual payments under the contract will depend, in part, upon future transaction volumes. Based upon the estimated future transaction volumes used in the contract, estimated payments in future years are as follows:

(dollars in thousands)	Amount
2007	$10,237
2008	10,545
2009	10,861
2010	6,525
Total	$38,168

Contingencies

The Company is subject to various pending and threatened legal proceedings arising in the normal course of business or operations. Based on current knowledge and after consultation with legal counsel, management believes current reserves determined in accordance with GAAP are adequate and the amount of an incremental liability arising from these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Note 17.   Fair Values of Financial Instruments

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

Cash and Cash Equivalents

The carrying amounts reported in the Consolidated Statements of Condition for cash and short-term investments approximated the fair value of these assets.

Investment Securities

Fair values for investment securities were based on quoted market prices, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments.

Loans and Leases

Fair values of loans and leases were determined by discounting the expected future cash flows of pools of loans with similar characteristics. Loans were first segregated by type such as commercial, real estate, and consumer, and were then further segmented into fixed and adjustable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

Deposit Liabilities

Fair values of noninterest bearing and interest-bearing demand deposits and savings deposits were equal to the amount payable on demand (e.g., their carrying amounts) because these products have no stated maturity. Fair values of time deposits were estimated using discounted cash flow analyses. The discount rates used were based on rates currently offered for deposits with similar remaining maturities.

Short-Term Borrowings

The carrying amounts of securities sold under agreements to repurchase, funds purchased, commercial paper, and other short-term borrowings approximated their fair values.

Long-Term Debt

Fair values of long-term debt were estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowings.

Financial Instruments

Fair values of financial instruments (e.g., commitments to extend credit, standby and commercial letters of credit, interest rate locks, interest rate swap, foreign exchange, and mortgage loan forward contracts) were based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing and current settlement values or quoted market prices of comparable instruments.

The following presents the book or notional amounts and fair values of the Company’s financial instruments as of December 31, 2006 and 2005:

	2006		2005
(dollars in thousands)	Book or Notional Value	Fair Value	Book or Notional Value	Fair Value
Financial Instruments – Assets
Loans and Leases [1]	$6,544,111	$6,548,110	$6,095,361	$6,117,265
Investment Securities[2]	3,012,175	2,958,596	3,035,101	2,981,204
Other Financial Assets[3]	143,622	143,622	92,554	92,554
Financial Instruments – Liabilities
Deposits	8,023,394	8,016,941	7,907,468	7,895,267
Short-Term Borrowings[4]	1,119,022	1,119,022	886,937	886,937
Long-Term Debt[5]	251,279	257,889	233,723	246,597
Financial Instruments – Off-Balance Sheet Risk
Financial Instruments Whose Contract Amounts Represent Credit Risk:
Unfunded Commitments to Extend Credit	2,707,192	6,530	2,735,620	6,687
Standby Letters of Credit	69,596	38	93,892	32
Commercial Letters of Credit	22,124	17	21,502	17
Financial Instruments Whose Notional or Contract Amounts Exceed the Amount of Credit Risk:
Foreign Exchange Contracts	195,151	(647)	176,395	274
Mortgage Loan Forward Sales Commitments	27,225	177	35,239	(99)
Interest Rate Locks – Mortgage Loans	19,806	(40)	28,615	194
Interest Rate Swap Contracts	39,350	–	–	–

1         Includes loans, leases, and loans held for sale, net of unearned income and Allowance.

2         Includes investment securities available-for-sale and held-to-maturity.

3         Includes interest-bearing deposits, funds sold, FRB and FHLB stock, and other financial instruments included in other assets.

4         Includes securities sold under agreements to repurchase, funds purchased, commercial paper, and other short-term borrowings.

5         Excludes capitalized lease obligations.

Note 18.   Bank of Hawaii Corporation Financial Statements

Condensed financial statements of the Parent were as follows:

Condensed Statements of Income

	Year Ended December 31,
(dollars in thousands)	2006	2005	2004
Income
Dividends From Bank of Hawaii	$162,079	$172,767	$237,835
Interest Income From Subsidiaries	1,748	1,573	1,930
Other Income (Loss)	124	(296)	(115)
Total Income	163,951	174,044	239,650
Interest Expense
Commercial Paper	110	9	15
Long-Term Debt with Affiliated Grantor Trust	8,494	8,505	8,505
Privately Placed Notes	514	–	1,345
Total Interest Expense	9,118	8,514	9,865
Noninterest Expense
Intercompany Salaries and Services	5,708	5,201	5,190
Other Expenses	1,695	2,581	3,110
Total Noninterest Expense	7,403	7,782	8,300
Income Before Income Tax Benefit and Equity in Undistributed Income (Distribution in Excess of Income) of Bank of Hawaii	147,430	157,748	221,485
Income Tax Benefit	5,376	6,651	6,991
Equity in Undistributed Income (Distribution in Excess of Income) of Bank of Hawaii	27,553	17,162	(55,137)
Net Income	$180,359	$181,561	$173,339

Condensed Statements of Condition

	December 31,
(dollars in thousands)	2006	2005
Assets
Cash with Bank of Hawaii	$209	$356
Interest-Bearing Deposits with Bank of Hawaii	1,000	1,000
Funds Sold to Bank of Hawaii	10,900	10,600
Investment Securities Available-for-Sale	32	31
Goodwill	14,129	14,129
Accrued Interest and Income Taxes Receivable	89,338	81,239
Other Assets	10,429	6,657
Equity in Net Assets of Bank of Hawaii	731,982	695,694
Equity in Net Assets of Bancorp Hawaii Capital Trust I	3,093	3,093
Total Assets	$861,112	$812,799
Liabilities
Commercial Paper	$3,763	$–
Accrued Interest Payable	855	354
Other Liabilities	13,981	16,000
Long-Term Debt with Affiliated Grantor Trust	98,093	103,093
Privately Placed Notes	25,000	–
Total Liabilities	141,692	119,447
Total Shareholders’ Equity	719,420	693,352
Total Liabilities and Shareholders’ Equity	$861,112	$812,799

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2006	2005	2004
Operating Activities
Net Income	$180,359	$181,561	$173,339
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Share-Based Compensation	4,901	4,159	5,610
Undistributed Income of Bank of Hawaii	(27,553)	(17,162)	55,137
Tax Benefits from Share-Based Compensation	(7,634)	–	–
Net Change in Other Assets and Liabilities	(5,736)	(2,499)	2,340
Net Cash Provided by Operating Activities	144,337	166,059	236,426
Investing Activities
Proceeds from the Sale of Investment Securities Available-for-Sale	–	90	–
Purchases of Investment Securities Available-for-Sale	–	–	(120)
Net Cash Provided by (Used in) Investing Activities	–	90	(120)
Financing Activities
Net Increase (Decrease) in Short-Term Borrowings	3,763	(5,000)	(88,186)
Proceeds from Privately Placed Notes	25,000	–	–
Payments on Long-Term Debt with Affiliated Grantor Trust	(5,000)	–	–
Tax Benefits from Share-Based Compensation	7,634	–	–
Proceeds from Issuance of Common Stock	30,893	32,894	104,159
Repurchase of Common Stock	(129,727)	(247,376)	(238,077)
Cash Dividends Paid	(76,747)	(70,833)	(66,326)
Net Cash Used in Financing Activities	(144,184)	(290,315)	(288,430)
Increase (Decrease) in Cash and Cash Equivalents	153	(124,166)	(52,124)
Cash and Cash Equivalents at Beginning of Period	11,956	136,122	188,246
Cash and Cash Equivalents at End of Period	$12,109	$11,956	$136,122

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on the specified criteria.

Management’s assessment of the effectiveness in internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm who also audited the Company’s financial statements. Ernst & Young LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Bank of Hawaii Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Bank of Hawaii Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bank of Hawaii Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Bank of Hawaii Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Bank of Hawaii Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 16, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Honolulu, Hawaii
February 16, 2007

p

Item 9B. Other Information

On January 23, 2007, the Company filed a current report on Form 8-K stating that Richard C. Keene, Chief Financial Officer, had announced his intention to resign from the Company during the first quarter of 2007.  On February 21, 2007, the Company and Mr. Keene entered into an agreement providing for, among other terms, a separation payment of $400,000. Mr. Keene’s last day with the Company is expected to be March 14, 2007.  A copy of the agreement is attached hereto as Exhibit 10.18, and incorporated into this Item 9B by reference.

Part III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the Bank of Hawaii Corporation Proxy Statement for the annual meeting of shareholders to be held on April 27, 2007, as summarized below:

Item 10. Directors, Executive Officers, and Corporate Governance

“Board of Directors”; “Section 16(a) Beneficial Ownership Reporting Compliance”; and “Audit Committee Report.”

Information regarding the executive officers of the Parent is incorporated by reference from “Executive Officers of the Registrant” at the end of Part I of this report.

The Parent’s Board of Directors has determined that Robert Huret and Kent T. Lucien, members of the Parent’s Audit Committee, are financial experts within the meaning of Section 3(a)(58) of the Exchange Act. These financial experts are independent within the meaning of Section 10A(m)(3) of the Exchange Act.

The Company has adopted a written code of ethics within the meaning of Item 406 of Regulation S-K that applies to the Parent’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. A copy of the Senior Financial Officers Code of Ethics is available on the Company’s website, www.boh.com.

Item 11. Executive Compensation

“Executive Compensation”; “Compensation Committee Interlocks and Insider Participation”; “Compensation Committee Report”; and “Compensation Discussion and Analysis.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

“Beneficial Ownership” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

“Certain Relationships and Related Transactions” and “Director Independence.”

Item 14. Principal Accounting Fees and Services

Fees paid to the Company’s independent registered public accounting firm are disclosed under the caption “Proposal 2: Ratification of Selection of an Independent Registered Public Accounting Firm” and related pre-approval policies are in the Company’s Audit Committee Charter, a copy of which is available on the Company’s website, www.boh.com.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income – Years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Condition – December 31, 2006 and 2005

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows – Years ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

All other schedules to the Consolidated Financial Statements stipulated by Article 9 of Regulation S-X and all other schedules to the financial statements of the registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Exhibit Table

Exhibit Number
3.1

Certificate of Incorporation of Bank of Hawaii Corporation (f/k/a Pacific Century Financial Corporation and Bancorp Hawaii, Inc.), as amended (incorporated by reference from Exhibit 3.1 to Bank of Hawaii Corporation’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005, as filed on February 28, 2006 (the “2005 10-K”))

3.2	By-Laws of Bank of Hawaii Corporation (incorporated by reference from Exhibit 3.2 to the 2005 10-K)
4.1

Instruments defining the rights of holders of long-term debt of Bank of Hawaii Corporation and its consolidated subsidiaries are not filed as exhibits because the amount of debt authorized under any such instruments does not exceed 10% of the total assets of Bank of Hawaii Corporation and its consolidated subsidiaries. Bank of Hawaii Corporation agrees to furnish a copy of any such instrument to the Commission upon request

10.1	Bank of Hawaii Corporation’s Key Executive Severance Plan dated April 27, 1983 (incorporated by reference from Exhibit 10.1 to the 2005 10-K)*
10.2	Bank of Hawaii Corporation’s Executive Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to the 2005 10-K)*
10.3	Form of Key Executive Change-in-Control Severance Agreement (incorporated by reference from Exhibit 10.3 to the 2005 10-K)*
10.4

Bank of Hawaii Corporation’s Executive Base Salary Deferral Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Current Report on Form 8-K filed on December 22, 2005 (the “December 22, 2005 8-K”))*

10.5	Retention Agreement with D.W. Thomas dated December 16, 2005 (incorporated by reference from Exhibit 10.2 to the December 22, 2005 8-K)*
10.6	Bank of Hawaii Corporation’s Directors’ Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.7 to the 2005 10-K)*
10.7	Bank of Hawaii Corporation’s Director Stock Compensation Program, as amended (incorporated by reference from Exhibit 10.8 to the 2005 10-K)*
10.8

Bank of Hawaii Corporation’s Amended and Restated Director Stock Compensation Plan (incorporated by reference from Appendix B to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Shareholders filed on March 17, 2005)*

10.9

Stock Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2005, as filed on July 27, 2005 (the “June 30, 2005 10-Q”))*

10.10	Bank of Hawaii Corporation’s Amended and Restated Director Stock Compensation Plan – Form of Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the June 30, 2005 10-Q)*
10.11	Bank of Hawaii Corporation’s Stock Option Plan of 1994, as amended (incorporated by reference from Exhibit 10.12 to the 2005 10-K)*
10.12

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan (incorporated by reference from Appendix C to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Shareholders, as filed on March 18, 2004)*

10.13	Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan – Form of Stock Option Agreement (incorporated by reference from Exhibit 10.14 to the 2005 10-K)*
10.14	Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan – Form of Service-Based Restricted Share Agreement (incorporated by reference from Exhibit 10.15 to the 2005 10-K)*
10.15	Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan – Form of Performance-Based Restricted Share Agreement (incorporated by reference from Exhibit 10.16 to the 2005 10-K)*
10.16	Retention Agreement with Neal C. Hocklander, revised and restated on December 16, 2005, as amended on July 29, 2005, and as further amended on June 30, 2006*
10.17	Restricted Stock Unit Grant Under the Bank of Hawaii 2004 Stock and Incentive Compensation Plan, Service-Based Restricted Stock Unit Agreement with Neal C. Hocklander dated April 30, 2004*
10.18	Separation Agreement Between Bank of Hawaii and Richard C. Keene dated February 21, 2007*
12.1	Statement Regarding Computation of Ratios
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification on Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) by Chairman of the Board, Chief Executive Officer and President and Chief Financial Officer

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

Date: February 22, 2007	Bank of Hawaii Corporation
	By:	/s/ Allan R. Landon
Allan R. Landon
Chairman of the Board,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2007

/s/ Allan R. Landon	/s/ S. Haunani Apoliona
Allan R. Landon,	S. Haunani Apoliona, Director
Chairman of the Board,
Chief Executive Officer and President
/s/ Mary G. F. Bitterman	/s/ Michael J. Chun
Mary G. F. Bitterman, Director	Michael J. Chun, Director
/s/ Clinton R. Churchill	/s/ David A. Heenan
Clinton R. Churchill, Director	David A. Heenan, Director
/s/ Robert Huret	/s/ Kent T. Lucien
Robert Huret, Director	Kent T. Lucien, Director
/s/ Martin A. Stein	/s/ Donald M. Takaki
Martin A. Stein, Director	Donald M. Takaki, Director
/s/ Barbara J. Tanabe	/s/ Robert W. Wo, Jr.
Barbara J. Tanabe, Director	Robert W. Wo, Jr., Director
/s/ Richard C. Keene	/s/ Brian T. Stewart
Richard C. Keene,	Brian T. Stewart,
Chief Financial Officer	Principal Accounting Officer