Form 10-Q
period 2007-03-31
BANK OF HAWAII CORP
filed 2007-05-02
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

or

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

As of April 27, 2007, there were 49,563,042 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2007	2006
Interest Income
Interest and Fees on Loans and Leases	$110,298	$99,371
Income on Investment Securities
Trading	1,618	-
Available-for-Sale	30,961	30,835
Held-to-Maturity	4,052	4,757
Deposits	58	43
Funds Sold	1,058	125
Other	333	272
Total Interest Income	148,378	135,403
Interest Expense
Deposits	33,375	19,633
Securities Sold Under Agreements to Repurchase	11,886	7,890
Funds Purchased	923	1,893
Short-Term Borrowings	87	57
Long-Term Debt	3,970	3,728
Total Interest Expense	50,241	33,201
Net Interest Income	98,137	102,202
Provision for Credit Losses	2,631	2,761
Net Interest Income After Provision for Credit Losses	95,506	99,441
Noninterest Income
Trust and Asset Management	15,833	14,848
Mortgage Banking	3,371	2,987
Service Charges on Deposit Accounts	10,967	10,132
Fees, Exchange, and Other Service Charges	16,061	14,767
Investment Securities Gains, Net	16	-
Insurance	6,215	5,019
Other	8,497	4,819
Total Noninterest Income	60,960	52,572
Noninterest Expense
Salaries and Benefits	45,406	45,786
Net Occupancy	9,811	9,643
Net Equipment	4,787	5,028
Professional Fees	2,543	438
Other	19,576	19,923
Total Noninterest Expense	82,123	80,818
Income Before Provision for Income Taxes	74,343	71,195
Provision for Income Taxes	27,008	25,845
Net Income	$47,335	$45,350
Basic Earnings Per Share	$0.96	$0.89
Diluted Earnings Per Share	$0.94	$0.87
Dividends Declared Per Share	$0.41	$0.37
Basic Weighted Average Shares	49,427,810	50,813,676
Diluted Weighted Average Shares	50,263,296	52,135,386

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

	March 31,	December 31,	March 31,
(dollars in thousands)	2007	2006	2006
Assets
Interest-Bearing Deposits	$5,594	$4,990	$5,171
Funds Sold	97,000	50,000	328,000
Investment Securities
Trading	158,469	-	-
Available-for-Sale
Held in Portfolio	1,672,893	1,846,742	2,268,644
Pledged as Collateral	765,639	751,135	280,560
Held-to-Maturity (Fair Value of $340,636; $360,719; and $417,938)	349,663	371,344	433,021
Loans Held for Sale	19,238	11,942	22,754
Loans and Leases	6,507,152	6,623,167	6,246,125
Allowance for Loan and Lease Losses	(90,998)	(90,998)	(91,064)
Net Loans and Leases	6,416,154	6,532,169	6,155,061
Total Earning Assets	9,484,650	9,568,322	9,493,211
Cash and Noninterest-Bearing Deposits	365,517	398,342	422,436
Premises and Equipment	123,309	125,925	143,392
Customers’ Acceptances	839	1,230	729
Accrued Interest Receivable	49,477	49,284	44,149
Foreclosed Real Estate	462	407	358
Mortgage Servicing Rights	27,005	19,437	18,468
Goodwill	34,959	34,959	34,959
Other Assets	405,739	373,909	370,347
Total Assets	$10,491,957	$10,571,815	$10,528,049
Liabilities
Deposits
Noninterest-Bearing Demand	$1,973,631	$1,993,794	$2,377,355
Interest-Bearing Demand	1,618,615	1,642,375	1,674,294
Savings	2,648,495	2,690,846	2,716,572
Time	1,712,196	1,696,379	1,378,880
Total Deposits	7,952,937	8,023,394	8,147,101
Funds Purchased	72,400	60,140	55,930
Short-Term Borrowings	3,462	11,058	2,025
Securities Sold Under Agreements to Repurchase	1,050,393	1,047,824	957,166
Long-Term Debt	260,308	260,288	242,730
Banker’s Acceptances	839	1,230	729
Retirement Benefits Payable	48,363	48,309	71,708
Accrued Interest Payable	17,893	22,718	11,882
Taxes Payable and Deferred Taxes	293,326	277,202	273,088
Other Liabilities	81,005	100,232	84,612
Total Liabilities	9,780,926	9,852,395	9,846,971
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: March 2007 - 56,930,753 / 49,638,731; December 2006 - 56,848,609 / 49,777,654; and March 2006 - 56,858,558 / 50,970,829)	566	566	566
Capital Surplus	478,123	475,178	467,678
Accumulated Other Comprehensive Loss	(27,356)	(39,084)	(65,668)
Retained Earnings	620,034	630,660	565,702
Treasury Stock, at Cost (Shares: March 2007 - 7,292,022; December 2006 - 7,070,955; and March 2006 - 5,887,729)	(360,336)	(347,900)	(287,200)
Total Shareholders’ Equity	711,031	719,420	681,078
Total Liabilities and Shareholders’ Equity	$10,491,957	$10,571,815	$10,528,049

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accum.
				Other
				Compre-		Deferred		Compre-
		Common	Capital	hensive	Retained	Stock	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	Loss	Earnings	Grants	Stock	Income
Balance as of December 31, 2006	$719,420	$566	$475,178	$(39,084)	$630,660	$-	$(347,900)
Cumulative-Effect Adjustment of a Change in Accounting Principle, Net of Tax:
SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”	5,126	-	-	5,279	(153)	-	-
FSP No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”	(27,106)	-	-	-	(27,106)	-	-
FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”	(7,247)	-	-	-	(7,247)	-	-
Comprehensive Income:
Net Income	47,335	-	-	-	47,335	-	-	$47,335
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	6,241	-	-	6,241	-	-	-	6,241
Amortization of Prior Service Credit and Net Actuarial Loss	208	-	-	208	-	-	-	208
Total Comprehensive Income								$53,784
Common Stock Issued under Share-Based Compensation Plans and Related Tax Benefits (255,918 shares)	8,160	-	2,945	-	(3,044)	-	8,259
Common Stock Repurchased (394,247 shares)	(20,695)	-	-	-	-	-	(20,695)
Cash Dividends Paid	(20,411)	-	-	-	(20,411)	-	-
Balance as of March 31, 2007	$711,031	$566	$478,123	$(27,356)	$620,034	$-	$(360,336)

Balance as of December 31, 2005	$693,352	$565	$473,338	$(47,818)	$546,591	$(11,080)	$(268,244)
Comprehensive Income:
Net Income	45,350	-	-	-	45,350	-	-	$45,350
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(17,850)	-	-	(17,850)	-	-	-	(17,850)
Total Comprehensive Income								$27,500
Common Stock Issued under Share-Based Compensation Plans and Related Tax Benefits (393,036 shares)	16,014	1	(5,660)	-	(7,299)	11,080	17,892
Common Stock Repurchased (697,974 shares)	(36,848)	-	-	-	-	-	(36,848)
Cash Dividends Paid	(18,940)	-	-	-	(18,940)	-	-
Balance as of March 31, 2006	$681,078	$566	$467,678	$(65,668)	$565,702	$-	$(287,200)

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2007	2006
Operating Activities
Net Income	$47,335	$45,350
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	2,631	2,761
Depreciation and Amortization	3,695	4,317
Amortization of Deferred Loan and Lease Fees	(384)	(952)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	806	1,060
Change in Fair Value of Mortgage Servicing Rights	1,367	-
Investment Trading Gains	(1,574)	-
Share-Based Compensation	1,335	1,355
Deferred Income Taxes	(34,226)	3,359
Net Gain on Investment Securities	(16)	-
Proceeds from the Prepayment of Investment Securities Trading	7,285	-
Proceeds from Sales of Loans Held for Sale	72,793	80,948
Originations of Loans Held for Sale	(80,089)	(85,787)
Tax Benefits from Share-Based Compensation	(1,512)	(3,932)
Net Change in Other Assets and Liabilities	(11,244)	(6,314)
Net Cash Provided by Operating Activities	8,202	42,165

Investing Activities
Proceeds from the Prepayment and Maturity of Investment Securities Available-for-Sale	157,784	100,326
Purchases of Investment Securities Available-for-Sale	(145,196)	(139,998)
Proceeds from the Prepayment and Maturity of Investment Securities Held-to-Maturity	21,485	20,956
Net Decrease (Increase) in Loans and Leases	71,049	(79,450)
Premises and Equipment, Net	(1,079)	(13,796)
Net Cash Provided by (Used In) Investing Activities	104,043	(111,962)

Financing Activities
Net (Decrease) Increase in Deposits	(70,457)	239,633
Net Increase in Short-Term Borrowings	7,233	128,184
Tax Benefits from Share-Based Compensation	1,512	3,932
Proceeds from Issuance of Common Stock	5,352	10,725
Repurchase of Common Stock	(20,695)	(36,848)
Cash Dividends Paid	(20,411)	(18,940)
Net Cash (Used In) Provided by Financing Activities	(97,466)	326,686

Net Increase in Cash and Cash Equivalents	14,779	256,889
Cash and Cash Equivalents at Beginning of Period	453,332	498,718
Cash and Cash Equivalents at End of Period	$468,111	$755,607
Supplemental Information
Cash paid for:
Interest	$55,066	$32,229
Income taxes	3,489	4,364
Non-cash investing and financing activities:
Transfers from investment securities — available-for-sale to trading	164,180	-
Transfers from loans to foreclosed real estate	462	359

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Hybrid Financial Instruments

Effective January 1, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 permits, but does not require, fair value accounting for hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Concurrently, the Company adopted the provisions of SFAS No. 133, Implementation Issue No. B40, “Embedded Derivatives:  Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets.”  In Implementation Issue No. B40, the Financial Accounting Standards Board (the “FASB”) concluded that a securitized interest in prepayable financial assets would not be subject to the bifurcation requirements of SFAS No. 155, provided that the securitized interest met certain criteria.  The adoption of SFAS No. 155 and SFAS No. 133, Implementation Issue No. B40 did not have a material impact on the Company’s statements of income and condition.

Mortgage Servicing Rights

Effective January 1, 2007, the Company adopted the provisions of SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.”  SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable.  In adopting the provisions of SFAS No. 156, the Company recorded an increase in the value of mortgage servicing rights of $8.0 million and a net of tax increase in retained earnings of $5.1 million.  Also, as permitted by SFAS No. 156, the Company reclassified investment securities with a carrying value of $164.2 million from the available-for-sale portfolio to the trading portfolio.  Concurrently, the Company reclassified unrealized losses of $5.3 million, net of tax, previously recorded as a component of accumulated other comprehensive loss, to retained earnings.  The net after-tax cumulative-effect adjustment to adopt the provisions of SFAS No. 156 was to reduce retained earnings by $0.2 million as of January 1, 2007.  The Company also adopted the fair value measurement provisions of SFAS No. 156 in subsequent re-measurements of the mortgage servicing rights.

For the three months ended March 31, 2007, the Company’s entire trading portfolio, comprised of mortgage-backed securities, was used to offset changes in the fair value of the mortgage servicing rights.  These trading securities are carried at fair value on the Company’s statement of condition, with realized and unrealized gains and losses recorded as a component of mortgage banking income in the statement of income.

Leveraged Leases

Effective January 1, 2007, the Company adopted the provisions of FASB Staff Position (“FSP”) No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which amends SFAS No. 13, “Accounting for Leases.”  Under the provisions of FSP No. 13-2, a material revision in the timing of expected cash flows of a leveraged lease requires a recalculation of the original lease assumptions.  During the years 1998 through 2002, the Company entered into one leveraged lease transaction known as a Lease In/Lease Out transaction and five Sale In/Lease Out transactions that are currently under various stages of review by the Internal Revenue Service (the “IRS”).  Management expects that the outcome of these reviews will change the expected timing of cash flows from these leases.  In adopting the provisions of FSP No. 13-2, the Company recorded an after-tax cumulative-effect adjustment to reduce retained earnings by $27.1 million.  This adjustment represents a $42.7 million reduction of the carrying value of lease financing balances and a reduction of deferred income taxes of $15.6 million.  Subsequent changes in the assumption of expected cash flows that results in a material change in the net investment of a leveraged lease will be recorded as a gain or loss in the period in which the assumption is changed.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  In evaluating a tax position for recognition, the Company judgmentally evaluates whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate resolution.  In adopting the provisions of FIN 48, the Company recorded an after-tax cumulative-effect adjustment to reduce retained earnings by $7.2 million.

Future Application of Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for the Company on January 1, 2008.  SFAS No. 157 established a framework for measuring fair value, while expanding fair value measurement disclosures.  SFAS No. 157 established a fair value hierarchy that distinguishes between valuations obtained from sources independent of the Company and those from the Company’s own unobservable inputs that are not corroborated by observable market data.  SFAS No. 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, and the effect of the measurements on earnings for the period.  Management is currently evaluating the effect that the provisions of SFAS No. 157 will have on the Company’s statements of income and condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which is effective for the Company on January 1, 2008.  SFAS No. 159 provides entities with an option to report selected financial assets and financial liabilities at fair value, with the objective of reducing both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Management is currently evaluating the effect that the provisions of SFAS No. 159 will have on the Company’s statements of income and condition.

Note 2.  Mortgage Banking

For the three months ended March 31, 2007 and 2006, the Company’s mortgage banking income was comprised of the following:

Mortgage Banking Income (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2007	2006
Servicing Income	$1,570	$1,586
Gains on the Sale of Residential Mortgage Loans	1,029	1,351
Change in Fair Value of Mortgage Servicing Rights	(1,367)	-
Investment Trading Gains	1,574	-
Mortgage Loan Fees	548	535
Gains on Derivative Financial Instruments	22	110
Amortization of Mortgage Servicing Rights	-	(481)
Other	(5)	(114)
Total Mortgage Banking Income	$3,371	$2,987

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.5 billion as of March 31, 2007 and 2006.  The Company’s mortgage servicing activities includes collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of the borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  The Company’s residential mortgage loan servicing portfolio is comprised primarily of fixed rate loans concentrated in Hawaii.

Mortgage servicing rights are recognized as assets when mortgage loans are sold and the rights to service those loans are retained.  As of December 31, 2006, the Company recorded its mortgage servicing rights at their relative fair values on the date the loans were sold and were carried at the lower of the initial recorded value, adjusted for amortization, or fair value.  As of January 1, 2007, the Company adopted the provisions of SFAS No. 156 which requires all separately recognized servicing assets to be initially measured at fair value, if practicable.  As of January 1, 2007, the Company identified its entire balance in mortgage servicing rights as one class of servicing assets for this measurement.  The changes in the value of the Company’s mortgage servicing rights for the three months ended March 31, 2007 were as follows:

Mortgage Servicing Rights (Unaudited)

(dollars in thousands)	Three Months Ended March 31, 2007
Balance as of December 31, 2006	$19,437
Cumulative-Effect of a Change in Accounting Principle	8,007
Balance as of January 1, 2007	$27,444
Origination of Mortgage Servicing Rights	928
Changes in Fair Value:
Due to Change in Valuation Assumptions[1]	(574)
Other Changes in Fair Value[2]	(793)
Balance as of March 31, 2007	$27,005

1  Principally reflects changes in discount rates and loan repayment rate assumptions, mostly as a result of changes in interest rates.

2 Represents changes due to the realization of expected cash flows over time.

The Company estimates the fair value of its mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income.  The model uses factors such as loan repayment rates, costs to service, ancillary income, impound account balances, and interest rate assumptions in its calculations.  Risks inherent in the valuation of mortgage servicing rights include changes in interest rates, higher than expected loan repayment rates, and the delayed receipt of cash flows, among other factors.  The key assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of March 31, 2007 were as follows:

(Unaudited)	As of March 31, 2007
Weighted-Average Constant Prepayment Rate[1]	12.12%
Weighted-Average Life (in years)	5.73
Weighted-Average Note Rate	5.81%
Weighted-Average Discount Rate	8.57%

1  Represents annualized loan repayment rate assumption.

The fair value of the Company’s mortgage servicing rights is sensitive to changes in interest rates and their effect on loan repayment rates.  In a declining interest rate environment, the fair value of mortgage servicing rights decreases while the fair value of the Company’s risk management instruments generally increases.  For the three months ended March 31, 2007, the Company used mortgage-backed securities in its trading portfolio to manage the change in fair value of the mortgage servicing rights.  Changes in the fair value of the mortgage servicing rights as well as changes in the fair value of the trading portfolio are recorded in mortgage banking income.  For the three months ended March 31, 2007, the Company recorded investment trading gains of $1.6 million from its risk management instruments to offset the $1.4 million decline in value of its mortgage servicing rights over this same period.  For the three months ended March 31, 2007, there were no realized investment trading gains or losses.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in the constant prepayment rate and the discount rate is presented in the following table.

Sensitivity Analysis (Unaudited)

As of
(dollars in thousands)	March 31, 2007
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(1,024)
Decrease in fair value from 50 bps adverse change	(2,635)
Discount Rate
Decrease in fair value from 25 bps adverse change	(244)
Decrease in fair value from 50 bps adverse change	(495)

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

Note 3.  Pension Plans and Postretirement Benefit Plan

The components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan for the three months ended March 31, 2007 and 2006 are presented in the following table:

Pension Plans and Postretirement Benefit Plan (Unaudited)

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(dollars in thousands)	2007	2006	2007	2006
Service Cost	$-	$-	$155	$290
Interest Cost	1,223	1,170	395	480
Expected Return on Plan Assets	(1,373)	(1,261)	-	-
Amortization of Unrecognized Net Transition Obligation	-	-	-	147
Prior Service Credit	-	-	(50)	-
Recognized Net Actuarial Loss (Gain)	450	469	(75)	(36)
Total Net Periodic Benefit Cost	$300	$378	$425	$881

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the statements of income.  There were no significant changes from the previously reported $7.7 million that the Company expects to contribute to the pension plans and the $1.3 million that it expects to contribute to the postretirement benefit plan for the year ending December 31, 2007.  For the three months ended March 31, 2007, the Company has contributed $129,000 to its pension plans and $217,000 to its postretirement benefit plan.

Note 4.  Income Taxes

The following is a reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
(Unaudited)	2007	2006
Statutory Federal Income Tax Rate	35.00%	35.00%
Increase (Decrease) in Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	3.83	1.86
Foreign Tax Credits	(1.43)	-
Low Income Housing Investments	(0.17)	(0.19)
Bank-Owned Life Insurance	(0.85)	(0.71)
Leveraged Leases	0.14	0.50
Other	(0.19)	(0.16)
Effective Tax Rate	36.33%	36.30%

Income earned by the Company is subject to U.S. Federal taxation and to state and territorial taxation in Hawaii and Guam.  Small amounts of income are subject to taxation by other states and territories as well as some foreign countries.  With immaterial exceptions, the Company has resolved the issues raised during the income tax examinations by taxing authorities for years prior to 1998.  The Company is currently appealing two issues raised by the IRS in the examination of tax returns filed for 1998 through 2002.  The Company’s appeals are related to one leveraged lease transaction known as a Lease In/Lease Out transaction and five Sale In/Lease Out transactions.  The IRS is currently in the process of examining tax returns filed for 2003 and 2004.  The State of Hawaii is currently in the process of examining the years 2002 through 2004.

On January 1, 2007, the Company adopted FIN 48 to clarify accounting for uncertainty in recognizing income tax.  FIN 48 requires the Company to record a liability, referred to as an unrecognized tax benefit (“UTB”), for the entire benefit when it believes a position taken in a past or future tax return has a less than 50% chance of being accepted by the taxing or adjudicating authority.  If the Company determines the likelihood of a position being accepted is greater than 50%, but less than 100%, the Company records a UTB for the amount it believes will not be accepted by the taxing authority.  Prior to adopting FIN 48, the Company had effectively recorded, in various other accounts, the equivalent of UTBs of $116.4 million.  The adoption of FIN 48 resulted in an increase in the UTB to $130.6 million, of which $7.2 million was recorded as an adjustment of retained earnings, largely due to interest that could be payable.  Of the $130.6 million UTB, $29.3 million, if reversed, would have an impact on the Company’s effective tax rate.  As of March 31, 2007, there were no material changes in the Company’s liability for UTBs.  With respect to the Company’s appeals of its leveraged lease transactions, it is reasonably possible that the amount of the liability for UTBs may decrease if facts and circumstances related to the appeals change within the next twelve months.  However, management is currently not able to estimate a range of possible change in the amount of the liability for UTBs recorded as of March 31, 2007.

The Company recognizes interest and penalties, if any, accrued related to the liability for UTBs in the provision for income taxes.  To the extent interest and penalties are ultimately not assessed, amounts accrued as part of the liability for UTBs would be adjusted in the Company’s provision for income taxes.  As of January 1, 2007, after recording the cumulative-effect adjustment, the Company had accrued $21.7 million for the payment of possible interest and penalties.  For the three months ended March 31, 2007, the Company recorded $0.6 million in interest in the Company’s provision for income taxes.  As of March 31, 2007, the Company had a liability for UTBs of $22.3 million primarily related to the payment of interest and to a significantly lesser extent penalties.

Note 5.  Business Segments

The Company’s business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury.  The Company’s internal management accounting process measures the performance of the business segments based on the management structure of the Company.  This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the provision for credit losses, and capital.  This process is dynamic in nature and requires certain allocations based on judgment and other subjective factors.  Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to GAAP.  Previously reported results have been reclassified to conform to the current organizational reporting structure.

Selected financial information for each segment is presented below as of and for the three months ended March 31, 2007 and 2006.

Business Segment Selected Financial Information (Unaudited)

	Retail	Commercial	Investment		Consolidated
(dollars in thousands)	Banking	Banking	Services	Treasury	Total
Three Months Ended March 31, 2007
Net Interest Income	$58,870	$33,787	$4,440	$1,040	$98,137
Provision for Credit Losses	3,332	(689)	-	(12)	2,631
Net Interest Income After Provision for Credit Losses	55,538	34,476	4,440	1,052	95,506
Noninterest Income	26,690	11,640	19,402	3,228	60,960
Noninterest Expense	(42,958)	(20,545)	(16,434)	(2,186)	(82,123)
Income Before Provision for Income Taxes	39,270	25,571	7,408	2,094	74,343
Provision for Income Taxes	(14,530)	(9,209)	(2,741)	(528)	(27,008)
Allocated Net Income	$24,740	$16,362	$4,667	$1,566	$47,335
Total Assets as of March 31, 2007	$3,947,884	$2,676,379	$224,734	$3,642,960	$10,491,957

Three Months Ended March 31, 2006
Net Interest Income	$57,690	$33,742	$4,405	$6,365	$102,202
Provision for Credit Losses	2,494	421	-	(154)	2,761
Net Interest Income After Provision for Credit Losses	55,196	33,321	4,405	6,519	99,441
Noninterest Income	24,115	8,408	17,746	2,303	52,572
Noninterest Expense	(41,960)	(20,104)	(16,942)	(1,812)	(80,818)
Income Before Provision for Income Taxes	37,351	21,625	5,209	7,010	71,195
Provision for Income Taxes	(13,819)	(7,948)	(1,927)	(2,151)	(25,845)
Allocated Net Income	$23,532	$13,677	$3,282	$4,859	$45,350
Total Assets as of March 31, 2006	$3,879,333	$2,527,387	$200,199	$3,921,130	$10,528,049

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain, and other statements made by the Company in connection with this report may contain, forward-looking statements concerning, among other things, the Company’s business outlook, the economic and business environment in the Company’s service areas and elsewhere, credit quality and other financial and business matters in future periods.  The Company’s forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected for a variety of reasons, including, but not limited to: 1) general economic conditions are less favorable than expected; 2) competitive pressure among financial services and products; 3) the impact of legislation and the regulatory environment; 4) fiscal and monetary policies of the markets in which the Company serves; 5) changes in accounting standards; 6) changes in tax laws or regulations or the interpretation of such laws and regulations; 7) changes in the Company’s credit quality or risk profile that may increase or decrease the required level of reserve for credit losses; 8) changes in market interest rates that may affect the Company’s credit markets and ability to maintain its net interest margin; 9) unpredictable costs and other consequences of legal, tax, or regulatory matters; 10) changes to the amount and timing of proposed common stock repurchases; and 11) geopolitical risk, military or terrorist activity, natural disaster, adverse weather, public health and other conditions impacting the Company and its customers’ operations.  For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, refer to the section entitled “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and subsequent periodic and current reports, filed with the U.S. Securities and Exchange Commission.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements.  The Company does not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

Overview

2007+ Plan

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

The Company’s 2007+ Plan is based on moderate growth in revenues and consistent positive operating leverage.  Performance objectives include an annual return on assets above 1.7%, return on equity above 25%, and an efficiency ratio approaching 50%, and is based on a stable economy and a return to a more traditional interest rate environment.  The Company’s 2007+ Plan will be reevaluated periodically and updated as market events dictate.

Earnings Summary

The Company began 2007 with strong financial performance for the three months ended March 31, 2007.  The Company had strong growth in noninterest income while maintaining discipline in increases to noninterest expense.  These positive factors offset the continued compression on net interest margin the Company has experienced as a result of the inverted to flat yield curve during 2006 and into the first quarter of 2007.  Overall credit quality of the Company remains stable and the Hawaii economy remains strong.

The Company’s net income for the three months ended March 31, 2007 was $47.3 million or $0.94 per diluted share compared to net income for the three months ended March 31, 2006 of $45.4 million or $0.87 per diluted share.

The Company’s return on average assets was 1.83% and 1.82% for the three months ended March 31, 2007 and 2006, respectively.  The Company’s return on average shareholders’ equity was 27.00% and 26.13% for the three months ended March 31, 2007 and 2006, respectively.

The Company’s efficiency ratio was 51.62% and 52.22% for the three months ended March 31, 2007 and 2006, respectively.   The Company maintained positive operating leverage for the three months ended March 31, 2007.  Operating leverage, which is defined as the change in income before the provision for credit losses and the provision for income taxes, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was 4.08%.

The improvement in the Company’s performance ratios was due to growth in total revenues, consisting of net interest income and noninterest income, despite a challenging interest rate environment.  Total revenues were $159.1 million and $154.8 million for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007 and 2006, the ratio of the allowance for loan and lease losses to loans and leases outstanding was 1.40% and 1.46%, respectively.  The Company’s non-performing assets decreased slightly from $5.9 million as of March 31, 2006 to $5.8 million as of March 31, 2007.

As of March 31, 2007 and 2006, the Company’s leverage ratio was 6.80% and 7.19%, respectively.  The lower leverage ratio as of March 31, 2007 was primarily due to the adoption of three new accounting pronouncements on January 1, 2007.

Recent Accounting Changes

The Company adopted the following accounting pronouncements on January 1, 2007:

•                  The provisions of SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140,” were adopted by the Company on January 1, 2007.  The adoption of SFAS No. 156 had the effect of increasing mortgage servicing rights and retained earnings by $8.0 million and $5.1 million, respectively, as of January 1, 2007.  Also, as permitted by SFAS No. 156, the Company reclassified investment securities with a carrying value of $164.2 million from the available-for-sale portfolio to the trading portfolio.  Concurrently, the Company reclassified unrealized losses of $5.3 million, net of tax, previously recorded as a component of accumulated other comprehensive loss, to retained earnings.  The net after-tax cumulative-effect adjustment to adopt the provisions of SFAS No. 156 was to reduce retained earnings by $0.2 million as of January 1, 2007.

•                  The provisions of FASB Staff Position (“FSP”) No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” were adopted by the Company on January 1, 2007.  The adoption of FSP No. 13-2 had the effect of reducing lease financing balances and retained earnings by $42.7 million and $27.1 million, respectively, as of January 1, 2007.

•                  The provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” were adopted by the Company on January 1, 2007.  The adoption of FIN 48 had the effect of increasing deferred tax liabilities and reducing retained earnings by $7.2 million as of January 1, 2007.

Note 1 to the Consolidated Financial Statements (Unaudited) provides additional information on the adoption of these recently issued accounting pronouncements as well as the future application of accounting pronouncements.  Note 1 to the Consolidated Financial Statements (Unaudited) is incorporated herein by reference.

Table 1 presents the Company’s financial highlights and performance ratios as of and for the three months ended March 31, 2007 and 2006.

Financial Highlights (Unaudited)	Table 1

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2007	2006
For the Period:
Net Interest Income	$98,137	$102,202
Net Income	47,335	45,350
Basic Earnings Per Share	0.96	0.89
Diluted Earnings Per Share	0.94	0.87
Dividends Declared Per Share	0.41	0.37

Net Income to Average Total Assets	1.83%	1.82%
Net Income to Average Shareholders’ Equity	27.00	26.13
Net Interest Margin[1]	4.07	4.41
Operating Leverage[2]		4.08
Efficiency Ratio[3]	51.62	52.22

Average Assets	$10,481,773	$10,091,665
Average Loans and Leases	6,561,848	6,181,732
Average Deposits	7,921,463	7,742,623
Average Shareholders’ Equity	711,118	703,856
Average Shareholders’ Equity to Average Assets	6.78%	6.97%

Market Price Per Share of Common Stock:
Closing	$53.03	$53.31
High	54.81	55.15
Low	50.11	51.40

	March 31,
	2007	2006
As of Period End:
Net Loans and Leases	$6,416,154	$6,155,061
Total Assets	10,491,957	10,528,049
Total Deposits	7,952,937	8,147,101
Long-Term Debt	260,308	242,730
Total Shareholders’ Equity	711,031	681,078

Allowance to Loans and Leases Outstanding	1.40%	1.46%
Dividend Payout Ratio[4]	42.71	41.57
Leverage Ratio	6.80	7.19

Book Value Per Common Share	$14.32	$13.36

Full-Time Equivalent Employees	2,578	2,561
Branches and Offices	84	85

1  The net interest margin is defined as net interest income, on a fully-taxable equivalent basis, as a percentage of average earning assets.

2  The operating leverage is defined as the percentage change in income before provision for credit losses and provision for income taxes and is presented in the quarter over which the percentage is calculated.

3  The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

4  Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

Analysis of Statements of Income

Net Interest Income

Net interest income, on a taxable equivalent basis, decreased by $4.0 million or 4% from the three months ended March 31, 2006 compared to the three months ended March 31, 2007.  The decrease in net interest income, on a taxable equivalent basis, was primarily due to increased funding costs.  Rates paid on demand, savings, and time deposit accounts increased from the three months ended March 31, 2006 compared to the three months ended March 31, 2007, reflecting a general rise in interest rates over this period.  Average balances in the Company’s demand and savings categories have decreased from the three months ended March 31, 2006 compared to the three months ended March 31, 2007 as customers have shifted balances to higher rate time deposit accounts and into off-balance sheet managed cash accounts.  Also contributing to the Company’s higher funding costs were increased levels of securities sold under agreements to repurchase, utilized to fund growth in loans and leases.  The Company also adopted the provisions of FSP No. 13-2, which had the effect of reducing average lease financing balances by $42.7 million and reducing interest income by $0.7 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  Partially offsetting the increase in the Company’s funding costs and lower average balances in lease financing was an increase in the Company’s average loans and leases and an increase in yields on loans and leases and investment securities.  Like many other financial institutions, the Company’s net interest income was negatively impacted by the yield curve which was flat or inverted throughout 2006 and into the first quarter of 2007.

The Company’s net interest margin decreased by 34 basis points from the three months ended March 31, 2006 compared to the three months ended March 31, 2007.  The decrease in the Company’s net interest margin was primarily rate driven.  Rates paid on interest-bearing deposits increased by 88 basis points from the three months ended March 31, 2006 compared to the three months ended March 31, 2007.  Over this same period of time, yields on loans and leases increased by 30 basis points.  The net interest margin compression being experienced by the Company is a result of the prolonged effects of the flat or inverted yield curve has had on the Company’s mix of funding sources and related rates paid.

Average loans and leases increased by $380.1 million or 6% from the three months ended March 31, 2006 compared to the three months ended March 31, 2007, with growth in substantially all loan categories.  Average balances in investment securities decreased by $57.0 million or 2% from the three months ended March 31, 2006 compared to the three months ended March 31, 2007; however, yields increased by 29 basis points in the Company’s available-for-sale portfolio and by 20 basis points in the Company’s held-to-maturity portfolio, reflecting a rise in interest rates over this period.

Average interest-bearing liabilities increased $470.9 million or 7% from the three months ended March 31, 2006 compared to the three months ended March 31, 2007, primarily due to a $422.4 million increase in average time deposits and a $297.7 million increase in average securities sold under agreements to repurchase.  Although average deposits increased by $178.9 million or 2%, there was significant movement in balances within the Company’s deposit products.  Average noninterest-bearing and interest-bearing demand and savings balances collectively decreased by $243.5 million from the three months ended March 31, 2006 compared to the three months ended March 31, 2007.  Over this same period, average time deposits increased by $422.4 million as customers sought higher rate deposit products.  Customers also utilized their off-balance sheet managed cash accounts as a means of obtaining higher rates.  Securities sold under agreements to repurchase increased by $297.7 million or 39% from the three months ended March 31, 2006 compared to the three months ended March 31, 2007.  The Company’s average long-term debt balances increased modestly by $17.6 million or 7% from the three months ended March 31, 2006 compared to the three months ended March 31, 2007.

Average balances, related income and expenses, and resulting yields and rates are presented in Table 2, on a taxable equivalent basis, for the three months ended March 31, 2007 and 2006.  An analysis of the change in net interest income, on a taxable equivalent basis, from the three months ended March 31, 2006 to the three months ended March 31, 2007, is presented in Table 3.

Consolidated Average Balances and Interest Rates - Taxable Equivalent Basis (Unaudited)	Table 2

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006[1]
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$4.7	$0.1	4.99%	$5.3	$—	3.30%
Funds Sold	81.2	1.1	5.28	11.0	0.1	4.61
Investment Securities
Trading	161.9	1.6	4.00	—	—	—
Available-for-Sale	2,453.2	31.2	5.08	2,589.4	31.0	4.79
Held-to-Maturity	361.0	4.0	4.49	443.7	4.8	4.29
Loans Held for Sale	7.3	0.1	6.17	12.0	0.2	6.04
Loans and Leases[2]
Commercial and Industrial	1,076.0	19.8	7.45	932.3	16.2	7.05
Construction	245.7	4.8	7.97	142.6	2.8	8.03
Commercial Mortgage	616.5	10.3	6.78	571.9	9.2	6.50
Residential Mortgage	2,496.3	38.2	6.12	2,422.5	35.4	5.85
Other Revolving Credit and Installment	702.5	15.9	9.19	725.7	15.9	8.89
Home Equity	942.2	17.7	7.62	894.2	15.5	7.00
Lease Financing	482.6	3.5	2.90	492.5	4.2	3.42
Total Loans and Leases	6,561.8	110.2	6.77	6,181.7	99.2	6.47
Other	79.4	0.3	1.68	79.4	0.3	1.37
Total Earning Assets[3]	9,710.5	148.6	6.16	9,322.5	135.6	5.85
Cash and Noninterest-Bearing Deposits	310.5			331.8
Other Assets	460.7			437.4
Total Assets	$10,481.7			$10,091.7

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,602.4	4.3	1.08	$1,654.7	3.3	0.82
Savings	2,640.0	12.5	1.91	2,756.2	7.2	1.06
Time	1,732.1	16.6	3.90	1,309.7	9.1	2.82
Total Interest-Bearing Deposits	5,974.5	33.4	2.27	5,720.6	19.6	1.39
Short-Term Borrowings	79.7	1.0	5.14	178.0	2.0	4.44
Securities Sold Under Agreements to Repurchase	1,069.7	11.9	4.47	772.0	7.9	4.13
Long-Term Debt	260.3	3.9	6.12	242.7	3.7	6.16
Total Interest-Bearing Liabilities	7,384.2	50.2	2.75	6,913.3	33.2	1.94
Net Interest Income		$98.4			$102.4
Interest Rate Spread			3.41%			3.91%
Net Interest Margin			4.07%			4.41%
Noninterest-Bearing Demand Deposits	1,947.0			2,022.0
Other Liabilities	439.4			452.5
Shareholders’ Equity	711.1			703.9
Total Liabilities and Shareholders’ Equity	$10,481.7			$10,091.7

1  Certain prior period information has been reclassified to conform to current presentation.

2  Non-performing loans and leases are included in the respective average loan and lease balances.  Income, if any, on such loans and leases is recognized on a cash basis.

3  Interest income includes a taxable-equivalent basis adjustment, based upon a federal statutory tax rate of 35%, of $213,000 and $162,000 for the three months ended March 31, 2007 and 2006, respectively.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis (Unaudited)	Table 3

	Three Months Ended
	March 31, 2007 compared to March 31, 2006
(dollars in millions)	Volume[1]	Rate[1]	Total
Change in Interest Income:
Interest-Bearing Deposits	$-	$0.1	$0.1
Funds Sold	0.9	0.1	1.0
Investment Securities
Trading	1.6	-	1.6
Available-for-Sale	(1.6)	1.8	0.2
Held-to-Maturity	(1.0)	0.2	(0.8)
Loans Held for Sale	(0.1)	-	(0.1)
Loans and Leases
Commercial and Industrial	2.6	1.0	3.6
Construction	2.0	-	2.0
Commercial Mortgage	0.7	0.4	1.1
Residential Mortgage	1.2	1.6	2.8
Other Revolving Credit and Installment	(0.5)	0.5	-
Home Equity	0.9	1.3	2.2
Lease Financing	(0.1)	(0.6)	(0.7)
Total Loans and Leases	6.8	4.2	11.0
Total Change in Interest Income	6.6	6.4	13.0

Change in Interest Expense:
Interest-Bearing Deposits
Demand	(0.1)	1.1	1.0
Savings	(0.3)	5.6	5.3
Time	3.4	4.1	7.5
Total Interest-Bearing Deposits	3.0	10.8	13.8
Short-Term Borrowings	(1.2)	0.2	(1.0)
Securities Sold Under Agreements to Repurchase	3.3	0.7	4.0
Long-Term Debt	0.3	(0.1)	0.2
Total Change in Interest Expense	5.4	11.6	17.0

Change in Net Interest Income	$1.2	$(5.2)	$(4.0)

1  The changes for each category of interest income and expense are allocated between the portion of changes attributable to the variance in volume and rate for that category.

Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects management’s judgment of the expense or benefit necessary to establish the appropriate amount of the allowance for loan and lease losses (the “Allowance”).  The Provision is determined through detailed analyses of the Company’s loan and lease portfolio.  For the three months ended March 31, 2007 and 2006, the Company recorded a Provision of $2.6 million and $2.8 million, respectively.  The Provision in 2007 and 2006 was recorded by the Company in order to maintain the Allowance at levels considered adequate to cover credit losses inherent in the lending process.  For further discussion on the Allowance, see the “Corporate Risk Profile — Reserve for Credit Losses” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Noninterest Income

Noninterest income increased by $8.4 million or 16% from the three months ended March 31, 2006 to the three months ended March 31, 2007, with growth in all categories.

Trust and asset management income increased by $1.0 million or 7% from the three months ended March 31, 2006 to the three months ended March 31, 2007.  The increase in trust and management income was primarily due to a $0.5 million increase in management fees and a $0.3 million increase in agency fees.  These fees are closely correlated with the market value of the assets under administration by the Company.  Total trust assets under administration were $13.0 billion and $12.7 billion as of March 31, 2007 and 2006, respectively.

Mortgage banking income increased by $0.4 million or 13% from the three months ended March 31, 2006 to the three months ended March 31, 2007.  The increase in mortgage banking income was primarily due to a $0.5 million decrease in the amortization of mortgage servicing rights as a result of the Company’s adoption of SFAS No. 156.  By adopting the fair value measurement provisions of SFAS No. 156, effective January 1, 2007, the Company recorded no amortization of mortgage servicing rights for the three months ended March 31, 2007.  Also contributing to the increase in mortgage banking income was $1.6 million in investment trading gains, partially offset by a $1.4 million decline in the value of the Company’s mortgage servicing rights.  Gains on the sale of residential mortgage loans also decreased by $0.3 million as a result of lower levels of loans sold in the secondary market for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  Note 2 to the Consolidated Financial Statements (Unaudited) provides additional information on the Company’s mortgage banking income and is incorporated herein by reference.

Service charges on deposit accounts increased by $0.8 million or 8% from the three months ended March 31, 2006 to the three months ended March 31, 2007.  The increase was primarily due to higher overdraft fees resulting from an increase in the number of transactional deposit accounts.  The increase was partially offset by lower account analysis fees on analyzed business checking accounts.

Fees, exchange, and other service charges increased by $1.3 million or 9% from the three months ended March 31, 2006 to the three months ended March 31, 2007.  The increase was primarily due to a $0.7 million increase in interchange income as a result of increased transactional volume from new and existing debit cardholders and a $0.3 million increase in credit card fees.

Insurance income increased by $1.2 million or 24% from the three months ended March 31, 2006 to the three months ended March 31, 2007.  The increase was due to a $0.9 million increase in commission and brokerage income and a $0.3 million increase in life and annuity product income due to higher volume.

Other noninterest income increased by $3.7 million or 76% from the three months ended March 31, 2006 to the three months ended March 31, 2007.  The increase was primarily due to a $2.2 million gain on sale of leased equipment in the three months ended March 31, 2007.

Noninterest Expense

Noninterest expense increased by $1.3 million or 2% from the three months ended March 31, 2006 to the three months ended March 31, 2007.

Table 4 presents the components of salaries and benefits expense for the three months ended March 31, 2007 and 2006.

Salaries and Benefits (Unaudited)	Table 4

	Three Months Ended
	March 31,
(dollars in thousands)	2007	2006
Salaries	$28,124	$26,724
Incentive Compensation	3,619	4,321
Share-Based Compensation	1,227	1,481
Commission Expense	1,993	1,922
Retirement and Other Benefits	3,769	5,235
Payroll Taxes	3,522	3,385
Medical, Dental, and Life Insurance	2,238	2,161
Separation Expense	914	557
Total Salaries and Benefits	$45,406	$45,786

Salaries and benefits expense decreased by $0.4 million or 1% from the three months ended March 31, 2006 to the three months ended March 31, 2007.  The decrease was primarily due to a $1.5 million decrease in retirement and other benefits expense and a $0.7 million decrease in incentive compensation.  This was partially offset by a $1.1 million increase in base salaries and a $0.4 million increase in separation expense.

Net equipment expense decreased by $0.2 million or 5% from the three months ended March 31, 2006 to the three months ended March 31, 2007 primarily due to a decrease in depreciation expense.  This decrease was partially offset by an increase in software licensing fees and maintenance.

Professional fees increased by $2.1 million from the three months ended March 31, 2006 to the three months ended March 31, 2007.  The increase in professional fees was primarily due to a recovery of legal fees recorded in the three months ended March 31, 2006.

Provision for Income Taxes

The Company recorded a provision for income taxes of $27.0 million and $25.8 million for the three months ended March 31, 2007 and 2006, respectively.  The Company’s effective tax rate was 36.33% and 36.30% for the three months ended March 31, 2007 and 2006, respectively.  Note 4 to the Consolidated Financial Statements (Unaudited) provides an effective tax rate reconciliation for the three months ended March 31, 2007 and 2006 and is incorporated herein by reference.

Analysis of Statements of Condition

Investment Securities

Table 5 presents the amortized cost and approximate fair value of the Company’s available-for-sale and held-to-maturity investment securities as of March 31, 2007, December 31, 2006, and March 31, 2006.

Investment Securities (Unaudited)	Table 5

	Amortized	Fair
(dollars in thousands)	Cost	Value
March 31, 2007
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$4,039	$4,017
Debt Securities Issued by States and Political Subdivisions	47,152	47,116
Debt Securities Issued by U.S. Government-Sponsored Enterprises	325,239	324,789
Mortgage-Backed Securities	1,775,635	1,755,806
Other Debt Securities	311,420	306,804
Total	$2,463,485	$2,438,532

Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$30	$31
Mortgage-Backed Securities	349,633	340,605
Total	$349,663	$340,636

December 31, 2006
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$19,036	$18,940
Debt Securities Issued by States and Political Subdivisions	38,833	38,780
Debt Securities Issued by U.S. Government-Sponsored Enterprises	258,938	257,896
Mortgage-Backed Securities	1,990,893	1,955,144
Other Debt Securities	333,131	327,117
Total	$2,640,831	$2,597,877

Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$30	$31
Mortgage-Backed Securities	371,314	360,688
Total	$371,344	$360,719

March 31, 2006
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$4,456	$4,402
Debt Securities Issued by States and Political Subdivisions	33,204	32,606
Debt Securities Issued by U.S. Government-Sponsored Enterprises	111,433	110,231
Mortgage-Backed Securities	2,137,303	2,078,527
Other Debt Securities	333,309	323,438
Total	$2,619,705	$2,549,204

Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$70	$72
Mortgage-Backed Securities	432,951	417,866
Total	$433,021	$417,938

The carrying value of the Company’s investment securities were approximately $2.9 billion as of March 31, 2007, and $3.0 billion as of December 31, 2006 and March 31, 2006.  Investment securities with a carrying value of $1.8 billion as of March 31, 2007, $2.0 billion as of December 31, 2006, and $1.7 billion as of March 31, 2006, which approximates fair value, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

In connection with the Company’s adoption of SFAS No. 156 on January 1, 2007, investment securities with a carrying value of $164.2 million were reclassified from the available-for-sale portfolio to the trading portfolio.  Concurrently, the Company reclassified unrealized losses of $5.3 million, net of tax, previously recorded as a component of accumulated other comprehensive loss, to retained earnings.

Table 6 presents the Company’s temporarily impaired investment securities as of March 31, 2007, December 31, 2006, and March 31, 2006.

Temporarily Impaired Investment Securities (Unaudited)	Table 6

	Temporarily Impaired		Temporarily Impaired
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2007
Debt Securities Issued by the U.S. Treasury and Government Agencies	$352	$-	$3,010	$(30)	$3,362	$(30)
Debt Securities Issued by State and Political Subdivisions	7,426	(28)	22,010	(158)	29,436	(186)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	20,558	(30)	220,372	(629)	240,930	(659)
Mortgage-Backed Securities	51,360	(288)	1,657,697	(32,375)	1,709,057	(32,663)
Other Debt Securities	-	-	293,327	(6,586)	293,327	(6,586)
Total Temporarily Impaired Investment Securities
March 31, 2007	$79,696	$(346)	$2,196,416	$(39,778)	$2,276,112	$(40,124)
December 31, 2006	$357,014	$(2,771)	$2,188,561	$(54,928)	$2,545,575	$(57,699)
March 31, 2006	$1,521,077	$(40,114)	$1,239,490	$(49,671)	$2,760,567	$(89,785)

The Company’s temporarily impaired investment securities had gross unrealized losses of $40.1 million, $57.7 million, and $89.8 million as of March 31, 2007, December 31, 2006, and March 31, 2006, respectively.  The reduction in the Company’s temporarily impaired investment securities over this period was primarily driven by changes in interest rates over this period.  Also reducing the Company’s temporarily impaired investment securities over this period was run-off and pay-downs on investment securities as well as the timing of purchases of new investment securities.  The Company also reclassified gross unrealized losses of $8.2 million ($5.3 million, net of tax) from accumulated other comprehensive loss to retained earnings as a result of adopting the provisions of SFAS No. 156 on January 1, 2007.

The Company does not believe that gross unrealized losses as of March 31, 2007 represent an other-than-temporary impairment.  The gross unrealized losses reported for mortgage-backed securities relate primarily to investment securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and private institutions.  The gross unrealized losses, which represent 1% of the amortized cost basis of the Company’s total investment securities, were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company has both the intent and ability to hold the investment securities for a period of time necessary to recover the amortized cost.

Loans and Leases

Table 7 presents the composition of the Company’s loan and lease portfolio by major categories and Table 8 presents the composition of the Company’s consumer loans and leases by geographic area as of March 31, 2007, December 31, 2006, and March 31, 2006.

Loan and Lease Portfolio Balances (Unaudited)	Table 7

	March 31,	December 31,	March 31,
(dollars in thousands)	2007	2006	2006
Commercial
Commercial and Industrial	$1,042,174	$1,093,392	$957,893
Commercial Mortgage	611,784	611,334	591,770
Construction	245,951	249,263	154,737
Lease Financing	460,837	508,997	467,688
Total Commercial	2,360,746	2,462,986	2,172,088
Consumer
Residential Mortgage	2,495,141	2,493,110	2,428,733
Home Equity	938,135	944,873	901,459
Other Revolving Credit and Installment	693,132	700,896	719,553
Lease Financing	19,998	21,302	24,292
Total Consumer	4,146,406	4,160,181	4,074,037
Total Loans and Leases	$6,507,152	$6,623,167	$6,246,125

Consumer Loans by Geographic Area (Unaudited)	Table 8

	March 31,	December 31,	March 31,
(dollars in thousands)	2007	2006	2006
Hawaii
Residential Mortgage	$2,251,564	$2,253,633	$2,215,270
Home Equity	873,375	877,624	807,988
Other Revolving Credit and Installment	507,542	517,504	531,113
Lease Financing	19,998	21,302	24,292
Guam
Residential Mortgage	234,663	230,485	219,146
Home Equity	12,868	11,951	10,075
Other Revolving Credit and Installment	123,261	124,621	122,048
U.S. Mainland
Home Equity	47,688	51,038	67,320
Other Revolving Credit and Installment	6,612	363	-
Other Pacific Islands
Residential Mortgage	8,914	8,992	7,248
Home Equity	4,204	4,260	3,145
Other Revolving Credit and Installment	55,717	58,408	66,392
Total Consumer Loans	$4,146,406	$4,160,181	$4,074,037

As of March 31, 2007, loans and leases outstanding were $6.5 billion, a decrease of $116.0 million or 2% from December 31, 2006.  Total commercial loans and total consumer loans decreased by $102.2 million and $13.8 million, respectively.  The decrease in commercial loans was primarily due to the pay-off of certain bridge and short-term loans originated during the three months ended December 31, 2006 and by the Company’s decision to exit certain commercial credits of approximately $12.0 million, classified in the commercial and industrial category.  Commercial lease financing balances also decreased from December 31, 2006 to March 31, 2007 as a result of the Company’s adoption of FSP No. 13-2, which had the effect of reducing commercial lease financing balances by $42.7 million as of January 1, 2007.  Total decrease in consumer loans was primarily due to decreases in other revolving credit and installment and home equity loans.  The decrease in other revolving credit and installment loans was primarily due to repayments in the Company’s indirect auto portfolio.  The decrease in the Company’s home equity portfolio was primarily due to continued paydowns in the purchased home equity portfolio.

Loans and leases outstanding increased by $261.0 million from March 31, 2006 to March 31, 2007.  Total commercial loans and total consumer loans increased by $188.7 million and $72.4 million, respectively.  The increase in commercial loans was primarily due to growth in commercial and industrial as well as construction lending areas of the Company.  The increase in consumer loans over this time period was primarily due to growth in residential mortgage and home equity lending activities.  This is reflective of the continued strength of the Hawaii residential real estate market.

Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.5 billion as of March 31, 2007, December 31, 2006, and March 31, 2006.  Residential mortgage loan repayment rates for the Company’s servicing portfolio, which is concentrated in Hawaii, was slightly higher than the national average for the three months ended March 31, 2007, December 31, 2006, and March 31, 2006.

The value of the Company’s mortgage servicing rights was $27.0 million, $19.4 million, and $18.5 million as of March 31, 2007, December 31, 2006, and March 31, 2006, respectively.  The increase in the value of the Company’s mortgage servicing rights from March 31, 2006 and December 31, 2006 to March 31, 2007 was primarily due to the Company’s adoption of SFAS No. 156 on January 1, 2007.  In adopting the provisions of SFAS No. 156, the Company recorded an increase in the value of mortgage servicing rights of $8.0 million ($5.1 million, net of tax).  Also, as permitted by SFAS No. 156, the Company reclassified investment securities with a carrying value of $164.2 million from the available-for-sale portfolio to the trading portfolio.  Concurrently, the Company reclassified unrealized losses of $5.3 million, net of tax, previously recorded as a component of accumulated other comprehensive loss, to retained earnings.  The net after-tax cumulative-effect adjustment to adopt the provisions of SFAS No. 156 was to reduce retained earnings by $0.2 million as of January 1, 2007.

Other Assets and Other Liabilities

Table 9 presents the major components of the Company’s other assets and other liabilities as of March 31, 2007, December 31, 2006, and March 31, 2006.

Other Assets and Other Liabilities (Unaudited)	Table 9

	March 31,	December 31,	March 31,
(dollars in thousands)	2007	2006	2006
Other Assets:
Bank-Owned Life Insurance	$182,924	$156,115	$151,859
Federal Home Loan Bank and Federal Reserve Bank Stock	79,415	79,415	79,415
Low Income Housing Investments	21,980	21,898	26,650
Accounts Receivable	19,776	22,368	19,301
Federal Tax Deposit	61,000	61,000	43,000
Other	40,644	33,113	50,122
Total Other Assets	$405,739	$373,909	$370,347

Other Liabilities:
Incentive Plans Payable	$4,717	$13,486	$5,243
Insurance Premiums Payable	8,797	8,220	7,454
Reserve for Unfunded Commitments	5,169	5,169	5,103
Self Insurance Reserve	5,773	5,489	6,558
Accrued Payroll Expenses	5,210	2,675	4,777
Mortgage Servicing Custody Account	3,419	4,238	3,510
Other	47,920	60,955	51,967
Total Other Liabilities	$81,005	$100,232	$84,612

During the second quarter of 2006, an $18.0 million deposit was placed by the Company with the Internal Revenue Service (the “IRS”) relating to a review by the IRS of the Company’s tax positions for certain leveraged lease transactions.  This deposit was in addition to the $43.0 million deposit placed by the Company with the IRS in 2005 also relating to that review.  The placement of the deposits with the IRS reduces the accrual of additional interest and penalties, which was higher than the Company’s funding costs, associated with the potential underpayment of taxes related to these transactions.  The Company believes its tax position related to these transactions was proper based on applicable statutes, regulations, and case law at the time the transactions were entered into.  The Company believes it has adequate reserves for potential tax exposures related to those leases under review by the IRS as of March 31, 2007.

Deposits

As of March 31, 2007, total deposits were $8.0 billion, a decrease of $70.5 million and $194.2 million from December 31, 2006 and March 31, 2006, respectively.  Although the number of noninterest-bearing demand deposit accounts increased, balances decreased by $20.2 million and $403.7 million from December 31, 2006 and March 31, 2006, respectively, primarily due to customers moving their balances to higher yielding products.  Interest-bearing demand and savings balances collectively decreased by $66.1 million and $123.8 million from December 31, 2006 and March 31, 2006, respectively.  The decrease is largely due to a migration of retail deposits to higher yielding time deposits, which increased by $15.8 million and $333.3 million from December 31, 2006 and March 31, 2006, respectively.

Table 10 presents the Company’s average balance of time deposits of $100,000 or more as of March 31, 2007, December 31, 2006, and March 31, 2006.

Average Time Deposits of $100,000 or More (Unaudited)	Table 10

	Three Months Ended
(dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Average Time Deposits	$988,721	$915,215	$710,900

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.1 billion as of March 31, 2007, an increase of $2.6 million from December 31, 2006 and $93.2 million from March 31, 2006.  The increases from 2006 were primarily due to additional securities sold under agreements to repurchase placed with private entities to provide for sources of liquidity.  As of March 31, 2007, securities sold under agreements to repurchase placed with private entities totaled $700.0 million, of which $675.0 million were indexed to the London Inter Bank Offering Rate and $25.0 million were indexed to the 10 year Constant Maturity Swap Rate.  The remaining terms of the private entity agreements range from eight to 14 years.  However, the private entities have the right to terminate the agreements on predetermined dates.  If the private entity agreements are not terminated by predetermined dates, the interest rates on the agreements become fixed, at rates ranging from 3.85% to 5.00%, for the remaining term of the respective agreements.  As of March 31, 2007, the average rate for private entity agreements was 4.18%.

Table 11 presents the composition of securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase (Unaudited)	Table 11

	March 31,	December 31,	March 31,
(dollars in thousands)	2007	2006	2006
Government Entities	$350,393	$372,824	$707,166
Private Entities	700,000	675,000	250,000
Total Securities Sold Under Agreements to Repurchase	$1,050,393	$1,047,824	$957,166

Borrowings and Long-Term Debt

Borrowings, including funds purchased and other short-term borrowings, were $75.49 million as of March 31, 2007, an increase of $4.47 million from December 31, 2006 and $17.9 million from March 31, 2006.  The increases in the use of these borrowing instruments were used to fund loan growth.

Long-term debt was $260.3 million as of March 31, 2007 and December 31, 2006, and $242.7 million as of March 31, 2006.  The increase in the balance from 2006 was due to $25.0 million of new long-term debt which was placed during the third quarter of 2006, partially offset by other maturing long-term debt and the repurchase of $5.0 million in Bancorp Hawaii Capital Trust I’s capital securities.  The long-term debt which was placed during the third quarter of 2006, is comprised of $10.0 million which bears a fixed interest rate of 6.00% and is scheduled to mature in five years, and $15.0 million which bears a fixed interest rate of 6.27% and is scheduled to mature in 10 years.  For additional information, refer to the “Corporate Risk Profile — Liquidity Management” section of this report.

Shareholders’ Equity

As of March 31, 2007, the Company’s shareholders’ equity was $711.0 million.  This represented an $8.4 million or 1% decrease from December 31, 2006 and a $30.0 million or 4% increase from March 31, 2006.  The reduction in the Company’s shareholders’ equity from December 31, 2006 to March 31, 2007 was primarily due to a $34.5 million reduction in retained earnings as a result of the Company’s adoption of several new accounting pronouncements effective January 1, 2007 as well as a $20.7 million in common stock repurchases.  The reduction in retained earnings was partially offset by the net income for the first three months of 2007.  A further discussion of the Company’s capital structure is included in the “Corporate Risk Profile — Capital Management” section of this report.

Analysis of Business Segments

The Company’s business segments are Retail Banking, Commercial Banking, Investment Services, and Treasury.  The Company’s internal management accounting process measures the performance of the business segments based on the management structure of the Company.  This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the Provision, and capital.  This process is dynamic and requires certain allocations based on judgment and other subjective factors.  Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to U.S. generally accepted accounting principles.

The Company evaluates several performance measures of the business segments, the most important of which are net income after capital charge (“NIACC”) and risk adjusted return on capital (“RAROC”).  NIACC is economic net income less a charge for the cost of allocated capital.  The cost of allocated capital is determined by multiplying management’s estimate of a shareholder’s minimum required rate of return on the cost of capital invested (currently 11%) by the business segment’s allocated equity.  The Company assumes a cost of capital that is equal to a risk-free rate plus a risk premium.  RAROC is the ratio of economic net income to risk-adjusted equity.  Equity is allocated to each business segment based on an assessment of its inherent risk.  The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company’s overall asset and liability management activities on a proportionate basis.  The basis for the allocation of net interest income is a function of management decisions and assumptions that are subject to change based on changes in current interest rate and market conditions.  Funds transfer pricing also serves to transfer interest rate risk to the Treasury segment.  However, the other business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions within guidelines.  The business segments are charged an economic provision which is a statistically derived estimate of average annual expected credit losses over an economic cycle.

On a consolidated basis, the Company considers NIACC a measure of shareholder value creation.  For the three months ended March 31, 2007, consolidated NIACC was $26.1 million, as compared to $24.2 million for the three months ended March 31, 2006.  The increase in consolidated NIACC was primarily due to an increase in allocated net income.  The increase in allocated net income was primarily due to an increase in noninterest income partially offset by a decrease in net interest income and an increase in noninterest expense.  The increase in noninterest income was primarily due to higher gains on the sale of leased equipment, insurance commission income, and overdraft fees.  The increase in noninterest expense was primarily due to higher professional fees, separation expense, operational losses, and mileage card program expenses.  The decrease in net interest income was primarily due to an increase in funding costs.

Table 12 summarizes NIACC and RAROC results for the Company’s business segments for the three months ended March 31, 2007 and 2006.

Business Segment Selected Financial Information (Unaudited)	Table 12

	Retail	Commercial	Investment		Consolidated
(dollars in thousands)	Banking	Banking	Services	Treasury	Total
Three Months Ended March 31, 2007
Allocated Net Income	$24,740	$16,362	$4,667	$1,566	$47,335
Allowance Funding Value	(208)	(695)	(10)	913	-
Provision for Credit Losses	3,332	(689)	-	(12)	2,631
Economic Provision	(2,958)	(2,186)	(81)	-	(5,225)
Tax Effect of Adjustments	(61)	1,320	34	(333)	960
Income Before Capital Charge	24,845	14,112	4,610	2,134	45,701
Capital Charge	(5,450)	(4,067)	(1,579)	(8,459)	(19,555)
Net Income (Loss) After Capital Charge (NIACC)	$19,395	$10,045	$3,031	$(6,325)	$26,146
RAROC (ROE for the Company)	51%	39%	33%	6%	27%

Three Months Ended March 31, 2006
Allocated Net Income	$23,532	$13,677	$3,282	$4,859	$45,350
Allowance Funding Value	(189)	(546)	(8)	743	-
Provision for Credit Losses	2,494	421	-	(154)	2,761
Economic Provision	(3,160)	(2,282)	(103)	-	(5,545)
Tax Effect of Adjustments	316	891	41	(218)	1,030
Income Before Capital Charge	22,993	12,161	3,212	5,230	43,596
Capital Charge	(5,457)	(4,305)	(1,628)	(7,977)	(19,367)
Net Income (Loss) After Capital Charge (NIACC)	$17,536	$7,856	$1,584	$(2,747)	$24,229
RAROC (ROE for the Company)	47%	31%	22%	17%	26%

Retail Banking

The Retail Banking segment offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans.  Deposit products include checking, savings, and time deposit accounts.  The Retail Banking segment also provides merchant services to its small business customers.  Products and services from the Retail Banking segment are delivered to customers through 71 Hawaii branch locations, 466 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), and a 24-hour telephone banking service.  This business segment also offers retail property and casualty insurance products.

The business segment’s key financial measures improved from the three months ended March 31, 2006 to the three months ended March 31, 2007.  The business segment reported higher noninterest income, primarily as a result of higher interchange income from debit card sales, transaction volume, and growth in the number of transactional deposit accounts.   Higher net interest income was due to a higher earnings credit on the business segment’s deposit portfolio.  These positive results were partially offset by an increase in noninterest expense.  The increase in noninterest expense was primarily due to higher debit card program and salaries and benefits expense.

Commercial Banking

The Commercial Banking segment offers products including corporate banking and commercial real estate loans, lease financing, auto dealer financing, deposit and cash management products, and wholesale property and casualty insurance products.  Lending, deposit, and cash management services are offered to middle-market and large companies in Hawaii.  Commercial real estate mortgages are focused on customers that include investors, developers, and builders primarily domiciled in Hawaii.  The Commercial Banking segment also includes the Company’s operations at 12 branches in the Pacific Islands.

The improvement in the business segment’s key financial measures from the three months ended March 31, 2006 to the three months ended March 31, 2007 was primarily due to an increase in noninterest income.  The increase in noninterest income was primarily due to higher gains on the sale of leased equipment.  Net interest income was relatively flat for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, as growth in average loans and deposits were offset by net interest margin compression.  Net interest margin declined due to lower loan spreads and a shift in customer liabilities from demand deposits to higher rate savings and time deposits.

Investment Services

The Investment Services segment includes private banking, trust services, asset management, and institutional investment services.  A significant portion of this business segment’s income is derived from fees, which are generally based on the market values of assets under management.  The private banking and personal trust group assists individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals.  The asset management group manages portfolios and creates investment products.  Institutional sales and service offers investment advice to corporations, government entities, and foundations.  This business segment also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products.

The improvement in the segment’s key financial measures from the three months ended March 31, 2006 to the three months ended March 31, 2007 was primarily due to an increase in noninterest income and a decrease in noninterest expense. Trust and asset management fee income increased largely due to improved market conditions, resulting in increases in both average market values of assets under management and investment advisory fees on money market accounts.  The increase in noninterest income was also due to growth in fee income associated with the sale of mutual funds, securities, annuity products, and insurance income.  Noninterest expense decreased primarily due to a reduction in salaries and benefits expense.

Treasury

The Treasury segment consists of corporate asset and liability management activities, including interest rate risk management and the foreign exchange business.  This business segment’s assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, federal funds sold and purchased, government deposits, and short-term and long-term borrowings.  The primary sources of noninterest income are from bank-owned life insurance and foreign exchange income related to customer driven currency requests from merchants and island visitors.  The net residual effect of transfer pricing of assets and liabilities is included in the Treasury segment, along with eliminations of inter-company transactions.

The decline in the segment’s key financial measures from the three months ended March 31, 2006 to the three months ended March 31, 2007 was primarily due to a decrease in net interest income partially offset by an increase in noninterest income.  The decrease in net interest income was primarily due to higher funding costs associated with the Company’s deposit portfolio and increases in both rate and volume of short-term borrowings.  Noninterest income increased resulting from dividends related to the Company’s Directors Deferred Compensation Plan and higher bank-owned life insurance income.

Corporate Risk Profile

Credit Risk

The Company’s credit risk position remained stable and strong during the three months ended March 31, 2007.  The Company’s non-accrual loans and leases declined from $5.9 million as of December 31, 2006 to $5.4 million as of March 31, 2007.  Also, the Company’s total non-performing assets declined from $6.4 million as of December 31, 2006 to $5.8 million as of March 31, 2007.  The ratio of non-accrual loans and leases to total loans and leases of 0.08% as of March 31, 2007 was slightly lower than the ratio of 0.09% as of December 31, 2006.  The improvement in the Company’s credit risk position is primarily due to a $0.5 million reduction in non-accrual loans in the commercial and industrial category.

Annualized net loan and lease charge-offs for the three months ended March 31, 2007 as a percent of average loans and leases outstanding was 0.16%, a decrease from 0.19% from the three months ended December 31, 2006.  The improvement in this performance measure is primarily due to the partial recovery of $2.1 million on an aircraft lease which was previously charged-off.

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

Table 13 below summarizes the Company’s air transportation credit exposure as of March 31, 2007, December 31, 2006, and March 31, 2006.

Air Transportation Credit Exposure [1] (Unaudited)	Table 13

	March 31, 2007			Dec. 31, 2006	Mar. 31, 2006
		Unused	Total	Total	Total
(dollars in thousands)	Outstanding	Commitments	Exposure	Exposure	Exposure
Passenger Carriers Based In the United States	$65,731	$-	$65,731	$68,035	$68,609
Passenger Carriers Based Outside the United States	19,326	-	19,326	19,406	20,613
Cargo Carriers	13,254	-	13,254	13,240	13,240
Total Air Transportation Credit Exposure	$98,311	$-	$98,311	$100,681	$102,462

1  Exposure includes loans, leveraged leases, and operating leases.

Non-Performing Assets

Non-performing assets (“NPAs”) consisted of non-accrual loans and leases, foreclosed real estate, and other non-performing investments.  The Company’s NPAs were $5.8 million as of March 31, 2007.  NPAs decreased by $0.6 million from December 31, 2006 and by $0.1 million from March 31, 2006.  The decrease in NPAs from 2006 was primarily due to a decline in impaired loans.

Included in NPAs are loans considered impaired.  Impaired loans are defined as those which the Company believes it is probable it will not collect all amounts due according to the contractual terms of the loan agreement.  There were no impaired loans as of March 31, 2007.  Impaired loans were $0.4 million and $0.1 million as of December 31, 2006, and March 31, 2006, respectively.  The decrease in impaired loans from December 31, 2006 to March 31, 2007 was primarily due to the charge-off of a commercial and industrial loan of $0.4 million during the three months ended March 31, 2007.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Consisting primarily of residential mortgages and personal unsecured lines of credit, accruing loans and leases past due 90 days or more were $2.4 million as of March 31, 2007, a decrease of $0.4 million from December 31, 2006, and an increase of $0.4 million from March 31, 2006.  The decrease in accruing loans and leases past due 90 days or more from December 31, 2006 to March 31, 2007 was primarily due to the resolution of certain revolving credit and installment loans.  The increase in accruing loans and leases past due 90 days or more from March 31, 2006 to March 31, 2007 was primarily due to an increase in past due loans in the residential mortgage and home equity loan categories.

Due to the low volume of NPAs and accruing loans and leases past due 90 days or more, the Company anticipates some degree of variability in the balances in these categories from period to period and does not consider modest changes to be indicative of asset quality trends.

Table 14 presents information on the Company’s non-performing assets and accruing loans and leases past due 90 days or more.

Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More (Unaudited)	Table 14

	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2007	2006	2006	2006	2006
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$273	$769	$400	$227	$236
Commercial Mortgage	38	40	44	48	52
Lease Financing	-	31	-	-	-
Total Commercial	311	840	444	275	288
Consumer
Residential Mortgage	4,345	4,914	4,253	4,628	4,922
Home Equity	476	164	254	204	38
Other Revolving Credit and Installment	242	-	-	-	-
Total Consumer	5,063	5,078	4,507	4,832	4,960
Total Non-Accrual Loans and Leases	5,374	5,918	4,951	5,107	5,248
Foreclosed Real Estate	462	407	409	188	358
Other Investments	-	82	82	82	300
Total Non-Performing Assets	$5,836	$6,407	$5,442	$5,377	$5,906

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Lease Financing	$4	$-	$-	$-	$-
Consumer
Residential Mortgage	706	519	882	1,157	464
Home Equity	219	331	62	86	85
Other Revolving Credit and Installment	1,441	1,954	2,044	1,561	1,390
Lease Financing	10	10	-	-	18
Total Consumer	2,376	2,814	2,988	2,804	1,957
Total Accruing Loans and Leases Past Due 90 Days or More	$2,380	$2,814	$2,988	$2,804	$1,957

Total Loans and Leases	$6,507,152	$6,623,167	$6,489,057	$6,441,625	$6,246,125

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.08%	0.09%	0.08%	0.08%	0.08%

Ratio of Non-Performing Assets to Total Loans and Leases, Foreclosed Real Estate and Other Investments	0.09%	0.10%	0.08%	0.08%	0.09%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases	0.13%	0.14%	0.13%	0.13%	0.13%

Quarter to Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$6,407	$5,442	$5,377	$5,906	$6,478
Additions	1,548	2,427	1,507	1,509	907
Reductions
Payments	(1,150)	(255)	(848)	(1,347)	(445)
Return to Accrual	(435)	(897)	(382)	(260)	(985)
Sales of Foreclosed Assets	(56)	(112)	(20)	(99)	-
Charge-offs/Write-downs	(478)	(198)	(192)	(332)	(49)
Total Reductions	(2,119)	(1,462)	(1,442)	(2,038)	(1,479)
Balance at End of Quarter	$5,836	$6,407	$5,442	$5,377	$5,906

Reserve for Credit Losses

The Company maintains a Reserve which consists of two components, the Allowance and a Reserve for Unfunded Commitments (“Unfunded Reserve”).  The Reserve provides for the risk of credit losses inherent in the lending process and is based on loss estimates derived from a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment to address observed changes in trends, conditions, other relevant environmental and economic factors.

The level of the Allowance is adjusted by recording an expense or recovery through the Provision.  The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense.  After considering the evaluation criteria above and net charge-offs for the period, the Company recorded a Provision of $2.6 million for the three months ended March 31, 2007.  As a result, the Allowance and the Unfunded Reserve were unchanged from December 31, 2006 reflecting a relatively stable asset quality environment during this period.  The ratio of the Allowance to total loans and leases outstanding was 1.40% as of March 31, 2007, an increase of three basis points from December 31, 2006, primarily due to a decrease in loans and leases outstanding.  A summary of the Reserve is presented in Table 15.

Consolidated Reserve for Credit Losses (Unaudited)	Table 15

	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2007	2006	2006
Balance at Beginning of Period	$96,167	$96,167	$96,167
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(805)	(720)	(382)
Lease Financing	(22)	-	-
Consumer
Residential Mortgage	-	(93)	(10)
Home Equity	(102)	(195)	(141)
Other Revolving Credit and Installment	(5,714)	(4,756)	(4,254)
Lease Financing	-	(30)	(12)
Total Loans and Leases Charged-Off	(6,643)	(5,794)	(4,799)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	277	1,445	295
Commercial Mortgage	85	-	89
Lease Financing	2,081	2	-
Consumer
Residential Mortgage	135	-	122
Home Equity	65	1	61
Other Revolving Credit and Installment	1,365	1,191	1,462
Lease Financing	4	12	9
Total Recoveries on Loans and Leases Previously Charged-Off	4,012	2,651	2,038
Net Loans and Leases Charged-Off	(2,631)	(3,143)	(2,761)
Provision for Credit Losses	2,631	3,143	2,761
Balance at End of Period [1]	$96,167	$96,167	$96,167

Components
Allowance for Loan and Lease Losses	$90,998	$90,998	$91,064
Reserve for Unfunded Commitments	5,169	5,169	5,103
Total Reserve for Credit Losses	$96,167	$96,167	$96,167

Average Loans and Leases Outstanding	$6,561,848	$6,501,868	$6,181,732

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.16%	0.19%	0.18%
Ratio of Allowance for Loans and Lease Losses to Loans and Leases Outstanding	1.40%	1.37%	1.46%

1  Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the Consolidated Statements of Condition (Unaudited).

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices.  The Company is exposed to market risk as a consequence of the normal course of conducting its business activities.  Financial products that expose the Company to market risk include investment securities, loans and leases, deposits, debt, and derivative financial instruments.  The Company’s market risk management process involves measuring, monitoring, controlling, and managing risks that can significantly impact the Company’s statements of income and condition.  In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance, while limiting volatility.  The activities associated with these market risks are categorized into “trading” and “other than trading.”

The Company’s trading activities include trading securities that are used to manage the market risk exposure of the Company’s mortgage servicing rights which are recorded at fair value on the statement of condition as of March 31, 2007.  The Company’s trading activities also includes foreign currency and foreign exchange contracts that expose the Company to a small degree of foreign currency risk.  Foreign currency and foreign exchange contracts are primarily executed on behalf of customers and at times for the Company’s own account.

The Company’s other than trading activities include normal business transactions that expose the Company’s balance sheet profile to varying degrees of market risk.  The Company’s primary market risk exposure is interest rate risk.  A key element in the process of managing market risk involves oversight by senior management and the Board of Directors as to the level of such risk assumed by the Company on its statement of condition.  The Board of Directors reviews and approves risk management policies, including risk limits and guidelines, and delegates oversight functions to the Asset/Liability Management Committee (“ALCO”).  The ALCO, consisting of senior business and finance officers, monitors the Company’s market risk exposure and, as market conditions dictate, modifies positions on the Company’s statement of condition.  The ALCO may also direct the Company to use derivative financial instruments, as deemed prudent.

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

The earnings of the Company are affected not only by general economic conditions, but also by the monetary and fiscal policies of the U.S. and its agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”).  The monetary policies of the FRB influence, to a significant extent, the overall growth of loans, leases, investment securities, and deposits and the level of interest rates earned on assets and paid for liabilities.  The nature and impact of future changes in monetary policies are generally not predictable.

In managing interest rate risk, the Company, through the ALCO, measures short-term and long-term sensitivities to changes in interest rates.  The ALCO utilizes several techniques to manage interest rate risk, which include shifting balance sheet mix or altering the interest rate characteristics of assets and liabilities, changing product pricing strategies, modifying characteristics of the investment securities portfolio, or using derivative financial instruments.  The Company’s use of derivative financial instruments has generally been limited over the past several years.  This is due to the natural on-balance sheet hedge arising out of offsetting interest rate exposures from loans, leases, and investment securities with deposits and other interest bearing liabilities.  In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by ALCO.  For example, during the three months ended March 31, 2007, the Company utilized its trading portfolio to offset the change in fair value of its mortgage servicing rights.  Natural and offsetting hedges reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures.  Expected movements in interest rates are also considered in managing interest rate risk.  Thus, as interest rates change, the Company may use different techniques to manage interest rate risk.

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

The Company utilizes net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 16 presents, as of March 31, 2007 and 2006, an estimate of the change in net interest income during a quarterly time frame that would result from a gradual 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for net interest income without any change in strategy.  Based on the net interest income simulation as of March 31, 2007, the Company’s statement of condition was approximately neutral to parallel changes in interest rates.  Net interest income sensitivity to changes in interest rates as of March 31, 2007 was less sensitive to changes in interest rates as compared to the sensitivity profile of the Company as of March 31, 2006.  To analyze the impact of changes in interest rates in a more realistic manner, non-parallel rate scenarios are also simulated.  These non-parallel rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve stay inverted for a period of time.  Conversely, if the yield curve should become positively sloped from its current inverted profile, net interest income may increase.

Net Interest Income Sensitivity Profile (Unaudited)	Table 16

	Change in Net Interest Income Per Quarter
(dollars in thousands)	March 31, 2007		March 31, 2006
Change in Interest Rates (basis points)
+200	$(697)	(0.7)%	$2,072	2.0%
+100	(299)	(0.3)	933	0.9
-100	(498)	(0.5)	(1,451)	(1.4)
-200	(1,393)	(1.4)	(3,212)	(3.1)

The Company also uses a Market Value of Portfolio Equity (“MVPE”) sensitivity to estimate the net present value change in the Company’s assets, liabilities, and off-balance sheet arrangements from changes in interest rates.  The MVPE was approximately $2.0 billion as of March 31, 2007 and 2006, respectively.  Table 17 presents, as of March 31, 2007 and 2006, an estimate of the change in the MVPE sensitivity that would occur from an instantaneous 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve.  The MVPE sensitivity increased in higher interest rate scenarios and decreased in lower interest rate scenarios as of March 31, 2007 compared to March 31, 2006 as a result of the relative shift in the funding source for asset growth and the inverted yield curve.  Further enhancing the MVPE sensitivity analysis are value-at-risk, key rate analysis, duration of equity, and the exposure to basis risk and non-parallel yield curve shifts.  There are inherent limitations to these measures; however, used along with the MVPE sensitivity analysis, the Company obtains better overall insight for managing its exposure to changes in interest rates.  Based on the additional analyses, the Company estimates its greatest exposure is in scenarios where medium term rates rise on a relative basis more than short-term and long-term rates.

Market Value of Sensitivity Profile (Unaudited)	Table 17

	Change in Market Value of Equity
(dollars in thousands)	March 31, 2007		March 31, 2006
Change in Interest Rates (basis points)
+200	$(146,057)	(7.9)%	$(96,288)	(4.7)%
+100	(62,713)	(3.4)	(39,172)	(1.9)
-100	(4,487)	(0.2)	(10,624)	(0.5)
-200	(108,796)	(5.9)	(116,299)	(5.7)

Liquidity Management

Liquidity is managed in an effort to ensure that the Company has continuous access to sufficient, reasonably priced funding to conduct its business and satisfy obligations in a normal manner.

Cash and noninterest-bearing deposits, interest-bearing deposits, and funds sold provide the Company with readily available liquid resources.  Investment securities in the Company’s available-for-sale portfolio are also a near-term source of asset liquidity, although the Company does not have the intent to sell such investment securities that are currently in a gross unrealized loss position. Asset liquidity is further enhanced by the Company’s ability to sell residential mortgage loans in the secondary market.

Core customer deposits have historically provided a sizable source of relatively stable and low-cost funds.  The Company is also able to utilize funds purchased, short-term borrowings, and securities sold under agreements to repurchase as a mechanism to fund growth in the Company’s loan and lease portfolio.

The Bank is a member of the Federal Home Loan Bank of Seattle (the “FHLB”), which provides an additional source of short-term and long-term funding.  Outstanding borrowings from the FHLB were $75.0 million as of March 31, 2007 at a weighted average interest rate of 3.73%.  Outstanding borrowings were $75.0 million as of December 31, 2006 and $77.5 million as of March 31, 2006.  A total of $25.0 million are expected to mature in less than one year.

Additionally, the Bank maintains a $1.0 billion senior and subordinated bank note program.  Under this facility, the Bank may issue additional notes provided that the aggregate amount outstanding does not exceed $1.0 billion.  Subordinated notes outstanding under this bank note program were $124.9 million as of March 31, 2007 and December 31, 2006, and $124.8 million as of March 31, 2006 at a fixed interest rate of 6.875%.

Capital Management

The Parent and the Bank are subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Parent and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of March 31, 2007, the Parent and the Bank were “well capitalized” under this regulatory framework.  There have been no conditions or events since March 31, 2007 that management believes have changed either the Parent’s or the Bank’s capital classifications.

As of March 31, 2007, the Company had subordinated debt of $124.9 million, of which $25.0 million qualified as total capital for regulatory capital purposes.  Also, as of March 31, 2007, the Company had $26.4 million of capital securities outstanding, all of which qualified as Tier 1 capital for regulatory capital purposes.  However, the capital securities were classified as long-term debt in the Consolidated Statements of Condition.

As of March 31, 2007, the Company’s shareholders’ equity was $711.0 million.  This represented an $8.4 million or 1% decrease from December 31, 2006 and a $30.0 million or 4% increase from March 31, 2006.  The reduction in the Company’s shareholders’ equity from December 31, 2006 to March 31, 2007 was primarily due to a $34.5 million reduction in retained earnings as a result of the Company’s adoption of several new accounting pronouncements effective January 1, 2007 as well as $20.7 million in common stock repurchases.  The reduction in retained earnings was partially offset by the net income for the first three months of 2007.

During the three months ended March 31, 2007, 0.4 million shares of common stock were repurchased under the share repurchase program at an average cost of $52.52 per share, totaling $19.0 million.  From the beginning of the share repurchase program in July 2001 through March 31, 2007, the Company repurchased a total of 42.8 million shares of common stock and returned in excess of $1.48 billion to its shareholders at an average cost of $34.50 per share.  From April 1, 2007 through April 27, 2007, the Company repurchased an additional 90,000 shares of common stock at an average cost of $52.93 per share for a total of $4.8 million, resulting in remaining buyback authority under the share repurchase program of $67.5 million.

In April 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.41 per share on the Company’s outstanding shares.  The dividend will be payable on June 14, 2007 to shareholders of record at the close of business on May 31, 2007.

Table 18 presents the Company’s regulatory capital and ratios as of March 31, 2007, December 31, 2006, and March 31, 2006.

Regulatory Capital and Ratios (Unaudited)	Table 18

	March 31,	Dec. 31,	March 31,
(dollars in thousands)	2007	2006	2006
Regulatory Capital
Shareholders’ Equity	$711,031	$719,420	$681,078
Add: 8.25% Capital Securities of Bancorp Hawaii Capital Trust I	26,425	26,425	31,425
Less: Goodwill	34,959	34,959	34,959
Adjustment to Initially Apply FASB Statement No. 158, Net of Tax	6,878	6,958	-
Unrealized Valuation on Investment Securities Available-for-Sale and Other Adjustments	(15,971)	(27,491)	(45,144)
Tier 1 Capital	711,590	731,419	722,688
Allowable Reserve for Credit Losses	90,912	91,585	88,459
Subordinated Debt	24,973	49,942	49,922
Unrealized Gains on Investment Securities Available-for-Sale	20	17	8
Total Regulatory Capital	$827,495	$872,963	$861,077

Risk-Weighted Assets	$7,267,673	$7,322,255	$7,068,996

Key Regulatory Capital Ratios
Tier 1 Capital Ratio	9.79%	9.99%	10.22%
Total Capital Ratio	11.39	11.92	12.18
Leverage Ratio	6.80	7.06	7.19

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

Credit Commitments

The Company’s credit commitments as of March 31, 2007 were as follows:

Credit Commitments (Unaudited)	Table 19

(dollars in thousands)	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Unfunded Commitments to Extend Credit	$690,506	$241,496	$526,202	$1,302,367	$2,760,571
Standby Letters of Credit	78,964	4,125	-	-	83,089
Commercial Letters of Credit	23,523	-	-	-	23,523
Total Credit Commitments	$792,993	$245,621	$526,202	$1,302,367	$2,867,183

Contractual Obligations

The Company adopted the provisions of FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have a material effect of the contractual obligations table presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

Item 4.         Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007.  Based on this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased [1]	Paid Per Share	or Programs	Plans or Programs [2]
January 1 - 31, 2007	160,324	$52.50	147,500	$83,598,227
February 1 - 28, 2007	116,168	52.85	105,000	78,037,284
March 1 - 31, 2007	117,755	52.13	110,000	72,306,707
Total	394,247	52.49	362,500

1  The months of January, February, and March included 12,824, 11,168, and 7,755 mature shares, respectively, purchased from employees in connection with stock option exercises.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

2  The Company repurchased shares during the first quarter of 2007 pursuant to its ongoing share repurchase program that was first announced in July 2001.  As of April 27, 2007, $67.5 million remained of the total $1.55 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program.  The program has no set expiration or termination date.

Item 5.         Other Information

None.

Item 6.         Exhibits

Exhibit Index

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2007	Bank of Hawaii Corporation

	By:	/s/ Allan R. Landon
Allan R. Landon
Chairman of the Board,
Chief Executive Officer, President, and Acting Chief Financial Officer

	By:	/s/ Brian T. Stewart
Brian T. Stewart
Chief Accounting Officer

Exhibit Index

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002