Form 10-Q
period 2007-06-30
BANK OF HAWAII CORP
filed 2007-07-25
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

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

As of July 20, 2007, there were 49,353,090 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q
Index

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2007	2006	2007	2006
Interest Income
Interest and Fees on Loans and Leases	$112,026	$104,388	$222,324	$203,759
Income on Investment Securities
Trading	1,357	-	2,975	-
Available-for-Sale	31,563	31,226	62,524	62,061
Held-to-Maturity	3,827	4,658	7,879	9,415
Deposits	96	55	154	98
Funds Sold	533	170	1,591	295
Other	364	272	697	544
Total Interest Income	149,766	140,769	298,144	276,172
Interest Expense
Deposits	33,701	24,656	67,076	44,289
Securities Sold Under Agreements to Repurchase	11,665	9,802	23,551	17,692
Funds Purchased	1,452	2,652	2,375	4,545
Short-Term Borrowings	91	73	178	130
Long-Term Debt	3,979	3,730	7,949	7,458
Total Interest Expense	50,888	40,913	101,129	74,114
Net Interest Income	98,878	99,856	197,015	202,058
Provision for Credit Losses	3,363	2,069	5,994	4,830
Net Interest Income After Provision for Credit Losses	95,515	97,787	191,021	197,228
Noninterest Income
Trust and Asset Management	16,135	14,537	31,968	29,385
Mortgage Banking	2,479	2,569	5,850	5,556
Service Charges on Deposit Accounts	11,072	9,695	22,039	19,827
Fees, Exchange, and Other Service Charges	16,556	15,633	32,617	30,400
Investment Securities Gains, Net	575	-	591	-
Insurance	4,887	4,691	11,102	9,710
Other	6,324	6,076	14,821	10,895
Total Noninterest Income	58,028	53,201	118,988	105,773
Noninterest Expense
Salaries and Benefits	44,587	44,811	89,993	90,597
Net Occupancy	9,695	9,376	19,506	19,019
Net Equipment	4,871	4,802	9,658	9,830
Professional Fees	2,599	2,589	5,142	3,027
Other	18,080	17,164	37,656	37,087
Total Noninterest Expense	79,832	78,742	161,955	159,560
Income Before Provision for Income Taxes	73,711	72,246	148,054	143,441
Provision for Income Taxes	25,982	35,070	52,990	60,915
Net Income	$47,729	$37,176	$95,064	$82,526
Basic Earnings Per Share	$0.97	$0.74	$1.93	$1.63
Diluted Earnings Per Share	$0.95	$0.72	$1.89	$1.59
Dividends Declared Per Share	$0.41	$0.37	$0.82	$0.74
Basic Weighted Average Shares	49,265,698	50,456,121	49,346,306	50,633,911
Diluted Weighted Average Shares	50,066,097	51,491,585	50,168,203	51,748,350

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

	June 30,	December 31,	June 30,
(dollars in thousands)	2007	2006	2006
Assets
Interest-Bearing Deposits	$130,732	$4,990	$4,145
Funds Sold	200,000	50,000	-
Investment Securities
Trading	123,591	-	-
Available-for-Sale
Portfolio	1,683,417	1,846,742	2,177,220
Pledged as Collateral	772,251	751,135	334,947
Held-to-Maturity (Fair Value of $313,589; $360,719; and $408,203)	327,118	371,344	426,910
Loans Held for Sale	13,527	11,942	15,506
Loans and Leases	6,566,126	6,623,167	6,441,625
Allowance for Loan and Lease Losses	(90,998)	(90,998)	(91,035)
Net Loans and Leases	6,475,128	6,532,169	6,350,590
Total Earning Assets	9,725,764	9,568,322	9,309,318
Cash and Noninterest-Bearing Deposits	345,226	398,342	397,061
Premises and Equipment	122,929	125,925	130,435
Customers’ Acceptances	2,234	1,230	646
Accrued Interest Receivable	49,121	49,284	45,343
Foreclosed Real Estate	48	407	188
Mortgage Servicing Rights	29,112	19,437	18,750
Goodwill	34,959	34,959	34,959
Other Assets	413,175	373,909	388,490
Total Assets	$10,722,568	$10,571,815	$10,325,190

Liabilities
Deposits
Noninterest-Bearing Demand	$1,896,335	$1,993,794	$1,976,051
Interest-Bearing Demand	1,755,646	1,642,375	1,602,914
Savings	2,923,168	2,690,846	2,691,029
Time	1,739,255	1,696,379	1,496,039
Total Deposits	8,314,404	8,023,394	7,766,033
Funds Purchased	90,650	60,140	353,700
Short-Term Borrowings	15,644	11,058	12,100
Securities Sold Under Agreements to Repurchase	910,302	1,047,824	835,563
Long-Term Debt	260,329	260,288	242,749
Banker’s Acceptances	2,234	1,230	646
Retirement Benefits Payable	43,892	48,309	72,192
Accrued Interest Payable	18,292	22,718	13,023
Taxes Payable and Deferred Taxes	277,516	277,202	274,146
Other Liabilities	80,499	100,232	88,310
Total Liabilities	10,013,762	9,852,395	9,658,462
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: June 2007 - 56,927,022 / 49,440,204; December 2006 - 56,848,609 / 49,777,654; and June 2006 - 56,855,346 / 50,570,697)	566	566	566
Capital Surplus	480,389	475,178	469,461
Accumulated Other Comprehensive Loss	(45,705)	(39,084)	(76,204)
Retained Earnings	645,149	630,660	581,406
Treasury Stock, at Cost (Shares: June 2007 - 7,486,818; December 2006 - 7,070,955; and June 2006 - 6,284,649)	(371,593)	(347,900)	(308,501)
Total Shareholders’ Equity	708,806	719,420	666,728
Total Liabilities and Shareholders’ Equity	$10,722,568	$10,571,815	$10,325,190

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accum.
				Other
				Compre-		Deferred		Compre-
		Common	Capital	hensive	Retained	Stock	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	Loss	Earnings	Grants	Stock	Income
Balance as of December 31, 2006	$719,420	$566	$475,178	$(39,084)	$630,660	$-	$(347,900)
Cumulative-Effect Adjustment of a Change in Accounting Principle, Net of Tax:
SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”	5,126	-	-	5,279	(153)	-	-
FSP No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”	(27,106)	-	-	-	(27,106)	-	-
FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”	(7,247)	-	-	-	(7,247)	-	-
Comprehensive Income:
Net Income	95,064	-	-	-	95,064	-	-	$95,064
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(12,316)	-	-	(12,316)	-	-	-	(12,316)
Amortization of Prior Service Credit and Net Actuarial Loss	416	-	-	416	-	-	-	416
Total Comprehensive Income								$83,164
Share-Based Compensation	2,748	-	2,748	-	-	-	-
Common Stock Issued under Share-Based Compensation Plans and Related Tax Benefits (444,008 shares)	14,615	-	2,463	-	(5,312)	-	17,464
Common Stock Repurchased (779,689 shares)	(41,157)	-	-	-	-	-	(41,157)
Cash Dividends Paid	(40,757)	-	-	-	(40,757)	-	-
Balance as of June 30, 2007	$708,806	$566	$480,389	$(45,705)	$645,149	$-	$(371,593)

Balance as of December 31, 2005	$693,352	$565	$473,338	$(47,818)	$546,591	$(11,080)	$(268,244)
Comprehensive Income:
Net Income	82,526	-	-	-	82,526	-	-	$82,526
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(28,386)	-	-	(28,386)	-	-	-	(28,386)
Total Comprehensive Income								$54,140
Share-Based Compensation	2,803	-	2,803	-	-	-	-
Common Stock Issued under Share-Based Compensation Plans and Related Tax Benefits (537,554 shares)	19,598	1	(6,680)	-	(9,999)	11,080	25,196
Common Stock Repurchased (1,241,303 shares)	(65,453)	-	-	-	-	-	(65,453)
Cash Dividends Paid	(37,712)	-	-	-	(37,712)	-	-
Balance as of June 30, 2006	$666,728	$566	$469,461	$(76,204)	$581,406	$-	$(308,501)

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2007	2006
Operating Activities
Net Income	$95,064	$82,526
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	5,994	4,830
Depreciation and Amortization	7,376	8,342
Amortization of Deferred Loan and Lease Fees	(911)	(1,679)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	1,603	2,121
Change in Fair Value of Mortgage Servicing Rights	600	-
Share-Based Compensation	2,748	2,803
Deferred Income Taxes	(35,400)	11,694
Net Gain on Investment Securities	(591)	-
Net Change in Investment Securities Trading	40,551	-
Proceeds from Sales of Loans Held for Sale	179,139	168,656
Originations of Loans Held for Sale	(180,724)	(166,247)
Tax Benefits from Shared-Based Compensation	(2,229)	(4,181)
Net Change in Other Assets and Other Liabilities	(27,139)	(21,443)
Net Cash Provided by Operating Activities	86,081	87,422

Investing Activities
Proceeds from the Prepayment and Maturity of Investment Securities Available-for-Sale	301,327	212,464
Purchases of Investment Securities Available-for-Sale	(334,901)	(232,385)
Proceeds from the Prepayment and Maturity of Investment Securities Held-to-Maturity	43,861	47,055
Purchases of Investment Securities Held-to-Maturity	-	(20,250)
Net Change in Loans and Leases	9,239	(276,350)
Premises and Equipment, Net	(4,380)	(4,864)
Net Cash Provided by (Used in) Investing Activities	15,146	(274,330)

Financing Activities
Net Change in Deposits	291,010	(141,435)
Net Change in Short-Term Borrowings	(102,426)	314,426
Tax Benefits from Share-Based Compensation	2,229	4,181
Proceeds from Issuance of Common Stock	12,500	15,389
Repurchase of Common Stock	(41,157)	(65,453)
Cash Dividends Paid	(40,757)	(37,712)
Net Cash Provided by Financing Activities	121,399	89,396

Net Change in Cash and Cash Equivalents	222,626	(97,512)
Cash and Cash Equivalents at Beginning of Period	453,332	498,718
Cash and Cash Equivalents at End of Period	$675,958	$401,206

Supplemental Information
Cash paid for:
Interest	$105,555	$72,001
Income Taxes	33,076	30,399
Non-Cash Investing and Financing Activities:
Transfers from Investment Securities Available-for-Sale to Trading	164,180	-
Transfers from Loans to Foreclosed Real Estate	138	241

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Mortgage Servicing Rights

Effective January 1, 2007, the Company adopted the provisions of SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.”  SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable.  In adopting the provisions of SFAS No. 156, the Company recorded an increase in the value of mortgage servicing rights of $8.0 million and a net of tax increase to retained earnings of $5.1 million.  Also, as permitted by SFAS No. 156, the Company reclassified investment securities with a carrying value of $164.2 million (“Designated Securities”) from the available-for-sale portfolio to the trading portfolio.  Concurrently, the Company reclassified unrealized losses of $5.3 million, net of tax, previously recorded as a component of accumulated other comprehensive loss, to retained earnings.  The Designated Securities are carried at fair value on the Company’s statement of condition, with realized and unrealized gains and losses recorded as a component of the change in fair value of Designated Securities in mortgage banking income.  The change in fair value of Designated Securities are intended to offset changes in valuation assumptions affecting the recorded value of the mortgage servicing rights.  The net after-tax cumulative-effect adjustment to adopt the provisions of SFAS No. 156 was to reduce retained earnings by $0.2 million as of January 1, 2007.  The Company also adopted the fair value measurement provisions of SFAS No. 156 in subsequent re-measurements of the mortgage servicing rights.

Leveraged Leases

Effective January 1, 2007, the Company adopted the provisions of FASB Staff Position (“FSP”) No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which amends SFAS No. 13, “Accounting for Leases.”  The timing of cash flows relating to income taxes generated by a leveraged lease is an important assumption that affects the periodic income recognized by the lessor for that lease transaction.  Under the provisions of FSP No. 13-2, a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction requires a recalculation of the total and periodic income related to the leveraged lease transaction.  During the years 1998 through 2002, the Company entered into one leveraged lease transaction known as a Lease In-Lease Out (“LILO”) transaction and five Sale In-Lease Out (“SILO”) transactions.  As of January 1, 2007, the income tax impact of these LILO and SILO transactions was in various stages of review by the Internal Revenue Service (the “IRS”).  Management expected that the outcome of these reviews would change the projected timing of cash flows from these leveraged leases.  As a result, in adopting the provisions of FSP No. 13-2 on January 1, 2007, the Company recorded an after-tax cumulative-effect adjustment to reduce retained earnings by $27.1 million.  This adjustment represented a $42.7 million reduction in the carrying value of lease financing balances and a $15.6 million reduction in deferred income taxes payable.  The provisions of FSP No. 13-2 also provide that subsequent changes in the timing of projected cash flows that results in a change in the net investment of a leveraged lease is to be recorded as a gain or loss in the period in which the assumption is changed.

During the second quarter of 2007, the Company reached an agreement with the IRS as to the terms of settlement of the issues related to the Company’s LILO transaction.  See Note 4 for further discussion on the matter.  There has been no change in the status of the IRS review of the Company’s SILO transactions.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  FIN 48 established a recognition threshold and measurement attributes for income tax positions recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  In evaluating a tax position for recognition, the Company judgmentally evaluates whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that is in management’s judgment greater than 50% likely of being realized upon ultimate settlement.  Effective January 1, 2007, the Company also adopted the provisions of FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing a liability for previously unrecognized tax benefits in the statement of condition.  In adopting the provisions of FIN 48 and FSP No. FIN 48-1 on January 1, 2007, the Company recorded an after-tax cumulative-effect adjustment to reduce retained earnings by $7.2 million.

See Note 4 for further discussion on the Company’s FIN 48 tax positions as of January 1, 2007 and June 30, 2007.

Future Application of Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for the Company on January 1, 2008.  SFAS No. 157 established a framework for measuring fair value, while expanding fair value measurement disclosures.  SFAS No. 157 established a fair value hierarchy that distinguishes between independent observable inputs and unobservable inputs developed based on the best information available.  SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities, the effect of these measurements on earnings for the period, and the inputs used to measure fair value.  Management is currently evaluating the effect that the provisions of SFAS No. 157 will have on the Company’s statements of income and condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which is effective for the Company on January 1, 2008.  SFAS No. 159 provides entities with an option to report selected financial assets and financial liabilities, on an instrument by instrument basis, at fair value, with the objective of reducing both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Management is currently evaluating the effect that the provisions of SFAS No. 159 will have on the Company’s statements of income and condition.

Note 2.  Mortgage Banking

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.5 billion as of June 30, 2007 and 2006.  The Company’s mortgage servicing activities includes collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of the borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  The Company’s residential mortgage loan servicing portfolio is comprised primarily of fixed rate loans concentrated in Hawaii.

Mortgage servicing rights are recognized as assets when mortgage loans are sold and the rights to service those loans are retained.  As of December 31, 2006, the Company recorded its mortgage servicing rights at their relative fair values on the date the loans were sold and were carried at the lower of the initial recorded value, adjusted for amortization, or fair value.  As of January 1, 2007, the Company adopted the provisions of SFAS No. 156 which requires all separately recognized servicing assets to be initially measured at fair value, if practicable.  As of January 1, 2007, the Company identified its entire balance of mortgage servicing rights as one class of servicing assets for this measurement.  The table below reconciles the balance of the Company’s mortgage servicing rights as of December 31, 2006 and January 1, 2007.

(Unaudited) (dollars in thousands)
Balance as of December 31, 2006	$19,437
Cumulative-Effect of a Change in Accounting Principle	8,007
Balance as of January 1, 2007	$27,444

The changes in the fair value of the Company’s mortgage servicing rights for the three and six months ended June 30, 2007 were as follows:

	Three Months Ended	Six Months Ended
(Unaudited) (dollars in thousands)	June 30, 2007	June 30, 2007
Beginning of Period, Fair Value	$27,005	$27,444
Origination of Mortgage Servicing Rights	1,340	2,268
Change in Fair Value of Mortgage Servicing Rights:
Due to Change in Valuation Assumptions [1]	1,980	1,169
Other Changes in Fair Value [2]	(1,213)	(1,769)
Total Change in Fair Value of Mortgage Servicing Rights	767	(600)
End of Period, Fair Value	$29,112	$29,112

1 Principally reflects changes in weighted-average constant prepayment rate and weighted-average life assumptions.

2 Principally represents changes due to the pay-off of loans during the period.

The Company estimates the fair value of its mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income.  The model uses factors such as loan repayment rates, costs to service, ancillary income, impound account balances, and interest rate assumptions in its calculations.  Risks inherent in the valuation of mortgage servicing rights include changes in interest rates, higher than expected loan repayment rates, and the delayed receipt of cash flows, among other factors.  The key assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2007 were as follows:

As of
(Unaudited)	June 30, 2007
Weighted-Average Constant Prepayment Rate [1]	10.37%
Weighted-Average Life (in years)	6.24
Weighted-Average Note Rate	5.81%
Weighted-Average Discount Rate	8.57%

1 Represents annualized loan repayment rate assumption.

For the three and six months ended June 30, 2007 and 2006, the Company’s mortgage banking income was comprised of the following:

Mortgage Banking Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2007	2006	2007	2006
Servicing Income	$1,559	$1,616	$3,129	$3,202
Gains on the Sale of Residential Mortgage Loans	1,395	1,292	2,424	2,642
Change in Fair Value of Mortgage Servicing Rights	767	-	(600)	-
Change in Fair Value of Designated Securities [1]	(1,917)	-	(343)	-
Mortgage Loan Fees	676	584	1,223	1,119
Gains (Losses) on Derivative Financial Instruments	29	(171)	51	(61)
Amortization of Mortgage Servicing Rights	-	(720)	-	(1,201)
Other	(30)	(32)	(34)	(145)
Total Mortgage Banking Income	$2,479	$2,569	$5,850	$5,556

1 On-balance-sheet hedging instruments.

For the three and six months ended June 30, 2007, the Company’s entire trading portfolio, comprised of mortgage-backed securities, was designated to manage the volatility of the fair value of mortgage servicing rights as an on-balance-sheet hedge.  For the three and six months ended June 30, 2007, realized investment trading gains and losses were not material.

The fair value of the Company’s mortgage servicing rights is sensitive to changes in interest rates and their effect on loan repayment rates.  A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in the constant prepayment rate and the discount rate is presented in the following table:

Sensitivity Analysis (Unaudited)

As of
(dollars in thousands)	June 30, 2007
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(690)
Decrease in fair value from 50 bps adverse change	(1,624)
Discount Rate
Decrease in fair value from 25 bps adverse change	(285)
Decrease in fair value from 50 bps adverse change	(565)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear.  The calculation of the fair value of mortgage servicing rights is dynamic in nature, in that changes in one key assumption may result in changes in other assumptions, which may magnify or counteract the sensitivity analysis presented in the table above.

Note 3.  Pension Plans and Postretirement Benefit Plan

The components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan for the three and six months ended June 30, 2007 and 2006 are presented in the following table:

Pension Plans and Postretirement Benefit Plan (Unaudited)

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2007	2006	2007	2006
Three Months Ended June 30,
Service Cost	$-	$-	$155	$290
Interest Cost	1,223	1,170	395	480
Expected Return on Plan Assets	(1,373)	(1,261)	-	-
Amortization of Unrecognized Net Transition Obligation	-	-	-	146
Prior Service Credit	-	-	(50)	-
Recognized Net Actuarial Loss (Gain)	450	468	(75)	(34)
Net Periodic Benefit Cost	$300	$377	$425	$882

Six Months Ended June 30,
Service Cost	$-	$-	$310	$580
Interest Cost	2,446	2,340	790	960
Expected Return on Plan Assets	(2,746)	(2,522)	-	-
Amortization of Unrecognized Net Transition Obligation	-	-	-	293
Prior Service Credit	-	-	(100)	-
Recognized Net Actuarial Loss (Gain)	900	937	(150)	(70)
Net Periodic Benefit Cost	$600	$755	$850	$1,763

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the statements of income.  There were no significant changes from the previously reported $7.7 million that the Company expects to contribute to the pension plans and the $1.3 million that it expects to contribute to the postretirement benefit plan for the year ending December 31, 2007.  For the three and six months ended June 30, 2007, the Company contributed $4.6 million and $4.8 million, respectively, to its pension plans.  For the three and six months ended June 30, 2007, the Company contributed $0.2 million and $0.5 million, respectively, to its postretirement benefit plan.

Note 4.  Income Taxes

The following is a reconciliation of the statutory Federal income tax rate to the Company’s effective tax rate for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2007	2006	2007	2006
Statutory Federal Income Tax Rate	35.00%	35.00%	35.00%	35.00%
Increase (Decrease) in Income Tax Rate Resulting From:
State Income Tax, Net of Federal Income Tax	3.67	4.95	3.75	3.42
Foreign Tax Credits	(0.72)	-	(1.08)	-
Low Income Housing Investments	(0.14)	(0.19)	(0.15)	(0.19)
Bank-Owned Life Insurance	(0.94)	(0.63)	(0.90)	(0.67)
Leveraged Leases	(1.15)	9.55	(0.50)	5.06
Other	(0.47)	(0.14)	(0.33)	(0.15)
Effective Tax Rate	35.25%	48.54%	35.79%	42.47%

Income earned by the Company is subject to U.S. Federal taxation and to state and territorial taxation in Hawaii and Guam, respectively.  Small amounts of income are subject to taxation by other states and territories as well as some foreign countries.  The Company has effectively settled issues raised during income tax examinations by taxing authorities for years prior to 1998.

As noted in Note 1, the Company reached an agreement with the IRS to effectively settle the matter related to the LILO transaction in June 2007.  The effective settlement with the IRS resulted in a change in the timing of projected cash flows from the LILO transaction.  In January 2007, in adopting the provisions of FSP No. 13-2, the Company recalculated the total and periodic income from the LILO transaction assuming an entire disallowance of income tax deductions taken on previously filed tax returns based on a tax court case which concluded in January 2007.  With the effective settlement of the LILO transaction at a disallowance percentage of less than its original estimate, the Company recalculated the total and periodic income from the LILO transaction from the inception of the lease through June 30, 2007.  In the second quarter of 2007, the Company recorded a $1.5 million credit, which was comprised of a $1.1 million credit to lease financing interest income and a $0.4 million net credit to the provision for income taxes, as a result of the June 2007 change in the disallowance assumption.  The Company is currently appealing issues raised by the IRS in the examination of its income tax returns filed for 1998 through 2002 related to the Company’s five SILO transactions.  There has been no change in the status of the IRS review of the Company’s SILO transactions.  The IRS is currently in the process of examining income tax returns filed for 2003 and 2004.  The State of Hawaii is currently in the process of examining income tax returns filed for 2002 through 2004.

As noted in Note 1, FIN 48 established a recognition threshold and measurement attributes for income tax positions recognized in the Company’s financial statements in accordance with SFAS No. 109.  FIN 48 requires the Company to record a liability, referred to as an unrecognized tax benefit (“UTB”), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority.  If the Company determines that the likelihood of a tax position being accepted is greater than 50%, but less than 100%, the Company records a liability for UTBs in the amount it believes will be disallowed by the taxing authority.

As of December 31, 2006, prior to adopting the provisions of FIN 48, the Company had recorded the equivalent of $116.4 million of UTBs in its statement of condition.  On January 1, 2007, in adopting the provisions of FIN 48, the Company increased its liability for UTBs to $130.6 million, of which $7.2 million was recorded as a cumulative-effect adjustment to reduce retained earnings, primarily due to the accrual of interest expense.  As of January 1, 2007, of the $130.6 million in the Company’s liability for UTBs, $29.3 million, that if reversed, would have an impact on the Company’s effective tax rate.  As of June 30, 2007, there were no material changes in the Company’s liability for UTBs or in the amount, that if reversed, would have an impact on the Company’s effective tax rate.  With respect to the Company’s appeals of its five SILO transactions, it is reasonably possible that the amount of the liability for UTBs may decrease if facts and circumstances related to the IRS appeals change within the next twelve months.  However, management is currently not able to estimate a range of possible change in the amount of the liability for UTBs recorded as of June 30, 2007.

The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes.  As of January 1, 2007, after recording the cumulative-effect adjustment to adopt the provisions of FIN 48, the Company had accrued $21.7 million for the payment of possible interest and penalties.  For the three and six months ended June 30, 2007, the amount recorded by the Company as an estimate of the expected payment of interest and penalties in the provision for income taxes was not material.

Note 5.  Business Segments

The Company’s business segments are Retail Banking, Commercial Banking, Investment Services, and Treasury.  The Company’s internal management accounting process measures the performance of the business segments based on the management structure of the Company.  This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the Provision, and capital.  This process is dynamic and requires certain allocations based on judgment and other subjective factors.  Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to U.S. GAAP.

Selected financial information for each segment is presented below for the three and six months ended June 30, 2007 and 2006.

Business Segment Selected Financial Information (Unaudited)

	Retail	Commercial	Investment		Consolidated
(dollars in thousands)	Banking	Banking	Services	Treasury	Total
Three Months Ended June 30, 2007
Net Interest Income (Loss)	$60,126	$35,288	$4,325	$(861)	$98,878
Provision for Credit Losses	2,559	813	-	(9)	3,363
Net Interest Income (Loss) After Provision for Credit Losses	57,567	34,475	4,325	(852)	95,515
Noninterest Income	27,063	7,528	19,686	3,751	58,028
Noninterest Expense	(42,717)	(19,978)	(16,251)	(886)	(79,832)
Income Before Provision for Income Taxes	41,913	22,025	7,760	2,013	73,711
Provision for Income Taxes	(15,509)	(8,231)	(2,871)	629	(25,982)
Allocated Net Income	$26,404	$13,794	$4,889	$2,642	$47,729
Total Assets as of June 30, 2007	$3,987,482	$2,746,074	$243,026	$3,745,986	$10,722,568

Three Months Ended June 30, 2006 [1]
Net Interest Income	$58,697	$32,987	$4,477	$3,695	$99,856
Provision for Credit Losses	1,862	317	999	(1,109)	2,069
Net Interest Income After Provision for Credit Losses	56,835	32,670	3,478	4,804	97,787
Noninterest Income	24,792	7,905	17,561	2,943	53,201
Noninterest Expense	(41,861)	(19,049)	(16,512)	(1,320)	(78,742)
Income Before Provision for Income Taxes	39,766	21,526	4,527	6,427	72,246
Provision for Income Taxes	(14,714)	(16,632)	(1,666)	(2,058)	(35,070)
Allocated Net Income	$25,052	$4,894	$2,861	$4,369	$37,176
Total Assets as of June 30, 2006	$3,951,725	$2,671,854	$228,584	$3,473,027	$10,325,190

Six Months Ended June 30, 2007
Net Interest Income	$118,996	$69,075	$8,765	$179	$197,015
Provision for Credit Losses	5,891	125	-	(22)	5,994
Net Interest Income After Provision for Credit Losses	113,105	68,950	8,765	201	191,021
Noninterest Income	52,960	19,167	39,089	7,772	118,988
Noninterest Expense	(85,675)	(40,523)	(32,684)	(3,073)	(161,955)
Income Before Provision for Income Taxes	80,390	47,594	15,170	4,900	148,054
Provision for Income Taxes	(29,745)	(17,440)	(5,613)	(192)	(52,990)
Allocated Net Income	$50,645	$30,154	$9,557	$4,708	$95,064
Total Assets as of June 30, 2007	$3,987,482	$2,746,074	$243,026	$3,745,986	$10,722,568

Six Months Ended June 30, 2006 [1]
Net Interest Income	$116,387	$66,729	$8,882	$10,060	$202,058
Provision for Credit Losses	4,357	738	999	(1,264)	4,830
Net Interest Income After Provision for Credit Losses	112,030	65,991	7,883	11,324	197,228
Noninterest Income	48,907	16,313	35,307	5,246	105,773
Noninterest Expense	(83,821)	(39,153)	(33,454)	(3,132)	(159,560)
Income Before Provision for Income Taxes	77,116	43,151	9,736	13,438	143,441
Provision for Income Taxes	(28,533)	(24,581)	(3,594)	(4,207)	(60,915)
Allocated Net Income	$48,583	$18,570	$6,142	$9,231	$82,526
Total Assets as of June 30, 2006	$3,951,725	$2,671,854	$228,584	$3,473,027	$10,325,190

1 Certain prior period information has been reclassified to conform to current presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain, and other statements made by the Company in connection with this report may contain, forward-looking statements concerning, among other things, the Company’s business outlook, the economic and business environment in the Company’s service areas and elsewhere, credit quality and other financial and business matters in future periods.  The Company’s forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected for a variety of reasons, including, but not limited to: 1) general economic conditions are less favorable than expected; 2) competitive pressure among financial services and products; 3) the impact of legislation and the regulatory environment; 4) fiscal and monetary policies of the markets in which the Company serves; 5) changes in accounting standards; 6) changes in tax laws or regulations or the interpretation of such laws and regulations; 7) changes in the Company’s credit quality or risk profile that may increase or decrease the required level of the reserve for credit losses; 8) changes in market interest rates that may affect the Company’s credit markets and ability to maintain its net interest margin; 9) unpredictable costs and other consequences of legal, tax, or regulatory matters; 10) changes to the amount and timing of proposed common stock repurchases; and 11) geopolitical risk, military or terrorist activity, natural disaster, adverse weather, public health and other conditions impacting the Company and its customers’ operations.  For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, refer to the section entitled “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and subsequent periodic and current reports, filed with the U.S. Securities and Exchange Commission.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements.  The Company does not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

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

The Company’s 2007+ Plan is based on moderate growth in revenues and consistent positive operating leverage.  Performance objectives include an annual return on assets above 1.7%, return on equity above 25%, and an efficiency ratio approaching 50%, and is based on a stable economy (which continues in Hawaii) and a return to a more traditional interest rate environment (which has not occurred).  The Company’s 2007+ Plan will be reevaluated periodically and updated as market events and business developments dictate.

Earnings Summary

The Company reported strong financial performance for the three and six months ended June 30, 2007 compared to the same periods in 2006.  The Company had strong growth in noninterest income while maintaining discipline in increases to noninterest expense.  These positive factors offset the continued decrease of net interest margin the Company has experienced as a result of the challenging interest rate environment.  Overall credit quality of the Company remains strong and the Hawaii economy remains stable.

Table 1 presents the Company’s financial highlights and performance ratios for the three and six months ended June 30, 2007 and 2006 and as of June 30, 2007, December 31, 2006, and June 30, 2006.

Financial Highlights (Unaudited)	Table 1

	Three Month Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2007	2006 [1]	2007	2006 [1]
For the Period:
Net Interest Income	$98,878	$99,856	$197,015	$202,058
Total Noninterest Income	58,028	53,201	118,988	105,773
Net Income	47,729	37,176	95,064	82,526
Basic Earnings Per Share	0.97	0.74	1.93	1.63
Diluted Earnings Per Share	0.95	0.72	1.89	1.59
Dividends Declared Per Share	0.41	0.37	0.82	0.74

Net Income to Average Total Assets	1.84%	1.47%	1.84%	1.64%
Net Income to Average Shareholders’ Equity	26.30	21.70	26.64	23.93
Net Interest Margin [2]	4.12	4.25	4.09	4.33
Operating Leverage [3]			3.90	2.38
Efficiency Ratio [4]	50.88	51.45	51.25	51.83

Average Assets	$10,383,030	$10,169,341	$10,432,130	$10,130,718
Average Loans and Leases	6,532,736	6,317,682	6,547,212	6,250,082
Average Deposits	7,810,089	7,728,227	7,865,469	7,735,384
Average Shareholders’ Equity	727,887	687,083	719,549	695,424
Average Shareholders’ Equity to Average Assets	7.01%	6.76%	6.90%	6.86%

Market Price Per Share of Common Stock:
Closing	$51.64	$49.60	$51.64	$49.60
High	55.00	54.51	55.00	55.15
Low	50.64	48.33	50.11	48.33

	June 30, 2007	December 31, 2006	June 30, 2006
As of Period End:
Net Loans and Leases	$6,475,128	$6,532,169	$6,350,590
Total Assets	10,722,568	10,571,815	10,325,190
Total Deposits	8,314,404	8,023,394	7,766,033
Long-Term Debt	260,329	260,288	242,749
Total Shareholders’ Equity	708,806	719,420	666,728

Non-Performing Assets	$6,314	$6,407	$5,377

Allowance to Loans and Leases Outstanding	1.39%	1.37%	1.41%
Dividend Payout Ratio [5]	42.27	39.81	50.00
Leverage Ratio	7.02	7.06	7.09

Book Value Per Common Share	$14.34	$14.45	$13.18

Full-Time Equivalent Employees	2,571	2,586	2,563
Branches and Offices	84	86	86

1    Diluted earnings per share for the three and six months ended June 30, 2006 was corrected from $0.73 and $1.60, respectively, in the fourth quarter of 2006.

2    The net interest margin is defined as net interest income, on a taxable equivalent basis, as a percentage of average earning assets.

3    The operating leverage is defined as the percentage change in income before the provision for credit losses and the provision for income taxes.

4    The efficiency ratio is defined as noninterest expense divided by total revenues (net interest income and total noninterest income).

5    The dividend payout ratio is defined as dividends declared per share divided by basic earnings per share for the quarter.

Recent Accounting Changes

The Company adopted several new accounting pronouncements on January 1, 2007.  Note 1 to the Consolidated Financial Statements (Unaudited), which is incorporated herein by reference, provides additional information on the adoption of these recently issued accounting pronouncements as well as the future application of accounting pronouncements not yet adopted by the Company.

Analysis of Statements of Income

Net Interest Income

Net interest income, on a taxable-equivalent basis, decreased by $1.0 million or 1% and by $4.9 million or 2% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  The Company’s net interest income was negatively impacted by the yield curve which was inverted or flat for most of the six months ended June 30, 2007 and throughout 2006.

The decrease in net interest income, on a taxable-equivalent basis, in 2007 was primarily due to increased funding costs.  Rates paid on demand, savings, and time deposit accounts increased for the three and six months ended June 30, 2007 compared to the same periods in 2006, reflecting a general rise in short-term interest rates.  Also contributing to the Company’s higher funding costs were increased levels of securities sold under agreements to repurchase, utilized to fund growth in loans and leases.  Partially offsetting the increase in the Company’s funding costs was an increase in the Company’s average loans and leases and an increase in yields on loans and leases and investment securities.  For the three and six months ended June 30, 2007 the yields on loans and leases increased by 25 basis points and 28 basis points, respectively, compared to the same periods in 2006, reflecting a higher interest rate environment in 2007.  In addition, during the second quarter of 2007, the Company reached an agreement with the Internal Revenue Service (the “IRS”) as to the terms of settlement of the issues related to the Company’s Lease In-Lease Out (“LILO”) transaction.  In June 2007, the Company recalculated the total and periodic income from the LILO transaction from the inception of the lease transaction and recorded a $1.5 million credit to net income, which was comprised of a $1.1 million credit to lease financing interest income and a $0.4 million credit to the provision for income taxes.

Average loans and leases increased by $215.0 million or 3% and by $297.2 million or 5% for the three and six months ended June 30, 2007, respectively, compared to the same periods 2006, with growth in substantially all loan categories.  Average interest-bearing deposits increased by $173.4 million or 3% and by $213.4 million or 4% for the three and six months ended June 30, 2007, respectively, compared to the same periods 2006.  This increase in average interest-bearing deposits was primarily due to strong growth in average time deposits.  Customers have shifted their balances from noninterest-bearing demand, interest-bearing demand, and savings accounts to higher rate time deposit accounts.  Customers have also shifted some deposits to their off-balance sheet managed cash accounts as a means of obtaining higher rates.  Average balances in securities sold under agreements to repurchase were higher for the three and six months ended June 30, 2007, compared to the same periods in 2006, as a result of serving as one source of funding the Company’s growth in loans and leases.  The Company’s average long-term debt balances increased modestly by $17.6 million or 7% for both the three and six months ended June 30, 2007 compared to the same periods in 2006.

The Company’s net interest margin decreased by 13 basis points and by 24 basis points for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  The decrease in the Company’s net interest margin for both periods was primarily interest rate driven.  The net interest margin compression being experienced by the Company is a result of the prolonged effects of the inverted or flat yield curve has had on the Company’s mix of funding sources and related rates paid.

Average balances, related income and expenses, and resulting yields and rates, on a taxable equivalent basis, are presented in Table 2 for the three and six months ended June 30, 2007 and 2006.  An analysis of the change in net interest income, on a taxable equivalent basis, from the six months ended June 30, 2006 to the six months ended June 30, 2007, is presented in Table 3.

Consolidated Average Balances and Interest Rates - Taxable Equivalent Basis (Unaudited)	Table 2

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006 [1]			June 30, 2007			June 30, 2006 [1]
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$8.0	$0.1	4.83%	$5.7	$0.1	3.82%	$6.3	$0.2	4.89%	$5.5	$0.1	3.57%
Funds Sold	40.6	0.5	5.26	13.9	0.2	4.89	60.8	1.6	5.28	12.5	0.3	4.77
Investment Securities
Trading	137.1	1.4	3.96	-	-	-	149.5	3.0	3.98	-	-	-
Available-for-Sale	2,486.9	31.8	5.11	2,564.2	31.4	4.90	2,470.1	62.9	5.10	2,576.7	62.4	4.84
Held-to-Maturity	339.3	3.8	4.51	429.5	4.6	4.34	350.1	7.9	4.50	436.6	9.4	4.31
Loans Held for Sale	13.6	0.2	6.34	8.8	0.1	6.29	10.5	0.3	6.27	10.4	0.3	6.15
Loans and Leases [2]
Commercial and Industrial	1,053.3	19.5	7.43	967.5	17.6	7.29	1,064.6	39.3	7.44	950.0	33.8	7.17
Construction	253.8	5.0	7.93	176.7	3.5	8.08	249.7	9.8	7.95	159.8	6.4	8.06
Commercial Mortgage	620.0	10.6	6.85	598.8	9.9	6.66	618.3	20.9	6.82	585.4	19.1	6.58
Residential Mortgage	2,499.5	38.3	6.12	2,449.2	36.4	5.94	2,497.9	76.5	6.12	2,435.8	71.8	5.89
Other Revolving Credit and Installment	684.2	15.8	9.27	718.0	16.3	9.10	693.3	31.7	9.23	721.8	32.2	9.00
Home Equity	941.4	17.9	7.62	912.8	16.8	7.39	941.8	35.6	7.62	903.6	32.3	7.20
Lease Financing	480.5	4.7	3.92	494.7	3.7	2.99	481.6	8.2	3.41	493.6	7.9	3.20
Total Loans and Leases	6,532.7	111.8	6.86	6,317.7	104.2	6.61	6,547.2	222.0	6.82	6,250.0	203.5	6.54
Other	79.4	0.4	1.83	79.4	0.3	1.37	79.4	0.7	1.76	79.4	0.5	1.37
Total Earning Assets [3]	9,637.6	150.0	6.23	9,419.2	140.9	5.99	9,673.9	298.6	6.20	9,371.1	276.5	5.92
Cash and Noninterest-Bearing Deposits	275.3			304.3			292.8			318.0
Other Assets	470.1			445.8			465.4			441.6
Total Assets	$10,383.0			$10,169.3			$10,432.1			$10,130.7

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,581.0	4.1	1.03	$1,611.7	3.9	0.97	$1,591.7	8.3	1.05	$1,633.1	7.2	0.89
Savings	2,627.8	12.6	1.93	2,699.0	9.4	1.39	2,633.8	25.1	1.92	2,727.4	16.5	1.22
Time	1,707.9	17.0	3.99	1,432.6	11.4	3.20	1,719.9	33.7	3.94	1,371.5	20.6	3.02
Total Interest-Bearing Deposits	5,916.7	33.7	2.28	5,743.3	24.7	1.72	5,945.4	67.1	2.28	5,732.0	44.3	1.56
Short-Term Borrowings	116.9	1.5	5.30	219.0	2.7	4.99	98.4	2.6	5.23	198.6	4.7	4.75
Securities Sold Under Agreements to Repurchase	1,040.6	11.7	4.46	855.9	9.8	4.57	1,055.1	23.5	4.46	814.2	17.7	4.37
Long-Term Debt	260.3	4.0	6.12	242.7	3.7	6.15	260.3	7.9	6.12	242.7	7.4	6.16
Total Interest-Bearing Liabilities	7,334.5	50.9	2.78	7,060.9	40.9	2.32	7,359.2	101.1	2.76	6,987.5	74.1	2.14
Net Interest Income		$99.1			$100.0			$197.5			$202.4
Interest Rate Spread			3.45%			3.67%			3.44%			3.78%
Net Interest Margin			4.12%			4.25%			4.09%			4.33%
Noninterest-Bearing Demand Deposits	1,893.4			1,984.9			1,920.1			2,003.4
Other Liabilities	427.2			436.4			433.3			444.4
Shareholders’ Equity	727.9			687.1			719.5			695.4
Total Liabilities and Shareholders’ Equity	$10,383.0			$10,169.3			$10,432.1			$10,130.7

[1]	Certain prior period information has been reclassified to conform to current presentation.
[2]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
[3]

Interest income includes taxable equivalent basis adjustments, based upon a federal statutory income tax rate of 35%, of $236,000 and $175,000 for the three months ended June 30, 2007 and 2006, respectively, and $449,000 and $337,000 for the six months ended June 30, 2007 and 2006, respectively.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis (Unaudited)	Table 3

	Six Months Ended June 30, 2007
	compared to June 30, 2006
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Interest-Bearing Deposits	$-	$0.1	$0.1
Funds Sold	1.3	-	1.3
Investment Securities
Trading	3.0	-	3.0
Available-for-Sale	(2.8)	3.3	0.5
Held-to-Maturity	(1.9)	0.4	(1.5)
Loans and Leases
Commercial and Industrial	4.2	1.3	5.5
Construction	3.5	(0.1)	3.4
Commercial Mortgage	1.1	0.7	1.8
Residential Mortgage	1.9	2.8	4.7
Other Revolving Credit and Installment	(1.3)	0.8	(0.5)
Home Equity	1.4	1.9	3.3
Lease Financing	(0.2)	0.5	0.3
Total Loans and Leases	10.6	7.9	18.5
Other	-	0.2	0.2
Total Change in Interest Income	10.2	11.9	22.1

Change in Interest Expense:
Interest-Bearing Deposits
Demand	(0.2)	1.3	1.1
Savings	(0.6)	9.2	8.6
Time	6.0	7.1	13.1
Total Interest-Bearing Deposits	5.2	17.6	22.8
Short-Term Borrowings	(2.5)	0.4	(2.1)
Securities Sold Under Agreements to Repurchase	5.4	0.4	5.8
Long-Term Debt	0.5	-	0.5
Total Change in Interest Expense	8.6	18.4	27.0

Change in Net Interest Income	$1.6	$(6.5)	$(4.9)

1  The changes for each category of interest income and expense are allocated between the portion of changes attributable to the variance in volume and rate for that category.

Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects management’s judgment of the expense or benefit necessary to establish the appropriate amount of the allowance for loan and lease losses (the “Allowance”).  The Provision is determined through detailed analyses of the Company’s loan and lease portfolio.  For the three months ended June 30, 2007 and 2006, the Company recorded a Provision of $3.4 million and $2.1 million, respectively.  For the six months ended June 30, 2007 and 2006, the Company recorded a Provision of $6.0 million and $4.8 million, respectively.  The Provision in 2007 and 2006 was recorded by the Company in order to maintain the Allowance at levels considered appropriate to cover credit losses inherent in the lending process.  For further discussion on the Allowance, see the “Corporate Risk Profile – Reserve for Credit Losses” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Noninterest Income

Noninterest income increased by $4.8 million or 9% and by $13.2 million or 12% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, with growth in substantially all categories.

Trust and asset management income increased by $1.6 million or 11% and by $2.6 million or 9% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  For the three months ended June 30, 2007 compared to the same period in 2006, the increase in trust and asset management income was primarily due to a $0.6 million increase in asset management fees and a $0.3 million increase in both agency fees and testamentary trust fees.  For the six months ended June 30, 2007 compared to the same period in 2006, the increase in trust and asset management income was primarily due to a $1.1 million increase in asset management fees, a $0.6 million increase in agency fees, and a $0.4 million increase in testamentary trust fees.  Trust and asset management fees are generally correlated with the market value of the assets under administration by the Company.  Total trust assets under administration were $13.2 billion and $12.6 billion as of June 30, 2007 and 2006, respectively.

Mortgage banking income decreased by $0.1 million or 4% and increased by $0.3 million or 5% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  For the three months ended June 30, 2007 compared to the same period in 2006, the decrease in mortgage banking income was primarily due to $1.9 million in investment trading losses, partially offset by a $0.8 million increase in the fair value of the Company’s mortgage servicing rights and a $0.7 million decrease in the amortization of mortgage servicing rights.  The decrease in the amortization of mortgage servicing rights was the result of the Company’s adoption of SFAS No. 156 on January 1, 2007.  For the six months ended June 30, 2007 compared to the same period in 2006, the increase in mortgage banking income was primarily due to a $1.2 million decrease in the amortization of mortgage servicing rights, partially offset by a $0.6 million decrease in the fair value of the Company’s mortgage servicing rights and a $0.3 million in investment trading losses.  Residential mortgage loan production was $233.1 million and $218.7 million for the three months ended June 30, 2007 and 2006, respectively.  Residential mortgage loan production was $437.2 million and $439.3 million for the six months ended June 30, 2007 and 2006, respectively.  The Company’s residential mortgage loan production data is reflective of a strong and stable Hawaii real estate market over these periods.

Service charges on deposit accounts increased by $1.4 million or 14% and by $2.2 million or 11% for the three and six months ended June 30, 2007, respectively, compared to same periods in 2006.  The increase in both periods from 2006 was primarily due to an increase in the number of transactional deposit accounts.  For the six months ended June 30, 2007 compared to the same period in 2006, the increase was partially offset by lower account analysis fees on analyzed business checking accounts as a result of higher earnings credit rates from a rise in short-term interest rates.

Fees, exchange, and other service charges increased by $0.9 million or 6% and by $2.2 million or 7% for the three and six months ended June 30, 2007, respectively, compared to same periods in 2006.  The increase in fees, exchange, and other service charges was primarily due to a $1.0 million and $1.9 million increase in interchange income for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, as a result of increased transactional volume from new and existing debit cardholders.  In addition, for the six months ended June 30, 2007, the Company recorded $0.5 million in income from facilitating customer interest rate swaps.

Insurance income increased by $0.2 million or 4% and by $1.4 million or 14% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  For the three months ended June 30, 2007 compared to the same period in 2006, the increase in insurance income was due to higher annuity product income as a result of higher premiums written.  For the six months ended June 30, 2007 compared to the same period in 2006, the increase was due to a $0.8 million increase in commission and brokerage income and a $0.6 million increase in life and annuity product income.

Other noninterest income increased by $0.2 million or 4% and by $3.9 million or 36% for the three and six months ended June 30, 2007, respectively, compared to same periods in 2006.  For the three months ended June 30, 2007 compared to the same period in 2006, the increase in other noninterest income was due to a $0.7 million increase in income from Bank-Owned Life Insurance (“BOLI”).  This increase was partially offset by reductions in gains from the sale of leveraged leased assets.  For the six months ended June 30, 2007 compared to the same period in 2006, the increase in other noninterest income was primarily due to a $1.0 million increase in income from BOLI, a $1.8 million increase in gains from the sale of leveraged leased assets, and a $0.4 million increase in mutual fund and retail brokerage income.

Noninterest Expense

Noninterest expense increased by $1.1 million or 1% and by $2.4 million or 2% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.

Table 4 presents the components of salaries and benefits expense for the three and six months ended June 30, 2007 and 2006.

Salaries and Benefits (Unaudited)	Table 4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2007	2006	2007	2006
Salaries	$29,220	$27,727	$57,344	$54,451
Incentive Compensation	3,794	3,844	7,413	8,165
Share-Based Compensation	1,333	1,631	2,560	3,112
Commission Expense	2,161	1,833	4,154	3,755
Retirement and Other Benefits	3,365	4,833	7,134	10,068
Payroll Taxes	2,247	2,297	5,769	5,682
Medical, Dental, and Life Insurance	2,263	2,185	4,501	4,346
Separation Expense	204	461	1,118	1,018
Total Salaries and Benefits	$44,587	$44,811	$89,993	$90,597

Salaries and benefits expense decreased by $0.2 million or 1% and by $0.6 million or 1% for the three and six months ended June 30, 2007, respectively, compared to same periods in 2006.  For the three months ended June 30, 2007 compared to the same period in 2006, the decrease in salaries and benefits expense was primarily due to a $0.5 million reduction in postretirement benefits expense, a $0.5 million reversal of the Company’s Money Purchase Plan forfeiture reserve, and a $0.6 million decrease in the Company’s value sharing accrual.  These decreases in salaries and benefits were partially offset by a $1.2 million increase in salaries expense as a result of annual increases.  For the six months ended June 30, 2007 compared to the same period in 2006, the decrease in salaries and benefits expense was primarily due to a $0.9 million reduction in postretirement benefits expense, a $1.0 million reversal of the Money Purchase Plan forfeiture reserve, a $1.2 million decrease in the Company’s value sharing accrual, and a $0.3 million decrease in share-based compensation expense resulting from the vesting of restricted stock units in 2006.  These decreases in salaries and benefits were partially offset by a $2.3 million increase in salaries expense as a result of annual increases.

Professional fees were $2.6 million for the three months ended June 30, 2007 and 2006.  Professional fees increased by $2.1 million or 70% for the six months ended June 30, 2007 compared to the same period in 2006, primarily due to the reversal of legal expenses recorded in 2006.

Provision for Income Taxes

The Company recorded a provision for income taxes of $26.0 million and $35.1 million for the three months end June 30, 2007 and 2006, respectively.  The Company recorded a provision for income taxes of $53.0 million and $60.9 million for the six months ended June 30, 2007 and 2006, respectively.   The Company’s effective tax rate was 35.25% and 48.54% for the three months ended June 30, 2007 and 2006, respectively.  The Company’s effective tax rate was 35.79% and 42.47% for the six months ended June 30, 2007 and 2006, respectively.  The higher effective tax rates in 2006 were the result of an $8.2 million charge recorded in the provision for income taxes in the second quarter of 2006 related to a change in tax law.  The lower effective tax rates in 2007 are also a result of the aforementioned LILO transaction which was effectively settled with the IRS in June 2007.  For the three and six months ended June 30, 2007, the effective settlement of the LILO transaction had the effect of reducing the provision for income taxes by $0.4 million.  Note 4 to the Consolidated Financial Statements (Unaudited) provides an effective tax rate reconciliation for the three and six months ended June 30, 2007 and 2006 and is incorporated herein by reference.

Analysis of Statements of Condition

Investment Securities

Table 5 presents the amortized cost and approximate fair value of the Company’s available-for-sale and held-to-maturity investment securities as of June 30, 2007, December 31, 2006, and June 30, 2006.

Investment Securities (Unaudited)	Table 5

	Amortized	Fair
(dollars in thousands)	Cost	Value
June 30, 2007
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$4,041	$4,017
Debt Securities Issued by States and Political Subdivisions	47,550	46,801
Debt Securities Issued by U.S. Government-Sponsored Enterprises	333,125	330,820
Mortgage-Backed Securities	1,866,563	1,820,219
Other Debt Securities	258,337	253,811
Total	$2,509,616	$2,455,668

Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$30	$30
Mortgage-Backed Securities	327,088	313,559
Total	$327,118	$313,589

December 31, 2006
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$19,036	$18,940
Debt Securities Issued by States and Political Subdivisions	38,833	38,780
Debt Securities Issued by U.S. Government-Sponsored Enterprises	258,938	257,896
Mortgage-Backed Securities	1,990,893	1,955,144
Other Debt Securities	333,131	327,117
Total	$2,640,831	$2,597,877

Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$30	$31
Mortgage-Backed Securities	371,314	360,688
Total	$371,344	$360,719

June 30, 2006 [1]
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$4,608	$4,535
Debt Securities Issued by States and Political Subdivisions	37,546	36,682
Debt Securities Issued by U.S. Government-Sponsored Enterprises	182,018	179,854
Mortgage-Backed Securities	2,041,740	1,968,564
Other Debt Securities	333,242	322,532
Total	$2,599,154	$2,512,167

Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$70	$71
Mortgage-Backed Securities	426,840	408,132
Total	$426,910	$408,203

1  Certain prior period information has been reclassified to conform to current presentation

The carrying value of the Company’s investment securities was $2.8 billion, $3.0 billion, and $2.9 billion as of June 30, 2007, December 31, 2006, and June 30, 2006, respectively.  Investment securities with a carrying value of $1.8 billion, $2.0 billion, and $1.8 billion as of June 30, 2007, December 31, 2006, and June 30, 2006, respectively, which approximates fair value, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

Table 6 presents the Company’s temporarily impaired investment securities as of June 30, 2007, December 31, 2006, and June 30, 2006.

Temporarily Impaired Investment Securities (Unaudited)	Table 6

	Temporarily Impaired		Temporarily Impaired
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2007
Debt Securities Issued by the U.S. Treasury and Government Agencies	$500	$-	$3,017	$(26)	$3,517	$(26)
Debt Securities Issued by State and Political Subdivisions	27,376	(523)	14,722	(252)	42,098	(775)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	249,491	(1,647)	67,714	(703)	317,205	(2,350)
Mortgage-Backed Securities	402,149	(5,285)	1,221,212	(46,221)	1,623,361	(51,506)
Other Debt Securities	-	-	571,929	(14,963)	571,929	(14,963)
Total Temporarily Impaired Investment Securities June 30, 2007	$679,516	$(7,455)	$1,878,594	$(62,165)	$2,558,110	$(69,620)
December 31, 2006	$357,014	$(2,771)	$2,188,561	$(54,928)	$2,545,575	$(57,699)
June 30, 2006	$1,333,582	$(42,146)	$1,434,147	$(65,605)	$2,767,729	$(107,751)

The Company’s temporarily impaired investment securities had gross unrealized losses of $69.6 million as of June 30, 2007, an increase of $11.9 million or 21% and a decrease of $38.1 million or 35% from December 31, 2006 and June 30, 2006, respectively.  The increase in the Company’s temporarily impaired investment securities and related gross unrealized losses from December 31, 2006 to June 30, 2007 was primarily due to an increasing interest rate environment over this time period.  This increase was partially offset by the reclassification of gross unrealized losses of $8.2 million ($5.3 million, net of tax) from accumulated other comprehensive loss to retained earnings as a result of the Company’s adoption of SFAS No. 156 on January 1, 2007.  The decrease in the Company’s temporarily impaired investment securities and related gross unrealized losses from June 30, 2006 to June 30, 2007 was primarily due to run-off and pay-downs on investment securities as well as the timing of purchasing new investment securities.

The Company does not believe that gross unrealized losses as of June 30, 2007 represent an other-than-temporary impairment.  The gross unrealized losses reported for mortgage-backed securities relate primarily to investment securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and private institutions.  The gross unrealized losses of temporarily impaired investment securities as of June 30, 2007, which represented 2% of the amortized cost basis of the Company’s total investment securities, were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company has both the intent and ability to hold the investment securities for a period of time necessary to recover the amortized cost.

Loans and Leases

Table 7 presents the composition of the Company’s loan and lease portfolio by major categories and Table 8 presents the composition of the Company’s consumer loans and leases by geographic area.

Loan and Lease Portfolio Balances (Unaudited)	Table 7

	June 30,	March 31,	December 31,	June 30,
(dollars in thousands)	2007	2007	2006	2006 [1]
Commercial
Commercial and Industrial	$1,065,155	$1,042,174	$1,093,392	$1,008,618
Commercial Mortgage	619,668	611,784	611,334	619,839
Construction	261,478	245,951	249,263	212,490
Lease Financing	480,358	460,837	508,997	475,549
Total Commercial	2,426,659	2,360,746	2,462,986	2,316,496
Consumer
Residential Mortgage	2,505,073	2,495,141	2,493,110	2,457,867
Home Equity	938,261	938,135	944,873	929,386
Other Revolving Credit and Installment	677,750	693,132	700,896	714,617
Lease Financing	18,383	19,998	21,302	23,259
Total Consumer	4,139,467	4,146,406	4,160,181	4,125,129
Total Loans and Leases	$6,566,126	$6,507,152	$6,623,167	$6,441,625

1  Certain prior period information has been reclassified to conform to current presentation.

Consumer Loans by Geographic Area (Unaudited)	Table 8

	June 30,	March 31,	December 31,	June 30,
(dollars in thousands)	2007	2007	2006	2006 [1]
Hawaii
Residential Mortgage	$2,260,948	$2,251,564	$2,253,633	$2,223,994
Home Equity	877,251	873,375	877,624	852,118
Other Revolving Credit and Installment	485,484	507,542	517,504	527,759
Lease Financing	18,383	19,998	21,302	23,259
Guam
Residential Mortgage	235,206	234,663	230,485	224,757
Home Equity	13,526	12,868	11,951	10,942
Other Revolving Credit and Installment	121,515	123,261	124,621	122,854
Mainland U.S.
Home Equity	43,563	47,688	51,038	61,875
Other Revolving Credit and Installment	16,269	6,612	363	-
Other Pacific Islands
Residential Mortgage	8,919	8,914	8,992	9,116
Home Equity	3,921	4,204	4,260	4,451
Other Revolving Credit and Installment	54,482	55,717	58,408	64,004
Total Consumer Loans	$4,139,467	$4,146,406	$4,160,181	$4,125,129

1  Certain prior period information has been reclassified to conform to current presentation.

As of June 30, 2007, loans and leases outstanding were $6.6 billion, a decrease of $57.0 million or 1% from December 31, 2006.  Total commercial loans and total consumer loans decreased by $36.3 million and $20.7 million, respectively.  The decrease in total commercial loans was primarily due to the Company’s decision to exit certain commercial credits classified in the commercial and industrial category and pay-off of certain bridge and short-term loans originated during the fourth quarter of 2006.  Commercial lease financing balances also decreased from December 31, 2006 to June 30, 2007 as a result of the Company’s adoption of FSP No. 13-2, which had the effect of reducing commercial lease financing balances by $42.7 million as of January 1, 2007.  The decrease in total consumer loans was primarily due to decreases in other revolving credit and installment and home equity loans.  The decrease in other revolving credit and installment loans was primarily due to repayments in the Company’s indirect auto portfolio.  The decrease in the Company’s home equity portfolio was primarily due to continued paydowns in the purchased home equity portfolio.  The decrease in total consumer loans was partially offset by an increase in residential mortgage loans which is reflective of the continued strength of the Hawaii residential real estate market.

Loans and leases outstanding increased by $124.5 million or 2% from June 30, 2006 to June 30, 2007.  Total commercial loans and total consumer loans increased by $110.2 million and $14.3 million, respectively.  The increase in commercial loans was primarily due to growth in commercial and industrial as well as construction lending areas of the Company.  The increase in consumer loans over this time period was primarily due to growth in residential mortgage lending activities, which was partially offset by a decrease in other revolving credit and installment loans.

Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.5 billion as of June 30, 2007, December 31, 2006, and June 30, 2006.  Residential mortgage loan repayment rates for the Company’s servicing portfolio, which is concentrated in Hawaii, was slightly higher than the national average for the three months ended June 30, 2007, December 31, 2006, and June 30, 2006.

The recorded value of the Company’s mortgage servicing rights was $29.1 million, $19.4 million, and $18.8 million as of June 30, 2007, December 31, 2006, and June 30, 2006, respectively.  The increase in the value of the Company’s mortgage servicing rights from June 30, 2006 and December 31, 2006 to June 30, 2007 was primarily due to the Company’s adoption of SFAS No. 156 on January 1, 2007 which had the effect of increasing the recorded value of mortgage servicing rights by $8.0 million.  For the six months ended June 30, 2007, the Company capitalized originated mortgage servicing rights of $2.3 million and recorded a reduction in the fair value of mortgage servicing rights of $0.6 million.  Note 2 to the Consolidated Financial Statements (Unaudited) provides additional information on the changes in the fair value of the mortgage servicing rights for the three and six months ended June 30, 2007 and is incorporated herein by reference.

Other Assets

Table 9 presents the major components of the Company’s other assets as of June 30, 2007, December 31, 2006, and June 30, 2006.

Other Assets (Unaudited)	Table 9

	June 30,	December 31,	June 30,
(dollars in thousands)	2007	2006 [1]	2006 [1]
Bank-Owned Life Insurance	$184,909	$156,115	$153,157
Federal Home Loan Bank and Federal Reserve Bank Stock	79,415	79,415	79,415
Low Income Housing Investments and Other Equity Investment	25,932	21,898	24,921
Accounts Receivable	24,416	23,216	22,601
Federal Tax Deposit	61,000	61,000	61,000
Other	37,503	32,265	47,396
Total Other Assets	$413,175	$373,909	$388,490

1  Certain prior period information has been reclassified to conform to current presentation.

The increase in the Company’s other assets from June 30, 2006 and December 31, 2006 to June 30, 2007 was primarily due to an additional $25.0 million placement of BOLI in the first quarter of 2007.   Another component of other assets is the Company’s federal tax deposits of $61.0 million as of June 30, 2007, December 31, 2006, and June 30, 2006, relating to the IRS review of the Company’s LILO and SILO transactions.  The placement of the deposits with the IRS reduced the accrual of additional interest and penalties, which was higher than the Company’s funding costs, associated with the potential underpayment of income taxes related to these transactions.  During the second quarter of 2007, the Company reached an agreement with the IRS that effectively settled the matter related to the Company’s LILO transaction.  The Company expects that the federal tax deposit will be reduced when the final adjustments are processed by the IRS.  There has been no change in the status of the IRS review of the Company’s SILO transactions.   Management believes that the Company has adequate reserves for potential tax exposures related to SILO transactions under review by the IRS as of June 30, 2007.

Deposits

As of June 30, 2007, total deposits were $8.3 billion, an increase of $291.0 million or 4% and by $548.4 million or 7% from December 31, 2006 and June 30, 2006, respectively.  Although the number of noninterest-bearing demand deposit accounts increased, balances decreased by $97.5 million and $79.7 million from December 31, 2006 and June 30, 2006, respectively, primarily due to customers moving their balances to higher yielding products.  Interest-bearing demand and savings balances collectively increased by $345.6 million and $384.9 million from December 31, 2006 and June 30, 2006, respectively, as rates paid on these interest-bearing products have increased.  Time deposits also increased by $42.9 million and $243.2 million from December 31, 2006 and June 30, 2006, respectively, largely due to a migration of retail deposits to higher yielding time deposits.

Table 10 presents the Company’s average balance of time deposits of $100,000 or more.

Average Time Deposits of $100,000 or More (Unaudited)	Table 10

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006 [1]	June 30, 2007	June 30, 2006 [1]
Average Time Deposits	$960,960	$914,070	$769,275	$973,817	$739,916

1  Certain prior period information has been reclassified to conform to current presentation.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $910.3 million as of June 30, 2007, a decrease of $137.5 million or 15% from December 31, 2006 and an increase of $74.7 million or 9% from June 30, 2006.  The decrease from December 31, 2006 was primarily due to paydowns of securities sold under agreements to repurchase placed with private entities.  The increase from June 30, 2006 was primarily due to additional securities sold under agreements to repurchase placed with private entities to provide for sources of liquidity.  As of June 30, 2007, total securities sold under agreements to repurchase placed with private entities were $600.0 million, of which $575.0 million were indexed to the London Inter Bank Offering Rate and $25.0 million were indexed to the 10 year Constant Maturity Swap Rate.  The remaining terms of the private entity agreements range from eight to 14 years.  However, the private entities have the right to terminate the agreements on predetermined dates.  If the private entity agreements are not terminated by predetermined dates, the interest rates on the agreements become fixed, at rates ranging from 4.00% to 5.00%, for the remaining term of the respective agreements.  As of June 30, 2007, the average rate for outstanding private entity agreements was 4.13%.

Table 11 presents the composition of securities sold under agreements to repurchase as of June 30, 2007, December 31, 2006, and June 30, 2006.

Securities Sold Under Agreements to Repurchase (Unaudited)	Table 11

	June 30,	December 31,	June 30,
(dollars in thousands)	2007	2006	2006
Government Entities	$310,302	$372,824	$535,563
Private Entities	600,000	675,000	300,000
Total Securities Sold Under Agreements to Repurchase	$910,302	$1,047,824	$835,563

Borrowings and Long-Term Debt

Borrowings, including funds purchased and other short-term borrowings, were $106.3 million as of June 30, 2007, an increase of $35.1 million or 49% from December 31, 2006 and a decrease of $259.5 million or 71% from June 30, 2006.  The increase in these borrowing instruments from December 31, 2006 was used to partially offset reductions in securities sold under agreements to repurchase over this same period.  The decrease in these borrowing instruments from June 30, 2006 was primarily due to the funding capacity that resulted from an increase in the Company’s deposit balances.

Long-term debt was $260.3 million as of June 30, 2007, relatively unchanged from December 31, 2006 and an increase of $17.6 million or 7% from June 30, 2006.  The increase in the balance from June 30, 2006 was due to $25.0 million of new long-term debt which was placed during the third quarter of 2006, partially offset by other maturing long-term debt and the repurchase of $5.0 million in Bancorp Hawaii Capital Trust I’s capital securities.  The long-term debt placed during the third quarter of 2006 is comprised of $10.0 million which bears a fixed interest rate of 6.00% and is scheduled to mature in five years, and $15.0 million which bears a fixed interest rate of 6.27% and is scheduled to mature in 10 years.  Further discussion of the Company’s borrowings is included in the “Corporate Risk Profile – Liquidity Management” section of MD&A.

Shareholders’ Equity

As of June 30, 2007, the Company’s shareholders’ equity was $708.8 million.  This represented a $10.6 million or 1% decrease from December 31, 2006 and a $42.1 million or 6% increase from June 30, 2006.  The reduction in the Company’s shareholders’ equity from December 31, 2006 to June 30, 2007 was primarily due to $41.2 million in common stock repurchases, $40.8 million in cash dividends paid, and $34.5 million in reductions to retained earnings as a result of the Company’s adoption of several new accounting pronouncements on January 1, 2007.  These reductions to shareholders’ equity were partially offset by net income for the six months ended June 30, 2007 of $95.1 million.  Further discussion of the Company’s capital structure is included in the “Corporate Risk Profile – Capital Management” section of MD&A.

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

On a consolidated basis, the Company considers NIACC a measure of shareholder value creation.  For the six months ended June 30, 2007, consolidated NIACC was $52.8 million, compared to $40.4 million for the six months ended June 30, 2006.  The increase in NIACC was primarily due to the impact of the aforementioned $8.2 million charge recorded in the provision for income taxes in the second quarter of 2006 related to a change in tax law.

Table 12 summarizes NIACC and RAROC results for the Company’s business segments for the three and six months ended June 30, 2007 and 2006.

Business Segment Selected Financial Information (Unaudited)	Table 12

	Retail	Commercial	Investment			Consolidated
(dollars in thousands)	Banking	Banking	Services	Total	Treasury	Total
Three Months Ended June 30, 2007
Allocated Net Income	$26,404	$13,794	$4,889	$45,087	$2,642	$47,729
Allowance Funding Value	(242)	(737)	(10)	(989)	989	-
Provision for Credit Losses	2,559	813	-	3,372	(9)	3,363
Economic Provision	(2,911)	(2,079)	(83)	(5,073)	-	(5,073)
Tax Effect of Adjustments	220	741	34	995	(362)	633
Income Before Capital Charge	26,030	12,532	4,830	43,392	3,260	46,652
Capital Charge	(5,448)	(3,946)	(1,574)	(10,968)	(9,047)	(20,015)
Net Income (Loss) After Capital Charge (NIACC)	$20,582	$8,586	$3,256	$32,424	$(5,787)	$26,637
RAROC (ROE for the Company)	53%	35%	34%		11%	26%

Three Months Ended June 30, 2006 [1]
Allocated Net Income	$25,052	$4,894	$2,861	$32,807	$4,369	$37,176
Allowance Funding Value	(198)	(602)	(8)	(808)	808	-
Provision for Credit Losses	1,862	317	999	3,178	(1,109)	2,069
Economic Provision	(3,076)	(2,188)	(85)	(5,349)	-	(5,349)
Tax Effect of Adjustments	522	915	(335)	1,102	111	1,213
Income Before Capital Charge	24,162	3,336	3,432	30,930	4,179	35,109
Capital Charge	(5,375)	(4,063)	(1,588)	(11,026)	(7,867)	(18,893)
Net Income (Loss) After Capital Charge (NIACC)	$18,787	$(727)	$1,844	$19,904	$(3,688)	$16,216
RAROC (ROE for the Company)	50%	9%	24%		13%	22%

Six Months Ended June 30, 2007
Allocated Net Income	$50,645	$30,154	$9,557	$90,356	$4,708	$95,064
Allowance Funding Value	(450)	(1,432)	(20)	(1,902)	1,902	-
Provision for Credit Losses	5,891	125	-	6,016	(22)	5,994
Economic Provision	(5,869)	(4,264)	(164)	(10,297)	(1)	(10,298)
Tax Effect of Adjustments	158	2,061	68	2,287	(696)	1,591
Income Before Capital Charge	50,375	26,644	9,441	86,460	5,891	92,351
Capital Charge	(10,898)	(8,013)	(3,153)	(22,064)	(17,506)	(39,570)
Net Income (Loss) After Capital Charge (NIACC)	$39,477	$18,631	$6,288	$64,396	$(11,615)	$52,781
RAROC (ROE for the Company)	51%	37%	33%		9%	27%

Six Months Ended June 30, 2006 [1]
Allocated Net Income	$48,583	$18,570	$6,142	$73,295	$9,231	$82,526
Allowance Funding Value	(387)	(1,149)	(16)	(1,552)	1,552	-
Provision for Credit Losses	4,357	738	999	6,094	(1,264)	4,830
Economic Provision	(6,236)	(4,470)	(188)	(10,894)	(1)	(10,895)
Tax Effect of Adjustments	839	1,806	(294)	2,351	(107)	2,244
Income Before Capital Charge	47,156	15,495	6,643	69,294	9,411	78,705
Capital Charge	(10,832)	(8,368)	(3,216)	(22,416)	(15,844)	(38,260)
Net Income (Loss) After Capital Charge (NIACC)	$36,324	$7,127	$3,427	$46,878	$(6,433)	$40,445
RAROC (ROE for the Company)	48%	21%	23%		15%	24%

1  Certain prior period information has been reclassified to conform to current presentation.

Retail Banking

The Retail Banking segment offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases and installment loans.  Deposit products include checking, savings and time deposit accounts.  The Retail Banking segment also provides merchant services to its small business customers.  Products and services from the Retail Banking segment are delivered to customers through 71 Hawaii branch locations, 468 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), and a 24-hour telephone banking service.  This segment also offers retail property and casualty insurance products.

The segment’s key financial measures increased for the three and six months ended June 30, 2007 compared to three and six months ended June 30, 2006.  The segment experienced higher noninterest income, primarily as a result of higher interchange from debit card sales, transaction volume, and growth in the number of transactional deposit accounts.   The increase in net interest income was due to higher earnings credit on the segment’s deposit portfolio.  These positive trends were partially offset by an increase in noninterest expense primarily resulting from higher debit card program and salary expenses.

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

The improvement in the segment’s key financial measures for the three and six months ended June 30, 2006 to the three and six months ended June 30, 2007 was primarily due to a charge recorded in the second quarter of 2006 related to a change in tax law.

The improvement in net interest income for the three and six months ended June 30, 2006 compared to the six months ended June 30, 2007 was due to growth in average loans and deposits, offset by net interest margin compression.  Net interest margin declined due to lower loan spreads and growth in higher cost savings and time deposits.  The increase in noninterest expense was primarily due to higher salaries and allocated expenses.  The increase in noninterest income for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was due to higher gains on the sale of leased equipment.

Investment Services Group

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

The improvement in the segment’s key financial measures for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2007 was primarily due to an increase in noninterest income and a decrease in noninterest expense. Trust and asset management fee income increased largely due to improved market conditions, resulting in increases in both average market values of assets under management and investment advisory fees on money market accounts. The increase in noninterest income was also due to growth in fee income on products offered through the full service brokerage business.  Noninterest expense decreased primarily due to lower salaries and benefits, other operating, and allocated expenses.

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

The decline in the segment’s key financial measures for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 was primarily due to a decrease in net interest income.  The decrease in net interest income was primarily due to higher funding costs associated with the Company’s deposit portfolio and an increase in the volume of short-term borrowings.  Additionally, average short-term borrowing rates for the six months ended June 30, 2007 increased compared to the six months ended June 30, 2006.

Corporate Risk Profile

Credit Risk

The Company’s credit risk position remained strong during the six months ended June 30, 2007.  The Company’s non-accrual loans and leases increased modestly to $6.3 million as of June 30, 2007 from $5.9 million as of December 31, 2006 primarily due to an increase in non-accrual loans in lease financing, partially offset by a reduction in the commercial and industrial category.  The ratio of non-accrual loans and leases to total loans and leases of 0.10% as of June 30, 2007 was slightly higher than the ratio of 0.09% as of December 31, 2006 and 0.08% as of June 30, 2006.

The Company’s favorable credit risk profile reflected sustained strength in the Hawaii and Mainland economies, improving economic conditions in Guam, as well as disciplined commercial and retail underwriting and portfolio management.  The quality of the Hawaii-based portfolio was complimented by a stable local economy in construction and real estate industries and continued strength in domestic visitor arrivals, despite higher energy costs and increasing inflationary trends.

Relative to the Company’s total loan and lease portfolio, domestic airline carriers continued to demonstrate a higher risk profile due to fuel costs, pension plan obligations, and marginal pricing power.  In the evaluation of the Reserve for Credit Losses (the “Reserve”), Management continues to consider the ongoing financial issues within the airline industry in its evaluation of the Company’s reserve for credit losses.  Table 13 below summarizes the Company’s air transportation credit exposure as of June 30, 2007, December 31, 2006, and June 30, 2006.

Air Transportation Credit Exposures [1] (Unaudited)	Table 13

	June 30, 2007			Dec. 31, 2006	June 30, 2006
		Unused	Total	Total	Total
(dollars in thousands)	Outstanding	Commitments	Exposure	Exposure	Exposure
Passenger Carriers Based In the United States	$65,607	$-	$65,607	$68,035	$68,213
Passenger Carriers Based Outside the United States	19,246	-	19,246	19,406	19,542
Cargo Carriers	13,279	-	13,279	13,240	13,240
Total Air Transportation Credit Exposure	$98,132	$-	$98,132	$100,681	$100,995

1  Exposure includes loans, leveraged leases and operating leases.

Non-Performing Assets

Non-performing assets (“NPAs”) consisted of non-accrual loans and leases, foreclosed real estate, and other non-performing investments.  The Company’s NPAs were $6.3 million as of June 30, 2007, a $0.1 million decrease from December 31, 2006 and a $0.9 million increase from June 30, 2006.  The increase in NPAs from June 30, 2006 was primarily due to the addition of one lease collateralized by construction equipment of $0.9 million which was placed on non-accrual status in the second quarter of 2007.

Included in NPAs are loans considered impaired.  Impaired loans are defined as those which the Company believes it is probable it will not collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans were $0.1 million as of June 30, 2007 and 2006.   Impaired loans were $0.4 million as of December 31, 2006.  The decrease in impaired loans from December 31, 2006 was primarily due to the charge-off of a $0.4 million commercial and industrial loan during the first quarter of 2007.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Consisting primarily of residential mortgages and personal unsecured lines of credit, accruing loans and leases past due 90 days or more were $1.4 million as of June 30, 2007, a decrease of $1.4 million from December 31, 2006 and June 30, 2006.  The decrease in accruing loans and leases past due 90 days or more from December 31, 2006 to June 30, 2007 was primarily due to the resolution of revolving credit and installment loans.  The decrease in accruing loans and leases past due 90 days or more from June 30, 2006 to June 30, 2007 was primarily due to a decrease in past due loans in the residential mortgage category.

Due to the low volume of NPAs and accruing loans and leases past due 90 days or more, management anticipates some degree of variability in the balances in these categories from period to period and does not consider modest changes to be indicative of significant asset quality trends.

Table 14 presents information on the Company’s non-performing assets and accruing loans and leases past due 90 days or more.

Consolidated Non-Performing Assets and Accruing Loans Past Due 90 Days or More (Unaudited)	Table 14

	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2007	2007	2006	2006	2006
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$265	$273	$769	$400	$227
Commercial Mortgage	130	38	40	44	48
Lease Financing	914	-	31	-	-
Total Commercial	1,309	311	840	444	275
Consumer
Residential Mortgage	3,844	4,345	4,914	4,253	4,628
Home Equity	899	476	164	254	204
Other Revolving Credit and Installment	214	242	-	-	-
Total Consumer	4,957	5,063	5,078	4,507	4,832
Total Non-Accrual Loans and Leases	6,266	5,374	5,918	4,951	5,107
Foreclosed Real Estate	48	462	407	409	188
Other Investments	-	-	82	82	82
Total Non-Performing Assets	$6,314	$5,836	$6,407	$5,442	$5,377

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Lease Financing	$-	$4	$-	$-	$-
Consumer
Residential Mortgage	188	706	519	882	1,157
Home Equity	60	219	331	62	86
Other Revolving Credit and Installment	1,158	1,441	1,954	2,044	1,561
Lease Financing	-	10	10	-	-
Total Consumer	1,406	2,376	2,814	2,988	2,804
Total Accruing Loans and Leases Past Due 90 Days or More	$1,406	$2,380	$2,814	$2,988	$2,804

Total Loans and Leases	$6,566,126	$6,507,152	$6,623,167	$6,489,057	$6,441,625

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.10%	0.08%	0.09%	0.08%	0.08%

Ratio of Non-Performing Assets to Total Loans and Leases, Foreclosed Real Estate, and Other Investments	0.10%	0.09%	0.10%	0.08%	0.08%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases	0.12%	0.13%	0.14%	0.13%	0.13%

Quarter to Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$5,836	$6,407	$5,442	$5,377	$5,906
Additions	2,279	1,548	2,427	1,507	1,509
Reductions
Payments	(804)	(1,150)	(255)	(848)	(1,347)
Return to Accrual	(473)	(435)	(897)	(382)	(260)
Sales of Foreclosed Assets	(326)	(56)	(112)	(20)	(99)
Charge-offs/Write-downs	(198)	(478)	(198)	(192)	(332)
Total Reductions	(1,801)	(2,119)	(1,462)	(1,442)	(2,038)
Balance at End of Quarter	$6,314	$5,836	$6,407	$5,442	$5,377

Reserve for Credit Losses

The Company maintains a Reserve which consists of two components, the Allowance and a Reserve for Unfunded Commitments (“Unfunded Reserve”).  The Reserve provides for the risk of credit losses inherent in the loan portfolio and is based on loss estimates derived from a comprehensive  quarterly evaluation.  The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, other relevant environmental and economic factors.

The level of the Allowance is adjusted by recording an expense or recovery through the Provision.  The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense.  After considering the evaluation criteria above and net charge-offs for the period, the Company recorded a Provision of $3.4 million and $6.0 million for the three and six months ended June 30, 2007, respectively.  As a result, the Allowance and the Unfunded Reserve were unchanged from December 31, 2006 and June 30, 2006 reflecting a relatively stable asset quality environment during this period.  The ratio of the Allowance to total loans and leases outstanding was 1.39% as of June 30, 2007, an increase of two basis points from December 31, 2006 primarily due to an increase in loans and leases outstanding.  Table 15 presents the Company’s Reserve for the three and six months ended June 30, 2007 and 2006.

Consolidated Reserve for Credit Losses (Unaudited)			Table 15
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2007	2006 [1]	2007	2006 [1]
Balance at Beginning of Period	$96,167	$96,167	$96,167	$96,167
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(738)	(677)	(1,543)	(1,060)
Lease Financing	-	-	(22)	-
Consumer
Residential Mortgage	(47)	(29)	(47)	(39)
Home Equity	(240)	(86)	(342)	(227)
Other Revolving Credit and Installment	(4,195)	(4,467)	(9,909)	(8,721)
Lease Financing	-	-	-	(12)
Total Loans and Leases Charged-Off	(5,220)	(5,259)	(11,863)	(10,059)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	315	1,445	592	1,740
Commercial Mortgage	36	335	121	424
Lease Financing	6	-	2,087	-
Consumer
Residential Mortgage	54	119	189	241
Home Equity	55	127	120	188
Other Revolving Credit and Installment	1,384	1,158	2,749	2,621
Lease Financing	7	6	11	15
Total Recoveries on Loans and Leases Previously Charged-Off	1,857	3,190	5,869	5,229
Net Loans and Leases Charged-Off	(3,363)	(2,069)	(5,994)	(4,830)
Provision for Credit Losses	3,363	2,069	5,994	4,830
Balance at End of Period [2]	$96,167	$96,167	$96,167	$96,167

Components
Allowance for Loan and Lease Losses	$90,998	$91,035	$90,998	$91,035
Reserve for Unfunded Commitments	5,169	5,132	5,169	5,132
Total Reserve for Credit Losses	$96,167	$96,167	$96,167	$96,167

Average Loans and Leases Outstanding	$6,532,736	$6,317,682	$6,547,212	$6,250,082

Ratio of Net Loans and Leases Charged-Off to
Average Loans and Leases Outstanding (annualized)	0.21%	0.13%	0.18%	0.16%
Ratio of Allowance for Loans and Lease Losses to Loans and Leases Outstanding	1.39%	1.41%	1.39%	1.41%

1  Certain prior period information has been reclassified to conform to current presentation.

2  Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the Consolidated Statements of Condition (Unaudited).

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices.  The Company is exposed to market risk as a consequence of the normal course of conducting its business activities.  Financial products that expose the Company to market risk include investment securities, loans and leases, deposits, debt, and derivative financial instruments.  The Company’s market risk management process involves measuring, monitoring, controlling, and managing risks that can significantly impact the Company’s statements of income and condition.  In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance, while limiting volatility.  In the management of market risks, activities are categorized into “trading” and “other than trading.”

The Company’s trading activities include trading securities that are used to manage the market risk exposure of the Company’s mortgage servicing rights which are recorded at fair value on the statement of condition as of January 1, 2007.  The Company’s trading activities also includes foreign currency and foreign exchange contracts that expose the Company to a small degree of foreign currency risk.  Foreign currency and foreign exchange contracts are primarily executed on behalf of customers and at times for the Company’s own account.  The Company also enters into interest rate swap agreements with customers in order to facilitate their desire to manage market risk.  However, the Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third parties.

The Company’s other than trading activities include normal business transactions that expose the Company’s balance sheet profile to varying degrees of market risk.  The Company’s primary market risk exposure is interest rate risk.  A key element in the process of managing market risk involves oversight by senior management and the Board of Directors as to the level of such risk assumed by the Company on its statement of condition.  The Board of Directors reviews and approves risk management policies, including risk limits and guidelines, and delegates oversight functions to the Asset/Liability Management Committee (“ALCO”).  The ALCO, consisting of senior business and finance officers, monitors the Company’s market risk exposure and, as market conditions dictate, modifies positions as deemed appropriate.  The ALCO may also direct the Company to use derivative financial instruments, as deemed prudent.

Interest Rate Risk

The objective of the Company’s interest rate risk management process is to maximize net interest income while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.

The Company’s statement of condition is sensitive to changes in the general level of interest rates.  This interest rate risk arises primarily from the Company’s normal business activities of gathering deposits and extending loans and leases.  Many other factors also affect the Company’s exposure to changes in interest rates, such as general economic and financial conditions, customer preferences, historical pricing relationships, and repricing characteristics of financial instruments.

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

In managing interest rate risk, the Company, through the ALCO, measures short-term and long-term sensitivities to changes in interest rates.  The ALCO utilizes several techniques to manage interest rate risk, which include shifting balance sheet mix or altering the interest rate characteristics of assets and liabilities, changing product pricing strategies, modifying characteristics of the investment securities portfolio, or using derivative financial instruments.  The Company’s use of derivative financial instruments has generally been limited over the past several years.  This is due to the natural on-balance sheet hedge arising out of offsetting interest rate exposures from loans, leases, and investment securities with deposits and other interest bearing liabilities.  In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by ALCO.  For example, during the six months ended June 30, 2007, the Company utilized its trading portfolio to offset the change in fair value of its mortgage servicing rights.  Natural and offsetting hedges reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures.  Expected movements in interest rates are also considered in managing interest rate risk.  Thus, as interest rates change, the Company may use different techniques to manage interest rate risk.

A key element in the Company’s ongoing process to measure and monitor interest rate risk is the utilization of an asset/liability simulation model.  This model is used to estimate and measure the balance sheet sensitivity to changes in interest rates.  These estimates are based on assumptions about the behavior of loan, lease, and deposit pricing, repayment rates on mortgage-based assets, and principal amortization and maturities on other financial instruments.  The model’s analytics include the effects of embedded options.  While such assumptions are inherently uncertain, management believes that these assumptions are reasonable.  As a result, the simulation model attempts to capture the dynamic nature of the balance sheet and provide a sophisticated estimate rather than a precise prediction of exposure to changes in interest rates.

The Company utilizes net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 16 presents, as of June 30, 2007 and 2006, an estimate of the change in net interest income during a quarterly time frame that would result from a gradual 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for net interest income without any change in strategy.  Based on the net interest income simulation as of June 30, 2007, the Company’s statement of condition was approximately neutral to parallel changes in interest rates.  Net interest income sensitivity to changes in interest rates as of June 30, 2007 was slightly less sensitive to changes in interest rates in absolute terms as compared to the sensitivity profile of the Company as of June 30, 2006.  To analyze the impact of changes in interest rates in a more realistic manner, non-parallel rate scenarios are also simulated.  These non-parallel rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve become inverted for a period of time.  Conversely, if the yield curve should steepen, net interest income may increase.

Net Interest Income Sensitivity Profile (Unaudited)	Table 16
	Change in Net Interest Income Per Quarter
(dollars in thousands)	June 30, 2007			June 30, 2006
Change in Interest Rates (basis points)
+200	$(199)	(0.2	) %	$306	0.3%
+100	(99)	(0.1)		407	0.4
-100	(298)	(0.3)		(306)	(0.3)
-200	(1,093)	(1.1)		(1,121)	(1.1)

The Company also uses a Market Value of Portfolio Equity (“MVPE”) sensitivity to estimate the net present value change in the Company’s assets, liabilities, and off-balance sheet arrangements from changes in interest rates.  The MVPE was approximately $1.9 billion as of June 30, 2007 and 2006.  Table 17 presents, as of June 30, 2007 and 2006, an estimate of the change in the MVPE sensitivity that would occur from an instantaneous 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve.  The MVPE sensitivity increased in all interest rate change scenarios as of June 30, 2007 compared to June 30, 2006 as a result of the relative shift in the funding source for asset growth and the lower and partially inverted yield curve.  Further enhancing the MVPE sensitivity analysis are value-at-risk, key rate analysis, duration of equity, and the exposure to basis risk and non-parallel yield curve shifts.  There are inherent limitations to these measures; however, used along with the MVPE sensitivity analysis, the Company obtains better overall insight for managing its exposure to changes in interest rates.  Based on the additional analyses, the Company estimates its greatest exposure is in scenarios where medium term rates rise on a relative basis more than short-term and long-term rates.

Market Value of Equity Sensitivity Profile (Unaudited)	Table 17
	Change in Market Value of Equity
(dollars in thousands)	June 30, 2007			June 30, 2006
Change in Interest Rates (basis points)
+200	$(162,316)	(8.6	) %	$(139,453)	(7.3)%
+100	(77,137)	(4.1)		(61,335)	(3.2)
-100	19,358	1.0		18,630	1.0
-200	(50,923)	(2.7)		(43,664)	(2.3)

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

The Bank is a member of the Federal Home Loan Bank of Seattle (the “FHLB”), which provides an additional source of short-term and long-term funding.  Outstanding borrowings from the FHLB were $75.0 million as of June 30, 2007 at a weighted average interest rate of 3.73%.  Outstanding borrowings were $75.0 million as of December 31, 2006 and $77.5 million as of June 30, 2006.  A total of $25.0 million are expected to mature in less than one year.

Additionally, the Bank maintains a $1.0 billion senior and subordinated bank note program.  Under this facility, the Bank may issue additional notes provided that the aggregate amount outstanding does not exceed $1.0 billion.  Subordinated notes outstanding under this bank note program were $124.9 million as of June 30, 2007 and December 31, 2006, and $124.8 million as of June 30, 2006 at a fixed interest rate of 6.875%.

Capital Management

The Parent and the Bank are subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Parent and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of June 30, 2007, the Parent and the Bank were “well capitalized” under this regulatory framework.  There have been no conditions or events since June 30, 2007 that management believes have changed either the Parent’s or the Bank’s capital classifications.

As of June 30, 2007, the Company had subordinated debt of $124.9 million, of which $25.0 million qualified as total capital for regulatory capital purposes.  Also, as of June 30, 2007, the Company had $26.4 million of capital securities outstanding, all of which qualified as Tier 1 capital for regulatory capital purposes.  However, the capital securities were classified as long-term debt in the Consolidated Statements of Condition.

As of June 30, 2007, the Company’s shareholders’ equity was $708.8 million.  This represented a $10.6 million or 1% decrease from December 31, 2006 and a $42.1 million or 6% increase from June 30, 2006.  The reduction in the Company’s shareholders’ equity from December 31, 2006 to June 30, 2007 was primarily due to $41.2 million in common stock repurchases, $40.8 million in cash dividends paid, and $34.5 million in reductions to retained earnings as a result of the Company’s adoption of several new accounting pronouncements on January 1, 2007.  These reductions to shareholders’ equity were partially offset by net income for the six months ended June 30, 2007 of $95.1 million.

For the six months ended June 30, 2007, 0.7 million shares of common stock were repurchased under the share repurchase program at an average cost of $52.80 per share, totaling $39.2 million.  From the beginning of the share repurchase program in July 2001 through June 30, 2007, the Company repurchased a total of 43.2 million shares of common stock and returned approximately $1.5 billion to its shareholders at an average cost of $34.67 per share.  From July 1, 2007 through July 20, 2007, the Company repurchased an additional 95,000 shares of common stock at an average cost of $51.55 per share for a total of $4.9 million, resulting in remaining buyback authority under the share repurchase program of $47.3 million.

In July 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.41 per share on the Company’s outstanding shares.  The dividend will be payable on September 14, 2007 to shareholders of record at the close of business on August 31, 2007.

Table 18 presents the Company’s regulatory capital and ratios as of June 30, 2007, December 31, 2006, and June 30, 2006.

	Regulatory Capital and Ratios (Unaudited)			Table 18
		June 30,	Dec. 31,	June 30,
	(dollars in thousands)	2007	2006	2006
	Regulatory Capital
	Shareholders’ Equity	$708,806	$719,420	$666,728
Add:	8.25% Capital Securities of Bancorp Hawaii Capital Trust I	26,425	26,425	31,425
Less:	Goodwill	34,959	34,959	34,959
	Adjustment to Initially Apply FASB Statement No. 158, Net of Tax	6,798	6,958	-
	Unrealized Valuation on Investment Securities Available-for-Sale and Other Adjustments	(34,527)	(27,491)	(55,681)
	Tier 1 Capital	728,001	731,419	718,875
	Allowable Reserve for Credit Losses	91,368	91,585	90,545
	Qualifying Subordinated Debt	24,976	49,942	49,932
	Unrealized Gains on Investment Securities Available-for-Sale	9	17	5
	Total Regulatory Capital	$844,354	$872,963	$859,357

	Risk-Weighted Assets	$7,304,650	$7,322,255	$7,237,985

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio	9.97%	9.99%	9.93%
	Total Capital Ratio	11.56	11.92	11.87
	Leverage Ratio	7.02	7.06	7.09

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

Credit Commitments

The Company’s credit commitments as of June 30, 2007 were as follows:

Credit Commitments (Unaudited)					Table 19
	Less Than			After 5
(dollars in thousands)	One Year	1-3 Years	4-5 Years	Years	Total
Unfunded Commitments to Extend Credit	$742,054	$221,380	$484,190	$1,302,901	$2,750,525
Standby Letters of Credit	77,621	2,655	-	-	80,276
Commercial Letters of Credit	26,479	-	-	-	26,479
Total Credit Commitments	$846,154	$224,035	$484,190	$1,302,901	$2,857,280

Contractual Obligations

The Company adopted the provisions of FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have a material effect on the contractual obligations table presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4.    Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Unaudited)
			Total Number of Shares	Approximate Dollar Value
	Total Number		Purchased as Part of	of Shares that May Yet Be
	of Shares	Average Price	Publicly Announced Plans	Purchased Under the
Period	Purchased [1]	Paid Per Share	or Programs	Plans or Programs [2]
April 1 - 30, 2007	96,034	$52.95	95,000	$67,276,423
May 1 - 31, 2007	132,085	54.07	127,500	60,384,023
June 1 - 30, 2007	157,323	52.34	157,000	52,166,226
Total	385,442	53.09	379,500

1 The months of April, May, and June 2007 included 1,034, 4,585, and 323 mature shares, respectively, purchased from employees in connection with stock option exercises. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Company’s common stock on the dates of purchase.

2 The Company repurchased shares during the second quarter of 2007 pursuant to its ongoing share repurchase program that was first announced in July 2001. As of July 20, 2007, $47.3 million remained of the total $1.55 billion total repurchase amount authorized by the Company’s Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual shareholders meeting held on April 27, 2007, the following matters were submitted to a vote of the shareholders:

a.	Election of Directors to the Board of Directors: *

Mary G.F. Bitterman:

Votes cast for:	43,324,781
Votes withheld:	958,583

Martin A. Stein:

Votes cast for:	43,186,172
Votes withheld:	1,097,193

Barbara J. Tanabe:

Votes cast for:	43,639,182
Votes withheld:	644,182

Robert W. Wo, Jr.:

Votes cast for:	43,733,802
Votes withheld:	549,563

b.	Ratification of Selection of an Independent Registered Public
Accounting Firm – Ernst & Young LLP

Votes cast for:	43,170,464
Votes cast against:	1,031,619
Abstentions:	81,281

*                 The directors are elected by a plurality of the votes cast; therefore, votes cast in the election could not be recorded against or as an abstention, nor could broker non-votes be recorded.

Item 5.    Other Information

None.

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 25, 2007	Bank of Hawaii Corporation

	By:	/s/ Allan R. Landon
Allan R. Landon
Chairman of the Board,
Chief Executive Officer and President

	By:	/s/ Daniel C. Stevens
Daniel C. Stevens
Chief Financial Officer

Exhibit Index

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002