Form 10-Q
period 2007-09-30
BANK OF HAWAII CORP
filed 2007-10-24
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

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

As of October 19, 2007, there were 48,999,283 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2007	2006 [1]	2007	2006 [1]
Interest Income
Interest and Fees on Loans and Leases	$112,787	$110,065	$335,111	$313,824
Income on Investment Securities
Trading	1,114	-	4,089	-
Available-for-Sale	33,486	31,949	96,010	94,010
Held-to-Maturity	3,616	4,558	11,495	13,973
Deposits	1,086	50	1,240	148
Funds Sold	1,103	66	2,694	361
Other	364	272	1,061	816
Total Interest Income	153,556	146,960	451,700	423,132
Interest Expense
Deposits	37,613	28,464	104,689	72,753
Securities Sold Under Agreements to Repurchase	11,726	11,959	35,277	29,651
Funds Purchased	1,654	2,270	4,029	6,815
Short-Term Borrowings	87	82	265	212
Long-Term Debt	3,920	3,835	11,869	11,293
Total Interest Expense	55,000	46,610	156,129	120,724
Net Interest Income	98,556	100,350	295,571	302,408
Provision for Credit Losses	4,070	2,785	10,064	7,615
Net Interest Income After Provision for Credit Losses	94,486	97,565	285,507	294,793
Noninterest Income
Trust and Asset Management	15,146	14,406	47,114	43,791
Mortgage Banking	3,848	2,394	9,698	7,950
Service Charges on Deposit Accounts	11,919	10,723	33,958	30,550
Fees, Exchange, and Other Service Charges	16,465	16,266	49,082	46,666
Investment Securities Gains, Net	789	19	1,380	19
Insurance	7,446	6,713	18,548	16,423
Other	5,629	6,366	20,450	17,261
Total Noninterest Income	61,242	56,887	180,230	162,660
Noninterest Expense
Salaries and Benefits	44,944	43,133	134,937	133,730
Net Occupancy	10,267	9,998	29,773	29,017
Net Equipment	4,871	5,285	14,529	15,115
Professional Fees	2,369	2,638	7,511	5,665
Other	18,999	18,751	56,655	55,838
Total Noninterest Expense	81,450	79,805	243,405	239,365
Income Before Provision for Income Taxes	74,278	74,647	222,332	218,088
Provision for Income Taxes	26,499	27,727	79,489	88,642
Net Income	$47,779	$46,920	$142,843	$129,446
Basic Earnings Per Share	$0.98	$0.94	$2.90	$2.57
Diluted Earnings Per Share	$0.96	$0.92	$2.86	$2.52
Dividends Declared Per Share	$0.41	$0.37	$1.23	$1.11
Basic Weighted Average Shares	48,913,293	49,960,617	49,204,295	50,407,013
Diluted Weighted Average Shares	49,663,049	50,879,937	50,001,594	51,453,496

[1] Basic earnings per share for the three and nine months ended September 30, 2006 was corrected from $0.95 and $2.58, respectively. Diluted earnings per share for the three and nine months ended September 30, 2006 was corrected from $0.93 and $2.53, respectively. In addition, basic weighted average shares for the three and nine months ended September 30, 2006 was corrected from 49,586,947 and 50,180,280, respectively.
Diluted weighted average shares for the three and nine months ended September 30, 2006 was corrected from 50,506,267 and 51,226,763, respectively. Corrections were first reported in the fourth quarter of 2006.

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

	September 30,	December 31,	September 30,
(dollars in thousands)	2007	2006	2006
Assets
Interest-Bearing Deposits	$35,471	$4,990	$5,238
Funds Sold	-	50,000	-
Investment Securities
Trading	92,831	-	-
Available-for-Sale
Portfolio	1,935,383	1,846,742	1,973,719
Pledged as Collateral	656,599	751,135	678,914
Held-to-Maturity (Fair Value of $299,191; $360,719; and $385,891)	307,653	371,344	397,520
Loans Held for Sale	8,016	11,942	15,336
Loans and Leases	6,599,915	6,623,167	6,489,057
Allowance for Loan and Lease Losses	(90,998)	(90,998)	(90,795)
Net Loans and Leases	6,508,917	6,532,169	6,398,262
Total Earning Assets	9,544,870	9,568,322	9,468,989
Cash and Noninterest-Bearing Deposits	344,267	398,342	283,621
Premises and Equipment	120,318	125,925	127,521
Customers’ Acceptances	1,967	1,230	673
Accrued Interest Receivable	52,652	49,284	49,339
Foreclosed Real Estate	105	407	409
Mortgage Servicing Rights	28,407	19,437	18,995
Goodwill	34,959	34,959	34,959
Other Assets	422,050	373,909	386,709
Total Assets	$10,549,595	$10,571,815	$10,371,215

Liabilities
Deposits
Noninterest-Bearing Demand	$1,894,933	$1,993,794	$1,879,644
Interest-Bearing Demand	1,530,982	1,642,375	1,608,774
Savings	2,711,169	2,690,846	2,596,940
Time	1,738,082	1,696,379	1,601,765
Total Deposits	7,875,166	8,023,394	7,687,123
Funds Purchased	191,900	60,140	160,600
Short-Term Borrowings	10,749	11,058	11,290
Securities Sold Under Agreements to Repurchase	1,087,511	1,047,824	1,099,260
Long-Term Debt	235,350	260,288	265,268
Banker’s Acceptances	1,967	1,230	673
Retirement Benefits Payable	41,125	48,309	72,651
Accrued Interest Payable	18,526	22,718	18,659
Taxes Payable and Deferred Taxes	271,089	277,202	280,611
Other Liabilities	84,515	100,232	91,608
Total Liabilities	9,817,898	9,852,395	9,687,743
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: September 2007 - 57,005,602 / 49,068,275; December 2006 - 56,848,609 / 49,777,654; and September 2006 - 56,848,799 / 49,809,709)	567	566	566
Capital Surplus	482,586	475,178	471,908
Accumulated Other Comprehensive Loss	(28,359)	(39,084)	(49,422)
Retained Earnings	671,451	630,660	605,976
Treasury Stock, at Cost (Shares: September 2007 - 7,937,327;
December 2006 - 7,070,955; and September 2006 - 7,039,090)	(394,548)	(347,900)	(345,556)
Total Shareholders’ Equity	731,697	719,420	683,472
Total Liabilities and Shareholders’ Equity	$10,549,595	$10,571,815	$10,371,215

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accum.
				Other
				Compre-		Deferred		Compre-
		Common	Capital	hensive	Retained	Stock	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	Loss	Earnings	Grants	Stock	Income
Balance as of December 31, 2006	$719,420	$566	$475,178	$(39,084)	$630,660	$-	$(347,900)
Cumulative-Effect Adjustment of a Change in Accounting Principle, Net of Tax:
SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”	5,126	-	-	5,279	(153)	-	-
FSP No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”	(27,106)	-	-	-	(27,106)	-	-
FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”	(7,247)	-	-	-	(7,247)	-	-
Comprehensive Income:
Net Income	142,843	-	-	-	142,843	-	-	$142,843
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	4,809	-	-	4,809	-	-	-	4,809
Amortization of Prior Service Credit and Net Actuarial Loss	637	-	-	637	-	-	-	637
Total Comprehensive Income								$148,289
Share-Based Compensation	4,464	-	4,464	-	-	-	-
Tax Benefits related to Share-Based Compensation	2,624	-	2,624	-	-	-	-
Common Stock Issued under Purchase and Equity Compensation Plans (628,252 shares)	16,321	1	320	-	(6,611)	-	22,611
Common Stock Repurchased (1,335,305 shares)	(69,259)	-	-	-	-	-	(69,259)
Cash Dividends Paid	(60,935)	-	-	-	(60,935)	-	-
Balance as of September 30, 2007	$731,697	$567	$482,586	$(28,359)	$671,451	$-	$(394,548)

Balance as of December 31, 2005	$693,352	$565	$473,338	$(47,818)	$546,591	$(11,080)	$(268,244)
Comprehensive Income:
Net Income	129,446	-	-	-	129,446	-	-	$129,446
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(1,604)	-	-	(1,604)	-	-	-	(1,604)
Total Comprehensive Income								$127,842
Share-Based Compensation	4,017	-	4,017	-	-	-	-
Tax Benefits related to Share-Based Compensation	5,412	-	5,412	-	-	-	-
Common Stock Issued under Purchase and Equity Compensation Plans (730,432 shares)	21,337	1	(10,859)	-	(13,764)	11,080	34,879
Common Stock Repurchased (2,194,534 shares)	(112,191)	-	-	-	-	-	(112,191)
Cash Dividends Paid	(56,297)	-	-	-	(56,297)	-	-
Balance as of September 30, 2006	$683,472	$566	$471,908	$(49,422)	$605,976	$-	$(345,556)

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(dollars in thousands)	2007	2006
Operating Activities
Net Income	$142,843	$129,446
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	10,064	7,615
Depreciation and Amortization	11,006	12,292
Amortization of Deferred Loan and Lease Fees	(1,354)	(2,350)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	2,250	3,086
Change in Fair Value of Mortgage Servicing Rights	2,221	-
Share-Based Compensation	4,464	4,017
Benefit Plan Contributions	(8,404)	(1,278)
Deferred Income Taxes	(81,991)	19,475
Net Gains on Investment Securities	(1,380)	(19)
Net Change in Trading Securities	71,349	-
Proceeds from Sales of Loans Held for Sale	253,217	242,040
Originations of Loans Held for Sale	(249,291)	(239,461)
Tax Benefits from Share-Based Compensation	(2,624)	(5,412)
Net Change in Other Assets and Other Liabilities	532	(28,363)
Net Cash Provided by Operating Activities	152,902	141,088

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	418,107	319,846
Proceeds from Sales	50,012	25,020
Purchases	(611,015)	(464,103)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	63,193	76,183
Purchases	-	(20,250)
Net Change in Loans and Leases	(28,176)	(326,376)
Premises and Equipment, Net	(5,399)	(5,900)
Net Cash Used In Investing Activities	(113,278)	(395,580)

Financing Activities
Net Change in Deposits	(148,228)	(220,345)
Net Change in Short-Term Borrowings	171,138	384,213
Proceeds from Long-Term Debt	-	25,000
Repayments of Long-Term Debt	(25,000)	(2,500)
Tax Benefits from Share-Based Compensation	2,624	5,412
Proceeds from Issuance of Common Stock	16,442	21,341
Repurchase of Common Stock	(69,259)	(112,191)
Cash Dividends Paid	(60,935)	(56,297)
Net Cash (Used In) Provided by Financing Activities	(113,218)	44,633

Net Change in Cash and Cash Equivalents	(73,594)	(209,859)
Cash and Cash Equivalents at Beginning of Period	453,332	498,718
Cash and Cash Equivalents at End of Period	$379,738	$288,859
Supplemental Information
Cash Paid for:
Interest	$160,321	$112,975
Income Taxes	73,981	63,935
Non-Cash Investing and Financing Activities:
Transfers from Investment Securities-Available-for-Sale to Trading	164,180	-
Transfers from Loans to Foreclosed Real Estate	243	514

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Mortgage Servicing Rights

Effective January 1, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.”  SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. In adopting the provisions of SFAS No. 156, the Company recorded an increase in the value of mortgage servicing rights of $8.0 million and a net of tax increase to retained earnings of $5.1 million. Also, as permitted by SFAS No. 156, the Company reclassified investment securities with a carrying value of $164.2 million (“Designated Securities”) from the available-for-sale portfolio to the trading portfolio. Concurrently, the Company reclassified unrealized losses of $5.3 million, net of tax, previously recorded as a component of accumulated other comprehensive loss, to retained earnings. The Designated Securities are recorded at fair value on the Company’s statement of condition, with realized and unrealized gains and losses recorded as the change in fair value of Designated Securities in mortgage banking income. The change in fair value of Designated Securities is intended to offset changes in valuation assumptions affecting the recorded value of the Company’s mortgage servicing rights. The net after-tax cumulative-effect adjustment to adopt the provisions of SFAS No. 156 was to reduce retained earnings by $0.2 million as of January 1, 2007. The fair value measurement provisions of SFAS No. 156 were adopted for subsequent re-measurements of the Company’s mortgage servicing rights.

Leveraged Leases

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which amends SFAS No. 13, “Accounting for Leases.”  The timing of cash flows relating to income taxes generated by a leveraged lease is an important assumption that affects the periodic income recognized by the lessor for that lease transaction. Under the provisions of FSP No. 13-2, a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction requires a recalculation of the total and periodic income related to the leveraged lease transaction. During the years 1998 through 2002, the Company entered into one leveraged lease transaction known as a Lease In-Lease Out (“LILO”) transaction and five leveraged lease transactions known as Sale In-Lease Out (“SILO”) transactions. As of January 1, 2007, these LILO and SILO transactions were in various stages of review by the Internal Revenue Service (the “IRS”). Management expected that the outcome of these reviews would change the projected timing of cash flows from these leveraged leases. As a result, in adopting the provisions of FSP No. 13-2 on January 1, 2007, the Company recorded an after-tax cumulative-effect adjustment to reduce retained earnings by $27.1 million. This adjustment represented a $42.7 million reduction in the carrying value of lease financing balances and a $15.6 million reduction in deferred income taxes payable. The provisions of FSP No. 13-2 also provide that subsequent changes in the timing of projected cash flows that results in a change in the net investment of a leveraged lease is to be recorded as a gain or loss in the Company’s results of operations in the period in which the assumption is changed.

During the second quarter of 2007, the Company reached an agreement with the IRS as to the terms of settlement of the issues related to the Company’s LILO transaction. See Note 4 for further discussion on the matter. There has been no change in the status of the IRS review of the Company’s SILO transactions.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  FIN 48 established a recognition threshold and measurement attributes for income tax positions recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  In evaluating a tax position for recognition, FIN 48 requires that the Company judgmentally evaluate whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement. Effective January 1, 2007, the Company also adopted the provisions of FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing a liability for previously unrecognized tax benefits in the statement of condition. In adopting the provisions of FIN 48 and FSP No. FIN 48-1 on January 1, 2007, the Company recorded an after-tax cumulative-effect adjustment to reduce retained earnings by $7.2 million.

See Note 4 for further discussion on the Company’s FIN 48 tax positions as of January 1, 2007 and September 30, 2007.

Future Application of Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for the Company on January 1, 2008. SFAS No. 157 established a framework for measuring fair value, while expanding fair value measurement disclosures. SFAS No. 157 established a fair value hierarchy that distinguishes between independent observable inputs and unobservable inputs based on the best information available. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities, the effect of these measurements on earnings for the period, and the inputs used to measure fair value. Management is currently evaluating the effect that the provisions of SFAS No. 157 will have on the Company’s statements of income and condition.

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

Note 2. Mortgage Banking

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.5 billion as of September 30, 2007 and 2006. The Company’s mortgage servicing activities includes collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of the borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. The Company’s residential mortgage loan servicing portfolio is comprised primarily of fixed rate loans concentrated in Hawaii.

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

(Unaudited) (dollars in thousands)
Balance as of December 31, 2006	$19,437
Cumulative-Effect of a Change in Accounting Principle	8,007
Balance as of January 1, 2007	$27,444

The changes in the fair value of the Company’s mortgage servicing rights for the three and nine months ended September 30, 2007 were as follows:

	Three Months Ended	Nine Months Ended
(Unaudited) (dollars in thousands)	September 30, 2007	September 30, 2007
Beginning of Period, Fair Value	$29,112	$27,444
Origination of Mortgage Servicing Rights	916	3,184
Change in Fair Value of Mortgage Servicing Rights:
Due to Change in Valuation Assumptions[1]	(433)	736
Due to Paydowns and Other[2]	(1,188)	(2,957)
Total Change in Fair Value of Mortgage Servicing Rights	(1,621)	(2,221)
End of Period, Fair Value	$28,407	$28,407

1 Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

2 Principally represents changes due to the realization of expected cash flows over time.

The Company estimates the fair value of its mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The model uses factors such as loan repayment rates, costs to service, ancillary income, impound account balances, and interest rate assumptions in its calculations. Risks inherent in the valuation of mortgage servicing rights include changes in interest rates, higher than expected loan repayment rates, and the delayed receipt of cash flows, among other factors. The key assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of September 30, 2007 were as follows:

As of
(Unaudited)	September 30, 2007
Weighted-Average Constant Prepayment Rate[1]	10.79%
Weighted-Average Life (in years)	6.10
Weighted-Average Note Rate	5.82%
Weighted-Average Discount Rate	8.57%

1 Represents annualized loan repayment rate assumption.

For the three and nine months ended September 30, 2007 and 2006, the Company’s mortgage banking income was comprised of the following:

Mortgage Banking Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006
Mortgage Origination and Servicing Activities
Servicing Income	$1,515	$1,550	$4,553	$4,618
Gains on the Sale of Residential Mortgage Loans	1,085	1,150	3,510	3,792
Mortgage Loan Fees	635	410	1,857	1,528
Change in Fair Value of Mortgage Servicing Rights
Due to Paydowns and Other	(1,188)	-	(2,957)	-
Other	-	10	57	-
Total Mortgage Origination and Servicing Activities	2,047	3,120	7,020	9,938
Mortgage Servicing Rights and Fair Value Activities
Change in Fair Value of Mortgage Servicing Rights Due to Change in Valuation Assumptions	(433)	-	736	-
Change in Fair Value of Designated Securities[1,2]	2,257	-	1,914	-
Gains (Losses) on Derivative Financial Instruments	(23)	(57)	28	(118)
Amortization of Mortgage Servicing Rights	-	(669)	-	(1,870)
Total Mortgage Servicing Rights and Fair Value Activities	1,801	(726)	2,678	(1,988)
Total Mortgage Banking Income	$3,848	$2,394	$9,698	$7,950

1 Designated Securities were comprised of mortgage-backed securities in the Company’s investment trading portfolio, which were used to manage the volatility of the fair value of the mortgage servicing rights.

2 Realized investment trading gains and losses were not material for the three and nine months ended September 30, 2007.

The fair value of the Company’s mortgage servicing rights is sensitive to changes in interest rates and their effect on loan repayment rates. A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in the constant prepayment rate and the discount rate is presented in the following table:

Sensitivity Analysis (Unaudited)

As of
(dollars in thousands)	September 30, 2007
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(273)
Decrease in fair value from 50 bps adverse change	(541)
Discount Rate
Decrease in fair value from 25 bps adverse change	(274)
Decrease in fair value from 50 bps adverse change	(543)

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

Note 3. Pension Plans and Postretirement Benefit Plan

The components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan for the three and nine months ended September 30, 2007 and 2006 are presented in the following table:

Pension Plans and Postretirement Benefit Plan (Unaudited)

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2007	2006	2007	2006
Three Months Ended September 30,
Service Cost	$-	$-	$178	$290
Interest Cost	1,223	1,170	412	480
Expected Return on Plan Assets	(1,373)	(1,261)	-	-
Amortization of Unrecognized Net Transition Obligation	-	-	-	147
Prior Service Credit	-	-	(50)	-
Recognized Net Actuarial Losses (Gains)	450	469	(75)	(36)
Net Periodic Benefit Cost	$300	$378	$465	$881

Nine Months Ended September 30,
Service Cost	$-	$-	$488	$870
Interest Cost	3,669	3,510	1,202	1,440
Expected Return on Plan Assets	(4,119)	(3,783)	-	-
Amortization of Unrecognized Net Transition Obligation	-	-	-	440
Prior Service Credit	-	-	(150)	-
Recognized Net Actuarial Losses (Gains)	1,350	1,406	(225)	(106)
Net Periodic Benefit Cost	$900	$1,133	$1,315	$2,644

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the statements of income. There were no significant changes from the previously reported $7.7 million that the Company expects to contribute to the pension plans and the $1.3 million that it expects to contribute to the postretirement benefit plan for the year ending December 31, 2007. For the three and nine months ended September 30, 2007, the Company contributed $2.8 million and $7.6 million, respectively, to its pension plans. For the three and nine months ended September 30, 2007, the Company contributed $0.3 million and $0.8 million, respectively, to its postretirement benefit plan.

Note 4. Income Taxes

The following is a reconciliation of the statutory Federal income tax rate to the Company’s effective income tax rate for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2007	2006	2007	2006
Statutory Federal Income Tax Rate	35.00%	35.00%	35.00%	35.00%
Increase (Decrease) in Income Tax Rate Resulting From:
State Income Tax, Net of Federal Income Tax	3.13	3.08	3.54	3.31
Foreign Tax Credits	(1.07)	-	(1.08)	-
Low Income Housing Investments	(0.14)	(0.19)	(0.14)	(0.19)
Bank-Owned Life Insurance	(0.92)	(0.79)	(0.91)	(0.71)
Leveraged Leases	(0.08)	0.11	(0.36)	3.35
Other	(0.24)	(0.07)	(0.30)	(0.11)
Effective Income Tax Rate	35.68%	37.14%	35.75%	40.65%

Income earned by the Company is subject to U.S. Federal taxation and to state and territorial taxation in Hawaii and Guam, respectively. Nominal amounts of income are subject to taxation by other states and territories as well as some foreign countries.

As noted in Note 1, the Company reached an agreement with the IRS to effectively settle the matter related to the LILO transaction in June 2007. The effective settlement with the IRS resulted in a change in the timing of projected cash flows from the LILO transaction. In January 2007, in adopting the provisions of FSP No. 13-2, the Company recalculated the total and periodic income from the LILO transaction assuming an entire disallowance of income tax deductions taken on previously filed tax returns based on a tax court case, involving another taxpayer, which concluded in January 2007. With the effective settlement of the LILO transaction at a disallowance percentage of less than its original estimate, the Company recalculated the total and periodic income from the LILO transaction from the inception of the lease through June 30, 2007. In the second quarter of 2007, the Company recorded a $1.5 million credit, which was comprised of a $1.1 million credit to lease financing interest income and a $0.4 million net credit to the provision for income taxes, as a result of the June 2007 change in the disallowance assumption. The Company expects to pay the settlement of the LILO transaction with the IRS and adjust related asset and liability accounts in the fourth quarter of 2007. The Company is currently appealing issues raised by the IRS in the examination of its income tax returns filed for 1998 through 2002 related to the Company’s five SILO transactions. The IRS continues to review the Company’s SILO transactions. The IRS is currently in the process of examining income tax returns filed for 2003 and 2004. The State of Hawaii is currently in the process of examining income tax returns filed for 2002 through 2004.

As summarized in Note 1, FIN 48 established the threshold and measurement attributes for income tax positions recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 requires the Company to record a liability, referred to as an unrecognized tax benefit (“UTB”), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority. If the Company determines that the likelihood of a tax position being accepted is greater than 50%, but less than 100%, the Company records a liability for UTBs in the amount it believes may be disallowed by the taxing authority.

As of December 31, 2006, prior to adopting the provisions of FIN 48, the Company had recorded the equivalent of $116.4 million of UTBs in its statement of condition. On January 1, 2007, in adopting the provisions of FIN 48, the Company increased its liability for UTBs to $130.6 million, of which $7.2 million was recorded as a cumulative-effect adjustment to reduce retained earnings, primarily due to the accrual of interest expense. As of January 1, 2007, of the $130.6 million in the Company’s liability for UTBs, $29.3 million was related to UTBs that if reversed would have an impact on the Company’s effective tax rate. As of September 30, 2007, there were no material changes in the Company’s liability for UTBs or in the amount, that if reversed, would have an impact on the Company’s effective tax rate. With respect to the Company’s appeals of its five SILO transactions, it is reasonably possible that the amount of the liability for UTBs may decrease if facts and circumstances related to the IRS appeals change within the next twelve months. However, management is currently not able to estimate a range of possible change in the amount of the liability for UTBs recorded as of September 30, 2007.

The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes. As of January 1, 2007, after recording the cumulative-effect adjustment to adopt the provisions of FIN 48, the Company had accrued $21.7 million for the payment of possible interest and penalties. During the three and nine month periods ended September 30, 2007, the amount recorded by the Company as an estimate of additional interest and penalties in the provision for income taxes was not material.

Note 5. Business Segments

The Company’s business segments are Retail Banking, Commercial Banking, Investment Services, and Treasury. The Company’s internal management accounting process measures the performance of the business segments based on the management structure of the Company. This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the provision for credit losses (the “Provision”), and capital. This process is dynamic and requires certain allocations based on judgment and other subjective factors.  Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to GAAP.

Selected financial information for each segment is presented below for the three and nine months ended September 30, 2007 and 2006.

Business Segment Selected Financial Information (Unaudited)

	Retail	Commercial	Investment		Consolidated
(dollars in thousands)	Banking	Banking	Services	Treasury	Total
Three Months Ended September 30, 2007
Net Interest Income (Loss)	$60,219	$34,953	$5,584	$(2,200)	$98,556
Provision for Credit Losses	2,975	1,284	(1)	(188)	4,070
Net Interest Income (Loss) After Provision for Credit Losses	57,244	33,669	5,585	(2,012)	94,486
Noninterest Income	26,600	10,928	18,328	5,386	61,242
Noninterest Expense	(43,304)	(19,807)	(17,046)	(1,293)	(81,450)
Income Before Provision for Income Taxes	40,540	24,790	6,867	2,081	74,278
Provision for Income Taxes	(15,000)	(9,174)	(2,541)	216	(26,499)
Allocated Net Income	$25,540	$15,616	$4,326	$2,297	$47,779
Total Assets as of September 30, 2007	$4,014,879	$2,739,558	$231,585	$3,563,573	$10,549,595

Three Months Ended September 30, 2006 [1]
Net Interest Income	$58,345	$33,996	$5,339	$2,670	$100,350
Provision for Credit Losses	2,609	480	-	(304)	2,785
Net Interest Income After Provision for Credit Losses	55,736	33,516	5,339	2,974	97,565
Noninterest Income	25,243	11,929	17,344	2,371	56,887
Noninterest Expense	(43,030)	(19,739)	(15,432)	(1,604)	(79,805)
Income Before Provision for Income Taxes	37,949	25,706	7,251	3,741	74,647
Provision for Income Taxes	(14,039)	(9,682)	(2,683)	(1,323)	(27,727)
Allocated Net Income	$23,910	$16,024	$4,568	$2,418	$46,920
Total Assets as of September 30, 2006 [1]	$3,931,999	$2,692,163	$219,715	$3,527,338	$10,371,215

Nine Months Ended September 30, 2007
Net Interest Income (Loss)	$176,902	$104,028	$16,661	$(2,020)	$295,571
Provision for Credit Losses	8,867	1,409	(1)	(211)	10,064
Net Interest Income (Loss) After Provision for Credit Losses	168,035	102,619	16,662	(1,809)	285,507
Noninterest Income	79,560	30,095	57,417	13,158	180,230
Noninterest Expense	(128,979)	(60,330)	(49,730)	(4,366)	(243,405)
Income Before Provision for Income Taxes	118,616	72,384	24,349	6,983	222,332
Provision for Income Taxes	(43,889)	(26,614)	(9,009)	23	(79,489)
Allocated Net Income	$74,727	$45,770	$15,340	$7,006	$142,843
Total Assets as of September 30, 2007	$4,014,879	$2,739,558	$231,585	$3,563,573	$10,549,595

Nine Months Ended September 30, 2006 [1]
Net Interest Income	$172,637	$100,725	$16,316	$12,730	$302,408
Provision for Credit Losses	6,965	1,218	999	(1,567)	7,615
Net Interest Income After Provision for Credit Losses	165,672	99,507	15,317	14,297	294,793
Noninterest Income	74,149	28,242	52,651	7,618	162,660
Noninterest Expense	(126,851)	(58,892)	(48,886)	(4,736)	(239,365)
Income Before Provision for Income Taxes	112,970	68,857	19,082	17,179	218,088
Provision for Income Taxes	(41,797)	(34,263)	(7,051)	(5,531)	(88,642)
Allocated Net Income	$71,173	$34,594	$12,031	$11,648	$129,446
Total Assets as of September 30, 2006 [1]	$3,931,999	$2,692,163	$219,715	$3,527,338	$10,371,215

1 Certain prior period information has been reclassified to conform to the current presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain, and other statements made by the Company in connection with this report may contain, forward-looking statements concerning, among other things, the Company’s business outlook, the economic and business environment in the Company’s service areas and elsewhere, credit quality, and other financial and business matters in future periods. The Company’s forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected for a variety of reasons, including, but not limited to: 1) general economic conditions are less favorable than expected; 2) competitive pressure among financial services and products; 3) the impact of legislation and the regulatory environment; 4) fiscal and monetary policies of the markets in which the Company serves; 5) changes in accounting standards; 6) changes in tax laws or regulations or the interpretation of such laws and regulations; 7) changes in the Company’s credit quality or risk profile that may increase or decrease the required level of the reserve for credit losses; 8) changes in market interest rates that may affect the Company’s credit markets and ability to maintain its net interest margin; 9) unpredictable costs and other consequences of legal, tax, or regulatory matters; 10) changes to the amount and timing of proposed common stock repurchases; and 11) geopolitical risk, military or terrorist activity, natural disaster, adverse weather, public health and other conditions impacting the Company and its customers’ operations. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, refer to the section entitled “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and subsequent periodic and current reports, filed with the U.S. Securities and Exchange Commission. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. The Company does not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

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

For the three and nine months ended September 30, 2007, the Company has met its financial performance objectives, despite a challenging interest rate environment during this period. In an effort to better serve customers and to increase revenue growth potential, the Company announced plans for an International Banking Center located in Waikiki. The Bank’s current international operations are spread throughout several branches.

Effective September 1, 2007, Peter Ho, vice chairman and chief banking officer, assumed responsibility for the Company’s Retail Banking segment in addition to his responsibilities for overseeing the Commercial Banking and Investment Services segments. This change is consistent with the Company’s 2007+ Plan to further integrate the management of the business units and to increase opportunities for employees.

Earnings Summary

The Company reported strong financial performance for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The Company had growth in noninterest income while controlling increases to noninterest expense. These positive factors offset the continued decrease of net interest margin the Company has experienced as a result of the challenging interest rate environment. Overall credit quality of the Company remains strong and the Hawaii economy remains stable.

Table 1 presents the Company’s financial highlights and performance ratios for the three and nine months ended September 30, 2007 and 2006 and as of September 30, 2007, December 31, 2006, and September 30, 2006.

Financial Highlights (Unaudited)			Table 1
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2007	2006 [1]	2007	2006 [1]
For the Period:
Net Interest Income	$98,556	$100,350	$295,571	$302,408
Total Noninterest Income	61,242	56,887	180,230	162,660
Net Income	47,779	46,920	142,843	129,446
Basic Earnings Per Share	0.98	0.94	2.90	2.57
Diluted Earnings Per Share	0.96	0.92	2.86	2.52
Dividends Declared Per Share	0.41	0.37	1.23	1.11

Net Income to Average Total Assets	1.79%	1.81%	1.82%	1.70%
Net Income to Average Shareholders’ Equity	26.02	27.09	26.43	24.99
Net Interest Margin [2]	4.03	4.20	4.07	4.29
Operating Leverage [3]			2.97	3.68
Efficiency Ratio [4]	50.97	50.75	51.16	51.47

Average Assets	$10,576,565	$10,309,314	$10,480,803	$10,190,904
Average Loans and Leases	6,570,261	6,470,883	6,554,979	6,324,492
Average Deposits	8,015,594	7,731,993	7,916,061	7,734,242
Average Shareholders’ Equity	728,372	687,172	722,522	692,643
Average Shareholders’ Equity to Average Assets	6.89%	6.67%	6.89%	6.80%

Market Price Per Share of Common Stock:
Closing	$52.85	$48.16	$52.85	$48.16
High	55.84	50.75	55.84	55.15
Low	46.05	47.00	46.05	47.00

	September 30,	December 31,	September 30,
	2007	2006	2006
As of Period End:
Net Loans and Leases	$6,508,917	$6,532,169	$6,398,262
Total Assets	10,549,595	10,571,815	10,371,215
Total Deposits	7,875,166	8,023,394	7,687,123
Long-Term Debt	235,350	260,288	265,268
Total Shareholders’ Equity	731,697	719,420	683,472

Non-Performing Assets	$4,260	$6,407	$5,442

Allowance to Loans and Leases Outstanding	1.38%	1.37%	1.40%
Dividend Payout Ratio [5]	41.84	39.81	39.36
Leverage Ratio	6.95	7.06	6.90

Book Value Per Common Share	$14.91	$14.45	$13.72

Full-Time Equivalent Employees	2,572	2,586	2,589
Branches and Offices	84	86	86

[1]

Certain prior period information has been reclassified to conform to current presentation. In addition, basic earnings per share for the three and nine months ended September 30, 2006 was corrected from $0.95 and $2.58, respectively. Diluted earnings per share for the three and nine months ended September 30, 2006 was corrected from $0.93 and $2.53, respectively. Corrections were first reported in the fourth quarter of 2006.

[2]	Net interest margin is defined as net interest income, on a taxable equivalent basis, as a percentage of average earning assets.
[3]	Operating leverage is defined as the percentage change in income before provision for credit losses and the provision for income taxes.
[4]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).
[5]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share for the quarter.

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

Analysis of Statements of Income

Net Interest Income

Net interest income, on a taxable equivalent basis, decreased by $1.7 million or 2% and by $6.6 million or 2% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The Company’s net interest margin decreased by 17 and 22 basis points for the three and nine months ended September 30, 2007, respectively, as a result of the prolonged effects of the inverted or flat yield curve.

The decrease in net interest income, on a taxable equivalent basis, in 2007 was primarily due to the Company’s increased funding costs. Rates paid on interest-bearing deposits increased by 48 and 64 basis points for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Partially offsetting the increase in the Company’s funding costs was an increase in the yields on the Company’s loans, leases, and investment securities. Yields on loans and leases increased by 6 and 20 basis points for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The higher yields in the Company’s loan and lease portfolio were primarily driven by the re-pricing of variable rate residential mortgage and home equity loans during 2006 and 2007. Yields on the Company’s available-for-sale investment securities increased by 31 and 27 basis points for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, primarily due to a generally rising interest rate environment in 2006 and 2007.

The increase in the Company’s funding costs in 2007 was also affected by an increase in average savings and time deposit balances and average balances of securities sold under agreements to repurchase. Average savings and time deposits collectively increased by $395.4 million or 9% and by $302.2 million or 7% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Customers have shifted their balances from noninterest-bearing demand accounts to higher yielding savings and time deposit accounts. Average balances in securities sold under agreements to repurchase increased by $10.7 million or 1% and by $163.3 million or 19% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Securities sold under agreement to repurchase have served as one source of funding the Company’s growth in loans in leases over this period of time. The increase in the Company’s interest-bearing liabilities was offset by an increase in average loans and leases by $99.4 million or 2% and by $230.5 million or 4% for the three and nine months ended September 30, 2007, respectively, compared to the same periods 2006, with growth in substantially all loan categories.

Average balances, related income and expenses, and resulting yields and rates, on a taxable equivalent basis, are presented in Table 2 for the three and nine months ended September 30, 2007 and 2006. An analysis of the change in net interest income, on a taxable equivalent basis, from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, is presented in Table 3.

Average Balances and Interest Rates - Taxable Equivalent Basis (Unaudited)	Table 2

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006 [1]			Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006 [1]
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$79.8	$1.1	5.35%	$4.9	$0.1	4.12%	$31.1	$1.2	5.29%	$5.3	$0.1	3.74%
Funds Sold	86.2	1.1	5.01	5.1	0.1	5.09	69.3	2.7	5.12	10.0	0.4	4.77
Investment Securities
Trading	111.3	1.1	4.00	-	-	-	136.6	4.1	3.99	-	-	-
Available-for-Sale	2,556.7	33.7	5.28	2,583.0	32.1	4.97	2,499.3	96.7	5.16	2,578.9	94.5	4.89
Held-to-Maturity	318.0	3.6	4.55	413.3	4.5	4.41	339.3	11.5	4.52	428.7	14.0	4.35
Loans Held for Sale	7.3	0.1	6.78	8.1	0.1	6.45	9.4	0.5	6.41	9.6	0.5	6.24
Loans and Leases [2]
Commercial and Industrial	1,048.9	19.7	7.45	1,024.3	19.3	7.46	1,059.3	59.0	7.45	975.0	53.0	7.27
Construction	262.2	5.3	8.00	232.2	4.9	8.30	253.9	15.1	7.97	184.2	11.2	8.16
Commercial Mortgage	627.6	10.8	6.82	614.0	10.5	6.77	621.4	31.7	6.82	595.1	29.6	6.65
Residential Mortgage	2,502.4	38.5	6.15	2,454.6	36.8	6.01	2,499.5	114.9	6.13	2,442.2	108.7	5.93
Other Revolving Credit and Installment	685.8	16.2	9.35	705.6	16.4	9.21	690.8	47.9	9.27	716.3	48.6	9.07
Home Equity	946.2	18.3	7.67	937.2	17.9	7.59	943.3	53.9	7.64	914.9	50.2	7.33
Lease Financing	497.2	3.9	3.15	503.0	4.1	3.27	486.8	12.1	3.32	496.8	12.0	3.23
Total Loans and Leases	6,570.3	112.7	6.82	6,470.9	109.9	6.76	6,555.0	334.6	6.82	6,324.5	313.3	6.62
Other	79.4	0.4	1.83	79.4	0.3	1.37	79.4	1.1	1.78	79.4	0.8	1.37
Total Earning Assets [3]	9,809.0	153.8	6.25	9,564.7	147.1	6.13	9,719.4	452.4	6.21	9,436.4	423.6	5.99
Cash and Noninterest-Bearing Deposits	285.3			296.5			290.3			310.7
Other Assets	482.3			448.1			471.1			443.8
Total Assets	$10,576.6			$10,309.3			$10,480.8			$10,190.9

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,557.7	4.0	1.01	$1,618.9	4.1	1.01	$1,580.2	12.3	1.04	$1,628.3	11.4	0.93
Savings	2,837.5	15.9	2.23	2,641.4	10.6	1.59	2,702.5	41.1	2.03	2,698.5	27.1	1.34
Time	1,742.0	17.7	4.03	1,542.7	13.8	3.53	1,727.3	51.3	3.97	1,429.1	34.3	3.20
Total Interest-Bearing Deposits	6,137.2	37.6	2.43	5,803.0	28.5	1.95	6,010.0	104.7	2.33	5,755.9	72.8	1.69
Short-Term Borrowings	138.8	1.8	4.91	179.1	2.4	5.14	112.0	4.3	5.06	192.1	7.0	4.83
Securities Sold Under Agreements to Repurchase	1,016.5	11.7	4.54	1,005.8	11.9	4.69	1,042.1	35.2	4.49	878.8	29.6	4.49
Long-Term Debt	251.9	3.9	6.21	248.7	3.8	6.16	257.5	11.9	6.15	244.7	11.3	6.16
Total Interest-Bearing Liabilities	7,544.4	55.0	2.89	7,236.6	46.6	2.55	7,421.6	156.1	2.81	7,071.5	120.7	2.28
Net Interest Income		$98.8			$100.5			$296.3			$302.9
Interest Rate Spread			3.36%			3.58%			3.40%			3.71%
Net Interest Margin			4.03%			4.20%			4.07%			4.29%
Noninterest-Bearing Demand Deposits	1,878.4			1,929.0			1,906.0			1,978.3
Other Liabilities	425.4			456.5			430.7			448.5
Shareholders’ Equity	728.4			687.2			722.5			692.6
Total Liabilities and Shareholders’ Equity	$10,576.6			$10,309.3			$10,480.8			$10,190.9

[1] Certain prior period information has been reclassified to conform to current presentation.
[2] Non-performing loans and leases are included in the respective category of average loans and leases outstanding. Income, if any, on such loans and leases is recognized on a cash basis.

[3] Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $237,000 and $173,000 for the three months ended September 30, 2007 and 2006, respectively, and $686,000 and $510,000 for the nine months ended September 30, 2007 and 2006, respectively.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis (Unaudited)	Table 3

	Nine Months Ended September 30, 2007
	compared to September 30, 2006
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Interest-Bearing Deposits	$1.0	$0.1	$1.1
Funds Sold	2.3	-	2.3
Investment Securities
Trading	4.1	-	4.1
Available-for-Sale	(3.0)	5.2	2.2
Held-to-Maturity	(3.0)	0.5	(2.5)
Loans and Leases
Commercial and Industrial	4.7	1.3	6.0
Construction	4.2	(0.3)	3.9
Commercial Mortgage	1.3	0.8	2.1
Residential Mortgage	2.5	3.7	6.2
Other Revolving Credit and Installment	(1.8)	1.1	(0.7)
Home Equity	1.6	2.1	3.7
Lease Financing	(0.2)	0.3	0.1
Total Loans and Leases	12.3	9.0	21.3
Other	-	0.3	0.3
Total Change in Interest Income	13.7	15.1	28.8

Change in Interest Expense:
Interest-Bearing Deposits
Demand	(0.4)	1.3	0.9
Savings	0.1	13.9	14.0
Time	7.9	9.1	17.0
Total Interest-Bearing Deposits	7.6	24.3	31.9
Short-Term Borrowings	(3.0)	0.3	(2.7)
Securities Sold Under Agreements to Repurchase	5.6	-	5.6
Long-Term Debt	0.6	-	0.6
Total Change in Interest Expense	10.8	24.6	35.4

Change in Net Interest Income	$2.9	$(9.5)	$(6.6)

[1] The changes for each category of interest income and expense are allocated between the portion of changes attributable to the variance in volume and rate for that category.

Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects management’s judgment of the expense or benefit necessary to establish the appropriate amount of the allowance for loan and lease losses (the “Allowance”). The Provision is determined through detailed analyses of the Company’s loan and lease portfolio. For the three months ended September 30, 2007 and 2006, the Company recorded a Provision of $4.1 million and $2.8 million, respectively. For the nine months ended September 30, 2007 and 2006, the Company recorded a Provision of $10.1 million and $7.6 million, respectively. The Provision in 2007 and 2006 was recorded by the Company in order to maintain the Allowance at levels considered appropriate to cover credit losses inherent in the lending process. For further discussion on the Allowance, see the “Corporate Risk Profile – Reserve for Credit Losses” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Noninterest Income

Noninterest income increased by $4.4 million or 8% and by $17.6 million or 11% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, with growth in substantially all categories.

Trust and asset management income increased by $0.7 million or 5% and by $3.3 million or 8% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. For the three months ended September 30, 2007, compared to the same period in 2006, the increase in trust and asset management income was primarily due to a $0.3 million increase in asset management fees, a $0.1 million increase in testamentary trust fees, and a $0.1 million increase in revocable and irrevocable trust fees. For the nine months ended September 30, 2007, compared to the same period in 2006, the increase in trust and asset management income was primarily due to a $1.3 million increase in asset management fees, a $0.6 million increase in agency fees, a $0.5 million increase in testamentary trust fees, and a $0.3 million increase in revocable and irrevocable trust fees. Trust and asset management fees are somewhat correlated with the market value of assets under administration by the Company. Total trust assets under administration by the Company were $13.1 billion and $12.9 billion as of September 30, 2007 and 2006, respectively.

Mortgage banking income increased by $1.5 million or 61% and by $1.7 million or 22% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The increase for the three months ended September 30, 2007, compared to the same period in 2006, was primarily a result of the net change in the fair value of the mortgage servicing rights and the Designated Securities used to manage the volatility of the fair value of the mortgage servicing rights. Additionally, the increase in mortgage banking income was due to the discontinuation of the amortization of mortgage servicing rights in 2007. For the nine months ended September 30, 2007, the increase in mortgage banking income was primarily due to the discontinuation of the amortization of mortgage servicing rights in 2007.

Service charges on deposit accounts increased by $1.2 million or 11% and by $3.4 million or 11% for the three and nine months ended September 30, 2007, respectively, compared to same periods in 2006. The increase in both periods, compared to the same periods in 2006, was primarily due to an increase in the number of accounts subject to overdraft fees.

Fees, exchange, and other service charges increased by $0.2 million or 1% and by $2.4 million or 5% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. For the three months ended September 30, 2007, compared to the same period in 2006, the increase in fees, exchange, and other service charges was primarily due to a $0.6 million increase in interchange income as a result of increased transactional volume from new and existing debit cardholders. This increase was partially offset by a $0.2 million decrease in ATM fees and a $0.1 million decrease in business valuation fees. For the nine months ended September 30, 2007, compared to the same period in 2006, the increase in fees, exchange, and other service charges was primarily due to a $2.1 million increase in interchange income, partially offset by a $0.3 million decrease in ATM fees. The decrease in ATM fees for the three and nine months ended September 30, 2007 was partially due to an increase in the number of military personnel deployments over this period.

Insurance income increased by $0.7 million or 11% and by $2.1 million or 13% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. For the three months ended September 30, 2007, compared to the same period in 2006, the increase in insurance income was primarily due to higher contingent commission income. For the nine months ended September 30, 2007, compared to the same period in 2006, the increase in insurance income was primarily due to a $0.9 million increase in contingent commission income, a $0.6 million increase in income from annuity and life insurance products, and a $0.6 million increase in insurance commission and brokerage income as a result of higher levels of written premiums.

Other noninterest income decreased by $0.7 million or 12% and increased by $3.2 million or 18% for the three and nine months ended September 30, 2007, respectively, compared to same periods in 2006. For the three months ended September 30, 2007, compared to the same period in 2006, the decrease in other noninterest income was primarily due to the reduction in gains from the sale of leveraged leased assets. For the nine months ended September 30, 2007, compared to the same period in 2006, the increase in other noninterest income was primarily due to a $1.3 million increase in income from Bank-Owned Life Insurance (“BOLI”), a $0.6 million increase in mutual fund and securities income, a $0.6 million increase in fees and commissions, and a $0.4 million increase in gains from the sale of leveraged leased assets.

Noninterest Expense

Noninterest expense increased by $1.6 million or 2% and by $4.0 million or 2% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.

Table 4 presents the components of salaries and benefits expense for the three and nine months ended September 30, 2007 and 2006.

Salaries and Benefits (Unaudited)	Table 4

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006
Salaries	$28,882	$27,829	$86,226	$82,280
Incentive Compensation	4,364	3,697	11,777	11,862
Share-Based Compensation	1,601	1,211	4,161	4,323
Commission Expense	1,546	1,721	5,700	5,476
Retirement and Other Benefits	3,865	4,454	10,999	14,522
Payroll Taxes	2,116	2,117	7,885	7,799
Medical, Dental, and Life Insurance	2,324	1,620	6,825	5,966
Separation Expense	246	484	1,364	1,502
Total Salaries and Benefits	$44,944	$43,133	$134,937	$133,730

Salaries and benefits expense increased by $1.8 million or 4% and by $1.2 million or 1% for the three and nine months ended September 30, 2007, respectively, compared to same periods in 2006.  For the three months ended September 30, 2007, compared to the same period in 2006, the increase in salaries and benefits expense was primarily due to a $0.9 million increase in salaries expense as a result of annual increases and a $0.6 million increase in group medical insurance expense. For the nine months ended September 30, 2007, compared to the same period in 2006, the increase in salaries and benefits was primarily due to a $3.2 million increase in salaries expense as a result of annual increases and a $0.8 million increase in group medical insurance expense. These increases in salaries and benefits expense were partially offset by a decrease in retirement and other benefits resulting from a $1.3 million decrease in postretirement benefits expense and a $1.6 million decrease in the Company’s value sharing accrual.

Professional fees decreased by $0.3 million or 10% and increased by $1.8 million or 33% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. For the three months ended September 30, 2007, compared to the same period in 2006, the decrease in professional fees was primarily due to a $0.2 million reduction in consulting services. For the nine months ended September 30, 2007, compared to the same period in 2006, the increase in professional fees was primarily due to the reversal of legal expenses recorded in 2006.

Provision for Income Taxes

Note 4 to the Consolidated Financial Statements (Unaudited), which is incorporated herein by reference, provides an effective tax rate reconciliation for the three and nine months ended September 30, 2007 and also provides more information on the Company’s Lease In-Lease Out (“LILO”) transaction.

The Company’s effective tax rate was 35.75% and 40.65% for the nine months ended September 30, 2007 and 2006, respectively.  The lower effective tax rate for the nine months ended September 30, 2007, compared to the same period in 2006, was primarily due to an $8.2 million charge recorded in the provision for income taxes in the second quarter of 2006 related to a change in tax law.  Also contributing to the lower effective tax rate in 2007 was the effective settlement of the LILO transaction with the Internal Revenue Service (the “IRS”) in the second quarter of 2007. The effective tax rates in 2006 and 2007 were also favorably impacted by tax credits realized from the Company’s investments in the State of Hawaii’s Qualified High Technology Business (“QHTB”) investment program.

Analysis of Statements of Condition

Investment Securities

Table 5 presents the amortized cost and approximate fair value of the Company’s available-for-sale and held-to-maturity investment securities as of September 30, 2007, December 31, 2006, and September 30, 2006.

Investment Securities (Unaudited)	Table 5

	Amortized	Fair
(dollars in thousands)	Cost	Value
September 30, 2007
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$4,043	$4,054
Debt Securities Issued by States and Political Subdivisions	47,663	47,625
Debt Securities Issued by U.S. Government-Sponsored Enterprises	378,633	379,336
Mortgage-Backed Securities	1,960,487	1,935,059
Other Debt Securities	228,348	225,908
Total	$2,619,174	$2,591,982
Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$6	$6
Mortgage-Backed Securities	307,647	299,185
Total	$307,653	$299,191

December 31, 2006
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$19,036	$18,940
Debt Securities Issued by States and Political Subdivisions	38,833	38,780
Debt Securities Issued by U.S. Government-Sponsored Enterprises	258,938	257,896
Mortgage-Backed Securities	1,990,893	1,955,144
Other Debt Securities	333,131	327,117
Total	$2,640,831	$2,597,877
Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$30	$31
Mortgage-Backed Securities	371,314	360,688
Total	$371,344	$360,719

September 30, 2006
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$4,610	$4,579
Debt Securities Issued by States and Political Subdivisions	38,096	38,146
Debt Securities Issued by U.S. Government-Sponsored Enterprises	260,225	259,857
Mortgage-Backed Securities	2,061,675	2,023,711
Other Debt Securities	333,213	326,340
Total	$2,697,819	$2,652,633
Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$30	$31
Mortgage-Backed Securities	397,490	385,860
Total	$397,520	$385,891

The carrying value of the Company’s available-for-sale and held-to-maturity investment securities was $2.9 billion, $3.0 billion, and $3.1 billion as of September 30, 2007, December 31, 2006, and September 30, 2006, respectively. Investment securities with a carrying value of $1.8 billion as of September 30, 2007 and $2.0 billion as of December 31, 2006 and September 30, 2006, which approximates fair value, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

As of September 30, 2007, the fair value of the Company’s mortgage-backed securities was $2.3 billion, of which $314.9 million or 14% was invested in non-agency mortgage-backed securities.  These securities are all prime jumbo AAA-rated, with an average original loan-to-value ratio of 65%, and were originated between 2003 and 2005.  There are no sub-prime or Alt-A securities in the Company’s non-agency mortgage-backed securities portfolio.  Alt-A loans are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime.

Table 6 presents the Company’s temporarily impaired investment securities as of September 30, 2007, December 31, 2006, and September 30, 2006.

Temporarily Impaired Investment Securities (Unaudited)	Table 6

	Temporarily Impaired		Temporarily Impaired
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2007
Debt Securities Issued by the U.S. Treasury and Government Agencies	$-	$-	$2,289	$(6)	$2,289	$(6)
Debt Securities Issued by States and Political Subdivisions	17,637	(69)	15,348	(99)	32,985	(168)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	12,955	(22)	32,665	(25)	45,620	(47)
Mortgage-Backed Securities	260,854	(1,538)	1,183,440	(28,785)	1,444,294	(30,323)
Other Debt Securities	-	-	532,300	(10,558)	532,300	(10,558)
Total Temporarily Impaired Investment Securities September 30, 2007	$291,446	$(1,629)	$1,766,042	$(39,473)	$2,057,488	$(41,102)
December 31, 2006	$357,014	$(2,771)	$2,188,561	$(54,928)	$2,545,575	$(57,699)
September 30, 2006	$210,523	$(2,466)	$2,299,818	$(58,680)	$2,510,341	$(61,146)

The Company’s temporarily impaired investment securities had gross unrealized losses of $41.1 million as of September 30, 2007, a decrease of $16.6 million or 29% and a decrease of $20.0 million or 33% from December 31, 2006 and September 30, 2006, respectively. The decrease in the Company’s temporarily impaired investment securities and related gross unrealized losses from December 31, 2006 to September 30, 2007 was primarily due to changes in interest rates over this time period. A lower interest rate environment as of September 30, 2007, compared to December 31, 2006, favorably impacted the fair value of the Company’s investment securities as of September 30, 2007. The decrease in the Company’s temporarily impaired investment securities and related gross unrealized losses from September 30, 2006 to September 30, 2007 was primarily due to run-off and pay-downs on investment securities as well as the timing of purchasing new investment securities.

The Company does not believe that gross unrealized losses as of September 30, 2007 represent an other-than-temporary impairment. The gross unrealized losses reported for mortgage-backed securities relate primarily to investment securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and private institutions. The gross unrealized losses of temporarily impaired investment securities as of September 30, 2007, which represented 1% of the amortized cost basis of the Company’s total investment securities, were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company has both the intent and ability to hold the investment securities for a period of time necessary to recover the amortized cost.

Loans and Leases

Table 7 presents the composition of the Company’s loan and lease portfolio by major categories and Table 8 presents the composition of the Company’s loan and lease portfolio by geographic area.

Loan and Lease Portfolio Balances (Unaudited)	Table 7

	September 30,	June 30,	December 31,	September 30,
(dollars in thousands)	2007	2007	2006	2006
Commercial
Commercial and Industrial	$1,065,258	$1,065,155	$1,093,392	$994,531
Commercial Mortgage	627,058	619,668	611,334	635,552
Construction	254,062	261,478	249,263	238,995
Lease Financing	478,988	480,358	508,997	489,183
Total Commercial	2,425,366	2,426,659	2,462,986	2,358,261
Consumer
Residential Mortgage	2,510,584	2,505,073	2,493,110	2,464,240
Home Equity	953,713	938,261	944,873	942,743
Other Revolving Credit and Installment	693,058	677,750	700,896	701,759
Lease Financing	17,194	18,383	21,302	22,054
Total Consumer	4,174,549	4,139,467	4,160,181	4,130,796
Total Loans and Leases	$6,599,915	$6,566,126	$6,623,167	$6,489,057

Total loans and leases outstanding remained relatively stable at $6.6 billion as of September 30, 2007 and December 31, 2006. Total commercial loans and leases decreased by $37.6 million and total consumer loans and leases increased by $14.4 million, respectively, from December 31, 2006 to September 30, 2007. The decrease in total commercial loans and leases was primarily due to the Company’s adoption of FSP No. 13-2, which had the effect of reducing commercial lease financing balances by $42.7 million as of January 1, 2007. The decrease in commercial loans and leases was also due to the Company’s decision to exit certain commercial credits classified in the commercial and industrial category and the pay-off in 2007 of certain bridge and short-term loans originated during the fourth quarter of 2006. These decreases were partially offset by an increase in commercial mortgage and construction loan balances. The increase in total consumer loans and leases was primarily due to increases in residential mortgage and home equity loans which is reflective of the stable Hawaii real estate market. These increases were partially offset by decreases in other revolving credit and installment and lease financing balances.

Total loans and leases outstanding increased by $110.9 million or 2% from September 30, 2006 to September 30, 2007. Total commercial and total consumer loans and leases increased by $67.1 million and $43.8 million, respectively. The increase in commercial loans and leases was primarily due to growth in commercial and industrial loans to Hawaii-based middle market companies.  This increase was partially offset by decreases in commercial mortgage and lease financing balances.  The increase in consumer loans and leases was primarily due to growth in residential mortgage and home equity loans, reflecting lower loan repayment rates and a stable Hawaii real estate market over this period of time.

Geographic Distribution of Loan and Lease Portfolio (Unaudited)	Table 8

	September 30,	June 30,	December 31,	September 30,
(dollars in thousands)	2007	2007	2006 [1]	2006 [1]
Commercial
Hawaii
Commercial and Industrial	$708,342	$675,987	$721,585	$643,632
Commercial Mortgage	526,566	524,736	522,645	528,432
Construction	239,765	246,613	234,913	233,045
Lease Financing	45,564	47,324	49,064	41,063
Mainland U.S. [2]
Commercial and Industrial	208,931	229,231	220,227	204,287
Commercial Mortgage	10,652	3,817	4,030	10,378
Construction	14,088	14,865	12,066	3,632
Lease Financing	396,471	397,307	426,085	415,811
Guam
Commercial and Industrial	64,063	74,799	69,245	60,209
Commercial Mortgage	85,098	86,449	81,576	93,506
Construction	209	-	2,279	2,305
Lease Financing	6,275	5,121	1,569	124
Other Pacific Islands
Commercial and Industrial	18,535	19,140	26,202	30,172
Commercial Mortgage	2,776	2,815	3,083	3,236
Construction	-	-	5	13
Lease Financing	-	-	-	2
Foreign [3]
Commercial and Industrial	65,387	65,998	56,133	56,231
Commercial Mortgage	1,966	1,851	-	-
Lease Financing	30,678	30,606	32,279	32,183
Total Commercial	2,425,366	2,426,659	2,462,986	2,358,261
Consumer
Hawaii
Residential Mortgage	2,269,400	2,260,948	2,253,633	2,224,523
Home Equity	909,448	877,251	877,624	871,469
Other Revolving Credit and Installment	487,293	485,484	516,955	517,379
Lease Financing	17,194	18,383	21,302	22,054
Mainland U.S. [2]
Home Equity	26,051	43,563	51,038	55,818
Other Revolving Credit and Installment	30,632	16,269	363	-
Guam
Residential Mortgage	232,238	235,206	230,485	230,508
Home Equity	14,531	13,526	11,951	11,056
Other Revolving Credit and Installment	122,614	121,515	124,621	122,188
Other Pacific Islands
Residential Mortgage	8,946	8,919	8,992	9,209
Home Equity	3,683	3,921	4,260	4,400
Other Revolving Credit and Installment	52,498	54,482	58,408	61,642
Foreign [3]
Other Revolving Credit and Installment	21	-	549	550
Total Consumer	4,174,549	4,139,467	4,160,181	4,130,796
Total Loans and Leases	$6,599,915	$6,566,126	$6,623,167	$6,489,057

[1] Certain prior period information has been reclassified to conform to current presentation.

[2] For secured loans and leases, classification as Mainland U.S. is made based on where the collateral is located. For unsecured loans and leases, classification as Mainland U.S. is made based on the location where the majority of the borrower’s business operations are conducted.

[3] Loans and leases classified as Foreign represents those which are recorded in the Company’s international business units.

The Company’s commercial loan and lease portfolio is concentrated primarily in Hawaii. However, the Company’s commercial loan and lease portfolio does include loans and leases to borrowers based on the mainland U.S., including participation in shared national credits and leveraged lease financing. The Company’s consumer loan and lease portfolio is concentrated in Hawaii and the Pacific Islands, with limited lending activities on the mainland U.S.

Mortgage Servicing Rights

Note 2 to the Consolidated Financial Statements (Unaudited), which is incorporated herein by reference, provides information on the changes in the fair value of the mortgage servicing rights for the three and nine months ended September 30, 2007.

Other Assets

Table 9 presents the major components of the Company’s other assets as of September 30, 2007, December 31, 2006, and September 30, 2006.

Other Assets (Unaudited)	Table 9

	September 30,	December 31,	September 30,
(dollars in thousands)	2007	2006 [1]	2006 [1]
Bank-Owned Life Insurance	$186,880	$156,115	$154,851
Federal Home Loan Bank and Federal Reserve Bank Stock	79,416	79,415	79,415
Low Income Housing Investments and Other Equity Investment	32,726	21,898	23,376
Accounts Receivable	24,005	23,216	22,947
Federal Tax Deposit	61,000	61,000	61,000
Other	38,023	32,265	45,120
Total Other Assets	$422,050	$373,909	$386,709

1 Certain prior period information has been reclassified to conform to current presentation.

The increase in the Company’s other assets from September 30, 2006 and December 31, 2006 to September 30, 2007 was primarily due to an additional $25.0 million placement of BOLI in the first quarter of 2007. Also contributing to the increase in the Company’s other assets from September 30, 2006 and December 31, 2006 to September 30, 2007 was the funding of $15.8 million in new low income housing investments.

The Company continues to maintain a federal tax deposit of $61.0 million relating to the IRS review of the Company’s LILO and Sale In-Lease Out (“SILO”) transactions. The placement of the deposits with the IRS reduced the accrual of additional interest and penalties, which was higher than the Company’s funding costs, associated with the potential underpayment of income taxes related to these transactions. During the second quarter of 2007, the Company reached an agreement with the IRS that effectively settled the matter related to the Company’s LILO transaction. The Company expects that the federal tax deposit will be reduced when the final adjustments are processed by the IRS. There has been no change in the status of the IRS review of the Company’s SILO transactions. Management believes that the Company has adequate reserves for potential tax exposures related to SILO transactions under review by the IRS as of September 30, 2007.

Deposits

As of September 30, 2007, total deposits were $7.9 billion, a decrease of $148.2 million or 2% and an increase of $188.0 million or 2% from December 31, 2006 and September 30, 2006, respectively.  Although the number of noninterest-bearing demand deposit accounts increased, balances decreased by $98.9 million from December 31, 2006, primarily due to customers moving their balances to higher yielding products. Time deposits increased by $41.7 million and $136.3 million from December 31, 2006 and September 30, 2006, respectively, largely due to a migration of retail deposits to higher yielding time deposits.

Table 10 presents the composition of savings deposits as of September 30, 2007, December 31, 2006, and September 30, 2006.

Savings Deposits (Unaudited)	Table 10

	September 30,	December 31,	September 30,
(dollars in thousands)	2007	2006	2006
Money Market	$1,141,863	$1,138,089	$1,040,114
Regular Savings	1,569,306	1,552,757	1,556,826
Total Savings Deposits	$2,711,169	$2,690,846	$2,596,940

Table 11 presents the Company’s average balance of time deposits of $100,000 or more.

Average Time Deposits of $100,000 or More (Unaudited)	Table 11

	Three Months Ended			Nine Months Ended
	September 30,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2007	2006 [1]	2006 [1]	2007	2006 [1]
Average Time Deposits	$975,301	$914,009	$835,927	$974,428	$772,481

1 Certain prior period information has been reclassified to conform to current presentation.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.1 billion as of September 30, 2007, an increase of $39.7 million or 4% from December 31, 2006 and a decrease of $11.7 million or 1% from September 30, 2006.  The increase from December 31, 2006 was primarily due to additional securities sold under agreements to repurchase placed with government entities that provided the Company with sources of liquidity, partially offset by the paydowns of securities sold under agreements to repurchase placed with private entities. The decrease from September 30, 2006 was primarily due to paydowns of securities sold under agreements to repurchase placed with government entities. As of September 30, 2007, total securities sold under agreements to repurchase placed with private entities were $600.0 million, of which $500.0 million were indexed to the London Inter Bank Offering Rate (“LIBOR”) and $100.0 million were at fixed interest rates. The remaining terms of the private entity agreements range from eight to 14 years. However, the private entities have the right to terminate the agreements on predetermined dates. If the private entity agreements that are indexed to LIBOR are not terminated by predetermined dates, the interest rates on the agreements become fixed, at rates ranging from 4.00% to 5.00%, for the remaining term of the respective agreements.  As of September 30, 2007, the weighted average interest rate for the Company’s outstanding private entity agreements was 4.37%.

Table 12 presents the composition of securities sold under agreements to repurchase as of September 30, 2007, December 31, 2006, and September 30, 2006.

Securities Sold Under Agreements to Repurchase (Unaudited)	Table 12

	September 30,	December 31,	September 30,
(dollars in thousands)	2007	2006	2006
Government Entities	$487,511	$372,824	$499,260
Private Entities	600,000	675,000	600,000
Total Securities Sold Under Agreements to Repurchase	$1,087,511	$1,047,824	$1,099,260

Borrowings and Long-Term Debt

Borrowings, including funds purchased and other short-term borrowings, were $202.6 million as of September 30, 2007, an increase of $131.5 million from December 31, 2006 and an increase of $30.8 million or 18% from September 30, 2006. The increase in these borrowing instruments from December 31, 2006 was used to replace other more expensive sources of funding.

Long-term debt was $235.4 million as of September 30, 2007, a decrease of $24.9 million or 10% and $29.9 million or 11% from December 31, 2006 and September 30, 2006, respectively. The decrease in long-term debt from December 31, 2006 was due to the maturity of a $25.0 million Federal Home Loan Bank of Seattle (“FHLB”) advance in the third quarter of 2007. The decrease in long-term debt from September 30, 2006 was due to the repurchase of $5.0 million in Bancorp Hawaii Capital Trust I’s capital securities in the fourth quarter of 2006 in addition to the aforementioned maturity of the $25.0 million FHLB advance in the third quarter of 2007. Further discussion of the Company’s borrowings is included in the “Corporate Risk Profile – Liquidity Management” section of MD&A.

Shareholders’ Equity

As of September 30, 2007, the Company’s shareholders’ equity was $731.7 million.  This represented a $12.3 million or 2% increase from December 31, 2006 and a $48.2 million or 7% increase from September 30, 2006.  The increase in the Company’s shareholders’ equity from December 31, 2006 to September 30, 2007 was primarily due to net income for the nine months ended September 30, 2007 of $142.8 million and common stock issued under purchase and equity compensation plans of $16.3 million. The increase in shareholders’ equity was partially offset by $69.3 million in common stock repurchases, $60.9 million in cash dividends paid, and $34.5 million in reductions to retained earnings as a result of the Company’s adoption of several new accounting pronouncements on January 1, 2007. Further discussion of the Company’s capital structure is included in the “Corporate Risk Profile – Capital Management” section of MD&A.

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

On a consolidated basis, the Company considers NIACC a measure of shareholder value creation. For the nine months ended September 30, 2007, consolidated NIACC was $79.8 million, compared to $66.8 million for the same period in 2006.  The increase in NIACC was primarily due to the impact of the aforementioned $8.2 million charge recorded in the provision for income taxes in the second quarter of 2006 related to a change in tax law.

Table 13 summarizes NIACC and RAROC results for the Company’s business segments for the three and nine months ended September 30, 2007 and 2006.

Business Segment Selected Financial Information (Unaudited)	Table 13

	Retail	Commercial	Investment			Consolidated
(dollars in thousands)	Banking	Banking	Services	Total	Treasury	Total
Three Months Ended September 30, 2007
Allocated Net Income	$25,540	$15,616	$4,326	$45,482	$2,297	$47,779
Allowance Funding Value	(258)	(732)	(11)	(1,001)	1,001	-
Provision for Credit Losses	2,975	1,284	(1)	4,258	(188)	4,070
Economic Provision	(3,032)	(2,063)	(88)	(5,183)	-	(5,183)
Tax Effect of Adjustments	116	559	37	712	(300)	412
Income Before Capital Charge	25,341	14,664	4,263	44,268	2,810	47,078
Capital Charge	(5,508)	(3,944)	(1,632)	(11,084)	(8,948)	(20,032)
Net Income (Loss) After Capital Charge (NIACC)	$19,833	$10,720	$2,631	$33,184	$(6,138)	$27,046
RAROC (ROE for the Company)	50%	41%	28%		9%	26%

Three Months Ended September 30, 2006 [1]
Allocated Net Income	$23,910	$16,024	$4,568	$44,502	$2,418	$46,920
Allowance Funding Value	(202)	(660)	(9)	(871)	871	-
Provision for Credit Losses	2,609	480	-	3,089	(304)	2,785
Economic Provision	(3,105)	(2,158)	(98)	(5,361)	-	(5,361)
Tax Effect of Adjustments	258	865	40	1,163	(210)	953
Income Before Capital Charge	23,470	14,551	4,501	42,522	2,775	45,297
Capital Charge	(5,426)	(3,914)	(1,511)	(10,851)	(8,047)	(18,898)
Net Income (Loss) After Capital Charge (NIACC)	$18,044	$10,637	$2,990	$31,671	$(5,272)	$26,399
RAROC (ROE for the Company)	47%	41%	32%		7%	27%

Nine Months Ended September 30, 2007
Allocated Net Income	$74,727	$45,770	$15,340	$135,837	$7,006	$142,843
Allowance Funding Value	(708)	(2,163)	(31)	(2,902)	2,902	-
Provision for Credit Losses	8,867	1,409	(1)	10,275	(211)	10,064
Economic Provision	(8,900)	(6,327)	(251)	(15,478)	(1)	(15,479)
Tax Effect of Adjustments	274	2,620	105	2,999	(995)	2,004
Income Before Capital Charge	74,260	41,309	15,162	130,731	8,701	139,432
Capital Charge	(16,407)	(11,957)	(4,785)	(33,149)	(26,453)	(59,602)
Net Income (Loss) After Capital Charge (NIACC)	$57,853	$29,352	$10,377	$97,582	$(17,752)	$79,830
RAROC (ROE for the Company)	50%	38%	35%		9%	26%

Nine Months Ended September 30, 2006 [1]
Allocated Net Income	$71,173	$34,594	$12,031	$117,798	$11,648	$129,446
Allowance Funding Value	(589)	(1,809)	(25)	(2,423)	2,423	-
Provision for Credit Losses	6,965	1,218	999	9,182	(1,567)	7,615
Economic Provision	(9,341)	(6,628)	(286)	(16,255)	(1)	(16,256)
Tax Effect of Adjustments	1,097	2,671	(254)	3,514	(316)	3,198
Income Before Capital Charge	69,305	30,046	12,465	111,816	12,187	124,003
Capital Charge	(16,258)	(12,282)	(4,727)	(33,267)	(23,892)	(57,159)
Net Income (Loss) After Capital Charge (NIACC)	$53,047	$17,764	$7,738	$78,549	$(11,705)	$66,844
RAROC (ROE for the Company)	47%	27%	29%		12%	25%

[1] Certain prior period information has been reclassified to conform to the current presentation.

Retail Banking

The Retail Banking segment offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans.  Deposit products include checking, savings, and time deposit accounts.  The Retail Banking segment also provides merchant services to its small business customers.  Products and services from the Retail Banking segment are delivered to customers through 71 Hawaii branch locations, 465 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), and a 24-hour telephone banking service. This segment also offers retail property and casualty insurance products.

The segment’s key financial measures increased for the three and nine months ended September 30, 2007, compared to the same periods in 2006.  The segment experienced higher noninterest income, primarily as a result of higher fee income from transaction volume, and growth in the number of transactional deposit accounts and interchange income from debit card sales. The increase in net interest income was due to an increase in the earnings credit on the segment’s deposit portfolio which partially offset lower deposit levels. These positive trends were partially offset by an increase in noninterest expense primarily resulting from higher debit card volume and salaries expense.

Commercial Banking

The Commercial Banking segment offers products including corporate banking and commercial real estate loans, lease financing, auto dealer financing, deposit and cash management products, and wholesale property and casualty insurance products. Lending, deposit, and cash management services are offered to middle-market and large companies in Hawaii. Commercial real estate mortgages are focused on customers that include investors, developers, and builders primarily domiciled in Hawaii. The Commercial Banking segment also includes the Company’s operations at 12 branches in the Pacific Islands (Guam, nearby islands, and American Samoa).

The segment’s key financial measures for the three months ended September 30, 2007, compared to the same period in 2006, remained relatively unchanged. The improvement in the segment’s key financial measures for the nine months ended September 30, 2007 was primarily due to higher net interest income and noninterest income and a charge recorded in the second quarter of 2006 related to a change in tax law.

The improvement in net interest income for the three and nine months ended September 30, 2007, compared to the same periods in 2006, was primarily due to higher earnings credit rates on the segment’s transaction deposits, partially offset by growth in interest cost due to higher average balances in savings and time deposits. The decrease in noninterest income for the three months ended September 30, 2007, compared to the same period in 2006, was primarily due to a gain on a terminated lease recognized in the third quarter of 2006. The increase in noninterest income for the nine months ended September 30, 2007, compared to the same period in 2006, was primarily due to higher insurance commission income. The increase in noninterest expense for the three and nine months ended September 30, 2007, compared to the same periods in 2006, was primarily due to higher salaries and allocated expenses.

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

The decline in the segment’s key financial measures for the three months ended September 30, 2007, compared to the same period in 2006, was primarily due to higher noninterest expense, mainly in salaries and other operating expenses. The improvement in the segment’s key financial measures for the nine months ended September 30, 2007, compared to the same period in 2006, was primarily due to an increase in noninterest income.

Trust and asset management fee income increased for the three and nine months ended September 30, 2007, compared to the same periods in 2006, primarily due to improved market conditions, resulting in increases in both average market values of assets under management and investment advisory fees on money market accounts. The increase in noninterest income was also due to growth in fee income on products offered through the full service brokerage business.

Treasury

The Treasury segment consists of corporate asset and liability management activities, including interest rate risk management and foreign exchange business. This segment’s assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, federal funds sold and purchased, government deposits, and short-term and long-term borrowings. The primary sources of noninterest income are from BOLI and foreign exchange income related to customer driven currency requests from merchants and island visitors. Additionally, the change in fair value of the Company’s mortgage servicing rights, related to changes in the weighted-average constant prepayment rate and the weighted average discount rate assumptions, is allocated to the Treasury segment. The net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with eliminations of inter-company transactions.

The decline in the segment’s key financial measures for the three and nine months ended September 30, 2007, compared to the same periods in 2006, was primarily due to a decrease in net interest income. The decrease in net interest income was primarily due to higher funding costs associated with the Company’s deposit portfolio. Increased volume and associated rates of short-term borrowings also contributed to the decrease in net interest income for the nine months ended September 2007. Noninterest income for the three and nine months ended September 2007 increased over 2006, partially offsetting the decrease in net interest income. Noninterest income increased primarily due to the net fair value adjustment of the Company’s mortgage servicing rights and investment trading portfolio as well as an increase in BOLI income.

Corporate Risk Profile

Credit Risk

The Company’s credit risk position remained strong and stable during the nine months ended September 30, 2007 with lower levels of internally criticized loans and leases and non-performing assets. The Company’s non-accrual loans and leases decreased to $4.2 million as of September 30, 2007 from $5.9 million as of December 31, 2006, primarily due to reductions in the residential mortgage as well as the commercial and industrial loan categories. The ratio of non-accrual loans and leases to total loans and leases was 0.06% as of September 30, 2007, slightly lower than the ratio of 0.09% as of December 31, 2006 and 0.08% as of September 30, 2006.

The Company’s favorable credit risk profile reflected a stable economy in Hawaii and Guam, as well as disciplined commercial and retail underwriting and portfolio management. The quality of the Hawaii-based portfolio was complimented by stable construction and real estate industries and continued strength in domestic visitor arrivals, despite higher energy costs and increasing inflationary trends. The Company does not offer payment-option adjustable rate mortgage loans or products with negative amortization.

Relative to the Company’s total loan and lease portfolio, domestic airline carriers continued to demonstrate a higher risk profile due to fuel costs, pension plan obligations, and marginal pricing power. In the evaluation of the Reserve for Credit Losses (the “Reserve”), management continues to consider the ongoing financial concerns about the airline industry. Table 14 below summarizes the Company’s air transportation credit exposures as of September 30, 2007, December 31, 2006, and September 30, 2006.

Air Transportation Credit Exposure [1] (Unaudited)	Table 14

	September 30, 2007			December 31, 2006	September 30, 2006
		Unused	Total	Total	Total
(dollars in thousands)	Outstanding	Commitments	Exposure	Exposure	Exposure
Passenger Carriers Based In the U.S.	$64,867	$-	$64,867	$68,035	$68,045
Passenger Carriers Based Outside the U.S.	19,162	-	19,162	19,406	19,475
Cargo Carriers	13,326	-	13,326	13,240	13,240
Total Air Transportation Credit Exposure	$97,355	$-	$97,355	$100,681	$100,760

1 Exposures include loans, leveraged leases, and operating leases.

Non-Performing Assets

Table 15 presents information on the Company’s non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More (Unaudited)	Table 15

	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2007	2007	2007	2006	2006
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$359	$265	$273	$769	$400
Commercial Mortgage	123	130	38	40	44
Lease Financing	-	914	-	31	-
Total Commercial	482	1,309	311	840	444
Consumer
Residential Mortgage	3,237	3,844	4,345	4,914	4,253
Home Equity	436	899	476	164	254
Other Revolving Credit and Installment	-	214	242	-	-
Total Consumer	3,673	4,957	5,063	5,078	4,507
Total Non-Accrual Loans and Leases	4,155	6,266	5,374	5,918	4,951
Foreclosed Real Estate	105	48	462	407	409
Other Investments	-	-	-	82	82
Total Non-Performing Assets	$4,260	$6,314	$5,836	$6,407	$5,442

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Lease Financing	$-	$-	$4	$-	$-
Consumer
Residential Mortgage	639	188	706	519	882
Home Equity	115	60	219	331	62
Other Revolving Credit and Installment	1,678	1,158	1,441	1,954	2,044
Lease Financing	-	-	10	10	-
Total Consumer	2,432	1,406	2,376	2,814	2,988
Total Accruing Loans and Leases Past Due 90 Days or More	$2,432	$1,406	$2,380	$2,814	$2,988

Total Loans and Leases	$6,599,915	$6,566,126	$6,507,152	$6,623,167	$6,489,057

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.06%	0.10%	0.08%	0.09%	0.08%

Ratio of Non-Performing Assets to Total Loans and Leases, Foreclosed Real Estate, and Other Investments	0.06%	0.10%	0.09%	0.10%	0.08%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases	0.10%	0.12%	0.13%	0.14%	0.13%

Quarter to Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$6,314	$5,836	$6,407	$5,442	$5,377
Additions	662	2,279	1,548	2,427	1,507
Reductions
Payments	(1,741)	(804)	(1,150)	(255)	(848)
Return to Accrual Status	(787)	(473)	(435)	(897)	(382)
Sales of Foreclosed Assets	(48)	(326)	(56)	(112)	(20)
Charge-offs/Write-downs	(140)	(198)	(478)	(198)	(192)
Total Reductions	(2,716)	(1,801)	(2,119)	(1,462)	(1,442)
Balance at End of Quarter	$4,260	$6,314	$5,836	$6,407	$5,442

NPAs consisted of non-accrual loans and leases, foreclosed real estate, and other non-performing investments.  The Company’s NPAs were $4.3 million as of September 30, 2007, a $2.1 million and $1.2 million decrease from December 31, 2006 and September 30, 2006, respectively. The decrease in NPAs from 2006 was primarily due to lower levels of non-accrual residential mortgage loans in 2007.

Included in NPAs are loans considered impaired.  Impaired loans are defined as those which the Company believes it is probable it will not collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans were $0.2 million as of September 30, 2007 and 2006 and $0.4 million as of December 31, 2006. The decrease in impaired loans from December 31, 2006 was primarily due to the charge-off of a $0.4 million commercial and industrial loan during the first quarter of 2007.

Table 16 presents information on the Company’s commercial and consumer NPAs as of September 30, 2007, December 31, 2006, and September 30, 2006.

Commercial and Consumer Non-Performing Assets (Unaudited)	Table 16

	September 30,	December 31,	September 30,
	2007	2006	2006
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Other Investments	0.02%	0.04%	0.02%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Foreclosed Real Estate	0.09%	0.13%	0.12%

As summarized in Table 16, the Company’s credit quality on its commercial and consumer lending portfolios remained strong.  Residential mortgage and home equity lending comprise the largest components of the Company’s consumer lending portfolio.  As of September 30, 2007, the weighted average credit score for the Company’s residential mortgage loans was 755 and a significant portion of this portfolio had a loan-to-value ratio of 80% or less.  As of September 30, 2007, the weighted average credit score for the Company’s home equity loans was 748 and the majority of the portfolio had a loan-to-value ratio of 80% or less.  As of September 30, 2007, the Company’s home equity portfolio had an annualized loss rate of 0.08%.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Consisting primarily of personal unsecured lines of credit and residential mortgages loans, accruing loans and leases past due 90 days or more were $2.4 million as of September 30, 2007, a decrease of $0.4 million from December 31, 2006 and a decrease of $0.6 million from September 30, 2006.  The decrease in accruing loans and leases past due 90 days or more from December 31, 2006 to September 30, 2007 was primarily due to the resolution of other revolving credit and installment loans.  The decrease in accruing loans and leases past due 90 days or more from September 30, 2006 to September 30, 2007 was primarily due to a decrease in past due loans in both the residential mortgage and other revolving credit and installment categories.

Due to the low volume of NPAs and accruing loans and leases past due 90 days or more, management anticipates some degree of variability in the balances in these categories from period to period and does not consider modest changes to be indicative of significant asset quality trends.

Reserve for Credit Losses

Table 17 presents the activity in the Company’s Reserve for the three and nine months ended September 30, 2007 and 2006.

Reserve for Credit Losses (Unaudited)	Table 17

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2007	2006 [1]	2007	2006 [1]
Balance at Beginning of Period	$96,167	$96,167	$96,167	$96,167
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(715)	(593)	(2,258)	(1,653)
Lease Financing	(123)	-	(145)	-
Consumer
Residential Mortgage	-	-	(47)	(39)
Home Equity	(422)	(211)	(764)	(438)
Other Revolving Credit and Installment	(4,597)	(3,982)	(14,506)	(12,703)
Lease Financing	(7)	(18)	(7)	(30)
Total Loans and Leases Charged-Off	(5,864)	(4,804)	(17,727)	(14,863)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	326	325	918	2,064
Commercial Mortgage	35	84	156	509
Lease Financing	2	1	2,089	1
Consumer
Residential Mortgage	14	223	203	464
Home Equity	69	120	189	308
Other Revolving Credit and Installment	1,345	1,250	4,094	3,870
Lease Financing	3	16	14	32
Total Recoveries on Loans and Leases Previously Charged-Off	1,794	2,019	7,663	7,248
Net Loans and Leases Charged-Off	(4,070)	(2,785)	(10,064)	(7,615)
Provision for Credit Losses	4,070	2,785	10,064	7,615
Balance at End of Period [2]	$96,167	$96,167	$96,167	$96,167

Components
Allowance for Loan and Lease Losses	$90,998	$90,795	$90,998	$90,795
Reserve for Unfunded Commitments	5,169	5,372	5,169	5,372
Total Reserve for Credit Losses	$96,167	$96,167	$96,167	$96,167

Average Loans and Leases Outstanding	$6,570,261	$6,470,883	$6,554,979	$6,324,492

Ratio of Net Loans and Leases Charged-Off to
Average Loans and Leases Outstanding (annualized)	0.25%	0.17%	0.21%	0.16%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.38%	1.40%	1.38%	1.40%

[1]	Certain prior period information has been reclassified to conform to current presentation.
[2]

Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the Consolidated Statements of Condition (Unaudited).

The Company maintains a Reserve which consists of two components, the Allowance and a Reserve for Unfunded Commitments (“Unfunded Reserve”). The Reserve provides for the risk of credit losses inherent in the loan and lease portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, other relevant environmental and economic factors.

The level of the Allowance is adjusted by recording an expense or recovery through the Provision. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. After considering the evaluation criteria above and net charge-offs for the period, the Company recorded a Provision of $4.1 million and $10.1 million for the three and nine months ended September 30, 2007, respectively. As a result, the Allowance and the Unfunded Reserve were unchanged from December 31, 2006, reflecting a relatively stable asset quality environment during this period. The ratio of the Allowance to total loans and leases outstanding was 1.38% as of September 30, 2007, an increase of one basis point from December 31, 2006 due to a slight decrease in loans and leases outstanding.

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices. The Company is exposed to market risk in the normal course of conducting its business activities. Financial products that expose the Company to market risk include investment securities, loans and leases, deposits, debt, and derivative financial instruments. The Company’s market risk management process involves measuring, monitoring, controlling, and adjusting levels of risk that can significantly impact the Company’s statements of income and condition. In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance, while limiting volatility. In the management of market risks, activities are categorized into “trading” and “other than trading.”

The Company’s trading activities include trading securities that are used to manage the market risk exposure of the Company’s mortgage servicing rights which are recorded at fair value on the statement of condition since January 1, 2007. The Company’s trading activities also include foreign currency and foreign exchange contracts that expose the Company to a small degree of foreign currency risk. Foreign currency and foreign exchange contracts are primarily executed on behalf of customers and at times for the Company’s own account. The Company also enters into interest rate swap agreements with customers to assist them in managing their interest rate risk. However, the Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third parties.

The Company’s other than trading activities include normal business transactions that expose the Company’s balance sheet profile to varying degrees of market risk. The Company’s primary market risk exposure is interest rate risk. A key element in the process of managing market risk involves oversight by senior management and the Board of Directors as to the level of such risk assumed by the Company. The Board of Directors reviews and approves risk management policies, including risk limits and guidelines, and delegates oversight functions to the Asset/Liability Management Committee (“ALCO”). The ALCO, consisting of senior business and finance officers, monitors the Company’s market risk exposure and, as market conditions dictate, modifies positions as deemed appropriate. The ALCO may also direct the Company to use derivative financial instruments to manage market risk.

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

The earnings of the Company are affected not only by general economic conditions, but also by the monetary and fiscal policies of the U.S. government and its agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The monetary policies of the FRB influence, to a significant extent, the overall growth of loans, leases, investment securities, and deposits and the level of interest rates earned on assets and paid for liabilities. The nature and impact of future changes in monetary policies are generally not predictable.

In managing interest rate risk, the Company, through the ALCO, measures short-term and long-term sensitivities to changes in interest rates. The ALCO utilizes several techniques to manage interest rate risk, which include shifting balance sheet mix or altering the interest rate characteristics of assets and liabilities, changing product pricing strategies, modifying characteristics of the investment securities portfolio, or using derivative financial instruments. The Company’s use of derivative financial instruments has generally been limited over the past several years. This is due to the natural on-balance sheet hedge arising out of offsetting interest rate exposures from loans, leases, and investment securities with deposits and other interest bearing liabilities. In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by the ALCO. For example, during the nine months ended September 30, 2007, the Company utilized its trading portfolio to offset the change in fair value of its mortgage servicing rights. Natural and offsetting hedges reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures. Expected movements in interest rates are also considered in managing interest rate risk. Thus, as interest rates change, the Company may use different techniques to manage interest rate risk.

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

The Company utilizes net interest income simulations to analyze short-term income sensitivities to changes in interest rates. Table 18 presents, as of September 30, 2007 and 2006, an estimate of the change in net interest income during a quarterly time frame that would result from a gradual 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for net interest income without any change in strategy. Based on the net interest income simulation as of September 30, 2007, the Company’s statement of condition was approximately neutral to parallel changes in interest rates. Net interest income sensitivity to changes in interest rates as of September 30, 2007 was less sensitive as compared to the sensitivity profile of the Company as of September 30, 2006. To analyze the impact of changes in interest rates in a more realistic manner, non-parallel rate scenarios are also simulated. These non-parallel rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve become inverted for a period of time. Conversely, if the yield curve should steepen, net interest income may increase.

Net Interest Income Sensitivity Profile (Unaudited)	Table 18

	Change in Net Interest Income Per Quarter
(dollars in thousands)	September 30, 2007		September 30, 2006
Change in Interest Rates (basis points)
+200	$(860)	(0.9)%	$(985)	(1.0)%
+100	(326)	(0.3)	(394)	(0.4)
-100	(69)	(0.1)	(197)	(0.2)
-200	(366)	(0.4)	(985)	(1.0)

The Company also uses a Market Value of Portfolio Equity (“MVPE”) sensitivity to estimate the net present value change in the Company’s assets, liabilities, and off-balance sheet arrangements from changes in interest rates. The MVPE was approximately $1.8 billion as of September 30, 2007 and 2006. Table 19 presents, as of September 30, 2007 and 2006, an estimate of the change in the MVPE sensitivity that would occur from an instantaneous 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve. The MVPE sensitivity decreased in the -200 basis point interest rate change scenario, but increased in the -100, +100, and +200 basis point interest rate change scenarios as of September 30, 2007, compared to September 30, 2006, primarily as a result of an increase in the duration of the Company’s residential mortgage loan assets.  Further enhancing the MVPE sensitivity analysis are value-at-risk, key rate analysis, duration of equity, exposure to basis risk, and non-parallel yield curve shifts. There are inherent limitations to these measures; however, used along with the MVPE sensitivity analysis, the Company obtains better overall insight for managing its exposure to changes in interest rates. Based on the additional analyses, the Company estimates its greatest exposure is in scenarios where medium term rates rise on a relative basis more than short-term and long-term rates.

Market Value of Equity Sensitivity Profile (Unaudited)	Table 19

	Change in Market Value of Equity
(dollars in thousands)	September 30, 2007		September 30, 2006
Change in Interest Rates (basis points)
+200	$(197,636)	(11.2)%	$(164,648)	(9.2)%
+100	(88,877)	(5.0)	(72,414)	(4.0)
-100	26,105	1.5	5,767	0.3
-200	(43,640)	(2.5)	(87,037)	(4.8)

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

The Bank is a member of the FHLB, which provides an additional source of short-term and long-term funding. Outstanding borrowings from the FHLB were $50.0 million as of September 30, 2007 at a weighted average interest rate of 4.00%. Outstanding borrowings from the FHLB were $75.0 million as of December 31, 2006 and September 30, 2006.

Additionally, the Bank maintains a $1.0 billion senior and subordinated bank note program. Under this facility, the Bank may issue additional notes provided that the aggregate amount outstanding does not exceed $1.0 billion. Subordinated notes outstanding under this bank note program were $124.9 million as of September 30, 2007 and December 31, 2006, and $124.8 million as of September 30, 2006 at a fixed interest rate of 6.875%.

Capital Management

The Parent and the Bank are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Parent and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of September 30, 2007, the Parent and the Bank were “well capitalized” under this regulatory framework. There have been no conditions or events since September 30, 2007 that management believes have changed either the Parent’s or the Bank’s capital classifications.

As of September 30, 2007, the Company had subordinated debt of $124.9 million, of which $25.0 million qualified as total capital for regulatory capital purposes. Also, as of September 30, 2007, the Company had $26.4 million of capital securities outstanding, all of which qualified as Tier 1 capital for regulatory capital purposes. The capital securities were classified as long-term debt in the Consolidated Statements of Condition as of September 30, 2007.

As of September 30, 2007, the Company’s shareholders’ equity was $731.7 million.  This represented a $12.3 million or 2% increase from December 31, 2006 and a $48.2 million or 7% increase from September 30, 2006.  The increase in the Company’s shareholders’ equity from December 31, 2006 to September 30, 2007 was primarily due to net income for the nine months ended September 30, 2007 of $142.8 million and common stock issued under purchase and equity compensation plans of $16.3 million. The increase in shareholders’ equity was partially offset by $69.3 million in common stock repurchases, $60.9 million in cash dividends paid, and $34.5 million in reductions to retained earnings as a result of the Company’s adoption of several new accounting pronouncements on January 1, 2007.

For the nine months ended September 30, 2007, 1.3 million shares of common stock were repurchased under the share repurchase program at an average cost of $51.86 per share, totaling $67.0 million.  From the beginning of the share repurchase program in July 2001 through September 30, 2007, the Company repurchased a total of 43.8 million shares of common stock and returned over $1.5 billion to its shareholders at an average cost of $34.87 per share. On October 19, 2007, the Company’s Board of Directors increased the authorization under the share repurchase program by an additional $100.0 million. This new authorization, combined with the previously announced authorization of $1.55 billion, brings the total share repurchase authority to $1.65 billion.  From October 1, 2007 through October 19, 2007, the Company repurchased an additional 82,100 shares of common stock at an average cost of $52.12 per share for a total of $4.3 million, resulting in remaining buyback authority under the share repurchase program of $120.1 million.

On October 19, 2007, the Company’s Board of Directors declared and raised the quarterly cash dividend to $0.44 per share on the Company’s outstanding shares.  The dividend will be payable on December 14, 2007 to shareholders of record at the close of business on November 30, 2007.

Table 20 presents the Company’s regulatory capital and ratios as of September 30, 2007, December 31, 2006, and September 30, 2006.

Regulatory Capital and Ratios (Unaudited)	Table 20

September 30,	December 31,	September 30,
(dollars in thousands)	2007	2006	2006
Regulatory Capital
Shareholders’ Equity	$731,697	$719,420	$683,472
Add:	8.25% Capital Securities of Bancorp Hawaii Capital Trust I	26,425	26,425	31,425
Less:	Goodwill	34,959	34,959	34,959
Adjustment to Initially Apply FASB Statement No. 158, Net of Tax	6,731	6,958	-
Unrealized Valuation on Investment Securities Available-for-Sale and Other Adjustments	(17,403)	(27,491)	(28,899)
Tier 1 Capital	733,835	731,419	708,837
Allowable Reserve for Credit Losses	90,058	91,585	90,723
Qualifying Subordinated Debt	24,979	49,942	49,937
Unrealized Gains on Investment Securities Available-for-Sale	32	17	20
Total Regulatory Capital	$848,904	$872,963	$849,517

Risk-Weighted Assets [1]	$7,198,547	$7,322,255	$7,252,299

Key Regulatory Capital Ratios
Tier 1 Capital Ratio	10.19%	9.99%	9.77%
Total Capital Ratio	11.79	11.92	11.71
Leverage Ratio	6.95	7.06	6.90

[1] Risk-weighted assets for the period ended September 30, 2006 was corrected from $7,252,429. There was no impact to the Company’s regulatory capital ratios, as previously reported.

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

Credit Commitments

The Company’s credit commitments as of September 30, 2007 were as follows:

Credit Commitments (Unaudited)	Table 21

	Less Than			After 5
(dollars in thousands)	One Year	1-3 Years	4-5 Years	Years	Total
Unfunded Commitments to Extend Credit	$797,432	$248,962	$424,404	$1,255,216	$2,726,014
Standby Letters of Credit	87,867	4,151	-	-	92,018
Commercial Letters of Credit	25,559	-	-	-	25,559
Total Credit Commitments	$910,858	$253,113	$424,404	$1,255,216	$2,843,591

Contractual Obligations

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the contractual obligations table presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4.                                   Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Unaudited)
			Total Number of Shares	Approximate Dollar Value
	Total Number		Purchased as Part of	of Shares that May Yet Be
	Of Shares	Average Price	Publicly Announced Plans	Purchased Under the
Period	Purchased [1]	Paid Per Share	or Programs	Plans or Programs [2]
July 1 - 31, 2007	170,895	$50.43	170,000	$43,592,739
August 1 - 31, 2007	262,170	50.11	257,500	30,691,558
September 1 - 30, 2007	122,551	51.78	122,500	24,348,119
Total	555,616	50.58	550,000

[1] The months of July, August, and September 2007 included 895, 4,670, and 51 mature shares, respectively, purchased from employees in connection with stock option exercises. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Company’s common stock on the dates of purchase.

[2] The Company repurchased shares during the third quarter of 2007 pursuant to its ongoing share repurchase program that was first announced in July 2001. On October 19, 2007, the Company’s Board of Directors increased the authorization under the share repurchase program by an additional $100.0 million. This new authorization, combined with the previously announced authorization of $1.55 billion, brings the total repurchase authority to $1.65 billion. As of October 19, 2007, $120.1 million remained of the total $1.65 billion total repurchase amount authorized by the Company’s Board of Directors under the share repurchase program. The program has no set expiration or termination date.

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

Date: October 24, 2007	Bank of Hawaii Corporation

	By:	/s/ Allan R. Landon
Allan R. Landon
Chairman of the Board,
Chief Executive Officer and President

	By:	/s/ Daniel C. Stevens
Daniel C. Stevens
Chief Financial Officer

Exhibit Index

Exhibit Number

10	Bank of Hawaii Corporation Change-In-Control Retention Plan

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002