Form 10-K
period 2007-12-31
BANK OF HAWAII CORP
filed 2008-02-25
CIK 46195

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ________________ to ________________

Commission File Number 1-6887

BANK OF HAWAII CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	99-0148992 (IRS Employer Identification No.)
130 Merchant Street, Honolulu, Hawaii (Address of principal executive offices)	96813 (Zip Code)
1-888-643-3888 (Registrant's telephone number, including area code)

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 29, 2007 (the last business day of the registrant's most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $51.64, was approximately $2,525,188,977. There was no non-voting common equity of the registrant outstanding on that date.

As of February 20, 2008, there were 48,197,270 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2008, are incorporated by reference into Part III of this Report.

Bank of Hawaii Corporation

Form 10-K

Part I

Item 1. Business

General

Bank of Hawaii Corporation (the "Parent") is a Delaware corporation and a bank holding company ("BHC") headquartered in Honolulu, Hawaii.

The Parent's principal and only operating subsidiary, Bank of Hawaii (the "Bank"), was organized on December 17, 1897 and is chartered by the State of Hawaii. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") and the Bank is a member of the Federal Reserve System (the "FRB").

The Bank provides a broad range of financial services and products primarily to customers in Hawaii and the Pacific Islands (Guam, nearby islands, and American Samoa). References to "we," "our," "us," or "the Company" refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes.

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

We are aligned into four business segments for management reporting purposes: Retail Banking, Commercial Banking, Investment Services, and Treasury. See Table 9 of Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") and Note 12 to the Consolidated Financial Statements for more information.

Information on the Bank's limited foreign activities is presented in Table 14 of MD&A.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found free of charge on our website at http://www.boh.com as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission (the "SEC"). The SEC maintains a website, http://www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our Corporate Governance Guidelines; charters of the Audit Committee, the Executive and Strategic Planning Committee, the Human Resources and Compensation Committee, and the Nominating and Corporate Governance Committee; and our Code of Business Conduct and Ethics are available on our website. Upon written request to the Corporate Secretary at 130 Merchant Street, Honolulu, Hawaii, 96813, this information is available in print form.

The Parent's other subsidiaries include BOHC Investment Fund, LLC (the "Fund") and Bancorp Hawaii Capital Trust I (the "Trust"). The Fund was organized in September 2007, to invest in and hold securities of Qualified High Technology Businesses, as defined in the Hawaii Revised Statutes. The Trust, a grantor trust, was organized to issue trust preferred securities.

We have included the Chief Executive Officer and the Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. Additionally, we filed with the New York Stock Exchange (the "NYSE") the Chief Executive Officer certification regarding our compliance with the NYSE's Corporate Governance Listing Standards (the "Listing Standards") pursuant to Section 303A.12(a) of the Listing Standards. The certification was dated May 20, 2007 and indicated that the Chief Executive Officer was not aware of any violations of the Listing Standards by the Company.

Competition

We are subject to substantial competition from banks, savings associations, credit unions, mortgage companies, finance companies, mutual funds, brokerage firms, insurance companies, and other providers of financial services, including financial service subsidiaries of commercial and manufacturing companies. We also compete with non-financial institutions that offer financial products and services. Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and BHCs. As a result, some of our competitors may have lower cost structures. Also, some of our competitors, through alternative delivery channels such as the internet, may be based outside of the markets that we serve. Our extensive branch network, exceptional service levels, and knowledge of local trends and conditions contribute to our competitive advantage.

Supervision and Regulation

We are extensively regulated under both federal and state laws. The following information describes significant laws and regulations applicable to us. The description is qualified in its entirety by reference to the applicable laws and regulations. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and with the various bank regulatory agencies. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on our business, operations, and earnings.

The Parent

The Parent is registered as a BHC under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to the supervision of and to examination by the Board of Governors of the FRB. The Parent is also registered as a financial institution holding company under the Hawaii Code of Financial Institutions (the "Code") and is subject to the registration, reporting, and examination requirements of the Code.

The BHC Act prohibits, with certain exceptions, a BHC from acquiring beneficial ownership or control of more than 5% of the voting shares of any company, including a bank, without the FRB's prior approval. The Act also prohibits a BHC from engaging in any activity other than banking, managing or controlling banks or other subsidiaries authorized under the BHC Act, or furnishing services to or performing services for its subsidiaries.

Under FRB policy, a BHC is expected to serve as a source of financial and management strength to its subsidiary bank. A BHC is also expected to commit resources to support its subsidiary bank in circumstances where it might not do so absent such a policy. Under this policy, a BHC is expected to stand ready to provide adequate capital funds to its subsidiary bank during periods of financial adversity and to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary bank.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, banks and bank holding companies from any state are permitted to acquire banks located in any other state, subject to certain conditions, including certain nationwide and state-imposed deposit concentration limits. The Bank also has the ability, subject to certain restrictions, to acquire branches outside its home state by acquisition or merger. The establishment of new interstate branches is also possible in those states with laws that expressly permit de novo branching. Because the Code permits de novo branching by out-of-state banks, those banks may establish new branches in Hawaii. Interstate branches are subject to certain laws of the states in which they are located.

Under the BHC Act, a BHC may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional BHCs. In order to qualify for the election, all of the depository institution subsidiaries of the BHC must be well capitalized and well managed. Additionally, all of its insured depository institution subsidiaries must have achieved a rating of "satisfactory" or better under the Community Reinvestment Act (the "CRA"). Financial holding companies are permitted to engage in activities that are "financial in nature"; activities incidental to or complementary of the financial activities of traditional BHCs, as determined by the FRB. The Parent has not elected to become a financial holding company.

Bank of Hawaii

The Bank is subject to supervision and examination by the Federal Reserve Bank of San Francisco and the State of Hawaii Department of Commerce and Consumer Affairs ("DCCA"), Division of Financial Institutions. The Bank is subject to extensive federal and state regulations that significantly affect business and activities. Regulatory bodies have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in activities that represent unsafe and unsound banking practices or constitute violations of applicable laws, rules, regulations, administrative orders, or written agreements with regulators. The standards relate generally to operations and management, asset quality, interest rate exposure, capital, and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards, including the assessment of civil monetary penalties, the issuance of cease-and-desist orders, and other actions.

Bankoh Investment Services, Inc., the broker dealer subsidiary of the Bank, is incorporated in Hawaii and is regulated by the Financial Industry Regulatory Authority, formerly the National Association of Securities Dealers, and the DCCA's Business Registration Division. The insurance subsidiaries, Bank of Hawaii Insurance Services, Inc., Triad Insurance Agency, Inc., and Pacific Century Insurance Services, Inc., are incorporated in Hawaii and are regulated by the DCCA's Division of Insurance. Pacific Century Life Insurance Corporation is incorporated in Arizona and is regulated by the State of Arizona Department of Insurance.

Capital Requirements

The federal bank regulatory agencies have issued substantially similar risk-based capital ratio and leverage capital ratio guidelines applicable to BHCs and the banks they supervise. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is to be composed of common equity, retained earnings, and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 Capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the allowance for loan and lease losses ("Tier 2 Capital") and, together with Tier 1 Capital, equals total capital ("Total Capital"). Risk weighted assets are calculated by taking assets and credit equivalent amounts of off-balance-sheet items and assigning them to one of several broad risk categories. The risk categories are assigned according to the obligor, or, if relevant, to the guarantor, or to the nature of the collateral. The aggregate dollar value of the amount in each category is then multiplied by the risk weight associated with that category.

BHCs and banks are also required to maintain minimum leverage ratios established by the federal bank regulatory agencies. These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted quarterly average assets equal to 3% for BHCs and banks that have the highest regulatory rating and are not experiencing significant growth or expansion. All other BHCs and banks will generally be required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. See Note 10 to the Consolidated Financial Statements for capital ratios for the Company and the Bank.

The risk-based capital standards identify concentrations of credit risk and the risk arising from non-traditional banking activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution's overall capital adequacy. The capital guidelines also provide that exposure to a decline in the economic value of an institution's capital due to changes in interest rates is a factor to be considered in evaluating a bank's capital adequacy. We do not believe that consideration of these additional factors will affect the regulator's assessment of the Parent's or the Bank's capital position.

Dividend Restrictions

The Parent is a legal entity separate and distinct from the Bank. The Parent's principal source of funds to pay dividends on its common stock and to service its debt is dividends from the Bank. Various federal and state laws and regulations limit the amount of dividends the Bank may pay to the Parent without regulatory approval. The FRB is authorized to determine the circumstances when the payment of dividends would be an unsafe or unsound practice and to prohibit such payments. The right of the Parent, its shareholders, and creditors, to participate in any distribution of the assets or earnings of its subsidiaries, is also subject to the prior claims of creditors of those subsidiaries.

For information regarding the limitations on the Bank's ability to pay dividends to the Parent, see Note 10 to the Consolidated Financial Statements.

Transactions with Affiliates

Under federal law, the Bank is subject to restrictions that limit the transfer of funds or other items of value to the Parent, and any other non-bank affiliates in so-called "covered transactions." In general, covered transactions include loans, leases, other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from the Bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, 1) covered transactions by the Bank with a single affiliate are limited to 10% of the Bank's capital and surplus, and 2) with respect to all covered transactions with affiliates in the aggregate, to 20% of the Bank's capital and surplus.

FDIC Insurance

The Deposit Insurance Fund ("DIF") of the FDIC insures deposit accounts in the Bank generally up to a maximum of $100,000 per separately insured depositor, and up to a maximum of $250,000 per separately insured depositor for certain retirement accounts. FDIC-insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. The current annual risk based assessment rates range from $0.05 per $100 of domestic deposits for well-managed, well capitalized banks with the highest credit ratings, to $0.43 per $100 of domestic deposits for institutions posing the most risk to the DIF. The FDIC may increase or decrease the assessment rate schedule quarterly. The Federal Deposit Insurance Reform Act of 2005 ("FDIRA") provided for a one-time assessment credit to be allocated among member institutions. As of December 31, 2007, the remaining assessment credit available to offset our future deposit insurance assessments was $6.5 million.

In addition to DIF assessments, all FDIC-insured depository institutions must pay an annual assessment to provide funds for the repayment of debt obligations of the Financing Corporation. The Financing Corporation is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. As of January 1, 2008, the annualized rate of risk-adjusted deposits, established by the FDIC for all DIF-assessable deposits was 1.14 basis points. For 2007, the Bank's Financing Corporation insurance assessment expense was approximately $1.0 million.

The FDIRA also provides that, in the event of the liquidation or insolvency of an insured depository institution, the claims of depositors and the FDIC, where the FDIC succeeds to the claims of depositors or has been appointed as a receiver, will be afforded priority over other general unsecured claims against such an institution.

Other Safety and Soundness Regulations

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. FDICIA identifies five capital categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under regulations established by the federal banking agencies, a "well capitalized" institution must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, a Leverage Ratio of at least 5%, and not be subject to a capital directive order. As of December 31, 2007, the Bank was classified as "well capitalized." The classification of a depository institution under FDICIA is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of any financial institution.

The federal banking agencies' prompt corrective action powers impose progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. These actions can include: requiring an insured depository institution to adopt a capital restoration plan guaranteed by the institution's parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution.

As required by FDICIA, the federal banking agencies also have adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation and benefits. The federal regulatory agencies may take action against a financial institution that does not meet such standards.

Community Reinvestment and Consumer Protection Laws

In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the CRA. In addition, federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank's record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." The Bank received an "outstanding" rating in its most recent CRA evaluation.

Bank Secrecy Act / Anti-Money Laundering Laws

The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. The USA PATRIOT Act substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

Employees

As of January 31, 2008, we had approximately 2,600 employees.

Item 1A. Risk Factors

There are a number of risks and uncertainties that could cause our financial results and condition to differ materially from expected results.

Changes in business and economic conditions, in particular those of Hawaii and the Pacific Islands (Guam, nearby islands, and American Samoa) could lead to lower revenue, lower asset quality, and lower earnings.

Our business and earnings are closely tied to general business and economic conditions, particularly the economies of Hawaii and the Pacific Islands. These economies are heavily influenced by tourism, real estate, government, and other service-based industries. Factors that could affect the general economy include geopolitical risks, such as real or threatened acts of war or terrorism, higher energy costs, reduced consumer or corporate spending, natural disasters or adverse weather, public health issues, and the normal cyclical nature of the economy. A sustained economic downturn could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenue and lower earnings. We continually monitor changes in the economy, including level of visitor arrivals, changes in housing prices, and unemployment rates. We also monitor the value of collateral, such as real estate, that secures loans we have made. A decline in the value of collateral could also reduce a customer's borrowing power.

Changes in interest rates could adversely impact our results of operations.

Our earnings are highly dependent on the spread between the interest earned on loans, leases, and investment securities and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans, leases, and investment securities and the rates paid on deposits and borrowings. In addition, changes to market interest rates could impact the level of loans, leases, investment securities, deposits, and borrowings, and the credit profile of existing loans and leases. Interest rates are affected by many factors beyond our control, including general economic conditions, and the monetary and fiscal policies of various governmental and regulatory authorities. Changes in interest rates may negatively impact our ability to attract deposits, originate loans and leases, and achieve satisfactory interest rate spreads which could adversely affect our financial condition or results of operations.

Credit losses may increase due to weaker economic conditions.

The risk of nonpayment of loans and leases is inherent in all lending activities. We maintain a reserve for credit losses to absorb estimated probable credit losses inherent in the loan, lease, and commitment portfolios as of the balance sheet date. Management makes various assumptions and judgments about the loan and lease portfolio, in determining the level of the reserve for credit losses. Many of these assumptions are based on economic conditions. If our assumptions are incorrect or economic conditions change, the reserve for credit losses may not be sufficient to cover losses, which could adversely affect our financial condition or results of operations.

Many of our loans are secured by real estate in Hawaii and Guam. If these locations experience an economic downturn that impacts real estate values and customers' ability to repay, loan and lease losses could exceed the estimates that are currently included in the reserve for credit losses.

Our operations are subject to extensive regulation.

Our operations are subject to extensive regulation by federal and state governmental authorities. The regulations are primarily intended to protect depositors, customers and the banking system as a whole and not for the protection of shareholders. Failure to comply with applicable regulations could lead to penalties and damage to our reputation. Furthermore, the regulatory environment is constantly undergoing change and the impact of changes to laws and regulations, the interpretation of such laws or regulations, or other actions by regulatory agencies could make regulatory compliance more difficult or expensive.

Competition may adversely affect our business.

Our future depends on our ability to compete effectively. We compete for deposits, loans, leases, and other financial services with a variety of competitors, including banks, thrifts, credit unions, mortgage companies, broker dealers, and insurance companies all of which may be based in or out of Hawaii and the Pacific Islands. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. Failures to effectively compete, innovate, and make effective use of available channels to deliver our products and services could adversely affect our financial condition or results of operations.

Our liquidity is dependent on dividends from the Bank.

The Parent is a separate and distinct legal entity from the Bank. The Parent receives substantially all of its cash in the form of dividends from the Bank. These dividends are the principal source of funds to pay dividends on the Parent's common stock. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Parent. If the amount of dividends paid by the Bank is further limited, the Parent's ability to meet its obligations, pay dividends to shareholders, or repurchase stock, may be further limited.

An interruption or breach in security of our information systems may result in a loss of customers.

We rely heavily on communications and information systems to conduct our business. In addition, we rely on third parties to provide key components of our infrastructure, including loan, deposit and general ledger processing, internet connections, and network access. Any disruption in service of these key components could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our operations. Furthermore, security breaches of our information systems or data, whether managed by us or by third parties, could harm our reputation or cause a decrease in the number of customers that choose to do business with us.

Negative public opinion could damage our reputation and adversely impact our earnings.

Reputational risk, or the risk to our business, earnings and capital from negative public opinion could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, ethical issues, or inadequate protection of customer information. We expend significant resources to comply with regulatory requirements. Failure to comply could result in reputational harm or significant legal or remedial costs. Damage to our reputation could adversely affect our ability to retain and attract new customers.

Changes in income tax laws or interpretations or in accounting standards could materially affect our financial condition or results of operations.

Changes in income tax laws could be enacted or interpretations of existing income tax laws could change causing an adverse effect to our financial condition or results of operations. Similarly, our accounting policies and methods are fundamental to how we report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets, liabilities, and financial results. Periodically, new accounting standards are imposed or existing standards are revised, changing the methods for preparing our financial statements.

Our performance depends on attracting and retaining key employees and skilled personnel to operate our business effectively.

There are a limited number of qualified personnel in the markets we serve, so our success depends in part on the continued services of many of our current management and other key employees. Hawaii's low unemployment rate contributes to the difficulty of attracting and retaining qualified employees at all levels. Failure to retain our key employees and maintain adequate staffing of qualified personnel, could adversely impact our operations and our ability to compete.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our principal offices are located in the Financial Plaza of the Pacific in Honolulu, Hawaii. We own and lease other branch offices and operating facilities located throughout Hawaii and the Pacific Islands.

Item 3. Legal Proceedings

We are involved in various legal proceedings arising from normal business activities. In the opinion of management, after reviewing these proceedings with counsel, the aggregate liability, if any, resulting from these proceedings is not expected to have a material effect on our consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2007 to a vote of security holders through solicitation of proxies or otherwise.

Executive Officers of the Registrant:

Listed below are executive officers of the Parent as of February 20, 2008.

Allan R. Landon, 59
Chairman and Chief Executive Officer since September 2004; President since December 2003; Chief Operating Officer from May 2004 to August 2004; Vice Chairman from February 2001 to December 2003; Chief Financial Officer from February 2001 to April 2004.

Peter S. Ho, 42
Vice Chairman and Chief Banking Officer since January 2006; Vice Chairman, Investment Services from April 2004 to December 2005; Executive Vice President, Hawaii Commercial Banking Group from February 2003 to April 2004; Executive Vice President, Corporate Banking Division Manager from January 2002 to January 2003.

Mark A. Rossi, 59
Vice Chairman, Chief Administrative Officer, General Counsel, and Corporate Secretary since February 2007; President of Lane Powell from July 2004 to January 2007; Partner of Lane Powell Spears Lubersky, LLP from April 1996 to July 2004.

Mary E. Sellers, 51
Vice Chairman and Chief Risk Officer since July 2005; Executive Vice President, Director of Risk Management from June 2003 to June 2005; Executive Vice President, Credit Review Manager from January 2002 to June 2003.

Daniel C. Stevens, 52
Vice Chairman and Chief Financial Officer since May 2007; Independent Consultant from November 2006 to April 2007; Chief Financial Officer of Taylor Capital Group from January 2004 to October 2006; Chief Financial Officer and Chief Administrative Officer at UMB Financial Corporation from January 2001 to January 2004.

Donna A. Tanoue, 53
Vice Chairman since February 2007; Vice Chairman, Corporate and Regulatory Administration and Chief Administrative Officer from April 2004 to January 2007; Vice Chairman, Investment Services from April 2002 to April 2004.

Brian T. Stewart, 40
Executive Vice President and Controller since May 2004; Senior Vice President, Management Reporting from July 2002 to April 2004.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Shareholders, and Dividends

Information regarding the historical market prices of the Parent's common stock and dividends declared on that stock are shown below.

Market Prices, Book Values, and Common Stock Dividends Per Share

	Market Price Range
				Book Value	Dividends Declared
Year/Period	High	Low	Close

2007	$55.94	$46.05	$51.14	$15.44	$1.67
First Quarter	54.81	50.11	53.03		0.41
Second Quarter	55.00	50.64	51.64		0.41
Third Quarter	55.84	46.05	52.85		0.41
Fourth Quarter	55.94	47.56	51.14		0.44
2006	$55.15	$47.00	$53.95	$14.45	$1.52
First Quarter	55.15	51.40	53.31		0.37
Second Quarter	54.51	48.33	49.60		0.37
Third Quarter	50.75	47.00	48.16		0.37
Fourth Quarter	54.59	47.54	53.95		0.41
2005	$54.44	$43.82	$51.54	$13.52	$1.36

The common stock of the Parent is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 20, 2008, there were 7,680 common shareholders of record.

The Parent's Board of Directors considers on a quarterly basis the feasibility of paying a cash dividend to its shareholders. Under the Parent's general practice, dividends are declared upon completion of a quarter and are paid prior to the end of the subsequent quarter. Dividends declared consider future expected earnings. See "Dividend Restrictions" under "Supervision and Regulation" in Item 1 of this report and Note 10 to the Consolidated Financial Statements for more information.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]

October 1 - 31, 2007	127,342	$52.18	127,100	$117,715,883
November 1 - 30, 2007	195,836	50.26	194,500	107,939,625
December 1 - 31, 2007	275,481	50.49	269,500	94,323,326

Total	598,659	$50.77	591,100

1
The months of October, November, and December 2007 included 242, 1,336, and 5,981 mature shares, respectively, purchased from employees in connection with stock option exercises. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Parent's common stock on the dates of purchase.

2
The Parent repurchased shares during the fourth quarter of 2007 pursuant to its ongoing share repurchase program that was first announced in July 2001. The Parent announced an additional authorization for share repurchases of $100.0 million on October 19, 2007. As of February 20, 2008, $76.1 million remained of the total $1.65 billion total repurchase amount authorized by the Parent's Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Employee Compensation Plan Information

See Item 12 for information on the Company's Equity Compensation Plan.

Performance Graph

The following graph shows the cumulative total return for the Parent's common stock compared to the cumulative total returns for the Standard & Poor's ("S&P") 500 Index and the S&P Banking Index. The graph assumes that $100 was invested on December 31, 2002 in the Parent's common stock, the S&P 500 Index, and the S&P Banking Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes reinvestment of dividends.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 2002 with dividends reinvested

	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07

Bank of Hawaii Corporation	$100	$142	$176	$184	$198	$194
S&P 500 Index	$100	$129	$143	$150	$173	$183
S&P Banking Index	$100	$127	$145	$143	$166	$116

Item 6. Selected Financial Data

Summary of Selected Financial Data

(dollars in millions, except per share amounts)	2007	2006	2005	2004	2003

Year Ended December 31,
Operating Results
Net Interest Income	$395.0	$402.6	$407.1	$390.6	$365.9
Provision for Credit Losses	15.5	10.8	4.6	(10.0)	–
Net Income	183.7	180.4	181.6	173.3	135.2
Basic Earnings Per Share	3.75	3.59	3.50	3.26	2.32
Diluted Earnings Per Share	3.69	3.52	3.41	3.08	2.21
Dividends Declared Per Share	1.67	1.52	1.36	1.23	0.87
Performance Ratios
Net Income to Average Total Assets (ROA)	1.75%	1.76%	1.81%	1.78%	1.44%
Net Income to Average Shareholders' Equity (ROE)	25.15	25.90	24.83	22.78	15.02
Efficiency Ratio [1]	52.78	51.87	53.15	56.14	63.38
Operating Leverage [2]	0.76	3.13	10.54	26.33	3.75
Net Interest Margin [3]	4.08	4.25	4.38	4.32	4.23
Dividend Payout Ratio [4]	44.53	42.34	38.86	37.73	37.50
Average Shareholders' Equity to Average Assets	6.97	6.80	7.29	7.81	9.60
Allowance to Loans and Leases Outstanding	1.38	1.37	1.48	1.78	2.24
Tier 1 Capital Ratio	10.36	9.99	10.36	12.13	12.54
Total Capital Ratio	11.96	11.92	12.70	14.89	15.81
Leverage Ratio	7.04	7.06	7.14	8.29	8.43
As of December 31,
Balance Sheet Totals
Loans and Leases	$6,580.9	$6,623.2	$6,168.5	$5,986.9	$5,757.2
Total Assets	10,472.9	10,571.8	10,187.0	9,766.2	9,461.6
Total Deposits	7,942.4	8,023.4	7,907.5	7,564.7	7,332.8
Long-Term Debt	235.4	260.3	242.7	252.6	324.1
Total Shareholders' Equity	750.3	719.4	693.4	814.8	793.1
Average Loans and Leases	6,561.6	6,369.2	6,104.4	5,786.6	5,525.6
Average Assets	10,472.1	10,241.4	10,023.7	9,745.5	9,377.5
Average Deposits	7,887.5	7,731.0	7,766.5	7,422.3	7,045.8
Average Shareholders' Equity	730.3	696.3	731.1	761.0	900.1
Non-Financial Data
Common Shareholders of Record at Year-End	7,721	7,888	7,940	8,171	9,561
Basic Weighted Average Shares	49,033,208	50,176,685	51,848,765	53,232,815	58,338,566
Diluted Weighted Average Shares	49,833,546	51,178,943	53,310,816	56,241,044	61,085,567
1
Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

2
Operating leverage is defined as the percentage change in income before provision for credit losses and provision for income taxes.

3
Net interest margin is defined as net interest income, on a taxable equivalent basis, as a percentage of average earning assets.

4
Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic and business environment in our service area and elsewhere, credit quality, and other financial and business matters in future periods. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions are less favorable than expected; 2) competitive pressure among financial services and products; 3) the impact of legislation and the regulatory environment; 4) fiscal and monetary policies of the markets in which we operate; 5) actual or alleged conduct which could harm our reputation; 6) changes in accounting standards; 7) changes in tax laws or regulations or the interpretation of such laws and regulations; 8) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 9) changes in market interest rates that may affect our credit markets and ability to maintain our net interest margin; 10) unpredicted costs and other consequences of legal or regulatory matters involving the Company; 11) changes to the amount and timing of proposed common stock repurchases; and 12) geopolitical risk, military or terrorist activity, natural disaster, adverse weather, public health, and other conditions impacting us and our customers' operations. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled "Risk Factors" in Part I of this report. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. We do not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

Critical Accounting Estimates

Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 1 to the Consolidated Financial Statements. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Critical accounting estimates are defined as those that require assumptions or judgments to be made based on information available as of the date of the financial statements. Certain policies inherently have a greater reliance on the use of estimates. Those policies have a greater possibility of producing results that could be materially different than reported if there is a change to any of the estimates, assumptions, or judgments made by us. Based on the potential impact to the financial statements of the valuation methods, estimates, assumptions, and judgments used, we identified the determination of the reserve for credit losses, the valuation of mortgage servicing rights, the valuation of leased asset residual values, the valuation of pension and postretirement benefit obligations, and the determination of income tax expense and liability to be the accounting estimates that are the most subjective or judgmental.

Reserve for Credit Losses

A consequence of lending activities is that we may incur losses. The amount of such losses will vary, depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions, including rising interest rates, and the financial performance of borrowers. The reserve for credit losses consists of the Allowance for Loan and Lease Losses (the "Allowance") and a Reserve for Unfunded Commitments (the "Unfunded Reserve"). The reserve for credit losses provides for credit losses inherent in lending or committing to lend and is based on loss estimates derived from a comprehensive quarterly evaluation, reflecting analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment to address observed changes in trends, conditions, and other relevant environmental and economic factors. The Allowance provides for probable and estimable losses inherent in our loan and lease portfolio. The Allowance is increased or decreased through the provisioning process. There is no exact method of predicting specific losses or amounts that ultimately may be charged-off on particular segments of the loan and lease portfolio.

Our determination of the amount of the reserve for credit losses is a critical accounting estimate as it requires the use of estimates and significant judgment as to the amount and timing of expected future cash flows on impaired loans and leases, estimated loss rates on homogenous portfolios, and deliberation on economic factors and trends. On a quarterly basis, an evaluation of specific individual commercial borrowers is performed to identify impaired loans and leases. Also, on a quarterly basis, the Audit Committee of the Board of Directors reviews and approves the reserve for credit losses prior to final affirmation by the Board of Directors. See Note 3 to the Consolidated Financial Statements for more information on the reserve for credit losses.

Valuation of Mortgage Servicing Rights

When mortgage loans are sold with servicing rights retained, a servicing asset is established and accounted for based on estimated fair values. An estimated fair value is used because there is no quoted or established market for valuation of mortgage servicing rights. The estimated fair value is determined using discounted cash flow modeling techniques, which requires us to make estimates and assumptions regarding the amount and timing of expected future cash flows, loan repayment rates, costs to service, and interest rates that reflect the risk involved. Our estimates of the fair value of mortgage servicing rights are sensitive to changes in the underlying estimates and assumptions. Had we assumed lower long-term interest rates and higher loan repayment rates, the estimated fair value of the mortgage servicing rights could have been lower than recorded in our Consolidated Statements of Condition. See Note 4 to the Consolidated Financial Statements for more information on mortgage servicing rights.

Valuation of Leased Asset Residual Values

Lease financing receivables include a residual value component, which represents the estimated value of leased assets upon lease expiration. Our determination of residual value is derived from a variety of sources, including equipment valuation services, appraisals, and publicly available market data on recent sales transactions on similar equipment. The length of time until lease termination, the cyclical nature of equipment values, and the limited marketplace for re-sale of certain leased assets, are important variables considered in making this determination. We update our valuation analysis on an annual basis, or more often when events or circumstances warrant. When we determine that the fair value is lower than the expected residual value at lease expiration, the difference is recognized as an asset impairment in the period in which the analysis is completed. See Note 3 to the Consolidated Financial Statements for more information on the residual value of leased assets.

Pension and Postretirement Benefit Obligations

Our pension and postretirement benefit obligations and net periodic benefit cost are actuarially determined based on the following key assumptions:

  •
  discount rate;
  •
  estimated future return on plan assets; and
  •
  the health care cost trend rate.

Our determination of the pension and postretirement benefit obligations and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgment related to the amount and timing of expected future cash out-flows for benefit payments and cash in-flows for maturities and return on plan assets. Changes in estimates and assumptions related to mortality rates and future health care costs could also have a material impact to our financial condition or results of operations. The discount rate is used to determine the present value of future benefit obligations and the net periodic benefit cost. The discount rate used to value the future benefit obligation as of each year-end is the rate used to determine the periodic benefit cost in the following year.

The estimated pension and postretirement net periodic benefit cost for 2008 is $1.4 million, based on an assumed discount rate of 6.85%. The following table presents a sensitivity analysis of a 25 basis point change in discount rates to the net periodic benefit cost and benefit obligation:

Discount Rate Sensitivity Analysis Table 1

	Impact of
(dollars in thousands)	Discount Rate 25 Basis Point Increase	Discount Rate 25 Basis Point Decrease

2007 Net Periodic Benefit Cost, Pension Benefits	$(165)	$167
2007 Net Periodic Benefit Cost, Postretirement Benefits	(66)	67
Pension Benefit Obligation as of December 31, 2007	(2,344)	2,417
Postretirement Benefit Obligation as of December 31, 2007	(782)	809
Estimated 2008 Net Periodic Benefit Cost, Pension Benefits	(221)	204
Estimated 2008 Net Periodic Benefit Cost, Postretirement Benefits	(66)	66

See Note 13 to the Consolidated Financial Statements for more information on our pension and postretirement benefit plans.

Income Taxes

We determine our liabilities for income taxes based on current tax regulation and interpretations in tax jurisdictions where our income is subject to taxation. Currently, we file tax returns in nine federal, state and local domestic jurisdictions, and four foreign jurisdictions. In estimating income taxes payable or receivable, we assess the relative merits and risks of the appropriate tax treatment considering statutory, judicial, and regulatory guidance in the context of each tax position. Accordingly, previously estimated liabilities are regularly reevaluated and adjusted, through the provision for income taxes.

Changes in the estimate of income taxes payable or receivable occur periodically due to changes in tax rates, interpretations of tax law, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impact the relative merits and risks of each tax position. These changes, when they occur, affect accrued income taxes and can be significant to our operating results. See Note 15 to the Consolidated Financial Statements for more information on income taxes.

Overview

We are a regional financial services company serving individuals, families, businesses, and governments in Hawaii and other Pacific Islands. Our main operating subsidiary, the Bank, was organized on December 17, 1897 and is chartered by the State of Hawaii.

Our Vision:

"Exceptional people building exceptional value for
our customers, our island communities,
our shareholders, and each other."

Our Governing Objective:

"Maximize shareholder value over time."

In striving to fulfill our vision and governing objective, in January 2007 we introduced our 2007+ Plan ("Plan") to our shareholders, customers, and employees. Our Plan consists of five strategic themes:

• Growth • Integration • People

• Brand • Discipline

Growth

Our strategy for growth is to focus on the Hawaii market. Specific initiatives include introducing new products, services and delivery processes, enhanced services, and our improved sales culture. We implemented customer retention initiatives, and built our deposit and loan strategies on integration and brand strengths. A stronger brand identity and full integration will help achieve success beyond that which is possible by independent business units. Near-term growth opportunities are seen to be particularly attractive within the area of investment services. In addition, shareholder value will be further enhanced through growth in our core deposit base.

Integration

In order to continue our integration of products and services, we strive to find a proper balance between incentive initiatives that reward success at the company level as well as the business unit levels but always approaching the customer as one bank. Integration will involve products and services, financial expertise, and delivery channels that will make organizational boundaries transparent to customers.

Our integration strategy involves identifying inter-segment operating efficiencies and developing new customer-centric products designed for easy use and efficiency, replicating high growth products, services and processes across the company and evolving a simpler structure to meet customers' needs and maximize the benefits of integration. Specifically, we intend to measure cross-sell success while reducing redundant products and services that exist in multiple business units.

People

Hiring, developing, retaining, and rewarding talented people is important to fulfilling our "vision." Areas of focus for the coming years will include: leadership excellence, talent acquisition, enhancing our positive work environment, and recognizing and rewarding talent.

Our strategy involves ongoing efforts to strengthen leadership excellence. "Pathways to Leadership Excellence" is the primary developmental program to build leadership talent for the future. An incentive system designed to encourage cooperation and integration among our business units helps to align goals with successful customer outcomes.

Brand

A special emphasis is placed on the element of "brand" since our brand serves to differentiate us from our competitors. Consistently living up to our brand promise is essential for attracting clients, building relationships, and growing our business. Our brand promise states:

"At Bank of Hawaii, we understand who you are and
help you achieve what you aspire to be."

This promise to our customers is supported by key principles: safety and soundness, service, personal relationships, community, and stature.

Our ability to deliver on our brand promise directly impacts customer satisfaction, depth of relationship, and retention.

Safety and soundness as well as service are considered "cost of entry" and expected of any business in the financial services industry. Personal relationships, community, and stature are what we consider "business winning" attributes that can distinguish us in the marketplace. Managing the brand is a continuous long-term business practice, not a short-term tactic. We believe our brand can lead to our customers' trust, loyalty, and advocacy as well as enhance shareholder value.

Discipline

Discipline entails not only a balanced approach to managing risk and comparing actual performance to forecasts, but also emphasizing our performance to deliver stable long-term results to our shareholders.

Meeting the financial goals of our Plan will require balanced management with growth in the near-term coming from in-market initiatives. Discipline is integral to maintaining our earnings stream and asset quality. Discipline creates a low risk profile and results in low earnings volatility while maintaining our prudent investment perception. We believe discipline entails emphasizing company performance over individual business unit results and aligning individual incentives with company goals. It also entails avoiding short-term initiatives with tangible gains if they involve risks that sacrifice long-term growth or expose us to unnecessary risk. Activities include providing sufficient resources in the areas of finance, risk, compliance, legal, and governance and making these resources available to business unit managers. We are continuing to develop and strengthen our compliance culture as well as develop new reporting methods designed to assess business unit performance quickly and effectively.

Plan Financial Objectives and Earnings Summary

Our Plan is based on moderate growth in revenues and consistent, positive operating leverage, and does not contemplate near-term expansion beyond our current footprint.

The following presents our Plan financial objectives compared with our 2007 results:

Financial Objectives Table 2

Performance Ratios	2007 Results	Plan Financial Objectives

Average ROA	1.75%	Above 1.70%
Average ROE	25.15%	Above 25.00%
Efficiency Ratio	52.78%	Approaching 50.00%
Operating Leverage	0.76%	Positive

We achieved our primary performance objectives for 2007, in spite of a challenging interest rate environment and unexpected costs in the fourth quarter of 2007. For 2007, diluted earnings per share were $3.69, an increase of 5% from 2006. Net income was $183.7 million, an increase of 2% from 2006.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a taxable equivalent basis, is presented in Table 4.

Average Balances and Interest Rates – Taxable Equivalent Basis	Table 3

	2007			2006 [1]			2005 [1]

(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Earning Assets
Interest-Bearing Deposits	$29.3	$1.5	5.28%	$5.4	$0.2	3.92%	$7.1	$0.2	3.07%
Funds Sold	60.3	3.1	5.06	15.2	0.8	5.06	39.3	1.3	3.38
Investment Securities
Trading	122.6	4.9	4.00	–	–	–	–	–	–
Available-for-Sale	2,516.7	130.5	5.19	2,598.8	127.5	4.91	2,545.6	114.0	4.48
Held-to-Maturity	329.5	14.9	4.53	417.6	18.3	4.37	523.7	21.4	4.08
Loans Held for Sale	9.0	0.6	6.43	9.7	0.6	6.38	20.4	0.8	4.03
Loans and Leases [2]
Commercial and Industrial	1,054.8	78.1	7.40	987.8	72.7	7.36	953.8	59.8	6.27
Commercial Mortgage	624.5	42.5	6.81	598.5	40.3	6.73	582.6	34.8	5.97
Construction	250.1	19.6	7.86	197.3	16.2	8.19	138.6	8.8	6.35
Commercial Lease Financing	470.3	15.0	3.19	478.2	14.6	3.05	469.2	16.1	3.43
Residential Mortgage	2,501.7	153.6	6.14	2,450.4	146.3	5.97	2,346.8	133.6	5.70
Home Equity	947.9	71.6	7.56	922.2	68.4	7.42	844.2	49.8	5.91
Automobile	432.0	35.3	8.18	433.8	34.6	7.97	425.2	31.7	7.46
Other [3]	280.3	30.1	10.72	301.0	31.8	10.59	344.0	33.2	9.61

Total Loans and Leases	6,561.6	445.8	6.79	6,369.2	424.9	6.67	6,104.4	367.8	6.03

Other	79.4	1.5	1.83	79.4	1.1	1.45	69.8	1.3	1.81

Total Earning Assets [4]	9,708.4	602.8	6.21	9,495.3	573.4	6.04	9,310.3	506.8	5.44

Cash and Noninterest-Bearing Deposits	288.9			301.2			313.0
Other Assets	474.8			444.9			400.4

Total Assets	$10,472.1			$10,241.4			$10,023.7

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,570.7	15.4	0.98	$1,615.5	15.6	0.96	$1,667.0	10.1	0.60
Savings	2,696.8	54.0	2.00	2,680.3	38.3	1.43	2,928.6	20.5	0.70
Time	1,728.4	68.4	3.96	1,484.8	49.8	3.35	1,197.8	27.8	2.32

Total Interest-Bearing Deposits	5,995.9	137.8	2.30	5,780.6	103.7	1.79	5,793.4	58.4	1.01

Short-Term Borrowings	127.9	6.3	4.94	177.7	8.8	4.97	144.5	4.7	3.25
Securities Sold Under Agreements to Repurchase	1,044.8	47.0	4.50	932.4	42.2	4.52	699.0	21.2	3.03
Long-Term Debt	251.9	15.8	6.22	249.8	15.4	6.15	244.2	15.0	6.15

Total Interest-Bearing Liabilities	7,420.5	206.9	2.79	7,140.5	170.1	2.38	6,881.1	99.3	1.44

Net Interest Income		$395.9			$403.3			$407.5

Interest Rate Spread			3.42%			3.66%			4.00%
Net Interest Margin			4.08%			4.25%			4.38%
Noninterest-Bearing Demand Deposits	1,891.6			1,950.4			1,973.1
Other Liabilities	429.7			454.2			438.4
Shareholders' Equity	730.3			696.3			731.1

Total Liabilities and Shareholders' Equity	$10,472.1			$10,241.4			$10,023.7

1
Certain prior period information has been reclassified to conform to current presentation.

2
Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

3
Comprised of other consumer revolving credit, installment, and consumer lease financing.

4
Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $923,000, $696,000, and $380,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Analysis of Change in Net Interest Income – Taxable Equivalent Basis	Table 4

	Year Ended December 31, 2007 Compared to 2006			Year Ended December 31, 2006 Compared to 2005

(dollars in millions)	Volume [1]	Rate [1]	Total	Volume [1]	Rate [1]	Total

Change in Interest Income:
Interest-Bearing Deposits	$1.2	$0.1	$1.3	$–	$–	$–
Funds Sold	2.3	–	2.3	(1.0)	0.5	(0.5)
Investment Securities
Trading	4.9	–	4.9	–	–	–
Available-for-Sale	(4.1)	7.1	3.0	2.4	11.1	13.5
Held-to-Maturity	(4.0)	0.6	(3.4)	(4.5)	1.4	(3.1)
Loans Held for Sale	–	–	–	(0.5)	0.3	(0.2)
Loans and Leases
Commercial and Industrial	5.0	0.4	5.4	2.2	10.7	12.9
Commercial Mortgage	1.7	0.5	2.2	0.9	4.6	5.5
Construction	4.1	(0.7)	3.4	4.4	3.0	7.4
Commercial Lease Financing	(0.2)	0.6	0.4	0.3	(1.8)	(1.5)
Residential Mortgage	3.1	4.2	7.3	6.1	6.6	12.7
Home Equity	1.9	1.3	3.2	4.9	13.7	18.6
Automobile	(0.2)	0.9	0.7	0.7	2.2	2.9
Other [2]	(2.1)	0.4	(1.7)	(4.5)	3.1	(1.4)

Total Loans and Leases	13.3	7.6	20.9	15.0	42.1	57.1

Other	–	0.4	0.4	0.1	(0.3)	(0.2)

Total Change in Interest Income	13.6	15.8	29.4	11.5	55.1	66.6

Change in Interest Expense:
Interest-Bearing Deposits
Demand	(0.5)	0.3	(0.2)	(0.3)	5.8	5.5
Savings	0.2	15.5	15.7	(1.9)	19.7	17.8
Time	8.8	9.8	18.6	7.7	14.3	22.0

Total Interest-Bearing Deposits	8.5	25.6	34.1	5.5	39.8	45.3

Short-Term Borrowings	(2.4)	(0.1)	(2.5)	1.2	2.9	4.1
Securities Sold Under Agreements to Repurchase	5.0	(0.2)	4.8	8.5	12.5	21.0
Long-Term Debt	0.2	0.2	0.4	0.4	–	0.4

Total Change in Interest Expense	11.3	25.5	36.8	15.6	55.2	70.8

Change in Net Interest Income	$2.3	$(9.7)	$(7.4)	$(4.1)	$(0.1)	$(4.2)

1
The changes for each category of interest income and expense are allocated between the portion of changes attributable to the variance in volume and rate for that category.

2
Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income

We earn net interest income when interest income on earning assets, primarily loans, leases, and investment securities, exceeds interest expense on interest-bearing liabilities, primarily deposits and other funding sources. The amount of net interest income is affected by both changes in interest rates (rate) and the amount and composition of earning assets and interest-bearing liabilities (volume).

Net interest income, on a taxable equivalent basis, decreased by $7.4 million or 2% in 2007 from 2006, primarily due to increased funding costs. Rates paid on savings and time deposit accounts increased in 2007, reflecting the full effects of a rising interest rate environment during 2006. The increase in our funding costs in 2007 was also affected by an increase in average time deposit balances as some customers shifted their balances from noninterest-bearing and interest-bearing demand accounts into higher yielding time deposit accounts. Partially offsetting the increase in funding costs was an increase in yields on investment securities and loans and leases, as well as higher average loan balances in substantially all categories.

Net interest margin decreased by 17 basis points in 2007 from 2006, primarily due to the prolonged effects of the inverted or flat yield curve.

Average loans and leases increased by $192.4 million or 3% in 2007 from 2006, with growth in substantially all loan categories. Yields on total loans and leases increased by 12 basis points in 2007 from 2006. Average balances in investment securities declined slightly in 2007 from 2006; however, yields on investment securities increased by 23 basis points as a result of reinvestment in higher yielding investment securities as well as a decrease in the level of prepayments.

Average interest-bearing liabilities increased by $280.0 million or 4% in 2007 from 2006, primarily due to growth in time deposits. Average time deposit balances increased by $243.6 million as customers sought higher rate deposit products. Also contributing to the increase in average interest-bearing liabilities was a $112.4 million increase in average balances in securities sold under agreements to repurchase. These financial instruments provide us with a relatively inexpensive and readily available source of short-term financing. Average long-term debt, the costliest of our interest-bearing liabilities, remained relatively unchanged in 2007 from 2006.

Net interest income, on a taxable equivalent basis, decreased by $4.2 million or 1% in 2006 from 2005, primarily due to increased funding costs. Rates paid on demand and savings accounts increased, as some customers shifted deposits from demand and savings accounts into higher rate time deposits and into off-balance sheet managed cash accounts. Also contributing to the higher funding costs were increased levels of securities sold under agreements to repurchase which served as one source of funding the growth in loans and leases in 2006. Partially offsetting the increase in the funding costs was an increase in yields on loans and investment securities and an increase in average loans and leases.

Net interest margin decreased by 13 basis points in 2006 from 2005, primarily due to the impact that the flat or inverted yield curve had on the mix of our funding sources and related rates paid during 2006.

Average loans and leases increased by $264.8 million or 4% in 2006 from 2005, and yields on total loans and leases increased by 64 basis points in 2006 from 2005. Average balances in investment securities remained relatively unchanged during this period; however, yields increased by 43 basis points in the available-for-sale portfolio and by 29 basis points in held-to-maturity portfolio, reflecting a general rise in interest rates. Growth in average loans and leases required the utilization of deposits and short-term borrowings as a funding mechanism.

Average interest-bearing liabilities increased by $259.4 million or 4% in 2006 from 2005, primarily due to an increase in securities sold under agreements to repurchase, time deposits, and short-term borrowings. Although average deposits remained relatively unchanged during this period, there was significant movement in balances within deposit products. Average noninterest-bearing demand, interest-bearing demand, and savings balances collectively decreased by $322.5 million or 5% in 2006 from 2005. Over this same period, average time deposits increased by $287.0 million or 24% as customers sought higher rate deposit products and customers also used their off-balance sheet managed cash accounts as a means of obtaining higher rates.

Provision for Credit Losses

The Provision for Credit Losses (the "Provision") reflects our judgment of the expense or benefit necessary to establish the appropriate amount of the Allowance. We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period. The Provision is determined through detailed quarterly analyses of the loan and lease portfolio. The Provision is based on our loss experience, changes in the economic environment, as well as an ongoing assessment of our credit quality. The Provision was $15.5 million in 2007, $10.8 million in 2006, and $4.6 million in 2005. For further discussion on the Allowance, see the "Corporate Risk Profile – Allowance for Loan and Lease Losses" section in MD&A.

Noninterest Income

Table 5 presents the major components of noninterest income for 2007, 2006, and 2005.

Noninterest Income	Table 5

	Year Ended December 31,			Dollar Change		Percent Change

(dollars in thousands)	2007	2006	2005	2007 to 2006	2006 to 2005	2007 to 2006	2006 to 2005

Trust and Asset Management	$62,926	$58,740	$56,830	$4,186	$1,910	7%	3%
Mortgage Banking	11,725	10,562	10,399	1,163	163	11	2
Service Charges on Deposit Accounts	46,260	41,756	39,945	4,504	1,811	11	5
Fees, Exchange, and Other Service Charges	65,825	62,441	59,588	3,384	2,853	5	5
Investment Securities Gains, Net	1,485	172	341	1,313	(169)	763	(50)
Insurance	23,177	20,388	19,643	2,789	745	14	4
Other Income:
Income from Bank-Owned Life Insurance	7,773	6,090	6,037	1,683	53	28	1
Gains on the Sale of Leased Assets	3,126	2,708	5,084	418	(2,376)	15	(47)
Gains on the Sale of Real Estate	3,095	–	–	3,095	–	n.m.	n.m.
Other	15,095	13,319	11,447	1,776	1,872	13	16

Total Other Income	29,089	22,117	22,568	6,972	(451)	32	(2)

Total Noninterest Income	$240,487	$216,176	$209,314	$24,311	$6,862	11%	3%

n.m. – not meaningful.

Trust and asset management income is comprised of fees earned from the management and administration of trust and other customer assets. These fees are somewhat correlated with the market value of the assets that we manage. Total trust assets under administration were $13.0 billion as of December 31, 2007, $12.6 billion as of December 31, 2006, and $12.5 billion as of December 31, 2005. Trust and asset management income increased in 2007 from 2006 due in part to $2.7 million in fees from new accounts under management. Also contributing to higher income in 2007 from 2006 was an increase in fees from existing accounts as a result of an increase in the market value of assets under management. Trust and asset management income increased in 2006 from 2005 primarily due to an increase in the average market value of assets under management and an increase in investment advisory fees on money market accounts.

Mortgage banking income for 2007, 2006, and 2005 was comprised of the following:

Mortgage Banking	Table 6

(dollars in thousands)	2007	2006	2005

Mortgage Origination and Servicing Activities
Servicing Income	$6,105	$6,117	$6,028
Net Gains on the Sale of Residential Mortgage Loans	685	1,080	2,292
Mortgage Loan Fees	2,484	2,041	2,671

Total Mortgage Origination and Servicing Activities	9,274	9,238	10,991

Mortgage Servicing Rights and Other
Gains Recognized on Originated Mortgage Servicing Rights	4,153	3,979	4,533
Change in Fair Value of Mortgage Servicing Rights:
Due to Changes in Valuation Assumptions [1]	184	–	–
Due to Paydowns and Other [2]	(4,193)	–	–
Change in Fair Value of Designated Securities [3]	2,265	–	–
Amortization of Mortgage Servicing Rights	–	(2,552)	(5,291)
Gains (Losses) on Derivative Financial Instruments	(15)	(45)	166
Other	57	(58)	–

Total Mortgage Servicing Rights and Other	2,451	1,324	(592)

Total Mortgage Banking	$11,725	$10,562	$10,399

1
Principally reflects changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

2
Principally represents changes due to the realization of expected cash flows over time.

3
Designated Securities were comprised of mortgage-backed securities in our trading portfolio, which were used to manage the volatility of the fair value of the mortgage servicing rights. Realized investment trading gains and losses were not material in 2007.

Mortgage banking income is highly influenced by the level and direction of mortgage interest rates and the strength of the housing market. On January 1, 2007, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140," which requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. We also reclassified investment securities with a carrying value of $164.2 million (the "Designated Securities") from the available-for-sale portfolio to the trading portfolio. The change in fair value of the Designated Securities is intended to offset changes in valuation assumptions affecting the recorded value of our mortgage servicing rights.

Mortgage banking income increased in 2007 from 2006 primarily due to the discontinuation of the amortization of mortgage servicing rights in 2007. Also contributing to the increase in mortgage banking income in 2007 from 2006 was the change in the fair value of our Designated Securities of $2.3 million. In 2007, we benefited from the change in fair value of our Designated Securities exceeding the change in fair value of mortgage servicing rights due to changes in valuation assumptions. However, with experience in managing this hedge, we continue to rebalance our trading portfolio in an effort to better hedge the change in fair value of mortgage servicing rights related to valuation assumptions. These increases were partially offset by the change in mortgage servicing rights due to paydowns. Residential mortgage loan originations were $775.9 million in 2007, a $66.7 million decrease from 2006. Mortgage banking income increased in 2006 from 2005 primarily due to lower amortization expense of $2.8 million, partially offset by lower gains on the sale of residential mortgage loans of $1.2 million, and lower mortgage loan fees of $0.6 million. Residential mortgage loan originations were $1.0 billion in 2005. See Note 4 to the Consolidated Financial Statements for more information on mortgage servicing rights.

Service charges on deposit accounts increased in 2007 from 2006, primarily due to higher overdraft fees as a result of fee schedule changes as well as an increase in the number of transactional deposit accounts. The increase in service charges on deposit accounts in 2006 from 2005 was also due to an increase in the number of transactional deposit accounts. However, this increase in 2006 was partially offset by lower account analysis fees on analyzed business checking accounts as a result of higher earnings credit rates resulting from a rise in short-term interest rates.

Fees, exchange, and other service charges are primarily comprised of debit card income, fees from ATMs, merchant service activity, and other loan fees and service charges. The increase in fees, exchange, and other service charges in 2007 and 2006 was primarily due to an increase in debit card income. The increase in debit card income was due to higher transactional volume from new and existing debit cardholders.

Insurance income is comprised of commission income derived from our retail and wholesale insurance businesses. The increase in insurance income in 2007 from 2006 was primarily due to a $1.1 million increase in contingent commission income, as well as a $1.2 million increase in income from annuity and life insurance products. Our favorable 2007 results in insurance income are the result of a better trained sales force and product enhancements. The increase in insurance income in 2006 from 2005 was primarily due to higher commission income as customers who insure with our wholesale insurance business experienced lower than anticipated losses.

The other component of other noninterest income increased in 2007 from 2006 primarily due to $0.4 million in higher commission income from the sale of mutual funds and $0.6 million in higher income from low-income housing investments. The other component of other noninterest income increased in 2006 from 2005 primarily due to higher commission income from the sale of mutual funds.

Noninterest Expense

Table 7 presents the major components of noninterest expense for 2007, 2006, and 2005.

Noninterest Expense	Table 7

	Year Ended December 31,			Dollar Change		Percent Change

(dollars in thousands)	2007	2006	2005	2007 to 2006	2006 to 2005	2007 to 2006	2006 to 2005

Salaries and Benefits:
Salaries	$115,856	$110,203	$108,286	$ 5,653	$ 1,917	5%	2%
Incentive Compensation	15,505	17,150	16,145	(1,645)	1,005	(10)	6
Share-Based Compensation	6,330	5,322	6,118	1,008	(796)	19	(13)
Commission Expense	7,444	7,168	8,112	276	(944)	4	(12)
Retirement and Other Benefits	15,131	17,212	17,962	(2,081)	(750)	(12)	(4)
Payroll Taxes	9,910	9,791	9,748	119	43	1	–
Medical, Dental, and Life Insurance	9,289	7,900	8,027	1,389	(127)	18	(2)
Separation Expense	1,400	1,711	1,912	(311)	(201)	(18)	(11)

Total Salaries and Benefits	180,865	176,457	176,310	4,408	147	2	–

Net Occupancy	40,073	38,976	38,273	1,097	703	3	2
Net Equipment	19,274	20,127	21,541	(853)	(1,414)	(4)	(7)
Professional Fees	11,206	6,854	15,702	4,352	(8,848)	63	(56)
Other Expense:
Data Services	13,456	13,029	12,128	427	901	3	7
Delivery and Postage Services	10,337	10,049	9,812	288	237	3	2
Visa Legal Costs	5,649	–	–	5,649	–	n.m.	n.m.
Other	54,547	55,470	53,876	(923)	1,594	(2)	3

Total Other Expense	83,989	78,548	75,816	5,441	2,732	7	4

Total Noninterest Expense	$335,407	$320,962	$327,642	$ 14,445	$ (6,680)	5%	(2)%

n.m.
– not meaningful.

Total salaries and benefits increased in 2007 from 2006 primarily due to higher salaries expense as a result of annual increases in base salaries. Share-based compensation also contributed to the increase due to a $1.0 million expense related to an executive retention agreement that ended on December 31, 2007. Another contributing factor to higher salaries and benefits expense in 2007 was an increase in group medical insurance expense. These increases were partially offset by a reduction in postretirement medical benefits expense, as a result of our decision to amend our plan to reduce retirement benefit costs, and reduced incentive compensation. Total salaries and benefits remained relatively unchanged in 2006 from 2005. Base salaries increased from 2005 as a result of annual increases, and incentive compensation increased as a result of a $1.5 million bonus related to the successful completion of the 2004 - 2006 Plan, paid to employees who did not otherwise participate in an incentive plan. Offsetting these increases in 2006 were decreases in share-based compensation and commission expense resulting from lower residential mortgage loan originations.

Professional fees increased in 2007 from 2006 primarily due to a $4.0 million reduction in legal fees in 2006 as a result of the conclusion of various legal matters. Also contributing to the increase in professional fees in 2007 were $0.5 million in fees related to strengthening our diagnostic tools and processes in technology and tax. Professional fees decreased in 2006 from 2005 primarily due to the previously mentioned reduction in legal fees.

Other noninterest expense increased in 2007 from 2006 primarily due to a $5.6 million charge, which represented our share of estimated legal costs, as a member bank of Visa U.S.A., Inc. ("Visa"), related to lawsuits. See Note 17 to the Consolidated Financial Statements for more information. Other noninterest expense increased in 2006 from 2005 primarily due to a $1.4 million increase in our mileage program travel expense, which was consistent with the increase in our debit card income. Also contributing to the increase in other noninterest expense in 2006 was $0.7 million in higher data services expense.

Income Taxes

Our provision for income taxes and effective tax rates for 2007, 2006, and 2005 were as follows:

Provision for Income Taxes and Effective Tax Rates	Table 8

(dollars in thousands)	Provision	Effective Tax Rates

2007	$100,888	35.45%
2006	106,710	37.17
2005	102,636	36.11

The lower effective tax rate in 2007 from 2006 was primarily due to an $8.2 million charge recorded in the provision for income taxes in 2006 related to a change in tax law. The 2007 effective tax rate was also favorably impacted by $0.5 million in higher tax credits realized from our investments in the State of Hawaii's qualified high technology business investment program and by a $0.4 million reduction in the provision for income taxes as a result of the effective settlement of our lease in-lease out transaction. The higher effective tax rate in 2006 compared to 2005 was primarily due to the previously mentioned $8.2 million tax charge. See Note 15 to the Consolidated Financial Statements for more information.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, Investment Services, and Treasury. Our management accounting process measures the performance of the business segments based on the management structure of the Company. This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the Provision, and capital. This process is dynamic and requires certain allocations based on judgment and other subjective factors. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to U.S. generally accepted accounting principles.

We evaluate several performance measures of the business segments, the most important of which are net income after capital charge ("NIACC") and risk adjusted return on capital ("RAROC"). NIACC is economic net income less a charge for the cost of allocated capital. The cost of allocated capital is determined by multiplying our estimate of a shareholder's minimum required rate of return on the cost of capital invested (11% for 2007) by the segment's allocated equity. We assume a cost of capital that is equal to a risk-free rate plus a risk premium. RAROC is the ratio of economic net income to risk-adjusted equity. Equity is allocated to each business segment based on an assessment of its inherent risk. The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to our overall asset and liability management activities on a proportionate basis. The basis for the allocation of net interest income is a function of our assumptions that are subject to change based on changes in current interest rates and market conditions. Funds transfer pricing also serves to transfer interest rate risk to Treasury. However, the other business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions within guidelines. Allocated net income for each segment includes a Provision amount equal to net charge-offs for the period. The Provision is reversed in the NIACC calculation and replaced by an economic provision. The economic provision is a statistically derived estimate of annual expected credit losses over an economic cycle.

We consider NIACC to be a measure of shareholder value creation. Our NIACC was $100.0 million in 2007, $96.9 million in 2006, and $89.1 million in 2005. See Note 12 to the Consolidated Financial Statements for more information on our business segments.

Table 9 summarizes NIACC and RAROC results for our business segments for 2007, 2006, and 2005.

Business Segments Selected Financial Information	Table 9

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Total	Treasury	Consolidated Total

Year Ended December 31, 2007
Net Interest Income (Loss)	$237,715	$140,235	$22,585	$400,535	$(5,517)	$395,018
Provision for Credit Losses	12,949	2,576	258	15,783	(276)	15,507

Net Interest Income (Loss) After Provision for Credit Losses	224,766	137,659	22,327	384,752	(5,241)	379,511
Noninterest Income	106,667	38,134	76,592	221,393	19,094	240,487
Noninterest Expense	(172,874)	(83,302)	(67,828)	(324,004)	(11,403)	(335,407)

Income Before Provision for Income Taxes	158,559	92,491	31,091	282,141	2,450	284,591
Provision for Income Taxes	(58,668)	(34,050)	(11,504)	(104,222)	3,334	(100,888)

Allocated Net Income	99,891	58,441	19,587	177,919	5,784	183,703

Allowance Funding Value	(983)	(2,924)	(44)	(3,951)	3,951	–
Provision for Credit Losses	12,949	2,576	258	15,783	(276)	15,507
Economic Provision	(12,015)	(8,464)	(335)	(20,814)	(1)	(20,815)
Tax Effect of Adjustments	18	3,260	45	3,323	(1,360)	1,963

Income Before Capital Charge	99,860	52,889	19,511	172,260	8,098	180,358
Capital Charge	(21,957)	(16,119)	(6,484)	(44,560)	(35,765)	(80,325)

Net Income (Loss) After Capital Charge (NIACC)	$77,903	$36,770	$13,027	$127,700	$(27,667)	$100,033

RAROC (ROE for the Company)	50%	36%	33%		7%	25%

Total Assets as of December 31, 2007	$4,056,718	$2,712,139	$272,311	$7,041,168	$3,431,774	$10,472,942

Year Ended December 31, 2006 [1]
Net Interest Income	$231,162	$135,564	$21,864	$388,590	$14,023	$402,613
Provision for Credit Losses	10,491	1,965	(1)	12,455	(1,697)	10,758

Net Interest Income After Provision for Credit Losses	220,671	133,599	21,865	376,135	15,720	391,855
Noninterest Income	100,294	35,421	70,413	206,128	10,048	216,176
Noninterest Expense	(170,705)	(78,625)	(65,151)	(314,481)	(6,481)	(320,962)

Income Before Provision for Income Taxes	150,260	90,395	27,127	267,782	19,287	287,069
Provision for Income Taxes	(55,596)	(42,222)	(10,028)	(107,846)	1,136	(106,710)

Allocated Net Income	94,664	48,173	17,099	159,936	20,423	180,359

Allowance Funding Value	(792)	(2,496)	(34)	(3,322)	3,322	–
Provision for Credit Losses	10,491	1,965	(1)	12,455	(1,697)	10,758
Economic Provision	(12,466)	(8,818)	(386)	(21,670)	(1)	(21,671)
Tax Effect of Adjustments	1,024	3,459	156	4,639	(601)	4,038

Income Before Capital Charge	92,921	42,283	16,834	152,038	21,446	173,484
Capital Charge	(21,744)	(16,264)	(6,291)	(44,299)	(32,307)	(76,606)

Net Income (Loss) After Capital Charge (NIACC)	$71,177	$26,019	$10,543	$107,739	$(10,861)	$96,878

RAROC (ROE for the Company)	47%	29%	29%		15%	26%

Total Assets as of December 31, 2006 [1]	$3,972,919	$2,795,509	$213,506	$6,981,934	$3,589,881	$10,571,815

Year Ended December 31, 2005 [1]
Net Interest Income	$217,236	$137,323	$21,117	$375,676	$31,437	$407,113
Provision for Credit Losses	14,151	8,942	(1)	23,092	(18,504)	4,588

Net Interest Income After Provision for Credit Losses	203,085	128,381	21,118	352,584	49,941	402,525
Noninterest Income	94,684	37,078	68,231	199,993	9,321	209,314
Noninterest Expense	(170,232)	(78,258)	(70,582)	(319,072)	(8,570)	(327,642)

Income Before Provision for Income Taxes	127,537	87,201	18,767	233,505	50,692	284,197
Provision for Income Taxes	(47,188)	(32,307)	(6,944)	(86,439)	(16,197)	(102,636)

Allocated Net Income	80,349	54,894	11,823	147,066	34,495	181,561

Allowance Funding Value	(688)	(2,332)	(23)	(3,043)	3,043	–
Provision for Credit Losses	14,151	8,942	(1)	23,092	(18,504)	4,588
Economic Provision	(13,547)	(9,757)	(412)	(23,716)	(4)	(23,720)
Tax Effect of Adjustments	31	1,165	161	1,357	5,722	7,079

Income Before Capital Charge	80,296	52,912	11,548	144,756	24,752	169,508
Capital Charge	(21,718)	(17,989)	(6,627)	(46,334)	(34,112)	(80,446)

Net Income (Loss) After Capital Charge (NIACC)	$58,578	$34,923	$4,921	$98,422	$(9,360)	$89,062

RAROC (ROE for the Company)	41%	32%	19%		17%	25%

Total Assets as of December 31, 2005 [1]	$3,891,156	$2,443,235	$228,903	$6,563,294	$3,623,744	$10,187,038

1
Certain prior period information has been reclassified to conform to the current presentation.

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans. Deposit products include checking, savings, and time deposit accounts. Retail Banking also provides merchant services to its small business customers. Products and services from Retail Banking are delivered to customers through 71 Hawaii branch locations, 411 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service. This segment also offers retail property and casualty insurance products.

Financial measures improved in 2007 from 2006 primarily due to higher net interest income and noninterest income. The $6.6 million increase in net interest income was primarily due to higher earnings credits on the segment's deposit portfolio, which was partially offset by lower average deposit balances. The $6.4 million increase in noninterest income was primarily due to higher fee income from transaction volume and growth in the number of transactional deposit accounts as well as higher interchange income from debit card transactions. These positive trends were partially offset by a $2.2 million increase in noninterest expense, primarily resulting from higher debit card and salaries expense. Retail Banking's economic provision and capital charge remained relatively unchanged in 2007.

Financial measures improved in 2006 from 2005 primarily due to an increase in net interest income and noninterest income. The $13.9 million increase in net interest income was primarily due to higher earnings credits on the segment's deposit portfolio, as well as growth in the segment's loan and deposit balances. The $5.6 million increase in noninterest income was primarily due to higher interchange income from debit card sales and transaction volume, and higher fee income from policy initiatives and the growth in the number of transactional deposit accounts. Noninterest expense and the capital charge remained relatively unchanged in 2006. Retail Banking's economic provision was $1.1 million lower in 2006, favorably impacting the segment's financial results.

Commercial Banking

Commercial Banking offers products including corporate banking and commercial real estate loans, lease financing, auto dealer financing, deposit and cash management products, and wholesale property and casualty insurance products. Lending, deposit, and cash management services are offered to middle-market and large companies in Hawaii. Commercial real estate mortgages are focused on customers that include investors, developers, and builders domiciled in Hawaii. Commercial Banking also includes our operations at 12 branches in the Pacific Islands.

Financial measures improved in 2007 from 2006 primarily due to an increase in net interest income and noninterest income as well as a decrease in the provision for income taxes. These improvements were partially offset by an increase in noninterest expense. The $4.7 million increase in net interest income was primarily due to growth in the segment's loan and deposit balances as well as higher earnings credits on the segment's deposit portfolio. The $2.7 million increase in noninterest income was primarily due to higher fee income on wholesale property and casualty insurance products. Higher fee income from facilitating customer interest rate swaps, mutual fund fee income, and gains on the sale of leased assets also contributed to the growth in noninterest income. The $8.2 million decrease in the provision for income taxes was primarily due to the previously mentioned tax charge due to a change in tax legislation which occurred in 2006. The $4.7 million increase in noninterest expense was primarily due to higher salaries, other operating, and allocated expenses. Commercial Banking's economic provision and capital charge remained relatively unchanged in 2007.

Financial measures decreased in 2006 from 2005 primarily due to a decrease in net interest income and noninterest income as well as a higher provision for income taxes. The $1.8 million decrease in net interest income was primarily due to the funding charge associated with non-earning assets. The $1.7 million decrease in noninterest income was primarily due to higher gains on the sale of leased assets recognized in 2005. The $9.9 million increase in the provision for income taxes was primarily due to the previously mentioned tax charge due to a change in tax legislation which occurred in 2006. The segment's economic provision was $0.9 million lower in 2006, favorably impacting the segment's financial results. Reductions in operating risk and the further refinement of credit risk factors also resulted in a lower capital charge for the segment in 2006.

Investment Services

Investment Services includes private banking, trust services, asset management, and institutional investment advisory services. A significant portion of this segment's income is derived from fees, which are generally based on the market values of assets under management. The private banking and personal trust group assists individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The asset management group manages portfolios and creates investment products. Institutional sales and service offers investment advice to corporations, government entities, and foundations. This segment also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products.

Financial measures improved in 2007 from 2006 primarily due to an increase in noninterest income, partially offset by an increase in noninterest expense. The $6.2 million increase in noninterest income was due in part to $2.7 million in fees from new accounts under management. Also contributing to higher noninterest income in 2007 from 2006 was an increase in fees from existing accounts as a result of an increase in the market value of assets under management. The $2.7 million increase in noninterest expense was primarily due to higher salaries and other operating expenses. Investment Services' economic provision and capital charge remained relatively unchanged in 2007.

Financial measures improved in 2006 from 2005 primarily due to an increase in noninterest income and a decrease in noninterest expense, partially offset by an increase in the provision for income taxes. The $2.2 million increase in noninterest income was primarily due to an increase in the average market value of assets under management and an increase in investment advisory fees on money market accounts. The $5.4 million decrease in noninterest expense was primarily due to charges for legal fees and other expenses which were incurred in 2005. The $3.1 million increase in the provision for income taxes was due to higher pretax income for the Investment Services segment in 2006. Investment Services' economic provision remained relatively unchanged in 2006. Reductions in operating risk and the further refinement of credit risk factors resulted in a lower capital charge for the segment in 2006.

Treasury

Treasury consists of corporate asset and liability management activities, including interest rate risk management and a foreign exchange business. This segment's assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, federal funds sold and purchased, government deposits, and short- and long-term borrowings. The primary sources of noninterest income are from bank-owned life insurance and foreign exchange income related to customer driven currency requests from merchants and island visitors. The net residual effect of the transfer pricing of assets and liabilities is included in Treasury, along with eliminations of inter-company transactions.

Financial measures decreased in 2007 from 2006 primarily due to lower net interest income and an increase in noninterest expense, partially offset by an increase in noninterest income. The $19.5 million decrease in net interest income was primarily due to higher funding costs associated with our deposit portfolio and an increase in the average balance of deposits funded by Treasury. The $4.9 million increase in noninterest expense was primarily due to the previously mentioned $5.6 million charge, which represented our share of estimated legal costs, recognized as a member bank of Visa. The $9.0 million increase in noninterest income was primarily due to a $3.1 million gain on the sale of real estate, a $1.3 million increase in investment securities gains, and a $1.7 million increase in income from bank-owned life insurance. Treasury's financial results were also negatively impacted by a $3.5 million increase in the capital charge. This increase was due to higher excess equity as a result of a decrease in the unrealized loss position on our investment securities available-for-sale, net of tax, of $20.8 million.

Financial measures decreased in 2006 from 2005 primarily due to lower net interest income, partially offset by lower noninterest expense and capital charges. The $17.4 million decrease in net interest income was primarily due to higher funding costs associated with our deposit portfolio and increases in both rate and volume of short-term borrowings. The $2.1 million decrease in noninterest expense was primarily due to a reduction in share-based compensation expense. Also, Treasury's capital charge was favorably impacted by a reduction in our excess capital, a result of the Parent's ongoing share repurchase program.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury provide a wide-range of support to our other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Analysis of Statements of Condition

Investment Securities

Our investment securities portfolio is managed to provide liquidity and interest income. Our portfolio is also used to offset interest rate risk positions and to provide collateral for various banking activities. Investment securities, excluding trading securities, decreased by $113.5 million or 4% from December 31, 2006.

The investment securities portfolio was in a gross unrealized loss position of $22.1 million or 1% of total amortized cost as of December 31, 2007. We do not believe that the investment securities that were in an unrealized loss position as of December 31, 2007, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. We have both the intent and ability to hold the investment securities for the time necessary to recover the amortized cost. See Note 2 to the Consolidated Financial Statements for more information.

As of December 31, 2007, all of our mortgage-backed securities issued by private institutions were prime jumbo, AAA-rated, with an average original loan-to-value ratio of 65%, and originated between 2003 and 2005. Loans past due 90 days or more, underlying the mortgage-backed securities issued by private institutions, was 6 basis points or $0.2 million as of December 31, 2007. As of December 31, 2007, there were no sub-prime or Alt-A securities in our portfolio of mortgage-backed securities issued by private institutions.

Table 10 contains the contractual maturity distribution, fair value, and weighted-average yield to maturity of our investment securities.

Supplementary Data – Contractual Maturity Distribution, Fair Value, and Weighted Average Yield to Maturity of Investment Securities	Table 10

(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Fair Value

Contractual Maturity Distribution Based on Amortized Cost
December 31, 2007
Investment Securities Available-for-Sale [1]
Debt Securities Issued by the U.S. Treasury and Government Agencies	$2.9	4.0%	$0.4	5.1%	$–	–%	$–	–%	$3.3	4.1%	$3.3
Debt Securities Issued by States and Political Subdivisions [2]	0.8	4.9	6.2	4.8	32.1	5.2	8.5	5.8	47.6	5.3	47.9
Debt Securities Issued by U.S. Government-Sponsored Enterprises	0.3	4.7	1.0	5.8	185.1	5.9	107.9	5.9	294.3	5.9	295.5
Mortgage-Backed Securities Issued by [3] U.S. Government-Sponsored Enterprises	0.9	6.0	5.9	5.8	60.2	4.6	1,611.8	5.4	1,678.8	5.4	1,684.5
Private Institutions	–	–	–	–	–	–	313.0	5.0	313.0	5.0	304.4

Total Mortgage-Backed Securities	0.9	6.0	5.9	5.8	60.2	4.6	1,924.8	5.4	1,991.8	5.4	1,988.9

Other Debt Securities	153.4	3.9	75.0	3.7	–	–	–	–	228.4	3.8	227.6

Total Investment Securities Available-for-Sale	158.3	3.9%	88.5	3.9%	277.4	5.5%	2,041.2	5.4%	2,565.4	5.3%	2,563.2

Investment Securities Held-to-Maturity
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises [3]	–	–	–	–	47.1	4.3	245.4	4.6	292.5	4.5	287.6

Total Investment Securities Held-to-Maturity	–	–%	–	–%	47.1	4.3%	245.4	4.6%	292.5	4.5%	287.6

Total Investment Securities
December 31, 2007	$158.3		$88.5		$324.5		$2,286.6		$2,857.9		$2,850.8

December 31, 2006	$112.0		$300.0		$307.3		$2,292.9		$3,012.2		$2,958.6

December 31, 2005	$17.4		$416.2		$84.1		$2,517.4		$3,035.1		$2,981.2

1
Weighted-average yields on investment securities available-for-sale are based on amortized cost.

2
Weighted-average yields on obligations of states and political subdivisions are generally tax-exempt and are computed on a tax-equivalent basis using a federal statutory tax rate of 35%.

3
Contractual maturities do not anticipate reductions for periodic paydowns.

Loans and Leases

Loans and leases represent our largest category of interest earning assets and the largest source of revenue. Total loans and leases decreased by $42.3 million or 1% from $6.6 billion as of December 31, 2006.

The commercial loan and lease portfolio is comprised of commercial and industrial loans, commercial mortgages, construction loans, and lease financing. Commercial and industrial loans are made primarily to corporations, middle market, and small businesses. The purpose of these loans is for working capital needs, equipment, acquisitions, or other expansion projects.

Commercial mortgages and construction loans are offered to real estate investors, developers, and builders domiciled in Hawaii. Commercial mortgages are secured by real estate. The source of repayment for investor property is cash flow from the property and for owner-occupied property it is operating cash flow from the business. Construction loans are for the purchase or construction of a property for which repayment will be generated by the property.

Lease financing consists of direct financing leases and leveraged leases. Although our primary market is Hawaii, the commercial portfolio contains loans to some borrowers based on the continental United States ("Mainland") including some Shared National Credits.

Commercial loans and leases decreased by $83.6 million or 3% from $2.5 billion as of December 31, 2006. This decrease was primarily due to our decision to exit a total of $80.0 million in commercial credits, including $20.0 million in construction loans in 2007. We also adopted the provisions of Financial Accounting Standards Board ("FASB") Staff Position ("FSP") No. 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction," which amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Our adoption of FSP No. 13-2 had the effect of reducing commercial lease financing balances by $42.7 million on January 1, 2007.

The consumer loan and lease portfolio is comprised of residential mortgage loans, home equity loans, personal credit lines, direct installment loans, and indirect auto loans and leases. These products are offered generally in the markets we serve through our branch network. Consumer loans and leases increased by $41.3 million or 1% from $4.2 billion as of December 31, 2006. This increase was primarily in our residential mortgage and home equity loan categories, despite lower new loan origination activity in 2007 from 2006. Residential mortgage loan balances increased in 2007 primarily due to lower loan prepayment rates. Home equity loan balances increased in 2007 primarily due to product initiatives for customers to utilize their lines of credit as well as lower loan prepayment rates. The purchased home equity portfolio, which is comprised of Mainland borrowers, continued to run-off with no new purchases in 2007.

Table 11 presents the geographic distribution of our loan and lease portfolio based on the location of the borrower and Table 12 presents maturities and sensitivities of loans to changes in interest rates. See Note 3 to the Consolidated Financial Statements and the "Corporate Risk Profile – Credit Risk" section of MD&A for more information.

Geographic Distribution of Loan and Lease Portfolio	Table 11

	December 31, 2007
(dollars in thousands)	Hawaii	Mainland [1] U.S.	Guam	Other Pacific Islands	Foreign [2]	Total

Commercial
Commercial and Industrial	$701,241	$202,203	$75,239	$17,771	$57,901	$1,054,355
Commercial Mortgage	548,423	5,129	76,301	2,629	2,001	634,483
Construction	197,762	9,932	976	–	–	208,670
Lease Financing	55,697	395,419	–	–	30,766	481,882

Total Commercial	1,503,123	612,683	152,516	20,400	90,668	2,379,390

Consumer
Residential Mortgage	2,269,670	–	230,017	8,574	–	2,508,261
Home Equity	929,031	24,667	15,671	3,626	–	972,995
Automobile	308,706	40,679	83,491	10,135	–	443,011
Other [3]	201,323	–	36,767	39,090	24	277,204

Total Consumer	3,708,730	65,346	365,946	61,425	24	4,201,471

Total Loans and Leases	$5,211,853	$678,029	$518,462	$81,825	$90,692	$6,580,861

Percentage of Total Loans and Leases	79%	11%	8%	1%	1%	100%

1
For secured loans and leases, classification as Mainland U.S. is made based on where the collateral is located. For unsecured loans and leases, classification as Mainland U.S. is made based on the location where the majority of the borrower's business operations are conducted.

2
Loans and leases classified as Foreign represents those which are recorded in our international business units.

3
Comprised of other revolving credit, installment, and lease financing.

Maturities and Sensitivities of Loans to Changes in Interest Rates [1]	Table 12

	December 31, 2007

(dollars in thousands)	Due in One Year or Less	Due After One to Five Years [2]	Due After Five Years [2]	Total

Commercial and Industrial	$541,540	$355,484	$157,331	$1,054,355
Construction	166,871	21,141	20,658	208,670

Total	$708,411	$376,625	$177,989	$1,263,025

1
Based on contractual maturities.

2
As of December 31, 2007, loans maturing after one year consisted of $363.1 million with variable rates and $191.5 million with fixed rates.

Other Assets

Other assets were $433.1 million as of December 31, 2007, a $59.2 million or 16% increase from December 31, 2006. This increase was primarily due to an additional $25.0 million purchase of bank-owned life insurance in 2007. Also contributing to the increase in other assets was the funding of new low income housing investments, net of current year amortization, of $14.5 million in 2007. See Note 6 to the Consolidated Financial Statements for more information.

Deposits

Total deposits were $7.9 billion as of December 31, 2007, an $81.0 million or 1% decrease from December 31, 2006. This decrease was primarily due to a $54.1 million decrease in commercial and public noninterest-bearing demand deposits and a $59.8 million decrease in consumer and commercial savings deposits. These decreases were partially offset by an increase in time deposits of $45.2 million in 2007 as some customers shifted their deposits into higher yielding time deposit accounts. Customers also moved their deposits into higher yielding off-balance sheet managed cash accounts in 2007.

Average time deposits of $100,000 or more was $976.7 million in 2007 and $808.2 million in 2006. See Note 7 to the Consolidated Financial Statements for more information.

Table 13 presents the components of our savings deposits as of December 31, 2007 and 2006.

Savings Deposits	Table 13

(dollars in thousands)	2007	2006

Money Market	$1,061,808	$1,138,089
Regular Savings	1,568,663	1,552,757

Total Savings Deposits	$2,630,471	$2,690,846

Borrowings

Borrowings consisted of funds purchased and short-term borrowings, including commercial paper. Borrowings were $85.8 million as of December 31, 2007, a $14.6 million or 21% increase from December 31, 2006. This increase was primarily due to a $15.3 million or 25% increase in funds purchased which offset the $18.5 million or 2% reduction in securities sold under agreements to repurchase. See Note 8 to the Consolidated Financial Statements for more information.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.0 billion as of December 31, 2007, an $18.5 million or 2% decrease from December 31, 2006. This decrease was primarily due to the termination of $100.0 million in agreements, partially offset by an increase of $81.5 million in agreements during 2007. See Note 8 to the Consolidated Financial Statements for more information.

Long-Term Debt

Long-term debt was $235.4 million as of December 31, 2007, a $24.9 million or 10% decrease from December 31, 2006. This decrease was primarily due to the maturity of $25.0 million in Federal Home Loan Bank of Seattle advances in 2007. See Note 9 to the Consolidated Financial Statements for more information.

Foreign Activities

In 2007 and 2006, we held U.S. dollar denominated placements and investment securities issued by foreign entities, as a means of generating foreign source income. We used foreign tax credits available to reduce the tax on this income.

Table 14 presents, as of December 31, 2007, 2006, and 2005, a geographic distribution of international assets for which we have cross-border exposure exceeding 0.75% of total assets. Cross-border exposures, which reflect country of risk outside the U.S., are reported by the country of the guarantor.

Geographic Distribution of Cross-Border International Assets [1]	Table 14

(dollars in thousands)	Banks and Other Financial Institutions	Commercial and Consumer	Total

December 31, 2007:
Netherlands
Investment Securities	$25,151	$–	$25,151
Loans and Leases	–	12,150	12,150

Total Netherlands	25,151	12,150	37,301

Australia
Investment Securities	45,584	–	45,584
Deposits	669	–	669
Loans and Leases	–	8,972	8,972

Total Australia	46,253	8,972	55,225

All Others [2]
Investment Securities	149,824	–	149,824
Deposits	2,853	–	2,853
Loans and Leases	–	69,552	69,552

Total All Others	152,677	69,552	222,229

Total	$224,081	$90,674	$314,755

December 31, 2006:
Netherlands	$100,316	$11,723	$112,039
Australia	76,635	7,923	84,558
All Others	149,568	79,619	229,187

Total	$326,519	$99,265	$425,784

December 31, 2005:
Netherlands	$100,719	$12,729	$113,448
Australia	74,614	10,258	84,872
All Others	148,858	71,955	220,813

Total	$324,191	$94,942	$419,133

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

2
As of December 31, 2007, significant items comprising the "All Others" category included cross-border outstandings of $62.6 million in the United Kingdom, $50.3 million in Sweden, and $50.1 million in Switzerland.

Cross-border assets were $314.8 million as of December 31, 2007, a $111.0 million or 26% decrease from December 31, 2006. Lower levels of cross-border assets from banks and other financial institutions were the result of a $75.2 million decrease in investment securities in the Netherlands and a $29.3 million decrease in investment securities in Australia. Both decreases were due to the maturity of foreign bonds. Our overall exposure to cross-border assets with commercial and consumer customers also decreased modestly in 2007.

Corporate Risk Profile

Credit Risk

Credit Risk is defined as the risk that borrowers or counter-parties will not be able to repay their obligations to us. Credit exposures reflect legally binding commitments for loans, leases, banker's acceptances, standby and commercial letters of credit, and overnight deposit account overdrafts.

We manage and control risk in the loan and lease portfolio by adhering to well-defined underwriting criteria and account administration standards established by management. Written credit policies document underwriting standards, approval levels, exposure limits, and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, industry, product, and/or geographic location levels is actively managed to mitigate concentration risk. In addition, credit risk management also includes an independent credit review process that assesses compliance with commercial and consumer credit policies, risk ratings, and other critical credit information. Our credit risk profile reflects a stable economy in Hawaii and Guam as well as disciplined commercial and retail underwriting and portfolio management.

Included in our commercial portfolio are 10 leveraged leases on aircraft that were originated in the 1990's or prior. Outstanding credit exposure related to these leases was $88.0 million as of December 31, 2007. These leases, and especially those paid by domestic air carriers, continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, and marginal pricing power. We continue to consider these factors in our evaluation of the reserve for credit losses. Table 15 below summarizes our air transportation credit exposure as of December 31, 2007 and 2006.

Air Transportation Credit Exposure [1]	Table 15

	December 31, 2007			Dec. 31, 2006

(dollars in thousands)	Outstanding	Unused Commitments	Total Exposure	Total Exposure

Passenger Carriers Based In the United States	$64,947	$–	$64,947	$68,035
Passenger Carriers Based Outside the United States	19,078	–	19,078	19,406
Cargo Carriers	13,390	–	13,390	13,240

Total Air Transportation Credit Exposure	$97,415	$–	$97,415	$100,681

1
Exposure includes loans, leveraged leases, and operating leases.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents a five-year history of non-performing assets and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More	Table 16

	December 31,

(dollars in thousands)	2007	2006 [1]	2005 [1]	2004 [1]	2003 [1]

Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$598	$769	$212	$683	$6,015
Commercial Mortgage	112	40	58	2,106	9,337
Lease Financing	297	31	–	2,973	2,181

Total Commercial	1,007	840	270	5,762	17,533

Consumer
Residential Mortgage	2,681	4,914	5,439	7,688	9,354
Home Equity	1,414	164	111	218	460

Total Consumer	4,095	5,078	5,550	7,906	9,814

Total Non-Accrual Loans and Leases	5,102	5,918	5,820	13,668	27,347

Foreclosed Real Estate	184	407	358	191	4,377
Other Investments	–	82	300	–	–

Total Non-Performing Assets	$5,286	$6,407	$6,478	$13,859	$31,724

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$–	$–	$–	$52	$725
Lease Financing	–	–	–	–	117

Total Commercial	–	–	–	52	842

Consumer
Residential Mortgage	4,884	519	1,132	387	1,430
Home Equity	413	331	185	183	–
Automobile	1,174	1,001	705	428	367
Other [2]	1,112	963	828	1,035	843

Total Consumer	7,583	2,814	2,850	2,033	2,640

Total Accruing Loans and Leases Past Due 90 Days or More	$7,583	$2,814	$2,850	$2,085	$3,482

Total Loans and Leases	$6,580,861	$6,623,167	$6,168,536	$5,986,930	$5,757,175

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.08%	0.09%	0.09%	0.23%	0.48%

Ratio of Non-Performing Assets to Total Loans and Leases, Foreclosed Real Estate, and Other Investments	0.08%	0.10%	0.11%	0.23%	0.55%

Ratio of Commercial Non-Performing Assets To Total Commercial Loans and Leases and Other Investments	0.04%	0.04%	0.03%	0.27%	0.86%

Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Foreclosed Real Estate	0.10%	0.13%	0.15%	0.21%	0.38%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases	0.20%	0.14%	0.15%	0.27%	0.61%

1
Certain prior period information has been reclassified to conform to the current presentation.

2
Comprised of other revolving credit, installment, and lease financing.

Non-performing assets ("NPAs") consist of non-accrual loans and leases, foreclosed real estate, and other non-performing investments. Our NPAs were $5.3 million as of December 31, 2007, a $1.1 million or 17% decrease from December 31, 2006. The $1.3 million increase in NPAs from December 31, 2007 to 2006 in our home equity portfolio was due to nine loans with a weighted average loan-to-value ratio of 61%. We do not expect to incur losses on these loans.

The following table presents the activity in NPAs for 2007:

Non-Performing Assets (dollars in thousands)	Table 17

Balance at Beginning of Year	$6,407
Additions	6,355
Reductions:
Payments	(3,951)
Return to Accrual Status	(1,909)
Sales of Foreclosed Real Estate	(591)
Charge-offs / Write-downs	(1,025)

Total Reductions	(7,476)

Balance at End of Year	$5,286

Included in NPAs are loans and leases that are considered impaired. Impaired loans and leases are defined as those which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan or lease agreement. Impaired loans and leases as of December 31, 2007 was $0.1 million as compared to $0.4 million as of December 31, 2006. The decrease in impaired loans and leases was due to the charge-off of a $0.4 million commercial and industrial loan during 2007.

Accruing loans and leases past due 90 days or more were $7.6 million as of December 31, 2007, an increase of $4.8 million from December 31, 2006. This increase was primarily due to an increase in delinquencies in residential mortgage loans. The increase in residential mortgage loan delinquencies was due to 11 loans, the majority of which have loan-to-value ratios of 60% or less. We do not expect to incur losses on these loans. There were no commercial loans or leases past due 90 days or more as of December 31, 2007. Due to the low volume of NPAs and accruing loans and leases past due 90 days or more, management anticipates some degree of variability in the balances in these categories from period to period and does not consider modest changes to be indicative of significant asset quality trends.

Our credit risk position remained strong and stable during 2007 with low levels of internally criticized loans and leases and non-performing assets. The ratio of non-accrual loans and leases to total loans and leases was 0.08% as of December 31, 2007 and 0.09% as of December 31, 2006.

Table 18 presents a five-year history of foregone interest income on non-accrual loans and leases.

Foregone Interest Income on Non-Accrual Loans and Leases	Table 18

	Year Ended December 31,

(dollars in thousands)	2007	2006	2005	2004	2003

Interest Income That Would Have Been Recorded Under Original Terms:
Domestic	$526	$774	$911	$2,123	$2,829
Interest Income Recorded During the Year: [1]
Domestic	1,189	902	763	532	1,336
Foreign	73	11	–	–	–
1
Interest income recorded during the year included recoveries of interest income previously reversed.

Allowance for Loan and Lease Losses

Allowance allocations by loan and lease category are presented in Table 19.

Allocation of Allowance for Loan and Lease Losses	Table 19

(dollars in thousands)	2007	2006 [1]	2005 [1]	2004 [1]	2003 [1]

Commercial
Commercial and Industrial	$21,566	$21,623	$19,551	$23,063	$44,434
Commercial Mortgage	6,867	6,540	6,437	9,570	21,354
Construction	1,600	1,570	1,719	1,449	3,072
Lease Financing	33,428	33,068	33,927	43,311	32,116

Total Commercial	63,461	62,801	61,634	77,393	100,976

Consumer
Residential Mortgage	4,293	4,449	5,406	5,754	6,444
Home Equity	3,064	3,295	3,677	2,631	2,436
Automobile	11,315	7,839	6,373	4,818	5,247
Other [2]	8,865	12,614	14,000	16,200	13,977

Total Consumer	27,537	28,197	29,456	29,403	28,104

Total Allocation of Allowance for Loan and Lease Losses	$90,998	$90,998	$91,090	$106,796	$129,080

	2007		2006 [1]		2005 [1]		2004 [1]		2003 [1]

	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases

Commercial
Commercial and Industrial	2.05%	16.02%	1.98%	16.51%	2.13%	14.90%	2.50%	15.43%	5.23%	14.76%
Commercial Mortgage	1.08	9.64	1.07	9.23	1.15	9.05	1.59	10.07	3.34	11.10
Construction	0.77	3.17	0.63	3.76	1.12	2.49	1.36	1.77	3.48	1.53
Lease Financing	6.94	7.33	6.50	7.69	7.22	7.62	9.04	8.00	6.87	8.12

Total Commercial	2.67	36.16	2.55	37.19	2.93	34.06	3.66	35.27	4.94	35.51

Consumer
Residential Mortgage	0.17	38.11	0.18	37.64	0.22	39.19	0.25	38.73	0.28	40.47
Home Equity	0.31	14.79	0.35	14.27	0.41	14.40	0.33	13.16	0.35	11.93
Automobile	2.55	6.73	1.83	6.48	1.47	7.02	1.19	6.76	1.51	6.03
Other [2]	3.20	4.21	4.30	4.42	4.26	5.33	4.45	6.08	4.01	6.06

Total Consumer	0.66	63.84	0.68	62.81	0.72	65.94	0.76	64.73	0.76	64.49

Total	1.38%	100.00%	1.37%	100.00%	1.48%	100.00%	1.78%	100.00%	2.24%	100.00%

1
Certain prior period information has been reclassified to conform to the current presentation.

2
Comprised of other revolving credit, installment, and lease financing.

The components of the Allowance, including the allocation between commercial and consumer categories, have also remained relatively unchanged as of December 31, 2007 from December 31, 2006. Based on our ongoing assessment of the credit quality of the loan and lease portfolio and the economic environment, we recorded a Provision of $15.5 million for 2007, an increase of $4.7 million from 2006.

The ratio of the Allowance to total loans and leases outstanding was 1.38% as of December 31, 2007, a slight increase from 1.37% as of December 31, 2006. The relatively unchanged ratio was indicative of stable economic conditions, and conservative underwriting and portfolio management standards. See Note 3 to the Consolidated Financial Statements for more information on the Allowance.

Net loans and leases charged-off in 2007 was $15.5 million or 0.24% of total average loans and leases, an increase from $10.8 million or 0.17% of total average loans and leases in 2006. The increase in net loans and leases charged-off was primarily due to a $3.1 million increase in consumer net charge-offs. The increase in consumer net charge-offs in 2007 was primarily due to $1.6 million in higher net charge-offs related to automobile loans and $0.9 million in higher net charge-offs related to overdraft losses. Prior to 2007, overdraft losses were not charged-off against the Allowance and were expensed as losses were incurred.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of December 31, 2007, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

Reserve for Unfunded Commitments

The Unfunded Reserve was $5.2 million as of December 31, 2007, unchanged from December 31, 2006. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance as adjusted for estimated funding probabilities or loan and lease equivalency factors. See Note 3 to the Consolidated Financial Statements for more information on the Unfunded Reserve.

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices. We are exposed to market risk as a consequence of the normal course of conducting our business activities. Our market risk management process involves measuring, monitoring, controlling, and managing risks that can significantly impact our statements of income and condition. In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance, while limiting volatility. The activities associated with these market risks are categorized into "trading" and "other than trading."

Our trading activities include foreign currency and foreign exchange contracts that expose us to a small degree of foreign currency risk. These transactions are primarily executed on behalf of customers. Our other than trading activities include normal business transactions that expose our balance sheet profile to varying degrees of market risk.

Our primary market risk exposure is interest rate risk.

Interest Rate Risk

The objective of our interest rate risk management process is to maximize net interest income while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.

The potential cash flows, sales, or replacement value of many of our assets and liabilities, especially those that earn or pay interest, are sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from our normal business activities of gathering deposits and extending loans. Many factors affect our exposure to changes in interest rates, such as general economic and financial conditions, customer preferences, historical pricing relationships, and repricing characteristics of financial instruments.

Our earnings are affected not only by general economic conditions, but also by the monetary and fiscal policies of the U.S. and its agencies, particularly the FRB. The monetary policies of the FRB influence, to a significant extent, the overall growth of loans, investment securities, and deposits and the level of interest rates earned on assets and paid for liabilities. The nature and impact of future changes in monetary policies are generally not predictable.

In managing interest rate risk, we, through the Asset/Liability Management Committee ("ALCO"), measure short- and long-term sensitivities to changes in interest rates. The ALCO utilizes several techniques to manage interest rate risk, which include:

  •
  adjusting balance sheet mix or altering the interest rate characteristics of assets and liabilities;
  •
  changing product pricing strategies;
  •
  modifying characteristics of the investment securities portfolio; or
  •
  using derivative financial instruments.

The use of derivative financial instruments, as detailed in Note 16 to the Consolidated Financial Statements, has generally been limited. This is due to natural on-balance sheet hedges arising out of offsetting interest rate exposures from loans, investment securities with deposits, and other interest-bearing liabilities. In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by ALCO. Natural and offsetting hedges reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures. Expected movements in interest rates are also considered in managing interest rate risk. Thus, as interest rates change, we may use different techniques to manage interest rate risk.

A key element in our ongoing process to measure and monitor interest rate risk is the utilization of an asset/liability simulation model. The model is used to estimate and measure the balance sheet sensitivity to changes in interest rates. These estimates are based on assumptions on the behavior of loan and deposit pricing, repayment rates on mortgage-based assets, and principal amortization and maturities on other financial instruments. The model's analytics include the effects of standard prepayment options on mortgages and customer withdrawal options for deposits. While such assumptions are inherently uncertain, we believe that these assumptions are reasonable. As a result, the simulation model attempts to capture the dynamic nature of the balance sheet.

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates. Table 20 presents, for the next twelve months subsequent to December 31, 2007, 2006, and 2005, an estimate of the change in net interest income that would result from a gradual change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes the balance sheet and interest rates are generally unchanged. Based on the net interest income simulation as of December 31, 2007, our Consolidated Statement of Condition is approximately neutral to parallel changes in interest rates. Net interest income sensitivity to changes in interest rates as of December 31, 2007 was less sensitive to changes in interest rates as compared to the sensitivity profile as of December 31, 2006 and 2005. To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted for a period of time. Conversely, if the yield curve should steepen further from its mostly "normal" profile, net interest income may increase.

Net Interest Income Sensitivity Profile	Table 20

	Change in Net Interest Income December 31,

(dollars in thousands)	2007		2006		2005

Change in Interest Rates (basis points)
+200	$(1,067)	(0.3)%	$1,208	0.3%	$4,885	1.2%
+100	–	–	403	0.1	2,850	0.7
-100	(2,133)	(0.5)	(2,818)	(0.7)	(5,292)	(1.3)
-200	(4,859)	(1.2)	(8,455)	(2.1)	(12,213)	(3.0)

We also use Market Value of Portfolio Equity ("MVPE") sensitivity to estimate the net present value change in our net assets (i.e., assets, liabilities, and off-balance sheet instruments) from changes in interest rates. The MVPE was approximately $1.8 billion as of December 31, 2007 and 2006, and approximately $2.0 billion as of December 31, 2005. Table 21 presents, as of December 31, 2007, 2006, and 2005, an estimate of the change in the MVPE that would occur from an instantaneous 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve. The MVPE sensitivity increased as of December 31, 2007 compared to December 31, 2006 as a result of the relative shift in the funding source for asset growth and the flat or inverted yield curve during 2007.

Further enhancing the MVPE sensitivity analysis are:

  •
  value-at-risk;
  •
  key rate analysis;
  •
  duration of equity; and

  •
  exposure to basis risk and non-parallel yield curve shifts.

There are inherent limitations to these measures; however, used along with the MVPE sensitivity analysis, we obtain better overall insight for managing our exposures to changes in interest rates. Based on the additional analyses, we estimate that our greatest exposure is in scenarios where medium term rates rise on a relative basis more than short-term and long-term rates.

Market Value of Equity Sensitivity Profile	Table 21

	Change in Market Value of Equity December 31,

(dollars in thousands)	2007		2006		2005

Change in Interest Rates (basis points)
+200	$(169,360)	(9.5)%	$(146,417)	(7.8)%	$(91,116)	(4.6)%
+100	(70,790)	(4.0)	(63,783)	(3.4)	(33,277)	(1.7)
-100	(6,949)	(0.4)	(4,480)	(0.2)	(37,497)	(1.9)
-200	(108,252)	(6.1)	(109,238)	(5.8)	(179,092)	(9.0)

Liquidity Management

Liquidity is managed in an effort to ensure that we have continuous access to sufficient, reasonably priced funds. Funding requirements are impacted by loan originations and refinancings, liability issuances and settlements, and off-balance sheet funding commitments. We consider and comply with various regulatory guidelines regarding required liquidity levels and periodically monitor our liquidity position in light of the changing economic environment and customer activity. Based on periodic liquidity assessments, we may alter our asset, liability, and off-balance sheet positions. The ALCO monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. This process, combined with our ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.

In an effort to ensure that our liquidity needs are met, we actively manage our assets and liabilities. The potential sources of short-term liquidity include interest-bearing deposits as well as the ability to sell certain assets including investment securities available-for-sale. Assets generate long-term liquidity through cash flows from investment securities and loans. With respect to liabilities, short-term liquidity is generated from securities sold under agreements to repurchase and other short-term funding sources such as federal funds while long-term liquidity is generated through growth in deposits and long-term debt.

Capital Management

The Parent and the Bank are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of December 31, 2007 and 2006, the Parent and the Bank were "well capitalized" under this regulatory framework. There have been no conditions or events since December 31, 2007 that management believes have changed either the Parent's or the Bank's capital classifications. See Note 10 to the Consolidated Financial Statements for more information.

As of December 31, 2007, we had subordinated debt of $124.9 million, of which $25.0 million qualified as Total Capital for regulatory capital purposes. Also, as of December 31, 2007, we had $26.4 million in Capital Securities outstanding, all of which qualified as Tier 1 Capital for regulatory capital purposes. However, the Capital Securities were classified as long-term debt in the Consolidated Statements of Condition.

As of December 31, 2007, our shareholders' equity was $750.3 million, an increase of $30.8 million or

4% from December 31, 2006. The increase in shareholders' equity resulted primarily from current year earnings, which was partially offset by $99.7 million in common stock repurchases, $82.4 million in cash dividends paid, and $34.5 million in reductions to retained earnings as a result of our adoption of several new accounting pronouncements on January 1, 2007. The increase in our shareholders' equity was also due to a decrease in the unrealized loss position on our investment securities available-for-sale, net of tax, of $20.8 million, which was attributable to a lower interest rate environment as of December 31, 2007 compared to December 31, 2006. We also recorded gains related to defined benefit plans, net of tax, of $7.0 million.

Our strategy is to maintain a capital leverage ratio of 7.0%. We achieve this by returning the majority of the annual capital generated to shareholders' either through dividend payments or share repurchases.

On October 19, 2007, the Parent's Board of Directors increased the authorization under the share repurchase program by an additional $100.0 million. This new authorization, combined with the previously announced authorization of $1.55 billion, brings the total share repurchase authority to $1.65 billion. From the beginning of the share repurchase program in July 2001 through December 31, 2007, the Parent had repurchased a total of 44.3 million shares and returned a total of $1.6 billion to its shareholders at an average cost of $35.08 per share. From January 1, 2008 through February 20, 2008, the Parent repurchased an additional 0.4 million shares at an average cost of $47.79 per share for a total of $18.3 million. Remaining buyback authority was $76.1 million as of February 20, 2008.

Table 22 presents a five-year history of activities and balances in the Company's capital accounts, along with key capital ratios.

Shareholders' Equity and Regulatory Capital	Table 22

		December 31,

	(dollars in thousands)	2007	2006	2005	2004	2003

	Change in Shareholders' Equity
	Net Income	$183,703	$180,359	$181,561	$173,339	$135,195
	Cash Dividends Paid	(82,371)	(76,747)	(70,833)	(66,326)	(50,589)
	Dividend Reinvestment Program	5,128	5,020	4,766	4,416	3,292
	Common Stock Repurchased	(99,656)	(129,727)	(247,376)	(238,077)	(329,978)
	Other [1]	24,031	47,163	10,400	148,350	19,453

	Increase (Decrease) in Shareholders' Equity	$30,835	$26,068	$(121,482)	$21,702	$(222,627)

	Regulatory Capital
	Shareholders' Equity	$750,255	$719,420	$693,352	$814,834	$793,132
Add:	Capital Securities of Bancorp Hawaii Capital Trust I	26,425	26,425	31,425	31,425	31,425
Less:	Goodwill	34,959	34,959	34,959	36,216	36,216
	Postretirement Benefit Liability Adjustments [2]	8,647	6,958	–	–	–
	Unrealized Valuation and Other Adjustments	(1,388)	(27,491)	(27,295)	5,252	10,771

	Tier 1 Capital	734,462	731,419	717,113	804,791	777,570
	Allowable Reserve for Credit Losses	88,716	91,585	86,617	83,292	78,147
	Subordinated Debt	24,982	49,942	74,883	99,808	124,709
	Unrealized Gains on Investment Securities Available-for-Sale	59	17	–	31	66

	Total Regulatory Capital	$848,219	$872,963	$878,613	$987,922	$980,492

	Risk-Weighted Assets	$7,089,846	$7,322,255	$6,919,822	$6,633,082	$6,200,831

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio	10.36%	9.99%	10.36%	12.13%	12.54%
	Total Capital Ratio	11.96	11.92	12.70	14.89	15.81
	Leverage Ratio	7.04	7.06	7.14	8.29	8.43
1
Includes unrealized gains and losses on investment securities available-for-sale, foreign currency translation, minimum pension liability adjustment, common stock issuances under share-based compensation, and related tax benefits.

2
Amount presented as of December 31, 2006 represents the adjustment to initially apply the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)."

Off-Balance Sheet Arrangements, Credit Commitments, and Contractual Obligations

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as variable-interest entities. We routinely sell residential mortgage loans to investors, with servicing rights retained. Sales of residential mortgage loans are generally made on a non-recourse basis.

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations as of December 31, 2007 were as follows:

Credit Commitments and Contractual Obligations [1]	Table 23

(dollars in thousands)	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total

Credit Commitments
Unfunded Commitments to Extend Credit	$661,988	$271,297	$397,550	$1,262,739	$2,593,574
Standby Letters of Credit	91,499	3,270	–	–	94,769
Commercial Letters of Credit	27,905	–	–	–	27,905

Total Credit Commitments	781,392	274,567	397,550	1,262,739	2,716,248

Contractual Obligations
Deposits	7,725,975	158,996	27,672	29,729	7,942,372
Short-Term Borrowings	10,427	–	–	–	10,427
Securities Sold Under Agreements to Repurchase	429,340	–	–	600,000	1,029,340
Long-Term Debt	–	174,907	10,000	41,425	226,332
Banker's Acceptances Outstanding	1,112	–	–	–	1,112
Capital Lease Obligations	665	1,329	1,329	5,716	9,039
Non-cancelable Operating Leases	15,155	25,029	20,276	135,787	196,247
Purchase Obligations	16,955	28,450	24,372	22,951	92,728
Pension and Post Retirement Contributions	1,732	3,778	4,307	12,561	22,378

Total Contractual Obligations	8,201,361	392,489	87,956	848,169	9,529,975

Total Credit Commitments and Contractual Obligations	$8,982,753	$667,056	$485,506	$2,110,908	$12,246,223

1
On January 1, 2007, we adopted the provisions of FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." Our liability for unrecognized tax benefits ("UTBs") as of December 31, 2007 was $130.4 million. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not included in this disclosure.

Non-cancelable operating leases are primarily related to branch premises and equipment, with lease terms extending through 2036. Purchase obligations arise from agreements to purchase goods or services that are enforceable and legally binding. Our largest purchase obligation is an outsourcing agreement for technology services related to our core systems and applications. Total payments over the remaining term (through 2014) of this contract are estimated to be $79.1 million. Other contracts included in purchase obligations consist of service agreements for our asset management, ATM, and cash management systems.

Commitments to extend credit, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

See Note 17 to the Consolidated Financial Statements for more information on commitments.

Future Application of Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for more information regarding the expected impact of accounting pronouncements recently issued or proposed but that we have not adopted as of December 31, 2007.

Fourth Quarter Results and Other Matters

Net Income

Net income was $40.9 million for the fourth quarter of 2007, a decrease of $10.1 million or 20% from the fourth quarter of 2006. Diluted earnings per share were $0.83 for the fourth quarter of 2007, a decrease of $0.18 or 18% from the fourth quarter of

2006. The results for the fourth quarter of 2007 were significantly reduced by pretax charges of $7.3 million of which $5.6 million was related to the previously mentioned Visa legal costs and $1.7 million related to a fraud loss.

Net Interest Income

Net interest income, on a taxable equivalent basis, for the fourth quarter of 2007 was $99.7 million, a decrease of $0.7 million or 1% from the fourth quarter of 2006. The decrease was primarily due to increased funding costs caused by a change in the funding mix as some customers shifted deposit balances into higher yielding accounts. The net interest margin was 4.12% for the fourth quarter of 2007, a three basis point decrease from the fourth quarter of 2006. The decrease in our net interest margin was primarily due to the impact that the flat or inverted yield curve during 2007 has had on our mix of rates paid on funding sources.

Provision for Credit Losses

Net income for the fourth quarter of 2007 included a Provision of $5.4 million compared to a Provision of $3.1 million for the fourth quarter of 2006. We have recorded the Provision in the fourth quarter of 2007 and 2006 in order to maintain the reserve for credit losses at levels considered adequate to cover credit losses in the lending process.

Noninterest Income

Noninterest income was $60.2 million for the fourth quarter of 2007, an increase of $6.8 million or 13% from the fourth quarter of 2006. This increase was primarily due to a $3.1 million gain on the sale of real estate in the fourth quarter of 2007. We also experienced a $0.9 million increase in both overdraft fees and debit card income as a result of higher volume in the fourth quarter of 2007, and a $0.6 million increase in fees related to facilitating customer interest rate swaps.

Noninterest Expense

Noninterest expense was $92.0 million for the fourth quarter of 2007, an increase of $10.4 million or 13% from the fourth quarter of 2006. This increase was primarily due to the previously mentioned $7.3 million charge. We also incurred $1.5 million in higher base salaries expense and a total of $1.4 million in higher restricted stock expense and restricted stock units in the fourth quarter of 2007.

Provision for Income Taxes

The provision for income taxes was $21.4 million for the fourth quarter of 2007, an increase of $3.3 million or 18% from the fourth quarter of 2006. This represented an effective tax rate of 34.37% for the fourth quarter of 2007, as compared to an effective tax rate of 26.19% for the fourth quarter of 2006. The lower effective tax rate in the fourth quarter of 2006 was primarily due to accrual adjustments for tax matters during the quarter.

Share Repurchase Program

During the fourth quarter of 2007, we repurchased 0.6 million shares of common stock at a total cost of $30.0 million under our share repurchase program. The shares were repurchased at an average cost of $50.79 per share.

Selected Quarterly Consolidated Financial Data

Table 24 presents our selected quarterly financial data for 2007 and 2006.

Selected Quarterly Financial Data	Table 24

	Three Months Ended 2007				Three Months Ended 2006

(dollars in thousands except per share amounts)	Dec.	Sept.	June	March	Dec.	Sept.	June	March

Interest Income	$150,175	$153,556	$149,766	$148,378	$149,540	$146,960	$140,769	$135,403
Interest Expense	50,728	55,000	50,888	50,241	49,335	46,610	40,913	33,201

Net Interest Income	99,447	98,556	98,878	98,137	100,205	100,350	99,856	102,202

Provision for Credit Losses	5,443	4,070	3,363	2,631	3,143	2,785	2,069	2,761
Investment Securities Gains, Net	105	789	575	16	153	19	–	–
Noninterest Income	60,152	60,453	57,453	60,944	53,363	56,868	53,201	52,572
Noninterest Expense	92,002	81,450	79,832	82,123	81,597	79,805	78,742	80,818

Income Before Provision for Income Taxes	62,259	74,278	73,711	74,343	68,981	74,647	72,246	71,195
Provision for Income Taxes	21,399	26,499	25,982	27,008	18,068	27,727	35,070	25,845

Net Income	$40,860	$47,779	$47,729	$47,335	$50,913	$46,920	$37,176	$45,350

Basic Earnings Per Share	$0.84	$0.98	$0.97	$0.96	$1.03	$0.94	$0.74	$0.89
Diluted Earnings Per Share	$0.83	$0.96	$0.95	$0.94	$1.01	$0.92	$0.72	$0.87
Net Income to Average Total Assets (ROA)	1.55%	1.79%	1.84%	1.83%	1.94%	1.81%	1.47%	1.82%
Net Income to Average Shareholders' Equity (ROE)	21.51	26.02	26.30	27.00	28.56	27.09	21.70	26.13
Efficiency Ratio [1]	57.61	50.97	50.88	51.62	53.08	50.75	51.45	52.22
Net Interest Margin [2]	4.12	4.03	4.12	4.07	4.15	4.20	4.25	4.41
1
Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

2
Net interest margin is defined as net interest income, on a taxable equivalent basis, as a percentage of average earning assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See the Market Risk section in Management's Discussion and Analysis of Financial Condition and Results of Operation included in Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

See Table 24, Selected Quarterly Financial Data, included in Item 7 of this report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Bank of Hawaii Corporation

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Hawaii Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for mortgage servicing rights in accordance with Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140; changed its method of accounting for leveraged leases in accordance with Financial Accounting Standards Board ("FASB") Staff Position No. 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction; and changed its method of accounting for tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bank of Hawaii Corporation and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

                        /s/ Ernst & Young LLP

Honolulu, Hawaii
February 22, 2008

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2007	2006	2005

Interest Income
Interest and Fees on Loans and Leases	$446,381	$425,473	$368,664
Income on Investment Securities
Trading	4,903	–	–
Available-for-Sale	129,601	126,817	113,608
Held-to-Maturity	14,935	18,255	21,360
Deposits	1,549	211	219
Funds Sold	3,050	767	1,329
Other	1,456	1,149	1,262

Total Interest Income	601,875	572,672	506,442

Interest Expense
Deposits	137,847	103,677	58,426
Securities Sold Under Agreements to Repurchase	47,031	42,189	21,187
Funds Purchased	5,965	8,504	4,515
Short-Term Borrowings	356	318	188
Long-Term Debt	15,658	15,371	15,013

Total Interest Expense	206,857	170,059	99,329

Net Interest Income	395,018	402,613	407,113
Provision for Credit Losses	15,507	10,758	4,588

Net Interest Income After Provision for Credit Losses	379,511	391,855	402,525

Noninterest Income
Trust and Asset Management	62,926	58,740	56,830
Mortgage Banking	11,725	10,562	10,399
Service Charges on Deposit Accounts	46,260	41,756	39,945
Fees, Exchange, and Other Service Charges	65,825	62,441	59,588
Investment Securities Gains, Net	1,485	172	341
Insurance	23,177	20,388	19,643
Other	29,089	22,117	22,568

Total Noninterest Income	240,487	216,176	209,314

Noninterest Expense
Salaries and Benefits	180,865	176,457	176,310
Net Occupancy	40,073	38,976	38,273
Net Equipment	19,274	20,127	21,541
Professional Fees	11,206	6,854	15,702
Other	83,989	78,548	75,816

Total Noninterest Expense	335,407	320,962	327,642

Income Before Provision for Income Taxes	284,591	287,069	284,197
Provision for Income Taxes	100,888	106,710	102,636

Net Income	$183,703	$180,359	$181,561

Basic Earnings Per Share	$3.75	$3.59	$3.50
Diluted Earnings Per Share	$3.69	$3.52	$3.41
Dividends Declared Per Share	$1.67	$1.52	$1.36
Basic Weighted Average Shares	49,033,208	50,176,685	51,848,765
Diluted Weighted Average Shares	49,833,546	51,178,943	53,310,816

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands)	December 31, 2007	December 31, 2006

Assets
Interest-Bearing Deposits	$4,870	$4,990
Funds Sold	15,000	50,000
Investment Securities
Trading	67,286	–
Available-for-Sale	2,563,190	2,597,877
Held-to-Maturity (Fair Value of $287,644 and $360,719)	292,577	371,344
Loans Held for Sale	12,341	11,942
Loans and Leases	6,580,861	6,623,167
Allowance for Loan and Lease Losses	(90,998)	(90,998)

Net Loans and Leases	6,489,863	6,532,169

Total Earning Assets	9,445,127	9,568,322

Cash and Noninterest-Bearing Deposits	368,402	398,342
Premises and Equipment	117,177	125,925
Customers' Acceptances	1,112	1,230
Accrued Interest Receivable	45,261	49,284
Foreclosed Real Estate	184	407
Mortgage Servicing Rights	27,588	19,437
Goodwill	34,959	34,959
Other Assets	433,132	373,909

Total Assets	$10,472,942	$10,571,815

Liabilities
Deposits
Noninterest-Bearing Demand	$1,935,639	$1,993,794
Interest-Bearing Demand	1,634,675	1,642,375
Savings	2,630,471	2,690,846
Time	1,741,587	1,696,379

Total Deposits	7,942,372	8,023,394

Funds Purchased	75,400	60,140
Short-Term Borrowings	10,427	11,058
Securities Sold Under Agreements to Repurchase	1,029,340	1,047,824
Long-Term Debt	235,371	260,288
Banker's Acceptances	1,112	1,230
Retirement Benefits Payable	29,984	48,309
Accrued Interest Payable	20,476	22,718
Taxes Payable and Deferred Taxes	278,218	277,202
Other Liabilities	99,987	100,232

Total Liabilities	9,722,687	9,852,395

Commitments and Contingencies (Note 17)
Shareholders' Equity
Common Stock ($.01 par value; authorized 500,000,000 shares;
issued / outstanding: December 2007 – 56,995,447 / 48,589,645
and December 2006 – 56,848,609 / 49,777,654)	567	566
Capital Surplus	484,790	475,178
Accumulated Other Comprehensive Loss	(5,091)	(39,084)
Retained Earnings	688,638	630,660
Treasury Stock, at Cost (Shares: December 2007 – 8,405,802
and December 2006 – 7,070,955)	(418,649)	(347,900)

Total Shareholders' Equity	750,255	719,420

Total Liabilities and Shareholders' Equity	$10,472,942	$10,571,815

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

(dollars in thousands)	Total	Common Stock	Capital Surplus	Accum. Other Compre- hensive Loss	Retained Earnings	Deferred Stock Grants	Treasury Stock	Compre- hensive Income

Balance as of December 31, 2004	$814,834	$813	$450,998	$(12,917)	$1,282,425	$(8,433)	$(898,052)
Comprehensive Income:
Net Income	181,561	–	–	–	181,561	–	–	$181,561
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(32,547)	–	–	(32,547)	–	–	–	(32,547)
Change in Minimum Pension Liability Adjustments	(2,354)	–	–	(2,354)	–	–	–	(2,354)

Total Comprehensive Income								$146,660

Share-Based Compensation	4,564	–	4,564	–	–	–	–
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits (1,430,416 shares)	45,503	2	17,526	–	(4,138)	(2,647)	34,760
Common Stock Repurchased (5,111,281 shares)	(247,376)	–	–	–	–	–	(247,376)
Retirement of Treasury Stock Shares (25,000 shares)	–	(250)	250	–	(842,424)	–	842,424
Cash Dividends Paid	(70,833)	–	–	–	(70,833)	–	–

Balance as of December 31, 2005	$693,352	$565	$473,338	$(47,818)	$546,591	$(11,080)	$(268,244)

Comprehensive Income:
Net Income	180,359	–	–	–	180,359	–	–	$180,359
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(196)	–	–	(196)	–	–	–	(196)
Change in Minimum Pension Liability Adjustments	1,972	–	–	1,972	–	–	–	1,972

Total Comprehensive Income								$182,135

Adjustment to Initially Apply SFAS No. 158, Net of Tax	6,958	–	–	6,958	–	–	–
Share-Based Compensation	4,956	–	4,956	–	–	–	–
Net Tax Benefits related to Share-Based Compensation	7,634	–	7,634	–	–	–	–
Common Stock Issued under Purchase and Equity Compensation Plans (1,044,951 shares)	30,859	1	(10,750)	–	(19,543)	11,080	50,071
Common Stock Repurchased (2,540,130 shares)	(129,727)	–	–	–	–	–	(129,727)
Cash Dividends Paid	(76,747)	–	–	–	(76,747)	–	–

Balance as of December 31, 2006	$719,420	$566	$475,178	$(39,084)	$630,660	$–	$(347,900)

Cumulative-Effect Adjustment of a Change in Accounting Principle, Net of Tax:
SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140"	5,126	–	–	5,279	(153)	–	–
FSP No. 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction"	(27,106)	–	–	–	(27,106)	–	–
FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109"	(7,247)	–	–	–	(7,247)	–	–
Comprehensive Income:
Net Income	183,703	–	–	–	183,703	–	–	$183,703
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	20,824	–	–	20,824	–	–	–	20,824
Gains Related to Defined Benefit Plans	7,034	–	–	7,034	–	–	–	7,034
Amortization of Prior Service Credit and Net Actuarial Loss	856	–	–	856	–	–	–	856

Total Comprehensive Income								$212,417

Share-Based Compensation	5,724	–	5,724	–	–	–	–
Net Tax Benefits related to Share-Based Compensation	3,491	–	3,491	–	–	–	–
Common Stock Issued under Purchase and Equity Compensation Plans (749,327 shares)	20,457	1	397	–	(8,848)	–	28,907
Common Stock Repurchased (1,933,964 shares)	(99,656)	–	–	–	–	–	(99,656)
Cash Dividends Paid	(82,371)	–	–	–	(82,371)	–	–

Balance as of December 31, 2007	$750,255	$567	$484,790	$(5,091)	$688,638	$–	$(418,649)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2007	2006	2005

Operating Activities
Net Income	$183,703	$180,359	$181,561
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	15,507	10,758	4,588
Goodwill Impairment	–	–	1,257
Depreciation and Amortization	14,559	16,088	18,334
Amortization of Deferred Loan and Lease Fees	(1,797)	(2,952)	(901)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	2,807	4,140	8,611
Share-Based Compensation	5,724	4,956	4,564
Benefit Plan Contributions	(8,727)	(1,669)	(1,927)
Deferred Income Taxes	16,607	22,844	13,417
Net Gain on Sale of Real Property	(3,095)	–	–
Net Gain on Investment Securities	(1,485)	(172)	(341)
Net Change in Trading Securities	96,893	–	–
Proceeds from Sales of Loans Held for Sale	335,365	330,677	438,773
Originations of Loans Held for Sale	(335,764)	(324,704)	(439,046)
Tax Benefits from Share-Based Compensation	(3,524)	(7,634)	–
Net Change in Other Assets and Other Liabilities	(82,890)	(23,847)	1,459

Net Cash Provided by Operating Activities	233,883	208,844	230,349

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	712,793	524,080	630,849
Proceeds from Sales	81,904	25,020	6,347
Purchases	(884,120)	(612,049)	(749,150)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	78,161	102,126	133,993
Purchases	–	(20,250)	–
Net Change in Loans and Leases	(14,122)	(462,621)	(199,276)
Premises and Equipment, Net	(5,812)	(8,100)	(6,152)

Net Cash Used in Investing Activities	(31,196)	(451,794)	(183,389)

Financing Activities
Net Change in Deposits	(81,022)	115,926	342,801
Net Change in Short-Term Borrowings	(3,855)	232,085	153,321
Proceeds from Long-Term Debt	–	25,000	–
Repayments of Long-Term Debt	(25,000)	(7,500)	(10,000)
Tax Benefits from Share-Based Compensation	3,524	7,634	–
Proceeds from Issuance of Common Stock	20,633	30,893	32,894
Repurchase of Common Stock	(99,656)	(129,727)	(247,376)
Cash Dividends Paid	(82,371)	(76,747)	(70,833)

Net Cash (Used in) Provided by Financing Activities	(267,747)	197,564	200,807

Net Change in Cash and Cash Equivalents	(65,060)	(45,386)	247,767
Cash and Cash Equivalents at Beginning of Period	453,332	498,718	250,951

Cash and Cash Equivalents at End of Period	$388,272	$453,332	$498,718

Supplemental Information
Cash Paid for:
Interest	$209,099	$158,251	$95,440
Income Taxes	96,623	83,197	39,794
Non-cash Investing and Financing Activities:
Transfers from Investment Securities-Available-for-Sale to Trading	164,180	–	–
Transfers from Loans to Foreclosed Real Estate	484	624	418

The accompanying notes are an integral part of the Consolidated Financial Statements

Note 1.        Summary of Significant Accounting Policies

Bank of Hawaii Corporation (the "Parent") is a bank holding company headquartered in Honolulu, Hawaii. Bank of Hawaii Corporation and its Subsidiaries (the "Company") provide a broad range of financial products and services to customers in Hawaii and the Pacific Islands (Guam, nearby islands, and American Samoa). The majority of the Company's operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities, brokerage services, insurance products, and trade financing.

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

The following is a summary of the Company's significant accounting policies:

Consolidation

The Consolidated Financial Statements include the accounts of the Parent and its subsidiaries. The Parent's principal subsidiary is Bank of Hawaii (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company has investments in low-income housing projects and sponsors the Bank of Hawaii Charitable Foundation. These entities are not consolidated in the Company's financial statements. The Company also has investments in leveraged leases, as discussed in Note 3 to the Consolidated Financial Statements.

Investment Securities

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. Trading securities, comprised primarily of mortgage-backed securities, are carried at fair value, with realized and unrealized gains and losses recorded in noninterest income. Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, that management has the positive intent and ability to hold to maturity are reported at amortized cost. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may not be held-to-maturity and are reported at fair value, with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. The estimated fair value of a security is determined based on current market quotations. A decline in the fair value of investment securities that is considered other than temporary is recorded as a reduction in noninterest income. Realized gains and losses are recorded in noninterest income using the specific identification method. Interest and dividends on investment securities, including amortization of premiums and accretion of discounts, using the effective interest method over the period to maturity, are included in interest income.

Non-marketable equity securities, such as the Federal Reserve Bank (the "FRB") and Federal Home Loan Bank of Seattle ("FHLB") stock, are accounted for at cost and included in other assets.

Loans Held for Sale

Loans held for sale, principally residential mortgage loans, are valued on an aggregate basis at the lower of aggregate cost or fair value. Fair value is determined based on prevailing market prices for loans with similar characteristics. Gains and losses on sales of residential mortgage loans (sales proceeds minus carrying value) are recorded in the mortgage banking component of noninterest income. Non-refundable fees and direct loan origination costs related to loans held for sale are deferred and recognized as a component of the gain or loss on sale.

Loans and Leases

Loans are reported at the principal amount outstanding, net of unearned income. Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, unearned discounts, and premiums are deferred and amortized into interest income as yield adjustments over the term or estimated life of the loan. Loan commitment fees are generally deferred and amortized into interest income over the commitment period. Other credit-related fees are recognized as fee income, a component of noninterest income, when earned.

Direct financing leases are carried at the aggregate of lease payments receivable plus the estimated residual value of leased property, less unearned income. Leveraged leases, which are a form of direct financing leases, are carried net of non-recourse debt. Unearned income on direct financing and leveraged leases is amortized over the lease term by methods that approximate the interest method. Residual values on leased assets are periodically reviewed for other than temporary impairment.

Leveraged Leases

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Staff Position ("FSP") No. 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction," which amends Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." The timing of cash flows relating to income taxes generated by a leveraged lease is an important assumption that affects the periodic income recognized by the lessor for that lease transaction. Under the provisions of FSP No. 13-2, a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction requires a recalculation of the total and periodic income related to the leveraged lease transaction.

During the years 1998 through 2002, the Company entered into one leveraged lease transaction known as a Lease In-Lease Out ("LILO") transaction and five leveraged lease transactions known as Sale In-Lease Out ("SILO") transactions. As of January 1, 2007, these LILO and SILO transactions were in various stages of review by the Internal Revenue Service (the "IRS"). Management expected that the outcome of these reviews would change the projected timing of cash flows from these leveraged leases. As a result, in adopting the provisions of FSP No. 13-2 on January 1, 2007, the Company recorded an after-tax cumulative-effect adjustment to reduce retained earnings by $27.1 million. This adjustment represented a $42.7 million reduction in the carrying value of lease financing balances and a $15.6 million reduction in deferred income tax liabilities. The provisions of FSP No. 13-2 also provide that subsequent changes in the timing of projected cash flows that results in a change in the net investment of a leveraged lease is to be recorded as a gain or loss in the Company's results of operations in the period in which the assumption is changed.

In June 2007, the Company reached an agreement with the IRS as to the terms of settlement of the issues related to the Company's LILO transaction. See Note 15 for further discussion on the matter.

Non-Performing Loans and Leases

Generally, loans and leases are placed on non-accrual status upon becoming contractually past due 90 days or more for principal or interest (unless loans and leases are adequately secured by collateral, are in the process of collection, and are reasonably expected to result in repayment), when terms are renegotiated below market levels, or where substantial doubt about full repayment of principal or interest is evident.

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

Loans and leases are charged-off when it is probable that a loss has been incurred and when it is possible to make a reasonable estimate of the loss. For commercial loans, a charge-off is determined on a judgmental basis after due consideration of the debtor's prospects for repayment and the fair value of collateral is deemed deficient. For residential mortgage and home equity loans, a charge-off is required at 120 days delinquency for the amount that the estimated fair value (sales price minus costs to acquire title, to hold, and to sell) is less than the loan balance. Other consumer loans are charged-off upon becoming past due 120 days.

Reserve for Credit Losses

The Company's reserve for credit losses is comprised of two components, the Allowance for Loan and Lease Losses (the "Allowance") and the Reserve for Unfunded Commitments (the "Unfunded Reserve").

Allowance for Loan and Lease Losses

The Company maintains an Allowance adequate to cover management's estimate of probable credit losses as of the balance sheet date. Changes to the absolute level of the Allowance are recognized through charges or credits to the provision for credit losses (the "Provision"). Loans and leases that are charged-off have the effect of reducing the Allowance while recoveries of loans and leases previously charged-off have the effect of increasing the Allowance.

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

Homogeneous pools of loans and leases are analyzed using historical loss patterns in various loan and lease pools that have been grouped based on similar risk characteristics for collective evaluation of impairment. Commercial loan and lease pools are collectively evaluated for impairment based on business unit and internal risk rating segmentation and exclude those loans and leases evaluated individually for impairment. Loss estimates are calculated based on an analysis of historical risk rating migration to loss. Consumer and small business loan and lease pools reflect aggregation of similar products based on geography. Loss estimates are calculated based on historical rolling average loss rates and average delinquency flows to loss.

The Allowance also includes an estimate for inherent losses not reflected in the historical analyses. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of net charge-offs. In addition, the Company uses a variety of other tools to estimate probable credit losses including, but not limited to, a rolling quarterly forecast of asset quality metrics; stress testing; and performance indicators based on the Company's own experience, peers, or other industry sources.

Reserve for Unfunded Commitments

The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include banker's acceptances, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-bearing deposits, interest-bearing deposits, and funds sold. All amounts are readily convertible to cash and have maturities of less than 90 days.

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Capital leases are included in premises and equipment at the capitalized amount less accumulated amortization. Premises and equipment is depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements and capitalized leased assets are amortized using the straight-line method over the terms of the respective leases. Useful lives range from three to 50 years for premises and leasehold improvements, from three to 10 years for equipment, and 60 years for capitalized leased assets. Repairs and maintenance are charged to expense as incurred, while improvements which extend the useful life of the asset are capitalized and depreciated over the estimated remaining life of the asset.

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Company records a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. There was no impairment of the Company's long-lived assets for the years ended December 31, 2007, 2006, and 2005.

Foreclosed Real Estate

Foreclosed real estate consists of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure. These properties are carried at the lower of cost or market value based on current appraisals, less estimated costs to sell. Losses arising at the time of acquiring such property are charged against the Allowance. Subsequent decreases in property values are recognized through charges to noninterest expense.

Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets when mortgage loans are sold and the rights to service those loans are retained.

On January 1, 2007, the Company adopted the provisions of SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140," which requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. In adopting the provisions of SFAS No. 156, the Company recorded an increase in the value of mortgage servicing rights of $8.0 million which resulted in a net of tax increase to retained earnings of $5.1 million. Also, as permitted by SFAS No. 156, the Company reclassified investment securities with a carrying value of $164.2 million (the "Designated Securities") from the available-for-sale portfolio to the trading portfolio. Concurrently, the Company reclassified unrealized losses of $5.3 million, net of tax, previously recorded as a component of accumulated other comprehensive loss, to retained earnings. The Designated Securities are recorded at fair value on the Company's statement of condition, with realized and unrealized gains and losses recorded as the change in fair value of the Designated Securities in mortgage banking income. The change in fair value of the Designated Securities is intended to offset changes in valuation assumptions affecting the recorded value of the Company's mortgage servicing rights. The net after-tax cumulative-effect adjustment to adopt the provisions of SFAS No. 156 was to reduce retained earnings by $0.2 million on January 1, 2007. The Company also adopted the fair value measurement provisions of SFAS No. 156 to account for subsequent re-measurements of the Company's mortgage servicing rights.

Prior to January 1, 2007, the Company recorded its mortgage servicing rights at the lower of the initial recorded value, adjusted for amortization, or fair value. The Company's mortgage servicing rights were amortized in proportion to and over the period of estimated total net servicing income. The Company also performed an impairment analysis on a quarterly basis by estimating the fair value of the mortgage servicing rights and comparing that value to the carrying amount. The servicing assets were stratified by certain risk characteristics, primarily loan type and note rate. Impairment in any one stratification would result in a valuation allowance of the mortgage servicing rights being recognized in mortgage banking income, a component of noninterest income. No significant impairment charges were recognized for the years ended December 31, 2006 and 2005.

The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. Assumptions such as loan prepayment rates, costs to service, ancillary income, impound account balances, and discount rates are used to estimate the fair value of the Company's mortgage servicing rights. Risks inherent in the valuation of mortgage servicing rights include changes in interest rates, higher than expected loan repayment rates, and the delayed receipt of cash flows, among other factors.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is assessed at least annually for impairment. No impairment of goodwill was recorded for the years ended December 31, 2007 and 2006. A $1.3 million impairment charge was recorded for the year ended December 31, 2005 in connection with the Company's insurance business.

Securities Sold Under Agreements to Repurchase

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, securities sold under agreements to repurchase are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company's Consolidated Statements of Condition, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts and are delivered to and held in collateral by third party trustees.

Pension and Postretirement Benefit Plans

The Company incurs certain employment-related expenses associated with its two pension plans and a postretirement benefit plan (the "Plans"). In order to measure the expense associated with the Plans, various assumptions are made including the discount rate used to value certain liabilities, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The assumptions are based on historical experience as well as current facts and circumstances. A third-party actuarial firm is used to assist management in measuring the expense and liability associated with the Plans. The Company uses a December 31 measurement date for its Plans. As of the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is primarily determined based on the present value of projected benefit distributions at an assumed discount rate.

Periodic pension expense or credits include interest costs based on the assumed discount rate, the expected return on plan assets based on actuarially derived market-related values, and recognized net actuarial gains or losses. Periodic postretirement benefit expense or credits include service costs, interest costs based on the assumed discount rate, amortization of prior service credits, and recognized net actuarial gains or losses.

On December 31, 2006, the Company adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires the Company to recognize in its statement of condition an asset for a plan's overfunded status or a liability for a plan's underfunded status. SFAS No. 158 also requires that the Company measure the Plans' assets and obligations that determine its funded status as of the end of the fiscal year and to recognize those changes in the year in which the changes occur as a component of other comprehensive income, net of taxes. The adoption of SFAS No. 158 resulted in the reduction of the Company's accumulated other comprehensive loss, net of tax, by approximately $7.0 million, due to previously unrecognized prior service credits and net actuarial gains.

Income Taxes

The Parent files a consolidated federal income tax return with the Bank and its subsidiaries. Calculation of the Company's provision for income taxes requires the interpretation of income tax laws and regulations and the use of estimates and judgments in its determination. The Company is subject to examination by governmental authorities that may give rise to income tax issues due to differing interpretations. Changes to the liability for income taxes also occur due to changes in income tax rates, implementation of new business strategies, resolution of issues with taxing authorities, and newly enacted statutory, judicial, and regulatory guidance.

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

The Company maintains reserves for certain tax positions that arise in the normal course of business. As of December 31, 2007, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments were reviewed as events occurred and adjustments to the reserves were made as appropriate.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 established a recognition threshold and measurement attributes for income tax positions recognized in the Company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." In evaluating a tax position for recognition, FIN 48 requires that the Company judgmentally evaluate whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company's financial statements as the largest amount of tax benefit that, in management's judgment, is greater than 50% likely of being realized upon ultimate settlement. On

January 1, 2007, the Company also adopted the provisions of FSP No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48," which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing a liability for previously unrecognized tax benefits in the statement of condition. In adopting the provisions of FIN 48 and FSP No. FIN 48-1 on January 1, 2007, the Company recorded an after-tax cumulative-effect adjustment to reduce retained earnings by $7.2 million. See Note 15 for further discussion on the Company's FIN 48 tax positions as of January 1, 2007 and December 31, 2007.

Treasury Stock

Shares of the Parent's common stock that are repurchased are recorded in treasury stock at cost. On the date of subsequent re-issuance, the treasury stock account is reduced by the cost of such stock on a first-in, first-out basis.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus the effect of common stock equivalents that are dilutive.

Derivative Financial Instruments

Management has received authorization from the Parent's Board of Directors to use derivative financial instruments as an end-user in connection with its risk management activities and to accommodate the needs of its customers. The Company has elected not to qualify for hedge accounting methods addressed under current provisions of GAAP. All risk management derivative instruments are stated at fair value in the Consolidated Statements of Condition with changes in fair value reported in current period earnings.

Share-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment," using the modified prospective method. As a result, compensation expense for the years ended December 31, 2007 and 2006 includes expense related to share-based awards granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." Compensation expense for the years ended December 31, 2007 and 2006 also includes expense related to share-based awards granted on or after January 1, 2006.

Prior to January 1, 2006, the Company accounted for its share-based compensation under the intrinsic value method as permitted by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, prior to January 1, 2006, the Company recognized no compensation expense for employee stock options that were granted with an exercise price equal to the fair value of the underlying common stock on the date of grant.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $6.0 million, $5.8 million, and $5.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

International Operations

The Bank has operations that are conducted in certain Pacific Islands that are denominated in U.S. dollars. These operations are classified as domestic.

Future Application of Accounting Pronouncements

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements," which established a framework for measuring fair value, while expanding fair value measurement disclosures. SFAS No. 157 established a fair value hierarchy that distinguishes between independent observable inputs and unobservable inputs based on the best information available. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities, the effect of these measurements on earnings for the period, and the inputs used to measure fair value. In February 2008, the FASB issued FSP SFAS No. 157-1 to exclude SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the scope of SFAS No. 157. In February 2008, the FASB also issued FSP SFAS No. 157-2 to allow entities to electively defer the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The Company will apply the fair value measurement provisions of SFAS No. 157 to its nonfinancial assets and liabilities beginning January 1, 2009. The adoption of SFAS No. 157 had no impact on beginning of period retained earnings and is prospectively not expected to have a material impact on the Company's statements of income and condition.

On January 1, 2008, the Company adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115," which provides entities with an option to report selected financial assets and financial liabilities, on an instrument by instrument basis, at fair value. The objective of reporting financial assets and financial liabilities at fair value is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. On January 1, 2008, the Company did not elect to report additional financial assets and financial liabilities at fair value. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's statements of income and condition.

On January 1, 2008, the Company adopted the provisions of the U.S. Securities and Exchange Commission (the "SEC") Staff Accounting Bulletin ("SAB") No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings," which requires entities to include the expected net future cash flows related to the associated servicing of the loan in the measurement of its written loan commitments that are accounted for at fair value through earnings. The expected net future cash flows from servicing the loan that are to be included in measuring the fair value of the written loan commitment is to be determined in the same manner that the fair value of a recognized servicing asset is measured under SFAS No. 156. However, a separate and distinct servicing asset is not recognized for accounting purposes until the servicing rights have been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. The adoption of SAB No. 109 is not expected to have a material impact on the Company's statements of income and condition.

Note 2.        Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investment securities as of December 31, 2007, 2006, and 2005 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2007
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$3,295	$30	$–	$3,325
Debt Securities Issued by States and Political Subdivisions	47,620	331	(41)	47,910
Debt Securities Issued by U.S. Government-Sponsored Enterprises	294,223	1,289	(48)	295,464
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,678,828	12,414	(6,771)	1,684,471
Private Institutions	312,973	–	(8,533)	304,440

Total Mortgage-Backed Securities	1,991,801	12,414	(15,304)	1,988,911

Other Debt Securities	228,421	172	(1,013)	227,580

Total	$2,565,360	$14,236	$(16,406)	$2,563,190

Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$6	$–	$–	$6
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	292,571	722	(5,655)	287,638

Total	$292,577	$722	$(5,655)	$287,644

December 31, 2006
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$19,036	$7	$(103)	$18,940
Debt Securities Issued by States and Political Subdivisions	38,833	125	(178)	38,780
Debt Securities Issued by U.S. Government-Sponsored Enterprises	258,938	125	(1,167)	257,896
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,626,206	2,982	(30,808)	1,598,380
Private Institutions	364,687	–	(7,923)	356,764

Total Mortgage-Backed Securities	1,990,893	2,982	(38,731)	1,955,144

Other Debt Securities	333,131	101	(6,115)	327,117

Total	$2,640,831	$3,340	$(46,294)	$2,597,877

Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$30	$1	$–	$31
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	371,314	779	(11,405)	360,688

Total	$371,344	$780	$(11,405)	$360,719

December 31, 2005
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$4,455	$17	$(37)	$4,435
Debt Securities Issued by States and Political Subdivisions	33,240	54	(334)	32,960
Debt Securities Issued by U.S. Government-Sponsored Enterprises	96,103	142	(569)	95,676
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,686,626	4,366	(30,028)	1,660,964
Private Institutions	427,019	–	(8,131)	418,888

Total Mortgage-Backed Securities	2,113,645	4,366	(38,159)	2,079,852

Other Debt Securities	333,418	127	(8,253)	325,292

Total	$2,580,861	$4,706	$(47,352)	$2,538,215

Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$70	$2	$–	$72
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	454,170	1,069	(12,322)	442,917

Total	$454,240	$1,071	$(12,322)	$442,989

As of December 31, 2007, available-for-sale and held-to-maturity investment securities with a carrying value of $1.5 billion and $0.2 billion, respectively, were pledged to secure deposits of governmental entities of $0.7 million and securities sold under agreements to repurchase of $1.0 billion. As of December 31, 2006, available-for-sale and held-to-maturity investment securities with a carrying value of $1.7 billion and $0.3 billion, respectively, were pledged to secure deposits of governmental entities of $4.4 million and securities sold under agreements to repurchase of $1.0 billion. Investment securities pledged where the secured party has the right to sell or repledge investment securities were $650.4 million and $751.1 million as of December 31, 2007 and 2006, respectively.

The table below presents an analysis of the contractual maturities of the Company's investment securities as of December 31, 2007. Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value

Available-for-Sale:
Due in One Year or Less	$157,319	$156,912
Due After One Year Through Five Years	82,633	82,341
Due After Five Years Through Ten Years	217,192	218,091
Due After Ten Years	116,415	116,935

	573,559	574,279
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,678,828	1,684,471
Private Institutions	312,973	304,440

Total Mortgage-Backed Securities	1,991,801	1,988,911

Total	$2,565,360	$2,563,190

Held-to-Maturity:
Due In One Year or Less	$6	$6
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	292,571	287,638

Total	$292,577	$287,644

Gross gains and losses from the sales of investment securities for the years ended December 31, 2007, 2006, and 2005 were as follows:

(dollars in thousands)	2007	2006	2005

Gross Gains on Sales of Investment Securities	$1,485	$172	$697
Gross Losses on Sales of Investment Securities	–	–	(356)

Net Gains on Sales of Investment Securities	$1,485	$172	$341

The Company's temporarily impaired investment securities as of December 31, 2007 and 2006 were as follows:

Temporarily Impaired Investment Securities

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

December 31, 2007
Debt Securities Issued by States and Political Subdivisions	$328	$(8)	$9,857	$(33)	$10,185	$(41)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,384	(15)	2,081	(33)	3,465	(48)
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	148,537	(593)	789,643	(11,834)	938,180	(12,427)
Private Institutions	–	–	304,440	(8,533)	304,440	(8,533)

Total Mortgage-Backed Securities	148,537	(593)	1,094,083	(20,367)	1,242,620	(20,960)

Other Debt Securities	–	–	218,981	(1,012)	218,981	(1,012)

Total Temporarily Impaired Investment Securities	$150,249	$(616)	$1,325,002	$(21,445)	$1,475,251	$(22,061)

December 31, 2006
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,097	$(4)	$2,253	$(36)	$3,350	$(40)
Debt Securities Issued by States and Political Subdivisions	8,738	(32)	14,887	(146)	23,625	(178)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	155,494	(536)	67,310	(694)	222,804	(1,230)
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	150,042	(1,276)	1,470,154	(40,937)	1,620,196	(42,213)
Private Institutions	41,643	(923)	315,121	(7,000)	356,764	(7,923)

Total Mortgage-Backed Securities	191,685	(2,199)	1,785,275	(47,937)	1,976,960	(50,136)

Other Debt Securities	–	–	318,836	(6,115)	318,836	(6,115)

Total Temporarily Impaired Investment Securities	$357,014	$(2,771)	$2,188,561	$(54,928)	$2,545,575	$(57,699)

The gross unrealized losses reported for mortgage-backed securities relate to investment securities issued by U.S. government-sponsored enterprises, such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, and private institutions. The Company does not believe that the investment securities that were in an unrealized loss position as of December 31, 2007, which is comprised of 149 securities, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company has both the intent and ability to hold the investment securities for a period of time necessary to recover the amortized cost.

Substantially all of the Company's interest income on investment securities for the years ended December 31, 2007, 2006, and 2005, was comprised of taxable interest income. Income tax expense related to the Company's net realized gains on the sales of investment securities was $0.6 million for the year ended December 31, 2007 and $0.1 million for the years ended December 31, 2006, and 2005. The accumulated other comprehensive loss from net unrealized gains and losses on investment securities, net of tax, was $1.4 million, $27.5 million, and $27.3 million as of December 31, 2007, 2006, and 2005, respectively.

Note 3.        Loans and Leases and the Reserve for Credit Losses

Loans and Leases

The Company's loan and lease portfolio was comprised of the following as of December 31:

(dollars in thousands)	2007	2006	2005	2004	2003 [1]

Commercial
Commercial and Industrial	$1,054,355	$1,093,392	$918,842	$923,700	$849,499
Commercial Mortgage	634,483	611,334	558,346	602,678	639,354
Construction	208,670	249,263	153,682	106,220	88,211
Lease Financing	481,882	508,997	470,155	479,100	467,514

Total Commercial	2,379,390	2,462,986	2,101,025	2,111,698	2,044,578

Consumer
Residential Mortgage	2,508,261	2,493,110	2,417,523	2,318,731	2,329,845
Home Equity	972,995	944,873	888,075	787,788	686,864
Automobile	443,011	429,149	433,027	404,850	347,337
Other [2]	277,204	293,049	328,886	363,863	348,551

Total Consumer	4,201,471	4,160,181	4,067,511	3,875,232	3,712,597

Total Loans and Leases	$6,580,861	$6,623,167	$6,168,536	$5,986,930	$5,757,175

1
Foreign commercial and industrial loans of $23.7 million, foreign commercial lease financing of $31.6 million, and foreign residential mortgage loans of $15.0 million, have been reported in their respective loan and lease categories as of December 31, 2003. Subsequent to December 31, 2003, foreign loans and leases were not material.

2
Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were reported net of unearned income of $189.9 million and $153.5 million as of December 31, 2007 and 2006, respectively.

Commercial and residential mortgage loans of $415.0 million and $419.6 million were pledged to secure an FRB line of credit as of December 31, 2007 and 2006, respectively. Residential mortgage loans of $60.2 million and $90.4 million were pledged to secure FHLB advances as of December 31, 2007 and 2006, respectively.

The aggregate amount of gains and losses on the Company's sale of residential mortgage loans for the years ended December 31, 2007, 2006, and 2005 is shown below. Net gains on sale of residential mortgage loans are recorded as a component of mortgage banking income in noninterest income. There were no sales of commercial loans for the years ended December 31, 2007, 2006, and 2005.

(dollars in thousands)	2007	2006	2005

Gross Gains on Sale of Residential Mortgage Loans	$1,471	$1,633	$2,733
Gross Losses on Sale of Residential Mortgage Loans	(786)	(553)	(441)

Net Gains on Sale of Residential Mortgage Loans	$685	$1,080	$2,292

The Company's net investment in leveraged leases was comprised of the following as of December 31, 2007 and 2006:

	December 31,
(dollars in thousands)	2007	2006

Rental Receivable (Net of Principal and Interest on Non-Recourse Debt)	$288,695	$298,225
Estimated Residual Value of Leased Assets	198,645	199,565
Less: Unearned and Deferred Income	(150,425)	(115,036)

Investment in Leveraged Leases	336,915	382,754
Less: Deferred Income Taxes Arising from Leveraged Leases	(180,403)	(318,808)

Net Investment in Leveraged Leases	$156,512	$63,946

The Company is the lessor in various leveraged lease agreements under which airplanes, rail cars, and water-craft, with estimated economic lives ranging from 10 to 36 years, are leased for terms up to 29 years. The Company's equity investment typically represents between 20% and 30% of the purchase price, with the remaining percentage being provided by third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the asset. The residual value of the leased asset is estimated at the beginning of the leveraged lease agreement, based on appraisals and other methods, and is reviewed at least annually for impairment. At the end of the lease term, the asset is returned to the Company. For federal income tax purposes, the Company receives the benefit of income tax deductions for depreciation on the entire leased asset and for interest on the long-term debt. During the early years of a leveraged lease, income tax deductions exceed lease rental income, resulting in reduced income taxes payable. In the later years of a leveraged lease, lease rental income will exceed income tax deductions, resulting in increased income taxes payable. Deferred income taxes are provided to reflect this timing difference. The Company's investment in leveraged leases was $336.9 million and $382.8 million as of December 31, 2007 and 2006, respectively, and is reflected as a component of commercial lease financing.

Certain directors and executive officers of the Company, companies in which they are principal owners, and trusts in which they are involved, have loans with the Bank. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements.

The following table presents the loan activity with certain directors and executive officers of the Company for the years ended December 31, 2007 and 2006.

	December 31,
(dollars in thousands)	2007	2006

Balance at Beginning of Year	$17,551	$16,777
Additions:
Borrowings	1,263	1,415
Other [1]	2,527	2,100
Reductions:
Payments	(2,194)	(2,741)

Balance at End of Year	$19,147	$17,551

1
Represents borrowings as a result of changes in the parties considered executive officers under SEC regulations.

Reserve for Credit Losses

Activity in the Company's reserve for credit losses was as follows for the years ended December 31:

(dollars in thousands)	2007	2006	2005	2004	2003

Balance at Beginning of Period	$96,167	$96,167	$113,596	$129,080	$142,853
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(3,266)	(2,373)	(2,507)	(4,408)	(5,311)
Commercial Mortgage	–	–	–	(575)	(548)
Construction	–	–	–	–	(529)
Lease Financing	(145)	–	(10,049)	(1,381)	(353)
Consumer
Residential Mortgage	(169)	(132)	(646)	(819)	(1,877)
Home Equity	(1,097)	(633)	(959)	(827)	(596)
Automobile	(10,340)	(8,268)	(6,767)	(5,407)	(4,057)
Other [1]	(9,893)	(9,251)	(12,605)	(13,138)	(13,622)

Total Loans and Leases Charged-Off	(24,910)	(20,657)	(33,533)	(26,555)	(26,893)

Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	1,203	3,509	1,751	3,973	3,878
Commercial Mortgage	156	509	3,246	2,052	129
Construction	–	–	–	529	958
Lease Financing	2,092	3	189	19	106
Consumer
Residential Mortgage	221	464	641	915	1,027
Home Equity	359	309	411	283	133
Automobile	2,582	2,088	1,900	1,987	1,768
Other [1]	2,790	3,017	3,378	4,252	4,491
Foreign	–	–	–	7,061	630

Total Recoveries on Loans and Leases Previously Charged-Off	9,403	9,899	11,516	21,071	13,120

Net Loans and Leases Charged-Off	(15,507)	(10,758)	(22,017)	(5,484)	(13,773)
Provision for Credit Losses	15,507	10,758	4,588	(10,000)	–

Balance at End of Period [2]	$96,167	$96,167	$96,167	$113,596	$129,080

Components
Allowance for Loan and Lease Losses	$90,998	$90,998	$91,090	$106,796	$129,080
Reserve for Unfunded Commitments [3]	5,169	5,169	5,077	6,800	–

Total Reserve for Credit Losses	$96,167	$96,167	$96,167	$113,596	$129,080

Average Loans and Leases Outstanding	$6,561,584	$6,369,200	$6,104,356	$5,786,645	$5,525,576

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.24%	0.17%	0.36%	0.09%	0.25%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding [3]	1.38%	1.37%	1.48%	1.78%	2.24%
1
Comprised of other revolving credit, installment, and lease financing.

2
Included in this analysis is activity related to the Company's reserve for unfunded commitments, which is separately recorded in other liabilities in the Consolidated Statements of Condition.

3
The reserve for unfunded commitments was transferred to other liabilities on a prospective basis on December 31, 2004.

Non-accrual loans and leases as of December 31, 2007 and 2006 were $5.1 million and $5.9 million, respectively. Loans and leases past due 90 days or more and still accruing interest as of December 31, 2007 and 2006 were $7.6 million and $2.8 million, respectively.

The Company's impaired loans and leases as of December 31, 2007, 2006, and 2005 were as follows:

(dollars in thousands)	2007	2006	2005

Recorded Investment in Impaired Loans and Leases Requiring an Allowance for Loan and Lease Losses [1]	$87	$414	$72
Allowance for Loan and Lease Losses on Impaired Loans and Leases	30	145	7
Average Recorded Investment in Impaired Loans and Leases	150	168	2,017
1
There were no accruing market-rate troubled-debt restructurings for the years ended December 31, 2007, 2006, and 2005.

All of the Company's recorded investment in impaired loans and leases required an Allowance as of December 31, 2007, 2006, and 2005.

Note 4.        Mortgage Servicing Rights

The Company's portfolio of residential mortgage loans serviced for third parties was $2.5 billion as of December 31, 2007 and 2006. Substantially all of the residential mortgage loans sold to third parties is sold on a non-recourse basis. The Company's mortgage servicing activities includes collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of the borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $6.1 million for the years ended December 31, 2007 and 2006, and $6.0 million for the year ended December 31, 2005. The Company's residential mortgage loan servicing portfolio is comprised primarily of fixed rate loans concentrated in Hawaii.

As noted in Note 1, the Company adopted the provisions of SFAS No. 156 on January 1, 2007 and concurrently identified its entire balance of mortgage servicing rights as one class of servicing assets for this fair value measurement. The table below reconciles the balance of the Company's mortgage servicing rights as of December 31, 2006 and January 1, 2007.

(dollars in thousands)

Balance as of December 31, 2006	$19,437
Pre-Tax Cumulative-Effect Adjustment of a Change in Accounting Principle	8,007

Balance as of January 1, 2007	$27,444

For the year ended December 31, 2007, the change in the fair value of the Company's mortgage servicing rights was as follows:

(dollars in thousands)

Beginning of Year, Fair Value	$27,444
Gains Recognized on Originated Mortgage Servicing Rights	4,153
Change in Fair Value of Mortgage Servicing Rights:
Due to Change in Valuation Assumptions [1]	184
Due to Paydowns and Other [2]	(4,193)

Total Change in Fair Value of Mortgage Servicing Rights	(4,009)

End of Year, Fair Value	$27,588

1
Principally reflects changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

2
Principally represents changes due to the realization of expected cash flows over time.

For the year ended December 31, 2006, the change in the carrying value of the Company's mortgage servicing rights, net of a valuation allowance, was as follows:

(dollars in thousands)

Beginning of Year, Amortized Cost	$18,010
Gains Recognized on Originated Mortgage Servicing Rights	3,979
Amortization of Mortgage Servicing Rights	(2,552)

End of Year, Amortized Cost	$19,437

End of Year, Fair Value	$27,444

The key assumptions used in estimating the fair value of the Company's mortgage servicing rights as of December 31, 2007 and 2006 were as follows:

	2007	2006

Weighted-Average Constant Prepayment Rate [1]	11.15%	12.15%
Weighted-Average Life (in years)	6.08	5.80
Weighted-Average Note Rate	5.82%	5.80%
Weighted-Average Discount Rate	8.56%	8.57%
1
Represents annualized loan repayment rate assumption.

Residential mortgage loan repayment rates for the Company's servicing portfolio, which is concentrated in Hawaii, approximated the national average for the year ended December 31, 2007 and were equal to or slightly higher than the national average for the year ended December 31, 2006.

A sensitivity analysis of the Company's fair value of mortgage servicing rights to changes in certain key assumptions as of December 31, 2007 and 2006 is presented in the following table.

Sensitivity Analysis

(dollars in thousands)	2007	2006

Constant Prepayment Rate
Decrease in fair value from 25 basis points ("bps") adverse change	$(260)	$(278)
Decrease in fair value from 50 bps adverse change	(516)	(519)
Discount Rate
Decrease in fair value from 25 bps adverse change	(265)	(286)
Decrease in fair value from 50 bps adverse change	(526)	(537)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company's mortgage servicing rights usually is not linear. Also, the effect of changing one key assumption without changing other assumptions is not realistic. The calculation of the fair value of mortgage servicing rights is dynamic in nature, in that changes in one key assumption may result in changes in other assumptions, which may magnify or counteract the sensitivity analysis presented in the table above.

Note 5.        Premises and Equipment

The components of the Company's premises and equipment as of December 31, 2007 and 2006 were as follows:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value

December 31, 2007
Premises	$285,959	$(182,374)	$103,585
Equipment	191,644	(179,838)	11,806
Capital Leases	4,464	(2,678)	1,786

Total	$482,067	$(364,890)	$117,177

December 31, 2006
Premises	$283,774	$(174,183)	$109,591
Equipment	194,543	(180,173)	14,370
Capital Leases	4,464	(2,500)	1,964

Total	$482,781	$(356,856)	$125,925

Depreciation and amortization (including capital lease amortization) included in noninterest expense totaled $14.6 million, $16.1 million, and $18.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 6.        Other Assets

The components of the Company's other assets as of December 31, 2007 and 2006 were as follows:

Other Assets

(dollars in thousands)	2007	2006

Bank-Owned Life Insurance	$188,888	$156,115
Federal Home Loan Bank and Federal Reserve Bank Stock	79,494	79,415
Low-Income Housing Investments and Other Equity Investment	36,376	21,898
Accounts Receivable	26,748	23,216
Federal Tax Deposit	61,000	61,000
Other	40,626	32,265

Total Other Assets	$433,132	$373,909

Note 7.        Deposits

Time Deposits

As of December 31, 2007 and 2006, the Company's total time deposits were $1.7 billion. As of December 31, 2007, the contractual maturities of these time deposits as of were as follows:

(dollars in thousands)	Amount

2008	$1,525,191
2009	114,085
2010	44,910
2011	13,492
2012	14,181
Thereafter	29,728

Total	$1,741,587

The amount of time deposits with balances of $100,000 or more was $997.7 million and $961.6 million as of December 31, 2007 and 2006, respectively. As of December 31, 2007, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount

Three Months or Less	$402,272
Over Three Months through Six Months	391,762
Over Six Months through Twelve Months	135,001
Over Twelve Months	68,619

Total	$997,654

Public Deposits

As of December 31, 2007 and 2006, deposits of governmental entities of $0.7 million and $4.4 million, respectively, required collateralization by acceptable investment securities of the Company.

Note 8.        Borrowings

Details of the Company's borrowings as of and for the years ended December 31, 2007, 2006, and 2005 were as follows:

(dollars in thousands)	2007	2006	2005

Funds Purchased
Amounts Outstanding at December 31,	$75,400	$60,140	$268,110
Average Amount Outstanding During Year	120,212	170,427	138,190
Maximum Amount Outstanding at Any Month End	234,200	353,700	268,110
Weighted Average Interest Rate During Year	4.96%	4.99%	3.27%
Weighted Average Interest Rate End of Year	2.28%	5.23%	4.04%
Securities Sold Under Agreements to Repurchase [1]
Amounts Outstanding at December 31,	$429,340	$372,824	$434,380
Average Amount Outstanding During Year	400,902	525,147	621,103
Maximum Amount Outstanding at Any Month End	487,511	707,166	849,195
Weighted Average Interest Rate During Year [2]	4.86%	4.72%	3.03%
Weighted Average Interest Rate End of Year	4.35%	4.95%	3.96%
1
Excludes long-term securities sold under agreements to repurchase with private institutions of $600.0 million, $675.0 million, and $175.0 million as of December 31, 2007, 2006, and 2005, respectively.

2
The calculated weighted average interest rates for securities sold under agreements to repurchase are computed by dividing actual interest expense on borrowings by the average daily borrowings.

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

The Company's total securities sold under agreements to repurchase were $1.0 billion as of December 31, 2007 and 2006 and $0.6 billion as of December 31, 2005. As of December 31, 2007, total securities sold under agreements to repurchase placed with private institutions were $600.0 million, of which $500.0 million were indexed to the London Inter Bank Offering Rate ("LIBOR") and $100.0 million were at fixed interest rates. As of December 31, 2007, the remaining terms of agreements with private institutions ranged from eight to 14 years. However, the private institutions have the right to terminate the agreements on predetermined dates. If the agreements with private institutions, which are indexed to LIBOR, are not terminated by the predetermined dates, interest rates on the agreements become fixed, at rates ranging from 4.00% to 5.00%, for the remaining term of the respective agreements. As of December 31, 2007, the weighted average interest rate for the Company's agreements with private institutions was 4.09%.

Note 9.        Long-Term Debt

The Company's long-term debt as of December 31, 2007 and 2006 were as follows:

(dollars in thousands)	2007	2006

Subordinated Notes	$124,907	$124,854
Federal Home Loan Bank Advances	50,000	75,000
Capital Securities	26,425	26,425
Privately Placed Notes	25,000	25,000
Capitalized Lease Obligations	9,039	9,009

Total Long-Term Debt	$235,371	$260,288

As of December 31, 2007, $124.9 million of subordinated notes issued by the Bank, bearing a fixed interest rate of 6.875%, were outstanding. The notes were issued in 1999 under the Bank's $1.0 billion note program and mature in 2009. Under the terms of this program, the Bank may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1.0 billion.

The Bank is a member of the FHLB. The Bank may borrow funds from the FHLB in amounts up to 15% of the Bank's total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. The Bank is required to hold FHLB stock as a condition of membership. As of December 31, 2007, the Bank held $61.3 million of FHLB stock which is recorded as a component of other assets. As of December 31, 2007, borrowings from the FHLB were $50.0 million at a weighted average interest rate of 4.0% with maturity in 2010. As of December 31, 2007, residential mortgage loans of $60.2 million were pledged to secure the FHLB advances.

Bancorp Hawaii Capital Trust I (the "Trust"), a grantor trust wholly-owned by the Parent, issued $100.0 million in Capital Securities. The Capital Securities bear a cumulative fixed interest rate of 8.25% and matures on December 15, 2026. Interest payments are made by the Trust semi-annually. The Parent is subject to an expense agreement with the Trust obligating the Parent to pay for any costs, expenses, or liabilities of the Trust, other than obligations of the Trust to pay amounts due pursuant to the terms of the Capital Securities. The sole assets of the Trust are Junior Subordinated Debt Securities (the "Debt") issued by the Parent to the Trust. The Debt is redeemable prior to the stated maturity at the option of the Parent. The Capital Securities are subject to mandatory redemption upon repayment of the related Debt at their stated maturity dates, or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by the Parent upon concurrent repayment of the related Debt. The Capital Securities became redeemable, in whole or in part, at the option of the Trust on December 15, 2006. The redemption price for the Capital Securities was equal to 103.7125% as of December 31, 2007 and gradually decreases each year to 100% if redeemed on or after December 15, 2016. The Parent has issued guarantees for the payment of distributions and payments on liquidation or redemption of the Capital Securities, but only to the extent of funds held by the Trust. The guarantees are junior subordinated obligations of the Parent. Distributions to holders of the Capital Securities may be deferred for up to five consecutive years. During any such deferral period the Parent's ability to pay dividends on its common shares will be restricted. The FRB has announced that certain cumulative preferred securities having the characteristics of the Capital Securities qualify as capital, and therefore are included in Tier 1 Capital for bank holding companies. In 2006, the Parent repurchased $5.0 million of Capital Securities in the open market and concurrently the related Debt was redeemed and retired by the Parent. In 2002, the Bank repurchased $68.6 million of Capital Securities in the open market. The Capital Securities held by the Bank were not included in Tier 1 Capital for either the Parent or the Bank. In 2007, the $68.6 million in related Debt was redeemed and retired by the Parent. As of December 31, 2007, a total of $26.4 million in Capital Securities remains outstanding.

In 2006, the Parent issued $25.0 million in privately placed fixed rate notes. Of the $25.0 million in privately placed notes outstanding as of December 31, 2007, $10.0 million matures in four years and bears an interest rate of 6.00% and $15.0 million matures in nine years and bears an interest rate of 6.27%.

Capitalized lease obligations relate to office space at the Company's headquarters. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $0.7 million per year from 2008 to 2012, and are negotiable thereafter.

As of December 31, 2007, future principal payments on long-term debt, excluding capital lease obligations, are expected to be as follows:

(dollars in thousands)	Amount

2008	$–
2009	124,907
2010	50,000
2011	10,000
2012	–
Thereafter	41,425

Total	$226,332

Note 10.        Shareholders' Equity

Regulatory Capital

The table below sets forth the minimum required capital amounts and ratios for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank as of December 31, 2007 and 2006:

(dollars in thousands)	Well Capitalized Minimum Ratio	Company	Bank

As of December 31, 2007:
Shareholders' Equity		$750,255	$751,867
Tier 1 Capital		734,462	723,778
Total Capital		848,219	837,426
Tier 1 Capital Ratio	6%	10.36%	10.22%
Total Capital Ratio	10%	11.96%	11.83%
Leverage Ratio	5%	7.04%	6.94%
As of December 31, 2006:
Shareholders' Equity		$719,420	$731,981
Tier 1 Capital		731,419	738,642
Total Capital		872,963	880,917
Tier 1 Capital Ratio	6%	9.99%	9.91%
Total Capital Ratio	10%	11.92%	11.84%
Leverage Ratio	5%	7.06%	7.01%

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by regulators about the components of regulatory capital, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 and Total Capital. Tier 1 Capital is common shareholders' equity plus qualifying Capital Securities, reduced by certain intangible assets, postretirement benefit liability adjustments, and unrealized gains and losses on available-for-sale investment securities. Total Capital is Tier 1 Capital plus an allowable reserve for credit losses and qualifying subordinated debt. Three capital ratios are used to measure capital adequacy: Tier 1 Capital divided by risk-weighted assets, as defined; Total Capital divided by risk-weighted assets; and the leverage ratio, which is Tier 1 Capital divided by quarterly average total assets.

As of December 31, 2007, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action. There were no conditions or events since December 31, 2007 that management believes have changed the Company or the Bank's capital ratings.

FRB regulations require the Bank to maintain reserve balances based on the amount of deposits held. The required reserve balance of the Bank was $40.7 million and $31.9 million as of December 31, 2007 and 2006, respectively.

Dividends

Dividends paid by the Parent are substantially funded from dividends received from the Bank. The Bank is subject to federal and state regulatory restrictions that limit cash dividends and loans to the Parent. These restrictions generally require advanced approval from the Bank's regulator for payment of dividends in excess of net income for the current calendar year and net income for the prior two calendar years.

Common Stock Repurchase Program

On October 19, 2007, the Parent's Board of Directors increased the authorization under the share repurchase program by an additional $100.0 million. This new authorization, combined with the Parent's previously announced authorizations of $1.55 billion, brought the total authorized repurchase amount to $1.65 billion. Shares repurchased under this program are held in treasury stock for re-issuance in connection with share-based compensation plans and for general corporate purposes. The Parent repurchased 1.9 million shares, 2.5 million shares, and 5.1 million shares during the years ended December 31, 2007, 2006 and 2005, respectively. From the beginning of the share repurchase program in July 2001 through December 31, 2007, the Parent repurchased a total of 44.3 million shares and returned a total of $1.6 billion to its shareholders at an average cost of $35.08 per share. Remaining buyback authority was $94.3 million as of December 31, 2007. From January 1, 2008 through February 20, 2008, the Parent repurchased an additional 0.4 million shares at a total cost of $18.3 million and at an average cost of $47.79 per share. Remaining buyback authority was $76.1 million as of February 20, 2008.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, which is a component of shareholders' equity were as follows:

(dollars in thousands)	Prior Service Credit and Actuarial Gains Related to Postretirement Plan	Actuarial Losses Related to Pension Plans	Net Unrealized Gains (Losses) on Investment Securities	Accumulated Other Comprehensive Loss

Balance, December 31, 2004	$–	$(18,169)	$5,252	$(12,917)
Net change	–	(2,354)	(32,547)	(34,901)

Balance, December 31, 2005	–	(20,523)	(27,295)	(47,818)
Net change	6,958	1,972	(196)	8,734

Balance, December 31, 2006	6,958	(18,551)	(27,491)	(39,084)
Net change	1,689	6,201	26,103	33,993

Balance, December 31, 2007	$8,647	$(12,350)	$(1,388)	$(5,091)

The following table presents the change in accumulated other comprehensive loss, net of tax, related to each component:

(dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax

December 31, 2007:
Net Unrealized Gains on Investment Securities Available-for-Sale Arising During the Year	$34,021	$12,248	$21,773
Reclassification of Unrealized Losses to Retained Earnings to Initially Apply SFAS No. 156	8,248	2,969	5,279
Reclassification of Net Gains on Investment Securities Available-for-Sale Included in Net Income	(1,485)	(536)	(949)

Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	40,784	14,681	26,103
Amortization of Prior Service Credit and Net Actuarial Loss	1,337	481	856
Gains Related to Defined Benefit Plans	10,990	3,956	7,034

Change in Accumulated Other Comprehensive Loss	$53,111	$19,118	$33,993

December 31, 2006:
Net Unrealized Losses on Investment Securities Available-for-Sale Arising During the Year	$(136)	$(49)	$(87)
Reclassification of Net Gains on Investment Securities Available-for-Sale Included in Net Income	(172)	(63)	(109)

Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(308)	(112)	(196)
Adjustment to Initially Apply SFAS No. 158	10,871	3,913	6,958
Change in Minimum Pension Liability Adjustment	2,587	615	1,972

Change in Accumulated Other Comprehensive Loss	$13,150	$4,416	$8,734

December 31, 2005:
Net Unrealized Losses on Investment Securities Available-for-Sale Arising During the Year	$(50,510)	$(18,184)	$(32,326)
Reclassification of Net Gains on Investment Securities Available-for-Sale Included in Net Income	(341)	(120)	(221)

Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(50,851)	(18,304)	(32,547)
Change in Minimum Pension Liability Adjustment	(3,622)	(1,268)	(2,354)

Change in Accumulated Other Comprehensive Loss	$(54,473)	$(19,572)	$(34,901)

Note 11.        Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share for the years ended December 31, 2007, 2006, and 2005:

	Weighted Average Shares

	2007	2006	2005

Denominator for Basic Earnings Per Share	49,033,208	50,176,685	51,848,765
Dilutive Effect of Stock Options	651,794	912,670	1,270,587
Dilutive Effect of Restricted Stock	148,544	89,588	191,464

Denominator for Diluted Earnings Per Share	49,833,546	51,178,943	53,310,816

Stock options to purchase 24,101 shares of common stock as of December 31, 2007 and 2006, and stock options to purchase 258,499 shares of common stock as of December 31, 2005 were outstanding but excluded from the computation of diluted earnings per share as the stock options' exercise prices were in excess of the market price of the Parent's common stock and therefore, were antidilutive.

Note 12.        Business Segments

The Company's business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury. The Company's internal management accounting process measures the performance of the business segments based on the management structure of the Company. This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the Provision, and capital. This process is dynamic and requires certain allocations based on judgment and other subjective factors. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to GAAP. Previously reported results have been reclassified to conform to the current organizational reporting structure.

Retail Banking

The Retail Banking segment offers a broad range of financial products and services to consumers and small businesses. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans. Deposit products include checking, savings, and time deposit accounts. The Retail Banking segment also provides merchant services to its small business customers. Products and services from the Retail Banking segment are delivered to customers through 71 Hawaii branch locations, 409 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), and a 24-hour customer service center and mobile banking service. This segment also offers retail property and casualty insurance products.

Commercial Banking

The Commercial Banking segment offers products including corporate banking and commercial real estate loans, lease financing, auto dealer financing, deposit and cash management products, and property and casualty insurance products. Lending, deposit, and cash management services are offered to middle-market and large companies in Hawaii. Commercial real estate mortgages are focused on customers that include investors, developers, and builders primarily domiciled in Hawaii. The Commercial Banking segment also includes the Company's operations at its 12 branches in the Pacific Islands.

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

Treasury

The primary income earning component of the Treasury segment is its corporate asset and liability management activities, including interest rate risk management and the Bank's foreign exchange business. This segment's assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, funds sold and purchased, government deposits, and short-term and long-term borrowings. The primary sources of noninterest income are from bank-owned life insurance and foreign exchange income related to customer driven currency requests from merchants and island visitors. The net residual effect of transfer pricing of assets and liabilities is included in Treasury, along with eliminations of intercompany transactions.

The other organizational units of the Company (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) provide a wide-range of support to the Company's other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Business Segments Selected Financial Information

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury	Consolidated Total

Year Ended December 31, 2007
Net Interest Income (Loss)	$237,715	$140,235	$22,585	$(5,517)	$395,018
Provision for Credit Losses	12,949	2,576	258	(276)	15,507

Net Interest Income (Loss) After Provision for Credit Losses	224,766	137,659	22,327	(5,241)	379,511
Noninterest Income	106,667	38,134	76,592	19,094	240,487
Noninterest Expense	(172,874)	(83,302)	(67,828)	(11,403)	(335,407)

Income Before Provision for Income Taxes	158,559	92,491	31,091	2,450	284,591
Provision for Income Taxes	(58,668)	(34,050)	(11,504)	3,334	(100,888)

Allocated Net Income	$99,891	$58,441	$19,587	$5,784	$183,703

Total Assets as of December 31, 2007	$4,056,718	$2,712,139	$272,311	$3,431,774	$10,472,942

Year Ended December 31, 2006
Net Interest Income	$231,162	$135,564	$21,864	$14,023	$402,613
Provision for Credit Losses	10,491	1,965	(1)	(1,697)	10,758

Net Interest Income After Provision for Credit Losses	220,671	133,599	21,865	15,720	391,855
Noninterest Income	100,294	35,421	70,413	10,048	216,176
Noninterest Expense	(170,705)	(78,625)	(65,151)	(6,481)	(320,962)

Income Before Provision for Income Taxes	150,260	90,395	27,127	19,287	287,069
Provision for Income Taxes	(55,596)	(42,222)	(10,028)	1,136	(106,710)

Allocated Net Income	$94,664	$48,173	$17,099	$20,423	$180,359

Total Assets as of December 31, 2006	$3,972,919	$2,795,509	$213,506	$3,589,881	$10,571,815

Year Ended December 31, 2005
Net Interest Income	$217,236	$137,323	$21,117	$31,437	$407,113
Provision for Credit Losses	14,151	8,942	(1)	(18,504)	4,588

Net Interest Income After Provision for Credit Losses	203,085	128,381	21,118	49,941	402,525
Noninterest Income	94,684	37,078	68,231	9,321	209,314
Noninterest Expense	(170,232)	(78,258)	(70,582)	(8,570)	(327,642)

Income Before Provision for Income Taxes	127,537	87,201	18,767	50,692	284,197
Provision for Income Taxes	(47,188)	(32,307)	(6,944)	(16,197)	(102,636)

Allocated Net Income	$80,349	$54,894	$11,823	$34,495	$181,561

Total Assets as of December 31, 2005	$3,891,156	$2,443,235	$228,903	$3,623,744	$10,187,038

Note 13.        Employee Benefits

The Company has a defined contribution plan, two defined benefit plans, and a postretirement benefit plan.

Defined Contribution Plan

The Bank of Hawaii Retirement Savings Plan (the "Savings Plan") has three Company contribution components in addition to employee contributions: 1) 401(k) matching; 2) a 3% fixed amount based on eligible compensation; and 3) a discretionary value-sharing contribution.

Under the 401(k) matching component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company makes matching contributions on behalf of participants equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants' eligible compensation, and $0.50 for every $1.00 contributed by participants over 2%, up to 5% of the participants' eligible compensation. A 3% fixed contribution and a discretionary value-sharing contribution, that is linked to the Company's financial goals, are made regardless of whether the participating employee contributes to the Savings Plan and are invested in accordance with the participant's selection of investment options available under the Savings Plan. The Company also has a non-qualified savings plan which covers certain employees with compensation exceeding IRS limits on pay amounts usable in the allocations of Savings Plan benefits. Total expense under all Savings Plan components was $10.7 million, $11.5 million, and $12.4 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Defined Benefit Plans

The Company has two defined benefit plans (the "Pension Plans"). In 1995, the Company froze its non-contributory, qualified defined benefit retirement plan (the "Retirement Plan") and excess retirement plan (the "Excess Plan"), which covered employees of the Company and participating subsidiaries who met certain eligibility requirements. Beginning January 1, 2001, the Retirement Plan no longer provided for compensation increases in the determination of benefits. The projected benefit obligation is equal to the accumulated benefit obligation due to the frozen status of the plans.

Retirement Plan assets primarily consist of a collective investment fund and marketable securities including equity securities, U.S. government treasury and agency securities, corporate bonds, and money market and mutual funds. The assets of the Retirement Plan include investments in a Bank of Hawaii collective investment fund and securities of related parties (Pacific Capital Funds family of mutual funds). The Asset Management Group of the Bank, an SEC registered investment adviser, serves as investment advisor to the Pacific Capital Funds family of mutual funds. The Bank manages the Bank of Hawaii collective investment fund. The fair value of Retirement Plan assets managed by related parties were $27.3 million and $24.3 million as of December 31, 2007 and 2006, respectively.

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries with compensation exceeding IRS limits on pay amounts applicable to the Retirement Plan's benefit formula. The Excess Plan has no plan assets. The Excess Plan's projected benefit obligation, accumulated benefit obligation, and accrued benefit liability each were $5.1 million and $5.8 million as of December 31, 2007 and 2006, respectively.

Postretirement Benefit Plan

The Company's postretirement benefit plan provides retirees with life, dental, and medical insurance coverage. The retiree life insurance benefit for participants who retired after 2003 was terminated as of December 31, 2003. For eligible participants that retired between the ages of 62 and 64, the Company and retiree shared in the cost of providing postretirement benefits where both the employer and former employees pay a portion of the premium. Eligible participants that retired before age 62 continued on the Company's benefit plans, but pay for their full premiums. Most employees of the Company who have met certain eligibility requirements are covered by this plan. The Company amended the postretirement medical plan for employees who as of December 31, 2008 will not yet be retired and will not yet be: 1) at least 55 years old with at least 10 years of service, with at least 70 years of combined age and service; or 2) at least 65 years old with at least 5 years of service, with at least 70 years of combined age and service. The plan amendment provides for eligible participants, a Health Reimbursement Account ("HRA") in which most retirees receive an initial credit of $500 with a 3% annual increase capped at $1,000 for each year of service. Thereafter, an annual individual credit of $300, or $600 if married, with a 3.0% annual increase until reaching a maximum of $600 for an individual, or $1,200 if married, is provided into the HRA. The retiree may use the HRA for medical, vision, prescription drug and dental premiums, co-payments, and medically necessary health care expenses that are not covered by any medical or dental insurance program or flexible health spending account. The impact of this amendment eliminated the remaining unrecognized transition obligation and established an unrecognized prior service credit which was reported in accumulated other comprehensive loss in accordance with SFAS No. 158 as of December 31, 2006. As of December 31, 2007 and 2006, the Company had no segregated assets to provide for postretirement benefits.

The following table sets forth the change in benefit obligation, change in fair value of plan assets, and the funded status recognized in the Company's Consolidated Statements of Condition for the Pension Plans and postretirement benefit plan for the years ended December 31, 2007 and 2006.

	Pension Benefits		Postretirement Benefits

(dollars in thousands)	2007	2006	2007	2006

Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$85,239	$82,743	$27,095	$35,054
Service Cost	–	–	548	1,077
Interest Cost	4,894	4,740	1,573	1,834
Plan Amendments	–	–	(188)	(5,882)
Actuarial (Gain) Loss	(10,086)	690	(2,954)	(3,818)
Employer Benefits Paid [1]	(3,154)	(2,934)	(990)	(1,170)

Benefit Obligation at End of Year	$76,893	$85,239	$25,084	$27,095

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$64,025	$59,924	$–	$–
Actual Return on Plan Assets	3,385	6,390	–	–
Employer Contributions	7,737	645	990	1,170
Employer Benefits Paid	(3,154)	(2,934)	(990)	(1,170)

Fair Value of Plan Assets at End of Year	$71,993	$64,025	$–	$–

Funded Status at End of Year	$(4,900)	$(21,214)	$(25,084)	$(27,095)

1
Participants' contributions relative to the postretirement benefit plan are offset against employer benefits paid in the above table. For the years ended December 31, 2007 and 2006, participants' contributions for postretirement benefits were $1.2 million and $1.1 million, respectively.

The following presents the amounts recorded in accumulated other comprehensive loss, net of tax, that have yet to be recognized as a component of net periodic benefit cost for the Company's Pension Plans and postretirement benefit plan.

	Pension Benefits	Postretirement Benefits

(dollars in thousands)	December 31, 2007

Amounts Recognized in Accumulated Other Comprehensive Loss (Net of Tax)
Prior Service Credit	$–	$(1,500)
Net Actuarial Loss (Gain)	12,350	(7,147)

Total Amounts Recognized in Accumulated Other Comprehensive Loss, Net of Tax	$12,350	$(8,647)

Components of net periodic benefit cost for the Pension Plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2007, 2006, and 2005.

	Pension Benefits			Postretirement Benefits

(dollars in thousands)	2007	2006	2005	2007	2006	2005

Components of Net Periodic Benefit Cost:
Service Cost	$–	$–	$–	$548	$1,077	$1,055
Interest Cost	4,894	4,740	4,502	1,573	1,834	1,868
Expected Return on Plan Assets	(5,622)	(5,044)	(4,735)	–	–	–
Amortization of:
Unrecognized Transition Obligation	–	–	–	–	586	586
Amortization of Prior Service Credit	–	–	–	(213)	–	–
Recognized Net Actuarial Losses (Gains)	1,841	1,931	1,709	(291)	(241)	(207)

Net Periodic Benefit Cost	$1,113	$1,627	$1,476	$1,617	$3,256	$3,302

The estimated net actuarial loss for the Pension Plans that is expected to be amortized from accumulated other comprehensive loss into net period benefit cost for the year ending December 31, 2008 is $1.1 million. The estimated net gain and prior service credit for the postretirement plan that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost for the year ending December 31, 2008 is $0.6 million and $0.2 million, respectively.

Assumptions used to determine the benefit obligations as of December 31, 2007 and 2006 for the Pension Plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits

	2007	2006	2007	2006

Weighted Average Assumptions as of December 31:
Discount Rate	6.85%	5.80%	6.85%	5.80%
Health Care Cost Trend Rate Assumed For Next Year	–	–	6.50%	7.50%

The health care cost trend rate is assumed to decrease annually, until reaching the ultimate trend rate of 5% in 2010.

Assumptions used to determine the Company's net periodic benefit cost for the Pension Plans and postretirement benefit plan for years ended December 31, 2007, 2006, and 2005 were as follows:

	Pension Benefits			Postretirement Benefits

	2007	2006	2005	2007	2006	2005

Weighted Average Assumptions as of December 31:
Discount Rate	5.80%	5.75%	6.00%	5.80%	5.75%	6.00%
Expected Return on Plan Assets	8.50%	8.50%	8.50%	–	–	–
Health Care Cost Trend Rate	–	–	–	7.50%	8.00%	9.00%

A one percent change in the health care cost trend rate assumption (with all other assumptions remaining constant) would impact the service and interest cost components of the net periodic postretirement benefit cost and the postretirement benefit obligation for the year ended December 31, 2007 as follows:

Sensitivity Analysis

(dollars in thousands)	One Percent Increase	One Percent Decrease

Effect on the Total of Service and Interest Cost Components of Net Periodic Postretirement Benefit Cost	$41	$(37)
Effect on the Postretirement Benefit Obligation	559	(494)

The Company expects to contribute $0.7 million to the Pension Plans and $1.1 million to the postretirement benefit plan in the year ending December 31, 2008.

As of December 31, 2007, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits

2008	$3,403	$1,067
2009	3,749	1,171
2010	3,899	1,277
2011	4,352	1,409
2012	4,734	1,568
Years 2013-2017	29,874	9,236

The Benefit Plans Committee of the Company provides oversight of the Retirement Plan's investment objective, which is to provide its participants with retirement income and to assist retirees in coping with inflation. To achieve this goal, the Benefit Plans Committee seeks a return on investment that will enhance the purchasing power of the principal amount of these assets over the long-term through capital appreciation and reinvestment of income. The Benefit Plans Committee seeks a compounded annual total rate of return greater than the return of the "Market Index" or 400 basis points above the return of 90-day U.S. Treasury Bills, whichever is higher, on a trailing three-year basis. The "Market Index" is composed of 60% S&P 500 Index, 15% Russell 2000 Index, and 25% Lehman Brothers Government/Corporate Bond Index. The Benefit Plans Committee also seeks to protect the Retirement Plan assets through prudent asset allocation, manager selection, and periodic review. Investments in equity and fixed income securities are diversified in a way that is consistent with the risk tolerance and investment objective of the Retirement Plan. The allocation of the Retirement Plan assets by major category, based upon their relative fair values, as of December 31, 2007 and 2006 were as follows:

	Percentage of Plan Assets as of December 31,
			Target Allocation
Asset Category	2007	2006

Equities	69%	77%	50%-80%
Bonds	20	21	25%-40%
Cash and Cash Equivalents	11	2	0%-50%

Total	100%	100%

The Retirement Plan's investments in funds managed by the Bank as of December 31, 2007 and 2006 were as follows:

	2007
			Number of Shares		Fair Value
	Number of Shares	Dividends Earned
(dollars in thousands)			Purchased	Sold	2007	2006

Pacific Capital Cash Assets Trust	64,301	$3	1,299,447	(1,307,519)	$64	$72
Pacific Capital High Grade Core Fixed Income Fund	1,319,565	664	61,491	–	14,476	13,612
Pacific Capital Small-Cap Fund	244,877	598	39,376	–	3,695	3,861
Pacific Capital Growth Stock Fund	498,286	15	1,439	–	5,112	4,765
Pacific Capital Mid-Cap Fund	383,564	438	209,722	–	3,951	1,994

Total	2,510,593	$1,718	1,611,475	(1,307,519)	$27,298	$24,304

Note 14.        Share-Based Compensation

As described in Note 1, the Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. Pro forma information for the year ended December 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123, is as follows:

(dollars in thousands, except per share data)		Year Ended December 31, 2005

Net Income, As Reported		$181,561
Add:	Equity-Based Employee Compensation Expense Included in Reported Net Income, Net of Tax	2,731
Less:	Total Equity-Based Employee Compensation Expense Determined Under Fair Value Method For All Stock Option Awards, Net of Tax	(7,132)

Net Income, Pro Forma		$177,160

Earnings Per Share:
	Basic-as reported	$3.50
	Basic-pro forma	3.42
	Diluted-as reported	3.41
	Diluted-pro forma	3.32

The adoption of SFAS No. 123(R) on January 1, 2006 did not have a material impact on the Company's income before provision for income taxes and net income. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options and the vesting of restricted stock as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those stock options and restricted stock to be reported as financing cash flows. A tax benefit of $3.5 million and $7.6 million was classified as financing cash flows for the year ended December 31, 2007 and 2006, respectively.

For share-based compensation recognized for the year ended December 31, 2006, as a result of the adoption of SFAS No. 123(R), as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R), the Company used a Black-Scholes option pricing model for estimating the fair value of stock options granted. There were no stock options granted in 2007. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2006	2005

Weighted Average Fair Value of Options
Granted During the Year	$11.99	$10.39
Stock Options Granted During the Year	24,101	278,126
Assumptions:
Average Risk Free Interest Rate	4.92%	4.32%
Average Expected Volatility	22.07%	22.07%
Expected Dividend Yield	2.73%	2.80%
Expected Life	5.6 years	5.6 years

Expected volatilities are based on the historical volatility of the Parent's common stock over the expected term of the options, excluding the interim years 2000-2003. The Company uses historical data to estimate option exercise and employee termination within the option pricing model. The expected term of stock options granted is derived from the output of the option pricing model and represents the period of time that stock options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the date of grant.

The method of estimating the average expected volatility was changed in 2005 to consider the change in daily market price of the Parent's common stock over the expected term of the stock options, excluding the interim years 2000-2003. During this excluded period, the Company divested most of its foreign and U.S. mainland operations in addition to outsourcing its information technology systems. The volatility during that period was not considered representative of the Company's normal volatility measure. The change in the volatility assumption resulted in a decrease in the stock option fair value.

Employee and director share-based compensation expense recognized for stock options and restricted stock was $5.7 million, $5.0 million, and $4.6 million for the years ended December 31, 2007, 2006, and 2005, respectively. The related income tax benefit recognized was $2.5 million, $2.1 million, and $2.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Director Stock Compensation Program

The Company has a Director Stock Compensation Program that allows for annual grants of shares of restricted common stock ("Restricted Shares") to each non-employee director. The Restricted Shares vest after three years or upon death or disability, if earlier. The Restricted Shares are generally not transferable. The total number of shares authorized for awards under the Director Stock Compensation Program was 471,900 as of December 31, 2007.

Prior to 2007, the Company also issued stock options to each non-employee director. Stock options granted in 2006 and 2005 vest ratably over three years and expire at the earliest of 1) three months after termination of the director's membership on the Parent or Bank's Board of Directors for any reason other than death or disability; 2) one year after termination of the director's membership on the Parent or Bank's Board of Directors due to death or disability; or 3) ten years after the date of grant. The Company recognizes directors' fees, measured as the fair value of the equity award on the date of grant, on a straight-line basis over the vesting period.

Stock options granted prior to 2005 are immediately exercisable and expire ten years from the date of grant. However, the shares received upon exercise of the stock options ("Option Shares") are restricted. The restriction period for both Restricted Shares and Option Shares continues as long as the director remains a member of the Parent or Bank's Board of Directors. If an optionee ceases to serve as a director prior to the end of his or her term, for any reason other than death, disability or change in control of the Company, the Option Shares will be redeemed by the Company at the exercise price and any unexercised options and Restricted Shares will be forfeited.

As of December 31, 2007, there were 203,471 stock options and 53,265 Restricted Shares outstanding under this program.

Employee Stock Option Plans

The Company's employee stock option plans are shareholder approved and administered by the Compensation Committee of the Board of Directors. Awards under the employee stock option plans may include stock options, stock appreciation rights, restricted stock, and restricted stock units. The total number of shares authorized for awards under the 2004 Employee Stock Option Plan was 1.7 million as of December 31, 2007.

Stock Options

Stock options provide grantees the option to purchase shares of common stock at a specified exercise price and, generally, expire ten years from the date of grant. Stock option grants include incentive and nonqualified stock options whose vesting may be based on a service period and/or Company performance measures. Generally, options granted prior to December 2005 had vesting terms of one or three years. Options granted in December 2005 and in prior years were fully vested as of December 31, 2005. The exercise prices were equal to the fair value of the shares on the dates the options were granted. The Company recognizes compensation expense, measured as the fair value of the stock option on the date of grant, on a straight-line basis over the vesting period. No stock options were granted to employees in 2007 and 2006.

In December 2005, the Company vested all employee stock options. The stock options would have vested in future periods based on completion of service. Upon accelerated vesting, no share-based compensation expense related to these stock options was required in future periods. The accelerated vesting resulted in an expense of approximately $117,000 for the year ended December 31, 2005.

The following table presents the activity related to stock options under all plans for the year ended December 31, 2007.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Stock Options Outstanding at January 1, 2007	2,138,615	$31.03
Exercised	(458,523)	29.12
Expired	(2,178)	37.08

Stock Options Outstanding at December 31, 2007	1,677,914	31.55	4.8	$32,950

Stock Options Vested and Exercisable at December 31, 2007	1,654,994	31.26	4.8	32,924

The following table presents the intrinsic value (the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on the exercise date) of stock options exercised, cash received from stock options exercised, and the tax benefits realized for deductions related to stock options exercised for the years ended December 31, 2007, 2006, and 2005.

(dollars in thousands)	2007	2006	2005

Intrinsic value of stock options exercised	$10,806	$21,918	$32,718
Cash received from stock options exercised	13,523	24,074	26,136
Tax benefits realized for deductions related to stock options exercised	3,197	6,397	9,284
Total fair value of options vested	162	66	10,125

The Company reissues treasury stock to satisfy stock option exercises.

Restricted Stock

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid on the Restricted Stock. Generally, Restricted Stock vests over periods ranging from three to ten years from the date of grant, although accelerated vesting was provided for in certain grants, based on the attainment of defined Company performance measures. The Company recognizes compensation expense, measured as the quoted market price of the Restricted Stock on the date of grant, on a straight-line basis over the vesting period for service period vesting, plus additional recognition of the costs associated with accelerated vesting based upon projected attainment of Company performance measures. Restricted Stock is forfeited if an employee terminates prior to vesting.

As of December 31, 2007, unrecognized compensation cost related to unvested Restricted Stock was $9.6 million. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.7 years.

The grant date fair value of restricted stock that vested and the weighted average grant date fair value of restricted stock granted are presented in the following table for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005

Grant Date Fair Value of Restricted Stock Vested During the Year (in thousands)	$3,906	$4,339	$5,168
Weighted Average Grant Date Fair Value of Restricted Stock Granted During the Year	52.12	53.38	50.42

The following table presents the activity for Restricted Stock for the year ended December 31, 2007.

	Number of Shares	Weighted Average Grant- Date Fair Value

Unvested as of December 31, 2006	240,567	$44.07
Granted	214,750	52.12
Vested	(90,286)	43.27
Forfeited	(51,214)	49.50

Unvested as of December 31, 2007	313,817	$49.03

Restricted Stock Units

A Restricted Stock Unit ("RSU") entitles grantees to a cash payment based upon the fair value of the Parent's common stock at the time the award vests. During the vesting period, the participant is entitled to dividend equivalent payments equal to dividends declared on the Parent's common stock. Expenses associated with RSUs are considered share-based compensation expense and are recognized over the vesting period. The RSUs granted in 2007 were based upon achieving certain performance objectives which were met, resulting in the vesting of that grant. The RSUs granted in 2003 were based on the achievement of certain performance objectives, 50% of the grant vested on April 30, 2004 and the remaining 50% vested on March 31, 2005. For certain grantees, the original award was supplemented with additional RSUs after the original vesting period, based upon the achievement of certain additional performance objectives. Total expense recognized for RSUs was $1.0 million, $0.6 million, and $1.8 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The following table presents the activity for RSUs for the years ended December 31, 2007, 2006, and 2005.

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value [1]

Balance as of December 31, 2004	114,000	$36.76
Vested	(97,500)		$4,601,250
Forfeited	(1,500)	43.72

Balance as of December 31, 2005	15,000	43.72
Granted	7,500	51.13
Vested	(22,500)		1,204,275

Balance as of December 31, 2006	–
Granted	20,000	51.14
Vested	(20,000)	51.14	1,022,800

Balance as of December 31, 2007	–	$–	$–

1
Represents the value of Bank of Hawaii Corporation common stock on the date that the restricted stock unit vested.

Payments made related to RSUs were approximately $2.3 million and $3.1 million for the years ended December 31, 2006 and 2005, respectively. No payments were made in year ended December 31, 2007, however, $1.0 million was paid in January 2008 related to RSUs that vested in 2007.

Note 15.        Income Taxes

Provision for Income Taxes

The components of the Company's provision for income taxes for the years ended December 31, 2007, 2006, and 2005 were as follows:

(dollars in thousands)	2007	2006	2005

Current:
Federal	$72,967	$70,710	$71,414
State	6,449	8,378	12,527
Foreign	4,865	4,778	5,278

Total Current	84,281	83,866	89,219

Deferred:
Federal	9,491	17,671	8,357
State	7,116	5,173	5,060

Total Deferred	16,607	22,844	13,417

Provision for Income Taxes [1]	$100,888	$106,710	$102,636

1
The tax effects of fair value adjustments on investment securities available-for-sale, the minimum pension liability adjustment, and tax benefits related to stock options are recorded directly in consolidated shareholders' equity as a component of accumulated other comprehensive loss. The net tax charge (benefit) recorded directly to consolidated shareholders' equity was $(18.7) million, $(11.1) million, and $9.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Deferred Tax Liabilities and Assets

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 and 2006 were as follows:

(dollars in thousands)	2007	2006

Deferred Tax Liabilities:
Accrued Pension Cost	$(4,773)	$(6,246)
Federal Home Loan Bank Stock	(10,271)	(10,271)
Lease Transactions	(206,302)	(329,839)
Other	(3,752)	(3,816)

Gross Deferred Tax Liabilities	(225,098)	(350,172)
Deferred Tax Assets:
Accelerated Depreciation	10,004	16,864
Allowance for Loan and Lease Losses	25,052	26,498
Minimum Pension Liability	3,047	6,103
Net Unrealized Losses on Investments Securities Available-for-Sale	1,336	15,463
Accrued Expenses	11,173	19,700
Postretirement Benefits	15,180	15,517
Other	3,649	11,808

Gross Deferred Tax Assets	69,441	111,953

Net Deferred Tax Liabilities	$(155,657)	$(238,219)

For financial statement purposes, no deferred tax liability was recorded for income taxes related to the Allowance that arose in tax years beginning before December 31, 1987. Such tax related Allowances were $18.2 million as of December 31, 1987. If these amounts are used for purposes other than to absorb loan and lease losses, they will be subject to federal income taxes at the then applicable income tax rates.

Management believes that a valuation reserve is not required for the Company's deferred tax assets as it is more likely than not that these assets will be realized through future reversals of existing taxable temporary differences, and to a lesser extent, future taxable income and tax planning strategies.

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005

Statutory Federal Income Tax Rate	35.00%	35.00%	35.00%
Increase (Decrease) in Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	3.28	3.42	4.15
Liability Adjustment	–	(0.91)	–
Foreign Tax Credits	(1.12)	–	(3.38)
Low Income Housing Investments	(0.15)	(0.23)	(0.22)
Bank-Owned Life Insurance	(0.96)	(0.74)	(0.74)
Leveraged Leases	(0.30)	1.06	1.27
Other	(0.30)	(0.43)	0.03

Effective Tax Rate	35.45%	37.17%	36.11%

LILO and SILO Transactions

As noted in Note 1, the Company reached an agreement with the IRS to effectively settle the matter related to the LILO transaction in June 2007. The effective settlement with the IRS resulted in a change in the timing of projected cash flows from the LILO transaction. With the effective settlement of the LILO transaction at a disallowance percentage of less than its original estimate, the Company recalculated the total and periodic income from the LILO transaction from the inception of the lease through June 30, 2007. In June 2007, the Company recorded a $1.5 million credit, which was comprised of a $1.1 million credit to lease financing interest income and a $0.4 million net credit to the provision for income taxes, as a result of the June 2007 change in the disallowance assumption. The Company expects to finalize the settlement of the LILO transaction with the IRS and adjust related asset and liability accounts in 2008. The Company is currently appealing issues raised by the IRS in the examination of its income tax returns filed for 1999 through 2002 related to the Company's five SILO transactions. As of December 31, 2007, the IRS continues to review the Company's SILO transactions.

FIN 48 and Unrecognized Tax Benefits

FIN 48 requires the Company to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority. If the Company determines that the likelihood of a tax position being accepted is greater than 50%, but less than 100%, the Company records a liability for UTBs in the amount it believes may be disallowed by the taxing authority. The following presents a reconciliation of the Company's UTBs as of January 1, 2007 and December 31, 2007:

(dollars in thousands)

Unrecognized Tax Benefits at Beginning of Year	$130,600
Gross Increases, Related to Tax Positions Taken in a Prior Period	600
Settlements with Taxing Authorities	(770)

Unrecognized Tax Benefits at End of Year	$130,430

As of January 1, 2007, of the $130.6 million in the Company's liability for UTBs, $29.3 million was related to UTBs that if reversed would have an impact on the Company's effective tax rate. As of December 31, 2007, of the $130.4 million in the Company's liability for UTBs, $29.1 million was related to UTBs that if reversed would have an impact on the Company's effective tax rate.

With respect to the Company's appeals of its five SILO transactions, it is reasonably possible that the amount of the liability for UTBs may decrease if facts and circumstances related to the IRS appeals change within the next twelve months. However, management is currently not able to estimate a range of possible change in the amount of the liability for UTBs recorded as of December 31, 2007.

The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes. For the year ended December 31, 2007, the Company recorded a net credit of $0.2 million for interest and penalties through the provision for income taxes. As of January 1, 2007 and December 31, 2007, the Company had accrued $21.7 million and $21.5 million, respectively, for the payment of possible interest and penalties.

The IRS is currently in the process of examining income tax returns filed for 2003 and 2004. The State of Hawaii is currently in the process of examining income tax returns filed for 2003 and 2004.

Tax Increase Prevention and Reconciliation Act

In May 2006, the Tax Increase Prevention and Reconciliation Act was enacted by Congress effective January 1, 2007, which resulted in the repeal of the exclusion from federal income taxation of a portion of the income from foreign sales corporations. The Company had two leveraged leases that were affected by this change in tax law. SFAS No. 13 requires that the cumulative-effect of a change in a significant assumption affecting the net income recorded over the entire term of a lease, such as a change in tax law, be recognized as a cumulative adjustment to the lease in the period in which the change occurs. Accordingly, in 2006, the Company recorded an $8.8 million charge to reflect the cumulative-effect of the change in tax law. This charge included a $0.6 million reduction of lease interest income and an increase of $8.2 million to the provision for income taxes.

Note 16.        Derivative Financial Instruments

The derivative financial instruments identified and recorded at fair value as of December 31, 2007 and 2006 were as follows:

	Notional Amount	Fair Value	Notional Amount	Fair Value
(dollars in thousands)	2007		2006

Foreign Exchange Contracts	$106,189	$275	$195,151	$(647)
Forward Commitments	27,197	(46)	27,225	177
Interest Rate Lock Commitments	24,139	110	19,806	(40)
Interest Rate Swap Agreements	301,431	–	39,350	–

The Company is a party to derivative financial instruments in the normal course of its business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest and foreign exchange rates. These financial instruments have been limited to foreign exchange contracts, forward commitments, interest rate lock commitments, and interest rate swap agreements.

Derivative financial instruments are required to be carried at fair value on the Company's Consolidated Statements of Condition. As of December 31, 2007 and 2006, the Company did not designate any derivative financial instruments as fair value, cash flow, or net investment in foreign operations hedges. The Company's free-standing derivative financial instruments have been recorded at fair value on the Company's Consolidated Statements of Condition.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers. Changes in the fair value of foreign exchange contracts are included in fees, exchange, and other service charges in the Consolidated Statements of Income.

The Company also enters into forward commitments for the future delivery of residential mortgage loans to reduce interest rate risk associated with loans held for sale and interest rate lock commitments to fund loans at a specified interest rate. The forward commitments and interest rate lock commitments are free-standing derivatives which are carried at fair value with changes in fair value recorded in the mortgage banking component of noninterest income. At inception, the Company recognizes a zero fair value for its forward commitments and interest rate lock commitments. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and passage of time.

All of the Company's interest rate swap agreements as of December 31, 2007 and 2006 were to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third parties.

As with any financial instrument, derivative financial instruments have inherent risks. Adverse changes in interest rates, foreign exchange rates, and equity prices affect the Company's market risks. The market risks are balanced with the expected returns to enhance earnings performance and shareholder value, while limiting the volatility of each. The Company uses various processes to monitor its overall market risk exposure, including sensitivity analysis, value-at-risk calculations, and other methodologies.

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

Note 17.        Commitments and Contingencies

The Company's credit commitments as of December 31, 2007 were as follows:

(dollars in thousands)	Total

Unfunded Commitments to Extend Credit	$2,593,574
Standby Letters of Credit	94,769
Commercial Letters of Credit	27,905

Total Credit Commitments	$2,716,248

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The Company holds cash and deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $28.1 million secured certain specifically identified standby and commercial letters of credit as of December 31, 2007. As of December 31, 2007, the standby and commercial letters of credit had remaining terms ranging from one month to three years.

Lease Commitments

The Company leases certain branch premises and equipment with lease terms extending through 2036. The Company's headquarters' building lease term is through 2052. Most of the leases for premises provide for a base rent over a specified period with renewal options thereafter. Portions of certain properties are subleased for periods expiring in various years through 2014. Lease terms generally specify that the Company is to pay for taxes, maintenance, and other operating costs.

Future minimum payments for capital leases and non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2007:

(dollars in thousands)	Capital Leases	Operating Leases

2008	$665	$15,155
2009	665	13,439
2010	665	11,590
2011	665	10,923
2012	665	9,353
Thereafter	26,582	135,787

Total Future Minimum Lease Payments	29,907	$196,247

Amounts Representing Interest	(20,868)

Present Value of Net Minimum Lease Payments	$9,039

Minimum future rentals receivable under subleases for non-cancelable operating leases were $11.4 million as December 31, 2007.

Rental expense for all operating leases for the years ended December 31, 2007, 2006 and 2005 is presented below:

(dollars in thousands)	2007	2006	2005

Minimum Rentals	$17,233	$17,067	$16,801
Sublease Rental Income	(2,658)	(2,183)	(2,533)

Total	$14,575	$14,884	$14,268

Technology Services Contract

The Company has a contract with a vendor to provide for technology services related to the Company's core systems and applications. Under the technology services contract, the Company incurred expenses of $11.0 million, $9.9 million, and $9.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company's actual payments under the contract will depend, in part, upon future transaction volumes. Based upon the estimated future transaction volumes, estimated payments in future years (through 2014) are as follows:

(dollars in thousands)	Amount

2008	$11,086
2009	11,165
2010	11,225
2011	11,293
2012	11,364
Thereafter	22,952

Total	$79,085

Contingencies

On October 3, 2007, Visa, Inc. ("Visa") announced that it had completed restructuring transactions in preparation for its initial public offering ("IPO"), expected to occur in the first quarter of 2008. As part of this restructuring, the Company received approximately 0.9 million shares of restricted Class USA stock of Visa in exchange for the Company's membership interests. A portion of these shares may be redeemed in connection with the proposed IPO with the remaining shares converted to Class B shares which will be restricted for a period of three years after the IPO or upon settlement of litigation claims, whichever is later. The Company did not recognize a gain or loss upon receipt of the Class USA shares of Visa. If the IPO is completed as planned, the Company may realize a gain upon the redemption, sale, or release of transfer restrictions of the Class B shares. Management cannot estimate the amount of this contingent gain or the timing of its recognition. Visa is expected to apply a portion of the proceeds from the IPO to fund an escrow account to cover litigation judgments and settlements that are discussed below.

On November 7, 2007 Visa announced that it had reached an agreement with American Express related to its claim that Visa and its member banks had illegally blocked American Express from the bank-issued card business in the United States. The Company was not a named defendant in the lawsuit and, therefore was not directly liable for any amount of the settlement. However, according to an interpretation of Visa's by-laws, the Company and other Visa U.S.A., Inc. (a wholly-owned subsidiary of Visa) members are obligated to indemnify Visa for certain losses, including the settlement of the American Express matter. The Company's indemnification obligation is limited to its proportionate interest in Visa U.S.A., Inc. Based on the announced settlement amount and the Company's proportionate interest in Visa U.S.A., Inc., a liability and charge to other noninterest expense of $4.3 million was established and recorded as of and for the year ended December 31, 2007. Although an interpretation of Visa's by-laws could require the Company to fund this amount to Visa, it is anticipated that the proceeds from the IPO, will be used to settle this matter with American Express.

Other litigation covered by the Company's indemnification of Visa and expected to be settled from the escrow account include: 1) a lawsuit filed by Discover Financial Services, Inc. claiming that Visa prevented banks from issuing payment cards on the Discover network; 2) class action lawsuits filed on behalf of merchants who accept payment cards against Visa U.S.A., Inc. claiming that the setting of interchange is unlawful, among other claims; and 3) a consumer class action lawsuit against Visa U.S.A., Inc., Visa International, and MasterCard alleging unfair competition. The Company recorded a liability and a charge to other noninterest expense of $1.3 million related to the Discover Financial Services, Inc. lawsuit as of and for the year ended December 31, 2007. Management cannot reasonably estimate the liability to Visa, if any, for the costs of additional lawsuits as of December 31, 2007.

In addition to the Visa litigation, the Company is subject to various other pending and threatened legal proceedings arising out of the normal course of business or operations. Based on current knowledge, and after consultation with legal counsel, management believes current reserves determined in accordance with GAAP are adequate and the amount of an incremental liability arising from these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations.

Note 18.        Fair Values of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. When possible, fair values are measured based on quoted market prices for the same or comparable instruments. Because many of the Company's financial instruments lack an available market price, management must use its best judgment in estimating the fair value of those instruments based on present value or other valuation techniques. Such techniques are significantly affected by estimates and assumptions, including the discount rate, future cash flows, economic conditions, risk characteristics, and other relevant factors. These estimates are subjective in nature and involve assumptions and, therefore, cannot be determined with precision. Many of the derived fair value estimates cannot be substantiated by comparison to independent markets and could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents

The carrying amounts reported in the Consolidated Statements of Condition for cash and short-term investments approximated the fair value of these assets.

Investment Securities

Fair values of investment securities were based on quoted market prices, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments.

Loans and Leases

Fair values of loans and leases were determined by discounting the expected future cash flows of pools of loans with similar characteristics. Loans were first segregated by type such as commercial, real estate, and consumer, and were then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

Deposit Liabilities

Fair values of noninterest-bearing and interest-bearing demand deposits and savings deposits were equal to the amount payable on demand (i.e., their carrying amounts) because these products have no stated maturity. Fair values of time deposits were estimated using discounted cash flow analyses. The discount rates used were based on rates currently offered for deposits with similar remaining maturities.

Short-Term Borrowings

The carrying amounts of funds purchased, commercial paper, securities sold under agreements to repurchase, and other short-term borrowings approximated their fair values.

Long-Term Debt

Fair values of long-term debt were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowings.

Financial Instruments

Fair values of financial instruments where the contract amounts represent credit risk (e.g., unfunded commitments to extend credit, and standby and commercial letters of credit) were based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing and current settlement values or quoted market prices of comparable instruments.

Fair values of financial instruments where the notional or contract amounts exceeded the amount of credit risk (e.g., foreign exchange contracts, forward commitments, interest rate lock commitments, and interest rate swap agreements) were based on quoted market prices or a discounted cash flow analyses.

The following presents the book or notional amounts and fair values of the Company's financial instruments as of December 31, 2007 and 2006:

	2007		2006

(dollars in thousands)	Book or Notional Value	Fair Value	Book or Notional Value	Fair Value

Financial Instruments – Assets
Loans and Leases [1]	$6,502,204	$6,619,070	$6,544,111	$6,548,110
Investment Securities [2]	2,857,937	2,850,834	3,012,175	2,958,596
Other Financial Assets [3]	106,790	106,790	143,622	143,622
Financial Instruments – Liabilities
Deposits	7,942,372	7,944,922	8,023,394	8,016,941
Short-Term Borrowings [4]	1,115,167	1,115,167	1,119,022	1,119,022
Long-Term Debt [5]	226,332	235,346	251,279	257,889
Financial Instruments – Off-Balance Sheet
Financial Instruments Whose Contract Amounts Represent Credit Risk:
Unfunded Commitments to Extend Credit	2,593,574	5,771	2,707,192	6,530
Standby Letters of Credit	94,769	42	69,596	38
Commercial Letters of Credit	27,905	18	22,124	17
Financial Instruments Whose Notional or Contract Amounts Exceed the Amount of Credit Risk:
Foreign Exchange Contracts	106,189	275	195,151	(647)
Forward Commitments	27,197	(46)	27,225	177
Interest Rate Lock Commitments	24,139	110	19,806	(40)
Interest Rate Swap Agreements	301,431	–	39,350	–
1
Comprised of loans held for sale and loans and leases, net of unearned income and the Allowance.

2
Comprised of investment securities available-for-sale and held-to-maturity.

3
Comprised of interest-bearing deposits, funds sold, FRB and FHLB stock, and other financial instruments included in other assets.

4
Comprised of securities sold under agreements to repurchase, funds purchased, commercial paper, and other short-term borrowings.

5
Excludes capitalized lease obligations.

Note 19.        Bank of Hawaii Corporation Financial Statements

Condensed financial statements of the Parent were as follows:

Condensed Statements of Income

	Year Ended December 31,
(dollars in thousands)	2007	2006	2005

Income
Dividends From Bank of Hawaii	$175,003	$162,079	$172,767
Interest Income From Subsidiaries	2,887	1,748	1,573
Other Income (Loss)	485	124	(296)

Total Income	178,375	163,951	174,044

Interest Expense
Commercial Paper	151	110	9
Long-Term Debt with Affiliated Grantor Trust	6,207	8,494	8,505
Privately Placed Notes	1,541	514	–

Total Interest Expense	7,899	9,118	8,514

Noninterest Expense
Intercompany Salaries and Services	935	5,708	5,201
Other Expenses	4,896	1,695	2,581

Total Noninterest Expense	5,831	7,403	7,782

Income Before Income Tax Benefit and Equity in Undistributed Income of Bank of Hawaii	164,645	147,430	157,748
Income Tax Benefit	4,108	5,376	6,651
Equity in Undistributed Income of Bank of Hawaii	14,950	27,553	17,162

Net Income	$183,703	$180,359	$181,561

Condensed Statements of Condition

	December 31,
(dollars in thousands)	2007	2006

Assets
Cash with Bank of Hawaii	$5,098	$209
Interest-Bearing Deposits with Bank of Hawaii	1,000	1,000
Funds Sold to Bank of Hawaii	25,800	10,900
Investment Securities Available-for-Sale	32	32
Goodwill	14,129	14,129
Accrued Interest and Income Taxes Receivable	8,688	89,338
Other Assets	9,120	10,429
Equity in Net Assets of Bank of Hawaii	751,867	731,982
Equity in Net Assets of Bancorp Hawaii Capital Trust I	3,093	3,093
Equity in Net Assets of BOHC Investment Fund, LLC	2,120	–

Total Assets	$820,947	$861,112

Liabilities
Commercial Paper	$427	$3,763
Accrued Interest Payable	598	855
Other Liabilities	15,149	13,981
Long-Term Debt with Affiliated Grantor Trust	29,518	98,093
Privately Placed Notes	25,000	25,000

Total Liabilities	70,692	141,692
Shareholders' Equity	750,255	719,420

Total Liabilities and Shareholders' Equity	$820,947	$861,112

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2007	2006	2005

Operating Activities
Net Income	$183,703	$180,359	$181,561
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Share-Based Compensation	271	4,901	4,159
Undistributed Income of Bank of Hawaii	(14,950)	(27,553)	(17,162)
Tax Benefits from Share-Based Compensation	(3,524)	(7,634)	–
Net Change in Other Assets and Liabilities	86,190	(5,736)	(2,499)

Net Cash Provided by Operating Activities	251,690	144,337	166,059

Investing Activities
Capital Contribution to BOHC Investment Fund, LLC	(2,120)	–	–
Proceeds from Sale of Investment Securities Available-for-Sale	–	–	90

Net Cash (Used in) Provided by Investing Activities	(2,120)	–	90

Financing Activities
Net Change in Short-Term Borrowings	(3,336)	3,763	(5,000)
Proceeds from Privately Placed Notes	–	25,000	–
Repayment of Long-Term Debt	(68,575)	(5,000)	–
Tax Benefits from Share-Based Compensation	3,524	7,634	–
Proceeds from Issuance of Common Stock	20,633	30,893	32,894
Repurchase of Common Stock	(99,656)	(129,727)	(247,376)
Cash Dividends Paid	(82,371)	(76,747)	(70,833)

Net Cash Used in Financing Activities	(229,781)	(144,184)	(290,315)

Net Change in Cash and Cash Equivalents	19,789	153	(124,166)
Cash and Cash Equivalents at Beginning of Period	12,109	11,956	136,122

Cash and Cash Equivalents at End of Period	$31,898	$12,109	$11,956

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Management assessed the Company's internal control over financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control–Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2007 based on the specified criteria.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Bank of Hawaii Corporation

We have audited Bank of Hawaii Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bank of Hawaii Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Bank of Hawaii Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 22, 2008 expressed an unqualified opinion thereon.

                        /s/ Ernst & Young LLP

Honolulu, Hawaii
February 22, 2008

Item 9B. Other Information

None.

Part III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the Bank of Hawaii Corporation Proxy Statement for the annual meeting of shareholders to be held on April 25, 2008, as summarized below:

Item 10. Directors, Executive Officers, and Corporate Governance

"Board of Directors"; "Audit Committee Report"; and "Section 16(a) Beneficial Ownership Reporting Compliance."

Information regarding the executive officers of the Parent is incorporated by reference from "Executive Officers of the Registrant" at the end of Part I of this report.

The Parent's Board of Directors has determined that Robert Huret and Kent T. Lucien, members of the Parent's Audit Committee, are financial experts within the meaning of Section 3(a)(58) of the Exchange Act. These financial experts are independent within the meaning of Section 10A(m)(3) of the Exchange Act.

The Company has adopted a written code of ethics within the meaning of Item 406 of Regulation S-K that applies to the Parent's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. A copy of the Senior Financial Officers Code of Ethics is available on the Company's website, www.boh.com. The Company intends to provide disclosure of any change to, or waiver from, the Company's code of ethics for its senior financial officers via its website.

Item 11. Executive Compensation

"Corporate Governance – Compensation Committee Interlocks and Insider Participation"; "Director Compensation"; "Compensation Committee Report"; and "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

"Beneficial Ownership" and "Executive Compensation – Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions, and Director Independence

"Corporate Governance – Director Independence" and "Certain Relationships and Related Transactions."

Item 14. Principal Accounting Fees and Services

Fees paid to the Company's independent registered public accounting firm are disclosed under the caption "Proposal 3: Ratification of Selection of an Independent Registered Public Accounting Firm" and related pre-approval policies are in the Company's Audit Committee Charter, a copy of which is posted in the Investor Relations section of the Company's website at www.boh.com.

Part IV

Item 15. Exhibits, Financial Statement Schedules

  (a)
  Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income – Years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Condition – December 31, 2007 and 2006

Consolidated Statements of Shareholders' Equity – Years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows – Years ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

All other schedules to the Consolidated Financial Statements stipulated by Article 9 of Regulation S-X and all other schedules to the financial statements of the registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Exhibit Table

Exhibit Number
3.1	Certificate of Incorporation of Bank of Hawaii Corporation (f/k/a Pacific Century Financial Corporation and Bancorp Hawaii, Inc.), as amended (incorporated by reference from Exhibit 3.1 to Bank of Hawaii Corporation's Annual Report on Form 10-K for its fiscal year ended December 31, 2005, as filed on February 28, 2006 (the "2005 10-K"))
3.2	Amended and Restated By-Laws of Bank of Hawaii Corporation (incorporated by reference from Exhibit 3.1 to the Bank of Hawaii Corporation's Current Report on Form 8-K filed on January 28, 2008)
4.1	Instruments defining the rights of holders of long-term debt of Bank of Hawaii Corporation and its consolidated subsidiaries are not filed as exhibits because the amount of debt authorized under any such instruments does not exceed 10% of the total assets of Bank of Hawaii Corporation and its consolidated subsidiaries. Bank of Hawaii Corporation agrees to furnish a copy of any such instrument to the Commission upon request
10.1	Bank of Hawaii Corporation's Executive Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to the 2005 10-K)*
10.2	Bank of Hawaii Corporation's Executive Base Salary Deferral Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation's Current Report on Form 8-K filed on December 22, 2005 (the "December 22, 2005 8-K"))*
10.3	Bank of Hawaii Corporation's Directors' Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.7 to the 2005 10-K)*
10.4	Bank of Hawaii Corporation's Director Stock Compensation Program, as amended (incorporated by reference from Exhibit 10.8 to the 2005 10-K)*
10.5	Bank of Hawaii Corporation's Amended and Restated Director Stock Compensation Plan (incorporated by reference from Appendix B to Bank of Hawaii Corporation's Definitive Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Shareholders filed on March 17, 2005)*
10.6	Stock Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2005, as filed on July 27, 2005 (the "June 30, 2005 10-Q"))*
10.7	Bank of Hawaii Corporation's Amended and Restated Director Stock Compensation Plan – Form of Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the June 30, 2005 10-Q) *
10.8	Bank of Hawaii Corporation's Stock Option Plan of 1994, as amended (incorporated by reference from Exhibit 10.12 to the 2005 10-K)*
10.9	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan (incorporated by reference from Appendix C to Bank of Hawaii Corporation's Definitive Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Shareholders, as filed on March 18, 2004)*
10.10	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan – Form of Stock Option Agreement (incorporated by reference from Exhibit 10.14 to the 2005 10-K)*
10.11	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan – Form of Service-Based Restricted Share Agreement (incorporated by reference from Exhibit 10.15 to the 2005 10-K)*

10.12	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan – Form of Performance-Based Restricted Share Agreement (incorporated by reference from Exhibit 10.16 to the 2005 10-K) *
10.13	Amendment 2007-1 to the Bank of Hawaii Corporation 2004 Stock and Incentive Compensation Plan
10.14	Bank of Hawaii Change-In-Control Retention Plan (incorporated by reference from Exhibit 10 to Bank of Hawaii Corporation's Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2007, as filed on October 24, 2007)*
10.15	Letter dated December 31, 2007 among Bank of Hawaii Corporation, Bank of Hawaii and David W. Thomas (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation's Current Report on Form 8-K filed on January 3, 2008)*
10.16	Amendment 2007-1 to the Executive Incentive Plan
10.17	Separation Agreement Between Bank of Hawaii and Richard C. Keene dated February 21, 2007 (incorporated by reference from Exhibit 10.18 to the 2006 10-K)*
12.1	Statement Regarding Computation of Ratios
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification on Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensatory plan or arrangement

(b)
Response to this item is the same as Item 15(a).

(c)
Response to this item is the same as Item 15(a).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2008	Bank of Hawaii Corporation
	By:	/s/ Allan R. Landon Allan R. Landon Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2008

/s/ Allan R. Landon Allan R. Landon, Chairman of the Board, Chief Executive Officer and President	/s/ S. Haunani Apoliona S. Haunani Apoliona, Director
/s/ Mary G. F. Bitterman Mary G. F. Bitterman, Director	/s/ Michael J. Chun Michael J. Chun, Director
/s/ Clinton R. Churchill Clinton R. Churchill, Director	/s/ David A. Heenan David A. Heenan, Director
/s/ Robert Huret Robert Huret, Director	/s/ Kent T. Lucien Kent T. Lucien, Director
/s/ Martin A. Stein Martin A. Stein, Director	/s/ Donald M. Takaki Donald M. Takaki, Director
/s/ Barbara J. Tanabe Barbara J. Tanabe, Director	/s/ Robert W. Wo, Jr. Robert W. Wo, Jr., Director
/s/ Daniel C. Stevens Daniel C. Stevens, Chief Financial Officer	/s/ Brian T. Stewart Brian T. Stewart, Principal Accounting Officer

QuickLinks

Part I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
CUMULATIVE TOTAL RETURN Based upon an initial investment of $100 on December 31, 2002 with dividends reinvested
  Item 6. Selected Financial Data
Report of Independent Registered Public Accounting Firm
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Report of Independent Registered Public Accounting Firm
  Item 9B. Other Information
Part III
  Item 10. Directors, Executive Officers, and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
Part IV
  Item 15. Exhibits, Financial Statement Schedules
Signatures