Form 10-Q
period 2008-03-31
BANK OF HAWAII CORP
filed 2008-04-23
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 18, 2008, there were 47,931,531 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2008	2007
Interest Income
Interest and Fees on Loans and Leases	$104,413	$110,298
Income on Investment Securities
Trading	1,160	1,618
Available-for-Sale	34,251	30,961
Held-to-Maturity	3,239	4,052
Deposits	195	58
Funds Sold	992	1,058
Other	426	333
Total Interest Income	144,676	148,378
Interest Expense
Deposits	27,465	33,375
Securities Sold Under Agreements to Repurchase	10,617	11,886
Funds Purchased	633	923
Short-Term Borrowings	34	87
Long-Term Debt	3,747	3,970
Total Interest Expense	42,496	50,241
Net Interest Income	102,180	98,137
Provision for Credit Losses	14,427	2,631
Net Interest Income After Provision for Credit Losses	87,753	95,506
Noninterest Income
Trust and Asset Management	15,086	15,833
Mortgage Banking	4,297	3,371
Service Charges on Deposit Accounts	12,083	10,967
Fees, Exchange, and Other Service Charges	16,101	16,061
Investment Securities Gains, Net	130	16
Insurance	7,130	6,215
Other	31,298	8,497
Total Noninterest Income	86,125	60,960
Noninterest Expense
Salaries and Benefits	55,473	45,406
Net Occupancy	10,443	9,811
Net Equipment	4,321	4,787
Professional Fees	2,613	2,543
Other	20,582	19,576
Total Noninterest Expense	93,432	82,123
Income Before Provision for Income Taxes	80,446	74,343
Provision for Income Taxes	23,231	27,008
Net Income	$57,215	$47,335
Basic Earnings Per Share	$1.19	$0.96
Diluted Earnings Per Share	$1.18	$0.94
Dividends Declared Per Share	$0.44	$0.41
Basic Weighted Average Shares	47,965,722	49,427,933
Diluted Weighted Average Shares	48,628,427	50,263,419

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

	March 31,	December 31,	March 31,
(dollars in thousands)	2008	2007	2007
Assets
Interest-Bearing Deposits	$55,916	$4,870	$5,594
Funds Sold	240,000	15,000	97,000
Investment Securities
Trading	99,966	67,286	158,469
Available-for-Sale	2,672,286	2,563,190	2,438,532
Held-to-Maturity (Fair Value of $277,536; $287,644; and $340,636)	277,256	292,577	349,663
Loans Held for Sale	13,096	12,341	19,238
Loans and Leases	6,579,337	6,580,861	6,507,152
Allowance for Loan and Lease Losses	(99,998)	(90,998)	(90,998)
Net Loans and Leases	6,479,339	6,489,863	6,416,154
Total Earning Assets	9,837,859	9,445,127	9,484,650
Cash and Noninterest-Bearing Deposits	314,863	368,402	365,517
Premises and Equipment	116,683	117,177	123,309
Customers’ Acceptances	992	1,112	839
Accrued Interest Receivable	46,316	45,261	49,477
Foreclosed Real Estate	294	184	462
Mortgage Servicing Rights	27,149	27,588	27,005
Goodwill	34,959	34,959	34,959
Other Assets	443,686	433,132	405,739
Total Assets	$10,822,801	$10,472,942	$10,491,957

Liabilities
Deposits
Noninterest-Bearing Demand	$2,000,226	$1,935,639	$1,973,631
Interest-Bearing Demand	1,649,705	1,634,675	1,618,615
Savings	2,728,873	2,630,471	2,648,495
Time	1,724,051	1,741,587	1,712,196
Total Deposits	8,102,855	7,942,372	7,952,937
Funds Purchased	23,800	75,400	72,400
Short-Term Borrowings	9,726	10,427	3,462
Securities Sold Under Agreements to Repurchase	1,231,962	1,029,340	1,050,393
Long-Term Debt (includes $128,932 carried at fair value as of March 31, 2008)	239,389	235,371	260,308
Banker’s Acceptances	992	1,112	839
Retirement Benefits Payable	29,755	29,984	48,363
Accrued Interest Payable	18,322	20,476	17,893
Taxes Payable and Deferred Taxes	300,188	278,218	293,326
Other Liabilities	99,065	99,987	81,005
Total Liabilities	10,056,054	9,722,687	9,780,926
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: March 2008 - 56,995,352 / 47,990,432; December 2007 - 56,995,447 / 48,589,645; and March 2007 - 56,930,753 / 49,638,731)	568	567	566
Capital Surplus	487,139	484,790	478,123
Accumulated Other Comprehensive Income (Loss)	5,553	(5,091)	(27,356)
Retained Earnings	720,540	688,638	620,034
Treasury Stock, at Cost (Shares: March 2008 - 9,004,920; December 2007 - 8,405,802; and March 2007 - 7,292,022)	(447,053)	(418,649)	(360,336)
Total Shareholders’ Equity	766,747	750,255	711,031
Total Liabilities and Shareholders’ Equity	$10,822,801	$10,472,942	$10,491,957

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Total	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Compre- hensive Income

Balance as of December 31, 2007	$750,255	$567	$484,790	$(5,091)	$688,638	$(418,649)
Cumulative-Effect Adjustment of a Change in Accounting Principle, Net of Tax:
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”	(2,736)	—	—	—	(2,736)	—
Comprehensive Income:
Net Income	57,215	—	—	—	57,215	—	$57,215
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	10,595	—	—	10,595	—	—	10,595
Amortization of Net Loss for Pension and Postretirement Plans	49	—	—	49	—	—	49
Total Comprehensive Income							$67,859
Share-Based Compensation	1,751	—	1,751	—	—	—
Net Tax Benefits related to Share-Based Compensation	583	—	583	—	—	—
Common Stock Issued under Purchase and Equity Compensation Plans (95,360 shares)	3,182	1	15	—	(1,378)	4,544
Common Stock Repurchased (686,313 shares)	(32,948)	—	—	—	—	(32,948)
Cash Dividends Paid	(21,199)	—	—	—	(21,199)	—
Balance as of March 31, 2008	$766,747	$568	$487,139	$5,553	$720,540	$(447,053)

Balance as of December 31, 2006	$719,420	$566	$475,178	$(39,084)	$630,660	$(347,900)
Cumulative-Effect Adjustment of a Change in Accounting Principle, Net of Tax:
SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”	5,126	—	—	5,279	(153)	—
FSP No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”	(27,106)	—	—	—	(27,106)	—
FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”	(7,247)	—	—	—	(7,247)	—
Comprehensive Income:
Net Income	47,335	—	—	—	47,335	—	$47,335
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	6,241	—	—	6,241	—	—	6,241
Amortization of Net Loss for Pension and Postretirement Plans	208	—	—	208	—	—	208
Total Comprehensive Income							$53,784
Share-Based Compensation	1,317	—	1,317	—	—	—
Net Tax Benefits related to Share-Based Compensation	1,491	—	1,491	—	—	—
Common Stock Issued under Purchase and Equity Compensation Plans (255,918 shares)	5,352	—	137	—	(3,044)	8,259
Common Stock Repurchased (394,247 shares)	(20,695)	—	—	—	—	(20,695)
Cash Dividends Paid	(20,411)	—	—	—	(20,411)	—
Balance as of March 31, 2007	$711,031	$566	$478,123	$(27,356)	$620,034	$(360,336)

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Operating Activities
Net Income	$57,215	$47,335
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	14,427	2,631
Depreciation and Amortization	3,504	3,695
Amortization of Deferred Loan and Lease Fees	(448)	(384)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	578	806
Share-Based Compensation	1,751	1,317
Benefit Plan Contributions	(515)	(346)
Deferred Income Taxes	(40,610)	(34,226)
Net Gain on Investment Securities	(130)	(16)
Net Change in Trading Securities	(32,680)	5,711
Proceeds from Sales of Loans Held for Sale	144,837	72,793
Originations of Loans Held for Sale	(145,592)	(80,089)
Tax Benefits from Share-Based Compensation	(669)	(1,512)
Net Change in Other Assets and Other Liabilities	44,304	(9,513)
Net Cash Provided by Operating Activities	45,972	8,202

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	252,970	157,784
Proceeds from Sales	125,000	—
Purchases	(470,716)	(145,196)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	15,207	21,485
Net Change in Loans and Leases	(3,456)	71,049
Premises and Equipment, Net	(3,010)	(1,079)
Net Cash (Used in) Provided by Investing Activities	(84,005)	104,043

Financing Activities
Net Change in Deposits	160,483	(70,457)
Net Change in Short-Term Borrowings	150,321	7,233
Tax Benefits from Share-Based Compensation	669	1,512
Proceeds from Issuance of Common Stock	3,214	5,352
Repurchase of Common Stock	(32,948)	(20,695)
Cash Dividends Paid	(21,199)	(20,411)
Net Cash Provided by (Used in) Financing Activities	260,540	(97,466)

Net Change in Cash and Cash Equivalents	222,507	14,779
Cash and Cash Equivalents at Beginning of Period	388,272	453,332
Cash and Cash Equivalents at End of Period	$610,779	$468,111
Supplemental Information
Cash Paid for:
Interest	$44,650	$55,066
Income Taxes	2,289	3,489
Non-cash Investing and Financing Activities:
Transfers from Investment Securities-Available-for-Sale to Trading	—	164,180
Transfers from Loans to Foreclosed Real Estate	110	462

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

Bank of Hawaii Corporation (the “Parent”) is a bank holding company headquartered in Honolulu, Hawaii.  Bank of Hawaii Corporation and its Subsidiaries (the “Company”) provide a broad range of financial products and services to customers in Hawaii and the Pacific Islands (Guam, nearby islands, and American Samoa).  The Parent’s principal and only operating subsidiary is Bank of Hawaii (the “Bank”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements.  In the opinion of management, the consolidated financial statements reflect normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Fair Value Measurements

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which became effective for the Company on January 1, 2008, established a framework for measuring fair value, while expanding fair value measurement disclosures.  SFAS No. 157 established a fair value hierarchy that distinguishes between independent observable inputs and unobservable inputs based on the best information available.  SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities, the effect of these measurements on earnings for the period, and the inputs used to measure fair value.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157.  In February 2008, the FASB also issued FSP FAS 157-2 to allow entities to electively defer the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  The Company will apply the fair value measurement provisions of SFAS No. 157 to its nonfinancial assets and liabilities effective January 1, 2009.  The adoption of SFAS No. 157 had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition.

Fair Value Option

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which became effective for the Company on January 1, 2008, provides entities with an option to report selected financial assets and financial liabilities, on an instrument by instrument basis, at fair value.  On January 1, 2008, the Company elected the fair value option for its subordinated notes, which are included in long-term debt on the Company’s Consolidated Statements of Condition.  In adopting the provisions of SFAS No. 159 on January 1, 2008, the Company adjusted the carrying value of the subordinated notes to fair value and recorded an after-tax cumulative-effect adjustment to reduce retained earnings by $2.7 million.  Prospectively, the accounting for the Company’s subordinated notes at fair value is not expected to have a material impact on the Company’s statements of income and condition.

Loan Commitments

U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” which became effective for the Company on January 1, 2008, requires entities to include the expected net future cash flows related to the servicing of the loan in the measurement of written loan commitments that are accounted for at fair value through earnings.  The expected net future cash flows from servicing the loan that are to be included in measuring the fair value of the written loan commitment is to be determined in the same manner that the fair value of a recognized servicing asset is measured under SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.”  However, a separate and distinct servicing asset is not recognized for accounting purposes until the servicing rights have been contractually separated from the underlying loan by sale or securitization of the loan with servicing rights retained.  The impact of SAB No. 109 was to accelerate the recognition of the estimated fair value of the servicing rights related to the loan from the loan sale date to the loan commitment date.  The implementation of SAB No. 109 did not have a material impact on the Company’s statements of income and condition.

Future Application of Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133.”  SFAS No. 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities.  Expanded qualitative disclosures that will be required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also requires several added quantitative disclosures in financial statements.  SFAS No. 161 will be effective for the Company on January 1, 2009.  Management is currently evaluating the effect that the provisions of SFAS No. 161 will have on the Company’s financial statements.

Note 2.  Pension Plans and Postretirement Benefit Plan

The components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan for the three months ended March 31, 2008 and 2007 are presented in the following table:

Pension Plans and Postretirement Benefit Plan (Unaudited)

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(dollars in thousands)	2008	2007	2008	2007
Service Cost	$—	$—	$89	$155
Interest Cost	1,298	1,223	420	395
Expected Return on Plan Assets	(1,522)	(1,373)	—	—
Amortization of Prior Service Credit	—	—	(53)	(50)
Recognized Net Actuarial Losses (Gains)	270	450	(140)	(75)
Net Periodic Benefit Cost	$46	$300	$316	$425

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the statements of income.  There were no significant changes from the previously reported $0.7 million that the Company expects to contribute to the pension plans and the $1.1 million that it expects to contribute to the postretirement benefit plan for the year ending December 31, 2008.  For the three months ended March 31, 2008, the Company contributed $0.1 million to its pension plans and $0.4 million to its postretirement benefit plan.

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

Selected financial information for each business segment is presented below for the three months ended March 31, 2008 and 2007.

Business Segment Selected Financial Information (Unaudited)

	Retail	Commercial	Investment		Consolidated
(dollars in thousands)	Banking	Banking	Services	Treasury	Total
Three Months Ended March 31, 2008
Net Interest Income (Loss)	$58,423	$42,835	$3,870	$(2,948)	$102,180
Provision for Credit Losses	2,922	3,256	—	8,249	14,427
Net Interest Income (Loss) After Provision for Credit Losses	55,501	39,579	3,870	(11,197)	87,753
Noninterest Income	28,546	22,249	18,261	17,069	86,125
Noninterest Expense	(43,769)	(24,721)	(16,863)	(8,079)	(93,432)
Income Before Provision for Income Taxes	40,278	37,107	5,268	(2,207)	80,446
Provision for Income Taxes	(14,903)	(13,736)	(1,949)	7,357	(23,231)
Allocated Net Income	$25,375	$23,371	$3,319	$5,150	$57,215
Total Assets as of March 31, 2008	$3,681,693	$3,066,272	$232,882	$3,841,954	$10,822,801

Three Months Ended March 31, 2007 [1]
Net Interest Income	$54,401	$39,171	$3,525	$1,040	$98,137
Provision for Credit Losses	1,545	1,098	—	(12)	2,631
Net Interest Income After Provision for Credit Losses	52,856	38,073	3,525	1,052	95,506
Noninterest Income	25,580	12,213	19,147	4,020	60,960
Noninterest Expense	(41,334)	(22,920)	(15,683)	(2,186)	(82,123)
Income Before Provision for Income Taxes	37,102	27,366	6,989	2,886	74,343
Provision for Income Taxes	(13,727)	(9,873)	(2,586)	(822)	(27,008)
Allocated Net Income	$23,375	$17,493	$4,403	$2,064	$47,335
Total Assets as of March 31, 2007 [1]	$3,597,814	$3,039,943	$211,239	$3,642,961	$10,491,957

1 Certain prior period information has been reclassified to conform to current presentation.

Note 4.  Fair Value of Financial Assets and Liabilities

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1:                               Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets.  A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2:                               Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3:                               Inputs to the valuation methodology are unobservable and significant to the fair value measurement.  Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
(Unaudited)	(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investment Securities Trading		$—	$99,966	$—	$99,966
Investment Securities Available-for-Sale		1,998	2,575,069	95,219	2,672,286
Mortgage Servicing Rights		—	—	27,149	27,149
Other Assets		5,971	—	—	5,971
Net Derivative Assets and Liabilities		(202)	1,596	810	2,204
Total Assets at Fair Value		$7,767	$2,676,631	$123,178	$2,807,576

Long-Term Debt		$—	$—	$128,932	$128,932
Total Liabilities at Fair Value		$—	$—	$128,932	$128,932

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

		Investment	Mortgage	Net Derivative
		Securities	Servicing	Assets and
(Unaudited)	(dollars in thousands)	Available-for-Sale [1]	Rights [2]	Liabilities [3]	Total
Assets as of January 1, 2008		$218,980	$27,588	$113	$246,681
Realized and Unrealized Net Gains (Losses):
Included in Net Income		—	(2,358)	(1,076)	(3,434)
Included in Other Comprehensive Income		1,228	—	—	1,228
Purchases, Sales, Issuances, and Settlements, Net		(124,989)	1,919	1,773	(121,297)
Assets as of March 31, 2008		$95,219	$27,149	$810	$123,178

Total Unrealized Net Gains (Losses) Related to Assets Still Held as of March 31, 2008		$—	$(1,548)	$810	$(738)

		Long-Term
(Unaudited)	(dollars in thousands)	Debt [4]	Total
Liabilities as of January 1, 2008		$129,032	$129,032
Unrealized Net Gains Included in Net Income		(100)	(100)
Liabilities as of March 31, 2008		$128,932	$128,932

Total Unrealized Net Gains Related to Liabilities Still Held as of March 31, 2008		$(100)	$(100)

1         Unrealized gains and losses related to investment securities available-for-sale are reported as a component of other comprehensive income.

2         Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the statement of income.

3         Realized and unrealized gains and losses related to written loan commitments are reported as a component of mortgage banking income in the statement of income.

4         Unrealized gains and losses related to long-term debt are reported as a component of other noninterest income in the statement of income.

There were no transfers in or out of the Company’s Level 3 financial assets and liabilities for the three months ended March 31, 2008.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company also measures certain financial assets at fair value on a nonrecurring basis in accordance with GAAP.  For the three months ended March 31, 2008, there were no adjustments to fair value for the Company’s loans held for sale in accordance with GAAP.

Fair Value Option

On January 1, 2008, the Company elected the fair value option for its subordinated notes, which are included in long-term debt on the Company’s Consolidated Statements of Condition.  The table below reconciles the balance of the Company’s subordinated notes as of December 31, 2007 and January 1, 2008.

		Balance as of	Net Loss	Balance as of
(Unaudited)	(dollars in thousands)	December 31, 2007 [1]	Upon Adoption	January 1, 2008
Long-Term Debt		$124,822	$4,210	$129,032
Pre-Tax Cumulative-Effect of Adopting the Fair Value Option			4,210
Increase in Deferred Tax Asset			(1,474)
After-Tax Cumulative-Effect of Adopting the Fair Value Option			$2,736

1          Includes unamortized discount and deferred costs, which were removed from the statement of condition with the cumulative-effect adjustment to implement the provisions of SFAS No. 159 on January 1, 2008.

The fair value option was elected for the subordinated notes as it provided the Company with an opportunity to better manage its interest rate risk and to achieve balance sheet management flexibility.  As of March 31, 2008, the subordinated notes no longer qualified as a component of Total Capital for regulatory capital purposes, due to the maturity being within 12 months from March 31, 2008.

Gains and losses on the subordinated notes subsequent to the initial fair value measurement are recognized in earnings as a component of other noninterest income.  For the three months ended March 31, 2008, the Company recorded a gain of $0.1 million as a result of the change in fair value of the Company’s subordinated notes.  Interest expense related to the Company’s subordinated notes continues to be measured based on contractual interest rates and reported as such in the statement of income.

The following reflects the difference between the fair value carrying amount of the Company’s subordinated notes and the aggregate unpaid principal amount the Company is contractually obligated to pay until maturity as of March 31, 2008.

Excess of Fair Value
		Fair Value	Aggregate Unpaid	Carrying Amount
		Carrying Amount as of	Principal Amount as of	Over Aggregate Unpaid
(Unaudited)	(dollars in thousands)	March 31, 2008	March 31, 2008	Principal Amount
Long-Term Debt Reported at Fair Value		$128,932	$124,971	$3,961

Note 5.  Lease Transaction

In March 2008, the lessee in an aircraft leveraged lease exercised its early buyout option resulting in an $11.6 million pre-tax gain for the Company.  This gain on the sale of the Company’s equity interest in the lease was recorded as a component of other noninterest income in the statement of income.  This sale also resulted in a benefit for income taxes of $1.4 million from the adjustment of previously recognized tax liabilities.  After-tax gains from this transaction were $13.0 million.

Note 6.  Income Taxes

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate for the three months ended March 31, 2008 and 2007.

Effective Tax Rate (Unaudited)

	Three Months Ended March 31,
	2008	2007
Statutory Federal Income Tax Rate	35.00%	35.00%
Increase (Decrease) in Income Tax Rate Resulting From:
State Income Tax, Net of Federal Income Tax	4.42	3.83
Foreign Tax Credits	—	(1.43)
Low Income Housing Investments	(0.32)	(0.17)
Bank-Owned Life Insurance	(0.85)	(0.85)
Leveraged Leases	(8.51)	0.14
Other	(0.86)	(0.19)
Effective Tax Rate	28.88%	36.33%

The lower effective tax rate for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to the sale of the Company’s equity interest in an aircraft leveraged lease.  The pre-tax gain from this sale would have resulted in an income tax expense of approximately $4.6 million, based on statutory income tax rates.  However, due to the timing of the sale of the Company’s equity interest and the adjustment of previously recognized income tax liabilities, this transaction resulted in a $1.4 million income tax benefit to the Company.  As a result, total income tax benefit from this transaction was approximately $6.0 million and is reflected in the leveraged lease line item in the table above.

Note 7.  Contingencies

In October 2007, Visa, Inc. (“Visa”) announced that it had completed a series of restructuring transactions in preparation for its initial public offering (“IPO”) planned for the first quarter of 2008.  As part of this restructuring, the Company received approximately 0.9 million shares of restricted Class USA stock in Visa in exchange for the Company’s membership interests.  The Company did not recognize a gain or loss upon the receipt of Class USA shares in October 2007.  Visa completed its IPO in March 2008, resulting in the conversion of the Company’s Class USA shares to approximately 0.8 million shares of Class B common stock in Visa.  Visa exercised its option to mandatorily redeem approximately 0.3 million shares of the Company’s Class B common stock in Visa in exchange for cash, which resulted in the Company recording a $13.7 million gain in other noninterest income.  The Company’s remaining Class B shares (approximately 0.5 million) in Visa are restricted for a period of three years after the IPO or upon settlement of litigation claims, whichever is later.  The Company has not recognized a gain or loss on the remaining Class B shares in Visa.  Concurrent with its IPO, Visa contributed $3.0 billion into an escrow account to cover litigation claims and settlements as discussed below.

In November 2007, Visa announced that it had reached an agreement with American Express, related to its claim that Visa and its member banks had illegally blocked American Express from the bank-issued card business in the United States.  The Company was not a named defendant in the lawsuit and, therefore, was not directly liable for any amount of the settlement.  However, according to an interpretation of Visa’s by-laws, the Company and other Visa U.S.A., Inc. (a wholly-owned subsidiary of Visa) members are obligated to indemnify Visa for certain losses, including the settlement of the American Express matter.  The Company’s indemnification obligation is limited to its proportionate interest in Visa U.S.A., Inc.  In December 2007, as a result of Visa’s agreement with American Express, the Company established a liability of $4.3 million for this indemnification obligation.  However, as a result of Visa’s IPO and funding of the escrow account, the Company reversed the $4.3 million liability previously established and recorded a credit to other noninterest expense in March 2008.

Other litigation covered by the Company’s indemnification of Visa and expected to be settled from the escrow account include: 1) a lawsuit filed by Discover Financial Services, Inc. (“Discover”) claiming that Visa prevented banks from issuing payment cards on the Discover network; 2) class action lawsuits filed on behalf of merchants who accept payment cards against Visa U.S.A., Inc. claiming that the setting of interchange is unlawful, among other claims; and 3) a consumer class action lawsuit against Visa U.S.A., Inc., Visa International, and MasterCard alleging unfair competition.  In December 2007, the Company established a liability of $1.3 million related to the indemnification of Visa in the Discover lawsuit.  However, as a result of Visa’s IPO and funding of the escrow account, the Company reversed the $1.3 million liability previously established and recorded a credit to other noninterest expense in March 2008.  Management cannot reasonably estimate the liability to Visa, if any, for the costs of the class action lawsuits as of March 31, 2008.

In addition to the Visa litigation, the Company is subject to various other pending and threatened legal proceedings arising out of the normal course of business or operations.  Management believes that current legal reserves are adequate and the amount of an incremental liability, if any, arising from these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains, and other written or oral statements made by the Company may contain, forward-looking statements concerning, among other things, the economic and business environment in our service area and elsewhere, credit quality, and other financial and business matters in future periods.  Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions are less favorable than expected; 2) competitive pressure among financial services and products; 3) the impact of legislation and the regulatory environment; 4) fiscal and monetary policies of the markets in which we operate; 5) actual or alleged conduct which could harm our reputation; 6) changes in accounting standards; 7) changes in tax laws or regulations or the interpretation of such laws and regulations; 8) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 9) changes in market interest rates that may affect our credit markets and ability to maintain our net interest margin; 10) unpredicted costs and other consequences of legal or regulatory matters involving the Company; 11) changes to the amount and timing of proposed common stock repurchases; and 12) geopolitical risk, military or terrorist activity, natural disaster, adverse weather, public health, and other conditions impacting us and our customers’ operations.  For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, refer to the section entitled “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and subsequent periodic and current reports, filed with the U.S. Securities and Exchange Commission (the “SEC”).  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements.  We do not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

Overview

General

Bank of Hawaii Corporation (the “Parent”) is a bank holding company headquartered in Honolulu, Hawaii.  The Parent’s principal and only operating subsidiary is Bank of Hawaii (the “Bank”).

The Bank directly and through its subsidiaries provides a broad range of financial services and products primarily to customers in Hawaii and the Pacific Islands (Guam, nearby islands, and American Samoa).  References to “we,” “our,” “us,” or “the Company” refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes.

2007+ Plan

Our governing objective is to maximize shareholder value over time.

In January 2007, we introduced our 2007+ Plan (“Plan”) to our shareholders, customers, and employees.  Our Plan, which we continue to follow in 2008, focuses on five strategic themes:

• Growth	•	Integration	•	People
•	Brand	•	Discipline

Plan Financial Objectives and Financial Results

Our Plan was prepared with the expectation that economic growth could slow in 2007 and beyond.  Our Plan was based on assumptions of moderate growth in revenues and consistent, positive operating leverage.  The following summarizes our Plan financial objectives compared with our financial results for the first quarter of 2008:

Plan Financial Objectives and Financial Results

		Three Months
Performance	Plan Financial	Ended
Ratios	Objectives	March 31, 2008
Average ROA	Above 1.70%	2.16%
Average ROE	Above 25.00%	29.88%
Efficiency Ratio	Approaching 50.00%	49.62%
Operating Leverage	Positive	40.13%

For the first quarter of 2008, net income was $57.2 million, an increase of $9.9 million or 21% from the first quarter of 2007.

For the first quarter of 2008, diluted earnings per share were $1.18, an increase of $0.24 or 26% from the first quarter of 2007.

Our strong financial performance for the first quarter of 2008 was enhanced by two transactions:

•                  Pre-tax gains of $13.7 million resulting from the mandatory redemption of our Visa, Inc. (“Visa”) shares as well as a $5.6 million reversal of previously recorded contingency accruals related to Visa legal matters; and

•                  Pre-tax gains of $11.6 million resulting from the sale of our equity interest in an aircraft lease.  This sale also resulted in a net benefit for income taxes from the adjustment of previously recognized tax liabilities.  After-tax gains from this transaction were $13.0 million.

Partially offsetting these gains, we accrued for the following transactions in the first quarter of 2008:

•                  $9.0 million related to cash awards to purchase our stock and earnings-based incentive compensation;

•                  $2.3 million contribution to the Bank of Hawaii Charitable Foundation and other charitable organizations; and

•                  $1.0 million related to the call premium on our Bancorp Hawaii Capital Trust I Capital Securities (“Capital Securities”).

In addition, we increased our Allowance for Loan and Lease Losses (the “Allowance”) by recording a Provision for Loan and Lease Losses (the “Provision”) of $14.4 million in the first quarter of 2008.  The increase in the Allowance, a result of our quarterly evaluation of the adequacy of the Allowance, reflects increased risk in our commercial aircraft leasing, small business, and unsecured consumer lending portfolios.  The Provision exceeded our net charge-offs of loans and leases for the first quarter of 2008 by $9.0 million.

Reserves for legal contingencies were increased by $3.0 million in the first quarter of 2008.  This increase was due to management’s on-going evaluation of potential losses related to pending litigation, claims, and assessments against us.

Table 1 presents our financial highlights and performance ratios for the three months ended March 31, 2008 and 2007 and as of March 31, 2008, December 31, 2007, and March 31, 2007.

Financial Highlights (Unaudited)	Table 1
	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2008	2007
For the Period:
Net Interest Income	$102,180	$98,137
Total Noninterest Income	86,125	60,960
Total Noninterest Expense	93,432	82,123
Net Income	57,215	47,335
Basic Earnings Per Share	1.19	0.96
Diluted Earnings Per Share	1.18	0.94
Dividends Declared Per Share	0.44	0.41

Net Income to Average Total Assets	2.16%	1.83%
Net Income to Average Shareholders’ Equity	29.88	27.00
Efficiency Ratio [1]	49.62	51.62
Operating Leverage [2]	40.13	6.72
Net Interest Margin [3]	4.17	4.07
Dividend Payout Ratio [4]	36.97	42.71
Leverage Ratio [5]	6.99	6.80

Average Loans and Leases	$6,587,918	$6,561,848
Average Assets	10,643,904	10,481,773
Average Deposits	7,952,546	7,921,463
Average Shareholders’ Equity	770,157	711,118
Average Shareholders’ Equity to Average Assets	7.24%	6.78%

Market Price Per Share of Common Stock:
Closing	$49.56	$53.03
High	52.93	54.81
Low	40.95	50.11

	March 31,	December 31,	March 31,
	2008	2007	2007
As of Period End:
Loans and Leases	$6,579,337	$6,580,861	$6,507,152
Total Assets	10,822,801	10,472,942	10,491,957
Total Deposits	8,102,855	7,942,372	7,952,937
Long-Term Debt	239,389	235,371	260,308
Total Shareholders’ Equity	766,747	750,255	711,031

Non-Performing Assets	$6,045	$5,286	$5,836

Allowance to Loans and Leases Outstanding	1.52%	1.38%	1.40%

Book Value Per Common Share	$15.98	$15.44	$14.32

Full-Time Equivalent Employees	2,538	2,594	2,578
Branches and Offices	83	83	83

1         Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

2         Operating leverage is defined as the percentage change in income before provision for credit losses and provision for income taxes.  Measures are presented on a linked quarter basis.

3         Net interest margin is defined as net interest income, on a taxable equivalent basis, as a percentage of average earning assets.

4         Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share for the quarter.

5         Tier 1 Capital includes $26.4 million in Capital Securities of which the call option was exercised, but the liability was not extinguished as of March 31, 2008.

Recent Accounting Changes

We began applying the provisions of the following new accounting pronouncements on January 1, 2008:

•                  Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements;”

•                  SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115;” and

•                  SEC Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.”

SFAS No. 157 had no impact on retained earnings and is not expected to have a material impact on our statements of income and condition.  We have not made material changes to our valuation methodologies as previously disclosed in our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Our financial assets and liabilities do not require use of a significant amount of unobservable (Level 3) inputs to estimate fair value.

SFAS No. 159 had the effect of reducing retained earnings by $2.7 million, as we elected the fair value option for our subordinated notes.  See Notes 1 and 4 to our Consolidated Financial Statements (Unaudited) for more information on our application of SFAS No. 157 and 159.

SAB No. 109 had the effect of accelerating gain recognition of the estimated fair value of the servicing rights related to the loan from the loan sale date to the loan commitment date.  The implementation of SAB No. 109 did not have a material impact on the Company’s statements of income and condition.

Analysis of Statements of Income

Net Interest Income

Net interest income, on a taxable equivalent basis, increased by $4.0 million or 4% in the first quarter of 2008 compared to the first quarter of 2007.

The increase in net interest income, on a taxable equivalent basis, in the first quarter of 2008 was primarily due to decreased funding costs.  Rates paid on interest-bearing deposits decreased by 45 basis points in the first quarter of 2008 compared to the first quarter of 2007.  Also contributing to the lower funding costs was the 84 basis point decrease in rates paid on securities sold under agreements to repurchase for the first quarter of 2008 compared to the first quarter of 2007.  Partially offsetting the decrease in funding costs was a similar decrease in yields on our loans and leases, which declined by 42 basis points for the first quarter of 2008 compared to the first quarter of 2007.  Lower yields in our commercial and industrial loans and home equity loans were primarily driven by the decline in benchmark interest rates from December 31, 2007.  Yields on available-for-sale investment securities increased by 16 basis points in the first quarter of 2008 compared to the first quarter of 2007, reflecting our reinvestment in higher yielding securities.

Our net interest margin increased by 10 basis points to 4.17% in the first quarter of 2008, as a result of lower funding costs and the effects of a steeper yield curve.

Despite the decrease in funding costs in the first quarter of 2008, average interest-bearing demand and savings deposit balances collectively increased by $63.7 million or 2% in the first quarter of 2008 compared to the first quarter of 2007.  Increases in these categories were the result of customers moving their deposits to more liquid accounts.  A contributing market factor for this increase was the volatility in the financial markets and a decline in the equity markets in the first quarter of 2008.  The increase in savings deposit balances was also partially due to a successful bonus-rate savings campaign in the first quarter of 2008 which resulted in the opening of new accounts.

Average balances in securities sold under agreements to repurchase increased by $94.5 million or 9% in the first quarter of 2008 compared to the first quarter of 2007.  Securities sold under agreements to repurchase serves as one source of short- to medium-term financing for us.  The increase in interest-bearing liabilities by $152.8 million or 2% from the first quarter of 2007 funded the growth in our average earning assets.  Although average loans and leases remained relatively stable from the first quarter of 2007, average investment securities, excluding trading securities, increased by $103.0 million or 4%.

Average balances, related income and expenses, and resulting yields and rates, on a taxable equivalent basis, are presented in Table 2 for the first quarter of 2008 and 2007.  An analysis of the change in net interest income, on a taxable equivalent basis, for the first quarter of 2008 from the first quarter of 2007, is presented in Table 3.

Average Balances and Interest Rates - Taxable Equivalent Basis (Unaudited)				Table 2
	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007 [1]
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$27.5	$0.2	2.82%	$4.7	$0.1	4.99%
Funds Sold	138.2	1.0	2.84	81.2	1.1	5.21
Investment Securities
Trading	95.7	1.2	4.85	161.9	1.6	4.00
Available-for-Sale	2,631.6	34.5	5.24	2,453.2	31.2	5.08
Held-to-Maturity	285.6	3.2	4.54	361.0	4.0	4.49
Loans Held for Sale	10.5	0.1	5.43	7.3	0.1	6.17
Loans and Leases [2]
Commercial and Industrial	1,065.1	16.6	6.26	1,076.0	19.8	7.45
Commercial Mortgage	649.1	10.4	6.45	616.5	10.3	6.78
Construction	199.5	3.3	6.73	245.7	4.8	7.97
Commercial Lease Financing	477.9	4.0	3.35	462.1	3.1	2.69
Residential Mortgage	2,519.3	38.6	6.13	2,496.3	38.2	6.12
Home Equity	970.8	16.0	6.61	942.2	17.7	7.62
Automobile	438.7	8.9	8.18	426.5	8.5	8.08
Other [3]	267.4	6.5	9.73	296.5	7.8	10.67
Total Loans and Leases	6,587.8	104.3	6.35	6,561.8	110.2	6.77
Other	79.5	0.4	2.15	79.4	0.3	1.68
Total Earning Assets [4]	9,856.4	144.9	5.89	9,710.5	148.6	6.16
Cash and Noninterest-Bearing Deposits	294.1			310.5
Other Assets	493.4			460.7
Total Assets	$10,643.9			$10,481.7

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,614.3	2.3	0.57	$1,602.4	4.3	1.08
Savings	2,691.8	9.2	1.38	2,640.0	12.5	1.91
Time	1,747.2	16.0	3.67	1,732.1	16.6	3.90
Total Interest-Bearing Deposits	6,053.3	27.5	1.82	5,974.5	33.4	2.27
Short-Term Borrowings	79.7	0.7	3.31	79.7	1.0	5.08
Securities Sold Under Agreements to Repurchase	1,164.2	10.6	3.63	1,069.7	11.9	4.47
Long-Term Debt	239.8	3.7	6.26	260.3	3.9	6.12
Total Interest-Bearing Liabilities	7,537.0	42.5	2.26	7,384.2	50.2	2.75
Net Interest Income		$102.4			$98.4
Interest Rate Spread			3.63%			3.41%
Net Interest Margin			4.17%			4.07%
Noninterest-Bearing Demand Deposits	1,899.2			1,947.0
Other Liabilities	437.5			439.4
Shareholders’ Equity	770.2			711.1
Total Liabilities and Shareholders’ Equity	$10,643.9			$10,481.7

1         Certain prior period information has been reclassified to conform to current presentation.

2         Non-performing loans and leases are included in the respective average loan and lease balances.  Income, if any, on such loans and leases is recognized on a cash basis.

3         Comprised of other consumer revolving credit, installment, and consumer lease financing.

4         Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $238,000 and $213,000 for the three months ended March 31, 2008 and 2007, respectively.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis (Unaudited)				Table 3
	Three Months Ended March 31, 2008
	compared to March 31, 2007
(dollars in millions)	Volume [1]	Rate [1]	Time [1]	Total
Change in Interest Income:
Interest-Bearing Deposits	$0.2	$(0.1)	$—	$0.1
Funds Sold	0.5	(0.6)	—	(0.1)
Investment Securities
Trading	(0.7)	0.3	—	(0.4)
Available-for-Sale	2.3	1.0	—	3.3
Held-to-Maturity	(0.9)	0.1	—	(0.8)
Loans and Leases
Commercial and Industrial	(0.2)	(3.2)	0.2	(3.2)
Commercial Mortgage	0.5	(0.5)	0.1	0.1
Construction	(0.9)	(0.7)	0.1	(1.5)
Commercial Lease Financing	0.1	0.8	—	0.9
Residential Mortgage	0.3	0.1	—	0.4
Home Equity	0.6	(2.5)	0.2	(1.7)
Automobile	0.2	0.1	0.1	0.4
Other [2]	(0.7)	(0.7)	0.1	(1.3)
Total Loans and Leases	(0.1)	(6.6)	0.8	(5.9)
Other	—	0.1	—	0.1
Total Change in Interest Income	1.3	(5.8)	0.8	(3.7)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	—	(2.1)	0.1	(2.0)
Savings	0.2	(3.6)	0.1	(3.3)
Time	0.2	(1.0)	0.2	(0.6)
Total Interest-Bearing Deposits	0.4	(6.7)	0.4	(5.9)
Short-Term Borrowings	—	(0.3)	—	(0.3)
Securities Sold Under Agreements to Repurchase	1.0	(2.4)	0.1	(1.3)
Long-Term Debt	(0.3)	0.1	—	(0.2)
Total Change in Interest Expense	1.1	(9.3)	0.5	(7.7)

Change in Net Interest Income	$0.2	$3.5	$0.3	$4.0

1         The changes for each category of interest income and expense are allocated between the portion of changes attributable to the variance in volume, rate, and time for that category.

2         Comprised of other consumer revolving credit, installment, and consumer lease financing.

Provision for Credit Losses

The Provision reflects our judgment of the expense or benefit necessary to establish the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of our loan and lease portfolio.  The Allowance is based on our loss experience, changes in the economic environment, as well as an ongoing assessment of our credit quality.  We recorded a Provision of $14.4 million in the first quarter of 2008 and a Provision of $2.6 million in the first quarter of 2007.  The increase in the Allowance in the first quarter of 2008, a result of our quarterly evaluation of the adequacy of the Allowance, reflects increased risk in our commercial aircraft leasing, small business, and unsecured consumer lending portfolios.  The Provision in 2008 and 2007 was recorded in order to maintain the Allowance at levels considered appropriate to cover credit losses inherent in the lending process.  For further discussion on the Allowance, see the “Corporate Risk Profile – Reserve for Credit Losses” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Noninterest Income

Noninterest income increased by $25.2 million or 41% in the first quarter of 2008 compared to the first quarter of 2007, with growth in all categories except trust and asset management income.

Trust and asset management income decreased by $0.7 million or 5% in the first quarter of 2008 compared to the first quarter of 2007, primarily due to a $0.4 million decrease in fees from accounts under management.  Although we generated $0.2 million in fees from new accounts under management, our management fees are also affected by the market value of assets under administration.  Total trust assets under administration were $12.4 billion as of March 31, 2008 and $13.0 billion as of March 31, 2007.  The lower value of trust assets under administration was consistent with the decline in the equity markets over this period of time.

Mortgage banking income increased by $0.9 million or 27% in the first quarter of 2008 compared to the first quarter of 2007.  The increase was primarily due to higher loan origination and loan application volume.  Residential mortgage loan originations were $284.3 million in the first quarter of 2008, a $80.2 million or 39% increase compared to the first quarter of 2007.  The increase in loan origination volume over this period was primarily due to refinancing activity as a result of lower interest rates.  Gains related to the servicing value inherent in our loans at the commitment date and gains on originated mortgage servicing rights collectively increased by $1.7 million in the first quarter of 2008 compared to the first quarter of 2007.  Gains on the sale of residential mortgage loans also increased by $0.9 million in the first quarter of 2008 compared to the first quarter of 2007.  Loan sales were $144.8 million in the first quarter of 2008, a $72.0 million increase compared to the first quarter of 2007.  These increases were partially offset by a $1.2 million decrease in the net change in the estimated fair value of our mortgage servicing rights and our trading securities (“Designated Securities”).  Our Designated Securities are used to economically hedge the change in fair value of our mortgage servicing rights.  The decrease in the fair value of our mortgage servicing rights occurred as mortgage rates decreased over this period resulting in higher realized and expected prepayment speeds.  The fair value of our Designated Securities increased over this time period as we experienced decreases in interest rates.  Losses in the value of our derivative written loan commitments in the first quarter of 2008 compared to the first quarter of 2007 also contributed to a $0.6 million decrease in mortgage banking income.

Service charges on deposit accounts increased by $1.1 million or 10% in the first quarter of 2008 compared to the first quarter of 2007.  This was primarily due to a $0.7 million increase in account analysis fees on analyzed business checking accounts as a result of lower earnings credit rates on customer accounts.  The increase in service charges on deposit accounts was also due to $0.6 million in higher overdraft fees as a result of fee schedule changes implemented in the third quarter of 2007 as well as an increase in the number of transactional deposit accounts.

Insurance income increased by $0.9 million or 15% in the first quarter of 2008 compared to the first quarter of 2007.  This was primarily due to a $0.8 million increase in contingent commission income and a $0.3 million increase in income from annuity and life insurance products.

Other noninterest income increased by $22.8 million in the first quarter of 2008 compared to the first quarter of 2007.  This was primarily due to the $13.7 million gain from the mandatory redemption of our Visa shares and the $11.6 million gain on the sale of our equity interest in an aircraft lease in March 2008.  See Note 7 to the Consolidated Financial Statements (Unaudited) for more information on the mandatory redemption of our Visa shares.  The lessee in the aircraft lease exercised its early buyout option which resulted in a gain in the first quarter of 2008.  See Note 5 to the Consolidated Financial Statements (Unaudited) for more information on the sale of our equity interest in the aircraft lease.  In the first quarter of 2007, we recognized a $2.3 million gain on the sale of leased equipment.  See the “Corporate Risk Profile – Credit Risk” section in MD&A for more discussion on our remaining air transportation credit exposure.

Noninterest Expense

Noninterest expense increased by $11.3 million or 14% in the first quarter of 2008 compared to the first quarter of 2007.

Table 4 presents the components of salaries and benefits expense for the first quarter of 2008 and 2007.

Salaries and Benefits (Unaudited)	Table 4
	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Salaries	$28,903	$28,124
Incentive Compensation	6,267	3,619
Cash for Stock Grants	4,640	—
Share-Based Compensation	1,648	1,227
Commission Expense	1,873	1,993
Retirement and Other Benefits	5,226	3,769
Payroll Taxes	3,414	3,522
Medical, Dental, and Life Insurance	2,499	2,238
Separation Expense	1,003	914
Total Salaries and Benefits	$55,473	$45,406

Salaries and benefits expense increased primarily due to the accrual of $9.0 million related to cash awards to purchase our stock and earnings-based incentive compensation in the first quarter of 2008 compared to the first quarter of 2007.  Of this amount, $4.6 million of the increase related to a change in our practice of equity compensation for senior management.  Instead of restricted stock, senior officers, other than executive officers, generally will receive cash grants to encourage them to purchase common stock.  We expect that these cash grants to senior officers will be paid in the second quarter of 2008.  Also contributing to higher salaries and benefits in the first quarter of 2008 were $0.9 million related to merit increases to base salaries.

Other noninterest expense increased by $1.0 million or 5% in the first quarter of 2008 compared to the first quarter of 2007.  The net increase in noninterest expense was primarily due to:

•                  $3.0 million increase in our legal contingency accruals;

•                  $2.3 million contribution to the Bank of Hawaii Charitable Foundation and other charitable organizations;

•                  $1.0 million increase related to the call premium accrual on our Capital Securities;

•                  $0.5 million increase in our mileage program travel expense; and

•                  $5.6 million reversal of previously recorded contingency accruals related to Visa legal matters.

See Note 7 to the Consolidated Financial Statements (Unaudited) for more discussion on the reversal of the Visa contingency accruals.

Provision for Income Taxes

See Note 6 to the Consolidated Financial Statements (Unaudited) for information on the provision for income taxes.

Analysis of Statements of Condition

Investment Securities

Table 5 presents the amortized cost and estimated fair value of our available-for-sale and held-to-maturity investment securities as of March 31, 2008, December 31, 2007, and March 31, 2007.

Investment Securities (Unaudited)		Table 5
(dollars in thousands)	Amortized Cost	Fair Value
March 31, 2008
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,946	$1,998
Debt Securities Issued by States and Political Subdivisions	48,840	49,586
Debt Securities Issued by U.S. Government-Sponsored Enterprises	350,658	352,490
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,809,715	1,837,191
Non-Agencies	342,457	326,245
Total Mortgage-Backed Securities	2,152,172	2,163,436
Other Debt Securities	104,284	104,776
Total	$2,657,900	$2,672,286
Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$6	$6
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	277,250	277,530
Total	$277,256	$277,536

December 31, 2007
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$3,295	$3,325
Debt Securities Issued by States and Political Subdivisions	47,620	47,910
Debt Securities Issued by U.S. Government-Sponsored Enterprises	294,223	295,464
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,678,828	1,684,471
Non-Agencies	312,973	304,440
Total Mortgage-Backed Securities	1,991,801	1,988,911
Other Debt Securities	228,421	227,580
Total	$2,565,360	$2,563,190
Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$6	$6
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	292,571	287,638
Total	$292,577	$287,644

March 31, 2007
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$4,039	$4,017
Debt Securities Issued by States and Political Subdivisions	47,152	47,116
Debt Securities Issued by U.S. Government-Sponsored Enterprises	325,239	324,789
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,424,763	1,411,029
Non-Agencies	350,872	344,777
Total Mortgage-Backed Securities	1,775,635	1,755,806
Other Debt Securities	311,420	306,804
Total	$2,463,485	$2,438,532
Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$30	$31
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	349,633	340,605
Total	$349,663	$340,636

The carrying value of our investment securities, excluding trading securities, was $2.9 billion as of March 31, 2008 and December 31, 2007, and $2.8 billion as of March 31, 2007.  Investment securities with a carrying value of $1.9 billion as of March 31, 2008, $1.7 billion as of December 31, 2007, and $1.8 billion as of March 31, 2007, which approximates fair value, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.  Investment securities pledged where the secured party has the right to sell or repledge the investment securities were $766.1 million as of March 31, 2008, $650.4 million as of December 31, 2007, and $765.6 million as of March 31, 2007.

As of March 31, 2008, all of our mortgage-backed securities issued by non-agencies were prime jumbo, AAA-rated, with an average current amortized loan-to-value ratio of 60%.  As of March 31, 2008, 97% of the fair value of our mortgage-backed securities issued by non-agencies was originated prior to 2006 and the weighted average credit support was 4.65%.  Loans past due 90 days or more, underlying the mortgage-backed securities issued by non-agencies, represented approximately 47 basis points of par value outstanding or approximately $1.6 million as of March 31, 2008.  As of March 31, 2008, there were no “sub-prime” or “Alt-A” securities in our mortgage-backed securities.

Table 6 presents our temporarily impaired investment securities as of March 31, 2008, December 31, 2007, and March 31, 2007.

Temporarily Impaired Investment Securities (Unaudited)						Table 6
	Temporarily Impaired		Temporarily Impaired
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2008
Debt Securities Issued by States and Political Subdivisions	$2,773	$(32)	$1,142	$(18)	$3,915	$(50)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,584	(13)	1,205	(12)	2,789	(25)
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	257,088	(1,022)	133,226	(1,421)	390,314	(2,443)
Non-Agencies	153,400	(5,031)	152,808	(11,554)	306,208	(16,585)
Total Mortgage-Backed Securities	410,488	(6,053)	286,034	(12,975)	696,522	(19,028)
Total Temporarily Impaired Investment Securities
March 31, 2008	$414,845	$(6,098)	$288,381	$(13,005)	$703,226	$(19,103)
December 31, 2007	$150,249	$(616)	$1,325,002	$(21,445)	$1,475,251	$(22,061)
March 31, 2007	$79,696	$(346)	$2,196,416	$(39,778)	$2,276,112	$(40,124)

The decrease in our temporarily impaired investment securities and related gross unrealized losses as of March 31, 2008 compared to December 31, 2007 was primarily due to changes in interest rates over this time period.  A lower interest rate environment as of March 31, 2008, compared to December 31, 2007, favorably impacted the fair value of investment securities as of March 31, 2008.  The decrease in our temporarily impaired investment securities and related gross unrealized losses as of March 31, 2008 compared to March 31, 2007 was primarily due to the run-off and pay-downs on investment securities as well as favorable interest rate movements over this time period.

The gross unrealized losses reported for mortgage-backed securities relate to investment securities issued by U.S.

government-sponsored enterprises, such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.  The gross unrealized losses reported for mortgage-backed securities also include investment securities issued by private issuers (“non-agencies”).  We do not believe that the investment securities that were in an unrealized loss position as of March 31, 2008, which was comprised of 74 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company has both the intent and ability to hold the investment securities for a period of time necessary to recover the amortized cost.

Loans and Leases

Table 7 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances (Unaudited)					Table 7
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2008	2007	2007 [1]	2007 [1]	2007 [1]
Commercial
Commercial and Industrial	$1,079,772	$1,054,355	$1,065,258	$1,065,155	$1,042,174
Commercial Mortgage	650,638	634,483	627,329	619,668	611,784
Construction	190,521	208,670	254,062	261,478	245,951
Lease Financing	465,945	481,882	478,988	480,358	460,837
Total Commercial	2,386,876	2,379,390	2,425,637	2,426,659	2,360,746
Consumer
Residential Mortgage	2,530,207	2,508,261	2,510,313	2,505,073	2,495,141
Home Equity	967,146	972,995	953,713	938,261	938,135
Automobile	430,920	443,011	440,525	425,672	424,062
Other [2]	264,188	277,204	269,727	270,461	289,068
Total Consumer	4,192,461	4,201,471	4,174,278	4,139,467	4,146,406
Total Loans and Leases	$6,579,337	$6,580,861	$6,599,915	$6,566,126	$6,507,152

[1] Certain prior period information has been reclassified to conform to current presentation.
[2] Comprised of other revolving credit, installment, and lease financing.

The increase in total commercial loans and leases from December 31, 2007 was primarily due to a $25.4 million increase in the commercial and industrial loan category, which lends primarily to corporations, middle market, and small businesses in Hawaii.  This was partially offset by a $15.9 million decrease in lease financing balances primarily due to the exercise of an early buy-out option by one of our aircraft lessees.  The decrease in consumer loans and leases from December 31, 2007 occurred in all categories except mortgage lending, consistent with signs of slowing in the Hawaii economy.

The increase in total commercial loans and leases from March 31, 2007 was primarily due to the increase in commercial and industrial and commercial mortgage loans, which were made primarily to companies that conduct business in Hawaii.  These increases were partially offset by the decrease in construction loans, which was a result of the movement of loans from the construction loan category into the commercial mortgage category as development projects were completed.  The increase in total consumer loans and leases from March 31, 2007 was primarily due to the increase in residential mortgage and home equity loans reflecting lower trending interest rates over this period.

Table 8 presents the composition of our loan and lease portfolio by geographic area as of March 31, 2008, December 31, 2007, and March 31, 2007.

Geographic Distribution of Loan and Lease Portfolio (Unaudited)			Table 8
	March 31,	December 31,	March 31,
(dollars in thousands)	2008	2007 [1]	2007 [1]
Commercial
Hawaii
Commercial and Industrial	$718,457	$695,141	$688,151
Commercial Mortgage	564,719	548,423	522,212
Construction	178,958	197,762	230,966
Lease Financing	55,498	55,697	50,798
Mainland U.S. [2]
Commercial and Industrial	205,122	202,203	192,796
Commercial Mortgage	4,953	5,129	5,850
Construction	10,278	9,932	12,730
Lease Financing	391,303	395,419	379,486
Guam
Commercial and Industrial	74,736	75,239	65,427
Commercial Mortgage	76,220	76,301	80,761
Construction	1,285	976	2,252
Other Pacific Islands
Commercial and Industrial	16,693	17,771	21,256
Commercial Mortgage	2,529	2,629	2,961
Construction	—	—	3
Foreign [3]
Commercial and Industrial	64,764	64,001	74,544
Commercial Mortgage	2,217	2,001	—
Lease Financing	19,144	30,766	30,553
Total Commercial	2,386,876	2,379,390	2,360,746
Consumer
Hawaii
Residential Mortgage	2,296,061	2,269,670	2,251,564
Home Equity	911,064	915,820	873,375
Automobile	294,410	308,706	319,775
Other [4]	193,915	201,323	206,670
Mainland U.S. [2]
Home Equity	35,445	37,878	47,688
Automobile	48,667	40,679	6,612
Guam
Residential Mortgage	225,503	230,017	234,663
Home Equity	17,148	15,671	12,868
Automobile	78,403	83,491	84,163
Other [4]	34,679	36,767	39,098
Other Pacific Islands
Residential Mortgage	8,643	8,574	8,914
Home Equity	3,489	3,626	4,204
Automobile	9,440	10,135	13,512
Other [4]	35,588	39,090	42,205
Foreign [3]
Other [4]	6	24	1,095
Total Consumer	4,192,461	4,201,471	4,146,406
Total Loans and Leases	$6,579,337	$6,580,861	$6,507,152

[1]	Certain prior period information has been reclassified to conform to current presentation.
[2]

For secured loans and leases, classification as Mainland U.S. is made based on where the collateral is located.  For unsecured loans and leases, classification as Mainland U.S. is made based on the location where the majority of the borrower’s business operations are conducted.

[3]	Loans and leases classified as Foreign represents those which are recorded in the Company’s international business units.
[4]	Comprised of other revolving credit, installment, and lease financing.

Our commercial and consumer lending activities are concentrated primarily in Hawaii and the Pacific Islands.  Our commercial loan and lease portfolio to borrowers based on the mainland U.S. includes participation in shared national credits and leveraged lease financing.  Our consumer loan and lease portfolio includes limited lending activities on the mainland U.S.

Other Assets

Table 9 presents the major components of our other assets as of March 31, 2008, December 31, 2007, and March 31, 2007.

Other Assets (Unaudited)			Table 9
	March 31,	December 31,	March 31,
(dollars in thousands)	2008	2007	2007 [1]
Bank-Owned Life Insurance	$190,852	$188,888	$182,924
Federal Home Loan Bank and Federal Reserve Bank Stock	79,494	79,494	79,415
Low Income Housing Investments and Other Equity Investment	36,133	36,376	21,980
Accounts Receivable	25,265	26,748	21,446
Federal Tax Deposit	61,000	61,000	61,000
Other	50,942	40,626	38,974
Total Other Assets	$443,686	$433,132	$405,739

1  Certain prior period information has been reclassified to conform to current presentation.

The increase in other assets from December 31, 2007 was primarily due to higher balances in customer-related receivable accounts which have equal and off-setting amounts recorded in other liabilities.  The increase in other assets from March 31, 2007 was primarily due to the funding of $15.8 million in new low income housing investments and continued growth in Bank-Owned Life Insurance (“BOLI”) assets from earnings.

We continue to maintain the federal tax deposit with the Internal Revenue Service (the “IRS”) relating to their review of our Lease In-Lease Out (“LILO”) and Sale In-Lease Out (“SILO”) transactions.  The placement of the deposit with the IRS reduced the accrual of additional interest and penalties, which was higher than our funding costs, associated with the potential underpayment of income taxes related to these transactions.  During the second quarter of 2007, we reached an agreement with the IRS that effectively settled the matter related to the Company’s LILO transaction.  We expect that the federal tax deposit will be reduced when the final adjustments are processed by the IRS.

Deposits

As of March 31, 2008, total deposits were $8.1 billion, an increase of $160.5 million or 2% from December 31, 2007 and an increase of $149.9 million or 2% from March 31, 2007.  Core deposit balances (comprised of noninterest-bearing demand, interest-bearing demand, and savings accounts) increased by $178.0 million or 3% from December 31, 2007 and increased by $138.1 million or 2% from March 31, 2007.  The increase in our core deposit balances was primarily due to customers moving their balances to more liquid accounts.  A contributing market factor for this increase was the volatility in the financial markets and a decline in the equity markets in the first quarter of 2008.  We also benefited from a successful bonus-rate savings campaign during the first quarter of 2008.  Time deposits remained relatively stable at $1.7 billion as of March 31, 2008, December 31, 2007, and March 31, 2007, despite declining short-term interest rates over this period.

Table 10 presents the composition of our savings deposits as of March 31, 2008, December 31, 2007, and March 31, 2007.

Savings Deposits (Unaudited)			Table 10
	March 31,	December 31,	March 31,
(dollars in thousands)	2008	2007	2007
Money Market	$1,048,154	$1,061,808	$1,078,666
Regular Savings	1,680,719	1,568,663	1,569,829
Total Savings Deposits	$2,728,873	$2,630,471	$2,648,495

Table 11 presents our average balance of time deposits of $100,000 or more as of March 31, 2008, December 31, 2007, and March 31, 2007.

Average Time Deposits of $100,000 or More (Unaudited)			Table 11
	Three Months Ended
(dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007 [1]
Average Time Deposits	$1,009,007	$983,389	$986,814

1  Certain prior period information has been reclassified to conform to current presentation.

Borrowings and Long-Term Debt

Borrowings, including funds purchased and other short-term borrowings, were $33.5 million as of March 31, 2008.  This represented a decrease of $52.3 million or 61% from December 31, 2007 and a decrease of $42.3 million or 56% from March 31, 2007.  The decreases in these borrowing instruments were primarily due to additional liquidity from our core deposits and borrowings from securities sold under agreements to repurchase.

Long-term debt was $239.4 million as of March 31, 2008.  This represented an increase of $4.0 million or 2% from December 31, 2007 and a decrease of $20.9 million or 8% from March 31, 2007.  The increase from December 31, 2007 was primarily due to the adoption of SFAS No. 159 on January 1, 2008, which resulted in a $4.2 million carrying value adjustment to fair value on our subordinated notes. See

Notes 1 and 4 to the Consolidated Financial Statements (Unaudited) for more information on SFAS No. 159.  Also, in March 2008, we exercised our call option and issued notification to the holders of our $26.4 million in Capital Securities.  As a result, we accrued for a $1.0 million call premium in March 2008.  We expect that this liability will be extinguished on or about May 15, 2008.  The decrease in long-term debt from March 31, 2007 was primarily due to the maturity of a $25.0 million Federal Home Loan Bank of Seattle (“FHLB”) advance in the third quarter of 2007.  Further discussion of borrowings is included in the “Corporate Risk Profile – Liquidity Management” section of MD&A.

Securities Sold Under Agreements to Repurchase

Table 12 presents the composition of our securities sold under agreements to repurchase as of March 31, 2008, December 31, 2007, and March 31, 2007.

Securities Sold Under Agreements to Repurchase (Unaudited)			Table 12
	March 31,	December 31,	March 31,
(dollars in thousands)	2008	2007	2007
Government Entities	$581,962	$429,340	$350,393
Private Institutions	650,000	600,000	700,000
Total Securities Sold Under Agreements to Repurchase	$1,231,962	$1,029,340	$1,050,393

The increase in securities sold under agreements to repurchase from December 31, 2007 and March 31, 2007 was primarily due to additional placements with government entities that provided for additional sources of liquidity.  As of March 31, 2008, $425.0 million of securities sold under agreements to repurchase placed with private institutions were indexed to the London Inter Bank Offering Rate (“LIBOR”) with the remaining $225.0 million at fixed interest rates.  The remaining terms of the agreements with private institutions range from five to 13 years.  However, the private institutions have the right to terminate the agreements on predetermined dates.  If the agreements with private institutions are not terminated by the predetermined dates, the interest rates on the agreements become fixed, at rates ranging from 2.98% to 5.00%, for the remaining term of the respective agreements.  As of March 31, 2008, the weighted average interest rate for outstanding agreements with private institutions was 3.15%.

Shareholders’ Equity

As of March 31, 2008, shareholders’ equity was $766.7 million, an increase of $16.5 million or 2% from December 31, 2007 and a $55.7 million or 8% increase from March 31, 2007.  The increase in shareholders’ equity from December 31, 2007 was primarily due to current period earnings of $57.2 million and the change in our investment securities available-for-sale, net of tax, of $10.6 million, which was attributable to a lower interest rate environment as of March 31, 2008 compared to December 31, 2007.  The increase in shareholders’ equity was partially offset by $32.9 million in common stock repurchases and by $21.2 million in cash dividends paid.  Further discussion of our capital structure is included in the “Corporate Risk Profile – Capital Management” section of MD&A.

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

We evaluate several performance measures of the business segments, the most important of which are net income after capital charge (“NIACC”) and risk adjusted return on capital (“RAROC”).  NIACC is economic net income less a charge for the cost of allocated capital.  The cost of allocated capital is determined by multiplying our estimate of a shareholder’s minimum required rate of return on the cost of capital invested (10% for 2008, 11% for 2007) by the segment’s allocated equity.  We assume a cost of capital that is equal to a risk-free rate plus a risk premium.  RAROC is the ratio of economic net income to risk-adjusted equity.  Equity is allocated to each business segment based on an assessment of its inherent risk.  The net interest income of the business segments reflect the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to our overall asset and liability management activities on a proportionate basis.  The basis for the allocation of net interest income is a function of our assumptions that are subject to change based on changes in current interest rates and market conditions.  Funds transfer pricing also serves to transfer interest rate risk to Treasury.  However, the other business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions within guidelines.  Allocated net income for each business segment includes a Provision.  For business segment reporting purposes, the Provision is reversed and is replaced by an economic provision.  The economic provision is a statistically derived estimate of annual expected credit losses over an economic cycle.

We consider NIACC to be a measure of shareholder value creation.  Our consolidated

NIACC was $43.6 million for the first quarter of 2008 compared to $26.1 million for first quarter of 2007.  The increase in NIACC was primarily due to the previously noted gains related to Visa as well as the gains related to the sale of our equity interest in an aircraft lease.  This was partially offset by accruals made in the first quarter of 2008 related to employee incentives, charitable contributions, the call premium on our Capital Securities, and legal contingency accruals.  The increase in the Provision did not impact NIACC since it is replaced by an economic provision.  For the first quarter of 2008, the economic provision was relatively flat compared to the first quarter of 2007.

Table 13 summarizes our NIACC and RAROC for the first quarter of 2008 and 2007.

Business Segment Selected Financial Information (Unaudited)						Table 13
	Retail	Commercial	Investment			Consolidated
(dollars in thousands)	Banking	Banking	Services	Total	Treasury	Total
Three Months Ended March 31, 2008
Net Interest Income (Loss)	$58,423	$42,835	$3,870	$105,128	$(2,948)	$102,180
Provision for Credit Losses	2,922	3,256	—	6,178	8,249	14,427
Net Interest Income (Loss) After Provision for Credit Losses	55,501	39,579	3,870	98,950	(11,197)	87,753
Noninterest Income	28,546	22,249	18,261	69,056	17,069	86,125
Noninterest Expense	(43,769)	(24,721)	(16,863)	(85,353)	(8,079)	(93,432)
Income (Loss) Before Provision for Income Taxes	40,278	37,107	5,268	82,653	(2,207)	80,446
Provision for Income Taxes	(14,903)	(13,736)	(1,949)	(30,588)	7,357	(23,231)
Allocated Net Income	25,375	23,371	3,319	52,065	5,150	57,215
Allowance Funding Value	(176)	(845)	(13)	(1,034)	1,034	—
Provision for Credit Losses	2,922	3,256	—	6,178	8,249	14,427
Economic Provision	(2,143)	(3,236)	(83)	(5,462)	(1)	(5,463)
Tax Effect of Adjustments	(223)	305	35	117	(3,434)	(3,317)
Income Before Capital Charge	25,755	22,851	3,258	51,864	10,998	62,862
Capital Charge	(4,778)	(4,097)	(1,475)	(10,350)	(8,955)	(19,305)
Net Income After Capital Charge (NIACC)	$20,977	$18,754	$1,783	$41,514	$2,043	$43,557

RAROC (ROE for the Company)	54%	56%	22%	50%	56%	30%

Total Assets as of March 31, 2008	$3,681,693	$3,066,272	$232,882	$6,980,847	$3,841,954	$10,822,801

Three Months Ended March 31, 2007 [1]
Net Interest Income	$54,401	$39,171	$3,525	$97,097	$1,040	$98,137
Provision for Credit Losses	1,545	1,098	—	2,643	(12)	2,631
Net Interest Income After Provision for Credit Losses	52,856	38,073	3,525	94,454	1,052	95,506
Noninterest Income	25,580	12,213	19,147	56,940	4,020	60,960
Noninterest Expense	(41,334)	(22,920)	(15,683)	(79,937)	(2,186)	(82,123)
Income Before Provision for Income Taxes	37,102	27,366	6,989	71,457	2,886	74,343
Provision for Income Taxes	(13,727)	(9,873)	(2,586)	(26,186)	(822)	(27,008)
Allocated Net Income	23,375	17,493	4,403	45,271	2,064	47,335
Allowance Funding Value	(146)	(757)	(10)	(913)	913	—
Provision for Credit Losses	1,545	1,098	—	2,643	(12)	2,631
Economic Provision	(1,869)	(3,275)	(81)	(5,225)	—	(5,225)
Tax Effect of Adjustments	174	1,085	34	1,293	(333)	960
Income Before Capital Charge	23,079	15,644	4,346	43,069	2,632	45,701
Capital Charge	(5,084)	(4,479)	(1,533)	(11,096)	(8,459)	(19,555)
Net Income (Loss) After Capital Charge (NIACC)	$17,995	$11,165	$2,813	$31,973	$(5,827)	$26,146

RAROC (ROE for the Company)	51%	39%	32%	43%	8%	27%

Total Assets as of March 31, 2007 [1]	$3,597,814	$3,039,943	$211,239	$6,848,996	$3,642,961	$10,491,957

1  Certain prior period information has been reclassified to conform to current presentation.

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan products include residential mortgage loans, home equity lines of credit, personal lines of credit, and installment loans.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also provides merchant services to its small business customers.  Products and services from Retail Banking are delivered to customers through 71 Hawaii branch locations, 411 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.  This segment also offers retail property and casualty insurance products.

Financial measures improved for the first quarter of 2008 compared to the first quarter of 2007 primarily due to higher net interest income and noninterest income.  The $4.0 million increase in net interest income was primarily due to a reduction in funding costs coupled with an increase in the earnings credit on the segment’s deposit portfolio, which was partially offset by lower average deposit balances.  The $3.0 million increase in noninterest income was primarily due to higher mortgage banking income from an increase in mortgage loan originations.  Also contributing to the favorable variance was higher fee income from an increase in the number of transactional deposit accounts as well as debit card transactions.  These positive trends were partially offset by a $2.4 million increase in noninterest expense, primarily resulting from higher debit card and salaries expense as well as higher allocated expenses related to cash awards to purchase our stock and earnings-based incentive compensation that were accrued for in the first quarter of 2008.  Retail Banking’s economic provision and capital charge remained relatively unchanged for the first quarter of 2008 compared to the first quarter of 2007.

Commercial Banking

Commercial Banking offers products including corporate banking and commercial real estate loans, lease financing, auto dealer financing, automobile loans and leases, deposit and cash management products, and wholesale property and casualty insurance products.  Lending, deposit, and cash management services are offered to middle-market and large companies in Hawaii.  Commercial real estate mortgages are focused on customers that include investors, developers, and builders domiciled in Hawaii.  Commercial Banking also includes international banking and operations at our 12 branches in the Pacific Islands.

Financial measures improved for the first quarter of 2008 compared to the first quarter of 2007 primarily due to an increase in noninterest income and net interest income.  The $10.0 million increase in noninterest income was primarily due to an $11.6 million gain on the sale of our equity interest in an aircraft lease and higher fee income on our wholesale property and casualty insurance products.  The $3.7 million improvement in net interest income was due to a reduction in funding costs along with growth in the International Banking deposit portfolio.  Noninterest expense increased by $1.8 million primarily due to higher allocated expenses related to cash awards to purchase our stock and earnings-based incentive compensation that were accrued for in the first quarter of 2008.

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

Financial measures decreased for the first quarter of 2008 compared to the first quarter of 2007 primarily due to a decrease in noninterest income and an increase in noninterest expense.

The $0.9 million decrease in noninterest income was primarily due to a decrease in fees from accounts under management.  The decrease in fees was consistent with the decline in the equity markets over this period of time.  The $1.2 million increase in noninterest expense was primarily due to higher allocated expenses related to cash awards to purchase our stock and earnings-based incentive compensation that were accrued for in the first quarter of 2008.

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

Financial measures improved for the first quarter of 2008 compared to the first quarter of 2007 primarily due to an increase in noninterest income, partially offset by a decrease in net interest income and an increase in noninterest expense.  The $13.0 million increase in noninterest income was primarily due to the $13.7 million gain from the mandatory redemption of our Visa shares.  The $4.0 million decrease in net interest income was primarily due to a reduction in loan funding charges allocated to the businesses, partially offset by an increase in the volume of available-for-sale investments and a decrease in the cost of short-term borrowings.  The $5.9 million increase in noninterest expense was primarily due to various accruals (cash awards to purchase our stock and earnings-based incentive compensation, legal contingencies, and a contribution to the Bank of Hawaii Charitable Foundation and other charitable organizations) partially offset by the reversal of the previously recorded Visa liability.  The capital charge increased by $0.5 million for the first quarter of 2008 compared to the first quarter of 2007 primarily due to an increase in excess equity held by the Company.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury provided a wide-range of support to our other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

Our overall credit risk position remained strong during the first quarter of 2008, with low, albeit increasing, levels of internally criticized loans and leases and non-performing assets.  During the first quarter of 2008, we have experienced higher than expected delinquencies and migration to loss in segments of our loan portfolio.

Our credit risk profile reflects the relative strength of the Hawaii economy.  There are signs that the local economy is slowing, as economic forecasts are now projecting slow to almost no growth in 2008.  Visitor arrivals are expected to decline for the second consecutive year.  Unemployment is expected to increase from record low levels.  Trends in the construction and real estate industries are also softening.  The slowing economy in Hawaii is expected to result in higher delinquencies and loss rates in our small business and unsecured consumer based portfolios.

Table 14 summarizes our air transportation credit exposure as of March 31, 2008, December 31, 2007, and March 31, 2007.  As of March 31, 2008, included in our commercial lending portfolio are nine leveraged leases on aircraft that were originated in the 1990’s and prior.  Outstanding credit exposure related to these leases was $72.7 million as of March 31, 2008.  Our air transportation credit exposure decreased in the first quarter of 2008 due to the previously mentioned sale of our equity interest in an aircraft lease.  However, relative to our total loan and lease portfolio, domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, and marginal pricing power.  We believe that higher fuel costs, coupled with a slowing mainland economy, will place additional pressure on the financial health of air transportation carriers for the foreseeable future.  The current downturn in the financial markets and the sudden bankruptcies of several air transportation carriers are examples of national macro economic conditions that are placing additional strains on air transportation carriers.  In the evaluation of the Reserve for Credit Losses (the “Reserve”), management continues to consider the ongoing financial concerns about the air transportation industry.

Air Transportation Credit Exposure [1] (Unaudited)			Table 14
	March 31,	December 31,	March 31,
(dollars in thousands)	2008	2007	2007
Passenger Carriers Based In the United States	$61,190	$64,947	$65,731
Passenger Carriers Based Outside the United States	7,258	19,078	19,326
Cargo Carriers	13,472	13,390	13,254
Total Air Transportation Credit Exposure	$81,920	$97,415	$98,311

1 Exposure includes loans, leveraged leases, and operating leases.

Non-Performing Assets

Table 15 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More (Unaudited)					Table 15
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2008	2007	2007 [1]	2007 [1]	2007 [1]
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$794	$598	$359	$265	$273
Commercial Mortgage	—	112	123	130	38
Lease Financing	504	297	—	914	—
Total Commercial	1,298	1,007	482	1,309	311
Consumer
Residential Mortgage	3,235	2,681	3,237	3,844	4,345
Home Equity	1,187	1,414	436	899	476
Other [2]	31	—	—	214	242
Total Consumer	4,453	4,095	3,673	4,957	5,063
Total Non-Accrual Loans and Leases	5,751	5,102	4,155	6,266	5,374
Foreclosed Real Estate	294	184	105	48	462
Total Non-Performing Assets	$6,045	$5,286	$4,260	$6,314	$5,836

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$24	$—	$—	$—	$—
Lease Financing	—	—	—	—	4
Consumer
Residential Mortgage	3,892	4,884	639	188	706
Home Equity	328	413	115	60	219
Automobile	865	1,174	734	397	533
Other [2]	725	1,112	944	761	918
Total Consumer	5,810	7,583	2,432	1,406	2,376
Total Accruing Loans and Leases Past Due 90 Days or More	$5,834	$7,583	$2,432	$1,406	$2,380

Total Loans and Leases	$6,579,337	$6,580,861	$6,599,915	$6,566,126	$6,507,152

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.09%	0.08%	0.06%	0.10%	0.08%

Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.09%	0.08%	0.06%	0.10%	0.09%

Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases	0.05%	0.04%	0.02%	0.05%	0.01%

Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Foreclosed Real Estate	0.11%	0.10%	0.09%	0.12%	0.13%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases	0.18%	0.20%	0.10%	0.12%	0.13%

Quarter to Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$5,286	$4,260	$6,314	$5,836	$6,407
Additions	2,614	1,866	662	2,279	1,548
Reductions
Payments	(386)	(256)	(1,741)	(804)	(1,150)
Return to Accrual Status	(944)	(214)	(787)	(473)	(435)
Sales of Foreclosed Real Estate	—	(161)	(48)	(326)	(56)
Charge-offs/Write-downs	(525)	(209)	(140)	(198))	(478)
Total Reductions	(1,855)	(840)	(2,716)	(1,801)	(2,119)
Balance at End of Quarter	$6,045	$5,286	$4,260	$6,314	$5,836

[1] Certain prior period information has been reclassified to conform to current presentation.
[2] Comprised of other revolving credit, installment, and lease financing.

NPAs are comprised of non-accrual loans and leases and foreclosed real estate.  The $0.8 million increase in NPAs from December 31, 2007 was primarily due to additions to non-accrual status of $1.0 million in residential mortgage loans, $0.2 million in commercial and industrial loans, and $0.3 million in commercial leases, secured by equipment, in the first quarter of 2008.  The $0.2 million increase in NPAs from March 31, 2007 was primarily due to the additions to non-accrual status of $1.1 million in home equity loans and $0.5 million in commercial leases, secured by equipment, over this period.  This was partially offset by the return to accrual status of $2.6 million in residential mortgage loans over this period.  We do not expect to incur material losses on these loans and leases.

Included in NPAs are loans and leases that we consider impaired.  Impaired loans and leases are defined as those which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan or lease agreement.  Impaired loans and leases were less than $0.1 million as of March 31, 2008 and $0.1 million as of December 31, 2007.  We had no impaired loans and leases as of March 31, 2007.

Credit quality in our commercial and mortgage-related consumer lending portfolios remained strong in the first quarter of 2008.  Residential mortgage and home equity lending comprise the largest components of our consumer lending portfolio.  As of March 31, 2008, the weighted average credit score for our residential mortgage loans was

754, with a significant portion of this portfolio having a loan-to-value ratio of 80% or less.  As of March 31, 2008, the weighted average credit score for our home equity loans was 747, with the majority of the portfolio having a loan-to-value ratio of 80% or less.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Consisting primarily of residential mortgage loans, automobile loans, and consumer unsecured lines of credit, accruing loans and leases past due 90 days or more were $5.8 million as of March 31, 2008, a decrease of $1.7 million from December 31, 2007 and an increase of $3.5 million from March 31, 2007.  The decrease in accruing loans and leases past due 90 days or more from December 31, 2007 was primarily due to the resolution of six residential mortgage loans and numerous other revolving credit and installment loans in the first quarter of 2008.  The increase in accruing loans and leases past due 90 days or more from March 31, 2007 was primarily due to the addition of 11 residential mortgage loans over this period.  We do not expect to incur material losses on these loans.  Commercial loans past due 90 days or more as of March 31, 2008 were nominal.

Due to the low volume of NPAs and accruing loans and leases past due 90 days or more, we anticipate some degree of variability in the balances in these categories from period to period and do not consider modest changes to be indicative of significant asset quality trends.

Reserve for Credit Losses

Table 16 presents the activity in our Reserve for the first quarter of 2008, the fourth quarter of 2007, and the first quarter of 2007.

Reserve for Credit Losses (Unaudited)			Table 16
		Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2008	2007 [1]	2007 [1]
Balance at Beginning of Period	$96,167	$96,167	$96,167
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(1,389)	(1,008)	(805)
Lease Financing	(134)	—	(22)
Consumer
Residential Mortgage	—	(122)	—
Home Equity	(806)	(333)	(102)
Automobile	(2,915)	(2,697)	(3,081)
Other [2]	(2,803)	(3,023)	(2,633)
Total Loans and Leases Charged-Off	(8,047)	(7,183)	(6,643)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	986	285	277
Commercial Mortgage	—	—	85
Lease Financing	3	3	2,081
Consumer
Residential Mortgage	78	18	135
Home Equity	21	170	65
Automobile	796	602	671
Other [2]	736	662	698
Total Recoveries on Loans and Leases Previously Charged-Off	2,620	1,740	4,012
Net Loans and Leases Charged-Off	(5,427)	(5,443)	(2,631)
Provision for Credit Losses	14,427	5,443	2,631
Balance at End of Period [3]	$105,167	$96,167	$96,167

Components
Allowance for Loan and Lease Losses	$99,998	$90,998	$90,998
Reserve for Unfunded Commitments	5,169	5,169	5,169
Total Reserve for Credit Losses	$105,167	$96,167	$96,167

Average Loans and Leases Outstanding	$6,587,918	$6,581,183	$6,561,848

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.33%	0.33%	0.16%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.52%	1.38%	1.40%

[1]	Certain prior period information has been reclassified to conform to current presentation.
[2]	Comprised of other revolving credit, installment, and lease financing.
[3]

Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the Consolidated Statements of Condition (Unaudited).

We maintain a Reserve which consists of two components, the Allowance and a Reserve for Unfunded Commitments (“Unfunded Reserve”).  The Reserve provides for the risk of credit losses inherent in the loan and lease portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, other relevant environmental and economic factors.

The level of the Allowance is adjusted by recording an expense or recovery through the Provision.  The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense.  Based on our ongoing assessment of the credit quality of the loan and lease portfolio and the economic environment, we recorded a Provision of $14.4 million in the first quarter of 2008.  The Provision exceeded net charge-offs of loans and leases for the first quarter of 2008 by $9.0 million.  The increase in the Allowance reflects increased risk in our air transportation exposure, small business, and other unsecured consumer portfolios.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of March 31, 2008, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve remained unchanged from December 31, 2007 and March 31, 2007.  The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices.  We are exposed to market risk in the normal course of conducting our business activities.  Financial products that expose us to market risk include investment securities, loans and leases, deposits, debt, and derivative financial instruments.  Our market risk management process involves measuring, monitoring, controlling, and adjusting levels of risk that can significantly impact our statements of income and condition.  In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance, while limiting volatility.  In the management of market risks, activities are categorized into “trading” and “non-trading.”

Our trading activities include trading securities that are used to manage the market risk exposure of our mortgage servicing rights which are recorded at fair value on the statement of condition.  Our trading activities also include foreign currency and foreign exchange contracts that expose us to a small degree of foreign currency risk.  Foreign currency and foreign exchange contracts are primarily executed on behalf of our customers and at times for our own account.  We also enter into interest rate swap agreements with customers to assist them in managing their interest rate risk.  However, we mitigate this risk by entering into equal and offsetting interest rate swap agreements with third parties.

Our non-trading activities include normal business transactions that expose our balance sheet to varying degrees of market risk.  Our primary market risk exposure is interest rate risk.  A key element in the process of managing market risk involves oversight by senior management and the Board of Directors as to the level of such risk.  The Board of Directors reviews and approves risk management policies, including risk limits and guidelines, and delegates oversight functions to the Asset/Liability Management Committee (“ALCO”).  The ALCO, consisting of senior business and finance officers, monitors market risk exposure and, as market conditions dictate, modifies positions as deemed appropriate.  The ALCO may also direct the use of derivative financial instruments to manage market risk.

Interest Rate Risk

The objective of the interest rate risk management process is to maximize net interest income while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.

Our statement of condition is sensitive to changes in the general level of interest rates.  This interest rate risk arises primarily from normal business activities of gathering deposits and extending loans and leases.  Many other factors also affect exposure to changes in interest rates, such as general economic and financial conditions, customer preferences, historical pricing relationships, and repricing characteristics of financial instruments.

Our earnings are affected not only by general economic conditions, but also by the monetary and fiscal policies of the U.S. government and its agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”).  The monetary policies of the FRB influence, to a significant extent, the overall growth of loans, investment securities, deposits as well as the level of interest rates earned on assets and paid for liabilities.  The nature and impact of future changes in monetary policies are generally not predictable.

In managing interest rate risk, we, through the ALCO, measure short-term and long-term sensitivities to changes in interest rates.  The ALCO utilizes several techniques to manage interest rate risk, which include shifting balance sheet mix or altering the interest rate characteristics of assets and liabilities, changing product pricing strategies, or modifying characteristics of our investment securities portfolio.  We are also authorized to use derivative financial instruments.  However, our use of derivative financial instruments has been limited over the past several years due to the natural on-balance sheet hedge arising out of offsetting interest rate exposures from loans and investment securities with deposits and other interest bearing liabilities.  In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by the ALCO.  For example, we continue to utilize our trading portfolio to offset the change in estimated fair value of our mortgage servicing rights.  Natural and offsetting hedges reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures.  Expected movements in interest rates are also considered in managing interest rate risk.  Thus, as interest rates change, we may use different techniques to manage interest rate risk.

A key element in our ongoing process to measure and monitor interest rate risk is the utilization of an asset/liability simulation model.  This model is used to estimate and measure the balance sheet’s sensitivity to changes in interest rates.  These estimates are based on assumptions regarding the behavior of loan and deposit pricing, repayment rates on mortgage-based assets, and principal amortization and maturities on other financial instruments.  The model’s analytics include the effects of standard prepayment options on mortgages and customer withdrawal options for deposits.  While such assumptions are inherently uncertain, management believes that these assumptions are reasonable.  As a result, the simulation model attempts to capture the dynamic nature of the balance sheet and provide a sophisticated estimate rather than a precise prediction of exposure to changes in interest rates.

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 17 presents, as of March 31, 2008 and 2007, an estimate of the change in net interest income during a quarterly time frame that would result from a gradual 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for net interest income without any change in strategy.  Based on the net interest income simulation as of March 31, 2008, our balance sheet was asset sensitive to parallel changes in interest rates (i.e. the yields on our assets were more sensitive to changes in interest rates than our liabilities).  As a result, our net interest income sensitivity to changes in interest rates as of March 31, 2008 was more sensitive as compared to our sensitivity profile as of March 31, 2007.  Additionally, to analyze the impact of changes in interest rates in a more realistic manner, non-parallel rate scenarios are also simulated.  These non-parallel rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve become flat or inverted for a period of time.  Conversely, if the yield curve should steepen further, net interest income may increase.

Net Interest Income Sensitivity Profile (Unaudited)			Table 17
	Change in Net Interest Income Per Quarter
(dollars in thousands)	March 31, 2008		March 31, 2007
Change in Interest Rates (basis points)
+200	$1,130	1.1%	$(697)	(0.7)%
+100	925	0.9	(299)	(0.3)
-100	(2,158)	(2.1)	(498)	(0.5)
-200	(3,596)	(3.5)	(1,393)	(1.4)

We also use a Market Value of Portfolio Equity (“MVPE”) sensitivity analysis to estimate the net present value change in our assets, liabilities, and off-balance sheet arrangements from changes in interest rates.  The MVPE was approximately $1.6 billion as of March 31, 2008 and approximately $2.0 billion in March 31, 2007.  Table 18 presents, as of March 31, 2008 and 2007, an estimate of the change in the MVPE sensitivity that would occur from an instantaneous 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve.  The MVPE sensitivity decreased in the higher interest rate change scenarios, but increased in the lower interest rate change scenarios as of March 31, 2008, compared to March 31, 2007, primarily as a result of lower short-term interest rates.  Further enhancing the MVPE sensitivity analysis are value-at-risk, key rate analysis, duration of equity, exposure to basis risk, and non-parallel yield curve shifts.  There are inherent limitations to these measures; however, used along with the MVPE sensitivity analysis, we obtain better overall insight for managing our exposure to changes in interest rates.  Based on the additional analyses, we estimate our greatest exposure is in scenarios where short-term and medium-term rates rise on a relative basis more than long-term rates (“curve flattening”) and when the spread between U.S. Treasury and LIBOR rates increase (“spread widening”).

Market Value of Equity Sensitivity Profile (Unaudited)	Table 18
	Change in Market Value of Equity
(dollars in thousands)	March 31, 2008		March 31, 2007
Change in Interest Rates (basis points)
+200	$(121,625)	(7.4)%	$(146,057)	(7.9)%
+100	(41,569)	(2.5)	(62,713)	(3.4)
-100	(53,937)	(3.3)	(4,487)	(0.2)
-200	(140,697)	(8.5)	(108,796)	(5.9)

Liquidity Management

Liquidity is managed in an effort to ensure that we have continuous access to sufficient, reasonably priced funding to conduct our business and satisfy obligations in a normal manner.

Cash and noninterest-bearing deposits, interest-bearing deposits, and funds sold provide us with readily available liquid resources.  Investment securities in our available-for-sale portfolio are also a near-term source of asset liquidity, although we do not have the intent to sell such investment securities that are currently in a gross unrealized loss position.

Asset liquidity is further enhanced by our ability to sell residential mortgage loans in the secondary market.

Core deposit balances have historically provided a sizable source of relatively stable and low-cost funds.  We are also able to utilize funds purchased, short-term borrowings, and securities sold under agreements to repurchase as a mechanism to fund growth in our loan and lease portfolio.

We are a member of the FHLB, which provides an additional source of short-term and long-term funding.  Outstanding borrowings from the

FHLB were $50.0 million as of March 31, 2008 and December 31, 2007 with a weighted average interest rate of 4.00% and $75.0 million as of March 31, 2007 with a weighted average interest rate of 3.73%.

Additionally, a $1.0 billion senior and subordinated bank note program is available.  Under this program, we may issue additional notes provided that the aggregate amount outstanding does not exceed $1.0 billion.  The unpaid principal amount of our subordinated notes outstanding under this bank note program was $125.0 million as of March 31, 2008, December 31, 2007, and March 31, 2007.  These subordinated notes accrue interest at a fixed rate of 6.875%.

Capital Management

The Parent and the Bank are subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of March 31, 2008, the Parent and the Bank were “well capitalized” under this regulatory framework.  There have been no conditions or events since March 31, 2008 that management believes have changed either the Parent’s or the Bank’s capital classifications.

As of March 31, 2008, the fair value of our subordinated notes of $128.9 million, recorded as a component of long-term debt on our statements of condition, no longer qualified as a component of Total Capital for regulatory capital purposes due to the maturity of our subordinated notes being within 12 months from March 31, 2008.  Also, as previously discussed, we exercised our option to call our remaining $26.4 million of Capital Securities in March 2008.  The Capital Securities are recorded as a component of long-term debt in the statements of condition.  We expect that this liability will be extinguished on or about May 15, 2008.  In accordance with regulatory capital guidelines, the Capital Securities qualifies as Tier 1 Capital as of March 31, 2008.

As of March 31, 2008, our leverage ratio was 6.99%.  We actively manage our capital toward a 7.00% leverage ratio.  Our ability to manage toward this leverage ratio is aided by our strong capital structure, strong earnings and core deposit base, alternative sources of liquidity, and our ongoing share repurchase program.

For the first quarter of 2008, 0.7 million shares of common stock were repurchased under our share repurchase program at an average cost of $48.03 per share, totaling $31.4 million.  From the beginning of our share repurchase program in July 2001 through March 31, 2008, we repurchased a total of 45.0 million shares of common stock and returned nearly $1.6 billion to our shareholders at an average cost of $35.27 per share.  From April 1, 2008 through April 18, 2008, we repurchased an additional 65,000 shares of common stock at an average price of $48.90 per share for a total of $3.2 million, resulting in remaining buyback authority under our share repurchase program of $59.8 million.

Table 19 presents our regulatory capital and ratios as of March 31, 2008, December 31, 2007, and March 31, 2007.

	Regulatory Capital and Ratios (Unaudited)			Table 19
		March 31,	December 31,	March 31,
	(dollars in thousands)	2008	2007	2007
	Regulatory Capital
	Shareholders’ Equity	$766,747	$750,255	$711,031
Add:	Capital Securities of Bancorp Hawaii Capital Trust I	26,425	26,425	26,425
Less:	Adjustment to Initially Apply FASB Statement No. 159, Net of Tax	(2,736)	—	—
	Goodwill	34,959	34,959	34,959
	Postretirement Benefit Liability Adjustments	8,522	8,647	6,878
	Net Unrealized Gains (Losses) on Investment Securities Available-for-Sale	9,208	(1,388)	(15,971)
	Tier 1 Capital	743,219	734,462	711,590
	Allowable Reserve for Credit Losses	88,352	88,716	90,912
	Qualifying Subordinated Debt	—	24,982	24,973
	Unrealized Gains on Investment Securities Available-for-Sale	97	59	20
	Total Regulatory Capital	$831,668	$848,219	$827,495

	Risk-Weighted Assets	$7,051,323	$7,089,846	$7,267,673

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio	10.54%	10.36%	9.79%
	Total Capital Ratio	11.79	11.96	11.39
	Leverage Ratio	6.99	7.04	6.80

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

Contractual Obligations

Our contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Credit Commitments

Our credit commitments as of March 31, 2008 were as follows:

Credit Commitments (Unaudited)					Table 20
	Less Than			After 5
(dollars in thousands)	One Year	1-3 Years	4-5 Years	Years	Total
Unfunded Commitments to Extend Credit	$675,610	$343,870	$298,813	$1,257,392	$2,575,685
Standby Letters of Credit	92,766	4,021	—	—	96,787
Commercial Letters of Credit	28,189	—	—	—	28,189
Total Credit Commitments	$796,565	$347,891	$298,813	$1,257,392	$2,700,661

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4.            Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A.                          Risk Factors

There are no material changes from the risk factors set forth under Part 1, Item 1A. “Risk Factors” in our Annual Report on
Form 10-K for the year ended December 31, 2007.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchases of equity securities for the first quarter of 2008 were as follows:

Issuer Purchases of Equity Securities (Unaudited)

			Total Number of Shares	Approximate Dollar Value
	Total Number		Purchased as Part of	of Shares that May Yet Be
	of Shares	Average Price	Publicly Announced Plans	Purchased Under the
Period	Purchased [1]	Paid Per Share	or Programs	Plans or Programs [2]
January 1 - 31, 2008	232,041	$47.09	215,000	$84,230,473
February 1 - 29, 2008	272,006	48.78	259,900	71,542,654
March 1 - 31, 2008	182,266	48.20	178,000	62,963,949
Total	686,313	$48.06	652,900

[1]

The months of January, February, and March 2008 included 17,041, 12,106, and 4,266 mature shares, respectively, purchased from employees in connection with stock option exercises. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

[2]

The Parent repurchased shares during the first quarter of 2008 pursuant to its ongoing share repurchase program that was first announced in July 2001. As of April 18, 2008, $59.8 million remained of the total $1.65 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program. The program has no set expiration or termination date.

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

Date: April 23, 2008	Bank of Hawaii Corporation

	By:	/s/ Allan R. Landon
Allan R. Landon
Chairman of the Board,
Chief Executive Officer and President

	By:	/s/ Daniel C. Stevens
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