Form 10-K/A
period 2007-12-31
BANK OF HAWAII CORP
filed 2008-04-25
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☐    No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $51.64, was approximately $2,525,188,977. There was no non-voting common equity of the registrant outstanding on that date.

As of February 20, 2008, there were 48,197,270 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2008, are incorporated by reference into Part III of this Report.

BANK OF HAWAII CORPORATION

FORM 10-K/A

for the Fiscal Year Ended December 31, 2007

EXPLANATORY NOTE

Bank of Hawaii Corporation (the “Company”) is filing this Amendment No. 1 (“the Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on February 28, 2008.  This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K. Further, this Form 10-K/A does not modify or update the disclosures in the original Form 10-K in any way other than as required to reflect the amendments set forth below.

The complete text of Items 10, 11, 12, 13, and 14 of Part III is set forth herein, including those portions of the text that have not been amended from the Company’s proxy statement dated March 14, 2008 and are incorporated by reference herein.

The principal changes are highlighted as follows:

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

•                                          Information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” has been corrected to include Richard Keene.

Item 11.  Executive Compensation

•                                          The “Summary Compensation Table” on page 13 and the table on page 15 have been corrected to include dividends earned on restricted stock, which were inadvertently omitted for the named executive officers and to correct a typographical error related to Mr. Landon’s excess plan fixed contribution.

•                                          The “Non-Qualified Deferred Compensation” table on page 18 has been corrected to include registrant contributions and footnote (3) which were inadvertently omitted and to update the aggregate earnings for Messrs. Thomas and Keene.

•                                          The “Change in Control, Termination, and Other Arrangements” table on page 25 has been corrected to include information regarding Mr. Landon’s Executive Incentive Plan payment and restricted stock grants that was inadvertently omitted and to update incorrect calculations for Messrs. Ho, Rossi, and Stevens.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

•                                          Updated certifications from the Chief Executive Officer and Chief Financial Officer are attached as Exhibits 31.1, 31.2 and 32.

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the Bank of Hawaii Corporation Proxy Statement for the annual meeting of shareholders to be held on April 25, 2008, as summarized below:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

“Board of Directors” and “Audit Committee Report.”

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

The Company has adopted a written code of ethics within the meaning of Item 406 of Regulation S-K that applies to the Parent’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. A copy of the Senior Financial Officers Code of Ethics is available on the Company’s website, www.boh.com. The Company intends to provide disclosure of any change to, or waiver from, the Company’s code of ethics for its senior financial officers via its website.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the SEC require Bank of Hawaii to disclose late filings of reports of ownership (and changes in stock ownership) of Bank of Hawaii common stock by its directors and certain officers. To our knowledge, based on review of the copies of such reports received by Bank of Hawaii and the written representations of its directors and officers, the Company believes that all of its directors and officers complied timely with those filing requirements for 2007, with the exception of Richard Keene, Mary Sellers, Donna Tanoue, and Shelley Thompson, each of whom filed one late report for one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation of our named executive officers, including the Chief Executive Officer (the “CEO”), is the responsibility of the Compensation Committee of the Board (the “Committee”).

Compensation Philosophy

The Committee believes that executive compensation should align with shareholders’ interests, link to achievement of the Company’s business plan, reinforce support for the Company’s vision and be consistent with market compensation trends after taking into account the unique circumstances facing the Company in light of geographic, demographic and economic conditions in the markets served by the

Company. The Committee also believes that compensation should recognize short and long-term performance and may include both cash and equity components. The composition of components may vary from year to year based on individual, market and other factors. There are no specific formulas to determine the mix of pay elements, or the allocation between cash and non-cash compensation or among non-cash forms of pay. As described below, neither total compensation nor any element of cash and non-cash compensation is formally benchmarked against a peer group of companies. In making compensation decisions, the Committee considers individual performance, experience in the position, breadth of duties, and pay parity among positions of comparable responsibility, and may request market data.

Compensation Process

The Committee, consistent with its Charter, determines compensation for the named executive officers. The Committee evaluates the CEO’s performance against the overall corporate business plan. With respect to compensation decisions for the other named executive officers, the Committee gives significant weight to the recommendations of the CEO.

The Committee monitors the Company’s performance throughout the year as to both financial and non-financial performance. In January, the Committee reviews the Company’s annual results and the longer-term performance trend compared to the business plan. The Committee uses this review, together with factors as described on page 7, as the basis for the annual evaluation of the CEO. The Committee’s evaluation is discussed with the full Board and then communicated to the CEO by the Lead Independent Director.

Based on similar factors and individual objectives, the CEO annually reviews the performance of each of the other named executive officers. The conclusions reached and recommendations based on those reviews, including any recommendations for salary adjustments, annual bonus awards and equity components, are presented to the Committee. The Committee considers the CEO’s recommendations. The CEO does not attend executive sessions of the Committee where his own compensation is being reviewed and determined by the Committee or the Board. The CEO is assisted by the director of human resources (herself not a named executive officer) in formulating recommendations for the named executive officers, other than for himself. The Committee has the discretion to accept, reject or modify the CEO’s recommendations. The Committee has discretion to determine the amount of equity and other compensation payable to executives based on its assessment of their performance. Rather than relying on formulaic models, the Committee believes that retaining discretion to assess performance of the CEO and other named executive officers gives the Committee members the ability to more accurately reflect individual contributions that cannot be quantified.

The Role of the Compensation Consultant

Hewitt Associates, a nationally recognized human resources and compensation consulting firm retained by the Company, continued to advise the Committee on executive compensation matters during 2007. For 2007, Hewitt Associates provided the Committee with market data for executive compensation. The market data included compensation information from Hewitt’s proprietary database of total compensation. The Committee used this data as a “market check” to help assess the competitiveness of the Company’s pay practices, but neither total compensation nor any element of compensation paid to the named executive officers is benchmarked against a subset of the companies identified by Hewitt or any other group of companies. With the knowledge of the Committee, management also separately retained Hewitt, beginning in 1983, to provide actuarial services in connection with the Company’s Employees’ Retirement Plan of Bank of Hawaii.

In November 2007, the Committee retained and instructed Watson Wyatt Worldwide, Inc. (“Watson Wyatt”), an employee benefits and human capital consulting firm, to review its executive compensation programs and provide external information on executive compensation programs. The focus of Watson Wyatt’s engagement is on 2008 compensation decisions and, to a lesser extent, reporting on market information with respect to bonus compensation for 2007. With input from management, Watson Wyatt identified a peer group of ten financial services organizations similar in size to the Company ranging between $7.6 billion and $15.2 billion in assets and a market capitalization of $1 billion to $3.2 billion. These financial organizations were also selected on the basis of their relatively low risk orientation and high levels of performance as measured by return-on-assets, return-on-equity, total shareholder return, loan reserves and nonperforming assets. The ten organizations include:

•                  Commerce Bancshares, Inc.

•                  City National Corp.

•                  Cullen/Frost Bankers, Inc.

•                  BancorpSouth Inc.

•                  FirstMerit Corp.

•                  UMB Financial Corp.

•                  Trustmark Corp.

•                  First Midwest Bancorp Inc.

•                  Old National Bancorp

•                  Alabama National Bancorporation

A number, but not all, of these companies are in the S&P Banking index shown on the Performance Graph included in the Company’s 2007 Annual Report on Form 10-K.

The Committee did not target the elements of its compensation program at any specific level or percentiles within a peer group. Watson Wyatt conducted an analysis using the ten financial services organizations identified above and data from three national and highly regarded surveys representing financial services companies to determine competitiveness of the Company’s pay practices. They reported that the Committee’s historic compensation practices generally resulted in competitive pay and:

•                  Salary at approximately the 50th percentile,

•                  Targeted total cash at approximately the 55th percentile,

•                  Actual total cash paid at approximately the 50th percentile,

•                  Long-term incentives at approximately the 40th percentile, and

•                  Total direct compensation at about the 50th percentile.

Compensation Elements and Determination of Compensation

Compensation elements for 2007 included:

•                  Base salary

•                  Performance based variable compensation

•                  Equity based compensation

•                  Retirement and other benefits

•                  Perquisites

The measurements of corporate performance and individual performance and contribution that are used to evaluate named executive officers (other than the CEO) for each element of compensation paid to such executive officers, and the specific items of corporate performance that are taken into account in setting compensation policies and making compensation decisions, are set forth below. The CEO makes an initial recommendation to the Committee as to each element of compensation for each of the other named executive officers for their consideration. The Committee has the discretion to accept, reject, or modify the CEO’s recommendations. Restricted stock awards align with the Company’s focus on long term performance, contribution to overall company value, retention of key talent, and alignment with shareholder interests. Long term equity awards granted in 2007 were comprised exclusively of restricted stock. The amount of the Company’s equity awards is determined independently of the value of a named executive officer’s existing equity holdings and independently of the amount of his or her annual incentive award.

Base Salary

Base salary is based on each individual’s responsibilities. The CEO may consider the compensation of named executive officers disclosed by other banking companies. The Company generally establishes base salaries in connection with recruiting or retaining qualified executive officers. The Committee reviews salary levels as part of the Company’s annual performance review process, as well as upon promotion or other changes in job responsibility. Merit-based increases to salaries for executive officers other than the CEO are determined by the Committee based on the CEO’s assessment of individual performance.

In recommending base salaries the CEO considers the needs of the Company and of the executive officer, comparability within the Company, pay parity among positions of comparable responsibility and individual performance. The Committee also looks at market survey data to verify that salaries are competitive and within market ranges.

Consistent with the Company’s practices, the Committee increased the base salary of Mr. Ho in April 2007, and again in September 2007 to reflect Mr. Ho’s increasing operational responsibilities. Messrs. Rossi and Stevens joined the Company in February 2007 and May 2007, respectively. The CEO negotiated and the Committee approved base salaries of $350,000 and $350,000, respectively. At the request of Mr. Landon, the Committee has not increased his salary since 2004, and he has not received any other type of award in lieu of a salary increase.

Performance Based Variable Compensation

The named executive officers participate in the Bank of Hawaii Corporation Executive Incentive Plan (the “Executive Incentive Plan”), pursuant to which the Company awards annual cash bonuses to executives. The purpose of the Executive Incentive Plan is to optimize the profitability and growth of the Bank of Hawaii through incentives for each annual period. These incentives are consistent with the Company’s goals and link the personal interests of participants with those of the Company’s stockholders. The Executive Incentive Plan provides participants with an incentive for excellence in individual performance and to promote teamwork among participants.

For awards that are intended to qualify as performance-based compensation under Internal Revenue Code Section 162(m) (see “Tax Considerations” below), the Committee establishes, at the beginning of an annual performance period, an incentive pool from which bonus awards are paid to participants. The incentive pool is expressed as a percentage of the Company’s net income before taxes for the fiscal year. For performance year 2007, the incentive pool was established as an amount equal to 2% of the Company’s net income before taxes for the fiscal year. At the beginning of the performance period, each participating executive is allocated a maximum percentage of the incentive pool. For 2007, the Compensation Committee allocated a maximum of 19% to Mr. Landon and 9% to each of the other named executive officers (pro rated for each of Messrs. Rossi and Stevens). The Committee exercises its discretion, however, to reduce an executive’s actual bonus payment to a dollar amount based on a target award opportunity. A target award opportunity, expressed as a percentage of base salary, is established for each named executive officer at the beginning of the year. Each named executive officer’s target opportunity takes into account the executive’s position, scope of responsibilities, and individual contribution to the Company’s 2007+ business plan. For 2007, the target bonus opportunity for the Chief Executive Officer was 100% of his base salary, the target opportunity for Messrs. Ho and Thomas was 80% of their base salary, and the target bonus opportunity for the each of the other named executive officers was 67.5% of base salary. The potential range of annual bonus opportunities is as follows:

Mr. Landon	0 - 120%
Messrs. Ho and Thomas	0 - 110%
Other Named Executive Officers	0 - 85%

In evaluating the CEO’s performance and determining the amount by which the CEO’s incentive pool percentage would be adjusted to arrive at his bonus, the Committee employs a scoring system that assigns to the CEO a weighted score based on satisfaction of specified criteria established at the beginning of the year. The CEO receives a score, possibly ranging from 1 (lowest possible score) to 5 (highest possible score) for each of the specified criteria, and the scores are then weighted according to the specified percentages. For example, the Committee assigns a score of 5 if the Company’s stock performance is in the top quartile or if Total Shareholder Return (dividends and share appreciation for the calendar year) is above 12.5%; a score of 4 if the Company’s stock performance is in the second quartile or if Total Shareholder Return is above 10%; and a score of 3 if the Company’s stock performance is in the third quartile or if Total Shareholder Return is above 7.5%. The Company’s stock performance is measured through comparison with the banking companies identified in the Mid-Cap Bank Performance Index described below.

For 2007, the Committee considered the criteria below and assigned the listed weights to such criteria:

	Score	Weight	Product
Measurement Based
Stock performance as defined by the 2007 Mid-Cap Bank Performance[1] or Total Shareholder Return	5	25%	1.25
Company financial performance[2]	2	25%	0.5
Customer satisfaction as measured by the Company’s Customer Satisfaction Survey	5	10%	0.5
Employee satisfaction as measured by the Company’s Employee Satisfaction Survey	5	10%	0.5
Judgment Based
Community and customer relations	4	10%	0.4
Development of the management team	5	10%	0.5
Other significant achievements or activities accomplished	5	10%	0.5
Score			4.15

1                  The Mid-Cap Bank Performance Index was developed internally and includes the following 48 banks, and was approved by the Compensation Committee in February 2007 as the appropriate index for purposes of the December 16, 2005 and February 14, 2007 restricted share grants, as well as the Executive Incentive Plan.  The Mid-Cap Bank Performance Index is subject to change on a going forward basis if stock price information is no longer available on any public exchange, as a result of mergers and acquisitions. The Mid-Cap Bank Performance Index consists of:  Associated Banc-Corp, Bank of Hawaii Corp., BB&T Corp., Cathay General Bancorp, Central Pacific Financial Corp., Chittenden Corp., City National Corp./Beverly Hills CA, The Colonial BancGroup Inc., Comerica Inc., Commerce Bancorp Inc./NJ, Commerce Bancshares, Cullen/Frost Bankers Inc., East West Bancorp Inc., Fifth Third Bancorp, First Bancorp/Puerto Rico, First Horizon National Corp., First Midwest Bancorp Inc./IL, FirstMerit Corp., Fulton Financial Corp., Glacier Bancorp Inc., Greater Bay Bancorp, Huntington Bancshares Inc./OH, Keycorp, M&T Bank Corp., Marshall & Ilsley Corp., National City Corp., Old National Bancorp, PNC Financial Services Group Inc., Popular Inc., Prosperity Bancshares Inc., Provident Bankshares, The South Financial Group Inc., Sterling Financial Corp./WA, Susquehanna Bancshares Inc., SVB Financial Group, Synovus Financial Corp., TCF Financial Corp., Trustmark Corp., UCBH Holdings Inc., Umpqua Holdings Corp., Unionbancal Corp., United Bankshares Inc., Valley National Bancorp, Westamerica Bancorporation, Whitney Holding Corp., Wilmington Trust Corp., Wintrust Financial Corp. and Zions Bancorporation.  The Mid-Cap Bank Performance Index was modified by the Committee in March 2007 due to mergers and acquisitions as follows:  First Republic was replaced by Prosperity Bancshares Inc. Compass Bancshares Inc. was replaced by Comerica, and Mercantile Bankshares was replaced by Provident Bankshares.

2                  The Committee uses earnings per share growth to assign a score relating to the Company’s financial performance. If earnings per share growth is above 10%, 8%, 6%, or 4%, respectively, a score of “5”, “4”, ‘3”, or “2” is assigned. If  earnings per share growth is below 4%, a score of “1” is assigned.

As indicated in the table above, the Committee assigned a score of “5” for the stock performance criteria because the Company’s stock performance was in the top quartile as measured by the Mid-Cap Bank Performance Index, and a score of “2” for the financial performance criteria because earnings per share growth was 4.8%. With respect to the judgment based criteria, the Committee’s evaluation is based on its subjective assessment of the CEO’s performance in these areas. As noted above, the Compensation Committee assigned a score of 5 in these categories, resulting in a final weighted score of 4.15 to the CEO.

The specified criteria are generally not adjusted during the year, except, in the Committee’s discretion, in the event of certain extraordinary, non-recurring transactions affecting the Company. The Committee did not make any adjustments in 2007. Certain adjustments also may be made by the Committee with respect to awards granted to individuals who are promoted or change job responsibilities during the performance period. The Committee did not make any such adjustments for the CEO or named executive officers for 2007.

In January 2007, the Company introduced its 2007+ business plan that emphasizes growth in revenues, integration of service delivery and business units, development of people, enhancement of the Company’s brand, and discipline in managing risk and financial performance. Performance objectives under the 2007+ business plan include an annual return on assets above 1.7%, return on equity above 25%, and an efficiency ratio approaching 50%, assuming a stable economy and a return to a more traditional interest rate environment. The Committee believes that Total Shareholder Return and earnings per share correlate most closely with the financial objectives of the 2007+ business plan and that the more subjective elements can be assessed through survey data. The Committee determined the final bonus based on a subjective determination that takes into consideration the results of the scoring system, but which is not determined by reference to a specific formula driven off the numerical score. The Committee also noted that the Company did not achieve all of the 2007 goals established in the Company’s 2007+ business plan. Based on this evaluation, the Committee awarded the CEO a bonus of $600,000 (approximately 80% of base salary), down from $650,000 (approximately 87% of base salary) in 2006. The CEO requested that his bonus be limited to $600,000, consistent with limitations on bonuses for other officers and employees throughout the Company.

The bonus amounts payable to each of the other named executive officers is determined by a similar process that does not include formal scoring but takes into account individual business unit objectives, as well as the individual’s performance, scope of responsibilities and market data. The CEO makes an initial recommendation to the Committee as to the final bonuses of each of the other named executive officers for the Committee’s consideration. The Committee has the discretion to accept, reject, or modify the CEO’s recommendations. For 2007 compensation determinations, the Committee recognized the strong performance of the business units managed by the Chief Banking Officer and Chief Operating Officer, respectively, as well as the contributions and leadership provided by the Chief Financial Officer and the Chief Administrative Officer during 2007. The Committee accepted and approved the CEO’s bonus recommendations (as reflected in the Summary Compensation Table) for the other named executive officers.

Long-Term and Equity-based Compensation

Long-term incentives are intended to encourage decision-making with the long-term interests of the Company in mind, to retain and reward management and to closely align the interests of stockholders and executives through the achievement of the Company’s strategic business plan.

Equity awards can be an important component of total compensation and reflect the Committee’s strategy of balancing short and long-term incentives in structuring executive officer compensation and aligning the interest of the executives with those of shareholders.

In accordance with the Company’s equity compensation plans, the Committee may grant stock options, restricted stock awards or restricted stock units. However, it currently expects to award shares of restricted stock or restricted stock units to the extent, if any, it utilizes equity compensation as part of the overall compensation program.

The amount of the long-term incentive grant awards is subjectively determined, taking into account position and job responsibilities, individual performance, Company performance, future potential contributions to the Company, internal pay parity, market survey data, and the size of previously granted awards. In addition, the Committee may review additional factors to determine the size, frequency and type of long-term incentive grants. These factors may include the tax consequences of the grants to the individual and the Company, accounting impact, potential dilutive effects, potential future stock values and the number of shares remaining available for issuance under the Company’s equity incentive plans.

As determined at the discretion of the Committee, the terms and conditions of awards under the 2004 Stock and Incentive Compensation Plan, including the amount, measurement, vesting and payment of such awards, may be conditioned upon certain performance measures. In the case of awards that are intended to comprise qualified performance-based compensation to covered employees under Section 162(m) of the Internal Revenue Code, the performance measures are limited to one or more, separately or in combination, of the following performance measures: (a) earnings per share (actual or targeted growth); (b) net income after capital charge (NIACC); (c) net income (before or after taxes); (d) return measures (including, but not limited to, return on average assets, risk-adjusted return on capital, or return on average equity); (e) efficiency ratio; (f) full-time equivalency control; (g) stock price (including, but not limited to, growth measures and total shareholder return); (h) noninterest income compared to net interest income ratio; (i) expense targets; (j) margins; (k) operating efficiency; (l) EVA® (economic value added); and (m) customer satisfaction. The performance measures may apply to the Company as a whole or any subsidiary, affiliate, or business unit of the Company.

Restricted stock or restricted stock unit awards generally vest based on achievement of one or more performance goals, length of service or both. The discussion under “Grants of Plan-Based Awards” and the footnotes to the “Outstanding Equity Awards at Fiscal Year-End” table disclose the performance criteria that have been used for recent equity awards made to the named executive officers. These criteria include achievement of top quartile total shareholder return based on the Mid-Cap Bank Performance Index, Total Shareholder Return, Earnings Per Share growth, efficiency ratio, NIACC (as more fully defined in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2008), risk adjusted return on capital (RAROC), return on equity (ROE), direct expense, operating income growth, operating leverage, and credit loss management.

Additional information regarding stock option and equity awards issued, and the criteria for performance based vesting, is provided in “Grants of Plan-Based Awards” and in the tables “Outstanding Equity Awards at Fiscal Year-End” and “Option Exercises and Stock Vested.”

Health, Welfare, Retirement, Perquisites and Other Compensation

Executive officers are eligible to participate in health and insurance plans, retirement plans, and other benefits generally available to all full-time employees. This is consistent with our belief in offering employees basic health, welfare and retirement benefits that are competitive in our markets. The retirement programs assist our employees in planning for their retirement income needs. Benefits under our qualified health, welfare and retirement plans are not directly tied to specific Company performance. The Committee regularly reviews the value of benefits from the retirement plans.

Our employees who meet service requirements are eligible to participate in the Company-sponsored Retirement Savings Plan, a tax-qualified defined contribution pension plan.

We believe that ongoing perquisites should be limited in scope and value. The most significant perquisites as defined by the SEC, relate to moving and relocation expenses in connection with the hiring of new executive officers.

Stock Ownership Guidelines

In 2001, the Committee adopted stock ownership guidelines applicable to the executive officers. The objective of stock ownership guidelines is to align shareholder and management interests. Under the guidelines, the CEO should own Company stock having a market value equal to at least five times base salary, and the other named executive officers should own at least 2.5 times base salary. Stock ownership includes the value of vested stock options, stock units from qualified plans, and other stock held by the executive. The guidelines provide that executives comply with the stock ownership levels within three years of the date that they are hired or promoted to such position within the Company. At December 31, 2007, each named executive officer satisfied the stock ownership guidelines that pertain to them.

Nonqualified Deferred Compensation Plans

The Committee has adopted the Bank of Hawaii Corporation Executive Deferred Compensation Program (the “Deferred Compensation Program”), a program that offers senior management the ability to defer up to 80% of base salary and/or 100% of bonus amounts under the Executive Incentive Plan in order to allow executives to defer, along with the receipt of such bonus amounts, the income tax liability on such amounts (including any appreciation in value as a result of the deemed investment of such amounts) until payment. This program allows participants to manage their cash flow and estate planning needs. The Company also maintains the Bank of Hawaii Retirement Savings Excess Benefit Plan (the “Excess Benefit Plan”), a non-qualified supplemental retirement benefits plan that compensates participants for benefits that would otherwise be payable under the Company’s Retirement Savings Plan but for certain Internal Revenue Code limitations. The Committee believes that this plan is important to ensure equitability in retirement funding amounts between those that fall below and above the IRC limitations. See the discussion under “Nonqualified Deferred Compensation” for additional information regarding the Deferred Compensation Program and the Excess Benefit Plan. Benefits under the Executive Deferred Compensation Program and the Retirement Savings Excess Benefit Plan are not directly tied to specific Company performance. The value of these programs is viewed independently by the Committee from the other pay elements. Gains from longer-term incentives are not included in the determination of nonqualified deferred compensation benefits.

Employment Agreements

The Company does not provide employment agreements for any of the named executive officers. The Company believes in a policy of “at will” employment arrangements.

Change In Control and Termination of Employment

The Committee believes that it is an important part of an executive’s total compensation package to provide for protections in the event of a change in control of the Company. Change in control benefits play an important role in attracting and retaining valuable executives. The payment of such benefits ensures a smooth transition in management following a change in control by giving an executive the incentive to remain with the Company through the transition period, and, in the event the executive’s employment is terminated as part of the transition, by compensating the executive with a degree of financial and personal security during a period in which he is likely to be unemployed.

In 2007, the Company adopted a new Change in Control Retention Plan (the “Retention Plan”), replacing its previous Key Executive Severance Plan. The Key Executive Severance Plan provided a participant with benefits in the event that his employment was terminated for any reason (including voluntary termination) within 24 months following a change in control. The Retention Plan provides benefits only in the event that a participant’s employment is terminated by the Company without cause or by the participant for “good reason” within 24 months following a change in control. The Committee believes that this change is consistent with encouraging executives to remain with the Company upon a change in control. Other changes include the following:

•                  The “three times base salary and bonus” payment under the Key Executive Severance Plan has been replaced with two components under the Retention Plan: a “two times base salary and bonus” payment, and an additional “one times base salary and bonus” payment which is payable only if the executive complies with the 12-month non-competition restrictions specified under the Retention Plan.

•                  In addition to non-competition restrictions, the Retention Plan imposes non-disclosure, non-solicitation and non-disparagement restrictions on participants, whereas the Key Executive Severance Plan did not contain such restrictions.

•                  Arrangements under the Key Executive Severance Plan provided for a reduction of the “3x base salary and bonus” payment and other severance payments if an executive’s “normal retirement date,” defined as the executive’s 65th birthday, were to occur within the three-year period following a change in control.

•                  The Retention Plan also reflects additional changes that were necessary to bring the plan into compliance with Section 409A of the Code. See “Tax Considerations” below.

Each of the named executive officers other than Mr. Landon participates in the Retention Plan. Mr. Landon has terminated his participation in the Key Executive Severance Plan and has not yet determined whether he will participate in the Retention Plan.

The terms of the Company’s 2004 Stock and Incentive Plan provide for full acceleration of vesting of restricted stock and restricted stock units upon the occurrence of a change in control of the Company. We believe that it is generally appropriate to fully vest equity and incentive-based awards to employees in a change in control transaction because such a transaction may often cut short or reduce the employee’s ability to realize value with respect to such awards. Similarly, the Executive Incentive Plan provides that bonus awards will, upon a change in control of the Company, be prorated as though the applicable performance period ended on the change in control date and will be calculated as an amount equal to two times a participant’s bonus allocation for the original performance period.

Richard Keene, former Vice Chairman and Chief Financial Officer, resigned from the Company during the first quarter of 2007 to accept employment with another company, after serving with the Company since March 2001. In December 2007, the Company determined that David Thomas, the Company’s Chief Operating Officer, had completed his assigned duties with the Bank of Hawaii and, in accordance with the terms of his Retention Agreement with the Bank of Hawaii dated December 16, 2005, the Company advanced the date of Mr. Thomas’ separation from service to December 31, 2007.

For additional discussion of the Company’s change in control and other retention arrangements, including the individual arrangements with Messrs. Keene and Thomas, see “Change In Control, Termination and Other Arrangements.”

Tax Considerations

Under Section 162(m) of the Internal Revenue Code, the Company may not deduct compensation in excess of $1 million paid to the corporation’s chief executive officer and four other most highly paid executive officers. “Performance-based compensation” (as defined for purposes of Section 162(m)) is not taken into account for purposes of calculating the $1 million compensation limit. Generally, the Committee seeks to maximize executive compensation deductions for federal income tax purposes. However, the Committee may authorize compensation payments that are not fully deductible when it believes that such payments are appropriate and some compensation arrangements may be found not to satisfy technical requirements of Section 162(m) after they have been established. In 2007, Messrs. Landon and Thomas received compensation of $909,440 and $575,140, respectively, that was not deductible for purposes of Section 162(m).

Section 409A of the Internal Revenue Code is a relatively new federal tax provision. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, the executive would be subject to adverse tax treatment, including accelerated income recognition (in the first year that benefits are no longer subject to a substantial risk of forfeiture) and a 20% penalty tax pursuant to Section 409A. The Internal Revenue Service has extended the transition relief period for amending plans to comply with Section 409A through December 31, 2008. The Company is continuing to evaluate the impact of Section 409A on various of its compensation and benefits plans, programs and arrangements and may modify certain of them as a result of that evaluation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)
Allan R. Landon Chairman of the Board, Chief Executive Officer and President	2007 2006	750,001 750,001	— —	1,198,019 779,075	— —	600,000 650,000	— —	165,476 173,495	2,713,496 2,352,571
Peter S. Ho Vice Chairman, Chief Banking Officer	2007 2006	451,539 398,038	— —	682,457 278,744	— —	365,000 325,000	(861) 160	130,915 90,512	1,629,050 1,092,454
Mark A. Rossi Vice Chairman, Chief Administrative Officer, General Counsel and Secretary	2007	310,961	100,000	44,873	—	220,000	—	286,122	961,956
Daniel C. Stevens Vice Chairman, Chief Financial Officer	2007	212,692	75,000	42,865	—	100,000	—	196,783	627,340
David W. Thomas Vice Chairman, Chief Operating Officer	2007 2006	450,000 447,692	— —	1,087,200	— —	316,000 350,000	— —	2,015,941 115,894	2,781,941 2,000,786
Richard C. Keene Former Vice Chairman and Former Chief Financial Officer	2007 2006	68,077 294,539	— —	(40,711) 169,604	— —	— 200,000	— —	411,935 54,753	439,301 718,896

(1)                                  Mr. Landon receives no fees or compensation for his services on the Board of Directors. Mr. Thomas’ salary for 2007 and 2006 includes $49,500 and $47,596 of deferred compensation, respectively. Mr. Keene, a former Vice Chairman and former Chief Financial Officer of the Company, resigned effective March 14, 2007, and therefore his compensation for 2007 relates to a partial year. Messrs. Rossi and Stevens joined the Company in February 2007 and May 2007, respectively, and therefore their compensation relates to a partial year.

(2)                                  Amounts in this column relate to signing bonuses for Messrs. Rossi and Stevens under the terms of their employment agreements.

(3)                                  Amounts in this column represent FAS 123R expense recognized in 2007 and 2006 for restricted share grants awarded in prior years. Additional information regarding stock option and equity awards issued to the named executive officers is provided in the tables “Outstanding Equity Awards at Fiscal Year-End” and “Option Exercises and Stock Vested.” The FAS 123R expense was based upon the fair market value of the stock on the date of the grant, and expensed over the requisite service period. The assumptions used in the valuation of restricted stock awards for 2007 and 2006 are included in Note 1 “Share-Based Compensation” to the financial statements contained in Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2008. Due to Mr. Keene’s resignation from the Company, he forfeited 6,886 shares in restricted stock. Mr. Thomas forfeited 20,000 shares of restricted stock on December 31, 2007.

(4)                                  Due to the acceleration of vesting of all options that occurred in December 2005, there was no FAS 123R expense for stock options for 2007 or 2006.

(5)                                  All amounts reported under this column relate to bonuses paid under the Executive Incentive Plan for fiscal years 2007 and 2006.

(6)                                  Mr. Ho is the only named executive officer who is a participant under the Employees’ Retirement Plan of Bank of Hawaii, which was frozen at the end of 1995.

(7)                                  This column includes retirement plan contributions, profit sharing and insurance premiums for 2007. This column also includes perquisites in 2007 for Messrs. Thomas, Ho, Rossi, and Stevens. The total value of perquisites provided by or paid for by the Company was less than $10,000 for Messrs. Landon and Keene during 2007 and the value of any such perquisites is not included in this column for these executive officers. The total value of perquisites provided by or paid for by the Company was less than $10,000 for each named executive officer during 2006 and the value of any such perquisites is not included in this column for each named executive officer.

The following table provides additional information about the amounts that appear in the “All Other Compensation” amounts in the Summary Compensation Table for 2007 and 2006, respectively.

		Bank of Hawaii Retirement Savings Plan 401(k) Matching Contribution ($)(1)	Bank of Hawaii Value Sharing Contribution ($)(2)	Bank of Hawaii Excess Plan Value Sharing Contribution ($)(3)	Bank of Hawaii Retirement Savings Plan Company Fixed Contribution ($)(4)	Bank of Hawaii Excess Plan Company Fixed Contribution ($)(5)	Term Life Insurance ($)(6)	Relocation Expenses ($)(7)	Club Member Expenses ($)(8)	Other Compensation ($)(9)	Total All Other Compensation ($)
Allan R. Landon	2007 2006	— —	6,139 6,802	32,062 39,578	6,750 6,600	35,250 38,400	4,353 4,303	— —	— —	80,922 77,812	165,476 173,495
Peter S. Ho	2007 2006	9,000 8,800	6,139 6,802	15,050 14,008	6,750 6,600	16,546 13,591	501 431	— —	5,220 —	71,709 40,280	130,915 90,512
Mark A. Rossi	2007 2006	— —	— —	— —	— —	— —	1,290 —	239,560 —	33,160 —	12,112 —	286,122 —
Daniel C. Stevens	2007 2006	— —	— —	— —	— —	— —	607 —	157,718 —	30,000 —	8,458 —	196,783 —
David W. Thomas	2007 2006	9,000 8,800	6,139 6,802	11,187 15,773	6,750 6,600	12,300 15,303	2,064 1,816	— —	5,130 —	1,963,371 60,800	2,015,941 115,894
Richard C. Keene	2007 2006	9,000 8,800	— 6,802	— 8,489	— 6,600	— 8,236	112 436	— —	— —	402,823 15,390	411,935 54,753

(1)                                  This column represents the Company match of an individual’s salary deferral contributions to the Retirement Savings Plan, a qualified defined contribution pension plan, subject to the Internal Revenue Code prescribed limit (which in 2007 and 2006 was limited to $225,000 and $220,000, respectively, of eligible compensation), and is available to all eligible employees. The Company makes a matching contribution of $1.25 for each dollar of employee contribution up to 2% of eligible compensation, and a $0.50 matching contribution for every dollar of employee contribution above 2% and up to 5% of eligible compensation.

(2)                                  For 2007 and 2006, the total profit-sharing contribution, or “Value Sharing Contribution,” to the Retirement Savings Plan (columns 2 and 3 above) equaled 2.73% and 3.09% of eligible compensation, respectively. This column represents the cash value portion, which was $1,064 in 2007 and $1,165 in 2006, of the contribution based upon a formula using 80% of the Social Security wage maximum and is available to all eligible employees. The Social Security wage maximum was $97,500 in 2007 and $94,200 in 2006. This column also includes the non-cash portion paid into the Retirement Savings Plan of the value sharing contribution, which was $5,075 in 2007 and $5,637 in 2006. These payments are based on amounts in excess of the Social Security related limit previously described, but less than the Internal Revenue Code prescribed limit (which in 2007 and 2006 was limited to $225,000 and $220,000 of eligible compensation, respectively) and is available to all eligible employees.

(3)                                  For 2007 and 2006, the total Value Sharing Contribution to the Retirement Savings Plan equaled 2.73% and 3.09% of eligible compensation, respectively. This column represents the non-cash portion paid into the Excess Plan of the value sharing contribution in excess of the Internal Revenue Code prescribed limit and is available to all eligible employees.

(4)                                  For 2007 and 2006, the Company Fixed Contribution to the Retirement Savings Plan equaled 3% and 3% of eligible compensation, respectively, subject to the same Internal Revenue Code prescribed limits, and is available to all eligible employees.

(5)                                  For 2007 and 2006, the Company Fixed Contribution to the Retirement Savings Plan equaled 3% and 3% of eligible compensation, respectively. This column represents the Company Fixed Contribution in excess of the Internal Revenue Code prescribed limits that is paid into the Excess Plan, and is available to all eligible employees.

(6)                                  This column includes insurance premiums paid by the Company.

(7)                                  This column represents relocation expenses and moving allowances for Messrs. Rossi and Stevens.

(8)                                  This column represents club membership dues for Messrs. Ho and Rossi, and club initiation fees of $30,000 paid in 2007 for Messrs. Rossi and Stevens.

(9)                                  This column includes dividends earned on restricted stock.  This column also includes the value of car services and parking for Messrs. Ho, Rossi, Stevens and Thomas, taxes paid by the Company for Messrs. Rossi and Thomas, and home security for Mr. Ho. Mr. Keene received a lump sum separation payment of $400,000 following his resignation from the Company. Mr. Thomas also received a lump sum retention payment of $1,022,800 upon forfeiture of his restricted stock in 2007 and $900,000 that is payable in 36 monthly payments commencing on July 1, 2008. See section “Change In Control, Termination and Other Arrangements” of this report for further description of these payments.

NONQUALIFIED DEFERRED COMPENSATION

Executive Deferred Compensation Program

The Company’s Deferred Compensation Program is a nonqualified deferred compensation plan that allows senior management (including the named executive officers) to defer up to 80% of their base salary earned for a specified year through the Executive Base Salary Deferral Plan (the “Salary Deferral Plan”), and to defer up to 100% of bonus payments under the Executive Incentive Plan. In 2007, Mr. Thomas was the only named executive officer who deferred amounts under the Executive Deferred Compensation Program.

A participant is always 100% vested in his or her deferred amounts. Deferred amounts under the Deferred Compensation Program are subject to adjustment for appreciation or depreciation in value based on hypothetical investments in one or more investment funds or vehicles permitted by the Human Resources and Compensation Committee and chosen by the participant. A participant’s deferred amounts are generally payable beginning on the earliest to occur of (a) a specified time chosen by the participant, or if none, the date that is six months following a separation from service, (b) the participant’s death, (c) the participant’s disability or (d) an “unforeseeable emergency” (generally, a severe financial hardship resulting from the illness of the participant or his or her spouse or dependent, or other extraordinary and unforeseeable circumstances arising from events beyond the control of the participant). Distributions in the event of an unforeseeable emergency are subject to restrictions and are limited to an amount that is reasonably necessary to satisfy the emergency need. For distributions upon a separation from service or at a specified time chosen by a participant, the participant may choose to receive deferred amounts as a lump sum cash payment or in annual installments over a period not to exceed five years. The amount of each installment will be calculated using the “declining balance method”, under which each installment payment is determined by dividing a participant’s aggregate unpaid balance by the remaining years in the payment period. For distributions on all other events, payment will be made as a cash lump sum.

Bank of Hawaii’s obligations with respect to deferred amounts under the Salary Deferral Plan and the Executive Incentive Plan are payable from its general assets, although the Company has established a rabbi trust to assist it in meeting its liabilities under the plans. The assets of the trust are at all times subject to the claims of the Company’s general creditors.

Retirement Savings Excess Benefit Plan

The Excess Benefit Plan is a non-qualified supplemental retirement benefits plan that compensates participants for the amount of benefits that would otherwise be payable under the Company’s Retirement Savings Plan but for limitations under Internal Revenue Code Sections 415 and 401(a)(17) as to the amount of annual contributions to, and annual benefits payable under, the Retirement Savings Plan. A participant’s accrued benefits under the Excess Benefit Plan are hypothetically invested in one or more Pacific Capital funds permitted by the Committee and chosen by the participant, and are adjusted for appreciation or depreciation in value attributable to such hypothetical investments.

For an individual who first becomes a participant in the Excess Benefit Plan after May 19, 2006, the plan provides that benefits are payable upon a separation from service according to a distribution schedule that is determined by reference to the total amount accrued for the individual under the plan. A participant with:

•                  $100,000 or less in deferred amounts will receive a lump sum payment six months after separation from service;

•                  more than $100,000 but no more than $300,000 in deferred amounts will receive distributions in two installments;

•                  more than $300,000 but no more than $500,000 in deferred amounts will receive distributions in three installments; and,

•                  more than $500,000 in deferred amounts will receive distributions in five installments

In each case, the first installment will be paid on the first day of the seventh month following separation from service and subsequent installments will be paid in each subsequent January. An individual who first becomes a participant in the Excess Benefit Plan on or prior to May 19, 2006 will receive benefits upon the participant’s separation from service and may elect to be paid (a) according to the distribution schedule applicable to individuals who become participants after May 19, 2006, (b) in a lump sum on the first day of the seventh month following separation from service, or (c) in annual installments (not to exceed five) commencing on the first day of the seventh following separation from service or commencing on an anniversary of the participant’s separation from service (not later than the fifth anniversary). The amount of each installment will be calculated using the declining balance method. If a participant dies prior to the full distribution of his or her deferred amounts, however, any unpaid amounts remaining will be distributed in a lump sum.

The Company’s obligations under the Excess Benefit Plan are payable from its general assets, although the Company has established a rabbi trust to assist it in meeting its liabilities under the plan. The assets of the trust are at all times subject to the claims of the Company’s general creditors.

The Company is currently reviewing the impact of Internal Revenue Code Section 409A on the terms of its nonqualified deferred compensation plans and may amend them as necessary to ensure compliance with Section 409A. See the discussion under “Tax Considerations.”

Set forth below is information regarding the amounts deferred by or for the benefit of the named executive officers in 2007.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions In Last Fiscal Year ($)(1)	Registrant Contributions In Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals or Distributions in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year-End ($)(3)
Allan R. Landon	—	67,311	13,236	—	256,320
Peter S. Ho	—	31,595	2,645	—	82,578
Mark A. Rossi	—		—	—	—
Daniel C. Stevens	—		—	—	—
David W. Thomas	165,000	23,487	15,511	—	340,305
Richard C. Keene	—	—	1,653	48,988	—

(1)                                  During 2007, Mr. Thomas deferred $49,500 in base salary, and an additional $115,500 under the Executive Incentive Plan. The table below shows the funds available under the Executive Deferred Compensation Program and their annual rate of return for the calendar year ended December 31, 2007, as reported by the administrator of the Executive Deferred Compensation Program.

(2)                                  These amounts represent Excess Plan Company contributions for fiscal year 2007 which were paid in 2008 and accordingly are not included in the Aggregate Balance at Last Fiscal Year-End. See columns 3 and 5 of the “All Other Compensation Table” located in footnote 7 of the “Summary Compensation Table” for additional details. Messrs. Stevens and Rossi, who joined the Company in 2007 and were not yet eligible to participate in the Retirement Savings Plan, were not eligible to participate in the Excess Benefit Plan in 2007.

(3)                                  A portion of each amount listed in this column has been reported in the Summary Compensation Table for prior fiscal years.  The amounts previously reported are as follows: Mr. Landon, $227,401; Peter Ho, $ 49,949; and Mr. Thomas, $149,108.

Name of Fund	Rate of Return	Name of Fund	Rate of Return
Vanguard Prime Money Market Fund	5.14%	Vanguard 500 Index Fund	5.39%
Vanguard Short-Term Federal Fund	7.43%	Vanguard Growth Equity Fund	22.47%
Vanguard Target Retirement Income Fund	8.17%	Vanguard Mid-Cap Index Fund	6.02%
Vanguard Target Retirement 2005 Fund	8.12%	Vanguard Windsor Fund	–3.30%
Vanguard Target Retirement 2010 Fund	7.70%	Vanguard International Growth	15.98%
Vanguard Target Retirement 2015 Fund	7.55%	Pacific Capital Growth & Income Fund	1.15%
Vanguard Target Retirement 2020 Fund	7.52%	Pacific Capital Growth Stock Fund	7.30%
Vanguard Target Retirement 2025 Fund	7.59%	Pacific Capital HG Core Fixed Income Fund	6.34%
Vanguard Target Retirement 2030 Fund	7.49%	Pacific Capital HG Short Inter. Fixed Income Fund	5.84%
Vanguard Target Retirement 2035 Fund	7.49%	Pacific Capital International Stock Fund	17.34%
Vanguard Target Retirement 2040 Fund	7.48%	Pacific Capital Mid-Cap Stock Fund	0.91%
Vanguard Target Retirement 2045 Fund	7.47%	Pacific Capital New Asia Growth Fund	40.69%
Vanguard Wellington Fund	8.34%	Pacific Capital Value Fund	–0.54%
Vanguard Target Retirement 2050 Fund	7.49%	Pacific Capital Small Cap Fund	–4.30%

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Payouts Under Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock or	All Other Option Awards; Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Option
Name	Date	($ )	($ )(1)	($ )	(#)	(#)	(#)	(#)	(#)	($ /Sh)	Awards
Allan R. Landon	—	—	—	—	—	49,320	—	—	—	—	2,488,687
Peter S. Ho	—	—	—	—	—	30,000	—	—	—	—	1,513,800
Mark A. Rossi	—	—	—	—	—	—	—	4,000	—	—	213,680
Daniel C. Stevens	—	—	—	—	—	—	—	4,000	—	—	218,760
David W. Thomas	—	—	—	—	—	—	—	—	—	—	—
Richard C. Keene	—	—	—	—	—	—	—	—	—	—	—

(1)                                     For a description of these awards, see section “Compensation Discussion and Analysis—Performance based variable compensation

In 2007, the Company granted restricted shares of the Company’s common stock to Messrs. Landon, Ho, Rossi and Stevens.

Mr. Landon received a grant of 49,320 restricted shares on August 30, 2007. The restricted shares generally vest on the following dates:

•                  on January 31, 2008, with respect to 67.5 shares for each day beginning on the day after the grant date and ending on (and including) December 31, 2007 that Mr. Landon is employed by the Company, subject to the achievement by the Company of positive net income for the fiscal quarter ending December 31, 2007, and at least one of the following two performance objectives for the same fiscal period: (a) the Company’s Total Shareholder return (“TSR”) either exceeds 10% or falls within the top quartile of the Mid-Cap Bank Performance Index, or, (b) the Company’s earnings per share (“EPS”) for any fiscal period increases by 8% or more over the Company’s EPS for the same period in the prior fiscal year;

•                  on each of January 30, 2009 and January 30, 2010, with respect to 67.5 shares for each day in fiscal year 2008 and 2009 (respectively) that Mr. Landon is employed by the Company, subject to the overall grant limit of 49,320 shares, and provided that the Company achieves positive net income for the respective fiscal year and one or both of the above-described TSR or EPS objectives for the respective fiscal year period;

•                  on October 29, 2010, with respect to 67.5 shares for each day in the year through (and including) the third anniversary of the grant date that Mr. Landon is employed by the Company, subject to the overall grant limit of 49,320 shares, and provided that the Company achieves positive net income for the nine months ending September 30, 2010.

The terms of Mr. Landon’s grant also provide that, on any date that a tranche of restricted shares are scheduled to vest, if the Company, for the applicable fiscal period, has not achieved at least one of the above described TSR or EPS objectives but has achieved positive net income, the number of shares that will vest will be 45 shares per day instead of 67.5 shares per day as provided above.

On January 31, 2008, Mr. Landon became vested in 8,303 shares, as the Company met the TSR objective.

Mr. Ho received a grant of 30,000 shares on August 30, 2007. Mr. Ho’s restricted shares generally vest as to 6,000 shares on each of March 3, 2008 and the first Monday of March in each of 2009, 2010, 2011 and 2012, provided that, with respect to each vesting date, Mr. Ho is an employee of the Company on such date and the Company achieves positive net income for the fiscal year ending on the December 31 immediately preceding such date. Mr. Ho’s grant also contains provisions for the acceleration of vesting of additional shares on each vesting date (in an amount equal to 50% of the shares originally scheduled to vest), provided that, for the applicable fiscal period, the same TSR and/or EPS objectives as are described above for Mr. Landon’s grant are satisfied.

Messrs. Rossi and Stevens each received a grant of 4,000 restricted shares on February 14, 2007 and May 21, 2007 (respectively). Messrs. Rossi’s and Stevens’ grants are subject to substantially the same terms. Under his respective restricted share grant, the executive is eligible to become vested in up to 1,000 shares (25% of his total grant) in any one calendar year. The executive generally becomes vested as to 600 shares on the last day of February in each of 2008, 2009, 2010, 2011, 2012 and 2013 and as to 400 shares on October 31, 2013, provided that on each vesting date the recipient remains an employee of the Company. The executive will become vested in an additional 400 shares on each such vesting date (other than October 31, 2013) provided that the Company meets at least one of the following two objectives with respect to the calendar year ending immediately before such vesting date: (a) the Company’s TSR either exceeds 10% or the Company’s performance falls within the top quartile of the bank index approved by the Compensation Committee, or (b) the Company’s EPS increases by 8% or more over the EPS for the prior calendar year.

Notwithstanding the general vesting schedules applicable to Mr. Landon’s restricted share grants, all restrictions with respect to such shares will lapse upon the earliest to occur of a change in control of the Company, the recipient’s death or the termination of the recipient’s employment due to disability, by the Company without cause or by the recipient for “good reason” (as defined in the Company’s Change in Control Retention Plan—see the discussion under “Change in Control, Termination and Other Arrangements”). In the case of Messrs. Ho’s, Rossi’s and Stevens’ restricted share grants, all restrictions will, notwithstanding the general vesting schedules specified in the grants, lapse upon the earliest to occur of a change in control of the Company, the recipient’s death or the termination of the recipient’s employment due to disability.

See the “Outstanding Equity Awards at Fiscal Year-End” and “Option Exercises and Stock Vested” tables for grants reported in prior years, some of which may have restricted stock awards subject to performance vesting in which the performance criteria for vesting was or will be established subsequent to the grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)

Allan R. Landon(3)	110,638 61,600 70,000 — — —	— — — — — —	— — — — — —	18.80 27.01 29.92 — — —	3/22/11 3/22/12 2/20/13 — — —	— — — 10,000 8,750 —	— — — 511,400 447,475 —	— — — — — 49,320	— — — — — 2,522,225
Peter S. Ho(4)	2,916 54,919 —	— — —	— — —	27.01 50.72 —	3/22/12 12/16/15 —	— 9,375 —	— 479,438 —	— 10,567 30,000	— 540,396 1,534,200
Mark A. Rossi(5)	0	—	—	—	—	4,000	204,560	—	—
Daniel C. Stevens(6)	0	—	—	—	—	4,000	204,560	—	—
David W. Thomas	0	—	—	—	—	—	—	—	—
Richard C. Keene	0	—	—	—	—	—	—	—	—

(1)            All options were vested on December 21, 2005, when the Company elected to accelerate all unvested options for all of its employees, including the named executive officers, due to a change in accounting rules that went into effect on January 1, 2006.

(2)            The fair market value of Bank of Hawaii’s common stock on December 31, 2007 was $51.14 per share.

(3)            In December 2003, Mr. Landon received 75,000 restricted shares in recognition of his appointment as President. Of the 75,000 restricted shares, 35,000 were performance-based vesting, and 40,000 were service-based with 10,000 shares vesting each year beginning on March 31, 2005 (10,000 service-based shares vested on March 31, 2007, and the remaining 10,000 will vest on March 31, 2008). All of the performance-based restricted stock from this award has vested. In May 2004, Mr. Landon received 75,000 restricted shares in recognition of his appointment as Chief Operating Officer. Of the 75,000 restricted shares, 40,000 were performance-based vesting, and 35,000 were service-based restricted shares, with 8,750 vesting each year beginning on March 31, 2005 (8,750 service-based shares vested on March 31, 2007 and the remaining 8,750 will vest on March 31, 2008). All of the performance-based restricted stock from this award has vested. See “Grants of Plan-Based Awards” above for a discussion of the restricted share grant made to Mr. Landon in 2007.

(4)            In December 2005, Mr. Ho was awarded 26,500 restricted shares. Of these shares, 15,250 were service-based and vest according to the following schedule: 2,000 shares vested on December 16, 2006, 3,875 shares vested on December 16, 2007, 5,625 shares vest on December 16, 2008, and 3,750 shares vest on December 16, 2009. 11,250 were performance-based vesting. Of these 11,250 shares, 3,750 vested in 2007. The remaining 9,375 shares will vest or be forfeited based on performance. See “Grants of Plan-Based Awards” above for a discussion of the restricted share grant made to Mr. Ho in 2007.

(5)            See “Grants of Plan-Based Awards” above for a discussion of the restricted share grant made to Mr. Rossi in 2007.

(6)            See “Grants of Plan-Based Awards” above for a discussion of the restricted share grant made to Mr. Stevens in 2007.

The following table includes values realized for stock options exercised, the vesting of restricted stock, and the payouts on performance-based restricted stock units. For further information on the vesting criteria for these restricted stock awards see the table “Outstanding Equity Awards At Fiscal Year-End.”

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Allan R. Landon(1)	0	0	18,750	$986,813
Peter S. Ho(2)	0	0	4,558	$223,146
Mark A. Rossi	0	0	0	0
Daniel C. Stevens	0	0	0	0
David W. Thomas(3)	50,950	$1,578,551	20,000	$1,034,400
Richard C. Keene(4)	63,316	$844,551	1,489	$77,551

(1)                                  Shares acquired during 2007 were comprised of 10,000 service-based shares from the December 2003 grant, and 8,750 service-based shares from the May 2004 grant. The fair market value of the Company’s stock was $52.63 on the vesting date of March 31, 2007.

(2)                                  Shares acquired during 2007 were comprised of 3,875 service-based shares from the December 2005 grant which vested on December 17, 2007 when the fair market value of the Company’s stock was $48.47. Also acquired during 2007 were 683 performance-based shares from the December 2005 grant which vested on February 28, 2007 when the fair market value of the Company’s stock was $51.72.

(3)                                  The 50,950 options exercised in 2007 were granted on April 20, 2001 with an exercise price of $21.16. Of these options, 30,000 were exercised on January 25, 2007 with an average stock price of $51.44 for a value realized on exercise of $908,400; 6,215 were exercised on October 26, 2007 with an stock price of $53.12 for a value realized on exercise of $198,631; and 14,735 were exercised on October 31, 2007 with an average stock price of $53.16 for a value realized on exercise of $471,520. In December 2005, 40,000 restricted shares were awarded to Mr. Thomas in recognition of his appointment as Chief Operating Officer. The vesting of his shares was conditioned on continued employment and the achievement of designated performance objectives for calendar years 2006 and 2007. On February 28, 2007, Mr. Thomas became vested in 20,000 of his restricted shares when the fair market value of the Company’s stock was $51.72.

(4)                                  Of the options exercised in 2007, 17,500 were granted on January 25, 2002 with an exercise price of $25.64; 10,000 were granted on April 28, 2003 with an exercise price of $32.89; and 35,816 were granted on December 16, 2005 with an exercise price of $50.72. On May 7, 2007, 5,800 options from the January 2002 grant, 10,000 options from the April 2003 Grant and 35,816 options from the December 2005 grant were exercised with an average stock price of $54.36 for a value realized on exercise of $511,646. On May 15, 2007 11,700 options from the January 2002 grant were exercised with an average stock price of $54.09 for a value realized on exercise of $332,865. Shares acquired during 2007 were comprised of 1,125 performance-based shares from the April 2003 grant, which vested on January 24, 2007 when the fair market value of the Company’s stock was $52,20; and 364 service-based shares from the December 2005 grant, which vested on February 28, 2007 when the fair market value of the Company’s stock was $51.72.

Equity Compensation Plan Information

The following table contains information with respect to all of the Company’s compensation plans (including individual compensation arrangements) under which securities are authorized for issuance as of December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted-average exercise price of outstanding options, warrants and rights b	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) c
Equity compensation plans approved by security holders	1,678,299	$31.55	1,180,974

PENSION BENEFITS

The Employees’ Retirement Plan of Bank of Hawaii (the “Retirement Plan”) provides retirement benefits for eligible employees based on the employee’s years of service and average annual salary during the 60 consecutive months resulting in the highest average (excluding overtime, incentive plan payouts, and discretionary bonuses). The Retirement Plan was frozen as of December 31, 1995, except that for the five-year period commencing January 1, 1996, benefits for certain eligible participants were increased in proportion to the increase in the participant’s average annual salary. As of December 31, 2000, the benefits under the Retirement Plan were completely frozen and not subject to increase for any additional years of service or increase in average annual salary. Peter S. Ho is the only named executive officer who is a participant in the Retirement Plan. A summary of his benefits is listed below:

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)	Payments During Last Fiscal Year ($)
Peter S. Ho	Employees’ Retirement Plan of Bank of Hawaii	2	$3,115	0

CHANGE IN CONTROL, TERMINATION AND OTHER ARRANGEMENTS

Bank of Hawaii’s Change in Control Retention Plan (the “Retention Plan”) provides a participant with benefits in the event that the participant’s employment is terminated by the Company without cause or by the participant for “good reason” within 24 months following a change in control of the Company. All of the named executive officers except Mr. Landon are participants in the Retention Plan. Two levels of benefits are payable to participants in the Retention Plan, with executives holding the position of Vice Chairperson or above being eligible for the higher tier of benefits. Each of the named executive officers other than Mr. Landon is eligible for the higher tier of benefits (described in the table below). In consideration of the benefits payable under the Retention Plan, participants are, for 12 months following termination of employment, subject to non-disclosure, non-competition (generally with respect to any other financial institution doing business in Hawaii), non-solicitation of business and employees, and non-disparagement restrictions.

Under the Retention Plan, a “change in control” will be deemed to have occurred if:

•                  any person or group becomes the beneficial owner of 25% or more of the combined voting power of the Company’s securities that are entitled to vote for the election of directors;

•                  a reorganization, merger or consolidation of the Company or the sale of substantially all of its assets occurs (excluding a transaction in which beneficial owners of the Company immediately prior to the transaction continue to own more than 60% of the total outstanding stock of the resulting entity and of the combined voting power of the entity’s securities that are entitled to vote for the election of directors); or

•                  individuals who constituted the Board of Directors as of April 30, 2004 cease to constitute a majority of the Board, including as a result of actual or threatened election contests or through consents by or on behalf of a party of other than the Board (but disregarding directors whose nomination or election was approved by at least a majority of the directors as of April 30, 2004 or other directors approved by them).

A participant is deemed to have “good reason” if one or more the following occur after a change in control without the participant’s written consent:

•                  a material reduction in the participant’s base salary, authority, duties or responsibilities, or in the budget over which the participant has authority;

•                  a material reduction in the authority, duties or responsibilities of the participant’s supervisor;

•                  the participant is required to relocate to a different Hawaiian Island for employment or to a place more than 50 miles from the participant’s base of employment immediately prior to the change in control; or

•                  any other action or inaction that constitutes a material breach of the Company of the Retention Plan or the participant’s employment agreement.

The terms of the Company’s 2004 Stock and Incentive Plan provide for full acceleration of vesting of restricted stock and restricted stock units upon the occurrence of a change in control of the Company.  Similarly, the Executive Incentive Plan provides that bonus awards will, upon a change in control of the Company, be prorated as though the applicable performance period ended on the change in control date and will be calculated as an amount equal to two times a participant’s bonus allocation for the original performance period.

The table below sets forth the benefits that would have been payable to each of the named executive officers had a qualifying termination occurred on December 31, 2007.

	Base Salary and Bonus Payment (1)	Executive Incentive Plan Payment (2)	Welfare Benefits (3)	Outplacement (4)	Relocation Payment/ Gross-Up (5)	Acceleration of Restricted Stock (6)	Non- competition Payment (7)	Excise Tax Gross Up (8)	Total (9)
Allan R. Landon(9)		$$1,500,000	$	$		$$2,097,609	$		$$3,597,609
Peter S. Ho	1,800,000	800,000	36,101	20,000	150,000	1,945,621	900,000	1,512,138	7,163,860
Mark A. Rossi	1,172,500	433,125	23,998	20,000	150,000	153,420	586,250	668,844	3,208,137
Daniel C. Stevens	1,172,500	275,625	36,108	20,000	150,000	153,420	586,250	633,503	3,027,406
David W. Thomas	1,620,000	720,000	12,059	20,000	150,000	0	810,000	0	3,332,059
Richard C. Keene	0	0	0	0	0	0	0	0	0

(1)                                  Under the Retention Plan, participants who held the position of Vice Chairperson or above as of his or her first date of participation in the plan would be entitled to the sum of (a) two times the participant’s highest annual base salary in the three fiscal years preceding termination of employment (the “Highest Base Salary”), and (b) two times the product of the participant’s annual bonus target percentage under the Executive Incentive Plan in the year of termination and the participant’s Highest Base Salary. Amounts would be payable in a lump sum on the first day of the seventh month following termination.

(2)                                  The Executive Incentive Plan provides that upon a change in control of the Company, a participant who would otherwise be entitled to a final award for a performance period ending after the date of the change in control will be entitled to an amount equal to two times the participant’s annual bonus target percentage under the plan (calculated based on the participant’s annualized salary), pro-rated to the number of months elapsed in the applicable performance period. The final award would be paid within ten days after the end of the shortened performance period.

(3)                                  In lieu of Company-paid health and welfare benefits, Retention Plan participants who held the position of Vice Chairperson or above as of his or her first date of participation in the plan would be entitled to an amount equal to three times the cost of annual COBRA premiums for the medical, dental and vision plan coverage that was provided to the participant immediately prior to termination (or coverage provided to employees generally if the participant was not covered by the Company’s health plans prior to termination). Amounts would be payable in a lump sum on the first day of the seventh month following termination.

(4)                                  Under the Retention Plan, participants who held the position of Vice Chairperson or below as of his or her first date of participation in the plan would be entitled to reimbursement for outplacement expenses not to exceed $20,000 (adjusted for inflation after 2007).

(5)                                  For participants who held the position of Vice Chairperson or above as of his or her first date of participation in the plan, the Retention Plan provides for reimbursement of reasonable moving expenses incurred by the participant within 24 months following a qualifying termination (to the extent not reimbursed by another employer), as well as a gross-up payment as necessary for income taxes owing on such reimbursement. The maximum reimbursement for real estate transaction expenses shall not exceed $100,000 and the maximum reimbursement for all other reasonable moving expenses shall not exceed $50,000.

(6)                                  Under the 1994 Stock Option Plan and 2004 Stock and Incentive Compensation Plan, a change in control would accelerate the lapsing of restrictions applicable to any restricted stock granted under such plans.

(7)                                  Under the Retention Plan, a participant who held the position of Vice Chairperson or above as of his or her first date of participation in the plan is eligible to receive an amount equal to the sum of (a) one times his Highest Base Salary, and (b) the product of the participant’s annual bonus target percentage under the Executive Incentive Plan in the year of termination and the participant’s Highest Base Salary, provided that the participant refrains from competing against the Company (generally with respect to any other financial institution doing business in Hawaii) for twelve months following the date of termination.

(8)                                  Under the Retention Plan, a participant who held the position of Vice Chairperson or above as of his or her first date of participation in the plan is generally entitled to a tax gross-up payment in the event that payments to the participant in connection with a change in control are deemed to be excess parachute payments subject to the excise tax under Internal Revenue Code Section 4999 (or any similar excise tax imposed by state or local law). However, if the total benefits payable to the participant upon a change in control (disregarding any tax gross-up payment) would be less than 110% of the maximum amount that the participant could receive without becoming subject to the above-described excise taxes (the “Maximum Amount”), then the total benefits payable to the participant shall instead be reduced to an amount that would not exceed the Maximum Amount, and no tax gross-up payment will be made to the participant.

(9)                                  Mr. Landon has terminated his participation in the Key Employee Severance Plan and had not, as of December 31, 2007, elected to participate in the Retention Plan.

The Company does not have employment agreements with its executives. However, the Committee has from time to time entered into retention agreements with certain of its executives as an incentive to the executives to stay with the Company for a specified period of time.

The Company entered into a Retention Agreement as of December 16, 2005 with David Thomas (the “Retention Agreement”). The Retention Agreement provided for certain payments to be made to Mr. Thomas subject to his remaining in the employ of the Company through February 29, 2008, although the Company retained the right, under the terms of the agreement, to advance or delay the date of Mr. Thomas’ separation from service. In December 2007, the Company determined that Mr. Thomas had completed his responsibilities for service to the Company and, in accordance with the terms of the Retention Agreement, determined that December 31, 2007 would be his last day of employment. As provided in the Retention Agreement, Mr. Thomas became entitled, upon signing a general release of claims against the Company, to receive a payment equal to 24 months of his base monthly salary as of December 31, 2007 (which, based on Mr. Thomas’ monthly base salary as of December 31, 2007, would total $900,000), payable in 36 monthly payments commencing on July 1, 2008. In addition, Mr. Thomas will be entitled to continued health insurance coverage with the same percentage of shared premiums as prior to his separation date for a period of 36 months after his separation date, and will not be required to reimburse the Company for certain club membership fees. Mr. Thomas will also receive a final bonus under the Executive Incentive Plan for the 2007 performance year. In addition, Mr. Thomas held, at the time of his separation, 20,000 restricted shares that were scheduled to vest on February 28, 2008, subject to the achievement of certain performance objectives and Mr. Thomas remaining employed by the Company through February 28, 2008. Mr. Thomas forfeited the 20,000 shares as a result of the Company’s advancement of his separation date, and the Company accordingly, in recognition of his performance, agreed to pay Mr. Thomas a cash amount of $1,022,800 (based on the per share closing price of the Company’s shares on the New York Stock Exchange on December 31, 2007). In exchange for benefits payable under his Retention Agreement, Mr. Thomas agreed to non-compete restrictions for a period of 24 months following termination and non-solicitation restrictions for a period of 36 months, and to not disparage the Company.

In January 2007, the Company announced Richard Keene’s intention to resign from the Company during the first quarter of 2007. In order to retain Mr. Keene’s services during a transition period preceding the hiring of a new Chief Financial Officer, on February 21, 2007, the Company and Mr. Keene entered into an agreement pursuant to which Mr. Keene would continue to receive his salary, bonus and other executive benefits through his departure date and receive a lump sum separation payment of $400,000. As part of his agreement with the Company, Mr. Keene executed a release of claims against the Company, agreed to a non-compete for a period of twenty-four (24) months following termination and a non-solicitation period of thirty-six (36) months, and to not disparage the Company. Mr. Keene completed his employment on March 14, 2007.

The terms of each of the foregoing agreements were negotiated at arms’ length between management of the Company and each executive. The Committee reviewed the terms of each agreement and determined in each case that any increase in compensation over the executive’s prior compensation was necessary to induce the executive to stay with the Company during a specified transition period.

COMPENSATION COMMITTEE REPORT

The Compensation Committee, composed entirely of independent directors in accordance with the applicable laws, regulations, NYSE listing requirements and the Governance Guidelines, sets and administers policies that govern the Company’s executive compensation programs, and various incentive and stock programs. The Compensation Committee has reviewed and discussed the Compensation Disclosure and Analysis to be included in the Company’s 2008 Proxy Statement with management and, based on these discussions, recommended to the Company’s Board that the Compensation Disclosure and Analysis be included in such Proxy Statement.

As submitted by the members of the Compensation Committee

David A. Heenan, Chairman

Mary G. F. Bitterman

Barbara J. Tanabe

Robert W. Wo, Jr.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during fiscal year 2007 served as an officer, former officer, or employee of the Company or had a relationship that was required to be disclosed under “Related Person Transactions.” Further, during 2007, no executive officer of the Company served as:

•                  A member of the Compensation Committee (or equivalent) of any other entity, one of whose executive officers served as one of our directors or was an immediate family member of a director, or served on our Compensation Committee; or

•                  A director of any other entity, one of whose executive officers or their immediate family member served on our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

“Beneficial Ownership” and “Executive Compensation – Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

“Corporate Governance – Director Independence” and “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services

Fees paid to the Company’s independent registered public accounting firm are disclosed under the caption “Proposal 3: Ratification of Selection of an Independent Registered Public Accounting Firm” and related pre-approval policies are in the Company’s Audit Committee Charter, a copy of which is posted in the Investor Relations section of the Company’s website at www.boh.com.

Item 15. Exhibits, Financial Statement Schedules

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

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Bank of Hawaii Corporation has duly caused this amendment to its report to be signed on its behalf by the undersigned, there unto duly authorized.

Date April 25, 2008	Bank of Hawaii Corporation

	By:	/s/ Allan R. Landon
Allan R. Landon Chairman of the Board, Chief Executive Officer and President