Form 10-Q
period 2008-06-30
BANK OF HAWAII CORP
filed 2008-07-30
CIK 46195

U N I T E D    S T A T E S

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X ]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

or

[     ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

----------------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
--------------------------	-----------------------------------------
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street, Honolulu, Hawaii	96813
-------------------------------------------------------	-------------
(Address of principal executive offices)	(Zip Code)

1-888-643-3888

----------------------------------------------------------------

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

Yes   X       No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     X                                                                                  Accelerated filer    ___

Non-accelerated filer __  (Do not check if a smaller reporting company)           Smaller reporting company  ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __      No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 25, 2008, there were 47,766,792 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(dollars in thousands, except per share amounts)	2008	2007	2008	2007
Interest Income
Interest and Fees on Loans and Leases	$97,959	$112,026	$202,372	$222,324
Income on Investment Securities
Trading	1,209	1,357	2,369	2,975
Available-for-Sale	35,321	31,563	69,572	62,524
Held-to-Maturity	3,033	3,827	6,272	7,879
Deposits	204	96	399	154
Funds Sold	420	533	1,412	1,591
Other	489	364	915	697
Total Interest Income	138,635	149,766	283,311	298,144
Interest Expense
Deposits	20,238	33,701	47,703	67,076
Securities Sold Under Agreements to Repurchase	7,488	11,665	18,105	23,551
Funds Purchased	270	1,452	903	2,375
Short-Term Borrowings	12	91	46	178
Long-Term Debt	3,459	3,979	7,206	7,949
Total Interest Expense	31,467	50,888	73,963	101,129
Net Interest Income	107,168	98,878	209,348	197,015
Provision for Credit Losses	7,172	3,363	21,599	5,994
Net Interest Income After Provision for Credit Losses	99,996	95,515	187,749	191,021
Noninterest Income
Trust and Asset Management	15,460	16,135	30,546	31,968
Mortgage Banking	2,738	2,479	7,035	5,850
Service Charges on Deposit Accounts	12,411	11,072	24,494	22,039
Fees, Exchange, and Other Service Charges	17,176	16,556	33,277	32,617
Investment Securities Gains, Net	157	575	287	591
Insurance	5,590	4,887	12,720	11,102
Other	7,007	6,324	38,305	14,821
Total Noninterest Income	60,539	58,028	146,664	118,988
Noninterest Expense
Salaries and Benefits	45,984	44,587	101,457	89,993
Net Occupancy	11,343	9,695	21,786	19,506
Net Equipment	4,474	4,871	8,795	9,658
Professional Fees	2,588	2,599	5,201	5,142
Other	19,473	18,080	40,055	37,656
Total Noninterest Expense	83,862	79,832	177,294	161,955
Income Before Provision for Income Taxes	76,673	73,711	157,119	148,054
Provision for Income Taxes	28,391	25,982	51,622	52,990
Net Income	$48,282	$47,729	$105,497	$95,064
Basic Earnings Per Share	$1.01	$0.97	$2.20	$1.93
Diluted Earnings Per Share	$1.00	$0.95	$2.18	$1.89
Dividends Declared Per Share	$0.44	$0.41	$0.88	$0.82
Basic Weighted Average Shares	47,733,278	49,276,820	47,849,945	49,351,959
Diluted Weighted Average Shares	48,300,049	50,077,219	48,423,619	50,173,856

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)
	June 30,	December 31,	June 30,
(dollars in thousands)	2008	2007	2007
Assets
Interest-Bearing Deposits	$6,056	$4,870	$130,732
Funds Sold	-	15,000	200,000
Investment Securities
Trading	94,347	67,286	123,591
Available-for-Sale	2,646,506	2,563,190	2,455,668
Held-to-Maturity (Fair Value of $255,905; $287,644; and $313,589)	260,592	292,577	327,118
Loans Held for Sale	11,183	12,341	13,527
Loans and Leases	6,518,128	6,580,861	6,566,126
Allowance for Loan and Lease Losses	(102,498)	(90,998)	(90,998)
Net Loans and Leases	6,415,630	6,489,863	6,475,128
Total Earning Assets	9,434,314	9,445,127	9,725,764
Cash and Noninterest-Bearing Deposits	280,635	368,402	345,226
Premises and Equipment	117,323	117,177	122,929
Customers’ Acceptances	1,856	1,112	2,234
Accrued Interest Receivable	42,295	45,261	49,121
Foreclosed Real Estate	229	184	48
Mortgage Servicing Rights	30,272	27,588	29,112
Goodwill	34,959	34,959	34,959
Other Assets	429,266	433,132	413,175
Total Assets	$10,371,149	$10,472,942	$10,722,568

Liabilities
Deposits
Noninterest-Bearing Demand	$1,876,782	$1,935,639	$1,896,335
Interest-Bearing Demand	1,666,726	1,634,675	1,755,646
Savings	2,781,082	2,630,471	2,923,168
Time	1,579,400	1,741,587	1,739,255
Total Deposits	7,903,990	7,942,372	8,314,404
Funds Purchased	69,400	75,400	90,650
Short-Term Borrowings	10,180	10,427	15,644
Securities Sold Under Agreements to Repurchase	1,028,518	1,029,340	910,302
Long-Term Debt (includes $121,326 carried at fair value as of June 30, 2008)	205,351	235,371	260,329
Banker’s Acceptances	1,856	1,112	2,234
Retirement Benefits Payable	29,478	29,984	43,892
Accrued Interest Payable	13,588	20,476	18,292
Taxes Payable and Deferred Taxes	250,125	278,218	277,516
Other Liabilities	91,105	99,987	80,499
Total Liabilities	9,603,591	9,722,687	10,013,762
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares;
issued / outstanding: June 2008 - 57,016,182 / 47,941,409;
December 2007 - 56,995,447 / 48,589,645;
and June 2007 - 56,927,022 / 49,440,204)	568	567	566
Capital Surplus	489,335	484,790	480,389
Accumulated Other Comprehensive Loss	(15,813)	(5,091)	(45,705)
Retained Earnings	745,244	688,638	645,149
Treasury Stock, at Cost (Shares: June 2008 - 9,074,773;
December 2007 - 8,405,802; and June 2007 - 7,486,818)	(451,776)	(418,649)	(371,593)
Total Shareholders’ Equity	767,558	750,255	708,806
Total Liabilities and Shareholders’ Equity	$10,371,149	$10,472,942	$10,722,568

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accum.
				Other
				Compre-			Compre-
		Common	Capital	hensive	Retained	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	Loss	Earnings	Stock	Income
Balance as of December 31, 2007	$750,255	$567	$484,790	$(5,091)	$688,638	$(418,649)
Cumulative-Effect Adjustment of a Change in Accounting Principle, Net of Tax:
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”	(2,736)	-	-	-	(2,736)	-
Comprehensive Income:
Net Income	105,497	-	-	-	105,497	-	$105,497
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment
Securities Available-for-Sale	(10,820)	-	-	(10,820)	-	-	(10,820)
Amortization of Net Loss for Pension Plans and Postretirement Benefit Plan	98	-	-	98	-	-	98
Total Comprehensive Income							$94,775
Share-Based Compensation	3,072	-	3,072	-	-	-
Net Tax Benefits related to Share-Based Compensation	1,304	-	1,304	-	-	-
Common Stock Issued under Purchase and Equity Compensation Plans (276,946 shares)	8,478	1	169	-	(3,812)	12,120
Common Stock Repurchased (923,330 shares)	(45,247)	-	-	-	-	(45,247)
Cash Dividends Paid	(42,343)	-	-	-	(42,343)	-
Balance as of June 30, 2008	$767,558	$568	$489,335	$(15,813)	$745,244	$(451,776)

Balance as of December 31, 2006	$719,420	$566	$475,178	$(39,084)	$630,660	$(347,900)
Cumulative-Effect Adjustment of a Change in Accounting Principle, Net of Tax:
SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”	5,126	-	-	5,279	(153)	-
FSP No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”	(27,106)	-	-	-	(27,106)	-
FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”	(7,247)	-	-	-	(7,247)	-
Comprehensive Income:
Net Income	95,064	-	-	-	95,064	-	$95,064
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(12,316)	-	-	(12,316)	-	-	(12,316)
Amortization of Net Loss for Pension Plans and Postretirement Benefit Plan	416	-	-	416	-	-	416
Total Comprehensive Income							$83,164
Share-Based Compensation	2,748	-	2,748	-	-	-
Net Tax Benefits related to Share-Based Compensation	2,208	-	2,208	-	-	-
Common Stock Issued under Purchase and Equity Compensation Plans (444,008 shares)	12,407	-	255	-	(5,312)	17,464
Common Stock Repurchased (779,689 shares)	(41,157)	-	-	-	-	(41,157)
Cash Dividends Paid	(40,757)	-	-	-	(40,757)	-
Balance as of June 30, 2007	$708,806	$566	$480,389	$(45,705)	$645,149	$(371,593)

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
(dollars in thousands)	2008	2007
Operating Activities
Net Income	$105,497	$95,064
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	21,599	5,994
Depreciation and Amortization	7,047	7,376
Amortization of Deferred Loan and Lease Fees	(1,058)	(911)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	741	1,603
Share-Based Compensation	3,072	2,748
Benefit Plan Contributions	(1,078)	(5,217)
Deferred Income Taxes	(58,991)	(35,400)
Net Gain on Investment Securities	(287)	(591)
Net Change in Trading Securities	(27,061)	40,589
Proceeds from Sales of Loans Held for Sale	261,820	179,139
Originations of Loans Held for Sale	(260,662)	(180,724)
Tax Benefits from Share-Based Compensation	(1,389)	(2,229)
Net Change in Other Assets and Other Liabilities	26,870	(21,360)
Net Cash Provided by Operating Activities	76,120	86,081

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	494,209	301,327
Proceeds from Sales	195,000	-
Purchases	(789,666)	(334,901)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	31,765	43,861
Net Change in Loans and Leases	53,692	9,239
Premises and Equipment, Net	(7,193)	(4,380)
Net Cash (Used in) Provided by Investing Activities	(22,193)	15,146

Financing Activities
Net Change in Deposits	(38,382)	291,010
Net Change in Short-Term Borrowings	(7,069)	(102,426)
Repayments of Long-Term Debt	(32,425)	-
Tax Benefits from Share-Based Compensation	1,389	2,229
Proceeds from Issuance of Common Stock	8,569	12,500
Repurchase of Common Stock	(45,247)	(41,157)
Cash Dividends Paid	(42,343)	(40,757)
Net Cash (Used in) Provided by Financing Activities	(155,508)	121,399

Net Change in Cash and Cash Equivalents	(101,581)	222,626
Cash and Cash Equivalents at Beginning of Period	388,272	453,332
Cash and Cash Equivalents at End of Period	$286,691	$675,958
Supplemental Information
Cash Paid for:
Interest	$80,852	$105,555
Income Taxes	63,604	33,076
Non-cash Investing and Financing Activities:
Transfers from Investment Securities-Available-for-Sale to Trading	-	164,180
Transfers from Loans to Foreclosed Real Estate	110	138

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Fair Value Measurements

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which became effective for the Company on January 1, 2008, established a framework for measuring fair value, while expanding fair value measurement disclosures.  SFAS No. 157 established a fair value hierarchy that distinguishes between independent observable inputs and unobservable inputs based on the best information available.  SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities, the effect of these measurements on earnings for the period, and the inputs used to measure fair value.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157.  In February 2008, the FASB also issued FSP FAS 157-2 to allow entities to electively defer the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  The Company plans to apply the fair value measurement provisions of SFAS No. 157 to its nonfinancial assets and liabilities measured at fair value effective January 1, 2009.  The adoption of SFAS No. 157 had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition.

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

Loan Commitments

U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” which became effective for the Company on January 1, 2008, requires entities to include the expected net future cash flows related to the servicing of the loan in the measurement of written loan commitments that are accounted for at fair value through earnings.  The expected net future cash flows from servicing the loan that are to be included in measuring the fair value of the written loan commitment is to be determined in the same manner that the fair value of a recognized servicing asset is measured under SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.”  However, a separate and distinct servicing asset is not recognized for accounting purposes until the servicing rights have been contractually separated from the underlying loan by sale or securitization of the loan with servicing rights retained.  The impact of SAB No. 109 was to accelerate the recognition of the estimated fair value of the servicing rights related to the loan from the loan sale date to the loan commitment date.  The adoption of SAB No. 109 did not have a material impact on the Company’s statements of income and condition.

Future Application of Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133.”  SFAS No. 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities.  Expanded qualitative disclosures that will be required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also requires several added quantitative disclosures in financial statements.  SFAS No. 161 will be effective for the Company on January 1, 2009 and its adoption is not expected to impact the Company’s statements of income and condition.

Note 2.  Pension Plans and Postretirement Benefit Plan

The components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan for the three and six months ended June 30, 2008 and 2007 are presented in the following table:

Pension Plans and Postretirement Benefit Plan (Unaudited)
	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2008	2007	2008	2007
Three Months Ended June 30,
Service Cost	$-	$-	$89	$155
Interest Cost	1,298	1,223	420	395
Expected Return on Plan Assets	(1,522)	(1,373)	-	-
Amortization of Prior Service Credit	-	-	(53)	(50)
Recognized Net Actuarial Losses (Gains)	270	450	(140)	(75)
Net Periodic Benefit Cost	$46	$300	$316	$425

Six Months Ended June 30,
Service Cost	$-	$-	$179	$310
Interest Cost	2,596	2,446	840	790
Expected Return on Plan Assets	(3,044)	(2,746)	-	-
Amortization of Prior Service Credit	-	-	(107)	(100)
Recognized Net Actuarial Losses (Gains)	540	900	(280)	(150)
Net Periodic Benefit Cost	$92	$600	$632	$850

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the statements of income.  There were no significant changes from the previously reported $0.7 million that the Company expects to contribute to the pension plans and the $1.1 million that it expects to contribute to the postretirement benefit plan for the year ending December 31, 2008.  For the three and six months ended June 30, 2008, the Company contributed $0.3 million and $0.4 million, respectively, to its pension plans.  For the three and six months ended June 30, 2008, the Company contributed $0.3 million and $0.7 million, respectively, to its postretirement benefit plan.

Note 3.  Business Segments

The Company’s business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury.  The Company’s internal management accounting process measures the performance of the business segments based on the management structure of the Company.  This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the provision for credit losses (the “Provision”), and capital.  This process is dynamic and requires certain allocations based on judgment and other subjective factors.  Unlike financial accounting, there is no comprehensive authoritative guidance for management accounting that is equivalent to GAAP.

Selected financial information for each business segment is presented below for the three and six months ended June 30, 2008 and 2007.

Business Segments Selected Financial Information (Unaudited)
	Retail	Commercial	Investment		Consolidated
(dollars in thousands)	Banking	Banking	Services	Treasury	Total
Three Months Ended June 30, 2008
Net Interest Income	$59,555	$43,264	$3,938	$411	$107,168
Provision for Credit Losses	2,571	4,652	(1)	(50)	7,172
Net Interest Income After Provision for Credit Losses	56,984	38,612	3,939	461	99,996
Noninterest Income	27,270	9,997	19,019	4,253	60,539
Noninterest Expense	(43,335)	(23,544)	(16,363)	(620)	(83,862)
Income Before Provision for Income Taxes	40,919	25,065	6,595	4,094	76,673
Provision for Income Taxes	(15,140)	(9,286)	(2,440)	(1,525)	(28,391)
Allocated Net Income	$25,779	$15,779	$4,155	$2,569	$48,282

Total Assets as of June 30, 2008	$3,649,376	$2,998,013	$242,443	$3,481,317	$10,371,149

Three Months Ended June 30, 2007 [1]

Net Interest Income (Loss)	$55,606	$40,668	$3,466	$(862)	$98,878
Provision for Credit Losses	1,258	2,115	-	(10)	3,363
Net Interest Income (Loss) After Provision for Credit Losses	54,348	38,553	3,466	(852)	95,515
Noninterest Income	26,790	8,033	19,454	3,751	58,028
Noninterest Expense	(41,109)	(22,318)	(15,519)	(886)	(79,832)
Income Before Provision for Income Taxes	40,029	24,268	7,401	2,013	73,711
Provision for Income Taxes	(14,812)	(9,061)	(2,738)	629	(25,982)
Allocated Net Income	$25,217	$15,207	$4,663	$2,642	$47,729

Total Assets as of June 30, 2007 [1]	$3,638,207	$3,108,240	$230,134	$3,745,987	$10,722,568

Six Months Ended June 30, 2008
Net Interest Income (Loss)	$117,979	$86,099	$7,808	$(2,538)	$209,348
Provision for Credit Losses	10,523	11,878	(1)	(801)	21,599
Net Interest Income (Loss) After Provision for Credit Losses	107,456	74,221	7,809	(1,737)	187,749
Noninterest Income	55,817	32,246	37,280	21,321	146,664
Noninterest Expense	(87,104)	(48,265)	(33,226)	(8,699)	(177,294)
Income Before Provision for Income Taxes	76,169	58,202	11,863	10,885	157,119
Provision for Income Taxes	(28,182)	(21,587)	(4,389)	2,536	(51,622)
Allocated Net Income	$47,987	$36,615	$7,474	$13,421	$105,497

Total Assets as of June 30, 2008	$3,649,376	$2,998,013	$242,443	$3,481,317	$10,371,149
Six Months Ended June 30, 2007 [1]
Net Interest Income	$110,025	$79,698	$6,991	$301	$197,015
Provision for Credit Losses	2,803	3,213	-	(22)	5,994
Net Interest Income After Provision for Credit Losses	107,222	76,485	6,991	323	191,021
Noninterest Income	52,370	20,246	38,601	7,771	118,988
Noninterest Expense	(82,443)	(45,238)	(31,202)	(3,072)	(161,955)
Income Before Provision for Income Taxes	77,149	51,493	14,390	5,022	148,054
Provision for Income Taxes	(28,539)	(18,935)	(5,324)	(192)	(52,990)
Allocated Net Income	$48,610	$32,558	$9,066	$4,830	$95,064

Total Assets as of June 30, 2007 [1]	$3,638,207	$3,108,240	$230,134	$3,745,987	$10,722,568

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

Assets and Liabilities Measured at Fair Value on Recurring Basis (Unaudited)
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investment Securities Trading	$-	$94,347	$-	$94,347
Investment Securities Available-for-Sale	1,676	2,619,814	25,016	2,646,506
Mortgage Servicing Rights	-	-	30,272	30,272
Other Assets	6,501	-	-	6,501
Net Derivative Assets and Liabilities	(80)	371	326	617
Total Assets at Fair Value	$8,097	$2,714,532	$55,614	$2,778,243

Long-Term Debt	$-	$-	$121,326	$121,326
Total Liabilities at Fair Value	$-	$-	$121,326	$121,326

For the three and six months ended June 30, 2008, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Investment	Mortgage	Net Derivative
	Securities	Servicing	Assets and
Assets (Unaudited) (dollars in thousands)	Available-for-Sale [1]	Rights [2]	Liabilities [3]	Total
Three Months Ended June 30, 2008
Balance as of April 1, 2008	$95,219	$27,149	$810	$123,178
Realized and Unrealized Net Gains (Losses):
Included in Net Income	-	1,459	1,121	2,580
Included in Other Comprehensive Income	(200)	-	-	(200)
Purchases, Sales, Issuances, and Settlements, Net	(70,003)	1,664	(1,605)	(69,944)
Balance as of June 30, 2008	$25,016	$30,272	$326	$55,614

Total Unrealized Net Gains Included in Net Income
Related to Assets Still Held as of June 30, 2008	$-	$2,201	$326	$2,527

Liabilities (Unaudited) (dollars in thousands)	Long-Term Debt [4]	Total
Three Months Ended June 30, 2008
Balance as of April 1, 2008	$128,932	$128,932
Unrealized Net Gains Included in Net Income	(1,606)	(1,606)
Purchases, Sales, Issuances, and Settlements, Net	(6,000)	(6,000)
Balance as of June 30, 2008	$121,326	$121,326

Total Unrealized Net Gains Included in Net Income
Related to Liabilities Still Held as of June 30, 2008	$(1,416)	$(1,416)

	Investment	Mortgage	Net Derivative
	Securities	Servicing	Assets and
Assets (Unaudited) (dollars in thousands)	Available-for-Sale [1]	Rights [2]	Liabilities [3]	Total
Six Months Ended June 30, 2008
Balance as of January 1, 2008	$218,980	$27,588	$113	$246,681
Realized and Unrealized Net Gains (Losses):
Included in Net Income	-	(899)	2,893	1,994
Included in Other Comprehensive Income	1,028	-	-	1,028
Purchases, Sales, Issuances, and Settlements, Net	(194,992)	3,583	(2,680)	(194,089)
Balance as of June 30, 2008	$25,016	$30,272	$326	$55,614

Total Unrealized Net Gains Included in Net Income
Related to Assets Still Held as of June 30, 2008	$-	$653	$326	$979

Liabilities (Unaudited) (dollars in thousands)	Long-Term Debt [4]	Total
Six Months Ended June 30, 2008
Balance as of January 1, 2008	$129,032	$129,032
Unrealized Net Gains Included in Net Income	(1,706)	(1,706)
Purchases, Sales, Issuances, and Settlements, Net	(6,000)	(6,000)
Balance as of June 30, 2008	$121,326	$121,326

Total Unrealized Net Gains Included in Net Income
Related to Liabilities Still Held as of June 30, 2008	$(1,512)	$(1,512)

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

There were no transfers in or out of the Company’s Level 3 financial assets and liabilities for the three and six months ended June 30, 2008.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company also measures certain financial assets at fair value on a nonrecurring basis in accordance with GAAP.  For the three and six months ended June 30, 2008, there were no adjustments to fair value for the Company’s loans held for sale in accordance with GAAP.

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

1 Includes unamortized discount and deferred costs, which were removed from the statement of condition with the cumulative-effect adjustment to adopt the provisions of SFAS No. 159 on January 1, 2008.

The fair value option was elected for the subordinated notes as it provided the Company with an opportunity to better manage its interest rate risk and to achieve balance sheet management flexibility.  As of June 30, 2008, the subordinated notes no longer qualified as a component of Total Capital for regulatory capital purposes, due to the maturity being within 12 months from June 30, 2008.

Gains and losses on the subordinated notes subsequent to the initial fair value measurement are recognized in earnings as a component of other noninterest income.  For the three and six months ended June 30, 2008, the Company recorded a gain of $1.6 million and $1.7 million, respectively, as a result of the change in fair value of the Company’s subordinated notes.  Interest expense related to the Company’s subordinated notes continues to be measured based on contractual interest rates and reported as such in the statement of income.

The following reflects the difference between the fair value carrying amount of the Company’s subordinated notes and the aggregate unpaid principal amount the Company is contractually obligated to pay until maturity as of June 30, 2008.

Excess of Fair Value
	Fair Value	Aggregate Unpaid	Carrying Amount
	Carrying Amount as of	Principal Amount as of	Over Aggregate Unpaid
(Unaudited) (dollars in thousands)	June 30, 2008	June 30, 2008	Principal Balance
Long-Term Debt Reported at Fair Value	$121,326	$118,971	$2,355

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

Note 6.  Income Taxes

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2008	2007	2008	2007
Statutory Federal Income Tax Rate	35.00%	35.00%	35.00%	35.00%
Increase (Decrease) in Tax Rate Resulting From:
State Income Tax, Net of Federal Income Tax	5.14	3.67	4.77	3.75
Foreign Tax Credits	-	(0.72)	-	(1.08)
Low Income Housing Investments	(0.10)	(0.14)	(0.21)	(0.15)
Bank-Owned Life Insurance	(0.85)	(0.94)	(0.85)	(0.90)
Leveraged Leases	(0.51)	(1.15)	(4.90)	(0.50)
Other	(1.65)	(0.47)	(0.95)	(0.33)
Effective Tax Rate	37.03%	35.25%	32.86%	35.79%

The lower effective tax rate for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to the sale of the Company’s equity interest in an aircraft leveraged lease in March 2008.  The pre-tax gain from this sale would have resulted in an income tax expense of approximately $4.6 million, based on statutory income tax rates.  However, due to the timing of the sale of the Company’s equity interest and the adjustment of previously recognized income tax liabilities, this transaction resulted in a $1.4 million income tax benefit to the Company.  As a result, the total income tax benefit from this transaction was approximately $6.0 million and is reflected in the leveraged lease line item in the table above.

Note 7.  Contingencies

In October 2007, Visa, Inc. (“Visa”) announced that it had completed a series of restructuring transactions in preparation for its initial public offering (“IPO”) planned for the first quarter of 2008.  As part of this restructuring, the Company received approximately 0.9 million shares of restricted Class USA stock in Visa in exchange for the Company’s membership interests.  The Company did not recognize a gain or loss upon the receipt of Class USA shares in October 2007.  Visa completed its IPO in March 2008, resulting in the conversion of the Company’s Class USA shares to approximately 0.8 million shares of Class B common stock in Visa.  Visa exercised its option to mandatorily redeem approximately 0.3 million shares of the Company’s Class B common stock in Visa in exchange for cash, which resulted in the Company recording a $13.7 million gain in other noninterest income in the first quarter of 2008.  The Company’s remaining Class B shares (approximately 0.5 million) in Visa are restricted for a period of three years after the IPO or upon settlement of litigation claims, whichever is later.  The Company has not recognized a gain or loss on the remaining Class B shares in Visa.  Concurrent with its IPO, Visa funded an escrow account to cover litigation claims and settlements as discussed below.

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

Other litigation covered by the Company’s indemnification of Visa and expected to be settled from the escrow account include: 1) a lawsuit filed by Discover Financial Services, Inc. (“Discover”) claiming that Visa prevented banks from issuing payment cards on the Discover network; 2) class action lawsuits filed on behalf of merchants who accept payment cards against Visa U.S.A., Inc. claiming that the setting of interchange is unlawful, among other claims; and 3) a consumer class action lawsuit against Visa U.S.A., Inc., Visa International, and MasterCard alleging unfair competition.  In December 2007, the Company established a liability of $1.3 million related to the indemnification of Visa in the Discover lawsuit.  However, as a result of Visa’s IPO and funding of the escrow account, the Company reversed the $1.3 million liability previously established and recorded a credit to other noninterest expense in March 2008.  Our indemnification of Visa, related to the costs of the class action lawsuits, if any, is expected to be funded from the Visa escrow account prior to any additional liability being incurred by the Company.

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

The Bank, directly and through its subsidiaries, provides a broad range of financial services and products primarily to customers in Hawaii and the Pacific Islands (Guam, nearby islands, and American Samoa).  References to “we,” “our,” “us,” or the “Company,” refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes.

2007+ Plan

Our governing objective is to maximize shareholder value over time.

In January 2007, we introduced our 2007+ Plan (“Plan”) to our shareholders, customers, and employees.  Our Plan, which we continue to follow in 2008, focuses on five strategic themes:

•      Growth

•      Integration

•      People

•      Brand

•      Discipline

Plan Financial Objectives and Financial Results

Our Plan was prepared with the expectation that economic growth in Hawaii could slow in 2007 and beyond.  Our Plan was based on assumptions of moderate growth in revenues and consistent, positive operating leverage.  The following summarizes our Plan financial objectives compared with our financial results for the second quarter and first six months of 2008:

Plan Financial Objectives and Financial Results

	Plan	Three Months Ended	Six Months Ended
Performance Ratios	Financial Objectives	June 30, 2008	June 30, 2008
Average ROA	Above 1.70%	1.85%	2.01%
Average ROE	Above 25.00%	24.82%	27.33%
Efficiency	Approaching
Ratio	50.00%	50.01%	49.80%
Operating Leverage	Positive	(11.62) %	16.01%

For the second quarter of 2008, net income was $48.3 million, an increase of $0.6 million or 1% from the second quarter of 2007.  Diluted earnings per share were $1.00, an increase of $0.05 or 5% from the second quarter of 2007.  Our strong performance in the second quarter of 2008 was primarily due to an increase in net interest margin and growth in substantially all noninterest income categories.  Our Provision for Credit Losses (the “Provision”) increased in the second quarter of 2008 compared to the same period in 2007.  Overall credit quality of our loans and leases remains solid despite a slowing economy and continued exposure to the airline industry.

For the first six months of 2008, net income was $105.5 million, an increase of $10.4 million or 11% from the first six months of 2007.  Diluted earnings per share were $2.18, an increase of $0.29 or 15% from the first six months of 2007.  Our strong financial performance for the first six months of 2008 was enhanced by two transactions recorded in the first quarter of 2008:

•      Pre-tax gains of $13.7 million resulting from the mandatory redemption of our Visa, Inc. (“Visa”) shares, as well as a $5.6 million reversal of previously recorded contingency accruals related to Visa legal matters; and

•      Pre-tax gains of $11.6 million resulting from the sale of our equity interest in an aircraft lease.  This sale also resulted in a net benefit for income taxes from the adjustment of previously recognized tax liabilities.  After-tax gains from this transaction were $13.0 million.

Partially offsetting these gains, were accruals for the following transactions recorded in the first quarter of 2008:

•      $9.0 million for employees related to cash awards to purchase our stock and earnings-based incentive compensation;

•      $1.0 million related to the call premium on our Bancorp Hawaii Capital Trust I Capital Securities (“Capital Securities”); and

•      $2.3 million in contributions to the Bank of Hawaii Charitable Foundation and other charitable organizations.

In addition, we increased our Allowance for Loan and Lease Losses (the “Allowance”) by recording a Provision of $21.6 million, which exceeded net charge-offs by $11.5 million for the first six months of 2008.  The increase in the Allowance, a result of our quarterly evaluation of the adequacy of the Allowance, reflects increased risk in our commercial aircraft leasing, small business, and unsecured consumer lending portfolios.

We also increased our reserves for legal contingencies by $3.0 million in the first six months of 2008.  This increase was due to our on-going evaluation of potential losses related to pending litigation, claims, and assessments.

Table 1 presents our financial highlights for the three and six months ended June 30, 2008 and 2007 and as of June 30, 2008, December 31, 2007, and June 30, 2007.

Financial Highlights (Unaudited)				Table 1
	Three Months Ended		Six Months Ended
		June 30,		June 30,
(dollars in thousands, except per share amounts)	2008	2007	2008	2007
For the Period:
Net Interest Income	$107,168	$98,878	$209,348	$197,015
Total Noninterest Income	60,539	58,028	146,664	118,988
Total Noninterest Expense	83,862	79,832	177,294	161,955
Net Income	48,282	47,729	105,497	95,064
Basic Earnings Per Share	1.01	0.97	2.20	1.93
Diluted Earnings Per Share	1.00	0.95	2.18	1.89
Dividends Declared Per Share	0.44	0.41	0.88	0.82

Net Income to Average Total Assets	1.85%	1.84%	2.01%	1.84%
Net Income to Average Shareholders’ Equity	24.82	26.30	27.33	26.64
Efficiency Ratio [1]	50.01	50.88	49.80	51.25
Operating Leverage [2]	(11.62)	0.13	16.01	3.90
Net Interest Margin [3]	4.41	4.12	4.29	4.09
Dividend Payout Ratio [4]	43.56	42.27	40.00	42.49

Average Loans and Leases	$6,531,587	$6,532,736	$6,559,753	$6,547,212
Average Assets	10,504,421	10,383,030	10,574,162	10,432,130
Average Deposits	7,958,171	7,810,089	7,955,360	7,865,469
Average Shareholders’ Equity	782,429	727,887	776,293	719,549
Average Shareholders’ Equity to Average Assets	7.45%	7.01%	7.34%	6.90%

Market Price Per Share of Common Stock:
Closing	$47.80	$51.64	$47.80	$51.64
High	57.37	55.00	57.37	55.00
Low	46.62	50.64	40.95	50.11

	June 30,	December 31,	June 30,
	2008	2007	2007
As of Period End:
Loans and Leases	$6,518,128	$6,580,861	$6,566,126
Total Assets	10,371,149	10,472,942	10,722,568
Total Deposits	7,903,990	7,942,372	8,314,404
Long-Term Debt	205,351	235,371	260,329
Total Shareholders’ Equity	767,558	750,255	708,806

Non-Performing Assets	$6,680	$5,286	$6,314

Allowance to Loans and Leases Outstanding	1.57%	1.38%	1.39%
Leverage Ratio	7.04	7.04	7.02

Book Value Per Common Share	$16.01	$15.44	$14.34

Full-Time Equivalent Employees	2,534	2,594	2,571
Branches and Offices	84	83	83

1 Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

2 Operating leverage is defined as the percentage change in income before the provision for credit losses and the provision for income taxes. Measures are presented on a linked quarter basis.

3 Net interest margin is defined as net interest income, on a taxable equivalent basis, as a percentage of average earning assets.

4 Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

Recent Accounting Changes

We applied the provisions of the following new accounting pronouncements on January 1, 2008:

•                  Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements;”

•      SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115;” and

•      SEC Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.”

SFAS No. 157 had no impact on retained earnings and is not expected to have a material impact on our statements of income and condition. We have not made material changes to our valuation methodologies as previously disclosed in our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Our financial assets and liabilities do not require the use of a significant amount of unobservable (Level 3) inputs to estimate fair value.

SFAS No. 159 had the effect of reducing retained earnings by $2.7 million as of January 1, 2008, as we elected the fair value option for our subordinated notes. See Notes 1 and 4 to our Consolidated Financial Statements (Unaudited) for more information on our application of SFAS No. 157 and 159.

SAB No. 109 had the effect of accelerating gain recognition of the estimated fair value of the servicing rights related to the loan from the loan sale date to the loan commitment date. The implementation of SAB No. 109 did not have a material impact on our statements of income and condition.

Analysis of Statements of Income

Net Interest Income

Average balances, related income and expenses, and resulting yields and rates, on a taxable equivalent basis, are presented in Table 2 for the three and six months ended June 30, 2008 and 2007.  An analysis of the change in net interest income, on a taxable equivalent basis, for the first six months of 2008 compared to the same period in 2007, is presented in Table 3.

Average Balances and Interest Rates - Taxable Equivalent Basis (Unaudited)											Table 2
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007 [1]			June 30, 2008			June 30, 2007 [1]
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$33.0	$0.2	2.45%	$8.0	$0.1	4.83%	$30.2	$0.4	2.62%	$6.3	$0.2	4.89%
Funds Sold	81.9	0.4	2.03	40.6	0.5	5.19	110.1	1.4	2.54	60.8	1.6	5.20
Investment Securities
Trading	97.6	1.2	4.96	137.1	1.4	3.96	96.7	2.4	4.90	149.5	3.0	3.98
Available-for-Sale	2,649.9	35.6	5.37	2,486.9	31.8	5.11	2,640.8	70.0	5.31	2,470.1	62.9	5.10
Held-to-Maturity	269.6	3.1	4.50	339.3	3.8	4.51	277.5	6.3	4.52	350.1	7.9	4.50
Loans Held for Sale	9.3	0.1	5.78	13.6	0.2	6.34	9.9	0.3	5.59	10.5	0.3	6.27
Loans and Leases [2]
Commercial and Industrial	1,060.7	14.3	5.42	1,053.3	19.5	7.43	1,062.9	30.9	5.84	1,064.6	39.3	7.44
Commercial Mortgage	663.0	10.1	6.15	620.0	10.6	6.85	656.0	20.5	6.30	618.3	20.9	6.82
Construction	177.3	2.5	5.76	253.8	5.0	7.93	188.5	5.9	6.27	249.7	9.8	7.95
Commercial Lease Financing	470.6	4.1	3.50	461.3	4.4	3.77	474.2	8.1	3.43	461.8	7.5	3.23
Residential Mortgage	2,509.1	38.2	6.09	2,499.5	38.3	6.12	2,514.2	76.8	6.11	2,497.9	76.5	6.12
Home Equity	968.7	14.1	5.86	941.4	17.9	7.62	969.8	30.1	6.24	941.8	35.6	7.62
Automobile	423.1	8.6	8.16	424.2	8.6	8.16	430.9	17.5	8.17	425.3	17.1	8.12
Other [3]	259.1	5.9	9.11	279.2	7.5	10.83	263.3	12.3	9.43	287.8	15.3	10.75
Total Loans and Leases	6,531.6	97.8	6.01	6,532.7	111.8	6.86	6,559.8	202.1	6.18	6,547.2	222.0	6.82
Other	79.6	0.5	2.46	79.4	0.4	1.83	79.5	0.9	2.30	79.4	0.7	1.76
Total Earning Assets [4]	9,752.5	138.9	5.71	9,637.6	150.0	6.23	9,804.5	283.8	5.80	9,673.9	298.6	6.20
Cash and Noninterest-Bearing Deposits	272.9			275.3			283.5			292.8
Other Assets	479.0			470.1			486.2			465.4
Total Assets	$10,504.4			$10,383.0			$10,574.2			$10,432.1

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,617.0	1.2	0.29	$1,581.0	4.1	1.03	$1,615.7	3.4	0.43	$1,591.7	8.3	1.05
Savings	2,805.5	6.5	0.94	2,627.8	12.6	1.93	2,748.6	15.8	1.15	2,633.8	25.1	1.92
Time	1,646.5	12.5	3.07	1,707.9	17.0	3.99	1,696.9	28.5	3.38	1,719.9	33.7	3.94
Total Interest-Bearing Deposits	6,069.0	20.2	1.34	5,916.7	33.7	2.28	6,061.2	47.7	1.58	5,945.4	67.1	2.28
Short-Term Borrowings	61.2	0.3	1.82	116.9	1.5	5.23	70.4	1.0	2.67	98.4	2.6	5.17
Securities Sold Under Agreements to Repurchase	1,060.2	7.5	2.81	1,040.6	11.7	4.46	1,112.2	18.1	3.24	1,055.1	23.5	4.46
Long-Term Debt	224.3	3.5	6.18	260.3	4.0	6.12	232.0	7.2	6.22	260.3	7.9	6.12
Total Interest-Bearing Liabilities	7,414.7	31.5	1.70	7,334.5	50.9	2.78	7,475.8	74.0	1.98	7,359.2	101.1	2.76
Net Interest Income		$107.4			$99.1			$209.8			$197.5
Interest Rate Spread			4.01%			3.45%			3.82%			3.44%
Net Interest Margin			4.41%			4.12%			4.29%			4.09%
Noninterest-Bearing Demand Deposits	1,889.2			1,893.4			1,894.2			1,920.1
Other Liabilities	418.1			427.2			427.9			433.3
Shareholders' Equity	782.4			727.9			776.3			719.5
Total Liabilities and Shareholders' Equity	$10,504.4			$10,383.0			$10,574.2			$10,432.1

1 Certain prior period information has been reclassified to conform to the current presentation.

2 Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

3 Comprised of other consumer revolving credit, installment, and consumer lease financing.

4 Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $239,000 and $236,000 for the three months ended June 30, 2008 and 2007, respectively, and $477,000 and $449,000 for the six months ended June 30, 2008 and 2007, respectively.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis (Unaudited)				Table 3
	Six Months Ended June 30, 2008
	Compared to June 30, 2007
(dollars in millions)	Volume [1]	Rate [1]	Time [1]	Total
Change in Interest Income:
Interest-Bearing Deposits	$ 0.3	$ (0.1)	$ -	$ 0.2
Funds Sold	0.9	(1.1)	-	(0.2)
Investment Securities
Trading	(1.2)	0.6	-	(0.6)
Available-for-Sale	4.4	2.7	-	7.1
Held-to-Maturity	(1.6)	-	-	(1.6)
Loans and Leases
Commercial and Industrial	(0.1)	(8.5)	0.2	(8.4)
Commercial Mortgage	1.2	(1.7)	0.1	(0.4)
Construction	(2.1)	(1.9)	0.1	(3.9)
Commercial Lease Financing	0.2	0.4	-	0.6
Residential Mortgage	0.5	(0.2)	-	0.3
Home Equity	1.0	(6.7)	0.2	(5.5)
Automobile	0.2	0.1	0.1	0.4
Other [2]	(1.3)	(1.8)	0.1	(3.0)
Total Loans and Leases	(0.4)	(20.3)	0.8	(19.9)
Other	-	0.2	-	0.2
Total Change in Interest Income	2.4	(18.0)	0.8	(14.8)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.1	(5.1)	0.1	(4.9)
Savings	1.1	(10.5)	0.1	(9.3)
Time	(0.4)	(5.0)	0.2	(5.2)
Total Interest-Bearing Deposits	0.8	(20.6)	0.4	(19.4)
Short-Term Borrowings	(0.6)	(1.0)	-	(1.6)
Securities Sold Under Agreements to Repurchase	1.2	(6.7)	0.1	(5.4)
Long-Term Debt	(0.9)	0.2	-	(0.7)
Total Change in Interest Expense	0.5	(28.1)	0.5	(27.1)

Change in Net Interest Income	$ 1.9	$ 10.1	$ 0.3	$ 12.3

1 The changes for each category of interest income and expense are allocated between the portion of changes attributable to the variance in volume, rate, and time for that category.

2 Comprised of other consumer revolving credit, installment, and consumer lease financing.

The increase in net interest income, on a taxable equivalent basis, and net interest margin was the result of lower funding costs and the effects of a steeper yield curve in 2008.

Rates paid on interest-bearing deposits decreased by 94 basis points in the second quarter of 2008 and by 70 basis points in the first six months of 2008 compared to the same periods in 2007.  Also contributing to our lower funding costs was a decrease in rates paid on securities sold under agreements to repurchase by 165 basis points in the second quarter of 2008 and by 122 basis points in the first six months of 2008 compared to the same periods in 2007.  Decreased funding costs were reflective of lower short-term interest rates over this period.

Yields on our available-for-sale investment securities were 26 basis points higher in the second quarter of 2008 and 21 basis points higher in the first six months of 2008 compared to the same periods in 2007.  These increases reflected our ability to reinvest funds in higher yielding investment securities.  Partially offsetting the decrease in funding costs and higher yields on investment securities was a decrease in yields on our loans and leases.  Yields on our loans and leases decreased by 85 basis points in the second quarter of 2008 and by 64 basis points in the first six months of 2008 compared to the same periods in 2007.  Lower yields in our commercial and industrial and home equity loans were primarily driven by the decline in short-term interest rates over this period.

Despite the decrease in funding costs in 2008, average interest-bearing demand and savings deposit balances collectively increased by $213.7 million or 5% in the second quarter of 2008 and by $138.8 million or 3% in the first six months of 2008 compared to the same periods in 2007.  Increases in these categories were the result of customers moving their deposits to more liquid accounts.  The increase in savings deposit balances was also due to a successful Bonus-Rate Savings Plus campaign in the first quarter of 2008 which resulted in the opening of new accounts.  The growth in our average earning assets in 2008 from 2007 was largely funded from the increase in our interest-bearing deposits.  Although average loans and leases remained relatively stable from 2007, average investment securities, excluding trading securities, increased by $93.3 million or 3% in the second quarter of 2008 and by $98.1 million or 3% in the first six months of 2008 compared to the same periods in 2007.

Provision for Credit Losses

The Provision reflects our judgment of the expense or benefit necessary to maintain the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of our loan and lease portfolio.  The Allowance is based on our loss experience, changes in the economic environment, as well as an ongoing assessment of our credit quality.  We recorded a Provision of $7.2 million in the second quarter of 2008 compared to a Provision of $3.4 million in the second quarter of 2007.  We recorded a Provision of $21.6 million in the first six months of 2008 compared to a Provision of $6.0 million in the first six months of 2007.  The higher Provision recorded in the second quarter of 2008 and the first six months of 2008, a result of our quarterly evaluation of the adequacy of the Allowance, reflects increased risk in our commercial aircraft leasing, small business, and unsecured consumer lending portfolios.  Our commercial aircraft leasing portfolio, in particular, has been adversely affected by high oil prices.  For further discussion on the Allowance, see the “Corporate Risk Profile – Reserve

for Credit Losses” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Noninterest Income

Noninterest income increased by $2.5 million or 4% in the second quarter of 2008 and by $27.7 million or 23% in the first six months of 2008 compared to the same periods in 2007, with the first six months of 2008 significantly impacted by the transactions described in the Overview above.

Trust and asset management income decreased by $0.7 million or 4% in the second quarter of 2008 compared to the same period in 2007, primarily due to a $0.8 million decrease in fees from accounts under management, which were adversely affected by the decline in the equity markets over this period.  Trust and asset management income decreased by $1.4 million or 4% in the first six months of 2008 compared to the same period in 2007, primarily due to a similar decrease in fees from accounts under management.  Total trust assets under administration were $12.1 billion as of June 30, 2008 and $13.2 billion as of June 30, 2007.

Mortgage banking income increased by $0.3 million or 10% in the second quarter of 2008 compared to the same period in 2007.  This was primarily due to a $0.2 million increase in the estimated fair value of our mortgage servicing rights as a result of lower mortgage loan prepayment rates and a higher level of loan sales.  Loan sales were $117.0 million in the second quarter of 2008, a $10.6 million or 10% increase compared to the same period in 2007.  We were also favorably impacted by a $0.2 million change in the fair value of our derivative written loan commitments and forward sales commitments over this period of time.  Mortgage banking income increased by $1.2 million or 20% in the first six months of 2008 compared to the same period in 2007.  This was primarily due to a $1.9 million net increase in the gains related to derivative written loan commitments and a $0.9 million increase in the gain on sale of mortgage loans.  Loan sales were $261.8 million in the first six months of 2008, an $82.7 million increase compared to the same period in 2007.  The increase in mortgage loan sales were primarily due to higher refinancing activity in the first six months of 2008 compared to the same period in 2007, a result of lower interest rates on mortgage-based products.  These increases were partially offset by a $1.3 million decrease in the net change in the estimated fair value of our mortgage rights and our trading securities.

Service charges on deposit accounts increased by $1.3 million or 12% in the second quarter of 2008 and by $2.5 million or 11% in the first six months of 2008 compared to the same periods in 2007.  The increase in the second quarter of 2008 compared to the same period in 2007 was primarily due to a $1.2 million increase in account analysis fees on analyzed business checking accounts as a result of lower earnings credit rates on customer accounts.  Also contributing to the increase was a $0.3 million increase in overdraft fees as a result of fee schedule changes implemented in the third quarter of 2007, as well as an increase in the number of transactional deposit accounts.  The increase in the first six months of 2008 compared to the same period in 2007 was also attributable to a $1.9 million increase in account analysis fees and a $0.9 million increase in overdraft fees.

Fees, exchange, and other service charges increased by $0.6 million or 4% in the second quarter of 2008 and by $0.7 million or 2% in the first six months of 2008 compared to the same periods in 2007.  The increase in the second quarter of 2008 compared to the same period in 2007 was primarily due to a $0.5 million increase in debit card income resulting from higher transactional volume from new and existing debit cardholders.  The increase was also attributable to a $0.4 million increase in fees from facilitating interest rate swaps on behalf of our customers.  These increases were partially offset by a $0.3 million decrease in ATM fees as a result of lower transaction volume.  The increase in the first six months of 2008 compared to the same period in 2007 was primarily due to a $1.1 million increase in debit card income, partially offset by a $0.6 million decrease in ATM fees.

Insurance income increased by $0.7 million or 14% in the second quarter of 2008 and by $1.6 million or 15% in the first six months of 2008 compared to the same periods in 2007.  The increase in the second quarter of 2008 was primarily due to a $0.5 million increase in both income from annuity and life insurance products and contingent commission income.  The increase in the first six months of 2008 compared to the same period in 2007 was primarily due to a $1.2 million increase in contingent commission income and a $0.9 million increase in income from annuity and life insurance products.

Other noninterest income increased by $0.7 million or 11% in the second quarter of 2008 and by $23.5 million in the first six months of 2008 compared to the same periods in 2007.  The increase in the second quarter of 2008 compared to the same period in 2007 was primarily due to the change in estimated fair value of our subordinated notes.  The increase in the first six months of 2008 compared to the same period in 2007 was primarily due to the $13.7 million gain from the mandatory redemption of our Visa shares and the $11.6 million gain on the sale of our equity interest in an aircraft lease in March 2008.  See Note 7 to the Consolidated Financial Statements (Unaudited) for more information on the mandatory redemption of our Visa shares.  See Note 5 to the Consolidated Financial Statements (Unaudited) for more information on the sale of our equity interest in the aircraft lease.

Noninterest Expense

Noninterest expense increased by $4.0 million or 5% in the second quarter of 2008 and by $15.3 million or 9% in the first six months of 2008 compared to the same periods in 2007.

Table 4 presents the components of salaries and benefits expense for the second quarter and first six months of 2008 and 2007.

Salaries and Benefits (Unaudited)				Table 4
	Three Months Ended		Six Months Ended
		June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007
Salaries	$ 30,019	$ 29,220	$ 58,922	$ 57,344
Incentive Compensation	4,122	3,794	10,389	7,413
Cash for Stock Grants	-	-	4,640	-
Share-Based Compensation	1,124	1,333	2,772	2,560
Commission Expense	1,992	2,161	3,865	4,154
Retirement and Other Benefits	3,499	3,365	8,725	7,134
Payroll Taxes	2,491	2,247	5,905	5,769
Medical, Dental, and Life Insurance	2,470	2,263	4,969	4,501
Separation Expense	267	204	1,270	1,118
Total Salaries and Benefits	$ 45,984	$ 44,587	$ 101,457	$ 89,993

Salaries and benefits expense increased in the second quarter of 2008 compared to the same period in 2007 primarily due to a $0.9 million increase in salaries from annual merit increases and related payroll taxes.  Also contributing to the increase in salaries and benefits expense was a $0.5 million reversal of our Money Purchase Plan forfeiture reserves made in the second quarter of 2007, which lowered 2007 expense.

Salaries and benefits expense increased in the first six months of 2008 compared to the same period in 2007 primarily due to the accrual of $9.0 million related to cash awards to purchase our stock and earnings-based incentive compensation expense in the first quarter of 2008.  Of this amount, $4.6 million of the increase related to a change in our practice of equity compensation for senior management.  Instead of restricted stock, senior officers, other than executive officers, generally received or will receive cash grants to encourage them to purchase our common stock.  Of the $4.6 million accrual, we paid $2.3 million in cash to senior officers in the second quarter of 2008 with the remaining balance expected to be paid by December 31, 2008.  Salaries and benefits expense also increased over this period due to a $1.6 million increase in salaries from annual merit increases and related payroll taxes.  Also contributing to the increase in salaries and benefits expense was a $1.0 million reversal of our Money

Purchase Plan forfeiture reserves made during the first six months of 2007, which lowered 2007 expense.

Net occupancy increased by $1.6 million or 17% in the second quarter of 2008 and by $2.3 million or 12% in the first six months of 2008 compared to the same periods in 2007.  The increase in the second quarter of 2008 compared to the same period of 2007 was primarily due to a $0.8 million increase in net rental expense related in part to a new branch and a $0.5 million increase in utilities expense.  The increase from the first six months of 2007 was also due to increases in net rental and utilities expenses.

Other noninterest expense increased by $1.4 million or 8% in the second quarter of 2008 compared to the second quarter of 2007.  The increase in other noninterest expense was primarily due to:

•     $0.4 million increase in merchant transaction and card processing fees due to higher volume;

•     $0.3 million increase in directors’ fees due to the change in market value of the directors’ deferred compensation plan assets;

•     $0.3 million increase related to the reversal of typhoon-related accruals in the second quarter of 2007 for the Pacific Islands; and

•     $0.3 million increase in our airline mileage reward program expenses due to higher volume.

These increases in the second quarter of 2008 compared to the same period in 2007 were partially offset by a $0.6 million increase in the adjustment to reduce our captive insurance claim reserves.

Other noninterest expense increased by $2.4 million or 6% in the first six months of 2008 compared to the same period in 2007.  The increase in other noninterest expense was primarily due to:

•      $3.0 million increase in our reserves for legal contingencies;

•      $1.0 million related to the call premium on our Capital Securities;

•     $2.3 million in contributions to the Bank of Hawaii Charitable Foundation and other charitable organizations;

•     $0.8 million increase in our airline mileage reward program expenses due to higher volume; and

•     $0.6 million increase in merchant transaction and card processing fees due to higher volume.

These increases in the first six months of 2008 compared to the same period in 2007 were partially offset by the reversal of $5.6 million in previously recorded Visa contingency accruals described in the Overview above.

See Note 7 to the Consolidated Financial Statements (Unaudited) for more discussion on the reversal of our Visa contingency accruals.

Provision for Income Taxes

See Note 6 to the Consolidated Financial Statements (Unaudited) for information on the provision for income taxes.

Analysis of Statements of Condition

Investment Securities

Table 5 presents the amortized cost and estimated fair value of our available-for-sale and held-to-maturity investment securities as of June 30, 2008, December 31, 2007, and June 30, 2007.

Investment Securities (Unaudited)		Table 5
	Amortized	Fair
(dollars in thousands)	Cost	Value
June 30, 2008
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,648	$1,676
Debt Securities Issued by States and Political Subdivisions	47,885	47,811
Debt Securities Issued by U.S. Government-Sponsored Enterprises	250,776	249,863
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	2,007,001	2,003,432
Non-Agencies	323,935	309,222
Total Mortgage-Backed Securities	2,330,936	2,312,654
Other Debt Securities	34,339	34,502
Total	$2,665,584	$2,646,506
Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$6	$6
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	260,586	255,899
Total	$260,592	$255,905

December 31, 2007
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$3,295	$3,325
Debt Securities Issued by States and Political Subdivisions	47,620	47,910
Debt Securities Issued by U.S. Government-Sponsored Enterprises	294,223	295,464
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,678,828	1,684,471
Non-Agencies	312,973	304,440
Total Mortgage-Backed Securities	1,991,801	1,988,911
Other Debt Securities	228,421	227,580
Total	$2,565,360	$2,563,190
Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$6	$6
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	292,571	287,638
Total	$292,577	$287,644
June 30, 2007 [1]
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$4,041	$4,017
Debt Securities Issued by States and Political Subdivisions	47,550	46,801
Debt Securities Issued by U.S. Government-Sponsored Enterprises	333,125	330,820
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,529,642	1,493,675
Non-Agencies	336,921	326,544
Total Mortgage-Backed Securities	1,866,563	1,820,219
Other Debt Securities	258,337	253,811
Total	$2,509,616	$2,455,668
Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$30	$30
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	327,088	313,559
Total	$327,118	$313,589

1 Certain prior period information has been reclassified to conform to the current presentation.

The carrying value of our investment securities, excluding trading securities, was $2.9 billion as of June 30, 2008 and December 31, 2007, and $2.8 billion as of June 30, 2007. Investment securities with a carrying value of $1.8 billion as of June 30, 2008 and 2007, and $1.7 billion as of December 31, 2007, which approximates fair value, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase. Investment securities pledged where the secured party has the right to sell or repledge the investment securities were $727.7 million as of June 30, 2008, $650.4 million as of December 31, 2007, and $772.3 million as of June 30, 2007.

As of June 30, 2008, the par value of our callable debt and mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation were as follows:

Investment Securities Issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (Unaudited)	Table 6
(dollars in thousands)	Par Value
June 30, 2008
Debt Securities Issued by U.S. Government-Sponsored Enterprises
Federal National Mortgage Association	$209,807
Federal Home Loan Mortgage Corporation	15,000
Subtotal	224,807
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises
Federal National Mortgage Association	997,144
Federal Home Loan Mortgage Corporation	907,835
Subtotal	1,904,979
Total	$2,129,786

As of June 30, 2008, we did not own any preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.

As of June 30, 2008, all of our mortgage-backed securities issued by private issuers (“non-agencies”) were prime jumbo, AAA-rated, with an average current amortized loan-to-value ratio of 59%. As of June 30, 2008, 97% of the fair value of our mortgage-backed securities issued by non-agencies was originated prior to 2006.

Loans past due 90 days or more, underlying the mortgage-backed securities issued by non-agencies, represented approximately 56 basis points of the par value outstanding or approximately $1.8 million as of June 30, 2008. As of June 30, 2008, there were no “sub-prime” or “Alt-A” securities in our mortgage-backed securities portfolio.

Table 7 presents our temporarily impaired investment securities as of June 30, 2008, December 31, 2007, and June 30, 2007.

Temporarily Impaired Investment Securities (Unaudited)						Table 7
	Temporarily Impaired		Temporarily Impaired
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2008
Debt Securities Issued by States and
Political Subdivisions	$30,207	$(214)	$573	$(14)	$30,780	$(228)
Debt Securities Issued by U.S.
Government-Sponsored Enterprises	164,315	(1,062)	887	(10)	165,202	(1,072)
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,079,508	(16,204)	121,512	(3,646)	1,201,020	(19,850)
Non-Agencies	140,517	(4,267)	147,233	(10,800)	287,750	(15,067)
Total Mortgage-Backed Securities	1,220,025	(20,471)	268,745	(14,446)	1,488,770	(34,917)
Total Temporarily Impaired Investment Securities June 30, 2008	$1,414,547	$(21,747)	$270,205	$(14,470)	$1,684,752	$(36,217)
December 31, 2007	$150,249	$(616)	$1,325,002	$(21,445)	$1,475,251	$(22,061)
June 30, 2007	$679,516	$(7,455)	$1,878,594	$(62,165)	$2,558,110	$(69,620)

Our temporarily impaired investment securities and related gross unrealized losses increased as of June 30, 2008 compared to December 31, 2007 primarily due to a rise in interest rates on mortgage-based products over this period of time. This rise in interest rates on mortgage-based products adversely affected the fair value of our mortgage-backed securities. The decrease in our temporarily impaired investment securities and related gross unrealized losses as of June 30, 2008 compared to June 30, 2007 was primarily due to the run-off and pay-downs on investment securities as well as decreasing interest rates on mortgage-based products over this period of time.

The gross unrealized losses reported for mortgage-backed securities are primarily related to investment securities issued by U.S. government-sponsored enterprises, such as the Federal National Mortgage Association and Federal Home Loan

Mortgage Corporation. The gross unrealized losses reported for mortgage-backed securities also include investment securities issued by non-agencies. We do not believe that the investment securities that were in an unrealized loss position as of June 30, 2008, which was comprised of 172 securities, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. We have both the intent and ability to hold the investment securities for a period of time necessary to recover the amortized cost.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances (Unaudited)					Table 8
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2008	2008	2007	2007 [1]	2007 [1]
Commercial
Commercial and Industrial	$1,052,319	$1,079,772	$1,054,355	$1,065,258	$1,065,155
Commercial Mortgage	680,784	650,638	634,483	627,329	619,668
Construction	168,678	190,521	208,670	254,062	261,478
Lease Financing	471,443	465,945	481,882	478,988	480,358
Total Commercial	2,373,224	2,386,876	2,379,390	2,425,637	2,426,659
Consumer
Residential Mortgage	2,509,133	2,530,207	2,508,261	2,510,313	2,505,073
Home Equity	966,108	967,146	972,995	953,713	938,261
Automobile	413,338	430,920	443,011	440,525	425,672
Other [2]	256,325	264,188	277,204	269,727	270,461
Total Consumer	4,144,904	4,192,461	4,201,471	4,174,278	4,139,467
Total Loans and Leases	$6,518,128	$6,579,337	$6,580,861	$6,599,915	$6,566,126

1 Certain prior period information has been reclassified to conform to the current presentation.

2 Comprised of other revolving credit, installment, and lease financing.

Loans and leases represent our largest category of interest earning assets and the largest source of revenue.

The decrease in total commercial loans and leases from December 31, 2007 was primarily due to a $40.0 million decrease in construction loans and a $10.4 million decrease in lease financing due to the exercise of an early buy-out option by one of our aircraft lessees in March 2008. This was partially offset by a $46.3 million increase in commercial mortgage loans from December 31, 2007. The changes in construction and commercial mortgage loans from December 31, 2007 were consistent with our strategy to reduce our construction lending exposure and to grow our commercial secured mortgage loan portfolio. The decrease in consumer loans and leases from December 31, 2007 was in all categories except mortgage lending, consistent with a slowing economy in Hawaii and our continued disciplined underwriting approach.

The decrease in total commercial loans and leases from June 30, 2007 was primarily due to a $92.8 million decrease in construction loans and a $12.8 million decrease in commercial and industrial loans. This was partially offset by a $61.1 million increase in commercial mortgage loans from

June 30, 2007.  As previously noted, our strategy has been to reduce our construction lending exposure and to grow our commercial secured mortgage portfolio.  The slight increase in total consumer loans and leases from June 30, 2007 was primarily due to a $27.8 million increase in home equity loans and a $4.1 million increase in residential mortgage loans, reflecting lower trending interest rates over this period of time. This was partially offset by a $14.1 million decrease in other consumer loans, reflecting the effects that the slowing economy in Hawaii has had on consumers, and a $12.3 million decrease in automobile loans, reflecting a reduction of risk given the lower demand for automobile loans.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio (Unaudited)					Table 9
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2008	2008	2007 [1]	2007 [1]	2007 [1]
Commercial
Hawaii
Commercial and Industrial	$705,468	$718,457	$695,141	$677,242	$669,887
Commercial Mortgage	597,322	564,719	548,423	531,920	522,844
Construction	157,642	178,958	197,762	239,765	246,612
Lease Financing	62,623	55,498	55,697	51,839	52,445
Mainland U.S. [2]
Commercial and Industrial	200,618	205,122	202,203	233,931	229,231
Commercial Mortgage	4,808	4,953	5,129	5,569	5,709
Construction	9,045	10,278	9,932	14,088	14,866
Lease Financing	389,573	391,303	395,419	396,471	397,307
Guam
Commercial and Industrial	71,340	74,736	75,239	64,063	74,799
Commercial Mortgage	74,226	76,220	76,301	85,098	86,449
Construction	1,991	1,285	976	209	-
Other Pacific Islands
Commercial and Industrial	15,942	16,693	17,771	18,535	19,140
Commercial Mortgage	2,365	2,529	2,629	2,776	2,815
Foreign [3]
Commercial and Industrial	58,951	64,764	64,001	71,487	72,098
Commercial Mortgage	2,063	2,217	2,001	1,966	1,851
Lease Financing	19,247	19,144	30,766	30,678	30,606
Total Commercial	2,373,224	2,386,876	2,379,390	2,425,637	2,426,659
Consumer
Hawaii
Residential Mortgage	2,281,164	2,296,061	2,269,670	2,269,128	2,260,948
Home Equity	912,467	911,064	915,820	895,629	877,251
Automobile	282,843	294,410	308,706	313,712	312,716
Other [4]	189,087	193,915	201,323	190,775	191,151
Mainland U.S. [2]
Home Equity	31,881	35,445	37,878	39,870	43,563
Automobile	49,792	48,667	40,679	30,632	16,269
Guam
Residential Mortgage	219,757	225,503	230,017	232,238	235,206
Home Equity	18,413	17,148	15,671	14,531	13,526
Automobile	72,428	78,403	83,491	84,849	84,190
Other [4]	33,078	34,679	36,767	37,765	37,325
Other Pacific Islands
Residential Mortgage	8,212	8,643	8,574	8,947	8,919
Home Equity	3,347	3,489	3,626	3,683	3,921
Automobile	8,275	9,440	10,135	11,332	12,497
Other [4]	34,157	35,588	39,090	41,166	41,985
Foreign [3]
Other [4]	3	6	24	21	-
Total Consumer	4,144,904	4,192,461	4,201,471	4,174,278	4,139,467
Total Loans and Leases	$6,518,128	$6,579,337	$6,580,861	$6,599,915	$6,566,126

1 Certain prior period information has been reclassified to conform to the current presentation.

2 For secured loans and leases, classification as Mainland U.S. is made based on where the collateral is located.  For unsecured loans and leases, classification as Mainland U.S. is made based on the location where the majority of the borrower’s business operations are conducted.

3 Loans and leases classified as Foreign represents those which are recorded in the Company’s international business units.

4 Comprised of other revolving credit, installment, and lease financing.

Our commercial and consumer lending activities are concentrated primarily in Hawaii and the Pacific Islands.  Our commercial loan and lease portfolio to borrowers based on the mainland U.S. includes participation in shared national credits and leveraged lease financing.  Our consumer loan and lease portfolio includes limited lending activities on the mainland U.S.

Other Assets

Table 10 presents the major components of other assets as of June 30, 2008, December 31, 2007, and June 30, 2007.

Other Assets (Unaudited)			Table 10
	June 30,	December 31,	June 30,
(dollars in thousands)	2008	2007	2007
Bank-Owned Life Insurance	$192,716	$188,888	$184,909
Federal Home Loan Bank and Federal Reserve Bank Stock	79,635	79,494	79,415
Low Income Housing and Other Equity Investments	33,176	36,376	25,932
Accounts Receivable	20,747	26,748	24,416
Federal Tax Deposit	61,000	61,000	61,000
Other	41,992	40,626	37,503
Total Other Assets	$429,266	$433,132	$413,175

The decrease in other assets from December 31, 2007 was primarily due to a $6.0 million decrease in accounts receivable due to the receipt of sales proceeds from a real estate transaction which occurred in the fourth quarter of 2007.   A $3.2 million decrease in low income housing and other equity investments, due to current year amortization, also contributed to the decrease in other assets.  Partially offsetting this decrease was a $3.8 million increase in Bank-Owned Life Insurance (“BOLI”) assets from current year earnings.

The increase in other assets from June 30, 2007 was primarily due to a $7.8 million increase in BOLI assets, a $7.2 million increase in low income housing and other equity investments, and a $4.5 million increase in other assets.  The increase in low income housing and other equity investments was primarily due to $14.7 million in funding of new low income housing investments during the second half of 2007, partially offset by $7.5 million in amortization.  The increase in other assets was primarily due to higher balances in customer-related receivable accounts which have equal and off-setting amounts recorded in other liabilities.

We continue to maintain the federal tax deposit with the Internal Revenue Service (the “IRS”) relating to their review of our Lease In-Lease Out (“LILO”) and Sale In-Lease Out (“SILO”) transactions.  The placement of the deposit with the

IRS limited the potential accrual of additional interest, the rate on which is higher than alternative funding costs.

Deposits

As of June 30, 2008, total deposits were $7.9 billion, a decrease of $38.4 million or less than 1% from December 31, 2007 and a decrease of $410.4 million or 5% from June 30, 2007.  Core deposit balances (comprised of noninterest-bearing demand, interest-bearing demand, and savings accounts) increased by $123.8 million or 2% from December 31, 2007 and decreased by $250.6 million or 4% from June 30, 2007.

The increase in our core deposit balances from December 31, 2007 was primarily due to customers moving their balances to more liquid accounts.  This is consistent with the Bank’s strategy to emphasize growth in core deposits.  A contributing market factor for this increase was the volatility in the financial markets and a decline in the equity markets over this period of time.

The decrease in our core deposit balances from June 30, 2007 was primarily due to short-term commercial deposits that were largely withdrawn in the third quarter of 2007.

Table 11 presents the composition of our savings deposits as of June 30, 2008, December 31, 2007, and June 30, 2007.

Savings Deposits (Unaudited)			Table 11
	June 30,	December 31,	June 30,
(dollars in thousands)	2008	2007	2007
Money Market	$1,045,790	$1,061,808	$1,378,722
Regular Savings	1,735,292	1,568,663	1,544,446
Total Savings Deposits	$2,781,082	$2,630,471	$2,923,168

Table 12 presents our average balance of time deposits of $100,000 or more for the three months ended June 30, 2008, December 31, 2007, and June 30, 2007, and for the six months ended June 30, 2008 and 2007.

Average Time Deposits of $100,000 or More (Unaudited)					Table 12
	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2008	December 31, 2007	June 30, 2007	June 30, 2008	June 30, 2007
Average Time Deposits	$948,729	$983,389	$960,960	$978,908	$973,817

Borrowings and Long-Term Debt

Borrowings, including funds purchased and other short-term borrowings, were $79.6 million as of June 30, 2008.  This represented a decrease of $6.2 million or 7% from December 31, 2007 and a decrease of $26.7 million or 25% from June 30, 2007.  These decreases were due to a reduction in short-term funding needs.

Long-term debt was $205.4 million as of June 30, 2008.  This represented a decrease of $30.0 million or 13% from December 31, 2007 and a decrease of $55.0 million or 21% from June 30, 2007.  The decrease in long-term debt from December 31, 2007 was primarily due to the redemption of our remaining $26.4 million in Capital Securities and $6.0 million in subordinated notes in the second quarter of 2008.  This was partially offset by the adoption of SFAS No. 159 on January 1, 2008, which resulted in a $4.2 million carrying value adjustment to fair value on our subordinated notes.  See Notes 1 and 4 to the Consolidated Financial Statements (Unaudited) for more information on our adoption of SFAS No. 159.  The decrease in long-term debt from June 30, 2007 was primarily due to the maturity of a $25.0 million Federal Home Loan Bank of Seattle (“FHLB”) advance in the third quarter of 2007 and the redemption of our remaining Capital Securities and subordinated notes.  Further discussion on borrowings is included in the “Corporate Risk Profile – Liquidity Management” section of MD&A.

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase as of June 30, 2008, December 31, 2007, and June 30, 2007.

Securities Sold Under Agreements to Repurchase (Unaudited)			Table 13
	June 30,	December 31,	June 30,
(dollars in thousands)	2008	2007	2007
Government Entities	$378,518	$429,340	$310,302
Private Institutions	650,000	600,000	600,000
Total Securities Sold Under Agreements to Repurchase	$1,028,518	$1,029,340	$910,302

Securities sold under agreements to repurchase as of June 30, 2008 were relatively unchanged from the balance as of December 31, 2007.  The increase in securities sold under agreements to repurchase from June 30, 2007 was due to additional placements with government entities and private institutions that provided for sources of liquidity used to repay long-term debt, a more expensive source of funds.  As of June 30, 2008, the weighted average maturity was 82 days for our securities sold under agreements to repurchase with government entities and 8.93 years for securities sold under agreements to repurchase with private institutions, subject to the private institutions’ right to terminate agreements at earlier specified dates which could decrease the weighted average maturity to 311 days.  As of June 30, 2008, $425.0 million of securities sold under agreements to repurchase placed with private institutions were indexed to the London Inter Bank Offering Rate (“LIBOR”) with the remaining $225.0 million at fixed interest rates.  If the agreements with private institutions are not terminated by the specified dates, the interest rates on the agreements become fixed, at rates ranging from 2.98% to 5.00%, for the remaining term of the respective agreements.  As of June 30, 2008, the weighted average interest rate for outstanding agreements with private institutions was 2.74%.

Shareholders’ Equity

As of June 30, 2008, shareholders’ equity was $767.6 million, an increase of $17.3 million or 2% from December 31, 2007 and a $58.8 million or 8% increase from June 30, 2007.  The increase in shareholders’ equity from December 31, 2007 was primarily due to current period earnings of $105.5 million, partially offset by $45.2 million in common stock repurchases and $42.3 million in cash dividends paid.  Further discussion on our capital structure is included in the “Corporate Risk Profile – Capital Management” section of MD&A.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, Investment Services, and Treasury.  Our internal management accounting process measures the performance of the business segments based on the management structure of the Company.  This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the Provision, and capital.  This process is dynamic and requires certain allocations based on judgment and other subjective factors.  Unlike financial accounting, there is no comprehensive authoritative guidance for management accounting that is equivalent to GAAP.

We evaluate several performance measures of the business segments, the most important of which are net income less a charge for the cost of allocated capital (“NIACC”) and risk adjusted return on capital (“RAROC”).  The cost of allocated capital is determined by multiplying our estimate of a shareholder’s minimum required rate of return on the cost of capital invested (10% for 2008, 11% for 2007) by the segment’s allocated equity.  We assume a cost of capital that is equal to a risk-free rate plus a risk premium.  RAROC is the ratio of economic net income to risk-adjusted equity.  Equity is allocated to each business segment based on an assessment of its inherent risk.  The net interest income of the business segments reflect the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to our overall asset and liability management activities on a proportionate basis.  The basis for the allocation of net interest income is a function of our assumptions that are subject to change based on changes in current interest rates and market conditions.  Funds transfer pricing also serves to transfer interest rate risk to Treasury.  However, the other business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions within guidelines.  Allocated net income for each business segment includes a Provision.  For business segment reporting purposes, the Provision is reversed and is replaced by an economic provision.  The economic provision is a statistically derived estimate of annual expected credit losses over an economic cycle.

We consider NIACC to be a measure of shareholder value creation.  Our consolidated NIACC was $29.9 million for the second quarter of 2008 compared to $26.6 million for the same period in 2007.  The increase in NIACC in the second quarter of 2008 was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expense and the provision for income taxes.  Our consolidated NIACC was $73.5 million for the first six months of 2008 compared to $52.8 million for the same period in 2007.  The increase in NIACC for the first six months of 2008 was primarily due to an increase in net interest income as well as the previously noted gains related to Visa and the sale of our equity interest in an aircraft lease.  This was partially offset by accruals made in the first quarter of 2008 related to employee incentives, charitable contributions, the call premium on our Capital Securities, and legal contingency accruals.  The increase in the Provision did not impact NIACC since it is replaced by an economic provision.  For the second quarter of 2008 and for the first six months of 2008, the economic provision was relatively unchanged compared to the same periods in 2007.

Tables 14a and 14b summarize our NIACC and RAROC for the second quarter of 2008 and for the first six months of 2008 compared to the same periods in 2007.

Business Segments Selected Financial Information (Unaudited)						Table 14a
	Retail	Commercial	Investment			Consolidated
(dollars in thousands)	Banking	Banking	Services	Total	Treasury	Total
Three Months Ended June 30, 2008
Net Interest Income	$59,555	$43,264	$3,938	$106,757	$411	$107,168
Provision for Credit Losses	2,571	4,652	(1)	7,222	(50)	7,172
Net Interest Income After Provision for Credit Losses	56,984	38,612	3,939	99,535	461	99,996
Noninterest Income	27,270	9,997	19,019	56,286	4,253	60,539
Noninterest Expense	(43,335)	(23,544)	(16,363)	(83,242)	(620)	(83,862)
Income Before Provision for Income Taxes	40,919	25,065	6,595	72,579	4,094	76,673
Provision for Income Taxes	(15,140)	(9,286)	(2,440)	(26,866)	(1,525)	(28,391)
Allocated Net Income	25,779	15,779	4,155	45,713	2,569	48,282
Allowance Funding Value	(221)	(865)	(14)	(1,100)	1,100	-
Provision for Credit Losses	2,571	4,652	(1)	7,222	(50)	7,172
Economic Provision	(1,945)	(3,257)	(82)	(5,284)	(1)	(5,285)
Tax Effect of Adjustments	(150)	(196)	36	(310)	(387)	(697)
Income Before Capital Charge	26,034	16,113	4,094	46,241	3,231	49,472
Capital Charge	(4,749)	(4,036)	(1,444)	(10,229)	(9,328)	(19,557)
Net Income (Loss) After Capital Charge (NIACC)	$21,285	$12,077	$2,650	$36,012	$(6,097)	$29,915

RAROC (ROE for the Company)	55%	40%	28%	45%	19%	25%

Total Assets as of June 30, 2008	$3,649,376	$2,998,013	$242,443	$6,889,832	$3,481,317	$10,371,149

Three Months Ended June 30, 2007 [1]
Net Interest Income (Loss)	$55,606	$40,668	$3,466	$99,740	$(862)	$98,878
Provision for Credit Losses	1,258	2,115	-	3,373	(10)	3,363
Net Interest Income (Loss) After Provision
for Credit Losses	54,348	38,553	3,466	96,367	(852)	95,515
Noninterest Income	26,790	8,033	19,454	54,277	3,751	58,028
Noninterest Expense	(41,109)	(22,318)	(15,519)	(78,946)	(886)	(79,832)
Income Before Provision for Income Taxes	40,029	24,268	7,401	71,698	2,013	73,711
Provision for Income Taxes	(14,812)	(9,061)	(2,738)	(26,611)	629	(25,982)
Allocated Net Income	25,217	15,207	4,663	45,087	2,642	47,729
Allowance Funding Value	(155)	(824)	(10)	(989)	989	-
Provision for Credit Losses	1,258	2,115	-	3,373	(10)	3,363
Economic Provision	(1,823)	(3,167)	(83)	(5,073)	-	(5,073)
Tax Effect of Adjustments	266	694	34	994	(361)	633
Income Before Capital Charge	24,763	14,025	4,604	43,392	3,260	46,652
Capital Charge	(5,083)	(4,356)	(1,529)	(10,968)	(9,047)	(20,015)
Net Income (Loss) After Capital Charge (NIACC)	$19,680	$9,669	$3,075	$32,424	$(5,787)	$26,637

RAROC (ROE for the Company)	54%	36%	33%	44%	11%	26%

Total Assets as of June 30, 2007 [1]	$3,638,207	$3,108,240	$230,134	$6,976,581	$3,745,987	$10,722,568

1 Certain prior period information has been reclassified to conform to the current presentation.

Business Segments Selected Financial Information (Unaudited)						Table 14b
	Retail	Commercial	Investment			Consolidated
(dollars in thousands)	Banking	Banking	Services	Total	Treasury	Total
Six Months Ended June 30, 2008
Net Interest Income (Loss)	$117,979	$86,099	$7,808	$211,886	$(2,538)	$209,348
Provision for Credit Losses	10,523	11,878	(1)	22,400	(801)	21,599
Net Interest Income (Loss) After Provision
for Credit Losses	107,456	74,221	7,809	189,486	(1,737)	187,749
Noninterest Income	55,817	32,246	37,280	125,343	21,321	146,664
Noninterest Expense	(87,104)	(48,265)	(33,226)	(168,595)	(8,699)	(177,294)
Income Before Provision for Income Taxes	76,169	58,202	11,863	146,234	10,885	157,119
Provision for Income Taxes	(28,182)	(21,587)	(4,389)	(54,158)	2,536	(51,622)
Allocated Net Income	47,987	36,615	7,474	92,076	13,421	105,497
Allowance Funding Value	(397)	(1,710)	(27)	(2,134)	2,134	-
Provision for Credit Losses	10,523	11,878	(1)	22,400	(801)	21,599
Economic Provision	(4,088)	(6,492)	(165)	(10,745)	(1)	(10,746)
Tax Effect of Adjustments	(2,234)	(1,360)	71	(3,523)	(492)	(4,015)
Income Before Capital Charge	51,791	38,931	7,352	98,074	14,261	112,335
Capital Charge	(9,528)	(8,133)	(2,919)	(20,580)	(18,285)	(38,865)
Net Income (Loss) After Capital Charge (NIACC)	$42,263	$30,798	$4,433	$77,494	$(4,024)	$73,470

RAROC (ROE for the Company)	55%	48%	25%	48%	38%	27%

Total Assets as of June 30, 2008	$3,649,376	$2,998,013	$242,443	$6,889,832	$3,481,317	$10,371,149

Six Months Ended June 30, 2007 [1]
Net Interest Income	$110,025	$79,698	$6,991	$196,714	$301	$197,015
Provision for Credit Losses	2,803	3,213	-	6,016	(22)	5,994
Net Interest Income After Provision for Credit Losses	107,222	76,485	6,991	190,698	323	191,021
Noninterest Income	52,370	20,246	38,601	111,217	7,771	118,988
Noninterest Expense	(82,443)	(45,238)	(31,202)	(158,883)	(3,072)	(161,955)
Income Before Provision for Income Taxes	77,149	51,493	14,390	143,032	5,022	148,054
Provision for Income Taxes	(28,539)	(18,935)	(5,324)	(52,798)	(192)	(52,990)
Allocated Net Income	48,610	32,558	9,066	90,234	4,830	95,064
Allowance Funding Value	(300)	(1,582)	(20)	(1,902)	1,902	-
Provision for Credit Losses	2,803	3,213	-	6,016	(22)	5,994
Economic Provision	(3,692)	(6,441)	(164)	(10,297)	(1)	(10,298)
Tax Effect of Adjustments	440	1,780	68	2,288	(697)	1,591
Income Before Capital Charge	47,861	29,528	8,950	86,339	6,012	92,351
Capital Charge	(10,167)	(8,835)	(3,062)	(22,064)	(17,506)	(39,570)
Net Income (Loss) After Capital Charge (NIACC)	$37,694	$20,693	$5,888	$64,275	$(11,494)	$52,781

RAROC (ROE for the Company)	52%	37%	32%	43%	9%	27%

Total Assets as of June 30, 2007 [1]	$3,638,207	$3,108,240	$230,134	$6,976,581	$3,745,987	$10,722,568

1 Certain prior period information has been reclassified to conform to the current presentation.

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan products include residential mortgage loans, home equity lines of credit, personal lines of credit, and installment loans.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also provides merchant services to its small business customers.  Products and services from Retail Banking are delivered to customers through 72 Hawaii branch locations, 417 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.  This segment also offers retail property and casualty insurance products.

Financial measures improved for the second quarter of 2008 compared to the same period in 2007 primarily due to higher net interest income and noninterest income, partially offset by higher noninterest expense.  The $3.9 million increase in net interest income was primarily due to a reduction in funding costs and growth in average loan balances.  These positive factors were partially offset by a decrease in average deposit balances.  The $0.5 million increase in noninterest income was primarily due to higher fee income from an increase in the number of transactional deposit accounts as well as debit card transactions.  Noninterest expense increased by $2.2 million primarily due to higher debit card and occupancy expense.  Retail Banking’s economic provision and capital charge remained relatively unchanged in the second quarter of 2008 compared to the same period in 2007.

Financial measures improved for the first six months of 2008 compared to the same period in 2007 primarily due to an increase in net interest income and noninterest income, partially offset by higher noninterest expense.  The $8.0 million increase in net interest income was primarily due to lower funding costs on the segment’s deposit portfolio, and growth in average loan balances.  These positive factors were partially offset by a decrease in average deposit balances.  The $3.4 million increase in noninterest income was primarily due to higher fee income from the growth in transaction volume and in the number of transactional deposit accounts.  Also contributing to the increase in noninterest income was higher interchange income from debit card transactions and an increase in mortgage banking income.  Noninterest expense increased by $4.7 million primarily due to increased debit card, occupancy, and salaries expense, as well as higher allocated expenses related to earnings-based incentive compensation accruals that were recorded in the first quarter of 2008.  Retail Banking’s capital charge decreased slightly for the first six months of 2008 compared to the same period in 2007 primarily due to a decrease in the capital charge rate.

Commercial Banking

Commercial Banking offers a broad range of financial products and services including corporate and commercial real estate loans, lease financing, auto dealer financing, automobile loans and leases, deposit and cash management products, and wholesale property and casualty insurance products.  Lending, deposit, and cash management services are offered to middle-market and large companies in Hawaii.  Commercial real estate mortgages are focused on customers that include investors, developers, and builders domiciled in Hawaii.  Commercial Banking also includes international banking and operations at our 12 branches in the Pacific Islands.

Financial measures improved for the second quarter of 2008 compared to the same period in 2007 primarily due to an increase in net interest income and noninterest income.  The $2.6 million increase in net interest income was primarily due to a reduction in funding costs along with growth in our International Banking deposit portfolio.  The $2.0 million increase in noninterest income was primarily due to higher account analysis fees as a result of lower earnings credit rates on customer accounts, income from facilitating interest rate swaps on behalf of our customers, and fee income on our wholesale property and casualty insurance products.  Noninterest expense increased by $1.2 million primarily due to higher salaries and benefits, other operating, and allocated expenses.

Financial measures improved for the first six months of 2008 compared to the same period in 2007 primarily due to an increase in noninterest income and net interest income.  The $12.0 million increase in noninterest income was primarily due to the $11.6 million gain on the sale of our equity interest in an aircraft lease, higher account analysis fee income, and fee income on our wholesale property and casualty insurance products.  The $6.4 million increase in net interest income was primarily due to a reduction in funding costs along with growth in our International Banking deposit portfolio.  Noninterest expense increased by $3.0 million primarily due to higher salaries and benefits, other operating, and allocated expenses.  The increase in the Provision allocated to the segment was primarily due to a $2.1 million recovery recorded in 2007 related to a leveraged lease with a major airline, which lowered 2007 expense.

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

Financial measures decreased for the second quarter of 2008 compared to the same period in 2007 primarily due to an increase in noninterest expense.  The $0.8 million increase in noninterest expense was primarily related to salaries and benefits.  Net interest income was higher due to a reduction in funding costs and due to a shift in balances from lower margin time deposit accounts into savings accounts.  The decline in noninterest income was primarily due to lower mutual fund investment advisory fees, a result of the lower market value of assets under administration.

Financial measures decreased for the first six months of 2008 compared to the same period in 2007 primarily due to a decrease in noninterest income and an increase in noninterest expense.  The $1.3 million decrease in noninterest income was primarily due to lower mutual fund investment advisory fees, a result of the lower market value of assets under administration.  The $2.0 million increase in noninterest expense was primarily due to higher salaries and benefits and allocated expenses related to earnings-based incentive compensation accruals that were recorded in the first quarter of 2008.

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

NIACC decreased slightly for the second quarter of 2008 compared to the same period in 2007 primarily due to a higher provision for income taxes, which was partially offset by higher net interest income and noninterest income.  The $1.3 million increase in net interest income was primarily due to a reduction in loan funding charges allocated to the business segments, partially offset by an increase in the average balance of available-for-sale investment securities and decreases in the cost of securities sold under agreements to repurchase and funds purchased.  The $0.5 million increase in noninterest income was primarily due to the change in the estimated fair value of our subordinated notes.  The $0.3 million increase in the capital charge for the second quarter of 2008 was primarily due to an increase in excess equity held by the Company.  The increase in RAROC for the second quarter of 2008 compared to the same period in 2007 was primarily due to lower allocated equity to the segment in 2008.

Financial measures improved for the first six months of 2008 compared to the same period in 2007 primarily due to a $13.6 million increase in noninterest income which was primarily due to the $13.7 million gain from the mandatory redemption of our Visa shares.  This increase was partially offset by a $2.8 million decrease in net interest income, and a $5.6 million increase in noninterest expense.   The $2.8 million decrease in net interest income was primarily due to a reduction in loan funding charges allocated to the business segments, partially offset by an increase in the average balance of available-for-sale investment securities and a decrease in the cost of securities sold under agreements to repurchase.  The $5.6 million increase in noninterest expense was primarily due to several accruals (cash awards to purchase our stock, legal contingencies, and a contribution to the Bank of Hawaii Charitable Foundation and other charitable organizations), partially offset by the reversal of the previously recorded contingency accruals related to Visa.  The capital charge increased by $0.8 million for the second quarter of 2008 compared to the same period in 2007 primarily due to an increase in excess equity held by the Company.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury provided a wide-range of support to our other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

Our overall credit risk position remained solid during the second quarter of 2008, with low, albeit increasing, levels of non-performing assets.  Our credit risk profile reflects our continued disciplined underwriting approach.  During the second quarter of 2008, signs of slowing in the Hawaii economy became more prominent.  Reduced airline capacity and the exit of cruise ships from the local market are resulting in lower visitor arrivals.  Trends in the construction and real estate industries are also softening.  Unemployment levels are trending upward from record low levels.  With higher oil prices resulting in rising energy prices as well as food costs, inflation is expected to be higher than in prior periods.  The slowing economy in Hawaii may result in higher delinquencies and loss rates in our loan and lease portfolio, with the primary impact expected in our small business and unsecured consumer lending portfolios.

Table 15 summarizes our air transportation credit exposure.  As of June 30, 2008, included in our commercial lending portfolio are nine leveraged leases on aircraft that were originated in the 1990’s and prior.  Outstanding credit exposure related to these leveraged leases was $72.3 million as of June 30, 2008.  Our air transportation credit exposure decreased in the first quarter of 2008 due to the previously mentioned sale of our equity interest in an aircraft lease.  However, relative to our total loan and lease portfolio, domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, and marginal pricing power.  We believe that higher fuel costs, coupled with a slowing mainland economy, will place additional pressure on the financial health of air transportation carriers for the foreseeable future.  In the evaluation of the Reserve for Credit Losses (the “Reserve”), we continue to consider the ongoing financial concerns about the air transportation industry.

Air Transportation Credit Exposure [1] (Unaudited)					Table 15
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2008	2008	2007	2007	2007
Passenger Carriers Based In the United States	$60,603	$61,190	$64,947	$64,867	$65,607
Passenger Carriers Based Outside the United States	7,161	7,258	19,078	19,162	19,246
Cargo Carriers	13,568	13,472	13,390	13,326	13,279
Total Air Transportation Credit Exposure	$81,332	$81,920	$97,415	$97,355	$98,132

1 Exposure includes loans, leveraged leases, and operating leases.

Non-Performing Assets

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More (Unaudited)					Table 16
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2008	2008	2007	2007 [1]	2007 [1]
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$1,119	$794	$598	$359	$265
Commercial Mortgage	-	-	112	123	130
Lease Financing	329	504	297	-	914
Total Commercial	1,448	1,298	1,007	482	1,309
Consumer
Residential Mortgage	3,784	3,235	2,681	3,237	3,844
Home Equity	1,189	1,187	1,414	436	899
Other [2]	30	31	-	-	214
Total Consumer	5,003	4,453	4,095	3,673	4,957
Total Non-Accrual Loans and Leases	6,451	5,751	5,102	4,155	6,266
Foreclosed Real Estate	229	294	184	105	48
Total Non-Performing Assets	$6,680	$6,045	$5,286	$4,260	$6,314

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$-	$24	$-	$-	$-
Consumer
Residential Mortgage	2,601	3,892	4,884	639	188
Home Equity	201	328	413	115	60
Automobile	625	865	1,174	734	397
Other [2]	756	725	1,112	944	761
Total Consumer	4,183	5,810	7,583	2,432	1,406
Total Accruing Loans and Leases Past Due 90 Days or More	$4,183	$5,834	$7,583	$2,432	$1,406

Total Loans and Leases	$6,518,128	$6,579,337	$6,580,861	$6,599,915	$6,566,126

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.10%	0.09%	0.08%	0.06%	0.10%

Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.10%	0.09%	0.08%	0.06%	0.10%

Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases	0.06%	0.05%	0.04%	0.02%	0.05%

Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Foreclosed Real Estate	0.13%	0.11%	0.10%	0.09%	0.12%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases	0.17%	0.18%	0.20%	0.10%	0.12%

Quarter to Quarter Changes in Non-Performing Assets Balance at Beginning of Quarter	$6,045	$5,286	$4,260	$6,314	$5,836
Additions	2,900	2,614	1,866	662	2,279
Reductions
Payments	(630)	(386)	(256)	(1,741)	(804)
Return to Accrual Status	(943)	(944)	(214)	(787)	(473)
Sales of Foreclosed Real Estate	-	-	(161)	(48)	(326)
Charge-offs/Write-downs	(692)	(525)	(209)	(140)	(198)
Total Reductions	(2,265)	(1,855)	(840)	(2,716)	(1,801)
Balance at End of Quarter	$6,680	$6,045	$5,286	$4,260	$6,314

1 Certain prior period information has been reclassified to conform to the current presentation.

2 Comprised of other revolving credit, installment, and lease financing.

The changes in NPAs by category from December 31, 2007 and June 30, 2007 reflect normal delinquency and resolution activity consistent with the slowing economy in Hawaii.

Included in NPAs are loans and leases that we consider impaired. Impaired loans and leases are defined as those which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan or lease agreement, as well as those loans or leases whose terms have been modified in a troubled debt restructuring. Impaired loans were $0.2 million as of June 30, 2008 and less than $0.1 million as of December 31, 2007. We had no impaired loans and leases as of June 30, 2007.

Credit quality in our commercial and mortgage-related consumer lending portfolios remained solid in the second quarter of 2008. Residential mortgage and home equity lending comprise the largest components of our consumer lending portfolio. As of June 30, 2008, the weighted average credit score for our residential mortgage loans was 756, with a significant portion of this portfolio having a loan-to-value ratio of 80% or less. As of June 30, 2008, the weighted average credit score for our home equity loans was 747, with the majority of the portfolio having a loan-to-value ratio of 80% or less.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

The changes in loans and leases past due 90 days or more and still accruing interest from December 31, 2007 and June 30, 2007 reflect normal delinquency and resolution activity consistent with the slowing economy in Hawaii. We do not expect to incur material losses on these loans.

Due to the low volume of NPAs and accruing loans and leases past due 90 days or more, we anticipate some degree of variability in the balances in these categories from period to period and do not consider modest changes to be indicative of significant asset quality trends.

Reserve for Credit Losses

Table 17 presents the activity in our Reserve for the three and six months ended June 30, 2008 and 2007.

Reserve for Credit Losses (Unaudited)				Table 17
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2008	2007 [1]	2008	2007 [1]
Balance at Beginning of Period	$105,167	$96,167	$96,167	$96,167
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(1,396)	(738)	(2,785)	(1,543)
Lease Financing	(142)	-	(276)	(22)
Consumer
Residential Mortgage	(133)	(47)	(133)	(47)
Home Equity	(473)	(240)	(1,279)	(342)
Automobile	(2,187)	(2,346)	(5,102)	(5,428)
Other [2]	(1,954)	(1,849)	(4,757)	(4,481)
Total Loans and Leases Charged-Off	(6,285)	(5,220)	(14,332)	(11,863)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	201	315	1,187	592
Commercial Mortgage	-	36	-	121
Lease Financing	2	6	5	2,087
Consumer
Residential Mortgage	17	54	95	189
Home Equity	26	55	47	120
Automobile	700	713	1,496	1,384
Other [2]	667	678	1,403	1,376
Total Recoveries on Loans and Leases Previously Charged-Off	1,613	1,857	4,233	5,869
Net Loans and Leases Charged-Off	(4,672)	(3,363)	(10,099)	(5,994)
Provision for Credit Losses	7,172	3,363	21,599	5,994
Balance at End of Period [3]	$107,667	$96,167	$107,667	$96,167

Components
Allowance for Loan and Lease Losses	$102,498	$90,998	$102,498	$90,998
Reserve for Unfunded Commitments	5,169	5,169	5,169	5,169
Total Reserve for Credit Losses	$107,667	$96,167	$107,667	$96,167

Average Loans and Leases Outstanding	$6,531,587	$6,532,736	$6,559,753	$6,547,212

Ratio of Net Loans and Leases Charged-Off to
Average Loans and Leases Outstanding (annualized)	0.29%	0.21%	0.31%	0.18%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.57%	1.39%	1.57%	1.39%

1 Certain prior period information has been reclassified to conform to the current presentation.

2 Comprised of other revolving credit, installment, and lease financing.

3 Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the Consolidated Statements of Condition (Unaudited).

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

The level of the Allowance is adjusted by recording an expense or recovery through the Provision.  The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense.  The Provision exceeded net charge-offs of loans and leases for the second quarter of 2008 by $2.5 million and by $11.5 million for the first six months of 2008.  The increase in the Allowance during the first six months of 2008 reflects increased risk in our commercial aircraft leasing, small business, and unsecured consumer lending portfolios.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of June 30, 2008, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve remained unchanged from December 31, 2007 and June 30, 2007.  The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

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

Our trading activities include trading securities that are used to manage the market risk exposure of our mortgage servicing rights which are recorded at estimated fair value on the statement of condition.  Our trading activities also include foreign currency and foreign exchange contracts that expose us to a small degree of foreign currency risk.  Foreign currency and foreign exchange contracts are primarily executed on behalf of our customers and at times for our own account.  We also enter into interest rate swap agreements with customers to assist them in managing their interest rate risk.  However, we mitigate this risk by entering into equal and offsetting interest rate swap agreements with third parties.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 18 presents, as of June 30, 2008 and 2007, an estimate of the change in net interest income during a quarterly time frame that would result from a gradual 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for net interest income without any change in strategy.  Based on the net interest income simulation as of June 30, 2008, our net interest income sensitivity to changes in interest rates as of June 30, 2008 was greater than our sensitivity to changes in interest rates as of June 30, 2007 due to the decline in interest rates.  In lower rate scenarios, limited deposit repricing will adversely impact overall net interest income.  In higher rates scenarios, liabilities are expected to reprice slightly faster than assets.  Additionally, to analyze the impact of changes in interest rates in a more realistic manner, non-parallel rate scenarios are also simulated.  These non-parallel rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve become flat or inverted for a period of time.  Conversely, if the yield curve should steepen further, net interest income may increase.

Net Interest Income Sensitivity Profile (Unaudited)					Table 18
	Change in Net Interest Income Per Quarter
(dollars in thousands)	June 30, 2008			June 30, 2007
Change in Interest Rates (basis points)
+200	$(539)	(0.5	) %	$(199)	(0.2	) %
+100	(108)	(0.1)		(99)	(0.1)
-100	(1,185)	(1.1)		(298)	(0.3)
-200	(2,478)	(2.3)		(1,093)	(1.1)

We also use a Market Value of Portfolio Equity (“MVPE”) sensitivity analysis to estimate the net present value change in our assets, liabilities, and off-balance sheet arrangements from changes in interest rates.  The MVPE was approximately $1.8 billion as of June 30, 2008 and approximately $1.9 billion in June 30, 2007.  Table 19 presents, as of June 30, 2008 and 2007, an estimate of the change in the MVPE sensitivity that would occur from an instantaneous 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve.  The MVPE sensitivity increased as of June 30, 2008, compared to June 30, 2007, primarily as a result of lower interest rates and a steeper yield curve.

Further enhancing the MVPE sensitivity analysis are value-at-risk, key rate analysis, duration of equity, exposure to basis risk, and non-parallel yield curve shifts.  There are inherent limitations to these measures; however, used along with the MVPE sensitivity analysis, we obtain better overall insight for managing our exposure to changes in interest rates.  Based on the additional analyses, we estimate our greatest exposure is in scenarios where medium-term and long-term rates rise while short-term rates remain unchanged and when the spread between U.S. Treasury and LIBOR rates decrease (“spread narrowing”).

Market Value of Equity Sensitivity Profile (Unaudited)					Table 19
	Change in Market Value of Equity
(dollars in thousands)	June 30, 2008			June 30, 2007
Change in Interest Rates (basis points)
+200	$(185,348)	(10.6	) %	$(162,316)	(8.6	) %
+100	(79,522)	(4.5)		(77,137)	(4.1)
-100	(17,573)	(1.0)		19,358	1.0
-200	(153,445)	(8.7)		(50,923)	(2.7)

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

We are a member of the FHLB, which provides an additional source of short-term and long-term funding.  Outstanding borrowings from the FHLB were $50.0 million as of June 30, 2008 and December 31, 2007 with a weighted average interest rate of 4.00% and $75.0 million as of June 30, 2007 with a weighted average interest rate of 3.73%.

Additionally, a $1.0 billion senior and subordinated bank note program is available.  Under this program, we may issue additional notes provided that the aggregate amount outstanding does not exceed $1.0 billion.  The unpaid principal amount of our subordinated notes outstanding under this bank note program was $119.0 million as of June 30, 2008 and $124.9 million as of December 31, 2007 and June 30, 2007.  These subordinated notes bear a fixed interest rate of 6.875% and will mature in March 2009.

Capital Management

The Parent and the Bank are subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of June 30, 2008, the Parent and the Bank were “well capitalized” under this regulatory framework.  There have been no conditions or events since June 30, 2008 that management believes have changed either the Parent’s or the Bank’s capital classifications.

As of June 30, 2008, the fair value of our subordinated notes of $121.3 million, recorded as a component of long-term debt on our statements of condition, no longer qualified as a component of Total Capital for regulatory capital purposes due to the maturity of our subordinated notes being within 12 months from June 30, 2008.  During the second quarter of 2008, we redeemed our remaining $26.4 million of Capital Securities which were recorded as a component of long-term debt in our statements of condition.

As of June 30, 2008, our leverage ratio was 7.04%.  We actively manage our capital toward a leverage ratio that is adjusted periodically in consideration of market conditions.  We are currently targeting a leverage ratio of 7.25% by the end of the third quarter of 2008.  Our ability to manage toward this leverage ratio is aided by our strong capital structure, strong earnings and core deposit base, alternative sources of liquidity, and our ongoing share repurchase program.

For the first six months of 2008, 0.9 million shares of common stock were repurchased under our share repurchase program at an average cost of $48.96 per share, totaling $42.7 million.  From the beginning of our share repurchase program in July 2001 through June 30, 2008, we repurchased a total of 45.2 million shares of common stock and returned nearly $1.6 billion to our shareholders at an average cost of $35.35 per share.  From July 1, 2008 through July 25, 2008, we repurchased an additional 181,000 shares of common stock at an average price of $45.19 per share for a total of $8.2 million, resulting in remaining buyback authority under our share repurchase program of $43.4 million.

In July 2008, our Board of Directors declared a quarterly cash dividend of $0.44 per share on our outstanding shares.  The dividend will be payable on September 15, 2008 to our shareholders of record at the close of business on August 29, 2008.

Table 20 presents our regulatory capital and ratios as of June 30, 2008, December 31, 2007, and June 30, 2007.

	Regulatory Capital and Ratios (Unaudited)			Table 20
		June 30,	December 31,	June 30,
	(dollars in thousands)	2008	2007	2007
	Regulatory Capital
	Shareholders’ Equity	$767,558	$750,255	$708,806
Add:	Capital Securities of Bancorp Hawaii Capital Trust I	-	26,425	26,425
Less:	Cumulative Change in Fair Value of Financial Liabilities
	Accounted for Under the Fair Value Option	(1,838)	-	-
	Goodwill	34,959	34,959	34,959
	Postretirement Benefit Liability Adjustments	8,398	8,647	6,798
	Net Unrealized Losses on Investment Securities
	Available-for-Sale	(12,207)	(1,388)	(34,527)
	Tier 1 Capital	738,246	734,462	728,001
	Allowable Reserve for Credit Losses	84,898	88,716	91,368
	Qualifying Subordinated Debt	-	24,982	24,976
	Unrealized Gains on Investment Securities Available-for-Sale	57	59	9
	Total Regulatory Capital	$823,201	$848,219	$844,354

	Risk-Weighted Assets	$6,769,036	$7,089,846	$7,304,650

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio	10.91%	10.36%	9.97%
	Total Capital Ratio	12.16	11.96	11.56
	Leverage Ratio	7.04	7.04	7.02

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

Credit Commitments

Our credit commitments as of June 30, 2008 were as follows:

Credit Commitments (Unaudited)					Table 21
	Less Than			After 5
(dollars in thousands)	One Year	1-3 Years	4-5 Years	Years	Total
Unfunded Commitments to Extend Credit	$631,818	$389,616	$270,468	$1,262,582	$2,554,484
Standby Letters of Credit	81,522	4,830	-	-	86,352
Commercial Letters of Credit	27,326	-	-	-	27,326
Total Credit Commitments	$740,666	$394,446	$270,468	$1,262,582	$2,668,162

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4.            Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A.         Risk Factors

There are no material changes from the risk factors set forth under Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of equity securities for the second quarter of 2008 were as follows:

Issuer Purchases of Equity Securities (Unaudited)
			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased [1]	Paid Per Share	or Programs	Plans or Programs [2]
April 1 - 30, 2008	90,623	$50.06	87,500	$58,593,379
May 1 - 31, 2008	58,340	55.14	52,500	55,702,692
June 1 - 30, 2008	80,464	51.40	80,000	51,590,035
Total	229,427	$51.82	220,000

1 The months of April, May, and June 2008 included 3,123, 5,840, and 464 shares, respectively, purchased from employees in connection with income tax withholdings related to stock option exercises. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

2 The Parent repurchased shares during the second quarter of 2008 pursuant to its ongoing share repurchase program that was first announced in July 2001. As of July 25, 2008, $43.4 million remained of the total $1.65 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Item 4.            Submission of Matters to a Vote of Security Holders

At the annual shareholders meeting held on April 25, 2008, the following matters were submitted to a vote of the shareholders:

a.	Amendment of the Company’s Certificate of Incorporation to Provide for Annual Election of All Directors

	Votes cast for:	42,032,311
	Votes cast against:	838,424
	Abstentions:	105,009

b.	Election of Directors *

	S. Haunani Apoliona
	Votes cast for:	42,227,859
	Votes withheld:	747,885

	Mary G. F. Bitterman
	Votes cast for:	42,249,547
	Votes withheld:	726,197

	Michael J. Chun
	Votes cast for:	42,451,794
	Votes withheld:	523,950

	Clinton R. Churchill
	Votes cast for:	42,404,738
	Votes withheld:	571,006

	David A. Heenan
	Votes cast for:	42,267,558
	Votes withheld:	708,186

	Robert Huret
	Votes cast for:	42,433,876
	Votes withheld:	541,868

	Allan R. Landon
	Votes cast for:	42,322,129
	Votes withheld:	653,615

	Kent T. Lucien
	Votes cast for:	42,338,293
	Votes withheld:	637,451

	Martin A. Stein
	Votes cast for:	42,332,737
	Votes withheld:	643,007

	Donald M. Takaki
	Votes cast for:	42,388,904
	Votes withheld:	586,840

	Barbara J. Tanabe
	Votes cast for:	42,416,415
	Votes withheld:	559,329

	Robert W. Wo, Jr.
	Votes cast for:	42,410,072
	Votes withheld:	565,672

c.	Ratification of Ernst and Young LLP as independent registered public accountants for the fiscal year ending December 31, 2008.

	Votes cast for:	41,931,142
	Votes cast against:	970,174
	Abstentions:	74,427

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

Date:	July 30, 2008	Bank of Hawaii Corporation

		By:	/s/ Allan R. Landon
Allan R. Landon
Chairman of the Board and
Chief Executive Officer

		By:	/s/ Kent T. Lucien
Kent T. Lucien
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