Form 10-Q
period 2008-09-30
BANK OF HAWAII CORP
filed 2008-10-31
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

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

As of October 24, 2008, there were 47,711,974 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2008	2007	2008	2007
Interest Income
Interest and Fees on Loans and Leases	$92,744	$112,787	$295,116	$335,111
Income on Investment Securities
Trading	1,174	1,114	3,543	4,089
Available-for-Sale	35,152	33,486	104,724	96,010
Held-to-Maturity	2,870	3,616	9,142	11,495
Deposits	33	1,086	432	1,240
Funds Sold	141	1,103	1,553	2,694
Other	490	364	1,405	1,061
Total Interest Income	132,604	153,556	415,915	451,700
Interest Expense
Deposits	17,736	37,613	65,439	104,689
Securities Sold Under Agreements to Repurchase	7,675	11,726	25,780	35,277
Funds Purchased	507	1,654	1,410	4,029
Short-Term Borrowings	13	87	59	265
Long-Term Debt	3,098	3,920	10,304	11,869
Total Interest Expense	29,029	55,000	102,992	156,129
Net Interest Income	103,575	98,556	312,923	295,571
Provision for Credit Losses	20,358	4,070	41,957	10,064
Net Interest Income After Provision for Credit Losses	83,217	94,486	270,966	285,507
Noninterest Income
Trust and Asset Management	14,193	15,146	44,739	47,114
Mortgage Banking	621	3,848	7,656	9,698
Service Charges on Deposit Accounts	13,045	11,919	37,539	33,958
Fees, Exchange, and Other Service Charges	16,991	16,465	50,268	49,082
Investment Securities Gains, Net	159	789	446	1,380
Insurance	5,902	7,446	18,622	18,548
Other	6,075	5,629	44,380	20,450
Total Noninterest Income	56,986	61,242	203,650	180,230
Noninterest Expense
Salaries and Benefits	46,764	44,944	148,221	134,937
Net Occupancy	11,795	10,267	33,581	29,773
Net Equipment	4,775	4,871	13,570	14,529
Professional Fees	3,270	2,369	8,471	7,511
Other	20,186	18,999	60,241	56,655
Total Noninterest Expense	86,790	81,450	264,084	243,405
Income Before Provision for Income Taxes	53,413	74,278	210,532	222,332
Provision for Income Taxes	6,004	26,499	57,626	79,489
Net Income	$47,409	$47,779	$152,906	$142,843
Basic Earnings Per Share	$1.00	$0.98	$3.20	$2.90
Diluted Earnings Per Share	$0.99	$0.96	$3.17	$2.86
Dividends Declared Per Share	$0.44	$0.41	$1.32	$1.23
Basic Weighted Average Shares	47,518,078	48,913,293	47,738,245	49,204,295
Diluted Weighted Average Shares	48,057,965	49,663,049	48,295,901	50,001,594

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

	September 30,	December 31,	September 30,
(dollars in thousands)	2008	2007	2007
Assets
Interest-Bearing Deposits	$13,845	$4,870	$35,471
Funds Sold	—	15,000	—
Investment Securities
Trading	90,993	67,286	92,831
Available-for-Sale	2,572,111	2,563,190	2,591,982
Held-to-Maturity (Fair value of $245,720; $287,644; and $299,191)	249,083	292,577	307,653
Loans Held for Sale	14,903	12,341	8,016
Loans and Leases	6,539,458	6,580,861	6,599,915
Allowance for Loan and Lease Losses	(115,498)	(90,998)	(90,998)
Net Loans and Leases	6,423,960	6,489,863	6,508,917
Total Earning Assets	9,364,895	9,445,127	9,544,870
Cash and Noninterest-Bearing Deposits	285,762	368,402	344,267
Premises and Equipment	118,333	117,177	120,318
Customers’ Acceptances	1,250	1,112	1,967
Accrued Interest Receivable	41,061	45,261	52,652
Foreclosed Real Estate	293	184	105
Mortgage Servicing Rights	27,707	27,588	28,407
Goodwill	34,959	34,959	34,959
Other Assets	460,787	433,132	422,050
Total Assets	$10,335,047	$10,472,942	$10,549,595

Liabilities
Deposits
Noninterest-Bearing Demand	$1,592,251	$1,935,639	$1,894,933
Interest-Bearing Demand	1,750,297	1,634,675	1,530,982
Savings	2,738,684	2,630,471	2,711,169
Time	1,577,252	1,741,587	1,738,082
Total Deposits	7,658,484	7,942,372	7,875,166
Funds Purchased	189,700	75,400	191,900
Short-Term Borrowings	10,621	10,427	10,749
Securities Sold Under Agreements to Repurchase	1,109,431	1,029,340	1,087,511
Long-Term Debt (includes $120,598 carried at fair value as of September 30, 2008)	204,616	235,371	235,350
Banker’s Acceptances	1,250	1,112	1,967
Retirement Benefits Payable	22,438	29,984	41,125
Accrued Interest Payable	12,702	20,476	18,526
Taxes Payable and Deferred Taxes	240,795	278,218	271,089
Other Liabilities	104,990	99,987	84,515
Total Liabilities	9,555,027	9,722,687	9,817,898
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: September 2008 - 57,022,797 / 47,707,629; December 2007 - 56,995,447 / 48,589,645; and September 2007 - 57,005,602 / 49,068,275)	568	567	567
Capital Surplus	491,419	484,790	482,586
Accumulated Other Comprehensive Loss	(18,643)	(5,091)	(28,359)
Retained Earnings	770,373	688,638	671,451
Treasury Stock, at Cost (Shares: September 2008 - 9,315,168; December 2007 - 8,405,802; and September 2007 - 7,937,327)	(463,697)	(418,649)	(394,548)
Total Shareholders’ Equity	780,020	750,255	731,697
Total Liabilities and Shareholders’ Equity	$10,335,047	$10,472,942	$10,549,595

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accum.
				Other
				Compre-			Compre-
		Common	Capital	hensive	Retained	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	Loss	Earnings	Stock	Income
Balance as of December 31, 2007	$750,255	$567	$484,790	$(5,091)	$688,638	$(418,649)
Cumulative-Effect Adjustment of a Change in Accounting Principle, Net of Tax:
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”	(2,736)	—	—	—	(2,736)	—
Comprehensive Income:
Net Income	152,906	—	—	—	152,906	—	$152,906
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(13,699)	—	—	(13,699)	—	—	(13,699)
Amortization of Net Loss for Pension Plans and Postretirement Benefit Plan	147	—	—	147	—	—	147
Total Comprehensive Income							$139,354
Share-Based Compensation	4,480	—	4,480	—	—	—
Net Tax Benefits related to Share-Based Compensation	1,728	—	1,728	—	—	—
Common Stock Issued under Purchase and Equity Compensation Plans (378,382 shares)	12,000	1	421	—	(5,075)	16,653
Common Stock Repurchased (1,260,398 shares)	(61,701)	—	—	—	—	(61,701)
Cash Dividends Paid	(63,360)	—	—	—	(63,360)	—
Balance as of September 30, 2008	$780,020	$568	$491,419	$(18,643)	$770,373	$(463,697)

Balance as of December 31, 2006	$719,420	$566	$475,178	$(39,084)	$630,660	$(347,900)
Cumulative-Effect Adjustment of a Change in Accounting Principle, Net of Tax:
SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”	5,126	—	—	5,279	(153)	—
FSP No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”	(27,106)	—	—	—	(27,106)	—
FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”	(7,247)	—	—	—	(7,247)	—
Comprehensive Income:
Net Income	142,843	—	—	—	142,843	—	$142,843
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	4,809	—	—	4,809	—	—	4,809
Amortization of Net Loss for Pension Plans and Postretirement Benefit Plan	637	—	—	637	—	—	637
Total Comprehensive Income							$148,289
Share-Based Compensation	4,464	—	4,464	—	—	—
Net Tax Benefits related to Share-Based Compensation	2,624	—	2,624	—	—	—
Common Stock Issued under Purchase and Equity Compensation Plans (628,252 shares)	16,321	1	320	—	(6,611)	22,611
Common Stock Repurchased (1,335,305 shares)	(69,259)	—	—	—	—	(69,259)
Cash Dividends Paid	(60,935)	—	—	—	(60,935)	—
Balance as of September 30, 2007	$731,697	$567	$482,586	$(28,359)	$671,451	$(394,548)

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2008	2007
Operating Activities
Net Income	$152,906	$142,843
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	41,957	10,064
Depreciation and Amortization	10,878	11,006
Amortization of Deferred Loan and Lease Fees	(1,563)	(1,354)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	1,117	2,250
Share-Based Compensation	4,480	4,464
Benefit Plan Contributions	(8,403)	(8,404)
Deferred Income Taxes	(32,559)	(81,991)
Net Gain on Investment Securities	(446)	(1,380)
Net Change in Trading Securities	(23,707)	71,349
Proceeds from Sales of Loans Held for Sale	327,331	253,217
Originations of Loans Held for Sale	(329,893)	(249,291)
Tax Benefits from Share-Based Compensation	(1,813)	(2,624)
Net Change in Other Assets and Other Liabilities	(21,944)	2,753
Net Cash Provided by Operating Activities	118,341	152,902

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	601,213	418,107
Proceeds from Sales	233,085	50,012
Purchases	(864,985)	(611,015)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	43,184	63,193
Net Change in Loans and Leases	25,509	(28,176)
Premises and Equipment, Net	(12,034)	(5,399)
Net Cash Provided by (Used in) Investing Activities	25,972	(113,278)

Financing Activities
Net Change in Deposits	(283,888)	(148,228)
Net Change in Short-Term Borrowings	194,585	171,138
Repayments of Long-Term Debt	(32,425)	(25,000)
Tax Benefits from Share-Based Compensation	1,813	2,624
Proceeds from Issuance of Common Stock	11,998	16,442
Repurchase of Common Stock	(61,701)	(69,259)
Cash Dividends Paid	(63,360)	(60,935)
Net Cash Used in Financing Activities	(232,978)	(113,218)

Net Change in Cash and Cash Equivalents	(88,665)	(73,594)
Cash and Cash Equivalents at Beginning of Period	388,272	453,332
Cash and Cash Equivalents at End of Period	$299,607	$379,738
Supplemental Information
Cash Paid for:
Interest	$110,766	$160,321
Income Taxes	75,758	73,989
Non-cash Investing and Financing Activities:
Transfers from Investment Securities-Available-for-Sale to Trading	—	164,180
Transfers from Loans to Foreclosed Real Estate	174	243

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note 2.  Pension Plans and Postretirement Benefit Plan

The components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan for the three and nine months ended September 30, 2008 and 2007 are presented in the following table:

Pension Plans and Postretirement Benefit Plan (Unaudited)

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2008	2007	2008	2007
Three Months Ended September 30,
Service Cost	$—	$—	$89	$178
Interest Cost	1,298	1,223	420	412
Expected Return on Plan Assets	(1,522)	(1,373)	—	—
Amortization of Prior Service Credit	—	—	(53)	(50)
Recognized Net Actuarial Losses (Gains)	270	450	(140)	(75)
Net Periodic Benefit Cost	$46	$300	$316	$465

Nine Months Ended September 30,
Service Cost	$—	$—	$267	$488
Interest Cost	3,893	3,669	1,260	1,202
Expected Return on Plan Assets	(4,565)	(4,119)	—	—
Amortization of Prior Service Credit	—	—	(159)	(150)
Recognized Net Actuarial Losses (Gains)	810	1,350	(420)	(225)
Net Periodic Benefit Cost	$138	$900	$948	$1,315

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the statements of income.  The expected 2008 contribution to the Company’s pension plans increased to $7.7 million from $0.7 million, as previously reported.  There were no significant changes from the previously reported $1.1 million that the Company expects to contribute to the postretirement benefit plan for the year ending December 31, 2008.  For the three and nine months ended September 30, 2008, the Company contributed $7.1 million and $7.5 million, respectively, to its pension plans.  For the three and nine months ended September 30, 2008, the Company contributed $0.2 million and $0.9 million, respectively, to its postretirement benefit plan.

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

Selected financial information for each business segment is presented below for the three and nine months ended September 30, 2008 and 2007.

Business Segments Selected Financial Information (Unaudited)
	Retail	Commercial	Investment		Consolidated
(dollars in thousands)	Banking	Banking	Services	Treasury	Total
Three Months Ended September 30, 2008 [1]
Net Interest Income	$58,228	$36,564	$3,922	$4,861	$103,575
Provision for Credit Losses	5,475	13,826	1,089	(32)	20,358
Net Interest Income After Provision for Credit Losses	52,753	22,738	2,833	4,893	83,217
Noninterest Income	27,380	10,508	17,458	1,640	56,986
Noninterest Expense	(43,709)	(24,488)	(16,800)	(1,793)	(86,790)
Income Before Provision for Income Taxes	36,424	8,758	3,491	4,740	53,413
Provision for Income Taxes	(13,478)	(4,686)	(1,292)	13,452	(6,004)
Allocated Net Income	$22,946	$4,072	$2,199	$18,192	$47,409
Total Assets as of September 30, 2008	$3,669,924	$3,023,242	$285,497	$3,356,384	$10,335,047

Three Months Ended September 30, 2007 [2]
Net Interest Income (Loss)	$56,830	$40,352	$3,574	$(2,200)	$98,556
Provision for Credit Losses	1,773	2,486	(1)	(188)	4,070
Net Interest Income (Loss) After Provision for Credit Losses	55,057	37,866	3,575	(2,012)	94,486
Noninterest Income	26,346	11,442	18,068	5,386	61,242
Noninterest Expense	(41,653)	(22,430)	(16,074)	(1,293)	(81,450)
Income Before Provision for Income Taxes	39,750	26,878	5,569	2,081	74,278
Provision for Income Taxes	(14,707)	(9,948)	(2,060)	216	(26,499)
Allocated Net Income	$25,043	$16,930	$3,509	$2,297	$47,779
Total Assets as of September 30, 2007 [2]	$3,651,121	$3,118,106	$216,795	$3,563,573	$10,549,595

Nine Months Ended September 30, 2008 [1]
Net Interest Income	$176,207	$122,663	$11,731	$2,322	$312,923
Provision for Credit Losses	15,999	25,704	1,089	(835)	41,957
Net Interest Income After Provision for Credit Losses	160,208	96,959	10,642	3,157	270,966
Noninterest Income	83,196	42,753	54,738	22,963	203,650
Noninterest Expense	(130,813)	(72,753)	(50,026)	(10,492)	(264,084)
Income Before Provision for Income Taxes	112,591	66,959	15,354	15,628	210,532
Provision for Income Taxes	(41,660)	(26,273)	(5,681)	15,988	(57,626)
Allocated Net Income	$70,931	$40,686	$9,673	$31,616	$152,906
Total Assets as of September 30, 2008	$3,669,924	$3,023,242	$285,497	$3,356,384	$10,335,047

Nine Months Ended September 30, 2007 [2]
Net Interest Income (Loss)	$166,855	$120,050	$10,565	$(1,899)	$295,571
Provision for Credit Losses	4,576	5,700	(1)	(211)	10,064
Net Interest Income (Loss) After Provision for Credit Losses	162,279	114,350	10,566	(1,688)	285,507
Noninterest Income	78,714	31,689	56,669	13,158	180,230
Noninterest Expense	(124,096)	(67,667)	(47,276)	(4,366)	(243,405)
Income Before Provision for Income Taxes	116,897	78,372	19,959	7,104	222,332
Provision for Income Taxes	(43,246)	(28,881)	(7,385)	23	(79,489)
Allocated Net Income	$73,651	$49,491	$12,574	$7,127	$142,843
Total Assets as of September 30, 2007 [2]	$3,651,121	$3,118,106	$216,795	$3,563,573	$10,549,595

[1] Business segment results have been revised for the three and nine months ended September 30, 2008, since reported in the Company’s Form 8-K filing on October 27, 2008.
[2] Certain prior period information has been reclassified to conform to the current presentation.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Unaudited)
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investment Securities Trading	$—	$90,993	$—	$90,993
Investment Securities Available-for-Sale	678	2,571,433	—	2,572,111
Mortgage Servicing Rights	—	—	27,057	27,057
Other Assets	6,120	—	—	6,120
Net Derivative Assets and Liabilities	606	96	41	743
Total Assets at Fair Value	$7,404	$2,662,522	$27,098	$2,697,024

Long-Term Debt	$—	$—	$120,598	$120,598
Total Liabilities at Fair Value	$—	$—	$120,598	$120,598

For the three and nine months ended September 30, 2008, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Investment		Net
	Securities	Mortgage	Derivative
	Available-for-	Servicing	Assets and
Assets (Unaudited) (dollars in thousands)	Sale [1]	Rights [2]	Liabilities [3]	Total
Three Months Ended September 30, 2008
Balance as of July 1, 2008	$25,016	$30,272	$326	$55,614
Realized and Unrealized Net Gains (Losses):
Included in Net Income	—	(3,349)	1,185	(2,164)
Included in Other Comprehensive Income	(16)	—	—	(16)
Purchases, Sales, Issuances, and Settlements, Net	(25,000)	134	(1,470)	(26,336)
Balance as of September 30, 2008	$—	$27,057	$41	$27,098

Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2008	$—	$(2,894)	$41	$(2,853)

	Long-Term
Liabilities (Unaudited) (dollars in thousands)	Debt [4]	Total
Three Months Ended September 30, 2008
Balance as of July 1, 2008	$121,326	$121,326
Unrealized Net Gains Included in Net Income	(728)	(728)
Balance as of September 30, 2008	$120,598	$120,598

Total Unrealized Net Gains Included in Net Income Related to Liabilities Still Held as of September 30, 2008	$(728)	$(728)

	Investment		Net
	Securities	Mortgage	Derivative
	Available-for-	Servicing	Assets and
Assets (Unaudited) (dollars in thousands)	Sale [1]	Rights [2]	Liabilities [3]	Total
Nine Months Ended September 30, 2008
Balance as of January 1, 2008	$218,980	$27,588	$113	$246,681
Realized and Unrealized Net Gains (Losses):
Included in Net Income	—	(4,248)	4,079	(169)
Included in Other Comprehensive Income	1,012	—	—	1,012
Purchases, Sales, Issuances, and Settlements, Net	(219,992)	3,717	(4,151)	(220,426)
Balance as of September 30, 2008	$—	$27,057	$41	$27,098

Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2008	$—	$(2,241)	$41	$(2,200)

	Long-Term
Liabilities (Unaudited) (dollars in thousands)	Debt [4]	Total
Nine Months Ended September 30, 2008
Balance as of January 1, 2008	$129,032	$129,032
Unrealized Net Gains Included in Net Income	(2,434)	(2,434)
Purchases, Sales, Issuances, and Settlements, Net	(6,000)	(6,000)
Balance as of September 30, 2008	$120,598	$120,598

Total Unrealized Net Gains Included in Net Income Related to Liabilities Still Held as of September 30, 2008	$(2,239)	$(2,239)

[1]	Unrealized gains and losses related to investment securities available-for-sale are reported as a component of other comprehensive income.
[2]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the statement of income.
[3]	Realized and unrealized gains and losses related to written loan commitments are reported as a component of mortgage banking income in the statement of income.
[4]	Unrealized gains and losses related to long-term debt are reported as a component of other noninterest income in the statement of income.

There were no transfers in or out of the Company’s Level 3 financial assets and liabilities for the three and nine months ended September 30, 2008.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company also measures certain financial assets at fair value on a nonrecurring basis in accordance with GAAP.  For the three and nine months ended September 30, 2008, there were no adjustments to fair value for the Company’s loans held for sale and mortgage servicing rights recorded at amortized cost in accordance with GAAP.

Fair Value Option

On January 1, 2008, the Company elected the fair value option for its subordinated notes, which are included in long-term debt on the Company’s Consolidated Statements of Condition.  The table below reconciles the balance of the Company’s subordinated notes as of December 31, 2007 and January 1, 2008.

	Balance as of	Net Loss	Balance as of
(Unaudited) (dollars in thousands)	December 31, 2007 [1]	Upon Adoption	January 1, 2008
Long-Term Debt	$124,822	$4,210	$129,032
Pre-Tax Cumulative-Effect of Adopting the Fair Value Option		4,210
Increase in Deferred Tax Asset		(1,474)
After-Tax Cumulative-Effect of Adopting the Fair Value Option		$2,736

[1]	Includes unamortized discount and deferred costs, which were removed from the statement of condition with the cumulative-effect adjustment to adopt the provisions of SFAS No. 159 on January 1, 2008.

The fair value option was elected for the subordinated notes as it provided the Company with an opportunity to better manage its interest rate risk and to achieve balance sheet management flexibility.  As of September 30, 2008, the subordinated notes no longer qualified as a component of Total Capital for regulatory capital purposes, due to the maturity being within 12 months from September 30, 2008.

Gains and losses on the subordinated notes subsequent to the initial fair value measurement are recognized in earnings as a component of other noninterest income.  For the three and nine months ended September 30, 2008, the Company recorded a gain of $0.7 million and $2.4 million, respectively, as a result of the change in fair value of the Company’s subordinated notes.  Interest expense related to the Company’s subordinated notes continues to be measured based on contractual interest rates and reported as such in the statement of income.

The following reflects the difference between the fair value carrying amount of the Company’s subordinated notes and the aggregate unpaid principal amount the Company is contractually obligated to pay until maturity as of September 30, 2008.

Excess of Fair Value
	Fair Value	Aggregate Unpaid	Carrying Amount
	Carrying Amount as of	Principal Amount as of	Over Aggregate Unpaid
(Unaudited) (dollars in thousands)	September 30, 2008	September 30, 2008	Principal Balance
Long-Term Debt Reported at Fair Value	$120,598	$118,971	$1,627

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

Note 6.  Income Taxes

Lease In-Lease Out (“LILO”) and Sale In-Lease Out (“SILO”) Transactions

During the years 1998 through 2002, the Company entered into one leveraged lease transaction known as a LILO transaction and five leveraged lease transactions known as SILO transactions.  In August 2008, the Internal Revenue Service (the “IRS”) publicly released a general settlement initiative for identified participants, including the Company, in LILO and SILO transactions that would disallow 80% of previously claimed income tax deductions through December 31, 2007 but offered relief from penalties that might have otherwise been imposed.  The Company accepted the settlement initiative from the IRS in October 2008.  In accordance with the terms of the settlement initiative, the Company will consider December 31, 2008 to be the deemed termination date of the SILO transactions for income tax purposes. With the effective settlement of the SILO transactions at a disallowance percentage of less than its original estimate, the Company recalculated the total and periodic income from the SILO transactions from the inception of the lease through December 31, 2008.  The Company remeasured its income tax liabilities in accordance with FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” and its lease financing interest income in accordance with SFAS No. 13 and recorded a net gain of $8.9 million in September 2008.  This amount was comprised of a $4.0 million decrease to lease financing interest income and a $12.9 million credit to the provision for income taxes.

The Company previously reached an agreement with the IRS in June 2007 as to the terms of the settlement of the issues related to the Company’s LILO transaction.  As a result, the general settlement initiative released by the IRS in August 2008 had no impact on the LILO transaction which had previously been effectively settled.

As a result of the Company accepting the settlement initiative from the IRS related to the SILO transactions, the Company decreased its liability for unrecognized tax benefits (“UTBs”) by $115.5 million during the three months ended September 30, 2008.  As of September 30, 2008, all of the $14.1 million in the Company’s remaining liability for UTBs was related to UTBs that if reversed would have an impact on the Company’s effective tax rate.

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2008	2007	2008	2007
Statutory Federal Income Tax Rate	35.00%	35.00%	35.00%	35.00%
Increase (Decrease) in Tax Rate Resulting From:
State Income Tax, Net of Federal Income Tax	5.47	3.13	4.95	3.54
Foreign Tax Credits	—	(1.07)	—	(1.08)
Low Income Housing Investments	(0.14)	(0.14)	(0.19)	(0.14)
Bank-Owned Life Insurance	(1.59)	(0.92)	(1.04)	(0.91)
Leveraged Leases	(23.80)	(0.08)	(9.69)	(0.36)
Other	(3.70)	(0.24)	(1.66)	(0.30)
Effective Tax Rate	11.24%	35.68%	27.37%	35.75%

The lower effective tax rate for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily due to the SILO deemed termination gain.  The lower effective tax rate for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was also due to the SILO deemed termination gain and the sale of the Company’s equity interest in an aircraft leveraged lease in March 2008.  The pre-tax gain from the aircraft sale would have resulted in an income tax expense of approximately $4.6 million, based on statutory income tax rates.  However, due to the timing of the sale of the Company’s equity interest and the adjustment of previously recognized income tax liabilities, this transaction resulted in a $1.4 million income tax benefit to the Company.  As a result, the total income tax benefit from this transaction was approximately $6.0 million.  The income tax benefit from both of these transactions is reflected in the leveraged leases line item in the table above.

Note 7.  Contingencies

Parent Support of Money Market Mutual Fund

The Bank provides investment advisory services to the Pacific Capital Funds’ family of mutual funds.  Due to the illiquidity and turmoil in the credit markets and money market mutual fund industry in the three months ended September 30, 2008, three investments made by the Pacific Capital Cash Assets Trust Fund (the “Fund”), an SEC registered money market mutual fund regulated under Rule 2a-7 of the Investment Company Act of 1940, measured at fair market value which was estimated at less than amortized cost during this period.  For the three months ended September 30, 2008, the Parent pledged overnight support to the Fund on 11 days in amounts ranging from $0.7 million to $8.0 million in order to maintain the asset value of the Fund at a minimum of $1.00.  As of September 30, 2008, the Parent’s pledge to the Fund was $2.3 million.  This support was not contractually required and was provided at the sole discretion of the Parent.  As of September 30, 2008, management does not believe that the Parent will absorb the majority of the expected future risks associated with the Fund’s assets, including interest rate, liquidity, credit, and other relevant risks that are expected to impact the value of the underlying assets of the Fund.  As a result, as of September 30, 2008, management believes that on-balance sheet accounting treatment for the supported Fund is not required.

During October 2008, the Parent continued to pledge overnight support to the Fund in amounts within the range noted above.  As of October 24, 2008, the Parent’s pledge to the Fund was $1.9 million.

Visa Litigation

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

In October 2008, Visa announced a settlement of approximately $1.9 billion with Discover, which is subject to approval by Visa’s former U.S. member financial institutions.  Management is in the process of analyzing the terms of the settlement and potential impact to the Company.

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

•      People

•      Brand

•      Discipline

Plan Financial Objectives and Financial Results

Our Plan was prepared with the expectation that economic growth in Hawaii could slow in 2007 and beyond.  Our Plan was based on assumptions of moderate growth in revenues and consistent, positive operating leverage.  Our Plan also allowed us to adjust for economic softness as we became increasingly conservative in 2008.  Our Plan is to grow with the markets that we serve, while maintaining our conservative risk profile.  The following summarizes our Plan financial objectives compared with our financial results for the first nine months of 2008:

Plan Financial Objectives and Financial Results
	Plan	Nine Months
Performance	Financial	Ended
Ratios	Objectives	Sept. 30, 2008
Average ROA	Above 1.70%	1.95%
Average ROE	Above 25.00%	26.26%
Efficiency Ratio	Approaching 50.00%	51.12%
Operating Leverage	Positive	8.65%

We achieved our primary performance objectives for the first nine months of 2008, in spite of a slowing economy in Hawaii and the Mainland U.S.

The following transactions affected our financial results for the third quarter of 2008 compared to the same period in 2007:

•

$5.0 million increase in net interest income, despite a $4.0 million decrease in lease financing interest income due to our acceptance of the settlement initiative from the Internal Revenue Service (the “IRS”) related to our Sale-In Lease-Out (“SILO”) transactions;

•

$16.3 million increase in the provision for credit losses (the “Provision”). The Provision was recorded to maintain the allowance for loan and lease losses (the “Allowance”) at levels adequate to cover our estimate of probable credit losses as of September 30, 2008. The increase in the Allowance was primarily due to heightened risk in three specific loan exposures and to general risk from the weakening economy in Hawaii and the Mainland U.S.; and

•

$20.5 million decrease in the provision for income taxes primarily as a result of a $12.9 million benefit for income taxes due to our acceptance of the settlement initiative from the IRS related to our SILO transactions.

Our strong financial performance for the first nine months of 2008 was primarily due to a $17.4 million increase in net interest income.  Our performance was enhanced by two transactions recorded in the first quarter of 2008:

•

$13.7 million pre-tax gain resulting from the mandatory redemption of our Visa, Inc. (“Visa”) shares, as well as a $5.6 million reversal of previously recorded contingency accruals related to Visa legal matters; and

•

$11.6 million pre-tax gain resulting from the sale of our equity interest in an aircraft lease.  This sale also resulted in a net benefit for income taxes from the adjustment of previously recognized tax liabilities.  After-tax gains from this transaction were $13.0 million.

For the first nine months of 2008 compared to the same period in 2007, the increase in net interest income and the effect of the two transactions noted above were partially offset by the following:

•	$31.9 million increase in the Provision was recorded to maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of September 30, 2008;
•	$9.2 million increase in incentive compensation expense for employees related to cash awards to encourage the purchase of our stock and other earnings-based incentive compensation;
•	$3.0 million increase in our reserves for contingencies, which reflects our on-going evaluation of potential losses related to pending litigation, claims, and assessments; and
•	$2.3 million increase in our contributions to the Bank of Hawaii Charitable Foundation and other charitable organizations.

Table 1 presents our financial highlights for the three and nine months ended September 30, 2008 and 2007 and as of September 30, 2008, December 31, 2007, and September 30, 2007.

Financial Highlights (Unaudited)			Table 1
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2008	2007	2008	2007
For the Period:
Net Interest Income	$103,575	$98,556	$312,923	$295,571
Provision for Credit Losses	20,358	4,070	41,957	10,064
Total Noninterest Income	56,986	61,242	203,650	180,230
Total Noninterest Expense	86,790	81,450	264,084	243,405
Net Income	47,409	47,779	152,906	142,843
Basic Earnings Per Share	1.00	0.98	3.20	2.90
Diluted Earnings Per Share	0.99	0.96	3.17	2.86
Dividends Declared Per Share	0.44	0.41	1.32	1.23

Net Income to Average Total Assets	1.82%	1.79%	1.95%	1.82%
Net Income to Average Shareholders’ Equity	24.17	26.02	26.26	26.43
Efficiency Ratio [1]	54.05	50.97	51.12	51.16
Operating Leverage [2]	(12.02)	1.65	8.65	2.97
Net Interest Margin [3]	4.33	4.03	4.30	4.07
Dividend Payout Ratio [4]	44.00	41.84	41.25	42.41
Effective Tax Rate	11.24	35.68	27.37	35.75

Average Loans and Leases	$6,512,453	$6,570,261	$6,543,871	$6,554,979
Average Assets	10,339,490	10,576,565	10,495,367	10,480,803
Average Deposits	7,772,535	8,015,594	7,893,972	7,916,061
Average Shareholders’ Equity	780,334	728,372	777,650	722,522
Average Shareholders’ Equity to Average Assets	7.55%	6.89%	7.41%	6.89%

Market Price Per Share of Common Stock:

Closing	$53.45	$52.85	$53.45	$52.85
High	70.00	55.84	70.00	55.84
Low	37.46	46.05	37.46	46.05

		September 30,	December 31,	September 30,
		2008	2007	2007
As of Period End:
Loans and Leases		$6,539,458	$6,580,861	$6,599,915
Total Assets		10,335,047	10,472,942	10,549,595
Total Deposits		7,658,484	7,942,372	7,875,166
Long-Term Debt		204,616	235,371	235,350
Total Shareholders’ Equity		780,020	750,255	731,697

Non-Performing Assets		$5,927	$5,286	$4,260

Allowance to Loans and Leases Outstanding		1.77%	1.38%	1.38%
Leverage Ratio [5]		7.27	7.02	6.92

Book Value Per Common Share		$16.35	$15.44	$14.91

Full-Time Equivalent Employees		2,573	2,594	2,572
Branches and Offices		84	83	83

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).
[2]	Operating leverage is defined as the percentage change in income before the provision for credit losses and the provision for income taxes. Measures are presented on a linked quarter basis.
[3]	Net interest margin is defined as net interest income, on a taxable equivalent basis, as a percentage of average earning assets.
[4]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.
[5]	Leverage ratio as of December 31, 2007 and September 30, 2007 was corrected from 7.04% and 6.95%, respectively.

Recent Government Initiatives

The Federal government and organizations have announced a number of programs to relieve distress in the financial markets, including the Emergency Economic Stabilization Act of 2008. We are evaluating the programs to determine our level of participation, if any.

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

Analysis of Statements of Income

Net Interest Income

Average balances, related income and expenses, and resulting yields and rates, on a taxable equivalent basis, are presented in Table 2 for the three and nine months ended September 30, 2008 and 2007.  An analysis of the change in net interest income, on a taxable equivalent basis, for the first nine months of 2008 compared to the same period in 2007, is presented in Table 3.

Average Balances and Interest Rates - Taxable Equivalent Basis (Unaudited)										Table 2
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007 [1]			September 30, 2008			September 30, 2007 [1]
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$6.4	$—	2.06%	$79.8	$1.1	5.35%	$22.2	$0.4	2.56%	$31.1	$1.2	5.29%
Funds Sold	28.4	0.1	1.96	86.2	1.1	5.01	82.6	1.6	2.47	69.3	2.7	5.12
Investment Securities
Trading	92.6	1.2	5.07	111.3	1.1	4.00	95.3	3.5	4.96	136.6	4.1	3.99
Available-for-Sale	2,601.2	35.4	5.44	2,556.7	33.7	5.28	2,627.5	105.5	5.35	2,499.3	96.7	5.16
Held-to-Maturity	255.4	2.9	4.50	318.0	3.6	4.55	270.1	9.1	4.51	339.3	11.5	4.52
Loans Held for Sale	6.6	0.1	6.34	7.3	0.1	6.78	8.8	0.4	5.79	9.4	0.5	6.41
Loans and Leases [2]
Commercial and Industrial	1,049.7	13.8	5.23	1,048.9	19.7	7.45	1,058.5	44.6	5.64	1,059.3	59.0	7.45
Commercial Mortgage	695.3	10.5	6.04	627.8	10.8	6.82	669.2	31.1	6.21	621.5	31.7	6.82
Construction	161.4	2.3	5.67	262.2	5.3	8.00	179.4	8.2	6.09	253.9	15.1	7.97
Commercial Lease Financing	472.9	0.2	0.15	479.4	3.6	2.98	473.8	8.3	2.33	467.7	11.0	3.15
Residential Mortgage	2,500.0	37.8	6.04	2,502.2	38.5	6.15	2,509.5	114.5	6.09	2,499.4	114.9	6.13
Home Equity	975.3	14.2	5.79	946.2	18.3	7.67	971.6	44.3	6.09	943.3	53.9	7.64
Automobile	403.6	8.2	8.09	433.0	9.0	8.23	421.7	25.7	8.14	427.9	26.1	8.16
Other [3]	254.3	5.6	8.80	270.6	7.5	11.05	260.2	18.0	9.22	282.0	22.9	10.85
Total Loans and Leases	6,512.5	92.6	5.67	6,570.3	112.7	6.82	6,543.9	294.7	6.01	6,555.0	334.6	6.82
Other	79.6	0.5	2.46	79.4	0.4	1.83	79.6	1.4	2.35	79.4	1.1	1.78
Total Earning Assets [4]	9,582.7	132.8	5.53	9,809.0	153.8	6.25	9,730.0	416.6	5.71	9,719.4	452.4	6.21
Cash and Noninterest-Bearing Deposits	274.3			285.3			280.4			290.3
Other Assets	482.5			482.3			485.0			471.1
Total Assets	$10,339.5			$10,576.6			$10,495.4			$10,480.8

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,827.9	1.5	0.32	$1,557.7	4.0	1.01	$1,686.9	4.9	0.39	$1,580.2	12.3	1.04
Savings	2,755.4	6.3	0.91	2,837.5	15.9	2.23	2,750.9	22.1	1.07	2,702.5	41.1	2.03
Time	1,594.8	9.9	2.48	1,742.0	17.7	4.03	1,662.6	38.4	3.09	1,727.3	51.3	3.97
Total Interest-Bearing Deposits	6,178.1	17.7	1.14	6,137.2	37.6	2.43	6,100.4	65.4	1.43	6,010.0	104.7	2.33
Short-Term Borrowings	116.7	0.5	1.74	138.8	1.8	4.91	86.0	1.5	2.25	112.0	4.3	5.06
Securities Sold Under Agreements to Repurchase	1,077.4	7.7	2.80	1,016.5	11.7	4.54	1,100.5	25.8	3.10	1,042.1	35.2	4.49
Long-Term Debt	205.1	3.1	6.04	251.9	3.9	6.22	223.0	10.3	6.16	257.5	11.9	6.15
Total Interest-Bearing Liabilities	7,577.3	29.0	1.52	7,544.4	55.0	2.89	7,509.9	103.0	1.83	7,421.6	156.1	2.81
Net Interest Income		$103.8			$98.8			$313.6			$296.3
Interest Rate Spread			4.01%			3.36%			3.88%			3.40%
Net Interest Margin			4.33%			4.03%			4.30%			4.07%
Noninterest-Bearing Demand Deposits	1,594.4			1,878.4			1,793.5			1,906.0
Other Liabilities	387.5			425.4			414.3			430.7
Shareholders’ Equity	780.3			728.4			777.7			722.5
Total Liabilities and Shareholders’ Equity	$10,339.5			$10,576.6			$10,495.4			$10,480.8

[1]	Certain prior period information has been reclassified to conform to the current presentation.
[2]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
[3]	Comprised of other consumer revolving credit, installment, and consumer lease financing.
[4]

Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $234,000 and $237,000 for the three months ended September 30, 2008 and 2007, respectively, and $711,000 and $686,000 for the nine months ended September 30, 2008 and 2007, respectively.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis (Unaudited)				Table 3
	Nine Months Ended September 30, 2008
	Compared to September 30, 2007
(dollars in millions)	Volume [1]	Rate [1]	Time [1]	Total
Change in Interest Income:
Interest-Bearing Deposits	$(0.3)	$(0.5)	$—	$(0.8)
Funds Sold	0.5	(1.6)	—	(1.1)
Investment Securities
Trading	(1.4)	0.8	—	(0.6)
Available-for-Sale	5.1	3.7	—	8.8
Held-to-Maturity	(2.4)	—	—	(2.4)
Loans Held for Sale	—	(0.1)	—	(0.1)
Loans and Leases
Commercial and Industrial	(0.1)	(14.5)	0.2	(14.4)
Commercial Mortgage	2.3	(3.0)	0.1	(0.6)
Construction	(3.9)	(3.1)	0.1	(6.9)
Commercial Lease Financing	0.1	(2.8)	—	(2.7)
Residential Mortgage	0.4	(0.8)	—	(0.4)
Home Equity	1.6	(11.4)	0.2	(9.6)
Automobile	(0.4)	(0.1)	0.1	(0.4)
Other [2]	(1.7)	(3.3)	0.1	(4.9)
Total Loans and Leases	(1.7)	(39.0)	0.8	(39.9)
Other	—	0.3	—	0.3
Total Change in Interest Income	(0.2)	(36.4)	0.8	(35.8)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.8	(8.2)	—	(7.4)
Savings	0.7	(19.9)	0.2	(19.0)
Time	(1.9)	(11.2)	0.2	(12.9)
Total Interest-Bearing Deposits	(0.4)	(39.3)	0.4	(39.3)
Short-Term Borrowings	(0.8)	(2.0)	—	(2.8)
Securities Sold Under Agreements to Repurchase	1.9	(11.4)	0.1	(9.4)
Long-Term Debt	(1.6)	—	—	(1.6)
Total Change in Interest Expense	(0.9)	(52.7)	0.5	(53.1)

Change in Net Interest Income	$0.7	$16.3	$0.3	$17.3

[1]	The changes for each category of interest income and expense are allocated between the portion of changes attributable to the variance in volume, rate, and time for that category.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

The increase in net interest income, on a taxable equivalent basis, and net interest margin was the result of lower funding costs and the effects of a steeper yield curve in 2008.

Rates paid on interest-bearing deposits decreased by 129 basis points in the third quarter of 2008 and by 90 basis points in the first nine months of 2008 compared to the same periods in 2007.  Also contributing to our lower funding costs was a decrease in rates paid on securities sold under agreements to repurchase by 174 basis points in the third quarter of 2008 and by 139 basis points in the first nine months of 2008 compared to the same periods in 2007.  The decrease in our funding costs was reflective of lower short-term interest rates in 2008 compared to 2007.  Yields on our available-for-sale investment securities were 16 basis points higher in the third quarter of 2008 and 19 basis points higher in the first nine months of 2008 compared to the same periods in 2007.  These increases reflected our ability to reinvest funds in higher yielding investment securities, due to favorable movements in interest rates.  Partially offsetting the decrease in our funding costs and higher yields on our available-for-sale investment securities was a decrease in yields on our loans and leases, in all categories.  Yields on our loans and leases decreased by 115 basis points in the third quarter of 2008 and by 81 basis points in the first nine months of 2008 compared to the same periods in 2007.  Lower yields in our commercial and industrial, construction, and home equity loans in the third quarter and first nine months of 2008 compared to the same periods in 2007 were primarily driven by the decline in short-term interest rates over this period.  Yields on our commercial lease financing portfolio decreased by 283 basis points in the third quarter of 2008 and by 82 basis points in the first nine months of 2008 compared to the same periods in 2007.  This decrease was primarily due to a $4.0 million reduction in lease financing interest income as a result of recording the effective settlement of our SILO transactions in September 2008.  See Note 6 to the Consolidated Financial Statements (Unaudited) for more information on the effective settlement of our SILO transactions.

Average deposit balances decreased by $243.1 million in the third quarter of 2008 and by $22.1 million in the first nine months of 2008 compared to the same periods in 2007.  Lower average customer deposit balances were partially offset by an increase in alternative funding sources.  Average balances in securities sold under agreements to repurchase increased by $60.9 million in the third quarter of 2008 and by $58.4 million in the first nine months of 2008 compared to the same periods in 2007.  Average loans and leases decreased by $57.8 million in the third quarter of 2008 and by $11.1 million in the first nine months of 2008 compared to the same periods in 2007.  The decrease in average loan and lease balances were primarily due to a decrease in construction financing, reflective of construction projects nearing completion.  While we continue to identify lending opportunities in the markets that we serve, we maintain a disciplined underwriting approach to these opportunities.

Provision for Credit Losses

The Provision reflects our judgment of the expense or benefit necessary to maintain the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to absorb our estimate of probable credit losses estimated at the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of our loan and lease portfolio.  The Allowance is based on our loss experience, changes in the economic environment, as well as an ongoing assessment of our credit quality.  We recorded a Provision of $20.4 million for the third quarter of 2008 compared to a Provision of $4.1 million for the same period in 2007.  We recorded a Provision of $42.0 million for the first nine months of 2008 compared to a Provision of $10.1 million for the same period in 2007.  The higher Provision recorded in the third quarter of 2008 compared to the same period in 2007, a result of our quarterly evaluation of the adequacy of the Allowance, was primarily due to heightened risk in three specific loan exposures and to general risk from the weakening economy in Hawaii and the Mainland U.S.  The higher Provision recorded in the first nine months of 2008 compared to the same period in 2007 also reflects increased risk in our small business and unsecured consumer lending portfolios.  Our commercial aircraft leasing portfolio, in particular, has been adversely affected by high oil prices.  For further discussion on the Allowance, see the “Corporate Risk Profile – Reserve for Credit Losses” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Noninterest Income

Noninterest income decreased by $4.3 million or 7% in the third quarter of 2008 and increased by $23.4 million or 13% in the first nine months of 2008 compared to the same periods in 2007.  The results for the first nine months of 2008 were significantly impacted by the previously mentioned Visa transaction and from the sale of our equity interest in an aircraft lease.

Trust and asset management income decreased by $1.0 million or 6% in the third quarter of 2008 compared to the same period in 2007, primarily due to a $0.7 million decrease in fees from accounts under management, which were adversely affected by the decline in the equity markets over this period.  Trust and asset management income decreased by $2.4 million or 5% in the first nine months of 2008 compared to the same period in 2007, primarily due to a similar decrease in fees from accounts under management.  Total trust assets under administration were $11.3 billion as of September 30, 2008 and $13.1 billion as of September 30, 2007.  Trust and asset management income is expected to continue to fluctuate based in part on the value of trust assets under administration and customer activity.

Table 4 presents the components of mortgage banking income for the third quarter and first nine months of 2008 and 2007.

Mortgage Banking (Unaudited)			Table 4
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Mortgage Origination and Servicing Activities Servicing Income	$1,602	$1,471	$4,681	$4,509
Net Gains (Losses) on the Sale of Residential Mortgage Loans	(170)	169	883	325
Mortgage Loan Fees	504	635	1,847	1,858
Total Mortgage Origination and Servicing Activities	1,936	2,275	7,411	6,692
Mortgage Servicing Rights and Derivative Financial Instruments
Net Change in the Fair Value of Mortgage Servicing Rights Due to Originations and Payoffs [1]	(458)	(228)	(1,317)	271
Net Change in the Fair Value of Mortgage Servicing Rights Due to Changes in Valuation Assumptions and the Fair Value of Designated Securities [2]	(2,582)	1,824	(3,030)	2,650
Net Losses Related to Mortgage Servicing Rights Under the Amortization Method	(146)	–	(146)	–
Net Gains (Losses) on Derivative Financial Instruments	1,871	(23)	4,738	85
Total Mortgage Servicing Rights and Derivative Financial Instruments	(1,315)	1,573	245	3,006
Total Mortgage Banking	$621	$3,848	$7,656	$9,698

[1]	Principally represents changes due to the realization of expected cash flows over time.
[2]

Changes in valuation assumptions principally reflects changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates. Designated Securities were comprised of mortgage-backed securities in our trading portfolio, which were used to manage the volatility of the fair value of our mortgage servicing rights. Realized investment trading gains and losses were not material.

Mortgage loan originations were $157.4 million in the third quarter of 2008, a $13.9 million or 8% decrease compared to the same period in 2007.  Mortgage loan originations were $685.8 million in the first nine months of 2008, a $61.8 million or 10% increase compared to the same period in 2007.  The decrease in mortgage loan originations in the third quarter of 2008 compared to the same period in 2007 was primarily due to the slowing residential real estate market in Hawaii.  The increase in mortgage loan originations in the first nine months of 2008 compared to the same period in 2007 was primarily due to higher refinancing activity, particularly in the first quarter of 2008, due to lower interest rates on mortgage-based products.  Servicing income has remained stable in 2008, as our portfolio of residential mortgage loans serviced for third parties was $2.6 billion as of September 30, 2008 and $2.5 billion as of September 30, 2007.  The estimated fair values of our mortgage servicing rights and our trading securities (the “Designated Securities”) fluctuates over time due to changes in market interest rates, valuation assumptions, and the realization of expected cash flows.  The increase in net gains on our derivative financial instruments in 2008 was primarily due to our adoption of SAB No. 109 on January 1, 2008, which had the effect of accelerating gain recognition of the estimated fair value of the servicing rights related to the loan from the loan sale date to the loan commitment date.

Service charges on deposit accounts increased by $1.1 million or 9% in the third quarter of 2008 and by $3.6 million or 11% in the first nine months of 2008 compared to the same periods in 2007.  The increase in the third quarter of 2008 compared to the same period in 2007 was primarily due to a $1.2 million increase in account analysis fees on analyzed business checking accounts as a result of lower earnings credit rates on customer accounts.  Also contributing to the increase was a $0.4 million increase in overdraft fees as a result of fee schedule changes implemented in the third quarter of 2007 and second quarter of 2008, as well as higher transactional volume.  These increases were partially offset by a $0.4 million decrease in monthly service fees due to a free checking promotion which began in the third quarter of 2008.  The increase in the first nine months of 2008 compared to the same period in 2007 was also due to a $3.1 million increase in account analysis fees and a $1.4 million increase in overdraft fees, which were partially offset by a $0.6 million decrease in monthly service fees.

Fees, exchange, and other service charges increased by $0.5 million or 3% in the third quarter of 2008 and by $1.2 million or 2% in the first nine months of 2008 compared to the same periods in 2007.  The increase in the third quarter of 2008 compared to the same period in 2007 was primarily due to a $0.4 million increase in fees from facilitating interest rate swaps on behalf of our customers.  Also contributing to the increase was a $0.3 million increase in debit card income resulting from higher transactional volume from new and existing debit cardholders.  These increases were partially offset by a $0.2 million decrease in ATM fee income.  The increase in the first nine months of 2008 compared to the same period in 2007 was primarily due to a $1.4 million increase in debit card income due to a similar increase in transactional volume from new and existing debit cardholders.  Also contributing to the increase was a $0.5 million increase in fees from facilitating interest rate swaps on behalf of our customers, partially offset by a $0.8 million decrease in ATM fee income as a result of lower transactional volume.

Insurance income decreased by $1.5 million or 21% in the third quarter of 2008 and slightly increased by $0.1 million in the first nine months of 2008 compared to the same periods in 2007.  The decrease in the third quarter of 2008 was primarily due to a $2.1 million decrease in contingent commission income, partially offset by a $0.8 million increase in income from fixed income annuity products as customers preferred conservative investment alternatives in light of market conditions.  The slight increase in the first nine months of 2008 compared to the same period in 2007 was primarily due to a $1.6 million increase in income from fixed income annuity products, partially offset by a $0.9 million decrease in contingent commission income and a $ 0.4 million decrease in commission and brokerage income.

Other noninterest income increased by $0.4 million or 8% in the third quarter of 2008 and by $23.9 million in the first nine months of 2008 compared to the same periods in 2007.  The increase in the third quarter of 2008 compared to the same period in 2007 was primarily due to a $0.7 million increase in the estimated fair value of our subordinated notes.  Also contributing to the increase was a $0.5 million increase in death benefit proceeds from bank-owned life insurance (“BOLI”).  These increases were partially offset by a $0.3 million decrease in mutual fund and securities income as customers preferred conservative investment alternatives in light of market conditions.  The increase in the first nine months of 2008 compared to the same period in 2007 was primarily due to the $13.7 million gain from the mandatory redemption of our Visa shares and the $11.6 million gain on the sale of our equity interest in an aircraft lease in March 2008.  See Note 7 to the Consolidated Financial Statements (Unaudited) for more information on the mandatory redemption of our Visa shares.  See Note 5 to the Consolidated Financial Statements (Unaudited) for more information on the sale of our equity interest in the aircraft lease.

Noninterest Expense

Noninterest expense increased by $5.3 million or 7% in the third quarter of 2008 and by $20.7 million or 8% in the first nine months of 2008 compared to the same periods in 2007.

Table 5 presents the components of salaries and benefits expense for the third quarter and first nine months of 2008 and 2007.

Salaries and Benefits (Unaudited)			Table 5
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Salaries	$30,190	$28,882	$89,112	$86,226
Incentive Compensation	5,969	4,364	16,358	11,777
Cash for Stock Grants	-	-	4,640	-
Share-Based Compensation	1,180	1,601	3,952	4,161
Commission Expense	1,653	1,546	5,518	5,700
Retirement and Other Benefits	3,097	3,865	11,822	10,999
Payroll Taxes	2,162	2,116	8,067	7,885
Medical, Dental, and Life Insurance	2,452	2,324	7,421	6,825
Separation Expense	61	246	1,331	1,364
Total Salaries and Benefits	$46,764	$44,944	$148,221	$134,937

Salaries and benefits expense increased in the third quarter of 2008 compared to the same period in 2007 primarily due to a $1.6 million increase in incentive compensation expense and a $1.4 million increase in salaries from annual merit increases and related payroll taxes.  These increases were partially offset by a $0.4 million decrease in restricted stock amortization expense, a $0.4 million decrease in staff relocation, and a $0.3 million decrease in retirement plan expenses.  Salaries and benefits expense increased in the first nine months of 2008 compared to the same period in 2007 primarily due to a $9.2 million increase in incentive compensation expense for employees related to cash awards to purchase our stock and other earnings-based incentive compensation.  Of this increase, $4.6 million related to a change in our practice of equity compensation for senior management.  Senior officers, other than executive officers, generally received or will receive cash grants to encourage them to purchase our common stock in lieu of restricted stock grants.  Of the $4.6 million accrual, we paid $2.3 million in cash to senior officers in the second quarter of 2008 with the remaining balance expected to be paid by December 31, 2008.  Salaries and benefits expense also increased over this period due to a $3.0 million increase in salaries from annual merit increases and related payroll taxes.

Net occupancy increased by $1.5 million or 15% in the third quarter of 2008 and by $3.8 million or 13% in the first nine months of 2008 compared to the same periods in 2007.  The increase in the third quarter of 2008 compared to the same period in 2007 was primarily due to a $0.7 million increase in net rental expense, related in part to our new Waikiki branch, and a $0.6 million increase in utilities expense.  The increase in the first nine months of 2008 was also due to a $1.6 million increase in net rental expense, related in part to our new Waikiki branch, and a $1.5 million increase in utilities expense.

Professional fees increased by $0.9 million or 38% in the third quarter of 2008 and by $1.0 million or 13% in the first nine months of 2008 compared to the same periods in 2007.  The increase in the third quarter of 2008 compared to the same period in 2007 was primarily due to a $0.3 million increase in legal and other professional services related to the SILO transactions.  Also contributing to the increase in the third quarter of 2008 was a $0.2 million reversal of legal fees recorded in 2007.  The increase in the first nine months of 2008 compared to the same period in 2007 was also due to the $0.3 million increase in legal and other professional services related to the SILO transactions, as well as a $0.7 million reversal of legal fees recorded in 2007.

Other noninterest expense increased by $1.2 million or 6% in the third quarter of 2008 compared to the same period in 2007.  The increase in other noninterest expense was primarily due to a $0.3 million increase each in directors’ fees due to the change in market value of the directors’ deferred compensation plan assets, technology data services, and in our reserves for contingencies.

Other noninterest expense increased by $3.6 million or 6% in the first nine months of 2008 compared to the same period in 2007.  The increase in other noninterest expense was primarily due to:

•	$3.0 million increase in our reserves for contingencies;

•	$2.3 million increase in our contributions to the Bank of Hawaii Charitable Foundation and other charitable organizations;

•	$1.0 million related to the call premium on our Capital Securities;

•	$0.8 million increase in our airline mileage reward program expenses due to higher volume;

•	$0.6 million increase in directors’ fees due to the change in market value of the directors’ deferred compensation plan assets;

•	$0.6 million increase in delivery and postage services;

•	$0.5 million increase in merchant transaction and card processing fees due to higher volume; and

•	$0.3 million reversal of typhoon-related accruals in the second quarter of 2007 related to the Pacific Islands.

These increases in the first nine months of 2008 compared to the same period in 2007 were partially offset by the reversal of $5.6 million in previously recorded Visa contingency accruals described in the Overview above.

See Note 7 to the Consolidated Financial Statements (Unaudited) for more discussion on the reversal of our Visa contingency accruals.

Provision for Income Taxes

See Note 6 to the Consolidated Financial Statements (Unaudited) for information on the provision for income taxes.

Analysis of Statements of Condition

Investment Securities

Table 6 presents the amortized cost and estimated fair value of our available-for-sale and held-to-maturity investment securities as of September 30, 2008, December 31, 2007, and September 30, 2007.

Investment Securities (Unaudited)		Table 6
	Amortized	Fair
(dollars in thousands)	Cost	Value
September 30, 2008
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$649	$678
Debt Securities Issued by States and Political Subdivisions	47,079	46,691
Debt Securities Issued by U.S. Government-Sponsored Enterprises	235,386	232,544
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,997,999	1,996,671
Non-Agencies	311,537	292,491
Total Mortgage-Backed Securities	2,309,536	2,289,162
Other Debt Securities	3,033	3,036
Total	$2,595,683	$2,572,111
Held-to-Maturity:
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	$249,083	$245,720
Total	$249,083	$245,720

December 31, 2007
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$3,295	$3,325
Debt Securities Issued by States and Political Subdivisions	47,620	47,910
Debt Securities Issued by U.S. Government-Sponsored Enterprises	294,223	295,464
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,678,828	1,684,471
Non-Agencies	312,973	304,440
Total Mortgage-Backed Securities	1,991,801	1,988,911
Other Debt Securities	228,421	227,580
Total	$2,565,360	$2,563,190
Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$6	$6
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	292,571	287,638
Total	$292,577	$287,644

September 30, 2007 [1]
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$4,043	$4,054
Debt Securities Issued by States and Political Subdivisions	47,663	47,625
Debt Securities Issued by U.S. Government-Sponsored Enterprises	378,633	379,336
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,637,611	1,620,181
Non-Agencies	322,876	314,878
Total Mortgage-Backed Securities	1,960,487	1,935,059
Other Debt Securities	228,348	225,908
Total	$2,619,174	$2,591,982
Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$6	$6
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	307,647	299,185
Total	$307,653	$299,191

[1] Certain prior period information has been reclassified to conform to the current presentation.

The carrying value of our investment securities, excluding trading securities, was $2.8 billion as of September 30, 2008 and $2.9 billion as of December 31, 2007 and September 30, 2007.  Investment securities with a carrying value of $2.1 billion as of September 30, 2008, $1.7 billion as of December 31, 2007, and $1.8 billion as of September 30, 2007, which approximates fair value, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

Investment securities pledged where the secured party has the right to sell or repledge the investment securities were $768.7 million as of September 30, 2008, $650.4 million as of December 31, 2007, and $656.6 million as of September 30, 2007.

As of September 30, 2008, the par value of our callable debt and mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation were as follows:

Investment Securities Issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (Unaudited)	Table 7
(dollars in thousands)	Par Value
September 30, 2008
Debt Securities Issued by U.S. Government-Sponsored Enterprises
Federal National Mortgage Association	$210,057
Federal Home Loan Mortgage Corporation	500
Subtotal	210,557
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises
Federal National Mortgage Association	959,530
Federal Home Loan Mortgage Corporation	854,641
Subtotal	1,814,171
Total	$2,024,728

As of September 30, 2008, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.

As of September 30, 2008, all of our mortgage-backed securities issued by private issuers (“non-agencies”) were prime jumbo, AAA-rated, with an average current amortized loan-to-value ratio of 59%.  As of September 30, 2008, 97% of the fair value of our mortgage-backed securities issued by non-agencies were originated prior to 2006.

Loans past due 90 days or more, underlying the mortgage-backed securities issued by non-agencies, represented approximately 66 basis points of the par value outstanding or approximately $2.1 million as of September 30, 2008.  As of September 30, 2008, there were no “sub-prime” or “Alt-A” securities in our mortgage-backed securities portfolio.

Table 8 presents our temporarily impaired investment securities as of September 30, 2008, December 31, 2007, and September 30, 2007.

Temporarily Impaired Investment Securities (Unaudited)						Table 8
	Temporarily Impaired		Temporarily Impaired
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2008
Debt Securities Issued by States and Political Subdivisions	$30,278	$(471)	$552	$(35)	$30,830	$(506)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	228,968	(2,885)	1,431	(16)	230,399	(2,901)
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	1,039,599	(14,411)	116,224	(3,054)	1,155,823	(17,465)
Non-Agencies	136,021	(5,883)	140,490	(13,346)	276,511	(19,229)
Total Mortgage-Backed Securities	1,175,620	(20,294)	256,714	(16,400)	1,432,334	(36,694)
Total Temporarily Impaired Investment Securities
September 30, 2008	$1,434,866	$(23,650)	$258,697	$(16,451)	$1,693,563	$(40,101)
December 31, 2007	$150,249	$(616)	$1,325,002	$(21,445)	$1,475,251	$(22,061)
September 30, 2007	$291,446	$(1,629)	$1,766,042	$(39,473)	$2,057,488	$(41,102)

Our temporarily impaired investment securities and related gross unrealized losses increased as of September 30, 2008 compared to December 31, 2007 primarily due to a rise in interest rates on mortgage-based products over this period of time.  This rise in interest rates on mortgage-based products adversely affected the fair value of our mortgage-backed securities.  The decrease in our temporarily impaired investment securities and related gross unrealized losses as of September 30, 2008 compared to September 30, 2007 was primarily due to the maturities and pay-downs on investment securities as well as decreasing interest rates on mortgage-based products over this period of time.

The gross unrealized losses reported for mortgage-backed securities are primarily related to investment securities issued by U.S. government-sponsored enterprises, such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, and to investment securities issued by non-agencies.  We do not believe that the investment securities that were in an unrealized loss position as of September 30, 2008, which was comprised of 177 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  We have both the intent and ability to hold the investment securities for a period of time necessary to recover the amortized cost.

Loans and Leases

Table 9 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances (Unaudited)					Table 9
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2008	2008	2008	2007	2007 [1]
Commercial
Commercial and Industrial	$1,077,314	$1,052,319	$1,079,772	$1,054,355	$1,065,258
Commercial Mortgage	708,961	680,784	650,638	634,483	627,329
Construction	153,364	168,678	190,521	208,670	254,062
Lease Financing	467,279	471,443	465,945	481,882	478,988
Total Commercial	2,406,918	2,373,224	2,386,876	2,379,390	2,425,637
Consumer
Residential Mortgage	2,496,983	2,509,133	2,530,207	2,508,261	2,510,313
Home Equity	986,379	966,108	967,146	972,995	953,713
Automobile	395,015	413,338	430,920	443,011	440,525
Other [2]	254,163	256,325	264,188	277,204	269,727
Total Consumer	4,132,540	4,144,904	4,192,461	4,201,471	4,174,278
Total Loans and Leases	$6,539,458	$6,518,128	$6,579,337	$6,580,861	$6,599,915

1 Certain prior period information has been reclassified to conform to the current presentation.

2 Comprised of other revolving credit, installment, and lease financing.

Loans and leases represent our largest category of interest earning assets and the largest source of interest income.

The increase in total commercial loans and leases from December 31, 2007 was primarily due to a $74.5 million increase in commercial mortgage loans and a $23.0 million increase in commercial and industrial loans.  The increase in our commercial secured mortgage loan portfolio was consistent with our strategy to grow this portfolio.  The increase in our commercial and industrial loan portfolio was attributable to additional draws made by several corporate customers in the third quarter of 2008.  Our construction loan portfolio decreased by $55.3 million and our lease financing balances decreased by $14.6 million from December 31, 2007.  The decrease in our construction loan exposure is consistent with our strategy to reduce our exposure in this area as we experience a slowing economy in Hawaii.  The decrease in lease financing balances was primarily due to the exercise of an early buy-out option by one of our aircraft lessees in March 2008.  The decrease in consumer loans and leases from December 31, 2007 was in all categories except home equity loans, consistent with a slowing economy in Hawaii and our continued disciplined underwriting approach.  The increase in home equity loans was primarily due to customer utilization of existing home equity lines.

The decrease in total commercial loans and leases from September 30, 2007 was primarily due to a $100.7 million decrease in construction loans and an $11.7 million decrease in lease financing.  The decrease in lease financing balances was primarily due to the exercise of an early buy-out option by one of our aircraft lessees in March 2008.  These decreases in our commercial loan and lease portfolio were partially offset by an $81.6 million increase in commercial mortgage loans from September 30, 2007.  As noted above, our strategy has been to reduce our construction lending exposure and to grow our commercial secured mortgage portfolio.  The decrease in consumer loans and leases from September 30, 2007 was in all categories except home equity loans.  These trends in the consumer portfolio are consistent with a slowing economy in Hawaii and our continued disciplined underwriting approach.  The increase in home equity loans was primarily due to customer utilization of existing home equity lines.

Table 10 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio (Unaudited)					Table 10
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2008	2008	2008	2007 [1]	2007 [1]
Commercial
Hawaii
Commercial and Industrial	$729,699	$705,468	$718,457	$695,141	$677,242
Commercial Mortgage	626,690	597,322	564,719	548,423	531,920
Construction	142,719	157,642	178,958	197,762	239,765
Lease Financing	107,704	62,623	55,498	55,697	51,839
Mainland U.S. [2]
Commercial and Industrial	198,708	200,618	205,122	202,203	233,931
Commercial Mortgage	4,695	4,808	4,953	5,129	5,569
Construction	8,655	9,045	10,278	9,932	14,088
Lease Financing	340,703	389,573	391,303	395,419	396,471
Guam
Commercial and Industrial	78,700	71,340	74,736	75,239	64,063
Commercial Mortgage	73,240	74,226	76,220	76,301	85,098
Construction	1,990	1,991	1,285	976	209
Other Pacific Islands
Commercial and Industrial	14,660	15,942	16,693	17,771	18,535
Commercial Mortgage	2,188	2,365	2,529	2,629	2,776
Foreign [3]
Commercial and Industrial	55,547	58,951	64,764	64,001	71,487
Commercial Mortgage	2,148	2,063	2,217	2,001	1,966
Lease Financing	18,872	19,247	19,144	30,766	30,678
Total Commercial	2,406,918	2,373,224	2,386,876	2,379,390	2,425,637
Consumer
Hawaii
Residential Mortgage	2,274,028	2,281,164	2,296,061	2,269,670	2,269,128
Home Equity	935,020	912,467	911,064	915,820	895,629
Automobile	271,568	282,843	294,410	308,706	313,712
Other [4]	189,417	189,087	193,915	201,323	190,775
Mainland U.S. [2]
Home Equity	29,473	31,881	35,445	37,878	39,870
Automobile	48,631	49,792	48,667	40,679	30,632
Guam
Residential Mortgage	214,748	219,757	225,503	230,017	232,238
Home Equity	18,625	18,413	17,148	15,671	14,531
Automobile	67,600	72,428	78,403	83,491	84,849
Other [4]	31,961	33,078	34,679	36,767	37,765
Other Pacific Islands
Residential Mortgage	8,207	8,212	8,643	8,574	8,947
Home Equity	3,261	3,347	3,489	3,626	3,683
Automobile	7,216	8,275	9,440	10,135	11,332
Other [4]	32,780	34,157	35,588	39,090	41,166
Foreign [3]
Other [4]	5	3	6	24	21
Total Consumer	4,132,540	4,144,904	4,192,461	4,201,471	4,174,278
Total Loans and Leases	$6,539,458	$6,518,128	$6,579,337	$6,580,861	$6,599,915

[1]	Certain prior period information has been reclassified to conform to the current presentation.
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

Other Assets

Table 11 presents the major components of other assets as of September 30, 2008, December 31, 2007, and September 30, 2007.

Other Assets (Unaudited)			Table 11
	September 30,	December 31,	September 30,
(dollars in thousands)	2008	2007	2007
Bank-Owned Life Insurance	$194,420	$188,888	$186,880
Federal Home Loan Bank and Federal Reserve Bank Stock	79,635	79,494	79,416
Low Income Housing Investments and Other Equity Investment	31,945	36,376	32,726
Accounts Receivable	19,461	26,748	24,005
Federal and State Tax Deposits	82,500	61,000	61,000
Other	52,826	40,626	38,023
Total Other Assets	$460,787	$433,132	$422,050

We placed an additional tax deposit of $21.5 million with the IRS and State of Hawaii Department of Taxation during the third quarter of 2008.  The additional deposit was placed with the respective taxing authorities relating to our ongoing assessment of the outcome of the IRS review of our Lease-In Lease-Out (“LILO”) and SILO transactions.  The placement of the deposits, totaling $82.5 million as of September 30, 2008, with the respective taxing authorities limits the potential accrual of additional interest based on our current estimate of our tax liabilities.

The increase in other assets from December 31, 2007 was primarily due to the additional tax deposit placed with the taxing authorities as noted above.  Also contributing to the increase in other assets was a $6.6 million receivable, arising in the normal course of business, reflected in the other category in the table above as of September 30, 2008, which settled in October 2008.  We also benefited from a $5.5 million increase in BOLI assets from current year earnings.  These increases in other assets were partially offset by a $6.0 million decrease in accounts receivable due to the receipt of sales proceeds from a real estate transaction which occurred in the fourth quarter of 2007 as well as a $4.4 million decrease in low income housing and other equity investments due to current year amortization.

The increase in other assets from September 30, 2007 was primarily due to the additional tax deposit placed with the taxing authorities.  Also contributing to the increase in other assets was a $6.6 million receivable, arising in the normal course of business, reflected in the other category in the table above as of September 30, 2008, which settled in October 2008, as well as a $6.8 million increase in balances from customer-related interest rate swap accounts, which have off-setting amounts recorded in other liabilities.  BOLI assets also increased by $7.5 million from September 30, 2007, which reflected earnings over this period.

Deposits

As of September 30, 2008, total deposits were $7.7 billion, a decrease of $283.9 million or 4% from December 31, 2007 and a decrease of $216.7 million or 3% from September 30, 2007.  The decrease in deposit balances from 2007 was primarily due to a decrease in consumer time deposit balances.  Part of the decrease in time deposits was offset by the migration of balances into more liquid savings and interest-bearing demand deposits.  The decrease in deposit balances from 2007 was also due to a decrease in commercial escrow accounts related to construction projects nearing completion and lower public deposits due to the timing of bond payments.

Table 12 presents the composition of our savings deposits as of September 30, 2008, December 31, 2007, and September 30, 2007.

Savings Deposits (Unaudited)			Table 12
	September 30,	December 31,	September 30,
(dollars in thousands)	2008	2007	2007
Money Market	$965,149	$1,061,808	$1,141,863
Regular Savings	1,773,535	1,568,663	1,569,306
Total Savings Deposits	$2,738,684	$2,630,471	$2,711,169

Table 13 presents our average balance of time deposits of $100,000 or more for the three months ended September 30, 2008, December 31, 2007, and September 30, 2007, and for the nine months ended September 30, 2008 and 2007.

Average Time Deposits of $100,000 or More (Unaudited)					Table 13
	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sept. 30, 2008	Dec. 31, 2007	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Average Time Deposits	$934,845	$983,389	$975,301	$964,081	$974,428

Borrowings and Long-Term Debt

Borrowings, including funds purchased and other short-term borrowings, were $200.3 million as of September 30, 2008, an increase of $114.5 million from December 31, 2007.  The increase was primarily due to higher levels of funds purchased resulting from short-term liquidity needs.  Borrowings as of September 30, 2008 compared to the same period in 2007 remained relatively stable.

Long-term debt was $204.6 million as of September 30, 2008, a decrease of $30.8 million or 13% from December 31, 2007 and a decrease of $30.7 million or 13% from September 30, 2007.  The decrease in long-term debt from 2007 was primarily due to the redemption of our remaining

$26.4 million in Capital Securities and $6.0 million in subordinated notes in the second quarter of 2008.  This was partially offset by the adoption of SFAS No. 159 on January 1, 2008, which resulted in a $4.2 million carrying value adjustment to fair value on our subordinated notes.  See Notes 1 and 4 to the Consolidated Financial Statements (Unaudited) for more information on our adoption of SFAS No. 159.  Further discussion on borrowings is included in the “Corporate Risk Profile – Liquidity Management” section of MD&A.

Securities Sold Under Agreements to Repurchase

Table 14 presents the composition of our securities sold under agreements to repurchase as of September 30, 2008, December 31, 2007, and September 30, 2007.

Securities Sold Under Agreements to Repurchase (Unaudited)			Table 14
	September 30,	December 31,	September 30,
(dollars in thousands)	2008	2007	2007
Government Entities	$434,431	$429,340	$487,511
Private Institutions	675,000	600,000	600,000
Total Securities Sold Under Agreements to Repurchase	$1,109,431	$1,029,340	$1,087,511

The increase in securities sold under agreements to repurchase from 2007 was primarily due to additional placements with private institutions that provided for sources of liquidity used to repay long-term debt, a more expensive source of funds.  As of September 30, 2008, the weighted average maturity was 62 days for our securities sold under agreements to repurchase with government entities and 8.54 years for securities sold under agreements to repurchase with private institutions, subject to the private institutions’ right to terminate agreements at earlier specified dates which could decrease the weighted average maturity to as few as 250 days.  As of September 30, 2008, $250.0 million of our securities sold under agreements to repurchase placed with private institutions were indexed to the London Inter Bank Offering Rate (“LIBOR”) with the remaining $425.0 million at fixed interest rates.  If the agreements with private institutions are not terminated by the specified dates, the interest rates on the agreements become fixed, at rates ranging from 2.98% to 5.00%, for the remaining term of the respective agreements.  As of September 30, 2008, the weighted average interest rate for outstanding agreements with private institutions was 3.47%.

Shareholders’ Equity

As of September 30, 2008, shareholders’ equity was $780.0 million, an increase of $29.8 million or 4% from December 31, 2007 and an increase of $48.3 million or 7% from September 30, 2007.  The increase in shareholders’ equity from December 31, 2007 was primarily due to current period earnings of $152.9 million, partially offset by $61.7 million in common stock repurchases and $63.4 million in cash dividends paid.  Further discussion on our capital structure is included in the “Corporate Risk Profile – Capital Management” section of MD&A.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury.  Our internal management accounting process measures the performance of the business segments based on the management structure of our company.  This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the Provision, and capital.  This process is dynamic and requires certain allocations based on judgment and other subjective factors.  Unlike financial accounting, there is no comprehensive authoritative guidance for management accounting that is equivalent to U.S. generally accepted accounting principles.

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

We consider NIACC to be a measure of shareholder value creation.  Our consolidated NIACC was $37.4 million for the third quarter of 2008 compared to $27.0 million for the same period in 2007.  The increase in NIACC in the third quarter of 2008 was primarily due to the previously noted $8.9 million net gain related to our acceptance of the settlement initiative from the IRS related to our SILO transactions.  Our consolidated NIACC was $110.9 million for the first nine months of 2008 compared to $79.8 million for the same period in 2007.  The increase in NIACC for the first nine months of 2008 was primarily due to an increase in net interest income as well as the previously noted gains related to Visa, the sale of our equity interest in an aircraft lease, and the net gain related to our SILO transactions.  This was partially offset by accruals related to employee incentives, charitable contributions, the call premium on our Capital Securities, and contingencies.  The increase in the Provision did not impact

NIACC since it is replaced by an economic provision.  For the third quarter of 2008 and for the first nine months of 2008, the economic provision was relatively unchanged compared to the same periods in 2007.

Tables 15a and 15b summarize our NIACC and RAROC for the third quarter of 2008 and for the first nine months of 2008 compared to the same periods in 2007.

Business Segments Selected Financial Information (Unaudited)						Table 15a
	Retail	Commercial	Investment			Consolidated
(dollars in thousands)	Banking	Banking	Services	Total	Treasury	Total
Three Months Ended September 30, 2008 [1]
Net Interest Income	$58,228	$36,564	$3,922	$98,714	$4,861	$103,575
Provision for Credit Losses	5,475	13,826	1,089	20,390	(32)	20,358
Net Interest Income After Provision for Credit Losses	52,753	22,738	2,833	78,324	4,893	83,217
Noninterest Income	27,380	10,508	17,458	55,346	1,640	56,986
Noninterest Expense	(43,709)	(24,488)	(16,800)	(84,997)	(1,793)	(86,790)
Income Before Provision for Income Taxes	36,424	8,758	3,491	48,673	4,740	53,413
Provision for Income Taxes	(13,478)	(4,686)	(1,292)	(19,456)	13,452	(6,004)
Allocated Net Income	22,946	4,072	2,199	29,217	18,192	47,409
Allowance Funding Value	(229)	(944)	(16)	(1,189)	1,189	—
Provision for Credit Losses	5,475	13,826	1,089	20,390	(32)	20,358
Economic Provision	(1,912)	(3,222)	(78)	(5,212)	(1)	(5,213)
Tax Effect of Adjustments	(1,234)	(3,574)	(369)	(5,177)	(426)	(5,603)
Income Before Capital Charge	25,046	10,158	2,825	38,029	18,922	56,951
Capital Charge	(4,780)	(4,127)	(1,465)	(10,372)	(9,135)	(19,507)
Net Income (Loss) After Capital Charge (NIACC)	$20,266	$6,031	$1,360	$27,657	$9,787	$37,444

RAROC (ROE for the Company)	52%	24%	19%	36%	96%	24%

Total Assets as of September 30, 2008	$3,669,924	$3,023,242	$285,497	$6,978,663	$3,356,384	$10,335,047

Three Months Ended September 30, 2007 [2]
Net Interest Income (Loss)	$56,830	$40,352	$3,574	$100,756	$(2,200)	$98,556
Provision for Credit Losses	1,773	2,486	(1)	4,258	(188)	4,070
Net Interest Income (Loss) After Provision for Credit Losses	55,057	37,866	3,575	96,498	(2,012)	94,486
Noninterest Income	26,346	11,442	18,068	55,856	5,386	61,242
Noninterest Expense	(41,653)	(22,430)	(16,074)	(80,157)	(1,293)	(81,450)
Income Before Provision for Income Taxes	39,750	26,878	5,569	72,197	2,081	74,278
Provision for Income Taxes	(14,707)	(9,948)	(2,060)	(26,715)	216	(26,499)
Allocated Net Income	25,043	16,930	3,509	45,482	2,297	47,779
Allowance Funding Value	(166)	(824)	(11)	(1,001)	1,001	—
Provision for Credit Losses	1,773	2,486	(1)	4,258	(188)	4,070
Economic Provision	(1,906)	(3,190)	(87)	(5,183)	—	(5,183)
Tax Effect of Adjustments	111	564	37	712	(300)	412
Income Before Capital Charge	24,855	15,966	3,447	44,268	2,810	47,078
Capital Charge	(5,132)	(4,380)	(1,572)	(11,084)	(8,948)	(20,032)
Net Income (Loss) After Capital Charge (NIACC)	$19,723	$11,586	$1,875	$33,184	$(6,138)	$27,046

RAROC (ROE for the Company)	53%	40%	24%	44%	9%	26%

Total Assets as of September 30, 2007 [2]	$3,651,121	$3,118,106	$216,795	$6,986,022	$3,563,573	$10,549,595

1 Business segment results have been revised for the three months ended September 30, 2008, since reported in our Form 8-K filing on October 27, 2008.

2 Certain prior period information has been reclassified to conform to the current presentation.

Business Segments Selected Financial Information (Unaudited)						Table 15b
	Retail	Commercial	Investment			Consolidated
(dollars in thousands)	Banking	Banking	Services	Total	Treasury	Total
Nine Months Ended September 30, 2008 [1]
Net Interest Income	$176,207	$122,663	$11,731	$310,601	$2,322	$312,923
Provision for Credit Losses	15,999	25,704	1,089	42,792	(835)	41,957
Net Interest Income After Provision for Credit Losses	160,208	96,959	10,642	267,809	3,157	270,966
Noninterest Income	83,196	42,753	54,738	180,687	22,963	203,650
Noninterest Expense	(130,813)	(72,753)	(50,026)	(253,592)	(10,492)	(264,084)
Income Before Provision for Income Taxes	112,591	66,959	15,354	194,904	15,628	210,532
Provision for Income Taxes	(41,660)	(26,273)	(5,681)	(73,614)	15,988	(57,626)
Allocated Net Income	70,931	40,686	9,673	121,290	31,616	152,906
Allowance Funding Value	(626)	(2,654)	(42)	(3,322)	3,322	—
Provision for Credit Losses	15,999	25,704	1,089	42,792	(835)	41,957
Economic Provision	(6,000)	(9,715)	(243)	(15,958)	(2)	(15,960)
Tax Effect of Adjustments	(3,468)	(4,934)	(297)	(8,699)	(920)	(9,619)
Income Before Capital Charge	76,836	49,087	10,180	136,103	33,181	169,284
Capital Charge	(14,308)	(12,260)	(4,384)	(30,952)	(27,421)	(58,373)
Net Income (Loss) After Capital Charge (NIACC)	$62,528	$36,827	$5,796	$105,151	$5,760	$110,911

RAROC (ROE for the Company)	54%	40%	23%	44%	58%	26%

Total Assets as of September 30, 2008	$3,669,924	$3,023,242	$285,497	$6,978,663	$3,356,384	$10,335,047

Nine Months Ended September 30, 2007 [2]
Net Interest Income (Loss)	$166,855	$120,050	$10,565	$297,470	$(1,899)	$295,571
Provision for Credit Losses	4,576	5,700	(1)	10,275	(211)	10,064
Net Interest Income (Loss) After Provision for Credit Losses	162,279	114,350	10,566	287,195	(1,688)	285,507
Noninterest Income	78,714	31,689	56,669	167,072	13,158	180,230
Noninterest Expense	(124,096)	(67,667)	(47,276)	(239,039)	(4,366)	(243,405)
Income Before Provision for Income Taxes	116,897	78,372	19,959	215,228	7,104	222,332
Provision for Income Taxes	(43,246)	(28,881)	(7,385)	(79,512)	23	(79,489)
Allocated Net Income	73,651	49,491	12,574	135,716	7,127	142,843
Allowance Funding Value	(466)	(2,405)	(31)	(2,902)	2,902	—
Provision for Credit Losses	4,576	5,700	(1)	10,275	(211)	10,064
Economic Provision	(5,598)	(9,629)	(251)	(15,478)	(1)	(15,479)
Tax Effect of Adjustments	551	2,344	104	2,999	(995)	2,004
Income Before Capital Charge	72,714	45,501	12,395	130,610	8,822	139,432
Capital Charge	(15,300)	(13,215)	(4,634)	(33,149)	(26,453)	(59,602)
Net Income (Loss) After Capital Charge (NIACC)	$57,414	$32,286	$7,761	$97,461	$(17,631)	$79,830

RAROC (ROE for the Company)	52%	38%	29%	43%	9%	26%

Total Assets as of September 30, 2007 [2]	$3,651,121	$3,118,106	$216,795	$6,986,022	$3,563,573	$10,549,595

1 Business segment results have been revised for the nine months ended September 30, 2008, since reported in our Form 8-K filing on October 27, 2008.

2 Certain prior period information has been reclassified to conform to the current presentation.

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan products include residential mortgage loans, home equity lines of credit, personal lines of credit, and installment loans.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also provides merchant services to its small business customers.  Products and services from Retail Banking are delivered to customers through 72 Hawaii branch locations, 467 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.  This segment also offers retail property and casualty insurance products.

NIACC improved for the third quarter of 2008 compared to the same period in 2007, primarily due to higher net interest income and noninterest income, partially offset by higher noninterest expense.  The $1.4 million increase in net interest income was primarily due to a reduction in funding costs and growth in average loan balances.  These positive factors were partially offset by a decrease in average deposit balances.  The $1.0 million increase in noninterest income was primarily due to a $1.0 million increase in mortgage banking income, excluding the net change in the fair value of mortgage servicing rights due to valuation assumptions and the fair value of Designated Securities which are both recorded in the Treasury segment.  Noninterest expense increased by $2.1 million primarily due to higher salaries and benefits, and occupancy expense, as well as higher allocated expenses related to earnings-based incentive compensation that was accrued during the third quarter of 2008.  Retail Banking’s economic provision and capital charge remained relatively unchanged in the third quarter of 2008 compared to the same period in 2007.

Financial measures improved for the first nine months of 2008 compared to the same period in 2007, primarily due to an increase in net interest income and noninterest income, partially offset by higher noninterest expense.  The $9.4 million increase in net interest income was primarily due to lower funding costs on the segment’s deposit portfolio and growth in average loan balances.  These positive factors were partially offset by a decrease in average deposit balances.  The $4.5 million increase in noninterest income was primarily due to a $3.0 million increase in mortgage banking income, excluding the net change in the fair value of mortgage servicing rights due to valuation assumptions and the fair value of Designated Securities which are both recorded in the Treasury segment.  Also contributing to the increase in noninterest income was higher fee income from overdraft fees and debit card transactions. Noninterest expense increased by $6.7 million primarily due to increased debit card, occupancy, and salaries and benefits expense, as well as higher allocated expenses related to earnings-based incentive compensation that was accrued for in the first and third quarters of 2008.  Retail Banking’s capital charge decreased slightly for the first nine months of 2008 compared to the same period in 2007, primarily due to a decrease in the capital charge rate.

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

Financial measures decreased for the third quarter of 2008 compared to the same period in 2007, primarily due to a decrease in net interest income and noninterest income and an increase in noninterest expense.  The $3.8 million decrease in net interest income was primarily due to the settlement of our SILO transactions.  The $0.9 million decrease in noninterest income was primarily due to lower contingent fee income on our wholesale property and casualty insurance products. This decrease, however, was partially offset by higher account analysis fees as a result of lower earnings credit rates on customer accounts and income from facilitating interest rate swaps on behalf of our customers.  Noninterest expense increased by $2.1 million primarily due to higher salaries and benefits, and allocated expenses.  The increase in the Provision allocated to the segment was primarily due to heightened risk in three specific loan exposures and to general risk from the weakening economy in Hawaii and the Mainland U.S.

Financial measures improved for the first nine months of 2008 compared to the same period in 2007, primarily due to an increase in noninterest income and net interest income.  The $11.1 million increase in noninterest income was primarily due to the $11.6 million pre-tax gain on the sale of our equity interest in an aircraft lease in the first quarter of 2008.  The $2.6 million increase in net interest income was primarily due to a reduction in funding costs along with growth in our International Banking deposit portfolio.  These positive factors were partially offset by a $5.1 million increase in noninterest expense, primarily related to higher salaries and benefits, other operating, and allocated expenses.  The increase in the Provision allocated to the segment was primarily due to heightened risk in three specific loan exposures and to general risk from the weakening economy in Hawaii and the Mainland U.S.

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

Financial measures decreased for the third quarter of 2008 compared to the same period in 2007, primarily due to a decrease in noninterest income and an increase in noninterest expense, partially offset by an increase in net interest income.  The $0.6 million decrease in noninterest income was primarily due to lower mutual fund investment advisory fees, a result of lower assets under administration.  The $0.7 million increase in noninterest expense was primarily due to higher salaries and benefits, and allocated expenses related to earnings-based incentive compensation.  This was partially offset by an increase in net interest income due to a reduction in funding costs on the segment’s deposit balances.

Financial measures decreased for the first nine months of 2008 compared to the same period in 2007, primarily due to a decrease in noninterest income and an increase in noninterest expense, partially offset by an increase in net interest income.  The $1.9 million decrease in noninterest income was primarily due to lower mutual fund investment advisory fees, a result of lower assets under administration.  The $2.8 million increase in noninterest expense was primarily due to higher salaries and benefits, and allocated expenses related to the earnings-based incentive compensation accruals that were made in the first and third quarters of 2008.  This was partially offset by an increase in net interest income due to a reduction in funding costs on the segment’s deposit balances.

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

Financial measures improved for the third quarter of 2008 compared to the same period in 2007, primarily due to the tax benefit related to our SILO transactions and higher net interest income, partially offset by lower noninterest income and higher noninterest expense.  The $7.1 million increase in net interest income was primarily due to a reduction in loan funding charges allocated to the business segments, and decreases in the cost of securities sold under agreements to repurchase, funds purchased, and long-term debt.  The $3.7 million decrease in noninterest income was primarily due to a $4.4 million net change in the fair value of our mortgage servicing rights due to changes in valuation assumptions and the fair value of our Designated Securities.  This was partially offset by a $0.5 million increase in BOLI income and a $0.7 million increase in the fair value of our subordinated notes. The increase in the benefit for income taxes related to the segment was primarily due to the $12.9 million credit related to our SILO transactions.  The $0.2 million increase in the capital charge for the third quarter of 2008 compared to the same period in 2007 was primarily due to an increase in excess equity held by the Company.

Financial measures improved for the first nine months of 2008 compared to the same period in 2007, primarily due to the tax benefit related to our SILO transactions and an increase in noninterest income and net interest income, partially offset by an increase in noninterest expense.  The $9.8 million increase in noninterest income was primarily due to the $13.7 million pre-tax gain from the mandatory redemption of our Visa shares.  The increase in net interest income was primarily due to a decrease in the cost of our securities sold under agreements to repurchase.  These positive factors were partially offset by a $6.1 million increase in noninterest expense primarily due to several accruals (cash awards to purchase our stock, legal contingencies, and a contribution to the Bank of Hawaii Charitable Foundation and other charitable organizations), partially offset by the reversal of the previously recorded contingency accruals related to Visa.  The increase in the benefit for income taxes related to the segment was primarily due to the $12.9 million credit related to our SILO transactions.  The capital charge increased by $1.0 million for the first nine months of 2008 compared to the same period in 2007, primarily due to an increase in excess equity held by the Company.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury provided a wide-range of support to our other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

Our overall credit risk position remained relatively stable during the third quarter of 2008, with low, albeit increasing, levels of non-performing assets compared to December 31, 2007.  Our credit risk profile reflects our continued disciplined underwriting approach.  During the third quarter of 2008, signs of slowing in the Hawaii economy became more prominent.  Reduced airline capacity, higher air travel fares, a slowing economy on the Mainland U.S., and the exit of cruise ships from the local market are resulting in lower visitor arrivals.  Trends in the construction and real estate industries are also slowing.  Unemployment levels are trending upward from record low levels.  We expect inflation to moderate in future periods.  The slowing economy in Hawaii may result in higher delinquencies and loss rates in our loan and lease portfolio, with the primary impact expected in our small business and unsecured consumer lending portfolios.  We also have elevated risk in our air and other transportation, and commercial real estate exposures due to a weaker economy in Hawaii and the Mainland U.S.

Table 16 summarizes our air transportation credit exposure.  As of September 30, 2008, included in our commercial lending portfolio are nine leveraged leases on aircraft that were originated in the 1990’s and prior.  Outstanding credit exposure related to these leveraged leases was $70.9 million as of September 30, 2008.  Our air transportation credit exposure decreased from December 2007 due to the sale of our equity interest in an aircraft lease in the first quarter of 2008.  However, relative to our total loan and lease portfolio, domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, and marginal pricing power.  We believe that volatile fuel costs, coupled with a slowing Mainland U.S. economy, will place additional pressure on the financial health of air transportation carriers for the foreseeable future.  In the evaluation of the Reserve for Credit Losses (the “Reserve”), we continue to consider the ongoing financial concerns about the air transportation industry.

Air Transportation Credit Exposure [1] (Unaudited)					Table 16
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2008	2008	2008	2007	2007
Passenger Carriers Based In the United States	$60,260	$60,603	$61,190	$64,947	$64,867
Passenger Carriers Based Outside the United States	5,809	7,161	7,258	19,078	19,162
Cargo Carriers	13,689	13,568	13,472	13,390	13,326
Total Air Transportation Credit Exposure	$79,758	$81,332	$81,920	$97,415	$97,355

1 Exposure includes loans, leveraged leases, and operating leases.

Non-Performing Assets

Table 17 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More (Unaudited)					Table 17
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2008	2008	2008	2007	2007 [1]
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$574	$1,119	$794	$598	$359
Commercial Mortgage	—	—	—	112	123
Lease Financing	149	329	504	297	—
Total Commercial	723	1,448	1,298	1,007	482
Consumer
Residential Mortgage	3,749	3,784	3,235	2,681	3,237
Home Equity	1,162	1,189	1,187	1,414	436
Other [2]	—	30	31	—	—
Total Consumer	4,911	5,003	4,453	4,095	3,673
Total Non-Accrual Loans and Leases	5,634	6,451	5,751	5,102	4,155
Foreclosed Real Estate	293	229	294	184	105
Total Non-Performing Assets	$5,927	$6,680	$6,045	$5,286	$4,260

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$—	$24	$—	$—
Consumer
Residential Mortgage	3,455	2,601	3,892	4,884	639
Home Equity	296	201	328	413	115
Automobile	758	625	865	1,174	734
Other [2]	926	756	725	1,112	944
Total Consumer	5,435	4,183	5,810	7,583	2,432
Total Accruing Loans and Leases Past Due 90 Days or More	$5,435	$4,183	$5,834	$7,583	$2,432
Total Loans and Leases	$6,539,458	$6,518,128	$6,579,337	$6,580,861	$6,599,915

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.09%	0.10%	0.09%	0.08%	0.06%

Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.09%	0.10%	0.09%	0.08%	0.06%

Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases	0.03%	0.06%	0.05%	0.04%	0.02%

Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Foreclosed Real Estate	0.13%	0.13%	0.11%	0.10%	0.09%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases	0.17%	0.17%	0.18%	0.20%	0.10%

Quarter to Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$6,680	$6,045	$5,286	$4,260	$6,314
Additions	1,355	2,900	2,614	1,866	662
Reductions
Payments	(955)	(630)	(386)	(256)	(1,741)
Return to Accrual Status	(756)	(943)	(944)	(214)	(787)
Sales of Foreclosed Real Estate	—	—	—	(161)	(48)
Charge-offs/Write-downs	(397)	(692)	(525)	(209)	(140)
Total Reductions	(2,108)	(2,265)	(1,855)	(840)	(2,716)
Balance at End of Quarter	$5,927	$6,680	$6,045	$5,286	$4,260

1 Certain prior period information has been reclassified to conform to the current presentation.

2 Comprised of other revolving credit, installment, and lease financing.

The changes in NPAs by category from December 31, 2007 and September 30, 2007 reflect normal delinquency and resolution activity consistent with the slowing economy in Hawaii.

Included in NPAs are loans and leases that we consider impaired.  Impaired loans and leases are defined as those which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan or lease agreement, as well as those loans or leases whose terms have been modified in a troubled debt restructuring.  There were no impaired loans as of September 30, 2008.  Impaired loans were less than $0.1 million as of December 31, 2007 and $0.2 million as of September 30, 2007.

Credit quality in our commercial and mortgage-related consumer lending portfolios remained stable during the third quarter of 2008.  Residential mortgage and home equity lending comprise the largest components of our consumer lending portfolio.  As of September 30, 2008, the weighted average credit score for our residential mortgage loan portfolio was 756, with 96% of this portfolio having a loan-to-value ratio of 80% or less.  As of September 30, 2008, the weighted average credit score for our home equity loan portfolio was 747, with the majority of the portfolio having a loan-to-value ratio of 80% or less.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

The changes in loans and leases past due 90 days or more and still accruing interest from December 31, 2007 and September 30, 2007 reflect  normal delinquency and resolution activity consistent with the slowing economy in Hawaii.  We do not expect to incur material losses on these loans and leases.

Due to the low volume of NPAs and accruing loans and leases past due 90 days or more, we anticipate some degree of variability in the balances in these categories from period to period and do not consider modest changes to be indicative of significant asset quality trends.

Reserve for Credit Losses

Table 18 presents the activity in our Reserve for the three and nine months ended September 30, 2008 and 2007.

Reserve for Credit Losses (Unaudited)			Table 18
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007 [1]	2008	2007 [1]
Balance at Beginning of Period	$107,667	$96,167	$96,167	$96,167
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(1,783)	(715)	(4,568)	(2,258)
Lease Financing	(27)	(123)	(303)	(145)
Consumer
Residential Mortgage	(398)	—	(531)	(47)
Home Equity	(519)	(422)	(1,798)	(764)
Automobile	(2,858)	(2,215)	(7,960)	(7,642)
Other [2]	(3,444)	(2,389)	(8,202)	(6,871)
Total Loans and Leases Charged-Off	(9,029)	(5,864)	(23,362)	(17,727)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	220	326	1,407	918
Commercial Mortgage	—	35	—	156
Lease Financing	2	2	7	2,089
Consumer
Residential Mortgage	67	14	162	203
Home Equity	36	69	83	189
Automobile	699	596	2,195	1,980
Other [2]	647	752	2,051	2,128
Total Recoveries on Loans and Leases Previously Charged-Off	1,671	1,794	5,905	7,663
Net Loans and Leases Charged-Off	(7,358)	(4,070)	(17,457)	(10,064)
Provision for Credit Losses	20,358	4,070	41,957	10,064
Balance at End of Period [3]	$120,667	$96,167	$120,667	$96,167

Components
Allowance for Loan and Lease Losses	$115,498	$90,998	$115,498	$90,998
Reserve for Unfunded Commitments	5,169	5,169	5,169	5,169
Total Reserve for Credit Losses	$120,667	$96,167	$120,667	$96,167

Average Loans and Leases Outstanding	$6,512,453	$6,570,261	$6,543,871	$6,554,979

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.45%	0.25%	0.36%	0.21%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.77%	1.38%	1.77%	1.38%

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

The level of the Allowance is adjusted by recording an expense or recovery through the Provision.  The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense.  The Provision exceeded net charge-offs of loans and leases for the third quarter of 2008 by $13.0 million and by $24.5 million for the first nine months of 2008.  As of September 30, 2008, the Allowance was $115.5 million or 1.77% of total loans and leases outstanding.  This represents an increase of 39 basis points from December 31, 2007 and September 30, 2007.  The increase in the Allowance during the first nine months of 2008 was due to heightened risk in three specific loan exposures and to general risk from the weakening economy in Hawaii and the Mainland U.S.  The increase in the Allowance during the first nine months of 2008 also reflects increased risk in our small business and unsecured consumer lending portfolios.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of September 30, 2008, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve remained unchanged from December 31, 2007 and September 30, 2007.  The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates, illiquidity, and credit risk.  We are exposed to market risk in the normal course of conducting our business activities.  Financial products that expose us to market risk include investment securities, loans and leases, deposits, debt, and derivative financial instruments.  Our market risk management process involves measuring, monitoring, controlling, and adjusting levels of risk that can significantly impact our statements of income and condition.  In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance, while limiting volatility.  In the management of market risks, activities are categorized into “trading” and “non-trading.”

Our trading activities include trading securities that are used to manage the market risk exposure of our mortgage servicing rights, the majority of which are recorded at estimated fair value on the statement of condition.  Our trading activities also include foreign currency and foreign exchange contracts that expose us to a small degree of foreign currency risk.  Foreign currency and foreign exchange contracts are primarily executed on behalf of our customers and at times for our own account.  We also enter into interest rate swap agreements with customers to assist them in managing their interest rate risk.  However, we mitigate this risk by entering into offsetting interest rate swap agreements with third parties.

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

In managing interest rate risk, we, through the ALCO, measure short-term and long-term sensitivities to changes in interest rates.  The ALCO utilizes several techniques to manage interest rate risk, which include shifting balance sheet mix or altering the interest rate characteristics of assets and liabilities, changing product pricing strategies, or modifying characteristics of our investment securities portfolio.  We are also authorized to use derivative financial instruments.  However, our use of derivative financial instruments has been limited over the past several years due to the natural on-balance sheet hedge arising out of offsetting interest rate exposures from loans and investment securities with deposits and other interest-bearing liabilities.  In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by the ALCO.  For example, we continue to utilize our trading portfolio to offset the change in our mortgage servicing rights, the majority of which is recorded at estimated fair value.  Natural and offsetting hedges reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures.  Expected movements in interest rates are also considered in managing interest rate risk.  Thus, as interest rates change, we may use different techniques to manage interest rate risk.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, as of September 30, 2008 and 2007, an estimate of the change in net interest income during a quarterly time frame that would result from a gradual 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario for net interest income without any change in strategy.  Based on the net interest income simulation as of September 30, 2008, our net interest income sensitivity was greater than our sensitivity as of September 30, 2007 in lower interest rate scenarios, while lower than our sensitivity as of September 30, 2007 in higher interest rate scenarios, due to a decline in interest rates.  In lower interest rate scenarios, limited deposit repricing will adversely impact overall net interest income.  In higher interest rate scenarios, liabilities are expected to reprice slightly faster than assets.  Additionally, to analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated.  These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve become flat or inverted for a period of time.  Conversely, if the yield curve should steepen further, net interest income may increase.

Net Interest Income Sensitivity Profile (Unaudited)				Table 19
	Change in Net Interest Income Per Quarter
(dollars in thousands)	September 30, 2008		September 30, 2007
Change in Interest Rates (basis points)
+200	$(627)	(0.6)%	$(860)	(0.9)%
+100	(104)	(0.1)	(326)	(0.3)
-100	(940)	(0.9)	(69)	(0.1)
-200	(2,090)	(2.0)	(366)	(0.4)

We also use a Market Value of Portfolio Equity (“MVPE”) sensitivity analysis to estimate the change in the net present value of our assets, liabilities, and off-balance sheet arrangements from changes in interest rates.  The MVPE was approximately $1.6 billion as of September 30, 2008 and approximately $1.8 billion as of September 30, 2007.  Table 20 presents, as of September 30, 2008 and 2007, an estimate of the change in the MVPE sensitivity that would occur from an immediate 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve.  The MVPE sensitivity increased as of September 30, 2008, compared to September 30, 2007, primarily as a result of lower interest rates, a steeper yield curve, as well as increased interest rate volatility.  Further enhancing the MVPE sensitivity analysis are value-at-risk, key rate analysis, duration of equity, exposure to basis risk, and non-parallel yield curve shift analyses.  There are inherent limitations to these measures; however, used along with the MVPE sensitivity analysis, we obtain better overall insight for managing our exposure to changes in interest rates.  Based on the additional analyses, we estimate our greatest exposure is in scenarios where medium-term and long-term interest rates rise while short-term interest rates remain unchanged and when the spread between the U.S. Treasury and LIBOR rates decrease (“spread narrowing”).

Market Value of Equity Sensitivity Profile (Unaudited)				Table 20
	Change in Market Value of Equity
(dollars in thousands)	September 30, 2008		September 30, 2007
Change in Interest Rates (basis points)
+200	$(196,695)	(12.5)%	$(197,636)	(11.2)%
+100	(83,651)	(5.3)	(88,877)	(5.0)
-100	(5,721)	(0.4)	26,105	1.5
-200	(130,480)	(8.3)	(43,640)	(2.5)

Liquidity Management

Liquidity is managed in an effort to ensure that we have continuous access to sufficient, reasonably priced funding to conduct our business and satisfy obligations in a normal manner.

Cash and noninterest-bearing deposits, interest-bearing deposits, and funds sold provide us with readily available sources of liquidity.  Investment securities in our available-for-sale portfolio are also a near-term source of asset liquidity, although we do not have the intent to sell such investment securities that are currently in a gross unrealized loss position.

Core deposit balances (comprised of non-interest bearing demand, interest-bearing demand, and savings accounts) have historically provided a sizable source of relatively stable and low-cost funds.  Time deposit balances also provide us with a relatively stable source of funds, albeit at a slightly higher cost.  We are also able to utilize funds purchased, short-term borrowings, and securities sold under agreements to repurchase as a mechanism to fund growth in our loan and lease portfolio.

We are a member of the FHLB, which provides an additional source of short-term and long-term funding.  Outstanding borrowings from the FHLB were $50.0 million as of September 30, 2008, December 31, 2007 and September 30, 2007 with a weighted average interest rate of 4%.

Additionally, a $1.0 billion senior and subordinated bank note program is available.  Under this program, we may issue additional notes provided that the aggregate amount outstanding does not exceed $1.0 billion.  The unpaid principal amount of our subordinated notes outstanding under this bank note program was $119.0 million as of September 30, 2008 and $124.9 million as of December 31, 2007 and September 30, 2007.  These subordinated notes bear a fixed interest rate of 6.875% and will mature in March 2009.

Capital Management

The Parent and the Bank are subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of September 30, 2008, the Parent and the Bank were “well capitalized” under this regulatory framework.  There have been no conditions or events since September 30, 2008 that management believes have changed either the Parent’s or the Bank’s capital classifications.

As of September 30, 2008, the fair value of our subordinated notes of $120.6 million, recorded as a component of long-term debt on our statements of condition, no longer qualified as a component of Total Capital for regulatory capital purposes due to the maturity of our subordinated notes being within 12 months from September 30, 2008.

As of September 30, 2008, our leverage ratio was 7.27%.  We actively manage our capital toward a leverage ratio that is adjusted periodically in consideration of market conditions.  Our ability to manage toward a particular leverage ratio is aided by our strong capital structure, strong earnings and core deposit base, alternative sources of liquidity, and our ongoing share repurchase program.

From January 1, 2008 through September 18, 2008, we repurchased 1.2 million shares of common stock under our share repurchase program at an average cost of $48.90 per share, totaling $58.9 million.  From the beginning of our share repurchase program in July 2001 through September 18, 2008, we repurchased a total of 45.6 million shares of common stock and returned $1.6 billion to our shareholders at an average cost of $35.44 per share.  Since September 18, 2008, we have not repurchased shares of our common stock in order to further build our capital levels.  We continue to monitor our capital position and will resume our share repurchases when deemed appropriate.  On October 24, 2008, our Board of Directors increased the authorization under the share repurchase program by an additional $50.0 million.  This new authorization, combined with the previously announced authorization of $1.65 billion, brings the total share repurchase authority of our common stock to $1.70 billion.

In October 2008, our Board of Directors declared a quarterly cash dividend of $0.45 per share on our outstanding shares, which represents an increase of $0.01 from the dividend declared for the previous three quarters.  The dividend will be payable on December 12, 2008 to our shareholders of record at the close of business on November 28, 2008.

Table 21 presents our regulatory capital and ratios as of September 30, 2008, December 31, 2007, and September 30, 2007.

	Regulatory Capital and Ratios (Unaudited)			Table 21
		September 30,	December 31,	September 30,
	(dollars in thousands)	2008	2007	2007
	Regulatory Capital
	Shareholders’ Equity	$780,020	$750,255	$731,697
Add:	Capital Securities of Bancorp Hawaii Capital Trust I	—	26,425	26,425
Less:	Cumulative Change in Fair Value of Financial Liabilities
	Accounted for Under the Fair Value Option	(1,428)	—	—
	Goodwill	34,959	34,959	34,959
	Postretirement Benefit Liability Adjustments	8,274	8,647	6,731
	Net Unrealized Losses on Investment Securities
	Available-for-Sale	(15,086)	(1,388)	(17,403)
	Other Assets	2,771	2,759	2,841
	Tier 1 Capital	750,530	731,703	730,994
	Allowable Reserve for Credit Losses	84,663	88,716	90,058
	Qualifying Subordinated Debt	—	24,982	24,979
	Unrealized Gains on Investment Securities Available-for-Sale	—	59	32
	Total Regulatory Capital	$835,193	$845,460	$846,063
	Risk-Weighted Assets	$6,737,044	$7,089,846	$7,198,547

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio [1]	11.14%	10.32%	10.15%
	Total Capital Ratio [2]	12.40	11.92	11.75
	Leverage Ratio [3]	7.27	7.02	6.92

1  Tier 1 capital ratio as of December 31, 2007 and September 30, 2007 was corrected from 10.36% and 10.19%, respectively.

2  Total capital ratio as of December 31, 2007 and September 30, 2007 was corrected from 11.96% and 11.79%, respectively.

3  Leverage ratio as of December 31, 2007 and September 30, 2007 was corrected from 7.04% and 6.95%, respectively.

The corrections to our Regulatory Capital Ratios as of December 31, 2007 and September 30, 2007 did not change our well capitalized position, as defined in the regulatory framework for prompt corrective action, as previously reported.

Off-Balance Sheet Arrangements, Credit Commitments, and Contractual Obligations

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable-

which would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

Our contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Credit Commitments

Table 22 presents our credit commitments as of September 30, 2008:

interest entities,

Credit Commitments (Unaudited)					Table 22
	Less Than			After 5
(dollars in thousands)	One Year	1-3 Years	4-5 Years	Years	Total
Unfunded Commitments to Extend Credit	$561,860	$428,106	$212,314	$1,250,617	$2,452,897
Standby Letters of Credit	84,632	3,779	—	—	88,411
Commercial Letters of Credit	26,427	—	—	—	26,427
Total Credit Commitments	$672,919	$431,885	$212,314	$1,250,617	$2,567,735

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4.       Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of equity securities for the third quarter of 2008 were as follows:

Issuer Purchases of Equity Securities (Unaudited)
			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased [1]	Paid Per Share	or Programs	Plans or Programs [2]
July 1 - 31, 2008	208,693	$45.80	208,500	$42,039,916
August 1 – 31, 2008	75,647	52.93	74,700	38,085,252
September 1 - 30, 2008	50,876	55.05	49,000	35,399,309
Total	335,216	$48.82	332,200

1  The months of July, August, and September 2008 included 193, 947, and 1,876 shares, respectively, purchased from employees in connection with stock swaps, income tax withholdings related to vesting of restricted stock, and shares purchased for a Rabbi Trust.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

2  The share repurchase program was first announced in July 2001.  As of September 30, 2008, the Parent’s Board of Directors authorized a total of $1.65 billion under the share repurchase program.  The program has no set expiration or termination date.

Item 5.       Other Information

None.

Item 6.       Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2008	Bank of Hawaii Corporation

	By:	/s/ Allan R. Landon
Allan R. Landon
Chairman of the Board and
Chief Executive Officer

	By:	/s/ Kent T. Lucien
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