Form 10-K
period 2008-12-31
BANK OF HAWAII CORP
filed 2009-02-25
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ________________ to ________________

Commission File Number 1-6887

BANK OF HAWAII CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	99-0148992 (I.R.S. Employer Identification No.)
130 Merchant Street, Honolulu, Hawaii (Address of principal executive offices)	96813 (Zip Code)
1-888-643-3888 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.01 Par Value	Name of Each Exchange on Which Registered New York Stock Exchange

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $47.80, was approximately $2,262,211,719. There was no non-voting common equity of the registrant outstanding on that date.

As of February 20, 2009, there were 47,748,586 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2009, are incorporated by reference into Part III of this Report.

Bank of Hawaii Corporation

Form 10-K

Part I

Item 1. Business

General

Bank of Hawaii Corporation (the "Parent") is a Delaware corporation and a bank holding company ("BHC") headquartered in Honolulu, Hawaii.

The Parent's principal and only operating subsidiary, Bank of Hawaii (the "Bank"), was organized on December 17, 1897 and is chartered by the State of Hawaii. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") and the Bank is a member of the Federal Reserve System.

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

Information on the Bank's limited foreign activities is presented in Table 15 of MD&A.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found free of charge on our website at www.boh.com as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our Corporate Governance Guidelines; charters of the Audit Committee, the Executive and Strategic Planning Committee, the Human Resources and Compensation Committee, and the Nominating and Corporate Governance Committee; and our Code of Business Conduct and Ethics are available on our website. Upon written request to the Corporate Secretary at 130 Merchant Street, Honolulu, Hawaii, 96813, this information is available in print form.

The Parent's other subsidiary is the BOHC Investment Fund, LLC (the "Fund"). The Fund was organized in September 2007, to invest in and hold securities of Qualified High Technology Businesses, as defined in the Hawaii Revised Statutes.

We have included the Chief Executive Officer and the Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. Additionally, we filed with the New York Stock Exchange (the "NYSE") the Chief Executive Officer certification regarding our compliance with the NYSE's Corporate Governance Listing Standards (the "Listing Standards") pursuant to Section 303A.12(a) of the Listing Standards. The certification was dated May 15, 2008 and indicated that the Chief Executive Officer was not aware of any violations of the Listing Standards by the Company.

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

Supervision and Regulation

We are extensively regulated under both federal and state laws. The following information describes significant laws and regulations applicable to us. The description is qualified in its entirety by reference to the applicable laws and regulations. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and with the various bank regulatory agencies. The recent intervention into the banking system by the federal government to deal with the current financial crisis and its impact on the supervision and regulation of the banking and financial services industries may adversely affect our business, operations, and earnings. Changes in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on our business, operations, and earnings.

The Parent

The Parent is registered as a BHC under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to the supervision of and to examination by the Board of Governors of the Federal Reserve Bank (the "FRB"). The Parent is also registered as a financial institution holding company under the Hawaii Code of Financial Institutions (the "Code") and is subject to the registration, reporting, and examination requirements of the Code.

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

Under the BHC Act, a BHC may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional BHCs. In order to qualify for the election, all of the depository institution subsidiaries of the BHC must be well-capitalized and well-managed. Additionally, all of its insured depository institution subsidiaries must have achieved a rating of "satisfactory" or better under the Community Reinvestment Act (the "CRA"). Financial holding companies are permitted to engage in activities that are "financial in nature"; activities incidental to or complementary of the financial activities of traditional BHCs, as determined by the FRB. The Parent has not elected to become a financial holding company.

Bank of Hawaii

The Bank is subject to supervision and examination by the FRB of San Francisco and the State of Hawaii Department of Commerce and Consumer Affairs ("DCCA"), Division of Financial Institutions. The Bank is subject to extensive federal and state regulations that significantly affect business and activities. Regulatory bodies have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in activities that represent unsafe and unsound banking practices or constitute violations of applicable laws, rules, regulations, administrative orders, or written agreements with regulators. The standards relate generally to operations and management, asset quality, interest rate exposure, capital, and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards, including the assessment of civil monetary penalties, the issuance of cease-and-desist orders, and other actions.

Bankoh Investment Services, Inc., the broker dealer subsidiary of the Bank, is incorporated in Hawaii and is regulated by the Financial Industry Regulatory Authority, and the DCCA's Business Registration Division. The Bank's insurance subsidiaries, Bank of Hawaii Insurance Services, Inc., Triad Insurance Agency, Inc., and Pacific Century Insurance Services, Inc., are incorporated in Hawaii and are regulated by the DCCA's Division of Insurance. Pacific Century Life Insurance Corporation is incorporated in Arizona and is regulated by the State of Arizona Department of Insurance.

Capital Requirements

The federal bank regulatory agencies have issued substantially similar risk-based and leverage capital guidelines applicable to BHCs and the banks they supervise. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is to be composed of common equity, retained earnings, and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 Capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the allowance for loan and lease losses ("Tier 2 Capital") and, together with Tier 1 Capital, equals total capital ("Total Capital"). Risk weighted assets are calculated by taking assets and credit equivalent amounts of off-balance-sheet items and assigning them to one of several broad risk categories. The risk categories are assigned according to the obligor, or, if relevant, to the guarantor, or to the nature of the collateral. The aggregate dollar value of the amount in each category is then multiplied by the risk weight associated with that category.

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

FDIC Insurance

The Deposit Insurance Fund ("DIF") of the FDIC insures deposit accounts in the Bank generally up to a maximum of $100,000 per separately insured depositor, and up to a maximum of $250,000 per separately insured depositor for certain retirement accounts. Beginning in October 2008, the FDIC temporarily increased FDIC deposit insurance coverage per separately insured depositor to $250,000 through December 31, 2009. On January 1, 2010, the standard coverage limit is scheduled to return to $100,000 for all deposit accounts, except for certain retirement accounts.

FDIC-insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. The current annual risk-based assessment rates range from $0.05 per $100 of domestic deposits for well-managed, well-capitalized banks with the highest ratings, to $0.43 per $100 of domestic deposits for institutions posing the most risk to the DIF. The FDIC may increase or decrease the assessment rate schedule on a quarterly basis. The Federal Deposit Insurance Reform Act of 2005 ("FDIRA") provided for a one-time assessment credit to be allocated among member institutions. As of December 31, 2008, the remaining assessment credit available to offset our future deposit insurance assessments was $2.5 million. We expect to exhaust this remaining assessment credit in 2009.

In addition to DIF assessments, all FDIC-insured depository institutions must pay an annual assessment to provide funds for the repayment of debt obligations of the Financing Corporation. The Financing Corporation is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. As of January 1, 2009, the annualized assessment rate of risk-adjusted deposits, established by the FDIC for all DIF-assessable deposits was 1.14 basis points.

In October 2008, the FDIC introduced the Temporary Liquidity Guarantee Program (the "TLGP"), a program designed to improve the functioning of the credit markets and to strengthen capital in the financial system during this period of economic distress. The TLGP has two components: 1) a debt guarantee program, guaranteeing newly issued senior unsecured debt, and 2) a transaction account guarantee program, providing a full guarantee of noninterest-bearing deposit transaction accounts, Negotiable Order of Withdrawal (or "NOW") accounts paying less than 0.5% annual interest, and Interest on Lawyers Trust Accounts, regardless of the amount. The Bank has not issued any senior unsecured debt to take advantage of the debt guarantee program, however, this program remains available to the Bank. The Bank is presently participating in the transaction account guarantee program and, as such, all funds in covered accounts held through December 31, 2009 will be covered with a full guarantee. In connection with this guarantee, a 10 basis point annual rate surcharge will be assessed on amounts in covered accounts exceeding $250,000.

In the event of the liquidation or insolvency of an insured depository institution, the claims of depositors and the FDIC, where the FDIC succeeds to the claims of depositors or has been appointed as a receiver, will be afforded priority over other general unsecured claims against such an institution.

For 2008, the Bank's FDIC insurance assessment was approximately $1.5 million. For 2009, we expect that the Bank's FDIC insurance assessment will be approximately $10.0 million. The increase in our expected FDIC assessment in 2009 is the result of us exhausting our FDIRA credit, higher assessment rates, along with our participation in new programs.

In order to restore reserves and ensure that the DIF will be able to adequately cover losses from future bank failures, the FDIC, in October 2008, proposed amendments to its deposit insurance rules to alter the way the assessment system differentiates risks among insured institutions and to change assessment rates, including base assessment rates, in order to increase assessment revenue. A uniform assessment increase for the first quarter of 2009 was adopted as a final rule in December 2008. The FDIC has also proposed further base rate assessment adjustments effective April 1, 2009. We cannot currently provide any assurance as to the amount of any proposed increase in the Bank's deposit insurance premium rate, should there be an increase, because any increase would be dependent upon a number of factors, some of which are beyond the Bank's control.

Other Safety and Soundness Regulations

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. FDICIA identifies five capital categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under regulations established by the federal banking agencies, a "well capitalized" institution must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, a Leverage Ratio of at least 5%, and not be subject to a capital directive order. As of December 31, 2008, the Bank was classified as "well capitalized." The classification of a depository institution under FDICIA is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of any financial institution.

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

Bank Secrecy Act / Anti-Money Laundering Laws

The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. The USA PATRIOT Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by creating new laws, regulations, and penalties, imposing significant new compliance and due diligence obligations, and expanding the extra-territorial jurisdiction of the U.S. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

Employees

As of January 31, 2009, we had approximately 2,600 employees.

Item 1A. Risk Factors

Our business routinely encounters and addresses risks. There are a number of risks and uncertainties that could cause our financial results and condition to differ materially from expected results.

Recent legislation in response to market and economic conditions may significantly affect our operations, financial condition, and earnings.

Disruptions in the financial system during 2008 have resulted in significantly reduced business activity throughout the global and U.S. economies, which have the potential to significantly affect financial institutions. In response to this financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law on October 3, 2008. Pursuant to the EESA, the U.S. Treasury was given the authority to purchase up to $700 billion of financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Several programs have been initiated by the U.S. Treasury, the FRB, and the FDIC to stabilize the financial system. The U.S. Treasury's Troubled Asset Relief Program and Capital Purchase Program (the "TARP/CPP") was created to invest up to $250 billion (of the $700 billion) into banks and savings institutions of all sizes. The FDIC also began to temporarily provide a 100% guarantee of the senior debt of all FDIC insured institutions, as well as deposits in noninterest-bearing transaction deposit accounts under its TLGP. These actions by the U.S. Treasury and FDIC have combined to respond to this unprecedented financial crisis. The Parent has chosen not to participate in the TARP/CPP, but the Bank is participating in the transaction account guarantee component of the TLGP.

It is not clear what impact the EESA and its attendant programs, and other liquidity, funding and economic stimulus initiatives of the federal government that may be initiated in the future, will have on the financial markets or on the U.S. banking and financial services industries and the broader U.S. and global economies. These new laws, regulations, and changes will increase our FDIC insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. They may significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs, and profitability.

Changes in business and economic conditions, in particular those of Hawaii and the Pacific Islands (Guam, nearby islands, and American Samoa) could lead to lower revenue, lower asset quality, and lower earnings.

Unlike larger national or other regional banks that are more geographically diversified, our business and earnings are closely tied to general business and economic conditions, particularly the economies of Hawaii and the Pacific Islands. These local economies are heavily influenced by tourism, real estate, government, and other service-based industries. Factors that could affect these local economies include declines in tourism, geopolitical risks, such as real or threatened acts of war or terrorism, higher energy costs, the availability of affordable air transportation, reduced consumer or corporate spending, natural disasters or adverse weather, public health issues, and the recent significant deterioration in general economic conditions. A sustained economic downturn could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenue and lower earnings.

The Hawaii economy continued to weaken during the fourth quarter of 2008. Visitor arrivals decreased and unemployment levels increased compared to the fourth quarter of 2007. We continually monitor changes in the economy, including levels of visitor arrivals and spending, changes in housing prices, and unemployment rates. We also monitor the value of collateral, such as real estate, that secures loans we have made. A decline in the value of collateral could also reduce a customer's borrowing power.

Difficult market conditions have adversely affected our industry.

Dramatic declines in the U.S. Mainland housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have negatively impacted credit performance of residential mortgage loans and have resulted in significant write-downs of asset values by other financial institutions, including government-sponsored enterprises, as well as major commercial and investment banks. Home prices were down more modestly in Hawaii compared to the U.S. Mainland over the past year. Many lenders and institutional investors have reduced, and in some cases, ceased providing funding to borrowers, including other financial institutions, reflecting concern about the stability of financial markets, generally, and the strength of counterparties, specifically. This market turmoil and tightening of credit has led to an increased level of commercial and consumer delinquencies for other financial institutions, a lack of confidence in the financial sector, and increased volatility in the financial markets. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect our business, financial condition, and results of operations.

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

The risk of nonpayment of loans and leases is inherent in all lending activities. We maintain a reserve for credit losses to absorb estimated probable credit losses inherent in the loan, lease, and commitment portfolios as of the balance sheet date. Management makes various assumptions and judgments about the loan and lease portfolio, in determining the level of the reserve for credit losses. Many of these assumptions are based on current economic conditions. Volatility and deterioration in the broader economy may increase our risk of credit losses. If our assumptions are incorrect or economic conditions change, the reserve for credit losses may not be sufficient to cover losses, which could adversely affect our financial condition or results of operations.

Many of our loans are secured by real estate in Hawaii and Guam. As these locations experience softness in the economy, real estate values and customers' ability to repay could be adversely affected, and our loan and lease losses could exceed the estimates that are currently recorded in the reserve for credit losses.

Our operations are subject to extensive regulation.

Our operations are subject to extensive regulation by federal and state governmental authorities. The regulations are primarily intended to protect depositors, customers, and the banking system as a whole and not for the protection of shareholders. Failure to comply with applicable regulations could lead to penalties and damage to our reputation. Furthermore, the regulatory environment is constantly undergoing change and the impact of changes to laws and regulations, the interpretation of such laws or regulations, or other actions by regulatory agencies could make regulatory compliance more difficult or expensive. The ramifications and uncertainties of the recent increase in government intervention in the U.S. financial system could adversely affect us.

Future legislative or regulatory actions responding to perceived financial and market problems could affect our rights against borrowers.

Recently, legislative and regulatory proposals have been discussed at the federal level that would limit an institution's ability to foreclose on the mortgage collateral of borrowers by reducing the amount borrowers are contractually obligated to pay under their mortgage loans. We could experience increased credit losses or increased expense in pursuing our remedies as a creditor, if proposals like these, or other proposals limiting our rights as a creditor, were implemented.

Competition may adversely affect our business.

Our future depends on our ability to compete effectively. We compete for deposits, loans, leases, and other financial services with a variety of competitors, including banks, thrifts, credit unions, mortgage companies, broker dealers, and insurance companies all of which may be based in or out of Hawaii and the Pacific Islands. Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. Failures to effectively compete, innovate, and make effective use of available channels to deliver our products and services could adversely affect our financial condition or results of operations.

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

We rely heavily on communications, electricity, and information systems to conduct our business. In addition, we rely on third parties to provide key components of our infrastructure, including loan, deposit and general ledger processing, internet connections, and network access. Any disruption in service of these key components could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our operations. Furthermore, security breaches of our information systems or data, whether managed by us or by third parties, could harm our reputation or cause a decrease in the number of customers that choose to do business with us. Security breaches could also subject the Bank to additional regulatory scrutiny and expose the Bank to civil litigation and possible financial liability.

Negative public opinion could damage our reputation and adversely impact our earnings and liquidity.

Reputational risk, or the risk to our business, earnings, liquidity, and capital from negative public opinion could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, ethical issues, or inadequate protection of customer information. We expend significant resources to comply with regulatory requirements. Failure to comply could result in reputational harm or significant legal or remedial costs. Damage to our reputation could adversely affect our ability to retain and attract new customers, and adversely impact our earnings and liquidity.

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

The soundness of other financial institutions may adversely impact our financial condition or results of operation.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, lending, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, the Federal Home Loan Bank of Seattle (the "FHLB"), and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Such losses could materially affect our financial condition or results of operations.

Changes in the equity markets could materially affect the level of assets under management and the demand for our other fee-based services.

Economic downturns could affect the volume of income from and demand for our fee-based services. Our investment management revenues depend in large part on the level of assets under management. Market volatility that leads customers to liquidate investments, as well as lower asset values can reduce our level of assets under management and thereby decreasing our investment management revenues.

Our mortgage banking income may experience significant volatility.

Our mortgage banking income is highly influenced by the level and direction of mortgage interest rates. In lower interest rate environments, the demand for mortgage loans and refinancing activity will tend to increase. This has the effect of increasing fee income, but could adversely impact the estimated fair value of our mortgage servicing rights as the rate of loan prepayments increase. In higher interest rate environments, the demand for mortgage loans and refinancing activity will generally be lower. This has the effect of decreasing fee income.

The requirement to record certain assets and liabilities at fair value may adversely affect our financial results.

We report certain assets, including investment securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk. Given the continued disruption in the capital markets, we may be required to recognize other-than-temporary impairments in future periods with respect to investment securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of our investment securities and our estimation of the anticipated recovery period.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our principal offices are located in the Financial Plaza of the Pacific in Honolulu, Hawaii. We own and lease other branch offices and operating facilities located throughout Hawaii and the Pacific Islands.

Item 3. Legal Proceedings

We are involved in various legal proceedings arising from normal business activities. We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of legal proceedings will have a material adverse effect on our financial position. However, we cannot presently determine whether or not any claims asserted against us or others to whom we may have indemnification obligations will have a material adverse effect on our results of operations in any future reporting period. See Note 17 related to commitments and contingencies for more information.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2008 to a vote of security holders through solicitation of proxies or otherwise.

Executive Officers of the Registrant:

Listed below are executive officers of the Parent as of February 20, 2009.

Allan R. Landon, 60
Chairman and Chief Executive Officer since September 2004; President from December 2003 to April 2008; Chief Operating Officer from May 2004 to August 2004; and Chief Financial Officer from February 2001 to April 2004.

Peter S. Ho, 43
President since April 2008; Vice Chairman and Chief Banking Officer since January 2006; Vice Chairman, Investment Services from April 2004 to December 2005; and Executive Vice President, Hawaii Commercial Banking Group from February 2003 to April 2004.

Kent T. Lucien, 55
Vice Chairman and Chief Financial Officer since April 2008; Trustee, C. Brewer & Co., Ltd. from April 2006 to December 2007; and Chief Executive Officer Operations, C. Brewer & Co., Ltd. from May 2001 to April 2006.

Mark A. Rossi, 60
Vice Chairman, Chief Administrative Officer, General Counsel, and Corporate Secretary since February 2007; President of Lane Powell PC from July 2004 to January 2007; and Partner of Lane Powell Spears Lubersky, LLP from April 1996 to July 2004.

Mary E. Sellers, 52
Vice Chairman and Chief Risk Officer since July 2005; and Executive Vice President, Director of Risk Management from June 2003 to June 2005.

Derek J. Norris, 59
Executive Vice President and Controller since December 2008; and Executive Vice President and General Auditor from January 2002 to December 2008.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Shareholders, and Dividends

Information regarding the historical market prices of the Parent's common stock and dividends declared on that stock are shown below.

Market Prices, Book Values, and Common Stock Dividends Per Share

	Market Price Range
					Dividends Declared
Year/Period	High	Low	Close	Book Value

2008	$70.00	$36.32	$45.17	$16.56	$1.77
First Quarter	52.93	40.95	49.56		0.44
Second Quarter	57.37	46.62	47.80		0.44
Third Quarter	70.00	37.46	53.45		0.44
Fourth Quarter	57.81	36.32	45.17		0.45
2007	$55.94	$46.05	$51.14	$15.44	$1.67
First Quarter	54.81	50.11	53.03		0.41
Second Quarter	55.00	50.64	51.64		0.41
Third Quarter	55.84	46.05	52.85		0.41
Fourth Quarter	55.94	47.56	51.14		0.44

The common stock of the Parent is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 20, 2009, there were 7,502 common shareholders of record.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]

October 1 - 31, 2008	1,227	$44.32	1,000	$85,356,214
November 1 - 30, 2008	1,826	47.03	–	85,356,214
December 1 - 31, 2008	4,077	42.59	–	85,356,214

Total	7,130	44.02	1,000

1
The months of October, November, and December 2008 included 227, 1,826, and 4,077 shares, respectively, purchased from employees in connection with stock swaps, income tax withholdings related to vesting of restricted stock, and shares purchased for a Rabbi Trust. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Parent's common stock on the dates of purchase.

2
The Parent repurchased shares during the fourth quarter of 2008 pursuant to its ongoing share repurchase program that was first announced in July 2001. The Parent announced an additional authorization for share repurchases of $50.0 million on October 24, 2008. As of February 20, 2009, $85.4 million remained of the total $1.70 billion total repurchase amount authorized by the Parent's Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Performance Graph

The following graph shows the cumulative total return for the Parent's common stock compared to the cumulative total returns for the Standard & Poor's ("S&P") 500 Index and the S&P Bank Index. The graph assumes that $100 was invested on December 31, 2003 in the Parent's common stock, the S&P 500 Index, and the S&P Bank Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes reinvestment of dividends.

Item 6. Selected Financial Data

Summary of Selected Consolidated Financial Data

(dollars in millions, except per share amounts)	2008	2007	2006	2005	2004

Year Ended December 31,
Operating Results
Net Interest Income	$418.8	$395.0	$402.6	$407.1	$390.6
Provision for Credit Losses	60.5	15.5	10.8	4.6	(10.0)
Net Income	192.2	183.7	180.4	181.6	173.3
Basic Earnings Per Share	4.03	3.75	3.59	3.50	3.26
Diluted Earnings Per Share	3.99	3.69	3.52	3.41	3.08
Dividends Declared Per Share	1.77	1.67	1.52	1.36	1.23
Performance Ratios
Net Income to Average Total Assets (ROA)	1.84%	1.75%	1.76%	1.81%	1.78%
Net Income to Average Shareholders' Equity (ROE)	24.54	25.15	25.90	24.83	22.78
Efficiency Ratio [1]	51.23	52.78	51.87	53.15	56.14
Operating Leverage [2]	10.00	0.76	3.13	10.54	26.33
Net Interest Margin [3]	4.33	4.08	4.25	4.38	4.32
Dividend Payout Ratio [4]	43.92	44.53	42.34	38.86	37.73
Average Shareholders' Equity to Average Assets	7.50	6.97	6.80	7.29	7.81
Average Balances
Average Loans and Leases	$6,542.2	$6,561.6	$6,369.2	$6,104.4	$5,786.6
Average Assets	10,448.2	10,472.1	10,241.4	10,023.7	9,745.5
Average Deposits	7,851.3	7,887.5	7,731.0	7,766.5	7,422.3
Average Shareholders' Equity	783.1	730.3	696.3	731.1	761.0
Weighted Average Shares Outstanding
Basic Weighted Average Shares	47,674,000	49,033,208	50,176,685	51,848,765	53,232,815
Diluted Weighted Average Shares	48,200,650	49,833,546	51,178,943	53,310,816	56,241,044
As of December 31,
Balance Sheet Totals
Loans and Leases	$6,530.2	$6,580.9	$6,623.2	$6,168.5	$5,986.9
Total Assets	10,763.5	10,472.9	10,571.8	10,187.0	9,766.2
Total Deposits	8,292.1	7,942.4	8,023.4	7,907.5	7,564.7
Long-Term Debt	203.3	235.4	260.3	242.7	252.6
Total Shareholders' Equity	790.7	750.3	719.4	693.4	814.8
Financial Ratios
Allowance to Loans and Leases Outstanding	1.89%	1.38%	1.37%	1.48%	1.78%
Tier 1 Capital Ratio [5]	11.24	10.32	9.99	10.36	12.13
Total Capital Ratio [5]	12.49	11.92	11.92	12.70	14.89
Leverage Ratio [5]	7.30	7.02	7.06	7.14	8.29
Non-Financial Data
Common Shareholders of Record	7,523	7,721	7,888	7,940	8,171
1
Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

2
Operating leverage is defined as the percentage change in income before provision for credit losses and provision for income taxes.

3
Net interest margin is defined as net interest income, on a fully taxable equivalent basis, as a percentage of average earning assets.

4
Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

5
Tier 1 capital, total capital, and leverage ratios as of December 31, 2007 were corrected from 10.36%, 11.96%, and 7.04%, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic and business environment in our service area and elsewhere, credit quality, and other financial and business matters in future periods. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be less favorable than expected; 2) changes in the securities markets, public debt markets, and other capital markets in the U.S. and globally; 3) the increase in government intervention in the U.S. financial system; 4) competitive pressure among financial services and products; 5) the impact of legislation and the regulatory environment; 6) fiscal and monetary policies of the markets in which we operate; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect our credit markets and ability to maintain our net interest margin; 12) unpredicted costs and other consequences of legal or regulatory matters involving the Company; 13) changes to the amount and timing of proposed common stock repurchases; and 14) geopolitical risk, military or terrorist activity, natural disaster, adverse weather, public health, and other conditions impacting us and our customers' operations. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled "Risk Factors" in Part I of this report. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. We do not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

Critical Accounting Estimates

Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 1 to the Consolidated Financial Statements. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Critical accounting estimates are defined as those that require assumptions or judgments to be made based on information available as of the date of the financial statements. Certain policies inherently have a greater reliance on the use of estimates. Those policies have a greater possibility of producing results that could be materially different than reported if there is a change to any of the estimates, assumptions, or judgments made by us. Based on the potential impact to the financial statements of the valuation methods, estimates, assumptions, and judgments used, we identified the determination of the reserve for credit losses, the valuation of mortgage servicing rights, the valuation of leased asset residual values, the fair value of financial instruments, the valuation of pension and postretirement benefit obligations, and the determination of income tax expense and liability to be the accounting estimates that are the most subjective or judgmental.

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

Valuation of Mortgage Servicing Rights

When mortgage loans are sold with servicing rights retained, a servicing asset is established and accounted for based on estimated fair values. An estimated fair value is used because there is no quoted or established market for valuation of mortgage servicing rights. The estimated fair value is determined using discounted cash flow modeling techniques, which requires us to make estimates and assumptions regarding the amount and timing of expected future cash flows, loan repayment rates, costs to service, and interest rates that reflect the risk involved. Our estimates of the fair value of mortgage servicing rights are sensitive to changes in the underlying estimates and assumptions. Had we assumed lower interest rates and higher loan repayment rates, the estimated fair value of the mortgage servicing rights could have been lower than recorded in our Consolidated Statements of Condition. See Note 4 to the Consolidated Financial Statements for more information on mortgage servicing rights.

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

Pension and Postretirement Benefit Obligations

Our pension and postretirement benefit obligations and net periodic benefit cost are actuarially determined based on a number of key assumptions, including the discount rate, estimated future return on plan assets, and the health care cost trend rate. Our determination of the pension and postretirement benefit obligations and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgment related to the amount and timing of expected future cash out-flows for benefit payments and cash in-flows for maturities and return on plan assets. Changes in estimates and assumptions related to mortality rates and future health care costs could also have a material impact to our financial condition or results of operations. The discount rate is used to determine the present value of future benefit obligations and the net periodic benefit cost. The discount rate used to value the future benefit obligation as of each year-end is the rate used to determine the periodic benefit cost in the following year.

The estimated pension and postretirement net periodic benefit cost for 2009 is $4.2 million, based on an assumed discount rate of 6.25%. The following table presents a sensitivity analysis of a 25 basis point change in discount rates to the net periodic benefit cost and benefit obligation:

Discount Rate Sensitivity Analysis	Table 1

	Impact of
(dollars in thousands)	Base Discount Rate	Discount Rate 25 Basis Point Increase	Discount Rate 25 Basis Point Decrease

2008 Net Periodic Benefit Cost, Pension Benefits	6.85%	$(168)	$162
2008 Net Periodic Benefit Cost, Postretirement Benefits	6.85%	(61)	65
Pension Benefit Obligation as of December 31, 2008	6.25%	(2,341)	2,449
Postretirement Benefit Obligation as of December 31, 2008	6.25%	(774)	811
Estimated 2009 Net Periodic Benefit Cost, Pension Benefits	6.25%	(156)	160
Estimated 2009 Net Periodic Benefit Cost, Postretirement Benefits	6.25%	(65)	68

See Note 13 to the Consolidated Financial Statements for more information on our pension and postretirement benefit plans.

Income Taxes

We determine our liabilities for income taxes based on current tax regulation and interpretations in tax jurisdictions where our income is subject to taxation. Currently, we file tax returns in 11 federal, state and local domestic jurisdictions, and four foreign jurisdictions. In estimating income taxes payable or receivable, we assess the relative merits and risks of the appropriate tax treatment considering statutory, judicial, and regulatory guidance in the context of each tax position. Accordingly, previously estimated liabilities are regularly reevaluated and adjusted, through the provision for income taxes.

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

Reclassifications

Certain prior period information in Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") has been reclassified to conform to the 2008 presentation.

Overview

We are a regional financial services company serving businesses, consumers, and governments in Hawaii, American Samoa, and the West Pacific. Our main operating subsidiary, the Bank, was founded in 1897 and is the largest independent financial institution in Hawaii.

"Maximizing shareholder value over time" remains our governing objective. Our vision is "exceptional people building exceptional value for our customers, our island communities, our shareholders, and each other."

In striving to fulfill our governing objective and vision, we introduced our 2007+ Plan ("Plan") to our shareholders, customers, and employees in January 2007. Our Plan, which we continued to follow in 2008, focused on soundness and on disciplined management of lending, investing, compliance, capital, and liquidity.

Plan Financial Objectives and Earnings Summary

Our Plan was prepared with the expectation that economic growth in Hawaii could slow in 2007 and beyond. Our Plan was based on assumptions of moderate growth in revenues and consistent, positive operating leverage. Our Plan also allowed us to adjust for economic softness as we became increasingly cautious in 2008. Our Plan is to grow with the markets that we serve, while maintaining our conservative risk profile.

In 2008, the U.S. economy, and in particular the financial services industry, faced unprecedented challenges. Although we were not immune to these external factors, 2008 produced solid financial results.

The following summarizes our Plan financial objectives compared with our financial results for 2008:

Financial Objectives	Table 2

Performance Ratios	Plan Financial Objectives	2008 Results

Average ROA	Above 1.70%	1.84%
Average ROE	Above 25.00%	24.54%
Efficiency Ratio	Approaching 50.00%	51.23%
Operating Leverage	Positive	10.00%

Net income for 2008 was $192.2 million, an increase of 5% from 2007. Diluted earnings per share were $3.99 for 2008, an increase of 8% from 2007. Our solid financial performance in 2008 was primarily due to a $23.8 million or 6% increase in net interest income from 2007, a result of a 25 basis point increase in our net interest margin to 4.33%.

Our solid financial performance in 2008 was also positively impacted by three transactions:

  •
  $13.7 million pre-tax gain resulting from the mandatory redemption of our Visa, Inc. ("Visa") shares, as well as a $5.6 million reversal of previously recorded contingency accruals related to Visa legal matters;

  •
  $11.6 million pre-tax gain resulting from the sale of our equity interest in an aircraft lease. This sale also resulted in a net benefit for income taxes from the adjustment of previously recognized tax liabilities. After-tax gains from this transaction were $13.0 million; and

  •
  $8.9 million net gain related to the settlement of our Sale-In Lease-Out ("SILO") transactions with the Internal Revenue Service (the "IRS"). This amount was comprised of a $4.0 million decrease to lease financing interest income and a $12.9 million credit to the provision for income taxes.

Our actions in 2008 were influenced by the weakening economy and uncertainties regarding the impact of government regulation. We strengthened our balance sheet in 2008, with increased levels of deposits, reserves for credit losses, and capital.

  •
  Total deposits were $8.3 billion as of December 31, 2008, an increase of $349.7 million or 4% from the balance as of December 31, 2007;

  •
  We increased our reserve for credit losses by $32.5 million or 34% during 2008, to reflect increased risk due to the overall softening of the economy, and risk in the credit and financial markets; and

  •
  We significantly increased our capital. Our leverage ratio was 7.30% as of December 31, 2008 compared to 7.02% as of December 31, 2007. Also, our Tier 1 capital ratio was 11.24% as of December 31, 2008 compared to 10.32% as of December 31, 2007.

In December 2008, we decided not to participate in the U.S. Treasury's TARP/CPP. Rather than relying on government funding, we focused on increasing deposits and building capital. We have substantial resources for investment and lending, and will make such investments as opportunities and conditions warrant.

We anticipate that the challenging economic environment will continue in 2009. We will focus on maintaining high levels of liquidity, as well as strong capital and reserves for credit losses. Special emphasis will be given to workforce productivity, technology and service enhancement, and management of risk and expenses.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a taxable equivalent basis, is presented in Table 4.

Average Balances and Interest Rates – Taxable Equivalent Basis	Table 3

	2008			2007			2006

(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Earning Assets
Interest-Bearing Deposits	$20.1	$0.4	2.27%	$29.3	$1.5	5.28%	$5.4	$0.2	3.92%
Funds Sold	78.6	1.6	2.04	60.3	3.1	5.06	15.2	0.8	5.06
Investment Securities
Trading	94.1	4.7	4.99	122.6	4.9	4.00	–	–	–
Available-for-Sale	2,604.4	140.0	5.38	2,516.7	130.5	5.19	2,598.8	127.5	4.91
Held-to-Maturity	263.7	11.9	4.50	329.5	14.9	4.53	417.6	18.3	4.37
Loans Held for Sale	8.8	0.5	5.72	9.0	0.6	6.43	9.7	0.6	6.38
Loans and Leases [1]
Commercial and Industrial	1,061.7	58.4	5.50	1,054.8	78.1	7.40	987.8	72.7	7.36
Commercial Mortgage	683.1	41.9	6.14	624.5	42.5	6.81	598.5	40.3	6.73
Construction	173.4	10.3	5.93	250.1	19.6	7.86	197.3	16.2	8.19
Commercial Lease Financing	471.8	13.2	2.80	470.3	15.0	3.19	478.2	14.6	3.05
Residential Mortgage	2,484.9	150.9	6.07	2,488.2	152.5	6.13	2,447.4	146.0	5.97
Home Equity	997.9	58.9	5.90	961.4	72.7	7.56	925.2	68.7	7.43
Automobile	411.8	33.4	8.11	432.0	35.3	8.18	433.8	34.6	7.97
Other [2]	257.6	23.2	9.01	280.3	30.1	10.72	301.0	31.8	10.59

Total Loans and Leases	6,542.2	390.2	5.96	6,561.6	445.8	6.79	6,369.2	424.9	6.67

Other	79.6	1.7	2.11	79.4	1.5	1.83	79.4	1.1	1.45

Total Earning Assets [3]	9,691.5	551.0	5.69	9,708.4	602.8	6.21	9,495.3	573.4	6.04

Cash and Noninterest-Bearing Deposits	273.3			288.9			301.2
Other Assets	483.4			474.8			444.9

Total Assets	$10,448.2			$10,472.1			$10,241.4

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,663.7	5.5	0.33	$1,521.7	15.3	1.01	$1,575.5	15.5	0.98
Savings	2,808.7	28.6	1.02	2,745.8	54.1	1.97	2,720.3	38.4	1.41
Time	1,637.2	48.3	2.95	1,728.4	68.4	3.96	1,484.8	49.8	3.35

Total Interest-Bearing Deposits	6,109.6	82.4	1.35	5,995.9	137.8	2.30	5,780.6	103.7	1.79

Short-Term Borrowings	106.2	1.7	1.65	127.9	6.3	4.94	177.7	8.8	4.97
Securities Sold Under Agreements to Repurchase	1,083.3	33.8	3.12	1,044.8	47.0	4.50	932.4	42.2	4.52
Long-Term Debt	218.2	13.4	6.15	251.9	15.8	6.22	249.8	15.4	6.15

Total Interest-Bearing Liabilities	7,517.3	131.3	1.75	7,420.5	206.9	2.79	7,140.5	170.1	2.38

Net Interest Income		$419.7			$395.9			$403.3

Interest Rate Spread			3.94%			3.42%			3.66%
Net Interest Margin			4.33%			4.08%			4.25%
Noninterest-Bearing Demand Deposits	1,741.8			1,891.6			1,950.4
Other Liabilities	406.0			429.7			454.2
Shareholders' Equity	783.1			730.3			696.3

Total Liabilities and Shareholders' Equity	$10,448.2			$10,472.1			$10,241.4

1
Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

2
Comprised of other consumer revolving credit, installment, and consumer lease financing.

3
Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $945,000, $923,000, and $696,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Analysis of Change in Net Interest Income – Taxable Equivalent Basis	Table 4

	Year Ended December 31, 2008 Compared to 2007			Year Ended December 31, 2007 Compared to 2006
(dollars in millions)	Volume [1]	Rate [1]	Total	Volume [1]	Rate [1]	Total

Change in Interest Income:
Interest-Bearing Deposits	$(0.4)	$(0.7)	$(1.1)	$1.2	$0.1	$1.3
Funds Sold	0.7	(2.2)	(1.5)	2.3	–	2.3
Investment Securities
Trading	(1.3)	1.1	(0.2)	4.9	–	4.9
Available-for-Sale	4.6	4.9	9.5	(4.1)	7.1	3.0
Held-to-Maturity	(2.9)	(0.1)	(3.0)	(4.0)	0.6	(3.4)
Loans Held for Sale	–	(0.1)	(0.1)	–	–	–
Loans and Leases
Commercial and Industrial	0.5	(20.2)	(19.7)	5.0	0.4	5.4
Commercial Mortgage	3.8	(4.4)	(0.6)	1.7	0.5	2.2
Construction	(5.2)	(4.1)	(9.3)	4.1	(0.7)	3.4
Commercial Lease Financing	0.1	(1.9)	(1.8)	(0.2)	0.6	0.4
Residential Mortgage	(0.2)	(1.4)	(1.6)	2.5	4.0	6.5
Home Equity	2.6	(16.4)	(13.8)	2.7	1.3	4.0
Automobile	(1.6)	(0.3)	(1.9)	(0.2)	0.9	0.7
Other [2]	(2.3)	(4.6)	(6.9)	(2.1)	0.4	(1.7)

Total Loans and Leases	(2.3)	(53.3)	(55.6)	13.5	7.4	20.9

Other	–	0.2	0.2	–	0.4	0.4

Total Change in Interest Income	(1.6)	(50.2)	(51.8)	13.8	15.6	29.4

Change in Interest Expense:
Interest-Bearing Deposits
Demand	1.4	(11.2)	(9.8)	(0.6)	0.4	(0.2)
Savings	1.2	(26.7)	(25.5)	0.3	15.4	15.7
Time	(3.5)	(16.6)	(20.1)	8.8	9.8	18.6

Total Interest-Bearing Deposits	(0.9)	(54.5)	(55.4)	8.5	25.6	34.1

Short-Term Borrowings	(0.9)	(3.7)	(4.6)	(2.4)	(0.1)	(2.5)
Securities Sold Under Agreements to Repurchase	1.7	(14.9)	(13.2)	5.0	(0.2)	4.8
Long-Term Debt	(2.2)	(0.2)	(2.4)	0.2	0.2	0.4

Total Change in Interest Expense	(2.3)	(73.3)	(75.6)	11.3	25.5	36.8

Change in Net Interest Income	$0.7	$23.1	$23.8	$2.5	$(9.9)	$(7.4)

1
The changes for each category of interest income and expense are allocated between the portion of changes attributable to the variance in volume and rate for that category.

2
Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income

The amount of net interest income is affected by both changes in interest rates (rate) and the amount and composition of earning assets and interest-bearing liabilities (volume). Net interest income benefited significantly from the lower interest rate environment in 2008 and as our liabilities re-priced faster than our assets.

Net interest income, on a taxable equivalent basis, increased by $23.8 million or 6% in 2008 from 2007, primarily due to lower funding costs and the effects of a steeper yield curve in 2008. Net interest margin increased by 25 basis points in 2008 from 2007. Rates paid on interest-bearing deposits decreased by 95 basis points in 2008, reflecting the full effects of a decreasing interest rate environment during 2008. Also contributing to our lower funding costs was a 138 basis point decrease in rates paid on securities sold under agreements to repurchase in 2008. The decrease in our funding costs more than offset the decrease in interest income from our earning assets. Yields on our loans and leases decreased by 83 basis points in 2008 from 2007. Yields were 190 basis points lower in our commercial and industrial portfolio and 166 basis points lower in our home equity portfolio, as interest rates reset on these variable rate products.

Average balances of our interest earning assets and interest-bearing liabilities changed only slightly in 2008 from 2007. Average interest-bearing liabilities increased by $96.8 million or 1% in 2008 from 2007, primarily due to growth in interest-bearing demand and savings deposits as customers moved balances to more liquid accounts. Also contributing to the increase in average interest-bearing liabilities was a $38.5 million increase in average balances in securities sold under agreements to repurchase. Average earning assets decreased by $16.9 million or less than 1% in 2008 from 2007.

Net interest income, on a taxable equivalent basis, decreased by $7.4 million or 2% in 2007 from 2006, primarily due to increased funding costs. Net interest margin decreased by 17 basis points in 2007 from 2006, primarily due to the prolonged effects of the inverted or flat yield curve. Rates paid on interest-bearing deposits increased by 51 basis points in 2007, reflecting the full effects of a rising interest rate environment during 2006. The increase in our funding costs more than offset the increase in interest income from our earning assets. Yields on our loans and leases increased by 12 basis points in 2007 from 2006. Yields were also 28 basis points higher in our investment securities available-for-sale in 2007 from 2006, primarily as a result of reinvestment in higher yielding investment securities as well as a decrease in the level of prepayments.

Average interest-bearing liabilities increased by $280.0 million or 4% in 2007 from 2006, primarily due to growth in time deposits. Average time deposit balances increased by $243.6 million as customers sought higher rate deposit products. Also contributing to the increase in average interest-bearing liabilities was a $112.4 million increase in average balances in securities sold under agreements to repurchase. Average long-term debt, the costliest of our interest-bearing liabilities, remained relatively unchanged in 2007 from 2006. Average loans and leases increased by $192.4 million or 3% in 2007 from 2006, with growth in substantially all loan categories. Average balances in investment securities declined slightly in 2007 from 2006.

Provision for Credit Losses

The Provision for Credit Losses (the "Provision") reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance. We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period. The Provision is determined through detailed quarterly analyses of the loan and lease portfolio. The Provision is based on our loss experience, changes in the economic environment, as well as an ongoing assessment of our credit quality. The Provision was $60.5 million in 2008, $15.5 million in 2007, and $10.8 million in 2006. The Provision recorded in 2008 increased the Allowance to $123.5 million as of December 31, 2008, which is reflective of higher levels of net loans and leases charged-off and a slowdown in local economic activity. For further discussion on the Allowance, see the "Corporate Risk Profile – Allowance for Loan and Lease Losses" section in MD&A.

Noninterest Income

Table 5 presents the major components of noninterest income for 2008, 2007, and 2006.

Noninterest Income	Table 5

	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2008	2007	2006	2008 to 2007	2007 to 2006	2008 to 2007	2007 to 2006

Trust and Asset Management	$57,014	$62,926	$58,740	$(5,912)	$4,186	(9)%	7%
Mortgage Banking	8,164	11,725	10,562	(3,561)	1,163	(30)	11
Service Charges on Deposit Accounts	50,845	46,260	41,756	4,585	4,504	10	11
Fees, Exchange, and Other Service Charges	66,524	65,825	62,441	699	3,384	1	5
Investment Securities Gains, Net	532	1,485	172	(953)	1,313	(64)	763
Insurance	24,575	23,177	20,388	1,398	2,789	6	14
Other Income:
Gain on Mandatory Redemption of Visa Shares	13,737	–	–	13,737	–	n.m.	n.m.
Gain on the Sale of Leased Assets	12,209	3,126	2,708	9,083	418	291	15
Income from Bank-Owned Life Insurance	8,369	7,773	6,090	596	1,683	8	28
Gain on the Sale of Real Estate	–	3,095	–	(3,095)	3,095	n.m.	n.m.
Other	16,144	15,095	13,319	1,049	1,776	7	13

Total Other Income	50,459	29,089	22,117	21,370	6,972	73	32

Total Noninterest Income	$258,113	$240,487	$216,176	$17,626	$24,311	7%	11%

n.m. – not meaningful.

Trust and asset management income is comprised of fees earned from the management and administration of trust and other customer assets. These fees are in large part based upon the market value of the assets that we manage. Total trust assets under administration were $9.8 billion as of December 31, 2008, $13.0 billion as of December 31, 2007, and $12.6 billion as of December 31, 2006. Trust and asset management income decreased by 9% in 2008 from 2007 primarily due to a $3.2 million decrease in investment advisory fees and a $2.7 million decrease in fees from accounts under management. Both decreases were affected by the decline in the value of equity markets over this period. Trust and asset management income increased in 2007 from 2006 primarily due to a $2.0 million increase in fees from new accounts under management as well as an increase in fees from existing accounts as a result of an increase in the market value of assets under managements.

Mortgage banking income for 2008, 2007, and 2006 was comprised of the following:

Mortgage Banking	Table 6

(dollars in thousands)	2008	2007	2006

Mortgage Origination and Servicing Activities
Servicing Income	$6,297	$6,105	$6,117
Net Gains on the Sale of Residential Mortgage Loans	996	685	1,080
Mortgage Loan Fees	2,463	2,484	2,041

Total Mortgage Origination and Servicing Activities	9,756	9,274	9,238

Mortgage Servicing Rights and Derivative Financial Instruments
Net Change in the Fair Value of Mortgage Servicing Rights
Due to Originations and Payoffs [1]	(2,205)	(40)	3,963
Net Change in the Fair Value of Mortgage Servicing Rights
Due to Changes in Valuation Assumptions
and the Fair Value of Designated Securities [2]	(7,564)	2,449	–
Net Losses Related to Mortgage Servicing Rights
Under the Amortization Method	(340)	–	(2,536)
Net Gains (Losses) on Derivative Financial Instruments	8,517	42	(103)

Total Mortgage Servicing Rights and Derivative Financial Instruments	(1,592)	2,451	1,324

Total Mortgage Banking	$8,164	$11,725	$10,562

1
Principally represents changes due to loan payoffs and loan sales with servicing rights retained.

2
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

Mortgage banking income is highly influenced by mortgage interest rates and the housing market. Mortgage banking income decreased by 30% in 2008 from 2007 primarily due to a $12.5 million decrease in income related to the estimated fair value of our mortgage servicing rights, net of the change in fair value of our designated trading securities. The decrease in our income from mortgage servicing rights was primarily due to higher loan repayment rate assumptions in 2008 as a result of lower interest rates on mortgage-based products and the resulting increase in refinancing activity. This was partially offset by an $8.5 million increase in net gains on our derivative financial instruments in 2008. Our adoption of SAB No. 109 on January 1, 2008 had the effect of accelerating gain recognition of the estimated fair value of our mortgage servicing rights related to the loan from the loan sale date to the loan commitment date. Derivative gains related to our application of SAB No. 109 in 2008 were $7.6 million. Mortgage loan originations were $866.3 million in 2008, a $55.6 million or 7% increase compared to 2007. The increase in mortgage loan originations in 2008 compared to 2007 was primarily due to higher refinancing activity due to lower mortgage interest rates. Servicing income has also remained stable in 2008, as our portfolio of residential mortgage loans serviced for third parties was $2.7 billion as of December 31, 2008 compared to $2.5 billion as of December 31, 2007.

Mortgage banking income increased by 11% in 2007 from 2006 primarily due to the discontinuation of the amortization of mortgage servicing rights in 2007. This was partially offset by a $1.6 million decrease in income related to the estimated fair value of our mortgage servicing rights, net of the change in fair value of our designated trading securities. Mortgage loan originations were $775.9 million in 2007, a $66.7 million decrease from 2006. See Note 4 to the Consolidated Financial Statements for more information on mortgage servicing rights.

Service charges on deposit accounts increased by 10% in 2008 from 2007 primarily due to a $4.4 million increase in account analysis fees on analyzed business checking accounts as a result of lower earnings credit rates on customer accounts. Service charges on deposit accounts increased by 11% in 2007 from 2006 primarily due to a $4.9 million increase in overdraft fees as a result of fee schedule changes as well as an increase in the number of transactional deposit accounts.

Fees, exchange, and other service charges are primarily comprised of debit card income, fees from ATMs, merchant service activity, and other loan fees and service charges. The increase in fees, exchange, and other service charges in 2008 from 2007 was primarily due to a $1.4 million increase in debit card income and a $0.6 million increase in fees from facilitating interest rate swaps on behalf of our customers. This was partially offset by a $1.2 million decrease in fees from ATMs. The increase in fees, exchange, and other service charges in 2007 from 2006 was primarily due to a $3.7 million increase in debit card income and a $1.0 million increase in fees from facilitating interest rate swaps on behalf of our customers. This was partially offset by a $0.6 million decrease in other loan fees and a $0.4 million decrease in fees from ATMs. The increases in debit card income for both periods were due to higher transactional volume from new and existing debit cardholders.

Insurance income is comprised of commission income derived from our retail and wholesale insurance businesses. Insurance income increased by 6% in 2008 from 2007 primarily due to a $1.2 million increase in income from annuity and life insurance products and a $0.8 million increase in contingent commission income. This was partially offset by a $0.4 million decrease in income from life insurance premiums. The increase in income from fixed annuity products was a result of customers preferring conservative investment alternatives in light of equity market conditions. Insurance income increased by 14% in 2007 from 2006 primarily due to a $1.2 million increase in income from annuity and life insurance products as well as a $1.1 million increase in contingent commission income.

Other noninterest income increased by 73% in 2008 from 2007 primarily due to the $13.7 million gain from the mandatory redemption of our Visa shares and the $11.6 million gain on the sale of our equity interest in an aircraft lease. Also contributing to the increase was a $3.6 million change in the estimated fair value of our subordinated notes, partially offset by a $1.4 million decrease in commission income from the sale of mutual funds. Other noninterest income increased by 32% in 2007 from 2006 primarily due to the gain on the sale of real estate, increased income from bank-owned life insurance, higher income from low-income housing investments, and higher commission income from the sale of mutual funds.

Noninterest Expense

Table 7 presents the major components of noninterest expense for 2008, 2007, and 2006.

Noninterest Expense	Table 7

	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2008	2007	2006	2008 to 2007	2007 to 2006	2008 to 2007	2007 to 2006

Salaries and Benefits:
Salaries	$120,440	$115,856	$110,203	$4,584	$5,653	4%	5%
Incentive Compensation	19,369	15,505	17,150	3,864	(1,645)	25	(10)
Cash for Stock Grants	4,640	–	–	4,640	–	n.m.	n.m.
Share-Based Compensation	5,049	6,330	5,322	(1,281)	1,008	(20)	19
Commission Expense	6,941	7,444	7,168	(503)	276	(7)	4
Retirement and Other Benefits	14,660	15,131	17,212	(471)	(2,081)	(3)	(12)
Payroll Taxes	10,175	9,910	9,791	265	119	3	1
Medical, Dental, and Life Insurance	9,010	9,289	7,900	(279)	1,389	(3)	18
Separation Expense	1,674	1,400	1,711	274	(311)	20	(18)

Total Salaries and Benefits	191,958	180,865	176,457	11,093	4,408	6	2

Net Occupancy	45,129	40,073	38,976	5,056	1,097	13	3
Net Equipment	18,143	19,274	20,127	(1,131)	(853)	(6)	(4)
Professional Fees	11,511	11,206	6,854	305	4,352	3	63
Other Expense:
Data Services	13,406	13,456	13,029	(50)	427	–	3
Delivery and Postage Services	10,812	10,337	10,049	475	288	5	3
Legal Contingencies	3,016	–	–	3,016	–	n.m.	n.m.
Bank of Hawaii Charitable Foundation and Other Contributions	2,250	–	1,500	2,250	(1,500)	n.m.	n.m.
Call Premium on Capital Securities	991	–	–	991	–	n.m.	n.m.
Accrual (Reversal) of Visa Legal Costs	(5,649)	5,649	–	(11,298)	5,649	n.m.	n.m.
Other	55,207	54,547	53,970	660	577	1	1

Total Other Expense	80,033	83,989	78,548	(3,956)	5,441	(5)	7

Total Noninterest Expense	$346,774	$335,407	$320,962	$11,367	$14,445	3%	5%

n.m.
– not meaningful.

Total salaries and benefits increased by 6% in 2008 from 2007 primarily due to cash for stock grants, broad-based incentive awards, and annual merit increases. The $4.6 million cash for stock grants related to a change in our practice of equity compensation for senior management. Senior officers, other than executive officers, received cash grants to encourage them to purchase our common stock in lieu of receiving restricted stock grants. Incentive compensation increased in 2008 from 2007 primarily due to $1.6 million in broad-based incentive awards which was designed to reward employees who helped us achieve solid financial performance despite the challenging economic environment in 2008. Employees eligible for this award were those employees who did not earn bonuses, commissions, or other incentives as a part of their compensation during 2008. Partially offsetting these increases in 2008 were reduced pension costs, as a result of assumption changes, and reduced executive retention expense. Total salaries and benefits increased by 2% in 2007 from 2006 primarily due to annual merit increases. Share-based compensation also contributed to the increase due to a $1.0 million expense related to an executive retention agreement that ended on December 31, 2007. Another contributing factor to higher salaries and benefits expense in 2007 was an increase in group medical insurance expense. These increases were partially offset by a reduction in postretirement medical benefits expense, as a result of our decision to amend our plan to reduce retirement benefit costs, and reduced incentive compensation.

Net occupancy increased by 13% in 2008 from 2007 primarily due to a $2.2 million increase in utilities expense as well as a $2.1 million increase in net rental expense. The increase in net rental expense was primarily related to our new Waikiki branch and the opening of two new in-store branches. Net occupancy expense increased by 3% in 2007 from 2006 primarily due to a $1.6 million increase in utilities expense, partially offset by a $0.4 million decrease in depreciation and amortization expense. The increase in utilities expense in 2008 and 2007 were primarily due to higher energy costs.

Professional fees remained relatively unchanged in 2008 from 2007. Professional fees increased by $4.4 million in 2007 from 2006 primarily due to a $4.0 million reduction in legal fees in 2006 as a result of the conclusion of various legal matters.

Other noninterest expense decreased by 5% in 2008 from 2007 primarily due to a $5.6 million reversal of previously recorded Visa contingency accruals. Also contributing to the decrease in other noninterest expense in 2008 was a $1.8 million fraud loss recorded in 2007. These items were partially offset by a $3.0 million increase in our reserves for legal contingencies, a $2.3 million increase in our contributions to the Bank of Hawaii Charitable Foundation and other charitable organizations, and a $1.0 million call premium related to our Bancorp Hawaii Capital Trust I Capital Securities ("Capital Securities"). Other noninterest expense increased by 7% in 2007 from 2006 primarily due to the $5.6 million Visa contingency accruals. See Note 17 to the Consolidated Financial Statements for more information on the Visa legal matters.

Income Taxes

Our provision for income taxes and effective tax rates for 2008, 2007, and 2006 were as follows:

Provision for Income Taxes and Effective Tax Rates	Table 8

(dollars in thousands)	Provision	Effective Tax Rates

2008	$ 77,388	28.70%
2007	100,888	35.45
2006	106,710	37.17

The lower effective tax rate in 2008 from 2007 was primarily due to a $12.9 million credit to the provision for income taxes recorded in September 2008. This credit was the result of our acceptance of the settlement initiative from the IRS related to our SILO transactions. Also favorably impacting our effective tax rate in 2008 was a pre-tax gain from the sale of our equity interest in an aircraft leveraged lease that would have resulted in an income tax expense of approximately $4.6 million, based on statutory income tax rates. However, due to the timing of the sale of our equity interest and the adjustment of previously recognized income tax liabilities, this transaction resulted in a $1.4 net credit to the provision for income taxes. As a result, the total income tax benefit from this transaction was approximately $6.0 million.

The lower effective tax rate in 2007 from 2006 was primarily due to an $8.2 million charge recorded to the provision for income taxes in 2006 related to a change in tax law. The 2007 effective tax rate was also favorably impacted by $0.5 million in higher tax credits realized from our investments in the State of Hawaii's qualified high technology business investment program and by a $0.4 million credit to the provision for income taxes as a result of the effective settlement of our Lease-In Lease-Out ("LILO") transaction. See Note 15 to the Consolidated Financial Statements for more information.

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

We evaluate several performance measures of the business segments, the most important of which are net income after capital charge ("NIACC") and risk adjusted return on capital ("RAROC"). NIACC is economic net income less a charge for the cost of allocated capital. The cost of allocated capital is determined by multiplying our estimate of a shareholder's minimum required rate of return on the cost of capital invested (10% for 2008) by the segment's allocated equity. We assume a cost of capital that is equal to a risk-free rate plus a risk premium. RAROC is the ratio of economic net income to risk-adjusted equity. Equity is allocated to each business segment based on an assessment of its inherent risk. The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to our overall asset and liability management activities on a proportionate basis. The basis for the allocation of net interest income is a function of our assumptions that are subject to change based on changes in current interest rates and market conditions. Funds transfer pricing also serves to transfer interest rate risk to Treasury. However, the other business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions within guidelines. Adjustments to Allocated Net Income include the replacement of the Provision with the higher of an economic provision or the Provision, the replacement of the hedge effectiveness of our mortgage servicing rights with an amortization approach, the reversal of an earnings credit related to the Allowance, as well as the tax effect of these adjustments. The economic provision is a statistically derived estimate of annual expected credit losses over an economic cycle.

We consider NIACC to be a measure of shareholder value creation. Our NIACC was $109.8 million in 2008, $91.7 million in 2007, and $94.1 million in 2006. See Note 12 to the Consolidated Financial Statements for more information on our business segments.

Table 9 summarizes NIACC and RAROC results for our business segments for 2008, 2007, and 2006.

Business Segment Selected Financial Information	Table 9

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Total	Treasury and Other	Consolidated Total

Year Ended December 31, 2008
Net Interest Income	$232,454	$162,711	$15,643	$410,808	$7,969	$418,777
Provision for Credit Losses	19,607	40,655	1,088	61,350	(835)	60,515

Net Interest Income After Provision for Credit Losses	212,847	122,056	14,555	349,458	8,804	358,262
Noninterest Income	112,091	53,826	69,452	235,369	22,744	258,113
Noninterest Expense	(174,050)	(96,125)	(64,917)	(335,092)	(11,682)	(346,774)

Income Before Provision for Income Taxes	150,888	79,757	19,090	249,735	19,866	269,601
Provision for Income Taxes	(55,836)	(30,723)	(7,063)	(93,622)	16,234	(77,388)

Allocated Net Income	95,052	49,034	12,027	156,113	36,100	192,213
Adjustments to Allocated Net Income	(4,707)	(6,272)	(208)	(11,187)	7,150	(4,037)

Income Before Capital Charge	90,345	42,762	11,819	144,926	43,250	188,176
Capital Charge	(19,040)	(16,417)	(5,750)	(41,207)	(37,149)	(78,356)

Net Income After Capital Charge (NIACC)	$71,305	$26,345	$6,069	$103,719	$6,101	$109,820

RAROC (ROE for the Company)	47%	26%	21%	35%	58%	25%

Total Assets as of December 31, 2008	$3,696,518	$3,029,799	$278,748	$7,005,065	$3,758,410	$10,763,475

Year Ended December 31, 2007
Net Interest Income	$224,236	$161,962	$14,215	$400,413	$(5,395)	$395,018
Provision for Credit Losses	7,056	8,469	258	15,783	(276)	15,507

Net Interest Income After Provision for Credit Losses	217,180	153,493	13,957	384,630	(5,119)	379,511
Noninterest Income	105,490	40,332	75,571	221,393	19,094	240,487
Noninterest Expense	(166,245)	(94,087)	(63,672)	(324,004)	(11,403)	(335,407)

Income Before Provision for Income Taxes	156,425	99,738	25,856	282,019	2,572	284,591
Provision for Income Taxes	(57,871)	(36,784)	(9,567)	(104,222)	3,334	(100,888)

Allocated Net Income	98,554	62,954	16,289	177,797	5,906	183,703
Adjustments to Allocated Net Income	(4,902)	(7,363)	(203)	(12,468)	772	(11,696)

Income Before Capital Charge	93,652	55,591	16,086	165,329	6,678	172,007
Capital Charge	(20,461)	(17,870)	(6,229)	(44,560)	(35,765)	(80,325)

Net Income (Loss) After Capital Charge (NIACC)	$73,191	$37,721	$9,857	$120,769	$(29,087)	$91,682

RAROC (ROE for the Company)	50%	34%	28%	41%	5%	25%

Total Assets as of December 31, 2007	$3,690,551	$3,095,861	$254,756	$7,041,168	$3,431,774	$10,472,942

Year Ended December 31, 2006
Net Interest Income	$215,938	$159,012	$13,640	$388,590	$14,023	$402,613
Provision for Credit Losses	5,291	7,165	(1)	12,455	(1,697)	10,758

Net Interest Income After Provision for Credit Losses	210,647	151,847	13,641	376,135	15,720	391,855
Noninterest Income	99,148	37,687	69,293	206,128	10,048	216,176
Noninterest Expense	(165,000)	(87,296)	(62,185)	(314,481)	(6,481)	(320,962)

Income Before Provision for Income Taxes	144,795	102,238	20,749	267,782	19,287	287,069
Provision for Income Taxes	(53,573)	(46,596)	(7,677)	(107,846)	1,136	(106,710)

Allocated Net Income	91,222	55,642	13,072	159,936	20,423	180,359
Adjustments to Allocated Net Income	(3,191)	(6,581)	(878)	(10,650)	1,023	(9,627)

Income Before Capital Charge	88,031	49,061	12,194	149,286	21,446	170,732
Capital Charge	(20,286)	(17,907)	(6,106)	(44,299)	(32,307)	(76,606)

Net Income (Loss) After Capital Charge (NIACC)	$67,745	$31,154	$6,088	$104,987	$(10,861)	$94,126

RAROC (ROE for the Company)	48%	30%	22%	37%	15%	26%

Total Assets as of December 31, 2006	$3,616,858	$3,165,803	$199,273	$6,981,934	$3,589,881	$10,571,815

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses. Loan and lease products include residential mortgage loans, home equity lines of credit, and installment loans. Deposit products include checking, savings, and time deposit accounts. Retail Banking also provides merchant services to its small business customers. Products and services from Retail Banking are delivered to customers through 73 Hawaii branch locations, 462 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service. This segment also offers retail property, casualty, and life insurance products.

Financial measures decreased in 2008 from 2007 primarily due to an increase in the Provision and noninterest expense. This was partially offset by higher net interest income and noninterest income. The $12.6 million increase in the Provision was primarily due to higher net loan losses and risk in the segment's consumer portfolios. The $7.8 million increase in noninterest expense was primarily due to increased debit card usage, occupancy, and salaries and benefits expense, as well as higher allocated expenses to the segment related to earnings-based incentive compensation. The $8.2 million increase in net interest income was primarily due to lower loan funding costs and higher deposit earnings credits, which was partially offset by lower average deposit balances. The $6.6 million increase in noninterest income was primarily due to higher fee income from overdraft fees and debit card transactions. Retail Banking's capital charge decreased by $1.4 million in 2008 from 2007, primarily due to a lower rate assessed on allocated capital in 2008.

Financial measures improved in 2007 from 2006 primarily due to higher net interest income and noninterest income. This was partially offset by an increase in the Provision and noninterest expense. The $8.3 million increase in net interest income was primarily due to higher earnings credits on the segment's deposit portfolio, which was partially offset by lower average deposit balances. The $6.3 million increase in noninterest income was primarily due to higher fee income from transaction volume and growth in the number of transactional deposit accounts, as well as higher interchange income from debit card transactions. The $1.8 million increase in the Provision was primarily due to increased risk in the segment's consumer and small business lending portfolios. The $1.2 million increase in noninterest expense was primarily due to increased debit card usage and higher salaries and benefits expense. Retail Banking's capital charge remained relatively unchanged in 2007 from 2006.

Commercial Banking

Commercial Banking offers products including corporate banking, commercial real estate loans, commercial lease financing, auto dealer financing, consumer automobile loans and leases, deposit and cash management products, and wholesale property and casualty insurance products. Commercial lending, deposit, and cash management services are offered to middle-market and large companies in Hawaii. Commercial real estate mortgages focus on customers that include investors, developers, and builders domiciled in Hawaii. Commercial Banking also includes syndicated lending activities, international banking, and operations at our 12 branches in the Pacific Islands.

Financial measures decreased in 2008 from 2007 primarily due to an in increase in the Provision and noninterest expense. This was partially offset by higher noninterest income and net interest income. The $32.2 million increase in the Provision is primarily due to heightened risk in specific loan exposures and to general risk from the weakening economy in Hawaii and the U.S. Mainland. The $2.0 million increase in noninterest expense was primarily due to higher allocated expenses to the segment. The $13.5 million increase in noninterest income was primarily due to the $11.6 million pre-tax gain on the sale of our equity interest in an aircraft lease as well as higher account analysis fees as a result of lower earnings credit rates on customer accounts. The $0.7 million increase in net interest income was primarily due to lower funding costs, partially offset by the effects of the settlement of our SILO transactions. Commercial Banking's capital charge decreased by $1.5 million in 2008 from 2007, primarily due to a lower rate assessed on allocated capital in 2008.

Financial measures improved in 2007 from 2006 primarily due to an increase in net interest income and noninterest income as well as a decrease in the provision for income taxes. This was partially offset by an increase in noninterest expense. The $3.0 million increase in net interest income was primarily due to growth in the segment's loan and deposit balances as well as higher earnings credits on the segment's deposit portfolio. The $2.6 million increase in noninterest income was primarily due to higher fee income on wholesale property and casualty insurance products. Higher fee income from facilitating customer interest rate swaps, mutual fund fee income, and gains on the sale of leased assets also contributed to the growth in noninterest income. The $9.8 million decrease in the provision for income taxes was primarily due to a tax charge in 2006 related to a change in tax law. See Note 15 to the Consolidated Financial Statements for more information. The $6.8 million increase in noninterest expense was primarily due to higher salaries and benefits, other operating, and allocated expenses.

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

Financial measures decreased in 2008 from 2007 primarily due to a decrease in noninterest income and an increase in noninterest expense. This was partially offset by an increase in net interest income. The $6.1 million decrease in noninterest income was primarily due to lower fee income as a result of lower asset values under trust administration. The $1.2 million increase in noninterest expense was primarily due to higher salaries and benefits, and allocated expenses. The $1.4 million increase in net interest income was primarily due to lower funding costs on the segment's deposit balances. Investment Services' capital charge decreased by $0.5 million in 2008 from 2007, primarily due to a lower rate assessed on allocated capital in 2008.

Financial measures improved in 2007 from 2006 primarily due to an increase in noninterest income, partially offset by an increase in noninterest expense. The $6.3 million increase in noninterest income was primarily due to higher fee income as a result of higher levels of assets under trust administration as well as higher income related to our fixed annuity products. The $1.5 million increase in noninterest expense was primarily due to higher salaries and benefits, and other operating expenses. Investment Services' capital charge remained relatively unchanged in 2007 from 2006.

Treasury

Treasury consists of corporate asset and liability management activities, including interest rate risk management and a foreign exchange business. This segment's assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, federal funds sold and purchased, government deposits, and short and long-term borrowings. The primary sources of noninterest income are from bank-owned life insurance and foreign exchange income related to customer driven currency requests from merchants and island visitors. The net residual effect of the transfer pricing of assets and liabilities is included in this segment, along with eliminations of inter-company transactions.

Financial measures improved in 2008 from 2007 primarily due to an increase in net interest income, a higher benefit for income taxes, higher noninterest income, and an increase in the adjustment to allocated net income. This was partially offset by an increase in the capital charge. The $13.4 million increase in net interest income was primarily due to a net benefit from a reduction in lower loan rates and deposit funding costs, as well as decreases in the cost of securities sold under agreements to repurchase, funds purchased, and long-term debt. The increase in the benefit for income taxes was primarily due to the $12.9 million credit related to our SILO transactions recorded in 2008. The $3.7 million increase in noninterest income was primarily due to a $13.7 million gain from the mandatory redemption of our Visa shares, partially offset by a $10.0 million net change in the estimated fair value of our mortgage servicing rights due to changes in valuation assumptions and the fair value of our designated trading securities. The $6.4 million increase in the adjustment to allocated net income was primarily due to the replacement of the hedge effectiveness of our mortgage servicing rights with an amortization approach. The $1.4 million increase in the capital charge in 2008 from 2007 was primarily due to an increase in excess equity, partially offset by a lower rate assessed on allocated capital in 2008.

Financial measures decreased in 2007 from 2006 primarily due to lower net interest income and an increase in noninterest expense. This was partially offset by an increase in noninterest income in 2007. The $19.4 million decrease in net interest income was primarily due to higher funding costs associated with our deposit portfolio and an increase in the average balance of deposits funded by this segment. The $4.9 million increase in noninterest expense was primarily due to the previously noted $5.6 million charge related to Visa legal costs. The $9.0 million increase in noninterest income was primarily due to a $3.1 million gain on the sale of real estate, a $1.7 million increase in income from bank-owned life insurance, and a $1.3 million increase in net gains from investment securities. This segment's financial results were also negatively impacted by a $3.5 million increase in the capital charge. This increase was due to an increase in excess equity as a result of a decrease in the unrealized loss position on our investment securities available-for-sale, net of tax, of $20.8 million.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury provide a wide-range of support to our other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Analysis of Statements of Condition

Investment Securities

Table 10 contains the contractual maturity distribution, fair value, and weighted-average yield to maturity of our investment securities.

Supplementary Data – Contractual Maturity Distribution, Fair Value, and Weighted Average Yield to Maturity of Investment Securities	Table 10

(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Fair Value

As of December 31, 2008
Investment Securities Available-for-Sale [1]
Debt Securities Issued by the U.S. Treasury and Government Agencies	$–	–%	$0.6	2.9%	$–	–%	$–	–%	$0.6	2.9%	$0.6
Debt Securities Issued by States and Political Subdivisions [2]	1.1	4.5	11.3	5.2	28.1	5.5	6.5	5.9	47.0	5.4	48.0
Debt Securities Issued by U.S. Government-Sponsored Enterprises	–	–	1.0	5.8	3.0	3.5	231.3	5.8	235.3	5.8	236.0
Mortgage-Backed Securities Issued by [3] U.S. Government-Sponsored Enterprises	–	–	12.4	4.9	67.1	4.6	1,862.1	5.5	1,941.6	5.5	1,978.3
Non-Agencies	–	–	–	–	–	–	301.4	5.0	301.4	5.0	256.3

Total Mortgage-Backed Securities	–	–	12.4	4.9	67.1	4.6	2,163.5	5.4	2,243.0	5.4	2,234.6

Total Investment Securities Available-for-Sale	1.1	4.5%	25.3	5.0%	98.2	4.8%	2,401.3	5.5%	2,525.9	5.4%	2,519.2

Investment Securities Held-to-Maturity
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises [3]	–	–%	–	–%	74.9	4.1%	164.7	4.7%	239.6	4.5%	242.2

Total Investment Securities Held-to-Maturity	–	–%	–	–%	74.9	4.1%	164.7	4.7%	239.6	4.5%	242.2

Total Investment Securities
As of December 31, 2008	$1.1		$25.3		$173.1		$2,566.0		$2,765.5		$2,761.4

As of December 31, 2007	$158.3		$88.5		$324.5		$2,286.6		$2,857.9		$2,850.8

As of December 31, 2006	$112.0		$300.0		$307.3		$2,292.9		$3,012.2		$2,958.6

1
Weighted-average yields on investment securities available-for-sale are based on amortized cost.

2
Weighted-average yields on obligations of states and political subdivisions are generally tax-exempt and are computed on a taxable equivalent basis using a federal statutory tax rate of 35%.

3
Contractual maturities do not anticipate reductions for periodic paydowns.

Our investment securities portfolio is managed to provide liquidity and interest income. Our portfolio is also used to offset interest rate risk positions and to provide collateral for various banking activities. The carrying amount of our investment securities, excluding trading securities, decreased by $96.9 million or 3% from December 31, 2007.

Our investment securities portfolio had gross unrealized gains of $43.2 million or 2% of total amortized cost as of December 31, 2008. Our investment securities portfolio also had gross unrealized losses of $47.4 million or 2% of total amortized cost as of December 31, 2008. The unrealized losses were primarily related to mortgage-backed securities issued by non-agencies for which there is no active or liquid market. We do not believe that the investment securities that were in an unrealized loss position as of December 31, 2008, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. We have both the intent and ability to hold the investment securities for the time necessary to recover the amortized cost. See Note 2 to the Consolidated Financial Statements for more information.

As of December 31, 2008, the par value, amortized cost, and fair value of our callable debt and mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation were as follows:

Investment Securities Issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation	Table 11

(dollars in thousands)	Par Value	Amortized Cost	Fair Value

As of December 31, 2008
Debt Securities Issued by U.S. Government-Sponsored Enterprises
Federal National Mortgage Association	$210,057	$210,000	$210,681
Federal Home Loan Mortgage Corporation	500	499	545

Subtotal	210,557	210,499	211,226

Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises
Federal National Mortgage Association	927,092	930,067	945,586
Federal Home Loan Mortgage Corporation	820,615	821,058	835,149

Subtotal	1,747,707	1,751,125	1,780,735

Total	$1,958,264	$1,961,624	$1,991,961

As of December 31, 2008, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.

As of December 31, 2008, all of our mortgage-backed securities issued by private issuers ("non-agencies") were prime jumbo, with an average original loan-to-value ratio of 59%. As of December 31, 2008, 98% of the fair value of our mortgage-backed securities issued by non-agencies were AAA-rated and were originated prior to 2006. Loans past due 90 days or more, underlying the mortgage-backed securities issued by non-agencies, represented approximately 91 basis points of the par value outstanding or approximately $2.7 million as of December 31, 2008. As of December 31, 2008, there were no "sub-prime" or "Alt-A" securities in our mortgage-backed securities portfolio.

Loans and Leases

Loans and leases represent our largest category of interest earning assets and the largest source of revenue. Total loans and leases were $6.5 billion as of December 31, 2008. Loans and leases decreased by $50.6 million or 1% from $6.6 billion as of December 31, 2007.

The commercial loan and lease portfolio is comprised of commercial and industrial loans, commercial mortgages, construction loans, and lease financing. Commercial and industrial loans are made primarily to corporations, middle market, and small businesses. Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in Hawaii. Commercial mortgages are secured by real estate. The source of repayment for investor property is cash flow from the property and for owner-occupied property it is operating cash flow from the business. Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Lease financing consists of direct financing leases and leveraged leases. Although our primary market is Hawaii, the commercial portfolio contains loans to some borrowers based on the U.S. Mainland, including some Shared National Credits.

Commercial loans and leases increased by $37.3 million or 2% from $2.4 billion as of December 31, 2007. This increase was primarily due to a $106.3 million increase in our commercial secured mortgage loan portfolio and was consistent with our strategy to grow this portfolio. Our construction loan portfolio decreased by $54.7 million and our lease financing balances decreased by $13.7 million from December 31, 2007. The decrease in our construction loan exposure is consistent with our strategy to reduce our exposure in this area as we experience a slowing economy in Hawaii. The decrease in our lease financing balance was primarily a result of the exercise of an early buy-out option by one of our aircraft lessees in March 2008.

The consumer loan and lease portfolio is comprised of residential mortgage loans, home equity loans, personal credit lines, direct installment loans, and indirect auto loans and leases. These products are offered generally in the markets we serve through our branch network. Consumer loans and leases decreased by $87.9 million or 2% from $4.2 billion as of December 31, 2007. This decrease in our consumer loans and leases was in all categories except home equity loans, consistent with a slowing economy in Hawaii and our strategy to reduce exposure to higher risk loans. The increase in our home equity balances was primarily due to increased customer utilization of existing home equity lines.

See Note 3 to the Consolidated Financial Statements for more information.

Table 12 presents the geographic distribution of our loan and lease portfolio based on the location of the borrower and Table 13 presents maturities and sensitivities of loans to changes in interest rates. See Note 3 to the Consolidated Financial Statements and the "Corporate Risk Profile – Credit Risk" section of MD&A for more information.

Geographic Distribution of Loan and Lease Portfolio	Table 12

	December 31, 2008
(dollars in thousands)	Hawaii	U.S. [1] Mainland	Guam	Other Pacific Islands	Foreign [2]	Total

Commercial
Commercial and Industrial	$705,658	$229,924	$77,507	$12,177	$28,515	$1,053,781
Commercial Mortgage	646,280	14,405	78,291	1,703	100	740,779
Construction	145,208	6,438	2,306	–	–	153,952
Lease Financing	50,622	385,181	13,181	–	19,156	468,140

Total Commercial	1,547,768	635,948	171,285	13,880	47,771	2,416,652

Consumer
Residential Mortgage	2,242,637	–	210,987	8,200	–	2,461,824
Home Equity	982,379	28,034	19,546	3,262	–	1,033,221
Automobile	256,131	45,559	61,907	6,192	–	369,789
Other [3]	185,479	–	30,992	32,271	5	248,747

Total Consumer	3,666,626	73,593	323,432	49,925	5	4,113,581

Total Loans and Leases	$5,214,394	$709,541	$494,717	$63,805	$47,776	$6,530,233

Percentage of Total Loans and Leases	80%	11%	7%	1%	1%	100%

1
For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

2
Loans and leases classified as Foreign represents those which are recorded in our international business units.

3
Comprised of other revolving credit, installment, and lease financing.

Maturities and Sensitivities of Loans to Changes in Interest Rates [1]	Table 13

	December 31, 2008
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years [2]	Due After Five Years [2]	Total

Commercial and Industrial	$583,141	$301,706	$168,934	$1,053,781
Construction	123,210	1,942	28,800	153,952

Total	$706,351	$303,648	$197,734	$1,207,733

1
Based on contractual maturities.

2
As of December 31, 2008, loans maturing after one year consisted of $198.5 million in variable rate loans and $302.9 million in fixed rate loans.

Other Assets

Other assets were $474.6 million as of December 31, 2008, a $41.4 million or 10% increase from December 31, 2007. As of December 31, 2008, we had a total of $82.5 million in tax deposits placed with the IRS and State of Hawaii Department of Taxation. These deposits with the respective taxing authorities limits the potential accrual of additional interest based on our current estimate of our tax liabilities. The increase in other assets during 2008 was primarily due to an additional $21.5 million tax deposit placed with the IRS and State of Hawaii Department of Taxation during the third quarter of 2008. Also contributing to the increase in other assets was a $28.3 million increase in the estimated fair value of our customer-related interest rate swap accounts, which have off-setting amounts recorded in other liabilities. See Note 6 to the Consolidated Financial Statements for more information.

Deposits

Total deposits were $8.3 billion as of December 31, 2008, a $349.7 million or 4% increase from December 31, 2007. We experienced strong deposit growth particularly during the fourth quarter of 2008. This increase was primarily due to a $491.8 million increase in our new Bonus Rate Savings Plus product as well as a $213.5 million increase in our new interest-bearing personal money management product in 2008. This was partially offset by a $228.1 million decrease in our non-interest bearing personal checking account product. We also experienced a $163.7 million decrease in time deposits as some customers moved their deposits to more liquid savings and interest-bearing demand products, in light of current economic conditions.

Average time deposits of $100,000 or more was $946.0 million in 2008 and $976.7 million in 2007. See Note 7 to the Consolidated Financial Statements for more information.

Table 14 presents the components of our savings deposits as of December 31, 2008 and 2007.

Savings Deposits	Table 14

(dollars in thousands)	2008	2007

Money Market	$1,173,132	$1,061,808
Regular Savings	1,931,731	1,626,895

Total Savings Deposits	$3,104,863	$2,688,703

Borrowings

Borrowings consisted of funds purchased and short-term borrowings, including commercial paper. Borrowings were $20.6 million as of December 31, 2008, a $65.2 million decrease from December 31, 2007. This decrease was primarily due to a $59.7 million decrease in funds purchased. We manage the level of our funds purchased to ensure that we have adequate sources of liquidity. Due to our successful deposit gathering efforts, particularly in the fourth quarter of 2008, and our increased capital levels, we reduced the level of funds purchased as a source of funds. See Note 8 to the Consolidated Financial Statements for more information.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.0 billion as of December 31, 2008 and 2007. Securities sold under agreements to repurchase also provide us with a short-term source of liquidity. As many of our securities sold under agreements to repurchase are at variable rates, this provided us with a relatively inexpensive source of short-term funding as interest rates declined during 2008. Average rates paid on securities sold under agreements to repurchase were 3.12% in 2008, a 138 basis point decrease from 2007. See Note 8 to the Consolidated Financial Statements for more information.

Long-Term Debt

Long-term debt, which represents a relatively more expensive source of funds for us, was $203.3 million as of December 31, 2008, a $32.1 million or 14% decrease from December 31, 2007. This decrease was primarily due to the redemption of our $26.4 million in Capital Securities and $6.0 million in subordinated notes in the second quarter of 2008. See Note 9 to the Consolidated Financial Statements for more information.

Foreign Activities

In 2008 and 2007, we held U.S. dollar denominated placements and investment securities issued by foreign entities, as a means of generating foreign source income. We used foreign tax credits available to reduce the tax on this income.

As of December 31, 2008 and 2007, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total assets. Lower levels of cross-border outstandings as of December 31, 2008 and 2007 were primarily due to the maturity of investment securities.

Table 15 presents a geographic distribution of cross-border outstandings exceeding 0.75% of total assets as of December 31, 2006. Cross-border outstandings, which reflect country of risk outside the U.S., are reported by the country of the guarantor.

Geographic Distribution of Cross-Border Outstandings [1]	Table 15

(dollars in thousands)	Banks and Other Financial Institutions	Commercial and Consumer	Total

As of December 31, 2006:
Netherlands	$100,316	$11,723	$112,039
Australia	76,635	7,923	84,558
1
Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and any other monetary assets which are denominated in dollars or other non-local currency.

Corporate Risk Profile

Credit Risk

Credit Risk is defined as the risk that borrowers or counter-parties will not be able to repay their obligations to us. Credit exposures reflect legally binding commitments for loans, leases, banker's acceptances, standby and commercial letters of credit, and overnight deposit account overdrafts.

We manage and control risk in the loan and lease portfolio by adhering to well-defined underwriting criteria and account administration standards established by management. Written credit policies document underwriting standards, approval levels, exposure limits, and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, industry, product, and/or geographic location levels is actively managed to mitigate concentration risk. In addition, credit risk management also includes an independent credit review process that assesses compliance with commercial and consumer credit policies, risk ratings, and other critical credit information. Our credit risk profile is reflective of the weakening trend in economic activity.

Table 16 presents a five-year history of our air transportation credit exposure. As of December 31, 2008, included in our commercial lending portfolio are nine leveraged leases on aircraft that were originated prior to 2000. Outstanding credit exposure related to these leveraged leases was $71.0 million as of December 31, 2008. These leases, and especially those with domestic air carriers, continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, and marginal pricing power. We continue to consider these factors in our evaluation of the reserve for credit losses.

Air Transportation Credit Exposure [1]	Table 16

	December 31,
(dollars in thousands)	2008	2007	2006	2005	2004

Passenger Carriers Based In the U.S.	$60,189	$64,947	$68,035	$68,829	$92,358
Passenger Carriers Based Outside the U.S.	5,672	19,078	19,406	20,678	25,910
Cargo Carriers	13,831	13,390	13,240	13,240	13,771

Total Air Transportation Credit Exposure	$79,692	$97,415	$100,681	$102,747	$132,039

1
Exposure includes loans, leveraged leases, and operating leases.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 17 presents a five-year history of non-performing assets and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More	Table 17

	December 31,
(dollars in thousands)	2008	2007	2006	2005	2004

Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$3,869	$598	$769	$212	$683
Commercial Mortgage	–	112	40	58	2,106
Construction	5,001	–	–	–	–
Lease Financing	133	297	31	–	2,973

Total Commercial	9,003	1,007	840	270	5,762

Consumer
Residential Mortgage	3,904	2,681	4,914	5,439	7,688
Home Equity	1,614	1,414	164	111	218

Total Consumer	5,518	4,095	5,078	5,550	7,906

Total Non-Accrual Loans and Leases	14,521	5,102	5,918	5,820	13,668

Foreclosed Real Estate	428	184	407	358	191
Other Investments	–	–	82	300	–

Total Non-Performing Assets	$14,949	$5,286	$6,407	$6,478	$13,859

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$6,785	$–	$–	$–	$52
Lease Financing	268	–	–	–	–

Total Commercial	7,053	–	–	–	52

Consumer
Residential Mortgage	4,192	4,884	519	1,132	387
Home Equity	1,077	413	331	185	183
Automobile	743	1,174	1,001	705	428
Other [1]	1,134	1,112	963	828	1,035

Total Consumer	7,146	7,583	2,814	2,850	2,033

Total Accruing Loans and Leases Past Due 90 Days or More	$14,199	$7,583	$2,814	$2,850	$2,085

Total Loans and Leases	$6,530,233	$6,580,861	$6,623,167	$6,168,536	$5,986,930

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.22%	0.08%	0.09%	0.09%	0.23%

Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.23%	0.08%	0.10%	0.11%	0.23%

Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Other Investments	0.37%	0.04%	0.04%	0.03%	0.27%

Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Foreclosed Real Estate	0.14%	0.10%	0.13%	0.15%	0.21%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases	0.45%	0.20%	0.14%	0.15%	0.27%

1
Comprised of other revolving credit, installment, and lease financing.

The following table presents the activity in NPAs for 2008:

Non-Performing Assets	Table 18

(dollars in thousands)

Balance at Beginning of Year	$5,286
Additions	22,333
Reductions:
Payments	(4,411)
Return to Accrual Status	(4,111)
Charge-offs / Write-downs	(4,148)

Total Reductions	(12,670)

Balance at End of Year	$14,949

Non-performing assets ("NPAs") consist of non-accrual loans and leases, foreclosed real estate, and other non-performing investments. Our NPAs were $14.9 million, compared to $5.3 million as of December 31, 2007. The increase was primarily in the commercial segment. The largest component of the increase was a commercial construction loan on a residential project located on the U.S. Mainland which experienced slower than anticipated sales. This project is a participation with a U.S. Mainland bank and is one of the two non-Hawaii based projects in the commercial construction portfolio. Total outstandings associated with these two projects were $6.5 million as of December 31, 2008. The other commercial and industrial NPAs are two Hawaii based companies that are experiencing difficulties due to the slowdown in local economic activity. Consumer NPAs increased by $1.4 million from December 31, 2007 to $5.5 million as of December 31, 2008. The increase was primarily in our residential mortgage loan portfolio and represented 32 loans with a weighted average current loan-to-value ratio of 58% as of December 31, 2008.

Included in NPAs are loans and leases that are considered impaired. Impaired loans and leases are defined as those which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan or lease agreement. Impaired loans and leases as of December 31, 2008 were $8.3 million as compared to $0.1 million as of December 31, 2007. The increase in impaired loans and leases was due to the increase in non-accrual commercial and industrial and commercial construction loans.

Accruing loans and leases past due 90 days or more were $14.2 million as of December 31, 2008, an increase of $6.6 million from December 31, 2007. This increase was primarily due to an increase in delinquencies in commercial and industrial loans reflecting two loans in the Pacific Islands which are in the process of being refinanced.

The ratio of non-accrual loans and leases to total loans and leases was 0.22% as of December 31, 2008, 0.08% as of December 31, 2007, and 0.09% as of December 31, 2006.

Table 19 presents a five-year history of foregone interest income on non-accrual loans and leases.

Foregone Interest Income on Non-Accrual Loans and Leases	Table 19

	Year Ended December 31,
(dollars in thousands)	2008	2007	2006	2005	2004

Interest Income That Would Have Been Recorded Under Original Terms:
Domestic	$624	$526	$774	$911	$2,123
Interest Income Recorded During the Year: [1]
Domestic	413	1,189	902	763	532
Foreign	–	73	11	–	–
1
Interest income recorded during the year included recoveries of interest income previously reversed.

Allowance for Loan and Lease Losses

Allowance allocations by loan and lease category are presented in Table 20.

Allocation of Allowance for Loan and Lease Losses	Table 20

(dollars in thousands)	2008	2007	2006	2005	2004

Commercial
Commercial and Industrial	$31,183	$15,117	$17,022	$12,747	$13,068
Commercial Mortgage	14,119	12,148	12,864	11,806	18,250
Construction	6,227	2,768	3,059	3,154	2,764
Lease Financing	43,091	33,428	33,068	33,927	43,311

Total Commercial	94,620	63,461	66,013	61,634	77,393

Consumer
Residential Mortgage	4,443	4,293	4,449	5,406	5,754
Home Equity	4,814	3,064	3,295	3,677	2,631
Automobile	10,992	11,315	7,829	6,373	4,811
Other [1]	8,629	8,865	9,412	14,000	16,207

Total Consumer	28,878	27,537	24,985	29,456	29,403

Total Allocation of Allowance for Loan and Lease Losses	$123,498	$90,998	$90,998	$91,090	$106,796

	2008		2007		2006		2005		2004

	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan category	Loan category as % of total loans and leases

Commercial
Commercial and Industrial	2.96%	16.14%	1.43%	16.02%	1.56%	16.51%	1.39%	14.90%	1.41%	15.43%
Commercial Mortgage	1.91	11.34	1.91	9.64	2.10	9.23	2.11	9.05	3.03	10.07
Construction	4.04	2.36	1.33	3.17	1.23	3.76	2.05	2.49	2.60	1.77
Lease Financing	9.20	7.17	6.94	7.32	6.50	7.69	7.22	7.62	9.04	8.00

Total Commercial	3.92	37.01	2.67	36.15	2.68	37.19	2.93	34.06	3.67	35.27

Consumer
Residential Mortgage	0.18	37.70	0.17	38.11	0.18	37.64	0.22	39.19	0.25	38.73
Home Equity	0.47	15.82	0.31	14.79	0.35	14.27	0.41	14.40	0.33	13.16
Automobile	2.97	5.66	2.55	6.73	1.82	6.48	1.47	7.02	1.19	6.76
Other [1]	3.47	3.81	3.20	4.22	3.21	4.42	4.26	5.33	4.45	6.08

Total Consumer	0.70	62.99	0.66	63.85	0.60	62.81	0.72	65.94	0.76	64.73

Total	1.89%	100.00%	1.38%	100.00%	1.37%	100.00%	1.48%	100.00%	1.78%	100.00%

1
Comprised of other revolving credit, installment, and lease financing.

The components of the Allowance, including the allocation between commercial and consumer categories, reflect the increasing credit risk experienced in 2008 due to the weakening economy. Based on our ongoing assessment of the credit quality of the loan and lease portfolio and the economic environment, we recorded a Provision of $60.5 million for 2008, an increase of $45.0 million from 2007.

The ratio of the Allowance to total loans and leases outstanding was 1.89% as of December 31, 2008 compared to 1.38% as of December 31, 2007. The increase in the ratio was indicative of weakening economic conditions. See Note 3 to the Consolidated Financial Statements for more information on the Allowance.

Net loans and leases charged-off in 2008 was $28.0 million or 0.43% of total average loans and leases, an increase from $15.5 million or 0.24% of total average loans and leases in 2007. The increase in net loans and leases charged-off was primarily due to higher net losses in the commercial loan portfolio and increased consumer charge-offs, notably home equity credit lines, automobile, and unsecured consumer loans.

Reserve for Unfunded Commitments

The Unfunded Reserve was $5.2 million as of December 31, 2008, unchanged from December 31, 2007. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance as adjusted for estimated funding probabilities or loan and lease equivalency factors. See Note 3 to the Consolidated Financial Statements for more information on the Unfunded Reserve.

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

In managing interest rate risk, we, through the Asset/Liability Management Committee ("ALCO"), measure short and long-term sensitivities to changes in interest rates. The ALCO utilizes several techniques to manage interest rate risk, which include:

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates. Table 21 presents, for the next twelve months subsequent to December 31, 2008, 2007, and 2006, an estimate of the change in net interest income that would result from a gradual change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes the balance sheet and interest rates are generally unchanged. Based on the net interest income simulation as of December 31, 2008, our Consolidated Statement of Condition is slightly asset sensitive to parallel changes in interest rates. Net interest income sensitivity to changes in interest rates as of December 31, 2008 was more sensitive to changes in interest rates as compared to the sensitivity profiles as of December 31, 2007 and 2006, particularly in higher interest rate scenarios. Late in 2008, market conditions were very uncertain. Economic conditions led consumers to a flight to safety. Government intervention caused interest rates to fall to unprecedented levels and introduced significant market volatility. In addition, credit spreads remained wide relative to historic levels. These factors have contributed to greater interest rate risk to the Company as of December 31, 2008.

Net Interest Income Sensitivity Profile	Table 21

	Change in Net Interest Income December 31,

(dollars in thousands)	2008		2007		2006

Change in Interest Rates (basis points)
+200	$8,543	2.0%	$(1,067)	(0.3)%	$1,208	0.3%
+100	4,062	1.0	–	–	403	0.1
-100	(2,471)	(0.6)	(2,133)	(0.5)	(2,818)	(0.7)
-200	(5,821)	(1.4)	(4,859)	(1.2)	(8,455)	(2.1)

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

We also use the Market Value of Portfolio Equity ("MVPE") sensitivity analysis to estimate the net present value change in our net assets (i.e., assets, liabilities, and off-balance sheet instruments) from changes in interest rates. The MVPE was approximately $1.3 billion as of December 31, 2008, and approximately $1.8 billion as of December 31, 2007 and 2006. Table 22 presents, as of December 31, 2008, 2007, and 2006, an estimate of the change in the MVPE that would occur from an instantaneous 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve. The MVPE sensitivity increased as of December 31, 2008 compared to December 31, 2007 as a result of unusually low interest rates and extremely wide market spreads as of December 31, 2008. A further significant parallel decline in interest rates effectively creates a 0% interest rate environment which greatly reduces the estimated value of both our loans and deposits.

Market Value of Portfolio Equity Sensitivity Profile	Table 22

	Change in Market Value of Equity As of December 31,

(dollars in thousands)	2008		2007		2006

Change in Interest Rates (basis points)
+200	$15,532	1.2%	$(169,360)	(9.5)%	$(146,417)	(7.8)%
+100	41,072	3.1	(70,790)	(4.0)	(63,783)	(3.4)
-100	(140,946)	(10.6)	(6,949)	(0.4)	(4,480)	(0.2)
-200	(368,277)	(27.6)	(108,252)	(6.1)	(109,238)	(5.8)

Further enhancing the MVPE sensitivity analysis are:

  •
  value-at-risk metrics;
  •
  key rate analysis;
  •
  duration of equity analysis; and
  •
  exposure to basis risk and non-parallel yield curve shifts.

There are inherent limitations to these measures; however, used along with the MVPE sensitivity analysis, we obtain better overall insight for managing our exposures to changes in interest rates. Based on the additional analyses, we estimate that our greatest exposure is in scenarios where medium-term interest rates decrease on a relative basis more than long-term interest rates.

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

In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. The potential sources of short-term liquidity include interest-bearing deposits as well as the ability to sell certain assets including investment securities available-for-sale. Assets generate long-term liquidity through cash flows from investment securities and loans. With respect to liabilities, short-term liquidity is generated from securities sold under agreements to repurchase and other short-term funding sources such as federal funds while long-term liquidity is generated through growth in deposits and long-term debt.

We strengthened our liquidity position in 2008, with increased levels of commercial and consumer deposits. Total deposits were $8.3 billion as of December 31, 2008, a $349.7 million or 4% increase from December 31, 2007. As a result, cash and cash equivalents were $796.5 million as of December 31, 2008, an increase of $408.2 million from December 31, 2007.

In February 2009, we repaid $25.0 million in privately placed fixed rate notes. In March 2009, we expect to repay $119.3 million of our subordinated notes. We do not expect to replace these repayments with new long-term debt. During 2009, we expect to contribute $10.2 million to our pension plans and $1.2 million to our postretirement benefit plan.

Capital Management

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of December 31, 2008 and 2007, the Company and the Bank were "well capitalized" under this regulatory framework. There have been no conditions or events since December 31, 2008 that management believes have changed either the Company's or the Bank's capital classifications. See Note 10 to the Consolidated Financial Statements for more information.

As of December 31, 2008, our shareholders' equity was $790.7 million, an increase of $40.4 million or 5% from December 31, 2007. The increase in shareholders' equity was primarily due to current year earnings of $192.2 million, which was partially offset by $84.9 million in cash dividends paid, $62.0 million in common stock repurchases, and $21.0 million in unamortized losses related to our pension and postretirement benefit plans.

As of December 31, 2008, the fair value of our subordinated notes of $119.3 million, recorded as a component of long-term debt on our statements of condition, no longer qualified as a component of Total Capital for regulatory capital purposes due to the maturity of our subordinated notes being within 12 months from December 31, 2008.

In response to a slowing economy and economic uncertainty, we began in the second half of 2008 to increase capital. As of December 31, 2008, all of our key capital ratios have increased from December 31, 2007. As of December 31, 2008, our Tier 1 capital ratio was 11.24%, our total capital ratio was 12.49%, and our leverage ratio was 7.30%.

We significantly reduced our share repurchases, with only 1,000 shares repurchased during the fourth quarter of 2008, to continue to build capital. We will continue to monitor our capital position and will resume our share repurchases when deemed appropriate. On October 24, 2008, our Board of Directors increased the authorization under the share repurchase program by an additional $50.0 million. This new authorization, combined with previously announced authorizations totaling $1.65 billion, brings the total share repurchase authority of our common stock to $1.70 billion.

From January 1, 2008 through October 28, 2008, we repurchased 1.2 million shares of common stock under our share repurchase program at an average cost of $48.89 per share, totaling $59.0 million. From the beginning of our share repurchase program in July 2001 through October 28, 2008, we repurchased a total of 45.6 million shares of common stock and returned $1.6 billion to our shareholders at an average cost of $35.44 per share. We have not repurchased shares of our common stock since October 28, 2008.

From January 1, 2009 through February 20, 2009, we did not repurchase any shares of our common stock. Remaining buyback authority was $85.4 million as of February 20, 2009.

Table 23 presents a five-year history of activities and balances in our capital accounts, along with key capital ratios.

Shareholders' Equity and Regulatory Capital	Table 23

		December 31,

	(dollars in thousands)	2008	2007	2006	2005	2004

	Change in Shareholders' Equity
	Net Income	$192,213	$183,703	$180,359	$181,561	$173,339
	Cash Dividends Paid	(84,855)	(82,371)	(76,747)	(70,833)	(66,326)
	Dividend Reinvestment Program	5,193	5,128	5,020	4,766	4,416
	Common Stock Repurchased	(62,015)	(99,656)	(129,727)	(247,376)	(238,077)
	Other [1]	(10,087)	24,031	47,163	10,400	148,350

	Increase (Decrease) in Shareholders' Equity	$40,449	$30,835	$26,068	$(121,482)	$21,702

	Regulatory Capital
	Shareholders' Equity	$790,704	$750,255	$719,420	$693,352	$814,834
Add:	Capital Securities	–	26,425	26,425	31,425	31,425
Less:	Cumulative Change in Fair Value of Financial Liabilities Accounted for Under the Fair Value Option	(683)	–	–	–	–
	Goodwill	34,959	34,959	34,959	34,959	36,216
	Postretirement Benefit Liability Adjustments [2]	7,079	8,647	6,958	–	–
	Unrealized Valuation and Other Adjustments	(4,276)	(1,388)	(27,491)	(27,295)	5,252
	Other Assets	2,106	2,759	–	–	–

	Tier 1 Capital	751,519	731,703	731,419	717,113	804,791
	Allowable Reserve for Credit Losses	84,163	88,716	91,585	86,617	83,292
	Qualifying Subordinated Debt	–	24,982	49,942	74,883	99,808
	Unrealized Gains on Investment Securities Available-for-Sale	–	59	17	–	31

	Total Regulatory Capital	$835,682	$845,460	$872,963	$878,613	$987,922

	Risk-Weighted Assets	$6,688,530	$7,089,846	$7,322,255	$6,919,822	$6,633,082

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio [3]	11.24%	10.32%	9.99%	10.36%	12.13%
	Total Capital Ratio [3]	12.49	11.92	11.92	12.70	14.89
	Leverage Ratio [3]	7.30	7.02	7.06	7.14	8.29
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

3
Tier 1 capital, total capital, and leverage ratios as of December 31, 2007 were corrected from 10.36%, 11.96%, and 7.04%, respectively.

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

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations as of December 31, 2008 were as follows:

Credit Commitments and Contractual Obligations [1]	Table 24

(dollars in thousands)	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total

Credit Commitments
Unfunded Commitments to Extend Credit	$558,571	$476,636	$107,989	$1,228,872	$2,372,068
Standby Letters of Credit	85,525	1,308	10	–	86,843
Commercial Letters of Credit	18,430	–	–	–	18,430

Total Credit Commitments	662,526	477,944	107,999	1,228,872	2,477,341

Contractual Obligations
Deposits	8,043,510	188,846	30,589	29,153	8,292,098
Short-Term Borrowings	4,900	–	–	–	4,900
Securities Sold Under Agreements to Repurchase	338,785	15,050	–	675,000	1,028,835
Long-Term Debt	119,275	60,000	–	15,000	194,275
Banker's Acceptances Outstanding	1,308	–	–	–	1,308
Capital Lease Obligations	665	1,329	1,329	5,687	9,010
Non-cancelable Operating Leases	14,395	24,661	19,351	146,798	205,205
Purchase Obligations	23,141	30,367	24,777	11,437	89,722
Pension and Postretirement Benefit Contributions	3,132	4,498	4,384	12,160	24,174

Total Contractual Obligations	8,549,111	324,751	80,430	895,235	9,849,527

Total Credit Commitments and Contractual Obligations	$9,211,637	$802,695	$188,429	$2,124,107	$12,326,868

1
On January 1, 2007, we adopted the provisions of FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." Our liability for unrecognized tax benefits ("UTBs") as of December 31, 2008 was $16.9 million. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not included in this disclosure.

Commitments to extend credit, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Non-cancelable operating leases are primarily related to branch premises and equipment, with lease terms extending through 2052. Purchase obligations arise from agreements to purchase goods or services that are enforceable and legally binding. Our largest purchase obligation is an outsourcing agreement for technology services related to our core systems and applications. Total payments over the remaining term (through 2014) of this contract are estimated to be $67.6 million. Other contracts included in purchase obligations consist of service agreements for our asset management, ATM, and cash management systems. Pension and postretirement benefit contributions represent the minimum expected contribution to these plans. Actual contributions may differ from these estimates.

See Note 17 to the Consolidated Financial Statements for more information on commitments.

Future Application of Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for more information regarding the expected impact of accounting pronouncements recently issued but that we have not adopted as of December 31, 2008.

Fourth Quarter Results and Other Matters

Net Income

Net income was $39.3 million for the fourth quarter of 2008, a decrease of $1.6 million or 4% from net income of $40.9 million in the fourth quarter of 2007. Diluted earnings per share were $0.82 for the fourth quarter of 2008, a decrease of $0.01 or 1% from the fourth quarter of 2007.

Net Interest Income

Net interest income, on a taxable equivalent basis, for the fourth quarter of 2008 was $106.1 million, an increase of $6.4 million or 6% from the fourth quarter of 2007. The net interest margin was 4.43% for the fourth quarter of 2008, an increase of 31 basis points from the fourth quarter of 2007. The increases in both the net interest income and margin were the result of lower funding costs and the effects of a steeper yield curve in 2008.

Provision for Credit Losses

Net income for the fourth quarter of 2008 included a Provision of $18.6 million compared to a Provision of $5.4 million for the fourth quarter of 2007. The Provision exceeded net charge-offs by $8.0 million in the fourth quarter of 2008 to reflect increased risk due to the overall weakening of the economy and risk in the credit and financial markets.

Noninterest Income

Noninterest income was $54.5 million for the fourth quarter of 2008, a decrease of $5.8 million or 10% from the fourth quarter of 2007. This decrease was primarily due to a $3.5 million decrease in trust and asset management fees and a $3.1 million gain on the sale of real estate recorded in the fourth quarter of 2007. Also contributing to the decrease in noninterest income was a $1.5 million decrease in mortgage banking income, primarily related to the change in fair value of our mortgage servicing rights. These items were partially offset by a $1.3 million gain related to the change in estimated fair value of our subordinated notes, as well as a $1.3 million increase in insurance income and a $1.0 million increase in service charges on deposit accounts.

Noninterest Expense

Noninterest expense was $82.7 million for the fourth quarter of 2008, a decrease of $9.3 million or 10% from the fourth quarter of 2007. This decrease was primarily due to the previously mentioned $5.6 million Visa contingency accrual and the $1.8 million fraud loss, both of which were recorded in the fourth quarter of 2007. Also contributing to the decrease was a $2.2 million decrease in salaries and benefits, primarily due to lower restricted stock units and value sharing accruals, partially offset by a $1.2 million increase in net occupancy expense.

Provision for Income Taxes

The provision for income taxes was $19.8 million for the fourth quarter of 2008, a decrease of $1.6 million or 8% from the fourth quarter of 2007. This represented an effective tax rate of 33.46% for the fourth quarter of 2008, as compared to an effective tax rate of 34.37% for the fourth quarter of 2007.

Share Repurchase Program

As previously noted, we significantly reduced our share repurchases during the fourth quarter of 2008, consistent with our plans to build capital levels. During the fourth quarter of 2008 only 1,000 shares were repurchased and no shares have been repurchased since December 31, 2008.

Selected Quarterly Consolidated Financial Data

Table 25 presents our selected quarterly financial data for 2008 and 2007.

Selected Quarterly Consolidated Financial Data	Table 25

	Three Months Ended 2008				Three Months Ended 2007

(dollars in thousands, except per share amounts)
	Dec.	Sept.	June	March	Dec.	Sept.	June	March

Interest Income	$134,186	$132,604	$138,635	$144,676	$150,175	$153,556	$149,766	$148,378
Interest Expense	28,332	29,029	31,467	42,496	50,728	55,000	50,888	50,241

Net Interest Income	105,854	103,575	107,168	102,180	99,447	98,556	98,878	98,137

Provision for Credit Losses	18,558	20,358	7,172	14,427	5,443	4,070	3,363	2,631
Investment Securities Gains, Net	86	159	157	130	105	789	575	16
Noninterest Income	54,377	56,827	60,382	85,995	60,152	60,453	57,453	60,944
Noninterest Expense	82,690	86,790	83,862	93,432	92,002	81,450	79,832	82,123

Income Before Provision for Income Taxes	59,069	53,413	76,673	80,446	62,259	74,278	73,711	74,343
Provision for Income Taxes	19,762	6,004	28,391	23,231	21,399	26,499	25,982	27,008

Net Income	$39,307	$47,409	$48,282	$57,215	$40,860	$47,779	$47,729	$47,335

Basic Earnings Per Share	$0.83	$1.00	$1.01	$1.19	$0.84	$0.98	$0.97	$0.96
Diluted Earnings Per Share	$0.82	$0.99	$1.00	$1.18	$0.83	$0.96	$0.95	$0.94
Net Income to Average Total Assets (ROA)	1.52%	1.82%	1.85%	2.16%	1.55%	1.79%	1.84%	1.83%
Net Income to Average Shareholders' Equity (ROE)	19.56	24.17	24.82	29.88	21.51	26.02	26.30	27.00
Efficiency Ratio [1]	51.58	54.05	50.01	49.62	57.61	50.97	50.88	51.62
Net Interest Margin [2]	4.43	4.33	4.41	4.17	4.12	4.03	4.12	4.07
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

See Table 25, Selected Quarterly Consolidated Financial Data, included in Item 7 of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bank of Hawaii Corporation

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Hawaii Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bank of Hawaii Corporation and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

                        /s/ Ernst & Young LLP

Honolulu, Hawaii
February 23, 2009

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2008	2007	2006

Interest Income
Interest and Fees on Loans and Leases	$390,714	$446,381	$425,473
Income on Investment Securities
Trading	4,695	4,903	–
Available-for-Sale	139,076	129,601	126,817
Held-to-Maturity	11,877	14,935	18,255
Deposits	457	1,549	211
Funds Sold	1,601	3,050	767
Other	1,681	1,456	1,149

Total Interest Income	550,101	601,875	572,672

Interest Expense
Deposits	82,399	137,847	103,677
Securities Sold Under Agreements to Repurchase	33,764	47,031	42,189
Funds Purchased	1,585	5,965	8,504
Short-Term Borrowings	162	356	318
Long-Term Debt	13,414	15,658	15,371

Total Interest Expense	131,324	206,857	170,059

Net Interest Income	418,777	395,018	402,613
Provision for Credit Losses	60,515	15,507	10,758

Net Interest Income After Provision for Credit Losses	358,262	379,511	391,855

Noninterest Income
Trust and Asset Management	57,014	62,926	58,740
Mortgage Banking	8,164	11,725	10,562
Service Charges on Deposit Accounts	50,845	46,260	41,756
Fees, Exchange, and Other Service Charges	66,524	65,825	62,441
Investment Securities Gains, Net	532	1,485	172
Insurance	24,575	23,177	20,388
Other	50,459	29,089	22,117

Total Noninterest Income	258,113	240,487	216,176

Noninterest Expense
Salaries and Benefits	191,958	180,865	176,457
Net Occupancy	45,129	40,073	38,976
Net Equipment	18,143	19,274	20,127
Professional Fees	11,511	11,206	6,854
Other	80,033	83,989	78,548

Total Noninterest Expense	346,774	335,407	320,962

Income Before Provision for Income Taxes	269,601	284,591	287,069
Provision for Income Taxes	77,388	100,888	106,710

Net Income	$192,213	$183,703	$180,359

Basic Earnings Per Share	$4.03	$3.75	$3.59
Diluted Earnings Per Share	$3.99	$3.69	$3.52
Dividends Declared Per Share	$1.77	$1.67	$1.52
Basic Weighted Average Shares	47,674,000	49,033,208	50,176,685
Diluted Weighted Average Shares	48,200,650	49,833,546	51,178,943

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands)	December 31, 2008	December 31, 2007

Assets
Interest-Bearing Deposits	$5,094	$4,870
Funds Sold	405,789	15,000
Investment Securities
Trading	91,500	67,286
Available-for-Sale	2,519,239	2,563,190
Held-to-Maturity (Fair Value of $242,175 and $287,644)	239,635	292,577
Loans Held for Sale	21,540	12,341
Loans and Leases	6,530,233	6,580,861
Allowance for Loan and Lease Losses	(123,498)	(90,998)

Net Loans and Leases	6,406,735	6,489,863

Total Earning Assets	9,689,532	9,445,127

Cash and Noninterest-Bearing Deposits	385,599	368,402
Premises and Equipment	116,120	117,177
Customers' Acceptances	1,308	1,112
Accrued Interest Receivable	39,905	45,261
Foreclosed Real Estate	428	184
Mortgage Servicing Rights	21,057	27,588
Goodwill	34,959	34,959
Other Assets	474,567	433,132

Total Assets	$10,763,475	$10,472,942

Liabilities
Deposits
Noninterest-Bearing Demand	$1,754,724	$1,935,639
Interest-Bearing Demand	1,854,611	1,576,443
Savings	3,104,863	2,688,703
Time	1,577,900	1,741,587

Total Deposits	8,292,098	7,942,372

Funds Purchased	15,734	75,400
Short-Term Borrowings	4,900	10,427
Securities Sold Under Agreements to Repurchase	1,028,835	1,029,340
Long-Term Debt (includes $119,275 carried at fair value as of December 31, 2008)	203,285	235,371
Banker's Acceptances	1,308	1,112
Retirement Benefits Payable	54,776	29,984
Accrued Interest Payable	13,837	20,476
Taxes Payable and Deferred Taxes	229,699	278,218
Other Liabilities	128,299	99,987

Total Liabilities	9,972,771	9,722,687

Commitments and Contingencies (Note 17)
Shareholders' Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: December 2008 – 57,019,887 / 47,753,371; and December 2007 – 56,995,447 / 48,589,645)	568	567
Capital Surplus	492,515	484,790
Accumulated Other Comprehensive Loss	(28,888)	(5,091)
Retained Earnings	787,924	688,638
Treasury Stock, at Cost (Shares: December 2008 – 9,266,516; and December 2007 – 8,405,802)	(461,415)	(418,649)

Total Shareholders' Equity	790,704	750,255

Total Liabilities and Shareholders' Equity	$10,763,475	$10,472,942

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

(dollars in thousands)	Total	Common Stock	Capital Surplus	Accum. Other Compre- hensive Loss	Retained Earnings	Deferred Stock Grants	Treasury Stock	Compre- hensive Income

Balance as of December 31, 2005	$693,352	$565	$473,338	$(47,818)	$546,591	$(11,080)	$(268,244)
Comprehensive Income:
Net Income	180,359	–	–	–	180,359	–	–	$180,359
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(196)	–	–	(196)	–	–	–	(196)
Change in Minimum Pension Liability Adjustments	1,972	–	–	1,972	–	–	–	1,972

Total Comprehensive Income								$182,135

Adjustment to Initially Apply FASB Statement No. 158, Net of Tax	6,958	–	–	6,958	–	–	–
Share-Based Compensation	4,956	–	4,956	–	–	–	–
Net Tax Benefits related to Share-Based Compensation	7,628	–	7,628	–	–	–	–
Common Stock Issued under Purchase and Equity
Compensation Plans (1,044,951 shares)	30,865	1	(10,744)	–	(19,543)	11,080	50,071
Common Stock Repurchased (2,540,130 shares)	(129,727)	–	–	–	–	–	(129,727)
Cash Dividends Paid	(76,747)	–	–	–	(76,747)	–	–

Balance as of December 31, 2006	$719,420	$566	$475,178	$(39,084)	$630,660	$–	$(347,900)

Cumulative-Effect Adjustment of a Change in Accounting Principle, Net of Tax:
SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140"	$5,126	$–	$–	$5,279	$(153)	$–	$–
FSP No. 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction"	(27,106)	–	–	–	(27,106)	–	–
FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109"	(7,247)	–	–	–	(7,247)	–	–
Comprehensive Income:
Net Income	183,703	–	–	–	183,703	–	–	$183,703
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	20,824	–	–	20,824	–	–	–	20,824
Unamortized Gain Related to Defined Benefit Plans	7,034	–	–	7,034	–	–	–	7,034
Amortization of Net Loss Related to Pension and Postretirement Benefit Plans	856	–	–	856	–	–	–	856

Total Comprehensive Income								$212,417

Share-Based Compensation	5,724	–	5,724	–	–	–	–
Net Tax Benefits related to Share-Based Compensation	3,491	–	3,491	–	–	–	–
Common Stock Issued under Purchase and Equity Compensation Plans (749,327 shares)	20,457	1	397	–	(8,848)	–	28,907
Common Stock Repurchased (1,933,964 shares)	(99,656)	–	–	–	–	–	(99,656)
Cash Dividends Paid	(82,371)	–	–	–	(82,371)	–	–

Balance as of December 31, 2007	$750,255	$567	$484,790	$(5,091)	$688,638	$–	$(418,649)

Cumulative-Effect Adjustment of a Change in Accounting Principle, Net of Tax:
SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115"	$(2,736)	$–	$–	$–	$(2,736)	$–	$–
Comprehensive Income:
Net Income	192,213	–	–	–	192,213	–	–	$192,213
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(2,889)	–	–	(2,889)	–	–	–	(2,889)
Unamortized Loss Related to Defined Benefit Plans	(20,967)	–	–	(20,967)	–	–	–	(20,967)
Amortization of Net Loss Related to Pension and Postretirement Benefit Plans	59	–	–	59	–	–	–	59

Total Comprehensive Income								$168,416

Share-Based Compensation	5,808	–	5,808	–	–	–	–
Net Tax Benefits related to Share-Based Compensation	1,694	–	1,694	–	–	–	–
Common Stock Issued under Purchase and Equity
Compensation Plans (431,254 shares)	14,137	1	223	–	(5,336)	–	19,249
Common Stock Repurchased (1,267,528 shares)	(62,015)	–	–	–	–	–	(62,015)
Cash Dividends Paid	(84,855)	–	–	–	(84,855)	–	–

Balance as of December 31, 2008	$790,704	$568	$492,515	$(28,888)	$787,924	$–	$(461,415)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2008	2007	2006

Operating Activities
Net Income	$192,213	$183,703	$180,359
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	60,515	15,507	10,758
Depreciation and Amortization	14,437	14,559	16,088
Amortization of Deferred Loan and Lease Fees	(2,055)	(1,797)	(2,952)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	1,609	2,807	4,140
Share-Based Compensation	5,808	5,724	4,956
Benefit Plan Contributions	(8,949)	(8,727)	(1,669)
Deferred Income Taxes	(36,860)	16,607	22,844
Net Gain on Sale of Real Property	–	(3,095)	–
Net Gain on Investment Securities	(532)	(1,485)	(172)
Net Change in Trading Securities	(24,214)	96,893	–
Proceeds from Sales of Loans Held for Sale	426,525	335,365	330,677
Originations of Loans Held for Sale	(435,723)	(335,764)	(324,704)
Tax Benefits from Share-Based Compensation	(1,825)	(3,524)	(7,634)
Net Change in Other Assets and Other Liabilities	(6,025)	(82,890)	(23,847)

Net Cash Provided by Operating Activities	184,924	233,883	208,844

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	688,329	712,793	524,080
Proceeds from Sales	235,843	81,904	25,020
Purchases	(885,418)	(884,120)	(612,049)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	52,550	78,161	102,126
Purchases	–	–	(20,250)
Net Change in Loans and Leases	24,668	(14,122)	(462,621)
Premises and Equipment, Net	(13,380)	(5,812)	(8,100)

Net Cash Provided by (Used in) Investing Activities	102,592	(31,196)	(451,794)

Financing Activities
Net Change in Deposits	349,726	(81,022)	115,926
Net Change in Short-Term Borrowings	(65,698)	(3,855)	232,085
Proceeds from Long-Term Debt	–	–	25,000
Repayments of Long-Term Debt	(32,425)	(25,000)	(7,500)
Tax Benefits from Share-Based Compensation	1,825	3,524	7,634
Proceeds from Issuance of Common Stock	14,136	20,633	30,893
Repurchase of Common Stock	(62,015)	(99,656)	(129,727)
Cash Dividends Paid	(84,855)	(82,371)	(76,747)

Net Cash Provided by (Used in) Financing Activities	120,694	(267,747)	197,564

Net Change in Cash and Cash Equivalents	408,210	(65,060)	(45,386)
Cash and Cash Equivalents at Beginning of Period	388,272	453,332	498,718

Cash and Cash Equivalents at End of Period	$796,482	$388,272	$453,332

Supplemental Information
Cash Paid for:
Interest	$137,963	$209,099	$158,251
Income Taxes	94,833	96,623	83,197
Non-cash Investing and Financing Activities:
Transfers from Investment Securities Available-for-Sale to Trading	–	164,180	–
Transfers from Loans to Foreclosed Real Estate	357	484	624

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

Certain prior period information has been reclassified to conform to the current year presentation.

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

Investment Securities

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. Trading securities, comprised primarily of mortgage-backed securities, are carried at fair value, with realized and unrealized gains and losses recorded in noninterest income. Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, that management has the positive intent and ability to hold to maturity are reported at amortized cost. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may not be held-to-maturity and are reported at estimated fair value, with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.

A decline in the fair value of investment securities that is considered other than temporary is recorded as a reduction in noninterest income. An other than temporary impairment analysis is conducted on a quarterly basis. In determining whether an impairment is other than temporary, management considers the length of time and the extent to which estimated fair value has been less than cost, as well as the Company's ability and intent to hold the investment securities for a period of time sufficient to allow for anticipated recovery.

Realized gains and losses are recorded in noninterest income using the specific identification method. Interest and dividends on investment securities, including amortization of premiums and accretion of discounts, using the effective interest method over the period to maturity, are included in interest income. As principal repayments are received on investment securities, primarily mortgage-backed securities, a pro rata portion of the unamortized premium or discount is recognized in interest income.

Non-marketable equity securities, such as the Federal Home Loan Bank of Seattle ("FHLB") and Federal Reserve Bank (the "FRB") stock, are accounted for at cost and included in other assets.

Loans Held for Sale

Loans held for sale, principally residential mortgage loans, are valued on an aggregate basis at the lower of cost or fair value. Fair value is determined based on prevailing market prices for loans with similar characteristics. Gains and losses on sales of residential mortgage loans (sales proceeds minus carrying value) are recorded in the mortgage banking component of noninterest income. Non-refundable fees and direct loan origination costs related to loans held for sale are deferred and recognized as a component of the gain or loss on sale.

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

During the years 1998 through 2002, the Company entered into one leveraged lease transaction known as a Lease In-Lease Out ("LILO") transaction and five leveraged lease transactions known as Sale In-Lease Out ("SILO") transactions. As of January 1, 2007, these LILO and SILO transactions were in various stages of review by the Internal Revenue Service (the "IRS"). Management estimated that the outcome of these reviews would change the projected timing of cash flows from these leveraged leases. As a result, in adopting the provisions of FSP No. 13-2 on January 1, 2007, the Company recorded an after-tax cumulative-effect adjustment to reduce retained earnings by $27.1 million. This adjustment represented a $42.7 million reduction in the carrying value of lease financing balances and a $15.6 million reduction in deferred income tax liabilities. The provisions of FSP No. 13-2 also provide that subsequent changes in the timing of projected cash flows that results in a change in the net investment of a leveraged lease is to be recorded as a gain or loss in the Company's results of operations in the period in which the assumption is changed.

In June 2007, the Company reached an agreement with the IRS as to the terms of settlement of the issues related to the Company's LILO transaction. In October 2008, the Company accepted a general settlement initiative from the IRS related to the Company's five SILO transactions. See Note 15 for further discussion on the settlement of the LILO and SILO transactions.

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

When a loan or lease is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and the loan or lease is accounted for on the cash or cost recovery method until qualifying for return to accrual status. A loan or lease may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan or lease agreement and when doubt about repayment is resolved.

Loans and leases are charged-off when it is probable that a loss has been incurred and when it is possible to make a reasonable estimate of the loss. For commercial loans, a charge-off is determined on a judgmental basis after due consideration of the debtor's prospects for repayment and the estimated fair value of collateral is deemed deficient. For residential mortgage and home equity loans, a charge-off is recorded at 120 days delinquency for the amount that the estimated fair value (sales price minus costs to acquire title, to hold, and to sell) is less than the loan balance. Other consumer loans are charged-off upon becoming past due 120 days.

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

Impaired loans and leases are defined as those which management believes is probable that we will not collect all amounts due according to the contractual terms of the loan or lease agreement. A quarterly evaluation of specific individual commercial borrowers is performed to identify impaired loans and leases. The identification of specific borrowers for review is based on a review of non-accrual loans and leases as well as those loans and leases specifically identified by management as exhibiting above average levels of risk. Interest payments made on impaired loans and leases are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

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

Premises and equipment is depreciated using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives range from six to 20 years for premises and from three to seven years for equipment. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term. Capitalized leased assets are amortized using the straight-line method over the terms of the respective leases. Repairs and maintenance are charged to expense as incurred, while improvements which extend the estimated useful life of the asset are capitalized and depreciated over the estimated remaining life of the asset.

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Company records a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. There was no impairment of the Company's long-lived depreciable assets for the years ended December 31, 2008, 2007, and 2006.

Foreclosed Real Estate

Foreclosed real estate consists of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure. These properties are carried at the lower of cost or estimated fair value based on current appraisals, less estimated costs to sell. Losses arising at the time of acquiring such property are charged against the Allowance. Subsequent decreases in property values are recognized through charges to noninterest expense.

Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets when mortgage loans are sold and the rights to service those loans are retained.

On January 1, 2007, the Company adopted the provisions of SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140," which requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. In adopting the provisions of SFAS No. 156, the Company recorded an increase in the value of mortgage servicing rights of $8.0 million which resulted in a net of tax increase to retained earnings of $5.1 million. Also, as permitted by SFAS No. 156, the Company reclassified investment securities with a carrying value of $164.2 million (the "Designated Securities") from the available-for-sale portfolio to the trading portfolio. Concurrently, the Company reclassified unrealized losses of $5.3 million, net of tax, previously recorded as a component of accumulated other comprehensive loss, to retained earnings. The Designated Securities are recorded at fair value on the Company's statement of condition, with realized and unrealized gains and losses recorded as a component of mortgage banking income. The change in fair value of the Designated Securities is intended to offset changes in valuation assumptions affecting the recorded value of the Company's mortgage servicing rights. The net after-tax cumulative-effect adjustment to adopt the provisions of SFAS No. 156 was to reduce retained earnings by $0.2 million on January 1, 2007. The Company also adopted the fair value measurement provisions of SFAS No. 156 to account for subsequent re-measurements of the Company's class of mortgage servicing rights recognized from January 1, 2007 through June 30, 2008.

The Company established a new class of mortgage servicing rights, to be accounted for under the amortization method, beginning with servicing rights recognized on or after July 1, 2008. This class of mortgage servicing rights is also initially recorded at its estimated fair value, however, is amortized in proportion to and over the period of estimated net servicing income. An impairment analysis is prepared on a quarterly basis by estimating the fair value of the mortgage servicing rights and comparing that value to the carrying amount. Impairment charges related to mortgage servicing rights accounted for under the amortization method are recognized through a charge to mortgage banking income, a component of noninterest income. Impairment charges for the year ended December 31, 2008 were $0.3 million.

Written Loan Commitments

U.S. Securities and Exchange Commission (the "SEC") Staff Accounting Bulletin ("SAB") No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings," which became effective for the Company on January 1, 2008, requires entities to include the expected net future cash flows related to the servicing of the loan in the measurement of interest rate lock commitments that are accounted for at fair value through earnings. The expected net future cash flows from servicing the loan that are to be included in measuring the fair value of the interest rate lock commitment is to be determined in the same manner that the fair value of a recognized servicing asset is measured under SFAS No. 156. However, a separate and distinct servicing asset is not recognized for accounting purposes until the servicing rights have been contractually separated from the underlying loan by sale or securitization of the loan with servicing rights retained. The impact of SAB No. 109 was to accelerate the recognition of the estimated fair value of the servicing rights related to the loan from the loan sale date to the loan commitment date. The adoption of SAB No. 109 increased mortgage banking income by $2.0 million for the year ended December 31, 2008. See Note 16 for more information on SAB No. 109.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination. Goodwill is assessed at least annually for impairment. No impairment of goodwill was recorded for the years ended December 31, 2008, 2007, and 2006.

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

Pension and Postretirement Benefit Plans

The Company incurs certain employment-related expenses associated with its two pension plans and a postretirement benefit plan (the "Plans"). In order to measure the expense associated with the Plans, various assumptions are made including the discount rate used to value certain liabilities, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The assumptions are based on historical experience as well as current facts and circumstances. The Company uses a December 31 measurement date for its Plans. As of the measurement date, plan assets are determined based on estimated fair value, generally representing observable market prices. The projected benefit obligation is primarily determined based on the present value of projected benefit distributions at an assumed discount rate.

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

On December 31, 2006, the Company adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires the Company to recognize in its statement of condition an asset for a plan's overfunded status or a liability for a plan's underfunded status. SFAS No. 158 also requires that the Company measure the Plans' assets and obligations that determine its funded status as of the end of the fiscal year and to recognize those changes in the year in which the changes occur as a component of other comprehensive income, net of taxes. The adoption of SFAS No. 158 resulted in a reduction of the Company's accumulated other comprehensive loss, net of tax, by approximately $7.0 million, due to previously unrecognized prior service credits and net actuarial gains.

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

The Company maintains reserves for certain tax positions that arise in the normal course of business. As of December 31, 2008, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 established a recognition threshold and measurement attributes for income tax positions recognized in the Company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." In evaluating a tax position for recognition, FIN 48 requires that the Company judgmentally evaluate whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company's financial statements as the largest amount of tax benefit that, in management's judgment, is greater than 50% likely of being realized upon ultimate settlement. In adopting the provisions of FIN 48 on January 1, 2007, the Company recorded an after-tax cumulative-effect adjustment to reduce retained earnings by $7.2 million. See Note 15 for further discussion on the Company's FIN 48 tax positions as of December 31, 2008 and 2007.

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

Share-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment," using the modified prospective method. As a result, compensation expense for the years ended December 31, 2008, 2007, and 2006 includes expense related to share-based awards granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." Compensation expense for the years ended December 31, 2008, 2007, and 2006 also includes expense related to share-based awards granted on or after January 1, 2006. The adoption of SFAS

No. 123(R) did not have a material impact on the Company's statements of income and condition. See Note 14 for share-based compensation disclosures.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $6.0 million for the years ended December 31, 2008 and 2007, and $5.8 million for the year ended December 31, 2006.

International Operations

The Bank has operations that are conducted in certain Pacific Islands that are denominated in U.S. dollars. These operations are classified as domestic.

Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements," which established a framework for measuring fair value, while expanding fair value measurement disclosures. SFAS No. 157 established a fair value hierarchy that distinguishes between independent observable inputs and unobservable inputs based on the best information available. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities, the effect of these measurements on earnings for the period, and the inputs used to measure fair value. In February 2008, the FASB issued FSP FAS 157-1 to exclude SFAS No. 13, "Accounting for Leases," and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. The adoption of SFAS No. 157 had no impact on retained earnings and did not have a material impact on the Company's statements of income and condition. See Note 18 for fair value measurement disclosures.

In February 2008, the FASB also issued FSP FAS 157-2 to allow entities to electively defer the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The Company electively deferred the application of the fair value measurement provisions of SFAS No. 157 to its nonfinancial assets and liabilities measured at fair value until January 1, 2009. The adoption of the fair value measurement provisions of SFAS No. 157 to the Company's nonfinancial assets and liabilities is not expected to have a material impact on the Company's statements of income and condition.

Fair Value Option

On January 1, 2008, the Company adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115," which provided entities with an option to report selected financial assets and financial liabilities, on an instrument by instrument basis, at fair value. On January 1, 2008, the Company elected the fair value option for its subordinated notes, which are included in long-term debt on the Company's Consolidated Statements of Condition. In adopting the provisions of SFAS No. 159 on January 1, 2008, the Company adjusted the carrying value of the subordinated notes to fair value and recorded an after-tax cumulative-effect adjustment to reduce retained earnings by $2.7 million. Since electing the fair value option, accounting for the Company's subordinated notes at fair value has increased other noninterest income by $3.6 million for the year ended December 31, 2008. See Note 18 for more information related to the fair value option.

Future Application of Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133." SFAS No. 161 expands disclosure requirements regarding an entity's derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and related interpretations; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 also requires several added quantitative disclosures in financial statements. The provisions of SFAS No. 161 are effective for financial statements issued for annual and interim periods beginning after November 15, 2008. As SFAS No. 161 amends only the disclosure requirements for derivative instruments and hedged items, the adoption of SFAS No. 161 will not affect the Company's statements of income and condition.

Note 2.        Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investment securities as of December 31, 2008, 2007, and 2006 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2008
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$551	$26	$–	$577
Debt Securities Issued by States and Political Subdivisions	47,033	1,028	(61)	48,000
Debt Securities Issued by U.S. Government-Sponsored Enterprises	235,280	997	(266)	236,011
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,941,569	37,924	(1,187)	1,978,306
Non-Agencies	301,453	59	(45,199)	256,313

Total Mortgage-Backed Securities	2,243,022	37,983	(46,386)	2,234,619

Other Debt Securities	34	–	(2)	32

Total	$2,525,920	$40,034	$(46,715)	$2,519,239

Held-to-Maturity:
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	$239,635	$3,198	$(658)	$242,175

Total	$239,635	$3,198	$(658)	$242,175

December 31, 2007
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$3,295	$30	$–	$3,325
Debt Securities Issued by States and Political Subdivisions	47,620	331	(41)	47,910
Debt Securities Issued by U.S. Government-Sponsored Enterprises	294,223	1,289	(48)	295,464
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,678,828	12,414	(6,771)	1,684,471
Non-Agencies	312,973	–	(8,533)	304,440

Total Mortgage-Backed Securities	1,991,801	12,414	(15,304)	1,988,911

Other Debt Securities	228,421	172	(1,013)	227,580

Total	$2,565,360	$14,236	$(16,406)	$2,563,190

Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$6	$–	$–	$6
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	292,571	722	(5,655)	287,638

Total	$292,577	$722	$(5,655)	$287,644

December 31, 2006
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$19,036	$7	$(103)	$18,940
Debt Securities Issued by States and Political Subdivisions	38,833	125	(178)	38,780
Debt Securities Issued by U.S. Government-Sponsored Enterprises	258,938	125	(1,167)	257,896
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,626,206	2,982	(30,808)	1,598,380
Non-Agencies	364,687	–	(7,923)	356,764

Total Mortgage-Backed Securities	1,990,893	2,982	(38,731)	1,955,144

Other Debt Securities	333,131	101	(6,115)	327,117

Total	$2,640,831	$3,340	$(46,294)	$2,597,877

Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$30	$1	$–	$31
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	371,314	779	(11,405)	360,688

Total	$371,344	$780	$(11,405)	$360,719

As of December 31, 2008 and 2007, investment securities with a carrying value of $2.0 billion and $1.7 billion, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase. Investment securities pledged where the secured party has the right to sell or repledge investment securities were $825.8 million and $650.4 million as of December 31, 2008 and 2007, respectively.

The table below presents an analysis of the contractual maturities of the Company's investment securities as of December 31, 2008. Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value

Available-for-Sale:
Due in One Year or Less	$1,139	$1,140
Due After One Year Through Five Years	12,880	13,322
Due After Five Years Through Ten Years	31,144	31,707
Due After Ten Years	237,735	238,451

	282,898	284,620
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,941,569	1,978,306
Non-Agencies	301,453	256,313

Total Mortgage-Backed Securities	2,243,022	2,234,619

Total	$2,525,920	$2,519,239

Held-to-Maturity:
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	$239,635	$242,175

Total	$239,635	$242,175

Gross gains and losses from the sales of investment securities for the years ended December 31, 2008, 2007, and 2006 were as follows:

(dollars in thousands)	2008	2007	2006

Gross Gains on Sales of Investment Securities	$549	$1,485	$172
Gross Losses on Sales of Investment Securities	(17)	–	–

Net Gains on Sales of Investment Securities	$532	$1,485	$172

The Company's temporarily impaired investment securities as of December 31, 2008 and 2007 were as follows:

Temporarily Impaired Investment Securities

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

December 31, 2008
Debt Securities Issued by States and Political Subdivisions	$745	$(11)	$284	$(50)	$1,029	$(61)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	19,375	(228)	1,591	(38)	20,966	(266)
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	222,468	(1,388)	59,385	(457)	281,853	(1,845)
Non-Agencies	123,549	(16,641)	121,482	(28,558)	245,031	(45,199)

Total Mortgage-Backed Securities	346,017	(18,029)	180,867	(29,015)	526,884	(47,044)

Other Debt Securities	–	–	32	(2)	32	(2)

Total Temporarily Impaired Investment Securities	$366,137	$(18,268)	$182,774	$(29,105)	$548,911	$(47,373)

December 31, 2007
Debt Securities Issued by States and Political Subdivisions	$328	$(8)	$9,857	$(33)	$10,185	$(41)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,384	(15)	2,081	(33)	3,465	(48)
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	148,537	(593)	789,643	(11,834)	938,180	(12,427)
Non-Agencies	–	–	304,440	(8,533)	304,440	(8,533)

Total Mortgage-Backed Securities	148,537	(593)	1,094,083	(20,367)	1,242,620	(20,960)

Other Debt Securities	–	–	218,981	(1,012)	218,981	(1,012)

Total Temporarily Impaired Investment Securities	$150,249	$(616)	$1,325,002	$(21,445)	$1,475,251	$(22,061)

The gross unrealized losses reported for mortgage-backed securities relate to investment securities issued by U.S. government-sponsored enterprises, such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, and non-agencies. The Company does not believe that the investment securities that were in an unrealized loss position as of December 31, 2008, which was comprised of 76 securities, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company has both the intent and ability to hold the investment securities for a period of time necessary to recover the amortized cost.

Substantially all of the Company's interest income on investment securities for the years ended December 31, 2008, 2007, and 2006, was comprised of taxable interest income. Income tax expense related to the Company's net realized gains on the sales of investment securities was $0.2 million, $0.6 million, and $0.1 million for the years ended December 31, 2008, 2007, and 2006, respectively. The accumulated other comprehensive loss from net unrealized gains and losses on investment securities, net of tax, was $4.3 million, $1.4 million, and $27.5 million as of December 31, 2008, 2007, and 2006, respectively.

Note 3.        Loans and Leases and the Reserve for Credit Losses

Loans and Leases

The Company's loan and lease portfolio was comprised of the following as of December 31:

(dollars in thousands)	2008	2007	2006	2005	2004

Commercial
Commercial and Industrial	$1,053,781	$1,054,355	$1,093,392	$918,842	$923,700
Commercial Mortgage	740,779	634,483	611,334	558,346	602,678
Construction	153,952	208,670	249,263	153,682	106,220
Lease Financing	468,140	481,882	508,997	470,155	479,100

Total Commercial	2,416,652	2,379,390	2,462,986	2,101,025	2,111,698

Consumer
Residential Mortgage	2,461,824	2,486,284	2,487,123	2,418,768	2,326,627
Home Equity	1,033,221	994,972	950,860	886,830	779,892
Automobile	369,789	443,011	429,149	433,027	404,850
Other [1]	248,747	277,204	293,049	328,886	363,863

Total Consumer	4,113,581	4,201,471	4,160,181	4,067,511	3,875,232

Total Loans and Leases	$6,530,233	$6,580,861	$6,623,167	$6,168,536	$5,986,930

1
Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were reported net of unearned income of $179.6 million and $190.2 million as of December 31, 2008 and 2007, respectively.

Commercial and residential mortgage loans of $504.6 million and $415.0 million were pledged to secure an FRB line of credit as of December 31, 2008 and 2007, respectively. Residential mortgage loans of $60.2 million were pledged to secure FHLB advances as of December 31, 2008 and 2007.

The aggregate amount of gains and losses on the Company's sale of residential mortgage loans for the years ended December 31, 2008, 2007, and 2006 is shown below. Net gains on sale of residential mortgage loans are recorded as a component of mortgage banking income in noninterest income. There were no sales of commercial loans for the years ended December 31, 2008, 2007, and 2006.

(dollars in thousands)	2008	2007	2006

Gross Gains on Sale of Residential Mortgage Loans	$2,308	$1,471	$1,633
Gross Losses on Sale of Residential Mortgage Loans	(1,312)	(786)	(553)

Net Gains on Sale of Residential Mortgage Loans	$996	$685	$1,080

Leveraged Leases

The Company's net investment in leveraged leases was comprised of the following as of December 31, 2008 and 2007:

	December 31,
(dollars in thousands)	2008	2007

Rental Receivable (Net of Principal and Interest on Non-Recourse Debt)	$273,059	$288,695
Estimated Residual Value of Leased Assets	191,989	198,645
Less: Unearned and Deferred Income	(142,543)	(150,425)

Investment in Leveraged Leases	322,505	336,915
Less: Deferred Income Taxes Arising from Leveraged Leases	(164,277)	(180,403)

Net Investment in Leveraged Leases	$158,228	$156,512

The Company is the lessor in various leveraged lease agreements under which airplanes, rail cars, and watercraft, are leased with estimated remaining economic lives ranging from seven to 28 years. These leveraged lease agreements have remaining terms up to 20 years. The Company's equity investment typically represents between 20% and 30% of the purchase price, with the remaining percentage being provided by third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the asset. The residual value of the leased asset is estimated at the beginning of the leveraged lease agreement, based on appraisals and other methods, and is reviewed at least annually for impairment. At the end of the lease term, the asset is returned to the Company. Generally, for federal income tax purposes, the Company receives the benefit of income tax deductions for depreciation on the entire leased asset and for interest on the long-term debt. During the early years of a leveraged lease, income tax deductions exceed lease rental income, resulting in reduced income taxes payable. In the later years of a leveraged lease, lease rental income will exceed income tax deductions, resulting in increased income taxes payable. Deferred income taxes are provided for this timing difference. The Company's investment in leveraged leases was $322.5 million and $336.9 million as of December 31, 2008 and 2007, respectively, and is reflected as a component of commercial lease financing.

In March 2008, the lessee in an aircraft leveraged lease exercised its early buy-out option resulting in an $11.6 million pre-tax gain for the Company. This gain on the sale of the Company's equity interest in the lease was recorded as a component of other noninterest income in the statement of income. This sale also resulted in a benefit for income taxes of $1.4 million from the adjustment of previously recognized tax liabilities. After-tax gains from this transaction were $13.0 million.

Related Party Loans

Certain directors and executive officers of the Company, companies in which they are principal owners, and trusts in which they are involved, have loans with the Bank. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements.

The following table presents the loan activity with certain directors and executive officers of the Company for the years ended December 31, 2008 and 2007.

	December 31,
(dollars in thousands)	2008	2007

Balance at Beginning of Year	$19,147	$17,551
Additions:
Borrowings	2,639	1,263
Other [1]	1,207	2,527
Reductions:
Payments	(6,769)	(2,194)

Balance at End of Year	$16,224	$19,147

1
Represents borrowings as a result of changes in the parties considered executive officers under SEC regulations.

Reserve for Credit Losses

Activity in the Company's reserve for credit losses was as follows for the years ended December 31:

(dollars in thousands)	2008	2007	2006	2005	2004

Balance at Beginning of Period	$96,167	$96,167	$96,167	$113,596	$129,080
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(8,059)	(3,266)	(2,373)	(2,507)	(4,408)
Commercial Mortgage	–	–	–	–	(575)
Construction	(1,932)	–	–	–	–
Lease Financing	(304)	(145)	–	(10,049)	(1,381)
Consumer
Residential Mortgage	(723)	(169)	(132)	(646)	(819)
Home Equity	(2,530)	(1,097)	(633)	(959)	(827)
Automobile	(11,236)	(10,340)	(8,268)	(6,767)	(5,407)
Other [1]	(10,564)	(9,893)	(9,251)	(12,605)	(13,138)

Total Loans and Leases Charged-Off	(35,348)	(24,910)	(20,657)	(33,533)	(26,555)

Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	1,634	1,203	3,509	1,751	3,973
Commercial Mortgage	–	156	509	3,246	2,052
Construction	–	–	–	–	529
Lease Financing	10	2,092	3	189	19
Consumer
Residential Mortgage	175	221	464	641	915
Home Equity	108	359	309	411	283
Automobile	2,817	2,582	2,088	1,900	1,987
Other [1]	2,589	2,790	3,017	3,378	4,252
Foreign	–	–	–	–	7,061

Total Recoveries on Loans and Leases Previously Charged-Off	7,333	9,403	9,899	11,516	21,071

Net Loans and Leases Charged-Off	(28,015)	(15,507)	(10,758)	(22,017)	(5,484)
Provision for Credit Losses	60,515	15,507	10,758	4,588	(10,000)

Balance at End of Period [2]	$128,667	$96,167	$96,167	$96,167	$113,596

Components
Allowance for Loan and Lease Losses	$123,498	$90,998	$90,998	$91,090	$106,796
Reserve for Unfunded Commitments	5,169	5,169	5,169	5,077	6,800

Total Reserve for Credit Losses	$128,667	$96,167	$96,167	$96,167	$113,596

Average Loans and Leases Outstanding	$6,542,178	$6,561,584	$6,369,200	$6,104,356	$5,786,645

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.43%	0.24%	0.17%	0.36%	0.09%
Ratio of Allowance for Loan and Lease Losses
to Loans and Leases Outstanding	1.89%	1.38%	1.37%	1.48%	1.78%
1
Comprised of other revolving credit, installment, and lease financing.

2
Included in this analysis is activity related to the Company's reserve for unfunded commitments, which is separately recorded in other liabilities in the Consolidated Statements of Condition.

Non-accrual loans and leases as of December 31, 2008 and 2007 were $14.5 million and $5.1 million, respectively. Loans and leases past due 90 days or more and still accruing interest as of December 31, 2008 and 2007 were $14.2 million and $7.6 million, respectively.

The Company's impaired loans and leases as of December 31, 2008, 2007, and 2006 were as follows:

(dollars in thousands)	2008	2007	2006

Recorded Investment in Impaired Loans and Leases Not Requiring an Allowance for Loan and Lease Losses	$8,197	$–	$–
Recorded Investment in Impaired Loans and Leases Requiring an Allowance for Loan and Lease Losses	125	87	414

Recorded Investment in Impaired Loans and Leases [1]	$8,322	$87	$414

Allowance for Loan and Lease Losses on Impaired Loans and Leases	$13	$30	$145
Average Recorded Investment in Impaired Loans and Leases	$1,728	$150	$168
1
There were no accruing market-rate troubled-debt restructurings for the years ended December 31, 2008, 2007, and 2006.

Note 4.        Mortgage Servicing Rights

The Company's portfolio of residential mortgage loans serviced for third parties was $2.7 billion as of December 31, 2008 and $2.5 billion as of December 31, 2007 and 2006. Substantially all of the Company's residential mortgage loans sold to third parties is sold on a non-recourse basis. The Company's mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of the borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $6.3 million for the year ended December 31, 2008, and $6.1 million for the years ended December 31, 2007 and 2006. The Company's residential mortgage loan servicing portfolio is comprised primarily of fixed rate loans concentrated in Hawaii.

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

For the years ended December 31, 2008 and 2007, the change in the fair value of the Company's mortgage servicing rights accounted for under the fair value measurement method was as follows:

(dollars in thousands)	2008	2007

Balance at Beginning of Year	$27,588	$27,444
Servicing Rights that Resulted From Asset Transfers	3,717	4,153
Changes in Fair Value:
Due to Change in Valuation Assumptions [1]	(9,331)	184
Due to Paydowns and Other [2]	(2,421)	(4,193)

Total Changes in Fair Value of Mortgage Servicing Rights	(11,752)	(4,009)

Balance at End of Year	$19,553	$27,588

1
Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

2
Principally represents changes due to loan payoffs.

For the years ended December 31, 2008, 2007, and 2006, the change in the carrying value of the Company's mortgage servicing rights accounted for under the amortization method, net of a valuation allowance, was as follows:

(dollars in thousands)	2008 [1]	2007	2006

Balance at Beginning of Year	$–	$–	$18,010
Servicing Rights that Resulted From Asset Transfers	1,843	–	3,979
Amortization	(47)	–	(2,552)

Balance at End of Year	$1,796	$–	$19,437

Valuation Allowance:
Balance at Beginning of Year	$–	$–	$–
Provision for Mortgage Servicing Rights in Excess of Fair Value	292	–	–

Balance at End of Year	$292	$–	$–

Mortgage Servicing Rights Accounted for Under the Amortization Method, Net of a Valuation Allowance	$1,504	$–	$19,437

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Year	$–	$–	$25,689
End of Year	$1,504	$–	$27,444
1
The Company established a new class of mortgage servicing rights, to be accounted for under the amortization method, beginning with servicing rights recognized on or after July 1, 2008.

The key assumptions used in estimating the fair value of the Company's mortgage servicing rights as of December 31, 2008 and 2007 were as follows:

	2008	2007

Weighted-Average Constant Prepayment Rate [1]	17.81%	11.15%
Weighted-Average Life (in years)	4.17	6.08
Weighted-Average Note Rate	5.74%	5.82%
Weighted-Average Discount Rate [2]	6.23%	8.56%
1
Represents annualized loan repayment rate assumption.

2
Derived from multiple interest rate scenarios that incorporate a spread to the LIBOR/swap curve and market volatilities.

Residential mortgage loan repayment rates for the Company's servicing portfolio, which is concentrated in Hawaii, approximated the national average for the years ended December 31, 2008 and 2007.

A sensitivity analysis of the Company's fair value of mortgage servicing rights to changes in certain key assumptions as of December 31, 2008 and 2007 is presented in the following table.

Sensitivity Analysis

(dollars in thousands)	2008	2007

Constant Prepayment Rate
Decrease in fair value from 25 basis points ("bps") adverse change	$(216)	$(260)
Decrease in fair value from 50 bps adverse change	(427)	(516)
Discount Rate
Decrease in fair value from 25 bps adverse change	(202)	(265)
Decrease in fair value from 50 bps adverse change	(400)	(526)

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

Note 5.        Premises and Equipment

The components of the Company's premises and equipment as of December 31, 2008 and 2007 were as follows:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value

December 31, 2008
Premises	$291,379	$(192,034)	$99,345
Equipment	197,615	(182,447)	15,168
Capital Leases	4,464	(2,857)	1,607

Total	$493,458	$(377,338)	$116,120

December 31, 2007
Premises	$285,959	$(182,374)	$103,585
Equipment	191,644	(179,838)	11,806
Capital Leases	4,464	(2,678)	1,786

Total	$482,067	$(364,890)	$117,177

Depreciation and amortization (including capital lease amortization) included in noninterest expense totaled $14.4 million, $14.6 million, and $16.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 6.        Other Assets

The components of the Company's other assets as of December 31, 2008 and 2007 were as follows:

Other Assets

(dollars in thousands)	2008	2007

Bank-Owned Life Insurance	$196,043	$188,888
Federal Home Loan Bank and Federal Reserve Bank Stock	79,705	79,494
Low-Income Housing Investments and Other Equity Investment	30,920	36,376
Accounts Receivable	17,607	26,748
Federal Tax Deposit	82,500	61,000
Other	67,792	40,626

Total Other Assets	$474,567	$433,132

Note 7.        Deposits

Time Deposits

As of December 31, 2008 and 2007, the Company's total time deposits were $1.6 billion and $1.7 billion, respectively. As of December 31, 2008, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount

2009	$1,329,312
2010	80,208
2011	108,638
2012	13,826
2013	16,763
Thereafter	29,153

Total	$1,577,900

The amount of time deposits with balances of $100,000 or more was $922.2 million and $997.7 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount

Three Months or Less	$492,468
Over Three Months through Six Months	232,393
Over Six Months through Twelve Months	104,794
Over Twelve Months	92,515

Total	$922,170

Public Deposits

As of December 31, 2008 and 2007, deposits of governmental entities of $8.5 million and $0.7 million, respectively, required collateralization by acceptable investment securities of the Company.

Note 8.        Borrowings

Details of the Company's borrowings as of and for the years ended December 31, 2008, 2007, and 2006 were as follows:

(dollars in thousands)	2008	2007	2006

Funds Purchased
Amounts Outstanding as of December 31,	$15,734	$75,400	$60,140
Average Amount Outstanding During Year	90,945	120,212	170,427
Maximum Amount Outstanding at Any Month End	255,900	234,200	353,700
Weighted Average Interest Rate During Year	1.74%	4.96%	4.99%
Weighted Average Interest Rate End of Year	0.09%	2.28%	5.23%
Securities Sold Under Agreements to Repurchase [1]
Amounts Outstanding as of December 31,	$353,835	$429,340	$372,824
Average Amount Outstanding During Year	428,225	400,902	525,147
Maximum Amount Outstanding at Any Month End	581,962	487,511	707,166
Weighted Average Interest Rate During Year [2]	2.75%	4.86%	4.72%
Weighted Average Interest Rate End of Year	1.37%	4.35%	4.95%
1
Excludes long-term securities sold under agreements to repurchase with private institutions of $675.0 million, $600.0 million, and $675.0 million as of December 31, 2008, 2007, and 2006, respectively.

2
The weighted average interest rates for securities sold under agreements to repurchase were computed by dividing actual interest expense on borrowings by the average daily borrowings.

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

The Company's total securities sold under agreements to repurchase were $1.0 billion as of December 31, 2008, 2007, and 2006. As of December 31, 2008, total securities sold under agreements to repurchase placed with private institutions were $675.0 million, of which $200.0 million were indexed to the London Inter Bank Offering Rate ("LIBOR") and $475.0 million were at fixed interest rates. As of December 31, 2008, the remaining terms of agreements with private institutions ranged from five to 13 years. However, the private institutions have the right to terminate the agreements on predetermined dates. If the agreements with private institutions, which are indexed to LIBOR, are not terminated by the predetermined dates, interest rates on the agreements become fixed, at rates ranging from 4.25% to 5.00%, for the remaining term of the respective agreements. As of December 31, 2008, the weighted average interest rate for the Company's agreements with private institutions was 3.75%.

As of December 31, 2008, the weighted average maturity was 66 days for the Company's securities sold under agreements to repurchase with government entities and 8.29 years for securities sold under agreements to repurchase with private institutions, subject to the private institutions' right to terminate agreements at earlier specified dates which could decrease the weighted average maturity to 5.10 years.

Note 9.        Long-Term Debt

The Company's long-term debt as of December 31, 2008 and 2007 were as follows:

(dollars in thousands)	2008	2007

Subordinated Notes	$119,275	$124,907
Federal Home Loan Bank Advances	50,000	50,000
Privately Placed Notes	25,000	25,000
Capitalized Lease Obligations	9,010	9,039
Capital Securities	–	26,425

Total Long-Term Debt	$203,285	$235,371

As of December 31, 2008, the subordinated notes issued by the Bank, bearing a fixed interest rate of 6.875%, were recorded at fair value on the Company's Consolidated Statements of Condition. See Note 18 for more information related to the Company's adoption of SFAS No. 159 and the fair value option. The subordinated notes were issued in 1999 under the Bank's $1.0 billion note program and mature in March 2009. Under the terms of this program, the Bank may issue additional notes provided that at any time the aggregate amount outstanding does not exceed $1.0 billion.

The Bank is a member of the FHLB. The Bank may borrow funds from the FHLB in amounts up to 15% of the Bank's total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. The Bank is required to hold FHLB stock as a condition of membership. As of December 31, 2008, the Bank held $61.3 million of FHLB stock which is recorded as a component of other assets. As of December 31, 2008, borrowings from the FHLB were $50.0 million at a fixed interest rate of 4.0% with maturity in 2010. As of December 31, 2008 and 2007, residential mortgage loans of $60.2 million were pledged to secure the FHLB advances.

The Parent issued $25.0 million in privately placed fixed rate notes in 2006. Of the $25.0 million in privately placed notes outstanding as of December 31, 2008, $10.0 million was scheduled to mature in three years bearing an interest rate of 6.00% and $15.0 million was scheduled to mature in eight years bearing an interest rate of 6.27%. In February 2009, the Parent repaid the $25.0 million in privately placed fixed rate notes.

Capitalized lease obligations relate to office space at the Company's headquarters. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $0.7 million per year from 2008 to 2012, and are negotiable thereafter.

Bancorp Hawaii Capital Trust I (the "Trust"), a grantor trust wholly-owned by the Parent, issued $100.0 million in Capital Securities in 1996. The sole assets of the Trust were Junior Subordinated Debt Securities (the "Debt") issued by the Parent to the Trust. The Capital Securities, bearing a fixed interest rate of 8.25%, were scheduled to mature on December 15, 2026. However, the Capital Securities became redeemable, in whole or in part, at the option of the Trust on December 15, 2006. During the years ended December 31, 2007 and 2006, the Parent redeemed Capital Securities of $68.6 million and $5.0 million, respectively. During the year ended December 31, 2008, the Parent redeemed the remaining Capital Securities of $26.4 million. Concurrently, the Debt issued by the Parent to the Trust was repaid and the Trust was dissolved.

As of December 31, 2008, future principal payments on long-term debt, excluding capital lease obligations and the $25.0 million in privately placed notes repaid by the Parent in February 2009, were expected to be as follows:

(dollars in thousands)	Amount

2009	$119,275
2010	50,000
2011	–
2012	–
2013	–
Thereafter	–

Total	$169,275

Note 10.        Shareholders' Equity

Regulatory Capital

The table below sets forth the minimum required capital amounts and ratios for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank as of December 31, 2008 and 2007:

(dollars in thousands)	Well Capitalized Minimum Ratio	Company	Bank

As of December 31, 2008:
Shareholders' Equity		$790,704	$743,927
Tier 1 Capital		751,519	718,870
Total Capital		835,682	802,933
Tier 1 Capital Ratio	6%	11.24%	10.76%
Total Capital Ratio	10%	12.49%	12.02%
Leverage Ratio	5%	7.30%	6.97%
As of December 31, 2007:
Shareholders' Equity		$750,255	$751,867
Tier 1 Capital		731,703	723,778
Total Capital		845,460	837,426
Tier 1 Capital Ratio	6%	10.32%	10.22%
Total Capital Ratio	10%	11.92%	11.83%
Leverage Ratio	5%	7.02%	6.94%

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

As of December 31, 2008, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action. There were no conditions or events since December 31, 2008 that management believes have changed the Company or the Bank's capital ratings.

FRB regulations require the Bank to maintain reserve balances based on the amount of deposits held. The required reserve balance of the Bank was $51.9 million and $40.7 million as of December 31, 2008 and 2007, respectively.

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

Common Stock Repurchase Program

On October 24, 2008, the Parent's Board of Directors increased the authorization under the share repurchase program by an additional $50.0 million. This new authorization, combined with the Parent's previously announced authorizations of $1.65 billion, brought the total authorized repurchase amount to $1.70 billion. Shares repurchased under this program are held in treasury stock for re-issuance in connection with share-based compensation plans and for general corporate purposes. The Parent repurchased 1.2 million shares, 1.9 million shares, and 2.5 million shares for the years ended December 31, 2008, 2007, and 2006, respectively. From the beginning of the share repurchase program in July 2001 through October 28, 2008, the Parent repurchased a total of 45.6 million shares and returned a total of $1.6 billion to its shareholders at an average cost of $35.44 per share. The Parent has not made any share repurchases from October 29, 2008 through February 20, 2009. Remaining buyback authority was $85.4 million as of December 31, 2008, with no changes in this amount through February 20, 2009.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, which is a component of shareholders' equity were as follows:

(dollars in thousands)	Prior Service Credit and Actuarial Gains Related to Postretirement Plan	Actuarial Losses Related to Pension Plans	Net Unrealized Gains (Losses) on Investment Securities	Accumulated Other Comprehensive Loss

Balance, December 31, 2005	$–	$(20,523)	$(27,295)	$(47,818)
Net change	6,958	1,972	(196)	8,734

Balance, December 31, 2006	6,958	(18,551)	(27,491)	(39,084)
Net change	1,689	6,201	26,103	33,993

Balance, December 31, 2007	8,647	(12,350)	(1,388)	(5,091)
Net change	(1,568)	(19,340)	(2,889)	(23,797)

Balance, December 31, 2008	$7,079	$(31,690)	$(4,277)	$(28,888)

The following table presents the change in accumulated other comprehensive loss, net of tax, related to each component:

(dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax

December 31, 2008:
Net Unrealized Losses on Investment Securities Available-for-Sale Arising During the Year	$(3,979)	$(1,431)	$(2,548)
Reclassification of Net Gains on Investment Securities Available-for-Sale Included in Net Income	(532)	(191)	(341)

Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(4,511)	(1,622)	(2,889)
Amortization of Prior Service Credit and Net Actuarial Loss	92	33	59
Unamortized Losses Related to Defined Benefit Plans	(32,761)	(11,794)	(20,967)

Change in Accumulated Other Comprehensive Loss	$(37,180)	$(13,383)	$(23,797)

December 31, 2007:
Net Unrealized Gains on Investment Securities Available-for-Sale Arising During the Year	$34,021	$12,248	$21,773
Reclassification of Unrealized Losses to Retained Earnings to Initially Apply SFAS No. 156	8,248	2,969	5,279
Reclassification of Net Gains on Investment Securities Available-for-Sale Included in Net Income	(1,485)	(536)	(949)

Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	40,784	14,681	26,103
Amortization of Prior Service Credit and Net Actuarial Loss	1,337	481	856
Unamortized Gains Related to Defined Benefit Plans	10,990	3,956	7,034

Change in Accumulated Other Comprehensive Loss	$53,111	$19,118	$33,993

December 31, 2006:
Net Unrealized Losses on Investment Securities Available-for-Sale Arising During the Year	$(136)	$(49)	$(87)
Reclassification of Net Gains on Investment Securities Available-for-Sale Included in Net Income	(172)	(63)	(109)

Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(308)	(112)	(196)
Adjustment to Initially Apply SFAS No. 158	10,871	3,913	6,958
Change in Minimum Pension Liability Adjustment	2,587	615	1,972

Change in Accumulated Other Comprehensive Loss	$13,150	$4,416	$8,734

Note 11.        Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share for the years ended December 31, 2008, 2007, and 2006:

	Weighted Average Shares
	2008	2007	2006

Denominator for Basic Earnings Per Share	47,674,000	49,033,208	50,176,685
Dilutive Effect of Stock Options	472,129	651,794	912,670
Dilutive Effect of Restricted Stock	54,521	148,544	89,588

Denominator for Diluted Earnings Per Share	48,200,650	49,833,546	51,178,943

Stock options to purchase 250,405 shares of common stock as of December 31, 2008, and stock options to purchase 24,101 shares of common stock as of December 31, 2007 and 2006 were outstanding but excluded from the computation of diluted earnings per share as the stock options' exercise prices were in excess of the market price of the Parent's common stock and therefore, were antidilutive.

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

Retail Banking

The Retail Banking segment offers a broad range of financial products and services to consumers and small businesses. Loan and lease products include residential mortgage loans, home equity lines of credit, and installment loans. Deposit products include checking, savings, and time deposit accounts. The Retail Banking segment also provides merchant services to its small business customers. Products and services from the Retail Banking segment are delivered to customers through 73 Hawaii branch locations, 462 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service. This segment also offers retail property, casualty, and life insurance products.

Commercial Banking

Commercial Banking offers products including corporate banking and commercial real estate loans, commercial lease financing, auto dealer financing, consumer automobile loans and leases, deposit and cash management products, and wholesale property and casualty insurance products. Commercial lending, deposit, and cash management services are offered to middle-market and large companies in Hawaii. Commercial real estate mortgages are focused on customers that include investors, developers, and builders domiciled in Hawaii. Commercial Banking also includes international banking and operations at our 12 branches in the Pacific Islands.

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

Business Segment Selected Financial Information

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total

Year Ended December 31, 2008
Net Interest Income	$232,454	$162,711	$15,643	$7,969	$418,777
Provision for Credit Losses	19,607	40,655	1,088	(835)	60,515

Net Interest Income After Provision for Credit Losses	212,847	122,056	14,555	8,804	358,262
Noninterest Income	112,091	53,826	69,452	22,744	258,113
Noninterest Expense	(174,050)	(96,125)	(64,917)	(11,682)	(346,774)

Income Before Provision for Income Taxes	150,888	79,757	19,090	19,866	269,601
Provision for Income Taxes	(55,836)	(30,723)	(7,063)	16,234	(77,388)

Allocated Net Income	$95,052	$49,034	$12,027	$36,100	$192,213

Total Assets as of December 31, 2008	$3,696,518	$3,029,799	$278,748	$3,758,410	$10,763,475

Year Ended December 31, 2007
Net Interest Income	$224,236	$161,962	$14,215	$(5,395)	$395,018
Provision for Credit Losses	7,056	8,469	258	(276)	15,507

Net Interest Income After Provision for Credit Losses	217,180	153,493	13,957	(5,119)	379,511
Noninterest Income	105,490	40,332	75,571	19,094	240,487
Noninterest Expense	(166,245)	(94,087)	(63,672)	(11,403)	(335,407)

Income Before Provision for Income Taxes	156,425	99,738	25,856	2,572	284,591
Provision for Income Taxes	(57,871)	(36,784)	(9,567)	3,334	(100,888)

Allocated Net Income	$98,554	$62,954	$16,289	$5,906	$183,703

Total Assets as of December 31, 2007	$3,690,551	$3,095,861	$254,756	$3,431,774	$10,472,942

Year Ended December 31, 2006
Net Interest Income	$215,938	$159,012	$13,640	$14,023	$402,613
Provision for Credit Losses	5,291	7,165	(1)	(1,697)	10,758

Net Interest Income After Provision for Credit Losses	210,647	151,847	13,641	15,720	391,855
Noninterest Income	99,148	37,687	69,293	10,048	216,176
Noninterest Expense	(165,000)	(87,296)	(62,185)	(6,481)	(320,962)

Income Before Provision for Income Taxes	144,795	102,238	20,749	19,287	287,069
Provision for Income Taxes	(53,573)	(46,596)	(7,677)	1,136	(106,710)

Allocated Net Income	$91,222	$55,642	$13,072	$20,423	$180,359

Total Assets as of December 31, 2006	$3,616,858	$3,165,803	$199,273	$3,589,881	$10,571,815

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

Under the 401(k) matching component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company makes matching contributions on behalf of participants equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants' eligible compensation, and $0.50 for every $1.00 contributed by participants over 2%, up to 5% of the participants' eligible compensation. A 3% fixed contribution and a discretionary value-sharing contribution, that is linked to the Company's financial goals, are made regardless of whether the participating employee contributes to the Savings Plan and are invested in accordance with the participant's selection of investment options available under the Savings Plan. The Company also has a non-qualified savings plan which covers certain employees with compensation exceeding IRS limits on pay amounts usable in the allocations of Savings Plan benefits. Total expense under all Savings Plan components was $12.0 million, $11.4 million, and $11.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.

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

Retirement Plan assets primarily consist of money market funds, equity securities, and mutual funds. The assets of the Retirement Plan include investment securities of related parties (Pacific Capital Funds' family of mutual funds). The Asset Management Group of the Bank, an SEC registered investment adviser, serves as investment advisor to the Pacific Capital Funds' family of mutual funds. The fair value of Retirement Plan assets managed by related parties were $23.1 million and $27.3 million as of December 31, 2008 and 2007, respectively.

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries with compensation exceeding IRS limits on pay amounts applicable to the Retirement Plan's benefit formula. The Excess Plan has no plan assets. The Excess Plan's projected benefit obligation, accumulated benefit obligation, and accrued benefit liability each were $5.2 million and $5.1 million as of December 31, 2008 and 2007, respectively.

Postretirement Benefit Plan

The Company's postretirement benefit plan provides retirees with life, dental, and medical insurance coverage. The retiree life insurance benefit for participants who retired after 2003 was terminated as of December 31, 2003. For eligible participants that retired between the ages of 62 and 64, the Company and retiree share in the cost of providing postretirement benefits where both the employer and former employees pay a portion of the premium. Eligible participants who retired before age 62 continued on the Company's benefit plans, but pay for their full premiums. Most employees of the Company who have met certain eligibility requirements are covered by this plan. The Company amended the postretirement medical plan for employees who as of December 31,

2008 were not yet retired and not: 1) at least 55 years old with at least 10 years of service, with at least 70 years of combined age and service; or 2) at least 65 years old with at least 5 years of service, with at least 70 years of combined age and service. The plan amendment provides for eligible participants, a Health Reimbursement Account ("HRA") in which most retirees receive an initial credit of $500 with a 3% annual increase capped at $1,000 for each year of service. Thereafter, an annual individual credit of $300, or $600 if married, with a 3.0% annual increase until reaching a maximum of $600 for an individual, or $1,200 if married, is provided into the HRA. The retiree may use the HRA for medical, vision, prescription drug and dental premiums, co-payments, and medically necessary health care expenses that are not covered by any medical or dental insurance program or flexible health spending account. The impact of this amendment eliminated the remaining unrecognized transition obligation and established an unrecognized prior service credit which was reported in accumulated other comprehensive loss in accordance with SFAS No. 158 as of December 31, 2006. As of December 31, 2008 and 2007, the Company had no segregated assets to provide for postretirement benefits.

The following table sets forth the change in benefit obligation, change in fair value of plan assets, and the funded status recognized in the Company's Consolidated Statements of Condition for the Pension Plans and postretirement benefit plan for the years ended December 31, 2008 and 2007.

	Pension Benefits		Postretirement Benefits

(dollars in thousands)	2008	2007	2008	2007

Benefit Obligation at Beginning of Year	$76,893	$85,239	$25,084	$27,095
Service Cost	–	–	438	548
Interest Cost	5,165	4,894	1,647	1,573
Plan Amendments	–	–	–	(188)
Actuarial Loss (Gain)	5,592	(10,086)	1,556	(2,954)
Employer Benefits Paid [1]	(3,458)	(3,154)	(1,295)	(990)

Benefit Obligation at End of Year	$84,192	$76,893	$27,430	$25,084

Fair Value of Plan Assets at Beginning of Year	$71,993	$64,025	$–	$–
Actual Return on Plan Assets	(19,342)	3,385	–	–
Employer Contributions	7,669	7,737	1,295	990
Employer Benefits Paid [1]	(3,458)	(3,154)	(1,295)	(990)

Fair Value of Plan Assets at End of Year	$56,862	$71,993	$–	$–

Funded Status at End of Year	$(27,330)	$(4,900)	$(27,430)	$(25,084)

1
Participants' contributions relative to the postretirement benefit plan were offset against employer benefits paid in the table above. For the years ended December 31, 2008 and 2007, participants' contributions for postretirement benefits were $1.3 million and $1.2 million, respectively.

The following presents the amounts recorded in accumulated other comprehensive loss, net of tax, that have yet to be recognized as a component of net periodic benefit cost for the Company's Pension Plans and postretirement benefit plan as of December 31, 2008.

(dollars in thousands)	Pension Benefits	Postretirement Benefits

Amounts Recognized in Accumulated Other Comprehensive Loss (Net of Tax)
Prior Service Credit	$–	$(1,362)
Net Actuarial Loss (Gain)	31,690	(5,717)

Total Amounts Recognized in Accumulated Other Comprehensive Loss, Net of Tax	$31,690	$(7,079)

Components of net periodic benefit cost for the Company's Pension Plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2008, 2007, and 2006.

	Pension Benefits			Postretirement Benefits

(dollars in thousands)	2008	2007	2006	2008	2007	2006

Service Cost	$–	$–	$–	$438	$548	$1,077
Interest Cost	5,165	4,894	4,740	1,648	1,573	1,834
Expected Return on Plan Assets	(6,271)	(5,622)	(5,044)	–	–	–
Amortization of:
Unrecognized Transition Obligation	–	–	–	–	–	586
Amortization of Prior Service Credit	–	–	–	(213)	(213)	–
Recognized Net Actuarial Losses (Gains)	985	1,841	1,931	(680)	(291)	(241)

Net Periodic Benefit Cost	$(121)	$1,113	$1,627	$1,193	$1,617	$3,256

The estimated net actuarial loss related to the Company's Pension Plans that is expected to be amortized from accumulated other comprehensive loss into net period benefit cost for the year ending December 31, 2009 is $2.3 million. The estimated net gain and prior service credit related to the Company's postretirement plan that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost for the year ending December 31, 2009 is $0.5 million and $0.2 million, respectively.

Assumptions used to determine the benefit obligations as of December 31, 2008 and 2007 for the Company's Pension Plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits

	2008	2007	2008	2007

Weighted Average Assumptions as of December 31:
Discount Rate	6.25%	6.85%	6.25%	6.85%
Health Care Cost Trend Rate Assumed For Next Year	–	–	10.00%	6.50%

The health care cost trend rate is assumed to decrease annually, until reaching the ultimate trend rate of 5% in 2014.

Assumptions used to determine the net periodic benefit cost for the Company's Pension Plans and postretirement benefit plan for the years ended December 31, 2008, 2007, and 2006 were as follows:

	Pension Benefits			Postretirement Benefits

	2008	2007	2006	2008	2007	2006

Weighted Average Assumptions as of December 31:
Discount Rate	6.85%	5.80%	5.75%	6.85%	5.80%	5.75%
Expected Long-Term Rate of Return on Plan Assets	8.50%	8.50%	8.50%	–	–	–
Health Care Cost Trend Rate	–	–	–	7.50%	7.50%	8.00%

A combination of factors is used by management in determining the expected long-term rate of return on plan assets. Historical return experience for major asset class categories are evaluated, including the return experience between the equity and fixed-income markets. Management also considers current market factors such as inflation and interest rates in determining the expected long-term rate of return assumption.

A one percent change in the health care cost trend rate assumption (with all other assumptions remaining constant) would impact the service and interest cost components of the net periodic postretirement benefit cost and the postretirement benefit obligation for the year ended December 31, 2008 as follows:

Sensitivity Analysis

(dollars in thousands)	One Percent Increase	One Percent Decrease

Effect on the Total of Service and Interest Cost Components of Net Periodic Postretirement Benefit Cost	$73	$(61)
Effect on the Postretirement Benefit Obligation	958	(809)

The Company expects to contribute $10.2 million to the Pension Plans and $1.2 million to the postretirement benefit plan for the year ending December 31, 2009.

As of December 31, 2008, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits

2009	$3,935	$1,169
2010	4,214	1,378
2011	4,527	1,566
2012	4,884	1,686
2013	5,259	1,773
Years 2014-2018	31,731	10,021

The Benefit Plans Committee of the Company provides oversight of the Retirement Plan's investment objective, which is to provide its participants with retirement income and to assist retirees in coping with inflation. To achieve this goal, the Benefit Plans Committee seeks a return on investment that will enhance the purchasing power of the principal amount of these assets over the long-term through capital appreciation and reinvestment of income. The Benefit Plans Committee seeks a compounded annual total rate of return greater than the return of the "Market Index" or 400 basis points above the return on 90-day U.S. Treasury Bills, whichever is higher, on a trailing three-year basis. The "Market Index" is composed of 60% S&P 500 Index, 15% Russell 2000 Index, and 25% Barclays Capital Government/Corporate Bond Index. The Benefit Plans Committee also seeks to protect the Retirement Plan assets through prudent asset allocation, manager selection, and periodic review. Investments in equity and fixed income securities are diversified in a way that is consistent with the risk tolerance and investment objective of the Retirement Plan.

The allocation of the Retirement Plan assets by major category, based upon their relative fair values, as of December 31, 2008 and 2007 were as follows:

	Percentage of Plan Assets as of December 31,
			Target Allocation
Asset Category	2008	2007

Equities	53%	69%	50%-80%
Bonds	27	20	25%-40%
Cash and Cash Equivalents	20	11	0%-50%

Total	100%	100%

The Retirement Plan's investments in funds managed by the Bank as of December 31, 2008 and 2007 were as follows:

	2008
			Number of Shares		Fair Value
	Number of Shares	Dividends Earned
(dollars in thousands)			Purchased	Sold	2008	2007

Pacific Capital Cash Assets Trust Fund	35,809	$1	973,519	(1,002,010)	$36	$64
Pacific Capital High Grade Core Fixed Income Fund	1,379,899	654	60,332	–	15,165	14,476
Pacific Capital Small-Cap Fund	245,934	9	1,057	–	2,265	3,695
Pacific Capital Growth Stock Fund	501,587	28	3,301	–	3,330	5,112
Pacific Capital Mid-Cap Fund	387,351	27	3,787	–	2,274	3,951

Total	2,550,580	$719	1,041,996	(1,002,010)	$23,070	$27,298

Note 14.        Share-Based Compensation

The Company has several share-based compensation plans for its directors and employees. Share-based compensation expense for the Company was $5.8 million, $5.7 million, and $5.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. The related income tax benefit recognized by the Company was $2.5 million for the years ended December 31, 2008 and 2007, and $2.1 million for the year ended December 31, 2006.

The Company reports cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options and restricted stock as financing cash flows. The Company recognized tax benefits from share-based compensation of $1.8 million, $3.5 million, and $7.6 million as financing cash flows for the years ended December 31, 2008, 2007, and 2006 respectively.

For stock options issued during the year ended December 31, 2006, the Company used a Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

2006

Weighted Average Fair Value of Stock Options
Granted During the Year	$11.99
Stock Options Granted During the Year	24,101
Assumptions:
Average Risk-Free Interest Rate	4.92%
Average Expected Volatility	22.07%
Expected Dividend Yield	2.73%
Expected Life	5.6 years

There were no stock options granted for the years ended December 31, 2008 and 2007.

The average risk-free interest rate for periods within the contractual life of the stock option was based on the U.S. Treasury yield curve in effect at the date of grant. Averaged expected volatilities were based on the historical volatility of the Parent's common stock over the expected term of the stock options, excluding the interim years 2000 through 2003. During these interim years, the Company divested most of its foreign and U.S. Mainland operations in addition to outsourcing its information technology systems. The volatility during that period was not considered representative of the Company's normal volatility measure. The Company used historical data to estimate option exercise and employee termination within the option pricing model. The expected term of stock options granted was derived from the output of the option pricing model and represented the period of time that stock options granted were expected to be outstanding.

The estimates of fair value from the option pricing models were theoretical values for stock options and changes in the assumptions used in the models could have resulted in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Parent's common stock when the stock options are exercised.

The Company reissues treasury stock to satisfy stock option exercises.

Director Stock Compensation Program

The Company has a Director Stock Compensation Program that allows for annual grants of shares of restricted common stock ("Restricted Shares") and/or stock options to each non-employee director. The Restricted Shares granted during the year ended December 31, 2008 vest after one year and those granted from January 1, 2005 through December 31, 2007 vest after three years or, in each case, upon death or disability of the director or a change in control of the Company, if earlier. The Restricted Shares are generally not transferable. The total number of shares authorized for awards under the Director Stock Compensation Program was 471,900 as of December 31, 2008.

Prior to January 1, 2007, the Company also issued stock options to each non-employee director. Stock options granted during the years ended December 31, 2006 and 2005 vest ratably over three years and expire at the earliest of 1) three months after termination of the director's membership on the Parent or Bank's Board of Directors for any reason other than death or disability; 2) one year after termination of the director's membership on the Parent or Bank's Board of Directors due to death or disability; or 3) ten years after the date of grant. The Company recognizes directors' fees, measured as the fair value of the equity award on the date of grant, on a straight-line basis over the vesting period.

Stock options granted prior to January 1, 2005 were immediately exercisable and expired ten years from the date of grant. However, the shares received upon exercise of stock options granted prior to January 1, 2005 ("Option Shares") were generally restricted. The restriction period for both Restricted Shares granted prior to January 1, 2005 and Option Shares continued as long as the director remained a member of the Parent or Bank's Board of Directors. If an optionee ceased to serve as a director prior to the end of his or her term, for any reason other than death or disability of the director or change in control of the Company, the Option Shares would be redeemed by the Company at the exercise price and any unexercised Option Shares and Restricted Shares would be forfeited.

During the year ended December 31, 2008, directors were given the opportunity to amend their outstanding Option Shares and outstanding awards of Restricted Stock granted prior to January 1, 2005 to become fully vested on November 1, 2008 if so elected. Directors were also given the opportunity to amend the terms of any stock options granted prior to January 1, 2005 and outstanding as of October 1, 2008 to provide for fully vested shares to be issued upon exercise of the options. Four Directors agreed to the proposed amendments.

As of December 31, 2008, there were 192,471 stock options and 57,645 Restricted Shares outstanding under this program.

Employee Stock Option Plans

The Company's employee stock option plans are shareholder approved and administered by the Human Resources and Compensation Committee of the Board of Directors. Awards under the employee stock option plans may include stock options, stock appreciation rights, restricted stock, and restricted stock units. The total number of shares authorized for awards under the 2004 Employee Stock Option Plan was 1.7 million as of December 31, 2008.

Stock Options

Stock options provide grantees the option to purchase shares of the Parent's common stock at a specified exercise price and, generally, expire ten years from the date of grant. Stock option grants include incentive and nonqualified stock options whose vesting may be based on a service period and/or Company performance measures. Generally, options granted prior to December 1, 2005 had vesting terms of one or three years. Options granted in December 2005 and in prior years were fully vested as of December 31, 2005. The exercise prices were equal to the fair value of the shares on the dates the options were granted. The Company recognizes compensation expense, measured as the fair value of the stock option on the date of grant, on a straight-line basis over the vesting period. No stock options were granted to employees for the years ended December 31, 2008, 2007, and 2006.

The following table presents the activity related to stock options under all plans for the year ended December 31, 2008.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Stock Options Outstanding at January 1, 2008	1,677,914	$31.55
Exercised	(261,654)	27.03
Expired	(3,500)	19.05

Stock Options Outstanding at December 31, 2008	1,412,760	32.42	4.0	$19,360

Stock Options Vested and Exercisable at December 31, 2008	1,404,730	32.29	4.0	19,360

The following table presents the intrinsic value (the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on the exercise date) of stock options exercised, cash received from stock options exercised, and the tax benefits realized for deductions related to stock options exercised for the years ended December 31, 2008, 2007, and 2006.

(dollars in thousands)	2008	2007	2006

Intrinsic value of stock options exercised	$6,717	$10,806	$21,918
Cash received from stock options exercised	7,073	13,523	24,074
Tax benefits realized for deductions related to stock options exercised	1,524	3,197	6,397
Total fair value of options vested	162	162	66

Restricted Stock

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid on the Restricted Stock. Generally, Restricted Stock vests over periods ranging from three to ten years from the date of grant, although accelerated vesting was provided for in certain grants, based on the attainment of defined Company performance measures. The Company recognizes compensation expense, measured as the quoted market price of the Parent's common stock on the date of grant, on a straight-line basis over the vesting period for service period vesting, plus additional recognition of the costs associated with accelerated vesting based upon projected attainment of Company performance measures. Restricted Stock is forfeited if an employee terminates prior to vesting.

As of December 31, 2008, unrecognized compensation cost related to unvested Restricted Stock was $5.4 million. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.7 years.

The grant date fair value of restricted stock that vested and the weighted average grant date fair value of restricted stock granted are presented in the following table for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006

Grant Date Fair Value of Restricted Stock Vested During the Year (in thousands)	$5,756	$3,906	$4,339
Weighted Average Grant Date Fair Value of Restricted Stock Granted During the Year	51.34	52.12	53.38

The following table presents the activity for Restricted Stock for the year ended December 31, 2008.

Number of SharesWeighted Average Grant- Date Fair Value

Unvested as of December 31, 2007	313,817	$49.03
Granted	23,055	51.34
Vested	(128,377)	44.84
Forfeited	(8,285)	53.41

Unvested as of December 31, 2008	200,210	51.81

Restricted Stock Units

A Restricted Stock Unit ("RSU") entitles grantees to a cash payment based upon the fair value of the Parent's common stock at the time the award vests. During the vesting period, the participant is entitled to dividend equivalent payments equal to dividends declared on the Parent's common stock. Expenses associated with RSUs are considered share-based compensation expense and are recognized over the vesting period. The RSUs granted during the year ended December 31, 2007 were based upon achieving certain performance objectives which were met, resulting in the vesting of that grant. The RSUs granted during the year ended December 31, 2003 were based on the achievement of certain performance objectives, with 50% of the grant vesting on April 30, 2004 and the remaining 50% vesting on March 31, 2005. For certain grantees, the original award was supplemented with additional RSUs after the original vesting period, based upon the achievement of certain additional performance objectives. There was no share-based compensation expense related to RSUs during the year ended December 31, 2008. Total share-based compensation expense related to RSUs were $1.0 million and $0.6 million for the years ended December 31, 2007, and 2006, respectively.

There were no RSUs granted during the year ended December 31, 2008. The following table presents the activity for RSUs for the years ended December 31, 2007 and 2006.

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value [1]

Balance as of December 31, 2005	15,000	$43.72
Granted	7,500	51.13
Vested	(22,500)	46.19	$1,204,275

Balance as of December 31, 2006	–	–
Granted	20,000	51.14
Vested	(20,000)	51.14	1,022,800

Balance as of December 31, 2007	–	$–

1
Represents the value of Bank of Hawaii Corporation common stock on the date that the restricted stock unit vested.

Payments made related to RSUs were approximately $2.3 million for the year ended December 31, 2006. No payment was made during the year ended December 31, 2007, however, $1.0 million was paid in January 2008 related to RSUs that vested in 2007.

Note 15.        Income Taxes

Provision for Income Taxes

The components of the Company's provision for income taxes for the years ended December 31, 2008, 2007, and 2006 were as follows:

(dollars in thousands)	2008	2007	2006

Current:
Federal	$100,962	$72,967	$70,710
State	10,661	6,449	8,378
Foreign	2,625	4,865	4,778

Total Current	114,248	84,281	83,866

Deferred:
Federal	(35,193)	9,491	17,671
State	(1,667)	7,116	5,173

Total Deferred	(36,860)	16,607	22,844

Provision for Income Taxes [1]	$77,388	$100,888	$106,710

1
The tax effects of fair value adjustments on investment securities available-for-sale, the minimum pension liability adjustment, and tax benefits related to stock options are recorded directly in consolidated shareholders' equity. The net tax charge (benefit) recorded directly to consolidated shareholders' equity was $11.3 million, $(18.7) million, and $(11.1) million for the years ended December 31, 2008, 2007, and 2006, respectively.

Deferred Tax Liabilities and Assets

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2008 and 2007 were as follows:

(dollars in thousands)	2008	2007

Deferred Tax Liabilities:
Accrued Pension Cost	$(13,674)	$(4,773)
Federal Home Loan Bank Stock	(9,884)	(10,271)
Lease Transactions	(175,350)	(206,302)
Other	–	(3,752)

Gross Deferred Tax Liabilities	(198,908)	(225,098)
Deferred Tax Assets:
Accelerated Depreciation	9,856	10,004
Allowance for Loan and Lease Losses	34,841	25,052
Minimum Pension Liability	14,893	3,047
Net Unrealized Losses on Investments Securities Available-for-Sale	2,588	1,336
Accrued Expenses	6,245	11,173
Postretirement Benefit Obligations	16,102	15,180
Other	17,446	3,649

Gross Deferred Tax Assets	101,971	69,441

Net Deferred Tax Liabilities	$(96,937)	$(155,657)

Management believes that a valuation reserve is not required for the Company's deferred tax assets as it is more likely than not that these assets will be realized through future reversals of existing taxable temporary differences, and to a lesser extent, future taxable income and tax planning strategies.

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006

Statutory Federal Income Tax Rate	35.00%	35.00%	35.00%
Increase (Decrease) in Income Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	4.59	3.28	3.42
Leveraged Leases	(8.10)	(0.30)	1.06
Bank-Owned Life Insurance	(1.09)	(0.96)	(0.74)
Low-Income Housing Investments	(0.14)	(0.15)	(0.23)
Liability Adjustment	–	–	(0.91)
Foreign Tax Credits	–	(1.12)	–
Other	(1.56)	(0.30)	(0.43)

Effective Tax Rate	28.70%	35.45%	37.17%

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

In August 2008, the IRS publicly released a general settlement initiative for identified participants, including the Company, in LILO and SILO transactions that would disallow 80% of previously claimed income tax deductions through December 31, 2007 but offered relief from penalties that might have otherwise been imposed. As noted above, the Company previously reached an agreement with the IRS as to the terms of the settlement of the issues related to the Company's LILO transaction. As a result, the general settlement initiative had no impact on the LILO transaction which had previously been settled. In October 2008, the Company accepted the settlement initiative from the IRS. In accordance with the terms of the settlement initiative, the Company considered December 31, 2008 to be the deemed termination date of the SILO transactions for income tax purposes. With the effective settlement of the SILO transactions at a disallowance percentage of less than its original estimate, the Company recalculated the total and periodic income from the SILO transactions from the inception of the lease through December 31, 2008. The Company remeasured its income tax liabilities in accordance with FIN 48 and its lease financing interest income in accordance with SFAS No. 13 and recorded a net gain of $8.9 million in September 2008. This amount was comprised of a $4.0 million decrease to lease financing interest income and a $12.9 million credit to the provision for income taxes.

The Company signed a closing agreement with the IRS with respect to four of the five SILO transactions in February 2009. This resulted in a nominal adjustment to lease financing interest income and the provision for income taxes which was recorded in February 2009. Management expects to sign a closing agreement with the IRS with respect to its one remaining SILO transaction prior to December 31, 2009.

FIN 48 and Unrecognized Tax Benefits

FIN 48 requires the Company to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority. The following presents a reconciliation of the Company's liability for UTBs for the years ended December 31, 2008 and 2007:

(dollars in thousands)	2008	2007

Unrecognized Tax Benefits at Beginning of Year	$130,430	$130,600
Gross Increases, Related to Tax Positions Taken in a Prior Period	3,600	600
Settlements with Taxing Authorities	(113,830)	(770)
Lapse of Statute of Limitations	(3,350)	–

Unrecognized Tax Benefits at End of Year	$16,850	$130,430

As a result of the Company accepting the settlement initiative from the IRS related to the SILO transactions, the Company decreased its liability for UTBs by $115.5 million in September 2008. As of December 31, 2008, all of the Company's $16.9 million in liabilities for UTBs was related to UTBs that if reversed would have an impact on the Company's effective tax rate. As of December 31, 2007, of the Company's $130.4 million in liabilities for UTBs, $29.1 million was related to UTBs that if reversed would have an impact on the Company's effective tax rate.

Management believes that it is reasonably possible that the Company's liability for UTBs could significantly decrease as a result of the expiration of statutes of limitations and potential settlements with taxing authorities within the next 12 months. It is also reasonably possible that the Company's liability for UTBs could significantly increase as a result of new matters that arise within the next 12 months. However, management is currently not able to estimate a range of possible change in the amount of the liability for UTBs recorded as of December 31, 2008.

The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes. For the years ended December 31, 2008 and 2007, the Company recorded net credits of $5.8 million and $0.2 million, respectively, for interest and penalties through the provision for income taxes. As of December 31, 2008 and 2007, the Company had accrued $3.2 million and $21.5 million, respectively, for the payment of possible interest and penalties.

The Company's federal income tax returns for 2005 through 2007 remain subject to examination by the IRS. The State of Hawaii is currently in the process of examining state income tax returns filed for 2003 through 2005.

Tax Increase Prevention and Reconciliation Act

In May 2006, the Tax Increase Prevention and Reconciliation Act was enacted by Congress effective January 1, 2007, which resulted in the repeal of the exclusion from federal income taxation of a portion of the income from foreign sales corporations. The Company had two leveraged leases that were affected by this change in tax law. SFAS No. 13 requires that the cumulative-effect of a change in a significant assumption affecting the net income recorded over the entire term of a lease, such as a change in tax law, be recognized as a cumulative adjustment to the lease in the period in which the change occurs. Accordingly, in 2006, the Company recorded an $8.8 million charge to reflect the cumulative-effect of the change in tax law. This charge included a $0.6 million reduction of lease financing interest income and an increase of $8.2 million to the provision for income taxes.

Note 16.        Derivative Financial Instruments

The notional and estimated fair values of the Company's derivative financial instruments as of December 31, 2008 and 2007 were as follows:

	2008		2007
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Forward Commitments	$254,743	$(1,261)	$27,197	$(46)
Interest Rate Lock Commitments	282,016	3,258	24,139	110
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	264,348	34,247	150,715	6
Pay Fixed/Receive Variable Swaps	264,348	(34,454)	150,715	(6)
Foreign Exchange Contracts
Buy	32,245	294	64,297	745
Sell	24,006	16	40,656	(515)

The Company is a party to derivative financial instruments in the normal course of its business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest and foreign exchange rates. Where derivative financial instruments have been entered into to facilitate the risk management activities of our customers, the Company generally enters into transactions with dealers to offset its risk exposure. These financial instruments have been limited to forward commitments, interest rate lock commitments, interest rate swap agreements, and foreign exchange contracts.

Derivative financial instruments are required to be carried at its estimated fair value on the Company's Consolidated Statements of Condition. As of December 31, 2008 and 2007, the Company did not designate any derivative financial instruments as fair value, cash flow, or net investment in foreign operations hedges. The Company's free-standing derivative financial instruments have been recorded at fair value on the Company's Consolidated Statements of Condition.

The Company enters into forward commitments for the future delivery of residential mortgage loans to reduce interest rate risk associated with loans held for sale and interest rate lock commitments to fund loans at a specified interest rate. The forward commitments and interest rate lock commitments are free-standing derivatives which are carried at estimated fair value with changes recorded in the mortgage banking component of noninterest income. For interest rate lock commitments issued prior to January 1, 2008, the Company recorded a zero fair value at inception. Effective January 1, 2008, the Company was required by SAB No. 109 to include, at inception and during the life of the interest rate lock commitment, the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments. Changes in the estimated fair value of forward commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

All of the Company's interest rate swap agreements as of December 31, 2008 and 2007 were to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third parties.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers. Changes in the estimated fair value of the Company's foreign exchange contracts are included in other noninterest income in the Company's Consolidated Statements of Income.

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

Note 17.        Commitments and Contingencies

The Company's credit commitments as of December 31, 2008 were as follows:

(dollars in thousands)	Total

Unfunded Commitments to Extend Credit	$2,372,068
Standby Letters of Credit	86,843
Commercial Letters of Credit	18,430

Total Credit Commitments	$2,477,341

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The Company holds cash and deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $29.1 million secured certain specifically identified standby and commercial letters of credit as of December 31, 2008. As of December 31, 2008, the standby and commercial letters of credit had remaining terms ranging from one month to five years.

Lease Commitments

The Company leases certain branch premises and equipment with lease terms extending through 2048. The Company's headquarters' building lease term is through 2052. Most of the leases for premises provide for a base rent over a specified period with renewal options thereafter. Portions of certain properties are subleased for periods expiring in various years through 2015. Lease terms generally specify that the Company is to pay for taxes, maintenance, and other operating costs.

Future minimum payments for capital leases and non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2008:

(dollars in thousands)	Capital Leases	Operating Leases

2009	$665	$14,395
2010	665	12,683
2011	665	11,978
2012	665	10,466
2013	665	8,885
Thereafter	25,917	146,798

Total Future Minimum Lease Payments	29,242	$205,205

Amounts Representing Interest	(20,232)

Present Value of Net Future Minimum Lease Payments	$9,010

Minimum future rental income receivable under subleases from non-cancelable operating leases were $10.6 million as of December 31, 2008.

Rental expense for all operating leases for the years ended December 31, 2008, 2007, and 2006 is presented below:

(dollars in thousands)	2008	2007	2006

Minimum Rentals	$19,177	$17,233	$17,067
Sublease Rental Income	(4,361)	(4,394)	(4,884)

Total	$14,816	$12,839	$12,183

Technology Services Contract

The Company has a contract with a vendor to provide for technology services related to the Company's core systems and applications. Under the technology services contract, the Company incurred expenses of $10.6 million, $11.0 million, and $9.9 million for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company's actual payments under the contract will depend, in part, upon future transaction volumes. Based upon estimated future transaction volumes, estimated payments in future years (through 2014) are as follows:

(dollars in thousands)	Amount

2009	$11,129
2010	11,149
2011	11,217
2012	11,288
2013	11,363
Thereafter	11,438

Total	$67,584

Contingencies

In March 2008, Visa, Inc. ("Visa") completed its initial public offering ("IPO") and the Company received approximately 0.8 million shares of Class B common stock in Visa. Concurrently, Visa exercised its option to mandatorily redeem approximately 0.3 million shares of the Company's Class B common stock in Visa in exchange for cash, which resulted in the Company recording a $13.7 million gain in other noninterest income. The Company did not recognize a gain or loss on the remaining Class B shares (approximately 0.5 million) in Visa. As a result of the IPO and mandatory redemption of Class B shares, Visa deposited $3.0 billion into an escrow account to be used to satisfy settlement obligations with respect to prior litigation and to make payments with respect to the future resolution of covered litigation as discussed below.

In November 2007, Visa announced that it had reached an agreement with American Express, related to its claim that Visa and its member banks had illegally blocked American Express from the bank-issued card business in the U.S. The Company was not a named defendant in the lawsuit and, therefore, was not directly liable for any amount of the settlement. However, according to an interpretation of Visa's by-laws, the Company and other Visa U.S.A., Inc. (a wholly-owned subsidiary of Visa) members were obligated to indemnify Visa for certain losses, including the settlement of the American Express matter. The Company's indemnification obligation is limited to its proportionate interest in Visa U.S.A., Inc. In December 2007, as a result of Visa's agreement with American Express, the Company established a liability of $4.3 million for this indemnification obligation. However, as a result of Visa's IPO and funding of the escrow account, the Company reversed the $4.3 million liability previously established and recorded a credit to other noninterest expense in March 2008.

In 2004, Discover Financial Services, Inc. ("Discover") filed a lawsuit against Visa claiming that Visa prevented banks from issuing payment cards on the Discover network. In December 2007, the Company established a liability of $1.3 million related to the indemnification of Visa in the Discover lawsuit. However, as a result of Visa's IPO and funding of the escrow account, the Company reversed the $1.3 million liability previously established and recorded a credit to other noninterest expense in March 2008. In October 2008, Visa announced that it had reached an agreement with Discover and that the lawsuit would be settled, in part, from the escrow account previously established.

In December 2008, Visa deposited an additional $1.1 billion into the escrow account. Visa funded the additional amount into the escrow account by reducing each Class B shareholder's conversion ratio to Visa Class A shares from 0.7143 to 0.6296. Other litigation covered by the Company's indemnification of Visa, which is expected to be settled from the escrow account previously established, remain unresolved as of December 31, 2008. As of December 31, 2008, management believes that the Company's indemnification of Visa, related to the costs of these lawsuits, will be sufficiently funded from the escrow account.

In addition to the Visa litigation, the Company is subject to various other pending and threatened legal proceedings arising out of the normal course of business or operations.

Parent Support of Money Market Mutual Fund

The Bank provides investment advisory services to the Pacific Capital Funds' family of mutual funds. Due to the illiquidity and turmoil in the credit markets and money market mutual fund industry in 2008, four investments made by the Pacific Capital Cash Assets Trust Fund (the "Fund"), an SEC registered money market mutual fund regulated under Rule 2a-7 of the Investment Company Act of 1940, measured at fair market value had estimated values at less than amortized cost during year ended December 31, 2008. For the year ended December 31, 2008, the Parent pledged overnight support to the Fund on 46 days in amounts ranging from $0.5 million to $8.0 million in order to maintain the asset value of the Fund at $1.00. This support was not contractually required and was provided at the sole discretion of the Parent. As of December 31, 2008, there was no pledge in place by the Parent to support the Fund.

Note 18.        Fair Value of Financial Assets and Liabilities

Fair Value Hierarchy

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

A financial asset or liability's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Management reviews and updates the fair value hierarchy classifications of the Company's financial assets and liabilities on a quarterly basis.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities, Trading and Available-for-Sale

Fair values of investment securities trading and available-for-sale were primarily measured using information from a third-party pricing service. If quoted prices were available in an active market, investment securities were classified as Level 1 measurements. Level 1 investment securities included U.S. Treasury notes and bonds. If quoted prices in active markets were not available, fair values were estimated primarily by the use of pricing models. Level 2 investment securities were primarily comprised of mortgage-backed securities and bonds issued by states and municipalities. In certain cases where there were limited or less transparent information provided by the Company's third-party pricing service, fair value was estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The assumptions used in the discounted cash flow model are those that market participants would use in estimating future net servicing income, including estimates of loan prepayment rates, servicing costs, ancillary income, impound account balances, and discount rates. Significant assumptions in the valuation of mortgage servicing rights include changes in interest rates, estimated loan repayment rates, and the timing of cash flows, among other factors. Mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs and management judgment and estimation.

Other Assets

Other assets recorded at fair value on a recurring basis are primarily comprised of investments related to deferred compensation arrangements. Quoted prices for these investments, primarily in mutual funds, are available in active markets. Thus, the Company's investments related to its deferred compensation arrangements are classified as Level 1 measurements in the fair value hierarchy.

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of foreign exchange contracts, forward commitments, interest rate lock commitments, and interest rate swap agreements. The fair values of foreign exchange contracts are Level 2 measurements and are principally derived from market observable inputs, such as yield curves, adjusted for credit risk factors. The fair values of forward commitments are Level 2 measurements and are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period. The fair values of interest rate lock commitments and interest rate swap agreements are Level 3 measurements as significant unobservable inputs and management judgment is required.

Long-Term Debt

The Company's subordinated notes, a component of long-term debt on the statements of condition, is recorded at fair value on a recurring basis. The Company estimates the fair value of the subordinated notes using a discounted cash flow approach using discount rates currently offered for new notes with similar remaining maturities and considering the Company's non-performance risk. The subordinated notes are classified as Level 3 measurements due to the use of significant unobservable inputs and management judgment and estimation.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment Securities Trading	$–	$91,500	$–	$91,500
Investment Securities Available-for-Sale	577	2,462,947	55,715	2,519,239
Mortgage Servicing Rights	–	–	19,553	19,553
Other Assets	6,674	–	–	6,674
Net Derivative Assets and Liabilities	–	(951)	3,051	2,100

Total Assets at Fair Value	$7,251	$2,553,496	$78,319	$2,639,066

Long-Term Debt	$–	$–	$119,275	$119,275

Total Liabilities at Fair Value	$–	$–	$119,275	$119,275

For the year ended December 31, 2008, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

Assets (dollars in thousands)	Investment Securities Available-for-Sale [1]	Mortgage Servicing Rights [2]	Net Derivative Assets and Liabilities [3]	Total

Balance as of January 1, 2008	$218,980	$27,588	$113	$246,681
Realized and Unrealized Net Gains (Losses):
Included in Net Income	–	(11,752)	9,774	(1,978)
Included in Other Comprehensive Income	1,478	–	–	1,478
Purchases, Sales, Issuances, and Settlements, Net	(219,992)	3,717	(6,836)	(223,111)
Transfers into Level 3	55,249	–	–	55,249

Balance as of December 31, 2008	$55,715	$19,553	$3,051	$78,319

Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2008	$–	$(9,331)	$3,051	$(6,280)

Liabilities (dollars in thousands)	Long-Term Debt [4]	Total

Balance as of January 1, 2008	$129,032	$129,032
Unrealized Net Gains Included in Net Income	(3,645)	(3,645)
Settlements	(6,112)	(6,112)

Balance as of December 31, 2008	$119,275	$119,275

Total Unrealized Net Gains Included in Net Income Related to Liabilities Still Held as of December 31, 2008	$(3,563)	$(3,563)

1
Unrealized gains and losses related to investment securities available-for-sale are reported as a component of other comprehensive income.

2
Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the statement of income.

3
Realized and unrealized gains and losses related to forward commitments and interest rate lock commitments are reported as a component of mortgage banking income in the statement of income. Realized and unrealized gains and losses related to foreign exchange contracts and interest rate swap agreements are recorded as a component of other noninterest income.

4
Unrealized gains and losses related to long-term debt are reported as a component of other noninterest income in the statement of income.

Transfers into Level 3 during the year ended December 31, 2008 were related to three investment securities issued by the Government National Mortgage Association ("GNMA"), where limited or less transparent information was being provided by the Company's third-party pricing service. Management estimated the fair value of these investment securities based on an evaluation of non-binding third-party broker quotes. Management expects that this newly issued class of investment securities issued by GNMA will over a period of time be valued by the Company's third-party pricing service using data that can be corroborated by observable market data.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following presents the financial assets that the Company measures at fair value on a nonrecurring basis in accordance with GAAP as of December 31, 2008.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Unrealized Losses

Loans Held for Sale	$–	$21,540	$–	$21,540	$–
Mortgage Servicing Rights -
Amortization Method	–	–	1,504	1,504	(292)
Low-Income Housing Investments	–	–	30,920	30,920	–

Total	$–	$21,540	$32,424	$53,964	$(292)

The Company's loans held for sale are reported on an aggregate basis at the lower of cost or fair value. Unrealized losses related to the Company's loans held for sale as of December 31, 2008 were less than $0.1 million. The Company's mortgage servicing rights accounted for under the amortization method are periodically assessed for impairment. Unrealized losses related to the Company's mortgage servicing rights accounted for under the amortization method as of December 31, 2008 were $0.3 million. The Company's low-income housing investments are amortized and are assessed at least annually for impairment. Based on management's assessment, there was no impairment of the Company's low-income housing investments as of December 31, 2008.

Fair Value Option

On January 1, 2008, the Company elected the fair value option for its subordinated notes. The table below reconciles the balance of the Company's subordinated notes as of December 31, 2007 and January 1, 2008.

(dollars in thousands)	Balance as of December 31, 2007 [1]	Net Loss Upon Adoption	Balance as of January 1, 2008

Long-Term Debt	$124,822	$4,210	$129,032

Pre-Tax Cumulative-Effect of Adopting the Fair Value Option		4,210
Increase in Deferred Tax Asset		(1,474)

After-Tax Cumulative-Effect of Adopting the Fair Value Option		$2,736

1
Includes unamortized discount and deferred costs, which were considered in the cumulative-effect adjustment to adopt the provisions of SFAS No. 159 on January 1, 2008.

The fair value option was elected for the subordinated notes as it provided the Company with an opportunity to better manage its interest rate risk and to achieve balance sheet management flexibility.

Changes in the estimated fair value of the Company's subordinated notes subsequent to the initial fair value measurement were recognized in earnings as a component of other noninterest income. For the year ended December 31, 2008, the Company recorded an unrealized gain of $3.6 million as a result of the change in fair value of the Company's subordinated notes. Interest expense related to the Company's subordinated notes continues to be measured based on contractual interest rates and reported as such in the statement of income.

The following reflects the difference between the fair value carrying amount of the Company's subordinated notes and the aggregate unpaid principal amount the Company is contractually obligated to pay until maturity as of December 31, 2008:

(dollars in thousands)	Fair Value Carrying Amount as of December 31, 2008	Aggregate Unpaid Principal Amount as of December 31, 2008	Excess of Fair Value Carrying Amount Over Aggregate Unpaid Principal Balance

Long-Term Debt Reported at Fair Value	$119,275	$118,971	$304

Disclosures about Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated fair value of financial instruments and the methods and significant assumptions used to estimate their fair values. These disclosures exclude financial instruments that are recorded at fair value on a recurring basis on the Company's Consolidated Statements of Condition as well as short-term financial assets, such as cash and cash equivalents, and liabilities, such as short-term borrowings, for which the carrying amounts approximate fair value. The assumptions used below are expected to approximate those that market participants would use in valuing these financial instruments.

Investment Securities Held-to-Maturity

The fair value of the Company's investment securities held-to-maturity was primarily measured using information from a third-party pricing service. Quoted prices in active markets were used whenever available. If quoted prices were not available, estimated fair values were measured using pricing models or other valuation techniques such as the present value of future cash flows, adjusted for credit loss assumptions.

Loans Held for Sale

The estimated fair value of the Company's loans held for sale was determined based on contractual prices for loans with similar characteristics.

Loans

The estimated fair value of the Company's loans was determined by discounting the expected future cash flows of pools of loans with similar characteristics. Loans were first segregated by type such as commercial, real estate, and consumer, and were then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments. Low market liquidity resulted in wider market spreads, which adversely affected the estimated fair value of the Company's loans as of December 31, 2008.

Deposit Liabilities

The estimated fair values of the Company's noninterest-bearing and interest-bearing demand deposits and savings deposits were equal to the amount payable on demand (i.e., their carrying amounts) because these products have no stated maturity. The estimated fair values of the Company's time deposits were estimated using discounted cash flow analyses. The discount rates used were based on rates currently offered for deposits with similar remaining maturities.

Long-Term Debt

The estimated fair values of the Company's long-term debt were calculated using a discounted cash flow approach and applying discount rates currently offered for new notes with similar remaining maturities and considering the Company's non-performance risk.

The following presents the carrying amount and fair values of the Company's financial instruments as of December 31, 2008 and 2007:

	2008		2007

(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Investment Securities Held-to-Maturity	$239,635	$242,175	$292,577	$287,644
Loans Held for Sale	21,540	21,540	12,341	12,387
Loans [1]	5,969,907	5,917,302	6,025,940	6,177,736
Financial Liabilities
Deposits	8,292,098	8,313,471	7,942,372	7,944,922
Long-Term Debt [2]	75,000	73,925	101,425	106,314
1
Comprised of loans, net of unearned income and the Allowance related to loans.

2
Excludes capitalized lease obligations and subordinated notes which were recorded at fair value on the Company's Consolidated Statements of Condition beginning on January 1, 2008.

Note 19.        Bank of Hawaii Corporation Financial Statements

Condensed financial statements of the Parent were as follows:

Condensed Statements of Income

	Year Ended December 31,
(dollars in thousands)	2008	2007	2006

Income
Dividends From Bank of Hawaii	$175,860	$175,003	$162,079
Interest Income From Subsidiaries	755	2,887	1,748
Redemption of Visa Shares	13,737	–	–
Other Income	476	485	124

Total Income	190,828	178,375	163,951

Interest Expense
Commercial Paper	2	151	110
Long-Term Debt with Affiliated Grantor Trust	931	6,207	8,494
Privately Placed Notes	1,540	1,541	514

Total Interest Expense	2,473	7,899	9,118

Noninterest Expense
Intercompany Salaries and Services	1,100	935	5,708
Other Expenses	3,562	4,896	1,695

Total Noninterest Expense	4,662	5,831	7,403

Income Before Benefit (Provision) for Income Taxes and Equity in Undistributed Income of Subsidiaries	183,693	164,645	147,430
Benefit (Provision) for Income Taxes	(3,267)	4,108	5,376
Equity in Undistributed Income of Subsidiaries	11,787	14,950	27,553

Net Income	$192,213	$183,703	$180,359

 Condensed Statements of Condition

	December 31,
(dollars in thousands)	2008	2007

Assets
Cash with Bank of Hawaii	$5,037	$5,098
Interest-Bearing Deposits with Bank of Hawaii	1,000	1,000
Funds Sold to Bank of Hawaii	56,300	25,800
Investment Securities Available-for-Sale	32	32
Goodwill	14,129	14,129
Accrued Interest and Income Taxes Receivable	25,412	8,688
Other Assets	6,651	9,120
Equity in Net Assets of Bank of Hawaii	743,927	751,867
Equity in Net Assets of Other Subsidiaries	1,568	5,213

Total Assets	$854,056	$820,947

Liabilities
Commercial Paper	$–	$427
Accrued Interest Payable	513	598
Taxes Payable	26,637	–
Other Liabilities	11,202	15,149
Long-Term Debt with Affiliated Grantor Trust	–	29,518
Privately Placed Notes	25,000	25,000

Total Liabilities	63,352	70,692
Shareholders' Equity	790,704	750,255

Total Liabilities and Shareholders' Equity	$854,056	$820,947

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2008	2007	2006

Operating Activities
Net Income	$192,213	$183,703	$180,359
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Share-Based Compensation, Net of Tax	(1,067)	(3,253)	(2,733)
Undistributed Income of Bank of Hawaii	(11,787)	(14,950)	(27,553)
Net Change in Other Assets and Liabilities	9,841	86,190	(5,736)

Net Cash Provided by Operating Activities	189,200	251,690	144,337

Investing Activities
Capital Contribution to BOHC Investment Fund, LLC	(1,000)	(2,120)	–
Proceeds from Dissolution of Bancorp Hawaii Capital Trust I	3,093	–	–

Net Cash Provided by (Used in) Investing Activities	2,093	(2,120)	–

Financing Activities
Net Change in Short-Term Borrowings	(427)	(3,336)	3,763
Proceeds from Privately Placed Notes	–	–	25,000
Repayment of Long-Term Debt	(29,518)	(68,575)	(5,000)
Tax Benefits from Share-Based Compensation	1,825	3,524	7,634
Proceeds from Issuance of Common Stock	14,136	20,633	30,893
Repurchase of Common Stock	(62,015)	(99,656)	(129,727)
Cash Dividends Paid	(84,855)	(82,371)	(76,747)

Net Cash Used in Financing Activities	(160,854)	(229,781)	(144,184)

Net Change in Cash and Cash Equivalents	30,439	19,789	153
Cash and Cash Equivalents at Beginning of Period	31,898	12,109	11,956

Cash and Cash Equivalents at End of Period	$62,337	$31,898	$12,109

 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Management assessed the Company's internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control–Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2008 based on the specified criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP's report on the Company's internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bank of Hawaii Corporation

We have audited Bank of Hawaii Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bank of Hawaii Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Bank of Hawaii Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 23, 2009 expressed an unqualified opinion thereon.

                        /s/ Ernst & Young LLP

Honolulu, Hawaii
February 23, 2009

Item 9B. Other Information

None.

Part III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the Bank of Hawaii Corporation Proxy Statement for the annual meeting of shareholders to be held on April 24, 2009, as summarized below:

Item 10. Directors, Executive Officers and Corporate Governance

"Board of Directors"; "Audit Committee Report"; and "Section 16(a) Beneficial Ownership Reporting Compliance."

Information regarding the executive officers of the Parent is incorporated by reference from "Executive Officers of the Registrant" at the end of Part I of this report.

The Parent's Board of Directors has determined that Robert Huret, a member of the Parent's Audit Committee, is a financial expert within the meaning of Section 3(a)(58) of the Exchange Act. This financial expert is independent within the meaning of Section 10A(m)(3) of the Exchange Act.

The Company has adopted a written code of ethics within the meaning of Item 406 of Regulation S-K that applies to the Parent's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. A copy of the Code of Ethics for Senior Financial Officers is available on the Company's website, www.boh.com. The Company intends to provide disclosure of any change to, or waiver from, the Company's code of ethics for its senior financial officers via its website.

Item 11. Executive Compensation

"Corporate Governance – Compensation Committee Interlocks and Insider Participation"; "Director Compensation"; "Compensation Committee Report"; and "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

"Beneficial Ownership" and "Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions, and Director Independence

"Corporate Governance – Director Independence" and "Certain Relationships and Related Transactions."

Item 14. Principal Accounting Fees and Services

Fees paid to the Company's independent registered public accounting firm are disclosed under the caption "Proposal 2: Ratification of Selection of an Independent Registered Public Accounting Firm" and related pre-approval policies are in the Company's Audit Committee Charter, a copy of which is posted in the Investor Relations section of the Company's website at www.boh.com.

 Part IV

Item 15. Exhibits, Financial Statement Schedules

  (a)
  Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income – Years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Condition – December 31, 2008 and 2007

Consolidated Statements of Shareholders' Equity – Years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows – Years ended December 31, 2008, 2007, and 2006

Notes to Consolidated Financial Statements

All other schedules to the Consolidated Financial Statements stipulated by Article 9 of Regulation S-X and all other schedules to the financial statements of the registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Exhibit Table

Exhibit Number
3.1	Certificate of Amendment of Certification of Incorporation of Bank of Hawaii Corporation (incorporated by reference from Exhibit 3.1 to Bank of Hawaii Corporation's Current Report on Form 8-K filed on April 30, 2008).
3.2	Amended and Restated By-Laws of Bank of Hawaii Corporation (incorporated by reference from Exhibit 3.2 to the Bank of Hawaii Corporation's Current Report on Form 8-K filed on April 30, 2008).
4.1	Instruments defining the rights of holders of long-term debt of Bank of Hawaii Corporation and its consolidated subsidiaries are not filed as exhibits because the amount of debt authorized under any such instruments does not exceed 10% of the total assets of Bank of Hawaii Corporation and its consolidated subsidiaries. Bank of Hawaii Corporation agrees to furnish a copy of any such instrument to the Commission upon request.
10.1	Bank of Hawaii Corporation's Executive Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to the 2005 10-K).*
10.2	Bank of Hawaii Corporation's Executive Base Salary Deferral Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation's Current Report on Form 8-K filed on December 22, 2005 (the "December 22, 2005 8-K")).*
10.3	Bank of Hawaii Corporation's Directors' Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.7 to the 2005 10-K).*
10.4	Bank of Hawaii Corporation's Director Stock Compensation Program, as amended (incorporated by reference from Exhibit 10.8 to the 2005 10-K).*
10.5	Bank of Hawaii Corporation's Amended and Restated Director Stock Compensation Plan (incorporated by reference from Appendix B to Bank of Hawaii Corporation's Definitive Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Shareholders filed on March 17, 2005).*
10.6	Stock Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2005, as filed on July 27, 2005 (the "June 30, 2005 10-Q")).*
10.7	Bank of Hawaii Corporation's Amended and Restated Director Stock Compensation Plan – Form of Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the June 30, 2005 10-Q).*
10.8	Bank of Hawaii Corporation's Stock Option Plan of 1994, as amended (incorporated by reference from Exhibit 10.12 to the 2005 10-K).*
10.9	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan (incorporated by reference from Appendix C to Bank of Hawaii Corporation's Definitive Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Shareholders, as filed on March 18, 2004).*
10.10	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan – Form of Stock Option Agreement (incorporated by reference from Exhibit 10.14 to the 2005 10-K).*
10.11	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan – Form of Service-Based Restricted Share Agreement (incorporated by reference from Exhibit 10.15 to the 2005 10-K).*
10.12	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan – Form of Performance-Based Restricted Share Agreement (incorporated by reference from Exhibit 10.16 to the 2005 10-K).*

Exhibit Number
10.13	Amendment 2007-1 to the Bank of Hawaii Corporation 2004 Stock and Incentive Compensation Plan (incorporated by reference from Exhibit 10.13 to the 2007 10-K).*
10.14	Bank of Hawaii Change-In-Control Retention Plan (incorporated by reference from Exhibit 10 to Bank of Hawaii Corporation's Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2007, as filed on October 24, 2007).*
10.15	Agreement with Daniel C. Stevens (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K filed on April 30, 2008).*
10.16	Amendment 2007-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.16 to the 2007 10-K).*
10.17	Board Resolution for Amendment to Restricted Stock and Option Awards under the Director Stock Compensation Program (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K filed on July 28, 2008).*
10.18	Grant to Peter S. Ho (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation's Current Report on Form 8-K filed on December 22, 2008).*
12.1	Statement Regarding Computation of Ratios.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification on Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

(b)
Response to this item is the same as Item 15(a).

(c)
Response to this item is the same as Item 15(a).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2009	Bank of Hawaii Corporation
	By:	/s/ Allan R. Landon Allan R. Landon Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2009

/s/ Allan R. Landon Allan R. Landon, Chairman of the Board and Chief Executive Officer	/s/ S. Haunani Apoliona S. Haunani Apoliona, Director
/s/ Mary G. F. Bitterman Mary G. F. Bitterman, Director	/s/ Michael J. Chun Michael J. Chun, Director
/s/ Clinton R. Churchill Clinton R. Churchill, Director	/s/ David A. Heenan David A. Heenan, Director
/s/ Robert Huret Robert Huret, Director	/s/ Kent T. Lucien Kent T. Lucien, Director and Chief Financial Officer
/s/ Martin A. Stein Martin A. Stein, Director	/s/ Donald M. Takaki Donald M. Takaki, Director
/s/ Barbara J. Tanabe Barbara J. Tanabe, Director	/s/ Robert W. Wo, Jr. Robert W. Wo, Jr., Director
/s/ Derek J. Norris Derek J. Norris Principal Accounting Officer