Form 10-Q
period 2009-03-31
BANK OF HAWAII CORP
filed 2009-04-22
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

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

Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☐     No  ☐

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

As of April 17, 2009, there were 47,811,853 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

		Three Months Ended
		March 31,
(dollars in thousands, except per share amounts)	2009	2008
Interest Income
Interest and Fees on Loans and Leases	$86,592	$104,413
Income on Investment Securities
Trading	594	1,160
Available-for-Sale	32,301	34,251
Held-to-Maturity	2,567	3,239
Deposits	10	195
Funds Sold	577	992
Other	276	426
Total Interest Income	122,917	144,676
Interest Expense
Deposits	17,025	27,465
Securities Sold Under Agreements to Repurchase	6,652	10,617
Funds Purchased	5	633
Short-Term Borrowings	—	34
Long-Term Debt	2,173	3,747
Total Interest Expense	25,855	42,496
Net Interest Income	97,062	102,180
Provision for Credit Losses	24,887	14,427
Net Interest Income After Provision for Credit Losses	72,175	87,753
Noninterest Income
Trust and Asset Management	11,632	15,086
Mortgage Banking	8,678	4,297
Service Charges on Deposit Accounts	13,386	12,083
Fees, Exchange, and Other Service Charges	14,976	15,391
Investment Securities Gains, Net	56	130
Insurance	5,641	7,130
Other	15,996	32,008
Total Noninterest Income	70,365	86,125
Noninterest Expense
Salaries and Benefits	47,028	55,473
Net Occupancy	10,328	10,443
Net Equipment	4,316	4,321
Professional Fees	2,549	2,613
Other	23,712	20,582
Total Noninterest Expense	87,933	93,432
Income Before Provision for Income Taxes	54,607	80,446
Provision for Income Taxes	18,567	23,231
Net Income	$36,040	$57,215
Basic Earnings Per Share	$0.76	$1.19
Diluted Earnings Per Share	$0.75	$1.18
Dividends Declared Per Share	$0.45	$0.44
Basic Weighted Average Shares	47,566,005	47,965,722
Diluted Weighted Average Shares	47,802,249	48,628,427

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

	March 31,	December 31,	March 31,
(dollars in thousands)	2009	2008	2008
Assets
Interest-Bearing Deposits	$5,031	$5,094	$55,916
Funds Sold	895,595	405,789	240,000
Investment Securities
Trading	—	91,500	99,966
Available-for-Sale	3,106,608	2,519,239	2,672,286
Held-to-Maturity (Fair Value of $233,633; $242,175; and $277,536)	228,177	239,635	277,256
Loans Held for Sale	24,121	21,540	13,096
Loans and Leases	6,338,726	6,530,233	6,579,337
Allowance for Loan and Lease Losses	(134,416)	(123,498)	(99,998)
Net Loans and Leases	6,204,310	6,406,735	6,479,339
Total Earning Assets	10,463,842	9,689,532	9,837,859
Cash and Noninterest-Bearing Deposits	299,393	385,599	314,863
Premises and Equipment	114,536	116,120	116,683
Customers’ Acceptances	822	1,308	992
Accrued Interest Receivable	36,928	39,905	46,316
Foreclosed Real Estate	346	428	294
Mortgage Servicing Rights	23,528	21,057	27,149
Goodwill	34,959	34,959	34,959
Other Assets	473,774	474,567	443,686
Total Assets	$11,448,128	$10,763,475	$10,822,801

Liabilities
Deposits
Noninterest-Bearing Demand	$1,970,041	$1,754,724	$2,000,226
Interest-Bearing Demand	1,926,576	1,854,611	1,579,943
Savings	3,905,709	3,104,863	2,798,635
Time	1,410,465	1,577,900	1,724,051
Total Deposits	9,212,791	8,292,098	8,102,855
Funds Purchased	9,665	15,734	23,800
Short-Term Borrowings	10,000	4,900	9,726
Securities Sold Under Agreements to Repurchase	844,283	1,028,835	1,231,962
Long-Term Debt (includes $119,275 and $128,932 carried at fair value as of December 31, 2008 and March 31, 2008, respectively)	59,003	203,285	239,389
Banker’s Acceptances	822	1,308	992
Retirement Benefits Payable	54,450	54,776	29,755
Accrued Interest Payable	10,010	13,837	18,322
Taxes Payable and Deferred Taxes	258,505	229,699	300,188
Other Liabilities	154,664	128,299	99,065
Total Liabilities	10,614,193	9,972,771	10,056,054
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: March 31, 2009 - 57,019,595 / 47,803,544; December 31, 2008 - 57,019,887 / 47,753,371; and March 31, 2008 - 56,995,352 / 47,990,432)	569	568	568
Capital Surplus	491,352	492,515	487,139
Accumulated Other Comprehensive Income (Loss)	(1,319)	(28,888)	5,553
Retained Earnings	802,195	787,924	720,540
Treasury Stock, at Cost (Shares: March 31, 2009 - 9,216,051; December 31, 2008 - 9,266,516; and March 31, 2008 - 9,004,920)	(458,862)	(461,415)	(447,053)
Total Shareholders’ Equity	833,935	790,704	766,747
Total Liabilities and Shareholders’ Equity	$11,448,128	$10,763,475	$10,822,801

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accum.
				Other
				Compre-
				hensive			Compre-
		Common	Capital	Income	Retained	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	(Loss)	Earnings	Stock	Income
Balance as of December 31, 2008	$790,704	$568	$492,515	$(28,888)	$787,924	$(461,415)
Comprehensive Income:
Net Income	36,040	—	—	—	36,040	—	$36,040
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	27,243	—	—	27,243	—	—	27,243
Amortization of Net Loss Related to Pension and Postretirement Benefit Plans	326	—	—	326	—	—	326
Total Comprehensive Income							$63,609
Share-Based Compensation	235	—	235	—	—	—
Net Tax Benefits related to Share-Based Compensation	(442)	—	(442)	—	—	—
Common Stock Issued under Purchase and Equity Compensation Plans (71,244 shares)	2,069	1	(956)	—	(258)	3,282
Common Stock Repurchased (21,071 shares)	(729)	—	—	—	—	(729)
Cash Dividends Paid	(21,511)	—	—	—	(21,511)	—
Balance as of March 31, 2009	$833,935	$569	$491,352	$(1,319)	$802,195	$(458,862)

Balance as of December 31, 2007	$750,255	$567	$484,790	$(5,091)	$688,638	$(418,649)
Cumulative-Effect Adjustment of a Change in Accounting Principle, Net of Tax:
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”	(2,736)	—	—	—	(2,736)	—
Comprehensive Income:
Net Income	57,215	—	—	—	57,215	—	$57,215
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	10,595	—	—	10,595	—	—	10,595
Amortization of Net Loss Related to Pension and Postretirement Benefit Plans	49	—	—	49	—	—	49
Total Comprehensive Income							$67,859
Share-Based Compensation	1,751	—	1,751	—	—	—
Net Tax Benefits related to Share-Based Compensation	583	—	583	—	—	—
Common Stock Issued under Purchase and Equity Compensation Plans (95,360 shares)	3,182	1	15	—	(1,378)	4,544
Common Stock Repurchased (686,313 shares)	(32,948)	—	—	—	—	(32,948)
Cash Dividends Paid	(21,199)	—	—	—	(21,199)	—
Balance as of March 31, 2008	$766,747	$568	$487,139	$5,553	$720,540	$(447,053)

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
Operating Activities
Net Income	$36,040	$57,215
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	24,887	14,427
Depreciation and Amortization	3,399	3,504
Amortization of Deferred Loan and Lease Fees	(625)	(448)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	1,211	578
Share-Based Compensation	235	1,751
Benefit Plan Contributions	(421)	(515)
Deferred Income Taxes	(3,811)	(17,379)
Net Gains on Investment Securities	(56)	(130)
Net Change in Trading Securities	91,500	(32,680)
Proceeds from Sales of Loans Held for Sale	392,876	144,837
Originations of Loans Held for Sale	(395,457)	(145,592)
Tax Benefits from Share-Based Compensation	(17)	(669)
Net Change in Other Assets and Other Liabilities	41,129	21,073
Net Cash Provided by Operating Activities	190,890	45,972

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	243,329	252,970
Proceeds from Sales	21,791	125,000
Purchases	(810,966)	(470,716)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	11,347	15,207
Net Change in Loans and Leases	177,913	(3,456)
Premises and Equipment, Net	(1,814)	(3,010)
Net Cash Used in Investing Activities	(358,400)	(84,005)

Financing Activities
Net Change in Deposits	920,693	160,483
Net Change in Short-Term Borrowings	(185,521)	150,321
Repayments of Long-Term Debt	(143,971)	—
Tax Benefits from Share-Based Compensation	17	669
Proceeds from Issuance of Common Stock	2,069	3,214
Repurchase of Common Stock	(729)	(32,948)
Cash Dividends Paid	(21,511)	(21,199)
Net Cash Provided by Financing Activities	571,047	260,540

Net Change in Cash and Cash Equivalents	403,537	222,507
Cash and Cash Equivalents at Beginning of Period	796,482	388,272
Cash and Cash Equivalents at End of Period	$1,200,019	$610,779

Supplemental Information
Cash Paid for:
Interest	$29,682	$44,650
Income Taxes	1,390	2,289
Non-Cash Investing and Financing Activities:
Transfers from Loans to Foreclosed Real Estate	—	110

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

Certain prior period information has been reclassified to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Non-Marketable Equity Securities

The Company is required to hold non-marketable equity securities, comprised of Federal Home Loan Bank of Seattle (“FHLB”) and Federal Reserve Bank stock, as a condition of membership.  These securities are accounted for at cost which equals par or redemption value.  Ownership is restricted and there is no market for these securities.  These securities are redeemable at par by the issuing government supported institutions.  These securities, recorded as a component of other assets, are periodically evaluated for impairment, considering the ultimate recoverability of the par value.  The primary factor supporting the carrying value is the ability of the issuer to redeem the securities at par.

Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” for the Company’s financial assets and financial liabilities.  In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” the Company deferred the effective date of SFAS No. 157 for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  The adoption of the fair value measurement provisions of SFAS No. 157 for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition.

Derivative Financial Instruments

On January 1, 2009, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  SFAS No. 161 amended the disclosure requirements for derivative financial instruments and hedging activities.  Expanded qualitative disclosures required under SFAS No. 161 include: (1) how and why an entity uses derivative financial instruments; (2) how derivative financial instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related interpretations; and (3) how derivative financial instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also requires several added quantitative disclosures in financial statements.  As SFAS No. 161 amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption had no impact on the Company’s statements of income and condition.  See Note 5 for the disclosures required under the provisions of SFAS No. 161.

Future Application of Accounting Pronouncements

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s statements of income and condition.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s statements of income and condition.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s statements of income and condition.

Note 2.  Lease Transactions

In March 2009, the Company sold its equity interest in two watercraft leveraged leases resulting in a $10.0 million pre-tax gain for the Company.  This pre-tax gain was recorded as a component of other noninterest income in the statement of income.  After-tax gains from these transactions were $6.2 million.

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

Selected financial information for each business segment is presented below as of and for the three months ended March 31, 2009 and 2008.

Business Segments Selected Financial Information (Unaudited)

	Retail	Commercial	Investment	Treasury	Consolidated
(dollars in thousands)	Banking	Banking	Services	and Other	Total
Three Months Ended March 31, 2009
Net Interest Income (Loss)	$54,081	$40,906	$3,992	$(1,917)	$97,062
Provision for Credit Losses	14,516	9,809	804	(242)	24,887
Net Interest Income (Loss) After Provision for Credit Losses	39,565	31,097	3,188	(1,675)	72,175
Noninterest Income	31,982	20,414	14,443	3,526	70,365
Noninterest Expense	(45,297)	(24,549)	(16,559)	(1,528)	(87,933)
Income Before Provision for Income Taxes	26,250	26,962	1,072	323	54,607
Provision for Income Taxes	(9,727)	(9,935)	(396)	1,491	(18,567)
Net Income	$16,523	$17,027	$676	$1,814	$36,040
Total Assets as of March 31, 2009	$3,582,200	$2,887,927	$256,962	$4,721,039	$11,448,128

Three Months Ended March 31, 2008
Net Interest Income (Loss)	$58,426	$42,835	$3,870	$(2,951)	$102,180
Provision for Credit Losses	7,952	7,226	—	(751)	14,427
Net Interest Income (Loss) After Provision for Credit Losses	50,474	35,609	3,870	(2,200)	87,753
Noninterest Income	28,547	22,249	18,261	17,068	86,125
Noninterest Expense	(43,769)	(24,721)	(16,863)	(8,079)	(93,432)
Income Before Provision for Income Taxes	35,252	33,137	5,268	6,789	80,446
Provision for Income Taxes	(13,043)	(12,301)	(1,949)	4,062	(23,231)
Net Income	$22,209	$20,836	$3,319	$10,851	$57,215
Total Assets as of March 31, 2008	$3,681,581	$3,066,272	$232,882	$3,842,066	$10,822,801

Note 4.  Pension Plans and Postretirement Benefit Plan

The components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan for the three months ended March 31, 2009 and 2008 are presented in the following table:

Pension Plans and Postretirement Benefit Plan (Unaudited)

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(dollars in thousands)	2009	2008	2009	2008
Service Cost	$—	$—	$109	$89
Interest Cost	1,285	1,298	419	420
Expected Return on Plan Assets	(1,332)	(1,522)	—	—
Amortization of Prior Service Credit	—	—	(53)	(53)
Recognized Net Actuarial Losses (Gains)	732	270	(119)	(140)
Net Periodic Benefit Cost	$685	$46	$356	$316

The net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are recorded as a component of salaries and benefits in the statements of income.  There were no significant changes from the previously reported $10.2 million that the Company expects to contribute to the pension plans and the $1.2 million that it expects to contribute to the postretirement benefit plan for the year ending December 31, 2009.  For the three months ended March 31, 2009, the Company contributed $0.1 million to its pension plans and $0.3 million to its postretirement benefit plan.

Note 5.  Derivative Financial Instruments

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of March 31, 2009:

Fair Values of Derivative Financial Instruments (Unaudited)

	As of March 31, 2009
(dollars in thousands)	Asset Derivatives		Liability Derivatives
Derivative Financial Instruments Not Designated as	Balance Sheet		Balance Sheet
Hedging Instruments under SFAS No. 133	Location	Fair Value	Location	Fair Value
Forward Commitments	Other Assets	$96	Other Liabilities	$770
Interest Rate Lock Commitments	Other Assets	2,978	Other Liabilities	13
Interest Rate Swap Agreements	Other Assets	31,152	Other Liabilities	31,372
Foreign Exchange Contracts	Other Assets	339	Other Liabilities	1,468
Total Derivative Financial Instruments Not Designated as Hedging Instruments under SFAS No. 133		$34,565		$33,623

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain recognized in the statement of income for the three months ended March 31, 2009:

The Effect of Derivative Financial Instruments on the Statement of Income (Unaudited)
	Three Months Ended March 31, 2009
(dollars in thousands)	Location of Net Gain	Amount of Net Gain
Derivative Financial Instruments Not Designated as	Recognized in the	Recognized in the
Hedging Instruments under SFAS No. 133	Statement of Income	Statement of Income
Forward Commitments	Mortgage Banking	$587
Interest Rate Lock Commitments	Mortgage Banking	6,925
Interest Rate Swap Agreements	Other Noninterest Income	142
Foreign Exchange Contracts	Other Noninterest Income	598
Total Derivative Financial Instruments Not Designated as Hedging Instruments under SFAS No. 133		$8,252

Management has received authorization from the Parent’s Board of Directors to use derivative financial instruments as an end-user in connection with its risk management activities and to accommodate the needs of its customers.  The Company has elected not to qualify for hedge accounting methods addressed under current provisions of GAAP.  All risk management derivative instruments are stated at fair value in the Consolidated Statements of Condition with changes in fair value reported in current period earnings.

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

The Company enters into forward commitments for the future delivery of residential mortgage loans to reduce interest rate risk associated with loans held for sale and interest rate lock commitments to fund loans at a specified interest rate.  Changes in the estimated fair value of forward commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.

The Company’s interest rate swap agreements are to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  Changes in the estimated fair value of the Company’s foreign exchange contracts are included in other noninterest income in the Company’s Consolidated Statements of Income.

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

The Company’s exposure to derivative credit risk is defined as the possibility of sustaining a loss due to the failure of the counterparty to perform in accordance with the terms of the contract.  Credit risk associated with derivative financial instruments is similar to those relating to traditional on-balance sheet financial instruments.  The Company manages derivative credit risk with the same standards and procedures applied to its commercial lending activities.

Note 6.  Fair Value of Financial Assets and Liabilities

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

A financial asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Management reviews and updates the fair value hierarchy classifications of the Company’s financial assets and liabilities on a quarterly basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, December 31, 2008, and March 31, 2008:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Unaudited)

	Quoted Prices in
	Active Markets for
	Identical Assets	Significant Other	Significant
	or Liabilities	Observable Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2009
Investment Securities Available-for-Sale	$425,037	$2,681,571	$—	$3,106,608
Mortgage Servicing Rights	—	—	17,904	17,904
Other Assets	6,343	—	—	6,343
Net Derivative Assets and Liabilities	—	(1,803)	2,745	942
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2009	$431,380	$2,679,768	$20,649	$3,131,797

The Company sold its investment securities trading portfolio during the three months ended March 31, 2009.  The change in fair value of the trading portfolio had been expected by the Company to offset changes in valuation assumptions related to the Company’s mortgage servicing rights accounted for under the fair value measurement method.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Unaudited) - Continued

	Quoted Prices in
	Active Markets for
	Identical Assets	Significant Other	Significant
	or Liabilities	Observable Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2008
Investment Securities Trading	$—	$91,500	$—	$91,500
Investment Securities Available-for-Sale	577	2,462,947	55,715	2,519,239
Mortgage Servicing Rights	—	—	19,553	19,553
Other Assets	6,674	—	—	6,674
Net Derivative Assets and Liabilities	—	(951)	3,051	2,100
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2008	$7,251	$2,553,496	$78,319	$2,639,066

Long-Term Debt	$—	$—	$119,275	$119,275
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008	$—	$—	$119,275	$119,275

March 31, 2008
Investment Securities Trading	$—	$99,966	$—	$99,966
Investment Securities Available-for-Sale	1,998	2,575,069	95,219	2,672,286
Mortgage Servicing Rights	—	—	27,149	27,149
Other Assets	5,971	—	—	5,971
Net Derivative Assets and Liabilities	(202)	1,596	810	2,204
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2008	$7,767	$2,676,631	$123,178	$2,807,576

Long-Term Debt	$—	$—	$128,932	$128,932
Total Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2008	$—	$—	$128,932	$128,932

For the three months ended March 31, 2009 and March 31, 2008, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Investment
	Securities	Mortgage	Net Derivative
	Available-	Servicing	Assets and
Assets (Unaudited) (dollars in thousands)	-for-Sale [1]	Rights [2]	Liabilities [3]	Total
Three Months Ended March 31, 2009
Balance as of January 1, 2009	$55,715	$19,553	$3,051	$78,319
Realized and Unrealized Net Gains (Losses):
Included in Net Income	—	(1,649)	7,067	5,418
Purchases, Sales, Issuances, and Settlements, Net	—	—	(7,373)	(7,373)
Transfers out of Level 3	(55,715)	—	—	(55,715)
Balance as of March 31, 2009	$—	$17,904	$2,745	$20,649

Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2009	$—	$(92)	$2,745	$2,653

	Long-Term
Liabilities (Unaudited) (dollars in thousands)	Debt [4]	Total
Three Months Ended March 31, 2009
Balance as of January 1, 2009	$119,275	$119,275
Realized Gains Included in Net Income	(304)	(304)
Purchases, Sales, Issuances, and Settlements, Net	(118,971)	(118,971)
Balance as of March 31, 2009	$—	$—

Total Unrealized Net Gains Included in Net Income Related to Liabilities Still Held as of March 31, 2009	$—	$—

	Investment
	Securities	Mortgage	Net Derivative
	Available-	Servicing	Assets and
Assets (Unaudited) (dollars in thousands)	-for-Sale [1]	Rights [2]	Liabilities [3]	Total
Three Months Ended March 31, 2008
Balance as of January 1, 2008	$218,980	$27,588	$113	$246,681
Realized and Unrealized Net Gains (Losses):
Included in Net Income	—	(2,358)	(1,076)	(3,434)
Included in Other Comprehensive Income	1,228	—	—	1,228
Purchases, Sales, Issuances, and Settlements, Net	(124,989)	1,919	1,773	(121,297)
Balance as of March 31, 2008	$95,219	$27,149	$810	$123,178

Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2008	$—	$(1,548)	$810	$(738)

	Long-Term
Liabilities (Unaudited) (dollars in thousands)	Debt [4]	Total
Three Months Ended March 31, 2008
Balance as of January 1, 2008	$129,032	$129,032
Unrealized Net Gains Included in Net Income	(100)	(100)
Balance as of March 31, 2008	$128,932	$128,932

Total Unrealized Net Gains Included in Net Income Related to Liabilities Still Held as of March 31, 2008	$(100)	$(100)

[1]	Unrealized gains and losses related to investment securities available-for-sale are reported as a component of other comprehensive income.
[2]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the statement of income.
[3]

Realized and unrealized gains and losses related to forward commitments and interest rate lock commitments are reported as a component of mortgage banking income in the statement of income. Realized and unrealized gains and losses related to foreign exchange contracts and interest rate swap agreements are reported as a component of other noninterest income in the statement of income.

[4]	Realized and unrealized gains and losses related to long-term debt are reported as a component of other noninterest income in the statement of income.

Significant assumptions in the valuation of the Company’s mortgage servicing rights included changes in interest rates, estimated loan repayment rates, and the timing of cash flows, among other factors.  Net derivative assets and liabilities classified as Level 3 were comprised of interest rate lock commitments and interest rate swap agreements, as significant unobservable inputs and management judgment are required.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following presents the assets that the Company measures at fair value on a nonrecurring basis in accordance with GAAP as of March 31, 2009, December 31, 2008, and March 31, 2008.

Assets Measured at Fair Value on a Nonrecurring Basis (Unaudited)

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2009
Loans Held for Sale	$—	$24,121	$—	$24,121
Mortgage Servicing Rights - Amortization Method	—	—	5,624	5,624
Goodwill	—	—	34,959	34,959
Low-Income Housing and Other Equity Investments	—	—	29,490	29,490
Total Assets Measured at Fair Value on a Nonrecurring Basis as of March 31, 2009	$—	$24,121	$70,073	$94,194

Assets Measured at Fair Value on a Nonrecurring Basis (Unaudited) - Continued

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2008
Loans Held for Sale	$—	$21,540	$—	$21,540
Mortgage Servicing Rights - Amortization Method	—	—	1,504	1,504
Low-Income Housing and Other Equity Investments	—	—	30,920	30,920
Total Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2008	$—	$21,540	$32,424	$53,964

March 31, 2008
Loans Held for Sale	$—	$13,096	$—	$13,096
Low-Income Housing and Other Equity Investments	—	—	36,133	36,133
Total Assets Measured at Fair Value on a Nonrecurring Basis as of March 31, 2008	$—	$13,096	$36,133	$49,229

As of March 31, 2009, December 31, 2008, and March 31, 2008, the Company had no liabilities measured at fair value on a nonrecurring basis.

As of March 31, 2009 and 2008, there were no adjustments to fair value for the Company’s assets measured at fair value on a nonrecurring basis in accordance with GAAP.  As of December 31, 2008, the Company recorded a $0.3 million adjustment to fair value related to the Company’s mortgage servicing rights recorded under the amortization method.

Fair Value Option

On January 1, 2008, the Company elected the fair value option for its subordinated notes, a component of long-term debt in the Company’s Consolidated Statements of Condition.  The fair value option was elected for the subordinated notes as it provided the Company with an opportunity to better manage its interest rate risk and to achieve balance sheet management flexibility.  Changes in the estimated fair value of the Company’s subordinated notes subsequent to the initial fair value measurement were recognized in earnings as a component of other noninterest income.  For the three months ended March 31, 2009 and 2008, the Company recorded realized gains of $0.3 million and unrealized gains of $0.1 million, respectively, as a result of the change in fair value of the Company’s subordinated notes.  Interest expense related to the Company’s subordinated notes continued to be measured based on contractual interest rates and was reported as such in the statement of income.  The Company repaid its subordinated notes in March 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic and business environment in our service area and elsewhere, credit quality, and other financial and business matters in future periods.  Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and globally; 3) the effect of the increase in government intervention in the U.S. financial system; 4) competitive pressure among financial services and products; 5) the impact of legislation and changes in the regulatory environment; 6) changes in fiscal and monetary policies of the markets in which we operate; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) unpredicted costs and other consequences of legal or regulatory matters involving the Company; 13) resumption of common stock repurchases; and 14) geopolitical risk, military or terrorist activity, natural disasters, or adverse weather, public health, and other conditions impacting us and our customers’ operations.  For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, refer to the section entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, and subsequent periodic and current reports, filed with the U.S. Securities and Exchange

Commission (the “SEC”).  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements.  We do not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

Reclassifications

Certain prior period information in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been reclassified to conform to current period classifications.

Overview

Bank of Hawaii Corporation (the “Parent”) is a bank holding company headquartered in Honolulu, Hawaii.  The Parent’s principal and only operating subsidiary is Bank of Hawaii (the “Bank”).

The Bank, directly and through its subsidiaries, provides a broad range of financial services to businesses, consumers, and governments in Hawaii, American Samoa, and the West Pacific.  References to “we,” “our,” “us,” or the “Company” refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes.

“Maximizing shareholder value over time” remains our governing objective.  Our vision is “exceptional people building exceptional value for our customers, our island communities, our shareholders, and each other.”

In striving to fulfill our governing objective and vision, we introduced our 2007+ Plan (“Plan”) to our shareholders, customers, and employees in January 2007.  The five themes that resulted from our Plan were:

•                  Business Growth

•                  Integration

•                  People Development

•                  Brand Enhancement

•                  Performance Discipline

Our Plan was balanced between growth and risk management, and included the flexibility to adjust, given our anticipation of a slowing economy.  We did not expect an economic downturn of the magnitude that occurred in 2008 and has continued into 2009.  Accordingly, we adjusted some of the strategies in our original Plan.  The adjustments to our strategies included an increased focus on measures of soundness such as asset quality, reserve and capital levels, liquidity, and confidence.

Earnings Summary

For the first quarter of 2009, net income was $36.0 million, a decrease of $21.2 million from the first quarter of 2008.  For the first quarter of 2009, diluted earnings per share were $0.75 per share, a decrease of $0.43 per share from the first quarter of 2008.

Our lower net income for the first quarter of 2009 was primarily due to the following:

•      The provision for credit losses (the “Provision”) increased by $10.5 million from the first quarter of 2008, reflecting increased risk in our commercial and industrial, commercial mortgage, and consumer portfolios due to the continued weakness in the Hawaii and U.S. Mainland economies;

•      Net interest income decreased by $5.1 million and our net interest margin decreased by 41 basis points from the first quarter of 2008, fully reflecting the effects of a decreasing interest rate environment and our decision to maintain high levels of liquidity; and

•      In the first quarter of 2009, we recorded $10.0 million in pre-tax gains from the sale of our equity interest in two watercraft leveraged leases.  By comparison, in the first quarter of 2008, we recorded pre-tax gains from significant items totaling $25.3 million.

Our actions during the first quarter of 2009 continue to be influenced by a weakening economy in Hawaii and the U.S. Mainland, as well as the uncertainties regarding the impact of government regulation.  We continued to strengthen our balance sheet in the first quarter of 2009 with increased levels of deposits, reserves for credit losses, liquidity, and capital.

•      Total deposits were $9.2 billion as of March 31, 2009, an increase of $920.7 million or 11% from the balance as of December 31, 2008;

•      We increased our reserve for credit losses by $11.2 million or 9% from December 31, 2008; and

•      We continued to increase our capital levels during the first quarter of 2009.  Shareholders’ equity increased by $43.2 million or 5% from December 31, 2008.  Our Tier 1 capital ratio was 12.02% as of March 31, 2009 compared to 11.24% as of December 31, 2008.  Our ratio of tangible common equity to risk-weighted assets was 12.47% as of March 31, 2009 compared to 11.28% as of December 31, 2008.

We also reduced our long-term debt by $144.3 million or 71% from December 31, 2008 and reduced our securities sold under agreements to repurchase by $184.6 million or 18% from December 31, 2008 as we had adequate sources of liquidity from growth in our deposit balances.

As of March 31, 2009, with $895.6 million in excess reserves invested with the Federal Reserve Bank (“FRB”), we remain very liquid and have substantial resources for lending and investment.

Table 1 presents our financial highlights for the three months ended March 31, 2009 and 2008 and as of March 31, 2009, December 31, 2008, and March 31, 2008.

Financial Highlights (Unaudited)		Table 1
		Three Months Ended
		March 31,
(dollars in thousands, except per share amounts)		2009	2008
For the Period:
Operating Results
Net Interest Income		$97,062	$102,180
Provision for Credit Losses		24,887	14,427
Total Noninterest Income		70,365	86,125
Total Noninterest Expense		87,933	93,432
Net Income		36,040	57,215
Basic Earnings Per Share		0.76	1.19
Diluted Earnings Per Share		0.75	1.18
Dividends Declared Per Share		0.45	0.44

Performance Ratios
Return on Average Assets		1.32%	2.16%
Return on Average Shareholders’ Equity		17.86	29.88
Efficiency Ratio [1]		52.52	49.62
Operating Leverage [2]		2.41	40.13
Net Interest Margin [3]		3.76	4.17
Dividend Payout Ratio [4]		59.21	36.97
Average Shareholders’ Equity to Average Assets		7.37	7.24

Average Balances
Average Loans and Leases		$6,446,513	$6,587,918
Average Assets		11,096,322	10,643,904
Average Deposits		8,751,374	7,952,546
Average Shareholders’ Equity		818,218	770,157

Market Price Per Share of Common Stock
Closing		$32.98	$49.56
High		45.24	52.93
Low		25.33	40.95

	March 31,	December 31,	March 31,
	2009	2008	2008
As of Period End:
Balance Sheet Totals
Loans and Leases	$6,338,726	$6,530,233	$6,579,337
Total Assets	11,448,128	10,763,475	10,822,801
Total Deposits	9,212,791	8,292,098	8,102,855
Long-Term Debt	59,003	203,285	239,389
Total Shareholders’ Equity	833,935	790,704	766,747

Asset Quality
Allowance for Loan and Lease Losses	$134,416	$123,498	$99,998
Non-Performing Assets	40,329	14,949	6,045

Financial Ratios
Allowance to Loans and Leases Outstanding	2.12%	1.89%	1.52%
Tier 1 Capital Ratio [5]	12.02	11.24	10.50
Total Capital Ratio [5]	13.28	12.49	11.76
Leverage Ratio [5]	6.94	7.30	6.97
Tangible Common Equity to Total Assets [6]	6.97	7.01	6.75
Tangible Common Equity to Risk-Weighted Assets [6]	12.47	11.28	10.36

Non-Financial Data
Full-Time Equivalent Employees	2,587	2,581	2,538
Branches and Offices	85	85	83
ATMs	463	462	411

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).
[2]	Operating leverage is defined as the percentage change in income before the provision for credit losses and the provision for income taxes. Measures are presented on a linked quarter basis.
[3]	Net interest margin is defined as net interest income, on a taxable equivalent basis, as a percentage of average earning assets.
[4]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.
[5]	Tier 1 capital, total capital, and leverage ratios as of March 31, 2008 were revised from 10.54%, 11.79%, and 6.99%, respectively.
[6]	Tangible common equity, a non-GAAP financial measure, is defined by the Company as shareholders’ equity minus goodwill and intangible assets.
Intangible assets are included as a component of other assets in the Consolidated Statements of Condition (Unaudited).

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 2.  An analysis of the change in net interest income, on a taxable equivalent basis, is presented in Table 3.

Average Balances and Interest Rates - Taxable Equivalent Basis (Unaudited)	Table 2

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$4.9	$—	0.84%	$27.5	$0.2	2.82%
Funds Sold	912.9	0.6	0.25	138.2	1.0	2.84
Investment Securities
Trading	48.8	0.6	4.87	95.7	1.2	4.85
Available-for-Sale	2,628.7	32.5	4.95	2,631.6	34.5	5.24
Held-to-Maturity	235.0	2.6	4.37	285.6	3.2	4.54
Loans Held for Sale	21.8	0.2	4.41	10.5	0.1	5.43
Loans and Leases [1]
Commercial and Industrial	1,031.3	10.4	4.11	1,065.1	16.6	6.26
Commercial Mortgage	730.6	9.6	5.32	649.1	10.4	6.45
Construction	154.1	1.6	4.21	199.5	3.3	6.73
Commercial Lease Financing	462.9	3.7	3.16	477.9	4.0	3.35
Residential Mortgage	2,437.4	36.3	5.96	2,496.7	38.2	6.13
Home Equity	1,028.7	13.0	5.13	993.4	16.4	6.60
Automobile	356.3	7.0	7.94	438.7	8.9	8.18
Other [2]	245.2	4.8	7.86	267.4	6.5	9.73
Total Loans and Leases	6,446.5	86.4	5.40	6,587.8	104.3	6.35
Other	79.7	0.3	1.39	79.5	0.4	2.15
Total Earning Assets [3]	10,378.3	123.2	4.77	9,856.4	4.9	5.89
Cash and Noninterest-Bearing Deposits	243.4			294.1
Other Assets	474.6			493.4
Total Assets	$11,096.3			$10,643.9

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,888.6	0.3	0.06	$1,550.9	2.3	0.59
Savings	3,533.0	8.2	0.94	2,755.2	9.2	1.35
Time	1,500.8	8.5	2.30	1,747.2	16.0	3.67
Total Interest-Bearing Deposits	6,922.4	17.0	1.00	6,053.3	27.5	1.82
Short-Term Borrowings	18.7	—	0.11	79.7	0.7	3.31
Securities Sold Under Agreements to Repurchase	935.4	6.7	2.85	1,164.2	10.6	3.63
Long-Term Debt	148.2	2.2	5.88	239.8	3.7	6.25
Total Interest-Bearing Liabilities	8,024.7	25.9	1.30	7,537.0	42.5	2.26
Net Interest Income		$97.3			$102.4
Interest Rate Spread			3.47%			3.63%
Net Interest Margin			3.76%			4.17%
Noninterest-Bearing Demand Deposits	1,829.0			1,899.2
Other Liabilities	424.4			437.5
Shareholders’ Equity	818.2			770.2
Total Liabilities and Shareholders’ Equity	$11,096.3			$10,643.9

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.
[3]

Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $226,000 and $238,000 for the three months ended March 31, 2009 and 2008, respectively.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis (Unaudited)		Table 3
	Three Months Ended March 31, 2009
	Compared to March 31, 2008
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Interest-Bearing Deposits	$(0.1)	$(0.1)	$(0.2)
Funds Sold	1.2	(1.6)	(0.4)
Investment Securities
Trading	(0.6)	—	(0.6)
Available-for-Sale	(0.1)	(1.9)	(2.0)
Held-to-Maturity	(0.5)	(0.1)	(0.6)
Loans Held for Sale	0.1	—	0.1
Loans and Leases
Commercial and Industrial	(0.5)	(5.7)	(6.2)
Commercial Mortgage	1.2	(2.0)	(0.8)
Construction	(0.6)	(1.1)	(1.7)
Commercial Lease Financing	(0.1)	(0.2)	(0.3)
Residential Mortgage	(0.9)	(1.0)	(1.9)
Home Equity	0.5	(3.9)	(3.4)
Automobile	(1.7)	(0.2)	(1.9)
Other [2]	(0.5)	(1.2)	(1.7)
Total Loans and Leases	(2.6)	(15.3)	(17.9)
Other	—	(0.1)	(0.1)
Total Change in Interest Income	(2.6)	(19.1)	(21.7)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.4	(2.4)	(2.0)
Savings	2.2	(3.2)	(1.0)
Time	(2.1)	(5.4)	(7.5)
Total Interest-Bearing Deposits	0.5	(11.0)	(10.5)
Short-Term Borrowings	(0.3)	(0.4)	(0.7)
Securities Sold Under Agreements to Repurchase	(1.9)	(2.0)	(3.9)
Long-Term Debt	(1.3)	(0.2)	(1.5)
Total Change in Interest Expense	(3.0)	(13.6)	(16.6)

Change in Net Interest Income	$0.4	$(5.5)	$(5.1)

[1]	The changes for each category of interest income and expense are allocated between the portion of changes attributable to the variance in volume and rate for that category.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income

The amount of net interest income is affected by both changes in interest rates (rate) and the amount and composition of earning assets and interest-bearing liabilities (volume).

Net interest income, on a taxable equivalent basis, decreased by $5.1 million or 5% in the first quarter of 2009 compared to the same period in 2008.  Net interest margin decreased by 41 basis points in the first quarter of 2009 compared to the first quarter of 2008.

This decrease in net interest income, on a taxable equivalent basis, was primarily due to a 112 basis point decrease in yields earned on our interest earning assets, fully reflecting the effects of a decreasing interest rate environment, and higher levels of funds sold.  The 95 basis point decrease in yields from our loan and lease portfolio was consistent with the decline in benchmark interest rates throughout 2008.  The lower yields from our residential mortgage loans were primarily due to customers refinancing their loans at lower interest rates.  The lower yields from our home equity loans were primarily due to the re-pricing of variable rate loans at lower interest rates.  The decrease in net interest income, on a taxable equivalent basis, was partially offset by lower funding costs.  Rates paid on our interest-bearing liabilities decreased by 96 basis points, reflecting the effects of a steeper yield curve in 2009.  Rates paid on interest-bearing deposits decreased by 82 basis points in the first quarter of 2009 compared to the same period in 2008, primarily due to lower rates paid on our time deposits.  Also contributing to our lower funding costs was a 78 basis point decrease in rates paid on our securities sold under agreements to repurchase.

Average balances of our interest-earning assets increased in the first quarter of 2009 primarily due to a significant increase in funds sold balances which strengthened our liquidity position.  We experienced an $869.1 million or 14% increase in interest-bearing deposit balances.  The increase in savings deposit balances was primarily due to the continued success of our Bonus Rate Savings Plus product and business money market savings product.  The increase in savings deposit balances was partially offset by a decrease in our time deposit balances as some customers moved their deposits to more liquid savings and interest-bearing demand products.  Partially offsetting this increase in interest-bearing deposit balances was a $228.8 million or 20% decline in average balances in securities sold under agreements to repurchase, primarily with government entities, and a $91.6 million or 38% decline in average balances in long-term debt.

Provision for Credit Losses

The Provision for Credit Losses (the “Provision”) reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience, changes in the economic environment, as well as an ongoing assessment of our credit quality.  We recorded a Provision of $24.9 million in the first quarter of 2009 compared to a Provision of $14.4 million in the first quarter of 2008.  The higher Provision, a result of our quarterly evaluation of the adequacy of the Allowance, was primarily due to increased risk in our commercial and industrial, commercial mortgage, and consumer portfolios due to the continued weakness in the Hawaii and U.S. Mainland economies.  For further discussion on the Allowance, see the “Corporate Risk Profile – Reserve for Credit Losses” section in MD&A.

Noninterest Income

Noninterest income decreased by $15.8 million or 18% in the first quarter of 2009 compared to the first quarter of 2008.

Trust and asset management income decreased by $3.5 million or 23% in first quarter of 2009 compared to the first quarter of 2008, primarily due to a $1.7 million decrease in fees from accounts under management, which were adversely affected by the decline in the equity markets over this period.  Also contributing to the decrease in trust and asset management income was a $0.4 million decrease each in agency and employee benefit trust fee income.  Total trust assets under administration were $9.1 billion as of March 31, 2009 and $12.4 billion as of March 31, 2008.  Trust and asset management income is expected to continue to fluctuate based in part on the value of trust assets under administration and customer activity.

Table 4 presents the components of mortgage banking income for the first quarter 2009 and 2008.

Mortgage Banking (Unaudited)	Table 4
	Three Months Ended
(dollars in thousands)	March 31, 2009	March 31, 2008
Mortgage Origination and Servicing Activities
Servicing Income	$1,611	$1,527
Net Gains (Losses) on the Sale of Residential Mortgage Loans	(274)	1,018
Mortgage Loan Fees	1,064	745
Total Mortgage Origination and Servicing Activities	2,401	3,290
Mortgage Servicing Rights and Derivative Financial Instruments
Net Change in the Fair Value of Mortgage Servicing Rights Due to Paydowns [1]	(1,558)	(383)
Net Change in the Fair Value of Mortgage Servicing Rights Due to Changes in Valuation Assumptions and the Fair Value of Designated Securities [2]	77	(235)
Net Gains Related to Mortgage Servicing Rights Under the Amortization Method	198	—
Net Gains on Derivative Financial Instruments	7,560	1,625
Total Mortgage Servicing Rights and Derivative Financial Instruments	6,277	1,007
Total Mortgage Banking	$8,678	$4,297

[1]	Principally represents changes due to the expected realization of cash flows over time.
[2]

Changes in valuation assumptions principally reflects changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates. Designated Securities were comprised of mortgage-backed securities in our trading portfolio, which had been expected to offset the volatility of the fair value of our mortgage servicing rights. The investment securities trading portfolio was sold during the first quarter of 2009. Realized investment trading gains and losses were not material for the periods presented.

Mortgage banking income increased by $4.4 million in the first quarter of 2009 compared to the first quarter of 2008.  This increase was primarily due to a $5.9 million increase in net gains related to our derivative financial instruments, the result of higher refinancing activity due to lower interest rates on mortgage-based products in the first quarter of 2009 compared to the first quarter of 2008.  Residential mortgage loan originations were $489.2 million in the first quarter of 2009, a $197.4 million or 68% increase compared to the first quarter of 2008.  Partially offsetting the increase in net gains related to our derivative financial instruments was a $1.3 million decrease in the net gain on sale of residential mortgage loans and a $1.2 million decrease in the fair value of our mortgage servicing rights as a result of paydowns.  Residential mortgage loan sales were $398.4 million in the first quarter of 2009, a $248.5 million increase compared to the first quarter of 2008.  Paydowns in our mortgage servicing portfolio were the result of higher refinancing activity due to lower interest rates on mortgage-based products.  Servicing income remained stable in the first quarter of 2009, as our portfolio of loans serviced for third parties was $2.9 billion as of March 31, 2009 compared to $2.6 billion as of March 31, 2008.

Service charges on deposit accounts increased by $1.3 million or 11% in the first quarter of 2009 compared to the first quarter of 2008.  This increase was primarily due to a $2.0 million increase in account analysis fees on analyzed business checking accounts as a result of lower earnings credit rates on customer accounts, partially offset by a $0.5 million decrease in monthly service fees due to the implementation of free checking in the third quarter of 2008.

Insurance income decreased by $1.5 million or 21% in the first quarter of 2009 compared to the first quarter of 2008.  This decrease was primarily due to a $0.8 million decrease in contingent commission income and a $0.4 million decrease in commission and brokerage income.

Other noninterest income decreased by $16.0 million or 50% in the first quarter of 2009 compared to the first quarter of 2008.  This decrease was primarily due to a $13.7 million gain from the mandatory redemption of our Visa Inc. (“Visa”) shares and a $11.6 million gain on the sale of our equity interest in an aircraft leveraged lease recorded in the first quarter of 2008.  In the first quarter of 2009, we recorded a $10.0 million gain from the sale of our equity interest in two watercraft leveraged leases.

Noninterest Expense

Noninterest expense decreased by $5.5 million or 6% in the first quarter of 2009 compared to the first quarter of 2008.

Table 5 presents the components of salaries and benefits expense for the first quarter of 2009 and 2008.

•      $0.9 million premium related to the early repayment of our privately placed notes; and

•      $0.3 million increase in our reserve for unfunded commitments.

These increases in other noninterest expense in the first quarter of 2009 compared to first quarter of 2008 were partially offset by:

•      $2.0 million reduction in contributions to the Bank of Hawaii Charitable Foundation;

•      $1.0 million expense related to a call premium on our Capital Securities recorded in the first quarter of 2008; and

•      $0.4 million reduction in expenses related to legal claims and contingencies.

Based on current information available to management, we expect that our FDIC insurance expense will be significantly higher in 2009 compared to 2008.  The increase in our expected FDIC insurance expense is the result of us exhausting our credits from the Federal Deposit Insurance Reform Act of 2005, higher assessment rates, along with our participation in new programs.

Provision for Income Taxes

Salaries and Benefits (Unaudited)		Table 5
	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
Salaries	$ 29,845	$ 28,903
Incentive Compensation	3,292	6,267
Share-Based Compensation and Cash for Stock Grants	787	6,288
Commission Expense	2,255	1,873
Retirement and Other Benefits	4,619	5,226
Payroll Taxes	3,500	3,414
Medical, Dental, and Life Insurance	2,664	2,499
Separation Expense	66	1,003
Total Salaries and Benefits	$ 47,028	$ 55,473

Salaries and benefits expense decreased in the first quarter of 2009 compared to the first quarter of 2008 primarily due to a $5.5 million decrease in share-based compensation and cash for stock grants as a result of a $4.6 million accrual recorded in the first quarter of 2008 related to a change in our practice of equity compensation for senior management.  Also contributing to the decrease was a $3.0 million decline in incentive compensation expense, reflecting lower levels of profitability.

Other noninterest expense increased by $3.1 million or 15% in the first quarter of 2009 compared to the first quarter of 2008.  The increase in other noninterest expense was primarily due to:

•      $5.6 million reversal recorded in the first quarter of 2008 of contingency accruals related to Visa legal matters;

•      $1.6 million increase in our Federal Deposit Insurance Corporation (“FDIC”) insurance expense;

			Provision for Income Taxes and Effective Tax Rates (Unaudited)		Table 6
				Three Months Ended
				March 31,
			(dollars in thousands)	2009	2008
			Provision for Income Taxes	$ 18,567	$ 23,231
			Effective Tax Rates	34.00%	28.88%

The lower effective tax rate for the first quarter of 2008 was primarily due to the lessee in an aircraft leveraged lease exercising its early buyout option in March 2008.  The total income tax benefit from this transaction was approximately $6.0 million.  The sale of our equity interest in two watercraft leveraged leases in the first quarter of 2009 did not have a similar impact on the provision for income taxes.

Analysis of Statements of Condition

Investment Securities

Table 7 presents the amortized cost and estimated fair value of our investment securities available-for-sale and held-to-maturity as of March 31, 2009, December 31, 2008, and March 31, 2008.

Investment Securities (Unaudited)		Table 7
	Amortized	Fair
(dollars in thousands)	Cost	Value
March 31, 2009
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$563,704	$565,131
Debt Securities Issued by States and Political Subdivisions	50,482	51,610
Debt Securities Issued by U.S. Government-Sponsored Enterprises	148,432	148,714
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	2,003,867	2,063,972
Non-Agencies	279,093	252,079
Total Mortgage-Backed Securities	2,282,960	2,316,051
Other Debt Securities	25,088	25,102
Total	$3,070,666	$3,106,608
Held-to-Maturity:
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	$228,177	$233,633
Total	$228,177	$233,633

December 31, 2008
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$551	$577
Debt Securities Issued by States and Political Subdivisions	47,033	48,000
Debt Securities Issued by U.S. Government-Sponsored Enterprises	235,280	236,011
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,941,569	1,978,306
Non-Agencies	301,453	256,313
Total Mortgage-Backed Securities	2,243,022	2,234,619
Other Debt Securities	34	32
Total	$2,525,920	$2,519,239
Held-to-Maturity:
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	$239,635	$242,175
Total	$239,635	$242,175

March 31, 2008
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,946	$1,998
Debt Securities Issued by States and Political Subdivisions	48,840	49,586
Debt Securities Issued by U.S. Government-Sponsored Enterprises	350,658	352,490
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,809,715	1,837,191
Non-Agencies	342,457	326,245
Total Mortgage-Backed Securities	2,152,172	2,163,436
Other Debt Securities	104,284	104,776
Total	$2,657,900	$2,672,286
Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$6	$6
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	277,250	277,530
Total	$277,256	$277,536

The carrying value of our investment securities, excluding trading securities, was $3.3 billion as of March 31, 2009, $2.8 billion as of December 31, 2008, and $2.9 billion as of March 31, 2008.  Investment securities with a carrying value of $2.3 billion as of March 31, 2009, $2.0 billion as of December 31, 2008, and $1.9 billion as of March 31, 2008 were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

Investment securities pledged where the secured party has the right to sell or repledge the investment securities were $837.1 million as of March 31, 2009, $825.8 million as of December 31, 2008, and $766.1 million as of March 31, 2008.

We sold our investment securities trading portfolio during the first quarter of 2009.  The change in the fair value of the trading portfolio had been expected to offset changes in valuation assumptions related to our mortgage servicing rights accounted for under the fair value measurement method.

Table 8 presents the par value, amortized cost, and fair value of our debt and mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as of March 31, 2009.

Investment Securities Issued by the Federal National Mortgage Association
and the Federal Home Loan Mortgage Association (Unaudited)			Table 8
(dollars in thousands)	Par Value	Amortized Cost	Fair Value
March 31, 2009
Debt Securities Issued by U.S. Government-Sponsored Enterprises
Federal National Mortgage Association	$145,057	$145,031	$145,302
Federal Home Loan Mortgage Corporation	500	499	540
Subtotal	145,557	145,530	145,842
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises
Federal National Mortgage Association	812,190	813,794	840,208
Federal Home Loan Mortgage Corporation	758,151	758,447	781,871
Subtotal	1,570,341	1,572,241	1,622,079
Total	$1,715,898	$1,717,771	$1,767,921

As of March 31, 2009, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.

As of March 31, 2009, all of our mortgage-backed securities issued by private issuers (“non-agencies”) were prime jumbo, with an average original loan-to-value ratio of 59%.   As of March 31, 2009, 97% of the fair value of our mortgage-backed securities issued by non-agencies were AAA-rated and were originated prior to 2006.  Loans past due 90 days or more, underlying the mortgage-backed securities issued by non-agencies, represented approximately 133 basis points of the par value outstanding or approximately $3.7 million as of March 31, 2009.  As of March 31, 2009, there were no “sub-prime” or “Alt-A” securities in our mortgage-backed securities portfolio.

Table 9 presents our temporarily impaired investment securities as of March 31, 2009, December 31, 2008, and March 31, 2008.

Temporarily Impaired Investment Securities (Unaudited)						Table 9
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2009
Debt Securities Issued by the U.S. Treasury and Government Agencies	$226,230	$(450)	$—	$—	$226,230	$(450)
Debt Securities Issued by States and Political Subdivisions	907	(13)	314	(20)	1,221	(33)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	273	(4)	1,847	(47)	2,120	(51)
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	30,254	(38)	—	—	30,254	(38)
Non-Agencies	5,360	(1,873)	235,859	(25,195)	241,219	(27,068)
Total Mortgage-Backed Securities	35,614	(1,911)	235,859	(25,195)	271,473	(27,106)
Other Debt Securities	—	—	34	(1)	34	(1)
Total Temporarily Impaired Investment Securities March 31, 2009	$263,024	$(2,378)	$238,054	$(25,263)	$501,078	$(27,641)
December 31, 2008	$366,137	$(18,268)	$182,774	$(29,105)	$548,911	$(47,373)
March 31, 2008	$414,845	$(6,098)	$288,381	$(13,005)	$703,226	$(19,103)

Our temporarily impaired investment securities and related gross unrealized losses as of March 31, 2009 decreased from December 31, 2008 primarily due to maturities and pay-downs on investment securities as well as lower interest rates on mortgage-based products.  Our temporarily impaired investment securities as of March 31, 2009 decreased from March 31, 2008 primarily due to a recovery of our gross unrealized losses related to a significant number of our mortgage-backed securities issued by U.S. government-sponsored enterprises.  Gross unrealized losses related to our temporarily impaired investment securities as of March 31, 2009 increased from March 31, 2008 primarily due to higher gross unrealized losses on our mortgage-backed securities issued by non-agencies as a result of illiquidity.

We do not believe that the investment securities that were in an unrealized loss position as of March 31, 2009, which was comprised of 47 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  We have both the intent and ability to hold the investment securities for a period of time necessary to recover the amortized cost.

Loans and Leases

Table 10 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances (Unaudited)					Table 10
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2009	2008	2008	2008	2008
Commercial
Commercial and Industrial	$1,000,640	$1,053,781	$1,077,314	$1,052,319	$1,079,772
Commercial Mortgage	726,193	740,779	708,961	680,784	650,638
Construction	153,754	153,952	153,364	168,678	190,521
Lease Financing	454,822	468,140	467,279	471,443	465,945
Total Commercial	2,335,409	2,416,652	2,406,918	2,373,224	2,386,876
Consumer
Residential Mortgage	2,402,061	2,461,824	2,478,925	2,485,558	2,506,594
Home Equity	1,016,381	1,033,221	1,004,437	989,683	990,759
Automobile	343,642	369,789	395,015	413,338	430,920
Other [1]	241,233	248,747	254,163	256,325	264,188
Total Consumer	4,003,317	4,113,581	4,132,540	4,144,904	4,192,461
Total Loans and Leases	$6,338,726	$6,530,233	$6,539,458	$6,518,128	$6,579,337

1 Comprised of other revolving credit, installment, and lease financing.

Loans and leases represent our largest category of interest earning assets and the largest source of interest income.  Total loans and leases as of March 31, 2009 decreased by $191.5 million or 3% from December 31, 2008 and decreased by $240.6 million or 4% from March 31, 2008.

Commercial loans and leases as of March 31, 2009 decreased by $81.2 million or 3% from December 31, 2008.  The decrease across all of our commercial lending portfolios was a result of our continued disciplined underwriting approach and a slowing economy in Hawaii.  While we continue to lend to credit worthy customers, we remain cautious in our lending approach in the current economic environment.  Consumer loans and leases as of March 31, 2009 decreased by $110.3 million or 3% from December 31, 2008.   We experienced a high level of refinancing activity in the first quarter of 2009 as a result of lower interest rates on mortgage-based products.  Balances in other consumer loan categories have decreased as a result of our sound underwriting approach and the slowing economy in Hawaii.

Commercial loans and leases as of March 31, 2009 decreased by $51.5 million or 2% from March 31, 2008.  We have experienced run-off in our commercial and industrial portfolio as the economy has slowed in Hawaii.  Our strategy over the past year has been to reduce our construction lending exposure and to grow our commercial secured mortgage portfolio.

Consumer loans and leases as of March 31, 2009 decreased by $189.1 million or 5% from March 31, 2008.  The decrease in consumer loans and leases from March 31, 2008 was in all categories except home equity loans.  As noted above, we experienced high levels of refinancing activity in 2008 and into 2009 as interest rates on mortgage-based products have steadily decreased over the past year.  The increase in home equity loans was primarily due to customer utilization of existing home equity lines.  Our automobile portfolio has decreased as a result of decreased consumer demand for new automobiles as well as our continued disciplined underwriting approach to these loans.

Table 11 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio (Unaudited)					Table 11
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2009	2008	2008	2008	2008
Commercial
Hawaii
Commercial and Industrial	$660,038	$705,658	$695,570	$710,528	$721,841
Commercial Mortgage	640,224	646,280	628,732	599,385	566,936
Construction	146,258	145,208	142,719	157,642	178,958
Lease Financing	50,311	50,622	50,294	51,854	45,365
U.S. Mainland [1]
Commercial and Industrial	234,467	229,924	244,498	207,369	212,718
Commercial Mortgage	14,210	14,405	4,695	4,808	4,953
Construction	6,220	6,438	8,655	9,045	10,278
Lease Financing	372,008	385,181	387,160	389,013	391,302
Guam
Commercial and Industrial	73,595	77,507	78,700	71,340	75,771
Commercial Mortgage	70,056	78,291	73,240	74,226	76,220
Construction	1,276	2,306	1,990	1,991	1,285
Lease Financing	14,479	13,181	10,962	11,329	10,134
Other Pacific Islands
Commercial and Industrial	9,343	12,177	14,660	15,942	16,693
Commercial Mortgage	1,609	1,703	2,188	2,365	2,529
Foreign [2]
Commercial and Industrial	23,197	28,515	43,886	47,140	52,749
Commercial Mortgage	94	100	106	—	—
Lease Financing	18,024	19,156	18,863	19,247	19,144
Total Commercial	2,335,409	2,416,652	2,406,918	2,373,224	2,386,876
Consumer
Hawaii
Residential Mortgage	2,189,237	2,242,637	2,255,970	2,257,489	2,272,345
Home Equity	967,570	982,379	953,078	936,142	934,780
Automobile	239,960	256,131	271,568	282,843	294,410
Other [3]	181,102	185,479	189,417	189,087	193,915
U.S. Mainland [1]
Home Equity	25,876	28,034	29,473	31,881	35,445
Automobile	41,785	45,559	48,631	49,792	48,667
Guam
Residential Mortgage	204,902	210,987	214,748	219,857	225,606
Home Equity	19,726	19,546	18,625	18,313	17,045
Automobile	56,665	61,907	67,600	72,428	78,403
Other [3]	29,518	30,992	31,961	33,078	34,679
Other Pacific Islands
Residential Mortgage	7,922	8,200	8,207	8,212	8,643
Home Equity	3,209	3,262	3,261	3,347	3,489
Automobile	5,232	6,192	7,216	8,275	9,440
Other [3]	30,609	32,271	32,780	34,157	35,588
Foreign [2]
Other [3]	4	5	5	3	6
Total Consumer	4,003,317	4,113,581	4,132,540	4,144,904	4,192,461
Total Loans and Leases	$6,338,726	$6,530,233	$6,539,458	$6,518,128	$6,579,337

[1]

For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

[2]	Loans and leases classified as Foreign represents those which are recorded in the Company’s international business units.
[3]	Comprised of other revolving credit, installment, and lease financing.

Our commercial and consumer lending activities are concentrated primarily in Hawaii and the Pacific Islands.  Our commercial loan and lease portfolio to borrowers based on the U.S. Mainland includes participation in shared national credits and leveraged lease financing.  Our consumer loan and lease portfolio includes limited lending activities on the U.S. Mainland.

Other Assets Table 12 presents the major components of other assets as of March 31, 2009, December 31, 2008, and March 31, 2008.

Other Assets (Unaudited)			Table 12
	March 31,	December 31,	March 31,
(dollars in thousands)	2009	2008	2008
Bank-Owned Life Insurance	$197,863	$196,043	$190,852
Federal and State Tax Deposits	82,500	82,500	61,000
Federal Home Loan Bank and Federal Reserve Bank Stock	79,705	79,705	79,494
Derivative Financial Instruments	34,565	38,870	13,693
Low-Income Housing and Other Equity Investment	29,490	30,920	36,133
Accounts Receivable	16,530	17,607	25,265
Other	33,121	28,922	37,249
Total Other Assets	$473,774	$474,567	$443,686

Total other assets as of March 31, 2009 remained relatively unchanged from December 31, 2008.  Total other assets as of March 31, 2009 increased by $30.1 million or 7% from March 31, 2008.  The increase in total other assets was primarily due to a $21.5 million increase in federal and state tax deposits.  As of March 31, 2009, we had a total of $82.5 million in tax deposits placed with the Internal Revenue Service and the State of Hawaii Department of Taxation.  These deposits with the respective taxing authorities limit the potential accrual of additional interest based on our current estimate of our tax liabilities.  Also contributing to the increase in total other assets was a $20.3 million increase in the estimated fair value of our customer-related interest rate swap accounts, which have off-setting amounts recorded in other liabilities.  This was partially offset by an $8.7 million decrease in accounts receivable, arising in the normal course of business, and a $6.6 million decrease in low-income housing and other equity investments as a result of amortization of these investments recorded over this period.

As of March 31, 2009, the carrying value of our Federal Home Loan Bank of Seattle (“FHLB”) stock was $61.3 million.  On March 30, 2009, the FHLB filed its 2008 Form 10-K with the SEC, which included its audited financial statements for the year ended December 31, 2008.  The FHLB reported a net loss of $199.4 million for the year ended December 31, 2008 and reported an accumulated deficit of $78.9 million as of December 31, 2008.  The FHLB noted that its net loss was primarily due to a $304.2 million other-than-temporary impairment charge that was taken related to certain of its private-label mortgage-backed securities as a result of illiquid markets.  The FHLB also noted that it has both the intent and the ability to hold these securities until their maturity, and based on analysis of anticipated cash flows for these securities, estimated principal losses on these securities were approximately $11.9 million as of December 31, 2008.  The FHLB has continued to meet its debt obligations and has the capacity to issue additional debt if necessary to raise cash.  Additionally, if needed, the FHLB has the ability to secure funding available to government-sponsored enterprises through the U.S. Treasury.  Management expects the Company to remain a member institution of the FHLB and believes that there is no impairment related to the carrying amount of the Company’s FHLB stock as of March 31, 2009.  See Note 1 to the Consolidated Financial Statements (Unaudited) for information on our accounting and impairment policy.

Deposits

Table 13 presents the composition of our deposits by major customer categories.

Deposits (Unaudited)					Table 13
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2009	2008	2008	2008	2008
Consumer	$4,702,494	$4,593,248	$4,460,965	$4,463,632	$4,605,743
Commercial	3,645,842	3,221,668	2,835,699	3,013,234	3,174,676
Public and Other	864,455	477,182	361,820	427,124	322,436
Total Deposits	$9,212,791	$8,292,098	$7,658,484	$7,903,990	$8,102,855

The increase in our deposit balances in March 31, 2009 from December 31, 2008 was primarily due to a $423.4 million increase in our business money market savings product and a $192.8 million increase in our Bonus Rate Savings Plus product.  This was partially offset by a $167.4 million decrease in time deposit balances as some customers moved their deposits to more liquid accounts, in light of current economic conditions.

The increase in our deposit balances in March 31, 2009 from March 31, 2008 was primarily due to a $482.6 million increase in our business money market savings product and a $489.9 million increase in our Bonus Rate Savings Plus product.  This was partially offset by a $313.6 million decrease in time deposit balances as some customers moved their deposits to more liquid accounts as noted above.

Table 14 presents the composition of our savings deposits.

Savings Deposits (Unaudited)					Table 14
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2009	2008	2008	2008	2008
Money Market	$1,607,375	$1,173,132	$965,149	$1,045,790	$1,048,154
Regular Savings	2,298,334	1,931,731	1,815,648	1,770,432	1,750,481
Total Savings Deposits	$3,905,709	$3,104,863	$2,780,797	$2,816,222	$2,798,635

Table 15 presents our quarterly average balance of time deposits of $100,000 or more.

Average Time Deposits of $100,000 or More (Unaudited)					Table 15
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2009	2008	2008	2008	2008
Average Time Deposits	$851,668	$891,922	$934,845	$948,729	$1,009,007

Borrowings and Long-Term Debt

Borrowings consisted of funds purchased and short-term borrowings, including commercial paper.  Borrowings were $19.7 million as of March 31, 2009, a $1.0 million or 5% decrease from December 31, 2008, and a $13.9 million or 41% decrease from March 31, 2008.  We manage the level of our borrowings to ensure that we have adequate sources of liquidity.  Due to our high level of deposits and our increased capital levels, we reduced the level of borrowings as a source of funds.

Long-term debt was $59.0 million as of March 31, 2009, a $144.3 million or 71% decrease from December 31, 2008, and a $180.4 million or 75% decrease from March 31, 2008.  The decrease in long-term debt from December 31, 2008 was primarily due to our repayment of $119.0 million in subordinated notes and our repayment of $25.0 million in privately placed notes in the first quarter of 2009.  Additionally contributing to the decrease from March 31, 2008 was the redemption of our $26.4 million in Bancorp Hawaii Capital Trust I Capital Securities and $6.0 million in subordinated notes in the second quarter of 2008.

Securities Sold Under Agreements to Repurchase

Table 16 presents the composition of our securities sold under agreements to repurchase as of March 31, 2009, December 31, 2008, and March 31, 2008.

Securities Sold Under Agreements to Repurchase (Unaudited)			Table 16
	March 31,	December 31,	March 31,
(dollars in thousands)	2009	2008	2008
Government Entities	$169,283	$353,835	$581,962
Private Institutions	675,000	675,000	650,000
Total Securities Sold Under Agreements to Repurchase	$844,283	$1,028,835	$1,231,962

As of March 31, 2009, the decrease in securities sold under agreements to repurchase from 2008 was primarily due to the maturity of placements with public institutions that were not replaced.  As of March 31, 2009, the weighted average maturity was 82 days for our securities sold under agreements to repurchase with government entities and 8.04 years for securities sold under agreements to repurchase with private institutions, subject to the private institutions’ right to terminate agreements at earlier specified dates which could decrease the weighted average maturity to 332 days.  As of March 31, 2009, $175.0 million of our securities sold under agreements to repurchase placed with private institutions were indexed to the London Inter Bank Offered Rate (“LIBOR”) with the remaining $500.0 million at fixed interest rates.  If the agreements with private institutions are not terminated by the specified dates, the interest rates on the agreements become fixed, at rates ranging from 2.98% to 5.00%, for the remaining term of the respective agreements.  As of March 31, 2009, the weighted average interest rate for outstanding agreements with private institutions was 3.42%.

Shareholders’ Equity

As of March 31, 2009, shareholders’ equity was $833.9 million, an increase of $43.2 million or 5% from December 31, 2008 and an increase of $67.2 million or 9% from March 31, 2008.  The increase in shareholders’ equity from December 31, 2008 was primarily due to current period earnings of $36.0 million and gains on our investments securities available-for-sale, net of tax, of $27.2 million.  This was partially offset by cash dividends paid of $21.5 million.  Further discussion on our capital structure is included in the “Corporate Risk Profile – Capital Management” section of MD&A.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, Investment Services, and Treasury.  Our management accounting process measures the performance of the business segments based on the management structure of the Company.  This process uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the Provision, and capital.  This process is dynamic and requires certain allocations based on judgment and other subjective factors.  Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to U.S. generally accepted accounting principles (“GAAP”).  We use this management accounting process to assess business segment performance and to allocate resources.

The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to our overall asset and liability management activities on a proportionate basis.  The basis for the allocation of net interest income is a function of our assumptions that are subject to change based on changes in current interest rates and market conditions.  Funds transfer pricing also serves to transfer interest rate risk to Treasury.  However, the other business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions within guidelines.  See Note 3 to the Consolidated Financial Statements (Unaudited) for selected financial information as of and for the three months ended March 31, 2009 and 2008.

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, and installment loans.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also provides merchant services to its small business customers.  Products and services from Retail Banking are delivered to customers through 73 Hawaii branch locations, 463 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.  This segment also offers retail property, casualty, and life insurance products.

Net income decreased by $5.7 million or 26% in the first quarter of 2009 compared to the first quarter of 2008 primarily due to a decrease in net interest income, an increase in the Provision, and an increase in noninterest expense.  This was partially offset by an increase in noninterest income.   The $4.3 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances.  The $6.6 million increase in the Provision was primarily due to higher net charge-offs of loans in the segment’s consumer portfolios.  The $1.5 million increase in noninterest expense was primarily due to higher FDIC insurance assessments.  The $3.4 million increase in noninterest income was primarily due to higher mortgage banking income, as we experienced higher refinancing activity.

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

Net income decreased by $3.8 million or 18% in the first quarter of 2009 compared to the first quarter of 2008 primarily due to a decrease in net interest income, an increase in the Provision, and a decrease in noninterest income.  The $1.9 million decrease in net interest income was primarily due to lower average balances in our consumer automobile loan portfolio and lower spreads in our commercial loan portfolio.  The $2.6 million increase in the Provision was primarily due to higher net charge-offs of loans and leases in the segment.  The $1.8 million decrease in noninterest income was primarily due to the pre-tax gain on the sale of our equity interest in an aircraft lease in the first quarter of 2008.

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

Net income decreased by $2.6 million or 80% in the first quarter of 2009 compared to the first quarter of 2008 primarily due to a decrease in noninterest income and an increase in the Provision.  The $3.8 million decrease in noninterest income was primarily due to lower fee income as a result of lower asset values under trust administration.  The $0.8 million increase in the Provision was primarily due to higher net charge-offs of loans in this segment.

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

Net income decreased by $9.0 million or 83% in the first quarter of 2009 compared to the first quarter of 2008 primarily due to lower noninterest income, partially offset by lower noninterest expense.  The $13.5 million decrease in noninterest income was primarily due to a $13.7 million gain from the mandatory redemption of our Visa shares in the first quarter of 2008.  The $6.6 million decrease in noninterest expense was primarily due to various accruals recorded in the first quarter of 2008 (cash awards to purchase our stock, earnings-based incentive compensation, legal contingencies, and contributions to the Bank of Hawaii Charitable Foundation and other charitable organizations.)  This was partially offset by a $5.6 million reversal in the first quarter of 2008 of the previously recorded Visa contingency accruals.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury provide a wide-range of support to our other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

Our overall credit risk position is reflective of the weakening economic activity during the first quarter of 2009, with increasing levels of non-performing assets compared to December 31, 2008.  The signs of slowing in the Hawaii economy became more prominent with the continued decline in visitor arrivals.  Trends in the construction and real estate industries are also slowing.  Unemployment levels are trending upward.  The slowing economy in Hawaii is resulting in higher delinquencies and loss rates in our loan and lease portfolio, with the primary impact in our commercial and industrial, commercial mortgage, and consumer portfolios.  We also have elevated risk in our air and other transportation exposures due to a weaker economy in Hawaii and the U.S. Mainland.

Table 17 summarizes our air transportation credit exposure.  As of March 31, 2009, included in our commercial lending portfolio are nine leveraged leases on aircraft that were originated in the 1990’s and prior.  Outstanding credit exposure related to these leveraged leases was $67.8 million as of March 31, 2009.  Relative to our total loan and lease portfolio, domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, and marginal pricing power.  We believe that volatile fuel costs, coupled with a slowing U.S. Mainland economy, will place additional pressure on the financial health of air transportation carriers for the foreseeable future.  In the evaluation of the Reserve for Credit Losses (the “Reserve”), we continue to consider the ongoing financial concerns about the air transportation industry.

Air Transportation Credit Exposure [1] (Unaudited)					Table 17
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2009	2008	2008	2008	2008
Passenger Carriers Based In the United States	$56,876	$60,189	$60,260	$60,603	$61,190
Passenger Carriers Based Outside the United States	5,433	5,672	5,809	7,161	7,258
Cargo Carriers	13,994	13,831	13,689	13,568	13,472
Total Air Transportation Credit Exposure	$76,303	$79,692	$79,758	$81,332	$81,920

1 Exposure includes loans, leveraged leases, and operating leases.

Non-Performing Assets

Table 18 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More (Unaudited)					Table 18
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2009	2008	2008	2008	2008
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$21,839	$3,869	$574	$1,119	$794
Construction	5,001	5,001	—	—	—
Lease Financing	910	133	149	329	504
Total Commercial	27,750	9,003	723	1,448	1,298
Consumer
Residential Mortgage	9,230	3,904	3,749	3,784	3,235
Home Equity	1,620	1,614	1,162	1,189	1,187
Other [1]	1,383	—	—	30	31
Total Consumer	12,233	5,518	4,911	5,003	4,453
Total Non-Accrual Loans and Leases	39,983	14,521	5,634	6,451	5,751
Foreclosed Real Estate	346	428	293	229	294
Total Non-Performing Assets	$40,329	$14,949	$5,927	$6,680	$6,045

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$6,785	$—	$—	$24
Lease Financing	257	268	—	—	—
Total Commercial	257	7,053	—	—	24
Consumer
Residential Mortgage	4,794	4,192	3,455	2,601	3,892
Home Equity	1,720	1,077	296	201	328
Automobile	776	743	758	625	865
Other [1]	1,100	1,134	926	756	725
Total Consumer	8,390	7,146	5,435	4,183	5,810
Total Accruing Loans and Leases Past Due 90 Days or More	$8,647	$14,199	$5,435	$4,183	$5,834

Total Loans and Leases	$6,338,726	$6,530,233	$6,539,458	$6,518,128	$6,579,337

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.63%	0.22%	0.09%	0.10%	0.09%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.64%	0.23%	0.09%	0.10%	0.09%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases	1.19%	0.37%	0.03%	0.06%	0.05%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Foreclosed Real Estate	0.31%	0.14%	0.13%	0.13%	0.11%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases	0.77%	0.45%	0.17%	0.17%	0.18%

Quarter-to-Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$14,949	$5,927	$6,680	$6,045	$5,286
Additions	29,164	15,464	1,355	2,900	2,614
Reductions
Payments	(874)	(2,440)	(955)	(630)	(386)
Return to Accrual Status	(768)	(1,468)	(756)	(943)	(944)
Sales of Foreclosed Real Estate	(82)	—	—	—	—
Charge-offs/Write-downs	(2,060)	(2,534)	(397)	(692)	(525)
Total Reductions	(3,784)	(6,442)	(2,108)	(2,265)	(1,855)
Balance at End of Quarter	$40,329	$14,949	$5,927	$6,680	$6,045

1 Comprised of other revolving credit, installment, and lease financing.

NPAs are comprised of non-accrual loans and leases and foreclosed real estate. The $25.4 million increase in NPAs from December 31, 2008 was primarily due to additions to non-accrual status of $18.0 million in commercial and industrial loans, $5.3 million in residential mortgage loans, and $1.4 million in other consumer loans. The increase in commercial and industrial NPAs from December 31, 2008 was primarily due to the inclusion of one U.S. Mainland-based borrower with a significant presence in Hawaii which has been negatively impacted by the lack of liquidity in the financial markets. The increase in residential mortgage loans NPAs from December 31, 2008 was due to a large single borrower and four land loans.

Credit quality in our mortgage-related consumer lending portfolios performed within expectations during the first quarter of 2009.  Residential mortgage and home equity lending comprise the largest components of our consumer lending portfolio.  As of March 31, 2009, the weighted average credit score for our residential mortgage loan portfolio was 755, with 96% of this portfolio having a loan-to-value ratio of 80% or less.  As of March 31, 2009, the weighted average credit score for our home equity loan portfolio was 744, with the majority of the portfolio having a loan-to-value ratio of 80% or less.

Included in NPAs are loans that we consider impaired.  Impaired loans are defined as those which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms have been modified in a troubled debt restructuring.   Impaired loans were $26.4 million as of March 31, 2009, $8.3 million as of December 31, 2008, and less than $0.1 million as of March 31, 2008.  Impaired loans had a related Allowance of $4.6 million as of March 31, 2009 and less than $0.1 million as of December 31, 2008.  Impaired loans had no related Allowance as of March 31, 2008.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

The changes in loans and leases past due 90 days or more and still accruing interest from December 31, 2008 and March 31, 2008 reflect  normal delinquency and resolution activity consistent with the slowing economy in Hawaii.

Reserve for Credit Losses

Table 19 presents the activity in our reserve for credit losses.

Reserve for Credit Losses (Unaudited)			Table 19
	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2009	2008	2008
Balance at Beginning of Period	$128,667	$120,667	$96,167
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(6,464)	(3,490)	(1,389)
Construction	—	(1,932)	—
Lease Financing	(20)	—	(134)
Consumer
Residential Mortgage	(827)	(192)	—
Home Equity	(2,316)	(732)	(806)
Automobile	(2,982)	(3,277)	(2,915)
Other [1]	(3,577)	(2,363)	(2,803)
Total Loans and Leases Charged-Off	(16,186)	(11,986)	(8,047)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	542	227	986
Lease Financing	2	3	3
Consumer
Residential Mortgage	145	13	78
Home Equity	96	25	21
Automobile	727	622	796
Other [1]	705	538	736
Total Recoveries on Loans and Leases Previously Charged-Off	2,217	1,428	2,620
Net Loans and Leases Charged-Off	(13,969)	(10,558)	(5,427)
Provision for Credit Losses	24,887	18,558	14,427
Provision for Unfunded Commitments	250	—	—
Balance at End of Period [2]	$139,835	$128,667	$105,167

Components
Allowance for Loan and Lease Losses	$134,416	$123,498	$99,998
Reserve for Unfunded Commitments	5,419	5,169	5,169
Total Reserve for Credit Losses	$139,835	$128,667	$105,167

Average Loans and Leases Outstanding	$6,446,513	$6,537,134	$6,587,918

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.88%	0.64%	0.33%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	2.12%	1.89%	1.52%

[1]	Comprised of other revolving credit, installment, and lease financing.
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

The level of the Allowance is adjusted by recording an expense or recovery through the Provision.  The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense.  The Provision exceeded net charge-offs of loans and leases for the first quarter of 2009 by $10.9.  As of March 31, 2009, the Allowance was $134.4 million or 2.12% of total loans and leases outstanding.  This represents an increase of 23 basis points from December 31, 2008 and an increase of 60 basis points from March 31, 2008.  The increase in the Allowance during the first quarter of 2009 was due to increased risk in our commercial and industrial, commercial mortgage, and other consumer loan portfolios due to the overall weakness in the Hawaii and the U.S. Mainland economies.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of March 31, 2009, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

We increased the Unfunded Reserve by $0.3 million in the first quarter of 2009.  The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

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

In managing interest rate risk, we, through the Asset/Liability Management Committee (“ALCO”), measure short and long-term sensitivities to changes in interest rates.  The ALCO utilizes several techniques to manage interest rate risk, which include:

•                  adjusting balance sheet mix or altering the interest rate characteristics of assets and liabilities;

•                  changing product pricing strategies;

•                  modifying characteristics of the investment securities portfolio; or

•                  using derivative financial instruments.

The use of derivative financial instruments has generally been limited.  This is due to natural on-balance sheet hedges arising out of offsetting interest rate exposures from loans, investment securities with deposits, and other interest-bearing liabilities.  In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by ALCO.  Natural and offsetting hedges reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures.  Expected movements in interest rates are also considered in managing interest rate risk.  Thus, as interest rates change, we may use different techniques to manage interest rate risk.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 20 presents, as of March 31, 2009 and 2008, an estimate of the change in net interest income during a quarterly time frame that would result from a gradual change in interest rates, moving in a parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on the net interest income simulation as of March 31, 2009, our Consolidated Statement of Condition is slightly asset sensitive to parallel changes in interest rates.  Net interest income sensitivity to changes in interest rates as of March 31, 2009 was more sensitive to changes in interest rates as compared to the sensitivity profiles as of March 31, 2008, particularly in higher interest rate scenarios.  Late in 2008, market conditions were very uncertain.  Economic conditions led consumers to a flight to safety.  Government intervention caused interest rates to fall to unprecedented levels and introduced significant market volatility.  In addition, credit spreads remained wide relative to historic levels.  These factors have contributed to greater interest rate risk to the Company as of March 31, 2009.

Net Interest Income Sensitivity Profile (Unaudited)				Table 20
	Change in Net Interest Income Per Quarter
(dollars in thousands)	March 31, 2009		March 31, 2008
Change in Interest Rates (basis points)
+200	$2,952	3.0%	$1,130	1.1%
+100	1,378	1.4	925	0.9
-100	(886)	(0.9)	(2,158)	(2.1)
-200	(1,673)	(1.7)	(3,596)	(3.5)

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated.  These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted for a period of time.  Conversely, if the yield curve should steepen further from its mostly “normal” profile, net interest income may increase.

We also use the Market Value of Portfolio Equity (“MVPE”) sensitivity analysis to estimate the net present value change in our net assets (i.e., assets, liabilities, and off-balance sheet instruments) from changes in interest rates.  The MVPE was approximately $1.6 billion as of March 31, 2009 and 2008.  Table 21 presents, as of March 31, 2009 and 2008, an estimate of the change in the MVPE that would occur from an instantaneous 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve.  The MVPE sensitivity increased as of March 31, 2009 compared to March 31, 2008 as a result of unusually low interest rates and extremely wide market spreads as of March 31, 2009.  A further significant parallel decline in interest rates effectively creates a 0% interest rate environment which greatly reduces the estimated value of both our loans and deposits.

Market Value of Equity Sensitivity Profile (Unaudited)				Table 21
	Change in Market Value of Equity
(dollars in thousands)	March 31, 2009		March 31, 2008
Change in Interest Rates (basis points)
+200	$143,892	8.8%	$(121,625)	(7.4)%
+100	106,447	6.5	(41,569)	(2.5)
-100	(164,815)	(10.1)	(53,937)	(3.3)
-200	(389,170)	(23.8)	(140,697)	(8.5)

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

We strengthened our liquidity position in the first quarter of 2009, with increased levels of deposits.  Total deposits were $9.2 billion as of March 31, 2009, a $920.7 million or 11% increase from December 31, 2008 and a $1.1 billion or 14% increase from March 31, 2008.  As a result, cash and cash equivalents were $1.2 billion as of March 31, 2009, an increase of $403.5 million from December 31, 2008 and an increase of $589.2 million from March 31, 2008.

In February 2009, we repaid $25.0 million in privately placed fixed rate notes.  In March 2009, we repaid $119.0 million of our subordinated notes.

During 2009, we expect to contribute $10.2 million to our pension plans and $1.2 million to our postretirement benefit plan.

Capital Management

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of March 31, 2009, the Company and the Bank were “well capitalized” under this regulatory framework.  There have been no conditions or events since March 31, 2009 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of March 31, 2009, our shareholders’ equity was $833.9 million, an increase of $43.2 million or 5% from December 31, 2008.

In response to a slowing economy and economic uncertainty, we began in the second half of 2008 to increase capital.  As of March 31, 2009, our Tier 1 capital ratio was 12.02%, our total capital ratio was 13.28%, our leverage ratio was 6.94%, and our ratio of tangible common equity to risk-weighted assets was 12.47%.

From the beginning of our share repurchase program in July 2001 through October 28, 2008, we repurchased a total of 45.6 million shares of common stock and returned $1.6 billion to our shareholders at an average cost of $35.44 per share.  We have not repurchased shares of our common stock since October 28, 2008, except for purchases from our employees in connection with income tax withholdings related to the vesting of restricted stock and shares purchased for our Rabbi Trust.  Remaining buyback authority under our share repurchase program was $85.4 million as of April 17, 2009.  Total share repurchase authority under our share repurchase program was $1.70 billion as of April 17, 2009.

In April 2009, our Board of Directors declared a quarterly cash dividend of $0.45 per share on our outstanding shares.  The dividend will be payable on June 12, 2009 to our shareholders of record at the close of business on May 29, 2009.

Table 22 presents our regulatory capital and ratios as of March 31, 2009, December 31, 2008, and March 31, 2008.

	Regulatory Capital and Ratios (Unaudited)			Table 22
		March 31,	December 31,	March 31,
	(dollars in thousands)	2009	2008	2008 [1]
	Regulatory Capital
	Shareholders’ Equity	$833,935	$790,704	$766,747
Add:	Capital Securities of Bancorp Hawaii Capital Trust I	—	—	26,425
Less:	Cumulative Change in Fair Value of Financial Liabilities
	Accounted for Under the Fair Value Option	(2,565)	(683)	(2,736)
	Goodwill	34,959	34,959	34,959
	Postretirement Benefit Liability Adjustments	6,969	7,079	8,522
	Unrealized Valuation and Other Adjustments	22,967	(4,276)	9,208
	Other Assets	2,353	2,106	2,715
	Tier 1 Capital	769,252	751,519	740,504
	Allowable Reserve for Credit Losses	80,758	84,163	88,352
	Unrealized Gains on Investment Securities Available-for-Sale	—	—	97
	Total Regulatory Capital	$850,010	$835,682	$828,953

	Risk-Weighted Assets	$6,401,527	$6,688,530	$7,051,323

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio	12.02%	11.24%	10.50%
	Total Capital Ratio	13.28	12.49	11.76
	Leverage Ratio	6.94	7.30	6.97

[1]	Tier 1 capital, total capital, and leverage ratios as of March 31, 2008 were revised from 10.54%, 11.79%, and 6.99%, respectively.

The revisions to our Regulatory Capital Ratios as of March 31, 2008 did not change our well capitalized position, as defined in the regulatory framework for prompt corrective action, as previously reported.

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

Contractual Obligations

Our contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Credit Commitments

Table 23 presents our credit commitments as of March 31, 2009.

Credit Commitments (Unaudited)					Table 23
	Less Than			After 5
(dollars in thousands)	One Year	1-3 Years	4-5 Years	Years	Total
Unfunded Commitments to Extend Credit	$588,407	$409,036	$75,642	$1,151,879	$2,224,964
Standby Letters of Credit	81,607	1,333	—	—	82,940
Commercial Letters of Credit	21,188	—	—	—	21,188
Total Credit Commitments	$691,202	$410,369	$75,642	$1,151,879	$2,329,092

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4.            Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A.         Risk Factors

There are no material changes from the risk factors set forth under Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of equity securities for the first quarter of 2009 were as follows:

Issuer Purchases of Equity Securities (Unaudited)
			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased [1]	Paid Per Share	or Programs	Plans or Programs [2]
January 1 - 31, 2009	6,862	$35.88	—	$85,356,214
February 1 - 28, 2009	8,763	35.97	—	85,356,214
March 1 - 31, 2009	5,446	30.72	—	85,356,214
Total	21,071	$34.58	—

[1]

The shares purchased in the first quarter of 2009 were from employees in connection with income tax withholdings related to the vesting of restricted stock and shares purchased for our Rabbi Trust. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

[2]

As of April 17, 2009, $85.4 million remained of the total $1.70 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Item 6.            Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2009	Bank of Hawaii Corporation

	By:	/s/ Allan R. Landon
Allan R. Landon
Chairman of the Board and
Chief Executive Officer

	By:	/s/ Kent T. Lucien
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