Form 10-Q
period 2009-06-30
BANK OF HAWAII CORP
filed 2009-07-27
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

or

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

As of July 22, 2009, there were 47,883,484 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2009	2008	2009	2008
Interest Income
Interest and Fees on Loans and Leases	$83,342	$97,959	$169,934	$202,372
Income on Investment Securities
Trading	—	1,209	594	2,369
Available-for-Sale	38,155	35,321	70,456	69,572
Held-to-Maturity	2,369	3,033	4,936	6,272
Deposits	5	204	15	399
Funds Sold	526	420	1,103	1,412
Other	276	489	552	915
Total Interest Income	124,673	138,635	247,590	283,311
Interest Expense
Deposits	14,481	20,238	31,506	47,703
Securities Sold Under Agreements to Repurchase	6,477	7,488	13,129	18,105
Funds Purchased	5	270	10	903
Short-Term Borrowings	—	12	—	46
Long-Term Debt	859	3,459	3,032	7,206
Total Interest Expense	21,822	31,467	47,677	73,963
Net Interest Income	102,851	107,168	199,913	209,348
Provision for Credit Losses	28,690	7,172	53,577	21,599
Net Interest Income After Provision for Credit Losses	74,161	99,996	146,336	187,749
Noninterest Income
Trust and Asset Management	11,881	15,460	23,513	30,546
Mortgage Banking	5,443	2,738	14,121	7,035
Service Charges on Deposit Accounts	12,910	12,411	26,296	24,494
Fees, Exchange, and Other Service Charges	15,410	16,103	30,386	31,494
Investment Securities Gains, Net	12	157	68	287
Insurance	4,744	5,590	10,385	12,720
Other	9,432	8,080	25,428	40,088
Total Noninterest Income	59,832	60,539	130,197	146,664
Noninterest Expense
Salaries and Benefits	44,180	45,984	91,208	101,457
Net Occupancy	10,008	11,343	20,336	21,786
Net Equipment	4,502	4,474	8,818	8,795
Professional Fees	4,005	2,588	6,554	5,201
FDIC Insurance	8,987	247	10,801	496
Other	17,902	19,226	39,800	39,559
Total Noninterest Expense	89,584	83,862	177,517	177,294
Income Before Provision for Income Taxes	44,409	76,673	99,016	157,119
Provision for Income Taxes	13,403	28,391	31,970	51,622
Net Income	$31,006	$48,282	$67,046	$105,497
Basic Earnings Per Share	$0.65	$1.01	$1.41	$2.20
Diluted Earnings Per Share	$0.65	$1.00	$1.40	$2.18
Dividends Declared Per Share	$0.45	$0.44	$0.90	$0.88
Basic Weighted Average Shares	47,682,604	47,733,278	47,624,521	47,849,945
Diluted Weighted Average Shares	47,948,531	48,300,049	47,876,509	48,423,619

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

	June 30,	December 31,	June 30,
(dollars in thousands)	2009	2008	2008
Assets
Interest-Bearing Deposits	$4,537	$5,094	$6,056
Funds Sold	656,000	405,789	—
Investment Securities
Trading	—	91,500	94,347
Available-for-Sale	4,292,911	2,519,239	2,646,506
Held-to-Maturity (Fair Value of $214,484; $242,175; and $255,905)	209,807	239,635	260,592
Loans Held for Sale	40,994	21,540	11,183
Loans and Leases	6,149,911	6,530,233	6,518,128
Allowance for Loan and Lease Losses	(137,416)	(123,498)	(102,498)
Net Loans and Leases	6,012,495	6,406,735	6,415,630
Total Earning Assets	11,216,744	9,689,532	9,434,314
Cash and Noninterest-Bearing Deposits	294,022	385,599	280,635
Premises and Equipment	112,681	116,120	117,323
Customers’ Acceptances	2,084	1,308	1,856
Accrued Interest Receivable	43,042	39,905	42,295
Foreclosed Real Estate	438	428	229
Mortgage Servicing Rights	24,731	21,057	30,272
Goodwill	34,959	34,959	34,959
Other Assets	465,994	474,567	429,266
Total Assets	$12,194,695	$10,763,475	$10,371,149

Liabilities
Deposits
Noninterest-Bearing Demand	$2,109,270	$1,754,724	$1,876,782
Interest-Bearing Demand	1,589,300	1,854,611	1,631,586
Savings	4,054,039	3,104,863	2,816,222
Time	1,267,052	1,577,900	1,579,400
Total Deposits	9,019,661	8,292,098	7,903,990
Funds Purchased	8,670	15,734	69,400
Short-Term Borrowings	10,000	4,900	10,180
Securities Sold Under Agreements to Repurchase	1,799,794	1,028,835	1,028,518
Long-Term Debt (includes $119,275 and $121,326 carried at fair value as of December 31, 2008 and June 30, 2008, respectively)	91,432	203,285	205,351
Banker’s Acceptances	2,084	1,308	1,856
Retirement Benefits Payable	54,286	54,776	29,478
Accrued Interest Payable	7,765	13,837	13,588
Taxes Payable and Deferred Taxes	226,936	229,699	250,125
Other Liabilities	128,182	128,299	91,105
Total Liabilities	11,348,810	9,972,771	9,603,591
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: June 30, 2009 - 57,028,940 / 47,881,083; December 31, 2008 - 57,019,887 / 47,753,371; and June 30, 2008 - 57,016,182 / 47,941,409)	569	568	568
Capital Surplus	491,784	492,515	489,335
Accumulated Other Comprehensive Loss	(1,870)	(28,888)	(15,813)
Retained Earnings	811,121	787,924	745,244
Treasury Stock, at Cost (Shares: June 30, 2009 - 9,147,857; December 31, 2008 - 9,266,516; and June 30, 2008 - 9,074,773)	(455,719)	(461,415)	(451,776)
Total Shareholders’ Equity	845,885	790,704	767,558
Total Liabilities and Shareholders’ Equity	$12,194,695	$10,763,475	$10,371,149

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accum.
				Other
				Compre-			Compre-
		Common	Capital	hensive	Retained	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	Loss	Earnings	Stock	Income
Balance as of December 31, 2008	$790,704	$568	$492,515	$(28,888)	$787,924	$(461,415)
Comprehensive Income:
Net Income	67,046	—	—	—	67,046	—	$67,046
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	26,302	—	—	26,302	—	—	26,302
Amortization of Net Loss Related to Pension and Postretirement Benefit Plans	716	—	—	716	—	—	716
Total Comprehensive Income							$94,064
Share-Based Compensation	944	—	944	—	—	—
Net Tax Benefits related to Share-Based Compensation	(430)	—	(430)	—	—	—
Common Stock Issued under Purchase and Equity Compensation Plans (152,582 shares)	4,517	1	(1,245)	—	(791)	6,552
Common Stock Repurchased (24,870 shares)	(856)	—	—	—	—	(856)
Cash Dividends Paid	(43,058)	—	—	—	(43,058)	—
Balance as of June 30, 2009	$845,885	$569	$491,784	$(1,870)	$811,121	$(455,719)

Balance as of December 31, 2007	$750,255	$567	$484,790	$(5,091)	$688,638	$(418,649)
Cumulative-Effect Adjustment of a Change in Accounting Principle, Net of Tax:
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”	(2,736)	—	—	—	(2,736)	—
Comprehensive Income:
Net Income	105,497	—	—	—	105,497	—	$105,497
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(10,820)	—	—	(10,820)	—	—	(10,820)
Amortization of Net Loss Related to Pension and Postretirement Benefit Plans	98	—	—	98	—	—	98
Total Comprehensive Income							$94,775
Share-Based Compensation	3,072	—	3,072	—	—	—
Net Tax Benefits related to Share-Based Compensation	1,304	—	1,304	—	—	—
Common Stock Issued under Purchase and Equity Compensation Plans (276,946 shares)	8,478	1	169	—	(3,812)	12,120
Common Stock Repurchased (923,330 shares)	(45,247)	—	—	—	—	(45,247)
Cash Dividends Paid	(42,343)	—	—	—	(42,343)	—
Balance as of June 30, 2008	$767,558	$568	$489,335	$(15,813)	$745,244	$(451,776)

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2009	2008
Operating Activities
Net Income	$67,046	$105,497
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	53,577	21,599
Depreciation and Amortization	6,794	7,047
Amortization of Deferred Loan and Lease Fees	(1,216)	(1,058)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	1,723	741
Share-Based Compensation	944	3,072
Benefit Plan Contributions	(1,453)	(1,078)
Deferred Income Taxes	(15,978)	(15,738)
Gain on Sale of Insurance Business	(852)	—
Net Gains on Investment Securities	(68)	(287)
Net Change in Trading Securities	91,500	(27,061)
Proceeds from Sales of Loans Held for Sale	670,158	261,820
Originations of Loans Held for Sale	(672,979)	(260,662)
Tax Benefits from Share-Based Compensation	(61)	(1,389)
Net Change in Other Assets and Other Liabilities	(5,862)	(16,383)
Net Cash Provided by Operating Activities	193,273	76,120

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	752,929	494,209
Proceeds from Sales	24,258	195,000
Purchases	(2,511,199)	(789,666)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	29,609	31,765
Proceeds from Sale of Insurance Business	1,879	—
Net Change in Loans and Leases	357,432	53,692
Premises and Equipment, Net	(3,355)	(7,193)
Net Cash Used in Investing Activities	(1,348,447)	(22,193)

Financing Activities
Net Change in Deposits	727,563	(38,382)
Net Change in Short-Term Borrowings	768,995	(7,069)
Repayments of Long-Term Debt	(143,971)	(32,425)
Tax Benefits from Share-Based Compensation	61	1,389
Proceeds from Issuance of Common Stock	4,517	8,569
Repurchase of Common Stock	(856)	(45,247)
Cash Dividends Paid	(43,058)	(42,343)
Net Cash Provided by (Used In) Financing Activities	1,313,251	(155,508)

Net Change in Cash and Cash Equivalents	158,077	(101,581)
Cash and Cash Equivalents at Beginning of Period	796,482	388,272
Cash and Cash Equivalents at End of Period	$954,559	$286,691

Supplemental Information
Cash Paid for:
Interest	$53,749	$80,852
Income Taxes	45,565	63,604
Non-Cash Investing and Financing Activities:
Transfers from Loans and Leases to Foreclosed Real Estate	92	110
Transfers from Loans and Leases to Loans Held for Sale	16,634	—

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Investment Securities

Realized gains and losses on investment securities are recorded in noninterest income using the specific identification method.

Non-Marketable Equity Securities

The Company is required to hold non-marketable equity securities, comprised of Federal Home Loan Bank of Seattle (“FHLB”) and Federal Reserve Bank stock, as a condition of membership.  These securities are accounted for at cost which equals par or redemption value.  Ownership is restricted and there is no market for these securities.  These securities are redeemable at par by the issuing government supported institutions.  These securities, recorded as a component of other assets, are periodically evaluated for impairment, considering the ultimate recoverability of the par value.  The primary factor supporting the carrying value is the ability of the issuer to redeem the securities at par value.

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

On April 1, 2009, the Company adopted the provisions of FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly and in identifying circumstances that indicate a transaction is not orderly.  In such instances, management may determine that further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157.  The provisions of FSP FAS 157-4 were applied prospectively and did not result in significant changes to the Company’s valuation techniques.  Furthermore, the adoption of FSP FAS 157-4 is not expected to have a material impact on the Company’s statements of income and condition.

On April 1, 2009, the Company adopted the provisions of FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  As FSP FAS 107-1 and APB 28-1 amended only the disclosure requirements about fair value of financial instruments in interim periods, the adoption had no impact on the Company’s statements of income and condition.  See Note 8 for the disclosures required under the provisions of FSP FAS 107-1 and APB 28-1.

Derivative Financial Instruments

On January 1, 2009, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  SFAS No. 161 amended the disclosure requirements for derivative financial instruments and hedging activities.  Expanded qualitative disclosures required under SFAS No. 161 include: (1) how and why an entity uses derivative financial instruments; (2) how derivative financial instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related interpretations; and (3) how derivative financial instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also requires several added quantitative disclosures in financial statements.  As SFAS No. 161 amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption had no impact on the Company’s statements of income and condition.  See Note 7 for the disclosures required under the provisions of SFAS No. 161.

Other-Than-Temporary-Impairments for Debt Securities

On April 1, 2009, the Company adopted the provisions of FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP amends current other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security.  If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value.  If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.  This FSP does not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities.  This FSP also extends disclosure requirements about debt and equity securities to interim reporting periods.  See Note 2 for the disclosures required under the provisions of FSP FAS 115-2 and FAS 124-2.  The adoption of FSP FAS 115-2 and FAS 124-2 had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition.

Future Application of Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.”  SFAS No. 166 makes several significant amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” including the removal of the concept of a qualifying special-purpose entity from SFAS No. 140.  SFAS No. 166 also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset.  The provisions of SFAS No. 166 are effective for financial asset transfers occurring after December 31, 2009.  The adoption of the provisions of SFAS No. 166 will have no impact on the Company’s statements of income and condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes.  The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The provisions of SFAS No. 167 are effective for the Company on January 1, 2010.  The adoption of the provisions of SFAS No. 167 will have no impact on the Company’s statements of income and condition.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  SFAS No. 168 established the FASB Accounting Standards Codification (the “Codification”) to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff.  All guidance contained in the Codification carries an equal level of authority.  The provisions of SFAS No. 168 are effective for interim and annual periods ending after September 15, 2009.  As the Codification is not intended to change GAAP, the adoption of the provisions of SFAS No. 168 will have no impact on the Company’s statements of income and condition.

Subsequent Events

Management has considered subsequent events through July 27, 2009 in preparing the June 30, 2009 Consolidated Financial Statements (Unaudited).

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s investment securities as of June 30, 2009, December 31, 2008, and June 30, 2008 were as follows:

Investment Securities (Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
As of June 30, 2009
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$789,777	$8,528	$(2,284)	$796,021
Debt Securities Issued by States and Political Subdivisions	88,083	951	(184)	88,850
Debt Securities Issued by U.S. Government-Sponsored Enterprises	3,540	78	(45)	3,573
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	3,116,241	60,210	(11,848)	3,164,603
Non-Agencies	235,771	79	(21,300)	214,550
Total Mortgage-Backed Securities	3,352,012	60,289	(33,148)	3,379,153
Other Debt Securities	25,084	231	(1)	25,314
Total	$4,258,496	$70,077	$(35,662)	$4,292,911

Held-to-Maturity:
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	$209,807	$4,710	$(33)	$214,484
Total	$209,807	$4,710	$(33)	$214,484

As of December 31, 2008
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$551	$26	$—	$577
Debt Securities Issued by States and Political Subdivisions	47,033	1,028	(61)	48,000
Debt Securities Issued by U.S. Government-Sponsored Enterprises	235,280	997	(266)	236,011
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,941,569	37,924	(1,187)	1,978,306
Non-Agencies	301,453	59	(45,199)	256,313
Total Mortgage-Backed Securities	2,243,022	37,983	(46,386)	2,234,619
Other Debt Securities	34	—	(2)	32
Total	$2,525,920	$40,034	$(46,715)	$2,519,239

Held-to-Maturity:
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	$239,635	$3,198	$(658)	$242,175
Total	$239,635	$3,198	$(658)	$242,175

As of June 30, 2008
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,648	$28	$—	$1,676
Debt Securities Issued by States and Political Subdivisions	47,885	154	(228)	47,811
Debt Securities Issued by U.S. Government-Sponsored Enterprises	250,776	159	(1,072)	249,863
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	2,007,001	10,930	(14,499)	2,003,432
Non-Agencies	323,935	354	(15,067)	309,222
Total Mortgage-Backed Securities	2,330,936	11,284	(29,566)	2,312,654
Other Debt Securities	34,337	166	(1)	34,502
Total	$2,665,582	$11,791	$(30,867)	$2,646,506

Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$6	$—	$—	$6
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	260,586	664	(5,351)	255,899
Total	$260,592	$664	$(5,351)	$255,905

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of June 30, 2009.  Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

Contractual Maturities (Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Due in One Year or Less	$375,441	$167	$(1)	$375,607
Due After One Year Through Five Years	61,904	772	(111)	62,565
Due After Five Years Through Ten Years	158,894	1,637	(2,018)	158,513
Due After Ten Years	310,245	7,212	(384)	317,073
	906,484	9,788	(2,514)	913,758
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	3,116,241	60,210	(11,848)	3,164,603
Non-Agencies	235,771	79	(21,300)	214,550
Total Mortgage-Backed Securities	3,352,012	60,289	(33,148)	3,379,153
Total	$4,258,496	$70,077	$(35,662)	$4,292,911

Held-to-Maturity:
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	$209,807	$4,710	$(33)	$214,484
Total	$209,807	$4,710	$(33)	$214,484

Gross gains and losses from the sales of investment securities for the three and six months ended June 30, 2009 and 2008 were as follows:

Gross Gains and Losses (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
Gross Gains on Sales of Investment Securities	$37	$173	$93	$303
Gross Losses on Sales of Investment Securities	(25)	(16)	(25)	(16)
Net Gains on Sales of Investment Securities	$12	$157	$68	$287

The Company’s temporarily impaired investment securities as of June 30, 2009, December 31, 2008, and June 30, 2008 were as follows:

Temporarily Impaired Investment Securities (Unaudited)

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of June 30, 2009
Debt Securities Issued by
the U.S. Treasury and Government Agencies	$100,654	$(2,284)	$—	$—	$100,654	$(2,284)
Debt Securities Issued by States and Political Subdivisions	32,453	(170)	320	(14)	32,773	(184)
Debt Securities Issued by
U.S. Government-Sponsored Enterprises	261	(3)	1,780	(42)	2,041	(45)
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	915,317	(11,881)	—	—	915,317	(11,881)
Non-Agencies	2,724	(506)	187,340	(20,794)	190,064	(21,300)
Total Mortgage-Backed Securities	918,041	(12,387)	187,340	(20,794)	1,105,381	(33,181)
Other Debt Securities	—	—	34	(1)	34	(1)
Total Temporarily Impaired Investment Securities	$1,051,409	$(14,844)	$189,474	$(20,851)	$1,240,883	$(35,695)

As of December 31, 2008
Debt Securities Issued by States and Political Subdivisions	$745	$(11)	$284	$(50)	$1,029	$(61)
Debt Securities Issued by
U.S. Government-Sponsored Enterprises	19,375	(228)	1,591	(38)	20,966	(266)
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	222,468	(1,388)	59,385	(457)	281,853	(1,845)
Non-Agencies	123,549	(16,641)	121,482	(28,558)	245,031	(45,199)
Total Mortgage-Backed Securities	346,017	(18,029)	180,867	(29,015)	526,884	(47,044)
Other Debt Securities	—	—	32	(2)	32	(2)
Total Temporarily Impaired Investment Securities	$366,137	$(18,268)	$182,774	$(29,105)	$548,911	$(47,373)

As of June 30, 2008
Debt Securities Issued by States and Political Subdivisions	$30,207	$(214)	$573	$(14)	$30,780	$(228)
Debt Securities Issued by
U.S. Government-Sponsored Enterprises	164,315	(1,062)	887	(10)	165,202	(1,072)
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	1,079,508	(16,204)	121,512	(3,646)	1,201,020	(19,850)
Non-Agencies	140,517	(4,267)	147,233	(10,800)	287,750	(15,067)
Total Mortgage-Backed Securities	1,220,025	(20,471)	268,745	(14,446)	1,488,770	(34,917)
Other Debt Securities	—	—	33	(1)	33	(1)
Total Temporarily Impaired Investment Securities	$1,414,547	$(21,747)	$270,238	$(14,471)	$1,684,785	$(36,218)

The gross unrealized losses reported for mortgage-backed securities relate to investment securities issued by U.S. government-sponsored enterprises, such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, and non-agencies.  The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2009, which was comprised of 76 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  In assessing non-agency mortgage-backed securities for impairment, management considers, among other factors, the severity and duration of the impairment, independent credit ratings, vintage, credit enhancements, as well as performance indicators of the underlying assets in the security (e.g., default rates, delinquency rates).

As of June 30, 2009, all of the Company’s non-agency mortgage-backed securities were prime jumbo, with an average amortized loan-to-value ratio of 58%, and an average credit enhancement of 5.1% of the par value outstanding.   As of June 30, 2009, 85% of the fair value of the Company’s mortgage-backed securities issued by non-agencies were AAA-rated by at least one major rating agency and were originated prior to 2006.  Loans past due 90 days or more, underlying the mortgage-backed securities issued by non-agencies, represented approximately 1.9% of the par value outstanding, or approximately $4.5 million as of June 30, 2009.  As of June 30, 2009, there were no “sub-prime” or “Alt-A” securities in our mortgage-backed securities portfolio.  The Company does not intend to sell the investment securities that are in an unrealized loss position and it is unlikely that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be maturity.

Note 3.  Leasing Transactions

In May 2009, the Company replaced an existing leveraged lease with a direct financing lease with a sub-lessee to the leveraged lease transaction.  In recording this transaction, the Company removed $17.9 million in the net investment from the balance sheet and recorded a $4.4 million charge-off to the allowance for loan and lease losses.   The Company also recorded a $1.6 million benefit for income taxes which resulted from the over accrual of income taxes from the inception of the lease through the termination of the leveraged lease transaction.  The Company recorded a direct financing lease of $45.9 million and also recognized $32.4 million in non-recourse debt on the balance sheet, which was previously not recognized as an obligation of the Bank under leveraged lease accounting treatment.

In April 2009, the Company sold its equity interest in a cargo aircraft resulting in a $2.8 million pre-tax gain for the Company.  After-tax gains from this transaction were $1.5 million.  In March 2009, the Company sold its equity interest in two watercraft leveraged leases resulting in a $10.0 million pre-tax gain for the Company.  After-tax gains from this transaction were $6.2 million.  The pre-tax gains from these sales transactions were recorded as a component of other noninterest income in the statement of income.

Note 4.  Securities Sold Under Agreements to Repurchase

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities.  Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets.  As a result, securities sold under agreements to repurchase are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities.  The obligation to repurchase the securities is reflected as a liability in the Company’s Consolidated Statements of Condition (Unaudited), while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts and are delivered to and held in collateral by third party trustees.

As of June 30, 2009, the carrying value of the Company’s investment securities available-for-sale pledged where the secured party has the right to sell or repledge the investment securities was $817.1 million.  As of June 30, 2009, the contractual maturities of the Company’s securities sold under agreements to repurchase were as follows:

Contractual Maturities (Unaudited)
(dollars in thousands)	Amount
Overnight	$233,500
2 to 30 Days	799,505
31 to 90 Days	58,107
Over 90 Days	708,682
Total	$1,799,794

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

Selected financial information for each business segment is presented below as of and for the three and six months ended June 30, 2009 and 2008.

Business Segments Selected Financial Information (Unaudited)

	Retail	Commercial	Investment	Treasury	Consolidated
(dollars in thousands)	Banking	Banking	Services	and Other	Total
Three Months Ended June 30, 2009
Net Interest Income	$53,631	$43,376	$4,326	$1,518	$102,851
Provision for Credit Losses	11,465	16,480	746	(1)	28,690
Net Interest Income After Provision for Credit Losses	42,166	26,896	3,580	1,519	74,161
Noninterest Income	25,169	16,774	14,615	3,274	59,832
Noninterest Expense	(42,587)	(29,119)	(15,797)	(2,081)	(89,584)
Income Before Provision for Income Taxes	24,748	14,551	2,398	2,712	44,409
Provision for Income Taxes	(9,170)	(5,205)	(887)	1,859	(13,403)
Net Income	$15,578	$9,346	$1,511	$4,571	$31,006
Total Assets as of June 30, 2009	$3,299,113	$2,939,637	$267,546	$5,688,399	$12,194,695

Three Months Ended June 30, 2008
Net Interest Income	$59,529	$43,285	$3,938	$416	$107,168
Provision for Credit Losses	2,571	4,652	(1)	(50)	7,172
Net Interest Income After Provision for Credit Losses	56,958	38,633	3,939	466	99,996
Noninterest Income	23,644	13,623	19,019	4,253	60,539
Noninterest Expense	(40,380)	(26,195)	(16,363)	(924)	(83,862)
Income Before Provision for Income Taxes	40,222	26,061	6,595	3,795	76,673
Provision for Income Taxes	(14,882)	(9,655)	(2,440)	(1,414)	(28,391)
Net Income	$25,340	$16,406	$4,155	$2,381	$48,282
Total Assets as of June 30, 2008	$3,638,301	$3,008,887	$242,443	$3,481,518	$10,371,149

Business Segments Selected Financial Information (Unaudited) - Continued

	Retail	Commercial	Investment	Treasury	Consolidated
(dollars in thousands)	Banking	Banking	Services	and Other	Total
Six Months Ended June 30, 2009
Net Interest Income (Loss)	$107,021	$84,966	$8,318	$(392)	$199,913
Provision for Credit Losses	25,981	26,291	1,550	(245)	53,577
Net Interest Income (Loss) After Provision for Credit Losses	81,040	58,675	6,768	(147)	146,336
Noninterest Income	53,444	40,891	29,060	6,802	130,197
Noninterest Expense	(84,895)	(56,656)	(32,357)	(3,609)	(177,517)
Income Before Provision for Income Taxes	49,589	42,910	3,471	3,046	99,016
Provision for Income Taxes	(18,360)	(15,676)	(1,284)	3,350	(31,970)
Net Income	$31,229	$27,234	$2,187	$6,396	$67,046
Total Assets as of June 30, 2009	$3,299,113	$2,939,637	$267,546	$5,688,399	$12,194,695

Six Months Ended June 30, 2008
Net Interest Income (Loss)	$117,922	$86,144	$7,808	$(2,526)	$209,348
Provision for Credit Losses	10,523	11,878	(1)	(801)	21,599
Net Interest Income (Loss) After Provision for Credit Losses	107,399	74,266	7,809	(1,725)	187,749
Noninterest Income	48,491	39,570	37,280	21,323	146,664
Noninterest Expense	(80,997)	(53,721)	(33,226)	(9,350)	(177,294)
Income Before Provision for Income Taxes	74,893	60,115	11,863	10,248	157,119
Provision for Income Taxes	(27,710)	(22,295)	(4,389)	2,772	(51,622)
Net Income	$47,183	$37,820	$7,474	$13,020	$105,497
Total Assets as of June 30, 2008	$3,638,301	$3,008,887	$242,443	$3,481,518	$10,371,149

Note 6.  Pension Plans and Postretirement Benefit Plan

The components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan for the three and six months ended June 30, 2009 and 2008 are presented in the following table:

Pension Plans and Postretirement Benefit Plan (Unaudited)
	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2009	2008	2009	2008
Three Months Ended June 30,
Service Cost	$—	$—	$109	$89
Interest Cost	1,285	1,298	419	420
Expected Return on Plan Assets	(1,332)	(1,522)	—	—
Amortization of Prior Service Credit	—	—	(53)	(53)
Recognized Net Actuarial Losses (Gains)	732	270	(119)	(140)
Net Periodic Benefit Cost	$685	$46	$356	$316

Six Months Ended June 30,
Service Cost	$—	$—	$219	$179
Interest Cost	2,569	2,596	839	840
Expected Return on Plan Assets	(2,664)	(3,044)	—	—
Amortization of Prior Service Credit	—	—	(107)	(107)
Recognized Net Actuarial Losses (Gains)	1,464	540	(238)	(280)
Net Periodic Benefit Cost	$1,369	$92	$713	$632

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the statements of income.  The Company expects to contribute $12.0 million to its pension plans and $1.2 million to the postretirement benefit plan for the year ending December 31, 2009.  The Company contributed $7.7 million to its pension plans and $1.3 million to the postretirement benefit plan for the year ended December 31, 2008.  For the three and six months ended June 30, 2009, the Company contributed $0.7 million and $0.8 million, respectively, to its pension plans.  For the three and six months ended June 30, 2009, the Company contributed $0.3 million and $0.6 million, respectively, to its postretirement benefit plan.

Note 7.  Derivative Financial Instruments

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of June 30, 2009:

Fair Values of Derivative Financial Instruments (Unaudited)
	As of June 30, 2009
(dollars in thousands)	Asset Derivatives		Liability Derivatives
Derivative Financial Instruments Not Designated as Hedging Instruments under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Forward Commitments	Other Assets	$1,007	Other Liabilities	$374
Interest Rate Lock Commitments	Other Assets	1,261	Other Liabilities	340
Interest Rate Swap Agreements	Other Assets	19,911	Other Liabilities	20,091
Foreign Exchange Contracts	Other Assets	247	Other Liabilities	381
Total Derivative Financial Instruments Not Designated as Hedging Instruments under SFAS No. 133		$22,426		$21,186

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain recognized in the statements of income for the three and six months ended June 30, 2009:

The Effect of Derivative Financial Instruments on the Consolidated Statements of Income (Unaudited)
(dollars in thousands)	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
Derivative Financial Instruments Not Designated as Hedging Instruments under SFAS No. 133	Location of Net Gain Recognized in the Statement of Income	Amount of Net Gain Recognized in the Statement of Income	Location of Net Gain Recognized in the Statement of Income	Amount of Net Gain Recognized in the Statement of Income
Forward Commitments	Mortgage Banking	$1,306	Mortgage Banking	$1,893
Interest Rate Lock Commitments	Mortgage Banking	97	Mortgage Banking	7,022
Interest Rate Swap Agreements	Other Noninterest Income	635	Other Noninterest Income	777
Foreign Exchange Contracts	Other Noninterest Income	713	Other Noninterest Income	1,311
Total Derivative Financial Instruments Not Designated as Hedging Instruments under SFAS No. 133		$2,751		$11,003

Management has received authorization from the Parent’s Board of Directors to use derivative financial instruments as an end-user in connection with its risk management activities and to accommodate the needs of its customers.  The Company has elected not to qualify for hedge accounting methods addressed under current provisions of GAAP.  All risk management derivative instruments are stated at fair value in the Consolidated Statements of Condition with changes in fair value reported in earnings.

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

Note 8.  Fair Value of Financial Assets and Liabilities

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, December 31, 2008, and June 30, 2008:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Unaudited)
	Quoted Prices in
	Active Markets for		Significant
	Identical Assets	Significant Other	Unobservable
	or Liabilities	Observable Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2009
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$796,021	$—	$—	$796,021
Debt Securities Issued by States and Political Subdivisions	—	88,850	—	88,850
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	3,573	—	3,573
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	—	3,164,603	—	3,164,603
Non-Agencies	—	214,550	—	214,550
Total Mortgage-Backed Securities	—	3,379,153	—	3,379,153
Other Debt Securities	—	25,314	—	25,314
Total Investment Securities Available-for-Sale	796,021	3,496,890	—	4,292,911
Mortgage Servicing Rights	—	—	16,833	16,833
Other Assets	7,767	—	—	7,767
Net Derivative Assets and Liabilities	—	499	741	1,240
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2009	$803,788	$3,497,389	$17,574	$4,318,751

As of December 31, 2008
Investment Securities Trading
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	$—	$91,500	$—	$91,500
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	577	—	—	577
Debt Securities Issued by States and Political Subdivisions	—	48,000	—	48,000
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	236,011	—	236,011
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	—	1,922,591	55,715	1,978,306
Non-Agencies	—	256,313	—	256,313
Total Mortgage-Backed Securities	—	2,178,904	55,715	2,234,619
Other Debt Securities	—	32	—	32
Total Investment Securities Available-for-Sale	577	2,462,947	55,715	2,519,239
Mortgage Servicing Rights	—	—	19,553	19,553
Other Assets	6,674	—	—	6,674
Net Derivative Assets and Liabilities	—	(951)	3,051	2,100
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2008	$7,251	$2,553,496	$78,319	$2,639,066

Long-Term Debt	$—	$—	$119,275	$119,275
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008	$—	$—	$119,275	$119,275

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Unaudited) — Continued
	Quoted Prices in
	Active Markets for		Significant
	Identical Assets	Significant Other	Unobservable
	or Liabilities	Observable Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2008
Investment Securities Trading
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises	$—	$94,347	$—	$94,347
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	1,676	—	—	1,676
Debt Securities Issued by States and Political Subdivisions	—	47,811	—	47,811
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	249,863	—	249,863
Mortgage-Backed Securities Issued by
U.S. Government-Sponsored Enterprises	—	2,003,432	—	2,003,432
Non-Agencies	—	309,222	—	309,222
Total Mortgage-Backed Securities	—	2,312,654	—	2,312,654
Other Debt Securities	—	9,486	25,016	34,502
Total Investment Securities Available-for-Sale	1,676	2,619,814	25,016	2,646,506
Mortgage Servicing Rights	—	—	30,272	30,272
Other Assets	8,836	—	—	8,836
Net Derivative Assets and Liabilities	—	291	326	617
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2008	$10,512	$2,714,452	$55,614	$2,780,578

Long-Term Debt	$—	$—	$121,326	$121,326
Total Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2008	$—	$—	$121,326	$121,326

The Company sold its investment securities trading portfolio during the three months ended March 31, 2009.  The change in fair value of the trading portfolio had been expected by the Company to offset changes in valuation assumptions related to the Company’s mortgage servicing rights accounted for under the fair value measurement method.

As of June 30, 2009, the Company had no liabilities measured at fair value on a recurring basis.

For the three and six months ended June 30, 2009 and June 30, 2008, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

		Net Derivative
	Mortgage	Assets and
Assets (Unaudited) (dollars in thousands)	Servicing Rights [1]	Liabilities [2]	Total
Three Months Ended June 30, 2009
Balance as of April 1, 2009	$17,904	$2,745	$20,649
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(1,071)	732	(339)
Purchases, Sales, Issuances, and Settlements, Net	—	(2,736)	(2,736)
Balance as of June 30, 2009	$16,833	$741	$17,574

Total Unrealized Net Gains Included in Net Income Related to Assets Still Held as of June 30, 2009	$198	$741	$939

			Net Derivative
	Investment Securities	Mortgage	Assets and
Assets (Unaudited) (dollars in thousands)	Available-for-Sale [3]	Servicing Rights [1]	Liabilities [2]	Total
Three Months Ended June 30, 2008
Balance as of April 1, 2008	$95,219	$27,149	$810	$123,178
Realized and Unrealized Net Gains (Losses):
Included in Net Income	—	1,459	1,121	2,580
Included in Other Comprehensive Income	(200)	—	—	(200)
Purchases, Sales, Issuances, and Settlements, Net	(70,003)	1,664	(1,605)	(69,944)
Balance as of June 30, 2008	$25,016	$30,272	$326	$55,614

Total Unrealized Net Gains Included in Net Income Related to Assets Still Held as of June 30, 2008	$—	$2,201	$326	$2,527

Liabilities (Unaudited) (dollars in thousands)	Long-Term Debt [4]	Total
Three Months Ended June 30, 2008
Balance as of April 1, 2008	$128,932	$128,932
Unrealized Net Gains Included in Net Income	(1,606)	(1,606)
Purchases, Sales, Issuances, and Settlements, Net	(6,000)	(6,000)
Balance as of June 30, 2008	$121,326	$121,326

Total Unrealized Net Gains Included in Net Income Related to Liabilities Still Held as of June 30, 2008	$(1,416)	$(1,416)

			Net Derivative
	Investment Securities	Mortgage	Assets and
Assets (Unaudited) (dollars in thousands)	Available-for-Sale [3]	Servicing Rights [1]	Liabilities [2]	Total
Six Months Ended June 30, 2009
Balance as of January 1, 2009	$55,715	$19,553	$3,051	$78,319
Realized and Unrealized Net Gains (Losses):
Included in Net Income	—	(2,720)	7,799	5,079
Purchases, Sales, Issuances, and Settlements, Net	(55,715)	—	(10,109)	(65,824)
Balance as of June 30, 2009	$—	$16,833	$741	$17,574

Total Unrealized Net Gains Included in Net Income Related to Assets Still Held as of June 30, 2009	$—	$107	$741	$848

Liabilities (Unaudited) (dollars in thousands)	Long-Term Debt [4]	Total
Six Months Ended June 30, 2009
Balance as of January 1, 2009	$119,275	$119,275
Unrealized Net Gains Included in Net Income	(304)	(304)
Purchases, Sales, Issuances, and Settlements, Net	(118,971)	(118,971)
Balance as of June 30, 2009	$—	$—

			Net Derivative
	Investment Securities	Mortgage	Assets and
Assets (Unaudited) (dollars in thousands)	Available-for-Sale [3]	Servicing Rights [1]	Liabilities [2]	Total
Six Months Ended June 30, 2008
Balance as of January 1, 2008	$218,980	$27,588	$113	$246,681
Realized and Unrealized Net Gains (Losses):
Included in Net Income	—	(899)	2,893	1,994
Included in Other Comprehensive Income	1,028	—	—	1,028
Purchases, Sales, Issuances, and Settlements, Net	(194,992)	3,583	(2,680)	(194,089)
Balance as of June 30, 2008	$25,016	$30,272	$326	$55,614

Total Unrealized Net Gains Included in Net Income Related to Assets Still Held as of June 30, 2008	$—	$653	$326	$979

Liabilities (Unaudited) (dollars in thousands)	Long-Term Debt [4]	Total
Six Months Ended June 30, 2008
Balance as of January 1, 2008	$129,032	$129,032
Unrealized Net Gains Included in Net Income	(1,706)	(1,706)
Purchases, Sales, Issuances, and Settlements, Net	(6,000)	(6,000)
Balance as of June 30, 2008	$121,326	$121,326

Total Unrealized Net Gains Included in Net Income Related to Liabilities Still Held as of June 30, 2008	$(1,512)	$(1,512)

1          Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income (unaudited).

2          Realized and unrealized gains and losses related to forward commitments and interest rate lock commitments are reported as a component of mortgage banking income.  Realized and unrealized gains and losses related to foreign exchange contracts and interest rate swap agreements are recorded as a component of other noninterest income in the Company’s consolidated statements of income (unaudited).

3          Unrealized gains and losses related to investment securities available-for-sale are reported as a component of other comprehensive income in the Company’s consolidated statements of condition (unaudited).

4          Realized and unrealized gains and losses related to long-term debt are reported as a component of other noninterest income.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following presents the assets that the Company measures at fair value on a nonrecurring basis in accordance with GAAP as of June 30, 2009, December 31, 2008, and June 30, 2008.

Assets Measured at Fair Value on a Nonrecurring Basis (Unaudited)
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2009
Loans Held for Sale	$—	$40,994	$—	$40,994
Mortgage Servicing Rights - Amortization Method	—	—	7,898	7,898
Goodwill	—	—	34,959	34,959
Low-Income Housing and Other Equity Investments	—	—	28,185	28,185
Total Assets Measured at Fair Value on a Nonrecurring Basis as of June 30, 2009	$—	$40,994	$71,042	$112,036

As of December 31, 2008
Loans Held for Sale	$—	$21,540	$—	$21,540
Mortgage Servicing Rights - Amortization Method	—	—	1,504	1,504
Low-Income Housing and Other Equity Investments	—	—	30,920	30,920
Total Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2008	$—	$21,540	$32,424	$53,964

As of June 30, 2008
Loans Held for Sale	$—	$11,183	$—	$11,183
Low-Income Housing and Other Equity Investments	—	—	33,176	33,176
Total Assets Measured at Fair Value on a Nonrecurring Basis as of June 30, 2008	$—	$11,183	$33,176	$44,359

As of June 30, 2009, December 31, 2008, and June 30, 2008, the Company had no liabilities measured at fair value on a nonrecurring basis.

As of June 30, 2009 and 2008, there were no adjustments to fair value for the Company’s assets measured at fair value on a nonrecurring basis in accordance with GAAP.  As of December 31, 2008, the Company recorded a $0.3 million adjustment to fair value related to the Company’s mortgage servicing rights recorded under the amortization method.

Fair Value Option

On January 1, 2008, the Company elected the fair value option for its subordinated notes, a component of long-term debt in the Company’s Consolidated Statements of Condition (Unaudited).  The fair value option was elected for the subordinated notes as it provided the Company with an opportunity to better manage its interest rate risk and to achieve balance sheet management flexibility.  Changes in the estimated fair value of the Company’s subordinated notes subsequent to the initial fair value measurement were recognized in earnings as a component of other noninterest income.  For the three months ended June 30, 2008, the Company recorded unrealized gains of $1.6 million as a result of the change in fair value of the Company’s subordinated notes.  For the six months ended June 30, 2009 and 2008, the Company recorded unrealized gains of $0.3 million and $1.7 million, respectively, as a result of the change in fair value of the Company’s subordinated notes.  Interest expense related to the Company’s subordinated notes continued to be measured based on contractual interest rates and was reported as such in the statement of income.  The Company repaid its subordinated notes in March 2009.

Disclosures about Fair Value of Financial Instruments

These disclosures exclude financial instruments that are recorded at fair value on a recurring basis on the Company’s Consolidated Statements of Condition (Unaudited) as well as short-term financial assets, such as cash and cash equivalents, and liabilities, such as short-term borrowings, for which the carrying amounts approximate fair value.  The assumptions used below are expected to approximate those that market participants would use in valuing these financial instruments.

Investment Securities Held-to-Maturity

The fair value of the Company’s investment securities held-to-maturity was primarily measured using information from a third-party pricing service.  Quoted prices in active markets were used whenever available.  If quoted prices were not available, estimated fair values were measured using pricing models or other valuation techniques such as the present value of future cash flows, adjusted for credit loss assumptions.

Loans Held for Sale

The estimated fair value of the Company’s loans held for sale was determined based on contractual prices for loans with similar characteristics.

Loans

The estimated fair value of the Company’s loans was determined by discounting the expected future cash flows of pools of loans with similar characteristics.  Loans were first segregated by type such as commercial, real estate, and consumer, and were then further segmented into fixed and variable rate and loan quality categories.  Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.  Low market liquidity resulted in wider market spreads, which adversely affected the estimated fair value of the Company’s loans as of December 31, 2008, and June 30, 2008.

Deposit Liabilities

The estimated fair values of the Company’s noninterest-bearing and interest-bearing demand deposits and savings deposits were equal to the amount payable on demand (i.e., their carrying amounts) because these products have no stated maturity.  The estimated fair values of the Company’s time deposits were estimated using discounted cash flow analyses.  The discount rates used were based on rates currently offered for deposits with similar remaining maturities.

Long-Term Debt

The estimated fair values of the Company’s long-term debt were calculated using a discounted cash flow approach and applying discount rates currently offered for new notes with similar remaining maturities and considering the Company’s non-performance risk.

The following presents the carrying amount and fair values of the Company’s financial instruments as of June 30, 2009, December 31, 2008, and June 30, 2008:

	As of
	June 30, 2009		December 31, 2008		June 30, 2008
(dollars in thousands) (Unaudited)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$209,807	$214,484	$239,635	$242,175	$260,592	$255,905
Loans Held for Sale	40,994	41,054	21,540	21,540	11,183	11,242
Loans[1]	5,565,816	5,606,390	5,969,907	5,917,302	5,969,304	5,918,259
Financial Instruments - Liabilities
Deposits	9,019,661	9,033,246	8,292,098	8,313,471	7,903,990	7,905,991
Long-Term Debt[2]	82,437	83,171	75,000	73,925	75,000	74,997

1 Comprised of loans, net of unearned income and the Allowance related to loans.

2 Excludes capitalized lease obligations and subordinated notes which were recorded at fair value on the Company’s consolidated statements of condition (unaudited) beginning on January 1, 2008.

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

In striving to achieve our governing objective and vision, our business plan was balanced between growth and risk management, and included the flexibility to adjust, given our anticipation of a slowing economy. We did not, however, expect an economic downturn of the magnitude that occurred in 2008 and has continued into 2009. Accordingly, we adjusted some of the strategies in our business plan. The adjustments to our strategies included an increased focus on measures of soundness such as asset quality, reserve and capital levels, and liquidity.

Hawaii Economy

Hawaii’s economy continued to reflect weakness during the second quarter of 2009.  Hawaii’s seasonally adjusted unemployment rate increased to 7.4% as of June 30, 2009.  Job losses in the construction industry have continued to accelerate in recent months and the recently announced State budget challenges may lead to more personal income reductions.  Real estate values in Hawaii continued to be somewhat more resilient than many of the markets on the U.S. Mainland.

Earnings Summary

For the second quarter of 2009, net income was $31.0 million, a decrease of $17.3 million from the second quarter of 2008.  Diluted earnings per share were $0.65 per share, a decrease of $0.35 per share from the second quarter of 2008.

Our lower net income for the second quarter of 2009 was primarily due to the following:

•      The provision for credit losses (the “Provision”) increased by $21.5 million from the second quarter of 2008, primarily reflecting increased risk in our consumer lending portfolios due to weakness in the Hawaii economy;

•      Our Federal Deposit Insurance Corporation (“FDIC”) insurance expense increased by $8.7 million from the second quarter of 2008.  Included in FDIC insurance expense for the second quarter of 2009 was the Company’s $5.7 million share of an industry-wide assessment by the FDIC.  The increase in FDIC insurance expense was also a result of higher deposit balances, higher assessment rates, and our participation in the Temporary Liquidity Guarantee Program; and

•      Net interest income decreased by $4.3 million and our net interest margin decreased by 68 basis points from the second quarter of 2008, reflecting the effects of a decreasing interest rate environment, lower loan balances, conservative investing, and our decision to maintain high levels of liquidity.

For the first six months of 2009, net income was $67.0 million, a decrease of $38.5 million from the first six months of 2008.  Diluted earnings per share were $1.40 per share, a decrease of $0.78 per share from the first six months of 2008.

Our lower net income for the first six months of 2009 was primarily due to the following:

•      The Provision increased by $32.0 million from the first six months of 2008, reflecting increased risk in our commercial and industrial, commercial mortgage, and consumer lending portfolios due to the weakening economy in Hawaii and the U.S. Mainland;

•      Noninterest income decreased by $16.5 million from the first six months of 2008, primarily due to pre-tax gains of $13.7 million recorded in the first quarter of 2008 resulting from the mandatory redemption of our Visa, Inc. (“Visa”) shares; and

•      Net interest income decreased by $9.4 million and our net interest margin decreased by 54 basis points from the first six months of 2008, reflecting the effects of a decreasing interest rate environment, lower loan balances, conservative investing, and our decision to maintain high levels of liquidity.

Our actions during the second quarter of 2009 continue to be influenced by a weakening economy in Hawaii and the U.S. Mainland, as well as the uncertainties regarding the impact of government regulation.  We continued to strengthen our balance sheet in the second quarter of 2009 with increased funding, reserves for credit losses, liquidity, and capital.

•      Total deposits were $9.0 billion as of June 30, 2009, a decrease of $193.1 million or 2% from March 31, 2009 and an increase of $727.6 million or 9% from December 31, 2008;

•      Our Allowance for Loan and Lease Losses (the “Allowance”) was $137.4 million as of June 30, 2009, an increase of $3.0 million or 2% from March 31, 2009 and an increase of $13.9 million or 11% from December 31, 2008.  The ratio of our Allowance to total loans and leases outstanding increased to 2.23% as of June 30, 2009 compared to 2.12% as of March 31, 2009 and 1.89% as of December 31, 2008;

•      As of June 30, 2009, we had $656.0 million in excess reserves invested with the Federal Reserve Bank (“FRB”), a decrease of $239.6 million or 27% from March 31, 2009 and an increase of $250.2 million or 62% from December 31, 2008;

•      We continued to increase our capital levels during the second quarter of 2009.  Shareholders’ equity was $845.9 million as of June 30, 2009, an increase of $12.0 million or 1% from March 31, 2009 and an increase of $55.2 million or 7% from December 31, 2008; and

•      Our Tier 1 capital ratio was 12.56% as of June 30, 2009 compared to 12.02% as of March 31, 2009 and 11.24% as of December 31, 2008.  Our ratio of tangible common equity to risk-weighted assets was 13.02% as of June 30, 2009 compared to 12.47% as of March 31, 2009 and 11.28% as of December 31, 2008.

We also reduced our long-term debt by $111.9 million or 55% from December 31, 2008, using our excess liquidity from the growth in our deposit balances to reduce this relatively more expensive source of funds for us.

Our balance sheet is well positioned given the current economic environment.  We continue to meet our near-term objective of maintaining strong liquidity and have substantial resources for sound lending and investment opportunities.

Table 1 presents our financial highlights for the three and six months ended June 30, 2009 and 2008 and as of June 30, 2009, December 31, 2008, and June 30, 2008.

Financial Highlights (Unaudited)				Table 1
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2009	2008	2009	2008
For the Period:
Operating Results
Net Interest Income	$102,851	$107,168	$199,913	$209,348
Provision for Credit Losses	28,690	7,172	53,577	21,599
Total Noninterest Income	59,832	60,539	130,197	146,664
Total Noninterest Expense	89,584	83,862	177,517	177,294
Net Income	31,006	48,282	67,046	105,497
Basic Earnings Per Share	0.65	1.01	1.41	2.20
Diluted Earnings Per Share	0.65	1.00	1.40	2.18
Dividends Declared Per Share	0.45	0.44	0.90	0.88

Performance Ratios
Return on Average Assets	1.06%	1.85%	1.18%	2.01%
Return on Average Shareholders’ Equity	14.49	24.82	16.13	27.33
Efficiency Ratio [1]	55.07	50.01	53.78	49.80
Operating Leverage [2]	(8.04)	(11.62)	(14.62)	16.01
Net Interest Margin [3]	3.73	4.41	3.75	4.29
Dividend Payout Ratio [4]	69.23	43.56	63.83	40.00
Average Shareholders’ Equity to Average Assets	7.30	7.45	7.34	7.34

Average Balances
Average Loans and Leases	$6,258,403	$6,531,587	$6,351,938	$6,559,753
Average Assets	11,753,580	10,504,421	11,426,766	10,574,162
Average Deposits	9,222,130	7,958,171	8,988,053	7,955,360
Average Shareholders’ Equity	858,139	782,429	838,288	776,293

Market Price Per Share of Common Stock
Closing	$35.83	$47.80	$35.83	$47.80
High	41.42	57.37	45.24	57.37
Low	31.35	46.62	25.33	40.95

		June 30,	December 31,	June 30,
		2009	2008	2008
As of Period End:
Balance Sheet Totals
Loans and Leases		$6,149,911	$6,530,233	$6,518,128
Total Assets		12,194,695	10,763,475	10,371,149
Total Deposits		9,019,661	8,292,098	7,903,990
Long-Term Debt		91,432	203,285	205,351
Total Shareholders’ Equity		845,885	790,704	767,558

Asset Quality
Allowance for Loan and Lease Losses		$137,416	$123,498	$102,498
Non-Performing Assets		39,054	14,949	6,680

Financial Ratios
Allowance to Loans and Leases Outstanding		2.23%	1.89%	1.57%
Tier 1 Capital Ratio [5]		12.56	11.24	10.86
Total Capital Ratio [5]		13.82	12.49	12.12
Leverage Ratio [5]		6.66	7.30	7.01
Tangible Common Equity to Total Assets [6]		6.65	7.01	7.06
Tangible Common Equity to Risk-Weighted Assets [6]		13.02	11.28	10.81

Non-Financial Data
Full-Time Equivalent Employees		2,533	2,581	2,534
Branches and Offices		85	85	84
ATMs		486	462	417

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

5   Tier 1 capital, total capital, and leverage ratios as of June 30, 2008 were revised from 10.91%, 12.16%, and 7.04%, respectively.

6   Tangible common equity, a non-GAAP financial measure, is defined by the Company as shareholders’ equity minus goodwill and intangible assets. Intangible assets are included as a component of other assets in the Consolidated Statements of Condition (Unaudited).

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 2.  An analysis of the change in net interest income, on a taxable equivalent basis, is presented in Table 3.

Average Balances and Interest Rates - Taxable Equivalent Basis (Unaudited)										Table 2
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008			June 30, 2009			June 30, 2008
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$5.2	$—	0.36%	$33.0	$0.2	2.45%	$5.0	$—	0.59%	$30.2	$0.4	2.62%
Funds Sold	833.2	0.5	0.25	81.9	0.4	2.03	872.8	1.1	0.25	110.1	1.4	2.54
Investment Securities
Trading	—	—	—	97.6	1.2	4.96	24.3	0.6	4.90	96.7	2.4	4.90
Available-for-Sale	3,662.1	38.5	4.21	2,649.9	35.6	5.37	3,148.3	71.0	4.51	2,640.8	70.0	5.31
Held-to-Maturity	219.9	2.4	4.31	269.6	3.1	4.50	227.4	4.9	4.34	277.5	6.3	4.52
Loans Held for Sale	24.1	0.2	4.21	9.3	0.1	5.78	23.0	0.5	4.30	9.9	0.3	5.59
Loans and Leases [1]
Commercial and Industrial	984.1	9.9	4.02	1,060.7	14.3	5.42	1,007.6	20.3	4.06	1,062.9	30.9	5.84
Commercial Mortgage	763.8	9.9	5.22	663.0	10.1	6.15	747.3	19.5	5.27	656.0	20.5	6.30
Construction	144.5	1.5	4.03	177.3	2.5	5.76	149.3	3.1	4.12	188.5	5.9	6.27
Commercial Lease Financing	450.2	3.5	3.13	470.6	4.1	3.50	456.5	7.2	3.14	474.2	8.1	3.43
Residential Mortgage	2,359.0	34.6	5.88	2,494.1	38.0	6.09	2,398.0	71.0	5.92	2,495.4	76.2	6.11
Home Equity	999.3	12.6	5.07	983.7	14.3	5.85	1,013.9	25.6	5.10	988.6	30.7	6.23
Automobile	325.5	6.5	7.96	423.1	8.6	8.16	340.8	13.4	7.95	430.9	17.5	8.17
Other [2]	232.0	4.6	7.89	259.1	5.9	9.11	238.5	9.3	7.88	263.3	12.3	9.43
Total Loans and Leases	6,258.4	83.1	5.32	6,531.6	97.8	6.01	6,351.9	169.4	5.36	6,559.8	202.1	6.18
Other	79.7	0.3	1.39	79.6	0.5	2.46	79.7	0.6	1.39	79.5	0.9	2.30
Total Earning Assets [3]	11,082.6	125.0	4.52	9,752.5	138.9	5.71	10,732.4	248.1	4.64	9,804.5	283.8	5.80
Cash and Noninterest-Bearing Deposits	203.9			272.9			223.6			283.5
Other Assets	467.1			479.0			470.8			486.2
Total Assets	$11,753.6			$10,504.4			$11,426.8			$10,574.2

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,907.7	0.3	0.07	$1,561.2	1.2	0.29	$1,898.2	0.6	0.07	$1,556.1	3.4	0.44
Savings	4,036.9	7.8	0.77	2,861.3	6.5	0.92	3,786.4	16.0	0.85	2,808.2	15.8	1.13
Time	1,330.6	6.4	1.92	1,646.5	12.5	3.07	1,415.2	14.9	2.12	1,696.9	28.5	3.38
Total Interest-Bearing Deposits	7,275.2	14.5	0.80	6,069.0	20.2	1.34	7,099.8	31.5	0.89	6,061.2	47.7	1.58
Short-Term Borrowings	16.4	—	0.12	61.2	0.3	1.82	17.6	—	0.11	70.4	1.0	2.67
Securities Sold Under Agreements to Repurchase	1,168.2	6.5	2.20	1,060.2	7.5	2.81	1,052.4	13.1	2.48	1,112.2	18.1	3.24
Long-Term Debt	71.1	0.8	4.84	224.3	3.5	6.18	109.4	3.0	5.56	232.0	7.2	6.22
Total Interest-Bearing Liabilities	8,530.9	21.8	1.02	7,414.7	31.5	1.70	8,279.2	47.6	1.16	7,475.8	74.0	1.98
Net Interest Income		$103.2			$107.4			$200.5			$209.8
Interest Rate Spread			3.50%			4.01%			3.48%			3.82%
Net Interest Margin			3.73%			4.41%			3.75%			4.29%
Noninterest-Bearing Demand Deposits	1,946.9			1,889.2			1,888.3			1,894.2
Other Liabilities	417.7			418.1			421.0			427.9
Shareholders’ Equity	858.1			782.4			838.3			776.3
Total Liabilities and Shareholders’ Equity	$11,753.6			$10,504.4			$11,426.8			$10,574.2

1  Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

2   Comprised of other consumer revolving credit, installment, and consumer lease financing.

3   Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $331,000 and $239,000 for the three months ended June 30, 2009 and 2008, respectively, and $557,000 and $477,000 for the six months ended June 30, 2009 and 2008, respectively.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis (Unaudited)			Table 3
	Six Months Ended June 30, 2009
	Compared to June 30, 2008
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Interest-Bearing Deposits	$(0.2)	$(0.2)	$(0.4)
Funds Sold	2.0	(2.3)	(0.3)
Investment Securities
Trading	(1.8)	—	(1.8)
Available-for-Sale	12.4	(11.4)	1.0
Held-to-Maturity	(1.1)	(0.3)	(1.4)
Loans Held for Sale	0.3	(0.1)	0.2
Loans and Leases
Commercial and Industrial	(1.5)	(9.1)	(10.6)
Commercial Mortgage	2.6	(3.6)	(1.0)
Construction	(1.0)	(1.8)	(2.8)
Commercial Lease Financing	(0.3)	(0.6)	(0.9)
Residential Mortgage	(2.9)	(2.3)	(5.2)
Home Equity	0.7	(5.8)	(5.1)
Automobile	(3.6)	(0.5)	(4.1)
Other [2]	(1.1)	(1.9)	(3.0)
Total Loans and Leases	(7.1)	(25.6)	(32.7)
Other	—	(0.3)	(0.3)
Total Change in Interest Income	4.5	(40.2)	(35.7)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.6	(3.4)	(2.8)
Savings	4.7	(4.5)	0.2
Time	(4.2)	(9.4)	(13.6)
Total Interest-Bearing Deposits	1.1	(17.3)	(16.2)
Short-Term Borrowings	(0.4)	(0.6)	(1.0)
Securities Sold Under Agreements to Repurchase	(0.9)	(4.1)	(5.0)
Long-Term Debt	(3.5)	(0.7)	(4.2)
Total Change in Interest Expense	(3.7)	(22.7)	(26.4)

Change in Net Interest Income	$8.2	$(17.5)	$(9.3)

1 The changes for each category of interest income and expense are allocated between the portion of changes attributable to the variance in volume and rate for that category.

2 Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income

Because of uncertainty regarding economic and industry conditions in late 2008 and into 2009, the Bank focused on building and then maintaining liquidity.  As government programs and other factors helped to reduce some of the uncertain industry conditions, the Bank invested some of our liquidity into lower risk marketable securities.

The amount of net interest income is affected by both changes in interest rates (rate) and the amount and composition of earning assets and interest-bearing liabilities (volume).

Net interest income, on a taxable equivalent basis, decreased by $4.2 million or 4% in the second quarter of 2009 and by $9.3 million or 4% for the first six months of 2009 compared to the same periods in 2008.  Net interest margin decreased by 68 basis points in the second quarter of 2009 and by 54 basis points for the first six months of 2009 compared to the same periods in 2008.

The decrease in net interest income, on a taxable equivalent basis, from 2008 was primarily due to lower yields on our interest-earning assets, reflecting the effects of a decreasing interest rate environment and a conservative re-investment strategy with respect to our investment securities portfolio.  Yields on our interest-earning assets decreased by 119 basis points in the second quarter of 2009 and by 116 basis points for the first six months of 2009 compared to the same periods in 2008.  We experienced lower yields in all of our lending categories in 2009.  Yields on our loan and lease portfolio decreased by 69 basis points in the second quarter of 2009 and by 82 basis points for the first six months of 2009 compared to the same periods in 2008.  We also experienced lower yields on our investment securities portfolio as a result of the lower interest rate environment.  Yields on our investment securities available-for-sale decreased by 116 basis points in the second quarter of 2009 and by 80 basis points for the first six months of 2009 compared to the same periods in 2008.

The lower yields on our interest-earning assets were partially offset by lower funding costs.  Rates paid on our interest-bearing liabilities decreased by 68 basis points in the second quarter of 2009 and by 82 basis points for the first six months of 2009 compared to the same periods in 2008, reflecting the re-pricing of our liabilities at lower rates.  Rates paid on our interest-bearing deposits decreased by 54 basis points in the second quarter of 2009 and by 69 basis points for the first six months of 2009 compared to the same periods in 2008.  Also contributing to our lower funding costs was a decrease in rates paid on our securities sold under agreements to repurchase by 61 basis points in the second quarter of 2009 and by 76 basis points for the first six months of 2009 compared to the same periods in 2008.

Average balances of our interest-earning assets increased from 2008 primarily due to a significant increase in investment securities available-for-sale and funds sold.  Our deployment of funds in 2009 was made primarily in debt securities issued by the U.S. Treasury and government agencies, and in liquid investments with the FRB.  Average balances in our loan and lease portfolio decreased from 2008 as we continue to experience pay downs in balances while maintaining a disciplined underwriting approach.  Average interest-bearing deposits increased by $1.2 billion or 20% in the second quarter of 2009 and by $1.0 billion or 17% for the first six months of 2009 compared to the same periods in 2008.  The increase in average savings deposit balances from 2008 was primarily due to the continued success of our Bonus Rate Savings Plus and business money market savings products.  The increase in average savings deposit balances in 2009 was partially offset by a decrease in average time deposit balances as some customers moved their deposits to more liquid savings and interest-bearing demand products.  Partially offsetting the increase in average interest-bearing deposit balances in 2009 was the decline in average balances in long-term debt primarily due to the maturity of our subordinated notes in the first quarter of 2009 and the redemption of our Capital Securities in the second quarter of 2008.

Provision for Credit Losses

The Provision reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience, changes in the economic environment, as well as an ongoing assessment of our credit quality.  We recorded a Provision of $28.7 million in the second quarter of 2009 compared to a Provision of $7.2 million in the second quarter of 2008.  We recorded a Provision of $53.6 million for the first six months of 2009 compared to a Provision of $21.6 million for the first six months of 2008.  The higher Provision recorded in the second quarter of 2009 and for the first six months of 2009, a result of our quarterly evaluation of the adequacy of the Allowance, was primarily due to increased risk in our consumer lending, commercial and industrial, and commercial mortgage portfolios due to continued economic weakness in Hawaii and the U.S. Mainland.  For further discussion on the Allowance, see the “Corporate Risk Profile — Reserve for Credit Losses” section in MD&A.

Noninterest Income

Noninterest income decreased by $0.7 million or 1% in the second quarter of 2009 and by $16.5 million or 11% for the first six months of 2009 compared to the same periods in 2008.

Trust and asset management income decreased by $3.6 million or 23% in second quarter of 2009 compared to the same period in 2008, primarily due to a $1.7 million decrease in mutual fund management fees, which were adversely affected by the decline in the value of the equity markets as well as low yields on money market accounts under management.  Also contributing to the decrease in trust and asset management income was a $0.3 million decrease each in agency, special service, and revocable and irrevocable trust fee income.  Trust and asset management income decreased by $7.0 million or 23% for the first six months of 2009 compared to the same period in 2008, primarily due to a $3.2 million decrease in mutual fund management fees, which were adversely affected by the decline in the value of the equity markets as well as low yields on money market accounts under management.  Also contributing to the decrease in trust and asset management income was a $0.8 million decrease in agency fees, a $0.6 million decrease each in employee benefit trust and special service fees, a $0.5 million decrease in revocable and irrevocable trust fees, and a $0.4 million decrease in testamentary trust fees.  Total trust assets under administration were $9.4 billion as of June 30, 2009, $9.8 billion as of December 31, 2008, and $12.1 billion as of June 30, 2008.  Trust and asset management income is expected to continue to fluctuate based in part on the value of trust assets under administration and customer activity.

Table 4 presents the components of mortgage banking income for the second quarter and first six months of 2009 and 2008.

Mortgage Banking (Unaudited)				Table 4
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
Mortgage Origination and Servicing Activities
Servicing Income	$1,686	$1,552	$3,297	$3,079
Net Gains on the Sale of Residential Mortgage Loans	2,723	34	2,449	1,053
Mortgage Loan Fees	871	598	1,935	1,343
Total Mortgage Origination and Servicing Activities	5,280	2,184	7,681	5,475
Mortgage Servicing Rights and Derivative Financial Instruments
Net Change in the Fair Value of Mortgage Servicing Rights Due to Pay downs [1]	(1,269)	(476)	(2,827)	(859)
Net Change in the Fair Value of Mortgage Servicing Rights Due to Changes in Valuation Assumptions and the Fair Value of Designated Securities [2]	198	(213)	276	(448)
Net Gains (Losses) Related to Mortgage Servicing Rights Under the Amortization Method	(170)	—	28	—
Net Gains on Derivative Financial Instruments	1,404	1,243	8,963	2,867
Total Mortgage Servicing Rights and Derivative Financial Instruments	163	554	6,440	1,560
Total Mortgage Banking	$5,443	$2,738	$14,121	$7,035

1 Principally represents changes due to the expected realization of cash flows over time.

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

Mortgage banking income increased by $2.7 million in the second quarter of 2009 compared to the same period in 2008.  This increase was primarily due to a $2.7 million increase in net gains on the sale of residential mortgage loans, the result of higher refinancing activity due to lower interest rates on mortgage-based products in the second quarter of 2009 compared to the second quarter of 2008.  Residential mortgage loan sales were $266.9 million in the second quarter of 2009, a $143.4 million or 116% increase compared to the same period in 2008.  Residential mortgage loan originations were $309.1 million in the second quarter of 2009, a $72.5 million or 31% increase compared to the same period in 2008.  Servicing income increased slightly in the second quarter of 2009 compared to the same period in 2008, as our portfolio of loans serviced for third parties was $3.0 billion as of June 30, 2009 compared to $2.6 billion as of June 30, 2008.

Mortgage banking income increased by $7.1 million in the first six months of 2009 compared to the same period in 2008.  This increase was primarily due to higher loan origination volume for the first six months of 2009 compared to the same period in 2008.  Residential mortgage loan originations were $798.3 million for the first six months of 2009, a $270.0 million or 51% increase compared to the same period in 2008.  Also contributing to the increase in mortgage banking income was a $1.4 million increase in net gains on the sale of residential mortgage loans.  Residential mortgage loan sales were $665.3 million for the first six months of 2009, a $391.9 million increase compared to the same period in 2008.  Servicing income increased by $0.2 million for the first six months of 2009 compared to the same period in 2008, as our portfolio of loans serviced for third parties increased from June 30, 2008.

Service charges on deposit accounts increased by $0.5 million or 4% in the second quarter of 2009 and by $1.8 million or 7% for the first six months of 2009 compared to the same periods in 2008.  The increases in service charges on deposit accounts from 2008 were primarily due to higher account analysis fees on analyzed business checking accounts as a result of lower earnings credit rates on customer accounts.  This was partially offset by a decline in monthly service fees resulting from our free checking product which was introduced in July 2008.

Fees, exchange, and other service charges decreased by $0.7 million or 4% in the second quarter of 2009 and by $1.1 million or 4% for the first six months of 2009 compared to the same periods in 2008.  The decreases in fees, exchange, and other services charges from 2008 were primarily due to lower merchant income and ATM fees.  This was the result of lower transaction volume during 2009 which was impacted by slowness in the Hawaii economy and lower levels of visitor arrivals.

Insurance income decreased by $0.8 million or 15% in the second quarter of 2009 compared to the same period in 2008.  This decrease was primarily due to a $0.5 million decline in income from annuity and life insurance products and a $0.3 million decline in commission and brokerage income.  Insurance income decreased by $2.3 million or 18% for the first six months of 2009 compared to the same period in 2008.  This decrease was primarily due to a $0.8 million decline each in income from annuity and life insurance products and contingent commission income, as well as a $0.7 million decline in commission and brokerage income.

In June 2009, we sold our retail insurance brokerage operation, Bank of Hawaii Insurance Services, Inc. to a third party and recognized a gain of $0.9 million.  We continue to own and operate our wholesale insurance business, Triad Insurance Agency, Inc.

Other noninterest income increased by $1.4 million or 17% in the second quarter of 2009 compared to the same period in 2008 primarily due to a $2.8 million gain resulting from the sale of our equity interest in a cargo aircraft in April 2009.  Also contributing to the increase in other noninterest income in the second quarter of 2009 was the previously mentioned gain of $0.9 million related to the sale of our retail insurance brokerage operation.  This was partially offset by a $1.5 million decrease in the unrealized gains related to our subordinated notes recorded in the second quarter of 2008.  Other noninterest income decreased by $14.7 million or 37% for the first six months of 2009 compared to the same period in 2008, primarily due to a $13.7 million gain recorded in the first quarter of 2008 resulting from the mandatory redemption of our Visa shares.

Noninterest Expense

Noninterest expense increased by $5.7 million or 7% in the second quarter of 2009 and by $0.2 million or less than 1% for the first six months of 2009 compared to the same periods in 2008.	Table 5 presents the components of salaries and benefits expense for the second quarter and first six months of 2009 and 2008.

Salaries and Benefits (Unaudited)				Table 5
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
Salaries	$30,732	$30,019	$60,577	$58,922
Incentive Compensation	3,407	4,122	6,699	10,389
Share-Based Compensation and Cash Grants for the Purchase of Company Stock	604	1,124	1,391	7,412
Commission Expense	1,750	1,992	4,005	3,865
Retirement and Other Benefits	3,804	3,499	8,423	8,725
Payroll Taxes	2,344	2,491	5,844	5,905
Medical, Dental, and Life Insurance	1,236	2,470	3,900	4,969
Separation Expense	303	267	369	1,270
Total Salaries and Benefits	$44,180	$45,984	$91,208	$101,457

Salaries and benefits expense decreased by $1.8 million or 4% in the second quarter of 2009 compared to the same period in 2008 primarily due to a $1.5 million reduction in reserves for medical and dental expenses.  Salaries and benefits expense decreased by $10.2 million or 10% for the first six months of 2009 compared to the same period in 2008 primarily due to a $6.0 million decrease in share-based compensation and cash grants for the purchase of Company stock.  Also contributing to the decrease was a $3.7 million decline in incentive compensation expense, reflecting lower levels of profitability.

Net occupancy expense decreased by $1.3 million or 12% in the second quarter of 2009 and by $1.5 million or 7% for the first six months of 2009 compared to the same periods in 2008.  The decrease in net occupancy expense in the second quarter of 2009 was primarily due to decreases of $0.6 million in utilities expense, $0.5 million in net rental expense, and $0.3 million in facilities management fees.  The decrease in net occupancy expense for the first six months of 2009 was primarily due to similar savings in previously noted expense categories.

Professional fees increased by $1.4 million or 55% in the second quarter of 2009 and by $1.4 million or 26% for the first six months of 2009 compared to the same periods in 2008.   The increase in professional fees in the second quarter of 2009 was primarily due to a $0.8 million increase in legal fees and a $0.3 million increase in other professional services.  The increase in professional fees for the first six months of 2009 was primarily due to a $0.7 million increase in legal fees and a $0.3 million increase in other professional services.

FDIC insurance expense increased by $8.7 million in the second quarter of 2009 and by $10.3 million for the first six months of 2009 compared to the same periods in 2008.  The increase in the 2009 FDIC insurance expense was primarily due to the Company’s $5.7 million share of an industry-wide assessment by the FDIC.  The increase in the 2009 FDIC insurance expense was also a result of higher deposit balances, higher assessment rates, and our participation in the Temporary Liquidity Guarantee Program.  In 2008 and early 2009, we utilized credits from the Federal Deposit Insurance Reform Act of 2005 which were available to offset our deposit insurance assessments.  We fully utilized these credits in March 2009.

Other noninterest expense decreased by $1.3 million or 7% in the second quarter of 2009 compared to the same period in 2008.  The decrease in other noninterest expense was primarily due to:

•      $0.4 million decrease in each of the categories of delivery and postage services, and unrealized gains related to deferred compensation arrangements;

•      $0.3 million decrease in each of the categories of business development and travel, and merchant transaction and card processing fees; and

•      $0.2 million decrease in each of the categories of data services and advertising expenses.

This was partially offset by a $0.7 million increase in legal contingency accruals in the second quarter of 2009.

Other noninterest expense increased by $0.2 million or less than 1% for the first six months of 2009 compared to the same period in 2008.  The increase in other noninterest expense was primarily due to:

•      $5.6 million reversal of contingency accruals related to Visa legal matters recorded in the first quarter of 2008; and

•      $0.9 million premium related to the early repayment of our privately placed notes.

These increases in other noninterest expense in the first six months of 2009 compared to the same period in 2008 were partially offset by:

•      $2.0 million reduction in contributions to the Bank of Hawaii Charitable Foundation;

•      $1.0 million expense related to a call premium on our Capital Securities recorded in 2008;

•      $0.7 million decrease in business development and travel expense;

•      $0.6 million decrease in delivery and postage services expense;

•      $0.5 million decrease in merchant transaction and card processing fees due to lower volume;

•      $0.4 million decrease in each of the categories of directors’ fees, advertising, and education and recruitment; and

•      $0.3 million decrease in unrealized gains related to deferred compensation arrangements.

Provision for Income Taxes

Provision for Income Taxes and Effective Tax Rates (Unaudited)				Table 6
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
Provision for Income Taxes	$13,403	$28,391	$31,970	$51,622
Effective Tax Rates	30.18%	37.03%	32.29%	32.86%

The lower effective tax rate in the second quarter of 2009 compared to the same period in 2008 was primarily due to a $1.6 million benefit for income taxes which was recorded in the second quarter of 2009 relating to our termination of a leveraged lease transaction.  See Note 3 to the Consolidated Financial Statements (Unaudited) for more information on the termination of this leveraged lease transaction.

The effective tax rates for the six months ended June 30, 2009 and 2008 benefited from several significant transactions.  The effective tax rate for the first six months of 2009 benefited from the previously noted termination of a leveraged lease transaction.  The effective tax rate for the first six months of 2008 benefited from the sale of our equity interest in an aircraft leveraged lease in March 2008.  The total income tax benefit from this transaction was approximately $6.0 million.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities was $4.5 billion as of June 30, 2009, $2.8 billion as of December 31, 2008, and $2.9 billion as of June 30, 2008.  The increase in the carrying value of our investment securities during 2009 was primarily due to investments made in debt securities issued by the U.S. Treasury and mortgage-backed securities issued by U.S. Government-Sponsored Enterprises.  These investments in high grade securities with relatively short durations, allows us to maintain flexibility to redeploy funds should such opportunities arise.

Investment securities with a carrying value of $2.8 billion as of June 30, 2009, $2.0 billion as of December 31, 2008, and $1.8 billion as of June 30, 2008 were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.  Investment securities available-for-sale pledged where the secured party has the right to sell or repledge the investment securities were $817.1 million as of June 30, 2009, $838.1 million as of December 31, 2008, and $739.1 million as of June 30, 2008.

Gross unrealized losses on our temporarily impaired investment securities were $35.7 million as of June 30, 2009, $47.4 million as of December 31, 2008, and $36.2 million as of June 30, 2008.  Gross unrealized losses related to our temporarily impaired investment securities decreased from December 31, 2008 and June 30, 2008 primarily due to favorable movements in market interest rates.

As of June 30, 2009, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.

Table 7 presents the par value, amortized cost, and fair value of our debt and mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as of June 30, 2009.  As of June 30, 2009, we owned mortgage-backed securities issued by non-agencies with an estimated fair value of $214.6 million.  See Note 2 to the Consolidated Financial Statements (Unaudited) for more information.

Investment Securities Issued by the Federal National Mortgage Association
and the Federal Home Loan Mortgage Corporation (Unaudited)			Table 7
(dollars in thousands)	Par Value	Amortized Cost	Fair Value
As of June 30, 2009
Debt Securities Issued by U.S. Government-Sponsored Enterprises
Federal National Mortgage Association	$250	$252	$270
Federal Home Loan Mortgage Corporation	500	499	538
Subtotal	750	751	808
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises
Federal National Mortgage Association	745,748	747,025	772,259
Federal Home Loan Mortgage Corporation	654,496	654,703	677,304
Subtotal	1,400,244	1,401,728	1,449,563
Total	$1,400,994	$1,402,479	$1,450,371

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances (Unaudited)					Table 8
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2009	2009	2008	2008	2008
Commercial
Commercial and Industrial	$932,444	$1,000,640	$1,053,781	$1,077,314	$1,052,319
Commercial Mortgage	788,226	726,193	740,779	708,961	680,784
Construction	140,455	153,754	153,952	153,364	168,678
Lease Financing	468,030	454,822	468,140	467,279	471,443
Total Commercial	2,329,155	2,335,409	2,416,652	2,406,918	2,373,224
Consumer
Residential Mortgage	2,309,971	2,402,061	2,461,824	2,478,925	2,485,558
Home Equity	977,632	1,016,381	1,033,221	1,004,437	989,683
Automobile	309,877	343,642	369,789	395,015	413,338
Other [1]	223,276	241,233	248,747	254,163	256,325
Total Consumer	3,820,756	4,003,317	4,113,581	4,132,540	4,144,904
Total Loans and Leases	$6,149,911	$6,338,726	$6,530,233	$6,539,458	$6,518,128

1 Comprised of other revolving credit, installment, and lease financing.

Loans and leases represent our largest category of interest earning assets and the largest source of interest income.  Total loans and leases as of June 30, 2009 decreased by $380.3 million or 6% from December 31, 2008 and decreased by $368.2 million or 6% from June 30, 2008.

Commercial loans and leases as of June 30, 2009 decreased by $87.5 million or 4% from December 31, 2008.  The decrease in our commercial and industrial lending portfolio was primarily due to continued payoffs by corporate national customers.  The decrease in our construction lending portfolio was consistent with a slowing economy in Hawaii.  This was partially offset by an increase in our commercial mortgage portfolio primarily due to one new commercial credit.  While we continue to lend to credit worthy customers, we remain cautious in our lending approach in the current economic environment.  Consumer loans and leases as of June 30, 2009 decreased by $292.8 million or 7% from December 31, 2008.  We continued to experience higher levels of refinancing activity in the second quarter of 2009, albeit at lower levels compared to the first quarter of 2009, as a result of lower interest rates on mortgage-based products.  Balances in other consumer loan categories have decreased as a result of reduced customer demand in a slowing economy in Hawaii.

Commercial loans and leases as of June 30, 2009 decreased by $44.1 million or 2% from June 30, 2008.  We have experienced run-off in our commercial and industrial portfolio as the economy has slowed in Hawaii.  Our strategy over the past year has been to reduce our construction lending exposure and to grow our commercial secured mortgage portfolio.  Consumer loans and leases as of June 30, 2009 decreased by $324.1 million or 8% from June 30, 2008.  The decrease across all consumer lending portfolios over the past year was a result of reduced customer demand in a slowing economy in Hawaii.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio (Unaudited)					Table 9
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2009	2009	2008	2008	2008
Commercial
Hawaii
Commercial and Industrial	$683,693	$660,038	$705,658	$695,570	$710,528
Commercial Mortgage	701,135	640,224	646,280	628,732	599,385
Construction	134,638	146,258	145,208	142,719	157,642
Lease Financing	45,507	50,311	50,622	50,294	51,854
U.S. Mainland [1]
Commercial and Industrial	172,702	234,467	229,924	244,498	207,369
Commercial Mortgage	14,086	14,210	14,405	4,695	4,808
Construction	5,817	6,220	6,438	8,655	9,045
Lease Financing	385,064	372,008	385,181	387,160	389,013
Guam
Commercial and Industrial	64,151	73,595	77,507	78,700	71,340
Commercial Mortgage	69,667	70,056	78,291	73,240	74,226
Construction	—	1,276	2,306	1,990	1,991
Lease Financing	18,293	14,479	13,181	10,962	11,329
Other Pacific Islands
Commercial and Industrial	8,470	9,343	12,177	14,660	15,942
Commercial Mortgage	1,510	1,609	1,703	2,188	2,365
Foreign [2]
Commercial and Industrial	3,428	23,197	28,515	43,886	47,140
Commercial Mortgage	1,828	94	100	106	—
Lease Financing	19,166	18,024	19,156	18,863	19,247
Total Commercial	2,329,155	2,335,409	2,416,652	2,406,918	2,373,224
Consumer
Hawaii
Residential Mortgage	2,103,104	2,189,237	2,242,637	2,255,970	2,257,489
Home Equity	931,010	967,570	982,379	953,078	936,142
Automobile	219,346	239,960	256,131	271,568	282,843
Other [3]	167,695	181,102	185,479	189,417	189,087
U.S. Mainland [1]
Home Equity	23,222	25,876	28,034	29,473	31,881
Automobile	36,302	41,785	45,559	48,631	49,792
Guam
Residential Mortgage	198,941	204,902	210,987	214,748	219,857
Home Equity	20,223	19,726	19,546	18,625	18,313
Automobile	49,799	56,665	61,907	67,600	72,428
Other [3]	27,475	29,518	30,992	31,961	33,078
Other Pacific Islands
Residential Mortgage	7,926	7,922	8,200	8,207	8,212
Home Equity	3,177	3,209	3,262	3,261	3,347
Automobile	4,430	5,232	6,192	7,216	8,275
Other [3]	28,096	30,609	32,271	32,780	34,157
Foreign [2]
Other [3]	10	4	5	5	3
Total Consumer	3,820,756	4,003,317	4,113,581	4,132,540	4,144,904
Total Loans and Leases	$6,149,911	$6,338,726	$6,530,233	$6,539,458	$6,518,128

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

Other Assets

Table 10 presents the major components of other assets as of June 30, 2009, December 31, 2008, and June 30, 2008.

Other Assets (Unaudited)			Table 10
	June 30,	December 31,	June 30,
(dollars in thousands)	2009	2008	2008
Bank-Owned Life Insurance	$199,241	$196,043	$192,716
Federal and State Tax Deposits	82,500	82,500	61,000
Federal Home Loan Bank and Federal Reserve Bank Stock	79,723	79,705	79,635
Low-Income Housing and Other Equity Investments	28,185	30,920	33,176
Derivative Financial Instruments	22,426	38,870	6,790
Accounts Receivable	17,919	17,607	20,747
Other	36,000	28,922	35,202
Total Other Assets	$465,994	$474,567	$429,266

The decrease in other assets from December 31, 2008 was primarily due to a $14.4 million decrease in the estimated fair value of our customer-related interest rate swap accounts, which have off-setting amounts recorded in other liabilities.  This was partially offset by a $3.2 million increase each in bank-owned life insurance and prepaid insurance and other prepaid expenses.  Total other assets as of June 30, 2009 increased by $36.7 million or 9% from June 30, 2008.  This was primarily due to a $21.5 million increase in federal and state tax deposits.  Also contributing to the increase in total other assets was a $14.1 million increase in the estimated fair value of our customer-related interest rate swap accounts, which have off-setting amounts recorded in other liabilities.  This was partially offset by a $5.0 million decrease in low-income housing and other equity investments as a result of amortization of these investments recorded over this period, and a $3.7 million decrease in dealer advances.

As of June 30, 2009, the carrying value of our Federal Home Loan Bank of Seattle (“FHLB”) stock was $61.3 million.  On May 20, 2009, the FHLB filed its Form 10-Q with the SEC, for the quarterly period ended March 31, 2009.  The FHLB reported a net loss of $16.2 million for its first quarter of 2009.  The FHLB also reported retained earnings of $198.3 million and an accumulated other comprehensive loss of $1.1 billion as of March 31, 2009.  The FHLB has the capacity to issue additional debt if necessary to raise cash.  Additionally, if needed, the FHLB has the ability to secure funding available to government-sponsored enterprises through the U.S. Treasury.  Management expects the Company to remain a member institution of the FHLB and believes that there is no impairment related to the carrying amount of the Company’s FHLB stock as of June 30, 2009.  See Note 1 to the Consolidated Financial Statements (Unaudited) for information on our accounting and impairment policy.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits (Unaudited)					Table 11
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2009	2009	2008	2008	2008
Consumer	$4,747,612	$4,702,494	$4,593,248	$4,460,965	$4,463,632
Commercial	3,828,521	3,645,842	3,221,668	2,835,699	3,013,234
Public and Other	443,528	864,455	477,182	361,820	427,124
Total Deposits	$9,019,661	$9,212,791	$8,292,098	$7,658,484	$7,903,990

The increase in our deposit balances as of June 30, 2009 from December 31, 2008 was primarily due to a $577.5 million increase in our business money market savings accounts and a $203.8 million increase in our analyzed business checking accounts.  The increase in our deposit balances as of June 30, 2009 from June 30, 2008 was primarily due to a $691.2 million increase in our business money market savings accounts, a

$416.7 million increase in our bonus rate savings products, and a $325.2 million increase in our analyzed business checking accounts.  These increases were partially offset by a $209.8 million decrease in noninterest-bearing personal checking accounts, and a $177.1 million decrease in qualified public money management accounts.

Table 12 presents the composition of our savings deposits.

Savings Deposits (Unaudited)					Table 12
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2009	2009	2008	2008	2008
Money Market	$1,769,023	$1,607,375	$1,173,132	$965,149	$1,045,790
Regular Savings	2,285,016	2,298,334	1,931,731	1,815,648	1,770,432
Total Savings Deposits	$4,054,039	$3,905,709	$3,104,863	$2,780,797	$2,816,222

Table 13 presents our quarterly average balance of time deposits of $100,000 or more.

Average Time Deposits of $100,000 or More (Unaudited)					Table 13
	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2009	2009	2008	2008	2008
Average Time Deposits	$738,652	$851,668	$891,922	$934,845	$948,729

Borrowings and Long-Term Debt

Borrowings consisted of funds purchased and short-term borrowings, including commercial paper.  Borrowings were $18.7 million as of June 30, 2009, a $2.0 million or 10% decrease from December 31, 2008, and a $60.9 million or 77% decrease from June 30, 2008.  We manage the level of our borrowings to ensure that we have adequate sources of liquidity.  Due to our high level of deposits and our increased capital levels, we reduced the level of borrowings as a source of funds.

Long-term debt was $91.4 million as of June 30, 2009, a $111.9 million or 55% decrease from December 31, 2008, and a $113.9 million or 55% decrease from June 30, 2008.  The decrease in long-term debt from December 31, 2008 and June 30, 2008 was primarily due to our repayment of

$119.0 million in subordinated notes and our repayment of $25.0 million in privately placed notes in the first quarter of 2009.  This was partially offset by our recognition of $32.4 million in non-recourse debt on the balance sheet in the second quarter of 2009, which was previously not recognized as an obligation of the Bank under leveraged lease accounting treatment.  See Note 3 to the Consolidated Financial Statements (Unaudited) for more information on the leasing transaction.

Securities Sold Under Agreements to Repurchase

Table 14 presents the composition of our securities sold under agreements to repurchase as of June 30, 2009, December 31, 2008, and June 30, 2008.

Securities Sold Under Agreements to Repurchase (Unaudited)			Table 14
	June 30,	December 31,	June 30,
(dollars in thousands)	2009	2008	2008
Government Entities	$1,124,794	$353,835	$378,518
Private Institutions	675,000	675,000	650,000
Total Securities Sold Under Agreements to Repurchase	$1,799,794	$1,028,835	$1,028,518

As of June 30, 2009, the increase in securities sold under agreements to repurchase from 2008 was primarily due to new placements to accommodate certain government entities.  A portion of the increase in securities sold under agreements to repurchase resulted from the withdrawal of public interest-bearing demand deposits in the second quarter of 2009.  As of June 30, 2009, the weighted average maturity was 23 days for our securities sold under agreements to repurchase with government entities and 7.80 years for securities sold under agreements to repurchase with private institutions, subject to the private institutions’ right to terminate agreements at earlier specified dates which could decrease the weighted average maturity to 298 days.  As of June 30, 2009, $175.0 million of our securities sold under agreements to repurchase placed with private institutions were indexed to the London Inter Bank Offered Rate (“LIBOR”) with the remaining $500.0 million at fixed interest rates.  If the agreements with private institutions are not terminated by the specified dates, the interest rates on the agreements become fixed, at rates ranging from 2.98% to 5.00%, for the remaining term of the respective agreements.  As of June 30, 2009, the weighted average interest rate for outstanding agreements with private institutions was 3.51%.

Shareholders’ Equity

As of June 30, 2009, shareholders’ equity was $845.9 million, an increase of $55.2 million or 7% from December 31, 2008 and an increase of $78.3 million or 10% from June 30, 2008.  The increase in shareholders’ equity from December 31, 2008 was primarily due to earnings for the first six months of 2009 of $67.0 million and changes in the fair value of our investment securities available-for-sale, net of tax, of $26.3 million.  The change in fair value of our investment securities available-for-sale, net of tax, was due to favorable interest rate movements and the larger investment portfolio as of June 30, 2009.  This was partially offset by cash dividends paid of $43.1 million.  Further discussion on our capital structure is included in the “Corporate Risk Profile — Capital Management” section of MD&A.

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

The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to our overall asset and liability management activities on a proportionate basis.  The basis for the allocation of net interest income is a function of our assumptions that are subject to change based on changes in current interest rates and market conditions.  Funds transfer pricing also serves to transfer interest rate risk to Treasury.  However, the other business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions within guidelines.  See Note 5 to the Consolidated Financial Statements (Unaudited) for selected financial information as of and for the three months ended June 30, 2009 and 2008.

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, and installment loans.  Deposit products include checking, savings, and time deposit accounts.  Products and services from Retail Banking are delivered to customers through 73 Hawaii branch locations, 486 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

Net income decreased by $9.8 million or 39% in the second quarter of 2009 compared to the same period in 2008 primarily due to an increase in the Provision, a decrease in net interest income, as well as an increase in noninterest expense.  This was partially offset by an increase in noninterest income.   The $8.9 million increase in the Provision was primarily due to higher net charge-offs of loans in the segment’s home equity and residential mortgage portfolios.  The $5.9 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances.  The $2.2 million increase in noninterest expense was primarily due to higher FDIC base insurance assessments as well as our share of an industry-wide assessment by the FDIC.  The $1.5 million increase in noninterest income was primarily due to higher mortgage banking income, a result of higher refinancing activity.

Net income decreased by $16.0 million or 34% for the first six months of 2009 compared to the same period in 2008. The decrease in net income was primarily due to an increase in the Provision and noninterest expense, along with a decrease in net interest income.  This was partially offset by an increase in noninterest income.  The $15.5 million increase in the Provision was primarily due to higher net charge-offs of loans in the segment’s home equity and residential mortgage portfolios.  The $10.9 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances.  The $3.9 million increase in noninterest expense was primarily due to higher FDIC base insurance assessments as well as our share of an industry-wide assessment by the FDIC.  The $5.0 million increase in noninterest income was primarily due to higher mortgage banking income, a result of higher refinancing activity.

Commercial Banking

Commercial Banking offers products including corporate banking, commercial real estate loans, commercial lease financing, auto dealer financing, consumer automobile loans and leases, deposit and cash management products, merchant services to its small business customers, and wholesale/retail property and casualty insurance products.  Commercial lending, deposit, and cash management services are offered to middle-market and large companies in Hawaii.  Commercial real estate mortgages focus on customers that include investors, developers, and builders domiciled in Hawaii.  Commercial Banking also includes syndicated lending activities, international banking, and operations at our 12 branches in the Pacific Islands.

Net income decreased by $7.7 million or 72% in the second quarter of 2009 compared to the second quarter of 2008 primarily due to an increase in the Provision and noninterest expense.  The $11.8 million increase in the Provision was primarily due to higher net charge-offs of loans and leases in the segment.  The $2.9 million increase in noninterest expense was primarily due to higher FDIC base insurance assessments as well as our share of an industry-wide assessment by the FDIC.  This was partially offset by a $3.2 million increase in noninterest income primarily due to the pre-tax gain on the sale of our equity interest in an aircraft lease and to the net proceeds from the sale of our retail insurance brokerage operation.

Net income decreased by $11.7 million or 44% for the first six months of 2009 compared to the same period in 2008 primarily due to an increase in the Provision and noninterest expense.  The $14.4 million increase in the Provision was primarily due to higher net charge-offs of loans and leases in the segment.  The $2.9 million increase in noninterest expense was primarily due to higher FDIC base insurance assessments as well as our share of an industry-wide assessment by the FDIC.

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

Net income decreased by $2.6 million or 64% in the second quarter of 2009 compared to the same period in 2008 primarily due to a decrease in noninterest income and an increase in the Provision.  The $4.4 million decrease in noninterest income was primarily due to lower fee income as a result of lower asset values under trust administration.  The $0.7 million increase in the Provision was primarily due to higher net charge-offs of loans in this segment.

Net income decreased by $5.3 million or 71% for the first six months of 2009 compared to the same period in 2008 primarily due to a decrease in noninterest income and an increase in the Provision.  The $8.2 million decrease in noninterest income was primarily due to lower fee income as a result of lower asset values under trust administration.  The $1.6 million increase in the Provision was primarily due to higher net charge-offs of loans and leases in the segment.

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

Net income increased by $2.2 million or 92% in the second quarter 2009 compared to the same period in 2008 primarily due to a lower provision for taxes and higher net interest income, partially offset by lower noninterest income and higher noninterest expense.  The $3.3 million decrease in the provision for income taxes was primarily due to a reduction in the Company’s effective tax rate.  The $1.1 million increase in net interest income was primarily due to the increase in the balance of the investment portfolio and reductions in long-term debt.  The $1.2 million increase in noninterest expense was primarily due to a corporate insurance self-insurance reserve adjustment in 2008 and higher FDIC base assessments as well as our share of an industry-wide assessment by the FDIC.  The $1.0 million decrease in noninterest income was primarily due to unrealized gains related to our subordinated notes recorded in the second quarter of 2008.

Net income decreased by $6.6 million or 51% for the first six months of 2009 compared to the same period in 2008 primarily due to lower noninterest income, partially offset by lower noninterest expense and higher net interest income.  The $14.5 million decrease in noninterest income was primarily due to a $13.7 million gain from the mandatory redemption of our Visa shares in the first quarter of 2008 and unrealized gains from our subordinated notes in the second quarter of 2008.  The $5.7 million decrease in noninterest expense was primarily due to various accruals recorded in the first quarter of 2008 (cash awards to purchase our stock and earnings-based incentive compensation) and lower separation expense.  The $2.1 million increase in net interest income was primarily due to reductions in long-term debt.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, Corporate Services Group, and Corporate and Regulatory Administration) included in Treasury provide a wide-range of support to our other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

Our overall credit risk position is reflective of the continued weak economic activity during the second quarter of 2009, with increasing levels of non-performing assets compared to December 31, 2008.  The signs of slowness in the Hawaii economy continued as visitor arrivals declined in 2009 compared to the same period in 2008.  Trends in the construction and real estate industries are also slowing.  Hawaii’s seasonally adjusted unemployment rate increased to 7.4% as of June 30, 2009.  The slow economy in Hawaii is resulting in higher delinquencies and loss rates in our loan and lease portfolio, with the primary impact in our mortgage-related consumer lending, commercial and industrial, and commercial real estate portfolios.  We also have elevated risk in our air transportation portfolio due to a weaker economy in Hawaii and the U.S. Mainland.

Table 15 summarizes our outstanding air transportation credit exposure.  As of June 30, 2009, included in our commercial leasing portfolio were eight leveraged leases on aircraft that were originated in the 1990’s and prior.  Outstanding credit exposure related to these leveraged leases was $53.9 million as of June 30, 2009.  The decrease in our air transportation credit exposure as of June 30, 2009 compared to prior periods was primarily due to the sale of our equity interest in a cargo aircraft in the second quarter of 2009.  See Note 3 to the Consolidated Financial Statements (Unaudited) for more information on this transaction.

Relative to our total loan and lease portfolio, domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, and marginal pricing power.  We believe that volatile fuel costs, coupled with a weak U.S. Mainland economy, will place additional pressure on the financial health of air transportation carriers for the foreseeable future.

As of June 30, 2009, we also had an $8.2 million exposure related to one direct financing lease for an aircraft, whose intermediary and guarantor subsequently disclosed that it will not receive additional financial support from the U.S. government and that it could file for bankruptcy protection.

These aircraft leases have been considered in our quarterly evaluation of the adequacy of the Allowance as we continue to consider the ongoing financial concerns about the air transportation industry.

Air Transportation Credit Exposure [1] (Unaudited)					Table 15
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2009	2009	2008	2008	2008
Passenger Carriers Based In the United States	$56,774	$56,876	$60,189	$60,260	$60,603
Passenger Carriers Based Outside the United States	5,374	5,433	5,672	5,809	7,161
Cargo Carriers	—	13,994	13,831	13,689	13,568
Total Air Transportation Credit Exposure	$62,148	$76,303	$79,692	$79,758	$81,332

1  Exposure includes leveraged leases and a direct financing lease.

Non-Performing Assets

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More (Unaudited)					Table 16
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2009	2009	2008	2008	2008
Non-Performing Assets
Non-Accrual Loans and Leases [1]
Commercial
Commercial and Industrial	$10,511	$21,839	$3,869	$574	$1,119
Commercial Mortgage	1,219	—	—	—	—
Construction	6,548	5,001	5,001	—	—
Lease Financing	956	910	133	149	329
Total Commercial	19,234	27,750	9,003	723	1,448
Consumer
Residential Mortgage	16,265	9,230	3,904	3,749	3,784
Home Equity	2,567	1,620	1,614	1,162	1,189
Other [2]	550	1,383	—	—	30
Total Consumer	19,382	12,233	5,518	4,911	5,003
Total Non-Accrual Loans and Leases	38,616	39,983	14,521	5,634	6,451
Foreclosed Real Estate	438	346	428	293	229
Total Non-Performing Assets	$39,054	$40,329	$14,949	$5,927	$6,680

Accruing Loans and Leases Past Due 90 Days or More [1]
Commercial
Commercial and Industrial	$13	$—	$6,785	$—	$—
Lease Financing	—	257	268	—	—
Total Commercial	13	257	7,053	—	—
Consumer
Residential Mortgage	4,657	4,794	4,192	3,455	2,601
Home Equity	2,879	1,720	1,077	296	201
Automobile	769	776	743	758	625
Other [2]	1,270	1,100	1,134	926	756
Total Consumer	9,575	8,390	7,146	5,435	4,183
Total Accruing Loans and Leases Past Due 90 Days or More	$9,588	$8,647	$14,199	$5,435	$4,183
Total Loans and Leases	$6,149,911	$6,338,726	$6,530,233	$6,539,458	$6,518,128
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.63%	0.63%	0.22%	0.09%	0.10%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.63%	0.64%	0.23%	0.09%	0.10%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases	0.83%	1.19%	0.37%	0.03%	0.06%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Foreclosed Real Estate	0.52%	0.31%	0.14%	0.13%	0.13%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases	0.79%	0.77%	0.45%	0.17%	0.17%

Quarter-to-Quarter Changes in Non-Performing Assets
Balance at Beginning of Quarter	$40,329	$14,949	$5,927	$6,680	$6,045
Additions	22,459	29,164	15,464	1,355	2,900
Reductions
Payments	(15,593)	(874)	(2,440)	(955)	(630)
Return to Accrual Status	(230)	(768)	(1,468)	(756)	(943)
Sales of Foreclosed Real Estate	—	(82)	—	—	—
Charge-offs/Write-downs	(7,911)	(2,060)	(2,534)	(397)	(692)
Total Reductions	(23,734)	(3,784)	(6,442)	(2,108)	(2,265)
Balance at End of Quarter	$39,054	$40,329	$14,949	$5,927	$6,680

1 As of June 30, 2009, troubled debt restructurings which were not included in non-accrual loans and accruing loans past due 90 days or more were $2.3 million.

2 Comprised of other revolving credit, installment, and lease financing.

NPAs are comprised of non-accrual loans and leases and foreclosed real estate. The $24.1 million increase in NPAs from December 31, 2008 was primarily due to additions to non-accrual status of $12.4 million in residential mortgage loans, $6.6 million in commercial and industrial loans, $1.5 million in construction loans, and $1.2 million in commercial mortgage loans.

The increase in residential mortgage non-accrual loans was primarily due to the addition to non-accrual status of five loans totaling $5.8 million.  These loans were comprised of a $1.9 million loan related to an owner-occupied property on Oahu and $3.9 million in loans related to four properties on the neighbor islands.  The increase in residential mortgage non-accrual loans was also due to the addition to non-accrual status of $2.3 million in land loans.

Activity in our commercial and industrial portfolio during the second quarter of 2009 included the addition to non-accrual status of three loans totaling $7.1 million to Hawaii middle-market borrowers which have been adversely impacted by the slow economy in Hawaii.  This was offset by the sale of a $16.9 million commercial and industrial loan made to a large national mall owner which was previously on non-accrual status.

Residential mortgage and home equity lending comprise the largest components of our consumer lending portfolio.  Home equity lending represents higher risk due to its predominantly junior lien position.  As of June 30, 2009, $523.0 million of home equity loans outstanding were related to properties where we hold both the first and second lien.  An additional $165.0 million in home equity loans outstanding were related to properties where our home equity lien is in the first position.  The remaining $290.0 million in home equity loans outstanding were behind another institution's first lien.  Within our home equity portfolio, the segment that exposes us to the most risk are those loans to customers whose home equity lines were originated in 2005 or later, have current monitoring credit scores below 660, and have current loan-to-value (“LTV”) ratios greater than 70%.  This segment of our home equity portfolio was $55.0 million as of June 30, 2009, and represented approximately 6% of our total home equity portfolio.

Included in NPAs are loans that we consider impaired.  Impaired loans are defined as those which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms have been modified in a troubled debt restructuring (“TDR”).  Impaired loans were $33.8 million as of June 30, 2009, $8.3 million as of December 31, 2008, and $0.2 million as of June 30, 2008. Impaired loans had a related Allowance of $7.9 million as of June 30, 2009 and less than $0.1 million as of December 31, 2008 and June 30, 2008.

As of June 30, 2009, we had loans whose terms had been modified in a TDR of $2.9 million. This was comprised of two commercial loans totaling $2.3 million which were accruing interest as of June 30, 2009 and one residential mortgage loan of $0.6 million which was on non-accrual status as of June 30, 2009. Our loans whose terms have been modified in a TDR were primarily the result of modification of interest rates to below market rates and extensions of maturity dates.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and still accruing interest because they are well secured and in the process of collection. The decrease in loans and leases past due 90 days or more and still accruing interest from December 31, 2008 was primarily due to the payoff of two commercial loans during the first quarter of 2009. The increase in loans and leases past due 90 days or more and still accruing interest from June 30, 2008 reflects increased delinquency activity in consumer loans, consistent with a slowing economy in Hawaii.

Reserve for Credit Losses

Table 17 presents the activity in our reserve for credit losses.

Reserve for Credit Losses (Unaudited)				Table 17
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
Balance at Beginning of Period	$139,835	$105,167	$128,667	$96,167
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(12,249)	(1,396)	(18,713)	(2,785)
Lease Financing	(4,473)	(142)	(4,493)	(276)
Consumer
Residential Mortgage	(1,814)	(133)	(2,641)	(133)
Home Equity	(3,303)	(473)	(5,619)	(1,279)
Automobile	(2,121)	(2,187)	(5,103)	(5,102)
Other [1]	(3,643)	(1,954)	(7,220)	(4,757)
Total Loans and Leases Charged-Off	(27,603)	(6,285)	(43,789)	(14,332)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	228	201	770	1,187
Lease Financing	30	2	32	5
Consumer
Residential Mortgage	126	17	271	95
Home Equity	76	26	172	47
Automobile	735	700	1,462	1,496
Other [1]	718	667	1,423	1,403
Total Recoveries on Loans and Leases Previously Charged-Off	1,913	1,613	4,130	4,233
Net Loans and Leases Charged-Off	(25,690)	(4,672)	(39,659)	(10,099)
Provision for Credit Losses	28,690	7,172	53,577	21,599
Provision for Unfunded Commitments	—	—	250	—
Balance at End of Period [2]	$142,835	$107,667	$142,835	$107,667

Components
Allowance for Loan and Lease Losses	$137,416	$102,498	$137,416	$102,498
Reserve for Unfunded Commitments	5,419	5,169	5,419	5,169
Total Reserve for Credit Losses	$142,835	$107,667	$142,835	$107,667

Average Loans and Leases Outstanding	$6,258,403	$6,531,587	$6,351,938	$6,559,753

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	1.65%	0.29%	1.26%	0.31%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	2.23%	1.57%	2.23%	1.57%

1 Comprised of other revolving credit, installment, and lease financing.

2 Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the Consolidated Statements of Condition (Unaudited).

We maintain a Reserve which consists of two components, the Allowance and a Reserve for Unfunded Commitments (“Unfunded Reserve”).  The Reserve provides for the risk of credit losses inherent in the loan and lease portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

The level of the Allowance is adjusted by recording an expense or recovery through the Provision.  The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense.  The Provision exceeded net charge-offs of loans and leases for the second quarter of 2009 by $3.0 million and by $13.9 million for the first six months of 2009.  Commercial and industrial charge-offs for the second quarter of 2009 included a $6.9 million partial charge-off related to the previously noted sale of a loan made to a large national mall owner as well as a $2.3 million partial charge-off related to a non-relationship syndicated credit that was subsequently sold.  Commercial lease financing charge-offs for the second quarter of 2009 included a $4.4 million charge-off related to the replacement of an existing leveraged lease with a direct financing lease.  See Note 3 to the Consolidated Financial Statements (Unaudited) for more information. Charge-off activity in our consumer portfolios in the second quarter of 2009 was consistent with slowness in the Hawaii economy.

As of June 30, 2009, the Allowance was $137.4 million or 2.23% of total loans and leases outstanding.  This represents an increase of 34 basis points from December 31, 2008 and an increase of 66 basis points from June 30, 2008.  The increase in the Allowance during the second quarter of 2009 was due to increased risk in our mortgage-related consumer lending portfolios due to the overall weakness in the Hawaii economy.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of June 30, 2009, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

We increased the Unfunded Reserve by $0.3 million from December 31, 2008 and June 30, 2008.  The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 18 presents, as of June 30, 2009 and 2008, an estimate of the change in net interest income during a quarterly time frame that would result from a gradual change in interest rates, moving in a parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on the net interest income simulation as of June 30, 2009, net interest income sensitivity to changes in interest rates as of June 30, 2009 was slightly more sensitive to higher interest rate scenarios but less sensitive to lower interest rate scenarios compared to the sensitivity profiles as of June 30, 2008.  Economic conditions and government intervention have caused interest rates to fall to low levels and introduced significant market volatility.  In addition, credit spreads remained wide relative to historic levels.  These factors have contributed to greater interest rate risk to the Company as of June 30, 2009.

Net Interest Income Sensitivity Profile (Unaudited)				Table 18
	Change in Net Interest Income Per Quarter
(dollars in thousands)	June 30, 2009		June 30, 2008
Change in Interest Rates (basis points)
+200	$(605)	(0.6)%	$(539)	(0.5)%
+100	(403)	(0.4)	(108)	(0.1)
-100	(403)	(0.4)	(1,185)	(1.1)
-200	(1,613)	(1.6)	(2,478)	(2.3)

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

We also use the Market Value of Portfolio Equity (“MVPE”) sensitivity analysis to estimate the net present value change in our net assets (i.e., assets, liabilities, and off-balance sheet instruments) from changes in interest rates.  The MVPE was approximately $1.9 billion as of June 30, 2009 and approximately $1.8 billion as of June 30, 2008.  Table 19 presents, as of June 30, 2009 and 2008, an estimate of the change in the MVPE that would occur from an instantaneous 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve.  The MVPE sensitivity decreased as of June 30, 2009 compared to June 30, 2008 as a result of changes in the balance sheet, particularly from higher deposit balances.  A further significant parallel decline in interest rates effectively creates a 0% interest rate environment which greatly reduces the estimated value of both our loans and deposits.

Market Value of Equity Sensitivity Profile (Unaudited)				Table 19
	Change in Market Value of Equity
(dollars in thousands)	June 30, 2009		June 30, 2008
Change in Interest Rates (basis points)
+200	$(27,465)	(1.5)%	$(185,348)	(10.6)%
+100	13,945	0.7	(79,522)	(4.5)
-100	(48,606)	(2.6)	(17,573)	(1.0)
-200	(158,936)	(8.5)	(153,445)	(8.7)

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

We strengthened our liquidity position in the second quarter of 2009, with increased levels of funding.  Total deposits were $9.0 billion as of June 30, 2009, a $727.6 million or 9% increase from December 31, 2008 and a $1.1 billion or 14% increase from June 30, 2008.  As a result, cash and cash equivalents were $954.6 million as of June 30, 2009, an increase of $158.1 million from December 31, 2008 and an increase of $667.9 million from June 30, 2008.

Capital Management

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of June 30, 2009, the Company and the Bank were “well capitalized” under this regulatory framework.  There have been no conditions or events since June 30, 2009 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of June 30, 2009, our shareholders’ equity was $845.9

million, a $55.2 million or 7% increase from December 31, 2008, and a $78.3 million or 10% increase from June 30, 2008.

In response to a slowing economy and economic uncertainty, we began in the second half of 2008 to increase capital.  As of June 30, 2009, our Tier 1 capital ratio was 12.56%, our total capital ratio was 13.82%, our leverage ratio was 6.66%, and our ratio of tangible common equity to risk-weighted assets was 13.02%.

From the beginning of our share repurchase program in July 2001 through October 28, 2008, we repurchased a total of 45.6 million shares of common stock and returned $1.6 billion to our shareholders at an average cost of $35.44 per share.  We have not repurchased shares of our common stock since October 2008, except for purchases from our employees in connection with income tax withholdings related to the vesting of restricted stock and shares purchased for our Rabbi Trust.  Total share repurchase authority under our share repurchase program was $1.70 billion as of July 22, 2009.  Remaining buyback authority under our share repurchase program was $85.4 million as of July 22, 2009.

In July 2009, our Board of Directors declared a quarterly cash dividend of $0.45 per share on our outstanding shares.  The dividend will be payable on September 15, 2009 to our shareholders of record at the close of business on August 31, 2009.

Table 20 presents our regulatory capital and ratios as of June 30, 2009, December 31, 2008, and June 30, 2008.

	Regulatory Capital and Ratios (Unaudited)			Table 20
		June 30,	December 31,	June 30,
	(dollars in thousands)	2009	2008	2008 [1]
	Regulatory Capital
	Shareholders’ Equity	$845,885	$790,704	$767,558
Less:	Cumulative Change in Fair Value of Financial Liabilities Accounted for Under the Fair Value Option	(2,565)	(683)	(1,838)
	Goodwill	34,959	34,959	34,959
	Postretirement Benefit Liability Adjustments	6,858	7,079	8,398
	Unrealized Valuation and Other Adjustments	22,025	(4,276)	(12,207)
	Other Assets	2,473	2,106	3,027
	Tier 1 Capital	782,135	751,519	735,219
	Allowable Reserve for Credit Losses	78,643	84,163	84,898
	Unrealized Gains on Investment Securities Available-for-Sale	—	—	57
	Total Regulatory Capital	$860,778	$835,682	$820,174

	Risk-Weighted Assets	$6,227,230	$6,688,530	$6,769,036

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio	12.56%	11.24%	10.86%
	Total Capital Ratio	13.82	12.49	12.12
	Leverage Ratio	6.66	7.30	7.01

1 Tier 1 capital, total capital, and leverage ratios as of June 30, 2008 were revised from 10.91%, 12.16%, and 7.04%, respectively.

The revisions to our Regulatory Capital Ratios as of June 30, 2008 did not change our well capitalized position, as defined in the regulatory framework for prompt corrective action, as previously reported.

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

Credit Commitments

Table 21 presents our credit commitments as of June 30, 2009.

Credit Commitments (Unaudited)					Table 21
	Less Than			After 5
(dollars in thousands)	One Year	1-3 Years	4-5 Years	Years	Total
Unfunded Commitments to Extend Credit	$544,104	$408,593	$72,332	$1,112,885	$2,137,914
Standby Letters of Credit	89,627	108	7	—	89,742
Commercial Letters of Credit	20,522	580	7	—	21,109
Total Credit Commitments	$654,253	$409,281	$72,346	$1,112,885	$2,248,765

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4.                                   Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A.                          Risk Factors

There are no material changes from the risk factors set forth under Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of equity securities for the second quarter of 2009 were as follows:

Issuer Purchases of Equity Securities (Unaudited)
			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased [1]	Paid Per Share	or Programs	Plans or Programs [2]
April 1 – 30, 2009	1,899	$34.31	—	$85,356,214
May 1 – 31, 2009	1,246	31.09	—	85,356,214
June 1 – 30, 2009	654	36.20	—	85,356,214
Total	3,799	$33.58	—

[1]

The shares purchased in the second quarter of 2009 were from employees in connection with income tax withholdings related to the vesting of restricted stock, a stock swap by a director, and shares purchased for our Rabbi Trust.  These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

[2]

The share repurchase program was first announced in July 2001.  As of June 30, 2009, $85.4 million remained of the total $1.70 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program.  The program has no set expiration or termination date.

Item 4.                                   Submission of Matters to a Vote of Security Holders

At the annual shareholders meeting held on April 24, 2009, the following matters were submitted to a vote of the shareholders:

a.             Election of Directors *

S. Haunani Apoliona

Votes cast for:	40,699,648
Votes withheld:	611,157

Mary G. F. Bitterman

Votes cast for:	32,574,542
Votes withheld:	8,736,263

Mark A. Burak

Votes cast for:	40,771,172
Votes withheld:	539,632

Michael J. Chun

Votes cast for:	40,802,930
Votes withheld:	507,874

Clinton R. Churchill

Votes cast for:	40,783,416
Votes withheld:	527,389

David A. Heenan

Votes cast for:	32,465,989
Votes withheld:	8,844,815

Peter S. Ho

Votes cast for:	40,729,900
Votes withheld:	580,905

Robert Huret

Votes cast for:	40,766,153
Votes withheld:	544,652

Allan R. Landon

Votes cast for:	40,487,801
Votes withheld:	823,004

Kent T. Lucien

Votes cast for:	37,200,686
Votes withheld:	4,110,118

Martin A. Stein

Votes cast for:	40,763,346
Votes withheld:	547,459

Donald M. Takaki

Votes cast for:	40,409,697
Votes withheld:	901,107

Barbara J. Tanabe

Votes cast for:	32,539,782
Votes withheld:	8,771,022

Robert W. Wo, Jr.

Votes cast for:	32,595,632
Votes withheld:	8,715,172

b.            Ratification of Ernst and Young LLP as independent registered public accountants for the fiscal year ending December 31, 2009.

Votes cast for:	40,603,644
Votes cast against:	679,108
Abstentions:	28,052

c.             Approve the Material Terms of the Amended Performance Measures under the 2004 Stock and Incentive Compensation Plan.

Votes cast for:	28,406,697
Votes cast against:	6,481,258
Abstentions:	140,709

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

Date: July 27, 2009	Bank of Hawaii Corporation

	By:	/s/ Allan R. Landon
Allan R. Landon
Chairman of the Board and
Chief Executive Officer

	By:	/s/ Kent T. Lucien
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