Form 10-Q
period 2009-09-30
BANK OF HAWAII CORP
filed 2009-10-26
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

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

As of October 21, 2009, there were 47,938,676 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands, except per share amounts)	2009	2008	2009	2008
Interest Income
Interest and Fees on Loans and Leases	$79,530	$92,744	$249,464	$295,116
Income on Investment Securities
Trading	—	1,174	594	3,543
Available-for-Sale	46,419	35,152	116,875	104,724
Held-to-Maturity	2,179	2,870	7,115	9,142
Deposits	3	33	18	432
Funds Sold	320	141	1,423	1,553
Other	277	490	829	1,405
Total Interest Income	128,728	132,604	376,318	415,915
Interest Expense
Deposits	12,235	17,736	43,741	65,439
Securities Sold Under Agreements to Repurchase	6,394	7,675	19,523	25,780
Funds Purchased	5	507	15	1,410
Short-Term Borrowings	—	13	—	59
Long-Term Debt	1,207	3,098	4,239	10,304
Total Interest Expense	19,841	29,029	67,518	102,992
Net Interest Income	108,887	103,575	308,800	312,923
Provision for Credit Losses	27,500	20,358	81,077	41,957
Net Interest Income After Provision for Credit Losses	81,387	83,217	227,723	270,966
Noninterest Income
Trust and Asset Management	10,915	14,193	34,428	44,739
Mortgage Banking	4,656	621	18,777	7,656
Service Charges on Deposit Accounts	14,014	13,045	40,310	37,539
Fees, Exchange, and Other Service Charges	14,801	15,604	45,187	47,098
Investment Securities Gains (Losses), Net	(5)	159	63	446
Insurance	7,304	5,902	17,689	18,622
Other	5,115	7,462	30,543	47,550
Total Noninterest Income	56,800	56,986	186,997	203,650
Noninterest Expense
Salaries and Benefits	46,387	46,764	137,595	148,221
Net Occupancy	10,350	11,795	30,686	33,581
Net Equipment	4,502	4,775	13,320	13,570
Professional Fees	2,642	3,270	9,196	8,471
FDIC Insurance	3,290	321	14,091	817
Other	16,816	19,865	56,616	59,424
Total Noninterest Expense	83,987	86,790	261,504	264,084
Income Before Provision for Income Taxes	54,200	53,413	153,216	210,532
Provision for Income Taxes	17,729	6,004	49,699	57,626
Net Income	$36,471	$47,409	$103,517	$152,906
Basic Earnings Per Share	$0.76	$1.00	$2.17	$3.20
Diluted Earnings Per Share	$0.76	$0.99	$2.16	$3.17
Dividends Declared Per Share	$0.45	$0.44	$1.35	$1.32
Basic Weighted Average Shares	47,745,375	47,518,078	47,665,146	47,738,245
Diluted Weighted Average Shares	48,045,873	48,057,965	47,930,271	48,295,901

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

	September 30,	December 31,	September 30,
(dollars in thousands)	2009	2008	2008
Assets
Interest-Bearing Deposits	$5,863	$5,094	$13,845
Funds Sold	401,200	405,789	—
Investment Securities
Trading	—	91,500	90,993
Available-for-Sale	4,827,588	2,519,239	2,572,111
Held-to-Maturity (Fair Value of $201,118; $242,175; and $245,720)	194,444	239,635	249,083
Loans Held for Sale	19,346	21,540	14,903
Loans and Leases	5,931,358	6,530,233	6,539,458
Allowance for Loan and Lease Losses	(142,658)	(123,498)	(115,498)
Net Loans and Leases	5,788,700	6,406,735	6,423,960
Total Earning Assets	11,237,141	9,689,532	9,364,895
Cash and Noninterest-Bearing Deposits	291,480	385,599	285,762
Premises and Equipment	110,173	116,120	118,333
Customers’ Acceptances	950	1,308	1,250
Accrued Interest Receivable	43,047	39,905	41,061
Foreclosed Real Estate	201	428	293
Mortgage Servicing Rights	25,437	21,057	27,707
Goodwill	34,959	34,959	34,959
Other Assets	464,637	474,567	460,787
Total Assets	$12,208,025	$10,763,475	$10,335,047

Liabilities
Deposits
Noninterest-Bearing Demand	$2,055,872	$1,754,724	$1,592,251
Interest-Bearing Demand	1,588,705	1,854,611	1,708,183
Savings	4,365,257	3,104,863	2,780,798
Time	1,240,266	1,577,900	1,577,252
Total Deposits	9,250,100	8,292,098	7,658,484
Funds Purchased	8,670	15,734	189,700
Short-Term Borrowings	7,200	4,900	10,621
Securities Sold Under Agreements to Repurchase	1,524,755	1,028,835	1,109,431
Long-Term Debt (includes $119,275 and $120,598 carried at fair value as of December 31, 2008 and September 30, 2008, respectively)	91,424	203,285	204,616
Banker’s Acceptances	950	1,308	1,250
Retirement Benefits Payable	43,918	54,776	22,438
Accrued Interest Payable	9,740	13,837	12,702
Taxes Payable and Deferred Taxes	254,375	229,699	240,795
Other Liabilities	114,094	128,299	104,990
Total Liabilities	11,305,226	9,972,771	9,555,027
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: September 30, 2009 - 57,028,554 / 47,937,543; December 31, 2008 - 57,019,887 / 47,753,371; and September 30, 2008 - 57,022,797 / 47,707,629)	569	568	568
Capital Surplus	492,346	492,515	491,419
Accumulated Other Comprehensive Income (Loss)	37,307	(28,888)	(18,643)
Retained Earnings	825,709	787,924	770,373
Treasury Stock, at Cost (Shares: September 30, 2009 - 9,091,011; December 31, 2008 - 9,266,516; and September 30, 2008 - 9,315,168)	(453,132)	(461,415)	(463,697)
Total Shareholders’ Equity	902,799	790,704	780,020
Total Liabilities and Shareholders’ Equity	$12,208,025	$10,763,475	$10,335,047

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accum.
				Other
				Compre-
				hensive			Compre-
		Common	Capital	Income	Retained	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	(Loss)	Earnings	Stock	Income
Balance as of December 31, 2008	$790,704	$568	$492,515	$(28,888)	$787,924	$(461,415)
Comprehensive Income:
Net Income	103,517	—	—	—	103,517	—	$103,517
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	65,121	—	—	65,121	—	—	65,121
Amortization of Net Loss Related to Pension and Postretirement Benefit Plans	1,074	—	—	1,074	—	—	1,074
Total Comprehensive Income							$169,712
Share-Based Compensation	1,700	—	1,700	—	—	—
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits (209,847 shares)	6,202	1	(1,869)	—	(1,101)	9,171
Common Stock Repurchased (25,675 shares)	(888)	—	—	—	—	(888)
Cash Dividends Paid	(64,631)	—	—	—	(64,631)	—
Balance as of September 30, 2009	$902,799	$569	$492,346	$37,307	$825,709	$(453,132)

Balance as of December 31, 2007	$750,255	$567	$484,790	$(5,091)	$688,638	$(418,649)
Cumulative-Effect Adjustment of a Change in Accounting Principle, Net of Tax:
Adoption of Accounting Standards Related to the Fair Value Option	(2,736)	—	—	—	(2,736)	—
Comprehensive Income:
Net Income	152,906	—	—	—	152,906	—	$152,906
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(13,699)	—	—	(13,699)	—	—	(13,699)
Amortization of Net Loss Related to Pension and Postretirement Benefit Plans	147	—	—	147	—	—	147
Total Comprehensive Income							$139,354
Share-Based Compensation	4,480	—	4,480	—	—	—
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits (378,382 shares)	13,728	1	2,149	—	(5,075)	16,653
Common Stock Repurchased (1,260,398 shares)	(61,701)	—	—	—	—	(61,701)
Cash Dividends Paid	(63,360)	—	—	—	(63,360)	—
Balance as of September 30, 2008	$780,020	$568	$491,419	$(18,643)	$770,373	$(463,697)

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2009	2008
Operating Activities
Net Income	$103,517	$152,906
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	81,077	41,957
Depreciation and Amortization	10,130	10,878
Amortization of Deferred Loan and Lease Fees	(1,754)	(1,563)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	4,920	1,117
Share-Based Compensation	1,700	4,480
Benefit Plan Contributions	(12,302)	(8,403)
Deferred Income Taxes	(21,235)	(32,559)
Gain on Sale of Insurance Business	(742)	—
Net Gains on Investment Securities	(63)	(446)
Net Change in Trading Securities	91,500	(23,707)
Proceeds from Sales of Loans Held for Sale	902,169	340,955
Originations of Loans Held for Sale	(863,849)	(343,517)
Tax Benefits from Share-Based Compensation	(122)	(1,813)
Net Change in Other Assets and Other Liabilities	(5,589)	(21,944)
Net Cash Provided by Operating Activities	289,357	118,341

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	1,341,645	601,213
Proceeds from Sales	169,952	233,085
Purchases	(3,722,753)	(864,985)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	44,892	43,184
Proceeds from Sale of Insurance Business	1,769	—
Net Change in Loans and Leases	535,023	25,509
Premises and Equipment, Net	(4,183)	(12,034)
Net Cash Provided by (Used In) Investing Activities	(1,633,655)	25,972

Financing Activities
Net Change in Deposits	958,002	(283,888)
Net Change in Short-Term Borrowings	491,156	194,585
Repayments of Long-Term Debt	(143,971)	(32,425)
Tax Benefits from Share-Based Compensation	122	1,813
Proceeds from Issuance of Common Stock	6,569	11,998
Repurchase of Common Stock	(888)	(61,701)
Cash Dividends Paid	(64,631)	(63,360)
Net Cash Provided by (Used In) Financing Activities	1,246,359	(232,978)

Net Change in Cash and Cash Equivalents	(97,939)	(88,665)
Cash and Cash Equivalents at Beginning of Period	796,482	388,272
Cash and Cash Equivalents at End of Period	$698,543	$299,607

Supplemental Information
Cash Paid for:
Interest	$71,615	$110,766
Income Taxes	56,347	75,758
Non-Cash Investing and Financing Activities:
Transfers from Loans and Leases to Foreclosed Real Estate	92	174
Transfers from Loans and Leases to Loans Held for Sale	36,126	—
Replacement of a Leveraged Lease with a Direct Financing Lease	32,437	—

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Investment Securities

Realized gains and losses on investment securities are recorded in noninterest income using the specific identification method.

Non-Marketable Equity Securities

The Company is required to hold non-marketable equity securities, comprised of Federal Home Loan Bank of Seattle (“FHLB”) and Federal Reserve Bank stock, as a condition of membership.  These securities are accounted for at cost which equals par or redemption value.  Ownership is restricted and there is no market for these securities.  These securities are redeemable at par by the issuing government supported institutions.  These securities, recorded as a component of other assets, are periodically evaluated for impairment, considering the ultimate recoverability of the par value.  The primary factor supporting the carrying value is the commitment of the issuer to perform its obligations, including providing credit and other services to the Bank.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”)

In June 2009, the FASB issued an accounting standard which established the Codification to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff.  All guidance contained in the Codification carries an equal level of authority.  The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics.  The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended September 30, 2009.  The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on the Company’s statements of income and condition.

Fair Value Measurements

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on January 1, 2008.  This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements.  On January 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities.  The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition.  This accounting standard was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures.”

In April 2009, the FASB issued an accounting standard which provided guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and in identifying transactions that are not orderly.  In such instances, the accounting standard provides that management may determine that further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with GAAP.  The Company adopted this accounting standard on April 1, 2009.  The provisions in this accounting standard were applied prospectively and did not result in significant changes to the Company’s valuation techniques.  Furthermore, the adoption of this accounting standard, which was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures,” is not expected to have a material impact on the Company’s statements of income and condition.

In April 2009, the FASB issued an accounting standard related to disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended June 30, 2009.  As this accounting standard amended only the disclosure requirements about the fair value of financial instruments in interim periods, the adoption had no impact on the Company’s statements of income and condition.  See Note 8 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 825, “Financial Instruments.”

Derivative Financial Instruments

In March 2008, the FASB issued an accounting standard related to disclosure requirements for derivative financial instruments and hedging activities.  Expanded qualitative disclosures required under this accounting standard included:  (1) how and why an entity uses derivative financial instruments; (2) how derivative financial instruments and related hedged items are accounted for under GAAP; and (3) how derivative financial instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This accounting standard also required several added quantitative disclosures in financial statements.  The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended March 31, 2009.  As this accounting standard amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption had no impact on the Company’s statements of income and condition.  See Note 7 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 815, “Derivatives and Hedging.”

Other-Than-Temporary-Impairments for Debt Securities

In April 2009, the FASB issued an accounting standard which amended other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security.  If an entity intends to sell a security or if it is more likely than not that the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value.  If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.  This accounting standard does not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities.  This accounting standard also extends disclosure requirements related to debt and equity securities to interim reporting periods.  The Company adopted this accounting standard on April 1, 2009.  The adoption of this accounting standard had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition.  See Note 2 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 320, “Investments — Debt and Equity Securities.”

Future Application of Accounting Pronouncements

In June 2009, the FASB issued an accounting standard which amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP.  This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset.  This accounting standard is effective for financial asset transfers occurring after December 31, 2009.  The adoption of this accounting standard will have no impact on the Company’s statements of income and condition.

In June 2009, the FASB issued an accounting standard which will require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes.  The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This accounting standard is effective for the Company on January 1, 2010.  The adoption of this accounting standard will have no impact on the Company’s statements of income and condition.

Federal Deposit Insurance Corporation (“FDIC”) Assessments

On September 29, 2009, the FDIC issued a proposal to amend its assessment regulations to require insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.  This proposal indicates that depository institutions are to prepay their assessments on December 30, 2009.  Should this proposed rule become final, the Company estimates its prepaid assessment to be approximately $45.7 million.

Subsequent Events

On October 9, 2009, the Company signed an agreement to sell certain assets of our wholesale insurance business, Triad Insurance Agency, Inc. (“Triad”), to a third party.  The agreement precludes the Bank from competing directly or indirectly with Triad for a period of 5 years after the closing date of the sale.  In connection with this sale, several employees of Triad were hired by the third party.  The sale of Triad closed on October 22, 2009 and resulted in pre-tax gains of approximately $1.5 million.  Net income of Triad for the year ended December 31, 2008 was $4.5 million.

Management has considered subsequent events through October 26, 2009, which is the date we issued our financial statements, in preparing the September 30, 2009 Consolidated Financial Statements.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s investment securities as of September 30, 2009, December 31, 2008, and September 30, 2008 were as follows:

Investment Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2009
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$537,636	$14,937	$(462)	$552,111
Debt Securities Issued by States and Political Subdivisions	61,968	2,343	(12)	64,299
Debt Securities Issued by U.S. Government-Sponsored Enterprises	751	51	—	802
Mortgage-Backed Securities Issued by
Government Agencies	2,869,636	39,826	(4,331)	2,905,131
U.S. Government-Sponsored Enterprises	1,145,778	52,845	—	1,198,623
Private-Label Mortgage-Backed Securities	91,668	50	(10,292)	81,426
Total Mortgage-Backed Securities	4,107,082	92,721	(14,623)	4,185,180
Other Debt Securities	25,081	116	(1)	25,196
Total	$4,732,518	$110,168	$(15,098)	$4,827,588
Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$62,502	$2,314	$—	$64,816
U.S. Government-Sponsored Enterprises	131,942	4,360	—	136,302
Total	$194,444	$6,674	$—	$201,118

December 31, 2008
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$3,562	$50	$(51)	$3,561
Debt Securities Issued by States and Political Subdivisions	47,033	1,028	(61)	48,000
Debt Securities Issued by U.S. Government-Sponsored Enterprises	232,269	973	(215)	233,027
Mortgage-Backed Securities Issued by
Government Agencies	421,030	8,952	(852)	429,130
U.S. Government-Sponsored Enterprises	1,520,539	28,972	(335)	1,549,176
Private-Label Mortgage-Backed Securities	301,453	59	(45,199)	256,313
Total Mortgage-Backed Securities	2,243,022	37,983	(46,386)	2,234,619
Other Debt Securities	34	—	(2)	32
Total	$2,525,920	$40,034	$(46,715)	$2,519,239
Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$71,907	$1,463	$—	$73,370
U.S. Government-Sponsored Enterprises	167,728	1,735	(658)	168,805
Total	$239,635	$3,198	$(658)	$242,175

September 30, 2008
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$3,767	$32	$(19)	$3,780
Debt Securities Issued by States and Political Subdivisions	47,079	117	(505)	46,691
Debt Securities Issued by U.S. Government-Sponsored Enterprises	232,268	57	(2,883)	229,442
Mortgage-Backed Securities Issued by
Government Agencies	423,770	3,887	(3,533)	424,124
U.S. Government-Sponsored Enterprises	1,574,229	8,105	(9,787)	1,572,547
Private-Label Mortgage-Backed Securities	311,537	183	(19,229)	292,491
Total Mortgage-Backed Securities	2,309,536	12,175	(32,549)	2,289,162
Other Debt Securities	3,033	4	(1)	3,036
Total	$2,595,683	$12,385	$(35,957)	$2,572,111
Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$73,963	$20	$(1,722)	$72,261
U.S. Government-Sponsored Enterprises	175,120	762	(2,423)	173,459
Total	$249,083	$782	$(4,145)	$245,720

Investment securities pledged where the secured parties have the right to sell or repledge the investment securities had a carrying value of $2.9 billion as of September 30, 2009, $2.0 billion as of December 31, 2008, and $2.1 billion as of September 30, 2008.  These investment securities were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of September 30, 2009.  Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

Contractual Maturities
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Due in One Year or Less	$86,742	$125	$(1)	$86,866
Due After One Year Through Five Years	78,078	796	(14)	78,860
Due After Five Years Through Ten Years	153,559	3,384	(449)	156,494
Due After Ten Years	307,057	13,142	(11)	320,188
	625,436	17,447	(475)	642,408
Mortgage-Backed Securities issued by
Government Agencies	2,869,636	39,826	(4,331)	2,905,131
U.S. Government-Sponsored Enterprises	1,145,778	52,845	—	1,198,623
Private-Label Mortgage-Backed Securities	91,668	50	(10,292)	81,426
Total Mortgage-Backed Securities	4,107,082	92,721	(14,623)	4,185,180
Total	$4,732,518	$110,168	$(15,098)	$4,827,588

Held-to-Maturity:
Mortgage-Backed Securities issued by
Government Agencies	$62,502	$2,314	$—	$64,816
U.S. Government-Sponsored Enterprises	131,942	4,360	—	136,302
Total	$194,444	$6,674	$—	$201,118

Gross gains and losses from the sales of investment securities for the three and nine months ended September 30, 2009 and 2008 were not significant.

The Company’s temporarily impaired investment securities as of September 30, 2009, December 31, 2008, and September 30, 2008 were as follows:

Temporarily Impaired Investment Securities
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2009
Debt Securities Issued by
the U.S. Treasury and Government Agencies	$86,656	$(427)	$1,831	$(35)	$88,487	$(462)
Debt Securities Issued by
States and Political Subdivisions	559	(1)	323	(11)	882	(12)
Mortgage-Backed Securities Issued by
Government Agencies	393,823	(4,331)	—	—	393,823	(4,331)
Private-Label Mortgage-Backed Securities	—	—	71,152	(10,292)	71,152	(10,292)
Total Mortgage-Backed Securities	393,823	(4,331)	71,152	(10,292)	464,975	(14,623)
Other Debt Securities	—	—	34	(1)	34	(1)
Total Temporarily Impaired Investment Securities	$481,038	$(4,759)	$73,340	$(10,339)	$554,378	$(15,098)

December 31, 2008
Debt Securities Issued by
the U.S. Treasury and Government Agencies	$612	$(12)	$1,591	$(39)	$2,203	$(51)
Debt Securities Issued by
States and Political Subdivisions	745	(11)	284	(50)	1,029	(61)
Debt Securities Issued by
U.S. Government-Sponsored Enterprises	18,763	(215)	—	—	18,763	(215)
Mortgage-Backed Securities Issued by
Government Agencies	73,638	(852)	—	—	73,638	(852)
U.S. Government-Sponsored Enterprises	148,830	(536)	59,385	(457)	208,215	(993)
Private-Label Mortgage-Backed Securities	123,549	(16,641)	121,482	(28,558)	245,031	(45,199)
Total Mortgage-Backed Securities	346,017	(18,029)	180,867	(29,015)	526,884	(47,044)
Other Debt Securities	—	—	32	(2)	32	(2)
Total Temporarily Impaired Investment Securities	$366,137	$(18,267)	$182,774	$(29,106)	$548,911	$(47,373)

September 30, 2008
Debt Securities Issued by
the U.S. Treasury and Government Agencies	$584	$(3)	$1,431	$(16)	$2,015	$(19)
Debt Securities Issued by
States and Political Subdivisions	30,278	(471)	552	(34)	30,830	(505)
Debt Securities Issued by
U.S. Government-Sponsored Enterprises	228,384	(2,883)	—	—	228,384	(2,883)
Mortgage-Backed Securities Issued by
Government Agencies	221,859	(3,693)	54,780	(1,562)	276,639	(5,255)
U.S. Government-Sponsored Enterprises	817,740	(10,718)	61,444	(1,492)	879,184	(12,210)
Private-Label Mortgage-Backed Securities	136,021	(5,883)	140,490	(13,346)	276,511	(19,229)
Total Mortgage-Backed Securities	1,175,620	(20,294)	256,714	(16,400)	1,432,334	(36,694)
Other Debt Securities	—	—	33	(1)	33	(1)
Total Temporarily Impaired Investment Securities	$1,434,866	$(23,651)	$258,730	$(16,451)	$1,693,596	$(40,102)

The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2009, which was comprised of 35 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

The gross unrealized losses reported for mortgage-backed securities relate to investment securities issued by government agencies such as the Government National Mortgage Association, U.S. government-sponsored enterprises such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, and private-label mortgage-backed securities.  In assessing private-label mortgage-backed securities for impairment, management considers, among other factors, the severity and duration of the depressed price indication, independent credit ratings, vintage, and credit enhancements, as well as performance indicators of the underlying assets in the security (e.g., default rates, delinquency rates).  As of September 30, 2009, the Company’s private-label mortgage-backed securities were prime jumbo, with an average amortized loan-to-value ratio of 62%, and an average credit enhancement of 6.0% of the par value outstanding.  As of September 30, 2009, 63% of the fair value of the Company’s private-label mortgage-backed securities was AAA-rated by at least one major rating agency and was originated prior to 2006.  Loans past due 90 days or more, underlying the private-label mortgage-backed securities, represented approximately 4.1% of the par value outstanding, or approximately $3.8 million as of September 30, 2009.  As of September 30, 2009, there were no “sub-prime” or “Alt-A” securities in our mortgage-backed securities portfolio.

Note 3.  Leasing Transactions

In May 2009, the Company replaced an existing leveraged lease with a direct financing lease with a sub-lessee to the leveraged lease transaction.  In recording this transaction, the Company removed $17.9 million in the net investment from the balance sheet and recorded a $4.4 million charge-off to the allowance for loan and lease losses.   The Company also recorded a $1.6 million benefit for income taxes which resulted from the over accrual of income taxes from the inception of the lease through the termination of the leveraged lease transaction.  The Company recorded a direct financing lease of $45.9 million and also recognized $32.4 million in non-recourse debt on the balance sheet, which was previously not recognized as an obligation of the Company under leveraged lease accounting treatment.

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

As of September 30, 2009, the contractual maturities of the Company’s securities sold under agreements to repurchase were as follows:

Contractual Maturities
(dollars in thousands)	Amount
Overnight	$25,000
2 to 30 Days	702,021
31 to 90 Days	99,621
Over 90 Days	698,113
Total	$1,524,755

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

Selected financial information for each business segment is presented below as of and for the three and nine months ended September 30, 2009 and 2008.

Business Segment Selected Financial Information
	Retail	Commercial	Investment	Treasury	Consolidated
(dollars in thousands)	Banking	Banking	Services	and Other	Total
Three Months Ended September 30, 2009
Net Interest Income	$54,059	$39,650	$4,275	$10,903	$108,887
Provision for Credit Losses	15,599	11,918	33	(50)	27,500
Net Interest Income After Provision for Credit Losses	38,460	27,732	4,242	10,953	81,387
Noninterest Income	25,095	14,668	14,026	3,011	56,800
Noninterest Expense	(42,380)	(25,072)	(14,952)	(1,583)	(83,987)
Income Before Provision for Income Taxes	21,175	17,328	3,316	12,381	54,200
Provision for Income Taxes	(7,865)	(6,195)	(1,227)	(2,442)	(17,729)
Net Income	$13,310	$11,133	$2,089	$9,939	$36,471
Total Assets as of September 30, 2009	$3,475,273	$2,548,944	$253,580	$5,930,228	$12,208,025

Three Months Ended September 30, 2008
Net Interest Income	$61,524	$33,280	$3,922	$4,849	$103,575
Provision for Credit Losses	7,395	11,906	1,089	(32)	20,358
Net Interest Income After Provision for Credit Losses	54,129	21,374	2,833	4,881	83,217
Noninterest Income	24,362	13,378	17,458	1,788	56,986
Noninterest Expense	(42,545)	(25,164)	(16,800)	(2,281)	(86,790)
Income Before Provision for Income Taxes	35,946	9,588	3,491	4,388	53,413
Provision for Income Taxes	(13,301)	(4,993)	(1,292)	13,582	(6,004)
Net Income	$22,645	$4,595	$2,199	$17,970	$47,409
Total Assets as of September 30, 2008	$3,987,651	$2,703,677	$285,497	$3,358,222	$10,335,047

Business Segment Selected Financial Information - Continued
	Retail	Commercial	Investment	Treasury	Consolidated
(dollars in thousands)	Banking	Banking	Services	and Other	Total
Nine Months Ended September 30, 2009
Net Interest Income	$167,166	$118,780	$12,593	$10,261	$308,800
Provision for Credit Losses	44,921	34,868	1,583	(295)	81,077
Net Interest Income After Provision for Credit Losses	122,245	83,912	11,010	10,556	227,723
Noninterest Income	78,761	55,032	43,086	10,118	186,997
Noninterest Expense	(130,165)	(78,453)	(47,309)	(5,577)	(261,504)
Income Before Provision for Income Taxes	70,841	60,491	6,787	15,097	153,216
Provision for Income Taxes	(26,264)	(21,964)	(2,511)	1,040	(49,699)
Net Income	$44,577	$38,527	$4,276	$16,137	$103,517
Total Assets as of September 30, 2009	$3,475,273	$2,548,944	$253,580	$5,930,228	$12,208,025

Nine Months Ended September 30, 2008
Net Interest Income	$186,336	$112,568	$11,731	$2,288	$312,923
Provision for Credit Losses	21,414	20,289	1,089	(835)	41,957
Net Interest Income After Provision for Credit Losses	164,922	92,279	10,642	3,123	270,966
Noninterest Income	73,090	52,411	54,738	23,411	203,650
Noninterest Expense	(126,772)	(75,312)	(50,026)	(11,974)	(264,084)
Income Before Provision for Income Taxes	111,240	69,378	15,354	14,560	210,532
Provision for Income Taxes	(41,196)	(27,133)	(5,681)	16,384	(57,626)
Net Income	$70,044	$42,245	$9,673	$30,944	$152,906
Total Assets as of September 30, 2008	$3,987,651	$2,703,677	$285,497	$3,358,222	$10,335,047

Note 6.  Pension Plans and Postretirement Benefit Plan

The components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan for the three and nine months ended September 30, 2009 and 2008 are presented in the following table:

Pension Plans and Postretirement Benefit Plan
	Pension Benefits [1]		Postretirement Benefits
(dollars in thousands)	2009	2008	2009	2008
Three Months Ended September 30,
Service Cost	$—	$—	$109	$89
Interest Cost	1,285	1,298	419	420
Expected Return on Plan Assets	(1,332)	(1,522)	—	—
Amortization of Prior Service Credit	—	—	(53)	(53)
Recognized Net Actuarial Losses (Gains)	732	270	(119)	(140)
Net Periodic Benefit Cost	$685	$46	$356	$316

Nine Months Ended September 30,
Service Cost	$—	$—	$328	$267
Interest Cost	3,854	3,893	1,258	1,260
Expected Return on Plan Assets	(3,995)	(4,565)	—	—
Amortization of Prior Service Credit	—	—	(159)	(159)
Recognized Net Actuarial Losses (Gains)	2,195	810	(358)	(420)
Net Periodic Benefit Cost	$2,054	$138	$1,069	$948

1        The Company has two defined benefit plans.  In 1995, the Company froze its non-contributory, qualified defined benefit retirement plan and excess retirement plan, which covered employees of the Company and participating subsidiaries who met certain eligibility requirements.

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the statements of income.  The Company expects to contribute $12.0 million to its pension plans and $1.2 million to the postretirement benefit plan for the year ending December 31, 2009.  For the three and nine months ended September 30, 2009, the Company contributed $10.6 million and $11.4 million, respectively, to its pension plans.  For the three and nine months ended September 30, 2009, the Company contributed $0.3 million and $0.9 million, respectively, to its postretirement benefit plan.

Note 7.  Derivative Financial Instruments

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of September 30, 2009:

Fair Values of Derivative Financial Instruments
	As of September 30, 2009
	Asset Derivatives		Liability Derivatives
Derivative Financial Instruments Not Designated as Hedging Instruments (dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Forward Commitments	Other Assets	$121	Other Liabilities	$430
Interest Rate Lock Commitments	Other Assets	1,671	Other Liabilities	57
Interest Rate Swap Agreements	Other Assets	23,788	Other Liabilities	23,994
Foreign Exchange Contracts	Other Assets	206	Other Liabilities	464
Total Derivative Financial Instruments Not Designated as Hedging Instruments		$25,786		$24,945

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains and losses recognized in the statements of income for the three and nine months ended September 30, 2009:

The Effect of Derivative Financial Instruments on the Consolidated Statements of Income
	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Derivative Financial Instruments Not Designated as Hedging Instruments (dollars in thousands)	Location of Net Gains (Losses) Recognized in the Statement of Income	Amount of Net Gains (Losses) Recognized in the Statement of Income	Location of Net Gains Recognized in the Statement of Income	Amount of Net Gains Recognized in the Statement of Income
Forward Commitments	Mortgage Banking	$(942)	Mortgage Banking	$952
Interest Rate Lock Commitments	Mortgage Banking	4,124	Mortgage Banking	11,146
Interest Rate Swap Agreements	Other Noninterest Income	31	Other Noninterest Income	808
Foreign Exchange Contracts	Other Noninterest Income	815	Other Noninterest Income	2,126
Total Derivative Financial Instruments Not Designated as Hedging Instruments		$4,028		$15,032

Management has received authorization from the Bank’s Board of Directors to use derivative financial instruments as an end-user in connection with its risk management activities and to accommodate the needs of its customers.  The Company has elected not to qualify for hedge accounting methods addressed under current provisions of GAAP.  All risk management derivative instruments are stated at fair value in the Consolidated Statements of Condition with changes in fair value reported in earnings.

The Company is a party to derivative financial instruments in the normal course of its business to meet the financing needs of its customers and to a lesser extent, manage exposure to fluctuations in interest and foreign exchange rates.  Where derivative financial instruments have been entered into to facilitate the risk management activities of our customers, the Company generally enters into transactions with dealers to offset risk exposure.  These financial instruments have been limited to forward commitments, interest rate lock commitments, interest rate swap agreements, and foreign exchange contracts.

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

Note 8.  Fair Value of Financial Assets and Liabilities

Fair Value Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date.  GAAP established a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, December 31, 2008, and September 30, 2008:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets or Liabilities	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2009
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$549,582	$2,529	$—	$552,111
Debt Securities Issued by States and Political Subdivisions	—	64,299	—	64,299
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	802	—	802
Mortgage-Backed Securities Issued by
Government Agencies	—	2,905,131	—	2,905,131
U.S. Government-Sponsored Enterprises	—	1,198,623	—	1,198,623
Private-Label Mortgage-Backed Securities	—	81,426	—	81,426
Total Mortgage-Backed Securities	—	4,185,180	—	4,185,180
Other Debt Securities	—	25,196	—	25,196
Total Investment Securities Available-for-Sale	549,582	4,278,006	—	4,827,588
Mortgage Servicing Rights	—	—	15,972	15,972
Other Assets	8,382	—	—	8,382
Net Derivative Assets and Liabilities	—	(567)	1,408	841
Total Assets Measured at Fair Value on a Recurring Basis as of September 30, 2009	$557,964	$4,277,439	$17,380	$4,852,783

December 31, 2008
Investment Securities Trading
Mortgage-Backed Securities Issued by
Government Agencies	$—	$24,370	$—	$24,370
U.S. Government-Sponsored Enterprises	—	67,130	—	67,130
Total Investment Securities Trading	—	91,500	—	91,500
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	576	2,985	—	3,561
Debt Securities Issued by States and Political Subdivisions	—	48,000	—	48,000
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1	233,026	—	233,027
Mortgage-Backed Securities Issued by
Government Agencies	—	429,130	—	429,130
U.S. Government-Sponsored Enterprises	—	1,493,461	55,715	1,549,176
Private-Label Mortgage-Backed Securities	—	256,313	—	256,313
Total Mortgage-Backed Securities	—	2,178,904	55,715	2,234,619
Other Debt Securities	—	32	—	32
Total Investment Securities Available-for-Sale	577	2,462,947	55,715	2,519,239
Mortgage Servicing Rights	—	—	19,553	19,553
Other Assets	6,674	—	—	6,674
Net Derivative Assets and Liabilities	—	(951)	3,051	2,100
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2008	$7,251	$2,553,496	$78,319	$2,639,066
Long-Term Debt	$—	$—	$119,275	$119,275
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008	$—	$—	$119,275	$119,275

September 30, 2008
Investment Securities Trading
Mortgage-Backed Securities Issued by
Government Agencies	$—	$24,660	$—	$24,660
U.S. Government-Sponsored Enterprises	—	66,333	—	66,333
Total Investment Securities Trading	—	90,993	—	90,993
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	678	3,102	—	3,780
Debt Securities Issued by States and Political Subdivisions	—	46,691	—	46,691
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	229,442	—	229,442
Mortgage-Backed Securities Issued by
Government Agencies	—	424,124	—	424,124
U.S. Government-Sponsored Enterprises	—	1,572,547	—	1,572,547
Private-Label Mortgage-Backed Securities	1	292,490	—	292,491
Total Mortgage-Backed Securities	1	2,289,161	—	2,289,162
Other Debt Securities	—	3,036	—	3,036
Total Investment Securities Available-for-Sale	679	2,571,432	—	2,572,111
Mortgage Servicing Rights	—	—	27,057	27,057
Other Assets	8,365	—	—	8,365
Net Derivative Assets and Liabilities	—	702	(12)	690
Total Assets Measured at Fair Value on a Recurring Basis as of September 30, 2008	$9,044	$2,663,127	$27,045	$2,699,216
Long-Term Debt	$—	$—	$120,598	$120,598
Total Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2008	$—	$—	$120,598	$120,598

The Company sold its investment securities trading portfolio during the three months ended March 31, 2009.  As of September 30, 2009, the Company had no liabilities measured at fair value on a recurring basis.

For the three and nine months ended September 30, 2009 and September 30, 2008, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

			Net Derivative
		Mortgage	Assets and
Assets (dollars in thousands)		Servicing Rights [1]	Liabilities [2]	Total
Three Months Ended September 30, 2009
Balance as of July 1, 2009		$16,833	$741	$17,574
Realized and Unrealized Net Gains (Losses) Included in Net Income		(861)	4,155	3,294
Purchases, Sales, Issuances, and Settlements, Net		—	(3,488)	(3,488)
Balance as of September 30, 2009		$15,972	$1,408	$17,380

Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2009		$(78)	$1,408	$1,330

	Investment		Net Derivative
	Securities	Mortgage	Assets and
Assets (dollars in thousands)	Available-for-Sale [3]	Servicing Rights [1]	Liabilities [2]	Total
Three Months Ended September 30, 2008
Balance as of July 1, 2008	$25,016	$30,272	$326	$55,614
Realized and Unrealized Net Gains (Losses):
Included in Net Income	—	(3,349)	1,842	(1,507)
Included in Other Comprehensive Income	(16)	—	—	(16)
Purchases, Sales, Issuances, and Settlements, Net	(25,000)	134	(2,180)	(27,046)
Balance as of September 30, 2008	$—	$27,057	$(12)	$27,045

Total Unrealized Net Losses Included in Net Income Related to Assets Still Held as of September 30, 2008	$—	$(2,894)	$(12)	$(2,906)

Liabilities (dollars in thousands)	Long-Term Debt [4]	Total
Three Months Ended September 30, 2008
Balance as of July 1, 2008	$121,326	$121,326
Unrealized Net Gains Included in Net Income	(728)	(728)
Balance as of September 30, 2008	$120,598	$120,598

Total Unrealized Net Gains Included in Net Income Related to Liabilities Still Held as of September 30, 2008	$(728)	$(728)

	Investment		Net Derivative
	Securities	Mortgage	Assets and
Assets (dollars in thousands)	Available-for-Sale [3]	Servicing Rights [1]	Liabilities [2]	Total
Nine Months Ended September 30, 2009
Balance as of January 1, 2009	$55,715	$19,553	$3,051	$78,319
Realized and Unrealized Net Gains (Losses)
Included in Net Income	—	(3,581)	11,954	8,373
Purchases, Sales, Issuances, and Settlements, Net	(55,715)	—	(13,597)	(69,312)
Balance as of September 30, 2009	$—	$15,972	$1,408	$17,380

Total Unrealized Net Gains Included in Net Income Related to Assets Still Held as of September 30, 2009	$—	$29	$1,408	$1,437

Liabilities (dollars in thousands)	Long-Term Debt [4]	Total
Nine Months Ended September 30, 2009
Balance as of January 1, 2009	$119,275	$119,275
Unrealized Net Gains Included in Net Income	(304)	(304)
Purchases, Sales, Issuances, and Settlements, Net	(118,971)	(118,971)
Balance as of September 30, 2009	$—	$—

	Investment		Net Derivative
	Securities	Mortgage	Assets and
Assets (dollars in thousands)	Available-for-Sale [3]	Servicing Rights [1]	Liabilities [2]	Total
Nine Months Ended September 30, 2008
Balance as of January 1, 2008	$218,980	$27,588	$113	$246,681
Realized and Unrealized Net Gains (Losses):
Included in Net Income	—	(4,248)	5,328	1,080
Included in Other Comprehensive Income	1,012	—	—	1,012
Purchases, Sales, Issuances, and Settlements, Net	(219,992)	3,717	(5,453)	(221,728)
Balance as of September 30, 2008	$—	$27,057	$(12)	$27,045

Total Unrealized Net Losses Included in Net Income Related to Assets Still Held as of September 30, 2008	$—	$(2,241)	$(12)	$(2,253)

Liabilities (dollars in thousands)	Long-Term Debt [4]	Total
Nine Months Ended September 30, 2008
Balance as of January 1, 2008	$129,032	$129,032
Unrealized Net Gains Included in Net Income	(2,434)	(2,434)
Purchases, Sales, Issuances, and Settlements, Net	(6,000)	(6,000)
Balance as of September 30, 2008	$120,598	$120,598

Total Unrealized Net Gains Included in Net Income Related to Liabilities Still Held as of September 30, 2008	$(2,239)	$(2,239)

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.
[2]

Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income. Realized and unrealized gains and losses related to interest rate swap agreements are recorded as a component of other noninterest income in the Company’s consolidated statements of income.

[3]	Unrealized gains and losses related to investment securities available-for-sale are reported as a component of other comprehensive income in the Company’s consolidated statements of condition.
[4]	Realized and unrealized gains and losses related to long-term debt are reported as a component of other noninterest income in the Company’s consolidated statements of income.

Mortgage servicing rights do not trade in an active market with readily observable market data.  As a result, the Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income.  The assumptions used in the discounted cash flow model are thought to be those that market participants would use in estimating future net servicing income, including estimates of loan prepayment rates, servicing costs, ancillary income, impound account balances, and discount rates.  Significant assumptions in the valuation of mortgage servicing rights include changes in interest rates, estimated loan repayment rates, and the timing of cash flows, among other factors.  As of September 30, 2009, the Company had mortgage servicing rights accounted for under the fair value measurement method and amortization method of $16.0 million and $9.4 million, respectively.

The fair values of interest rate lock commitments and interest rate swap agreements are Level 3 measurements as significant unobservable inputs and management judgment is required.  The most significant unobservable assumption used in valuing the interest rate lock commitments is the fall-out ratio.  The fall-out ratio is derived from the Bank’s internal data and is adjusted using significant management judgment as to the percentage of loans which are currently in a lock position which will ultimately not close.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of September 30, 2009 and 2008, there were no adjustments to fair value for the Company’s assets measured at fair value on a nonrecurring basis in accordance with GAAP.  As of December 31, 2008, the Company recorded a $0.3 million adjustment to fair value related to the Company’s mortgage servicing rights recorded under the amortization method.  The fair value of the Company’s mortgage servicing rights recorded under the amortization method was $1.5 million as of December 31, 2008 and is classified as a Level 3 measurement.

As of September 30, 2009, December 31, 2008, and September 30, 2008, there were no adjustments to fair value for the Company’s liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

Fair Value Option

On January 1, 2008, the Company elected the fair value option for its subordinated notes, a component of long-term debt in the Company’s Consolidated Statements of Condition.  The fair value option was elected for the subordinated notes as it provided the Company with an opportunity to better manage its interest rate risk and to achieve balance sheet management flexibility.  Changes in the estimated fair value of the Company’s subordinated notes subsequent to the initial fair value measurement were recognized in earnings as a component of other noninterest income.  For the three months ended September 30, 2008, the Company recorded unrealized gains of $0.7 million as a result of the change in fair value of the Company’s subordinated notes.  For the nine months ended September 30, 2009 and 2008, the Company recorded unrealized gains of $0.3 million and $2.4 million, respectively, as a result of the change in fair value of the Company’s subordinated notes.  Interest expense related to the Company’s subordinated notes continued to be measured based on contractual interest rates and was reported as such in the statement of income.  The Company repaid its subordinated notes at maturity in March 2009.

Disclosures about Fair Value of Financial Instruments

These disclosures exclude financial instruments that are recorded at fair value on a recurring basis on the Company’s Consolidated Statements of Condition as well as short-term financial assets such as cash and cash equivalents, and liabilities such as short-term borrowings, for which the carrying amounts approximate fair value.  The assumptions used below are expected to approximate those that market participants would use in valuing these financial instruments.

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

Loans

The estimated fair value of the Company’s loans was determined by discounting the expected future cash flows of pools of loans with similar characteristics.  Loans were first segregated by type such as commercial, real estate, and consumer, and were then further segmented into fixed and variable rate and loan quality categories.  Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.  Low market liquidity resulted in wider market spreads, which adversely affected the estimated fair value of the Company’s loans as of December 31, 2008, and September 30, 2008.

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

The following presents the carrying amount and fair values of the Company’s financial instruments as of September 30, 2009, December 31, 2008, and September 30, 2008:

	September 30, 2009		December 31, 2008		September 30, 2008
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value	Amount	Value
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$194,444	$201,118	$239,635	$242,175	$249,083	$245,720
Loans Held for Sale	19,346	19,346	21,540	21,540	14,903	14,903
Loans [1]	5,352,297	5,557,554	5,969,907	5,917,302	5,992,083	5,775,194
Financial Instruments - Liabilities
Deposits	9,250,100	9,265,131	8,292,098	8,313,471	7,658,484	7,657,535
Long-Term Debt [2]	82,437	84,318	75,000	73,925	75,000	73,639

[1]	Comprised of loans, net of unearned income and the Allowance related to loans.
[2]	Excludes capitalized lease obligations and subordinated notes which were recorded at fair value on the Company’s consolidated statements of condition beginning on January 1, 2008.

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

Our vision is “exceptional people building exceptional value for our customers, our island communities, our shareholders, and each other.”  “Maximizing shareholder value over time” remains our governing objective.

In striving to achieve our vision and governing objective, our business plan was balanced between growth and risk management, and included the flexibility to adjust, given our anticipation of a slowing economy.  We did not, however, expect an economic downturn of the magnitude that occurred in 2008 and has continued into 2009.  Accordingly, we adjusted some of the strategies in our business plan.  The adjustments to our strategies included an increased priority to actions that result in strengthening measures of soundness such as asset quality, reserve and capital levels, and liquidity.

Hawaii Economy

Hawaii’s economy during the third quarter of 2009 continued to reflect weakness primarily the result of slow national economic conditions and lower visitor activity in the state.  Visitor arrivals appear to be stabilizing.  However, visitor spending continues to decline as a result of discounting.  State general fund revenues have declined 14.4% for the first eight months of 2009, primarily due to a decline in general excise and use tax revenues.  Total jobs have contracted 3.1% from the beginning of the year.  The statewide unemployment rate improved slightly from June 30, 2009 to 7.2% on a seasonally adjusted basis as of September 30, 2009.  Residential real estate prices in Hawaii continue to hold their value better than many U. S. mainland markets and months of inventory declined from June 30, 2009 to 5.3 months as of September 30, 2009.

Earnings Summary

For the third quarter of 2009, net income was $36.5 million, a decrease of $10.9 million from the third quarter of 2008.  Diluted earnings per share were $0.76 per share, a decrease of $0.23 per share from the third quarter of 2008.

Our lower net income for the third quarter of 2009 was primarily due to the following:

•                  The provision for credit losses (the “Provision”) increased by $7.1 million from the third quarter of 2008;

•                  Our Federal Deposit Insurance Corporation (“FDIC”) insurance expense increased by $3.0 million from the third quarter of 2008; and

•                  Our provision for income taxes was $11.7 million lower in the third quarter of 2008, primarily due to the effective settlement of our Sale In-Lease Out (“SILO”) transactions, which resulted in a $12.9 million credit to the provision for income taxes in the third quarter of 2008.

The impact of these items was partially offset by a $5.3 million increase in net interest income due to lower funding costs and higher interest income from our larger investment securities portfolio.

For the first nine months of 2009, net income was $103.5 million, a decrease of $49.4 million from the first nine months of 2008.  Diluted earnings per share were $2.16 per share, a decrease of $1.01 per share from the first nine months of 2008.

Our lower net income for the first nine months of 2009 was primarily due to the following:

•                  The Provision increased by $39.1 million from the first nine months of 2008;

•                  Noninterest income decreased by $16.7 million from the first nine months of 2008, primarily due to pre-tax gains of $13.7 million recorded in the first quarter of 2008 resulting from the mandatory redemption of our Visa, Inc. (“Visa”) shares;

•                  The previously noted effective settlement of our SILO transactions;

•                  Our FDIC insurance expense increased by $13.3 million from the first nine months of 2008.  This increase was due in part to the Company’s $5.7 million share of an industry-wide assessment recorded in the second quarter of 2009; and

•                  Net interest income decreased by $4.1 million and our net interest margin decreased by 52 basis points from the first nine months of 2008, reflecting the effects of a decreasing interest rate environment, lower loan balances, conservative investing, and our decision to maintain high levels of liquidity.

A more detailed discussion of the changes in the various components of net income is presented in the following sections of MD&A.

Our actions during the third quarter of 2009 continued to be influenced by a weak economy in Hawaii and the U.S. Mainland, as well as the uncertainties regarding the impact of government regulation.  We continued to strengthen our balance sheet in the third quarter of 2009 with increased funding, reserves for credit losses, liquidity and capital.

•                  Total deposits were $9.3 billion as of September 30, 2009, an increase of $230.4 million or 3% from June 30, 2009, and an increase of $958.0 million or 12% from December 31, 2008;

•                  Our Allowance for Loan and Lease Losses (the “Allowance”) was $142.7 million as of September 30, 2009, an increase of $5.2 million or 4% from June 30, 2009, and an increase of $19.2 million or 16% from December 31, 2008.  The ratio of our Allowance to total loans and leases outstanding increased to 2.41% as of September 30, 2009, compared to 2.23% as of June 30, 2009, and 1.89% as of December 31, 2008;

•                  As of September 30, 2009, we continued to maintain a significant balance of excess reserves with the Federal Reserve Bank (“FRB”).  We had $401.2 million in excess reserves invested with the FRB as of September 30, 2009, a decrease of $254.8 million or 39% from June 30, 2009, and a decrease of $4.6 million or 1% from December 31, 2008.

•                  We continue to invest excess liquidity conservatively in U.S. Treasury Bills, Notes, and Inflation-Protected Securities, as well as mortgage-backed securities issued by the Government National Mortgage Association;

•                  We continued to increase our capital levels during the third quarter of 2009.  Shareholders’ equity was $902.8 million as of September 30, 2009, an increase of $56.9 million or 7% from June 30, 2009, and an increase of $112.1 million or 14% from December 31, 2008; and

•                  Our Tier 1 capital ratio was 13.43% as of September 30, 2009, compared to 12.56% as of June 30, 2009, and 11.24% as of December 31, 2008.  Our ratio of tangible common equity to risk-weighted assets was 14.56% as of September 30, 2009, compared to 13.02% as of June 30, 2009, and 11.28% as of December 31, 2008.

We also reduced our long-term debt by $111.9 million or 55% from December 31, 2008, using our excess liquidity from the growth in our deposit balances to reduce this relatively more expensive source of funds.

Our balance sheet is well positioned given the current economic environment.  We continue to meet our near-term objective of maintaining strong liquidity and have substantial resources for sound lending and investment opportunities.

Table 1 presents our financial highlights for the three and nine months ended September 30, 2009 and 2008 and as of September 30, 2009, December 31, 2008, and September 30, 2008.

Financial Highlights			Table 1
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2009	2008	2009	2008
For the Period:
Operating Results
Net Interest Income	$108,887	$103,575	$308,800	$312,923
Provision for Credit Losses	27,500	20,358	81,077	41,957
Total Noninterest Income	56,800	56,986	186,997	203,650
Total Noninterest Expense	83,987	86,790	261,504	264,084
Net Income	36,471	47,409	103,517	152,906
Basic Earnings Per Share	0.76	1.00	2.17	3.20
Diluted Earnings Per Share	0.76	0.99	2.16	3.17
Dividends Declared Per Share	0.45	0.44	1.35	1.32

Performance Ratios
Return on Average Assets	1.21%	1.82%	1.19%	1.95%
Return on Average Shareholders’ Equity	16.44	24.17	16.24	26.26
Efficiency Ratio [1]	50.69	54.05	52.74	51.12
Operating Leverage [2]	11.77	(12.02)	(7.21)	8.65
Net Interest Margin [3]	3.85	4.33	3.78	4.30
Dividend Payout Ratio [4]	59.21	44.00	62.21	41.25
Average Shareholders’ Equity to Average Assets	7.34	7.55	7.34	7.41

Average Balances
Average Loans and Leases	$6,034,956	$6,512,453	$6,245,117	$6,543,871
Average Assets	11,988,995	10,339,490	11,616,237	10,495,367
Average Deposits	9,131,064	7,772,535	9,036,247	7,893,972
Average Shareholders’ Equity	880,003	780,334	852,347	777,650

Market Price Per Share of Common Stock
Closing	$41.54	$53.45	$41.54	$53.45
High	42.92	70.00	45.24	70.00
Low	33.65	37.46	25.33	37.46

	September 30,	December 31,	September 30,
	2009	2008	2008
As of Period End:
Balance Sheet Totals
Loans and Leases	$5,931,358	$6,530,233	$6,539,458
Total Assets	12,208,025	10,763,475	10,335,047
Total Deposits	9,250,100	8,292,098	7,658,484
Long-Term Debt	91,424	203,285	204,616
Total Shareholders’ Equity	902,799	790,704	780,020

Asset Quality
Allowance for Loan and Lease Losses	$142,658	$123,498	$115,498
Non-Performing Assets [5]	48,536	14,949	5,927

Financial Ratios
Allowance to Loans and Leases Outstanding	2.41%	1.89%	1.77%
Tier 1 Capital Ratio	13.43	11.24	11.14
Total Capital Ratio	14.70	12.49	12.40
Leverage Ratio	6.67	7.30	7.27
Tangible Common Equity to Total Assets [6]	7.11	7.01	7.20
Tangible Common Equity to Risk-Weighted Assets [6]	14.56	11.28	11.04

Non-Financial Data
Full-Time Equivalent Employees	2,474	2,581	2,573
Branches and Offices	85	85	84
ATMs	485	462	467

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).
[2]	Operating leverage is defined as the percentage change in income before the provision for credit losses and the provision for income taxes. Measures are presented on a linked quarter basis.
[3]	Net interest margin is defined as net interest income, on a taxable equivalent basis, as a percentage of average earning assets.
[4]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.
[5]	Excluded from non-performing assets are non-accrual loans held for sale of $7.7 million as of September 30, 2009.
[6]

Tangible common equity, a non-GAAP financial measure, is defined by the Company as shareholders’ equity minus goodwill and intangible assets. Intangible assets are included as a component of other assets in the Consolidated Statements of Condition.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 2.  An analysis of the change in net interest income, on a taxable equivalent basis, is presented in Table 3.

Average Balances and Interest Rates - Taxable Equivalent Basis							Table 2
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008			September 30, 2009			September 30, 2008
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$5.1	$—	0.28%	$6.4	$—	2.06%	$5.0	$—	0.49%	$22.2	$0.4	2.56%
Funds Sold	489.7	0.3	0.26	28.4	0.1	1.96	743.7	1.4	0.25	82.6	1.6	2.47
Investment Securities
Trading	—	—	—	92.6	1.2	5.07	16.1	0.6	4.92	95.3	3.5	4.96
Available-for-Sale	4,491.2	46.7	4.16	2,601.2	35.4	5.44	3,600.8	117.8	4.36	2,627.5	105.5	5.35
Held-to-Maturity	202.0	2.2	4.31	255.4	2.9	4.50	218.9	7.1	4.33	270.1	9.1	4.51
Loans Held for Sale	25.2	0.2	2.95	6.6	0.1	6.34	23.7	0.7	3.82	8.8	0.4	5.79
Loans and Leases [1]
Commercial and Industrial	884.4	9.0	4.06	1,049.7	13.8	5.23	966.1	29.4	4.06	1,058.5	44.6	5.64
Commercial Mortgage	787.0	10.2	5.14	695.3	10.5	6.04	760.7	29.7	5.23	669.2	31.1	6.21
Construction	140.9	1.4	3.81	161.4	2.3	5.67	146.5	4.4	4.02	179.4	8.2	6.09
Commercial Lease Financing	464.0	3.0	2.56	472.9	0.2	0.15	459.0	10.1	2.95	473.8	8.3	2.33
Residential Mortgage	2,273.8	33.0	5.81	2,480.7	37.6	6.05	2,356.1	104.0	5.89	2,490.5	113.7	6.09
Home Equity	963.3	12.3	5.08	994.6	14.4	5.77	996.9	38.0	5.09	990.6	45.1	6.07
Automobile	304.5	6.1	7.88	403.6	8.2	8.09	328.6	19.5	7.93	421.7	25.7	8.14
Other [2]	217.1	4.3	7.95	254.3	5.6	8.80	231.3	13.7	7.90	260.2	18.0	9.22
Total Loans and Leases	6,035.0	79.3	5.24	6,512.5	92.6	5.67	6,245.2	248.8	5.32	6,543.9	294.7	6.01
Other	79.7	0.3	1.39	79.6	0.5	2.46	79.7	0.8	1.39	79.6	1.4	2.35
Total Earning Assets [3]	11,327.9	129.0	4.54	9,582.7	132.8	5.53	10,933.1	377.2	4.60	9,730.0	416.6	5.71
Cash and Noninterest-Bearing Deposits	203.5			274.3			216.8			280.4
Other Assets	457.6			482.5			466.3			485.0
Total Assets	$11,989.0			$10,339.5			$11,616.2			$10,495.4

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,625.6	0.2	0.06	$1,793.0	1.5	0.32	$1,806.4	0.9	0.06	$1,635.6	4.9	0.40
Savings	4,190.2	6.6	0.63	2,790.3	6.3	0.90	3,922.4	22.6	0.77	2,802.2	22.1	1.06
Time	1,264.7	5.4	1.69	1,594.8	9.9	2.48	1,364.5	20.3	1.98	1,662.6	38.4	3.09
Total Interest-Bearing Deposits	7,080.5	12.2	0.69	6,178.1	17.7	1.14	7,093.3	43.8	0.82	6,100.4	65.4	1.43
Short-Term Borrowings	18.1	—	0.12	116.7	0.5	1.74	17.7	—	0.11	86.0	1.5	2.25
Securities Sold Under Agreements to Repurchase	1,464.3	6.4	1.71	1,077.4	7.7	2.80	1,191.2	19.5	2.16	1,100.5	25.8	3.10
Long-Term Debt	91.4	1.2	5.26	205.1	3.1	6.04	103.4	4.2	5.47	223.0	10.3	6.16
Total Interest-Bearing Liabilities	8,654.3	19.8	0.91	7,577.3	29.0	1.52	8,405.6	67.5	1.07	7,509.9	103.0	1.83
Net Interest Income		$109.2			$103.8			$309.7			$313.6
Interest Rate Spread			3.63%			4.01%			3.53%			3.88%
Net Interest Margin			3.85%			4.33%			3.78%			4.30%
Noninterest-Bearing Demand Deposits	2,050.5			1,594.4			1,943.0			1,793.5
Other Liabilities	404.2			387.5			415.3			414.3
Shareholders’ Equity	880.0			780.3			852.3			777.7
Total Liabilities and Shareholders’ Equity	$11,989.0			$10,339.5			$11,616.2			$10,495.4

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.
[3]

Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $329,000 and $234,000 for the three months ended September 30, 2009 and 2008, respectively, and $886,000 and $711,000 for the nine months ended September 30, 2009 and 2008, respectively.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis	Table 3
	Nine Months Ended September 30, 2009
	Compared to September 30, 2008
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Interest-Bearing Deposits	$(0.2)	$(0.2)	$(0.4)
Funds Sold	2.3	(2.5)	(0.2)
Investment Securities
Trading	(2.9)	—	(2.9)
Available-for-Sale	34.2	(21.9)	12.3
Held-to-Maturity	(1.7)	(0.3)	(2.0)
Loans Held for Sale	0.5	(0.2)	0.3
Loans and Leases
Commercial and Industrial	(3.5)	(11.7)	(15.2)
Commercial Mortgage	3.9	(5.3)	(1.4)
Construction	(1.3)	(2.5)	(3.8)
Commercial Lease Financing	(0.3)	2.1	1.8
Residential Mortgage	(6.1)	(3.6)	(9.7)
Home Equity	0.3	(7.4)	(7.1)
Automobile	(5.6)	(0.6)	(6.2)
Other [2]	(1.9)	(2.4)	(4.3)
Total Loans and Leases	(14.5)	(31.4)	(45.9)
Other	—	(0.6)	(0.6)
Total Change in Interest Income	17.7	(57.1)	(39.4)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.5	(4.5)	(4.0)
Savings	7.5	(7.0)	0.5
Time	(6.1)	(12.0)	(18.1)
Total Interest-Bearing Deposits	1.9	(23.5)	(21.6)
Short-Term Borrowings	(0.7)	(0.8)	(1.5)
Securities Sold Under Agreements to Repurchase	2.0	(8.3)	(6.3)
Long-Term Debt	(5.0)	(1.1)	(6.1)
Total Change in Interest Expense	(1.8)	(33.7)	(35.5)

Change in Net Interest Income	$19.5	$(23.4)	$(3.9)

[1]	The changes for each category of interest income and expense are allocated between the portion of changes attributable to the variance in volume and rate for that category.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income

Net interest income is affected by both changes in interest rates (rate) and the amount and composition of earning assets and interest-bearing liabilities (volume).  Net interest margin is calculated as the yield on average earning assets minus the interest rate paid on average interest-bearing liabilities.

Due to the uncertainty regarding economic and industry conditions in late 2008 and into 2009, we focused on building and maintaining liquidity.  As government programs and other factors helped to reduce some of the uncertain industry conditions, we invested some of our liquidity into lower risk investment securities.

Net interest income, on a taxable equivalent basis, increased by $5.4 million or 5% in the third quarter of 2009 compared to the same period in 2008 primarily due to lower funding costs on our deposit balances.  Net interest income, on a taxable equivalent basis, decreased by $3.9 million or 1% for the first nine months of 2009 compared to the same period in 2008 primarily due to lower yields on our interest-earning assets. Our net interest margin decreased by 48 basis points in the third quarter of 2009 and by 52 basis points for the first nine months of 2009 compared to the same periods in 2008.

Yields on our interest-earning assets decreased by 99 basis points in the third quarter of 2009 and by 111 basis points for the first nine months of 2009 compared to the same periods in 2008.  We experienced lower yields in all of our lending categories in 2009, except for commercial leasing, reflecting the effects of a decrease interest rate environment.  Yields on our loan and lease portfolio decreased by 43 basis points in the third quarter of 2009 and by 69 basis points for the first nine months of 2009 compared to the same periods in 2008.  Yields in our commercial lease financing portfolio increased by 241 basis points in the third quarter of 2009 and by 62 basis points for the first nine months of 2009 compared to the same periods in 2008.  This was primarily due to a $4.0 million decrease in lease financing interest income in the third quarter of 2008 as a result of recording the effective settlement of our SILO transactions in September 2008.  We also experienced lower yields on our investment securities portfolio as a result of the lower interest rate environment in 2009.  Yields on our investment securities available-for-sale decreased by 128 basis points in the third quarter of 2009 and by 99 basis points for the first nine months of 2009 compared to the same periods in 2008.  The lower yields on our interest-earning assets were partially offset by lower funding costs.  Rates paid on our interest-bearing liabilities decreased by 61 basis points in the third quarter of 2009 and by 76 basis points for the first nine months of 2009 compared to the same periods in 2008, reflecting the re-pricing of our liabilities at lower rates.  Rates paid on our interest-bearing deposits decreased by 45 basis points in the third quarter of 2009 and by 61 basis points for the first nine months of 2009 compared to the same periods in 2008.  Also contributing to our lower funding costs was a decrease in rates paid on our securities sold under agreements to repurchase by 109 basis points in the third quarter of 2009 and by 94 basis points for the first nine months of 2009 compared to the same periods in 2008.

Average balances of our interest-earning assets increased by $1.7 billion or 18% in the third quarter of 2009 and by $1.2 billion or 12% for the first nine months of 2009 compared to the same periods in 2008, primarily due to a significant increase in investment securities available-for-sale and funds sold.  The deployment of funds in 2009 was made primarily in debt securities issued by the U.S. Treasury and government agencies, and in liquid investments with the FRB.  Partially offsetting the increase in investment securities available-for-sale and funds sold, was a decrease in our average loan and lease balances by $477.5 million or 7% in the third quarter of 2009 and by $298.7 million or 5% for the first nine months of 2009 compared to the same periods in 2008, as we continued to experience pay downs in balances while maintaining our disciplined underwriting approach.  Average interest-bearing deposits increased by $902.4 million or 15% in the third quarter of 2009 and by $992.9 million or 16% for the first nine months of 2009 compared to the same periods in 2008.  The increase in average savings deposit balances from 2008 was primarily due to the continued success of our bonus rate savings and business money market savings products.  The increase in our average savings deposit balances in 2009 was partially offset by a decrease in average time deposit balances as some customers moved their deposits to more liquid savings and interest-bearing demand products.  Partially offsetting the increase in average interest-bearing deposit balances in 2009 compared to the same periods in 2008 was the decrease in average balances in long-term debt.  This was primarily due to the maturity of $119.3 million in subordinated notes in the first quarter of 2009.

Provision for Credit Losses

The Provision reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of our credit quality.  We recorded a Provision of $27.5 million in the third quarter of 2009 compared to a Provision of $20.4 million in the third quarter of 2008.  We recorded a Provision of $81.1 million for the first nine months of 2009 compared to a Provision of $42.0 million for the first nine months of 2008.  The higher Provision recorded in 2009, a result of our quarterly evaluation of the adequacy of the Allowance, was primarily due to increased risk in our mortgage-related consumer lending, commercial and industrial, and commercial real estate portfolios due to continued economic weakness in Hawaii and the U.S. Mainland.  For further discussion on the Allowance, see the “Corporate Risk Profile — Reserve for Credit Losses” section in MD&A.

Noninterest Income

Noninterest income decreased by $0.2 million or less than 1% in the third quarter of 2009 and by $16.7 million or 8% for the first nine months of 2009 compared to the same periods in 2008.

Trust and asset management income decreased by $3.3 million or 23% in third quarter of 2009 compared to the same period in

2008.  This decrease was primarily due to a $2.2 million decrease in mutual fund management fees, which were adversely affected by increases in fee waivers in our money market mutual funds due to low yields, combined with the decline in the value of the equity markets.  Also contributing to the decrease in trust and asset management income was a $0.3 million decrease in employee benefit trust fees, and a $0.2 million decrease each in special service fees and investment management fees.  Trust and asset management income decreased by $10.3 million or 23% for the first nine months of 2009 compared to the same period in 2008, primarily due to a $5.4 million decrease in mutual fund management fees, which were adversely affected by the increases in fee waivers and the decline in the value of the equity markets noted above.  Also contributing to the decrease in trust and asset management income was a $1.0 million decrease in employee benefit trust fees, a $0.8 million decrease in special services fees, a $0.7 million decrease each in agency fees and investment management fees, and a $0.5 million decrease each in testamentary trust fees, and revocable and irrevocable trust fees.  These fees are in large part based upon the market value of the assets that we manage.  Total trust assets under administration were $9.9 billion as of September 30, 2009, $9.8 billion as of December 31, 2008, and $11.3 billion as of September 30, 2008.

Mortgage banking income increased by $4.0 million in the third quarter of 2009 compared to the same period in 2008.  This increase was primarily due to higher loan origination volume for the quarter, the result of higher refinancing activity due to lower interest rates on conforming saleable mortgage-based products in the third quarter of 2009 compared to the same period in 2008.  Residential mortgage loan originations were $221.3 million in the third quarter of 2009, a $63.9 million or 41% increase compared to the same period in 2008.  Residential mortgage loan sales were $208.3 million in the third quarter of 2009, a $133.0 million increase compared to the same period in 2008.  Mortgage banking income increased by $11.1 million for the first nine months of 2009 compared to the same period in 2008.  This increase was primarily due to higher loan origination volume for the first nine months of 2009 compared to the same period in 2008.  Residential mortgage loan originations were $1.0 billion for the first nine months of 2009, a $339.0 million or 50% increase compared to the same period in 2008.  Residential mortgage loan sales were $873.6 million for the first nine months of 2009, a $524.9 million increase compared to the same period in 2008.

Service charges on deposit accounts increased by $1.0 million or 7% in the third quarter of 2009 and by $2.8 million or 7% for the first nine months of 2009 compared to the same periods in 2008.  The increases in service charges on deposit accounts from 2008 were primarily due to higher account analysis fees on analyzed business checking accounts as a result of lower earnings credit rates on customer accounts.  This was partially offset by a decrease in monthly service fees resulting from the introduction of our free checking product in July 2008.

Fees, exchange, and other service charges decreased by $0.8 million or 5% in the third quarter of 2009 and by $1.9 million or 4% for the first nine months of 2009 compared to the same periods in 2008.  The decrease in the third quarter of 2009 compared to the same period in 2008 was primarily due to lower ATM and credit card fee income.  The decrease for the first nine months of 2009 compared to the same period in 2008 was primarily due to the decrease in ATM fee income as well as lower merchant services income.  This was the result of lower transaction volume during 2009 which was impacted by a slow economy in Hawaii and lower levels of visitor arrivals.

Insurance income increased by $1.4 million or 24% in the third quarter of 2009 compared to the same period in 2008.  This increase was primarily due to a $2.6 million increase in contingent commission income, partially offset by a $0.9 million decrease in commission and brokerage income and a $0.2 million decrease in income from annuity and life insurance products.  Insurance income decreased by $0.9 million or 5% for the first nine months of 2009 compared to the same period in 2008.  This decrease was primarily due to a $1.6 million decrease in commission and brokerage income and a $1.0 million decrease in income from annuity and life insurance products.  This was partially offset by a $1.8 million increase in contingent commission income.

In June 2009, we sold our retail insurance brokerage operation, Bank of Hawaii Insurance Services, Inc. to a third party and recognized a pre-tax gain of $0.9 million.  This sale primarily explains the decline in commission and brokerage income during the third quarter of 2009.  As of September 30, 2009, we continued to operate our wholesale insurance business, Triad Insurance Agency, Inc. (“Triad”).  On October 9, 2009, we signed an agreement to sell certain assets of Triad to a third party.  The sale of Triad closed on October 22, 2009 and resulted in pre-tax gains of approximately $1.5 million that will be recorded in the fourth quarter of 2009.

Other noninterest income decreased by $2.3 million or 31% in the third quarter of 2009 compared to the same period in 2008.  This decrease was primarily due to a $0.7 million decrease each in income from bank-owned life insurance, our customer-related interest rate swap program, and in the unrealized gains related to our subordinated notes recorded in the third quarter of 2008.  Other noninterest income decreased by $17.0 million or 36% for the first nine months of 2009 compared to the same period in 2008.  This decrease was primarily due to pre-tax gains of $13.7 million recorded in the first quarter of 2008 resulting from the mandatory redemption of our Visa shares.  Also contributing to the decrease in other income was $2.0 million in unrealized gains related to our subordinated notes recorded in 2008.

Noninterest Expense

Noninterest expense decreased by $2.8 million or 3% in the third quarter of 2009 and by $2.6 million or 1% for the first nine months of 2009 compared to the same periods in 2008.

Table 4 presents the components of salaries and benefits expense for the third quarter and first nine months of 2009 and 2008.

Salaries and Benefits				Table 4
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Salaries	$29,988	$30,190	$90,565	$89,112
Incentive Compensation	5,524	5,969	12,223	16,358
Share-Based Compensation and Cash Grants for the Purchase of Company Stock	595	1,180	1,986	8,592
Commission Expense	1,523	1,653	5,528	5,518
Retirement and Other Benefits	3,962	3,097	12,385	11,822
Payroll Taxes	2,176	2,162	8,020	8,067
Medical, Dental, and Life Insurance	2,619	2,452	6,519	7,421
Separation Expense	—	61	369	1,331
Total Salaries and Benefits	$46,387	$46,764	$137,595	$148,221

Salaries and benefits expense decreased by $0.4 million or less than 1% in the third quarter of 2009 compared to the same period in 2008.  Salaries and benefits expense decreased by $10.6 million or 7% for the first nine months of 2009 compared to the same period in 2008.  This decrease was primarily due to a $6.6 million decrease in share-based compensation and cash grants for the purchase of Company stock, as well as a $4.1 million decrease in incentive compensation expense, reflecting lower levels of profitability.

Net occupancy expense decreased by $1.4 million or 12% in the third quarter of 2009 and by $2.9 million or 9% for the first nine months of 2009 compared to the same periods in 2008.  The decrease in net occupancy expense in the third quarter of 2009 was primarily due to a $0.7 million decrease in utilities expense and a $0.3 million decrease in depreciation and amortization expense.  The decrease in net occupancy expense for the first nine months of 2009 was primarily due to a $1.3 million decrease in utilities expense and a $0.7 million decrease in depreciation and amortization expense.

Professional fees decreased by $0.6 million or 19% in the third quarter of 2009.  This decrease was primarily due to lower expenses incurred in our Investment Services segment.  Professional fees increased by $0.7 million or 9% for the first nine months of 2009 compared to the same period in 2008.  This increase was due to a $0.7 million increase in legal fees.

FDIC insurance expense increased by $3.0 million in the third quarter of 2009 and by $13.3 million for the first nine months of 2009 compared to the same periods in 2008.  The increase in FDIC insurance expense in the third quarter and the first nine months of 2009 was primarily due to higher deposit balances, higher assessment rates, and our participation in the Temporary Liquidity Guarantee Program.  The increase in FDIC insurance expense for the first nine months of 2009 was also due in part to the Company’s $5.7 million share of an industry-wide assessment by the FDIC which was recorded in the second quarter of 2009.  In 2008 and into 2009, we utilized credits from the Federal Deposit Insurance Reform Act of 2005 which were available to offset our deposit insurance assessments.  We fully utilized these credits in March 2009.

Other noninterest expense decreased by $3.0 million or 15% in the third quarter of 2009 compared to the same period in 2008.  This decrease was primarily due to:

•                  $0.6 million decrease in operational losses;

•                  $0.4 million decrease in each of the categories of business development and travel, unrealized gains related to deferred compensation arrangements, and data services;

•                  $0.3 million decrease in advertising expense; and

•                  $0.1 million decrease in each of the categories of dealer reserve, education and recruitment, telephone, delivery and postage, and other taxes.

Other noninterest expense decreased by $2.8 million or 5% for the first nine months of 2009 compared to the same period in 2008.  This decrease was primarily due to:

•                  $2.3 million reduction in contributions to the Bank of Hawaii Charitable Foundation;

•                  $1.7 million decrease in our reserves for legal contingencies;

•                  $1.1 million decrease in business development and travel expense;

•                  $1.0 million expense related to a call premium on our Capital Securities recorded in 2008;

•                  $0.8 million decrease in delivery and postage services;

•                  $0.7 million decrease in each of the categories of advertising and unrealized gains related to deferred compensation arrangements;

•                  $0.5 million decrease in education and recruitment; and

•                  $0.4 million decrease in each of the categories of data services, and merchant transaction and card processing fees.

These decreases in other noninterest expense for the first nine months of 2009 compared to the same period in 2008 were partially offset by:

•                  $5.6 million reversal of contingency accruals related to Visa legal matters recorded in the first quarter of 2008; and

•                  $0.9 million premium related to the early repayment of our privately placed notes recorded in the first quarter of 2009.

Provision for Income Taxes

Table 5 presents our provision for income taxes and effective tax rates for the third quarter and first nine months of 2009 and 2008.

Provision for Income Taxes and Effective Tax Rates				Table 5
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Provision for Income Taxes	$17,729	$6,004	$49,699	$57,626
Effective Tax Rates	32.71%	11.24%	32.44%	27.37%

The lower effective tax rate for the third quarter of 2008 compared to the same period in 2009 was primarily due to the effective settlement of our SILO transactions recorded in September 2008, which resulted in a $12.9 million credit to the provision for income taxes in September 2008.

The lower effective tax rate for the first nine months of 2008 compared to the same period in 2009 was primarily due to the effective settlement of our SILO transactions.  Also contributing to the lower effective tax rate for the first nine months of 2008 was the tax effects related to the sale of our equity interest in an aircraft leveraged lease in March 2008.  The pre-tax gain from the aircraft sale would have resulted in an income tax expense of approximately $4.6 million based on statutory income tax rates.  However, due to the timing of the sale and the adjustment of previously recognized income tax liabilities, this transaction resulted in a $1.4 million income tax benefit.  As a result, the total income tax benefit from this transaction was approximately $6.0 million.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities, excluding trading securities, was $5.0 billion as of September 30, 2009, and $2.8 billion as of December 31, 2008 and September 30, 2008.  The increase in the carrying value of our investment securities during 2009 was primarily due to investments made in debt securities issued by the U.S. Treasury and mortgage-backed securities issued by government agencies.  These investments in high grade securities with relatively short durations, allow us to maintain flexibility to redeploy funds should such opportunities arise.

Gross unrealized losses on our temporarily impaired investment securities were $15.1 million as of September 30, 2009, $47.4 million as of December 31, 2008, and $40.1 million as of September 30, 2008.  Gross unrealized losses related to our temporarily impaired investment securities decreased from December 31, 2008 and September 30, 2008 primarily due to favorable movements in market interest rates as well as the sale of several private-label mortgage-backed securities which had recovered to their amortized cost bases in 2009.

As of September 30, 2009, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.  Table 6 presents the par value, amortized cost, and fair value of our debt and mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as of September 30, 2009.  As of September 30, 2009, we owned private-label mortgage-backed securities with an estimated fair value of $81.4 million.  See Note 2 to the Consolidated Financial Statements for more information.

Investment Securities Issued by the Federal National Mortgage Association
and the Federal Home Loan Mortgage Corporation			Table 6
(dollars in thousands)	Par Value	Amortized Cost	Fair Value
September 30, 2009
Debt Securities Issued by U.S. Government-Sponsored Enterprises
Federal National Mortgage Association	$250	$252	$267
Federal Home Loan Mortgage Corporation	500	499	535
Subtotal	750	751	802
Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises
Federal National Mortgage Association	686,560	687,621	718,506
Federal Home Loan Mortgage Corporation	589,951	590,099	616,419
Subtotal	1,276,511	1,277,720	1,334,925
Total	$1,277,261	$1,278,471	$1,335,727

Loans and Leases

Table 7 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances					Table 7
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2009	2009	2009	2008	2008
Commercial
Commercial and Industrial	$845,056	$932,444	$1,000,640	$1,053,781	$1,077,314
Commercial Mortgage	777,498	788,226	726,193	740,779	708,961
Construction	137,414	140,455	153,754	153,952	153,364
Lease Financing	458,696	468,030	454,822	468,140	467,279
Total Commercial	2,218,664	2,329,155	2,335,409	2,416,652	2,406,918
Consumer
Residential Mortgage	2,246,729	2,309,971	2,402,061	2,461,824	2,478,925
Home Equity	952,076	977,632	1,016,381	1,033,221	1,004,437
Automobile	299,657	309,877	343,642	369,789	395,015
Other [1]	214,232	223,276	241,233	248,747	254,163
Total Consumer	3,712,694	3,820,756	4,003,317	4,113,581	4,132,540
Total Loans and Leases	$5,931,358	$6,149,911	$6,338,726	$6,530,233	$6,539,458

1 Comprised of other revolving credit, installment, and lease financing.

Loans and leases represent our largest category of interest earning assets and the largest source of interest income.  Total loans and leases as of September 30, 2009 decreased by $598.9 million or 9% from December 31, 2008 and decreased by $608.1 million or 9% from September 30, 2008.

Commercial loans and leases as of September 30, 2009 decreased by $198.0 million or 8% from December 31, 2008 and decreased by $188.3 million or 8% from September 30, 2008.  The decrease in our commercial and industrial lending portfolio was primarily due to continued payoffs by corporate national customers.  The decrease in our construction lending portfolio was consistent with the slow economy in Hawaii.  This was partially offset by an increase in our commercial mortgage portfolio primarily due to one new commercial credit added in the second quarter of 2009.  While we continue to lend to credit worthy customers, we remain cautious in our lending approach in the current economic environment.  Consumer loans and leases as of September 30, 2009 decreased by $400.9 million or 10% from December 31, 2008 and decreased by $419.8 million or 10% from September 30, 2008.  We continued to experience higher levels of refinancing activity in the third quarter of 2009, albeit at lower levels compared to the second quarter of 2009, as a result of lower interest rates on mortgage-based products.  Balances in other consumer loan categories have decreased as a result of reduced customer demand in a slow economy in Hawaii as well as our disciplined underwriting approach.

Table 8 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 8
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2009	2009	2009	2008	2008
Commercial
Hawaii
Commercial and Industrial	$649,686	$685,333	$661,733	$707,433	$697,426
Commercial Mortgage	701,712	701,135	640,224	646,280	628,732
Construction	133,668	134,638	146,258	145,208	142,719
Lease Financing	43,079	45,507	50,311	50,622	50,294
U.S. Mainland [1]
Commercial and Industrial	121,495	171,062	232,772	228,149	242,642
Commercial Mortgage	4,050	14,086	14,210	14,405	4,695
Construction	3,746	5,817	6,220	6,438	8,655
Lease Financing	378,605	385,064	372,008	385,181	387,160
Guam
Commercial and Industrial	62,599	64,151	73,595	77,507	78,700
Commercial Mortgage	68,205	69,667	70,056	78,291	73,240
Construction	—	—	1,276	2,306	1,990
Lease Financing	17,848	18,293	14,479	13,181	10,962
Other Pacific Islands
Commercial and Industrial	7,557	8,470	9,343	12,177	14,660
Commercial Mortgage	1,409	1,510	1,609	1,703	2,188
Foreign [2]
Commercial and Industrial	3,719	3,428	23,197	28,515	43,886
Commercial Mortgage	2,122	1,828	94	100	106
Lease Financing	19,164	19,166	18,024	19,156	18,863
Total Commercial	2,218,664	2,329,155	2,335,409	2,416,652	2,406,918
Consumer
Hawaii
Residential Mortgage	2,046,966	2,103,104	2,189,237	2,242,637	2,255,970
Home Equity	908,051	931,010	967,570	982,379	953,078
Automobile	216,843	219,346	239,960	256,131	271,568
Other [3]	163,092	167,695	181,102	185,479	189,417
U.S. Mainland [1]
Home Equity	21,093	23,222	25,876	28,034	29,473
Automobile	32,675	36,302	41,785	45,559	48,631
Guam
Residential Mortgage	192,078	198,941	204,902	210,987	214,748
Home Equity	19,884	20,223	19,726	19,546	18,625
Automobile	46,095	49,799	56,665	61,907	67,600
Other [3]	25,639	27,475	29,518	30,992	31,961
Other Pacific Islands
Residential Mortgage	7,685	7,926	7,922	8,200	8,207
Home Equity	3,048	3,177	3,209	3,262	3,261
Automobile	4,044	4,430	5,232	6,192	7,216
Other [3]	25,497	28,096	30,609	32,271	32,780
Foreign [2]
Other [3]	4	10	4	5	5
Total Consumer	3,712,694	3,820,756	4,003,317	4,113,581	4,132,540
Total Loans and Leases	$5,931,358	$6,149,911	$6,338,726	$6,530,233	$6,539,458

1  For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located.  For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

2  Loans classified as Foreign represent those which are recorded in the Company’s international business units. Lease financing classified as Foreign represent those with air transportation carriers based outside the United States.

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

Other Assets

Table 9 presents the major components of other assets as of September 30, 2009, December 31, 2008, and September 30, 2008.

Other Assets			Table 9
	September 30,	December 31,	September 30,
(dollars in thousands)	2009	2008	2008
Bank-Owned Life Insurance	$200,986	$196,043	$194,420
Federal and State Tax Deposits	82,500	82,500	82,500
Federal Home Loan Bank and Federal Reserve Bank Stock	79,723	79,705	79,635
Low-Income Housing and Other Equity Investments	27,146	30,920	31,945
Derivative Financial Instruments	25,786	38,870	10,232
Accounts Receivable	16,109	17,607	19,461
Other	32,387	28,922	42,594
Total Other Assets	$464,637	$474,567	$460,787

Other assets as of September 30, 2009 decreased by $9.9 million or 2% from December 31, 2008.  The decrease in other assets from December 31, 2008 was primarily due to a $10.5 million decrease in the estimated fair value of our customer-related interest rate swap accounts, which have off-setting amounts recorded in other liabilities.  Also contributing to the decrease in total other assets was a $3.8 million decrease in low-income housing and other equity investments primarily due to amortization of these investments recorded over this period.  This was partially offset by a $4.9 million increase in bank-owned life insurance.

Other assets as of September 30, 2009 increased by $3.8 million or less than 1% from September 30, 2008.  The increase in total other assets from September 30, 2008 was primarily due to a $15.1 million increase in the estimated fair value of our customer-related interest rate swap accounts, partially offset by a $6.5 million decrease in receivable balances related to the sale of investment securities which were in the process of settlement as of period end, and a $4.8 million decrease in low-income housing and other equity investments.

As of September 30, 2009, the carrying value of our Federal Home Loan Bank of Seattle (“FHLB”) stock was $61.3 million.  Management expects the Company to remain a member institution of the FHLB and believes that there is no impairment related to the carrying amount of the Company’s FHLB stock as of September 30, 2009.  See Note 1 to the Consolidated Financial Statements for information related to our accounting and impairment policy.

Deposits

Table 10 presents the composition of our deposits by major customer categories.

Deposits					Table 10
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2009	2009	2009	2008	2008
Consumer	$4,776,626	$4,747,612	$4,702,494	$4,593,248	$4,460,965
Commercial	4,002,068	3,828,521	3,645,842	3,221,668	2,835,699
Public and Other	471,406	443,528	864,455	477,182	361,820
Total Deposits	$9,250,100	$9,019,661	$9,212,791	$8,292,098	$7,658,484

Deposit balances as of September 30, 2009 increased by $958.0 million or 12% from December 31, 2008.  The increase was primarily due to an $835.1 million increase in our business money market savings accounts and a $406.7 million increase in our bonus rate savings products.  This was partially offset by a $154.6 million decrease in public interest-bearing demand accounts and a $119.6 million decrease in business time deposits of $100,000 or more.

Deposit balances as of September 30, 2009 increased by $1.6 billion or 21% from September 30, 2008.  The increase was primarily due to a $1.0 billion increase in our business money market savings accounts, a $484.0 million increase in our bonus rate savings products, and a $301.5 million increase in our analyzed business checking accounts.  This was partially offset by a $162.5 million decrease in business time deposits of $100,000 or more.

Table 11 presents the composition of our savings deposits.

Savings Deposits					Table 11
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2009	2009	2009	2008	2008
Money Market	$2,008,094	$1,769,023	$1,607,375	$1,173,132	$965,149
Regular Savings	2,357,163	2,285,016	2,298,334	1,931,731	1,815,649
Total Savings Deposits	$4,365,257	$4,054,039	$3,905,709	$3,104,863	$2,780,798

Table 12 presents our quarterly average balance of time deposits of $100,000 or more.

Average Time Deposits of $100,000 or More					Table 12
	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2009	2009	2009	2008	2008
Average Time Deposits	$709,323	$738,488	$851,582	$891,922	$934,845

Borrowings and Long-Term Debt

Borrowings consisted of funds purchased and short-term borrowings, including commercial paper.  Borrowings were $15.9 million as of September 30, 2009, a $4.8 million or 23% decrease from December 31, 2008, and a $184.5 million or 92% decrease from September 30, 2008.  We manage the level of our borrowings to provide adequate sources of liquidity.

Due to our high level of deposits and increased capital levels,

we reduced the level of borrowings as a source of funds.

Long-term debt was $91.4 million as of September 30, 2009, a $111.9 million or 55% decrease from December 31, 2008, and a $113.2 million or 55% decrease from September 30, 2008.  The decrease in long-term debt from December 31, 2008 and September 30, 2008 was primarily due to the repayment of $119.0 million in subordinated notes and $25.0 million in privately placed notes in the first quarter of 2009.  This was partially offset by the recognition of $32.4 million in non-recourse debt on our balance sheet in the second quarter of 2009, which was previously not recognized as an obligation of the Company under leveraged lease accounting treatment.  See Note 3 to the Consolidated Financial Statements for more information on this leasing transaction.

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase as of September 30, 2009, December 31, 2008, and September 30, 2008.

Securities Sold Under Agreements to Repurchase			Table 13
	September 30,	December 31,	September 30,
(dollars in thousands)	2009	2008	2008
Government Entities	$849,755	$353,835	$434,431
Private Entities	675,000	675,000	675,000
Total Securities Sold Under Agreements to Repurchase	$1,524,755	$1,028,835	$1,109,431

As of September 30, 2009, the increase in securities sold under agreements to repurchase from 2008 was primarily due to new placements to accommodate local government entities.  A portion of the increase in securities sold under agreements to repurchase resulted from the withdrawal of public interest-bearing demand deposits in the second quarter of 2009.  As of September 30, 2009, the weighted average maturity was 32 days for our securities sold under agreements to repurchase with government entities and 7.54 years for securities sold under agreements to repurchase with private institutions, subject to the private institutions’ right to terminate agreements at earlier specified dates which could decrease the weighted average maturity to 264 days.  As of September 30, 2009, $150.0 million of our securities sold under agreements to repurchase placed with private institutions were indexed to the London Inter Bank Offered Rate (“LIBOR”) with the remaining $525.0 million at fixed interest rates.  If the agreements indexed to LIBOR with private institutions are not terminated by specified dates, the interest rates on the agreements become fixed, at rates ranging from 4.25% to 5.00%, for the remaining term of the respective agreements.  As of September 30, 2009, the weighted average interest rate for outstanding agreements with private institutions was 3.46%.

Shareholders’ Equity

As of September 30, 2009, shareholders’ equity was $902.8 million, an increase of $112.1 million or 14% from December 31, 2008, and an increase of $122.8 million or 16% from September 30, 2008.  The increase in shareholders’ equity from December 31, 2008 was primarily due to earnings for the first nine months of 2009 of $103.5 million and changes in the fair value of our investment securities available-for-sale, net of tax, of $65.1 million.  The change in fair value of our investment securities available-for-sale, net of tax, was primarily due to favorable interest rate movements and the larger investment portfolio as of September 30, 2009.  This was partially offset by cash dividends paid of $64.6 million.  Consistent with our strategy to build capital levels, we have not repurchased shares of our common stock in 2009.  Further discussion on our capital structure is included in the “Corporate Risk Profile — Capital Management” section of MD&A.

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

The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to our overall asset and liability management activities on a proportionate basis.  The basis for the allocation of net interest income is a function of our assumptions that are subject to change based on changes in current interest rates and market conditions.  Funds transfer pricing also serves to transfer interest rate risk to Treasury.  However, the other business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions within guidelines.  See Note 5 to the Consolidated Financial Statements for selected financial information as of and for the three and nine months ended September 30, 2009 and 2008.

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans.  Deposit products include checking, savings, and time deposit accounts.  Products and services from Retail Banking are delivered to customers through 73 Hawaii branch locations, 485 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

Net income decreased by $9.3 million or 41% in the third quarter of 2009 compared to the same period in 2008 primarily due to an increase in the Provision and a decrease in net interest income.  This was partially offset by an increase in noninterest income.   The $8.2 million increase in the Provision was primarily due to higher net charge-offs of loans in the segment’s home equity and residential mortgage portfolios.  The $7.5 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances.  The $0.7 million increase in noninterest income was primarily due to higher mortgage banking income, a result of higher origination and sale activity.

Net income decreased by $25.5 million or 36% for the first nine months of 2009 compared to the same period in 2008. The decrease in net income was primarily due to an increase in the Provision and noninterest expense, along with a decrease in net interest income.  This was partially offset by an increase in noninterest income.  The $23.5 million increase in the Provision was primarily due to higher net charge-offs of loans in the segment’s home equity and residential mortgage portfolios.  The $19.2 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances.  The $3.4 million increase in noninterest expense was primarily due to higher FDIC base insurance assessments.  The $5.7 million increase in noninterest income was primarily due to higher mortgage banking income, a result of higher origination and sale activity.

Commercial Banking

Commercial Banking offers products including corporate banking, commercial real estate loans, commercial lease financing, auto dealer financing, deposit and cash management products, merchant services to its small business customers, and wholesale/retail property and casualty insurance products.  Commercial lending, deposit, and cash management services are offered to middle-market and large companies in Hawaii.  Commercial real estate mortgages focus on customers that include investors, developers, and builders domiciled in Hawaii.  Commercial Banking also includes syndicated lending activities, international banking, and operations at our 12 branches in the Pacific Islands.

Net income increased by $6.5 million or 142% in the third quarter of 2009 compared to the same period of 2008 primarily due to increases in net interest income and noninterest income.  The $6.4 million increase in net interest income was primarily due to higher average deposit balances and the effective settlement of our SILO transactions in 2008.  The $1.3 million increase in noninterest income was primarily due to higher contingent fee income on our wholesale and casualty property insurance products.

Net income decreased by $3.7 million or 9% for the first nine months of 2009 compared to the same period in 2008 primarily due to increases in the Provision and noninterest expense, partially offset by increases in net interest income and noninterest income.  The $14.6 million increase in the Provision was primarily due to higher net charge-offs of loans and leases in the segment.  The $3.1 million increase in noninterest expense was primarily due to higher FDIC base insurance assessments as well as our share of an industry-wide assessment by the FDIC.  The $6.2 million increase in net interest income was primarily due to higher average deposit balances and lower leveraged lease financing income in 2008.  The $2.6 million increase in noninterest income was primarily due to higher account analysis fees as a result of lower earnings credit rates on customer accounts.

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

Net income decreased by $0.1 million or 5% in the third quarter of 2009 compared to the same period in 2008 primarily due to a decrease in noninterest income, partially offset by decreases in noninterest expense and the Provision.  The $3.4 million decrease in noninterest income was primarily due to lower fee income as a result of lower asset values under trust administration.  The $1.1 million decrease in the Provision was due to lower net charge-offs of loans in this segment.  The $1.8 million decrease in noninterest expense was primarily due to lower salaries, other operating, and allocated expenses.

Net income decreased by $5.4 million or 56% for the first nine months of 2009 compared to the same period in 2008 primarily due to a decrease in noninterest income, partially offset by a decrease in noninterest expense.  The $11.7 million decrease in noninterest income was primarily due to lower fee income as a result of lower asset values under trust administration.  The $2.7 million decrease in noninterest expense was primarily due to lower salaries and allocated expenses.

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

Net income decreased by $8.0 million or 45% in the third quarter 2009 compared to the same period in 2008 primarily due to a higher provision for income taxes.   This was partially offset by higher net interest income and noninterest income.  The $16.0 million increase in the provision for income taxes was primarily due a to the tax benefit from a $12.9 million credit related to the effective settlement of our SILO transactions in the third quarter 2008.  The $6.1 million increase in net interest income was primarily due to the increase in the balance of our investment securities portfolio as well as reductions in long-term debt and securities sold under agreements to repurchase.  The $1.2 million increase in noninterest income was primarily due to the net change in the estimated fair value of our mortgage servicing rights due to changes in valuation assumptions and the fair value of our designated trading securities.

Net income decreased by $14.8 million or 48% for the first nine months of 2009 compared to the same period in 2008 primarily due to higher provision for taxes and lower noninterest income.  This was partially offset by higher net interest income and lower noninterest expense.  The $15.3 million increase in the provision for income taxes was primarily due to the tax benefit from the $12.9 million credit related to our SILO transactions in the third quarter 2008.  The $13.3 million decrease in noninterest income was primarily due to a $13.7 million pre-tax gain from the mandatory redemption of our Visa shares in the first quarter of 2008 and unrealized gains from our subordinated notes in the second quarter of 2008.  The $6.4 million decrease in noninterest expense was primarily due to various accruals recorded in the first quarter of 2008 (e.g., cash awards to purchase our stock and earnings-based incentive compensation) and lower separation expense.  The $8.0 million increase in net interest income was primarily due to the increase in the balance of the investment portfolio and reductions in long-term debt and securities sold under agreements to repurchase.

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

Corporate Risk Profile

Credit Risk

Our overall credit risk position is reflective of the continued weak economic activity during the third quarter of 2009, with increasing levels of non-performing assets compared to December 31, 2008.  Although the decline in visitor arrivals appears to be stabilizing, visitor spending continues to be lower in 2009 compared to 2008.  The construction and real estate industries in Hawaii remain weak.  Hawaii’s seasonally adjusted unemployment rate improved slightly from June 30, 2009 to 7.2% as of September 30, 2009.  The slow economy in Hawaii is resulting in higher delinquencies and loss rates in our loan and lease portfolio, with the primary impact in our commercial and industrial, construction, and mortgage-related consumer lending portfolios.  Table 14 presents several segments of our loan and lease portfolio which demonstrate a higher risk profile.

Residential home building loans represent $85.4 million or 62% of our total commercial construction portfolio balance as of September 30, 2009.  Higher risk exposure in our residential home building portfolio was $38.6 million as of September 30, 2009, of which $10.3 million was included in non-performing assets.  As of September 30, 2009, $16.5 million of this higher risk exposure relates to residential development projects outside of Oahu.  The increase in our higher risk exposure from June 30, 2009 was primarily due to a regional home builder with operations on Oahu who is largely experiencing difficulties in other markets.

Land loans in our residential mortgage portfolio often represents higher risk due to the volatility in the value of the underlying collateral.  Our Hawaii residential land loan portfolio was $43.1 million as of September 30, 2009, of which $36.6 million related to properties on Hawaiian islands other than Oahu.

Higher Risk Loans Outstanding					Table 14
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2009	2009	2009	2008	2008
Residential Home Building	$38,592	$22,850	$8,536	$5,001	$6,944
Residential Land Loans	43,128	47,871	50,663	54,483	58,401
Home Equity Loans	24,339	21,832	19,431	14,917	14,028
Air Transportation	60,996	62,148	76,303	79,692	79,758

The higher risk segment within our Hawaii home equity lending portfolio was $24.3 million or 3% of our total home equity loans outstanding as of September 30, 2009.  The higher risk segment within our Hawaii home equity portfolio was those loans originated in 2005 or later, with current monitoring credit scores below 600, and with current loan-to-value (“LTV”) ratios greater than 70%.

We also continue to have elevated risk in our air transportation portfolio due to a weaker economy in Hawaii and the U.S. Mainland.  As of September 30, 2009, included in our commercial leasing portfolio were eight leveraged leases on aircraft that were originated in the 1990’s and prior. Outstanding credit exposure related to these leveraged leases was $52.9 million as of September 30, 2009 and $71.0 million as of December 31, 2008. The decrease in our air transportation credit exposure as of September 30, 2009 compared to December 31, 2008 was primarily due to the sale of our equity interest in a cargo aircraft in the second quarter of 2009.

See Note 3 to the Consolidated Financial Statements for more information on this transaction.  As of September 30, 2009, we also had an $8.1 million exposure related to one direct financing lease for an aircraft, whose intermediary and guarantor has disclosed that it will not receive additional financial support from the U.S. government and that it could file for bankruptcy protection.  Relative to our total loan and lease portfolio, domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, consumer demand, and marginal pricing power. We believe that volatile fuel costs, coupled with a weak U.S. Mainland economy, will place additional pressure on the financial health of air transportation carriers for the foreseeable future.

These higher risk loans and leases have been considered in our quarterly evaluation of the adequacy of the Allowance.

Non-Performing Assets

Table 15 presents information on non-performing assets (“NPA”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More					Table 15
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2009	2009	2009	2008	2008
Non-Performing Assets [1]
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$9,924	$10,511	$21,839	$3,869	$574
Commercial Mortgage	1,193	1,219	—	—	—
Construction	15,534	6,548	5,001	5,001	—
Lease Financing	690	956	910	133	149
Total Commercial	27,341	19,234	27,750	9,003	723
Consumer
Residential Mortgage	16,718	16,265	9,230	3,904	3,749
Home Equity	3,726	2,567	1,620	1,614	1,162
Other [2]	550	550	1,383	—	—
Total Consumer	20,994	19,382	12,233	5,518	4,911
Total Non-Accrual Loans and Leases	48,335	38,616	39,983	14,521	5,634
Foreclosed Real Estate	201	438	346	428	293
Total Non-Performing Assets	$48,536	$39,054	$40,329	$14,949	$5,927
Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$137	$13	$—	$6,785	$—
Construction	3,005	—	—	—	—
Lease Financing	—	—	257	268	—
Total Commercial	3,142	13	257	7,053	—
Consumer
Residential Mortgage	5,951	4,657	4,794	4,192	3,455
Home Equity	1,698	2,879	1,720	1,077	296
Automobile	749	769	776	743	758
Other [2]	739	1,270	1,100	1,134	926
Total Consumer	9,137	9,575	8,390	7,146	5,435
Total Accruing Loans and Leases Past Due 90 Days or More	$12,279	$9,588	$8,647	$14,199	$5,435
Restructured Loans Not Included in Non-Accrual Loans and Accruing Loans Past Due 90 Days or More	$7,578	$2,307	$—	$—	$—
Total Loans and Leases	$5,931,358	$6,149,911	$6,338,726	$6,530,233	$6,539,458
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.81%	0.63%	0.63%	0.22%	0.09%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.82%	0.63%	0.64%	0.23%	0.09%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases	1.23%	0.83%	1.19%	0.37%	0.03%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Foreclosed Real Estate	0.57%	0.52%	0.31%	0.14%	0.13%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	1.03%	0.79%	0.77%	0.45%	0.17%

Quarter to Quarter Changes in Non-Performing Assets [1]
Balance at Beginning of Quarter	$39,054	$40,329	$14,949	$5,927	$6,680
Additions	22,856	22,459	29,164	15,464	1,355
Reductions
Payments	(6,899)	(15,593)	(874)	(2,440)	(955)
Return to Accrual Status	(3,373)	(230)	(768)	(1,468)	(756)
Sales of Foreclosed Real Estate	(237)	—	(82)	—	—
Charge-offs/Write-downs	(2,865)	(7,911)	(2,060)	(2,534)	(397)
Total Reductions	(13,374)	(23,734)	(3,784)	(6,442)	(2,108)
Balance at End of Quarter	$48,536	$39,054	$40,329	$14,949	$5,927

[1]	Excluded from non-performing assets are non-accrual loans held for sale of $7.7 million and $5.2 million as of September 30, 2009 and June 30, 2009, respectively.
[2]	Comprised of other revolving credit, installment, and lease financing.

NPAs are comprised of non-accrual loans and leases and foreclosed real estate. The $33.6 million increase in NPAs from December 31, 2008 was primarily due to net additions to non-accrual status of $12.8 million in residential mortgage loans, $10.5 million in construction loans, and $6.1 million in commercial and industrial loans.

The increase in non-accrual residential mortgage loans from December 31, 2008 was primarily due to a $6.2 million increase in non-accrual land loans and second home and investment properties on Hawaiian Islands other than Oahu.  Also contributing to this increase was a $4.2 million increase in non-accrual owner-occupied properties on Hawaiian Islands other than Oahu.  Non-accrual residential mortgage loans on Oahu increased by $2.2 million from December 31, 2008.  As of September 30, 2009, there were 84 properties on non-accrual status, compared to 32 properties on non-accrual status as of December 31, 2008.

The increase in non-accrual construction loans during the third quarter of 2009 was primarily due to the addition to non-accrual status of two loans totaling $10.5 million.  Non-accrual loan exposure in our construction loan portfolio was comprised of four construction loans, with the largest exposure being $6.8 million.  We have evaluated each of these loans for impairment and have taken partial charge-offs on three of these loans.  The fourth loan is deemed to be well-secured, with a 12% LTV ratio, as it represents the senior tranche in a structured loan with a high level of subordination.

Included in NPAs are loans that we consider impaired.  Impaired loans are defined as those which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms have been modified in a troubled debt restructuring (“TDR”).   Impaired loans were $32.4 million as of September 30, 2009 and $8.3 million as of December 31,

2008.  There were no impaired loans as of September 30, 2008.  Impaired loans had a related Allowance of $4.1 million as of September 30, 2009 and less than $0.1 million as of December 31, 2008.

We had loans whose terms had been modified in a TDR of $8.4 million as of September 30, 2009.  Loans modified in a TDR were primarily the result of the modification of interest rates to below market rates and extensions of maturity dates.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and still accruing interest because they are well secured and in the process of collection.  The $1.9 million or 14% decrease in loans and leases past due 90 days or more and still accruing interest from December 31, 2008 was primarily due to the payoff of two commercial and industrial loans during the first quarter of 2009.  This was partially offset by the addition of one construction loan to this classification in the third quarter of 2009.

The $6.8 million increase in loans and leases past due 90 days or more and still accruing interest from September 30, 2008 reflects increased delinquency activity in our consumer loans, consistent with the weak economy in Hawaii, primarily in the portfolios that are affected by residential real estate.  As noted previously, there was an addition of one construction loan to this classification which also contributed to the increase in loans and leases past due 90 days or more from September 30, 2008. This loan has a LTV ratio of 33% and is currently in the process of collection.

Reserve for Credit Losses

Table 16 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 16
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Balance at Beginning of Period	$142,835	$107,667	$128,667	$96,167
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(4,769)	(1,783)	(23,493)	(4,568)
Commercial Mortgage	(2,092)	—	(2,092)	—
Construction	(5,845)	—	(5,845)	—
Lease Financing	(120)	(27)	(4,613)	(303)
Consumer
Residential Mortgage	(2,430)	(398)	(5,071)	(531)
Home Equity	(3,614)	(519)	(9,233)	(1,798)
Automobile	(2,602)	(2,858)	(7,694)	(7,960)
Other [1]	(3,032)	(3,444)	(10,252)	(8,202)
Total Loans and Leases Charged-Off	(24,504)	(9,029)	(68,293)	(23,362)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	252	220	1,022	1,407
Lease Financing	49	2	81	7
Consumer
Residential Mortgage	448	67	719	162
Home Equity	67	36	239	83
Automobile	849	699	2,311	2,195
Other [1]	581	647	2,004	2,051
Total Recoveries on Loans and Leases Previously Charged-Off	2,246	1,671	6,376	5,905
Net Loans and Leases Charged-Off	(22,258)	(7,358)	(61,917)	(17,457)
Provision for Credit Losses	27,500	20,358	81,077	41,957
Provision for Unfunded Commitments	—	—	250	—
Balance at End of Period [2]	$148,077	$120,667	$148,077	$120,667

Components
Allowance for Loan and Lease Losses	$142,658	$115,498	$142,658	$115,498
Reserve for Unfunded Commitments	5,419	5,169	5,419	5,169
Total Reserve for Credit Losses	$148,077	$120,667	$148,077	$120,667

Average Loans and Leases Outstanding	$6,034,956	$6,512,453	$6,245,117	$6,543,871

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	1.46%	0.45%	1.33%	0.36%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	2.41%	1.77%	2.41%	1.77%

[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the Consolidated Statements of Condition.

We maintain a Reserve that consists of two components, the Allowance and a Reserve for Unfunded Commitments (“Unfunded Reserve”).  The Reserve provides for the risk of credit losses inherent in the loan and lease portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

The level of the Allowance is adjusted by recording an expense or recovery through the Provision.  The level of the

Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense.  The Provision exceeded net charge-offs of loans and leases for the third quarter of 2009 by $5.2 million and by $19.2 million for the first nine months of 2009.

Commercial and industrial net charge-offs for the third quarter of 2009 included a $1.8 million partial charge-off related to the sale of our interest in a syndicated credit of $8.8 million.

Commercial mortgage charge-offs of $2.1 million in the third quarter of 2009 related to a partial charge-off resulting from the sale of our interest in a syndicated credit which was in the process of closing as of September 30, 2009.  As a result, our interest in this syndicated credit was recorded in loans held for sale as of September 30, 2009 at its estimated fair value of $7.7 million.

Construction charge-offs of $5.8 million in the third quarter of 2009 included partial charge-offs related to three projects.  These borrowers were adversely affected by weakness in the residential real estate market and the economy in Hawaii.

Charge-off activity in our consumer portfolios in the third quarter of 2009 was consistent with the slow economy in Hawaii.  Although we remain focused on loss mitigation strategies, consumers continue to be adversely impacted by higher levels of unemployment, lower real estate values, and weakness in the economy in Hawaii.

As of September 30, 2009, the Allowance was $142.7 million or 2.41% of total loans and leases outstanding.  This represents an increase of 52 basis points from December 31, 2008 and an increase of 64 basis points from September 30, 2008.  The increase in the Allowance during the third quarter of 2009 was primarily due to increased risk in our mortgage-related consumer lending portfolios, a result of the weak economy in Hawaii.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of September 30, 2009, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

We increased the Unfunded Reserve by $0.3 million from December 31, 2008 and September 30, 2008.  The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

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

Our earnings are affected not only by general economic conditions, but also by the monetary and fiscal policies of the U.S. government and its agencies, particularly the FRB.  The monetary policies of the FRB influence, to a significant extent, the overall growth of loans, investment securities, and deposits and the level of interest rates earned on assets and paid for liabilities.  The nature and impact of future changes in monetary policies are generally not predictable.

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

The use of derivative financial instruments has generally been limited.  This is due to natural on-balance sheet hedges arising out of offsetting interest rate exposures from loans and investment securities with deposits and other interest-bearing liabilities.  In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by ALCO.  Natural and offsetting hedges reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures.  Expected movements in interest rates are also considered in managing interest rate risk.  Thus, as interest rates change, we may use different techniques to manage interest rate risk.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 17 presents, as of September 30, 2009 and 2008, an estimate of the change in net interest income during a quarterly time frame that would result from a gradual change in interest rates, moving in a parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on the net interest income simulation as of September 30, 2009, net interest income sensitivity to changes in interest rates as of September 30, 2009 was slightly more sensitive compared to the sensitivity profiles as of September 30, 2008.  Economic conditions and government intervention have caused interest rates to fall to low levels and introduced significant market volatility.  These factors have contributed to greater interest rate risk to the Company as of September 30, 2009.

Net Interest Income Sensitivity Profile				Table 17
	Impact on Future Quarterly Net Interest Income
(dollars in thousands)	September 30, 2009		September 30, 2008
Change in Interest Rates (basis points)
+200	$(723)	(0.7)%	$(627)	(0.6)%
+100	(206)	(0.2)	(104)	(0.1)
-100	(1,135)	(1.1)	(940)	(0.9)
-200	(2,477)	(2.4)	(2,090)	(2.0)

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated.  These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted for a period of time.  Conversely, if the yield curve should steepen further from its mostly “normal” profile, net interest income may increase.  We also use the Market Value of Portfolio Equity (“MVPE”) sensitivity analysis to estimate the net present value change in our net assets (i.e., assets, liabilities, and off-balance sheet instruments) from changes in interest rates.  The MVPE was approximately $2.0 billion as of

September 30, 2009 and approximately $1.6 billion as of September 30, 2008.  Table 18 presents, as of September 30, 2009 and 2008, an estimate of the change in the MVPE that would occur from an instantaneous 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve.  The MVPE sensitivity generally decreased as of September 30, 2009 compared to September 30, 2008 as a result of changes in the balance sheet, particularly from higher deposit balances.  A further significant parallel decline in interest rates effectively creates a 0% interest rate environment which greatly reduces the estimated value of both our loans and deposits.

Market Value of Equity Sensitivity Profile				Table 18
	Change in Market Value of Equity
(dollars in thousands)	September 30, 2009		September 30, 2008
Change in Interest Rates (basis points)
+200	$(45,976)	(2.3)%	$(196,695)	(12.5)%
+100	13,149	0.7	(83,651)	(5.3)
-100	(30,625)	(1.6)	(5,721)	(0.4)
-200	(121,051)	(6.1)	(130,480)	(8.3)

Further enhancing the MVPE sensitivity analysis are:

•                  value-at-risk metrics;

•                  key rate analysis;

•                  duration of equity analysis; and

•                  exposure to basis risk and non-parallel yield curve shifts.

There are inherent limitations to these measures; however, used along with the MVPE sensitivity analysis, we obtain better overall insight for managing our exposures to changes in interest rates.  Based on the additional analyses, we estimate that our greatest exposure is in scenarios where interest rates fall significantly from current levels.

Liquidity Management

Liquidity is managed in an effort to provide continuous access to sufficient, reasonably priced funds.  Funding requirements are impacted by loan originations and refinancings, liability issuances and settlements, and off-balance sheet funding commitments.  We consider and comply with various regulatory guidelines regarding required liquidity levels and periodically monitor our liquidity position in light of the changing economic environment and customer activity.  Based on periodic liquidity assessments, we may alter our asset, liability, and off-balance sheet positions.  The ALCO monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change.  This process, combined with our ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.

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

We strengthened our liquidity position in the third quarter of 2009, with increased levels of funding.  Total deposits were $9.3 billion as of September 30, 2009, a $958.0 million or 12% increase from December 31, 2008, and a $1.6 billion or 21% increase from September 30, 2008.  In 2009, we made investments in debt securities issued by the U.S. Treasury and in mortgage-backed securities issued by government agencies.  These investments in high grade securities with relatively short durations, allows us to maintain flexibility to redeploy funds should such opportunities arise.

Capital Management

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the

Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of September 30, 2009, the Company and the Bank were “well capitalized” under this regulatory framework.  There have been no conditions or events since September 30, 2009 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of September 30, 2009, our shareholders’ equity was $902.8 million, a $112.1 million or 14% increase from December 31, 2008, and a $122.8 million or 16% increase from September 30, 2008.

In response to a slowing economy and economic uncertainty, we began in the second half of 2008 to increase capital.  As of September 30, 2009, our Tier 1 capital ratio was 13.43%, our total capital ratio was 14.70%, our leverage ratio was 6.67%, and our ratio of tangible common equity to risk-weighted assets was 14.56%.

From the beginning of our share repurchase program in July 2001 through October 28, 2008, we repurchased a total of 45.6 million shares of common stock and returned $1.6 billion to our shareholders at an average cost of $35.44 per share.  We have not repurchased shares of our common stock since October 2008, except for purchases from our employees in connection with income tax withholdings related to the vesting of restricted stock and shares purchased for our Rabbi Trust.  Total share repurchase authority under our share repurchase program was $1.70 billion as of October 21, 2009.  Remaining buyback authority under our share repurchase program was $85.4 million as of October 21, 2009.

In October 2009, our Board of Directors declared a quarterly cash dividend of $0.45 per share on our outstanding shares.  The dividend will be payable on December 14, 2009 to our shareholders of record at the close of business on November 30, 2009.

Table 19 presents our regulatory capital and ratios as of September 30, 2009, December 31, 2008, and September 30, 2008.

	Regulatory Capital and Ratios			Table 19
		September 30,	December 31,	September 30,
	(dollars in thousands)	2009	2008	2008
	Regulatory Capital
	Shareholders’ Equity	$902,799	$790,704	$780,020
Less:	Cumulative Change in Fair Value of Financial Liabilities Accounted for Under the Fair Value Option	(2,565)	(683)	(1,428)
	Goodwill	34,959	34,959	34,959
	Postretirement Benefit Liability Adjustments	6,748	7,079	8,274
	Unrealized Valuation and Other Adjustments	60,845	(4,276)	(15,086)
	Other Assets	2,544	2,106	2,771
	Tier 1 Capital	800,268	751,519	750,530
	Allowable Reserve for Credit Losses	75,393	84,163	84,663
	Total Regulatory Capital	$875,661	$835,682	$835,193

	Risk-Weighted Assets	$5,958,763	$6,688,530	$6,737,044

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio	13.43%	11.24%	11.14%
	Total Capital Ratio	14.70	12.49	12.40
	Leverage Ratio	6.67	7.30	7.27

The revisions to our Regulatory Capital Ratios as of September 30, 2008 did not change our well capitalized position as defined in the regulatory framework for prompt corrective action.

Off-Balance Sheet Arrangements, Credit Commitments, and Contractual Obligations

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable-

interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

Our contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Credit Commitments

Table 20 presents our credit commitments as of September 30, 2009.

Credit Commitments					Table 20
	Less Than			After 5
(dollars in thousands)	One Year	1-3 Years	4-5 Years	Years	Total
Unfunded Commitments to Extend Credit	$548,672	$377,362	$63,390	$1,073,991	$2,063,415
Standby Letters of Credit	82,164	3,363	—	—	85,527
Commercial Letters of Credit	24,677	—	—	—	24,677
Total Credit Commitments	$655,513	$380,725	$63,390	$1,073,991	$2,173,619

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4.            Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A.         Risk Factors

There are no material changes from the risk factors set forth under Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of equity securities for the third quarter of 2009 were as follows:

Issuer Purchases of Equity Securities
			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased [1]	Paid Per Share	or Programs	Plans or Programs [2]
July 1 – 31, 2009	647	$39.29	—	$85,356,214
August 1 – 31, 2009	86	34.74	—	85,356,214
September 1 – 30, 2009	72	41.35	—	85,356,214
Total	805	$38.99	—

[1]

The shares purchased in the third quarter of 2009 were shares purchased for our Rabbi Trust.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

[2]

The share repurchase program was first announced in July 2001.  As of September 30, 2009, $85.4 million remained of the total $1.70 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program.  The program has no set expiration or termination date.

Item 6.                                   Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2009		Bank of Hawaii Corporation

	By:	/s/ Allan R. Landon
Allan R. Landon
Chairman of the Board and
Chief Executive Officer

	By:	/s/ Kent T. Lucien
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