Form 10-K
period 2009-12-31
BANK OF HAWAII CORP
filed 2010-02-22
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Yes ☐ No ☒

The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $35.83, was approximately $1,691,927,176. There was no non-voting common equity of the registrant outstanding on that date.

As of February 16, 2010, there were 48,010,982 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2010, are incorporated by reference into Part III of this Report.

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

The Bank's subsidiaries include Bank of Hawaii Leasing, Inc., Bankoh Investment Services, Inc., Pacific Century Life Insurance Corporation, BOH Wholesale Insurance Agency, Inc. (formerly known as Triad Insurance Agency, Inc.), and Bank of Hawaii Insurance Services, Inc. The Bank's subsidiaries are engaged in equipment leasing, securities brokerage, investment services, wholesale insurance, and insurance agency services. In 2009, the Company sold most of the assets and operations of its wholesale insurance agency and retail insurance brokerage subsidiaries, including the name of its wholesale insurance agency business, Triad Insurance Agency, Inc., to third parties.

We are aligned into four business segments for management reporting purposes: Retail Banking, Commercial Banking, Investment Services, and Treasury. See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Note 13 to the Consolidated Financial Statements for more information.

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

Bankoh Investment Services, Inc., the broker dealer subsidiary of the Bank, is incorporated in Hawaii and is regulated by the Financial Industry Regulatory Authority, and the DCCA's Business Registration Division. The Bank's insurance subsidiaries, Bank of Hawaii Insurance Services, Inc. and BOH Wholesale Insurance Agency, Inc. are incorporated in Hawaii and are regulated by the DCCA's Division of Insurance. Pacific Century Life Insurance Corporation is incorporated in Arizona and is regulated by the State of Arizona Department of Insurance.

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

BHCs and banks are also required to maintain minimum leverage ratios established by the federal bank regulatory agencies. These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted quarterly average assets equal to 3% for BHCs and banks that have the highest regulatory rating and are not experiencing significant growth or expansion. All other BHCs and banks will generally be required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. See Note 11 to the Consolidated Financial Statements for capital ratios for the Company and the Bank.

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

For information regarding the limitations on the Bank's ability to pay dividends to the Parent, see Note 11 to the Consolidated Financial Statements.

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

FDIC Insurance

The Deposit Insurance Fund ("DIF") of the FDIC insures deposit accounts in the Bank up to a maximum amount per separately insured depositor. Beginning in October 2008, the FDIC temporarily increased FDIC deposit insurance coverage per separately insured depositor to $250,000 through December 31, 2013. On January 1, 2014, the standard coverage limit is scheduled to return to $100,000, per depositor, per insured bank, for all account ownership categories except certain retirement accounts, which will remain at $250,000 permanently per depositor, per insured bank.

FDIC-insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. In order to restore reserves and ensure that the DIF will be able to adequately cover losses from future bank failures, the FDIC approved new deposit insurance rules in November 2009. These rules modify the way the assessment system differentiates risks among insured institutions and implements changes in assessment rates, including base assessment rates, in order to increase assessment revenue. The FDIC's new deposit insurance rules required insured depository institutions to prepay their estimated quarterly risk-based assessments for all of 2010, 2011, and 2012. On December 30, 2009, the Bank prepaid its assessment in the amount of $42.3 million related to years 2010 through 2012. For purposes of calculating the prepayment amount, an institution's third quarter 2009 assessment base will be increased quarterly at a 5 percent annual growth rate through the end of 2012. In addition, the annual assessment rate will increase uniformly by 3 basis points beginning in 2011. Continuing declines in the DIF may result in the FDIC imposing additional assessments in the future, which could adversely affect the Company's capital levels and earnings.

In addition to DIF assessments, all FDIC-insured depository institutions must pay an annual assessment to provide funds for the repayment of debt obligations of the Financing Corporation. The Financing Corporation is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. As of January 1, 2010, the annualized assessment rate of risk-adjusted deposits, established by the FDIC for all DIF-assessable deposits was 1.06 basis points.

In October 2008, the FDIC introduced the Temporary Liquidity Guarantee Program (the "TLGP"), a program designed to improve the functioning of the credit markets and to strengthen capital in the financial system during this period of economic distress. The TLGP has two components: 1) a debt guarantee program, guaranteeing newly issued senior unsecured debt, and 2) a transaction account guarantee program, providing a full guarantee of noninterest-bearing deposit transaction accounts, Negotiable Order of Withdrawal (or "NOW") accounts paying less than 0.5% annual interest, and interest on Lawyers Trust Accounts, regardless of the amount. The Bank has not issued any senior unsecured debt to take advantage of the debt guarantee program, however, this program remains available to the Bank. The Bank participated in the transaction account guarantee program and, as such, all funds in covered accounts held through December 31, 2009 were covered with a full guarantee. In connection with this guarantee, a 10 basis point annual rate surcharge was assessed on amounts in covered accounts exceeding $250,000. Although the FDIC has extended the transaction account guarantee program through June 30, 2010, the Bank is not participating in this extension.

In the event of the liquidation or insolvency of an insured depository institution, the claims of depositors and the FDIC, where the FDIC succeeds to the claims of depositors or has been appointed as a receiver, will be afforded priority over other general unsecured claims against such an institution.

Other Safety and Soundness Regulations

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. FDICIA identifies five capital categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under regulations established by the federal banking agencies, a "well capitalized" institution must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, a Leverage Ratio of at least 5%, and not be subject to a capital directive order. As of December 31, 2009, the Bank was classified as "well capitalized." The classification of a depository institution under FDICIA is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of any financial institution.

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

Employees

As of January 31, 2010, we had approximately 2,400 employees.

 Item 1A. Risk Factors

Our business routinely encounters and addresses risks. There are a number of risks and uncertainties that could cause our financial results and condition to differ materially from expected results.

Recent and pending legislation in response to market and economic conditions may significantly affect our operations, financial condition, and earnings.

Disruptions in the financial system since 2008 have resulted in significantly reduced business activity throughout the global and U.S. economies, which have the potential to significantly affect financial institutions. In response to this financial crisis affecting the banking system and financial markets, several programs have been initiated by the U.S. Treasury, the FRB, and the FDIC to stabilize the financial system.

There are uncertainties regarding the impact that these federal programs, and other liquidity, funding and economic stimulus initiatives of the federal government that may be initiated in the future will have on the financial markets or on the U.S. banking and financial services industries and the broader U.S. and global economies. These new laws, regulations, and changes may continue to increase our FDIC insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. They may significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs, and profitability.

Changes in business and economic conditions, in particular those of Hawaii and the Pacific Islands (Guam, nearby islands, and American Samoa) could continue to lead to lower revenue, lower asset quality, and lower earnings.

Unlike larger national or other regional banks that are more geographically diversified, our business and earnings are closely tied to general business and economic conditions, particularly the economies of Hawaii and the Pacific Islands. These local economies are heavily influenced by tourism, real estate, government, and other service-based industries. Factors that could affect these local economies include declines in tourism, geopolitical risks, such as real or threatened acts of war or terrorism, higher energy costs, the availability of affordable air transportation, reduced consumer or corporate spending, natural disasters or adverse weather, public health issues, and the recent significant deterioration in general economic conditions. A sustained economic downturn, as we are experiencing in Hawaii and the Pacific Islands, could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenue and lower earnings.

We continually monitor changes in the economy, including levels of visitor arrivals and spending, changes in housing prices, and unemployment rates. We also monitor the value of collateral, such as real estate, that secures loans we have made. A decline in the value of collateral could also reduce a customer's borrowing power.

Difficult market conditions have adversely affected our industry.

Dramatic declines in the U.S. Mainland housing market over the past two years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted credit performance of residential mortgage loans and have resulted in significant write-downs of asset values by other financial institutions, including government-sponsored enterprises, as well as major commercial and investment banks. Real estate values in Hawaii continued to be somewhat more resilient than many markets on the U.S. Mainland over the past two years. However, there is no assurance that Hawaii real estate values will continue to be more resilient than U.S. Mainland markets. Many lenders and institutional investors have reduced, and in some cases, ceased providing funding to borrowers, including other financial institutions, reflecting concern about the stability of financial markets, generally, and the strength of counterparties, specifically. This market turmoil and tightening of credit has led to an increased level of commercial and consumer delinquencies for other financial institutions, a lack of confidence in the financial sector, and increased volatility in the financial markets. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect our business, financial condition, and results of operations.

Changes in interest rates could adversely impact our results of operations.

Our earnings are highly dependent on the spread between the interest earned on loans, leases, and investment securities and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans, leases, and investment securities and the rates paid on deposits and borrowings. In addition, changes to market interest rates could impact the level of loans, leases, investment securities, deposits, and borrowings, and the credit profile of our current borrowers. Interest rates are affected by many factors beyond our control, including general economic conditions, currency fluctuations, and the monetary and fiscal policies of various governmental and regulatory authorities. Changes in interest rates may negatively impact our ability to attract deposits, originate loans and leases, and achieve satisfactory interest rate spreads which could adversely affect our financial condition or results of operations.

Credit losses may continue to increase due to weaker economic conditions.

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

Our operations are subject to extensive regulation by federal and state governmental authorities. The regulations are primarily intended to protect depositors, customers, and the banking system as a whole and not for the protection of shareholders. Failure to comply with applicable regulations could lead to penalties and damage to our reputation. Furthermore, the regulatory environment is constantly undergoing change and the impact of changes to laws and regulations, the interpretation of such laws or regulations, or other actions by regulatory agencies could make regulatory compliance more difficult or expensive. The ramifications and uncertainties of government regulatory reform of the banking and financial services industries could adversely affect the results of our operations. For example, a recent federal rule prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service. This recent federal rule is likely to adversely affect the results of our operations.

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

An interruption or breach in security of our information systems may result in financial losses or in a loss of customers.

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

Our success is dependent on our ability to recruit qualified and skilled personnel to operate our business effectively. Competition for these qualified and skilled people is intense. There are a limited number of qualified personnel in the markets we serve, so our success depends in part on the continued services of many of our current management and other key employees. Failure to retain our key employees and maintain adequate staffing of qualified personnel, could adversely impact our operations and our ability to compete.

The soundness of other financial institutions may adversely impact our financial condition or results of operations.

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

Our mortgage banking income is highly influenced by the level and direction of mortgage interest rates, and real estate and refinancing activity. In lower interest rate environments, the demand for mortgage loans and refinancing activity will tend to increase. This has the effect of increasing fee income, but could adversely impact the estimated fair value of our mortgage servicing rights as the rate of loan prepayments increase. In higher interest rate environments, the demand for mortgage loans and refinancing activity will generally be lower. This has the effect of decreasing fee income.

Our investment in FHLB stock may be subject to impairment charges in future periods if the financial condition of the FHLB declines further.

The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership. As of December 31, 2009, the carrying value of our FHLB stock was $61.3 million and consisted of 612,924 shares valued at a par value of $100 per share. As of December 31, 2009, the Bank held 376,238 shares in excess of the minimum number of shares the Bank was required to hold as a condition of membership. Ownership is restricted and there is no market for these securities. In 2009, the FHLB's primary regulator, the Federal Housing Finance Agency, has chosen to treat the FHLB as if it was undercapitalized because of several factors, including the possibility that declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements. Due to this determination, the FHLB currently remains unable to repurchase or redeem capital stock or to pay dividends. If the FHLB's financial condition declines further, other-than-temporary impairment charges related to our investment in FHLB stock could occur in future periods. See discussion in MD&A related to our evaluation of impairment as of December 31, 2009.

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

Item 3. Legal Proceedings

We are involved in various legal proceedings arising from normal business activities. We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of legal proceedings will have a material adverse effect on our financial position. However, we cannot presently determine whether or not any claims asserted against us or others to whom we may have indemnification obligations will have a material adverse effect on our results of operations in any future reporting period. See Note 18 related to commitments and contingencies for more information.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2009 to a vote of security holders through solicitation of proxies or otherwise.

Executive Officers of the Registrant:

Listed below are executive officers of the Parent as of February 22, 2010.

Allan R. Landon, 61
Chairman and Chief Executive Officer since September 2004; President from December 2003 to April 2008; Chief Operating Officer from May 2004 to August 2004; and Chief Financial Officer from February 2001 to April 2004.

Peter S. Ho, 44
President since April 2008; Vice Chairman and Chief Banking Officer since January 2006; Vice Chairman, Investment Services from April 2004 to December 2005; and Group Executive Vice President, Hawaii Commercial Banking Group from February 2003 to April 2004.

Kent T. Lucien, 56
Vice Chairman and Chief Financial Officer since April 2008; Trustee, C. Brewer & Co., Ltd. from April 2006 to December 2007; and Chief Executive Officer Operations, C. Brewer & Co., Ltd. from May 2001 to April 2006.

Mark A. Rossi, 61
Vice Chairman, Chief Administrative Officer, General Counsel, and Corporate Secretary since February 2007; President of Lane Powell PC from July 2004 to January 2007; and Partner of Lane Powell Spears Lubersky, LLP from April 1996 to July 2004.

Mary E. Sellers, 53
Vice Chairman and Chief Risk Officer since July 2005; and Executive Vice President, Director of Risk Management from June 2003 to June 2005.

Derek J. Norris, 60
Senior Executive Vice President and Controller since December 2009; Executive Vice President and Controller since December 2008; and Executive Vice President and General Auditor from January 2002 to December 2008.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Shareholders, and Dividends

Information regarding the historical market prices of the Parent's common stock and dividends declared on that stock are shown below.

Market Prices, Book Values, and Common Stock Dividends Per Share

	Market Price Range
					Dividends Declared
Year/Period	High	Low	Close	Book Value

2009	$48.14	$25.33	$47.06	$18.66	$1.80
First Quarter	45.24	25.33	32.98		0.45
Second Quarter	41.42	31.35	35.83		0.45
Third Quarter	42.92	33.65	41.54		0.45
Fourth Quarter	48.14	39.43	47.06		0.45
2008	$70.00	$36.32	$45.17	$16.56	$1.77
First Quarter	52.93	40.95	49.56		0.44
Second Quarter	57.37	46.62	47.80		0.44
Third Quarter	70.00	37.46	53.45		0.44
Fourth Quarter	57.81	36.32	45.17		0.45

The common stock of the Parent is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 16, 2010, there were 7,315 common shareholders of record.

The Parent's Board of Directors considers on a quarterly basis the feasibility of paying a cash dividend to its shareholders. Under the Parent's general practice, dividends are declared upon completion of a quarter and are paid prior to the end of the subsequent quarter. Dividends declared consider future expected earnings. See "Dividend Restrictions" under "Supervision and Regulation" in Item 1 of this report and Note 11 to the Consolidated Financial Statements for more information.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]

October 1 - 31, 2009	641	$39.67	–	$ 85,356,214
November 1 - 30, 2009	4,342	44.21	–	85,356,214
December 1 - 31, 2009	5,076	45.62	–	85,356,214

Total	10,059	44.63	–

1
The shares purchased in the fourth quarter of 2009 were shares purchased from employees in connection with option exercises paid with the Parent's common stock, income tax withholdings related to vesting of restricted stock, and shares purchased for a Rabbi Trust. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Parent's common stock on the dates of purchase.

2
The share repurchase program was first announced in July 2001. As of February 16, 2010, $85.4 million remained of the total $1.70 billion total repurchase amount authorized by the Parent's Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Performance Graph

The following graph shows the cumulative total return for the Parent's common stock compared to the cumulative total returns for the Standard & Poor's ("S&P") 500 Index and the S&P Banks Index. The graph assumes that $100 was invested on December 31, 2004 in the Parent's common stock, the S&P 500 Index, and the S&P Banks Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes reinvestment of dividends.

Item 6. Selected Financial Data

Summary of Selected Consolidated Financial Data

(dollars in millions, except per share amounts)	2009	2008	2007	2006	2005

Year Ended December 31,
Operating Results
Net Interest Income	$412.3	$418.8	$395.0	$402.6	$407.1
Provision for Credit Losses	107.9	60.5	15.5	10.8	4.6
Total Noninterest Income	267.8	258.1	240.5	216.2	209.3
Total Noninterest Expense	350.0	346.8	335.4	321.0	327.6
Net Income	144.0	192.2	183.7	180.4	181.6
Basic Earnings Per Share	3.02	4.03	3.75	3.59	3.50
Diluted Earnings Per Share	3.00	3.99	3.69	3.52	3.41
Dividends Declared Per Share	1.80	1.77	1.67	1.52	1.36
Performance Ratios
Net Income to Average Total Assets (ROA)	1.22%	1.84%	1.75%	1.76%	1.81%
Net Income to Average Shareholders' Equity (ROE)	16.42	24.54	25.15	25.90	24.83
Efficiency Ratio [1]	51.46	51.23	52.78	51.87	53.15
Operating Leverage [2]	–	10.00	0.76	3.13	10.54
Net Interest Margin [3]	3.72	4.33	4.08	4.25	4.38
Dividend Payout Ratio [4]	59.60	43.92	44.53	42.34	38.86
Average Shareholders' Equity to Average Assets	7.44	7.50	6.97	6.80	7.29
Average Balances
Average Loans and Leases	$6,145.0	$6,542.2	$6,561.6	$6,369.2	$6,104.4
Average Assets	11,783.4	10,448.2	10,472.1	10,241.4	10,023.7
Average Deposits	9,108.4	7,851.3	7,887.5	7,731.0	7,766.5
Average Shareholders' Equity	877.2	783.1	730.3	696.3	731.1
Weighted Average Shares Outstanding
Basic Weighted Average Shares	47,702,500	47,674,000	49,033,208	50,176,685	51,848,765
Diluted Weighted Average Shares	48,009,277	48,200,650	49,833,546	51,178,943	53,310,816
As of December 31,
Balance Sheet Totals
Loans and Leases	$5,759.8	$6,530.2	$6,580.9	$6,623.2	$6,168.5
Total Assets	12,414.8	10,763.5	10,472.9	10,571.8	10,187.0
Total Deposits	9,409.7	8,292.1	7,942.4	8,023.4	7,907.5
Long-Term Debt	90.3	203.3	235.4	260.3	242.7
Total Shareholders' Equity	896.0	790.7	750.3	719.4	693.4
Asset Quality
Allowance for Loan and Lease Losses	$143.7	$123.5	$91.0	$91.0	$91.1
Non-Performing Assets [5]	48.3	14.9	5.3	6.4	6.5
Financial Ratios
Allowance to Loans and Leases Outstanding	2.49%	1.89%	1.38%	1.37%	1.48%
Tier 1 Capital Ratio	14.88	11.24	10.32	9.99	10.36
Total Capital Ratio	16.15	12.49	11.92	11.92	12.70
Leverage Ratio	6.78	7.30	7.02	7.06	7.14
Tangible Common Equity to Total Assets [6]	6.96	7.01	6.82	6.47	6.46
Tangible Common Equity to Risk-Weighted Assets [6]	15.45	11.28	10.07	9.35	9.51
Non-Financial Data
Full-Time Equivalent Employees	2,418	2,581	2,594	2,586	2,585
Branches and Offices	83	85	83	85	84
ATMs	485	462	411	466	497
Common Shareholders of Record	7,323	7,523	7,721	7,888	7,940
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

5
Excluded from non-performing assets are contractually binding non-accrual loans held for sale of $4.2 million as of December 31, 2009.

6
Tangible common equity, a non-GAAP financial measure, is defined by the Company as shareholders' equity minus goodwill and intangible assets. Intangible assets are included as a component of other assets in the Consolidated Statements of Condition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic and business environment in our service area and elsewhere, credit quality, and other financial and business matters in future periods. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be less favorable than expected; 2) changes in the securities markets, public debt markets, and other capital markets in the U.S. and globally; 3) the increase in government oversight in the U.S. banking and financial services industries; 4) competitive pressure among financial services and products; 5) the impact of legislation and the regulatory environment; 6) fiscal and monetary policies of the markets in which we operate; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect our credit markets and ability to maintain our net interest margin; 12) unpredicted costs and other consequences of legal or regulatory matters involving the Company; 13) changes to the amount and timing of proposed common stock repurchases; and 14) geopolitical risk, military or terrorist activity, natural disaster, adverse weather, public health, and other conditions impacting us and our customers' operations. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled "Risk Factors" in Part I of this report. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. We do not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

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

Reserve for Credit Losses

A consequence of lending activities is that we may incur losses. The amount of such losses will vary, depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions, including rising interest rates, and the financial performance of borrowers. The reserve for credit losses consists of the Allowance for Loan and Lease Losses (the "Allowance") and a Reserve for Unfunded Commitments (the "Unfunded Reserve"). The reserve for credit losses provides for credit losses inherent in lending or commitments to lend and is based on loss estimates derived from a comprehensive quarterly evaluation, reflecting analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment to address observed changes in trends, conditions, and other relevant environmental and economic factors. The Allowance provides for probable and estimable losses inherent in our loan and lease portfolio. The Allowance is increased or decreased through the provisioning process. There is no exact method of predicting specific losses or amounts that ultimately may be charged-off on particular segments of the loan and lease portfolio.

Our determination of the amount of the reserve for credit losses is a critical accounting estimate as it requires the use of estimates and significant judgment as to the amount and timing of expected future cash flows on impaired loans, estimated loss rates on homogenous portfolios, and deliberation on economic factors and trends. On a quarterly basis, an evaluation of specific individual commercial borrowers is performed to identify impaired loans. See Note 4 to the Consolidated Financial Statements for more information on the reserve for credit losses.

Valuation of Mortgage Servicing Rights

When mortgage loans are sold with servicing rights retained, a servicing asset is established and accounted for based on estimated fair values. An estimated fair value is used because there is no quoted or established market for valuation of mortgage servicing rights. The estimated fair value is determined using discounted cash flow modeling techniques, which requires us to make estimates and assumptions regarding the amount and timing of expected future cash flows, loan repayment rates, costs to service, and interest rates that reflect the risks involved. Our estimates of the fair value of mortgage servicing rights are sensitive to changes in the underlying estimates and assumptions. Had we assumed lower interest rates and higher loan repayment rates, the estimated fair value of the mortgage servicing rights could have been lower than recorded in our Consolidated Statements of Condition. See Note 5 to the Consolidated Financial Statements for key assumptions used by management as well as a sensitivity analysis of changes in certain key assumptions.

Valuation of Leased Asset Residual Values

Lease financing receivables include a residual value component, which represents the estimated value of leased assets upon lease expiration. Our determination of residual value is derived from a variety of sources, including equipment valuation services, appraisals, and publicly available market data on recent sales transactions on similar equipment. The length of time until lease termination, the cyclical nature of equipment values, and the limited marketplace for re-sale of certain leased assets, are important variables considered in making this determination. We update our valuation analysis on an annual basis, or more often when events or circumstances warrant. When we determine that the fair value is lower than the expected residual value at lease expiration, the difference is recognized as an asset impairment in the period in which the analysis is completed. See Note 4 to the Consolidated Financial Statements for more information on the residual value of leased assets.

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

The estimated pension and postretirement net periodic benefit cost for 2010 is $3.2 million, based on an assumed discount rate of 6.00%. The following table presents a sensitivity analysis of a 25 basis point change in discount rates to the net periodic benefit cost and benefit obligation:

Discount Rate Sensitivity Analysis	Table 1

	Impact of
(dollars in thousands)	Base Discount Rate	Discount Rate 25 Basis Point Increase	Discount Rate 25 Basis Point Decrease

2009 Net Periodic Benefit Cost, Pension Benefits	6.25%	$(155)	$160
2009 Net Periodic Benefit Cost, Postretirement Benefits	6.25%	(64)	67
Pension Benefit Obligation as of December 31, 2009	6.00%	(2,402)	2,511
Postretirement Benefit Obligation as of December 31, 2009	6.00%	(847)	888
Estimated 2010 Net Periodic Benefit Cost, Pension Benefits	6.00%	(173)	161
Estimated 2010 Net Periodic Benefit Cost, Postretirement Benefits	6.00%	(70)	73

See Note 14 to the Consolidated Financial Statements for more information on our pension and postretirement benefit plans.

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

Changes in the estimate of income taxes payable or receivable occur periodically due to changes in tax rates, interpretations of tax law, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impact the relative merits and risks of each tax position. These changes, when they occur, affect accrued income taxes and can be significant to our operating results. See Note 16 to the Consolidated Financial Statements for more information on income taxes.

Reclassifications

Certain prior period information in Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") has been reclassified to conform to the 2009 presentation.

Overview

We are a regional financial services company serving businesses, consumers, and governments in Hawaii, American Samoa, and the West Pacific. Our main operating subsidiary, the Bank, was founded in 1897 and is the largest independent financial institution in Hawaii.

Our vision is "exceptional people building exceptional value for our customers, our island communities, our shareholders, and each other." Our governing objective is "maximizing shareholder value over time."

To achieve our vision and governing objective, our business plan is balanced between opportunities and risk management, and includes the flexibility to adjust. We have given increased priority to actions that result in strengthening measures of soundness including asset quality, reserve and capital levels, and liquidity.

Hawaii Economy

During the fourth quarter of 2009, Hawaii's economy began to reflect some signs of stabilization. Visitor arrivals began to recover during the summer months and scheduled air seats for December 2009 through February 2010 are higher compared to a year ago. Visitor spending remains weak and declined 11.8% year-to-date through December 2009. The statewide unemployment rate improved slightly to a seasonally-adjusted 6.9% in December 2009 and remains better than the national average. Hawaiian Islands other than Oahu continue to experience higher levels of unemployment. The volume of home sales on Oahu for December 2009 was higher than a year ago, albeit at lower median prices, and months of inventory continue to decline.

Earnings Summary

Net income for 2009 was $144.0 million, a decrease of $48.2 million or 25% compared to 2008. Diluted earnings per share were $3.00 for 2009, a decrease of $0.99 or 25% compared to 2008. Our lower net income in 2009 was primarily due to the following:

  •
  The provision for credit losses increased by $47.4 million in 2009. We experienced higher levels of non-performing assets and net charge-offs of loans and leases in 2009. We took action to reflect the increased risk of loss by increasing the Allowance for Loan and Lease Losses (the "Allowance") by $20.2 million in 2009.

  •
  Our FDIC insurance expense increased by $15.8 million in 2009. This increase was primarily due to $6.3 million related to higher assessment rates and the Company's $5.7 million share of an industry-wide assessment recorded in the second quarter of 2009. Also contributing to this increase was the amount of credits available to us to offset our FDIC insurance expense. In 2008, we utilized $3.9 million in credits to offset our FDIC insurance expense compared to $1.5 million in credits utilized to offset our FDIC insurance expense in 2009.

  •
  Net interest income decreased by $6.4 million and our net interest margin decreased by 61 basis points in 2009, reflecting the effects of a decreasing interest rate environment, lower loan balances, conservative investing, and our decision to maintain high levels of liquidity. This was despite a $1.4 billion increase in average earning assets in 2009.

Our actions in 2009 continued to be influenced by a weak economy as well as the uncertainties regarding the impact of government regulation. We continued to strengthen our balance sheet in 2009 with increased funding, reserves for credit losses, liquidity and capital.

  •
  Total deposits were $9.4 billion as of December 31, 2009, an increase of $1.1 billion or 13% from December 31, 2008.

  •
  Our Allowance was $143.7 million as of December 31, 2009, an increase of $20.2 million or 16% from December 31, 2008. The ratio of our Allowance to total loans and leases outstanding increased to 2.49% as of December 31, 2009, compared to 1.89% as of December 31, 2008.

  •
  We continued to invest excess liquidity conservatively in U.S. Treasury Bills, Notes, and Inflation-Protected Securities, as well as mortgage-backed securities issued by the Government National Mortgage Association.

  •
  We significantly increased our capital levels during 2009. Shareholders' equity was $896.0 million as of December 31, 2009, compared to $790.7 million as of December 31, 2008.

  •
  Our Tier 1 capital ratio was 14.88% as of December 31, 2009, compared to 11.24% as of December 31, 2008. Our ratio of tangible common equity to risk-weighted assets was 15.45% as of December 31, 2009, compared to 11.28% as of December 31, 2008.

We also continued to reduce higher risk assets on our balance sheet in 2009 by liquidating our private-label mortgage-backed investment securities and by selling our position in six Shared National Credits to reduce future loss exposure. We also continued to maintain discipline in our loan underwriting.

We anticipate that the challenging economic environment may continue in 2010. We will address these challenges by focusing on our near-term objectives of maintaining high levels of liquidity, reserves for credit losses, and capital.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 2. An analysis of the change in net interest income, on a taxable equivalent basis, is presented in Table 3.

Average Balances and Interest Rates – Taxable Equivalent Basis	Table 2

	2009			2008			2007

(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Earning Assets
Interest-Bearing Deposits	$5.8	$–	0.34%	$20.1	$0.4	2.27%	$29.3	$1.5	5.28%
Funds Sold	690.9	1.8	0.26	78.6	1.6	2.04	60.3	3.1	5.06
Investment Securities
Trading	12.0	0.6	4.94	94.1	4.7	4.99	122.6	4.9	4.00
Available-for-Sale	3,938.2	159.4	4.05	2,604.4	140.0	5.38	2,516.7	130.5	5.19
Held-to-Maturity	211.2	9.1	4.33	263.7	11.9	4.50	329.5	14.9	4.53
Loans Held for Sale	21.7	0.8	3.85	8.8	0.5	5.72	9.0	0.6	6.43
Loans and Leases [1]
Commercial and Industrial	929.4	37.6	4.05	1,061.7	58.4	5.50	1,054.8	78.1	7.40
Commercial Mortgage	769.1	39.9	5.19	683.1	41.9	6.14	624.5	42.5	6.81
Construction	142.9	5.7	3.97	173.4	10.3	5.93	250.1	19.6	7.86
Commercial Lease Financing	453.7	13.8	3.04	471.8	13.2	2.80	470.3	15.0	3.19
Residential Mortgage	2,322.6	136.1	5.86	2,484.9	150.9	6.07	2,488.2	152.5	6.13
Home Equity	982.3	49.9	5.08	997.9	58.9	5.90	961.4	72.7	7.56
Automobile	319.3	25.3	7.91	411.8	33.4	8.11	432.0	35.3	8.18
Other [2]	225.7	17.8	7.87	257.6	23.2	9.01	280.3	30.1	10.72

Total Loans and Leases	6,145.0	326.1	5.31	6,542.2	390.2	5.96	6,561.6	445.8	6.79

Other	79.7	1.1	1.39	79.6	1.7	2.11	79.4	1.5	1.83

Total Earning Assets [3]	11,104.5	498.9	4.49	9,691.5	551.0	5.69	9,708.4	602.8	6.21

Cash and Noninterest-Bearing Deposits	214.8			273.3			288.9
Other Assets	464.1			483.4			474.8

Total Assets	$11,783.4			$10,448.2			$10,472.1

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,747.7	1.1	0.06	$1,663.7	5.5	0.33	$1,521.7	15.3	1.01
Savings	4,046.7	28.1	0.69	2,808.7	28.6	1.02	2,745.8	54.1	1.97
Time	1,320.1	24.9	1.88	1,637.2	48.3	2.95	1,728.4	68.4	3.96

Total Interest-Bearing Deposits	7,114.5	54.1	0.76	6,109.6	82.4	1.35	5,995.9	137.8	2.30

Short-Term Borrowings	20.3	–	0.11	106.2	1.7	1.65	127.9	6.3	4.94
Securities Sold Under Agreements to Repurchase	1,257.0	25.9	2.06	1,083.3	33.8	3.12	1,044.8	47.0	4.50
Long-Term Debt	100.4	5.4	5.43	218.2	13.4	6.15	251.9	15.8	6.22

Total Interest-Bearing Liabilities	8,492.2	85.4	1.01	7,517.3	131.3	1.75	7,420.5	206.9	2.79

Net Interest Income		$413.5			$419.7			$395.9

Interest Rate Spread			3.48%			3.94%			3.42%
Net Interest Margin			3.72%			4.33%			4.08%
Noninterest-Bearing Demand Deposits	1,993.9			1,741.8			1,891.6
Other Liabilities	420.1			406.0			429.7
Shareholders' Equity	877.2			783.1			730.3

Total Liabilities and Shareholders' Equity	$11,783.4			$10,448.2			$10,472.1

1
Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

2
Comprised of other consumer revolving credit, installment, and consumer lease financing.

3
Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $1,137,000, $945,000, and $923,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Analysis of Change in Net Interest Income – Taxable Equivalent Basis	Table 3

	Year Ended December 31, 2009 Compared to 2008			Year Ended December 31, 2008 Compared to 2007
(dollars in millions)	Volume [1]	Rate [1]	Total	Volume [1]	Rate [1]	Total

Change in Interest Income:
Interest-Bearing Deposits	$(0.2)	$(0.2)	$(0.4)	$(0.4)	$(0.7)	$(1.1)
Funds Sold	2.7	(2.5)	0.2	0.7	(2.2)	(1.5)
Investment Securities
Trading	(4.1)	–	(4.1)	(1.3)	1.1	(0.2)
Available-for-Sale	59.9	(40.5)	19.4	4.6	4.9	9.5
Held-to-Maturity	(2.3)	(0.5)	(2.8)	(2.9)	(0.1)	(3.0)
Loans Held for Sale	0.5	(0.2)	0.3	–	(0.1)	(0.1)
Loans and Leases
Commercial and Industrial	(6.7)	(14.1)	(20.8)	0.5	(20.2)	(19.7)
Commercial Mortgage	4.9	(6.9)	(2.0)	3.8	(4.4)	(0.6)
Construction	(1.6)	(3.0)	(4.6)	(5.2)	(4.1)	(9.3)
Commercial Lease Financing	(0.5)	1.1	0.6	0.1	(1.9)	(1.8)
Residential Mortgage	(9.7)	(5.1)	(14.8)	(0.2)	(1.4)	(1.6)
Home Equity	(0.9)	(8.1)	(9.0)	2.6	(16.4)	(13.8)
Automobile	(7.3)	(0.8)	(8.1)	(1.6)	(0.3)	(1.9)
Other [2]	(2.7)	(2.7)	(5.4)	(2.3)	(4.6)	(6.9)

Total Loans and Leases	(24.5)	(39.6)	(64.1)	(2.3)	(53.3)	(55.6)

Other	–	(0.6)	(0.6)	–	0.2	0.2

Total Change in Interest Income	32.0	(84.1)	(52.1)	(1.6)	(50.2)	(51.8)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.3	(4.7)	(4.4)	1.4	(11.2)	(9.8)
Savings	10.4	(10.9)	(0.5)	1.2	(26.7)	(25.5)
Time	(8.2)	(15.2)	(23.4)	(3.5)	(16.6)	(20.1)

Total Interest-Bearing Deposits	2.5	(30.8)	(28.3)	(0.9)	(54.5)	(55.4)

Short-Term Borrowings	(0.8)	(0.9)	(1.7)	(0.9)	(3.7)	(4.6)
Securities Sold Under Agreements to Repurchase	4.9	(12.8)	(7.9)	1.7	(14.9)	(13.2)
Long-Term Debt	(6.6)	(1.4)	(8.0)	(2.2)	(0.2)	(2.4)

Total Change in Interest Expense	–	(45.9)	(45.9)	(2.3)	(73.3)	(75.6)

Change in Net Interest Income	$32.0	$(38.2)	$(6.2)	$0.7	$23.1	$23.8

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

Due to the continued uncertainty regarding economic and industry conditions in 2009, we focused on building and maintaining liquidity. As government programs and other factors helped to reduce some of the uncertain industry conditions, we invested some of our liquidity into lower risk and relatively lower yielding investment securities.

Net interest income, on a taxable equivalent basis, decreased by $6.2 million or 1% in 2009 compared to 2008, primarily due to a $52.1 million decrease in interest income which was offset by a $45.9 million decrease in our funding costs. Net interest margin decreased by 61 basis points in 2009 compared to 2008. Yields on our loan and lease portfolio decreased by 65 basis points in 2009 compared to 2008. Yields were 145 basis points lower in our commercial and industrial portfolio and 82 basis points lower in our home equity portfolio, as interest rates reset on these variable rate products. Although we made significant investments in our available-for-sale investment securities portfolio in 2009, yields decreased by 133 basis points in 2009 compared to 2008. Partially offsetting the decrease in yields earned on our average earning assets was a corresponding decrease in our funding costs. Rates paid on our interest-bearing deposits decreased by 59 basis points in 2009 compared to 2008, reflecting the full effects of a decreasing interest rate environment during 2009. Also contributing to our lower funding costs was a 106 basis point decrease in rates paid on securities sold under agreements to repurchase in 2009.

Average balances of our earning assets increased by $1.4 billion or 15% in 2009 compared to 2008, primarily due to strong growth in core deposits. Average deposit balances grew by $1.3 billion in 2009. Due to limited lending opportunities, our liquidity was mostly deployed in relatively lower yielding debt securities issued by the U.S. Treasury and in mortgage-backed securities issued by government agencies. Average balances of our available-for-sale investment securities portfolio increased by $1.3 billion in 2009. Average balances of our loan and lease portfolio decreased by $397.2 million in 2009 as a result of loan payoffs and reduced demand for loans and leases.

Net interest income, on a taxable equivalent basis, increased by $23.8 million or 6% in 2008 compared to 2007, primarily due to a $75.6 million decrease in funding costs which was partially offset by a $51.8 million decrease in interest income. Net interest margin increased by 25 basis points in 2008 compared to 2007, reflective of a steeper yield curve in 2008. Rates paid on interest-bearing deposits decreased by 95 basis points in 2008, reflective of a decreasing interest rate environment during 2008. Also contributing to our lower funding costs was a 138 basis point decrease in rates paid on securities sold under agreements to repurchase in 2008. The decrease in our funding costs was partially offset by a corresponding decrease in interest income from our earning assets. Yields on our loans and leases decreased by 83 basis points in 2008 compared to 2007. Yields were 190 basis points lower in our commercial and industrial portfolio and 166 basis points lower in our home equity portfolio, as interest rates reset on these variable rate products.

Average balances of our earning assets decreased by $16.9 million or less than 1% in 2008 from 2007. Average interest-bearing liabilities increased by $96.8 million or 1% in 2008 compared to 2007, primarily due to growth in interest-bearing demand and savings deposits as customers moved balances to more liquid accounts.

Provision for Credit Losses

The Provision for Credit Losses (the "Provision") reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance. We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period. The Allowance is determined through detailed quarterly analyses of our loan and lease portfolio. The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of our credit quality. We recorded a Provision of $107.9 million in 2009, $60.5 million in 2008, and $15.5 million in 2007. The Provision recorded in 2009 increased the Allowance to $143.7 million as of December 31, 2009, which was reflective of higher levels of net loans and leases charged-off and increased risk of further losses as the result of the slowdown in economic conditions. For further discussion on the Allowance, see the "Corporate Risk Profile  – Allowance for Loan and Lease Losses" section in MD&A.

Noninterest Income

Table 4 presents the major components of noninterest income for 2009, 2008, and 2007.

Noninterest Income	Table 4

	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2009	2008	2007	2009 to 2008	2008 to 2007	2009 to 2008	2008 to 2007

Trust and Asset Management	$46,174	$57,014	$62,926	$(10,840)	$(5,912)	(19)%	(9)%
Mortgage Banking	22,995	8,164	11,725	14,831	(3,561)	182	(30)
Service Charges on Deposit Accounts	54,470	50,845	46,260	3,625	4,585	7	10
Fees, Exchange, and Other Service Charges	60,122	61,995	62,216	(1,873)	(221)	(3)	–
Investment Securities Gains, Net	25,770	532	1,485	25,238	(953)	n.m.	(64)
Insurance	20,015	24,575	23,177	(4,560)	1,398	(19)	6
Other Income:
Gain on the Sale of Leased Assets	14,227	12,209	3,126	2,018	9,083	17	291
Income from Bank-Owned Life Insurance	7,165	8,369	7,773	(1,204)	596	(14)	8
Gains on Sale of Insurance Businesses	2,363	–	–	2,363	–	n.m.	n.m.
Gain on Mandatory Redemption of Visa Shares	–	13,737	–	(13,737)	13,737	n.m.	n.m.
Gain on the Sale of Real Estate	–	–	3,095	–	(3,095)	n.m.	n.m.
Other	14,507	20,673	18,704	(6,166)	1,969	(30)	11

Total Other Income	38,262	54,988	32,698	(16,726)	22,290	(30)	68

Total Noninterest Income	$267,808	$258,113	$240,487	$9,695	$17,626	4%	7%

n.m.  – not meaningful.

Trust and asset management income is comprised of fees earned from the management and administration of trust and other customer assets. These fees are based upon the market value of the assets that we manage and the fee rate charged to customers. Total trust assets under administration were $9.9 billion as of December 31, 2009, $9.8 billion as of December 31, 2008, and $13.0 billion as of December 31, 2007. Trust and asset management income decreased by $10.8 million or 19% in 2009 compared to 2008 primarily due to a $7.3 million decrease in mutual fund management fees, which were adversely affected by increases in fee waivers in our money market mutual funds (due to low yields), a decline in average mutual fund holdings, combined with the continued decline in the average value of the equity markets during 2009. Also contributing to the decrease in trust and asset management income was a $1.0 million decrease in employee benefit trust and agency fees primarily due to the decrease in the market value of accounts and the average number of accounts under management. Finally, investment management fees decreased by $0.8 million primarily due to customers moving certain investment accounts to Bankoh Investment Services, Inc., the broker dealer subsidiary of the Bank, to take advantage of alternative investment options. Trust and asset management income decreased by $5.9 million or 9% in 2008 compared to 2007 primarily due to a $3.2 million decrease in investment advisory fees and a $2.7 million decrease in fees from accounts under management. Both decreases were affected by the decline in the equity markets during 2008.

Mortgage banking income is highly influenced by mortgage interest rates and the housing market activity. Mortgage banking income increased by $14.8 million or 182% in 2009 compared to 2008 primarily due to higher loan origination volume, the result of higher refinancing activity due to lower interest rates on conforming saleable mortgage-based products in 2009 compared to 2008. Residential mortgage loan originations were $1.2 billion in 2009, a $371.9 million or 43% increase from 2008. Residential mortgage loan sales were $1.0 billion in 2009, a $586.2 million or 128% increase from 2008. Mortgage banking income decreased by $3.6 million or 30% in 2008 compared to 2007. This decrease was primarily due to a $12.5 million decrease in income related to the estimated fair value of our mortgage servicing rights, net of the change in fair value of our designated trading securities. The decrease in our income from mortgage servicing rights was primarily due to higher loan repayment rate assumptions in 2008, as a result of lower interest rates on mortgage-based products and the resulting increase in refinancing activity. This was partially offset by an $8.5 million increase in net gains on our derivative financial instruments in 2008 compared to 2007. The increase in net gains on our derivative financial instruments in 2008 compared to 2007 was primarily due to higher loan origination volume. Residential mortgage loan originations were $866.3 million in 2008, a $55.6 million or 7% increase from 2007. Residential mortgage loan sales were $456.8 million in 2008, a $114.4 million or 33% increase from 2007. Loan servicing income was $6.9 million in 2009, $6.3 million in 2008, and $6.1 million in 2007. Our portfolio of residential mortgage loans serviced for third parties was $3.1 billion as of December 31, 2009, $2.7 billion as of December 31, 2008, and $2.5 billion as of December 31, 2007.

Service charges on deposit accounts increased by $3.6 million or 7% in 2009 compared to 2008 primarily due to a $4.9 million increase in account analysis fees on analyzed business checking accounts as a result of lower earnings credit rates on customer accounts. This was partially offset by a $1.3 million decrease in monthly service fees primarily resulting from the introduction of our free checking product in July 2008. Service charges on deposit accounts increased by $4.6 million or 10% in 2008 compared to 2007 primarily due to a $4.4 million increase in account analysis fees on analyzed business checking accounts as a result of lower earnings credit rates on customer accounts. In addition, overdraft fees increased by $1.4 million primarily due to a fee increase implemented in May 2008. The increase was partially offset by a decrease in monthly service fees due to the introduction of our free checking product in July 2008 mentioned above.

Fees, exchange, and other service charges are primarily comprised of debit card income, fees from ATMs, merchant service activity, and other loan fees and service charges. Fees, exchange, and other service charges decreased by $1.9 million or 3% in 2009 compared to 2008 primarily due to a decrease in ATM fee income as well as lower merchant services income. This was the result of lower transaction volume during 2009 which was impacted by a slower economy in Hawaii and lower levels of visitor arrivals. Fees, exchange, and other service charges decreased by $0.2 million or less than 1% in 2008 compared to 2007.

Investment securities net gains were $25.8 million in 2009 compared to $0.5 million in 2008. This increase was largely due to sales of available-for-sale investment securities in the fourth quarter of 2009, including a complete liquidation of our investments in private-label mortgage-backed securities. We sold longer maturity available-for-sale investment securities in the fourth quarter of 2009 to reduce investment duration and to preserve capital levels in a potentially rising interest rate environment in future reporting periods.

Insurance income is comprised of commission income derived from our retail and wholesale insurance businesses. Insurance income decreased by $4.6 million or 19% in 2009 compared to 2008 primarily due to a $3.3 million decrease in commission and brokerage income and a $0.9 million decrease in income from annuity and life insurance products. Insurance income decreased in 2009 due to the sale of certain assets of our retail insurance brokerage operation, Bank of Hawaii Insurance Services, Inc. ("BOHIS") in June 2009, and our wholesale insurance business, BOH Wholesale Insurance Agency, Inc. (formerly known as Triad Insurance Agency, Inc.) in October 2009. These two Bank subsidiaries combined, earned $6.6 million in pre-tax income during 2009. Both sales were made to unrelated third parties. Insurance income increased by $1.4 million or 6% in 2008 compared to 2007 primarily due to a $1.2 million increase in income from fixed annuity and life insurance products and a $0.8 million increase in contingent commission income. This was partially offset by a $0.4 million decrease in income from life insurance premiums. The increase in income from fixed annuity products was a result of customers preferring conservative investment alternatives in light of equity market conditions in 2008.

Other noninterest income decreased by $16.7 million or 30% in 2009 compared to 2008 primarily due to the $13.7 million gain from the mandatory redemption of our Visa shares in 2008. Also contributing to the decrease was $3.3 million in lower unrealized gains recognized in 2009 related to our subordinated notes which were accounted for at fair value. We repaid our subordinated notes in March 2009. Other noninterest income increased by $22.3 million or 68% in 2008 compared to 2007 primarily due to the aforementioned mandatory redemption of our Visa shares and an $11.6 million gain on the sale of our equity interest in an aircraft leveraged lease in 2008.

Noninterest Expense

Table 5 presents the major components of noninterest expense for 2009, 2008, and 2007.

Noninterest Expense	Table 5

	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2009	2008	2007	2009 to 2008	2008 to 2007	2009 to 2008	2008 to 2007

Salaries and Benefits:
Salaries	$119,888	$120,440	$115,856	$(552)	$4,584	–%	4%
Incentive Compensation	17,688	19,369	15,505	(1,681)	3,864	(9)	25
Share-Based Compensation and Cash Grants for the Purchase of Company Stock	7,775	9,689	6,330	(1,914)	3,359	(20)	53
Commission Expense	7,071	6,941	7,444	130	(503)	2	(7)
Retirement and Other Benefits	16,425	14,660	15,131	1,765	(471)	12	(3)
Payroll Taxes	9,972	10,175	9,910	(203)	265	(2)	3
Medical, Dental, and Life Insurance	9,001	9,010	9,289	(9)	(279)	–	(3)
Separation Expense	748	1,674	1,400	(926)	274	(55)	20

Total Salaries and Benefits	188,568	191,958	180,865	(3,390)	11,093	(2)	6

Net Occupancy	41,053	45,129	40,073	(4,076)	5,056	(9)	13
Net Equipment	17,713	18,143	19,274	(430)	(1,131)	(2)	(6)
Professional Fees	12,439	11,511	11,206	928	305	8	3
FDIC Insurance	17,342	1,510	1,018	15,832	492	1,048	48
Other Expense:
Data Services	13,063	13,406	13,456	(343)	(50)	(3)	–
Delivery and Postage Services	9,628	10,812	10,337	(1,184)	475	(11)	5
Legal Contingencies	1,007	2,911	(163)	(1,904)	3,074	(65)	n.m.
Bank of Hawaii Charitable Foundation and Other Contributions	1,000	2,250	–	(1,250)	2,250	(56)	n.m.
Market Premium on Repayment of Privately Placed Notes	875	–	–	875	–	n.m.	n.m.
Call Premium on Capital Securities	–	991	–	(991)	991	n.m.	n.m.
Accrual (Reversal) of Visa Legal Costs	–	(5,649)	5,649	5,649	(11,298)	n.m.	n.m.
Other	47,336	53,802	53,692	(6,466)	110	(12)	–

Total Other Expense	72,909	78,523	82,971	(5,614)	(4,448)	(7)	(5)

Total Noninterest Expense	$350,024	$346,774	$335,407	$3,250	$11,367	1%	3%

n.m.
– not meaningful.

Total salaries and benefits decreased by $3.4 million or 2% in 2009 compared to 2008 primarily due to decreases in incentive compensation, expense related to restricted stock grants, and lower base salaries (a result of fewer full-time equivalent employees). Partially offsetting these decreases in 2009 was an increase in retirement plan expense resulting from a change in assumptions and an increase in the amortization of actuarial losses in 2009. Total salaries and benefits increased by $11.1 million or 6% in 2008 compared to 2007 primarily due to cash for stock grants, broad-based incentive awards, and annual merit increases. The cash for stock grants related to a change in our practice of equity compensation for senior management. Senior officers, other than executive officers, received cash grants to encourage them to purchase our common stock in lieu of receiving restricted stock grants. Incentive compensation increased in 2008 compared to 2007 primarily due to $1.6 million in broad-based incentive awards which was designed to reward employees who helped us achieve solid financial performance despite the challenging economic environment in 2008. Partially offsetting these increases in 2008 were decreases in retirement plan expense, a result of assumption changes, and reduced executive retention expense.

Net occupancy decreased by $4.1 million or 9% in 2009 compared to 2008 primarily due to a

$2.1 million decrease in utilities expense caused by a reduction in energy costs. In addition, depreciation and amortization decreased by $0.9 million primarily due to a building being fully depreciated in 2008. Finally, net rental expense decreased by $0.9 million in 2009 primarily the result of paying rent for two Waikiki branch locations in 2008 during the construction of our new Waikiki branch. Net occupancy increased by $5.1 million or 13% in 2008 compared to 2007 primarily due to a $2.2 million increase in utilities expense as well as a $2.1 million increase in net rental expense. The increase in net rental expense was primarily related to the two Waikiki branch locations noted above and the opening of two new in-store branches in 2008. The increase in utilities expense in 2008 was primarily due to higher energy costs.

Professional fees increased by $0.9 million or 8% in 2009 compared to 2008 primarily due to higher legal fees. Professional fees remained relatively unchanged in 2008 compared to 2007.

FDIC insurance expense increased by $15.8 million in 2009 compared to 2008. The increase was primarily due to higher deposit balances, higher assessment rates, and our participation in the TLGP, coupled with the Company's $5.7 million share of an industry-wide assessment by the FDIC which was recorded in the second quarter of 2009. In 2008 and into 2009, we utilized credits from the Federal Deposit Insurance Reform Act of 2005 which were available to offset our deposit insurance assessments. We fully utilized these credits in March 2009. FDIC insurance expense increased nominally by $0.5 million in 2008 compared to 2007.

Other noninterest expense decreased by $5.6 million or 7% in 2009 compared to 2008 partially due to a $1.9 million decrease in our reserves for legal contingencies. Also contributing to the decrease was a combined $6.3 million decline in business development and travel, unrealized gains related to deferred compensation arrangements, delivery and postage services, donations, and advertising. In addition, we incurred a $1.0 million call premium expense in 2008 related to our Bancorp Hawaii Capital Trust I Capital Securities ("Capital Securities"). Partially offsetting these decreases was a $5.6 million reversal in 2008 of a previously recorded Visa contingency accrual. See Note 18 to the Consolidated Financial Statements for more information on the Visa legal matters. Other noninterest expense decreased by $4.4 million or 5% in 2008 compared to 2007 primarily due to the $5.6 million reversal of previously recorded Visa contingency accruals noted above. Also contributing to the decrease in other noninterest expense in 2008 was a $1.8 million fraud loss recorded in 2007. These items were partially offset by a $3.1 million increase in our reserves for legal contingencies, a $2.3 million increase in our contributions to the Bank of Hawaii Charitable Foundation and other charitable organizations, and the $1.0 million call premium related to our Capital Securities noted above.

Income Taxes

Our provision for income taxes and effective tax rates for 2009, 2008, and 2007 were as follows:

Provision for Income Taxes and Effective Tax Rates	Table 6

(dollars in thousands)	Provision	Effective Tax Rates

2009	$78,207	35.19%
2008	77,388	28.70
2007	100,888	35.45

The higher effective tax rate in 2009 from 2008 was primarily due to a $12.9 million credit to the provision for income taxes recorded in September 2008. This credit was the result of our acceptance of the settlement initiative from the IRS related to our Sale In-Lease Out ("SILO") transactions. Also favorably impacting our effective tax rate in 2008 was a pre-tax gain from the sale of our equity interest in an aircraft leveraged lease that would have resulted in an income tax expense of approximately $4.6 million, based on statutory income tax rates. However, due to the timing of the sale of our equity interest and the adjustment of previously recognized income tax liabilities, this transaction resulted in a $1.4 million net credit to the provision for income taxes. As a result, the total income tax benefit from this transaction was approximately $6.0 million.

As noted above, the lower effective tax rate in 2008 from 2007 was primarily due to the $12.9 million credit to the provision for income taxes recorded in September 2008 related to our SILO transactions as well as the $6.0 million total income tax benefit from the sale of our equity interest in an aircraft leveraged lease.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, Investment Services, and Treasury.

Table 7 summarizes net income from our business segments for 2009, 2008, and 2007. Additional information about segment performance, including financial captions discussed below, is presented in Note 13 to the Consolidated Financial Statements.

Business Segment Net Income	Table 7

	Year Ended December 31,
(dollars in thousands)	2009	2008	2007

Retail Banking	$56,887	$92,754	$98,252
Commercial Banking	47,103	51,456	63,335
Investment Services	5,365	12,027	16,289

Total	$109,355	$156,237	$177,876
Treasury and Other	34,678	35,976	5,827

Consolidated Total	$144,033	$192,213	$183,703

Retail Banking

Net income decreased by $35.9 million or 39% in 2009 compared to 2008 primarily due to an increase in the Provision and noninterest expense and lower net interest income. This was partially offset by higher noninterest income for the segment. The $29.5 million increase in the Provision was primarily due to higher net loan losses and risk in the segment's consumer real estate portfolios. The $4.8 million increase in noninterest expense was primarily due to higher FDIC base insurance assessments as well as our share of the industry-wide assessment by the FDIC. The $27.1 million decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio, partially offset by higher average deposit balances. The $5.1 million increase in noninterest income was primarily due to higher mortgage banking income, a result of higher origination and sale activity.

Net income decreased by $5.5 million or 6% in 2008 compared to 2007 primarily due to an increase in the Provision and noninterest expense. This was partially offset by higher net interest income and noninterest income. The $14.4 million increase in the Provision was primarily due to higher net loan losses and risk in the segment's consumer portfolios. The $8.7 million increase in noninterest expense was primarily due to an increase in debit card usage, occupancy, and salaries and benefits expense, as well as higher allocated expenses to the segment related to earnings-based incentive compensation. The $8.1 million increase in net interest income was primarily due to lower loan and deposit funding costs, which was partially offset by lower average deposit balances. The $6.4 million increase in noninterest income was primarily due to higher mortgage banking income, overdraft fees, and debit card income.

Commercial Banking

Net income decreased by $4.4 million or 8% in 2009 compared to 2008 primarily due to an increase in the Provision and noninterest expense. This was partially offset by higher net interest income and noninterest income. The $16.4 million increase in the Provision was primarily due to heightened risk in specific loan exposures and general risk from the weak economy in Hawaii and the U.S Mainland. The $3.9 million increase in noninterest expense was primarily due to higher FDIC base insurance assessments as well as our share of an industry-wide assessment by the FDIC. The $8.8 million increase in net interest income was primarily due to higher average deposit balances. The $0.8 million increase in noninterest income was primarily due to higher account analysis fees as a result of lower earnings credit rates on customer accounts.

Net income decreased by $11.9 million or 19% in 2008 compared to 2007 primarily due to an increase in the Provision and noninterest expense. This was partially offset by higher noninterest income and net interest income. The $30.3 million increase in the Provision was primarily due to heightened risk exposures in this segment's lending portfolio as noted above. The $1.1 million increase in noninterest expense was primarily due to higher allocated expenses to the segment. The $13.7 million increase in noninterest income was primarily due to the $11.6 million pre-tax gain on the sale of our equity interest in an aircraft leveraged lease and to higher account analysis fees as a result of lower earnings credit rates on customer accounts. The $0.9 million increase in net interest income was primarily due to lower funding costs, partially offset by the effects of the settlement of our SILO transactions.

Investment Services

Net income decreased by $6.7 million or 55% in 2009 compared to 2008 primarily due to a decrease in noninterest income and an increase in the Provision. This was partially offset by an increase in net interest income and a decrease in noninterest expense. The $11.7 million decrease in noninterest income was primarily due to lower fee income as a result of lower average asset values under trust administration, an increase in fee waivers in our money market mutual funds, and lower fee income related to our annuity products. The $1.0 million increase in the Provision was due to higher net charge-offs of loans in the segment. The $1.3 million increase in net interest income was primarily due to higher average deposit balances. The $0.8 million decrease in noninterest expense was primarily due to lower salaries expense.

Net income decreased by $4.3 million or 26% in 2008 compared to 2007 primarily due to a decrease in noninterest income and increases in noninterest expense and the Provision. This was partially offset by an increase in net interest income. The $6.1 million decrease in noninterest income was primarily due to lower fee income as a result of lower asset values under trust administration. The $1.2 million increase in noninterest expense was primarily due to higher salaries and allocated expenses. The $0.8 million increase in the Provision was due to higher net charge-offs of loans in the segment. The $1.4 million increase in net interest income was primarily due to lower funding costs on the segment's deposit balances.

Treasury

Net income decreased by $1.3 million or 4% in 2009 compared to 2008 primarily due to a higher provision for income taxes. This was partially offset by higher net interest income and noninterest income and lower noninterest expense. The higher provision for income taxes in 2009 was primarily due to the $12.9 million credit to provision for income taxes related to our SILO transactions recorded in 2008. The $10.6 million increase in net interest income was primarily due to lower loan and deposit funding costs, higher deposit balances, an increase in the balance of our investment securities portfolio, lower levels of long-term debt, and lower costs associated with securities sold under agreements to repurchase. The $15.6 million increase in noninterest income was primarily due to net investment securities gains, partially offset by a $13.7 million gain from the mandatory redemption of our Visa shares in 2008. The $4.6 million decrease in noninterest expense was primarily due to lower allocated expenses.

Net income increased by $30.1 million in 2008 compared to 2007 primarily due to an increase in net interest income, a higher benefit for income taxes, and higher noninterest income. The $13.4 million increase in net interest income was primarily due to the net benefit from a reduction in loan rates and deposit funding costs, an increase in the balance of our investment securities portfolio, as well as decreases in the cost of funds purchased and securities sold under agreements to repurchase. The increase in the benefit for income taxes was primarily due to the $12.9 million credit related to our SILO transactions recorded in 2008. The $3.7 million increase in noninterest income was primarily due to a $13.7 million gain from the mandatory redemption of our Visa shares, partially offset by a $10.0 million net change in the estimated fair value of our mortgage servicing rights due to changes in valuation assumptions and the fair value of our designated trading securities.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury provide a wide-range of support to our other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Analysis of Statements of Condition

Investment Securities

Table 8 presents the contractual maturity distribution, weighted-average yield to maturity, and estimated fair value of our investment securities.

Contractual Maturity Distribution, Weighted-Average Yield to Maturity, and Fair Value of Investment Securities	Table 8

(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Fair Value

As of December 31, 2009
Investment Securities Available-for-Sale [1]
Debt Securities Issued by the U.S. Treasury and Government Agencies	$0.3	0.9%	$320.7	1.1%	$88.8	1.5%	$301.4	2.3%	$711.2	1.6%	$720.8
Debt Securities Issued by States and Political Subdivisions [2]	11.6	3.7	15.1	4.4	13.0	4.5	13.1	5.8	52.8	4.6	54.1
Debt Securities Issued by U.S. Government-Sponsored Enterprises	0.3	5.8	0.5	5.8	–	–	–	–	0.8	5.8	0.8
Mortgage-Backed Securities Issued by [3] Government Agencies	–	–	–	–	–	–	4,015.8	3.8	4,015.8	3.8	4,022.7
U.S. Government-Sponsored Enterprises	–	–	4.8	4.5	56.7	4.7	447.7	5.2	509.2	5.1	532.4

Total Mortgage-Backed Securities	–	–	4.8	4.5	56.7	4.7	4,463.5	4.0	4,525.0	4.0	4,555.1

Total Investment Securities Available-for-Sale	$12.2	3.7%	$341.1	1.3%	$158.5	2.9%	$4,778.0	3.9%	$5,289.8	3.7%	$5,330.8

Investment Securities Held-to-Maturity
Mortgage-Backed Securities Issued by [3] Government Agencies	$–	–%	$–	–%	$5.1	4.1%	$54.4	4.8%	$59.5	4.8%	$61.4
U.S. Government-Sponsored Enterprises	–	–	–	–	50.4	4.1	71.1	4.3	121.5	4.2	125.3

Total Investment Securities Held-to-Maturity	$–	–%	$–	–%	$55.5	4.1%	$125.5	4.5%	$181.0	4.4%	$186.7

Total Investment Securities
As of December 31, 2009	$12.2		$341.1		$214.0		$4,903.5		$5,470.8		$5,517.5

As of December 31, 2008	$1.1		$25.3		$173.1		$2,566.0		$2,765.5		$2,761.4

As of December 31, 2007	$158.3		$88.5		$324.5		$2,286.6		$2,857.9		$2,850.8

1
Weighted-average yields on investment securities available-for-sale are based on amortized cost.

2
Weighted-average yields on obligations of states and political subdivisions are generally tax-exempt and are computed on a tax-equivalent basis using a federal statutory tax rate of 35%.

3
Contractual maturities do not anticipate reductions for periodic paydowns.

Our investment securities portfolio is managed to provide liquidity and interest income. Our portfolio is also used to offset interest rate risk positions and to provide collateral for various banking activities. The carrying amount of our investment securities was $5.5 billion as of December 31, 2009. This represents a $2.8 billion increase from December 31, 2008, exclusive of the trading securities we held as of that date. The increase in the carrying amount of our investment securities during 2009 was primarily due to investments made in debt securities issued by the U.S. Treasury and mortgage-backed securities issued by government agencies. These investments in high grade securities with relatively short duration, allows us to maintain flexibility to redeploy funds as such opportunities arise. During the fourth quarter of 2009, we sold our remaining investments in private-label mortgage-backed securities.

Our investment securities portfolio had gross unrealized gains of $68.5 million or 1% of total amortized cost as of December 31, 2009. Our investment securities portfolio also had gross unrealized losses of $21.8 million or less than 1% of total amortized cost as of December 31, 2009. The unrealized losses were primarily related to mortgage-backed securities issued by government agencies attributable to changes in interest rates, relative to when the investment securities were purchased. See Note 3 to the Consolidated Financial Statements for more information.

As of December 31, 2009, the par value, amortized cost, and fair value of our debt and mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation were as follows:

Investment Securities Issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation	Table 9

(dollars in thousands)	Par Value	Amortized Cost	Fair Value

As of December 31, 2009
Debt Securities Issued by U.S. Government-Sponsored Enterprises
Federal National Mortgage Association	$250	$252	$263
Federal Home Loan Mortgage Corporation	500	499	529

Subtotal	750	751	792

Mortgage-Backed Securities Issued by U.S. Government-Sponsored Enterprises
Federal National Mortgage Association	381,023	381,715	398,597
Federal Home Loan Mortgage Corporation	248,941	248,986	259,097

Subtotal	629,964	630,701	657,694

Total	$630,714	$631,452	$658,486

As of December 31, 2009, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.

Loans and Leases

Loans and leases remains our largest category of interest earning assets and the largest source of revenue. Total loans and leases were $5.8 billion as of December 31, 2009. Loans and leases decreased by $770.4 million or 12% from $6.5 billion as of December 31, 2008.

The commercial loan and lease portfolio is comprised of commercial and industrial loans, commercial mortgages, construction loans, and lease financing. Commercial and industrial loans are made primarily to corporations, middle market, and small businesses. Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in Hawaii. Commercial mortgages are secured by real estate. The source of repayment for investor property is cash flow from the property and for owner-occupied property is the operating cash flow from the business. Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Lease financing consists of direct financing leases and leveraged leases. Although our primary market is Hawaii, the commercial portfolio contains loans to some borrowers based on the U.S. Mainland, including some Shared National Credits.

Commercial loans and leases decreased by $258.7 million or 11% from $2.4 billion as of December 31, 2008. This was primarily due to a $258.6 million decrease in our commercial and industrial lending portfolio due to continued loan payoffs by corporate national customers and the sale of our position in six Shared National Credits totaling $37.0 million, given the potential downside risk of each credit. Our construction loan portfolio decreased by $45.6 million, consistent with the slow economy in Hawaii. Our lease financing portfolio decreased by $55.2 million, primarily a result of continued reduction in our leveraged lease portfolio. Partially offsetting the decrease in these commercial lending categories was a $100.7 million increase in our commercial mortgage portfolio. This increase was primarily due to one new commercial credit added during the second quarter of 2009 as well as our purchase of $47.5 million in seasoned loans, secured by real estate in Hawaii, in December 2009.

The consumer loan and lease portfolio is comprised of residential mortgage loans, home equity loans, personal credit lines, direct installment loans, and indirect auto loans and leases. These products are offered generally in the markets we serve through our branch network. Consumer loans and leases decreased by $511.7 million or 12% from $4.1 billion as of December 31, 2008. Balances in all consumer lending categories decreased during 2009, due to reduced customer demand in a slow economy in Hawaii as well as our disciplined underwriting approach. While we continue to lend to credit worthy customers, we remain cautious in the current economic environment.

See Note 4 to the Consolidated Financial Statements for more information on our loan and lease portfolio.

Table 10 presents the geographic distribution of our loan and lease portfolio. Table 11 presents maturities and sensitivities of selected loans to changes in interest rates. This table excludes real estate loans (other than construction loans), lease financing, and consumer loans. See Note 4 to the Consolidated Financial Statements and the "Corporate Risk Profile – Credit Risk" section of MD&A for more information.

Geographic Distribution of Loan and Lease Portfolio	Table 10

	December 31, 2009
(dollars in thousands)	Hawaii	U.S. [1] Mainland	Guam	Other Pacific Islands	Foreign [2]	Total

Commercial
Commercial and Industrial	$632,415	$90,345	$62,197	$7,047	$3,163	$795,167
Commercial Mortgage	769,303	2,570	66,113	1,330	2,115	841,431
Construction	108,395	–	–	–	–	108,395
Lease Financing	39,664	335,507	18,600	–	19,162	412,933

Total Commercial	1,549,777	428,422	146,910	8,377	24,440	2,157,926

Consumer
Residential Mortgage	1,996,713	–	186,374	7,590	–	2,190,677
Home Equity	879,903	19,659	19,043	2,966	–	921,571
Automobile	208,130	29,645	42,482	3,680	–	283,937
Other [3]	159,010	–	23,630	23,027	7	205,674

Total Consumer	3,243,756	49,304	271,529	37,263	7	3,601,859

Total Loans and Leases	$4,793,533	$477,726	$418,439	$45,640	$24,447	$5,759,785

Percentage of Total Loans and Leases	83%	8%	7%	1%	1%	100%

1
For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

2
Loans classified as Foreign represent those which are recorded in the Company's international business units. Lease financing classified as Foreign represent those with air transportation carriers based outside the United States.

3
Comprised of other revolving credit, installment, and lease financing.

Maturities and Sensitivities of Selected Loans to Changes in Interest Rates [1]	Table 11

	December 31, 2009
(dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years [2]	Due After Five Years [2]	Total

Commercial and Industrial	$383,430	$300,466	$111,271	$795,167
Construction	86,195	4,409	17,791	108,395

Total	$469,625	$304,875	$129,062	$903,562

1
Based on contractual maturities.

2
As of December 31, 2009, loans maturing after one year consisted of $270.5 million in variable rate loans and $163.4 million in fixed rate loans.

Other Assets

Other assets were $496.9 million as of December 31, 2009, a $22.4 million or 5% increase from December 31, 2008. As of December 31, 2009, we had a total of $82.5 million in tax deposits placed with the IRS and State of Hawaii Department of Taxation. These deposits with the respective taxing authorities limits the potential accrual of additional interest based on our current estimate of our tax liabilities. The increase in other assets during 2009 was primarily due to a $42.3 million prepayment of our FDIC quarterly risk-based assessments for 2010, 2011, and 2012. This increase was partially offset by an $18.2 million decrease in the fair value of our derivative financial instruments recorded in other assets, primarily the estimated fair value of our customer-related interest rate swap accounts, which have off-setting amounts recorded in other liabilities. See Note 7 to the Consolidated Financial Statements for more information.

As of December 31, 2009, the carrying value of our FHLB stock was $61.3 million and consisted of 612,924 shares valued at a par value of $100 per share. Our investment in the FHLB is a condition of membership and, as such, is required to obtain credit and other services from the FHLB. The FHLB adopted a Capital Plan which among other things provided for the mandatory redemption of members' stock within five years of such request. In 2007, the Bank requested the redemption of 361,645 shares, which under the FHLB's Capital Plan would be redeemable in 2012.

In 2009, the FHLB's primary regulator, the Federal Housing Finance Agency, has chosen to treat the FHLB as if it was undercapitalized because of several factors, including the possibility that declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements. Due to this determination, the FHLB currently remains unable to repurchase or redeem capital stock or to pay dividends.

As of September 30, 2009, the FHLB had received requests to redeem 9.42 million shares of capital stock, including the Bank's request to redeem 361,645 shares of stock. The FHLB has accounted for these requests by recording a liability under the caption "mandatorily redeemable capital stock" on its balance sheet. In the Form 10-Q for third quarter of 2009, the FHLB stated that "the fair value of capital stock subject to mandatory redemption generally approximates par value as indicated by contemporaneous member purchases and transfers at par value."

The Bank continues to use and has access to the services of the FHLB. Management considers several factors in evaluating impairment including the commitment of the issuer to perform its obligations and to provide services to the Bank. Based upon the foregoing, management has not recorded an impairment of the carrying value of our FHLB stock as of December 31, 2009. See Note 1 to the Consolidated Financial Statements for information related to our accounting and impairment policy.

Goodwill

Goodwill was $31.5 million as of December 31, 2009, a $3.4 million or 10% decrease from December 31, 2008. The decrease in goodwill was the result of our sale of the assets of BOH Wholesale Insurance Agency, Inc., formerly known as Triad Insurance Agency, Inc., during the fourth quarter of 2009. As of December 31, 2009, we had no reporting units where there was a reasonable possibility of failing the Step 1 goodwill impairment test in accordance with GAAP. Step 1 of the goodwill impairment test is used to identify potential goodwill impairment by comparing the estimated fair value of a reporting unit with its carrying amount. See Note 1 to the Consolidated Financial Statements for more information on our goodwill impairment policy.

Deposits

Total deposits were $9.4 billion as of December 31, 2009, a $1.1 billion or 13% increase from December 31, 2008. We experienced strong deposit growth from both our consumer and commercial customers throughout 2009. The increase was primarily due to a $796.2 million increase in our business money market savings accounts, a $511.9 million increase in our bonus rate savings products, and a $212.9 million increase in our analyzed business checking accounts. This was partially offset by a $231.4 million decrease in public interest-bearing demand accounts and a $176.1 million decrease in consumer time deposits of $100,000 or more.

Average time deposits of $100,000 or more was $742.0 million in 2009 and $946.0 million in 2008. See Note 8 to the Consolidated Financial Statements for more information.

Table 12 presents the components of our savings deposits as of December 31, 2009 and 2008.

Savings Deposits	Table 12

(dollars in thousands)	2009	2008

Money Market	$1,967,554	$1,173,132
Regular Savings	2,438,415	1,931,731

Total Savings Deposits	$4,405,969	$3,104,863

Borrowings

Borrowings consisted of funds purchased and short-term borrowings, including commercial paper. Borrowings were $15.8 million as of December 31, 2009, a $4.8 million or 23% decrease from December 31, 2008. This decrease was due to a $6.8 million decrease in funds purchased, partially offset by a $2.0 million increase in short-term borrowings. We manage the level of our borrowings to ensure that we have adequate sources of liquidity. Due to our successful deposit gathering efforts and our increased capital levels, we reduced the level of borrowings as a source of funds. See Note 9 to the Consolidated Financial Statements for more information.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.6 billion as of December 31, 2009, a $589.9 million or 57% increase from December 31, 2008. This increase was primarily due to new placements to accommodate local government entities. A portion of the increase in securities sold under agreements to repurchase resulted from the withdrawal of public interest-bearing demand deposits in 2009. Securities sold under agreements to repurchase also provide us with a short-term source of liquidity. As many of our securities sold under agreements to repurchase are at variable rates, this provided us with a relatively inexpensive source of short-term funding in the current interest rate environment. Average rates paid on securities sold under agreements to repurchase were 2.06% in 2009, a 106 basis point decrease from 2008. See Note 9 to the Consolidated Financial Statements for more information.

Long-Term Debt

Long-term debt, which represents a relatively more expensive source of funds for us, was $90.3 million as of December 31, 2009, a $113.0 million or 56% decrease from December 31, 2008. This decrease was primarily due to the repayment of $119.0 million in subordinated notes and $25.0 million in privately placed notes in the first quarter of 2009. This was partially offset by the recognition of $32.4 million in non-recourse debt on the balance sheet in the second quarter of 2009. The non-recourse debt was previously not recognized as a liability on the Company's balance sheet under leveraged lease accounting treatment for one of our commercial leases. See Note 10 to the Consolidated Financial Statements for more information.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and any other monetary assets which are denominated in dollars or other non-local currency. As of December 31, 2009, 2008 and 2007, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total assets.

Corporate Risk Profile

Credit Risk

Credit Risk is defined as the risk that borrowers or counter-parties will not be able to repay their obligations to us. Credit exposures reflect legally binding commitments for loans, leases, banker's acceptances, standby and commercial letters of credit, and deposit account overdrafts.

We manage and control risk in the loan and lease portfolio by adhering to well-defined underwriting criteria and account administration standards established by management. Written credit policies document underwriting standards, approval levels, exposure limits, and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, industry, product, and/or geographic location levels is actively managed to mitigate concentration risk. In addition, credit risk management also includes an independent credit review process that assesses compliance with commercial and consumer credit policies, risk ratings, and other critical credit information. In addition to implementing risk management practices that are based upon established and sound lending practices, we adhere to sound credit principles. We understand and evaluate our customers borrowing needs and capacity to repay, in conjunction with their character and history.

Commercial and industrial loans are made primarily for the purpose of financing equipment acquisition, expansion, working capital, and other general business purposes. Lease financing consists of direct financing leases and leveraged leases and are used by commercial customers to finance capital purchases ranging from computer equipment to transportation equipment. The credit decisions for these transactions are based upon an assessment of the overall financial capacity of the applicant. A determination is made as to the applicant's ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved. In addition to an evaluation of the applicant's financial condition, a determination is made of the probable adequacy of the primary and secondary sources of repayment, such as additional collateral or personal guarantees, to be relied upon in the transaction. Credit agency reports of the applicant's credit history supplement the analysis of the applicant's creditworthiness.

Commercial mortgages and construction loans are offered to real estate investors, developers, builders, and owner-occupants primarily domiciled in Hawaii. These loans are secured by first mortgages on real estate at loan-to-value ("LTV") ratios deemed appropriate based on the property type, location, overall quality, and sponsorship. Generally, these LTV ratios do not exceed 75%. The commercial properties are predominantly developments such as retail centers, apartments, industrial properties and, to a lesser extent, more specialized properties such as hotels. Substantially all of our commercial mortgage loans are secured by properties located in our primary market area.

In the underwriting of our commercial mortgage loans, we obtain appraisals for the underlying properties. Decisions to lend are based on the economic fundamentals of the property and the creditworthiness of the borrower. In evaluating a proposed commercial mortgage loan, we primarily emphasize the ratio of the property's projected net cash flows to the loan's debt service requirement. The debt service coverage ratio normally is not less than 120% and it is computed after deduction for a vacancy factor and property expenses as appropriate. In addition, a personal guarantee of the loan or a portion thereof is sometimes required from the principal(s) of the borrower. We normally require title insurance insuring the priority of our lien, fire, and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property. In addition, business interruption insurance or other insurance may be required.

Owner-occupant commercial mortgage loans are underwritten based upon the cash flow of the business provided that the real estate asset is utilized in the business operation. Real estate is evaluated independently as a secondary source of repayment. LTV ratios generally do not exceed 75%.

Construction loans are underwritten against projected cash flows derived from rental income, business income from an owner-occupant, or the sale of the property to an end-user. We may mitigate the risks associated with these types of loans by requiring fixed-price construction contracts, performance and payment bonding, controlled disbursements, and pre-sale contracts or pre-lease agreements.

We offer a variety of first mortgage and junior lien loans to consumers within our markets with residential home mortgages comprising our largest loan category. These loans are secured by a primary residence and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income ("DTI") ratios, liquidity, and credit score. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer variable rate mortgages with interest rates that are subject to change every year after the first, third, fifth, or seventh year, depending on the product and are based on the London Interbank Offered Rate ("LIBOR"). Variable rate mortgages are underwritten at fully-indexed interest rates. Non-traditional product offerings such as interest-only facilities are underwritten using a fully amortizing payment. We do not offer payment-option facilities, sub-prime or Alt-A loans, or any product with negative amortization.

Automobile lending activities include loans and leases secured by new or used automobiles. We originate automobile loans and leases on an indirect basis through selected dealerships. Our procedures for underwriting automobile loans include an assessment of an applicant's overall financial capacity and repayment ability, including credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral security to the proposed loan amount. We require borrowers to maintain collision insurance on automobiles securing consumer loans, with us listed as loss payee.

Home equity loans are secured primarily by second mortgages on residential property of the borrower. The underwriting terms for the home equity product generally permits borrowing availability, in the aggregate, up to 75% of the appraised value of the collateral property at the time of origination. We offer fixed and variable rate home equity loans, with variable rate loans underwritten at indexed interest rates. Our procedures for underwriting home equity loans include an assessment of an applicant's overall financial capacity and repayment ability. Decisions are primarily based on LTV ratios, DTI ratios, liquidity, and credit scores. We do not offer home equity loan products with reduced documentation.

Our overall credit risk position is reflective of the continued weak economy in 2009, with increasing levels of non-performing assets compared to December 31, 2008. The decline in visitor arrivals appears to be stabilizing, however, visitor spending continues to be lower than recent years. The construction and real estate industries in Hawaii remain weak. Hawaii's seasonally adjusted unemployment rate has improved slightly but was higher in 2009 compared to 2008. The slower economy in Hawaii is resulting in higher delinquencies and loss rates in our loan and lease portfolio, with the primary impact in our commercial and industrial, construction, and mortgage-related consumer lending portfolios.

Table 13 summarizes the amount of our loan and lease portfolio that demonstrate a higher risk profile, based on our current assessment of risk characteristics.

Higher Risk Loans Outstanding	Table 13

	December 31,
(dollars in thousands)	2009	2008

Residential Home Building	$31,067	$5,001
Residential Land Loans	37,873	54,483
Home Equity Loans	28,076	14,917
Air Transportation	50,426	79,692

Residential home building loans represent $60.3 million or 56% of our total commercial construction portfolio balance as of December 31, 2009. The higher risk exposure in our residential home building portfolio was $31.1 million as of December 31, 2009. This included $9.2 million in projects on Hawaiian islands other than Oahu of which $6.3 million was included in non-performing assets. The increase in our higher risk exposure in this portfolio segment in 2009 was primarily due to a single regional home builder with operations on Oahu that is largely experiencing difficulties in other markets.

Residential land loans in our residential mortgage portfolio often represent higher risk due to the volatility in the value of the underlying collateral. Our residential land loan portfolio was $37.9 million as of December 31, 2009, of which $32.5 million related to properties on Hawaiian islands other than Oahu.

The higher risk segment within our Hawaii home equity lending portfolio was $28.1 million or 3% of our total home equity loans outstanding as of December 31, 2009. The higher risk segment within our Hawaii home equity portfolio includes those loans originated in 2005 or later, with current monitoring credit scores below 600, and with original LTV ratios greater than 70%.

We also continue to have elevated risk in our air transportation portfolio. As of December 31, 2009, included in our commercial leasing portfolio were five leveraged leases on aircraft that were originated in the 1990's and prior. Outstanding credit exposure related to these leveraged leases was $38.4 million as of December 31, 2009 and $71.0 million as of December 31, 2008. The decrease in our air transportation credit exposure in 2009 was primarily due to the sale of our equity interest in a cargo aircraft in the second quarter of 2009 and the fourth quarter charge-off of our equity interest in two leveraged leases to a lessee that filed for bankruptcy protection. The two leases that were charged-off in the fourth quarter of 2009 had been fully reserved for in the Allowance as of December 31, 2008. As of December 31, 2009, we also had a $7.9 million exposure related to one direct financing lease for an aircraft, whose intermediary and guarantor filed for and emerged from bankruptcy protection in the fourth quarter of 2009. Relative to our total loan and lease portfolio, domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, consumer demand, and marginal pricing power. We believe that volatile fuel costs, coupled with a weak economy, could place additional pressure on the financial health of air transportation carriers for the foreseeable future.

These higher risk loans and leases have been considered in our quarterly evaluation of the adequacy of the Allowance.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 14 presents a five-year history of non-performing assets and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More	Table 14

	December 31,
(dollars in thousands)	2009	2008	2007	2006	2005

Non-Performing Assets [1]
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$6,646	$3,869	$598	$769	$212
Commercial Mortgage	1,167	–	112	40	58
Construction	8,154	5,001	–	–	–
Lease Financing	631	133	297	31	–

Total Commercial	16,598	9,003	1,007	840	270

Consumer
Residential Mortgage	19,893	3,904	2,681	4,914	5,439
Home Equity	5,153	1,614	1,414	164	111
Other [2]	550	–	–	–	–

Total Consumer	25,596	5,518	4,095	5,078	5,550

Total Non-Accrual Loans and Leases	42,194	14,521	5,102	5,918	5,820

Non-Accrual Loans Held for Sale	3,005	–	–	–	–
Foreclosed Real Estate	3,132	428	184	407	358
Other Investments	–	–	–	82	300

Total Non-Performing Assets	$48,331	$14,949	$5,286	$6,407	$6,478

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$623	$6,785	$–	$–	$–
Lease Financing	120	268	–	–	–

Total Commercial	743	7,053	–	–	–

Consumer
Residential Mortgage	8,979	4,192	4,884	519	1,132
Home Equity	2,210	1,077	413	331	185
Automobile	875	743	1,174	1,001	705
Other [2]	886	1,134	1,112	963	828

Total Consumer	12,950	7,146	7,583	2,814	2,850

Total Accruing Loans and Leases Past Due 90 Days or More	$13,693	$14,199	$7,583	$2,814	$2,850

Restructured Loans Not Included in Non-Accrual Loans and Accruing Loans Past Due 90 Days or More	$7,274	$–	$–	$–	$–

Total Loans and Leases	$5,759,785	$6,530,233	$6,580,861	$6,623,167	$6,168,536

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.73%	0.22%	0.08%	0.09%	0.09%

Ratio of Non-Performing Assets to Total Loans and Leases, Loans Held for Sale, and Foreclosed Real Estate	0.84%	0.23%	0.08%	0.10%	0.10%

Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases, Commercial Loans Held for Sale, and Commercial Foreclosed Real Estate	1.03%	0.37%	0.04%	0.04%	0.03%

Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.72%	0.14%	0.10%	0.13%	0.15%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases, Loans Held for Sale, and Foreclosed Real Estate	1.07%	0.44%	0.20%	0.14%	0.15%

1
Excluded from non-performing assets are contractually binding non-accrual loans held for sale of $4.2 million as of December 31, 2009.

2
Comprised of other revolving credit, installment, and lease financing.

The following table presents the activity in Non-Performing Assets ("NPAs") for 2009:

Non-Performing Assets	Table 15

(dollars in thousands)

Balance at Beginning of Year	$14,949
Additions	89,353
Reductions
Payments	(27,494)
Return to Accrual Status	(6,189)
Sales of Foreclosed Real Estate	(357)
Charge-offs/Write-downs	(21,931)

Total Reductions	(55,971)

Balance at End of Year	$48,331

NPAs are comprised of non-accrual loans and leases, non-accrual loans held for sale, foreclosed real estate, and other non-performing investments. Our NPAs were $48.3 million as of December 31, 2009, compared to $14.9 million as of December 31, 2008. This increase was primarily due to a $20.1 million increase in consumer NPAs, primarily in residential mortgage loans. Also contributing to the increase in NPAs was a $13.3 million increase in commercial NPAs, including non-accrual loans held for sale and foreclosed real estate, primarily in commercial construction loans. The ratio of our non-accrual loans and leases to total loans and leases was 0.73% as of December 31, 2009, compared to 0.22% as of December 31, 2008.

Residential mortgage loan NPAs increased by $16.0 million from December 31, 2008 to $19.9 million as of December 31, 2009. As of December 31, 2009, our residential mortgage loan NPAs were comprised of 92 loans with a weighted average current loan-to-value ratio of 70%.

Commercial construction NPAs, including non-accrual loans held for sale and foreclosed real estate, increased by $8.9 million from December 31, 2008 to $14.3 million as of December 31, 2009. As of December 31, 2009, we had four non-accrual construction project loans, two of which were partially charged-off. Also as of December 31, 2009, we had one commercial construction NPA, which was included in loans held for sale as we hold an executed letter of intent from the purchaser of the loan, and one construction project that has been foreclosed on.

Included in NPAs are loans that we consider impaired. Impaired loans are defined as those which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms have been modified in a troubled debt restructuring ("TDR"). Impaired loans were $24.7 million as of December 31, 2009 and $8.3 million as of December 31, 2008. We had loans whose terms had been modified in a TDR of $9.2 million as of December 31, 2009, primarily in our consumer automobile and commercial and industrial portfolios. Loans modified in a TDR were primarily the result of the modification of interest rates to below market rates and the extensions of maturity dates.

Loans and leases that are 90 days or more past due, as to principal or interest, and still accruing interest are in this category because they are well secured and in the process of collection. Loans and leases past due 90 days or more and still accruing interest were $13.7 million as of December 31, 2009, a decrease of $0.5 million from December 31, 2008. The $6.3 million decrease in commercial loans in this category was primarily due to the refinance of two loans in our Pacific Islands Division in 2009 that were in the process of being refinanced as of December 31, 2008. This was partially offset by a $5.8 million increase in consumer loans in this category, primarily in the areas of residential mortgage and home equity lending.

If interest due on the balances of all non-accrual loans (including loans that were on non-accrual status during 2009 but not on non-accrual status as of December 31, 2009) had been accrued under the original terms, approximately $6.9 million in total interest income would have been recorded in 2009, compared to the $3.5 million recorded as interest income on those loans (including recoveries of interest income reversed in prior years).

Allowance for Loan and Lease Losses

Allowance allocations by loan and lease category are presented in Table 16.

Allocation of Allowance for Loan and Lease Losses	Table 16

(dollars in thousands)	2009	2008	2007	2006	2005

Commercial
Commercial and Industrial	$24,551	$31,183	$15,117	$17,022	$12,747
Commercial Mortgage	25,559	14,119	12,148	12,864	11,806
Construction	4,499	6,227	2,768	3,059	3,154
Lease Financing	27,698	43,091	33,428	33,068	33,927

Total Commercial	82,307	94,620	63,461	66,013	61,634

Consumer
Residential Mortgage	13,884	4,443	4,293	4,449	5,406
Home Equity	28,877	4,814	3,064	3,295	3,677
Automobile	7,349	10,992	11,315	7,829	6,373
Other [1]	11,241	8,629	8,865	9,412	14,000

Total Consumer	61,351	28,878	27,537	24,985	29,456

Total Allocation of Allowance for Loan and Lease Losses	$143,658	$123,498	$90,998	$90,998	$91,090

	2009		2008		2007		2006		2005

	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases

Commercial
Commercial and Industrial	3.09%	13.81%	2.96%	16.14%	1.43%	16.02%	1.56%	16.51%	1.39%	14.90%
Commercial Mortgage	3.04	14.61	1.91	11.34	1.91	9.64	2.10	9.23	2.11	9.05
Construction	4.15	1.88	4.04	2.36	1.33	3.17	1.23	3.76	2.05	2.49
Lease Financing	6.71	7.17	9.20	7.17	6.94	7.32	6.50	7.69	7.22	7.62

Total Commercial	3.81	37.47	3.92	37.01	2.67	36.15	2.68	37.19	2.93	34.06

Consumer
Residential Mortgage	0.63	38.03	0.18	37.70	0.17	38.11	0.18	37.64	0.22	39.19
Home Equity	3.13	16.00	0.47	15.82	0.31	14.79	0.35	14.27	0.41	14.40
Automobile	2.59	4.93	2.97	5.66	2.55	6.73	1.82	6.48	1.47	7.02
Other [1]	5.47	3.57	3.47	3.81	3.20	4.22	3.21	4.42	4.26	5.33

Total Consumer	1.70	62.53	0.70	62.99	0.66	63.85	0.60	62.81	0.72	65.94

Total	2.49%	100.00%	1.89%	100.00%	1.38%	100.00%	1.37%	100.00%	1.48%	100.00%

1
Comprised of other revolving credit, installment, and lease financing.

Based on our ongoing assessment of credit quality of the loan and lease portfolio and the economic environment, our Allowance was $143.7 million as of December 31, 2009 and $123.5 million as of December 31, 2008. The ratio of the Allowance to total loans and leases outstanding was 2.49% as of December 31, 2009 compared to 1.89% as of December 31, 2008. The increase in the ratio of the Allowance to total loans and leases outstanding was consistent with the increase in our NPAs during 2009 as well as the overall weakness in the economy.

Net loans and leases charged-off was $87.7 million or 1.43% of total average loans and leases in 2009, an increase from $28.0 million or 0.43% of total average loans and leases in 2008. Net loans and leases charged-off increased in both the commercial and consumer lending portfolios during 2009. Commercial net charge-offs were $51.3 million in 2009, an increase of $42.6 million from 2008. This increase included $13.8 million related to our leveraged lease portfolio, $8.0 million related to our construction lending portfolio, and $16.2 million related to positions we sold in five Shared National Credits which reduce our future loss exposure. Consumer net charge-offs were $36.5 million in 2009, an increase of $17.1 million from 2008. This increase included $9.9 million related to our home equity portfolio and $6.2 million related to our residential mortgage portfolio.

The components of the Allowance, including the allocation between commercial and consumer categories, reflect increasing credit risk during 2009 due to the weak economy. The allocation of the Allowance to our commercial portfolio decreased by $12.3 million from December 31, 2008, primarily due to a $15.4 million decrease in allocation to our leasing portfolio that resulted from $13.8 million in charge-offs related to our leveraged lease portfolio. The allocation of the Allowance to our consumer portfolio increased by $32.5 million from December 31, 2008, primarily due to a $24.1 million increase in allocation to our home equity portfolio and a $9.4 million increase in allocation to our residential mortgage portfolio. This was consistent with the increased risk of loss in these lending portfolios. See Note 4 to the Consolidated Financial Statements for more information on the Allowance.

Reserve for Unfunded Commitments

The Unfunded Reserve was $5.4 million and $5.2 million as of December 31, 2009 and December 31, 2008, respectively. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance as adjusted for estimated funding probabilities or loan and lease equivalency factors. See Note 4 to the Consolidated Financial Statements for more information on the Unfunded Reserve.

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices. We are exposed to market risk as a consequence of the normal course of conducting our business activities. Our market risk management process involves measuring, monitoring, controlling, and mitigating risks that can significantly impact our statements of income and condition. In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance, while limiting volatility. The activities associated with these market risks are categorized into "trading" and "other than trading."

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

Our earnings are affected not only by general economic conditions, but also by the monetary and fiscal policies of the U.S. and its agencies, particularly the FRB. The monetary policies of the FRB can influence the overall growth of loans, investment securities, and deposits and the level of interest rates earned on assets and paid for liabilities. The nature and impact of future changes in monetary policies are generally not predictable.

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
  •
  using derivative financial instruments.

The use of derivative financial instruments, as detailed in Note 17 to the Consolidated Financial Statements, has generally been limited. This is due to natural on-balance sheet hedges arising out of offsetting interest rate exposures from loans, investment securities with deposits, and other interest-bearing liabilities. In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by ALCO. Natural and offsetting hedges reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures. Expected movements in interest rates are also considered in managing interest rate risk. Thus, as interest rates change, we may use different techniques to manage interest rate risk.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates. Table 17 presents, for the next twelve months subsequent to December 31, 2009, 2008, and 2007, an estimate of the change in net interest income that would result from a gradual change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes the balance sheet and interest rates are generally unchanged. Based on the net interest income simulation as of December 31, 2009, net interest income sensitivity to changes in interest rates as of December 31, 2009 was more sensitive to changes in interest rates as compared to the sensitivity profiles as of December 31, 2008 and 2007, particularly in higher interest rate scenarios. Market conditions remain uncertain at the end of 2009, although they have improved since the end of 2008. Government intervention has caused interest rates to remain relatively low and has decreased market volatility. Credit spreads have narrowed in 2009 and are approaching pre-crisis levels. These factors have contributed to greater interest rate risk to the Company as of December 31, 2009.

Net Interest Income Sensitivity Profile	Table 17

	Change in Net Interest Income December 31,
(dollars in thousands)	2009		2008		2007

Change in Interest Rates (basis points)
+200	$(13,566)	(3.3)%	$8,543	2.0%	$(1,067)	(0.3)%
+100	(6,061)	(1.5)	4,062	1.0	–	–
-100	(1,608)	(0.4)	(2,471)	(0.6)	(2,133)	(0.5)
-200	(16,246)	(3.9)	(5,821)	(1.4)	(4,859)	(1.2)

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

We also use the Market Value of Equity ("MVE") sensitivity analysis to estimate the net present value change in our net assets (i.e., assets, liabilities, and off-balance sheet instruments) from changes in interest rates. The MVE was approximately $2.1 billion, $1.3 billion, and $1.8 billion as of December 31, 2009, 2008, and 2007, respectively. During 2008, market credit spreads significantly increased and as a result the MVE as of December 31, 2008 was lower compared to the MVE as of December 31, 2009 and 2007. In addition, the MVE increased as of December 31, 2009 compared to December 31, 2008 due to strong deposit growth in 2009.

Table 18 presents, as of December 31, 2009, 2008, and 2007, an estimate of the change in the MVE that would result from an instantaneous 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve. The MVE sensitivity decreased as of December 31, 2009 compared to December 31, 2008 as a result of interest rates increasing and credit spreads decreasing as of December 31, 2009, particularly in lower rate environments where a near 0% interest rate environment will have a marginally positive effect on the MVE. Conversely, higher rate scenarios will now have a negative impact to MVE.

Market Value of Equity Sensitivity Profile	Table 18

	Change in Market Value of Equity December 31,

(dollars in thousands)	2009		2008		2007

Change in Interest Rates (basis points)
+200	$(152,581)	(7.3)%	$15,532	1.2%	$(169,360)	(9.5)%
+100	(45,040)	(2.2)	41,072	3.1	(70,790)	(4.0)
-100	47,601	2.3	(140,946)	(10.6)	(6,949)	(0.4)
-200	29,906	1.4	(368,277)	(27.6)	(108,252)	(6.1)

Further enhancing the MVE sensitivity analysis are:

  •
  value-at-risk metrics;
  •
  key rate analysis;
  •
  duration of equity analysis; and
  •
  exposure to basis risk and non-parallel yield curve shifts.

There are inherent limitations to these measures; however, used along with the MVE sensitivity analysis, we obtain better overall insight for managing our exposures to changes in interest rates. Based on the additional analyses, we estimate that our greatest exposure is in scenarios where medium-term interest rates decrease on a relative basis more than long-term interest rates.

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

We continued to strengthen our liquidity position in 2009, with growth in the levels of commercial and consumer deposits. Total deposits were $9.4 billion as of December 31, 2009, a $1.1 billion or 13% increase from December 31, 2008. In 2009, we made investments in debt securities issued by the U.S. Treasury and in mortgage-backed securities issued by government agencies. These investments in high grade securities with relatively short duration, allows us to maintain flexibility to redeploy funds as such opportunities arise.

In February 2009, we repaid $25.0 million in fixed rate privately placed notes. In March 2009, we repaid $119.0 million in fixed rate subordinated notes. We do not expect to replace these repayments with new long-term debt. In 2010, we expect to contribute $3.0 million to our Pension Plans and $1.4 million to our postretirement benefit plan.

Capital Management

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of December 31, 2009, the Company and the Bank were "well capitalized" under this regulatory framework. There have been no conditions or events since December 31, 2009 that management believes have changed either the Company's or the Bank's capital classifications. See Note 11 to the Consolidated Financial Statements for more information.

As of December 31, 2009, our shareholders' equity was $896.0 million, an increase of $105.3 million or 13% from December 31, 2008. The increase in shareholders' equity was primarily due to current year earnings of $144.0 million, change in unrealized gains and losses on investment securities available-for-sale of $30.6 million, and common stock issued under purchase and equity compensation plans of $9.4 million. This was partially offset by $86.2 million in cash dividends paid during the year.

In response to a slowing economy and economic uncertainty, we began in the second half of 2008 to increase capital and continued this plan throughout 2009. As of December 31, 2009, our Tier 1 capital ratio was 14.88%, our total capital ratio was 16.15%, our leverage ratio was 6.78%, and our tangible common equity to risk-weighted assets was 15.45%.

From the beginning of our share repurchase program in July 2001 through October 28, 2008, we repurchased a total of 45.6 million shares of common stock and returned $1.6 billion to our shareholders at an average cost of $35.44 per share. We have not repurchased shares of our common stock since October 2008, except for purchases from our employees in connection with income tax withholdings related to the vesting of restricted stock and shares purchased for our Rabbi Trust. As of February 16, 2010, remaining buyback authority under our share repurchase program was $85.4 million of the total $1.7 billion repurchase amount authorized by the Parent's Board of Directors.

Table 19 presents a five-year history of activities and balances in our capital accounts, along with key capital ratios.

Shareholders' Equity and Regulatory Capital	Table 19

		December 31,

	(dollars in thousands)	2009	2008	2007	2006	2005

	Change in Shareholders' Equity
	Net Income	$144,033	$192,213	$183,703	$180,359	$181,561
	Cash Dividends Paid	(86,236)	(84,855)	(82,371)	(76,747)	(70,833)
	Dividend Reinvestment Program	5,154	5,193	5,128	5,020	4,766
	Common Stock Repurchased	(1,337)	(62,015)	(99,656)	(129,727)	(247,376)
	Other [1]	43,655	(10,087)	24,031	47,163	10,400

	Increase (Decrease) in Shareholders' Equity	$105,269	$40,449	$30,835	$26,068	$(121,482)

	Regulatory Capital
	Shareholders' Equity	$895,973	$790,704	$750,255	$719,420	$693,352
Add:	Capital Securities	–	–	26,425	26,425	31,425
Less:	Cumulative Change in Fair Value of Financial Liabilities Accounted for Under the Fair Value Option	(2,565)	(683)	–	–	–
	Goodwill	31,517	34,959	34,959	34,959	34,959
	Postretirement Benefit Liability Adjustments [2]	5,644	7,079	8,647	6,958	–
	Unrealized Valuation and Other Adjustments	26,290	(4,277)	(1,388)	(27,491)	(27,295)
	Other Assets	2,596	2,107	2,759	–	–

	Tier 1 Capital	832,491	751,519	731,703	731,419	717,113
	Allowable Reserve for Credit Losses	70,909	84,163	88,716	91,585	86,617
	Qualifying Subordinated Debt	–	–	24,982	49,942	74,883
	Unrealized Gains on Investment Securities Available-for-Sale	–	–	59	17	–

	Total Regulatory Capital	$903,400	$835,682	$845,460	$872,963	$878,613

	Risk-Weighted Assets	$5,594,532	$6,688,530	$7,089,846	$7,322,255	$6,919,822

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio	14.88%	11.24%	10.32%	9.99%	10.36%
	Total Capital Ratio	16.15	12.49	11.92	11.92	12.70
	Leverage Ratio	6.78	7.30	7.02	7.06	7.14
1
Includes unrealized gains and losses on investment securities available-for-sale, foreign currency translation, minimum pension liability adjustment, common stock issuances under share-based compensation and related tax benefits.

2
Amount presented as of December 31, 2006 represents the adjustment to initially apply the provisions of an accounting standard related to an employers' accounting for defined benefit pension and other postretirement benefit plans.

Off-Balance Sheet Arrangements, Credit Commitments, and Contractual Obligations

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as Variable Interest Entities ("VIEs"). We routinely sell residential mortgage loans to investors, with servicing rights retained. Sales of residential mortgage loans are generally made on a non-recourse basis.

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations as of December 31, 2009 were as follows:

Credit Commitments and Contractual Obligations [1]	Table 20

(dollars in thousands)	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total

Credit Commitments
Unfunded Commitments to Extend Credit	$560,033	$371,049	$65,250	$1,042,724	$2,039,056
Standby Letters of Credit	80,920	3,092	–	–	84,012
Commercial Letters of Credit	23,163	–	–	–	23,163

Total Credit Commitments	664,116	374,141	65,250	1,042,724	2,146,231

Contractual Obligations
Deposits	9,085,547	269,661	32,140	22,328	9,409,676
Funds Purchased	8,888	–	–	–	8,888
Short-Term Borrowings	6,900	–	–	–	6,900
Securities Sold Under Agreements to Repurchase	941,258	2,459	50,000	625,000	1,618,717
Long-Term Debt	57,631	4,522	5,746	13,439	81,338
Banker's Acceptances Outstanding	1,386	–	–	–	1,386
Capital Lease Obligations	665	1,330	1,330	5,654	8,979
Non-Cancelable Operating Leases	14,300	25,604	18,392	147,357	205,653
Purchase Obligations	23,282	35,839	26,415	–	85,536
Pension and Postretirement Benefit Contributions	2,011	4,212	4,598	12,796	23,617

Total Contractual Obligations	10,141,868	343,627	138,621	826,574	11,450,690

Total Credit Commitments and Contractual Obligations	$10,805,984	$717,768	$203,871	$1,869,298	$13,596,921

1
Our liability for unrecognized tax benefits ("UTBs") as of December 31, 2009 was $16.4 million. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not included in this disclosure.

Commitments to extend credit, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Non-cancelable operating leases are primarily related to branch premises, equipment, and the Company's headquarters building with lease terms extending through 2052. Purchase obligations arise from agreements to purchase goods or services that are enforceable and legally binding. Our largest purchase obligation is an outsourcing agreement for technology services related to our core systems and applications. Total payments over the remaining term of this contract, through 2014, are estimated to be $56.1 million. Other contracts included in purchase obligations primarily consist of service agreements for various systems and applications supporting bank operations. Pension and postretirement benefit contributions represent the minimum expected contribution to these plans. Actual contributions may differ from these estimates.

See Note 18 to the Consolidated Financial Statements for more information on commitments.

Future Application of Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for more information regarding the expected impact of accounting pronouncements recently issued but that we have not adopted as of December 31, 2009.

Fourth Quarter Results and Other Matters

Net Income

Net income was $40.5 million for the fourth quarter of 2009, an increase of $1.2 million or 3% from the fourth quarter of 2008. Diluted earnings per share were $0.84 for the fourth quarter of 2009, an increase of $0.02 or 2% from the fourth quarter of 2008.

Net Interest Income

Net interest income, on a taxable equivalent basis, for the fourth quarter of 2009 was $103.5 million, a decrease of $2.3 million or 2% from the fourth quarter of 2008. The net interest margin was 3.57% for the fourth quarter of 2009, a decrease of 86 basis points from the fourth quarter of 2008. The decreases in both the net interest income and net interest margin were the result of lower interest rates and our strategy to deploy our funds conservatively in purchases of investment securities.

Provision for Credit Losses

Net income for the fourth quarter of 2009 included a Provision of $26.8 million compared to a Provision of $18.6 million for the fourth quarter of 2008. The Provision exceeded net loans and leases charged off by $1.0 million in the fourth quarter of 2009. Credit quality during the fourth quarter of 2009 continued to reflect a still weakened economy in Hawaii and the U.S. Mainland.

Noninterest Income

Noninterest income was $80.8 million for the fourth quarter of 2009, an increase of $26.3 million or 48% from the fourth quarter of 2008. This increase was primarily due to $25.7 million in net gains on the sale of investment securities in the fourth quarter of 2009, including a complete liquidation of our remaining private-label mortgage-backed securities. Also contributing to the increase in noninterest income was a $3.7 million increase in mortgage banking income, primarily related to the change in fair value of our mortgage servicing rights accounted for at fair value. Partially offsetting these increases was a $3.6 million decrease in insurance income, resulting from the previously mentioned asset sales of BOH Wholesale Insurance Agency, Inc. and the sale of BOHIS.

Noninterest Expense

Noninterest expense was $88.5 million for the fourth quarter of 2009, an increase of $5.8 million or 7% from the fourth quarter of 2008. This was primarily due to a $7.2 million increase in salaries and benefits expense. Fourth quarter of 2009 salaries and benefits expense included $4.1 million related to cash grants to employees for the purchase of Company stock and $2.0 million related to employee incentives. Also included in noninterest expense for the fourth quarter of 2009 was a $2.6 million increase in FDIC insurance expense and a $1.0 million increase in donations to the Bank of Hawaii Charitable Foundation.

Provision for Income Taxes

The provision for income taxes was $28.5 million for the fourth quarter of 2009, an increase of $8.7 million or 44% from the fourth quarter of 2008. The effective tax rate for the fourth quarter of 2009 was 41.30% compared with an effective tax rate of 33.46% for the fourth quarter of 2008. The increase in the provision for income taxes and the effective tax rate for the fourth quarter of 2009 was primarily due to lower low-income housing tax credits and higher amortization expense related to our investments in low-income housing projects. Also contributing to the increase in the provision for income taxes and the effective tax rate for the fourth quarter of 2009 was the book versus tax basis difference related to the sale of certain assets of BOH Wholesale Insurance Agency, Inc.

Common Stock Repurchase Program

Consistent with our strategy to build capital levels, no shares were repurchased during the fourth quarter of 2009. See Note 11 to the Consolidated Financial Statements for more information.

Selected Quarterly Consolidated Financial Data

Table 21 presents our selected quarterly financial data for 2009 and 2008.

Selected Quarterly Consolidated Financial Data	Table 21

	Three Months Ended 2009				Three Months Ended 2008
(dollars in thousands, except per share amounts)
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

Interest Income	$121,476	$128,728	$124,673	$122,917	$134,186	$132,604	$138,635	$144,676
Interest Expense	17,942	19,841	21,822	25,855	28,332	29,029	31,467	42,496

Net Interest Income	103,534	108,887	102,851	97,062	105,854	103,575	107,168	102,180

Provision for Credit Losses	26,801	27,500	28,690	24,887	18,558	20,358	7,172	14,427
Investment Securities Gains (Losses), Net	25,707	(5)	12	56	86	159	157	130
Noninterest Income	55,104	56,805	59,820	70,309	54,377	56,827	60,382	85,995
Noninterest Expense	88,520	83,987	89,584	87,933	82,690	86,790	83,862	93,432

Income Before Provision for Income Taxes	69,024	54,200	44,409	54,607	59,069	53,413	76,673	80,446
Provision for Income Taxes	28,508	17,729	13,403	18,567	19,762	6,004	28,391	23,231

Net Income	$40,516	$36,471	$31,006	$36,040	$39,307	$47,409	$48,282	$57,215

Basic Earnings Per Share	$0.85	$0.76	$0.65	$0.76	$0.83	$1.00	$1.01	$1.19
Diluted Earnings Per Share	$0.84	$0.76	$0.65	$0.75	$0.82	$0.99	$1.00	$1.18
Net Income to Average Total Assets (ROA)	1.31%	1.21%	1.06%	1.32%	1.52%	1.82%	1.85%	2.16%
Net Income to Average Shareholders' Equity (ROE)	16.91	16.44	14.49	17.86	19.56	24.17	24.82	29.88
Efficiency Ratio [1]	48.02	50.69	55.07	52.52	51.58	54.05	50.01	49.62
Net Interest Margin [2]	3.57	3.85	3.73	3.76	4.43	4.33	4.41	4.17
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bank of Hawaii Corporation

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Hawaii Corporation and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for mortgage servicing rights in accordance with Accounting Standards Codification ("ASC") Topic 860, Transfers and Servicing; changed its method of accounting for leveraged leases in accordance with ASC Topic 840, Leases; and changed its method of accounting for tax positions in accordance with ASC Topic 740, Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bank of Hawaii Corporation and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report February 22, 2010 expressed as unqualified opinion thereon.

                        /s/ Ernst & Young LLP

Honolulu, Hawaii
February 22, 2010

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2009	2008	2007

Interest Income
Interest and Fees on Loans and Leases	$326,921	$390,714	$446,381
Income on Investment Securities
Trading	594	4,695	4,903
Available-for-Sale	158,244	139,076	129,601
Held-to-Maturity	9,133	11,877	14,935
Deposits	20	457	1,549
Funds Sold	1,776	1,601	3,050
Other	1,106	1,681	1,456

Total Interest Income	497,794	550,101	601,875

Interest Expense
Deposits	54,058	82,399	137,847
Securities Sold Under Agreements to Repurchase	25,934	33,764	47,031
Funds Purchased	22	1,585	5,965
Short-Term Borrowings	–	162	356
Long-Term Debt	5,446	13,414	15,658

Total Interest Expense	85,460	131,324	206,857

Net Interest Income	412,334	418,777	395,018
Provision for Credit Losses	107,878	60,515	15,507

Net Interest Income After Provision for Credit Losses	304,456	358,262	379,511

Noninterest Income
Trust and Asset Management	46,174	57,014	62,926
Mortgage Banking	22,995	8,164	11,725
Service Charges on Deposit Accounts	54,470	50,845	46,260
Fees, Exchange, and Other Service Charges	60,122	61,995	62,216
Investment Securities Gains, Net	25,770	532	1,485
Insurance	20,015	24,575	23,177
Other	38,262	54,988	32,698

Total Noninterest Income	267,808	258,113	240,487

Noninterest Expense
Salaries and Benefits	188,568	191,958	180,865
Net Occupancy	41,053	45,129	40,073
Net Equipment	17,713	18,143	19,274
Professional Fees	12,439	11,511	11,206
FDIC Insurance	17,342	1,510	1,018
Other	72,909	78,523	82,971

Total Noninterest Expense	350,024	346,774	335,407

Income Before Provision for Income Taxes	222,240	269,601	284,591
Provision for Income Taxes	78,207	77,388	100,888

Net Income	$144,033	$192,213	$183,703

Basic Earnings Per Share	$3.02	$4.03	$3.75
Diluted Earnings Per Share	$3.00	$3.99	$3.69
Dividends Declared Per Share	$1.80	$1.77	$1.67
Basic Weighted Average Shares	47,702,500	47,674,000	49,033,208
Diluted Weighted Average Shares	48,009,277	48,200,650	49,833,546

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands)	December 31, 2009	December 31, 2008

Assets
Interest-Bearing Deposits	$8,755	$5,094
Funds Sold	291,546	405,789
Investment Securities
Trading	–	91,500
Available-for-Sale	5,330,834	2,519,239
Held-to-Maturity (Fair Value of $186,668 and $242,175)	181,018	239,635
Loans Held for Sale	16,544	21,540
Loans and Leases	5,759,785	6,530,233
Allowance for Loan and Lease Losses	(143,658)	(123,498)

Net Loans and Leases	5,616,127	6,406,735

Total Earning Assets	11,444,824	9,689,532

Cash and Noninterest-Bearing Deposits	254,766	385,599
Premises and Equipment	110,976	116,120
Customers' Acceptances	1,386	1,308
Accrued Interest Receivable	45,334	39,905
Foreclosed Real Estate	3,132	428
Mortgage Servicing Rights	25,970	21,057
Goodwill	31,517	34,959
Other Assets	496,922	474,567

Total Assets	$12,414,827	$10,763,475

Liabilities
Deposits
Noninterest-Bearing Demand	$2,252,083	$1,754,724
Interest-Bearing Demand	1,609,413	1,854,611
Savings	4,405,969	3,104,863
Time	1,142,211	1,577,900

Total Deposits	9,409,676	8,292,098

Funds Purchased	8,888	15,734
Short-Term Borrowings	6,900	4,900
Securities Sold Under Agreements to Repurchase	1,618,717	1,028,835
Long-Term Debt (includes $119,275 carried at fair value as of December 31, 2008)	90,317	203,285
Banker's Acceptances	1,386	1,308
Retirement Benefits Payable	37,435	54,776
Accrued Interest Payable	7,026	13,837
Taxes Payable and Deferred Taxes	229,140	229,699
Other Liabilities	109,369	128,299

Total Liabilities	11,518,854	9,972,771

Commitments and Contingencies (Note 18)
Shareholders' Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: December 31, 2009 – 57,028,239 / 48,018,943; and December 31, 2008 – 57,019,887 / 47,753,371)	569	568
Capital Surplus	494,318	492,515
Accumulated Other Comprehensive Income (Loss)	6,925	(28,888)
Retained Earnings	843,521	787,924
Treasury Stock, at Cost (Shares: December 31, 2009 – 9,009,296; and December 31, 2008 – 9,266,516)	(449,360)	(461,415)

Total Shareholders' Equity	895,973	790,704

Total Liabilities and Shareholders' Equity	$12,414,827	$10,763,475

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

(dollars in thousands)	Total	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Compre- hensive Income

Balance as of December 31, 2006	$719,420	$566	$475,178	$(39,084)	$630,660	$(347,900)
Cumulative-Effect Adjustment of a Change in Accounting Principle, Net of Tax:
Adoption of Accounting Standard Related to Servicing of Financial Assets	5,126	–	–	5,279	(153)	–
Adoption of Accounting Standard Related to Changes in the
Timing of Cash Flows Associated with Income Taxes Generated by a
Leveraged Lease Transaction	(27,106)	–	–	–	(27,106)	–
Adoption of Accounting Standard Related to Uncertainty in Income Taxes	(7,247)	–	–	–	(7,247)	–
Comprehensive Income:
Net Income	183,703	–	–	–	183,703	–	$183,703
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	20,824	–	–	20,824	–	–	20,824
Unamortized Gains Related to Defined Benefit Plans	7,034	–	–	7,034	–	–	7,034
Amortization of Net Losses Related to Defined Benefit Plans	856	–	–	856	–	–	856

Total Comprehensive Income							$212,417

Share-Based Compensation	5,724	–	5,724	–	–	–
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits (749,327 shares)	23,948	1	3,888	–	(8,848)	28,907
Common Stock Repurchased (1,933,964 shares)	(99,656)	–	–	–	–	(99,656)
Cash Dividends Paid	(82,371)	–	–	–	(82,371)	–

Balance as of December 31, 2007	$750,255	$567	$484,790	$(5,091)	$688,638	$(418,649)

Cumulative-Effect Adjustment of a Change in Accounting Principle, Net of Tax:
Adoption of Accounting Standard Related to the Fair Value Option	(2,736)	–	–	–	(2,736)	–
Comprehensive Income:
Net Income	192,213	–	–	–	192,213	–	$192,213
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(2,889)	–	–	(2,889)	–	–	(2,889)
Unamortized Losses Related to Defined Benefit Plans	(20,967)	–	–	(20,967)	–	–	(20,967)
Amortization of Net Losses Related to Defined Benefit Plans	59	–	–	59	–	–	59

Total Comprehensive Income							$168,416

Share-Based Compensation	5,808	–	5,808	–	–	–
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits (431,254 shares)	15,831	1	1,917	–	(5,336)	19,249
Common Stock Repurchased (1,267,528 shares)	(62,015)	–	–	–	–	(62,015)
Cash Dividends Paid	(84,855)	–	–	–	(84,855)	–

Balance as of December 31, 2008	$790,704	$568	$492,515	$(28,888)	$787,924	$(461,415)

Comprehensive Income:
Net Income	144,033	–	–	–	144,033	–	$144,033
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	30,567	–	–	30,567	–	–	30,567
Unamortized Gains Related to Defined Benefit Plans	3,750	–	–	3,750	–	–	3,750
Amortization of Net Losses Related to Defined Benefit Plans	1,496	–	–	1,496	–	–	1,496

Total Comprehensive Income							$179,846

Share-Based Compensation	3,552	–	3,552	–	–	–
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits (301,306 shares)	9,444	1	(1,749)	–	(2,200)	13,392
Common Stock Repurchased (35,734 shares)	(1,337)	–	–	–	–	(1,337)
Cash Dividends Paid	(86,236)	–	–	–	(86,236)	–

Balance as of December 31, 2009	$895,973	$569	$494,318	$6,925	$843,521	$(449,360)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2009	2008	2007

Operating Activities
Net Income	$144,033	$192,213	$183,703
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	107,878	60,515	15,507
Depreciation and Amortization	13,545	14,437	14,559
Amortization of Deferred Loan and Lease Fees	(2,405)	(2,055)	(1,797)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	17,915	1,609	2,807
Share-Based Compensation	3,552	5,808	5,724
Benefit Plan Contributions	(13,137)	(8,949)	(8,727)
Deferred Income Taxes	(41,156)	(36,860)	16,607
Net Gain on Sale of Real Property	–	–	(3,095)
Gains on Sale of Insurance Businesses	(2,264)	–	–
Net Gains on Investment Securities	(25,770)	(532)	(1,485)
Net Change in Trading Securities	91,500	(24,214)	96,893
Proceeds from Sales of Loans Held for Sale	1,075,851	449,073	335,365
Originations of Loans Held for Sale	(1,030,909)	(458,271)	(335,764)
Tax Benefits from Share-Based Compensation	(278)	(1,825)	(3,524)
Net Change in Other Assets and Other Liabilities	(38,313)	(6,025)	(82,890)

Net Cash Provided by Operating Activities	300,042	184,924	233,883

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	1,763,050	688,329	712,793
Proceeds from Sales	1,042,766	235,843	81,904
Purchases	(5,561,425)	(885,418)	(884,120)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	58,245	52,550	78,161
Proceeds from Sale of Insurance Businesses	6,769	–	–
Net Change in Loans and Leases	677,626	24,668	(14,122)
Premises and Equipment, Net	(8,401)	(13,380)	(5,812)

Net Cash Provided by (Used In) Investing Activities	(2,021,370)	102,592	(31,196)

Financing Activities
Net Change in Deposits	1,117,578	349,726	(81,022)
Net Change in Short-Term Borrowings	585,036	(65,698)	(3,855)
Repayments of Long-Term Debt	(145,070)	(32,425)	(25,000)
Tax Benefits from Share-Based Compensation	278	1,825	3,524
Proceeds from Issuance of Common Stock	9,664	14,136	20,633
Repurchase of Common Stock	(1,337)	(62,015)	(99,656)
Cash Dividends Paid	(86,236)	(84,855)	(82,371)

Net Cash Provided by (Used In) Financing Activities	1,479,913	120,694	(267,747)

Net Change in Cash and Cash Equivalents	(241,415)	408,210	(65,060)
Cash and Cash Equivalents at Beginning of Period	796,482	388,272	453,332

Cash and Cash Equivalents at End of Period	$555,067	$796,482	$388,272

Supplemental Information
Cash Paid for:
Interest	$92,272	$137,963	$209,099
Income Taxes	91,203	94,833	96,623
Non-Cash Investing and Financing Activities:
Transfers from Investment Securities Available-for-Sale to Trading	–	–	164,180
Transfers from Loans and Leases to Foreclosed Real Estate	3,061	357	484
Transfers from Loans and Leases to Loans Held for Sale	39,946	–	–
Replacement of a Leveraged Lease with a Direct Financing Lease	32,437	–	–

The accompanying notes are an integral part of the Consolidated Financial Statements.

Note 1.        Summary of Significant Accounting Policies

Basis of Presentation

Bank of Hawaii Corporation (the "Parent") is a bank holding company headquartered in Honolulu, Hawaii. Bank of Hawaii Corporation and its Subsidiaries (the "Company") provides a broad range of financial products and services to customers in Hawaii and the Pacific Islands (Guam, nearby islands, and American Samoa). The majority of the Company's operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities, brokerage services, and trade financing.

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

The Company has investments in low-income housing projects and sponsors the Bank of Hawaii Charitable Foundation. These entities are not consolidated in the Company's financial statements. The Company also has investments in leveraged leases, as discussed in Note 4 to the Consolidated Financial Statements.

The Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC")

In June 2009, the FASB issued an accounting standard which established the Codification to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the "SEC") and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended September 30, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, "Generally Accepted Accounting Principles," had no impact on retained earnings and should have no impact on the Company's statements of income and condition.

Investment Securities

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. Trading securities, which were comprised primarily of mortgage-backed securities, were carried at fair value, with realized and unrealized gains and losses recorded in noninterest income. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the

Company's interest rate risk profile or funding needs, and are reported at estimated fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

Other-Than-Temporary-Impairments of Investment Securities

The Company conducts an other-than-temporary-impairment ("OTTI") analysis of investment securities on a quarterly basis or more often if a potential loss-triggering event occurs.

In April 2009, the FASB issued an accounting standard which amended OTTI guidance in GAAP for debt securities by requiring a write-down when estimated fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more-likely-than-not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more-likely-than-not that the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security's amortized cost basis and its estimated fair value. If an entity does not intend to sell the security or it is not more-likely-than-not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. This accounting standard did not amend recognition and measurement guidance related to OTTI write-downs of equity securities. The Company adopted this accounting standard on April 1, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 320, "Investments – Debt and Equity Securities," had no impact on retained earnings and did not impact the Company's statements of income and condition. See Note 3 to the Consolidated Financial Statements for the disclosures required under this accounting standard.

Loans Held for Sale

Residential mortgage loans originated with the intent to be sold in the secondary market are valued on an aggregate basis at the lower of cost or fair value. Fair value is primarily determined based on quoted prices for similar loans in active markets. Gains and losses on sales of residential mortgage loans (sales proceeds minus carrying value) are recorded in the mortgage banking component of noninterest income. Non-refundable fees and direct loan origination costs related to residential mortgage loans held for sale are deferred and recognized as a component of the gain or loss on sale.

Commercial loans that management has an active plan to sell are valued on an individual basis at the lower of cost or fair value. Fair value is primarily determined based on quoted prices for similar loans in active markets or agreed upon sales prices. Any reduction in the loan's value, prior to being transferred to loans held for sale, is reflected as a charge-off of the recorded investment in the loan resulting in a new cost basis, with a corresponding reduction in the Allowance for Loan and Lease Losses. Further decreases in the loan's value are recognized in noninterest expense and increases in fair value are not recognized until the loans are sold.

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

Direct financing leases are carried at the aggregate of lease payments receivable plus the estimated residual value of leased property, less unearned income. Leveraged leases, which are a form of direct financing leases, are carried net of non-recourse debt. Unearned income on direct financing and leveraged leases is amortized over the lease term by methods that approximate the interest method. Residual values on leased assets are periodically reviewed for other-than-temporary-impairment.

Leveraged Leases

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

In July 2006, the FASB issued an accounting standard which stated that a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction requires a recalculation of the total and periodic income related to the leveraged lease transaction. This accounting standard also provided that subsequent changes in the timing of projected cash flows that resulted in a change in the net investment of a leveraged lease is to be recorded as a gain or loss in the Company's results of operations in the period in which the assumption is changed. The Company adopted this accounting standard on January 1, 2007. The adoption of this accounting standard, which was subsequently codified into ASC Topic 840, "Leases," resulted in an after-tax cumulative-effect adjustment to reduce retained earnings by $27.1 million. This adjustment represented a $42.7 million reduction in the carrying value of lease financing balances and a $15.6 million reduction in deferred income tax liabilities.

In June 2007, the Company reached an agreement with the IRS as to the terms of settlement of the issues related to the Company's LILO transaction. In October 2008, the Company accepted a general settlement initiative from the IRS related to the Company's five SILO transactions. See Note 16 to the Consolidated Financial Statements for further discussion on the settlement of the Company's LILO and SILO transactions.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will not collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. A quarterly evaluation of specific individual commercial borrowers is performed to identify impaired loans. The identification of specific borrowers for review is based on a review of non-accrual loans as well as those loans specifically identified by management as exhibiting above average levels of risk. Impaired loans also include loans that have been modified in a troubled debt restructuring. When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premiums or discounts), an impairment is recognized by creating or adjusting an existing allocation of the Allowance for Loan and Lease Losses, or by recording a partial charge-off of the loan to its estimated fair value. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

Loans Modified in a Troubled Debt Restructuring

Loans are considered to have been modified in a troubled debt restructuring ("TDR") when due to a borrower's financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status.

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

The level of the Allowance is based on analyses of individual borrowers and historical loss experience supplemented as necessary by credit judgment to address observed changes in trends and conditions, and other relevant environmental and economic factors that may affect the collectability of loans and leases.

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

Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives range from five to 20 years for premises and from three to seven years for equipment. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term. Capitalized leased assets are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Repairs and maintenance are charged to expense as incurred, while improvements which extend the estimated useful life of the asset are capitalized and depreciated over the estimated remaining life of the asset.

Premises and equipment are periodically evaluated for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of premises and equipment are less than its carrying amount. In that event, the Company records a loss for the difference between the carrying amount and the estimated fair value of the asset based on quoted market prices, if applicable, or a discounted cash flow analysis. There was no impairment of the Company's premises and equipment for the years ended December 31, 2009, 2008, and 2007.

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

In March 2006, the FASB issued an accounting standard that required all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. The Company adopted this accounting standard on January 1, 2007. The adoption of this accounting standard, which was subsequently codified into ASC Topic 860, "Transfers and Servicing," resulted in a $8.0 million increase in the estimated fair value of the Company's mortgage servicing rights and a corresponding $5.1 million increase in retained earnings, net of tax. Also, as permitted by this accounting standard, the Company reclassified investment securities with a carrying value of $164.2 million (the "Designated Securities") from the available-for-sale portfolio to the trading portfolio. Concurrently, the Company reclassified unrealized losses of $5.3 million, net of tax, previously recorded as a component of accumulated other comprehensive loss, to retained earnings. The Designated Securities were recorded at fair value on the Company's statement of condition, with realized and unrealized gains and losses recorded as a component of mortgage banking income. The change in fair value of the Designated Securities was intended to offset changes in valuation assumptions used in estimating the fair value of the Company's mortgage servicing rights. The net after-tax cumulative-effect adjustment to adopt the provisions of this accounting standard was to reduce retained earnings by $0.2 million. The Company also adopted the fair value measurement provisions of this accounting standard for subsequent re-measurements of the Company's class of mortgage servicing rights recognized from January 1, 2007 through June 30, 2008.

The Company established a new class of mortgage servicing rights, to be accounted for under the amortization method, beginning with servicing rights recognized on or after July 1, 2008. This class of mortgage servicing rights is also initially recorded at its estimated fair value, however, is amortized in proportion to and over the period of estimated net servicing income. An impairment analysis is prepared on a quarterly basis by estimating the fair value of the mortgage servicing rights and comparing that value to the carrying amount. Impairment charges related to mortgage servicing rights accounted for under the amortization method are recognized through a charge to mortgage banking income, a component of noninterest income. There were no impairment charges for the year ended December 31, 2009. Impairment charges for the year ended December 31, 2008 were $0.3 million.

Written Loan Commitments

In November 2007, the SEC issued accounting guidance which required entities to include the estimated fair value associated with the expected net future cash flows related to the servicing of the loan in the measurement of interest rate lock commitments that are accounted for at fair value through earnings. The expected net future cash flows from servicing the loan that are to be included in measuring the fair value of the interest rate lock commitment is to be determined in the same manner that the fair value of a recognized servicing asset is measured. However, a separate and distinct servicing asset is not recognized for accounting purposes until the servicing rights have been contractually separated from the underlying loan by sale or securitization of the loan with servicing rights retained. The Company adopted this accounting guidance on January 1, 2008. The adoption of this accounting guidance, which was subsequently codified into ASC Topic 815, "Derivatives and Hedging," resulted in accelerating the recognition of the estimated fair value of the Company's mortgage servicing rights related to the loan, from the loan sale date to the loan commitment date, increasing mortgage banking income by $2.0 million for the year ended December 31, 2008. See Note 17 to the Consolidated Financial Statements for more information on written loan commitments.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination. Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment. Goodwill is assigned to the Company's reporting units that are expected to benefit from the business combination. Goodwill is assessed annually for impairment, and more frequently if events or changes in circumstances indicate that there may be an impairment. Adverse changes in the economic environment, declining operations, unanticipated competition, loss of key personnel, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other noninterest expense to reduce the carrying amount to the implied fair value of goodwill. A goodwill impairment analysis includes two steps. Step One, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount including goodwill, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit, including goodwill, exceeds its estimated fair value, the second step of the goodwill impairment analysis is performed to measure the amount of impairment loss, if any. Step Two of the goodwill impairment analysis compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit's goodwill, an impairment loss is recognized in an amount equal to that excess. Subsequent reversals of goodwill impairment are prohibited. For purposes of testing goodwill for impairment, the Company uses an income approach in estimating the fair value of its reporting units. The income approach consists of discounting projected future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The projected future cash flows are discounted using a risk-free rate of return. During the fourth quarter of 2009, the Company wrote-off $3.4 million of goodwill as a result of the sale of certain assets of the Company's wholesale insurance business, BOH Wholesale Insurance Agency, Inc., formerly known as Triad Insurance Agency, Inc. During the fourth quarter of 2009, the Company also performed the annual goodwill impairment evaluation for the entire organization. This evaluation indicated no impairment of the Company's remaining goodwill.

Non-Marketable Equity Securities

The Company is required to hold non-marketable equity securities, comprised of Federal Home Loan Bank of Seattle ("FHLB") and Federal Reserve Bank ("FRB") stock, as a condition of membership. These securities are accounted for at cost which equals par or redemption value. Ownership is restricted and there is no market for these securities. These securities are redeemable at par by the issuing government supported institutions. These securities, recorded as a component of other assets, are periodically evaluated for impairment, considering the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The primary factor supporting the carrying value is the commitment of the issuer to perform its obligations, which includes providing credit and other services to the Bank.

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

Periodic pension benefit costs include interest costs based on an assumed discount rate, the expected return on plan assets based on actuarially derived market-related values, and recognized net actuarial gains or losses. Periodic postretirement benefit costs include service costs, interest costs based on an assumed discount rate, amortization of prior service credits, and recognized net actuarial gains or losses.

The Company recognizes in its statement of condition an asset for a plan's overfunded status or a liability for a plan's underfunded status. The Company also measures the Plans' assets and obligations that determine its funded status as of the end of the fiscal year and recognizes those changes in the year in which the changes occur as a component of other comprehensive income, net of taxes.

In December 2008, the FASB issued an accounting standard that requires additional disclosures about assets held in an employer's pension or other postretirement benefit plans. The objectives of the new disclosures are to provide an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and significant concentrations of risk within plan assets. The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the year ended December 31, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 715, "Compensation – Retirement Benefits," had no impact on retained earnings and will have no impact on the Company's statements of income and condition. See Note 14 to the Consolidated Financial Statements for the disclosures required by this accounting standard.

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

Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement carrying amounts and the corresponding tax basis of assets and liabilities. Deferred income taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the tax rate change is enacted. A deferred tax valuation allowance is established if it is more-likely-than-not that a deferred tax asset will not be realized.

The Company's tax sharing policy provides for the settlement of income taxes between each relevant subsidiary as if the subsidiary had filed a separate return. Payments are made to the Parent by subsidiaries with tax liabilities, and subsidiaries that generate tax benefits receive payments for those benefits as used.

The Company maintains reserves for certain tax positions that arise in the normal course of business. As of December 31, 2009, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate.

In June 2006, the FASB issued an interpretation on accounting for income taxes, which established a recognition threshold and measurement attributes for income tax positions recognized in the Company's financial statements. In evaluating a tax position for recognition, the interpretation required that the Company judgmentally evaluate whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company's financial statements as the largest amount of tax benefit that, in management's judgment, is greater than 50% likely of being realized upon ultimate settlement. The Company adopted this accounting interpretation on January 1, 2007. The adoption of this accounting interpretation, which was subsequently codified into ASC Topic 740, "Income Taxes," resulted in an after-tax cumulative-effect adjustment to reduce retained earnings by $7.2 million. See Note 16 to the Consolidated Financial Statements for further discussion on the Company's tax positions as of December 31, 2009 and 2008.

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

Derivative Financial Instruments

Management has received authorization from the Bank's Board of Directors to use derivative financial instruments as an end-user in connection with its risk management activities and to accommodate the needs of its customers. The Company has elected not to qualify for hedge accounting methods addressed under current provisions of GAAP. All risk management derivative instruments are stated at fair value on the Consolidated Statements of Condition with changes in fair value reported in current period earnings.

In March 2008, the FASB issued an accounting standard related to disclosure requirements for derivative financial instruments and hedging activities. Expanded qualitative disclosures required by this accounting standard included: (1) how and why an entity uses derivative financial instruments; (2) how derivative financial instruments and related hedged items are accounted for under GAAP; and (3) how derivative financial instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This accounting standard also required several added quantitative disclosures in financial statements. The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended March 31, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 815, "Derivatives and Hedging," only affected the disclosure requirements for derivative financial instruments and hedged items and as a result had no impact on the Company's statements of income and condition. See Note 17 to the Consolidated Financial Statements for the disclosures required by this accounting standard.

Share-Based Compensation

The Company may grant share-based compensation to employees and non-employee directors in the form of restricted stock and stock options. Share-based compensation expense is measured based on the fair value of the award at the grant date and is recognized in the statement of income on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock is determined based on the closing price of the Parent's common stock on the date of grant. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. The amortization of share-based compensation reflects estimated forfeitures, adjusted for actual forfeiture experience. Share-based compensation is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders' equity. As share-based compensation expense is recognized, a deferred tax asset is established that represents an estimate of future income tax deductions from the release of restrictions or the exercise of options. See Note 15 to the Consolidated Financial Statements for more information on the Company's share-based compensation.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $5.0 million for the year ended December 31, 2009 and $6.0 million for the years ended December 31, 2008 and 2007.

International Operations

The Bank has operations that are conducted in certain Pacific Islands that are denominated in U.S. dollars. These operations are classified as domestic.

Fair Value Measurements

In September 2006, the FASB issued an accounting standard related to fair value measurements. This accounting standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The Company adopted this accounting standard related to fair value measurements for the Company's financial assets and financial liabilities on January 1, 2008. The Company deferred adoption of this accounting standard related to fair value measurements for the Company's nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 820, "Fair Value Measurements and Disclosures," in its entirety had no impact on retained earnings and is not expected to have a material impact on the Company's statements of income and condition.

This accounting standard also established the fair value hierarchy which prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

An asset or liability's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Management reviews and updates the fair value hierarchy classifications of the Company's financial assets and liabilities on a quarterly basis. See Note 19 to the Consolidated Financial Statements for the disclosures required by this accounting standard.

In April 2009, the FASB issued an accounting standard that addressed estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and in identifying transactions that are not orderly. In such instances, this accounting standard provides that management must determine whether recent quoted prices are associated with distressed transactions. If management concludes that quoted prices are associated with distressed sales, an adjustment to the quoted prices may be necessary or management may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate to estimate an asset or liability's fair value. The Company adopted this accounting standard on April 1, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 820, "Fair Value Measurements and Disclosures," did not result in significant changes to the Company's valuation techniques and is not expected to have a material impact on the Company's statements of income and condition.

Fair Value Option

In February 2007, the FASB issued an accounting standard that provided entities with an option to report selected financial assets and financial liabilities, on an instrument by instrument basis, at fair value. The Company adopted this accounting standard on January 1, 2008. The Company elected the fair value option for its subordinated notes, which are included in long-term debt on the Company's Consolidated Statements of Condition. The adoption of this accounting standard, which was subsequently codified into ASC Topic 825, "Financial Instruments," resulted in a $4.2 million increase in the carrying value of the subordinated notes to fair value and a $2.7 million after-tax cumulative-effect adjustment to reduce retained earnings. Since electing the fair value option, accounting for the Company's subordinated notes at fair value has increased other noninterest income by $0.3 million and $3.6 million for the years ended December 31, 2009 and 2008, respectively. The Company repaid its subordinated notes in March 2009.

Future Application of Accounting Pronouncements

In June 2009, the FASB issued an accounting standard which amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP. This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This accounting standard is effective for financial asset transfers occurring after December 31, 2009. The adoption of this accounting standard on January 1, 2010 did not impact the Company's statements of income and condition.

In June 2009, the FASB issued an accounting standard which will require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE") for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The adoption of this accounting standard on January 1, 2010 did not impact the Company's statements of income and condition.

In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, "Improving Disclosures About Fair Value Measurements," which adds disclosure requirements about transfers into and out of Levels 1, 2, and 3, clarifies existing fair value disclosure requirements about the appropriate level of disaggregation, and clarifies that a description of the valuation technique (e.g., market approach, income approach, or cost approach) and inputs used to measure fair value is required for recurring, nonrecurring, and Level 2 and 3 fair value measurements. These provisions of the ASU are effective for the Company's reporting period ending March 31, 2010. The ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently required. This provision of the ASU is effective for the Company's reporting period ending March 31, 2011. As this ASU amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company's statements of income and condition.

Subsequent Events

Management has evaluated subsequent events through February 22, 2010, which is the date we issued our financial statements for the year ended December 31, 2009. There were no material subsequent events that would require recognition or disclosure in our financial statements for the year ended December 31, 2009.

Note 2.        Restrictions on Cash and Noninterest-Bearing Deposits

The FRB requires bank subsidiaries to maintain minimum average reserve balances based on the amount of deposits held. The Bank's average required reserve balance was $61.5 million and $51.9 million as of December 31, 2009 and 2008, respectively.

Note 3.        Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investment securities as of December 31, 2009, 2008, and 2007 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2009
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$711,223	$11,248	$(1,679)	$720,792
Debt Securities Issued by States and Political Subdivisions	52,742	1,391	(17)	54,116
Debt Securities Issued by U.S. Government-Sponsored Enterprises	751	41	–	792
Mortgage-Backed Securities Issued by
Government Agencies	4,015,816	26,900	(20,029)	4,022,687
U.S. Government-Sponsored Enterprises	509,225	23,276	(54)	532,447

Total Mortgage-Backed Securities	4,525,041	50,176	(20,083)	4,555,134

Total	$5,289,757	$62,856	$(21,779)	$5,330,834

Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$59,542	$1,879	$–	$61,421
U.S. Government-Sponsored Enterprises	121,476	3,771	–	125,247

Total	$181,018	$5,650	$–	$186,668

December 31, 2008
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$3,562	$50	$(51)	$3,561
Debt Securities Issued by States and Political Subdivisions	47,033	1,028	(61)	48,000
Debt Securities Issued by U.S. Government-Sponsored Enterprises	232,269	973	(215)	233,027
Mortgage-Backed Securities Issued by
Government Agencies	421,030	8,952	(852)	429,130
U.S. Government-Sponsored Enterprises	1,520,539	28,972	(335)	1,549,176
Private-Label Mortgage-Backed Securities	301,453	59	(45,199)	256,313

Total Mortgage-Backed Securities	2,243,022	37,983	(46,386)	2,234,619

Other Debt Securities	34	–	(2)	32

Total	$2,525,920	$40,034	$(46,715)	$2,519,239

Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$71,907	$1,463	$–	$73,370
U.S. Government-Sponsored Enterprises	167,728	1,735	(658)	168,805

Total	$239,635	$3,198	$(658)	$242,175

December 31, 2007
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$7,226	$30	$(48)	$7,208
Debt Securities Issued by States and Political Subdivisions	47,620	331	(41)	47,910
Debt Securities Issued by U.S. Government-Sponsored Enterprises	290,292	1,289	–	291,581
Mortgage-Backed Securities Issued by
Government Agencies	219,517	4,159	(909)	222,767
U.S. Government-Sponsored Enterprises	1,459,311	8,255	(5,862)	1,461,704
Private-Label Mortgage-Backed Securities	312,973	–	(8,533)	304,440

Total Mortgage-Backed Securities	1,991,801	12,414	(15,304)	1,988,911

Other Debt Securities	228,421	172	(1,013)	227,580

Total	$2,565,360	$14,236	$(16,406)	$2,563,190

Held-to-Maturity:
Debt Securities Issued by States and Political Subdivisions	$6	$–	$–	$6
Mortgage-Backed Securities Issued by
Government Agencies	88,831	52	(2,015)	86,868
U.S. Government-Sponsored Enterprises	203,740	670	(3,640)	200,770

Total Mortgage-Backed Securities	292,571	722	(5,655)	287,638

Total	$292,577	$722	$(5,655)	$287,644

Investment securities pledged where the secured parties have the right to sell or repledge the investment securities had a carrying value of $2.7 billion and $2.0 billion as of December 31, 2009 and 2008, respectively. These investment securities were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents an analysis of the contractual maturities of the Company's investment securities as of December 31, 2009. Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-Sale:
Due in One Year or Less	$12,106	$94	$–	$12,200
Due After One Year Through Five Years	336,285	414	(1,640)	335,059
Due After Five Years Through Ten Years	101,808	1,449	(15)	103,242
Due After Ten Years	314,517	10,723	(41)	325,199

	764,716	12,680	(1,696)	775,700
Mortgage-Backed Securities Issued by
Government Agencies	4,015,816	26,900	(20,029)	4,022,687
U.S. Government-Sponsored Enterprises	509,225	23,276	(54)	532,447

Total Mortgage-Backed Securities	4,525,041	50,176	(20,083)	4,555,134

Total	$5,289,757	$62,856	$(21,779)	$5,330,834

Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$59,542	$1,879	$–	$61,421
U.S. Government-Sponsored Enterprises	121,476	3,771	–	125,247

Total	$181,018	$5,650	$–	$186,668

Gross gains and losses from the sales of investment securities for the years ended December 31, 2009, 2008, and 2007 were as follows:

(dollars in thousands)	2009	2008	2007

Gross Gains on Sales of Investment Securities	$37,541	$549	$1,485
Gross Losses on Sales of Investment Securities	(11,771)	(17)	–

Net Gains on Sales of Investment Securities	$25,770	$532	$1,485

The Company's temporarily impaired investment securities as of December 31, 2009 and 2008 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

December 31, 2009
Debt Securities Issued by the U.S. Treasury and Government Agencies	$347,324	$(1,656)	$1,703	$(23)	$349,027	$(1,679)
Debt Securities Issued by
States and Political Subdivisions	878	(5)	322	(12)	1,200	(17)
Mortgage-Backed Securities Issued by
Government Agencies	2,171,588	(20,029)	–	–	2,171,588	(20,029)
U.S. Government-Sponsored Enterprises	8,982	(54)	–	–	8,982	(54)

Total Mortgage-Backed Securities	2,180,570	(20,083)	–	–	2,180,570	(20,083)

Total Temporarily Impaired Investment Securities	$2,528,772	$(21,744)	$2,025	$(35)	$2,530,797	$(21,779)

December 31, 2008
Debt Securities Issued by the U.S. Treasury and Government Agencies	$612	$(13)	$1,591	$(38)	$2,203	$(51)
Debt Securities Issued by
States and Political Subdivisions	745	(11)	284	(50)	1,029	(61)
Debt Securities Issued by
U.S. Government-Sponsored Enterprises	18,763	(215)	–	–	18,763	(215)
Mortgage-Backed Securities Issued by
Government Agencies	73,638	(852)	–	–	73,638	(852)
U.S. Government-Sponsored Enterprises	148,830	(536)	59,385	(457)	208,215	(993)
Private-Label Mortgage-Backed Securities	123,549	(16,641)	121,482	(28,558)	245,031	(45,199)

Total Mortgage-Backed Securities	346,017	(18,029)	180,867	(29,015)	526,884	(47,044)

Other Debt Securities	–	–	32	(2)	32	(2)

Total Temporarily Impaired Investment Securities	$366,137	$(18,268)	$182,774	$(29,105)	$548,911	$(47,373)

The Company does not believe that the investment securities that were in an unrealized loss position as of December 31, 2009, which was comprised of 134 securities, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the security before recovery of their amortized cost bases, which may be maturity.

As of December 31, 2009, the gross unrealized losses reported for mortgage-backed securities relate to investment securities issued by government agencies, such as the Government National Mortgage Association, and U.S. government-sponsored enterprises, such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. As of December 31, 2009, there were no private-label securities in our mortgage-backed securities portfolio.

Substantially all of the Company's interest income on investment securities for the years ended December 31, 2009, 2008, and 2007, was comprised of taxable interest income. Income tax expense related to the Company's net realized gains on the sales of investment securities was $10.1 million, $0.2 million, and $0.6 million for the years ended December 31, 2009, 2008, and 2007, respectively. Net unrealized gains on the Company's available-for-sale investment securities, net of tax, was $26.3 million as of December 31, 2009 and was recorded as a component of accumulated other comprehensive income. Net unrealized losses on the Company's available-for-sale investment securities, net of tax, was $4.3 million and $1.4 million as of December 31, 2008 and 2007, respectively, and was recorded as a component of accumulated other comprehensive loss.

Note 4.        Loans and Leases and the Reserve for Credit Losses

Loans and Leases

The Company's loan and lease portfolio was comprised of the following as of December 31:

(dollars in thousands)	2009	2008	2007	2006	2005

Commercial
Commercial and Industrial	$795,167	$1,053,781	$1,054,355	$1,093,392	$918,842
Commercial Mortgage	841,431	740,779	634,483	611,334	558,346
Construction	108,395	153,952	208,670	249,263	153,682
Lease Financing	412,933	468,140	481,882	508,997	470,155

Total Commercial	2,157,926	2,416,652	2,379,390	2,462,986	2,101,025

Consumer
Residential Mortgage	2,190,677	2,461,824	2,486,284	2,487,123	2,418,768
Home Equity	921,571	1,033,221	994,972	950,860	886,830
Automobile	283,937	369,789	443,011	429,149	433,027
Other [1]	205,674	248,747	277,204	293,049	328,886

Total Consumer	3,601,859	4,113,581	4,201,471	4,160,181	4,067,511

Total Loans and Leases	$5,759,785	$6,530,233	$6,580,861	$6,623,167	$6,168,536

1
Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were reported net of unearned income of $145.9 million and $179.6 million as of December 31, 2009 and 2008, respectively.

Commercial and residential mortgage loans of $466.4 million and $504.6 million were pledged to secure an undrawn FRB line of credit as of December 31, 2009 and 2008, respectively. Residential mortgage loans of $60.3 million and $60.2 million were pledged to secure FHLB advances as of December 31, 2009 and 2008, respectively.

Net gains related to the sales of residential mortgage loans, recorded as a component of mortgage banking income, were $2.4 million, $1.0 million, and $0.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Net gains on the sales of commercial loans were not material for the year ended December 31, 2009. There were no sales of commercial loans for the years ended December 31, 2008 and 2007.

Leveraged Leases

The Company's net investment in leveraged leases was comprised of the following as of December 31, 2009 and 2008:

(dollars in thousands)	2009	2008

Rental Receivable (Net of Principal and Interest on Non-Recourse Debt)	$67,163	$273,059
Estimated Residual Value of Leased Assets	273,685	191,989
Less: Unearned and Deferred Income	(95,689)	(142,543)

Investment in Leveraged Leases	245,159	322,505
Less: Deferred Income Taxes Arising from Leveraged Leases	(124,314)	(164,277)

Net Investment in Leveraged Leases	$120,845	$158,228

The Company is the lessor in various leveraged lease agreements under which airplanes, rail cars, and watercraft, are leased with estimated remaining economic lives ranging from six to 27 years. These leveraged lease agreements have remaining terms up to 19 years. The Company's equity investment typically represents between 20% and 30% of the purchase price, with the remaining percentage being provided by third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the asset. The residual value of the leased asset is estimated at the beginning of the leveraged lease agreement, based on appraisals and other methods, and is reviewed at least annually for impairment. At the end of the lease term, the asset is returned to the Company. Generally, for federal income tax purposes, the Company receives the benefit of income tax deductions for depreciation on the entire leased asset and for interest on the long-term debt. During the early years of a leveraged lease, income tax deductions exceed lease rental income, resulting in reduced income taxes payable. In the later years of a leveraged lease, lease rental income will exceed income tax deductions, resulting in increased income taxes payable. Deferred income taxes are provided for this timing difference. The Company's investment in leveraged leases was $245.2 million and $322.5 million as of December 31, 2009 and 2008, respectively, and is reflected as a component of commercial lease financing.

In May 2009, the Company replaced an existing leveraged lease with a direct financing lease with a sub-lessee to the leveraged lease transaction. In recording this transaction, the Company removed $17.9 million in the investment balance from the balance sheet and recorded a $4.4 million charge-off to the Allowance. The Company also recorded a $1.6 million benefit for income taxes which resulted from the over accrual of income taxes from the inception of the lease through the termination of the leveraged lease transaction. The Company recorded a direct financing lease of $45.9 million and also recognized $32.4 million in non-recourse debt on the Consolidated Statements of Condition, which was previously not recognized as an obligation of the Company under leveraged lease accounting treatment.

During the year ended December 31, 2009, the Company also sold its equity interest in three leveraged leases with an investment balance of $48.4 million. Pre-tax gains from these three sales were $13.8 million. In December 2009, the Company also recorded a charge-off of two leveraged leases related to the bankruptcy filing of a lessee with an investment balance of $9.4 million.

Related Party Loans

Certain directors and executive officers of the Company, companies in which they are principal owners, and trusts in which they are involved, have loans with the Bank. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements. As of December 31, 2009 and 2008, related party loan balances were $14.1 million and $16.2 million, respectively.

Reserve for Credit Losses

Activity in the Company's reserve for credit losses was as follows for the years ended December 31:

(dollars in thousands)	2009	2008	2007	2006	2005

Balance at Beginning of Period	$128,667	$96,167	$96,167	$96,167	$113,596
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(26,641)	(8,059)	(3,266)	(2,373)	(2,507)
Commercial Mortgage	(2,092)	–	–	–	–
Construction	(10,360)	(1,932)	–	–	–
Lease Financing	(14,022)	(304)	(145)	–	(10,049)
Consumer
Residential Mortgage	(7,768)	(723)	(169)	(132)	(646)
Home Equity	(12,722)	(2,530)	(1,097)	(633)	(959)
Automobile	(9,903)	(11,236)	(10,340)	(8,268)	(6,767)
Other [1]	(13,233)	(10,564)	(9,893)	(9,251)	(12,605)

Total Loans and Leases Charged-Off	(96,741)	(35,348)	(24,910)	(20,657)	(33,533)

Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	1,211	1,634	1,203	3,509	1,751
Commercial Mortgage	45	–	156	509	3,246
Construction	476	–	–	–	–
Lease Financing	131	10	2,092	3	189
Consumer
Residential Mortgage	1,059	175	221	464	641
Home Equity	364	108	359	309	411
Automobile	3,153	2,817	2,582	2,088	1,900
Other [1]	2,584	2,589	2,790	3,017	3,378

Total Recoveries on Loans and Leases Previously Charged-Off	9,023	7,333	9,403	9,899	11,516

Net Loans and Leases Charged-Off	(87,718)	(28,015)	(15,507)	(10,758)	(22,017)
Provision for Credit Losses	107,878	60,515	15,507	10,758	4,588
Provision for Unfunded Commitments	250	–	–	–	–

Balance at End of Period [2]	$149,077	$128,667	$96,167	$96,167	$96,167

Components
Allowance for Loan and Lease Losses	$143,658	$123,498	$90,998	$90,998	$91,090
Reserve for Unfunded Commitments	5,419	5,169	5,169	5,169	5,077

Total Reserve for Credit Losses	$149,077	$128,667	$96,167	$96,167	$96,167

Average Loans and Leases Outstanding	$6,144,976	$6,542,178	$6,561,584	$6,369,200	$6,104,356

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	1.43%	0.43%	0.24%	0.17%	0.36%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	2.49%	1.89%	1.38%	1.37%	1.48%
1
Comprised of other revolving credit, installment, and lease financing.

2
Included in this analysis is activity related to the Company's reserve for unfunded commitments, which is separately recorded in other liabilities in the Consolidated Statements of Condition.

Non-accrual loans and leases as of December 31, 2009 and 2008 were $42.2 million and $14.5 million, respectively. Loans and leases past due 90 days or more and still accruing interest as of December 31, 2009 and 2008 were $13.7 million and $14.2 million, respectively.

Impaired Loans

The Company's impaired loans as of December 31, 2009, 2008, and 2007 were as follows:

(dollars in thousands)	2009	2008	2007

Recorded Investment in Impaired Loans Not Requiring an Allowance for Loan Losses	$10,317	$8,197	$–
Recorded Investment in Impaired Loans Requiring an Allowance for Loan Losses	14,376	125	87

Recorded Investment in Impaired Loans	$24,693	$8,322	$87

Allowance for Loan Losses on Impaired Loans	$2,336	$13	$30
Average Recorded Investment in Impaired Loans	$25,885	$1,728	$150

Interest income recognized during the time loans were considered impaired by management was not material for the years ended December 31, 2009, 2008, and 2007.

Note 5.        Mortgage Servicing Rights

The Company's portfolio of residential mortgage loans serviced for third parties was $3.1 billion, $2.7 billion, and $2.5 billion as of December 31, 2009, 2008, and 2007, respectively. All of the Company's residential mortgage loans sold to third parties is sold on a non-recourse basis. The Company's mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of the borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $6.9 million, $6.3 million, and $6.1 million for the years ended December 31, 2009, 2008, and 2007, respectively. Servicing income is recorded as a component of mortgage banking income in the Company's Consolidated Statements of Income. The Company's residential mortgage loan servicing portfolio is comprised primarily of fixed rate loans concentrated in Hawaii.

For the years ended December 31, 2009, 2008, and 2007, the change in the fair value of the Company's mortgage servicing rights accounted for under the fair value measurement method was as follows:

(dollars in thousands)	2009	2008	2007

Balance at Beginning of Year	$19,553	$27,588	$27,444
Servicing Rights that Resulted From Asset Transfers	–	3,717	4,153
Changes in Fair Value:
Due to Change in Valuation Assumptions [1]	43	(9,331)	184
Due to Paydowns and Other [2]	(4,264)	(2,421)	(4,193)

Total Changes in Fair Value of Mortgage Servicing Rights	(4,221)	(11,752)	(4,009)

Balance at End of Year	$15,332	$19,553	$27,588

1
Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

2
Principally represents changes due to loan payoffs.

For the years ended December 31, 2009 and 2008, the change in the carrying value of the Company's mortgage servicing rights accounted for under the amortization method, net of a valuation allowance, was as follows:

(dollars in thousands)	2009	2008 [1]

Balance at Beginning of Year	$1,796	$–
Servicing Rights that Resulted From Asset Transfers	9,628	1,843
Amortization	(786)	(47)

Balance at End of Year	$10,638	$1,796

Valuation Allowance:
Balance at Beginning of Year	$292	$–
Provision (Recoveries)	(292)	292

Balance at End of Year	$–	$292

Mortgage Servicing Rights Accounted for Under the Amortization Method, Net of a Valuation Allowance	$10,638	$1,504

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Year	$1,504	$–
End of Year	$14,853	$1,504
1
The Company established a new class of mortgage servicing rights, to be accounted for under the amortization method, beginning with servicing rights recognized on or after July 1, 2008.

The key assumptions used in estimating the fair value of the Company's mortgage servicing rights as of December 31, 2009 and 2008 were as follows:

	2009	2008

Weighted-Average Constant Prepayment Rate [1]	14.45%	17.81%
Weighted-Average Life (in years)	5.55	4.17
Weighted-Average Note Rate	5.27%	5.74%
Weighted-Average Discount Rate [2]	8.00%	6.23%
1
Represents annualized loan repayment rate assumption.

2
Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.

Residential mortgage loan repayment rates for the Company's servicing portfolio, which is concentrated in Hawaii, approximated the national average for the years ended December 31, 2009 and 2008.

A sensitivity analysis of the Company's fair value of mortgage servicing rights to changes in certain key assumptions as of December 31, 2009 and 2008 is presented in the following table.

(dollars in thousands)	2009	2008

Constant Prepayment Rate
Decrease in fair value from 25 basis points ("bps") adverse change	$(315)	$(216)
Decrease in fair value from 50 bps adverse change	(624)	(427)
Discount Rate
Decrease in fair value from 25 bps adverse change	(385)	(202)
Decrease in fair value from 50 bps adverse change	(755)	(400)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company's mortgage servicing rights usually is not linear. Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 6.        Premises and Equipment

The components of the Company's premises and equipment as of December 31, 2009 and 2008 were as follows:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value

December 31, 2009
Premises	$294,093	$(200,367)	$93,726
Equipment	161,265	(145,443)	15,822
Capital Leases	4,464	(3,036)	1,428

Total	$459,822	$(348,846)	$110,976

December 31, 2008
Premises	$291,379	$(192,034)	$99,345
Equipment	197,615	(182,447)	15,168
Capital Leases	4,464	(2,857)	1,607

Total	$493,458	$(377,338)	$116,120

Depreciation and amortization (including capital lease amortization) included in noninterest expense was $13.5 million, $14.4 million, and $14.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 7.        Other Assets

The components of the Company's other assets as of December 31, 2009 and 2008 were as follows:

(dollars in thousands)	2009	2008

Bank-Owned Life Insurance	$202,649	$196,043
Federal and State Tax Deposits	82,500	82,500
Federal Home Loan Bank and Federal Reserve Bank Stock	79,758	79,705
Prepaid Expenses	49,789	8,742
Low-Income Housing and Other Equity Investments	27,814	30,920
Derivative Financial Instruments	20,696	38,870
Accounts Receivable	13,821	17,607
Other	19,895	20,180

Total Other Assets	$496,922	$474,567

Note 8.        Deposits

Time Deposits

As of December 31, 2009 and 2008, the Company's total time deposits were $1.1 billion and $1.6 billion, respectively. As of December 31, 2009, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount

2010	$818,082
2011	228,507
2012	41,154
2013	16,326
2014	15,814
Thereafter	22,328

Total	$1,142,211

The amount of time deposits with balances of $100,000 or more was $662.8 million and $922.2 million as of December 31, 2009 and 2008, respectively. As of December 31, 2009, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount

Three Months or Less	$237,385
Over Three Months through Six Months	119,082
Over Six Months through Twelve Months	149,708
Over Twelve Months	156,581

Total	$662,756

Public Deposits

As of December 31, 2009 and 2008, deposits of governmental entities of $259.6 million and $332.9 million, respectively, required collateralization by acceptable investment securities of the Company.

Note 9.        Borrowings

Details of the Company's borrowings as of and for the years ended December 31, 2009, 2008, and 2007 were as follows:

(dollars in thousands)	2009	2008	2007

Funds Purchased
Amounts Outstanding as of End of Year	$8,888	$15,734	$75,400
Average Amount Outstanding During Year	13,624	90,945	120,212
Maximum Amount Outstanding at Any Month End	33,888	255,900	234,200
Weighted Average Interest Rate During Year	0.16%	1.74%	4.96%
Weighted Average Interest Rate End of Year	0.21%	0.09%	2.28%
Securities Sold Under Agreements to Repurchase [1]
Amounts Outstanding as of End of Year	$943,717	$353,835	$429,340
Average Amount Outstanding During Year	581,998	428,225	400,902
Maximum Amount Outstanding at Any Month End	1,124,794	581,962	487,511
Weighted Average Interest Rate During Year [2]	0.31%	2.75%	4.86%
Weighted Average Interest Rate End of Year	0.15%	1.37%	4.35%
1
Excludes long-term securities sold under agreements to repurchase with private institutions of $675.0 million as of December 31, 2009 and 2008, and $600.0 million as of December 31, 2007.

2
The weighted average interest rates for securities sold under agreements to repurchase were computed by dividing actual interest expense on borrowings by the average daily borrowings.

As of December 31, 2009, the contractual maturities of the Company's total securities sold under agreements to repurchase were as follows:

(dollars in thousands)	Amount

Overnight	$–
2 to 30 Days	723,478
31 to 90 Days	169,674
Over 90 Days	725,565

Total	$1,618,717

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

The Company's total securities sold under agreements to repurchase was $1.6 billion as of December 31, 2009, and $1.0 billion as of December 31, 2008, and 2007. As of December 31, 2009, total securities sold under agreements to repurchase placed with private institutions were $675.0 million, of which $125.0 million were indexed to the London Interbank Offered Rate ("LIBOR") and $550.0 million were at fixed interest rates. As of December 31, 2009, the remaining terms of agreements with private institutions ranged from four to 12 years. However, the private institutions have the right to terminate the agreements on predetermined dates. If the agreements with private institutions, which are indexed to LIBOR, are not terminated by the predetermined dates, interest rates on the agreements become fixed, at rates ranging from 4.00% to 5.00%, for the remaining term of the respective agreements. As of December 31, 2009, the weighted average interest rate for the Company's agreements with private institutions was 3.65%.

As of December 31, 2009, the weighted average maturity was 43 days for the Company's securities sold under agreements to repurchase with government entities and 7.29 years for securities sold under agreements to repurchase with private institutions, subject to the private institutions' right to terminate agreements at earlier specified dates which could decrease the weighted average maturity to 385 days.

Note 10.        Long-Term Debt

The Company's long-term debt as of December 31, 2009 and 2008 were as follows:

(dollars in thousands)	2009	2008

Federal Home Loan Bank Advances	$50,000	$50,000
Non-Recourse Debt	31,338	–
Capitalized Lease Obligations	8,979	9,010
Subordinated Notes	–	119,275
Privately Placed Notes	–	25,000

Total Long-Term Debt	$90,317	$203,285

The Bank is a member of the FHLB. The Bank may borrow funds from the FHLB in amounts up to 15% of the Bank's total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. The Bank is required to hold FHLB stock as a condition of membership. As of December 31, 2009 and 2008, the Bank held $61.3 million of FHLB stock which is recorded as a component of other assets. The stated interest rate on the FHLB advances is fixed at 4.0% with maturity in June 2010. Residential mortgage loans of $60.3 million and $60.2 million were pledged to secure the FHLB advances as of December 31, 2009 and 2008, respectively.

As disclosed in Note 4, the Company replaced an existing leveraged lease with a direct financing lease with a sub-lessee to the leveraged lease transaction. As a result of this transaction, the Company recognized $32.4 million in non-recourse debt on the Consolidated Statements of Condition, which was previously not recognized as an obligation of the Bank under leveraged lease accounting treatment. The stated interest rate on the non-recourse debt is fixed at 6.6% with maturity in June 2021.

Capitalized lease obligations relate to office space at the Company's headquarters. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $0.7 million per year through 2012 and are negotiable thereafter.

In March 2009, the Bank repaid $119.0 million in fixed rate subordinated notes which were issued in 1999. In February 2009, the Parent repaid $25.0 million in fixed rate privately placed notes which were issued in 2006.

As of December 31, 2009, the Company also had an undrawn line of credit with the FRB of $213.8 million. Commercial and residential mortgage loans of $466.4 million were pledged to secure this undrawn line of credit with the FRB as of December 31, 2009.

As of December 31, 2009, future principal payments on long-term debt, excluding capital lease obligations, were expected to be as follows:

(dollars in thousands)	Amount

2010	$57,631
2011	1,920
2012	2,602
2013	2,779
2014	2,967
Thereafter	13,439

Total	$81,338

Note 11.        Shareholders' Equity

Regulatory Capital

The table below sets forth the minimum required capital amounts and ratios for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank as of December 31, 2009 and 2008:

(dollars in thousands)	Well Capitalized Minimum Ratio	Company	Bank

As of December 31, 2009:
Shareholders' Equity		$895,973	$804,753
Tier 1 Capital		832,491	755,400
Total Capital		903,400	826,206
Tier 1 Capital Ratio	6%	14.88%	13.52%
Total Capital Ratio	10%	16.15%	14.79%
Leverage Ratio	5%	6.78%	6.18%
As of December 31, 2008:
Shareholders' Equity		$790,704	$743,927
Tier 1 Capital		751,519	718,870
Total Capital		835,682	802,933
Tier 1 Capital Ratio	6%	11.24%	10.76%
Total Capital Ratio	10%	12.49%	12.02%
Leverage Ratio	5%	7.30%	6.97%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 and Total Capital. Tier 1 Capital is common shareholders' equity, reduced by certain intangible assets, postretirement benefit liability adjustments, and unrealized gains and losses on available-for-sale investment securities. Total Capital is Tier 1 Capital plus an allowable amount of the reserve for credit. Three capital ratios are used to measure capital adequacy: Tier 1 Capital divided by risk-weighted assets, as defined; Total Capital divided by risk-weighted assets; and the leverage ratio, which is Tier 1 Capital divided by quarterly average total assets.

As of December 31, 2009, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action. There were no conditions or events since December 31, 2009 that management believes have changed the Company or the Bank's capital ratings.

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

Common Stock Repurchase Program

The Company has a common stock repurchase program in which shares repurchased are held in treasury stock for reissuance in connection with share-based compensation plans and for general corporate purposes. As of February 16, 2010, remaining buyback authority under this share repurchase program was $85.4 million of the total $1.7 billion repurchase amount authorized by the Parent's Board of Directors. The Parent has made no repurchases under the share repurchase program from January 1, 2009 through February 16, 2010. The Parent repurchased 1.2 million shares and 1.9 million shares for the years ended December 31, 2008 and 2007, respectively. From the beginning of the share repurchase program in July 2001 through February 16, 2010, the Parent repurchased a total of 45.6 million shares and returned a total of $1.6 billion to shareholders at an average cost of $35.44 per share.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, which is a component of shareholders' equity were as follows:

(dollars in thousands)	Prior Service Credit and Net Actuarial Gains (Losses) Related to Postretirement Plan	Net Actuarial Gains (Losses) Related to Pension Plans	Net Unrealized Gains (Losses) on Investment Securities	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2006	$6,958	$(18,551)	$(27,491)	$(39,084)
Net change	1,689	6,201	26,103	33,993

Balance, December 31, 2007	8,647	(12,350)	(1,388)	(5,091)
Net change	(1,568)	(19,340)	(2,889)	(23,797)

Balance, December 31, 2008	7,079	(31,690)	(4,277)	(28,888)
Net change	(1,435)	6,681	30,567	35,813

Balance, December 31, 2009	$5,644	$(25,009)	$26,290	$6,925

The following table presents the change in accumulated other comprehensive income (loss), net of tax, related to each component:

(dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax

December 31, 2009:
Net Unrealized Gains on Investment Securities Available-for-Sale Arising During the Year	$73,528	$26,470	$47,058
Reclassification of Net Gains on Investment Securities Available-for-Sale Included in Net Income	(25,770)	(9,279)	(16,491)

Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	47,758	17,191	30,567
Amortization of Net Losses Related to Defined Benefit Plans	2,338	842	1,496
Unamortized Gains Related to Defined Benefit Plans	5,859	2,109	3,750

Change in Accumulated Other Comprehensive Income (Loss)	$55,955	$20,142	$35,813

December 31, 2008:
Net Unrealized Losses on Investment Securities Available-for-Sale Arising During the Year	$(3,979)	$(1,431)	$(2,548)
Reclassification of Net Gains on Investment Securities Available-for-Sale Included in Net Income	(532)	(191)	(341)

Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(4,511)	(1,622)	(2,889)
Amortization of Net Losses Related to Defined Benefit Plans	92	33	59
Unamortized Losses Related to Defined Benefit Plans	(32,761)	(11,794)	(20,967)

Change in Accumulated Other Comprehensive Income (Loss)	$(37,180)	$(13,383)	$(23,797)

December 31, 2007:
Net Unrealized Gains on Investment Securities Available-for-Sale Arising During the Year	$34,021	$12,248	$21,773
Reclassification of Unrealized Losses to Retained Earnings to Initially Apply the Accounting Standard Related to Servicing of Financial Assets	8,248	2,969	5,279
Reclassification of Net Gains on Investment Securities Available-for-Sale Included in Net Income	(1,485)	(536)	(949)

Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	40,784	14,681	26,103
Amortization of Net Losses Related to Defined Benefit Plans	1,337	481	856
Unamortized Gains Related to Defined Benefit Plans	10,990	3,956	7,034

Change in Accumulated Other Comprehensive Income (Loss)	$53,111	$19,118	$33,993

Note 12.        Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share for the years ended December 31, 2009, 2008, and 2007:

	Weighted Average Shares
	2009	2008	2007

Denominator for Basic Earnings Per Share	47,702,500	47,674,000	49,033,208
Dilutive Effect of Stock Options	273,703	472,129	651,794
Dilutive Effect of Restricted Stock	33,074	54,521	148,544

Denominator for Diluted Earnings Per Share	48,009,277	48,200,650	49,833,546

The following table presents the number of stock options and restricted stock outstanding but excluded from the computation of diluted earnings per share for the years ended December 31, 2009, 2008, and 2007 as they were antidilutive:

	Antidilutive Shares
	2009	2008	2007

Stock Options and Restricted Stock	401,308	250,405	24,101

Note 13.        Business Segments

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

The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the overall asset and liability management activities on a proportionate basis. The basis for the allocation of net interest income is a function of the Company's assumptions that are subject to change based on changes in current interest rates and market conditions. Funds transfer pricing also serves to transfer interest rate risk to Treasury. However, the other business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions within guidelines.

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans. Deposit products include checking, savings, and time deposit accounts. Retail Banking also offers retail life insurance products and provides merchant services to its small business customers. Products and services from Retail Banking are delivered to customers through 71 Hawaii branch locations, 485 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

Commercial Banking

Commercial Banking offers products including corporate banking, commercial real estate loans, commercial lease financing, auto dealer financing, and deposit and cash management products. Commercial lending, deposit, and cash management services are offered to middle-market and large companies in Hawaii. Commercial real estate mortgages focus on customers that include investors, developers, and builders domiciled in Hawaii. Commercial Banking also includes syndicated lending activities, international banking, and operations at our 12 branches in the Pacific Islands.

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

Selected business segment financial information as of and for the years ended December 31, 2009, 2008, and 2007 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total

Year Ended December 31, 2009
Net Interest Income	$218,681	$158,259	$16,942	$18,452	$412,334
Provision for Credit Losses	56,807	49,308	2,073	(310)	107,878

Net Interest Income After Provision for Credit Losses	161,874	108,951	14,869	18,762	304,456
Noninterest Income	103,864	67,282	57,732	38,930	267,808
Noninterest Expense	(174,755)	(103,396)	(64,085)	(7,788)	(350,024)

Income Before Provision for Income Taxes	90,983	72,837	8,516	49,904	222,240
Provision for Income Taxes	(34,096)	(25,734)	(3,151)	(15,226)	(78,207)

Net Income	$56,887	$47,103	$5,365	$34,678	$144,033

Total Assets as of December 31, 2009	$3,340,804	$2,465,128	$212,145	$6,396,750	$12,414,827

Year Ended December 31, 2008
Net Interest Income	$245,768	$149,472	$15,643	$7,894	$418,777
Provision for Credit Losses	27,347	32,915	1,088	(835)	60,515

Net Interest Income After Provision for Credit Losses	218,421	116,557	14,555	8,729	358,262
Noninterest Income	98,795	66,524	69,452	23,342	258,113
Noninterest Expense	(169,917)	(99,537)	(64,917)	(12,403)	(346,774)

Income Before Provision for Income Taxes	147,299	83,544	19,090	19,668	269,601
Provision for Income Taxes	(54,545)	(32,088)	(7,063)	16,308	(77,388)

Net Income	$92,754	$51,456	$12,027	$35,976	$192,213

Total Assets as of December 31, 2008	$3,994,532	$2,729,738	$278,748	$3,760,457	$10,763,475

Year Ended December 31, 2007
Net Interest Income (Loss)	$237,703	$148,559	$14,215	$(5,459)	$395,018
Provision for Credit Losses	12,949	2,576	258	(276)	15,507

Net Interest Income (Loss) After Provision for Credit Losses	224,754	145,983	13,957	(5,183)	379,511
Noninterest Income	92,407	52,825	75,571	19,684	240,487
Noninterest Expense	(161,216)	(98,467)	(63,672)	(12,052)	(335,407)

Income Before Provision for Income Taxes	155,945	100,341	25,856	2,449	284,591
Provision for Income Taxes	(57,693)	(37,006)	(9,567)	3,378	(100,888)

Net Income	$98,252	$63,335	$16,289	$5,827	$183,703

Total Assets as of December 31, 2007	$4,043,380	$2,741,038	$254,756	$3,433,768	$10,472,942

Note 14.        Employee Benefits

The Company has defined contribution plans, defined benefit plans, and a postretirement benefit plan.

Defined Contribution Plans

The Bank of Hawaii Retirement Savings Plan (the "Savings Plan") has three Company contribution components in addition to employee contributions: 1) 401(k) matching; 2) a 3% fixed amount based on eligible compensation; and 3) a discretionary value-sharing contribution.

Under the 401(k) matching component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company makes matching contributions on behalf of participants equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants' eligible compensation, and $0.50 for every $1.00 contributed by participants over 2%, up to 5% of the participants' eligible compensation. A 3% fixed contribution and a discretionary value-sharing contribution, that is linked to the Company's financial goals, are made regardless of whether the participating employee contributes to the Savings Plan and are invested in accordance with the participant's selection of investment options available under the Savings Plan. The Company also has a non-qualified savings plan which covers certain employees with compensation exceeding IRS limits on pay amounts usable in the allocations of Savings Plan benefits. Total expense for all components of the Savings Plans was $11.2 million, $12.0 million, and $11.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.

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

Pension Plan assets primarily consist of equity and fixed income mutual funds and money market funds. The assets of the Pension Plan include investment securities of related parties (Pacific Capital Funds' family of mutual funds). The Asset Management Group of the Bank, an SEC registered investment adviser, serves as investment advisor to the Pacific Capital Funds' family of mutual funds. During the year ended December 31, 2009, the majority of the Pacific Capital Funds' family of mutual fund shares were sold and reinvested in other mutual funds. The fair values of Pension Plan assets managed by related parties were not material as of December 31, 2009 and $23.1 million as of December 31, 2008.

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries with compensation exceeding IRS limits on pay amounts applicable to the Pension Plan's benefit formula. The Excess Plan has no plan assets. The Excess Plan's projected benefit obligation and accumulated benefit obligation were $5.0 million and $5.2 million as of December 31, 2009 and 2008, respectively.

Postretirement Benefit Plan

The Company's postretirement benefit plan provides retirees with life, dental, and medical insurance coverage. The retiree life insurance benefit for participants who retired after 2003 was terminated as of December 31, 2003. For eligible participants that retired between the ages of 62 and 64, the Company and retiree share in the cost of providing postretirement benefits where both the employer and retirees pay a portion of the premium. Eligible participants who retired before age 62 continued on the Company's benefit plans, but pay for their full premiums. Most employees of the Company who have met certain eligibility requirements are covered by this plan. The Company amended the postretirement medical plan for employees who as of December 31, 2008 were not yet retired and not: 1) at least 55 years old with at least 10 years of service, with at least 70 years of combined age and service; or 2) at least 65 years old with at least 5 years of service, with at least 70 years of combined age and service. The plan amendment provides for eligible participants, a Health Reimbursement Account ("HRA") in which most retirees receive an initial credit of $500 with a 3% annual increase capped at $1,000 for each year of service. Thereafter, an annual individual credit of $300, or $600 if married, with a 3.0% annual increase until reaching a maximum of $600 for an individual, or $1,200 if married, is provided into the HRA. The retiree may use the HRA for medical, vision, prescription drug and dental premiums, co-payments, and medically necessary health care expenses that are not covered by any medical or dental insurance program or flexible health spending account. As of December 31, 2009 and 2008, the Company had no segregated assets to provide for postretirement benefits.

The following table provides a reconciliation of changes in benefit obligation and fair value of plan assets, as well as the funded status recognized in the Company's Consolidated Statements of Condition for the Pension Plans and postretirement benefit plan for the years ended December 31, 2009 and 2008.

	Pension Benefits		Postretirement Benefits

(dollars in thousands)	2009	2008	2009	2008

Benefit Obligation at Beginning of Year	$84,192	$76,893	$27,430	$25,084
Service Cost	–	–	444	438
Interest Cost	5,177	5,165	1,707	1,647
Actuarial Losses	3,054	5,592	1,609	1,556
Employer Benefits Paid [1]	(3,798)	(3,458)	(1,215)	(1,295)

Benefit Obligation at End of Year	$88,625	$84,192	$29,975	$27,430

Fair Value of Plan Assets at Beginning of Year	$56,862	$71,993	$–	$–
Actual Return on Plan Assets	16,195	(19,342)	–	–
Employer Contributions	11,975	7,669	1,215	1,295
Employer Benefits Paid [1]	(3,798)	(3,458)	(1,215)	(1,295)

Fair Value of Plan Assets at End of Year	$81,234	$56,862	$–	$–

Funded Status at End of Year[2]	$(7,391)	$(27,330)	$(29,975)	$(27,430)

1
Participants' contributions relative to the postretirement benefit plan were offset against employer benefits paid in the table above. Participants' contributions for postretirement benefits were $1.3 million for the years ended December 31, 2009 and 2008.

2
Amounts are recognized in Retirement Benefits Payable in the Consolidated Statements of Condition.

The following presents the amounts recognized in the Company's accumulated other comprehensive income (loss) for the Pension Plans and postretirement benefit plan as of December 31, 2009 and 2008.

	Pension Benefits		Postretirement Benefits

(dollars in thousands)	2009	2008	2009	2008

Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax
Net Actuarial Gains (Losses)	$(25,009)	$(31,690)	$4,418	$5,717
Prior Service Credit	–	–	1,226	1,362

Total Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax	$(25,009)	$(31,690)	$5,644	$7,079

Components of net periodic benefit cost for the Company's Pension Plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2009, 2008, and 2007.

	Pension Benefits			Postretirement Benefits

(dollars in thousands)	2009	2008	2007	2009	2008	2007

Service Cost	$–	$–	$–	$444	$438	$548
Interest Cost	5,177	5,165	4,894	1,707	1,648	1,573
Expected Return on Plan Assets	(5,672)	(6,271)	(5,622)	–	–	–
Amortization of:
Prior Service Credit	–	–	–	(213)	(213)	(213)
Net Actuarial Losses (Gains)	2,970	985	1,841	(420)	(680)	(291)

Net Periodic Benefit Cost[1]	$2,475	$(121)	$1,113	$1,518	$1,193	$1,617

1
Represents reclassification adjustments from accumulated other comprehensive income (loss) during the period.

The estimated net actuarial loss related to the Company's Pension Plans that is expected to be amortized from accumulated other comprehensive income (loss) into net period benefit cost for the year ending December 31, 2010 is $3.0 million. The estimated net gain and prior service credit related to the Company's postretirement plan that is expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost for the year ending December 31, 2010 is $0.3 million and $0.2 million, respectively.

Assumptions used to determine the benefit obligations as of December 31, 2009 and 2008 for the Company's Pension Plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits

	2009	2008	2009	2008

Weighted Average Assumptions as of December 31:
Discount Rate	6.00%	6.25%	6.00%	6.25%
Health Care Cost Trend Rate Assumed For Next Year	–	–	9.00%	10.00%

The health care cost trend rate is assumed to decrease annually, until reaching the ultimate trend rate of 5% in 2018.

Assumptions used to determine the net periodic benefit cost for the Company's Pension Plans and postretirement benefit plan for the years ended December 31, 2009, 2008, and 2007 were as follows:

	Pension Benefits			Postretirement Benefits

	2009	2008	2007	2009	2008	2007

Weighted Average Assumptions as of December 31:
Discount Rate	6.25%	6.85%	5.80%	6.25%	6.85%	5.80%
Expected Long-Term Rate of Return on Plan Assets	8.00%	8.50%	8.50%	–	–	–
Health Care Cost Trend Rate	–	–	–	10.00%	7.50%	7.50%

A combination of factors is used by management in determining the expected long-term rate of return on plan assets. Historical return experience for major asset categories are evaluated and current market factors, such as inflation and interest rates, are considered in determining the expected long-term rate of return assumption.

A one percent change in the health care cost trend rate assumption (with all other assumptions remaining constant) would impact the service and interest cost components of the net periodic postretirement benefit cost and the postretirement benefit obligation for the year ended December 31, 2009 as follows:

(dollars in thousands)	One Percent Increase	One Percent Decrease

Effect on the Total of Service and Interest Cost Components of Net Periodic Postretirement Benefit Cost	$82	$(69)
Effect on the Postretirement Benefit Obligation	1,184	(1,010)

The Company expects to contribute $3.0 million to the Pension Plans and $1.4 million to the postretirement benefit plan for the year ending December 31, 2010.

As of December 31, 2009, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits

2010	$4,264	$1,367
2011	4,563	1,555
2012	4,924	1,692
2013	5,335	1,790
2014	5,902	1,873
Years 2015-2019	33,344	10,720

Plan Assets

The Company's overall investment strategy is to achieve a target mix of approximately 60% of investments for equity securities and 40% for fixed income securities. Within the equity securities portfolio, the strategic target for domestic and international equity securities is 75% and 25%, respectively. The strategy includes investing in a wide diversification of asset types, fund strategies and fund managers. The asset allocation guidelines are 40% to 80% for equity securities, 20% to 60% for fixed income securities, and zero to 20% for cash. All assets selected for the Plan must have a readily ascertainable market value and must be readily marketable.

The strategic asset allocation targets identified for the Plan represent the asset mix that the Benefit Plans Committee expects under neutral market conditions. However, the Benefit Plans Committee is allowed the flexibility to adjust the Plan's actual allocation, within specified limits, based on its evaluation of the relative risks and potential rewards for each asset class. The Benefit Plans Committee seeks a return on investment that will enhance the purchasing power of the principal amount of these assets over the long-term through capital appreciation and reinvestment of income.

Due to market fluctuations or cash flows, the allocation limits for each asset class may be breached by as much as plus or minus 5%. Such situations are acceptable on a temporary basis, but asset allocation is expected to conform to range limits within 90 days of such an occurrence.

The fair values of the Retirement Plan assets as of December 31, 2009 and 2008 by asset category were as follows:

	Fair Value Measurements
Asset Category (dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total as of Dec. 31, 2009	Total as of Dec. 31, 2008

Cash	$1,007	$–	$–	$1,007	$11,212
Equity security – mutual funds:
Large-cap	19,240	–	–	19,240	7,790
Mid-cap	6,286	–	–	6,286	2,274
Small-cap	2,486	–	–	2,486	2,265
Mixed-cap	7,368	–	–	7,368	3,330
International large-cap	9,962	–	–	9,962	4,108
Emerging market growth	4,750	–	–	4,750	–
Equity security – common stocks	5	–	–	5	10,718
Fixed income – mutual funds	30,130	–	–	30,130	15,165

Total	$81,234	$–	$–	$81,234	$56,862

Quoted prices for these investments were available in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy.

The Retirement Plan's investments in funds managed by the Bank as of December 31, 2009 and 2008 were as follows:

	2009
			Number of Shares		Fair Value
	Number of Shares	Dividends Earned
(dollars in thousands)			Purchased	Sold	2009	2008

Pacific Capital Cash Assets Trust Fund	1,913	$–	26,315	(60,211)	$2	$36
Pacific Capital High Grade Core Fixed Income Fund	–	104	9,531	(1,389,430)	–	15,165
Pacific Capital Small-Cap Fund	–	–	–	(245,934)	–	2,265
Pacific Capital Growth Stock Fund	–	7	1,032	(502,619)	–	3,330
Pacific Capital Mid-Cap Fund	–	2	273	(387,624)	–	2,274

Total	1,913	$113	37,151	(2,585,818)	$2	$23,070

Note 15.        Share-Based Compensation

The Company has share-based compensation plans for its employees and non-employee directors. Share-based compensation expense was $3.6 million, $5.8 million, and $5.7 million for the years ended December 31, 2009, 2008, and 2007, respectively. The related income tax benefit recognized by the Company was $1.6 million for the year ended December 31, 2009 and $2.5 million for the years ended December 31, 2008 and 2007.

The Company reports cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for restricted stock and stock options as financing cash flows. The Company reported tax benefits from share-based compensation of $0.3 million, $1.8 million, and $3.5 million as financing cash flows for the years ended December 31, 2009, 2008, and 2007, respectively.

There were no stock options granted for the years ended December 31, 2009, 2008, and 2007.

The Company reissues treasury stock to satisfy stock option exercises.

Director Stock Compensation Program

The Company has a Director Stock Compensation Program that allows for annual grants of shares of restricted common stock ("Restricted Shares") and/or stock options to each non-employee director. Restricted Shares granted after December 31, 2007 vest after one year and those granted from January 1, 2005 through December 31, 2007 vest after three years or, in each case, upon death or disability of the director or a change in control of the Company, if earlier. Restricted Shares are generally not transferable. The total number of shares authorized for awards under the Director Stock Compensation Program was 471,900 as of December 31, 2009.

Prior to January 1, 2007, the Company also issued stock options to each non-employee director. Stock options granted during the years ended December 31, 2006 and 2005 vest ratably over three years and expire at the earliest of 1) three months after termination of the director's membership on the Parent or Bank's Board of Directors for any reason other than death or disability; 2) one year after termination of the director's membership on the Parent or Bank's Board of Directors due to death or disability; or 3) ten years after the date of grant. The Company recognizes shared-based compensation expense, measured as the fair value of the equity award on the date of grant, on a straight-line basis over the vesting period.

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

During the year ended December 31, 2008, directors were given the opportunity to amend their outstanding Option Shares and outstanding awards of Restricted Shares granted prior to January 1, 2005 to become fully vested on November 1, 2008, if so elected. Directors were also given the opportunity to amend the terms of any stock options granted prior to January 1, 2005 and outstanding as of October 1, 2008 to provide for fully vested shares to be issued upon exercise of the options. Four Directors agreed to the proposed amendments.

As of December 31, 2009, there were 180,471 stock options and 59,791 Restricted Shares outstanding under this program.

Employee Stock Option Plans

The Company's employee stock option plans are shareholder approved and administered by the Human Resources and Compensation Committee of the Board of Directors. Awards under the employee stock option plans may include stock options, stock appreciation rights, restricted stock, and restricted stock units. The total number of shares authorized for awards under the 2004 Employee Stock Option Plan was 1.7 million shares as of December 31, 2009.

Stock Options

Stock options provide grantees the option to purchase shares of the Parent's common stock at a specified exercise price and, generally, expire ten years from the date of grant. Stock option grants include incentive and nonqualified stock options whose vesting may be based on a service period and/or Company performance measures. All stock options were fully vested as of December 31, 2009. Stock option exercise prices were equal to the quoted market price of the Parent's common stock on the date of grant. The Company recognizes compensation expense, measured as the fair value of the stock option on the date of grant, on a straight-line basis over the vesting period.

The following table presents the activity related to stock options under all plans for the year ended December 31, 2009.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Stock Options Outstanding as of January 1, 2009	1,412,760	$32.42
Exercised	(108,189)	25.40
Expired	(7,736)	43.60

Stock Options Outstanding as of December 31, 2009	1,296,835	32.93	3.2	$19,195

Stock Options Vested and Exercisable as of December 31, 2009	1,296,835	32.93	3.2	19,195

The following table presents the intrinsic value (the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on the exercise date) of stock options exercised, cash received from stock options exercised, the tax benefits realized for deductions related to stock options exercised, and the total fair value of stock options that vested during the years ended December 31, 2009, 2008, and 2007.

(dollars in thousands)	2009	2008	2007

Intrinsic value of stock options exercised	$1,688	$6,717	$10,806
Cash received from stock options exercised	2,736	7,073	13,523
Tax benefits realized for deductions related to stock options exercised	278	1,524	3,197
Total fair value of stock options that vested	96	162	162

Restricted Stock

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid on the Restricted Stock. Generally, Restricted Stock vests over periods ranging from three to ten years from the date of grant, although accelerated vesting was provided for in certain grants, based on the attainment of defined Company performance measures. The Company recognizes compensation expense, measured as the quoted market price of the Parent's common stock on the date of grant, on a straight-line basis over the vesting period for service-based awards, plus additional recognition of costs associated with accelerated vesting based on the projected attainment of Company performance measures. Restricted Stock is forfeited if an employee terminates prior to vesting.

As of December 31, 2009, unrecognized compensation cost related to unvested Restricted Stock was $2.3 million. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.6 years.

The grant date fair value of restricted stock that vested and the weighted average grant date fair value of restricted stock granted are presented in the following table for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007

Grant Date Fair Value of Restricted Stock That Vested During the Year (in thousands)	$3,906	$5,756	$3,906
Weighted Average Grant Date Fair Value of Restricted Stock Granted During the Year	N/A	51.34	52.12

There were no restricted stock grants to employees for the year ended December 31, 2009. The following table presents the activity for Restricted Stock for the year ended December 31, 2009.

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2008	200,210	$51.81
Vested	(75,399)	51.80
Forfeited	(1,777)	51.78

Unvested as of December 31, 2009	123,034	51.81

Restricted Stock Units

A Restricted Stock Unit ("RSU") entitles grantees to a cash payment based upon the fair value of the Parent's common stock at the time the award vests. During the vesting period, the participant is entitled to dividend equivalent payments equal to dividends declared on the Parent's common stock. Expenses associated with RSUs are considered share-based compensation expense and are recognized over the vesting period. The RSUs granted during the year ended December 31, 2007 were based on the achievement of certain performance objectives which were met, resulting in the vesting of that grant. There was no share-based compensation expense related to RSUs for the years ended December 31, 2009 and 2008. Total share-based compensation expense related to RSUs was $1.0 million for the year ended December 31, 2007.

There were no RSUs granted during the years ended December 31, 2009 and 2008. The following table presents the activity for RSUs for the year ended December 31, 2007.

	Number of Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value [1]

Balance as of December 31, 2006	–	$–
Granted	20,000	51.14
Vested	(20,000)	51.14	$1,022,800

Balance as of December 31, 2007	–	$–

1
Represents the value of the Parent's common stock on the date that the restricted stock unit vested.

No payment was made during the year ended December 31, 2007; however, $1.0 million was paid in January 2008 related to RSUs that vested in 2007.

Note 16.        Income Taxes

Provision for Income Taxes

The components of the Company's provision for income taxes for the years ended December 31, 2009, 2008, and 2007 were as follows:

(dollars in thousands)	2009	2008	2007

Current:
Federal	$102,175	$100,962	$72,967
State	14,830	10,661	6,449
Foreign	2,358	2,625	4,865

Total Current	119,363	114,248	84,281

Deferred:
Federal	(35,959)	(35,193)	9,491
State	(5,197)	(1,667)	7,116

Total Deferred	(41,156)	(36,860)	16,607

Provision for Income Taxes [1]	$78,207	$77,388	$100,888

1
The tax effects of fair value adjustments on investment securities available-for-sale, the minimum pension liability adjustment, and tax benefits related to stock options are recorded directly in consolidated shareholders' equity. The net tax charge (benefit) recorded directly to consolidated shareholders' equity was $(8.3) million, $11.3 million, and $(18.7) million, for the years ended December 31, 2009, 2008, and 2007, respectively.

Deferred Tax Liabilities and Assets

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2009 and 2008 were as follows:

(dollars in thousands)	2009	2008

Deferred Tax Liabilities:
Accrued Pension Cost	$(13,924)	$(13,674)
Federal Home Loan Bank Stock	(9,855)	(9,884)
Lease Transactions	(157,211)	(175,350)
Net Unrealized Gains on Investments Securities Available-for-Sale	(14,746)	–
Deferred Loan Fees	(2,847)	(5,792)
Originated Mortgage Servicing Rights	(7,147)	(5,873)
Other	(48)	(190)

Gross Deferred Tax Liabilities	(205,778)	(210,763)
Deferred Tax Assets:
Accelerated Depreciation	7,500	9,856
Allowance for Loan Losses	47,842	34,841
Minimum Pension Liability	10,862	14,893
Net Unrealized Losses on Investments Securities Available-for-Sale	–	2,588
Accrued Expenses	16,546	14,982
Postretirement Benefit Obligations	15,214	16,102
Capital Lease Expenses	2,961	2,912
Restricted Stock	2,148	2,827
Investment in Unincorporated Entities	10,763	10,897
Deductible State and Local Taxes	12,074	11,006
Other	4,536	2,966

Gross Deferred Tax Assets Before Valuation Allowance	130,446	123,870
Valuation Allowance	(9,737)	(10,044)

Gross Deferred Tax Assets After Valuation Allowance	120,709	113,826

Net Deferred Tax Liabilities	$(85,069)	$(96,937)

Both positive and negative evidence was considered by management in determining the need for a valuation allowance. Negative evidence included the uncertainty regarding the generation of capital gains in future years and restrictions on the ability to sell low-income housing investments during periods when carrybacks of capital losses are allowed. Positive evidence included capital gains in the current year and carryback years. After considering all available evidence, management determined that a valuation allowance to offset deferred tax assets related to low-income housing investments that can only be used to offset capital gains was appropriate. Management determined that a valuation allowance was not required for the remaining deferred tax assets because it is more likely than not these assets will be realized through future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income in prior carryback years.

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007

Statutory Federal Income Tax Rate	35.00%	35.00%	35.00%
Increase (Decrease) in Income Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	3.09	4.59	3.28
Leveraged Leases	(0.69)	(8.10)	(0.30)
Bank-Owned Life Insurance	(1.12)	(1.09)	(0.96)
Low-Income Housing Investments	0.27	(0.14)	(0.15)
Tax Reserve Adjustments	(0.81)	–	–
Foreign Tax Credits	–	–	(1.12)
Other	(0.55)	(1.56)	(0.30)

Effective Tax Rate	35.19%	28.70%	35.45%

LILO and SILO Transactions

As disclosed in Note 1, the Company reached an agreement with the IRS to effectively settle the matter related to the LILO transaction in June 2007. The effective settlement with the IRS resulted in a change in the timing of projected cash flows from the LILO transaction. With the effective settlement of the LILO transaction at a disallowance percentage of less than its original estimate, the Company recalculated the total and periodic income from the LILO transaction from the inception of the lease through June 30, 2007. In June 2007, the Company recorded a net gain of $1.5 million, which was comprised of a $1.1 million increase to lease financing interest income and a $0.4 million net credit to the provision for income taxes, as a result of the change in the disallowance assumption.

In August 2008, the IRS publicly released a general settlement initiative for identified participants, including the Company, in LILO and SILO transactions that would disallow 80% of previously claimed income tax deductions through December 31, 2007 but offered relief from penalties that might have otherwise been imposed. As noted above, the Company previously reached an agreement with the IRS as to the terms of the settlement of the issues related to the Company's LILO transaction. As a result, the general settlement initiative had no impact on the LILO transaction which had previously been settled. In October 2008, the Company accepted the settlement initiative from the IRS. In accordance with the terms of the settlement initiative, the Company considered December 31, 2008 to be the deemed termination date of the SILO transactions for income tax purposes. With the effective settlement of the SILO transactions at a disallowance percentage of less than its original estimate, the Company recalculated the total and periodic income from the SILO transactions from the inception of the lease through December 31, 2008. In September 2008, the Company recorded a net gain of $8.9 million, which was comprised of a $4.0 million decrease to lease financing interest income and a $12.9 million credit to the provision for income taxes, as a result of the change in the disallowance assumption. The Company signed a closing agreement with the IRS with respect to four of the five SILO transactions in February 2009. This resulted in a nominal adjustment to lease financing interest income and the provision for income taxes which was recorded in February 2009. The Company signed a closing agreement with the IRS with respect to the one remaining SILO transaction in December 2009. This resulted in the Company recording a $1.7 million credit to the provision for income taxes to adjust liability accounts in December 2009.

Management expects that cash payments to settle matters related to the LILO and SILO transactions will be made to the IRS and State of Hawaii Department of Taxation in 2010. The cash payments will be made from tax deposits previously placed with the respective taxing authorities.

Unrecognized Tax Benefits

The Company is required to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority. The following presents a reconciliation of the Company's liability for UTBs for the years ended December 31, 2009 and 2008:

(dollars in thousands)	2009	2008

Unrecognized Tax Benefits at Beginning of Year	$16,850	$130,430
Gross Increases, Related to Tax Positions Taken in a Prior Period	2,850	3,600
Settlements with Taxing Authorities	–	(113,830)
Lapse of Statute of Limitations	(3,300)	(3,350)

Unrecognized Tax Benefits at End of Year	$16,400	$16,850

As a result of the Company accepting the settlement initiative from the IRS related to the SILO transactions, the Company decreased its liability for UTBs by $115.5 million in September 2008. As of December 31, 2009 and 2008, all of the $16.4 million and $16.9 million, respectively, in liabilities for UTBs was related to UTBs that if reversed would have an impact on the Company's effective tax rate.

Management believes that it is reasonably possible that the Company's liability for UTBs could significantly decrease as a result of the expiration of statutes of limitations and potential settlements with taxing authorities within the next 12 months. However, management is currently not able to estimate a range of possible change in the amount of the liability for UTBs recorded as of December 31, 2009.

The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes. For the years ended December 31, 2009, 2008, and 2007, the Company recorded net credits of $0.3 million, $5.8 million, and $0.2 million, respectively, for interest and penalties through the provision for income taxes. As of December 31, 2009 and 2008, the Company had accrued $3.0 million and $3.2 million, respectively, for the payment of possible interest and penalties.

The Company's federal income tax returns for 2005 through 2008 remain subject to examination by the IRS. The State of Hawaii is currently in the process of examining state income tax returns filed for 2003 through 2005. The Company's State of Hawaii income tax returns for 2003 through 2008 remain subject to examination by the taxing authorities.

Note 17.        Derivative Financial Instruments

The notional and estimated fair values of the Company's derivative financial instruments as of December 31, 2009 and 2008 were as follows:

	2009		2008
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Forward Commitments	$58,895	$1,118	$254,743	$(1,261)
Interest Rate Lock Commitments	64,390	(16)	282,016	3,258
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	249,832	18,373	264,348	34,247
Pay Fixed/Receive Variable Swaps	249,832	(18,537)	264,348	(34,454)
Foreign Exchange Contracts
Buy	13,646	(93)	32,245	294
Sell	17,272	(134)	24,006	16

The following table presents the Company's derivative financial instruments, their estimated fair values, and balance sheet location as of December 31, 2009:

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
Derivative Financial Instruments Not Designated as Hedging Instruments (dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Forward Commitments	Other Assets	$1,123	Other Liabilities	$5
Interest Rate Lock Commitments	Other Assets	564	Other Liabilities	580
Interest Rate Swap Agreements	Other Assets	18,834	Other Liabilities	18,998
Foreign Exchange Contracts	Other Assets	175	Other Liabilities	402

Total Derivative Financial Instruments Not Designated as Hedging Instruments		$20,696		$19,985

The following table presents the Company's derivative financial instruments and the amount and location of the net gains recognized in the statements of income for the year ended December 31, 2009:

	Year Ended December 31, 2009
Derivative Financial Instruments Not Designated as Hedging Instruments (dollars in thousands)	Location of Net Gains Recognized in the Statement of Income	Amount of Net Gains Recognized in the Statement of Income

Forward Commitments	Mortgage Banking	$1,746
Interest Rate Lock Commitments	Mortgage Banking	13,221
Interest Rate Swap Agreements	Other Noninterest Income	1,093
Foreign Exchange Contracts	Other Noninterest Income	2,895

Total Derivative Financial Instruments Not Designated as Hedging Instruments		$18,955

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

Derivative financial instruments are required to be carried at its estimated fair value on the Company's Consolidated Statements of Condition. As of December 31, 2009 and 2008, the Company did not designate any derivative financial instruments as fair value, cash flow, or net investment in foreign operations hedges. The Company's free-standing derivative financial instruments have been recorded at fair value on the Company's Consolidated Statements of Condition.

The Company enters into forward commitments for the future delivery of residential mortgage loans to reduce interest rate risk associated with loans held for sale and interest rate lock commitments to fund loans at a specified interest rate. The forward commitments and interest rate lock commitments are free-standing derivatives which are carried at estimated fair value with changes recorded in the mortgage banking component of noninterest income. For interest rate lock commitments issued prior to January 1, 2008, the Company recorded a zero fair value at inception. Effective January 1, 2008, the Company adopted accounting guidance which required the Company to include, at inception and during the life of the interest rate lock commitment, the estimated fair value associated with the expected net future cash flows related to the servicing of the loan in the measurement of the interest rate lock commitments. Changes in the estimated fair value of forward commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

All of the Company's interest rate swap agreements as of December 31, 2009 and 2008 were to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third parties.

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

Note 18.        Commitments and Contingencies

The Company's credit commitments as of December 31, 2009 were as follows:

(dollars in thousands)	Total

Unfunded Commitments to Extend Credit	$2,039,056
Standby Letters of Credit	84,012
Commercial Letters of Credit	23,163

Total Credit Commitments	$2,146,231

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The Company holds cash and deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $27.7 million secured certain specifically identified standby letters of credit as of December 31, 2009. As of December 31, 2009, the standby and commercial letters of credit had remaining terms ranging from one month to three years.

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

Future minimum payments for capital leases and non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2009:

(dollars in thousands)	Capital Leases	Operating Leases

2010	$665	$14,300
2011	665	13,727
2012	665	11,877
2013	665	9,981
2014	665	8,411
Thereafter	25,253	147,357

Total Future Minimum Lease Payments	28,578	$205,653

Amounts Representing Interest	(19,599)

Present Value of Net Future Minimum Lease Payments	$8,979

Minimum future rental income receivable under subleases from non-cancelable operating leases were $11.0 million as of December 31, 2009.

Rental expense for all operating leases for the years ended December 31, 2009, 2008, and 2007 were as follows:

(dollars in thousands)	2009	2008	2007

Minimum Rentals	$18,935	$19,177	$17,233
Sublease Rental Income	(5,107)	(4,361)	(4,394)

Total	$13,828	$14,816	$12,839

Technology Services Contract

The Company has a contract with a vendor to provide for technology services related to the Company's core systems and applications through 2014. Under the technology services contract, the Company incurred expenses of $10.7 million, $10.6 million, and $11.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company's actual payments under the contract will depend, in part, upon future transaction volumes. Based upon estimated future transaction volumes, estimated payments in future years are as follows:

(dollars in thousands)	Amount

2010	$11,169
2011	11,249
2012	11,239
2013	11,238
2014	11,240

Total	$56,135

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

Visa deposited $0.7 billion and $1.1 billion into the escrow account during the years ended December 31, 2009 and 2008, respectively. Visa funded the additional amounts into the escrow account by reducing each Class B shareholder's conversion ratio to Visa Class A shares. Other litigation covered by the Company's indemnification of Visa, which is expected to be settled from the escrow account, remain unresolved as of December 31, 2009. As of December 31, 2009, management believes that the Company's indemnification of Visa, related to the costs of these lawsuits, will be sufficiently funded from the escrow account.

In addition to the Visa litigation, the Company is subject to various other pending and threatened legal proceedings arising out of the normal course of business or operations.

Note 19.        Fair Value of Assets and Liabilities

The following describes the valuation methodologies used for assets and liabilities recorded at fair value and in estimating fair value for financial instruments not recorded at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities, Trading and Available-for-Sale

Fair values of investment securities trading and available-for-sale were primarily measured using information from a third-party pricing service. This pricing service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data from market research publications. If quoted prices were available in an active market, investment securities were classified as Level 1 measurements. Level 1 investment securities included debt securities issued by the U.S. Treasury. If quoted prices in active markets were not available, fair values were estimated primarily by the use of pricing models. Level 2 investment securities were primarily comprised of mortgage-backed securities issued by government agencies and U.S. government-sponsored enterprises. In certain cases where there were limited or less transparent information provided by the Company's third-party pricing service, fair value was estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

On a quarterly basis, management reviews the pricing information received from the Company's third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company's third-party pricing service.

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market. As of December 31, 2009, we did not make any adjustments to prices provided to us by our third-party pricing service as a result of illiquid or inactive markets.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The assumptions used in the discounted cash flow model are those that we believe market participants would use in estimating future net servicing income, including estimates of loan prepayment rates, servicing costs, ancillary income, impound account balances, and discount rates. Significant assumptions in the valuation of mortgage servicing rights include changes in interest rates, estimated loan repayment rates, and the timing of cash flows, among other factors. Mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs and management judgment and estimation.

Other Assets

Other assets recorded at fair value on a recurring basis are primarily comprised of investments related to deferred compensation arrangements. Quoted prices for these investments, primarily in mutual funds, are available in active markets. Thus, the Company's investments related to deferred compensation arrangements are classified as Level 1 measurements in the fair value hierarchy.

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of forward commitments, interest rate lock commitments, interest rate swap agreements, and foreign exchange contracts. The fair values of forward commitments are deemed Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period. The fair values of interest rate lock commitments are calculated using a discounted cash flow approach utilizing inputs such as the fall-out ratio. The fall-out ratio is derived from the Bank's internal data and is adjusted using significant management judgment as to the percentage of loans which are currently in a lock position which will ultimately not close. The fair values of interest rate swap agreements are also calculated using a discounted cash flow approach and utilize inputs such as the LIBOR swap curve, effective date, maturity date, notional amount, and stated interest rate. Interest rate lock commitments and interest rate swap agreements are deemed Level 3 measurements as significant unobservable inputs and management judgment is required. The fair values of foreign exchange contracts are calculated using the Bank's multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as spot rates of the specific currency and yield curves. Foreign exchange contracts are deemed Level 2 measurements because while they are valued using the Bank's multi-currency accounting system, significant management judgment or estimation is not required.

The Company is exposed to credit risk if the counterparties fail to perform. The Company seeks to minimize credit risk through credit approvals, limits, monitoring procedures, and collateral requirements. The Company generally enters into transactions with counterparties that carry high quality credit ratings. Credit risk associated with the counterparties as well as the Company's non-performance risk is factored into the determination of the estimated fair value of the derivative financial instruments.

Long-Term Debt

The Company's subordinated notes, a component of long-term debt on the statements of condition, were recorded at fair value on a recurring basis. The Company estimated the fair value of the subordinated notes using a discounted cash flow approach using discount rates currently offered for new notes with similar remaining maturities and considering the Company's non-performance risk. The subordinated notes were classified as Level 3 measurements due to the use of significant unobservable inputs and management judgment and estimation. The subordinated notes were repaid by the Bank in March 2009.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

December 31, 2009
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$718,388	$2,404	$–	$720,792
Debt Securities Issued by States and Political Subdivisions	–	54,116	–	54,116
Debt Securities Issued by U.S. Government-Sponsored Enterprises	–	792	–	792
Mortgage-Backed Securities Issued by
Government Agencies	–	4,022,687	–	4,022,687
U.S. Government-Sponsored Enterprises	–	532,447	–	532,447

Total Mortgage-Backed Securities	–	4,555,134	–	4,555,134

Total Investment Securities Available-for-Sale	718,388	4,612,446	–	5,330,834

Mortgage Servicing Rights	–	–	15,332	15,332
Other Assets	8,979	–	–	8,979
Net Derivative Assets and Liabilities	–	891	(180)	711

Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2009	$727,367	$4,613,337	$15,152	$5,355,856

December 31, 2008
Investment Securities Trading
Mortgage-Backed Securities Issued by
Government Agencies	$–	$24,370	$–	$24,370
U.S. Government-Sponsored Enterprises	–	67,130	–	67,130

Total Investment Securities Trading	–	91,500	–	91,500

Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	576	2,985	–	3,561
Debt Securities Issued by States and Political Subdivisions	–	48,000	–	48,000
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1	233,026	–	233,027
Mortgage-Backed Securities Issued by
Government Agencies	–	429,130	–	429,130
U.S. Government-Sponsored Enterprises	–	1,493,461	55,715	1,549,176
Private-Label Mortgage-Backed Securities	–	256,313	–	256,313

Total Mortgage-Backed Securities	–	2,178,904	55,715	2,234,619

Other Debt Securities	–	32	–	32

Total Investment Securities Available-for-Sale	577	2,462,947	55,715	2,519,239

Mortgage Servicing Rights	–	–	19,553	19,553
Other Assets	6,674	–	–	6,674
Net Derivative Assets and Liabilities	–	(951)	3,051	2,100

Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2008	$7,251	$2,553,496	$78,319	$2,639,066

Long-Term Debt	$–	$–	$119,275	$119,275

Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008	$–	$–	$119,275	$119,275

The Company sold its investment securities trading portfolio during the year ended December 31, 2009. As of December 31, 2009, the Company had no liabilities measured at fair value on a recurring basis.

For the years ended December 31, 2009 and 2008, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

Assets (dollars in thousands)	Investment Securities Available-for-Sale [1]	Mortgage Servicing Rights [2]	Net Derivative Assets and Liabilities [3]	Total

Year Ended December 31, 2009
Balance as of January 1, 2009	$55,715	$19,553	$3,051	$78,319
Realized and Unrealized Net Gains (Losses):
Included in Net Income	–	(4,221)	14,314	10,093
Purchases, Sales, Issuances, and Settlements, Net	(55,715)	–	(17,545)	(73,260)

Balance as of December 31, 2009	$–	$15,332	$(180)	$15,152

Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2009	$–	$43	$(180)	$(137)

Liabilities (dollars in thousands)	Long-Term Debt [4]	Total

Year Ended December 31, 2009
Balance as of January 1, 2009	$119,275	$119,275
Unrealized Net Gains Included in Net Income	(304)	(304)
Purchases, Sales, Issuances, and Settlements, Net	(118,971)	(118,971)

Balance as of December 31, 2009	$–	$–

Assets (dollars in thousands)	Investment Securities Available-for-Sale [1]	Mortgage Servicing Rights [2]	Net Derivative Assets and Liabilities [3]	Total

Year Ended December 31, 2008
Balance as of January 1, 2008	$218,980	$27,588	$113	$246,681
Realized and Unrealized Net Gains (Losses):
Included in Net Income	–	(11,752)	11,566	(186)
Included in Other Comprehensive Income	1,478	–	–	1,478
Purchases, Sales, Issuances, and Settlements, Net	(164,743)	3,717	(8,628)	(169,654)

Balance as of December 31, 2008	$55,715	$19,553	$3,051	$78,319

Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2008	$–	$(9,331)	$3,051	$(6,280)

Liabilities (dollars in thousands)	Long-Term Debt [4]	Total

Year Ended December 31, 2008
Balance as of January 1, 2008	$129,032	$129,032
Unrealized Net Gains Included in Net Income	(3,645)	(3,645)
Purchases, Sales, Issuances, and Settlements, Net	(6,112)	(6,112)

Balance as of December 31, 2008	$119,275	$119,275

Total Unrealized Net Gains Included in Net Income
Related to Liabilities Still Held as of December 31, 2008	$(3,563)	$(3,563)

1
Unrealized gains and losses related to investment securities available-for-sale are reported as a component of other comprehensive income in the Company's consolidated statements of condition.

2
Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company's consolidated statements of income.

3
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company's consolidated statements of income. Realized and unrealized gains and losses related to interest rate swap agreements are recorded as a component of other noninterest income in the Company's consolidated statements of income.

4
Realized and unrealized gains and losses related to long-term debt were reported as a component of other noninterest income in the Company's consolidated statements of income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of December 31, 2009, there were no adjustments to fair value for the Company's assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP. The following presents the financial assets that the Company measured at fair value on a nonrecurring basis in accordance with GAAP as of December 31, 2008. As of December 31, 2008, there were no adjustments to fair value for the Company's liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Unrealized Losses

Loans Held for Sale	$–	$21,540	$–	$21,540	$–
Foreclosed Real Estate	–	428	–	428	(102)
Mortgage Servicing Rights -
Amortization Method	–	–	1,504	1,504	(292)

Total	$–	$21,968	$1,504	$23,472	$(394)

The Company's residential loans held for sale are reported on an aggregate basis at the lower of cost or fair value. Unrealized losses related to the Company's residential loans held for sale as of December 31, 2008 were less than $0.1 million. Foreclosed real estate is carried at the lower of cost or estimated fair value based on current appraisals, less estimated costs to sell. Unrealized losses related to the Company's foreclosed real estate as of December 31, 2008 were $0.1 million. The Company's mortgage servicing rights accounted for under the amortization method are periodically assessed for impairment. Unrealized losses related to the Company's mortgage servicing rights accounted for under the amortization method as of December 31, 2008 were $0.3 million. Goodwill is assessed annually for impairment, and more frequently if events or changes in circumstances indicate that there may be an impairment. The Company's low-income housing and other equity investments are amortized and are assessed at least annually for impairment. The Company's non-marketable equity securities, comprised of FHLB and FRB stock, are accounted for at cost which equals par or redemption value. These securities are periodically evaluated for impairment, considering the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Based on management's assessment, there was no write-down to fair value required for the Company's goodwill, low-income housing and other equity investments, or non-marketable equity securities as of December 31, 2008.

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

Loans Held for Sale

The estimated fair value of the Company's residential mortgage loans held for sale was determined based on quoted prices for similar loans in active markets. The estimated fair value of the Company's commercial loans held for sale was determined based on quoted prices for similar loans in active markets or agreed upon sales prices.

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

The following presents the carrying amount and fair values of the Company's financial instruments as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Instruments – Assets
Investment Securities Held-to-Maturity	$181,018	$186,668	$239,635	$242,175
Loans Held for Sale	16,544	16,552	21,540	21,540
Loans [1]	5,217,472	5,443,649	5,969,907	5,917,302
Financial Instruments – Liabilities
Deposits	9,409,676	9,421,423	8,292,098	8,313,471
Long-Term Debt [2]	81,338	83,265	75,000	73,925
1
Comprised of loans, net of unearned income and the Allowance related to loans.

2
Excludes capitalized lease obligations and subordinated notes which were recorded at fair value on the Company's Consolidated Statements of Condition as of December 31, 2008.

Note 20.        Bank of Hawaii Corporation Financial Statements

Condensed financial statements of the Parent were as follows:

Condensed Statements of Income

	Year Ended December 31,
(dollars in thousands)	2009	2008	2007

Income
Dividends From Bank of Hawaii	$123,774	$175,860	$175,003
Interest Income From Subsidiaries	130	755	2,887
Redemption of Visa Shares	–	13,737	–
Other Income	462	476	485

Total Income	124,366	190,828	178,375

Interest Expense
Commercial Paper	–	2	151
Long-Term Debt with Affiliated Grantor Trust	–	931	6,207
Privately Placed Notes	145	1,540	1,541

Total Interest Expense	145	2,473	7,899

Noninterest Expense
Intercompany Salaries and Services	925	1,100	935
Other Expenses	3,164	3,562	4,896

Total Noninterest Expense	4,089	4,662	5,831

Income Before Benefit (Provision) for Income Taxes and Equity in Undistributed Income of Subsidiaries	120,132	183,693	164,645
Benefit (Provision) for Income Taxes	2,489	(3,267)	4,108
Equity in Undistributed Income of Subsidiaries	21,412	11,787	14,950

Net Income	$144,033	$192,213	$183,703

Condensed Statements of Condition

	December 31,
(dollars in thousands)	2009	2008

Assets
Cash with Bank of Hawaii	$5,001	$5,037
Interest-Bearing Deposits with Bank of Hawaii	–	1,000
Funds Sold to Bank of Hawaii	77,000	56,300
Investment Securities Available-for-Sale	–	32
Goodwill	14,129	14,129
Income Taxes Receivable and Deferred Tax Asset	1,077	25,404
Other Assets	7,537	6,659
Equity in Net Assets of Bank of Hawaii	803,549	743,927
Equity in Net Assets of Other Subsidiaries	1,624	1,568

Total Assets	$909,917	$854,056

Liabilities
Accrued Interest Payable	$–	$513
Taxes Payable	5,564	26,637
Other Liabilities	8,380	11,202
Privately Placed Notes	–	25,000

Total Liabilities	13,944	63,352
Shareholders' Equity	895,973	790,704

Total Liabilities and Shareholders' Equity	$909,917	$854,056

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2009	2008	2007

Operating Activities
Net Income	$144,033	$192,213	$183,703
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Share-Based Compensation, Net of Tax	374	(1,067)	(3,253)
Undistributed Income of Bank of Hawaii	(21,412)	(11,787)	(14,950)
Net Change in Other Assets and Liabilities	(700)	9,841	86,190

Net Cash Provided by Operating Activities	122,295	189,200	251,690

Investing Activities
Capital Contribution to BOHC Investment Fund, LLC	–	(1,000)	(2,120)
Proceeds from Dissolution of Bancorp Hawaii Capital Trust I	–	3,093	–

Net Cash Provided by (Used in) Investing Activities	–	2,093	(2,120)

Financing Activities
Net Change in Short-Term Borrowings	–	(427)	(3,336)
Repayment of Long-Term Debt	(25,000)	(29,518)	(68,575)
Tax Benefits from Share-Based Compensation	278	1,825	3,524
Proceeds from Issuance of Common Stock	9,664	14,136	20,633
Repurchase of Common Stock	(1,337)	(62,015)	(99,656)
Cash Dividends Paid	(86,236)	(84,855)	(82,371)

Net Cash Used in Financing Activities	(102,631)	(160,854)	(229,781)

Net Change in Cash and Cash Equivalents	19,664	30,439	19,789
Cash and Cash Equivalents at Beginning of Period	62,337	31,898	12,109

Cash and Cash Equivalents at End of Period	$82,001	$62,337	$31,898

 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the Company's disclosure controls and procedures as of December 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Management assessed the Company's internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2009 based on the specified criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP's report on the Company's internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bank of Hawaii Corporation

We have audited Bank of Hawaii Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Bank of Hawaii Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Bank of Hawaii Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 22, 2010 expressed an unqualified opinion thereon.

                        /s/ Ernst & Young LLP

Honolulu, Hawaii
February 22, 2010

Item 9B. Other Information

None.

Part III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the Bank of Hawaii Corporation Proxy Statement for the annual meeting of shareholders to be held on April 23, 2010, as summarized below:

Item 10. Directors, Executive Officers and Corporate Governance

"Board of Directors"; "Audit Committee Report"; and "Section 16(a) Beneficial Ownership Reporting Compliance."

Information regarding the executive officers of the Parent is incorporated by reference from "Executive Officers of the Registrant" at the end of Part I of this report.

The Parent's Board of Directors has determined that Robert Huret and Mark A. Burak, members of the Parent's Audit Committee, are financial experts within the meaning of Section 3(a)(58) of the Exchange Act. These financial experts are independent within the meaning of Section 10A(m)(3) of the Exchange Act.

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

Item 15. Exhibits, Financial Statement Schedules

(a)
Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income – Years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Condition – December 31, 2009 and 2008

Consolidated Statements of Shareholders' Equity – Years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows – Years ended December 31, 2009, 2008, and 2007

Notes to Consolidated Financial Statements

All other schedules to the Consolidated Financial Statements stipulated by Article 9 of Regulation S-X and all other schedules to the financial statements of the registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Exhibit Table

Exhibit Number
3.1	Certificate of Incorporation of Bank of Hawaii Corporation (f/k/a Pacific Century Financial Corporation and Bancorp Hawaii, Inc.), as amended (incorporated by reference from Exhibit 3.1 to Bank of Hawaii Corporation's Annual Report on Form 10-K for its fiscal year ended December 31, 2005, as filed on February 28, 2006 (the "2005 10-K")).
3.2	Certificate of Amendment of Certificate of Incorporation of Bank of Hawaii Corporation (incorporated by reference from Exhibit 3.1 to Bank of Hawaii Corporation's Current Report on Form 8-K filed on April 30, 2008 (the "April 30, 2008 8-K")).
3.3	Amended and Restated By-Laws of Bank of Hawaii Corporation (incorporated by reference from Exhibit 3.2 to the April 30, 2008 8-K).
4.1	Instruments defining the rights of holders of long-term debt of Bank of Hawaii Corporation and its consolidated subsidiaries are not filed as exhibits because the amount of debt authorized under any such instruments does not exceed 10% of the total assets of Bank of Hawaii Corporation and its consolidated subsidiaries. Bank of Hawaii Corporation agrees to furnish a copy of any such instrument to the Commission upon request.
10.1	Bank of Hawaii Corporation's Executive Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to the 2005 10-K).*
10.2	Bank of Hawaii Corporation's Executive Base Salary Deferral Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation's Current Report on Form 8-K filed on December 22, 2005).*
10.3	Bank of Hawaii Corporation's Directors' Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.7 to the 2005 10-K).*
10.4	Bank of Hawaii Corporation's Director Stock Compensation Program, as amended (incorporated by reference from Exhibit 10.8 to the 2005 10-K).*
10.5	Bank of Hawaii Corporation's Amended and Restated Director Stock Compensation Plan (incorporated by reference from Appendix B to Bank of Hawaii Corporation's Definitive Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Shareholders filed on March 17, 2005).*
10.6	Bank of Hawaii Corporation's Amended and Restated Director Stock Compensation Plan – Restricted Stock Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2005, as filed on July 27, 2005 (the "June 30, 2005 10-Q")).*
10.7	Bank of Hawaii Corporation's Amended and Restated Director Stock Compensation Plan – Form of Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the June 30, 2005 10-Q).*
10.8	Bank of Hawaii Corporation's Stock Option Plan of 1994, as amended (incorporated by reference from Exhibit 10.12 to the 2005 10-K).*
10.9	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan (incorporated by reference from Appendix C to Bank of Hawaii Corporation's Definitive Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Shareholders, as filed on March 18, 2004).*
10.10	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan – Form of Stock Option Agreement (incorporated by reference from Exhibit 10.14 to the 2005 10-K).*
10.11	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan – Form of Service-Based Restricted Share Agreement (incorporated by reference from Exhibit 10.15 to the 2005 10-K).*

Exhibit Number
10.12	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan – Form of Performance-Based Restricted Share Agreement (incorporated by reference from Exhibit 10.16 to the 2005 10-K).*
10.13	Amendment 2007-1 to the Bank of Hawaii Corporation 2004 Stock and Incentive Compensation Plan (incorporated by reference from Exhibit 10.13 to the Bank of Hawaii Corporation's Annual Report on Form 10-K for its fiscal year ended December 31, 2007, as filed on February 25, 2008 (the "2007 10-K")).*
10.14	Bank of Hawaii Corporation's Amended and Restated Change-In-Control Retention Plan, (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on December 18, 2009).*
10.15	Amendment 2007-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.16 to the 2007 10-K).*
10.16	Board Resolution for Amendment to the Restricted Stock and Option Awards under the Bank of Hawaii Corporation's Amended and Restated Director Stock Compensation Plan (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on July 28, 2008).*
10.17	Grant to Peter S. Ho (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on December 22, 2008).*
10.18	Grants to Kent T. Lucien, Mark A. Rossi, and Mary E. Sellers (incorporated by reference from Item 5.02 and Exhibit 10.2 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 19, 2010).*
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification on Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

(b)
Response to this item is the same as Item 15(a).

(c)
Response to this item is the same as Item 15(a).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2010	Bank of Hawaii Corporation
	By:	/s/ Allan R. Landon Allan R. Landon Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2010

/s/ Allan R. Landon Allan R. Landon, Chairman of the Board and Chief Executive Officer	/s/ S. Haunani Apoliona S. Haunani Apoliona, Director
/s/ Mary G. F. Bitterman Mary G. F. Bitterman, Director	/s/ Mark A. Burak Mark A. Burak, Director
/s/ Michael J. Chun Michael J. Chun, Director	/s/ Clinton R. Churchill Clinton R. Churchill, Director
/s/ David A. Heenan David A. Heenan, Director	/s/ Robert Huret Robert Huret, Director
/s/ Kent T. Lucien Kent T. Lucien, Director and Chief Financial Officer	/s/ Martin A. Stein Martin A. Stein, Director
/s/ Donald M. Takaki Donald M. Takaki, Director	/s/ Barbara J. Tanabe Barbara J. Tanabe, Director
/s/ Robert W. Wo, Jr. Robert W. Wo, Jr., Director	/s/ Derek J. Norris Derek J. Norris Principal Accounting Officer