Form 10-Q
period 2010-03-31
BANK OF HAWAII CORP
filed 2010-04-19
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2010

or

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

Yes ☐  No ☒

As of April 13, 2010, there were 48,041,730 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

		Three Months Ended
		March 31,
(dollars in thousands, except per share amounts)	2010	2009
Interest Income
Interest and Fees on Loans and Leases	$77,271	$86,592
Income on Investment Securities
Trading	—	594
Available-for-Sale	43,841	32,301
Held-to-Maturity	1,863	2,567
Deposits	13	10
Funds Sold	309	577
Other	277	276
Total Interest Income	123,574	122,917
Interest Expense
Deposits	8,307	17,025
Securities Sold Under Agreements to Repurchase	6,429	6,652
Funds Purchased	7	5
Long-Term Debt	1,178	2,173
Total Interest Expense	15,921	25,855
Net Interest Income	107,653	97,062
Provision for Credit Losses	20,711	24,887
Net Interest Income After Provision for Credit Losses	86,942	72,175
Noninterest Income
Trust and Asset Management	11,708	11,632
Mortgage Banking	3,464	8,678
Service Charges on Deposit Accounts	13,814	13,386
Fees, Exchange, and Other Service Charges	14,504	14,976
Investment Securities Gains, Net	20,021	56
Insurance	2,715	5,641
Other	5,556	15,996
Total Noninterest Income	71,782	70,365
Noninterest Expense
Salaries and Benefits	44,564	47,028
Net Occupancy	10,144	10,328
Net Equipment	4,558	4,316
Professional Fees	1,992	2,549
FDIC Insurance	3,100	1,814
Other	17,348	21,898
Total Noninterest Expense	81,706	87,933
Income Before Provision for Income Taxes	77,018	54,607
Provision for Income Taxes	24,282	18,567
Net Income	$52,736	$36,040
Basic Earnings Per Share	$1.10	$0.76
Diluted Earnings Per Share	$1.09	$0.75
Dividends Declared Per Share	$0.45	$0.45
Basic Weighted Average Shares	47,914,412	47,566,005
Diluted Weighted Average Shares	48,289,427	47,802,249

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

	March 31,	December 31,	March 31,
(dollars in thousands)	2010	2009	2009
Assets
Interest-Bearing Deposits	$4,910	$8,755	$5,031
Funds Sold	269,410	291,546	895,595
Investment Securities
Available-for-Sale	5,447,239	5,330,834	3,106,608
Held-to-Maturity (Fair Value of $173,646; $186,668; and $233,633)	167,099	181,018	228,177
Loans Held for Sale	11,143	16,544	24,121
Loans and Leases	5,610,081	5,759,785	6,338,726
Allowance for Loan and Lease Losses	(146,358)	(143,658)	(134,416)
Net Loans and Leases	5,463,723	5,616,127	6,204,310
Total Earning Assets	11,363,524	11,444,824	10,463,842
Cash and Noninterest-Bearing Deposits	355,398	254,766	299,393
Premises and Equipment	110,310	110,976	114,536
Customers’ Acceptances	677	1,386	822
Accrued Interest Receivable	42,180	45,334	36,928
Foreclosed Real Estate	3,192	3,132	346
Mortgage Servicing Rights	26,082	25,970	23,528
Goodwill	31,517	31,517	34,959
Other Assets	502,790	496,922	473,774
Total Assets	$12,435,670	$12,414,827	$11,448,128

Liabilities
Deposits
Noninterest-Bearing Demand	$2,194,280	$2,252,083	$1,970,041
Interest-Bearing Demand	1,669,586	1,609,413	1,926,576
Savings	4,515,597	4,405,969	3,905,709
Time	1,114,621	1,142,211	1,410,465
Total Deposits	9,494,084	9,409,676	9,212,791
Funds Purchased	8,888	8,888	9,665
Short-Term Borrowings	7,317	6,900	10,000
Securities Sold Under Agreements to Repurchase	1,529,047	1,618,717	844,283
Long-Term Debt	90,309	90,317	59,003
Banker’s Acceptances	677	1,386	822
Retirement Benefits Payable	36,895	37,435	54,450
Accrued Interest Payable	7,766	7,026	10,010
Taxes Payable and Deferred Taxes	224,112	229,140	258,505
Other Liabilities	97,203	109,369	154,664
Total Liabilities	11,496,298	11,518,854	10,614,193
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: March 31, 2010 - 57,027,543 / 48,040,830; December 31, 2009 - 57,028,239 / 48,018,943; and March 31, 2009 - 57,019,595 / 47,803,544)	570	569	569
Capital Surplus	494,653	494,318	491,352
Accumulated Other Comprehensive Income (Loss)	18,063	6,925	(1,319)
Retained Earnings	874,305	843,521	802,195
Treasury Stock, at Cost (Shares: March 31, 2010 - 8,986,713; December 31, 2009 - 9,009,296; and March 31, 2009 - 9,216,051)	(448,219)	(449,360)	(458,862)
Total Shareholders’ Equity	939,372	895,973	833,935
Total Liabilities and Shareholders’ Equity	$12,435,670	$12,414,827	$11,448,128

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accum.
				Other
				Compre-
				hensive			Compre-
		Common	Capital	Income	Retained	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	(Loss)	Earnings	Stock	Income
Balance as of December 31, 2009	$895,973	$569	$494,318	$6,925	$843,521	$(449,360)
Comprehensive Income:
Net Income	52,736	—	—	—	52,736	—	$52,736
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	10,757	—	—	10,757	—	—	10,757
Amortization of Net Losses Related to Defined Benefit Plans	381	—	—	381	—	—	381
Total Comprehensive Income							$63,874
Share-Based Compensation	714	—	714	—	—	—
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits (52,481 shares)	1,785	1	(379)	—	(320)	2,483
Common Stock Repurchased (30,594 shares)	(1,342)	—	—	—	—	(1,342)
Cash Dividends Paid	(21,632)	—	—	—	(21,632)	—
Balance as of March 31, 2010	$939,372	$570	$494,653	$18,063	$874,305	$(448,219)

Balance as of December 31, 2008	$790,704	$568	$492,515	$(28,888)	$787,924	$(461,415)
Comprehensive Income:
Net Income	36,040	—	—	—	36,040	—	$36,040
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	27,243	—	—	27,243	—	—	27,243
Amortization of Net Losses Related to Defined Benefit Plans	326	—	—	326	—	—	326
Total Comprehensive Income							$63,609
Share-Based Compensation	235	—	235	—	—	—
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits (71,244 shares)	1,627	1	(1,398)	—	(258)	3,282
Common Stock Repurchased (21,071 shares)	(729)	—	—	—	—	(729)
Cash Dividends Paid	(21,511)	—	—	—	(21,511)	—
Balance as of March 31, 2009	$833,935	$569	$491,352	$(1,319)	$802,195	$(458,862)

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
Operating Activities
Net Income	$52,736	$36,040
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	20,711	24,887
Depreciation and Amortization	3,332	3,399
Amortization of Deferred Loan and Lease Fees	(623)	(625)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	10,799	1,211
Share-Based Compensation	714	235
Benefit Plan Contributions	(687)	(421)
Deferred Income Taxes	(5,780)	(3,811)
Net Gains on Investment Securities	(20,021)	(56)
Net Change in Trading Securities	—	91,500
Proceeds from Sales of Loans Held for Sale	117,261	398,376
Originations of Loans Held for Sale	(111,860)	(400,957)
Tax Benefits from Share-Based Compensation	(10)	(17)
Net Change in Other Assets and Other Liabilities	(22,495)	41,129
Net Cash Provided by Operating Activities	44,077	190,890

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	351,199	243,329
Proceeds from Sales	483,588	21,791
Purchases	(921,953)	(810,966)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	13,865	11,347
Net Change in Loans and Leases	132,316	177,913
Premises and Equipment, Net	(2,666)	(1,814)
Net Cash Provided by (Used in) Investing Activities	56,349	(358,400)

Financing Activities
Net Change in Deposits	84,408	920,693
Net Change in Short-Term Borrowings	(89,253)	(185,521)
Repayments of Long-Term Debt	—	(143,971)
Tax Benefits from Share-Based Compensation	10	17
Proceeds from Issuance of Common Stock	2,034	2,069
Repurchase of Common Stock	(1,342)	(729)
Cash Dividends Paid	(21,632)	(21,511)
Net Cash Provided by (Used In) Financing Activities	(25,775)	571,047

Net Change in Cash and Cash Equivalents	74,651	403,537
Cash and Cash Equivalents at Beginning of Period	555,067	796,482
Cash and Cash Equivalents at End of Period	$629,718	$1,200,019

Supplemental Information
Cash Paid for Interest	$15,182	$29,682
Cash Paid for Income Taxes	37,016	1,390
Non-Cash Investing Activity:
Transfer from Loans to Foreclosed Real Estate	60	—

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

Bank of Hawaii Corporation (the “Parent”) is a bank holding company headquartered in Honolulu, Hawaii.  Bank of Hawaii Corporation and its subsidiaries (the “Company”) provide a broad range of financial products and services to customers in Hawaii, Guam, and other Pacific Islands.  The Parent’s principal subsidiary is Bank of Hawaii (the “Bank”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three months ended
March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results may differ from those estimates and such differences could be material to the financial statements.

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010.  The adoption of these provisions of this ASU, which was subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition.  See Note 10 to the Consolidated Financial Statements for the disclosures required by this ASU.

This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted.  This provision of the ASU is effective for the Company’s reporting period ending March 31, 2011.  As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s statements of income and condition.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s investment securities as of March 31, 2010, December 31, 2009, and March 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2010
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$746,761	$7,050	$(958)	$752,853
Debt Securities Issued by States and Political Subdivisions	51,940	1,402	(16)	53,326
Debt Securities Issued by U.S. Government-Sponsored Enterprises	751	33	—	784
Mortgage-Backed Securities Issued by
Government Agencies	4,265,067	44,846	(6,274)	4,303,639
U.S. Government-Sponsored Enterprises	321,681	14,956	—	336,637
Total Mortgage-Backed Securities	4,586,748	59,802	(6,274)	4,640,276
Total	$5,386,200	$68,287	$(7,248)	$5,447,239
Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$55,834	$2,379	$—	$58,213
U.S. Government-Sponsored Enterprises	111,265	4,168	—	115,433
Total	$167,099	$6,547	$—	$173,646

December 31, 2009
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$711,223	$11,248	$(1,679)	$720,792
Debt Securities Issued by States and Political Subdivisions	52,742	1,391	(17)	54,116
Debt Securities Issued by U.S. Government-Sponsored Enterprises	751	41	—	792
Mortgage-Backed Securities Issued by
Government Agencies	4,015,816	26,900	(20,029)	4,022,687
U.S. Government-Sponsored Enterprises	509,225	23,276	(54)	532,447
Total Mortgage-Backed Securities	4,525,041	50,176	(20,083)	4,555,134
Total	$5,289,757	$62,856	$(21,779)	$5,330,834
Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$59,542	$1,879	$—	$61,421
U.S. Government-Sponsored Enterprises	121,476	3,771	—	125,247
Total	$181,018	$5,650	$—	$186,668

March 31, 2009
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$566,606	$1,898	$(501)	$568,003
Debt Securities Issued by States and Political Subdivisions	50,482	1,196	(68)	51,610
Debt Securities Issued by U.S. Government-Sponsored Enterprises	145,530	312	—	145,842
Mortgage-Backed Securities Issued by
Government Agencies	590,072	13,448	(1)	603,519
U.S. Government-Sponsored Enterprises	1,413,795	46,662	(4)	1,460,453
Private-Label Mortgage-Backed Securities	279,093	54	(27,068)	252,079
Total Mortgage-Backed Securities	2,282,960	60,164	(27,073)	2,316,051
Other Debt Securities	25,088	15	(1)	25,102
Total	$3,070,666	$63,585	$(27,643)	$3,106,608
Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$69,731	$2,276	$—	$72,007
U.S. Government-Sponsored Enterprises	158,446	3,213	(33)	161,626
Total	$228,177	$5,489	$(33)	$233,633

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of March 31, 2010.  Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Due in One Year or Less	$22,304	$87	$—	$22,391
Due After One Year Through Five Years	328,177	930	(283)	328,824
Due After Five Years Through Ten Years	93,930	992	(14)	94,908
Due After Ten Years	355,041	6,476	(677)	360,840
	799,452	8,485	(974)	806,963
Mortgage-Backed Securities Issued by
Government Agencies	4,265,067	44,846	(6,274)	4,303,639
U.S. Government-Sponsored Enterprises	321,681	14,956	—	336,637
Total Mortgage-Backed Securities	4,586,748	59,802	(6,274)	4,640,276
Total	$5,386,200	$68,287	$(7,248)	$5,447,239

Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$55,834	$2,379	$—	$58,213
U.S. Government-Sponsored Enterprises	111,265	4,168	—	115,433
Total	$167,099	$6,547	$—	$173,646

Investment securities pledged where the secured parties have the right to sell or repledge the investment securities had carrying values of $2.7 billion as of March 31, 2010 and December 31, 2009, and $2.3 billion as of March 31, 2009.  These investment securities were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

Gross gains on the sales of investment securities were $20.0 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.  Gross losses on the sales of investment securities were not material for the three months ended March 31, 2010 and 2009.  Realized gains and losses on investment securities were recorded in noninterest income using the specific identification method.

The Company’s temporarily impaired investment securities as of March 31, 2010, December 31, 2009, and March 31, 2009 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2010
Debt Securities Issued by the U.S. Treasury and Government Agencies	$205,860	$(937)	$1,627	$(21)	$207,487	$(958)
Debt Securities Issued by States and Political Subdivisions	875	(4)	322	(12)	1,197	(16)
Mortgage-Backed Securities Issued by Government Agencies	1,079,640	(6,274)	—	—	1,079,640	(6,274)
Total Temporarily Impaired Investment Securities	$1,286,375	$(7,215)	$1,949	$(33)	$1,288,324	$(7,248)

December 31, 2009
Debt Securities Issued by the U.S. Treasury and Government Agencies	$347,324	$(1,656)	$1,703	$(23)	$349,027	$(1,679)
Debt Securities Issued by States and Political Subdivisions	878	(5)	322	(12)	1,200	(17)
Mortgage-Backed Securities Issued by Government Agencies	2,171,588	(20,029)	—	—	2,171,588	(20,029)
U.S. Government-Sponsored Enterprises	8,982	(54)	—	—	8,982	(54)
Total Mortgage-Backed Securities	2,180,570	(20,083)	—	—	2,180,570	(20,083)
Total Temporarily Impaired Investment Securities	$2,528,772	$(21,744)	$2,025	$(35)	$2,530,797	$(21,779)

March 31, 2009
Debt Securities Issued by the U.S. Treasury and Government Agencies	$226,503	$(454)	$1,847	$(47)	$228,350	$(501)
Debt Securities Issued by States and Political Subdivisions	3,603	(48)	314	(20)	3,917	(68)
Mortgage-Backed Securities Issued by Government Agencies	7,948	(1)	—	—	7,948	(1)
U.S. Government-Sponsored Enterprises	22,306	(37)	—	—	22,306	(37)
Private-Label Mortgage-Backed Securities	5,360	(1,873)	235,859	(25,195)	241,219	(27,068)
Total Mortgage-Backed Securities	35,614	(1,911)	235,859	(25,195)	271,473	(27,106)
Other Debt Securities	—	—	34	(1)	34	(1)
Total Temporarily Impaired Investment Securities	$265,720	$(2,413)	$238,054	$(25,263)	$503,774	$(27,676)

The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2010, which were comprised of 69 securities, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

As of March 31, 2010, the gross unrealized losses reported for mortgage-backed securities relate to investment securities issued by the Government National Mortgage Association.

Note 3.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.1 billion as of March 31, 2010 and December 31, 2009, and $2.9 billion as of March 31, 2009.  All of the Company’s residential mortgage loans sold to third parties is sold on a non-recourse basis.  The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of the borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.8 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively.  Servicing income is recorded as a component of mortgage banking income in the Company’s Consolidated Statements of Income.  The Company’s residential mortgage loan servicing portfolio is comprised primarily of fixed rate loans concentrated in Hawaii.

For the three months ended March 31, 2010 and 2009, the change in the fair value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
Balance at Beginning of Period	$15,332	$19,553
Changes in Fair Value:
Due to Change in Valuation Assumptions [1]	(93)	(91)
Due to Paydowns and Other [2]	(432)	(1,558)
Total Changes in Fair Value of Mortgage Servicing Rights	(525)	(1,649)
Balance at End of Period	$14,807	$17,904

1        Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

2    Principally represents changes due to loan payoffs.

The Company established a new class of mortgage servicing rights, to be accounted for under the amortization method, beginning with servicing rights recognized on or after July 1, 2008.  For the three months ended March 31, 2010 and 2009, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method, net of a valuation allowance, was as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
Balance at Beginning of Period	$10,638	$1,796
Servicing Rights that Resulted From Asset Transfers	945	3,923
Amortization	(308)	(95)
Balance at End of Period	$11,275	$5,624
Valuation Allowance:
Balance at Beginning of Period	$—	$292
Recoveries	—	(292)
Balance at End of Period	$—	$—
Mortgage Servicing Rights Accounted for Under the Amortization Method, Net of a Valuation Allowance	$11,275	$5,624
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$14,853	$1,504
End of Period	$16,453	$6,158

The key assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of March 31, 2010 and 2009 were as follows:

	March 31,
	2010	2009
Weighted-Average Constant Prepayment Rate [1]	13.99%	16.85%
Weighted-Average Life (in years)	5.75	4.55
Weighted-Average Note Rate	5.23%	5.54%
Weighted-Average Discount Rate [2]	7.24%	6.44%

1    Represents annualized loan repayment rate assumption.

2   Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of March 31, 2010 and 2009 is presented in the following table.

	March 31,
(dollars in thousands)	2010	2009
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(385)	$(259)
Decrease in fair value from 50 bps adverse change	(709)	(517)
Discount Rate
Decrease in fair value from 25 bps adverse change	(402)	(280)
Decrease in fair value from 50 bps adverse change	(795)	(558)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear. Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 4.  Securities Sold Under Agreements to Repurchase

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities.  Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets.  As a result, securities sold under agreements to repurchase are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities.  The obligation to repurchase the securities is reflected as a liability in the Company’s Consolidated Statements of Condition, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts and are delivered to and held in collateral by third party trustees.  The Company has not entered into agreements in which the securities sold and the related liability was not recorded in the Consolidated Statements of Condition.

As of March 31, 2010, the contractual maturities of the Company’s securities sold under agreements to repurchase were as follows:

(dollars in thousands)	Amount
Overnight	$7,000
2 to 30 Days	658,247
31 to 90 Days	148,189
Over 90 Days	715,611
Total	$1,529,047

Note 5.  Accumulated Other Comprehensive Income (Loss)

The following table presents the change in accumulated other comprehensive income (loss) for the three months ended March 31, 2010 and 2009:

(dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax
March 31, 2010:
Net Unrealized Gains on Investment Securities
Available-for-Sale Arising During the Year	$39,983	$18,436	$21,547
Reclassification of Net Gains on Investment Securities
Available-for-Sale Included in Net Income	(20,021)	(9,231)	(10,790)
Change in Unrealized Gains and Losses on
Investment Securities Available-for-Sale	19,962	9,205	10,757
Amortization of Net Losses Related to Defined Benefit Plans	595	214	381
Change in Accumulated Other Comprehensive Income (Loss)	$20,557	$9,419	$11,138

March 31, 2009:
Net Unrealized Gains on Investment Securities
Available-for-Sale Arising During the Year	$42,679	$15,399	$27,280
Reclassification of Net Gains on Investment Securities
Available-for-Sale Included in Net Income	(56)	(19)	(37)
Change in Unrealized Gains and Losses on
Investment Securities Available-for-Sale	42,623	15,380	27,243
Amortization of Net Losses Related to Defined Benefit Plans	509	183	326
Change in Accumulated Other Comprehensive Income (Loss)	$43,132	$15,563	$27,569

Note 6.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share.  The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Denominator for Basic Earnings Per Share	47,914,412	47,566,005
Dilutive Effect of Stock Options	325,630	208,569
Dilutive Effect of Restricted Stock	49,385	27,675
Denominator for Diluted Earnings Per Share	48,289,427	47,802,249

For the three months ended March 31, 2010 and 2009, 233,924 and 472,572 shares of stock options and restricted stock, respectively, were outstanding but not included in the calculation of diluted earnings per share as they were antidilutive.

Note 7.  Business Segments

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

The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company’s overall asset and liability management activities on a proportionate basis.  The basis for the allocation of net interest income is a function of the Company’s assumptions that are subject to change based on changes in current interest rates and market conditions.  Funds transfer pricing also serves to transfer interest rate risk to Treasury.  However, the other business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions within guidelines.

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail life insurance products and provides merchant services to its small business customers.  Products and services from Retail Banking are delivered to customers through 71 Hawaii branch locations, 483 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

Commercial Banking

Commercial Banking offers products including corporate banking, commercial real estate loans, commercial lease financing, auto dealer financing, and deposit and cash management products.  Commercial lending, deposit, and cash management services are offered to middle-market and large companies in Hawaii.  Commercial real estate mortgages focus on customers that include investors, developers, and builders domiciled in Hawaii.  Commercial Banking also includes syndicated lending activities, international banking, and operations at the Bank’s 12 branches in the Pacific Islands.

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

Treasury

Treasury consists of corporate asset and liability management activities, including interest rate risk management and a foreign exchange business.  This segment’s assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, federal funds sold and purchased, government deposits, and short- and long-term borrowings.  The primary sources of noninterest income are from bank-owned life insurance and foreign exchange income related to customer driven currency requests from merchants and island visitors.  The net residual effect of the transfer pricing of assets and liabilities is included in Treasury, along with the elimination of intercompany transactions.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury provide a wide-range of support to the Company’s other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Selected business segment financial information as of and for the three months ended March 31, 2010 and 2009 were as follows:

	Retail	Commercial	Investment	Treasury and	Consolidated
(dollars in thousands)	Banking	Banking	Services	Other	Total
Three Months Ended March 31, 2010
Net Interest Income	$49,623	$40,838	$4,323	$12,869	$107,653
Provision for Credit Losses	15,356	5,141	215	(1)	20,711
Net Interest Income After Provision for Credit Losses	34,267	35,697	4,108	12,870	86,942
Noninterest Income	23,466	10,019	15,027	23,270	71,782
Noninterest Expense	(42,333)	(23,862)	(14,045)	(1,466)	(81,706)
Income Before Provision for Income Taxes	15,400	21,854	5,090	34,674	77,018
Provision for Income Taxes	(5,698)	(7,892)	(1,884)	(8,808)	(24,282)
Net Income	9,702	13,962	3,206	25,866	52,736
Total Assets as of March 31, 2010	$3,226,303	$2,420,063	$298,103	$6,491,201	$12,435,670

Three Months Ended March 31, 2009
Net Interest Income (Loss)	$55,803	$39,188	$3,992	$(1,921)	$97,062
Provision for Credit Losses	16,567	7,758	804	(242)	24,887
Net Interest Income (Loss) After Provision for Credit Losses	39,236	31,430	3,188	(1,679)	72,175
Noninterest Income	27,982	24,259	14,443	3,681	70,365
Noninterest Expense	(43,426)	(26,208)	(16,559)	(1,740)	(87,933)
Income Before Provision for Income Taxes	23,792	29,481	1,072	262	54,607
Provision for Income Taxes	(8,805)	(10,886)	(396)	1,520	(18,567)
Net Income	14,987	18,595	676	1,782	36,040
Total Assets as of March 31, 2009	$3,720,576	$2,697,807	$256,962	$4,772,783	$11,448,128

Note 8.  Pension Plans and Postretirement Benefit Plan

The components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan for the three months ended March 31, 2010 and 2009 were as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(dollars in thousands)	2010	2009	2010	2009
Service Cost	$—	$—	$117	$109
Interest Cost	1,294	1,285	439	419
Expected Return on Plan Assets	(1,642)	(1,332)	—	—
Amortization of:
Prior Service Credit	—	—	(53)	(53)
Net Actuarial Losses (Gains)	724	732	(76)	(119)
Net Periodic Benefit Cost	$376	$685	$427	$356

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the Consolidated Statements of Income.  For the three months ended March 31, 2010, the Company contributed $0.6 million to the pension plans and $0.1 million to the postretirement benefit plan.  The Company expects to contribute $3.0 million to the pension plans and $1.4 million to the postretirement benefit plan for the year ending December 31, 2010.

Note 9.  Derivative Financial Instruments

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of March 31, 2010, December 31, 2009, and March 31, 2009:

	As of March 31, 2010		As of December 31, 2009		As of March 31, 2009
Derivative Financial Instruments Not Designated as Hedging Instruments[1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Forward Commitments	$322	$12	$1,123	$5	$96	$770
Interest Rate Lock Commitments	598	82	564	580	2,978	13
Interest Rate Swap Agreements	21,106	21,285	18,834	18,998	31,152	31,372
Foreign Exchange Contracts	36	391	175	402	339	1,468
Total	$22,062	$21,770	$20,696	$19,985	$34,565	$33,623

1  Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the Consolidated Statements of Condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains and losses recognized in the statements of income for the three months ended March 31, 2010 and 2009:

Derivative Financial Instruments Not Designated	Location of Net Gains (Losses)	Three Months Ended March 31,
as Hedging Instruments (dollars in thousands)	Recognized in the Statements of Income	2010	2009
Forward Commitments	Mortgage Banking	$(319)	$587
Interest Rate Lock Commitments	Mortgage Banking	2,359	6,925
Interest Rate Swap Agreements	Other Noninterest Income	154	142
Foreign Exchange Contracts	Other Noninterest Income	746	598
Total		$2,940	$8,252

Management has received authorization from the Bank’s Board of Directors to use derivative financial instruments as an end-user in connection with its risk management activities and to accommodate the needs of its customers.  Derivative financial instruments are required to be carried at its estimated fair value on the Company’s Consolidated Statements of Condition.  As of March 31, 2010, December 31, 2009, and March 31, 2009, the Company did not designate any derivative financial instruments as fair value, cash flow, or net investment in foreign operations hedges.  The Company’s free-standing derivative financial instruments have been recorded at fair value on the Company’s Consolidated Statements of Condition.

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

The Company enters into forward commitments for the future delivery of residential mortgage loans to reduce interest rate risk associated with loans held for sale and interest rate lock commitments to fund loans at specified interest rates.  The forward commitments and interest rate lock commitments are free-standing derivatives which are carried at estimated fair value with changes recorded in the mortgage banking component of noninterest income.  Changes in the estimated fair value of forward commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

All of the Company’s interest rate swap agreements were to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third parties.  Changes in the estimated fair value of the Company’s interest rate swap agreements are included in other noninterest income in the Company’s Consolidated Statements of Income.

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

Note 10.  Fair Value of Assets and Liabilities

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

An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Management reviews and updates the fair value hierarchy classifications of the Company’s assets and liabilities on a quarterly basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Fair values of investment securities available-for-sale were primarily measured using information from a third-party pricing service.  This pricing service provides pricing information by utilizing evaluated pricing models supported with market data information.  Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data from market research publications.  If quoted prices were available in an active market, investment securities were classified as Level 1 measurements.  Level 1 investment securities included debt securities issued by the U.S. Treasury.  If quoted prices in active markets were not available, fair values were estimated primarily by the use of pricing models.  Level 2 investment securities were primarily comprised of mortgage-backed securities issued by government agencies and U.S. government-sponsored enterprises.  In certain cases where there were limited or less transparent information provided by the Company’s third-party pricing service, fair value was estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued.  As of March 31, 2010, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

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

Other Assets

Other assets recorded at fair value on a recurring basis are primarily comprised of investments related to deferred compensation arrangements.  Quoted prices for these investments, primarily in mutual funds, are available in active markets.  Thus, the Company’s investments related to deferred compensation arrangements are classified as Level 1 measurements in the fair value hierarchy.

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of forward commitments, interest rate lock commitments, interest rate swap agreements, and foreign exchange contracts.  The fair values of forward commitments are deemed Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate lock commitments are calculated using a discounted cash flow approach utilizing inputs such as the fall-out ratio.  The fall-out ratio is derived from the Bank’s internal data and is adjusted using significant management judgment as to the percentage of loans which are currently in a lock position which will ultimately not close.  The fair values of interest rate swap agreements are also calculated using a discounted cash flow approach and utilize inputs such as the London Inter Bank Offered Rate swap curve, effective date, maturity date, notional amount, and stated interest rate.  Interest rate lock commitments and interest rate swap agreements are deemed Level 3 measurements as significant unobservable inputs and management judgment is required.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as spot rates of the specific currency and yield curves.  Foreign exchange contracts are deemed Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required.

The Company is exposed to credit risk if the counterparties fail to perform.  The Company seeks to minimize credit risk through credit approvals, limits, monitoring procedures, and collateral requirements.  The Company generally enters into transactions with counterparties that carry high quality credit ratings.  Credit risk associated with the counterparties as well as the Company’s non-performance risk is factored into the determination of the estimated fair value of the derivative financial instruments.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, December 31, 2009, and March 31, 2009:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2010
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$750,556	$2,297	$—	$752,853
Debt Securities Issued by States and Political Subdivisions	—	53,326	—	53,326
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	784	—	784
Mortgage-Backed Securities Issued by
Government Agencies	—	4,303,639	—	4,303,639
U.S. Government-Sponsored Enterprises	—	336,637	—	336,637
Total Mortgage-Backed Securities	—	4,640,276	—	4,640,276
Total Investment Securities Available-for-Sale	750,556	4,696,683	—	5,447,239
Mortgage Servicing Rights	—	—	14,807	14,807
Other Assets	10,033	—	—	10,033
Net Derivative Assets and Liabilities	—	(45)	337	292
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2010	$760,589	$4,696,638	$15,144	$5,472,371

December 31, 2009
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$718,388	$2,404	$—	$720,792
Debt Securities Issued by States and Political Subdivisions	—	54,116	—	54,116
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	792	—	792
Mortgage-Backed Securities Issued by
Government Agencies	—	4,022,687	—	4,022,687
U.S. Government-Sponsored Enterprises	—	532,447	—	532,447
Total Mortgage-Backed Securities	—	4,555,134	—	4,555,134
Total Investment Securities Available-for-Sale	718,388	4,612,446	—	5,330,834
Mortgage Servicing Rights	—	—	15,332	15,332
Other Assets	8,979	—	—	8,979
Net Derivative Assets and Liabilities	—	891	(180)	711
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2009	$727,367	$4,613,337	$15,152	$5,355,856

March 31, 2009
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$565,131	$2,872	$—	$568,003
Debt Securities Issued by States and Political Subdivisions	—	51,610	—	51,610
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	145,842	—	145,842
Mortgage-Backed Securities Issued by
Government Agencies	—	603,519	—	603,519
U.S. Government-Sponsored Enterprises	—	1,460,453	—	1,460,453
Private-Label Mortgage-Backed Securities	—	252,079	—	252,079
Total Mortgage-Backed Securities	—	2,316,051	—	2,316,051
Other Debt Securities	—	25,102	—	25,102
Total Investment Securities Available-for-Sale	565,131	2,541,477	—	3,106,608
Mortgage Servicing Rights	—	—	17,904	17,904
Other Assets	6,343	—	—	6,343
Net Derivative Assets and Liabilities	—	(1,803)	2,745	942
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2009	$571,474	$2,539,674	$20,649	$3,131,797

For the three months ended March 31, 2010 and 2009, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

		Mortgage	Net Derivative
		Servicing	Assets and
Assets (dollars in thousands)		Rights [1]	Liabilities [2]	Total
Three Months Ended March 31, 2010
Balance as of January 1, 2010		$15,332	$(180)	$15,152
Realized and Unrealized Net Gains (Losses):
Included in Net Income		(525)	2,513	1,988
Purchases, Sales, Issuances, and Settlements, Net		—	(1,996)	(1,996)
Balance as of March 31, 2010		$14,807	$337	$15,144

Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2010		$(93)	$337	$244

	Investment	Mortgage	Net Derivative
	Securities	Servicing	Assets and
Assets (dollars in thousands)	Available-for-Sale [3]	Rights [1]	Liabilities [2]	Total
Three Months Ended March 31, 2009
Balance as of January 1, 2009	$55,715	$19,553	$3,051	$78,319
Realized and Unrealized Net Gains (Losses):
Included in Net Income	—	(1,649)	7,067	5,418
Purchases, Sales, Issuances, and Settlements, Net	(55,715)	—	(7,373)	(63,088)
Balance as of March 31, 2009	$—	$17,904	$2,745	$20,649

Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2009	$—	$(92)	$2,745	$2,653

Liabilities (dollars in thousands)	Long-Term Debt [4]	Total
Three Months Ended March 31, 2009
Balance as of January 1, 2009	$119,275	$119,275
Unrealized Net Gains Included in Net Income	(304)	(304)
Purchases, Sales, Issuances, and Settlements, Net	(118,971)	(118,971)
Balance as of March 31, 2009	$—	$—

1        Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

2        Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income. Realized and unrealized gains and losses related to interest rate swap agreements are recorded as a component of other noninterest income in the Company’s consolidated statements of income.

3        Unrealized gains and losses related to investment securities available-for-sale are reported as a component of other comprehensive income in the Company’s consolidated statements of condition.

4        Realized and unrealized gains and losses related to long-term debt were reported as a component of other noninterest income in the Company’s consolidated statements of income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or impairment write-downs of individual assets.  As of March 31, 2010, December 31, 2009, and March 31, 2009, there were no adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

Loans Held for Sale

The estimated fair value of the Company’s residential mortgage loans held for sale was determined based on quoted prices for similar loans in active markets.  The estimated fair value of the Company’s commercial loans held for sale was determined based on quoted prices for similar loans in active markets or agreed upon sales prices.

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

The following presents the carrying amount and fair values of the Company’s financial instruments as of March 31, 2010, December 31, 2009, and March 31, 2009:

		March 31, 2010		December 31, 2009		March 31, 2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$167,099	$173,646	$181,018	$186,668	$228,177	$233,633
Loans Held for Sale	11,143	11,124	16,544	16,552	24,121	24,189
Loans [1]	5,074,571	5,332,043	5,217,472	5,443,649	5,780,140	5,794,067
Financial Instruments - Liabilities
Deposits	9,494,084	9,506,092	9,409,676	9,421,423	9,212,791	9,229,447
Long-Term Debt [2]	81,338	81,429	81,338	83,265	50,000	50,252

1  Comprised of loans, net of unearned income and the allowance for loan losses.

2  Excludes capitalized lease obligations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic and business environment in our service area and elsewhere, credit quality, our contributions to the Company’s pension plans and the postretirement benefit plan, and other financial and business matters in future periods.  Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and globally; 3) the effect of the increase in government intervention in the U.S. financial system; 4) competitive pressure among financial services and products; 5) the impact of legislation and changes in the regulatory environment; 6) changes in fiscal and monetary policies of the markets in which we operate; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) unpredicted costs and other consequences of legal or regulatory matters involving the Company; 13) resumption of common stock repurchases; and 14) geopolitical risk, military or terrorist activity, natural disasters, or adverse weather, public health, and other conditions impacting us and our customers’ operations.  For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, refer to the section entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, and subsequent periodic and current reports, filed with the U.S. Securities and Exchange Commission (the “SEC”).  Words such as “appears,” “may,” “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements.  We do not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

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

The Bank, directly and through its subsidiaries, provides a broad range of financial services to businesses, consumers, and governments in Hawaii, Guam, and other Pacific Islands.  References to “we,” “our,” “us,” or the “Company” refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes.

Our vision is “exceptional people building exceptional value for our customers, our island communities, our shareholders, and each other.”  “Maximizing shareholder value over time” remains our governing objective.

In striving to achieve our vision and governing objective, our business plan is balanced between growth and risk management, including the flexibility to adjust, given the uncertainties in the current economy.  We remain concerned about increases in interest rates, inflation, and the unintended consequences of increased government intervention.  In 2010, we intend to continue to focus on asset quality, reserve and capital levels, and liquidity, as well as opportunities to further serve our customers.

Hawaii Economy

The first quarter of 2010 reflects general stability in Hawaii’s economy.  Visitor arrivals improved slightly and spending, while still weak, showed signs of stabilization.  Some sectors are beginning to add modest numbers of jobs, although additional public sector job losses remain a risk.  Hawaii’s seasonally-adjusted unemployment rate was 6.9% at the end of February 2010 compared to the national rate of 9.7%.  Home sales on Oahu continue to improve and prices have stabilized, although sales on Hawaiian islands other than Oahu continue to lag.  Private construction activity appears to be at a low and the sector may begin to see more benefit from Federal and State spending programs.

Financial Highlights

For the first quarter of 2010, net income was $52.7 million, an increase of $16.7 million or 46% compared to the first quarter of 2009.  Diluted earnings per share were $1.09 per share, an increase of $0.34 per share from the first quarter of 2009.  Our higher net income for the first quarter of 2010 was primarily due to the following:

•                  Net interest income increased by $10.6 million in the first quarter of 2010, reflecting lower funding costs.  Also contributing to the increase in net interest income was $2.8 million in interest recoveries recorded in the first quarter of 2010.

•                  Net gains from the sale of investment securities increased by $20.0 million in the first quarter of 2010.

•                  Noninterest expense decreased by $6.2 million in the first quarter of 2010, reflecting lower levels of salaries and benefits, legal claims and contingencies, and operational losses.

•                  The provision for credit losses (the “Provision”) decreased by $4.2 million in the first quarter of 2010.

The impact of these items were partially offset by a $5.2 million decrease in mortgage banking income as a result of lower origination volume, as well as the gains from the sale of our equity interest in two watercraft leveraged leases in the first quarter of 2009.  We recorded pre-tax gains of $10.0 million and after-tax gains of $6.2 million as a result of the sale of our equity interest in these leveraged leases.

A more detailed discussion of the changes in the various components of net income is presented in the following sections of MD&A.

We continued to strengthen our balance sheet in the first quarter of 2010 with increased funding, reserves for credit losses, liquidity, and capital.

•                  Total deposits were $9.5 billion as of March 31, 2010, an increase of $84.4 million or 1% from December 31, 2009, and an increase of $281.3 million or 3% from March 31, 2009.

•                  Our Allowance for Loan and Lease Losses (the “Allowance”) was $146.4 million as of March 31, 2010, an increase of $2.7 million or 2% from December 31, 2009, and an increase of $11.9 million or 9% from March 31, 2009.  The ratio of our Allowance to total loans and leases outstanding increased to 2.61% as of March 31, 2010, compared to 2.49% as of December 31, 2009, and 2.12% as of March 31, 2009.

•                  Non-performing assets were $41.6 million as of March 31, 2010, a decrease of $6.7 million or 14% from December 31, 2009.

•                  We continued to invest excess liquidity conservatively in mortgage-backed securities issued by the Government National Mortgage Association, as well as U.S. Treasury Notes, Bonds, and Inflation-Protected Securities.

•                  We continued to increase our capital levels during the first quarter of 2010.  Shareholders’ equity was $939.4 million as of March 31, 2010, an increase of $43.4 million or 5% from December 31, 2009, and an increase of $105.4 million or 13% from March 31, 2009.

•                  Our Tier 1 capital ratio was 15.93% as of March 31, 2010, compared to 14.84% as of December 31, 2009, and 11.98% as of March 31, 2009.  Our ratio of tangible common equity to risk-weighted assets was 16.75% as of March 31, 2010, compared to 15.45% as of December 31, 2009, and 12.47% as of March 31, 2009.

Table 1 presents our financial highlights for the three months ended March 31, 2010 and 2009 and as of March 31, 2010, December 31, 2009, and March 31, 2009.

Financial Highlights			Table 1
		Three Months Ended
		March 31,
(dollars in thousands, except per share amounts)		2010	2009
For the Period:
Operating Results
Net Interest Income		$107,653	$97,062
Provision for Credit Losses		20,711	24,887
Total Noninterest Income		71,782	70,365
Total Noninterest Expense		81,706	87,933
Net Income		52,736	36,040
Basic Earnings Per Share		1.10	0.76
Diluted Earnings Per Share		1.09	0.75
Dividends Declared Per Share		0.45	0.45

Performance Ratios
Return on Average Assets		1.73%	1.32%
Return on Average Shareholders’ Equity		22.54	17.86
Efficiency Ratio [1]		45.54	52.52
Operating Leverage [2]		1.99	2.41
Net Interest Margin [3]		3.72	3.76
Dividend Payout Ratio [4]		40.91	59.21
Average Shareholders’ Equity to Average Assets		7.67	7.37

Average Balances
Average Loans and Leases		$5,686,923	$6,446,513
Average Assets		12,377,785	11,096,322
Average Deposits		9,390,615	8,751,374
Average Shareholders’ Equity		949,073	818,218

Market Price Per Share of Common Stock
Closing		$44.95	$32.98
High		50.42	45.24
Low		41.60	25.33

	March 31,	December 31,	March 31,
	2010	2009	2009
As of Period End:
Balance Sheet Totals
Loans and Leases	$5,610,081	$5,759,785	$6,338,726
Total Assets	12,435,670	12,414,827	11,448,128
Total Deposits	9,494,084	9,409,676	9,212,791
Long-Term Debt	90,309	90,317	59,003
Total Shareholders’ Equity	939,372	895,973	833,935

Asset Quality
Allowance for Loan and Lease Losses	$146,358	$143,658	$134,416
Non-Performing Assets [5]	41,624	48,331	40,329

Financial Ratios
Allowance to Loans and Leases Outstanding	2.61%	2.49%	2.12%
Tier 1 Capital Ratio [6]	15.93	14.84	11.98
Total Capital Ratio [7]	17.20	16.11	13.24
Leverage Ratio [8]	6.97	6.76	6.92
Tangible Common Equity to Total Assets [9]	7.30	6.96	6.97
Tangible Common Equity to Risk-Weighted Assets [9]	16.75	15.45	12.47

Non-Financial Data
Full-Time Equivalent Employees	2,400	2,418	2,587
Branches and Offices	83	83	85
ATMs	483	485	463

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

6        Tier 1 Capital Ratio as of December 31, 2009 and March 31, 2009 was revised from 14.88% and 12.02%, respectively.

7        Total Capital Ratio as of December 31, 2009 and March 31, 2009 was revised from 16.15% and 13.28%, respectively.

8        Leverage Ratio as of December 31, 2009 and March 31, 2009 was revised from 6.78% and 6.94%, respectively.

9        Tangible common equity, a non-GAAP financial measure, is defined by the Company as shareholders’ equity minus goodwill and intangible assets.  Intangible assets are included as a component of other assets in the Consolidated Statements of Condition.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 2.  An analysis of the change in net interest income, on a taxable equivalent basis, is presented in Table 3.

Average Balances and Interest Rates - Taxable Equivalent Basis				Table 2
	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$5.8	$—	0.92%	$4.9	$—	0.84%
Funds Sold	463.1	0.3	0.27	912.9	0.6	0.25
Investment Securities
Trading	—	—	—	48.8	0.6	4.87
Available-for-Sale	5,241.0	44.1	3.37	2,628.7	32.5	4.95
Held-to-Maturity	174.1	1.9	4.28	235.0	2.6	4.37
Loans Held for Sale	8.8	0.5	23.80	21.8	0.2	4.41
Loans and Leases [1]
Commercial and Industrial	788.5	10.2	5.25	1,031.3	10.4	4.11
Commercial Mortgage	838.0	10.5	5.09	730.6	9.6	5.32
Construction	108.0	1.3	4.99	154.1	1.6	4.21
Commercial Lease Financing	407.4	3.4	3.33	462.9	3.7	3.16
Residential Mortgage	2,160.6	30.9	5.73	2,437.4	36.3	5.96
Home Equity	909.4	11.3	5.02	1,028.7	13.0	5.13
Automobile	272.6	5.2	7.73	356.3	7.0	7.94
Other [2]	202.4	3.9	7.76	245.2	4.8	7.86
Total Loans and Leases	5,686.9	76.7	5.44	6,446.5	86.4	5.40
Other	79.8	0.3	1.39	79.7	0.3	1.39
Total Earning Assets [3]	11,659.5	123.8	4.27	10,378.3	123.2	4.77
Cash and Noninterest-Bearing Deposits	229.8			243.4
Other Assets	488.5			474.6
Total Assets	$12,377.8			$11,096.3

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,662.0	0.3	0.07	$1,888.6	0.3	0.06
Savings	4,434.2	4.4	0.40	3,533.0	8.2	0.94
Time	1,136.5	3.6	1.29	1,500.8	8.5	2.30
Total Interest-Bearing Deposits	7,232.7	8.3	0.47	6,922.4	17.0	1.00
Short-Term Borrowings	28.7	—	0.10	18.7	—	0.11
Securities Sold Under Agreements to Repurchase	1,531.7	6.4	1.68	935.4	6.7	2.85
Long-Term Debt	90.3	1.2	5.25	148.2	2.2	5.88
Total Interest-Bearing Liabilities	8,883.4	15.9	0.72	8,024.7	25.9	1.30
Net Interest Income		$107.9			$97.3
Interest Rate Spread			3.55%			3.47%
Net Interest Margin			3.72%			3.76%
Noninterest-Bearing Demand Deposits	2,157.9			1,829.0
Other Liabilities	387.4			424.4
Shareholders’ Equity	949.1			818.2
Total Liabilities and Shareholders’ Equity	$12,377.8			$11,096.3

1        Non-performing loans and leases are included in the respective average loan and lease balances.  Income, if any, on such loans and leases is recognized on a cash basis.

2        Comprised of other consumer revolving credit, installment, and consumer lease financing.

3        Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $239,000 and $226,000 for the three months ended March 31, 2010 and 2009, respectively.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis			Table 3
	Three Months Ended March 31, 2010
	Compared to March 31, 2009
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(0.3)	$—	$(0.3)
Investment Securities
Trading	(0.3)	(0.3)	(0.6)
Available-for-Sale	24.4	(12.8)	11.6
Held-to-Maturity	(0.7)	—	(0.7)
Loans Held for Sale	(0.2)	0.5	0.3
Loans and Leases
Commercial and Industrial	(2.7)	2.5	(0.2)
Commercial Mortgage	1.3	(0.4)	0.9
Construction	(0.6)	0.3	(0.3)
Commercial Lease Financing	(0.5)	0.2	(0.3)
Residential Mortgage	(4.0)	(1.4)	(5.4)
Home Equity	(1.4)	(0.3)	(1.7)
Automobile	(1.6)	(0.2)	(1.8)
Other [2]	(0.8)	(0.1)	(0.9)
Total Loans and Leases	(10.3)	0.6	(9.7)
Total Change in Interest Income	12.6	(12.0)	0.6

Change in Interest Expense:
Interest-Bearing Deposits
Savings	1.7	(5.5)	(3.8)
Time	(1.7)	(3.2)	(4.9)
Total Interest-Bearing Deposits	—	(8.7)	(8.7)
Securities Sold Under Agreements to Repurchase	3.1	(3.4)	(0.3)
Long-Term Debt	(0.8)	(0.2)	(1.0)
Total Change in Interest Expense	2.3	(12.3)	(10.0)

Change in Net Interest Income	$10.3	$0.3	$10.6

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

As demand for new lending opportunities remained soft in 2009 and into 2010, we invested some of our liquidity into investment securities.

Net interest income, on a taxable equivalent basis, increased by $10.6 million or 11% in the first quarter of 2010 compared to the same period in 2009, primarily due to lower funding costs on our interest-bearing liabilities.  Our net interest margin decreased by 4 basis points in the first quarter of 2010 compared to the same period in 2009.

Rates paid on our interest-bearing liabilities decreased by 58 basis points in the first quarter of 2010 compared to the same period in 2009, reflective of the re-pricing of our liabilities at lower interest rates.  Rates paid on our interest-bearing deposits decreased by 53 basis points and rates paid on our securities sold under agreement to repurchase decreased by 117 basis points, primarily due to lower rates paid on placements with government entities.  Partially offsetting our lower funding costs were lower yields received on our interest-earning assets in the first quarter of 2010 compared to the same period in 2009.  Yields on our interest-earning assets decreased by 50 basis points in the first quarter of 2010 compared to the same period in 2009, primarily due to the lower yields in our investment securities portfolio.  Although average balances of our investment securities available-for-sale portfolio increased by $2.6 billion, yields decreased by 158 basis points as a result of a lower risk and lower yield investment strategy.  Also contributing to the lower yields on our interest-earning assets was a 23 basis point decrease in our yields earned on our residential mortgage loan portfolio, primarily due to customers refinancing their loans at lower interest rates.  Partially offsetting the lower yields on these interest-earning assets was a 114 basis point increase in our yields on commercial and industrial loans due to a $2.4 million interest recovery in February 2010 related to a loan that was charged-off in 2002.  We also recognized a $0.4 million interest recovery on a commercial loan held for sale in March 2010.

Average balances of our interest-earning assets increased by $1.3 billion or 12% in the first quarter of 2010 compared to the same period in 2009, primarily due to the previously noted $2.6 billion increase in our investment securities available-for-sale portfolio.  The deployment of funds was primarily made in mortgage-backed securities issued by government agencies and debt securities issued by the U.S. Treasury.  Partially offsetting the increase in our investment securities available-for-sale portfolio was a $759.6 million or 12% decrease in our average loans and leases in the first quarter of 2010 compared to the same period in 2009.  This decrease was due to continued pay downs in loan and lease balances, along with weak demand for new lending opportunities.  Average balances of our interest-bearing liabilities increased by $858.7 million or 11% in the first quarter of 2010 compared to the same period in 2009.  The average balances in our savings deposits increased by $901.2 million, primarily due to the continued success of our bonus rate savings and business money market savings products.  This increase was partially offset by a $364.3 million decrease in average time deposit balances, as some customers moved their deposits to more liquid savings products, and a $226.6 million decrease in our average interest-bearing demand deposit balances, as some customers sought higher yielding deposit products.  Also contributing to the increase in our average interest-bearing liabilities was a $596.3 million increase in average balances of securities sold under agreements to repurchase in the first quarter of 2010 compared to the same period in 2009.  This increase was primarily due to a government entity moving funds from a savings account to an account under securities sold under agreements to repurchase.

Provision for Credit Losses

The Provision reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of our credit quality.  We recorded a Provision of $20.7 million in the first quarter of 2010 compared to a Provision of $24.9 million in the first quarter of 2009.  The lower Provision recorded in the first quarter of 2010 reflects stabilizing economic conditions, partially offset by continued weakness in our consumer loan portfolios.  For further discussion on the Allowance, see the “Corporate Risk Profile — Reserve for Credit Losses” section in MD&A.

Noninterest Income

Noninterest income increased by $1.4 million or 2% in the first quarter of 2010 compared to the same period in 2009.

Trust and asset management income remained relatively unchanged in the first quarter of 2010 compared to the same period in 2009.  Mutual fund management fees decreased by $1.3 million primarily due to an increase in fee waivers in our money market funds due to low yields, as well as a decline in our money market fund holdings.  However, the decrease was entirely offset by increases in other fees such as special service fees, agency fees, and tax service fees.  Total trust assets under administration were $10.1 billion as of March 31, 2010, $9.9 billion as of December 31, 2009, and $9.1 billion as of March 31, 2009.

Mortgage banking income decreased by $5.2 million or 60% in the first quarter of 2010 compared to the same period in 2009.  This decrease was primarily due to lower loan origination volume for the quarter, the result of lower refinancing activity due to higher interest rates on conforming saleable mortgage-based products in the first quarter of 2010 compared to the same period in 2009.  Residential mortgage loan originations were $151.5 million in the first quarter of 2010, a $337.7 million or 69% decrease compared to the same period in 2009.  Residential mortgage loan sales were $113.3 million in the first quarter of 2010, a $285.1 million or 72% decrease compared to the same period in 2009.

Service charges on deposit accounts were $13.8 million for the first quarter of 2010 compared to $13.4 million for the same period in 2009.  These results include overdraft fees.  Beginning on July 1, 2010 for new customers and August 15, 2010 for existing customers, federal rules will prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one-time debit card transaction which will cause an overdraft unless the customer consents in advance (“opts-in”).  In the first quarter of 2010, we charged customers approximately $6.3 million in overdraft fees for ATM and one-time debit card transactions.

Investment securities net gains were $20.0 million in the first quarter of 2010 compared to $0.1 million in the first quarter of 2009.  We sold available-for-sale investment securities in the first quarter of 2010 to preserve capital levels while managing our duration and extension risk in a potentially rising interest rate environment in future reporting periods.

Insurance income decreased by $2.9 million or 52% in the first quarter of 2010 compared to the same period in 2009.  This decrease was largely due to the sale of assets of our retail insurance brokerage operation, Bank of Hawaii Insurance Services, Inc. in June 2009, and our wholesale insurance business, BOH Wholesale Insurance Agency, Inc. (formerly known as Triad Insurance Agency, Inc.) in October 2009.  Partially offsetting this decrease was a $0.4 million increase in income from annuity and life insurance products.

Other noninterest income decreased by $10.4 million or 65% in the first quarter of 2010 compared to the same period in 2009.  This decrease was primarily due to a $10.0 million pre-tax gain from the sale of our equity interest in two watercraft leveraged leases in the first quarter of 2009.

Noninterest Expense

Noninterest expense decreased by $6.2 million or 7% in the first quarter of 2010 compared to the same period in 2009.

Table 4 presents the components of salaries and benefits expense for the first quarter of 2010 and 2009.

Salaries and Benefits	Table 4
	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
Salaries	$29,143	$29,845
Incentive Compensation	3,446	3,292
Share-Based Compensation and Cash Grants for the Purchase of Company Stock	556	787
Commission Expense	1,346	2,255
Retirement and Other Benefits	4,109	4,619
Payroll Taxes	3,433	3,500
Medical, Dental, and Life Insurance	2,480	2,664
Separation Expense	51	66
Total Salaries and Benefits	$44,564	$47,028

Salaries and benefits expense decreased by $2.5 million or 5% in the first quarter of 2010 compared to the same period in 2009.  This decrease was primarily due to a $0.9 million decrease in commission expense, a $0.7 million decrease in base salaries as a result of fewer full-time equivalent employees, and a $0.5 million decrease in retirement and other benefits.

Federal Deposit Insurance Corporation (“FDIC”) insurance expense increased by $1.3 million or 71% in the first quarter of 2010 compared to the same period in 2009.  The increase was primarily due to the Company fully utilizing its credits from the Federal Deposit Insurance Reform Act of 2005, which were available to offset our deposit insurance assessments, in March 2009.

Other noninterest expense decreased by $4.6 million or 21% in the first quarter of 2010 compared to the same period in 2009.  This decrease was primarily due to:

•                  $1.8 million reduction in expenses related to legal claims and contingencies;

•                  $1.2 million decrease in operational losses; and

•                  $0.9 million premium recorded in the first quarter of 2009 related to the early repayment of our $25.0 million privately placed notes.

Provision for Income Taxes

Table 5 presents our provision for income taxes and effective tax rates for the first quarter of 2010 and 2009.

Provision for Income Taxes and Effective Tax Rates	Table 5
	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
Provision for Income Taxes	$24,282	$18,567
Effective Tax Rates	31.53%	34.00%

The lower effective tax rate for the first quarter of 2010 compared to the same period in 2009 was primarily due to the expected utilization of capital losses on the sale of a low-income housing investment.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities was $5.6 billion as of March 31, 2010, $5.5 billion as of December 31, 2009, and $3.3 billion as of March 31, 2009.  The increase in the carrying value of our investment securities from December 31, 2009 and March 31, 2009 was primarily due to additional investments made in mortgage-backed securities issued by government agencies and debt securities issued by the U.S. Treasury.  These investments in high grade securities with base durations of less than three years, allows us to maintain flexibility to redeploy funds as opportunities may arise.  Gross unrealized gains in our investment securities portfolio were $74.8 million as of March 31, 2010, $68.5 million as of December 31, 2009, and $69.1 million as of March 31, 2009.

Gross unrealized losses on our temporarily impaired investment securities were $7.2 million as of March 31, 2010, $21.8 million as of December 31, 2009, and $27.7 million as of March 31, 2009.  As of March 31, 2010, the gross unrealized losses were primarily related to mortgage-backed securities issued by government agencies attributable to changes in interest rates, relative to when the investment securities were purchased.

As of March 31, 2010, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.  As of March 31, 2010, we also did not own any private-label mortgage backed securities.  See Note 2 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances					Table 6
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2010	2009	2009	2009	2009
Commercial
Commercial and Industrial	$782,298	$795,167	$845,056	$932,444	$1,000,640
Commercial Mortgage	834,086	841,431	777,498	788,226	726,193
Construction	104,349	108,395	137,414	140,455	153,754
Lease Financing	398,939	412,933	458,696	468,030	454,822
Total Commercial	2,119,672	2,157,926	2,218,664	2,329,155	2,335,409
Consumer
Residential Mortgage	2,138,094	2,190,677	2,246,729	2,309,971	2,402,061
Home Equity	892,109	921,571	952,076	977,632	1,016,381
Automobile	260,472	283,937	299,657	309,877	343,642
Other [1]	199,734	205,674	214,232	223,276	241,233
Total Consumer	3,490,409	3,601,859	3,712,694	3,820,756	4,003,317
Total Loans and Leases	$5,610,081	$5,759,785	$5,931,358	$6,149,911	$6,338,726

1  Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of March 31, 2010 decreased by $149.7 million or 3% from December 31, 2009 and decreased by $728.6 million or 11% from March 31, 2009.

Commercial loans and leases as of March 31, 2010 decreased by $38.3 million or 2% from December 31, 2009, with balances decreasing in all commercial lending categories during the first quarter of 2010.  Demand for commercial lending opportunities continues to remain soft as a result of current economic conditions.  Commercial loans and leases as of March 31, 2010 decreased by $215.7 million or 9% from March 31, 2009.  Commercial loans and leases decreased in all lending categories, except for commercial mortgage, which was consistent with the slow economy in Hawaii and our efforts to reduce risk in our positions in Shared National Credits and leveraged leases.  The increase in our commercial mortgage portfolio from March 31, 2009 was primarily due to one new commercial credit added in the second quarter of 2009 and our purchase of a $47.5 million portfolio of seasoned loans, secured by real estate in Hawaii, in December 2009.

Consumer loans and leases as of March 31, 2010 decreased by $111.5 million or 3% from December 31, 2009 and decreased by $512.9 million or 13% from March 31, 2009.  Balances in all consumer lending categories decreased over the past 12 months due to reduced customer demand in a slow economy as well as our disciplined underwriting approach.

Table 7 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 7
	March 31,	December 30,	September 30,	June 30,	March 31,
(dollars in thousands)	2010	2009	2009	2009	2009
Commercial
Hawaii
Commercial and Industrial	$628,777	$632,415	$649,686	$685,333	$661,733
Commercial Mortgage	763,913	769,303	701,712	701,135	640,224
Construction	104,349	108,395	133,668	134,638	146,258
Lease Financing	38,021	39,664	43,079	45,507	50,311
U.S. Mainland [1]
Commercial and Industrial	80,449	90,345	121,495	171,062	232,772
Commercial Mortgage	2,415	2,570	4,050	14,086	14,210
Construction	—	—	3,746	5,817	6,220
Lease Financing	324,054	335,507	378,605	385,064	372,008
Guam
Commercial and Industrial	58,890	62,197	62,599	64,151	73,595
Commercial Mortgage	64,419	66,113	68,205	69,667	70,056
Construction	—	—	—	—	1,276
Lease Financing	17,724	18,600	17,848	18,293	14,479
Other Pacific Islands
Commercial and Industrial	6,560	7,047	7,557	8,470	9,343
Commercial Mortgage	1,230	1,330	1,409	1,510	1,609
Foreign [2]
Commercial and Industrial	7,622	3,163	3,719	3,428	23,197
Commercial Mortgage	2,109	2,115	2,122	1,828	94
Lease Financing	19,140	19,162	19,164	19,166	18,024
Total Commercial	2,119,672	2,157,926	2,218,664	2,329,155	2,335,409
Consumer
Hawaii
Residential Mortgage	1,948,831	1,996,713	2,046,966	2,103,104	2,189,237
Home Equity	851,957	879,903	908,051	931,010	967,570
Automobile	192,759	208,130	216,843	219,346	239,960
Other [3]	156,985	159,010	163,092	167,695	181,102
U.S. Mainland [1]
Home Equity	18,608	19,659	21,093	23,222	25,876
Automobile	26,198	29,645	32,675	36,302	41,785
Guam
Residential Mortgage	181,837	186,374	192,078	198,941	204,902
Home Equity	19,107	19,043	19,884	20,223	19,726
Automobile	38,381	42,482	46,095	49,799	56,665
Other [3]	21,792	23,630	25,639	27,475	29,518
Other Pacific Islands
Residential Mortgage	7,426	7,590	7,685	7,926	7,922
Home Equity	2,437	2,966	3,048	3,177	3,209
Automobile	3,134	3,680	4,044	4,430	5,232
Other [3]	20,951	23,027	25,497	28,096	30,609
Foreign [2]
Other [3]	6	7	4	10	4
Total Consumer	3,490,409	3,601,859	3,712,694	3,820,756	4,003,317
Total Loans and Leases	$5,610,081	$5,759,785	$5,931,358	$6,149,911	$6,338,726

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

Other Assets

Table 8 presents the major components of other assets as of March 31, 2010, December 31, 2009, and March 31, 2009.

Other Assets			Table 8
	March 31,	December 31,	March 31,
(dollars in thousands)	2010	2009	2009
Bank-Owned Life Insurance	$204,310	$202,649	$197,863
Federal and State Tax Deposits	83,400	82,500	82,500
Federal Home Loan Bank and Federal Reserve Bank Stock	79,758	79,758	79,705
Prepaid Expenses	49,700	49,789	11,685
Low-Income Housing and Other Equity Investments	28,199	27,814	29,490
Derivative Financial Instruments	22,062	20,696	34,565
Accounts Receivable	13,411	13,821	16,530
Other	21,950	19,895	21,436
Total Other Assets	$502,790	$496,922	$473,774

Other assets as of March 31, 2010 increased by $5.9 million or 1% from December 31, 2009.  The increase in other assets from December 31, 2009 was primarily due to a $2.3 million increase in the estimated fair value of our customer-related interest rate swap accounts, which have off-setting amounts recorded in other liabilities.  Also contributing to the increase in other assets was a $1.7 million increase in the value of our bank-owned life insurance and a $0.9 million increase each in our federal tax deposit account and in receivable balances related to the sale of investment securities which were in the process of settlement as of period end.

Other assets as of March 31, 2010 increased by $29.0 million or 6% from March 31, 2009.  The increase in other assets from March 31, 2009 was primarily due to a $42.3 million prepayment of our FDIC quarterly risk-based assessments for 2010, 2011, and 2012 which was made in December 2009.  The remaining balance of this prepayment to the FDIC was $39.7 million as of March 31, 2010.  Also contributing to the increase in other assets was a $6.4 million increase in the value of our bank-owned life insurance.  This was partially offset by a $12.5 million decrease in the estimated fair value of our derivative financial instruments and a $2.9 million decrease in accounts receivable, arising in the normal course of business.

As of March 31, 2010, the carrying value of our Federal Home Loan Bank of Seattle (“FHLB”) stock was $61.3 million.  Our investment in the FHLB is a condition of membership and, as such, is required to obtain credit and other services from the FHLB.  As of December 31, 2009, the FHLB met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its primary regulator, the Federal Housing Finance Agency, due to several factors including the possibility that further declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements.  Due to this determination, the FHLB remains unable to repurchase or redeem capital stock or to pay dividends.  The Bank continues to use and has access to the services of the FHLB.  Management considers several factors in evaluating impairment including the commitment of the issuer to perform its obligations and to provide services to the Bank.  Based upon the foregoing, management has not recorded an impairment of the carrying value of our FHLB stock as of March 31, 2010.

Deposits

Table 9 presents the composition of our deposits by major customer categories.

Deposits					Table 9
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2010	2009	2009	2009	2009
Consumer	$4,940,576	$4,926,567	$4,776,626	$4,747,612	$4,702,494
Commercial	4,125,587	4,114,583	4,002,068	3,828,521	3,645,842
Public and Other	427,921	368,526	471,406	443,528	864,455
Total Deposits	$9,494,084	$9,409,676	$9,250,100	$9,019,661	$9,212,791

Deposit balances as of March 31, 2010 increased by $84.4 million or 1% from December 31, 2009.  The increase was primarily due to a $79.8 million increase in our bonus rate savings products, a $46.2 million increase in our qualified public money management accounts, and a $38.0 million increase in our public time deposits.  This was partially offset by a $68.7 million decrease in our analyzed business checking accounts.

Deposit balances as of March 31, 2010 increased by $281.3 million or 3% from March 31, 2009.  The increase was primarily due to a $421.1 million increase in our bonus rate savings products, a $386.8 million increase in our business money market savings accounts, and a $181.1 million increase in our business checking accounts.  This was partially offset by a $403.2 million decrease in our commercial and consumer time deposits and a $319.8 decrease in our qualified public money management accounts.

Table 10 presents the composition of our savings deposits.

Savings Deposits					Table 10
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2010	2009	2009	2009	2009
Money Market	$2,005,902	$1,967,554	$2,008,094	$1,769,023	$1,607,375
Regular Savings	2,509,695	2,438,415	2,357,163	2,285,016	2,298,334
Total Savings Deposits	$4,515,597	$4,405,969	$4,365,257	$4,054,039	$3,905,709

Table 11 presents our quarterly average balance of time deposits of $100,000 or more.

Average Time Deposits of $100,000 or More					Table 11
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2010	2009	2009	2009	2009
Average Time Deposits	$655,594	$670,985	$709,323	$738,488	$851,582

Borrowings and Long-Term Debt

Borrowings consisted of funds purchased and short-term borrowings, including commercial paper.  Borrowings were $16.2 million as of March 31, 2010, a $0.4 million or 3% increase from December 31, 2009, and a $3.5 million or 18% decrease from March 31, 2009.  We manage the level of our borrowings to provide adequate sources of liquidity.  Due to our high level of deposits and increased capital levels, we have minimized the level of borrowings as a source of funds.

Long-term debt was $90.3 million as of March 31, 2010, relatively unchanged from December 31, 2009, and a $31.3 million or 53% increase from March 31, 2009.  The increase in long-term debt from March 31, 2009 was primarily due to a May 2009 transaction in which we replaced an existing leveraged lease with a direct financing lease with a sub-lessee to the leveraged lease transaction.  This resulted in the recognition of $32.4 million in non-recourse debt on the Consolidated Statements of Condition, which was previously not recognized as an obligation of the Company under leveraged lease accounting treatment.

Securities Sold Under Agreements to Repurchase

Table 12 presents the composition of our securities sold under agreements to repurchase as of March 31, 2010, December 31, 2009, and March 31, 2009.

Securities Sold Under Agreements to Repurchase			Table 12
	March 31,	December 31,	March 31,
(dollars in thousands)	2010	2009	2009
Government Entities	$854,047	$943,717	$169,283
Private Institutions	675,000	675,000	675,000
Total Securities Sold Under Agreements to Repurchase	$1,529,047	$1,618,717	$844,283

Securities sold under agreements to repurchase as of March 31, 2010 decreased by $89.7 million or 6% from December 31, 2009.  The decrease was primarily due to our ongoing evaluation of our liquidity position.  Securities sold under agreements to repurchase as of March 31, 2010 increased by $684.8 million or 81% from March 31, 2009.  The increase was primarily due to new placements to accommodate local government entities.  As of March 31, 2010, the weighted average maturity was 40 days for our securities sold under agreements to repurchase with government entities and 7.04 years for securities sold under agreements to repurchase with private institutions, subject to the private institutions’ right to terminate agreements at earlier specified dates which could decrease the weighted average maturity to 352 days.  As of March 31, 2010, $125.0 million of our securities sold under agreements to repurchase placed with private institutions were indexed to the London Inter Bank Offered Rate (“LIBOR”) with the remaining $550.0 million at fixed interest rates.  If the agreements indexed to LIBOR with private institutions are not terminated by specified dates, the interest rates on the agreements become fixed, at rates ranging from 4.25% to 5.00%, for the remaining term of the respective agreements.  As of March 31, 2010, the weighted average interest rate for outstanding agreements with government entities and private institutions was 0.14% and 3.65%, respectively.  We have not entered into agreements in which the securities sold and the related liability was not recorded in the Consolidated Statements of Condition.

Shareholders’ Equity

As of March 31, 2010, shareholders’ equity was $939.4 million, an increase of $43.4 million or 5% from December 31, 2009, and an increase of $105.4 million or 13% from March 31, 2009.  The increase in shareholders’ equity from December 31, 2009 was primarily due to earnings for the first quarter of 2010 of $52.7 million and changes in the fair value of our investment securities available-for-sale, net of tax, of $10.8 million.  The change in fair value of our investment securities available-for-sale, net of tax, was primarily due to favorable interest rate movements and the larger investment securities portfolio as of March 31, 2010.  This was partially offset by cash dividends paid of $21.6 million.  Consistent with our strategy to build capital levels, we have not repurchased shares of our common stock in 2010.  Further discussion on our capital structure is included in the “Corporate Risk Profile — Capital Management” section of MD&A.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, Investment Services, and Treasury.

Table 13 summarizes net income from our business segments for the three months ended March 31, 2010 and 2009. Additional information about segment performance is presented in Note 7 to the Consolidated Financial Statements.

Business Segment Net Income		Table 13
	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Retail Banking	$9,702	$14,987
Commercial Banking	13,962	18,595
Investment Services	3,206	676
Total	26,870	34,258
Treasury and Other	25,866	1,782
Consolidated Total	$52,736	$36,040

Retail Banking

Net income decreased by $5.3 million or 35% in the first quarter of 2010 compared to the same period in 2009, primarily due to a decrease in net interest income and noninterest income.  This was partially offset by a decrease in the Provision and noninterest expense.  The $6.2 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances.  The $4.5 million decrease in noninterest income was primarily due to lower mortgage banking income, a result of lower originations and sales activity.  The $1.2 million decrease in the Provision was primarily due to a reduction in the allocation to the segment’s home equity portfolio.  The $1.1 million decrease in noninterest expense was primarily due to lower commissions expense from lower mortgage originations and sales activity.

Commercial Banking

Net income decreased by $4.6 million or 25% in the first quarter of 2010 compared to the same period in 2009, primarily due to a decrease in noninterest income.  This was partially offset by a decrease in the Provision and noninterest expense, as well as an increase in net interest income.  The $14.2 million decrease in noninterest income was primarily due to the $10.0 million pre-tax gain on the sale of our equity interest in two watercraft leveraged leases as well as the sale of assets of our wholesale and retail insurance businesses in 2009.  The $2.6 million decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment.  The $2.3 million decrease in noninterest expense was primarily due to the aforementioned sale of assets of our wholesale and retail insurance businesses in 2009.  The $1.7 million increase in net interest income was primarily due to an interest recovery on a previously charged-off loan.

Investment Services

Net income increased by $2.5 million in the first quarter of 2010 compared to the same period in 2009, primarily due to a decrease in noninterest expense and the Provision, as well as an increase in noninterest income.  The $2.5 million decrease in noninterest expense was primarily due to lower other operating and allocated expenses.  The $0.6 million decrease in the Provision was due to lower net charge-offs of loans in the segment.  The $0.6 million increase in noninterest income was primarily due to higher annuity, life insurance, and securities fee income from the segment’s full-service brokerage.

Treasury

Net income increased by $24.1 million in the first quarter of 2010 compared to the same period in 2009, primarily due to higher noninterest income and net interest income, partially offset by a $10.3 million increase in the provision for income taxes.  The $19.6 million increase in noninterest income was primarily due to gains on sales of investment securities.  The $14.8 million increase in net interest income was primarily due to a decrease in the funding cost of the segment’s deposit balances.

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

Corporate Risk Profile

Credit Risk

As of March 31, 2010, our overall credit risk position is reflective of a weak, but stabilizing economy, with non-performing assets remaining at elevated levels, although at lower levels than December 31, 2009.  The decline in visitor arrivals appears to be stabilizing, and spending, while still weak, also showed signs of stabilization.  The construction and real estate industries in Hawaii remain weak.  Hawaii’s seasonally-adjusted unemployment rate increased slightly from 6.8% in December 2009 to 6.9% in February 2010.  We have experienced higher delinquencies and loss rates in our loan and lease portfolio, with the primary impact in our commercial and industrial, construction, and mortgage-related consumer lending portfolios.  However, as noted in Table 14, balances in our loan and lease portfolio which demonstrate a higher risk profile have decreased from December 31, 2009.

Residential home building loans represent $53.7 million or 51% of our total commercial construction portfolio balance as of March 31, 2010.  Higher risk exposure in our residential home building portfolio was $29.5 million as of March 31, 2010, of which $3.3 million was included in non-performing assets.  As of March 31, 2010, $6.1 million of this higher risk exposure relates to residential development projects outside of Oahu.  The decrease in our higher risk exposure from December 31, 2009 was primarily due to the repayment of a $3.0 million loan, which was partially offset by the addition of a $2.2 million loan to this category.

Land loans in our residential mortgage portfolio often represents higher risk due to the volatility in the value of the underlying collateral.  Our Hawaii residential land loan portfolio was $33.5 million as of March 31, 2010, of which $28.8 million related to properties on Hawaiian islands other than Oahu.

Higher Risk Loans Outstanding					Table 14
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2010	2009	2009	2009	2009
Residential Home Building	$29,475	$31,067	$38,592	$22,850	$8,536
Residential Land Loans	33,514	37,873	43,128	47,871	50,663
Home Equity Loans	24,595	28,076	24,339	21,832	19,431
Air Transportation	39,743	50,426	60,996	62,148	76,303

The higher risk segment within our Hawaii home equity lending portfolio was $24.6 million or 3% of our total home equity loans outstanding as of March 31, 2010.  The higher risk segment within our Hawaii home equity portfolio includes those loans originated in 2005 or later, with current monitoring credit scores below 600, and with original loan-to-value (“LTV”) ratios greater than 70%.

We also continue to have elevated risk in our air transportation portfolio.  As of March 31, 2010, included in our commercial leasing portfolio were four leveraged leases on aircraft that were originated in the 1990’s and prior. Outstanding credit exposure related to these leveraged leases was $28.1 million as of March 31, 2010 and $38.4 million as of December 31,

2009. The decrease in our air transportation credit exposure from December 31, 2009 was primarily due to the sale of our equity interest in an aircraft leveraged lease in the first quarter of 2010.  Relative to our total loan and lease portfolio, domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, consumer demand, and marginal pricing power. We believe that volatile fuel costs, coupled with a weak economy, could place additional pressure on the financial health of air transportation carriers for the foreseeable future.

These higher risk loans and leases have been considered in our quarterly evaluation of the adequacy of the Allowance.

Non-Performing Assets

Table 15 presents information on non-performing assets (“NPA”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More					Table 15
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2010	2009	2009	2009	2009
Non-Performing Assets [1]
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$3,342	$6,646	$9,924	$10,511	$21,839
Commercial Mortgage	1,662	1,167	1,193	1,219	—
Construction	7,297	8,154	15,534	6,548	5,001
Lease Financing	73	631	690	956	910
Total Commercial	12,374	16,598	27,341	19,234	27,750
Consumer
Residential Mortgage	23,214	19,893	16,718	16,265	9,230
Home Equity	2,844	5,153	3,726	2,567	1,620
Other [2]	—	550	550	550	1,383
Total Consumer	26,058	25,596	20,994	19,382	12,233
Total Non-Accrual Loans and Leases	38,432	42,194	48,335	38,616	39,983
Non-Accrual Loans Held for Sale	—	3,005	—	—	—
Foreclosed Real Estate	3,192	3,132	201	438	346
Total Non-Performing Assets	$41,624	$48,331	$48,536	$39,054	$40,329
Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$2,192	$623	$137	$13	$—
Construction	2,170	—	3,005	—	—
Lease Financing	—	120	—	—	257
Total Commercial	4,362	743	3,142	13	257
Consumer
Residential Mortgage	8,136	8,979	5,951	4,657	4,794
Home Equity	1,608	2,210	1,698	2,879	1,720
Automobile	571	875	749	769	776
Other [2]	1,345	886	739	1,270	1,100
Total Consumer	11,660	12,950	9,137	9,575	8,390
Total Accruing Loans and Leases Past Due 90 Days or More	$16,022	$13,693	$12,279	$9,588	$8,647
Restructured Loans Not Included in Non-Accrual Loans and Accruing Loans Past Due 90 Days or More	$15,686	$7,274	$7,578	$2,307	$—
Total Loans and Leases	$5,610,081	$5,759,785	$5,931,358	$6,149,911	$6,338,726
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.69%	0.73%	0.81%	0.63%	0.63%
Ratio of Non-Performing Assets to Total Loans and Leases, Loans Held for Sale, and Foreclosed Real Estate	0.74%	0.84%	0.82%	0.63%	0.63%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases, Commercial Loans Held for Sale, and Commercial Foreclosed Real Estate	0.72%	1.03%	1.23%	0.82%	1.19%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.76%	0.72%	0.57%	0.52%	0.31%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases, Loans Held for Sale, and Foreclosed Real Estate	1.02%	1.07%	1.02%	0.79%	0.77%

Quarter to Quarter Changes in Non-Performing Assets [1]
Balance at Beginning of Quarter	$48,331	$48,536	$39,054	$40,329	$14,949
Additions	9,533	14,874	22,856	22,459	29,164
Reductions
Payments	(5,689)	(4,128)	(6,899)	(15,593)	(874)
Return to Accrual Status	(3,505)	(1,818)	(3,373)	(230)	(768)
Sales of Foreclosed Real Estate	—	(38)	(237)	—	(82)
Charge-offs/Write-downs	(7,046)	(9,095)	(2,865)	(7,911)	(2,060)
Total Reductions	(16,240)	(15,079)	(13,374)	(23,734)	(3,784)
Balance at End of Quarter	$41,624	$48,331	$48,536	$39,054	$40,329

1  Excluded from non-performing assets were contractually binding non-accrual loans held for sale of $4.2 million, $7.7 million, and $5.2 million as of December 31, 2009, September 30, 2009, and June 30, 2009, respectively.

2  Comprised of other revolving credit, installment, and lease financing.

NPAs are comprised of non-accrual loans and leases, non-accrual loans held for sale, and foreclosed real estate.  Changes in the level of non-accrual loans and leases typically represent increases for loans and leases that reach a specified past due status, offset by reductions for loans and leases that are charged-off, sold, transferred to foreclosed real estate, or are no longer classified as non-accrual because they return to accrual status.

Overall credit quality reflects a stabilizing economy, albeit with NPAs at elevated levels.  Our NPAs were $41.6 million as of March 31, 2010, a decrease of $6.7 million from December 31, 2009.  This decrease was primarily due to the repayment of a $3.0 million non-accrual commercial construction loan that had been classified as held for sale, as well as a $3.3 million decrease in non-accrual commercial and industrial loans and a $2.3 million decrease in non-accrual home equity loans.  This was partially offset by a $3.3 million increase in non-accrual residential mortgage loans during the first quarter of 2010.  The ratio of our NPAs to total loans and leases, loans held for sale, and foreclosed real estate was 0.74% as of March 31, 2010, compared to 0.84% as of December 31, 2009.  Although NPAs are at lower levels compared to December 31, 2009, NPAs may increase in future periods due to an often lengthy resolution period in addressing problem loans and leases.

Commercial and industrial NPAs decreased by $3.3 million from December 31, 2009, primarily due to $2.1 million in net charge-offs and the payoff of a $0.9 million loan.

Construction loan NPAs decreased by $0.9 million from December 31, 2009, primarily due to the partial charge-off of an existing non-accrual loan.  Non-accrual loan exposure in this portfolio is comprised of four construction loans.  We have evaluated each of these loans for impairment and have taken partial charge-offs on two of these loans and we believe that we are well-secured on the third loan.  The fourth loan is also well-secured, with a 12% LTV ratio, as it represents the senior tranche in a structured loan with a high level of subordination.

Residential mortgage NPAs increased by $3.3 million from December 31, 2009, primarily due to the addition to non-accrual status of eight owner-occupant loans in Hawaii totaling $6.1 million.  This was partially offset by the removal from NPAs of 27 non-accrual residential mortgage loans totaling $2.4 million during the first quarter of 2010.  As of March 31, 2010, our residential mortgage loan NPAs were comprised of 78 loans with a weighted average current LTV ratio of 75%.

Home Equity NPAs decreased by $2.3 million from December 31, 2009, primarily due to increased charge-offs during the first quarter of 2010.

Impaired loans are defined as loans which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans primarily consisted of non-accrual commercial loans, as well as commercial and consumer loans whose terms have been modified in a troubled debt restructuring (“TDR”).   Impaired loans were $33.3 million as of March 31, 2010, $24.7 million as of December 31, 2009, and $26.4 million as of March 31, 2009.  Impaired loans had a related Allowance of $1.2 million as of March 31, 2010, $2.3 million as of December 31, 2009, and $4.6 million as of March 31, 2009.

We had loans whose terms had been modified in a TDR of $19.8 million as of March 31, 2010, primarily in our residential mortgage, commercial mortgage, and consumer automobile loan portfolios.  Loans modified in a TDR were primarily the result of the modification of interest rates to below market rates and extensions of maturity dates.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $16.0 million as of March 31, 2010, a $2.3 million increase from December 31, 2009 and a $7.4 million increase from March 31, 2009.  The increase from December 31, 2009 was primarily due to two commercial loans past due 90 days or more and still accruing interest as of March 31, 2010.  Both loans are in the process of being restructured and the borrowers are continuing to make interest payments.  We expect that the loans will be returned to current status.  The increase from March 31, 2009 was due to the two commercial loans noted above, as well as increased delinquency activity in our consumer loans.  The weak economy has adversely affected consumer delinquency activity, particularly in our portfolios that are affected by residential real estate.

Reserve for Credit Losses

Table 16 presents the activity in our reserve for credit losses.

Reserve for Credit Losses			Table 16
	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2010	2009	2009
Balance at Beginning of Period	$149,077	$148,077	$128,667
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(3,906)	(3,148)	(6,464)
Commercial Mortgage	(303)	—	—
Construction	(857)	(4,515)	—
Lease Financing	(190)	(9,409)	(20)
Consumer
Residential Mortgage	(3,255)	(2,697)	(827)
Home Equity	(7,436)	(3,489)	(2,316)
Automobile	(2,027)	(2,209)	(2,982)
Other [1]	(2,822)	(2,981)	(3,577)
Total Loans and Leases Charged-Off	(20,796)	(28,448)	(16,186)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	858	189	542
Commercial Mortgage	24	45	—
Construction	—	476	—
Lease Financing	1	50	2
Consumer
Residential Mortgage	422	340	145
Home Equity	100	125	96
Automobile	753	842	727
Other [1]	627	580	705
Total Recoveries on Loans and Leases Previously Charged-Off	2,785	2,647	2,217
Net Loans and Leases Charged-Off	(18,011)	(25,801)	(13,969)
Provision for Credit Losses	20,711	26,801	24,887
Provision for Unfunded Commitments	—	—	250
Balance at End of Period [2]	$151,777	$149,077	$139,835

Components
Allowance for Loan and Lease Losses	$146,358	$143,658	$134,416
Reserve for Unfunded Commitments	5,419	5,419	5,419
Total Reserve for Credit Losses	$151,777	$149,077	$139,835

Average Loans and Leases Outstanding	$5,686,923	$5,847,820	$6,446,513

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	1.28%	1.75%	0.88%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	2.61%	2.49%	2.12%

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

The level of the Allowance is adjusted by recording an expense or recovery through the Provision.  The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense.  The Provision exceeded net charge-offs of loans and leases for the first quarter of 2010 by $2.7 million.

Charge-off activity in our commercial lending portfolios decreased by $11.8 million in the first quarter of 2010 compared to the fourth quarter of 2009.  Lower levels of charge-offs in our commercial lending portfolios in the first quarter of 2010 was primarily due to a $9.4 million charge-off of two leveraged leases recorded in the fourth quarter of 2009 related to the bankruptcy filing of an airline company.

Charge-off activity in our consumer lending portfolios  increased by $4.2 million in the first quarter of 2010 compared to the fourth quarter of 2009.  Higher levels of charge-offs in our consumer lending portfolios in the first quarter of 2010 was consistent with the slow, albeit stabilizing economy in Hawaii.

As of March 31, 2010, the Allowance was $146.4 million or 2.61% of total loans and leases outstanding.  This represents an increase of 12 basis points from December 31, 2009 and an increase of 49 basis points from March 31, 2009.  Although Hawaii’s economy shows signs of stabilization, the Allowance reflects an increased level of risk as consumers continue to be impacted by underemployment and higher levels of unemployment.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of March 31, 2010, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

Unfunded Reserve was $5.4 million as of March 31, 2010, unchanged from December 31, 2009 and March 31, 2009.  The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

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

Our earnings are affected not only by general economic conditions, but also by the monetary and fiscal policies of the U.S. government and its agencies, particularly the Federal Reserve Bank (the “FRB”).  The monetary policies of the FRB influence, to a significant extent, the overall growth of loans, investment securities, and deposits and the level of interest rates earned on assets and paid for liabilities.  The nature and impact of future changes in monetary policies are generally not predictable.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 17 presents, as of March 31, 2010 and 2009, an estimate of the change in net interest income during a quarterly time frame that would result from a gradual change in interest rates, moving in a parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on the net interest income simulation as of March 31, 2010, net interest income sensitivity to changes in interest rates as of March 31, 2010 was less sensitive to changes in interest rates, except in scenarios where interest rates fell by more than 100 basis points, compared to the sensitivity profile as of March 31, 2009.  Economic conditions and government intervention have caused interest rates to remain relatively low and has decreased market volatility.

Net Interest Income Sensitivity Profile				Table 17
	Impact on Future Quarterly Net Interest Income
(dollars in thousands)	March 31, 2010		March 31, 2009
Change in Interest Rates (basis points)
+200	$(1,722)	(1.6)%	$2,952	3.0%
+100	(431)	(0.4)	1,378	1.4
-100	(323)	(0.3)	(886)	(0.9)
-200	(3,230)	(3.0)	(1,673)	(1.7)

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated.  These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted for a period of time.  Conversely, if the yield curve should steepen further from its mostly “normal” profile, net interest income may increase.  We also use the Market Value of Equity (“MVE”) sensitivity analysis to estimate the net present value change in our net assets (i.e., assets, liabilities, and off-balance sheet instruments) from changes in interest rates.  The MVE was approximately $2.1 billion as of March 31, 2010 and approximately $1.6 billion as of March 31, 2009.  Table 18 presents, as of March 31, 2010 and 2009, an estimate of the change in the MVE that would occur from an instantaneous 100 and 200 basis point increase or decrease in interest rates, moving in a parallel fashion over the entire yield curve.  The MVE sensitivity decreased as of March 31, 2010 compared to March 31, 2009, as a result of changes in the balance sheet, particularly from higher investment portfolio balances.  Significantly higher interest rates could reduce the value of our investment portfolio while a significant decline in interest rates effectively creates a 0% interest rate environment which could reduce the estimated value of our deposits.

Market Value of Equity Sensitivity Profile				Table 18
	Change in Market Value of Equity
(dollars in thousands)	March 31, 2010		March 31, 2009
Change in Interest Rates (basis points)
+200	$(97,067)	(4.6)%	$143,892	8.8%
+100	(9,498)	(0.4)	106,447	6.5
-100	(32,233)	(1.5)	(164,815)	(10.1)
-200	(84,940)	(4.0)	(389,170)	(23.8)

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

We strengthened our liquidity position in the first quarter of 2010, with increased levels of funding.  Total deposits were $9.5 billion as of March 31, 2010, an $84.4 million increase from December 31, 2009, and a $281.3 million or 3% increase from March 31, 2009.  In 2010, we made investments in mortgage-backed securities issued by government agencies and in debt securities issued by the U.S. Treasury.  These investments in high grade securities with relatively short duration, allows us to maintain flexibility to redeploy funds as such opportunities arise.

Capital Management

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of March 31, 2010, the Company and the Bank were “well capitalized” under this regulatory framework.  There have been no conditions or events since March 31, 2010 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of March 31, 2010, our shareholders’ equity was $939.4 million, a $43.4 million or 5% increase from December 31, 2009, and a $105.4 million or 13% increase from March 31, 2009.  In response to a slowing economy and economic uncertainty, we began in the second half of 2008 to increase capital.  As of March 31, 2010, our Tier 1 capital ratio was 15.93%, our total capital ratio was 17.20%, our leverage ratio was 6.97%, and our ratio of tangible common equity to risk-weighted assets was 16.75%.

The Parent has not repurchased shares of common stock since October 2008, except for purchases from employees in connection with income tax withholdings related to the vesting of restricted stock and shares purchased for our Rabbi Trust.  As of April 13, 2010, remaining buyback authority under the Parent’s share repurchase program was $85.4 million of the total $1.70 billion repurchase amount authorized by the Parent’s Board of Directors.

In April 2010, the Parent’s Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent’s outstanding shares.  The dividend will be payable on June 14, 2010 to shareholders of record at the close of business on May 28, 2010.

Table 19 presents our regulatory capital and ratios as of March 31, 2010, December 31, 2009, and March 31, 2009.

	Regulatory Capital and Ratios			Table 19
		March 31,	December 31,	March 31,
	(dollars in thousands)	2010	2009	2009
	Regulatory Capital
	Shareholders’ Equity	$939,372	$895,973	$833,935
Less:	Goodwill	31,517	31,517	34,959
	Postretirement Benefit Liability Adjustments	5,562	5,644	6,969
	Net Unrealized Gains on Investment Securities	37,047	26,290	22,967
	Other	2,410	2,398	2,155
	Tier 1 Capital	862,836	830,124	766,885
	Allowable Reserve for Credit Losses	68,755	70,909	80,758
	Total Regulatory Capital	$931,591	$901,033	$847,643

	Risk-Weighted Assets	$5,417,394	$5,594,532	$6,401,527

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio [1]	15.93%	14.84%	11.98%
	Total Capital Ratio [2]	17.20	16.11	13.24
	Leverage Ratio [3]	6.97	6.76	6.92

1  Tier 1 Capital Ratio as of December 31, 2009 and March 31, 2009 was revised from 14.88% and 12.02%, respectively.

2  Total Capital Ratio as of December 31, 2009 and March 31, 2009 was revised from 16.15% and 13.28%, respectively.

3  Leverage Ratio as of December 31, 2009 and March 31, 2009 was revised from 6.78% and 6.94%, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Credit Commitments

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships.  Such entities are often referred to as Variable Interest Entities (“VIEs”).  We routinely sell residential mortgage loans to investors, with servicing rights retained. Sales of residential mortgage loans are generally made on a non-recourse basis.

Contractual Obligations

Our contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Credit Commitments

Table 20 presents our credit commitments as of March 31, 2010.

Credit Commitments					Table 20
	Less Than			After 5
(dollars in thousands)	One Year	1-3 Years	4-5 Years	Years	Total
Unfunded Commitments to Extend Credit	$609,337	$300,798	$50,032	$1,018,859	$1,979,026
Standby Letters of Credit	84,722	4,028	—	—	88,750
Commercial Letters of Credit	28,475	—	—	—	28,475
Total Credit Commitments	$722,534	$304,826	$50,032	$1,018,859	$2,096,251

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4.           Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A.        Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of equity securities for the first quarter of 2010 were as follows:

Issuer Purchases of Equity Securities
			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased [1]	Paid Per Share	or Programs	Plans or Programs [2]
January 1 – 31, 2010	12,849	$45.49	—	$85,356,214
February 1 – 28, 2010	4,236	43.70	—	85,356,214
March 1 – 31, 2010	13,509	42.34	—	85,356,214
Total	30,594	$43.85	—

1   The shares purchased in the first quarter of 2010 were shares purchased from employees in connection with option exercises paid with the Parent’s common stock, income tax withholdings related to vesting of restricted stock, and shares purchased for a Rabbi Trust. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

2   The share repurchase program was first announced in July 2001.  As of April 13, 2010, $85.4 million remained of the total $1.70 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program.  The program has no set expiration or termination date.

Item 6.           Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 19, 2010		Bank of Hawaii Corporation

	By:	/s/ Allan R. Landon
Allan R. Landon
Chairman of the Board and
Chief Executive Officer

	By:	/s/ Kent T. Lucien
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