Form 10-Q
period 2010-06-30
BANK OF HAWAII CORP
filed 2010-07-26
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2010

or

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

Yes ☐  No ☒

As of July 20, 2010, there were 48,265,874 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2010	2009	2010	2009
Interest Income
Interest and Fees on Loans and Leases	$71,997	$83,342	$149,268	$169,934
Income on Investment Securities
Trading	—	—	—	594
Available-for-Sale	44,989	38,155	88,830	70,456
Held-to-Maturity	1,700	2,369	3,563	4,936
Deposits	3	5	16	15
Funds Sold	396	526	705	1,103
Other	277	276	554	552
Total Interest Income	119,362	124,673	242,936	247,590
Interest Expense
Deposits	7,930	14,481	16,237	31,506
Securities Sold Under Agreements to Repurchase	6,472	6,477	12,901	13,129
Funds Purchased	6	5	13	10
Long-Term Debt	1,026	859	2,204	3,032
Total Interest Expense	15,434	21,822	31,355	47,677
Net Interest Income	103,928	102,851	211,581	199,913
Provision for Credit Losses	15,939	28,690	36,650	53,577
Net Interest Income After Provision for Credit Losses	87,989	74,161	174,931	146,336
Noninterest Income
Trust and Asset Management	11,457	11,881	23,165	23,513
Mortgage Banking	3,752	5,443	7,216	14,121
Service Charges on Deposit Accounts	14,856	12,910	28,670	26,296
Fees, Exchange, and Other Service Charges	15,806	15,410	30,310	30,386
Investment Securities Gains, Net	14,951	12	34,972	68
Insurance	2,291	4,744	5,006	10,385
Other	5,761	9,432	11,317	25,428
Total Noninterest Income	68,874	59,832	140,656	130,197
Noninterest Expense
Salaries and Benefits	47,500	44,180	92,064	91,208
Net Occupancy	10,154	10,008	20,298	20,336
Net Equipment	4,366	4,502	8,924	8,818
Professional Fees	2,091	4,005	4,083	6,554
FDIC Insurance	3,107	8,987	6,207	10,801
Other	18,700	17,902	36,048	39,800
Total Noninterest Expense	85,918	89,584	167,624	177,517
Income Before Provision for Income Taxes	70,945	44,409	147,963	99,016
Provision for Income Taxes	24,381	13,403	48,663	31,970
Net Income	$46,564	$31,006	$99,300	$67,046
Basic Earnings Per Share	$0.97	$0.65	$2.07	$1.41
Diluted Earnings Per Share	$0.96	$0.65	$2.05	$1.40
Dividends Declared Per Share	$0.45	$0.45	$0.90	$0.90
Basic Weighted Average Shares	48,080,485	47,682,604	47,997,996	47,624,521
Diluted Weighted Average Shares	48,415,602	47,948,531	48,352,082	47,876,509

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)
	June 30,	December 31,	June 30,
(dollars in thousands)	2010	2009	2009
Assets
Interest-Bearing Deposits	$4,062	$8,755	$4,537
Funds Sold	355,891	291,546	656,000
Investment Securities
Available-for-Sale	5,980,759	5,330,834	4,292,911
Held-to-Maturity (Fair Value of $161,441; $186,668; and $214,484)	153,190	181,018	209,807
Loans Held for Sale	13,179	16,544	40,994
Loans and Leases	5,440,911	5,759,785	6,149,911
Allowance for Loan and Lease Losses	(147,358)	(143,658)	(137,416)
Net Loans and Leases	5,293,553	5,616,127	6,012,495
Total Earning Assets	11,800,634	11,444,824	11,216,744
Cash and Noninterest-Bearing Deposits	343,514	254,766	294,022
Premises and Equipment	108,394	110,976	112,681
Customers’ Acceptances	412	1,386	2,084
Accrued Interest Receivable	41,420	45,334	43,042
Foreclosed Real Estate	3,192	3,132	438
Mortgage Servicing Rights	25,646	25,970	24,731
Goodwill	31,517	31,517	34,959
Other Assets	501,116	496,922	465,994
Total Assets	$12,855,845	$12,414,827	$12,194,695

Liabilities
Deposits
Noninterest-Bearing Demand	$2,214,803	$2,252,083	$2,109,270
Interest-Bearing Demand	1,615,464	1,609,413	1,589,300
Savings	4,423,473	4,405,969	4,054,039
Time	1,070,919	1,142,211	1,267,052
Total Deposits	9,324,659	9,409,676	9,019,661
Funds Purchased	9,832	8,888	8,670
Short-Term Borrowings	7,000	6,900	10,000
Securities Sold Under Agreements to Repurchase	2,081,393	1,618,717	1,799,794
Long-Term Debt	40,300	90,317	91,432
Banker’s Acceptances	412	1,386	2,084
Retirement Benefits Payable	35,669	37,435	54,286
Accrued Interest Payable	5,078	7,026	7,765
Taxes Payable and Deferred Taxes	228,660	229,140	226,936
Other Liabilities	109,831	109,369	128,182
Total Liabilities	11,842,834	11,518,854	11,348,810
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: June 30, 2010 - 57,100,287 / 48,264,157; December 31, 2009 - 57,028,239 / 48,018,943; and June 30, 2009 - 57,028,940 / 47,881,083)	570	569	569
Capital Surplus	497,082	494,318	491,784
Accumulated Other Comprehensive Income (Loss)	61,220	6,925	(1,870)
Retained Earnings	895,565	843,521	811,121
Treasury Stock, at Cost (Shares: June 30, 2010 - 8,836,130; December 31, 2009 - 9,009,296; and June 30, 2009 - 9,147,857)	(441,426)	(449,360)	(455,719)
Total Shareholders’ Equity	1,013,011	895,973	845,885
Total Liabilities and Shareholders’ Equity	$12,855,845	$12,414,827	$12,194,695

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
				Accum.
				Other
				Compre-
				hensive			Compre-
		Common	Capital	Income	Retained	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	(Loss)	Earnings	Stock	Income
Balance as of December 31, 2009	$895,973	$569	$494,318	$6,925	$843,521	$(449,360)
Comprehensive Income:
Net Income	99,300	—	—	—	99,300	—	$99,300
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	53,534	—	—	53,534	—	—	53,534
Amortization of Net Losses Related to Defined Benefit Plans	761	—	—	761	—	—	761
Total Comprehensive Income							$153,595
Share-Based Compensation	1,545	—	1,545	—	—	—
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits (312,707 shares)	8,532	1	1,219	—	(3,902)	11,214
Common Stock Repurchased (67,493 shares)	(3,280)	—	—	—	—	(3,280)
Cash Dividends Paid	(43,354)	—	—	—	(43,354)	—
Balance as of June 30, 2010	$1,013,011	$570	$497,082	$61,220	$895,565	$(441,426)

Balance as of December 31, 2008	$790,704	$568	$492,515	$(28,888)	$787,924	$(461,415)
Comprehensive Income:
Net Income	67,046	—	—	—	67,046	—	$67,046
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	26,302	—	—	26,302	—	—	26,302
Amortization of Net Losses Related to Defined Benefit Plans	716	—	—	716	—	—	716
Total Comprehensive Income							$94,064
Share-Based Compensation	944	—	944	—	—	—
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits (152,582 shares)	4,087	1	(1,675)	—	(791)	6,552
Common Stock Repurchased (24,870 shares)	(856)	—	—	—	—	(856)
Cash Dividends Paid	(43,058)	—	—	—	(43,058)	—
Balance as of June 30, 2009	$845,885	$569	$491,784	$(1,870)	$811,121	$(455,719)

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
(dollars in thousands)	2010	2009
Operating Activities
Net Income	$99,300	$67,046
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	36,650	53,577
Depreciation and Amortization	6,702	6,794
Amortization of Deferred Loan and Lease Fees	(1,147)	(1,216)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	17,964	1,723
Share-Based Compensation	1,545	944
Benefit Plan Contributions	(2,184)	(1,453)
Deferred Income Taxes	(4,975)	(15,978)
Gains on Sale of Insurance Business	—	(852)
Net Gains on Sales of Leases	(1,614)	(13,204)
Net Gains on Investment Securities	(34,972)	(68)
Net Change in Trading Securities	—	91,500
Proceeds from Sales of Loans Held for Sale	232,574	670,158
Originations of Loans Held for Sale	(220,497)	(672,979)
Tax Benefits from Share-Based Compensation	(1,585)	(61)
Net Change in Other Assets and Other Liabilities	(31,441)	(5,862)
Net Cash Provided by Operating Activities	96,320	180,069

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	846,480	752,929
Proceeds from Sales	618,108	24,258
Purchases	(2,006,953)	(2,511,199)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	27,731	29,609
Proceeds from Sale of Insurance Business	—	1,879
Net Change in Loans and Leases	279,973	370,636
Premises and Equipment, Net	(4,120)	(3,355)
Net Cash Used in Investing Activities	(238,781)	(1,335,243)

Financing Activities
Net Change in Deposits	(85,017)	727,563
Net Change in Short-Term Borrowings	463,720	768,995
Repayments of Long-Term Debt	(50,000)	(143,971)
Tax Benefits from Share-Based Compensation	1,585	61
Proceeds from Issuance of Common Stock	7,207	4,517
Repurchase of Common Stock	(3,280)	(856)
Cash Dividends Paid	(43,354)	(43,058)
Net Cash Provided by Financing Activities	290,861	1,313,251

Net Change in Cash and Cash Equivalents	148,400	158,077
Cash and Cash Equivalents at Beginning of Period	555,067	796,482
Cash and Cash Equivalents at End of Period	$703,467	$954,559
Supplemental Information
Cash Paid for Interest	$33,303	$53,749
Cash Paid for Income Taxes	89,949	45,565
Non-Cash Investing Activities:
Transfer from Loans to Foreclosed Real Estate	60	92
Transfers from Loans to Loans Held for Sale	8,713	16,634

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results may differ from those estimates and such differences could be material to the financial statements.

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted certain provisions of this ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010.  The adoption of these provisions, which was subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition.  See Note 11 to the Consolidated Financial Statements for the disclosures required by this ASU.

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

Future Application of Accounting Pronouncements

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which will require the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  This ASU will also require the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The provisions of this ASU are effective for the Company’s reporting period ending December 31, 2010.  As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption will have no impact on the Company’s statements of income and condition.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s investment securities as of June 30, 2010, December 31, 2009, and June 30, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2010
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$647,860	$25,300	$(16)	$673,144
Debt Securities Issued by States and Political Subdivisions	51,738	1,889	(13)	53,614
Debt Securities Issued by U.S. Government-Sponsored Enterprises	750	24	—	774
Mortgage-Backed Securities Issued by Government Agencies	4,993,799	102,993	(5,169)	5,091,623
U.S. Government-Sponsored Enterprises	155,081	6,523	—	161,604
Total Mortgage-Backed Securities	5,148,880	109,516	(5,169)	5,253,227
Total	$5,849,228	$136,729	$(5,198)	$5,980,759
Held-to-Maturity:
Mortgage-Backed Securities Issued by Government Agencies	$53,136	$3,612	$—	$56,748
U.S. Government-Sponsored Enterprises	100,054	4,639	—	104,693
Total	$153,190	$8,251	$—	$161,441

December 31, 2009
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$711,223	$11,248	$(1,679)	$720,792
Debt Securities Issued by States and Political Subdivisions	52,742	1,391	(17)	54,116
Debt Securities Issued by U.S. Government-Sponsored Enterprises	751	41	—	792
Mortgage-Backed Securities Issued by Government Agencies	4,015,816	26,900	(20,029)	4,022,687
U.S. Government-Sponsored Enterprises	509,225	23,276	(54)	532,447
Total Mortgage-Backed Securities	4,525,041	50,176	(20,083)	4,555,134
Total	$5,289,757	$62,856	$(21,779)	$5,330,834
Held-to-Maturity:
Mortgage-Backed Securities Issued by Government Agencies	$59,542	$1,879	$—	$61,421
U.S. Government-Sponsored Enterprises	121,476	3,771	—	125,247
Total	$181,018	$5,650	$—	$186,668

June 30, 2009
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$792,566	$8,549	$(2,329)	$798,786
Debt Securities Issued by States and Political Subdivisions	88,083	951	(184)	88,850
Debt Securities Issued by U.S. Government-Sponsored Enterprises	751	57	—	808
Mortgage-Backed Securities Issued by Government Agencies	1,858,334	15,729	(11,841)	1,862,222
U.S. Government-Sponsored Enterprises	1,257,907	44,481	(7)	1,302,381
Private-Label Mortgage-Backed Securities	235,771	79	(21,300)	214,550
Total Mortgage-Backed Securities	3,352,012	60,289	(33,148)	3,379,153
Other Debt Securities	25,084	231	(1)	25,314
Total	$4,258,496	$70,077	$(35,662)	$4,292,911
Held-to-Maturity:
Mortgage-Backed Securities Issued by Government Agencies	$65,986	$1,316	$—	$67,302
U.S. Government-Sponsored Enterprises	143,821	3,394	(33)	147,182
Total	$209,807	$4,710	$(33)	$214,484

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of June 30, 2010. Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Due in One Year or Less	$62,368	$126	$—	$62,494
Due After One Year Through Five Years	289,120	3,831	(9)	292,942
Due After Five Years Through Ten Years	92,639	3,885	(7)	96,517
Due After Ten Years	256,221	19,371	(13)	275,579
	700,348	27,213	(29)	727,532
Mortgage-Backed Securities issued by Government Agencies	4,993,799	102,993	(5,169)	5,091,623
U.S. Government-Sponsored Enterprises	155,081	6,523	—	161,604
Total Mortgage-Backed Securities	5,148,880	109,516	(5,169)	5,253,227
Total	$5,849,228	$136,729	$(5,198)	$5,980,759

Held-to-Maturity:
Mortgage-Backed Securities issued by Government Agencies	$53,136	$3,612	$—	$56,748
U.S. Government-Sponsored Enterprises	100,054	4,639	—	104,693
Total	$153,190	$8,251	$—	$161,441

Investment securities with carrying values of $3.2 billion as of June 30, 2010, $2.7 billion as of December 31, 2009, and $2.8 billion as of June 30, 2009, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

Gross gains on the sales of investment securities were $15.0 million and less than $0.1 million for the three months ended June 30, 2010 and 2009, respectively, and were $35.0 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively.  Gross losses on the sales of investment securities were not material for the three and six months ended June 30, 2010 and 2009.  Realized gains and losses on investment securities were recorded in noninterest income using the specific identification method.

The Company’s temporarily impaired investment securities as of June 30, 2010, December 31, 2009, and June 30, 2009 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2010
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$1,553	$(16)	$1,553	$(16)
Debt Securities Issued by States and Political Subdivisions	—	—	320	(13)	320	(13)
Mortgage-Backed Securities Issued by Government Agencies	643,794	(5,169)	—	—	643,794	(5,169)
Total Temporarily Impaired Investment Securities	$643,794	$(5,169)	$1,873	$(29)	$645,667	$(5,198)

December 31, 2009
Debt Securities Issued by the U.S. Treasury and Government Agencies	$347,324	$(1,656)	$1,703	$(23)	$349,027	$(1,679)
Debt Securities Issued by States and Political Subdivisions	878	(5)	322	(12)	1,200	(17)
Mortgage-Backed Securities Issued by Government Agencies	2,171,588	(20,029)	—	—	2,171,588	(20,029)
U.S. Government-Sponsored Enterprises	8,982	(54)	—	—	8,982	(54)
Total Mortgage-Backed Securities	2,180,570	(20,083)	—	—	2,180,570	(20,083)
Total Temporarily Impaired Investment Securities	$2,528,772	$(21,744)	$2,025	$(35)	$2,530,797	$(21,779)

June 30, 2009
Debt Securities Issued by the U.S. Treasury and Government Agencies	$100,915	$(2,287)	$1,780	$(42)	$102,695	$(2,329)
Debt Securities Issued by States and Political Subdivisions	32,453	(170)	320	(14)	32,773	(184)
Mortgage-Backed Securities Issued by Government Agencies	897,348	(11,841)	—	—	897,348	(11,841)
U.S. Government-Sponsored Enterprises	17,969	(40)	—	—	17,969	(40)
Private-Label Mortgage-Backed Securities	2,724	(506)	187,340	(20,794)	190,064	(21,300)
Total Mortgage-Backed Securities	918,041	(12,387)	187,340	(20,794)	1,105,381	(33,181)
Other Debt Securities	—	—	34	(1)	34	(1)
Total Temporarily Impaired Investment Securities	$1,051,409	$(14,844)	$189,474	$(20,851)	$1,240,883	$(35,695)

The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2010, which were comprised of 41 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

As of June 30, 2010, the gross unrealized losses reported for mortgage-backed securities related to investment securities issued by the Government National Mortgage Association.

Note 3.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.1 billion as of June 30, 2010 and December 31, 2009, and $3.0 billion as of June 30, 2009.  All of the Company’s residential mortgage loans sold to third parties are sold on a non-recourse basis.  The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of the borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $2.1 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively, and $4.1 million and $3.8 million for the six months ended June 30, 2010 and 2009, respectively.  Servicing income is recorded as a component of mortgage banking income in the Company’s Consolidated Statements of Income.  The Company’s residential mortgage loan servicing portfolio is comprised primarily of fixed rate loans concentrated in Hawaii.

For the three and six months ended June 30, 2010 and 2009, the change in the fair value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Balance at Beginning of Period	$14,807	$17,904	$15,332	$19,553
Changes in Fair Value:
Due to Change in Valuation Assumptions [1]	(554)	198	(646)	107
Due to Paydowns and Other [2]	(413)	(1,269)	(846)	(2,827)
Total Changes in Fair Value of Mortgage Servicing Rights	(967)	(1,071)	(1,492)	(2,720)
Balance at End of Period	$13,840	$16,833	$13,840	$16,833

1        Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

2        Principally represents changes due to loan payoffs.

For the three and six months ended June 30, 2010 and 2009, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method, net of a valuation allowance, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Balance at Beginning of Period	$11,275	$5,624	$10,638	$1,796
Servicing Rights that Resulted From Asset Transfers	896	2,444	1,841	6,367
Amortization	(365)	(170)	(673)	(265)
Balance at End of Period	$11,806	$7,898	$11,806	$7,898

Valuation Allowance:
Balance at Beginning of Period	$—	$—	$—	$292
Recoveries	—	—	—	(292)
Balance at End of Period	$—	$—	$—	$—
Mortgage Servicing Rights Accounted for Under the Amortization Method, Net of a Valuation Allowance	$11,806	$7,898	$11,806	$7,898

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$16,453	$6,158	$14,853	$1,504
End of Period	$15,044	$10,301	$15,044	$10,301

The key assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2010, December 31, 2009, and June 30, 2009 were as follows:

	June 30,	December 31,	June 30,
	2010	2009	2009
Weighted-Average Constant Prepayment Rate [1]	15.11%	14.45%	15.16%
Weighted-Average Life (in years)	5.21	5.55	5.19
Weighted-Average Note Rate	5.20%	5.27%	5.41%
Weighted-Average Discount Rate [2]	7.04%	8.00%	7.95%

1        Represents annualized loan repayment rate assumption.

2        Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of June 30, 2010, December 31, 2009, and June 30, 2009 is presented in the following table.

	June 30,	December 31,	June 30,
(dollars in thousands)	2010	2009	2009
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(329)	$(315)	$(279)
Decrease in fair value from 50 bps adverse change	(653)	(624)	(551)
Discount Rate
Decrease in fair value from 25 bps adverse change	(378)	(385)	(326)
Decrease in fair value from 50 bps adverse change	(743)	(755)	(645)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear.  Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 4.  Securities Sold Under Agreements to Repurchase

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities.  Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets.  As a result, securities sold under agreements to repurchase are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities.  The obligation to repurchase the securities is reflected as a liability in the Company’s Consolidated Statements of Condition, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts and are delivered to and held as collateral by third party trustees.

As of June 30, 2010, the contractual maturities of the Company’s securities sold under agreements to repurchase were as follows:

(dollars in thousands)	Amount
Overnight	$240,000
2 to 30 Days	885,097
31 to 90 Days	237,900
Over 90 Days	718,396
Total	$2,081,393

Note 5.  Comprehensive Income

The following table presents the components of comprehensive income for the three and six months ended June 30, 2010 and 2009:

(dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax
Three Months Ended June 30, 2010
Net Income	$70,945	$24,381	$46,564
Other Comprehensive Income (Loss):
Net Unrealized Gains on Investment Securities Available-for-Sale	85,443	33,596	51,847
Reclassification of Net Gains on Investment Securities Available-for-Sale Included in Net Income	(14,951)	(5,881)	(9,070)
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	70,492	27,715	42,777
Amortization of Net Losses Related to Defined Benefit Plans	595	215	380
Change in Accumulated Other Comprehensive Income (Loss)	71,087	27,930	43,157
Total Comprehensive Income	$142,032	$52,311	$89,721

Three Months Ended June 30, 2009
Net Income	$44,409	$13,403	$31,006
Other Comprehensive Income (Loss):
Net Unrealized Losses on Investment Securities Available-for-Sale	(1,515)	(581)	(934)
Reclassification of Net Gains on Investment Securities Available-for-Sale Included in Net Income	(12)	(5)	(7)
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(1,527)	(586)	(941)
Amortization of Net Losses Related to Defined Benefit Plans	611	221	390
Change in Accumulated Other Comprehensive Income (Loss)	(916)	(365)	(551)
Total Comprehensive Income	$43,493	$13,038	$30,455

Six Months Ended June 30, 2010
Net Income	$147,963	$48,663	$99,300
Other Comprehensive Income (Loss):
Net Unrealized Gains on Investment Securities Available-for-Sale	125,426	51,199	74,227
Reclassification of Net Gains on Investment Securities Available-for-Sale Included in Net Income	(34,972)	(14,279)	(20,693)
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	90,454	36,920	53,534
Amortization of Net Losses Related to Defined Benefit Plans	1,189	428	761
Change in Accumulated Other Comprehensive Income (Loss)	91,643	37,348	54,295
Total Comprehensive Income	$239,606	$86,011	$153,595

Six Months Ended June 30, 2009
Net Income	$99,016	$31,970	$67,046
Other Comprehensive Income (Loss):
Net Unrealized Gains on Investment Securities Available-for-Sale	41,164	14,819	26,345
Reclassification of Net Gains on Investment Securities Available-for-Sale Included in Net Income	(68)	(25)	(43)
Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	41,096	14,794	26,302
Amortization of Net Losses Related to Defined Benefit Plans	1,119	403	716
Change in Accumulated Other Comprehensive Income (Loss)	42,215	15,197	27,018
Total Comprehensive Income	$141,231	$47,167	$94,064

Note 6.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share.  The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Denominator for Basic Earnings Per Share	48,080,485	47,682,604	47,997,996	47,624,521
Dilutive Effect of Stock Options	326,553	248,550	327,528	231,537
Dilutive Effect of Restricted Stock	8,564	17,377	26,558	20,451
Denominator for Diluted Earnings Per Share	48,415,602	47,948,531	48,352,082	47,876,509

For the three months ended June 30, 2010 and 2009, 256,702 and 486,365 shares, respectively, of stock options and restricted stock were outstanding but not included in the calculation of diluted earnings per share as they were antidilutive.  For the six months ended June 30, 2010 and 2009, 279,472 and 484,029 shares, respectively, of stock options and restricted stock were outstanding but not included in the calculation of diluted earnings per share as they were antidilutive.

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail life insurance products and provides merchant services to its small business customers.  Products and services from Retail Banking are delivered to customers through 71 Hawaii branch locations, 487 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three and six months ended June 30, 2010 and 2009 were as follows:

	Retail	Commercial	Investment	Treasury	Consolidated
(dollars in thousands)	Banking	Banking	Services	and Other	Total
Three Months Ended June 30, 2010
Net Interest Income	$48,253	$36,336	$4,215	$15,124	$103,928
Provision for Credit Losses	9,871	6,206	(127)	(11)	15,939
Net Interest Income After Provision for Credit Losses	38,382	30,130	4,342	15,135	87,989
Noninterest Income	25,806	11,697	14,310	17,061	68,874
Noninterest Expense	(43,436)	(24,977)	(15,553)	(1,952)	(85,918)
Income Before Provision for Income Taxes	20,752	16,850	3,099	30,244	70,945
Provision for Income Taxes	(7,678)	(5,866)	(1,147)	(9,690)	(24,381)
Net Income	$13,074	$10,984	$1,952	$20,554	$46,564
Total Assets as of June 30, 2010	$3,155,472	$2,328,378	$312,676	$7,059,319	$12,855,845

Three Months Ended June 30, 2009
Net Interest Income	$55,843	$41,425	$4,326	$1,257	$102,851
Provision for Credit Losses	12,753	15,192	746	(1)	28,690
Net Interest Income After Provision for Credit Losses	43,090	26,233	3,580	1,258	74,161
Noninterest Income	25,252	16,538	14,615	3,427	59,832
Noninterest Expense	(43,937)	(27,596)	(15,797)	(2,254)	(89,584)
Income Before Provision for Income Taxes	24,405	15,175	2,398	2,431	44,409
Provision for Income Taxes	(9,047)	(5,436)	(887)	1,967	(13,403)
Net Income	$15,358	$9,739	$1,511	$4,398	$31,006
Total Assets as of June 30, 2009	$3,554,288	$2,659,944	$267,546	$5,712,917	$12,194,695

Six Months Ended June 30, 2010
Net Interest Income	$97,565	$77,485	$8,538	$27,993	$211,581
Provision for Credit Losses	25,227	11,347	88	(12)	36,650
Net Interest Income After Provision for Credit Losses	72,338	66,138	8,450	28,005	174,931
Noninterest Income	49,273	21,715	29,337	40,331	140,656
Noninterest Expense	(85,769)	(48,839)	(29,598)	(3,418)	(167,624)
Income Before Provision for Income Taxes	35,842	39,014	8,189	64,918	147,963
Provision for Income Taxes	(13,261)	(13,874)	(3,031)	(18,497)	(48,663)
Net Income	$22,581	$25,140	$5,158	$46,421	$99,300
Total Assets as of June 30, 2010	$3,155,472	$2,328,378	$312,676	$7,059,319	$12,855,845

Six Months Ended June 30, 2009
Net Interest Income (Loss)	$111,093	$81,166	$8,318	$(664)	$199,913
Provision for Credit Losses	29,322	22,950	1,550	(245)	53,577
Net Interest Income (Loss) After Provision for Credit Losses	81,771	58,216	6,768	(419)	146,336
Noninterest Income	53,666	40,364	29,060	7,107	130,197
Noninterest Expense	(87,786)	(53,381)	(32,357)	(3,993)	(177,517)
Income Before Provision for Income Taxes	47,651	45,199	3,471	2,695	99,016
Provision for Income Taxes	(17,651)	(16,522)	(1,282)	3,485	(31,970)
Net Income	$30,000	$28,677	$2,189	$6,180	$67,046
Total Assets as of June 30, 2009	$3,554,288	$2,659,944	$267,546	$5,712,917	$12,194,695

Note 8.  Pension Plans and Postretirement Benefit Plan

The components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan for the three and six months ended June 30, 2010 and 2009 were as follows:

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2010	2009	2010	2009
Three Months Ended June 30,
Service Cost	$—	$—	$117	$109
Interest Cost	1,294	1,285	440	419
Expected Return on Plan Assets	(1,642)	(1,332)	—	—
Amortization of:
Prior Service Credit	—	—	(53)	(53)
Net Actuarial Losses (Gains)	724	732	(76)	(119)
Net Periodic Benefit Cost	$376	$685	$428	$356

Six Months Ended June 30,
Service Cost	$—	$—	$234	$219
Interest Cost	2,588	2,569	879	839
Expected Return on Plan Assets	(3,284)	(2,664)	—	—
Amortization of :
Prior Service Credit	—	—	(106)	(107)
Net Actuarial Losses (Gains)	1,448	1,464	(152)	(238)
Net Periodic Benefit Cost	$752	$1,369	$855	$713

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the Consolidated Statements of Income.  For the three and six months ended June 30, 2010, the Company contributed $0.6 million and $1.2 million, respectively, to the pension plans.  For the three and six months ended June 30, 2010, the Company contributed $0.8 million and $1.0 million, respectively, to the postretirement benefit plan.  The Company expects to contribute $3.0 million to the pension plans and $1.4 million to the postretirement benefit plan for the year ending December 31, 2010.

Note 9.  Derivative Financial Instruments

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of June 30, 2010, December 31, 2009, and June 30, 2009:

	As of June 30, 2010		As of December 31, 2009		As of June 30, 2009
Derivative Financial Instruments Not Designated as Hedging Instruments[1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$2,471	$199	$564	$580	$1,261	$340
Forward Commitments	251	902	1,123	5	1,007	374
Interest Rate Swap Agreements	30,079	30,344	18,834	18,998	19,911	20,091
Foreign Exchange Contracts	504	621	175	402	247	381
Total	$33,305	$32,066	$20,696	$19,985	$22,426	$21,186

1  Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the Consolidated Statements of Condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains and losses recognized in the statements of income for the three and six months ended June 30, 2010 and 2009:

	Location of Net Gains	Three Months Ended		Six Months Ended
Derivative Financial Instruments Not Designated	(Losses) Recognized in the	June 30,		June 30,
as Hedging Instruments (dollars in thousands)	Statements of Income	2010	2009	2010	2009
Interest Rate Lock Commitments	Mortgage Banking	$4,886	$97	$7,245	$7,022
Forward Commitments	Mortgage Banking	(1,689)	1,306	(2,008)	1,893
Interest Rate Swap Agreements	Other Noninterest Income	(41)	635	113	777
Foreign Exchange Contracts	Other Noninterest Income	667	713	1,413	1,311
Total		$3,823	$2,751	$6,763	$11,003

Management has received authorization from the Bank’s Board of Directors to use derivative financial instruments as an end-user in connection with its risk management activities and to accommodate the needs of its customers.  As with any financial instrument, derivative financial instruments have inherent risks.  Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates, and equity prices.  Market risks associated with derivative financial instruments are balanced with the expected returns to enhance earnings performance and shareholder value, while limiting the volatility of each.  The Company uses various processes to monitor its overall market risk exposure, including sensitivity analysis, value-at-risk calculations, and other methodologies.

Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with the underlying contractual terms.  Credit and counterparty risks associated with derivative financial instruments are similar to those relating to traditional on-balance sheet financial instruments.  The Company manages derivative credit and counterparty risk by evaluating the creditworthiness of each borrower or counterparty, adhering to the same credit approval process used for commercial lending activities.

Derivative financial instruments are required to be carried at their estimated fair value on the Company’s Consolidated Statements of Condition.  As of June 30, 2010, December 31, 2009, and June 30, 2009, the Company did not designate any derivative financial instruments as accounting hedges.  The Bank’s free-standing derivative financial instruments have been recorded at fair value on the Company’s Consolidated Statements of Condition.  These financial instruments have been limited to interest rate lock commitments, forward commitments, interest rate swap agreements, and foreign exchange contracts.

The Company enters into interest rate lock commitments for residential mortgage loans that the Company intends to sell in the secondary market.  Interest rate exposure from interest rate lock commitments is hedged with forward commitments for the future sale of residential mortgage loans.  The interest rate lock commitments and forward commitments are free-standing derivatives which are carried at estimated fair value with changes recorded in the mortgage banking component of noninterest income.  Changes in the estimated fair value of interest rate lock commitments and forward commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third parties.  The interest rate swap agreements are free-standing derivatives which are carried at estimated fair value with changes included in other noninterest income in the Company’s Consolidated Statements of Income.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at estimated fair value with changes included in other noninterest income in the Company’s Consolidated Statements of Income.

Note 10.  Credit Commitments

The Company’s credit commitments as of June 30, 2010 December 31, 2009, and June 30, 2009 were as follows:

(dollars in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Unfunded Commitments to Extend Credit	$ 1,960,602	$ 2,039,056	$ 2,137,914
Standby Letters of Credit	92,958	84,012	89,742
Commercial Letters of Credit	24,386	23,163	21,109
Total Credit Commitments	$ 2,077,946	$ 2,146,231	$ 2,248,765

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party.  The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company.  The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit, and holds cash and deposits as collateral on those standby letters of credit for which collateral is deemed necessary.

Note 11.  Fair Value of Assets and Liabilities

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

Level 1:          Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets.  A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.  A contractually binding sales price also provides reliable evidence of fair value.

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

Management maximizes the use of observable inputs and minimizes the use of unobservable inputs when determining fair value measurements.  Management reviews and updates the fair value hierarchy classifications of the Company’s assets and liabilities on a quarterly basis.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued.  As of June 30, 2010, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active market with readily observable market data.  As a result, the Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income.  The Company stratifies its mortgage servicing portfolio on the basis of loan type.  The assumptions used in the discounted cash flow model are those that we believe market participants would use in estimating future net servicing income, including estimates of loan prepayment rates, servicing costs, ancillary income, impound account balances, and discount rates.  Significant assumptions in the valuation of mortgage servicing rights include changes in interest rates, estimated loan repayment rates, and the timing of cash flows, among other factors.  Mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs and management judgment and estimation.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments, forward commitments, interest rate swap agreements, and foreign exchange contracts.  The fair values of interest rate lock commitments are calculated using a discounted cash flow approach utilizing inputs such as the fall-out ratio.  The fall-out ratio is derived from the Bank’s internal data and is adjusted using significant management judgment as to the percentage of loans which are currently in a lock position which will ultimately not close.  Interest rate lock commitments are deemed Level 3 measurements as significant unobservable inputs and management judgment are required.  The fair values of forward commitments are deemed Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are also calculated using a discounted cash flow approach and utilize inputs such as the London Inter Bank Offered Rate swap curve, effective date, maturity date, notional amount, and stated interest rate.  Interest rate swap agreements are deemed Level 3 measurements as significant unobservable inputs and management judgment are required.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as spot rates of the specific currency and yield curves.  Foreign exchange contracts are deemed Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required.

The Company is exposed to credit risk if borrowers or counterparties fail to perform.  The Company seeks to minimize credit risk through credit approvals, limits, monitoring procedures, and collateral requirements.  The Company generally enters into transactions with borrowers and counterparties that carry high quality credit ratings.  Credit risk associated with borrowers or counterparties as well as the Company’s non-performance risk is factored into the determination of the estimated fair value of the derivative financial instruments.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, December 31, 2009, and June 30, 2009:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2010
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$670,957	$2,187	$—	$673,144
Debt Securities Issued by States and Political Subdivisions	—	53,614	—	53,614
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	774	—	774
Mortgage-Backed Securities Issued by Government Agencies	—	5,091,623	—	5,091,623
U.S. Government-Sponsored Enterprises	—	161,604	—	161,604
Total Mortgage-Backed Securities	—	5,253,227	—	5,253,227
Total Investment Securities Available-for-Sale	670,957	5,309,802	—	5,980,759
Mortgage Servicing Rights	—	—	13,840	13,840
Other Assets	9,697	—	—	9,697
Net Derivative Assets and Liabilities	—	(768)	2,007	1,239
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2010	$680,654	$5,309,034	$15,847	$6,005,535

December 31, 2009
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$718,388	$2,404	$—	$720,792
Debt Securities Issued by States and Political Subdivisions	—	54,116	—	54,116
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	792	—	792
Mortgage-Backed Securities Issued by Government Agencies	—	4,022,687	—	4,022,687
U.S. Government-Sponsored Enterprises	—	532,447	—	532,447
Total Mortgage-Backed Securities	—	4,555,134	—	4,555,134
Total Investment Securities Available-for-Sale	718,388	4,612,446	—	5,330,834
Mortgage Servicing Rights	—	—	15,332	15,332
Other Assets	8,979	—	—	8,979
Net Derivative Assets and Liabilities	—	891	(180)	711
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2009	$727,367	$4,613,337	$15,152	$5,355,856

June 30, 2009
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$796,021	$2,765	$—	$798,786
Debt Securities Issued by States and Political Subdivisions	—	88,850	—	88,850
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	808	—	808
Mortgage-Backed Securities Issued by Government Agencies	—	1,862,222	—	1,862,222
U.S. Government-Sponsored Enterprises	—	1,302,381	—	1,302,381
Private-Label Mortgage-Backed Securities	—	214,550	—	214,550
Total Mortgage-Backed Securities	—	3,379,153	—	3,379,153
Other Debt Securities	—	25,314	—	25,314
Total Investment Securities Available-for-Sale	796,021	3,496,890	—	4,292,911
Mortgage Servicing Rights	—	—	16,833	16,833
Other Assets	7,767	—	—	7,767
Net Derivative Assets and Liabilities	—	499	741	1,240
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2009	$803,788	$3,497,389	$17,574	$4,318,751

For the three and six months ended June 30, 2010 and 2009, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

Assets (dollars in thousands)		Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Three Months Ended June 30, 2010
Balance as of April 1, 2010		$14,807	$337	$15,144
Realized and Unrealized Net Gains (Losses):
Included in Net Income		(967)	4,845	3,878
Purchases, Sales, Issuances, and Settlements, Net		-	(3,175)	(3,175)
Balance as of June 30, 2010		$13,840	$2,007	$15,847

Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2010		$(554)	$2,007	$1,453

Assets (dollars in thousands)		Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Three Months Ended June 30, 2009
Balance as of April 1, 2009		$17,904	$2,745	$20,649
Realized and Unrealized Net Gains (Losses):
Included in Net Income		(1,071)	732	(339)
Purchases, Sales, Issuances, and Settlements, Net		-	(2,736)	(2,736)
Balance as of June 30, 2009		$16,833	$741	$17,574

Total Unrealized Net Gains Included in Net Income Related to Assets Still Held as of June 30, 2009		$198	$741	$939

Assets (dollars in thousands)		Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Six Months Ended June 30, 2010
Balance as of January 1, 2010		$15,332	$(180)	$15,152
Realized and Unrealized Net Gains (Losses):
Included in Net Income		(1,492)	7,358	5,866
Purchases, Sales, Issuances, and Settlements, Net		-	(5,171)	(5,171)
Balance as of June 30, 2010		$13,840	$2,007	$15,847

Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2010		$(646)	$2,007	$1,361

Assets (dollars in thousands)	Investment Securities Available-for-Sale [3]	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Six Months Ended June 30, 2009
Balance as of January 1, 2009	$55,715	$19,553	$3,051	$78,319
Realized and Unrealized Net Gains (Losses):
Included in Net Income	-	(2,720)	7,799	5,079
Purchases, Sales, Issuances, and Settlements, Net	(55,715)	-	(10,109)	(65,824)
Balance as of June 30, 2009	$-	$16,833	$741	$17,574

Total Unrealized Net Gains Included in Net Income Related to Assets Still Held as of June 30, 2009	$-	$107	$741	$848

Liabilities (dollars in thousands)	Long-Term Debt [4]	Total
Six Months Ended June 30, 2009
Balance as of January 1, 2009	$119,275	$119,275
Unrealized Net Gains Included in Net Income	(304)	(304)
Purchases, Sales, Issuances, and Settlements, Net	(118,971)	(118,971)
Balance as of June 30, 2009	$-	$-

1        Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s Consolidated Statements of Income.

2        Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s Consolidated Statements of Income. Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s Consolidated Statements of Income.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or impairment write-downs of individual assets.  As of June 30, 2010, the Company’s residential mortgage loans held for sale with a carrying amount of $13.5 million were written down to their estimated fair value of $13.2 million, resulting in an unrealized loss of $0.3 million.  The estimated fair value of the Company’s residential mortgage loans held for sale was determined based on quoted prices for similar loans in active markets, and therefore, were classified as Level 2 measurements.  As of June 30, 2010, December 31, 2009, and June 30, 2009, there were no other adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

Loans Held for Sale

The estimated fair value of the Company’s residential mortgage loans held for sale was determined based on quoted prices for similar loans in active markets.  The estimated fair value of the Company’s commercial loans held for sale was determined based on agreed upon sales prices.

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

Deposit Liabilities

The estimated fair values of the Company’s noninterest-bearing and interest-bearing demand deposits and savings deposits were equal to the amount payable on demand (i.e., their carrying amounts) because these products have no stated maturity.  The estimated fair values of the Company’s time deposits were estimated using discounted cash flow analyses.  The discount rates used were based on rates currently offered for deposits with similar remaining maturities.  The estimated fair values of the Company’s deposit liabilities do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

Long-Term Debt

The estimated fair values of the Company’s long-term debt were calculated using a discounted cash flow approach and applying discount rates currently offered for new notes with similar remaining maturities and considering the Company’s non-performance risk.

The following presents the carrying amount and fair values of the Company’s financial instruments as of June 30, 2010, December 31, 2009, and June 30, 2009:

	June 30, 2010		December 31, 2009		June 30, 2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$153,190	$161,441	$181,018	$186,668	$209,807	$214,484
Loans Held for Sale	13,179	13,179	16,544	16,552	40,994	41,054
Loans [1]	4,902,804	5,183,981	5,217,472	5,443,649	5,565,816	5,606,390
Financial Instruments - Liabilities
Deposits	9,324,659	9,338,284	9,409,676	9,421,423	9,019,661	9,033,246
Long-Term Debt [2]	31,338	33,517	81,338	83,265	82,437	83,171

1  Comprised of loans, net of unearned income and the allowance for loan losses.

2  Excludes capitalized lease obligations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic and business environment in our service area and elsewhere, credit quality, our contributions to the Company’s pension plans and the postretirement benefit plan, and other financial and business matters in future periods.  Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) the effect of the increase in government intervention in the U.S. financial system; 4) competitive pressure among financial services and products; 5) the impact of recent legislative initiatives; 6) changes in financial services industry regulation, and particularly, the anticipated comprehensive overhaul of the regulatory system for the financial services industry; 7) changes in fiscal and monetary policies of the markets in which we operate; 8) actual or alleged conduct which could harm our reputation; 9) changes in accounting standards; 10) changes in tax laws or regulations or the interpretation of such laws and regulations; 11) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 12) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 13) unpredicted costs and other consequences of legal or regulatory matters involving the Company; 14) resumption of the Parent’s common stock repurchase program; and 15) natural disasters, or adverse weather, public health, and other conditions impacting us and our customers’ operations.  For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, refer to the section entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, and subsequent periodic and current reports, filed with the U.S. Securities and Exchange Commission (the “SEC”).  Words such as “appears,” “may,” “believes,” “anticipates,” “expects,” “intends,” “targeted,” “plans,” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements.  We do not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

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

In striving to achieve our vision and governing objective, our business plan is balanced between growth and risk management, including the flexibility to adjust, given the uncertainties in the current economy.  We remain concerned about the economy, continued market volatility, and the unintended consequences of increased government intervention.  For the remainder of 2010, we intend to continue to focus on asset quality, reserve and capital levels, and liquidity, as well as opportunities to further serve our customers.

Hawaii Economy

Hawaii’s economy was slightly improved during the second quarter of 2010.  Visitor arrivals have improved and spending appears to be stable.  Job growth remains weak across most business sectors and unemployment, although significantly better than the national average, is expected to remain high.  The State’s seasonally-adjusted unemployment rate as of June 30, 2010 was 6.3% compared with a national rate of 9.5%.  Home sales volume statewide continues to improve and prices on Oahu have stabilized, although sales prices on Hawaiian islands other than Oahu continue to lag.  Private construction activity remains low; however, increased activity is anticipated due to Federal and State stimulus plans.

Financial Highlights

For the second quarter of 2010, net income was $46.6 million, an increase of $15.6 million or 50% compared to the second quarter of 2009.  Diluted earnings per share were $0.96 per share, an increase of $0.31 per share from the second quarter of 2009.  Our higher net income for the second quarter of 2010 was primarily due to the following:

•                  Net interest income increased by $1.1 million in the second quarter of 2010.  The increase was primarily due to lower funding costs and an increase in interest income from our larger investment securities portfolio.  This increase was largely offset by lower yields earned on our investment securities and a decrease in our loan balances as a result of pay downs and reduced customer demand.

•                  The provision for credit losses (the “Provision”) decreased by $12.8 million in the second quarter of 2010, reflective of lower levels of net charge-offs.

•                  Net gains from the sale of investment securities increased by $14.9 million in the second quarter of 2010.

•                  Federal Deposit Insurance Corporation (“FDIC”) insurance expense decreased by $5.9 million in the second quarter of 2010.  This decrease was primarily due to the Company’s $5.7 million share of an industry-wide FDIC assessment recorded in the second quarter of 2009.

The impact of these items was partially offset by an increase in salaries and benefits expense in the second quarter of 2010, primarily due to a $3.3 million accrual for cash grants to purchase company stock.

For the first six months of 2010, net income was $99.3 million, an increase of $32.3 million or 48% compared to the first six months of 2009.  Diluted earnings per share were $2.05 per share, an increase of $0.65 per share from the first six months of 2009.  Our higher net income for the first six months of 2010 was primarily due to the following:

•                  Net interest income increased by $11.7 million for the first six months of 2010.  The increase was primarily due to lower funding costs and an increase in interest income from our larger investment securities portfolio.  This increase was largely offset by lower yields earned on our investment securities and a decrease in our loan balances as a result of pay downs and reduced customer demand.

•                  The Provision decreased by $16.9 million for the first six months of 2010, reflective of lower levels of net charge-offs.

•                  Net gains from the sale of investment securities increased by $34.9 million for the first six months of 2010.

•                  Our FDIC insurance expense decreased by $4.6 million for the first six months of 2010, primarily due to the Company’s $5.7 million share of an industry-wide FDIC assessment recorded in the second quarter of 2009.

The impact of these items was partially offset by a $6.9 million decrease in mortgage banking income as a result of lower loan origination volume.  We also recorded a $10.0 million gain from the sale of our equity interest in two watercraft leveraged leases in the first quarter of 2009.

A more detailed discussion of the changes in the various components of net income is presented in the following sections of MD&A.

We also continued to strengthen our balance sheet during the first six months of 2010, with higher reserves for credit losses, liquidity, and capital.

•                  Our Allowance for Loan and Lease Losses (the “Allowance”) was $147.4 million as of June 30, 2010, an increase of $3.7 million or 3% from December 31, 2009.  The ratio of our Allowance to total loans and leases outstanding increased to 2.71% as of June 30, 2010, compared to 2.49% as of December 31, 2009.  Based on the net charge-offs of loans and leases for the last several quarters, our current loss projections, as well as economic and risk indicators, we believe that further increases to the Allowance may not be necessary.  However, this determination will be dependent on future events and therefore there can be no assurance that additional reserves will not be necessary.

•                  Non-performing assets were $43.2 million as of June 30, 2010, a decrease of $5.1 million or 11% from December 31, 2009.

•                  As of June 30, 2010, we continued to maintain a significant balance of excess reserves with the Federal Reserve Bank (“FRB”).  We maintained $355.9 million in excess reserves invested with the FRB as of June 30, 2010, an increase of $64.3 million or 22% from December 31, 2009.

•                  We continued to conservatively invest excess liquidity in mortgage-backed securities issued by the Government National Mortgage Association, as well as in U.S. Treasury securities.

•                  We continued to increase our capital levels during the first six months of 2010.  Shareholders’ equity was $1.0 billion as of June 30, 2010, an increase of $117.0 million or 13% from December 31, 2009.  We have not repurchased shares of our common stock under our share repurchase program since October 2008.  We plan to resume our share repurchases in the third quarter of 2010 in an orderly and disciplined manner, but the amount and timing will depend on market conditions and various other factors.

•                  Our Tier 1 capital ratio was 16.92% as of June 30, 2010 compared to 14.84% as of December 31, 2009.  Our ratio of tangible common equity to risk-weighted assets was 18.57% as of June 30, 2010, compared to 15.45% as of December 31, 2009.

Table 1 presents our financial highlights for the three and six months ended June 30, 2010 and 2009 and as of June 30, 2010, December 31, 2009, and June 30, 2009.

Financial Highlights				Table 1
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2010	2009	2010	2009
For the Period:
Operating Results
Net Interest Income	$103,928	$102,851	$211,581	$199,913
Provision for Credit Losses	15,939	28,690	36,650	53,577
Total Noninterest Income	68,874	59,832	140,656	130,197
Total Noninterest Expense	85,918	89,584	167,624	177,517
Net Income	46,564	31,006	99,300	67,046
Basic Earnings Per Share	0.97	0.65	2.07	1.41
Diluted Earnings Per Share	0.96	0.65	2.05	1.40
Dividends Declared Per Share	0.45	0.45	0.90	0.90

Performance Ratios
Return on Average Assets	1.48%	1.06%	1.60%	1.18%
Return on Average Shareholders’ Equity	19.01	14.49	20.73	16.13
Efficiency Ratio [1]	49.72	55.07	47.59	53.78
Operating Leverage [2]	(11.10)	(8.04)	20.98	(14.62)
Net Interest Margin [3]	3.51	3.73	3.61	3.75
Dividend Payout Ratio [4]	46.39	69.23	43.48	63.83
Average Shareholders’ Equity to Average Assets	7.79	7.30	7.73	7.34

Average Balances
Average Loans and Leases	$5,522,423	$6,258,403	$5,604,218	$6,351,938
Average Assets	12,603,233	11,753,580	12,491,132	11,426,766
Average Deposits	9,387,621	9,222,130	9,389,110	8,988,053
Average Shareholders’ Equity	982,233	858,139	965,745	838,288

Market Price Per Share of Common Stock
Closing	$48.35	$35.83	$48.35	$35.83
High	54.10	41.42	54.10	45.24
Low	45.00	31.35	41.60	25.33

		June 30,	December 31,	June 30,
		2010	2009	2009
As of Period End:
Balance Sheet Totals
Loans and Leases		$5,440,911	$5,759,785	$6,149,911
Total Assets		12,855,845	12,414,827	12,194,695
Total Deposits		9,324,659	9,409,676	9,019,661
Long-Term Debt		40,300	90,317	91,432
Total Shareholders’ Equity		1,013,011	895,973	845,885

Asset Quality
Allowance for Loan and Lease Losses		$147,358	$143,658	$137,416
Non-Performing Assets [5]		43,241	48,331	39,054

Financial Ratios
Allowance to Loans and Leases Outstanding		2.71%	2.49%	2.23%
Tier 1 Capital Ratio [6]		16.92	14.84	12.52
Total Capital Ratio [7]		18.19	16.11	13.78
Leverage Ratio [8]		7.09	6.76	6.64
Tangible Common Equity to Total Assets [9]		7.63	6.96	6.65
Tangible Common Equity to Risk-Weighted Assets [9]		18.57	15.45	13.02

Non-Financial Data
Full-Time Equivalent Employees		2,427	2,418	2,533
Branches and Offices		83	83	85
ATMs		487	485	486

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

5   Excluded from non-performing assets are contractually binding non-accrual loans held for sale of $4.2 million and $5.2 million as of December 31, 2009 and June 30, 2009, respectively.

6   Tier 1 Capital Ratio as of December 31, 2009 and June 30, 2009 was revised from 14.88% and 12.56%, respectively.

7   Total Capital Ratio as of December 31, 2009 and June 30, 2009 was revised from 16.15% and 13.82%, respectively.

8   Leverage Ratio as of December 31, 2009 and June 30, 2009 was revised from 6.78% and 6.66%, respectively.

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

Average Balances and Interest Rates - Taxable Equivalent Basis											Table 2
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009			June 30, 2010			June 30, 2009
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$5.3	$—	0.17%	$5.2	$—	0.36%	$5.6	$—	0.56%	$5.0	$—	0.59%
Funds Sold	586.8	0.4	0.27	833.2	0.5	0.25	525.2	0.7	0.27	872.8	1.1	0.25
Investment Securities
Trading	—	—	—	—	—	—	—	—	—	24.3	0.6	4.90
Available-for-Sale	5,531.2	45.2	3.27	3,662.1	38.5	4.21	5,386.9	89.3	3.32	3,148.3	71.0	4.51
Held-to-Maturity	160.2	1.7	4.25	219.9	2.4	4.31	167.1	3.6	4.26	227.4	4.9	4.34
Loans Held for Sale	8.5	0.1	4.46	24.1	0.2	4.21	8.7	0.6	14.27	23.0	0.5	4.30
Loans and Leases [1]
Commercial and Industrial	765.5	7.9	4.12	984.1	9.9	4.02	776.9	18.1	4.69	1,007.6	20.3	4.06
Commercial Mortgage	826.2	10.5	5.10	763.8	9.9	5.22	832.1	21.0	5.10	747.3	19.5	5.27
Construction	100.3	1.3	5.28	144.5	1.5	4.03	104.1	2.7	5.13	149.3	3.1	4.12
Commercial Lease Financing	400.8	3.0	2.95	450.2	3.5	3.13	404.1	6.3	3.14	456.5	7.2	3.14
Residential Mortgage	2,109.1	29.9	5.66	2,359.0	34.6	5.88	2,134.7	60.8	5.70	2,398.0	71.0	5.92
Home Equity	875.8	10.9	5.01	999.3	12.6	5.07	892.5	22.2	5.01	1,013.9	25.6	5.10
Automobile	249.4	4.7	7.63	325.5	6.5	7.96	260.9	9.9	7.68	340.8	13.4	7.95
Other [2]	195.3	3.7	7.63	232.0	4.6	7.89	198.9	7.6	7.70	238.5	9.3	7.88
Total Loans and Leases	5,522.4	71.9	5.22	6,258.4	83.1	5.32	5,604.2	148.6	5.33	6,351.9	169.4	5.36
Other	79.8	0.3	1.39	79.7	0.3	1.39	79.8	0.6	1.39	79.7	0.6	1.39
Total Earning Assets [3]	11,894.2	119.6	4.03	11,082.6	125.0	4.52	11,777.5	243.4	4.15	10,732.4	248.1	4.64
Cash and Noninterest-Bearing Deposits	221.0			203.9			225.4			223.6
Other Assets	488.0			467.1			488.2			470.8
Total Assets	$12,603.2			$11,753.6			$12,491.1			$11,426.8

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,659.8	0.3	0.06	$1,907.7	0.3	0.07	$1,660.8	0.5	0.07	$1,898.2	0.6	0.07
Savings	4,477.8	4.2	0.38	4,036.9	7.8	0.77	4,456.1	8.7	0.39	3,786.4	16.0	0.85
Time	1,093.0	3.4	1.24	1,330.6	6.4	1.92	1,114.7	7.0	1.27	1,415.2	14.9	2.12
Total Interest-Bearing Deposits	7,230.6	7.9	0.44	7,275.2	14.5	0.80	7,231.6	16.2	0.45	7,099.8	31.5	0.89
Short-Term Borrowings	17.7	—	0.13	16.4	—	0.12	23.2	—	0.11	17.6	—	0.11
Securities Sold Under Agreements to Repurchase	1,785.2	6.5	1.44	1,168.2	6.5	2.20	1,659.2	12.9	1.55	1,052.4	13.1	2.48
Long-Term Debt	74.4	1.0	5.52	71.1	0.8	4.84	82.3	2.2	5.37	109.4	3.0	5.56
Total Interest-Bearing Liabilities	9,107.9	15.4	0.68	8,530.9	21.8	1.02	8,996.3	31.3	0.70	8,279.2	47.6	1.16
Net Interest Income		$104.2			$103.2			$212.1			$200.5
Interest Rate Spread			3.35%			3.50%			3.45%			3.48%
Net Interest Margin			3.51%			3.73%			3.61%			3.75%
Noninterest-Bearing Demand Deposits	2,157.0			1,946.9			2,157.5			1,888.3
Other Liabilities	356.1			417.7			371.6			421.0
Shareholders’ Equity	982.2			858.1			965.7			838.3
Total Liabilities and Shareholders’ Equity	$12,603.2			$11,753.6			$12,491.1			$11,426.8

1       Non-performing loans and leases are included in the respective average loan and lease balances.  Income, if any, on such loans and leases is recognized on a cash basis.

2       Comprised of other consumer revolving credit, installment, and consumer lease financing.

3       Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $237,000 and $331,000 for the three months ended June 30, 2010 and 2009, respectively, and $476,000 and $557,000 for the six months ended June 30, 2010 and 2009, respectively.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis			Table 3
	Six Months Ended June 30, 2010
	Compared to June 30, 2009
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(0.5)	$0.1	$(0.4)
Investment Securities
Trading	(0.3)	(0.3)	(0.6)
Available-for-Sale	40.6	(22.3)	18.3
Held-to-Maturity	(1.3)	—	(1.3)
Loans Held for Sale	(0.5)	0.6	0.1
Loans and Leases
Commercial and Industrial	(5.1)	2.9	(2.2)
Commercial Mortgage	2.2	(0.7)	1.5
Construction	(1.0)	0.6	(0.4)
Commercial Lease Financing	(0.9)	—	(0.9)
Residential Mortgage	(7.6)	(2.6)	(10.2)
Home Equity	(3.0)	(0.4)	(3.4)
Automobile	(3.0)	(0.5)	(3.5)
Other [2]	(1.5)	(0.2)	(1.7)
Total Loans and Leases	(19.9)	(0.9)	(20.8)
Total Change in Interest Income	18.1	(22.8)	(4.7)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	(0.1)	—	(0.1)
Savings	2.4	(9.7)	(7.3)
Time	(2.7)	(5.2)	(7.9)
Total Interest-Bearing Deposits	(0.4)	(14.9)	(15.3)
Securities Sold Under Agreements to Repurchase	5.8	(6.0)	(0.2)
Long-Term Debt	(0.7)	(0.1)	(0.8)
Total Change in Interest Expense	4.7	(21.0)	(16.3)

Change in Net Interest Income	$13.4	$(1.8)	$11.6

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

As demand for new lending opportunities remained soft in 2009 and 2010, we invested some of our liquidity into investment securities.

Net interest income, on a taxable equivalent basis, increased by $1.0 million or 1% in the second quarter of 2010 and by $11.6 million or 6% for the first six months of 2010 compared to the same periods in 2009 primarily due to lower funding costs on our interest-bearing liabilities.  Our net interest margin decreased by 22 basis points in the second quarter of 2010 and by 14 basis points for the first six months compared to the same periods in 2009.

Rates paid on our interest-bearing liabilities decreased by 34 basis points in the second quarter of 2010 and by 46 basis points for the first six months of 2010 compared to the same periods in 2009, reflective of the re-pricing of our liabilities at lower interest rates.  Rates paid on our interest-bearing deposits decreased by 36 basis points in the second quarter of 2010 and by 44 basis points for the first six months of 2010 compared to the same periods in 2009.  Rates paid on our securities sold under agreement to repurchase decreased by 76 basis points in the second quarter of 2010 and by 93 basis points for the first six months of 2010 compared to the same periods in 2009 primarily due to lower rates paid on placements with government entities.  Partially offsetting our lower funding costs in 2010 were lower yields earned on our interest-earning assets.  Yields on our interest-earning assets decreased by 49 basis points in both the second quarter and first six months of 2010 compared to the same periods in 2009 primarily due to the lower yields in our investment securities available-for-sale portfolio.  Although average balances of our investment securities available-for-sale portfolio increased from 2009, yields decreased by 94 basis points in the second quarter of 2010 and by 119 basis points for the first six months of 2010 compared to the same periods in 2009 as a result of our lower risk investment strategy.  Also contributing to the lower yields on our interest-earning assets was a 22 basis point decrease in our yields earned on our residential mortgage loan portfolio in both the second quarter and first six months of 2010 compared to the same periods in 2009, primarily due to customers refinancing their loans at lower interest rates.  Partially offsetting the lower yields on these interest-earning assets was a 125 basis point increase in our yields on construction loans in the second quarter of 2010 and a 101 basis point increase in our yields on construction loans for the first six months of 2010 compared to the same periods in 2009, primarily due to interest income received on a loan payoff that was previously on non-accrual status.

Average balances of our interest-earning assets increased by $811.6 million or 7% in the second quarter of 2010 and by $1.0 billion or 10% for the first six months of 2010 compared to the same periods in 2009.  Average balances in our investment securities available-for-sale portfolio increased by $1.9 billion in the second quarter of 2010 and by $2.2 billion for the first six months of 2010 compared to the same periods in 2009, primarily due to the deployment of funds made in mortgage-backed securities issued by government agencies.  Partially offsetting the increase in our investment securities available-for-sale portfolio was a $736.0 million or 12% decrease in our average loan and lease balances in the second quarter of 2010 and a $747.7 million or 12% decrease in our average loan and lease balances for the first six months of 2010 compared to the same periods in 2009.  These decreases were due to continued pay downs in loan and lease balances, along with weak demand for new lending opportunities.  Average balances of our interest-bearing liabilities increased by $577.0 million or 7% in the second quarter of 2010 and by $717.1 million or 9% for the first six months of 2010 compared to the same periods in 2009, primarily due to an increase in average balances in our savings deposits and securities sold under agreements to repurchase.  The increase in average balances in our savings deposits from 2009 was primarily due to the continued success of our bonus rate savings and business money market savings products.  This was partially offset by a decrease in our average time deposit balances as some customers moved their deposits to more liquid savings products and to investments offering higher yields and in our average interest-bearing demand deposit balances as some customers sought higher yielding deposit products.  The increase in our securities sold under agreements to repurchase from 2009 was primarily due to new placements to accommodate local government entities.

Provision for Credit Losses

The Provision reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period. The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  We recorded a Provision of $15.9 million in the second quarter of 2010 and $36.7 million for the first six months of 2010 compared to a Provision of $28.7 million in the second quarter of 2009 and $53.6 million for the first six months of 2009.  The lower Provision recorded in the second quarter of 2010 and for the first six months of 2010 was reflective of slightly improving economic conditions.  For further discussion on the Allowance, see the “Corporate Risk Profile — Reserve for Credit Losses” section in MD&A.

Noninterest Income

Noninterest income increased by $9.0 million or 15% in the second quarter of 2010 and by $10.5 million or 8% for the first six months of 2010 compared to the same periods in 2009.

Mortgage banking income decreased by $1.7 million or 31% in the second quarter of 2010 compared to the same period in 2009.  This decrease was primarily due to lower loan origination volume for the quarter, the result of lower refinancing activity in the second quarter of 2010 compared to the same period in 2009.  Residential mortgage loan originations were $144.9 million in the second quarter of 2010, a $164.6 million or 53% decrease compared to the same period in 2009.  Residential mortgage loan sales were $106.5 million in the second quarter of 2010, a $160.4 million or 60% decrease compared to the same period in 2009.

Mortgage banking income decreased by $6.9 million or 49% for the first six months of 2010 compared to the same period in 2009.  This decrease was primarily due to lower loan origination volume for the first six months of 2010 compared to the same period in 2009.  Residential mortgage loan originations were $295.0 million for the first six months of 2010, a $503.4 million or 63% decrease compared to the same period in 2009.  Residential mortgage loan sales were $216.5 million for the first six months of 2010, a $448.8 million or 67% decrease compared to the same period in 2009.

Service charges on deposit accounts increased by $1.9 million or 15% in the second quarter of 2010 compared to the same period in 2009.  This increase was primarily due to an increase in overdraft fees resulting from higher transaction volume and account growth.  Service charges on deposit accounts increased by $2.4 million or 9% for the first six months of 2010 compared to the same period in 2009.  This increase was primarily due to a $3.0 million increase in overdraft fees, partially offset by a $0.5 million decrease in account analysis fees due to fewer accounts on analysis and an increase in fee waivers.  Beginning on July 1, 2010 for new customers and August 15, 2010 for existing customers, federal rules will prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one-time debit card transaction which will cause an overdraft unless the customer consents in advance (“opts-in”).  We charged customers approximately $7.7 million in the second quarter of 2010 and approximately

$13.9 million for the first six months of 2010 in overdraft fees for ATM and one-time debit card transactions.

Fees, exchange, and other service charges were $15.8 million in the second quarter of 2010 and $30.3 million for the first six months of 2010 and remained relatively flat compared to the same periods in 2009.  Under the newly passed Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, debit card interchange fees will be regulated by the FRB.  Included in fees, exchange, and other service charges were approximately $5.7 million in the second quarter of 2010 and approximately $10.9 million for the first six months of 2010 in debit card interchange fees.

Net gains from the sales of investment securities were $15.0 million in the second quarter of 2010 and $35.0 million for the first six months of 2010.  We primarily sold available-for-sale investment securities to preserve capital levels while managing our duration and extension risk in a volatile interest rate environment.  Net gains from the sales of investment securities in the second quarter of 2009 and for the first six months of 2009 were each less than $0.1 million.

Insurance income decreased by $2.5 million or 52% in the second quarter of 2010 and by $5.4 million or 52% for the first six months of 2010 compared to the same periods in 2009.  These decreases were largely due to the sale of assets of our retail insurance brokerage operation, Bank of Hawaii Insurance Services, Inc. in the second quarter of 2009, and our wholesale insurance business, BOH Wholesale Insurance Agency, Inc. (formerly known as Triad Insurance Agency, Inc.) in the fourth quarter of 2009.

Other noninterest income decreased by $3.7 million or 39% in the second quarter of 2010 compared to the same period in 2009.  This decrease was primarily due to a $2.8 million gain resulting from the sale of our equity interest in a cargo aircraft leveraged lease in the second quarter of 2009, as well as a $0.9 million gain related to the aforementioned sale of our retail insurance brokerage operation.  Also contributing to the decrease was a $0.6 million decrease in fees from our customer related interest rate swap program and a $0.4 million decrease in income from bank-owned life insurance.  Partially offsetting the decrease in other noninterest income was a $1.2 million gain resulting from the sale of our interest in a single investor railcar lease in the second quarter of 2010.

Other noninterest income decreased by $14.1 million or 55% for the first six months of 2010 compared to the same period in 2009.  This decrease was primarily due to a $10.0 million gain from the sale of our equity interest in two watercraft leveraged leases in the first quarter of 2009, as well as the gains resulting from the aforementioned sale of our equity interest in a cargo aircraft leveraged lease and the sale of our retail insurance brokerage operation in the second quarter of 2009.  Also contributing to the decrease was the aforementioned decrease in fees from our customer related interest rate swap program and a $0.5 million decrease in income from bank-owned life insurance.  Partially offsetting the decrease in other noninterest income was the previously mentioned $1.2 million gain resulting from the sale of our interest in a single investor railcar lease in the second quarter of 2010.

Noninterest Expense

Noninterest expense decreased by $3.7 million or 4% in the second quarter of 2010 and by $9.9 million or 6% for the first six months of 2010 compared to the same periods in 2009.

Table 4 presents the components of salaries and benefits expense for the second quarter of 2010 and 2009 and for the first six months of 2010 and 2009.

Salaries and Benefits				Table 4
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Salaries	$29,942	$30,732	$59,085	$60,577
Incentive Compensation	3,447	3,407	6,893	6,699
Share-Based Compensation and Cash Grants for the Purchase of Company Stock	3,984	604	4,540	1,391
Commission Expense	1,259	1,750	2,605	4,005
Retirement and Other Benefits	3,857	3,804	7,966	8,423
Payroll Taxes	2,331	2,344	5,764	5,844
Medical, Dental, and Life Insurance	2,481	1,236	4,961	3,900
Separation Expense	199	303	250	369
Total Salaries and Benefits	$47,500	$44,180	$92,064	$91,208

Salaries and benefits expense increased by $3.3 million or 8% in the second quarter of 2010 compared to the same period in 2009.  This increase was primarily due to a $3.3 million accrual for cash grants for the purchase of company stock recorded in the second quarter of 2010, as well as a $1.5 million reduction in reserves for medical and dental expenses recorded in the second quarter of 2009. The increase in salaries and benefits expense was partially offset by a $0.8 million decrease in salaries primarily due to fewer full-time equivalent employees and a $0.5 million decrease in commission expense, primarily in our mortgage banking business.

Salaries and benefits expense increased by $0.9 million or 1% for the first six months of 2010 compared to the same period in 2009.  This increase was primarily due to a $3.1 million increase in share-based compensation and cash grants for the purchase of company stock, as well as the previously noted $1.5 million reduction in reserves for medical and dental expenses recorded in the second quarter of 2009.  The increase in salaries and benefits expense was partially offset by a $1.5 million decrease in salaries primarily due to fewer full-time equivalent employees, a $1.4 million decrease in commission expense, and a $0.6 million decrease in retirement plan expense.

Professional fees decreased by $1.9 million or 48% in the second quarter of 2010 and by $2.5 million or 38% for the first six months of 2010 compared to the same periods in 2009.  The decreases were primarily due to higher legal fees and other professional services expenses recorded in 2009.

FDIC insurance expense decreased by $5.9 million or 65% in the second quarter of 2010 and by $4.6 million or 43% for the first six months of 2010 compared to the same periods in 2009.  The decreases were primarily due to the Company’s $5.7 million share of an industry-wide assessment by the FDIC recorded in the second quarter of 2009.  The decrease for the first six months of 2010 was partially offset by the Company utilizing its credits from the Federal Deposit Insurance Reform Act of 2005, which were available to offset our deposit insurance assessments.  These credits were fully utilized by the end of the first quarter of 2009.

Other noninterest expense increased by $0.8 million or 4% in the second quarter of 2010 compared to the same period in 2009.  This increase was primarily due to:

•      $0.6 million increase in unrealized losses related to deferred compensation arrangements;

•      $0.5 million increase in mileage program travel expense due to the increase in cost per mile; and

•      $0.4 million increase in insurance expense.

This increase was partially offset by a $1.0 million decrease in operational losses.

Other noninterest expense decreased by $3.8 million or 9% for the first six months of 2010 compared to the same period in 2009.  This decrease was primarily due to:

•      $2.2 million decrease in operational losses;

•      $1.5 million increase of the general legal reserve recorded in 2009; and

•      $0.9 million premium related to the early repayment of our privately placed notes recorded in 2009.

This decrease was partially offset by a $1.0 million increase in mileage program travel expense due to the increase in cost per mile.

Provision for Income Taxes

Table 5 presents our provision for income taxes and effective tax rates for the second quarter of 2010 and 2009 and the first six months of 2010 and 2009.

Provision for Income Taxes and Effective Tax Rates				Table 5
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Provision for Income Taxes	$24,381	$13,403	$48,663	$31,970
Effective Tax Rates	34.37%	30.18%	32.89%	32.29%

The higher effective tax rate for the second quarter of 2010 compared to the same period in 2009 was primarily due to a benefit recorded in 2009 on the termination of a leveraged lease transaction.

The higher effective tax rate for the first six months of 2010 compared to the same period in 2009 was primarily due to the benefit recorded in 2009 noted above being greater than the benefit on the expected utilization of capital losses on the sale of a low-income housing investment recorded in the first quarter of 2010.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities was $6.1 billion as of June 30, 2010, $5.5 billion as of December 31, 2009, and $4.5 billion as of June 30, 2009.  The increase in the carrying value of our investment securities from December 31, 2009 and June 30, 2009 was primarily due to additional investments made in mortgage-backed securities issued by government agencies.  These investments in high grade securities with base durations of less than three years, allow us to maintain flexibility to redeploy funds as opportunities may arise.  Gross unrealized gains in our investment securities portfolio were $145.0 million as of June 30, 2010, $68.5 million as of December 31, 2009, and $74.8 million as of June 30, 2009.

Gross unrealized losses on our temporarily impaired investment securities were $5.2 million as of June 30, 2010, $21.8 million as of December 31, 2009, and $35.7 million as of June 30, 2009.  As of June 30, 2010, the gross unrealized losses were primarily related to mortgage-backed securities issued by government agencies attributable to changes in interest rates, relative to when the investment securities were purchased.

As of June 30, 2010, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.  As of June 30, 2010, we also did not own any private-label mortgage backed securities.  See Note 2 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances			Table 6
	June 30,	December 31,	June 30,
(dollars in thousands)	2010	2009	2009
Commercial
Commercial and Industrial	$ 758,851	$ 795,167	$ 932,444
Commercial Mortgage	816,165	841,431	788,226
Construction	88,823	108,395	140,455
Lease Financing	399,744	412,933	468,030
Total Commercial	2,063,583	2,157,926	2,329,155
Consumer
Residential Mortgage	2,087,380	2,190,677	2,309,971
Home Equity	861,196	921,571	977,632
Automobile	238,671	283,937	309,877
Other [1]	190,081	205,674	223,276
Total Consumer	3,377,328	3,601,859	3,820,756
Total Loans and Leases	$ 5,440,911	$ 5,759,785	$ 6,149,911

[1] Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of June 30, 2010 decreased by $318.9 million or 6% from December 31, 2009 and decreased by $709.0 million or 12% from June 30, 2009.

Commercial loans and leases as of June 30, 2010 decreased by $94.3 million or 4% from December 31, 2009, with balances decreasing in all commercial lending categories.  Demand for commercial lending opportunities continues to remain soft as a result of current economic conditions.  Commercial loans and leases as of June 30, 2010 decreased by $265.6 million or 11% from June 30, 2009.  Commercial loans and leases decreased in all lending categories, except for commercial mortgage, which was consistent with the slow economy in Hawaii and our efforts to reduce risk in our positions in Shared National Credits and leveraged leases.  The increase in our commercial mortgage portfolio from June 30, 2009 was primarily due to our purchase of a $47.5 million portfolio of seasoned loans, secured by real estate in Hawaii, in the fourth quarter of 2009.

Consumer loans and leases as of June 30, 2010 decreased by $224.5 million or 6% from December 31, 2009 and decreased by $443.4 million or 12% from June 30, 2009.  Balances in all consumer lending categories decreased over the past 12 months due to reduced customer demand in a slow economy as well as our disciplined underwriting approach.

Table 7 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio			Table 7
	June 30,	December 30,	June 30,
(dollars in thousands)	2010	2009	2009
Commercial
Hawaii
Commercial and Industrial	$ 625,127	$ 632,415	$ 685,333
Commercial Mortgage	752,353	769,303	701,135
Construction	88,823	108,395	134,638
Lease Financing	44,680	39,664	45,507
U.S. Mainland [1]
Commercial and Industrial	66,837	90,345	171,062
Commercial Mortgage	2,296	2,570	14,086
Construction	—	—	5,817
Lease Financing	319,285	335,507	385,064
Guam
Commercial and Industrial	57,653	62,197	64,151
Commercial Mortgage	59,379	66,113	69,667
Lease Financing	16,639	18,600	18,293
Other Pacific Islands
Commercial and Industrial	6,204	7,047	8,470
Commercial Mortgage	35	1,330	1,510
Foreign [2]
Commercial and Industrial	3,030	3,163	3,428
Commercial Mortgage	2,102	2,115	1,828
Lease Financing	19,140	19,162	19,166
Total Commercial	2,063,583	2,157,926	2,329,155
Consumer
Hawaii
Residential Mortgage	1,904,932	1,996,713	2,103,104
Home Equity	822,934	879,903	931,010
Automobile	178,068	208,130	219,346
Other [3]	150,780	159,010	167,695
U.S. Mainland [1]
Home Equity	17,284	19,659	23,222
Automobile	22,895	29,645	36,302
Guam
Residential Mortgage	175,542	186,374	198,941
Home Equity	18,556	19,043	20,223
Automobile	34,982	42,482	49,799
Other [3]	20,140	23,630	27,475
Other Pacific Islands
Residential Mortgage	6,906	7,590	7,926
Home Equity	2,422	2,966	3,177
Automobile	2,726	3,680	4,430
Other [3]	19,144	23,027	28,096
Foreign [2]
Other [3]	17	7	10
Total Consumer	3,377,328	3,601,859	3,820,756
Total Loans and Leases	$ 5,440,911	$ 5,759,785	$ 6,149,911

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

Credits and leveraged lease financing. Our consumer loan and lease portfolio includes limited lending activities on the U.S. Mainland.

Other Assets

Table 8 presents the major components of other assets as of June 30, 2010, December 31, 2009, and June 30, 2009.

Other Assets			Table 8
	June 30,	December 31,	June 30,
(dollars in thousands)	2010	2009	2009
Bank-Owned Life Insurance	$ 205,881	$ 202,649	$ 199,241
Federal and State Tax Deposits	83,400	82,500	82,500
Federal Home Loan Bank and Federal Reserve Bank Stock	79,817	79,758	79,723
Prepaid Expenses	45,114	49,789	11,991
Low-Income Housing and Other Equity Investments	26,869	27,814	28,185
Derivative Financial Instruments	33,305	20,696	22,426
Accounts Receivable	11,626	13,821	17,919
Other	15,104	19,895	24,009
Total Other Assets	$ 501,116	$ 496,922	$ 465,994

Other assets as of June 30, 2010 increased by $4.2 million or 1% from December 31, 2009.  The increase in other assets from December 31, 2009 was primarily due to an $11.2 million increase in the estimated fair value of our customer-related interest rate swap accounts, which have off-setting amounts recorded in other liabilities.  Also contributing to the increase in other assets was a $3.2 million increase in the value of our bank-owned life insurance.  This was partially offset by a $4.7 million decrease in prepaid expenses, primarily due to the amortization of prepaid FDIC assessments, as well as a $4.6 million decrease in credit card charges in the process of settlement.

Other assets as of June 30, 2010 increased by $35.1 million or 8% from June 30, 2009.  The increase in other assets from June 30, 2009 was primarily due to a $42.3 million prepayment of our FDIC quarterly risk-based assessments for 2010, 2011, and 2012 which was made in December 2009.  The remaining balance of this prepayment to the FDIC was $36.9 million as of June 30, 2010.  Also contributing to the increase in other assets was a $10.2 million increase in the estimated fair value of our customer-related interest rate swap accounts, which have off-setting amounts recorded in other liabilities, as well as a $6.6 million increase in the value of our bank-owned life insurance.  This was partially offset by a $6.5 million decrease in accounts receivable, primarily due to the sale of BOH Wholesale Insurance Agency, Inc., a $5.8 million decrease in credit card charges in the process of settlement, and a $3.0 million decrease in payments made on capital projects in the process of completion.

As of June 30, 2010, the carrying value of our Federal Home Loan Bank of Seattle (“FHLB”) stock was $61.3 million.  Our investment in the FHLB is a condition of membership and, as such, is required to obtain credit and other services from the FHLB.  As of March 31, 2010, the FHLB met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its primary regulator, the Federal Housing Finance Agency, due to several factors including the possibility that further declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements.  Due to this determination, the FHLB remains unable to repurchase or redeem capital stock or to pay dividends.  The Bank continues to use and has access to the services of the FHLB.  Management considers several factors in evaluating impairment including the commitment of the issuer to perform its obligations and to provide services to the Bank.  Based upon the foregoing, management has not recorded an impairment of the carrying value of our FHLB stock as of June 30, 2010.

Deposits

Table 9 presents the composition of our deposits by major customer categories.

Deposits			Table 9
	June 30,	December 31,	June 30,
(dollars in thousands)	2010	2009	2009
Consumer	$ 4,925,579	$ 4,926,567	$ 4,747,612
Commercial	4,036,679	4,115,286	3,829,035
Public and Other	362,401	367,823	443,014
Total Deposits	$ 9,324,659	$ 9,409,676	$ 9,019,661

Deposit balances as of June 30, 2010 decreased by $85.0 million or 1% from December 31, 2009.  The decrease was primarily due to a $102.3 million decrease in consumer and business time deposits, a $68.2 million decrease in our business money market savings accounts, and a $16.3 million decrease in consumer interest bearing demand accounts.  This was partially offset by a $107.9 million increase in our consumer bonus rate savings products.

Deposit balances as of June 30, 2010 increased by $305.0 million or 3% from June 30, 2009.  The increase was primarily due to a $314.6 million increase in our consumer bonus rate savings products, a $165.1 million increase in our personal and business non-interest bearing demand accounts, and a $146.8 million increase in our business money market savings accounts.  This was partially offset by a $196.1 million decrease in our time deposits and a $94.6 million decrease in our public savings products.

Table 10 presents the composition of our savings deposits.

Savings Deposits			Table 10
	June 30,	December 31,	June 30,
(dollars in thousands)	2010	2009	2009
Money Market	$ 1,892,920	$ 1,967,554	$ 1,769,023
Regular Savings	2,530,553	2,438,415	2,285,016
Total Savings Deposits	$ 4,423,473	$ 4,405,969	$ 4,054,039

Table 11 presents our quarterly average balance of time deposits of $100,000 or more.

Average Time Deposits of $100,000 or More			Table 11
Three Months Ended
	June 30,	December 31,	June 30,
(dollars in thousands)	2010	2009	2009
Average Time Deposits	$ 631,204	$ 670,985	$ 738,488

Borrowings and Long-Term Debt

Borrowings consisted of funds purchased and short-term borrowings, including commercial paper.  Borrowings were $16.8 million as of June 30, 2010, a $1.0 million or 7% increase from December 31, 2009, and a $1.8 million or 10% decrease from June 30, 2009.  We manage the level of our borrowings to provide adequate sources of liquidity.  Due to our high level of deposits and increased capital levels, we have minimized the level of borrowings as a source of funds.

Long-term debt was $40.3 million as of June 30, 2010, a $50.0 million or 55% decrease from December 31, 2009, and a $51.1 million or 56% decrease from June 30, 2009.  The decrease in long-term debt from December 31, 2009 and June 30, 2009 was primarily due to a $50.0 million FHLB advance that we repaid in the second quarter of 2010.

Securities Sold Under Agreements to Repurchase

Table 12 presents the composition of our securities sold under agreements to repurchase as of June 30, 2010, December 31, 2009, and June 30, 2009.

Securities Sold Under Agreements to Repurchase			Table 12
	June 30,	December 31,	June 30,
(dollars in thousands)	2010	2009	2009
Government Entities	$ 1,406,393	$ 943,717	$ 1,124,794
Private Institutions	675,000	675,000	675,000
Total Securities Sold Under Agreements to Repurchase	$ 2,081,393	$ 1,618,717	$ 1,799,794

Securities sold under agreements to repurchase as of June 30, 2010 increased by $462.7 million or 29% from December 31, 2009 and by $281.6 million or 16% from June 30, 2009.  The increase in balances from December 31, 2009 and June 30, 2009 was primarily due to new placements to accommodate local government entities.  As of June 30, 2010, the weighted average maturity was 29 days for our securities sold under agreements to repurchase with government entities and 6.8 years for securities sold under agreements to repurchase with private institutions, subject to the private institutions’ right to terminate agreements at earlier specified dates which could decrease the weighted average maturity to 1.3 years.  As of June 30, 2010, $100.0 million of our securities sold under agreements to repurchase placed with private institutions were indexed to the London Inter Bank Offered Rate (“LIBOR”) with the remaining $575.0 million at fixed interest rates.  If the agreements indexed to LIBOR with private institutions are not terminated by specified dates, the interest rates on the agreements become fixed, at rates ranging from 4.25% to 4.50%, for the remaining term of the respective agreements.  As of June 30, 2010, the weighted average interest rate for outstanding agreements with government entities and private institutions was 0.07% and 3.83%, respectively.  We have not entered into agreements in which the securities sold and the related liability was not recorded in the Consolidated Statements of Condition.

Shareholders’ Equity

As of June 30, 2010, shareholders’ equity was $1.0 billion, an increase of $117.0 million or 13% from December 31, 2009, and an increase of $167.1 million or 20% from June 30, 2009.  The increase in shareholders’ equity from December 31, 2009 was primarily due to earnings for the first six months of 2010 of $99.3 million and changes in the fair value of our investment securities available-for-sale, net of tax, of $53.5 million.  The change in fair value of our investment securities available-for-sale, net of tax, was primarily due to a lower interest rate environment and the larger investment securities portfolio as of June 30, 2010.  This was partially offset by cash dividends paid of $43.4 million.  Consistent with our strategy to build capital levels, we have not repurchased shares of our common stock under our share repurchase program since October 2008.  We plan to resume the purchase of common stock in the third quarter of 2010 in an orderly and disciplined manner, but the amount and timing will depend on market conditions and various other factors.  Further discussion on our capital structure is included in the “Corporate Risk Profile — Capital Management” section of MD&A.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, Investment Services, and Treasury.

Table 13 summarizes net income from our business segments for the three and six months ended June 30, 2010 and 2009. Additional information about segment performance is presented in Note 7 to the Consolidated Financial Statements.

Business Segment Net Income				Table 13
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Retail Banking	$ 13,074	$ 15,358	$ 22,581	$ 30,000
Commercial Banking	10,984	9,739	25,140	28,677
Investment Services	1,952	1,511	5,158	2,189
Total	26,010	26,608	52,879	60,866
Treasury and Other	20,554	4,398	46,421	6,180
Consolidated Total	$ 46,564	$ 31,006	$ 99,300	$ 67,046

Retail Banking

Net income decreased by $2.3 million or 15% in the second quarter of 2010 compared to the same period in 2009 primarily due to a decrease in net interest income.  This was partially offset by a decrease in the Provision.  The $7.6 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio, and lower loan and lease balances, partially offset by higher average deposit balances.  The $2.9 million decrease in the Provision was primarily due to a reduction in the allocation to the segment’s home equity portfolio.

Net income decreased by $7.4 million or 25% for the first six months of 2010 compared to the same period in 2009 primarily due to a decrease in net interest income and noninterest income.  This was partially offset by a decrease in the Provision and noninterest expense.  The $13.5 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances.  The $4.4 million decrease in noninterest income was primarily due to lower mortgage banking income, partially offset by higher overdraft fees.  As previously noted, beginning July 1, 2010 for new customers and August 15, 2010 for existing customers, federal rules will prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one-time debit card transaction which will cause an overdraft unless the customer consents in advance (“opt-in”).  The $4.1 million decrease in the Provision was primarily due to a lower allocation to the segment’s home equity portfolio.  The $2.0 million decrease in noninterest expense was primarily due to a decrease in FDIC insurance expense and lower commissions expense, primarily in our mortgage banking business.

Commercial Banking

Net income increased by $1.2 million or 13% in the second quarter of 2010 compared to the same period in 2009 primarily due to decreases in the Provision and noninterest expense.  This was partially offset by decreases in net interest income and noninterest income.  The $9.0 million decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment.  The $2.6 million decrease in noninterest expense was primarily due to the sale of assets of our wholesale and retail insurance businesses in 2009.  The $5.1 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio.  The $4.8 million decrease in noninterest income was primarily due to the sale of assets of our wholesale and retail insurance businesses in 2009, as well as a $2.8 million gain resulting from the sale of our equity interest in a cargo aircraft leveraged lease in the second quarter of 2009.

Net income decreased $3.5 million or 12% for the first six months of 2010 compared to the same period in 2009 primarily due to lower noninterest income and net interest income.  This was partially offset by decreases in the Provision and noninterest expense.  The $18.6 million decrease in noninterest income was primarily due to a $10.0 million gain on the sale of our equity interest in two watercraft leveraged leases and the sale of assets of our wholesale and retail insurance businesses in 2009.  The $3.7 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances.  The $11.6 million decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment.  The $4.5 million decrease in noninterest expense was primarily due to the sale of assets of our wholesale and retail insurance businesses in 2009.

Investment Services

Net income increased by $0.4 million or 29% in the second quarter of 2010 compared to the same period in 2009 primarily due to a decrease in the Provision.  The $0.9 million decrease in the Provision was due to lower net charge-offs of loans in the segment.

Net income increased by $3.0 million for the first six months of 2010 compared to the same period in 2009 primarily due to decreases in noninterest expense and the Provision.  The $2.8 million decrease in noninterest expense was primarily due to lower legal fees and operational losses. The $1.5 million decrease in the Provision was due to lower net charge-offs of loans in the segment.

Treasury

Net income increased by $16.2 million in the second quarter of 2010 compared to the same period in 2009, primarily due to an increase in noninterest income and net interest income.  The $13.6 million increase in noninterest income was primarily due to higher gains on the sales of investment securities.  The $13.9 million increase in net interest income was primarily due to lower funding costs of the segment’s deposit balances.

Net income increased by $40.2 million for the first six months of 2010 compared to the same period in 2009 primarily due to an increase in net interest income and noninterest income.  The $28.7 million increase in net interest income was primarily due to lower funding costs of the segment’s deposit balances, and our larger investment securities portfolio.  The $33.2 million increase in noninterest income was primarily due to higher gains on the sales of investment securities.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury provide a wide-range of support to our other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of June 30, 2010, our overall credit risk position is reflective of a slightly improving economy, while non-performing assets (“NPAs”) remain at elevated levels.

The downward risk migration we have experienced in our loan portfolio appears to have moderated based on current asset quality measures but we remain vigilant in light of an uncertain macroeconomic environment.  As of June 30, 2010, the higher risk segments within our loan portfolio continue to be concentrated in residential home building, residential land loans, and home equity loans.

We also continue to have higher risk in our air transportation leasing portfolio.  Relative to our total loan and lease portfolio, domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, consumer demand, and marginal pricing power. We believe that volatile fuel costs, coupled with a weak economy, could place additional pressure on the financial health of air transportation carriers for the foreseeable future.

Since the start of the downturn, we have increased monitoring of the loan and lease portfolio to identify higher risk segments.  We have also actively managed exposures with deteriorating asset quality to reduce levels of potential loss exposure and have systematically built our reserves and capital base to deal with both anticipated and unforeseen issues.  Risk management activities have included making policy changes to tighten underwriting and curtailing activities in higher risk segments.  We have also conducted detailed analysis of portfolio segments and stress tested those segments to ensure that reserve and capital levels are appropriate.  We are also performing frequent loan and lease-level risk monitoring and risk rating which provides opportunities for early interventions to allow for credit exits or restructuring, loan and lease sales, and voluntary workouts and liquidations.

As noted in Table 14, balances in our loan and lease portfolio which demonstrate a higher risk profile have decreased from December 31, 2009.

Higher Risk Loans and Leases Outstanding			Table 14
	June 30,	December 31,	June 30,
(dollars in thousands)	2010	2009	2009
Residential Home Building [1]	$ 18,993	$ 31,067	$ 22,850
Residential Land Loans [2]	30,262	37,873	47,871
Home Equity Loans [3]	25,055	28,076	21,832
Air Transportation Leases [4]	39,165	50,426	62,148

[1]  Residential home building loans were $41.4 million as of June 30, 2010, $60.3 million as of December 31, 2009, and $89.3 million as of June 30, 2009.  Higher risk loans within this segment are defined as those loans with a well-defined weakness or weaknesses that jeopardize the orderly repayment of the loan.

2 We consider all of our residential land loans, which are consumer loans secured by unimproved lots, to be of higher risk due to the volatility in the value of the underlying collateral.

[3]  Higher risk home equity loans are defined as those loans originated in 2005 or later, with current monitoring credit scores below 600, and with original loan-to-value (“LTV”) ratios greater than 70%.

4 We consider all of our air transportation leases to be of higher risk due to the weak financial profile of the industry.

Higher risk exposure in our residential home building portfolio was $19.0 million as of June 30 2010, of which $3.3 million was included in NPAs.  As of June 30, 2010, $5.9 million of this higher risk exposure relates to residential development projects on Hawaiian islands other than Oahu.  The decrease in this higher risk segment from December 31, 2009 was primarily due to the sale of a $10.0 million exposure to a regional home builder with operations on Oahu in the second quarter of 2010.

Our Hawaii residential land loan portfolio was $ 30.3 million as of June 30, 2010, of which $25.6 million related to properties on Hawaiian islands other than Oahu.  The decrease in this higher risk segment from December 31, 2009 was primarily due to loan pay downs.

The higher risk segment within our Hawaii home equity lending portfolio was $25.1 million or 3% of our total home equity loans outstanding as of June 30, 2010.  The decrease in this higher risk segment from December 31, 2009 was primarily due to loan charge-offs and pay downs.

As of June 30, 2010, air transportation leases totaled $39.2 million, of which $27.9 million was comprised of four leveraged leases on aircraft that were originated in the 1990’s and prior. The decrease in this higher risk segment from December 31, 2009 was primarily due to the sale of our equity interest in an aircraft leveraged lease in the first quarter of 2010.

All of these higher risk loans and leases have been considered in our quarterly evaluation of the adequacy of the Allowance.

Non-Performing Assets

Table 15 presents information on NPAs and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More			Table 15
	June 30,	December 31,	June 30,
(dollars in thousands)	2010	2009	2009
Non-Performing Assets [1]
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$741	$6,646	$10,511
Commercial Mortgage	3,476	1,167	1,219
Construction	5,640	8,154	6,548
Lease Financing	63	631	956
Total Commercial	9,920	16,598	19,234
Consumer
Residential Mortgage	27,491	19,893	16,265
Home Equity	2,638	5,153	2,567
Other [2]	—	550	550
Total Consumer	30,129	25,596	19,382
Total Non-Accrual Loans and Leases	40,049	42,194	38,616
Non-Accrual Loans Held for Sale	—	3,005	—
Foreclosed Real Estate	3,192	3,132	438
Total Non-Performing Assets	$43,241	$48,331	$39,054

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$623	$13
Lease Financing	—	120	—
Total Commercial	—	743	13
Consumer
Residential Mortgage	9,019	8,979	4,657
Home Equity	2,256	2,210	2,879
Automobile	464	875	769
Other [2]	1,161	886	1,270
Total Consumer	12,900	12,950	9,575
Total Accruing Loans and Leases Past Due 90 Days or More	$12,900	$13,693	$9,588

Total Loans and Leases	$5,440,911	$5,759,785	$6,149,911

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.74%	0.73%	0.63%

Ratio of Non-Performing Assets to Total Loans and Leases, Loans Held for Sale, and Foreclosed Real Estate	0.79%	0.84%	0.63%

Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases, Commercial Loans Held for Sale, and Commercial Foreclosed Real Estate	0.62%	1.03%	0.82%

Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.90%	0.72%	0.52%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases, Loans Held for Sale, and Foreclosed Real Estate	1.03%	1.07%	0.79%

Quarter to Quarter Changes in Non-Performing Assets [1]
Balance at Beginning of Quarter	$41,624	$48,536	$40,329
Additions	10,761	14,874	22,459
Reductions
Payments	(4,414)	(4,128)	(15,593)
Return to Accrual Status	—	(1,818)	(230)
Sales of Foreclosed Real Estate	—	(38)	—
Charge-offs/Write-downs	(4,730)	(9,095)	(7,911)
Total Reductions	(9,144)	(15,079)	(23,734)
Balance at End of Quarter	$43,241	$48,331	$39,054

1  Excluded from non-performing assets were contractually binding non-accrual loans held for sale of $4.2 million and $5.2 million as of December 31, 2009 and June 30, 2009, respectively.

2  Comprised of other revolving credit, installment, and lease financing.

NPAs consist of non-accrual loans and leases, including those held for sale and foreclosed real estate. Changes in the level of non-accrual loans and leases typically represent increases for loans and leases that reach a specified past due status, offset by reductions for loans and leases that are charged-off, sold, transferred to foreclosed real estate, or are no longer classified as non-accrual because they return to accrual status.

Impaired loans are defined as loans which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement. As of June 30, 2010, impaired loans were $29.4 million and were comprised of $19.5 million in commercial and consumer loans whose terms had been modified in a troubled debt restructuring (“TDR”) and $9.9 million in non-accrual commercial loans. Impaired loans were $24.7 million as of December 31, 2009 and $33.8 million as of June 30, 2009. Impaired loans had a related Allowance of $3.5 million as of June 30, 2010, $2.3 million as of December 31, 2009, and $7.9 million as of June 30, 2009. We have previously recorded charge-offs of $15.7 million related to our impaired loans as of June 30, 2010.

Table 16 presents information on loans whose terms had been modified in a TDR.

Total NPAs were $43.2 million as of June 30, 2010, a decrease of $5.1 million from December 31, 2009.  The ratio of our NPAs to total loans and leases, loans held for sale, and foreclosed real estate was 0.79% as of June 30, 2010, compared to 0.84% as of December 31, 2009. Although NPAs are at lower levels compared to December 31, 2009, NPAs are expected to increase in the near-term due to an often lengthy legal resolution process associated with real estate-secured loans in Hawaii.

Loans Modified in a Troubled Debt Restructuring		Table 16

Commercial and industrial NPAs decreased by $5.9 million from December 31, 2009, primarily due to $4.1 million in net charge-offs and $1.8 million in resolutions.

Commercial mortgage NPAs increased by $2.3 million from December 31, 2009 due to the addition of three loans. Each of these loans was evaluated for impairment and we have taken partial charge-offs on all three.

Construction NPAs decreased by $5.5 million from December 31, 2009, primarily due to the payoff of two loans totaling $4.3 million. Non-accrual loan exposure in this portfolio is comprised of three construction loans. We have evaluated each of these loans for impairment, have taken partial charge-offs on two of these loans, and believe that we are well-secured on the third loan.

Residential mortgage NPAs increased by $7.7 million from December 31, 2009, primarily due to slower dispositions of loans in this category. Additions to residential mortgage NPAs declined during the second quarter of 2010. As of June 30, 2010, our residential mortgage loan NPAs were comprised of 96 loans with a weighted average current LTV ratio of 73.6%.

Home equity NPAs decreased by $2.5 million from December 31, 2009, primarily due to increased charge-offs during the first quarter of 2010 due to a change in our charge-off policy requiring a full balance charge-off when the borrower becomes 90 days past due and we do not hold the first mortgage.

	June 30,	December 31,	June 30,
(dollars in thousands)	2010	2009	2009
Restructured Loans on Accrual Status	$ 13,558	$ 7,274	$ 2,307
Restructured Loans Included in Non-Accrual Loans or Accruing Loans Past Due 90 Days or More	5,915	1,911	645
Total Restructured Loans	$ 19,473	$ 9,185	$ 2,952

As of June 30, 2010, our loans whose terms had been modified in a TDR were primarily in our commercial and industrial, residential mortgage, and consumer automobile loan portfolios.  Loans modified in a TDR were primarily the result of the modification of interest rates to below market rates and extensions of maturity dates.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $12.9 million as of June 30, 2010, a $0.8 million decrease from December 31, 2009, and a $3.3 million increase from June 30, 2009.  The decrease in loans and leases past due 90 days or more and still accruing interest from December 31, 2009 was primarily due to the repayment of a commercial loan.  The increase in loans and leases past due 90 days or more and still accruing interest from June 30, 2009 was primarily due to increased delinquency activity in our residential mortgage loans.

Reserve for Credit Losses

Table 17 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 17
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Balance at Beginning of Period	$151,777	$139,835	$149,077	$128,667
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(3,056)	(12,249)	(6,962)	(18,713)
Commercial Mortgage	(1,000)	—	(1,303)	—
Construction	(1,417)	—	(2,274)	—
Lease Financing	(107)	(4,473)	(297)	(4,493)
Consumer
Residential Mortgage	(4,377)	(1,814)	(7,632)	(2,641)
Home Equity	(2,886)	(3,303)	(10,322)	(5,619)
Automobile	(1,752)	(2,121)	(3,779)	(5,103)
Other [1]	(2,530)	(3,643)	(5,352)	(7,220)
Total Loans and Leases Charged-Off	(17,125)	(27,603)	(37,921)	(43,789)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	367	228	1,225	770
Commercial Mortgage	—	—	24	—
Lease Financing	11	30	12	32
Consumer
Residential Mortgage	236	126	658	271
Home Equity	197	76	297	172
Automobile	826	735	1,579	1,462
Other [1]	549	718	1,176	1,423
Total Recoveries on Loans and Leases Previously Charged-Off	2,186	1,913	4,971	4,130
Net Loans and Leases Charged-Off	(14,939)	(25,690)	(32,950)	(39,659)
Provision for Credit Losses	15,939	28,690	36,650	53,577
Provision for Unfunded Commitments	—	—	—	250
Balance at End of Period [2]	$152,777	$142,835	$152,777	$142,835

Components
Allowance for Loan and Lease Losses	$147,358	$137,416	$147,358	$137,416
Reserve for Unfunded Commitments	5,419	5,419	5,419	5,419
Total Reserve for Credit Losses	$152,777	$142,835	$152,777	$142,835

Average Loans and Leases Outstanding	$5,522,423	$6,258,403	$5,604,218	$6,351,938

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	1.09%	1.65%	1.19%	1.26%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	2.71%	2.23%	2.71%	2.23%

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

The level of the Allowance is adjusted by recording an expense or recovery through the Provision.  The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense.  The Provision exceeded net charge-offs of loans and leases for the second quarter of 2010 by $1.0 million and by $3.7 million for the first six months of 2010.

Net charge-off activity in our commercial lending portfolios decreased by $11.3 million in the second quarter of 2010 and by $12.8 million for the first six months of 2010 compared to the same periods in 2009.  This decrease was primarily due to several large charge-offs recorded in 2009 related to loan sales in our commercial and industrial portfolio.  The charge-offs in our commercial lending portfolios for the first six months of 2010 was primarily due to Hawaii small to middle-market borrowers that have been adversely impacted by the slow economy in Hawaii.

Net charge-off activity in our consumer lending portfolios increased by $6.1 million for the first six months of 2010 compared to the same period in 2009, with $5.6 million of that increase occurring in the first quarter of 2010.  The increase in consumer lending charge-offs in the first quarter of 2010 was primarily due to increased losses in our home equity and residential mortgage portfolios.  The increase in net charge-offs in these portfolios was primarily due to the prolonged effects of a weak economy in Hawaii.

As of June 30, 2010, the Allowance was $147.4 million or 2.71% of total loans and leases outstanding.  This represents an increase of 22 basis points from December 31, 2009 and an increase of 48 basis points from June 30, 2009.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of June 30, 2010, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

Unfunded Reserve was $5.4 million as of June 30, 2010, unchanged from December 31, 2009 and June 30, 2009.  The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

Market Risk

Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates, and equity prices.  We are exposed to market risk as a consequence of the normal course of conducting our business activities.  Our market risk management process involves measuring, monitoring, controlling, and managing risks that can significantly impact our statements of income and condition.  In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance, while limiting volatility.  The activities associated with these market risks are categorized into “trading” and “other than trading.”

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

The use of derivative financial instruments has generally been limited.  This is due to natural on-balance sheet hedges arising out of offsetting interest rate exposures from loans and investment securities, with deposits and other interest-bearing liabilities.  In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by the ALCO.  Natural and offsetting hedges reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures.  Expected movements in interest rates are also considered in managing interest rate risk.  Thus, as interest rates change, we may use different techniques to manage interest rate risk.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 18 presents, as of June 30, 2010 and 2009, an estimate of the change in net interest income during a quarterly time frame that would result from a gradual change in interest rates, moving in a parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on the net interest income simulation as of June 30, 2010, net interest income sensitivity to changes in interest rates as of June 30, 2010 was more sensitive to changes in interest rates compared to the sensitivity profile as of June 30, 2009.  As a result of our strategy to shorten the investment portfolio’s duration, net interest income is now asset sensitive.  Economic conditions and government intervention continue to cause interest rates to remain relatively low.

Net Interest Income Sensitivity Profile				Table 18
	Change in Net Interest Income Per Quarter
(dollars in thousands)	June 30, 2010		June 30, 2009
Change in Interest Rates (basis points)
+200	$960	0.9%	$(605)	(0.6)%
+100	747	0.7	(403)	(0.4)
-100	(1,600)	(1.5)	(403)	(0.4)

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated.  These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted for a period of time.  Conversely, if the yield curve should steepen further from its mostly “normal” profile, net interest income may increase.  We also use the Market Value of Equity (“MVE”) sensitivity analysis to estimate the net present value change in our net assets (i.e., assets, liabilities, and off-balance sheet instruments) from changes in interest rates.  The MVE was approximately $1.9 billion as of June 30, 2010 and 2009.

Table 19 presents, as of June 30, 2010 and 2009, an estimate of the change in the MVE that would occur from an instantaneous 100 and 200 basis point increase or a 100 basis point decrease in interest rates, moving in a parallel fashion over the entire yield curve.  The MVE sensitivity increased as of June 30, 2010 compared to June 30, 2009, as a result of changes in the composition of the balance sheet, particularly from a decrease in the investment portfolio duration.  Significantly higher interest rates could reduce the value of our investment portfolio while a significant decline in interest rates effectively creates a 0% interest rate environment which could reduce the estimated value of our deposits and increase runoff in our mortgage assets.

Market Value of Equity Sensitivity Profile				Table 19
	Change in Market Value of Equity
(dollars in thousands)	June 30, 2010		June 30, 2009
Change in Interest Rates (basis points)
+200	$(79,205)	(4.1)%	$(27,465)	(1.5)%
+100	(13,830)	(0.7)	13,945	0.7
-100	(95,580)	(4.9)	(48,606)	(2.6)

Further enhancing the MVE sensitivity analysis is:

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

We continued to maintain a strong liquidity position during the second quarter of 2010.  Total deposits were $9.3 billion as of June 30, 2010, an $85.0 million or 1% decrease from December 31, 2009, and a $305.0 million or 3% increase from June 30, 2009.  During 2010, we continued to invest excess liquidity conservatively in mortgage-backed securities issued by the Government National Mortgage Association, as well as in

U.S. Treasury securities.  These investments in high grade securities with relatively short duration, allows us to maintain flexibility to redeploy funds as opportunities arise.

Capital Management

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of June 30, 2010, the Company and the Bank were “well capitalized” under this regulatory framework.  There have been no conditions or events since June 30, 2010 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of June 30, 2010, our shareholders’ equity was $1.0 billion, a $117.0 million or 13% increase from December 31, 2009, and a $167.1 million or 20% increase from June 30, 2009.  In response to a slowing economy and economic uncertainty, we began in the second half of 2008 to increase capital.  As of June 30, 2010, our Tier 1 capital ratio was 16.92%, our total capital ratio was 18.19%, our leverage ratio was 7.09%, and our ratio of tangible common equity to risk-weighted assets was 18.57%.

The Parent has not repurchased shares of common stock since October 2008, except for purchases from employees in connection with income tax withholdings related to the vesting of restricted stock and shares purchased for our Rabbi Trust.  As of June 30, 2010, remaining buyback authority under the Parent’s share repurchase program was $85.4 million of the total $1.70 billion repurchase amount authorized by the Parent’s Board of Directors.  We plan to resume our share repurchases in the third quarter of 2010 in an orderly and disciplined manner, but the amount and timing will depend on market conditions and various other factors.

In July 2010, the Parent’s Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent’s outstanding shares.  The dividend will be payable on September 15, 2010 to shareholders of record at the close of business on August 31, 2010.

Table 20 presents our regulatory capital and ratios as of June 30, 2010, December 31, 2009, and June 30, 2009.

	Regulatory Capital and Ratios			Table 20
		June 30,	December 31,	June 30,
	(dollars in thousands)	2010	2009	2009
	Regulatory Capital
	Shareholders’ Equity	$1,013,011	$895,973	$845,885
Less:	Goodwill	31,517	31,517	34,959
	Postretirement Benefit Liability Adjustments	5,479	5,644	6,858
	Net Unrealized Gains on Investment Securities	79,824	26,290	22,025
	Other	2,367	2,398	2,275
	Tier 1 Capital	893,824	830,124	779,768
	Allowable Reserve for Credit Losses	67,121	70,909	78,643
	Total Regulatory Capital	$960,945	$901,033	$858,411

	Risk-Weighted Assets	$5,283,996	$5,594,532	$6,227,230

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio [1]	16.92%	14.84%	12.52%
	Total Capital Ratio [2]	18.19	16.11	13.78
	Leverage Ratio [3]	7.09	6.76	6.64

1  Tier 1 Capital Ratio as of December 31, 2009 and June 30, 2009 was revised from 14.88% and 12.56%, respectively.

2  Total Capital Ratio as of December 31, 2009 and June 30, 2009 was revised from 16.15% and 13.82%, respectively.

3  Leverage Ratio as of December 31, 2009 and June 30, 2009 was revised from 6.78% and 6.66%, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements	Contractual Obligations

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as Variable Interest Entities (“VIEs”). We routinely sell residential mortgage loans to investors, with servicing rights retained. All of our residential mortgage loans sold to third parties are sold on a non-recourse basis.

Our contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4.                                   Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A.                          Risk Factors

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months.  One of those initiatives, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law by President Obama on July 21, 2010.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact the Company’s business.  However, compliance with these new laws and regulations will result in additional costs, which may adversely impact the Company’s results of operations, financial condition or liquidity, any of which may impact the market price of the Parent’s common stock.

Other than the additional risk factor mentioned above, there are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of equity securities for the second quarter of 2010 were as follows:

Issuer Purchases of Equity Securities
			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased [1]	Paid Per Share	or Programs	Plans or Programs [2]
April 1 - 30, 2010	36,148	$52.64	—	$85,356,214
May 1 - 31, 2010	121	52.52	—	85,356,214
June 1 - 30, 2010	630	46.91	—	85,356,214
Total	36,899	$52.54	—

1  The shares purchased in the second quarter of 2010 were shares purchased from employees in connection with option exercises paid with the Parent’s common stock, income tax withholdings related to stock option exercises, and shares purchased for a Rabbi Trust. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

2  The share repurchase program was first announced in July 2001. As of June 30, 2010, $85.4 million remained of the total $1.70 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Item 6.                                   Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2010		Bank of Hawaii Corporation

	By:	/s/ Allan R. Landon
Allan R. Landon
Chairman of the Board and
Chief Executive Officer

	By:	/s/ Kent T. Lucien
Kent T. Lucien
Chief Financial Officer

Exhibit Index

Exhibit Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File