Form 10-Q
period 2010-09-30
BANK OF HAWAII CORP
filed 2010-10-25
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☒

As of October 19, 2010, there were 48,217,442 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2010	2009	2010	2009
Interest Income
Interest and Fees on Loans and Leases	$ 70,198	$ 79,530	$ 219,466	$ 249,464
Income on Investment Securities
Trading	-	-	-	594
Available-for-Sale	40,775	46,419	129,605	116,875
Held-to-Maturity	1,553	2,179	5,116	7,115
Deposits	5	3	21	18
Funds Sold	211	320	916	1,423
Other	278	277	832	829
Total Interest Income	113,020	128,728	355,956	376,318
Interest Expense
Deposits	7,041	12,235	23,278	43,741
Securities Sold Under Agreements to Repurchase	6,670	6,394	19,571	19,523
Funds Purchased	10	5	23	15
Long-Term Debt	673	1,207	2,877	4,239
Total Interest Expense	14,394	19,841	45,749	67,518
Net Interest Income	98,626	108,887	310,207	308,800
Provision for Credit Losses	13,359	27,500	50,009	81,077
Net Interest Income After Provision for Credit Losses	85,267	81,387	260,198	227,723
Noninterest Income
Trust and Asset Management	10,534	10,915	33,699	34,428
Mortgage Banking	6,811	4,656	14,027	18,777
Service Charges on Deposit Accounts	12,737	14,014	41,407	40,310
Fees, Exchange, and Other Service Charges	15,500	14,801	45,810	45,187
Investment Securities Gains (Losses), Net	7,877	(5)	42,849	63
Insurance	2,646	7,304	7,652	17,689
Other	7,020	5,115	18,337	30,543
Total Noninterest Income	63,125	56,800	203,781	186,997
Noninterest Expense
Salaries and Benefits	46,840	46,387	138,904	137,595
Net Occupancy	10,186	10,350	30,484	30,686
Net Equipment	4,545	4,502	13,469	13,320
Professional Fees	905	2,642	4,988	9,196
FDIC Insurance	3,159	3,290	9,366	14,091
Other	24,255	16,816	60,303	56,616
Total Noninterest Expense	89,890	83,987	257,514	261,504
Income Before Provision for Income Taxes	58,502	54,200	206,465	153,216
Provision for Income Taxes	14,438	17,729	63,101	49,699
Net Income	$ 44,064	$ 36,471	$ 143,364	$ 103,517
Basic Earnings Per Share	$ 0.91	$ 0.76	$ 2.98	$ 2.17
Diluted Earnings Per Share	$ 0.91	$ 0.76	$ 2.96	$ 2.16
Dividends Declared Per Share	$ 0.45	$ 0.45	$ 1.35	$ 1.35
Basic Weighted Average Shares	48,189,358	47,745,375	48,062,385	47,665,146
Diluted Weighted Average Shares	48,462,154	48,045,873	48,386,647	47,930,271

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)
	September 30,	December 31,	September 30,
(dollars in thousands)	2010	2009	2009
Assets
Interest-Bearing Deposits	$ 2,641	$ 8,755	$ 5,863
Funds Sold	174,288	291,546	401,200
Investment Securities
Available-for-Sale	6,213,949	5,330,834	4,827,588
Held-to-Maturity (Fair Value of $148,631; $186,668; and $201,118)	141,192	181,018	194,444
Loans Held for Sale	18,765	16,544	19,346
Loans and Leases	5,312,054	5,759,785	5,931,358
Allowance for Loan and Lease Losses	(147,358))	(143,658))	(142,658)
Net Loans and Leases	5,164,696	5,616,127	5,788,700
Total Earning Assets	11,715,531	11,444,824	11,237,141
Cash and Noninterest-Bearing Deposits	267,597	254,766	291,480
Premises and Equipment	108,855	110,976	110,173
Customers' Acceptances	1,087	1,386	950
Accrued Interest Receivable	40,606	45,334	43,047
Foreclosed Real Estate	5,910	3,132	201
Mortgage Servicing Rights	24,316	25,970	25,437
Goodwill	31,517	31,517	34,959
Other Assets	521,184	496,922	464,637
Total Assets	$ 12,716,603	$ 12,414,827	$ 12,208,025

Liabilities
Deposits
Noninterest-Bearing Demand	$ 2,290,033	$ 2,252,083	$ 2,055,872
Interest-Bearing Demand	1,814,934	1,609,413	1,588,705
Savings	4,423,095	4,405,969	4,365,257
Time	1,074,400	1,142,211	1,240,266
Total Deposits	9,602,462	9,409,676	9,250,100
Funds Purchased	9,832	8,888	8,670
Short-Term Borrowings	7,100	6,900	7,200
Securities Sold Under Agreements to Repurchase	1,616,243	1,618,717	1,524,755
Long-Term Debt	40,292	90,317	91,424
Banker's Acceptances	1,087	1,386	950
Retirement Benefits Payable	35,461	37,435	43,918
Accrued Interest Payable	6,492	7,026	9,740
Taxes Payable and Deferred Taxes	219,525	229,140	254,375
Other Liabilities	138,548	109,369	114,094
Total Liabilities	11,677,042	11,518,854	11,305,226
Shareholders' Equity
Common Stock ($.01 par value; authorized 500,000,000 shares;
issued / outstanding: September 30, 2010 - 57,115,287 / 48,265,014;
December 31, 2009 - 57,028,239 / 48,018,943;
and September 30, 2009 - 57,028,554 / 47,937,543)	570	569	569
Capital Surplus	499,437	494,318	492,346
Accumulated Other Comprehensive Income	66,953	6,925	37,307
Retained Earnings	914,901	843,521	825,709
Treasury Stock, at Cost (Shares: September 30, 2010 - 8,850,273;
December 31, 2009 - 9,009,296; and September 30, 2009 - 9,091,011)	(442,300))	(449,360))	(453,132)
Total Shareholders' Equity	1,039,561	895,973	902,799
Total Liabilities and Shareholders' Equity	$ 12,716,603	$ 12,414,827	$ 12,208,025

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)
				Accum.
				Other
				Compre-
				hensive			Compre-
		Common	Capital	Income	Retained	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	(Loss)	Earnings	Stock	Income
Balance as of December 31, 2009	$ 895,973	$ 569	$ 494,318	$ 6,925	$ 843,521	$ (449,360)
Comprehensive Income:
Net Income	143,364	-	-	-	143,364	-	$ 143,364
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses
on Investment Securities Available-for-Sale	58,886	-	-	58,886	-	-	58,886
Amortization of Net Losses Related to Defined Benefit Plans	1,142	-	-	1,142	-	-	1,142
Total Comprehensive Income							$ 203,392
Share-Based Compensation	2,703	-	2,703	-	-	-
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits (522,542 shares)	15,716	1	2,416	-	(6,850)	20,149
Common Stock Repurchased (276,471 shares)	(13,089)	-	-	-	-	(13,089)
Cash Dividends Paid	(65,134)	-	-	-	(65,134)	-
Balance as of September 30, 2010	$ 1,039,561	$ 570	$ 499,437	$ 66,953	$ 914,901	$ (442,300)

Balance as of December 31, 2008	$ 790,704	$ 568	$ 492,515	$ (28,888)	$ 787,924	$ (461,415)
Comprehensive Income:
Net Income	103,517	-	-	-	103,517	-	$ 103,517
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses
on Investment Securities Available-for-Sale	65,121	-	-	65,121	-	-	65,121
Amortization of Net Losses Related to Defined Benefit Plans	1,074	-	-	1,074	-	-	1,074
Total Comprehensive Income							$ 169,712
Share-Based Compensation	1,700	-	1,700	-	-	-
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits (209,847 shares)	6,202	1	(1,869)	-	(1,101)	9,171
Common Stock Repurchased (25,675 shares)	(888)	-	-	-	-	(888)
Cash Dividends Paid	(64,631)	-	-	-	(64,631)	-
Balance as of September 30, 2009	$ 902,799	$ 569	$ 492,346	$ 37,307	$ 825,709	$ (453,132)

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended
September 30,

(dollars in thousands)	2010	2009
Operating Activities
Net Income	$ 143,364	$ 103,517
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	50,009	81,077
Depreciation and Amortization	10,008	10,130
Amortization of Deferred Loan and Lease Fees	(2,019)	(1,754)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	31,474	4,920
Share-Based Compensation	2,703	1,700
Benefit Plan Contributions	(2,559)	(12,302)
Deferred Income Taxes	(15,193)	(21,235)
Net Gain on Sale of Proprietary Mutual Funds	(2,852)	-
Gains on Sale of Insurance Business	(904)	(742)
Net Gains on Sales of Leases	(292)	(13,332)
Net Gains on Investment Securities	(42,849)	(63)
Net Change in Trading Securities	-	91,500
Proceeds from Sales of Loans Held for Sale	418,650	902,169
Originations of Loans Held for Sale	(412,158)	(863,849)
Tax Benefits from Share-Based Compensation	(2,725)	(122)
Net Change in Other Assets and Other Liabilities	(24,215)	(5,589)
Net Cash Provided by Operating Activities	150,442	276,025

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	1,047,571	1,341,645
Proceeds from Sales	1,289,679	169,952
Purchases	(3,109,587)	(3,722,753)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	39,685	44,892
Proceeds from Sale of Proprietary Mutual Funds	4,424	-
Proceeds from Sale of Insurance Business	904	1,769
Net Change in Loans and Leases	395,020	548,355
Premises and Equipment, Net	(7,887)	(4,183)
Net Cash Used in Investing Activities	(340,191)	(1,620,323)

Financing Activities
Net Change in Deposits	192,786	958,002
Net Change in Short-Term Borrowings	(1,330)	491,156
Repayments of Long-Term Debt	(50,000)	(143,971)
Tax Benefits from Share-Based Compensation	2,725	122
Proceeds from Issuance of Common Stock	13,250	6,569
Repurchase of Common Stock	(13,089)	(888)
Cash Dividends Paid	(65,134)	(64,631)
Net Cash Provided by Financing Activities	79,208	1,246,359

Net Change in Cash and Cash Equivalents	(110,541)	(97,939)
Cash and Cash Equivalents at Beginning of Period	555,067	796,482
Cash and Cash Equivalents at End of Period	$ 444,526	$ 698,543
Supplemental Information
Cash Paid for Interest	$ 46,284	$ 71,615
Cash Paid for Income Taxes	115,374	56,347
Non-Cash Investing Activities:
Transfer from Loans to Foreclosed Real Estate	3,478	92
Transfers from Loans to Loans Held for Sale	8,713	36,126
Replacement of a Leveraged Lease with a Direct Financing Lease	-	32,437

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

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted these provisions of this ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010.  The adoption of these provisions, which was subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition.  See Note 11 to the Consolidated Financial Statements for the disclosures required by this ASU.

This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis, rather than as a net number as currently permitted.  This provision of the ASU is effective for the Company’s reporting period ending March 31, 2011.  As this provision amends only the disclosure requirements for Level 3 fair value measurements, the adoption will have no impact on the Company’s statements of income and condition.

Future Application of Accounting Pronouncements

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which will require the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  This ASU will also require the Company to disclose additional information related to credit quality indicators, nonaccrual and past due information, and information related to impaired loans and loans modified in a troubled debt restructuring.  The provisions of this ASU are effective for the Company’s reporting period ending December 31, 2010.  As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption will have no impact on the Company’s statements of income and condition.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of September 30, 2010, December 31, 2009, and September 30, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2010
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$ 536,690	$ 26,903	$ (11)	$ 563,582
Debt Securities Issued by States and Political Subdivisions	54,563	2,911	(10)	57,464
Debt Securities Issued by U.S. Government-Sponsored Enterprises	750	14	-	764
Mortgage-Backed Securities Issued by
Government Agencies	5,346,832	106,984	(2,265)	5,451,551
U.S. Government-Sponsored Enterprises	134,774	5,814	-	140,588
Total Mortgage-Backed Securities	5,481,606	112,798	(2,265)	5,592,139
Total	$ 6,073,609	$ 142,626	$ (2,286)	$ 6,213,949
Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$ 50,480	$ 3,329	$ -	$ 53,809
U.S. Government-Sponsored Enterprises	90,712	4,110	-	94,822
Total	$ 141,192	$ 7,439	$ -	$ 148,631

December 31, 2009
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$ 711,223	$ 11,248	$ (1,679)	$ 720,792
Debt Securities Issued by States and Political Subdivisions	52,742	1,391	(17)	54,116
Debt Securities Issued by U.S. Government-Sponsored Enterprises	751	41	-	792
Mortgage-Backed Securities Issued by
Government Agencies	4,015,816	26,900	(20,029)	4,022,687
U.S. Government-Sponsored Enterprises	509,225	23,276	(54)	532,447
Total Mortgage-Backed Securities	4,525,041	50,176	(20,083)	4,555,134
Total	$ 5,289,757	$ 62,856	$ (21,779)	$ 5,330,834
Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$ 59,542	$ 1,879	$ -	$ 61,421
U.S. Government-Sponsored Enterprises	121,476	3,771	-	125,247
Total	$ 181,018	$ 5,650	$ -	$ 186,668

September 30, 2009
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$ 537,636	$ 14,937	$ (462)	$ 552,111
Debt Securities Issued by States and Political Subdivisions	61,968	2,343	(12)	64,299
Debt Securities Issued by U.S. Government-Sponsored Enterprises	751	51	-	802
Mortgage-Backed Securities Issued by
Government Agencies	2,869,636	39,826	(4,331)	2,905,131
U.S. Government-Sponsored Enterprises	1,145,778	52,845	-	1,198,623
Private-Label Mortgage-Backed Securities	91,668	50	(10,292)	81,426
Total Mortgage-Backed Securities	4,107,082	92,721	(14,623)	4,185,180
Other Debt Securities	25,081	116	(1)	25,196
Total	$ 4,732,518	$ 110,168	$ (15,098)	$ 4,827,588
Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$ 62,502	$ 2,314	$ -	$ 64,816
U.S. Government-Sponsored Enterprises	131,942	4,360	-	136,302
Total	$ 194,444	$ 6,674	$ -	$ 201,118

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of September 30, 2010. Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Due in One Year or Less	$ 92,145	$ 429	$ -	$ 92,574
Due After One Year Through Five Years	248,224	4,776	(6)	252,994
Due After Five Years Through Ten Years	107,438	6,818	(15)	114,241
Due After Ten Years	144,196	17,805	-	162,001
	592,003	29,828	(21)	621,810
Mortgage-Backed Securities issued by
Government Agencies	5,346,832	106,984	(2,265)	5,451,551
U.S. Government-Sponsored Enterprises	134,774	5,814	-	140,588
Total Mortgage-Backed Securities	5,481,606	112,798	(2,265)	5,592,139
Total	$ 6,073,609	$ 142,626	$ (2,286)	$ 6,213,949

Held-to-Maturity:
Mortgage-Backed Securities issued by
Government Agencies	$ 50,480	$ 3,329	$ -	$ 53,809
U.S. Government-Sponsored Enterprises	90,712	4,110	-	94,822
Total	$ 141,192	$ 7,439	$ -	$ 148,631

Investment securities with carrying values of $3.0 billion, $2.7 billion, and $2.9 billion as of September 30, 2010, December 31, 2009, and September 30, 2009, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.  As of September 30, 2010, December 31, 2009, and September 30, 2009, the Company did not pledge any investment securities where the secured party had the right to sell or repledge the collateral.

Gross gains on the sales of investment securities were $7.9 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, and were $42.9 million and $0.6 million for the nine months ended September 30, 2010 and 2009, respectively.  Gross losses on the sales of investment securities were not material for the three months and nine months ended September 30, 2010 and were $0.6 million for the three months and nine months ended September 30, 2009.  Realized gains and losses on investment securities were recorded in noninterest income using the specific identification method.

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2010
Debt Securities Issued by
the U.S. Treasury and Government Agencies	$ -	$ -	$ 1,479	$ (11)	$ 1,479	$ (11)
Debt Securities Issued by
States and Political Subdivisions	4,992	(10)	-	-	4,992	(10)
Mortgage-Backed Securities Issued by
Government Agencies	465,433	(2,265)	-	-	465,433	(2,265)
Total	$ 470,425	$ (2,275)	$ 1,479	$ (11)	$ 471,904	$ (2,286)

December 31, 2009
Debt Securities Issued by
the U.S. Treasury and Government Agencies	$ 347,324	$ (1,656)	$ 1,703	$ (23)	$ 349,027	$ (1,679)
Debt Securities Issued by
States and Political Subdivisions	878	(5)	322	(12)	1,200	(17)
Mortgage-Backed Securities Issued by
Government Agencies	2,171,588	(20,029)	-	-	2,171,588	(20,029)
U.S. Government-Sponsored Enterprises	8,982	(54)	-	-	8,982	(54)
Total Mortgage-Backed Securities	2,180,570	(20,083)	-	-	2,180,570	(20,083)
Total	$ 2,528,772	$ (21,744)	$ 2,025	$ (35)	$ 2,530,797	$ (21,779)

September 30, 2009
Debt Securities Issued by
the U.S. Treasury and Government Agencies	$ 86,656	$ (427)	$ 1,831	$ (35)	$ 88,487	$ (462)
Debt Securities Issued by
States and Political Subdivisions	559	(1)	323	(11)	882	(12)
Mortgage-Backed Securities Issued by
Government Agencies	393,823	(4,331)	-	-	393,823	(4,331)
Private-Label Mortgage-Backed Securities	-	-	71,152	(10,292)	71,152	(10,292)
Total Mortgage-Backed Securities	393,823	(4,331)	71,152	(10,292)	464,975	(14,623)
Other Debt Securities	-	-	34	(1)	34	(1)
Total	$ 481,038	$ (4,759)	$ 73,340	$ (10,339)	$ 554,378	$ (15,098)

The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2010, which were comprised of 24 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

As of September 30, 2010, the gross unrealized losses reported for mortgage-backed securities related to investment securities issued by the Government National Mortgage Association.

Note 3.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.2 billion as of September 30, 2010, $3.1 billion as of December 31, 2009, and $3.0 billion as of September 30, 2009.  The Company’s residential mortgage loans sold to third parties are generally sold on a non-recourse basis.  The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $2.2 million and $2.1 million for the three months ended September 30, 2010 and 2009, respectively, and $6.2 million and $5.7 million for the nine months ended September 30, 2010 and 2009, respectively.  Servicing income is recorded as a component of mortgage banking income in the Company’s Consolidated Statements of Income.  The Company’s residential mortgage loan servicing portfolio is comprised primarily of fixed rate loans concentrated in Hawaii.

For the three and nine months ended September 30, 2010 and 2009, the change in the fair value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Balance at Beginning of Period	$13,840	$16,833	$15,332	$19,553
Changes in Fair Value:
Due to Change in Valuation Assumptions [1]	(1,954)	(78)	(2,600)	29
Due to Paydowns and Other [2]	(642)	(783)	(1,488)	(3,610)
Total Changes in Fair Value of Mortgage Servicing Rights	(2,596)	(861)	(4,088)	(3,581)
Balance at End of Period	$11,244	$15,972	$11,244	$15,972

1        Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

2        Principally represents changes due to loan payoffs.

For the three and nine months ended September 30, 2010 and 2009, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method, net of a valuation allowance, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Balance at Beginning of Period	$11,806	$7,898	$10,638	$1,796
Servicing Rights that Resulted From Asset Transfers	1,711	1,802	3,552	8,169
Amortization	(445)	(235)	(1,118)	(500)
Balance at End of Period	$13,072	$9,465	$13,072	$9,465

Valuation Allowance:
Balance at Beginning of Period	$—	$—	$—	$292
Recoveries	—	—	—	(292)
Balance at End of Period	$—	$—	$—	$—
Mortgage Servicing Rights Accounted for Under the Amortization Method, Net of a Valuation Allowance	$13,072	$9,465	$13,072	$9,465

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$15,044	$10,301	$14,853	$1,504
End of Period	$14,159	$12,156	$14,159	$12,156

The key assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of September 30, 2010, December 31, 2009, and September 30, 2009 were as follows:

	September 30,	December 31,	September 30,
	2010	2009	2009
Weighted-Average Constant Prepayment Rate [1]	16.68%	14.45%	15.12%
Weighted-Average Life (in years)	4.79	5.55	5.17
Weighted-Average Note Rate	5.13%	5.27%	5.34%
Weighted-Average Discount Rate [2]	6.76%	8.00%	7.80%

1        Represents annualized loan repayment rate assumption.

2        Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of September 30, 2010, December 31, 2009, and September 30, 2009 is presented in the following table.

	September 30,	December 31,	September 30,
(dollars in thousands)	2010	2009	2009
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(285)	$(315)	$(294)
Decrease in fair value from 50 bps adverse change	(563)	(624)	(596)
Discount Rate
Decrease in fair value from 25 bps adverse change	(334)	(385)	(350)
Decrease in fair value from 50 bps adverse change	(662)	(755)	(685)

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

As of September 30, 2010, the contractual maturities of the Company’s securities sold under agreements to repurchase were as follows:

(dollars in thousands)	Amount
Overnight	$-
2 to 30 Days	240,845
31 to 90 Days	720,558
Over 90 Days	654,840
Total	$1,616,243

Note 5.  Comprehensive Income

The following table presents the components of comprehensive income for the three and nine months ended September 30, 2010 and 2009:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2010
Net Income	$ 58,502	$ 14,438	$ 44,064
Other Comprehensive Income:
Net Unrealized Gains on Investment Securities
Available-for-Sale	16,686	6,548	10,138
Reclassification of Net Gains on Investment Securities
Available-for-Sale Included in Net Income	(7,877)	(3,091)	(4,786)
Change in Unrealized Gains and Losses on
Investment Securities Available-for-Sale	8,809	3,457	5,352
Amortization of Net Losses Related to Defined Benefit Plans	595	214	381
Change in Accumulated Other Comprehensive Income (Loss)	9,404	3,671	5,733
Total Comprehensive Income	$ 67,906	$ 18,109	$ 49,797

Three Months Ended September 30, 2009
Net Income	$ 54,200	$ 17,729	$ 36,471
Other Comprehensive Income:
Net Unrealized Gains on Investment Securities
Available-for-Sale	60,650	21,834	38,816
Reclassification of Net Losses on Investment Securities
Available-for-Sale Included in Net Income	5	2	3
Change in Unrealized Gains and Losses on
Investment Securities Available-for-Sale	60,655	21,836	38,819
Amortization of Net Losses Related to Defined Benefit Plans	559	201	358
Change in Accumulated Other Comprehensive Income (Loss)	61,214	22,037	39,177
Total Comprehensive Income	$ 115,414	$ 39,766	$ 75,648

Nine Months Ended September 30, 2010
Net Income	$ 206,465	$ 63,101	$ 143,364
Other Comprehensive Income:
Net Unrealized Gains on Investment Securities
Available-for-Sale	142,112	57,811	84,301
Reclassification of Net Gains on Investment Securities
Available-for-Sale Included in Net Income	(42,849)	(17,434)	(25,415)
Change in Unrealized Gains and Losses on
Investment Securities Available-for-Sale	99,263	40,377	58,886
Amortization of Net Losses Related to Defined Benefit Plans	1,784	642	1,142
Change in Accumulated Other Comprehensive Income (Loss)	101,047	41,019	60,028
Total Comprehensive Income	$ 307,512	$ 104,120	$ 203,392

Nine Months Ended September 30, 2009
Net Income	$ 153,216	$ 49,699	$ 103,517
Other Comprehensive Income:
Net Unrealized Gains on Investment Securities
Available-for-Sale	101,814	36,653	65,161
Reclassification of Net Gains on Investment Securities
Available-for-Sale Included in Net Income	(63)	(23)	(40)
Change in Unrealized Gains and Losses on
Investment Securities Available-for-Sale	101,751	36,630	65,121
Amortization of Net Losses Related to Defined Benefit Plans	1,678	604	1,074
Change in Accumulated Other Comprehensive Income (Loss)	103,429	37,234	66,195
Total Comprehensive Income	$ 256,645	$ 86,933	$ 169,712

Note 6.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share.  The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive shares outstanding for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Denominator for Basic Earnings Per Share	48,189,358	47,745,375	48,062,385	47,665,146
Dilutive Effect of Stock Options	257,170	273,236	303,919	245,796
Dilutive Effect of Restricted Stock	15,626	27,262	20,343	19,329
Denominator for Diluted Earnings Per Share	48,462,154	48,045,873	48,386,647	47,930,271

Antidilutive Shares Outstanding	203,802	422,590	277,272	472,766

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail life insurance products and provides merchant services to its small business customers.  Products and services from Retail Banking are delivered to customers through 71 Hawaii branch locations, 492 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

Commercial Banking

Commercial Banking offers products including corporate banking, commercial real estate loans, commercial lease financing, auto dealer financing, and deposit products.  Commercial lending and deposit products are offered to middle-market and large companies in Hawaii.  Commercial real estate mortgages focus on customers that include investors, developers, and builders predominantly domiciled in Hawaii.  Commercial Banking also includes international banking and operations at the Bank’s 12 branches in the Pacific Islands.

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

Selected business segment financial information as of and for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Retail	Commercial	Investment	Treasury	Consolidated
(dollars in thousands)	Banking	Banking	Services	and Other	Total
Three Months Ended September 30, 2010
Net Interest Income	$ 46,746	$ 35,236	$ 4,043	$ 12,601	$ 98,626
Provision for Credit Losses	6,288	7,121	(19)	(31)	13,359
Net Interest Income After Provision for Credit Losses	40,458	28,115	4,062	12,632	85,267
Noninterest Income	28,049	9,745	16,478	8,853	63,125
Noninterest Expense	(43,391)	(23,370)	(13,851)	(9,278)	(89,890)
Income Before Provision for Income Taxes	25,116	14,490	6,689	12,207	58,502
Provision for Income Taxes	(9,293)	(421)	(2,475)	(2,249)	(14,438)
Net Income	$ 15,823	$ 14,069	$ 4,214	$ 9,958	$ 44,064
Total Assets as of September 30, 2010	$ 3,094,047	$ 2,251,004	$ 242,312	$ 7,129,240	$ 12,716,603

Three Months Ended September 30, 2009
Net Interest Income	$ 53,441	$ 40,232	$ 4,275	$ 10,939	$ 108,887
Provision for Credit Losses	15,599	11,918	33	(50)	27,500
Net Interest Income After Provision for Credit Losses	37,842	28,314	4,242	10,989	81,387
Noninterest Income	25,095	14,668	14,026	3,011	56,800
Noninterest Expense	(42,380)	(25,072)	(14,952)	(1,583)	(83,987)
Income Before Provision for Income Taxes	20,557	17,910	3,316	12,417	54,200
Provision for Income Taxes	(7,636)	(6,037)	(1,227)	(2,829)	(17,729)
Net Income	$ 12,921	$ 11,873	$ 2,089	$ 9,588	$ 36,471
Total Assets as of September 30, 2009	$ 3,441,050	$ 2,547,978	$ 253,580	$ 5,965,417	$ 12,208,025

Nine Months Ended September 30, 2010
Net Interest Income	$ 144,311	$ 112,682	$ 12,582	$ 40,632	$ 310,207
Provision for Credit Losses	31,516	18,468	69	(44)	50,009
Net Interest Income After Provision for Credit Losses	112,795	94,214	12,513	40,676	260,198
Noninterest Income	77,322	31,461	45,814	49,184	203,781
Noninterest Expense	(129,160)	(72,210)	(43,450)	(12,694)	(257,514)
Income Before Provision for Income Taxes	60,957	53,465	14,877	77,166	206,465
Provision for Income Taxes	(22,554)	(14,742)	(5,505)	(20,300)	(63,101)
Net Income	$ 38,403	$ 38,723	$ 9,372	$ 56,866	$ 143,364
Total Assets as of September 30, 2010	$ 3,094,047	$ 2,251,004	$ 242,312	$ 7,129,240	$ 12,716,603

Nine Months Ended September 30, 2009
Net Interest Income	$ 164,534	$ 121,328	$ 12,593	$ 10,345	$ 308,800
Provision for Credit Losses	44,921	34,868	1,583	(295)	81,077
Net Interest Income After Provision for Credit Losses	119,613	86,460	11,010	10,640	227,723
Noninterest Income	78,761	55,032	43,086	10,118	186,997
Noninterest Expense	(130,165)	(78,453)	(47,309)	(5,577)	(261,504)
Income Before Provision for Income Taxes	68,209	63,039	6,787	15,181	153,216
Provision for Income Taxes	(25,287)	(26,120)	(2,511)	4,219	(49,699)
Net Income	$ 42,922	$ 36,919	$ 4,276	$ 19,400	$ 103,517
Total Assets as of September 30, 2009	$ 3,441,050	$ 2,547,978	$ 253,580	$ 5,965,417	$ 12,208,025

Note 8.  Pension Plans and Postretirement Benefit Plan

The components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2010	2009	2010	2009
Three Months Ended September 30,
Service Cost	$ -	$ -	$ 117	$ 109
Interest Cost	1,294	1,285	439	419
Expected Return on Plan Assets	(1,642)	(1,332)	-	-
Amortization of:
Prior Service Credit	-	-	(53)	(53)
Net Actuarial Losses (Gains)	724	732	(76)	(119)
Net Periodic Benefit Cost	$ 376	$ 685	$ 427	$ 356

Nine Months Ended September 30,
Service Cost	$ -	$ -	$ 352	$ 328
Interest Cost	3,883	3,854	1,318	1,258
Expected Return on Plan Assets	(4,926)	(3,995)	-	-
Amortization of:
Prior Service Credit	-	-	(160)	(159)
Net Actuarial Losses (Gains)	2,172	2,195	(228)	(358)
Net Periodic Benefit Cost	$ 1,129	$ 2,054	$ 1,282	$ 1,069

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the Consolidated Statements of Income.  For the three and nine months ended September 30, 2010, the Company contributed $0.1 million and $1.3 million, respectively, to the pension plans.  For the three and nine months ended September 30, 2010, the Company contributed $0.3 million and $1.3 million, respectively, to the postretirement benefit plan.  The Company expects to contribute $1.6 million to the pension plans and $1.5 million to the postretirement benefit plan for the year ending December 31, 2010.

Note 9.  Derivative Financial Instruments

The following table presents the Company’s derivative financial instruments, their fair values, and balance sheet location as of September 30, 2010, December 31, 2009, and September 30, 2009:

	September 30, 2010		December 31, 2009		September 30, 2009
Derivative Financial Instruments Not Designated as Hedging Instruments[1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$6,218	$189	$564	$580	$1,671	$57
Forward Commitments	396	1,423	1,123	5	121	430
Interest Rate Swap Agreements	35,671	35,959	18,834	18,998	23,788	23,994
Foreign Exchange Contracts	299	99	175	402	206	464
Total	$42,584	$37,670	$20,696	$19,985	$25,786	$24,945

1  Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the Consolidated Statements of Condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains and losses recognized in the statements of income for the three and nine months ended September 30, 2010 and 2009:

	Location of Net Gains	Three Months Ended		Nine Months Ended
Derivative Financial Instruments Not Designated	(Losses) Recognized in the	September 30,		September 30,
as Hedging Instruments (dollars in thousands)	Statements of Income	2010	2009	2010	2009
Interest Rate Lock Commitments	Mortgage Banking	$10,282	$4,124	$17,527	$11,146
Forward Commitments	Mortgage Banking	(3,461)	(942)	(5,469)	952
Interest Rate Swap Agreements	Other Noninterest Income	22	31	136	808
Foreign Exchange Contracts	Other Noninterest Income	707	815	2,119	2,126
Total		$7,550	$4,028	$14,313	$15,032

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

Derivative financial instruments are required to be carried at their fair value on the Company’s Consolidated Statements of Condition.  As of September 30, 2010, December 31, 2009, and September 30, 2009, the Company did not designate any derivative financial instruments as accounting hedges.  The Bank’s free-standing derivative financial instruments have been recorded at fair value on the Company’s Consolidated Statements of Condition.  These financial instruments have been limited to interest rate lock commitments, forward commitments, interest rate swap agreements, and foreign exchange contracts.

The Company enters into interest rate lock commitments for residential mortgage loans that the Company intends to sell in the secondary market.  Interest rate exposure from interest rate lock commitments is hedged with forward commitments for the future sale of residential mortgage loans.  The interest rate lock commitments and forward commitments are free-standing derivatives which are carried at fair value with changes recorded in the mortgage banking component of noninterest income.  Changes in the fair value of interest rate lock commitments and forward commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third parties.  The interest rate swap agreements are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s Consolidated Statements of Income.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s Consolidated Statements of Income.

Note 10.  Credit Commitments

The Company’s credit commitments as of September 30, 2010, December 31, 2009, and September 30, 2009 were as follows:

(dollars in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Unfunded Commitments to Extend Credit	$ 1,949,955	$ 2,039,056	$ 2,063,415
Standby Letters of Credit	99,281	84,012	85,527
Commercial Letters of Credit	25,240	23,163	24,677
Total Credit Commitments	$ 2,074,476	$ 2,146,231	$ 2,173,619

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

Level 2:                             Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that utilize model-based techniques for which all significant assumptions are observable in the market.

Level 3:                             Inputs to the valuation methodology are unobservable and significant to the fair value measurement; inputs to the valuation methodology that utilize model-based techniques for which significant assumptions are not observable in the market; or inputs to the valuation methodology that requires significant management judgment or estimation, some of which may be internally developed.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued.  As of September 30, 2010, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active market with readily observable market data.  As a result, the Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income.  The Company stratifies its mortgage servicing portfolio on the basis of loan type.  The assumptions used in the discounted cash flow model are those that we believe market participants would use in estimating future net servicing income, including estimates of loan prepayment rates, servicing costs, ancillary income, impound account balances, and discount rates.  Significant assumptions in the valuation of mortgage servicing rights include changes in interest rates, estimated loan repayment rates, and the timing of cash flows, among other factors.  Mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments, forward commitments, interest rate swap agreements, and foreign exchange contracts.  The fair values of interest rate lock commitments are calculated using a discounted cash flow approach utilizing inputs such as the fall-out ratio.  The fall-out ratio is derived from the Bank’s internal data and is adjusted using significant management judgment as to the percentage of loans which are currently in a lock position which will ultimately not close.  Interest rate lock commitments are deemed Level 3 measurements as significant unobservable inputs and management judgment are required.  The fair values of forward commitments are deemed Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are also calculated using a discounted cash flow approach and utilize inputs such as the London Inter Bank Offered Rate swap curve, effective date, maturity date, notional amount, and stated interest rate.  Interest rate swap agreements are deemed Level 3 measurements as significant unobservable inputs and management judgment are required.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are deemed Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required.

The Company is exposed to credit risk if borrowers or counterparties fail to perform.  The Company seeks to minimize credit risk through credit approvals, limits, monitoring procedures, and collateral requirements.  The Company generally enters into transactions with borrowers and counterparties that carry high quality credit ratings.  Credit risk associated with borrowers or counterparties as well as the Company’s non-performance risk is factored into the determination of the fair value of derivative financial instruments.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, December 31, 2009, and September 30, 2009:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2010
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$ 561,512	$ 2,070	$ -	$ 563,582
Debt Securities Issued by States and Political Subdivisions	-	57,464	-	57,464
Debt Securities Issued by U.S. Government-Sponsored Enterprises	-	764	-	764
Mortgage-Backed Securities Issued by
Government Agencies	-	5,451,551	-	5,451,551
U.S. Government-Sponsored Enterprises	-	140,588	-	140,588
Total Mortgage-Backed Securities	-	5,592,139	-	5,592,139
Total Investment Securities Available-for-Sale	561,512	5,652,437	-	6,213,949
Mortgage Servicing Rights	-	-	11,244	11,244
Other Assets	9,985	-	-	9,985
Net Derivative Assets and Liabilities	-	(827)	5,741	4,914
Total Assets Measured at Fair Value on a Recurring Basis as of September 30, 2010	$ 571,497	$ 5,651,610	$ 16,985	$ 6,240,092

December 31, 2009
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$ 718,388	$ 2,404	$ -	$ 720,792
Debt Securities Issued by States and Political Subdivisions	-	54,116	-	54,116
Debt Securities Issued by U.S. Government-Sponsored Enterprises	-	792	-	792
Mortgage-Backed Securities Issued by
Government Agencies	-	4,022,687	-	4,022,687
U.S. Government-Sponsored Enterprises	-	532,447	-	532,447
Total Mortgage-Backed Securities	-	4,555,134	-	4,555,134
Total Investment Securities Available-for-Sale	718,388	4,612,446	-	5,330,834
Mortgage Servicing Rights	-	-	15,332	15,332
Other Assets	8,979	-	-	8,979
Net Derivative Assets and Liabilities	-	891	(180)	711
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2009	$ 727,367	$ 4,613,337	$ 15,152	$ 5,355,856

September 30, 2009
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$ 549,582	$ 2,529	$ -	$ 552,111
Debt Securities Issued by States and Political Subdivisions	-	64,299	-	64,299
Debt Securities Issued by U.S. Government-Sponsored Enterprises	-	802	-	802
Mortgage-Backed Securities Issued by
Government Agencies	-	2,905,131	-	2,905,131
U.S. Government-Sponsored Enterprises	-	1,198,623	-	1,198,623
Private-Label Mortgage-Backed Securities	-	81,426	-	81,426
Total Mortgage-Backed Securities	-	4,185,180	-	4,185,180
Other Debt Securities	-	25,196	-	25,196
Total Investment Securities Available-for-Sale	549,582	4,278,006	-	4,827,588
Mortgage Servicing Rights	-	-	15,972	15,972
Other Assets	8,382	-	-	8,382
Net Derivative Assets and Liabilities	-	(567)	1,408	841
Total Assets Measured at Fair Value on a Recurring Basis as of September 30, 2009	$ 557,964	$ 4,277,439	$ 17,380	$ 4,852,783

For the three and nine months ended September 30, 2010 and 2009, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

Assets (dollars in thousands)		Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Three Months Ended September 30, 2010
Balance as of July 1, 2010		$13,840	$2,007	$15,847
Realized and Unrealized Net Gains (Losses):
Included in Net Income		(2,596)	10,304	7,708
Purchases, Sales, Issuances, and Settlements, Net		-	(6,570)	(6,570)
Balance as of September 30, 2010		$11,244	$5,741	$16,985

Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2010		$(1,954)	$5,741	$3,787

Assets (dollars in thousands)		Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Three Months Ended September 30, 2009
Balance as of July 1, 2009		$16,833	$741	$17,574
Realized and Unrealized Net Gains (Losses):
Included in Net Income		(861)	4,155	3,294
Purchases, Sales, Issuances, and Settlements, Net		-	(3,488)	(3,488)
Balance as of September 30, 2009		$15,972	$1,408	$17,380

Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2009		$(78)	$1,408	$1,330

Assets (dollars in thousands)		Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Nine Months Ended September 30, 2010
Balance as of January 1, 2010		$15,332	$(180)	$15,152
Realized and Unrealized Net Gains (Losses):
Included in Net Income		(4,088)	17,663	13,575
Purchases, Sales, Issuances, and Settlements, Net		-	(11,742)	(11,742)
Balance as of September 30, 2010		$11,244	$5,741	$16,985

Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2010		$(2,600)	$5,741	$3,141

Assets (dollars in thousands)	Investment Securities Available-for-Sale [3]	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Nine Months Ended September 30, 2009
Balance as of January 1, 2009	$55,715	$19,553	$3,051	$78,319
Realized and Unrealized Net Gains (Losses):
Included in Net Income	-	(3,581)	11,954	8,373
Purchases, Sales, Issuances, and Settlements, Net	(55,715)	-	(13,597)	(69,312)
Balance as of September 30, 2009	$-	$15,972	$1,408	$17,380

Total Unrealized Net Gains Included in Net Income Related to Assets Still Held as of September 30, 2009	$-	$29	$1,408	$1,437

Liabilities (dollars in thousands)	Long-Term Debt [4]	Total
Nine Months Ended September 30, 2009
Balance as of January 1, 2009	$119,275	$119,275
Unrealized Gains Included in Net Income	(304)	(304)
Purchases, Sales, Issuances, and Settlements, Net	(118,971)	(118,971)
Balance as of September 30, 2009	$-	$-

1	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s Consolidated Statements of Income.
2

Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s Consolidated Statements of Income. Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s Consolidated Statements of Income.

3	Unrealized gains and losses related to investment securities available-for-sale are reported as a component of other comprehensive income in the Company’s Consolidated Statements of Condition.
4	Unrealized gains related to long-term debt were reported as a component of other noninterest income in the Company’s Consolidated Statements of Income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or impairment write-downs of individual assets.  As of September 30, 2010, December 31, 2009, and September 30, 2009, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

Investment Securities Held-to-Maturity

The fair value of the Company’s investment securities held-to-maturity was primarily measured using information from a third-party pricing service.  Quoted prices in active markets were used whenever available.  If quoted prices were not available, fair values were measured using pricing models or other valuation techniques such as the present value of future cash flows, adjusted for credit loss assumptions.

Loans Held for Sale

The fair value of the Company’s residential mortgage loans held for sale was determined based on quoted prices for similar loans in active markets.

Loans

The fair value of the Company’s loans was determined by discounting the expected future cash flows of pools of loans with similar characteristics.  Loans were first segregated by type such as commercial, real estate, and consumer, and were then further segmented into fixed and variable rate and loan quality categories.  Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

Deposit Liabilities

The fair values of the Company’s noninterest-bearing and interest-bearing demand deposits and savings deposits were equal to the amount payable on demand (i.e., their carrying amounts) because these products have no stated maturity.  The fair values of the Company’s time deposits were estimated using discounted cash flow analyses.  The discount rates used were based on rates currently offered for deposits with similar remaining maturities.  The fair values of the Company’s deposit liabilities do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

Long-Term Debt

The fair values of the Company’s long-term debt were calculated using a discounted cash flow approach and applying discount rates currently offered for new notes with similar remaining maturities and considering the Company’s non-performance risk.

The following presents the carrying amount and fair values of the Company’s financial instruments as of September 30, 2010, December 31, 2009, and September 30, 2009:

	September 30, 2010		December 31, 2009		September 30, 2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$141,192	$148,631	$181,018	$186,668	$194,444	$201,118
Loans Held for Sale	18,765	18,765	16,544	16,552	19,346	19,346
Loans [1]	4,819,324	5,105,231	5,217,472	5,443,649	5,352,297	5,557,554
Financial Instruments - Liabilities
Deposits	9,602,462	9,618,888	9,409,676	9,421,423	9,250,100	9,265,131
Long-Term Debt [2]	31,338	34,660	81,338	83,265	82,437	84,318

1	Comprised of loans, net of unearned income and the allowance for loan losses.
2	Excludes capitalized lease obligations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic and business environment in our service area and elsewhere, credit quality, our contributions to the Company’s pension plans and the postretirement benefit plan, and other financial and business matters in future periods.  Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) the effect of the increase in government intervention in the U.S. financial system; 4) competitive pressure among financial services and products; 5) the impact of recent legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), relating to overdraft fees, credit cards, and other bank services; 6) changes in fiscal and monetary policies of the markets in which we operate; 7) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements to be adopted by the Basel Committee on Banking Supervision and U.S. regulators; 8) actual or alleged conduct which could harm our reputation; 9) changes in accounting standards; 10) changes in tax laws or regulations or the interpretation of such laws and regulations; 11) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 12) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 13) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements and judgments; 14) changes to the amount and timing of proposed common stock repurchases; and 15) natural disasters, or adverse weather, public health, and other conditions impacting us and our customers’ operations.  For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, refer to the section entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, and subsequent periodic and current reports, filed with the U.S. Securities and Exchange Commission (the “SEC”).  Words such as “appears,” “may,” “believes,” “anticipates,” “expects,” “intends,” “targeted,” “plans,” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements.  We do not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

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

In striving to achieve our vision and governing objective, our business plan is balanced between growth and risk management, including the flexibility to adjust, given the uncertainties in the current economy.  We remain concerned about the economy, interest rates, and loan demand.  For the remainder of 2010, we intend to continue to focus on opportunities to further serve our customers, improve productivity, and efficiently manage capital.

Hawaii Economy

Hawaii’s economy continued to recover during the third quarter of 2010 due to a stronger visitor industry and stable home prices.  From April through July 2010, total visitor arrivals increased 8.4% compared to the same period in 2009 and were widespread among the counties in the state.  Hotel occupancy improved to 74% and visitor spending trended upward.  Overall, state job growth in July 2010 was 1.0% as visitor industry gains were partially offset by declines in other sectors.  Construction continued to be the industry most adversely impacted by the economy with 9.3% fewer jobs in July 2010 compared with the same period in 2009.  The September 2010 statewide unemployment rate remained stable at 6.3% on a seasonally-adjusted basis.  Home prices and sales volume remained fairly strong during the third quarter of 2010.

Financial Highlights

For the third quarter of 2010, net income was $44.1 million, an increase of $7.6 million or 21% compared to the third quarter of 2009.  Diluted earnings per share were $0.91 per share, an increase of $0.15 per share from the third quarter of 2009.  Our higher net income for the third quarter of 2010 was primarily due to the following:

•                  The provision for credit losses (the “Provision”) decreased by $14.1 million in the third quarter of 2010, as asset quality measures appear to have stabilized.

•                  Net gains from the sale of investment securities increased by $7.9 million in the third quarter of 2010.

•                  We recognized net gains of $2.9 million from the sale of our proprietary mutual funds in the third quarter of 2010.

•                  We recognized a net gain of $2.6 million from the sale of our equity interest in a railcar leveraged lease in the third quarter of 2010.  This was comprised of a $1.4 million pre-tax loss and a tax gain of $4.0 million.

•                  Mortgage banking income increased by $2.2 million in the third quarter of 2010, primarily due to higher refinancing activity resulting from lower interest rates.

The impact of these items was partially offset by a $10.3 million decrease in net interest income as a result of the decline in our loan and lease portfolio balances as well as lower yields from our investment securities portfolio.  We also incurred $5.2 million in early termination costs related to the prepayment of $75.0 million in securities sold under agreements to repurchase in the third quarter of 2010.

For the first nine months of 2010, net income was $143.4 million, an increase of $39.8 million or 38% compared to the first nine months of 2009.  Diluted earnings per share were $2.96 per share, an increase of $0.80 per share from the first nine months of 2009.  Our higher net income for the first nine months of 2010 was primarily due to the following:

•                  The Provision decreased by $31.1 million for the first nine months of 2010, as credit risk in our loan and lease portfolio appears to have moderated.

•                  Net gains from the sale of investment securities increased by $42.8 million for the first nine months of 2010.

•                  Our Federal Deposit Insurance Corporation (“FDIC”) insurance expense decreased by $4.7 million for the first nine months of 2010, primarily due to the Company’s $5.7 million share of an industry-wide

FDIC assessment recorded in the second quarter of 2009.

•                  Professional fees decreased by $4.2 million for the first nine months of 2010, primarily due to lower legal and other professional fees.

The impact of these items was partially offset by a $10.0 million gain from the sale of our equity interest in two watercraft leveraged leases in the first quarter of 2009.  Our insurance income also decreased by $10.0 million due to the sale of our retail insurance brokerage and wholesale insurance businesses in 2009.  A more detailed discussion of the changes in the various components of net income is presented in the following sections of MD&A.

We also continued to strengthen our balance sheet during the first nine months of 2010, with higher reserves for credit losses, liquidity, and capital.

•                  Our Allowance for Loan and Lease Losses (the “Allowance”) was $147.4 million as of September 30, 2010, an increase of $3.7 million or 3% from December 31, 2009.  The ratio of our Allowance to total loans and leases outstanding increased to 2.77% as of September 30, 2010, compared to 2.49% as of December 31, 2009.  Based on the lower levels of net charge-offs of loans and leases for the last several quarters, our current loss projections, as well as economic and risk indicators, we did not increase our Allowance during the third quarter of 2010.

•                  We continued to invest excess liquidity primarily in mortgage-backed securities issued by the Government National Mortgage Association, with base durations of less than three years.  The liquidity in our investment securities portfolio allows for the flexibility to redeploy funds as opportunities arise.

•                  We continued to increase our capital levels during the first nine months of 2010.  Shareholders’ equity was $1.0 billion as of September 30, 2010, an increase of $143.6 million or 16% from December 31, 2009.  We resumed share repurchases under our share repurchase program in the third quarter of 2010 and purchased 208,500 shares of our common stock at an average cost per share of $46.93 and a total cost of $9.8 million.  Also, the fair value of our available-for-sale investment securities, net of tax, increased by $58.9 million since December 31, 2009.

•                  As of September 30, 2010, all of our key regulatory capital ratios were higher compared to our ratios as of December 31, 2009.  Our Tier 1 capital ratio was 17.71% as of September 30, 2010, compared to 14.84% as of December 31, 2009.  Our ratio of tangible common equity to risk-weighted assets was 19.50% as of September 30, 2010, compared to 15.45% as of December 31, 2009.

Table 1 presents our financial highlights for the three and nine months ended September 30, 2010 and 2009 and as of September 30, 2010, December 31, 2009, and September 30, 2009.

Financial Highlights			Table 1
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2010	2009	2010	2009
For the Period:
Operating Results
Net Interest Income	$98,626	$108,887	$310,207	$308,800
Provision for Credit Losses	13,359	27,500	50,009	81,077
Total Noninterest Income	63,125	56,800	203,781	186,997
Total Noninterest Expense	89,890	83,987	257,514	261,504
Net Income	44,064	36,471	143,364	103,517
Basic Earnings Per Share	0.91	0.76	2.98	2.17
Diluted Earnings Per Share	0.91	0.76	2.96	2.16
Dividends Declared Per Share	0.45	0.45	1.35	1.35

Performance Ratios
Return on Average Assets	1.37%	1.21%	1.52%	1.19%
Return on Average Shareholders’ Equity	16.64	16.44	19.28	16.24
Efficiency Ratio [1]	55.57	50.69	50.10	52.74
Operating Leverage [2]	(17.29)	11.77	9.47	(7.21)
Net Interest Margin [3]	3.27	3.85	3.50	3.78
Dividend Payout Ratio [4]	49.45	59.21	45.30	62.21
Average Shareholders’ Equity to Average Assets	8.21	7.34	7.90	7.34

Average Balances
Average Loans and Leases	$5,368,177	$6,034,956	$5,524,672	$6,245,117
Average Assets	12,797,219	11,988,995	12,594,282	11,616,237
Average Deposits	9,576,936	9,131,064	9,452,406	9,036,247
Average Shareholders’ Equity	1,050,535	880,003	994,319	852,347

Market Price Per Share of Common Stock
Closing	$44.92	$41.54	$44.92	$41.54
High	51.60	42.92	54.10	45.24
Low	43.77	33.65	41.60	25.33

		September 30,	December 31,	September 30,
		2010	2009	2009
As of Period End:
Balance Sheet Totals
Loans and Leases		$5,312,054	$5,759,785	$5,931,358
Total Assets		12,716,603	12,414,827	12,208,025
Total Deposits		9,602,462	9,409,676	9,250,100
Long-Term Debt		40,292	90,317	91,424
Total Shareholders’ Equity		1,039,561	895,973	902,799

Asset Quality
Allowance for Loan and Lease Losses		$147,358	$143,658	$142,658
Non-Performing Assets [5]		45,174	48,331	48,536

Financial Ratios
Allowance to Loans and Leases Outstanding		2.77%	2.49%	2.41%
Tier 1 Capital Ratio [6]		17.71	14.84	13.39
Total Capital Ratio [7]		18.98	16.11	14.66
Leverage Ratio [8]		7.15	6.76	6.65
Tangible Common Equity to Total Assets [9]		7.93	6.96	7.11
Tangible Common Equity to Risk-Weighted Assets [9]		19.50	15.45	14.56

Non-Financial Data
Full-Time Equivalent Employees		2,428	2,418	2,474
Branches and Offices		83	83	85
ATMs		492	485	485

1	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).
2	Operating leverage is defined as the percentage change in income before the provision for credit losses and the provision for income taxes. Measures are presented on a linked quarter basis.
3	Net interest margin is defined as net interest income, on a taxable equivalent basis, as a percentage of average earning assets.
4	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.
5	Excluded from non-performing assets are contractually binding non-accrual loans held for sale of $4.2 million and $7.7 million as of December 31, 2009 and September 30, 2009, respectively.
6	Tier 1 Capital Ratio as of December 31, 2009 and September 30, 2009 was revised from 14.88% and 13.43%, respectively.
7	Total Capital Ratio as of December 31, 2009 and September 30, 2009 was revised from 16.15% and 14.70%, respectively.
8	Leverage Ratio as of December 31, 2009 and September 30, 2009 was revised from 6.78% and 6.67%, respectively.
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

Average Balances and Interest Rates - Taxable Equivalent Basis	Table 2

	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009			September 30, 2010			September 30, 2009
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$ 4.4	$ -	0.49%	$ 5.1	$ -	0.28%	$ 5.2	$ -	0.54%	$ 5.0	$ -	0.49%
Funds Sold	303.4	0.2	0.27	489.7	0.3	0.26	450.5	0.9	0.27	743.7	1.4	0.25
Investment Securities
Trading	-	-	-	-	-	-	-	-	-	16.1	0.6	4.92
Available-for-Sale	6,158.5	41.0	2.66	4,491.2	46.7	4.16	5,646.9	130.3	3.08	3,600.8	117.8	4.36
Held-to-Maturity	148.2	1.6	4.19	202.0	2.2	4.31	160.7	5.1	4.24	218.9	7.1	4.33
Loans Held for Sale	12.7	0.1	4.59	25.2	0.2	2.95	10.0	0.8	10.16	23.7	0.7	3.82
Loans and Leases [1]
Commercial and Industrial	750.6	7.8	4.13	884.4	9.0	4.06	768.1	25.9	4.50	966.1	29.4	4.06
Commercial Mortgage	808.8	10.4	5.10	787.0	10.2	5.14	824.2	31.4	5.10	760.7	29.7	5.23
Construction	87.6	1.1	4.95	140.9	1.4	3.81	98.6	3.7	5.08	146.5	4.4	4.02
Commercial Lease Financing	380.1	2.6	2.79	464.0	3.0	2.56	396.0	9.0	3.03	459.0	10.1	2.95
Residential Mortgage	2,076.0	29.5	5.68	2,273.8	33.0	5.81	2,114.9	90.3	5.69	2,356.1	104.0	5.89
Home Equity	849.4	10.7	4.99	963.3	12.3	5.08	878.0	32.9	5.01	996.9	38.0	5.09
Automobile	229.1	4.4	7.54	304.5	6.1	7.88	250.2	14.3	7.64	328.6	19.5	7.93
Other [2]	186.6	3.5	7.55	217.1	4.3	7.95	194.7	11.2	7.65	231.3	13.7	7.90
Total Loans and Leases	5,368.2	70.0	5.20	6,035.0	79.3	5.24	5,524.7	218.7	5.29	6,245.2	248.8	5.32
Other	79.8	0.3	1.39	79.7	0.3	1.39	79.8	0.8	1.39	79.7	0.8	1.39
Total Earning Assets [3]	12,075.2	113.2	3.74	11,327.9	129.0	4.54	11,877.8	356.6	4.01	10,933.1	377.2	4.60
Cash and Noninterest-Bearing Deposits	227.3			203.5			226.1			216.8
Other Assets	494.7			457.6			490.4			466.3
Total Assets	$12,797.2			$11,989.0			$12,594.3			$11,616.2

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$ 1,770.1	0.2	0.06	$ 1,625.6	0.2	0.06	$ 1,697.7	0.8	0.06	$ 1,806.4	0.9	0.06
Savings	4,460.9	3.5	0.31	4,190.2	6.6	0.63	4,457.7	12.2	0.37	3,922.4	22.6	0.77
Time	1,075.7	3.3	1.22	1,264.7	5.4	1.69	1,101.5	10.3	1.25	1,364.5	20.3	1.98
Total Interest-Bearing Deposits	7,306.7	7.0	0.38	7,080.5	12.2	0.69	7,256.9	23.3	0.43	7,093.3	43.8	0.82
Short-Term Borrowings	26.6	-	0.15	18.1	-	0.12	24.3	-	0.12	17.7	-	0.11
Securities Sold Under Agreements to Repurchase	1,706.2	6.7	1.53	1,464.3	6.4	1.71	1,675.0	19.5	1.54	1,191.2	19.5	2.16
Long-Term Debt	40.3	0.7	6.68	91.4	1.2	5.26	68.2	2.9	5.63	103.4	4.2	5.47
Total Interest-Bearing Liabilities	9,079.8	14.4	0.63	8,654.3	19.8	0.91	9,024.4	45.7	0.67	8,405.6	67.5	1.07
Net Interest Income		$ 98.8			$ 109.2			$ 310.9			$ 309.7
Interest Rate Spread			3.11%			3.63%			3.34%			3.53%
Net Interest Margin			3.27%			3.85%			3.50%			3.78%
Noninterest-Bearing Demand Deposits	2,270.2			2,050.5			2,195.5			1,943.0
Other Liabilities	396.7			404.2			380.1			415.3
Shareholders’ Equity	1,050.5			880.0			994.3			852.3
Total Liabilities and Shareholders’ Equity	$12,797.2			$11,989.0			$12,594.3			$11,616.2

1	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
2	Comprised of other consumer revolving credit, installment, and consumer lease financing.
3

Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $199,000 and $329,000 for the three months ended September 30, 2010 and 2009, respectively, and $675,000 and $886,000 for the nine months ended September 30, 2010 and 2009, respectively.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis			Table 3
	Nine Months Ended September 30, 2010
	Compared to September 30, 2009
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(0.6)	$0.1	$(0.5)
Investment Securities
Trading	(0.3)	(0.3)	(0.6)
Available-for-Sale	53.8	(41.3)	12.5
Held-to-Maturity	(1.9)	(0.1)	(2.0)
Loans Held for Sale	(0.6)	0.7	0.1
Loans and Leases
Commercial and Industrial	(6.4)	2.9	(3.5)
Commercial Mortgage	2.5	(0.8)	1.7
Construction	(1.7)	1.0	(0.7)
Commercial Lease Financing	(1.4)	0.3	(1.1)
Residential Mortgage	(10.3)	(3.4)	(13.7)
Home Equity	(4.5)	(0.6)	(5.1)
Automobile	(4.5)	(0.7)	(5.2)
Other [2]	(2.1)	(0.4)	(2.5)
Total Loans and Leases	(28.4)	(1.7)	(30.1)
Total Change in Interest Income	22.0	(42.6)	(20.6)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	(0.1)	-	(0.1)
Savings	2.7	(13.1)	(10.4)
Time	(3.4)	(6.6)	(10.0)
Total Interest-Bearing Deposits	(0.8)	(19.7)	(20.5)
Securities Sold Under Agreements to Repurchase	6.6	(6.6)	-
Long-Term Debt	(1.5)	0.2	(1.3)
Total Change in Interest Expense	4.3	(26.1)	(21.8)

Change in Net Interest Income	$17.7	$(16.5)	$1.2

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

As demand for new lending opportunities remained soft in 2009 and 2010, we invested most of our liquidity into investment securities.

Net interest income, on a taxable equivalent basis, decreased by $10.4 million or 10% for the third quarter of 2010 compared to the same period in 2009 primarily due to lower yields on our earning assets.  Net interest income, on a taxable equivalent basis, increased by $1.2 million or less than 1% for the first nine months of 2010 compared to the same period in

2009.  Our net interest margin decreased by 58 basis points in the third quarter of 2010 and by 28 basis points for the first nine months of 2010 compared to the same periods in 2009.

Yields on our earning assets decreased by 80 basis points in the third quarter of 2010 and by 59 basis points for the first nine months of 2010 compared to the same periods in 2009, reflective of lower interest rates and the higher level of investment securities.  Yields on our investment securities available-for-sale portfolio decreased by 150 basis points in the third quarter of 2010 and by 128 basis points for the first nine months of 2010 compared to the same periods in 2009.  Partially offsetting the lower yields on our earning assets were lower funding costs primarily due to lower rates paid on our interest-bearing deposits, reflective of the re-pricing of our liabilities at the lower interest rate.  Rates paid on our savings deposits decreased by 32 basis points in the third quarter of 2010 and by 40 basis points for the first nine months of 2010 compared to the same periods in 2009.  Rates paid on our time deposits decreased by 47 basis points in the third quarter of 2010 and by 73 basis points for the first nine months of 2010 compared to the same periods in 2009.  Also contributing to our lower funding costs were lower rates paid on our securities sold under agreements to repurchase.  Rates paid on our securities sold under agreements to repurchase decreased by 62 basis points for the first nine months of 2010 compared to the same period in 2009 primarily due to lower rates paid on placements with government entities.

Average balances of our earning assets increased by $747.3 million or 7% in the third quarter of 2010 and by $944.7 million or 9% for the first nine months of 2010 compared to the same periods in 2009.  Average balances in our investment securities available-for-sale portfolio increased by $1.7 billion in the third quarter of 2010 and by $2.0 billion for the first nine months of 2010 compared to the same periods in 2009, primarily due to the investment of excess liquidity in mortgage-backed securities issued by government agencies.  Partially offsetting the increase in our investment securities available-for-sale portfolio was a decrease in our average loan and lease portfolio balances of $666.8 million or 11% in the third quarter of 2010 and $720.4 million or 12% for the first nine months of 2010 compared to the same periods in 2009.  These decreases were due to continued pay downs in loan and lease balances, along with weak demand for new lending opportunities.  Average balances of our interest-bearing liabilities increased by $425.5 million or 5% in the third quarter of 2010 and by $618.8 million or 7% for the first nine months of 2010 compared to the same periods in 2009, primarily due to an increase in average balances in our interest-bearing deposits and securities sold under agreements to repurchase.  The increase in average balances in our interest-bearing deposits from 2009 was primarily due to growth in our bonus rate savings and business money market savings products.  This was partially offset by a decrease in our average time deposit balances as some customers moved their deposits to more liquid savings products.  The increase in our securities sold under agreements to repurchase from 2009 was primarily due to new placements to accommodate local government entities.  This was partially offset by the prepayment of three repurchase agreements with private institutions in the third quarter of 2010.

Provision for Credit Losses

The Provision reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  We recorded a Provision of $13.4 million in the third quarter of 2010 and $50.0 million for the first nine months of 2010 compared to a Provision of $27.5 million in the third quarter of 2009 and $81.1 million for the first nine months of 2009.  The lower Provision recorded in the third quarter of 2010 and for the first nine months of 2010 was reflective of a Hawaii economy which continues to show signs of recovery.  For further discussion on the Allowance, see the “Corporate Risk Profile — Reserve for Credit Losses” section in MD&A.

Noninterest Income

Noninterest income increased by $6.3 million or 11% in the third quarter of 2010 and by $16.8 million or 9% for the first nine months of 2010 compared to the same periods in 2009.

Trust and asset management income decreased by $0.4 million or 3% in the third quarter of 2010 compared to the same period in 2009.  This decrease was primarily due to a $1.1 million decrease in mutual fund management fees due in large part to the sale/liquidation of our proprietary mutual funds in July 2010.  This decrease was partially offset by a combined $0.7 million increase in agency fees and irrevocable trust fees primarily due to higher fee rates for assets previously invested in our proprietary mutual funds.  Trust and asset management income decreased by $0.7 million or 2% for the first nine months of 2010 compared to the same period in 2009.  This decrease was primarily due to a $3.1 million decrease in mutual fund management fees due to the previously noted sale/liquidation of our proprietary mutual funds, combined with an increase in fee waivers and a decrease in the holdings of our money market mutual funds.  This decrease was partially offset by a combined $1.5 million increase in agency fees and irrevocable trust fees primarily due to higher market values and the previously noted higher fee rates for assets previously invested in our proprietary mutual funds.  Also partially offsetting the decrease was a $0.8 million increase in special service fees.  Total trust assets under administration were $9.6 billion as of September 30, 2010, and $9.9 billion as of December 31, 2009 and September 30, 2009.

Mortgage banking income increased by $2.2 million or 46% in the third quarter of 2010 compared to the same period in 2009.  This increase was primarily due to higher loan origination volume, the result of higher refinancing activity due to lower interest rates in the third quarter of 2010 compared to the same period in 2009.  Residential mortgage loan originations were $292.8 million in the third quarter of 2010, a $71.8 million or 32% increase compared to the same period in 2009.  Mortgage banking income decreased by $4.8 million or 25% for the first nine months of 2010 compared to the same period in 2009.  This decrease was primarily due to lower loan origination volume for the first nine months of 2010 compared to the same period in 2009.  Residential mortgage loan originations were $587.8 million for the first nine months of 2010, a $431.6 million or 42% decrease compared to the same period in 2009.

Service charges on deposit accounts decreased by $1.3 million or 9% in the third quarter of 2010 compared to the same period in 2009.  This decrease was primarily due to a $1.0 million decline in overdraft fees mainly resulting from the Federal Reserve Board’s amendments of Regulation E.  Beginning on July 1, 2010 for new customers and August 15, 2010 for existing customers, these amendments prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one-time debit card transaction which will cause an overdraft unless the customer consents in advance (“opts-in”).  Service charges on deposit accounts increased by $1.1 million or 3% for the first nine months of 2010 compared to the same period in 2009.  This increase was primarily due to a $1.9 million increase in overdraft fees resulting from higher transaction volume, partially offset by the recent decrease in transaction fees as a result of the amendments to Regulation E noted above.  Also partially offsetting the increase was a $0.7 million decrease in account analysis fees due to a decline in the number of accounts subscribing to this service.

Fees, exchange, and other service charges increased by $0.7 million or 5% in the third quarter of 2010 compared to the same period in 2009.  This increase was primarily due to an increase in debit card income.  In July 2010, the Dodd-Frank Act became law.  Among the provisions is that debit card interchange fees will be regulated by the Federal Reserve Board (the “FRB”) which may result in lower fee income in future periods.  Included in fees, exchange, and other service charges is debit card interchange fees of approximately $5.6 million in the third quarter of 2010 and approximately $16.1 million for the first nine months of 2010.  Fees, exchange, and other service charges increased by $0.6 million or 1% for the first nine months of 2010 compared to the same period in 2009.  This increase was primarily due to a $2.6 million increase in debit card income resulting mainly from account growth, partially offset by a $1.0 million decrease in ATM fees due to lower transaction volume and a $0.6 million decrease in merchant income.

Net gains from the sales of investment securities were $7.9 million in the third quarter of 2010 and $42.8 million for the first nine months of 2010.  We primarily sold available-for-sale investment securities to preserve capital levels while managing our duration and extension risk in a volatile interest rate environment.  Net gains from the sales of investment securities in the third quarter of 2009 and for the first nine months of 2009 were not material.

Insurance income decreased by $4.7 million or 64% in the third quarter of 2010 and by $10.0 million or 57% for the first nine months of 2010 compared to the same periods in 2009.  These decreases were largely due to the sales of assets of our retail insurance brokerage operation, Bank of Hawaii Insurance Services, Inc. in the second quarter of 2009, and our wholesale insurance business, BOH Wholesale Insurance Agency, Inc. (formerly known as Triad Insurance Agency, Inc.) in the fourth quarter of 2009.

Other noninterest income increased by $1.9 million or 37% in the third quarter of 2010 compared to the same period in 2009.  This increase was primarily due to net gains of $2.9 million resulting from the sale of our proprietary mutual funds in July 2010.  In addition, we recognized income of $0.9 million from a contingent payment received in the third quarter of 2010 related to the previously noted sale of our retail insurance brokerage operation in the second quarter of 2009.  Partially offsetting the increase in other noninterest income was a $1.4 million loss resulting from the sale of our equity interest in a railcar leveraged lease in the third quarter of 2010.  Other noninterest income decreased by $12.2 million or 40% for the first nine months of 2010 compared to the same period in 2009.  This decrease was primarily due to a $10.0 million gain from the sale of our equity interest in two watercraft leveraged leases in the first quarter of 2009 and a $2.8 million gain resulting from the sale of our equity interest in a cargo aircraft leveraged lease in the second quarter of 2009.

Noninterest Expense

Noninterest expense increased by $5.9 million or 7% in the third quarter of 2010 and decreased by $4.0 million or 2% for the first nine months of 2010 compared to the same periods in 2009.

Table 4 presents the components of salaries and benefits expense for the third quarter of 2010 and 2009 and for the first nine months of 2010 and 2009.

Salaries and Benefits			Table 4
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Salaries	$30,080	$29,988	$89,165	$90,565
Incentive Compensation	3,403	5,524	10,296	12,223
Share-Based Compensation and Cash Grants for the Purchase of Company Stock	1,045	595	5,585	1,986
Commission Expense	1,836	1,523	4,441	5,528
Retirement and Other Benefits	4,178	3,962	12,144	12,385
Payroll Taxes	2,287	2,176	8,051	8,020
Medical, Dental, and Life Insurance	2,263	2,619	7,224	6,519
Separation Expense	1,748	-	1,998	369
Total Salaries and Benefits	$46,840	$46,387	$138,904	$137,595

Salaries and benefits expense increased by $0.5 million or 1% in the third quarter of 2010 compared to the same period in 2009.  This increase was primarily due to a $1.7 million increase in separation expense, a $0.5 million increase in share-based compensation and cash grants for the purchase of company stock, and a $0.3 million increase in commission expense.  This increase was partially offset by a $2.1 million decrease in incentive compensation.

Salaries and benefits expense increased by $1.3 million or 1% for the first nine months of 2010 compared to the same period in 2009.  This increase was primarily due to a $3.6 million increase in share-based compensation and cash grants for the purchase of company stock and a $1.6 million increase in separation expense.  This increase was partially offset by a $1.9 million decrease in incentive compensation and a $1.4 million decrease in base salaries due to fewer full-time equivalent employees.

Professional fees decreased by $1.7 million or 66% in the third quarter of 2010 compared to the same period in 2009.  This decrease was primarily due to a $1.1 million decrease in legal fees and a $0.6 million decrease in other professional services.  Professional fees decreased by $4.2 million or 46% for the first nine months of 2010 compared to the same period in 2009.  This decrease was primarily due to a $2.5 million decrease in legal fees and a $1.4 million decrease in other professional services.

FDIC insurance expense decreased by $0.1 million or 4% in the third quarter of 2010 and by $4.7 million or 34% for the first nine months of 2010 compared to the same periods in 2009.  The decrease for the first nine months of 2010 was primarily due to the Company’s $5.7 million share of an industry-wide assessment by the FDIC recorded in the second quarter of 2009.  This decrease was partially offset by the Company utilizing its credits from the Federal Deposit Insurance Reform Act of 2005, which were available to offset our deposit insurance assessments.  These credits were fully utilized by the end of the first quarter of 2009.

Other noninterest expense increased by $7.4 million or 44% in the third quarter of 2010 compared to the same period in 2009.  This increase was primarily due to:

•                  $5.2 million in early termination costs related to the prepayment of $75.0 million in securities sold under agreements to repurchase recorded in the third quarter of 2010;

•                  $1.5 million increase in operational losses; and

•                  $0.7 million increase in mileage program travel expense due to an increase in the reimbursable cost per mile.

Other noninterest expense increased by $3.7 million or 7% for the first nine months of 2010 compared to the same period in 2009.  This increase was primarily due to:

•                  the previously noted $5.2 million in early termination costs related to the prepayment of $75.0 million in securities sold under agreements to repurchase which was recorded in the third quarter of 2010; and

•                  $1.7 million increase in mileage program travel expense due to an increase in the reimbursable cost per mile.

This increase was partially offset by:

•               $1.5 million increase of our legal reserve recorded in 2009;

•               $0.9 million premium related to the early repayment of our privately placed notes recorded in 2009; and

•               $0.7 million decrease in operational losses.

Provision for Income Taxes

Table 5 presents our provision for income taxes and effective tax rates for the third quarter of 2010 and 2009 and for the first nine months of 2010 and 2009.

Provision for Income Taxes and Effective Tax Rates			Table 5
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Provision for Income Taxes	$14,438	$17,729	$63,101	$49,699
Effective Tax Rates	24.68%	32.71%	30.56%	32.44%

The lower effective tax rate for the third quarter of 2010 compared to the same period in 2009 was primarily due to the sale of our equity interest in two leveraged leases, which resulted in a $4.4 million credit to the provision for income taxes in the third quarter of 2010.

The lower effective tax rate for the first nine months of 2010 compared to the same period in 2009 was primarily due to the previously noted leveraged lease transactions.  Also contributing to the lower effective tax rate for the first nine months of 2010 was the tax benefits related to the utilization of capital losses on the sale of a low-income housing investment recorded in the first quarter of 2010.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities was $6.4 billion as of September 30, 2010, $5.5 billion as of December 31, 2009, and $5.0 billion as of September 30, 2009.  The increase in the carrying value of our investment securities from December 31, 2009 and September 30, 2009 was primarily due to additional investments made in mortgage-backed securities issued by the Government National Mortgage Association.  These investments in high grade securities with base durations of less than three years allow us to maintain flexibility to redeploy funds as opportunities arise.  Gross unrealized gains in our investment securities portfolio were $150.1 million as of September 30, 2010, $68.5 million as of December 31, 2009, and $116.8 million as of September 30, 2009.

Gross unrealized losses on our temporarily impaired investment securities were $2.3 million as of September 30, 2010, $21.8 million as of December 31, 2009, and $15.1 million as of September 30, 2009.  As of September 30, 2010, the gross unrealized losses were primarily related to mortgage-backed securities issued by government agencies attributable to changes in interest rates, relative to when the investment securities were purchased.

As of September 30, 2010, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.  As of September 30, 2010, we also did not own any private-label mortgage backed securities.  See Note 2 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances			Table 6
	September 30,	December 31,	September 30,
(dollars in thousands)	2010	2009	2009
Commercial
Commercial and Industrial	$736,385	$795,167	$845,056
Commercial Mortgage	817,752	841,431	777,498
Construction	88,671	108,395	137,414
Lease Financing	353,962	412,933	458,696
Total Commercial	1,996,770	2,157,926	2,218,664
Consumer
Residential Mortgage	2,073,340	2,190,677	2,246,729
Home Equity	836,990	921,571	952,076
Automobile	221,265	283,937	299,657
Other [1]	183,689	205,674	214,232
Total Consumer	3,315,284	3,601,859	3,712,694
Total Loans and Leases	$5,312,054	$5,759,785	$5,931,358

[1] Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of September 30, 2010 decreased by $447.7 million or 8% from December 31, 2009 and decreased by $619.3 million or 10% from September 30, 2009.

Commercial loans and leases as of September 30, 2010 decreased by $161.2 million or 7% from December 31, 2009, with balances decreasing in all commercial lending categories.  Demand for commercial lending opportunities continues to remain soft as a result of current economic conditions.  Commercial loans and leases as of September 30, 2010 decreased by $221.9 million or 10% from September 30, 2009.  Commercial loans and leases decreased in all lending categories, except for commercial mortgage, which was consistent with the slow economy in Hawaii and our efforts to reduce risk in our positions in leveraged leases.  The increase in our commercial mortgage portfolio from September 30, 2009 was primarily due to our purchase of a $47.5 million portfolio of seasoned loans, secured by real estate in Hawaii, in the fourth quarter of 2009.

Consumer loans and leases as of September 30, 2010 decreased by $286.6 million or 8% from December 31, 2009 and decreased by $397.4 million or 11% from September 30, 2009.  Balances in all consumer lending categories decreased over the past 12 months due to reduced customer demand in a slow economy.

Table 7 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio			Table 7
	September 30,	December 31,	September 30,
(dollars in thousands)	2010	2009	2009
Commercial
Hawaii
Commercial and Industrial	$626,976	$632,415	$649,686
Commercial Mortgage	755,739	769,303	701,712
Construction	88,671	108,395	133,668
Lease Financing	44,134	39,664	43,079
U.S. Mainland [1]
Commercial and Industrial	47,358	90,345	121,495
Commercial Mortgage	2,172	2,570	4,050
Construction	-	-	3,746
Lease Financing	275,228	335,507	378,605
Guam
Commercial and Industrial	53,357	62,197	62,599
Commercial Mortgage	57,757	66,113	68,205
Lease Financing	15,460	18,600	17,848
Other Pacific Islands
Commercial and Industrial	5,305	7,047	7,557
Commercial Mortgage	29	1,330	1,409
Foreign [2]
Commercial and Industrial	3,389	3,163	3,719
Commercial Mortgage	2,055	2,115	2,122
Lease Financing	19,140	19,162	19,164
Total Commercial	1,996,770	2,157,926	2,218,664
Consumer
Hawaii
Residential Mortgage	1,896,511	1,996,713	2,046,966
Home Equity	799,943	879,502	908,051
Automobile	166,131	208,130	216,843
Other [3]	148,070	159,010	163,092
U.S. Mainland [1]
Home Equity	16,032	19,659	21,093
Automobile	19,888	29,645	32,675
Guam
Residential Mortgage	170,020	186,374	192,078
Home Equity	18,613	19,043	19,884
Automobile	32,769	42,482	46,095
Other [3]	18,570	23,630	25,639
Other Pacific Islands
Residential Mortgage	6,809	7,590	7,685
Home Equity	2,402	2,966	3,048
Automobile	2,477	3,680	4,044
Other [3]	17,047	23,027	25,497
Foreign [2]
Home Equity	-	401	-
Other [3]	2	7	4
Total Consumer	3,315,284	3,601,859	3,712,694
Total Loans and Leases	$5,312,054	$5,759,785	$5,931,358

[1] For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

[2] Loans classified as Foreign represent those which are recorded in the Company’s international business units. Lease financing classified as Foreign represent those with air transportation carriers based outside the United States.

[3] Comprised of other revolving credit, installment, and lease financing.

Our commercial and consumer lending activities are concentrated primarily in Hawaii and the Pacific Islands.  Our commercial loan and lease portfolio to borrowers based on the U.S. Mainland includes leveraged lease financing and participation in Shared National Credits.  Our consumer loan and lease portfolio includes limited lending activities on the U.S. Mainland.

Other Assets

Table 8 presents the major components of other assets as of September 30, 2010, December 31, 2009, and September 30, 2009.

Other Assets			Table 8
	September 30,	December 31,	September 30,
(dollars in thousands)	2010	2009	2009
Bank-Owned Life Insurance	$207,412	$202,649	$200,986
Federal and State Tax Deposits	83,400	82,500	82,500
Federal Home Loan Bank and Federal Reserve Bank Stock	79,817	79,758	79,723
Prepaid Expenses	42,287	49,789	12,471
Low-Income Housing and Other Equity Investments	33,404	27,814	27,146
Derivative Financial Instruments	42,584	20,696	25,786
Accounts Receivable	11,443	13,821	16,109
Other	20,837	19,895	19,916
Total Other Assets	$521,184	$496,922	$464,637

Other assets as of September 30, 2010 increased by $24.3 million or 5% from December 31, 2009.  The increase in other assets from December 31, 2009 was primarily due to a $17.0 million increase in the fair value of our customer-related interest rate swap accounts, which have off-setting amounts recorded in other liabilities.  Also contributing to the increase in other assets was a $5.6 million increase in the balance of our low-income housing and other equity investments and a $4.8 million increase in the value of our bank-owned life insurance.  This was partially offset by a $7.5 million decrease in prepaid expenses, primarily due to the amortization of prepaid FDIC assessments.

Other assets as of September 30, 2010 increased by $56.5 million or 12% from September 30, 2009.  The increase in other assets from September 30, 2009 was primarily due to a $42.3 million prepayment of our FDIC quarterly risk-based assessments for 2010, 2011, and 2012 which was made in December 2009.  The remaining balance of this prepayment to the FDIC was $34.0 million as of September 30, 2010.  Also contributing to the increase in other assets was a $12.0 million increase in the fair value of our customer-related interest rate swap accounts, which have off-setting amounts recorded in other liabilities, as well as a $6.4 million increase in the value of our bank-owned life insurance and a $6.3 million increase in the balance of our low-income housing and other equity investments.  This was partially offset by a $4.7 million decrease in accounts receivable, primarily due to our sale of BOH Wholesale Insurance Agency, Inc. in the fourth quarter of 2009.

As of September 30, 2010, the carrying value of our Federal Home Loan Bank of Seattle (“FHLB”) stock was $61.3 million.  Our investment in the FHLB is a condition of membership and, as such, is required to obtain credit and other services from the FHLB.  As of June 30, 2010, the FHLB met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its primary regulator, the Federal Housing Finance Agency, due to several factors including the possibility that further declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements.  Due to this determination, the FHLB remains unable to repurchase or redeem capital stock or to pay dividends.  The Bank continues to use and has access to the services of the FHLB.  Management considers several factors in evaluating impairment including the commitment of the issuer to perform its obligations and to provide services to the Bank.  Based upon the foregoing, management has not recorded an impairment of the carrying value of our FHLB stock as of September 30, 2010.

Deposits

Table 9 presents the composition of our deposits by major customer categories.

Deposits			Table 9
	September 30,	December 31,	September 30,
(dollars in thousands)	2010	2009	2009
Consumer	$4,976,317	$4,926,567	$4,776,626
Commercial	4,053,306	4,115,286	4,002,619
Public and Other	572,839	367,823	470,855
Total Deposits	$9,602,462	$9,409,676	$9,250,100

Deposit balances as of September 30, 2010 increased by $192.8 million or 2% from December 31, 2009.  The increase was primarily due to a $238.3 million increase in our public deposits, a $120.5 million increase in our consumer bonus rate savings products, and a $62.6 million increase in our personal and business non-interest bearing demand accounts.  This was partially offset by a $143.8 million decrease in our consumer and business time deposits, and an $80.2 million decrease in our business money market savings accounts.

Deposit balances as of September 30, 2010 increased by $352.4 million or 4% from September 30, 2009.  The increase was primarily due to a $225.7 million increase in our consumer bonus rate savings products, a $221.0 million increase in our business non-interest bearing demand accounts, a $152.0 million increase in our public deposits, and a $122.9 million increase in our personal and business interest-bearing accounts.  This was partially offset by $259.6 million decrease in our consumer and business time deposits, and a $114.0 million decrease in our business money market savings accounts.

The increase in deposit balances over the past 12 months was due, in part, to an increased level of savings by customers during uncertain economic conditions.

Table 10 presents the composition of our savings deposits.

Savings Deposits			Table 10
	September 30,	December 31,	September 30,
(dollars in thousands)	2010	2009	2009
Money Market	$1,880,144	$1,967,554	$2,008,094
Regular Savings	2,542,951	2,438,415	2,357,163
Total Savings Deposits	$4,423,095	$4,405,969	$4,365,257

Table 11 presents our quarterly average balance of time deposits of $100,000 or more.

Average Time Deposits of $100,000 or More			Table 11
Three Months Ended
	September 30,	December 31,	September 30,
(dollars in thousands)	2010	2009	2009
Average Time Deposits	$632,329	$670,985	$709,323

Borrowings and Long-Term Debt

Borrowings consisted of funds purchased and short-term borrowings.  Borrowings were $16.9 million as of September 30, 2010, a $1.1 million or 7% increase from December 31, 2009 and from September 30, 2009.  We manage the level of our borrowings to provide adequate sources of liquidity.  Due to our high level of deposits and increased capital levels, we have minimized the level of borrowings as a source of funds.

Long-term debt was $40.3 million as of September 30, 2010, a $50.0 million or 55% decrease from December 31, 2009, and a $51.1 million or 56% decrease from September 30, 2009.  The decrease in long-term debt from December 31, 2009 and September 30, 2009 was primarily due to a $50.0 million FHLB advance that we repaid in the second quarter of 2010.

Securities Sold Under Agreements to Repurchase

Table 12 presents the composition of our securities sold under agreements to repurchase as of September 30, 2010, December 31, 2009, and September 30, 2009.

Securities Sold Under Agreements to Repurchase			Table 12
	September 30,	December 31,	September 30,
(dollars in thousands)	2010	2009	2009
Government Entities	$1,016,243	$943,717	$849,755
Private Institutions	600,000	675,000	675,000
Total Securities Sold Under Agreements to Repurchase	$1,616,243	$1,618,717	$1,524,755

Securities sold under agreements to repurchase as of September 30, 2010 decreased by $2.5 million or less than 1% from December 31, 2009 and increased by $91.5 million or 6% from September 30, 2009.  The increase from September 30, 2009 was primarily due to new placements to accommodate local government entities, partially offset by the prepayment of three repurchase agreements with private institutions totaling $75.0 million.  As of September 30, 2010, the weighted average maturity was 41 days for our securities sold under agreements to repurchase with government entities and 7.0 years for securities sold under agreements to repurchase with private institutions, subject to the private institutions’ right to terminate agreements at earlier specified dates which could decrease the weighted average maturity to 1.3 years.  As of September 30, 2010, $100.0 million of our securities sold under agreements to repurchase placed with private institutions were indexed to the London Inter Bank Offered Rate (“LIBOR”) with the remaining $500.0 million at fixed interest rates.  If the agreements indexed to LIBOR with private institutions are not terminated by specified dates, the interest rates on the agreements become fixed, at rates ranging from 4.25% to 4.50%, for the remaining term of the respective agreements.  As of September 30, 2010, the weighted average interest rate for outstanding agreements with government entities and private institutions was 0.09% and 3.92%, respectively.  We have not entered into agreements in which the securities sold and the related liability was not recorded on the Consolidated Statements of Condition.

Shareholders’ Equity

As of September 30, 2010, shareholders’ equity was $1.0 billion, an increase of $143.6 million or 16% from December 31, 2009, and an increase of $136.8 million or 15% from September 30, 2009.  The increase in shareholders’ equity from December 31, 2009 was primarily due to earnings for the first nine months of 2010 of $143.4 million and changes in the fair value of our investment securities available-for-sale, net of tax, of $58.9 million.  This change in the fair value of our investment securities available-for-sale, net of tax, was primarily due to a lower interest rate environment and our larger investment securities portfolio as of September 30, 2010.  This was partially offset by cash dividends of $65.1 million paid in the first nine months of 2010.  We also resumed repurchases under our share repurchase program in the third quarter of 2010 with the repurchase of 208,500 shares of our common stock at an average cost per share of $46.93 and a total cost of $9.8 million.  We plan to continue repurchases of our common stock in the fourth quarter of 2010, but the actual amount and timing of share repurchases will depend on market conditions and various other factors.  Further discussion on our capital structure is included in the “Corporate Risk Profile — Capital Management” section of MD&A.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, Investment Services, and Treasury.

Table 13 summarizes net income from our business segments for the three and nine months ended September 30, 2010 and 2009. Additional information about segment performance is presented in Note 7 to the Consolidated Financial Statements.

Business Segment Net Income				Table 13
		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Retail Banking	$15,823	$12,921	$38,403	$42,922
Commercial Banking	14,069	11,873	38,723	36,919
Investment Services	4,214	2,089	9,372	4,276
Total	34,106	26,883	86,498	84,117
Treasury and Other	9,958	9,588	56,866	19,400
Consolidated Total	$44,064	$36,471	$143,364	$103,517

Retail Banking

Net income increased by $2.9 million or 22% in the third quarter of 2010 compared to the same period in 2009 primarily due to an increase in noninterest income and a decrease in the Provision.  This was partially offset by a decrease in net interest income.  The $3.0 million increase in noninterest income was primarily due to an increase in mortgage banking income from higher loan origination activity, partially offset by a decrease in overdraft fee income mainly resulting from the FRB’s amendments to Regulation E.  As previously noted, beginning July 1, 2010 for new customers and August 15, 2010 for existing customers, these amendments prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one-time debit card transaction which will cause an overdraft unless the customer consents in advance (“opt-in”).  The $9.3 million decrease in the Provision was primarily due to a reduction in the allocation to the segment’s home equity portfolio.  The $6.7 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio combined with lower loan and lease balances, partially offset by higher average deposit balances.

Net income decreased by $4.5 million or 11% for the first nine months of 2010 compared to the same period in 2009 primarily due to a decrease in net interest income, partially offset by a decrease in the Provision.  The $20.2 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio combined with lower loan and lease balances, partially offset by higher average deposit balances.  The $13.4 million decrease in the Provision was primarily due to a lower allocation to the segment’s home equity portfolio.

Commercial Banking

Net income increased by $2.2 million or 19% in the third quarter of 2010 compared to the same period in 2009 primarily due to decreases in net interest income and noninterest income.  This was partially offset by decreases in the Provision and noninterest expense.  The $5.0 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances.  The $4.9 million decrease in noninterest income was primarily due to lower insurance income of $4.7 million as a result of the sale of assets of our wholesale and retail insurance businesses in 2009.  Also contributing to the decrease in noninterest income was a $1.4 million loss resulting from the sale of our equity interest in a railcar leveraged lease in the third quarter of 2010.  The $4.8 million decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment.  The $1.7 million decrease in noninterest expense was primarily due to the sale of assets of our wholesale and retail insurance businesses in 2009.

Net income increased $1.8 million or 5% for the first nine months of 2010 compared to the same period in 2009 primarily due to lower noninterest income and net interest income.  This was partially offset by decreases in the Provision and noninterest expense.  The $23.6 million decrease in noninterest income was primarily due to a $10.0 million gain on the sale of our equity interest in two watercraft leveraged leases and a $2.8 million gain on the sale of our equity interest in an aircraft leveraged lease, both of which occurred in 2009.  Also contributing to the decrease in noninterest income was lower insurance income of $10.0 million as a result of the sale of assets of our wholesale and retail insurance businesses in 2009.  The $8.6 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances.  The $16.4 million decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment.  The $6.2 million decrease in noninterest expense was primarily due to the sale of assets of our wholesale and retail insurance businesses in 2009.

Investment Services

Net income increased by $2.1 million in the third quarter of 2010 compared to the same period in 2009 primarily due to an increase in noninterest income combined with a decrease in noninterest expense.  The $2.5 million increase in noninterest income was primarily due to the gain on sale of our proprietary mutual funds.  The $1.1 million decrease in noninterest expense was primarily due to lower legal fees and allocated expenses.

Net income increased by $5.1 million for the first nine months of 2010 compared to the same period in 2009 primarily due to an increase in noninterest income combined with decreases in noninterest expense and the Provision.  The $2.7 million increase in noninterest income was primarily due to the gain on sale of our proprietary mutual funds.  The $3.9 million decrease in noninterest expense was primarily due to lower legal fees, other professional services, and operational losses. The $1.5 million decrease in the Provision was due to lower net charge-offs of loans in the segment.

Treasury

Net income increased by $0.4 million in the third quarter of 2010 compared to the same period in 2009 primarily due to an increase in noninterest income and net interest income.   This was partially offset by an increase in noninterest expense. The $5.8 million increase in noninterest income was primarily due to higher gains on the sale of investment securities.  The $1.7 million increase in net interest income was primarily due to lower funding costs of the segment’s deposit balances, partially offset by lower yields on our investment securities portfolio.  The $7.7 million increase in noninterest expense was primarily due to the early termination costs related to the prepayment of $75.0 million in securities sold under agreements to repurchase.

Net income increased by $37.5 million for the first nine months of 2010 compared to the same period in 2009 primarily due to an increase in net interest income and noninterest income.  This was partially offset by an increase in noninterest expense.  The $30.3 million increase in net interest income was primarily due to lower funding costs of the segment’s deposit balances and our larger investment securities portfolio.  The $39.1 million increase in noninterest income was primarily due to higher net gains from the sale of investment securities.  The $7.1 million increase in noninterest expense was primarily due to the previously noted early termination costs related to the prepayment of $75.0 million in securities sold under agreements to repurchase.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury provide a wide-range of support to our other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of September 30, 2010, our overall credit risk position is reflective of a Hawaii economy that continues to show signs of recovering.

The higher risk we have experienced in our loan portfolio appears to have moderated based on current asset quality measures but we remain vigilant in light of an uncertain macroeconomic environment.  As of September 30, 2010, the higher risk segments within our loan portfolio continue to be concentrated in residential home building, residential land loans, and home equity loans.

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

Since the start of the economic downturn, we have increased monitoring of the loan and lease portfolio to identify higher risk segments.  We have also actively managed exposures with deteriorating asset quality to reduce levels of potential loss exposure and have systematically built our reserves and capital base to address both anticipated and unforeseen issues.  Risk management activities have included making policy changes to tighten underwriting and curtailing activities in higher risk segments.  We have also conducted detailed analysis of portfolio segments and stress tested those segments to ensure that reserve and capital levels are appropriate.  We are also performing frequent loan and lease-level risk monitoring and risk rating which provides opportunities for early interventions to allow for credit exits or restructuring, loan and lease sales, and voluntary workouts and liquidations.

Table 14 presents balances in our loan and lease portfolio which demonstrate a higher risk profile.

Higher Risk Loans and Leases Outstanding			Table 14
	September 30,	December 31,	September 30,
(dollars in thousands)	2010	2009	2009
Residential Home Building [1]	$18,444	$31,067	$38,592
Residential Land Loans [2]	28,149	37,873	43,128
Home Equity Loans [3]	23,957	28,076	24,339
Air Transportation Leases [4]	38,611	50,426	60,996
Total	$109,161	$147,442	$167,055

[1]   Residential home building loans were $39.7 million as of September 30, 2010, $60.3 million as of December 31, 2009, and $85.4 million as of September 30, 2009.  Higher risk loans within this segment are defined as those loans with a well-defined weakness or weaknesses that jeopardize the orderly repayment of the loan.

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

As of September 30, 2010, our higher risk loans and leases outstanding decreased by $38.3 million or 26% from December 31, 2009 and by $57.9 million or 35% from September 30, 2009.

Higher risk exposure in our residential home building portfolio was $18.4 million as of September 30 2010, of which $3.3 million was included in non-performing assets (“NPAs”).  As of September 30, 2010, $5.8 million of this higher risk exposure relates to residential development projects on Hawaiian islands other than Oahu.  The decrease in this higher risk segment from December 31, 2009 was primarily due to the sale of a $10.0 million exposure to a regional home builder with operations on Oahu in the second quarter of 2010.

Our Hawaii residential land loan portfolio was $28.1 million as of September 30, 2010, of which $24.5 million related to properties on Hawaiian islands other than Oahu.  The decrease in this higher risk segment from December 31, 2009 was primarily due to loan pay downs.

The higher risk segment within our Hawaii home equity lending portfolio was $24.0 million or 3% of our total home equity loans outstanding as of September 30, 2010.  The decrease in this higher risk segment from December 31, 2009 was primarily due to loan charge-offs and pay downs.

As of September 30, 2010, air transportation leases totaled $38.6 million, of which $27.8 million was comprised of four leveraged leases on aircraft that were originated in the 1990’s and prior.  The decrease in this higher risk segment from December 31, 2009 was primarily due to the sale of our equity interest in an aircraft leveraged lease in the first quarter of 2010.

All of these higher risk loans and leases have been considered in our quarterly evaluation of the adequacy of the Allowance.

Non-Performing Assets

Table 15 presents information on NPAs and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More			Table 15
	September 30,	December 31,	September 30,
(dollars in thousands)	2010	2009	2009
Non-Performing Assets [1]
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$1,287	$6,646	$9,924
Commercial Mortgage	5,071	1,167	1,193
Construction	3,569	8,154	15,534
Lease Financing	117	631	690
Total Commercial	10,044	16,598	27,341
Consumer
Residential Mortgage	26,917	19,893	16,718
Home Equity	2,303	5,153	3,726
Other [2]	-	550	550
Total Consumer	29,220	25,596	20,994
Total Non-Accrual Loans and Leases	39,264	42,194	48,335
Non-Accrual Loans Held for Sale	-	3,005	-
Foreclosed Real Estate	5,910	3,132	201
Total Non-Performing Assets	$45,174	$48,331	$48,536

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$62	$623	$137
Construction	-	-	3,005
Lease Financing	-	120	-
Total Commercial	62	743	3,142
Consumer
Residential Mortgage	8,031	8,979	5,951
Home Equity	1,246	2,210	1,698
Automobile	348	875	749
Other [2]	857	886	739
Total Consumer	10,482	12,950	9,137
Total Accruing Loans and Leases Past Due 90 Days or More	$10,544	$13,693	$12,279

Total Loans and Leases	$5,312,054	$5,759,785	$5,931,358

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.74%	0.73%	0.81%

Ratio of Non-Performing Assets to Total Loans and Leases, Loans Held for Sale, and Foreclosed Real Estate	0.85%	0.84%	0.82%

Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases, Commercial Loans Held for Sale, and Commercial Foreclosed Real Estate	0.75%	1.03%	1.23%

Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.91%	0.72%	0.57%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases, Loans Held for Sale, and Foreclosed Real Estate	1.04%	1.07%	1.02%

Quarter to Quarter Changes in Non-Performing Assets [1]
Balance at Beginning of Quarter	$43,241	$48,536	$39,054
Additions	10,606	14,874	22,856
Reductions
Payments	(3,432)	(4,128)	(6,899)
Return to Accrual Status	(964)	(1,818)	(3,373)
Transfer to Foreclosed Real Estate	(2,070)	-	-
Sales of Foreclosed Real Estate	(700)	(38)	(237)
Charge-offs/Write-downs	(1,507)	(9,095)	(2,865)
Total Reductions	(8,673)	(15,079)	(13,374)
Balance at End of Quarter	$45,174	$48,331	$48,536

1 Excluded from non-performing assets were contractually binding non-accrual loans held for sale of $4.2 million and $7.7 million as of December 31, 2009 and September 30, 2009, respectively.

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

Total NPAs were $45.2 million as of September 30, 2010, a decrease of $3.2 million from December 31, 2009.  The ratio of our NPAs to total loans and leases, loans held for sale, and foreclosed real estate was 0.85% as of September 30, 2010, compared to 0.84% as of December 31, 2009.  Although NPAs are at lower levels compared to December 31, 2009, NPAs are expected to increase in the near-term due to an often lengthy legal resolution process associated with real estate-secured loans in Hawaii.

Commercial and industrial non-accrual loans decreased by $5.4 million from December 31, 2009, primarily due to $4.1 million in net charge-offs and $2.0 million in resolutions.  This was partially offset by the addition of $0.7 million in commercial and industrial loans to non-accrual status.

Commercial mortgage non-accrual loans increased by $3.9 million from December 31, 2009 due to the addition of four loans.  Each of these loans were evaluated for impairment and we have taken partial charge-offs on three of these loans totaling $1.3 million.

Construction non-accrual loans and construction non-accrual loans held for sale decreased by $7.6 million from December 31, 2009, primarily due to the payoff of two loans totaling $4.3 million and the transfer of a $2.1 million loan to foreclosed real estate in the third quarter of 2010.  As of September 30, 2010, the remaining non-accrual loan exposure in this portfolio is comprised of two construction loans.  We have evaluated each of these loans for impairment and have taken a partial charge-off on one loan and believe that we are well-secured on the other loan.

Residential mortgage non-accrual loans increased by $7.0 million from December 31, 2009, primarily due to a slow legal resolution process.  Additions to residential mortgage non-accrual loans declined during the third quarter of 2010 as a result of our continued loss mitigation efforts, including programs to provide comprehensive workout solutions to our customers.  As of September 30, 2010, our residential mortgage non-accrual loans were comprised of 86 loans with a weighted average current LTV ratio of 74.5%.

Home equity non-accrual loans decreased by $2.9 million from December 31, 2009, primarily due to increased charge-offs during the first quarter of 2010 due to a change in our charge-off policy requiring a full balance charge-off when the borrower becomes 90 days past due and we do not hold the first mortgage.

Foreclosed real estate increased by $2.8 million from December 31, 2009, primarily due to the previously noted transfer of a $2.1 million construction loan to this category.

As of September 30, 2010, our foreclosed real estate balance of $5.9 million was primarily comprised of 2 construction properties totaling $4.9 million, with the remaining balance being comprised of residential properties.

Impaired loans are defined as loans which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  As of September 30, 2010, impaired loans were $41.4 million and were comprised of $31.5 million in loans whose terms had been modified in a troubled debt restructuring (“TDR”) and $9.9 million in non-accrual commercial loans.  Impaired loans were $24.7 million as of December 31, 2009 and $32.4 million as of September 30, 2009.  Impaired loans had a related Allowance of $3.6 million as of September 30, 2010, $2.3 million as of December 31, 2009, and $4.1 million as of September 30, 2009.  We have recorded charge-offs of $12.3 million related to our impaired loans as of September 30, 2010.

Table 16 presents information on loans whose terms have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring			Table 16
(dollars in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Restructured Loans on Accrual Status	$ 23,021	$ 7,274	$ 7,578
Restructured Loans Included in Non-Accrual Loans or Accruing Loans Past Due 90 Days or More	8,431	1,911	825
Total Restructured Loans	$ 31,452	$ 9,185	$ 8,403

As of September 30, 2010, our loans whose terms had been modified in a TDR were primarily in our commercial and industrial, residential mortgage, and consumer automobile loan portfolios.  Loans modified in a TDR were primarily the result of the modification of interest rates to below market rates and extensions of maturity dates.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $10.5 million as of September 30, 2010, a $3.1 million decrease from December 31, 2009, and a $1.7 million decrease from September 30, 2009.  The decrease in loans and leases past due 90 days or more and still accruing interest from December 31, 2009 was primarily due to decreased delinquency activity in our residential mortgage loan portfolio and the repayment of a commercial loan.  The decrease in loans and leases past due 90 days or more and still accruing interest from September 30, 2009 was primarily due to the repayment of a $3.0 million construction loan, partially offset by increased delinquency activity in our residential mortgage loan portfolio.

Reserve for Credit Losses

Table 17 presents the activity in our reserve for credit losses.

Reserve for Credit Losses			Table 17
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Balance at Beginning of Period	$152,777	$142,835	$149,077	$128,667
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(7,635)	(4,769)	(14,597)	(23,493)
Commercial Mortgage	-	(2,092)	(1,303)	(2,092)
Construction	-	(5,845)	(2,274)	(5,845)
Lease Financing	(108)	(120)	(405)	(4,613)
Consumer
Residential Mortgage	(1,325)	(2,430)	(8,957)	(5,071)
Home Equity	(2,871)	(3,614)	(13,193)	(9,233)
Automobile	(1,530)	(2,602)	(5,309)	(7,694)
Other [1]	(2,826)	(3,032)	(8,178)	(10,252)
Total Loans and Leases Charged-Off	(16,295)	(24,504)	(54,216)	(68,293)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	433	252	1,658	1,022
Commercial Mortgage	-	-	24	-
Lease Financing	28	49	40	81
Consumer
Residential Mortgage	696	448	1,354	719
Home Equity	333	67	630	239
Automobile	822	849	2,401	2,311
Other [1]	624	581	1,800	2,004
Total Recoveries on Loans and Leases Previously Charged-Off	2,936	2,246	7,907	6,376
Net Loans and Leases Charged-Off	(13,359)	(22,258)	(46,309)	(61,917)
Provision for Credit Losses	13,359	27,500	50,009	81,077
Provision for Unfunded Commitments	-	-	-	250
Balance at End of Period [2]	$152,777	$148,077	$152,777	$148,077

Components
Allowance for Loan and Lease Losses	$147,358	$142,658	$147,358	$142,658
Reserve for Unfunded Commitments	5,419	5,419	5,419	5,419
Total Reserve for Credit Losses	$152,777	$148,077	$152,777	$148,077

Average Loans and Leases Outstanding	$5,368,177	$6,034,956	$5,524,672	$6,245,117

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.99%	1.46%	1.12%	1.33%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	2.77%	2.41%	2.77%	2.41%

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

The level of the Allowance is adjusted by recording an expense or recovery through the Provision.  The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense.  The Provision equaled net charge-offs of loans and leases for the third quarter of 2010 and exceeded net charge-offs of loans and leases by $3.7 million for the first nine months of 2010.

Net charge-off activity in our commercial lending portfolios decreased by $5.2 million in the third quarter of 2010 and by $18.1 million for the first nine months of 2010 compared to the same periods in 2009.  This decrease was primarily due to several large charge-offs recorded in 2009 related to loan sales in our commercial and industrial portfolio and charge-offs on several construction loans in the third quarter of 2009.  The charge-offs in our commercial lending portfolios for the first nine months of 2010 were primarily due to Hawaii small to middle-market borrowers that have been adversely impacted by the slow economy in Hawaii.

Net charge-off activity in our consumer lending portfolios decreased by $3.7 million in the third quarter of 2010 compared to the same period in 2009, primarily due to decreased losses in our home equity and residential mortgage loan portfolios.  Net charge-off activity in our consumer lending portfolios increased by $2.5 million for the first nine months of 2010 compared to the same period in 2009, with $5.6 million of that increase occurring in the first quarter of 2010.  The increase in consumer lending charge-offs in the first quarter of 2010 was primarily due to increased losses in our home equity and residential mortgage portfolios.  The increase in net charge-offs in these portfolios was primarily due to the prolonged effects of a weak economy in Hawaii.

As of September 30, 2010, the Allowance was $147.4 million or 2.77% of total loans and leases outstanding.  This represents an increase of 28 basis points from December 31, 2009 and an increase of 36 basis points from September 30, 2009.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of September 30, 2010, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

Unfunded Reserve was $5.4 million as of September 30, 2010, unchanged from December 31, 2009 and September 30, 2009.  The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 18 presents, as of September 30, 2010 and 2009, an estimate of the change in net interest income during a quarterly time frame that would result from a gradual change in interest rates, moving in a parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on the net interest income simulation as of September 30, 2010, net interest income sensitivity to changes in interest rates as of September 30, 2010 was more sensitive to changes in interest rates compared to the sensitivity profile as of September 30, 2009.  As a result of our strategy to shorten the investment portfolio’s duration, net interest income is now asset sensitive.  Economic conditions and government intervention continue to result in interest rates remaining relatively low.

Net Interest Income Sensitivity Profile				Table 18
	Impact on Future Quarterly Net Interest Income
(dollars in thousands)	September 30, 2010		September 30, 2009
Change in Interest Rates (basis points)
+200	$1,763	1.7%	$(723)	(0.7)%
+100	1,348	1.3	(206)	(0.2)
-100	(2,592)	(2.5)	(1,135)	(1.1)

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated.  These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted for a period of time.  Conversely, if the yield curve should steepen, net interest income may increase.  We also use the Market Value of Equity (“MVE”) sensitivity analysis to estimate the net present value change in our net assets (i.e., assets, liabilities, and off-balance sheet instruments) from changes in interest rates.  Our MVE was approximately $1.9 billion as of September 30, 2010 and approximately $2.0 billion as of September 30, 2009.

Table 19 presents, as of September 30, 2010 and 2009, an estimate of the change in the MVE that would occur from an instantaneous 100 and 200 basis point increase or a 100 basis point decrease in interest rates, moving in a parallel fashion over the entire yield curve.  The MVE sensitivity generally increased as of September 30, 2010 compared to September 30, 2009, as a result of changes in the composition of the balance sheet, particularly from a decrease in the investment portfolio duration.  Higher interest rates could increase the value of our deposits, which will be partially offset by the reduced value of our investment portfolio.  A further decline in interest rates effectively creates a 0% interest rate environment which could reduce the estimated value of our deposits and increase runoff in our mortgage assets.

Market Value of Equity Sensitivity Profile				Table 19
	Change in Market Value of Equity
(dollars in thousands)	September 30, 2010		September 30, 2009
Change in Interest Rates (basis points)
+200	$29,639	1.5%	$(45,976)	(2.3)%
+100	43,256	2.2	13,149	0.7
-100	(137,105)	(7.1)	(30,625)	(1.6)

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

We continued to maintain a strong liquidity position during the third quarter of 2010.  Total deposits were $9.6 billion as of September 30, 2010, a $192.8 million or 2% increase from December 31, 2009, and a $352.4 million or 4% increase from September 30, 2009.  During 2010, we continued to invest excess liquidity primarily in mortgage-backed securities issued by the Government National Mortgage Association.  These investments in high grade securities with base durations of less than three years allow us to maintain flexibility to redeploy funds as opportunities arise.

Capital Management

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of September 30, 2010, the Company and the Bank were “well capitalized” under this regulatory framework.  There have been no conditions or events since September 30, 2010 that management believes have changed either the Company’s or the Bank’s capital classifications.

In response to a slowing economy and economic uncertainty, we began in the second half of 2008 to increase capital.  As of September 30, 2010, shareholders’ equity was $1.0 billion, an increase of $143.6 million or 16% from December 31, 2009, and an increase of $136.8 million or 15% from September 30, 2009.  As of September 30, 2010, all of our key regulatory capital ratios were higher, compared to our ratios as of December 31, 2009 and September 30, 2009.  As of September 30, 2010, our Tier 1 capital ratio was 17.71%, our total capital ratio was 18.98%, our leverage ratio was 7.15%, and our ratio of tangible common equity to risk-weighted assets was 19.50%.

We resumed repurchases under our share repurchase program in the third quarter of 2010 and purchased 208,500 shares of our common stock at an average cost per share of $46.93 and a total cost of $9.8 million.  From the beginning of our share repurchase program in July 2001 through September 30, 2010, we repurchased a total of 45.8 million shares of common stock and returned $1.6 billion to our shareholders at an average cost of $35.50 per share.  As of September 30, 2010, remaining buyback authority under the Parent’s share repurchase program was $75.6 million of the total $1.70 billion repurchase amount authorized by the Parent’s Board of Directors.

In October 2010, the Parent’s Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent’s outstanding shares.  The dividend will be payable on December 14, 2010 to shareholders of record at the close of business on November 30, 2010.

Regulatory Initiatives Related to Capital and Liquidity

The Basel Committee on Banking Supervision (the “Basel Committee”) released a comprehensive list of proposals for changes to capital, leverage, and liquidity requirements for banks in December 2009 (commonly referred to as “Basel III”).  In July 2010, the Basel Committee announced the design for its capital and liquidity reform proposals.

In September 2010, the oversight body of the Basel Committee announced minimum capital ratios and transition periods providing:  (i) the minimum requirement for the Tier 1 common equity ratio will be increased from the current 2.0% level to 4.5% (to be phased in by January 1, 2015); (ii) the minimum requirement for the Tier 1 capital ratio will be increased from the current 4.0% to 6.0% (to be phased in by January 1, 2015); (iii) an additional 2.5% of Tier 1 common equity to total risk-weighted assets (to be phased in between January 1, 2016 and January 1, 2019; and (iv) a minimum leverage ratio of 3.0% (to be tested starting January 1, 2013).  The proposals also narrow the definition of capital, excluding instruments that no longer qualify as Tier 1 common equity as of January 1, 2013, and phasing out other instruments over several years.  It is unclear how U.S. banking regulators will define “well-capitalized” in their implementation of Basel III.

The liquidity proposals under Basel III include:  (i) a liquidity coverage ratio (to become effective January 1, 2015); (ii) a net stable funding ratio (to become effective January 1, 2018); and (iii) a set of monitoring tools for banks to report minimum types of information to their regulatory supervisors.

Many of the details of the new framework related to minimum capital levels and minimum liquidity requirements in the Basel Committee’s proposals will remain uncertain until the final release is issued later this year.  Implementation of the final provisions of Basel III will require implementing regulations and guidelines by U.S. banking regulators.  Implementation of these new capital and liquidity requirements has created significant uncertainty with respect to the future liquidity and capital requirements for financial institutions.  Therefore, we are not able to predict at this time the content of liquidity and capital guidelines or regulations that may be adopted by regulatory agencies or the impact that any changes in regulation may have on the Company and the Bank.

Table 20 presents our regulatory capital and ratios as of September 30, 2010, December 31, 2009, and September 30, 2009.

	Regulatory Capital and Ratios			Table 20
		September 30,	December 31,	September 30,
	(dollars in thousands)	2010	2009	2009
Regulatory Capital
	Shareholders’ Equity	$1,039,561	$895,973	$902,799
Less:	Goodwill	31,517	31,517	34,959
	Postretirement Benefit Liability Adjustments	5,396	5,644	6,748
	Net Unrealized Gains on Investment Securities	85,176	26,290	60,845
	Other	2,234	2,398	2,346
	Tier 1 Capital	915,238	830,124	797,901
	Allowable Reserve for Credit Losses	65,687	70,909	75,393
	Total Regulatory Capital	$980,925	$901,033	$873,294

	Risk-Weighted Assets	$5,167,838	$5,594,532	$5,958,763

Key Regulatory Capital Ratios
	Tier 1 Capital Ratio [1]	17.71%	14.84%	13.39%
	Total Capital Ratio [2]	18.98	16.11	14.66
	Leverage Ratio [3]	7.15	6.76	6.65

1  Tier 1 Capital Ratio as of December 31, 2009 and September 30, 2009 was revised from 14.88% and 13.43%, respectively.

2  Total Capital Ratio as of December 31, 2009 and September 30, 2009 was revised from 16.15% and 14.70%, respectively.

3  Leverage Ratios as of December 31, 2009 and September 30, 2009 was revised from 6.78% and 6.67%, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as Variable Interest Entities (“VIEs”). We routinely sell residential mortgage loans to investors, with servicing rights retained. Our residential mortgage loans sold to third parties are generally sold on a non-recourse basis.

Contractual Obligations Our contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4.                                   Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.  There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A.                          Risk Factors

The impact from the implementation of recent legislative and regulatory initiatives, the Dodd-Frank Act in particular, has not been fully realized.  Some of the provisions that may adversely impact the Company’s results of operations, financial condition, or liquidity include a mandate to limit debit card interchange fees, amendments to the Electronic Fund Transfer Act regarding overdraft fees, and the Credit Card Accountability, Responsibility, and Disclosure Act, involving interest rates and fees on card accounts.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection, which will have the authority to administer and enforce the new federal regulatory framework of consumer financial regulation.  These provisions may limit the type of products we offer, the methods of offering them, and prices at which they are offered.  They may also increase the cost of offering these products.  The future impact of the many provisions in the Dodd-Frank Act and other legislative and regulatory initiatives on the Company’s business and results of operations will depend upon regulatory interpretation and rulemaking that will be undertaken over the next several months and years.

In October 2010, the Department of Justice and credit card companies, Visa and Mastercard, settled an investigation related to various “processing fees” that the two electronic payment networks charge to merchants, depending on the type of card a customer uses.  The proposed settlement will allow merchants to offer more options, including discounts to customers who pay using the least-expensive credit and debit cards.  The impact of this settlement on the Company’s business and result of operations is unpredictable at this time, as it too will depend on future actions by regulators, merchants, and consumers.

In September 2010, the Basel Committee on Banking Supervision announced proposed new requirements related to capital and liquidity.  For further discussion on the proposed new requirements, see the “Regulatory Initiatives Related to Capital and Liquidity” section in MD&A.

Other than the additional risk factors noted above, there were no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of equity securities for the third quarter of 2010 were as follows:

Issuer Purchases of Equity Securities
			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased [1]	Paid Per Share	or Programs	Plans or Programs [2]
July 1 - 31, 2010	13,589	$49.94	13,500	$84,682,010
August 1 - 31, 2010	97,726	47.74	97,500	80,027,911
September 1 - 30, 2010	97,663	45.72	97,500	75,570,381
Total	208,978	$46.94	208,500

1  The months of July, August, and September 2010 included 89, 226, and 163 shares purchased for a Rabbi Trust and income tax withholdings related to stock option exercises.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

2  The Parent repurchased shares during the third quarter of 2010 pursuant to its ongoing share repurchase program that was first announced in July 2001.  As of  September 30, 2010, $75.6 million remained of the total $1.70 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program.  The program has no set expiration or termination date.

Item 6.                                   Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 2010		Bank of Hawaii Corporation

	By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and
President

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